Form 10-K
period 2001-12-31
NEWMONT MINING CORP /DE/
filed 2002-03-27
CIK 1164727

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

                                      or

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From       to

                       Commission File Number 001-31240

                          Newmont Mining Corporation
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                 84-1611629
    (State or Other Jurisdiction of           (I.R.S. Employer Identification
    Incorporation or Organization)                          No.)

          1700 Lincoln Street                              80203
           Denver, Colorado                              (Zip Code)
    (Address of Principal Executive
               Offices)

       Registrant's telephone number, including area code (303) 863-7414

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class               Name of Each Exchange on Which Registered
             -------------------               -----------------------------------------
        Common Stock, $1.60 par value                   New York Stock Exchange
                                                        New York Stock Exchange
 $3.25 Convertible Preferred Stock, $5.00 par
                    value

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting common stock and equivalents held by non-affiliates of the Registrant (based on the closing sale price of the shares of common stock on the New York Stock Exchange) on March 18, 2002, was approximately $9,254,549,905.

  The number of shares of Registrant's common stock outstanding on March 18, 2002, was 335,019,544.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of Registrant's definitive Proxy Statement submitted to the Registrant's stockholders in connection with our 2002 Annual Stockholders Meeting to be held on May 15, 2002, are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This document (including information incorporated herein by reference) contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Newmont Mining Corporation and our subsidiaries. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report commencing on page 8.

                                    PART I

ITEM 1. BUSINESS

Introduction

  Newmont Mining Corporation's original predecessor corporation was incorporated in 1921 under the laws of Delaware. On February 13, 2002, at a special meeting of the stockholders of Newmont, stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions described below and to create a more flexible corporate structure. Newmont merged with an indirect, wholly-owned subsidiary, which resulted in Newmont becoming a direct wholly-owned subsidiary of a new holding company. The new holding company was renamed Newmont Mining Corporation. There is no impact to the consolidated financial statements of Newmont as a result of this restructuring and former stockholders of Newmont became stockholders of the new holding company. In this report, "Newmont" and "we" refer to Newmont Mining Corporation and/or our affiliates and subsidiaries.

  On January 10, 2001, Newmont completed a stock-for-stock merger with Battle Mountain Gold Company pursuant to an Agreement and Plan of Merger, dated June 21, 2000.(/1/) During 2001, we integrated the former Battle Mountain operations in Canada and Bolivia, the Phoenix development project in Nevada, and the interest in the Pajingo (Vera/Nancy) joint venture operation in Australia.(/2/) Synergies in excess of an estimated $25 million,(/3/) pre-tax, were achieved during 2001 from consolidation of administrative and exploration staffs, purchasing economies and the introduction of Newmont's Gold Medal Performance program at Battle Mountain's operations. The Phoenix project is expected to provide an opportunity for additional synergies in future years from utilization of existing nearby processing facilities.

  In November 2001, Newmont announced proposed acquisitions of Normandy Mining Limited, an Australian company, and Franco-Nevada Mining Corporation Limited, a Canadian company. On February 16, 2002, Newmont completed the acquisition of Franco-Nevada pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy through an off-market bid for all of the ordinary shares in the capital of Normandy. On February 26, 2002, when Newmont's off-market bid for Normandy expired, Newmont had a relevant interest in more than 96% of Normandy's outstanding shares. Newmont is exercising compulsory acquisition rights under Australian law to acquire all of the shares of Normandy that Newmont does not own and expects this process to be completed in April 2002.

  Franco-Nevada has a portfolio of royalty interests covering producing and non-producing mineral properties located in the United States, Canada, Australia, South Africa, Indonesia and various South American countries. Franco-Nevada also has a portfolio of oil and gas interests in western Canada and various direct and indirect investments in resource properties in Canada, Nevada, Central and South America, Australia, South Africa, Indonesia and the Dominican Republic.

--------
(1) The merger was accounted for as a pooling of interests, and as such, the financial and operating data presented in this report includes Battle Mountain as if it has always been a part of Newmont. Consequently, some historical financial and operating data presented in this report may differ from previous reports.
(2) For more information on Pajingo see Item 2, Properties, on page 18.
(3) All references to "dollars" or "$" in this report refer to United States currency unless otherwise specified.

  Normandy is Australia's largest gold producer, with over 2 million equity ounces of gold sales annually, and with operations in Australia, the United States, New Zealand, Turkey, Chile, Brazil and Canada. Normandy is also a producer of zinc concentrates and owns interests in companies producing cobalt and magnesium.

  As a result of the Normandy and Franco-Nevada acquisitions, Newmont has gold reserves of 86 million ounces and an aggregate land position of approximately 94,000 square miles (244,000 square kilometers). We have operations in North America, South America, Australia, New Zealand, Indonesia, Uzbekistan and Turkey. In 2002, we expect to obtain more than 70% of our production from politically and economically stable countries, namely the United States, Canada and Australia. Newmont is also engaged in the production of, and exploration for, copper and zinc.

  In connection with the acquisition of Normandy and Franco-Nevada, Newmont will issue approximately 194 million Newmont common shares or common share equivalents to former stockholders of Normandy and Franco-Nevada. In addition, pursuant to Newmont's offer for Normandy, Newmont will make cash payments of approximately $465 million to former stockholders of Normandy ordinary shares. During 2002, we will review opportunities to further rationalize our asset base through the consolidation of separately held and managed assets, asset swaps, and the sale or disposal of lower margin or non-core operations or interests.

  Unless explicitly provided otherwise in this report, production, revenue and other financial information with respect to 2001 and prior years do not include the operations or revenues of Normandy or Franco-Nevada.

  As of December 31, 2001, prior to the completion of the Normandy and Franco-Nevada transactions, Newmont had revenues of $ 1.66 billion in 2001 and $1.82 billion in 2000. In 2001, Newmont had a net loss to common shares of $30.8 million, while in 2000, Newmont had a net loss to common shares of $102.3 million.

  Newmont's corporate headquarters are in Denver, Colorado, USA.

  For additional information, see Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 36 below.

Products

Gold

Gold Production

  Including Newmont's subsidiaries, partnerships and joint ventures prior to the Normandy and Franco-Nevada transactions, Newmont sold 5.43 million equity ounces of gold in 2001 and 5.73 million equity ounces in 2000. References in this report to "equity ounces" mean that portion of gold produced, or included in proven and probable reserves, which is attributable or proportionate to our ownership or economic interest.

  Approximately 59% of Newmont's gold production came from North American operations in 2001 and 41% from overseas operations. In 2000, approximately 64% of our gold production came from North American operations and 36% came from overseas operations. In 2001, 44% of overseas production, or 18% of total production, was attributable to Minera Yanacocha in Peru. At December 31, 2001, approximately 47% of our total long-lived assets were related to our overseas operations, with 37% of that total in Indonesia and 53% in Peru.

Gold Uses

  Gold has two main categories of use--product fabrication and bullion investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and high-karat jewelry.

  Most of Newmont's revenue comes from the sale of refined gold in the international market. The end product at each of Newmont's gold operations, however, is dore bars. Because dore is an alloy consisting mostly of gold but also containing silver, copper and other metals, dore bars are sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of refining agreements, the dore bars are refined for a fee, and Newmont's share of the refined gold and the separately, recovered silver are credited to Newmont's account or delivered to buyers, except in the case of the dore produced from Newmont's operation in Uzbekistan. Dore from that operation is refined locally and physically returned to Newmont for sale in international markets. We do not believe that the loss of service at any of our refiners would have an adverse effect on our business due to the availability of alternative refiners able to supply the necessary services. Additionally, through our recent acquisition of Normandy, Newmont has an interest in an Australian refinery.

Gold Supply

  The worldwide supply of gold consists of a combination of new production from mining and the draw-down of existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for 60% to 65% of the total annual supply of gold.

Gold Price

  The price of gold is affected by numerous factors that are beyond our control. See Risks Related to the Gold Mining Industry Generally in Item 1A, Risk Factors, commencing on page 8 below.

  The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per ounce on the London Bullion Market.

Year                                                           High Low  Average
----                                                           ---- ---- -------
1992.......................................................... $360 $330  $344
1993.......................................................... $406 $326  $360
1994.......................................................... $396 $370  $384
1995.......................................................... $396 $372  $384
1996.......................................................... $415 $367  $388
1997.......................................................... $367 $283  $331
1998.......................................................... $313 $273  $294
1999.......................................................... $326 $253  $279
2000.......................................................... $313 $264  $279
2001.......................................................... $293 $256  $271
2002 (through March 18)....................................... $304 $278  $289

--------
Source of Data: Metals Week and Reuters.

  On March 18, 2002, the afternoon fixing price for gold on the London Bullion Market was $292.05 per ounce and the spot market price of gold on the New York Commodity Exchange was $ 292.70 per ounce.

  Newmont's gold sales are generally made at the average price prevailing during the month in which the gold is delivered to the customer plus a "contango," which is essentially an interest factor, from the beginning of the month until the date of delivery. Revenue from a sale is recognized when gold is delivered from the refiner or other depository to the customer.

Copper

Copper Production

  The Batu Hijau mine in Indonesia, in which Newmont holds a 56.25% economic interest (a 45% equity interest), produced copper/gold concentrates containing
657.0 million pounds of copper (370 million equity pounds) and 533,600 ounces of gold (300,200 equity ounces) in 2001. The concentrates, which have the consistency of fine sand, contain about 30% copper and about 0.42 ounce per ton of gold. In addition, the Golden Grove operations in Western Australia, which were acquired in their entirety as a result of the Normandy acquisition, produced concentrates containing 242.5 million pounds of copper for the 12 months ended June 30, 2001.

Copper Uses

  Newmont delivers and sells the concentrates from Batu Hijau to smelters in Japan, Korea, Australia and Europe. The majority of Newmont's production is sold under long-term contracts, and the balance on the spot market. Refined copper, the final product from the treatment of concentrates, is incorporated into wire and cable products for use in the construction, electric utility, communication and transportation industries. Copper is also used in industrial equipment and machinery, consumer products and a variety of other electrical and electronic applications and is used to make brass. Materials that compete with copper include aluminum, plastics, stainless steel and fiber optics. Refined, or cathode, copper is also an internationally traded commodity.

Copper Price

  The price of copper is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper and on the New York Commodity Exchange (Comex) in terms of dollars per pound of high grade copper. Copper prices tend to be more cyclical than gold prices and are more directly affected by the worldwide balance of supply and demand. The volatility of the copper market is illustrated by the following table, which shows the dollar per pound equivalent of the high, low and average price of high grade copper on the London Metal Exchange in each of the last ten years:

Year                                                         High   Low  Average
----                                                         ----- ----- -------
1992........................................................ $1.21 $0.89  $1.04
1993........................................................ $0.91 $0.72  $0.81
1994........................................................ $1.40 $0.78  $1.05
1995........................................................ $1.47 $1.23  $1.33
1996........................................................ $1.29 $0.83  $1.04
1997........................................................ $1.23 $0.77  $1.03
1998........................................................ $0.85 $0.65  $0.75
1999........................................................ $0.84 $0.61  $0.71
2000........................................................ $0.91 $0.73  $0.82
2001........................................................ $0.83 $0.60  $0.72
2002 (through March 18)..................................... $0.74 $0.64  $0.70

--------
Source of Data: Metal Bulletin

  On March 18, 2002, the closing spot price of high grade copper on the London Metal Exchange was equivalent to $0.74 per pound.

Zinc

  Newmont produces zinc, lead and copper concentrates at our Golden Grove operations in Western Australia. Golden Grove produced 182,700 tonnes of zinc concentrates containing 82,400 tonnes of payable zinc during the period July 1, 2000 to June 30, 2001. Golden Grove markets its zinc concentrates under "evergreen" contracts to major zinc smelters in Japan and Korea. The majority of zinc concentrates are sold under long term contract arrangements. Pricing terms are negotiated annually.

Hedging Activities

  Newmont has a "no hedging" philosophy and generally sells our production at spot market prices. Nevertheless, Newmont monitors the market on an ongoing basis and may periodically elect to enter into selective hedging transactions, if required to achieve our strategic objectives. The hedging policy authorized by Newmont's board of directors limits total hedging activity to 16 million ounces.

  Newmont sales of gold under forward sales contracts represented 1%, 3%, and 6% of Newmont's total equity sales in 2001, 2000, and 1999, respectively. Newmont, prior to the acquisitions of Normandy and Franco-Nevada, utilized forward sales contracts for a portion of the gold production from the Minahasa mine in Indonesia and from the Nevada and Canadian operations. No costs were incurred in connection with forward sales contracts and there were no margin requirements related to these contracts. In December 2001, Newmont entered into offsetting positions to effectively close out combination matched put and call options and flat forward sales contracts associated with Canadian operations. In September 2001, Newmont entered into transactions closing out certain written call options covering 2.35 million ounces of gold. These options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold from 2005 to 2011. Under the terms of the sales contracts, Newmont will realize the lower of the spot price on the delivery date or the stated capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011.

  At December 31, 2001, the following offsetting commodity instruments were outstanding for Newmont and subsidiaries owned by Newmont on that day:

                                                        Ounces   Fair Value
                                                        ------- -------------
                                                                (in millions)
Combination, matched put and call options, expiring
 2002-2004............................................. 193,067        $  3.2
Offsetting combination, matched put and call options,
 expiring 2002-2004.................................... 193,067        $ (3.2)
Flat forward sales contracts, 2002-2004................  64,067        $  2.0
Forward purchase contracts, 2002-2004..................  64,067        $ (2.0)

  For more information see Market Conditions and Risks in Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 38 below.

  Prior to Newmont's acquisition of Normandy, Normandy's policy was to hedge a minimum of 60% of recoverable reserves. Recoverable reserves were generally between 80% and 95% of total reserves. Normandy did not enter into contracts that required margin calls and has no outstanding long-dated sold call options. Normandy utilized forward sales contracts with fixed and floating gold lease rates. Newmont intends to opportunistically unwind or deliver into Normandy's hedge contracts over time.

  At December 31, 2001, the Normandy hedge position consisted of derivative contracts covering approximately 8.6 million ounces of gold at an average price of $283 per ounce. At that time, the Normandy hedge position included forward sales, purchased put, and convertible put contracts covering 5.8, 1.3, and 1.5 million ounces at net contract prices of $286, $267, and $283, respectively. At December 31, 2001, the mark-to-market value of the combined Normandy hedge position (which includes subsidiaries) represented an approximate liability of $239 million. All prices and values noted above were converted to US dollars at the December 31, 2001, closing exchange rate of A$1.9543/US$.

Royalty Business

  Newmont is in the process of forming a new business unit to build upon the royalty and merchant banking business of Franco-Nevada. As part of our ongoing exploration program (which is described in the Exploration section on page 6 below), we identify properties or exploration targets that have good potential but appear incompatible with our core objectives, and seek to sell those properties to other operators in return for a royalty. Newmont is in the process of identifying properties where we do not intend to conduct active exploration in the foreseeable future. Newmont will attempt to assemble land packages from among these lands and sell these packages to other operators, possibly in return for a royalty. In some cases these lands may be prospective for minerals other than gold. Through this process Newmont intends to continue to benefit from any discoveries made by other operators on lands in which we have a royalty.

Exploration

  Newmont and its subsidiaries, prior to the acquisitions of Normandy and Franco-Nevada, spent $55.5 million in 2001 and $77.4 million in 2000 for exploration and research. Exploration work is regularly conducted in areas surrounding our existing mines for the purpose of locating additional deposits and determining mine geology. Our exploration staff employs state-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems to aid in the location of prospective targets.

  Gold exploration is highly speculative in nature, involves many risks and frequently is unproductive. No assurances can be given that any of our new or ongoing exploration programs will result in new mineral producing operations. Once mineralization is discovered, it may take many years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change.

  For more information, see Item 2, Properties, commencing on page 14 below.

Segment Information, Export Sales, Etc.

  Note 20 to our consolidated financial statements beginning on page 81 of this report includes information for each of the last three years relating to our business segments and certain financial information, our domestic and export sales, and our customers.

Licenses and Concessions

  Other than operating licenses for its mining and processing facilities, there are no third party patents, licenses or franchises material to Newmont's business. In many foreign countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Bolivia, Indonesia, Peru, Mexico and Turkey. The concessions and contracts are subject to the political risks associated with foreign operations. For a more detailed description of our Indonesian Contracts of Work, see Item 2, Properties on pages 19-20 below.

Condition Of Physical Assets; Insurance and Foreign Investment Risks

  Our business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, see Liquidity and Capital Resources in Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, on pages 47-50 below.

  We maintain insurance against property loss and business interruption and insure against risks that are typical in the operation of business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to liability for environmental impairment.

  Some concern always exists with respect to investments in less developed countries and countries with emerging economies where civil unrest, nationalist movements, political violence or economic crises are possible. These countries may also pose heightened risks of expropriation of assets, increased taxation and a unilateral modification of concessions and contracts. We have obtained political risk insurance through May 2002, to cover portions of our investment in Indonesia against the risk of expropriation, war, civil unrest and political violence. This insurance is limited to particular risks and is subject to certain exclusions. There can be no assurance that claims would be paid under such insurance in connection with a particular event.

Environmental Matters

United States Operations

  Newmont's United States mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with all applicable laws and regulations. Each currently operating Newmont mine has a reclamation plan in place that meets all currently enacted legal and regulatory requirements. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2001, $128.4 million was accrued for reclamation costs relating to currently producing mineral properties owned by Newmont on that day.

Reclamation and Remediation of Inactive Sites within the United States

  Newmont is involved in several matters concerning environmental obligations associated with former U.S. mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $57.3 million was accrued for such obligations associated with properties owned by Newmont or our subsidiaries on or before December 31, 2001. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 50% greater or 30% lower than the amount accrued at December 31, 2001. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to costs and expenses in the period estimates are revised.

  For a discussion on the most significant reclamation and remediation activity, see the discussion in Item 3, Legal Proceedings, commencing on page 31 below, Environmental in Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations commencing on page 50 below, and Note 21 of Item 7, commencing on page 83 below.

Operations Outside the United States

  Newmont's interests outside the United States are also subject to governmental regulations for the protection of the environment. These regulations have not had, and are not expected to have, a material adverse impact on Newmont's operations or our competitive position. All of the international projects we manage adopt and implement environmental policies and procedures developed by us.

Employees

  There were 10,600 people employed by Newmont and our affiliates worldwide at December 31, 2001, and 10,800 people employed by Newmont and our affiliates worldwide at December 31, 2000. At December 31, 2001, Franco-Nevada employed 25 people and Normandy employed 2,900 people.

Forward-Looking Statements

  Certain statements contained in this report (including information incorporated by reference) are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under this section. Our forward-looking statements include, without limitation:

  . estimates of future mineral production for specific operations and on a consolidated basis;

  . estimates of future production costs and other expenses, for specific operations and on a consolidated basis;

  . estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof;

  . statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and expected production commencement dates;

  . estimates of future costs and other liabilities for certain environmental matters;

  .  estimates of reserves; and

  . projected synergies and costs associated with acquisitions and related matters.

  Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Cautionary statements setting forth important factors that could cause actual results to differ materially from our forward-looking statements are described below in Item 1A and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

  All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. Newmont does not undertake any obligation to release publicly any revisions to these forward-looking statements, to reflect events or circumstances after the date of the document, or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

ITEM 1A. RISK FACTORS

Every investor or potential investor in Newmont should carefully consider the following risks, which have been separated into two groups:

  .  risks related to the gold mining industry generally; and

  .  risks related to Newmont's operations.

Risks Related to the Gold Mining Industry Generally

A Substantial or Extended Decline in Gold Prices Would Have a Material Adverse Effect on Newmont

  Newmont's business is extremely dependent on the price of gold, which is affected by numerous factors beyond Newmont's control. Factors tending to put downward pressure on the price of gold include:

  .  sales or leasing of gold by governments and central banks;

  .  a low rate of inflation and a strong U.S. dollar;

  .  global and regional recession or reduced economic activity;

  .  speculative trading;

  .  the demand for gold for industrial uses, use in jewelry, and investment;

  .  high supply of gold from production, disinvestment, scrap and hedging;

  . sales by gold producers in forward transactions and other hedging transactions;

  . devaluing local currencies (relative to gold priced in US Dollars) leading to lower production costs and higher production in certain major gold-producing regions.

  Any drop in the price of gold adversely impacts our revenues, profits and cash flows, particularly in light of our "no hedging" philosophy. Newmont has recorded asset writedowns in recent years as a result of a sustained period of low gold prices. Newmont may experience additional asset impairment as a result of continuing low gold prices.

  In addition, sustained low gold prices can:

  . reduce revenues further by production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then-prevailing gold price;

  .  halt or delay the development of new projects;

  . reduce funds available for exploration, with the result that depleted reserves are not replaced; and

  . reduce existing reserves, by removing ores from reserves that cannot be economically mined or treated at prevailing prices.

  Also see the discussion in Item 1, Gold Price, commencing on page 3 above.

Gold Producers Need to Continually Obtain Additional Reserves for Gold
Production

  Gold producers must continually replace gold reserves depleted by production. Depleted reserves must be replaced by expanding known orebodies or by locating new deposits in order for gold producers to maintain production levels over the long term. Success in exploration for gold is uncertain. As a result, reserves may decline as gold is produced without adequate replacement.

Estimates of Proven and Probable Reserves are Uncertain

  Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques. Gold producers use feasibility studies to derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, comparable facility, equipment, and operating costs, and other factors. Actual cash operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change.

Increased Costs Could Affect Profitability

  The cash cost of production at any particular mining location is frequently subject to great variation from one year to the next due to a number of factors, such as changing waste-to-ore ratios, ore grade and metallurgy. In the past, a cash cost swing of 10% at any one location has not been a significant factor in Newmont's profitability. However, this may not always be the case.

Mining Accidents or Other Adverse Events at a Mining Location Could Reduce Our Production Levels

  At any of Newmont's operations, production may fall below historic or estimated levels as a result of mining accidents such as a pit wall failure in an open pit mine, or cave-ins or flooding at underground mines. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions or seismic activity are encountered, ore grades are lower than expected, or the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected.

The Use of Hedging Instruments May Prevent Gains Being Realized from Subsequent Price Increases

  Consistent with Newmont's position as a largely unhedged producer, Newmont does not intend to enter into new material gold hedging positions and intends to decrease its hedge position over time. Over time, our intention is to opportunistically deliver into our existing hedge contracts, and we will seek to unwind our hedge position when economically attractive. Nonetheless, Newmont currently has a gold hedging position. If the gold price rises above the price at which future production has been committed under these hedge instruments, Newmont will have an opportunity loss. However, if the gold price falls below that committed price, Newmont's revenues will be protected to the extent of such committed production.

Currency Fluctuations May Affect the Costs that Newmont Incurs

  Currency fluctuations may affect the costs that we incur at our operations. Gold is sold throughout the world based principally on the U.S. dollar price, but a portion of Newmont's operating expenses are incurred in local currencies. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable.

Gold Mining Companies are Subject to Extensive Environmental Laws and
Regulations

  Newmont's exploration, production, and processing operations are extensively regulated under various U.S. federal, state, and local, and overseas laws relating to the protection of air and water quality, hazardous waste management and mine reclamation. Newmont has incurred current liabilities and may have potential future liability for environmental costs. Further, the regulatory environment for Newmont's operations could change in ways that would substantially increase Newmont's liability or the costs of compliance and that could have a material adverse effect on Newmont's operations or financial position.

Risks Related To Newmont Operations

Our Operations Outside North America and Australia are Subject to the Risks of Doing Business Abroad

  Exploration, development and production activities outside of North America and Australia are potentially subject to political and economic risks, including:

  .  cancellation or renegotiation of contracts;

  . disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

  .  changes in foreign laws or regulations;

  .  changes in tax laws;

  . royalty and tax increases or claims by governmental entities, including retroactive claims;

  .  expropriation or nationalization of property;

  .  currency fluctuations (particularly in countries with high inflation);

  .  foreign exchange controls;

  . restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, and on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

  . import and export regulations, including restrictions on the export of gold;

  .  restrictions on the ability to pay dividends offshore;

  .  environmental controls;

  . risks of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism; and

  . other risks arising out of foreign sovereignty over the areas in which our operations are conducted.

  Consequently, Newmont's exploration, development, and production activities outside of North America and Australia may be substantially affected by factors beyond Newmont's control, any of which could materially adversely affect Newmont's financial position or results of operations. Furthermore, in the event of a dispute arising from such activities, Newmont may be subject to the exclusive jurisdiction of courts outside North America or Australia or may not be successful in subjecting persons to the jurisdiction of the courts in North America or Australia, which could adversely affect the outcome of a dispute.

  Newmont has substantial investments in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence, changes in national leadership, and the secession of East Timor, one of its former provinces. Despite democratic elections in 1999, a change in government occurred in late July 2001, and civil unrest, independence movements, and tensions between the civilian government and the military continue. These problems heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, or expropriation of assets.

  In Peru, elections for a new president and Congress were held in April 2001, with run-off elections for the presidency held in June 2001. During the last two years, Minera Yanacocha, of which Newmont owns a 51.35% interest, has been the target of numerous local political protests, including ones that blocked the road between the Yanacocha mine complex and the city of Cajamarca. Newmont cannot predict whether these incidents will continue, nor can we predict the new government's continuing positions on foreign investment, mining concessions, land tenure, environmental regulation, or taxation.

Remediation Costs for Federal Superfund Law Liabilities May Exceed the Provisions We Have Made

  Newmont has conducted extensive remediation work at two inactive sites in the United States as a result of liability under the U.S. Superfund law. At one of these two sites, remediation requirements have not been finally determined, and the ultimate cost cannot be estimated with certainty. At a third site in the U.S., an inactive uranium mine and mill formerly operated by a subsidiary of Newmont, final remediation has not begun due to the failure to date of federal agencies to agree on a remediation plan. We dispute our liability for remediation costs at this site. The environmental standards that may ultimately be imposed at this site remain uncertain and there is a risk that the costs of remediation may exceed the provision Newmont's subsidiary has made for such remediation by a material amount.

  Whenever a previously unrecognized remediation claim becomes known or a previously estimated cost is increased, that amount of additional cost is expensed and this can materially reduce net income in that period.

We May Face Risks Related To Our Investment In Australian Magnesium Corporation (AMC)

  As a result of its acquisition of Normandy, Newmont is a substantial holder of AMC securities and has significant future obligations to AMC, based in Queensland, Australia. Newmont has a 22.8% voting interest in AMC.

  In November 2001, the AMC board of directors gave formal approval to commence development of its A$1.3 billion(/4/) magnesium project. AMC raised A$525 million in equity in November 2001, to support the financing of the project. Newmont has an obligation to contribute A$100 million in equity between October 31, 2002 and January 31, 2003. The project's remaining funding is provided by bank facilities for A$902 million, and federal and state government support of A$100 million each.

  Additionally, AMC announced on November 29, 2001, that Normandy, which subsequently has become a subsidiary of Newmont, agreed to continue as guarantor of AMC's foreign exchange hedging position of A$204 million and of AMC's A$72 million corporate facility with ANZ Banking Group Limited. If AMC is unable to perform its obligations under these arrangements, there is a risk that Newmont's subsidiary, as guarantor, may incur liabilities under these arrangements.

  Additionally, there are a number of significant risks related to investments in AMC, including:

  .  risks related to the project, which has no operating history;

  .  AMC's substantial dependence on the project;

  .  risks related to the magnesium market;

  .  financial risks specific to AMC's business and operations; and

  .  AMC's reliance upon Newmont for financial and operational support.

Our Level Of Indebtedness May Affect Our Business

  Through Newmont's recent acquisitions, our level of indebtedness has increased, although debt is a smaller percentage of our total capitalization. The level of indebtedness could have important consequences for our operations, including:

  . Newmont may need to use a large portion of the money Newmont earns to repay principal and pay interest on our debt, which will reduce the amount of money available to finance our operations and other business activities;

  . Newmont's debt level may make us vulnerable to economic downturns and adverse developments in Newmont's businesses and markets; and

  . Newmont's debt level may limit our ability to pursue other business opportunities, borrow money for operations or capital in the future or implement our business strategy.

  Newmont expects to obtain the funds to pay our expenses and to pay principal and interest on our debt by utilizing cash flow, refinancing existing debt and asset sales. Newmont's ability to meet these requirements will
--------
(4) At March 18, 2002, the exchange rate was A$1.9037/US$.

depend on our future financial performance, which will be affected by financial, business, economic and other factors. Newmont will not be able to control many of these factors, such as economic conditions in the markets in which Newmont operates. Newmont cannot be certain that our future cash flow will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If cash flow is insufficient, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot be sure that we will be able to do so on commercially reasonable terms, if at all.

Occurrence of Events for which We are not Insured may Affect Our Cash Flows and Overall Profitability

  We maintain insurance to protect ourselves against certain risks related to our operations. This insurance is maintained in amounts that we believe to be reasonable depending upon the circumstances surrounding each identified risk. However, Newmont may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons, including the fact that insurance may not be available for certain matters. Occurrence of events for which Newmont is not insured may affect its cash flows and overall profitability.

Uncertainties Exist in Integrating the Business Operations of all of Our Recently Acquired Subsidiaries

  We intend, to the extent possible, to integrate our operations with those of our recently acquired subsidiaries. Our goal in integrating these operations is to increase earnings and achieve cost savings by taking advantage of the synergies of consolidation and enhanced growth opportunities. We may encounter substantial difficulties integrating these operations, resulting in a delay or the failure to achieve the anticipated synergies and, therefore, the expected increases in earnings. Moreover, the integration process may cause us to incur substantial unanticipated costs as a result of, among other things:

  .  the loss of key employees;

  . the possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures among the subsidiaries; and the need to implement, integrate and harmonize various business-specific operating procedures and systems, as well as company-wide financial, accounting, information, and other systems; and

  . the diversion of management's attention from day-to-day business as a result of the need to deal with integration issues.

  For these reasons, Newmont may not complete successfully the necessary integration or realize some or all of the anticipated benefits of the integration. Actual cost savings and synergies may be lower than Newmont currently expects and may take a longer time to achieve than Newmont currently anticipates.

Our Business Depends on Good Relations with Our Employees

  Newmont may experience difficulties in integrating labor policies, practices, and strategies with our recently acquired subsidiaries. In addition, problems with or changes affecting employees of one subsidiary may affect relations with employees of other subsidiaries. The process of integrating our recently acquired subsidiaries increases the risk of labor disputes, work stoppages, or other disruptions in production that could adversely affect us. Furthermore, Newmont has a number of employees subject to collective bargaining agreements.

Our Earnings also Could be Affected by the Prices for Other Commodities

  The revenues and earnings of Newmont also could be affected, to a lesser extent than by the price of gold, by the prices of other commodities such as copper and zinc. The prices of these commodities are affected by numerous factors beyond Newmont's control. For more information see Item 1, Copper and Zinc, commencing on page 4 above, and Item 2, Properties, commencing on page 14 below.

We May Not Have Satisfactory Title to our Properties

  The validity and ownership of mining property holdings can be uncertain and may be contested. Although Newmont has attempted to acquire satisfactory title to our properties, some risk exists that some titles, particularly titles to undeveloped properties, may be defective. In addition, there are currently a number of pending native title or traditional landowner claims relating to certain properties in Australia.

ITEM 2. PROPERTIES

Introduction: Gold Processing Methods

  Gold is extracted from naturally-oxidized ores by either heap leaching or milling, depending on the amount of gold contained in the ore and the amenability of the gold ore to treatment. Gold contained in ores that are not naturally oxidized can be directly milled if the gold is amenable to cyanidization, generally known as free milling ores. Ores that will not leach efficiently, known as refractory ores, require more costly and complex processing techniques than oxide or free milling ore. Higher-grade refractory ores are processed through either roasters or autoclaves. Roasters heat finely ground ore with air and oxygen to a high temperature and burn off the carbon and oxidize the sulfide minerals that encase the gold and prevent efficient leaching. Autoclaves use heat, oxygen and pressure to remove sulfide minerals from the ore.

  Some gold bearing sulfide ores may be processed through a flotation plant or by bio-milling. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to float in air bubbles to the top of the tank, where they can be separated from waste particles that sink to the bottom. The sulfides are removed from the cell and formed into a concentrate that can then be processed in an autoclave or roaster to fully recover the gold. Bio-milling incorporates patented technology that involves inoculation of suitable crushed ore on a leach pad with naturally occurring bacteria strains that oxidize the sulfides encasing the gold over a period of time. The ore is then processed through an oxide mill.

  Free milled ores and some oxide ores are processed through mills where the ore is ground into a fine powder and mixed with water in slurry, which then passes through a cyanide leaching circuit where gold is extracted and collected on carbon followed by extraction from the carbon and electrowinning. Other ores are processed using heap leaching. The ore is crushed and stacked on impermeable pads, where weak cyanide solution is applied to the top surface of the heaps to dissolve the gold. The gold-bearing solution is collected and pumped to facilities to remove the gold by collection on carbon or zinc precipitation directly from leach solutions.

Production Properties

  Set forth below is a description of the properties of Newmont and its subsidiaries, including the properties of Normandy and Franco-Nevada.

North America

Nevada

Production

  Newmont has been mining gold in Nevada since 1965. Newmont's Nevada operations include Carlin, located west of Elko on the geological feature known as the Carlin Trend, and the Winnemucca Region, located 80 miles (129 kilometers) to the west of Carlin. The Carlin Trend is the largest gold district discovered in North America in the last 50 years. The Winnemucca Region includes the Twin Creeks mine located near Winnemucca, the Lone Tree Complex located near Battle Mountain, and the Battle Mountain Complex, near Battle Mountain, where there are no currently active mining operations but where studies are ongoing with respect to the feasibility of developing a large gold/copper deposit, known as Phoenix. Following Newmont's acquisition of Normandy, our Nevada operations also include the Midas mine.

  In 2001, ore was mined from nine open-pit deposits and five underground mines, including the Midas mine. Although the Deep Post open pit was mined out at the end of 2000, production from stockpiled ore continued into 2001. Production from the Deep Post underground mine, which is accessed through a decline near the bottom of the pit, commenced in March 2001.

  Gold sales from Newmont's Nevada operations (excluding the Midas mine, which was acquired by Newmont in the Normandy acquisition) totaled approximately 2.7 million equity ounces at a cash cost of $222 per ounce for 2001. The Midas mine sold 138,900 ounces of gold in 2001. Total cash costs per ounce produced were $135.(/5/)

  Underground production will continue to grow at Carlin, as preliminary underground mine development is expected to begin in 2002 at Leeville. Additionally, for the first time, underground mining will occur from the Gold Quarry open pit mine, where development of a small deposit, Chukar, began in January 2002, with production expected in November 2002.

Processing Facilities

  Newmont's operations in Nevada have a number of different ore types and processing techniques. Newmont has developed a linear programming model to determine the best mix of ore types for each processing facility in order to obtain the maximum ounces of gold at the lowest cost from the ores. Approximately 74.6% of Newmont's 2001 year-end proven and probable gold reserves in Nevada (excluding the Midas mine) were refractory and the balance were oxide. Nevada's production has increasingly come from higher-cost refractory ores from both deep open pits and underground mines, as near-surface oxide ores have been depleted. Refractory ore treatment facilities are expected to generate approximately 76% of Nevada's gold production (excluding the Midas mine) in 2002, compared with 65% in 2001, and 68% in 2000.

  Higher-grade oxide ores are processed at one oxide mill at Carlin, two at Twin Creeks and one at Lone Tree. Newmont is considering whether to continue operating the Midas mill, or close it and process the Midas ore at one of the oxide mills at Twin Creeks. Lower-grade oxide ores are processed using heap leaching. Higher-grade refractory ores are processed through either a roaster at Carlin or through autoclaves at Twin Creeks or Lone Tree. Lower grade sulfide ores are processed through a flotation plant at Lone Tree or at Carlin by bio-milling.

  Gold-bearing activated carbon from Carlin's milling and leaching facilities is processed on site at a central carbon processing plant and adjacent smelting facilities. Separate carbon processing facilities are located in the North and South Areas at Twin Creeks with one smelter in the North Area. Lone Tree has two carbon processing facilities. Material from the Lone Tree carbon processing facilities is smelted at Carlin.

Other Facilities

  Analytical laboratories, maintenance facilities and administrative offices are located at Carlin, Twin Creeks and the Lone Tree Complex. Newmont also has an advanced metallurgical research laboratory in Denver, Colorado.
--------
(5) Midas was acquired by Normandy effective April 1, 2001, prior to which it was owned and operated by Franco-Nevada.

Mineral Rights

  Newmont owns, or controls through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Carlin and Winnemucca Region mining operations. The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, Newmont owns a 10% undivided interest in the mineral rights and leases the remaining 90%, on which Newmont pays a royalty equivalent to 18% of the mineral production. The remainder of the Gold Quarry mineral rights are wholly-owned or controlled by Newmont, in some cases subject to additional royalties. With respect to certain smaller deposits in the Winnemucca Region, Newmont is obligated to pay royalties on production to third parties that vary from 3% to 5% of production.

Exploration

  Exploration near existing mines was highlighted by underground drilling in the Deep Post/Deep Star corridor. Follow-up drilling will test for additional extensions and other targets in that region.

California

  Newmont has one mine in Southern California, Mesquite. Mining operations at Mesquite ceased in the second quarter of 2001, with the depletion of the main ore body. Production from residual heap leaching resulted in sales of 92,600 ounces of gold at a total cash cost of $205 per ounce in 2001. Mesquite operations are transitioning to temporary shut-down and reclamation, and declining amounts of gold will be recovered from the inventory of ores on the heap leach pads. The permitting process for an expansion at Mesquite is continuing, but such expansion is dependent on higher gold prices.

Canada

  Newmont's Canadian operations include two underground mines. The Golden Giant mine (100% owned), is located approximately 25 miles (40 kilometers) east of Marathon in Ontario, Canada and has been in production since 1985. The Holloway mine is located approximately 35 miles (56 kilometers) east of Matheson in Ontario, and about 400 miles (644 kilometers) northeast of Golden Giant. The Holloway mine is owned by a joint venture in which Newmont has an 84.65% interest. The remaining 15.35% interest is held by Teddy Bear Valley Mines.

  The Golden Giant and Holloway mines together sold 373,100 equity ounces of gold in 2001 at a total cash cost of $192 per ounce.

  Also see the TVX Normandy description on page 21 below for information on other Newmont property interests in Canada.

Mexico

  Newmont has a 44% interest in La Herradura, which is located in northwest Sonora, Mexico, and operated by the Penoles group, Mexico's largest silver producer. The mine is an open pit operation with a two-stage crushing circuit and heap-leach recovery. Mine sales were 124,300 ounces of gold (54,700 equity ounces) in 2001. Total cash costs were $173 per ounce.

South America

Peru

  The properties of Minera Yanacocha S.R.L. are located approximately 375 miles (604 kilometers) north of Lima and 28 miles (45 kilometers) north of the city of Cajamarca. Since the discovery of gold ores in 1986, the area has become the largest gold district in South America. Minera Yanacocha began production in 1993. Newmont holds a 51.35% interest in Minera Yanacocha. The remaining interest is held by Compania de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

  Minera Yanacocha has mining rights with respect to a large land position that includes multiple deposits as well as other prospects. Minera Yanacocha's mining rights were acquired through assignments of concessions granted by the Peruvian government to a related entity. The assignments have a term of 20 years, beginning in the early 1990s, renewable at the option of Minera Yanacocha for another 20 years. In October 2000, Newmont and Buenaventura unitized their land holdings in northern Peru, folding them into Minera Yanacocha. The unitization increased Minera Yanacocha's land position from 100 to 535 square miles.

  Five open-pit mines, four leach pads, and two processing plants are in operation at Yanacocha. Gold sales for 2001 totaled 1.91 million ounces (983,100 equity ounces) at a total cash cost of $115 per ounce. Production from the La Quinua deposit commenced in the fourth quarter of 2001. By 2003, production from La Quinua is expected to reach one million ounces per year at an average total cash cost of approximately $125 per ounce.

  Exploration at Minera Yanacocha is focused on further definition of covered oxide deposits and deeper copper/gold sulfide systems. Additional oxide mineralization was found during 2001 at Corimayo, on the western edge of La Quinua.

Bolivia

  The Kori Kollo open pit mine is on the high plain in northwestern Bolivia near Oruro, on government mining concessions issued to a Bolivian corporation, Empresa Minera Inti Raymi S.A., of which Newmont has a 88% interest. The remaining 12% is owned by Zeland Mines, S.A. Inti Raymi owns and operates the mine. In 2001, the mine sold 312,300 ounces (274,800 equity ounces) of gold, while total cash costs declined 21% from 2000 to $158 per ounce.

Brazil and Chile

  Newmont also has interests in two operating mines in Brazil and one in Chile. See the TVX Normandy discussion on page 21 below for more details.

Australia

  Prior to our acquisition of Normandy, we owned a 50% interest in the Pajingo (Vera/Nancy) Mine discussed below. The remaining 50% interest in Pajingo (Vera/Nancy), and all other Australian properties described in this report, were acquired as part of our acquisition of Normandy.

Kalgoorlie

  The Kalgoorlie operations comprise the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth. The mines are managed and run by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick, each of which holds 50%.

  The Super Pit is Australia's largest gold mine, in terms of both gold production and total annual mining volumes. Mt. Charlotte is a large underground gold mine. In 2001, 768,700 ounces of gold (384,400 Normandy ounces) were sold at the combined Kalgoorlie operations. Total cash costs of production were $203 per ounce. The Mt. Charlotte operation closed in December 2001.

Boddington

  Boddington, a large-scale open pit mining operation, is located 81 miles (130 kilometers) southeast of Perth in Western Australia. Boddington is operated by Worsley Alumina Pty Ltd on behalf of the joint venture owners, Newmont (44.4%), AngloGold Limited (33.3%) and Newcrest Mining Limited (22.2%). Mining operations ceased in November 2001, and facilities are being placed on care and maintenance, as the facilities may be used for a proposed expansion project pending the restructuring of current management arrangements as a prerequisite to any development. In 2001, 234,000 ounces of gold (104,000 Normandy ounces) were sold. Total cash costs of production were $195 per ounce.

Yandal

  Newmont owns a 100% interest in Yandal, which consists of the Bronzewing, Jundee and Wiluna mines situated approximately 435 miles (700 kilometers) northeast of Perth in the Yandal Goldfields in Western Australia. The three operations collectively sold 835,500 ounces of gold in 2001. Normandy estimated that the average cash costs of production were $160 per ounce.

Tanami

  The Tanami operations comprise The Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs, adjacent to the Tanami highway, and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of The Granites. The Tanami operations are owned by Normandy NFM Limited, a publicly listed, 87.45% owned subsidiary of Newmont.

  The operation is predominantly focused on the Callie underground mine at Dead Bullock Ridge with mill feed supplemented by production from the Dead Bullock Ridge open pit and the Bunkers and Quorn pits at The Granites. Ore from all of these operations is processed through The Granites plant. The Tanami operations also include the Groundrush deposit, at which mining commenced in mid-September 2001. Ore from Groundrush is processed through the Tanami plant rather than The Granites plant.

  In 2001, the Tanami operations sold 506,000 ounces of gold (442,500 Normandy ounces). Total cash costs of production were $144 per ounce.

Pajingo (Vera/Nancy)

  The Pajingo gold mine is an underground mine located approximately 93 miles (150 kilometers) southwest of Townsville, Queensland and 45 miles (72 kilometers) south of the local township of Charters Towers. Prior to the Normandy acquisition, Newmont owned a 50% interest in Pajingo. Following the Normandy acquisition, Newmont owns 100% of Pajingo. In 2001, Pajingo sold 252,000 ounces of gold (126,000 equity ounces). Total cash costs of production were $105 per ounce.

  In respect to the Pajingo mine, royalties are paid to the Queensland government at 4.0%-5.9% of revenues depending on the gold price. Royalties are also paid to traditional land owners consisting of 0.2% of revenues and a fixed payment upon exploration success.

Mt. Leyshon

  The Mt. Leyshon open pit gold mine, near Charters Towers, Queensland, is owned by Leyshon Resources Ltd, which is a publicly listed company, of which Newmont owns 13.7%.

  Mining ceased at Mt. Leyshon in February 2001. The operation is currently producing gold by treating existing low-grade stockpiles. Treatment of stockpiles is expected to be completed in early 2002, with operations expected to be closed by mid-2002.

  A comprehensive mine closure and rehabilitation plan covering remaining operations, closure, rehabilitation, decommissioning, and post-closure monitoring has been implemented. As part of a restructuring of Leyshon Resources Ltd, Newmont will assume responsibility for mine closure and rehabilitation costs, as well as ongoing environmental obligations.

Golden Grove

  Newmont owns 100% of the Golden Grove operation in Western Australia, approximately 217 miles (350 kilometers) north of Perth. The principal product is zinc concentrate. A high precious metal lead concentrate and low precious metal copper concentrate are also produced. Golden Grove has two underground mines at the Scuddles and Gossan Hill deposits, with a combined mining rate of
1.2 million tonnes per year. Golden Grove produced 182,700 tonnes of zinc concentrates containing 82,400 tonnes of payable zinc during the period July 1, 2000 to June 30, 2001. It also produced concentrates containing 242.5 million pounds of copper during the same period.

New Zealand

  Newmont acquired an interest in the Martha gold mine as part of the Normandy acquisition. This mine is located within the town of Waihi, located approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand. It is a joint venture between Newmont and Otter Gold Mines Limited. Newmont receives a management fee of 2% of gross revenues from Otter. The long term future for the Martha operation is based on the recently discovered Favona vein.

  Normandy NFM Limited, an 87.45% owned subsidiary of Newmont, owns a 67.06% interest in the Martha mine. Otter owns the remaining 32.94% interest. On October 11, 2001, Normandy NFM announced a bid for Otter, and had received acceptances from approximately 83% of the Otter shares as of the date of this report. As a result, Newmont now has an approximate 90% interest in the Martha mine.

  The operation sold 109,300 ounces of gold (78,900 Normandy ounces) in 2001. Total cash costs of production were $172 per ounce.

  The Martha mine does not currently pay royalties. Under new royalty arrangements, the Martha mine will be required to pay a royalty on new discoveries such as Favona. The royalty rate is the greater of 1% of gross revenues from silver and gold sales or 5% of accounting profit.

Indonesia

  Newmont has two operating properties in Indonesia, Minahasa, a gold operation, and Batu Hijau, a producer of copper/gold concentrates. Newmont owns 80% of Minahasa. The remaining 20% interest is a carried interest held by P.T. Tanjung Serapung, an unrelated Indonesian company. Newmont has a 45% equity interest in Batu Hijau through a partnership with an affiliate of Sumitomo Corporation, which holds a 35% interest. The remaining 20% is a carried interest held by P.T. Pukuafu Indah, an Indonesian company. We account for our investment in Batu Hijau as an equity investment due to each partner's significant participating rights in the business. Newmont is entitled to 56.25% of production until Newmont recovers the bulk of its investment, including interest.

  Newmont's first project in Indonesia, Minahasa, on the island of Sulawesi, approximately 1,500 miles (2,414 kilometers) northeast of Jakarta, was a Newmont discovery and consisted of a multi-deposit operation. Production began in 1996 and mining was completed in October 2001. It is expected, however, that processing of stockpiled ore from this mine will continue through 2003. In 2001, Minahasa sold 341,500 equity ounces at a total cash cost of $142 per ounce.

  Newmont's second project in Indonesia, Batu Hijau, is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit, which Newmont discovered in 1990. The mine contains reserves of 9.7 billion pounds of copper (5.5 billion equity pounds) and

11 million ounces of gold (6.1 million equity ounces). Development and construction activities began in 1997 and start-up took place in late 1999. In 2001, copper production increased 26% to 657 million pounds (370 million equity pounds), while gold production increased 65% to 524,600 ounces (295,100 equity ounces). Total cash costs in 2001 declined 37% to $0.36 per pound of copper after gold credits.

  In Indonesia, rights are granted to foreign investors to explore for and to develop mineral resources within defined areas through Contracts of Work entered into with the Indonesian government. In 1986, Newmont entered into separate Contracts of Work with the government covering Minahasa and Batu Hijau, under which Newmont was granted the exclusive right to explore in the contract area, construct any required facilities, extract and process the mineralized materials, and sell and export the minerals produced, subject to certain requirements including Indonesian government approvals and payment of royalties to the government. Under the Contracts of Work, Newmont has the right to continue operating the projects for 30 years from operational start-up, or longer if approved by the Indonesian government.

  Under Newmont's Contracts of Work, beginning in the sixth year after mining operations commenced (and continuing through the tenth year), a portion of each project not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals, thereby potentially reducing Newmont's (and, in the case of Batu Hijau, Newmont's and Sumitomo's) ownership in each project to 49% by the end of the tenth year. The price at which such interest would be offered for sale to the Indonesian parties would be the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern.

  In April 1997, Newmont entered into a third Indonesian Contract of Work granting rights to explore an area located on Sulawesi near the Minahasa mine. Newmont owned 80% of this project, and P.T. Lebong Tandai, an Indonesian company, held the remaining 20%, as a carried interest. After several years of exploration, which resulted in the identification of mineralized areas but no resources sufficient to support a large-scale gold mining operation, Newmont solicited third party interest in this Contract of Work. As a result, in January 2002, we sold all of our interest in this Contract of Work to Avocet Mining Plc., a company based in London, which operates the Penjom gold mine in Malaysia. In addition to cash consideration, Avocet has agreed to pay Newmont the equivalent of a 4% NSR royalty on the first 500,000 ounces of gold produced from this Contract of Work area, if any gold is produced.

Uzbekistan

  Newmont has a 50% interest in Zarafshan-Newmont. Ownership of the remaining 50% interest is divided between the State Committee for Geology and Mineral Resources and Navoi Mining and Metallurgical Combine, each a state entity of Uzbekistan. The joint venture produces gold by crushing and leaching ore from existing stockpiles of low-grade oxide ore from the nearby government-owned Muruntau mine. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars. Newmont provides technical and managerial support to Zarafshan-Newmont.

  The State Committee and Navoi guaranteed to furnish Zarafshan-Newmont with 242 million tons of ore with an average grade of 0.036 ounces of gold per ton, containing approximately 8.6 million ounces of gold. In late 2000, the ore supply agreement was amended to add an additional 220 million tons of ore with an average grade of 0.05 ounces of gold per ton. To handle the additional ore, the joint venture is extending the leach pad and conveyor system. For 2001, the project sold 444,000 ounces of gold (222,000 equity ounces) at a total cash cost of $136 per ounce.

Turkey

  The Ovacik gold mine is located on the western Aegean coast of Turkey and was acquired by Newmont through the acquisition of Normandy. Newmont owns 100% of the mine. The first gold was produced in June 2001. In 2001, Ovacik sold 48,200 ounces of gold. Total cash costs of production were $153 per ounce. The mine is the subject of lawsuits which could result in its closure.

Africa

  The Ity gold mine is located in Cote d'Ivoire, West Africa. Normandy, prior to being acquired by Newmont, accepted an offer for the sale of its interest in the Ity gold mine. The sale was finalized on March 7, 2002, for $10.8 million paid at closing and an NSR royalty.

TVX Normandy

  TVX Normandy was formed in June 1999 as a strategic alliance between Normandy and TVX Gold. TVX Normandy is 49.9% owned by Normandy and 50.1% owned by TVX Gold. TVX Normandy sold 857,500 ounces (192,400 Normandy ounces) in 2001. Total cash costs of production were $154 per ounce.

  The principal assets of TVX Normandy are interests in the following operating gold mines in South America and Canada:

  .Paracatu (51% Rio Tinto Limited; 49% economic interest TVX Normandy)

    Rio Tinto is the operator of the mine, which is located in Brazil, 149 miles (240 kilometers) southeast of Brasilia. In 2001, Paracatu sold 191,400 ounces of gold. Total cash costs of production were $193 per ounce.

  .Crixas (50% AngloGold; 50% economic interest TVX Normandy)

    AngloGold is the operator of the mine, which is located in Brazil, 218 miles (350 kilometers) northwest of Brasilia. In 2001, Crixas sold 203,500 ounces of gold. Total cash costs of production were $109 per ounce.

  .La Coipa (50% Placer Dome; 50% TVX Normandy)

    Placer Dome is the operator of the mine, which is located in Northern Chile. In 2001, La Coipa's gold equivalent sold was 124,800 ounces. Total cash costs of production were $88 per ounce.

  .Musselwhite (68.1% Placer Dome; 31.9% TVX Normandy)

    Placer Dome is the operator of the mine, which is located 311 miles (500 kilometers) north of Thunder Bay in northwestern Ontario, Canada. In 2001, Musselwhite sold 229,600 ounces of gold. Total cash costs of production were $189 per ounce.

  .New Britannia (50% High River Gold; 50% TVX Normandy)

    TVX Normandy is the operator of the mine, which is located in Snow Lake, Canada, 436 miles (700 kilometers) north of Winnipeg in central Manitoba. In 2001, New Britannia sold 108,200 ounces of gold. Total cash costs of production were $188 per ounce.


                Newmont Mining Corporation Operating Statistics
  Reflects only operations owned by Newmont Mining Corporation on December 31, 2001

North American Operations

                                  Nevada                  Canada                 Other
                          -------------------------  -------------------  --------------------
  Twelve months ended
      December 31,         2001     2000     1999    2001   2000   1999    2001   2000   1999
------------------------  -------  -------  -------  -----  -----  -----  ------ ------ ------
Tons Mined (000 dry
 short tons):
 Open-Pit...............  139,000  200,228  221,110    n/a    n/a    n/a  19,030 36,465 33,167
 Underground............    1,123      943      919  1,607  1,762  1,738     n/a    n/a    n/a
Tons
 Milled/Processed (000):
 Oxide..................    5,395    5,739    6,757  1,605  1,720  1,727     n/a    n/a    n/a
 Refractory.............    9,335    8,806    8,189    n/a    n/a    n/a     n/a    n/a    n/a
 Leach..................   24,448   25,490   28,022    n/a    n/a    n/a   7,861 16,078 16,541
Average Ore Grade:
 Oxide..................    0.108    0.086    0.116  0.236  0.259  0.284     n/a    n/a    n/a
 Refractory.............    0.226    0.288    0.200    n/a    n/a    n/a     n/a    n/a    n/a
 Leach..................    0.033    0.036    0.031    n/a    n/a    n/a   0.028  0.018  0.018
Average Mill
 Recovery Rate:
 Oxide..................     70.5%    81.0%    77.4%  95.2%  95.6%  94.4%    n/a    n/a    n/a
 Refractory.............     89.0%    90.2%    87.9%   n/a    n/a    n/a     n/a    n/a    n/a
Equity Ounces Produced
 (000):
 Oxide..................    433.2    400.2    556.8  348.7  426.9  447.2     n/a    n/a    n/a
 Refractory.............  1,749.3  2,072.6  1,337.6    n/a    n/a    n/a     n/a    n/a    n/a
 Leach..................    514.4    571.2    604.3    n/a    n/a    n/a   147.3  180.9  204.8
                          -------  -------  -------  -----  -----  -----  ------ ------ ------
 Total..................  2,696.9  3,044.0  2,498.7  348.7  426.9  447.2   147.3  180.9  204.8
                          -------  -------  -------  -----  -----  -----  ------ ------ ------
Equity Ounces Sold
 (000)..................  2,703.2  3,047.9  2,498.7  373.1  490.0  448.7   147.3  180.8  204.8

                                  Nevada                  Canada           Total N. American
                          -------------------------  -------------------  --------------------
                           2001     2000     1999    2001   2000   1999    2001   2000   1999
                          -------  -------  -------  -----  -----  -----  ------ ------ ------
Production Costs Per
 Ounce:
 Direct mining and
  production costs......  $   207  $   192  $   212  $ 187  $ 155  $ 151  $  204 $  188 $  198
 Capitalized mining &
  other costs...........       11        7       (5)     1     --     --       9      4     (2)
                          -------  -------  -------  -----  -----  -----  ------ ------ ------
 Cash operating costs...      218      199      207    188    155    151     213    192    196
 Royalties and
  production taxes......        4        4        4      4      5      5       4      5      5
                          -------  -------  -------  -----  -----  -----  ------ ------ ------
 Total cash costs.......  $   222  $   203  $   211  $ 192  $ 160  $ 156  $  217 $  197 $  201
 Reclamation and mine
  closure costs.........        4        3        3      6      5      4       5      3      2
                          -------  -------  -------  -----  -----  -----  ------ ------ ------
 Total costs applicable
  to sales..............      226      206      214    198    165    160     222    200    203
 Depreciation and
  amortization..........       43       52       49     65     77     79      46     57     53
                          -------  -------  -------  -----  -----  -----  ------ ------ ------
 Total production
  costs.................  $   269  $   258  $   263  $ 263  $ 242  $ 239  $  268 $  257 $  256
                          =======  =======  =======  =====  =====  =====  ====== ====== ======

Overseas Operations

                                                                              Zarafshan-Newmont
                              Yanacocha, Peru        Kori Kollo, Bolivia          Uzbekistan
                          -------------------------  ----------------------  --------------------
  Twelve months ended
      December 31,         2001     2000     1999     2001    2000    1999    2001   2000   1999
------------------------  -------  -------  -------  ------  ------  ------  ------ ------ ------
Tons Mined (000 dry
 short tons)............  155,707  131,916  105,920  18,444  18,616  19,345     n/a    n/a    n/a
Tons Milled/Processed
 (000):
 Leach..................   84,738   83,024   61,367   3,853     n/a     n/a  15,354 15,540 14,996
 Mill...................      n/a      n/a      n/a   7,582   7,753   7,613     n/a    n/a    n/a
Average Ore Grade.......    0.030    0.031    0.037   0.046   0.055   0.057   0.044  0.046  0.056
Average Mill Recovery
 Rate...................      n/a      n/a      n/a    61.8%   62.4%   63.8%    n/a    n/a    n/a
Ounces Produced (000)...  1,902.5  1,795.4  1,665.8   305.6   273.9   291.4   433.5  498.8  543.0
Equity Ounces Produced
 (000)..................    976.9    921.9    850.3   269.0   241.0   256.4   216.7  249.4  271.5
Equity Ounces Sold
 (000)..................    983.1    901.2    850.3   274.8   247.7   256.1   222.0  251.4  271.5

Production Costs Per
 Ounce:
 Direct mining and
  production costs......  $   113  $    85  $   100  $  163  $  200  $  190  $  133 $  126 $  159
 Capitalized mining &
  other costs...........       (1)      (2)      (1)     (5)     --      --       3      3      2
                          -------  -------  -------  ------  ------  ------  ------ ------ ------
 Cash operating costs...      112       83       99     158     200     190     136    129    161
 Royalties and
  production taxes......        3        4        4      --      --      --      --     --     --
                          -------  -------  -------  ------  ------  ------  ------ ------ ------
 Total cash costs.......  $   115  $    87  $   103  $  158  $  200  $  190  $  136 $  129 $  161
 Reclamation and mine
  closure costs.........        3        3        3       5      15      14       1      1      1
                          -------  -------  -------  ------  ------  ------  ------ ------ ------
 Total costs applicable
  to sales..............      118       90      106     163     215     204     137    130    162
 Depreciation and
  amortization..........       50       47       49      66      86      89      44     53     42
                          -------  -------  -------  ------  ------  ------  ------ ------ ------
Total production costs..  $   168  $   137  $   155  $  229  $  301  $  293  $  181 $  183 $  204
                          =======  =======  =======  ======  ======  ======  ====== ====== ======

                Newmont Mining Corporation Operating Statistics

                             Minahasa,           Vera/Nancy,
                             Indonesia            Australia        Batu Hijau, Indonesia
                         -------------------  -------------------  ------------------------
  Twelve months ended
      December 31,       2001   2000   1999   2001   2000   1999    2001     2000     1999
------------------------ -----  -----  -----  -----  -----  -----  -------  -------  ------
Tons Mined (000 dry
 short tons)............ 5,586  6,766  8,449    736    650    404  183,991  156,223  87,903
Tons Milled/Processed
 (000):
 Leach.................. 1,572  1,732    448    n/a    n/a    n/a      n/a      n/a     n/a
 Mill...................   716    753    754    722    681    361   48,358   42,131      --
Average Ore Grade....... 0.176  0.193  0.334  0.351  0.350  0.387    0.013    0.010      --
Average Mill Recovery
 Rate...................  91.4%  92.4%  92.5%  96.9%  96.8%  95.2%    80.3%    77.4%     --
Ounces Produced (000)... 326.0  364.3  343.9  247.6  231.3  133.9    533.6    320.1    11.3
Equity Ounces Produced
 (000).................. 323.7  364.3  343.9  123.8  115.7   67.0    300.2    180.1     6.3
Equity Ounces Sold
 (000).................. 341.5  354.2  343.9  126.0  112.1   65.9    295.1    178.4     6.3

                             Minahasa,           Vera/Nancy,
                             Indonesia            Australia         Total International
                         -------------------  -------------------  ------------------------
                         2001   2000   1999   2001   2000   1999    2001     2000     1999
                         -----  -----  -----  -----  -----  -----  -------  -------  ------
Production Costs Per
 Ounce:
 Direct mining and
  production costs...... $ 125  $ 111  $  97  $  97  $  93  $ 120  $   123  $   112  $  122
 Capitalized mining &
  other costs...........    14     19      3      1     --     --        2        3      --
                         -----  -----  -----  -----  -----  -----  -------  -------  ------
 Cash operating costs...   139    130    100     98     93    120      125      115     122
 Royalties and
  production taxes......     3      3      3      7      6      4        3        2       3
                         -----  -----  -----  -----  -----  -----  -------  -------  ------
 Total cash costs....... $ 142  $ 133  $ 103  $ 105  $  99  $ 124  $   128  $   117  $  125
 Reclamation and mine
  closure costs.........     3      2      2      1      1      2        3        5       4
                         -----  -----  -----  -----  -----  -----  -------  -------  ------
 Total costs applicable
  to sales..............   145    135    105    106    100    126      131      122     129
 Depreciation and
  amortization..........    65     71     68     34     39     42       53       57      57
                         -----  -----  -----  -----  -----  -----  -------  -------  ------
 Total production
  costs................. $ 210  $ 206  $ 173  $ 140  $ 139  $ 168  $   184  $   179  $  186
                         =====  =====  =====  =====  =====  =====  =======  =======  ======

Batu Hijau Copper Production

Twelve months ended Dec. 31,                               2001    2000    1999
----------------------------                              ------- ------- ------
Dry tons processed (000).................................  48,358  42,131  5,727
Average copper grade.....................................   0.75%   0.72%  0.75%
Average recovery rate....................................   89.2%   87.5%  60.9%
Copper pounds produced (000)............................. 656,954 520,781 48,837
Equity copper pounds produced (000)...................... 369,537 292,939 27,471
Equity copper pounds sold (000).......................... 359,955 294,182 10,220

Batu Hijau Costs
----------------
Twelve months ended Dec. 31, 2001                       Co-Product Method
---------------------------------                   ---------------------------
                                            By-
                                          Product
                                          Method     Copper    Gold     Total
                                         ---------  --------  -------  --------
Revenue.................................  $251,601  $251,601  $78,198  $329,799
Cash production costs...................   210,957   160,937   50,020   210,957
By-product credits......................   (81,709)   (2,679)    (832)   (3,511)
                                         ---------  --------  -------  --------
 Total Cash Costs.......................   129,248   158,258   49,188   207,446
Noncash costs...........................    53,680    40,952   12,728    53,680
                                         ---------  --------  -------  --------
 Total Production Costs................. $ 182,928  $199,210  $61,916  $261,126
                                         =========  ========  =======  ========
Pounds of copper sold (000).............   359,955
Ounces of gold sold (000)...............     295.1

Reported cash cost per lb./oz........... $    0.36     $0.44     $167
Reported noncash cost per lb./oz........      0.15      0.11       43
                                         ---------  --------  -------
Total costs per lb./oz.................. $    0.51     $0.55     $210
                                         =========  ========  =======

Royalty Properties

  The following is a description of Newmont's principal royalty interests, all of which were acquired as a result of the Franco-Nevada acquisition. Newmont's royalty interests are generally in the form of a net smelter return ("NSR") royalty that provides for the payment either in cash or physical metal ("in kind") of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest ("NPI") pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont.

North America

Nevada

Goldstrike

  Newmont holds various NSR and NPI royalties at the Goldstrike Properties (Betze-Post and Meikle mines) located in the Carlin Trend gold mining area of northern Nevada. The Betze-Post and Meikle mines are owned and operated by a subsidiary of Barrick Gold Corporation.

  The Betze-Post mine is a conventional open pit operation. The Betze-Post property consists of various claim blocks and Newmont's royalty interest in each claim block is different, ranging from 0% to 4% for the NSRs and 0% to 6% for the NPIs.

  The Meikle mine is an underground operation comprising the Meikle, Rodeo, and Griffin deposits, located one mile north of the Betze-Post mine, which shares the Goldstrike processing facilities with the Betze-Post mine. Newmont holds a 4% NSR and a 5% NPI over 1,280 acres of the claims that cover the Meikle, Rodeo, and Griffin deposits.

  Newmont is not obligated to fund any portion of the cost associated with the Betze-Post mine or the Meikle mine.

  Barrick's mining sequence from various claim areas will cause fluctuations in Newmont's royalty receipts. The NSR royalties are based upon gross production from the mine, reduced only by the ancillary costs of smelter charges and transportation costs of about $2 per ounce. The determinants of the revenue received from the NSRs covering the Betze-Post Mine are the number of ounces of gold produced, the spot price of gold, and the cost of shipping and smelting. The Betze-Post Goldstrike NPI began paying in October 1993, the month that the cumulative net profit from the Betze-Post and Goldstrike claims exceeded capital invested in those claims. Net profits are calculated as proceeds less costs. Proceeds equal the number of ounces of gold produced from the Betze-Post and Goldstrike claims and the Meikle mine, multiplied by the spot price of gold on the date gold is credited to Barrick's account at the refinery. Costs include operating and capital costs as incurred.

Montana

Stillwater

  Newmont holds a 5% net smelter return royalty on a portion of the Stillwater mine and all of the East Boulder mine located near Nye, Montana. The Stillwater mine and East Boulder mine projects are owned and operated by Stillwater Mining Company. Stillwater produces palladium, platinum, and associated metals (platinum group metals or PGMs) from a geological formation known as the J-M Reef. Stillwater is the only significant producer of PGMs outside of South Africa and Russia. The J-M Reef is an extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles.

  Newmont's royalty covers more than 80% of the combined reserves and mineralized material of the deposit, but does not cover a portion of the deposit at the Stillwater mine. The majority of production to date has been from the Stillwater mine. For that reason, the percentage of ore mined from the royalty lands has been lower than the 80% reserve percentage. For the years 1995 through 2000, the average annual percentage of total production from the royalty lands was 52.45%. The percentage of future production from the royalty lands will vary from year to year.

  The royalty encompasses all of the reserves at the East Boulder mine, which is being developed approximately thirteen miles to the west of the Stillwater mine. Once the East Boulder mine is producing, the percentage of total production from the royalty lands will increase. Ultimately, the cumulative rate is expected to equal the percentage of reserves covered by the royalty. On November 8, 2001, Stillwater announced that in light of sharply lower prices for palladium and platinum, it was modifying mine plans for both the Stillwater and East Boulder mines.

Canada

Oil & Gas Interests

  Newmont's oil and gas portfolio contains 1.8 million gross acres of producing and non-producing lands located in western Canada and the Canadian Arctic. The average royalty on these lands is 6%.

Investment Interests

Echo Bay Mines Limited

  Newmont owns approximately $72.4 million principal amount of the 11% capital securities due April 2027 of Echo Bay Mines Limited. Echo Bay is a gold company, which produced 667,000 ounces in 2001 from four mines in the United States and Canada.

  At September 30, 2001, the principal plus accrued interest on the Echo Bay capital securities owned by Newmont amounted to $115.3 million. It is Newmont's intention to convert all its Echo Bay capital securities into Echo Bay common shares, representing an approximate 49.5% equity interest in Echo Bay. The conversion is subject to the approval of Echo Bay stockholders. A stockholder meeting is currently scheduled for March 25, 2002.

Lihir Gold

  Newmont owns 111.3 million shares of Lihir Gold, representing a 9.74% interest and reflected in marketable securities of Lihir as a cost investment available for sale. Lihir Gold operates a gold mine in Papua New Guinea.

Recent Dispositions

  Prior to its acquisition by Newmont, Franco-Nevada disposed of its interests in Aber Diamond Corporation and in warrants of Inco Limited, realizing proceeds of approximately $112 million.

Proven and Probable Reserves

  Newmont has a significant reserve base, having steadily increased its economic reserves over the past decade through a combination of exploration success, acquisitions, and lower production costs. In light of this, the company reduced its exploration expenditures in 2001 and directed its drilling program toward targets with a longer time horizon than the normal year-end reserve calculation.

  As a result, Newmont ended 2001 with equity reserves of 59.6 million ounces of gold and 6 billion pounds of copper, representing declines of 10% and 2%, respectively, from year-end 2000. Depletion of 6.8 million ounces from production reflected an overall recovery rate of nearly 80%. As in 2000, reserves were calculated at a long-term gold price of $300 per ounce. Newmont's 2001 reserves would decline 6.9% to 55.5 million ounces if calculated at a $275 per ounce gold price, while an increase in the gold price to $325 per ounce would increase reserves by 5% to 62.6 million ounces.

  At year-end, Newmont's North American gold reserves were 31.4 million equity ounces (including 29.0 million ounces in Nevada) compared with 35.2 million equity ounces (32.3 million ounces in Nevada) in 2000.

  Overseas, year-end gold reserves of 28.2 million ounces compared with 31.1 million ounces a year earlier. In Peru, reserves at Minera Yanacocha decreased 6.5% to 34.2 million ounces (17.6 million equity ounces).

  At Batu Hijau, gold reserves decreased 800,000 ounces to 10.9 million ounces (6.1 million equity ounces). Copper reserves declined slightly to 9.75 billion pounds (5.5 billion equity pounds).

  With the acquisition in 2002 of Normandy Mining Limited, Newmont has worldwide equity gold reserves of 86.0 million ounces (based on Normandy's reported reserves as of June 30, 2001). Not included in reserves are Franco-Nevada's royalty interests, equivalent to 2 million ounces of gold, or Franco-Nevada's expected 49.5% interest in Echo Bay (equivalent to 1.9 million ounces). Franco-Nevada's acquisition of an equity interest in Echo Bay is subject to the approval of Echo Bay stockholders and is conditional on regulatory approvals. For more information see Item 2, Properties, on page 26 above.

  Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including grade, waste-to-ore ratio, and ore type. The reserves are estimated based on information available at the time the reserves are calculated. Included in Newmont's reserves are 680,794 ounces of gold committed under a prepaid forward sales contract. Recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables list the average recovery rate for each deposit, which takes into account the several different processing methods scheduled to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries, and operating costs.

  The proven and probable reserves figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold and copper will be realized. Ounces of gold or pounds of copper in the proven and probable reserves are prior to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, and copper, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

  Reserves are published once each year and will be recalculated as of December 31, 2002, for the entire company, taking into account depletion as well as any additions to reserves based on results of exploration and development work performed during 2002.

                           Newmont Mining Corporation
          Gold Proven and Probable Reserves(/1/)--U.S. Units--$300/oz Reflects only Gold Proven and Probable Reserves owned by Newmont Mining
                        Corporation on December 31, 2001

                                                    December 31, 2001
                                     ---------------------------------------------------------
                                                                         Newmont
                                              (100%)                      share
                            Newmont  ------------------------------      -------
                             Share    Tonnage(/2/)   Grade   Ounces(/3/) Ounces  Metallurgical
 Deposits/Districts           (%)    (000 tons)     (oz/ton)  (000)       (000)    Recovery
 ------------------         -------  ----------     -------  ------      ------- -------------
 North America
 Nevada(/4/)
  Nevada Open Pit
   Carlin North....         100.00%     32,612       0.044    1,428       1,428        70%
   Carlin South....         100.00%     61,335       0.062    3,829       3,829        65%
   Carlin Rain
    District.......         100.00%     13,455       0.026      344         344        61%
   Twin Creeks.....         100.00%     57,443       0.089    5,088       5,088        86%
   Lone Tree
    Complex........         100.00%     29,247       0.065    1,893       1,893        75%
   Phoenix.........         100.00%    174,177       0.034    5,991       5,991        82%
                                     ---------               ------      ------
  Total Nevada
   Open Pit........                    368,269       0.050   18,573      18,573
                                     ---------               ------      ------
  Nevada
   Underground
   Chukar
    Footwall.......         100.00%        278        0.49      138         138        90%
   Carlin North
    Area (incl.
    Deep Post).....         100.00%     10,854        0.56    6,097       6,097        93%
   Carlin Rain
    District.......         100.00%         21        0.24        5           5        83%
                                     ---------               ------      ------
  Total Nevada
   Underground.....                     11,153        0.56    6,240       6,240
                                     ---------               ------      ------
  Stockpiles and
   In-Process......         100.00%     75,378       0.055    4,143       4,143        76%
                                     ---------               ------      ------
 Total
  Nevada(/5/)......                    454,800       0.064   28,956      28,956
                                     ---------               ------      ------
 Other North
  America
  Mesquite,
   California(/6/)..        100.00%      8,424       0.014      118         118        61%
  Golden Giant,
   Ontario(/7/)....         100.00%      3,560        0.29    1,042       1,042        96%
  Holloway,
   Ontario(/8/)....          89.35%      3,775        0.19      718         641        94%
  La Herradura,
   Mexico(/9/).....          44.00%     47,326       0.030    1,423         626        71%
                                     ---------               ------      ------
 Total Other North
  America..........                     63,085       0.052    3,301       2,427
                                     ---------               ------      ------
 Total North
  America..........                    517,885       0.062   32,257      31,383
                                     =========               ======      ======
 South America
  Minera
   Yanacocha,
   Peru............          51.35%         --          --       --          --        --
   Carachugo/Chaquicocha..   51.35%     76,987       0.039    2,993       1,537        69%
   Maqui Maqui.....          51.35%         --          --       --          --        --
   San Jose........          51.35%      6,484       0.021      139          71        75%
   Cerro
    Yanacocha......          51.35%    486,001       0.027   13,045       6,699        72%
   La Quinua (and
    El Tapado).....          51.35%    456,766       0.027   12,533       6,436        73%
   Cerro Negro.....          51.35%     19,494       0.032      631         324        77%
   Cerro Quilish...          51.35%    137,736       0.027    3,700       1,900        76%
   In Process......          51.35%     34,621       0.033    1,132         581        79%
                                     ---------               ------      ------
  Total Minera
   Yanacocha(/10/)..                 1,218,089       0.028   34,173      17,548
                                     ---------               ------      ------
  Kori Kollo,
   Bolivia(/11/)...          88.00%     21,745       0.032      698         614        63%
                                     ---------               ------      ------
 Total South
  America..........                  1,239,834       0.028   34,871      18,162
                                     =========               ======      ======


                                                    December 31, 2001
                                     ---------------------------------------------------------
                                                                         Newmont
                                              (100%)                      share
                            Newmont  ------------------------------      -------
                             Share    Tonnage(/2/)   Grade   Ounces(/3/) Ounces  Metallurgical
 Deposits/Districts           (%)    (000 tons)     (oz/ton)  (000)       (000)    Recovery
 ------------------         -------  ----------     -------  ------      ------- -------------
 Australia
 Pajingo (Vera
  Nancy)(/12/).....          50.00%      2,304        0.39      907         453        97%
                                     ---------               ------      ------
 Total Australia...                      2,304        0.39      907         453
                                     =========               ======      ======
 Asia
 Zarafshan-
  Newmont,
  Uzbekistan(/13/)..         50.00%    154,934       0.042    6,523       3,261        55%
 Minahasa,
  Indonesia(/14/)..          94.00%      1,592        0.15      236         222        90%
 Batu Hijau,
  Indonesia-
  Gold(/15/).......          56.25%  1,000,118       0.011   10,920       6,143        81%
                                     ---------               ------      ------
 Total Asia........                  1,156,644       0.015   17,679       9,626
                                     =========               ======      ======
 Total Worldwide--
  Gold(/16/).......                  2,916,667       0.029   85,714      59,624
                                     =========               ======      ======


                                       December 31, 2000
                            -----------------------------------------
                                                              Newmont
                                         (100%)                Share
                            --------------------------------- -------
                            Tonnage(/2/)  Grade   Ounces(/3/) Ounces
 Deposits/Districts          (000 tons)  (oz/ton)    (000)     (000)
--------------------------- ------------ -------- ----------- -------
 North America
 Nevada(/4/)
  Nevada Open Pit
   Carlin North....             33,856    0.041      1,402     1,402
   Carlin South....             75,168    0.059      4,426     4,426
   Carlin Rain
    District.......             13,455    0.026        344       344
   Twin Creeks.....             75,199    0.086      6,436     6,436
   Lone Tree
    Complex........             40,847    0.060      2,464     2,464
   Phoenix.........            174,177    0.034      5,991     5,991
                            ------------          ----------- -------
  Total Nevada
   Open Pit........            412,702    0.051     21,063    21,063
                            ------------          ----------- -------
  Nevada
   Underground
   Chukar
    Footwall.......
   Carlin North
    Area (incl.
    Deep Post).....             11,324     0.58      6,597     6,597
   Carlin Rain
    District.......                308     0.27         82        82
                            ------------          ----------- -------
  Total Nevada
   Underground.....             11,632     0.57      6,679     6,679
                            ------------          ----------- -------
  Stockpiles and
   In-Process......             92,502    0.049      4,518     4,518
                            ------------          ----------- -------
 Total
  Nevada(/5/)......            516,836    0.062     32,260    32,260
                            ------------          ----------- -------
 Other North
  America
  Mesquite,
   California(/6/)..            13,689    0.019        263       263
  Golden Giant,
   Ontario(/7/)....              4,779     0.29      1,369     1,369
  Holloway,
   Ontario(/8/)....              4,389     0.20        858       758
  La Herradura,
   Mexico(/9/).....             49,754    0.026      1,306       575
                            ------------          ----------- -------
 Total Other North
  America..........             72,611    0.052      3,796     2,965
                            ------------          ----------- -------
 Total North
  America..........            589,447    0.061     36,056    35,225
                            ============          =========== =======




                                       December 31, 2000
                            -----------------------------------------
                                                              Newmont
                                         (100%)                Share
                            --------------------------------- -------
                            Tonnage(/2/)  Grade   Ounces(/3/) Ounces
 Deposits/Districts          (000 tons)  (oz/ton)    (000)     (000)
--------------------------- ------------ -------- ----------- -------
 South America
  Minera
   Yanacocha,
   Peru............
   Carachugo/Chaquicocha..     141,460    0.033      4,732     2,430
   Maqui Maqui.....              7,589    0.025        192        98
   San Jose........             23,388    0.019        453       233
   Cerro
    Yanacocha......            534,946    0.026     14,058     7,219
   La Quinua (and
    El Tapado).....            455,522    0.026     12,039     6,182
   Cerro Negro.....             23,976    0.028        682       350
   Cerro Quilish...            118,888    0.027      3,251     1,669
   In Process......             29,749    0.039      1,146       588
                            ------------          ----------- -------
  Total Minera
   Yanacocha(/10/)..         1,335,518    0.027     36,553    18,769
                            ------------          ----------- -------
  Kori Kollo,
   Bolivia(/11/)...             30,348    0.038      1,148     1,010
                            ------------          ----------- -------
 Total South
  America..........          1,365,866    0.028     37,701    19,779
                            ============          =========== =======
 Australia
 Pajingo (Vera
  Nancy)(/12/).....              2,126     0.45        959       480
                            ------------          ----------- -------
 Total Australia...              2,126     0.45        959       480
                            ============          =========== =======
 Asia
 Zarafshan-
  Newmont,
  Uzbekistan(/13/)..           169,468    0.042      7,158     3,579
 Minahasa,
  Indonesia(/14/)..              4,625     0.15        699       670
 Batu Hijau,
  Indonesia-
  Gold(/15/).......            944,460    0.012     11,721     6,593
                            ------------          ----------- -------
 Total Asia........          1,118,553    0.018     19,578    10,842
                            ============          =========== =======
 Total Worldwide--
  Gold(/16/).......          3,075,992    0.031     94,294    66,326
                            ============          =========== =======

                          Newmont Mining Corporation
             Copper Proven and Probable Reserves(/1/)--U.S. Units
   Reflects only Copper Proven and Probable Reserves owned by Newmont Mining
                       Corporation on December 31, 2001

                                            December 31, 2001                                  December 31, 2000
                             -------------------------------------------------------- -----------------------------------------
                                                               Newmont                                                 Newmont
                                      (100%)                    share                           (100%)                  Share
                             -----------------------------     --------               -------------------------------- --------
                     Newmont  Tonnage(/2/) Grade   Copper(/3/)  Copper                 Tonnage(/2/) Grade  Copper(/3/)  Copper
                      Share    (000               (million     (million Metallurgical                        (million  (million
Deposits/Districts     (%)     tons)       (Cu%)   pounds)     pounds)    Recovery    (000 tons)    (Cu%)    pounds)    pounds)
 ----------------    ------- ---------     -----  --------     -------- ------------- ---------     -----  ----------- --------
 Phoenix,
  Nevada.........     100.0%   156,323     0.17%      515         515         85%       156,323     0.17%       515       515
 Batu Hijau,
  Indonesia......     56.25% 1,000,118     0.49%    9,749       5,484         92%       944,460     0.53%     9,964     5,605
                             ---------             ------       -----                 ---------              ------     -----
 Total
  Worldwide--
  Copper.........            1,156,441     0.44%   10,264       5,999                 1,100,783     0.48%    10,479     6,120
                             =========             ======       =====                 =========              ======     =====

--------
(1) The term "reserve" means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

    The term "economically," as used in the definition of reserve, implies that profitable extraction or production has been established or analytically demonstrated to be viable and justifiable under reasonable investment and market assumptions.

    The term "legally," as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, there should be a reasonable certainty based on applicable laws and regulations that issuance of permits or resolution of legal issues can be accomplished in a timely manner.

    The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the result of detailed sampling and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.

    The term "probable reserves" means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

    Proven and probable reserves were calculated using different cutoff grades depending on each deposit's properties. The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

(2) Tonnages are after allowances for losses resulting from mining methods.

(3) Ounces or pounds are estimates of metal contained in ore tonnages and are before allowances for processing losses. Estimated losses from processing are expressed as recovery rates and represent the estimated amount of metal to be recovered through metallurgical extraction processes.

(4) Cutoff grades utilized in 2001 were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill cutoffs varied; refractory leach materials not less than 0.024 ounce per ton; refractory mill material not less than 0.055 ounce per ton.

(5) These reserves are approximately 74.6% refractory in nature, which are not amenable to the direct cyanidation recovery processes currently used for oxide material. Such ore must be oxidized before it is subjected to the normal recovery processes or concentrated for shipment to smelters.

(6) Mining completed in 2001. Remaining reserves are in-process on the leach pad.

(7) Calculated using a cut-off grade of 0.15 ounce per ton.

(8) Percentage reflects Newmont's equity interest in remaining reserves. In 2000, this percentage was 88.3%. Reserves calculated using a cutoff grade not less than 0.088 ounce per ton.

(9) Calculated using a cut-off grade of 0.010 ounce per ton. All ore is oxidized.

(10) Calculated using variable cut-off grades not less than 0.006 ounce of gold per ton. The cutoff grade is a function of both gold and silver content. All ore is oxidized.

(11) Calculated using a cut-off grade of 0.010 ounce per ton for oxide leach and not less than 0.023 for mill.

(12) Calculated using a cut-off grade of 0.12 ounce per ton.

(13) Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. Tonnage and gold content of material available to Zarafshan-Newmont for processing from such designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan. Material is crushed to liberate the gold and leached.

(14) Percentage reflects Newmont's economic interest in remaining reserves. In 2000, this percentage was 95.9%.

(15) Operations commenced in late 1999. Production is in the form of a copper-gold concentrate. Cut-off grade and recoveries vary depending on the gold and copper content. The cut-off grade used for reserve reporting is equivalent to 0.33% copper. Percentage reflects Newmont's economic interest in remaining reserves, unchanged from 2000.

(16) Included in the reserves are 680,794 ounces of gold committed under a pre-paid forward sales contract.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings Relating to Companies which Were Affiliated with Newmont as of December 31, 2001

Idarado Mining Company: 80.1% Newmont Owned

  In July 1992, Newmont and Idarado signed a consent decree with the State of Colorado, which was agreed to by the U.S. District Court of Colorado, to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act, CERCLA, generally referred to as the Superfund Act.

  Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property is substantially complete. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and Newmont have obtained a $5.8 million reclamation bond to secure their potential obligations under the consent decree. In addition, Idarado settled natural resources damages and past and future response costs, and agreed to habitat enhancement work, under the consent decree.

Resurrection Mining Company: 100% Newmont Owned

  Newmont, Resurrection and other defendants were named in lawsuits filed by the State of Colorado under the Superfund Act in 1983, which were subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency, EPA, in 1986. These proceedings sought to compel the defendants to remediate the impacts of pre-existing, historic mining activities near Leadville, Colorado, which date back to the mid-1800's, and which the government agencies claim are causing substantial environmental problems in the area.

  In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site, and the defendants have collectively implemented those orders by constructing a water treatment plant, which was placed in operation in early 1992. Remaining remedial work for this area primarily consists of water treatment plant operation and continuing environmental monitoring and maintenance activities. Newmont and Resurrection are currently responsible for 50 percent of these costs; our share of such costs could increase in the event other defendants become unable to pay their share of such costs.

  The parties also have entered into a consent decree with respect to the remaining areas at the site, which apportions liabilities and responsibilities for these areas. The EPA has approved remedial actions for selected components of Resurrection's portion of the site, which were initiated in 1995. The EPA has not yet selected the final remedy for the site. Accordingly, we cannot yet determine the full extent or cost of our share of the remedial action that will be required. The government agencies may also seek to recover for damages to natural resources. In March 1999, the parties entered into a Memorandum of Understanding, MOU, to facilitate the settlement of natural resources damages claims under CERCLA for the upper Arkansas River Basin. The MOU provides a structure for evaluation of damages and possible restoration activities that may be required if it is concluded such damages have occurred.

Dawn Mining Company LLC: 51% Newmont Owned

  Dawn previously leased an open-pit uranium mine, currently inactive, on the Spokane Indian Reservation in the State of Washington. The mine is subject to regulation by agencies of the U.S. Department of Interior (the Bureau of Indian Affairs and the Bureau of Land Management), as well as the EPA. Dawn also owns a nearby uranium millsite facility, located on private land, which is subject to federal and state regulation.

  In 1991, Dawn's mining lease was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn's proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under CERCLA, and the EPA has initiated a remedial investigation and feasibility study under CERCLA to study environmental conditions and remediation options at the site.

  The EPA has asserted that Dawn and Newmont are liable for future reclamation or remediation work at the mine. Dawn does not have sufficient funds to pay for the reclamation plan it proposed, for any alternate plan, or for any future remediation work at the mine. Newmont will vigorously contest any claims as to Newmont's liability. We cannot reasonably predict the likelihood or outcome of any future action against Dawn or Newmont arising from this matter.

  In late 1999, Dawn initiated state approval for a revised mill closure plan that, if implemented, would expedite the reclamation process at the mill. The State of Washington has approved this revised plan. The currently approved plan for the mill is secured by a $14.1 million bond, which is guaranteed by Newmont.

San Luis, Colorado: 100% Newmont Owned

  The San Luis open-pit gold mine in southern Colorado was operated by a subsidiary of Battle Mountain (which was acquired by Newmont in 2001) and ceased operations in November 1996. Since then, substantial closure and reclamation work has been performed. In August 1999, the Colorado Department of Public Health and Environment, CDPHE, issued a notice of violation of the Water Quality Control Act, and in October 1999, amended the notice to authorize operation of a water treatment facility and the discharge of treated water. Battle Mountain has made all submissions required by CDPHE notice and has conducted the required response activities. Battle Mountain negotiated a settlement with CDPHE resolving alleged violations, which became effective September 1, 2000. In October 2000, CDPHE received an Application for Reconsideration of Order for Civil Penalty, filed by project opponents, seeking to appeal the terms of the settlement. The application was denied by CDPHE. Project opponents have filed a judicial appeal in the District Court for Costilla County, Colorado, naming CDPHE as defendant. Battle Mountain has intervened in the appeal to protect its interests in the settlement. We cannot reasonably predict the likelihood or outcome of this or any future action against Battle Mountain or Newmont relating to this site.

Minera Yanacocha: 51.35% Newmont Owned

  In June 2000, a transport contractor of Minera Yanacocha spilled approximately 151 kilograms of mercury near the town of Choropampa, Peru, which is located 53 miles southwest of the mine. Mercury is a byproduct of gold mining and was sold to a Lima firm for use in medical instrumentation and industrial applications. A comprehensive health and environmental remediation program was undertaken by Minera Yanacocha in response to the incident. In August 2000, Minera Yanacocha paid under protest a fine of 1,740,000 soles (approximately $500,000) to the Peruvian government. Minera Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. In addition, it has entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident.

  On September 10, 2001, Minera Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the mercury spill incident.

  Estimated costs of $10 million for public works, remediation efforts, personal compensation and the fine were included in Other expense in 2000. Neither Newmont nor Minera Yanacocha can reasonably predict the likelihood of any additional expenditures related to this matter.

In addition to the matters listed above, Newmont is from time to time involved in various legal proceedings related to our business. We do not believe that adverse decisions in any pending or threatened proceeding or that amounts which we may be required to pay by reason thereof will have a material adverse effect on our financial condition or results of operations.

Legal Proceedings Relating to Companies Acquired by Newmont after December 31, 2001

  As a result of our acquisitions of Normandy and Franco-Nevada, we are currently analyzing pending and potential legal claims involving those companies. Newmont will make the required disclosure regarding such matters as required in future reports filed with the SEC. To date, Newmont is aware of the following:

Normandy Mining Limited

  In a Federal Court action brought by the Australian Securities and Investment Commission, ASIC, against Yandal Gold Pty Ltd., a subsidary of Normandy, the judge found that the defendants violated the Australian Corporations Law and ordered payment by Edensor Nominees Pty Ltd to ASIC of A$28.5 million for distribution to former Normandy Yandal Operations Limited shareholders. An appeal by Edensor to the Full Court of the Federal Court, to which Normandy became a party on the application of ASIC, was allowed on the basis that the Federal Court lacked jurisdiction to make the order. This decision was sucessfully appealed to the High Court, which decided that the Full Federal Court was wrong. The High Court held that the Federal Court did have jurisdiction to hear and determine the matter and make orders under the Australian Corporations Law. The High Court sent the matter back to the Full Federal Court, which rejected Edensor's appeal on the merits. Baring any additional appeal, Edensor will be obligated to pay the A$28.5 million. Normandy previously agreed to pay half of this amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  Newmont's executive officers as of March 18, 2002 were:

Name                     Age                           Office
----                     ---                           ------
Wayne W. Murdy..........  57 Chairman and Chief Executive Officer
Pierre Lassonde.........  55 Director, President
John A. S. Dow..........  56 Executive Vice President and Group Executive, Latin America
David H. Francisco......  52 Executive Vice President, Operations
Bruce D. Hansen.........  44 Senior Vice President and Chief Financial Officer
Britt D. Banks..........  40 Vice President, General Counsel and Secretary
Donald G. Karras........  48 Vice President, Taxes
Linda K. Wheeler........  48 Vice President and Controller

  There are no family relationships by blood, marriage, or adoption among any of the above executive officers of Newmont. All executive officers are elected annually by the Board of Directors of Newmont to serve for one year or until his or her respective successor is elected and qualified. The Arrangement Agreement between Newmont and Franco-Nevada provided that Mr. Lassonde would become the President of Newmont upon our acquisition of Franco-Nevada. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he or she was selected as an executive officer.

  Mr. Murdy has been Chairman of the Board of Newmont Mining since January 2002 and Chief Executive Officer thereof since January 2001. Mr. Murdy was President of Newmont Mining from July 1999 to February 16, 2002. He was Executive Vice President and Chief Financial Officer thereof from July 1996 to July 1999, and Senior Vice President and Chief Financial Officer thereof from December 1992 to July 1996. Mr. Murdy was elected to the Board of Directors of Newmont Mining in September 1999.

  Mr. Lassonde became President of Newmont in February 2002 and was elected a director in March 2002. Previously he served as President and Co-Chief Executive Officer of Franco-Nevada from September 1999 to February 2002. He also served as a director of Franco-Nevada from October 1982.

  Mr. Dow was designated Executive Vice President and Group Executive, Latin America of Newmont in January 2001. He served as Executive Vice President, Exploration of Newmont from July 1999 to January 2001, as Senior Vice President, Exploration of Newmont from July 1996 to July 1999, and Vice President, Exploration from April 1992 to July 1996.

  Mr. Francisco was elected Executive Vice President, Operations of Newmont in July 1999. He served as Senior Vice President, International Operations of Newmont from May 1997 to July 1999. Previously, he served as Vice President, International Operations of Newmont from July 1995 to May 1997.

  Mr. Hansen was elected Senior Vice President and Chief Financial Officer of Newmont in July 1999. He served as Vice President, Project Development of Newmont from May 1997 to July 1999. Previously, he served as Senior Vice President, Corporate Development of Santa Fe Pacific Gold Corporation from April 1994 to May 1997.

  Mr. Banks was elected Vice President and General Counsel in May 2001. Mr. Banks was elected Secretary in April 2001. He served as Associate General Counsel of Newmont from 1996 to May 2001.

  Mr. Karras has served as Vice President, Taxes of Newmont since November
1992.

  Ms. Wheeler was elected Vice President of Newmont in November 1998 and Controller of Newmont in May 1997. Previously, she served as Controller of Santa Fe Pacific Gold Corporation from May 1994 to May 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Newmont's Common Stock is listed and principally traded on the New York Stock Exchange (under the symbol "NEM") and is also listed in the form of CDI's (under the trading symbol "NEM") on the Australian Stock Exchange.(/6/) Newmont's Canadian exchangeable shares are listed on the Toronto Stock Exchange (under the symbol "NMC"). The exchangeable shares were issued in connection with the acquisition of Franco-Nevada. The following table sets forth, for the periods indicated, the high and low sales prices per share of Newmont's common stock as reported on the New York Stock Exchange Composite Tape.

                                                          2001         2000
                                                      ------------ -------------
                                                       High   Low   High   Low
                                                      ------ ----- ------ ------
First quarter........................................ $19.24 14.00 $25.94 $19.13
Second quarter....................................... $24.60 15.16 $28.38 $20.88
Third quarter........................................ $24.80 17.97 $21.69 $16.38
Fourth quarter....................................... $25.23 18.76 $18.25 $12.75

  On March 18, 2002, there were outstanding 335,019,544 shares of Newmont's common stock (including shares represented by CHESS depositary interests), which were held by approximately 26,193 stockholders of record. A dividend of $0.03 per share of common stock outstanding was declared in each quarter of 2000 and 2001 or a total of $0.12 per share per year.

  On March 18, 2002, there were outstanding 2,299,980 shares of Newmont's preferred stock, which was held by approximately 184 stockholders of record. A dividend of $0.8125 per share of common stock outstanding was declared in each quarter of 2000 and 2001 or a total of $3.25 per share per year.

  On March 18, 2002, there were outstanding 55,873,669 Canadian exchangeable shares, which were held by approximately 66 holders of record. The exchangeable shares are exchangeable at the option of the holders into Newmont common stock. Holders of exchangeable shares are therefore entitled to receive any dividends that Newmont declares on its common stock in the future.

  The determination of the amount of future dividends, however, will be made by Newmont's Board of Directors from time to time and will depend on Newmont's future earnings, capital requirements, financial condition and other relevant factors.
--------
(6) In Australia Newmont is referred to as "Newmont Mining Corporation ARBN 099 065 997 organized in Delaware with limited liability."

ITEM 6. SELECTED FINANCIAL DATA

  The following statistics are for Newmont before our acquisition of Normandy and Franco-Nevada. They do not include any Normandy or Franco Nevada information.

                               2001      2000      1999       1998       1997
                             --------  --------  --------   --------   --------
                                   (In millions, except per share)
For the Years Ended
 December 31,
Sales......................  $1,656.1  $1,809.5  $1,627.1   $1,730.5   $1,917.7
Income (loss) before
 cumulative effect of
 change in accounting
 principle.................    $(23.3)   $(89.8)  $(102.0)   $(608.6)     $55.2
Net income (loss)
 applicable to common
 shares(/1/)...............    $(30.8)  $(102.3)  $(102.0)   $(641.5)     $51.5
Income (loss) per common
 share:
Before cumulative effect of
 change in accounting
 principle.................    $(0.16)   $(0.47)   $(0.53)    $(3.32)     $0.31
Net income (loss) per
 common share, basic and
 diluted(/1/)..............    $(0.16)   $(0.53)   $(0.53)    $(3.50)     $0.29
Dividends declared per
 common share..............     $0.12     $0.12     $0.12      $0.12      $0.12
At December 31,
Total assets...............  $4,062.4  $3,916.8  $3,951.9   $4,022.0   $4,707.2
Long-term debt, including
 current portion...........  $1,281.9  $1,169.8  $1,216.8   $1,489.8   $1,512.6
Stockholders' equity.......  $1,480.0  $1,500.0  $1,570.3   $1,687.3   $2,097.1

--------
(1) Net loss includes the cumulative effect of changing the accounting method for start-up costs of $32.9 million ($0.18 per share), net of tax, in 1998, and for revenue recognition of $12.6 million ($0.07 per share) in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Newmont Mining Corporation and its subsidiaries (collectively, Newmont). The discussion should be read in conjunction with the consolidated financial statements and accompanying Notes. Results for 2000 and 1999 have been restated to reflect the merger with Battle Mountain Gold Company in Janaury 2001 on a pooling-of-interests basis. Results do not reflect the February 2002 acquisitions described below.

  On February 13, 2002, Newmont stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions described below and to create a flexible corporate structure. Newmont merged with an indirect wholly-owned subsidiary that resulted in Newmont becoming a direct wholly-owned subsidiary of a new holding company. The new holding company, previously a direct, wholly-owned subsidiary of Newmont, was renamed Newmont Mining Corporation. There is no impact to the consolidated financial statements of Newmont as a result of this restructuring and former stockholders of Newmont became stockholders of the new holding company.

Summary

  Newmont recorded a net loss to common shares of $30.8 million ($0.16 per share) for the year ended December 31, 2001, compared with net losses of $102 million ($0.53 per share) for both 2000 and 1999. Results for 2001 included, after-tax, $43.7 million ($0.22 per share) for restructuring and Battle Mountain merger expenses, $26.7 million ($0.14 per share) for asset write-downs, $24.8 million ($0.13 per share) for prior-period income tax benefits, $3.3 million ($0.02 per share) for foreign currency exchange losses and $1.1 million for a gain on written call options.

  Results in 2000 included after-tax noncash charges of $44.4 million ($0.23 per share) for asset write-downs primarily on Battle Mountain properties, $27.4 million ($0.14 per share) for expenses associated with an acquisition settlement, $23.9 million ($0.12 per share) for losses on marketable securities, $12.6 million ($0.07 per share) for the cumulative effect of accounting changes for revenue recognition, $12.4 million ($0.06 per share) for amortization of put option premiums and $4.0 million ($0.02 per share) for foreign currency exchange losses. Also included were after-tax charges of $6.9 million ($0.04 per share) for merger expenses and a noncash unrealized mark-to-market gain on call option contracts of $17.4 million ($0.09 per share).

  For 1999, results included after-tax noncash charges for impairment of an equity investment in Lihir Gold of $46.8 million ($0.24 per share, also net of minority interest), for asset write-downs of $38.3 million ($0.20 per share), for an unrealized mark-to-market loss on call options of $29.1 million ($0.15 per share) and for amortization of put option premiums of $12.0 million ($0.06 per share), partially offset by gains from the sale of exploration properties of $13.6 million ($0.07 per share) and by foreign currency exchange gains of $5.3 million ($0.03 per share).

  As a largely unhedged company, Newmont's realized gold price of $271, $281, and $284 per equity ounce sold in 2001, 2000 and 1999, respectively, closely tracked the declining spot market price. In this environment, Newmont's focus has been to maximize cash flow through cost efficiencies and disciplined capital spending. Newmont's Gold Medal Performance program, a company-wide employee-driven effort to systematically reduce costs and improve productivity and cash flow by implementing best practices, has driven this focus over the past two years and was extended to each Battle Mountain operation.

  In 2001, gold sales were 5.43 million equity ounces, compared to 5.73 million and 4.95 million equity ounces in 2000 and 1999, respectively. Total cash costs of production were $184 per ounce in 2001, $170 per ounce in 2000 and $173 per ounce in 1999. As a result of lower production and average realized prices, cash flow from operations declined to $381 million in 2001 from $568 million in 2000. Long-term debt, net of cash balances, remained at $1.1 billion at December 31, 2001, compared with December 31, 2000.

  Gold reserves at December 31, 2001 totaled 59.6 million contained equity ounces compared with 66.3 million ounces at December 31, 2000. Reserve calculations for 2001 and 2000 were based on a long-term price assumption of $300 per ounce. A long-term gold price of $275 per ounce could lower reserves approximately 7%, while a $325 per ounce price could increase reserves approximately 5%.

  In 2001, copper sales totaled 360 million equity pounds for 2001, compared with 294 million equity pounds in 2000. Total cash costs were $0.36 and $0.57 per equity pound, after gold sales credits, for 2001 and 2000, respectively. The average realized price in 2001 was $0.70 per pound, compared with $0.82 per pound in 2000. Proven and probable reserves totaled 6.0 billion contained equity pounds of copper at December 31, 2001.

Mergers and Acquisitions

Normandy Mining Limited and Franco-Nevada Mining Corporation Limited

  In November 2001, Newmont announced proposed acquisitions of Normandy Mining Limited, an Australian company, and Franco-Nevada Mining Corporation Limited, a Canadian company. On February 16, 2002, Newmont completed the acquisition of Franco-Nevada pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy through an off-market bid for all of the ordinary shares in the capital of Normandy. On February 26, 2002, when Newmont's off-market bid for Normandy expired, Newmont had a relevant interest in more than 96% of Normandy's outstanding shares. Newmont is exercising compulsory acquisition rights under Australian law to acquire all of the remaining shares of Normandy and expects this process to be completed by April 2002. The consideration for Normandy included 3.85 shares of Newmont common stock for every 100 shares of Normandy (including ordinary shares represented by American depositary receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for stockholders outside

Australia, net to the seller in cash. Pursuant to a Canadian Plan of Arrangement, Franco-Nevada was acquired in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.80 shares of Newmont common stock or 0.80 of an exchangeable share, exchangeable for Newmont common stock, for each common share of Franco-Nevada held. Newmont will issue approximately 194 million shares (or share equivalents) in conjunction with these acquisitions, which, including the cash compensation paid, reflect a fair value of approximately $4.3 billion.

  Normandy is Australia's largest gold producer, with over 2 million ounces of gold production annually, and with operations in Australia, the United States, New Zealand, Turkey, Chile, Brazil and Canada. Normandy is also a producer of zinc concentrates and owns interests in companies producing cobalt and magnesium.

  Franco-Nevada has a portfolio of royalty interests covering producing and non-producing mineral properties located in the United States, Canada, Australia, South Africa, Indonesia and various South American countries. Franco-Nevada also has a portfolio of oil and gas interests in western Canada and various direct and indirect interests through investments in resource properties in Canada, Nevada, Central and South America, Australia, South Africa, Indonesia and the Dominican Republic.

  The acquisitions are being accounted for using the purchase method whereby assets and liabilities will be recorded at fair market value as of the date of acquisition. The excess of the purchase price over such fair value will be recorded as goodwill. Pursuant to Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill will be assigned to assets acquired and will not be amortized. Goodwill is subject to a determination of fair value at least annually and at such times as events or circumstances indicate impairment has occurred. Newmont expects to incur at least an estimated $90 million of incremental direct costs associated with the acquisitions, which will be capitalized. As of December 31, 2001, Newmont had spent approximately $4.1 million of such acquisition costs. Subsequent to the completion of the acquisitions, it is expected that approximately $70 million of after-tax synergies will be realized in the first full year of operations, increasing to approximately $90 million by the end of the second full year. Such synergies will be obtained from the rationalization of corporate overhead and exploration and development budgets as well as operating efficiencies and costs reductions associated with procurement, interest and tax benefits.

Battle Mountain Gold Company

  On January 10, 2001, Newmont completed a merger with Battle Mountain Gold Company pursuant to an agreement and plan of merger, dated June 21, 2000, under which each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive 0.105 share of Newmont, or approximately 24.1 million shares. Newmont also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The merger was accounted for as a pooling of interests, and as such, consolidated financial statements include Battle Mountain's financial data as if Battle Mountain had always been part of Newmont.

  During 2001, Newmont successfully integrated the former Battle Mountain operations in Canada and Bolivia, the Phoenix development project in Nevada, and its interest in the Pajingo joint venture operation in Australia. Synergies in excess of the estimated $25 million, pre-tax, were achieved during 2001 from consolidation of administrative and exploration staffs, purchasing economies and application of Gold Medal Performance. The Phoenix project will provide an opportunity for additional synergies in future years from utilization of existing nearby processing facilities.

Market Conditions and Risks

Metal Price

  Changes in the market price of gold significantly affect Newmont's profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and production levels. Based on estimates of Newmont stand-alone 2002 production and expenses, a $10-per-ounce change in the gold price would result in an increase or decrease of approximately $71 million in cash flow from operations and approximately $42 million (about $0.21 per share) in net income. Changes in the market price of copper also affect Newmont's profitability and cash flow from its equity investment in Batu Hijau. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates. Based on estimates of Newmont stand-alone 2002 production and expenses, a $0.10-per-pound change in the copper price would result in an increase or decrease in net income of approximately $13 million (about $0.07 per share).

  Newmont has generally sold its gold production at market prices; however, it had forward sales contracts (1) from its Golden Giant operations for 31,000 ounces in 2001 at an average price of $314 per ounce and 34,000 ounces in 2000 at an average price of $316 per ounce, and (2) for 125,000 ounces in each of 2000 and 1999 from its Minahasa mine in Indonesia at an average price of $454 per ounce. In December 2001, Newmont entered into offsetting positions to effectively close out the combination matched put and call options and the flat forward sales contracts at its Golden Giant operations.

  Following a decline in spot market prices to $253 per ounce in July 1999, Newmont entered into two put and call option contracts to provide a measure of price protection, as described in Note 9. The call options, covering 2.35 million ounces, were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The value of the sales contracts was recorded as deferred revenue and will be included in sales revenue as delivery occurs.

  Newmont is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by contracting only with major financial institutions/counterparties.

  At December 31, 2001, the following offsetting commodity instruments were outstanding:

                                                                         Fair
                                                                 Ounces  Value
                                                                 ------- -----
                                                                 (in millions)
Combination, matched put and call options, expiring 2002-2004... 193,067 $3.2
Offsetting combination, matched put and call options, expiring
 2002-2004...................................................... 193,067 (3.2)
Flat forward sales contracts, 2002-2004.........................  64,067  2.0
Forward purchase contracts, 2002-2004...........................  64,067 (2.0)

  At December 31, 2001 the Normandy hedge position consisted of derivative contracts covering approximately 8.6 million ounces of gold at an average price of $283 per ounce. At that time, the Normandy hedge position included forward sales, purchased put and convertible put contracts covering 5.8, 1.3 and 1.5 million ounces at net contract prices of $286, $267 and $283, respectively. At December 31, 2001, the mark-to-market value of the combined Normandy hedge position (which includes subsidiaries) represented an approximate liability of $239 million. All prices and values noted above were converted to US dollars at the December 31, 2001, closing exchange rate of A$1.9543/US$.

Foreign Currency

  In addition to the U.S., Newmont operates in Canada, Peru, Bolivia, Uzbekistan and Indonesia and has interests in joint ventures in Australia and Mexico. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost and debt structures at these operations are primarily U.S. dollar-denominated, except for the Canadian and Australian operations where such structures are primarily denominated in local currencies. To the extent there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation because local salaries and supply contracts will decrease against the U.S. dollar revenue stream. Foreign currency exchange rate losses primarily related to Canadian and Australian operations were $5.1 million and $6.2 million in 2001 and 2000, respectively, and gains were $8.2 million in 1999.

Interest Rates

  At December 31, 2001, Newmont's long-term debt of $1,281.9 million included $334.6 million of variable-rate debt (which included $200 million of principal tied to fixed-for-floating-interest rate swaps) with an average interest rate of 6.7%, and fixed-rate debt of $947.3 million, with an average interest rate of 7.6% and an estimated fair value of $954.3 million. Newmont's public debt has investment-grade credit ratings from Moody's Investors Service (Baa3) and Standard & Poor's Ratings Services (BBB).

  During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8 5/8% notes and its $200 million 8 3/8% debentures. Newmont receives fixed-rate interest payments at 8 5/8% or 8 3/8% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at December 31, 2001. Half of these contracts expire in July 2005 and half expire in May 2011. At December 31, 2001, these transactions resulted in a reduction in interest expense of $0.8 million. These transactions have been designated as fair value hedges and at December 31, 2001, had a negative fair value of $0.6 million.

Fuel Hedges

  Newmont uses certain derivative instruments to hedge a portion of its exposure to fuel price market fluctuations, from time to time. At December 31, 2001, Newmont had contracts expiring September 2002 covering approximately 8.6 million gallons of diesel fuel at its Nevada operations at prices ranging from approximately $0.61 to $0.69 per gallon. These transactions have been designated as cash flow hedges and at December 31, 2001, had a negative fair value of $1.3 million.

Critical Accounting Policies

  The preparation of Newmont's financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which Newmont's financial status depends are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, and/or assumptions of future gold prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which depreciation and amortization are charged to earnings. As noted above, commodity prices significantly affect Newmont's profitability and cash flow. In addition, management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties as described below. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Results of Operations

                                                                    Total Cash
                                                                     Cost Per
                                        Equity Ozs. Sold (000)      Equity Oz.
                                        ------------------------- --------------
                                         2001     2000     1999   2001 2000 1999
                                        -------  -------  ------- ---- ---- ----
North American operations:
 Nevada operations..................... 2,703.2  3,047.9  2,498.7 $222 $203 $211
 Mesquite, California..................    92.6    130.3    164.6  205  221  167
 La Herradura, Mexico..................    54.7     50.5     40.2  173  131  159
 Golden Giant, Canada..................   283.7    406.6    356.0  187  146  144
 Holloway, Canada......................    89.4     83.4     92.7  209  229  197
South American operations:
 Yanacocha, Peru.......................   983.1    901.2    850.3  115   87  103
 Kori Kollo, Bolivia...................   274.8    247.7    256.1  158  200  190
Zarafshan-Newmont, Uzbekistan..........   222.0    251.4    271.5  136  129  161
Minahasa, Indonesia....................   341.5    354.2    343.9  142  133  103
Vera/Nancy, Australia..................   126.0    112.1     65.9  105   99  124
Batu Hijau, Indonesia                     295.1    178.4      6.3  n/a  n/a  n/a
 Less prepaid forward ozs. delivered...   (35.9)   (35.9)      --
                                        -------  -------  -------
  Total/Weighted average............... 5,430.2  5,727.8  4,946.2 $184 $170 $173
                                        =======  =======  =======

  Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. Total cash costs per ounce for Golden Giant, Holloway, Yanacocha, Kori Kollo and Vera/Nancy in 2000 and Golden Giant and Holloway in 1999 have been restated to reflect consistent categorization of expense types included in cash costs for all mines.

North American Operations

  Newmont's Nevada operations (along the Carlin Trend near Elko and in the Winnemucca region, where Twin Creeks and the Lone Tree Complex are located) include production from nine open-pit and four underground mines. Oxide ores are processed by milling or heap leaching, depending upon ore grade. The Carlin roaster and Winnemucca region autoclaves process higher-grade refractory ores. The Lone Tree flotation plant processes lower-grade refractory ores. A developed linear program is utilized to determine the best mix of ores for each processing plant to maximize recoveries and economic returns.

  Nevada's sales of 2.7 million ounces in 2001 were 11% lower than in 2000, with the depletion of the Deep Post surface deposit early in 2001 resulting in approximately 300,000 less high-grade, low-cost open pit ounces produced during 2001 than during 2000. This also caused total cash costs to increase to $222 per ounce in 2001. Approximately 139 million tons of material were mined from surface open pits in 2001, down 31% and 37% from 2000 and 1999, respectively. Refractory ore treatment facilities, with higher processing costs than oxide ore mills, generated 65% of Nevada's production in 2001, as compared to 68% and 54% in 2000 and 1999, respectively. Production and total cash costs in 2002 are expected to remain consistent with 2001 levels.

  Production from the Deep Post underground mine commenced in the first quarter of 2001 and approximately $10 million has been allocated for capital equipment and mine development during 2002. By 2003, Deep Post is expected to reach an annual production rate of approximately 380,000 ounces at an estimated average total cash cost of approximately $150 per ounce over the life of the mine. While permitting and metallurgical work will continue on the Phoenix project, minimal capital will be allocated for mine construction during 2002 under the current market gold price environment.

  Gold sales at the Mesquite heap-leach mine in southern California decreased 29% to 92,600 ounces in 2001. Total cash costs per ounce also decreased 7% to $205 per ounce. Mining activities ceased in the second quarter of 2001 with the depletion of the ore body. Final gold production from continued declining recovery of gold from heap-leach pads is expected in 2003. Selected equipment from the Mesquite mine has been transferred to operations in South America and in Nevada.

  At La Herradura, a 44%-owned, nonoperated heap-leach operation in Sonora, Mexico, Newmont's equity share of 2001 sales totaled 54,700 ounces at a total cash cost of $173 per ounce. Production in 2002 is expected at approximately 65,000 equity ounces at a total cash cost of $178 per ounce.

  Production sold from the Golden Giant underground mine in Ontario, Canada was 284,000 ounces at a total cash cost of $187 per ounce compared with 407,000 ounces at $146 per ounce and 356,000 ounces at $144 per ounce in 2000 and 1999, respectively. The maturing mine has experienced lower average ore grades over the past three years and in 2002, production is expected to be approximately 280,000 ounces at $166 per ounce.

  The Holloway underground mine in Ontario, Canada is an 84.65%-owned joint venture with Teddy Bear Valley Mines. In 2001, sales totaled 89,000 equity ounces at a total cash cost of $209 per ounce and in 2002 are expected to increase to approximately 100,000 equity ounces at $196 per ounce.

Overseas Operations

  Minera Yanacocha in Peru is 51.35%-owned and includes five open pit mines, four leach pads, two gold recovery plants and a crushing agglomeration facility. In 2001, Yanacocha achieved record sales of 1.91 million ounces (983,000 equity ounces), a 9% increase from 2000 and 16% more than in 1999. Total cash costs of $115 per ounce are comparatively low because of low waste-to-ore ratios and porous ore that yields high gold recoveries without crushing prior to heap leaching for most ore types.

  Production at Yanacocha has grown annually through the discovery and development of reserves and increased mining and processing capacity. During 2001, approximately 156 million tons of material were mined (85 million ore tons and 71 million waste tons), an 18% increase from 2000 and 47% more than in 1999. In late 1999, Yanacocha terminated its contract mining agreement and improved productivity and efficiency by conducting mine operations with its own employees. Yanacocha's first crushing and agglomeration facility, for the La Quinua deposit, started up late in the third quarter of 2001 and will continue to undergo commissioning adjustments through the first half of 2002, gradually stepping up to its design rate of 132,000 tons per day (120,000 metric tons per day) by the end of June. Production in 2001 was slightly lower than targeted due to slower leach cycle recoveries for gold and short-term bottlenecks in mining fleet utilization and availability during the commissioning of the new crushing facility. In 2002, production is expected to exceed 2.3 million ounces (1.2 million equity ounces) with a full year of production from the La Quinua mine. Total cash costs at Yanacocha are expected to increase to approximately $125 per ounce as the processing of La Quinua ore, which requires crushing and agglomeration before heap leaching, will impact overall costs. By 2003, production from La Quinua is expected to reach over one million ounces annually at a total cash cost of approximately $129 per ounce over the life of the deposit.

  The Kori Kollo open-pit mine in Bolivia is held by Empresa Minera Inti Raymi S.A., in which Newmont has an 88% interest and Zeland Mines, S.A. has a 12% interest. Production sold in 2001 was 275,000 equity ounces, up from 248,000 and 256,000 equity ounces in 2000 and 1999, respectively, reflecting ore placements on the new heap leach pad that commenced operation in the third quarter of 2001. Total cash costs decreased to $158 per ounce, a result of increased production. For 2002, production is expected at approximately 264,000 equity ounces with cash costs of $146 per ounce.

  The Zarafshan-Newmont Joint Venture, in the Central Asian Republic of Uzbekistan, is a 50/50 joint venture between Newmont and two Uzbekistan government entities. Zarafshan-Newmont produces gold by crushing and heap leaching low-grade oxide ore from existing stockpiles at the government-owned Muruntau mine. Gold sales in 2001 totaled 444,000 ounces (222,000 equity ounces) compared with 502,800 ounces (251,400 equity ounces) in 2000 and 542,900 ounces (271,500 equity ounces) in 1999. Total cash costs increased to $136 per ounce from

$129 per ounce in 2000 and decreased from $161 per ounce in 1999. The leach pad expansion construction is underway following the signing of an amended ore supply agreement under which the joint venture will purchase 150 million metric tons of ore from the Uzbek government at an average grade of 1.44 grams per metric ton. This agreement extends the operation's life to at least 2012. The leach pad expansion project is scheduled for completion by the end of the first quarter of 2002. Production in 2002 is expected to be consistent with 2001 at approximately 450,000 ounces (225,000 equity ounces), with total cash costs increasing to approximately $169 per ounce primarily from lower foreign exchange gains and higher utility and supply costs associated with the operation of the expanded leach pad.

  At Minahasa, in Indonesia, Newmont has an 80% interest but receives a greater percent of the gold production until recouping the bulk of its investment including interest. Prior to November 2001, Newmont received 100% of Minahasa's gold production and subsequently received 94%, as Newmont recouped some of its investment through the collection of funds in accordance with existing loan agreements. Production decreased to 341,500 equity ounces with total cash costs of $142 per ounce, 7% higher than 2000, primarily from lower grade ore. Mining activities ceased late in 2001; however, it is expected that processing will continue until 2003. Production in 2002 is expected at approximately 120,000 equity ounces, with total cash costs of approximately $236 per ounce.

  At Pajingo (Vera/Nancy), a 50%-owned joint venture with Normandy, the operator of the underground mine in Queensland, Australia, Newmont's equity share of 2001 sales totaled 126,000 ounces at a total cash cost of $105 per ounce. Increased sales from 2000 and 1999 resulted from production increases from the completion of a mill expansion project in 1999. Total production in 2002 is expected at approximately 290,000 ounces with cash costs of $82 per ounce.

  The Batu Hijau copper/gold mine in Indonesia completed its first full year of production in 2000 following start-up in the fourth quarter of 1999. Newmont holds an indirect 45% equity interest in the mine, but receives 56.25% of production until recouping the bulk of its investment. Concentrate sales in 2001 included 360.0 million equity pounds of copper and 295,100 equity ounces of gold. In 2000, sales totaled 294.2 million equity pounds of copper and 178,400 equity ounces of gold. Total cash costs, after gold sales credits, of $0.36 per pound in 2001 compared to $0.57 per pound in 2000. Production in 2002 is expected at between 550 million to 600 million pounds of copper (310 million to 340 million equity pounds) and between 360,000 and 400,000 ounces of gold (200,000 to 225,000 equity ounces). Total cash costs are expected to be approximately $0.43 per pound, after gold sales credits.

Financial Results

  Consolidated sales include 100% of Yanacocha and Kori Kollo production and Newmont's ownership share of production elsewhere, except for Batu Hijau, which is accounted for as an equity investment. Variances in sales revenue are illustrated in the following table:

                                                      Years ended December 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
Consolidated sales (in millions).................... $1,656.1 $1,809.5 $1,627.1
Consolidated production ozs. sold (in thousands)....  6,104.0  6,437.0  5,780.3
Average price received per ounce.................... $    271 $    281 $    284
Average market price received per ounce............. $    271 $    279 $    280

                                                               2001     2000
                                                                vs       vs
                                                               2000     1999
                                                              -------  ------
Increase (decrease) in consolidated sales due to (in
 millions):
 Consolidated production..................................... $ (91.2) $191.2
 Average gold price received.................................   (62.2)   (8.8)
                                                              -------  ------
  Total...................................................... $(153.4) $182.4
                                                              =======  ======

  Dividends, interest and other for 2001 included interest income of $3.0 million, down from $10.5 million and $15.4 million in 2000 and 1999, respectively, reflecting lower interest rates during the year. Also included were foreign currency exchange losses of $5.1 million and $6.1 million in 2001 and 2000, respectively, and foreign currency exchange gains of $8.2 million in 1999. Sales of exploration properties generated gains of $3.7 million, $1.6 million and $20.6. million in 2001, 2000 and 1999, respectively.

  Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The increase in costs primarily related to higher operating costs at Yanacocha from higher tonnage moved and greater processing and administration costs, partially offset by cost-reduction efforts at all locations.

                                                    Years ended December 31,
                                                    --------------------------
                                                      2001      2000     1999
                                                    --------  --------  ------
                                                          (In millions)
Costs applicable to sales:
North American operations:
 Nevada operations................................. $  610.9  $  625.6  $534.1
 Mesquite..........................................     20.4      29.4    27.5
 La Herradura......................................      9.6       6.8     6.4
 Golden Giant......................................     54.8      61.8    55.3
 Holloway..........................................     19.1      19.4    19.6
South American operations:
 Yanacocha.........................................    234.0     165.0   183.8
 Kori Kollo........................................     50.8      67.1    68.1
Zarafshan-Newmont..................................     30.4      32.8    44.1
Minahasa...........................................     49.7      47.6    36.1
Vera/Nancy.........................................     13.4      11.6     8.4
Other..............................................     (0.1)     (1.6)   (2.1)
                                                    --------  --------  ------
  Total............................................ $1,093.0  $1,065.5  $981.3
                                                    ========  ========  ======

  Certain mining costs associated with deposits that have diverse grades and waste-to-ore ratios over the mine life are capitalized. In 2001, 2000 and 1999, such costs were capitalized for certain deposits at the Nevada operations ($10.8 million in 2001, $25.0 million in 2000 and $26.0 million in 1999). These costs are charged to operating expenses as the related gold is sold. Reduced mining rates led to lower capitalized mining costs in 2001 and 2000.

  Depreciation and depletion decreased in 2001 primarily as a result of decreased gold production at Nevada, partially offset by the impact of 2000 capital expenditures at Yanacocha. The increase in 2000 primarily resulted from increased gold production in Nevada and Yanacocha.

                                                           Years ended December
                                                                   31,
                                                           --------------------
                                                            2001   2000   1999
                                                           ------ ------ ------
                                                               (In millions)
Depreciation and depletion:
North American operations:
 Nevada operations........................................ $117.2 $160.7 $123.8
 Mesquite.................................................    4.3    9.9    7.0
 La Herradura.............................................    3.7    3.2    2.0
 Golden Giant.............................................   17.9   26.5   23.2
 Holloway.................................................    6.5   10.9   12.2
South American operations:
 Yanacocha................................................   85.6   73.1   66.8
 Kori Kollo...............................................   20.7   24.0   25.6
Zarafshan-Newmont.........................................    9.8   13.3   11.2
Minahasa..................................................   22.3   25.0   23.0
Vera/Nancy................................................    4.2    4.4    2.8
Other.....................................................    7.9    8.5    6.2
                                                           ------ ------ ------
  Total................................................... $300.1 $359.5 $303.8
                                                           ====== ====== ======

  Exploration and research expenses in 2001 were $55.5 million, compared with $77.4 million in 2000 and $74.2 million in 1999. The decrease in 2001 reflected planned reductions as a result of lower gold prices than in previous years and the increased focus on exploration activities at or around existing operations.

  Interest expense, net of amounts capitalized was $86.4 million, $94.6 million and $77.7 million in 2001, 2000 and 1999, respectively. Net interest expense in 2001 decreased because of lower average interest rates and higher capitalized interest for Yanacocha.

  Expenses for acquisition settlement of $42.2 million in 2000 related to the resolution of a dispute regarding Newmont's purchase of an additional 13.35% interest in Minera Yanacocha as described in Note 15.

  Write-down of assets in 2001 of $41.0 million pre-tax consisted of a reduction in the carrying value of long-lived assets, and inventory reductions and were primarily related to Minahasa ($18.9 million), Nevada ($11.7 million), Kori Kollo ($4.8 million) and the San Luis property in Colorado ($3.5 million). As described in Note 16, the write-down of long-lived assets represents the excess carrying value of assets compared to fair value, with fair value determined using discounted future cash flow analyses. Such cash flows are based on estimated recoverable ounces, future production and capital costs, and gold price assumptions. Gold price assumptions were $285 per ounce in 2002 and $300 per ounce thereafter. The Minahasa write-down reduced fixed assets by $12.1 million, increased reclamation liabilities by $3.7 million, and reduced ore stockpile and materials and supply inventories by $1.8 million and $1.3 million, respectively. The Nevada write-down reduced ore and in-process inventory by $7.3 million and fixed assets by $4.4 million. The Kori Kollo write-down reduced fixed assets by $4.8 million. The San Luis write-down reduced fixed assets by $2.0 million and materials and supply inventory by $1.5 million. The write-downs had no impact on the scope of these operations and will reduce future pre-tax Costs applicable to sales by $16.9 million and Depreciation and depletion by $24.1 million based on remaining production as of December 31, 2001, with no impact on future cash flows.

  In 2000, the write-down of assets was $58.4 million pre-tax and related to Holloway ($30.8 million), Mesquite ($14.8 million), Kori Kollo ($5.6 million), the Mezcala property in Mexico ($6.5 million) and to inventory at the Battle Mountain Complex ($0.7 million). For 2000, gold price assumptions were $285 per ounce in 2001 and $300 per ounce thereafter. The Holloway write-down reduced fixed assets by $30.8 million. The

Mesquite write-down reduced leach pad inventory by $9.7 million, capitalized mining by $1.4 million and fixed assets by $3.7 million. The Kori Kollo write-down reduced inventory by $4.9 million and fixed assets by $0.7 million. The write-downs reduced future pre-tax Costs applicable to sales by $16.0 million and Depreciation and depletion by $35.2 million. The acquisition cost of the Mezcala property was written off as no future cash flows from the property were anticipated as of December 31, 2000.

  In 1999, Battle Mountain's Crown Jewel project in Washington was written-off ($35.9 million) and Nevada stockpile inventories were written down ($3.5 million). The Crown Jewel write-down related to mine development costs and the remaining carrying value as a result of permitting uncertainties arising from a January 2000 decision from the Washington Pollution Control Hearings Board that reversed its water rights permits and vacated its Clean Water Act certification. In 2001, Newmont disposed of its interest in the Crown Jewel property, but retained a royalty on future production.

  Merger and restructuring expenses of $60.5 million in 2001 included $28.1 million of transaction and related costs associated with the Battle Mountain merger and $32.4 million of restructuring expenses that included $22.1 million for voluntary early retirement pension benefits and $10.3 million for employee severance and office closures.

  Other expenses in 2001, 2000 and 1999 included $1.0 million, $12.3 million and $7.9 million, respectively, for environmental obligations associated with former mining activities. The year 2000 also included $13.2 million to increase the remediation liability for San Luis, Colorado and $10.0 million for costs associated with a mercury spill at Yanacocha, both described below. In 1999, $9.5 million was included for San Luis and $5.4 million for costs associated with terminating the contract mining agreement at Yanacocha.

  Gain (loss) on written call options reflected the change in fair value of the contracts at the end of each year. In September 2001, Newmont entered into transactions that closed out the call options. These options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. The call options were marked to the market value of $53.8 million immediately prior to close, resulting in a noncash gain of $1.8 million in 2001. The value of the new sales contracts was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs. In 2000, the noncash gain on the written call options was $26.8 million and in 1999 there was a noncash loss of $44.8 million.

  Loss on marketable securities of Lihir reflected a noncash write-down of $23.9 million as of December 31, 2000, resulting from an other than temporary decline in market value based on the length of time and the extent to which such value had been less than cost basis. During 2001, the valuation of the marketable securities of Lihir significantly increased, resulting in an $18.3 million gain charged to Other comprehensive income (loss). As described in
Note 1, Lihir Gold operates a gold mine in Papua New Guinea and prior to 2000 the investment was accounted for on an equity basis.

  Income tax benefit of $52.8 million in 2001 included benefits of tax depletion, utilization of tax loss carry forwards, utilization of foreign tax credits and resolution of tax issues provided for prior to 2001. In 2000, income tax expense was $1.2 million, with an effective tax rate of 6%, including benefits from tax depletion and a reduction in deferred tax liabilities associated with undistributed earnings of foreign subsidiaries, partially offset by an increase in the deferred tax asset valuation allowance. In 1999, income tax expense was $21.8 million with an effective rate of 37%.

  Equity income (loss) and impairment of affiliates included income of $33.0 million from Batu Hijau in 2001, and losses of $9.9 million and $10.7 in 2000 and 1999, respectively, reflecting the ramp-up in production that commenced in the fourth quarter of 1999. Also included in 1999 were impairments for the equity investment in Lihir Gold of $76.2 million.

  Other comprehensive income (loss), net of tax, in 2001 included an $18.3 million gain for temporary changes in the market value of Lihir Gold securities, $3.2 million for losses associated with foreign currency translation adjustments and $1.6 million for the effective portion of changes in fair value of cash flow hedge instruments. For 2000, other comprehensive loss, net of tax, included a loss of $1.8 million for foreign currency translation adjustments and a $1.3 million minimum pension liability adjustment.

Recent Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. The adoption of these standards on January 1, 2002 did not impact Newmont's historical financial statements or results of operations. As previously noted, the 2002 acquisitions of Normandy and Franco-Nevada are being accounted for as purchases and a significant portion of the $4.3 billion purchase price will represent goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as prescribed by SFAS No. 144.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when Newmont will record the estimated present value of reclamation liabilities and increase the carrying amount of the related asset. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. Newmont is in the process of quantifying the effect of adoption on January 1, 2003.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established a single accounting model, based on the framework of SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), for long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001, and there was no impact upon adoption.

  Effective January 1, 2000, Newmont changed its method of accounting, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, to recognize revenue when third-party refined gold is delivered to the customer rather than upon the completion of the production process, or when gold was poured into dore at the mine. As discussed in Note 18, the cumulative effect of the accounting change was a $12.6 million charge to net income, net of tax and minority interest, and included $3.9 million for the Canadian operations, $3.2 million for Minahasa, $2.2 million for Yanacocha, $1.6 million for Zarafshan-Newmont, $1.4 million for Nevada, $0.2 million for Kori Kollo and $0.1 million for Pajingo (Vera/Nancy).

  Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to recognize derivative instruments on the balance sheet as either assets or liabilities at fair value. As a result, the Company increased Other comprehensive income by $1.7 million, net of tax, for the cumulative effect of the accounting change.

Liquidity and Capital Resources

  For the year 2001, cash flow from operating activities of $381.3 million, restricted cash of $40.0 million and net debt borrowings of $70.0 million funded capital expenditures of $401.6 million and dividends of $31.0 million. On a stand-alone basis, Newmont expects to generate approximately 35% to 40% more cash from operations in 2002 at current gold prices. Following the Normandy and Franco-Nevada acquisitions, Newmont expects to have increased financial liquidity at current gold prices with an estimated net-debt to total-capitalization ratio of 24% and sufficient cash flows to fund capital expenditures, dividends and debt reduction.

Investing Activities

  Batu Hijau

  As discussed above and in Note 5, Newmont has an indirect 45% interest in the Batu Hijau mine in Indonesia and its partner, an affiliate of Sumitomo Corporation, has an indirect 35% interest. Because Newmont and Sumitomo carried the interest of the 20% Indonesian partner, Newmont recognizes 56.25% of Batu Hijau's income until recouping the bulk of its investment. At December 31, 2001 and 2000, Newmont's investment in Batu Hijau was $559.8 million and $527.6 million, respectively.

  Newmont and Sumitomo have a contingent obligation to provide a $125 million support facility on a pro-rata basis, if required. During 2001, Newmont advanced approximately $9.0 million to Batu Hijau under the contingent support facility and received $8.4 million in principal repayments associated with an existing shareholder loan. Newmont and Sumitomo will be required to provide additional funds under the contingent support facility during 2002. The amount of this contingent support will depend upon copper and gold prices, necessary capital expenditures at Batu Hijau, and required principal and interest payments. The US$1.0 billion project financing facility entered into in July 1997 ("Senior Debt") was fully utilized as of December 31, 2000, and the balance outstanding at December 31, 2001 was $913 million. This loan became non-recourse to Newmont when project completion tests were met in October 2000. Semi-annual debt repayments of $43.5 million commenced in May 2001.

  Australian Magnesium Corporation (AMC)

  Normandy has a 22.8% voting interest in AMC, which has recently raised A$525 million of equity to support the development of a A$1.3 billion project involving a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal. Normandy has an obligation to contribute to AMC A$100 million in equity between October 31, 2002 and January 31, 2003. Additionally, Normandy is guarantor of AMC's foreign exchange hedging position of approximately A$204 million, with a fair value of negative US$10.4 million at December 31, 2001, as well as AMC's A$72 million corporate facility. Normandy also has provided a A$90 million contingency equity commitment in the event that the project does not achieve certain specified production and operating criteria by September 2006.

Capital Expenditures

  Capital expenditures decreased in 2001 from 2000 primarily from the completion of the development of the Deep Post underground mine in early 2001 and reduced stripping activity in Nevada.

                                                           Years Ended December
                                                                   31,
                                                           --------------------
                                                            2001   2000   1999
                                                           ------ ------ ------
                                                               (In millions)
Capital expenditures:
North American operations:
 Nevada operations........................................ $ 58.5 $ 90.6 $ 65.0
 Mesquite.................................................    0.4    4.2    1.2
 La Herradura.............................................    1.8    6.5    5.2
 Golden Giant.............................................    7.1   14.9    9.7
 Holloway.................................................    1.5    5.5    3.9
South American operations:
 Yanacocha (100%).........................................  276.9  276.9  126.3
 Kori Kollo...............................................   10.5    7.8    7.0
Zarafshan-Newmont.........................................   20.4    4.3    3.2
Minahasa..................................................     --    2.2   10.8
Vera/Nancy................................................    7.3    4.9   10.2
Other projects and capitalized interest...................   17.2    3.1   27.7
                                                           ------ ------ ------
  Total................................................... $401.6 $420.9 $270.2
                                                           ====== ====== ======

  In 2001, capital expenditures in Nevada included deferred mine development ($15.7 million, primarily for the Deep Post underground mine), mine facilities at Deep Post ($9.9 million), capitalized mining costs ($10.8 million), mining equipment ($6.3 million), development of the Phoenix project ($4.1 million) and other replacement capital. Yanacocha capital expenditures included the La Quinua mine ($128.4 million), Yanacocha leach pad operations ($44.9 million), mining equipment ($44.3 million), Carachugo leach pad operations ($19.3 million) and other replacement capital. Capital expenditures at Zarafshan-Newmont included $19 million for heap leach pad expansion and associated conveyor support facility.

  In 2000, capital expenditures in Nevada included deferred mine development ($27.5 million, primarily for the Deep Post underground mine), capitalized mining costs ($25.0 million), development of the Phoenix project ($9.8 million), mining equipment ($10.1 million) and other replacement capital. Yanacocha capital expenditures included the La Quinua mine ($144.2 million), unitization of regional properties ($45.7 million), leach pad expansion ($30.8 million), mine development ($30.0 million) and other replacement capital.

  During 1999, capital expenditures in Nevada included capitalized mining costs ($26.0 million), deferred mine development ($15.1 million), development of the Phoenix project ($12.8 million), refractory leach pads ($5.8 million) and other ongoing capital requirements. Yanacocha capital expenditures included costs to convert to owner mining ($58.3 million), leach pad expansion ($41.2 million) and development drilling and mine development ($18.0 million).

  Capital requirements for 2002 will be determined following completion of the acquisitions of Normandy and Franco-Nevada. Newmont expects to spend approximately $210 million at Yanacocha (primarily for leach pad construction at the La Quinua and Carachugo sites, surface mine development, and a site water management plan), $95 million in Nevada (primarily for development of the Leeville underground mine, further development of the Deep Post underground mine, the Gold Quarry expansion and capitalized mining) and $10 million at Zarafshan-Newmont (primarily for leach pad expansion and waste stripping).

Other

  In 2000, Battle Mountain received shares of Lihir Gold as a result of its merger with Niugini Mining as described in Note 1, a portion of which were in exchange for Niugini's $54.7 million in cash. In 1999, Newmont's affiliates received $14.1 million from the sale of two exploration properties and $11.9 million from the sale of an investment in First Toronto Investments Limited, and paid an $11.0 million liquidating dividend related to the sale of the New World project in Montana.

Financing Activities

  Newmont's $1.0 billion revolving credit facility, entered into June 1997, was replaced in October 2001 with two unsecured multicurrency revolving credit facilities with a consortium of banks: a $200 million facility with an initial term of 364 days, which may be extended annually to October 2006; and a $400 million revolving facility which matures in October 2006. Interest rates and facility fees vary based on Newmont's credit rating. Borrowings under the facilities bear interest equal to either the London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.77% to 1.25% or the greater of the federal funds rate or the lead bank's prime rate. Annual fees vary from 0.10% to 0.30%. At December 31, 2001, the fees were 0.15% and 0.175% of the commitment for the $200 million and the $400 million facility, respectively. The facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization, debt-to- "earnings before interest, taxes, depreciation and amortization," incurring liens and transactions with affiliates. There were no borrowings under the new facilities at December 31, 2001. Newmont is in compliance with all financial debt covenants.

  In May 2001, Newmont issued $275 million of public unsecured notes due May 2011 bearing an annual interest rate of 8.625%. Proceeds of $272 million, after transaction costs, were used to repay debt outstanding under Newmont's revolving credit facility, with the remainder for general corporate purposes. Interest is payable semi-annually in May and November and the notes are redeemable prior to maturity under certain conditions. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the notes.

  In December 2000, Zarafshan-Newmont obtained a $30 million additional facility, expiring in 2007, with the European Bank for Reconstruction and Development to be used to expand leach pad capacity. The interest rate on this facility is based on the three-month LIBOR plus 3.25%. At December 31, 2001, $30 million ($15 million Newmont's share) was outstanding and no borrowings were outstanding at December 31, 2000. Newmont guarantees 50% of borrowings under this facility.

  Battle Mountain Canada had $87.1 million outstanding at December 31, 2000 under a loan agreement with the Canadian Imperial Bank of Commerce. In January 2001, subsequent to the merger with Battle Mountain, Newmont repaid this loan with $40 million of restricted cash and with borrowings from its revolving credit facility.

  Scheduled minimum long-term debt repayments associated with stand-alone Newmont financing facilities at December 31, 2001 are $192.2 million in 2002. Newmont expects to fund maturities of its debt from operating cash flow, by refinancing the debt as it becomes due, and subsequent to the acquisitions of Normandy and Franco-Nevada, from combined cash balances.

  On March 18, 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of the outstanding 8-7/8% Senior Notes due 2008 of Normandy Yandal Operations Limited, an indirect wholly-owned subsidiary of Newmont. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between Normandy Yandal and the Bank of New York, as Trustee. The Indenture requires that Normandy Yandal, following a "Change of Control" as defined in the Indenture, make an offer (a "Change of Control Offer") to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture can be read to the contrary, Newmont is taking the position that a Change of Control occurred on February 20, 2002 when Newmont acquired control of Normandy Mining Limited of which Normandy Yandal is an indirect, wholly-owned subsidiary. The Indenture provides that Normandy Yandal is not required to make the Change of Control Offer if a third party makes the offer. Newmont's offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to Normandy Yandal. The Change of Contol Offer is open until May 14, 2002, unless extended. At this time, Newmont cannot reasonably predict the outcome of the Change of Control Offer or the amount Newmont will be required to pay under the Change of Control Offer.

  In conjunction with the Battle Mountain merger in January 2001, Newmont issued 24.1 million shares of Newmont common stock and 2.3 million shares of $3.25 convertible preferred Newmont stock. The preferred stock is convertible into shares of Newmont common stock at any time at a conversion ratio of 0.5 share of Newmont common stock. Holders of Newmont convertible preferred stock are entitled to receive, when, as and if declared by Newmont's board of directors, an annual cash dividend of $3.25 per share, or $7.5 million for all shares, payable in equal quarterly installments.

  In conjunction with the acquisitions of Franco-Nevada and Normandy, Newmont will issue approximately 194 million shares (including share equivalents). The A$0.50 per share cash portion of the Normandy purchase price will total approximately $465 million. Following the acquisitions, combined debt, net of cash balances, is expected to total approximately $2.2 billion.

Developments in Indonesia

  Newmont operates the Minahasa mine on the island of Sulawesi and the Batu Hijau mine on the island of Sumbawa. Both are in remote locations and have been largely unaffected by civil unrest coinciding with the recent period of political and social change in Indonesia. Both mines operate under Contracts of Work issued by the central government. Indonesia's government has publicly expressed its intention to uphold existing Contracts of Work. Newmont continues to work with the local government and community leaders during this period of change.

Environmental

  Included in 2001 capital expenditures was approximately $12.1 million to comply with environmental regulations. Expenditures of $27.8 million are anticipated in 2002 on a Newmont stand-alone basis. Ongoing costs to comply with environmental regulations have not been a significant component of cash operating costs. Estimated future reclamation costs relating to currently producing mines are accrued over each mine life and at December 31, 2001, $128.4 million had been accrued.

  Newmont spent $8.1 million, $18.7 million and $20.3 million in 2001, 2000 and 1999, respectively, for environmental obligations related to former mining sites discussed in Note 21, and expects to spend approximately $8.5 million in 2002 on a Newmont stand-alone basis. In 2000 and 1999, the remediation liability associated with the San Luis property in Colorado was increased $13.2 million and $9.5 million, respectively. At December 31, 2001, $57.3 million was accrued for total estimated future costs associated with all such obligations. It is reasonably possible that the ultimate liability may be as much as 50% greater or 30% lower than the amount accrued at December 31, 2001. Environmental obligations are continuously monitored and reviewed and, although Newmont believes that its reserves are adequate, as additional facts become known, further provisions may be required.

  In June 2000, a transport contractor of Minera Yanacocha spilled approximately 151 kilograms of mercury near the town of Choropampa, Peru, which is located 53 miles southwest of the mine. Mercury is a byproduct of gold mining and was sold to a Lima firm for use in medical instrumentation and industrial applications. A comprehensive health and environmental remediation program was undertaken by Minera Yanacocha. In August 2000, Minera Yanacocha paid under protest a fine of 1,740,000 soles (approximately US$500,000) to the Peruvian government. Minera Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. In addition, it has entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident.

  On September 10, 2001, Minera Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the mercury spill incident.

  Estimated costs of $10 million for public works, remediation efforts, personal compensation and the fine were included in Other expense in 2000. Neither the Company nor Minera Yanacocha can reasonably predict the likelihood of any additional expenditures related to this matter.

Safe Harbor Statement

  The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from those contemplated by these forward-looking statements. Forward-looking statements involve certain factors that are subject to change including, but not limited to, the price of gold and copper; interest and currency exchange rates; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic and foreign laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; the ability of joint venture partners to meet their obligations; the ability of Newmont to obtain or maintain necessary financing; and other risks and hazards associated with mining operations. More detailed information regarding Newmont, its operations and factors that could materially affect its financial position and results of operations are discussed in Item 1, Business, and Item 1A, Risk Factors, as well as other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements, which relate only as of the date of this document. All subsequent written and oral forward-looking statements attributable to Newmont or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Newmont does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of the document or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders of Newmont Mining Corporation:

  We have audited the accompanying consolidated balance sheets of Newmont Mining Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newmont Mining Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

  As explained in Notes 2, 9 and 18 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2000 and its method of accounting for derivative instruments and hedging activities on January 1, 2001.

                                                    /s/ Arthur Andersen LLP
                                                -------------------------------
                                                      ARTHUR ANDERSEN LLP

Denver, Colorado,
February 5, 2002.

                           NEWMONT MINING CORPORATION

     STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                 Years Ended December 31,
                                             ----------------------------------
                                                2001        2000        1999
                                             ----------  ----------  ----------
                                             (In thousands, except per share)
Sales and other income
 Sales.....................................  $1,656,116  $1,809,450  $1,627,083
 Dividends, interest and other income......       7,985      10,281      47,985
                                             ----------  ----------  ----------
                                              1,664,101   1,819,731   1,675,068
                                             ----------  ----------  ----------
Costs and expenses
 Costs applicable to sales.................   1,092,959   1,065,514     981,279
 Depreciation and depletion................     300,096     359,453     303,777
 Exploration and research..................      55,528      77,377      74,213
 General and administrative................      61,153      63,657      68,330
 Interest, net of amounts capitalized......      86,415      94,567      77,654
 Expenses for acquisition settlement.......          --      42,181          --
 Write-down of assets......................      40,999      58,415      39,484
 Merger and restructuring..................      60,510       6,897          --
 Other.....................................      11,466      34,606      25,980
                                             ----------  ----------  ----------
                                              1,709,126   1,802,667   1,570,717
                                             ----------  ----------  ----------
Operating income (loss)....................     (45,025)     17,064     104,351
Gain (loss) on written call options........       1,797      26,796     (44,821)
Loss on marketable securities of Lihir.....          --     (23,863)         --
                                             ----------  ----------  ----------
Pre-tax income (loss) before minority
 interest, equity income (loss) and
 cumulative effect of a change in
 accounting principle......................     (43,228)     19,997      59,530
Income tax benefit (expense)...............      52,817      (1,206)    (21,777)
Minority interest in income of affiliates..     (65,849)    (91,170)    (40,691)
Equity income (loss) and impairment of
 affiliates................................      32,981      (9,923)    (91,627)
                                             ----------  ----------  ----------
Net loss before cumulative effect of a
 change in accounting principle............     (23,279)    (82,302)    (94,565)
Cumulative effect of a change in accounting
 principle, net............................          --     (12,572)         --
                                             ----------  ----------  ----------
Net loss...................................  $  (23,279) $  (94,874) $  (94,565)
Preferrred stock dividends.................      (7,475)     (7,475)     (7,475)
                                             ----------  ----------  ----------
Net loss applicable to common shares.......  $  (30,754) $ (102,349) $ (102,040)
                                             ==========  ==========  ==========
Net loss...................................  $  (23,279) $  (94,874) $  (94,565)
Other comprehensive income (loss)..........      13,934        (526)     (3,988)
                                             ----------  ----------  ----------
Comprehensive loss.........................  $   (9,345) $  (95,400) $  (98,553)
                                             ==========  ==========  ==========
Net loss before cumulative effect of a
 change in accounting principle per common
 share, basic and diluted..................  $    (0.16) $    (0.47) $    (0.53)
Cumulative effect of a change in accounting
 principle per common share, basic and
 diluted...................................          --       (0.06)         --
                                             ----------  ----------  ----------
Net loss per common share, basic and
 diluted...................................  $    (0.16) $    (0.53) $    (0.53)
                                             ==========  ==========  ==========
Basic and diluted weighted average common
 shares outstanding........................     195,059     192,218     191,602
                                             ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                           NEWMONT MINING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                           At December 31,
                                                       ------------------------
                                                          2001         2000
                                                       -----------  -----------
                                                       (In thousands, except
                       ASSETS                           shares and per share)
Cash and cash equivalents............................  $   149,431  $    77,558
Short-term investments...............................        8,185        7,084
Accounts receivable..................................       19,088       29,281
Inventories..........................................      384,202      361,040
Prepaid taxes........................................       29,229       46,307
Marketable securities of Lihir.......................       66,918       37,879
Current portion of deferred income tax assets........        9,627        9,624
Other current assets.................................       42,780       43,395
                                                       -----------  -----------
Current assets.......................................      709,460      612,168
Property, plant and mine development, net............    2,207,048    2,190,504
Investment in Batu Hijau.............................      559,809      527,568
Long-term inventory..................................       92,689      163,782
Deferred income tax assets...........................      398,391      294,939
Restricted cash......................................           --       41,968
Other long-term assets...............................       95,008       85,837
                                                       -----------  -----------
Total assets.........................................  $ 4,062,405   $3,916,766
                                                       ===========  ===========
                     LIABILITIES
Short-term borrowings................................  $        --  $    10,000
Current portion of long-term debt....................      192,151       70,447
Accounts payable.....................................       80,884       87,757
Current portion of deferred income tax liabilities...        7,914       10,223
Other accrued liabilities............................      204,862      220,175
                                                       -----------  -----------
Current liabilities..................................      485,811      398,602
Long-term debt.......................................    1,089,718    1,129,390
Deferred revenue from sale of future production......      191,039      137,198
Reclamation and remediation liabilities..............      176,934      160,548
Fair value of written call options...................           --       55,638
Deferred income tax liabilities......................      133,621      104,649
Payroll and related benefits.........................      156,834      132,485
Other long-term liabilities..........................       96,921      106,899
                                                       -----------  -----------
Total liabilities....................................    2,330,878    2,225,409
                                                       -----------  -----------
Commitments and contingencies (See Note 9 and 21)
Minority interest in affiliates......................      251,479      191,314
                                                       -----------  -----------
                STOCKHOLDERS' EQUITY
Convertible preferred stock, $5.00 par value, 2.3
 million authorized and issued.......................       11,500       11,500
Common stock--$1.60 par value; 250 million shares au-
 thorized; 196.3 million and 195.2 million shares is-
 sued, less 150 thousand and 157 thosuand treasury
 shares, respectively................................      313,881      312,107
Additional paid-in capital...........................    1,458,369    1,463,318
Accumulated other comprehensive loss.................      (11,854)     (25,788)
Retained deficit.....................................     (291,848)    (261,094)
                                                       -----------  -----------
Total stockholders' equity...........................    1,480,048    1,500,043
                                                       -----------  -----------
Total liabilities and stockholders' equity...........  $ 4,062,405  $ 3,916,766
                                                       ===========  ===========

        The accompanying notes are an integral part of these statements.

                           NEWMONT MINING CORPORATION

           STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY

                                                                   Accumulated
                         Convertible   Common Stock   Additional      Other     Retained
                          Preferred  ----------------  Paid-In    Comprehensive  Earnings
                           Amount    Shares   Amount   Capital    Income (Loss) (Deficit)
                         ----------- ------- -------- ----------  ------------- ---------
                                                 (In thousands)
Balance at December 31,
 1998...................   $11,500   190,759 $305,213 $1,448,548    $(21,274)   $ (56,705)
 Shares issued under
  retirement savings
  plans.................        --       384      614      7,186          --           --
 Shares issued under
  stock compensation
  plans.................        --        69      110      1,230          --           --
 Shares exchanged.......        --       329      527       (527)         --           --
 Net loss...............        --        --       --         --          --      (94,565)
 Common stock
  dividends.............        --        --       --    (20,097)         --           --
 Preferred stock
  dividends.............        --        --       --         --          --       (7,475)
 Other..................        --        --       --         26      (3,988)          --
                           -------   ------- -------- ----------    --------    ---------
Balance at December 31,
 1999...................    11,500   191,541  306,464  1,436,366     (25,262)    (158,745)
 Shares issued under
  retirement savings
  plans.................        --       408      825      9,547          --           --
 Shares issued under
  stock compensation
  plans.................        --       216      193      2,195          --           --
 Shares exchanged.......        --       263      420       (420)         --           --
 Shares issued for
  acquisition
  settlement............        --     2,628    4,205     35,795          --           --
 Net loss...............        --        --       --         --          --      (94,874)
 Common stock
  dividends.............        --        --       --    (20,165)         --           --
 Preferred stock
  dividends.............        --        --       --         --          --       (7,475)
 Other..................        --        --       --         --        (526)          --
                           -------   ------- -------- ----------    --------    ---------
Balance at December 31,
 2000...................    11,500   195,056  312,107  1,463,318     (25,788)    (261,094)
 Shares issued under
  retirement savings
  plans.................        --       401      640      6,918          --           --
 Shares issued under
  stock compensation
  plans.................        --       708    1,134     11,630          --           --
 Net loss...............        --        --       --         --          --      (23,279)
 Common stock
  dividends.............        --        --       --    (23,497)         --           --
 Preferred stock
  dividends.............        --        --       --         --          --       (7,475)
 Unrealized gain on
  marketable equity
  securities ...........        --        --       --         --      18,290           --
 Other..................        --        --       --         --      (4,356)          --
                           -------   ------- -------- ----------    --------    ---------
Balance at December 31,
 2001...................   $11,500   196,165 $313,881 $1,458,369    $(11,854)   $(291,848)
                           =======   ======= ======== ==========    ========    =========

        The accompanying notes are an integral part of these statements.

                           NEWMONT MINING CORPORATION
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                   Years Ended December 31,
                                                  -----------------------------
                                                    2001       2000      1999
                                                  ---------  --------  --------
                                                        (In thousands)
Operating Activities
 Net loss.......................................  $ (23,279) $(94,874) $(94,565)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Depreciation and depletion.....................    300,096   359,453   303,777
 Amortization of capitalized mining costs.......     49,048   103,079    38,334
 Deferred tax benefit...........................    (85,036)  (69,234)  (62,895)
 Noncash merger and restructuring expenses......     14,667        --        --
 (Gain) loss on written call options............     (1,797)  (26,796)   44,821
 Loss on marketable securities of Lihir.........         --    23,863        --
 Stock issued for acquisition settlement........         --    40,000        --
 Write-down of assets...........................     40,999    58,415    39,384
 Amortization of put option premiums............         --    19,149    18,465
 Cumulative effect of change in accounting
  principle.....................................         --    12,572        --
 Foreign currency exchange (gain) loss..........      5,088     6,177    (8,214)
 Minority interest, net of dividends............     60,504    61,366     1,857
 Undistributed (gains) losses of affiliated
  company.......................................    (32,743)    9,923    91,627
 (Gain) loss on asset sales and other...........     (5,402)   (3,015)  (24,502)
 (Increase) decrease in operating assets:
  Accounts receivable...........................      5,278    (8,337)   32,482
  Inventories...................................     35,547   (21,249)  (21,733)
  Other assets..................................     16,128   (20,256)   (1,947)
 Increase (decrease) in operating liabilities:
  Accounts payable and other accrued
   liabilities..................................    (16,638)   54,676    57,323
  Other liabilities.............................     18,848    62,857    37,001
                                                  ---------  --------  --------
Net cash provided by operating activities.......    381,308   567,769   451,215
                                                  ---------  --------  --------
Investing Activities
 Additions to property, plant and mine
  development...................................   (401,602) (420,939) (270,240)
 Advances to Batu Hijau, net....................       (209) (100,389) (158,878)
 Repayments from joint ventures and affiliates..         --    21,562    19,873
 Proceeds from sale of future production........         --        --   137,198
 Cash effect of affiliate merger................         --   (54,700)       --
 Proceeds from asset sales and other............      5,146    10,480    42,689
                                                  ---------  --------  --------
Net cash used in investing activities...........   (396,665) (543,986) (229,358)
                                                  ---------  --------  --------
Financing Activities
 Proceeds from short-term debt..................         --    10,000        --
 Repayments of short-term debt..................    (10,000)       --   (14,850)
 Proceeds from long-term debt...................  1,021,650   497,000   177,000
 Repayments of long-term debt...................   (941,644) (543,631) (431,744)
 Dividends paid on common and preferred stock...    (30,972)  (27,640)  (27,572)
 Decrease (increase) in restricted cash.........     40,000   ( 2,146)  (31,045)
 Other..........................................      6,052     1,035    (1,017)
                                                  ---------  --------  --------
Net cash provided by (used in) financing
 activities.....................................     85,086   (65,382) (329,228)
                                                  ---------  --------  --------
Effect of exchange rate changes on cash.........      2,144    (3,675)   (5,795)
                                                  ---------  --------  --------
Net change in cash and cash equivalents.........     71,873   (45,274) (113,166)
Cash and cash equivalents at beginning of year..     77,558   122,832   235,998
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $ 149,431  $ 77,558  $122,832
                                                  =========  ========  ========

  See Note 19 for cash flow information.

        The accompanying notes are an integral part of these statements.

                          NEWMONT MINING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 THE COMPANY

  Newmont Mining Corporation and its subsidiaries (collectively, "NMC" or the "Company") is a worldwide company engaged in the production of gold, exploration for gold and acquisition of gold properties. The Company also has an interest in a copper/gold mine that commenced production in late 1999. These consolidated financial statements give effect to the NMC/Battle Mountain merger in January 2001. Results do not reflect the February 2002 acquisitions described below.

  On February 13, 2002, NMC stockholders approved adoption of an Agreement and Plan of Merger that provides for a restructuring of the Company to facilitate the February 2002 acquisitions described below and to create a flexible corporate structure. NMC merged with an indirect, wholly-owned subsidiary that resulted in NMC becoming a direct wholly-owned subsidiary of a newly formed holding company. The new holding company, previously a direct, wholly-owned subsidiary of NMC, was renamed Newmont Mining Corporation. There is no impact to the Consolidated Financial Statements of NMC as a result of this restructuring and former stockholders of NMC became stockholders of the new holding company.

Normandy Mining Limited and Franco-Nevada Mining Corporation Limited
Acquisitions

  In November 2001, the Company announced proposed acquisitions of Normandy Mining Limited ("Normandy"), an Australian company, and Franco-Nevada Mining Corporation Limited ("Franco-Nevada"), a Canadian company. On February 16, 2002, the Company completed the acquisition of Franco-Nevada pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy through an off-market bid for all of the ordinary shares in the capital of Normandy. On February 26, when the Company's off-market bid for Normandy expired, the company had a relevant interest in more than 96% of Normandy's outstanding shares. The Company is exercising compulsory acquisition rights under Australian law to acquire all of the remaining shares of Normandy and expects this process to be completed in April 2002. The consideration for Normandy included 3.85 shares of NMC common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depositary receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia, net to the seller in cash. Pursuant to a Canadian Plan of Arrangement, the Company acquired Franco-Nevada in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.80 shares of NMC common stock or 0.80 of a Canadian exchangeable share, exchangeable for Newmont common, for each common share of Franco-Nevada held. The exchangeable shares are substantially equivalent to NMC common shares. The Company will issue approximately 194 million NMC shares (or equivalents) and pay approximately $465 million in cash in conjunction with these acquisitions, reflecting a fair value of approximately $4.3 billion.

  The acquisitions are being accounted for using the purchase method whereby assets and liabilities will be recorded at fair market value as of the date of acquisition. The excess of the purchase price over such fair value will be recorded as goodwill. Pursuant to Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill will be assigned to assets acquired and will not be amortized. Goodwill is subject to a determination of fair value at least annually and at such times as events or circumstances indicate that an impairment has occurred.

  The Company expects to incur at least an estimated $90 million (unaudited) of direct costs associated with the acquisitions, which that will be capitalized. As of December 31, 2001, the Company had spent approximately $4.1 million of such acquisition costs. Subsequent to the completion of the acquisitions, it is expected that approximately $70 million (unaudited) of after-tax synergies will be realized in the first full year of operations, increasing to approximately $90 million (unaudited) by the end of the second full year. Such synergies will be obtained from the rationalization of corporate overhead and exploration and development budgets, as well as operating efficiencies and costs reductions associated with procurement, interest and tax benefits.

Battle Mountain Merger

  On January 10, 2001, the Company completed a merger with Battle Mountain Gold Company ("Battle Mountain") pursuant to an agreement and plan of merger, dated as of June 21, 2000, under which each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive
0.105 shares of NMC, resulting in the issuance of approximately 24.1 million shares. The Company also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The merger was accounted for as a pooling of interests, and as such, the consolidated financial statements include Battle Mountain's financial data as if Battle Mountain had always been part of NMC.

  The Company incurred merger expenses totaling $35 million, of which $20 million related to investment advisory and professional fees and $15 million to employee benefit and severance costs. The majority of such expenses were charged to income in 2001.

  The following table sets forth results of operations of the previously separate companies for the periods before the combination:

                                                               Years Ended
                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                              (In millions)
Sales
 Pre-merger:
  NMC...................................................... $1,554.9  $1,398.9
  Battle Mountain..........................................    254.5     228.2
                                                            --------  --------
 Post-merger:.............................................. $1,809.4  $1,627.1
                                                            ========  ========
Net income (loss) applicable to common shares:
 Pre-merger:
  NMC...................................................... $  (18.9) $   24.8
  Battle Mountain..........................................    (83.4)   (126.8)
                                                            --------  --------
 Post-merger:                                               $ (102.3) $ (102.0)
                                                            ========  ========

Niugini Mining and Lihir Gold Merger

  Battle Mountain held a 50.45% interest in Niugini Mining and, through this interest at December 31, 1999, held a 7.52% in Lihir Gold that operates a gold mine in Papua New Guinea. In February 2000, Lihir Gold merged with Niugini Mining whereby Niugini Mining shareholders received one share of Lihir Gold for each share of Niugini Mining, together with one additional share of Lihir Gold for each A$1.45 of Niugini Mining's net cash balance of $54.7 million. As a result of the merger, Battle Mountain received 111.3 million shares of Lihir Gold, representing a 9.74% interest reflected in Marketable securities of Lihir as a cost investment available for sale. Prior to 2000, Niugini Mining was consolidated into the Company's results and its interest in Lihir Gold was accounted for as an equity investment. At December 31, 2000, Lihir securities were written down by $23.9 million as an other than temporary loss resulting from the length of time and extent to which their market value had been less than their cost basis. During 2001, unrealized holding gains of $18.3 million, net of tax, were credited to Other comprehensive income (loss) to reflect the market value increase throughout the year.

Operations

  The Company's sales result from operations in the United States, Canada, Mexico, Peru, Bolivia, Uzbekistan, Indonesia and Australia. Gold mining requires the use of specialized facilities and technology. The Company relies heavily on such facilities to maintain its production levels. Also, the cash flow and profitability of the Company's current operations are significantly affected by the market price of gold and copper. These commodity prices can fluctuate widely and are affected by numerous factors beyond the Company's control.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The consolidated financial statements include the accounts of Newmont Mining Corporation and the more-than-50%-owned subsidiaries that it controls. The Company also includes its pro-rata share of assets, liabilities and operations for unincorporated joint ventures in which it has an interest. All significant intercompany balances and transactions have been eliminated. The functional currency for all subsidiaries is the U. S. dollar, except for Canadian and Australian operations where the functional currency is the Canadian and Australian dollar, respectively.

Cash and Cash Equivalents

  Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in United States Treasury bills and high-quality commercial paper and time deposits.

Investments

  Short-term investments that are intended to be held to maturity are carried at cost, which approximates market, and include Eurodollar, government and corporate obligations rated AA or higher.

  Investments in marketable securities available for sale are marked to market at each period end. Changes in value on such securities are recorded, net of tax, as a component of Other comprehensive income (loss). If declines in value are deemed other than temporary, losses are reflected in Net income (loss).

  Investments in incorporated entities in which the Company's ownership is greater than 20% and less than 50%, or which the Company does not control, are accounted for by the equity method and are included in long-term assets. Income or loss from such investments is included in Equity income (loss) and impairment of affiliates. Other investments in nonmarketable securities in which the Company's ownership interest is less than 20% and in which the Company has no significant influence are recorded at cost in long-term assets. Unrealized gains or losses on these investments are included in Other comprehensive income (loss), while realized gains or losses are included in Net income (loss).

Inventories

  Precious metals, ore and in-process inventories, and materials and supplies are stated at the lower of average cost or net realizable value. Prior to the change in accounting method for revenue recognition discussed below, precious metals inventory was stated at market value.

Property, Plant and Mine Development

  Expenditures for new facilities or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities. Productive lives range from 2 to 21 years, but do not exceed the related estimated mine life based on proven and probable reserves.

  Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, future costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs, and estimated development costs for the current year, are amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves. Ongoing development expenditures to maintain production are generally charged to operations as incurred.

  Significant payments related to the acquisition of land and mineral rights are capitalized. If a mineable ore body is discovered, such costs are amortized when production begins using the unit-of-production method based on proven and probable reserves. If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

  Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

  Gains or losses from sales or retirements of assets are included in Dividends, interest, and other income.

Asset Impairment

  The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds fair value. Fair value is determined using estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable ounces, gold prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, all assets at a particular mine are used together to generate cash flow. At the Nevada operations, with a number of ore types and processing facilities, assets are grouped according to the processing facility at which ores will be processed. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company's performance could have a material effect on the Company's financial position and results of operations (See Note 16).

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that established a single accounting model, based on the framework of SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002, and there was no impact upon adoption.

Revenue Recognition

  The Company changed its accounting method for revenue recognition in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, such that revenue is recognized upon delivery of third-party refined gold to the customer. Previously, revenue was recognized when the production process was complete or when gold was poured in dore form at the mine (See Note 18). Initial proceeds from prepaid forward sales contracts are recorded as deferred revenue and are recognized in income when the related gold is delivered.

Mining Costs

  In general, mining costs are charged to operations as incurred. However, certain of the Company's deposits have diverse grade and waste-to-ore ratios over the mine's life. Mining costs for these deposits, to the extent they do not relate to current gold production, are capitalized and then charged to operations when the applicable gold is produced.

Reclamation and Remediation Costs

  Estimated future reclamation costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the unit-of-production method. Future remediation costs for inactive mines are accrued based on management's best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when the Company will record the estimated present value of reclamation liabilities and increase the carrying amount of the related asset. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The Company is in the process of quantifying the effect of adoption.

Income and Mining Taxes

  The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company's liabilities and assets and the related income tax basis for such liabilities and assets. This method generates a net deferred income tax liability or net deferred income tax asset for the Company as of the end of the year, as measured by the statutory tax rates in effect as enacted. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year. Mining taxes represent Canadian provincial taxes levied on mining operations and are classified as income taxes since such taxes are based on a percentage of mining profits.

  The Company's deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets that it believes will more likely than not fail to be realized.

Foreign Currency

  Assets and liabilities of foreign affiliates in Canada and Australia are translated at exchange rates in effect at each period end. Revenues and expenses are translated at the average exchange rate for the period. Accumulated currency translation adjustments are included in Other comprehensive income (loss). Foreign currency transaction gains or losses are included in the statement of operations in the period of the transaction.

Commodity and Financial Instruments

  On a limited basis the Company has entered into commodity contracts to protect the selling price for certain anticipated gold production. The Company does not acquire, hold or issue commodity instruments for trading or speculative purposes.

  Put option contracts purchased by the Company provide the right, but not the obligation, to sell a specified number of ounces of gold at a specified strike price. Put options qualify for deferral accounting such that gains or losses on the contracts are recognized as the designated production is delivered or as the options expire. The initial fair value of put options is recorded as an asset and is amortized over the term of the options.

  Call option contracts sold by the Company provide the contract holder the right, but not the obligation, to buy a specified number of ounces of gold at a specified strike price. The call option contracts are recorded at fair value and are marked to market at each reporting date.

  Certain combination, time-matched written call and purchased put options (known as "collars") together provide a minimum and maximum potential price for contract ounces of gold. Premiums paid or received are included in sales revenue in the period such collars expire. The change in the intrinsic value of such instruments is deferred in accumulated other comprehensive income and the change in the time value is recorded currently in the statement of operations.

  Forward sales contracts enable the Company to deliver to a counterparty a specified number of ounces of gold at a specified price and date. Gains and losses realized on these contracts, as well as any cost or revenue associated therewith, are recognized in sales when the related gold is delivered. To the extent these contracts provide for (and the Company contemplates) physical delivery of gold, these contracts are not considered derivative instruments.

  Interest rate swaps are utilized by the Company to reduce interest rate risks. The swaps are recorded at fair value and are recognized as a component of interest expense at each reporting date.

  The Company hedges its exposure to market fluctuations in fuel prices from time to time. These transactions have been designated as cash flow hedges and as such, gains or losses on the effective portion of these contracts are deferred until the fuel is delivered.

  Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income (loss) or current earnings (loss), depending on the nature of the instrument. The Company made no substantive changes to its risk management strategy as a result of adopting SFAS No. 133. Derivative documentation policies were revised as necessary to comply with the new standard.

Earnings Per Common Share

  Earnings or loss per share are presented for basic and diluted net income
(loss) and, if applicable, for net income or loss before the cumulative effect of a change in accounting principle. Basic earnings per share is computed by dividing net income or loss (the numerator) by the weighted-average number of outstanding common shares (the denominator) for the period. The computation of diluted earnings per share includes the same numerator, but the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued (such as the common share equivalents for employee stock options).

Comprehensive Income

  In addition to net income, comprehensive income includes all changes in equity during a period (such as adjustments to minimum pension liabilities, foreign currency translation adjustments, the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges and cumulative unrecognized changes in fair value of marketable securities held for sale or other investments), except those resulting from investments by and distributions to owners.

Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Reclassifications

  Certain amounts in prior years have been reclassified to conform to the 2001 presentation.

NOTE 3 INVENTORIES

                                                              At December 31,
                                                             ------------------
                                                               2001      2000
                                                             --------- --------
                                                               (In thousands)
Current:
 Ore and in-process inventories............................. $ 280,419 $241,181
 Precious metals............................................    10,302   23,452
 Materials and supplies.....................................    92,556   95,395
 Other......................................................       925    1,012
                                                             --------- --------
                                                             $ 384,202 $361,040
                                                             ========= ========
Ore-in-stockpiles classified as Long-term inventory......... $  92,689 $163,782
                                                             ========= ========

NOTE 4 PROPERTY, PLANT AND MINE DEVELOPMENT

                                                           At December 31,
                                                        -----------------------
                                                           2001         2000
                                                        -----------  ----------
                                                            (In thousands)
Land and mining claims................................. $   281,359  $  277,356
Buildings and equipment................................   3,491,231   3,138,645
Mine development.......................................   1,054,725     927,516
Construction-in-progress...............................      97,854     304,846
                                                        -----------  ----------
                                                          4,925,169   4,648,363
Accumulated depreciation and depletion.................  (2,809,752) (2,582,191)
Capitalized mining costs...............................      91,631     124,332
                                                        -----------  ----------
                                                        $ 2,207,048  $2,190,504
                                                        ===========  ==========

NOTE 5 INVESTMENT IN BATU HIJAU

  The Company and an affiliate of Sumitomo Corporation ("Sumitomo") are partners in the Nusa Tenggara Partnership ("NTP") that holds 80% of P.T. Newmont Nusa Tenggara ("PTNNT"), the owner of the Batu Hijau copper/gold mine in Indonesia. PTNNT obtained rights to conduct mining operations under a Contract of Work with the government of Indonesia. Batu Hijau production began in the fourth quarter of 1999, with a projected mine life in excess of 18 years and a development cost of approximately $1.83 billion.

  The Company and Sumitomo have an indirect 45% and 35% interest, respectively, in PTNNT. The remaining 20% interest is held by an unrelated Indonesian company. Because the Company and Sumitomo have carried the investment of the 20% owner, the Company and Sumitomo recognize 56.25% and 43.75% of Batu Hijau's net income (loss), respectively, until recouping the bulk of its construction investment, including interest. Under the Contract of Work, a portion of PTNNT not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals, beginning in the sixth year after mining operations commenced. The effect of this provision could potentially reduce the Company's and Sumitomo's ownership to 49% by the end of the tenth year.

  The Company accounts for its investment in Batu Hijau as an equity investment due to each partner's significant participating rights in the business and the unanimous approval required for major partnership decisions. At December 31, 2001 and 2000, such investment was $559.8 million and $527.6 million, respectively. Differences between 56.25% of NTP's net assets and the Company's investment include (i) $205 million for the fair market value adjustment recorded by NTP in conjunction with the Company's initial contribution, net of amortization, (ii) $26 million for inter-company charges,
(iii) $114 million for the fair market value adjustment recorded by the Company in conjunction with the acquisition of a prior minority interest in the Company, net of amortization, and (iv) $140 million for contributions recorded by the Company that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. The Company's investment also reflects $42 million for exploration expenditures incurred prior to the formation of NTP. (See Note 17 for a description of the Company's equity loss in Batu Hijau. Batu Hijau's Net income (loss) reflects the elimination of interest between PTNNT and NTP).

  Batu Hijau development was funded by $1.0 billion from third party loans ("Senior Debt") and $0.83 billion from the Company and Sumitomo. The Senior Debt was guaranteed by the Company and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests were met in October 2000, at which time the debt became non-recourse to the Company. Repayment of borrowings under the Senior Debt is scheduled for semi-annual installments of $43.5 million from May 2001 through November 2010. The semi-annual installments will be reduced to $22.1 million from May 2011 through November 2013. The interest rate is based on blended fixed and floating rates. The weighted average interest rates were 6.7% and 6.6% during 2001 and 2000, respectively, and 5.1% and 7.0% at December 31, 2001 and 2000, respectively. In May 2001, PTNNT entered into a non-recourse term loan for $22.5 million, maturing May 15, 2005. Interest on the term loan is paid semi-annually in May and November and is based on the six-month LIBOR plus 2%. At December 31, 2001, the term loan interest rate was 4.2% and the effective interest rate was 5.7% for 2001. Newmont and Sumitomo have a contingent obligation to provide a $125 million support facility on a pro-rata basis, if required, and as of December 31, 2001, $9 million had been provided by the Company under this facility. The Company and Sumitomo will be required to provide additional funds under this contingent support facility during 2002. The amount of this contingent support will depend on copper and gold prices, necessary capital expenditures at Batu Hijau, and required principal and interest payments.

  Following is summarized financial information for NTP based on U.S. generally accepted accounting principles. The results of operations and assets and liabilities of NTP are not reflected in the Company's consolidated financial statements. As described above, the Company accounts for NTP as an equity investment.

                                                     Years Ended December 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- --------  -------
                                                          (In thousands)
Sales and other income.............................. $448,425 $431,893  $15,224
Net income (loss)................................... $  9,325 $(70,761) $11,846

                                                            At December 31,
                                                         ---------------------
                                                            2001       2000
                                                         ---------- ----------
                                                            (In thousands)
Current assets.......................................... $  164,723 $  209,011
Property, plant and mine development, net............... $1,921,568 $2,020,386
Other assets............................................ $  241,173 $  135,674
Debt and related interest to partners and affiliates.... $  254,891 $  283,504
Other current liabilities............................... $  201,884 $  198,455
Long-term debt--third parties (including current
 portion)............................................... $  935,771 $1,000,000
Other liabilities....................................... $    5,758 $    2,013

NOTE 6 OTHER ACCRUED LIABILITIES

                                                               At December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (In thousands)
Payroll and related benefits................................. $ 70,866 $ 67,129
Interest.....................................................   32,062   29,989
Taxes other than income......................................   11,796    9,249
Reclamation and remediation..................................    8,754   11,884
Utilities....................................................    8,237    6,448
Income and mining taxes......................................    4,474   11,372
Deferred revenue.............................................      966   14,850
Royalties....................................................      602    1,624
Other........................................................   67,105   67,630
                                                              -------- --------
                                                              $204,862 $220,175
                                                              ======== ========

NOTE 7 INCOME TAXES

  The Company's income tax benefit (expense) consisted of:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
                                                        (In thousands)
Current:
 United States................................... $  6,280  $(31,774) $ (7,072)
 Foreign.........................................  (38,499)  (59,131)  (75,428)
                                                  --------  --------  --------
                                                  (32,219)   (90,905)  (82,500)
                                                  --------  --------  --------
Deferred:
 United States...................................   92,889    33,501    69,693
 Foreign.........................................   (7,853)   56,198    (8,970)
                                                  --------  --------  --------
                                                    85,036    89,699    60,723
                                                  --------  --------  --------
Total income tax benefit (expense)............... $ 52,817  $ (1,206) $(21,777)
                                                  ========  ========  ========

  The Company's pre-tax income (loss) before minority interest and equity income (loss) consisted of:

                                                 Years Ended December 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
                                                      (In thousands)
United States................................. $(233,670) $(186,040) $(149,153)
Foreign.......................................   190,442    206,037    208,683
                                               ---------  ---------  ---------
Total pre-tax income (loss)................... $ (43,228) $  19,997  $  59,530
                                               =========  =========  =========

  The Company's income tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     2001     2000      1999
                                                   --------  -------  --------
                                                        (In thousands)
Pre-tax income (loss) before minority interest,
 equity income (loss) and cumulative effect of
 change in accounting principle................... $(43,228) $19,997  $ 59,530
United States statutory corporate income tax
 rate.............................................       35%      35%       35%
                                                   --------  -------  --------
Income tax benefit (expense) computed at United
 States statutory corporate income tax rate.......   15,130   (6,999)  (20,835)
Reconciling items:
 Percentage depletion.............................   11,740   13,616    11,353
 Change in valuation allowance on deferred tax
  assets..........................................   (1,378) (17,986)  (30,925)
 Utilization of foreign tax credits...............   25,968    1,834     7,631
 Foreign (earnings) losses........................   (6,804)  19,297    18,959
 Other............................................    8,161  (10,968)   (7,960)
                                                   --------  -------  --------
Total income tax benefit (expense)................ $ 52,817  $(1,206) $(21,777)
                                                   ========  =======  ========

  Components of the Company's consolidated deferred income tax assets (liabilities) are as follows:

                                                              At December 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                              (In thousands)
Deferred tax assets:
 Depletion of the cost of land and mining claims............ $230,847  $230,824
 Exploration costs..........................................   77,311    76,266
 Depreciation...............................................   55,128    43,922
 Alternative minimum tax credit carry forward...............   50,614    51,214
 Net operating loss carry forwards..........................   39,282    52,182
 Retiree benefit and vacation accrual costs.................   39,250    19,341
 Capitalized inventory costs................................   25,874    22,360
 Remediation and reclamation costs..........................   25,228    23,915
 Mine development costs.....................................    6,601     4,826
 Other......................................................   14,028    11,488
                                                             --------  --------
                                                              564,163   536,338
 Valuation allowance for deferred tax assets................ (192,495) (191,117)
                                                             --------  --------
 Deferred tax assets--net of valuation allowance............  371,668   345,221
                                                             --------  --------
Deferred tax liabilities:
 Net undistributed earnings of subsidiaries.................  (45,767)  (66,008)
 Capitalized mining costs...................................  (14,599)  (40,550)
 Capitalized interest.......................................  (30,061)  (30,813)
 Other......................................................  (14,758)  (18,159)
                                                             --------  --------
 Deferred tax liabilities................................... (105,185) (155,530)
                                                             --------  --------
Net deferred tax assets..................................... $266,483  $189,691
                                                             ========  ========

  The breakdown of the Company's net deferred tax assets (liabilities) between the United States and foreign taxing jurisdictions is as follows:

                                                              At December 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                              (In thousands)
United States............................................... $393,887  $300,004
Foreign..................................................... (127,404) (110,313)
                                                             --------  --------
Total net deferred tax assets............................... $266,483  $189,691
                                                             ========  ========

NOTE 8 DEBT

Long-Term Debt

                                                            At December 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
                                                            (In thousands)
Sale-leaseback of refractory ore treatment plant........ $  318,092  $  327,125
Credit facilities.......................................         --     147,000
Canadian Imperial Bank of Commerce loan.................         --      87,120
8 3/8% debentures, net of discount......................    200,583     199,916
8 5/8% notes (2002).....................................    150,000     150,000
8 5/8% notes, net (2011), net of discount...............    272,386          --
6% convertible subordinated debentures..................     99,980      99,980
Medium-term notes.......................................     32,000      32,000
Interest rate swaps.....................................        588          --
Project financings......................................    208,240     156,696
                                                         ----------  ----------
                                                          1,281,869   1,199,837
Current maturities......................................   (192,151)    (70,447)
                                                         ----------  ----------
                                                         $1,089,718  $1,129,390
                                                         ==========  ==========

  Scheduled minimum long-term debt repayments are $192.2 million in 2002, $77.3 million in 2003, $81.9 million in 2004, $340.4 million in 2005, $47.1 million in 2006 and $543.1 million thereafter.

Sale-Leaseback of the Refractory Ore Treatment Plant

  In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located at Carlin, Nevada. The transaction was accounted for as debt and the cost of the refractory ore treatment plant was recorded as a depreciable asset. The lease term is 21 years and aggregate future minimum lease payments, which include interest, were $489.7 million and $519.4 million at December 31, 2001 and 2000, respectively. Principal payments are $29.7 million annually over the next four years, increasing to $35.5 in the fifth year and beyond. The lease includes purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. In connection with this transaction, the Company entered into certain interest rate hedging contracts that were settled for a gain of $11 million, which is recognized as a reduction of interest expense over the term of the lease. Including this gain, the effective interest rate on the borrowing is 6.15%. Because this asset is specialized, it is not practicable to estimate the fair value of this debt.

Credit Facilities

  The Company's $1.0 billion revolving credit facility, entered into June 1997, was replaced in October 2001 with two unsecured multi-currency revolving credit facilities with a consortium of banks: a $200 million facility with an initial term of 364 days, which may be extended annually to October 2006; and a $400 million revolving facility, which matures in October 2006. Interest rates and facility fees vary based on the Company's credit rating. Borrowings under the facilities bear interest equal to either the London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.77% to 1.25% or the greater of the federal funds rate or the lead bank's prime rate. Annual fees vary from 0.10% to 0.30%. At December 31, 2001, the fees were 0.15% and 0.175% of the commitment, for the $200 million and the $400 million facility, respectively. The facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization, debt-to-"earnings before interest, taxes, depreciation and amortization," incurring liens and transactions with affiliates. There were no borrowings under the new facilities as of December 31, 2001. The Company is in compliance with all financial debt covenants.

8 3/8% Debentures

  Unsecured debentures in an aggregate principal amount of $200 million maturing July 1, 2005, bearing an annual interest rate of 8.375% were outstanding at December 31, 2001 and 2000. Interest is payable semi-annually in January and July and the notes are not redeemable prior to maturity. The costs related to the issuance of the debentures were capitalized and are amortized to interest expense over the term of the debentures. Using prevailing interest rates on similar instruments, the estimated fair value of these debentures was approximately $205.9 million and $202.6 million at December 31, 2001 and 2000, respectively.

8 5/8% Notes

  Unsecured notes with a principal amount of $150 million due April 1, 2002, bearing an annual interest rate of 8.625% were outstanding at December 31, 2001 and 2000. Interest is payable semi-annually in April and October and the notes are not redeemable prior to maturity. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $151.2 million and $153.9 million at December 31, 2001 and 2000, respectively.

  In May 2001, Newmont issued unsecured notes with a principal amount of $275 million due May 2011 bearing an annual interest rate of 8.625%. Proceeds of $272 million, after transaction costs, were used to repay debt outstanding under the Company's revolving credit facility, with the remainder for general corporate purposes. Interest is payable semi-annually in May and November and the notes are redeemable prior to maturity under certain conditions. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the notes. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $275.9 million at December 31, 2001.

6% Convertible Subordinated Debentures

  Unsecured debentures in an aggregate principal amount of $100 million maturing January 2005 bearing an annual interest rate of 6% were outstanding at December 31, 2001 and 2000. Interest is payable annually in January and the debentures are convertible at the option of the holders into shares of common stock at any time on or after January 10, 2001 and prior to maturity, unless previously redeemed at the option of the Company. The conversion rate is 25.45 shares for each $5,000 principal amount of debentures converted. Approximately 509,000 shares of common stock have been registered for issuance upon conversion of these debentures. Using prevailing interest rates on similar instruments, the estimated fair value of these debentures was approximately $100.0 million and $82.0 million at December 31, 2001 and 2000, respectively.

Medium-Term Notes

  Unsecured notes with a principal amount of $32 million maturing on various dates beginning early 2003 to late 2004, bearing an annual weighted average interest rate of 7.68%, were outstanding at December 31, 2001 and 2000. Interest is payable semi-annually in March and September and the notes are not redeemable prior to maturity. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $32.7 million and $31.5 million at December 31, 2001 and 2000, respectively.

Canadian Imperial Bank of Commerce (CIBC) Loan

  Battle Mountain Canada entered into a $145.0 million loan with CIBC in conjunction with its purchase of Niugini Mining that was secured by Niugini Mining stock. In January 2001, the loan was paid in full with a $40 million collateral cash account and from the Company's revolving credit facility. The interest rates were variable and the weighted average interest rate was 7.6% for 2000.

Interest Rate Swaps

  During the last half of 2001, the Company entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8 5/8% notes and its $200 million 8 3/8% debentures. The Company receives fixed-rate interest payments at 8 5/8% or 8 3/8% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at December 31, 2001. Half of these contracts expire in July 2005 and half expire in May 2011. These transactions have been designated as fair value hedges and at December 31, 2001, had a negative fair value of $0.6 million. The fair value of the related debt was also adjusted to reduce the liability by a corresponding amount. At December 31, 2001, these transactions resulted in a reduction in interest expense of $0.8 million.

Project Financings

Minera Yanacocha

  Trust Certificates: Minera Yanacocha issued debt through the sale of $100 million 8.4% Series A Trust Certificates to various institutional investors. At December 31, 2001 and 2000, $64.0 million and $78.0 million, respectively, was outstanding under the financing. Interest on the Certificates is fixed at 8.4% and repayments are required quarterly through 2004. The Certificates are secured by certain of Minera Yanacocha'a assets, certain restricted funds and also are specifically secured by future gold sales, through a trust agreement with the Bank of New York. Because these Certificates are specialized, it is not practicable to estimate the fair value of this debt.

  $100 million Credit Facility: In December 1999, Minera Yanacocha entered into a $100 million credit facility with the International Finance Corporation. The two-tier facility (a $20 million A Tranche and a $80 million B Tranche) is revolving and converts into term loans. The A Tranche has a five-year revolving availability period and converts to a five-year term loan. The B Tranche has a three-year revolving availability period and converts to a four-year term loan. Initial drawdowns under the loan were used for development of the La Quinua project; however, the loan accommodates repayments during the revolving availability period and any subsequent borrowings may be used for other development purposes. Interest applicable to the A Tranche is based on LIBOR plus 2.375%. Interest applicable to the B Tranche is based on LIBOR plus 2.0% through the second anniversary of the agreement, LIBOR plus 2.25% from year two to year four and after the fourth anniversary LIBOR plus 2.5%.

  The A Tranche interest rate was 5.5% and 8.3% at December 31, 2001 and 2000, respectively. The weighted average rate was 7.7% and 8.3% for 2001 and 2000, respectively. The B Tranche interest rate was 5.2% and 8.3% at December 31, 2001 and 2000, respectively. The weighted average rate was 7.3% and 8.3% for 2001 and 2000, respectively. The outstanding amount under this credit line was $100.0 million and $45.0 million at December 31, 2001 and 2000, respectively. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2001 and 2000.

  $20 million Credit Facility: Minera Yanocaha has a $20 million line of credit with Banco de Credito del Peru that expires in July 2004. The interest rate is LIBOR plus 2% and is adjusted annually to current market rates. The interest rate was 4.6% and 8.6 % at December 31, 2001 and 2000, respectively. The weighted average interest rate was 6.5% and 8.6% for 2001 and 2000, respectively. The outstanding amount under this credit line was $13.0 million and $8.0 million at December 31, 2001 and 2000, respectively. The estimated fair value of this debt approximated the carrying value at December 31, 2001 and 2000.

  Leases: In December 1999, Minera Yanacocha assumed certain lease and purchase agreements for mining equipment that expire at various dates from December 2002 to June 2006. The net present value of future minimum payments was $6.3 million and $8.3 million, at December 31, 2001 and 2000, respectively, with an interest component of 8.7% and 11.1% for 2001 and 2000, respectively. Because these assets are specialized, it is not practicable to estimate the fair value of this debt.

  All Minera Yanacocha debt is non-recourse to the Company and is secured by substantially all of Minera Yanacocha's property, plant and equipment; see above for specific security on the Trust Certificates.

Zarafshan-Newmont

  The Company, through a wholly-owned subsidiary, is a 50% participant in the Zarafshan-Newmont joint venture ("Zarafshan-Newmont") in the Republic of Uzbekistan. The other participants are two Uzbek government entities. Zarafshan-Newmont has a loan with the European Bank for Reconstruction and Development ("EBRD") secured by the assets of the project. The outstanding amount was $12.0 million and $18.0 million at December 31, 2001 and 2000, respectively. The loan is to be repaid in semi-annual installments of $6.0 million, which began in July 2001. The interest rate is based on the three month LIBOR plus 4.25%. The weighted average interest rates were 8.7% and 10.9% for 2001 and 2000, respectively, and the interest rates at December 31, 2001 and 2000 were 6.1% and 11.0%, respectively. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2001 and 2000.

  In December 2000, Zarafshan-Newmont completed an additional $30 million loan under the EBRD facility that will be used primarily for capital expansion. The outstanding amount on this loan was $30.0 million at December 31, 2001, of which $15 million was the Company's share. No amounts were outstanding at December 31, 2000. The loan facility will be available through December 15, 2002 and will be repaid in eight equal semi-annual payments of $3.75 million, beginning July 2003 and ending January 2007. The interest rate is based on the three-month LIBOR plus 3.25%. The interest rate was 5.1% at December 31, 2001 and the weighted average interest rate was 8.3% for 2001. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2001.

  The assets of Zarafshan-Newmont secure both loans and in addition, the Company has guaranteed 50% of the loans and the Uzbek partners have guaranteed the remaining 50%.

Inti Raymi

  In conjunction with the development of its Kori Kollo mine in Bolivia, Inti Raymi arranged a term credit facility with various international lending institutions with a fixed interest rate of 10.25%. The loan was paid in full in June 2001.

  In 2001, Inti Raymi entered into a capital lease for mining equipment that expires in May 2003. The net present value of the lease payments was $2.5 million at December 31, 2001, with an interest component of 10.25%. Because these assets are specialized, it is not practicable to estimate the fair value of this debt.

Capitalized Interest

  Capitalized interest was $10.6 million, $5.5 million and $23.3 million in 2001, 2000 and 1999, respectively.

NOTE 9 SALES CONTRACTS, COMMODITY AND FINANCIAL INSTRUMENTS

Option Contracts and Price-Capped Sales Contracts

  In late July and early August 1999, the Company purchased put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. This purchase was paid for by selling call option contracts for 2.35 million ounces at the strike prices noted below. Put option contracts for one million ounces were subject to termination if the market price reached $270 per ounce at any time prior to such contracts' expiration dates, which were August 2000 through July 2001. These put option contracts were thus terminated in September 1999. The put options qualified for deferral accounting such that gains and losses on the contracts were recognized as the designated production was delivered or as the options expired. The initial fair value of the options of $37.6 million was recorded as put option premiums and was amortized over the term of the options. In 2000 and 1999, $19.1 million and $18.5 million, respectively, was amortized in Sales, including the premiums associated with terminated put options. The call option contracts, with an initial fair value of $37.6 million, were marked to market at each reporting date. Noncash gains of $1.8 million and $26.8 million were recorded in 2001 and 2000, respectively, and a loss of $44.8 million was recorded in 1999.

  In September 2001, the Company entered into transactions that closed out these call options. The options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The value of the sales contracts was recorded as deferred revenue and will be included in sales revenue as delivery occurs.

  As of December 31, 2001, the following price-capped sales contracts were outstanding:

                                                               Sold Call Options
                                                               -----------------
                                                                         Price-
                                                                  Ozs      Cap
                                                               --------- -------
2005..........................................................   500,000 $   350
2008.......................................................... 1,000,000 $   384
2009..........................................................   600,000 $   381
2011..........................................................   250,000 $   392

Prepaid Forward Sales Contracts

  In July 1999, the Company entered into a prepaid forward sale contract for approximately 483,000 ounces of gold, with initial proceeds of $137.2 million, for delivery in June 2005, 2006 and 2007. Such proceeds were recorded as deferred revenue and will be recognized in income when the related gold is physically delivered. Any additional proceeds will be determined at each delivery date based on the excess of the then existing market price (not to exceed $380 per ounce) over $300 per ounce. The prepaid forward sale contract also included semi-annual delivery requirements of approximately 17,950 ounces beginning June 2000 through June 2007. Newmont entered into forward purchase contracts at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007 to coincide with these semi-annual delivery commitments. These contracts have been designated as cash flow hedges and at December 31, 2001 had a negative fair value of $3.7 million.

Commodity Instruments

  In December 2001, the Company entered into a series of equal and offsetting positions to its commodity instruments for certain Battle Mountain operations that were outstanding at that time. These contracts effectively closed out its combination matched put and call options and flat forward contracts.

  The offsetting positions were designated as fair value hedges and are marked to market in current earnings. As a result, the following were outstanding as of December 31, 2001:

                                                2002   2003  2004  Total/Average
                                               ------ ------ ----- -------------
Combination call and put options:
 Written call options:
  Ounces...................................... 92,752 92,752 7,563    193,067
  Average strike price per ounce.............. $  348 $  348 $ 359    $   348
 Purchased call options:
  Ounces...................................... 92,752 92,752 7,563    193,067
  Average strike price per ounce.............. $  348 $  348 $ 359    $   348
 Purchased put options:
  Ounces...................................... 92,752 92,752 7,563    193,067
  Average strike price per ounce.............. $  286 $  286 $ 296    $   286
 Written put options:
  Ounces...................................... 92,752 92,752 7,563    193,067
  Average strike price per ounce.............. $  286 $  286 $ 296    $   286
Flat forward contracts:
  Ounces...................................... 31,252 31,252 1,563     64,067
  Average price per ounce..................... $  314 $  314 $ 323    $   314
Forward purchase contracts:
  Ounces...................................... 31,252 31,252 1,563     64,067
  Average price per ounce..................... $  314 $  314 $ 323    $   314

  The Company is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by contracting only with major financial institutions/counterparties. These instruments had offsetting fair values at December 31, 2001. The combination call and put options contracts had a fair value of $2.7 million at December 31, 2000. The flat forward contracts had a negative fair value of $2.0 million at December 31, 2000.

Fuel Contracts

  The Company uses certain derivative instruments to hedge a portion of its exposure to fuel price market fluctuations, from time to time. At December 31, 2001, the Company had contracts expiring September 2002 covering approximately
8.6 million gallons of diesel fuel at its Nevada operations at prices ranging from approximately $0.61 to $0.69 per gallon. These transactions have been designated as cash flow hedges and at December 31, 2001, had a negative fair value of $1.3 million.

NOTE 10 STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
                                                        (In thousands)
Net loss........................................  $(23,279) $(94,874) $(94,565)
                                                  --------  --------  --------
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable equity
 securities.....................................    18,290        --        --
Foreign currency translation adjustments........    (3,241)   (1,792)   (2,346)
Cumulative effect of change in accounting method
 for
 derivative instruments.........................     1,723        --        --
Minimum pension liability adjustments...........       453     1,266    (1,642)
Changes in fair value of cash flow hedge
 instruments....................................    (3,291)       --        --
                                                  --------  --------  --------
Total other comprehensive income (loss).........    13,934      (526)   (3,988)
                                                  --------  --------  --------
Comprehensive loss..............................  $ (9,345) $(95,400) $(98,553)
                                                  ========  ========  ========

NOTE 11 STOCKHOLDERS' EQUITY

  NMC Common Stock. As discussed in Note 1, NMC issued 24.1 million shares in exchange for Battle Mountain common stock and Battle Mountain exchangeable shares in January 2001. The Company paid dividends of $0.12 per common share of NMC stock in each of 2001, 2000 and 1999.

  Convertible Preferred Stock: At December 31, 2001 and 2000, 2.3 million shares of $3.25 convertible preferred stock were outstanding, with a liquidation preference of $50 per share. In conjunction with the NMC/Battle Mountain merger, NMC issued 2.3 million shares of $3.25 convertible preferred stock in exchange for Battle Mountain preferred stock. The preferred stock is convertible into shares of NMC at any time at a conversion ratio of 0.5 share of NMC common stock and is redeemable at the option of the Company solely for shares of NMC common stock. Pursuant to the restructuring of the Company described above, preferred stockholders were granted voting rights. Holders of NMC convertible preferred stock are entitled to receive, when, as and if declared by the Company's board of directors, an annual cash dividend of $3.35 per share, payable in equal quarterly installments. The Company paid $7.5 million in preferred stock dividends in each of 2001, 2000 and 1999.

  Stock Rights. In September 2000, the Company paid a dividend of one series A junior participating preferred stock purchase right ("PSPR") for each outstanding share of NMC common stock. These rights replaced NMC's existing PSPRs that expired in September 2000. The rights agreement works by imposing a significant penalty upon any person or group, which acquires 15% or more of NMC's outstanding common stock without the approval of its board of directors. Each PSPR entitles the holder to purchase from NMC one one-thousandth of a share of NMC participating preferred stock for $100 (subject to adjustment) once such rights become exercisable. Until exercised, holders of PSPRs have no stockholder rights. The PSPRs become exercisable only if a defined acquiring person has acquired 15% or more of NMC common stock or has begun a tender or exchange offer that would result in such person owning 15% or more of NMC common stock. If such events occur, PSPR holders (other than the acquiring person) may, for $100, purchase shares of NMC common stock (or in certain circumstances common stock of the acquiring company) with a market value of $200, based on the market price of NMC common stock prior to such acquisition (or the market price of the acquiring corporation's stock). NMC may redeem the PSPRs for $0.01 each prior to an announcement that a defined acquiring person exists. The PSPRs remain in place following the restructuring described in
Note 1.

NOTE 12 STOCK OPTIONS

Employee Stock Options

  Under the Company's stock option plans, options to purchase shares of stock have been granted to key employees at the fair market value of such shares on the date of grant. The options under these plans vest over a two-year period and, for certain options granted to key employees, over a four-year period, and are exercisable over a period not exceeding ten years. At December 31, 2001, 5,472,645 shares were available for future grants under the Company's plans. In conjunction with the Battle Mountain merger, 850,000 shares of NMC common stock were authorized for issuance in connection with outstanding Battle Mountain stock options that were assumed by the Company.

  The following table summarizes annual activity for all stock options for each of the three years in the period ended December 31:

                                 2001                 2000                 1999
                          -------------------- -------------------- --------------------
                                      Weighted             Weighted             Weighted
                                      Average              Average              Average
                          Number of   Exercise Number of   Exercise Number of   Exercise
                            Shares     Price     Shares     Price     Shares     Price
   All Stock Options      ----------  -------- ----------  -------- ----------  --------
Outstanding at beginning
 of year................  12,671,674    $29    11,511,797    $30     6,559,745    $38
Granted.................   1,439,548    $22     1,502,325    $19     5,253,469    $19
Exercised...............    (403,673)   $19      (110,500)   $25        (1,625)   $22
Forfeited...............  (1,393,392)   $33      (231,948)   $37      (299,792)   $36
                          ----------    ---    ----------    ---    ----------    ---
Outstanding at end of
 year...................  12,314,157    $28    12,671,674    $29    11,511,797    $30
                          ==========    ===    ==========    ===    ==========    ===
Options exercisable at
 year end...............   9,448,459    $29     7,501,483    $33     4,233,780    $42
Weighted average fair
 value of options
 granted during the
 year...................  $    12.98           $    12.55           $    11.90
                          ==========           ==========           ==========

  The following table summarizes information about stock options outstanding at December 31, 2001, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting (included in the "All Stock Options" table):

                  Options Outstanding                        Options Exercisable
               -----------------------------                --------------------------
                                Weighted
                                 Average       Weighted                     Weighted
 Range of                       Remaining      Average                      Average
 Exercise        Number        Contractual     Exercise       Number        Exercise
  Prices       Outstanding        Life          Price       Exercisable      Price
 --------      -----------     -----------     --------     -----------     --------
$13 to $19      4,243,657       6.8 years        $18         3,543,689        $18
$20 to $24      2,782,732       8.2 years        $22         1,257,896        $22
$25 to $29      1,863,649       6.4 years        $27         1,502,091        $28
$30 to $35        479,613       5.9 years        $32           492,330        $32
$36 to $44      1,465,952       4.2 years        $39         1,454,848        $39
$45 to $59        767,610       4.1 years        $54           723,301        $54
$60 to $79         86,388       2.9 years        $70            86,388        $70
$80 to $108       121,202       4.1 years        $99           121,202        $99
-----------    ----------       ---------        ---         ---------        ---
$13 to $108    11,810,803       6.5 years        $27         9,181,745        $29
===========    ==========       =========        ===         =========        ===

  Certain key executives were granted options that, although the exercise price was equal to the fair market value on the date of grant, cannot be exercised when otherwise vested unless the market price of NMC's common stock is a defined amount above the option exercise price. In addition, the same executives were granted options with exercise prices in excess of the fair market value on the date of grant. Generally, these key executive options vest over a period of one to five years and are exercisable over a ten-year period. At December 31, 2001, 503,354 of these options were outstanding and 266,714 were exercisable. Information about these stock options outstanding (included in the "All Stock Options" table) at December 31, 2001 is summarized below:

                                       Options Outstanding            Options Exercisable
                                     -----------------------          --------------------
                                                  Weighted
                                                   Average   Weighted             Weighted
                           Range of               Remaining  Average              Average
                           Exercise    Number    Contractual Exercise   Number    Exercise
                            Prices   Outstanding    Life      Price   Exercisable  Price
                          ---------- ----------- ----------- -------- ----------- --------
Options with exercise
 prices in excess of the
 fair market value on
 the date of the grant
 .......................  $40 to $56   266,714    1.5 years    $ 50     266,714     $ 50
Options that cannot be
 exercised until the
 market price exceeds a
 fixed amount above the
 exercise price.........  $30 to $41   236,640    1.6 years    $ 37          --     $ --

  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost has been recognized for its stock options. Had compensation cost for the options been determined based on market value at grant dates in 2001, 2000 and 1999 as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below (in thousands, except per share):

                                                  Years Ended December 31,
                                                ------------------------------
                                                  2001      2000       1999
                                                --------  ---------  ---------
Net loss applicable to common shares
 As reported................................... $(30,754) $(102,349) $(102,040)
 Pro forma..................................... $(32,199) $(129,719) $(129,086)
Net loss per share, basic and diluted
 As reported................................... $  (0.16) $   (0.53) $   (0.53)
 Pro forma..................................... $  (0.16) $   (0.67) $   (0.67)

  For purposes of determining the pro forma amounts, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999, respectively: weighted average risk-free interest rates of 4.9%, 6.4% and 6.4%; dividend yield of 0.6% for all three years; expected lives of nine years, nine years and eight years; and volatility of 49%, 56% and 52%.

  Compensation costs included in the pro forma amounts reflect only fair values of options granted after January 1, 1995. These amounts may not be indicative of actual results had the Company used fair-value-based accounting for stock options.

Other Stock-Based Compensation

  In 1997, the Company adopted an intermediate term incentive plan ("ITIP") under which restricted stock may be granted to certain key employees. These shares are granted upon achievement of certain financial and operating thresholds at fair market value on the grant date. ITIP stock grants are subject to certain restrictions related to ownership and transferability that currently lapse two years (for ownership) and, in some cases, five years (for transfer) from the date of the grant. In 2001, 2000 and 1999, 248,601, 95,814 and 62,800 shares of restricted stock, respectively, were issued under ITIP, of which 254,491 shares remain restricted at December 31, 2001. Compensation expense recorded for these grants was $3.3 million, $2.4 million and $1.1 million in 2001, 2000 and 1999, respectively.

  In 2001, the Company adopted a deferred stock award plan under which deferred stock awards are granted to employees. The employees vest in the awards after two years, at which time the related shares are issued free of any restrictions. In 2001, deferred stock awards were granted equivalent to 214,000 shares of stock, of which 210,287 remain outstanding at December 31, 2001. Compensation expense recorded for these grants was $ 0.8 million in 2001.

NOTE 13 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

Pension Plans

  The Company's pension plans include: (1) two qualified non-contributory defined benefit plans (for salaried employees and substantially all domestic hourly employees); (2) two non-qualified plans (for salaried employees whose benefits under the qualified plan are limited by federal legislation); and (3) a non-qualified cash balance international plan (for select employees who are not eligible to participate in the U.S.-based plans because of citizenship). The vesting period for each plan is five years of service. The plans' benefit formulas are based on an employee's years of credited service and either (1) such employee's last five years average pay (salaried plan), (2) a percentage of annual pay (international plan) or (3) a flat dollar amount adjusted by a service-weighted multiplier (hourly plan).

  Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974.

Other Benefit Plans

  The Company provides defined medical benefits to qualified retirees (and to their eligible dependents) who were salaried employees and defined life insurance benefits to qualified retirees who were salaried employees. In general, participants become eligible for these benefits upon retirement directly from the Company if they are at least 55 years old and the combination of their age and years of service with the Company equals 75 or more.

  Defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences.

  The following tables provide a reconciliation of changes in the plans' benefit obligations and assets' fair values for the two-year period ended December 31, 2001 and a statement of the funded status as of December 31 of both years:

                                        Pension Benefits     Other Benefits
                                        ------------------  ------------------
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
                                         (In thousands)       (In thousands)
Change in Benefit Obligation:
 Benefit obligation at beginning of
  year................................. $189,346  $181,743  $ 45,062  $ 49,322
 Service cost-benefits earned during
  the year.............................    8,075     7,530     2,422     2,570
 Interest cost.........................   14,545    13,631     3,700     3,209
 Amendments............................       --     2,860        --        --
 Actuarial loss (gain).................   12,396     5,406     8,166    (8,573)
 Benefit enhancements for early
  retirement...........................   15,682        --     1,311        --
 Settlement gain.......................       --      (333)       --        --
 Foreign currency exchange gain........     (112)     (289)     (105)      (36)
 Settlement payments...................   (6,802)  (12,431)       --        --
 Benefits paid.........................  (16,890)   (8,771)   (1,532)   (1,430)
                                        --------  --------  --------  --------
 Benefit obligation at end of year..... $216,240  $189,346  $ 59,024  $ 45,062
                                        ========  ========  ========  ========

Change in Fair Value of Assets:
 Fair value of assets at beginning of
  year................................. $163,249  $182,666  $     --  $     --
 Actual return (loss) on plan assets...      904    (1,588)       --        --
 Employer contributions................   10,543     3,802     1,531       989
 Foreign currency exchange loss........     (408)     (567)       --        --
 Settlement payments...................   (6,802)  (12,293)       --        --
 Benefits paid.........................  (16,181)   (8,771)   (1,531)     (989)
                                        --------  --------  --------  --------
 Fair value of assets at end of year... $151,305  $163,249  $     --  $     --
                                        ========  ========  ========  ========

 Funded status......................... $(64,935) $(26,097) $(59,024) $(45,062)
 Unrecognized prior service cost.......    9,041    11,499     1,364     1,528
 Unrecognized net loss (gain)..........   25,537     2,754   (16,115)  (25,372)
 Unrecognized net (asset) obligation...     (120)      143        --        --
                                        --------  --------  --------  --------
 Accrued cost.......................... $(30,477) $(11,701) $(73,775) $(68,906)
                                        ========  ========  ========  ========

  The Company's qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service ("IRS") rules and regulations. The Company's non-qualified and other benefit plans are not funded, but exist as general corporate obligations. The information contained in the above tables indicates the combined funded status of qualified and non-qualified plans, in accordance with accounting pronouncements. Assumptions used for IRS purposes differ from those used for accounting purposes. The funded status shown above, prepared in accordance with accounting pronouncements, compares the projected benefit obligation of all plans, which is an actuarial present value of obligations that takes into account assumptions as to future compensation levels of plan participants, to the fair value of the assets held in trust for the qualified plans. Accounting pronouncements also prescribe a computation for the plans' accumulated benefit obligation ("ABO"), which is an actuarial present value of benefits (whether vested or nonvested) attributed to employees based on employee service and compensation prior to the end of the period presented. The following plans have an ABO in excess of the market value of plan assets:
(1) qualified and non-qualified pension plans for salaried employees, (2) the qualified pension plan for hourly employees and (3) the non-qualified international pension plan. At December 31, 2001 and 2000, respectively, the ABO was $149.2 million and $100.2 million for the qualified pension plan for salaried employees, $17.4 million and $14.4 million for the qualified pension plan for hourly employees, $15.8 million and $15.7 million for the non-qualified pension plan for salaried employees, and $2.4 million and $2.2 million for the non-qualified international pension plan.

  The following table provides amounts recognized in the consolidated balance sheets as of December 31:

                                        Pension Benefits     Other Benefits
                                        ------------------  ------------------
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
                                         (In thousands)       (In thousands)
Amounts recognized in the consolidated
 balance sheets:
 Accrued benefit cost.................  $(38,555) $(21,923) $(73,775) $(68,906)
 Intangible asset.....................     5,014     6,357        --        --
 Accumulated other comprehensive
  income..............................     3,064     3,865        --        --
                                        --------  --------  --------  --------
 Net amount recognized................  $(30,477) $(11,701) $(73,775) $(68,906)
                                        ========  ========  ========  ========

  In accordance with the provisions of SFAS No. 87, an adjustment was required to reflect a minimum liability for the non-qualified pension plan in 2001, 2000 and 1999, and one of the hourly pension plans and the international plan in 2001. As a result of such adjustment, an intangible asset was recorded and (to the extent the minimum liability adjustment exceeded the unrecognized net transition liability) Stockholders' equity was reduced $2.0 million, $2.4 million and $3.5 million (net of related deferred income tax benefits) at December 31, 2001, 2000 and 1999, respectively.

  The following table provides components of net periodic pension benefit cost for the indicated fiscal years:

                               Pension Benefits           Other Benefits
                            -------------------------  ----------------------
                             2001     2000     1999     2001    2000    1999
                            -------  -------  -------  ------  ------  ------
                                (In thousands)            (In thousands)
Components of net periodic
 pension benefit cost:
 Service cost.............. $ 8,075  $ 7,530  $ 9,358  $2,422  $2,569  $4,022
 Interest cost.............  14,545   13,631   12,723   3,700   3,209   3,511
 Expected return on plan
  assets................... (15,513) (16,742) (14,824)     --      --      --
 Amortization of prior
  service cost.............   1,044      729      730     146     148     148
 Amortization of loss
  (gain)...................     128     (393)     151  (1,102) (1,273)   (262)
 Amortization of net
  obligation (asset).......     143      (93)    (204)     --      --      --
 Benefit enhancement for
  early retirement.........  20,811       --       --   1,328      --      --
                            -------  -------  -------  ------  ------  ------
  Total net periodic
   pension benefit cost.... $29,233  $ 4,662  $ 7,934  $6,494  $4,653  $7,419
                            =======  =======  =======  ======  ======  ======

  For the pension plans, prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized over the average remaining service period of active participants. Postretirement benefits other than pensions are accrued during an employee's service to the Company.

  Assumptions used in measuring the Company's benefit obligation were as follows:

                                                          Pension      Other
                                                         Benefits    Benefits
                                                         ----------  ----------
                                                         2001  2000  2001  2000
                                                         ----  ----  ----  ----
Weighted-average assumptions as of December 31:
 Discount rate.......................................... 7.25% 7.75% 7.25% 7.75%
 Expected return on plan assets......................... 9.25% 9.25%  N/A   N/A
 Rate of compensation increase.......................... 4.00% 4.00% 4.00% 4.00%

  The assumed health care cost trend rate to measure the expected cost of benefits was 8% for 2002, 7% for 2003, 6% for 2004 and 5% each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                1%       1%
                                                             Increase Decrease
                                                             -------- --------
Effect on total of service and interest cost components of
 net periodic postretirement health care benefit cost.......  $1,409  $(1,109)
Effect on the health care component of the accumulated
 postretirement benefit obligation..........................  $8,367  $(6,360)

Savings Plan

  The Company has four qualified defined contribution savings plans, two that cover salaried employees and two that cover substantially all hourly employees. In addition, the Company has two non-qualified supplemental savings plans for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% and 4% of base salary for the salaried and hourly plans, respectively. Matching contributions are made with NMC stock; however, no holding restrictions are placed on such contributions, which totaled $9.9 million in both 2001 and 2000, and $9.7 million in 1999.

NOTE 14 DIVIDENDS, INTEREST AND OTHER INCOME

                                                       Years Ended December 31,
                                                       ------------------------
                                                        2001    2000     1999
                                                       ------  -------  -------
                                                           (In thousands)
Interest income....................................... $2,976  $10,542  $15,424
Foreign currency exchange gain (loss), net............ (5,088)  (6,100)   8,200
Gain on sale of exploration properties................  3,696    1,640   20,604
Other.................................................  6,401    4,199    3,757
                                                       ------  -------  -------
  Total............................................... $7,985  $10,281  $47,985
                                                       ======  =======  =======

NOTE 15 EXPENSES FOR ACQUISITION SETTLEMENT

  In the third quarter of 2000, the Company resolved a long-standing legal dispute regarding the acquisition of an additional interest in Minera Yanacocha, a gold mining operation located in Peru. The Company issued $40 million of NMC common stock, 2.6 million shares, under terms of the settlement, and charged $42.2 million, including expenses, to income.

NOTE 16 WRITE-DOWN OF ASSETS

  In 2001, the Company reduced the carrying value of its long-lived assets by $41.0 million pre-tax. The write-down related to Minahasa ($18.9 million), Nevada ($11.7 million), Kori Kollo ($4.8 million) and the San

Luis property in Colorado ($3.5 million). This write-down of long-lived assets represented the excess carrying value of assets compared to fair value, with fair value determined using discounted future cash flow analyses. Such cash flows are based on estimated recoverable ounces, future production and capital costs, and gold price assumptions. Gold price assumptions were $285 per ounce in 2002 and $300 per ounce thereafter. The Minahasa write-down reduced fixed assets by $12.1 million, increased reclamation liabilities by $3.7 million, and reduced ore stockpile and materials and supply inventories by $1.8 million and $1.3 million, respectively. The Nevada write-down reduced ore and in-process inventory by $7.3 million and fixed assets by $4.4 million. The Kori Kollo write-down reduced fixed assets by $4.8 million. The San Luis write-down reduced fixed assets by $2.0 million and materials and supply inventory by $1.5 million. The write-downs had no impact on the scope of the these operations and will reduce future pre-tax Costs applicable to sales by $16.9 million and Depreciation and depletion by $24.1 million based on remaining production as of December 31, 2001, with no impact on future cash flows.

  In 2000, the write-down of $58.4 million related to the Holloway mine in Canada ($30.8 million), the short-lived Mesquite mine in California ($14.8 million), the Kori Kollo mine in Bolivia ($5.6 million), the acquisition cost of the Mezcala property in Mexico ($6.5 million) and the Battle Mountain Complex in Nevada ($0.7 million). The Holloway write-down reduced fixed assets by $30.8 million. Mesquite's write-down reduced leach pad inventory by $9.7 million, capitalized mining by $1.4 million and fixed assets by $3.7 million. The Kori Kollo write-down reduced inventory by $4.9 million and fixed assets by $0.7 million.

  In 1999, the write-down of $39.5 million related to the Crown Jewel project in Washington ($36.0 million) and to Nevada stockpile inventories ($3.5 million). The Crown Jewel write-down related to mine development costs and represented the remaining carrying value of the property as a result of permitting uncertainties resulting from a January 2000 decision from the Washington Pollution Control Hearings Board decision that reversed its water rights permits and vacated its Clean Water Act certification.

NOTE 17 EQUITY INCOME (LOSS) AND IMPAIRMENT OF AFFILIATES

                                                     Years ended December 31,
                                                     -------------------------
                                                      2001    2000      1999
                                                     ------- -------  --------
                                                          (In thousands)
Equity income (loss) in Batu Hijau.................. $32,981 $(9,923) $(10,675)
Equity (loss) in Lihir Gold.........................      --      --    (4,782)
Lihir Gold impairment...............................      --      --   (76,170)
                                                     ------- -------  --------
  Total............................................. $32,981 $(9,923) $(91,627)
                                                     ======= =======  ========

  Financial information relating to the Company's equity investment in Batu Hijau was as follows:

                                                 Years Ended December 31,
                                             ----------------------------------
                                                2001        2000        1999
                                             ----------  ----------  ----------
                                                      (In thousands)
Sales....................................... $  447,291  $  431,323  $   15,213
Interest income............................. $    1,007  $      546  $       11
Interest expense............................ $  120,389  $  139,722  $   17,145
Depreciation and amortization............... $  101,012  $   81,623  $    8,846
Net income (loss)........................... $  (16,215) $  (98,644) $   10,274
Capital expenditures........................ $   49,334  $  158,783  $  607,868
Total assets at December 31,................ $2,194,476  $2,228,487  $2,107,614

  The equity income in Batu Hijau was $33.0 million in 2001 (based on 56.25% of Batu Hijau's net loss of $16.2 million plus $26.4 million of eliminated inter-company interest, $10.8 million for eliminated management fees, and $4.9 million for other items). In 2000, the Company's equity loss in Batu Hijau was $9.9 million (based on 56.25% of Batu Hijau's net loss of $98.6 million plus $29.2 million of eliminated inter-company interest, $12.5 million for eliminated management fees, and $3.9 million for other items). In 1999, the equity loss in Batu

Hijau was $10.7 million (based on 56.25% of Batu Hijau's net income of $10.3 million plus $5.2 million of eliminated intercompany interest, reduced by $20.6 million to reclassify deferred tax benefits and increased by $1.2 million for other items).

  As described in Note 1, Lihir Gold was accounted for as an equity investment prior to 2000. The Company recorded $76.2 million in 1999 for impairment losses resulting from declines in Lihir Gold's market value. Beginning in 2000, Lihir Gold stock was carried as marketable equity securities held for sale and as of December 31, 2000, was written down $23.9 million as an other than temporary loss resulting from the length of time and extent to which their market value had been less than their cost basis. During 2001, unrealized holding gains of $18.3 million were charged to Other comprehensive income (loss) to reflect market value increases throughout the year.

NOTE 18 ACCOUNTING CHANGES

  As described in Note 2, the Company changed its method of accounting for revenue recognition in the fourth quarter of 2000, effective January 1, 2000, to record sales upon delivery of third-party refined gold to the customer. Previously, revenue was recognized upon the completion of the production process, or when gold was poured into dore at the mine site. The cumulative effect of the change in accounting principle as of January 1, 2000 was $12.6 million, net of tax and minority interest.

  Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to recognize derivative instruments on the balance sheet as either assets or liabilities at fair value. As a result, the Company increased Other comprehensive income by $1.7 million as the cumulative effect of the change in accounting method.

NOTE 19 SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by operating activities included the following cash payments:

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------- ------- -------
                                                            (In thousands)
Income taxes, net of refunds........................... $76,020 $86,608 $28,500
Interest, net of amounts capitalized................... $81,952 $91,510 $73,422

  In the third quarter of 2001, NMC entered into transactions that closed out certain written call option contracts with a series of price-capped contracts as described in Note 9. These transactions resulted in a non-cash increase of $53.8 million to Deferred revenue from sale of future production for the initial fair value of these contracts.

  In 2001 and 2000, Kori Kollo and Minera Yanacocha, respectively, entered into certain leases (see Note 8) that resulted in a non-cash increase to Property, plant and mine development and Long-term debt ($3.4 million and $2.3 million, respectively).

  In 2000, NMC issued 2.6 million shares of common stock in conjunction with the acquisition settlement described in Note 15 that resulted in non-cash increases to Common stock ($4.2 million) and additional paid-in capital ($35.8 million).

  In December 1999, Minera Yanacocha assumed certain equipment lease and purchase agreements (see Note 8) that resulted in a non-cash increase to Property, plant and mine development and Long-term debt ($12.4 million).

  In the third quarter of 1999, NMC entered into two put and call option contracts described in Note 9. As a result, non-cash increases to put option premiums and Fair value of written call options ($37.6 million) were recorded for the initial fair value of these contracts.

NOTE 20 SEGMENT AND RELATED INFORMATION

  The Company predominantly operates in a single industry as a worldwide corporation engaged in gold production, exploration for gold and acquisition of gold properties. The Company has operations in North America, South America, Indonesia, Uzbekistan and Australia, and its reportable segments are based on the geographic location of these operations. Earnings from operations do not include general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments).

  Financial information relating to the Company's consolidated segments is as follows (in millions):

                            North       South              Zarafshan-
Year Ended December 31,    American   American              Newmont,  Minahasa,  Corporate
2001                      Operations Operations* Australia Uzbekistan Indonesia* and Other  Consolidated
-----------------------   ---------- ----------- --------- ---------- ---------- ---------  ------------
Sales...................   $  866.8   $  602.3    $ 34.2     $ 60.2     $ 92.6   $     --     $1,656.1
Interest income.........   $    0.1   $    0.9    $   --     $  0.3     $  0.2   $    1.5     $    3.0
Interest expense........   $    0.2   $    6.6    $   --     $  0.8     $   --   $   78.8     $   86.4
Depreciation and
 depletion..............   $  149.6   $  106.3    $  4.2     $  9.8     $ 22.3   $    7.9     $  300.1
Pre-tax income (loss)
 before minority
 interest and equity
 income (loss)..........   $  (75.9)  $  179.4    $ 14.3     $ 19.9     $ (2.4)  $ (178.5)    $  (43.2)
Significant non-cash
 items:
 Amortization of
  capitalized mining....   $   44.9   $     --    $   --     $   --     $  4.1   $     --     $   49.0
 Write-down of assets...   $   11.7   $    5.6    $   --     $  0.5     $ 18.9   $    4.3     $   41.0
Capital expenditures....   $   69.3   $  287.4    $  7.3     $ 20.4     $   --   $   17.2     $  401.6
Total assets at December
 31, 2001...............   $1,688.0   $1,073.7    $ 46.6     $108.6     $ 65.7   $1,079.8     $4,062.4
                            North       South              Zarafshan-
Year Ended December 31,    American   American              Newmont,  Minahasa,  Corporate
2000                      Operations Operations* Australia Uzbekistan Indonesia  and Other  Consolidated
-----------------------   ---------- ----------- --------- ---------- ---------- ---------  ------------
Sales...................   $1,011.1   $  572.9    $ 31.5     $ 70.2     $120.9   $    2.9     $1,809.5
Interest income.........   $     --   $    3.6    $   --     $   --     $  0.1   $    6.8     $   10.5
Interest expense........   $    0.3   $    5.1    $   --     $  1.7     $   --   $   87.5     $   94.6
Depreciation and
 depletion..............   $  211.2   $   97.1    $  4.4     $ 13.3     $ 25.0   $    8.5     $  359.5
Pre-tax income (loss)
 before minority
 interest, equity loss
 and cumulative effect
 of a change in
 accounting principle...   $   22.7   $  214.8    $ 15.5     $ 23.1     $ 45.5   $ (301.6)    $   20.0
Cumulative effect of a
 change in accounting
 principle..............   $   (5.2)  $   (5.2)   $ (0.1)    $ (2.4)    $ (2.1)  $    2.4     $  (12.6)
Significant non-cash
 items:
 Amortization of
  capitalized mining....   $   95.4   $     --    $   --     $   --     $  7.7   $     --     $  103.1
 Write-down of assets...   $   45.5   $    5.6    $   --     $   --     $   --   $    7.3     $   58.4
Capital expenditures....   $  121.7   $  284.7    $  4.9     $  4.3     $  2.2   $    3.1     $  420.9
Total assets at December
 31, 2000...............   $1,849.7   $  881.7    $ 30.8     $ 97.3     $ 96.8   $  960.5     $3,916.8

--------
*  Not reduced for minority interest

                            North       South              Zarafshan-
Year Ended December 31,    American   American              Newmont,  Minahasa, Corporate
1999                      Operations Operations* Australia Uzbekistan Indonesia and Other Consolidated
-----------------------   ---------- ----------- --------- ---------- --------- --------- ------------
Sales...................   $  865.8    $549.2      $18.5     $ 75.3    $118.3    $    --    $1,627.1
Interest income.........   $     --    $  3.8      $  --     $   --    $  0.1    $  11.5    $   15.4
Interest expense........   $    0.4    $  7.5      $  --     $  2.7    $   --    $  67.1    $   77.7
Depreciation and
 depletion..............   $  168.2    $ 92.4      $ 2.8     $ 11.2    $ 23.0    $   6.2    $  303.8
Pre-tax income (loss)
 before minority
 interest and equity
 loss...................   $   49.0    $184.9      $ 7.3     $ 17.2    $ 58.5    $(257.4)   $   59.5
Significant non-cash
 items:
 Amortization of
  capitalized mining....   $   30.6    $   --      $  --     $   --    $  7.2    $   0.5    $   38.3
 Write-down of assets...   $    3.5    $   --      $  --     $   --    $   --    $  36.0    $   39.5
Capital expenditures....   $   85.0    $133.3      $10.2     $  3.2    $ 10.8    $  27.7    $  270.2
Total assets at December
 31, 1999...............   $1,998.7    $677.8      $36.0     $107.4    $132.6    $ 999.4    $3,951.9

--------
*  Not reduced for minority interest

  Revenues from export and domestic sales, denominated in US dollars, were as follows:

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
                                                            (In millions)
Europe............................................... $1,453.0 $1,446.6 $1,350.8
Canada...............................................    102.1    141.6    124.7
United States........................................      3.5      6.6      5.0
Bolivia..............................................       --     81.1     84.9
Other................................................    107.5    162.2     80.2
                                                      -------- -------- --------
  Total*............................................. $1,666.1 $1,838.1 $1,645.6
                                                      ======== ======== ========

--------
* Excludes $10.0 million and $9.6 million for gold delivery requirements associated with the pre-paid forward sale contract in 2001 and 2000, respectively, and $19.1 million and $18.5 million for put option premium amortization in 2000 and 1999, respectively.

  Long-lived assets in the United States and other countries are as follows:

                                                                At December 31,
                                                               -----------------
                                                                 2001     2000
                                                               -------- --------
                                                                 (in millions)
United States................................................. $1,666.8 $1,806.8
Canada........................................................     98.9    119.2
Indonesia.....................................................    588.1    590.7
Peru..........................................................    837.2    619.5
Bolivia.......................................................     23.4     34.8
Other.........................................................    138.5    133.6
                                                               -------- --------
                                                               $3,352.9 $3,304.6
                                                               ======== ========

  The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous commodity market traders worldwide. In 2001, sales to two customers totaled $816 million and $326 million or 49% and 20% of total sales, respectively. In 2000, sales to one customer totaled $1.1 billion or 62% of total sales. In 1999, sales to two customers totaled $771 million and $531 million or 47% and 32%, respectively.

NOTE 21 COMMITMENTS AND CONTINGENCIES

Environmental Obligations

  The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At Decemer 31, 2001 and 2000, $128.4 million and $108.9 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

  In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $57.3 million and $63.5 million were accrued for such obligations at December 31, 2001 and 2000, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 50% greater or 30% lower than the amount accrued at December 31, 2001. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

  Details about certain of the more significant sites involved are discussed below.

Idarado Mining Company ("Idarado")--80.1% owned

  In July 1992, the Company and Idarado signed a consent decree with the State of Colorado ("State"), which was agreed to by the U.S. District Court of Colorado, to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act."

  Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property is substantially complete. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and the Company have obtained a $5.8 million reclamation bond to secure their potential obligations under the consent decree. In addition, Idarado settled natural resources damages and past and future response costs, and agreed to habitat enhancement work, under the consent decree.

Resurrection Mining Company ("Resurrection")--100% owned

  The Company, Resurrection and other defendants were named in lawsuits filed by the State of Colorado under the Superfund Act in 1983, which were subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in 1986. These proceedings sought to compel the defendants to remediate the impacts of pre-existing, historic mining activities near Leadville, Colorado, which date back to the mid-1800's, and which the government agencies claim are causing substantial environmental problems in the area.

  In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site, and the defendants have collectively implemented those orders by constructing a water treatment plant, which was placed in operation in early 1992. Remaining remedial work for this area primarily consists of water treatment plant operation and continuing environmental monitoring and maintenance activities. The Company and Resurrection are currently responsible for 50 percent of these costs; their share of such costs could increase in the event other defendants become unable to pay their share of such costs.

  The parties also have entered into a consent decree with respect to the remaining areas at the site, which apportions liabilities and responsibilities for these areas. The EPA has approved remedial actions for selected components of Resurrection's portion of the site, which were initiated in 1995. The EPA has not yet selected the final remedy for the site. Accordingly, the Company cannot yet determine the full extent or cost of its share of the remedial action that will be required. The government agencies may also seek to recover for damages to natural resources. In March 1999, the parties entered into a Memorandum of Understanding ("MOU") to facilitate the settlement of natural resources damages claims under CERCLA for the upper Arkansas River Basin. The MOU provides a structure for evaluation of damages and possible restoration activities that may be required if it is concluded such damages have occurred.

Dawn Mining Company LLC ("Dawn")--51% owned

  Dawn previously leased an open-pit uranium mine, currently inactive, on the Spokane Indian Reservation in the State of Washington. The mine site is subject to regulation by agencies of the U.S. Department of Interior (the Bureau of Indian Affairs and the Bureau of Land Management), as well as the EPA. Dawn also owns a nearby uranium millsite facility, located on private land, which is subject to federal and state regulation.

  In 1991, Dawn's mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn's proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under CERCLA, and the EPA has initiated a remedial investigation/feasibility study under CERCLA to determine environmental conditions and remediation options at the site.

  The EPA has asserted that Dawn and the Company are liable for reclamation or remediation work and costs at the mine. Dawn does not have sufficient funds to pay for the reclamation plan it proposed or for any alternate plan, or for any additional remediation work or costs at the mine. The Company will vigorously contest any claims as to its liability. The Company cannot reasonably predict the likelihood or outcome of any future action against Dawn or the Company arising from this matter.

  In late 1999, Dawn initiated state approval for a revised mill closure plan that, if implemented, would expedite the reclamation process at the mill. The State of Washington has approved this revised plan. The currently approved plan for the mill is secured by a $14.1 million bond, which is guaranteed by the Company.

San Luis, Colorado--100% owned

  The San Luis open-pit gold mine in southern Colorado was operated by a subsidiary of Battle Mountain and ceased operations in November 1996. Since then, substantial closure and reclamation work has been performed. In August 1999, the Colorado Department of Public Health and Environment ("CDPHE") issued a notice of violation of the Water Quality Control Act, and in October 1999 amended the notice to authorize operation of a water treatment facility and the discharge of treated water. Battle Mountain has made all submittals required by the CDPHE notice and has conducted the required response activities. Battle Mountain negotiated a settlement with CDPHE resolving alleged violations, which became effective September 1, 2000. In October 2000, the CDPHE received an "Application for Reconsideration of Order for Civil Penalty," filed by project opponents, seeking to appeal the terms of the settlement. The application was denied by CDPHE. Project opponents have filed a judicial appeal in the District Court for Costilla County, Colorado, naming the CDPHE as defendant. Battle Mountain has intervened in the appeal to protect its interests in the settlement. The Company cannot reasonably predict the likelihood or outcome of this or any future action against Battle Mountain or the Company relating to this site.

Guarantee of Third Party Indebtedness

  The Company guaranteed a former subsidiary's $35.7 million Pollution Control Revenue Bonds, due 2009. The former subsidiary is BHP Copper Inc., formerly known as Magma Copper Company. It is expected that the Company will be required to remain liable on this guarantee as long as the bonds remain outstanding; however, the Company has not been required to pay any of these amounts, nor does it expect to have to pay any in the future.

Other Commitments and Contingencies

  In June 2000, a transport contractor of Minera Yanacocha spilled approximately 151 kilograms of mercury near the town of Choropampa, Peru, which is located 53 miles southwest of the mine. Mercury is a byproduct of gold mining and was sold to a Lima firm for use in medical instrumentation and industrial applications. A comprehensive health and environmental remediation program was undertaken by Minera Yanacocha. In August 2000, Minera Yanacocha paid under protest a fine of 1,740,000 soles (approximately US$500,000) to the Peruvian government. Minera Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. In addition, it has entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident.

  On September 10, 2001, Minera Yanacocha, various wholly-owned subsidiaries of the Company, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the mercury spill incident.

  Estimated costs of $10 million for public works, remediation efforts, personal compensation and the fine were included in Other expense in 2000. Neither the Company nor Minera Yanacocha can reasonably predict the likelihood of any additional expenditures related to this matter.

  In a 1993 asset exchange, a wholly-owned subsidiary transferred a coal lease under which the subsidiary had collected advance royalty payments totaling $484 million. From 1994 to 2018, remaining advance payments under the lease to the transferee total $390 million. In the event of title failure as stated in the lease, this subsidiary has a primary obligation to refund previously collected payments and has a secondary obligation to refund any of the $390 million collected by the transferee, if the transferee fails to meet its refund obligation. The subsidiary has no direct liability to the lessor and has title insurance on the leased coal deposits of $240 million covering the secondary obligation. The Company and the subsidiary regard the circumstances entitling the lessor to a refund as remote. The Company has agreed to maintain the subsidiary's net worth at $108 million until July 1, 2025.

  The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements.

  At December 31, 2001, there were $131.8 million of outstanding letters of credit and surety bonds primarily for bonding reclamation plans and reinsurance agreements. The surety bonds and letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

  NMC is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions in any pending or threatened proceeding or that amounts which may be required to be paid by reason thereof will have a material adverse effect on the Company's financial condition or results of operations.

NOTE 22 UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

  The following is a summary of selected quarterly financial information (in millions except per share amounts):

                                                    2001
                          -----------------------------------------------------------
                                       Three Months Ended
                          ----------------------------------------------
                                                                          Year Ended
                          March 31,  June 30,    September 30, December 31, December 31,
                          ---------  -------  ------------- ------------ ------------
Sales...................  $  424.1   $ 362.4     $ 424.4      $ 445.2      $1,656.1
Gross profit(/1/)(/2/)..  $   81.1   $  31.0     $  71.1      $  79.9      $  263.1
Net income (loss)
 applicable to common
 shares.................  $  (39.2)  $ (33.4)    $  21.6      $  20.2      $  (30.8)
Net income (loss) per
 common share, basic and
 diluted ...............  $ ( 0.20)  $ (0.17)    $  0.11      $  0.10      $  (0.16)
Basic weighted average
 shares outstanding.....     192.6     195.6       195.9        196.1         195.1
Dividends declared per
 NMC common share.......  $   0.03   $  0.03     $  0.03      $  0.03      $   0.12
Closing price of NMC
 common stock...........  $  16.12   $ 18.61     $ 23.60      $ 19.11      $  19.11
                                                    2000
                          -----------------------------------------------------------
                                       Three Months Ended
                          ----------------------------------------------
                                                                          Year Ended
                          March 31,  June 30,    September 30, December 31, December 31,
                          ---------  -------  ------------- ------------ ------------
Sales...................  $  453.2   $ 411.1     $ 419.4      $ 525.8      $1,809.5
Gross profit(/1/).......  $  105.8   $  87.3     $  74.4      $ 117.0      $  384.5
Net income (loss) before
 cumulative effect of a
 change in accounting
 principle applicable to
 common
 shares(/3/)(/4/).......  $    6.1   $ (25.9)    $(36.5)      $ (33.5)     $  (89.8)
Net loss applicable to
 common shares..........  $   (6.5)  $ (25.8)    $ (36.5)     $ (33.5)     $ (102.3)
Net income (loss) before
 cumulative effect of a
 change in accounting
 principle per common
 share, basic and
 diluted................  $   0.03   $ (0.13)    $ (0.19)     $ (0.18)     $  (0.47)
Net loss per common
 share, basic and
 Diluted ...............  $  (0.03)  $ (0.13)    $ (0.19)     $ (0.18)     $  (0.53)
Basic weighted average
 shares outstanding.....     191.9     192.0       192.2        192.8         192.2
Dividends declared per
 NMC common share.......  $   0.03   $  0.03     $  0.03      $  0.03      $   0.12
Closing price of NMC
 common stock...........  $  22.44   $ 21.63     $ 17.00      $ 17.06      $  17.06

--------
(1) Sales less costs applicable to sales, and depreciation and depletion.

(2) Included an after-tax charge of $43.7 million for merger and restructuring expenses in the quarter ended March 31 and an after-tax impairment charge of $26.7 million in the quarter ended December 31.

(3) In the quarter ended December 31, 2000, the Company changed its method of accounting for revenue recognition, as described in Note 18. The accounting principle was applied retroactively to January 1, 2000, and 2000 quarterly information was restated.

(4) Included an after-tax charge of $0.4 million, none, $1.4 million and $1.3 million in the quarters ended March 31, June 30, September 30 and December 31, respectively, for expenses related to the change in accounting principle and an after-tax impairment charge of $21.3 million, in the quarter ended December 31.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges was 0.9, 1.4, 0.5, (5.2), and 1.9 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Earnings in 2001, 1999 and 1998 were inadequate to cover fixed charges, with deficiencies of $14 million, $51 million and $706 million, respectively. The Company guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information is in the Market Conditions and Risks Section of Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations commencing on page 38 above, and Notes 2 and 9 of Item 7, commencing on page 59 and 70 respectively are incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information in the Notes of Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 57 above, are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements with Arthur Andersen LLP, Newmont's independent public accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning Newmont's directors will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Newmont's executive officers is set forth under Item 4A in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)The following documents are filed as a part of this report:

Financial Statements

  The financial statements, together with the report thereon of Arthur Andersen LLP dated February 5, 2002, are included as part of Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 36 above.

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................   *
Statements of Consolidated Income..........................................   *
Consolidated Balance Sheets................................................   *
Statements of Consolidated Changes in Stockholders' Equity.................   *
Statements of Consolidated Cash Flows......................................   *
Notes to Consolidated Financial Statements.................................   *

--------
*  See Item 7.

Financial Statement Schedules

                                                                            Page
                                                                            ----
Financial Statements of Nusa Tenggara Partnership, V. O. F................. NT-1

Exhibits

  Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b) A report was filed on Form 8-K Item 5 on November 14, 2001, with respect to the solicitation of proxies for Normandy and Franco-Nevada acquisitions. The November 14, 2001, Form 8-K was amended via a Form 8-K/A
    Item 5 on November 16, 2001. On November 27, 2001, a report was filed on Form 8-K Item 5 with respect to filing The Plan of Arrangement between Franco-Nevada and Newmont.

                        NUSA TENGGARA PARTNERSHIP V.O.F.

     STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (Amounts in thousands of United States dollars)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    2001      2000     1999
                                                  --------  --------  -------
Sales and other income
  Copper sales................................... $447,291  $431,325  $15,213
  Interest and other.............................    1,134       568       11
                                                  --------  --------  -------
                                                   448,425   431,893   15,224
                                                  --------  --------  -------
Costs and expenses
  Costs applicable to sales......................  252,027   321,501   15,618
  Depreciation and depletion.....................  104,580    85,319    9,310
  Exploration....................................      255       768       24
  Interest expense, net of amounts capitalized...   89,013    98,302   11,967
  Other..........................................      405        33   14,130
                                                  --------  --------  -------
                                                   446,280   505,923   51,049
                                                  --------  --------  -------
Net income (loss) before tax and cumulative
 effect of a change in
 accounting principle............................    2,145   (74,030) (35,825)
Income tax benefit...............................    7,207     3,269   47,671
                                                  --------  --------  -------
Net income (loss) before cumulative effect of a
 change in accounting principle..................    9,352   (70,761)  11,846
Cumulative effect of a change in accounting
 principle, net..................................      (27)       --       --
                                                  --------  --------  -------
Net income (loss)................................ $  9,325  $(70,761) $11,846
                                                  ========  ========  =======
Other comprehensive income (loss)................   (2,340)       --       --
                                                  --------  --------  -------
Comprehensive income (loss)...................... $  6,985  $(70,761) $11,846
                                                  ========  ========  =======






   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F

                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands of United States dollars)

                                                           At December 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
                        ASSETS

Cash and cash equivalents.............................. $    7,184  $   10,395
Accounts receivable from affiliates....................        242         100
Metal sales receivables................................     38,515      53,529
Value added taxes receivable...........................     18,474      52,638
Inventories............................................     94,693      86,251
Other..................................................      5,615       6,098
                                                        ----------  ----------
  Current assets.......................................    164,723     209,011
Ore inventory..........................................    136,410      57,116
Property, plant and mine development--net..............  1,921,568   2,020,386
Debt issuance costs....................................     36,304      21,360
Deferred income tax assets.............................     67,975      57,098
Other..................................................        484         100
                                                        ----------  ----------
  Total assets......................................... $2,327,464  $2,365,071
                                                        ==========  ==========




                      LIABILITIES

Current portion of long-term debt...................... $   86,732  $   86,732
Related party debt and interest........................    254,891     268,469
Working capital loan and accrued interest to
 affiliates............................................         --      15,035
Accounts payable and accrued expenses..................    109,248     113,612
Accounts payable--affiliates (see Note 12).............     89,159      72,636
Deferred revenue.......................................         --       6,587
Taxes payable..........................................      3,477       5,620
                                                        ----------  ----------
  Current liabilities..................................    543,507     568,691
Long-term debt.........................................    849,039     913,268
Reclamation liabilities................................      5,758       2,013
                                                        ----------  ----------
  Total liabilities....................................  1,398,304   1,483,972
                                                        ----------  ----------
Commitments and contingencies (see Notes 2, 12, 13 and
 14)


                   PARTNERS' EQUITY

Capital account--Newmont Indonesia Limited ("NIL").....    523,968     495,618
Capital account--Nusa Tenggara Mining Corporation
 ("NTMC")..............................................    407,532     385,481
Accumulated other comprehensive loss...................     (2,340)         --
                                                        ----------  ----------
  Total partners' equity...............................    929,160     881,099
                                                        ----------  ----------
  Total liabilities and partners' equity............... $2,327,464  $2,365,071
                                                        ==========  ==========





   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.

             STATEMENTS OF CONSOLIDATED CHANGES IN PARTNERS' EQUITY
                (Amounts in thousands of United States dollars)

                                                    NIL       NTMC
                                                   56.25%    43.75%    Total
                                                  --------  --------  --------
Balance at December 31, 1998....................  $417,312  $324,576  $741,888

Cash contributions..............................    51,566    40,106    91,672
Net income......................................     6,663     5,183    11,846
                                                  --------  --------  --------
Balance at December 31, 1999....................   475,541   369,865   845,406
Cash contributions..............................    59,880    46,574   106,454
Net loss........................................   (39,803)  (30,958)  (70,761)
                                                  --------  --------  --------
Balance at December 31, 2000....................   495,618   385,481   881,099

Cash contributions..............................     8,989     6,991    15,980
Return of capital...............................      (124)      (96)     (220)
Amounts transferred to equity related to accrued
 interest.......................................    14,240    11,076    25,316
Net income......................................     5,245     4,080     9,325
                                                  --------  --------  --------
Balance at December 31, 2001....................  $523,968  $407,532  $931,500
                                                  ========  ========  ========






   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                (Amounts in thousands of United States dollars)

                                                 Years Ended December 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
Operating Activities
  Net income (loss)........................... $   9,325  $ (70,761) $  11,846
  Adjustments to reconcile net income (loss)
   to net cash provided by
   (used in) operating activities:
    Depreciation and depletion................   104,580     85,319      9,310
    Amortization of debt issuance costs.......     6,198      4,023        163
    Amortization of capitalized mining costs..    43,628     21,619         --
    Deferred tax benefit......................    (9,530)    (6,360)   (50,738)
    Decrease (increase) in operating assets:
      Accounts and other receivables..........     8,202    (60,770)    (2,155)
      Inventories.............................   (84,919)   (57,803)  (100,980)
      Other assets............................     6,642          2        177
    Increase in operating liabilities:
      Accounts payable........................     3,144     69,213     86,264
      Other liabilities.......................     3,032      2,439     13,725
                                               ---------  ---------  ---------
Net cash provided by (used in) operating
 activities...................................    90,302    (13,079)   (32,388)
                                               ---------  ---------  ---------
Investing Activities
  Value added taxes...........................    40,834     54,317    (35,928)
  Additions to property, plant and mine
   development................................   (49,391)  (212,349)  (576,067)
                                               ---------  ---------  ---------
Net cash used in investing activities.........    (8,557)  (158,032)  (611,995)
                                               ---------  ---------  ---------
Financing Activities
  Equity contributions from Newmont Indonesia
   Limited....................................     8,989     59,880     51,566
  Equity contributions from Nusa Tenggara
   Mining Corporation.........................     6,991     46,574     40,106
  Amounts returned to Newmont Indonesia
   Limited....................................      (124)        --         --
  Amounts returned to Nusa Tenggara Mining
   Corporation................................       (96)        --         --
  Proceeds from long-term debt................   426,250         --    360,000
  Repayment of senior debt....................  (490,479)        --         --
  Senior debt reserve account.................      (345)        --         --
  Proceeds from Partners (NIL & NTMC).........        --     56,747    191,827
  Proceeds from working capital loan from
   affiliates.................................        --     35,000         --
  Repayment of working capital loan to
   affiliates.................................   (15,000)   (20,000)        --
  Debt issuance costs.........................   (21,142)      (102)    (1,403)
                                               ---------  ---------  ---------
Net cash provided by (used in) financing
 activities...................................   (84,956)   178,099    642,096
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    (3,211)     6,988     (2,287)
Cash and cash equivalents at beginning of
 year.........................................    10,395      3,407      5,694
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $   7,184  $  10,395  $   3,407
                                               =========  =========  =========





   The accompanying notes are an integral part of these financial statements.

                       NUSA TENGARRA PARTNERSHIP V.O.F.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 GENERAL

  Nusa Tenggara Partnership V.O.F. ("NTP" or the "Partnership") is a general partnership organized under the laws of The Netherlands. NTP is 56.25%-owned by Newmont Indonesia Limited ("NIL"), a subsidiary of Newmont Mining Corporation ("NMC"), both Delaware, U.S.A. corporations, and 43.75%-owned by Nusa Tenggara Mining Corporation ("NTMC"), a Japanese corporation owned by Sumitomo Corporation ("Sumitomo") (74.3%), Sumitomo Metal Mining Co., Ltd. (14.3%), Mitsubishi Materials Corporation (7.1%) and Furukawa Co., Ltd. (4.3%). Both NMC and Sumitomo have significant participating rights in the NTP business and unanimous approval is needed for various NTP decisions.

  NTP was formed to develop and mine the Batu Hijau copper/gold deposit located in Sumbawa, Nusa Tenggara Barat, Indonesia. Proven and probable reserves totaled 9.7 billion (unaudited) and 10.0 billion (unaudited) pounds of copper and 10.9 million (unaudited) and 11.7 million (unaudited) ounces of gold, at December 31, 2001 and 2000, respectively. Operations commenced in the fourth quarter of 1999, with initial sales of concentrate in December 1999. Copper sales totaled 639.9 million and 523.0 million pounds and gold sales totaled 524,700 ounces and 317,100 ounces for 2001 and 2000, respectively. The cost for the initial development of the open-pit mine, mill and infrastructure, including employee housing, a port, electrical generation facilities, interest during construction and working capital was approximately US$1.83 billion.

  NTP holds an 80% interest in P.T. Newmont Nusa Tenggara ("PTNNT"), an Indonesian corporation that holds the Contract of Work ("COW") issued by the Indonesian government, granting PTNNT sole rights to develop the Batu Hijau mine. The remaining 20% interest in PTNNT is held by P.T. Pukuafu Indah ("PTPI"), an unrelated Indonesian company. PTPI's interest is a "carried interest" such that at the request of PTPI, NTP funds PTPI's share of capital contributions to PTNNT. Contributions made on behalf of PTPI are recoverable by NTP from 70% of PTPI's share of future dividends from PTNNT. (See Note 9)

  Substantially all Partnership transactions relate to its 80% interest in PTNNT. Certain NTP and PTNNT actions and transactions require unanimous approval of NTP partners.

  Copper and gold mining requires the use of specialized facilities and technology. PTNNT relies heavily on such facilities to reach and maintain its production levels. Also, the cash flow and profitability of PTNNT's operations are significantly affected by market prices of copper and gold. Such commodity prices fluctuate widely and are affected by numerous factors beyond PTNNT's control.

  Over the past five years, Indonesia has experienced significant fluctuations of its currency, the Rupiah. The country also faces political and social challenges. NTP's cost and debt structure is primarily U.S. dollar-denominated. To the extent that there are fluctuations in the Rupiah, its devaluation is generally economically neutral or beneficial to NTP since local salaries and supply contracts will decrease against the U.S. dollar. Excluding certain tax receivables described in Note 2, PTNNT activities have not been materially affected by the economic, social and political situation in Indonesia, primarily because they are located in a remote location.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements

  The financial statements have been prepared using generally accepted accounting principles of the United States ("U.S. GAAP").

Principles of Consolidation

  The financial statements reflect the consolidated financial position and the results of operations of NTP and PTNNT. Because PTPI's interest in PTNNT is a "carried interest", PTNNT is consolidated on a 100% basis with no minority interest as PTPI has not earned into its 20% interest. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Transactions and Balances

  NTP maintains its accounting records in U.S. dollars ("USD" or "US$"). The USD is the functional currency of NTP. Transactions in other currencies are recorded in USD based on exchange rates prevailing at the time of such transactions. Monetary assets and liabilities denominated in other currencies are translated into USD at exchange rates prevailing at the balance sheet dates, and any resulting gains or losses are reflected in current earnings.

Cash and Cash Equivalents

  Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are primarily invested in money market accounts.

Taxes Receivable

  Value added taxes ("VAT") are paid on the PTNNT's purchases of goods and services. Commencing January 1, 2001, VAT paid during each month is fully refundable without restriction. VAT payments and refunds are local currency transactions and consequently, are subject to fluctuations in the exchange rate between the local currency and the US$. Provisions are made to adjust the value of the VAT receivable to its estimated recoverable value as of the balance sheet date.

Inventories

  Current and non-current ore inventory and concentrate inventory are stated at the lower of average cost or net realizable market value. Included in the valuation of these inventories is all direct cost associated with the mining of the ore as well as an allocable portion of mine support costs. The carrying value for concentrate inventory also includes related processing costs. Depreciation and depletion costs are not included in the inventory valuation. Materials and supplies inventories are valued at cost including tax and inland freight.

Property, Plant and Mine Development

  Expenditures for new facilities or expenditures that extend the useful lives of existing facilities are capitalized and depreciated over the estimated productive lives of the facilities. Depreciation for mining and milling life-of-mine assets is determined using the unit-of-production method based on estimated life-of-mine tonnage. Other assets are depreciated on a straight-line basis over the estimated productive lives, ranging from 3 to 20 years but do not exceed mine life based on proven and probable reserves.

  The excess of the agreed fair value of the assets contributed to NTP when it was initially funded over the historical cost basis was recorded as deferred mineral rights. Such costs are amortized by the unit-of-production method during the production life-of-mine.

  Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, future costs to be incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs, and estimated future development costs, are amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves. Ongoing development expenditures to maintain production are charged to operations as incurred.

  Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

  Gains or losses from normal sales or retirements of assets are included in other income.

Asset Impairment

  The Partnership reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds its fair value. Fair value is generally determined using estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable pounds and ounces, metal prices (considering current and historical prices, price trends and related factors), production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flow from other asset groups. The assets related to the Batu Hijau mine are used in the computation. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and actual market conditions and/or the Partnership's performance could have a material effect on the Partnership's financial position and results of operations.

  In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that established a single accounting model, based on the framework of SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"), for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2001 and there was no impact upon adoption.

Debt Issuance Costs

  Costs incurred to arrange and refinance the third party senior debt for development of PTNNT's Batu Hijau mine, including financial advisory fees, legal fees, loan origination and commitment fees, accounting and tax advisory services, etc., were capitalized as deferred debt issuance costs. Such costs are amortized over the term of the loan which started at the beginning of commercial production using the effective interest method. Amortization of debt issuance costs is included as a component of interest expense.

Revenue Recognition

  Copper sales are recognized when the title of the concentrates is transferred to the buyer which coincides with the transfer of the risk of loss that passes to the buyer when the concentrates are moved over the vessel's rail at the Port. Certain conditions are met prior to recognizing revenue. Such conditions are (1) loading of concentrates, (2) issuance of an initial assays and weight certificate and, (3) issuance of provisional invoice. Concentrate sales are recorded based on 100% of a provisional sales price that is in accordance with terms specified in customer contracts. Factors entering into the calculation of the provisional sales price are (1) metals prices, pursuant to the terms of related contracts, calculated using the price from the second calendar week prior to shipment and based on London Metals Exchange prices and (2) treatment and refining charges. In accordance with contract terms, 90% of the revenue is collected within three business days after concentrate arrives at the smelter. The balance is received at final settlement and is based on the average copper price in the third month after the month of arrival. Until final settlement occurs, adjustments to the provisional sales price are made to take into account metal price changes, based upon month-end market prices, and metal quantity upon receipt of the final assay and weight certificate, if different from the initial certificate. Final delivery to purchasers in Japan,

Korea, Australia and China takes approximately 14 days and to purchasers in Europe approximately 30 days. Over the three-year period presented, the maximum average price adjustment was 4% for copper and 3% for gold. Risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement.

Deferred Revenue

  Cash has been received by NTP on certain concentrates prior to shipment. Proceeds received from such advance sales are recorded as deferred revenue and are recognized in income when shipped.

Mining Costs

  Due to the diverse grade and waste-to-ore ratios over the mine life, mining costs are capitalized or deferred and are charged to operations on the basis of the average life-of-mine grade and waste-to-ore ratios per equivalent unit of copper recovered.

Reclamation Costs

  Estimated future reclamation costs are based principally on legal and regulatory requirements. Such costs are accrued and charged over the expected operating life of the mine using the unit-of-production method.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted on January 1, 2003, when NTP will record the estimated present value of reclamation liabilities and increase the carrying amount of the related asset. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. NTP is in the process of quantifying the effect of adoption.

Income Taxes

  PTNNT accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of its assets and liabilities and the related income tax basis of such assets and liabilities. This method generates a net deferred income tax asset or net deferred income tax liability as of the end of the year, as measured by the statutory tax rates in effect as enacted. PTNNT derives its deferred income tax benefit or charge by recording the change in the net deferred income tax asset or net deferred income tax liability balance for the year.

  PTNNT's deferred income tax assets include certain future tax benefits. PTNNT records a valuation allowance against any portion of those deferred income tax assets that it believes may more likely than not fail to be realized.

  NTP is not subject to income taxes. The taxable income or loss of the Partnership, which may vary substantially from income or loss reported for financial reporting purposes, is passed through to NTP partners. NTP is subject to withholding taxes on certain payments made from Indonesia. Such withholding taxes are included in Income tax benefit.

Derivative Instruments

  PTNNT does not acquire, hold or issue financial instruments for trading or speculative purposes. Financial instruments are used to manage certain market risks resulting from fluctuations in commodity prices (mainly copper and diesel fuel) and foreign currency exchange rates. Copper is an internationally traded commodity, and its prices are effectively determined by the London Metals Exchange ("LME"). On a limited basis, PTNNT hedges sales commitments by entering into copper swap contracts. Swap contracts are settled at the LME average monthly price in accordance with the terms of the contracts. Currently, PTNNT has put in place derivative instruments against the Australian dollar and some of its diesel purchases. These derivative instruments on the Australian dollar relate to Australian denominated purchases. During 2001, PTNNT also hedged the Rupiah to protect certain VAT receivables.

  Effective January 1, 2001, NTP adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," that requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments were recorded in either Other comprehensive income (loss) or Net income (loss), depending on the nature of the instrument. NTP made no substantive changes to its risk management strategy as a result of adopting SFAS No. 133. Derivative documentation policies were revised as necessary to comply with the new standard. Upon the adoption of SFAS No. 133 on January 1, 2001, $27 thousand was recorded as Cumulative effect of a change in accounting principle, net for an Australian currency exchange contract that was not designated a cash flow hedge. In addition, upon adoption, an asset of US$357 thousand was recorded for the fair value of copper swap contracts that qualify as cash flow hedges, with an offsetting benefit of US$232 thousand to Other comprehensive income
(loss), net of US$125 thousand in Deferred income tax assets.

Comprehensive Income

  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Partnership had no comprehensive income items prior to 2001. In 2001, the US$2.3 million Other comprehensive income (loss) represents the change in the fair value of derivative instruments that qualify as cash flow hedges.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

Reclassifications

  Certain amounts in prior years have been reclassified to conform to the 2001 presentation.

NOTE 3 INITIAL FUNDING OF THE PARTNERSHIP

  The Partnership agreement, executed on July 2, 1996, provided for initial contributions from its partners. The date of such contributions (referred to as the "Initial Funding Date") was June 10, 1997. NIL contributed its 80% interest in PTNNT in exchange for a 56.25% interest in NTP. NIL also contributed rights to its shareholder loan receivable of US$77.2 million and a PTPI loan receivable of US$2.2 million. The agreed upon value of NIL's initial contributions was US$306.2 million. NTMC contributed approximately US$164 million, as defined in the agreement, in exchange for a 43.75% interest in NTP. NTMC and NIL contributed proportionately 43.75% and 56.25%, respectively, after the US$164 million was paid.

  PTNNT's losses up to the Initial Funding Date, of US$41.4 million were allocated to the capital accounts of NIL and NTMC in proportion to their respective Partnership interests.

NOTE 4 INVENTORIES

                                                                At December 31,
                                                                ----------------
                                                                  2001    2000
                                                                -------- -------
                                                                (in thousands of
                                                                      US$)
   Current:
   Ore inventory..............................................  $  8,007 $ 6,932
   Concentrate inventory......................................     1,431   3,090
   Materials and supplies.....................................    85,255  76,229
                                                                -------- -------
   Total inventories..........................................  $ 94,693 $86,251
                                                                ======== =======
   Non-Current:
   Ore inventory..............................................  $136,410 $57,116
                                                                ======== =======

NOTE 5 PROPERTY, PLANT AND MINE DEVELOPMENT

                                                            At December 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
                                                         (in thousands of US$)
   Deferred mineral rights.............................  $  219,509  $  219,509
   Machinery and equipment.............................   1,316,319      98,684
   Buildings and infrastructure........................     445,887   1,488,244
   Mine development....................................     157,102     157,102
   Construction-in-progress............................      45,362     174,363
                                                         ----------  ----------
                                                          2,184,179   2,137,902
   Accumulated depreciation and depletion..............    (213,239)   (108,659)
   Capitalized (deferred) mining costs.................     (49,372)     (8,857)
                                                         ----------  ----------
   Property, plant and mine development--net...........  $1,921,568  $2,020,386
                                                         ==========  ==========

NOTE 6 ACCOUNTS PAYABLE--AFFILIATES

                                                                At December 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
                                                                 (in thousands
                                                                    of US$)
   Technology and Know How Agreement Royalties--NTL...........  $46,641 $37,222
   Technology and Know How Agreement Royalties--Sumitomo......   36,276  28,951
   Consulting Services Agreement--NISL........................      524   1,687
   Payroll Agency Agreements--NIIL and NGELP..................    4,667   3,979
   Consulting Services Agreement--NPN.........................    1,047     894
   Other......................................................        4     (97)
                                                                ------- -------
   Total......................................................  $89,159 $72,636
                                                                ======= =======

NOTE 7 INCOME TAXES

  NTP's Indonesian income tax benefit consisted of:

                                                     Years Ended December 31,
                                                     --------------------------
                                                      2001     2000      1999
                                                     -------  -------  --------
                                                      (in thousands of US$)
   Current.........................................  $ 2,323  $ 3,091  $  3,067
   Deferred........................................   (9,530)  (6,360)  (50,738)
                                                     -------  -------  --------
   Total benefit...................................  $(7,207) $(3,269) $(47,671)
                                                     =======  =======  ========

  NTP's income tax benefit differed from the amounts computed by applying the COW corporate income tax statutory rate for PTNNT for the following reasons:

                                                  Years Ended December 31,
                                                  ---------------------------
                                                   2001      2000      1999
                                                  -------  --------  --------
                                                    (in thousands of US$)
   Indonesian corporate income tax benefit at
    COW rate....................................  $(9,011) $(36,752) $(14,162)
   Valuation allowance on deferred tax assets...   (3,235)      286   (36,576)
   Non-deductible interest expense..............       --    27,221        --
   Other........................................    2,716     2,885        --
                                                  -------  --------  --------
   Income tax benefit...........................   (9,530)   (6,360)  (50,738)
   Income withholding tax.......................    2,323     3,091     3,067
                                                  -------  --------  --------
   Total benefit................................  $(7,207) $ (3,269) $(47,671)
                                                  =======  ========  ========

  Other comprehensive income (loss) is net of $1.3 million of deferred income taxes which is not reflected above.

  Components of NTP's net deferred income tax assets are as follows:

                                                             At December 31,
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
                                                            (in thousands of
                                                                  US$)
   Deferred tax assets:
     Net operating loss carry-forward....................  $ 254,537  $ 149,218
     Capitalized start-up costs..........................     15,773     18,586
     Capitalized mining costs............................     17,280      3,100
     Exploration costs...................................      9,145     11,806
     Capitalized interest................................         --      1,168
     Reclamation.........................................      1,759         --
     Other...............................................      2,125      2,743
                                                           ---------  ---------
   Gross deferred tax assets:............................    300,619    186,621
     Valuation allowance for deferred tax assets.........     (2,428)    (5,663)
                                                           ---------  ---------
   Net deferred tax assets...............................    298,191    180,958
                                                           ---------  ---------
   Deferred tax liabilities:
     Depreciation........................................   (206,771)  (115,904)
     Inventories.........................................    (10,125)    (5,598)
     Capitalized Interest................................    (13,320)        --
     Other...............................................         --     (2,358)
                                                           ---------  ---------
   Deferred tax liabilities..............................   (230,216)  (123,860)
                                                           ---------  ---------
   Net deferred tax assets...............................  $  67,975  $  57,098
                                                           =========  =========

  Primarily based on estimates of future sources of taxable income, NTP believes that it, more likely than not, will utilize US$298.2 million of the US$300.6 million of deferred income tax assets at December 31, 2001.

NOTE 8 DEBT

 Senior Debt

  On July 30, 1997, PTNNT entered into a US$1.0 billion project financing facility for the Batu Hijau project ("Senior Debt"). US$913.2 million and US$1.0 billion were outstanding as of December 31, 2001 and 2000, respectively. The Senior Debt includes commitments from three export-credit agencies with participation by various commercial banks. The completion tests associated with this debt were satisfied during the fourth quarter of 2000 making the Senior Debt non-recourse to NMC and Sumitomo. The assets of PTNNT secure the debt. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

  Repayment of borrowings under the Senior Debt are in semi-annual installments of US$43.4 million from May 2001 through November 2010 and the first repayment occurred on May 15, 2001. The semi-annual installments will be reduced to US$22.1 million from May 2011 through November 2013. The interest rate is based on blended fixed and floating rates and at current market rates on December 31, 2001, the weighted average interest rate would be approximately LIBOR plus 1.2%. The weighted average interest rates were 6.8%, 6.6% and 6.4 % during 2001, 2000 and 1999, respectively, and the interest rates were 5.0% and 7.0% at December 31, 2001 and 2000, respectively.

  The Chase Manhattan Bank ("Chase") portion of the Senior Debt was refinanced in May 2001. US$403.75 million was borrowed from Export-Import Bank of the United States ("US Exim") and the Chase tranche of the Senior Debt was repaid in full.

  Senior Debt covenants, conditions, warranties and representations include among others:

  Limitation on Indebtedness--PTNNT shall not incur any indebtedness, other than the US$1 billion Senior Debt, except for "Permitted Indebtedness", which includes the unsecured debt from Chase, subordinated debt from NTP, sponsor loans and second sponsor loans discussed below, unsecured working capital debt with maturity not in excess of one year and not exceeding US$35 million, and other indebtedness with aggregate principal not to exceed US$5 million at any one time.

  "Restricted Payments"--Restricted Payments include dividends or return of capital and payment of principal or interest on subordinated loans to NTP, its partners or their affiliates. Restricted Payments can be made provided certain conditions and financial ratios are met. No restricted payments have been made to date.

 Chase

  On May 14, 2001, PTNNT borrowed US$22.5 million to fund a credit financing fee for the Senior Debt transaction with US Exim as described above. This borrowing is unsecured and is due in May 2005. The loan maturity can be extended to May 2006 provided certain covenants and debt service coverage ratios are met. The interest rate is based on the semi-annual LIBOR rate, and the weighted average interest rate would be approximately LIBOR plus 2%. The weighted average interest rate was 5.7% during 2001, and at December 31, 2001, the interest rate was 4.0%.

  Scheduled minimum long-term third party debt repayments are US$86.7 million in 2002, US$86.7 million in 2003, US$86.7 million in 2004, US$109.2 million in 2005, US$86.7 million in 2006 and US$479.8 million thereafter.

 Loans and Accrued Interest To Partners

  In 1999, PTNNT entered into separate shareholder subordinated loan agreements with NIL and NTMC ("Sponsor Loans") under which US$195.6 million of principal and US$5.0 million and US$16.5 million of accrued interest were outstanding at December 31, 2001 and 2000, respectively. US$ 20.8 million of the accrued interest was converted to Partners' equity during 2001. Borrowings under Sponsor Loans are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms. The interest rate is based on the annual SIBOR rate and the interest rate on any unpaid interest is based on the annual SIBOR rate plus 1%. The weighted average interest rates during 2001 and 2000 were 5.1% and 6.8% and at December 31, 2001 and 2000 were 2.0% and 6.2%, respectively. Payments of Sponsor Loan principal and interest are Restricted Payments under provisions of the Senior Debt.

  On January 5, 2000, PTNNT entered into separate shareholder subordinated loan agreements ("Second Sponsor Loans") with NIL and NTMC under which US$53 million of principal and US$1.3 million and US$3.4 million interest were outstanding at December 31, 2001 and 2000, respectively. US$4.5 million of the accrued interest was converted to Partners' equity during 2001. The terms of the Second Sponsor Loans are similar to the Sponsor Loans described above where; (i) borrowings are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms, (ii) interest rates are based on the annual SIBOR rate for principal and the annual SIBOR rate plus 1% for unpaid accrued interest and (iii) loan repayments and interest are Restricted Payments under provisions of the Senior Debt. The weighted average interest rate during 2001 and 2000 was 4.7% and 6.8%, respectively, and at December 31, 2001 and 2000 the interest rates were 2.0% and 6.2%, respectively.

  On June 27, 2000, PTNNT entered into a working capital loan agreement with NMC and Sumitomo Corporation Capital Asia Pte. Ltd. The loan totaled US$35 million and repayments of principal and interest are not considered Restricted Payments under terms of the Senior Debt discussed above. The balances at December 31, 2000 and 2001 were $15 million and zero, respectively. The period of the loan is for a one, two or three month period at the option of PTNNT. The final maturity date was extended to June 26, 2002. The interest rate is based on the three-month SIBOR plus 2%. However, if any principal amount is not paid by the due date, the interest rate is based on the three-month SIBOR plus 4%. The weighted average interest rate during 2001 and 2000 was 7.1% and 8.7%, respectively, and at December 31, 2000 the interest rate was 7.4%. It is expected this facility will be renewed in 2002.

 Capitalized Interest

  Capitalized interest was US$0.1 million, US$2.1 million and US$35.8 million in 2001, 2000 and 1999, respectively.

NOTE 9 PTPI CARRIED INTEREST IN PTNNT

  As described in Note 1, PTPI owns a 20% carried interest in PTNNT. PTNNT's total paid-in capital was US$639.4 million and US$283.7 million at December 31, 2001 and 2000, respectively. PTPI's share of such capital was funded with loans from NIL and NTMC, through NTP, and totaled US$127.9 million and US$56.7 million at December 31, 2001 and 2000, respectively. These loans are subject to interest at the six-month SIBOR plus two percent. PTPI agreed to assign 70% of its rights to dividends from PTNNT to repay such loans, including interest, pursuant to an Acknowledgement of Indebtedness and Assignment of Dividends agreement with NIL. Interest accrued under these loans is fully covered by an allowance until recoverability of such interest is determined.

NOTE 10 MAJOR CUSTOMERS AND EXPORT SALES

  PTNNT sells its concentrates primarily pursuant to long-term sales agreements. As a percentage of total sales, 95% of total sales were pursuant to such contracts during 2001. Two of these agreements each accounted for more than 10% of sales in 2001 and were US$81.9 million and US$71.6 million and together accounted for 35% of total sales. As a percentage of total sales, 100% were pursuant to such long-term sales agreements during 2000, and two customers accounted for US$83.4 million and US$53.9 million of total sales, each of which accounted for more than 10% of total sales, and together accounted for 32% of total sales.

NOTE 11 SUPPLEMENTAL CASH FLOW INFORMATION

  Excluded from the consolidated statements of cash flows were the effects of non-cash transactions wherein PTNNT purchased spare parts inventory, but defers payment until such inventory is used. The amount so purchased was US$26.4 million at December 31, 2001, US$23.6 million at December 31, 2000 and US$12.5 million at December 31, 1999.

  In May 2001 the interest that was accrued on the Sponsor Loans and Second Sponsor Loans between PTNNT and NIL and NTMC that totaled US$25.3 million was transferred to NTP partners' equity.

  Interest paid net of amounts capitalized totaled US$71.0 million, US$68.6 million, and US$6.1 million in 2001, 2000 and 1999, respectively.

  Taxes paid consisting of withholding taxes on interest earned, were US$2.3 million, US$3.1 million and US$3.1 million in 2001, 2000 and 1999, respectively.

NOTE 12 OTHER SIGNIFICANT AGREEMENTS

Technology and Know-How Agreements

  On July 2, 1996, PTNNT entered into a Technology and Know-How Agreement with Newmont Technologies Limited ("NTL"), a subsidiary of NMC, whereby NTL agreed to provide proprietary information, technology, know-how and related intellectual property rights. Under the terms of this agreement, PTNNT pays NTL a royalty of 1.6875% of the preceding month's aggregate capital expenditures determined in accordance with U.S. GAAP, and US$3.9375 per equivalent ounce of gold produced by PTNNT.

  A similar Technology and Know-How Agreement was executed with Sumitomo Corporation on the same date, providing a royalty of 1.3125% of aggregate capital expenditures and US$3.0625 per equivalent ounce of gold produced.

  Charges under these agreements totaled US$16.7 million, US$21.6 million and US$15.7 million during 2001, 2000 and 1999, respectively. The associated liabilities at December 31, 2001 and 2000 were US$82.9 million and US$66.2 million, respectively, and were included in Accounts payable--affiliates (Note
6).

Consulting Services Agreements

  In July 1996, PTNNT entered into a Consulting Services Agreement with Newmont International Services Limited ("NISL"), a subsidiary of NMC, whereby NISL agreed to provide certain support; advisory and consulting services related to general project engineering, control and development; procurement advice and implementation; contract negotiation support; general construction advice and support; operations management support; tax and legal planning; general and administrative services; and management and business support services. NISL provides these services primarily outside of the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NISL for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled US$5.5 million in 2001, US$10.4 million in 2000 and US$6.1 million in 1999 and Accounts payable--affiliates included US$0.5 million and US$1.7 million at December 31, 2001, and 2000, respectively (Note 6).

  PTNNT has a similar Consulting Services Agreement with NTMC. Pursuant to this agreement, charges totaled US$0.4 million in 2001, US$0.4 million in 2000 and US$0.7 million in 1999. Accounts payable--affiliates included no amount at December 31, 2001 and US$27 thousand at December 31, 2000 (Note 6).

  In June 1999, PTNNT entered into a Consulting Services Agreement with Newmont Pacific Nusantara ("NPN"), a subsidiary of NMC, whereby NPN agreed to provide certain support; legal, tax, government relations and public relations support. NPN provides these services primarily in the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NPN for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled US$3.6 million, US$2.9 million and US$0.8 million in 2001, 2000 and 1999, respectively. Accounts payable--affiliates included US$ 1.0 million and US$0.9 million at December 31, 2001, and 2000, respectively for this agreement (Note 6).

Payroll Agency Agreements

  PTNNT entered into Payroll Agency Agreements with Newmont Indonesia Investment Limited ("NIIL") and Newmont Global Employment Limited Partnership ("NGELP"), wholly-owned subsidiaries of NMC, whereby NIIL and NGELP agreed to act as agents of PTNNT to handle personnel, payroll and benefits management of non-Indonesian employees assigned to work for PTNNT in Indonesia. NIIL manages expatriates from the U.S. and NGELP manages expatriates from countries other than the U.S.

  Under the terms of these agreements, PTNNT reimburses the agents for salaries, related employee benefits and other reasonable expenses and pays a fee of US$20 for each salary payment made. Agency payments totaled US$9.5 million in 2001, US$16.5 million in 2000 and US$15.1 million in 1999, and Accounts payable--affiliates included US$4.7 million and US$3.9 million at December 31, 2001 and 2000, respectively (Note 6).

Batu Hijau Project Engineering and Construction Agreements

  PTNNT entered into an On-Shore Agreement with P.T. Fluor Daniel Indonesia ("FDI"), an unrelated entity, whereby FDI agreed to construct PTNNT's processing facilities and related infrastructure, and to provide project management, procurement, engineering and construction management. Such services were performed in Indonesia and related payments were made in USD on a cost reimbursable basis. No charges under this agreement were made during 2001. During 2000 and 1999, charges under this agreement were US$3.8 million and US$301 million, respectively, and no amounts were payable at December 31, 2001, and 2000. The services under this agreement were completed in 2000.

  PTNNT entered into an Off-Shore Agreement with Fluor Daniel Engineers and Constructors, Ltd. ("FDEC"), an unrelated entity, whereby FDEC agreed to perform the engineering design and procurement of equipment for PTNNT's processing facilities and related infrastructure, and provide project management, procurement, engineering and construction management. Such services were performed outside Indonesia and related payments were made in USD on a cost reimbursable basis with an additional discretionary fee payable as determined by the Partnership. No charges occurred under this agreement during 2001. Charges for such services were US$0.5 million and US$91 million during 2000 and 1999, respectively, and no amounts were payable at December 31, 2001, and 2000. The services under this agreement were completed in 2000.

Maintenance and Repair Cost Agreements

  During 1999, PTNNT entered into a long-term Maintenance and Repair Cost agreements ("MARC") with P.T. Trakindo Utama ("Trakindo"), an unrelated Indonesian company, to provide maintenance on PTNNT's Caterpillar equipment at a fixed cost per operating hour. Under the terms of the MARC agreements, Trakindo will provide all normal "wear and tear" parts and labor necessary to perform maintenance and repairs on such equipment. Inception-to-date contract expenditures charged for such services were US$48.3 million with the future value of the contracts amounting to US$290.2 million. The contracts are effective through December 31, 2007. Either party can cancel the contracts with one year written notice.

NOTE 13 HEDGING PROGRAMS

  Diesel Hedging--In August and September 2001, PTNNT entered into diesel hedging contracts for 360,000 barrels in each month at a fixed price of US$27.39 per barrel and US$27.98 per barrel, respectively. Each of these contracts covers purchases of 15,000 barrels monthly and will expire in August and September of 2003, respectively. Each contract is settled monthly. The average price of the contracts was US$27.34 per barrel versus an average realized price of US$23.48 per barrel. These contracts have been designated as cash flow hedges and the fair value as of December 31, 2001 was a liability of US$3.7 million.

  Australian Dollar Hedging--In 2001, PTNNT settled on a monthly basis the purchase of 24 million Australian dollars that were bought at an average price of US$0.5465 under a contract entered into in 2000 and settled at an average price of US$0.5148. These Australian dollars were used to pay Australian dollar vendors. In March, July and October of 2001, PTNNT also purchased 15 million Australian dollars at an average price of US$0.4971. These contracts cover 1.5 million Australian dollars each month and have been designated as cash flow hedges. These contracts had a fair value at December 31, 2001 of a positive US$ 0.2 million based on a market rate of US$0.5115.

  The net loss from these contracts at December 31, 2001 was tax effected at 35% and that net amount is recorded in Accumulated other comprehensive income
(loss).

NOTE 14 COMMITMENTS AND CONTINGENCIES

NTP's exploration, development and mining activities are subject to various Indonesian laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. NTP conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. NTP has incurred, and in the future expects to incur, expenditures to comply with such laws and regulations; however, NTP cannot predict the amount of such future expenditures.

NTP is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or that any amounts it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

In 2000, a new Indonesian statute required the payment of termination, gratuity and compensation benefits in the event of involuntary as well as voluntary employment termination, for which PTNNT accrued and charged to expense US$141 thousand and US$593 thousand in 2001 and 2000, respectively.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Newmont Mining Corporation

                                                   /s/ Britt D. Banks
                                          By: _________________________________
                                                       Britt D. Banks
                                              Vice President, General Counsel
                                                       and Secretary

March 25, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2002.

             Signature                                         Title
             ---------                                         -----

                                                             Director
 _________________________________
           Glen A. Barton

     /s/ Vincent A. Calarco                                  Director
 _________________________________
         Vincent A. Calarco

      /s/ Ronald C. Cambre                                   Director
 _________________________________
          Ronald C. Cambre

    /s/ James T. Curry, Jr.                                  Director
 _________________________________
        James T. Curry, Jr.
                                                                                /s/ Britt D. Banks
                                                                             ________________________
                                                                                    Britt D. Banks
     /s/ Joseph P. Flannery                                  Director               Attorney-in-Fact
 _________________________________
         Joseph P. Flannery


       /s/ M. Craig Haase                                    Director
 _________________________________
           M. Craig Haase

     /s/ Michael S. Hamson                                   Director
 _________________________________
         Michael S. Hamson

                                                             Director
 _________________________________
         Leo I. Higdon, Jr.

      /s/ Pierre Lassonde                                    Director
 _________________________________
          Pierre Lassonde

             Signature                                         Title
             ---------                                         -----

      /s/ Robert J. Miller                                   Director
 _________________________________
          Robert J. Miller

       /s/ Wayne W. Murdy                             Chairman of the Board
 _________________________________                     and Chief Executive
           Wayne W. Murdy                              Officer (Principal
                                                       Executive Officer)

    /s/ Robin A. Plumbridge                                  Director
 _________________________________
        Robin A. Plumbridge

      /s/ John B. Prescott                                   Director
 _________________________________
          John B. Prescott

      /s/ Moeen A. Qureshi                                   Director
 _________________________________
          Moeen A. Qureshi

     /s/ Michael K. Reilly                                   Director
 _________________________________
         Michael K. Reilly

      /s/ Seymour Schulich                                   Director
 _________________________________
          Seymour Schulich
                                                                                   /s/ Britt D. Banks
                                                                                ________________________
                                                                                       Britt D. Banks
                                                                                       Attorney-in-Fact
      /s/ James V. Taranik                                   Director
 _________________________________
          James V. Taranik

      /s/ Bruce D. Hansen                             Senior Vice President
 _________________________________                     and Chief Financial
          Bruce D. Hansen                              Officer (Principal
                                                       Financial Officer)

      /s/ Linda K. Wheeler                            Vice President and
 _________________________________                     Controller (Principal
          Linda K. Wheeler                             Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
 Number                                  Description
 -------                                 -----------
  2(a)   --  Arrangement Agreement, dated as of November 14, 2001, by and between Franco-Nevada Mining Corporation Limited and Newmont
             Mining Corporation (now known as "Newmont USA Limited").
             Incorporated by reference to Exhibit 2.1 to the Issuer's Current
             Report on Form 8-K filed with the Securities and Exchange
             Commission on March 1, 2002.
  2(b)   --  Deeds of Undertaking, dated as of November 14, 2001, November 14,
             2001, and December 10, 2001, by and between Newmont Mining
             Corporation (now known as "Newmont USA Limited"). Incorporated by reference to Exhibit 2.2 to the Issuer's Current Report on Form 8-
             K filed with the Securities and Exchange Commission on March 1,
             2002.
  2(c)   --  Agreement and Plan of Merger, dated as of January 8, 2002, by and among Newmont Mining Corporation (now known as "Newmont USA
             Limited"), the Issuer and Delta Acquisitionco Corp. Incorporated
             by reference to Exhibit 2.3 to the Issuer's Current Report on Form
             8-K filed with the Securities and Exchange Commission on March 1,
             2002.
  3(a)   --  Certificate of Incorporation of Issuer. Incorporated herein by reference to Appendix F to the Issuer's Registration Statement on
             Form S-4 (File No. 333-76506), filed with the Securities and
             Exchange Commission on January 10, 2002.
  3(b)   --  Certificate of Elimination of Series A Junior Participating
             Preferred Stock of Registrant. Incorporated herein by reference to
             Exhibit 3.2 to the Issuer's Registration Statement on Form 8-A
             relating to the registration of its common stock, filed with the
             Securities and Exchange Commission on February 15, 2002.
  3(c)   --  Certificate of Designations of Special Voting Stock. Incorporated
             herein by reference to Exhibit 3.3 to the Issuer's Registration
             Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on
             February 15, 2002.
  3(d)   --  Certificate of Amendment to the Certificate of Incorporation of
             Issuer. Incorporated herein by reference to Exhibit 3.4 to the
             Issuer's Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and
             Exchange Commission on February 15, 2002.
  3(e)   --  Certificate of Designations of $3.25 Convertible Preferred Stock
             of Issuer. Incorporated herein by reference to Exhibit 3.6 to the
             Issuer's Registration Statement on Form 8-A relating to the registration of its $3.25 convertible preferred stock, filed with the Securities and Exchange Commission on February 15, 2002.
  3(f)   --  Certificate of Designations of Series A Junior Participating
             Preferred Stock of Issuer. Incorporated herein by reference to
             Exhibit 3.1 to the Issuer's Registration Statement on Form 8-A,
             relating to the registration of its preferred stock purchase rights, filed with the Securities and Exchange Commission on
             February 15, 2002.
  3(g)   --  By-laws of the Issuer, filed herewith.
  4(a)   --  Rights Agreement, dated as of February 15, 2002, between the
             Issuer and Mellon Investor Services LLC (which includes the form of Certificate of Designations of Series B Junior Preferred Stock
             of the Company as Exhibit A, the form of Right Certificate as
             Exhibit B and the Summary of Rights to Purchase Preferred Shares
             as Exhibit C). Incorporated herein by reference to Exhibit 4.1 to the Issuer's Registration Statement on Form 8-A, relating to the registration of its preferred stock purchase rights, filed with the Securities and Exchange Commission on February 15, 2002.

 Exhibit
 Number                                  Description
 -------                                 -----------
  4(b)   --  Indenture dated March 23, 1992 between Newmont Mining Corporation
             (now known as "Newmont USA Limited") and Bank of Montreal Trust
             Company. Incorporated by reference to Exhibit 4 to Newmont Mining
             Corporation's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1992.
  4(c)   --  First Supplemental Indenture dated May 15, 2000, between Newmont
             Mining Corporation (now known as "Newmont USA Limited") and The
             Bank of New York (as successor to Bank of Montreal Trust Company).
             Incorporated by reference as Exhibit 4(c) to Newmont Mining
             Corporation's Annual Report on Form 10-K for year ended December
             31, 2000.
  4(d)   --  Pass Through Trust Agreement dated as of July 15, 1994, between
             Newmont Gold Company (now known as "Newmont USA Limited") and The
             First National Bank of Chicago relating to the Pass Through
             Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-
             Through Agreement between Newmont Gold Company (now known as
             "Newmont USA Limited") and The First National Bank of Chicago
             relating to the Pass-Through Certificates, Series 1994-A2.)
             Incorporated by reference to Exhibit 4.1 to Newmont Gold Company's
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             1994.
  4(e)   --  Lease dated as of September 30, 1994, between Newmont Gold Company
             (now known as "Newmont USA Limited") and Shawmut Bank Connecticut,
             National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company's refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar
             (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont
             Gold Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1994.
  4(f)   --  Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The
             First National Bank of Chicago relating to Trust No. 1 and a 75%
             undivided interest in Newmont Gold Company's (now known as
             "Newmont USA Limited") refractory gold ore treatment facility.
             (The front cover of this Exhibit indicates the material
             differences between such Exhibit and the substantially similar
             (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility). Incorporated by reference to Exhibit 4.3 to Newmont
             Gold Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1994.
  4(g)   --  See footnote (1).
 10(a)   --  1982 Key Employees Stock Option Plan. Incorporated by reference to
             Exhibit to Newmont Mining Corporation's Registration Statement on
             Form S-8 (No. 33-10141).
 10(b)   --  1987 Key Employees Stock Option Plan as amended as of October 25,
             1993. Incorporated by reference to Exhibit 10(e) to Newmont Mining
             Corporation's Annual Report on Form 10-K for year ended December
             31, 1993.
 10(c)   --  1992 Key Employees Stock Plan as amended as of October 25, 1993.
             Incorporated by reference to Exhibit 10(p) to Newmont Mining
             Corporation's Annual Report on Form 10-K for the year ended
             December 31, 1993.
 10(d)   --  1996 Employees Stock Plan amended and restated effective as of
             March 17, 1999. Incorporated by reference to Exhibit 10(d) to
             Newmont Mining Corporation's Annual Report on Form 10-K for the
             year ended December 31, 1998.

 Exhibit
 Number                                  Description
 -------                                 -----------
 10(e)   --  1999 Employees Stock Plan. Incorporated by reference to Exhibit
             10(e) to Newmont Mining Corporation's Annual Report on Form 10-K
             for the year ended December 31, 1998.
 10(f)   --  Agreement dated October 15, 1993, effective November 1, 1993, among Newmont Mining Corporation, Newmont Gold Company and Ronald
             C. Cambre. Incorporated by reference to Exhibit 10 to Newmont
             Mining Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
 10(g)   --  Amendment No. 1, dated June 24, 1997, to Agreement dated October
             15, 1993, effective November 1, 1993, among Newmont Mining
             Corporation, Newmont Gold Company and Ronald C. Cambre.
             Incorporated by reference to Exhibit 10 to Newmont Mining
             Corporation's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1997.
 10(h)   --  Amendment No. 2, dated November 28, 2000, to Agreement dated
             October 15, 1993, effective November 1, 1993, among Newmont Mining
             Corporation, Newmont Gold Company and Ronald C. Cambre.
             Incorporated by reference as Exhibit 10(h) to Newmont Mining
             Corporation's Annual Report on Form 10-K for year ended December
             31, 2000.
 10(i)   --  Employment Agreement dated January 1, 2001, by and between Newmont
             Mining Corporation and Ronald C. Cambre. Incorporated by reference as Exhibit 10(i) to Newmont Mining Corporation's Annual Report on
             Form 10-K for year ended December 31, 2000.
 10(j)   --  Agreement dated September 8, 1998, effective August 6, 1998, between Newmont Gold Company and Lawrence T. Kurlander.
             Incorporated by reference to Exhibit 10 to Newmont Gold Company's
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             1998.
 10(k)   --  Agreement dated as of February 1, 1999, among Newmont Mining
             Corporation, Newmont Gold Company and Ronald C. Cambre.
             Incorporated by reference to Exhibit 10(b) to Newmont Mining
             Corporation's Current Report on Form 8-K, dated July 12, 1999.
 10(l)   --  Newmont Mining Corporation Annual Incentive Compensation Plan
             (Effective as of January 1, 2001), filed herewith.
 10(m)   --  Newmont Mining Corporation Intermediate Term Incentive
             Compensation Plan (Amended and Restated Generally Effective as of
             January 1, 2001), filed herewith.
 10(n)   --  Executive Change of Control Severance Plan dated as of February 1,
             1999. Incorporated by reference to Exhibit 10(n) to Newmont Mining
             Corporation's Annual Report on Form 10-K for the year ended
             December 31, 1998.
 10(o)   --  Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan,
             as Amended and Restated as of May 17, 2000. Incorporated by
             reference to Exhibit 10 to Newmont Mining Corporation's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 2000.
 10(p)   --  Agreement dated September 15, 1999, among Newmont Mining
             Corporation, Newmont Gold Company and Bruce D. Hansen.
             Incorporated by reference to Exhibit 10(a) to Newmont Mining
             Corporation's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1999.
 10(q)   --  Agreement dated August 20, 1999, between Newmont Gold Company and
             John A. S. Dow, as Executive, and Executive's Spouse. Incorporated
             by reference to Exhibit 10(b) to Newmont Mining Corporation's
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             1999.
 10(r)   --  Agreement dated February 1, 1999, among Newmont Mining
             Corporation, Newmont Gold Company and Lawrence T. Kurlander.
             Incorporated by reference to Exhibit 10(a) to Newmont Mining
             Corporation's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1999.

 Exhibit
 Number                                  Description
 -------                                 -----------
 10(s)   --  Agreement dated February 1, 1999, among Newmont Mining
             Corporation, Newmont Gold Company and certain executive officers.
             Incorporated by reference to Exhibit 10(b) to Newmont Mining
             Corporation's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1999.
 10(t)   --  Letter Agreement dated May 6, 1993, between Newmont Gold Company and Wayne W. Murdy. Incorporated by reference to Exhibit 10 to
             Newmont Gold Company's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1993.
 10(u)   --  Letter Agreement dated March 23, 2001, between Wayne W. Murdy and
             Newmont Mining Corporation. Incorporated by reference as Exhibit
             10(v) to Newmont Mining Corporation's Annual Report on Form 10-K
             for year ended December 31, 2000.
 10(v)   --  Consulting Agreement dated April 1, 1999, between Newmont
             International Services Limited and Robert J. Miller. Incorporated
             by reference to Exhibit 99 to Newmont Mining Corporation's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
 10(w)   --  First Amendment to Consulting Agreement dated June 26, 2000, between Newmont International Services Limited and Robert J.
             Miller. Incorporated by reference as Exhibit 10(x) to Newmont
             Mining Corporation's Annual Report on Form 10-K for year ended
             December 31, 2000.
 10(x)   --  Agreement and Plan of Merger, dated as of June 21, 2000, by and among Newmont Mining Corporation, Bounty Merger Corp. and Battle
             Mountain Gold Company. Incorporated by reference to Appendix A of the proxy statement/prospectus included in Newmont Mining
             Corporation's Registration Statement on Form S-4 filed on November
             22, 2000.
 10(y)   --  Arrangement Agreement, dated June 21, 2000, by and among Newmont
             Mining Corporation (now known as "Newmont USA Limited"), Bounty
             Merger Corp., Battle Mountain Gold Company and Battle Mountain
             Canada Ltd. Incorporated by reference to Appendix B of the proxy statement/prospectus included in Newmont Mining Corporation's
             Registration Statement on Form S-4 filed on November 22, 2000.
 10(z)   --  Escrow Agreement dated as of November 14, 2001, among Seymour
             Schulich and Nevada Capital Corporation Limited and Gowling
             Lafleur Henderson LLP and Newmont Mining Corporation, filed herewith.
 10(aa)  --  Escrow Agreement dated as of November 14, 2001, among Pierre
             Lassonde and Lassonde Family Trust and Firelight Investments, Inc.
             and Gowling Lafleur Henderson LLP and Newmont Mining Corporation,
             filed herewith.
 12      --  Statement re Computation of Ratio of Earnings to Fixed Charges,
             filed herewith.
 21      --  Subsidiaries of Newmont Mining Corporation, filed herewith.
 23      --  Consent of Arthur Andersen LLP, filed herewith.
 24      --  Power of Attorney, filed herewith.

--------
(1) In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.