Form 10-Q
period 2002-03-31
NEWMONT MINING CORP /DE/
filed 2002-05-15
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-31240

NEWMONT MINING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	84-1611629 (I.R.S. Employer Identification No.)

1700 Lincoln Street, Denver, Colorado (Address of principal executive offices)	80203 (Zip Code)

303-863-7414
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

There were 340,161,190 shares of common stock outstanding on May 6, 2002 (and 55,182,449 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NEWMONT MINING CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share)
Sales and other income
Sales – gold	$481,152	$424,097
Sales – base metals	11,514	—
Royalties	3,192	—
Dividends, interest, foreign currency exchange and other income (loss)	(4,260)	3,428

	491,598	427,525

Costs and expenses
Costs of sales	339,168	267,860
Depreciation, depletion and amortization	105,192	75,176
Exploration and research	11,757	15,315
General and administrative	20,443	15,911
Interest, net of capitalized interest of $1,222 and $2,847, respectively	27,376	20,272
Merger and restructuring	—	60,510
Other	870	3,543

	504,806	458,587

Operating loss	(13,208)	(31,062)
Gain on derivative instruments	18,982	15,573

Pre-tax income (loss) before minority interest and equity loss	5,774	(15,489)
Income tax expense	(1,087)	(2,546)
Minority interest in income of affiliates	(12,505)	(14,816)
Equity loss of affiliates	(1,173)	(4,395)

Net loss	$(8,991)	$(37,246)
Preferred stock dividend	(1,869)	(1,869)

Net loss applicable to common shares	$(10,860)	$(39,115)

Net loss	$(8,991)	$(37,246)
Other comprehensive income (loss), net of tax	34,773	(4,657)

Comprehensive income (loss)	$25,782	$(41,903)

Net loss per common share, basic and diluted	$(0.04)	$(0.20)

Basic and diluted weighted average shares outstanding	281,467	192,607
Cash dividends declared per common share	$0.03	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2002	December 31, 2001
	(in thousands)
Assets
Cash and cash equivalents	$511,558	$149,431
Short-term investments	17,910	8,185
Accounts receivable	50,750	19,088
Inventories	509,575	384,202
Marketable securities of Lihir	84,002	66,918
Prepaid taxes	13,345	29,229
Derivative instruments	20,851	—
Current portion of deferred income tax assets	29,747	9,627
Other current assets	136,785	42,780

Current assets	1,374,523	709,460
Property, plant and mine development, net	4,332,590	2,207,048
Investments	1,007,134	559,809
Long-term inventory	91,924	92,689
Derivative instruments	50,813	2,621
Goodwill	2,506,935	—
Intangible assets	45,997	—
Deferred income tax assets	481,423	398,391
Other long-term assets	134,191	92,387

Total assets	$10,025,530	$4,062,405

Liabilities
Current portion of long-term debt	$440,077	$192,151
Accounts payable	85,255	80,884
Current portion of deferred income tax liabilities	23,375	7,914
Derivative instruments	124,286	1,331
Other accrued liabilities	312,452	203,531

Current liabilities	985,445	485,811
Long-term debt	1,736,718	1,089,718
Reclamation and remediation liabilities	261,770	176,934
Deferred revenue from sale of future production	191,039	191,039
Derivative instruments	370,266	8,260
Deferred income tax liabilities	571,713	133,621
Employee related benefits	148,373	156,834
Other long-term liabilities	214,974	88,661

Total liabilities	4,480,298	2,330,878

Contingencies (Notes 5, 7 and 14)
Minority interest in affiliates	299,752	251,479

Stockholders’ equity
Convertible preferred stock	11,500	11,500
Common stock	537,139	313,881
Additional paid-in capital	4,976,629	1,458,369
Accumulated other comprehensive income (loss)	22,919	(11,854)
Retained deficit	(302,707)	(291,848)

Total stockholders’ equity	5,245,480	1,480,048

Total liabilities and stockholders’ equity	$10,025,530	$4,062,405

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOW
Unaudited

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Operating activities:
Net loss	$(8,991)	$(37,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	105,192	75,176
Amortization of capitalized mining costs	7,498	9,612
Deferred tax benefit	(1,215)	(19,790)
Gain on derivative instruments	(18,982)	(15,573)
Noncash merger and restructuring expenses	—	21,589
Foreign currency exchange loss	11,230	1,017
Minority interest, net of dividends	12,505	9,618
Undistributed losses of affiliated subsidiaries	1,173	4,395
Gain on sale of assets and other	(3,349)	(674)
(Increase) decrease in operating assets:
Accounts receivable	11,840	4,216
Inventories	9,536	29,735
Other assets	15,384	8,215
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(67,395)	(66,314)
Other liabilities	(1,823)	(5,369)

Net cash provided by operating activities	72,603	18,607

Investing activities:
Additions to property, plant and mine development	(53,278)	(99,813)
Repayments (advances to) from joint ventures and affiliates	(24,750)	8,794
Proceeds from sale of short-term investments	406,731	—
Net cash effect of acquisitions	(18,313)	—
Proceeds from asset sales and other	269	188

Net cash provided by (used in) investing activities	310,659	(90,831)

Financing activities:
Repayment of short-term debt	—	(10,000)
Proceeds from long-term debt	53,431	462,000
Repayment of long-term debt	(78,244)	(448,560)
Dividends paid on common and preferred stock	(13,792)	(7,730)
Decrease in restricted cash	—	40,000
Proceeds from stock issuance and other	15,739	(324)

Net cash (used in) provided by financing activities	(22,866)	35,386

Effect of exchange rate changes on cash	1,731	6,459

Net change in cash and cash equivalents	362,127	(30,379)
Cash and cash equivalents at beginning of period	149,431	77,558

Cash and cash equivalents at end of period	$511,558	$47,179

Supplemental information:
Interest paid, net of amounts capitalized of $1,222 and $2,847, respectively	$31,916	$28,175
Income taxes paid	$13,974	$18,424

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Preparation of Financial Statements

These unaudited interim consolidated financial statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature, except for the effects of the February 2002 acquisitions as described below. These interim financial statements should be read in conjunction with the consolidated financial statements of Newmont included in its 2001 Annual Report on Form 10-K and information on Form 8-K dated February 15, 2002, including Amendment No.1, filed on April 16, 2002.

Certain prior year amounts have been reclassified to conform to the current year presentation. References to “A$” refers to Australian currency, and “$” or “US$”, to United States currency.

On February 13, 2002, Newmont stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions described below and to create a flexible corporate structure. Newmont merged with an indirect, wholly-owned subsidiary that resulted in Newmont (or old Newmont) becoming a direct wholly-owned subsidiary of a newly formed holding company. The new holding company, previously a direct, wholly-owned subsidiary of old Newmont, was renamed Newmont Mining Corporation. There was no impact to the Consolidated Financial Statements of Newmont as a result of this restructuring and former stockholders of old Newmont became stockholders of the new holding company.

(2) Acquisitions of Normandy and Franco-Nevada

In November 2001, Newmont announced proposed acquisitions of Normandy Mining Limited (“Normandy”), an Australian company, and Franco-Nevada Mining Corporation Limited (“Franco-Nevada”), a Canadian company. On February 16, 2002, Newmont completed the acquisition of Franco-Nevada pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy through an off-market bid for all of the ordinary shares in the capital of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received binding tenders for more than 50% of the shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying financial statements from February 16, 2002 forward. On February 26, 2002, when the off-market bid for Normandy expired, Newmont had a relevant interest in more than 96% of Normandy’s outstanding shares. NMC exercised their compulsory acquisition rights under Australian law to acquire the remaining shares of Normandy in April 2002.

Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depositary receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia. Pursuant to a Canadian Plan of Arrangement, Newmont acquired Franco-Nevada in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to Newmont common shares. The purchase price for these acquisitions totaled $4.3 billion, comprised of 197.4 million Newmont shares (or share equivalents), $462.1 million in cash and approximately $90 million of direct costs. The value of Newmont shares (or share equivalents) was $19.01 per share based on the average market price of the shares over the two-day period before and after January 2, 2002, the last trading day before the final and revised terms for the acquisitions were announced.

The combination of Newmont, Normandy and Franco-Nevada was executed to create a platform for rational growth and for delivering consistent, superior returns to shareholders. With a larger global operating base, a broad and balanced portfolio of development projects and a stable income stream from mineral royalties and investments, the combined company will have opportunities to continually optimize returns. Newmont also expects to realize synergies through rationalization of corporate overhead and exploration programs, realization of operating efficiencies, and reductions in operating and procurement costs, interest expense and income taxes.

The acquisitions were accounted for using the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 142, ‘‘Goodwill and Other Intangible Assets,’’ goodwill was assigned to specific reporting units and will be reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The following reflects the preliminary purchase allocation for the acquisition of 100% of Normandy (in millions, except per share data):

Shares of NMC common stock issued to Normandy stockholders, including shares attributable to Franco-Nevada’s 19.8% investment in Normandy	86.8
Value of NMC stock per share	$19.01

Fair value of NMC common stock issued	$1,649.9
Plus-Cash consideration of A$0.50 per share	462.1
Plus-Fair value of Normandy stock options cancelled by Newmont	6.0
Plus-Estimated direct acquisition costs incurred by Newmont	60.0

Total Purchase Price	2,178.0
Plus-Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrued acquisition costs and settlement of stock options	195.7
Long-term debt, including current portion	935.7
Derivative instrument liabilities	414.5
Other long-term liabilities	453.1
Minority interests acquired	37.2
Less-Fair value of assets acquired by Newmont:
Current assets	(460.6)
Property, plant and equipment, including mineral reserves	(1,171.9)
Purchased undeveloped mineral interests	(640.9)
Exploration properties	(33.1)
Equity investments in mining operations	(216.5)
Other long-term assets	(273.1)
Intangible assets	(12.7)

Residual purchase price allocated to goodwill	$1,405.4

The following table reflects the preliminary purchase allocation for the acquisition of Franco-Nevada (in millions, except per share data):

Shares of NMC common stock (or equivalents) issued to Franco-Nevada stockholders, excluding shares attributable to Franco-Nevada’s 19.8% investment in Normandy	110.6
Value of NMC stock per share	$19.01

Fair value of NMC common stock issued	$2,101.2
Plus-Fair value of Franco-Nevada options assumed by Newmont	30.4
Plus-Fair value of Franco-Nevada warrants assumed by Newmont	13.3
Plus-Estimated direct acquisition costs incurred by Newmont	30.0

Total purchase price	2,174.9
Plus-Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrual of acquisition costs	8.5
Other liabilities	209.9
Less-Fair value of assets acquired by Newmont:
Current assets	(708.0)
Fair value of mining royalty properties	(404.2)
Fair value of investments in affiliated companies (excluding the 19.8% interest in Normandy)	(108.0)

Residual purchase price allocated to goodwill	$1,173.1

The purchase price allocations for Normandy and Franco-Nevada are preliminary and will be finalized following the completion of an independent appraisal expected to be available by the end of the quarter ended June 30, 2002. The final purchase price allocations may differ from the preliminary allocation presented above.

For information purposes only, the following unaudited pro forma data reflect the consolidated results of operations of Newmont as if the acquisitions of Normandy and Franco-Nevada had taken place on January 1, 2001 (in millions, except per share data):

	Three months ended
	March 31, 2002	March 31, 2001
Sales and other income	$646.9	$730.1
Net loss before discontinued operations	$(168.2)	$(88.3)
Net loss applicable to common shares	$(168.2)	$(84.6)
Basic and diluted loss per share before discontinued operations	$(0.43)	$(0.23)
Basic and diluted loss per common share	$(0.43)	$(0.22)
Basic and diluted weighted average common shares outstanding	393.9	390.0

On a pro forma basis during the quarters ended March 31, 2002 and 2001, the net loss reflects mark-to-market losses on derivative instruments totaling $184.3 million and $114.6 million, respectively, net of tax. The above pro forma amounts do not include the application of hedge accounting to significant portions of acquired derivative instruments. The net loss for the quarter ended March 31, 2001 includes $43.7 million of non-recurring expenses, net of tax, associated with Newmont’s merger with Battle Mountain Gold Company (“Battle Mountain”). The pro forma information is not indicative of the results of operations that would have occurred had the acquisitions been consummated on January 1, 2001. The information is not indicative of the combined company’s future results of operations.

As part of the purchase of Normandy and Franco-Nevada during the quarter ended March 31, 2002, Newmont acquired identifiable intangible assets, other than goodwill, of $46.0 million, primarily for exploration properties. These intangible assets are not subject to amortization and will be tested for impairment at least annually.

The allocation of goodwill to reporting units is preliminary and is expected to be finalized by the end of the second quarter; therefore, the final allocation could differ from the preliminary amount. Changes in the carrying amount of goodwill by reporting unit during the quarters ended March 31, 2002 are summarized in the following table (in millions):

	North America	South America	Australia	Base Metals	Other Mining Operations	Merchant Banking	Total
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—	$—

Preliminary purchase price allocation	252.6	—	676.3	159.0	288.7	1,130.3	2,506.9
Impairment losses	—	—	—	—	—	—	—
Gain (loss) on disposal of separate
Reporting units	—	—	—	—	—	—	—

Balance at March 31, 2002	$252.6	$—	$676.3	$159.0	$288.7	$1,130.3	$2,506.9

Following the February 2002 acquisitions, Normandy was renamed Newmont Australia Ltd. and Franco-Nevada was renamed Newmont Mining Corporation of Canada Limited. Old Newmont was renamed Newmont USA Limited.

(3) Merger with Battle Mountain Gold Company

On January 10, 2001, Newmont completed a merger with Battle Mountain where each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive 0.105 share of Newmont common stock, or approximately 24.1 million shares. Newmont also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain’s $3.25 convertible preferred stock. The merger was accounted for as a pooling of interests, and as such, the consolidated financial statements include Battle Mountain’s financial data as if Battle Mountain had always been part of Newmont.

(4) Inventories

	At March 31, 2002	At December 31, 2001
	(in thousands)
Current:
Ore and in-process inventories	$338,155	$280,419
Precious metals	56,293	10,302
Materials and supplies	115,127	92,556
Other	—	925

	$509,575	$384,202

Non-current:
Ore in stockpiles	$91,924	$92,689

(5) Investments

	At March 31, 2002	At December 31, 2001
	(in thousands)
Investments in affiliates:
Batu Hijau	$583,335	$559,809
TVX Newmont Americas	167,600	—
Australian Magnesium Corporation	34,700	—
Australian Gold Refinery	10,300	—

	795,935	559,809

Other:
Echo Bay Mines	108,000	—
Infrastructure Bond	103,199	—

	211,199	—

	$1,007,134	$559,809

Investments in Affiliated Companies

Batu Hijau

Newmont has an indirect 45% interest in P.T. Newmont Nusa Tenggara (PTNNT), the owner of the Batu Hijau copper/gold mine in Indonesia, through the Nusa Tenggara Partnership (NTP). The equity investment in Batu Hijau was $583.3 million and $559.8 million at March 31, 2002 and December 31, 2001, respectively, based on accounting principles generally accepted in the U.S. Differences between 56.25% of NTP’s net assets and Newmont’s investment include (i) $202.6 million for the fair market value adjustment recorded by NTP in conjunction with Newmont’s initial contribution, (ii) $25.5 million for intercompany charges, (iii) $113.0 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest and (iv) $139.8 million for contributions recorded by Newmont that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. (See Note 13 for a description of Newmont’s equity loss in Batu Hijau, where the net loss reflects the elimination of interest between PTNNT and NTP.) NTP’s long-term debt was guaranteed by Newmont and our partner until project completion tests were met in October 2000, at which time such debt became non-recourse to Newmont. Repayment of this debt is in semi-annual installments of $43.5 million through November 2010, and $22.1 million from May 2011 through November 2013.

        On May 9, 2002, PTNNT completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the capability to defer up to a total of $173.4 million in principal payments scheduled for 2002 and 2003. Any deferred principal amounts will be amortized between 2004 and 2010. Under this restructuring, PTNNT is not permitted to pay dividends or make other restricted payments to NTP’s partners as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts currently outstanding under the project financing facility total $913.4 million.

Newmont and our partner provide a contingent support line of credit to PTNNT. During 2002, Newmont funded $24.8 million under this facility as its pro-rata share for capital expenditures. Support from NTP’s partners available under this facility is $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

Following is NTP summarized financial information based on U.S. generally accepted accounting principles:

	Three months ended March 31,
	2002	2001
	(in thousands)
Revenues	$93,197	$92,047
Net loss	$(9,012)	$(20,401)

	At March 31, 2002	At December 31, 2001
	( in thousands)
Current assets	$195,592	$164,723
Property, plant and mine development, net	$1,903,241	$1,921,568
Other assets	$270,339	$241,173
Debt and related interest to partners and affiliate	$256,123	$254,891
Other current liabilities	$202,873	$201,884
Long-term debt-third parties (including current portion)	$935,771	$935,771
Other liabilities	$7,264	$5,758

TVX Newmont Americas

Newmont has a 49.9% interest in TVX Newmont Americas with an equity investment of $171.6 million at March 31, 2002. The principal assets of TVX Newmont Americas are interests in the following operating gold mines in South America and Canada:

Mine	Interest of TVX Newmont Americas	Location
Paracatu	49%	Brazil
Crixas	50%	Brazil
La Coipa	50%	Chile
Musselwhite	31.9%	Canada
New Britannia	50%	Canada

Other Investments

Australian Magnesium Corporation

Newmont has a 22.8% voting interest in Australian Magnesium Corporation (“AMC”). Newmont has an obligation to contribute to AMC approximately $53.3 million in equity between October 31, 2002 and January 31, 2003. Newmont is guarantor of AMC’s foreign exchange hedging position of approximately $124 million, as well as AMC’s A$72 million (approximately $38 million) corporate facility. Newmont provided a $50 million contingency equity commitment in the event the project does not achieve certain specified production and operating criteria by September 2006.

A series of foreign exchange contracts have been entered into by QMC Finance Pty. Limited (“QMC”), a subsidiary of Australian Magnesium Corporation. Under a facility agreement between QMC and ANZ Banking Group Limited, all obligations related to these contracts have been guaranteed by Newmont Australia and certain of its wholly-owned subsidiaries. These transactions are designed to convert the receipt of Euro dollars and US$ revenue from the sale of magnesium into A$ cash flows to cover A$ operating costs and the servicing of A$-denominated debt. The contracts include foreign exchange forward contracts and bought put options. ANZ Banking Group Limited is the counter party to all the contracts. As of March 31, 2002, the fair value of the transactions was approximately US$(6.4) million.

Echo Bay Mines Ltd.

Newmont obtained a 48.8 % interest in Echo Bay through its acquisition of Franco-Nevada. This interest resulted from the conversion of Echo Bay capital securities to equity in conjunction with a reorganization that was completed on April 3, 2002. The investment in Echo Bay was $108.0 million at March 31, 2002.

Infrastructure Bond

During 1996, Normandy entered into a series of contemporaneous transactions whereby infrastructure bonds were issued and sold, resulting in the realization of a premium. This premium is amortized over the life of the bonds and the unamortized balance of the premium at March 31, 2002 was $103.2 million.

(6) Long-Term Debt

With the acquisition of Normandy, NMC increased its debt as detailed in the following schedule:

	March 31, 2002	December 31, 2001
	(in thousands)
Sale-leaseback of refractory ore treatment plant	$309,718	$318,092
Newmont $600 million revolving credit facility	—	—
8.375% debentures, net	199,146	200,583
8.625% notes, due April 1, 2002	150,000	150,000
8.625% notes, net	271,268	272,386
6% convertible subordinated debentures	99,980	99,980
Newmont Australia A$490 million revolving credit facility	170,570	—
Newmont Australia 7.625% notes, net	153,084	—
Newmont Australia 7.5% notes, net	102,222	—
Newmont Yandal 8.875% notes, net	299,772	—
Medium-term notes	32,000	32,000
Newmont Australia infrastructure bonds	94,728	—
Interest rate swaps	1,899	588
Project financings	292,408	208,240

	2,176,795	1,281,869
Current maturities	(440,077)	(192,151)

	$1,736,718	$1,089,718

Scheduled minimum long-term debt repayments are $410 million for the remainder of 2002, $100 million in 2003, $178 million in 2004, $448 million in 2005, $47 million in 2006 and $994 million thereafter.

Newmont Australia has an A$490 million committed revolving multi-option facility with a syndicate of banks. In May 2002, Newmont expects to repay the $170.6 million outstanding under this facility, closing it out, and to increase the Newmont $600 million facility to $750 million, with the addition of a $150 million Australian bank tranche. In 1998, Newmont Australia issued guaranteed $100 million seven year notes at 7.5% interest and $150 million ten year notes at 7.625% interest. Interest is paid semi-annually. At March 31, 2002, Newmont Australia had $90 million outstanding for project financing.

(7) Sales Contracts, Commodity and Derivative Instruments

Newmont has a “no hedging” philosophy and generally sells production at spot market prices. Nevertheless, Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodity and interest rates and foreign currency. Also, in conjunction with the Normandy transaction, Newmont acquired a substantial derivative instrument position. Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties.

Price-Capped Sales Contracts

        In mid-1999, Newmont purchased near-term put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. These contracts expired between August 1999 and December 2000. This purchase was paid for by selling call option contracts for 2.35 million ounces at average strike prices ranging from $350 to $386 per ounce. The initial fair value of the put options of $37.6 million was amortized over the term of the options. The call option contracts, with an initial fair value of $37.6 million, were marked to market at each reporting date. A non-cash gain of $15.6 million was recorded for the three months ended March 31, 2001.

In September 2001, Newmont entered into transactions that closed out these call options. The options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The value of the sales contracts was recorded as deferred revenue and will be included in sales revenue as delivery occurs. As of March 31, 2002, the following price-capped sales contracts were outstanding:

	Ounces	Price-Cap
2005	500,000	$350
2008	1,000,000	$384
2009	600,000	$381
2011	250,000	$392

Prepaid Forward Sales Contracts

In 1999, Newmont entered into a prepaid forward sale contract for approximately 483,333 ounces of gold, with initial proceeds of $137.2 million, for delivery in June 2005, 2006 and 2007. Such proceeds were recorded as deferred revenue and will be recognized in income when the related gold is delivered. Additional proceeds will be determined at each delivery date based on the excess of the then existing market price (not to exceed $380 per ounce) over $300 per ounce. The prepaid forward sale contract also included semi-annual delivery requirements of approximately 17,950 ounces beginning June 2000 through June 2007. Newmont entered into forward purchase contracts at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007 to coincide with these delivery commitments. These contracts have been accounted for as cash flow hedges and at March 31, 2002 had a fair value of $1.9 million.

Offsetting Commodity Instruments

In December 2001, Newmont entered into a series of equal and offsetting positions with respect to commodity instruments for certain Battle Mountain operations that were outstanding at that time. These contracts effectively closed out the combination matched put and call options and flat forward contracts. The offsetting positions were undesignated as hedges and are marked to market in current earnings.

These instruments had offsetting fair values at March 31, 2002. The combination put and call options, covering 169,879 ounces, had a fair value of $6.2 million at March 31, 2001, included in Other long-term assets. The flat forward contracts, covering 56,254 ounces, had a fair value of $2.4 million at March 31, 2001.

Recently Acquired Derivative Instruments

At March 31, 2002, Newmont had the following commodity contracts and financial instruments outstanding that were acquired in the Normandy transaction (expressed in thousands of ounces of gold):

	Expected Maturity Date or Transaction Date							Fair Value
Gold Forward Sales Contracts	2002	2003	2004	2005	2006	There-after	Total/ Average	US$ (000)
(A$ denominated)
Fixed Forwards:
Ounces/Fair Value	950.0	904.4	254.6	—	—	—	2,109.0	$(54,781.6)
Average price	$303.3	$305.2	$324.5	—	—	—	$306.7
Floating Rate Forwards:
Ounces/Fair Value	90.8	391.4	429.0	378.9	475.6	597.5	2,363.2	$(109,576.3)
Average price	$298.3	$315.2	$324.5	$328.9	$334.6	$376.1	$337.7
Synthetic Forwards:
Ounces/Fair Value	—	39.0	80.0	80.0	80.0	160.0	439.0	$(25,210.3)
Average price	—	$295.5	$287.7	$287.7	$287.7	$287.7	$288.4
Total Ounces/Fair Value	1,040.8	1,334.8	763.6	458.9	555.6	757.5	4,911.2	$(189,568.2)

Notes: Prices for contracts denominated in A$ have been translated at the exchange rate on March 31, 2002 of US$0.53 per A$1. For all floating rate instruments in the table above, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments.
Fixed forward sales contracts provide for delivery of a specified number of ounces at a specified price and date and are accounted for as cash flow hedges.

Floating rate forward contracts provide for a gold lease rate component in the price that takes into account market lease rates over the term of the contract. Gold lease rates reflect the borrowing cost for gold. Floating rate forwards have a 2% lease rate allowance and are accounted for as cash flow hedges.
Synthetic forward contracts represent combinations of purchased put options and written call options at the same strike price, maturity date and number of ounces. The combination achieves the same risk management result as gold forward sales contracts.

	Expected Maturity Date or Transaction Date							Fair Value
Put Option Contracts:	2002	2003	2004	2005	2006	There- after	Total/ Average	US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces/Fair Value	152.4	209.1	202.8	204.8	100.0	95.0	964.1	$366.8
Average price	$292.3	$291.9	$292.3	$292.2	$337.9	$410.7	$308.6
A$ Denominated Fixed Purchased Puts:
Ounces/Fair Value	389.6	44.6	50.8	—	—	—	485.0	$(1,763.5)
Average price	$264.0	$295.5	$304.5	—	—	—	$271.1
A$ Denominated Floating Purchased Puts:
Ounces/Fair Value	16.0	62.0	37.0	256.0	68.6	287.3	726.9	$(25,882.4)
Average price	$298.3	$294.4	$293.0	$309.5	$322.7	$324.3	$314.2
Total Ounces/Fair Value	558.0	315.7	290.6	460.8	168.6	382.3	2,176.0	$(27,279.1)

Notes: Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2002 of US$ 0.53 per A$ 1. For all floating rate instruments in the table above, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments.
Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges. Floating forward purchased put option contracts provide for a variable gold lease rate component in the strike price. These options are accounted for as cash flow hedges.

	Expected Maturity Date or Transaction Date							Fair Value
Convertible Put Options and Other Instruments:	2002	2003	2004	2005	2006	There-after	Total/ Average	US$ (000)
A$ Denominated:
Ounces/Fair Value	—	46.0	37.0	81.5	305.8	1,315.0	1,785.3	$(149,363.1)
Average price	—	$293.0	$293.0	$290.9	$304.1	$352.1	$338.3

Notes: Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2002 of US$ 0.53 per A$ 1. For all floating rate instruments in the table above, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments.
Convertible put option contracts and other instruments are comprised of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges; b) Knock- out/knock-in option contracts that are contingent sold call options that either terminate (or knock-out) and maintain upside gold price potential or convert (or knock-in) to sold call options, depending on certain market conditions, and are marked to market with the change reflected in income; c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

Accounting Treatment for Sales Contracts, Commodity and Derivative Instruments

Derivative contracts qualifying as normal purchases and sales are accounted for under deferral accounting. Gains and losses arising from changes in the fair value of the contracts are deferred and the contract price is recognized in income following settlement of the contract by physical delivery of production to the counterparty or physical delivery of purchases by the counterparty to Newmont at contract maturity.

The fair values of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from the sale of production (the “effective portion”), changes in fair value are deferred in Accumulated other comprehensive income (loss) (“OCI”). Amounts deferred in OCI are reclassified to income when the underlying production is sold. The ineffective portion of the change in the fair value of the derivative is recorded in income in each period.

The fair values of derivative contracts qualifying as fair value hedges are reflected as assets or liabilities in the balance sheet. Changes in fair value are recorded in income in each period, consistent with recording the mark-to-market value of the underlying hedged asset or liability in income.

The fair values of all derivative contracts that do not qualify as hedges are reflected as assets or liabilities, with the change in fair value recorded in income each period.

For the three months ended March 31, 2002, a net gain of $15.9 million was included in income for the ineffective portion of derivatives instruments designated as cash flow hedges and a net gain of $3.1 million, for the change in fair value of derivative instruments that do not qualify as hedges (included in Gain on derivative instruments). The amount to be reclassified from OCI to income for derivative instruments during the next 12 months is a credit of approximately $5 million. The maximum period over which hedged forecasted transactions are expected to occur is 9.5 years.

Foreign Currency Contracts

Newmont acquired certain currency swap contracts in the Normandy transaction intended to hedge the currency risk on repayment of US$-denominated debt. These contracts were closed out on April 8, 2002, by entering into offsetting positions. The contracts were accounted for on a mark-to-market basis until closed out. Cash in-flow of approximately $50 million is expected in May 2002 upon settlement of these contracts.

Newmont also acquired currency swap contracts to receive A$ and pay US$ intended to hedge the A$ value of US$-denominated proceeds from the sale of base metals. However, these contracts have been redesignated as hedges of A$-denominated debt and are accounted for as fair value hedges. At March 31, 2002, they had a negative fair value of $33.9 million.

Interest Rate Swap Contracts

In the Normandy transaction, Newmont acquired A$125 million of interest rate swap contracts covering a portion of its US$100 million, 7-year bonds. The net effect of these contracts is the receipt of interest at 7.5% and payment of interest in A$ at 6.54%. Newmont also acquired A$5 million of interest rate swap contracts covering a subsidiary loan. For the quarter ended March 31, 2002, these transactions resulted in a reduction in interest expense of $0.8 million. These transactions have been designated as fair value hedges and had a negative fair value of $1.0 million at March 31, 2002.

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at March 31, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. For the quarter ended March 31, 2002, these transactions resulted in a reduction in interest expense of $1.5 million. These transactions have been designated as fair value hedges and had a negative fair value of $1.9 million and $0.6 million at March 31, 2002 and December 31, 2001, respectively.

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. We also receive US$ fixed interest payments and pay gold lease rates, which are indexed to market rates. This instrument is marked to market at each period end, with the change reflected in income, and at March 31, 2002 had a negative fair value of $44.8 million.

Fuel Hedges

From time to time, Newmont has used certain derivative instruments to hedge a portion of its exposure to fuel price market fluctuations. At March 31, 2002, Newmont had contracts expiring September 2002 covering approximately 5.2 million gallons of diesel fuel at its Nevada operations at prices ranging from approximately $0.61 to $0.69 per gallon. These transactions have been designated as cash flow hedges and had a negative fair value of $0.1 and $1.3 million at March 31, 2002 and December 31, 2001, respectively.

(8) Dividends, Interest, Foreign Currency Exchange and Other Income (Loss)

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Interest income	$2,796	$617
Foreign currency exchange loss	(7,826)	(1,017)
Loss on sale of short-term investments	(368)	—
Gain on sale of exploration properties	153	3,567
Other	985	261

Total	$(4,260)	$3,428

(9) Merger and Restructuring Expenses

In conjunction with the Newmont/Battle Mountain merger, expenses of $28.1 million were incurred in the three months ended March 31, 2001. Total merger expenses of $35.0 million, of which $6.9 million were incurred in 2000, included $19.8 million for investment/professional advisory fees, $11.7 for employee benefits and severance costs and $3.5 million for office closures and related disposals of redundant assets. Expenses associated with restructuring Newmont’s exploration program and a voluntary early retirement program were $32.4 million and included $22.1 million for retirement benefits and $10.3 million for employee severance and office closures.

(10) Accounting Changes

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, ‘‘Business Combinations” and ‘‘Goodwill and Other Intangible Assets,’’ respectively. The adoption of these standards on January 1, 2002 did not impact Newmont’s historical financial statements or results of operations. As previously noted, the 2002 acquisitions of Normandy and Franco-Nevada were accounted for as purchases and $2.5 billion of the $4.3 billion purchase price represents goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as prescribed by SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations,’’ that established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when Newmont will record the estimated present value of reclamation liabilities and increase the carrying amount of the related assets. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. Newmont is in the process of quantifying the effect of adoption on January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ which established a single accounting model, based on the framework of SFAS No. 121, ‘‘Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,’’ for long-lived assets to be disposed of by sale. The statement was effective for fiscal years beginning after December 15, 2001, and there was no impact upon adoption.

Effective January 1, 2001, Newmont adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to recognize derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Unless specific hedging criteria are met, changes in the derivative’s fair value are recognized currently in earnings. Gains and losses on derivative hedging instruments are recorded in either other comprehensive income (loss) or current earnings (loss), depending on the nature of the instrument.

(11) Stockholders’ Equity

Exchangeable Shares

In connection with the acquisition of Franco-Nevada, certain holders of Franco-Nevada common stock received 0.8 of an exchangeable share of Franco-Nevada (known as Newmont Mining Corporation of Canada Limited) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividend and other rights economically equivalent to holders of Newmont common stock. At March 31, 2002, the value of these shares was included in Additional paid-in capital.

Preferred Stock

In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 convertible preferred stock as of May 15, 2002. Pursuant to the terms of the convertible preferred stock, Newmont will pay a redemption price of $50.325 per share, plus $0.8125 per share in respect of all dividends that will have accrued on the convertible preferred stock at the redemption date. In settlement of the total redemption price of $51.1375 per share, Newmont will issue to holders of record 1.9187 shares of its common stock. This redemption will eliminate $7.5 million of annual preferred stock dividends prospectively.

(12) Statement of Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net loss	$(8,991)	$(37,246)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable equity securities	10,978	(4,289)
Foreign currency translation adjustments	836	(646)
Changes in fair value of cash flow hedge instruments	22,959	278

Total other comprehensive income (loss)	34,773	(4,657)

Other comprehensive income (loss)	$25,782	$(41,903)

(13) Segment Information

Newmont predominantly operates in a single industry as a worldwide corporation engaged in gold production, exploration for gold and acquisition of gold properties. Newmont’s major operations are in North America, South America and Australia. Other mining operations include small gold producing properties in New Zealand, Indonesia, Uzbekistan and Turkey. Newmont also has a base metal operations segment engaged in copper, zinc and cobalt production and a merchant banking segment. Earnings from operations do not include general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments). Financial information relating to Newmont’s segments is as follows:

Three Months Ended March 31, 2002
(in millions)
	North America	South America[1]	Australia	Base Metals	Other Mining Operations	Merchant Banking	Corporate and Other	Consolidated
Sales	$212.2	$160.1	$71.7	$11.5	$37.2	$—	$—	$492.7
Royalties	$—	$—	$—	$—	$—	$3.2	$—	$3.2
Interest income	$—	$0.1	$1.6	$—	$—	$0.8	$0.3	$2.8
Interest expense	$0.1	$3.0	$5.2	$—	$0.5	$0.2	$18.4	$27.4
Depreciation,depletion and amortization	$36.5	$38.8	$16.9	$0.8	$8.3	$1.6	$2.3	$105.2
Pre-tax income (loss) before
minority interest and equity loss	$(1.3)	$32.0	$10.1	$(3.4)	$6.1	$4.3	$(42.0)	$5.8
Significant non-cash items:
Amortization of capitalized mining	$7.5	$—	$—	$—	$—	$—	$—	$7.5
Capital expenditures	$13.4	$26.6	$7.4	$1.6	$2.7	$—	$1.6	$53.3

*Not reduced for minority interest

Three Months Ended March 31, 2001
(in millions)
	North America	South America[1]	Australia	Base Metals	Other Mining Operations[2]	Merchant Banking	Corporate and Other	Consolidated
Sales	$231.5	$141.5	$7.4	$—	$43.7	$—	$—	$424.1
Interest income	$—	$0.2	$—	$—	$—	$—	$0.4	$0.6
Interest expense	$0.1	$1.3	$—	$—	$0.3	$—	$18.6	$20.3
Depreciation and amortization	$39.1	$24.9	$1.1	$—	$8.5	$—	$1.6	$75.2
Pre-tax income (loss) before
minority interest and equity loss	$21.1	$42.8	$3.1	$—	$15.1	$—	$(97.6)	$(15.5)
Significant non-cash items:
Amortization of capitalized mining	$5.7	$—	$—	$—	$3.9	$—	$—	$9.6
Capital expenditures	$26.0	$67.3	$0.9	$—	$0.9	$—	$4.7	$99.8

1Not reduced for minority interest.
2Other mining operations include Indonesia and Uzbekistan.

Newmont operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Batu Hijau financial information, based on U.S. generally accepted accounting principles, was as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions)
Sales	$93.1	$91.8
Interest expense	$18.0	$32.7
Depreciation and depletion	$27.6	$22.0
Net loss	$(11.0)	$(27.4)
Capital expenditures	$40.9	$31.9
Total assets	$2,237.3	$2,196.8

Newmont’s first quarter equity loss for Batu Hijau was $1.2 million and $4.4 million for 2002 and 2001, respectively. For 2002, the loss was based on 56.25% of Batu Hijau’s net loss, adjusted for the elimination of $1.1 million of inter-company interest, $2.7 million of inter-company management fees, and amortization adjustments of $1.1 million. For 2001, the loss was based on 56.25% of Batu Hijau’s net loss, adjusted for the elimination of $7.2 million of inter-company interest, $2.6 million of inter-company management fees, and amortization adjustments of $1.2 million.

(14) Contingencies

(a) Reclamation Obligations

Newmont’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Newmont conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. Newmont has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2002 and December 31, 2001, $228.9 million and $128.4 million, respectively, was accrued for reclamation costs relating to currently producing mineral properties.

In addition, Newmont is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. Newmont believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon Newmont’s best estimate of its liability for these matters, $59.7 million and $57.3 million was accrued for such obligations at March 31, 2002 and December 31, 2001, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, Newmont believes that it is reasonably possible that the liability for these matters could be as much as 50% greater or 30% lower than the amount accrued. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised. Details about certain of the more significant sites involved are discussed below.

Idarado Mining Company (“Idarado”) — 80.1% owned

In July 1992, Newmont and Idarado signed a consent decree with the State of Colorado (“State”) that was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), generally referred to as the “Superfund Act.”

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

Resurrection Mining Company (“Resurrection”) — 100% owned

Newmont, Resurrection and other defendants were named in lawsuits filed by the State of Colorado, under the Superfund Act in 1983, and subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency (“EPA”) in 1986.

These proceedings sought to compel the defendants to remediate the impacts of pre-existing, historic mining activities near Leadville, Colorado which date back to the mid-1800’s, and which the government agencies claim are causing substantial environmental problems in the area.

In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site and the defendants have collectively implemented those orders by constructing a water treatment plant, which was placed in operation in early 1992. Remaining remedial work for this area primarily consists of water treatment plant operation and continuing environmental monitoring and maintenance activities. Newmont and Resurrection are currently responsible for 50 percent of these costs; their share of such costs could increase in the event other defendants become unable to pay their share of such costs.

The parties also have entered into a consent decree with respect to the remaining areas at the site, which apportions liabilities and responsibilities for these areas. The EPA has approved remedial actions for selected components of Resurrection’s portion of the site, which were initiated in 1995. The EPA has not yet selected the final remedy for the site. Accordingly, Newmont cannot yet determine the full extent or cost of its share of the remedial action that will be required. The government agencies may also seek to recover for damages to natural resources. In March 1999, the parties entered into a Memorandum of Understanding (“MOU”) to facilitate the settlement of natural resources damages claims under CERCLA for the upper Arkansas River Basin. The MOU provides a structure for evaluation of damages and possible restoration activities that may be required if it is concluded such damages have occurred.

Dawn Mining Company LLC (“Dawn”) — 51% owned

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

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under CERCLA, and the EPA has initiated a remedial investigation/feasibility study under CERCLA to determine environmental conditions and remediation options at the site.

The EPA has asserted that Dawn and Newmont are liable for reclamation or remediation work and costs at the mine. Dawn does not have sufficient funds to pay for the reclamation plan it proposed or for any alternate plan, or for any additional remediation work or costs at the mine. Newmont will vigorously contest any claims as to its liability. Newmont cannot reasonably predict the likelihood or outcome of any future action against Dawn or Newmont arising from this matter.

In late 1999, Dawn initiated state approval for a revised mill closure plan that, if implemented, would expedite the reclamation process at the mill. The State of Washington has approved this revised plan. The currently approved plan for the mill is secured by a $14.1 million bond, which is guaranteed by Newmont.

San Luis, Colorado — 100% owned

The San Luis open-pit gold mine in southern Colorado was operated by a subsidiary of Battle Mountain and ceased operations in November 1996. Since then substantial closure and reclamation work has been performed. In August 1999, the Colorado Department of Public Health and Environment (“CDPHE”) issued a notice of violation of the Water Quality Control Act and in October 1999 amended the notice to authorize operation of a water treatment facility and the discharge of treated water. Battle Mountain has made all submittals required by the CDPHE notice and conducted the required response activities. Battle Mountain negotiated a settlement with CDPHE resolving alleged violations that was effective September 1, 2000. In October 2000, the CDPHE received an “Application for Reconsideration of Order for Civil Penalty” filed by project opponents, seeking to appeal the terms of the settlement. The application was denied by CDPHE. Project opponents have filed a judicial appeal in the District Court for Costilla County, Colorado, naming the CDPHE as defendant. Battle Mountain has intervened in the appeal to protect its interests in the settlement. Newmont cannot reasonably predict the likelihood or outcome of this or any future action against Battle Mountain or Newmont relating to this site.

(b) Other

In June 2000, a transport contractor of Minera Yanacocha spilled approximately 151 kilograms of mercury near the town of

Choropampa, Peru, which is located 53 miles southwest of the mine. Mercury is a byproduct of gold mining and was sold to a Lima firm for use in medical instrumentation and industrial applications. A comprehensive health and environmental remediation program was undertaken by Minera Yanacocha. In August 2000, Minera Yanacocha paid under protest a fine of 1,740,000 soles (approximately US$500,000) to the Peruvian government. Minera Yanacocha entered into agreements with a number of individuals impacted by the incident. In addition, it has entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident. On September 10, 2001, Minera Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the mercury spill incident. Neither Newmont nor Minera Yanacocha can reasonably predict the likelihood of any additional expenditures related to this matter.

In a Federal Court action brought by the Australian Securities and Investment Commission, (“ASIC”), against Yandal Gold Pty Ltd., a subsidiary of Newmont Australia Ltd., the judge found that the defendants violated the Australian Corporations Law and ordered payment by Edensor Nominees Pty. Ltd. (“Edensor”) to ASIC of A$28.5 million for distribution to former Yandal Operations Limited shareholders. An appeal by Edensor to the Full Court of the Federal Court, to which Normandy Australia Ltd. became a party on the application of ASIC, was allowed on the basis that the Federal Court lacked jurisdiction to make the order. This decision was successfully appealed to the High Court, which decided that the Full Federal Court was wrong. The High Court held that the Federal Court did have jurisdiction to hear and determine the matter and make orders under the Australian Corporations Law. The High Court sent the matter back to the Full Federal Court, which rejected Edensor’s appeal on the merits. Baring any additional appeal, Edensor will be obligated to pay the A$28.5 million. Newmont Australia Ltd. previously agreed to pay half of this amount.

(15) Condensed Consolidating Financial Statements

The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements associated with certain debt covenant obligations:

Consolidating Statement of Operations (in millions)	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated

Three Months Ended March 31, 2002
Sales and other income
Sales – gold	$—	$404.0	$77.2	$—	$481.2
Sales – base metals	—	—	11.5	—	11.5
Royalties	—	—	3.4	(0.2)	3.2
Dividends, interest and other income—intercompany	—	0.5	2.6	(3.1)	—
Dividends, interest, foreign currency exchange and other income (loss)	—	0.7	(5.0)	—	(4.3)

	—	405.2	89.7	(3.3)	491.6

Costs and Expenses
Costs of sales	—	268.3	71.3	(0.4)	339.2
Depreciation, depletion and amortization	—	80.7	24.5	—	105.2
Exploration and research	—	9.4	2.4	—	11.8
General and administrative	—	15.9	4.5	—	20.4
Interest expense – intercompany	—	—	2.9	(2.9)	—
Interest, net	—	22.3	7.9	(2.9)	27.3
Other	—	3.1	(2.2)	—	0.9

	—	399.7	111.3	(6.2)	504.8

Operating income (loss)	—	5.5	(21.6)	2.9	(13.2)

Gain on derivative instruments	—	—	19.0	—	19.0

Pre-tax income (loss) before minority interest and equity loss	—	5.5	(2.6)	2.9	5.8

Income tax expense	—	(1.0)	(0.1)	—	(1.1)
Minority interest in income of affiliate	—	(10.7)	(1.3)	(0.5)	(12.5)
Equity loss of affiliate	(9.0)	(1.2)	(0.6)	9.6	(1.2)

Net income (loss)	$(9.0)	$(7.4)	$(4.6)	$12.0	$(9.0)

Preferred stock dividend	(1.9)	—	—	—	(1.9)

Net loss applicable to common shares	$(10.9)	$(7.4)	$(4.6)	$12.0	$(10.9)

Consolidating Statement of Operations (in millions)	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated

Three Months Ended March 31, 2001
Sales and other income
Sales – gold	$—	$424.1	$—	$—	$424.1
Dividends, interest and other income—intercompany	—	—	—	—	—
Dividends, interest, foreign currency exchange and other income (loss)	—	3.4	—	—	3.4

	—	427.5	—	—	427.5

Costs and Expenses
Costs of sales	—	267.9	—	—	267.9
Depreciation, depletion and amortization	—	75.2	—	—	75.2
Exploration and research	—	15.3	—	—	15.3
General and administrative	—	15.9	—	—	15.9
Interest, net	—	20.3	—	—	20.3
Merger and restructuring	—	60.5	—	—	60.5
Other	—	3.5	—	—	3.5

	—	458.6	—	—	458.6

Operating loss	—	(31.1)	—	—	(31.1)

Gain on derivative instruments	—	15.6	—	—	15.6

Pre-tax loss before minority interest and equity loss	—	(15.5)	—	—	(15.5)

Income tax expense	—	(2.5)	—	—	(2.5)
Minority interest in income of affiliates	—	(14.8)	—	—	(14.8)
Equity loss of affiliate	—	(4.4)	—	—	(4.4)

Net loss	$—	$(37.2)	$—	$—	$(37.2)

Preferred stock dividend	—	(1.9)	—	—	(1.9)

Net loss applicable to common shares	$—	$(39.1)	$—	$—	$(39.1)

Consolidating Balance Sheets (in millions)	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
At March 31, 2002
Assets
Cash and cash equivalents	$—	$293.6	$218.0	$—	$511.6
Short-term investments	—	7.2	10.7	—	17.9
Accounts receivable	(132.0)	71.6	110.9	0.3	50.8
Inventories	—	388.2	121.7	(0.3)	509.6
Marketable securities of Lihir	—	84.0	—	—	84.0
Prepaid taxes	—	13.3	—	—	13.3
Derivative instruments	—	—	20.9	—	20.9
Current portion of deferred income tax assets	—	9.6	20.1	—	29.7
Other current assets	—	54.3	(77.1)	159.5	136.7

Current assets	(132.0)	921.8	425.2	159.5	1.374.5

Property, plant and mine development, net	—	2,163.1	2,169.5	—	4 332.6
Investments	—	583.3	754.1	(330.3)	1,007.1
Investment in subsidiaries	4,436.7	—	—	(4,436.7)	—
Long-term inventory	—	83.4	8.5	—	91.9
Derivative instruments	—	2.1	48.7	—	50.8
Goodwill	—	—	2,506.9	—	2,506.9
Intangible assets	—	—	46.0	—	46.0
Deferred income tax assets	—	393.9	87.5	—	481.4
Other long-term assets	—	89.5	505.0	(460.2)	134.3

Total assets	$4,304.7	$4,237.1	$6,563.1	$(5,067.7)	$10,025.5

Liabilities
Current portion of long-term debt	$—	$205.9	$234.2	$—	$440.1
Accounts payable	—	69.4	16.2	(0.3)	85.3
Current portion of deferred income tax liabilities	—	7.9	15.5	—	23.4
Derivative instruments	—	—	124.3	—	124.3
Other accrued liabilities	(339.5)	402.0	90.0	159.8	312.3

Current liabilities	(339.5)	685.2	480.2	159.5	985.4

Long-term debt	—	1,051.1	685.6	—	1,736.7
Reclamation and remediation liabilities	—	182.3	79.5	—	261.8
Deferred revenue from sale of future production	—	191.0	—	—	191.0
Derivative instruments	—	2.1	368.2	—	370.3
Deferred income tax liabilities	—	134.4	437.3	—	571.7
Employee related benefits	—	147.3	1.1	—	148.4
Other long-term liabilities	460.2	88.7	126.3	(460.2)	215.0

Total liabilities	120.7	2,482.1	2,178.2	(300.7)	4,480.3

Contingencies (Notes 5, 7 and 14)

Minority interest in affiliates	—	261.1	368.8	(330.2)	299.7

Stockholders’ equity
Convertible preferred stock	11.5	11.5	—	(11.5)	11.5
Common stock	537.1	314.3	—	(314.3)	537.1
Additional paid-in capital	3,918.6	1,462.3	3,989.7	(4,394.0)	4,976.6
Accumulated other comprehensive income (loss)	19.4	5.0	18.0	(19.4)	23.0
Retained earnings (deficit)	(302.6)	(299.2)	(3.3)	302.4	(302.7)

Total stockholders’ equity	4,184.0	1,493.9	4,004.4	(4,436.8)	5,245.5

Total liabilities and stockholders’ equity	$4,304.7	$4,237.1	$6,551.4	$(5,067.7)	$10,025.5

Consolidating Balance Sheets (in millions)	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated

At December 31, 2001
Assets
Cash and cash equivalents	$—	$149.4	$—	$—	$149.4
Short-term investments	—	8.2	—	—	8.2
Accounts receivable	—	19.1	—	—	19.1
Inventories	—	384.2	—	—	384.2
Marketable securities of Lihir	—	66.9	—	—	66.9
Prepaid taxes	—	29.2	—	—	29.2
Current portion of deferred income tax assets	—	9.6	—	—	9.6
Other current assets	—	42.9	—	—	42.9

Current assets	—	709.5	—	—	709.5

Property, plant and mine development, net	—	2,207.0	—	—	2,207.0
Investment in affiliated companies	—	559.8	—	—	559.8
Long-term inventory	—	92.7	—	—	92.7
Deferred income tax assets	—	398.4	—	—	398.4
Other long-term assets	—	95.0	—	—	95.0

Total assets	$—	$4,062.4	$—	$—	$4,062.4

Liabilities
Current portion of long-term debt	$—	$192.2	$—	$—	$192.2
Accounts payable	—	80.9	—	—	80.9
Current portion of deferred income tax liabilities	—	7.9	—	—	7.9
Other accrued liabilities	—	204.8	—	—	204.8

Current liabilities	—	485.8	—	—	485.8

Long-term debt	—	1,089.7	—	—	1,089.7
Reclamation and remediation liabilities	—	176.9	—	—	176.9
Deferred revenue from sale of future production	—	191.0	—	—	191.0
Deferred income tax liabilities	—	133.6	—	—	133.6
Employee related benefits	—	156.8	—	—	156.8
Other long-term liabilities	—	97.1	—	—	97.1

Total liabilities	—	2,330.9	—	—	2,330.9

Contingencies (Notes 5, 7 and 14)

Minority interest in affiliates	—	251.5	—	—	251.5

Stockholders’ equity
Convertible preferred stock	—	11.5	—	—	11.5
Common stock	—	313.9	—	—	313.9
Additional paid-in capital	—	1,458.4	—	—	1,458.4
Accumulated other comprehensive income (loss)	—	(12.0)	—	—	(12.0)
Retained deficit	—	(291.8)	—	—	(291.8)

Total stockholders’ equity	—	1,480.0	—	—	1,480.0

Total liabilities and stockholders’ equity	$—	$4,062.4	$—	$—	$4,062.4

Statement of Consolidating Cash Flows (in millions)	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated

Three Months Ended March 31, 2002
Operating activities
Net income (loss)	$(9.0)	$(9.7)	$0.7	$9.0	$(9.0)
Adjustments to reconcile net loss to net cash provided by operating activities	—	94.0	20.1	—	114.1
Change in working capital	—	(33.2)	0.7	—	(32.5)

Net cash (used in) provided by operating activities	(9.0)	51.1	21.5	9.0	72.6

Investing activities
Additions to property, plant and mine development	—	(42.4)	(10.9)	—	(53.3)
Proceeds from sale of short-term investments	—	—	406.7	—	406.7
Net cash effect of acquisitions	—	—	(18.3)	—	(18.3)
Investments in affiliates and Other	9.0	(24.5)	—	(9.0)	(24.5)

Net cash provided by (used in) investing activities	9.0	(66.9)	377.5	(9.0)	310.6

Financing activities:
Net borrowings (repayments)	—	(23.7)	(1.1)	—	(24.8)
Dividends paid on common and preferred stock	(13.8)	—	—	—	(13.8)
Proceeds from stock issuance and Other	13.8	183.3	(181.3)	—	15.8

Net cash provided by (used in) financing activities	—	159.6	(182.4)	—	(22.8)

Effect of exchange rate changes on cash	—	0.3	1.4	—	1.7

Net change in cash and cash equivalents	—	144.1	218.0	—	362.1
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$293.5	$218.0	$—	$511.5

Statement of Consolidating Cash Flows (in millions)	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated

Three Months Ended March 31, 2001
Operating activities
Net loss	$—	$(37.3)	$—	$—	$(37.3)
Adjustments to reconcile net loss to net cash provided by operating activities	—	85.3	—	—	85.3
Change in working capital	—	(29.5)	—	—	(29.5)

Net cash provided by operating activities	—	18.5	—	—	18.5

Investing activities:
Additions to property, plant and mine development	—	(99.8)	—	—	(99.8)
Proceeds from assets sales and Other	—	9.0	—	—	9.0

Net cash used in investing activities	—	(90.8)	—	—	(90.8)

Financing activities:
Net borrowings (repayments)	—	3.4	—	—	3.4
Dividends paid on common and preferred stock	—	(7.7)	—	—	(7.7)
Proceeds from stock issuance and Other	—	39.7	—	—	39.7

Net cash provided by financing activities	—	35.4	—	—	35.4

Effect of exchange rate changes on cash	—	6.5	—	—	6.5

Net change in cash and cash equivalents	—	(30.4)	—	—	(30.4)
Cash and cash equivalents at beginning of period	—	77.6	—	—	77.6

Cash and cash equivalents at end of period	$—	$47.2	$—	$—	$47.2

(16) Supplementary Data

The ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred stock dividends for the three months ended March 31, 2002 was 1.2 and 1.0, respectively. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Newmont guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

(17) Subsequent Event

On April 2, 2002, Newmont sold its 9.7 % equity holding in Lihir Gold Limited through a block trade to Macquarie Equity Capital Markets Limited in Australia for approximately $84 million. Accordingly, a pre-tax gain of approximately $47 million will be recognized in the quarter ending June 30, 2002.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont”). The discussion should be read in conjunction with Management’s Discussion and Analysis included in Newmont’s Annual Report on Form 10-K.

On February 13, 2002, Newmont stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions described below and to create a flexible corporate structure. Newmont merged with an indirect wholly-owned subsidiary that resulted in Newmont (or old Newmont) becoming a direct wholly-owned subsidiary of a new holding company. The new holding company, previously a direct, wholly-owned subsidiary of old Newmont, was renamed Newmont Mining Corporation. There was no impact to the consolidated financial statements of Newmont as a result of this restructuring and former stockholders of old Newmont became stockholders of the new holding company.

In November 2001, Newmont announced proposed acquisitions of Normandy Mining Limited (“Normandy”), an Australian company, and Franco-Nevada Mining Corporation Limited (“Franco-Nevada”), a Canadian company. On February 16, 2002, Newmont completed the acquisition of Franco-Nevada pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy through an off-market bid for all of the ordinary shares in the capital of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received binding tenders for more than 50% of the shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying financial statements from February 16, 2002 forward. On February 26, 2002, when the off-market bid for Normandy expired, Newmont had a relevant interest in more than 96% of Normandy’s outstanding shares. NMC exercised their compulsory acquisition rights under Australian law to acquire the remaining shares of Normandy in April 2002.

Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depositary receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia. Pursuant to a Canadian Plan of Arrangement, Newmont acquired Franco-Nevada in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of NMC common stock or 0.8 of a Canadian exchangeable share (exchangeable for NMC common), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to NMC common shares. The purchase price for these acquisitions totaled $4.3 billion, comprised of 197.4 million NMC shares (or share equivalents), $462.1 million in cash and approximately $90 million of direct costs. The value of NMC shares (or share equivalents) was $19.01 per share based on the average market price of the shares over the two-day period before and after January 2, 2002, the last trading day before the final and revised terms for the acquisitions were announced.

The acquisitions were accounted for using the purchase method whereby assets and liabilities were recorded at fair market value as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. As described in Note (2), we have allocated the purchase price to assets and liabilities on a preliminary basis and expect to finalize the allocation following completion of an independent appraisal process by the end of the second quarter.

Goodwill of $2.5 billion was assigned to assets acquired and will not be amortized. Goodwill is subject to a determination of fair value at least annually and at such times as events or circumstances indicate impairment has occurred. We expect that approximately $70 million of after-tax synergies will be realized in the first full year of operations, increasing to approximately $90 million by the end of the second full year. Such synergies will be obtained from the rationalization of corporate overhead and exploration and development budgets as well as operating efficiencies and costs reductions associated with procurement, interest and tax benefits.

Following the February 2002 acquisitions, Normandy was renamed Newmont Australia Limited and Franco-Nevada was renamed Newmont Mining Corporation of Canada Limited. Old Newmont was renamed Newmont USA Limited.

In January 2001, Newmont completed a merger with Battle Mountain Gold Company, where each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly- owned subsidiary of Battle Mountain) was converted into the right to receive 0.105 share of NMC stock, or approximately 24.1 million shares. The transaction was accounted for as a pooling of interests and as such, consolidated financial statements include Battle Mountain’s financial data as if Battle Mountain had always been part of Newmont.

SUMMARY

Newmont recorded a net loss to common shares of $10.9 million ($0.04 per share) in the first quarter 2002 compared with a net loss of $39.1 million ($0.20 per share) in the first quarter of 2001. The first quarter of 2002 included, net of tax, a $12.3 million ($0.04 per share) for non-cash gains on derivative instruments. The first quarter of 2001 included, net of tax, $43.7 million ($0.23 per share) for merger and restructuring and $10.1 million ($0.05 per share) for a non-cash unrealized mark-to-market gain on call option contracts. Total equity gold sales, total cash costs and average realized gold prices were as follows:

	Three Months Ended March 31,
	2002	2001
Equity gold sales ounces (000)	1,465	1,422
Total cash costs per ounce	$196	$171
Total costs per ounce	$262	$220
Average price realized per ounce	$291	$264

For the full year 2002 and based on our current asset base portfolio, equity gold sales are forecast at 7.5 million ounces at a total cash cost of approximately $180 per ounce and projected net income to common shares is between $0.40 and $0.50 per share, assuming current gold prices and excluding any gains or losses on derivative instruments.

MARKET CONDITIONS AND RISKS

METAL PRICE

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999, recovered moderately throughout 2001 and has recently increased to over $300 per ounce. Changes in the market price of copper also affect Newmont’s profitability and cash flow from its Batu Hijau mine in Indonesia and its Golden Grove mine in Australia.

Newmont generally sold its production at market prices and has used a limited number of commodity instruments to provide a measure of price protection. In conjunction with the Normandy transaction, we acquired a substantial derivative instrument position. The tables are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate at March 31, 2002 of US$ 0.53 per A$ 1.

	Expected Maturity Date or Transaction Date							Fair Value
Gold Forward Sales Contracts	2002	2003	2004	2005	2006	There- after	Total/ Average	US$ (000)
(A$ denominated)
Fixed Forwards:
Ounces/Fair Value	950.0	904.4	254.6	—	—	—	2,109.0	$(54,781.6)
Average price	$303.3	$305.2	$324.5	—	—	—	$306.7
Floating Rate Forwards:
Ounces/Fair Value	90.8	391.4	429.0	378.9	475.6	597.5	2,363.2	$(109,576.3)
Average price	$298.3	$315.2	$324.5	$328.9	$334.6	$376.1	$337.7
Synthetic Forwards:
Ounces/Fair Value	—	39.0	80.0	80.0	80.0	160.0	439.0	$(25,210.3)
Average price	—	$295.5	$287.7	$287.7	$287.7	$287.7	$288.4
Total Ounces/Fair Value	1,040.8	1,334.8	763.6	458.9	555.6	757.5	4,911.2	$(189,568.2)

Notes: Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2002 of US$0.53 per A$1. For all floating rate instruments in the table above, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments.
Fixed forward sales contracts provide for delivery of a specified number of ounces at a specified price and date and are accounted for as cash flow hedges.
Floating rate forward contracts provide for a gold lease rate component in the price that takes into account market lease rates over the term of the contract. Gold lease rates reflect the borrowing cost for gold. Floating rate forwards have a 2% lease rate allowance and are accounted for as cash flow hedges.
Synthetic forward contracts represent combinations of purchased put options and written call options at the same strike price, maturity date and number of ounces. The combination achieves the same risk management result as gold forward sales contracts.

	Expected Maturity Date or Transaction Date							Fair Value
Put Option Contracts:	2002	2003	2004	2005	2006	There- after	Total/ Average	US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces/Fair Value	152.4	209.1	202.8	204.8	100.0	95.0	964.1	$366.8
Average price	$292.3	$291.9	$292.3	$292.2	$337.9	$410.7	$308.6
A$ Denominated Fixed Purchased Puts:
Ounces/Fair Value	389.6	44.6	50.8	—	—	—	485.0	$(1,763.5)
Average price	$264.0	$295.5	$304.5	—	—	—	$271.1
A$ Denominated Floating Purchased Puts:
Ounces/Fair Value	16.0	62.0	37.0	256.0	68.6	287.3	726.9	$(25,882.4)
Average price	$298.3	$294.4	$293.0	$309.5	$322.7	$324.3	$314.2
Total Ounces/Fair Value	558.0	315.7	290.6	460.8	168.6	382.3	2,176.0	$(27,279.1)

Notes: Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2002 of US$ 0.53 per A$ 1. For all floating rate instruments in the table above, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments. Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges. Floating forward purchased put option contracts provide for a variable gold lease rate component in the strike price. These options are accounted for as cash flow hedges.

	Expected Maturity Date or Transaction Date							Fair Value
Convertible Put Options and Other Instruments:	2002	2003	2004	2005	2006	There- after	Total/ Average	US$ (000)
A$ Denominated:
Ounces/Fair Value	—	46.0	37.0	81.5	305.8	1,315.0	1,785.3	$(149,363.1)
Average price	—	$293.0	$293.0	$290.9	$304.1	$352.1	$338.3

Notes: Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2002 of US$ 0.53 per A$ 1. For all floating rate instruments in the table above, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments. Convertible put option contracts and other instruments are comprised of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges; b) Knock- out/knock-in option contracts that are contingent sold call options that either terminate (or knock-out) and maintain upside gold price potential or convert (or knock-in) to sold call options, depending on certain market conditions, and are marked to market with the change reflected in income; c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. We also receive US$ fixed interest payments and pays gold lease rates, which are indexed to spot prices. This instrument is marked to market at the end of each period, with the change reflected in income, and at March 31, 2002, the fair value was a negative $44.8 million.

Foreign Currency

In addition to the U.S., Newmont conducts gold operations in Australia, Peru, Indonesia, Canada, Uzbekistan, Bolivia and Turkey. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost and debt structures at these operations are also primarily U.S. dollar denominated, except for Canadian operations where such structures are primarily denominated in local currencies. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation since local salaries and supply contracts will decrease against the U.S. dollar revenue stream. Foreign currency exchange rate gains/(losses) related to Canadian operations were $0.6 million and ($1.0) million in the quarter ended March 31, 2002 and 2001, respectively.

At March 31, 2002, Newmont had the following foreign currency contracts outstanding. Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2002 of US$ 0.53 to A$ 1.

	Expected Maturity Date or Transaction Date
A$/US$ Currency Exchange Contracts:	2002	2003	2004	2005	2006	There- after	Total/ Average	Fair Value @ 3/31/02 US$ (000)
Notional Amounts US$ (000)	$(35,386)	$(53,200)	$(56,112)	$(30,700)	—	—	$(175,398)	$(34,067)
Average Exchange Rate (US$ per A$1)	0.675	0.643	0.646	0.669	—	—	0.655	—
A$/US$ Cross Currency Swaps
US$ (000) Principal	—	—	—	—	—	$250,000	$250,000	$46,870

Newmont acquired currency swap contracts as part of the Normandy acquisition to receive A$ and pay US$ intended to hedge the A$ value of US$-denominated proceeds from the sale of base metals. However, these contracts have been redesignated as hedges of A$-denominated debt and are accounted for as fair value hedges.

Newmont also acquired certain currency swap contracts as part of the Normandy acquisition intended to hedge the currency risk on repayment of US$-denominated debt. These contracts were closed at April 8, 2002, by entering into offsetting positions. The contracts were accounted for on a mark-to-market basis until closed out. Cash in-flow of approximately $50 million is expected in May 2002 upon settlement of these contracts.

At March 31, 2002, Newmont Australia had a revolving line of credit denominated in A$ with a balance of approximately A$320 million (US$170.6 million). We intend to completely pay down the line of credit during the second quarter of 2002.

Interest Rate Swaps

In the Normandy transaction, Newmont acquired A$125 million of interest rate swap contracts covering a portion of Newmont Australia’s US$100 million, 7-year bonds. The net effect of these contracts is the receipt of interest in US$ at 7.5% and payment of interest in A$ at 6.54%. Newmont also acquired A$5 million of interest rate swap contracts covering a subsidiary loan. For the quarter ended March 31, 2002, these transactions resulted in a reduction in interest expense of $0.8 million and the contracts had a negative fair value of $1.0 million at March 31, 2002.

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% or 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at March 31, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. For the quarter ended March 31, 2002, these transactions resulted in a reduction in interest expense of $1.5 million. These transactions have been designated as fair value hedges and had a negative fair value of $1.9 million and $0.6 million at March 31, 2002 and December 31, 2001, respectively.

RESULTS OF OPERATIONS

GOLD SALES AND TOTAL CASH COSTS

	Equity Ounces		Total Cash Costs
	Three Months Ended March 31,
	2002	2001	2002	2001
	(in thousands; $ per equity ounce)
North America:
Nevada	606.1	729.6	$239	$200
Mesquite, California	15.5	39.5	156	211
La Herradura, Mexico	15.6	12.7	183	151
Golden Giant, Canada	62.3	71.6	215	189
Holloway, Canada	27.9	23.0	194	192

Total/Weighted Average	727.4	876.4	232	199

South America:
Yanacocha, Peru	248.1	238.9	137	106
Kori Kollo, Bolivia	60.6	60.5	163	200

Total/Weighted Average	308.7	299.4	142	125

Australia:
Kalgoorlie	41.1	—	214	—
Yandal	87.1	—	198	—
Tanami	53.5	—	196	—
Pajingo	57.0	30.2	72	95

Total/Weighted Average	238.7	30.2	170	95

Other Operations:
Minahasa, Indonesia	41.8	115.0	183	111
Zarafshan-Newmont, Uzbekistan	52.4	49.7	143	141
Martha, New Zealand	14.5	—	185	—
Ovacik, Turkey	16.8	—	155	—

Total/Weighted Average	125.5	164.7	163	120

Equity Investments:
Batu Hijau, Indonesia	40.3	51.6	n/a	n/a

TVX Newmont Americas	24.2	—	n/a	n/a

Newmont Total/Weighted Average	1,464.8	1,422.3	$196	$171

Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. Batu Hijau costs are reported per pound of copper, with gold revenue as an offsetting by-product credit and are excluded from cost per ounce calculations.

Reconciliation of Costs of sales to total cash costs per ounce:

Three Months Ended March 31,
(in millions)
Costs of sales per financial statements	$339.2
Minority interest in Yanacocha	(35.7)
Minority interest in Kori Kollo	(1.4)
Minority interest in Tanami	(1.8)
Base metal operations.	(14.2)
Noncash inventory purchase accounting adjustment	(6.8)
Reclamation accruals	(4.8)

Total cash costs used in per ounce calculations.	$274.5

Equity ounces sold, net (000) *	1,400.3
Equity total cash cost per ounce	$196
* Excludes equity investments in Batu Hijau and TVX Newmont Americas.

NORTH AMERICA

Newmont’s Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks, the Lone Tree Complex and recently acquired the Midas mines are located.

Gold sales in the first quarter of 2002 of 606,100 ounces (including 22,000 ounces from Midas) decreased 17% from the comparable 2001 period. Total cash costs for the first three months of 2002 were $239 per ounce compared with $200 per ounce in the same 2001 period when benefits from higher refractory ore grades related to processing Deep Post surface ore were realized. For the 2002 quarter, Nevada’s production was impacted by 16% lower grades related to ore mined and lower mill throughput, partly attributable to temporary shut-downs for repairs on the Carlin roaster and for optimization of the grinding circuit in Mill 5. Nevada’s production in 2002 is expected to total approximately 2.7 million ounces with total cash costs about $205 to $210 per ounce.

Gold sales at the Mesquite heap leach mine in southern California were 15,500 ounces, reflecting the impact of the cessation of mining activities in the second quarter 2001 with the depletion of the ore body. Total cash costs decreased 26% to $156 per ounce. Production in 2002 is expected at approximately 60,000 ounces with total cash costs about $155 per ounce. Final gold production from continued declining recovery of gold from heap leach pads is expected in 2003.

La Herradura, a 44%-owned non-operated joint venture in Mexico, sold 15,600 equity ounces in the first three months of 2002 at a total cash cost of $183 per ounce. Production for 2002 is expected at approximately 60,000 equity ounces at a cash cost about $180 per ounce.

Gold sales from the Golden Giant and the 84.65%-owned Holloway underground mines in Ontario, Canada were 62,300 and 27,900 ounces, respectively, with total cash costs of $215 and $194 per ounce. Production for 2002 is expected to total approximately 280,000 and 90,000 equity ounces at Golden Giant and Holloway with cash costs about $185 and $195 per ounce, respectively.

SOUTH AMERICA

Sales at Yanacocha in Peru increased 4% in the first quarter of 2002 to 248,100 equity ounces from 238,900 equity ounces in the first quarter of 2001. Total cash costs increased to $137 per ounce from $106 per ounce in the first three months of 2002, primarily reflecting lower-grade ore placed on the leach pads and higher costs from ongoing commissioning adjustments of the crushing and agglomeration facility at the La Quinua deposit. Gold production for 2002 is expected to be about 1,200,000 equity ounces at a total cash cost of $125 to $130 per ounce.

At the 88%-owned Kori Kollo open-pit mine in Bolivia, gold sales totaled 60,600 equity ounces in the first three months of 2002 at a total cash cost of $163 per ounce. For 2002, total sales are expected at 250,000 equity ounces with total cash costs of $150 per ounce.

AUSTRALIA

First quarter 2002 information related to Australian operations reflects activity from February 16, 2002 through March 31, 2002, with the exception of Pajingo, which was 50% owned by Newmont prior to the acquisition.

For the period ended March 31, 2002, equity gold sales at the 50%-owned Kalgoorlie mine in Western Australia, totaled 41,100 ounces at a total cash cost of $214 per ounce. Production for 2002 is expected to total approximately 315,000 equity ounces at a cash cost of about $220 per ounce.

At the Yandal operations, which consists of the Bronzewing, Jundee and Wiluna mines in Western Australia, gold sales for the period ended March 31, 2002, were 87,100 ounces at a total cash cost of $198 per ounce. Production for 2002 is estimated at 680,000 ounces at a cash cost of about $175 to $180 per ounce.

For the quarter ended March 31, 2002, the Tanami operations in the Northern Territory (approximately an 86 % interest) sold 53,500 equity ounces at a total cash cost of $196 per ounce. Newmont’s newest mine, Groundrush, began production in November 2001 in the highly prospective Tanami gold district where Newmont controls a significant land position through its control of Newmont NFM and Otter Mines. Production was primarily from the new Groundrush open-pit mine, the Callie underground mine and other open pits. For 2002, Groundrush is expected to produce 120,000 ounces at an average grade of 0.131 ounce per ton and a total cash cost of $175 per ounce. Callie is evaluating options to increase underground mining capacity to 2.2 million tons per year from approximately 1.75 million tons in 2002. For the year 2002, Tanami operations are expected to sell approximately 425,000 equity ounces of gold at a total cash cost of approximately $195 to $200 per ounce.

At the Pajingo mine in North Queensland, gold sales for the period ended March 31, 2002 were 57,000 ounces with total cash cost of $72 per ounce, compared to 30,200 ounces and total cash costs of $95 per ounce in the 2001 quarter. Development of the

Vera South Deeps and Jandam orebodies continues. For the year 2002, production is estimated at 280,000 ounces with cash costs about $90 per ounce.

OTHER MINING OPERATIONS

At the Minahasa mine, in Indonesia, Newmont has an 80% interest but receives a greater percent of the gold production until recouping the bulk of its investment including interest. Prior to November 2001, Newmont received 100% of Minahasa’s gold production and subsequently received 94%, as Newmont recouped some of its investment through the collection of funds in accordance with existing loan agreements. For the quarter ended March 31, 2002, sales decreased to 41,800 equity ounces with total cash costs of $183 per ounce, compared with 115,000 equity ounces and cash costs of $111 per ounce in the 2001 period. Mining activities ceased late in 2001; however, it is expected that ore processing will continue until 2003. Production in 2002 is expected at approximately 125,000 equity ounces, with total cash costs of approximately $225 per ounce.

In the first three months of 2002, equity gold sales from Zarafshan- Newmont, a 50%- owned joint venture in the Central Asian Republic of Uzbekistan, of 52,400 ounces were 5% above that in the same 2001 period. Total cash costs per ounce of $143 in the 2002 period compared with $141 in the same 2001 period. Production in 2002 is expected to total approximately 225,000 equity ounces with total cash costs of about $160 per ounce. Initial ore placement on the heap-leach pad expansion project occurred during first quarter 2002 and it is anticipated it will be fully operational in July 2002.

Equity sales at Martha, located in New Zealand, were 14,500 ounces for the six week period ended March 31, 2002 with a total cash cost of $185 per ounce. Production in 2002 is expected at 100,000 equity ounces at a cash cost of about $140 per ounce.

At the Ovacik mine in Turkey, gold sales for the six-week period ended March 31, 2002 were 16,800 ounces at a total cash cost of $155 per ounce. Production commenced at this operation in June 2001. Production for 2002 is expected at 125,000 ounces at a total cash cost of $130 per ounce.

At the Batu Hijau mine in Indonesia, copper sales totaled 67.6 million and 70.1 million equity pounds for the 2002 and 2001 quarters, respectively. Total cash costs were $0.46 and $0.48 per pound, after gold sales credits, for the first quarter of 2002 and 2001, respectively. Copper sales in 2002 are expected between 310 million and 340 million equity pounds at a cash cost of about $0.40 to $0.42 per pound, with gold production of approximately 235,000 equity ounces.

At the wholly-owned and operated Golden Grove copper/zinc operation in Western Australia, which was acquired in the Normandy transaction, copper sold was 10.1 million pounds at a total cash cost of $0.59 per pound. There was no zinc production following the acquisition date, as either copper or zinc are produced in dedicated campaigns. Sales from Golden Grove is expected to total 50 million to 55 million pounds of copper at a total cash cost of approximately $0.60 per pound and approximately 100 million pounds of zinc at a total cash cost of approximately $0.28 per pound.

TVX Newmont Americas is 49.9% owned by Newmont and 50.1% owned by TVX Gold and is treated as an equity investment for reporting purposes. The principal assets are interests in operating gold mines in South America (Paracatu, Crixas and La Coipa) and Canada (Musselwhite and New Britannia). Equity ounces sold for the six-week period ended March 31, 2002 were 24,200 ounces. Total cash costs of production were $154 per ounce. Equity production for 2002 is expected at 180,000 ounces.

MERCHANT BANKING

Newmont’s merchant banking business holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (‘‘NSR’’) royalty that provides for the payment either in cash or physical metal (‘‘in kind’’) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (‘‘NPI’’) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. Newmont earned $3.2 million of royalty revenue for the six-week period ended March 31, 2002 and for the full year 2002, royalty revenue is expected to total $35 million.

FINANCIAL RESULTS

Consolidated gold sales include 100% of Minera Yanacocha, Kori Kollo and Tanami and Newmont equity production elsewhere, but exclude Batu Hijau and TVX Newmont Americas, which are accounted for as equity investments. Results for the three months ended March 31, 2002 only include activities from acquired properties from February 16, 2002 forward. The increase in consolidated sales revenue in the first quarter of 2002 from the comparable 2001 period primarily resulted from higher gold prices and the inclusion of sales from the Newmont Australia acquisition as shown in the following tables:

	Three Months Ended March 31,
	2002	2001
Consolidated gold sales (in millions)	$481.2	$424.1
Consolidated production ounces (000)	1,654.7	1,605.3
Average price realized per consolidated ounce	$291	$264
Average spot price received per ounce	$290	$264

Increase (decrease) in consolidated gold sales due to:

Three Months Ended March 31,
2002 vs. 2001
(in millions)
Consolidated production	$(56.7)
Average price received	36.8
Newmont Australia gold sales	77.0

$57.1

Sales – base metals includes $10.6 million from copper sales from the Golden Grove copper/zinc operation in Western Australia and $0.9 million from cobalt sales from the Kasese operation in Uganda.

Costs of sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The increase in Costs of sales and Depreciation for the first quarter of 2002 from the prior year’s quarter reflected the February 2002 acquisitions and increased production at Yanacocha. For the full year 2002, depreciation is expected to total between $560 million and $600 million.

	Costs of Sales		Depreciation
	Three Months Ended March 31,
	2002	2001	2002	2001
North America:
Nevada	$148.4	$148.5	$28.2	$30.4
Mesquite, California	2.4	8.6	0.5	1.5
La Herradura, Mexico	2.9	2.0	0.8	0.8
Golden Giant, Canada	13.7	14.0	5.0	4.7
Holloway, Canada	5.6	4.5	2.0	1.7

Total North America	173.0	177.6	36.5	39.1

South America:
Yanacocha, Peru	69.8	52.8	35.4	20.1
Kori Kollo, Bolivia	11.5	12.4	3.4	4.8

Total South America	81.3	65.2	38.8	24.9

Australia:
Kalgoorlie	10.8	—	0.9	—
Yandal operations	18.5	—	6.0	—
Tanami operations	13.5	—	4.2	—
Pajingo	5.3	2.9	4.5	1.1

Total Australia	48.1	2.9	15.6	1.1

Other Operations:
Minahasa, Indonesia	8.3	13.0	2.7	5.6
Zarafshan-Newmont, Uzbekistan	7.1	7.1	1.8	2.9
Martha, New Zealand	3.3	—	2.2	—
Ovacik, Turkey	3.2	—	1.6	—

Total Other Operations	21.9	20.1	8.3	8.5

Other:
Merchant banking	n/a	—	1.6	—
Base metals operations	14.2	—	0.8	—
Corporate and other	0.7	2.1	3.6	1.6

Total Other	14.9	2.1	6.0	1.6

Total Newmont	$339.2	$267.9	$105.2	$75.2

Interest expense, net of capitalized interest was $27.4 million and $20.3 million for the first quarter of 2002 and 2001, respectively, with increased interest expense ($5.1 million from February 16, 2002 through March 31, 2002) related to Newmont Australia debt and lower capitalized interest offset related to the completion of the La Quinua project at Yanacocha late in 2001. For the full year 2002, interest expense is expected to be between $110 million and $115 million.

General and administrative expenses totaled $20.4 million and $15.9 million for the first quarter of 2002 and 2001, respectively. The increase reflected the February acquisitions and for the full year 2002, general and administrative expenses are expected to total approximately $95 million.

Income tax expense in the first three months of 2002 and 2001 was $1.1 million and $2.5 million, respectively. The decrease primarily reflected the benefit of greater tax depletion as well as realization of historical tax attributes from the Battle Mountain acquisition completed in 2001.

Merger and restructuring expenses in the first three months of 2001 of $60.5 million ($43.7 million, net of tax) included $28.1 million of transaction and related costs associated with the Battle Mountain merger and $32.4 million of restructuring expenses that included $22.1 million for voluntary early retirement pension benefits and $10.3 million for employee severance and office closures.

Gain on derivative instruments of $19.0 million and $15.6 million for the three months ended March 31, 2002 and 2001, respectively, reflected the change in fair value of those instruments not qualifying for hedge accounting treatment, and for the 2002 period, the ineffective portion of those instruments which do qualify for hedge accounting treatment. Over the life of the contracts, any unrealized gains or losses will be restored to income.

Equity in loss of affiliates reflected an equity loss in Batu Hijau of $1.2 million and $4.4 million for the first quarter of 2002 and 2001, respectively. The 2002 period reflected higher copper sales, a higher copper price realization per pound and lower interest expense ( a result of decreased principal balances and lower interest rates) as compared to the 2001 period. Newmont had break even results for our equity share of TVX Newmont Americas and AMC in the 2002 period.

In June 2001, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) Nos. 141 and 142, ‘‘Business Combinations’’ and ‘‘Goodwill and Other Intangible Assets,’’ respectively. The adoption of these standards on January 1, 2002 did not impact Newmont’s historical financial statements or results of operations. As previously noted, the 2002 acquisitions of Normandy and Franco-Nevada were accounted for as purchases and goodwill of $2.5 billion resulted from the preliminary purchase price allocation based on the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as prescribed by SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations,’’ that established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when Newmont will record the estimated present value of reclamation liabilities and increase the carrying amount of the related asset. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. Newmont is in the process of quantifying the effect of adoption on January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ which established a single accounting model, based on the framework of SFAS No. 121 ‘‘Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of’’, for long-lived assets to be disposed of by sale. The statement was effective for fiscal years beginning after December 15, 2001, and there was no impact upon adoption.

Other comprehensive loss, net of tax, included a $11.0 million gain and a $4.3 million loss for temporary changes in fair value on marketable securities for the three months ended March 31, 2002 and 2001, respectively. The first quarter of 2002 also included a $23.0 million gain for the effective portion of the change in fair value of cash flow hedge instruments and a $0.8 million gain on foreign currency translation adjustments. Included in the first quarter 2001 were gains for the effective portion of the change in fair value of cash flow hedge instruments and losses for foreign currency translation adjustments of $0.3 million and $0.7 million, respectively.

EXPLORATION ACTIVITIES

Following the acquisitions of Normandy and Franco-Nevada in mid-February, exploration activities have focused on ongoing near-mine and operating district programs, as well as selected regional generative programs and projects outside the operating districts. A preliminary consolidated exploration program for March through December 2002 was also prepared, identifying synergies from overlapping programs, redundant personnel and re-alignment of strategic priorities. The 2002 exploration budget is $66 million.

In Nevada, underground development drilling 330 feet south of the Deep Post deposit has encountered encouraging gold mineralization of similar grade and refractory metallurgical character as the Deep Post reserves. Step-out drilling is progressing to determine the magnitude of this new high-grade zone. The Chukar footwall development drilling (a small underground gold deposit accessed from the Gold Quarry pit) encountered significant mineralization at the southeast end of the deposit. Intercepts are open to the southwest along strike and down dip.

        Surface step-out drilling has begun at the Corimayo oxide deposit at Yanacocha where the up-dip extension of the 2001 oxide non-reserve, mineralized material (63.6 million tons grading 0.04 ounce of gold per ton) can be traced for up to two kilometers south of the deposit as clay and silica alteration in outcrops. A 5,900 foot drill program has been initiated at Chaquicocha Alta to continue to test for continuity of high-grade, oxide mineralization within or proximal to the Chaquicocha Sur oxide pit. The program is designed to better define higher-grade mineralization for improved mine planning and potential reserve additions. The infill drill program at La Quinua to refine the model for mining of material in 2003 and 2004 was completed.

In Australia, systematic underground drilling at Jundee, at the Yandal operations in Western Australia, continues to define the high-grade Westside structure. With this core drilling, a new zone of mineralization in the overlying Lyons Dolerite has been intersected with similar initial interceps to the Westside zone.

At Batu Hijau, seven infill and one deep drill hole totaling 11,000 feet were completed. Logging results indicate only minor changes to lithology shapes compared to the current geologic model.

Three core holes were drilled approximately 650 feet below the current non-reserve, mineralized material at the Akim deposit in Ghana. Results suggest continuity of mineralization down-dip and the potential to expand the mineralized material with further drilling.

Further drilling for mineralized material definition, metallurgical sampling and targeted sterilization commenced at the Martabe prospect in Indonesia.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2002, cash flow from operations ($72.6 million) and proceeds from sales of short-term investments ($406.7 million) funded capital expenditures ($53.3 million), net repayments of debt ($24.8 million), advances to Batu Hijau under the contingent support facility ($24.8 million), cash paid for acquisitions, net of cash received, ($18.3 million) and dividends ($13.8 million) and provided a $362.1 million increase in cash. In 2002, Newmont expects sufficient cash flows to fund capital expenditures, dividends and debt reduction.

INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

Capital expenditures were as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions)
North America	$13.4	$26.0
South America	26.6	67.3
Australia	7.4	0.9
Other operations	2.7	0.9
Projects and capitalized interest	3.2	4.7

Total	$53.3	$99.8

Expenditures for North American operations during the first three months of 2002 included $9.8 million related to activities in Nevada, which included expenditures for the development of the Deep Post, Leeville and Chukar underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($26.4 million) for mine development and other ongoing expansion work. Capital expenditures in the 2001 period were primarily for the development of the Deep Post underground mine in Nevada and the development of the La Quinua project at Minera Yanacocha.

Newmont expects to spend approximately $450 million for capital expenditures during 2002, including $105 million for Nevada, $200 million for Yanacocha and about $100 million at its Australian operations. Projects at Nevada include $24 million for Leeville, $10 million for Deep Post and $6 million for Chukar, as well as $9 million for Midas underground mine development. At Yanacocha, approximately $88 million will be spent on leach pad expansion.

On May 9, 2002, Batu Hijau completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the capability to defer up to a total of $173.4 million in principal payments scheduled for 2002 and 2003. Any deferred principal amounts will be amortized between 2004 and 2010. Under this restructuring, Batu Hijau is not permitted to pay dividends or make other restricted payments to Newmont or its partner as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts currently outstanding under the project financing facility total $913.4 million. Newmont funded $24.8 million under the contingent support facility as our pro-rata share for capital expenditures. Contingent support from Newmont and its partner, available under this facility, is $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

In the first quarter of 2001, $406.7 million was realized from sales of short-term investments. In April 2002, we sold all of our marketable securities in Lihir Gold Limited, representing a 9.7% equity interest in this company with gold mining operations in Papua New Guinea. Proceeds of $84 million were realized and a pre-tax gain of approximately $47 million will be recognized in the second quarter of 2002. Newmont expects more than $400 million in 2002 on non-core asset sales, of which $210 million has been realized to date including the sale of Lihir and Franco-Nevada’s sales of investments prior to the February acquisition.

FINANCING ACTIVITIES

During the first three months of 2002, Newmont borrowed $48 million under our $600 million credit facility; however, at March 31, 2002, there was no balance outstanding. Payments of $8 million were made on the sale-leaseback of the refractory ore treatment plant and net repayments of $15 million occurred under project financings, primarily for Minera Yanacocha. Payments of $1 million were made by Newmont Australia from February 16 through March 31, 2002.

With the acquisition of Newmont Australia, Newmont’s long-term debt increased to $2.2 billion at March 31, 2002, from $1.3 billion at December 31, 2001, as described in Note 6. Scheduled minimum long-term debt repayments are $410 million for the remainder of 2002, $100 million in 2003, $178 in 2004, $448 million in 2005, $47 million in 2006 and $994 million thereafter.

In March 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of the outstanding 8.875% Senior Notes due 2008 of Normandy Yandal Operations Limited, an indirect wholly-owned subsidiary of Newmont. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between Normandy Yandal and the Bank of New York, as Trustee. The Indenture requires that Normandy Yandal, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture can be read to the contrary, Newmont is taking the position that a Change of Control occurred on February 20, 2002 when Newmont acquired control of Normandy. The Indenture provides that Normandy Yandal is not required to make the Change of Control Offer if a third party makes the offer. Newmont’s offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to Normany Yandal. The Change of Control Offer was open until May 14, 2002 and Newmont expects to complete the repurchase with three days of such date.

In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 convertible preferred stock as of May 15, 2002. We will pay a redemption price of $50.325 per share, plus $0.8125 per share for all accrued dividends at the redemption date. In settlement of the total redemption price of $51.1375 per share, Newmont will issue to holders of record 1.9187 shares of its common stock. This redemption will eliminate $7.5 million of annual preferred stock dividends prospectively.

On April 26, 2002, Newmont filed a post effective amendment to previous Registration Statements on Form S-3 filed with the Securities and Exchange Commission for the purpose of increasing its existing universal shelf registration from $500 million to $1.0 billion. This filing provides us the capability to access capital markets for debt or equity securities as required and as market conditions warrant.

SAFE HARBOR STATEMENT

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Quarterly Report, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. Such forward-looking statements include, without limitation, (i) estimates of future gold production for specific operations and on a consolidated basis, (ii) estimates of future production costs and other expenses for specific operations and on a consolidated basis, (iii) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof, and (iv) estimates of future costs and other liabilities for certain environmental and related health matters.

Where Newmont expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2000, as well as other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. Newmont disclaims any intent or obligation to update publicly any forward-looking statements set forth in this Report, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

ITEM 4. Submission Of Matters To A Vote Of Security Holders

A special meeting of stockholders of Registrant was held on February 13, 2002. The following sets forth the proposals and the number of votes received for each:

Proposal No. 1. The stockholders approved the adoption of an Agreement and Plan of Merger, which provided for the restructuring of Newmont described in Note 1 to the Consolidated Financial Statements above. The vote was as follows:

For:	102,163,850
Against:	21,174,826
Abstentions:	857,662

Proposal No. 2. The stockholders approved the Amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 250 million shares to 750 million shares. The vote was as follows:

For:	101,381,377
Against:	21,883,758
Abstain:	930,482

Proposal No. 3. The stockholders approved the proposal to approve the issuance of shares of common stock of Delta Holdco Corp. (to be renamed “Newmont Mining Corporation’) in connection with Newmont’s proposed acquisitions of Normandy Mining Corporation Limited and Franco-Nevada Mining Corporation Limited. The vote was as follows:

For:	81,185,418
Against:	41,815,861
Abstain:	1,195,059

Proposal No. 4. The proposal to adjourn, if necessary, to permit further solicitation of proxies was not presented at the meeting.

ITEM 6. Exhibits and Reports on Form 8-K

(a) The exhibits to this report are listed in the Exhibit Index on Page 35 hereof.

(b) Reports filed on Form 8-K during the quarter ended March 31, 2002

Report dated February 15, 2002 related to Normandy and Franco-Nevada acquisitions, including Amendment No. 1, filed on April 16, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION
(Registrant)

Date: May 14, 2002	/s/ BRUCE D. HANSEN
Bruce D. Hansen
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2002	/s/ LINDA K. WHEELER
Linda K. Wheeler
Vice President and Controller
(Principal Accounting Officer)

Newmont Mining Corporation

EXHIBIT INDEX

Exhibit Number		Description

12.1	—	Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
12.2	—	Statement re Computation of Ratio of Earnings to Fixed Charges