Form 10-Q/A
period 2002-03-31
NEWMONT MINING CORP /DE/
filed 2002-08-06
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

AMENDMENT NO.1
to

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes☐No

There were 340,161,190 shares of common stock outstanding on May 6, 2002 (and 55,182,449 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEWMONT MINING CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,

	2002	2001

	Unaudited
	(in thousands, except per share)
Sales and other income	As Revised
Sales – gold	$482,234	$424,097
Sales – base metals	11,514	—
Royalties	3,192	—
Dividends, interest, foreign currency exchange and other income (loss)	1,023	3,428

	497,963	427,525

Costs and expenses
Costs of sales	333,146	267,860
Depreciation, depletion and amortization	103,001	75,176
Exploration and research	11,567	15,315
General and administrative	21,315	15,911
Interest, net of capitalized interest of $1,222 and $2,847, respectively	28,224	20,272
Merger and restructuring	—	60,510
Other	870	3,543

	498,123	458,587

Operating loss	(160)	(31,062)
Gain on derivative instruments	6,331	15,573

Pre-tax income (loss) before minority interest and equity loss	6,171	(15,489)
Income tax expense	(4,816)	(2,546)
Minority interest in income of affiliates	(10,643)	(14,816)
Equity income (loss) of affiliates	516	(4,395)

Net loss	$(8,772)	$(37,246)
Preferred stock dividend	(1,869)	(1,869)

Net loss applicable to common shares	$(10,641)	$(39,115)

Net loss	$(8,772)	$(37,246)
Other comprehensive income (loss), net of tax	31,487	(4,657)

Comprehensive income (loss)	$22,715	$(41,903)

Net loss per common share, basic and diluted	$(0.04)	$(0.20)

Basic and diluted weighted average shares outstanding	281,467	192,607
Cash dividends declared per common share	$0.03	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31,	December 31,
	2002	2001

	(in thousands)
Assets	As Revised
Cash and cash equivalents	$511,558	$149,431
Short-term investments	17,910	8,185
Accounts receivable	51,485	19,088
Inventories	513,806	384,202
Marketable securities of Lihir	84,002	66,918
Prepaid taxes	13,345	29,229
Derivative instruments	20,851	—
Current portion of deferred income tax assets	29,747	9,627
Other current assets	135,526	42,780

Current assets	1,378,230	709,460
Property, plant and mine development, net	4,335,681	2,207,048
Investments	1,008,823	559,809
Long-term inventory	91,924	92,689
Derivative instruments	50,813	2,621
Goodwill	2,506,935	—
Intangible assets	45,997	—
Deferred income tax assets	481,423	398,391
Other long-term assets	134,191	92,387

Total assets	$10,034,017	$4,062,405

Liabilities
Current portion of long-term debt	$440,077	$192,151
Accounts payable	85,255	80,884
Current portion of deferred income tax liabilities	25,895	7,914
Derivative instruments	124,286	1,331
Other accrued liabilities	317,434	203,531

Current liabilities	992,947	485,811
Long-term debt	1,736,718	1,089,718
Reclamation and remediation liabilities	259,070	176,934
Deferred revenue from sale of future production	191,039	191,039
Derivative instruments	377,885	8,260
Deferred income tax liabilities	572,262	133,621
Employee related benefits	148,373	156,834
Other long-term liabilities	214,974	88,661

Total liabilities	4,493,268	2,330,878

Contingencies (Notes 5, 7 and 14)
Minority interest in affiliates	298,336	251,479

Stockholders’ equity
Convertible preferred stock	11,500	11,500
Common stock	537,139	313,881
Additional paid-in capital	4,976,629	1,458,369
Accumulated other comprehensive income (loss)	19,633	(11,854)
Retained deficit	(302,488)	(291,848)

Total stockholders’ equity	5,242,413	1,480,048

Total liabilities and stockholders’ equity	$10,034,017	$4,062,405

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOW

	Three Months Ended
	March 31,

	2002	2001

	Unaudited
	(in thousands)
Operating activities:	As Revised
Net loss	$(8,772)	$(37,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	103,001	75,176
Amortization of capitalized mining costs	7,498	9,612
Deferred tax benefit	(666)	(19,790)
Gain on derivative instruments	(6,331)	(15,573)
Noncash merger and restructuring expenses	—	21,589
Foreign currency exchange loss	3,621	1,017
Minority interest, net of dividends	10,643	9,618
Undistributed (gains) losses of affiliated subsidiaries	(516)	4,395
Gain on sale of assets and other	(4,452)	(674)
(Increase) decrease in operating assets:
Accounts receivable	18,920	4,216
Inventories	5,305	29,735
Other assets	16,642	8,215
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(43,642)	(66,314)
Other liabilities	(28,648)	(5,369)

Net cash provided by operating activities	72,603	18,607

Investing activities:
Additions to property, plant and mine development	(53,278)	(99,813)
Repayments (advances to) from joint ventures and affiliates	(24,750)	8,794
Proceeds from sale of short-term investments	406,731	—
Net cash effect of acquisitions	(18,313)	—
Proceeds from asset sales and other	269	188

Net cash provided by (used in) investing activities	310,659	(90,831)

Financing activities:
Repayment of short-term debt	—	(10,000)
Proceeds from long-term debt	450,431	462,000
Repayment of long-term debt	(475,244)	(448,560)
Dividends paid on common and preferred stock	(13,792)	(7,730)
Decrease in restricted cash	—	40,000
Proceeds from stock issuance and other	15,739	(324)

Net cash (used in) provided by financing activities	(22,866)	35,386

Effect of exchange rate changes on cash	1,731	6,459

Net change in cash and cash equivalents	362,127	(30,379)
Cash and cash equivalents at beginning of period	149,431	77,558

Cash and cash equivalents at end of period	$511,558	$47,179

Supplemental information:
Interest paid, net of amounts capitalized of $1,222 and $2,847, respectively	$31,916	$28,175
Income taxes paid	$13,974	$18,424

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Preparation and Revision of Financial Statements

          These unaudited interim consolidated financial statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature, except for the effects of the February 2002 acquisitions as described below. These interim financial statements should be read in conjunction with the consolidated financial statements of Newmont included in its 2001 Annual Re port on Form 10-K and information on Form 8-K dated February 15, 2002, including Amendment No.1, filed on April 16, 2002.

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

          Subsequent to the filing of the first quarter Form 10-Q, the Company determined that certain adjustments were required to the financial statements for the three-month period ended March 31, 2002. Overall, the adjustments reduced the first quarter net loss by $0.2 million, or $0.0 per share. These adjustments primarily were necessitated to properly present the conversion to US GAAP and translation to US dollars of certain financial statement balances of the recently acquired Newmont Australia Limited (formerly Normandy Mining Limited). In addition, certain other adjustments were required to properly record first quarter income related to insurance settlements, insurance expense of the Company’s equity investee, and income related to a property sale. Accordingly, the Company has revised its first quarter financial statements, primarily resulting in a decrease in the first quarter operating loss from $13.2 million to $0.2 million, a decrease in the gain on derivative instruments from $19.0 million to $6.3 million, a decrease in minority income from affiliates from $12.5 million to $10.6 million, and an increase in equity income of affiliates to $0.5 million from a loss of $1.2 million. See Note 18 for the principle effects of the revision.

(2) Acquisitions of Normandy and Franco-Nevada

          In November 2001, Newmont announced proposed acquisitions of Normandy Mining Limited (“Normandy”), an Australian company, and Franco-Nevada Mining Corporation Limited (“Franco-Nevada”), a Canadian company. On February 16, 2002, Newmont completed the acquisition of Franco-Nevada pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy through an off-market bid for all of the ordinary shares in the capital of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received binding tenders for more than 50% of the shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying financial statements from February 16, 2002 forward. On February 26, 2002, when the off-market bid for Normandy expired, N ewmont had a relevant interest in more than 96% of Normandy’s outstanding shares. NMC exercised their compulsory acquisition rights under Australian law to acquire the remaining shares of Normandy in April 2002.

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

       The acquisitions were accounted for using the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill was assigned to specific reporting units and will be reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The following reflects the preliminary purchase allocation for the acquisition of 100% of Normandy (in millions, except per share data):

Shares of NMC common stock issued to Normandy stockholders, including shares attributable to Franco-Nevada’s 19.8% investment in Normandy	86.8
Value of NMC stock per share	$19.01

Fair value of NMC common stock issued	$1,649.9
Plus-Cash consideration of A$0.50 per share	462.1
Plus-Fair value of Normandy stock options cancelled by Newmont	6.0
Plus-Estimated direct acquisition costs incurred by Newmont	60.0

Total Purchase Price	2,178.0
Plus-Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrued acquisition costs and settlement of stock options	195.7
Long-term debt, including current portion	935.7
Derivative instrument liabilities	414.5
Other long-term liabilities	453.1
Minority interests acquired	37.2
Less-Fair value of assets acquired by Newmont:
Current assets	(460.6)
Property, plant and equipment, including mineral reserves	(1,171.9)
Purchased undeveloped mineral interests	(640.9)
Exploration properties	(33.1)
Equity investments in mining operations	(216.5)
Other long-term assets	(273.1)
Intangible assets	(12.7)

Residual purchase price allocated to goodwill	$1,405.4

       The following table reflects the preliminary purchase allocation for the acquisition of Franco-Nevada (in millions, except per share data):

Shares of NMC common stock (or equivalents) issued to Franco-Nevada stockholders, excluding shares attributable to Franco-Nevada’s 19.8% investment in Normandy	110.6
Value of NMC stock per share	$19.01

Fair value of NMC common stock issued	$2,101.2
Plus-Fair value of Franco-Nevada options assumed by Newmont	30.4
Plus-Fair value of Franco-Nevada warrants assumed by Newmont	13.3
Plus-Estimated direct acquisition costs incurred by Newmont	30.0

Total purchase price	2,174.9
Plus-Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrual of acquisition costs	8.5
Other liabilities	209.9
Less-Fair value of assets acquired by Newmont:
Current assets	(708.0)
Fair value of mining royalty properties	(404.2)
Fair value of investments in affiliated companies (excluding the 19.8% interest in Nrmandy)	(108.0)

Residual purchase price allocated to goodwill	$1,173.1

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

       For information purposes only, the following unaudited pro forma data reflect the consolidated results of operations of Newmont as if the acquisitions of Normandy and Franco-Nevada had taken place on January 1, 2001 (in millions, except per share data):

	Three months ended

	March 31,	March 31,
	2002	2001

	As Revised
Sales and other income	$651.3	$737.4
Net loss applicable to common shares	$(139.1)	$(80.9)
Basic and diluted loss per common share	$(0.35)	$(0.21)
Basic and diluted weighted average common shares outstanding	393.9	390.0

       On a pro forma basis during the quarters ended March 31, 2002 and 2001, the net loss reflects mark-to-market losses on derivative instruments totaling $161.3 million and $111.2 million, respectively, net of tax. The above pro forma amounts do not include the application of hedge accounting to significant portions of acquired derivative instruments. The net loss for the quarter ended March 31, 2001 includes $43.7 million of non-recurring expenses, net of tax, associated with Newmont’s merger with Battle Mountain Gold Company (“Battle Mountain”). The pro forma information is not indicative of the results of operations that would have occurred had the acquisitions been consummated on January 1, 2001. The information is not indicative of the combined company’s future results of operations.

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

       The allocation of goodwill to reporting units is preliminary and is expected to be finalized by the end of the second quarter; therefore, the final allocation could differ from the preliminary amount. Changes in the carrying amount of goodwill by reporting unit during the quarters ended March 31, 2002 are summarized in the following table (in millions):

Other
	North	South		Base	Mining	Merchant
	America	America	Australia	Metals	Operations	Banking	Total

Balance at January 1, 2002	$—	$—	$—	$—	$—	$—	$—

Preliminary purchase price allocation	252.6	—	676.3	159.0	288.7	1,130.3	2,506.9
Impairment losses	—	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—	—

Balance at March 31, 2002	$252.6	$—	$676.3	$159.0	$288.7	$1,130.3	$2,506.9

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

(4) Inventories

	At March 31,	At December 31,
	2002	2001

	(in thousands)
Current:	As Revised
Ore and in-process inventories	$338,254	$280,419
Precious metals	60,425	10,302
Materials and supplies	115,127	92,556
Other	—	925

	$513,806	$384,202

Non-current:
Ore in stockpiles	$91,924	$92,689

(5) Investments

	At March 31,	At December 31,
	2002	2001

	(in thousands)
Investments in affiliates:	As Revised
Batu Hijau	$585,024	$559,809
TVX Newmont Americas	167,600	—
Australian Magnesium Corporation	34,700	—
Australian Gold Refinery	10,300	—

	797,624	559,809

Other:
Echo Bay Mines	108,000	—
Infrastructure Bond	103,199	—

	211,199	—

	$1,008,823	$559,809

Investments in Affiliated Companies

    Batu Hijau

       Newmont has an indirect 45% interest in P.T. Newmont Nusa Tenggara (PTNNT), the owner of the Batu Hijau copper/gold mine in Indonesia, through the Nusa Tenggara Partnership (NTP). The equity investment in Batu Hijau was $585.0 million and $559.8 million at March 31, 2002 and December 31, 2001, respectively, based on accounting principles generally accepted in the U.S. Differences between 56.25% of NTP’s net assets and Newmont’s investment include (i) $202.6 million for the fair market value adjustment recorded by NTP in conjunction with Newmont’s initial contribution, (ii) $25.5 million for intercompany charges, (iii) $113.0 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest and (iv) $139.8 million for contributions recorded by Newmont that were classified as debt by NTP. Certain of these amounts are amortized or deprec iated on a unit-of-production basis. (See Note 13 for a description of Newmont’s equity loss in Batu Hijau, where the net loss reflects the elimination of interest between PTNNT and NTP.) NTP’s long-term debt was guaranteed by Newmont and our partner until project completion tests were met in October 2000, at which time such debt became non-recourse to Newmont. Repayment of this debt is in semi-annual installments of $43.5 million through November 2010, and $22.1 million from May 2011 through November 2013.

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

       Newmont and our partner provide a contingent support line of credit to PTNNT. During 2002, Newmont funded $24.8 million under this facility as its pro-rata share for capital expenditures. Additional support from NTP’s partners available under this facility is $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

       Following is NTP summarized financial information based on U.S. generally accepted accounting principles:

	Three months ended
	March 31,

	2002	2001

	(in thousands)
Revenues	$93,197	$92,047
Net loss	$(9,012)	$(20,401)

	At March 31,	At December 31,
	2002	2001

	(in thousands)
	As Revised
Current assets	$200,212	$164,723
Property, plant and mine development, net	$1,903,241	$1,921,568
Other assets	$268,772	$241,173
Debt and related interest to partners and affiliate	$256,123	$254,891
Other current liabilities	$202,873	$201,884
Long-term debt-third parties (including current portion)	$935,771	$935,771
Other liabilities	$7,264	$5,758

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

(6) Long-Term Debt

       With the acquisition of Normandy, NMC increased its debt as detailed in the following schedule:

	March 31,	December 31,
	2002	2001

	(in thousands)
Sale-leaseback of refractory ore treatment plant	$309,718	$318,092
Newmont $600 million revolving credit facility	—	—
8.375% debentures, net	199,146	200,583
8.625% notes, due April 1, 2002	150,000	150,000
8.625% notes, net	271,268	272,386
6% convertible subordinated debentures	99,980	99,980
Newmont Australia A$490 million revolving credit facility	170,570	—
Newmont Australia 7.625% notes, net	153,084	—
Newmont Australia 7.5% notes, net	102,222	—
Newmont Yandal 8.875% notes, net	299,772	—
Medium-term notes	32,000	32,000
Newmont Australia infrastructure bonds	94,728	—
Interest rate swaps	1,899	588
Project financings	292,408	208,240

	2,176,795	1,281,869
Current maturities	(440,077)	(192,151)

	$1,736,718	$1,089,718

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

Recently Acquired Derivative Instruments

       At March 31, 2002, Newmont had the following commodity contracts and financial instruments outstanding that were acquired in the Normandy transaction (expressed in thousands of ounces of gold):

	Expected Maturity Date or Transaction Date							Fair Value

Gold Forward						There-	Total/
Sales Contracts	2002	2003	2004	2005	2006	after	Average	US$ (000)

								As Revised
(A$ denominated)
Fixed Forwards:
Ounces/Fair Value	950.0	904.4	254.6	—	—	—	2,109.0	$(54,564.6)
Average price	$303.3	$305.2	$324.5	—	—	—	$306.7
Floating Rate Forwards:
Ounces/Fair Value	90.8	391.4	429.0	378.9	475.6	597.5	2,363.2	$(108,373.3)
Average price	$298.3	$315.2	$324.5	$328.9	$334.6	$376.1	$337.7
Synthetic Forwards:
Ounces/Fair Value	—	39.0	80.0	80.0	80.0	160.0	439.0	$(25,242.8)
Average price	—	$295.5	$287.7	$287.7	$287.7	$287.7	$288.4
Total Ounces/Fair Value	1,040.8	1,334.8	763.6	458.9	555.6	757.5	4,911.2	$(188,180.7)

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
Floating rate forward contracts provide for a gold lease rate component in the price that takes into account market lease rates over the term of the contract. Gold lease rates reflect the borrowing cost for gold. Floating rate forwards are accounted for as cash flow hedges.
Synthetic forward contracts represent combinations of purchased put options and written call options at the same strike price, maturity date and number of ounces. The combination achieves the same risk management result as gold forward sales contracts.

	Expected Maturity Date or Transaction Date							Fair Value

Put Option						There-	Total/
Contracts:	2002	2003	2004	2005	2006	after	Average	US$ (000)

								As Revised
US$ Denominated Fixed
Purchased Puts:
Ounces/Fair Value	152.4	209.1	202.8	204.8	100.0	95.0	964.1	$367.1
Average price	$292.3	$291.9	$292.3	$292.2	$337.9	$410.7	$308.6
A$ Denominated Fixed
Purchased Puts:
Ounces/Fair Value	389.6	44.6	50.8	—	—	—	485.0	$(1,615.8)
Average price	$264.0	$295.5	$304.5	—	—	—	$271.1
A$ Denominated Floating
Purchased Puts:
Ounces/Fair Value	16.0	62.0	37.0	256.0	68.6	287.3	726.9	$(24,060.0)
Average price	$298.3	$294.4	$293.0	$309.5	$322.7	$324.3	$314.2
Total Ounces/Fair Value	558.0	315.7	290.6	460.8	168.6	382.3	2,176.0	$(25,308.7)

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

	Expected Maturity Date or Transaction Date							Fair Value

Convertible Put Options
and Other Instruments:	2002	2003	2004	2005	2006	There- after	Total/ Average	US$ (000)

								As Revised
A$ Denominated
Ounces/Fair Value	—	46.0	37.0	81.5	305.8	1,315.0	1,785.3	$(148,509.3)
Average price	—	$293.0	$293.0	$290.9	$304.1	$352.1	$338.3

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

       The fair values of derivative contracts qualifying as fair value hedges are reflected as assets or liabilities in the balance sheet. Changes in fair value are recorded in income in each period; consistent with recording the mark-to-market value of the underlying hedged asset or liability in income.

       The fair values of all derivative contracts that do not qualify as hedges are reflected as assets or liabilities, with the change in fair value recorded in income each period.

       For the three months ended March 31, 2002, a net gain of $1.0 million was included in income for the ineffective portion of derivatives instruments designated as cash flow hedges and a net gain of $5.3 million, for the change in fair value of derivative instruments that do not qualify as hedges (included in Gain on derivative instruments). The amount to be reclassified from OCI to income for derivative instruments during the next 12 months is a credit of approximately $5 million. The maximum period over which hedged forecasted transactions are expected to occur is 9.5 years.

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

       Newmont also acquired currency swap contracts to receive A$ and pay US$ intended to hedge the A$ value of US$-denominated proceeds from the sale of base metals. However, these contracts have been redesignated as hedges of A$-denominated debt and are accounted for as fair value hedges. At March 31, 2002, they had a negative fair value of $34.1 million.

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

(8) Dividends, Interest, Foreign Currency Exchange and Other Income (Loss)

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
	As Revised
Interest income	$2,796	$617
Foreign currency exchange loss	(7,626)	(1,017)
Loss on sale of short-term investments	(368)	—
Gain on sale of exploration properties	1,736	3,567
Insurance settlements	3,500	—
Other	985	261

Total	$1,023	$3,428

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

(10) Accounting Changes

       In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. The adoption of these standards on January 1, 2002 did not impact Newmont’s historical financial statements or results of operations. As previously noted, the 2002 acquisitions of Normandy and Franco-Nevada were accounted for as purchases and $2.5 billion of the $4.3 billion purchase price represents goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as prescribed by SFAS No. 142.

       In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when Newmont will record the estimated present value of reclamation liabilities and increase the carrying amount of the related assets. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. Newmont is in the process of quantifying the effect of adoption on January 1, 2003.

       In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model, based on the framework of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. The statement was effective for fiscal years beginning after December 15, 2001, and there was no impact upon adoption.

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

(12) Statement of Other Comprehensive Income (Loss)

	Three Months Ended March 31,

	2002	2001

	(in thousands)
	As Revised
Net loss	$(8,772)	$(37,246)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable equity securities	10,978	(4,289)
Foreign currency translation adjustments	836	(646)
Changes in fair value of cash flow hedge instruments	19,673	278

Total other comprehensive income (loss)	31,487	(4,657)

Other comprehensive income (loss)	$22,715	$(41,903)

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

        Financial information relating to Newmont’s segments is as follows:

Three Months Ended March 31, 2002
(in millions)
As Revised
					Other
	North	South		Base	Mining	Merchant	Corporate
	America	America (1)	Australia	Metals	Operations	Banking	and Other	Consolidated

Sales	$211.9	$160.1	$73.0	$11.5	$37.2	$—	$—	$493.7
Royalties	$—	$—	$—	$—	$—	$3.2	$—	$3.2
Interest income	$—	$0.1	$1.6	$—	$—	$0.8	$0.3	$2.8
Interest expense	$0.1	$3.0	$6.1	$—	$0.5	$0.2	$18.3	$28.2
Depreciation,depletion and amortization	$34.8	$38.2	$17.0	$0.8	$8.3	$1.6	$2.3	$103.0
Pre-tax income (loss) before minority interest and equity loss	$2.1	$32.6	$(0.2)	$(1.9)	$6.6	$4.3	$(37.3)	$6.2
Significant non-cash items:
Amortization of capitalized mining	$7.5	$—	$—	$—	$—	$—	$—	$7.5
Capital expenditures	$13.4	$26.6	$7.4	$1.6	$2.7	$—	$1.6	$53.3

*Not reduced for minority interest

Three Months Ended March 31, 2001
(in millions)
					Other
	North	South		Base	Mining	Merchant	Corporate
	America	America (1)	Australia	Metals	Operations (2)	Banking	and Other	Consolidated

Sales	$231.5	$141.5	$7.4	$—	$43.7	$—	$—	$424.1
Interest income	$—	$0.2	$—	$—	$—	$—	$0.4	$0.6
Interest expense	$0.1	$1.3	$—	$—	$0.3	$—	$18.6	$20.3
Depreciation and amortization	$39.1	$24.9	$1.1	$—	$8.5	$—	$1.6	$75.2
Pre-tax income (loss) before minority interest and equity loss	$21.1	$42.8	$3.1	$—	$15.1	$—	$(97.6)	$(15.5)
Significant non-cash items:
Amortization of capitalized mining	$5.7	$—	$—	$—	$3.9	$—	$—	$9.6
Capital expenditures	$26.0	$67.3	$0.9	$—	$0.9	$—	$4.7	$99.8

[1]Not reduced for minority interest
[2]Other mining operations include Indonesia and Uzbekistan.

          Newmont operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Batu Hijau financial information, based on U.S. generally accepted accounting principles, was as follows:

	Three Months Ended March 31,

	2002	2001

	(in millions)
	As Revised
Sales	$93.1	$91.8
Interest expense	$18.0	$32.7
Depreciation and depletion	$27.6	$22.0
Net loss	$(8.0)	$(27.4)
Capital expenditures	$40.9	$31.9
Total assets	$2,240.3	$2,196.8

          Newmont’s first quarter equity income for Batu Hijau was $0.5 million for 2002 versus an equity loss of $4.4 million for the 2001 period. For 2002, Newmont’s share of Batu Hijau’s equity income was based on 56.25% of Batu Hijau’s net loss, adjusted for the elimination of $1.1 million of inter-company interest, $2.7 million of inter-company management fees, and amortization adjustments of $1.1 million. For 2001, Newmont’s share of Batu Hijau’s loss was based on 56.25% of Batu Hijau’s net loss, adjusted for the elimination of $7.2 million of inter-company interest, $2.6 million of inter-company management fees, and amortization adjustments of $1.2 million.

(14) Contingencies

      (a) Reclamation Obligations

     Newmont’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Newmont conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. Newmont has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2002 and December 31, 2001, $229.7 million and $128.4 million, respectively, was accrued for reclamation costs relating to currently producing mineral properties.

      In addition, Newmont is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. Newmont believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon Newmont’s best estimate of its liability for these matters, $56.2 million and $57.3 million was accrued for such obligations at March 31, 2002 and December 31, 2001, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, Newmont believes that it is reasonably possible that the liability for t hese matters could be as much as 50% greater or 30% lower than the amount accrued. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised. Details about certain of the more significant sites involved are discussed below.

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

San Luis, Colorado — 100% owned

      The San Luis open-pit gold mine in southern Colorado was operated by a subsidiary of Battle Mountain and ceased operations in November 1996. Since then substantial closure and reclamation work has been performed. In August 1999, the Colorado Department of Public Health and Environment (“CDPHE”) issued a notice of violation of the Water Quality Control Act and in October 1999 amended the notice to authorize operation of a water treatment facility and the discharge of treated water. Battle Mountain has made all submittals required by the CDPHE notice and conducted the required response activities. Battle Mountain negotiated a settlement with CDPHE resolving alleged violations that was effective September 1, 2000. In October 2000, the CDPHE received an “Application for Reconsideration of Order for Civil Penalty” filed by project opponents, seeking to appeal the terms of the settlement. The application w as denied by CDPHE. Project opponents have filed a judicial appeal in the District Court for Costilla County, Colorado, naming the CDPHE as defendant. Battle Mountain has intervened in the appeal to protect its interests in the settlement. Newmont cannot reasonably predict the likelihood or outcome of this or any future action against Battle Mountain or Newmont relating to this site.

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

      In a Federal Court action brought by the Australian Securities and Investment Commission, (“ASIC”), against Yandal Gold Pty Ltd., a subsidiary of Newmont Australia Ltd., the judge found that the defendants violated the Australian Corporations Law and ordered payment by Edensor Nominees Pty. Ltd. (“Edensor”) to ASIC of A$28.5 million for distribution to former Yandal Operations Limited shareholders. An appeal by Edensor to the Full Court of the Federal Court, to which Normandy Australia Ltd. became a party on the application of ASIC, was allowed on the basis that the Federal Court lacked jurisdiction to make the order. This decision was successfully appealed to the High Court, which decided that the Full Federal Court was wrong. The High Court held that the Federal Court did have jurisdiction to hear and determine the matter and make orders under the Australian Corporations Law. The High Court sent th e matter back to the Full Federal Court, which rejected Edensor’s appeal on the merits. Baring any additional appeal, Edensor will be obligated to pay the A$28.5 million. Newmont Australia Ltd. previously agreed to pay half of this amount.

-

(15) Condensed Consolidating Financial Statements

      The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements associated with certain debt covenant obligations:

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated

(in millions) As Revised

Three Months Ended March 31, 2002 Sales and other income Sales – gold	$—	$403.9	$78.3	$—	$482.2
Sales – base metals	—	—	11.5	—	11.5
Royalties	—	—	3.4	(0.2)	3.2
Dividends, interest and other income (loss)— intercompany	—	0.5	2.1	(2.6)	—
Dividends, interest, foreign currency exchange and other income (loss)	—	5.8	(4.7)	—	1.1

	—	410.2	90.6	(2.8)	498.0

Costs and Expenses Costs of sales	—	268.2	65.0	(0.1)	333.1
Depreciation, depletion and amortization	—	80.7	22.3	—	103.0
Exploration and research	—	8.9	2.7	—	11.6
General and administrative	—	16.8	4.5	—	21.3
Interest expense – intercompany	—	—	2.9	(2.9)	—
Interest, net of capitalized interest of $1.2 million	—	22.3	5.9	—	28.2
Other income (loss)	—	3.1	(2.2)	—	0.9

	—	400.0	101.1	(3.0)	498.1

Operating income (loss)	—	10.2	(10.5)	0.2	(0.1)

Gain on derivative instruments	—	—	6.3	—	6.3

Pre-tax income (loss) before minority interest and equity loss	—	10.2	(4.2)	0.2	6.2

Income tax expense	—	(2.2)	(2.6)	—	(4.8)
Minority interest in income (loss) of affiliate	—	(10.7)	1.6	(1.5)	(10.6)
Equity income (loss) of affiliate	(8.8)	0.5	(1.5)	10.2	0.4

Net income (loss)	$(8.8)	$(2.2)	$(6.7)	$8.9	$(8.8)

Preferred stock dividend	(1.8)	—	—	—	(1.8)

Net income (loss) applicable to common shares	$(10.6)	$(2.2)	$(6.7)	$8.9	$(10.6)

					Newmont
	Newmont				Mining
Consolidating Statement of Operations	Mining	Newmont	Other		Corporation
(in millions)	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Three Months Ended March 31, 2001 Sales and other income Sales – gold	$—	$424.1	$—	$—	$424.1
Dividends, interest and other income—intercompany	—	—	—	—	—
Dividends, interest, foreign currency exchange and other income (loss)	—	3.4	—	—	3.4

	—	427.5	—	—	427.5

Costs and Expenses Costs of sales	—	267.9	—	—	267.9
Depreciation, depletion and amortization	—	75.2	—	—	75.2
Exploration and research	—	15.3	—	—	15.3
General and administrative	—	15.9	—	—	15.9
Interest, net	—	20.3	—	—	20.3
Merger and restructuring	—	60.5	—	—	60.5
Other	—	3.5	—	—	3.5

	—	458.6	—	—	458.6

Operating loss	—	(31.1)	—	—	(31.1)

Gain on derivative instruments	—	15.6	—	—	15.6

Pre-tax loss before minority interest and equity loss	—	(15.5)	—	—	(15.5)

Income tax expense	—	(2.5)	—	—	(2.5)
Minority interest in income of affiliates	—	(14.8)	—	—	(14.8)
Equity loss of affiliate	—	(4.4)	—	—	(4.4)

Net loss	$—	$(37.2)	$—	$—	$(37.2)

Preferred stock dividend	—	(1.9)	—	—	(1.9)

Net loss applicable to common shares	$—	$(39.1)	$—	$—	$(39.1)

					Newmont
	Newmont				Mining
Consolidating Balance Sheets	Mining	Newmont	Other		Corporation
(in millions) As Revised	Corporation	USA	Subsidiaries	Eliminations	Consolidated

At March 31, 2002
Assets
Cash and cash equivalents	$—	$293.7	$217.9	$—	$511.6
Short-term investments	—	7.2	10.7	—	17.9
Accounts receivable	(132.0)	73.2	110.0	0.3	51.5
Inventories	—	388.2	126.0	(0.3)	513.9
Marketable securities of Lihir	—	84.0	—	—	84.0
Prepaid taxes	—	13.3	—	—	13.3
Derivative instruments	—	—	20.9	—	20.9
Current portion of deferred income tax assets	—	9.6	20.1	—	29.7
Other current assets	—	54.4	(173.5)	254.5	135.4

Current assets	(132.0)	923.6	332.1	254.5	1,378.2

Property, plant and mine development, net	—	2,163.1	2,172.6	—	4,335.7
Investments	—	585.0	752.4	(328.6)	1,008.8
Investment in subsidiaries	4,433.6	—	—	(4,433.6)	—
Long-term inventory	—	83.4	8.5	—	91.9
Derivative instruments	—	2.1	48.7	—	50.8
Goodwill	—	—	2,506.9	—	2,506.9
Intangible assets	—	—	46.0	—	46.0
Deferred income tax assets	—	393.9	87.5	—	481.4
Other long-term assets	—	89.6	505.0	(460.3)	134.3

Total assets	$4,301.6	$4,240.7	$6,459.7	$(4,968.0)	$10,034.0

Liabilities
Current portion of long-term debt	$—	$205.9	$234.2	$—	$440.1
Accounts payable	—	69.4	16.2	(0.3)	85.3
Current portion of deferred income tax liabilities	—	7.9	18.0	—	25.9
Derivative instruments	—	—	124.3	—	124.3
Other accrued liabilities	(339.5)	403.1	(1.0)	254.7	317.3

Current liabilities	(339.5)	686.3	391.7	254.4	992.9

Long-term debt	—	1,051.0	685.7	—	1,736.7
Reclamation and remediation liabilities	—	178.8	80.3	—	259.1
Deferred revenue from sale of future production	—	191.0	—	—	191.0
Derivative instruments	—	2.1	375.8	—	377.9
Deferred income tax liabilities	—	135.0	437.3	—	572.3
Employee related benefits	—	147.3	1.1	—	148.4
Other long-term liabilities	460.2	88.7	126.3	(460.2)	215.0

Total liabilities	120.7	2,480.2	2,098.2	(205.8)	4,493.3

Minority interest in affiliates	—	261.4	365.6	(328.6)	298.4

Stockholders’ equity
Convertible preferred stock	11.5	11.5	—	(11.5)	11.5
Common stock	537.1	314.3	—	(314.3)	537.1
Additional paid-in capital	3,918.6	1,462.3	3,989.7	(4,394.0)	4,976.6
Accumulated other comprehensive income (loss)	16.1	5.0	14.6	(16.1)	19.6
Retained earnings (deficit)	(302.4)	(294.0)	(8.4)	302.3	(302.5)

Total stockholders’ equity	4,180.9	1,499.1	3,995.9	(4,433.6)	5,242.3

Total liabilities and stockholders’ equity	$4,301.6	$4,240.7	$6,459.7	$(4,968.0)	$10,034.0

	Newmont				Mining
Consolidating Balance Sheets	Mining	Newmont	Other		Corporation
(in millions)	Corporation	USA	Subsidiaries	Eliminations	Consolidated

At December 31, 2001
Assets
Cash and cash equivalents	$—	$149.4	$—	$—	$149.4
Short-term investments	—	8.2	—	—	8.2
Accounts receivable	—	19.1	—	—	19.1
Inventories	—	384.2	—	—	384.2
Marketable securities of Lihir	—	66.9	—	—	66.9
Prepaid taxes	—	29.2	—	—	29.2
Current portion of deferred income tax assets	—	9.6	—	—	9.6
Other current assets	—	42.9	—	—	42.9

Current assets	—	709.5	—	—	709.5

Property, plant and mine development, net	—	2,207.0	—	—	2,207.0
Investment in affiliated companies	—	559.8	—	—	559.8
Long-term inventory	—	92.7	—	—	92.7
Deferred income tax assets	—	398.4	—	—	398.4
Other long-term assets	—	95.0	—	—	95.0

Total assets	$—	$4,062.4	$—	$—	$4,062.4

Liabilities
Current portion of long-term debt	$—	$192.2	$—	$—	$192.2
Accounts payable	—	80.9	—	—	80.9
Current portion of deferred income tax liabilities	—	7.9	—	—	7.9
Other accrued liabilities	—	204.8	—	—	204.8

Current liabilities	—	485.8	—	—	485.8

Long-term debt	—	1,089.7	—	—	1,089.7
Reclamation and remediation liabilities	—	176.9	—	—	176.9
Deferred revenue from sale of future production	—	191.0	—	—	191.0
Deferred income tax liabilities	—	133.6	—	—	133.6
Employee related benefits	—	156.8	—	—	156.8
Other long-term liabilities	—	97.1	—	—	97.1

Total liabilities	—	2,330.9	—	—	2,330.9

Minority interest in affiliates	—	251.5	—	—	251.5

Stockholders’ equity
Convertible preferred stock	—	11.5	—	—	11.5
Common stock	—	313.9	—	—	313.9
Additional paid-in capital	—	1,458.4	—	—	1,458.4
Accumulated other comprehensive income (loss)	—	(12.0)	—	—	(12.0)
Retained deficit	—	(291.8)	—	—	(291.8)

Total stockholders’ equity	—	1,480.0	—	—	1,480.0

Total liabilities and stockholders’ equity	$—	$4,062.4	$—	$—	$4,062.4

					Newmont
	Newmont				Mining
Statement of Consolidating Cash Flows	Mining	Newmont	Other		Corporation
(in millions) As Revised	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Three Months Ended March 31, 2002
Operating activities
Net income (loss)	$(8.7)	$(2.1)	$(6.6)	$8.6	$(8.8)
Adjustments to reconcile net loss to net
cash provided by operating activities	—	96.3	16.5	—	112.8
Change in working capital	—	(43.1)	12.3	(0.6)	(31.4)

Net cash (used in) provided by operating activities	(8.7)	51.1	22.2	8.0	72.6

Investing activities
Additions to property, plant and mine development	—	(42.4)	(10.9)	—	(53.3)
Proceeds from sale of short-term investments	—	—	406.7	—	406.7
Net cash effect of acquisitions	—	—	(18.3)	—	(18.3)
Investments in affiliates and Other	8.7	(24.5)	0.3	(8.9)	(24.4)

Net cash provided by (used in) investing activities	8.7	(66.9)	377.8	(8.9)	310.7

Financing activities:
Net borrowings (repayments)	—	(23.7)	(1.1)	—	(24.8)
Dividends paid on common and preferred stock	(13.8)	—	—	—	(13.8)
Proceeds from stock issuance and Other	13.8	183.3	(181.3)	—	15.8

Net cash provided by (used in) financing activities	—	159.6	(182.4)	—	(22.8)

Effect of exchange rate changes on cash	—	0.3	1.4	—	1.7

Net change in cash and cash equivalents	—	144.1	219.0	(0.9)	362.2
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$293.5	$219.0	$(0.9)	$511.6

					Newmont
	Newmont				Mining
Statement of Consolidating Cash Flows	Mining	Newmont	Other		Corporation
(in millions)	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Three Months Ended March 31, 2001
Operating activities
Net loss	$—	$(37.3)	$—	$—	$(37.3)
Adjustments to reconcile net loss to net cash provided by operating activities	—	(85.3)	—	—	85.3
Change in working capital	—	(29.5)	—	—	(29.5)

Net cash provided by operating activities	—	18.5	—	—	18.5

Investing activities:
Additions to property, plant and mine development	—	(99.8)	—	—	(99.8)
Proceeds from assets sales and Other	—	9.0	—	—	9.0

Net cash used in investing activities	—	(90.8)	—	—	(90.8)

Financing activities:
Net borrowings (repayments)	—	3.4	—	—	3.4
Dividends paid on common and preferred stock	—	(7.7)	—	—	(7.7)
Proceeds from stock issuance and Other	—	39.7	—	—	39.7

Net cash provided by financing activities	—	35.4	—	—	35.4

Effect of exchange rate changes on cash	—	6.5	—	—	6.5

Net change in cash and cash equivalents	—	(30.4)	—	—	(30.4)
Cash and cash equivalents at beginning of period	—	77.6	—	—	77.6

Cash and cash equivalents at end of period	$—	$47.2	$—	$—	47.2

(16) Supplementary Data

       The ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred stock dividends for the three months ended March 31, 2002 was 1.3 and 1.1, respectively. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Newmont guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

(17) Subsequent Event

       On April 2, 2002, Newmont sold its 9.7 % equity holding in Lihir Gold Limited through a block trade to Macquarie Equity Capital Markets Limited in Australia for approximately $84 million. Accordingly, a pre-tax gain of approximately $47 million will be recognized in the quarter ending June 30, 2002.

(18) Revision to Financial Statements

       Subsequent to the filing of the first quarter Form 10-Q, the Company determined that certain adjustments were required to the financial statements for the three-month period ended March 31, 2002. Overall, the adjustments reduced the first quarter net loss by $0.2 million, or $0.0 per share. These adjustments primarily were necessitated to properly present the conversion to US GAAP and translation to US dollars of certain financial statement balances of the recently acquired Newmont Australia Limited (formerly Normandy Mining Limited). In addition, certain other adjustments were required to properly record first quarter income related to insurance settlements, insurance expense of the Company’s equity investee, and income related to a property sale. Accordingly, the Company has revised its first quarter financial statements and related disclosures in this amendment, which primarily result in a decrease in the first quarter operating loss from $13.2 million to $0.2 million, a decrease in the gain on derivative instruments from $19.0 million to $6.3 million, a decrease in minority income from affiliates from $12.5 million to $10.6 million, and an increase in equity income of affiliates to $0.5 million from a loss of $1.2 million.

       The following sets forth the effects of the revision to Newmont’s 2002 first quarter statements of consolidated operations and comprehensive income (loss), consolidated balance sheets and statements of cash flows.

NEWMONT MINING CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended
	March 31,

	2002	2002	2001

	(in thousands, except per share)
	As Previously		As Previously
	Reported	As Revised	Reported
Sales and other income
Sales – gold	$481,152	$482,234	$424,097
Sales – base metals	11,514	11,514	—
Royalties	3,192	3,192	—
Dividends, interest, foreign currency exchange and other income (loss)	(4,260)	1,023	3,428

	491,598	497,963	427,525

Costs and expenses
Costs of sales	339,168	333,146	267,860
Depreciation, depletion and amortization	105,192	103,001	75,176
Exploration and research	11,757	11,567	15,315
General and administrative	20,443	21,315	15,911
Interest, net of capitalized interest of $1,222, $1,222 and $2,847, respectively	27,376	28,224	20,272
Merger and restructuring	—	—	60,510
Other	870	870	3,543

	504,806	498,123	458,587

Operating loss	(13,208)	(160)	(31,062)
Gain on derivative instruments	18,982	6,331	15,573

Pre-tax income (loss) before minority interest and equity loss	5,774	6,171	(15,489)
Income tax expense	(1,087)	(4,816)	(2,546)
Minority interest in income of affiliates	(12,505)	(10,643)	(14,816)
Equity income (loss) of affiliates	(1,173)	516	(4,395)

Net loss	$(8,991)	$(8,772)	$(37,246)
Preferred stock dividend	(1,869)	(1,869)	(1,869)

Net loss applicable to common shares	$(10,860)	$(10,641)	$(39,115)

Net loss	$(8,991)	$(8,772)	$(37,246)
Other comprehensive income (loss), net of tax	34,773	31,487	(4,657)

Comprehensive income (loss)	$25,782	$22,715	$(41,903)

Net loss per common share, basic and diluted	$(0.04)	$(0.04)	$(0.20)

Basic and diluted weighted average shares outstanding	281,467	281,467	192,607
Cash dividends declared per common share	$0.03	$0.03	$0.03

NEWMONT MINING CORPORATION
CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31,	March 31,	December 31,
	2002	2002	2001

		(in thousands)
	As Previously		As Previously
	Reported	As Revised	Reported
Assets
Cash and cash equivalents	$511,558	$511,558	$149,431
Short-term investments	17,910	17,910	8,185
Accounts receivable	50,750	51,485	19,088
Inventories	509,575	513,806	384,202
Marketable securities of Lihir	84,002	84,002	66,918
Prepaid taxes	13,345	13,345	29,229
Derivative instruments	20,851	20,851	—
Current portion of deferred income tax assets	29,747	29,747	9,627
Other current assets	136,785	135,526	42,780

Current assets	1,374,523	1,378,230	709,460
Property, plant and mine development, net	4,332,590	4,335,681	2,207,048
Investments	1,007,134	1,008,823	559,809
Long-term inventory	91,924	91,924	92,689
Derivative instruments	50,813	50,813	2,621
Goodwill	2,506,935	2,506,935	—
Intangible assets	45,997	45,997	—
Deferred income tax assets	481,423	481,423	398,391
Other long-term assets	134,191	134,191	92,387

Total assets	$10,025,530	$10,034,017	$4,062,405

Liabilities

Current portion of long-term debt	$440,077	$440,077	$192,151
Accounts payable	85,255	85,255	80,884
Current portion of deferred income tax liabilities	23,375	25,895	7,914
Derivative instruments	124,286	124,286	1,331
Other accrued liabilities	312,452	317,434	203,531

Current liabilities	985,445	992,947	485,811
Long-term debt	1,736,718	1,736,718	1,089,718
Reclamation and remediation liabilities	261,770	259,070	176,934
Deferred revenue from sale of future production	191,039	191,039	191,039
Derivative instruments	370,266	377,885	8,260
Deferred income tax liabilities	571,713	572,262	133,621
Employee related benefits	148,373	148,373	156,834
Other long-term liabilities	214,974	214,974	88,661

Total liabilities	4,480,298	4,493,268	2,330,878

Minority interest in affiliates	299,752	298,336	251,479

Stockholders’ equity

Convertible preferred stock	11,500	11,500	11,500
Common stock	537,139	537,139	313,881
Additional paid-in capital	4,976,629	4,976,629	1,458,369
Accumulated other comprehensive income (loss)	22,919	19,633	(11,854)
Retained deficit	(302,707)	(302,488)	(291,848)

Total stockholders’ equity	5,245,480	5,242,413	1,480,048

Total liabilities and stockholders’ equity	$10,025,530	$10,034,017	$4,062,405

NEWMONT MINING CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOW

	Three Months Ended
	March 31,

	2002	2002	2001

		Unaudited
		(in thousands)
	As		As
	Previously		Previously
	Reported	As Revised	Reported
Operating activities:
Net loss	$(8,991)	$(8,772)	$(37,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	105,192	103,001	75,176
Amortization of capitalized mining costs	7,498	7,498	9,612
Deferred tax benefit	(1,215)	(666)	(19,790)
Gain on derivative instruments	(18,982)	(6,331)	(15,573)
Noncash merger and restructuring expenses	—	—	21,589
Foreign currency exchange loss	11,230	3,621	1,017
Minority interest, net of dividends	12,505	10,643	9,618
Undistributed losses of affiliated subsidiaries	1,173	(516)	4,395
Gain on sale of assets and other	(3,349)	(4,452)	(674)
(Increase) decrease in operating assets:
Accounts receivable	11,840	18,920	4,216
Inventories	9,536	5,305	29,735
Other assets	15,384	16,642	8,215
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(67,395)	(43,642)	(66,314)
Other liabilities	(1,823)	(28,648)	(5,369)

Net cash provided by operating activities	72,603	72,603	18,607

Investing activities:
Additions to property, plant and mine development	(53,278)	(53,278)	(99,813)
Repayments (advances to) from joint ventures and affiliates	(24,750)	(24,750)	8,794
Proceeds from sale of short-term investments	406,731	406,731	—
Net cash effect of acquisitions	(18,313)	(18,313)	—
Proceeds from asset sales and other	269	269	188

Net cash provided by (used in) investing activities	310,659	310,659	(90,831)

Financing activities:
Repayment of short-term debt	—	—	(10,000)
Proceeds from long-term debt	53,431	450,431	462,000
Repayment of long-term debt	(78,244)	(475,244)	(448,560)
Dividends paid on common and preferred stock	(13,792)	(13,792)	(7,730)
Decrease in restricted cash	—	—	40,000
Proceeds from stock issuance and other	15,739	15,739	(324)

Net cash (used in) provided by financing activities	(22,866)	(22,866)	35,386

Effect of exchange rate changes on cash	1,731	1,731	6,459

Net change in cash and cash equivalents	362,127	362,127	(30,379)
Cash and cash equivalents at beginning of period	149,431	149,431	77,558

Cash and cash equivalents at end of period	$511,558	$511,558	$47,179

Supplemental information:
Interest paid, net of amounts capitalized of $1,222, $1,222 and $2,847, respectively	$31,916	$31,916	$28,175
Income taxes paid	$13,974	$13,974	$18,424

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

       Subsequent to the filing of the first quarter Form 10-Q, the Company determined that certain adjustments were required to the financial statements for the three-month period ended March 31, 2002. Overall, the adjustments reduced the first quarter net loss by $0.2 million, or $0.0 per share. These adjustments primarily were necessitated to properly present the conversion to US GAAP and translation to US dollars of certain financial statement balances of the recently acquired Newmont Australia Limited (formerly Normandy Mining Limited). In addition, certain other adjustments were required to properly record first quarter income related to insurance settlements, insurance expense of the Company’s equity investee, and income related to a property sale. Accordingly, the Company has revised its first quarter financial statements and related disclosures in this amendment, which result in a decrease in the first quarter operating loss from $13.2 million to $0.2 million, a decrease in the gain on derivative instruments from $19.0 million to $6.3 million, a decrease in minority income from affiliates from $12.5 million to $10.6 million, and an increase in equity income of affiliates to $0.5 million from a loss of $1.2 million.

       Refer to Note 18 to the March 31, 2002 condensed consolidated financial statements for a comparison of the previously filed and revised statements of consolidated operations and comprehensive income (loss), consolidated balance sheets, and statement of consolidated cash flows.

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

SUMMARY

       Newmont recorded a net loss to common shares of $10.6 million ($0.04 per share) in the first quarter 2002 compared with a net loss of $39.1 million ($0.20 per share) in the first quarter of 2001. The first quarter of 2002 included, net of tax, a ($0.3) million ($0.00 per share) for non-cash gains on derivative instruments. The first quarter of 2001 included, net of tax, $43.7 million ($0.23 per share) for merger and restructuring and $10.1 million ($0.05 per share) for a non-cash unrealized mark-to-market gain on call option contracts. Total equity gold sales, total cash costs and average realized gold prices were as follows:

	Three Months Ended
	March 31,

	2002	2001

	As Revised
Equity gold sales ounces (000)	1,465	1,422
Total cash costs per ounce	$195	$171
Total costs per ounce	$258	$220
Average price realized per ounce	$292	$264

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

	Expected Maturity Date or Transaction Date							Fair Value

Gold Forward Sales
Contracts	2002	2003	2004	2005	2006	Thereafter	Total/Average	US$ (000)

								As Revised
(A$ denominated)
Fixed Forwards:
Ounces/Fair Value	950.0	904.4	254.6	—	—	—	2,109.0	$(54,564.6)
Average price	$303.3	$305.2	$324.5	—	—	—	$306.7
Floating Rate Forwards:
Ounces/Fair Value	90.8	391.4	429.0	378.9	475.6	597.5	2,363.2	$(108,373.3)
Average price	$298.3	$315.2	$324.5	$328.9	$334.6	$376.1	$337.7
Synthetic Forwards:
Ounces/Fair Value	—	39.0	80.0	80.0	80.0	160.0	439.0	$(25,242.8)
Average price	—	$295.5	$287.7	$287.7	$287.7	$287.7	$288.4
Total Ounces/Fair Value	1,040.8	1,334.8	763.6	458.9	555.6	757.5	4,911.2	$(188,180.7)

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
Floating rate forward contracts provide for a gold lease rate component in the price that takes into account market lease rates over the term of the contract. Gold lease rates reflect the borrowing cost for gold. Floating rate forwards are accounted for as cash flow hedges.

Synthetic forward contracts represent combinations of purchased put options and written call options at the same strike price, maturity date and number of ounces. The combination achieves the same risk management result as gold forward sales contracts.

	Expected Maturity Date or Transaction Date							Fair Value

Put Option Contracts:	2002	2003	2004	2005	2006	Thereafter	Total/Average	US$ (000)

								As Revised
US$ Denominated Fixed Purchased Puts:
Ounces/Fair Value	152.4	209.1	202.8	204.8	100.0	95.0	964.1	$367.1
Average price	$292.3	$291.9	$292.3	$292.2	$337.9	$410.7	$308.6
A$ Denominated Fixed Purchased Puts:
Ounces/Fair Value	389.6	44.6	50.8	—	—	—	485.0	$(1,615.8)
Average price	$264.0	$295.5	$304.5	—	—	—	$271.1
A$ Denominated Floating Purchased Puts:
Ounces/Fair Value	16.0	62.0	37.0	256.0	68.6	287.3	726.9	$(24,060.0)
Average price	$298.3	$294.4	$293.0	$309.5	$322.7	$324.3	$314.2
Total
Ounces/Fair Value	558.0	315.7	290.6	460.8	168.6	382.3	2,176.0	$(25,308.7)

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

	Expected Maturity Date or Transaction Date							Fair Value

Convertible Put
Options and Other
Instruments:	2002	2003	2004	2005	2006	Thereafter	Total/Average	US$ (000)

								As Revised
A$ Denominated:
Ounces/Fair Value	—	46.0	37.0	81.5	305.8	1,315.0	1,785.3	$(148,509.3)
Average price	—	$293.0	$293.0	$290.9	$304.1	$352.1	$338.3

Notes: Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2002 of US$ 0.53 per A$ 1. For all floating rate instruments in the table above, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments. Convertible put option contracts and other instruments are comprised of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges; b) Knock-out/knock-in option contracts that are contingent sold call options that either terminate (or knock-out) and maintain upside gold price potential or convert (or knock-in) t o sold call options, depending on certain market conditions, and are marked to market with the change reflected in income; c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

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

Foreign Currency

       In addition to the U.S., Newmont conducts gold operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia and Turkey. Gold produced at these operations is sold in the international markets for U.S. dollars, except for gold produced in Australia and New Zealand that is primarily sold in local currencies. The cost and debt structures at most operations are also primarily U.S. dollar denominated, except for Canadian operations where such structures are primarily denominated in the local currency. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to most operations since local salaries and supply contracts will decrease against the U.S. dollar revenue stream. Foreign currency exchange losses were $7.6 million and $1.0 million, for the quarters ended March 31, 200 2 and 2001, respectively.

       At March 31, 2002, Newmont had the following foreign currency contracts outstanding. Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2002 of US$ 0.53 to A$ 1.

Expected Maturity Date or Transaction Date

A$/US$
Currency								Fair Value
Exchange						There-	Total/	@ 3/31/02
Contracts:	2002	2003	2004	2005	2006	after	Average	US$ (000)

								As Revised
Notional Amounts US$ (000)
	$(35,386)	$(53,200)	$(56,112)	$(30,700)	—	—	$(175,398)	$(34,101.7)
Average Exchange Rate (US$ per A$1)
	0.675	0.643	0.646	0.669	—	—	0.655	—
A$/US$ Cross Currency Swaps US$ (000)
Principal	—	—	—	—	—	$250,000	$250,000	$46,918.2

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

RESULTS OF OPERATIONS

     GOLD SALES AND TOTAL CASH COSTS

	Equity Ounces		Total Cash Costs

	Three Months Ended March 31,

	2002	2001	2002	2001

	(in thousands; $ per equity ounce)
			As Revised
North America:
Nevada	606.1	729.6	$238	$200
Mesquite, California	15.5	39.5	156	211
La Herradura, Mexico	15.6	12.7	183	151
Golden Giant, Canada	62.3	71.6	215	189
Holloway, Canada	27.9	23.0	194	192

Total/Weighted Average	727.4	876.4	231	199

South America:
Yanacocha, Peru	248.1	238.9	137	106
Kori Kollo, Bolivia	60.6	60.5	163	200

Total/Weighted Average	308.7	299.4	142	125

Australia:
Kalgoorlie	41.1	—	214	—
Yandal	87.1	—	184	—
Tanami	53.5	—	196	—
Pajingo	57.0	30.2	78	95

Total/Weighted Average	238.7	30.2	167	95

Other Operations:
Minahasa, Indonesia	41.8	115.0	183	111
Zarafshan-Newmont, Uzbekistan	52.4	49.7	143	141
Martha, New Zealand	14.5	—	185	—
Ovacik, Turkey	16.8	—	155	—

Total/Weighted Average	125.5	164.7	163	120

Equity Investments:
Batu Hijau, Indonesia	40.3	51.6	n/a	n/a

TVX Newmont Americas	24.2	—	n/a	n/a

Newmont Total/Weighted Average	1,464.8	1,422.3	$195	$171

        Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. Batu Hijau costs are reported per pound of copper, with gold revenue as an offsetting by-product credit and are excluded from cost per ounce calculations.

Reconciliation of Costs of sales to total cash costs per ounce:

Three Months Ended March 31,

(in millions) As Revised
Costs of sales per financial statements	$333.1
Minority interest in Yanacocha	(35.7)
Minority interest in Kori Kollo	(1.4)
Minority interest in Tanami	(1.8)
Base metal operations.	(12.7)
Noncash inventory purchase accounting adjustment	(4.3)
Reclamation accruals	(4.7)

Total cash costs used in per ounce calculations.	$272.5

Equity ounces sold, net (000) *	1,400.3
Equity total cash cost per ounce	$195
* Excludes equity investments in Batu Hijau and TVX Newmont Americas.

       NORTH AMERICA

       Newmont’s Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks, the Lone Tree Complex and recently acquired the Midas mines are located.

       Gold sales in the first quarter of 2002 of 606,100 ounces (including 22,000 ounces from Midas) decreased 17% from the comparable 2001 period. Total cash costs for the first three months of 2002 were $238 per ounce compared with $200 per ounce in the same 2001 period when benefits from higher refractory ore grades related to processing Deep Post surface ore were realized. For the 2002 quarter, Nevada’s production was impacted by 16% lower grades related to ore mined and lower mill throughput, partly attributable to temporary shut-downs for repairs on the Carlin roaster and for optimization of the grinding circuit in Mill 5. Nevada’s production in 2002 is expected to total approximately 2.7 million ounces with total cash costs about $205 to $210 per ounce.

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

       At the Yandal operations, which consists of the Bronzewing, Jundee and Wiluna mines in Western Australia, gold sales for the period ended March 31, 2002, were 87,100 ounces at a total cash cost of $184 per ounce. Production for 2002 is estimated at 680,000 ounces at a cash cost of about $175 to $180 per ounce.

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

       At the Pajingo mine in North Queensland, gold sales for the period ended March 31, 2002 were 57,000 ounces with total cash cost of $78 per ounce, compared to 30,200 ounces and total cash costs of $95 per ounce in the 2001 quarter. Development of the Vera South Deeps and Jandam orebodies continues. For the year 2002, production is estimated at 280,000 ounces with cash costs about $90 per ounce.

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

       Equity sales at Martha, located in New Zealand, were 14,500 ounces for the six-week period ended March 31, 2002 with a total cash cost of $185 per ounce. Production in 2002 is expected at 100,000 equity ounces at a cash cost of about $140 per ounce.

       At the Ovacik mine in Turkey, gold sales for the six-week period ended March 31, 2002 were 16,800 ounces at a total cash cost of $155 per ounce. Production commenced at this operation in June 2001. Production for 2002 is expected at 125,000 ounces at a total cash cost of $130 per ounce.

       At the Batu Hijau mine in Indonesia, copper sales totaled 67.6 million and 70.1 million equity pounds for the 2002 and 2001 quarters, respectively. Total cash costs were $0.42 and $0.48 per pound, after gold sales credits, for the first quarter of 2002 and 2001, respectively. Copper sales in 2002 are expected between 310 million and 340 million equity pounds at a cash cost of about $0.40 to $0.42 per pound, with gold production of approximately 235,000 equity ounces.

       At the wholly-owned and operated Golden Grove copper/zinc operation in Western Australia, which was acquired in the Normandy transaction, copper sold was 10.1 million pounds at a total cash cost of $0.59 per pound. There was no zinc production following the acquisition date, as either copper or zinc is produced in dedicated campaigns. Sales from Golden Grove is expected to total 50 million to 55 million pounds of copper at a total cash cost of approximately $0.60 per pound and approximately 100 million pounds of zinc at a total cash cost of approximately $0.28 per pound.

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

       MERCHANT BANKING

       Newmont’s merchant banking business holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. Newmont earned $3.2 million of royalty revenue for the six-week period ended March 31, 2002 and for the full year 2002, royalty revenue is expected to total $35 million.

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

	Three Months Ended March 31,

	2002	2001

Consolidated gold sales (in millions)	$481.2	$424.1
Consolidated production ounces (000)	(1,654.7)	1,605.3
Average price realized per consolidated ounce	$291	$264
Average spot price received per ounce	$290	$264

Increase (decrease) in consolidated gold sales due to:

	Three Months Ended March 31,

	2002 vs. 2001
	(in millions)
	As Revised
Consolidated production	$(56.7)
Average price received	36.8
Newmont Australia gold sales	78.0

	$58.1

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

	Costs of Sales		Depreciation

	Three Months Ended March 31,

	(in millions)
	2002	2001	2002	2001

	As Revised		As Revised
North America:
Nevada	$146.6	$148.5	$26.5	$30.4
Mesquite, California	2.4	8.6	0.5	1.5
La Herradura, Mexico	2.9	2.0	0.8	0.8
Golden Giant, Canada	13.7	14.0	5.0	4.7
Holloway, Canada	5.6	4.5	2.0	1.7

Total North America	171.2	177.6	34.8	39.1

South America:
Yanacocha, Peru	69.8	52.8	34.8	20.1
Kori Kollo, Bolivia	11.5	12.4	3.4	4.8

Total South America	81.3	65.2	38.2	24.9

Australia:
Kalgoorlie	10.8	—	0.9	—
Yandal operations	17.0	—	5.9	—
Tanami operations	12.8	—	4.5	—
Pajingo	5.3	2.9	4.2	1.1

Total Australia	45.9	2.9	15.5	1.1

Other Operations:
Minahasa, Indonesia	8.3	13.0	2.7	5.6
Zarafshan-Newmont, Uzbekistan	7.5	7.1	2.4	2.9
Martha, New Zealand	2.9	—	1.9	—
Ovacik, Turkey	3.0	—	1.3	—

Total Other Operations	21.7	20.1	8.3	8.5

Other:
Merchant banking	0.1	—	1.6	—
Base metals operations	12.6	—	0.8	—
Corporate and other	0.3	2.1	3.8	1.6

Total Other	13.0	2.1	6.2	1.6

Total Newmont	$333.1	$267.9	$103.0	$75.2

       Interest expense, net of capitalized interest was $28.2 million and $20.3 million for the first quarter of 2002 and 2001, respectively, with increased interest expense ($5.1 million from February 16, 2002 through March 31, 2002) related to Newmont Australia debt and lower capitalized interest offset related to the completion of the La Quinua project at Yanacocha late in 2001. For the full year 2002, interest expense is expected to be between $110 million and $115 million.

       General and administrative expenses totaled $21.3 million and $15.9 million for the first quarter of 2002 and 2001, respectively. The increase reflected the February acquisitions and for the full year 2002, general and administrative expenses are expected to total approximately $95 million.

       Income tax expense in the first three months of 2002 and 2001 was $4.8 million and $2.5 million, respectively. The increase primarily reflected the higher pre-tax income partially offset by the benefit of greater tax depletion as well as realization of historical tax attributes from the Battle Mountain acquisition completed in 2001.

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

       Gain on derivative instruments of $6.3 million and $15.6 million for the three months ended March 31, 2002 and 2001, respectively, reflected the change in fair value of those instruments not qualifying for hedge accounting treatment, and for the 2002 period, the ineffective portion of those instruments which do qualify for hedge accounting treatment. Over the life of the contracts, any unrealized gains or losses will be restored to income.

       Equity in income (loss) of affiliates reflected equity income in Batu Hijau of $0.5 million and an equity loss of $4.4 million for the first quarter of 2002 and 2001, respectively. The 2002 period reflected higher copper sales, a higher copper price realization per pound and lower interest expense ( a result of decreased principal balances and lower interest rates) as compared to the 2001 period. Newmont had break even results for our equity share of TVX Newmont Americas and AMC in the 2002 period.

       In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. The adoption of these standards on January 1, 2002 did not impact Newmont’s historical financial statements or results of operations. As previously noted, the 2002 acquisitions of Normandy and Franco-Nevada were accounted for as purchases and goodwill of $2.5 billion resulted from the preliminary purchase price allocation based on the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as prescribed by SFAS No. 142.

       In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when Newmont will record the estimated present value of reclamation liabilities and increase the carrying amount of the related asset. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. Newmont is in the process of quantifying the effect of adoption on January 1, 2003.

       In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model, based on the framework of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. The statement was effective for fiscal years beginning after December 15, 2001, and there was no impact upon adoption.

       Other comprehensive loss, net of tax, included a $11.0 million gain and a $4.3 million loss for temporary changes in fair value on marketable securities for the three months ended March 31, 2002 and 2001, respectively. The first quarter of 2002 also included a $19.7 million gain for the effective portion of the change in fair value of cash flow hedge instruments and a $0.8 million gain on foreign currency translation adjustments. Included in the first quarter 2001 were gains for the effective portion of the change in fair value of cash flow hedge instruments and losses for foreign currency translation adjustments of $0.3 million and $0.7 million, respectively.

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

       In Australia, systematic underground drilling at Jundec, at the Yandal operations in Western Australia, continues to define the high-grade Westside structure. With this core drilling, a new zone of mineralization in the overlying Lyons Dolerite has been intersected with similar initial interceps to the Westside zone.

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

       On May 9, 2002, Batu Hijau completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the capability to defer up to a total of $173.4 million in principal payments scheduled for 2002 and 2003. Any deferred principal amounts will be amortized between 2004 and 2010. Under this restructuring, Batu Hijau is not permitted to pay dividends or make other restricted payments to Newmont or its partner as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts currently outstanding under the project financing facility total $913.4 million. Newmont funded $24.8 million under the contingent support facility as our pro-rata share for capital expenditures. Contingent support from Newmont and its partner, available under this facility, is $115.0 million, of which Newmont’s pro-rata sh are is $64.7 million.

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

       FINANCING ACTIVITIES

       During the first three months of 2002, Newmont borrowed $445 million under our $600 million credit facility; however, at March 31, 2002, there was no balance outstanding. Payments of $8 million were made on the sale-leaseback of the refractory ore treatment plant and net repayments of $15 million occurred under project financings, primarily for Minera Yanacocha. Payments of $1 million were made by Newmont Australia from February 16 through March 31, 2002.

       With the acquisition of Newmont Australia, Newmont’s long-term debt increased to $2.2 billion at March 31, 2002, from $1.3 billion at December 31, 2001, as described in Note 6. Scheduled minimum long-term debt repayments are $410 million for the remainder of 2002, $100 million in 2003, $178 in 2004, $448 million in 2005, $47 million in 2006 and $994 million thereafter.

       In March 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of the outstanding 8.875% Senior Notes due 2008 of Normandy Yandal Operations Limited, an indirect wholly-owned subsidiary of Newmont. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between Normandy Yandal and the Bank of New York, as Trustee. The Indenture requires that Normandy Yandal, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture can be read to the contrary, Newmont is taking the position that a Change of Control occurred on February 20, 2002 w hen Newmont acquired control of Normandy. The Indenture provides that Normandy Yandal is not required to make the Change of Control Offer if a third party makes the offer. Newmont’s offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to Normany Yandal. The Change of Control Offer was open until May 14, 2002 and Newmont expects to complete the repurchase with three days of such date.

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

       Proposal No. 3. The stockholders approved the proposal to approve the issuance of shares of common stock of Delta Holdco Corp. (to be renamed “Newmont Mining Corporation”) in connection with Newmont’s proposed acquisitions of Normandy Mining Corporation Limited and Franco-Nevada Mining Corporation Limited. The vote was as follows:

For:	81,185,418
Against:	41,815,861
Abstain:	1,195,059

       Proposal No. 4. The proposal to adjourn, if necessary, to permit further solicitation of proxies was not presented at the meeting.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	The exhibits to this report are listed in the Exhibit Index on Page 47 hereof.
(b)	Reports filed on Form 8-K during the quarter ended March 31, 2002

                        Report dated February 15, 2002 related to Normandy and Franco-Nevada acquisitions, including Amendment No. 1, filed on April 16, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION
(Registrant)

Date: August 6, 2002	/s/ BRUCE D. HANSEN
Bruce D. Hansen
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2002	/s/ DAVID W. PEAT
David W. Peat
Vice President and Global Controller
(Principal Accounting Officer)

Newmont Mining Corporation

EXHIBIT INDEX

Exhibit Number		Description

12.1	—	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
12.2	—	Computation of Ratio of Earnings to Fixed Charges