Form 10-Q
period 2002-06-30
NEWMONT MINING CORP /DE/
filed 2002-08-14
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

There were 348,018,400 shares of common stock outstanding on August 9, 2002 (and 53,459,500 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended June 30,
	2002	2001
	(in thousands, except per share)
Sales and other income
Sales—gold	$604,357	$362,361
Sales—base metals	32,622	—
Royalties	10,611	—
Gain on sale of marketable securities of Lihir	47,298	—
Dividends, interest, foreign currency exchange and other income (loss)	17,437	3,450

	712,325	365,811

Costs and expenses
Costs applicable to sales—gold	375,235	259,103
Costs applicable to sales—base metals	18,307	—
Depreciation, depletion and amortization	136,541	72,174
Exploration and research	18,788	15,305
General and administrative	27,652	14,964
Interest, net of capitalized interest of $1,223 and $3,795, respectively	32,133	20,624
Other	1,709	1,707

	610,365	383,877

Operating income (loss)	101,960	(18,066)
Loss on derivative instruments	(7,981)	(14,719)

Pre-tax income (loss) before minority interest and equity income of affiliates	93,979	(32,785)
Income tax (expense) benefit	(27,882)	703
Minority interest in income of affiliates	(16,322)	(10,272)
Equity income of affiliates	16,875	10,757

Net income (loss)	$66,650	$(31,597)
Preferred stock dividend	(1,869)	(1,868)

Net income (loss) applicable to common shares	$64,781	$(33,465)

Net income (loss)	$66,650	$(31,597)
Other comprehensive income, net of tax	30,771	8,634

Comprehensive income (loss)	$97,421	$(22,963)

Net income (loss) per common share, basic and diluted	$0.16	$(0.17)

Basic weighted average shares outstanding	397,532	195,637
Diluted weighted average shares outstanding	399,468	195,854
Cash dividends declared per common share	$0.03	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Unaudited

	Six Months Ended June 30,
	2002	2001
	(in thousands, except per share)
Sales and other income
Sales—gold	$1,086,591	$786,458
Sales—base metals	44,136	—
Royalties	13,803	—
Gain on sale of marketable securities of Lihir	47,298	—
Dividends, interest, foreign currency exchange and other income (loss)	18,460	6,878

	1,210,288	793,336

Costs and expenses
Costs applicable to sales—gold	695,735	526,963
Costs applicable to sales—base metals	30,953	—
Depreciation, depletion and amortization	239,542	147,350
Exploration and research	30,355	30,620
General and administrative	48,967	30,875
Interest, net of capitalized interest of $2,294 and $6,642, respectively	60,357	40,896
Merger and restructuring	—	60,510
Other	2,579	5,250

	1,108,488	842,464

Operating income (loss)	101,800	(49,128)
Gain (loss) on derivative instruments	(1,650)	854

Pre-tax income (loss) before minority interest and equity income of affiliates	100,150	(48,274)
Income tax expense	(32,698)	(1,843)
Minority interest in income of affiliates	(26,965)	(25,088)
Equity income of affiliates	17,391	6,362

Net income (loss)	$57,878	$(68,843)
Preferred stock dividend	(3,738)	(3,737)

Net income (loss) applicable to common shares	$54,140	$(72,580)

Net income (loss)	$57,878	$(68,843)
Other comprehensive income, net of tax	62,258	3,977

Comprehensive income (loss)	$120,136	$(64,866)

Net income (loss) per common share, basic and diluted	$0.16	$(0.37)

Basic weighted average shares outstanding	339,817	194,131
Diluted weighted average shares outstanding	341,262	194,701
Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents	$285,405	$149,431
Short-term investments	20,950	8,185
Accounts receivable	55,536	19,088
Inventories	521,481	384,202
Marketable securities of Lihir	—	66,918
Prepaid taxes	30,058	29,229
Current portion of deferred income tax assets	32,372	9,627
Other current assets	105,231	42,780

Current assets	1,051,033	709,460
Property, plant and mine development, net	4,229,712	2,115,417
Investments	1,023,920	559,809
Capitalized mining costs	82,728	91,631
Long-term inventory	95,236	92,689
Derivative instruments	7,837	2,621
Intangible assets	45,997	—
Deferred income tax assets	483,530	398,391
Other long-term assets	161,303	92,387
Goodwill	2,568,935	—

Total assets	$9,750,231	$4,062,405

LIABILITIES
Current portion of long-term debt	$120,684	$192,151
Accounts payable	138,098	80,884
Current portion of deferred income tax liabilities	18,838	7,914
Derivative instruments	55,233	1,331
Other accrued liabilities	291,194	203,531

Current liabilities	624,047	485,811
Long-term debt	1,668,809	1,089,718
Reclamation and remediation liabilities	259,758	176,934
Deferred revenue from sale of future production	191,039	191,039
Derivative instruments	345,375	8,260
Deferred income tax liabilities	559,651	133,621
Employee related benefits	156,021	156,834
Other long-term liabilities	204,224	88,661

Total liabilities	4,008,924	2,330,878

Commitments and contingencies (Notes 6, 8 and 15)
Minority interest in affiliates	303,863	251,479

STOCKHOLDERS’ EQUITY
Convertible preferred stock	—	11,500
Common stock	556,545	313,881
Additional paid-in capital	5,068,201	1,458,369
Accumulated other comprehensive income (loss)	50,404	(11,854)
Retained deficit	(237,706)	(291,848)

Total stockholders’ equity	5,437,444	1,480,048

Total liabilities and stockholders’ equity	$9,750,231	$4,062,405

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOW
Unaudited

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Operating activities:
Net income (loss)	$57,878	$(68,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	239,542	147,350
Amortization of capitalized mining costs, net	8,903	7,703
Deferred tax benefit	(8,716)	(29,937)
Foreign currency exchange loss	10,504	786
Minority interest, net of dividends	24,265	19,912
Undistributed earnings of affiliates	(13,526)	(6,362)
Gain on sale of marketable securities of Lihir	(47,298)	—
Noncash merger and restructuring expenses	—	14,667
(Gain) loss on sale of assets and other	(6,557)	(3,519)
(Increase) decrease in operating assets:
Accounts receivable	14,413	6,657
Inventories	(5,441)	36,663
Other assets	14,881	30,791
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(47,871)	(45,247)
Other liabilities	(42,893)	3,716

Net cash provided by operating activities	198,084	114,337

Investing activities:
Additions to property, plant and mine development	(140,810)	(209,971)
Proceeds from sale of short-term investments	406,731	—
Proceeds from sale of marketable securities of Lihir	84,002	—
Proceeds from settlement of cross currency swaps	50,816	—
Net cash effect of acquisitions	(87,885)	—
Repayments from (advances to) joint ventures and affiliates	(24,750)	343
Proceeds from asset sales and other	19,888	(42)

Net cash provided by (used in) investing activities	307,992	(209,670)

Financing activities:
Repayment of short-term debt	—	(10,000)
Proceeds from long-term debt	489,131	989,100
Repayment of long-term debt	(911,817)	(907,627)
Dividends paid on common and preferred stock	(25,871)	(15,473)
Decrease in restricted cash	—	40,000
Proceeds from stock issuances	62,898	4,381
Other	(691)	(3,272)

Net cash provided by (used in) financing activities	(386,350)	97,109

Effect of exchange rate changes on cash	16,248	(2,588)

Net change in cash and cash equivalents	135,974	(812)
Cash and cash equivalents at beginning of period	149,431	77,558

Cash and cash equivalents at end of period	$285,405	$76,746

Supplemental information:
Interest paid, net of amounts capitalized of $2,294 and $6,642, respectively	$56,509	$39,197
Income taxes paid	$45,700	$42,598

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Preparation of Financial Statements and Supplemental Accounting Policy Information

These unaudited interim consolidated financial statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the consolidated financial statements of Newmont included in its 2001 Annual Report on Form 10-K and information on Form 8-K dated February 15, 2002, including Amendment No.1, filed on April 16, 2002.

The preparation of Newmont’s financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which Newmont’s financial status depends are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, Newmont’s ability to renew the mining leases upon which certain of those reserves are located, and/or assumptions of future gold prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which depreciation and amortization are charged to earnings. As noted above, commodity prices significantly affect Newmont’s profitability and cash flow. In addition, management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties as described below. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

On February 13, 2002, Newmont stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions described below and to create a flexible corporate structure. Newmont merged with an indirect, wholly-owned subsidiary that resulted in Newmont (or “Old Newmont”) becoming a direct wholly-owned subsidiary of a newly formed holding company. The new holding company, previously a direct, wholly-owned subsidiary of Old Newmont, was renamed Newmont Mining Corporation. There was no impact to the Consolidated Financial Statements of Newmont as a result of this restructuring and former stockholders of Old Newmont became stockholders of the new holding company. Old Newmont was subsequently renamed Newmont USA Limited.

Mining Costs

In general, mining costs are charged to Costs applicable to sales as incurred. However, certain mining costs associated with open-pit deposits that have diverse grades and waste-to-ore ratios over the mine life are deferred. These mining costs are incurred on mining activities that are normally associated with the removal of waste rock at open-pit mines and which is commonly referred to as “deferred stripping”. Amortization, which is calculated using the unit-of-production method based on estimated recoverable ounces of proven and probable gold reserves, is charged to operating costs as gold is produced and sold, using a stripping ratio calculated as the ratio of total tons to be moved to total gold ounces to be recovered over the life of the mine, and result in the recognition of the costs of these mining activities over the life of the mine as gold is produced and sold. The application of the accounting for deferred stripping costs and the resulting differences in timing between costs capitalized and amortization generally results in an asset on the balance sheet (capitalized mining costs), although it is possible that a liability could arise if amortization exceeds costs capitalized.

Historically, Newmont has classified capitalized mining costs as a component of Property, Plant and Mine Development on the Consolidated Balance Sheets. Newmont is prospectively classifying these costs as a separate line item, Capitalized mining costs, on the Consolidated Balance Sheets. Capitalized mining costs as of June 30, 2002 were $82.7 million. Capitalized mining costs as of December 31, 2001 of $91.6 million have been reclassified to conform to the current period’s presentation. In addition, Newmont has historically classified additions to capitalized mining costs as a component of Additions to property, plant and mine development in Investing activities in the Statements of Consolidated Cash Flows. Newmont is also prospectively classifying additions to capitalized mining costs as a component of Amortization of capitalized mining costs, net in Operating activities in the Statements of Consolidated Cash Flows. Additions to capitalized mining costs for the six months ended June 30, 2002 were $8.1 million. Additions to capitalized mining costs for the six months ended June 30, 2001 in the amount of $10.9 million have been reclassified to conform to the current period’s presentation. The foregoing changes, which have no impact to reported earnings, have been made to more accurately reflect the operating nature of the deferred stripping method.

Newmont has not revised the Financial Statements contained in its previously filed Amendment No. 1 to the March 31, 2002 Form 10-Q/A and December 31, 2001 Form 10-K, as the Company believes the comparability of the Financial Statements contained in those documents is not materially affected by these changes in presentation.

The average remaining life of the open-pit mine operations where the Company capitalizes mining costs is six years, which represents the time period over which the capitalized mining balance will be amortized. The amortization of these capitalized costs is reflected in the income statement in a pro-rata manner over the remaining life of the open-pit mine operations so that no unamortized balance remains at mine closure. Cash flows from the Company’s individual mining operations are reviewed regularly, and at least annually, for the purpose of assessing whether any impairment to the capitalized mining cost balances has occurred.

The life-of-mine weighted average waste-to-ore ratio is calculated based on tons mined during the period and is calculated as the ratio of waste tons mined to total ore tons mined. For the three month periods ended June 30, 2002 and 2001, the waste-to-ore ratio was 1.30 to 1 and 1.61 to 1, respectively, and for the six month periods ended June 30, 2002 and 2001 the waste-to-ore ratio was 1.32 to 1 and 1.71 to 1, respectively. The decrease in the waste-to-ore ratios resulted primarily from an increase in ore tons mined at Minera Yanacocha. The increase of ore tons mined at Minera Yanacocha results from the continued execution of the overall mine plan.

Significant payments related to the acquisition of land and mineral rights are capitalized. The recoverability of land and mineral rights is significantly impacted by exploration drilling results. The length of time between the acquisition of land and mineral rights and the time when management performs its exploration work will vary depending on the prioritization of the Company’s exploration projects and the magnitude of its exploration budget. Management reviews the carrying values of land and mineral rights at least annually and when events or changes in circumstances indicate that the carrying values may not be recoverable. If a mineable ore body is discovered, such costs are amortized when production begins using the unit-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

Revenue Recognition

Effective January 1, 2000, the Company changed its accounting method for revenue recognition in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, such that revenue is recognized upon delivery of third-party refined gold to the customer. Previously, revenue was recognized when the production process was complete or when gold was poured in doré form at the mine. Initial proceeds from prepaid forward sales contracts are recorded as deferred revenue and are recognized in income when the related gold is delivered.

Accounting for Merchant Banking Activities

Newmont accounts for its merchant banking activities on a historical cost basis in a separate wholly-owned subsidiary, which is included in the consolidated financial statements. Merchant banking activities include the development of value optimization strategies for operating and non operating assets, managing the equity investment portfolio, business development activities related to potential merger and acquisition analysis and negotiations, managing and building the royalty business, mobilizing and monetizing inactive exploration properties, capitalizing on Newmont’s proprietary technology know-how and acting as an internal resource for other corporate divisions to improve and maximize business outcomes. For segment reporting purposes, the merchant banking business is considered to be a separate operating segment because it engages in activities from which it earns revenues and incurs expenses and its operating results are regularly and separately reviewed by the Chief Operating Decision Maker.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Stockholders’ equity. Revenues and expenses in foreign currency are translated at the weighted average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in Dividends, interest, foreign currency exchange and other income. References to “A$” refers to Australian currency, and “$” or “US$”, to United States currency.

(2)    Acquisitions of Normandy and Franco-Nevada

In November 2001, Newmont announced proposed acquisitions of Normandy Mining Limited (“Normandy”), an Australian company, and Franco-Nevada Mining Corporation Limited (“Franco-Nevada”), a Canadian company. On February 16, 2002, Newmont completed the acquisition of Franco-Nevada pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy through an off-market bid for all of the ordinary shares in the capital of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received binding tenders for more than 50% of the shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying financial statements from February 16, 2002 forward. On February 26, 2002, when the off-market bid for Normandy expired, Newmont had a relevant interest in more than 96% of Normandy’s outstanding shares. NMC exercised its compulsory acquisition rights under Australian law to acquire the remaining shares of Normandy in April 2002.

Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depositary receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia. Pursuant to a Canadian Plan of Arrangement, Newmont acquired Franco-Nevada in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to Newmont common shares. The purchase price for these acquisitions totaled $4.4 billion, comprised of 197.4 million Newmont shares (or share equivalents), $462.1 million in cash and approximately $90 million of direct costs. The value of Newmont shares (or share equivalents) was $19.01 per share based on the average market price of the shares over the two-day period before and after January 2, 2002, the last trading day before the final and revised terms for the acquisitions were announced.

The combination of Newmont, Normandy and Franco-Nevada was executed to create a platform for rational growth and for delivering superior returns to shareholders. With a larger global operating base, a broad and balanced portfolio of development projects and a stable income stream from mineral royalties and investments, the combined company will have opportunities to continually optimize returns. Newmont also expects to realize synergies through rationalization of corporate overhead and exploration programs, realization of operating efficiencies, and reductions in operating and procurement costs, interest expense and income taxes. Following the February 2002 acquisitions, Normandy was renamed Newmont Australia Limited and Franco-Nevada was renamed Newmont Mining Corporation of Canada Limited.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” the acquisitions were accounted for using the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill was preliminarily assigned to specific reporting units. Goodwill and other identifiable intangibles not subject to amortization will be reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The following reflects the preliminary purchase allocation for the acquisition of 100% of Normandy (in millions, except per share data):

(unaudited)
Shares of NMC common stock issued to Normandy stockholders, including shares attributable to Franco-Nevada’s 19.8% investment in Normandy	86.8
Value of NMC stock per share	$19.01

Fair value of NMC common stock issued	$1,649.9
Plus-Cash consideration of A$0.50 per share	462.1
Plus-Fair value of Normandy stock options cancelled by Newmont	6.0
Plus-Estimated direct acquisition costs incurred by Newmont	60.0
Plus-Other	1.0

Total Purchase Price	2,179.0
Plus-Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrued acquisition costs and settlement of stock options	195.7
Long-term debt, including current portion	935.7
Derivative instrument liabilities	414.5
Other long-term liabilities	453.1
Minority interests acquired	37.2
Less-Fair value of assets acquired by Newmont:
Current assets	(460.6)
Property, plant and equipment, including mineral reserves	(1,171.9)
Purchased undeveloped mineral interests	(640.9)
Exploration properties	(33.1)
Equity investments in mining operations	(216.5)
Other long-term assets	(279.1)
Intangible assets	(12.7)

Residual purchase price allocated to goodwill	$1,400.4

The following table reflects the preliminary purchase allocation for the acquisition of Franco-Nevada (in millions, except per share data):

(unaudited)
Shares of NMC common stock (or equivalents) issued to Franco-Nevada stockholders, excluding shares attributable to Franco-Nevada’s 19.8% investment in Normandy	110.6
Value of NMC stock per share	$19.01

Fair value of NMC common stock issued	$2,101.2
Plus-Fair value of Franco-Nevada options assumed by Newmont	30.4
Plus-Fair value of Franco-Nevada warrants assumed by Newmont	13.3
Plus-Estimated direct acquisition costs incurred by Newmont	30.0

Total Purchase Price	2,174.9
Plus-Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrual of acquisition costs	8.5
Other liabilities	209.9
Less-Fair value of assets acquired by Newmont:
Current assets	(712.6)
Fair value of mining royalty properties	(404.2)
Fair value of investments in affiliated companies (excluding the 19.8% interest in Normandy)	(108.0)

Residual purchase price allocated to goodwill	$1,168.5

The purchase price allocations for Normandy and Franco-Nevada are preliminary and will be finalized following the completion of an independent appraisal expected to be available by the end of 2002. The final purchase price allocations may differ from the preliminary allocation presented above, particularly with respect to the amounts allocated to acquired property, plant and equipment, mineral reserves, undeveloped mineral interests, exploration properties, equity investments in mining operations, intangibles and goodwill. The final purchase price allocation may result in increases in future depreciation, depletion and amortization charges. The Company does not currently anticipate this goodwill to be deductible for tax purposes.

For information purposes only, the following unaudited pro forma data reflect the consolidated results of operations of Newmont as if the acquisitions of Normandy and Franco-Nevada had taken place on January 1, 2001 and 2002, respectively, (in thousands, except per share data):

	Six months ended
	June 30, 2002	June 30, 2001
	(unaudited)
Sales and other income	$1,363.6	$1,264.8
Net loss applicable to common shares	$(74.3)	$(108.3)
Basic and diluted loss per common share	$(0.19)	$(0.28)

Basic and diluted weighted average common shares outstanding	$394.1	$390.0

On a pro forma basis during the first half of 2002 and 2001, the net loss reflects mark-to-market losses on derivative instruments totaling $166.9 million and $82.4 million, respectively, net of tax. The above pro forma amounts do not include the application of hedge accounting to significant portions of acquired derivative instruments as hedge accounting documentation was not in place during these periods. The net loss for the first half of 2001 includes $43.7 million of expenses, net of tax, associated with Newmont’s merger with Battle Mountain Gold Company (“Battle Mountain”). The pro forma information is not indicative of the results of operations that would have occurred had the acquisitions been consummated on January 1, 2001 and 2002, respectively. The information is not indicative of the combined Company’s future results of operations.

As part of the purchase of Normandy and Franco-Nevada during the first half of 2002, Newmont acquired identifiable intangible assets, other than goodwill, of $46.0 million, primarily for exploration properties. These intangible assets are not subject to amortization and will be tested for impairment at least annually.

The allocation of goodwill to reporting units is preliminary and is expected to be finalized by the end of 2002; therefore, the final allocation could differ from the preliminary allocation. Changes in the carrying amount of goodwill by reporting unit during the first half of 2002 are summarized in the following table (in millions) (unaudited):

	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Preliminary purchase price allocation	252.6	—	252.6	—	—	—
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at March 31, 2002	$252.6	$—	252.6	$—	$—	$—
Preliminary purchase price allocation for compulsory acquisition of Normandy	9.8	—	9.8	—	—	—
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at June 30, 2002	$262.4	$—	$262.4	$—	$—	$—

	Pajingo	Other Australia	Total Australia	Zarafshan-Newmont	Other International Operations	Total Gold
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Preliminary purchase price allocation	75.2	601.1	676.3	—	288.7	1,217.6
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at March 31, 2002	$75.2	$601.1	$676.3	$—	$288.7	$1,217.6
Preliminary purchase price allocation for compulsory acquisition of Normandy	3.3	26.5	29.8	—	14.5	54.1
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at June 30, 2002	$78.5	$627.6	$706.1	$—	$303.2	$1,271.7

	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2002	$—	$—	$—	$—	$—
Preliminary purchase price allocation	159.0	—	1,130.3	—	2,506.9
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at March 31, 2002	$159.0	$—	$1,130.3	$—	$2,506.9
Preliminary purchase price allocation for compulsory acquisition of Normandy	7.9	—	—	—	62.0
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at June 30, 2002	$166.9	$—	$1,130.3	$—	$2,568.9

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

(4)    Inventories

	At June 30, 2002	At December 31, 2001
	(unaudited)
	(in thousands)
Current:
Ore and in-process inventories	$342,179	$280,419
Precious metals	66,356	10,302
Materials and supplies	112,946	92,556
Other	—	925

	$521,481	$384,202

Non-current:
Ore in stockpiles	$95,236	$92,689

(5)    Property, Plant and Mine Development

	At June 30, 2002			At December 31, 2001
	Cost	Accumulated Depreciation, Depletion and Amortization	Net Book Value	Cost	Accumulated Depreciation, Depletion and Amortization	Net Book Value
	(in thousands)
	(unaudited)
Land and Mineral Claims
Mining:
Producing property
Net smelter returns	$244,555	$(4,271)	$240,284	$—	$—	$—
Net profit interest	57,699	(595)	57,104	—	—	—
Working interest	1,674,373	(211,516)	1,462,857	281,359	(166,259)	115,100

	1,976,627	(216,382)	1,760,245	281,359	(166,259)	115,100

Non-producing property
Net smelter returns	12,367	—	12,367	—	—	—
Net profit interest	—	—	—	—	—	—
Working interest	—	—	—	—	—	—

	12,367	—	12,367	—	—	—

Total land and mineral claims	1,988,994	(216,382)	1,772,612	281,359	(166,259)	115,100

Oil and gas
Producing property
Net refining returns	50,991	(1,135)	49,856	—	—	—
Working interest	24,039	(321)	23,718	—	—	—

	75,030	(1,456)	73,574	—	—	—
Non-producing property
Net refining returns	13,020	—	13,020	—	—	—
Working interest	4,675	—	4,675	—	—	—

	17,695	—	17,695	—	—	—

Total oil and gas	92,725	(1,456)	91,269	—	—	—

	2,081,719	(217,838)	1,863,881	281,359	(166,259)	115,100

Buildings and equipment	3,946,236	(2,220,385)	1,725,851	3,491,231	(2,068,938)	1,422,293
Mine development	1,100,045	(613,285)	486,760	1,054,725	(574,555)	480,170
Construction-in-progress	153,220	—	153,220	97,854	—	97,854

Total	$7,281,220	$(3,051,508)	$4,229,712	$4,925,169	$(2,809,752)	$2,115,417

(6)    Investments

	At June 30, 2002	At December 31, 2001
	(unaudited)
	(in thousands)
Investments in affiliates:
Batu Hijau	$597,991	$559,809
TVX Newmont Americas	170,926	—
Echo Bay Mines	108,710	—
Australian Magnesium Corporation	34,012	—
Australian Gold Refinery	10,883	—

	922,522	559,809

Other:
Infrastructure bond	96,400	—
Other	4,998	—

	$1,023,920	$559,809

Investments in Affiliated Companies

Batu Hijau

Newmont has an indirect 45% interest in P.T. Newmont Nusa Tenggara (PTNNT), the owner of the Batu Hijau copper/gold mine in Indonesia, through its 56.25% interest in the Nusa Tenggara Partnership (NTP) which owns 80% of PTNNT. The equity investment in Batu Hijau was $598.0 million and $559.8 million at June 30, 2002 and December 31, 2001, respectively, based on accounting principles generally accepted in the U.S. Differences between 56.25% of NTP’s net assets and Newmont’s investment include (i) $200.3 million for the fair market value adjustment recorded by NTP in conjunction with Newmont’s initial contribution, (ii) $27.9 million for intercompany charges, (iii) $111.8 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest and (iv) $139.8 million for contributions recorded by Newmont that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. (See Note 14 for a description of Newmont’s equity income (loss) in Batu Hijau, where the net income (loss) reflects the elimination of interest between PTNNT and NTP).

PTNNT’s senior debt $1.0 billion project financing facility was guaranteed by Newmont and its partner until project completion tests were met in October 2000, at which time such debt became non-recourse to Newmont. Scheduled repayments of this debt are in semi-annual installments of $43.5 million through November 2010, and $22.1 million from May 2011 through November 2013.

On May 9, 2002, PTNNT completed a restructuring of its $1.0 billion project financing facility that provides PTNNT the capability to defer up to a total of $173.4 million in principal payments scheduled for 2002 and 2003. Any deferred principal amounts will be amortized between 2004 and 2010. Under this restructuring, PTNNT is not permitted to pay dividends or make other restricted payments to NTP’s partners as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts currently outstanding under the project financing facility total $913.4 million.

Newmont and its partner provide a contingent support line of credit to PTNNT. During 2002, Newmont funded $24.8 million under this facility as its pro-rata share for capital expenditures. Additional support from NTP’s partners available under this facility is $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

Following is NTP summarized financial information based on U.S. generally accepted accounting principles:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)
	(in thousands)
Revenues	$118,778	$131,363	$211,975	$223,410
Revenues from by-product sales credited to costs applicable to sales	$37,341	$38,837	$59,475	$63,074
Net income (loss)	$12,391	$3,298	$6,382	$(17,103)

	At June 30, 2002	At December 31, 2001
	(unaudited)
	( in thousands)
Current assets	$212,857	$164,723
Property, plant and mine development, net	$1,889,779	$1,921,568
Other assets	$266,797	$241,173
Debt and related interest to partners and affiliate	$257,338	$254,891
Other current liabilities	$183,392	$201,884
Long-term debt-third parties (including current portion)	$935,771	$935,771
Other liabilities	$9,150	$5,758

Revenue from copper sales is recognized when the title of the concentrates is transferred to the buyer which coincides with the transfer of the risk of loss that passes to the buyer when the concentrates are moved over the vessel’s rail at the Port. Certain conditions are met prior to recognizing revenue. Such conditions are (1) loading of concentrates, (2) issuance of an initial assays and weight certificate and, (3) issuance of provisional invoice. Concentrate sales are recorded based on 100% of a provisional sales price that is in accordance with terms specified in customer contracts. Factors entering into the calculation of the provisional sales price are (1) metals prices, pursuant to the terms of related contracts, calculated using the price from the second calendar week prior to shipment and based on London Metals Exchange prices and (2) treatment and refining charges. In accordance with contract terms, 90% of the revenue is collected within three business days after concentrate arrives at the smelter. The balance is received at final settlement and is based on the average copper price in the third month after the month of arrival. Until final settlement occurs, adjustments to the provisional sales price are made to take into account metal price changes, based upon month-end market prices, and metal quantity upon receipt of the final assay and weight certificate, if different from the initial certificate. Final delivery to purchasers in Japan, Korea, Australia and China takes approximately 14 days and to purchasers in Europe approximately 30 days. Risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement.

Revenue from the sale of by-products is credited to costs applicable to sales in the determination of net income (loss) for each period presented. These by-product commodities, gold and silver, represented 31.4% and 29.6% of revenues and 67.2% and 58.0% of costs applicable to sales for the three month periods ended June 30, 2002 and 2001, respectively, and 28.1% and 28.2% of revenues and 53.1% and 48.0% of costs applicable to sales for the six month periods ended June 30, 2002 and 2001, respectively. Gold and silver revenues, which are recorded as by-product credits, are significant to the economics of the Batu Hijau operations. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

PTNNT does not acquire, hold or issue financial instruments for trading or speculative purposes. Financial instruments are used to manage certain market risks resulting from fluctuations in commodity prices (such as copper and diesel fuel) and foreign currency exchange rates. Copper is an internationally traded commodity, and its prices are effectively determined by the London Metals Exchange (“LME”). On a limited basis, PTNNT hedges sales commitments by entering into copper swap contracts. These swap contracts are generally settled against the LME average monthly price in accordance with the terms of the contracts. Currently, PTNNT has put in place derivative instruments against the price of copper, Australian dollar and some of its diesel purchases. These derivative instruments on the Australian dollar relate to Australian denominated purchases.

Consistent with the contracts described above, PTNNT entered into a series of copper hedging transactions with an outstanding balance at June 30, 2002 of 16,501 metric tonnes (a weighted average of 1,629 per metric tonne at approximately $0.74 per pound) to be settled prior to December 31, 2002.

The outstanding Australian dollar contracts at June 30, 2002 are for A$6 million for a US$3 million value to be settled between July 2002 through October 2002.

PTNNT entered into two diesel hedging contracts for 360,000 barrels each at a fixed price of US$27.39 per barrel and US$27.98 per barrel, respectively. Each of these contracts covers purchases of 15,000 barrels monthly and will expire in August and September of 2003, respectively. Each contract is settled monthly. At June 30, 2002, 435,000 barrels are outstanding at June 30, 2002 for these contracts.

TVX Newmont Americas

Newmont has a 49.9% interest in TVX Newmont Americas. The principal assets of TVX Newmont Americas are interests in the following operating gold mines in South America and Canada:

Mine	Interest of TVX Newmont Americas	Location
Paracatu	49%*	Brazil
Crixas	50%*	Brazil
La Coipa	50%	Chile
Musselwhite	31.9%	Canada
New Britannia	50%	Canada

*	Economic interest

Australian Magnesium Corporation

Newmont has a 22.8% voting interest in Australian Magnesium Corporation (“AMC”), which raised equity to support the development of a A$1.3 billion project involving a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys. Newmont has an obligation to contribute to AMC A$100 million (approximately $54 million) in equity between October 31, 2002 and January 31, 2003. Newmont is guarantor of AMC’s A$71 million (approximately $39 million) corporate facility as well as AMC’s subsidiary, QMC Finance Pty. Limited’s (“QMC”) foreign exchange hedging position. Newmont provided a A$90 million (approximately $49 million) contingency equity commitment in the event the project does not achieve certain specified production and operating criteria by September 2006.

A series of foreign exchange contracts have been entered into by QMC. Under a facility agreement between QMC and ANZ Banking Group Limited, all obligations related to these contracts have been guaranteed by Newmont Australia and certain of its wholly-owned subsidiaries. These contracts are designed to convert the receipt of Euro dollars and US$ revenue from the sale of magnesium into A$ cash flows to cover A$ operating costs and the servicing of A$ denominated debt. The contracts include foreign exchange forward contracts and bought put options. ANZ Banking Group Limited is the counter party to all the contracts. As of June 30, 2002, the fair value of the contracts was A$9 million (approximately $5 million).

Echo Bay Mines Ltd.

Newmont obtained a 48.8% interest in Echo Bay through its acquisition of Franco-Nevada in February 2002. Franco-Nevada purchased capital securities debt obligations of Echo Bay with face value of $72.4 million in June 2001. In January 2002, $4.6 million of these capital securities debt obligations were sold. Newmont acquired Franco-Nevada’s remaining holdings of Echo Bay’s capital securities debt obligations in connection with Newmont’s acquisition of Franco-Nevada. Subsequent to this acquisition, an agreement was reached with Echo Bay and the capital securities holders to exchange the capital securities debt obligations for common stock of Echo Bay. This exchange of capital securities debt obligations for common stock occurred on April 3, 2002 and resulted in Newmont Mining Corporation of Canada Limited (a wholly-owned subsidiary of Newmont Mining Corporation) owning 48.8% of Echo Bay which decreased to 45.3% at June 30, 2002 as a result of equity issuances by Echo Bay. As of April 3, 2002, Newmont Mining Corporation of Canada Limited accounted for its investment in Echo Bay under the equity method.

Other Investments

Infrastructure Bond

During 1996, Normandy entered into a series of contemporaneous transactions whereby infrastructure bonds were issued and sold, resulting in the realization of a premium. This premium is amortized over the life of the bonds and the unamortized balance of the premium at June 30, 2002 was approximately $5 million.

(7)    Long-Term Debt

NMC increased its debt as detailed in the following schedule:

	June 30, 2002	December 31, 2001
	(unaudited)
	(in thousands)
Sale-leaseback of refractory ore treatment plant	$309,718	$318,092
Newmont $750 million revolving credit facility	—	—
8.375% debentures, net	202,168	200,583
8.625% notes, due April 1, 2002	—	150,000
8.625% notes, net	276,009	272,386
6% convertible subordinated debentures	99,980	99,980
Newmont Australia 7.625% notes, net	152,990	—
Newmont Australia 7.5% notes, net	102,160	—
Newmont Yandal 8.875% notes, net	237,220	—
Medium-term notes	32,000	32,000
Newmont Australia infrastructure bonds	101,400	—
Project financings	281,504	208,240
Interest rate swaps	(5,656)	588

	1,789,493	1,281,869
Current maturities	(120,684)	(192,151)

	$1,668,809	$1,089,718

Scheduled minimum long-term debt repayments are $74 million for the remainder of 2002, $89 million in 2003, $180 million in 2004, $452 million in 2005, $51 million in 2006, $27 million in 2007 and $916 million thereafter.

In April 2002, Newmont repaid its $150 million 8.625% notes. In May 2002, Newmont repaid the $170.6 million outstanding under the A$490 million committed revolving multi-option facility, closed it, and increased the Newmont $600 million facility to $750 million, with the addition of a $150 million Australian bank tranche. In 1998, Newmont Australia issued guaranteed $100 million seven year notes at 7.5% interest and $150 million ten year notes at 7.625% interest. Interest is paid semi-annually. At June 30, 2002, Newmont Australia had $96 million outstanding for project financing.

In March 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of the outstanding 8.875% Senior Notes due 2008 of Normandy Yandal Operations Limited (“Normandy Yandal”), an indirect wholly-owned subsidiary of Newmont. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between Normandy Yandal and the Bank of New York, as Trustee. The Indenture requires that Normandy Yandal, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture can be read to the contrary, Newmont took the position that a Change of Control occurred on February 20, 2002 when Newmont acquired control of Normandy. The Indenture provides that Normandy Yandal is not required to make the Change of Control Offer if a third party makes the offer. Newmont’s offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to Normany Yandal. The Change of Control Offer was open until May 14, 2002 and resulted in redemption of $63 million of the outstanding notes.

(8)    Sales Contracts, Commodity and Derivative Instruments

Newmont generally sells production at spot market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In conjunction with the Normandy transaction, Newmont acquired a substantial derivative instrument position. Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties.

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

Gold Commodity Contracts

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate at June 30, 2002 of US$0.56 per A$1. For all floating rate instruments, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments. Put option valuations include a deferred premium cost which is payable in gold ounces upon expiration of the options.

For the six months ended June 30, 2002, a net gain of $5.5 million was included in income for the ineffective portion of derivative instruments designated as cash flow hedges and a net loss of $9.0 million for the change in fair value of gold commodity contracts that do not qualify as hedges (included in Gain (loss) on derivative instruments). The amount to be reclassified from Other comprehensive income (“OCI”) to income for derivative instruments during the next 12 months is a credit of approximately $5 million. The maximum period over which hedged forecasted transactions are expected to occur is 9.3 years.

Gold Forward Sales Contracts

Newmont had the following gold forward sales contracts at June 30, 2002 (unaudited):

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
Gold Forward Sales Contracts:	2002	2003	2004	2005	2006	Thereafter		US$
(A$ Denominated)
Fixed Forwards:
Ounces	813.9	1,360.6	1,060.3	227.0	52.0	26.0	3,539.8	$(119,601)
Average price	$302.0	$299.0	$299.0	$292.0	$265.0	$253.0	$298.4
Floating Rate Forwards:
Ounces	12.8	16.0	61.0	164.1	40.5	—	294.4	$(15,648)
Average price	$346.0	$346.0	$331.0	$341.0	$348.0	$—	$340.4
Synthetic Forwards:
Ounces	—	39.0	80.0	80.0	80.0	160.0	439.0	$(27,678)
Average price	$—	$281.0	$304.0	$304.0	$304.0	$304.0	$302.0
Total:
Ounces	826.7	1,415.6	1,201.3	471.1	172.5	186.0	4,273.2	$(162,927)
Average Price	$302.7	$299.0	$301.0	$311.1	$302.6	$296.9	$301.7

Notes:    Fixed forward sales contracts provide for delivery of a specified number of ounces at a specified price and date and are accounted for as cash flow hedges.
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

Gold Put Option Contracts

Newmont had the following gold put option contracts outstanding at June 30, 2002 (unaudited):

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
Put Option Contracts:	2002	2003	2004	2005	2006	Thereafter		US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	104.3	209.1	202.8	204.8	100.0	95.0	916.0	$(3,564)
Average price	$292.3	$291.9	$292.3	$292.2	$337.9	$410.7	$309.5
A$ Denominated Fixed Purchased Puts:
Ounces	90.6	90.6	87.8	49.0	—	—	318.0	$(1,831)
Average price	$305.0	$311.0	$317.0	$310.0	$—	$—	$310.8
A$ Denominated Floating Purchased Puts:
Ounces	16.0	16.0	—	207.0	68.6	287.3	594.9	$(12,876)
Average price	$315.0	$315.0	$—	$331.0	$341.0	$343.0	$337.1
Total:
Ounces	210.9	315.7	290.6	460.8	168.6	382.3	1,828.9	$(18,272)
Average Price	$299.5	$298.6	$299.8	$311.5	$339.2	$359.8	$318.7

Notes:    Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges. Floating forward purchased put option contracts provide for a variable gold lease rate component in the strike price. These options are accounted for as cash flow hedges.

Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at June 30, 2002 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value US$ (000)
Convertible Put Options and Other Instruments:	2002	2003	2004	2005	2006	Thereafter	Total/ Average
(A$ Denominated)
Ounces	—	46.0	37.0	81.5	132.3	1,402.7	1,699.5	$(125,136)
Average price	—	$310.0	$310.0	$308.0	$323.0	$368.0	$358.8

Notes:    Convertible put option contracts and other instruments are comprised of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges; b) Knock-out/knock-in option contracts are contingent sold call options that either terminate (or knock-out) and maintain upside gold price potential or convert (or knock-in) to sold call options, depending on certain market conditions, and are marked to market with the change reflected in income; c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

Price-Capped Sales Contracts

In mid-1999, Newmont purchased near-term put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. These contracts expired between August 1999 and December 2000. This purchase was paid for by selling call option contracts for 2.35 million ounces at average strike prices ranging from $350 to $386 per ounce. The initial fair value of the put options of $37.6 million was amortized over the term of the options. The call option contracts, with an initial fair value of $37.6 million, were marked to market at each reporting date. A non-cash loss of $14.7 million and a non-cash gain of $0.9 million were recorded for the second quarter and first half of 2001, respectively.

In September 2001, Newmont entered into transactions that closed out these call options. The options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The value of the sales contracts of $53.8 million was recorded as deferred revenue and will be included in sales revenue as delivery occurs.

Newmont had the following price-capped sales contracts outstanding at June 30, 2002 (unaudited):

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
Price-capped contracts:	2002	2003	2004	2005	2006	Thereafter		US$ (000)
(US$ Denominated)
Ounces	—	—	—	500.0	—	1,850.0	2,350.0	n/a
Average price	$—	$—	$—	$350.0	$—	$384.0	$376.9

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. We also receive US$ fixed interest payments and pay gold lease rates, which are indexed to market rates. This instrument is marked to market at each period end, with the change reflected in income, and at June 30, 2002 had a negative fair value of $57.4 million.

Prepaid Forward Sales Contracts

In 1999, Newmont entered into a prepaid forward sale contract for approximately 483,333 ounces of gold, with initial proceeds of $137.2 million, for delivery in June 2005, 2006 and 2007. Such proceeds were recorded as deferred revenue and will be recognized in income when the related gold is delivered. The proceeds were recorded as investing activities in the Statement of Consolidated Cash Flows. Additional proceeds will be determined at each delivery date based on the excess of the then existing market price (not to exceed $380 per ounce) over $300 per ounce. The prepaid forward sale contract also included semi-annual delivery requirements of approximately 17,950 ounces beginning June 2000 through June 2007. Newmont entered into forward purchase contracts at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007 to coincide with these delivery commitments. These contracts have been accounted for as cash flow hedges at June 30, 2002 and had a positive fair value of $3.3 million.

Offsetting Commodity Instruments

In December 2001, Newmont entered into a series of equal and offsetting positions with respect to commodity instruments for certain Battle Mountain operations that were outstanding at that time. These contracts effectively closed out the combination matched put and call options and flat forward contracts. The offsetting positions were undesignated as hedges and were marked to market in earnings. Subsequently, during the second quarter of 2002, the majority of these offsetting positions were contractually terminated and effectively closed out, resulting in a $1.9 million realized gain included in Gain (loss) on derivative instruments on the Statements of Consolidated Operations for the three month and six month periods ended June 30, 2002. The remaining flat forward contracts had offsetting fair values at June 30, 2002, and covered approximately 11,000 ounces.

Other Sales Contracts, Commodity and Derivative Instruments

Foreign Currency Contracts

Newmont acquired certain cross currency swap contracts in the Normandy transaction intended to hedge the currency risk on repayment of US$-denominated debt. These contracts were closed out during the quarter ended June 30, 2002 for net proceeds of $50.8 million. The contracts were accounted for on a mark-to-market basis until closed out.

Newmont also acquired currency swap contracts to receive A$ and pay US$ designated as hedges of  A$-denominated debt. The A$-denominated debt was repaid during the quarter and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. At June 30, 2002, they had a negative fair value of $26.6 million.

Interest Rate Swap Contracts

In the Normandy transaction, Newmont acquired A$125 million of interest rate swap contracts covering a portion of its US$100 million, 7-year bonds. These contracts were closed out during the quarter for a net cash out-flow of $1 million. The contracts were accounted for on a mark-to-market basis until closed out.

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at June 30, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. These transactions resulted in a reduction in interest expense of $1.4 million and $2.9 million for the quarter and the six month period ended  June 30, 2002, respectively. These transactions have been designated as fair value hedges and had a fair value of $5.7 million and ($0.6) million at June 30, 2002 and December 31, 2001, respectively.

Fuel Hedges

From time to time, Newmont has used certain derivative instruments to hedge a portion of its exposure to fuel price market fluctuations. At June 30, 2002, Newmont had contracts expiring September 2002 covering approximately 1.8 million gallons of diesel fuel at its Nevada operations at prices ranging from approximately $0.61 to $0.69 per gallon. These transactions have been designated as cash flow hedges and had a minimal fair value at June 30, 2002 and a positive fair value of $1.3 million at December 31, 2001.

(9)    Dividends, Interest, Foreign Currency Exchange and Other Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
	(in thousands)
Interest income	$5,102	$1,091	$7,898	$1,708
Foreign currency exchange gain (loss)	6,144	230	(1,482)	(786)
Gain on sale of exploration properties	4,649	257	6,402	3,823
Other	1,542	1,872	5,642	2,133

Total	$17,437	$3,450	$18,460	$6,878

(10)    Merger and Restructuring Expenses

In conjunction with the Newmont/Battle Mountain merger, expenses of $28.1 million were incurred in the six months ended June 30, 2001. Total merger expenses of $35.0 million, of which $6.9 million were incurred in 2000, included $19.8 million for investment/professional advisory fees, $11.7 for employee benefits and severance costs and $3.5 million for office closures and related disposals of redundant assets. Expenses associated with restructuring Newmont’s exploration program and a voluntary early retirement program were $32.4 million and included $22.1 million for retirement benefits and $10.3 million for employee severance and office closures. As of June 30, 2002, substantially all obligations associated with the merger have been paid.

(11)    Accounting Changes and Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. The adoption of these standards on January 1, 2002 did not impact Newmont’s historical financial statements or results of operations. As previously noted, the 2002 acquisitions of Normandy and Franco-Nevada were accounted for as purchases as prescribed by SFAS No.141 and $2.6 billion of the $4.4 billion purchase price represents goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as prescribed by SFAS No. 142. The purchase price allocations for Normandy and Franco-Nevada are preliminary and will be finalized following the completion of an independent appraisal expected to be available by the end of 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when Newmont will record the estimated present value of reclamation liabilities and increase the carrying amount of property, plant and mine development. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. Newmont is in the process of quantifying the effect of adoption on January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model, based on the framework of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. The statement was effective January 1, 2001, and there was no impact upon adoption.

In May 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4 , 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement nullified SFAS 4, SFAS 44 and SFAS 64 and established that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement also amends SFAS Statement No. 13 “Accounting for Leases” to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to various other FASB statements. For the provisions of the statement relating to the extinguishment of debt, SFAS 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to SFAS 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002. We do not anticipate any impact upon adoption.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” which addressed financial accounting and reporting for costs associated with exit or disposal activities. It nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as was required under EITF No. 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and we do not anticipate any impact upon adoption except with respect to those exit or disposal activities that are initiated by the Company after that date.

(12)    Stockholders’ Equity

Exchangeable Shares

In connection with the acquisition of Franco-Nevada, certain holders of Franco-Nevada common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco-Nevada) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividend and other rights economically equivalent to holders of Newmont common stock. At June 30, 2002, the value of these shares was included in Additional paid-in capital.

Preferred Stock

In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 convertible preferred stock as of May 15, 2002. Pursuant to the terms of the convertible preferred stock, Newmont paid a redemption price of $50.325 per share, plus $0.8125 per share for dividends that accrued on the convertible preferred stock at the redemption date. In settlement of the total redemption price of $51.1375 per preferred share, Newmont issued to holders of record 1.9187 shares of its common stock and cash for any remaining fractional interest. This redemption will eliminate $7.5 million of annual preferred stock dividends prospectively.

(13)    Statement of Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
	(in thousands)
Other comprehensive income (loss), net of tax:
Realized gain on sale of Lihir	$(29,036)	$—	$(18,273)	$—
Unrealized gain on marketable equity securities	2,499	13,270	2,714	8,981
Foreign currency translation adjustments	17,288	(5,485)	18,125	(6,131)
Changes in fair value of cash flow hedge instruments	40,020	849	59,692	1,127

Total other comprehensive income	$30,771	$8,634	$62,258	$3,977

(14)    Segment Information

Newmont predominantly operates in a single industry as a worldwide corporation engaged in gold production, exploration for gold and acquisition of gold properties. Newmont’s major operations are in North America, South America and Australia. Other international mining operations include small gold producing properties in New Zealand, Indonesia, Uzbekistan and Turkey. Newmont also has a base metal operations segment engaged in copper, zinc and cobalt production, an exploration segment engaged in green fields exploration activities not associated with our existing operating and development properties and a merchant banking segment. Earnings from operations do not include general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments). In conjunction with the acquisitions described in Note 2, the Company has modified its reporting structure and related segment disclosure.

Financial information relating to Newmont’s segments is as follows:

Three Months Ended June 30, 2002
(in millions)
(unaudited)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales	$181.4	$40.9	$222.3	$149.0	$23.5	$172.5	$23.1	$129.7	$152.8
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.1	$—	$0.1	$0.2	$4.0	$4.2
Interest expense	$—	$—	$—	$2.5	$0.1	$2.6	$—	$10.0	$10.0
Exploration and research expense	$3.9	$—	$3.9	$2.4	$0.3	$2.7	$0.5	$2.4	$2.9
Depreciation, depletion and amortization	$30.2	$9.4	$39.6	$34.9	$3.8	$38.7	$6.5	$24.5	$31.0
Pre-tax income (loss) before minority interest and equity income	$(3.0)	$9.1	$6.1	$39.8	$8.0	$47.8	$9.9	$(4.9)	$5.0
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$3.1	$3.1
Amortization of capitalized mining, net	$3.2	$(0.3)	$2.9	$—	$—	$—	$—	$—	$—
Capital expenditures	$12.7	$3.0	$15.7	$43.3	$0.4	$43.7	$3.6	$16.3	$19.9
Total assets	$1,868.1	$156.5	$2,024.6	$1,047.3	$39.8	$1,087.1	$209.6	$2,304.4	$2,514.0

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales	$22.2	$34.6	$604.4	$32.6	$—	$—	$—	$637.0
Royalties	$—	$—	$—	$—	$—	$10.6	$—	$10.6
Interest income	$—	$—	$4.3	$—	$—	$0.3	$0.5	$5.1
Interest expense	$0.2	$—	$12.8	$—	$—	$—	$19.3	$32.1
Exploration and research expense	$—	$0.6	$10.1	$1.2	$4.0	$—	$3.5	$18.8
Depreciation, depletion and amortization	$2.6	$10.1	$122.0	$7.7	$0.8	$4.7	$1.3	$136.5
Pre-tax income (loss) before minority interest and equity income	$9.6	$7.2	$75.7	$6.8	$(4.7)	$(9.2)	$25.4	$94.0
Equity income of affiliates	$—	$—	$3.1	$—	$—	$0.7	$13.1	$16.9
Amortization of capitalized mining, net	$—	$—	$2.9	$—	$—	$—	$—	$2.9
Capital expenditures	$0.8	$5.1	$85.2	$2.5	$0.2	$0.6	$0.4	$88.9
Total assets	$102.9	$528.1	$6,256.7	$487.6	$44.2	$2,075.8	$885.9	$9,750.2

Three Months Ended June 30, 2001
(in millions)
(unaudited)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales	$156.8	$30.1	$186.9	$112.1	$19.3	$131.4	$8.9	$—	$8.9
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.7	$—	$0.7	$—	$—	$—
Interest expense	$—	$—	$—	$0.1	$0.2	$0.3	$—	$—	$—
Exploration and research expense	$2.5	$—	$2.5	$4.5	$0.2	$4.7	$0.5	$—	$0.5
Depreciation, depletion and amortization	$27.3	$7.5	$34.8	$21.4	$5.0	$26.4	$0.9	$—	$0.9
Pre-tax income (loss) before minority interest and equity income	$(18.6)	$0.5	$(18.1)	$30.2	$0.3	$30.5	$4.2	$—	$4.2
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of capitalized mining, net	$6.4	$0.1	$6.5	$—	$—	$—	$—	$—	$—
Capital expenditures	$12.7	$0.4	$13.1	$94.5	$4.4	$98.9	$0.6	$—	$0.6
Total assets	$1,430.7	$173.5	$1,604.2	$899.0	$54.8	$953.8	$34.0	$—	$34.0

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales	$13.5	$21.7	$362.4	$—	$—	$—	$—	$362.4
Royalties	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.8	$—	$—	$—	$0.3	$1.1
Interest expense	$0.2	$—	$0.5	$—	$—	$—	$20.1	$20.6
Exploration and research expense	$—	$—	$7.7	$—	$2.6	$—	$5.0	$15.3
Depreciation, depletion and amortization	$2.9	$5.5	$70.5	$—	$0.3	$—	$1.4	$72.2
Pre-tax income (loss) before minority interest and equity income	$3.5	$4.4	$24.5	$—	$(3.1)	$—	$(54.2)	$(32.8)
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$10.8	$10.8
Amortization of capitalized mining, net	$—	$0.2	$6.7	$—	$—	$—	$—	$6.7
Capital expenditures	$5.0	$—	$117.6	$—	$—	$—	$1.2	$118.8
Total assets	$97.3	$77.5	$2,766.8	$—	$7.7	$—	$1,139.0	$3,913.5

Six Months Ended June 30, 2002
(in millions)
(unaudited)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales	$357.7	$76.5	$434.2	$289.2	$43.4	$332.6	$39.9	$185.9	$225.8
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.2	$—	$0.2	$0.4	$5.4	$5.8
Interest expense	$0.1	$—	$0.1	$5.4	$0.2	$5.6	$0.2	$15.9	$16.1
Exploration and research expense	$6.3	$—	$6.3	$4.3	$0.6	$4.9	$0.6	$3.1	$3.7
Depreciation, depletion and amortization	$56.7	$17.7	$74.4	$69.7	$7.2	$76.9	$10.7	$37.3	$48.0
Pre-tax income (loss) before minority interest and equity income	$(3.6)	$11.8	$8.2	$67.6	$12.7	$80.3	$17.1	$(10.5)	$6.6
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$3.1	$3.1
Amortization of capitalized mining, net	$9.5	$(0.6)	$8.9	$—	$—	$—	$—	$—	$—
Capital expenditures	$20.7	$6.9	$27.6	$69.7	$0.6	$70.3	$5.7	$21.6	$27.3
Total assets	$1,868.1	$156.5	$2,024.6	$1,047.3	$39.8	$1,087.1	$209.6	$2,304.4	$2,514.0

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales	$37.4	$56.6	$1,086.6	$44.1	$—	$—	$—	$1,130.7
Royalties	$—	$—	$—	$—	$—	$13.8	$—	$13.8
Interest income	$—	$—	$6.0	$—	$—	$1.1	$0.8	$7.9
Interest expense	$0.3	$—	$22.1	$—	$—	$—	$38.3	$60.4
Exploration and research expense	$—	$0.6	$15.5	$1.2	$7.4	$—	$6.3	$30.4
Depreciation, depletion and amortization	$5.0	$16.0	$220.3	$8.5	$1.6	$6.3	$2.8	$239.5
Pre-tax income (loss) before minority interest and equity income	$14.9	$8.9	$118.9	$4.9	$(8.9)	$(7.0)	$(7.7)	$100.2
Equity income of affiliates	$—	$—	$3.1	$—	$—	$0.7	$13.6	$17.4
Amortization of capitalized mining, net	$—	$—	$8.9	$—	$—	$—	$—	$8.9
Capital expenditures	$2.7	$5.9	$133.8	$4.1	$0.2	$0.6	$2.1	$140.8
Total assets	$102.9	$528.1	$6,256.7	$487.6	$44.2	$2,075.8	$885.9	$9,750.2

Six Months Ended June 30, 2001
(in millions)
(unaudited)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales	$349.8	$68.6	$418.4	$235.5	$37.4	$272.9	$16.3	$—	$16.3
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.9	$—	$0.9	$—	$—	$—
Interest expense	$0.1	$—	$0.1	$1.2	$0.4	$1.6	$—	$—	$—
Exploration and research expense	$5.0	$0.3	$5.3	$8.5	$0.3	$8.8	$0.8	$—	$0.8
Depreciation, depletion and amortization	$57.7	$16.2	$73.9	$41.5	$9.8	$51.3	$2.0	$—	$2.0
Pre-tax income (loss) before minority interest and equity income	$(11.7)	$(0.9)	$(12.6)	$74.9	$(1.6)	$73.3	$7.3	$—	$7.3
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of capitalized mining, net	$3.5	$0.1	$3.6	$—	$—	$—	$—	$—	$—
Capital expenditures	$28.6	$1.9	$30.5	$159.0	$7.2	$166.2	$1.5	$—	$1.5
Total assets	$1,430.7	$173.5	$1,604.2	$899.0	$54.8	$953.8	$34.0	$—	$34.0

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales	$26.7	$52.2	$786.5	$—	$—	$—	$—	$786.5
Royalties	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$1.0	$—	$—	$—	$0.7	$1.7
Interest expense	$0.5	$—	$2.2	$—	$—	$—	$38.7	$40.9
Exploration and research expense	$—	$—	$14.9	$—	$5.2	$—	$10.5	$30.6
Depreciation,depletion and amortization	$5.8	$11.1	$144.1	$—	$0.3	$—	$3.0	$147.4
Pre-tax income (loss) before minority interest and equity income	$6.8	$16.2	$91.0	$—	$(7.1)	$—	$(132.2)	$(48.3)
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$6.4	$6.4
Amortization of capitalized mining, net	$—	$4.1	$7.7	$—	$—	$—	$—	$7.7
Capital expenditures	$5.9	$—	$204.1	$—	$—	$—	$5.9	$210.0
Total assets	$97.3	$77.5	$2,766.8	$—	$7.7	$—	$1,139.0	$3,913.5

The merchant banking segment is consolidated in the financial results of the Company. The Company accounts for the merchant banking business as a separate operating segment because such business engages in activities from which it earns revenues and incurs expenses, its operating results are regularly reviewed by the Chief Operating Decision Maker and there is discrete financial information available for the business.

Total assets include a preliminary allocation amount for goodwill, representing the excess of the purchase price paid over the fair value of assets acquired at the date of the acquisition of Normandy and Franco-Nevada. This goodwill is included the Nevada, Pajingo, Other Australia, Base Metals, and the Merchant Banking Segments. See detail of goodwill by segment in Note 2.

Newmont operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Batu Hijau financial information, based on U.S. generally accepted accounting principles, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
	(in millions)
Sales	$118.5	$131.2	$211.6	$223.0
Interest expense	$18.0	$37.1	$36.0	$70.7
Depreciation and depletion	$29.6	$23.7	$57.1	$45.8
Net income (loss)	$10.6	$(5.9)	$2.6	$(34.2)
Capital expenditures	$21.3	$9.3	$66.0	$(22.6)
Total assets			$2,238.8	$2,191.8

Newmont’s second quarter equity income for Batu Hijau was $13.1 million and $10.8 million for 2002 and 2001, respectively. For 2002, income was based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $2.5 million of inter-company interest, $2.4 million of inter-company management fees, and amortization adjustments of $2.2 million. For 2001, the income was based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $10.2 million of inter-company interest, $3.0 million of inter-company management fees, and amortization adjustments of $0.9 million. For the six months ended June 30, 2002, equity income of Batu Hijau was $13.6 million based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $3.6 million of inter-company interest, $5.1 million of inter-company management fees, and amortization adjustments of $3.4 million. For the comparable 2001 period, income was $6.4 million, based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $17.4 million of inter-company interest, $5.6 million of inter-company management fees, and amortization adjustments of $2.6 million.

(15)    Contingencies

(a)  Reclamation Obligations

Newmont’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Newmont conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. Newmont has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2002 and December 31, 2001, $233.4 million and $128.4 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, Newmont is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. Newmont believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon Newmont’s best estimate of its liability for these matters, $53.1 million and $57.3 million were accrued for such obligations at June 30, 2002 and December 31, 2001, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, Newmont believes that it is reasonably possible that the liability for these matters could be as much as 50% greater or 30% lower than the amount accrued. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised. Details about certain of the more significant sites involved are discussed below.

Idarado Mining Company (“Idarado”)—80.1% owned

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

Resurrection Mining Company (“Resurrection”)—100% owned

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

Dawn Mining Company LLC (“Dawn”)—51% owned

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

San Luis, Colorado—100% owned

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

Minera Yanacocha—51.35% owned

Choropampa

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

On September 10, 2001, Minera Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the mercury spill incident. This action was dismissed by the Denver District Court on May 22, 2002, and this ruling was reaffirmed by the court on July 30, 2002. Plaintiffs’ attorneys have indicated that they intend to appeal this dismissal.

In July 2002, other lawsuits were served against Minera Yanacocha, various wholly-owned subsidiaries of Newmont, and/or other defendants in the Denver District Court for the State of Colorado and in the United States District Court for the District of Colorado, by approximately 140 additional Peruvian plaintiffs. These actions also seek compensatory and punitive damages based on claims associated with the mercury spill incident.

Additional lawsuits relating to the Choropampa incident were filed against Minera Yanacocha in the local courts of Cajamarca, Peru, in May 2002, by over 750 Peruvian citizens. A significant number of the plaintiffs in this lawsuit previously have entered into binding settlement agreements with Minera Yanacocha.

Neither Newmont nor Minera Yanacocha can reasonably predict the final outcome of any of the above described lawsuits.

Cerro Quilish

In recent months the level of conflict between the central government and local governments throughout Peru over regulatory authority, privatization policy, entitlement to revenue streams, and other issues has increased. Minera Yanacocha is involved in a dispute with the Provincial Municipality of Cajamarca regarding the authority of that governmental body to regulate the development of the Company’s Cerro Quilish ore deposit (which contains reserves of 1.9 million equity ounces). Cerro Quilish is located in the same watershed in which the City of Cajamarca is located. The Municipality has enacted an ordinance declaring Cerro Quilish and its watershed to be a reserved and natural protected area. Minera Yanacocha has challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas. In May 2002, the Peruvian Constitutional Tribunal was fully empanelled in Lima. The panel is expected to hear the case and to rule later this year.

Even if the Constitutional Tribunal determines that the municipal ordinance is valid, Peruvian law provides that pre-existing rights are to be respected. Minera Yanacocha acquired the mining concessions in the Cerro Quilish area many years before the adoption of the contested ordinance.

Minera Yanacocha is committed to completing a full environmental impact study prior to initiating any future development at Cerro Quilish, and will adopt mitigation measures necessary to protect the quality and quantity of the water supply of the City of Cajamarca. While the central government has the primary responsibility and the necessary technical expertise to regulate this matter, the company is also committed to working with the local government and other affected stakeholders in completing the required studies and designing and implementing any necessary mitigation measures.

Other

In a Federal Court action brought by the Australian Securities and Investment Commission, (“ASIC”), against Yandal Gold Pty Ltd., a subsidiary of Newmont Australia Ltd., the judge found that the defendants violated the Australian Corporations Law and ordered payment by Edensor Nominees Pty. Ltd. (“Edensor”) to ASIC of A$28.5 million for distribution to former Yandal Operations Limited shareholders. An appeal by Edensor to the Full Court of the Federal Court, to which Normandy Australia Ltd. became a party on the application of ASIC, was allowed on the basis that the Federal Court lacked jurisdiction to make the order. This decision was successfully appealed to the High Court, which decided that the Full Federal Court was wrong. The High Court held that the Federal Court did have jurisdiction to hear and determine the matter and make orders under the Australian Corporations Law. The High Court sent the matter back to the Full Federal Court, which rejected Edensor’s appeal on the merits. Barring any additional appeal, Edensor will be obligated to pay the A$28.5 million. Newmont Australia Ltd. previously agreed to pay half of this amount.

(16)    Condensed Consolidating Financial Information

The following Condensed Consolidating Financial information is presented to satisfy disclosure requirements of Rule 3-10(e) of Regulation S-X resulting from the inclusion of Newmont USA Limited (“Newmont USA”), a wholly-owned subsidiary of Newmont Mining Corporation, as a co-registrant with Newmont Mining Corporation on a shelf registration statement on Form S-3 filed under the Securities Act of 1933 under which securities of Newmont Mining Corporation, (including debt securities which may be guaranteed by Newmont USA) may be issued from time to time (the “Shelf Registration Statement”). This Shelf Registration Statement has not yet been declared effective by the Securities and Exchange Commission. To the extent which Newmont Mining Corporation issues debt securities under the Shelf Registration Statement, it is expected that Newmont USA will provide a guarantee of that debt. In accordance with Rule 3-10(e) of Regulation S-X, Newmont USA, as the subsidiary guarantor, is 100% owned by Newmont Mining Corporation, the guarantee will be full and unconditional, and it is not expected that any other subsidiary of Newmont Mining Corporation will guarantee any security issued under the Shelf Registration Statement. There are no significant restrictions on the ability of Newmont USA to obtain funds from its subsidiaries by dividend or loan.

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
	(unaudited)
Three Months Ended June 30, 2002
Sales and other income
Sales—gold	$—	$431.7	$172.7	$—	$604.4
Sales—base metals	—	—	32.6	—	32.6
Royalties	—	—	12.4	(1.8)	10.6
Gain on sale of marketable securities of Lihir	—	47.3	—	—	47.3
Dividends, interest and other income—intercompany	5.0	1.4	8.5	(14.9)	—
Dividends, interest, foreign currency exchange and other income (loss)	—	6.1	11.3	—	17.4

	5.0	486.5	237.5	(16.7)	712.3

Costs and Expenses
Cost applicable to sales—gold	—	267.9	109.6	(2.3)	375.2
Cost applicable to sales—base metals	—	—	18.3	—	18.3
Depreciation, depletion and amortization	—	81.6	54.9	—	136.5
Exploration and research	—	10.9	7.9	—	18.8
General and administrative	—	20.8	6.9	—	27.7
Interest expense—intercompany	5.6	2.8	6.2	(14.6)	—
Interest, net	—	22.1	10.0	—	32.1
Other	—	3.1	(1.4)	—	1.7

	5.6	409.2	212.4	(16.9)	610.3
Operating income (loss)	(0.6)	77.3	25.1	0.2	102.0
Gain (loss) on derivative instruments	—	1.9	(9.9)	—	(8.0)

Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	(0.6)	79.2	15.2	0.2	94.0
Income tax (expense) benefit	—	(16.3)	(15.7)	4.1	(27.9)
Minority interest in income of affiliates	(7.4)	(15.3)	(0.1)	6.5	(16.3)
Equity income of affiliates	—	13.1	4.3	(0.5)	16.9
Equity income of subsidiaries	75.7	—	10.0	(85.7)	—

Net income (loss)	$67.7	$60.7	$13.7	$(75.4)	$66.7

Preferred stock dividend	(1.9)	—	—	—	(1.9)

Net income (loss) applicable to common shares	$65.8	$60.7	$13.7	$(75.4)	$64.8

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
	(unaudited)
Three Months Ended June 30, 2001
Sales and other income
Sales—gold	$—	$362.4	$—	$—	$362.4
Dividends, interest and other income—intercompany	—	—	—	—	—
Dividends, interest, foreign currency exchange and other income (loss)	—	3.4	—	—	3.4

	—	365.8	—	—	365.8

Costs and Expenses
Cost applicable to sales—gold	—	259.1	—	—	259.1
Depreciation, depletion and amortization	—	72.2	—	—	72.2
Exploration and research	—	15.3	—	—	15.3
General and administrative	—	15.0	—	—	15.0
Interest, net	—	20.6	—	—	20.6
Other	—	1.7	—	—	1.7

	—	383.9	—	—	383.9

Operating loss	—	(18.1)	—	—	(18.1)
Loss on derivative instruments	—	(14.7)	—	—	(14.7)

Pre-tax loss before minority interest and equity income of affiliates	—	(32.8)	—	—	(32.8)
Income tax benefit	—	0.7	—	—	0.7
Minority interest in income of affiliates	—	(10.3)	—	—	(10.3)
Equity income of affiliates	—	10.8	—	—	10.8

Net loss	$—	$(31.6)	$—	$—	$(31.6)
Preferred stock dividend	—	(1.9)	—	—	(1.9)

Net loss applicable to common shares	$—	$(33.5)	$—	$—	$(33.5)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
	(unaudited)
Six Months Ended June 30, 2002
Sales and other income
Sales—gold	$—	$835.6	$251.0	$—	$1086.6
Sales—base metals	—	—	44.1	—	44.1
Royalties	—	—	16.2	(2.4)	13.8
Gain on sale of marketable securities of Lihir	—	47.3	—	—	47.3
Dividends, interest and other income—intercompany	5.0	1.9	10.6	(17.5)	—
Dividends, interest, foreign currency exchange and other income (loss)	—	11.9	6.6	—	18.5

	5.0	896.7	328.5	(19.9)	1,210.3

Costs and Expenses
Cost applicable to sales—gold	—	536.1	162.3	(2.7)	695.7
Cost applicable to sales—base metals	—	—	31.0	—	31.0
Depreciation, depletion and amortization	—	162.3	77.2	—	239.5
Exploration and research	—	19.8	10.6	—	30.4
General and administrative	—	37.6	11.4	—	49.0
Interest expense—intercompany	5.6	2.8	9.1	(17.5)	—
Interest, net	—	44.4	16.0	—	60.4
Other	—	6.2	(3.7)	—	2.5

	5.6	809.2	313.9	(20.2)	1,108.5

Operating income (loss)	(0.6)	87.5	14.6	0.3	101.8
Gain (loss) on derivative instruments	—	1.9	(3.5)	—	(1.6)

Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	(0.6)	89.4	11.1	0.3	100.2
Income tax (expense) benefit	—	(18.5)	(18.3)	4.1	(32.7)
Minority interest in income (loss) of affiliates	(7.4)	(26.0)	1.4	5.0	(27.0)
Equity income of affiliates	—	13.6	3.8	—	17.4
Equity income of subsidiaries	66.9	—	9.1	(76.0)	—

Net income (loss)	$58.9	$58.5	$7.1	$(66.6)	$57.9

Preferred stock dividend	(3.8)	—	—	—	(3.8)

Net income (loss) applicable to common shares	$55.1	$58.5	$7.1	$(66.6)	$54.1

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
	(unaudited)
Six Months Ended June 30, 2001
Sales and other income
Sales—gold	$—	$786.5	$—	$—	$786.5
Dividends, interest and other income—intercompany	—	—	—	—	—
Dividends, interest, foreign currency exchange and other income (loss)	—	6.8	—	—	6.8

	—	793.3	—	—	793.3

Costs and Expenses
Cost applicable to sales—gold	—	527.0	—	—	527.0
Depreciation, depletion and amortization	—	147.3	—	—	147.3
Exploration and research	—	30.6	—	—	30.6
General and administrative	—	30.9	—	—	30.9
Interest, net	—	40.9	—	—	40.9
Merger and restructuring	—	60.5	—	—	60.5
Other	—	5.2	—	—	5.2

	—	842.4	—	—	842.4

Operating loss	—	(49.1)	—	—	(49.1)
Gain on derivative instruments	—	0.8	—	—	0.8

Pre-tax loss before minority interest and equity income of affiliates	—	(48.3)	—	—	(48.3)
Income tax expense	—	(1.8)	—	—	(1.8)
Minority interest in income of affiliates	—	(25.1)	—	—	(25.1)
Equity income of affiliates	—	6.4	—	—	6.4

Net loss	$—	$(68.8)	$—	$—	$(68.8)

Preferred stock dividend	—	(3.8)	—	—	(3.8)

Net loss applicable to common shares	$—	$(72.6)	$—	$—	$(72.6)

Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
	(unaudited)
At June 30, 2002
Assets
Cash and cash equivalents	$—	$126.8	$158.6	$—	$285.4
Short-term investments	—	8.6	12.4	—	21.0
Accounts receivable	10.5	12.1	126.7	(93.8)	55.5
Inventories	—	390.7	130.8	—	521.5
Prepaid taxes	—	18.9	11.1	—	30.0
Current portion of deferred income tax assets	—	9.6	22.8	—	32.4
Other current assets	318.5	63.8	239.2	(516.3)	105.2

Current assets	329.0	630.5	701.6	(610.1)	1,051.0
Property, plant and mine development, net	—	2,061.2	2,168.5	—	4,229.7
Investments	—	598.0	425.9	—	1,023.9
Investment in subsidiaries	4,695.3	—	342.2	(5,037.5)	—
Capitalized mining costs	—	82.7	—	—	82.7
Long-term inventory	—	87.1	8.1	—	95.2
Derivative instruments	—	3.3	4.5	—	7.8
Intangible assets	—	—	46.1	—	46.1
Deferred income tax assets	—	388.8	88.7	6.0	483.5
Other long-term assets	—	222.4	542.5	(603.5)	161.4
Goodwill	—	—	2,568.9	—	2,568.9

Total assets	$5,024.3	$4,074.0	$6,897.0	$(6,245.1)	$9,750.2

Liabilities
Current portion of long-term debt	$—	$56.0	$64.7	$—	$120.7
Accounts payable	74.1	68.1	91.5	(95.6)	138.1
Current portion of deferred income tax liabilities	—	8.3	10.5	—	18.8
Derivative instruments	—	—	55.2	—	55.2
Other accrued liabilities	—	377.6	427.7	(514.1)	291.2

Current liabilities	74.1	510.0	649.6	(609.7)	624.0
Long-term debt	—	1,044.2	624.6	—	1,668.8
Reclamation and remediation liabilities	—	178.4	81.4	—	259.8
Deferred revenue from sale of future production	—	191.0	—	—	191.0
Derivative instruments	—	—	345.4	—	345.4
Deferred income tax liabilities	—	101.3	458.4	—	559.7
Employee related benefits	—	154.8	1.2	—	156.0
Other long-term liabilities	465.8	88.3	252.5	(602.4)	204.2

Total liabilities	539.9	2,268.0	2,413.1	(1,212.1)	4,008.9

Minority interest in affiliates	2.3	275.4	364.3	(338.1)	303.9

Stockholders’ equity
Convertible preferred stock	—	—	60.7	(60.7)	—
Common stock	556.5	—	0.1	(0.1)	556.5
Additional paid-in capital	4,111.8	1,782.1	3,699.9	(4,525.6)	5,068.2
Accumulated other comprehensive income (loss)	50.4	(18.0)	63.3	(45.3)	50.4
Retained earnings (deficit)	(236.6)	(233.5)	295.6	(63.2)	(237.7)

Total stockholders’ equity	4,482.1	1,530.6	4,119.6	(4,694.9)	5,437.4

Total liabilities and stockholders’ equity	$5,024.3	$4,074.0	$6,897.0	$(6,245.1)	$9,750.2

Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
At December 31, 2001
Assets
Cash and cash equivalents	$—	$149.4	$—	$—	$149.4
Short-term investments	—	8.2	—	—	8.2
Accounts receivable	—	19.1	—	—	19.1
Inventories	—	384.2	—	—	384.2
Marketable securities of Lihir	—	66.9	—	—	66.9
Prepaid taxes	—	29.2	—	—	29.2
Current portion of deferred income tax assets	—	9.6	—	—	9.6
Other current assets	—	42.9	—	—	42.9

Current assets	—	709.5	—	—	709.5
Property, plant and mine development, net	—	2,115.4	—	—	2,115.4
Investments	—	559.8	—	—	559.8
Capitalized mining costs	—	91.6	—	—	91.6
Long-term inventory	—	92.7	—	—	92.7
Derivative instruments	—	2.6	—	—	2.6
Deferred income tax assets	—	398.4	—	—	398.4
Other long-term assets	—	92.4	—	—	92.4

Total assets	$—	$4,062.4	$—	$—	$4,062.4

Liabilities
Current portion of long-term debt	$—	$192.2	$—	$—	$192.2
Accounts payable	—	80.9	—	—	80.9
Current portion of deferred income tax liabilities	—	7.9	—	—	7.9
Derivative instruments	—	1.3	—	—	1.3
Other accrued liabilities	—	203.6	—	—	203.6

Current liabilities	—	485.9	—	—	485.9
Long-term debt	—	1,089.7	—	—	1,089.7
Reclamation and remediation liabilities	—	176.9	—	—	176.9
Deferred revenue from sale of future production	—	191.0	—	—	191.0
Derivative instruments	—	8.3	—	—	8.3
Deferred income tax liabilities	—	133.6	—	—	133.6
Employee related benefits	—	156.8	—	—	156.8
Other long-term liabilities	—	88.7	—	—	88.7

Total liabilities	—	2,330.9	—	—	2,330.9

Minority interest in affiliates	—	251.5	—	—	251.5

Stockholders’ equity
Convertible preferred stock	—	11.5	—	—	11.5
Common stock	—	313.9	—	—	313.9
Additional paid-in capital	—	1,458.4	—	—	1,458.4
Accumulated other comprehensive loss	—	(12.0)	—	—	(12.0)
Retained deficit	—	(291.8)	—	—	(291.8)

Total stockholders’ equity	—	1,480.0	—	—	1,480.0

Total liabilities and stockholders’ equity	$—	$4,062.4	$—	—	$4,062.4

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
	(unaudited)
Six Months Ended June 30, 2002
Operating activities:
Net income	$58.9	$58.5	$7.1	$(66.6)	$57.9
Adjustments to reconcile net income to net cash provided by operating activities	0.3	116.3	90.8	(0.3)	207.1
Change in working capital	—	13.9	(80.8)	—	(66.9)

Net cash provided by operating activities	59.2	188.7	17.1	(66.9)	198.1

Investing activities:
Additions to property, plant and mine development	—	(100.1)	(40.7)	—	(140.8)
Proceeds from sale of short-term investments	—	—	406.7	—	406.7
Proceeds from sale of marketable securities of Lihir	—	84.0	—	—	84.0
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Net cash effect of acquisitions	(87.9)	—	—	—	(87.9)
Investment in consolidating subsidiaries	(66.9)	—	—	66.9	—
Proceeds from asset sales and other	—	(19.2)	14.4	—	(4.8)

Net cash (used in) provided by investing activities	(154.8)	(35.3)	431.2	66.9	308.0

Financing activities:
Net borrowings (repayments)	58.8	(180.6)	(300.9)	—	(422.7)
Dividends paid on common and preferred stock	(22.6)	—	(3.3)	—	(25.9)
Proceeds from stock issuance	59.3	3.6	—	—	62.9
Other	0.1	(0.7)	—	—	(0.6)

Net cash provided by (used in) financing activities	95.6	(177.7)	(304.2)	—	(386.3)

Effect of exchange rate changes on cash	—	1.6	14.6	—	16.2

Net change in cash and cash equivalents	—	(22.7)	158.7	—	136.0
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$126.7	$158.7	$—	$285.4

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
	(unaudited)
Six Months Ended June 30, 2001
Operating activities:
Net loss	$—	$(68.8)	$—	$—	$(68.8)
Adjustments to reconcile net loss to net cash provided by operating activities	—	150.5	—	—	150.5
Change in working capital	—	32.6	—	—	32.6

Net cash provided by operating activities	—	114.3	—	—	114.3

Investing activities:
Additions to property, plant and mine development	—	(210.0)	—	—	(210.0)
Proceeds from assets sales and Other	—	0.3	—	—	0.3

Net cash used in investing activities	—	(209.7)	—	—	(209.7)

Financing activities:
Net borrowings (repayments)	—	71.5	—	—	71.5
Dividends paid on common and preferred stock	—	(15.5)	—	—	(15.5)
Decrease in restricted cash	—	40.0	—	—	40.0
Proceeds from stock issuances	—	4.4	—	—	4.4
Other	—	(3.3)	—	—	(3.3)

Net cash provided by financing activities	—	97.1	—	—	97.1

Effect of exchange rate changes on cash	—	(2.6)	—	—	(2.6)

Net change in cash and cash equivalents	—	(0.9)	—	—	(0.9)
Cash and cash equivalents at beginning of period	—	77.6	—	—	77.6

Cash and cash equivalents at end of period	$—	$76.7	$—	$—	$76.7

(17)    Surety Bonds, Letters of Credit and Corporate Guarantees

As part of its ongoing business and operations, Newmont and its affiliates are required to provide surety bonds, bank letters of credit and corporate guarantees as additional financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30th, the Company had outstanding, approximately $156 million in surety bonds and bank letters of credit and $164 million in corporate guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation and reclamation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by Newmont have become increasingly constrained. Newmont, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

(18)    Supplementary Data

The ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred stock dividends for the six months ended June 30, 2002 was 2.9 and 2.7, respectively. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Newmont guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

(19)    Subsequent Event

In August 2002, Newmont entered into an agreement to sell its 86% interest in Banff Resources Ltd., which holds a 64% interest in Kasese Cobalt Company Limited. The Company is currently evaluating the financial statement impact of this transaction.

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

Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depositary receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia. Pursuant to a Canadian Plan of Arrangement, Newmont acquired Franco-Nevada in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of NMC common stock or 0.8 of a Canadian exchangeable share (exchangeable for NMC common), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to NMC common shares. The purchase price for these acquisitions totaled $4.4 billion, comprised of 197.4 million NMC shares (or share equivalents), $462.1 million in cash and approximately $90 million of direct costs. The value of NMC shares (or share equivalents) was $19.01 per share based on the average market price of the shares over the two-day period before and after January 2, 2002, the last trading day before the final and revised terms for the acquisitions were announced.

The acquisitions were accounted for using the purchase method whereby assets and liabilities were recorded at fair market value as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. As described in Note (2), we have allocated the purchase price to assets and liabilities on a preliminary basis and expect to finalize the allocation following completion of an independent appraisal process by the end of 2002. Goodwill of $2.6 billion will not be amortized and is subject to a determination of fair value at least annually and at such times as events or circumstances indicate impairment may have occurred. The amount recorded as goodwill will change when the Company finalizes its purchase price allocation.

We anticipate synergies from our business combination with Normandy and Franco-Nevada to exceed $75 million annually starting in 2003. Such synergies will be obtained from the rationalization of corporate overhead and exploration and development budgets as well as operating efficiencies and costs reductions associated with procurement, interest and tax benefits.

Following the February 2002 acquisitions, Normandy was renamed Newmont Australia Limited and Franco-Nevada was renamed Newmont Mining Corporation of Canada Limited. Old Newmont was renamed Newmont USA Limited.

In January 2001, Newmont completed a merger with Battle Mountain Gold Company, where each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly- owned subsidiary of Battle Mountain) was converted into the right to receive 0.105 share of NMC stock, or approximately 24.1 million shares. The transaction was accounted for as a pooling of interests and as such, the consolidated financial statements include Battle Mountain’s financial data as if Battle Mountain had always been part of Newmont.

SUMMARY

Newmont recorded net income applicable to common shares of $64.8 million ($0.16 per share) in the second quarter of 2002 compared with a net loss of $33.5 million ($0.17 per share) in the second quarter of 2001. Contributing to our net income in the second quarter of 2002 were increased revenues from a higher gold price, a $47.3 million gain on the sale of our interest in Lihir, $13.1 million in equity income from the Batu Hijau copper-gold mine, offset by a non-cash mark-to-market loss on derivative instruments of $8 million. The net loss in the second quarter of 2001 also included a non-cash mark-to-market loss on derivative instruments of $14.7 million. For the first half of 2002, net income applicable to common shares was $54.1 million ($0.16 per share), compared with a net loss of $72.6 million ($0.37 per share) for the first half of 2001.

Total equity gold sales ounces (or ounces attributable to Newmont’s ownership or economic interest), total cash costs and average realized gold prices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
Equity gold sales ounces (000)	1,854	1,237	3,319	2,660
Total cash costs per ounce	$195	$193	$195	$182
Total costs per ounce	$261	$250	$259	$235
Average price realized per ounce	$314	$268	$304	$266

For the full year 2002 and based on our current asset base portfolio, we forecast equity gold sales at 7.5 million ounces at a total cash cost of approximately $180 to $185 per ounce. We project net income to common shares of between $0.40 and $0.50 per share, assuming a gold price of $300 per ounce for the remainder of 2002 and excluding any non-cash mark-to-market gains or losses on derivative instruments.

During the second half of 2002, we expect to produce 4.2 million equity ounces of gold at cash costs of about $170 per ounce as our mine plans indicate higher grade ore in Nevada, Peru and Australia.

Market Conditions and Risks

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999, recovered moderately throughout 2001 and has recently increased to over $300 per ounce. Changes in the market price of copper also affect Newmont’s profitability and cash flow from its investment in the Batu Hijau mine in Indonesia and its Golden Grove mine in Australia.

Newmont generally sells its production at market prices and has used a limited number of commodity instruments to provide a measure of price protection. In conjunction with the Normandy transaction, we acquired a substantial derivative instrument position. In accordance with the Company’s non-hedging philosophy, we continued our efforts to proactively reduce and simplify the acquired Normandy hedge position and have reduced the acquired hedge book by over a million ounces. We reduced gold forward sales contracts and other instruments (“committed”) hedging obligations by 724,000 ounces and put option contracts (“uncommitted”) contracts by 347,000 ounces. We achieved these reductions by delivering 218,000 ounces into committed contracts while simultaneously unwinding 506,000 ounces of committed hedging on a cash neutral basis. Similarly, we either delivered into or closed out uncommitted contracts for 313,000 ounces, and we either unwound the other 34,000 ounce positions or converted them into simplified instruments. In addition, we converted approximately 2.2 million ounces to fixed-rate forward contracts, effectively eliminating floating gold lease rate exposure on those ounces and reducing total floating gold lease rate exposure to 38% of committed contracts. Combining the 218,000 committed ounces delivered, the 506,000 committed ounces closed out and the 347,000 uncommitted ounces closed out or restructured through the end of the second quarter, we reduced the acquired gold hedge book to 6.6 million committed ounces and 1.8 million uncommitted ounces for a total of 8.4 million ounces.

For the balance of 2002, Newmont expects to deliver a minimum of 1.0 million ounces at an average gross gold price of approximately $302 per ounce (assuming a US$0.56 to A$1 exchange rate). Our goal remains the closeout of the acquired gold hedge position in an orderly and timely manner. We therefore continue to look for opportunities to accelerate delivery into or close out the book under the appropriate market conditions.

We also accelerated the timing of delivery of certain positions during the second quarter of 2002. We therefore expect minimum deliveries into committed and uncommitted positions for the remainder of 2002 and for 2003 will total 1.0 million and 1.8 million ounces, respectively

Newmont had the following gold commodity contracts outstanding at June 30, 2002 (unaudited):

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate at June 30, 2002 of US$ 0.56 per A$1. For all floating rate instruments, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments.

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
Gold Forward Sales Contracts:	2002	2003	2004	2005	2006	There- after		US$ (000)
(A$ Denominated)
Fixed Forwards:
Ounces	813.9	1,360.6	1,060.3	227.0	52.0	26.0	3,539.8	$(119,601)
Average price	$302.0	$299.0	$299.0	$292.0	$265.0	$253.0	$298.4
Floating Rate Forwards:
Ounces	12.8	16.0	61.0	164.1	40.5	—	294.4	$(15,648)
Average price	$346.0	$346.0	$331.0	$341.0	$348.0	$—	$340.4
Synthetic Forwards:
Ounces	—	39.0	80.0	80.0	80.0	160.0	439.0	$(27,678)
Average price	$—	$281.0	$304.0	$304.0	$304.0	$304.0	$302.0
Total:
Ounces	826.7	1,415.6	1,201.3	471.1	172.5	186.0	4,273.2	$(162,927)
Average Price	$302.7	$299.0	$301.0	$311.1	$302.6	$296.9	$301.7

Notes:    Fixed forward sales contracts provide for delivery of a specified number of ounces at a specified price and date and are accounted for as cash flow hedges.
Floating rate forward contracts provide for a gold lease rate component in the price that takes into account market lease rates over the term of the contract. Gold lease rates reflect the borrowing cost for gold. Floating rate forward contracts are accounted for as cash flow hedges. Synthetic forward contracts represent combinations of purchased put options and written call options at the same strike price, maturity date and number of ounces. The combination achieves the same risk management result as gold forward sales contracts.

	Expected Maturity Date or Transaction Date							Fair Value
Put Option Contracts:	2002	2003	2004	2005	2006	There- after	Total/ Average	US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	104.3	209.1	202.8	204.8	100.0	95.0	916.0	$(3,564)
Average price	$292.3	$291.9	$292.3	$292.2	$337.9	$410.7	$309.5
A$ Denominated Fixed Purchased Puts:
Ounces	90.6	90.6	87.8	49.0	—	—	318.0	$(1,831)
Average price	$305.0	$311.0	$317.0	$310.0	$—	$—	$310.8
A$ Denominated Floating Purchased Puts:
Ounces	16.0	16.0	—	207.0	68.6	287.3	594.9	$(12,876)
Average price	$315.0	$315.0	$—	$331.0	$341.0	$343.0	$337.1
Total:
Ounces	210.9	315.7	290.6	460.8	168.6	382.3	1,828.9	$(18,272)
Average Price	$299.5	$298.6	$299.8	$311.5	$339.2	$359.8	$318.7

Notes:    Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges. Floating forward purchased put option contracts provide for a variable gold lease rate component in the strike price. These options are accounted for as cash flow hedges.

	Expected Maturity Date or Transaction Date							Fair Value
Convertible Put Options and Other Instruments:	2002	2003	2004	2005	2006	There- after	Total/ Average	US$ (000)
(A$ Denominated)
Ounces	—	46.0	37.0	81.5	132.3	1,402.7	1,699.5	$(125,136)
Average price	$—	$310.0	$310.0	$308.0	$323.0	$368.0	$358.8

Notes:    Convertible put option contracts and other instruments are comprised of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges; b) Knock-out/knock-in option contracts are contingent sold call options that either terminate (or knock-out) and maintain upside gold price potential or convert (or knock-in) to sold call options, depending on certain market conditions, and are marked to market with the change reflected in income; c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

	Expected Maturity Date or Transaction Date							Fair Value
Price-capped contracts:	2002	2003	2004	2005	2006	There— after	Total/ Average	US$ (000)
(US$ Denominated)
Ounces	—	—	—	500.0	—	1,850.0	2,350.0	$ n/a
Average price	$—	$—	$—	$350.0	$—	$384.0	$376.9

Notes:    Price-capped contracts provide for delivery of a specified number of ounces at the lower of the spot price at the delivery date or the capped price and are accounted for as cash flow hedges.

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. We also receive US$ fixed interest payments and pay gold lease rates, which are indexed to spot prices. This instrument is marked to market at the end of each period, with the change reflected in income, and at June 30, 2002, the fair value was a negative $57.4 million.

Foreign Currency

In addition to the U.S., Newmont conducts gold operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia and Turkey. Gold produced at these operations is sold in the international markets for U.S. dollars, except for gold produced in Australia and New Zealand that is primarily sold in local currencies. The cost and debt structures of most operations are also primarily U.S. dollar denominated, except for Canadian operations where such structures are primarily denominated in the local currency. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to most operations since local salaries and supply contracts will decrease against the U.S. dollar revenue stream. Foreign currency exchange rate gains/(losses) were $(1.5) million and $(0.8) million in the first halves of 2002 and 2001, respectively.

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Stockholders’ equity. Revenues and expenses in foreign currency are translated at the weighted average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in Dividends, interest, foreign currency exchange and other income. References to “A$” refers to Australian currency, and “$” of “US$”, to United States currency.

At June 30, 2002, Newmont had the following foreign currency contracts outstanding. Prices for contracts denominated in A$ have been translated at the exchange rate at June 30, 2002 of US$0.56 per A$1.

	Expected Maturity Date or Transaction Date							Fair Value
A$/US$ Currency Exchange Contracts:	2002	2003	2004	2005	2006	Thereafter	Total/ Average	US$ (000)
Notional Amounts US$ (000)
	$(18,700)	$(53,200)	$(56,112)	$(30,700)	$—	$—	$(158,712)	$(26,567)
Average Exchange Rate (US$ per A$1)
Average price	0.73	0.64	0.65	0.68	—	—	0.66	—

Newmont acquired currency swap contracts as part of the Normandy acquisition to receive A$ and pay US$-denominated debt. The A$-denominated debt was repaid during the quarter and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. On June 30, 2002, they had a negative fair value of $26.6 million.

Newmont also acquired certain currency swap contracts as part of the Normandy acquisition intended to hedge the currency risk on repayment of US$-denominated debt. These contracts were closed out during the quarter for net proceeds of $50.8 million. The contracts were accounted for on a mark-to-market basis until closed out.

At March 31, 2002, Newmont Australia had a revolving line of credit denominated in A$ with a balance of approximately A$320 million (US$170.6 million). This line of credit was completely paid down during the quarter ended June 30, 2002.

Interest Rates

Interest Rate Swaps

In the Normandy transaction, Newmont acquired A$125 million of interest rate swap contracts covering a portion of Newmont Australia’s US$100 million, 7-year bonds. These contracts were closed out during the quarter for a net cash out-flow of $1 million. The contracts were accounted for on a mark-to-market basis until closed out.

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% or 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at June 30, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. These transactions resulted in a reduction in interest expense of $1.4 million and $2.9 million for the quarter ended June 30, 2002 and the first half of 2002, respectively. These transactions have been designated as fair value hedges and had a fair value of $5.7 million and $(0.6) million at June 30, 2002 and December 31, 2001, respectively.

Use of Estimates

The preparation of Newmont’s financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which Newmont’s financial status depends are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, Newmont’s ability to renew the mining leases upon which certain of those reserves are located, and/or assumptions of future gold prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which depreciation and amortization are charged to earnings. As noted above, commodity prices significantly affect Newmont’s profitability and cash flow. In addition, management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

RESULTS OF OPERATIONS

Gold Sales And Total Cash Costs

	Equity Ounces		Total Cash Costs
	Three Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		($ per equity ounce)
North America:
Nevada	599.0	603.1	$243	$236
Mesquite, California	12.4	24.2	164	216
La Herradura, Mexico	15.2	14.1	180	174
Golden Giant, Canada	78.5	52.0	166	171
Holloway, Canada	23.1	20.9	218	267

Total/Weighted Average	728.2	714.3	231	230

South America:
Yanacocha, Peru	245.4	216.6	139	125
Kori Kollo, Bolivia	66.4	63.7	146	176

Total/Weighted Average	311.8	280.3	141	136

Australia:
Kalgoorlie	85.4	—	219	—
Yandal	166.6	—	227	—
Tanami	131.2	—	200	—
Pajingo	74.4	31.1	95	100

Total/Weighted Average	457.6	31.1	196	100

Other Operations:
Minahasa, Indonesia	43.9	82.0	193	142
Zarafshan-Newmont, Uzbekistan	71.3	50.4	142	139
Martha, New Zealand	32.2	—	104	—
Ovacik, Turkey	31.2	—	120	—

Total/Weighted Average	178.6	132.4	144	139

Equity Investments:
Batu Hijau, Indonesia	63.0	79.2	n/a	n/a
TVX Newmont Americas	52.0	—	n/a	n/a
Echo Bay Mines	62.9	—	n/a	n/a

Total/Weighted Average	177.9	79.2	n/a	n/a

Newmont Subtotal/Weighted Average	1,854.1	1,237.3	$195	$193
Other:
Prepaid forward sales contracts	(18.0)	(18.0)	n/a	n/a
Golden Grove	9.1	—	n/a	n/a

Newmont Total/Weighted Average	1,845.2	1,219.3	$195	$193

	Equity Ounces		Total Cash Costs
	Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		($ per equity ounce)
North America:
Nevada	1,205.1	1,332.7	$240	$216
Mesquite, California	27.9	63.7	160	213
La Herradura, Mexico	30.8	26.8	181	163
Golden Giant, Canada	140.8	123.6	188	182
Holloway, Canada	51.0	43.9	205	227

Total/Weighted Average	1,455.6	1,590.7	231	213

South America:
Yanacocha, Peru	493.5	455.5	138	115
Kori Kollo, Bolivia	127.0	124.2	154	188

Total/Weighted Average	620.5	579.7	141	131

Australia:
Kalgoorlie	126.5	—	217	—
Yandal	253.7	—	212	—
Tanami	184.7	—	198	—
Pajingo	131.4	61.3	88	98

Total/Weighted Average	696.3	61.3	186	98

Other Operations:
Minahasa, Indonesia	85.8	197.0	188	123
Zarafshan-Newmont, Uzbekistan	123.7	100.1	142	140
Martha, New Zealand	46.6	—	129	—
Ovacik, Turkey	48.0	—	132	—

Total/Weighted Average	304.1	297.1	152	129

Equity Investments:
Batu Hijau, Indonesia	103.3	130.8	n/a	n/a
TVX Newmont Americas	76.2	—	n/a	n/a
Echo Bay Mine	62.9	—	n/a	n/a

Total/Weighted Average	242.4	130.8	n/a	n/a

Newmont Subtotal/Weighted Average	3,318.9	2,659.6	$195	$182
Other:
Prepaid forward sales contracts	(18.0)	(18.0)	n/a	n/a
Golden Grove	9.1	—	n/a	n/a
Newmont Total/Weighted Average	3,310.0	2,641.6	$195	$182

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Batu Hijau costs are reported per pound of copper, with gold revenue as an offsetting by-product credit and are excluded from cost per ounce calculations. Certain gold mines produce silver as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. A reconciliation of total cash costs to Costs applicable to sales in total and by segment is provided below. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of gold mining properties, when taking into account the average realized price received for gold sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest.

This measure is intended to provide investors with information about cash generating capacities of these mining operations. Newmont’s management uses this measure for the same purpose and for monitoring the performance of its gold mining operations. This information differs from earnings determined in accordance with GAAP and should not be considered in isolation or a substitute for measures of performance determined in accordance with GAAP. This measure was developed in conjunction with gold mining companies associated with the Gold Institute in an effort to provide a level of comparability; however, Newmont’s measures may not be comparable to similarly titled measures of other companies.

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Golden Giant		Holloway		Mesquite		La Herradura
For the Three Months Ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$147.6	$144.6	$13.5	$9.2	$5.2	$5.7	$2.0	$6.4	$2.8	$2.5
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(1.4)	(2.4)	(0.5)	(0.3)	(0.1)	(0.1)	—	(1.2)	—	—
Non-cash inventory adjustment	(0.7)	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce Calculation	$145.5	$142.2	$13.0	$8.9	$5.1	$5.6	$2.0	$5.2	$2.8	$2.5
Equity cash cost per ounce sold	$243	$236	$166	$171	$218	$267	$164	$216	$180	$174

	Total North America		Yanacocha		Kori Kollo		Total South America		Pajingo
For the Three Months Ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$171.1	$168.4	$68.3	$55.6	$11.3	$13.1	$79.6	$68.7	$7.5	$3.1
Minority interest in Minera Yanacocha	—	—	(34.3)	(27.9)	—	—	(34.3)	(27.9)	—	—
Minority interest in Kori Kollo	—	—	—	—	(1.4)	(1.6)	(1.4)	(1.6)	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(2.0)	(4.0)	(0.7)	(0.6)	(0.3)	(0.3)	(1.0)	(0.9)	(0.3)	—
Non-cash inventory adjustment	(0.7)	—	—	—	—	—	—	—	(0.2)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	0.8	—	—	—	0.8	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce Calculation	$168.4	$164.4	$34.1	$27.1	$9.6	$11.2	$43.7	$38.3	$7.0	$3.1
Equity cash cost per ounce sold	$231	$230	$139	$125	$146	$176	$141	$136	$95	$100

	Yandal		NFM Tanami		Kalgoorlie		Total Australia		Minahasa
For the Three Months Ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$38.0	$—	$32.4	$—	$19.6	$—	$97.5	$ 3.1	$9.0	$11.6
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	(4.6)	—	—	—	(4.6)	—	—	—
Reclamation accrual	(0.9)	—	(0.8)	—	(0.5)	—	(2.5)	—	(0.3)	(0.2)
Non-cash inventory adjustment	0.2	—	(0.7)	—	(0.5)	—	(1.2)	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	0.3	—
Other	0.5	—	—	—	—	—	0.5	—	(0.6)	—
Total cash cost for per ounce Calculation	$37.8	$—	$26.3	$—	$18.6	$—	$89.7	$ 3.1	$8.4	$11.4
Equity cash cost per ounce sold	$227	$—	$200	$—	$219	$—	$196	$100	$193	$ 142

	Martha		Ovacik		Zarafshan-Newmont		Total Other International		Total Gold
For the Three Months Ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$3.8	$—	$4.2	$—	$9.9	$7.0	$26.9	$18.6	$375.1	$258.8
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	(34.3)	(27.9)
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	(1.4)	(1.6)
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	(4.6)	—
Reclamation accrual	(0.1)	—	(0.2)	—	(0.1)	(0.1)	(0.7)	(0.3)	(6.2)	(5.2)
Non-cash inventory adjustment	(0.4)	—	(0.3)	—	—	—	(0.7)	—	(2.6)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	0.3	—	0.6	—	1.4	—
Other	—	—	—	—	—	—	(0.6)	—	(0.1)	—
Total cash cost for per ounce Calculation	$3.3	$—	$3.7	$—	$10.1	$6.9	$25.5	$18.3	$327.3	$224.1
Equity cash cost per ounce sold	104	$—	$120	$—	$142	$139	$144	$139	$195	$193

	Golden Grove		Kasese		Other Non-Gold		Consolidated
For the Three Months Ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$14.1	$—	$4.1	$—	$0.2	$0.3	$393.5	$259.1
Minority interest in Minera Yanacocha	—	—	—	—	—	—	(34.3)	(27.9)
Minority interest in Kori Kollo	—	—	—	—	—	—	(1.4)	(1.6)
Minority interest in NFM Tanami	—	—	—	—	—	—	(4.6)	—
Reclamation accrual	—	—	—	—	—	—	(6.2)	(5.2)
Non-cash inventory adjustment	—	—	—	—	—	—	(2.6)	—
CAS of non-gold producers	(14.1)	—	(4.1)	—	(0.2)	(0.3)	(18.4)	(0.3)
Gold non-cash	—	—	—	—	—	—	1.4	—
Other	—	—	—	—	—	—	(0.1)	—
Total cash cost for per ounce Calculation	$—	$—	$—	$—	$—	$—	$327.3	$224.1
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$195	$193

For the Six Months Ended June 30,	Nevada		Golden Giant		Holloway		Mesquite		La Herradura
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$294.2	$293.1	$27.2	$23.2	$10.7	$10.2	$4.5	$15.0	$5.7	$4.5
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(2.9)	(4.8)	(0.8)	(0.7)	(0.3)	(0.2)	—	(1.4)	(0.1)	(0.1)
Non-cash inventory adjustment	(1.5)	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	(0.1)	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce Calculation	$289.7	$288.3	$26.4	$22.5	$10.4	$10.0	$4.5	$13.6	$5.6	$4.4
Equity cash cost per ounce sold	$240	$216	$188	$182	$205	$227	$160	$213	$181	$163

For the Six Months Ended June 30,	Total North America		Yanacocha		Kori Kollo		Total South America		Pajingo
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$342.3	$346.0	$138.1	$109.1	$22.8	$27.2	$160.9	$136.3	$12.8	$6.0
Minority interest in Minera Yanacocha	—	—	(69.3)	(55.3)	—	—	(69.3)	(55.3)	—	—
Minority interest in Kori Kollo	—	—	—	—	(2.7)	(3.3)	(2.7)	(3.3)	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(4.1)	(7.2)	(1.5)	(1.4)	(0.5)	(0.6)	(2.0)	(2.0)	(0.6)	—
Non-cash inventory adjustment	(1.5)	—	—	—	—	—	—	—	(0.8)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	0.8	—	—	—	0.8	—	—	—
Other	(0.1)	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce Calculation	$336.6	$338.8	$68.1	$52.4	$19.6	$23.3	$87.7	$75.7	$11.4	$6.0
Equity cash cost per ounce sold	$231	$213	$138	$115	$154	$188	$141	$131	$88	$98

For the Six Months Ended June 30,	Yandal		NFM Tanami		Kalgoorlie			Total Australia		Minahasa
	2002	2001	2002	2001	2002	2001		2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$55.6	$—	$45.1	$—	$30.4	$		$143.9	$6.0	$17.2	$24.6
Minority interest in Minera Yanacocha	—	—	—	—	—		—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—		—	—	—	—	—
Minority interest in NFM Tanami	—	—	(6.4)	—	—		—	(6.4)	—	—	—
Reclamation accrual	(1.5)	—	(1.0)	—	(0.7)		—	(3.8)	—	(0.4)	(0.4)
Non-cash inventory adjustment	(0.3)	—	(1.1)	—	(2.2)		—	(4.4)	—	—	—
CAS of non-gold producers	—	—	—	—	—		—	—	—	—	—
Gold non-cash	—	—	—	—	—		—	—	—	0.3	—
Other	—	—	—	—	—		—	—	—	(1.0)	—
Total cash cost for per ounce Calculation	$53.8	$—	$36.6	$—	$27.5		$—	$129.3	$6.0	$16.1	$24.2
Equity cash cost per ounce sold	$212	$—	$198	$—	$217		$—	$186	$98	$188	$123

For the Six Months Ended June 30,	Martha		Ovacik		Zarafshan-Newmont		Total Other International		Total Gold
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$6.8	$—	$7.2	$—	$17.4	$14.1	$48.6	$38.7	$695.7	$527.0
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	(69.3)	(55.3)
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	(2.7)	(3.3)
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	(6.4)	—
Reclamation accrual	(0.2)	—	(0.3)	—	(0.1)	(0.1)	(1.0)	(0.5)	(10.9)	(9.7)
Non-cash inventory adjustment	(0.5)	—	(0.6)	—	—	—	(1.1)	—	(7.0)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	0.3	—	0.6	—	1.4	—
Other	—	—	—	—	—	—	(1.0)	—	(1.1)	—
Total cash cost for per ounce Calculation	$6.1	$—	$6.3	$—	$17.6	$14.0	$46.1	$38.2	$599.7	$458.7
Equity cash cost per ounce sold	$129	$—	$132	$—	$142	$140	$152	$129	$195	$182

For the Six Months Ended June 30,	Golden Grove		Kasese		Other Non-Gold		Consolidated
	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$24.7	$—	$6.1	$—	$0.2	$—	$726.7	$527.0
Minority interest in Minera Yanacocha	—	—	—	—	—	—	(69.3)	(55.3)
Minority interest in Kori Kollo	—	—	—	—	—	—	(2.7)	(3.3)
Minority interest in NFM Tanami	—	—	—	—	—	—	(6.4)	—
Reclamation accrual	—	—	—	—	—	—	(10.9)	(9.7)
Non-cash inventory adjustment	—	—	—	—	—	—	(7.0)	—
CAS of non-gold producers	(24.7)	—	(6.1)	—	(0.2)	—	(31.0)	—
Gold non-cash	—	—	—	—	—	—	1.4	—
Other	—	—	—	—	—	—	(1.1)	—
Total cash cost for per ounce Calculation	$—	$—	$—	$—	$—	$—	$599.7	$458.7
Equity cash cost Per ounce sold	$—	$—	$—	$—	$—	$—	$195	$182

North America

Newmont’s Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks, the Lone Tree Complex and the recently acquired Midas mines are located.

Gold sales in the second quarter of 2002 of 599,000 ounces (including 37,600 ounces from Midas) decreased 1% from the comparable 2001 period. Total cash costs for the second quarter of 2002 were $243 per ounce compared with $236 per ounce in the same 2001 period, reflecting drawdowns from higher cost stockpiles in 2002. Gold sales during the first half of 2002 were 1,205,100 ounces (including 59,800 ounces from Midas) at a total cash cost of $240 per ounce compared to gold sales of 1,332,700 ounces during the first half of 2001 at a total cash cost of $ 216 per ounce. Gold sales in 2002 reflect lower tons milled, lower tons placed on the leach pads and lower recoveries from the oxide mills and a temporary build-up of in-process inventory at the Midas underground mine and at Twin Creeks.

We expect Nevada’s gold sales in 2002 to total approximately 2.7 million ounces with total cash costs around $215 per ounce. We have identified approximately $8 million of annual savings from administration, procurement and processing from the integration of the acquired Midas mine into the Nevada operations.

Gold sales at the Mesquite heap leach mine in southern California totaled 12,400 ounces during the second quarter of 2002, compared to 24,200 ounces in the second quarter of 2001. Total cash costs decreased 24% from $216 per ounce in the second quarter of 2001 to $164 per ounce in 2002. Gold sales at Mesquite during the first half of 2002 were 27,900 ounces at total cash costs of $160 per ounce, a reduction of 35,800 ounces sold and $53 per ounce in total cash costs from the comparable period in 2001. These reductions reflect the full impact of the cessation of mining activities and the depletion of the ore body in 2001. We expect gold sales in 2002 to total approximately 55,000 ounces with total cash costs about $155 per ounce. Final gold production from continued declining recovery of gold from heap leach pads is expected in 2004.

La Herradura, a 44%-owned non-operated joint venture in Mexico, sold 15,200 and 30,800 equity ounces at total cash costs of $180 and $181 per ounce in the second quarter and first half of 2002, respectively. During the second quarter and first half of 2001, La Herradura sold 14,100 and 26,800 equity ounces at cash costs of $174 and $163 per ounce, respectively. We expect equity gold sales for 2002 at approximately 65,000 equity ounces and cash costs of about $180 per ounce.

Gold sales from the Golden Giant and the 84.65%-owned Holloway underground mines in Ontario, Canada were 78,500 and 23,100 equity ounces with total cash costs of $166 and $218 per ounce, respectively, in the second quarter of 2002. Golden Giant sold 51% more ounces at $5 per ounce lower cash costs compared to the second quarter of 2001 from higher grade ore. Holloway improved its cash cost per ounce from the second quarter of 2001 by $49 resulting from a 16% increase in tons mined from the second quarter of 2001. For the first half of 2002, gold sales were 140,800 and 51,000 equity ounces at total cash costs of $188 and $205 per ounce for Golden Giant and Holloway, respectively, compared to gold sales of 123,600 and 43,900 equity ounces at total cash costs of $182 and $227 per ounce, respectively, in the first half of 2001. We expect gold sales for 2002 to total approximately 300,000 and 100,000 equity ounces at Golden Giant and Holloway, respectively, with cash costs of about $190 and $200 per ounce for each operation, respectively.

South America

Sales at Minera Yanacocha in Peru increased 13% in the second quarter of 2002 to 245,400 equity ounces from 216,600 equity ounces in the same period of 2001, reflecting more tons placed on the leach pads. Total cash costs increased to $139 per ounce from $125 per ounce in the second quarter of 2001, primarily reflecting 29% lower grade ore and 32% of production coming from the higher cost La Quinua operation that requires crushing and agglomeration unlike other Minera Yanacocha ore bodies. The commissioning of the La Quinua crushing and agglomeration facility is now complete and running at design rate. For the first half of 2002, equity gold sales were 493,500 ounces at total cash costs of $138 per ounce, compared to 455,500 ounces at $115 per ounce in the first half of 2001. We expect gold sales for 2002 to be about 1.2 million equity ounces at a total cash costs of about $125 per ounce. We expect higher production and lower cash costs for the second half of 2002 from higher grade ores and lower waste-to-ore ratios.

At the 88%-owned Kori Kollo open-pit mine in Bolivia, gold sales totaled 66,400 equity ounces in the second quarter of 2002 at total cash costs of $146 per ounce. Gold sales for the comparable period in 2001 were 63,700 ounces at total cash costs of $176 per ounce. Gold sales and total cash costs were 127,000 equity ounces at $154 per ounce, respectively, in the first half of 2002, compared to 124,200 equity ounces at $188 per ounce in the first half of 2001. The commencement of leach processing in June 2001 has resulted in a moderate increase in production and a moderate decrease in cash costs at Kori Kollo. For 2002, we expect total sales of approximately 250,000 equity ounces with total cash costs of about $150 per ounce.

Australia

Information related to Australian operations for the first half of 2002 reflects activity from February 16, 2002 through June 30, 2002, with the exception of Pajingo, which was 50% owned by Newmont prior to the acquisition of Normandy.

For the quarter ended June 30, 2002, equity gold sales at the 50%-owned Kalgoorlie mine in Western Australia, totaled 85,400 ounces at total cash costs of $219 per ounce. Lower head grade and sulphur emission restrictions affected production, constraining the roaster’s performance. Kalgoorlie’s equity gold sales for the first half of 2002 totaled 126,500 ounces at total cash costs of $217 per ounce. We expect production to improve in the second half of 2002 at the Super Pit, which provides more than 90% of Kalgoorlie’s production. A joint venture committee is evaluating operating initiatives to improve Kalgoorlie’s cost structure. We expect gold sales for 2002 to total approximately 310,000 equity ounces at cash costs of about $220 per ounce.

At the Yandal operations, which consists of the Bronzewing, Jundee and Wiluna mines in Western Australia, gold sales for the second quarter of 2002 were 166,600 ounces at total cash costs of $227 per ounce. Cash costs were $212 per ounce for the first half of 2002 on sales of 253,700 ounces. During the quarter, Bronzewing improved its operating flexibility and efficiency as it continues to transition to owner-mining, a change in manpower schedules and the introduction of underground road trains. At Jundee, depleting open pit production was partially offset by increased underground production. The last mining of low-grade ores from the depleting Elliott and Henry Ward pits at Jundee will occur in the third quarter of 2002. Wiluna initiated a low-cost Biox tailings retreatment during the quarter, which at a steady state starting in the fourth quarter of 2002, should produce 1,000 gold ounces per month. We expect gold sales for 2002 to total approximately 660,000 ounces at cash costs of about $200 per ounce.

Newmont controls a significant land position through its control of Newmont NFM and Otter Mines in the highly prospective Tanami gold district. For the quarter and the half year ended June 30, 2002, the Tanami operations in the Northern Territory (approximately an 85.9% interest) sold 131,200 and 184,700 equity ounces at total cash costs of $200 and $198 per ounce, respectively. Mill throughput for the quarter ended June 30, 2002 from the Granites and Tanami mills was favorable at a total of 1.1 million tons at 0.15 opt. The Granites increased throughput using a finer crushed mill feed. Newmont’s newest mine, Groundrush, began production in November 2001. Production was primarily from the new Groundrush open-pit mine, the Callie underground mine and other open pits. For the year 2002, we expect Tanami operations to sell approximately 430,000 equity ounces of gold at total cash costs of approximately $200 per ounce.

At the Pajingo mine in North Queensland, gold sales for the second quarter of 2002 were 74,400 ounces at total cash costs of $95 per ounce, compared to 31,100 ounces and total cash costs of $100 per ounce in the same quarter of 2001. Gold sales were 131,400 ounces for the first half of 2002 at total cash costs of $88 per ounce, compared to 2001 sales and total cash costs of 61,300 and $98 per ounce, respectively. In 2001, Pajingo was only 50% owned by Newmont. It became wholly-owned in February 2002 as a result of the Normandy acquisition. Development of the Vera South Deeps and Jandam ore bodies continues. For the year 2002, we estimate gold sales will total approximately 300,000 ounces with cash costs of about $85 per ounce.

Other Mining Operations

Information related to Martha, Ovacik, Golden Grove, and TVX Newmont Americas for the first half of 2002 reflects activity from February 16, 2002 through June 30, 2002. Information related to Echo Bay for the first half of 2002 reflects activity from April 3, 2002 through June 30, 2002. Information for all other properties reflects activity from January 1, 2002 through June 30, 2002.

At the Minahasa mine, in Indonesia, Newmont has an 80% interest but receives a greater percent of the gold production until recouping the bulk of its investment including interest. Prior to November 2001, Newmont received 100% of Minahasa’s gold production and has subsequently received 94%, as Newmont recouped some of its investment through the collection of funds in accordance with existing loan agreements. For second quarter of 2002, sales decreased to 43,900 equity ounces with total cash costs of $193 per ounce, compared with 82,000 equity ounces and cash costs of $142 per ounce in the second quarter of 2001. Sales for the first half of 2002 decreased to 85,800 equity ounces with total cash costs of $188 per ounce from 197,000 ounces and cash costs of $123 per ounce in the first half of 2001. The lower production and higher cash costs in 2002 resulted from processing lower grade ore. Mining activities ceased late in 2001; however, it is expected that ore processing will continue until 2003. We expect gold sales in 2002 of approximately 150,000 equity ounces, with total cash costs of about $200 per ounce.

Newmont has a 50% investment in Zarafshan-Newmont in the Central Asian Republic of Uzbekistan. Ownership of the remaining 50% investment is divided between the State Committee for Geology and Mineral Resources and Navoi Mining and Metallurgic Combine, each a state entity of Uzbekistan. In the second quarter of 2002, equity gold sales from Zarafshan-Newmont were 71,300 ounces, 42% above equity sales in the same 2001 period. Zarafshan benefited from a 15% higher grade ore placed on the leach pads in 2002. Total cash costs per ounce of $142 in the second quarter of 2002 period compared with $139 in the same 2001 period. For the first half of 2002, equity sales were 123,700 ounces at $142 per ounce cash costs, while equity sales were 100,100 ounces at cash costs of $140 per ounce in the first half of 2001. We expect gold sales in 2002 to total approximately 240,000 equity ounces with total cash costs of about $150 per ounce. Initial ore placement on the heap-leach pad expansion project occurred in December 2001, and the project was fully operational in first quarter of 2002.

Zarafshan-Newmont produces gold by crushing and leaching ore from existing stockpiles of low grade oxide ore from the nearby government owned Murantau mine. The State Committee and Navoi furnish the ore to Zarafshan-Newmont under an ore supply agreement. In late 2000, the ore supply agreement was amended to modify the required grades and pricing structure of the ore supply agreement covering 220 million metric tons of ore. At signing of the amendment, 68.8 million metric tons had already been delivered. Of the remaining 151.2 million metric tons, 48.7 million metric tons are to be delivered regardless of the gold price, with the price of the ore being dependent on the grade of ore delivered. For the remaining ore (102.5 million metric tons) the grade of ore that the State Committee and Navoi are obligated to provide is dependent on the forecasted gold price as determined by the board of directors of Zarafshan-Newmont, and the price is dependent on the average gold price during the period the ore is processed. Thus, at higher gold prices, the State Committee and Navoi may deliver lower grade ore, but receive a higher price.

Equity sales at Martha, approximately 92.2% owned by Newmont and located in New Zealand, were 32,200 and 46,600 ounces for the second quarter and the first half of 2002, respectively, with total cash costs of $104 and $129 per ounce, respectively. We expect gold sales of approximately 105,000 equity ounces at cash costs of about $120 per ounce.

At the Ovacik mine in Turkey, gold sales for the second quarter of 2002 were 31,200 ounces with total cash costs of $120 per ounce. Gold sales for the first half of 2002 were 48,000 ounces with cash costs of $132 per ounce. Production commenced at this operation in June 2001. We expect gold sales for 2002 of approximately 100,000 ounces at total cash costs of about $150 per ounce.

At the Batu Hijau mine in Indonesia, copper sales totaled 89.3 million and 100.4 million equity pounds for the second quarters of 2002 and 2001, respectively. Decreased copper sales resulted from processing lower grade ore in 2002. Total cash costs were $0.31 and $0.34 per pound, after gold sales credits, for the second quarters of 2002 and 2001, respectively. Batu Hijau achieved record low cash costs in second quarter 2002 from operating efficiencies and higher mill throughput. For the first half of 2002 and 2001, copper sales and cash costs were 156.9 million and 170.5 million equity pounds and $0.36 and $0.40 per pound, after gold sales credits, respectively. Gold sales, treated as by-product credits, totaled 63,000 and 103,300 ounces for the second quarter and first half of 2002. We expect copper sales in 2002 between 310 million and 340 million equity pounds at cash costs of about $0.38 to $0.40 per pound, with gold production of approximately 235,000 equity ounces.

The Company’s equity income from Batu Hijau includes gold and silver revenues that are credited against costs applicable to sales as a by-product credit in the determination of net income for each period presented in the Statements of Consolidated Operations and Comprehensive Income (Loss). These by-product credits represented 31.4% and 29.6% of revenues and 67.2% and 58.0% of costs applicable to sales for the three month periods ended June 30, 2002 and 2001, respectively, and 28.1% and 28.2% of revenues and 53.1% and 48.0% of costs applicable to sales for the six month periods ended June 30, 2002 and 2001, respectively. Such by-product credits are expected to continue while ore is being processed which, based on current engineering models, is estimated to be through the end of 2020. These by-product credits are expected to vary from time to time and are significant to the economics of the Batu Hijau operations. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

At the wholly-owned and operated Golden Grove copper/zinc operation in Western Australia, which was acquired in the Normandy transaction, copper sold was 14.9 million pounds at a total cash cost of $0.50 per pound for the second quarter of 2002. Year-to-date copper sales at June 30, 2002 were 25.1 million pounds with total cash costs of $0.48 per pound. Zinc sales were 69.4 million pounds during the second quarter and first half of 2002 with cash costs of $0.21 per pound. Copper or zinc are produced in dedicated campaigns. Sales from Golden Grove are expected to total 40.0 million to 45.0 million pounds of copper at a total cash cost of approximately $0.60 per pound and approximately 100 million pounds of zinc at a total cash cost of approximately $0.28 per pound.

TVX Newmont Americas is 49.9% owned by Newmont and 50.1% owned by TVX Gold Inc. and is treated as an equity investment for reporting purposes. The principal assets are interests in operating gold mines in South America (Paracatu, Crixas and La Coipa) and Canada (Musselwhite and New Britannia). Equity ounces sold for the second quarter and first half of 2002 were 52,000 ounces and 76,200 ounces, respectively. We expect equity gold sales for 2002 of about 145,000 ounces. Newmont has agreed to sell its 49.9% interest in TVX Newmont Americas to TVX Gold Inc. for $180 million, contingent on the closing of the Kinross combination. We expect the sale to close in the fourth quarter of 2002. We are currently evaluating the expected financial statement impact of the sale.

Newmont owns a 45.3% holding in Echo Bay Mines Ltd. which is treated as an equity investment for reporting purposes. Newmont exchanged convertible debt securities for common shares of Echo Bay in April 2002. The principal assets of Echo Bay are interests in operating gold mines in Nevada (Round Mountain), Washington State (Kettle River) and Canada (Lupin). Equity ounces sold for the second quarter of 2002 were 62,900 ounces. Newmont has agreed to support the proposed combination announced in June 2002 of Kinross Gold Corporation, TVX Gold Inc. and Echo Bay Mines Ltd. We expect the combination to result in an approximate interest of 14% in the new Kinross. The transaction is subject to regulatory and shareholder approvals by Kinross, TVX Gold Inc. and Echo Bay, and we expect it to close in the fourth quarter of 2002. We are currently evaluating the expected financial statement impact of the transaction. We expect equity gold sales for 2002 from Echo Bay of approximately 155,000 ounces.

Merchant Banking

Newmont’s merchant banking business holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. Newmont earned $10.6 million and $13.8 million of royalty revenue for the second quarter and first half of 2002, respectively. For the period February 15, 2002 through December 31, 2002, we expect royalty revenue to total approximately $35 million.

Financial Results

Consolidated gold sales include 100% of Minera Yanacocha, Kori Kollo and Tanami and Newmont equity production elsewhere, but exclude Batu Hijau, TVX Newmont Americas and Echo Bay Mines, which are accounted for as equity investments. Results for the first half of 2002 only include activities from companies acquired in the Normandy and Franco-Nevada acquisitions from February 16, 2002 forward. The increase in consolidated sales revenue in the first quarter of 2002 from the comparable 2001 period primarily resulted from higher gold prices and the inclusion of sales from the Newmont Australia acquisition as shown in the following tables (unaudited):

	Three Months Ended June 30,
	2002	2001
Consolidated gold sales (in millions)	$604.4	$362.4
Consolidated production ounces sold (000)	1,933.6	1,354.0
Average price realized per consolidated ounce	$314	$268
Average spot price received per ounce	$312	$268

Increase (decrease) in consolidated gold sales due to (unaudited):

Three Months Ended June 30, 2002 vs. 2001
(in millions)
Consolidated production	$7.5
Average price received	62.2
Newmont Australia gold sales	172.3

$242.0

	Six Months Ended June 30,
	2002	2001
Consolidated gold sales (in millions)	$1,086.6	$786.5
Consolidated production ounces sold (000)	3,588.3	2,959.3
Average price realized per consolidated ounce	$304	$266
Average spot price received per ounce	$301	$266

Increase (decrease) in consolidated gold sales due to:

Six Months Ended June 30, 2002 vs. 2001
(in millions)
Consolidated production	$(49.7)
Average price received	99.3
Newmont Australia gold sales	250.5

$300.1

Sales—base metals include $29.9 and $40.5 million from copper/zinc sales from the Golden Grove copper/zinc operation in Western Australia and $2.7 and $3.6 million from cobalt sales from the Kasese operation in Uganda for the second quarter and first half of 2002, respectively. In August 2001, Newmont entered into an agreement to sell its 86% interest in Banff Resources Ltd., which holds a 64% interest in Kasese. We are currently evaluating the financial statement impact of this transaction.

Royalties during the second quarter and first half of 2002 of $10.6 million and $13.8 million, respectively.

Dividends, interest, foreign currency exchange and other income was $17.4 million and $3.4 million during the second quarters of 2002 and 2001, respectively, and $18.5 million and $6.9 million during the first half of 2002 and 2001, respectively.

Gain on sale of Lihir of $47.3 million was recorded during the second quarter of 2002 when Newmont sold its 9.7% equity holding in Lihir Gold Limited. As a result, Newmont is no longer a shareholder of Lihir. Newmont realized proceeds of $84 million on the sale.

Costs of sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The increase in Costs of sales and Depreciation, depletion and amortization for the second quarter and first half of 2002 from the same prior year’s periods resulted primarily from the February 2002 acquisitions and higher overall cash costs in 2002. See the Reconciliation of Costs of sales to total cash costs on pages 48 to 51 for costs of sales by operation. For the full year 2002, we expect depreciation, depletion and amortization to total between $560 to $600 million. Depreciation, depletion and amortization for the quarters ended June 30, 2002 and 2001 and for the first halves of 2002 and 2001 were as follows by operation:

	Depreciation, Depletion and Amortization
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
North America:
Nevada	$30.2	$27.3	$56.7	$57.7
Mesquite, California	0.5	1.3	1.0	2.8
La Herradura, Mexico	0.8	1.0	1.6	1.8
Golden Giant, Canada	6.5	3.6	11.5	8.3
Holloway, Canada	1.6	1.6	3.6	3.3

Total North America	39.6	34.8	74.4	73.9

South America:
Yanacocha, Peru	34.9	21.4	69.7	41.5
Kori Kollo, Bolivia	3.8	5.0	7.2	9.8

Total South America	38.7	26.4	76.9	51.3

Australia:
Kalgoorlie	2.1	—	3.0	—
Yandal operations	10.7	—	16.5	—
Tanami operations	10.2	—	14.7	—
Pajingo	6.5	0.9	10.7	2.0
Other	1.5	—	3.1	—

Total Australia	31.0	0.9	48.0	2.0

Other Operations:
Minahasa, Indonesia	2.8	5.5	5.4	11.1
Zarafshan-Newmont, Uzbekistan	2.6	2.9	5.0	5.8
Martha, New Zealand	4.3	—	6.2	—
Ovacik, Turkey	3.0	—	4.4	—

Total Other Operations	12.7	8.4	21.0	16.9

Other:
Merchant banking	4.7	—	6.3	—
Base metals operations	7.7	—	8.5	—
Corporate and other	2.1	1.7	4.4	3.3

Total Other	14.5	1.7	19.2	3.3

Total Newmont	$136.5	$72.2	$239.5	$147.4

Interest expense, net of capitalized interest, was $32.1 million and $20.6 million for the second quarter of 2002 and 2001, respectively. For the first half of 2002 and 2001, interest expense, net of capitalized interest, was $60.4 million and $40.9 million, respectively. For the full year 2002, we expect interest expense to be between $110 million and $115 million.

General and administrative expenses totaled $27.7 million and $15.0 million for the second quarter of 2002 and 2001, respectively. For the first halves of 2002 and 2001, general and administrative expenses were $49.0 million and $30.9 million, respectively. The increase in 2002 reflects the February acquisitions. For the full year 2002, we expect general and administrative expenses to total approximately $95 million.

Income tax (expense) benefit in the second quarter of 2002 was $27.9 million, while Newmont reported an income tax benefit of $0.7 million during the second quarter of 2001. Income tax expense was $32.7 million and $1.8 million for the first halves of 2002 and 2001, respectively.

Merger and restructuring expenses in the first half of 2001 of $60.5 million ($43.7 million, net of tax) included $28.1 million of transaction and related costs associated with the Battle Mountain merger and $32.4 million of restructuring expenses that included $22.1 million for voluntary early retirement pension benefits and $10.3 million for employee severance and office closures. Merger costs of approximately $90 million for the Normandy and Franco-Nevada acquisitions were capitalized.

Loss on derivative instruments of $8.0 million and $14.7 million were recorded for the second quarters of 2002 and 2001, respectively. Newmont recorded losses on derivative instruments of $1.7 million for the first half of 2002 and gains on derivative instruments of $0.9 million for the first half of 2001. These gains and losses reflect the non-cash change in fair value of those instruments not qualifying for hedge accounting treatment, and for the 2002 period, the ineffective portion of those instruments which do qualify for hedge accounting treatment. Over the life of the contracts, any unrealized gains or losses will be recorded in income.

Equity income of affiliates reflected an equity gain (loss) in Batu Hijau of $13.1 million and $10.8 million for the second quarters of 2002 and 2001, respectively, and $13.6 million and $6.4 million for the first halves of 2002 and 2001, respectively. Batu benefited in 2002 from an increased mill throughput rate of 143,000 tons per day, an 8% increase over the design rate, and continued positive grade reconciliations to the mine plan. Equity income of affiliates in 2002 also includes equity gain (loss) in TVX Newmont Americas, AMC and Echo Bay Mines in the second quarter of 2002 of $3.1 million, $0 and $0.7 million, respectively, for the second quarter of 2002 and $3.2 million, $(0.6) million and $0.7 million, respectively for the first half of 2002.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. The adoption of these standards on January 1, 2002 did not impact Newmont’s historical financial statements or results of operations. As previously noted, the 2002 acquisitions of Normandy and Franco-Nevada were accounted for as purchases and goodwill of $2.6 billion resulted from the preliminary purchase price allocation based on the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as prescribed by SFAS No. 142.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model, based on the framework of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, for long-lived assets to be disposed of by sale. The statement was effective for fiscal years beginning after December 15, 2001, and there was no impact upon adoption.

In May 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4 , 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement nullified SFAS 4, SFAS 44 and SFAS 64 and established that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement also amends SFAS Statement No. 13 “Accounting for Leases” to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to various other FASB statements. For the provisions of the statement relating to the extinguishment of debt, SFAS 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to SFAS 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002. We do not anticipate any impact upon adoption.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” which addressed financial accounting and reporting for costs associated with exit or disposal activities. It nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as was required under EITF No. 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and we do not anticipate any impact upon adoption except with respect to those exit or disposal activities that are initiated by the Company after that date.
Other comprehensive income (loss), net of tax, included a $2.4 million and $13.3 million gains for temporary changes in fair value on marketable securities for the second quarters of 2002 and 2001, respectively. The second quarter of 2002 also included a $40.0 million gain for the effective portion of the change in fair value of cash flow hedge instruments resulting from the acquisition of the Normandy hedge position in February 2002, compared to $0.8 million for the same period in 2001. The second quarters of 2002 and 2001 also included gains (losses) from foreign currency translation of $17.3 million and $(5.5) million, respectively. The second quarter of 2002 also included a $29.0 million adjustment for the sale of Lihir. For the first halves of 2002 and 2001, other comprehensive income (loss), net of tax, included $2.7 million and $9.0 million gains for temporary changes in fair value on marketable securities. The second quarter of 2002 also included a $59.7 million gain for the effective portion of the change in fair value of cash flow hedge instruments resulting from the acquisition of the Normandy hedge position in February 2002, compared to a $1.1 million gain for the same period in 2001. The first halves of 2002 and 2001 also included gains (losses) from foreign currency translation of $18.1 million and $(6.1) million, respectively. The first half of 2002 also included an $18.3 million adjustment for the sale of Lihir.

EXPLORATION ACTIVITIES

Following the acquisitions of Normandy and Franco-Nevada in mid-February, exploration activities have focused on ongoing near-mine and operating district programs, as well as selected regional generative programs and projects outside the operating districts. A preliminary consolidated exploration program for March through December 2002 was also prepared, identifying synergies from overlapping programs, redundant personnel and re-alignment of strategic priorities. Exploration and research expenditures totaled $18.8 million and $30.4 million for the second quarter and first half of 2002, respectively, compared to $15.3 million and $30.6 million for the second quarter and first half of 2001. We expect total 2002 exploration expenditures to be $70 million to $75 million.

In Nevada, underground development drilling continues to test the 5,000-foot long corridor between Deep Post and Deep Star (Gold Margin Area). Preliminary Deep Post extension drill results show intercepts of 30 to 125 feet with a range of 0.49 to 0.86 opt gold grades. We also continue to see other exploration and extension opportunities in Nevada, including further extensions of the Gold Quarry pit near Twin Creeks, at depth in the Lone Tree pit and at Emigrant Springs, south of Carlin.

Drilling at Yanacocha was focused on oxide deposits at Corimayo and Chaquicocha Alta and the western extension of the Chaquicocha Sur sulfide zone, with good intersections in each area. The Corimayo ore zone has been extended to the southeast with recent drill intersections featuring high gold grades of 0.15 to 0.44 opt.

In Australia, further intersections with visible gold have been obtained in underground drilling of the west side zone at Jundee in the Yandal belt. At Golden Grove, high-grade zinc mineralization from 17% to 30% with precious metal credits was recorded in extensional drilling of the Ethel-Catalpa zones.

Major drilling campaigns are underway at Akim and Yamfo-Sefwi in Ghana and at Martabe in Indonesia, with the objective of extending the deposits along strike and at depth.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2002, cash flow from operations ($206.2 million) and proceeds from sale of short-term investments ($406.7 million), the sale of marketable securities in Lihir ($84.0 million), the settlement of cross currency swaps ($50.8 million) and the issuance of stock ($62.9 million) funded capital expenditures ($148.9 million), net repayments of debt ($422.7 million), cash paid for acquisitions, net of cash received, ($87.9 million) and dividends ($25.9 million) and provided a $136.0 million increase in cash. Cash and cash equivalents at June 30, 2002 were $285.4 million, compared with $149.4 million at December 31, 2001. In 2002, Newmont expects sufficient cash flows to fund capital expenditures, dividends and debt reduction.

INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

Capital expenditures were as follows:

	Six Months Ended June 30,
	2002	2001
	(unaudited)
	(in millions)
North America	$27.6	$30.5
South America	70.3	166.2
Australia	27.3	1.5
Other operations	12.7	5.9
Projects and capitalized interest	2.9	5.9

Total	$140.8	$210.0

Expenditures for North American operations during the first half of 2002 included $20.7 million related to activities in Nevada, which included expenditures for the development of the Deep Post, Leeville, Chukar and Midas underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($69.7 million—100% basis) for leach pad expansion, carbon columns and other ongoing expansion work. Australian capital expenditures were primarily for mine development at Tanami ($8.1 million) and Yandal ($8.2 million), mine development and equipment for the conversion to owner mining at Pajingo

($5.7 million) and various projects at other sites. Capital expenditures in the 2001 period were primarily for the development of the Deep Post underground mine in Nevada and the development of the La Quinua project at Minera Yanacocha.

Newmont expects to spend approximately $450 million for capital expenditures during 2002, including $100 million for Nevada, $200 million for Yanacocha and about $100 million at its Australian operations. Expenditures for projects at Nevada include about $21.0 million for Leeville and $7.0 million for the Gold Quarry South Layback, $9.0 million for Deep Post and $3 million for Chukar, as well as $10 million for Midas underground mine development. Development of the Leeville underground mine and the Gold Quarry South Layback (“GQSL”) in Nevada is proceeding. We project total capital expenditures for Leeville and GQSL of approximately $180 million and $36 million, respectively. We expect Leeville to commence production in 2006 and GQSL in 2004. At Yanacocha, approximately $200 million will be spent primarily on leach pad expansion. Budgeted Australian expenditures include $24 million at Yandal and $23 million at Tanami.

On May 9, 2002, Batu Hijau completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the capability to defer up to a total of $173.4 million in principal payments scheduled for 2002 and 2003. Any deferred principal amounts will be amortized between 2004 and 2010. Under this restructuring, Batu Hijau is not permitted to pay dividends or make other restricted payments to Newmont or its partner as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts currently outstanding under the project financing facility total $913.4 million. Newmont and our partner provide a contingent support line of credit to PTNNT. During the first half of 2002, Newmont funded $24.8 million under this contingent support facility as our pro-rata share for capital expenditures. Additional support from Newmont and its partner, available under this facility, is $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

During the first half of 2002, $406.7 million was realized from sales of short-term investments. In April 2002, we sold all of our marketable securities in Lihir Gold Limited, representing a 9.7% equity interest in this company with gold mining operations in Papua New Guinea. Proceeds of $84.0 million were realized and a pre-tax gain of approximately $47.3 million was recognized in the second quarter of 2002. Newmont expects more than $400 million in 2002 on non-core asset sales, of which approximately $216 million has been realized to date including the sale of Lihir and Franco-Nevada’s sales of investments prior to the February acquisition.

Financing Activities

Scheduled minimum long-term debt repayments are $74 million for the remainder of 2002, $89 million in 2003, $180 million in 2004, $452 million in 2005, $51 million in 2006, $27 million in 2007 and $916 million thereafter.

In March 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of the outstanding 8.875% Senior Notes due 2008 of Normandy Yandal Operations Limited (“Normandy Yandal”), an indirect wholly-owned subsidiary of Newmont. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between Normandy Yandal and the Bank of New York, as Trustee. The Indenture requires that Normandy Yandal, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture can be read to the contrary, Newmont is taking the position that a Change of Control occurred on February 20, 2002 when Newmont acquired control of Normandy. The Indenture provides that Normandy Yandal is not required to make the Change of Control Offer if a third party makes the offer. Newmont’s offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to Normandy Yandal. The Change of Control Offer was open until May 14, 2002 and resulted in the redemption of $62.8 million of the outstanding notes.

In April 2002, Newmont repaid its $150 million 8.625% notes. In May 2002, Newmont repaid the $170.6 million outstanding under the A$490 million committed revolving multi-option facility, closing it out, and increased the Newmont $600 million facility to $750 million, with the addition of a $150 million Australian bank tranche. Newmont temporarily drew down approximately $445 million from the credit facility in February

2002 in connection with the acquisition of Normandy. However, by March 31, 2002, the credit facility had been repaid, and there was no balance outstanding at June 30, 2002.

In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 convertible preferred stock as of May 15, 2002. We paid a redemption price of $50.325 per share, plus $0.8125 per share for all accrued dividends at the redemption date. In settlement of the total redemption price of $51.1375 per share, Newmont issued to holders of record 1.9187 shares of its common stock. This redemption eliminated $7.5 million of annual preferred stock dividends prospectively.

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

Where Newmont expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2001 as well as other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

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

PART II—OTHER INFORMATION

ITEM 4.    Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Stockholders held on May 15, 2002, all sixteen directors nominated to serve as directors of the Company were elected. The vote was as follows:

Nominee	For	Withheld	Abstentions	Non-Votes
Glen A. Barton	251,231,118	39,085,043	0	0
Vincent A. Calarco	265,632,606	24,683,555	0	0
James T. Curry, Jr.	265,695,042	24,621,119	0	0
Joseph P. Flannery	266,256,933	24,059,228	0	0
M. Craig Haase	266,387,339	23,928,822	0	0
Michael S. Hamson	266,396,617	23,919,544	0	0
Leo I. Higdon, Jr.	266,276,940	24,039,221	0	0
Pierre Lassonde	266,387,622	23,928,539	0	0
Robert J. Miller	266,253,734	24,062,427	0	0
Wayne W. Murdy	266,392,158	23,924,003	0	0
John B. Prescott	265,052,939	25,263,222	0	0
Moeen A. Qureshi	266,222,276	24,093,885	0	0
Michael K. Reilly	266,353,722	23,962,439	0	0
Seymour Schulich	266,390,840	23,925,357	0	0
James V. Taranik	265,638,786	24,677,375	0	0

ITEM 5.    Other Information

Under Newmont’s by-laws, stockholders must give advance notice of nominations for a director or other business to be addressed at the annual 2003 Annual Meeting of Stockholders no later than the close of business on March 17, 2002. The advance notice must have been delivered to the attention of the Secretary of the Corporation at 1700 Lincoln St., Denver, Colorado, 80203. On page 5 of Newmont’s 2002 Proxy Statement, the deadline date is mistakenly given as January 28, 2002. A statement correcting this mistake will be included in a Special Report to Shareholders that will be mailed to all Newmont shareholders in the third quarter of 2002.

On page 19 of Newmont’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, the second paragraph under “New Zealand” states that “Normandy NFM Limited, an 87.45% owned subsidiary of Newmont, owns a 67.06% interest in the Martha mine.” This statement is incorrect, and should read, “Normandy Mining Limited (now known as Newmont Australia Limited), a 100% owned subsidiary of Newmont, owns a 67.06% interest in the Martha Mine.” Otter Gold Mines Limited, an 89.9% owned subsidiary of Newmont, owns the remaining 32.94% interest in the Martha Mine. As a result, Newmont now has an approximate 92% interest in the Martha mine.

On pages 4 and 19, respectively, of Newmont’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, the paragraphs under “Copper Production” and “Golden Grove” incorrectly state that Newmont’s Golden Grove operation in Western Australia produced concentrates containing 242.5 million pounds of copper for the 12 months ended June 30, 2001. These paragraphs should state that for the 12 months ended June 30, 2001, Golden Grove produced concentrates containing 24.3 million pounds of copper.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	The exhibits to this report are listed in the Exhibit Index on Page 67 hereof.

(b)	Reports filed on Form 8-K during the quarter ended June 30, 2002

•	Report dated April 2, 2002 related to the sale of equity holding in Lihir Gold Limited, filed on April 3, 2002.

•	Report dated April 12, 2002 related to the redemption of preferred stock, filed on April 16, 2002.

•	Report dated February 15, 2002 (Form 8-K/A) and filed on April 16, 2002, amending Form 8-K filed on March 1, 2002, to amend Item 7 in its entirety to include pro forma financial information.

•	Report dated May 23, 2002 related to naming PricewaterhouseCoopers as auditors, filed on May 30, 2002.

•	Report dated May 23, 2002 (Form 8-K/A) and filed on June 4, 2002, amending the Form 8-K filed on May 30, 2002, amending the text naming the auditors.

(c)    Employment Agreement by and between Newmont Global Employment Limited Partnership and Pierre Lassonde, executed on April 23, 2002, to be effective as February 16, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION
(Registrant)

By:	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2002

By:	/s/ DAVID W. PEAT
David W. Peat Vice President and Global Controller (Principal Accounting Officer)

Date: August 14, 2002

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number		Description

10(a)	—	Employment Agreement dated February 16, 2002, between Newmont Global Employment Limited Partnership and Pierre Lassonde

12.1	—	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

12.2	—	Computation of Ratio of Earnings to Fixed Charges