Form 10-Q
period 2002-09-30
NEWMONT MINING CORP /DE/
filed 2002-11-15
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes        ☐    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒    Yes        ☐    No

There were 352,366,303 shares of common stock outstanding on November 11, 2002 (and 49,337,593 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended September 30,
	2002	2001
	(in thousands, except per share)
		(as restated)
Sales and other income
Sales—gold	$697,829	$424,397
Sales—base metals, net	14,339	—
Royalties	7,900	268
Dividends, interest, foreign currency exchange and other income (loss)	8,278	(3,559)

	728,346	421,106

Costs and expenses
Costs applicable to sales—gold	409,223	281,932
Costs applicable to sales—base metals	10,450	—
Depreciation, depletion and amortization	150,446	72,097
Exploration and research	25,356	12,843
General and administrative	29,742	13,676
Interest, net of capitalized interest of $1,618 and $2,881, respectively	33,082	24,643
Other	12,794	2,953

	671,093	408,144

Operating income	57,253	12,962
Gain (loss) on derivative instruments	(11,191)	943

Pre-tax income before minority interest and equity income of affiliates	46,062	13,905
Income tax (expense) benefit	(11,157)	9,694
Minority interest in income of affiliates	(28,341)	(19,141)
Equity income of affiliates	17,470	16,168

Net income	$24,034	$20,626
Preferred stock dividend	—	(1,870)

Net income applicable to common shares	$24,034	$18,756

Net income	$24,034	$20,626
Other comprehensive income (loss), net of tax	(75,443)	6,789

Comprehensive income (loss)	$(51,409)	$27,415

Net income per common share, basic and diluted	$0.06	$0.10

Basic weighted average shares outstanding	401,422	195,880
Diluted weighted average shares outstanding	402,960	196,068
Cash dividends declared per common share	$0.03	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Unaudited

	Nine Months Ended September 30,
	2002	2001
	(in thousands, except per share)
		(as restated)
Sales and other income
Sales—gold	$1,789,579	$1,215,795
Sales—base metals, net	46,644	—
Royalties	22,902	447
Gain on sale of marketable securities of Lihir	47,298	—
Dividends, interest, foreign currency exchange and other income	23,536	3,140

	1,929,959	1,219,382

Costs and expenses
Costs applicable to sales—gold	1,104,818	808,651
Costs applicable to sales—base metals	29,572	—
Depreciation, depletion and amortization	387,726	222,475
Exploration and research	55,711	43,463
General and administrative	78,709	44,552
Interest, net of capitalized interest of $3,912 and $9,523, respectively	99,320	71,357
Merger and restructuring	—	60,510
Other	11,873	8,203

	1,767,729	1,259,211

Operating income (loss)	162,230	(39,829)
Gain (loss) on derivative instruments	(14,338)	1,797

Pre-tax income (loss) before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle	147,892	(38,032)
Income tax (expense) benefit	(44,280)	8,994
Minority interest in income of affiliates	(54,760)	(43,281)
Equity income of affiliates	34,024	20,731

Net income before cumulative effect of a change in accounting principle	82,876	(51,588)
Cumulative effect of a change in accounting principle, net of tax of $4,147 (Note 1)	7,701	—

Net income (loss)	$90,577	$(51,588)
Preferred stock dividend	(3,738)	(5,607)

Net income (loss) applicable to common shares	$86,839	$(57,195)

Net income (loss)	$90,577	$(51,588)
Other comprehensive income (loss), net of tax	(17,737)	12,088

Comprehensive income (loss)	$72,840	$(39,500)

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.22	$(0.29)
Cumulative effect of a change in accounting principle per common share, basic and diluted	0.02	—

Net income (loss) per common share, basic and diluted	$0.24	$(0.29)

Basic weighted average shares outstanding	360,577	194,720
Diluted weighted average shares outstanding	362,023	194,720
Cash dividends declared per common share	$0.09	$0.09

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2002	December 31, 2001
	(in thousands)
		(as restated)
ASSETS
Cash and cash equivalents	$292,148	$149,431
Short-term investments	15,418	8,185
Accounts receivable	39,041	19,088
Inventories	522,042	384,202
Marketable securities of Lihir	—	66,918
Current portion of capitalized mining costs	44,013	71,486
Prepaid taxes	36,874	29,229
Current portion of deferred income tax assets	33,756	12,848
Other current assets	113,555	42,780

Current assets	1,096,847	784,167
Property, plant and mine development, net	4,190,694	2,116,206
Investments	1,019,002	552,492
Capitalized mining costs	18,859	20,145
Long-term inventory	89,832	92,689
Derivative instruments	3,889	2,621
Intangible assets	45,997	—
Deferred income tax assets	499,768	398,391
Other long-term assets	140,128	100,189
Goodwill	2,568,935	—

Total assets	$9,673,951	$4,066,900

LIABILITIES
Current portion of long-term debt	$100,931	$192,151
Accounts payable	124,896	80,884
Current portion of deferred income tax liabilities	14,589	7,914
Derivative instruments	65,034	1,331
Other accrued liabilities	325,799	212,734

Current liabilities	631,249	495,014
Long-term debt	1,725,428	1,234,718
Reclamation and remediation liabilities	260,287	176,934
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	391,748	4,559
Deferred income tax liabilities	545,646	135,134
Employee related benefits	162,938	156,896
Other long-term liabilities	197,299	88,661

Total liabilities	3,968,436	2,345,757

Commitments and contingencies (Notes 6, 8 and 15)
Minority interest in affiliates	330,399	251,726

STOCKHOLDERS’ EQUITY
Convertible preferred stock	—	11,500
Common stock	559,734	313,881
Additional paid-in capital	5,060,613	1,458,369
Accumulated other comprehensive loss	(27,185)	(9,448)
Retained deficit	(218,046)	(304,885)

Total stockholders’ equity	5,375,116	1,469,417

Total liabilities and stockholders’ equity	$9,673,951	$4,066,900

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOW
Unaudited

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
		(as restated)
Operating activities:
Net income (loss)	$90,577	$(51,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	387,726	222,475
Amortization of capitalized mining costs, net	28,760	19,389
Deferred tax benefit	(24,170)	(37,610)
Foreign currency exchange (gain) loss	(9,990)	5,283
Minority interest, net of dividends	50,760	38,082
Undistributed earnings of affiliates	(24,399)	(20,731)
Cumulative effect of change in accounting principle, net	(7,701)	—
Gain on sale of marketable securities of Lihir	(47,298)	—
Noncash merger and restructuring expenses	—	14,667
Gain on sale of assets and other	(5,916)	(7,592)
(Increase) decrease in operating assets:
Accounts receivable	17,765	(2,502)
Inventories	(6,240)	49,402
Other assets	49,013	21,785
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(27,272)	(41,562)
Other liabilities	(26,471)	13,531

Net cash provided by operating activities	445,144	223,029

Investing activities:
Additions to property, plant and mine development	(238,171)	(318,067)
Proceeds from sale of short-term investments	407,443	—
Proceeds from sale of marketable securities of Lihir	84,002	—
Proceeds from settlement of cross currency swaps	50,816	—
Net cash effect of acquisitions	(88,114)	—
Repayments from (advances to) joint ventures and affiliates	(24,750)	8,780
Proceeds from asset sales and other	18,459	2,073

Net cash provided by (used in) investing activities	209,685	(307,214)

Financing activities:
Repayment of short-term debt	—	(10,000)
Proceeds from long-term debt	493,371	1,013,550
Repayment of long-term debt	(1,026,858)	(931,196)
Dividends paid on common and preferred stock	(37,931)	(23,219)
Decrease in restricted cash	—	40,000
Proceeds from stock issuances	67,964	5,366
Other	(4)	479

Net cash provided by (used in) financing activities	(503,458)	94,980

Effect of exchange rate changes on cash	(8,654)	2,163

Net change in cash and cash equivalents	142,717	12,958
Cash and cash equivalents at beginning of period	149,431	77,558

Cash and cash equivalents at end of period	$292,148	$90,516

Supplemental information:
Interest paid, net of amounts capitalized of $3,912 and $9,523, respectively	$95,624	$65,389
Income taxes paid, net of refunds	$65,920	$56,379

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Preparation of Financial Statements and Supplemental Accounting Policy Information

These unaudited interim consolidated financial statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included, including adjustments designed to capture the anticipated restatements described below. Numbers included have been restated to reflect the necessary adjustments. These adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the consolidated financial statements of Newmont included in its 2001 Annual Report on Form 10-K and information on Form 8-K dated February 15, 2002, including Amendment No.1, filed on April 16, 2002, as well as any subsequent amendments to the Form 10-K and the Form 8-K.

The preparation of Newmont’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which Newmont’s financial position and results of operations depends are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, Newmont’s ability to renew the mining leases upon which certain of those reserves are located, and/or assumptions of future gold prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which depreciation and amortization are charged to earnings. As noted above, commodity prices significantly affect Newmont’s profitability and cash flow. In addition, management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties as described below. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

On February 13, 2002, Newmont stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions described below and to create a flexible corporate structure. Newmont merged with an indirect, wholly-owned subsidiary that resulted in Newmont (or “Old Newmont”) becoming a direct, wholly-owned subsidiary of a newly formed holding company. The new holding company, previously a direct, wholly-owned subsidiary of Old Newmont, was renamed Newmont Mining Corporation. There was no impact to the Consolidated Financial Statements of Newmont as a result of this restructuring and former stockholders of Old Newmont became stockholders of the new holding company. Old Newmont was subsequently renamed Newmont USA Limited.

Restatements

As further discussed in Note 16, Newmont has determined that certain adjustments are required to the Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2001 and at December 31, 2001. Overall the adjustments reduced net income in the third quarter of 2001 by $2.8 million, or $0.01 per share, and increased the net loss for the nine months ended September 30, 2001 by $6.1 million, or $0.03 per share. The adjustments also increased the retained deficit of the Company at December 31, 2001 by $13.0 million. These adjustments were necessary (i) to account for a prepaid forward sales contract and a forward purchase contract as a single borrowing; (ii) to correct depreciation rates on certain mining assets at the

Company’s subsidiary, Minera Yanacocha; and (iii) to record the impact in the Company’s investment in Batu Hijau, accounted for under the equity method, for incorrectly including non-reserve material in its depreciation calculations. See Note 16 for a detailed description of the effects of this restatement.

Newmont will also restate the Financial Statements contained in its previously filed Amendment No. 1 to the March 31, 2002 Form 10-Q/A, the June 30, 2002 Form 10-Q and the December 31, 2001 Form 10-K to reflect the restatement adjustments discussed in Note 16. All December 31, 2001 comparative financial information contained in this Form 10-Q is considered unaudited until such amendments are filed in the fourth quarter of 2002.

Mining Costs

In general, mining costs are charged to Costs applicable to sales as incurred. However, certain mining costs associated with open-pit deposits that have diverse grades and waste-to-ore ratios over the mine life are deferred. These mining costs are incurred on mining activities that are normally associated with the removal of waste rock at open-pit mines and which is commonly referred to as “deferred stripping.” Amortization, which is calculated using the unit-of-production method based on estimated recoverable ounces of proven and probable gold reserves, is charged to operating costs as gold is produced and sold, using a stripping ratio calculated as the ratio of total tons to be moved to total gold ounces to be recovered over the life of the mine, and result in the recognition of the costs of these mining activities over the life of the mine as gold is produced and sold. The application of the accounting for deferred stripping costs and the resulting differences in timing between costs capitalized and amortization generally results in an asset on the balance sheet (capitalized mining costs), although it is possible that a liability could arise if amortization exceeds costs capitalized.

Historically, Newmont classified capitalized mining costs as a component of Property, Plant and Mine Development on the Consolidated Balance Sheets. Effective January 1, 2002, Newmont began classifying these costs as separate line items, Capitalized mining costs and Current portion of capitalized mining costs, on the Consolidated Balance Sheets. Total capitalized mining costs as of September 30, 2002 were $62.9 million, including current portion of $44.0 million. Total capitalized mining costs as of December 31, 2001 of $91.6 million, including current portion of $71.5 million, have been reclassified to conform to the current period’s presentation. In addition, Newmont has historically classified additions to capitalized mining costs as a component of Additions to property, plant and mine development in Investing activities in the Statements of Consolidated Cash Flows. At June 30 2002, Newmont also began classifying additions to capitalized mining costs as a component of Amortization of capitalized mining costs, net in Operating activities in the Statements of Consolidated Cash Flows. Additions to capitalized mining costs for the nine months ended September 30, 2002 were $13.5 million. Additions to capitalized mining costs for the nine months ended September 30, 2001 in the amount of $11.3 million have been reclassified to conform to the current period’s presentation. The foregoing changes, which have no impact to reported earnings, have been made to more accurately reflect the operating nature of the deferred stripping method.

The average remaining life of the open-pit mine operations where the Company capitalizes mining costs is six years, which represents the time period over which the capitalized mining balance will be amortized. The amortization of these capitalized costs is reflected in the income statement in a pro-rata manner over the remaining life of the open-pit mine operations so that no unamortized balance remains at mine closure. Cash flows from the Company’s individual mining operations are reviewed regularly, and at least annually, for the purpose of assessing whether any write downs to the capitalized mining cost balances are required.

The life-of-mine weighted average waste-to-ore ratio is calculated based on tons mined during the period and is calculated as the ratio of waste tons mined to total ore tons mined. For the three-month periods ended September 30, 2002 and 2001, the waste-to-ore ratio was 1.02 to 1 and 1.32 to 1, respectively, and for the nine- month periods ended September 30, 2002 and 2001 the waste-to-ore ratio was 1.20 to 1 and 1.56 to 1, respectively. The decrease in the waste-to-ore ratios for the comparative three and nine month periods ended September 30, 2002 and 2001, respectively, resulted primarily from an increase in ore tons mined at Minera Yanacocha.

Significant payments related to the acquisition of land and mineral rights are capitalized. The recoverability of the cost of land and mineral rights is significantly impacted by exploration drilling results. The length of time between the acquisition of land and mineral rights and the time when management performs its exploration work will vary depending on the prioritization of the Company’s exploration projects and the magnitude of its exploration budget. Management reviews the carrying values of land and mineral rights at least annually and when events or changes in circumstances indicate that the carrying values may not be recoverable. If a mineable ore body is discovered, such costs are amortized when production begins using the unit-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

Change In Accounting Policy—Property, Plant and Mine Development, Net

During the third quarter, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of property, plant and mine development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its depreciation calculations at certain of its underground mining operations. In addition, Newmont further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change through December 31, 2001 increased net income by $7.7 million, net of tax of $4.1 million, and increased earnings per basic and diluted common share by $0.02 per share.

The effect of the change was to reduce DD&A expense by $1.6 million, $2.4 million and $0.5 million in the first, second and third quarters of 2002, respectively. The effect of the change to net income was an increase of $1.0 million, $1.6 million and $0.3 million in the first, second and third quarters of 2002, respectively. On a pro forma basis, the effect of the change was to reduce DD&A expense by $0.6 million and $0.3 million in the first and third quarters of 2001, respectively, and to increase DD&A expense by $0.6 million in the second quarter of 2001. The pro forma effect of the change to net income was an increase of $0.4 million and $0.2 million in the first and third quarters of 2001, respectively, and a decrease to net income of $0.4 million in the second quarter of 2001. There was no pro forma impact to earnings per share in any of the periods.

Newmont’s revised Property, plant and mine development accounting policy is as follows:

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are depreciated using the unit-of-production depreciation method over the estimated life of the ore body based on proven and probable reserves. At the Company’s surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body during the development stage of the project. At the Company’s underground mines, these costs include the cost of building of access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development. To the extent that these costs benefit the entire ore body, they are depreciated on a units-of-production basis over the estimated life of the ore body based on proven and probable reserves. Costs incurred to access specific ore blocks or areas that only provide benefit of access to that area are depreciated over the proven and probable reserves of the specific ore area.

Major development costs incurred after the commencement of production, are capitalized as incurred and are depreciated using the unit-of-production depreciation method based on proven and probable reserves.

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

Foreign Currency Translation

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Stockholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in Dividends, interest, foreign currency exchange and other income. References to “A$” refers to Australian currency, and “$” or “US$”, to United States currency.

(2)    Acquisitions of Normandy and Franco-Nevada

In November 2001, Newmont announced proposed acquisitions of Normandy Mining Limited (“Normandy”), an Australian company, and Franco-Nevada Mining Corporation Limited (“Franco-Nevada”), a Canadian company. On February 16, 2002, Newmont completed the acquisition of Franco-Nevada pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy through an off-market bid for all of the ordinary shares in the capital of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received binding tenders for more than 50% of the shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying financial statements from February 16, 2002 forward. On February 26, 2002, when the off-market bid for Normandy expired, Newmont had a relevant interest in more than 96% of Normandy’s outstanding shares. Newmont exercised its compulsory acquisition rights under Australian law to acquire the remaining shares of Normandy in April 2002.

Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depository receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia. Pursuant to a Canadian Plan of Arrangement, Newmont acquired Franco-Nevada in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common), for each common share of Franco-Nevada.

The exchangeable shares are substantially equivalent to Newmont common shares. The purchase price for these acquisitions totaled $4.4 billion, composed of 197.4 million Newmont shares (or share equivalents), $462.1 million in cash and approximately $90 million of direct costs. The value of Newmont shares (or share equivalents) was $19.01 per share based on the average market price of the shares over the two-day period before and after January 2, 2002, the last trading day before the final and revised terms for the acquisitions were announced.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” the acquisitions were accounted for using the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill was preliminarily assigned to specific reporting units. Goodwill and other identifiable intangibles not subject to amortization will be reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The following reflects the preliminary purchase allocation for the acquisition of 100% of Normandy (in millions, except per share data; unaudited):

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

The following table reflects the preliminary purchase allocation for the acquisition of Franco-Nevada (in millions, except per share data; unaudited):

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

For information purposes only, the following unaudited pro forma data reflect the consolidated results of operations of Newmont as if the acquisitions of Normandy and Franco-Nevada had taken place on January 1, 2001 and 2002, respectively, (in millions, except per share data):

	Nine months ended
	September 30, 2002	September 30, 2001
	(unaudited)
		(restated)
Sales and other income	$2,085.3	$1,931.4
Net loss applicable to common shares	$(52.3)	$(136.1)
Basic and diluted loss per common share	$(0.13)	$(0.35)

Basic and diluted weighted average common shares outstanding	$396.5	$392.0

On a pro forma basis during the first nine months of 2002 and 2001, the net loss reflects mark-to-market losses on derivative instruments totaling $174.7 million and $132.3 million, respectively, net of tax. The above pro forma amounts do not include the application of hedge accounting prior to the acquisition to significant portions of acquired derivative instruments as hedge accounting documentation was not in place during these periods. The net loss for the first nine months of 2001 includes $43.7 million of expenses, net of tax, associated with Newmont’s merger with Battle Mountain Gold Company (“Battle Mountain”). The pro forma information is not indicative of the results of operations that would have occurred had the acquisitions been consummated on January 1, 2001 and 2002, respectively. The information is not indicative of the combined Company’s future results of operations.

As part of the purchase of Normandy and Franco-Nevada during the first nine months of 2002, Newmont acquired identifiable intangible assets, other than goodwill, of $46.0 million, primarily for exploration properties. These intangible assets are not subject to amortization and will be tested for impairment at least annually.

The allocation of goodwill to reporting units is preliminary and is expected to be finalized by the end of 2002; therefore, the final allocation could differ from the preliminary allocation. Changes in the carrying amount of goodwill by reporting unit during the first nine months of 2002 are summarized in the following table (in millions, and unaudited):

	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Preliminary purchase price allocation	252.6	—	252.6	—	—	—
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at March 31, 2002	$252.6	$—	$252.6	$—	$—	$—
Preliminary purchase price allocation for compulsory acquisition of Normandy	9.8	—	9.8	—	—	—
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at June 30, 2002	$262.4	$—	$262.4	$—	$—	$—

Balance at September 30, 2002	$262.4	$—	$262.4	$—	$—	$—

	Pajingo	Other Australia	Total Australia	Zarafshan-Newmont	Other International Operations	Total Gold
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Preliminary purchase price allocation	75.2	601.1	676.3	—	288.7	1,217.6
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at March 31, 2002	$75.2	$601.1	$676.3	$—	$288.7	$1,217.6
Preliminary purchase price allocation for compulsory acquisition of Normandy	3.3	26.5	29.8	—	14.5	54.1
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at June 30, 2002	$78.5	$627.6	$706.1	$—	$303.2	$1,271.7

Balance at September 30, 2002	$78.5	$627.6	$706.1	$—	$303.2	$1,271.7

	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2002	$—	$—	$—	$—	$—
Preliminary purchase price allocation	159.0	—	1,130.3	—	2,506.9
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at March 31, 2002	$159.0	$—	$1,130.3	$—	$2,506.9
Preliminary purchase price allocation for compulsory acquisition of Normandy	7.9	—	—	—	62.0
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at June 30, 2002	$166.9	$—	$1,130.3	$—	$2,568.9

Balance at September 30, 2002	$166.9	$—	$1,130.3	$—	$2,568.9

(3)    Inventories

	At September 30, 2002	At December 31, 2001
	(unaudited and in thousands)
Current:
Ore and in-process inventories	$365,106	$280,419
Precious metals	49,714	10,302
Materials and supplies	107,112	92,556
Other	110	925

	$522,042	$384,202

Long-term:
Ore in stockpiles	$89,832	$92,689

(4)    Property, Plant and Mine Development

	At September 30, 2002			At December 31, 2001
	Cost	Accumulated Depreciation, Depletion and Amortization	Net Book Value	Cost	Accumulated Depreciation, Depletion and Amortization	Net Book Value
	(unaudited and in thousands)
					(restated)
Land and Mineral Claims
Mining:
Producing property
Net smelter returns	$243,079	$(8,022)	$235,057	$—	$—	$—
Net profit interest	57,699	(970)	56,729	—	—	—
Working interest	1,486,616	(228,211)	1,258,405	281,359	(166,259)	115,100

	1,787,394	(237,203)	1,550,191	281,359	(166,259)	115,100

Non-producing property
Net smelter returns	12,367	—	12,367	—	—	—
Net profit interest	—	—	—	—	—	—
Working interest	—	—	—	—	—	—

	12,367	—	12,367	—	—	—

Total land and mineral claims	1,799,761	(237,203)	1,562,558	281,359	(166,259)	115,100

Oil and gas
Producing property
Net refining returns	50,947	(3,357)	47,590	—	—	—
Working interest	24,022	(762)	23,260	—	—	—

	74,969	(4,119)	70,850	—	—	—
Non-producing property
Net refining returns	13,008	—	13,008	—	—	—
Working interest	4,747	—	4,747	—	—	—

	17,755	—	17,755	—	—	—

Total oil and gas	92,724	(4,119)	88,605	—	—	—

	1,892,485	(241,322)	1,651,163	281,359	(166,259)	115,100

Buildings and equipment	3,942,031	(2,298,121)	1,643,910	3,491,231	(2,068,149)	1,423,082
Mine development	1,340,237	(631,920)	708,317	1,054,725	(574,555)	480,170
Construction-in-progress	187,304	—	187,304	97,854	—	97,854

Total	$7,362,057	$(3,171,363)	$4,190,694	$4,925,169	$(2,808,963)	$2,116,206

(5)    Investments

	At September 30, 2002	At December 31, 2001
	(unaudited and in thousands)
Investments in affiliates:
Batu Hijau	$603,037	$552,492
TVX Newmont Americas	168,564	—
Echo Bay Mines	109,796	—
Australian Magnesium Corporation	33,526	—
Australian Gold Refinery	11,213	—

	926,136	552,492

Other:
Infrastructure bond	92,866	—

	$1,019,002	$552,492

Investments in Affiliated Companies

Batu Hijau

Newmont has an indirect 45% interest in P.T. Newmont Nusa Tenggara (PTNNT), the owner of the Batu Hijau copper/gold mine in Indonesia, through its 56.25% interest in the Nusa Tenggara Partnership (NTP) which owns 80% of PTNNT. The equity investment in Batu Hijau was $603.0 million and $552.5 million at September 30, 2002 and December 31, 2001, respectively, based on accounting principles generally accepted in the U.S. Differences between 56.25% of NTP’s net assets and Newmont’s investment include (i) $197.8 million for the fair market value adjustment recorded by NTP in conjunction with Newmont’s initial contribution, (ii) $30.5 million for intercompany charges, (iii) $110.5 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, and (iv) $139.8 million for contributions recorded by Newmont that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. (See Note 14 for a description of Newmont’s equity income (loss) in Batu Hijau, where the net income (loss) reflects the elimination of interest between PTNNT and NTP).

PTNNT’s senior debt $1.0 billion project financing facility was guaranteed by Newmont and its partner until project completion tests were met in October 2000, at which time such debt became non-recourse to Newmont. Scheduled repayments of this debt are in semi-annual installments of $43.4 million through November 2010, and $22.1 million from May 2011 through November 2013.

On May 9, 2002, PTNNT completed a restructuring of its $1.0 billion project financing facility that provides PTNNT the capability to defer up to a total of $173.5 million in principal payments scheduled for 2002 and 2003. Any deferred principal amounts will be repaid between 2004 and 2010. Under this restructuring, PTNNT is not permitted to pay dividends or make other restricted payments to NTP’s partners as long as any amount of deferred principal is outstanding. However, there is no restriction on prepaying any of the deferred principal amounts. Amounts outstanding under the project financing facility total $913.3 million at September 30, 2002.

Newmont and its partner provide a contingent support line of credit to PTNNT. During the first nine months of 2002, Newmont funded $24.8 million under this contingent support facility as its pro-rata share for capital expenditures. Additional support from NTP’s partners available under this facility amounts to $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

Following is NTP summarized financial information based on U.S. generally accepted accounting principles:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited and in thousands)
Revenues, net of smelter and refining costs	$95,922	$102,354	$261,910	$278,885
Revenues from by-product sales credited to production costs	$53,837	$52,027	$113,311	$115,100
Net income (loss) (1)	$16,051	$17,789	$20,944	$(2,513)

	At September 30, 2002	At December 31, 2001
	(unaudited and in thousands)
Current assets	$274,523	$164,723
Property, plant and mine development, net (1)	$1,887,608	$1,948,072
Other assets (1)	$266,144	$248,177
Debt and related interest to partners and affiliate	$258,583	$254,891
Other current liabilities	$190,740	$201,884
Long-term debt-third parties (including current portion)	$935,771	$935,771
Other liabilities	$59,249	$55,130

(1)	As restated. See Note 16.

The Batu Hijau operation produces a metal concentrate, which contains payable copper and gold and minor values of payable silver. PTNNT has entered into long-term contracts for the sale of these metal concentrates with highly reputable refiners in Japan, Korea, Australia, China (“Non-European Refiners”) and Europe (“European Refiners”). In accordance with the contracts, title to the concentrates and the risk of loss are passed to the buyer when the concentrates are moved over the vessel’s rail at the Port (loading Port for Non-European Refiners and unloading Port for European Refiners). The contract terms provide that 90% of a provisional sales price, which is calculated in accordance with terms specified in the individual contracts based on an initial assay and weight certificate, is collected within three business days after the concentrates arrive at the smelter (“final delivery”). Factors entering into the calculation of the provisional sales price are (1) metals prices, pursuant to the terms of related contracts, calculated using quoted London Metals Exchange (“LME”) prices for the second calendar week prior to shipment and (2) treatment and refining charges. The balance of the sales price is received at final settlement and is based on final assays and weights, and final metal prices during the respective metal quotational periods. The quotational period for copper is the average LME price in the third month following the month of final delivery. The quotational period for gold and silver is the average LME price in the month of shipment. Final delivery to Non-European Refiners and European Refiners takes approximately 14 days and 30 days, respectively. The majority of the Batu Hijau concentrates are shipped to Non-European Refiners. Accordingly, the time between initial recording of revenue and final settlement averages approximately three and one-half months but could be as long as four months.

In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), certain conditions must be met prior to recognizing revenue. These conditions are persuasive evidence of a contract exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. In accordance with SAB 101, PTNNT recognizes metal sales revenues following: (1) the passage of title after the loading or unloading of the concentrates, (2) issuance of an initial assay and weight certificate, and (3) issuance of a provisional invoice. At this point in time, the sales price is determinable since it is based on defined contract terms, initial assays are available, and it can be reasonably estimated by reference to published price indices on actively and freely traded commodity exchanges. Additionally, there is no significant uncertainty as to collectability given that all of the refiners are of high-credit quality and that 90% of the provisional price is paid within 3 days of final delivery at the refiner.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the forward price for the estimated month of final settlement and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificate. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice. For the nine months ended September 30, 2002 and 2001, PTNNT had recorded revenues of $85 million and $71 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 2.8% and (3.9%) for the nine months ended September 30, 2002 and 2001, respectively. The average price adjustment for gold was 1.3% and (0.2%) for the nine months ended September 30, 2002 and 2001, respectively.

PTNNT’s sales based on a provisional sales price contain an embedded derivative which is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period prior to final settlement. At September 30, 2002, PTNNT had consolidated embedded copper derivatives on 129 million pounds recorded at an average price of $0.66 per pound. These derivatives are expected to be finally priced during the fourth quarter of 2002. A one-cent movement in the average price used for these derivatives will have an approximate $1.3 million impact on PTNNT’s 2002 net income.

PTNNT previously marked to market its provisional sales based on the month end spot prices. Effective January 1, 2002, PTNNT changed its methodology to mark to market its provisional sales based on the forward price for the estimated month of settlement. This change in methodology did not have a material effect on net income for the nine months ended September 30, 2002.

Revenue from the sale of by-products is credited to costs applicable to sales in the determination of net income for each period presented. These by-product commodities, gold and silver, represented 56% and 51% of revenues and reduced production costs by 72% and 61% for the three-month periods ended September 30, 2002 and 2001, respectively, and 43% and 41% of revenues and reduced production costs by 57% and 49% for the nine-month periods ended September 30, 2002 and 2001, respectively. Gold and silver revenues, which are recorded as by-product credits, are significant to the economics of the Batu Hijau operations. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

PTNNT does not acquire, hold or issue financial instruments for trading or speculative purposes. Financial instruments are used to manage certain market risks resulting from fluctuations in commodity prices (such as copper and diesel fuel) and foreign currency exchange rates. Copper is an internationally traded commodity, and its prices are effectively determined by the LME. On a limited basis, PTNNT hedges sales commitments by entering into copper swap contracts. These swap contracts are generally settled against the LME average monthly price in accordance with the terms of the contracts. Currently, PTNNT has put in place derivative instruments against the price of copper, Australian dollar and some of its diesel purchases. The derivative instruments on the Australian dollar relate to Australian denominated purchases.

Consistent with the contracts described above, PTNNT entered into a series of copper hedging transactions that were completed by September 30, 2002.

The outstanding Australian dollar contracts at September 30, 2002 in the amount of US$0.8 million (A$1.5 million) were settled in October 2002.

PTNNT entered into two diesel hedging contracts for 360,000 barrels each at a fixed price of US$27.39 per barrel and US$27.98 per barrel, respectively. Each of these contracts covers purchases of 15,000 barrels monthly and will expire in August and September of 2003, respectively. Each contract is settled monthly. At September 30, 2002, 345,000 barrels are outstanding for these contracts.

TVX Newmont Americas

Newmont has a 49.9% interest in TVX Newmont Americas. The principal assets of TVX Newmont Americas are interests in the following operating gold mines in South America and Canada:

Mine	Interest of TVX Newmont Americas	Location
Paracatu	49%	Brazil
Crixas	50%	Brazil
La Coipa	50%	Chile
Musselwhite	31.9%	Canada
New Britannia	50%	Canada

Echo Bay Mines Ltd.

Newmont obtained a 48.8% interest in Echo Bay through its acquisition of Franco-Nevada in February 2002. Franco-Nevada purchased capital securities debt obligations of Echo Bay with face value of $72.4 million in June 2001. In January 2002, $4.6 million of these capital securities debt obligations were sold. Newmont acquired Franco-Nevada’s remaining holdings of Echo Bay’s capital securities debt obligations in connection with Newmont’s acquisition of Franco-Nevada. Subsequent to this acquisition, an agreement was reached with Echo Bay and the capital securities holders to exchange the capital securities debt obligations for common stock of Echo Bay. This exchange of capital securities debt obligations for common stock occurred on April 3, 2002 and resulted in Newmont Mining Corporation of Canada Limited (a wholly-owned subsidiary of Newmont Mining Corporation) owning 48.8% of Echo Bay which decreased to 45.3% at September 30, 2002 as a result of equity issuances by Echo Bay. From April 3, 2002, Newmont Mining Corporation of Canada Limited has accounted for its investment in Echo Bay under the equity method.

Newmont has agreed to support the proposed combination announced in June 2002 of Kinross Gold Corporation, TVX Gold Inc. and Echo Bay Mines Ltd. The proposed combination will include the exchange of Newmont’s 49.9% interest in TVX Newmont Americas for $180 million and the exchange of Newmont’s 48.8% interest in Echo Bay for an approximate interest of 14% in the new Kinross. The transaction is subject to regulatory and shareholder approvals by Kinross, TVX Gold Inc. and Echo Bay, and we expect it to close in the fourth quarter of 2002 or first quarter of 2003. We are currently evaluating the expected financial statement impact of the transaction.

Australian Magnesium Corporation

Newmont has a 22.8% voting interest in Australian Magnesium Corporation (“AMC”), which raised equity to support the development of a project involving a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys. Newmont has an obligation to contribute to AMC A$100 million (approximately $54 million) in equity by January 31, 2003. Newmont is guarantor of AMC’s subsidiary, QMC Finance Pty. Limited’s (“QMC”), A$71 million (approximately $39 million) corporate facility. Newmont provided an A$90 million (approximately $49 million) contingency equity commitment in the event the project does not achieve certain specified production and operating criteria by December 2006, which commitment is being renegotiated to provide for an A$75 million convertible debt and equity facility. Newmont has also guaranteed a $30 million obligation payable by AMC to Ford Motor Company in the event the project does not meet certain specified production and operating criteria by November 2005.

A series of foreign exchange contracts have been entered into by QMC. All obligations related to these contracts have been guaranteed by Newmont Australia and certain of its wholly-owned subsidiaries. These contracts are designed to convert the receipt of Euro dollars and US$ revenue from the sale of magnesium into A$ cash flows to cover A$ operating costs and the servicing of A$ denominated debt. The contracts include foreign exchange forward contracts and bought put options.

(6)    Long-Term Debt

A summary of Newmont’s debt is as follows:

	September 30, 2002	December 31, 2001
	(unaudited and in thousands)
Sale-leaseback of refractory ore treatment plant	$307,880	$318,092
8.375% debentures, net	204,860	200,583
8.625% notes (2002)	—	150,000
8.625% notes, due April 1, 2011, net	277,961	272,386
6% convertible subordinated debentures	99,980	99,980
Newmont Australia 7.625% notes, net	152,750	—
Newmont Australia 7.5% notes, net	101,890	—
Newmont Yandal 8.875% notes, net	237,220	—
Medium-term notes	32,000	32,000
Newmont Australia infrastructure bonds	96,170	—
Prepaid forward sales obligation (1)	145,000	145,000
Project financings	181,211	208,240
Interest rate swaps	(10,563)	588

	1,826,359	1,426,869
Current maturities	(100,931)	(192,151)

	$1,725,428	$1,234,718

(1)	As restated. See Note 16.

Scheduled minimum long-term debt repayments are $22 million for the remainder of 2002, $79 million in 2003, $166 million in 2004, $494 million in 2005, $95 million in 2006, $71 million in 2007 and $899 million thereafter.

In April 2002, Newmont repaid its $150 million 8.625% notes. In May 2002, Newmont repaid the $170.6 million outstanding under the A$490 million committed revolving multi-option facility, closed it, and increased the Newmont $600 million facility to $750 million, with the addition of a $150 million Australian bank tranche. In 1998, Newmont Australia issued guaranteed $100 million seven year notes at 7.5% interest and $150 million ten year notes at 7.625% interest. Interest is paid semi-annually. At September 30, 2002, Newmont Australia had $48 million of debt outstanding for project financing.

In March 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of the outstanding 8.875% Senior Notes due 2008 of Newmont Yandal Operations Limited (“Newmont Yandal”), an indirect wholly-owned subsidiary of Newmont. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between Newmont Yandal and The Bank of New York, as Trustee. The Indenture requires that Newmont Yandal, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture can be read to the contrary, Newmont took the position that a Change of Control occurred on February 20, 2002 when Newmont acquired control of Normandy. The

Indenture provides that Newmont Yandal is not required to make the Change of Control Offer if a third party makes the offer. Newmont’s offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to Newmont Yandal. The Change of Control Offer was open until May 14, 2002 and resulted in redemption of $62.8 million of the outstanding notes.

In July 1999, Newmont entered into a prepaid forward sales contract (“Prepaid Forward”) under which it agreed to sell 483,333 ounces of gold to be delivered in June of each of 2005, 2006 and 2007 in annual installments of 161,111 ounces. The Prepaid Forward also included semi-annual delivery requirements of 17,951 ounces of gold, beginning June 2000 through June 2007 for a total delivery obligation over the life of the contract of 752,598 ounces. The Company received net proceeds from this transaction of $137.2 million ($145.0 million of gross proceeds before transaction costs of $653,000 and the purchase of a $7.1 million surety bond) that was recorded as deferred revenue, included in the long-term liabilities section of the balance sheet and was to be recognized into income incrementally when the 161,111 ounce annual gold deliveries were made in 2005, 2006 and 2007. At the time the Company entered into the Prepaid Forward, it also entered into a forward gold purchase contract (“Forward Purchase”), with the same counterparty, to hedge the price risk with respect to the Semi-Annual Delivery Requirements. The Forward Purchase provides for semi-annual purchases of 17,951 ounces of gold on each semi-annual delivery date under the Prepaid Forward at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007. On each semi-annual delivery date, the ounces purchased under the Forward Purchase were delivered in satisfaction of the Company’s delivery requirements under the Prepaid Forward. As discussed in Note 16, Newmont determined that the accounting treatment for this transaction required correction as the contract did not meet the technical criteria necessary to be accounted for in the manner reflected in the historical financial statements. To properly account for the transaction, the Company’s long-term debt was increased by $145.0 million as the Prepaid Forward and related Forward Purchase are treated under a financing accounting model and accounted for as a single borrowing of $145 million in July 1999, with interest accruing, based on an effective interest rate recognized over the full term of the borrowing. See Note 16 for a complete description of the accounting for the transaction and resulting restatement.

(7)    Sales Contracts, Commodity and Derivative Instruments

Newmont generally sells production at spot market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of acquisition, Normandy and its affiliates had a substantial derivative instrument position. Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties.

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

Gold Commodity Contracts

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate at September 30, 2002 of US$0.54 per A$1. For all floating rate instruments, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments. Floating put option valuations include a deferred premium cost which is payable in gold ounces upon expiration of the options.

For the nine months ended September 30, 2002, a net loss of $2.6 million was included in income for the ineffective portion of derivative instruments designated as cash flow hedges and a net loss of $11.7 million for the change in fair value of gold commodity contracts that do not qualify as hedges (included in Gain (loss) on derivative instruments). The amount to be reclassified from Other comprehensive income (“OCI”) to income for derivative instruments during the next 12 months is a debit of approximately $0.4 million. The maximum period over which hedged forecasted transactions are expected to occur is 9.2 years.

Gold Forward Sales Contracts

Newmont had the following gold forward sales contracts at September 30, 2002 (unaudited):

Gold Forward Sales Contracts:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
	2002	2003	2004	2005	2006	Thereafter		US$ (000)
(A$ Denominated)
Fixed Forwards:
Ounces	272	1,161	1,060	227	52	26	2,798	$(137,050)
Average price	$313	$288	$288	$282	$255	$244	$289
Floating Rate Forwards:
Ounces	7	16	—	61	231	140	455	$(30,041)
Average price	$333	$333	$—	$319	$329	$338	$331
Synthetic Forwards:
Ounces	—	39	80	80	80	160	439	$(31,245)
Average price	$—	$301	$293	$293	$293	$293	$294
Total:
Ounces	279	1,216	1,140	368	363	326	3,692	$(198,336)
Average Price	$313	$289	$288	$291	$310	$308	$295

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

Gold Put Option Contracts

Newmont had the following gold put option contracts outstanding at September 30, 2002 (unaudited):

Put Option Contracts:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
	2002	2003	2004	2005	2006	Thereafter		US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	52	209	203	205	100	20	789	$(4,145)
Average price	$292	$292	$292	$292	$338	$397	$301
A$ Denominated Fixed Purchased Puts:
Ounces	37	91	88	49	—	—	265	$(3,776)
Average price	$292	$300	$305	$296	$—	$—	$300
A$ Denominated Floating Purchased Puts:
Ounces	16	16	—	207	69	287	595	$(11,439)
Average price	$304	$304	$—	$319	$329	$330	$325
Total:
Ounces	105	316	291	461	169	307	1,649	$(19,359)
Average Price	$294	$295	$296	$305	$334	$334	$309

Notes:    Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges. Floating forward purchased put option contracts provide for a variable gold lease rate component in the strike price. These options are accounted for as cash flow hedges.

Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at September 30, 2002 (unaudited):

Convertible Put Options and Other Instruments:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
	2002	2003	2004	2005	2006	Thereafter		US$ (000)
(A$ Denominated)
Ounces	—	46	37	82	65	1,304	1,534	$(129,457)
Average price	—	$298	$298	$296	$293	$355	$346

Notes:    Convertible put option contracts and other instruments are composed of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges; b) Knock-out/knock-in option contracts are contingent sold call options that either terminate (or knock-out) and maintain upside gold price potential or convert (or knock-in) to sold call options, depending on certain market conditions, and are marked to market with the change reflected in income; and c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

Price-Capped Sales Contracts

In mid-1999, Newmont purchased near-term put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. These contracts expired between August 1999 and December 2000. This purchase was paid for by selling call option contracts for 2.35 million ounces at average strike prices ranging from $350 to $386 per ounce. The initial fair value of the put options of $37.6 million was amortized over the term of the options. The call option contracts, with an initial fair value of $37.6 million, were marked to market at each reporting date. Non-cash gains of $0.9 million $1.8 million were recorded for the third quarter and first nine months of 2001, respectively.

In September 2001, Newmont entered into transactions that closed out these call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The fair value of the forward sales contracts of $53.8 million was recorded as deferred revenue and will be included in sales revenue as delivery occurs in 2005 through 2011. The forward sales contracts are accounted for as normal sales contracts under SFAS 133.

Newmont had the following price-capped forward sales contracts outstanding at September 30, 2002 (unaudited):

Price-capped contracts:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value US$ (000)
	2002	2003	2004	2005	2006	Thereafter
(US$ Denominated)
Ounces	—	—	—	500	—	1,850	2,350	n/a
Average price	$—	$—	$—	$350	$—	$384	$377

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. We also receive US$ fixed interest payments and pay gold lease rates, which are indexed to market rates. This instrument is marked to market at each period end, with the change reflected in income, and at September 30, 2002 had a negative fair value of $66.3 million.

Offsetting Commodity Instruments

In December 2001, Newmont entered into a series of equal and offsetting positions with respect to commodity instruments for certain Battle Mountain operations that were outstanding at that time. These contracts effectively closed out the combination matched put and call options and flat forward contracts. The offsetting put and call option contracts were undesignated as cash flow hedges and were subsequently marked to market in earnings. The original forward sales contracts remained designated as normal sales contracts. The offsetting forward purchase contracts were undesignated as hedges and were marked to market through earnings prospectively. Subsequently, during the second quarter of 2002, the majority of these offsetting positions were contractually terminated and effectively closed out. The close out of the flat forward purchase contracts resulted in a $1.9 million realized gain included in Gain (loss) on derivative instruments on the Statements of Consolidated Operations for the nine-month period ended September 30, 2002. The remaining flat forward contracts had offsetting fair values, covered approximately 11,000 ounces and were closed out in the quarter ended September 30, 2002 with no impact to income.

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

Newmont also acquired currency swap contracts to receive A$ and pay US$ designated as hedges of A$-denominated debt. The A$-denominated debt was repaid during the quarter ended June 30, 2002 and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. At September 30, 2002, they had a negative fair value of $28.9 million.

Interest Rate Swap Contracts

In the Normandy transaction, Newmont acquired A$125 million of interest rate swap contracts covering a portion of its US$100 million, 7-year bonds. These contracts were closed out during the quarter ended June 30, 2002 for a net cash out-flow of $1 million. The contracts were accounted for on a mark-to-market basis until closed out.

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at September 30, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. These transactions resulted in a reduction in interest expense of $1.4 million and $4.2 million for the quarter and the nine-month period ended September 30, 2002, respectively. These transactions have been designated as fair value hedges and had a fair value of $10.6 million and ($0.6) million at September 30, 2002 and December 31, 2001, respectively.

Fuel Hedges

From time to time, Newmont has used certain derivative instruments to hedge a portion of its exposure to fuel price market fluctuations. Newmont had contracts covering approximately 1.8 million gallons of diesel fuel at its Nevada operations at prices ranging from approximately $0.61 to $0.69 per gallon. These transactions were designated as cash flow hedges and had a positive fair value of $1.3 million at December 31, 2001. These contracts expired during the quarter ended September 30, 2002.

(8)    Dividends, Interest, Foreign Currency Exchange and Other Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)
	(in thousands)
Interest income	$2,920	$1,469	$10,818	$3,177
Foreign currency exchange gain (loss)	2,411	(4,496)	2,426	(5,283)
Gain (loss) on sale of properties	(769)	946	5,633	4,727
Other	3,716	(1,478)	4,659	519

Total	$8,278	$(3,559)	$23,536	$3,140

(9)    Merger and Restructuring Expenses

In conjunction with the Newmont/Battle Mountain merger, expenses of $28.1 million were incurred in the nine months ended September 30, 2001. Total merger expenses of $35.0 million, of which $6.9 million were incurred in 2000, included $19.8 million for investment/professional advisory fees, $11.7 million for employee benefits and severance costs and $3.5 million for office closures and related disposals of redundant assets. Expenses associated with restructuring Newmont’s exploration program and a voluntary early retirement program were $32.4 million and included $22.1 million for retirement benefits and $10.3 million for employee severance and office closures. As of September 30, 2002, substantially all obligations associated with the merger have been paid.

(10)    Recent Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model, based on the framework of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. The statement was effective January 1, 2002, and there was no impact upon adoption.

In May 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement nullified SFAS 4, SFAS 44 and SFAS 64 and established that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement also amends SFAS Statement No. 13 “Accounting for Leases” to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to various other FASB statements. For the provisions of the statement relating to the extinguishment of debt, SFAS 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to SFAS 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002. We do not anticipate any impact upon adoption.

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

(11)    Stockholders’ Equity

Exchangeable Shares

In connection with the acquisition of Franco-Nevada, certain holders of Franco-Nevada common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco-Nevada) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividend and other rights economically equivalent to holders of Newmont common stock. At September 30, 2002, the value of these shares was included in Additional paid-in capital.

Preferred Stock

In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 convertible preferred stock as of May 15, 2002. Pursuant to the terms of the convertible preferred stock, Newmont paid a redemption price of $50.325 per share, plus $0.8125 per share for dividends that accrued on the convertible preferred stock at the redemption date. In settlement of the total redemption price of $51.1375 per preferred share, Newmont issued to holders of record 1.9187 shares of its common stock and cash for any remaining fractional interest. This redemption eliminated $7.5 million of annual preferred stock dividends prospectively.

(12)    Statement of Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited and in thousands)
		(as restated)		(as restated)
Other comprehensive income (loss), net of tax:
Realized gain on sale of Lihir marketable securities	$—	$—	$(18,273)	$—
Unrealized gain (loss) on marketable equity securities	(3,369)	7,670	(656)	16,650
Foreign currency translation adjustments	(14,091)	883	4,034	(5,247)
Changes in fair value of cash flow hedge instruments	(57,983)	(1,764)	(2,842)	685

Total other comprehensive income	$(75,443)	$6,789	$(17,737)	$12,088

(13)    Segment Information

Newmont predominantly operates in a single industry as a worldwide corporation engaged in gold production, exploration for gold and acquisition of gold properties. Newmont’s major operations are in North America, South America and Australia. Other international mining operations include small gold producing properties in New Zealand, Indonesia, Uzbekistan and Turkey. Newmont also has a base metal operations segment engaged in copper and zinc production, an exploration segment engaged in green fields exploration activities not associated with our existing operating and development properties and a merchant banking segment. Earnings from operations do not include general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments). In conjunction with the acquisitions described in Note 2, the Company has modified its reporting structure and related segment disclosure.

Financial information relating to Newmont’s segments is as follows:

Three Months Ended September 30, 2002
(unaudited and in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$226.7	$36.2	$262.9	$201.6	$23.2	$224.8	$24.6	$133.7	$158.3
Royalties	$—	$—	$—	$—	$—	$—	$—	$0.3	$0.3
Interest income	$—	$0.1	$0.1	$—	$—	$—	$0.1	$2.5	$2.6
Interest expense	$—	$—	$—	$1.6	$—	$1.6	$—	$15.6	$15.6
Exploration and research expense	$4.0	$0.1	$4.1	$3.8	$—	$3.8	$0.8	$3.2	$4.0
Depreciation, depletion and amortization	$39.3	$7.0	$46.3	$36.9	$3.8	$40.7	$7.6	$28.5	$36.1
Pre-tax income (loss) before minority interest and equity income	$11.3	$4.6	$15.9	$81.8	$7.8	$89.6	$7.9	$(13.1)	$(5.2)
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$3.3	$3.3
Amortization of capitalized mining, net	$20.0	$(0.1)	$19.9	$—	$—	$—	$—	$—	$—
Capital expenditures	$12.7	$1.6	$14.3	$39.7	$0.3	$40.0	$1.2	$13.4	$14.6
Total assets	$1,801.7	$151.2	$1,952.9	$1,076.0	$34.6	$1,110.6	$205.5	$2,176.0	$2,381.5

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$22.0	$29.9	$697.9	$14.3	$—	$—	$—	$712.2
Royalties	$—	$—	$0.3	$—	$—	$7.4	$0.2	$7.9
Interest income	$0.1	$—	$2.8	$—	$—	$0.1	$—	$2.9
Interest expense	$0.2	$—	$17.4	$—	$—	$—	$15.7	$33.1
Exploration and research expense	$—	$0.7	$12.6	$0.5	$6.7	$—	$5.6	$25.4
Depreciation, depletion and amortization	$2.5	$10.5	$136.1	$5.2	$0.8	$6.8	$1.5	$150.4
Pre-tax income (loss) before minority interest and equity income	$11.1	$4.1	$115.5	$(2.9)	$(7.6)	$8.7	$(67.6)	$46.1
Equity income of affiliates	$—	$—	$3.3	$—	$—	$1.1	$13.1	$17.5
Amortization of capitalized mining, net	$—	$—	$19.9	$—	$—	$—	$—	$19.9
Capital expenditures	$0.7	$4.0	$73.6	$5.3	$—	$3.2	$15.3	$97.4
Total assets	$100.9	$521.3	$6,067.2	$485.0	$226.0	$2,046.0	$849.8	$9,674.0

Three Months Ended September 30, 2001
(unaudited and in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	(1) Yanacocha	Other South America	(1) Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$179.7	$34.4	$214.1	$140.2	$23.9	$164.1	$8.1	$—	$8.1
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.5	$0.1	$0.6	$—	$—	$—
Interest expense	$0.1	$—	$0.1	$0.7	$—	$0.7	$—	$—	$—
Exploration and research expense	$3.0	$—	$3.0	$1.7	$0.4	$2.1	$0.4	$—	$0.4
Depreciation, depletion and amortization	$29.0	$7.5	$36.5	$20.8	$5.7	$26.5	$1.0	$—	$1.0
Pre-tax income (loss) before minority interest and equity income	$(9.7)	$1.1	$(8.6)	$54.2	$5.9	$60.1	$2.9	$—	$2.9
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of capitalized mining, net	$11.8	$(0.1)	$11.7	$—	$—	$—	$—	$—	$—
Capital expenditures	$12.7	$3.0	$15.7	$73.7	$2.2	$75.9	$0.6	$—	$0.6
Total assets	$1,383.2	$163.6	$1,546.8	$989.0	$56.1	$1,045.1	$32.2	$—	$32.2

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	(1) Corporate and Other	(1) Consolidated
Sales, net	$16.9	$21.2	$424.4	$—	$—	$—	$—	$424.4
Royalties	$—	$—	$—	$—	$—	$—	$0.3	$0.3
Interest income	$0.3	$—	$1.0	$—	$—	$—	$0.5	$1.5
Interest expense	$0.2	$—	$1.0	$—	$—	$—	$23.6	$24.6
Exploration and research expense	$—	$—	$5.5	$—	$2.2	$—	$5.1	$12.8
Depreciation, depletion and amortization	$2.5	$3.9	$70.4	$—	$0.1	$—	$1.6	$72.1
Pre-tax income (loss) before minority interest and equity income	$6.2	$4.5	$65.1	$—	$(2.3)	$—	$(48.9)	$13.9
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$16.2	$16.2
Amortization of capitalized mining, net	$—	$—	$11.7	$—	$—	$—	$—	$11.7
Capital expenditures	$11.3	$—	$103.5	$—	$—	$—	$4.6	$108.1
Total assets	$101.6	$78.4	$2,804.1	$—	$24.6	$—	$1,160.0	$3,988.7

Nine Months Ended September 30, 2002
(unaudited and in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$589.5	$112.7	$702.2	$490.8	$66.6	$557.4	$64.5	$319.6	$384. 1
Royalties	$—	$—	$—	$—	$—	$—	$—	$1.1	$1.1
Interest income	$—	$0.1	$0.1	$0.2	$—	$0.2	$0.5	$7.9	$8.4
Interest expense	$0.1	$—	$0.1	$7.0	$0.2	$7.2	$0.2	$31.5	$31.7
Exploration and research expense	$10.3	$0.1	$10.4	$8.1	$0.6	$8.7	$1.4	$6.3	$7.7
Depreciation, depletion and amortization	$94.5	$22.7	$117.2	$108.3	$11.1	$119.4	$17.8	$65.9	$83.7
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$14.5	$16.6	$31.1	$147.8	$20.5	$168.3	$25.5	$(18.6)	$6.9
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$6.3	$6.3
Cumulative effect of a change in accounting principle, net of tax of $4.1	$0.9	$7.2	$8.1	$—	$—	$—	$(0.4)	$—	$(0.4)
Amortization of capitalized mining, net	$29.5	$(0.7)	$28.8	$—	$—	$—	$—	$—	$—
Asset write-down (2)	$5.4	$—	$5.4	$—	$—	$—	$—	$0.3	$0.3
Capital expenditures	$33.4	$8.5	$41.9	$109.4	$0.9	$110.3	$6.9	$35.0	$41.9
Total assets	$1,801.7	$151.2	$1,952.9	$1,076.0	$34.6	$1,110.6	$205.5	$2,176.0	$2,381.5

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$59.4	$86.5	$1,789.6	$46.6	$—	$—	$—	$1,836.2
Royalties	$—	$—	$1.1	$—	$—	$21.2	$0.6	$22.9
Interest income	$0.1	$—	$8.8	$—	$—	$1.2	$0.8	$10.8
Interest expense	$0.5	$—	$39.5	$—	$—	$—	$59.8	$99.3
Exploration and research expense	$—	$1.3	$28.1	$1.7	$14.1	$—	$11.8	$55.7
Depreciation, depletion and amortization	$7.5	$26.5	$354.3	$13.7	$2.4	$13.1	$4.2	$387.7
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$26.0	$13.0	$245.3	$2.0	$(16.5)	$16.4	$(99.3)	$147.9
Equity income of affiliates	$—	$—	$6.3	$—	$—	$1.8	$25.9	$34.0
Cumulative effect of a change in accounting principle, net of tax of $4.1	$—	$—	$7.7	$—	$—	$—	$—	$7.7
Amortization of capitalized mining, net	$—	$—	$28.8	$—	$—	$—	$—	$28.8
Capital expenditures	$3.4	$9.9	$207.4	$9.4	$0.2	$3.8	$17.4	$238.2
Total assets	$100.9	$521.3	$6,067.2	$485.0	$226.0	$2,046.0	$849.8	$9,674.0

Nine Months Ended September 30, 2001
(unaudited and in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	(1) Yanacocha	Other South America	(1) Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$534.4	$103.0	$637.4	$375.7	$61.3	$437.0	$24.4	$—	$24.4
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$1.4	$0.1	$1.5	$—	$—	$—
Interest expense	$0.2	$—	$0.2	$1.9	$0.3	$2.2	$—	$—	$—
Exploration and research expense	$8.0	$0.3	$8.3	$10.2	$0.7	$10.9	$1.2	$—	$1.2
Depreciation, depletion and amortization	$86.7	$23.7	$110.4	$65.3	$15.5	$80.8	$3.0	$—	$3.0
Pre-tax income (loss) before minority interest and equity income	$(16.5)	$0.2	$(16.3)	$126.4	$4.3	$130.7	$10.2	$—	$10.2
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of capitalized mining, net	$15.3	$—	$15.3	$—	$—	$—	$—	$—	$—
Capital expenditures	$41.3	$7.8	$49.1	$232.7	$9.4	$242.1	$2.1	$—	$2.1
Total assets	$1,383.2	$163.6	$1,546.8	$989.0	$56.1	$1,045.1	$32.2	$—	$32.2

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	(1) Corporate and Other	(1) Consolidated
Sales, net	$43.6	$73.4	$1,215.8	$—	$—	$—	$—	$1,215.8
Royalties	$—	$—	$—	$—	$—	$—	$0.4	$0.4
Interest income	$0.3	$0.1	$2.0	$—	$—	$—	$1.2	$3.2
Interest expense	$0.7	$—	$3.1	$—	$—	$—	$68.3	$71.4
Exploration and research expense	$—	$—	$20.4	$—	$7.4	$—	$15.7	$43.5
Depreciation, depletion and amortization	$8.3	$15.0	$217.5	$—	$0.4	$—	$4.6	$222.5
Pre-tax income (loss) before minority interest and equity income	$13.0	$20.7	$158.3	$—	$(9.4)	$—	$(186.9)	$(38.0)
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$20.7	$20.7
Amortization of capitalized mining, net	$—	$4.1	$19.4	$—	$—	$—	$—	$19.4
Capital expenditures	$17.2	$—	$310.5	$—	$—	$—	$7.6	$318.1
Total assets	$101.6	$78.4	$2,804.1	$—	$24.6	$—	$1,160.0	$3,988.7

(1)	As restated. See Note 16.

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

Total assets include a preliminary allocation amount for goodwill, representing the excess of the purchase price paid over the fair value of assets acquired at the date of the acquisition of Normandy and Franco-Nevada. This goodwill is included in the Nevada, Pajingo, Other Australia, Other International Operations, Base Metals, and the Merchant Banking Segments. See detail of goodwill by segment in Note 2.

Newmont operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Batu Hijau financial information, based on U.S. generally accepted accounting principles, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(unaudited and in millions)
Copper sales, net of smelting and refining	$95.5	$102.0	$261.1	$278.1
Interest expense	$18.2	$27.4	$54.2	$98.1
Depreciation, depletion and amortization	$32.6	$26.0	$92.0	$76.7
Net income (loss)	$14.9	$12.2	$16.0	$(25.2)
Capital expenditures	$4.8	$(0.6)	$59.0	$(30.3)
Total assets			$2,299.4	$ n/a

Newmont’s third quarter equity income for Batu Hijau was $13.5 million and $16.2 million for 2002 and 2001, respectively. For 2002, income was based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $2.5 million of inter-company interest, $2.7 million of inter-company management fees, and amortization adjustments of ($0.1) million. For the comparable 2001 period, the income was $16.2 million based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $5.2 million of inter-company interest, $2.8 million of inter-company management fees, and amortization adjustments of $1.3 million. For the nine months ended September 30, 2002, equity income of Batu Hijau was $26.3 million based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $6.1 million of inter-company interest, $7.8 million of inter-company management fees, and amortization adjustments of $3.4 million. For the comparable 2001 period, income was $20.7 million, based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $22.6 million of inter-company interest, $8.5 million of inter-company management fees, and amortization adjustments of $3.8 million.

(14)    Contingencies

(a)  Reclamation Obligations

Newmont’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Newmont conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. Newmont has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2002 and December 31, 2001, $200.0 million and $128.4 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, Newmont is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. Newmont believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon Newmont’s best estimate of its liability for these matters, $84.3 million and $57.3 million were accrued for such obligations at September 30, 2002 and December 31, 2001, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, Newmont believes that it is reasonably possible that the liability for these matters could be as much as 50% greater or 30% lower than the amount accrued. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised. Details about certain of the more significant sites involved are discussed below.

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

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under CERCLA, and the EPA has initiated a remedial investigation/feasibility study under CERCLA to determine environmental conditions and remediation options at the site. In addition, in August 2002, certain natural resource trustees notified Dawn and Newmont that they were commencing a natural resources damages assessment related to the site.

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

San Luis, Colorado—100% owned

The San Luis open-pit gold mine in southern Colorado was operated by a subsidiary of Battle Mountain and ceased operations in November 1996. Since then, substantial closure and reclamation work has been performed. In August 1999, the Colorado Department of Public Health and Environment (“CDPHE”) issued a notice of violation of the Water Quality Control Act and in October 1999 amended the notice to authorize operation of a water treatment facility and the discharge of treated water. Battle Mountain has made all submittals required by the CDPHE notice and conducted the required response activities. Battle Mountain negotiated a settlement with CDPHE resolving alleged violations that was effective September 1, 2000. In October 2000, the CDPHE received an “Application for Reconsideration of Order for Civil Penalty” filed by project opponents, seeking to appeal the terms of the settlement. The application was denied by CDPHE. Project opponents have filed a judicial appeal in the District Court for Costilla County, Colorado, naming the CDPHE as defendant. Battle Mountain has intervened in the appeal to protect its interests in the settlement. This litigation was recently decided in favor of CDPHE.

Newmont Mining Corporation

By letter dated September 3, 2002, the United States Environmental Protection Agency (“EPA”) notified the Company that the EPA had expended $2.6 million in response costs to address environmental conditions associated with a historic tailings pile located at the Grey Eagle Mine site near Happy Camp, California, and requested that the Company pay those costs. The EPA has identified four potentially responsible parties, including the Company. The Company does not believe it has any liability for environmental conditions at the Grey Eagle Mine site, and intends to vigorously defend any formal claims by the EPA.

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

On September 10, 2001, Minera Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the mercury spill incident. This action was dismissed by the Denver District Court on May 22, 2002, and this ruling was reaffirmed by the court on July 30, 2002. Plaintiffs’ attorneys have appealed this dismissal.

In July 2002, other lawsuits were served against Minera Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants in the Denver District Court for the State of Colorado and in the United States District Court for the District of Colorado, by approximately 140 Peruvian plaintiffs and by the same plaintiffs who filed the September 2001 lawsuit. These actions also seek compensatory and punitive damages based on claims associated with the mercury spill incident.

Additional lawsuits relating to the Choropampa incident were filed against Minera Yanacocha in the local courts of Cajamarca, Peru, in May 2002, by over 750 Peruvian citizens. A significant number of the plaintiffs in this lawsuit previously have entered into settlement agreements with Minera Yanacocha.

Neither Newmont nor Minera Yanacocha can reasonably predict the final outcome of any of the above described lawsuits.

Cerro Quilish

The level of conflict between the central government and local governments throughout Peru over regulatory authority, privatization policy, entitlement to revenue streams, and other issues continues to be high. Minera Yanacocha is involved in a dispute with the Provincial Municipality of Cajamarca regarding the authority of that governmental body to regulate the development of the Company’s Cerro Quilish ore deposit (which contains reserves of 1.9 million equity ounces). Cerro Quilish is located in the same watershed in which the City of Cajamarca is located. The Municipality has enacted an ordinance declaring Cerro Quilish and its watershed to be a reserved and natural protected area. Minera Yanacocha has challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas. In May 2002, the Peruvian Constitutional Tribunal was fully empanelled in Lima to hear the case. The panel is expected to hear the case and to rule later this year or early next year.

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

Newmont Australia Limited—100% Owned

In a Federal Court action brought by the Australian Securities and Investment Commission (“ASIC”) against Yandal Gold Pty Ltd, a subsidiary of Newmont Australia Limited (“Newmont Australia”), Edensor Nominees Pty Ltd (“Edensor”), and others in relation to the 1999 acquisition of Great Central Mines (“GCM,” now named Newmont Yandal Operations Limited), the judge found violations of the Australian Corporations Law and ordered payment by Edensor to ASIC of A$28.5 million for distribution to former GCM shareholders. The judge also entered an order allowing the former shareholders to elect to reacquire their shares in GCM. After appeals to the Full Federal Court and the High Court on jurisdictional matters, the Full Federal Court rejected Edensor’s appeal on the merits and in September 2002 the High Court declined further review of the matter. Newmont Australia had previously agreed to pay one-half of the A$28.5 million and, after finalizing an additional commercial transaction with Edensor in relation to certain mining properties and interests, Newmont Australia paid the full A$28.5 million plus interest to ASIC in September 2002 all of which has been accounted for as part of the Normandy purchase price allocation. Newmont Australia has filed a motion with the Federal Court to remove that portion of its original order granting former GCM shareholders the right to reacquire their shares. ASIC has consented to the orders sought in this motion. A hearing is scheduled for February 2003.

In February 1999, Normandy (now Newmont Australia Limited) sold certain subsidiary companies in a transaction that resulted in net cash proceeds of $A663 million. The sale did not give rise to any tax liability to Newmont Australia Limited because of the tax basis that Newmont Australia Limited had in the shares in the subsidiaries and the capital losses available to Newmont Australia Limited to offset the net gain on the sale. This transaction is currently the subject of a review by the Australian Taxation Office (“ATO”) which commenced in early 2001 and is still ongoing. The ATO has sought documents from Newmont Australia Limited, the buyer of the subsidiaries and other parties. It is not yet known whether the ATO will disagree with the tax treatment of the transaction. Newmont Australia Limited believes that its tax treatment was in accordance with the provisions of the relevant tax laws. The Company cannot reasonably predict what future action the ATO may take in relation to this matter.

(15)    Condensed Consolidating Financial Information

The following Condensed Consolidating Financial Information is presented to satisfy disclosure requirements of Rule 3-10(e) of Regulation S-X resulting from the inclusion of Newmont USA Limited (“Newmont USA”), a wholly-owned subsidiary of Newmont Mining Corporation, as a co-registrant with Newmont Mining Corporation on a shelf registration statement on Form S-3 filed under the Securities Act of 1933 under which securities of Newmont Mining Corporation (including debt securities which may be guaranteed by Newmont USA) may be issued from time to time (the “Shelf Registration Statement”). This Shelf Registration Statement has not yet been declared effective by the Securities and Exchange Commission. To the extent which Newmont Mining Corporation issues debt securities under the Shelf Registration Statement, it is expected that Newmont USA will provide a guarantee of that debt. In accordance with Rule 3-10(e) of Regulation S-X, Newmont USA, as the subsidiary guarantor, is 100% owned by Newmont Mining Corporation, the guarantee will be full and unconditional, and it is not expected that any other subsidiary of Newmont Mining Corporation will guarantee any security issued under the Shelf Registration Statement. There are no significant restrictions on the ability of Newmont USA to obtain funds from its subsidiaries by dividend or loan.

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Three Months Ended September 30, 2002
Sales and other income
Sales—gold	$—	$530.7	$167.1	$—	$697.8
Sales—base metals, net	—	—	14.3	—	14.3
Royalties	—	0.2	8.7	(1.0)	7.9
Dividends, interest and other income—intercompany	4.8	2.8	8.3	(15.9)	—
Dividends, interest, foreign currency exchange and other income (loss)	2.9	3.9	1.5	—	8.3

	7.7	537.6	199.9	(16.9)	728.3

Costs and Expenses
Cost applicable to sales—gold	—	302.9	107.6	(1.3)	409.2
Cost applicable to sales—base metals	—	—	10.4	—	10.4
Depreciation, depletion and amortization	—	96.3	54.1	—	150.4
Exploration and research	—	16.0	9.4	—	25.4
General and administrative	—	21.3	8.1	0.3	29.7
Interest expense—intercompany	5.5	4.6	5.7	(15.8)	—
Interest, net	—	17.5	15.6	—	33.1
Other	—	7.3	5.5	—	12.8

	5.5	465.9	216.4	(16.8)	671.0
Operating income (loss)	2.2	71.7	(16.5)	(0.1)	57.3
Loss on derivative instruments	—	—	(11.2)	—	(11.2)

Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	2.2	71.7	(27.7)	(0.1)	46.1
Income tax (expense) benefit	—	(10.8)	3.7	(4.1)	(11.2)
Minority interest in income of affiliates	(14.4)	(30.6)	2.6	14.1	(28.3)
Equity income of affiliates	—	13.1	14.3	(10.0)	17.4
Equity income of subsidiaries	36.2	—	49.4	(85.6)	—

Net income (loss)	$24.0	$43.4	$42.3	$(85.7)	$24.0

Preferred stock dividend	—	—	—	—	—

Net income (loss) applicable to common shares	$24.0	$43.4	$42.3	$(85.7)	$24.0

Consolidating Statement of Operations	Newmont Mining Corporation	(1) Newmont USA	Other Subsidiaries	Eliminations	(1) Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Three Months Ended September 30, 2001
Sales and other income
Sales—gold	$—	$424.4	$—	$—	$424.4
Royalties	—	0.3	—	—	0.3
Dividends, interest and other income—intercompany	—	—	—	—	—
Dividends, interest, foreign currency exchange and other income (loss)	—	(3.6)	—	—	(3.6)

	—	421.1	—	—	421.1

Costs and Expenses
Cost applicable to sales—gold	—	281.9	—	—	281.9
Depreciation, depletion and amortization	—	72.1	—	—	72.1
Exploration and research	—	12.8	—	—	12.8
General and administrative	—	13.7	—	—	13.7
Interest, net	—	24.6	—	—	24.6
Other	—	3.0	—	—	3.0

	—	408.1	—	—	408.1

Operating income	—	13.0	—	—	13.0
Gain on derivative instruments	—	0.9	—	—	0.9

Pre-tax income before minority interest and equity income of affiliates	—	13.9	—	—	13.9
Income tax benefit	—	9.7	—	—	9.7
Minority interest in income of affiliates	—	(19.1)	—	—	(19.1)
Equity income of affiliates	—	16.1	—	—	16.1

Net income	$—	$20.6	$—	$—	$20.6
Preferred stock dividend	—	(1.8)	—	—	(1.8)

Net income applicable to common shares	$—	$18.8	$—	$—	$18.8

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Nine Months Ended September 30, 2002
Sales and other income
Sales—gold	$—	$1,389.8	$399.8	$—	$1,789.6
Sales—base metals, net	—	—	46.6	—	46.6
Royalties	—	0.5	22.4	—	22.9
Gain on sale of marketable securities of Lihir	—	47.3	—	—	47.3
Dividends, interest and other income—intercompany	9.8	8.8	27.3	(45.9)	—
Dividends, interest, foreign currency exchange and other income (loss)	2.9	12.8	7.8	—	23.5

	12.7	1,459.2	503.9	(45.9)	1,929.9

Costs and Expenses
Cost applicable to sales—gold	—	849.8	259.0	(4.0)	1,104.8
Cost applicable to sales—base metals	—	—	29.6	—	29.6
Depreciation, depletion and amortization	—	263.4	124.3	—	387.7
Exploration and research	—	35.8	19.9	—	55.7
General and administrative	—	58.9	19.5	0.3	78.7
Interest expense—intercompany	11.1	7.4	14.8	(33.3)	—
Interest, net	—	67.8	31.5	—	99.3
Other	—	10.0	1.9	—	11.9

	11.1	1,293.1	500.5	(37.0)	1,767.7

Operating income (loss)	1.6	166.1	3.4	(8.9)	162.2
Gain (loss) on derivative instruments	—	1.9	(16.2)	—	(14.3)

Pre-tax income (loss) before minority interest, equity income (loss) of affiliates and cumulative effect of a change in accounting principle	1.6	168.0	(12.8)	(8.9)	147.9
Income tax (expense) benefit	—	(31.4)	(12.9)	—	(44.3)
Minority interest in (income) loss of affiliates	(21.8)	(56.1)	4.0	19.2	(54.7)
Equity income of affiliates	—	25.9	27.2	(19.1)	34.0
Equity income of subsidiaries	110.8	—	114.2	(225.0)	—

Net income before cumulative effect of a change in accounting principle	90.6	106.4	119.7	(233.8)	82.9
Cumulative effect of a change in accounting principle, net of tax of $4.1	—	7.7	—	—	7.7

Net income	90.6	114.1	119.7	(233.8)	90.6
Preferred stock dividend	(3.8)	—	—	—	(3.8)

Net income (loss) applicable to common shares	$86.8	$114.1	$119.7	$(233.8)	$86.8

Consolidating Statement of Operations	Newmont Mining Corporation	(1) Newmont USA	Other Subsidiaries	Eliminations	(1) Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Nine Months Ended September 30, 2001
Sales and other income
Sales—gold	$—	$1,215.8	$—	$—	$1,215.8
Royalties	—	0.4	—	—	0.4
Dividends, interest and other income—intercompany	—	—	—	—	—
Dividends, interest, foreign currency exchange and other income	—	3.2	—	—	3.2

	—	1,219.4	—	—	1,219.4

Costs and Expenses
Cost applicable to sales—gold	—	808.7	—	—	808.7
Depreciation, depletion and amortization	—	222.5	—	—	222.5
Exploration and research	—	43.5	—	—	43.5
General and administrative	—	44.6	—	—	44.6
Interest, net	—	71.4	—	—	71.4
Merger and restructuring	—	60.5	—	—	60.5
Other	—	8.0	—	—	8.0

	—	1,259.2	—	—	1,259.2

Operating loss	—	(39.8)	—	—	(39.8)
Gain on derivative instruments	—	1.8	—	—	1.8

Pre-tax loss before minority interest and equity income of affiliates	—	(38.0)	—	—	(38.0)
Income tax benefit	—	9.0	—	—	9.0
Minority interest in income of affiliates	—	(43.3)	—	—	(43.3)
Equity income of affiliates	—	20.7	—	—	20.7

Net loss	$—	$(51.6)	$—	$—	$(51.6)

Preferred stock dividend	—	(5.6)	—	—	(5.6)

Net loss applicable to common shares	$—	$(57.2)	$—	$—	$(57.2)

Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited and in millions)
At September 30, 2002
Assets
Cash and cash equivalents	$—	$131.6	$160.5	$—	$292.1
Short-term investments	—	2.7	12.7	—	15.4
Accounts receivable	8.7	47.0	102.9	(119.5)	39.1
Inventories	—	410.4	111.6	—	522.0
Current portion of capitalized mining costs	—	44.0	—	—	44.0
Prepaid taxes	—	25.7	11.1	—	36.8
Current portion of deferred income tax assets	—	11.0	22.8	—	33.8
Other current assets	326.1	83.5	263.9	(559.9)	113.6

Current assets	334.8	755.9	685.5	(679.4)	1,096.8
Property, plant and mine development, net	—	2,326.5	1,864.2	—	4,190.7
Investments	—	603.0	805.4	(389.4)	1,019.0
Investment in subsidiaries	4,680.6	—	1,763.9	(6,444.5)	—
Capitalized mining costs	—	18.9	—	—	18.9
Long-term inventory	—	82.3	7.6	—	89.9
Derivative instruments	—	—	3.9	—	3.9
Intangible assets	—	—	46.0	—	46.0
Deferred income tax assets	—	400.4	93.6	5.8	499.8
Other long-term assets	—	317.2	357.0	(534.1)	140.1
Goodwill	—	—	2,568.9	—	2,568.9

Total assets	$5,015.4	$4,504.2	$8,196.0	$(8,041.6)	$9,674.0

Liabilities
Current portion of long-term debt	$—	$59.7	$41.2	$—	$100.9
Accounts payable	75.1	112.3	57.3	(119.8)	124.9
Current portion of deferred income tax liabilities	—	8.0	6.6	—	14.6
Derivative instruments	—	—	65.0	—	65.0
Other accrued liabilities	—	425.6	454.8	(554.6)	325.8

Current liabilities	75.1	605.6	624.9	(674.4)	631.2
Long-term debt	—	1,130.3	595.1	—	1,725.4
Reclamation and remediation liabilities	—	179.6	80.7	—	260.3
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	391.7	—	391.7
Deferred income tax liabilities	—	164.6	380.3	0.7	545.6
Employee related benefits	—	161.5	1.4	—	162.9
Other long-term liabilities	471.4	86.9	173.4	(534.1)	197.6

Total liabilities	546.5	2,382.3	2,247.5	(1,207.8)	3,968.5

Minority interest in affiliates	17.1	358.0	340.2	(384.9)	330.4

Stockholders’ equity
Convertible preferred stock	—	—	60.7	(60.7)	—
Common stock	559.7	—	0.1	(0.1)	559.7
Additional paid-in capital	4,137.3	1,979.7	5,464.6	(6,521.0)	5,060.6
Accumulated other comprehensive loss	(27.2)	(25.0)	(32.0)	57.0	(27.2)
Retained earnings (deficit)	(218.0)	(190.8)	114.9	75.9	(218.0)

Total stockholders’ equity	4,451.8	1,763.9	5,608.3	(6,448.9)	5,375.1

Total liabilities and stockholders’ equity	$5,015.4	$4,504.2	$8,196.0	$(8,041.6)	$9,674.0

Consolidating Balance Sheets	Newmont Mining Corporation	(1) Newmont USA	Other Subsidiaries	Eliminations	(1) Newmont Mining Corporation Consolidated
	(unaudited and in millions)
At December 31, 2001
Assets
Cash and cash equivalents	$—	$149.4	$—	$—	$149.4
Short-term investments	—	8.2	—	—	8.2
Accounts receivable	—	19.1	—	—	19.1
Inventories	—	384.2	—	—	384.2
Marketable securities of Lihir	—	66.9	—	—	66.9
Current portion of capitalized mining costs	—	71.5	—	—	71.5
Prepaid taxes	—	29.2	—	—	29.2
Current portion of deferred income tax assets	—	12.8	—	—	12.8
Other current assets	—	42.9	—	—	42.9

Current assets	—	784.2	—	—	784.2
Property, plant and mine development, net	—	2,116.2	—	—	2,116.2
Investments	—	552.5	—	—	552.5
Capitalized mining costs	—	20.1	—	—	20.1
Long-term inventory	—	92.7	—	—	92.7
Derivative instruments	—	2.6	—	—	2.6
Deferred income tax assets	—	398.4	—	—	398.4
Other long-term assets	—	100.2	—	—	100.2

Total assets	$—	$4,066.9	$—	$—	$4,066.9

Liabilities
Current portion of long-term debt	$—	$192.2	$—	$—	$192.2
Accounts payable	—	80.9	—	—	80.9
Current portion of deferred income tax liabilities	—	7.9	—	—	7.9
Derivative instruments	—	1.3	—	—	1.3
Other accrued liabilities	—	212.7	—	—	212.7

Current liabilities	—	495.0	—	—	495.0
Long-term debt	—	1,234.7	—	—	1,234.7
Reclamation and remediation liabilities	—	176.9	—	—	176.9
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	4.6	—	—	4.6
Deferred income tax liabilities	—	135.1	—	—	135.1
Employee related benefits	—	156.9	—	—	156.9
Other long-term liabilities	—	88.8	—	—	88.8

Total liabilities	—	2,345.8	—	—	2,345.8

Minority interest in affiliates	—	251.7	—	—	251.7

Stockholders’ equity
Convertible preferred stock	—	11.5	—	—	11.5
Common stock	—	313.9	—	—	313.9
Additional paid-in capital	—	1,458.4	—	—	1,458.4
Accumulated other comprehensive loss	—	(9.5)	—	—	(9.5)
Retained deficit	—	(304.9)	—	—	(304.9)

Total stockholders’ equity	—	1,469.4	—	—	1,469.4

Total liabilities and stockholders’ equity	$—	$4,066.9	$—	$—	$4,066.9

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Nine Months Ended September 30, 2002
Operating activities:
Net income	$90.6	$114.1	$119.7	$(233.8)	$90.6
Adjustments to reconcile net income to net cash provided by operating activities	—	238.7	109.0	—	347.7
Change in working capital	—	(1.5)	8.3	—	6.8

Net cash provided by operating activities	90.6	351.3	237.0	(233.8)	445.1

Investing activities:
Additions to property, plant and mine development	—	(149.8)	(88.4)	—	(238.2)
Proceeds from sale of short-term investments	—	—	407.4	—	407.4
Proceeds from sale of marketable securities of Lihir	—	84.0	—	—	84.0
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Net cash effect of acquisitions	(88.1)	—	—	—	(88.1)
Investment in consolidating subsidiaries	(90.6)	—	—	90.6	—
Proceeds from asset sales and other	—	(15.5)	9.3	—	(6.2)

Net cash (used in) provided by investing activities	(178.7)	(81.3)	379.1	90.6	209.7

Financing activities:
Net borrowings (repayments)	56.7	(277.3)	(456.2)	143.2	(533.6)
Dividends paid on common and preferred stock	(33.0)	—	(5.0)	—	(38.0)
Proceeds from stock issuance	64.4	3.6	—	—	68.0
Other	—	(1.0)	1.2	—	0.2

Net cash provided by (used in) financing activities	88.1	(274.7)	(460.0)	143.2	(503.4)

Effect of exchange rate changes on cash	—	(8.3)	(0.4)	—	(8.7)

Net change in cash and cash equivalents	—	(13.0)	155.7	—	142.7
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$136.4	$155.7	$—	$292.1

Statement of Consolidating Cash Flows	Newmont Mining Corporation	(1) Newmont USA	Other Subsidiaries	Eliminations	(1) Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Nine Months Ended September 30, 2001
Operating activities:
Net loss	$—	$(51.6)	$—	$—	$(51.6)
Adjustments to reconcile net loss to net cash provided by operating activities	—	233.9	—	—	233.9
Change in working capital	—	40.7	—	—	40.7

Net cash provided by operating activities	—	223.0	—	—	223.0

Investing activities:
Additions to property, plant and mine development	—	(318.1)	—	—	(318.1)
Proceeds from assets sales and Other	—	10.9	—	—	10.9

Net cash used in investing activities	—	(307.2)	—	—	(307.2)

Financing activities:
Net borrowings (repayments)	—	72.4	—	—	72.4
Dividends paid on common and preferred stock	—	(23.2)	—	—	(23.2)
Decrease in restricted cash	—	40.4	—	—	40.4
Other	—	5.4	—	—	5.4

Net cash provided by financing activities	—	95.0	—	—	95.0

Effect of exchange rate changes on cash	—	2.1	—	—	2.1

Net change in cash and cash equivalents	—	12.9	—	—	12.9
Cash and cash equivalents at beginning of period	—	77.6	—	—	77.6

Cash and cash equivalents at end of period	$—	$90.5	$—	$—	$90.5

(1)	As restated. See Note 16.

(16)    Restatement of Financial Statements

Prepaid Forward Sales Contract

In October 2002, the Company determined that it needed to correct the accounting treatment for a prepaid forward gold sales contract (the “Prepaid Forward”) and a forward gold purchase contract (the “Forward Purchase”) entered into in July 1999. The Company concluded that these contracts did not meet the technical criteria to be accounted for in the manner reflected in the Company’s historical financial statements. As result, the Company will restate its financial statements beginning with the third quarter of 1999 through the second quarter of 2002.

Under the Prepaid Forward, the Company agreed to sell 483,333 ounces of gold, to be delivered in June of each of 2005, 2006 and 2007 in annual installments of 161,111 ounces (the “Annual Delivery Requirements”). The Company also agreed under the Prepaid Forward to deliver semi-annually 17,951 ounces of gold, beginning June 2000 through June 2007 (the “Semi-Annual Delivery Requirements”) for a total gold delivery obligation over the life of the Prepaid Forward of 752,598 ounces. At the time the Prepaid Forward was entered into, the Company received net proceeds of $137.2 million ($145.0 million of gross proceeds before transaction costs of $653,000 and the purchase of a $7.1 million surety bond to guarantee delivery of the Annual Delivery

Requirements). The Company may also be entitled to receive additional proceeds in the future in connection with the annual deliveries of 161,111 ounces, to be determined at each delivery date based on the excess, if any, of the then market price for gold (up to a maximum of $380 per ounce) over $300 per ounce.

At the time the Company entered into the Prepaid Forward, it also entered into the Forward Purchase, with the same counterparty, to hedge the price risk with respect to the Semi-Annual Delivery Requirements. The Forward Purchase provides for semi-annual purchases of 17,951 ounces of gold on each semi-annual delivery date under the Prepaid Forward at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007. On each semi-annual delivery date, the ounces purchased under the Forward Purchase were delivered in satisfaction of the Company’s delivery requirements under the Prepaid Forward.

The Company previously accounted for these transactions by recording the net $137.2 million that it received under the Prepaid Forward as deferred revenue under the long-term liabilities section of its balance sheet to be recognized incrementally as sales revenue when the 161,111 ounce annual gold deliveries were made in 2005, 2006 and 2007. On each semi-annual delivery date, the cost of purchasing the Semi-Annual Delivery Requirements under the Forward Purchase was deducted from sales revenue. No revenue, however, was recognized in respect of the Semi-Annual Delivery Requirements that were delivered under the Prepaid Forward. The Forward Purchase was accounted for as a cash flow hedge with mark-to-market changes in its fair value recorded through Other comprehensive income (loss), net of tax.

As a result of this correction, the Company will account for the Prepaid Forward and the Forward Purchase as a single borrowing of $145.0 million in July 1999, with interest accrued, based on an effective interest rate recognized over the full term of the borrowing. The cost of the Semi-Annual Delivery Requirements under the Forward Purchase will be treated as interest payments. As the Annual Delivery Requirements are made under the Prepaid Forward, the Company will recognize a corresponding amount of sales revenue. Any additional proceeds received in connection with the Annual Delivery Requirements will be reflected as additional revenue at the time such proceeds are received. The surety bond costs of $7.1 million associated with the Annual Delivery Requirements have been deferred and will be amortized during 2005, 2006 and 2007.

As a result of this correction in accounting, the Company’s net earnings have been decreased by approximately $1.9 million or $0.01 per share and $2.5 million or $0.01 per share for three- and nine-month periods ended September 30, 2001, respectively. The Company’s retained deficit as of December 31, 2001 was increased by $6.0 million. The correction increased the first quarter 2002 net loss by $1.9 million or $0.01 per share and increased second quarter 2002 net income by $1.4 million or less than $0.01 per share.

In addition, the Company’s long-term debt increased by $145.0 million ($137.2 million plus unamortized transaction and surety bond costs) at September 30 and December 31, 2001, respectively, as a result of this correction.

Investment in Batu Hijau

In November 2002, the Company determined that the Batu Hijau mine had incorrectly included non-reserve material in its depreciation calculations. As result, the Company will restate its financial statements beginning with the fourth quarter of 1999 through the second quarter of 2002.

The Company accounts for its 45% indirect interest in the Batu Hijau mine, which commenced production in late 1999, using the equity method. In accordance with the mine’s operating and financing agreements, the Company recognizes 56.25% of the Batu Hijau mine’s net income until it has recouped the bulk of its construction investment. The Batu Hijau mine had been including a certain amount of non-reserve material in its depreciation calculations. This material is located within the current economic pit design and is included in the Batu Hijau operation’s mining plans. However, due to a lack of drilling density in the areas of the pit where this material is located, this material does not currently meet the criteria to be classified as proven and probable reserves. Batu Hijau has recalculated depreciation charges excluding this non-reserve material.

As a result of this correction in accounting, the Company’s net earnings have been decreased by approximately $0.7 million or less than $0.01 per share and $2.5 million or $0.01 per share for three- and nine-month periods ended September 30, 2001, respectively. The Company’s retained deficit as of December 31, 2001 was increased by $7.3 million. The correction increased the first quarter 2002 net loss by $0.3 million or less than $0.01 per share and decreased second quarter 2002 net income by $0.5 million or less than $0.01 per share.

Depreciation Rates

In November 2002, the Company determined that it had incorrectly recorded depreciation on certain mining assets at its Yanacocha operations in Peru. The Company will restate its financial statements beginning with the first quarter of 1999 through the second quarter of 2002. As a result of this correction in accounting, the Company’s net earnings have been decreased by approximately $0.2 million which is less than $0.01 per share and $1.2 million or $0.01 per share for three and nine month periods ended September 30, 2001, respectively. The Company’s retained deficit as of December 31, 2001 was decreased by $0.3 million. The correction increased the first quarter 2002 net loss by $17 thousand or less than $0.01 per share and decreased second quarter 2002 net income by $0.6 million or less than $0.01 per share.

Reclassifications

Certain amounts in previously reported financial statements have been reclassified to conform to the current presentation.

Restated Financial Statements

The following sets forth the effects of the restatements to Newmont’s Statements of Consolidated Operations and Comprehensive Income (Loss), for the three- and nine-month periods ended September 30, 2001, the Statement of Cash Flow for the nine-month period ended September 30, 2001 and the Consolidated Balance Sheets at September 30 and December 31, 2001.

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED OPERATIONS AND  COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2001
	As Previously Reported	Prepaid Forwards		Investment In Batu Hijau		Yanacocha		As Restated
	(unaudited and in thousands, except per share)
Sales and other income
Sales—gold	$424,397	$—		$—		$—		$424,397
Dividends, interest, foreign currency exchange and other income	(3,291)	—		—		—		(3,291)

	421,106	—		—		—		421,106

Costs and expenses
Costs of sales—gold	281,981	—		—		(49	)(j)	281,932
Depreciation, depletion and amortization	71,479	—		—		618	(k)	72,097
Exploration and research	12,843	—		—		—		12,843
General and administrative	13,676	—		—		—		13,676
Interest, net of capitalized interest	21,745	2,898	(b)	—		—		24,643
Other	2,953	—		—		—		2,953

	404,677	2,898		—		569		408,144

Operating income (loss)	16,429	(2,898)		—		(569)		12,962
Gain on derivative instruments	943	—		—		—		943

Pre-tax income (loss) before minority interest and equity income of affiliates	17,372	(2,898)		—		(569)		13,905
Income tax benefit	8,509	1,014	(c)	—		171	(l)	9,694
Minority interest in income of affiliates	(19,335)	—		—		194	(m)	(19,141)
Equity income of affiliates	16,852	—		(684	)(p)	—		16,168

Net income (loss)	23,398	(1,884)		(684)		(204)		20,626
Preferred stock dividend	(1,870)	—		—		—		(1,870)

Net income (loss) applicable to common shares	$21,528	$(1,884)		$(684)		$(204)		$18,756

Net income (loss)	$23,398	$(1,884)		$(684)		$(204)		$20,626
Other comprehensive income	7,163	(374	)(d)	—		—		6,789

Comprehensive loss	$30,561	$(2,258)		$(684)		$(204)		$27,415

Net income (loss) per common share, basic and diluted	$0.11	$(0.01)		$—		$—		$0.10

Basic weighted average shares outstanding	195,880	—		—		—		195,880
Diluted weighted average shares outstanding	196,068	—		—		—		196,068
Cash dividends declared per common share	$0.03	$—		$—		$—		$0.03

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2001
	As Previously Reported	Prepaid Forwards	Investment In Batu Hijau		Yanacocha		As Restated
	(unaudited in thousands, except per share)
Sales and other income
Sales—gold	$1,210,855	$4,940 (a)	$—		$—		$1,215,795
Dividends, interest, foreign currency exchange and other income	3,587	—	—		—		3,587

	1,214,442	4,940	—		—		1,219,382

Costs and expenses
Costs of sales—gold	808,943	—	—		(292	)(j)	808,651
Depreciation, depletion and amortization	218,829	—	—		3,646	(k)	222,475
Exploration and research	43,463	—	—		—		43,463
General and administrative	44,552	—	—		—		44,552
Interest, net of capitalized interest	62,641	8,716 (b)	—		—		71,357
Merger and restructuring	60,510	—	—		—		60,510
Other	8,203	—	—		—		8,203

	1,247,141	8,716	—		3,354		1,259,211

Operating loss	(32,699)	(3,776)	—		(3,354)		(39,829)
Gain on derivative instruments	1,797	—	—		—		1,797

Pre-tax loss before minority interest and equity income of affiliates	(30,902)	(3,776)	—		(3,354)		(38,032)
Income tax benefit	6,666	1,322 (c)	—		1,006	(l)	8,994
Minority interest in income of affiliates	(44,423)	—	—		1,142	(m)	(43,281)
Equity income of affiliates	23,214	—	(2,483	)(p)	—		20,731

Net loss	(45,445)	(2,454)	(2,483)		(1,206)		(51,588)
Preferred stock dividend	(5,607)	—	—		—		(5,607)

Net loss applicable to common shares	$(51,052)	$(2,454)	$(2,483)		$(1,206)		$(57,195)

Net loss	$(45,445)	$(2,454)	$(2,483)		$(1,206)		$(51,588)
Other comprehensive income	11,140	948 (d)	—		—		12,088

Comprehensive loss	$(34,305)	$(1,506)	$(2,483)		$(1,206)		$(39,500)

Net loss per common share, basic and diluted	$(0.26)	$(0.01)	$(0.01)		$(0.01)		$(0.29)

Basic weighted average shares outstanding	194,720	—	—		—		194,720
Diluted weighted average shares outstanding	194,720	—	—		—		194,720
Cash dividends declared per common share	$0.09	—	$—		$—		$0.09

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOW

	Nine Months ended September 30, 2001
	As Previously Reported	Prepaid Forwards		Investment In Batu Hijau		Yanacocha		As Restated
	(unaudited and in thousands)
Operating activities:
Net loss	$(45,445)	$(2,454	)(h)	$(2,483	)(p)	$(1,206	)(n)	$(51,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	218,829	—		—		3,646	(o)	222,475
Amortization of capitalized mining costs, net	19,389	—		—		—		19,389
Deferred tax benefit	(35,282)	(1,322	)(i)	—		(1,006	)(o)	(37,610)
Foreign currency exchange loss	5,283	—		—		—		5,283
Minority interest, net of dividends	39,224	—		—		(1,142	)(o)	38,082
Undistributed earnings of affiliates	(23,214)	—		2,483	(r)	—		(20,731)
Noncash merger and restructuring expenses	14,667	—		—		—		14,667
Gain on assets sales and other	(7,592)	—		—		—		(7,592)
(Increase) decrease in operating assets:
Accounts receivable	(2,502)	—		—		—		(2,502)
Inventories	49,402	—		—		—		49,402
Other assets	21,785	—		—		—		21,785
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(45,046)	3,776	(i)	—		(292	)(o)	(41,562)
Other liabilities	13,531	—		—		—		13,531

Net cash provided by operating activities	223,029	—		—		—		223,029

Investing activities:
Additions to property, plant and mine development	(318,067)	—		—		—		(318,067)
Repayments from joint ventures and affiliates	8,780	—		—		—		8,780
Proceeds from asset sales and other	2,073	—		—		—		2,073

Net cash used in investing activities	(307,214)	—		—		—		(307,214)

Financing activities:
Repayment of short-term debt	(10,000)	—		—		—		(10,000)
Proceeds from long-term debt	1,013,550	—		—		—		1,013,550
Repayments of long-term debt	(931,196)	—		—		—		(931,196)
Dividends paid on common and preferred stock	(23,219)	—		—		—		(23,219)
Decrease in restricted cash	40,000	—		—		—		40,000
Proceeds from stock issuances	5,366	—		—		—		5,366
Other	479	—		—		—		479

Net cash provided by financing activities	94,980	—		—		—		94,980

Effect of exchange rate changes on cash	2,163	—		—		—		2,163

Net change in cash and cash equivalents	12,958	—		—		—		12,958
Cash and cash equivalents at beginning of year	77,558	—		—		—		77,558

Cash and cash equivalents at end of year	$90,516	$—		$—		$—		$90,516

NEWMONT MINING CORPORATION

RESTATEMENT OF CONSOLIDATED BALANCE SHEET

	December 31, 2001
	As Previously Reported	Prepaid Forwards		Investment In Batu Hijau		Yanacocha		As Restated
	(unaudited and in thousands)
Assets
Cash and cash equivalents	$149,431	$—		$—		$—		$149,431
Short-term investments	8,185	—		—		—		8,185
Accounts receivable	19,088	—		—		—		19,088
Inventories	384,202	—		—		—		384,202
Marketable securities of Lihir	66,918	—		—		—		66,918
Current portion of capitalized mining costs	71,486	—		—		—		71,486
Prepaid taxes	29,229	—		—		—		29,229
Current portion of deferred income tax assets	9,627	3,221	(c)	—		—		12,848
Other current assets	42,780	—		—		—		42,780

Current assets	780,946	3,221		—		—		784,167
Property, plant and mine development, net	2,115,417	—		—		789	(k)	2,116,206
Investment in Batu Hijau	559,809	—		(7,317	)(p)	—		552,492
Capitalized mining costs	20,145	—		—		—		20,145
Long-term inventory	92,689	—		—		—		92,689
Deferred income tax assets	398,391	—		—		—		398,391
Other long-term assets	95,008	7,802	(e)	—		—		102,810

Total assets	$4,062,405	$11,023		$(7,317)		$789		$4,066,900

Liabilities
Current portion of long-term debt	$192,151	$—		$—		$—		$192,151
Accounts payable	80,884	—		—		—		80,884
Current portion of deferred income tax liabilities	7,914	—		—		—		7,914
Other accrued liabilities	204,862	9,203	(b)	—		—		214,065

Current liabilities	485,811	9,203		—		—		495,014
Long-term debt	1,089,718	145,000	(f)	—		—		1,234,718
Deferred revenue from sale of future production	191,039	(137,198	)(g)	—		—		53,841
Reclamation and remediation liabilities	176,934	—		—		—		176,934
Deferred income tax liabilities	133,621	1,294	(c)	—		219	(l)	135,134
Payroll and related benefits	156,834	—		—		62	(j)	156,896
Other long-term liabilities	96,921	(3,701	)(d)	—		—		93,220

Total liabilities	2,330,878	14,598		—		281		2,345,757

Commitments and contingencies

Minority interest in affiliates	251,479	—		—		247	(m)	251,726

Stockholders’ equity
Convertible preferred stock	11,500	—		—		—		11,500
Common stock	313,881	—		—		—		313,881
Additional paid-in capital	1,458,369	—		—		—		1,458,369
Accumulated other comprehensive income (loss)	(11,854)	2,406	(d)	—		—		(9,448)
Retained deficit	(291,848)	(5,981	)(h)	(7,317	)(q)	261	(n)	(304,885)

Total stockholders’ equity	1,480,048	(3,575)		(7,317)		261		1,469,417

Total liabilities and stockholders’ equity	$4,062,405	$11,023		$(7,317)		$789		$4,066,900

Adjustments:

(a)
This adjustment was required to reverse the effect of the cost of purchasing the Semi-Annual Delivery Requirements under the Forward Purchase that was originally recorded as a reduction of sales revenue.

(b)	This adjustment was required to record accrued interest to account for the Prepaid Forward and the Forward Purchase as a single financing transaction.
(c)	This adjustment was required to record the income tax impact of recording the Prepaid Forward and the Forward Purchase as a single financing transaction.
(d)
This adjustment was required to reverse the effect of treating the Forward Purchase as a cash flow hedge. As a cash flow hedge, the Forward Purchase was recorded at fair value at each balance sheet date with the change in fair value recorded in Accumulated other comprehensive income (loss), net of the related deferred tax effect.

(e)	This adjustment was required to record the purchase of the surety bond as an other long-term asset.
(f)	This adjustment was required to record the total debt amount for the Prepaid Forward and the Forward Purchase as a single financing transaction.
(g)	This adjustment was required to reverse the recording of the Prepaid Forward as deferred revenue.
(h)	To reflect the combined effect of adjustments (a) through (g) to Net income and Retained deficit.
(i)	To reflect the effect of treating the Prepaid Forward and the Forward Purchase as a single financing transaction in the Statement of Consolidated Cash Flow.
(j)	This adjustment was required to record the reduction of worker’s participation profit sharing at Yanacocha in Peru for adjustment (k).
(k)	This adjustment was required to change depreciation due to the correction of depreciation rates related to certain mining assets at Yanacocha.
(l)	This adjustment was required to record the income tax impact of recording adjustments (j) and (k).
(m)	This adjustment was required to record the minority interest impact, net of tax, of recording adjustments (j) and (k).
(n)	To reflect the effect of adjustments (j) through (m) to Net Loss and Retained deficit.
(o)	To reflect the effect of recording the correction of depreciation rates of certain mining assets at Yanacocha in the Statement of Consolidated Cash Flow.
(p)
This adjustment was required to record the effect, net of tax, in the Company’s Investment in Batu Hijau for an adjustment in Batu Hijau’s financial statements. Batu Hijau determined that it had incorrectly included non-reserve material in its depreciation calculations.

(q)	To reflect the effect of adjustment (p) to Net income and Retained deficit.
(r)	To reflect the effect of recording the change in equity in Batu Hijau in the Statement of Consolidated Cash Flow.

(17)    Surety Bonds, Letters of Credit and Corporate Guarantees

In conjunction with a prepaid forward sales transaction entered into in July 1999, Newmont obtained for the benefit of the counterparty, a $145.0 million surety bond supporting its commitment to deliver contracted production in 2005, 2006 and 2007. The Company and/or wholly-owned subsidiaries also provide guarantees for certain other financial transactions, including a guarantee for a $39 million corporate facility of QMC Finance Pty. Limited, a subsidiary of Australian Magnesium Corporation (AMC); a guarantee of AMC foreign exchange contracts with a mark-to-market exposure of $8.5 million at September 30; and a guarantee of $19 million in payments due under an operating lease for mining equipment at the Kalgoorlie Mine in Australia.

As part of its ongoing business and operations, Newmont and its affiliates are required to provide surety bonds, bank letters of credit and corporate guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2002 in addition to the sureties and guarantees provided as support for the financial transactions noted above, the Company also had outstanding $173 million in surety bonds and bank letters of credit and $194 million in corporate guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation and reclamation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by Newmont have become increasingly constrained. Newmont, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

(18)    Supplementary Data

The ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred stock dividends for the nine months ended September 30, 2002 was 2.8 and 2.7, respectively. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Newmont guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

ITEM 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). The discussion should be read in conjunction with Management’s Discussion and Analysis included in Newmont’s Annual Report on Form 10-K, for the year ended December 31, 2001, as the same may be amended. References to “A$” refers to Australian currency, and “$” or “US$”, to United States currency.

Restatements and Accounting Changes

Newmont has determined that certain adjustments are required to restate the Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2001 and at December 31, 2001. Overall the adjustments reduced net income in the third quarter of 2001 by $2.8 million, or $0.01 per share, and increased the net loss for the nine months ended September 30, 2001 by $6.1 million, or $0.03 per share. The adjustments also increased the retained deficit of the Company at December 31, 2001 by $ 13.0 million. These adjustments were necessary (i) to account for a prepaid forward sales contract and a forward purchase contract as a single borrowing; (ii) to correct depreciation rates on certain mining assets at the Company’s subsidiary, Minera Yanacocha; and, (iii) to record the impact in the Company’s investment in Batu Hijau, accounted for under the equity method, for incorrectly including non-reserve material in its depreciation calculations. See Note 16 for a detailed description of the effects of this restatement.

Newmont will also restate the Financial Statements contained in its previously filed Amendment No. 1 to the March 31, 2002 Form 10-Q/A, the June 30, 2002 Form 10-Q and the December 31, 2001 Form 10-K to reflect the restatement adjustments discussed in Note 16 to the financial statements. Numbers included in this Quarterly Report have been restated to reflect the necessary adjustments described above. All December 31, 2001 comparative financial information contained in this Form 10-Q is considered unaudited until such amendments are filed in the fourth quarter of 2002.

During the third quarter, Newmont also changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, Plant and Equipment to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income during the nine months ended September 30, 2002 by $7.7 million, net of tax of $4.1 million and increased net income per basic and fully diluted common share by $0.02 per share. This change also increased net income and net income per share by $0.3 million and less than $0.01 and $2.9 million and less than $0.01 for the three months and nine months ended September 30, 2002, respectively.

Restructuring

On February 13, 2002, Newmont stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions described below and to create a flexible corporate structure. Newmont merged with an indirect wholly-owned subsidiary that resulted in Newmont (or “Old Newmont”) becoming a direct wholly-owned subsidiary of a new holding company. The new holding company, previously a direct, wholly-owned subsidiary of Old Newmont, was renamed Newmont Mining Corporation. There was no impact to the consolidated financial statements of Newmont as a result of this restructuring and former stockholders of Old Newmont became stockholders of the new holding company.

Acquisitions

In November 2001, Newmont announced proposed acquisitions of Normandy Mining Limited (“Normandy”), an Australian company, and Franco-Nevada Mining Corporation Limited (“Franco-Nevada”), a

Canadian company. On February 16, 2002, Newmont completed the acquisition of Franco-Nevada pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy through an off-market bid for all of the ordinary shares in the capital of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received binding tenders for more than 50% of the shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying financial statements from February 16, 2002 forward. On February 26, 2002, when the off-market bid for Normandy expired, Newmont had a relevant interest in more than 96% of Normandy’s outstanding shares. Newmont exercised its compulsory acquisition rights under Australian law to acquire the remaining shares of Normandy in April 2002.

Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depositary receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia. Pursuant to a Canadian Plan of Arrangement, Newmont acquired Franco-Nevada in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common stock), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to Newmont common stock. The purchase price for these acquisitions totaled $4.4 billion, comprised of 197.4 million Newmont common stock (or share equivalents), $462.1 million in cash and approximately $90 million of direct costs. The value of Newmont common stock (or share equivalents) was $19.01 per share based on the average market price of the shares over the two-day period before and after January 2, 2002, the last trading day before the final and revised terms for the acquisitions were announced.

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

Following the February 2002 acquisitions, Normandy was renamed Newmont Australia Limited (“Newmont Australia”) and Franco-Nevada was renamed Newmont Mining Corporation of Canada Limited. Old Newmont was renamed Newmont USA Limited.

SUMMARY

Newmont recorded net income applicable to common shares of $24.0 million ($0.06 per share) in the third quarter of 2002 compared with net income of $18.8 million ($0.10 per share) in the third quarter of 2001. Contributing to net income in the third quarter of 2002 was increased operating income from higher gold prices, partially offset by increased production costs. Net income also included $13.5 million in equity income from the Batu Hijau copper-gold mine, and a non-cash mark-to-market loss on derivative instruments of $11.2 million. The net loss in the third quarter of 2001 included equity income from Batu Hijau of $16.2 million and a non-cash mark-to-market gain on derivative instruments of $0.9 million. For the first three quarters of 2002, net income applicable to common shares was $86.8 million ($0.24 per share), compared with a net loss of $57.2 million ($0.29 per share) for the first half of 2001.

Total equity gold sales ounces (or ounces attributable to Newmont’s ownership or economic interest), total cash costs and average realized gold prices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(unaudited)
Equity gold sales ounces (000)	2,088	1,393	5,416	4,053
Total cash costs per ounce	$189	$190	$193	$185
Total costs per ounce	$255	$241	$257	$237
Average price realized per ounce	$315	$274	$308	$269

For the full year 2002 and based on our current asset base portfolio, we forecast equity gold sales at 7.5 million ounces at a total cash cost of approximately $185 per ounce. We project net income to common shares of between $0.40 and $0.45 per share excluding any non-cash mark-to-market gains or losses on derivative instruments.

During the last quarter of 2002, we expect to produce 2.1 million equity ounces of gold at cash costs of about $170 per ounce as our mine plans indicate higher grade ore in Nevada, Peru and Australia.

The preliminary 2003 forecast includes sales of 7.0 million to 7.2 million equity ounces of gold, assuming the sale/exchange of TVX Newmont Americas/Echo Bay at total cash costs between $180 and $192 per ounce.

Market Conditions and Risks

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as: demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; and, global mine production levels. The gold price fell to a 20-year low of $253 in July 1999, recovered moderately throughout 2001 and has increased in 2002 to over $300 per ounce. Changes in the market price of copper also affect Newmont’s profitability and cash flow from its investment in the Batu Hijau mine in Indonesia and its Golden Grove mine in Australia.

Newmont generally sells its production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of the acquisition, Normandy and its affiliates had a substantial derivative instrument position comprised of the Newmont Gold Treasury hedge book, the Newmont NFM hedge book and the Newmont Yandal Operations Limited hedge book. Following the Normandy acquisition, however, and in accordance with the Company’s non-gold-hedging philosophy, efforts to proactively reduce and simplify the Normandy hedge positions have been undertaken. Accordingly, the Normandy gold hedge books have been reduced by over 2.4 million ounces since February 2002 and by 928,000 ounces during the quarter. Gold forward sales contracts and other instruments (“committed”) hedging obligations were reduced by 748,000 ounces during the quarter by delivering 478,000 ounces into committed contracts while simultaneously unwinding 270,000 ounces of committed hedging. Similarly, uncommitted contracts for 180,000 ounces were either delivered into or closed out. Combining the 478,000 committed ounces delivered, the 270,000 committed ounces closed out and the 180,000 uncommitted ounces eliminated through the end of the third quarter, the Normandy gold hedge books were reduced to 5.8 million committed ounces and 1.7 million uncommitted ounces for a total of 7.5 million ounces. The mark-to-

market valuation of the Normandy gold hedge books at the end of the third quarter, however, grew to a negative $422 million broken down as follows: Newmont Gold Treasury $(114) million; Newmont NFM $(26) million; and, Newmont Yandal Operations Limited $(282) million.

The following table shows the approximate sensitivities of the US$ mark-to-market value of the Normandy gold hedge books to certain market variables as of September 30, 2002:

Market Variables	Change in Variable	Change in Mark-to-Market Value (millions)
A$ Interest Rates	+/-1.0%	-/+ $41.4
US$/A$ Exchange Rates	+/- US$0.01	+/-$37.7
Gold Lease Rates	+/-1.0%	+/-$16.3
US$ Interest Rates	+/-1.0%	-/+$11.5
US$ Gold Price/oz.	+/-$1.00	-/+$7.5

For the balance of 2002, Newmont expects a further reduction of committed ounces by 279,000 ounces at an average gross gold price of approximately $302 per ounce (assuming a US$0.54 to A$1 exchange rate). The Company will continue to evaluate opportunities to accelerate delivery into or close out the Normandy hedge books under the appropriate market conditions.

Newmont also accelerated the timing of delivery of certain derivative positions during the third quarter of 2002. The Company expects deliveries or expiry of committed and uncommitted positions for the remainder of 2002 will total 384,000 Ounces.

Newmont had the following gold commodity contracts outstanding at September 30, 2002 (unaudited):

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate at September 30, 2002 of US$ 0.54 per A$1. For all floating rate instruments, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments.

Gold Forward Sales Contracts:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
	2002	2003	2004	2005	2006	There-after		US$ (000)
(A$ Denominated)
Fixed Forwards:
Ounces	272	1,161	1,060	227	52	26	2,798	$(137,050)
Average price	$313	$288	$288	$282	$255	$244	$289
Floating Rate Forwards:
Ounces	7	16	—	61	231	140	455	$(30,041)
Average price	$333	$333	$—	$319	$329	$338	$331
Synthetic Forwards:
Ounces	—	39	80	80	80	160	439	$(31,245)
Average price	$—	$301	$293	$293	$293	$293	$294
Total:
Ounces	279	1,216	1,140	368	363	326	3,692	$(198,336)
Average Price	$313	$289	$288	$291	$310	$308	$295

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

Put Option Contracts:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
	2002	2003	2004	2005	2006	Thereafter		US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	52	209	203	205	100	20	789	$(4,145)
Average price	$292	$292	$292	$292	$338	$397	$301
A$ Denominated Fixed Purchased Puts:
Ounces	37	91	88	49	—	—	265	$(3,776)
Average price	$292	$300	$305	$296	$—	$—	$300
A$ Denominated Floating Purchased Puts:
Ounces	16	16	—	207	69	287	595	$(11,439)
Average price	$304	$304	$—	$319	$329	$330	$325
Total:
Ounces	105	316	291	461	169	307	1,649	$(19,359)
Average Price	$294	$295	$296	$305	$334	$334	$309

Notes:    Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges. Floating forward purchased put option contracts provide for a variable gold lease rate component in the strike price. These options are accounted for as cash flow hedges.

Convertible Put Options and Other Instruments:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
	2002	2003	2004	2005	2006	Thereafter		US$ (000)
(A$ Denominated)
Ounces	—	46	37	82	65	1,304	1,533	$(129,457)
Average price	$—	$298	$298	$296	$293	$355	$346

Notes:    Convertible put option contracts and other instruments are composed of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges; b) Knock-out/knock-in option contracts are contingent sold call options that either terminate (or knock-out) and maintain upside gold price potential or convert (or knock-in) to sold call options, depending on certain market conditions, and are marked to market with the change reflected in income; and, c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

Price-capped contracts:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
	2002	2003	2004	2005	2006	Thereafter		US$ (000)
(US$ Denominated)
Ounces	—	—	—	500	—	1,850	2,350	n/a
Average price	$—	$—	$—	$350	$—	$384	$376

Notes:    Price-capped contracts provide for delivery of a specified number of ounces at the lower of the spot price at the delivery date or the capped price and are accounted for as cash flow hedges.

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. Newmont Australia also receives US$ fixed interest payments and pays gold lease rates, which are indexed to spot prices. This instrument is marked to market at the end of each period, with the change reflected in income, and at September 30, 2002, the fair value was a negative $66.3 million.

Foreign Currency

In addition to the U.S., Newmont conducts gold operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia and Turkey. Gold produced at these operations is sold in the international markets for U.S. dollars, except for gold produced in Australia and New Zealand that is primarily sold in local currencies. The cost and debt structures of most operations are also primarily U.S. dollar denominated, except for Canadian operations where such structures are primarily denominated in the local currency. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to most operations since local salaries and supply contracts will decrease against the U.S. dollar revenue stream. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable. Foreign currency exchange rate gains (losses) were $2.4 million and $(4.5) million for the three months ended September 30, 2002 and 2001, respectively, and $2.4 million and $(5.3) million in the first nine months of 2002 and 2001, respectively.

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

At September 30, 2002, Newmont had the following foreign currency contracts outstanding. Prices for contracts denominated in A$ have been translated at the exchange rate at September 30, 2002 of US$0.54 per A$1.

A$/US$ Currency Exchange Contracts:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
	2002	2003	2004	2005	2006	Thereafter		US$ (000)
Notional Amounts US$ (000)
	$7,844	$51,200	$56,112	$30,700	$—	$—	$145,856	$(28,873)
Average Exchange Rate (US$ per A$1)
Average price	0.713	0.640	0.646	0.682	—	—	0.655	—

Newmont acquired currency swap contracts as part of the Normandy acquisition under which Newmont is to receive A$ and pay US$-denominated debt. The A$-denominated debt to which these contracts originally applied was repaid during the second quarter of 2002, and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. On September 30, 2002, they had a negative fair value of $28.9 million.

Newmont also acquired certain other currency swap contracts as part of the Normandy acquisition intended to hedge the currency risk on repayment of US$-denominated debt. These contracts were closed out during the second quarter for net proceeds of $50.8 million. The contracts were accounted for on a mark-to-market basis until closed out.

At March 31, 2002, Newmont Australia had a revolving line of credit denominated in A$ with a balance of approximately A$320 million (US$170.6 million). This line of credit was completely paid down during the second quarter of 2002, so there was no outstanding balance at September 30, 2002.

Interest Rate Swaps

In the Normandy acquisition, Newmont acquired A$125 million of interest rate swap contracts covering a portion of Newmont Australia’s US$100 million, 7-year bonds. These contracts were closed out during the second quarter of this year for a net cash out-flow of $1 million. The contracts were accounted for on a mark-to-market basis until closed out.

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% or 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at September 30, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. These transactions resulted in a reduction in interest expense of $1.4 million and $4.2 million for the quarter ended September 30, 2002 and the first nine months of 2002, respectively. These transactions have been designated as fair value hedges and had a fair value of $10.6 million at September 30, 2002.

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

RESULTS OF OPERATIONS

Gold Sales And Total Cash Costs

	Equity Ounces		Total Cash Costs
	Three Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		($ per equity ounce)
North America:
Nevada	722.0	653.9	$225	$238
Mesquite, California	16.3	16.5	214	188
La Herradura, Mexico	17.7	14.0	169	179
Golden Giant, Canada	60.4	72.6	217	202
Holloway, Canada	20.0	20.5	161	216

Total/Weighted Average	836.4	777.5	222	232

South America:
Yanacocha, Peru (1)	329.6	264.0	117	114
Kori Kollo, Bolivia	64.9	76.9	152	127

Total/Weighted Average	394.5	340.9	123	117

Australia:
Kalgoorlie	94.6	—	224	—
Yandal	170.1	—	231	—
Tanami	133.4	—	206	—
Pajingo	77.2	29.6	98	128

Total/Weighted Average	475.3	29.6	201	128

Other Operations:
Minahasa, Indonesia	28.3	78.4	259	159
Zarafshan-Newmont, Uzbekistan	70.3	62.5	122	129
Martha, New Zealand	27.7	—	138	—
Ovacik, Turkey	36.6	—	123	—

Total/Weighted Average	162.9	140.9	149	146

Equity Investments:
Batu Hijau, Indonesia	96.9	104.4	n/a	n/a
TVX Newmont Americas	54.4	—	n/a	n/a
Echo Bay Mines	66.4	—	n/a	n/a

Total/Weighted Average	217.7	104.4	n/a	n/a

Newmont Subtotal/Weighted Average	2,086.8	1,393.3	$189	$190
Other:
Golden Grove	1.2	—	n/a	n/a

Newmont Total/Weighted Average	2,088.0	1,393.3	$189	$190

(1)	As restated. See Note 16.

	Equity Ounces		Total Cash Costs
	Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		($ per equity ounce)
North America:
Nevada	1,927.1	1,986.6	$235	$223
Mesquite, California	44.2	80.2	180	208
La Herradura, Mexico	48.5	40.8	177	168
Golden Giant, Canada	201.2	196.2	196	190
Holloway, Canada	71.0	64.4	192	224

Total/Weighted Average	2,292.0	2,368.2	228	219

South America:
Yanacocha, Peru (1)	823.1	719.5	130	115
Kori Kollo, Bolivia	191.9	201.1	154	164

Total/Weighted Average	1,015.0	920.6	134	126

Australia:
Kalgoorlie	221.1	—	220	—
Yandal	423.8	—	220	—
Tanami	318.1	—	202	—
Pajingo	208.6	90.9	91	108

Total/Weighted Average	1,171.6	90.9	192	108

Other Operations:
Minahasa, Indonesia	114.1	275.4	206	133
Zarafshan-Newmont, Uzbekistan	194.0	162.6	135	136
Martha, New Zealand	74.3	—	132	—
Ovacik, Turkey	84.6	—	128	—

Total/Weighted Average	467.0	438.0	151	134

Equity Investments:
Batu Hijau, Indonesia	200.2	235.2	n/a	n/a
TVX Newmont Americas	130.6	—	n/a	n/a
Echo Bay Mine	129.3	—	n/a	n/a

Total/Weighted Average	460.1	235.2	n/a	n/a

Newmont Subtotal/Weighted Average	5,405.7	4,052.9	$193	$185
Other:
Golden Grove	10.3	—	n/a	n/a
Newmont Total/Weighted Average	5,416.0	4,052.9	$193	$185

(1)	As restated. See Note 16.

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

Total cash costs is intended to provide investors with information about cash generating capacities of these mining operations. Newmont’s management uses this measure for the same purpose and for monitoring the performance of its gold mining operations. This information differs from earnings determined in accordance with GAAP and should not be considered in isolation or a substitute for measures of performance determined in accordance with GAAP. This measure was developed in conjunction with gold mining companies associated with the Gold Institute in an effort to provide a level of comparability; however, Newmont’s measures may not be comparable to similarly titled measures of other companies.

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Golden Giant		Holloway		Mesquite		La Herradura
For the Three Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$164.3	$157.9	$13.4	$15.1	$3.4	$4.5	$3.5	$3.1	$3.0	$2.5
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(1.8)	(2.2)	(0.4)	(0.4)	(0.1)	(0.1)	—	—	—	—
Non-cash inventory adjustment	0.1	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce Calculation	$162.6	$155.7	$13.0	$14.7	$3.3	$4.4	$3.5	$3.1	$3.0	$2.5
Equity cash cost per ounce sold	$225	$238	$217	$202	$161	$216	$214	$188	$169	$179

	Total North America		Yanacocha		Kori Kollo		Total South America		Pajingo
For the Three Months Ended September 30	2002	2001	2002	(1) 2001	2002	2001	2002	(1) 2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$187.6	$183.1	$81.5	$62.5	$11.6	$11.6	$93.1	$74.1	$7.8	$3.8
Minority interest in Minera Yanacocha	—	—	(41.4)	(31.5)	—	—	(41.4)	(31.5)	—	—
Minority interest in Kori Kollo	—	—	—	—	(1.4)	(1.4)	(1.4)	(1.4)	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(2.3)	(2.7)	(0.9)	(0.8)	(0.4)	(0.4)	(1.3)	(1.2)	(0.2)	—
Non-cash inventory adjustment	0.1	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	(0.4)	—	0.1	—	(0.3)	—	—	—
Other	—	—	(0.2)	—	—	—	(0.2)	—	—	—
Total cash cost for per ounce Calculation	$185.4	$180.4	$38.6	$30.2	$9.9	$9.8	$48.5	$40.0	$7.6	$3.8
Equity cash cost per ounce sold	$222	$232	$117	$114	$152	$127	$123	$117	$98	$128

	Yandal		NFM Tanami		Kalgoorlie		Total Australia		Minahasa
For the Three Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$40.5	$—	$32.9	$—	$21.6	$—	$102.8	$3.8	$8.5	$12.7
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	(4.6)	—	—	—	(4.6)	—	—	—
Reclamation accrual	(0.9)	—	(0.8)	—	(0.4)	—	(2.3)	—	(0.6)	(0.2)
Non-cash inventory adjustment	—	—	—	—	(0.1)	—	(0.1)	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	(0.1)	—
Other	(0.4)	—	—	—	—	—	(0.4)	—	(0.4)	—
Total cash cost for per ounce Calculation	$39.2	$—	$27.5	$—	$21.1	$—	$95.4	$3.8	$7.4	$12.5
Equity cash cost per ounce sold	$231	$—	$206	$—	$224	$—	$201	$128	$259	$159

	Martha		Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
For the Three Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	(1) 2001
	(in millions)
Costs applicable to sales per financial statements	$4.0	$—	$4.7	$—	$8.4	$8.2	$25.6	$20.9	$409.1	$281.9
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	(41.4)	(31.5)
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	(4.6)	—
Reclamation accrual	(0.2)	—	(0.2)	—	(0.1)	(0.1)	(1.1)	(0.3)	(7.0)	(4.2)
Non-cash inventory adjustment	—	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	0.3	—	0.2	—	(0.1)	—
Other	—	—	—	—	—	—	(0.4)	—	(1.0)	—
Total cash cost for per ounce Calculation	$3.8	$—	$4.5	$—	$8.6	$8.1	$24.3	$20.6	$353.6	$244.8
Equity cash cost per ounce sold	$138	$—	$123	$—	$122	$129	$149	$146	$189	$190

	Golden Grove		Kasese		Other Non-Gold		Consolidated
For the Three Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	(1) 2001
	(in millions)
Costs applicable to sales per financial statements	$8.6	$—	$1.7	$—	$0.3	$—	$419.7	$281.9
Minority interest in Minera Yanacocha	—	—	—	—	—	—	(41.4)	(31.5)
Minority interest in Kori Kollo	—	—	—	—	—	—	(1.4)	(1.4)
Minority interest in NFM Tanami	—	—	—	—	—	—	(4.6)	—
Reclamation accrual	—	—	—	—	—	—	(7.0)	(4.2)
Non-cash inventory adjustment	—	—	—	—	—	—	—	—
CAS of non-gold producers	(8.6)	—	(1.7)	—	(0.1)	—	(10.4)	—
Gold non-cash	—	—	—	—	—	—	(0.1)	—
Other	—	—	—	—	(0.2)	—	(1.2)	—
Total cash cost for per ounce Calculation	$—	$—	$—	$—	$—	$—	$353.6	$244.8
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$189	$190

	Nevada		Golden Giant		Holloway		Mesquite		La Herradura
For the Nine Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$458.5	$451.0	$40.7	$38.3	$14.1	$14.7	$8.0	$18.1	$8.7	$7.0
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(4.5)	(7.1)	(1.2)	(1.1)	(0.4)	(0.3)	—	(1.4)	(0.1)	(0.1)
Non-cash inventory adjustment	(1.4)	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	(0.2)	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce Calculation	$452.4	$443.9	$39.5	$37.2	$13.7	$14.4	$8.0	$16.7	$8.6	$6.9
Equity cash cost per ounce sold	$235	$223	$196	$190	$192	$224	$180	$208	$177	$168

	Total North America		Yanacocha		Kori Kollo		Total South America		Pajingo
For the Nine Months Ended September 30	2002	2001	2002	(1) 2001	2002	2001	2002	(1) 2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$530.0	$529.1	$219.4	$171.3	$34.4	$38.8	$253.8	$210.1	$20.6	$9.8
Minority interest in Minera Yanacocha	—	—	(110.6)	(86.5)	—	—	(110.6)	(86.5)	—	—
Minority interest in Kori Kollo	—	—	—	—	(4.1)	(4.7)	(4.1)	(4.7)	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(6.2)	(10.0)	(2.4)	(2.2)	(0.9)	(1.0)	(3.3)	(3.2)	(0.8)	—
Non-cash inventory adjustment	(1.4)	—	—	—	—	—	—	—	(0.8)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	0.4	—	0.1	—	0.5	—	—	—
Other	(0.2)	—	(0.1)	—	—	—	(0.1)	—	—	—
Total cash cost for per ounce Calculation	$522.2	$519.1	$106.7	$82.6	$29.5	$33.1	$136.2	$115.7	$19.0	$9.8
Equity cash cost per ounce sold	$228	$219	$130	$115	$154	$164	$134	$126	$91	$108

	Yandal		NFM Tanami		Kalgoorlie		Total Australia		Minahasa
For the Nine Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$96.1	$—	$78.0	$—	$52.0	$—	$246.7	$9.8	$25.8	$37.3
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	(11.0)	—	—	—	(11.0)	—	—	—
Reclamation accrual	(2.4)	—	(1.8)	—	(1.1)	—	(6.1)	—	(1.1)	(0.6)
Non-cash inventory adjustment	(0.3)	—	(1.1)	—	(2.2)	—	(4.4)	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	0.3	—
Other	(0.3)	—	—	—	—	—	(0.3)	—	(1.5)	—
Total cash cost for per ounce Calculation	$93.1	$—	$64.1	$—	$48.7	$—	$224.9	$9.8	$23.5	$36.7
Equity cash cost per ounce sold	$220	$—	$202	$—	$220	$—	$192	$108	$206	$133

	Martha		Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
For the Nine Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	(1) 2001
	(in millions)
Costs applicable to sales per financial statements	$10.8	$—	$11.9	$—	$25.8	$22.3	$74.3	$59.6	$1,104.8	$808.6
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	(110.6)	(86.5)
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	(4.1)	(4.7)
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	(11.0)	—
Reclamation accrual	(0.4)	—	(0.5)	—	(0.2)	(0.2)	(2.2)	(0.8)	(17.8)	(14.0)
Non-cash inventory adjustment	(0.5)	—	(0.6)	—	—	—	(1.1)	—	(6.9)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	0.6	—	0.9	—	1.4	—
Other	—	—	—	—	—	—	(1.5)	—	(2.1)	—
Total cash cost for per ounce Calculation	$9.9	$—	$10.8	$—	$26.2	$22.1	$70.4	$58.8	$953.7	$703.4
Equity cash cost per ounce sold	$132	$—	$128	$—	$135	$136	$151	$134	$193	$185

	Golden Grove		Kasese		Other Non-Gold		Consolidated
For the Nine Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	(1) 2001
	(in millions)
Costs applicable to sales per financial statements	$21.4	$—	$7.8	$—	$0.4	$0.1	$1,134.4	$808.7
Minority interest in Minera Yanacocha	—	—	—	—	—	—	(110.6)	(86.5)
Minority interest in Kori Kollo	—	—	—	—	—	—	(4.1)	(4.7)
Minority interest in NFM Tanami	—	—	—	—	—	—	(11.0)	—
Reclamation accrual	—	—	—	—	—	—	(17.8)	(14.0)
Non-cash inventory adjustment	—	—	—	—	—	—	(6.9)	—
CAS of non-gold producers	(21.4)	—	(7.8)	—	(0.2)	—	(29.4)	—
Gold non-cash	—	—	—	—	—	—	1.4	—
Other	—	—	—	—	(0.2)	(0.1)	(2.3)	(0.1)
Total cash cost for per ounce Calculation	$—	$—	$—	$—	$—	$—	$953.7	$703.4
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$193	$185

(1)	As restated. See Note 16.

North America

Newmont’s Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks mine, the Lone Tree Complex and the acquired Midas mine (February 2002) are located.

Gold sales in the third quarter of 2002 of 722,000 ounces (including 87,300 ounces from Midas) increased 10.4% from the comparable 2001 period as a result of 14% higher grade refractory ore and 16% more tons moved from underground operations. Total cash costs for the third quarter of 2002 were $225 per ounce compared with $238 per ounce in the same 2001 period, primarily reflecting higher mill tons processed in 2002. Gold sales during the first nine months of 2002 were 1,927,100 ounces (including 147,100 ounces from Midas) at a total cash cost of $235 per ounce compared to gold sales of 1,986,600 ounces during the first nine months of 2001 at a total cash cost of $ 223 per ounce. Gold sales in 2002 reflect lower tons placed on the leach pads, lower recoveries from the oxide mills and a temporary build-up of in-process inventory at the Midas underground mine and at Twin Creeks.

We expect Nevada’s gold sales in 2002 to total approximately 2.67 million ounces with total cash costs around $222 per ounce. We have identified approximately $6 million of annual savings from administration, procurement and processing from the integration of the acquired Midas mine into the Nevada operations.

Gold sales at the Mesquite heap leach mine in southern California totaled 16,300 ounces during the third quarter of 2002, compared to 16,500 ounces in the third quarter of 2001. Total cash costs increased 14% from $188 per ounce in the third quarter of 2001 to $214 per ounce in 2002. Gold sales at Mesquite during the first nine months of 2002 were 44,200 ounces at total cash costs of $180 per ounce, a reduction of 36,000 ounces sold and $28 per ounce in total cash costs from the comparable period in 2001. These reductions reflect the full impact of the cessation of mining activities and the depletion of the ore body in 2001. We expect gold sales in 2002 to total approximately 50,000 ounces with total cash costs about $170 per ounce. Final gold production from continued declining recovery of gold from heap leach pads is expected in 2004.

La Herradura, a 44%-owned non-operated joint venture in Mexico, sold 17,600 and 48,500 equity ounces at total cash costs of $169 and $177 per ounce in the third quarter and first nine months of 2002, respectively. During the third quarter and first nine months of 2001, La Herradura sold 14,000 and 40,800 equity ounces at cash costs of $179 and $168 per ounce, respectively. We expect equity gold sales for 2002 at approximately 65,000 equity ounces and cash costs of about $175 per ounce.

Gold sales from the Golden Giant and the 84.65%-owned Holloway underground mines in Ontario, Canada were 60,400 and 20,000 equity ounces with total cash costs of $217 and $161 per ounce, respectively, in the third quarter of 2002. Golden Giant sold 17% less ounces at $15 per ounce higher cash costs compared to the third quarter of 2001 reflecting lower production, lower grade ore and lower recoveries. Holloway improved its cash cost per ounce from the third quarter of 2001 by $55 resulting from improved mill recoveries compared to the third quarter of 2001. For the first nine months of 2002, gold sales were 201,200 and 71,000 equity ounces at total cash costs of $196 and $192 per ounce for Golden Giant and Holloway, respectively, compared to gold sales of 196,200 and 64,400 equity ounces at total cash costs of $190 and $224 per ounce, respectively, in the first nine months of 2001. The decrease in total cash costs at Holloway primarily reflects improved ore grade in 2002. We expect gold sales for 2002 to total approximately 300,000 and 95,000 equity ounces at Golden Giant and Holloway, respectively, with cash costs of about $184 and $200 per ounce for each operation, respectively.

South America

Sales at Minera Yanacocha in Peru increased 25% in the third quarter of 2002 to 329,600 equity ounces from 264,000 equity ounces in the same period of 2001, reflecting more tons placed on the leach pads. Total cash costs increased to $117 per ounce from $114 per ounce in the third quarter of 2001, primarily reflecting 23% lower grade ore and more production coming from the higher cost La Quinua operation that requires crushing and agglomeration unlike other Minera Yanacocha ore bodies, offset by economics of scale resulting from the higher production levels. The commissioning of the La Quinua crushing and agglomeration facility is now complete, and the facility is running at design rate. For the first nine months of 2002, equity gold sales were 823,100 ounces at total cash costs of $130 per ounce, compared to 719,500 ounces at $115 per ounce in the first nine months of 2001. We expect higher production and lower cash costs for the last quarter of 2002 from higher grade ores and lower waste-to-ore ratios. As a result, we expect gold sales for 2002 to be about 1.2 million equity ounces at total cash costs of about $123 per ounce.

At the 88%-owned Kori Kollo open-pit mine in Bolivia, gold sales totaled 64,900 equity ounces in the third quarter of 2002 at total cash costs of $152 per ounce. Gold sales for the comparable period in 2001 were 76,900 ounces at total cash costs of $127 per ounce. Lower sales and higher cash costs in 2002 compared to 2001 resulted from processing lower grade ores through the mill. Gold sales and total cash costs were 191,900 equity ounces at $154 per ounce, respectively, in the first nine months of 2002, compared to 201,100 equity ounces at $164 per ounce in the first nine months of 2001. Leach production in 2002 has increased compared to 2001 after the commencement of leach processing in June 2001. Mill production decreased in 2002 compared to 2001 due to lower grade ores. For 2002, we expect total sales of approximately 250,000 equity ounces with total cash costs of about $155 per ounce.

Australia

Information related to Australian operations for the first nine months of 2002 reflects activity from February 16, 2002 through September 30, 2002, with the exception of Pajingo, which was 50% owned by Newmont prior to the acquisition of Normandy.

For the quarter ended September 30, 2002, equity gold sales at the 50%-owned Kalgoorlie mine in Western Australia, totaled 94,600 ounces at total cash costs of $224 per ounce. Good mill throughput rates were sustained for the third quarter of 2002 partially offset by lower recoveries from lower grade ore. Kalgoorlie’s equity gold sales for the first nine months of 2002 totaled 221,100 ounces at total cash costs of $220 per ounce. We expect production to improve in the last quarter of 2002 at the Super Pit, which provides more than 90% of Kalgoorlie’s production. A joint venture committee is evaluating operating initiatives to improve Kalgoorlie’s cost structure. We expect gold sales for 2002 to total approximately 330,000 equity ounces at cash costs of about $228 per ounce.

At the Yandal operations, which consist of the Bronzewing, Jundee and Wiluna mines in Western Australia, gold sales for the third quarter of 2002 were 170,100 ounces at total cash costs of $231 per ounce. Cash costs were $220 per ounce for the first nine months of 2002 on sales of 423,800 ounces. During the quarter, Bronzewing production was adversely impacted by a change in stope sequencing which resulted in lower grade stopes being accessed in the third quarter, in addition to a number of one-off costs incurred in the transition to owner mining. At Jundee, open pit mining concluded in July 2002 and the transition to underground production was completed in the third quarter of 2002. Lower than modeled stockpile grades were encountered and unbudgeted costs were incurred in the completion of open pit mining. Wiluna suffered from a delay in the start up of the BIOX tailings treatment. An agreement for the sale of Wiluna was signed during the quarter. The sale has conditions precedent which include among other things, the successful resolution (i.e. discharge) of the Yandal ASIC litigation and Credit Suisse First Boston waving any breach or default from the transaction under the derivatives ISDA agreement. The timing of resolution of these items is uncertain. We expect gold sales for 2002 for Yandal operations to total approximately 570,000 ounces at cash costs of about $205 per ounce.

Newmont controls a significant land position through its control of Newmont NFM and Otter Mines in the highly prospective Tanami gold district. For the quarter and the nine months ended September 30, 2002, the Tanami operations in the Northern Territory (approximately an 85.9% interest) sold 133,400 and 318,100 equity ounces at total cash costs of $206 and $202 per ounce, respectively. Mill throughput for the quarter ended September 30, 2002 from the Granites and Tanami mills was favorable at a total of 1.1 million tons. The Granites Mill increased throughput by using a finer crushed mill feed. Production was primarily from the new Groundrush open-pit mine, which commenced production in November 2001, and the Callie underground mine. For the year 2002, we expect Tanami operations to sell approximately 430,000 equity ounces of gold at total cash costs of approximately $205 per ounce.

At the Pajingo mine in North Queensland, gold sales for the third quarter of 2002 were 77,200 ounces at total cash costs of $98 per ounce, compared to 29,600 ounces and total cash costs of $128 per ounce in the same quarter of 2001. Total cash costs declined in the third quarter of 2002 reflecting increased mill throughput due to modifications in the crushing circuit. Equity gold sales were 208,600 ounces for the first nine months of 2002 at total cash costs of $91 per ounce, compared to 2001 sales and total cash costs of 90,900 ounces and $108 per ounce, respectively. In 2001, Pajingo was only 50% owned by Newmont. It became wholly-owned in February 2002 as a result of the Normandy acquisition. Development of the Vera South Deeps and Jandam ore bodies continues. For the year 2002, we estimate gold sales will total approximately 290,000 ounces with cash costs of about $90 per ounce.

Other Mining Operations

Information related to Martha, Ovacik, Golden Grove, and TVX Newmont Americas for the first nine months of 2002 reflects activity from February 16, 2002 through September 30, 2002. Information related to

Echo Bay for the first nine months of 2002 reflects activity from April 3, 2002 through September 30, 2002. Information for all other properties reflects activity from January 1, 2002 through September 30, 2002.

At the Minahasa mine, in Indonesia, Newmont has an 80% interest but receives a greater percent of the gold production until recouping the bulk of its investment including interest. Prior to November 2001, Newmont received 100% of Minahasa’s gold production and has subsequently received 94%, as Newmont recouped some of its investment through the collection of funds in accordance with existing loan agreements. For third quarter of 2002, sales decreased to 28,300 equity ounces with total cash costs of $259 per ounce, compared with 78,400 equity ounces and cash costs of $159 per ounce in the third quarter of 2001. Sales for the first nine months of 2002 decreased to 114,100 equity ounces with total cash costs of $206 per ounce from 275,400 ounces and cash costs of $133 per ounce in the first nine months of 2001. The lower production and higher cash costs in 2002 resulted from processing lower grade ore. Mining activities ceased late in 2001; however, it is expected that ore processing will continue until 2003. We expect gold sales in 2002 of approximately 140,000 equity ounces, with total cash costs of about $215 per ounce.

Newmont has a 50% investment in Zarafshan-Newmont in the Central Asian Republic of Uzbekistan. Ownership of the remaining 50% investment is divided between the State Committee for Geology and Mineral Resources and Navoi Mining and Metallurgic Combine, each a state entity of Uzbekistan. In the third quarter of 2002, equity gold sales from Zarafshan-Newmont were 70,300 ounces, 13% above equity sales in the same 2001 period. Zarafshan benefited from a 31% higher grade ore placed on the leach pads in 2002. Total cash costs per ounce of $122 in the third quarter of 2002 period compared with $129 in the same 2001 period. For the first nine months of 2002, equity sales were 194,000 ounces at $135 per ounce cash costs, while equity sales were 162,600 ounces at cash costs of $136 per ounce in the first nine months of 2001. We expect gold sales in 2002 to total approximately 250,000 equity ounces with total cash costs of about $133 per ounce. Initial ore placement on the heap-leach pad expansion project occurred in December 2001, and the project was fully operational in first quarter of 2002.

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

Equity sales at Martha, approximately 92.3% owned by Newmont and located in New Zealand, were 27,700 and 74,300 ounces for the third quarter and the first nine months of 2002, respectively, with total cash costs of $138 and $132 per ounce, respectively. We expect gold sales for 2002 of approximately 105,000 equity ounces at cash costs of about $124 per ounce.

At the Ovacik mine in Turkey, gold sales for the third quarter of 2002 were 36,600 ounces with total cash costs of $123 per ounce. Gold sales for the first nine months of 2002 were 84,600 ounces with cash costs of $128 per ounce. Production commenced at this operation in June 2001. We expect gold sales for 2002 of approximately 120,000 ounces at total cash costs of about $138 per ounce.

At the Batu Hijau mine in Indonesia, copper sales totaled 114.5 million and 112.0 million equity pounds (or pounds attributable to Newmont’s ownership or economic interest) for the third quarters of 2002 and 2001, respectively. Total cash costs were $0.24 and $0.29 per pound, after gold by-product credits, for the third quarters of 2002 and 2001, respectively. For the first nine months of 2002 and 2001, copper sales and cash costs were 271.4 million and 282.5 million equity pounds and $0.31 and $0.35 per pound, after gold by-product credits, respectively. Gold sales, treated as by-product credits, totaled 96,900 and 200,200 ounces for the third quarter and first nine months of 2002. We expect copper sales in 2002 between 350 million and 360 million equity pounds at cash costs of about $0.36 per pound, with gold production of approximately 260,000 equity ounces.

The Company’s equity income from Batu Hijau includes gold and silver revenues that are credited against costs applicable to sales as by-product credits in the determination of net income for each period presented in the Statements of Consolidated Operations and Comprehensive Income (Loss). These by-product credits represented 56% and 51% of revenues and reduced production costs by 72% and 61% for the three-month periods ended September 30, 2002 and 2001, respectively, and 43% and 41% of revenues and reduced costs applicable to sales by 57% and 49% for the nine-month periods ended September 30, 2002 and 2001, respectively. Such by-product credits are expected to continue while ore is being processed which, based on current engineering models, is estimated to be through the end of 2020. These by-product credits are expected to vary from time to time and are significant to the economics of the Batu Hijau operations. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

The wholly-owned and operated Golden Grove copper/zinc operation in Western Australia, which was acquired in the Normandy transaction, sold 12.6 million pounds of copper at a total cash cost of $0.55 per pound during the third quarter of 2002. Year-to-date copper sales at September 30, 2002 were 37.7 million pounds with total cash costs of $0.56 per pound. Zinc sales were 43.5 million pounds and 112.8 million pounds during the third quarter and first nine months of 2002, respectively, with cash costs of $0.21 per pound in both periods. Copper and zinc are produced in dedicated campaigns. We expect 2002 sales from Golden Grove to total 40.0 million to 45.0 million pounds of copper at a total cash cost of approximately $0.60 per pound and approximately 140 million pounds of zinc at a total cash cost of approximately $0.28 per pound.

TVX Newmont Americas is 49.9% owned by Newmont and 50.1% owned by TVX Gold Inc. and is treated as an equity investment for reporting purposes. The principal assets are interests in operating gold mines in South America (Paracatu, Crixas and La Coipa) and Canada (Musselwhite and New Britannia). Equity ounces sold for the third quarter and first nine months of 2002 were 54,400 ounces and 130,600 ounces, respectively. We expect equity gold sales for 2002 of about 185,000 ounces.

Newmont owns a 45.3% holding in Echo Bay Mines Ltd. which is treated as an equity investment for reporting purposes. Newmont exchanged convertible debt securities for common shares of Echo Bay in April 2002. The principal assets of Echo Bay are interests in operating gold mines in Nevada (Round Mountain), Washington State (Kettle River) and Canada (Lupin). Equity ounces sold for the third quarter of 2002 were 66,400 ounces and 129,300 ounces from April 2002 through September 2002. We expect equity gold sales of 190,000 ounces from Echo Bay.

Newmont has agreed to support the proposed combination announced in June 2002 of Kinross Gold Corporation, TVX Gold Inc. and Echo Bay Mines Ltd. In conjunction with this transaction, Newmont has agreed to sell its 49.9% interest in TVX Newmont Americas to TVX Gold Inc. for $180 million, which is contingent on the closing of the Kinross combination, and exchange Newmont’s 48.8% interest in Echo Bay for an approximate interest of 14% in the new Kinross. The transaction is subject to regulatory and shareholder approvals by Kinross, TVX Gold Inc. and Echo Bay, and we expect it to close in the fourth quarter of 2002 or the first quarter of 2003. As a result of the U.S. Securities and Exchange Commission’s ongoing review, the parties will not be able to finalize and mail the proxy statements in time to hold the special shareholder meetings for the purpose of considering the combination in advance of November 30, 2002, the termination date specified in the combination agreement. The parties are discussing amending the combination agreement to extend the termination date, with a view to holding special meetings late in the fourth quarter 2002 or early in 2003.

Merchant Banking

Newmont’s merchant banking business holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. Newmont earned $7.9 million and $22.9 million of royalty revenue for the third quarter and first nine months of 2002, respectively. For the period February 15, 2002 through December 31, 2002, we expect royalty revenue to total approximately $32 million.

Financial Results

Consolidated gold sales include 100% of Minera Yanacocha, Kori Kollo and Tanami and Newmont equity production elsewhere, but exclude Batu Hijau, TVX Newmont Americas and Echo Bay Mines, which are accounted for as equity investments. Results for the first nine months of 2002 only include activities from companies acquired in the Normandy and Franco-Nevada acquisitions from February 16, 2002 forward. The increase in consolidated sales revenue in the third quarter of 2002 from the comparable 2001 period primarily resulted from higher gold prices and the inclusion of sales from the Newmont Australia acquisition as shown in the following tables (unaudited):

	Three Months Ended September 30,
	2002	2001
Consolidated gold sales (in millions) (1)	$697.8	$424.4
Consolidated production ounces sold (000)	2,215.2	1,549.6
Average price realized per consolidated ounce (1)	$315	$274
Average spot price received per ounce	$314	$274

Increase (decrease) in consolidated gold sales due to (unaudited):

Three Months Ended September 30, 2002 vs. 2001
(in millions)
Consolidated production	$14.7
Average price received (1)	64.5
Newmont Australia gold sales	194.2

$273.4

	Nine Months Ended September 30,
	2002	2001
Consolidated gold sales (in millions) (1)	$1,789.6	$1,215.8
Consolidated production ounces sold (000)	5,821.5	4,526.8
Average price realized per consolidated ounce (1)	$308	$269
Average spot price received per ounce	$306	$269

(1)	As restated. See Note 16.

Increase (decrease) in consolidated gold sales due to:

Nine Months Ended September 30, 2002 vs. 2001
(in millions)
Consolidated production	$(35.5)
Average price received (1)	164.2
Newmont Australia gold sales	445.1

$573.8

(1)	As restated. See Note 16.

Sales—base metals include $13.6 and $42.2 million from copper/zinc sales from the Golden Grove copper/zinc operation in Western Australia and $0.7 and $4.4 million from cobalt sales from the Kasese operation in Uganda for the third quarter and first nine months of 2002, respectively. During the third quarter of 2002, Newmont sold its 86% interest in Banff Resources Ltd., which holds a 64% interest in Kasese. No gain or loss was recorded on the sale as it was recorded as a purchase price adjustment to the Normandy acquisition.

Royalties during the third quarter and first nine months of 2002 of $7.9 million and $22.9 million, respectively, compared to $0.3 million and $0.4 million for the same periods of 2001. Most of the royalties were acquired as part of the acquisition of Franco-Nevada in February 2002.

Dividends, interest, foreign currency exchange and other income (loss) was $8.3 million and $(3.6) million during the third quarters of 2002 and 2001, respectively, and $23.5 million and $3.1 million during the first nine months of 2002 and 2001, respectively, reflecting higher interest earnings and foreign currency exchange gains in the current year periods versus foreign currency exchange losses in the prior year periods.

Gain on sale of Lihir of $47.3 million was recorded during the second quarter of 2002 when Newmont sold its 9.7% equity holding in Lihir Gold Limited. As a result, Newmont is no longer a shareholder of Lihir. Newmont realized proceeds of $84 million on the sale.

Costs of sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The increase in Costs of sales and Depreciation, depletion and amortization for the third quarter and first nine months of 2002 from the same prior year’s periods resulted primarily from the February 2002 acquisitions and higher overall cash costs in 2002. See the Reconciliation of Costs of sales to total cash costs on pages 61 to 64 for costs of sales by operation. For the full year 2002, we expect depreciation, depletion and amortization to total between $540 to $550 million. Depreciation, depletion and amortization for the quarters ended September 30, 2002 and 2001 and for the first nine months of 2002 and 2001 were as follows by operation:

	Depreciation, Depletion and Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)
North America:
Nevada	$39.3	$29.0	$94.5	$86.7
Mesquite, California	0.9	0.9	1.9	3.7
La Herradura, Mexico	0.9	0.9	2.5	2.7
Golden Giant, Canada	4.1	4.2	14.2	12.5
Holloway, Canada	1.1	1.5	4.1	4.8

Total North America	46.3	36.5	117.2	110.4

South America:
Yanacocha, Peru (1)	36.9	20.8	108.3	65.3
Kori Kollo, Bolivia	3.8	5.7	11.1	15.5

Total South America	40.7	26.5	119.4	80.8

Australia:
Kalgoorlie	2.6	—	5.6	—
Yandal operations	12.6	—	29.2	—
Tanami operations	11.6	—	26.3	—
Pajingo	7.6	1.0	17.8	3.0
Other	1.7	—	4.8	—

Total Australia	36.1	1.0	83.7	3.0

Other Operations:
Minahasa, Indonesia	2.7	3.9	8.1	15.0
Zarafshan-Newmont, Uzbekistan	2.5	2.5	7.5	8.3
Martha, New Zealand	4.0	—	10.2	—
Ovacik, Turkey	3.8	—	8.2	—

Total Other Operations	13.0	6.4	34.0	23.3

Other:
Merchant banking	6.8	—	13.1	—
Base metals operations	5.2	—	13.7	—
Corporate and other	2.3	1.7	6.6	5.0

Total Other	14.3	1.7	33.4	5.0

Total Newmont	$150.4	$72.1	$387.7	$222.5

(1)	As restated. See Note 16.

Interest expense, net of capitalized interest, was $33.1 million and $24.6 million for the third quarter of 2002 and 2001, respectively. For the first nine months of 2002 and 2001, interest expense, net of capitalized interest, was $99.3 million and $71.4 million, respectively. The increase in interest expense during the current year periods in comparison to the prior year periods is due to the higher debt position subsequent to the acquisition of Normandy. For the full year 2002, we expect interest expense to be between $130 million and $135 million.

General and administrative expenses totaled $29.7 million and $13.7 million for the third quarter of 2002 and 2001, respectively. For the first nine months of 2002 and 2001, general and administrative expenses were $78.7 million and $44.6 million, respectively. The increase in 2002 reflects the February acquisitions. For the full year 2002, we expect general and administrative expenses to total approximately $110 million.

Income tax (expense) benefit in the third quarter of 2002 was $(11.2) million, while Newmont reported an income tax benefit of $9.7 million during the third quarter of 2001. Income tax expense was $(44.3) million for the first nine months of 2002, while the Company reported an income tax benefit of $9.0 million for the same period in 2001.

Merger and restructuring expenses in the first nine months of 2001 of $60.5 million ($43.7 million, net of tax) included $28.1 million of transaction and related costs associated with the Battle Mountain merger and $32.4 million of restructuring expenses that included $22.1 million for voluntary early retirement pension benefits and $10.3 million for employee severance and office closures. Merger costs of approximately $90 million for the Normandy and Franco-Nevada acquisitions were capitalized.

Gain (loss) on derivative instruments of $(11.2) million and $0.9 million were recorded for the third quarters of 2002 and 2001, respectively. Newmont recorded losses on derivative instruments of $14.3 million for the first nine months of 2002 and gains on derivative instruments of $1.8 million for the first nine months of 2001. These gains and losses reflect the non-cash change in fair value of those instruments not qualifying for hedge accounting treatment, and for the 2002 period, the ineffective portion of those instruments which do qualify for hedge accounting treatment. Over the life of the contracts, any unrealized gains or losses will be recorded in income. During the 2002 third quarter, the Australian gold price increased, which resulted in a substantial negative adjustment to the Normandy hedge position.

Equity income of affiliates includes equity income in Batu Hijau of $13.5 million and $16.2 million for the third quarters of 2002 and 2001, respectively, and $26.3 million and $20.7 million for the first nine months of 2002 and 2001, respectively. Batu benefited in 2002 from an increased mill throughput rate of 143,000 tons per day, an 8% increase over the design rate, and continued positive grade reconciliations to the mine plan. Equity income of affiliates in 2002 also includes equity income in TVX Newmont Americas, AMC and Echo Bay Mines in the third quarter of $3.5 million, $(1.2) and $1.1 million, respectively, for the third quarter of 2002 and $6.6 million, $(1.2) million and $1.8 million, respectively for the first nine months of 2002.

Other comprehensive income (loss), net of tax, included $(3.4) million and $7.7 million gains (losses) for temporary changes in fair value of marketable securities for the third quarters of 2002 and 2001, respectively. The third quarter of 2002 also included a $58.0 million loss for the effective portion of the change in fair value of cash flow hedge instruments resulting from the acquisition of the Normandy hedge position in February 2002, compared to a loss of $1.8 million for the same period in 2001. During the 2002 third quarter, the Australian gold price increased, which resulted in a substantial negative adjustment to the Normandy hedge position. The third quarters of 2002 and 2001 also included gains (losses) from foreign currency translation of $(14.1) million and $0.9 million, respectively. For the first nine months of 2002 and 2001, other comprehensive income (loss), net of tax, included $(0.7) million and $16.7 million gains (losses) for temporary changes in fair value on marketable securities. The first nine months of 2002 also included a $2.8 million loss for the effective portion of the change in fair value of cash flow hedge instruments resulting from the acquisition of the Normandy hedge position in February 2002, compared to a $0.7 million gain for the same period in 2001. The first nine months of 2002 and 2001 also included gains (losses) from foreign currency translation of $4.1 million and $(5.2) million, respectively. The first nine months of 2002 also included an $18.3 million adjustment for the sale of Lihir.

Recent Accounting Pronouncements

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

EXPLORATION ACTIVITIES

Exploration and research expenditures totaled $25.4 million and $55.7 million for the third quarter and first nine months of 2002, respectively, compared to $12.8 million and $43.5 million for the third quarter and first nine months of 2001. On a consolidated basis, Newmont expects 2002 exploration and research expenditures to be between $75 million and $80 million.

Currently, over 100 drills are operating worldwide on approximately 30 projects, including in Nevada (Gold Margin area between Deep Post and Deep Star, Emigrant Springs and Dos Equis), Yanacocha (Corimayo and Chaquicocha Sur), Australia (Jundee Westside and Golden Grove), and Ghana (Akyem). Updated reserves are scheduled to be announced with year-end 2002 financial results in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2002, cash flow from operations ($445.1 million) and proceeds from sale of short-term investments ($407.4 million), the sale of marketable securities in Lihir ($84.0 million), the settlement of cross currency swaps ($50.8 million) and the issuance of stock ($68.0 million) funded capital expenditures ($238.2 million), net repayments of debt ($533.5 million), cash paid for acquisitions, net of cash received, ($88.1 million) and dividends ($37.9 million) and provided a $142.7 million increase in cash. Cash and cash equivalents at September 30, 2002 were $292.1 million, compared with $149.4 million at December 31, 2001. In 2002, Newmont expects to fund capital expenditures from operating cash flow.

INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

Capital expenditures were as follows:

	Nine Months Ended September 30,
	2002	2001
	(unaudited and in millions)
Gold:
North America	$41.9	$49.1
South America	110.3	242.1
Australia	41.9	2.1
Other operations	13.3	17.2
Base metals and other:
Base metals	9.4	—
Projects and capitalized interest	21.4	7.6

Total	$238.2	$318.1

Expenditures for North American operations during the first nine months of 2002 included approximately $33.4 million related to activities in Nevada, which included expenditures for the development of the Deep Post, Leeville, Chukar and Midas underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($109.1 million—100% basis) for leach pad expansion, carbon columns, mine development and other ongoing expansion work. Australian capital expenditures were primarily for mine development at Tanami ($8.6 million), Yandal ($15.8 million) and Kalgoorlie ($10.5 million), mine development and equipment for the conversion to owner mining at Pajingo ($6.9 million) and various projects at other sites. Capital expenditures in the 2001 period were primarily for the development of the Deep Post underground mine in Nevada and the development of the La Quinua project at Minera Yanacocha.

Newmont expects to spend approximately $375 million for capital expenditures during 2002, including $60 million for Nevada, $200 million for Yanacocha and about $70 million at its Australian operations. Expenditures for projects at Nevada include about $12 million for Leeville, $8.5 million for Deep Post, $6.0 million for Gold Quarry South Layback (“GQSL”) and $6.0 million for Chukar, as well as $7.5 million for Midas underground mine development. Development of the Leeville underground mine and the Gold Quarry South Layback

(“GQSL”) in Nevada is proceeding. We project total capital expenditures for Leeville and GQSL of approximately $200 million and $36 million, respectively. We expect Leeville to commence production in 2007 and GQSL in 2005. At Yanacocha, approximately $200 million will be spent primarily on leach pad expansion. Budgeted Australian expenditures include $23 million at Yandal and $15 million at Tanami.

On May 9, 2002, PTNNT completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the capability to defer up to a total of $173.4 million in principal payments scheduled for 2002 and 2003. Any deferred principal amounts will be repaid between 2004 and 2010. Under this restructuring, Batu Hijau is not permitted to pay dividends or make other restricted payments to Newmont or its partner as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts outstanding under the project financing facility total $913.3 million at September 30, 2002. Newmont and its partner provide a contingent support line of credit to PTNNT. During the first nine months of 2002, Newmont funded $24.8 million under this contingent support facility as its pro-rata share for capital expenditures. Additional support from Newmont and its partner, available under this facility amounts to $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

During the first nine months of 2002, $407.4 million was realized from sales of short-term investments. In April 2002, we sold all of our marketable securities in Lihir Gold Limited, representing a 9.7% equity interest in this company with gold mining operations in Papua New Guinea. Proceeds of $84.0 million were realized and a pre-tax gain of approximately $47.3 million was recognized in the second quarter of 2002.

Financing Activities

Scheduled minimum long-term debt repayments are $22 million for the remainder of 2002, $79 million in 2003, $166 million in 2004, $494 million in 2005, $95 million in 2006, $71 million in 2007 and $899 million thereafter.

In March 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of the outstanding 8.875% Senior Notes due 2008 of Newmont Yandal Operations Limited (“Newmont Yandal”), an indirect wholly-owned subsidiary of Newmont. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between Newmont Yandal and The Bank of New York, as Trustee. The Indenture requires that Newmont Yandal, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture can be read to the contrary, Newmont is taking the position that a Change of Control occurred on February 20, 2002 when Newmont acquired control of Normandy. The Indenture provides that Newmont Yandal is not required to make the Change of Control Offer if a third party makes the offer. Newmont’s offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to Newmont Yandal. The Change of Control Offer was open until May 14, 2002 and resulted in the redemption of $62.8 million of the outstanding notes.

In April 2002, Newmont repaid its $150 million 8.625% notes. In May 2002, Newmont repaid the $170.6 million outstanding under the A$490 million committed revolving multi-option facility, closing it out, and increased the Newmont $600 million facility to $750 million, with the addition of a $150 million Australian bank tranche. Newmont temporarily drew down approximately $445 million from the credit facility in February 2002 in connection with the acquisition of Normandy. However, by March 31, 2002, the credit facility had been repaid, so there was no balance outstanding at September 30, 2002.

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

On April 26, 2002, Newmont filed a post effective amendment to previous Registration Statements on Form S-3 filed with the Securities and Exchange Commission for the purpose of increasing its existing universal shelf registration from $500 million to $1.0 billion. This filing will provide us the capability to access capital markets for debt or equity securities as required and as market conditions warrant. The Form S-3 has not yet been declared effective.

Newmont has a 22.8% voting interest in Australian Magnesium Corporation (“AMC”), which raised equity to support the development of a project involving a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys. Newmont has an obligation to contribute to AMC A$100 million (approximately $54 million) in equity by January 31, 2003. Newmont provided an A$90 million (approximately $49 million) contingency equity commitment in the event the project does not achieve certain specified production and operating criteria by December 2006, which commitment is being renegotiated to provide for an A$75 million convertible debt and equity facility. Newmont has guaranteed a $30 million obligation payable by AMC to Ford Motor Company in the event the project does not meet certain specified production and operating criteria by November 2005. Newmont is also guarantor of A$71 million (approximately $39 million) corporate facility of AMC’s subsidiary, QMC Finance Pty. Limited’s (“QMC”), as well as QMC’s foreign exchange hedging position.

A series of foreign exchange contracts have been entered into by QMC. All obligations related to these contracts have been guaranteed by Newmont Australia and certain of its wholly-owned subsidiaries. These contracts are designed to convert the receipt of Euros and US$ revenues from the sale of magnesium into A$ cash flows to cover A$ operating costs and the servicing of A$ denominated debt. The contracts include foreign exchange forward contracts and bought put options.

During the third quarter of 2002, the Company reduced its net debt (total debt less cash and cash equivalents) by approximately $115 million. Minera Yanacocha paid down $53 million on its credit facilities. In addition, as part of the terms of the sale of the Kasese cobalt project during the quarter, the Company paid off $34.3 million of project financing associated with the project.

SAFE HARBOR STATEMENT

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the safe harbor created by such sections. Such forward-looking statements include, without limitation (i) estimates of future earnings, and the sensitivity of earnings to gold and other metal prices, (ii) estimates of future gold and other metals production and sales, (iii) estimates of future cash costs, (iv) estimates of future cash flows and the sensitivity of cash flows to the gold and other metals prices, (v) statements regarding future debt repayments, (vi) estimates of future capital expenditures, (vii) statements regarding future asset sales or other rationalization efforts, and (viii) statements regarding modifications to the Company’s hedge position.

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

All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. Newmont disclaims any intent or obligation to update publicly any forward-looking statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 4.    Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in its SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. In addition, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 15 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 5.    Other Information

Under Newmont’s by-laws, stockholders must give advance notice of nominations for a director or other business to be addressed at the 2003 Annual Meeting of Stockholders no later than the close of business on March 17, 2003. The advance notice must be delivered to the attention of the Secretary of the Corporation at 1700 Lincoln St., Denver, Colorado, 80203. Page 5 of Newmont’s 2002 Proxy Statement and page 16 of the Special Report to Shareholders mailed in September 2002 contained incorrect dates.

After Newmont’s release of its News Release issued November 12, 2002, announcing Newmont’s third quarter results, Newmont discovered that the News Release inadvertently contained certain incorrect information:

•
The committed ounces outstanding as of September 30, 2002 in the Normandy group hedge book is 5.8 million. As written, the sixth bullet point in the third paragraph on page 1 incorrectly implied that the 5.8 million committed ounces were for all of Newmont.

•
The mark-to-market valuation of the Normandy group hedge book grew to a negative $422 million at the end of the third quarter. The second paragraph under the heading “Hedge Book Reduction” on page 3 and Footnote 3 to the “Gold Hedge Position—Current Maturity Summary” table on page 19 incorrectly stated that the valuation was a negative $412 million at the end of the third quarter.

•
The breakdown of the mark-to-market valuation in Footnote 3 to the “Gold Hedge Position—Current Maturity Summary” table on page 19 should have stated that Newmont Gold Treasury comprised 27% of this valuation, and not that Newmont Australia Limited comprised 28%, and that Newmont Yandal Operations Limited comprised 67% of this valuation, not 66%.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	The exhibits to this report are listed in the Exhibit Index on Page 82 hereof.

(b)	Reports filed on Form 8-K in the quarter ended September 30, 2002

•	Report dated August 14, 2002 filing certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Securities and Exchange Commission Order 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION
(Registrant)

By:	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002

By:	/s/ DAVID W. PEAT
David W. Peat Vice President and Global Controller (Principal Accounting Officer)

Date: November 14, 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
(Section 302 Certification of the Sarbanes-Oxley Act of 2002)

I, Wayne W. Murdy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Newmont Mining Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WAYNE W. MURDY
Wayne W. Murdy Chief Executive Officer

November 14, 2002

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
(Section 302 Certification of the Sarbanes-Oxley Act of 2002)

I, Bruce D. Hansen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Newmont Mining Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRUCE D. HANSEN
Bruce D. Hansen Chief Executive Officer

November 14, 2002

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
12.1	— Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

12.2	— Computation of Ratio of Earnings to Fixed Charges
18.1	— PricewaterhouseCoopers LLP preferability letter for change in accounting
99.1	— Chief Executive Officer Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	— Chief Financial Officer Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002