Form 10-K/A
period 2001-12-31
NEWMONT MINING CORP /DE/
filed 2003-03-20
CIK 1164727

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 001-31240

Newmont Mining Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1611629 (I.R.S. Employer Identification No.)

1700 Lincoln Street Denver, Colorado (Address of Principal Executive Offices)	80203 (Zip Code)

Registrant’s telephone number, including area code (303) 863-7414

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.60 par value	New York Stock Exchange
$3.25 Convertible Preferred Stock, $5.00 par value*	New York Stock Exchange
*	Redeemed in full in May 2002

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting common stock and equivalents held by non-affiliates of the Registrant (based on the closing sale price of the shares of common stock on the New York Stock Exchange) on March 18, 2002, was approximately $9,254,549,905.

The number of shares of Registrant’s common stock outstanding on March 18, 2002, was 335,019,544.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2002 Annual Stockholders Meeting held on May 15, 2002, are incorporated by reference into Part III of this report.

This document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Newmont Mining Corporation and our subsidiaries. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report commencing on page 9.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 27, 2002. The Company has filed this Amendment to give effect to the restatement of the Company’s financial statements for the years ended December 31, 1999, 2000 and 2001 as discussed in Note 23 to the Consolidated Financial Statements. The Company is making adjustments relating to (1) the accounting for a prepaid forward gold sales contract and a forward gold purchase contract entered into in July 1999, (2) the depreciation and deferred stripping calculations to exclude material other than proven and probable reserves, (3) the depreciation of certain mining assets; and, (4) inclusion of depreciation, depletion and amortization (“DD&A”) as a capitalized cost in inventory. The adjustments reflected in this filing are described in more detail elsewhere in this filing. Although we have revised this Amendment to give effect to the adjustments, other information contained herein has not been updated. Therefore, you should read this Amendment together with our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2002 as amended to the date hereof or as subsequently amended, as well as the other documents that we have filed with the Securities and Exchange Commission. Information in such reports and documents update and supersede certain information contained in this Amendment.

Arthur Andersen LLP served as Newmont’s independent auditor, and provided a report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002. On October 22, 2002, the Company engaged PricewaterhouseCoopers LLP to conduct an audit of the Company’s financial statements for the three years ended December 31, 2001, and the opinions of PricewaterhouseCoopers regarding the financial statements contained in this Annual Report on Form 10-K/A are contained herein.

PART I

ITEM 1.    BUSINESS

Introduction

Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware. On February 13, 2002, at a special meeting of the stockholders of Newmont, stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions described below and to create a more flexible corporate structure. Newmont merged with an indirect, wholly-owned subsidiary, which resulted in Newmont becoming a direct wholly-owned subsidiary of a new holding company. The new holding company was renamed Newmont Mining Corporation. There is no impact to the consolidated financial statements of Newmont as a result of this restructuring and former stockholders of Newmont became stockholders of the new holding company. In this report, “Newmont” and “we” refer to Newmont Mining Corporation and/or our affiliates and subsidiaries.

On January 10, 2001, Newmont completed a stock-for-stock merger with Battle Mountain Gold Company pursuant to an Agreement and Plan of Merger, dated June 21, 2000(1). During 2001, we integrated the former Battle Mountain operations in Canada and Bolivia, the Phoenix development project in Nevada, and the interest in the Pajingo (Vera/Nancy) joint venture operation in Australia(2). Synergies in excess of an estimated

(1)	The merger was accounted for as a pooling of interests, and as such, the financial and operating data presented in this report includes Battle Mountain as if it has always been a part of Newmont. Consequently, some historical financial and operating data presented in this report may differ from previous reports.
(2)	For more information on Pajingo see Item 2, Properties, on page 19.

$25 million(3), pre-tax, were achieved during 2001 from consolidation of administrative and exploration staffs, purchasing economies and the introduction of Newmont’s Gold Medal Performance program at Battle Mountain’s operations. The Phoenix project is expected to provide an opportunity for additional synergies in future years from utilization of existing nearby processing facilities.

In November 2001, Newmont announced proposed acquisitions of Normandy Mining Limited (“Normandy”), an Australian company, and Franco-Nevada Mining Corporation Limited (“Franco-Nevada”), a Canadian company. On February 16, 2002, Newmont completed the acquisition of Franco-Nevada pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy through a tender offer for all of the ordinary shares in the capital of Normandy. On February 26, 2002, when Newmont’s tender offer for Normandy expired, Newmont had a relevant interest in more than 96% of Normandy’s outstanding shares. Newmont exercised compulsory acquisition rights under Australian law to acquire all of the shares of Normandy.

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

Normandy is Australia’s largest gold producer, with over 2 million equity ounces of gold sales annually, and with operations in Australia, the United States, New Zealand, Turkey, Chile, Brazil and Canada. Normandy is also a producer of zinc concentrates and owns interests in companies producing cobalt and magnesium.

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

In connection with the acquisition of Normandy and Franco-Nevada, Newmont will issue approximately 194 million Newmont common shares or common share equivalents to former stockholders of Normandy and Franco-Nevada. In addition, pursuant to Newmont’s offer for Normandy, Newmont will make cash payments of approximately $465 million to former stockholders of Normandy ordinary shares. During 2002, we will review opportunities to further rationalize our asset base through the consolidation of separately held and managed assets, asset swaps, and the sale or disposal of lower margin or non-core operations or interests.

Unless explicitly provided otherwise in this report, production, revenue and other financial information with respect to 2001 and prior years do not include the operations or revenues of Normandy or Franco-Nevada.

For the years ended December 31, 2001 and 2000, prior to the completion of the Normandy and Franco-Nevada transactions, Newmont had revenues of $ 1.67 billion and $1.83 billion, respectively. In 2001, Newmont had a net loss applicable to common shares of $54.1 million, while in 2000, Newmont had a net loss applicable to common shares of $97.2 million.

Newmont’s corporate headquarters are in Denver, Colorado, USA.

For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 39 below.

Products

Gold

Gold Production

Including Newmont’s subsidiaries, partnerships and joint ventures prior to the Normandy and Franco-Nevada transactions, Newmont sold 5.47 million equity ounces of gold in 2001 and 5.76 million equity ounces in

(3) All references to “dollars” or “$” in this report refer to United States currency unless otherwise specified.

2000. References in this report to “equity ounces” or “equity pounds” mean that portion of gold or base metals, respectively produced, sold, or included in proven and probable reserves, which is attributable to our ownership or economic interest.

Approximately 59% of Newmont’s gold production came from North American operations in 2001 and 41% from overseas operations. In 2000, approximately 64% of our gold production came from North American operations and 36% came from overseas operations. In 2001, 44% of overseas production, or 18% of total production, was attributable to Minera Yanacocha in Peru. At December 31, 2001, approximately 47% of our total long-lived assets were related to our overseas operations, with 36% of that total in Indonesia and 53% in Peru.

Gold Uses

Gold has two main categories of use—product fabrication and bullion investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and high-karat jewelry.

Most of Newmont’s revenue comes from the sale of refined gold in the international market. The end product at each of Newmont’s gold operations, however, is doré bars. Because doré is an alloy consisting mostly of gold but also containing silver, copper and other metals, doré bars are sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of refining agreements, the doré bars are refined for a fee, and Newmont’s share of the refined gold and the separately, recovered silver are credited to Newmont’s account or delivered to buyers, except in the case of the doré produced from Newmont’s operation in Uzbekistan. Doré from that operation is refined locally and physically returned to Newmont for sale in international markets. We do not believe that the loss of service at any of our refiners would have an adverse effect on our business due to the availability of alternative refiners able to supply the necessary services. Additionally, through our recent acquisition of Normandy, Newmont has an interest in an Australian refinery.

Gold Supply

The worldwide supply of gold consists of a combination of new production from mining and the draw-down of existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for 60% to 65% of the total annual supply of gold.

Gold Price

The price of gold is affected by numerous factors that are beyond our control. See Risks Related to the Gold Mining Industry Generally in Item 1A, Risk Factors, commencing on page 9 below.

The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per ounce on the London Bullion Market.

Year	High	Low	Average
1992	$360	$330	$344
1993	$406	$326	$360
1994	$396	$370	$384
1995	$396	$372	$384
1996	$415	$367	$388
1997	$367	$283	$331
1998	$313	$273	$294
1999	$326	$253	$279
2000	$313	$264	$279
2001	$293	$256	$271
2002 (through March 18)	$304	$278	$289

Source of Data: Metals Week and Reuters.

On March 18, 2002, the afternoon fixing price for gold on the London Bullion Market was $292.05 per ounce and the spot market price of gold on the New York Commodity Exchange was $ 292.70 per ounce.

Newmont’s gold sales are generally made at the average price prevailing during the month in which the gold is delivered to the customer plus a “contango,” which is essentially an interest factor, from the beginning of the month until the date of delivery. Revenue from a sale is recognized when gold is delivered from the refiner or other depository to the customer.

Copper

Copper Production

The Batu Hijau mine in Indonesia, in which Newmont holds a 56.25% economic interest (a 45% equity interest), produced copper/gold concentrates containing 657.0 million pounds of copper (370 million equity pounds) and 533,600 ounces of gold (300,200 equity ounces) in 2001. The concentrates, which have the consistency of fine sand, contain about 30% copper and about 0.53 ounce per ton of gold. In addition, the Golden Grove operations in Western Australia, which were acquired in their entirety as a result of the Normandy acquisition, produced concentrates containing 24.3 million pounds of copper for the 12 months ended June 30, 2001.

Copper Uses

Newmont delivers and sells the concentrates from Batu Hijau to smelters in Japan, Korea, Australia and Europe. The majority of Newmont’s production is sold under long-term contracts, and the balance on the spot market. Refined copper, the final product from the treatment of concentrates, is incorporated into wire and cable products for use in the construction, electric utility, communication and transportation industries. Copper is also used in industrial equipment and machinery, consumer products and a variety of other electrical and electronic applications and is used to make brass. Materials that compete with copper include aluminum, plastics, stainless steel and fiber optics. Refined, or cathode, copper is also an internationally traded commodity.

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

Year	High	Low	Average
1992	$1.17	$0.95	$1.04
1993	$1.08	$0.72	$0.87
1994	$1.40	$0.78	$1.05
1995	$1.47	$1.23	$1.33
1996	$1.29	$0.83	$1.04
1997	$1.23	$0.77	$1.03
1998	$0.85	$0.65	$0.75
1999	$0.84	$0.61	$0.71
2000	$0.91	$0.73	$0.82
2001	$0.83	$0.60	$0.72
2002 (through March 18)	$0.74	$0.64	$0.70

Source of Data: Metal Bulletin

On March 18, 2002, the closing spot price of high grade copper on the London Metal Exchange was equivalent to $0.74 per pound.

Zinc

Newmont produces zinc, lead and copper concentrates at our Golden Grove operations in Western Australia. Golden Grove produced 182,700 tonnes of zinc concentrates containing 82,400 tonnes of payable zinc during the period July 1, 2000 to June 30, 2001. Golden Grove markets its zinc concentrates under “evergreen” contracts to major zinc smelters in Japan and Korea. The majority of zinc concentrates are sold under long-term contract arrangements. Pricing terms are negotiated annually.

Hedging Activities

Newmont has a “no hedging” philosophy and generally sells its production at spot market prices. Nevertheless, Newmont monitors the market on an ongoing basis and may periodically elect to enter into selective hedging transactions, if required to achieve our strategic objectives. The hedging policy authorized by Newmont’s board of directors limits total hedging activity to 16 million ounces.

Newmont sales of gold under forward sales contracts represented 1%, 3%, and 6% of Newmont’s total equity sales in 2001, 2000, and 1999, respectively. Newmont, prior to the acquisitions of Normandy and Franco-Nevada, utilized forward sales contracts for a portion of the gold production from the Minahasa mine in Indonesia and from the Nevada and Canadian operations. No costs were incurred in connection with forward sales contracts and there were no margin requirements related to these contracts. In December 2001, Newmont entered into offsetting positions to effectively close out combination matched put and call options and flat forward sales contracts associated with Canadian operations. In September 2001, Newmont entered into transactions closing out certain written call options covering 2.35 million ounces of gold. These options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold from 2005 to 2011. Under the terms of the sales contracts, Newmont will realize the lower of the spot price on the delivery date or the stated capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011.

At December 31, 2001, the following offsetting commodity instruments were outstanding for Newmont and subsidiaries owned by Newmont on that day:

	Ounces	Fair Value
		(in millions)
Combination, matched put and call options, expiring 2002-2004	193,067	$3.2
Offsetting combination, matched put and call options, expiring 2002-2004	193,067	$(3.2)
Flat forward sales contracts, 2002-2004	64,067	$2.0
Forward purchase contracts, 2002-2004	64,067	$(2.0)

For more information see Market Conditions and Risks in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 39 below.

Prior to Newmont’s acquisition of Normandy, Normandy’s policy was to hedge a minimum of 60% of recoverable reserves. Recoverable reserves were generally between 80% and 95% of total reserves. Normandy did not enter into contracts that required margin calls and has no outstanding long-dated sold call options. Normandy utilized forward sales contracts with fixed and floating gold lease rates. Newmont intends to opportunistically unwind or deliver into Normandy’s hedge contracts over time.

At December 31, 2001, the Normandy hedge position consisted of derivative contracts covering approximately 8.6 million ounces of gold at an average price of $283 per ounce. At that time, the Normandy hedge position included forward sales, purchased put, and convertible put contracts covering 5.8, 1.3, and 1.5 million ounces at net contract prices of $286, $267, and $283, respectively. At December 31, 2001, the mark-to-market value of the combined Normandy hedge position (which includes subsidiaries) represented an approximate liability of $239 million. All prices and values noted above were converted to US dollars at the December 31, 2001, closing exchange rate of A$1.9543/US$1.00.

The following table shows the approximate sensitivities of the US$ mark-to-market value of the Normandy gold hedge position to changes in certain market variables as of December 31, 2001 (assuming all other market variables remain unchanged):

Market Variables	Change in Variable	Change In Mark-to-Market Value (Millions)
A$ Interest Rates	+/-1.0%	-/+$6.6
US$/A$ Exchange Rates	+/-US$0.01	+/-$58.0
Gold Lease Rates	+/-1.0%	+/-$2.9
US$ Interest Rates	+/-1.0%	-/+$1.3
US$ Gold Price/oz.	+/-$1.00	-/+$11.6

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

Segment Information, Export Sales, Etc.

Note 21 to our consolidated financial statements beginning on page 95 of this report includes information for each of the last three years relating to our business segments and certain financial information, our domestic and export sales, and our customers.

Licenses and Concessions

Other than operating licenses for its mining and processing facilities, there are no third party patents, licenses or franchises material to Newmont’s business. In many foreign countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Bolivia, Indonesia, Peru, Mexico and Turkey. The concessions and contracts are subject to the political risks associated with foreign operations. For a more detailed description of our Indonesian Contracts of Work, see Item 2, Properties on pages 20-21 below.

Condition Of Physical Assets; Insurance and Foreign Investment Risks

Our business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, see Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, on pages 55-58 below.

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

Environmental Matters

United States Operations

Newmont’s United States mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with all applicable laws and regulations. Each currently operating Newmont mine has a reclamation plan in place that meets all currently enacted legal and regulatory requirements. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2001, $128.4 million was accrued for reclamation costs relating to currently producing mineral properties owned by Newmont on that day.

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

For a discussion on the most significant reclamation and remediation activity, see the discussion in Item 3, Legal Proceedings, commencing on page 34 below, Environmental in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations commencing on page 59 below, and Note 22 of Item 7, commencing on page 98 below.

Operations Outside the United States

Newmont’s interests outside the United States are also subject to governmental regulations for the protection of the environment. These regulations have not had, and are not expected to have, a material adverse impact on Newmont’s operations or our competitive position. All of the international projects we manage adopt and implement environmental policies and procedures developed by us.

Employees

There were 10,600 people employed by Newmont and our affiliates worldwide at December 31, 2001, and 10,800 people employed by Newmont and our affiliates worldwide at December 31, 2000. At December 31, 2001, Franco-Nevada employed 25 people and Normandy employed 2,900 people.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under this section. Our forward-looking statements include, without limitation:

•	estimates of future mineral production for specific operations and on a consolidated basis;

•	estimates of future production costs and other expenses, for specific operations and on a consolidated basis;

•	estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof;

•	statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and expected production commencement dates;

•	estimates of future costs and other liabilities for certain environmental matters;

•	estimates of reserves; and

•	projected synergies and costs associated with acquisitions and related matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. These factors include, but are not limited to, the price of gold and copper; currency exchange rates; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic and foreign laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; the ability of Newmont to obtain or maintain necessary financing; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report, as well as other filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. Subject to the Explanatory Note on page 1, forward looking statements contained in this report speak only as of the date of this report. Newmont does not undertake any obligation to release publicly any revisions to these forward-looking statements, to reflect events or circumstances after the date of the document, or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

ITEM 1A.    RISK FACTORS

Every investor or potential investor in Newmont should carefully consider the following risks, which have been separated into two groups:

•	risks related to the gold mining industry generally; and

•	risks related to Newmont’s operations.

Risks Related to the Gold Mining Industry Generally

A Substantial or Extended Decline in Gold Prices Would Have a Material Adverse Effect on Newmont

Newmont’s business is extremely dependent on the price of gold, which is affected by numerous factors beyond Newmont’s control. Factors tending to put downward pressure on the price of gold include:

•	sales or leasing of gold by governments and central banks;

•	a low rate of inflation and a strong U.S. dollar;

•	global and regional recession or reduced economic activity;

•	speculative trading;

•	decreased demand for gold for industrial uses, use in jewelry, and investment;

•	high supply of gold from production, disinvestment, scrap and hedging;

•	sales by gold producers in forward transactions and other hedging transactions;

•	devaluing local currencies (relative to gold priced in US Dollars) leading to lower production costs and higher production in certain major gold-producing regions.

Any drop in the price of gold adversely impacts our revenues, profits and cash flows, particularly in light of our “no hedging” philosophy. Newmont has recorded asset writedowns in recent years as a result of a sustained period of low gold prices. Newmont may experience additional asset impairment as a result of continuing low gold prices.

In addition, sustained low gold prices can:

•	reduce revenues further by production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then-prevailing gold price;

•	halt or delay the development of new projects;

•	reduce funds available for exploration, with the result that depleted reserves are not replaced; and

•	reduce existing reserves, by removing ores from reserves that cannot be economically mined or treated at prevailing prices.

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

Increased Costs Could Affect Profitability

The cash cost of production at any particular mining location is frequently subject to great variation from one year to the next due to a number of factors, such as changing waste-to-ore ratios, ore grade and metallurgy. In the past, a cash cost swing of 10% at any one location has not been a significant factor in Newmont’s profitability. However, this may not always be the case.

Mining Accidents or Other Adverse Events at a Mining Location Could Reduce Our Production Levels

At any of Newmont’s operations, production may fall below historic or estimated levels as a result of mining accidents such as a pit wall failure in an open pit mine, or cave-ins or flooding at underground mines. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions or seismic activity are encountered; ore grades are lower than expected; the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected; or our equipment, processes or facilities fail to operate properly or as expected.

The Use of Hedging Instruments May Prevent Gains Being Realized from Subsequent Price Increases

Consistent with Newmont’s position as a largely unhedged producer, Newmont does not intend to enter into new material gold hedging positions and intends to decrease its hedge position over time. Over time, our intention is to opportunistically deliver into our existing hedge contracts, and we will seek to unwind our hedge position when economically attractive. Nonetheless, Newmont currently has a gold hedging position. If the gold price rises above the price at which future production has been committed under these hedge instruments, Newmont will have an opportunity loss. However, if the gold price falls below that committed price, Newmont’s revenues will be protected to the extent of such committed production.

Currency Fluctuations May Affect the Costs that Newmont Incurs

Currency fluctuations may affect the costs that we incur at our operations. Gold is sold throughout the world based principally on the U.S. dollar price, but a portion of Newmont’s operating expenses are incurred in local currencies. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable. The currencies which primarily impact the Company’s results of operations are the Canadian and Australian dollars.

During 2001, the Canadian and Australian dollars weakened by an average 4% and 9%, respectively, against the U.S. dollar. This reduced U.S. dollar reported operating costs in Canada and Australia by approximately $2.8 million and $1.4 million, respectively. The impact of fluctuations in these two currencies will increase with the acquisitions of Normandy and Franco-Nevada.

Gold Mining Companies are Subject to Extensive Environmental Laws and Regulations

Newmont’s exploration, production, and processing operations are extensively regulated under various U.S. federal, state, and local, and overseas laws relating to the protection of air and water quality, hazardous waste management and mine reclamation. Delays in receiving or failure to receive required government permits and approvals may adversely impact our operations. Newmont has also incurred current liabilities and may have potential future liability for environmental costs. Further, the regulatory environment for Newmont’s operations could change in ways that would substantially increase Newmont’s liability or the costs of compliance and that could have a material adverse effect on Newmont’s operations or financial position. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters in Item 1, Business, commencing on page 7 above, and in Item 3, Legal Proceedings, commencing on page 34 below.

Risks Related To Newmont Operations

Our Operations Outside North America and Australia are Subject to the Risks of Doing Business Abroad

Exploration, development and production activities outside of North America and Australia are potentially subject to political and economic risks, including:

•	cancellation or renegotiation of contracts;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

•	changes in foreign laws or regulations;

•	changes in tax laws;

•	royalty and tax increases or claims by governmental entities, including retroactive claims;

•	expropriation or nationalization of property;

•	currency fluctuations (particularly in countries with high inflation);

•	foreign exchange controls;

•	restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, and on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

•	import and export regulations, including restrictions on the export of gold;

•	restrictions on the ability to pay dividends offshore;

•	environmental controls;

•	risks of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism; and

•	other risks arising out of foreign sovereignty over the areas in which our operations are conducted.

Consequently, Newmont’s exploration, development, and production activities outside of North America and Australia may be substantially affected by factors beyond Newmont’s control, any of which could materially adversely affect Newmont’s financial position or results of operations. Furthermore, in the event of a dispute arising from such activities, Newmont may be subject to the exclusive jurisdiction of courts outside North America or Australia or may not be successful in subjecting persons to the jurisdiction of the courts in North America or Australia, which could adversely affect the outcome of a dispute.

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

In Peru, elections for a new president and Congress were held in April 2001, with run-off elections for the presidency held in June 2001. During the last two years, Minera Yanacocha, of which Newmont owns a 51.35% interest, has been the target of numerous local political protests, including ones that blocked the road between the Yanacocha mine complex and the city of Cajamarca. Newmont cannot predict whether these incidents will continue, nor can we predict the new government’s continuing positions on foreign investment, mining concessions, land tenure, environmental regulation, or taxation.

Remediation Costs for Federal Superfund Law Liabilities May Exceed the Provisions We Have Made

Newmont has conducted extensive remediation work at two inactive sites in the United States as a result of liability under the U.S. Superfund law. At one of these two sites, remediation requirements have not been finally determined, and the ultimate cost cannot be estimated with certainty. At a third site in the U.S., an inactive uranium mine and mill formerly operated by a subsidiary of Newmont, final remediation has not begun due to the failure to date of federal agencies to agree on a remediation plan. We dispute our liability for remediation costs at this site. The environmental standards that may ultimately be imposed at this site remain uncertain and there is a risk that the costs of remediation may exceed the provision Newmont’s subsidiary has made for such remediation by a material amount.

Whenever a previously unrecognized remediation claim becomes known or a previously estimated cost is increased, that amount of additional cost is expensed and this can materially reduce net income in that period.

We May Face Risks Related To Our Investment In Australian Magnesium Corporation (“AMC”)

AMC is an Australian company based in Queensland whose primary project is the development of its A$1.5 billion Stanwell magnesium project. As a result of its acquisition of Normandy, Newmont is a substantial holder of AMC securities with a 22.8% voting interest in AMC. Newmont also has significant future obligations to AMC including an obligation to contribute A$100 million (approximately $51 million) in equity by January 31, 2003, which was satisfied in the first quarter of 2003. See additional discussion below.

Additionally, AMC announced on November 29, 2001, that Normandy, which subsequently has become a subsidiary of Newmont, agreed to continue as guarantor of AMC’s foreign exchange hedging position and of AMC’s A$71 million (approximately $36 million) corporate facility with ANZ Banking Group Limited. If AMC is unable to perform its obligations under these arrangements, there is a risk that Newmont’s subsidiary, as guarantor, may incur liabilities under these arrangements.

On January 3, 2003 Newmont contributed an additional A$100 million ($US 55.9 million) to AMC pursuant to its obligation under the original investment in return for approximately 167 million additional shares, increasing our ownership percentage to 40.9%. However, due to the conversion by a third-party shareholder of preferred shares to voting common shares, our interest was decreased to 27.8%. In addition, subsequent to year end the A$90 million (approximately $49 million) contingent equity commitment outlined in Note 7 was negotiated into an A$75 million (approximately $41 million) contingent convertible debt and equity facility.

Additionally, there are a number of significant risks related to investments in AMC, including:

•	risks related to the project, which has no operating history;

•	AMC’s substantial dependence on the project;

•	risks related to the magnesium market;

•	financial risks specific to AMC’s business and operations; and

•	AMC’s reliance upon Newmont for financial and operational support.

For additional information on AMC, see the discussion in Item 2, Investment Interests, Australian Magnesium Corporation.

Our Level Of Indebtedness May Affect Our Business

As a result of our recent acquisitions, our level of indebtedness has increased, although indebtedness is a smaller percentage of our total capitalization. From December 31, 2001 to March 31, 2002, the Company’s debt increased from $1.4 billion to $2.3 billion. The level of indebtedness could have important consequences for our operations, including:

•	Newmont may need to use a large portion of the money Newmont earns to repay principal and pay interest on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•	Newmont’s debt level may make us vulnerable to economic downturns and adverse developments in Newmont’s businesses and markets; and

•	Newmont’s debt level may limit our ability to pursue other business opportunities, borrow money for operations or capital in the future or implement our business strategy.

Newmont expects to obtain the funds to pay our expenses and to pay principal and interest on our debt by utilizing cash flow, refinancing existing debt and asset sales. Newmont’s ability to meet these requirements will depend on our future financial performance, which will be affected by financial, business, economic and other factors. Newmont will not be able to control many of these factors, such as economic conditions in the markets in which Newmont operates. Newmont cannot be certain that our future cash flow will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If cash flow is insufficient, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot be sure that we will be able to do so on commercially reasonable terms, if at all.

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

Uncertainties Exist in Integrating the Business Operations of all of Our Recently Acquired Subsidiaries

We intend, to the extent possible, to integrate our operations with those of our recently acquired subsidiaries. Our goal in integrating these operations is to increase earnings and achieve cost savings by taking advantage of the synergies of consolidation and enhanced growth opportunities. We may encounter substantial difficulties integrating these operations, resulting in a delay or the failure to achieve the anticipated synergies and, therefore, the expected increases in earnings. Moreover, the integration process may cause us to incur substantial unanticipated costs as a result of, among other things:

•	the loss of key employees;

•	the possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures among the subsidiaries; and the need to implement, integrate and harmonize various business-specific operating procedures and systems, as well as company-wide financial, accounting, information, and other systems; and

•	the diversion of management’s attention from day-to-day business as a result of the need to deal with integration issues.

For these reasons, Newmont may not complete successfully the necessary integration or realize some or all of the anticipated benefits of the integration. Actual cost savings and synergies may be lower than Newmont currently expects and may take a longer time to achieve than Newmont currently anticipates.

Our Business Depends on Good Relations with Our Employees

Newmont may experience difficulties in integrating labor policies, practices, and strategies with our recently acquired subsidiaries. In addition, problems with or changes affecting employees of one subsidiary may affect relations with employees of other subsidiaries. The process of integrating our recently acquired subsidiaries increases the risk of labor disputes, work stoppages, or other disruptions in production that could adversely affect us. Furthermore, at December 31, 2001, approximately 34 percent of Newmont’s employees (including Franco-Nevada’s and Normandy’s employees) are subject to collective bargaining or similar labor agreements.

Our Earnings also Could be Affected by the Prices for Other Commodities

The revenues and earnings of Newmont also could be affected, to a lesser extent than by the price of gold, by the prices of other commodities such as copper and zinc. The prices of these commodities are affected by numerous factors beyond Newmont’s control. For more information see Item 1, Copper and Zinc, commencing on page 4 above, and Item 2, Properties, commencing on page 14 below.

Title to Some of Our Properties May Be Defective or Challenged

Although we have conducted title reviews of our properties, title review does not necessarily preclude third parties from challenging our title. While Newmont believes that it has satisfactory title to its properties, some risk exists that some titles, particularly titles to undeveloped properties, may be defective or subject to challenge. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims. For information regarding native title or traditional landowner claims, see the discussion under Mineral Rights and Native Title under Item 2, Properties.

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

North America

Nevada

Production

Newmont has been mining gold in Nevada since 1965. Newmont’s Nevada operations include Carlin, located west of Elko on the geological feature known as the Carlin Trend, and the Winnemucca Region, located 80 miles (129 kilometers) to the west of Carlin. The Carlin Trend is the largest gold district discovered in North America in the last 50 years. The Winnemucca Region includes the Twin Creeks mine located near Winnemucca, the Lone Tree Complex located near Battle Mountain, and the Battle Mountain Complex, near Battle Mountain, where there are no currently active mining operations but where studies are ongoing with respect to the feasibility of developing a large gold/copper deposit, known as Phoenix. Following Newmont’s acquisition of Normandy, our Nevada operations also include the Midas mine.

In 2001, ore was mined from nine open-pit deposits and five underground mines, including the Midas mine. Although the Deep Post open pit was mined out at the end of 2000, production from stockpiled ore continued into 2001. Production from the Deep Post underground mine, which is accessed through a decline near the bottom of the pit, commenced in March 2001.

Gold sales from Newmont’s Nevada operations (excluding the Midas mine, which was acquired by Newmont in the Normandy acquisition) totaled approximately 2.7 million equity ounces at a cash cost of $222 per ounce for 2001. The Midas mine sold 138,900 ounces of gold in 2001. Total cash costs per ounce produced were $135.(5)

Underground production will continue to grow at Carlin, as preliminary underground mine development is expected to begin in 2002 at Leeville. Additionally, for the first time, underground mining will occur from the Gold Quarry open pit mine, where development of a small deposit, Chukar, began in January 2002, with production expected in November 2002.

Processing Facilities

Newmont’s operations in Nevada have a number of different ore types and processing techniques. Newmont has developed a linear programming model to determine the best mix of ore types for each processing facility in order to obtain the maximum ounces of gold at the lowest cost from the ores. Approximately 74.6% of Newmont’s 2001 year-end proven and probable gold reserves in Nevada (excluding the Midas mine) were refractory and the balance were oxide. Nevada’s production has increasingly come from higher-cost refractory ores from both deep open pits and underground mines, as near-surface oxide ores have been depleted. Refractory ore treatment facilities are expected to generate approximately 76% of Nevada’s gold production (excluding the Midas mine) in 2002, compared with 65% in 2001, and 68% in 2000.

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

Gold-bearing activated carbon from Carlin’s milling and leaching facilities is processed on site at a central carbon processing plant and adjacent smelting facilities. Separate carbon processing facilities are located in the North and South Areas at Twin Creeks with one smelter in the North Area. Lone Tree has two carbon processing facilities. Material from the Lone Tree carbon processing facilities is smelted at Carlin.

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

Canada

Newmont’s Canadian operations include two underground mines. The Golden Giant mine (100% owned), is located approximately 25 miles (40 kilometers) east of Marathon in Ontario, Canada and has been in production since 1985. The Holloway mine is located approximately 35 miles (56 kilometers) east of Matheson in Ontario, and about 400 miles (644 kilometers) northeast of Golden Giant. The Holloway mine is owned by a joint venture in which Newmont has an 84.65% interest. The remaining 15.35% interest is held by Teddy Bear Valley Mines.

The Golden Giant and Holloway mines together sold 373,100 equity ounces of gold in 2001 at a total cash cost of $192 per ounce.

Also see the TVX Normandy description on page 21 below for information on other Newmont property interests in Canada.

Mexico

Newmont has a 44% interest in La Herradura, which is located in northwest Sonora, Mexico, and operated by the Peñoles group, Mexico’s largest silver producer. The mine is an open pit operation with a two-stage crushing circuit and heap-leach recovery. Mine sales were 124,300 ounces of gold (54,700 equity ounces) in 2001. Total cash costs were $173 per ounce.

South America

Peru

The properties of Minera Yanacocha S.R.L. are located approximately 375 miles (604 kilometers) north of Lima and 28 miles (45 kilometers) north of the city of Cajamarca. Since the discovery of gold ores in 1986, the area has become the largest gold district in South America. Minera Yanacocha began production in 1993. Newmont holds a 51.35% interest in Minera Yanacocha. The remaining interest is held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

Minera Yanacocha has mining rights with respect to a large land position that includes multiple deposits as well as other prospects. Minera Yanacocha’s mining rights were acquired through assignments of concessions granted by the Peruvian government to a related entity. The assignments have a term of 20 years, beginning in the early 1990s, renewable at the option of Minera Yanacocha for another 20 years. In October 2000, Newmont and Buenaventura unitized their land holdings in northern Peru, folding them into Minera Yanacocha. The unitization increased Minera Yanacocha’s land position from 100 to 535 square miles.

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

General

Prior to our acquisition of Normandy, we owned a 50% interest in the Pajingo (Vera/Nancy) Mine discussed below. The remaining 50% interest in Pajingo (Vera/Nancy), and all other Australian properties described in this report, were acquired as part of our acquisition of Normandy.

Mineral Rights and Native Title

In Australia, mineral exploration and mining titles are granted by the individual states or territories. Mineral titles may also be subject to native title legislation. Native title describes the rights of Aboriginal people in land and water according to their traditional laws and customs. In 1992, the High Court of Australia held that Aboriginal people who have maintained a continuing connection with their land according to their traditions and customs may hold native title. Since the High Court's decision, Australia has passed legislation providing for the protection of native title and established procedures for Aboriginal people to claim these rights. The fact that native title is claimed with respect to an area, however, does not necessarily mean that native title exists, and disputes may be resolved by the Federal Court of Australia.

Generally, under native title legislation, all mining titles granted before January 1, 1994 are valid. Titles granted between January 1, 1994 and December 23, 1996, however, are subject to invalidation if they were not obtained in compliance with applicable legislative procedures. Titles granted or renewed after December 23, 1996 and all new titles are also subject to legislative processes that generally give native title claimants the “right to negotiate” with the title applicant for compensation and other conditions. Native title holders do not have a veto over the granting of mining titles, but if agreement cannot be reached, the matter will be referred to arbitration for decision.

Newmont does not expect that native title claims will have a material adverse effect on any of its operations in Australia. Generally, native title is only an issue for Newmont with respect to obtaining new mineral titles or moving from one form of title to another, for example, from an exploration title to a mining title. In these cases, the requirements for negotiation and the possibility of a requirement to pay compensation may result in delay and increased costs for mining in the affected areas.

Kalgoorlie

The Kalgoorlie operations comprise the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth. The mines are managed and run by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick, each of which holds 50%.

The Super Pit is Australia’s largest gold mine, in terms of both gold production and total annual mining volumes. Mt. Charlotte is a large underground gold mine. In 2001, 768,700 ounces of gold (384,400 Normandy ounces) were sold at the combined Kalgoorlie operations. Total cash costs of production were $203 per ounce. The Mt. Charlotte operation closed in December 2001.

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

Golden Grove

Newmont owns 100% of the Golden Grove operation in Western Australia, approximately 217 miles (350 kilometers) north of Perth. The principal product is zinc concentrate. A high precious metal lead concentrate and low precious metal copper concentrate are also produced. Golden Grove has two underground mines at the Scuddles and Gossan Hill deposits, with a combined mining rate of 1.2 million tonnes per year. Golden Grove produced 182,700 tonnes of zinc concentrates containing 82,400 tonnes of payable zinc during the period July 1, 2000 to June 30, 2001. It also produced concentrates containing 24.3 million pounds of copper during the same period.

New Zealand

Newmont acquired an interest in the Martha gold mine as part of the Normandy acquisition. This mine is located within the town of Waihi, located approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand. It is a joint venture between Newmont and Otter Gold Mines Limited. Newmont receives a management fee of 2% of gross revenues from Otter. The long-term future for the Martha operation is based on the recently discovered Favona vein.

Normandy Mining Limited (now known as Newmont Australia Limited), a 100% owned subsidiary of Newmont, owns a 67.06% interest in the Martha Mine. Otter Gold Mines Limited, an 89.9% owned subsidiary of Newmont, owns the remaining 32.94% interest in the Martha Mine. As a result, Newmont now has an approximate 92% interest in the Martha mine.

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

Indonesia

Newmont has two operating properties in Indonesia, Minahasa, a gold operation, and Batu Hijau, a producer of copper/gold concentrates. Newmont owns 80% of Minahasa. The remaining 20% interest is a carried interest held by P.T. Tanjung Serapung, an unrelated Indonesian company. Newmont has a 45% equity interest in Batu Hijau through a partnership with an affiliate of Sumitomo Corporation, which holds a 35% interest. The remaining 20% is a carried interest held by P.T. Pukuafu Indah, an Indonesian company. We account for our investment in Batu Hijau as an equity investment due to each partner’s significant participating rights in the business. Newmont is entitled to 56.25% of production until Newmont recovers the bulk of its investment, including interest.

Newmont’s first project in Indonesia, Minahasa, on the island of Sulawesi, approximately 1,500 miles (2,414 kilometers) northeast of Jakarta, was a Newmont discovery and consisted of a multi-deposit operation. Production began in 1996 and mining was completed in October 2001. It is expected, however, that processing of stockpiled ore from this mine will continue through 2003. In 2001, Minahasa sold 341,500 equity ounces at a total cash cost of $142 per ounce.

Newmont’s second project in Indonesia, Batu Hijau, is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit, which Newmont discovered in 1990. The mine contains reserves of 9.7 billion pounds of copper (5.5 billion equity pounds) and 11 million ounces of gold (6.1 million equity ounces). Development and construction activities began in 1997 and start-up took place in late 1999. In 2001, copper production increased 26% to 657 million pounds (370 million equity pounds), while gold production increased 65% to 524,600 ounces (295,100 equity ounces). Total cash costs in 2001 declined 37% to $0.37 per pound of copper after gold credits.

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

Under Newmont’s Contracts of Work, beginning in the sixth year after mining operations commenced (and continuing through the tenth year), a portion of each project not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals, thereby potentially reducing Newmont’s (and, in the case of Batu Hijau, Newmont’s and Sumitomo’s) ownership in each project to 49% by the end of the tenth year. The price at which such interest would be offered for sale to the Indonesian parties would be the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern.

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

The State Committee and Navoi furnish ore to Zarafshan-Newmont under an ore supply agreement. In late 2000, the ore supply agreement was amended to modify the required grades and pricing structure of the ore supply agreement covering 220 million metric tons of ore. At signing of the amendment, 68.8 million metric tons had already been delivered. Of the remaining 151.2 million metric tons, 48.7 million metric tons, are to be delivered regardless of the gold price, with the price of the ore being dependent on the grade of ore delivered. For the remaining ore (102.5 million metric tons) the grade of ore that the State Committee and Navoi are obligated to provide is dependent on the forecasted gold price as determined by the board of directors of Zarafshan-Newmont, and the price is dependent on the average gold price during the period the ore is processed. Thus, at higher gold prices, the State Committee and Navoi may deliver lower grade ore, but receive a higher price. For 2001, the project sold 444,000 ounces of gold (222,000 equity ounces) at a total cash cost of $136 per ounce.

Turkey

The Ovacik gold mine is located on the western Aegean coast of Turkey and was acquired by Newmont through the acquisition of Normandy. Newmont owns 100% of the mine. The first gold was produced in June 2001. In 2001, Ovacik sold 48,200 ounces of gold. Total cash costs of production were $153 per ounce. The mine is the subject of lawsuits which could result in its closure.

Africa

The Ity gold mine is located in Cote d’Ivoire, West Africa. Normandy, prior to being acquired by Newmont, accepted an offer for the sale of its interest in the Ity gold mine. The sale was finalized on March 7, 2002, for $10.8 million paid at closing and an NSR royalty.

TVX Normandy

TVX Normandy was formed in June 1999 as a strategic alliance between Normandy and TVX Gold. TVX Normandy is 49.9% owned by Normandy and 50.1% owned by TVX Gold. TVX Normandy sold 857,500 ounces (192,400 Normandy ounces) in 2001. Total cash costs of production were $154 per ounce. On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas (a joint venture between the Company and TVX Gold Inc., acquired as part of the Normandy acquisition) to TVX for $180 million in cash and recognized no significant gain or loss on the transaction. Also on January 31, 2002, the combination of Kinross Gold Corporation (“Kinross”), TVX Gold Inc. (“TVX”) and Echo Bay was announced whereby shareholders of Echo Bay and TVX became common shareholders of Kinross.

The principal assets of TVX Normandy are interests in the following operating gold mines in South America and Canada:

•	Paracatu (51% Rio Tinto Limited; 49% economic interest TVX Normandy)

Rio Tinto is the operator of the mine, which is located in Brazil, 149 miles (240 kilometers) southeast of Brasilia. In 2001, Paracatu sold 191,400 ounces of gold. Total cash costs of production were $193 per ounce.

•	Crixas (50% AngloGold; 50% economic interest TVX Normandy)

AngloGold is the operator of the mine, which is located in Brazil, 218 miles (350 kilometers) northwest of Brasilia. In 2001, Crixas sold 203,500 ounces of gold. Total cash costs of production were $109 per ounce.

•	La Coipa (50% Placer Dome; 50% TVX Normandy)

Placer Dome is the operator of the mine, which is located in Northern Chile. In 2001, La Coipa’s gold equivalent sold was 124,800 ounces. Total cash costs of production were $88 per ounce.

•	Musselwhite (68.1% Placer Dome; 31.9% TVX Normandy)

Placer Dome is the operator of the mine, which is located 311 miles (500 kilometers) north of Thunder Bay in northwestern Ontario, Canada. In 2001, Musselwhite sold 229,600 ounces of gold. Total cash costs of production were $189 per ounce.

•	New Britannia (50% High River Gold; 50% TVX Normandy)

TVX Normandy is the operator of the mine, which is located in Snow Lake, Canada, 436 miles (700 kilometers) north of Winnipeg in central Manitoba. In 2001, New Britannia sold 108,200 ounces of gold. Total cash costs of production were $188 per ounce.

Newmont Mining Corporation Operating Statistics

Reflects only operations owned by Newmont Mining Corporation on December 31, 2001

North American Operations

	Nevada(2)			Canada			Other
Year ended December 31,	2001	2000	1999	2001	2000	1999	2001	2000	1999
Tons Mined (000 dry short tons):
Open-Pit	139,000	200,228	221,110	n/a	n/a	n/a	19,030	36,465	33,167
Underground	1,123	943	919	1,607	1,762	1,738	n/a	n/a	n/a
Tons Milled/Processed (000):
Oxide	5,395	5,739	6,757	1,605	1,720	1,727	n/a	n/a	n/a
Refractory	8,844	8,548	8,001	n/a	n/a	n/a	n/a	n/a	n/a
Leach	24,448	25,490	28,022	n/a	n/a	n/a	7,861	16,078	16,541
Average Ore Grade:
Oxide	0.108	0.086	0.116	0.236	0.259	0.284	n/a	n/a	n/a
Refractory	0.218	0.276	0.191	n/a	n/a	n/a	n/a	n/a	n/a
Leach	0.033	0.036	0.031	n/a	n/a	n/a	0.028	0.018	0.018
Average Mill Recovery Rate:
Oxide	70.5%	81.0%	77.4%	95.2%	95.6%	94.4%	n/a	n/a	n/a
Refractory	88.9%	90.4%	87.6%	n/a	n/a	n/a	n/a	n/a	n/a
Equity Ounces Produced (000):
Oxide	433.2	400.2	556.8	348.7	426.9	447.2	n/a	n/a	n/a
Refractory	1,749.3	2,072.6	1,337.6	n/a	n/a	n/a	n/a	n/a	n/a
Leach	514.4	571.2	604.3	n/a	n/a	n/a	147.3	180.9	204.8

Total	2,696.9	3,044.0	2,498.7	348.7	426.9	447.2	147.3	180.9	204.8

Equity Ounces Sold (000)	2,703.2	3,047.9	2,498.7	373.1	490.0	448.7	147.3	180.8	204.8

	Nevada			Canada			Total N. America
	2001	2000	1999	2001	2000	1999	2001	2000	1999
Production Costs Per Ounce:
Direct mining and production costs	$207	$192	$212	$187	$155	$151	$204	$188	$198
Deferred stripping and other costs	11	7	(5)	1	—	—	9	4	(2)

Cash operating costs	218	199	207	188	155	151	213	192	196
Royalties and production taxes	4	4	4	4	5	5	4	5	5

Total cash costs	$222	$203	$211	$192	$160	$156	$217	$197	$201
Reclamation and mine closure costs	4	3	3	6	5	4	5	3	2

Total costs applicable to sales	226	206	214	198	165	160	222	200	203
Depreciation, depletion and amortization(1)	43	41	53	67	75	77	47	47	56

Total production costs	$269	$247	$267	$265	$240	$237	$269	$247	$259

Overseas Operations

	Yanacocha, Peru(1)			Kori Kollo, Bolivia			Zarafshan-Newmont Uzbekistan
Year ended December 31,	2001	2000	1999	2001	2000	1999	2001	2000	1999
Tons Mined (000 dry short tons)	155,707	131,916	105,920	18,444	18,616	19,345	n/a	n/a	n/a
Tons Milled/Processed (000):
Leach	84,738	83,024	61,367	3,853	n/a	n/a	15,354	15,540	14,996
Mill	n/a	n/a	n/a	7,582	7,753	7,613	n/a	n/a	n/a
Average Ore Grade	0.030	0.031	0.037	0.046	0.055	0.057	0.044	0.046	0.056
Average Mill Recovery Rate	n/a	n/a	n/a	61.8%	62.4%	63.8%	n/a	n/a	n/a
Ounces Produced (000)	1,902.5	1,795.4	1,665.8	305.6	273.9	291.4	433.5	498.8	543.0
Equity Ounces Produced (000)	976.9	921.9	850.3	269.0	241.0	256.4	216.7	249.4	271.5
Equity Ounces Sold (000)	983.1	901.2	850.3	274.8	247.7	256.1	222.0	251.4	271.5

	Yanacocha, Peru(1)			Kori Kollo, Bolivia			Zarafshan-Newmont Uzbekistan
	2001	2000	1999	2001	2000	1999	2001	2000	1999
Production Costs Per Ounce:
Direct mining and production costs	$113	$85	$100	$163	$200	$190	$133	$126	$159
Deferred stripping and other costs	(1)	(2)	(1)	(5)	—	—	3	3	2

Cash operating costs	112	83	99	158	200	190	136	129	161
Royalties and production taxes	3	4	4	—	—	—	—	—	—

Total cash costs	$115	$87	$103	$158	$200	$190	$136	$129	$161
Reclamation and mine closure costs	3	3	3	5	15	14	1	1	1

Total costs applicable to sales	118	90	106	163	215	204	137	130	162
Depreciation, depletion and amortization(1)	48	45	43	62	85	89	54	56	56

Total production costs	$166	$135	$149	$225	$300	$293	$191	$186	$218

Newmont Mining Corporation Operating Statistics

	Minahasa, Indonesia			Vera/Nancy, Australia			Batu Hijau, Indonesia
Year ended December 31,	2001	2000	1999	2001	2000	1999	2001	2000	1999
Tons Mined (000 dry short tons)	5,586	6,766	8,449	736	650	404	183,991	156,223	87,903
Tons Milled/Processed (000):
Leach	1,572	1,732	448	n/a	n/a	n/a	n/a	n/a	n/a
Mill	716	753	754	722	681	361	48,358	42,131	—
Average Ore Grade	0.176	0.193	0.334	0.351	0.350	0.387	0.013	0.010	—
Average Mill Recovery Rate	91.4%	92.4%	92.5%	96.9%	96.8%	95.2%	80.3%	77.4%	—
Ounces Produced (000)	326.0	364.3	343.9	247.6	231.3	133.9	533.6	320.1	11.3
Equity Ounces Produced (000)	323.7	364.3	343.9	123.8	115.7	67.0	300.2	180.1	6.3
Equity Ounces Sold (000)	341.5	354.2	343.9	126.0	112.1	65.9	295.1	178.4	6.3

	Minahasa, Indonesia			Vera/Nancy, Australia			Total International(1)
	2001	2000	1999	2001	2000	1999	2001	2000	1999
Production Costs Per Ounce:
Direct mining and production costs	$125	$111	$97	$97	$93	$120	$123	$112	$122
Deferred stripping and other costs	14	19	3	1	—	—	2	3	—

Cash operating costs	139	130	100	98	93	120	125	115	122
Royalties and production taxes	3	3	3	7	6	4	3	2	3

Total cash costs	$142	$133	$103	$105	$99	$124	$128	$117	$125
Reclamation and mine closure costs	3	2	2	1	1	2	3	5	4

Total costs applicable to sales	145	135	105	106	100	126	131	122	129
Depreciation, depletion and amortization(1)	66	75	57	34	38	42	52	56	54

Total production costs	$211	$210	$162	$140	$138	$168	$183	$178	$183

(1)	As restated. See Note 23 to the Company’s Consolidated Financial Statements.
(2)	Restated to include only ore processed. Previously reported mill tons processed included concentrates, an intermediate product derived from processing mined ore.

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. All of the charges and applicable credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. A reconciliation of total cash costs to Costs applicable to sales is provided below, in total and by segment. Total production costs provide an indication of earnings-before-interest expense-and-taxes for Newmont’s share of gold mining properties, when taking into account the average realized price received for gold sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest.

This measure is intended to provide investors with information about cash generating capacities of these mining operations. Newmont management uses this measure for the same purpose and for monitoring the performance of its gold mining operations. This information differs from earnings determined in accordance with GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. This measure was developed in conjunction with gold mining companies associated with the Gold Institute in an effort to provide a level of comparibility; however, Newmont’s measure may not be comparable to similarly titled measures of other companies.

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

For the Year Ended December 31, 2001	Nevada	Golden Giant	Holloway	Total Canada (1)	Mesquite	La Herradura	Total North America
(in millions, except for equity ounces sold and equity cash cost per ounce sold)
Costs applicable to sales per financial statements	$610.9	$54.8	$19.1	$73.9	$20.4	$9.6	$714.8
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—
Reclamation accrual	(10.3)	(1.7)	(0.4)	(2.1)	(1.5)	(0.2)	(14.1)
Other	—	—	—	—	—	—	—

Total cash cost for per ounce calculation	$600.6	$53.1	$18.7	$71.8	$18.9	$9.4	$700.7
Equity ounces sold (000)	2,703.2	283.7	89.4	373.1	92.6	54.7	3,223.6
Equity cash cost per ounce sold	$222	$187	$209	$192	$205	$173	$217

For the Year Ended December 31, 2001	Yanacocha (3)	Kori Kollo	Zarafshan- Newmont, Uzbekistan	Minahasa, Indonesia	Pajingo	Total International (2)(3)	Corporate And Other	Consolidated(3)
(in millions, except for equity ounces sold and equity cash cost per ounce sold)
Costs applicable to sales per financial statements	$233.9	$50.8	$30.4	$49.7	$13.4	$378.2	$(0.2)	$1,092.8
Minority interest in Minera Yanacocha	(117.6)	—	—	—	—	(117.6)	—	(117.6)
Minority interest in Kori Kollo	—	(6.1)	—	—	—	(6.1)	—	(6.1)
Reclamation accrual	(2.9)	(1.4)	(0.2)	(1.0)	(0.2)	(5.7)	—	(19.8)
Other	—	—	—	—	—	—	0.2	0.2

Total cash cost for per ounce calculation	$113.4	$43.3	$30.2	$48.7	$13.2	$248.8	$—	$949.5
Equity ounces sold (000)	983.1	274.8	222.0	341.5	126.0	1,947.4	n/a	5,171.0
Equity cash cost per ounce sold	$115	$158	$136	$142	$105	$128	$—	$184

For the Year Ended December 31, 2000	Nevada	Golden Giant	Holloway	Total Canada (1)	Mesquite	La Herradura	Total North America
(in millions, except for equity ounces sold and equity cash cost per ounce sold)
Costs applicable to sales per financial statements	$625.6	$61.8	$19.4	$81.2	$29.4	$6.8	$743.0
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—
Reclamation accrual	(7.6)	(2.5)	(0.3)	(2.8)	(0.5)	(0.2)	(11.1)
Other	(0.1)	—	—	—	—	—	(0.1)

Total cash cost for per ounce calculation	$617.9	$59.3	$19.1	$78.4	$28.9	$6.6	$731.8
Equity ounces sold (000)	3,047.9	406.6	83.4	490.0	130.3	50.5	3,718.7
Equity cash cost per ounce sold	$203	$146	$229	$160	$221	$131	$197

For the Year Ended December 31, 2000	Yanacocha (3)	Kori Kollo	Zarafshan- Newmont, Uzbekistan	Minahasa, Indonesia	Pajingo	Total International (2)(3)	Corporate And Other	Consolidated(3)
(in millions, except for equity ounces sold and equity cash cost per ounce sold)
Costs applicable to sales per financial statements	$165.4	$67.1	$32.8	$47.6	$11.6	$324.5	$(1.6)	$1,065.9
Minority interest in Minera Yanacocha	(84.7)	—	—	—	—	(84.7)	—	(84.7)
Minority interest in Kori Kollo	—	(7.2)	—	—	—	(7.2)	—	(7.2)
Reclamation accrual	(2.7)	(3.8)	(0.3)	(0.7)	(0.1)	(7.6)	—	(18.7)
Other	0.5	(6.6)	—	—	(0.4)	(6.5)	1.6	(5.0)

Total cash cost for per ounce calculation	$78.5	$49.5	$32.5	$46.9	$11.1	$218.5	$—	$950.3
Equity ounces sold (000)	901.2	247.7	251.4	354.2	112.1	1,866.6	n/a	5,585.3
Equity cash cost per ounce sold	$87	$200	$129	$133	$99	$117	$—	$170

For the Year Ended December 31, 1999	Nevada	Golden Giant	Holloway	Total Canada (1)	Mesquite	La Herradura	Total North America
(in millions, except for equity ounces sold and equity cash cost per ounce sold)
Costs applicable to sales per financial statements	$534.1	$55.3	$19.6	$74.9	$27.5	$6.4	$642.9
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—
Reclamation accrual	(5.7)	(1.7)	(0.2)	(1.9)	—	(0.1)	(7.7)
Other	—	(2.2)	(1.3)	(3.5)	—	—	(3.5)

Total cash cost for per ounce calculation	$528.4	$51.4	$18.1	$69.5	$27.5	$6.3	$631.7
Equity ounces sold (000)	2,498.7	356.0	92.7	448.7	164.6	40.2	3,152.2
Equity cash cost per ounce sold	$211	$144	$198	$156	$167	$159	$201

For the Year Ended December 31, 1999	Yanacocha (3)	Kori Kollo	Zarafshan- Newmont, Uzbekistan	Minahasa, Indonesia	Pajingo	Total International (2)(3)	Corporate And Other	Consolidated(3)
(in millions, except for equity ounces sold and equity cash cost per ounce sold)
Costs applicable to sales per financial statements	$184.6	$68.1	$44.1	$36.1	$8.4	$341.3	$(2.1)	$982.1
Minority interest in Minera Yanacocha	(92.8)	—	—	—	—	(92.8)	—	(92.8)
Minority interest in Kori Kollo	—	(7.1)	—	—	—	(7.1)	—	(7.1)
Reclamation accrual	(2.5)	(3.8)	(0.3)	(0.7)	(0.1)	(7.4)	—	(15.1)
Other	(1.6)	(8.6)	—	—	—	(10.2)	2.1	(11.6)

Total cash cost for per ounce calculation	$87.7	$48.6	$43.8	$35.4	$8.3	$223.8	$—	$855.5
Equity ounces sold (000)	850.3	256.1	271.5	343.9	65.9	1,787.7	n/a	4,939.9
Equity cash cost per ounce sold	$103	$190	$161	$103	$124	$125	$—	$173

(1)	Total Canada includes Golden Giant and Holloway.
(2)	Total International includes Yanacocha, Kori Kollo, Zarafshan-Newmont, Minahasa and Pajingo.
(3)	As restated. See Note 23 to the Company’s Consolidated Financial Statements.

Batu Hijau Copper Production

Twelve months ended Dec. 31,	2001	2000	1999
Dry tons processed (000)	48,358	42,131	5,727
Average copper grade	0.75%	0.72%	0.75%
Average recovery rate	89.2%	87.5%	60.9%
Copper pounds produced (000)	656,954	520,781	48,837
Equity copper pounds produced (000)	369,537	292,939	27,471
Equity copper pounds sold (000)	359,955	294,182	10,220

Batu Hijau Costs		Co-Product Method
Twelve months ended Dec. 31, 2001	By-Product Method	Copper	Gold	Total
Revenue	$251,601	$251,601	$78,198	$329,799
Cash production costs(1)	214,417	163,577	50,840	214,417
By-product credits	(81,709)	(2,679)	(832)	(3,511)

Total Cash Costs	132,708	160,898	50,008	210,906
Noncash costs(1)	61,385	46,830	14,555	61,385

Total Production Costs	$194,093	$207,728	$64,563	$272,291

Pounds of copper sold (000)	359,955
Ounces of gold sold (000)	295.1

Reported cash cost per lb./oz.	$0.37	$0.45	$170
Reported noncash cost per lb./oz.(1)	0.17	0.13	49

Total costs per lb./oz.	$0.54	$0.58	$219

(1) As restated. See Note 16 in the Nusa Tenggara Partnership V.O.F. financial statements.

Royalty Properties

The following is a description of Newmont’s principal royalty interests, all of which were acquired as a result of the Franco-Nevada acquisition. Newmont’s royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont.

North America

Nevada

Goldstrike

Newmont holds various NSR and NPI royalties at the Goldstrike Properties (Betze-Post and Meikle mines) located in the Carlin Trend gold mining area of northern Nevada. The Betze-Post and Meikle mines are owned and operated by a subsidiary of Barrick Gold Corporation.

The Betze-Post mine is a conventional open pit operation. The Betze-Post property consists of various claim blocks and Newmont’s royalty interest in each claim block is different, ranging from 0% to 4% for the NSRs and 0% to 6% for the NPIs.

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

Barrick’s mining sequence from various claim areas will cause fluctuations in Newmont’s royalty receipts. The NSR royalties are based upon gross production from the mine, reduced only by the ancillary costs of smelter charges and transportation costs of about $2 per ounce. The determinants of the revenue received from the NSRs covering the Betze-Post Mine are the number of ounces of gold produced, the spot price of gold, and the cost of shipping and smelting. The Betze-Post Goldstrike NPI began paying in October 1993, the month that the cumulative net profit from the Betze-Post and Goldstrike claims exceeded capital invested in those claims. Net profits are calculated as proceeds less costs. Proceeds equal the number of ounces of gold produced from the Betze-Post and Goldstrike claims and the Meikle mine, multiplied by the spot price of gold on the date gold is credited to Barrick’s account at the refinery. Costs include operating and capital costs as incurred.

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

Newmont’s royalty covers more than 80% of the combined reserves and mineralized material of the deposit, but does not cover a portion of the deposit at the Stillwater mine. The majority of production to date has been from the Stillwater mine. For that reason, the percentage of ore mined from the royalty lands has been lower than the 80% reserve percentage. For the years 1995 through 2000, the average annual percentage of total production from the royalty lands was 52.45%. The percentage of future production from the royalty lands will vary from year to year.

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

Canada

Oil and Gas Interests

Newmont’s oil and gas portfolio contains 1.8 million gross acres of producing and non-producing lands located in western Canada and the Canadian Arctic. The average royalty on these lands is 6%.

Investment Interests

Echo Bay Mines Limited

Normandy owned approximately $72.4 million principal amount of the 11% capital securities due April 2027 of Echo Bay Mines Limited. Echo Bay is a gold company, which produced 667,000 ounces in 2001 from four mines in the United States and Canada.

At September 30, 2001, the principal plus accrued interest on the Echo Bay capital securities owned by Normandy amounted to $115.3 million. In 2002, Newmont converted all its Echo Bay capital securities into Echo Bay common stock and agreed to support the proposed combination of Kinross Gold Corporation, TVX Gold Inc. and Echo Bay. On January 31, 2003 the combination of Kinross Gold Corporation (“Kinross”), TVX Gold Inc. (“TVX”) and Echo Bay was announced. Shareholders of Echo Bay and TVX became common shareholders of Kinross based on the exchange ratios of 0.1733 and 2.1667, respectively. The combination of the three companies was effective February 3, 2003 and includes the exchange of Newmont’s 45.67% interest in Echo Bay for an approximate interest of 13.8% in the new Kinross. Newmont expects to record a gain of approximately $90 million on the sale of Echo Bay. See Note 24 to the Consolidated Financial Statements.

Australian Magnesium Corporation

Newmont has a 22.8% voting interest in Australian Magnesium Corporation (“AMC”), which raised equity to support the development of a project involving a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys. Newmont had an obligation to contribute to AMC A$100 million (approximately $51 million) in equity by January 31, 2003, which was satisfied in the first quarter of 2003. See additional discussion below. In addition, Newmont provided an A$90 million (approximately $46 million) contingency equity commitment in the event the project does not achieve certain specified production and operating criteria by December 2006, which commitment is being renegotiated so as to require that Newmont provide for an A$75 million (approximately $38 million) convertible debt and equity facility. Newmont has also guaranteed a $30 million obligation payable by AMC to Ford Motor Company in the event the project does not meet certain specified production and operating criteria by November 2005. Newmont expects to meet any funding obligations from operating cash flow.

Newmont is guarantor of the $A71 million (approximately $36 million) corporate facility of AMC’s subsidiary, QMC Finance Pty Limited (“QMC”). QMC is a party to a series of foreign exchange contracts. All obligations related to these contracts have been guaranteed by Newmont Australia and certain of its wholly-owned subsidiaries. These contracts are designed to convert the receipt of Euro dollars and US$ revenue from the sale of magnesium into A$ cash flows to cover A$ operating costs and the servicing of A$ denominated debt. The contracts include foreign exchange forward contracts and bought put options. As of December 31, 2001, the fair value of the contracts was a negative US$10.4 million.

        We may face risks related to our investment in AMC. See the discussion in Item 1A, Risk Factors and the discussion in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Australian Magnesium Corporation (AMC).

On January 3, 2003 Newmont contributed an additional A$100 million ($US 55.9 million) to AMC pursuant to its obligation under the original investment in return for approximately 167 million additional shares, increasing our ownership percentage to 40.9%. However, due to the conversion by a third-party shareholder of preferred shares to voting common shares, our interest was decreased to 27.8%. In addition, subsequent to year end the A$90 million (approximately $49 million) contingent equity commitment was negotiated into an A$75 million (approximately $41 million) contingent convertible debt and equity facility.

Lihir Gold

Newmont owns 111.3 million shares of Lihir Gold, representing a 9.74% interest and reflected in marketable securities of Lihir as a cost investment available for sale. Lihir Gold operates a gold mine in Papua New Guinea. During the second quarter of 2002, Newmont sold its investment in Lihir Gold for $84 million and recognized a pre-tax gain of $47 million on the transaction.

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

As a result, Newmont ended 2001 with equity reserves of 59.6 million ounces of gold and 6 billion pounds of copper, representing declines of 10% and 2%, respectively, from year-end 2000. Depletion of 6.7 million ounces from production reflected an overall recovery rate of nearly 80%. As in 2000, reserves were calculated at a gold price of $300 per ounce. Newmont’s 2001 reserves would decline 6.9% to 55.5 million ounces if calculated at a $275 per ounce gold price, while an increase in the gold price to $325 per ounce would increase reserves by 5% to 62.6 million ounces.

At year-end, Newmont’s North American gold reserves were 31.4 million equity ounces (including 29.0 million ounces in Nevada) compared with 35.2 million equity ounces (32.3 million ounces in Nevada) in 2000.

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

Under the Company’s current mining plans, all reserves will be depleted during the terms of the Company’s existing mining licenses or concessions or, where applicable, any assured renewal or extension periods for the licenses or concessions.

With the acquisition in 2002 of Normandy Mining Limited, Newmont has worldwide equity gold reserves of 86.0 million ounces (based on Normandy’s reported reserves as of June 30, 2001). Not included in reserves are Franco-Nevada’s royalty interests, equivalent to 2 million ounces of gold, or Franco-Nevada’s expected 49.5% interest in Echo Bay (equivalent to 1.9 million ounces). Franco-Nevada’s acquisition of an equity interest in Echo Bay is subject to the approval of Echo Bay stockholders and is conditional on regulatory approvals. For more information see Item 2, Properties, on page 29 above.

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

Newmont Mining Corporation

Gold Proven and Probable Reserves(1)—U.S. Units—$300/oz

Reflects only Gold Proven and Probable Reserves owned by Newmont Mining Corporation on  December 31, 2001

	Newmont Share (%)	December 31, 2001					December 31, 2000
		(100%)			Newmont share	Metallurgical Recovery	(100%)			Newmont Share
		Tonnage(2)	Grade	Ounces(3)	Ounces		Tonnage(2)	Grade	Ounces(3)	Ounces
Deposits/Districts		(000 tons)	(oz/ton)	(000)	(000)		(000 tons)	(oz/ton)	(000)	(000)
North America
Nevada(4)
Nevada Open Pit
Carlin North	100.00%	32,612	0.044	1,428	1,428	70%	33,856	0.041	1,402	1,402
Carlin South	100.00%	61,335	0.062	3,829	3,829	65%	75,168	0.059	4,426	4,426
Carlin Rain District	100.00%	13,455	0.026	344	344	61%	13,455	0.026	344	344
Twin Creeks	100.00%	57,443	0.089	5,088	5,088	86%	75,199	0.086	6,436	6,436
Lone Tree Complex	100.00%	29,247	0.065	1,893	1,893	75%	40,847	0.060	2,464	2,464
Phoenix(5)	100.00%	174,177	0.034	5,991	5,991	82%	174,177	0.034	5,991	5,991

Total Nevada Open Pit		368,269	0.050	18,573	18,573		412,702	0.051	21,063	21,063

Nevada Underground
Chukar Footwall	100.00%	278	0.49	138	138	90%
Carlin North Area (incl. Deep Post)	100.00%	10,854	0.56	6,097	6,097	93%	11,324	0.58	6,597	6,597
Carlin Rain District	100.00%	21	0.24	5	5	83%	308	0.27	82	82

Total Nevada Underground		11,153	0.56	6,240	6,240		11,632	0.57	6,679	6,679

Stockpiles and In-Process	100.00%	75,378	0.055	4,143	4,143	76%	92,502	0.049	4,518	4,518

Total Nevada(6)		454,800	0.064	28,956	28,956		516,836	0.062	32,260	32,260

Other North America
Mesquite, California(7)	100.00%	8,424	0.014	118	118	61%	13,689	0.019	263	263
Golden Giant, Ontario(8)	100.00%	3,560	0.29	1,042	1,042	96%	4,779	0.29	1,369	1,369
Holloway, Ontario(9)	89.35%	3,775	0.19	718	641	94%	4,389	0.20	858	758
La Herradura, Mexico(10)	44.00%	47,326	0.030	1,423	626	71%	49,754	0.026	1,306	575

Total Other North America		63,085	0.052	3,301	2,427		72,611	0.052	3,796	2,965

Total North America		517,885	0.062	32,257	31,383		589,447	0.061	36,056	35,225

South America
Minera Yanacocha, Peru
Carachugo/Chaquicocha	51.35%	76,987	0.039	2,993	1,537	69%	141,460	0.033	4,732	2,430
Maqui Maqui	51.35%						7,589	0.025	192	98
San Jose	51.35%	6,484	0.021	139	71	75%	23,388	0.019	453	233
Cerro Yanacocha	51.35%	486,001	0.027	13,045	6,699	72%	534,946	0.026	14,058	7,219
La Quinua (and El Tapado)	51.35%	456,766	0.027	12,533	6,436	73%	455,522	0.026	12,039	6,182
Cerro Negro(5)	51.35%	19,494	0.032	631	324	77%	23,976	0.028	682	350
Cerro Quilish(5)	51.35%	137,736	0.027	3,700	1,900	76%	118,888	0.027	3,251	1,669
In Process	51.35%	34,621	0.033	1,132	581	79%	29,749	0.039	1,146	588

Total Minera Yanacocha(11)		1,218,089	0.028	34,173	17,548		1,335,518	0.027	36,553	18,769

Kori Kollo, Bolivia(12)	88.00%	21,745	0.032	698	614	63%	30,348	0.038	1,148	1,010

Total South America		1,239,834	0.028	34,871	18,162		1,365,866	0.028	37,701	19,779

Australia
Pajingo (Vera Nancy)(13)	50.00%	2,304	0.39	907	453	97%	2,126	0.45	959	480

Total Australia		2,304	0.39	907	453		2,126	0.45	959	480

Asia
Zarafshan-Newmont, Uzbekistan(14)	50.00%	154,934	0.042	6,523	3,261	55%	169,468	0.042	7,158	3,579
Minahasa, Indonesia(15)	94.00%	1,592	0.15	236	222	90%	4,625	0.15	699	670
Batu Hijau, Indonesia-Gold(16)	56.25%	1,000,118	0.011	10,920	6,143	81%	944,460	0.012	11,721	6,593

Total Asia		1,156,644	0.015	17,679	9,626		1,118,553	0.018	19,578	10,842

Total Worldwide—Gold		2,916,667	0.029	85,714	59,624		3,075,992	0.031	94,294	66,326

Newmont Mining Corporation

Copper Proven and Probable Reserves(1)—U.S. Units

Reflects only Copper Proven and Probable Reserves owned by Newmont Mining Corporation on December 31, 2001

	Newmont Share (%)	December 31, 2001					December 31, 2000
		(100%)			Newmont share	Metallurgical Recovery	(100%)			Newmont Share
				Copper(3)	Copper				Copper(3)	Copper
Deposits/Districts		Tonnage(2) (000 tons)	Grade (Cu%)	(million pounds)	(million pounds)		Tonnage(2) (000 tons)	Grade (Cu%)	(million pounds)	(million pounds)
Phoenix, Nevada	100.0%	156,323	0.17%	515	515	85%	156,323	0.17%	515	515
Batu Hijau, Indonesia(17)	56.25%	1,000,118	0.49%	9,749	5,484	92%	944,460	0.53%	9,964	5,605

Total Worldwide—Copper		1,156,441	0.44%	10,264	5,999		1,100,783	0.48%	10,479	6,120

(1)	The term “reserve” means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

The term “economically,” as used in the definition of reserve, implies that profitable extraction or production has been established or analytically demonstrated, in a full feasibility study, to be viable and justifiable under reasonable investment and market assumptions.

The term “legally,” as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist the Company must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a timeframe consistent with the Company’s current mine plans.

The term “proven reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the result of detailed sampling and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.

The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven and probable reserves were calculated using different cutoff grades depending on each deposit’s properties. The term “cut-off grade” means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

(2)	Tonnages are after allowances for losses resulting from mining methods.

(3)	Ounces or pounds are estimates of metal contained in ore tonnages and are before allowances for processing losses. Estimated losses from processing are expressed as recovery rates and represent the estimated amount of metal to be recovered through metallurgical extraction processes.

(4)	Cutoff grades utilized in 2001 were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill cutoffs varied; refractory leach materials not less than 0.024 ounce per ton; refractory mill material not less than 0.055 ounce per ton.

(5)	Deposit is currently undeveloped.

(6)	These reserves are approximately 74.6% refractory in nature, which are not amenable to the direct cyanidation recovery processes currently used for oxide material. Such ore must be oxidized before it is subjected to the normal recovery processes or concentrated for shipment to smelters.

(7)	Mining completed in 2001. Remaining reserves are in-process on the leach pad.

(8)	Calculated using a cut-off grade of 0.15 ounce per ton.

(9)	Percentage reflects Newmont’s equity interest in remaining reserves. In 2000, this percentage was 88.3%. Reserves calculated using a cutoff grade not less than 0.088 ounce per ton.

(10)	Calculated using a cut-off grade of 0.010 ounce per ton. All ore is oxidized.

(11)	Calculated using variable cut-off grades not less than 0.006 ounce of gold per ton. The cutoff grade is a function of both gold and silver content. All ore is oxidized.

(12)	Calculated using a cut-off grade of 0.010 ounce per ton for oxide leach and not less than 0.023 for mill.

(13)	Calculated using a cut-off grade of 0.12 ounce per ton.

(14)	Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. Tonnage and gold content of material available to Zarafshan-Newmont for processing from such designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan. Material is crushed to liberate the gold and leached.

(15)	Percentage reflects Newmont’s economic interest in remaining reserves. In 2000, this percentage was 95.9%.

(16)	Operations commenced in late 1999. Production is in the form of a copper-gold concentrate. Cut-off grade and recoveries vary depending on the gold and copper content. The cut-off grade used for reserve reporting is equivalent to 0.33% copper. Percentage reflects Newmont’s economic interest in remaining reserves, unchanged from 2000.

(17)	The Company modeled the ultimate pit shell and resulting reserve estimation at the Batu Hijau mine using an average copper price of $1.00 per pound. Using a copper price of $0.75 per pound would have resulted in an approximate three percent decrease in the estimated copper reserves that could be recovered from the ultimate pit shell.

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

Resurrection Mining Company: 100% Newmont Owned

Newmont, Resurrection and other defendants were named in lawsuits filed by the State of Colorado under the Superfund Act in 1983, which were subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency, EPA, in 1986. These proceedings sought to compel the defendants to remediate the impacts of pre-existing, historic mining activities near Leadville, Colorado, which date back to the mid-1800’s, and which the government agencies claim are causing substantial environmental problems in the area.

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

In 1991, Dawn’s mining lease was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under CERCLA, and the EPA has initiated a remedial investigation and feasibility study under CERCLA to study environmental conditions and remediation options at the site.

The EPA has asserted that Dawn and Newmont are liable for future reclamation or remediation work at the mine. Dawn does not have sufficient funds to pay for the reclamation plan it proposed, for any alternate plan, or for any future remediation work at the mine. Newmont will vigorously contest any claims as to Newmont’s liability. We cannot reasonably predict the likelihood or outcome of any future action against Dawn or Newmont arising from this matter.

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

Normandy Mining Limited

In a Federal Court action brought by the Australian Securities and Investment Commission, ASIC, against Yandal Gold Pty Ltd., a subsidiary of Normandy, the judge found that the defendants violated the Australian Corporations Law and ordered payment by Edensor Nominees Pty Ltd to ASIC of A$28.5 million for distribution to former Normandy Yandal Operations Limited shareholders. An appeal by Edensor to the Full Court of the Federal Court, to which Normandy became a party on the application of ASIC, was allowed on the basis that the Federal Court lacked jurisdiction to make the order. This decision was successfully appealed to the High Court, which decided that the Full Federal Court was wrong. The High Court held that the Federal Court did have jurisdiction to hear and determine the matter and make orders under the Australian Corporations Law. The High Court sent the matter back to the Full Federal Court, which rejected Edensor’s appeal on the merits. Baring any additional appeal, Edensor will be obligated to pay the A$28.5 million. Normandy previously agreed to pay half of this amount.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Newmont’s executive officers as of March 18, 2002 were:

Name	Age	Office
Wayne W. Murdy	57	Chairman and Chief Executive Officer
Pierre Lassonde	55	Director, President
John A. S. Dow	56	Executive Vice President and Group Executive, Latin America
David H. Francisco	52	Executive Vice President, Operations
Bruce D. Hansen	44	Senior Vice President and Chief Financial Officer
Britt D. Banks	40	Vice President, General Counsel and Secretary
Donald G. Karras	48	Vice President, Taxes
Linda K. Wheeler	48	Vice President and Controller

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

Mr. Lassonde became President of Newmont in February 2002 and was elected a director in March 2002. Previously he served as President and Co-Chief Executive Officer of Franco-Nevada from September 1999 to February 2002 and as President of Franco-Nevada from October 1982 to September 1999. He also served as President and Chief Executive Officer of Euro-Nevada Mining Corporation from 1985 to September 1999, when it amalgamated with Franco-Nevada. He has served as a director of Franco-Nevada since October 1982.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Newmont’s Common Stock is listed and principally traded on the New York Stock Exchange (under the symbol “NEM”) and is also listed in the form of CDI’s (under the trading symbol “NEM”) on the Australian Stock Exchange.(6) Newmont’s Canadian exchangeable shares are listed on the Toronto Stock Exchange (under the symbol “NMC”). The exchangeable shares were issued in connection with the acquisition of Franco-Nevada. The following table sets forth, for the periods indicated, the high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape.

	2001		2000
	High	Low	High	Low
First quarter	$19.24	$14.00	$25.94	$19.13
Second quarter	$24.60	$15.16	$28.38	$20.88
Third quarter	$24.80	$17.97	$21.69	$16.38
Fourth quarter	$25.23	$18.76	$18.25	$12.75

On March 18, 2002, there were outstanding 335,019,544 shares of Newmont’s common stock (including shares represented by CHESS depositary interests), which were held by approximately 26,193 stockholders of record. A dividend of $0.03 per share of common stock outstanding was declared in each quarter of 2000 and 2001 or a total of $0.12 per share per year.

On March 18, 2002, there were outstanding 2,299,980 shares of Newmont’s preferred stock, which was held by approximately 184 stockholders of record. A dividend of $0.8125 per share of common stock outstanding was declared in each quarter of 2000 and 2001 or a total of $3.25 per share per year.

On March 18, 2002, there were outstanding 55,873,669 Canadian exchangeable shares, which were held by approximately 66 holders of record. The exchangeable shares are exchangeable at the option of the holders into Newmont common stock. Holders of exchangeable shares are therefore entitled to receive any dividends that Newmont declares on its common stock in the future.

The determination of the amount of future dividends, however, will be made by Newmont’s Board of Directors from time to time and will depend on Newmont’s future earnings, capital requirements, financial condition and other relevant factors.

(6)	In Australia Newmont is referred to as “Newmont Mining Corporation ARBN 099 065 997 organized in Delaware with limited liability.”

ITEM 6.    SELECTED FINANCIAL DATA

The following statistics are for Newmont before our acquisition of Normandy and Franco-Nevada. They do not include any Normandy or Franco Nevada information.

	2001	2000	1999	1998(2)	1997(2)
	(As restated in millions, except per share)
For the Years Ended December 31,
Sales	$1,666.1	$1,819.0	$1,627.1	$1,730.5	$1,917.7
Income (loss) before cumulative effect of change in accounting principle, net of preferred stock dividend	$(54.1)	$(84.6)	$(119.3)	$(598.3)	$60.5
Net income (loss) applicable to common shares(1)	$(54.1)	$(97.2)	$(119.3)	$(631.2)	$56.8
Income (loss) per common share:
Before cumulative effect of change in accounting principle	$(0.28)	$(0.45)	$(0.62)	$(3.26)	$0.33
Net income (loss) per common share, basic and diluted(1)	$(0.28)	$(0.51)	$(0.62)	$(3.44)	$0.31
Dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12
At December 31,
Total assets	$4,141.7	$4,024.2	$4,043.2 (2)	$4,112.1	$4,785.3
Long-term debt, including current portion	$1,426.9	$1,354.8	$1,391.8 (2)	$1,489.8	$1,512.6
Stockholders’ equity	$1,499.8	$1,540.7	$1,605.8 (2)	$1,740.0	$2,140.3

(1)	Net loss includes the cumulative effect of changing the accounting method for start-up costs of $32.9 million ($0.18 per share), net of tax, in 1998, and for revenue recognition of $12.6 million ($0.06 per share) in 2000.
(2)	As a result of the restatement of the Company’s Consolidated Financial Statements (see Item 7 and Note 23 to the Consolidated Financial Statements), the Consolidated Financial Statements for the years ended December 31, 1998 and 1997 and as of December 31, 1999 are derived from unaudited Consolidated Financial Statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Newmont Mining Corporation and its subsidiaries (collectively, Newmont). The discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. Results for 2000 and 1999 have been restated to reflect the merger with Battle Mountain Gold Company in January 2001 on a pooling-of-interests basis. Results do not reflect the February 2002 acquisitions described below.

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

Restatements and Accounting Changes

As further discussed in Note 23 to the Consolidated Financial Statements, Newmont has determined that certain adjustments are required to restate the Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999 and at December 31, 2001 and 2000. Overall the adjustments increased the net loss for the year ended December 31, 2001 by $23.4 million, or $0.12 per share, decreased the net loss for the year ended December 31, 2000 by $5.2 million, or $0.02 per share, and increased the net loss for the year ended December 31, 1999 by $17.2 million, or $0.09 per share. The adjustments also increased the earnings of the years prior to 1999 by $52.7 million and therefore increased Stockholders’ equity by $19.7 million and $40.7 million at December 31, 2001 and 2000, respectively, including Other comprehensive income of $2.4 million during 2001. These adjustments were necessary (i) to account for a prepaid forward sales contract and a forward purchase contract as a single borrowing; (ii) to correct depreciation rates on certain mining assets at the Company’s subsidiary, Minera Yanacocha; (iii) to record the impact on the Company’s investment in Batu Hijau, accounted for under the equity method, correcting its depreciation and deferred stripping calculations so as to exclude material other than proven and probable reserves; and, (iv) to include depreciation, depletion and amortization as a capitalized cost in inventory in Newmont and its equity investment in Batu Hijau. All amounts in the following discussion have been adjusted for these restatements as appropriate.

Changes in Accounting Principle

Depreciation, depletion and amortization

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, Plant and Mine Development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income during the nine months ended September 30, 2002 by $7.7 million, net of tax of $4.1 million and increased net income per share by $0.02 per share. The effect of the change was to reduce DD&A expense by $1.6 million and $2.4 million in the first and second quarters of 2002, respectively, and increase DD&A expense by $3.4 million in the third quarter of 2002. The effect of the change to net income was a decrease of the net loss of $1.0 million in the first quarter of 2002, an increase in net income of $1.6 million in the second quarter of 2002 and a decrease in net income of $2.2 million in the third quarter of 2002.

The table below presents the pro forma effects of the accounting change on Net loss before cumulative effect of a change in accounting principle had it been in effect for the years ended December 31, 2001, 2000 and 1999:

	Years Ended
(Increase)/decrease to Net loss (in millions)	December 31, 2001	December 31, 2000	December 31, 1999
Depreciation, depletion, and amortization	$2.0	$0.9	$1.6
Income tax expense	(0.7)	(0.3)	(0.5)

Net loss before cumulative effect of a change in accounting principle	$1.3	$0.6	$1.1

Net loss before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00	$0.00

The table below presents the pro forma Net loss applicable to common shares before cumulative effect of a change in accounting principle giving effect to the change discussed above:

	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999

Pro forma net loss applicable to common shares before cumulative effect of a change in accounting principle	$(52.8)	$(84.0)	$(118.2)

Pro forma net loss applicable to common shares before cumulative effect of a change in accounting principle per share, basic and diluted	$(0.27)	$(0.44)	$(0.62)

Summary

Newmont recorded a net loss to common shares of $54.1 million ($0.28 per share) for the year ended December 31, 2001, compared with net losses of $97.2 million ($0.51 per share) and $119.3 million ($0.62 per share) for the years ended December 31, 2000 and 1999, respectively. Results for 2001 included, after-tax, $43.7 million ($0.22 per share) for restructuring and Battle Mountain merger expenses, $57.8 million ($0.30 per share) for asset write-downs, $59.3 million ($0.30 per share) for prior-period income tax benefits, $3.3 million ($0.02 per share) for foreign currency exchange losses and $1.1 million for a gain on written call options.

Results in 2000 included after-tax noncash charges of $75.9 million ($0.39 per share) for asset write-downs, $27.4 million ($0.14 per share) for expenses associated with an acquisition settlement, $23.9 million ($0.12 per share) for losses on marketable securities, $12.6 million ($0.06 per share) for the cumulative effect of accounting changes for revenue recognition, $12.4 million ($0.06 per share) for amortization of put option premiums and $4.0 million ($0.02 per share) for foreign currency exchange losses. Also included were after-tax charges of $6.9 million ($0.04 per share) for merger expenses and a noncash unrealized mark-to-market gain on call option contracts of $17.4 million ($0.09 per share).

For 1999, results included after-tax noncash charges for impairment of an equity investment in Lihir Gold of $46.8 million ($0.24 per share, also net of minority interest), for asset write-downs of $59.2 million ($0.31 per share), for an unrealized mark-to-market loss on call options of $29.1 million ($0.15 per share) and for amortization of put option premiums of $12.0 million ($0.06 per share), partially offset by gains from the sale of exploration properties of $13.6 million ($0.07 per share) and by foreign currency exchange gains of $5.3 million ($0.03 per share).

As a largely unhedged company, Newmont’s realized gold price of $271, $282, and $284 per equity ounce sold in 2001, 2000 and 1999, respectively, closely tracked the spot market price. At December 31, 2001, 2000 and 1999, respectively, less than 1% of Newmont’s proven and probable reserves were subject to derivative contracts. In this environment, Newmont’s focus has been to maximize cash flow through cost efficiencies and disciplined capital spending. Newmont’s Gold Medal Performance program, a company-wide employee-driven effort to systematically reduce costs and improve productivity and cash flow by implementing best practices, has driven this focus over the past two years and was extended to each Battle Mountain operation.

In 2001, gold sales were 5.47 million equity ounces (or ounces attributable to Newmont’s ownership or economic interest), compared to 5.76 million and 4.95 million equity ounces in 2000 and 1999, respectively. Total cash costs of production were $184 per ounce in 2001, $170 per ounce in 2000 and $173 per ounce in 1999. As a result of lower production and average realized prices, cash flow from operations declined to $369.7 million in 2001 from $534.3 million in 2000. Long-term debt, net of cash balances, was $1.3 billion at December 31, 2001 and 2000.

Gold reserves at December 31, 2001 totaled 59.6 million contained equity ounces compared with 66.3 million ounces at December 31, 2000. Reserve calculations for 2001 and 2000 were based on a long-term price assumption of $300 per ounce. A gold price of $275 per ounce could lower reserves approximately 7%, while a $325 per ounce price could increase reserves approximately 5%.

In 2001, copper sales totaled 360 million equity pounds (or pounds attributable to Newmont’s ownership or economic interest), compared with 294 million equity pounds in 2000. Total cash costs were $0.37 and $0.59 per equity pound, after gold sales credits, for 2001 and 2000, respectively. The average realized price in 2001 was $0.70 per pound, compared with $0.82 per pound in 2000. Proven and probable reserves totaled 6.0 billion contained equity pounds of copper at December 31, 2001.

Mergers and Acquisitions

Normandy Mining Limited and Franco-Nevada Mining Corporation Limited

In November 2001, Newmont announced proposed acquisitions of Normandy Mining Limited, an Australian company, and Franco-Nevada Mining Corporation Limited, a Canadian company. On February 16, 2002, Newmont completed the acquisition of Franco-Nevada pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy through a tender offer for all of the ordinary shares in the capital of Normandy. On February 26, 2002, when Newmont’s tender offer for Normandy expired, Newmont had a relevant interest in more than 96% of Normandy’s outstanding shares. Newmont is exercising compulsory acquisition rights under Australian law to acquire all of the remaining shares of Normandy. This process was completed in April 2002. The consideration for Normandy included 3.85 shares of Newmont common stock for every 100 shares of Normandy (including ordinary shares represented by American depositary receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for stockholders outside Australia, net to the seller in cash. Pursuant to a Canadian Plan of Arrangement, Franco-Nevada was acquired in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.80 shares of Newmont common stock or 0.80 of an exchangeable share, exchangeable for Newmont common stock, for each common share of Franco-Nevada held. Newmont issued approximately 197.4 million shares (or share equivalents) in conjunction with these acquisitions, which, including the cash compensation paid, reflect a fair value of approximately $4.3 billion.

Normandy is Australia’s largest gold producer, with over 2 million ounces of gold production annually, and with operations in Australia, the United States, New Zealand, Turkey, Chile, Brazil and Canada. Normandy is also a producer of zinc concentrates and owns interests in companies producing cobalt and magnesium.

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

The acquisitions are being accounted for using the purchase method whereby assets and liabilities will be recorded at fair market value as of the date of acquisition. The excess of the purchase price over such fair value will be recorded as goodwill. Pursuant to Statement of Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill will be assigned to assets acquired and will not be amortized. Goodwill is subject to a determination of fair value at least annually and at such times as events or circumstances indicate impairment has occurred. Newmont expects to incur at least an estimated $90 million of incremental direct costs associated with the acquisitions, which will be capitalized. As of December 31, 2001, Newmont had spent approximately $4.1 million of such acquisition costs. Subsequent to the completion of the acquisitions, it is expected that approximately $70 million of after-tax synergies will be realized in the first full year of operations, increasing to approximately $90 million by the end of the second full year. Such synergies will be obtained from the rationalization of corporate overhead and exploration and development budgets as well as operating efficiencies and costs reductions associated with procurement, interest and tax benefits.

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

Market Conditions and Risks

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and production levels. Based on estimates of Newmont stand-alone 2002 production and expenses, a $10-per-ounce change in the gold price would result in an increase or decrease of approximately $71 million in cash flow from operations and approximately $42 million (about $0.21 per share) in net income. Changes in the market price of copper also affect Newmont’s profitability and cash flow from its equity investment in Batu Hijau. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates. Based on estimates of Newmont stand-alone 2002 production and expenses, a $0.10-per-pound change in the copper price would result in an increase or decrease in net income of approximately $13 million (about $0.07 per share).

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

Following a decline in spot market prices to $253 per ounce in July 1999, Newmont entered into two put and call option contracts to provide a measure of price protection, as described in Note 10. The call options, covering 2.35 million ounces, were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The value of the sales contracts was recorded as deferred revenue and will be included in sales revenue as delivery occurs.

Newmont is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by contracting only with major financial institutions/counterparties.

At December 31, 2001, the following offsetting commodity instruments were outstanding:

	Ounces	Fair Value
	(in millions)
Combination, matched put and call options, expiring 2002-2004	193,067	$3.2
Offsetting combination, matched put and call options, expiring 2002-2004	193,067	(3.2)
Flat forward sales contracts, 2002-2004	64,067	2.0
Forward purchase contracts, 2002-2004	64,067	(2.0)

At December 31, 2001 the Normandy hedge position consisted of derivative contracts covering approximately 8.6 million ounces of gold at an average price of $283 per ounce. At that time, the Normandy hedge position included forward sales, purchased put and convertible put contracts covering 5.8, 1.3 and 1.5 million ounces at net contract prices of $286, $267 and $283, respectively. At December 31, 2001, the mark-to-market value of the combined Normandy hedge position (which includes subsidiaries) represented an approximate liability of $239 million. All prices and values noted above were converted to US dollars at the December 31, 2001, closing exchange rate of A$1.9543/US$1.00.

Foreign Currency

In addition to the U.S., Newmont operates in Canada, Peru, Bolivia, Uzbekistan and Indonesia and has interests in joint ventures in Australia and Mexico. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost and debt structures at these operations are primarily U.S. dollar-denominated, except for the Canadian and Australian operations where such structures are primarily denominated in local currencies. To the extent there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation because local salaries and supply contracts will decrease against the U.S. dollar revenue stream. Foreign currency exchange rate losses primarily related to Canadian and Australian operations were $5.1 million and $6.1 million in 2001 and 2000, respectively, and gains were $8.2 million in 1999.

Interest Rates

At December 31, 2001, Newmont’s long-term debt of $1,426.9 million included $334.6 million of variable-rate debt (which included $200 million of principal tied to fixed-for-floating-interest rate swaps) with an average interest rate of 6.7%, fixed-rate debt of $947.3 million, with an average interest rate of 7.6% and an estimated fair value of $954.3 million, and $145.0 million with respect to the prepaid forward sale obligation (see Note 9 to the Consolidated Financial Statements), with an estimated fair value of $171.6 million. Newmont’s public debt has investment-grade credit ratings from Moody’s Investors Service (Baa3) and Standard & Poor’s Ratings Services (BBB).

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

Critical Accounting Policies

The preparation of Newmont’s Consolidated Financial Statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which Newmont’s financial status depends are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, and/or assumptions of future gold prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which depreciation, depletion and amortization are charged to earnings. As noted above, commodity prices significantly affect Newmont’s profitability and cash flow. In addition, management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties as described below. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Results of Operations

	Equity Ozs. Sold (000)			Total Cash Cost Per Equity Oz.
	2001	2000	1999	2001	2000	1999
North American operations:
Nevada operations	2,703.2	3,047.9	2,498.7	$222	$203	$211
Mesquite, California	92.6	130.3	164.6	205	221	167
La Herradura, Mexico	54.7	50.5	40.2	173	131	159
Golden Giant, Canada	283.7	406.6	356.0	187	146	144
Holloway, Canada	89.4	83.4	92.7	209	229	198
South American operations:
Yanacocha, Peru(1)	983.1	901.2	850.3	115	87	103
Kori Kollo, Bolivia	274.8	247.7	256.1	158	200	190
Zarafshan-Newmont, Uzbekistan	222.0	251.4	271.5	136	129	161
Minahasa, Indonesia	341.5	354.2	343.9	142	133	103
Pajingo, Australia	126.0	112.1	65.9	105	99	124
Batu Hijau, Indonesia	295.1	178.4	6.3	n/a	n/a	n/a

Total/Weighted average(1)	5,466.1	5,763.7	4,946.2	$184	$170	$173

(1)	As restated. See Note 23.

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. A reconciliation of total cash costs to Costs applicable to sales in total and by segment is provided in Item 2, Properties, Operating Statistics on page 26. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of gold mining properties, when taking into account the average realized price received for gold sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest.

This measure is intended to provide investors with information about cash generating capacities of these mining operations. Newmont’s management uses this measure for the same purpose and for monitoring the performance of its gold mining operations. This information differs from earnings determined in accordance with

GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. This measure was developed in conjunction with gold mining companies associated with the Gold Institute in an effort to provide a level of comparability; however, Newmont’s measures may not be comparable to similarly titled measures of other companies.

North American Operations

Newmont’s Nevada operations (along the Carlin Trend near Elko and in the Winnemucca region, where Twin Creeks and the Lone Tree Complex are located) include production from nine open-pit and four underground mines. Oxide ores are processed by milling or heap leaching, depending upon ore grade. The Carlin roaster and Winnemucca region autoclaves process higher-grade refractory ores. The Lone Tree flotation plant processes lower-grade refractory ores. A developed linear program is utilized to determine the best mix of ores for each processing plant to maximize recoveries and economic returns.

Nevada’s sales of 2.7 million ounces in 2001 were 11% lower than in 2000, with the depletion of the Deep Post surface deposit early in 2001 resulting in approximately 300,000 less high-grade, low-cost open pit ounces produced during 2001 than during 2000. This also caused total cash costs to increase to $222 per ounce in 2001. Approximately 139 million tons of material were mined from surface open pits in 2001, down 31% and 37% from 2000 and 1999, respectively. Refractory ore treatment facilities, with higher processing costs than oxide ore mills, generated 65% of Nevada’s production in 2001, as compared to 68% and 54% in 2000 and 1999, respectively. Production and total cash costs in 2002 are expected to remain consistent with 2001 levels.

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

At La Herradura, a 44%-owned, nonoperated heap-leach operation in Sonora, Mexico, Newmont’s equity share of 2001 sales totaled 54,700 ounces at a total cash cost of $173 per ounce. Production in 2002 is expected at approximately 65,000 equity ounces at a total cash cost of $178 per ounce.

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

Production at Yanacocha has grown annually through the discovery and development of reserves and increased mining and processing capacity. During 2001, approximately 156 million tons of material were mined (85 million ore tons and 71 million waste tons), an 18% increase from 2000 and 47% more than in 1999. In late 1999, Yanacocha terminated its contract mining agreement and improved productivity and efficiency by conducting mine operations with its own employees. Yanacocha’s first crushing and agglomeration facility, for the La Quinua deposit, started up late in the third quarter of 2001 and will continue to undergo commissioning adjustments through the first half of 2002, gradually stepping up to its design rate of 132,000 tons per day (120,000 metric tons per day) by the end of June. Production in 2001 was slightly lower than targeted due to slower leach cycle recoveries for gold and short-term bottlenecks in mining fleet utilization and availability during the commissioning of the new crushing facility. In 2002, production is expected to exceed 2.3 million ounces (1.2 million equity ounces) with a full year of production from the La Quinua mine. Total cash costs at Yanacocha are expected to increase to approximately $125 per ounce as the processing of La Quinua ore, which requires crushing and agglomeration before heap leaching, will impact overall costs. By 2003, production from La Quinua is expected to reach over one million ounces annually at a total cash cost of approximately $129 per ounce over the life of the deposit.

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

The Zarafshan-Newmont Joint Venture, in the Central Asian Republic of Uzbekistan, is a 50/50 joint venture between Newmont and two Uzbekistan government entities. Zarafshan-Newmont produces gold by crushing and heap leaching low-grade oxide ore from existing stockpiles at the government-owned Muruntau mine. Gold sales in 2001 totaled 444,000 ounces (222,000 equity ounces) compared with 502,800 ounces (251,400 equity ounces) in 2000 and 542,900 ounces (271,500 equity ounces) in 1999. Total cash costs increased to $136 per ounce from $129 per ounce in 2000 and decreased from $161 per ounce in 1999. The leach pad expansion construction is underway and is scheduled for completion by the end of the first quarter of 2002. Production in 2002 is expected to be consistent with 2001 at approximately 450,000 ounces (225,000 equity ounces), with total cash costs increasing to approximately $169 per ounce primarily from lower foreign exchange gains and higher utility and supply costs associated with the operation of the expanded leach pad.

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

At Pajingo (Vera/Nancy), a 50%-owned joint venture with Normandy, the operator of the underground mine in Queensland, Australia, Newmont’s equity share of 2001 sales totaled 126,000 ounces at a total cash cost of $105 per ounce. Increased sales from 2000 and 1999 resulted from production increases from the completion of a mill expansion project in 1999. Total production in 2002 is expected at approximately 290,000 ounces with cash costs of $82 per ounce.

The Batu Hijau copper/gold mine in Indonesia completed its first full year of production in 2000 following start-up in the fourth quarter of 1999. Newmont holds an indirect 45% equity interest in the mine, but receives 56.25% of production until recouping the bulk of its investment. Copper sales totaled 360.0 million, 294.2 million and 10.2 million equity pounds (or pounds attributable to Newmont's ownership or economic interest) for the years ended December 31, 2001, 2000 and 1999, respectively. Total cash costs were $0.37, $0.59, and $0.84 per pound, after gold by-product credits, for the years ended December 31, 2001, 2000 and 1999, respectively. Gold and silver sales, treated as by-product credits, totaled 295,100, 178,400 and 6,300 ounces of gold and minor amounts of silver for the years ended December 31, 2001, 2000 and 1999. The Company’s equity income from Batu Hijau includes gold and silver revenues that are credited against costs applicable to sales as by-product credits in the determination of net income for each period presented in the Statements of Consolidated Operations and Comprehensive Income (Loss). These by-product credits represented 42%, 27% and 29% of revenues and reduced production costs by 48%, 28% and 20% for the years ended December 31, 2001, 2000 and 1999, respectively. Such by-product credits are expected to continue while ore is being processed which, based on current engineering models, is estimated to be through the end of 2020. These by-product credits are expected to vary from time to time and are significant to the economics of the Batu Hijau operation. At current copper prices, the Batu Hijau operation would not be profitable without these credits. Production in 2002 is expected at between 550 million to 600 million pounds of copper (310 million to 340 million equity pounds) and between 360,000 and 400,000 ounces of gold (200,000 to 225,000 equity ounces). Total cash costs are expected to be approximately $0.43 per pound, after gold sales credits.

Financial Results

Consolidated sales include 100% of Yanacocha and Kori Kollo production and Newmont’s ownership share of production elsewhere, except for Batu Hijau, which is accounted for as an equity investment. Variances in sales revenue are illustrated in the following table:

	Years ended December 31,
	2001	2000	1999
Consolidated sales (in millions)(1)	$1,666.1	$1,819.0	$1,627.1
Consolidated production ozs. sold (in thousands)(1)	6,141.8	6,472.9	5,780.3
Average price received per ounce(1)	$271	$282	$284
Average market price received per ounce	$271	$279	$280

		2001 vs 2000	2000 vs 1999
Increase (decrease) in consolidated sales due to (in millions):
Consolidated production(1)		$(92.3)	$191.2
Average gold price received(1)		(60.6)	0.7

Total		$(152.9)	$191.9

(1)	As restated. See Note 23.

Dividends, interest and other for 2001 included interest income of $3.0 million, down from $10.5 million and $15.4 million in 2000 and 1999, respectively, reflecting lower interest rates during the year. Also included were foreign currency exchange losses of $5.1 million and $6.1 million in 2001 and 2000, respectively, and foreign currency exchange gains of $8.2 million in 1999. Sales of exploration properties generated gains of $3.7 million, $1.6 million and $20.6 million in 2001, 2000 and 1999, respectively.

Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The increase in costs primarily related to higher operating costs at Yanacocha from higher tonnage moved and greater processing and administration costs, partially offset by cost-reduction efforts at all locations.

	Years ended December 31,
	2001	2000	1999
	(In millions)
Costs applicable to sales:
North American operations:
Nevada operations	$610.9	$625.6	$534.1
Mesquite	20.4	29.4	27.5
La Herradura	9.6	6.8	6.4
Golden Giant	54.8	61.8	55.3
Holloway	19.1	19.4	19.6
South American operations:
Yanacocha(1)	233.9	165.4	184.6
Kori Kollo	50.8	67.1	68.1
Zarafshan-Newmont	30.4	32.8	44.1
Minahasa	49.7	47.6	36.1
Pajingo	13.4	11.6	8.4
Other	(0.2)	(1.6)	(2.1)

Total	$1,092.8	$1,065.9	$982.1

(1)	As restated. See Note 23.

Deferred Stripping

In general, mining costs are charged to Costs applicable to sales as incurred. However, at open-pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there may be greater volatility in the Company’s period-to- period results of operations.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Nevada(3)			Mesquite(4)
	2001	2000	1999	2001	2000	1999
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	138.4	145.1	161.4	237.6	120.7	190.7
– Average ore grade (ounces of gold per ton)	0.066	0.066	0.063	0.023	0.018	0.020

Actuals for Year
– Stripping ratio (2)	88.9	106.6	162.2	155.5	180.4	134.2
– Average ore grade (ounces of gold per ton)	0.060	0.060	0.057	0.031	0.016	0.017

Remaining Mine Life (years)	9	10	11	—	1	2

	Minahasa(5)			La Herradura(6)
	2001	2000	1999	2001	2000	1999
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	14.5	19.8	24.0	177.0	144.4	172.6
– Average ore grade (ounces of gold per ton)	0.172	0.195	0.158	0.035	0.032	0.034

Actuals for Year
– Stripping ratio (2)	15.9	16.4	22.4	200.0	228.4	201.7
– Average ore grade (ounces of gold per ton)	0.131	0.205	0.326	0.025	0.024	0.023

Remaining Mine Life (years)	—	1	2	6	7	8

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The life-of-mine stripping ratio decreased during 2000 and 2001 from 1999 reflecting the deferral of open pit projects in response to lower gold prices. The actual stripping ratio during 2000 and 2001 decreased from 1999 due to mining activities in the Twin Creeks pit entering into higher grade ore zones.
(4)	The life-of-mine stripping ratio decreased in 2000 from 1999 and increased in 2001 versus 2000 reflecting significant changes to the mine plan in the final three years of operations. The actual stripping ratio was higher during 2000 in comparison to 1999 as a result of because of clearing additional waste material to access an ore zone.
(5)	The actual and life-of-mine stripping ratios decreased during 2000 and 2001 from 1999 reflecting higher grade ore zones at the bottom of the Mesel pit as mining concluded in the fourth quarter of 2001.
(6)	The increase in the life-of-mine stripping ratio in 2001 versus 2000 is due to an increase in proven and probable reserves, which resulted in a change in the pit design.

Depreciation, depletion and amortization decreased in 2001 primarily as a result of decreased gold production at Nevada, partially offset by the impact of 2000 capital expenditures at Yanacocha. The increase in 2000 primarily resulted from increased gold production in Nevada and Yanacocha.

	Years ended December 31,
	2001	2000	1999
	(In millions, as restated)
Depreciation, depletion and amortization:
North American operations:
Nevada operations	$117.4	$126.4	$132.9
Mesquite	7.5	9.1	7.5
La Herradura	3.2	2.6	2.0
Golden Giant	18.3	25.8	22.9
Holloway	6.5	10.6	12.0
South American operations:
Yanacocha	82.3	68.8	56.2
Kori Kollo	19.5	23.9	25.6
Zarafshan-Newmont	11.9	14.0	15.0
Minahasa	22.8	26.7	19.0
Pajingo	4.3	4.3	2.8
Other	7.9	8.5	6.2

Total	$301.6	$320.7	$302.1

Exploration and research expenses in 2001 were $55.5 million, compared with $77.4 million in 2000 and $74.2 million in 1999. The decrease in 2001 reflected planned reductions as a result of lower gold prices than in previous years and the increased focus on exploration activities at or around existing operations.

Interest expense, net of amounts capitalized was $98.1 million, $106.1 million and $83.2 million in 2001, 2000 and 1999, respectively. Net interest expense in 2001 decreased because of lower average interest rates and higher capitalized interest for Yanacocha.

Expenses for acquisition settlement of $42.2 million in 2000 related to the resolution of a dispute regarding Newmont’s purchase of an additional 13.35% interest in Minera Yanacocha as described in Note 16.

Write-down of assets in 2001 of $57.8 million pre-tax consisted of a reduction in the carrying value of long-lived assets, and inventory reductions and were primarily related to Minahasa ($18.9 million), Nevada ($22.6 million), Kori Kollo ($4.8 million), Yanacocha ($4.1 million), the San Luis property in Colorado ($3.5 million) and other properties ($3.9 million). As described in Note 17, the write-down of long-lived assets represents the excess carrying value of assets compared to fair value, with fair value determined using discounted future cash flow analyses. Such cash flows are based on estimated recoverable ounces, future production and capital costs, and gold price assumptions. Gold price assumptions were $285 per ounce in 2002 and $300 per ounce thereafter. The Minahasa write-down reduced fixed assets by $12.1 million, increased reclamation liabilities by $3.7 million, and reduced ore stockpile and materials and supply inventories by $1.8 million and $1.3 million, respectively. The Nevada write-down reduced ore and in-process inventory by $7.3 million and fixed assets by $4.4 million. The Kori Kollo write-down reduced fixed assets by $4.8 million. The San Luis write-down reduced fixed assets by $2.0 million and materials and supply inventory by $1.5 million. The write-downs had no impact on the scope of these operations and will reduce future pre-tax Costs applicable to sales by $16.9 million and Depreciation, depletion and amortization by $40.9 million based on remaining production as of December 31, 2001, with no impact on future cash flows. The restatement adjustments to capitalize DD&A in inventory (see Note 23) included write-downs of inventory to lower of cost or net realizable value of $16.8 million in 2001. Of this amount, $5.7 million and $5.2 million related to write-downs of stockpile and mill in-process inventories, respectively, at the Nevada operations, $4.1 million related to write-downs of heap leach inventories at Minera Yanacocha and $1.8 million related to inventory write-downs at other operations.

In 2000, the write-down of assets was $75.9 million pre-tax and related to Holloway ($30.8 million), Mesquite ($14.8 million), Nevada operations ($13.5 million), Kori Kollo ($5.6 million), the Mezcala property in Mexico ($6.5 million) the Minahasa mine in Indonesia ($3.1 million), to inventory at the Battle Mountain Complex ($0.7 million) and other properties ($0.9 million). For 2000, gold price assumptions were $285 per ounce in 2001 and $300 per ounce thereafter. The Holloway write-down reduced fixed assets by $30.8 million. The Mesquite write-down reduced leach pad inventory by $9.7 million, deferred stripping by $1.4 million and fixed assets by $3.7 million. The Kori Kollo write-down reduced inventory by $4.9 million and fixed assets by $0.7 million. The write-downs reduced future pre-tax Costs applicable to sales by $16.0 million and Depreciation, depletion and amortization by $52.7 million. The acquisition cost of the Mezcala property was written-off as no future cash flows from the property were anticipated as of December 31, 2000. The restatement adjustments to capitalize DD&A in inventory (see Note 23) included write-downs of inventory to lower of cost or net realizable value of $17.5 million in 2000. Of this amount, $9.6 million and $3.9 million related to write-downs of stockpile and mill in-process inventories, respectively, at the Nevada operations, $3.1 million to write-downs of finished goods inventories at the Minahasa operations and $0.9 million to inventory write-downs at other operations.

In 1999, Battle Mountain’s Crown Jewel project in Washington was written-off ($35.9 million), Nevada stockpile inventories were written-down ($22.7 million) and other operations ($0.6 million). The Crown Jewel write-down related to mine development costs and the remaining carrying value as a result of permitting uncertainties arising from a January 2000 decision from the Washington Pollution Control Hearings Board that reversed its water rights permits and vacated its Clean Water Act certification. In 2001, Newmont disposed of its interest in the Crown Jewel property, but retained a royalty on future production. The restatement adjustments to capitalize DD&A in inventory (see Note 23) included write-downs of inventory to lower of cost or net realizable value of $19.7 million in 1999. Of this amount, $19.2 million related to write-downs of stockpile inventories at the Nevada operations and $0.5 million to write-downs at other operations.

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

Income tax benefit of $59.3 million in 2001 included benefits of tax depletion, utilization of tax loss carry forwards, utilization of foreign tax credits and resolution of tax issues provided for prior to 2001. In 2000, income tax expense was $5.6 million which includes a benefit from tax depletion and a reduction in deferred tax liabilities associated with undistributed earnings of foreign subsidiaries, partially offset by an increase in the deferred tax asset valuation allowance. In 1999, income tax expense was $12.9 million with an effective rate of 36%.

Equity income (loss) and impairment of affiliates included income of $22.5 million from Batu Hijau in 2001, and losses of $17.7 million and $8.9 million in 2000 and 1999, respectively, reflecting the ramp-up in production that commenced in the fourth quarter of 1999. Also included in 1999 were impairments for the equity investment in Lihir Gold of $76.2 million.

Other comprehensive income (loss), net of tax, in 2001 included an $18.3 million gain for temporary changes in the market value of Lihir Gold securities, $3.2 million for losses associated with foreign currency translation adjustments, 1.7 million gain for the cumulative effect of a change in accounting method for derivative instruments, $0.9 million loss for the effective portion of changes in fair value of cash flow hedge instruments and a $0.4 million gain on minimum pension liability adjustment. For 2000, other comprehensive loss, net of tax, included a loss of $1.8 million for foreign currency translation adjustments and a $1.3 million gain for minimum pension liability adjustment.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. The adoption of these standards on January 1, 2002 did not impact Newmont’s historical Consolidated Financial Statements or results of operations. As previously noted, the 2002 acquisitions of Normandy and Franco-Nevada are being accounted for as purchases and a significant portion of the $4.3 billion purchase price will represent goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as prescribed by SFAS No. 144.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model, based on the framework of SFAS No. 121 (“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”), for long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001, and there was no impact upon adoption.

In May 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 nullified SFAS 4, SFAS 44 and SFAS 64 and established that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 145 also amends SFAS Statement No. 13 “Accounting for Leases” to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to various other FASB statements. For the provisions of SFAS 145 relating to the extinguishment of debt, it is effective for fiscal years beginning after May 15, 2002. The provisions relating to SFAS 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002. We do not anticipate any impact upon adoption.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation— Transition and Disclosure” to provide alternative methods for voluntary transition to the fair value based method of accounting for stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years beginning after December 15, 2002 and we do not anticipate any impact in the Company’s financial position or results of operations upon adoption.

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements 5, 57, 107 and Rescission of FASB Interpretation No. 34.” FIN 45 requires recognition and measurement of guarantees entered into or modified beginning on January 1, 2003 and requires expanded disclosure of guarantees as of December 31, 2002. The Company is currently evaluating the impact of FIN 45 on its financial position and results of operations upon adoption.

In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities” which provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 impacts accounting for variable interest entities created after January 31, 2003 and requires expanded disclosure of variable interest entities for financial statements issued after January 31, 2003. The Company is currently evaluating the impact of FIN 46 on its financial position and results of operations upon adoption.

Effective January 1, 2000, Newmont changed its method of accounting, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, to recognize revenue when third-party refined gold is delivered to the customer rather than upon the completion of the production process, or when gold was poured into doré at the mine. As discussed in Note 19, the cumulative effect of the accounting change was a $12.6 million charge to net income, net of tax and minority interest, and included $3.9 million for the Canadian operations, $3.2 million for Minahasa, $2.2 million for Yanacocha, $1.6 million for Zarafshan-Newmont, $1.4 million for Nevada, $0.2 million for Kori Kollo and $0.1 million for Pajingo (Vera/Nancy).

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to recognize derivative instruments on the balance sheet as either assets or liabilities at fair value. As a result, the Company increased Other comprehensive income by $1.7 million, net of tax, for the cumulative effect of the accounting change.

Liquidity and Capital Resources

For the year 2001, cash flow from operating activities of $369.7 million, restricted cash of $40.0 million and net debt borrowings of $70.0 million funded capital expenditures of $390.0 million and dividends of $31.0 million. On a stand-alone basis, Newmont expects to generate approximately 35% to 40% more cash from operations in 2002 at current gold prices. Following the Normandy and Franco-Nevada acquisitions, Newmont expects to have increased financial liquidity at current gold prices with an estimated net-debt to total-capitalization ratio of 24% and to fund capital expenditures from operating cash flow.

Investing Activities

Batu Hijau

As discussed above and in Note 6, Newmont has an indirect 45% interest in the Batu Hijau mine in Indonesia and its partner, an affiliate of Sumitomo Corporation, has an indirect 35% interest. Because Newmont and Sumitomo carried the interest of the 20% Indonesian partner, Newmont recognizes 56.25% of Batu Hijau’s income until recouping the bulk of its investment. At December 31, 2001 and 2000, Newmont’s investment in Batu Hijau was $543.3 million and $521.6 million, respectively.

Newmont and Sumitomo have a contingent obligation to provide a $125 million support facility on a pro-rata basis, if required. During 2001, Newmont advanced approximately $9.0 million to Batu Hijau under the contingent support facility and received $8.4 million in principal repayments associated with an existing shareholder loan. Newmont and Sumitomo will be required to provide additional funds under the contingent support facility during 2002. The amount of this contingent support will depend upon copper and gold prices, necessary capital expenditures at Batu Hijau, and required principal and interest payments. The $1.0 billion project financing facility entered into in July 1997 (“Senior Debt”) was fully utilized as of December 31, 2000, and the balance outstanding at December 31, 2001 was $913 million. This loan became non-recourse to Newmont when project completion tests were met in October 2000. Semi-annual debt repayments of $43.5 million commenced in May 2001.

Australian Magnesium Corporation

Newmont has a 22.8% voting interest in Australian Magnesium Corporation (“AMC”), which raised equity to support the development of a project involving a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys. Newmont has an obligation to contribute to AMC A$100 million (approximately $51 million) in equity by January 31, 2003, which was satisfied in the first quarter of 2003. See additional discussion below. In addition, Newmont provided an A$90 million (approximately $46 million) contingency equity commitment in the event the project does not achieve certain specified production and operating criteria by December 2006, which commitment is being renegotiated so as to require that Newmont provide for an A$75 million convertible debt and equity facility. Newmont has also guaranteed a $30 million obligation payable by AMC to Ford Motor Company in the event the project does not meet certain specified production and operating criteria by November 2005. Newmont expects to meet any funding obligations from operating cash flow.

Newmont is guarantor of the $A71 million (approximately $36 million) corporate facility of AMC’s subsidiary, QMC Finance Pty Limited (“QMC”). QMC is a party to a series of foreign exchange contracts. All obligations related to these contracts have been guaranteed by Newmont Australia and certain of its wholly-owned subsidiaries. These contracts are designed to convert the receipt of Euro dollars and US$ revenue from the sale of magnesium into A$ cash flows to cover A$ operating costs and the servicing of A$ denominated debt. The contracts include foreign exchange forward contracts and bought put options. As of December 31, 2001, the fair value of the contracts was a negative US$10.4 million.

On January 3, 2003 Newmont contributed an additional A$100 million ($US 55.9 million) to AMC pursuant to its obligation under the original investment in return for approximately 167 million additional shares, increasing our ownership percentage to 40.9%. However, due to the conversion by a third-party shareholder of preferred shares to voting common shares, our interest was decreased to 27.8%. In addition, subsequent to year end the A$90 million (approximately $49 million) contingent equity commitment outlined in Note 7 was negotiated into an A$75 million (approximately $41 million) contingent convertible debt and equity facility.

Capital Expenditures

Capital expenditures decreased in 2001 from 2000 primarily from the completion of the development of the Deep Post underground mine in early 2001 and reduced stripping activity in Nevada.

	Years Ended December 31,
	2001	2000	1999
	(In millions)
Capital expenditures:
North American operations:
Nevada operations	$47.1	$65.7	$38.8
Mesquite	0.4	0.8	1.2
La Herradura	0.9	3.0	5.0
Golden Giant	7.1	14.9	9.7
Holloway	1.5	5.5	3.9
South American operations:
Yanacocha (100%)	276.9	276.9	126.3
Kori Kollo	10.5	7.8	7.0
Zarafshan-Newmont	20.4	4.3	3.2
Minahasa	—	0.5	8.5
Pajingo	7.3	4.9	10.2
Other projects and capitalized interest	17.9	3.1	27.8

Total	$390.0	$387.4	$241.6

In 2001, capital expenditures in Nevada included deferred mine development ($15.7 million, primarily for the Deep Post underground mine), mine facilities at Deep Post ($9.9 million), mining equipment ($6.3 million), development of the Phoenix project ($4.1 million) and other replacement capital. Yanacocha capital expenditures included the La Quinua mine ($128.4 million), Yanacocha leach pad operations ($44.9 million), mining equipment ($44.3 million), Carachugo leach pad operations ($19.3 million) and other replacement capital. Capital expenditures at Zarafshan-Newmont included $19 million for heap leach pad expansion and associated conveyor support facility.

In 2000, capital expenditures in Nevada included deferred mine development ($27.5 million, primarily for the Deep Post underground mine), development of the Phoenix project ($9.8 million), mining equipment ($10.1 million) and other replacement capital. Yanacocha capital expenditures included the La Quinua mine ($144.2 million), unitization of regional properties ($45.7 million), leach pad expansion ($30.8 million), mine development ($30.0 million) and other replacement capital.

During 1999, capital expenditures in Nevada included deferred mine development ($15.1 million), development of the Phoenix project ($12.8 million), refractory leach pads ($5.8 million) and other ongoing capital requirements. Yanacocha capital expenditures included costs to convert to owner mining ($58.3 million), leach pad expansion ($41.2 million) and development drilling and mine development ($18.0 million).

Capital requirements for 2002 will be determined following completion of the acquisitions of Normandy and Franco-Nevada. Newmont expects to spend approximately $210 million at Yanacocha (primarily for leach pad construction at the La Quinua and Carachugo sites, surface mine development, and a site water management plan), $95 million in Nevada (primarily for development of the Leeville underground mine, further development of the Deep Post underground mine, the Gold Quarry expansion and deferred stripping) and $10 million at Zarafshan-Newmont (primarily for leach pad expansion and waste stripping). Newmont expects to fund 2002 capital expenditures from operating cash flow.

Other

In 2000, Battle Mountain received shares of Lihir Gold as a result of its merger with Niugini Mining as described in Note 1, a portion of which were in exchange for Niugini’s $54.7 million in cash. In 1999, Newmont’s affiliates received $14.1 million from the sale of two exploration properties and $11.9 million from the sale of an investment in First Toronto Investments Limited, and paid an $11.0 million liquidating dividend related to the sale of the New World project in Montana.

Financing Activities

Newmont’s $1.0 billion revolving credit facility, entered into June 1997, was replaced in October 2001 with two unsecured multicurrency revolving credit facilities with a consortium of banks: a $200 million facility with an initial term of 364 days, which may be extended annually to October 2006; and a $400 million revolving facility which matures in October 2006. Interest rates and facility fees vary based on Newmont’s credit rating. Borrowings under the facilities bear interest equal to either the London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.77% to 1.25% or the greater of the federal funds rate or the lead bank’s prime rate. Annual fees vary from 0.10% to 0.30%. At December 31, 2001, the fees were 0.15% and 0.175% of the commitment for the $200 million and the $400 million facility, respectively. The facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization, debt-to- “earnings before interest, taxes, depreciation, depletion and amortization,” incurring liens and transactions with affiliates. There were no borrowings under the new facilities at December 31, 2001. Newmont is in compliance with all financial debt covenants.

In July 1999, the Company entered into a prepaid forward gold sales contract (the “Prepaid Forward”) and a forward gold purchase contract (the “Forward Purchase”). Under the Prepaid Forward, the Company agreed to sell 483,333 ounces of gold, to be delivered in June of each of 2005, 2006 and 2007 in annual installments of 161,111 ounces (the “Annual Delivery Requirements”). The Company also agreed under the Prepaid Forward to deliver semi-annually 17,951 ounces of gold, beginning June 2000 through June 2007 (the “Semi-Annual Delivery Requirements”) for a total gold delivery obligation over the life of the Prepaid Forward of 752,598 ounces. At the time the Prepaid Forward was entered into, the Company received net proceeds of $137.2 million ($145.0 million of gross proceeds before transaction costs of $653,000 and the purchase of a $7.1 million surety bond to guarantee delivery of the Annual Delivery Requirements). The Company may also be entitled to receive additional proceeds in the future in connection with the annual deliveries of 161,111 ounces, to be determined at each delivery date based on the excess, if any, of the then market price for gold (up to a maximum of $380 per ounce) over $300 per ounce.

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

The transaction has been accounted for as a single borrowing of $145 million, with interest accruing, based on an effective interest rate recognized over the full term of the borrowing (See Note 9 to the Consolidated Financial Statements).

In May 2001, Newmont issued $275 million of public unsecured notes due May 2011 bearing an annual interest rate of 8.625%. Proceeds of $272 million, after transaction costs, were used to repay debt outstanding under Newmont’s revolving credit facility, with the remainder for general corporate purposes. Interest is payable semi-annually in May and November and the notes are redeemable prior to maturity under certain conditions. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the notes.

In December 2000, Zarafshan-Newmont obtained a $30 million additional facility, expiring in 2007, with the European Bank for Reconstruction and Development to be used to expand leach pad capacity. The interest rate on this facility is based on the three-month LIBOR plus 3.25%. At December 31, 2001, $30 million ($15 million Newmont’s share) was outstanding and no borrowings were outstanding at December 31, 2000. Newmont guarantees 50% of borrowings under this facility.

Battle Mountain Canada had $87.1 million outstanding at December 31, 2000 under a loan agreement with the Canadian Imperial Bank of Commerce. In January 2001, subsequent to the merger with Battle Mountain, Newmont repaid this loan with $40 million of restricted cash and with borrowings from its revolving credit facility.

Scheduled minimum long-term debt repayments associated with stand-alone Newmont financing facilities at December 31, 2001 are $192.1 million in 2002. Newmont expects to fund maturities of its debt from operating cash flow, by refinancing the debt as it becomes due, and subsequent to the acquisitions of Normandy and Franco-Nevada, from combined cash balances.

On March 18, 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of the outstanding 8 7/8% Senior Notes due 2008 of Normandy Yandal Operations Limited, an indirect wholly-owned subsidiary of Newmont. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between Normandy Yandal and the Bank of New York, as Trustee. The Indenture requires that Normandy Yandal, following a “Change of Control” as defined in the Indenture, make an offer (a “Change of Control Offer”) to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture can be read to the contrary, Newmont is taking the position that a Change of Control occurred on February 20, 2002 when Newmont acquired control of Normandy Mining Limited of which Normandy Yandal is an indirect, wholly-owned subsidiary. The Indenture provides that Normandy Yandal is not required to make the Change of Control Offer if a third party makes the offer. Newmont’s offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to Normandy Yandal. The Change of Control Offer is open until May 14, 2002, unless extended. At this time, Newmont cannot reasonably predict the outcome of the Change of Control Offer or the amount Newmont will be required to pay under the Change of Control Offer.

In conjunction with the Battle Mountain merger in January 2001, Newmont issued 24.1 million shares of Newmont common stock and 2.3 million shares of $3.25 convertible preferred Newmont stock. The preferred stock is convertible into shares of Newmont common stock at any time at a conversion ratio of 0.5 share of Newmont common stock. Holders of Newmont convertible preferred stock are entitled to receive, when, as and if declared by Newmont’s board of directors, an annual cash dividend of $3.25 per share, or $7.5 million for all shares, payable in equal quarterly installments.

In conjunction with the acquisitions of Franco-Nevada and Normandy, Newmont will issue approximately 194 million shares (including share equivalents). The A$0.50 per share cash portion of the Normandy purchase price will total approximately $465 million. Following the acquisitions, combined debt, net of cash balances, is expected to total approximately $2.2 billion.

Developments in Indonesia

Newmont operates the Minahasa mine on the island of Sulawesi and the Batu Hijau mine on the island of Sumbawa. Both are in remote locations and have been largely unaffected by civil unrest coinciding with the recent period of political and social change in Indonesia. Both mines operate under Contracts of Work issued by the central government. Indonesia’s government has publicly expressed its intention to uphold existing Contracts of Work. Newmont continues to work with the local government and community leaders during this period of change.

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

Newmont spent $8.1 million, $18.7 million and $20.3 million in 2001, 2000 and 1999, respectively, for environmental obligations related to former mining sites discussed in Note 22, and expects to spend approximately $8.5 million in 2002 on a Newmont stand-alone basis. In 2000 and 1999, the remediation liability associated with the San Luis property in Colorado was increased $13.2 million and $9.5 million, respectively. At December 31, 2001, $57.3 million was accrued for total estimated future costs associated with all such obligations. It is reasonably possible that the ultimate liability may be as much as 50% greater or 30% lower than the amount accrued at December 31, 2001. Environmental obligations are continuously monitored and reviewed and, although Newmont believes that its reserves are adequate, as additional facts become known, further provisions may be required.

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

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Forward-Looking Statements in Item 1, Business, commencing on page 8.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Stockholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Notes 2 and 19 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2000 and its method of accounting for derivative instruments and hedging activities on January 1, 2001.

As explained in Notes 1 and 23 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2001, 2000, and 1999.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Denver, Colorado

February 13, 2003

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

As Restated. See Note 23.

	Years Ended December 31,
	2001	2000	1999
	(In thousands, except per share)
Sales and other income
Sales	$1,666,108	$1,819,005	$1,627,083
Dividends, interest and other income	7,985	10,281	47,985

	1,674,093	1,829,286	1,675,068

Costs and expenses
Costs applicable to sales	1,092,825	1,065,853	982,121
Depreciation, depletion and amortization	301,563	320,697	302,088
Exploration and research	55,528	77,377	74,213
General and administrative	61,153	63,657	68,330
Interest, net of capitalized interest	98,080	106,120	83,185
Expenses for acquisition settlement	—	42,181	—
Write-down of assets	57,816	75,913	59,208
Merger and restructuring	60,510	6,897	—
Other	11,466	34,606	25,980

	1,738,941	1,793,301	1,595,125

Operating income (loss)	(64,848)	35,985	79,943
Gain (loss) on written call options	1,797	26,796	(44,821)
Loss on marketable securities of Lihir	—	(23,863)	—

Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect of a change in accounting principle	(63,051)	38,918	35,122
Income tax benefit (expense)	59,268	(5,554)	(12,883)
Minority interest in income of affiliates	(65,374)	(92,814)	(44,141)
Equity income (loss) and impairment of affiliates	22,513	(17,690)	(89,877)

Net loss before cumulative effect of a change in accounting principle	(46,644)	(77,140)	(111,779)
Cumulative effect of a change in accounting principle, net	—	(12,572)	—

Net loss	$(46,644)	$(89,712)	$(111,779)
Preferred stock dividends	(7,475)	(7,475)	(7,475)

Net loss applicable to common shares	$(54,119)	$(97,187)	$(119,254)

Net loss	$(46,644)	$(89,712)	$(111,779)
Other comprehensive income (loss)	16,340	(526)	(3,988)

Comprehensive loss	$(30,304)	$(90,238)	$(115,767)

Net loss before cumulative effect of a change in accounting principle per common share, basic and diluted	$(0.28)	$(0.45)	$(0.62)
Cumulative effect of a change in accounting principle per common share, basic and diluted	—	(0.06)	—

Net loss per common share, basic and diluted	$(0.28)	$(0.51)	$(0.62)

Basic and diluted weighted average common shares outstanding	195,059	192,218	191,602

The accompanying notes are an integral part of these statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

As Restated. See Note 23.

	At December 31,
	2001	2000
	(In thousands, except shares and per share)
ASSETS
Cash and cash equivalents	$149,431	$77,558
Short-term investments	8,185	7,084
Accounts receivable	19,088	29,281
Inventories	452,114	462,125
Prepaid taxes	29,229	46,307
Marketable securities of Lihir	66,918	37,879
Current portion of deferred stripping costs	71,486	44,319
Current portion of deferred income tax assets	7,792	7,334
Other current assets	42,780	43,395

Current assets	847,023	755,282
Property, plant and mine development, net	2,107,247	2,060,833
Investment in Batu Hijau	543,324	521,551
Deferred stripping costs	20,145	84,722
Long-term inventory	117,692	166,357
Deferred income tax assets	403,447	299,863
Restricted cash	—	41,968
Other long-term assets	102,810	93,639

Total assets	$4,141,688	$4,024,215

LIABILITIES
Short-term borrowings	$—	$10,000
Current portion of long-term debt	192,151	70,447
Accounts payable	80,884	87,757
Current portion of deferred income tax liabilities	32,919	34,816
Other accrued liabilities	214,065	227,704

Current liabilities	520,019	430,724
Long-term debt	1,234,718	1,274,390
Deferred revenue from sale of future production	53,841	—
Reclamation and remediation liabilities	176,934	160,548
Fair value of written call options	—	55,638
Deferred income tax liabilities	140,800	116,809
Payroll and related benefits	159,542	135,329
Other long-term liabilities	93,220	106,899

Total liabilities	2,379,074	2,280,337

Commitments and contingencies (See Note 10 and 22)
Minority interest in affiliates	262,848	203,158

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $5.00 par value, 2.3 million authorized and issued	11,500	11,500
Common stock—$1.60 par value; 250 million shares authorized; 196.3 million and 195.2 million shares issued, less 150 thousand and 157 thousand treasury shares, respectively	313,881	312,107
Additional paid-in capital	1,458,369	1,463,318
Accumulated other comprehensive loss	(9,448)	(25,788)
Retained deficit	(274,536)	(220,417)

Total stockholders’ equity	1,499,766	1,540,720

Total liabilities and stockholders’ equity	$4,141,688	$4,024,215

The accompanying notes are an integral part of these statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

As Restated. See Note 23.

	Convertible Preferred Amount	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)
		Shares	Amount
	(In thousands)
Balance at December 31, 1998	$11,500	190,759	$305,213	$1,448,548	$(21,274)	$(3,976)
Shares issued under retirement savings plans	—	384	614	7,186	—	—
Shares issued under stock compensation plans	—	69	110	1,230	—	—
Shares exchanged	—	329	527	(527)	—	—
Net loss	—	—	—	—	—	(111,779)
Common stock dividends	—	—	—	(20,097)	—	—
Preferred stock dividends	—	—	—	—	—	(7,475)
Other	—	—	—	26	(3,988)	—

Balance at December 31, 1999	11,500	191,541	306,464	1,436,366	(25,262)	(123,230)
Shares issued under retirement savings plans	—	408	825	9,547	—	—
Shares issued under stock compensation plans	—	216	193	2,195	—	—
Shares exchanged	—	263	420	(420)	—	—
Shares issued for acquisition settlement	—	2,628	4,205	35,795	—	—
Net loss	—	—	—	—	—	(89,712)
Common stock dividends	—	—	—	(20,165)	—	—
Preferred stock dividends	—	—	—	—	—	(7,475)
Other	—	—	—	—	(526)	—

Balance at December 31, 2000	11,500	195,056	312,107	1,463,318	(25,788)	(220,417)
Shares issued under retirement savings plans	—	401	640	6,918	—	—
Shares issued under stock compensation plans	—	708	1,134	11,630	—	—
Net loss	—	—	—	—	—	(46,644)
Common stock dividends	—	—	—	(23,497)	—	—
Preferred stock dividends	—	—	—	—	—	(7,475)
Unrealized gain on marketable equity securities	—	—	—	—	18,290	—
Other	—	—	—	—	(1,950)	—

Balance at December 31, 2001	$11,500	196,165	$313,881	$1,458,369	$(9,448)	$(274,536)

The accompanying notes are an integral part of these statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

As Restated. See Note 23.

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Operating Activities
Net loss	$(46,644)	$(89,712)	$(111,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	301,563	320,697	302,088
Amortization of deferred stripping costs, net	37,410	69,577	9,662
Deferred tax benefit	(91,487)	(64,886)	(71,789)
Noncash merger and restructuring expenses	14,667	—	—
(Gain) loss on written call options	(1,797)	(26,796)	44,821
Loss on marketable securities of Lihir	—	23,863	—
Stock issued for acquisition settlement	—	40,000	—
Write-down of assets	57,816	75,913	59,108
Amortization of put option premiums	—	19,149	18,465
Cumulative effect of change in accounting principle	—	12,572	—
Foreign currency exchange (gain) loss	5,088	6,177	(8,214)
Minority interest, net of dividends	60,029	63,010	5,307
Undistributed (gains) losses of affiliated company	(22,275)	17,690	89,877
(Gain) loss on asset sales and other	(5,402)	(3,015)	(24,502)
(Increase) decrease in operating assets:
Accounts receivable	5,278	(8,337)	32,482
Inventories	35,547	(21,249)	(21,733)
Other assets	16,128	(20,256)	(1,947)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(15,099)	57,013	63,696
Other liabilities	18,848	62,857	37,001

Net cash provided by operating activities	369,670	534,267	422,543

Investing Activities
Additions to property, plant and mine development	(389,964)	(387,437)	(241,568)
Advances to Batu Hijau, net	(209)	(100,389)	(158,878)
Repayments from joint ventures and affiliates	—	21,562	19,873
Cash effect of affiliate merger	—	(54,700)	—
Proceeds from asset sales and other	5,146	10,480	42,689

Net cash used in investing activities	(385,027)	(510,484)	(337,884)

Financing Activities
Proceeds from short-term debt	—	10,000	—
Repayments of short-term debt	(10,000)	—	(14,850)
Proceeds from long-term debt	1,021,650	497,000	314,198
Repayments of long-term debt	(941,644)	(543,631)	(431,744)
Dividends paid on common and preferred stock	(30,972)	(27,640)	(27,572)
Decrease (increase) in restricted cash	40,000	(2,146)	(31,045)
Proceeds from stock issuances and other	6,052	1,035	(1,017)

Net cash provided by (used in) financing activities	85,086	(65,382)	(192,030)

Effect of exchange rate changes on cash	2,144	(3,675)	(5,795)

Net change in cash and cash equivalents	71,873	(45,274)	(113,166)
Cash and cash equivalents at beginning of year	77,558	122,832	235,998

Cash and cash equivalents at end of year	$149,431	$77,558	$122,832

See Note 20 for cash flow information.

The accompanying notes are an integral part of these statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    THE COMPANY

Newmont Mining Corporation and its subsidiaries (collectively, “NMC” or the “Company”) is a worldwide company engaged in the production of gold, exploration for gold and acquisition of gold properties. The Company also has an interest in a copper/gold mine that commenced production in late 1999. These consolidated financial statements give effect to the NMC/Battle Mountain merger in January 2001. Results do not reflect the February 2002 acquisitions described below.

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

Restatements

As further discussed in Note 23, Newmont has determined that certain adjustments are required to restate the Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999 and at December 31, 2001 and 2002. Overall the adjustments increased the net loss in the year ended December 31, 2001 by $23.4 million, or $0.12 per share, decreased net loss for the year ended December 31, 2000 by $5.2 million, or $0.02 per share, and increased net loss for the year ended December 31, 1999 by $17.2 million, or $0.09 per share, respectively. The adjustments also increased the earnings of the years prior to 1999 by $52.7 million and therefore increased Stockholders’ equity by $19.7 million and $40.7 million at December 31, 2001 and 2000, respectively, including Other comprehensive income of $2.4 million during 2001. These adjustments were necessary (i) to account for a prepaid forward sales contract and a forward purchase contract as a single borrowing; (ii) to correct depreciation rates on certain mining assets at the Company’s subsidiary, Minera Yanacocha; (iii) to record the impact in the Company’s investment in Batu Hijau, accounted for under the equity method, correcting its depreciation and deferred stripping calculations so as to exclude material other then proven and probable reserves; and (iv) to include depreciation depletion and amortization as a capitalized cost in inventory in both Newmont and its equity investment in Batu Hijau. See Note 23 for a detailed description of the effects of this restatement. All amounts in the accompanying footnotes have been adjusted for these restatements as appropriate.

Normandy Mining Limited and Franco-Nevada Mining Corporation Limited Acquisitions

In November 2001, the Company announced proposed acquisitions of Normandy Mining Limited (“Normandy”), an Australian company, and Franco-Nevada Mining Corporation Limited (“Franco-Nevada”), a Canadian company. See further discussion at Note 24.

Battle Mountain Merger

On January 10, 2001, the Company completed a merger with Battle Mountain Gold Company (“Battle Mountain”) pursuant to an agreement and plan of merger, dated as of June 21, 2000, under which each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive 0.105 shares of NMC, resulting in the issuance of approximately 24.1 million shares. The Company also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The merger was accounted for as a pooling of interests, and as such, the Consolidated Financial Statements include Battle Mountain’s financial data as if Battle Mountain had always been part of NMC.

The Company incurred merger expenses totaling $35 million, of which $20 million related to investment advisory and professional fees and $15 million to employee benefit and severance costs. The majority of such expenses were charged to income in 2001.

The following table sets forth results of operations of the previously separate companies for the periods before the combination:

	Years Ended December 31,
	2000	1999
	(In millions)
Sales
Pre-merger:
NMC(1)	$1,564.5	$1,398.9
Battle Mountain	254.5	228.2

Post-merger:	$1,819.0	$1,627.1

Net income (loss) applicable to common shares:
Pre-merger:
NMC(1)	$(13.1)	$7.8
Battle Mountain(1)	(84.1)	(127.1)

Post-merger:	$(97.2)	$(119.3)

(1)	As restated. See Note 23.

Niugini Mining and Lihir Gold Merger

Battle Mountain held a 50.45% interest in Niugini Mining and, through this interest at December 31, 1999, held a 7.52% in Lihir Gold that operates a gold mine in Papua New Guinea. In February 2000, Lihir Gold merged with Niugini Mining whereby Niugini Mining shareholders received one share of Lihir Gold for each share of Niugini Mining, together with one additional share of Lihir Gold for each A$1.45 of Niugini Mining’s net cash balance of $54.7 million. As a result of the merger, Battle Mountain received 111.3 million shares of Lihir Gold, representing a 9.74% interest reflected in Marketable securities of Lihir as a cost investment available for sale. Prior to 2000, Niugini Mining was consolidated into the Company’s results and its interest in Lihir Gold was accounted for as an equity investment. At December 31, 2000, Lihir securities were written down by $23.9 million as an other than temporary loss resulting from the length of time and extent to which their market value had been less than their cost basis. During 2001, unrealized holding gains of $18.3 million, net of tax, were credited to Other comprehensive income (loss) to reflect the market value increase throughout the year.

Operations

The Company’s sales result from operations in the United States, Canada, Mexico, Peru, Bolivia, Uzbekistan, Indonesia and Australia. Gold mining requires the use of specialized facilities and technology. The Company relies heavily on such facilities to maintain its production levels. Also, the cash flow and profitability of the Company’s current operations are significantly affected by the market price of gold and copper. These commodity prices can fluctuate widely and are affected by numerous factors beyond the Company’s control.

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

Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control, are accounted for by the equity method and are included in long- term assets. Income or loss from such investments is included in Equity income (loss) and impairment of affiliates. Other investments in nonmarketable securities in which the Company’s ownership interest is less than 20% and in which the Company has no significant influence are recorded at cost in long-term assets. Unrealized gains or losses on these investments are included in Other comprehensive income (loss), while realized gains or losses are included in Net income (loss).

Inventories

In general, costs that are incurred in or benefit the productive process are inventoried. Inventories are carried at the lower of cost or net realizable value. The current portion of inventories is determined based on the expected amounts to be processed within the next twelve months. Inventories not expected to be processed within the next twelve months are classified as long-term.

The major classifications of inventory are as follows:

Stockpiles

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons (via truck counts and/or in-pit surveys of the ore before stockpiling) added and removed from the stockpile, the number of contained ounces (based on assay data) and the recovery percentage (based on the process for which the ore is destined). Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation depletion, and amortization relating to mining operations. Value is added to a stockpile based on the current mining cost per ton and removed at the average cost per recoverable ounce of gold in the stockpile.

Leach Pads

The recovery of gold from certain oxide ores is best achieved through the heap leaching process. Under this method, ore is placed on leach pads where it is permeated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a leach plant where the gold in-

solution is recovered. For accounting purposes, value is added to leach pads based on current mining costs, including applicable depreciation depletion and amortization relating to mining operations. Value is removed from the leach pad as ounces are recovered in circuit at the leach plant based on the average cost per recoverable ounce of gold on the leach pad.

The engineering estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on the leach process and ore type). In general, the leach pad production cycles project recoveries of approximately 50% to 70% of the placed recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time. The ultimate recovery of gold from a pad will not be known until the leaching process is terminated.

The current portion of leach pad inventories is determined based on engineering estimates of the quantities of gold at the balance sheet date, which are expected to be recovered during the next twelve months.

In-process

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific mining operation, but include mill in-circuit, leach in-circuit, floatation and column cells, and carbon in-pulp inventories. In-process material is measured based on assays of the material fed to process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed to process attributable to the source material coming from the mine, stockpile or leach pad plus the in-process conversion costs, including applicable depreciation relating to the process facility, incurred to that point in the process.

Finished Goods

Finished goods inventories represent saleable gold doré or gold bullion and are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus refining costs.

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

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves. At the Company’s surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At the Company’s underground mines, these costs include the building of access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production, including estimated costs to be incurred during the current calendar year at certain underground mining operations, are amortized using the

UOP method based on estimated recoverable ounces mined from proven and probable reserves. To the extent that these costs benefit the entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the specific ore area.

Ongoing development expenditures to maintain production are charged to operations as incurred.

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to DD&A of Property, Plant and Mine Development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. See discussion of subsequent events in Note 24.

Significant payments related to the acquisition of land and mineral rights are capitalized. The recoverability of the cost of land and mineral rights is significantly impacted by exploration drilling results. The length of time between the acquisition of land and mineral rights and the time when management performs its exploration work will vary depending on the prioritization of the Company's exploration projects and the magnitude of its exploration budget. Management reviews the carrying values of land and mineral rights at least annually and when events or changes in circumstances indicate that the carrying values may not be recoverable. If a mineable ore body is discovered, such costs are depleted when production begins using the UOP method based on estimated recoverable ounces mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Gains or losses from sales or retirements of assets are included in Dividends, interest, and other income.

Asset Impairment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds fair value. Fair value is determined using estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable ounces, gold prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. The term “recoverable ounces” refers to the estimated amount of gold that will be obtained from proven and probable reserves after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, all assets at a particular mine are used together to generate cash flow. At the Nevada operations, with a number of ore types and processing facilities, assets are grouped according to the processing facility at which ores will be processed. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company’s performance could have a material effect on the Company’s financial position and results of operations (See Note 17).

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that established a single accounting model, based on the framework of SFAS No. 121 (“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”), for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002, and there was no impact upon adoption.

Revenue Recognition

The Company changed its accounting method for revenue recognition in the fourth quarter of 2000, effective January 1, 2000, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, such that revenue is recognized when the price is determinable and upon delivery and transfer of title of third-party refined gold to the customer. Previously, revenue was recognized when the production process was complete or when gold was poured in doré form at the mine. Initial proceeds from prepaid forward sales contracts are recorded as debt and are recognized in income when the related gold is delivered.

Deferred Stripping Costs

In general, mining costs are charged to Costs applicable to sales as incurred. However, at open-pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there may be greater volatility in the Company’s period-to-period results of operations.

At the Company’s gold mining operations, deferred stripping costs are charged to Costs applicable to sales as gold is produced and sold using the units-of-production method based on estimated recoverable ounces of proven and probable gold reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, and result in the recognition of the costs of waste removal activities over the life of the mine as gold is produced and sold. The application of the accounting for deferred stripping costs and the resulting differences in timing between costs deferred and amortization generally results in an asset on the balance sheet (deferred stripping costs), although a liability will arise if amortization exceeds costs deferred.

At the Company’s equity accounted Batu Hijau operation, deferred stripping costs are charged to Production costs as copper and gold are produced and sold using the units-of-production method based on estimated recoverable pounds and ounces, respectively, of proven and probable ore reserves, using a stripping ratio based on total tons to be moved to total pounds of copper and ounces of gold to be recovered over the life of the mine. In the fourth quarter of 2002, NTP determined that PTNNT had incorrectly included non-reserve material in its deferred stripping calculations. As a result, NTP restated its financial statements beginning with the fourth quarter of 1999 through the third quarter of 2002. See Note 6.

The average remaining life of the open-pit mine operations where the Company defers mining costs is five years, which represents the average time period over which the deferred stripping costs will be amortized. The amortization of deferred stripping costs is reflected in the income statement in a pro-rata manner over the remaining life of the open-pit mine operations so that no unamortized balance remains at mine closure. Cash flows from the Company’s individual mining operations are reviewed regularly, and at least annually, for the purpose of assessing whether any write-downs to the deferred stripping cost balances are required.

Historically, Newmont classified deferred stripping costs as a component of Property, Plant and Mine Development on the Consolidated Balance Sheets. Effective January 1, 1999, Newmont has classified these costs as separate line items, Deferred stripping costs and Current portion of deferred stripping costs, on the Consolidated Balance Sheets. Total deferred stripping costs as of December 31, 2001 and 2000 of $91.6 million and $129.0 million, including current portions of $71.5 million and $44.3 million, respectively, have been reclassified to conform to the current presentation. In addition, Newmont has historically classified additions to deferred stripping costs as a component of Additions to property, plant and mine development in Investing activities in the Statements of Consolidated Cash Flows. Effective January 1, 1999, Newmont also has classified additions to deferred stripping costs as a component of Amortization of deferred stripping costs, net in Operating activities in the Statements of Consolidated Cash Flows. Additions to deferred stripping costs for the years ended as of December 31, 2001, 2000 and 1999 of $11.6 million, $33.5 million and $28.7 million, respectively, have been reclassified to conform to the current presentation. The foregoing changes, which have no impact to reported earnings, have been made to more accurately reflect the operating nature of the deferred stripping method.

Reclamation and Remediation Costs

Estimated future reclamation costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the units-of-production method based on proven and probable reserves. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when the Company will record the estimated present value of reclamation liabilities and increase the carrying amount of the related asset. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The Company is in the process of quantifying the effect of adoption.

Income and Mining Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates a net deferred income tax liability or net deferred income tax asset for the Company as of the end of the year, as measured by the statutory tax rates in effect as enacted. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year. Mining taxes represent Canadian provincial taxes levied on mining operations and are classified as income taxes since such taxes are based on a percentage of mining profits.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets that it believes will more likely than not fail to be realized.

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

Certain combination, time-matched written call and purchased put options (known as “collars”) together provide a minimum and maximum potential price for contract ounces of gold. Premiums paid or received are included in sales revenue in the period such collars expire. The change in the intrinsic value of such instruments is deferred in accumulated other comprehensive income and the change in the time value is recorded currently in the statement of operations.

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

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income (loss) or current earnings (loss), depending on the nature of the instrument. The Company made no substantive changes to its risk management strategy as a result of adopting SFAS No. 133. Derivative documentation policies were revised as necessary to comply with the new standard.

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

Use of Estimates

The preparation of Newmont’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which Newmont’s financial position and results of operations depend are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, Newmont’s ability to renew the mining leases upon which certain of those reserves are located, and/or assumptions of future gold and copper prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which depreciation, depletion and amortization are charged to earnings. As noted above, commodity prices significantly affect Newmont's profitability and cash flow. In addition, management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties as described below. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Reclassifications

Certain amounts in prior year have been reclassified to conform to the 2001 presentation.

NOTE 3    INVENTORIES

	At December 31,
	2001	2000
	(In thousands, as restated)
Current:
Stockpiles	$168,501	$167,468
Ore on leach pad	147,656	130,252
In-process	32,297	42,478
Finished goods	10,179	25,520
Materials and supplies	92,556	95,395
Other	925	1,012

	$452,114	$462,125

Long-term:
Stockpiles	$18,464	$73,965
Ore on leach pad	99,228	92,392

	$117,692	$166,357

The reduction in long-term ore-in-stockpile inventory from December 31, 2000 to December 31, 2001 represents a reclassification from long-term to current ore-in-stockpile inventory and a reduction associated with ounces transferred directly from ore-in-stockpile to leach pad inventory for processing.

NOTE 4    PROPERTY, PLANT AND MINE DEVELOPMENT

	At December 31, 2001			At December 31, 2000
	Cost	Accumulated Depreciation, Depletion and Amortization	Net Book Value	Cost	Accumulated Depreciation, Depletion and Amortization	Net Book Value
	(in thousands)
		(restated)	(restated)		(restated)	(restated)
Land and Mineral Claims
Mining:
Producing property
Working interest	$281,359	$(177,219)	$104,140	$277,356	$(162,514)	$114,842

Total land and mineral claims	281,359	(177,219)	104,140	277,356	(162,514)	114,842

Buildings and equipment	3,491,231	(2,068,149)	1,423,082	3,138,645	(1,930,452)	1,208,193
Mine development	1,077,725	(572,554)	505,171	943,007	(489,855)	453,152
Construction-in-progress	74,854	—	74,854	284,646	—	284,646

Total	$4,925,169	$(2,817,922)	$2,107,247	$4,643,654	$(2,582,821)	$2,060,833

NOTE 5    DEFERRED STRIPPING

Details of deferred stripping costs are as follows:

	At December 31,
	2001	2000
	(in thousands)
Current	$71,486	$44,319
Long-term	20,145	84,722

	$91,631	$129,041

Movements in the deferred stripping costs balance were as follows:

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Opening balance	$129,041	$198,618	$208,280
Additions	11,638	33,502	28,672
Amortization	(49,048)	(103,079)	(38,334)

Closing balance	$91,631	$129,041	$198,618

See Notes 1 and 25 for additional information concerning deferred stripping.

NOTE 6    INVESTMENT IN BATU HIJAU

The Company and an affiliate of Sumitomo Corporation (“Sumitomo”) are partners in the Nusa Tenggara Partnership (“NTP”) that holds 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the owner of the Batu Hijau copper/gold mine in Indonesia. PTNNT obtained rights to conduct mining operations under a Contract of Work with the government of Indonesia. Batu Hijau production began in the fourth quarter of 1999, with a projected mine life in excess of 18 years and a development cost of approximately $1.83 billion.

The Company and Sumitomo have an indirect 45% and 35% interest, respectively, in PTNNT. The remaining 20% interest is held by an unrelated Indonesian company. Because the Company and Sumitomo have carried the investment of the 20% owner, the Company and Sumitomo recognize 56.25% and 43.75% of Batu Hijau’s net income (loss), respectively, until recouping the bulk of its construction investment, including interest. Under the Contract of Work, a portion of PTNNT not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals, beginning in the sixth year after mining operations commenced. The effect of this provision could potentially reduce the Company’s and Sumitomo’s ownership to 49% by the end of the tenth year.

The Company accounts for its investment in Batu Hijau as an equity investment due to each partner’s significant participating rights in the business and the unanimous approval required for major partnership decisions. At December 31, 2001 and 2000, such investment was $543.3 million and $521.6 million, respectively. Differences between 56.25% of NTP’s net assets and the Company’s investment include (i) $205 million for the fair market value adjustment recorded by NTP in conjunction with the Company’s initial contribution, net of amortization, (ii) $26 million for inter-company charges, (iii) $114 million for the fair market value adjustment recorded by the Company in conjunction with the acquisition of a prior minority interest in the Company, net of amortization, and (iv) $140 million for contributions recorded by the Company that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a units-of-production basis. The Company’s investment also reflects $42 million for exploration expenditures incurred prior to the formation of NTP. (See Note 18 for a description of the Company’s equity loss in Batu Hijau. Batu Hijau’s Net income (loss) reflects the elimination of interest between PTNNT and NTP).

Batu Hijau development was funded by $1.0 billion from third party loans (“Senior Debt”) and $0.83 billion from the Company and Sumitomo. The Senior Debt was guaranteed by the Company and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests were met in October 2000, at which time the debt became non-recourse to the Company. Repayment of borrowings under the Senior Debt is scheduled for semi-annual installments of $43.4 million from May 2001 through November 2010. The semi-annual installments will be reduced to $22.1 million from May 2011 through November 2013. The interest rate is based on blended fixed and floating rates. The weighted average interest rates were 6.8% and 6.6% during 2001 and 2000, respectively, and 5.0% and 7.0% at December 31, 2001 and 2000, respectively. In May 2001, PTNNT entered into a non-recourse term loan for $22.5 million, maturing May 15, 2005. Interest on the term loan is paid semi-annually in May and November and is based on the six-month LIBOR plus 2%. At December 31, 2001, the term loan interest rate was 4.0% and the effective interest rate was 5.7% for 2001. Newmont and Sumitomo have a contingent obligation to provide a $125 million support facility on a pro-rata basis, if required, and as of December 31, 2001, $9 million had been provided by the Company under this facility. The Company and Sumitomo will be required to provide additional funds under this contingent support facility during 2002. The amount of this contingent support will depend on copper and gold prices, necessary capital expenditures at Batu Hijau, and required principal and interest payments.

In the fourth quarter of 2002, NTP determined that PTNNT had incorrectly included material other than proven and probable reserves in its depreciation and deferred stripping calculations. NTP also determined that PTNNT had incorrectly included third party smelting and refining charges as a component of production costs when such charges are more properly reflected as a reduction of revenue based on the terms of NTPs sales contracts. Furthermore, NTP determined that PTNNT had incorrectly excluded DD&A as a capitalized cost in inventory. As result, NTP restated its financial statements from 1999 through 2001.

Following is summarized financial information for NTP based on U.S. generally accepted accounting principles. The results of operations and assets and liabilities of NTP are not reflected in the Company’s Consolidated Financial Statements. As described above, the Company accounts for NTP as an equity investment.

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Revenues, net of smelting and refining costs (2)	$346,533	$337,579	$11,782
Revenues from by-product sales credited to production costs	$145,260	$91,347	$3,415
Net income (loss)(1)	$(11,182)	$(84,575)	$14,956

	At December 31,
	2001	2000
	(In thousands)
Current assets(1)	$162,686	$210,198
Property, plant and mine development, net (1)	$1,940,335	$2,015,368
Other assets (1)	$273,737	$160,107
Debt and related interest to partners and affiliates	$254,891	$283,504
Other current liabilities	$124,153	$138,119
Long-term debt—third parties (including current portion)	$935,771	$1,000,000
Other liabilities (1)	$163,993	$93,655

(1)	As restated. See Note 23.
(2)	As restated to reflect smelting and refining costs as a reduction of revenue.

The Batu Hijau operation produces a metal concentrate, which contains payable copper and gold and minor values of payable silver. PTNNT has entered into long-term contracts for the sale of these metal concentrates with highly reputable refiners in Japan, Korea, Australia, China (“Non-European Refiners”) and Europe (“European Refiners”). In accordance with the contracts, title to the concentrates and the risk of loss are passed to the buyer when the concentrates are moved over the vessel’s rail at the Port (loading Port for Non-European Refiners and unloading Port for European Refiners). The contract terms provide that 90% of a provisional sales price, which is calculated in accordance with terms specified in the individual contracts based on an initial assay and weight certificate, is collected within three business days after the concentrates arrive at the smelter (“final delivery”). Factors entering into the calculation of the provisional sales price are (1) metals prices, pursuant to the terms of related contracts, calculated using quoted London Metals Exchange (“LME”) prices for the second calendar week prior to shipment, and (2) treatment and refining charges. The balance of the sales price is received at final settlement and is based on final assays and weights, and final metal prices during the respective metal quotational periods. The quotational period for copper is the average LME price in the third month following the month of final delivery. The quotational period for gold and silver is the average LME price in the month of shipment. Final delivery to Non-European Refiners and European Refiners takes approximately 14 days and 30 days, respectively. The majority of the Batu Hijau concentrates are shipped to Non-European Refiners. Accordingly, the time between initial recording of revenue and final settlement averages approximately three and one-half months but could be as long as four months.

In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), certain conditions must be met prior to recognizing revenue. These conditions are persuasive evidence of a contract exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. In accordance with SAB 101, PTNNT recognizes metal sales revenues following: (1) the passage of title after the loading or unloading of the concentrates, (2) issuance of an initial assay and weight certificate, and (3) issuance of a provisional invoice. At this point in time, the sales price is determinable since it is based on defined contract terms, initial assays are available, and it can be reasonably estimated by reference to published price indices on actively and freely traded commodity exchanges. Additionally, there is no significant uncertainty as to collectability given that all of the refiners are of high-credit quality and that 90% of the provisional price is paid within 3 business days of final delivery at the refiner.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the month-end spot price and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificates. Effective January 1, 2002, PTNNT changed its methodology to mark to market its provisional sales based on the forward price for the estimated month of settlement. This change in methodology did not have a material effect on net income for the years ended December 31, 2001, 2000 and 1999. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice. For the years ended December 31, 2001, 2000 and 1999, PTNNT had recorded revenues of $81.0 million, $117.0 million and $15.0 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 4.3% and 1.6% for the years ended December 31, 2001 and 2000, respectively. The average price adjustment for gold was 0.01% and 0.05% for the years ended December 31, 2001 and 2000, respectively. No final price adjustments occurred in 1999 as no sales were finalized as of December 31, 1999.

PTNNT’s sales based on a provisional sales price contain an embedded derivative which is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period prior to final settlement. At December 31, 2001, PTNNT had consolidated embedded copper derivatives on 122.6 million pounds recorded at an average price of $0.66 per pound. A one-cent movement in the average price used for these derivatives will have an approximate $0.7 million impact on PTNNT’s net income.

Revenue from the sale of by-products is credited to costs applicable to sales in the determination of net income for each period presented. These by-product commodities, gold and silver, represented 42%, 27% and 29% of revenues and reduced production costs by 48%, 28% and 20% for the years ended December 31, 2001, 2000 and 1999, respectively. Gold and silver revenues, which are recorded as by-product credits, are significant to the economics of the Batu Hijau operation. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

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

NOTE 7    OTHER ACCRUED LIABILITIES

	At December 31,
	2001	2000
	(In thousands)
Payroll and related benefits	$70,866	$67,129
Interest(1)	41,265	37,518
Taxes other than income	11,796	9,249
Reclamation and remediation	8,754	11,884
Utilities	8,237	6,448
Income and mining taxes	4,474	11,372
Deferred revenue	966	14,850
Royalties	602	1,624
Other	67,105	67,630

	$214,065	$227,704

(1)	As restated. See Note 23.

NOTE 8    INCOME TAXES

The Company’s income tax benefit (expense) consisted of:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Current:
United States(1)	$6,280	$(31,774)	$(7,072)
Foreign(1)	(38,499)	(59,131)	(75,428)

	(32,219)	(90,905)	(82,500)

Deferred:
United States(1)	98,762	25,627	82,023
Foreign(1)	(7,275)	59,724	(12,406)

	91,487	85,351	69,617

Total income tax benefit (expense)(1)	$59,268	$(5,554)	$(12,883)

The Company’s pre-tax income (loss) before minority interest and equity income (loss) consisted of:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
United States(1)	$(249,516)	$(165,917)	$(183,924)
Foreign(1)	186,465	204,835	219,046

Total pre-tax income (loss)(1)	$(63,051)	$38,918	$35,122

The Company’s income tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect of change in accounting principle(1)	$(63,051)	$38,918	$35,122
United States statutory corporate income tax rate	35%	35%	35%

Income tax benefit (expense) computed at United States statutory corporate income tax rate(1)	22,068	(13,621)	(12,293)
Reconciling items:
Percentage depletion	11,740	13,616	11,353
Change in valuation allowance on deferred tax assets	(1,378)	(17,986)	(30,925)
Utilization of foreign tax credits	25,968	1,834	7,631
Foreign (earnings) losses(1)	(7,291)	21,571	19,311
Other	8,161	(10,968)	(7,960)

Total income tax benefit (expense)(1)	$59,268	$(5,554)	$(12,883)

(1)	As restated. See Note 23.

Components of the Company’s consolidated deferred income tax assets (liabilities) are as follows:

	At December 31,
	2001	2000
	(In thousands)
Deferred tax assets:

Depletion of the cost of land and mining claims	$230,847	$230,824
Exploration costs	77,311	76,266
Depreciation(1)	58,762	48,233
Alternative minimum tax credit carry forward	50,614	51,214
Net operating loss carry forwards	39,282	52,182
Retiree benefit and vacation accrual costs	39,250	19,341
Remediation and reclamation costs	25,228	23,915
Mine development costs	6,601	4,826
Other(1)	17,249	14,122

	545,144	520,923
Valuation allowance for deferred tax assets	(192,495)	(191,117)

Deferred tax assets—net of valuation allowance(1)	352,649	329,806

Deferred tax liabilities:

Net undistributed earnings of subsidiaries(1)	(45,986)	(66,008)
Deferred stripping costs	(14,599)	(40,550)
Capitalized interest	(30,061)	(30,813)
Capitalized inventory costs(1)	(11,812)	(19,606)
Other(1)	(12,671)	(17,257)

Deferred tax liabilities	(115,129)	(174,234)

Net deferred tax assets(1)	$237,520	$155,572

(1)	As restated. See Note 23.

The breakdown of the Company’s net deferred tax assets (liabilities) between the United States and foreign taxing jurisdictions is as follows:

	At December 31,
	2001	2000
	(In thousands)
United States(1)	$371,312	$272,850
Foreign(1)	(133,792)	(117,278)

Total net deferred tax assets(1)	$237,520	$155,572

(1)	As restated. See Note 23.

NOTE 9    DEBT

Long-Term Debt

	At December 31,
	2001	2000
	(In thousands)
Sale-leaseback of refractory ore treatment plant	$318,092	$327,125
Credit facilities	—	147,000
Canadian Imperial Bank of Commerce loan	—	87,120
8 3/8% debentures, net of discount	200,583	199,916
8 5/8% notes (2002)	150,000	150,000
8 5/8% notes, net (2011), net of discount	272,386	—
6% convertible subordinated debentures	99,980	99,980
Medium-term notes	32,000	32,000
Prepaid forward sales obligation(1)	145,000	145,000
Interest rate swaps	588	—
Project financings	208,240	156,696

	1,426,869	1,344,837
Current maturities	(192,151)	(70,447)

	$1,234,718	$1,274,390

(1)	As restated. See Note 23.

Scheduled minimum long-term debt repayments are $192.1 million in 2002, $77.3 million in 2003, $81.9 million in 2004, $388.7 million in 2005, $95.4 million in 2006 and $591.5 million thereafter.

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

Credit Facilities

The Company’s $1.0 billion revolving credit facility, entered into June 1997, was replaced in October 2001 with two unsecured multi-currency revolving credit facilities with a consortium of banks: a $200 million facility with an initial term of 364 days, which may be extended annually to October 2006; and a $400 million revolving facility, which matures in October 2006. Interest rates and facility fees vary based on the Company’s credit rating. Borrowings under the facilities bear interest equal to either the London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.77% to 1.25% or the greater of the federal funds rate or the lead bank’s prime rate. Annual fees vary from 0.10% to 0.30%. At December 31, 2001, the fees were 0.15% and 0.175% of the commitment, for the $200 million and the $400 million facility, respectively. The facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization, debt-to-“earnings before interest, taxes, depreciation and amortization,” incurring liens and transactions with affiliates. There were no borrowings under the new facilities as of December 31, 2001. The Company is in compliance with all financial debt covenants.

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

In May 2001, Newmont issued unsecured notes with a principal amount of $275 million due May 2011 bearing an annual interest rate of 8.625%. Proceeds of $272 million, after transaction costs, were used to repay debt outstanding under the Company’s revolving credit facility, with the remainder for general corporate purposes. Interest is payable semi-annually in May and November and the notes are redeemable prior to maturity under certain conditions. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the notes. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $275.9 million at December 31, 2001.

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

Canadian Imperial Bank of Commerce (CIBC) Loan

Battle Mountain Canada entered into a $145.0 million loan with CIBC in conjunction with its purchase of Niugini Mining that was secured by Niugini Mining stock. In January 2001, the loan was paid in full with a $40 million collateral cash account and from the Company’s revolving credit facility. The interest rates were variable and the weighted average interest rate was 7.6% for 2000.

Prepaid Forward Transaction

In July 1999, Newmont entered into a prepaid forward sales contract (“Prepaid Forward”) under which it agreed to sell 483,333 ounces of gold to be delivered in June of each of 2005, 2006 and 2007 in annual installments of 161,111 ounces. The Prepaid Forward also included semi-annual delivery requirements of 17,951 ounces of gold, beginning June 2000 through June 2007 for a total delivery obligation over the life of the contract of 752,598 ounces. The Company received net proceeds from this transaction of $137.2 million ($145.0 million of gross proceeds before transaction costs of $653,000 and the purchase of a $7.1 million surety bond) that was recorded as deferred revenue, included in the long-term liabilities section of the consolidated balance sheet and was to be recognized into income incrementally when the 161,111 ounce annual gold deliveries were made in 2005, 2006 and 2007. At the time the Company entered into the Prepaid Forward, it also entered into a forward gold purchase contract (“Forward Purchase”), with the same counterparty, to hedge the price risk with respect to the semi-annual delivery requirements. The Forward Purchase provides for semi-annual purchases of 17,951 ounces of gold on each semi-annual delivery date under the Prepaid Forward at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007. On each semi-annual delivery date through December 31, 2001, the ounces purchased under the Forward Purchase were delivered in satisfaction of the Company’s delivery requirements under the Prepaid Forward. As discussed in Note 23, Newmont determined that the accounting treatment for this transaction required correction as the contract did not meet the technical criteria necessary to be accounted for in the manner reflected in the historical consolidated financial statements. To properly account for the transaction, the Company’s long-term debt was increased by $145.0 million as the Prepaid Forward and related Forward Purchase are treated under a financing accounting model and accounted for as a single borrowing of $145.0 million in July 1999, with interest accruing, based on an effective interest rate recognized over the full term of the borrowing. Using relevant future market conditions and financial models, the estimated fair value of these contracts was approximately $171.6 million and $164.7 million at December 31, 2001 and 2000, respectively.

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

Project Financings

Minera Yanacocha

Trust Certificates:    Minera Yanacocha issued debt through the sale of $100 million 8.4% Series A Trust Certificates to various institutional investors. At December 31, 2001 and 2000, $64.0 million and $78.0 million, respectively, was outstanding under the financing. Interest on the Certificates is fixed at 8.4% and repayments are required quarterly through 2004. The Certificates are secured by certain of Minera Yanacocha’a assets, certain restricted funds and also are specifically secured by future gold sales, through a trust agreement with the Bank of New York. Because these Certificates are specialized, it is not practicable to estimate the fair value of this debt.

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

$20 million Credit Facility:    Minera Yanacocha has a $20 million line of credit with Banco de Credito del Peru that expires in July 2004. The interest rate is LIBOR plus 2% and is adjusted annually to current market rates. The interest rate was 4.6% and 8.6 % at December 31, 2001 and 2000, respectively. The weighted average interest rate was 6.5% and 8.6% for 2001 and 2000, respectively. The outstanding amount under this credit line was $13.0 million and $8.0 million at December 31, 2001 and 2000, respectively. The estimated fair value of this debt approximated the carrying value at December 31, 2001 and 2000.

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

All Minera Yanacocha debt is non-recourse to the Company and is secured by substantially all of Minera Yanacocha’s property, plant and equipment; see above for specific security on the Trust Certificates.

Zarafshan-Newmont

The Company, through a wholly-owned subsidiary, is a 50% participant in the Zarafshan-Newmont joint venture (“Zarafshan-Newmont”) in the Republic of Uzbekistan. The other participants are two Uzbek government entities. Zarafshan-Newmont has a loan with the European Bank for Reconstruction and Development (“EBRD”) secured by the assets of the project. The outstanding amount was $12.0 million and $18.0 million at December 31, 2001 and 2000, respectively. The loan is to be repaid in semi-annual installments of $6.0 million, which began in

July 2001. The interest rate is based on the three-month LIBOR plus 4.25%. The weighted average interest rates were 8.7% and 10.9% for 2001 and 2000, respectively, and the interest rates at December 31, 2001 and 2000 were 6.1% and 10.7%, respectively. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2001 and 2000.

In December 2000, Zarafshan-Newmont completed an additional $30 million loan under the EBRD facility that will be used primarily for capital expansion. The outstanding amount on this loan was $30.0 million at December 31, 2001, of which $15 million was the Company’s share. No amounts were outstanding at December 31, 2000. The loan facility will be available through December 15, 2002 and will be repaid in eight equal semi-annual payments of $3.75 million, beginning July 2003 and ending January 2007. The interest rate is based on the three-month LIBOR plus 3.25%. The interest rate was 5.1% at December 31, 2001 and the weighted average interest rate was 8.3% for 2001. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2001.

The assets of Zarafshan-Newmont secure both loans and in addition, the Company has guaranteed 50% of the loans and the Uzbek partners have guaranteed the remaining 50%.

Inti Raymi

In conjunction with the development of its Kori Kollo mine in Bolivia, Inti Raymi arranged a term credit facility with various international lending institutions with a fixed interest rate of 11.0%. The loan was paid in full in June 2001.

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

NOTE 10    SALES CONTRACTS, COMMODITY AND FINANCIAL INSTRUMENTS

Option Contracts and Price-Capped Sales Contracts

In late July and early August 1999, the Company purchased put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. This purchase was paid for by selling call option contracts for 2.35 million ounces at the strike prices noted below. Put option contracts for one million ounces were subject to termination if the market price reached $270 per ounce at any time prior to such contracts’ expiration dates, which were August 2000 through July 2001. These put option contracts were thus terminated in September 1999. The put options qualified for deferral accounting such that gains and losses on the contracts were recognized as the designated production was delivered or as the options expired. The initial fair value of the options of $37.6 million was recorded as put option premiums and was amortized over the term of the options. In 2000 and 1999, $19.1 million and $18.5 million, respectively, was amortized in Sales, including the premiums associated with terminated put options. The call option contracts, with an initial fair value of $37.6 million, were marked to market at each reporting date. Noncash gains of $1.8 million and $26.8 million were recorded in 2001 and 2000, respectively, and a loss of $44.8 million was recorded in 1999.

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

The value of the sales contracts was recorded as deferred revenue and will be included in sales revenue as delivery occurs.

As of December 31, 2001, the following price-capped sales contracts were outstanding:

	Sold Call Options
	Ozs	Price-Cap
2005	500,000	$350
2008	1,000,000	$384
2009	600,000	$381
2011	250,000	$392

Commodity Instruments

In December 2001, the Company entered into a series of equal and offsetting positions to its commodity instruments for certain Battle Mountain operations that were outstanding at that time. These contracts effectively closed out its combination matched put and call options and flat forward contracts.

The offsetting positions are marked to market in current earnings. As a result, the following were outstanding as of December 31, 2001:

	2002	2003	2004	Total/Average
Combination call and put options:
Written call options:
Ounces	92,752	92,752	7,563	193,067
Average strike price per ounce	$348	$348	$359	$348
Purchased call options:
Ounces	92,752	92,752	7,563	193,067
Average strike price per ounce	$348	$348	$359	$348
Purchased put options:
Ounces	92,752	92,752	7,563	193,067
Average strike price per ounce	$286	$286	$296	$286
Written put options:
Ounces	92,752	92,752	7,563	193,067
Average strike price per ounce	$286	$286	$296	$286
Flat forward contracts:
Ounces	31,252	31,252	1,563	64,067
Average price per ounce	$314	$314	$323	$314
Forward purchase contracts:
Ounces	31,252	31,252	1,563	64,067
Average price per ounce	$314	$314	$323	$314

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

NOTE 11    STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Net loss(1)	$(46,644)	$(89,712)	$(111,779)

Other comprehensive income (loss), net of tax:
Unrealized gain on marketable equity securities	18,290	—	—
Foreign currency translation adjustments	(3,241)	(1,792)	(2,346)
Cumulative effect of change in accounting method for derivative instruments(1)	1,703	—	—
Minimum pension liability adjustments	453	1,266	(1,642)
Changes in fair value of cash flow hedge instruments(1)	(865)	—	—

Total other comprehensive income (loss)	16,340	(526)	(3,988)

Comprehensive loss(1)	$(30,304)	$(90,238)	$(115,767)

(1)	As restated. See Note 23.

NOTE 12    STOCKHOLDERS’ EQUITY

NMC Common Stock.    As discussed in Note 1, NMC issued 24.1 million shares in exchange for Battle Mountain common stock and Battle Mountain exchangeable shares in January 2001. The Company paid dividends of $0.12 per common share of NMC stock in each of 2001, 2000 and 1999.

Convertible Preferred Stock:    At December 31, 2001 and 2000, 2.3 million shares of $3.25 convertible preferred stock were outstanding, with a liquidation preference of $50 per share. In conjunction with the NMC/Battle Mountain merger, NMC issued 2.3 million shares of $3.25 convertible preferred stock in exchange for Battle Mountain preferred stock. The preferred stock is convertible into shares of NMC at any time at a conversion ratio of 0.5 share of NMC common stock and is redeemable at the option of the Company solely for shares of NMC common stock. Pursuant to the restructuring of the Company described above, preferred stockholders were granted voting rights. Holders of NMC convertible preferred stock are entitled to receive, when, as and if declared by the Company’s board of directors, an annual cash dividend of $3.35 per share, payable in equal quarterly installments. The Company paid $7.5 million in preferred stock dividends in each of 2001, 2000 and 1999.

Stock Rights.    In September 2000, the Company paid a dividend of one series A junior participating preferred stock purchase right (“PSPR”) for each outstanding share of NMC common stock. These rights replaced NMC’s existing PSPRs that expired in September 2000. The rights agreement works by imposing a significant penalty upon any person or group, which acquires 15% or more of NMC’s outstanding common stock without the approval of its board of directors. Each PSPR entitles the holder to purchase from NMC one one-thousandth of a share of NMC participating preferred stock for $100 (subject to adjustment) once such rights become exercisable. Until exercised, holders of PSPRs have no stockholder rights. The PSPRs become exercisable only if a defined acquiring person has acquired 15% or more of NMC common stock or has begun a tender or exchange offer that would result in such person owning 15% or more of NMC common stock. If such events occur, PSPR holders (other than the acquiring person) may, for $100, purchase shares of NMC common stock (or in certain circumstances common stock of the acquiring company) with a market value of $200, based on the market price of NMC common stock prior to such acquisition (or the market price of the acquiring corporation’s stock). NMC may redeem the PSPRs for $0.01 each prior to an announcement that a defined acquiring person exists. The PSPRs remain in place following the restructuring described in Note 1.

NOTE 13    STOCK OPTIONS

Employee Stock Options

Under the Company’s stock option plans, options to purchase shares of stock have been granted to key employees at the fair market value of such shares on the date of grant. The options under these plans vest over a two-year period and, for certain options granted to key employees, over a four-year period, and are exercisable over a period not exceeding ten years. At December 31, 2001, 5,472,645 shares were available for future grants under the Company’s plans. In conjunction with the Battle Mountain merger, 850,000 shares of NMC common stock were authorized for issuance in connection with outstanding Battle Mountain stock options that were assumed by the Company.

The following table summarizes annual activity for all stock options for each of the three years in the period ended December 31:

	2001		2000		1999
All Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	12,671,674	$29	11,511,797	$30	6,559,745	$38
Granted	1,439,548	$22	1,502,325	$19	5,253,469	$19
Exercised	(403,673)	$19	(110,500)	$25	(1,625)	$22
Forfeited	(1,393,392)	$33	(231,948)	$37	(299,792)	$36

Outstanding at end of year	12,314,157	$28	12,671,674	$29	11,511,797	$30

Options exercisable at year end	9,448,459	$29	7,501,483	$33	4,233,780	$42
Weighted average fair value of options granted during the year	$12.98		$12.55		$11.90

The following table summarizes information about stock options outstanding at December 31, 2001, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting (included in the “All Stock Options” table):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13 to $19	4,243,657	6.8 years	$18	3,543,689	$18
$20 to $24	2,782,732	8.2 years	$22	1,257,896	$22
$25 to $29	1,863,649	6.4 years	$27	1,502,091	$28
$30 to $35	479,613	5.9 years	$32	492,330	$32
$36 to $44	1,465,952	4.2 years	$39	1,454,848	$39
$45 to $59	767,610	4.1 years	$54	723,301	$54
$60 to $79	86,388	2.9 years	$70	86,388	$70
$80 to $108	121,202	4.1 years	$99	121,202	$99

$13 to $108	11,810,803	6.5 years	$27	9,181,745	$29

Certain key executives were granted options that, although the exercise price was equal to the fair market value on the date of grant, cannot be exercised when otherwise vested unless the market price of NMC’s common stock is a defined amount above the option exercise price. In addition, the same executives were granted options with exercise prices in excess of the fair market value on the date of grant. Generally, these key executive options vest over a period of one to five years and are exercisable over a ten-year period. At December 31, 2001, 503,354 of these options were outstanding and 266,714 were exercisable. Information about these stock options outstanding (included in the “All Stock Options” table) at December 31, 2001 is summarized below:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options with exercise prices in excess of the fair market value on the date of the grant	$40 to $56	266,714	1.5 years	$50	266,714	$50
Options that cannot be exercised until the market price exceeds a fixed amount above the exercise price	$30 to $41	236,640	1.6 years	$37	—	$—

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost has been recognized for its stock options. Had compensation cost for the options been determined based on market value at grant dates in 2001, 2000 and 1999 as prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been the pro forma amounts indicated below (in thousands, except per share):

	Years Ended December 31,
	2001	2000	1999
Net loss applicable to common shares As reported(1)	$(54,119)	$(97,187)	$(119,254)
Pro forma(1)	$(55,564)	$(124,557)	$(146,300)
Net loss per share, basic and diluted As reported(1)	$(0.28)	$(0.51)	$(0.62)
Pro forma(1)	$(0.28)	$(0.65)	$(0.76)

(1)	As restated. See Note 23.

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

Other Stock-Based Compensation

In 1997, the Company adopted an intermediate term incentive plan (“ITIP”) under which restricted stock may be granted to certain key employees. These shares are granted upon achievement of certain financial and operating thresholds at fair market value on the grant date. ITIP stock grants are subject to certain restrictions related to ownership and transferability that currently lapse two years (for ownership) and, in some cases, five years (for transfer) from the date of the grant. In 2001, 2000 and 1999, 248,601, 95,814 and 62,800 shares of restricted stock, respectively, were issued under ITIP, of which 254,491 shares remain restricted at December 31, 2001. Compensation expense recorded for these grants was $3.3 million, $2.4 million and $1.1 million in 2001, 2000 and 1999, respectively.

In 2001, the Company adopted a deferred stock award plan under which deferred stock awards are granted to employees. The employees vest in the awards after two years, at which time the related shares are issued free of any restrictions. In 2001, deferred stock awards were granted equivalent to 214,000 shares of stock, of which 210,287 remain outstanding at December 31, 2001. Compensation expense recorded for these grants was $0.8 million in 2001.

NOTE 14    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

Pension Plans

The Company’s pension plans include: (1) two qualified non-contributory defined benefit plans (for salaried employees and substantially all domestic hourly employees); (2) two non-qualified plans (for salaried employees whose benefits under the qualified plan are limited by federal legislation); and (3) a non-qualified cash balance international plan (for select employees who are not eligible to participate in the U.S.-based plans because of citizenship). The vesting period for each plan is five years of service. The plans’ benefit formulas are based on an employee’s years of credited service and either (1) such employee’s last five years average pay (salaried plan), (2) a percentage of annual pay (international plan) or (3) a flat dollar amount adjusted by a service-weighted multiplier (hourly plan).

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

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for the two-year period ended December 31, 2001 and a statement of the funded status as of December 31 of both years:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
	(In thousands)		(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$189,346	$181,743	$45,062	$49,322
Service cost-benefits earned during the year	8,075	7,530	2,422	2,570
Interest cost	14,545	13,631	3,700	3,209
Amendments	—	2,860	—	—
Actuarial loss (gain)	12,396	5,406	8,166	(8,573)
Benefit enhancements for early retirement	15,682	—	1,311	—
Settlement gain	—	(333)	—	—
Foreign currency exchange gain	(112)	(289)	(105)	(36)
Settlement payments	(6,802)	(12,431)	—	—
Benefits paid	(16,890)	(8,771)	(1,532)	(1,430)

Benefit obligation at end of year	$216,240	$189,346	$59,024	$45,062

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$163,249	$182,666	$—	$—
Actual return (loss) on plan assets	904	(1,588)	—	—
Employer contributions	10,543	3,802	1,531	989
Foreign currency exchange loss	(408)	(567)	—	—
Settlement payments	(6,802)	(12,293)	—	—
Benefits paid	(16,181)	(8,771)	(1,531)	(989)

Fair value of assets at end of year	$151,305	$163,249	$—	$—

Funded status	$(64,935)	$(26,097)	$(59,024)	$(45,062)
Unrecognized prior service cost	9,041	11,499	1,364	1,528
Unrecognized net loss (gain)	25,537	2,754	(16,115)	(25,372)
Unrecognized net (asset) obligation	(120)	143	—	—

Accrued cost	$(30,477)	$(11,701)	$(73,775)	$(68,906)

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are not funded, but exist as general corporate obligations. The information contained in the above tables indicates the combined funded status of qualified and non-qualified plans, in accordance with accounting pronouncements. Assumptions used for IRS purposes differ from those used for accounting purposes. The funded status shown above, prepared in accordance with accounting pronouncements, compares the projected benefit obligation of all plans, which is an actuarial present value of obligations that takes into account assumptions as to future compensation levels of plan participants, to the fair value of the assets held in trust for the qualified plans. Accounting pronouncements also prescribe a computation for the plans’ accumulated benefit obligation (“ABO”), which is an actuarial present value of benefits (whether vested or nonvested) attributed to employees based on employee service and compensation prior to the end of the period presented. The following plans have an ABO in excess of the market value of plan assets: (1) qualified and non-qualified pension plans for salaried employees, (2) the qualified pension plan for hourly employees and (3) the non-qualified international pension plan. At December 31, 2001 and 2000, respectively, the ABO was $149.2 million and $100.2 million for the qualified pension plan for salaried employees, $17.4 million and $14.4 million for the qualified pension plan for hourly employees, $15.8 million and $15.7 million for the non-qualified pension plan for salaried employees, and $2.4 million and $2.2 million for the non-qualified international pension plan.

The following table provides amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
	(In thousands)		(In thousands)
Amounts recognized in the consolidated balance sheets:
Accrued benefit cost	$(38,555)	$(21,923)	$(73,775)	$(68,906)
Intangible asset	5,014	6,357	—	—
Accumulated other comprehensive income	3,064	3,865	—	—

Net amount recognized	$(30,477)	$(11,701)	$(73,775)	$(68,906)

In accordance with the provisions of SFAS No. 87, an adjustment was required to reflect a minimum liability for the non-qualified pension plan in 2001, 2000 and 1999, and one of the hourly pension plans and the international plan in 2001. As a result of such adjustment, an intangible asset was recorded and (to the extent the minimum liability adjustment exceeded the unrecognized net transition liability) Stockholders’ equity was reduced $2.0 million, $2.4 million and $3.5 million (net of related deferred income tax benefits) at December 31, 2001, 2000 and 1999, respectively.

The following table provides components of net periodic pension benefit cost for the indicated fiscal years:

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
	(In thousands)			(In thousands)
Components of net periodic pension benefit cost:
Service cost	$8,075	$7,530	$9,358	$2,422	$2,569	$4,022
Interest cost	14,545	13,631	12,723	3,700	3,209	3,511
Expected return on plan assets	(15,513)	(16,742)	(14,824)	—	—	—
Amortization of prior service cost	1,044	729	730	146	148	148
Amortization of loss (gain)	128	(393)	151	(1,102)	(1,273)	(262)
Amortization of net obligation (asset)	143	(93)	(204)	—	—	—
Benefit enhancement for early retirement	20,811	—	—	1,328	—	—

Total net periodic pension benefit cost	$29,233	$4,662	$7,934	$6,494	$4,653	$7,419

For the pension plans, prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized over the average remaining service period of active participants. Postretirement benefits other than pensions are accrued during an employee’s service to the Company.

On February 6, 2001, the Company informed certain of its employees of their eligibility to participate in an early retirement program. Participation in the program was entirely voluntary and could be elected anytime between February 7, 2001 and March 23, 2001. The program offered eligible employees three additional years of age and service when calculating their benefits under the Company’s existing pension and post-retirement benefit plans. In addition to the three years of age and service, employees were given a $500 per month supplement payable until age 62 or for two years if longer. Employees who elected the early retirement program also received a severance payment of two weeks of pay for each completed year of service plus four weeks. The employees could elect to receive the severance payment as a lump sum or in the form of a monthly payment. For those participants who were not yet eligible for post-retirement medical coverage, they received medical coverage for three years, or until they met the eligibility requirement, whichever came first. The Company recognized a one-time expense of approximately $22.1 million during the three-month period ended March 31, 2001, when the obligation was incurred, during which the employees elected to participate in the early retirement program.

Assumptions used in measuring the Company’s benefit obligation were as follows:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Weighted-average assumptions as of December 31:
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	9.25%	9.25%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

The assumed health care cost trend rate to measure the expected cost of benefits was 8% for 2002, 7% for 2003, 6% for 2004 and 5% each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$1,409	$(1,109)
Effect on the health care component of the accumulated postretirement benefit obligation	$8,367	$(6,360)

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

NOTE 15    DIVIDENDS, INTEREST AND OTHER INCOME

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Interest income	$2,976	$10,542	$15,424
Foreign currency exchange gain (loss), net	(5,088)	(6,100)	8,200
Gain on sale of exploration properties	3,696	1,640	20,604
Other	6,401	4,199	3,757

Total	$7,985	$10,281	$47,985

NOTE 16    EXPENSES FOR ACQUISITION SETTLEMENT

In the third quarter of 2000, the Company resolved a long-standing legal dispute regarding the acquisition of an additional interest in Minera Yanacocha, a gold mining operation located in Peru. The Company issued $40 million of NMC common stock, 2.6 million shares, under terms of the settlement, and charged $42.2 million, including expenses, to income.

NOTE 17    WRITE-DOWN OF ASSETS

In 2001, the Company reduced the carrying value of its long-lived and other assets by $57.8 million pre-tax. The write-down related to Minahasa ($18.9 million), Nevada ($22.6 million), Kori Kollo ($4.8 million),

Yanacocha ($4.1 million), the San Luis property in Colorado ($3.5 million) and other properties ($3.9 million). The write-down of long-lived assets represented the excess carrying value of assets compared to fair value, with fair value determined using discounted future cash flow analyses. Such cash flows are based on estimated recoverable ounces, future production and capital costs, and gold price assumptions. Gold price assumptions were $285 per ounce in 2002 and $300 per ounce thereafter. The Minahasa write-down reduced fixed assets by $12.1 million, increased reclamation liabilities by $3.7 million, and reduced ore stockpile and materials and supply inventories by $1.8 million and $1.3 million, respectively. The Nevada write-down reduced ore and in-process inventory by $7.3 million and fixed assets by $4.4 million. The Kori Kollo write-down reduced fixed assets by $4.8 million. The San Luis write-down reduced fixed assets by $2.0 million and materials and supply inventory by $1.5 million. The restatement adjustments to capitalize DD&A in inventory (see Note 23) included write-downs of inventory to lower of cost or net realizable value of $16.8 million in 2001. Of this amount, $5.7 million and $5.2 million related to write-downs of stockpile and mill in-process inventories, respectively, at Nevada, $4.1 million related to write-downs of heap leach inventories at Minera Yanacocha and $1.8 million related to inventory write-downs at other operations.

In 2000, the write-down of $75.9 million related to the Holloway mine in Canada ($30.8 million), the short-lived Mesquite mine in California ($14.8 million), Nevada ($13.5 million) the Kori Kollo mine in Bolivia ($5.6 million), the acquisition cost of the Mezcala property in Mexico ($6.5 million), the Minahasa mine in Indonesia ($3.1 million), the Battle Mountain Complex in Nevada ($0.7 million) and other properties ($0.9 million). The Holloway write-down reduced fixed assets by $30.8 million. Mesquite’s write-down reduced leach pad inventory by $9.7 million, deferred stripping by $1.4 million and fixed assets by $3.7 million. The Kori Kollo write-down reduced inventory by $4.9 million and fixed assets by $0.7 million. The restatement adjustments to capitalize DD&A in inventory (see Note 23) included write-downs of inventory to lower of cost or net realizable value of $17.5 million in 2000. Of this amount, $9.6 million and $3.9 million related to write-downs of stockpile and mill in-process inventories, respectively, at Nevada, $3.1 million to write-downs of finished goods inventories at the Minahasa mine and $0.9 million to inventory write-downs at other operations.

In 1999, the write-down of $59.2 million related to the Crown Jewel project in Washington ($35.9 million), Nevada stockpile inventories ($22.7 million) and other properties ($0.6 million). The Crown Jewel write-down related to mine development costs and represented the remaining carrying value of the property as a result of permitting uncertainties resulting from a January 2000 decision from the Washington Pollution Control Hearings Board decision that reversed its water rights permits and vacated its Clean Water Act certification. The restatement adjustments to capitalize DD&A in inventory (see Note 23) included write-downs of inventory to lower of cost or net realizable value of $19.7 million in 1999. Of this amount, $19.2 million related to write-downs of stockpile inventories at Nevada and $0.5 million to write-downs at other operations.

NOTE 18    EQUITY INCOME (LOSS) AND IMPAIRMENT OF AFFILIATES

	Years ended December 31,
	2001	2000	1999
	(In thousands)
Equity income (loss) in Batu Hijau(1)	$22,513	$(17,690)	$(8,925)
Equity (loss) in Lihir Gold	—	—	(4,782)
Lihir Gold impairment	—	—	(76,170)

Total	$22,513	$(17,690)	$(89,877)

(1)	As restated. See Note 23.

Financial information relating to the Company’s equity investment in Batu Hijau was as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Copper sales, net of smelting and refining(2)	$345,399	$337,011	$11,771
Interest income	$1,122	$546	$11
Interest expense	$120,389	$139,722	$17,145
Depreciation, depletion and amortization(1)	$105,324	$93,300	$3,493
Net income (loss)(1)	$(34,819)	$(119,198)	$13,385
Capital expenditures	$46,261	$208,456	$600,291
Total assets at December 31,(1)	$2,240,607	$2,243,252	$2,105,407

(1)	As restated. See Note 23.
(2)	As restated to reflect smelting and refining costs as a reduction of revenue.

The equity income in Batu Hijau was $22.5 million in 2001 (based on 56.25% of Batu Hijau’s net loss of $34.8 million plus $26.4 million of eliminated inter-company interest, $10.8 million for eliminated management fees, and $4.9 million for other items). In 2000, the Company’s equity loss in Batu Hijau was $17.7 million (based on 56.25% of Batu Hijau’s net loss of $119.2 million plus $33.5 million of eliminated inter-company interest, $12.5 million for eliminated management fees, and $3.4 million for other items). In 1999, the equity loss in Batu Hijau was $8.9 million (based on 56.25% of Batu Hijau’s net income of $13.4 million plus $3.3 million of eliminated intercompany interest, reduced by $20.6 million to reclassify deferred tax benefits and increased by $0.9 million for other items).

As described in Note 1, Lihir Gold was accounted for as an equity investment prior to 2000. The Company recorded $76.2 million in 1999 for impairment losses resulting from declines in Lihir Gold’s market value. Beginning in 2000, Lihir Gold stock was carried as marketable equity securities held for sale and as of December 31, 2000, was written down $23.9 million as an other than temporary loss resulting from the length of time and extent to which their market value had been less than their cost basis. During 2001, unrealized holding gains of $18.3 million were charged to Other comprehensive income (loss) to reflect market value increases throughout the year. Newmont sold its investment in Lihir Gold in 2002. See Note 24.

NOTE 19    ACCOUNTING CHANGES

As described in Note 2, the Company changed its method of accounting for revenue recognition in the fourth quarter of 2000, effective January 1, 2000, to record sales when the price is determinable and upon delivery and transfer of title of third-party refined gold to the customer. Previously, revenue was recognized upon the completion of the production process, or when gold was poured into doré at the mine site. The cumulative effect of the change in accounting principle as of January 1, 2000 was $12.6 million, net of tax and minority interest.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to recognize derivative instruments on the balance sheet as either assets or liabilities at fair value. As a result, the Company increased Other comprehensive income by $1.7 million as the cumulative effect of the change in accounting method.

NOTE 20    SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by operating activities included the following cash payments:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Income taxes, net of refunds	$76,020	$86,608	$28,500
Interest, net of amounts capitalized(1)	$91,944	$101,066	$73,422

(1)	As restated. See Note 23.

In the third quarter of 2001, NMC entered into transactions that closed out certain written call option contracts with a series of price-capped contracts as described in Note 10. These transactions resulted in a non-cash increase of $53.8 million to Deferred revenue from sale of future production for the initial fair value of these contracts.

In 2001 and 2000, Kori Kollo and Minera Yanacocha, respectively, entered into certain leases (see Note 9) that resulted in a non-cash increase to Property, plant and mine development and Long-term debt ($3.4 million and $2.3 million, respectively).

In 2000, NMC issued 2.6 million shares of common stock in conjunction with the acquisition settlement described in Note 16 that resulted in non-cash increases to Common stock ($4.2 million) and additional paid-in capital ($35.8 million).

In December 1999, Minera Yanacocha assumed certain equipment lease and purchase agreements (see Note 9) that resulted in a non-cash increase to Property, plant and mine development and Long-term debt ($12.4 million).

In the third quarter of 1999, NMC entered into two put and call option contracts described in Note 10. As a result, non-cash increases to put option premiums and Fair value of written call options ($37.6 million) were recorded for the initial fair value of these contracts.

NOTE 21    SEGMENT AND RELATED INFORMATION

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

Financial information relating to Newmont’s segments is as follows:

Year Ended December 31, 2001

(In millions)

	North America			South America
	Nevada	Other North America	Total North America	Yanacocha(1)	Other South America	Total South America(1)
Sales, net	$734.5	$142.3	$876.8	$517.8	$84.5	$602.3
Interest income	$—	$0.1	$0.1	$0.9	$—	$0.9
Interest expense (2)	$0.2	$—	$0.2	$5.8	$0.5	$6.3
Exploration and research expense	$10.7	$0.3	$11.0	$12.0	$1.1	$13.1
Depreciation, depletion and amortization (1)	$117.4	$35.5	$152.9	$82.3	$19.5	$101.8
Pre-tax income (loss) before minority interest and equity income (1)(2)	$(38.0)	$1.9	$(36.1)	$173.1	$7.0	$180.1
Equity income of affiliates (1)	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$33.5	$(0.2)	$33.3	$—	$—	$—
Asset write-downs (1)	$23.2	$0.2	$23.4	$4.9	$4.9	$9.8
Capital expenditures	$47.1	$9.9	$57.0	$276.9	$10.5	$287.4
Total assets** (1)	$1,584.8	$146.8	$1,731.6	$1,055.9	$52.8	$1,108.7

	Pajingo	Zarafshan- Newmont, Uzbekistan	Minahasa, Indonesia*	Corporate and Other(1)	Consolidated(1)
Sales, net	$34.2	$60.2	$92.6	$—	$1,666.1
Interest income (2)	$—	$0.3	$0.2	$1.5	$3.0
Interest expense	$—	$0.8	$—	$90.8	$98.1
Exploration and research expense	$1.3	$—	$—	$30.1	$55.5
Depreciation, depletion and amortization (1)	$4.3	$11.9	$22.8	$7.9	$301.6
Pre-tax income (loss) before minority interest and equity income (1)(2)	$14.9	$17.7	$(0.5)	$(239.2)	$(63.1)
Equity income of affiliates (1)	$—	$—	$—	$22.5	$22.5
Amortization of deferred stripping, net	$—	$—	$4.1	$—	$37.4
Asset write-downs (1)	$—	$0.5	$19.8	$4.3	$57.8
Capital expenditures	$7.3	$20.4	$—	$17.9	$390.0
Total assets** (1)	$46.7	$111.2	$67.7	$1,075.8	$4,141.7

Year Ended December 31, 2000

(In millions)

	North America			South America
	Nevada	Other North America	Total North America	Yanacocha(1)	Other South America	Total South America(1)
Sales, net	$831.0	$189.6	$1,020.6	$491.8	$81.1	$572.9
Interest income	$—	$—	$—	$3.6	$—	$3.6
Interest expense	$0.3	$—	$0.3	$5.1	$—	$5.1
Exploration and research expense	$21.8	$0.1	$21.9	$10.5	$1.3	$11.8
Depreciation, depletion and amortization (1)	$126.4	$48.1	$174.5	$68.8	$23.9	$92.7
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle (1)	$70.4	$(15.0)	$55.4	$234.3	$(15.6)	$218.7
Equity income of affiliates (1)	$—	$—	$—	$—	$—	$—
Cumulative effect of a change in accounting principle, net of tax of $4.1	$(1.5)	$(3.7)	$(5.2)	$(5.0)	$(0.2)	$(5.2)
Amortization of deferred stripping, net	$69.2	$(5.6)	$63.6	$—	$—	$—
Asset write-downs (1)	$13.6	$45.5	$59.1	$—	$5.7	$5.7
Capital expenditures	$65.7	$24.2	$89.9	$276.9	$7.8	$284.7
Total assets** (1)	$1,546.8	$363.0	$1,909.8	$862.8	$54.3	$917.1

	Pajingo	Zarafshan- Newmont, Uzbekistan	Minahasa, Indonesia*	Corporate and Other(1)	Consolidated(1)
Sales, net	$31.5	$70.2	$120.9	2.9	$1,819.0
Interest income	$—	$—	$0.1	6.8	$10.5
Interest expense	$—	$1.7	$—	99.0	$106.1
Exploration and research expense	$1.9	$—	$0.1	41.7	$77.4
Depreciation, depletion and amortization (1)	$4.3	$14.0	$26.7	8.5	$320.7
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle (1)	$15.6	$22.4	$40.0	(313.2)	$38.9
Equity income of affiliates (1)	$—	$—	$—	(17.7)	$(17.7)
Cumulative effect of a change in accounting principle, net of tax of $4.1	$(0.1)	$(2.4)	$(2.1)	2.4	$(12.6)
Amortization of deferred stripping, net	$—	$—	$6.0	—	$69.6
Asset write-down (1)	$—	$—	$3.8	7.3	$75.9
Capital expenditures	$4.9	$4.3	$0.5	3.1	$387.4
Total assets** (1)	$30.9	$101.3	$100.2	964.9	$4,024.2

Year Ended December 31, 1999

(In millions)

	North America			South America
	Nevada	Other North America	Total North America	Yanacocha(1)	Other South America	Total South America(1)
Sales, net	$684.4	$181.4	$865.8	$464.3	$84.9	$549.2
Interest income	$—	$—	$—	$3.8	$—	$3.8
Interest expense	$0.4	$—	$0.4	$7.5	$—	$7.5
Exploration and research expense	$16.4	$0.4	$16.8	$9.5	$1.6	$11.1
Depreciation, depletion and amortization (1)	$132.9	$44.4	$177.3	$56.2	$25.6	$81.8
Pre-tax income (loss) before minority interest and equity income (1)	$(6.8)	$27.0	$20.2	$203.4	$(8.8)	$194.6
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$—	$4.2	$4.2	$—	$—	$—
Asset write-downs (1)	$23.2	$—	$23.2	$—	$—	$—
Capital expenditures	$38.8	$19.8	$58.6	$126.3	$7.0	$133.3
Total assets** (1)	$1,683.9	$351.8	$2,035.7	$630.7	$78.3	$709.0

	Pajingo	Zarafshan- Newmont, Uzbekistan	Minahasa, Indonesia*	Corporate and Other(1)	Consolidated(1)
Sales, net	$18.5	$75.3	$118.3	$—	$1,627.1
Interest income	$—	$—	$0.1	$11.5	$15.4
Interest expense	$—	$2.7	$—	$72.6	$83.2
Exploration and research expense	$1.9	$—	$0.4	$44.0	$74.2
Depreciation, depletion and amortization (1)	$2.8	$15.0	$19.0	$6.2	$302.1
Pre-tax income (loss) before minority interest and equity income (1)	$7.3	$13.4	$62.5	$(262.9)	$35.1
Equity income of affiliates (1)	$—	$—	$—	$(89.9)	$(89.9)
Amortization of deferred stripping, net	$—	$—	$4.9	$0.6	$9.7
Asset write-downs (1)	$—	$—	$—	$36.0	$59.2
Capital expenditures	$10.2	$3.2	$8.5	$27.8	$241.6
Total assets** (1)	$36.0	$112.1	$141.6	$1,010.9	$4,045.3

*	Not reduced for minority interest.
**	Includes intercompany assets.
(1)	As restated. See Note 23.
(2)	Previously reported with intercompany charges included. Current presentation reflects items net of intercompany charges to conform with internal management reporting.

Revenues from export and domestic sales, denominated in US dollars, were as follows:

	Years Ended December 31,
	2001	2000	1999
	(In millions, as restated)
Europe	$1,453.0	$1,446.6	$1,350.8
Canada	102.1	141.6	124.7
United States	3.5	6.6	5.0
Bolivia	—	81.1	84.9
Other	107.5	162.2	80.2

Total**	$1,666.1	$1,838.1	$1,645.6

**	Excludes $19.1 million and $18.5 million for put option premium amortization in 2000 and 1999, respectively.

Long-lived assets in the United States and other countries are as follows:

	At December 31,
	2001	2000
	(In millions, as restated)
United States	$1,703.5	$1,855.2
Canada	100.1	121.1
Indonesia	590.1	594.1
Peru	871.1	655.0
Bolivia	24.6	34.7
Other	145.3	149.8

	$3,434.7	$3,409.9

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

NOTE 22    COMMITMENTS AND CONTINGENCIES

Environmental Obligations

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2001 and 2000, $128.4 million and $108.9 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $57.3 million and $63.5 million were accrued for such obligations at December 31, 2001 and 2000, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 50% greater or 30% lower than the amount accrued at December 31, 2001. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

Details about certain of the more significant sites involved are discussed below.

Idarado Mining Company (“Idarado”)—80.1% owned

In July 1992, the Company and Idarado signed a consent decree with the State of Colorado (“State”), which was agreed to by the U.S. District Court of Colorado, to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), generally referred to as the “Superfund Act.”

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

Resurrection Mining Company (“Resurrection”)—100% owned

The Company, Resurrection and other defendants were named in lawsuits filed by the State of Colorado under the Superfund Act in 1983, which were subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency (“EPA”) in 1986. These proceedings sought to compel the defendants to remediate the impacts of pre-existing, historic mining activities near Leadville, Colorado, which date back to the mid-1800’s, and which the government agencies claim are causing substantial environmental problems in the area.

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

San Luis, Colorado—100% owned

The San Luis open-pit gold mine in southern Colorado was operated by a subsidiary of Battle Mountain and ceased operations in November 1996. Since then, substantial closure and reclamation work has been performed. In August 1999, the Colorado Department of Public Health and Environment (“CDPHE”) issued a notice of violation of the Water Quality Control Act, and in October 1999 amended the notice to authorize operation of a water treatment facility and the discharge of treated water. Battle Mountain has made all submittals required by the CDPHE notice and has conducted the required response activities. Battle Mountain negotiated a settlement with CDPHE resolving alleged violations, which became effective September 1, 2000. In October 2000, the CDPHE received an “Application for Reconsideration of Order for Civil Penalty,” filed by project opponents, seeking to appeal the terms of the settlement. The application was denied by CDPHE. Project opponents have filed a judicial appeal in the District Court for Costilla County, Colorado, naming the CDPHE as defendant. Battle Mountain has intervened in the appeal to protect its interests in the settlement. The Company cannot reasonably predict the likelihood or outcome of this or any future action against Battle Mountain or the Company relating to this site.

Guarantee of Third Party Indebtedness

The Company guaranteed a former subsidiary’s $35.7 million Pollution Control Revenue Bonds, due 2009. The former subsidiary is BHP Copper Inc., formerly known as Magma Copper Company. It is expected that the Company will be required to remain liable on this guarantee as long as the bonds remain outstanding; however, the Company has not been required to pay any of these amounts, nor does it expect to have to pay any in the future.

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

In a 1993 asset exchange, a wholly-owned subsidiary transferred a coal lease under which the subsidiary had collected advance royalty payments totaling $484 million. From 1994 to 2018, remaining advance payments under the lease to the transferee total $390 million. In the event of title failure as stated in the lease, this subsidiary has a primary obligation to refund previously collected payments and has a secondary obligation to refund any of the $390 million collected by the transferee, if the transferee fails to meet its refund obligation. The subsidiary has no direct liability to the lessor and has title insurance on the leased coal deposits of $240 million covering the secondary obligation. The Company and the subsidiary regard the circumstances entitling the lessor to a refund as remote. The Company has agreed to maintain the subsidiary’s net worth at $108 million until July 1, 2025.

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

NMC is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions in any pending or threatened proceeding or that amounts which may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 23    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Forward Sales Contract

In October 2002, the Company determined that it needed to correct the accounting treatment for a prepaid forward gold sales contract (the “Prepaid Forward”) and a forward gold purchase contract (the “Forward Purchase”) entered into in July 1999. The Company concluded that these contracts did not meet the technical criteria to be accounted for in the manner reflected in the Company’s historical consolidated financial statements. As a result, the Company has restated its consolidated financial statements beginning with the third quarter of 1999.

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

As a result of this correction, the Company is accounting for the Prepaid Forward and the Forward Purchase as a single borrowing of $145.0 million in July 1999, with interest accrued, based on an effective interest rate recognized over the full term of the borrowing. The cost of the Semi-Annual Delivery Requirements under the Forward Purchase will be treated as interest payments. As the Annual Delivery Requirements are made under the Prepaid Forward, the Company will recognize a corresponding amount of sales revenue. Any additional proceeds received in connection with the Annual Delivery Requirements will be reflected as additional revenue at the time such proceeds are received. The surety bond costs of $7.1 million associated with the Annual Delivery Requirements have been deferred and will be amortized during 2005, 2006 and 2007.

As a result of this correction in accounting, the Company’s net loss has increased by approximately $1.1 million or less than $0.01 per share, $1.3 million or $0.01 per share, and $3.6 million or $0.02 per share for the years ended December 31, 2001, 2000 and 1999, respectively. In addition to the above Other comprehensive income increased $2.4 million for the year ended December 31, 2001. The Company’s Stockholders’ equity as of December 31, 2001 and 2000 decreased by $3.6 million and $4.9 million, respectively.

In addition, the Company’s long-term debt increased by $145.0 million ($137.2 million plus unamortized transaction and surety bond costs) at December 31, 2001, 2000 and 1999, as a result of this correction.

Investment in Batu Hijau

In the fourth quarter of 2002, the Company determined that PTNNT, which owns the Batu Hijau mine, had incorrectly included non-reserve material in its depreciation and deferred stripping calculations. NTP has restated its financial statements beginning with the fourth quarter of 1999 through the third quarter of 2002 so as to exclude material other than proven and probable reserves in its depreciation and deferred stripping calculations. As a result, the Company has restated its consolidated financial statements beginning with the fourth quarter of 1999.

The Company accounts for its 45% indirect interest in the Batu Hijau mine, which commenced production in late 1999, using the equity method. In accordance with operating and financing agreements relating to the mine, the Company recognizes 56.25% of the Batu Hijau mine’s net income until it has recouped the bulk of its construction investment. PTNNT mine had been including a certain amount of non-reserve material in its depreciation and deferred stripping calculations. This material is located within the current economic pit design and is included in the Batu Hijau operation’s mining plan. However, due to a lack of drilling density in the areas of the pit where this material is located, this material does not currently meet the criteria to be classified as proven and probable reserves. PTNNT has recalculated depreciation and deferred stripping charges excluding this non-reserve material.

As a result of the correction in accounting for depreciation, the Company’s net loss has increased by approximately $3.2 million or $0.02 per share, $2.9 million or $0.01 per share and decreased by $0.3 million or less than $0.01 per share for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2000, the Company recorded a consolidated tax benefit of $1.6 million related to the $4.4 million reduction in Batu Hijau’s equity income resulting from the depreciation restatements. The Company’s Stockholders’ equity as of December 31, 2001 and 2000 has decreased by $5.8 million and $2.6 million, respectively.

As a result of the correction in accounting for deferred stripping, the Company’s net loss has increased by approximately $2.3 million or less than $0.01 per share, $2.3 million or $0.01 per share and $0.4 million or less than $0.01 per share for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2000, the Company recorded a consolidated tax benefit of $1.3 million related to the $3.6 million reduction in Batu Hijau’s equity income resulting from the deferred shipping restatement. The Company’s Stockholders’ equity as of December 31, 2001 and 2000 has decreased by $5.0 million and $2.8 million, respectively.

Depreciation Rates

In November 2002, the Company determined that it had incorrectly recorded depreciation on certain mining assets at its Yanacocha operations in Peru. The Company has restated its consolidated financial statements beginning with the first quarter of 1999. As a result of this correction in accounting, the Company’s net loss has been increased by approximately $3.3 million or $0.02 per share and $1.6 million or $0.01 per share for the years ended December 31, 2001 and 2000, respectively, and the net loss has been reduced by $1.6 million or $0.01 per share for the year ended December 31, 1999. The adjustments also increased the earnings of years prior to 1999 by $4.1 million and therefore increased Stockholders’ equity of the Company by $0.8 million and $4.2 million at December 31, 2001, and 2000, respectively.

Inventory

During the fourth quarter of 2002, Newmont determined that it had incorrectly excluded depreciation, depletion and amortization (“DD&A) from capitalized costs in inventories. The Company has therefore restated its consolidated financial statements to include DD&A associated with the production of inventories as a cost subject to capitalization. Previously, the Company had recorded all DD&A as a period expense. In addition, the Company changed from recognizing units-of-production (“UOP”) depletion and amortization based on the volume of gold ounces sold to recognizing UOP depletion and amortization based on estimated recoverable ounces mined or produced from proven and probable reserves at certain locations to accommodate the capitalization of DD&A in inventory.

The Company continues to value its inventory at the lower of cost or market. As a result of the accounting change to capitalize DDA in inventory, the Company evaluated the revised inventory carrying costs at least quarterly and determined that write-downs to market were required in each reporting period. The Company reports lower of cost or market inventory adjustments in Write-down of assets in the Statement of Consolidated Operations.

During the fourth quarter of 2002, PTNNT determined that it had incorrectly excluded depreciation, depletion and amortization (“DD&A”) from capitalized costs in inventories. PTNNT has therefore restated its consolidated financial statements to include DD&A associated with the production of inventories as a cost subject to capitalization. Previously, PTNNT had recorded all DD&A as a period expense. In addition, the Company changed from recognizing units-of-production (“UOP”) depletion and amortization based on the volume of copper equivalent pounds sold to recognizing UOP depletion and amortization based on estimated copper equivalent recoverable pounds mined or produced from proven and probable reserves to accommodate the capitalization of DD&A in inventory.

As a result of this correction, the Company’s net loss was increased by $13.5 million or $0.07 per share, for the year ended December 31, 2001, net loss was decreased by $13.3 million or $0.06 per share for the year ended December 31, 2000 and net loss was increased by $15.1 million or $0.08 per share for the year ended December 31, 1999. The adjustments also increased the earnings of years prior to 1999 by $48.5 million and therefore increased Stockholders’ equity of the Company by $33.2 million and $46.8 million at December 31, 2001, and 2000, respectively.

Reclassifications

Certain amounts in previously reported consolidated financial statements have been reclassified to conform to the current presentation.

Restated Consolidated Financial Statements

The following sets forth the effects of the restatements to Newmont’s Statements of Consolidated Operations and Comprehensive Income (Loss) and the Statements of Cash Flow for years ended December 31, 2001, 2000 and 1999, and the Consolidated Balance Sheets at December 31, 2001 and 2000.

NEWMONT MINING CORPORATION

RESTATEMENT OF  STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2001
	As Previously Reported	Prepaid Forwards	Investment In Batu Hijau		Yanacocha		Inventory		As Restated
	(in thousands, except per share)
Sales and other income
Sales—gold	$1,656,116	$9,992 (a)	$—		$—		$—		$1,666,108
Dividends, interest, foreign currency exchange and other income	7,985	—	—		—		—		7,985

	1,664,101	9,992	—		—		—		1,674,093

Costs and expenses
Costs of sales—gold	1,092,959	—	—		(738	)(j)	604	(w)	1,092,825
Depreciation, depletion and amortization	300,096	—	—		9,228	(k)	(7,761	)(v)	301,563
Exploration and research	55,528	—	—		—		—		55,528
General and administrative	61,153	—	—		—		—		61,153
Interest, net of capitalized interest	86,415	11,665 (b)	—		—		—		98,080
Write-down of assets	40,999	—	—		—		16,817	(v)	57,816
Merger and restructuring	60,510	—	—		—		—		60,510
Other	11,466	—	—		—		—		11,466

	1,709,126	11,665	—		8,490		9,660		1,738,941

Operating income (loss)	(45,025)	(1,673)	—		(8,490)		(9,660)		(64,848)
Gain on derivative instruments	1,797	—	—		—		—		1,797

Pre-tax income (loss) before minority interest and equity income of affiliates	(43,228)	(1,673)	—		(8,490)		(9,660)		(63,051)
Income tax benefit	52,817	587 (c)	—		2,261	(l)	3,603	(y)	59,268
Minority interest in income of affiliates	(65,849)	—	—		2,892	(m)	(2,417	)(y)	(65,374)
Equity income of affiliates	32,981	—	(3,159	)(p)	—		(5,056	)(y)	22,513
			(2,253	)(t)

Net income (loss)	(23,279)	(1,086)	(5,412)		(3,337)		(13,530)		(46,644)
Preferred stock dividend	(7,475)	—	—		—		—		(7,475)

Net income (loss) applicable to common shares	$(30,754)	$(1,086)	$(5,412)		$(3,337)		$(13,530)		$(54,119)

Net income (loss)	$(23,279)	$(1,086)	$(5,412)		$(3,337)		$(13,530)		$(46,644)
Other comprehensive income	13,934	2,406	—		—		—		16,340

Comprehensive loss	$(9,345)	$1,320	$(5,412)		$(3,337)		$(13,530)		$(30,304)

Net income (loss) per common share, basic and diluted	$(0.16)	$—	$(0.03)		$(0.02)		$(0.07)		$(0.28)

Basic weighted average shares outstanding	195,059	—	—		—		—		195,059

NEWMONT MINING CORPORATION

RESTATEMENT OF CONSOLIDATED BALANCE SHEET

	December 31, 2001
	As Previously Reported	Prepaid Forwards		Investment In Batu Hijau		Yanacocha		Inventory		As Restated
	(in thousands)
Assets
Cash and cash equivalents	$149,431	$—		$—		$—		$—		$149,431
Short-term investments	8,185	—		—		—		—		8,185
Accounts receivable	19,088	—		—		—		—		19,088
Inventories	383,884	—		—		—		68,230	(v)	452,114
Marketable securities of Lihir	66,918	—		—		—		—		66,918
Current portion of deferred stripping costs	71,486	—		—		—		—		71,486
Prepaid taxes	29,229	—		—		—		—		29,229
Current portion of deferred income tax assets	4,571	3,221	(c)	—		—		—		7,792
Other current assets	42,780	—		—		—		—		42,780

Current assets	775,572	3,221		—		—		68,230		847,023
Property, plant and mine development, net	2,115,417	—		—		789	(k)	(8,959	)(v)	2,107,247
Investment in Batu Hijau	559,809	—		(7,317	)(p)	—		(2,905	)(y)	543,324
				(6,263	)(t)
Deferred stripping costs	20,145	—		—		—		—		20,145
Long-term inventory	93,007	—		—		—		24,685	(v)	117,692
Deferred income tax assets	403,447	—		—		—		—		403,447
Other long-term assets	95,008	7,802	(e)	—		—		—		102,810

Total assets	$4,062,405	$11,023		$(13,580)		$789		$81,051		$4,141,688

Liabilities
Current portion of long-term debt	$192,151	$—		$—		$—		$—		$192,151
Accounts payable	80,884	—		—		—		—		80,884
Current portion of deferred income tax liabilities	7,914	—		—		—		25,005	(x)	32,919
Other accrued liabilities	204,862	9,203	(b)	—		—		—		214,065

Current liabilities	485,811	9,203		—		—		25,005		520,019
Long-term debt	1,089,718	145,000	(f)	—		—		—		1,234,718
Deferred revenue from sale of future production	191,039	(137,198	)(g)	—		—		—		53,841
Reclamation and remediation liabilities	176,934	—		—		—		—		176,934
Deferred income tax liabilities	133,621	1,294	(c)	(1,552	)(s)	(363	)(l)	9,047	(x)	140,800
				(1,247	)(u)
Payroll and related benefits	156,834	—		—		62	(j)	2,646	(w)	159,542
Other long-term liabilities	96,921	(3,701	)(d)	—		—		—		93,220

Total liabilities	2,330,878	14,598		(2,799)		(301)		36,698		2,379,074

Commitments and contingencies
Minority interest in affiliates	251,479	—		—		247	(m)	11,122	(y)	262,848

Stockholders’ equity
Convertible preferred stock	11,500	—		—		—		—		11,500
Common stock	313,881	—		—		—		—		313,881
Additional paid-in capital	1,458,369	—		—		—		—		1,458,369
Accumulated other comprehensive income (loss)	(11,854)	2,406	(d)	—		—		—		(9,448)
Retained deficit	(291,848)	(5,981	)(h)	(10,781	)(q)	843	(n)	33,231	(z)	(274,536)

Total stockholders’ equity	1,480,048	(3,575)		(10,781)		843		33,231		1,499,766

Total liabilities and stockholders’ equity	$4,062,405	$11,023		$(13,580)		$789		$81,051		$4,141,688

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOW

	Year ended December 31, 2001
	As Previously Reported	Prepaid Forwards		Investment In Batu Hijau		Yanacocha		Inventory		As Restated
	(in thousands)
Operating activities:
Net loss	$(23,279)	$(1,086	)(h)	$(5,412	)(q)	$(3,337	)(n)	$(13,530	)(z)	$(46,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	300,096	—		—		9,228	(o)	(7,761	)(v)	301,563
Amortization of capitalized mining costs, net	37,410	—		—		—		—		37,410
Deferred tax benefit	(85,036)	(587	)(i)	—		(2,261	)(o)	(3,603	)(x)	(91,487)
Noncash merger and restructuring expenses	14,667	—		—		—		—		14,667
Gain (loss) on written call options	(1,797)	—		—		—		—		(1,797)
Write-down of assets	40,999	—		—		—		16,817	(v)	57,816
Foreign currency exchange (gain) loss	5,088	—		—		—		—		5,088
Minority interest, net of dividends	60,504	—		—		(2,892	)(o)	2,417	(y)	60,029
Undistributed (earnings) losses of affiliates	(32,743)	—		5,412	(r)	—		5,056	(y)	(22,275)
Gain on assets sales and other	(5,402)	—		—		—		—		(5,402)
(Increase) decrease in operating assets:
Accounts receivable	5,278	—		—		—		—		5,278
Inventories	35,547	—		—		—		—		35,547
Other assets	16,128	—		—		—		—		16,128
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(16,638)	1,673	(i)	—		(738	)(o)	604	(w)	(15,099)
Other liabilities	18,848	—		—		—		—		18,848

Net cash provided by operating activities	369,670	—		—		—		—		369,670

Investing activities:
Additions to property, plant and mine development	(389,964)	—		—		—		—		(389,964)
Advances to Batu Hijau, net	(209)	—		—		—		—		(209)
Proceeds from asset sales and other	5,146	—		—		—		—		5,146

Net cash used in investing activities	(385,027)	—		—		—		—		(385,027)

Financing activities:
Repayment of short-term debt	(10,000)	—		—		—		—		(10,000)
Proceeds from long-term debt	1,021,650	—		—		—		—		1,021,650
Repayments of long-term debt	(941,644)	—		—		—		—		(941,664)
Dividends paid on common and preferred stock	(30,972)	—		—		—		—		(30,972)
Decrease in restricted cash	40,000	—		—		—		—		40,000
Other	6,052	—		—		—		—		6,052

Net cash provided by financing activities	85,086	—		—		—		—		85,086

Effect of exchange rate changes on cash	2,144	—		—		—		—		2,144

Net change in cash and cash equivalents	71,873	—		—		—		—		71,873
Cash and cash equivalents at beginning of year	77,558	—		—		—		—		77,558

Cash and cash equivalents at end of year	$149,431	$—		$—		$—		$—		$149,431

NEWMONT MINING CORPORATION

RESTATEMENT OF

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2000
	As Previously Reported	Prepaid Forwards	Investment In Batu Hijau		Yanacocha		Inventory		As Restated
	(in thousands, except per share)
Sales and other income
Sales—gold	$1,809,450	$9,555 (a)	$—		$—		$—		$1,819,005
Dividends, interest, foreign currency exchange and other income	10,281	—	—		—		—		10,281

	1,819,731	9,555	—		—		—		1,829,286

Costs and expenses
Costs of sales—gold	1,065,514	—	—		(603	)(j)	942	(w)	1,065,853
Depreciation, depletion and amortization	359,453	—	—		7,542	(k)	(46,298	)(v)	320,697
Exploration and research	77,377	—	—		—		—		77,377
General and administrative	63,657	—	—		—		—		63,657
Interest, net of capitalized interest	94,567	11,553 (b)	—		—		—		106,120
Expenses for acquisition settlement	42,181	—	—		—		—		42,181
Write-down of assets	58,415	—	—		—		17,498	(v)	75,913
Merger and restructuring	6,897	—	—		—		—		6,897
Other	34,606	—	—		—		—		34,606

	1,802,667	11,553	—		6,939		(27,858)		1,793,301

Operating income (loss)	17,064	(1,998)	—		(6,939)		27,858		35,985
Gain on derivative instruments	26,796	—	—		—		—		26,796
Loss on marketable securities of Lihir	(23,863)	—	—		—		—		(23,863)

Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect of a change in accounting principle	19,997	(1,998)	—		(6,939)		27,858		38,918
Income tax benefit (expense)	(1,206)	698 (c)	1,552	(s)	2,950	(l)	(10,795	)(x)	(5,554)
			1,247	(u)
Minority interest in income of affiliates	(91,170)	—	—		2,363	(m)	(4,007	)(y)	(92,814)
Equity income of affiliates	(9,923)	—	(4,445	)(p)	—		240	(y)	(17,690)
			(3,562	)(t)

Net income (loss) before cumulative effect of a change in accounting principle	(82,302)	(1,300)	(5,208)		(1,626)		13,296		(77,140)
Cumulative effect of a change in accounting principle, net	(12,572)	—	—		—		—		(12,572)

Net income (loss)	(94,874)	(1,300)	(5,208)		(1,626)		13,296		(89,712)
Preferred stock dividend	(7,475)	—	—		—		—		(7,475)

Net income (loss) applicable to common shares	$(102,349)	$(1,300)	$(5,208)		$(1,626)		$13,296		$(97,187)

Net income (loss)	$(94,874)	$(1,300)	$(5,208)		$(1,626)		$13,296		$(89,712)
Other comprehensive income	(526)	—	—		—		—		(526)

Comprehensive loss	$(95,400)	$(1,300)	$(5,208)		$(1,626)		$13,296		$(90,238)

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$(0.47)	$(0.01)	$(0.02)		$(0.01)		$0.06		$(0.45)
Cumulative effect of a change in accounting principle per common share, basic and diluted	(0.06)	—	—		—		—		(0.06)

New loss per common share, basic and diluted	$(0.53)	$(0.01)	$(0.02)		$(0.01)		$0.06		$(0.51)

Basic weighted average shares outstanding	192,218	—	—		—		—		192,218

NEWMONT MINING CORPORATION

RESTATEMENT OF CONSOLIDATED BALANCE SHEET

	December 31, 2000
	As Previously Reported(1)	Prepaid Forwards		Investment In Batu Hijau		Yanacocha		Inventory		As Restated
	(in thousands)
Assets
Cash and cash equivalents	$77,558	$—		$—		$—		$—		$77,558
Short-term investments	7,084	—		—		—		—		7,084
Accounts receivable	29,281	—		—		—		—		29,281
Inventories	394,429	—		—		—		67,696	(v)	462,125
Marketable securities of Lihir	37,879	—		—		—		—		37,879
Current portion of deferred stripping costs	44,319	—		—		—		—		44,319
Prepaid taxes	46,307	—		—		—		—		46,307
Current portion of deferred income tax assets	4,700	2,634	(c)	—		—		—		7,334
Other current assets	43,395	—		—		—		—		43,395

Current assets	684,952	2,634		—		—		67,696		755,282
Property, plant and mine development, net	2,061,463	—		—		10,018	(k)	(10,648	)(v)	2,060,833
Investment in Batu Hijau	527,568	—		(4,158	)(p)	—		2,151	(y)	521,551
				(4,010	)(t)
Deferred stripping costs	84,722	—		—		—		—		84,722
Long-term inventory	130,393	—		—		—		35,964	(v)	166,357
Deferred income tax assets	299,863	—		—		—		—		299,863
Restricted cash	41,968	—		—		—		—		41,968
Other long-term assets	85,837	7,802	(e)	—		—		—		93,639

Total assets	$3,916,766	$10,436		$(8,168)		$10,018		$95,163		$4,024,215

Liabilities
	$10,000	$—		$—		$—		$—		$10,000
Current portion of long-term debt	70,447	—		—		—		—		70,447
Accounts payable	87,757	—		—		—				87,757
Current portion of deferred income tax liabilities	10,223	—		—		—		24,593	(x)	34,816
Other accrued liabilities	220,175	7,529	(b)	—		—		—		227,704

Current liabilities	398,602	7,529		—		—		24,593		430,724
Long-term debt	1,129,390	145,000	(f)	—		—		—		1,274,390
Deferred revenue from sale of future production	137,198	(137,198	)(g)	—		—		—		—
Reclamation and remediation liabilities	160,548	—		—		—		—		160,548
Fair value of written call options	55,638	—		—		—		—		55,638
Deferred income tax liabilities	104,649	—		(1,552	)(s)	1,897	(l)	13,062	(x)	116,809
				(1,247	)(u)
Payroll and related benefits	132,485	—		—		802	(j)	2,042	(w)	135,329
Other long-term liabilities	106,899	—		—		—		—		106,899

Total liabilities	2,225,409	15,331		(2,799)		2,699		39,697		2,280,337

Commitments and contingencies
Minority interest in affiliates	191,314	—		—		3,139	(m)	8,705	(y)	203,158

Stockholders’ equity
Convertible preferred stock	11,500	—		—		—		—		11,500
Common stock	312,107	—		—		—		—		312,107
Additional paid-in capital	1,463,318	—		—		—		—		1,463,318
Accumulated other comprehensive income (loss)	(25,788)	—		—		—		—		(25,788)
Retained deficit	(261,094)	(4,895	)(h)	(5,369	)(q)	4,180	(n)	46,761	(z)	(220,417)

Total stockholders’ equity	1,500,043	(4,895)		(5,369)		4,180		46,761		1,540,720

Total liabilities and stockholders’ equity	$3,916,766	$10,436		$(8,168)		$10,018		$95,163		$4,024,215

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOW

	Year ended December 31, 2000
	As Previously Reported	Prepaid Forwards		Investment In Batu Hijau		Yanacocha		Inventory		As Restated
	(in thousands)
Operating activities:
Net loss	$(94,874)	$(1,300	)(h)	$(5,208	)(q)	$(1,626	)(n)	$13,296	(z)	$(89,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	359,453	—		—		7,542	(o)	(46,298	)(v)	320,697
Amortization of deferred stripping costs, net	69,577	—		—		—		—		69,577
Deferred tax benefit	(69,234)	(698	)(i)	(1,552	)(s)	(2,950	)(o)	10,795	(x)	(64,886)
				(1,247	)(u)
Gain (loss) on written call options	(26,796)	—		—		—		—		(26,796)
Loss on marketable securities of Lihir	23,863	—		—		—		—		23,863
Stock issued for acquisition settlement	40,000	—		—		—		—		40,000
Write-down of assets	58,415	—		—		—		17,498	(v)	75,913
Amortization of put option premiums	19,149	—		—		—		—		19,149
Cumulative effect of a change in accounting principle	12,572	—		—		—		—		12,572
Foreign currency exchange (gain) loss	6,177	—		—		—		—		6,177
Minority interest, net of dividends	61,366	—		—		(2,363	)(o)	4,007	(y)	63,010
Undistributed losses of affiliates	9,923	—		4,445	(r)	—		(240	)(y)	17,690
				3,562	(t)
Gain on assets sales and other	(3,015)	—		—		—		—		(3,015)
(Increase) decrease in operating assets:
Accounts receivable	(8,337)	—		—		—		—		(8,337)
Inventories	(21,249)	—		—		—		—		(21,249)
Other assets	(20,256)	—		—		—		—		(20,256)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	54,676	1,998	(i)	—		(603	)(o)	942	(v)	57,013
Other liabilities	62,857	—		—		—		—		62,857

Net cash provided by operating activities	534,267	—		—		—		—		534,267

Investing activities:
Additions to property, plant and mine development	(387,437)	—		—		—		—		(387,437)
Advances to Batu Hijau, net	(100,389)	—		—		—		—		(100,389)
Repayments from joint ventures and affiliates	21,562	—		—		—		—		21,562
Cash effect of affiliate merger	(54,700)	—		—		—		—		(54,700)
Proceeds from asset sales and other	10,480	—		—		—		—		10,480

Net cash used in investing activities	(510,484)	—		—		—		—		(510,484)

Financing activities:
Proceeds from short-term debt	10,000	—		—		—		—		10,000
Proceeds from long-term debt	497,000	—		—		—		—		497,000
Repayments of long-term debt	(543,631)	—		—		—		—		(543,631)
Dividends paid on common and preferred stock	(27,640)	—		—		—		—		(27,640)
Decrease in restricted cash	(2,146)	—		—		—		—		(2,146)
Other	1,035	—		—		—		—		1,035

Net cash provided by financing activities	(65,382)	—		—		—		—		(65,382)

Effect of exchange rate changes on cash	(3,675)	—		—		—		—		(3,675)

Net change in cash and cash equivalents	(45,274)	—		—		—		—		(45,274)
Cash and cash equivalents at beginning of year	122,832	—		—		—		—		122,832

Cash and cash equivalents at end of year	$77,558	$—		$—		$—		$—		$77,558

NEWMONT MINING CORPORATION

RESTATEMENT OF

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 1999
	As Previously Reported	Prepaid Forwards	Investment In Batu Hijau		Yanacocha		Inventory		As Restated
	(in thousands, except per share)
Sales and other income
Sales—gold	$1,627,083	$—	$—		$—		$—		$1,627,083
Dividends, interest, foreign currency exchange and other income	47,985	—	—		—		—		47,985

	1,675,068	—	—		—		—		1,675,068

Costs and expenses
Costs of sales—gold	981,279	—	—		388	(j)	454	(w)	982,121
Depreciation, depletion and amortization	303,777	—	—		(4,851	)(k)	3,162	(w)	302,088
Exploration and research	74,213	—	—		—		—		74,213
General and administrative	68,330	—	—		—		—		68,330
Interest, net of capitalized interest	77,654	5,531 (b)	—		—		—		83,185
Write-down of assets	39,484	—	—		—		19,724	(v)	59,208
Other	25,980	—	—		—		—		25,980

	1,570,717	5,531	—		(4,463)		23,340		1,595,125

Operating income (loss)	104,351	(5,531)	—		4,463		(23,340)		79,943
Gain on derivative instruments	(44,821)	—	—		—		—		(44,821)

Pre-tax income (loss) before minority interest and equity income of affiliates	59,530	(5,531)	—		4,463		(23,340)		35,122
Income tax expense	(21,777)	1,936 (c)	—		(1,339	)(l)	8,297	(x)	(12,883)
Minority interest in income of affiliates	(40,691)	—	—		(1,520	)(m)	(1,930	)(y)	(44,141)
Equity income (loss) of affiliates	(91,627)	—	287	(p)	—		1,911	(y)	(89,877)
	—	—	(448	)(t)

Net loss	(94,565)	(3,595)	(161)		1,604		(15,062)		(111,779)
Preferred stock dividend	(7,475)	—	—		—		—		(7,475)

Net loss applicable to common shares	$(102,040)	$(3,595)	$(161)		$1,604		$(15,062)		$(119,254)

Net loss	$(94,565)	$(3,595)	$(161)		$1,604		$(15,062)		$(111,779)
Other comprehensive loss	(3,988)	—	—		—		—		(3,988)

Comprehensive loss	$(98,553)	$(3,595)	$(161)		$1,604		$(15,062)		$(115,767)

Net income (loss) per common share, basic and diluted	$(0.53)	$(0.02)	$—		$0.01		$(0.08)		$(0.62)

Basic weighted average shares outstanding	191,602	—	—		—		—		191,602

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOW

	Year ended December 31, 1999
	As Previously Reported	Prepaid Forwards		Investment In Batu Hijau		Yanacocha		Inventory		As Restated
	(in thousands)
Operating activities:
Net loss	$(94,565)	$(3,595	)(h)	$(161	)(q)	$1,604	(n)	(15,062	)(z)	$(111,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	303,777	—		—		(4,851	)(o)	3,162	(v)	302,088
Amortization of deferred stripping costs, net	9,662	—		—		—		—		9,662
Deferred tax benefit	(62,895)	(1,936	)(i)	—		1,339	(o)	(8,297	)(x)	(71,789)
Gain (loss) on written call options	44,821	—		—		—		—		44,821
Write-down of assets	39,384	—		—		—		19,724	(v)	59,108
Amortization of put option premiums	18,465	—		—		—		—		18,465
Foreign currency exchange (gain) loss	(8,214)	—		—		—		—		(8,214)
Minority interest, net of dividends	1,857	—		—		1,520	(o)	1,930	(y)	5,307
Undistributed losses of affiliates	91,627	—		161	(r)	—		(1,911	)(y)	89,877
Gain on assets sales and other	(24,502)	—		—		—		—		(24,502)
(Increase) decrease in operating assets:
Accounts receivable	32,482	—		—		—		—		32,482
Inventories	(21,733)	—		—		—		—		(21,733)
Other assets	(1,947)	—		—		—		—		(1,947)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	57,323	5,531	(i)	—		388	(o)	454	(w)	63,696
Other liabilities	37,001	—		—		—		—		37,001

Net cash provided by operating activities	422,543	—		—		—				422,543

Investing activities:
Additions to property, plant and mine development	(241,568)	—		—		—		—		(241,568)
Advances to Batu Hijau, net	(158,878)	—		—		—		—		(158,878)
Repayments from joint ventures and affiliates	19,873	—		—		—		—		19,873
Proceeds from sale of future production	137,198	(137,198	)(i)	—		—		—		—
Proceeds from asset sales and other	42,689	—		—		—		—		42,689

Net cash used in investing activities	(200,686)	(137,198)		—		—		—		(337,884)

Financing activities:
Repayments of short-term debt	(14,850)	—		—		—		—		(14,850)
Proceeds from long-term debt, net of issue cost	177,000	137,198	(i)	—		—		—		314,198
Repayments of long-term debt	(431,744)	—		—		—		—		(431,744)
Dividends paid on common and preferred stock	(27,572)	—		—		—		—		(27,572)
Decrease in restricted cash	(31,045)	—		—		—		—		(31,045)
Other	(1,017)	—		—		—		—		(1,017)

Net cash provided by financing activities	(329,228)	137,198		—		—		—		(192,030)

Effect of exchange rate changes on cash	(5,795)	—		—		—		—		(5,795)

Net change in cash and cash equivalents	(113,166)	—		—		—		—		(113,166)
Cash and cash equivalents at beginning of year	235,998	—		—		—		—		235,998

Cash and cash equivalents at end of year	$122,832	$—		$—		$—		—		$122,832

Adjustments:

(1)  Certain amounts have been reclassed to conform with current year presentation.

(a)  To reverse the effect of the cost of purchasing the Semi-Annual Delivery Requirements under the Forward Purchase that was originally recorded as a reduction of sales revenue.

(b)  To record accrued interest to account for the Prepaid Forward and the Forward Purchase as a single financing transaction.

(c)  To record the income tax impact of recording the Prepaid Forward and the Forward Purchase as a single financing transaction.

(d)  To reverse the effect of treating the Forward Purchase as a cash flow hedge. As a cash flow hedge, the Forward Purchase was recorded at fair value at each balance sheet date with the change in fair value recorded in Accumulated other comprehensive income (loss), net of the related deferred tax effect.

(e)  To record the purchase of the surety bond as an other long-term asset.

(f)  To record the total debt amount for the Prepaid Forward and the Forward Purchase as a single financing transaction.

(g)  To reverse the recording of the Prepaid Forward as deferred revenue.

(h)  To reflect the combined effect of adjustments (a) through (g) to Net income and Retained deficit.

(i)  To reflect the effect of treating the Prepaid Forward and the Forward Purchase as a single financing transaction in the Statement of Consolidated Cash Flow.

(j)  To record the reduction of worker’s participation profit sharing at Yanacocha in Peru for adjustment (k).

(k)  To change depreciation due to the correction of depreciation rates related to certain mining assets at Yanacocha.

(l)  To record the consolidated income tax impact of recording adjustments (j) and (k).

(m)  To record the minority interest impact, net of tax, of recording adjustments (j) and (k).

(n)  To reflect the effect of adjustments (j) through (m) to Net Loss and Retained Deficit.

(o)  To reflect the effect of recording the correction of depreciation rates of certain mining assets at Yanacocha in the Statement of Consolidated Cash Flow.

(p)  To record the effect, net of tax, in the Company’s Investment in Batu Hijau for an adjustment in NTP’s financial statements. NTP determined that material other than proven and probable reserves had been erroneously included in depreciation calculations for the Batu Hijau mine.

(q)  To reflect the effect of adjustment (p) and (t) to Net income and Retained deficit.

(r)  To reflect the effect of recording the change in equity in NTP in the Statement of Consolidated Cash flow.

(s)  To record the consolidated income tax impact of recording adjustment (p).

(t)  To record the impact, net of tax, of correcting the deferred stripping calculation for the Batu Hijau mine in the Company’s Investment in Batu Hijau in NTP’s financial statements.

(u)  To record the consolidated income tax impact of recording adjustment (t).

(v)  To record the effect of capitalizing DD&A in inventory and any associated lower of cost or net realizable value writedowns.

(w)  To record worker’s participation profit sharing at Yanacocha in Peru for adjustment (v).

(x)  To record the income tax impact for adjustment (v).

(y)  To record the minority interest and equity income impacts for adjustment (v).

(z)  To record the effect of adjustments (v) through (y) to Net Loss and Retained Deficit.

NOTE 24    SUBSEQUENT EVENTS

Acquisitions of Normandy and Franco-Nevada

On February 16, 2002, pursuant to a Canadian Plan of Arrangement, Newmont acquired 100% of Franco-Nevada in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock, or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to Newmont common shares. On February 20, 2002, Newmont obtained control of Normandy through a tender offer for all of the ordinary shares in the capital of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received the irrevocable tender from shareholders for more than 50% of the outstanding shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying financial statements from February 16, 2002 forward. On February 26, 2002, when the tender offer for Normandy expired, Newmont controlled more than 96% of Normandy’s outstanding shares. Newmont exercised its rights to acquire the remaining shares of Normandy in April 2002. Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depository receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia.

Normandy was Australia’s largest gold company with interests in 16 development-stage or operating mining properties worldwide. Franco-Nevada was the world’s leading precious minerals royalty company and had interests in other investments in the Mining Industry. Following the February 2002 acquisitions, Normandy was renamed Newmont Australia Limited and Franco-Nevada was renamed Newmont Mining Corporation of Canada Limited.

The purchase price for these acquisitions totaled $4.3 billion, composed of 197.4 million Newmont shares (or share equivalents), $462.1 million in cash and approximately $90 million of direct costs. The value of Newmont shares (or share equivalents) was $19.01 per share based on the average market price of the shares over the two-day period before and after January 2, 2002, the last trading day before the final and revised terms for the Normandy and Franco-Nevada acquisitions were announced.

The combination of Newmont, Normandy and Franco-Nevada was designed to create a platform for rational growth and for delivering superior returns to shareholders. With a larger global operating base, a broad and balanced portfolio of development projects and a stable income stream from mineral royalties and investments, the combined company will have opportunities to optimize returns, realize synergies through rationalization of corporate overhead and exploration programs, realize operating efficiencies, reduce operating and procurement costs and reduce interest expense and income taxes. The acquisitions resulted in approximately $3.0 billion of goodwill primarily related to the Merchant Banking business, the combined global exploration expertise and the synergies discussed above.

The acquisitions were accounted for using the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill was assigned to specific reporting units. Goodwill and other identifiable intangibles not subject to amortization will be reviewed for possible impairment at least annually or more frequently when an event or change in circumstances indicates that a reporting unit’s carrying amount is greater than its fair value. The following reflects the preliminary purchase allocation for the acquisition of 100% of Normandy (in millions, except per share data; unaudited):

Shares of NMC common stock issued to Normandy stockholders, including shares attributable to Franco-Nevada’s 19.8% investment in Normandy	86.5
Value of NMC stock per share	$19.01

Fair value of NMC common stock issued	$1,644.2
Plus-Cash consideration of A$0.50 per share	461.7
Plus-Fair value of Normandy stock options cancelled by Newmont	5.9
Plus-Estimated direct acquisition costs incurred by Newmont	61.3

Total Purchase Price	2,173.1

Plus-Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrued acquisition costs and settlement of stock options	191.6
Long-term debt, including current portion	913.7
Derivative instrument liabilities	422.8
Other long-term liabilities	465.8
Minority interests acquired	33.8
Less-Fair value of assets acquired by Newmont:
Current assets	(350.0)
Property, plant and equipment	(493.1)
Intangible Assets
Proven and probable reserves	(433.2)
Undeveloped mineral interests	(589.3)
Other intangible assets	(12.9)
Equity investments in mining operations	(222.1)
Other long-term assets	(205.9)

Residual purchase price allocated to goodwill	$1,894.3

The following table reflects the preliminary purchase allocation for the acquisition of Franco-Nevada (in millions, except per share data; unaudited):

Shares of NMC common stock (or equivalents) issued to Franco-Nevada stockholders, excluding shares attributable to Franco-Nevada’s 19.8% investment in Normandy	110.6
Value of NMC stock per share	$19.01

Fair value of NMC common stock issued	$2,101.6
Plus-Fair value of Franco-Nevada options assumed by Newmont	30.3
Plus-Fair value of Franco-Nevada warrants assumed by Newmont	13.3
Plus-Estimated direct acquisition costs incurred by Newmont	29.0

Total Purchase Price	2,174.2

Plus-Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrual of acquisition costs	16.5
Other liabilities	222.7
Less-Fair value of assets acquired by Newmont:
Current assets	(704.3)
Intangible assets—fair value of mining royalty properties	(351.4)
Fair value of investments in affiliated companies (excluding the 19.8% interest in Normandy)	(227.4)

Residual purchase price allocated to goodwill	$1,130.3

The purchase price allocation is preliminary but has been modified during the fourth quarter of 2002. The allocation was modified with assistance from independent appraisers and resulted in recording the acquired assets and assumed liabilities of Normandy and Franco-Nevada at fair market value. Significant elements of the modified Normandy allocation are as follows: (i) property, plant and equipment was adjusted to estimated fair value based on the quantity of proven and probable reserves and undeveloped mineral interests at each site and the estimated future production costs and capital expenditures required to produce the reserve material and the replacement cost of land, buildings and equipment; and, (ii) other long-term liabilities have been adjusted to the fair value of reclamation and remediation liabilities. Undeveloped mineral interests include: (i) Other mineralized material includes primarily inferred material within pits; measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves and inferred material in close proximity to proven and probable reserves; (ii) Around-mine exploration potential includes primarily inferred material not immediately adjacent to existing reserves and mineralization but located within the immediate mine infrastructure; and (iii) Other exploration potential is not part of measured, indicated or inferred material and is comprised primarily of material outside of the immediate mine area. Proven and probable reserves, other mineralized material and around-mine exploration potential have been valued based on estimated discounted cash flows from future production of each class of material. Other exploration potential has been valued based on recent market comparables for sales of similar properties.

Proven and probable reserves will be amortized on a units of production basis over the respective mine lives. Other mineralized material, around-mine exploration potential and other exploration potential will be amortized on a straight line basis over their estimated useful lives, taking into account residual values.

Significant elements in the modified Franco-Nevada allocation are as follows: (i) mining royalty properties and other were adjusted to estimated fair value based on the expected returns on those royalties; and, (ii) investments in affiliated companies were adjusted for the estimated fair value of the investment in Echo Bay Mines.

As part of the purchase of Normandy and Franco-Nevada in 2002, Newmont acquired identifiable intangible assets, other than goodwill, of $12.7 million, primarily for an exploration statistical database. These intangible assets are not subject to amortization and will be tested for impairment at least annually. There were no other significant acquired intangible assets. The Company does not currently anticipate the goodwill related to these acquisitions will be deductible for tax purposes.

The allocation of goodwill arising from the Normandy and Franco-Nevada acquisitions to reporting units is preliminary but has been modified during the fourth quarter of 2002. Newmont has modified the allocation of goodwill with assistance from independent appraisers. The Company has allocated goodwill primarily to the Merchant Banking and Exploration reporting units based on the valuations of those businesses and to specific mine site reporting units based on the mine specific synergies arising from the combination of Newmont, Normandy and Franco-Nevada that are expected to be realized in the future. Newmont’s allocation of goodwill (see below) to the Merchant Banking reporting unit assumes the Company will continue to realize above average investment returns from various types of transactions such as mergers, acquisitions, joint ventures, investments in royalty interests and disposals of different interests in mining projects. The allocation of goodwill to the Company’s Exploration reporting unit assumes above average investment returns from the exploration and development of additional proven and probable reserves. The allocation of goodwill to anticipated synergies at the Company’s various mine site reporting units assumes such operational synergies will be realized. A change in these assumptions based on a change in local or global gold markets and conditions could trigger a future impairment of goodwill.

The allocation of goodwill to reporting units is expected to be finalized by the end of 2002; therefore, the final allocation could differ from the preliminary allocation. The preliminary carrying amount of goodwill by reporting unit as of December 31, 2002 is summarized in the following table (in millions, and unaudited):

	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America
Balance at December 31, 2002	$40.9	$—	$40.9	$—	$—	$—

	Pajingo	Other Australia	Total Australia	Zarafshan-Newmont	Other International Operations	Total Gold
Balance at December 31, 2002	$56.9	$140.8	$197.7	$—	$—	$238.6

	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at December 31, 2002	$31.5	$1,144.2	$1,625.0	$—	$3,039.3

Changes in Accounting Principle

Depreciation, depletion and amortization

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, Plant and Mine Development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income during the nine months ended September 30, 2002 by $7.7 million, net of tax of $4.1 million and increased net income per share by $0.02 per share. The effect of the change was to reduce DD&A expense by $1.6 million and $2.4 million in the first and second quarters of 2002, respectively, and increase DD&A expense by $3.4 million in the third quarter of 2002. The effect of the change to net income was a decrease of the net loss of $1.0 million in the first quarter of 2002, an increase in net income of $1.6 million in the second quarter of 2002 and a decrease in net income of $2.2 million in the third quarter of 2002.

The table below presents the pro forma effects of the accounting change on Net loss before cumulative effect of a change in accounting principle had it been in effect for the years ended December 31, 2001, 2000 and 1999:

	Years Ended
(Increase)/decrease to Net loss (in millions)	December 31, 2001	December 31, 2000	December 31, 1999
Depreciation, depletion, and amortization	$2.0	$0.9	$1.6
Income tax expense	(0.7)	(0.3)	(0.5)

Net loss before cumulative effect of a change in accounting principle	$1.3	$0.6	$1.1

Net loss before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00	$0.00

The table below presents the pro forma Net loss applicable to common shares before cumulative effect of a change in accounting principle giving effect to the change discussed above:
	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Pro forma net loss applicable to common shares before cumulative effect of a change in accounting principle	$(52.8)	$(84.0)	$(118.2)

Pro forma net loss applicable to common shares before cumulative effect of a change in accounting principle per share, basic and diluted	$(0.27)	$(0.44)	$(0.62)

Echo Bay Mines Ltd. and TVX Newmont Americas

Newmont obtained a 48.8% interest in Echo Bay through its acquisition of Franco-Nevada in February 2002. Franco-Nevada purchased capital securities of Echo Bay with face value of $72.4 million in June 2001. In January 2002, $4.6 million of these capital securities were sold. Newmont acquired Franco-Nevada’s remaining holdings of Echo Bay’s capital securities in connection with Newmont’s acquisition of Franco-Nevada. Subsequent to this acquisition, an agreement was reached with Echo Bay and the capital securities holders to exchange the capital securities for common stock of Echo Bay. This exchange of capital securities debt obligations for common stock occurred on April 3, 2002 and resulted in Newmont Mining Corporation of Canada Limited (a wholly-owned subsidiary of Newmont Mining Corporation) owning 48.8% of Echo Bay common stock which decreased to 45.3% at September 30, 2002 as a result of equity issuances by Echo Bay. From April 3, 2002, Newmont has accounted for its investment in Echo Bay under the equity method.

On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas (a joint venture between the Company and TVX Gold Inc., acquired as part of the Normandy transaction) to TVX for $180 million in cash and recognized no significant gain or loss on the transaction.

On January 31, 2003 the combination was announced of Kinross Gold Corporation (“Kinross”), TVX Gold Inc. (“TVX”) and Echo Bay Mines Ltd. Shareholders of Echo Bay and TVX will become common shareholders of Kinross based on the exchange ratios of 0.1733 and 2.1667, respectively. The combination of the three companies was effective February 3, 2003 and included the exchange of Newmont’s interest in Echo Bay for an approximate interest of 13.8% in the new Kinross. Newmont expects to record a gain of approximately $90 million on the sale of Echo Bay.

Australian Magnesium Corporation

On January 3, 2003 Newmont contributed an additional A$100 million ($US 55.9 million) to AMC pursuant to its obligation under the original investment in return for approximately 167 million additional shares, increasing our ownership percentage to 40.9%. However, due to the conversion by a third-party shareholder of preferred shares to voting, common shares, our interest was decreased to 27.8%. In addition, subsequent to year end the A$90 million (approximately $49 million) contingent equity commitment outlined in Note 7 was negotiated into an A$75 million (approximately $41 million) contingent convertible debt and equity facility.

Sale of Lihir

A gain on the sale of marketable securities of $47.3 million was recorded during the second quarter of 2002 when Newmont sold its 9.7% equity holding in Lihir Gold Limited. As a result, Newmont is no longer a shareholder of Lihir. Newmont realized proceeds of $84.0 million on the sale and recognized a pre-tax gain of $47 million on the transaction.

NOTE 25    UNAUDITED SUPPLEMENTARY DATA

Deferred Stripping

In general, mining costs are charged to Costs applicable to sales as incurred. However, at open-pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there may be greater volatility in the Company’s period-to-period results of operations. See additional discussion of deferred stripping in Note 1 to the Company’s Consolidated Financial Statements.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Nevada(3)			Mesquite(4)
	2001	2000	1999	2001	2000	1999
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	138.4	145.1	161.4	237.6	120.7	190.7
– Average ore grade (ounces of gold per ton)	0.066	0.066	0.063	0.023	0.018	0.020

Actuals for Year
– Stripping ratio (2)	88.9	106.6	162.2	155.5	180.4	134.2
– Average ore grade (ounces of gold per ton)	0.060	0.060	0.057	0.031	0.016	0.017

Remaining Mine Life (years)	9	10	11	—	1	2

	Minahasa(5)			La Herradura(6)
	2001	2000	1999	2001	2000	1999
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	14.5	19.8	24.0	177.0	144.4	172.6
– Grade of ore (ounces of gold per ton)	0.172	0.195	0.158	0.035	0.032	0.034

Actuals for Year
– Stripping ratio (2)	15.9	16.4	22.4	200.0	228.4	201.7
– Grade of ore (ounces of gold per ton)	0.131	0.205	0.326	0.025	0.024	0.023

Remaining Mine Life (years)	—	1	2	6	7	8

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The life-of-mine stripping ratio decreased during 2000 and 2001 from 1999 reflecting the deferral of open pit projects in response to lower gold prices. The actual stripping ratio during 2000 and 2001 decreased from 1999 as a result of entering into higher grade ore zones in the Twin Creeks pit.
(4)	The life-of-mine stripping ratio decreased in 2000 from 1999 and increased in 2001 versus 2000 reflecting significant changes to the mine plan in the final three years of operations. The actual stripping ratio was higher during 2000 in comparison to 1999 as a result of clearing additional waste material to access an ore zone.
(5)	The actual and life-of-mine stripping ratios decreased during 2000 and 2001 from 1999 reflecting higher grade ore zones at the bottom of the Mesel pit as mining concluded in the fourth quarter of 2001.
(6)	The increase in the life-of-mine stripping ratio in 2001 versus 2000 is due to an increase in proven and probable reserves, which resulted in a change in the pit design.

Quarterly Data

The following is a summary of selected quarterly financial information, as restated. See Note 23. (in millions except per share amounts):

	Three Months Ended
	March 31, 2001 As Previously Reported	Adjustments	March 31, 2001 As Restated	June 30, 2001 As Previously Reported	Adjustments	June 30, 2001 As Restated
Sales	$424.1	$—	$424.1	$362.4	$4.9	$367.3
Gross profit(1)(2)	$81.1	$(14.2)	$66.9	$31.0	$10.3	$41.3
Net income (loss) applicable to common shares	$(39.1)	$(12.9)	$(52.0)	$(33.5)	$0.9	$(32.6)
Net income (loss) per common share, basic and diluted	$(0.20)	$(0.07)	$(0.27)	$(0.17)	$—	$(0.17)
Basic weighted average shares outstanding	192.6	—	192.6	195.6	—	195.6
Dividends declared per NMC common share	$0.03	$—	$0.03	$0.03	$—	$0.03
Closing price of NMC common stock	$16.12	$—	$16.12	$18.61	$—	$18.61

	Three Months Ended
	September 30, 2001 As Previously Reported	Adjustments	September 30, 2001 As Restated	December 31, 2001 As Previously Reported	Adjustments	December 31, 2001 As Restated
Sales	$424.4	$—	$424.4	$445.2	$5.1	$450.3
Gross profit(1)(2)	$71.1	$5.6	$76.7	$79.9	$6.9	$86.8
Net income (loss) applicable to common shares	$21.5	$(9.4)	$12.1	$20.3	$(1.9)	$18.4
Net income (loss) per common share, basic and diluted	$0.11	$(0.05)	$0.06	$0.10	$—	$0.10
Basic weighted average shares outstanding	195.9	—	195.9	196.1	—	196.1
Dividends declared per NMC common share	$0.03	$—	$0.03	$0.03	$—	$0.03
Closing price of NMC common stock	$23.60	$—	$23.60	$19.11	$—	$19.11

	Three Months Ended
	March 31, 2000 As Previously Reported	Adjustments	March 31, 2000 As Restated	June 30, 2000 As Previously Reported	Adjustments	June 30, 2000 As Restated
Sales	$453.2	$—	$453.2	$411.1	$—	$411.1
Gross profit(1)	$105.8	$13.9	$119.7	$87.3	$5.2	$92.5
Net income (loss) before cumulative effect of a change in accounting principle applicable to common shares(3)(4)	$6.1	$3.9	$10.0	$(25.8)	$(1.1)	$(26.9)
Net loss applicable to common shares	$(6.5)	$3.9	$(2.6)	$(25.8)	$(1.1)	$(26.9)
Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.03	$0.02	$0.05	$(0.13)	$(0.01)	$(0.14)
Net income (loss) per common share, basic and diluted	$(0.03)	$0.02	$(0.01)	$(0.13)	$(0.01)	$(0.14)
Basic weighted average shares outstanding	191.9	—	191.9	192.0	—	192.0
Dividends declared per NMC common share	$0.03	$—	$0.03	$0.03	$—	$0.03
Closing price of NMC common stock	$22.44	$—	$22.44	$21.63	$—	$21.63

	Three Months Ended
	September 30, 2000 As Previously Reported	Adjustments	September 30, 2000 As Restated	December 31, 2000 As Previously Reported	Adjustments	December 31, 2000 As Restated
Sales	$419.4	$4.7	$424.1	$525.8	$4.8	$530.6
Gross profit(1)	$74.4	$19.9	$94.3	$117.0	$9.0	$126.0
Net income (loss) before cumulative effect of a change in accounting principle applicable to common shares(3)(4)	$(36.5)	$6.6	$(29.9)	$(33.5)	$(4.3)	$(37.8)
Net loss applicable to common shares	$(36.5)	$6.6	$(29.9)	$(33.5)	$(4.3)	$(37.8)
Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$(0.19)	$0.03	$(0.16)	$(0.18)	$(0.01)	$(0.19)
Net income (loss) per common share, basic and diluted	$(0.19)	$0.03	$(0.16)	$(0.18)	$(0.01)	$(0.19)
Basic weighted average shares outstanding	192.2	—	192.2	192.8	—	192.8
Dividends declared per NMC common share	$0.03	$—	$0.03	$0.03	$—	$0.03
Closing price of NMC common stock	$17.00	$—	$17.00	$17.06	$—	$17.06

(1)	Sales less costs applicable to sales, and depreciation, depletion and amortization.
(2)	Included an after-tax charge of $43.7 million for merger and restructuring expenses in the quarter ended March 31 and an after-tax impairment charge of $26.7 million in the quarter ended December 31.
(3)	In the quarter ended December 31, 2000, the Company changed its method of accounting for revenue recognition, as described in Note 19. The accounting principle was applied retroactively to January 1, 2000, and 2000 quarterly information was restated.
(4)	Included an after-tax charge of $0.4 million, none, $1.4 million and $1.3 million in the quarters ended March 31, June 30, September 30 and December 31, respectively, for expenses related to the change in accounting principle and an after-tax impairment charge of $21.3 million, in the quarter ended December 31.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information is in the Market Conditions and Risks Section of Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations commencing on page 39 above, and Notes 2 and 10 of Item 7, commencing on page 66 and 84, respectively, are incorporated by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in the Notes of Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 60 above, are incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Newmont’s Board of Directors, upon recommendation of the Audit Committee, approved dismissal of Arthur Andersen LLP (“Andersen”) as the Company’s independent auditor effective May 23, 2002.

Andersen served as the Company’s independent auditor for the fiscal years ended December 31, 2001 and December 31, 2000. Andersen’s reports on the Company’s financial statements for each of the years ended December 31, 2001 and December 31, 2000 (the “Reports”) did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2001, and the subsequent interim period through March 31, 2002, there were no disagreements with Andersen within the meaning of Instruction 4 of Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Andersen’s satisfaction would have caused Andersen to make reference to the subject matter of the disagreements in connection with its Reports. During the term of Andersen’s engagement, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

The Board of Directors appointed the firm of PricewaterhouseCoopers LLP to serve as the Company’s independent auditor for fiscal year 2002. PricewaterhouseCoopers LLP’s engagement commenced May 23, 2002. During the two fiscal years of the Company ended December 31, 2001, and the subsequent interim period through March 31, 2002, the Company did not consult with PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

On May 23, 2002, the Company filed a Current Report on Form 8-K, reporting the dismissal of Andersen and engagement of PricewaterhouseCoopers LLP. A letter from Andersen addressed to the Securities and Exchange Commission stating that Andersen agrees with the statements made by the Company in the Current Report on Form 8-K was included as Exhibit 16.1.

On October 22, 2002, the Audit Committee engaged PricewaterhouseCoopers LLP to conduct an audit of the Company’s financial statements for the three years ended December 31, 2001.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Newmont’s directors is contained in Newmont’s definitive Proxy Statement which was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Newmont’s executive officers is set forth under Item 4A in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement which was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this item is contained in Newmont’s definitive Proxy Statement which was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item is contained in Newmont’s definitive Proxy Statement which was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 13, 2003, are included as part of Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 60 above.

*	See Item 7.

Financial Statement Schedules

Page
Financial Statements of Nusa Tenggara Partnership, V. O. F.	NT-1

Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)	A report was filed on Form 8-K Item 5 on November 14, 2001, with respect to the solicitation of proxies for Normandy and Franco-Nevada acquisitions. The November 14, 2001, Form 8-K was amended via a Form 8-K/A Item 5 on November 16, 2001. On November 27, 2001, a report was filed on Form 8-K Item 5 with respect to filing The Plan of Arrangement between Franco-Nevada and Newmont.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Partners of Nusa Tenggara Partnership V.O.F.:

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations and comprehensive income (loss), of changes in partners’ equity and of cash flows, present fairly, in all material respects, the financial position of Nusa Tenggara Partnership V.O.F. (a Dutch General Partnership) and its subsidiary at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting for derivative instruments and hedging activities on January 1, 2001.

As explained in Notes 1 and 16 to the consolidated financial statements, the Partnership has restated its financial statements for the years ended December 31, 2001, 2000, and 1999.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Denver, Colorado

February 13, 2003

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of United States dollars)

As Restated. See Note 16.

	Years Ended December 31,
	2001	2000	1999
Sales and other income
Concentrate sales
Contained copper	$447,291	$431,325	$15,213
Third-party smelting and refining costs	(101,892)	(94,314)	(3,442)

	345,399	337,011	11,771
Interest and other	1,134	568	11

	346,533	337,579	11,782

Costs and expenses
Production costs	156,287	236,940	13,402
Depreciation, depletion and amortization	112,243	96,820	3,299
Write-down of assets	16,709	—	—
Exploration	255	768	24
Interest expense, net of amounts capitalized	89,013	98,302	11,967
Other	405	33	14,130

	374,912	432,863	42,822

Net loss before tax and cumulative effect of a change in accounting principle	(28,379)	(95,284)	(31,040)
Income tax benefit	17,224	10,709	45,996

Net income (loss) before cumulative effect of a change in accounting principle	(11,155)	(84,575)	14,956
Cumulative effect of a change in accounting principle, net	(27)	—	—

Net income (loss)	$(11,182)	$(84,575)	$14,956

Other comprehensive income (loss)	(2,340)	—	—

Comprehensive income (loss)	$(13,522)	$(84,575)	$14,956

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of United States dollars)

As Restated. See Note 16.

	At December 31,
	2001	2000
ASSETS

Cash and cash equivalents	$7,184	$10,395
Accounts receivable from affiliates	242	100
Metal sales receivables	38,515	53,529
Value added taxes receivable	18,474	52,638
Inventories	92,656	87,438
Other	5,615	6,098

Current assets	162,686	210,198

Ore inventory	148,007	69,948
Property, plant and mine development—net	1,940,335	2,015,368
Debt issuance costs	36,304	21,360
Deferred income tax assets	88,942	68,699
Other	484	100

Total assets	$2,376,758	$2,385,673

LIABILITIES

Current portion of long-term debt	$—	$86,732
Related party debt and interest	254,891	268,469
Working capital loan and accrued interest to affiliates	—	15,035
Accounts payable and accrued expenses	109,248	113,612
Accounts payable—affiliates (see Notes 7 and 13)	6,242	6,463
Deferred revenue	—	6,587
Taxes payable	3,477	5,620
Current portion of deferred income tax liabilities	5,186	5,837

Current liabilities	379,044	508,355

Long-term debt	935,771	913,268
Reclamation liabilities	5,758	2,013
Deferred stripping costs	75,318	25,469
Accounts payable—affiliates (see Note 7)	82,917	66,173

Total liabilities	1,478,808	1,515,278

Commitments and contingencies (see Notes 2, 13, 14 and 15)

PARTNERS’ EQUITY

Capital account—Newmont Indonesia Limited (“NIL”)	506,413	489,597
Capital account—Nusa Tenggara Mining Corporation (“NTMC”)	393,877	380,798
Accumulated other comprehensive loss	(2,340)	—

Total partners’ equity	897,950	870,395

Total liabilities and partners’ equity	$2,376,758	$2,385,673

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED CHANGES IN PARTNERS’ EQUITY

(Amounts in thousands of United States dollars)

As Restated. See Note 16.

	NIL 56.25%	NTMC 43.75%	Total
Balance at December 31, 1998	$417,312	$324,576	$741,888

Cash contributions	51,566	40,106	91,672
Net income	8,413	6,543	14,956

Balance at December 31, 1999	477,291	371,225	848,516

Cash contributions	59,880	46,574	106,454
Net loss	(47,574)	(37,001)	(84,575)

Balance at December 31, 2000	489,597	380,798	870,395

Cash contributions	8,989	6,991	15,980
Return of capital	(124)	(96)	(220)
Amounts transferred to equity related to accrued interest	14,241	11,076	25,317
Net loss	(6,290)	(4,892)	(11,182)
Accumulated Other Comprehensive loss	—	—	(2,340)

Balance at December 31, 2001	$506,413	$393,877	$897,950

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED CASH FLOW

(Amounts in thousands of United States dollars)

As Restated. See Note 16.

	Years Ended December 31,
	2001	2000	1999
Operating Activities
Net income (loss)	$(11,182)	$(84,575)	$14,956
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	112,243	96,820	3,299
Amortization of deferred stripping costs, net	49,849	30,788	(5,318)
Amortization of debt issuance costs	6,198	4,023	163
Write-down of assets	16,709	—	—
Deferred tax benefit	(19,547)	(13,800)	(49,063)
Decrease (increase) in operating assets:
Accounts and other receivables	8,202	(60,770)	(2,155)
Inventories	(88,101)	(61,864)	(102,013)
Other assets	6,642	2	177
Increase in operating liabilities:
Accounts payable	3,144	69,213	86,264
Other liabilities	3,032	2,439	13,725

Net cash provided by (used in) operating activities	87,189	(17,724)	(39,965)

Investing Activities
Value added taxes	40,834	54,317	(35,928)
Additions to property, plant and mine development	(46,278)	(207,704)	(568,490)

Net cash used in investing activities	(5,444)	(153,387)	(604,418)

Financing Activities
Equity contributions from Newmont Indonesia Limited	8,989	59,880	51,566
Equity contributions from Nusa Tenggara Mining Corporation	6,991	46,574	40,106
Amounts returned to Newmont Indonesia Limited	(124)	—	—
Amounts returned to Nusa Tenggara Mining Corporation	(96)	—	—
Proceeds from long-term debt	426,250	—	360,000
Repayment of senior debt	(490,479)	—	—
Senior debt reserve account	(345)	—	—
Proceeds from Partners (NIL & NTMC)	—	56,747	191,827
Proceeds from working capital loan from affiliates	—	35,000	—
Repayment of working capital loan to affiliates	(15,000)	(20,000)	—
Debt issuance costs	(21,142)	(102)	(1,403)

Net cash provided by (used in) financing activities	(84,956)	178,099	642,096

Net increase (decrease) in cash and cash equivalents	(3,211)	6,988	(2,287)
Cash and cash equivalents at beginning of year	10,395	3,407	5,694

Cash and cash equivalents at end of year	$7,184	$10,395	$3,407

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    GENERAL

Nusa Tenggara Partnership V.O.F. (“NTP” or the “Partnership”) is a general partnership organized under the laws of The Netherlands. NTP is 56.25%-owned by Newmont Indonesia Limited (“NIL”), a subsidiary of Newmont Mining Corporation (“NMC”), both Delaware, U.S.A. corporations, and 43.75%-owned by Nusa Tenggara Mining Corporation (“NTMC”), a Japanese corporation owned by Sumitomo Corporation (“Sumitomo”) (74.3%), Sumitomo Metal Mining Co., Ltd. (14.3%), Mitsubishi Materials Corporation (7.1%) and Furukawa Co., Ltd. (4.3%). Both NMC and Sumitomo have significant participating rights in the NTP business and unanimous approval is needed for various NTP decisions.

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

NTP holds an 80% interest in P.T. Newmont Nusa Tenggara (“PTNNT”), an Indonesian corporation that holds the Contract of Work (“COW”) issued by the Indonesian government, granting PTNNT sole rights to develop the Batu Hijau mine. The remaining 20% interest in PTNNT is held by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company. PTPI’s interest is a “carried interest” such that at the request of PTPI, NTP funds PTPI’s share of capital contributions to PTNNT. Contributions made on behalf of PTPI are recoverable by NTP from 70% of PTPI’s share of future dividends from PTNNT. (See Note 10)

Under the COW, a portion of PTNNT not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals, beginning in the sixth year after mining operations commenced. The effect of this provision could potentially reduce NTP’s ownership to 49% by the end of the tenth year.

Substantially all Partnership transactions relate to its 80% interest in PTNNT. Certain NTP and PTNNT actions and transactions require unanimous approval of NTP partners.

Copper and gold mining requires the use of specialized facilities and technology. PTNNT relies heavily on such facilities to reach and maintain its production levels. Also, the cash flow and profitability of PTNNT’s operations are significantly affected by market prices of copper and gold. Such commodity prices fluctuate widely and are affected by numerous factors beyond PTNNT’s control.

Over the past five years, Indonesia has experienced significant fluctuations of its currency, the Rupiah. The country also faces political and social challenges. NTP’s cost and debt structure is primarily U.S. dollar-denominated. To the extent that there are fluctuations in the Rupiah, its devaluation is generally economically neutral or beneficial to NTP since local salaries and supply contracts will decrease against the U.S. dollar. Excluding certain tax receivables described in Note 2, PTNNT activities have not been materially affected by the economic, social and political situation in Indonesia, primarily because they are located in a remote location.

In the fourth quarter of 2002, NTP determined that PTNNT had incorrectly included material other than proven and probable reserves in its depreciation, amortization and deferred stripping calculations and incorrectly excluded depreciation, depletion and amortization from inventory. In addition, NTP determined that PTNNT had

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incorrectly included third party smelting and refining charges as a component of production costs when such charges are more properly reflected as a reduction of revenue based on the terms of NTPs sales contracts. As result, NTP restated its financial statements beginning with the fourth quarter of 1999. See Note 16.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements

The financial statements have been prepared using generally accepted accounting principles of the United States (“U.S. GAAP”).

Principles of Consolidation

The financial statements reflect the consolidated financial position and the results of operations of NTP and PTNNT. Because PTPI’s interest in PTNNT is a “carried interest”, PTNNT is consolidated on a 100% basis with no minority interest as PTPI has not earned into its 20% interest. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Transactions and Balances

NTP maintains its accounting records in U.S. dollars (“USD” or “US$”). The USD is the functional currency of NTP. Transactions in other currencies are recorded in USD based on exchange rates prevailing at the time of such transactions. Monetary assets and liabilities denominated in other currencies are translated into USD at exchange rates prevailing at the balance sheet dates, and any resulting gains or losses are reflected in current earnings.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are primarily invested in money market accounts.

Taxes Receivable

Value added taxes (“VAT”) are paid on the PTNNT’s purchases of goods and services. Commencing January 1, 2001, VAT paid during each month is fully refundable without restriction. VAT payments and refunds are local currency transactions and consequently, are subject to fluctuations in the exchange rate between the local currency and the US$. Provisions are made to adjust the value of the VAT receivable to its estimated recoverable value as of the balance sheet date.

Inventories

Inventories

In general, costs that are incurred in or benefit the productive process are inventoried. Inventories are carried at the lower of cost or net realizable value. The current portion of inventories is determined based on the expected amounts to be processed within the next twelve months. Inventories not expected to be processed within the next twelve months are classified as long-term.

NUSA TENGARRA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major classifications of inventory are as follows:

Stockpiles and Ore at Crusher

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons (via truck counts and/or in-pit surveys of the ore before stockpiling) added and removed from the stockpile, the number of contained pounds of copper equivalent (based on assay data) and the recovery percentage (based on estimated mill recovery). Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation and amortization relating to mining operations. Value is added to a stockpile based on the current mining cost per ton and removed at the average cost per recoverable equivalent pound of copper in the stockpile.

Concentrate Inventory

Concentrate Inventories represent salable copper concentrate available for shipment. The Company values Concentrate Inventory at the average cost, including an allocable portion of mill support costs and mill depreciation. Value is added and removed to the Concentrate Inventory based on tons of concentrate.

Materials and Supplies

Material and supplies are valued at cost, including applicable taxes and freight.

Property, Plant and Mine Development

Expenditures for new facilities or expenditures that extend the useful lives of existing facilities are capitalized and depreciated over the estimated productive lives of the facilities. Depreciation for mining and milling life-of-mine assets is determined using the units-of-production method based on proven and probable reserves. Other assets are depreciated on a straight-line basis over the estimated productive lives, ranging from 3 to 20 years but do not exceed mine life based on proven and probable reserves.

The excess of the agreed fair value of the assets contributed to NTP when it was initially funded over the historical cost basis was recorded as deferred mineral rights. Such costs are amortized by the units-of-production method based on proven and probable reserves.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production depreciation method based on proven and probable reserves. These costs include costs to further delineate the ore body and remove overburden to initially expose the ore body during the development stage of the project. To the extent that these costs benefit the entire ore body, they are depreciated on a units-of-production basis over the estimated life of the ore body based on proven and probable reserves. Costs incurred to access specific ore blocks or areas that only provide benefit of access to that area are depreciated over the proven and probable reserves of the specific ore area.

Significant payments related to the acquisition of land and mineral rights are capitalized. The recoverability of the cost of land and mineral rights is significantly impacted by exploration drilling results. The length of time

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the acquisition of land and mineral rights and the time when management performs its exploration work will vary depending on the prioritization of exploration projects and the magnitude of its exploration budget. Management reviews the carrying values of land and mineral rights at least annually and when events or changes in circumstances indicate that the carrying values may not be recoverable. If a mineable ore body is discovered, such costs are depleted when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Gains or losses from normal sales or retirements of assets are included in other income.

Asset Impairment

The Partnership reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds its fair value. Fair value is generally determined using estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable pounds and ounces, metal prices (considering current and historical prices, price trends and related factors), production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. The term “recoverable pounds and ounces” refers to the estimated amount of copper and gold, respectively, that will be obtained from proven and probable reserves after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flow from other asset groups. The assets related to the Batu Hijau mine are used in the computation. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and actual market conditions and/or the Partnership’s performance could have a material effect on the Partnership’s financial position and results of operations.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that established a single accounting model, based on the framework of SFAS No. 121 (“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”), for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002 and there was no impact upon adoption.

Debt Issuance Costs

Costs incurred to arrange and refinance the third party senior debt for development of PTNNT’s Batu Hijau mine, including financial advisory fees, legal fees, loan origination and commitment fees, accounting and tax advisory services, etc., were capitalized as deferred debt issuance costs. Such costs are amortized over the term of the loan which started at the beginning of commercial production using the effective interest method. Amortization of debt issuance costs is included as a component of interest expense.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

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

In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), certain conditions must be met prior to recognizing revenue. These conditions are persuasive evidence of a contract exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. In accordance with SAB 101, PTNNT recognizes metal sales revenues following: (1) the passage of title after the loading or unloading of the concentrates, (2) issuance of an initial assay and weight certificate, and (3) issuance of a provisional invoice. At this point in time, the sales price is determinable since it is based on defined contract terms, initial assays are available, and it can be reasonably estimated by reference to published price indices on actively and freely traded commodity exchanges. Additionally, there is no significant uncertainty as to collectability given that all of the refiners are of high-credit quality and that 90% of the provisional price is paid within 3 business days of final delivery at the refiner.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the month-end spot price and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificate. Effective January 1, 2002, PTNNT changed its methodology to mark to market its provisional sales based on the forward price for the estimated month of settlement. This change in methodology did not have a material effect on net income for the years ended December 31, 2001, 2000, and 1999. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice. For the years ended December 31, 2001, 2000 and 1999, PTNNT had recorded revenues of US$81.0 million, US$117.0 million and US$15.0 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 4.3% and 1.6% for the years ended December 31, 2001 and 2000, respectively. The average price adjustment for gold was 0.01% and 0.05% for the years ended December 31, 2001 and 2000, respectively. No final price adjustments occurred in 1999 as no sales were finalized as of December 31, 1999.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PTNNT’s sales based on a provisional sales price contain an embedded derivative which is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period prior to final settlement. At December 31, 2001, PTNNT had consolidated embedded copper derivatives on 122.6 million pounds recorded at an average price of US$0.66 per pound. A one-cent movement in the average price used for these derivatives will have an approximate US$0.7 million impact on PTNNT’s net income for the year ended December 31, 2001.

Sales of gold and silver by-products for the years ended December 31, 2001, 2000 and 1999 were US$145.3 million, US$91.4 million and US$3.4 million, respectively. Revenue from the sale of by-products is credited to costs applicable to sales in the determination of net income for each period presented. These by-product commodities, gold and silver, represented 42%, 27% and 29% of revenues and reduced production costs by 48%, 28% and 20% for the years ended December 31, 2001, 2000 and 1999, respectively. Gold and silver revenues, which are recorded as by-product credits, are significant to the economics of the Batu Hijau operation. At the copper price in effect at December 31, 2001, the Batu Hijau operation would not have been profitable without these credits.

Deferred Revenue

Cash has been received by NTP on certain concentrates prior to shipment. Proceeds received from such advance sales are recorded as deferred revenue and are recognized in income when shipped.

Deferred Stripping

In general, mining costs are charged to Production costs as incurred. However, PTNNT defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production by assigning each recoverable equivalent pound of copper with an equivalent amount of waste removal cost. If PTNNT were to expense stripping costs as incurred, there may be greater volatility in NTP’s period-to-period results of operations.

Deferred stripping costs are charged to Production costs as copper concentrate is produced and sold using the units-of-production method based on estimated proven and probable reserves. NTP uses a stripping ratio based on total tons to be moved to total pounds of copper and ounces of gold expected to be recovered over the life of the mine. Deferred stripping results in the recognition of the costs of waste removal activities over the life of the mine as copper concentrate is produced and sold. The application of the accounting for deferred stripping costs and the resulting differences in timing between costs deferred and amortization generally results in an asset on the balance sheet (deferred stripping costs), although a liability will arise if amortization exceeds costs deferred. PTNNT’s deferred stripping balance is currently in a liability position.

The estimated remaining life of the Batu Hijau operation is 14 years, which represents the time period over which the deferred stripping cost balance will be amortized. The amortization of deferred stripping costs is reflected in the income statement in a pro-rata manner over the remaining life of the operations so that no unamortized balance remains at mine closure. PTNNT’s cash flows are reviewed regularly, and at least annually, for the purpose of assessing whether any write-downs to the deferred stripping cost balances are required.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Historically, NTP has classified deferred stripping costs as a component of Property, Plant and Mine Development on the Consolidated Balance Sheets. Effective January 1, 1999, NTP classified these costs as separate line items, Deferred stripping costs on the Consolidated Balance Sheets. The total deferred stripping liability as of December 31, 2001 and 2000 of US$75.3 and US$25.5 million, respectively, has been reclassified to conform to the current presentation. In addition, PTNNT has historically classified additions to deferred stripping costs as a component of Additions to property, plant and mine development in Investing activities in the Statements of Consolidated Cash Flow. Effective January 1, 1999, NTP also has classified additions to deferred stripping costs as a component of Amortization of deferred stripping costs, net in Operating activities in the Statements of Consolidated Cash Flow. Additions to deferred stripping costs for the years ended December 31, 2001, 2000 and 1999 of US$1.9 million, US$0.6 million and US$5.3 million, respectively, have been reclassified to conform to the current presentation. The foregoing changes, which have no impact to reported earnings, have been made to more accurately reflect the operating nature of the deferred stripping method.

Reclamation Costs

Estimated future reclamation costs are based principally on legal and regulatory requirements. Such costs are accrued and charged over the expected operating life of the mine using the units-of-production method.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted on January 1, 2003, when NTP will record the estimated present value of reclamation liabilities and increase the carrying amount of the related asset. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. NTP is in the process of quantifying the effect of adoption.

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

PTNNT’s deferred income tax assets include certain future tax benefits. PTNNT records a valuation allowance against any portion of those deferred income tax assets that it believes may more likely than not fail to be realized.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2001, NTP adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” that requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments were recorded in either Other comprehensive income (loss) or Net income (loss), depending on the nature of the instrument. NTP made no substantive changes to its risk management strategy as a result of adopting SFAS No. 133. Derivative documentation policies were revised as necessary to comply with the new standard. Upon the adoption of SFAS No. 133 on January 1, 2001, $27 thousand was recorded as Cumulative effect of a change in accounting principle, net for an Australian currency exchange contract that was not designated a cash flow hedge. In addition, upon adoption, an asset of US$357 thousand was recorded for the fair value of copper swap contracts that qualify as cash flow hedges, with an offsetting benefit of US$232 thousand to Other comprehensive income (loss), net of US$125 thousand in Deferred income tax assets.

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

NOTE 3    INITIAL FUNDING OF THE PARTNERSHIP

The Partnership agreement, executed on July 2, 1996, provided for initial contributions from its partners. The date of such contributions (referred to as the “Initial Funding Date”) was June 10, 1997. NIL contributed its 80% interest in PTNNT in exchange for a 56.25% interest in NTP. NIL also contributed rights to its shareholder loan receivable of US$77.2 million and a PTPI loan receivable of US$2.2 million. The agreed upon value of NIL’s initial contributions was US$306.2 million. NTMC contributed approximately US$164 million and US$75.3 million of subsequent cash contributions, as defined in the Partnership agreement, in exchange for a

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

43.75% interest in NTP. NTMC and NIL contributed proportionately 43.75% and 56.25%, respectively, after the US$164 million and US$75.3 million of subsequent cash contributions were paid.

PTNNT’s losses up to the Initial Funding Date, of US$41.4 million were allocated to the capital accounts of NIL and NTMC in proportion to their respective Partnership interests.

NOTE 4    INVENTORIES

	At December 31,
	2001	2000
	(in thousands of US$)
Current:
Ore inventory(1)	$1,518	$6,370
Concentrate inventory(1)	5,883	4,839
Materials and supplies	85,255	76,229

Total inventories	$92,656	$87,438

Non-Current:
Ore inventory(1)	$148,007	$69,948

(1)	As restated. See Note 16.

Non-current ore inventory increased from US$69.9 million at December 31, 2000 to US$148.0 million at December 31, 2001. The increase in non-current inventory relates to ore tons that were mined in 2001 and were placed in stockpiles for future processing. At Batu Hijau, the mining rate in 2001 exceeded the processing rate during the period. The resulting ore stockpiles are expected to be processed in future years in accordance with the life-of-mine plan.

NOTE 5    PROPERTY, PLANT AND MINE DEVELOPMENT

	At December 31,
	2001	2000
	(in thousands of US$)
Deferred mineral rights	$219,509	$219,509
Machinery and equipment	1,316,319	98,684
Buildings and infrastructure	445,887	1,488,243
Mine development	157,642	157,642
Construction-in-progress	45,362	174,363

	2,184,719	2,138,441
Accumulated depreciation, depletion and amortization(1)	(244,384)	(123,073)

Property, plant and mine development—net	$1,940,335	$2,015,368

(1)	As restated. See Note 16.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6    DEFERRED STRIPPING

Details of deferred stripping costs are as follows:

	At December 31,
	2001	2000
	(in thousands of US$)
Current	$—	$—
Long-term	75,318	25,469

	$75,318	$25,469

Movements in the deferred stripping costs balance were as follows:

	Years Ended December 31,
	2001	2000	1999
	(in thousands of US$)
Opening balance(1)	$25,469	$(5,318)	$—
Additions(1)	(1,911)	(613)	(5,318)
Amortization(1)	51,760	31,400	—

Closing balance(1)	$75,318	$25,469	$(5,318)

(1)	As restated. See Note 16.

NOTE 7    ACCOUNTS PAYABLE—AFFILIATES

Details of accounts payable—affiliates were as follows:

	At December 31,
	2001	2000
	(in thousands of US$)
Long Term:
Technology and Know How Agreement Royalties—NTL	$46,641	$37,222
Technology and Know How Agreement Royalties—Sumitomo	36,276	28,951

Total Long Term	82,917	66,173
Short Term:
Consulting Services Agreement—NISL	524	1,687
Payroll Agency Agreements—NIIL and NGELP	4,667	3,979
Consulting Services Agreement—NPN	1,047	894
Other	4	(97)

Total Short Term	6,242	6,463
Total	$89,159	$72,636

NOTE 8    INCOME TAXES

NTP’s Indonesian income tax benefit consisted of:

	Years Ended December 31,
	2001	2000	1999
	(in thousands of US$)
Current	$(2,323)	$(3,091)	$(3,067)
Deferred (1)	19,547	13,800	49,063

Total benefit (1)	$17,224	$10,709	$45,996

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NTP’s income tax benefit differed from the amounts computed by applying the COW corporate income tax statutory rate for PTNNT for the following reasons:

	Years Ended December 31,
	2001	2000	1999
	(in thousands of US$)
Indonesian corporate income tax benefit at COW rate (1)	$9,933	$33,349	$10,864
Interest expense to partners	10,981	12,141	1,812
Valuation allowance on deferred tax assets	3,235	(286)	36,576
Non-deductible interest expense	—	(27,221)	—
Amortization of capitalized interest & deferred mineral rights (1)	(1,901)	(1,294)	(162)
Other	(2,701)	(2,889)	(27)

Income tax benefit	19,547	13,800	49,063
Income withholding tax	(2,323)	(3,091)	(3,067)

Total benefit (1)	$17,224	$10,709	$45,996

Other comprehensive income (loss) is net of US$1.3 million of deferred income taxes which is not reflected above.

Components of NTP’s net deferred income tax assets are as follows:

	At December 31,
	2001	2000
	(in thousands of US$)
Deferred tax assets:
Net operating loss carry-forward	$254,537	$149,219
Capitalized start-up costs(1)	15,584	18,397
Deferred stripping costs(1)	26,361	8,914
Exploration costs	9,145	11,806
Capitalized interest	—	1,168
Reclamation	1,759	—
Other	2,125	2,743

Gross deferred tax assets:	309,511	192,247
Valuation allowance for deferred tax assets	(2,428)	(5,663)

Net deferred tax assets (1)	307,083	186,584

Deferred tax liabilities:
Depreciation(1)	(196,536)	(110,859)
Inventories(1)	(13,471)	(10,505)
Capitalized Interest	(13,320)	—
Other	—	(2,358)

Deferred tax liabilities (1)	(223,327)	(123,722)

Net deferred tax assets (1)	$83,756	$62,862

Primarily based on estimates of future sources of taxable income, NTP believes that it, more likely than not, will utilize US$307.1 million of the US$309.5 million of deferred income tax assets at December 31, 2001.

(1)    As restated. See Note 16.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9    DEBT

Senior Debt

On July 30, 1997, PTNNT entered into a US$1.0 billion project financing facility for the Batu Hijau project (“Senior Debt”). US$935.8 million and US$1.0 billion were outstanding as of December 31, 2001 and 2000, respectively. The Senior Debt includes commitments from three export-credit agencies with participation by various commercial banks. The completion tests associated with this debt were satisfied during the fourth quarter of 2000 making the Senior Debt non-recourse to NMC and Sumitomo. The assets of PTNNT secure the debt. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

Repayment of borrowings under the Senior Debt are in semi-annual installments of US$43.4 million from May 2001 through November 2010 and the first and second repayment occurred on May 15, 2001 and November 15, 2001, respectively. The semi-annual installments will be reduced to US$22.1 million from May 2011 through November 2013. The interest rate is based on blended fixed and floating rates and at current market rates on December 31, 2001, the weighted average interest rate would be approximately LIBOR plus 1.2%. The weighted average interest rates were 6.8%, 6.6% and 6.4% during 2001, 2000 and 1999, respectively, and the interest rates were 5.0% and 7.0% at December 31, 2001 and 2000, respectively. See Note 18.

The Chase Manhattan Bank (“Chase”) portion of the Senior Debt was refinanced in May 2001. US$403.75 million was borrowed from Export-Import Bank of the United States (“US Exim”) and the Chase tranche of the Senior Debt was repaid in full.

Senior Debt covenants, conditions, warranties and representations include among others:

Limitation on Indebtedness—PTNNT shall not incur any indebtedness, other than the US$1 billion Senior Debt, except for “Permitted Indebtedness”, which includes the unsecured debt from Chase, subordinated debt from NTP, sponsor loans and second sponsor loans discussed below, unsecured working capital debt with maturity not in excess of one year and not exceeding US$35 million, and other indebtedness with aggregate principal not to exceed US$5 million at any one time.

“Restricted Payments”—Restricted Payments include dividends or return of capital and payment of principal or interest on subordinated loans to NTP, its partners or their affiliates. Restricted Payments can be made provided certain conditions and financial ratios are met. No restricted payments have been made to date.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans and Accrued Interest To Partners

In 1999, PTNNT entered into separate shareholder subordinated loan agreements with NIL and NTMC (“Sponsor Loans”) under which US$195.6 million of principal and US$5.0 million and US$16.5 million of accrued interest were outstanding at December 31, 2001 and 2000, respectively. US$ 20.8 million of the accrued interest was converted to Partners’ equity during 2001. Borrowings under Sponsor Loans are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms. The interest rate is based on the annual SIBOR rate and the interest rate on any unpaid interest is based on the annual SIBOR rate plus 1%. The weighted average interest rates during 2001 and 2000 were 5.1% and 6.8% and at December 31, 2001 and 2000 were 2.0% and 6.2%, respectively. Payments of Sponsor Loan principal and interest are Restricted Payments under provisions of the Senior Debt.

On January 5, 2000, PTNNT entered into separate shareholder subordinated loan agreements (“Second Sponsor Loans”) with NIL and NTMC under which US$53 million of principal and US$1.3 million and US$3.4 million interest were outstanding at December 31, 2001 and 2000, respectively. US$4.5 million of the accrued interest was converted to Partners’ equity during 2001. The terms of the Second Sponsor Loans are similar to the Sponsor Loans described above where; (i) borrowings are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms, (ii) interest rates are based on the annual SIBOR rate for principal and the annual SIBOR rate plus 1% for unpaid accrued interest and (iii) loan repayments and interest are Restricted Payments under provisions of the Senior Debt. The weighted average interest rate during 2001 and 2000 was 4.7% and 6.8%, respectively, and at December 31, 2001 and 2000 the interest rates were 2.0% and 6.2%, respectively.

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

NOTE 10    PTPI CARRIED INTEREST IN PTNNT

As described in Note 1, PTPI owns a 20% carried interest in PTNNT. PTNNT’s total paid-in capital was US$639.4 million and US$283.7 million at December 31, 2001 and 2000, respectively. PTPI’s share of such capital was funded with loans from NIL and NTMC, through NTP, and totaled US$127.9 million and US$56.7 million at December 31, 2001 and 2000, respectively. These loans are subject to interest at the six-month SIBOR plus two percent. PTPI agreed to assign 70% of its rights to dividends from PTNNT to repay such loans, including interest, pursuant to an Acknowledgement of Indebtedness and Assignment of Dividends agreement with NIL. Interest accrued under these loans is fully covered by an allowance until recoverability of such interest is determined.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11    MAJOR CUSTOMERS AND EXPORT SALES

PTNNT sells its concentrates primarily pursuant to long-term sales agreements. Such agreements accounted for 95% of net sales (copper sales net of smelting and refining charges) during 2001. Two of these agreements each accounted for more than 10% of sales in 2001 and were US$62.0 million and US$53.1 million and together accounted for 33% of net sales. During 2000, all sales were made pursuant to such long-term sales agreements and two customers accounted for US$89.1 million and US$41.2 million of net sales, each of which accounted for more than 10% of net sales, and together accounted for 39% of net sales. Net sales were made to two related parties during 2001 and 2000. Net sales were made to Sumitomo Metal Mining Co., Ltd. in 2001 and 2000 amounting to US$21.8 million and US$20.7 million, respectively. The associated metal sales receivables at December 31, 2001 and 2000 were US$4.9 million and US$1.2 million, respectively. Net sales were made to Sumitomo Corporation in 2000 amounting to US$4.2 million with no associated metal sales receivable at December 31, 2000.

NOTE 12    SUPPLEMENTAL CASH FLOW INFORMATION

Excluded from the consolidated statements of cash flows were the effects of non-cash transactions wherein PTNNT purchased spare parts inventory, but defers payment until such inventory is used. The amount so purchased was US$26.4 million at December 31, 2001, US$23.6 million at December 31, 2000 and US$12.5 million at December 31, 1999.

In May 2001 the interest that was accrued on the Sponsor Loans and Second Sponsor Loans between PTNNT and NIL and NTMC that totaled US$25.3 million was transferred to NTP partners’ equity.

Interest paid net of amounts capitalized totaled US$71.0 million, US$68.6 million, and US$6.1 million in 2001, 2000 and 1999, respectively.

Taxes paid consisting of withholding taxes on interest earned, were US$2.3 million, US$3.1 million and US$3.1 million in 2001, 2000 and 1999, respectively.

NOTE 13    OTHER SIGNIFICANT AGREEMENTS

Technology and Know-How Agreements

On July 2, 1996, PTNNT entered into a Technology and Know-How Agreement with Newmont Technologies Limited (“NTL”), a subsidiary of NMC, whereby NTL agreed to provide proprietary information, technology, know-how and related intellectual property rights. Under the terms of this agreement, PTNNT pays NTL a royalty of 1.6875% of the preceding month’s aggregate capital expenditures determined in accordance with U.S. GAAP, and US$3.9375 per equivalent ounce of gold produced by PTNNT.

A similar Technology and Know-How Agreement was executed with Sumitomo Corporation on the same date, providing a royalty of 1.3125% of aggregate capital expenditures and US$3.0625 per equivalent ounce of gold produced.

Charges under these agreements totaled US$16.7 million, US$21.6 million and US$15.7 million during 2001, 2000 and 1999, respectively. The associated liabilities at December 31, 2001 and 2000 were US$82.9 million and US$66.2 million, respectively, and were included in Accounts payable—affiliates (Note 7).

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consulting Services Agreements

In July 1996, PTNNT entered into a Consulting Services Agreement with Newmont International Services Limited (“NISL”), a subsidiary of NMC, whereby NISL agreed to provide certain support; advisory and consulting services related to general project engineering, control and development; procurement advice and implementation; contract negotiation support; general construction advice and support; operations management support; tax and legal planning; general and administrative services; and management and business support services. NISL provides these services primarily outside of the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NISL for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled US$5.5 million in 2001, US$10.4 million in 2000 and US$6.1 million in 1999 and Accounts payable—affiliates included US$0.5 million and US$1.7 million at December 31, 2001, and 2000, respectively (Note 7).

PTNNT has a similar Consulting Services Agreement with NTMC. Pursuant to this agreement, charges totaled US$0.4 million in 2001, US$0.4 million in 2000 and US$0.7 million in 1999. Accounts payable—affiliates included no amount at December 31, 2001 and US$27 thousand at December 31, 2000 (Note 7).

In June 1999, PTNNT entered into a Consulting Services Agreement with Newmont Pacific Nusantara (“NPN”), a subsidiary of NMC, whereby NPN agreed to provide certain support; legal, tax, government relations and public relations support. NPN provides these services primarily in the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NPN for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled US$3.6 million, US$2.9 million and US$0.8 million in 2001, 2000 and 1999, respectively. Accounts payable—affiliates included US$ 1.0 million and US$0.9 million at December 31, 2001, and 2000, respectively for this agreement (Note 7).

Payroll Agency Agreements

PTNNT entered into Payroll Agency Agreements with Newmont Indonesia Investment Limited (“NIIL”) and Newmont Global Employment Limited Partnership (“NGELP”), wholly-owned subsidiaries of NMC, whereby NIIL and NGELP agreed to act as agents of PTNNT to handle personnel, payroll and benefits management of non-Indonesian employees assigned to work for PTNNT in Indonesia. NIIL manages expatriates from the U.S. and NGELP manages expatriates from countries other than the U.S.

Under the terms of these agreements, PTNNT reimburses the agents for salaries, related employee benefits and other reasonable expenses and pays a fee of US$20 for each salary payment made. Agency payments totaled US$9.5 million in 2001, US$16.5 million in 2000 and US$15.1 million in 1999, and Accounts payable—affiliates included US$4.7 million and US$3.9 million at December 31, 2001 and 2000, respectively (Note 7).

Batu Hijau Project Engineering and Construction Agreements

PTNNT entered into an On-Shore Agreement with P.T. Fluor Daniel Indonesia (“FDI”), an unrelated entity, whereby FDI agreed to construct PTNNT’s processing facilities and related infrastructure, and to provide project management, procurement, engineering and construction management. Such services were performed in Indonesia and related payments were made in USD on a cost reimbursable basis. No charges under this agreement were made during 2001. During 2000 and 1999, charges under this agreement were US$3.8 million and US$301 million, respectively, and no amounts were payable at December 31, 2001, and 2000. The services under this agreement were completed in 2000.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PTNNT entered into an Off-Shore Agreement with Fluor Daniel Engineers and Constructors, Ltd. (“FDEC”), an unrelated entity, whereby FDEC agreed to perform the engineering design and procurement of equipment for PTNNT’s processing facilities and related infrastructure, and provide project management, procurement, engineering and construction management. Such services were performed outside Indonesia and related payments were made in USD on a cost reimbursable basis with an additional discretionary fee payable as determined by the Partnership. No charges occurred under this agreement during 2001. Charges for such services were US$0.5 million and US$91 million during 2000 and 1999, respectively, and no amounts were payable at December 31, 2001, and 2000. The services under this agreement were completed in 2000.

Maintenance and Repair Cost Agreements

During 1999, PTNNT entered into a long-term Maintenance and Repair Cost agreements (“MARC”) with P.T. Trakindo Utama (“Trakindo”), an unrelated Indonesian company, to provide maintenance on PTNNT’s Caterpillar equipment at a fixed cost per operating hour. Under the terms of the MARC agreements, Trakindo will provide all normal “wear and tear” parts and labor necessary to perform maintenance and repairs on such equipment. Inception-to-date contract expenditures charged for such services were US$48.3 million with the future value of the contracts amounting to US$290.2 million. The contracts are effective through December 31, 2007. Either party can cancel the contracts with one year written notice.

NOTE 14    HEDGING PROGRAMS

Diesel Hedging—In August and September 2001, PTNNT entered into diesel hedging contracts for 360,000 barrels in each month at a fixed price of US$27.39 per barrel and US$27.98 per barrel, respectively. Each of these contracts covers purchases of 15,000 barrels monthly and will expire in August and September of 2003, respectively. Each contract is settled monthly. The average price of the contracts was US$27.34 per barrel versus an average realized price of US$23.48 per barrel. These contracts have been designated as cash flow hedges and the fair value as of December 31, 2001 was a liability of US$3.7 million.

Australian Dollar Hedging—In 2001, PTNNT settled on a monthly basis the purchase of 24 million Australian dollars that were bought at an average price of US$0.5465 under a contract entered into in 2000 and settled at an average price of US$0.5148. These Australian dollars were used to pay Australian dollar vendors. In March, July and October of 2001, PTNNT also purchased 15 million Australian dollars at an average price of US$0.4971. These contracts cover 1.5 million Australian dollars each month and have been designated as cash flow hedges. These contracts had a fair value at December 31, 2001 of a positive US$ 0.2 million based on a market rate of US$0.5115.

The net loss from these contracts at December 31, 2001 was tax effected at 35% and that net amount is recorded in Accumulated other comprehensive income (loss).

NOTE 15    COMMITMENTS AND CONTINGENCIES

NTP’s exploration, development and mining activities are subject to various Indonesian laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. NTP conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. NTP has incurred, and in the future expects to incur, expenditures to comply with such laws and regulations; however, NTP cannot predict the amount of such future expenditures.

NTP is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or that any amounts

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 16    RESTATEMENT OF FINANCIAL STATEMENTS

Non-reserve material and refining charges

In the fourth quarter of 2002, NTP determined that PTNNT had incorrectly included material other than proven and probable reserves in its depreciation, amortization and deferred stripping calculations. This material is located within the current economic pit design and is included in the Batu Hijau operation’s mining plan. However, due to a lack of drilling density in the areas of the pit where this material is located, this material does not currently meet the criteria to be classified as proven and probable reserves. PTNNT has recalculated depreciation and deferred stripping charges excluding this non-reserve material.

In addition, NTP determined that PTNNT had incorrectly included third party smelting and refining charges as a component of production costs when such charges are more properly reflected as a reduction of revenue based on the terms of NTP’s sales contracts. As result, NTP restated its consolidated financial statements from 1999 through 2001.

As a result of this correction in accounting, NTP’s net income decreased by approximately US$11.5 million for the year ended December 31, 2001, net loss increased by US$14.2 million for the year ended December 31, 2000 and net income decreased by US$0.3 million for the year ended 1999. NTP’s Partners’ Equity as of December 31, 2001 and 2000 decreased by US$26.0 million and US $14.5 million, respectively.

Inventory

During the fourth quarter of 2002, PTNNT determined that it had incorrectly excluded depreciation, depletion and amortization (“DD&A”) from capitalized costs in inventories. PTNNT has therefore restated its financial statements to include DD&A associated with the production of inventories as a cost subject to capitalization. Previously, PTNNT had recorded all DD&A as a period expense. In addition, PTNNT changed from recognizing units-of-production (“UOP”) DD&A for certain mine assets based on the total tons mined to recognizing UOP DD&A based on estimated copper equivalent recoverable pounds mined from proven and probable reserves to accommodate the capitalization of DD&A in inventory.

PTNNT continues to value its inventory at the lower of cost or market. As a result of the accounting change to capitalize DD&A in inventory, PTNNT evaluated the revised inventory carrying cost at least quarterly and determined that a write-down to market of $16.7 million was required in 2001. NTP reports lower of cost or market inventory adjustments in Write-down of assets in the Statement of Consolidated Operations. The change in accounting policy also impacted Income tax benefit (expense).

As a result of this correction in accounting, NTP’s net income decreased by approximately US$9.0 million for the year ended December 31, 2001, increased by US$0.4 million and US$3.4 million for the years ended December 31, 2000 and 1999, respectively. Partners’ equity as of December 31, 2001 decreased by US$5.2 million and increased by US$3.8 million as of December 31, 2000.

NUSA TENGARRA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain amounts in previously reported financial statements have been reclassified to conform to the current presentation.

Restated Financial Statements

The following sets forth the effects of the restatements to NTP’s Statements of Consolidated Operations and Comprehensive Income (Loss) and the Statements of Consolidated Cash Flow for years ended December 31, 2001, 2000 and 1999, and the Consolidated Balance Sheets at December 31, 2001 and 2000.

NUSA TENGGARA PARTNERSHIP V.O.F.

RESTATEMENT OF STATEMENT OF CONSOLIDATED OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of United States dollars)

	Year Ended December 31, 2001
	As Previously Reported	Reserves and Refining Costs		Inventory		As Restated
Sales and other income
Concentrate sales
Contained copper	$447,291	$—		$—		$447,291
Third-party smelting and refining costs	—	(101,892	)(e)	—		(101,892)

	447,291	(101,892)		—		345,399
Interest and other	1,134	—		—		1,134

	448,425	(101,892)		—		346,533

Costs and expenses
Production costs	252,027	(101,892	)(e)	—		156,287
		6,152	(c)
Depreciation depletion and amortization	104,580	10,544	(a)	(2,881	)(f)	112,243
Write-down of assets	—	—		16,709	(g)	16,709
Exploration	255	—		—		255
Interest expense, net of amounts capitalized	89,013	—		—		89,013
Other	405	—		—		405

	446,280	(85,196)		13,828		374,912

Net income (loss) before tax and cumulative effect of a change in accounting principle	2,145	(16,696)		(13,828)		(28,379)
Income tax benefit	7,207	3,024	(b)	4,840	(h)	17,224
		2,153	(d)

Net income (loss) before cumulative effect of a change in accounting principle	9,352	(11,519)		(8,988)		(11,155)
Cumulative effect of a change in accounting principle, net	(27)	—		—		(27)

Net income (loss)	9,325	(11,519)		(8,988)		(11,182)

Other comprehensive loss	(2,340)	—		—		(2,340)

Comprehensive income (loss)	$6,985	$(11,519)		$(8,988)		$(13,522)

NUSA TENGGARA PARTNERSHIP V.O.F.

RESTATEMENTS OF CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of United States dollars)

	At December 31, 2001
	As Previously Reported	Reserves and Refining Costs		Inventory		As Restated
ASSETS

Cash and cash equivalents	$7,184	$—		$—		$7,184
Accounts receivables from affiliates	242	—		—		242
Metal sales receivables	38,515	—		—		38,515
Value added taxes receivable	18,474	—		—		18,474
Inventories	94,693	5,008	(c)	(7,045	)(f)(g)	92,656
Other	5,615	—		—		5,615

Current assets	164,723	5,008		(7,045)		162,686

Ore inventory	136,410	3,267	(c)	8,330	(f)(g)	148,007
Property, plant and mine development—net	1,970,940	(21,915	)(a)	(9,230	)(f)	1,940,335
		540	(c)
Debt issuance costs	36,304	—		—		36,304
Deferred income tax assets	67,975	7,004	(b)	7,967	(h)	88,942
		5,996	(d)
Other	484	—		—		484

Total assets	$2,376,836	$(100)		$22		$2,376,758

LIABILITIES

Related party debt and interest	$254,891	$—		$—		$254,891
Account payable and accrued expenses	109,248	—		—		109,248
Accounts payable—affiliates	6,242	—		—		6,242
Taxes payable	3,477	—		—		3,477
Current portion of deferred income tax liabilities	—	—		5,186	(h)	5,186

Current liabilities	373,858	—		5,186		379,044
Long-term debt	935,771	—		—		935,771
Reclamation liabilities	5,758	—		—		5,758
Deferred stripping costs	49,372	25,946	(c)	—		75,318
Accounts payable-affiliates (see Note 7)	82,917	—		—		82,917

Total liabilities	1,447,676	25,946		5,186	(h)	1,478,808

Commitments and contingencies (see Notes 2, 13, 14 and 15)

PARTNERS’ EQUITY

Capital account—Newmont Indonesia Limited (“NIL”)	523,968	(14,650	)(i)	(2,905	)(i)	506,413
Capital account—Nusa Tenggara Mining Corporation (“NTMC”)	407,532	(11,396	)(j)	(2,259	)(j)	393,877
Accumulated other comprehensive loss	(2,340)	—		—		(2,340)

Total partners’ equity	929,160	(26,046)		(5,164)		897,950

Total liabilities and partners’ equity	$2,376,836	$(100)		$22		$2,376,758

NUSA TENGGARA PARTNERSHIP V.O.F.

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOW

(Amounts in thousands of United States dollars)

	Year Ended December 31, 2001
	As Previously Reported	Reserves and Refining Costs		Inventory		As Restated
Operating Activities
Net income (loss)	$9,325	$(11,519	)(k)	$(8,988	)(k)	$(11,182)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	104,580	10,544	(a)	(2,881	)(f)	112,243
Amortization of deferred stripping costs	40,515	9,334	(c)	—		49,849
Amortization of debt issuance costs	6,198	—		—		6,198
Write-down of assets	—	—		16,709	(g)	16,709
Deferred tax benefit	(9,530)	(3,024	)(b)	(4,840	)(h)	(19,547)
		(2,153	)(d)
Decrease (increase) in operating assets:
Accounts and other receivables	8,202	—		—		8,202
Inventories	(84,919)	(3,182	)(c)	—		(88,101)
Other assets	6,642	—		—		6,642
Increase in operating liabilities:
Accounts payable	3,144	—		—		3,144
Other liabilities	3,032	—		—		3,032

Net cash provided by operating activities	87,189	—		—		87,189

Investing Activities
Value added taxes	40,834	—		—		40,834
Additions to property, plant and mine development	(46,278)	—		—		(46,278)

Net cash used in investing activities	(5,444)	—		—		(5,444)

Financing Activities
Equity contributions from Newmont Indonesia Limited	8,989	—		—		8,989
Equity contributions from Nusa Tenggara Mining Corporation	6,991	—		—		6,991
Amounts returned to Newmont Indonesia Limited	(124)	—		—		(124)
Amounts returned to Nusa Tenggara Mining Corporation	(96)	—		—		(96)
Proceeds from long-term debt	426,250	—		—		426,250
Repayment of senior debt	(490,479)	—		—		(490,479)
Senior debt reserve account	(345)	—		—		(345)
Repayment of working capital loan to affiliates	(15,000)	—		—		(15,000)
Debt issuance costs	(21,142)	—		—		(21,142)

Net cash used in financing activities	(84,956)	—		—		(84,956)

Net increase (decrease) in cash and cash equivalents	(3,211)	—		—		(3,211)
Cash and cash equivalents at beginning of year	10,395	—		—		10,395

Cash and cash equivalents at end of year	$7,184	$—		$—		$7,184

NUSA TENGGARA PARTNERSHIP V.O.F.

RESTATEMENT OF STATEMENT OF CONSOLIDATED OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of United States dollars)

	Year Ended December 31, 2000
	As Previously Reported	Reserves and Refining Costs		Inventory		As Restated
Sales and other income
Concentrate sales
Contained copper	$431,325	$—		$—		$431,325
Third-party smelting and refining costs	—	(94,314	)(e)	—		(94,314)

	431,325	(94,314)		—		337,011
Interest and other	568	—		—		568

	431,893	(94,314)		—		337,579

Costs and expenses
Production costs	321,501	(94,314	)(e)	—		236,940
		9,753	(c)
Depreciation, depletion and amortization	85,319	12,157	(a)	(656	)(f)	96,820
Exploration	768	—		—		768
Interest expense, net of amounts capitalized	98,302	—		—		98,302
Other	33	—		—		33

	505,923	(72,404)		(656)		432,863

Net income (loss) before tax	(74,030)	(21,910)		656		(95,284)
Income tax (expense) benefit	3,269	4,255	(b)	(229	)(h)	10,709
		3,414	(d)

Net income (loss) and comprehensive income (loss)	$(70,761)	$(14,241)		$427		$(84,575)

NUSA TENGGARA PARTNERSHIP V.O.F

RESTATEMENTS OF CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of United States dollars)

	At December 31, 2000
	As Previously Reported	Reserves and Refining Costs		Inventory		As Restated
ASSETS
Cash and cash equivalents	$10,395	—		$—		$10,395
Accounts receivable from affiliates	100	—		—		100
Metal sales receivables	53,529	—		—		53,529
Value added taxes receivable	52,638	—		—		52,638
Inventories	86,251	801	(c)	386	(f)(g)	87,438
Other	6,098	—		—		6,098

Current assets	209,011	801		386		210,198

Ore inventory	57,116	4,292	(c)	8,540	(f)(g)	69,948
Property, plant and mine development—net	2,029,243	(11,372	)(a)	(3,043	)(f)	2,015,368
		540	(c)
Debt issuance costs	21,360	—		—		21,360
Deferred income tax assets	57,098	3,980	(b)	3,778	(h)	68,699
		3,843	(d)
Other	100	—		—		100

Total assets	$2,373,928	$2,084		$9,661		$2,385,673

LIABILITIES
Current portion of long-term debt	$86,732	—		$—		$86,732
Related party debt and interest	268,469	—		—		268,469
Working capital loan and accrued interest to affiliates	15,035	—		—		15,035
Accounts payable and accrued expenses	113,612	—		—		113,612
Accounts payable—affiliates	6,463	—		—		6,463
Deferred revenue	6,587	—		—		6,587
Taxes payable	5,620	—		—		5,620
Current portion of deferred income tax liabilities	—	—		5,837	(h)	5,837

Current liabilities	502,518	—		5,837		508,355

Long-term debt	913,268	—		—		913,268
Reclamation liabilities	2,013	—		—		2,013
Deferred stripping costs	8,857	16,612	(c)	—		25,469
Accounts payable—affiliates (see Note 7)	66,173	—		—		66,173

Total liabilities	1,492,829	16,612		5,837		1,515,278

Commitments and contingencies (see Notes 2, 13, 14 and 15)

PARTNERS’ EQUITY
Capital account—Newmont Indonesia Limited (“NIL”)	495,618	(8,172	)(i)	2,151	(i)	489,597
Capital account—Nusa Tenggara Mining Corporation (“NTMC”)	385,481	(6,356	)(j)	1,673	(j)	380,798
Accumulated other comprehensive loss	—					—

Total partners’ equity	881,099	(14,528)		3,824		870,395

Total liabilities and partners’ equity	$2,373,928	$2,084		$9,661		$2,385,673

NUSA TENGGARA PARTNERSHIP V.O.F.

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOW

(Amounts in thousands of United States dollars)

	Year Ended December 31, 2000
	As Previously Reported	Reserves and Refining Costs		Inventory		As restated
Operating Activities
Net loss	$(70,761)	$(14,241	)(k)	$427	(k)	$(84,575)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	85,319	12,157	(a)	(656	)(f)	96,820
Amortization of deferred stripping costs	16,974	13,814	(c)			30,788
Amortization of debt issuance costs	4,023	—		—		4,023
Deferred tax benefit	(6,360)	(4,255	)(b)	229	(h)	(13,800)
		(3,414	)(d)
Decrease (increase) in operating assets:
Accounts and other receivables	(60,770)	—		—		(60,770)
Inventories	(57,803)	(4,061	)(c)	—		(61,864)
Other assets	2	—		—		2
Increase in operating liabilities:
Accounts payable	69,213	—		—		69,213
Other liabilities	2,439	—		—		2,439

Net cash used in operating activities	(17,724)	—		—		(17,724)

Investing Activities
Value added taxes	54,317	—		—		54,317
Additions to property, plant and mine development	(207,704)	—		—		(207,704)

Net cash used in investing activities	(153,387)	—		—		(153,387)

Financing activities
Equity contributions from Newmont Indonesia Limited	59,880	—		—		59,880
Equity contributions from Nusa Tenggara Mining Corporation	46,574	—		—		46,574
Proceeds from Partners (NIL & NTMC)	56,747	—		—		56,747
Proceeds from working capital loan from affiliates	35,000	—		—		35,000
Repayment of working capital loan to affiliates	(20,000)	—		—		(20,000)
Debt issuance costs	(102)	—		—		(102)

Net cash provided by financing activities	178,099	—		—		178,099

Net increase in cash and cash equivalents	6,988	—		—		6,988

Cash and cash equivalents at beginning of year	3,407	—		—		3,407

Cash and cash equivalents at end of year	$10,395	$—		$—		$10,395

NUSA TENGGARA PARTNERSHIP V.O.F.

RESTATEMENT OF STATEMENT OF CONSOLIDATED OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of United States dollars)

	Year Ended December 31, 1999
	As Previously Reported	Reserves and Refining Costs		Inventory		As Restated
Sales and other income
Concentrate sales
Contained copper	$15,213	$—		$—		$15,213
Third-party smelting and refining costs	—	(3,442	)(e)	—		(3,442)

	15,213	(3,442)		—		11,771
Interest and other	11	—		—		11

	15,224	(3,442)		—		11,782

Costs and expenses
Production costs	15,618	(3,442	)(e)	—		13,402
		1,226	(c)
Depreciation, depletion and amortization	9,310	(785	)(a)	(5,226	)(f)	3,299
Exploration	24	—		—		24
Interest expense, net of amounts capitalized	11,967	—		—		11,967
Other	14,130	—		—		14,130

	51,049	(3,001)		(5,226)		42,822

Net income (loss) before tax	(35,825)	(441)		5,226		(31,040)
Income tax (expense) benefit	47,671	(275	)(b)	(1,829	)(h)	45,996
		429	(d)

Net income (loss) and comprehensive income (loss)	$11,846	$(287)		$3,397		$14,956

NUSA TENGGARA PARTNERSHIP V.O.F.

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOW

(Amounts in thousands of United States dollars)

	Year Ended December 31, 1999
	As Previously Reported	Reserves and Refining Costs		Inventory		As Restated
Operating Activities
Net income	$11,846	$(287	)(k)	$3,397	(k)	$14,956
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	9,310	(785	)(a)	(5,226	)(f)	3,299
Amortization of deferred stripping costs	(8,117)	2,799	(c)	—		(5,318)
Amortization of debt issuance costs	163	—		—		163
Deferred tax benefit	(50,738)	275	(b)	1,829	(h)	(49,063)
		(429	)(d)
Decrease (increase) in operating assets:
Accounts and other receivables	(2,155)	—		—		(2,155)
Inventories	(100,980)	(1,033	)(c)	—		(102,013)
Other assets	177	—		—		177
Increase in operating liabilities:
Accounts payable	86,264	—		—		86,264
Other liabilities	13,725	—		—		13,725

Net cash used in operating activities	(40,505)	540		—		(39,965)

Investing Activities
Value added taxes	(35,928)	—		—		(35,928)
Additions to property, plant and mine development	(567,950)	(540	)(c)	—		(568,490)

Net cash used in investing activities	(603,878)	(540)		—		(604,418)

Financing Activities
Equity contributions from Newmont Indonesia Limited	51,566	—		—		51,566
Equity contributions from Nusa Tenggara Mining Corporation	40,106	—		—		40,106
Proceeds from long-term debt	360,000	—		—		360,000
Proceeds from Partners (NIL & NTMC)	191,827	—		—		191,827
Debt issuance costs	(1,403)	—		—		(1,403)

Net cash provided by financing activities	642,096	—		—		642,096

Net decrease in cash and cash equivalents	(2,287)	—		—		(2,287)
Cash and cash equivalents at beginning of year	5,694	—		—		5,694

Cash and cash equivalents at end of year	$3,407	$—		$—		$3,407

Notes:

(a)	Restated to exclude material other than proven and probable reserves from the units-of-production depreciation, depletion and amortization (“DD&A”) calculations.
(b)	Deferred taxes at 35% related to the DD&A adjustment in (a) above.
(c)	Restated to exclude material other than proven and probable reserves from the deferred stripping calculations.
(d)	Deferred taxes at 35% related to the deferred stripping adjustment in (c) above.
(e)	To reflect third party smelting and refining costs as a reduction of revenue.

NUSA TENGARRA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)	To restate DD&A and production costs for the correction to capitalize DD&A in inventory.
(g)	Restated for lower of cost or net realizable value write-downs of stockpile inventory related to adjustment (f) above.
(h)	Deferred taxes at 35% for the restatement in (f) and (g) above.
(i)	To reflect the effects of restatement adjustments in the capital account-NIL portion 56.25%.
(j)	To reflect the effects of restatement adjustments in the capital account-NTMC portion 43.75%.
(k)	Effects of adjustments (a) through (h) in net income.

NOTE 17    UNAUDITED SUPPLEMENTARY DATA

In general, mining costs are charged to Production costs as incurred. However, PTNNT defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste to ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production by assigning each recoverable equivalent pound of copper with an equivalent amount of waste removal cost. If PTNNT were to expense stripping costs as incurred, there may be greater volatility in NTP’s period-to-period results of operations. See additional discussion of deferred stripping in Note 2 to NTP’s financial statements.

Details of deferred stripping with respect to Batu Hijau are as follows (unaudited):

	2001	2000	1999
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	0.23	0.23	0.23
– Average ore grade (pounds of copper equivalent per ton)	3.97	4.02	4.73

Actuals for Year
– Stripping ratio (2)(3)	0.15	0.17	0.29
– Average ore grade (pounds of copper equivalent per ton)	6.06	5.46	3.11

Remaining Mine Life (years)	14	15	16

(1)	Ratio based on total tons to be mined in future to total pounds of copper and ounces of gold to be recovered in future.
(2)	Ratio based on total tons mined to total pounds of copper and ounces of gold recovered.
(3)	The decrease in the stripping ratio in 2001 and 2000 versus 1999 results from 1999 being part of the pre-strip to initially expose the ore.

NOTE 18    SUBSEQUENT EVENTS

On May 9, 2002, PTNNT completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the capability to defer up to a total of $173.5 million in principal payments scheduled for 2002 and 2003. Any deferred principal amounts will be repaid between 2004 and 2010. Under this restructuring, PTNNT is not permitted to pay dividends or make other restricted payments, including the technology and know-how royalty, to the partners as long as any amount of deferred principal is outstanding; PTNNT is required to prepay the deferred amounts if there is excess cash, as defined in the restructuring documents. No prepayment was made in 2003. As a result of this restructuring, the current portion of the Senior Debt of $86.7 million was reclassified to long-term at December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

(Registrant)

By:	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 20, 2003

By:	/s/ DAVID W. PEAT
David W. Peat Vice President and Global Controller (Principal Accounting Officer)

Date: March 20, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

(Section 302 Certification of the Sarbanes-Oxley Act of 2002)

I, Wayne W. Murdy, certify that:

1.  I have reviewed this Annual Report on Form 10-K/A of Newmont Mining Corporation;

2.  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and,

3.  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

/S/ WAYNE W. MURDY
Wayne W. Murdy Chief Executive Officer

March 20, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

(Section 302 Certification of the Sarbanes-Oxley Act of 2002)

I, Bruce D. Hansen, certify that:

1.    I have reviewed this Annual Report on Form 10-K/A of Newmont Mining Corporation;

2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and,

3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

/S/ BRUCE D. HANSEN
Bruce D. Hansen Chief Financial Officer

March 20, 2003

EXHIBIT INDEX

Exhibit Number	Description

2(a)

—Arrangement Agreement, dated as of November 14, 2001, by and between Franco-Nevada Mining Corporation Limited and Newmont Mining Corporation (now known as “Newmont USA Limited”). Incorporated by reference to Exhibit 2.1 to the Issuer’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2(b)

—Deeds of Undertaking, dated as of November 14, 2001, November 14, 2001, and December 10, 2001, by and between Newmont Mining Corporation (now known as “Newmont USA Limited”). Incorporated by reference to Exhibit 2.2 to the Issuer’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2(c)

—Agreement and Plan of Merger, dated as of January 8, 2002, by and among Newmont Mining Corporation (now known as “Newmont USA Limited”), the Issuer and Delta Acquisitionco Corp. Incorporated by reference to Exhibit 2.3 to the Issuer’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

3(a)

—Certificate of Incorporation of Issuer. Incorporated herein by reference to Appendix F to the Issuer’s Registration Statement on Form S-4 (File No. 333-76506), filed with the Securities and Exchange Commission on January 10, 2002.

3(b)

—Certificate of Elimination of Series A Junior Participating Preferred Stock of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Issuer’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(c)

—Certificate of Designations of Special Voting Stock. Incorporated herein by reference to Exhibit 3.3 to the Issuer’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(d)

—Certificate of Amendment to the Certificate of Incorporation of Issuer. Incorporated herein by reference to Exhibit 3.4 to the Issuer’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(e)

—Certificate of Designations of $3.25 Convertible Preferred Stock of Issuer. Incorporated herein by reference to Exhibit 3.6 to the Issuer’s Registration Statement on Form 8-A relating to the registration of its $3.25 convertible preferred stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(f)

—Certificate of Designations of Series A Junior Participating Preferred Stock of Issuer. Incorporated herein by reference to Exhibit 3.1 to the Issuer’s Registration Statement on Form 8-A, relating to the registration of its preferred stock purchase rights, filed with the Securities and Exchange Commission on February 15, 2002.

3(g)	—By-laws of the Issuer, see footnote (2).

4(a)

—Rights Agreement, dated as of February 15, 2002, between the Issuer and Mellon Investor Services LLC (which includes the form of Certificate of Designations of Series B Junior Preferred Stock of the Company as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C). Incorporated herein by reference to Exhibit 4.1 to the Issuer’s Registration Statement on Form 8-A, relating to the registration of its preferred stock purchase rights, filed with the Securities and Exchange Commission on February 15, 2002.

Exhibit Number	Description

4(b)

—Indenture dated March 23, 1992 between Newmont Mining Corporation (now known as “Newmont USA Limited”) and Bank of Montreal Trust Company. Incorporated by reference to Exhibit 4 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

4(c)

—First Supplemental Indenture dated May 15, 2000, between Newmont Mining Corporation (now known as “Newmont USA Limited”) and The Bank of New York (as successor to Bank of Montreal Trust Company). Incorporated by reference as Exhibit 4(c) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

4(d)

—Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass- Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4(e)

—Lease dated as of September 30, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and Shawmut Bank Connecticut, National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4(f)

—Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility). Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4(g)	—See footnote (1).

10(a)	—1982 Key Employees Stock Option Plan. Incorporated by reference to Exhibit to Newmont Mining Corporation’s Registration Statement on Form S-8 (No. 33-10141).

10(b)

—1987 Key Employees Stock Option Plan as amended as of October 25, 1993. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 1993.

10(c)

—1992 Key Employees Stock Plan as amended as of October 25, 1993. Incorporated by reference to Exhibit 10(p) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993.

10(d)

—1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit Number	Description

10(e)	—1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(f)

—Agreement dated October 15, 1993, effective November 1, 1993, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10(g)

—Amendment No. 1, dated June 24, 1997, to Agreement dated October 15, 1993, effective November 1, 1993, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10(h)

—Amendment No. 2, dated November 28, 2000, to Agreement dated October 15, 1993, effective November 1, 1993, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference as Exhibit 10(h) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

10(i)

—Employment Agreement dated January 1, 2001, by and between Newmont Mining Corporation and Ronald C. Cambre. Incorporated by reference as Exhibit 10(i) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

10(j)

—Agreement dated September 8, 1998, effective August 6, 1998, between Newmont Gold Company and Lawrence T. Kurlander. Incorporated by reference to Exhibit 10 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10(k)

—Agreement dated as of February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Current Report on Form 8-K, dated July 12, 1999.

10(l)	—Newmont Mining Corporation Annual Incentive Compensation Plan (Effective as of January 1, 2001), see footnote (2).

10(m)	—Newmont Mining Corporation Intermediate Term Incentive Compensation Plan (Amended and Restated Generally Effective as of January 1, 2001), see footnote (2).

10(n)

—Executive Change of Control Severance Plan dated as of February 1, 1999. Incorporated by reference to Exhibit 10(n) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(o)

—Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as Amended and Restated as of May 17, 2000. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10(p)

—Agreement dated September 15, 1999, among Newmont Mining Corporation, Newmont Gold Company and Bruce D. Hansen. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(q)

—Agreement dated August 20, 1999, between Newmont Gold Company and John A. S. Dow, as Executive, and Executive’s Spouse. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(r)

—Agreement dated February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and Lawrence T. Kurlander. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Exhibit Number	Description

10(s)

—Agreement dated February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and certain executive officers. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10(t)

—Letter Agreement dated May 6, 1993, between Newmont Gold Company and Wayne W. Murdy. Incorporated by reference to Exhibit 10 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

10(u)

—Letter Agreement dated March 23, 2001, between Wayne W. Murdy and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(v) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

10(v)

—Consulting Agreement dated April 1, 1999, between Newmont International Services Limited and Robert J. Miller. Incorporated by reference to Exhibit 99 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10(w)

—First Amendment to Consulting Agreement dated June 26, 2000, between Newmont International Services Limited and Robert J. Miller. Incorporated by reference as Exhibit 10(x) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

10(x)

—Agreement and Plan of Merger, dated as of June 21, 2000, by and among Newmont Mining Corporation, Bounty Merger Corp. and Battle Mountain Gold Company. Incorporated by reference to Appendix A of the proxy statement/prospectus included in Newmont Mining Corporation’s Registration Statement on Form S-4 filed on November 22, 2000.

10(y)

—Arrangement Agreement, dated June 21, 2000, by and among Newmont Mining Corporation (now known as “Newmont USA Limited”), Bounty Merger Corp., Battle Mountain Gold Company and Battle Mountain Canada Ltd. Incorporated by reference to Appendix B of the proxy statement/prospectus included in Newmont Mining Corporation’s Registration Statement on Form S-4 filed on November 22, 2000.

10(z)	—Escrow Agreement dated as of November 14, 2001, among Seymour Schulich and Nevada Capital Corporation Limited and Gowling Lafleur Henderson LLP and Newmont Mining Corporation, see footnote (2).

10(aa)

—Escrow Agreement dated as of November 14, 2001, among Pierre Lassonde and Lassonde Family Trust and Firelight Investments, Inc. and Gowling Lafleur Henderson LLP and Newmont Mining Corporation, see footnote (2).

12.1	—Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.

12.2	—Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.

21	—Subsidiaries of Newmont Mining Corporation, see footnote (2).

23	—Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—Power of Attorney, see footnote (2).

(1)	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.
(2)	Filed with original Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.