Form 10-K
period 2002-12-31
NEWMONT MINING CORP /DE/
filed 2003-03-27
CIK 1164727

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2002: $10,263,712,439. There were 353,439,906 shares of common stock outstanding (and 48,434,773 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on March 5, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2003 Annual Stockholders Meeting held on May 7, 2003, are incorporated by reference into Part III of this report.

ii

This document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Newmont Mining Corporation and our subsidiaries. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report commencing on page 10.

PART I

ITEM 1.    BUSINESS

Introduction

Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware. On February 13, 2002, at a special meeting of the stockholders of Newmont, stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions described below and to create a more flexible corporate structure. Newmont merged with an indirect, wholly owned subsidiary, which resulted in Newmont becoming a direct wholly owned subsidiary of a new holding company. The new holding company was renamed Newmont Mining Corporation. There was no impact to the consolidated financial statements of Newmont as a result of this restructuring and former stockholders of Newmont became stockholders of the new holding company. In this report, “Newmont” and “we” refer to Newmont Mining Corporation and/or our affiliates and subsidiaries.

On February 16, 2002, Newmont completed the acquisition of Franco-Nevada Mining Corporation Limited, a Canadian company, pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy Mining Limited, an Australian company, through an off-market bid for all of the ordinary shares of Normandy. On February 26, 2002, when Newmont’s off-market bid for Normandy expired, Newmont had a relevant interest in more than 96% of Normandy’s outstanding shares. Newmont exercised compulsory acquisition rights under Australian law to acquire all of the shares of Normandy in April 2002. Normandy was Australia’s largest gold company with interests in 16 development-stage or operating mining properties worldwide. Prior to the merger, Franco-Nevada was the world’s leading precious minerals royalty company and had interests in other investments in the mining industry. The results of operations of Normandy and Franco-Nevada have been included in this Annual Report and Newmont’s financial statements from February 16, 2002 forward. The 10.5 month period of Newmont’s ownership of these operations is referred to as the “relevant period.”

In 2001, Newmont completed a merger with Battle Mountain Gold Company. The merger was accounted for as pooling of interests and, as such, the financial statements in this report include Battle Mountain’s financial data as if Battle Mountain had always been a part of Newmont.

As of December 31, 2002, Newmont had gold reserves of 86.9 million equity ounces and an aggregate land position of approximately 63,000 square miles (164,000 square kilometers). We have operations in North America, South America, Australia, New Zealand, Indonesia, Uzbekistan and Turkey. In 2002, we obtained more than 69% of our equity gold production from politically and economically stable countries, namely the United States, Canada and Australia. Newmont is also engaged in the production of, and exploration for, silver, copper and zinc.

On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. After these transactions, Newmont had gold reserves of 83.2 million equity ounces.

During 2002, Newmont reviewed its asset base and operations, with the goal of achieving synergies by consolidating separately-managed assets, consolidating administrative and exploration staffs, achieving purchasing economies and better utilizing existing processing facilities. We also sold or disposed of lower margin or non-core operations or interests. During 2003, we will continue to focus on plans to achieve additional synergies.

Unless explicitly provided otherwise in this report, production, ounces sold, revenue and other financial information with respect to 2001 and prior years do not include the operations or revenues of Normandy or Franco-Nevada.

For the years ended December 31, 2002 and 2001, Newmont had revenues of $2.75 billion and $1.67 billion, respectively. In 2002, Newmont had net income applicable to common shares of $154.3 million, while in 2001, Newmont had a net loss applicable to common shares of $54.1 million.(1)

Newmont’s corporate headquarters are in Denver, Colorado, USA.

For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 48 below.

Products

Gold

Equity Gold Sales.    Newmont sold 7.63 million equity ounces of gold in 2002 and 5.47 million equity ounces in 2001. References in this report to “equity ounces” or “equity pounds” mean that portion of gold or base metals, respectively, produced, sold, or included in proven and probable reserves, which is attributable to our ownership or economic interest.

Approximately 45% of Newmont’s equity gold sales came from North American operations in 2002 and 55% from overseas operations. In 2001, approximately 59% of our gold sales came from North American operations and 41% came from overseas operations. In 2002, 28% of overseas production, or 15% of total production, was attributable to Minera Yanacocha in Peru. At December 31, 2002, approximately 44% of our total long-lived assets were related to operations outside North America, with 8.5% of that total in Indonesia and 10.5% in Peru.

Gold Uses.    Gold has two main categories of use—product fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and high-karat jewelry, in addition to gold equities such as Newmont.

Most of Newmont’s revenue comes from the sale of refined gold in the international market. The end product at each of Newmont’s gold operations, however, is doré bars. In certain limited circumstances Newmont sells doré directly to a customer, but generally, because doré is an alloy consisting mostly of gold but also containing silver, copper and other metals, doré bars are sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of refining agreements, the doré bars are refined for a fee, and Newmont’s share of the refined gold and the separately-recovered silver are credited to Newmont’s account or delivered to buyers, except in the case of the doré produced from Newmont’s operation in Uzbekistan. Doré from that operation is refined locally and the refined gold is physically returned to Newmont for sale in international markets. We do not believe that the loss of any of our refiners would have an adverse effect on our business due to the availability of alternative refiners able to supply the necessary services. Additionally, through its acquisition of Normandy, Newmont has an interest in an Australian refining business.

(1)	All references to “dollars” or “$” in this report refer to United States currency unless otherwise specified. References to A$ are to Australian currency.

Gold Supply.    The worldwide supply of gold consists of a combination of new production from mining and the draw-down of existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for 60% to 70% of the total annual supply of gold.

Gold Price.    The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per ounce on the London Bullion Market.

Year	High	Low	Average
1993	$406	$326	$360
1994	$396	$370	$384
1995	$396	$372	$384
1996	$415	$367	$388
1997	$367	$283	$331
1998	$313	$273	$294
1999	$326	$253	$279
2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003 (through March 24)	$382	$329	$354

Source of Data: Kitco and Reuters.

On March 24, 2003, the afternoon fixing price for gold on the London Bullion Market was $329.45 per ounce and the spot market price of gold on the New York Commodity Exchange was $329.80 per ounce.

Newmont’s gold and doré sales are generally made at the average price prevailing during the month in which the gold is delivered to the customer plus a “contango,” which is essentially an interest factor, from the beginning of the month until the date of delivery. Revenue from a sale is recognized when the price is determinable and upon delivery and transfer of title to the customer.

Copper

Copper Production.    The Batu Hijau mine in Indonesia, in which Newmont holds a 56.25% economic interest (a 45% equity interest), produced copper/gold concentrates containing 657.7 million pounds of copper (369.9 million equity pounds) and 492,500 ounces of gold (277,000 equity ounces) in 2002. The Batu Hijau concentrates contain about 32% copper and about 0.48 ounce of gold per ton. In addition, the Golden Grove operation in Western Australia, which was acquired as a result of the Normandy acquisition and is 100% owned, produced concentrates containing 61.0 million pounds of copper during the relevant period of 2002.

Copper Uses.    Newmont delivers and sells the concentrates from the Batu Hijau mine to smelters in Japan, Korea, Australia and Europe. The majority of Newmont’s production is sold under long-term contracts, and the balance on the spot market. Refined copper, the final product from the treatment of concentrates, is incorporated into wire and cable products for use in the construction, electric utility, communication and transportation industries. Copper is also used in industrial equipment and machinery, consumer products and a variety of other electrical and electronic applications and is used to make brass. Copper substitutes include aluminum, plastics, stainless steel, and fiber optics. Refined, or cathode, copper is also an internationally traded commodity.

Copper Price.    The price of copper is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper and on the New York Commodity Exchange (Comex) in terms of dollars per pound of high grade copper. Copper prices tend to be more cyclical than gold prices and are more directly affected by worldwide supply and demand. The volatility of the copper market is illustrated by the following table, which shows the dollar per pound equivalent of the high, low and average prices of high grade copper on the London Metal Exchange in each of the last ten years.

Year	High	Low	Average
1993	$1.08	$0.72	$0.87
1994	$1.40	$0.78	$1.05
1995	$1.47	$1.23	$1.33
1996	$1.29	$0.83	$1.04
1997	$1.23	$0.77	$1.03
1998	$0.85	$0.65	$0.75
1999	$0.84	$0.61	$0.71
2000	$0.91	$0.73	$0.82
2001	$0.83	$0.60	$0.72
2002	$0.77	$0.64	$0.71
2003 (through March 24)	$0.78	$0.70	$0.76

Source of Data: London Metal Exchange

On March 24, 2003, the closing spot price of high grade copper on the London Metal Exchange was equivalent to $0.76 per pound.

Zinc

Zinc Production.    Newmont produces zinc, lead and copper concentrates at its Golden Grove operation in Western Australia. Golden Grove produced zinc concentrates containing 114.8 million pounds of zinc during the relevant period of 2002.

Zinc Uses.    Newmont delivers and sells its zinc concentrates to major zinc smelters in Japan and Korea. The majority of the concentrates are sold under long-term “evergreen” contracts. The pricing terms of these contracts are negotiated annually. Refined zinc, the final product from the treatment of the concentrates, is primarily used for galvanizing iron and steel products such as sheet and strip steel, pipes, tubes, wire and wire rope. Other uses include the manufacture of a broad range of die-cast products and the manufacture of brass.

Zinc Price.    The price of zinc is quoted on the London Metal Exchange in terms of dollars per metric ton. The volatility of the zinc market is illustrated by the following table, which shows the dollar per pound equivalent of the high, low and average prices of zinc on the London Metal Exchange in each of the last ten years.

Year	High	Low	Average
1993	$0.50	$0.39	$0.44
1994	$0.54	$0.41	$0.45
1995	$0.55	$0.43	$0.47
1996	$0.50	$0.44	$0.46
1997	$0.80	$0.47	$0.60
1998	$0.52	$0.42	$0.46
1999	$0.56	$0.41	$0.49
2000	$0.58	$0.46	$0.51
2001	$0.48	$0.33	$0.40
2002	$0.38	$0.33	$0.35
2003 (through March 24)	$0.37	$0.34	$0.36

Source of Data: London Metal Exchange

On March 24, 2003, the closing spot price of zinc on the London Metal Exchange was equivalent to $0.36 per pound.

Hedging Activities

Newmont has a “no-hedging” philosophy and generally sells its production at market prices. Historically, Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. The hedging policy authorized by Newmont’s board of directors limits total gold hedging activity to 16 million ounces. Prior to the acquisitions of Normandy and Franco-Nevada, Newmont utilized forward sales contracts for a portion of the gold production from the Minahasa mine in Indonesia and from the Nevada and Canadian operations. No costs were incurred in connection with these forward sales contracts and there were no margin requirements related to these contracts. In December 2001, Newmont entered into offsetting positions to effectively close out combination matched put and call options and flat forward sales contracts associated with Canadian operations. In September 2001, Newmont entered into transactions closing out certain written call options covering 2.35 million ounces of gold. These options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold from 2005 to 2011. Under the terms of the sales contracts, Newmont will realize the lower of the spot price on the delivery date or the stated capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011.

At the time of Normandy’s acquisition, three of its affiliates had a substantial derivative instrument position. Those affiliates are now known as Newmont Gold Treasury (“NGT”), Newmont NFM (Normandy NFM Limited trading as Newmont NFM) and Newmont Yandal Operations Limited (“NYOL”). Normandy’s policy was to hedge a minimum of 60% of recoverable reserves (which are generally between 80% and 95% of total reserves). Normandy utilized forward sales contracts with fixed and floating gold lease rates, but did not enter into contracts that required margin calls and had no outstanding long-dated sold call options. A number of NYOL’s hedging positions, however, are governed by agreements that confer on the relevant counterparties a right to terminate the position prior to its agreed scheduled maturity date. Such a termination would require an immediate cash settlement of that contract based on the market value on the date of termination and could result in a cash settlement obligation to NYOL hedge counterparties in excess of funds available to NYOL. NYOL’s obligations, however, are non-recourse to Newmont and its other subsidiaries.

Following the Normandy acquisition, and in accordance with our “no-hedging” philosophy, efforts to proactively reduce and simplify the Normandy hedge positions have been undertaken. Accordingly, the Normandy gold hedge books have been reduced by over 3 million ounces from February 16, 2002 to  December 31, 2002. Contracts for a further 1.1 million committed ounces will mature or are scheduled to be delivered into during 2003. At December 31, 2002, the Normandy gold hedge positions consisted of the following commodity instruments covering approximately 6.7 million ounces of gold at an average price of $319 per ounce:

Entity	Gold Purchased Put Options	Gold Forward Sales	Combination Options and Other	Total
NGT Ounces (in thousands) Mark-to-Market (US$millions)	737 $(7)	2,037 $(115)	— —	2,774 $(122)

NFM Ounces (in thousands) Mark-to-Market ($millions)	— —	349 $(23)	— —	349 $(23)

NYOL Ounces (in thousands) Mark-to-Market ($millions)	758 $(16)	946 $(72)	1,818 $(200)	3,522 $(288)

TOTAL Ounces (in thousands) Mark-to-Market ($millions)	1,495 $(23)	3,333 $(210)	1,818 $(200)	6,646 $(433)

At December 31, 2002, the mark-to-market valuation of the Normandy gold hedge positions was a negative $433 million, broken down as follows: NGT, negative $122 million; Newmont NFM, negative $23 million; and NYOL, negative $288 million.

The following table shows the approximate sensitivities of the US$ mark-to-market value of the Normandy gold hedge positions to changes in certain market variables as of December 31, 2002 (assuming all other market variables remain unchanged):

Market Variables	Change in Variable	Change in Mark-to-Market Value (Millions)
A$ Interest Rates	+/-1.0%	-/+$40.0
US$/A$ Exchange Rates	+/-US$0.01	+/-$35.4
Gold Lease Rates	+/-1.0%	+/-$15.2
US$ Interest Rates	+/-1.0%	-/+$10.5
US$ Gold Price/oz.	+/-$1.00	-/+$ 6.6

For more information see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, commencing on page 77 below.

Merchant Banking

Newmont has a separate business unit, Newmont Capital Limited, that is responsible for managing new business opportunities and the portfolio management of operating, property and equity interests, as well as managing Newmont’s royalty portfolio and its interests in downstream gold businesses.

Newmont Capital offers a unique approach to help Newmont maximize net asset value per share and increase cash flow, earnings and reserves by working with Newmont’s exploration, operations and finance teams to prioritize near-term goals within longer-term strategies. In 2002, Newmont Capital concentrated on debt reduction and portfolio optimization. $241 million in asset sales in 15 separate sales transactions closed during 2002 (including sales that occurred prior to the acquisition), and another $180 million of asset sales from five separate transactions were contracted during 2002 and closed in early 2003. Most of the proceeds were used to reduce debt. Newmont participated in the creation of the seventh largest gold company in the world by contributing its shares in Echo Bay Mines Ltd. and selling its interest in the TVX Newmont Americas joint venture into the newly merged Kinross Gold Corporation.

During 2002, Newmont sold its interests in the Kasese Cobalt Company Limited in Uganda, the Ity gold mine in Cote d’Ivoire, and the Tasiast mine in Mauritania, as well as its equity interests in Lihir Gold Limited, Aber Diamond Corporation and Inco Limited. In addition, offers were announced in late 2002 to acquire the minority interest in two remaining public subsidiary companies in Australia and New Zealand, Newmont NFM and Otter Gold Mines. These acquisitions are expected to be completed in the first half of 2003. The full acquisition of Newmont NFM enables Newmont to integrate the Tanami gold operations and exploration district in Australia. The Otter acquisition will give Newmont 100 percent of the Martha mine in New Zealand.

A key aspect of portfolio management is assisting Newmont in extracting district economies of scale with its partners and neighboring mines. Newmont Capital is evaluating district optimization opportunities in Nevada, Australia and Canada, covering a broad range of alternatives, including asset exchanges, unitization, joint ventures, general partnerships, sales, spinouts and buyouts.

Newmont Capital is responsible for managing Newmont’s royalty income portfolio. Royalties are a natural hedge against lower gold prices by providing free cash flow from a diversified set of assets with limited operating, capital or environmental risk while still retaining upside exposure to further exploration discoveries and reserve expansions.

In 2002 Newmont had royalty interests in properties that produced approximately 2.9 million ounces of gold and 634,000 ounces of platinum group metals. Newmont has royalty interests in Barrick Gold Corporation’s Betze-Post, Meikle and Eskay Creek mines, Placer Dome’s Henty, Bald Mountain and Getchell mines and

Stillwater Mining’s Stillwater and East Boulder palladium-platinum mines. Newmont also has a significant oil and gas royalty portfolio in Western Canada. In 2002, royalty income was $35.7 million from 25 properties around the world.

Newmont Capital identifies properties or exploration targets for divestiture if they are incompatible with our core objectives. In the case of a sale, Newmont Capital could negotiate a return in the form of cash, equity, a royalty and/or future participation rights. Through this process, Newmont intends to continue to benefit from any discoveries made by other operators on lands in which we have a royalty, and to obtain revenues from the properties without incurring operating or capital risk.

During the year, over 30 new royalties were added through property transactions and asset sales. The majority of these were created in Canada as part of a rationalization of Newmont’s exploration holdings. A land lease program in Nevada is accelerating exploration of non-core lands with Newmont retaining royalties and future participation rights. A similar program is planned for Australia in 2003.

Newmont is pursuing new downstream business opportunities related to gold refining and product distribution. During 2002, Newmont merged its interest in Australian Gold Refineries with Johnson Matthey’s Australian business to create a new company known as AGR Matthey, in which Newmont has a 40% interest. AGR Matthey expects to process more than 9.6 million ounces of gold per year, making it the world’s second largest gold refiner and largest distributor of gold into the Asian market. The products division markets wholesale finished jewelry and supplies the jewelry manufacturing industry throughout Australia and Asia.

Exploration

Newmont spent $88.9 million in 2002 and $55.5 million in 2001 for exploration and research. Exploration work is regularly conducted in areas surrounding our existing mines for the purpose of locating additional deposits and determining mine geology. Our exploration staff employs state-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, to aid in the location of prospective targets.

In 2002, as a result of exploration activities, Newmont replaced 9.4 million ounces of reserve depletion from production, including reserve additions in all four of our core operating regions in Nevada, Peru, Australia and Indonesia.

In Nevada, exploration efforts in conjunction with optimization work added 3.1 million ounces of new reserves in 2002 on the Carlin Trend and at our other Nevada operations.

In Peru, exploration at Minera Yanacocha focused on defining surface and covered oxide mineralization in the La Quinua basin including the prospective Corimayo deposit, which was brought into reserves in 2002. Exploration work also continued to further define mineralized sulfide material below several oxide deposits. This mineralization was initially intersected during the delineation drilling of the oxide material, and is now being selectively drilled to identify higher-grade zones.

In Australia, major reserve additions in 2002 included 717,000 ounces at Yandal’s Jundee mine and 581,000 ounces at Tanami. Exploration activities also added reserves, from pit optimization drilling at the Kalgoorlie Super Pit and at the Pajingo underground mine.

At Batu Hijau, exploration in conjunction with optimization work added 1.3 billion pounds (0.7 billion equity pounds) of copper and 1.4 million ounces (0.8 million equity ounces) of gold to Newmont’s 2002 reserves.

In addition to reserve additions at our core operations, exploration efforts in 2002 focused on two greenfields projects in Ghana and resulted in the addition of 1.6 million equity ounces of reserves at our 85% owned Akyem project.

For more information, see Item 2, Properties, Proven and Probable Reserves commencing on page 37 below.

Segment Information, Export Sales, etc.

See Note 24 to the Consolidated Financial Statements, beginning on page 139 below, for information relating to our business segments, our domestic and export sales, and our customers.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to Newmont’s business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Bolivia, Ghana, Indonesia, Peru, Mexico and Turkey. The concessions and contracts are subject to the political risks associated with foreign operations. See Item 1A, Risk Factors, Risks Related to Newmont Operations on page 10 below. For a more detailed description of our Indonesian Contracts of Work, see Item 2, Properties, on page 22 below.

Condition of Physical Assets and Insurance

Our business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, see Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, on page 48 below.

We maintain insurance against property loss and business interruption and insure against risks that are typical in the operation of our business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to liability for environmental impairment and political risk. There can be no assurance that claims would be paid under such insurance in connection with a particular event. See Item 1A, Risk Factors, Risks Related to Newmont Operations on page 10 below.

Environmental Matters

Newmont’s United States mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Newmont’s activities outside the United States are also subject to governmental regulations for the protection of the environment. In general, environmental regulations have not had, and are not expected to have, a material adverse impact on Newmont’s operations or our competitive position.

We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with all applicable laws and regulations. Newmont has global environmental policies that define the expectations for each site’s operating performance. Each operating Newmont mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2002, $268.2 million was accrued for reclamation costs relating to currently or recently producing mineral properties.

Reclamation and Remediation of Inactive Sites within the United States

Newmont also is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $48.1 million was accrued as of December 31, 2002 for such obligations associated with properties owned or operated by Newmont or our subsidiaries. These amounts are included in Other Accrued Liabilities and Reclamation and Remediation Liabilities. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 45% greater or 25% lower than the amount accrued at December 31, 2002. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to costs and expenses in the period estimates are revised.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 48 below, and Note 25 to Consolidated Financial Statements, beginning on page 142 below.

Employees

There were 13,200 people employed by Newmont and our affiliates worldwide at December 31, 2002, and 10,600 people employed by Newmont and our affiliates worldwide at December 31, 2001. At December 31, 2001, Franco-Nevada employed 25 people and Normandy employed 2,900 people.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

•	statements regarding future earnings, and the sensitivity of earnings to gold and other metal prices;

•	estimates of future mineral production and sales for specific operations and on a consolidated basis;

•	estimates of future production costs and other expenses, for specific operations and on a consolidated basis;

•	estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices;

•	estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof;

•	statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and expected production commencement dates;

•	estimates of future costs and other liabilities for certain environmental matters;

•	estimates of reserves, and statements regarding future exploration results and reserve replacement;

•	statements regarding modifications to Newmont’s hedge positions;

•	statements regarding future transactions relating to portfolio management or rationalization efforts; and

•	projected synergies and costs associated with acquisitions and related matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Such risks include, but are not limited to, the price of gold and copper; currency fluctuations; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic and foreign laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; the ability of Newmont to obtain or maintain necessary financing; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report, as well as in other filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. Newmont disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Available Information

Newmont maintains an internet web site at www.newmont.com. Newmont makes available, free of charge, through the Investor Information section of its web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Newmont has provided same day access to such reports through its web site since November 15, 2002. Newmont’s Corporate Governance Guidelines and the charters of its key committees are also available on the web site.

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

Risks Related to the Gold Mining Industry Generally

A Substantial or Extended Decline in Gold Prices Would Have a Material Adverse Effect on Newmont

Newmont’s business is extremely dependent on the price of gold, which is affected by numerous factors beyond Newmont’s control. Factors tending to put downward pressure on the price of gold include:

•	sales or leasing of gold by governments and central banks;

•	a low rate of inflation and a strong U.S. dollar;

•	global and regional recession or reduced economic activity;

•	speculative trading;

•	decreased perception of geopolitical or economic risk;

•	decreased demand for gold for industrial uses, use in jewelry, and investment;

•	high supply of gold from production, disinvestment, and scrap and hedging;

•	sales by gold producers in forward transactions and other hedging transactions; and

•	devaluing local currencies (relative to gold priced in U.S. Dollars) leading to lower production costs and higher production in certain major gold-producing regions.

Any drop in the price of gold adversely impacts our revenues, profits and cash flows, particularly in light of our “no-hedging” philosophy. Newmont has recorded asset writedowns in recent years as a result of a sustained period of low gold prices. Newmont may experience additional asset impairment as a result of low gold prices in the future.

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

Gold Producers Must Continually Obtain Additional Reserves

Gold producers must continually replace gold reserves depleted by production. Depleted reserves must be replaced by expanding known ore bodies or by locating new deposits in order for gold producers to maintain production levels over the long term. Gold exploration is highly speculative in nature, involves many risks and frequently is unproductive. No assurances can be given that any of our new or ongoing exploration programs will result in new mineral producing operations. Once mineralization is discovered, it may take many years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. As a result, reserves may decline as gold is produced if they are not adequately replaced.

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

Increased Costs Could Affect Profitability

The total cash costs at any particular mining location are frequently subject to great variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and mining activities in response to the physical shape and location of the ore body. In addition, cash costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. In the past, a cash cost swing of 10% at any one location has not been a significant factor in Newmont’s profitability. However, this may not always be the case.

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

The Use of Hedging Instruments May Prevent Gains Being Realized from Subsequent Price Increases

Consistent with Newmont’s “no-hedging” philosophy, Newmont does not intend to enter into new material gold hedging positions and intends to decrease its hedge positions over time by opportunistically delivering gold into our existing hedge contracts, and by seeking to unwind our hedge position when economically attractive. Nonetheless, Newmont currently has gold hedging positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, Newmont will have an opportunity loss. However, if the gold price falls below that committed price, Newmont’s revenues will be protected to the extent of such committed production. In addition, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price.

For a more detailed description of the Newmont hedge positions, see the discussion in Hedging in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, beginning on page 77 below.

Currency Fluctuations May Affect the Costs that Newmont Incurs

Currency fluctuations may affect the costs that we incur at our operations. Gold is sold throughout the world based principally on the U.S. dollar price, but a portion of Newmont’s operating expenses are incurred in local currencies. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable. The currencies which primarily impact Newmont’s results of operations are the Canadian and Australian dollars.

During 2002, the Canadian and Australian dollars strengthened by an average of 1% and 5%, respectively, against the U.S. dollar. This increased U.S. dollar reported operating costs in Canada and Australia by approximately $1.0 million and $18.3 million, respectively.

Gold Mining Companies are Subject to Extensive Environmental Laws and Regulations

Newmont’s exploration, mining and processing operations are regulated in all countries in which we operate under various federal, state, provincial and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management and reclamation. Delays in obtaining or failure to obtain government permits and approvals may adversely impact our operations. The regulatory environment in which Newmont operates could change in ways that would substantially increase costs to achieve compliance. In addition, significant changes in regulation could have a material adverse effect on Newmont’s operations or financial position. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 25 to the Consolidated Financial Statements, beginning on page 142 below.

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

Newmont has substantial investments in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence, changes in national leadership, and the secession of East Timor, one of its former provinces. Despite democratic elections in 1999, a change in government occurred in late July 2001, and civil unrest, independence movements, and tensions between the civilian government and the military continue. These problems heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, or expropriation of assets. If this were to occur with respect to Newmont’s Contracts of Work, Newmont’s financial condition and results of operations could be materially adversely affected.

During the last two years, Minera Yanacocha, of which Newmont owns a 51.35% interest, has been the target of numerous local political protests, including ones that blocked the road between the Yanacocha mine complex and the city of Cajamarca in Peru. We cannot predict whether these incidents will continue, nor can we predict the government’s continuing positions on foreign investment, mining concessions, land tenure, environmental regulation or taxation. The continuation or intensification of protests or a change in prior governmental positions could adversely affect our operations in Peru.

Recent violence reportedly committed by radical elements in Indonesia and other countries, and the presence of U.S. forces in Iraq and Afghanistan may increase the risk that operations owned by U.S. companies will be the target of further violence. If any of Newmont’s operations were so targeted it could have an adverse effect on our business.

Remediation Costs for Federal Superfund Law Liabilities May Exceed the Provisions We Have Made

Newmont has conducted extensive work at one inactive site in Australia and two inactive sites in the United States. At one of these sites, remediation requirements have not been finally determined, and, therefore, the final cost cannot be estimated. At a third site in the U.S., an inactive uranium mine and mill formerly operated by a subsidiary of Newmont, remediation work at the mill is ongoing, but remediation at the mine is subject to dispute and has not yet commenced. The environmental standards that may ultimately be imposed at this site as a whole remain uncertain and there is a risk that the costs of remediation may exceed the provision Newmont’s subsidiary has made for such remediation by a material amount.

Whenever a previously unrecognized remediation liability becomes known or a previously estimated cost is increased, the amount of that liability or additional cost is expensed and this can materially reduce net income in that period.

We Face Risks Related To Our Investment In Australian Magnesium Corporation (“AMC”)

AMC is an Australian company based in Queensland whose primary focus is the development of its Stanwell magnesium project. As a result of its acquisition of Normandy, Newmont is a substantial holder of AMC securities with a 27.8% voting interest in AMC. Newmont also is a guarantor of certain AMC obligations.

If AMC is unable to perform its obligations, there is a risk that Newmont, as guarantor, may incur liabilities under those arrangements.

Additionally, there are a number of significant risks related to investments in AMC, including:

•	risks related to the project, which has not been completed and has no operating history;

•	AMC’s substantial dependence on the project;

•	risks related to the magnesium market; and

•	AMC’s need for additional financial and operational support from third-parties.

For additional information on AMC, see the discussion in Item 2, Investment Interests, Australian Magnesium Corporation, beginning on page 36 below.

Our Level of Indebtedness May Affect Our Business

As a result of our acquisitions, our level of indebtedness has increased, although net indebtedness is a smaller percentage of our total capitalization than it was prior to the acquisitions. From December 31, 2001 to December 31, 2002, Newmont’s debt increased from $1.4 billion to $1.8 billion. This level of indebtedness could have important consequences for our operations, including:

•	Newmont may need to use a large portion of its cash flow to repay principal and pay interest on our debt, which will reduce the amount of funds available to finance our operations and other business activities;

•	Newmont’s debt level may make us vulnerable to economic downturns and adverse developments in Newmont’s businesses and markets; and

•	Newmont’s debt level may limit our ability to pursue other business opportunities, borrow money for operations or capital expenditures in the future or implement our business strategy.

Newmont expects to obtain the funds to pay our expenses and to pay principal and interest on our debt by utilizing cash flow from operations. Newmont’s ability to meet these payment obligations will depend on our future financial performance, which will be affected by financial, business, economic and other factors. Newmont will not be able to control many of these factors, such as economic conditions in the markets in which Newmont operates. Newmont cannot be certain that our future cash flow from operations will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If cash flow from operations is insufficient, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or issue additional equity. We cannot be sure that we will be able to do so on commercially reasonable terms, if at all.

We Face Risks Related to Newmont Yandal Operations Limited

Newmont Yandal Operations Limited (“NYOL”), the Newmont subsidiary that owns the Yandal operations, has a substantial derivatives position. At December 31, 2002, NYOL’s hedge positions exceeded NYOL’s forecasted sales and had a mark-to-market valuation of negative $288 million. A number of NYOL’s hedge positions are governed by agreements that confer on the relevant counterparties a right to terminate the position prior to its agreed scheduled maturity date. Such a termination would require an immediate cash settlement of that contract based on the market value on the date of termination and could result in a cash settlement obligation to NYOL hedge counterparties in excess of available funds. NYOL also has outstanding $300 million (of which Newmont owns $62.8 million) of ten year 8 7/8% senior unsecured notes due in 2008. NYOL’s liabilities represent a significant challenge to NYOL, and while these liabilities are non-recourse to Newmont and its other subsidiaries, should NYOL become bankrupt or insolvent there could be a loss or liquidation of NYOL’s assets including the Bronzewing, Jundee and Wiluna mines, which had proven and probable reserves of 2.1 million ounces as of December 31, 2002.

For a more detailed description of the Newmont hedge positions, see the discussion in Hedging in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, beginning on page 77 below.

Occurrence of Events for Which We are Not Insured May Affect Our Cash Flow and Overall Profitability

We maintain insurance to protect ourselves against certain risks related to our operations. This insurance is maintained in amounts that we believe to be reasonable depending upon the circumstances surrounding each identified risk. However, Newmont may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. Some concern always exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crisis are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation and a unilateral modification of concessions and contracts. Newmont does not maintain insurance against political risk. Occurrence of events for which Newmont is not insured may affect its cash flow and overall profitability.

Our Business Depends on Good Relations with Our Employees

Newmont may experience difficulties in integrating labor policies, practices, and strategies with our acquired subsidiaries. In addition, problems with or changes affecting employees of one subsidiary may affect relations with employees of other subsidiaries. The process of integrating our acquired subsidiaries increases the risk of labor disputes, work stoppages or other disruptions in production that could adversely affect us.

At December 31, 2002, unions represented approximately 37% of our worldwide work force. On that date, Newmont had 958 employees at its Carlin, Nevada operations, 244 employees in Canada at its Golden Giant operation, 3,446 employees in Indonesia at its Batu Hijau operations, 47 employees in New Zealand at its Martha operation, 351 employees in Bolivia at its Kori Kollo operation, and 494 employees in Australia at its Golden Grove, Pajingo, Tanami and Yandal operations combined, working under a collective bargaining agreement or similar labor agreement.

Currently there are labor agreements in effect for all hourly workers except those in Carlin, Nevada. The Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO is the bargaining agent for these employees. The Carlin labor agreement expired on September 30, 2002. Newmont is currently in negotiations with the union to reach an acceptable contract, but also has developed contingency plans in case of a work stoppage or strike. Newmont cannot predict when or if it will reach an agreement with the union. If no such agreement is reached or if the negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage.

Our Earnings also Could be Affected by the Prices for Other Commodities

The revenues and earnings of Newmont also could be affected by the prices of other commodities such as copper and zinc, although to a lesser extent than by the price of gold. The prices of copper and zinc are affected by numerous factors beyond Newmont’s control. For more information, see Item 1, Copper and Zinc, commencing on page 3 above, and Item 2, Properties, commencing below.

Title to Some of Our Properties May Be Defective or Challenged

Although we have conducted title reviews of our properties, title review does not necessarily preclude third parties from challenging our title. While Newmont believes that it has satisfactory title to its properties, some risk exists that some titles may be defective or subject to challenge. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, but such claims would not deprive us of the properties. For information regarding native title or traditional landowner claims, see the discussion under the Australia section of Item 2, Properties, on page 20 below.

We Compete With Other Mining Companies

We compete with other mining companies to attract and retain key executives and other employees with technical skills and experience in the mining industry. We also compete with other mining companies for rights to mine properties containing gold and other minerals. There can be no assurance that Newmont will continue to attract and retain skilled and experience employees, or to acquire additional rights to mine properties.

Newmont’s Anti-Takeover Provisions Could Limit Amounts Offered in a Takeover

Article Ninth of our certificate of incorporation and our rights agreement may make it more difficult for various corporations, entities or persons to acquire control of us or to remove management. Article Ninth of our certificate of incorporation requires us to obtain the approval of holders of 80% of all classes of our capital stock who are entitled to vote in the election of directors, voting together as one class, to enter into certain types of transactions generally associated with takeovers, unless our Board of Directors approves the transaction before the other corporation, entity or person acquires 10% or more of our outstanding shares. In addition, the Board has declared a dividend of one preferred share purchase right for each outstanding share of our common stock under a rights agreement, dated as of February 13, 2002, between Newmont and Mellon Investor Services LLC, as the rights agent. The rights agreement, in effect, imposes a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of the Board. While the anti-takeover provisions protect stockholders from coercive or otherwise unfair takeover tactics, they may also limit the premium over market price available to holders of common stock in a takeover situation.

ITEM 2.    PROPERTIES

Gold Processing Methods

Gold is extracted from naturally-oxidized ores by either heap leaching or milling, depending on the amount of gold contained in the ore and the amenability of the ore to treatment. Gold contained in ores that are not naturally oxidized can be directly milled if the gold is amenable to cyanidization, generally known as free milling ores. Ores that are not amenable to cyanidization, known as refractory ores, require more costly and complex processing techniques than oxide or free milling ore. Higher-grade refractory ores are processed through either roasters or autoclaves. Roasters heat finely ground ore with air and oxygen to a high temperature, burn off the carbon and oxidize the sulfide minerals that prevent efficient leaching. Autoclaves use heat, oxygen and pressure to remove sulfide minerals from the ore.

Some gold-bearing sulfide ores may be processed through a flotation plant or by bio-milling. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to float in air bubbles to the top of the tank, where they can be separated from waste particles that sink to the bottom. The sulfides are removed from the cell and converted into a concentrate that can then be processed in an autoclave or roaster to recover the gold. Bio-milling incorporates patented technology that involves inoculation of suitable crushed ore on a leach pad with naturally occurring bacteria strains, which oxidize the sulfides over a period of time. The ore is then processed through an oxide mill.

Free-milled ores and high grade oxide ores are processed through mills, where the ore is ground into a fine powder and mixed with water in slurry, which then passes through a cyanide leaching circuit. Other ores are processed using heap leaching. The ore is crushed and stacked on impermeable pads, where weak cyanide solution is applied to the top surface of the heaps to dissolve the gold. In both cases, the gold-bearing solution is then collected and pumped to facilities to remove the gold by collection on carbon or by zinc precipitation directly from leach solutions.

Production Properties

Set forth below is a description of the properties of Newmont and its subsidiaries. Total cash costs and total production costs for each operation are presented in a table beginning on page 30. Total cash costs and total production costs represent measures of performance that are not calculated in accordance with generally accepted accounting principles (“GAAP”). Management uses these non-GAAP financial measures to analyze the cash generating capacities and performance of Newmont’s mining operations. For a reconciliation of these non-GAAP measures to Costs Applicable to Sales as calculated and presented under GAAP, see Item 2, Properties, Operating Statistics on page 30.

North America

Nevada.    Newmont has been mining gold in Nevada since 1965. Newmont’s Nevada operations include Carlin, located west of Elko on the geological feature known as the Carlin Trend, and the Winnemucca Region, located 80 miles (129 kilometers) to the west of Carlin. The Carlin Trend is the largest gold district discovered in North America in the last 50 years. The Winnemucca Region includes the Twin Creeks mine located near Winnemucca, the Lone Tree Complex located near Battle Mountain, and the Battle Mountain Complex, near Battle Mountain, where there are no currently active mining operations but where optimization work is ongoing with respect to a large gold/copper deposit known as Phoenix. Our Nevada operations also include the Midas underground mine, acquired in February 2002.

In 2002, ore was mined from 14 open-pit deposits and five underground mines, including Midas. Gold sales from Newmont’s Nevada operations totaled approximately 2.7 million equity ounces for 2002.

Underground production will continue to grow at Carlin, as underground mine development is expected to continue in 2003 at Leeville. Additionally, for the first time, underground mining occurred from the Gold Quarry open pit mine, where development of a small deposit, Chukar, began in January 2002.

Newmont’s operations in Nevada have a number of different ore types and processing techniques. Newmont has developed a linear programming model to determine the best mix of ore types for each processing facility in order to obtain the maximum ounces of gold at the lowest cost from the ores. Approximately 66.4% of Newmont’s 2002 year-end proven and probable gold reserves in Nevada were refractory and the balance were oxide. Nevada’s production has increasingly come from higher grade, but higher cost refractory ores from both deep open pits and underground mines, as near-surface oxide ores have been depleted. Refractory ore treatment facilities are expected to generate approximately 70% of Nevada’s gold production in 2003, compared with 66% in 2002, 65% in 2001, and 68% in 2000.

Higher-grade oxide ores are processed at one oxide mill at Carlin, two at Twin Creeks and one at Lone Tree. Lower-grade oxide ores are processed using heap leaching. Higher-grade refractory ores are processed through either a roaster at Carlin or through autoclaves at Twin Creeks or Lone Tree. Lower grade sulfide ores are processed through a flotation plant at Lone Tree. Ore from the Midas mine is processed at an on-site treatment plant using a conventional crushing, grinding and gravity circuit and cyanide leaching process.

Gold-bearing activated carbon from Carlin’s milling and leaching facilities is processed on-site at a central carbon processing plant and adjacent smelting facilities. Separate carbon processing facilities are located in the North and South Areas at Twin Creeks with one refinery in the North Area. Material from two carbon processing facilities located at Lone Tree is refined at Carlin or Twin Creeks. Gold-bearing solutions from Midas are processed through a Merrill Crowe plant and adjacent smelting facility.

Analytical laboratories, maintenance facilities and administrative offices are located at Carlin, Twin Creeks and the Lone Tree Complex. Newmont also has an advanced metallurgical research laboratory in Denver, Colorado.

Newmont owns, or controls through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Carlin, Winnemucca Region and Midas mining operations. The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, Newmont owns a 10% undivided interest in the mineral rights and leases the remaining 90%, on which Newmont pays a royalty equivalent to 18% of the mineral production. The remainder of the Gold Quarry mineral rights are wholly owned or controlled by Newmont, in some cases subject to additional royalties. With respect to certain smaller deposits in the Winnemucca Region, Newmont is obligated to pay royalties on production to third parties that vary from 3% to 5% of production.

California.    Newmont has one mine in California, Mesquite. Mining operations at Mesquite ceased in the second quarter of 2001, with the depletion of the main ore body. Mesquite operations have transitioned to temporary shutdown and reclamation, and declining amounts of gold will be recovered from the inventory of ores on the heap leach pads. Production from residual heap leaching resulted in gold sales of 57,100 ounces in 2002. The permitting process for an expansion at Mesquite was completed in 2002, but such expansion is dependent on higher gold prices. Final gold production from inventory on the existing heap leach pads is expected in 2004.

Canada.    Newmont’s Canadian operations include two underground mines. The Golden Giant mine (100% owned) is located approximately 25 miles (40 kilometers) east of Marathon in Ontario, Canada, and has been in production since 1985. The Holloway mine is located approximately 35 miles (56 kilometers) east of Matheson in Ontario, and about 400 miles (644 kilometers) northeast of Golden Giant, and has been in production since 1996. The Holloway mine is owned by a joint venture in which Newmont has an 84.65% interest. The remaining 15.35% interest is held by Teddy Bear Valley Mines. In 2002, the Golden Giant mine sold 281,500 equity ounces of gold, and the Holloway mine sold 97,700 equity ounces of gold.

Also see the TVX Newmont Americas description on page 23 below for information on other Newmont property interests in Canada owned in 2002. Newmont sold its interest in TVX Newmont Americas on January 31, 2003.

Mexico.    Newmont has a 44% interest in La Herradura, which is located 250 miles (400 kilometers) southeast of Mesquite in Mexico’s Sonora desert. La Herradura is operated by Industriales Peñoles, Mexico’s largest silver producer. The mine is an open pit operation with a two-stage crushing circuit and heap-leach recovery. Mine sales were 145,900 ounces (64,200 equity ounces) of gold in 2002.

South America

Peru.    The properties of Minera Yanacocha S.R.L. are located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca. Since the discovery of gold in 1986, the area has become the largest gold district in South America. Minera Yanacocha began production in 1993. Newmont holds a 51.35% interest in Minera Yanacocha. The remaining interests are held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

Minera Yanacocha has mining rights with respect to a large land position that includes multiple deposits as well as other prospects. Minera Yanacocha’s mining rights were acquired through assignments of concessions granted by the Peruvian government to a related entity. The assignments have a term of 20 years, beginning in the early 1990s, renewable at the option of Minera Yanacocha for another 20 years. In October 2000, Newmont and Buenaventura consolidated their land holdings in northern Peru, folding them into Minera Yanacocha. The consolidation increased Minera Yanacocha’s land position from 100 to 535 square miles.

Five open-pit mines, four leach pads, and two processing plants are in operation at Minera Yanacocha. Gold sales for 2002 totaled 2.29 million ounces (1.2 million equity ounces).

Bolivia.    The Kori Kollo open pit mine is on a high plain in northwestern Bolivia near Oruro, on government mining concessions issued to a Bolivian corporation, Empresa Minera Inti Raymi S.A., in which Newmont has an 88% interest. The remaining 12% is owned by Mrs. Beatriz Rocabado. Inti Raymi owns and operates the mine. In 2002, the mine sold 283,400 ounces (249,400 equity ounces) of gold. Because higher grade ores have been exhausted at Kori Kollo, it is expected that mining will cease in 2003, with leach production to continue until stockpiles are depleted.

Brazil and Chile.    In 2002, Newmont had interests in two operating mines in Brazil and one in Chile. See the TVX Newmont Americas discussion on page 23 below for more details.

Australia

Prior to the acquisition of Normandy, Newmont owned a 50% interest in the Pajingo (Vera/Nancy) mine discussed below. The remaining 50% interest in Pajingo, and all other Australian properties described in this report, were acquired as part of the acquisition of Normandy. With the exception of Pajingo, information related to Australian operations for 2002 reflects activity from February 16, 2002.

In Australia, mineral exploration and mining titles are granted by the individual states or territories. Mineral titles may also be subject to native title legislation. In 1992, the High Court of Australia held that Aboriginal people who have maintained a continuing connection with their land according to their traditions and customs may hold native title. Since the High Court’s decision, Australia has passed legislation providing for the protection of native title and established procedures for Aboriginal people to claim these rights. The fact that native title is claimed with respect to an area, however, does not necessarily mean that native title exists, and disputes may be resolved by the courts.

Generally, under native title legislation, all mining titles granted before January 1, 1994 are valid. Titles granted between January 1, 1994 and December 23, 1996, however, are subject to invalidation if they were not obtained in compliance with applicable legislative procedures, though subsequent legislation has validated some of these titles. After December 23, 1996, mining titles over areas where native title is claimed to exist became subject to legislative processes that generally give native title claimants the “right to negotiate” with the title applicant for compensation and other conditions. Native title holders do not have a veto over the granting of mining titles, but if agreement cannot be reached, the matter will be referred to the National Native Title Tribunal for decision.

Newmont does not expect that native title claims will have a material adverse effect on any of its operations in Australia. The High Court of Australia determined in an August 2002 decision that native title does not extend to minerals in Western Australia and that the rights granted under a mining title would, to the extent inconsistent with asserted native title rights, operate to extinguish those native title rights. Generally, native title is only an issue for Newmont with respect to obtaining new mineral titles or moving from one form of title to another, for example, from an exploration title to a mining title. In these cases, the requirements for negotiation and the possibility of paying compensation may result in delay and increased costs for mining in the affected areas. Similarly, the process of conducting Aboriginal heritage surveys to identify and locate areas or sites of Aboriginal cultural significance can result in delay in gaining access to land for exploration and mining-related activities.

In Australia, various ad valorum royalties are paid to state and territorial governments and to traditional land owners, typically based on a percentage of gross revenues.

Pajingo (Vera/Nancy).    The Pajingo gold mine is an underground mine located approximately 93 miles (150 kilometers) southwest of Townsville, Queensland and 45 miles (72 kilometers) south of the local township of Charters Towers. Prior to the Normandy acquisition, Newmont owned a 50% interest in Pajingo. Following the Normandy acquisition, Newmont owns 100% of Pajingo. In 2002, Pajingo sold 296,400 equity ounces of gold.

Kalgoorlie.    The Kalgoorlie operations comprise the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick Gold Corporation, each of which holds a 50% interest. The Super Pit is Australia’s largest gold mine, in terms of both gold production and total annual mining volume. During the relevant period in 2002, the Kalgoorlie operations sold 324,700 equity ounces.

Yandal.    Newmont owns a 100% interest in Newmont Yandal Operations Limited, which owns and operates the Bronzewing, Jundee and Wiluna mines situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. The three operations collectively sold 611,100 ounces of gold in the relevant period of 2002. The Wiluna mine was the subject of a sales contract that contained certain conditions that were not satisfied as of March 14, 2003, resulting in termination of the sales contract. See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, at page 48 for more details.

Tanami.    The Tanami operations include The Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs, adjacent to the Tanami highway, and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of The Granites. The Tanami operations are owned by Newmont NFM a publicly listed company of which Newmont owns approximately 85.9%.

The operations are predominantly focused on the Callie underground mine at Dead Bullock Soak, with mill feed supplemented by production from the Dead Bullock Soak open pit and the Bunkers and Quorn pits at The Granites. Ore from all of these operations is processed through The Granites plant. The Tanami operations also include the Groundrush deposit. Ore from Groundrush is processed through the Tanami plant rather than The Granites plant.

During the relevant period of 2002, the Tanami operations sold 526,800 ounces (452,400 equity ounces) of gold.

In November 2002, Newmont and Newmont NFM announced a proposal that, if approved by Newmont NFM shareholders and the Federal Court of Australia, would result in Newmont NFM becoming a wholly owned subsidiary of Newmont. The proposal involves a scheme of arrangement and buy-back offer which, if successful, would result in Newmont having 100% ownership of the Tanami operations in April 2003. See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, at page 48 for more details.

Boddington.    Boddington is located 81 miles (130 kilometers) southeast of Perth in Western Australia. Boddington is owned by Newmont (44.4%), AngloGold Limited (33.3%) and Newcrest Mining Limited (22.2%). Mining operations ceased in November 2001. A proposed expansion project is being optimized, and restructuring of current management arrangements is underway.

Golden Grove.    Newmont owns 100% of the Golden Grove operation in Western Australia, approximately 217 miles (350 kilometers) north of Perth. The principal products are zinc and copper concentrates. A high precious metal lead concentrate is also produced. Golden Grove has two underground mines at the Scuddles and Gossan Hill deposits. Golden Grove sold 45.7 million pounds of copper and 148.0 million pounds of zinc during the relevant period of 2002.

New Zealand

Newmont acquired an interest in the Martha gold mine as part of the Normandy acquisition. This mine is located within the town of Waihi, located approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand. It is owned by Newmont and Otter Gold Mines Limited.

The operation sold 116,400 ounces of gold (107,800 equity ounces) in the relevant period of 2002. The Martha mine does not currently pay royalties. Under new royalty arrangements, Martha will be required to pay a royalty on new discoveries such as Favona. The royalty rate is the greater of 1% of gross revenues from silver and gold sales or 5% of accounting profit.

In December 2002, Newmont NFM announced a takeover offer for all of the shares and options in Otter Gold Mines Limited that Newmont NFM did not already own, and it now owns 100% of Otter Gold Mines Limited. Newmont owns 67.06% of the Martha gold mine and Newmont NFM, of which Newmont owns approximately 85.9%, owns 32.94% of Martha. If the Newmont and Newmont NFM arrangement mentioned under the Tanami section above is approved, Newmont will own 100% of the Martha mine.

Indonesia

Newmont has two operating properties in Indonesia, Minahasa, a gold operation, and Batu Hijau, a producer of copper/gold concentrates. Newmont owns 80% of Minahasa. The remaining 20% interest is a carried interest held by P.T. Tanjung Serapung, an unrelated Indonesian company. Prior to November 2001, 100% of Minahasa’s gold production was attributed to Newmont. Since then, 94% has been attributed to Newmont as we have recouped some of our investment in accordance with existing loan agreements. Newmont has a 45% equity interest in Batu Hijau through a partnership with an affiliate of Sumitomo Corporation, which holds a 35% interest. The remaining 20% is a carried interest held by P.T. Pukuafu Indah, an unrelated Indonesian company. We account for our investment in Batu Hijau as an equity investment due to each partner’s significant participating rights in the business. 56.25% of production is attributed to Newmont until we recover the bulk of our investment, including interest.

Minahasa, on the island of Sulawesi, approximately 1,500 miles (2,414 kilometers) northeast of Jakarta, was a Newmont discovery and consisted of a multi-deposit operation. Production began in 1996 and mining was completed in late 2001. However, processing of stockpiled ore from this mine will continue until the fourth quarter of 2003. In 2002, Minahasa sold 147,200 equity ounces of gold.

Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit, which Newmont discovered in 1990. Development and construction activities began in 1997 and start-up took place in late 1999. In 2002, copper sales were 362.3 million equity pounds, while gold sales, treated as by-product credits, were 278,000 equity ounces.

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

Under Newmont’s Minahasa and Batu Hijau Contracts of Work, beginning in the sixth year after mining operations commenced (and continuing through the tenth year), a portion of each project not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals, thereby potentially reducing Newmont’s (and, in the case of Batu Hijau, Newmont’s and Sumitomo’s) ownership in each project to 49% by the end of the tenth year. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern. In accordance with its Contract of Work, Newmont made an offer of a 3% interest in Minahasa in 2002, but received no interest in the offer due in large part, we believe, to the imminent closure of the operation.

Uzbekistan

Newmont has a 50% interest in the Zarafshan-Newmont Joint Venture in Uzbekistan. Ownership of the remaining 50% interest is divided between the State Committee for Geology and Mineral Resources and Navoi Mining and Metallurgical Combine, each a state entity of Uzbekistan. The joint venture produces gold by crushing and leaching ore from existing stockpiles of low-grade oxide ore from the nearby government-owned Muruntau mine, located in the Kyzylkum Desert. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars. Zarafshan-Newmont sold 511,600 ounces (255,800 of equity ounces) of gold in 2002.

The State Committee and Navoi furnish ore to Zarafshan-Newmont under an ore supply agreement. Under the agreement, the State Committee and Navoi are obligated to deliver 220 million metric tons of ore to Zarafshan-Newmont. As of December 31, 2002, approximately 98.1 million metric tons of ore have been delivered, leaving a balance of 121.9 million metric tons. Initially, ore was to be delivered regardless of the gold price and the price of the ore was dependent on the grade of ore delivered. In 2000, however, the ore supply agreement was amended to modify the required grades and pricing structure. Under the 2000 amendment, the grade of ore that the State Committee and Navoi are obligated to provide is dependent on the forecasted gold price as determined by the board of directors of Zarafshan-Newmont, and the price is dependent on the average gold price during the period the ore is processed. Thus, at higher gold prices, the State Committee and Navoi may deliver lower grade ore, but receive a higher price. In October 2002, the parties reached tentative agreement to further amend the ore supply agreement. Under the new amendment, the pricing terms for approximately 99.5 million metric tons of the remaining 121.9 million metric tons will be determined by a formula whereby the amount paid for ore is dependent on the average grade of ore and the average gold price during the period which the ore is processed. At certain combinations of ore grade and gold price, the computed price may result in a credit to Zarafshan-Newmont, which will be offset against future ore purchase payments or free cash flow distributions to Navoi and the State Committee.

Turkey

The wholly owned Ovacik mine, located in western Turkey 12 miles (19 kilometers) from the Aegean Sea and 66 miles (106 kilometers) north of the city of Izmir, commenced production in May 2001. Ovacik sold 125,700 ounces of gold during the relevant period of 2002. Newmont acquired the Ovacik mine as part of the Normandy acquisition.

Africa

Newmont has two advanced exploration projects located in southwestern Ghana. The Ahafo (formerly Yamfo-Sefwi) project, in which Newmont holds an 85.6% equity interest, had reserves of 3.3 million equity ounces of gold at December 31, 2002. The remaining interest in Ahafo is held by Moydow Mines International Inc. On March 24, 2003, Moydow and Newmont announced the signing of a letter of intent for Newmont to acquire Moydow’s interest in Ahafo. Newmont also has an 85% interest in the Akyem project, which had 1.6 million equity ounces of gold reserves at year-end. The remaining interest in Akyem is held by Kenbert Mines Limited. Newmont will continue to study the development and optimization of both projects in 2003. At the time a production decision is reached for a project in Ghana, the Ghanaian government becomes entitled to receive a 10% free carried interest in the project, which entitles the government to 10% of the dividends payable from corporate surplus cash flow after Newmont has recouped its investment.

Newmont also had an interest in the Ity gold mine located in Cote d’Ivoire, in West Africa. Prior to being acquired by Newmont, however, Normandy accepted an offer for the sale of its interest in the Ity mine. The sale was finalized on March 7, 2002, for $10.8 million paid at closing and a net smelter return royalty.

TVX Newmont Americas Joint Venture

Through the Normandy acquisition, Newmont acquired an equity interest in TVX Newmont Americas, a joint venture between Normandy and TVX Gold. The venture, subsequently renamed TVX Newmont Americas,

was 49.9% owned by Newmont and 50.1% owned by TVX Gold. TVX Newmont Americas sold 368,000 gold equivalent ounces (183,500 equity ounces) in 2002. On January 31, 2003, TVX Gold acquired Newmont’s 49.9% interest in TVX Newmont Americas. Under the terms of the acquisition, Newmont received $180 million for its interest.

The principal assets of TVX Newmont Americas were interests in the following operating gold mines in South America and Canada:

•	Paracatu (51% Rio Tinto Limited; 49% economic interest TVX Newmont Americas)

Rio Tinto is the operator of the mine, which is located in Brazil, 149 miles (240 kilometers) southeast of

Brasilia. In 2002, Paracatu produced 193,400 ounces of gold.

•	Crixas (50% AngloGold; 50% economic interest TVX Newmont Americas)

AngloGold is the operator of the mine, which is located in Brazil, 218 miles (350 kilometers) northwest of Brasilia. In 2002, Crixas produced 164,000 ounces of gold.

•	La Coipa (50% Placer Dome; 50% TVX Newmont Americas)

Placer Dome is the operator of the mine, which is located in northern Chile. In 2002, La Coipa’s gold equivalent production was 171,000 ounces.

•	Musselwhite (68.1% Placer Dome; 31.9% TVX Newmont Americas)

Placer Dome is the operator of the mine, which is located 311 miles (500 kilometers) north of Thunder

Bay in northwestern Ontario, Canada. In 2002, Musselwhite produced 178,900 ounces of gold.

•	New Britannia (50% High River Gold; 50% TVX Newmont Americas)

TVX is the operator of the mine, which is located in Snow Lake, Canada, 436 miles

(700 kilometers) north of Winnipeg in central Manitoba. In 2002, New Britannia produced 96,300 ounces of gold.

Newmont Mining Corporation Operating Statistics

Gold Production and Sales

North American Operations

	North America
	Nevada			Other North America
Year Ended December 31,	2002	2001	2000	2002	2001	2000
Tons Mined (000 dry short tons):
Open-Pit	139,985	139,000	200,228	11,774	19,030	36,465
Underground	1,538	1,123	943	1,621	1,607	1,762
Tons Milled/Processed (000):
Oxide	5,164	5,395	5,739	1,628	1,605	1,720
Refractory	9,201	8,844	8,548	n/a	n/a	n/a
Leach	15,027	24,448	25,490	3,981	7,861	16,078
Average Ore Grade:
Oxide	0.119	0.108	0.086	0.230	0.236	0.259
Refractory	0.224	0.218	0.276	n/a	n/a	n/a
Leach	0.031	0.033	0.036	0.026	0.028	0.018
Average Mill Recovery Rate:
Oxide	74.4%	70.5%	81.0%	95.0%	95.2%	95.6%
Refractory	88.6%	88.9%	90.4%	n/a	n/a	n/a

	North America
	Nevada			Other North America			Total North America
Year Ended December 31,	2002	2001	2000	2002	2001	2000	2002	2001	2000
Ounces Produced (000)	2,718.1	2,696.9	3,044.0	485.8	496.0	607.8	3,203.9	3,192.9	3,651.8

Equity Ounces Produced (000):
Oxide	474.8	433.2	400.2	364.5	348.7	426.9	839.3	781.9	827.1
Refractory	1,805.7	1,749.3	2,072.6	n/a	n/a	n/a	1,805.7	1,749.3	2072.6
Leach	437.6	514.4	571.2	121.3	147.3	180.9	558.9	661.7	752.1

Total	2,718.1	2,696.9	3,044.0	485.8	496.0	607.8	3,203.9	3,192.9	3,651.8

Equity Ounces Sold (000)	2,723.5	2,703.2	3,047.9	500.5	520.4	670.8	3,224.0	3,223.6	3,718.7

Production Costs Per Ounce:
Direct mining and production costs	$207	$207	$192	$192	$187	$172	$205	$204	$188
Deferred stripping and other costs	11	11	7	(1)	—	(8)	9	9	4

Cash operating costs	218	218	199	191	187	164	214	213	192
Royalties and production taxes	7	4	4	2	5	6	6	4	5

Total cash costs	225	222	203	193	192	170	220	217	197
Reclamation and mine closure costs	2	4	3	4	8	5	2	5	3

Total costs applicable to sales	227	226	206	197	200	175	222	222	200
Depreciation, depletion and amortization	44	43	41	73	68	71	49	47	47

Total production costs	$271	$269	$247	$270	$268	$246	$271	$269	$247

Overseas Operations

	South America
	Yanacocha, Peru			Other South America
Year Ended December 31,	2002	2001	2000	2002	2001	2000
Tons Mined (000 dry short tons):
Open-Pit	203,720	155,707	131,916	18,676	18,444	18,616
Underground	n/a	n/a	n/a	n/a	n/a	n/a
Tons Milled/Processed (000):
Oxide	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	7,675	7,582	7,753
Leach	148,297	84,738	83,024	6,479	3,853	n/a
Average Ore Grade:
Oxide	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	0.047	0.059	0.055
Leach	0.023	0.030	0.031	0.018	0.021	n/a
Average Mill Recovery Rate:
Oxide	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	60.7%	61.8%	62.4%

	South America
	Yanacocha, Peru			Other South America			Total South America
Year Ended December 31,	2002	2001	2000	2002	2001	2000	2002	2001	2000
Ounces Produced (000)	2,285.6	1,902.5	1,795.4	284.1	305.6	273.9	2,569.7	2,208.1	2,069.3

Equity Ounces Produced (000):
Oxide	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	195.9	247.4	241.0	195.9	247.4	241.0
Leach	1,173.6	976.9	921.9	54.1	21.6	n/a	1,227.7	998.5	921.9

Total	1,173.6	976.9	921.9	250.0	269.0	241.0	1,423.6	1,245.9	1,162.9

Equity Ounces Sold (000)	1,176.9	983.1	901.2	249.4	274.8	247.7	1,426.3	1,257.9	1,148.9

Production Costs Per Ounce:
Direct mining and production costs	$123	$113	$85	$163	$163	$212	$130	$124	$112
Deferred stripping and other costs	(2)	(1)	(2)	(7)	(5)	(12)	(3)	(2)	(4)

Cash operating costs	121	112	83	156	158	200	127	122	108
Royalties and production taxes	4	3	4	—	—	—	4	3	3

Total cash costs	125	115	87	156	158	200	131	125	111
Reclamation and mine closure costs	3	3	3	7	5	15	3	3	6

Total costs applicable to sales	128	118	90	163	163	215	134	128	117
Depreciation, depletion and amortization	57	48	45	48	62	85	55	51	54

Total production costs	$185	$166	$135	$211	$225	$300	$189	$179	$171

Newmont Mining Corporation Operating Statistics

	Australia
	Pajingo			Other Australia
Year Ended December 31,	2002	2001	2000	2002	2001	2000
Tons Mined (000 dry short tons):
Open-Pit	n/a	n/a	n/a	66,328	n/a	n/a
Underground	656	368	325	4,975	n/a	n/a
Tons Milled/Processed (000):
Oxide	738	361	341	7,898	n/a	n/a
Refractory	n/a	n/a	n/a	7,056	n/a	n/a
Leach	n/a	n/a	n/a	n/a	n/a	n/a
Average Ore Grade:
Oxide	0.397	0.351	0.350	0.137	n/a	n/a
Refractory	n/a	n/a	n/a	0.069	n/a	n/a
Leach	n/a	n/a	n/a	n/a	n/a	n/a
Average Mill Recovery Rate:
Oxide	96.8%	96.9%	96.8%	96.0%	n/a	n/a
Refractory	n/a	n/a	n/a	82.2%	n/a	n/a

	Australia
	Pajingo			Other Australia			Total Australia
Year Ended December 31,	2002	2001	2000	2002	2001	2000	2002	2001	2000
Ounces Produced (000)	290.7	123.8	115.7	1,457.3	n/a	n/a	1,748.0	123.8	115.7

Equity Ounces Produced (000):
Oxide	290.7	123.8	115.7	957.0	n/a	n/a	1,247.7	123.8	115.7
Refractory	n/a	n/a	n/a	426.2	n/a	n/a	426.2	n/a	n/a
Leach	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Total	290.7	123.8	115.7	1,383.2	n/a	n/a	1,673.9	123.8	115.7

Equity Ounces Sold (000)	296.4	126.0	112.1	1,388.2	n/a	n/a	1,684.6	126.0	112.1

Production Costs Per Ounce:
Direct mining and production costs	$90	$97	$93	$207	—	—	$186	$97	$93
Deferred stripping and other costs	(4)	1	—	(7)	—	—	(6)	1	—

Cash operating costs	86	98	93	200	—	—	180	98	93
Royalties and production taxes	9	7	6	12	—	—	11	7	6

Total cash costs	95	105	99	212	—	—	191	105	99
Reclamation and mine closure costs	4	1	1	5	—	—	6	1	1

Total costs applicable to sales	99	106	100	217	—	—	197	106	100
Depreciation, depletion and amortization	72	34	38	68	—	—	68	34	38

Total production costs	$171	$140	$138	$285	—	—	$265	$140	$138

	Zarafshan-Newmont Uzbekistan			Other International Operations
Year Ended December 31,	2002	2001	2000	2002	2001	2000
Tons Mined (000 dry short tons):
Open-Pit	n/a	n/a	n/a	10,345	5,586	6,766
Underground	n/a	n/a	n/a	n/a	n/a	n/a
Tons Milled/Processed (000):
Oxide	n/a	n/a	n/a	1,514	n/a	n/a
Refractory	n/a	n/a	n/a	717	716	753
Leach	7,867	7,677	7,770	n/a	1,572	1,732
Average Ore Grade:
Oxide	n/a	n/a	n/a	0.164	n/a	n/a
Refractory	n/a	n/a	n/a	0.213	0.387	0.439
Leach	0.053	0.044	0.046	n/a	0.080	0.086
Average Mill Recovery Rate:
Oxide	n/a	n/a	n/a	91.7%	n/a	n/a
Refractory	n/a	n/a	n/a	90.9%	91.4%	92.4%

	Zarafshan–Newmont Uzbekistan			Other International Operations			Total Gold
Year Ended December 31,	2002	2001	2000	2002	2001	2000	2002	2001	2000
Ounces Produced (000)	259.0	216.7	249.4	384.4	326.0	364.3	8,165.0	6,067.5	6,450.5

Equity Ounces Produced (000):
Oxide	n/a	n/a	n/a	230.3	n/a	n/a	2,317.3	905.7	942.8
Refractory	n/a	n/a	n/a	130.5	251.6	311.1	2,558.3	2,248.3	2,624.7
Leach	259.0	216.7	249.4	14.4	72.1	53.2	2,060.0	1,949.0	1,976.6

Total	259.0	216.7	249.4	375.2	323.7	364.3	6,935.6	5,103.0	5,544.1

Equity Ounces Sold (000)	255.8	222.0	251.4	380.7	341.5	354.2	6,971.4	5,171.0	5,585.3

Production Costs Per Ounce:
Direct mining and production costs	$132	$133	$126	$177	$125	$111	$179	$173	$163
Deferred stripping and other costs	2	3	3	(13)	14	19	2	7	3

Cash operating costs	134	136	129	164	139	130	181	180	166
Royalties and production taxes	—	—	—	5	3	3	8	4	4

Total cash costs	134	136	129	169	142	133	189	184	170
Reclamation and mine closure costs	(1)	1	1	9	3	2	3	3	3

Total costs applicable to sales	133	137	130	178	145	135	192	187	173
Depreciation, depletion and amortization	40	54	56	99	66	75	58	50	51

Total production costs	$173	$191	$186	$277	$211	$210	$250	$237	$224

Batu Hijau Copper Production

Twelve months ended December 31,	2002	2001	2000
Dry tons processed (000)	51,754	48,358	42,131
Average copper grade	0.72%	0.75%	0.72%
Average recovery rate	89.0%	89.2%	87.5%
Copper pounds produced (000)	657,664	656,954	520,781
Equity copper pounds produced (000)	369,936	369,537	292,939
Equity copper pounds sold (000)	362,253	359,955	294,182

Twelve months ended December 31, 2002	By-Product Method	Co-Product Method
		Copper	Gold	Total
Revenue	$260,670	$260,670	$85,840	$346,510
Cash production costs	200,619	150,920	$49,699	200,619
By-product credits	(89,548)	(2,789)	(919)	(3,708)

Total Cash Costs	111,071	148,131	48,780	196,911
Noncash costs	66,650	50,139	16,511	66,650

Total Production Costs	$177,721	$198,270	$65,291	$263,561

Pounds of copper sold (000)	362,253
Ounces of gold sold (000)	278.0

Reported cash cost per lb./oz.	$0.31	$0.41	$175
Reported noncash cost per lb./oz.	0.18	0.14	60

Total costs per lb./oz.	$0.49	$0.55	$235

Golden Grove Copper and Zinc Production

Twelve months ended December 31,	2002
Dry tons processed	1,273,222
Average copper grade	4.7%
Average zinc grade	13.9%

Copper pounds produced (000)	60,973
Copper pounds sold (000)	45,662

Zinc pounds produced (000)	114,806
Zinc pounds sold (000)	147,985

Copper cash cost per pound	$0.56
Zinc cash cost per pound	$0.18

For all periods presented, total cash costs include charges for mining ore and waste associated with current period production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product, and Batu Hijau produces gold as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. A reconciliation of total cash costs to Costs applicable to sales in total and by segment is provided below. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of mining properties, when taking into account the average realized price received for production sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest.

The total cash costs per ounce is a measure intended to provide investors with information about the cash generating capacities of these mining operations. Newmont’s management uses this measure for the same purpose and for monitoring the performance of its mining operations. This information differs from measures of performance determined in accordance with GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. This measure was developed in conjunction with gold mining companies associated with the Gold Institute, a non-profit industry group, in an effort to provide a level of comparability; however, Newmont’s measures may not be comparable to similarly titled measures of other companies.

Reconciliation of Costs applicable to sales to total cash costs and total production costs per ounce (unaudited):

For the Year Ended December 31, 2002	Nevada	Mesquite	La Herradura	Golden Giant	Holloway	Total North America
Costs applicable to sales per financial statements	$620.1	$10.1	$11.5	$56.8	$20.4	$718.9
Minority interest	—	—	—	—	—	—
Reclamation and other	(6.9)	—	(0.2)	(1.7)	(0.5)	(9.3)
Non-cash inventory adjustment	(1.5)	—	—	—	—	(1.5)
Other	(0.1)	—	—	—	—	(0.1)

Total cash costs for per ounce calculation	611.6	10.1	11.3	55.1	19.9	708.0
Reclamation and other	8.4	—	0.2	1.6	0.5	10.7
Depreciation, depletion and amortization	118.2	6.3	3.1	20.5	6.7	154.8
Minority interest and other	—	—	—	—	—	—

Total production cost for per ounce calculation	$738.1	$16.4	$14.6	$77.2	$27.1	$873.4
Equity ounces sold (000)	2,723.5	57.1	64.2	281.5	97.7	3,224.0
Equity cash cost per ounce sold	$225	$177	$176	$196	$204	$220
Equity production cost per ounce sold	$271	$287	$227	$274	$277	$271

For the Year Ended December 31, 2002	Yanacocha	Kori Kollo	Total South America	Pajingo	Kalgoorlie	Yandal
Costs applicable to sales per financial statements	$302.0	$46.1	$348.1	$30.5	$85.0	$134.8
Minority interest	(152.3)	(5.6)	(157.9)	—	—	—
Reclamation and other	(3.0)	(1.6)	(4.6)	(1.2)	(1.7)	(3.2)
Non-cash inventory adjustment	—	—	—	(1.0)	(13.6)	(0.1)
Other	0.7	—	0.7	—	—	—

Total cash costs for per ounce calculation	147.4	38.9	186.3	28.3	69.7	131.5
Reclamation and other	3.0	1.6	4.6	1.8	15.3	3.1
Depreciation, depletion and amortization	121.5	13.8	135.3	20.6	9.0	43.5
Minority interest and other	(54.6)	(1.7)	(56.3)	—	—	—

Total production cost for per ounce calculation	$217.3	$52.6	$269.9	$50.7	$94.0	$178.1
Equity ounces sold (000)	1,176.9	249.4	1,426.3	296.4	324.7	611.1
Equity cash cost per ounce sold	$125	$156	$131	$95	$215	$215
Equity production cost per ounce sold	$185	$211	$189	$171	$289	$292

For the Year Ended December 31, 2002	NFM Tanami	Total Australia	Zarafshan- Newmont	Minahasa	Martha	Ovacik
Costs applicable to sales per financial statements	$112.3	$362.6	$34.0	$36.6	$19.6	$17.5
Minority interest	(15.8)	(15.8)	—	—	—	—
Reclamation and other	(2.6)	(8.7)	0.3	(2.4)	(0.7)	(0.7)
Non-cash inventory adjustment	(0.9)	(15.6)	—	—	(2.1)	(1.5)
Other	—	—	—	(2.1)	—	—

Total cash costs for per ounce calculation	93.0	322.5	34.3	32.1	16.8	15.3
Reclamation and other	2.7	22.9	(0.3)	2.4	2.6	2.0
Depreciation, depletion and amortization	32.5	105.6	10.3	9.5	13.9	11.5
Minority interest and other	(4.5)	(4.5)	—	(0.6)	—	—

Total production cost for per ounce calculation	$123.7	$446.5	$44.3	$43.4	$33.3	$28.8
Equity ounces sold (000)	452.4	1,684.6	255.8	147.2	107.8	125.7
Equity cash cost per ounce sold	$205	$191	$134	$218	$156	$122
Equity production cost per ounce sold	$273	$265	$173	$294	$309	$229

For the Year Ended December 31, 2002	Total Other International	Total Gold	Golden Grove	Kasese	Other Non-Gold	Consolidated
Costs applicable to sales per financial statements	$107.7	$1,537.3	$27.3	$7.8	$(0.4)	$1,572.0
Minority interest	—	(173.7)	—	—	—	(173.7)
Reclamation and other	(3.5)	(26.1)	—	—	—	(26.1)
Non-cash inventory adjustment	(3.6)	(20.7)	—	—	—	(20.7)
Other	(2.1)	(1.5)	(27.3)	(7.8)	0.4	(36.2)

Total cash costs for per ounce calculation	98.5	1,315.3	—	—	—	1,315.3
Reclamation and other	6.7	44.9	(1.7)	—	3.7	46.9
Depreciation, depletion and amortization	45.2	440.9	22.9	—	41.8	505.6
Minority interest and other	(0.6)	(61.4)	(21.2)	—	(45.4)	(128.0)

Total production cost for per ounce calculation	$149.8	$1,739.7	$—	$—	$—	$1,739.7
Equity ounces sold (000)	636.5	6,971.4	n/a	n/a	n/a	6,971.4
Equity cash cost per ounce sold	$155	$189	n/a	n/a	n/a	$189
Equity production cost per ounce sold	$235	$250	n/a	n/a	n/a	$250

For the Year Ended December 31, 2001	Nevada	Mesquite	La Herradura	Golden Giant	Holloway	Total North America
Costs applicable to sales per financial statements	$610.9	$20.4	$9.6	$54.8	$19.1	$714.8
Minority interest	—	—	—	—	—	—
Reclamation	(10.3)	(1.5)	(0.2)	(1.7)	(0.4)	(14.1)
Other	—	—	—	—	—	—

Total cash costs for per ounce calculation	600.6	18.9	9.4	53.1	18.7	700.7
Reclamation	10.3	1.5	0.2	1.7	0.4	14.1
Depreciation, depletion and amortization	117.4	7.5	3.2	18.3	6.5	152.9
Minority interest and other	—	—	—	—	—	—

Total production cost for per ounce calculation	$728.3	$27.9	$12.8	$73.1	$25.6	$867.7
Equity ounces sold (000)	2,703.2	92.6	54.7	283.7	89.4	3,223.6
Equity cash cost per ounce sold	$222	$205	$173	$187	$209	$217
Equity production cost per ounce sold	$269	$301	$233	$257	$288	$269

For the Year Ended December 31, 2001	Yanacocha	Kori Kollo	Total South America	Pajingo	Zarafshan- Newmont	Minahasa
Costs applicable to sales per financial statements	$233.9	$50.8	$284.7	$13.4	$30.4	$49.7
Minority interest	(117.6)	(6.1)	(123.7)	—	—	—
Reclamation	(2.9)	(1.4)	(4.3)	(0.2)	(0.2)	(1.0)
Other	—	—	—	—	—	—

Total cash costs for per ounce calculation	113.4	43.3	156.7	13.2	30.2	48.7
Reclamation	2.9	1.4	4.3	0.2	0.2	1.0
Depreciation, depletion and amortization	82.3	19.5	101.8	4.3	11.9	22.8
Minority interest and other	(35.7)	(2.3)	(38.0)	—	—	—

Total production cost for per ounce calculation	$162.9	$61.9	$224.8	$17.7	$42.3	$72.5
Equity ounces sold (000)	983.1	274.8	1,257.9	126.0	222.0	341.5
Equity cash cost per ounce sold	$115	$158	$125	$105	$136	$142
Equity production cost per ounce sold	$166	$225	$179	$140	$191	$211

For the Year Ended December 31, 2001	Corporate and Other	Consolidated
Costs applicable to sales per financial statements	$(0.2)	$1,092.8
Minority interest	—	(123.7)
Reclamation	—	(19.8)
Other	0.2	0.2

Total cash costs for per ounce calculation	$—	$949.5
Reclamation	—	19.8
Depreciation, depletion and amortization	7.9	301.6
Minority interest and other	(7.9)	(45.9)

Total production cost for per ounce calculation	$—	$1,225.0
Equity ounces sold (000)	n/a	5,171.0
Equity cash cost per ounce sold	n/a	$184
Equity production cost per ounce sold	n/a	$237

For the Year Ended December 31, 2000	Nevada	Mesquite	La Herradura	Golden Giant	Holloway	Total North America
Costs applicable to sales per financial statements	$625.6	$29.4	$6.8	$61.8	$19.4	$743.0
Minority interest	—	—	—	—	—	—
Reclamation	(7.6)	(0.5)	(0.2)	(2.5)	(0.3)	(11.1)
Other	(0.1)	—	—	—	—	(0.1)

Total cash costs for per ounce calculation	617.9	28.9	6.6	59.3	19.1	731.8
Reclamation	7.6	0.5	0.2	2.5	0.3	11.1
Depreciation, depletion and amortization	126.4	9.1	2.6	25.8	10.6	174.5
Minority interest and other	—	—	—	—	—	—

Total production cost for per ounce calculation	$751.9	$38.5	$9.4	$87.6	$30.0	$917.4
Equity ounces sold (000)	3,047.9	130.3	50.5	406.6	83.4	3,718.7
Equity cash cost per ounce sold	$203	$221	$131	$146	$229	$197
Equity production cost per ounce sold	$247	$294	$186	$216	$360	$247

For the Year Ended December 31, 2000	Yanacocha	Kori Kollo	Total South America	Pajingo	Zarafshan- Newmont	Minahasa
Costs applicable to sales per financial statements	$165.4	$67.1	$232.5	$11.6	$32.8	$47.6
Minority interest	(84.7)	(7.2)	(91.9)	—	—	—
Reclamation	(2.7)	(3.8)	(6.5)	(0.1)	(0.3)	(0.7)
Other	0.5	(6.6)	(6.1)	(0.4)	—

Total cash costs for per ounce calculation	78.5	49.5	128.0	11.1	32.5	46.9
Reclamation	2.7	3.8	6.5	0.1	0.3	0.7
Depreciation, depletion and amortization	68.8	23.9	92.7	4.3	14.0	26.7
Minority interest and other	(28.3)	(2.9)	(31.2)	—	—	—

Total production cost for per ounce calculation	$121.7	$74.3	$196.0	$15.5	$46.8	$74.3
Equity ounces sold (000)	901.2	247.7	1,148.9	112.1	251.4	354.2
Equity cash cost per ounce sold	$87	$200	$111	$99	$129	$133
Equity production cost per ounce sold	$135	$300	$171	$137	$186	$211

For the Year Ended December 31, 2000	Corporate and Other	Consolidated
Costs applicable to sales per financial statements	$(1.6)	$1,065.9
Minority interest	—	(91.9)
Reclamation	—	(18.7)
Other	1.6	(5.0)

Total cash costs for per ounce calculation	—	950.3
Reclamation	—	18.7
Depreciation, depletion and amortization	8.5	320.7
Minority interest and other	(8.5)	(39.7)

Total production cost for per ounce calculation	n/a	$1,250.0
Equity ounces sold (000)	n/a	5,585.3
Equity cash cost per ounce sold	n/a	$170
Equity production cost per ounce sold	n/a	$224

Reconciliation of PTNNT Costs applicable to sales to total cash costs and total production costs per pound or ounce, as applicable (unaudited):

For the Year Ended December 31, 2002	By-Product	Copper	Gold
Costs applicable to sales per financial statements	$107,355	$80,760	$26,595
Smelting and refining	103,727	78,031	25,696
Gold by-product credits	—	64,575	21,265
Minority interest	(96,923)	(72,912)	(24,011)
Reclamation	(5,536)	(4,165)	(1,371)
Other	2,448	1,842	606

Total cash costs for per pound or ounce calculation	111,071	148,131	48,780
Reclamation	3,088	2,323	765
Depreciation, depletion and amortization	63,562	47,816	15,746

Total production cost for per pound or ounce calculation	$177,721	$198,270	$65,291
Equity copper pounds sold (000)	362,253	362,253	n/a
Equity gold pounds sold (000)	n/a	n/a	n/a
Equity cash cost per pound or ounce	$0.31	$0.37	$175
Equity total production cost per pound	$0.49	$0.55	$235

Reconciliation of Golden Grove Costs applicable to sales (“CAS”) to total copper and zinc cash costs per pound (unaudited):

For the Year Ended December 31, 2002	Total	Copper	Zinc
Costs applicable to sales per financial statements	$27,255	$18,114	$9,141
Refining	24,744	7,512	17,232

Total cash costs for per pound calculation	$51,999	$25,626	$26,373
Equity pounds sold (000)	n/a	45,662	147,985
Equity cash cost per pound sold	n/a	$0.56	$0.18

Royalty Properties

The following is a description of Newmont’s principal royalty interests, all of which were acquired as a result of the Franco-Nevada acquisition. Newmont’s royalty interests are generally in the form of a net smelter return (“NSR”) royalty, which provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. In 2002, Newmont’s royalty revenues were $35.7 million.

North America

Nevada-Goldstrike.    Newmont holds various NSR and NPI royalties at the Goldstrike properties (Betze-Post and Meikle mines) located in the Carlin Trend gold mining area of northern Nevada. The Betze-Post and Meikle mines are owned and operated by a subsidiary of Barrick Gold Corporation.

The Betze-Post mine is a conventional open pit operation. The Betze-Post property consists of various claim blocks and Newmont’s royalty interest in each claim block is different, ranging from 0% to 4% for the NSRs and 0% to 6% for the NPIs.

The Meikle mine is an underground operation comprising the Meikle, Rodeo, and Griffin deposits, located one mile north of the Betze-Post mine, with which it shares the Goldstrike processing facilities. Newmont holds a 4% NSR and a 5% NPI over 1,280 acres of the claims that cover the Meikle, Rodeo, and Griffin deposits. Newmont is not obligated to fund any portion of the cost associated with the Betze-Post or the Meikle mines.

Barrick’s mining sequence from various claim areas will cause fluctuations in Newmont’s royalty receipts. The NSR royalties are based upon gross production from the mine reduced only by ancillary smelter charges and transportation costs of about $2 per ounce. The determinants of the revenue received from the NSRs covering the Betze-Post and Meikle mines are the number of ounces of gold produced, the spot price of gold, and the cost of shipping and smelting. The Betze-Post Goldstrike NPI began paying in October 1993, the month that the cumulative net profit from the Betze-Post and Goldstrike claims exceeded capital invested in those claims. The Meikle mine NPI began paying in the fourth quarter of 1996. Net profits are calculated as proceeds less costs. Proceeds equal the number of ounces of gold produced from the Betze-Post and Goldstrike claims and the Meikle mine, multiplied by the spot price of gold on the date gold is credited to Barrick’s account at the refinery. Costs include operating and capital costs as incurred.

Montana-Stillwater.    Newmont holds a 5% NSR royalty on a portion of the Stillwater mine and all of the East Boulder mine, both located near Nye, Montana. The Stillwater and East Boulder mines are owned and operated by Stillwater Mining Company. Stillwater produces palladium, platinum, and associated metals (platinum group metals or PGMs) from a geological formation known as the J-M Reef. Stillwater is the only significant producer of PGMs outside of South Africa and Russia. The J-M Reef is an extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles.

Newmont’s royalty covers more than 80% of the combined reserves and mineralized material of the deposit, but does not cover a portion of the deposit at the Stillwater mine. The majority of production to date has been from the Stillwater mine. For that reason, the percentage of ore mined from the royalty lands has been lower than the 80% reserve percentage. For the year 2002, 52.48% of total production came from lands subject to Newmont’s royalty. The percentage of future production from the royalty lands will vary from year to year.

The royalty encompasses all of the reserves at the East Boulder mine, which commenced production during 2001 and is located approximately thirteen miles to the west of the Stillwater mine. On February 18, 2003, Stillwater announced that in 2003, it expects PGM production to total approximately 615,000 ounces, 450,000 ounces from the Stillwater Mine and 165,000 ounces from the East Boulder Mine.

Canada-Oil and Gas Interests.    Newmont’s oil and gas royalty portfolio covers 1.8 million gross acres of producing and non-producing lands located in western Canada and the Canadian Arctic. The average royalty on these lands is 6%.

Investment Interests

Echo Bay Mines Ltd.

On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its 45.67% interest in Echo Bay, and $180 million for its interest in TVX Newmont Americas.

Australian Magnesium Corporation

As of December 31, 2002, Newmont had a 22.8% voting interest in Australian Magnesium Corporation (“AMC”). Since then, AMC has raised additional equity to support the development of the Stanwell Magnesium Project, a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys. Northerly Equities Pty Ltd, a wholly owned subsidiary of Newmont Australia Limited (“NAL”), contributed A$100 million (approximately $56 million) in equity to AMC on January 3, 2003, increasing our ownership percentage to 40.9%. However, due to additional equity contributions by third-party shareholders, our voting interest decreased to 27.8% on January 31, 2003. NAL and its wholly owned subsidiary, Nottacar Investments Pty Ltd, had also provided to AMC a A$90 million (approximately $51 million) contingent equity commitment in the event the project does not achieve certain specified production and operating criteria by December 2006. Subsequent to year-end, however, this contingent equity commitment was renegotiated to require instead that NAL and Nottacar Investments provide AMC with an A$75 million (approximately $42 million) contingent convertible debt and equity facility.

NAL has also guaranteed a $30 million obligation payable by AMC to Ford Motor Company in the event the project does not meet certain specified production and operating criteria by November 2005. AMC has indemnified NAL for this obligation, but the indemnity is unsecured.

NAL and certain of its wholly owned subsidiaries are also guarantors of an $A71 million (approximately $40 million) amortizing loan facility of AMC’s subsidiary, QMC Finance Pty Ltd. (“QMC”), of which A$69.8 million (approximately $39 million) was outstanding as of December 31, 2002. The QMC loan facility expires in November 2006.

QMC also is a party to a series of foreign exchange hedging contracts. All obligations related to these contracts have been guaranteed by NAL and certain of its wholly owned subsidiaries. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of December 31, 2002, the fair value of these contracts was a negative A$12.7 million (approximately $7 million).

The Ford guarantee and the guarantees under the QMC loan and hedging facilities arose in connection with NAL’s support of the project as an investor in AMC and its predecessor entities. The guarantees under the QMC loan facility and hedging contracts could be called in the event of a default by QMC. NAL’s liability under the QMC loan facility guarantee is limited to the total amount of outstanding borrowings under the facility at the time the guarantee is called. NAL’s maximum potential liability under its guarantee of the QMC hedging contracts, however, would depend on the market value of the hedging contracts at the time the guarantee is exercised. The principal lender and counterparty under the QMC loan and hedging facilities also has a fixed and floating charge over certain assets of AMC. In the event the guarantees are called, NAL would have a right of subrogation to the lender under Australian law.

We face risks related to our investment in AMC. See the discussion in Item 1A, Risk Factors on page 10 above, and the discussion in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Australian Magnesium Corporation (“AMC”), on page 72 below.

Lihir Gold

Until April 2002, Newmont owned 111.3 million shares of Lihir Gold, representing a 9.74% interest and reflected in marketable securities of Lihir as a cost investment available for sale. Lihir Gold operates a gold mine in Papua New Guinea. Newmont sold its investment in Lihir Gold on April 12, 2002 to Macquarie Equity Capital Markets Limited in Australia for approximately $84 million. See Note 4 to Consolidated Financial Statements beginning on page 103 below.

Proven and Probable Reserves

Newmont has a significant reserve base, having steadily increased its reserves over the past decade through a combination of exploration success, acquisitions, and lower production costs. With the acquisition in 2002 of Normandy Mining Limited, Newmont had worldwide equity gold reserves (inclusive of Newmont’s equity interests in TVX Newmont Americas and Echo Bay Mines Ltd) of 86.9 million equity ounces as of December 31, 2002. For more information on TVX Newmont Americas and Echo Bay, see Note 28 to the Consolidated Financial Statements, beginning at page 159. Excluding its interests in TVX Newmont Americas and Echo Bay, Newmont had reserves of 83.2 million equity ounces.

As in 2001, gold reserves were calculated at a gold price of $300 per ounce, except at the Phoenix project and Boddington, where gold reserves were calculated using a gold price of $250 per ounce and A$425 per ounce, respectively. Newmont’s 2002 reserves (not including TVX Newmont Americas and Echo Bay) would decline approximately 10%, or 8.4 million ounces, if calculated at a $275 per ounce gold price, while an increase in the gold price to $325 per ounce would increase reserves approximately 7% or 6.1 million ounces.

At year-end 2002, Newmont’s North American equity gold reserves were 32.8 million ounces (including 30.7 million ounces in Nevada, and excluding TVX Newmont Americas and Echo Bay). Overseas, year-end equity gold reserves (excluding TVX Newmont Americas) were 50.4 million ounces, including 17.2 million equity ounces in Australia and 16.7 million equity ounces in Peru.

Newmont’s equity copper reserves at year-end 2002 were 7.6 billion pounds. Except at Newmont’s Phoenix project, copper reserves were calculated at a price of $0.75 per pound.

Under Newmont’s current mining plans, all reserves are located on fee property or will be depleted during the terms of existing mining licenses or concessions, or where applicable, any assured renewal or extension periods for the licenses or concessions.

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including grade, waste-to-ore ratio, and ore type. The reserves are estimated based on information available at the time of calculation. Recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables list the average recovery rate for each deposit, which takes into account the several different processing methods to be used. The cutoff grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries, and operating costs.

The proven and probable reserve figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold and copper will be realized. Ounces of gold or pounds of copper or zinc in the proven and probable reserves are prior to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold and copper, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

Reserves are published once each year and will be recalculated as of December 31, 2003, for the entire company, taking into account depletion as well as any additions to reserves based on results of exploration, mine optimization and development work performed during 2003.

Newmont Mining Corporation

Gold Proven and Probable Reserves(1)

Reflects Reserves owned by

Newmont Mining Corporation on December 31, 2002 and December 31, 2001 (pro forma)(2)

Deposits/Districts	Newmont Share (%)	December 31, 2002
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
		Tonnage(3) (000 tons)	Grade (oz/ton)	Ounces(4) (000)	Tonnage(3) (000 tons)	Grade (oz/ton)	Ounces(4) (000)	Tonnage(3) (000 tons)	Grade (oz/ton)	Ounces(4) (000)	Metallurgical Recovery
North America
Nevada(5)
Carlin Open Pit(6)	100.00%	20,200	0.059	1,180	161,600	0.040	6,430	181,800	0.042	7,610	73%
Twin Creeks	100.00%	3,600	0.092	340	44,000	0.081	3,540	47,600	0.081	3,880	86%
Lone Tree Complex	100.00%	2,800	0.080	230	18,200	0.067	1,220	21,000	0.069	1,450	76%
Phoenix(7)	100.00%	—	—	—	174,200	0.034	5,990	174,200	0.034	5,990	82%
Carlin Underground(8)	100.00%	3,600	0.69	2,520	6,400	0.50	3,200	10,000	0.57	5,720	94%
Midas(9)	100.00%	200	0.70	110	3,200	0.65	2,050	3,400	0.65	2,160	97%
Stockpiles and In-Process	100.00%	67,600	0.057	3,860	1,000	0.039	40	68,600	0.057	3,900	77%

Total Nevada(10)		98,000	0.084	8,240	408,600	0.055	22,470	506,600	0.061	30,710

Other North America
Mesquite, California(11)	100.00%	5,200	0.014	70	—	—	—	5,200	0.014	70	71%
Golden Giant, Ontario(12)	100.00%	600	0.251	160	1,700	0.297	510	2,300	0.285	670	96%
Holloway, Ontario(13)	90.62%	900	0.184	170	1,900	0.191	370	2,800	0.189	540	94%
La Herradura, Mexico(14)	44.00%	11,800	0.029	340	16,400	0.029	470	28,200	0.029	810	71%

Total Other North America		18,500	0.040	740	20,000	0.067	1,350	38,500	0.054	2,090

Total North America		116,500	0.077	8,980	428,600	0.056	23,820	545,100	0.060	32,800

South America
Minera Yanacocha, Peru(15)	51.35%	96,800	0.028	2,710	467,600	0.030	14,030	564,400	0.030	16,740	73%
Kori Kollo, Bolivia(16)	88.00%	8,000	0.023	180	14,600	0.025	360	22,600	0.024	540	65%

Total South America		104,800	0.028	2,890	482,200	0.030	14,390	587,000	0.029	17,280

Australia/Oceana
Boddington, Western Australia(17)	44.44%	61,000	0.027	1,670	129,900	0.025	3,180	190,900	0.025	4,850	82%
Golden Grove, Western Australia(18)	100.00%	2,600	0.036	90	2,600	0.037	100	5,200	0.036	190	59%
Kalgoorlie, Western Australia(19)	50.00%	34,600	0.052	1,790	62,300	0.06	3,760	96,900	0.057	5,550	86%
Pajingo, Queensland(20)	100.00%	200	0.48	110	2,500	0.35	850	2,700	0.36	960	97%
Tanami, Northern Territory(21)	85.86%	7,100	0.18	1,270	12,600	0.11	1,450	19,700	0.14	2,720	96%
Yandal, Western Australia(22)	100.00%	5,800	0.07	420	10,200	0.17	1,700	16,000	0.13	2,120	90%
Martha, New Zealand(23)	92.28%	—	—	—	6,100	0.13	790	6,100	0.13	790	92%

Total Australia/Oceana		111,300	0.048	5,350	226,200	0.052	11,830	337,500	0.051	17,180

Asia and Europe
Batu Hijau, Indonesia-Gold(24)	56.25%	175,300	0.012	2,130	394,800	0.012	4,790	570,100	0.012	6,920	78%
Minahasa, Indonesia(25)	94.00%	900	0.14	130	—	—	—	900	0.14	130	89%
Ovacik, Turkey(26)	100.00%	500	0.47	230	300	0.38	110	800	0.44	340	95%
Perama, Greece(27)	80.00%	—	—	—	9,700	0.11	1,050	9,700	0.11	1,050	90%
Zarafshan-Newmont, Uzbekistan(28)	50.00%	69,300	0.037	2,600	—	—	—	69,300	0.037	2,600	57%

Total Asia and Europe		246,000	0.021	5,090	404,800	0.015	5,950	650,800	0.017	11,040

Africa
Akyem, Ghana(29)	85.00%	—	—	—	25,800	0.061	1,570	25,800	0.061	1,570	89%
Ahafo (Yamfo-Sefwi), Ghana(30)	85.60%	—	—	—	44,900	0.074	3,330	44,900	0.074	3,330	90%

Total Africa		—	—	—	70,700	0.070	4,900	70,700	0.070	4,900

Total Newmont Worldwide—Gold		578,600	0.039	22,310	1,612,500	0.038	60,890	2,191,100	0.038	83,200

Equity Interests(31)
TVX Newmont Americas	49.9%	94,100	0.018	1,740	16,600	0.027	440	110,700	0.020	2,180
Echo Bay Mines Ltd.	45.3%	21,800	0.021	460	30,200	0.036	1,080	52,000	0.030	1,540

Total Equity Interests		115,900	0.019	2,200	46,800	0.033	1,520	162,700	0.023	3,720

Total Newmont Reportable		694,500	0.035	24,510	1,659,300	0.038	62,410	2,353,800	0.037	86,920

Newmont Mining Corporation

Gold Proven and Probable Reserves(1)

Reflects Reserves owned by

Newmont Mining Corporation on December 31, 2002 and December 31, 2001 (pro forma)(2)

(continued)

		December 31, 2001
		Proven and Probable Gold Reserves
Deposits/Districts	Newmont Share(%)	Tonnage(3) (000 tons)	Grade (oz/ton)	Ounces(4) (000)
North America
Nevada(5)
Carlin Open Pit(6)	100.00%	107,400	0.052	5,600
Twin Creeks	100.00%	57,400	0.089	5,090
Lone Tree Complex	100.00%	29,200	0.065	1,890
Phoenix(7)	100.00%	174,200	0.034	5,990
Carlin Underground(8)	100.00%	11,200	0.56	6,240
Midas(9)	100.00%	3,400	0.67	2,250
Stockpiles and In-Process	100.00%	75,400	0.055	4,140

Total Nevada(10)		458,200	0.068	31,200

Other North America
Mesquite, California(11)	100.00%	8,400	0.014	120
Golden Giant, Ontario(12)	100.00%	3,600	0.293	1,040
Holloway, Ontario(13)	89.35%	3,400	0.190	640
La Herradura, Mexico(14)	44.00%	20,800	0.030	630

Total Other North America		36,200	0.067	2,430

Total North America		494,400	0.068	33,630

South America
Minera Yanacocha, Peru(15)	51.35%	625,500	0.028	17,550
Kori Kollo, Bolivia(16)	88.00%	19,100	0.032	610

Total South America		644,600	0.028	18,160

Australia/Oceana
Boddington, Western Australia(17)	44.44%	190,900	0.025	4,850
Golden Grove, Western Australia(18)	100.00%	1,400	0.044	60
Kalgoorlie, Western Australia(19)	50.00%	93,600	0.061	5,720
Pajingo, Queensland(20)	100.00%	2,400	0.38	920
Tanami, Northern Territory(21)	86.49%	18,600	0.14	2,650
Yandal, Western Australia(22)	100.00%	20,200	0.11	2,210
Martha, New Zealand(23)	82.22%	5,800	0.10	560

Total Australia/Oceana		332,900	0.051	16,970

Asia and Europe
Batu Hijau, Indonesia-Gold(24)	56.25%	562,600	0.011	6,140
Minahasa, Indonesia(25)	94.00%	1,500	0.15	220
Ovacik, Turkey(26)	100.00%	1,200	0.35	430
Perama, Greece(27)	80.00%	9,700	0.11	1,050
Zarafshan-Newmont, Uzbekistan(28)	50.00%	77,500	0.042	3,260

Total Asia and Europe		652,500	0.017	11,100

Africa
Aykem, Ghana(29)	85.00%	—	—	—
Ahafo (Yamfo-Sefwi), Ghana(30)	85.60%	44,900	0.074	3,330

Total Africa		44,900	0.074	3,330

Total Newmont Worldwide—Gold		2,169,300	0.038	83,190

Equity Interests(31)
TVX Newmont Americas	49.90%	115,200	0.020	2,340
Echo Bay Mines Ltd.	45.30%	72,900	0.024	1,730
Total Equity Interests		188,100	0.022	4,070

Total Newmont Reportable		2,357,400	0.037	87,260

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

The term “economically,” as used in the definition of reserve, implies that profitable extraction or production has been established or analytically demonstrated in a full feasibility study to be viable and justifiable under reasonable investment and market assumptions.

The term “legally,” as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, the Company must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a timeframe consistent with the Company’s current mine plans.

The term “proven reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.

The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven and probable reserves were calculated using different cutoff grades depending on each deposit’s properties. The term “cut-off grade” means the lowest grade of mineralized rock that can be included in the reserves in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

Reserves were calculated at a US$300 per ounce gold price unless otherwise noted.

(2)	The tables for gold and base metal reserves as of December 31, 2001 present pro forma information assuming that Newmont Mining Corporation had acquired both Normandy Mining Limited and Franco-Nevada Mining Corporation Limited, and that Franco-Nevada had acquired its 45.3% interest in Echo Bay Mines Ltd., in each case as of December 31, 2001. With respect to the pro forma reserve information for properties owned by Normandy, the reserves reported by Normandy as of June 30, 2001 have been adjusted to reflect (a) depletion during the period between July 1, 2001 and December 31, 2001; (b) additional technical data collected by Normandy during that period; and (c) a gold price of $300/oz. (except for Kalgoorlie and Boddington, where Normandy’s price assumptions have been retained).
(3)	Tonnages are after allowances for losses resulting from mining methods.
(4)	Ounces or pounds are estimates of metal contained in ore tonnages and are before allowances for processing losses. Estimated losses from processing are expressed as metallurgical recovery rates and represent the estimated amount of metal to be recovered through metallurgical extraction processes.
(5)	Cut-off grades utilized in 2002 were as follows: oxide leach material not less than 0.005 ounce per ton; oxide mill material not less than 0.108 ounce per ton; refractory leach material not less than 0.055 ounce per ton; refractory mill material not less than 0.105 ounce per ton.
(6)	Includes currently undeveloped reserves at the Pete, Castle Reef, Crow and Emigrant deposits for a combined total undeveloped reserve of 1,970,000 ounces.
(7)	Reserve based on $250/oz. gold price pit design and $0.95/lb copper price. Deposit is currently undeveloped.
(8)	Includes undeveloped reserves at Leeville, containing a total reserve of 2,740,000 ounces.
(9)	Reserves also include over 26 million ounces of silver with a metallurgical recovery rate of 93%.
(10)	These reserves are approximately 66.4% refractory in nature, which are not amenable to the direct cyanidation recovery processes currently used for oxide material. Such ore must be oxidized before it is subjected to the normal recovery processes or concentrated for shipment to smelters.
(11)	Mining completed in 2001. Remaining reserves are in-process on the leach pad.
(12)	Cut-off grade utilized in 2002 of not less than 0.088 ounce per ton.

(13)	Cut-off grade utilized in 2002 of not less than 0.088 ounce per ton. Percentage reflects Newmont’s weighted equity interest from 84.65% interest in Holloway Joint Venture and 100% interest in remaining reserves. Property includes currently undeveloped reserves at the Blacktop deposit of 100,000 ounces.
(14)	Cut-off grade utilized in 2002 of 0.010 ounce per ton. All ore is oxidized.
(15)	Calculated in 2002 using variable cut-off grades not less than 0.005 ounce per ton. The cut-off grade is a function of both gold and silver content. Reserves include currently undeveloped deposits at Corimayo, Cerro Quilish and Cerro Negro, for combined total undeveloped reserves of 2,840,000 equity ounces.
(16)	Cut-off grade utilized in 2002 of not less than 0.010 ounce per ton. Includes undeveloped reserves at Kori Chaca of 300,000 equity ounces.
(17)	Reserve based on A$425/oz gold price. Deposit is currently undeveloped.
(18)	Gold reported in reserves is that contained within zinc orebodies only.
(19)	Cut-off grade utilized in 2002 of 0.026 ounce per ton.
(20)	Cut-off grade utilized in 2002 of not less than 0.073 ounce per ton.
(21)	Cut-off grade utilized in 2002 of not less than 0.020 ounce per ton. Percentage reflects Newmont’s equity interest in Newmont NFM’s remaining reserves. In December 2001 this pro forma percentage was 86.49%.
(22)	Cut-off grade utilized in 2002 of not less than 0.020 ounce per ton.
(23)	Cut-off grade utilized in 2002 of not less than 0.022 ounce per ton. Percentage reflects Newmont’s equity interest in remaining reserves. In December 2001 this pro forma percentage was 82.22%. Includes currently undeveloped reserves at the Favona deposit containing 300,000 equity ounces.
(24)	Production is in the form of a copper-gold concentrate. Cut-off grade and recoveries vary depending on the gold and copper content. The cut-off grade used for reserve reporting is equivalent to 0.33% copper. Percentage reflects Newmont’s economic interest in remaining reserves, unchanged from 2001.
(25)	Percentage reflects Newmont’s economic interest in remaining reserves. Mining was completed in 2001 and remaining reserves are primarily from stockpiles at the process facility.
(26)	Calculated in 2002 using a cut-off grade of not less than 0.080 ounce per ton.
(27)	Deposit is currently undeveloped.
(28)	Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. Tonnage and gold content of material available to Zarafshan-Newmont for processing from such designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan.
(29)	Deposit is currently undeveloped.
(30)	Percentage reflects Newmont’s weighted equity interest of 50% in Ntotoroso and 100% in remaining reserves. Deposit is currently undeveloped.
(31)	Interests in Echo Bay and TVX Newmont Americas were sold/exchanged as of January 31, 2003. Reserves as shown are estimates provided by Kinross Gold Corporation; final results may vary.

Newmont Mining Corporation

Base Metal Proven and Probable Reserves(1)

Reflects Reserves owned by

Newmont Mining Corporation on December 31, 2002 and December 31, 2001 (pro forma)(2)

		December 31, 2002
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share (%)	Tonnage(3) (000 tons)	Grade (%)	Millions of Pounds(4)	Tonnage(3) (000 tons)	Grade (%)	Millions of Pounds(4)	Tonnage(3) (000 tons)	Grade (%)	Millions of Pounds(4)	Metallurgical Recovery
Copper
Phoenix, Nevada(5)	100.00%	—	—	—	156,300	0.16	520	156,300	0.16	520	85%
Batu Hijau, Indonesia(6)	56.25%	175,300	0.54	1,890	394,800	0.55	4,330	570,100	0.55	6,220	93%
Boddington, Western Australia(7)	44.44%	61,000	0.12	140	129,700	0.13	330	190,700	0.12	470	84%
Golden Grove, Western Australia(8)	100.00%	2,500	2.0	100	5,500	2.8	300	8,000	2.5	400	88%

Total Newmont Copper		238,800	0.45	2,130	686,300	0.40	5,480	925,100	0.41	7,610

Zinc
Golden Grove, Western Australia(8)	100.00%	1,700	11.6	390	1,000	15.4	300	2,700	13.0	690	91%

Total Newmont Zinc		1,700	11.6	390	1,000	15.4	300	2,700	13.0	690

		December 31, 2001
		Proven and Probable Reserves
Deposits/Districts	Newmont Share (%)	Tonnage(3) (000 tons)	Grade (%)	Millions of Pounds(4)
Copper
Phoenix, Nevada(5)	100.00%	156,300	0.16	520
Batu Hijau, Indonesia(6)	56.25%	562,600	0.49	5,480
Boddington, Western Australia(7)	44.44%	190,900	0.12	460
Golden Grove, Western Australia(8)	100.00%	4,000	4.1	330

Total Newmont Copper		913,800	0.37	6,790

Zinc
Golden Grove, Western Australia(8)	100.00%	1,400	13.3	380

Total Newmont Zinc		1,400	13.3	380

(1)	See footnote (1) to the Gold Proven and Probable Reserves Tables on page 40 above.
(2)	See footnote (2) to the Gold Proven and Probable Reserves Tables on page 40 above.
(3)	See footnote (3) to the Gold Proven and Probable Reserves Tables on page 40 above.
(4)	See footnote (4) to the Gold Proven and Probable Reserves Tables on page 40 above.
(5)	Reserve based on $250/oz. gold price pit shell and a 0.95/oz. copper price. Deposit is currently undeveloped.
(6)	Percentage reflects Newmont’s economic interest in remaining reserves, unchanged from 2001. Copper reserves calculated at $0.75/lb. copper price.
(7)	Reserve based on A$425/oz. gold price and A$1.25/lb. copper price. Deposit is currently undeveloped.
(8)	Copper reserves based on $0.75/lb. copper price. Zinc reserves based on $0.47/lb. zinc price.

Reconciliation of December 2001 and December 2002 Gold Reserves

Newmont Equity Contained Ounces
(in millions)
December 2001 (Newmont and pro-forma Normandy)(1)	83.2
Depletion(2)	(9.4)
Revisions and Additions(3)	9.4

December 2002(1)	83.2

(1)	Does not include TVX Newmont Americas or Echo Bay equity interests.
(2)	Depletion represents 2001 reserves processed in 2002.
(3)	Revisions and additions due to reserve conversions, optimizations, model updates and updated unit costs and recoveries.

ITEM 3.     LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 25 to the Consolidated Financial Statements beginning on page 142 below.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT

Newmont’s executive officers as of March 5, 2003 were:

Name	Age	Office
Wayne W. Murdy	58	Chairman and Chief Executive Officer
Pierre Lassonde	55	President
John A. S. Dow	57	Executive Vice President and Managing Director, Newmont Australia Limited
David H. Francisco	53	Executive Vice President, Operations
Bruce D. Hansen	45	Senior Vice President and Chief Financial Officer
Britt D. Banks	41	Vice President, General Counsel and Secretary
Thomas L. Enos	51	Vice President, International Operations
David Harquail	46	President and Managing Director, Newmont Capital Limited
Donald G. Karras	49	Vice President, Taxes
Thomas P. Mahoney	48	Vice President and Treasurer
David W. Peat	50	Vice President and Global Controller
Richard M. Perry	44	Vice President and Managing Director, Newmont USA Limited
Carlos Santa Cruz	47	Vice President and Managing Director, Newmont Peru Limited

There are no family relationships by blood, marriage, or adoption among any of the above executive officers of Newmont. All executive officers are elected annually by the Board of Directors of Newmont to serve for one year or until his or her respective successor is elected and qualified. The Arrangement Agreement between Newmont and Franco-Nevada provided that Mr. Lassonde would become the President of Newmont upon our acquisition of Franco-Nevada. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an executive officer.

Mr. Murdy has been Chairman of the Board of Newmont since January 2002 and Chief Executive Officer thereof since January 2001. Mr. Murdy was President of Newmont from July 1999 to February 16, 2002. He was Executive Vice President and Chief Financial Officer thereof from July 1996 to July 1999, and Senior Vice

President and Chief Financial Officer thereof from December 1992 to July 1996. Mr. Murdy was elected to the Board of Directors of Newmont in September 1999.

Mr. Lassonde became President of Newmont in February 2002 and was elected a director in March 2002. Previously he served as President and Co-Chief Executive Officer of Franco-Nevada from September 1999 to February 2002 and as President of Franco-Nevada from October 1982 to February 2002. He also served as President and Chief Executive Officer of Euro-Nevada Mining Corporation from 1985 to September 1999, when it amalgamated with Franco-Nevada. He has served as a director of Franco-Nevada since October 1982 and was a director of Normandy Mining Limited from May 2001 to March 2002.

Mr. Dow was elected Executive Vice President of Newmont and Managing Director, Newmont Australia Limited in March 2002. Previously he served as Executive Vice President and Group Executive, Latin America of Newmont from January 2001 to March 2002. He served as Executive Vice President, Exploration from July 1999 to January 2001, as Senior Vice President, Exploration from July 1996 to July 1999, and Vice President, Exploration from April 1992 to July 1996.

Mr. Francisco was elected Executive Vice President, Operations of Newmont in July 1999. He served as Senior Vice President, International Operations from May 1997 to July 1999. Previously, he served as Vice President, International Operations from July 1995 to May 1997.

Mr. Hansen was elected Senior Vice President and Chief Financial Officer of Newmont in July 1999. He served as Vice President, Project Development from May 1997 to July 1999. Previously, he served as Senior Vice President, Corporate Development of Santa Fe Pacific Gold Corporation from April 1994 to May 1997.

Mr. Banks was elected Vice President and General Counsel in May 2001. He was elected Secretary in April 2001. He served as Associate General Counsel of Newmont from July 1996 to May 2001.

Mr. Enos was elected Vice President, International Operations of Newmont in December 2002. He has served as President Commissioner of PT Newmont Nusa Tenggara since June 2002 and President Commissioner of PT Newmont Minahasa Raya since June 2000. Previously, he served as Vice President and Managing Director of Newmont Indonesia from May 2002 to November 2002. He served as Vice President, Indonesian Operations from July 1998 to May 2002. He served as Vice President and General Manager of Newmont’s Carlin operations from May 1996 to July 1998.

Mr. Harquail was elected President and Managing Director of Newmont Capital Limited in May 2002. Previously, he served as Senior Vice President of Franco-Nevada Mining Corporation Limited from May 1998 to February 2002. Prior to May 1998, Mr. Harquail was a Vice President of Franco-Nevada.

Mr. Karras has served as Vice President, Taxes of Newmont since November 1992.

Mr. Mahoney was elected Vice President and Treasurer of Newmont in May 2002. He served as Treasurer of Newmont from May 2001 to May 2002. Previously, he served as Assistant Treasurer from March 1997 to May 2001. He served as Assistant Treasurer, International from April 1994 to March 1997.

Mr. Peat was elected Vice President and Global Controller of Newmont in May 2002. He served as Vice President, Finance and Chief Financial Officer for Homestake Mining Company from 1999 to 2002, and as Vice President and Controller of Homestake from 1996 to 1998.

Mr. Perry was elected Vice President of Newmont and Managing Director of Newmont USA Limited in May 2002. Previously, he served as Vice President, North American Operations of Newmont from April 2001 to May 2002. He served as General Manager of Newmont’s Batu Hijau copper and gold mine in Sumbawa, Indonesia from October 1998 to April 2001.

Mr. Santa Cruz was elected Vice President of Newmont and Managing Director of Newmont Peru Limited in May 2002. Previously, he served as Vice President, Peruvian Operations of Newmont from August 2001 to May 2002. He served as General Manager of Minera Yanacocha S.R.L. from 1997 to 2001, and as Assistant General Manager thereof from 1995 to 1997.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Newmont’s common stock is listed and principally traded on the New York Stock Exchange (under the symbol “NEM”) and is also listed in the form of CHESS Depositary Interests (CDIs) (under the symbol “NEM”) on the Australian Stock Exchange (ASX). In Australia, Newmont is referred to as “Newmont Mining Corporation ARBN 099 065 997 organized in Delaware with limited liability.” Since July 1, 2002, Newmont CDIs have traded on the ASX as a Foreign Exempt Listing granted by the ASX, which provides only an ancillary trading facility to Newmont’s primary listing on NYSE. Newmont’s Canadian exchangeable shares are listed on the Toronto Stock Exchange (under the symbol “NMC”). The exchangeable shares were issued in connection with the acquisition of Franco-Nevada. The following table sets forth, for the periods indicated, the high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape.

	2002		2001
	High	Low	High	Low
First quarter	$28.24	$18.70	$18.85	$14.09
Second quarter	$32.00	$26.33	$24.05	$15.38
Third quarter	$29.87	$22.21	$23.90	$18.24
Fourth quarter	$29.98	$23.10	$24.83	$18.90

On March 5, 2003, there were outstanding 353,498,884 shares of Newmont’s common stock (including shares represented by CDIs), which were held by approximately 25,093 stockholders of record. A dividend of $0.03 per share of common stock outstanding was declared in each quarter of 2002 and 2001 or a total of $0.12 per share per year.

On March 5, 2003, there were outstanding 48,424,773 Canadian exchangeable shares, which were held by approximately 54 holders of record. The exchangeable shares are exchangeable at the option of the holders into Newmont common stock. Holders of exchangeable shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

The determination of the amount of future dividends will be made by Newmont’s Board of Directors from time to time and will depend on Newmont’s future earnings, capital requirements, financial condition and other relevant factors.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2002 concerning shares of Newmont’s common stock that may be issued upon the exercise of options, warrants and rights under all of Newmont’s existing equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders, including the 1996 Employees Stock Plan, 1999 Employees Stock Plan and the 2000 Non-Employee Directors Stock Plan:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(5) (6) (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(4) (5) (c)
Equity compensation plans approved by Stockholders:
Stock Plan(1)	5,863,673	(2)	$27.32	7,639,902
Director Stock Plan(3)	5,592		$26.82	361,527
Equity compensation plans not approved by Stockholders:
Stock Plan(5)	3,848,371		$22.18	987,515

TOTAL	9,717,636		$25.28	8,988,944

(1)	The 1996 Employees Stock Plan provides that the maximum number of shares under the Plan is automatically increased on January 1 by an additional number of shares equal to one-percent of the number of shares of Newmont common stock outstanding on December 31 of each year.
(2)	Represents shares of common stock issuable upon exercise of outstanding options granted under Newmont’s 1996 Employees Stock Plan. This number does not include 2,127,970 shares of common stock issuable upon exercise of outstanding options granted under plans assumed by Newmont in acquisitions. The weighted average exercise price of outstanding options granted under plans assumed in acquisitions as of December 31, 2002 was $25.49. Newmont cannot grant any additional options under these assumed plans.
(3)	Under the new director compensation plan, approved by the Board of Directors in January 2003 to be effective May 7, 2003, directors will not be entitled to receive stock options in place of other compensation.
(4)	Pursuant to Newmont’s Intermediate Term Incentive Compensation Plan, approved by the Board of Directors as of January 1, 2002, key employees may receive restricted shares of common stock as determined by the Compensation and Management Development Committee. Such shares are issued from the shares available to grant under the 1999 Employees Stock Plan or the 1996 Employees Stock Plan. The restricted stock vests over two years and transferability restrictions expire upon vesting. Holders of restricted shares are entitled to vote the shares and to receive any dividends declared on the shares. Restricted shares of common stock previously granted under Newmont’s Intermediate Term Incentive Compensation Plan are not listed in the table because such shares of common stock are currently issued and outstanding.
(5)	Both the 1999 Employees Stock Plan and the 1996 Employees Stock Plan permit the grant of restricted stock, stock units, deferred stock, performance shares and other types of stock-based awards. A total of 987,515 shares of common stock remain available for future issuance under the 1999 Employees Stock Plan as of January 1, 2003 and a total of 7,639,902 shares of common stock were available for future issuance under the 1996 Employees Stock Plan as of January 1, 2003. The terms and provisions of the 1999 Employees Stock Plan and the 1996 Employees Stock Plan are identical, except that no incentive stock options may be granted under the 1999 Employees Stock Plan, and that the maximum number of shares under the 1999 Plan cannot be increased.
(6)	Deferred stock grants can also be granted from the common stock available for future issuance under the 1996 Employees Stock Plan. Upon the vesting of a deferred stock award, the holder is entitled to the issuance of the number of shares of common stock specified in the award, less applicable taxes, without the payment of any consideration by the employee.

Equity Compensation Plan Not Approved by Stockholders – 1999 Employees Stock Plan

In March 1999, the Board of Directors adopted the 1999 Employees Stock Plan (the “1999 Plan”). The 1999 Plan has not been approved by the Stockholders.

Shares Subject to the Plan. As of December 31, 2002, 3,848,371 shares of the Newmont’s common stock were subject to outstanding options granted and 987,515 shares remained available for future grants. If any option granted pursuant to the 1999 Plan expires or terminates for any reason without being exercised in full, the unexercised option released will again be available for granting. The number of shares available for future grants and previously granted but unexercised options are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the 1999 Plan.

Eligibility. Employees of Newmont and subsidiaries designated by the Compensation and Management Development Committee are eligible to receive awards under the 1999 Plan.

Stock Option Awards. The Compensation and Management Development Committee may grant non-qualified stock options to eligible employees. The exercise price of options granted under the 1999 Plan cannot be less than 100% of the fair market value of a share of common stock on the day of grant. Options are exercisable within the times and upon the events determined by the Committee as set forth in the optionee’s option agreement. Options are exercisable over such period as may be determined by the Committee, so long as the option term does not exceed 10 years. The 1999 Plan provides for the payment of the exercise price of options by any method permitted by applicable law and approved by the Committee at the time of grant, including payment in accordance with a “cashless exercise” program established by the Committee.

Other Equity Compensation Awards. The 1999 Plan provides for the grant of other types of equity-based awards, including stock appreciation rights, restricted stock awards and other types of stock-based awards, including deferred stock, performance shares, performance units and convertible debentures. The Committee may also authorize the grant of shares of common stock under the 1999 Plan as bonuses under other incentive performance arrangements established by Newmont.

Mergers, Consolidations, Change of Control. In the event of a change of control of Newmont, unless the applicable award agreement specifies otherwise, all restrictions with respect to restricted stock are immediately cancelled and the time of exercise of options, stock appreciation rights and other stock-based awards are accelerated so that such awards become immediately exercisable in full. In the event of a change of control, the Committee in its discretion may provide for the assumption or substitution of outstanding awards by the successor corporation to the Company or may provide for the conversion of outstanding awards into a right to receive cash based on the greater of (a) the highest value of the consideration to be received in connection with such transaction for one share of common stock and (b) the highest market trading price of a share of common stock during the 30 consecutive trading days prior to the date of the change of control, less any applicable per share exercise price of such award, multiplied by the number of shares of common stock subject to the award.

ITEM 6.    SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2002	2001	2000	1999	1998(2)
	(in millions, except per share)
Sales	$2,622.2	$1,666.1	$1,819.0	$1,627.1	$1,730.5
Income (loss) before cumulative effect of a change in accounting principle, net of preferred stock dividend	$146.6	$(54.1)	$(84.6)	$(119.3)	$(598.3)
Net income (loss) applicable to common shares(1)	$154.3	$(54.1)	$(97.2)	$(119.3)	$(631.2)
Basic income (loss) per common share:
Before cumulative effect of a change in accounting principle	$0.40	$(0.28)	$(0.45)	$(0.62)	$(3.26)
Net income (loss)(1)	$0.42	$(0.28)	$(0.51)	$(0.62)	$(3.44)
Diluted income (loss) per common share:
Before cumulative effect of a change in accounting principle	0.39	(0.28)	(0.45)	(0.62)	(3.26)
Net income (loss)(1)	0.41	(0.28)	(0.51)	(0.62)	(3.44)
Dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12
At December 31,
Total assets	$10,154.5	$4,141.7	$4,024.2	$4,043.2 (2)	$4,112.1
Long-term debt, including current portion	$1,816.6	$1,426.9	$1,354.8	$1,391.8 (2)	$1,489.8
Stockholders’ equity	$5,419.2	$1,499.8	$1,540.7	$1,605.8 (2)	$1,740.0

(1)	Net income (loss) includes the cumulative effect of a change in accounting principle related to depreciation of property, plant and mine development of $7.7 million ($0.02 per share), net of tax, in 2002, for revenue recognition of $12.6 million ($0.06 per share), net of tax in 2000, and for start-up costs of $32.9 million ($0.18 per share), net of tax, in 1998.
(2)	As a result of the restatement of the Company’s Consolidated Financial Statements (see Item 7 Management’s Discussion and Analysis), the Consolidated Financial Statements for the year ended December 31, 1998 and as of December 31, 1999 are derived from unaudited Consolidated Financial Statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or “the Company”). The discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. References to “A$” refer to Australian currency, “CDN$” to Canadian currency and “US$” or “$” to United States Currency.

Accounting Changes

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, Plant and Equipment to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income during the year ended December 31, 2002 by $7.7 million, net of tax of $4.1 million, and increased net income per share by $0.02. The effect of the change in 2002 was to increase DD&A expense by $1.3 million and decrease net income by $0.8 million for the year. If the change had been in effect for 2001 and 2000, the pro forma effect of the change would have reduced DD&A expense by $2.0 million and $0.9 million for the years ended December 31, 2001 and 2000, respectively, and would have decreased the net loss by $1.3 million and $0.6 million for the same periods. There was no pro forma impact to earnings per share in either 2001 or 2000.

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

Mergers and Acquisitions

Normandy Mining Limited and Franco-Nevada Mining Corporation Limited

On February 16, 2002, pursuant to a Canadian Plan of Arrangement, Newmont acquired 100% of Franco-Nevada Mining Corporation Limited (“Franco-Nevada”) in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock, or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to Newmont common shares. On February 20, 2002, Newmont obtained control of Normandy Mining Limited (“Normandy”) through a tender offer for all of the ordinary shares of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received an irrevocable tender from shareholders for more than 50% of the outstanding shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying financial statements from February 16, 2002 forward. On February 26, 2002, when the tender offer for Normandy expired, Newmont controlled more than 96% of Normandy’s outstanding shares. Newmont exercised its rights to acquire the remaining shares of Normandy in April 2002. Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depository receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia.

Normandy was Australia’s largest gold company with interests in 16 development-stage or operating mining properties worldwide. Franco-Nevada was the world’s leading precious minerals royalty company and had interests in other investments in the mining industry. Following the February 2002 acquisitions, Normandy was renamed Newmont Australia Limited (“NAL”) and Franco-Nevada was renamed Newmont Mining Corporation of Canada Limited.

The purchase price for these acquisitions totaled $4.3 billion, composed of 197.0 million Newmont shares (or share equivalents), $461.7 million in cash and approximately $90.3 million of direct costs. The value of Newmont shares (or share equivalents) was $19.01 per share based on the average market price of the shares over the two-day period before and after January 2, 2002, the last trading day before the final and revised terms for the Normandy and Franco-Nevada acquisitions were announced.

The combination of Newmont, Normandy and Franco-Nevada was designed to create a platform for growth and for delivering superior returns to shareholders. With a larger global operating base, a broad and balanced portfolio of development projects and a stable income stream from mineral royalties and investments, the combined company will have opportunities to optimize returns, realize synergies through rationalization of corporate overhead and exploration programs, realize operating efficiencies, reduce operating and procurement costs and reduce interest expense and income taxes. The acquisitions resulted in approximately $3.0 billion of goodwill primarily related to the merchant banking business, the combined global exploration programs and expertise, and the synergies discussed above.

The acquisitions were accounted for using the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill was assigned to specific reporting units. Goodwill and other identifiable intangibles not subject to amortization will be reviewed for possible impairment at least annually or more frequently when an event or change in circumstances indicates that a reporting unit’s carrying amount is greater than its fair value. In conjunction with the preparation of the Consolidated Financial Statements for 2002, the Company finalized the purchase price allocation for the Normandy and Franco-Nevada acquisitions. The final purchase price allocation resulted in an increase in goodwill from approximately $2.6 billion to approximately $3.0 billion.

We anticipate synergies from our business combination with Normandy and Franco-Nevada to exceed $75 million annually starting in 2003. Such synergies are being and will be obtained from the rationalization of corporate overhead and exploration and development budgets, as well as operating efficiencies and cost reductions associated with procurement, interest and tax benefits.

Battle Mountain Gold Company

On January 10, 2001, Newmont completed a merger with Battle Mountain Gold Company (“Battle Mountain”) pursuant to an agreement and plan of merger, dated June 21, 2000, under which each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive 0.105 share of Newmont, or approximately 24.1 million shares. Newmont also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The merger was accounted for as a pooling of interests, and as such, the Consolidated Financial Statements include Battle Mountain’s financial data as if Battle Mountain had always been part of Newmont.

During 2001, Newmont successfully integrated the former Battle Mountain operations in Canada and Bolivia, the Phoenix development project in Nevada, and its interest in the Pajingo joint venture operation in Australia. Synergies in excess of the estimated $25 million, pre-tax, were achieved during 2001 from consolidation of administrative and exploration staffs, purchasing economies and application of Gold Medal Performance, Newmont’s internal process improvement program. The Phoenix project will provide an opportunity for additional synergies in future years from utilization of existing nearby processing facilities.

Summary

Newmont recorded net income to common shares of $154.3 million ($0.42 per share, basic) for the year ended December 31, 2002, compared with net losses to common shares of $54.1 million ($0.28 per share) and $97.2 million ($0.51 per share) for the years ended December 31, 2001 and 2000, respectively. Results for 2002 included, after-tax, a non-cash unrealized mark-to-market loss on derivatives of $38.3 million ($0.10 per share), a $30.7 million ($0.08 per share) gain on the sale of marketable securities of Lihir, $31.3 million ($0.08 per share) for asset write downs, $10.2 million ($0.03 per share) for prior-period income tax benefits and a $7.7 million ($0.02 per share) gain for the cumulative effect of a change in accounting principle.

Results for 2001 included after-tax, $43.7 million ($0.22 per share) for restructuring and Battle Mountain merger expenses, $37.6 million ($0.19 per share) for asset write-downs, $24.8 million ($0.13 per share) for prior- period income tax benefits, $3.3 million ($0.02 per share) for foreign currency exchange losses and $1.1 million for a gain on written call options.

Results in 2000 included after-tax, non-cash charges of $49.3 million ($0.26 per share) for asset write-downs, $27.4 million ($0.14 per share) for expenses associated with an acquisition settlement, $23.9 million ($0.12 per share) for losses on marketable securities, a $12.6 million ($0.06 per share) loss for the cumulative effect of accounting changes for revenue recognition, $12.4 million ($0.06 per share) for amortization of put option premiums and $4.0 million ($0.02 per share) for foreign currency exchange losses. Also included were after-tax charges of $6.9 million ($0.04 per share) for merger expenses and a non-cash unrealized mark-to-market gain on call option contracts of $17.4 million ($0.09 per share).

As a largely unhedged company, Newmont’s average realized gold price of $313, $271 and $282 per equity ounce sold in 2002, 2001 and 2000, respectively, closely tracked the spot market price. At December 31, 2002, approximately 10.3% of Newmont’s proven and probable reserves were subject to derivative contracts. At December 31, 2001, less than 4% of Newmont’s proven and probable reserves were subject to derivative contracts.

In 2002, gold sales increased to 7.63 million equity ounces (ounces attributable to Newmont’s ownership or economic interest), compared to 5.47 million and 5.76 million equity ounces in 2001 and 2000, respectively, primarily from additional production from the operations acquired as part of the Normandy acquisition. Total cash costs of production were $189 per ounce in 2002, $184 per ounce in 2001 and $170 per ounce in 2000. As a result of increased production and higher average realized gold prices, cash flow from operations increased to $670.3 million in 2002 from $369.7 million in 2001 and $534.3 million in 2000. Long-term debt, net of cash balances, was $1.4 billion at December 31, 2002 and $1.3 billion at December 31, 2001.

Gold reserves at December 31, 2002 totaled 86.9 contained equity ounces (including Newmont’s then equity interest in TVX Newmont Americas and Echo Bay Mines Ltd. (“Echo Bay”)) compared with 87.3 million ounces at December 31, 2001 on a pro forma basis including the reserves of Normandy. Reserve calculations for 2002 and 2001 were based on a gold price assumption of $300 per ounce. Newmont’s reserves, excluding the reserves of the TVX Newmont Americas and Echo Bay that were sold in early 2003, would decline to 74.8 million ounces at December 31, 2002 based on a gold price assumption of $275 per ounce and would increase to 89.3 million ounces with a price assumption of $325 per ounce.

In 2002, copper sales totaled 408.0 million equity pounds (pounds attributable to Newmont’s economic interest), compared with 360.0 million and 294.2 million equity pounds in 2001 and 2000, respectively. Total cash costs were $0.34, $0.37 and $0.59 per equity pound, after gold and silver sales credits, for 2002, 2001, and 2000, respectively. The average realized price in 2002 was $0.73 per pound, compared with $0.70 and $0.82 per pound in 2001 and 2000, respectively. Proven and probable reserves totaled 7.6 billion contained equity pounds of copper at December 31, 2002.

Critical Accounting Policies

The preparation of Newmont’s Consolidated Financial Statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which Newmont’s financial status depends are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, and/or assumptions of future gold prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets, and the ability to realize income tax benefits associated with deferred tax assets. Other significant assumptions that affect the Company’s estimates regarding impairments of long-lived assets and the realizable amounts of deferred tax assets are estimated future production costs and capital expenditures. Estimates of proven and probable reserves, as well as estimates of the useful lives of buildings and equipment, also affect the rate at which depreciation, depletion and amortization are charged to earnings. In addition, management has estimated future costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company’s portfolio of derivatives includes complex gold and other instruments. Management applies significant judgment in estimating the fair values of such instruments that are highly sensitive to assumptions regarding gold and other commodity prices, currency exchange rates and interest rates. Management also applies considerable judgment to determining whether losses from environmental, legal and other contingencies are probable, and if so, how much to accrue for each contingency. Management engaged independent appraisers to assist in the allocation of the purchase price of Normandy and Franco-Nevada to the acquired assets and assumed liabilities at their fair values; the determination of such fair values were dependent upon assumptions regarding the estimated future cash flows from each acquired mining operation and other factors, including the Company’s ability and intent to renew mining leases where the remaining term on the current lease is not sufficient to recover all identified and valued proven and probable reserves and undeveloped mineral interests. Furthermore, the Company allocated the excess of purchase price over the fair value of the acquired net assets (i.e. goodwill) to reporting units based upon independent appraisals. This allocation was primarily based upon assumptions regarding the ability of Normandy’s exploration program to continue to make discoveries consistent with historical results, the ability of Newmont Capital to continue to engage in mergers, acquisitions and other deals to enhance shareholder value consistent with historical results and the ability of the Company to realize certain synergies at specific mining operations. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Results of Operations

	Equity Ozs. Sold			Total Cash Cost Per Equity Oz.
	2002	2001	2000	2002	2001	2000
	(in thousands)			($ per equity ounce)
North America:
Nevada	2,723.5	2,703.2	3,047.9	$225	$222	$203
Mesquite, California	57.1	92.6	130.3	177	205	221
La Herradura, Mexico	64.2	54.7	50.5	176	173	131
Golden Giant, Canada	281.5	283.7	406.6	196	187	146
Holloway, Canada	97.7	89.4	83.4	204	209	229

Total/Weighted Average	3,224.0	3,223.6	3,718.7	220	217	197

South America:
Yanacocha, Peru	1,176.9	983.1	901.2	125	115	87
Kori Kollo, Bolivia	249.4	274.8	247.7	156	158	200

Total/Weighted Average	1,426.3	1,257.9	1,148.9	131	125	111

Australia:
Pajingo	296.4	126.0	112.1	95	105	99
Kalgoorlie	324.7	—	—	215	—	—
Yandal	611.1	—	—	215	—	—
Tanami	452.4	—	—	205	—	—

Total/Weighted Average	1,684.6	126.0	112.1	191	105	99

Other Operations:
Zarafshan-Newmont, Uzbekistan	255.8	222.0	251.4	134	136	129
Minahasa, Indonesia	147.2	341.5	354.2	218	142	133
Martha, New Zealand	107.8	—	—	156	—	—
Ovacik, Turkey	125.7	—	—	122	—	—

Total/Weighted Average	636.5	563.5	605.6	155	139	131

Equity Investments:
Batu Hijau, Indonesia	278.0	295.1	178.4	n/a	n/a	n/a
TVX Newmont Americas	183.5	—	—	n/a	n/a	n/a
Echo Bay Mine	185.2	—	—	n/a	n/a	n/a

Total/Weighted Average	646.7	295.1	178.4	n/a	n/a	n/a

Newmont Subtotal/Weighted Average	7,618.1	5,466.1	5,763.7	188	183	170

Other:
Golden Grove	13.6	—	—	n/a	n/a	n/a

Newmont Total/Weighted Average	7,631.7	5,466.1	5,763.7	$189	$184	$170

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. A reconciliation of total cash costs to Costs applicable to sales in total and by segment is provided in Item 2, Properties, Operating Statistics on page 30. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of gold mining properties, when taking into account the average realized price received for gold sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest.

Disclosure of total cash costs per ounce is intended to provide investors with information about the cash generating capacities of these mining operations. Newmont’s management uses this measure for the same purpose and for monitoring the performance of its gold mining operations. This information differs from measures of performance determined in accordance with generally accepted accounting policies (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. This measure was developed in conjunction with gold mining companies associated with the Gold Institute in an effort to provide a level of comparability; however, Newmont’s measures may not be comparable to similarly titled measures of other companies. See the reconciliation of Costs applicable to sales to total cash costs and total production costs per ounce (unaudited) on page 30.

North American Operations

Newmont’s Nevada operations are along the Carlin Trend near Elko and in the Winnemucca region, where the Twin Creeks mine and the Lone Tree Complex are located. Nevada operations also include the Midas underground mine (acquired in February 2002). Nevada’s gold sales in 2002 of 2.72 million ounces were 1% higher than in 2001. Total cash costs at Nevada also increased slightly from $222 per ounce in 2001 to $225 per ounce in 2002. The Midas mine, acquired as part of the Normandy acquisition, contributed approximately 196,200 ounces of production in 2002, or approximately 7% of Nevada’s production. Without the Midas production, Nevada gold sales would have declined about 6.5% in 2002 compared to 2001. This resulted from (i) less oxide mill throughput in 2002 due to the shutdown of the Pinon Mill; (ii) utilization of lower-grade oxide stockpiles resulting in lower recoveries in most oxide mills; and (iii) a 38.5% decline in tons placed on the leach pads due to mining more mill-grade material and the postponement of production from Gold Quarry South Layback project until 2003. These trends were largely offset by increased throughput in the refractory mills from better utilization of the Carlin Roaster and the Twin Creeks Sage Mill and a 3% increase in refractory grade. Nevada’s sales of 2.7 million ounces in 2001 were 11% lower than in 2000, with the depletion of the Deep Post surface deposit early in 2001 resulting in approximately 300,000 fewer high-grade, low-cost open pit ounces produced during 2001 than during 2000. This also caused total cash costs to increase to $222 per ounce in 2001 from $203 per ounce in 2000. Approximately 139 million tons of material were mined from surface open pits in 2001, down 31% from 2000. Refractory ore treatment facilities, with higher processing costs than oxide ore mills, generated 65% of Nevada’s production in 2001, as compared to 68% in 2000. Sales and total cash costs in 2003 are expected to be 2.55 million ounces and $215 per ounce, respectively. The projected 6% decline in production in 2003 is due to expected lower recovery from the Carlin Roaster as a result of expected drawdowns of lower grade stockpiles and increased stripping at Twin Creeks. Total cash costs at Nevada are expected to decline by $10 per ounce partially reflecting reduced royalties due to a full year of benefit from acquiring the Nevada royalties formerly held by Franco-Nevada and increased silver by-product credits.

Gold sales at the Mesquite heap-leach mine in southern California decreased 38% to 57,100 ounces in 2002, and total cash costs per ounce decreased to $177 in 2002 from $205 in 2001, reflecting the full impact of the cessation of mining activities and the depletion of the ore body in 2001. Gold sales fell 29% to 92,600 ounces in 2001 from 130,300 ounces in 2000. Total cash costs per ounce also decreased 7% to $205 per ounce in 2001 from $221 per ounce in 2000. Mining activities ceased in the second quarter of 2001 with the depletion of the ore body, and selected equipment from the Mesquite mine was transferred to operations in South America and in Nevada. Gold sales from continued declining recovery of gold from heap leach pads of about 35,000 ounces at $160 total cash costs per ounce are expected in 2003. Final gold production from inventories on the leach pads is expected in 2004.

At La Herradura, a 44%-owned, heap-leach operation in Sonora, Mexico not operated by the Company, Newmont’s equity share of 2002 sales totaled 64,200 ounces at a total cash cost of $176 per ounce, compared to 54,700 ounces at $173 per ounce in 2001 and 50,500 ounces at $131 per ounce in 2000. Gold sales in 2003 are expected to total approximately 75,000 equity ounces at a total cash cost of $157 per ounce.

Production sold from the Golden Giant underground mine in Ontario, Canada amounted to 281,500 ounces at total cash costs of $196 per ounce in 2002, compared to 283,700 ounces at $187 and 406,600 ounces at $146 in 2001 and 2000, respectively. Despite similar sales volumes in 2002 compared to 2001, total cash costs per ounce increased in 2002 reflecting increased electricity rates, mining costs expensed for ongoing development, increased ground support and maintenance costs and appreciation of the Canadian dollar in relation to the U.S. dollar. Ounces sold decreased and total cash costs per ounce increased from 2000 to 2001 primarily due to lower grade ore. This maturing mine is projected to experience diminishing mining fronts, smaller size stopes, increasing stopes being mined simultaneously and more labor intensive mining techniques in 2003, leading to projected gold ounces sold of approximately 200,000 ounces at $252 total cash costs per ounce.

The Holloway underground mine in Ontario, Canada is an 84.65%-owned joint venture with Teddy Bear Valley Mines. In 2002, gold sales totaled 97,700 equity ounces at total cash costs per ounce of $204, compared to 89,400 ounces at a total cash cost of $209 in 2001 and 83,400 ounces at $229 per ounce in 2000. The upward trend in ounces sold from 2000 to 2002 primarily reflects increasing mill throughput in each year from surface secondary crushing and drawdowns of inventories in 2002. The decrease in cash costs in 2002 is primarily from increased production. Holloway is expected to sell approximately 75,000 equity ounces at $255 total cash costs per ounce in 2003. The expected decrease in ounces sold and increase in cash costs per ounce in 2003 result from production of lower grade ore due to stope sequencing and depleted in-process inventories.

South American Operations

Minera Yanacocha S.R.L. (“Yanacocha”) in Peru is 51.35%-owned and includes five open pit mines, four leach pads, two gold recovery plants and a crushing and agglomeration facility. Gold sales were a record 2.29 million ounces (1.18 million equity ounces) in 2002, 20% higher than 2001. Total cash costs per ounce of $125 were up 9% from 2001 primarily due to lower-grade ore and more production coming from the higher cost La Quinua operation that requires crushing and agglomeration unlike other Minera Yanacocha ore bodies, partially offset by economies of scale resulting from higher production levels. In 2001, Yanacocha achieved sales of 1.91 million ounces (983,100 equity ounces), a 9% increase from 1.76 million ounces (901,200 equity ounces) in 2000. Total cash costs of $115 per ounce in 2001 were lower than 2002 because of low waste-to-ore ratios and porous ore that yielded high gold recoveries without crushing prior to heap leaching. Total cash costs of $87 per ounce in 2000 resulted primarily from waste-to-ore ratios lower than 2001 and slightly higher-grade ore.

Production at Yanacocha has grown annually through the discovery and development of additional reserves and increased mining and processing capacity. Without adding new mining equipment, Yanacocha reached a mining rate of 600,000 tons per day in the fourth quarter of 2002. Yanacocha mined approximately 204 million tons of material (149 million ore tons and 55 million waste tons) in 2002, compared to approximately 156 million tons (85 million ore tons and 71 million waste tons) in 2001 and 132 million tons (83 million ore tons and 49 million waste tons) in 2000. Yanacocha’s first crushing and agglomeration facility, for the La Quinua deposit, started up late in the third quarter of 2001 and continued to undergo commissioning adjustments through the first half of 2002, gradually stepping up to its design rate of 132,000 tons per day (120,000 metric tons per day). Yanacocha is expected to sell approximately 2.5 million ounces (1.3 million equity ounces) of gold in 2003 at total cash costs per ounce of $115 to $120.

The Kori Kollo open-pit mine in Bolivia is owned by Empresa Minera Inti Raymi S.A., in which Newmont has an 88% interest. Mrs. Beatriz Rocabado owns the remaining 12% interest. Equity gold ounces sold in 2002 totaled 249,400 ounces, compared to 274,800 and 247,700 equity ounces in 2001 and 2000, respectively. Total cash costs per ounce were $156 in 2002, compared to $158 and $200 in 2001 and 2000, respectively. Production declined in 2002 primarily from processing lower grade ore through the mill. Production increased and cash costs per ounce decreased in 2001 compared to 2000 primarily due to the introduction of a new heap leach operation and improved mill performance. Equity ounces sold in 2003 are expected to total approximately 125,000 ounces at total cash costs of $240 per ounce. Kori Kollo is a mature mine. The pit will be mined out in the first half of 2003 with closure of the mill later in the year. Leach production will continue thereafter until the oxide ore stockpiles are depleted.

Australian Operations

Information related to Australian operations for 2002 reflects activity from February 16, 2002 (as the Normandy acquisition was effective February 15, 2002) through December 31, 2002, with the exception of Pajingo, which was 50% owned by Newmont prior to the acquisition of Normandy.

For 2002, equity gold sales at the 50%-owned Kalgoorlie mine in Western Australia totaled 324,700 ounces at total cash costs of $215 per ounce. Cash costs per ounce for 2002 were higher than anticipated due to continued mining at Mt. Charlotte, an underground mine just north of the Super Pit, and higher milling costs resulting from the treatment of lower grade material. For 2003, gold sales at Kalgoorlie are expected to total 340,000 equity ounces at a total cash cost per ounce of $275. Equity ounces sold are expected to increase in 2003 because Newmont will own its interest for the full year 2003, compared to 10.5 months in 2002, partially offset by reduced throughput and lower recoveries. Cash costs per ounce are expected to rise in 2003 due to the lower production and an increase in the A$ exchange rate. The joint venture owners have commissioned a program that is currently evaluating operating initiatives to improve Kalgoorlie’s cost structure.

At the Yandal operations, which consist of the Bronzewing, Jundee and Wiluna mines in Western Australia, gold sales for 2002 were 611,100 equity ounces at total cash costs of $215 per ounce. A shortfall of ounces sold at Bronzewing occurred in 2002 due to a 14% lower-than-expected mill feed grade, lower-than-budgeted tons milled and a shortfall in underground ore production. Bronzewing cash costs were higher than budgeted due primarily to higher mining costs from the one-time cost of transitioning to owner mining during the period. Gold sales at the Jundee property were below budget due to lower production, a result of mining in lower-grade underground stopes in the third quarter and increased quantities of lower-grade regional ore processed throughout the year. Cash costs per ounce at Jundee were consistent with the Company’s expectations, with the effects of lower production being offset by lower operating costs due to lower mining volumes and underground development achieved by the new mining contractor. An agreement for the sale of Wiluna was signed during the year, which has since expired. The existing Wiluna reserves are expected to be depleted within one year. Yandal gold sales in 2003 are expected to total 640,000 equity ounces at total cash costs per ounce of $257 per ounce. Equity ounces sold are expected to increase in 2003 due to the Yandal operations being accounted for over a full year, partially offset by a reduction in head grade at Jundee due to the blending of low-grade stockpiles during the year, and 10% lower-than-anticipated throughput at Bronzewing as current reserves are depleted pending mine closure in early 2004. Cash costs per ounce are projected to rise in 2003 as a direct result of the expected lower production, a higher A$ exchange rate and a higher allocation of corporate costs.

Newmont Yandal Operations Limited (NYOL), the Newmont subsidiary that owns the Yandal operations, has a substantial derivatives position. At December 31, 2002, NYOL’s hedge positions had a mark-to-market valuation of negative $288 million. A number of NYOL’s hedge positions are governed by agreements that confer on the relevant counterparties a right to terminate the position prior to its agreed scheduled maturity date. Such a termination would require an immediate cash settlement of that contract based on the market value on the date of termination and could result in a cash settlement obligation to NYOL hedge counterparties in excess of available funds. NYOL also has outstanding $300 million (of which Newmont owns $62.8 million) of ten year 8 7/8% senior unsecured notes due in 2008. NYOL’s liabilities represent a significant challenge to NYOL, and while these liabilities are non-recourse to Newmont and its other subsidiaries, should NYOL become bankrupt or insolvent, there could be loss or liquidation of NYOL’s assets including the Bronzewing, Jundee and Wiluna mines, which had proven and probable reserves of 2.1 million ounces as of December 31, 2002.

Newmont controls a significant land position through its control of Newmont NFM (Normandy NFM Limited trading as Newmont NFM) and Otter Gold Mines Limited (“Otter Mines”) in the highly prospective Tanami gold district. For 2002, the Tanami operations in the Northern Territory (approximately an 85.9% interest) sold 452,400 equity ounces at total cash costs per ounce of $205. Equity gold sales at Tanami were higher than expected reflecting higher production due to higher-than-expected grades and recoveries, partially offset by lower mill throughput. Cash costs per ounce were higher than expected due to additional milling and maintenance costs resulting from abrasive ore from the Groundrush mine, partially offset by the impacts of higher production. Tanami is expected to sell about 600,000 equity ounces in 2003 at total cash costs per ounce of $215. The increase in projected equity ounces sold is partially attributable to the plan to acquire the remaining minority interests in Newmont NFM (see Production Properties at page 21). The increase is also attributable to the mining of higher-grade stopes at the Granites and additional recoveries and higher grades of ore mined at Groundrush, along with a full year contribution from Newmont NFM. Cash costs per ounce are expected to rise in 2003 due to deeper mining and additional crushing costs at Groundrush, partially offset by the impact of the higher production at the Granites. Cash costs are also expected to be impacted by a higher $A exchange rate and a higher allocation of corporate costs.

At the Pajingo mine in north Queensland, gold sales for 2002 were 296,400 equity ounces at cash costs per ounce of $95, compared to 126,000 and 112,100 equity ounces at cash costs of $105 and $99 per ounce in 2001 and 2000, respectively. The increase in ounces sold in 2002 is primarily from Newmont’s interest in the operation increasing to 100% from 50% in prior years due to the acquisition of Normandy. Sales also increased from higher production due to higher-grade ore in 2002. Cash costs per ounce declined in 2002 reflecting the impact of a full year of owner mining. Increased sales from 2000 and 1999 resulted from production increases due to the completion of a mill expansion project in 1999. Gold sales in 2003 are projected to total approximately 345,000 ounces with cash costs of $110 per ounce. The increase in gold sales at Pajingo is due to higher throughput and grades and the impact of having 100% ownership for most of the year. Cash costs are expected to increase due to the impact of a higher A$ exchange rate and a higher allocation of corporate costs.

Other Mining Operations

Information related to Martha, Ovacik, Golden Grove and TVX Newmont Americas for 2002 reflects activity from February 16, 2002 (as the Normandy acquisition was effective February 15, 2002) through December 31, 2002. Information related to Echo Bay for 2002 reflects activity from April 3, 2002 (the date Newmont’s investment was converted from capital debt securities to common shares of Echo Bay) through December 31, 2002. Information for all other properties in 2002 reflects activity from January 1, 2002 through December 31, 2002.

The Zarafshan-Newmont Joint Venture, in the Central Asian Republic of Uzbekistan, is a 50/50 joint venture between Newmont and two Uzbekistan government entities, the State Committee for Geology and Mineral Resources (the “State Committee”) and Navoi Mining and Metallurgical Combinat (“Navoi”). Gold sales in 2002 totaled 511,600 ounces (255,800 equity ounces) compared to 444,000 ounces (222,000 equity ounces) in 2001 and 502,800 ounces (251,400 equity ounces) in 2000. Gold sales increased in 2002 due to higher grade ore placed on the leach pads. Total cash costs of $134 per ounce in 2002 were consistent with the $136 per ounce in 2001. Total cash costs increased in 2001 from $129 per ounce in 2000. Zarafshan-Newmont is expected to sell approximately 210,000 equity ounces in 2003 at cash costs per ounce of $152.

Zarafshan-Newmont produces gold by crushing and leaching ore from existing stockpiles of low grade oxide ore from the nearby government owned Murantau mine. The State Committee and Navoi furnish ore to Zarafshan-Newmont under an ore supply agreement. Under the agreement, the State Committee and Navoi are obligated to deliver 220 million metric tons of ore to Zarafshan-Newmont. As of December 31, 2002, approximately 98.1 million metric tons of ore have been delivered, leaving a balance of 121.9 million metric tons. Initially, under the agreement, ore was to be delivered regardless of the gold price and the price of the ore was dependent on the grade of ore delivered. In 2000, however, the ore supply agreement was amended to modify the required grades and pricing structure. Under the 2000 amendment, the grade of ore that the State Committee and Navoi are obligated to provide is dependent on the forecasted gold price as determined by the board of directors of Zarafshan-Newmont, and the price is dependent on the average gold price during the period the ore is processed. Thus at higher gold prices, the State Committee and Navoi may deliver lower grade ore, but receive a higher price. In October 2002, the parties reached tentative agreement to further amend the ore supply agreement. Under the new amendment, the pricing terms for approximately 99.5 million metric tons of the remaining 121.9 million metric tons will be determined by a formula whereby the amount paid for ore is dependent on the average grade of ore and the average gold price during the period which the ore is processed. At certain combinations of ore grade and gold price, the computed price may result in a credit to Zarafshan-Newmont which will be offset against future ore purchase payments or free cash flow distributions to Navoi and the State Committee.

At Minahasa, in Indonesia, Newmont has an 80% interest but is attributed a greater percent of the gold production until it recoups the bulk of its investment including interest. Prior to November 2001, Newmont was attributed 100% of Minahasa’s gold production and subsequently 94%, as Newmont recouped some of its investment through the collection of funds in accordance with existing loan agreements. Equity gold ounces sold decreased to 147,200 ounces in 2002, compared to 341,500 and 354,200 equity ounces in 2001 and 2000, respectively. Total cash costs per ounce were $218 in 2002, compared to $142 and $133 per ounce in 2001 and 2000, respectively. Production declined and costs increased in 2002 primarily due to processing lower-grade ore. Mining activities ceased late in 2001; however, it is expected that processing of the remaining stockpiles will continue until the fourth quarter of 2004. Sales in 2003 are expected to be approximately 90,000 equity ounces, with total cash costs of approximately $239 per ounce.

Equity sales at the Martha mine in New Zealand were 107,800 ounces in 2002 with total cash costs of $156 per equity ounce. Newmont acquired Martha as part of the Normandy acquisition. The mine is a joint venture between Newmont (67% ownership) and Otter Mines (33% ownership). Newmont NFM, owned 85.9% by Newmont, in turn owns over 90% of Otter Mines. Through separate transactions, Newmont is currently in the process of acquiring the minority interests of both Newmont NFM and Otter Mines, to give it 100% ownership in Martha (see Production Properties at page 21). We anticipate Martha will sell approximately 100,000 equity ounces of gold in 2003 at total cash costs of $188 per ounce.

The wholly-owned Ovacik mine near the Aegean Sea in western Turkey (acquired as part of the Normandy acquisition on February 15, 2002) sold 125,700 equity ounces of gold at total cash costs of $122 per ounce. Newmont expects Ovacik to sell approximately 130,000 equity ounces of gold at total cash costs of $165 per ounce in 2003. The increase in expected total cash costs per ounce in 2003 at Ovacik is primarily attributable to an increased proportion of higher-cost underground mining compared to 2002.

At the Batu Hijau mine in Indonesia, copper sales totaled 362.3 million equity pounds (pounds attributable to Newmont’s economic interest) in 2002, compared to 360.0 million and 294.2 million equity pounds in 2001 and 2000, respectively. Net cash costs were $0.31, $0.37 and $0.59 per equity pound, after gold and silver by-product credits, in 2002, 2001 and 2000, respectively. Newmont holds an indirect 45% equity interest in the mine, but is attributed 56.25% of production until recouping the bulk of its investment, including interest. Net cash costs declined in 2002 compared to 2001 as operational improvements and the addition of a pebble crushing circuit added process throughput capacity, partially offset by lower grade ore. Gold sales, accounted for as by-product credits, totaled 278,000, 295,100 and 178,400 equity ounces for 2002, 2001 and 2000, respectively. The Company’s equity income from Batu Hijau includes gold and silver revenues that are credited against costs applicable to sales as by-product credits in the determination of net income for each period presented in the Statements of Consolidated Operations and Comprehensive Income (Loss). These by-product credits represented 44%, 42% and 27% of revenues and reduced production costs by 58%, 48% and 28% for 2002, 2001 and 2000, respectively. Such by-product credits are expected to continue while ore is being processed which, based on current engineering models, is estimated to be through the end of 2020. These by-product credits are expected to vary from time to time and are significant to the economics of the Batu Hijau operation. At current copper prices, the Batu Hijau operation would not be profitable without these credits. The improvement in 2002 net cash costs per equity pound was also partially attributable to higher gold prices during the year, which resulted in higher by-product credits. Sales in 2003 are expected to total approximately 340 to 360 million equity pounds of copper and 270,000 equity ounces of gold. Total cash costs per equity pound of copper in 2003 are expected to be approximately $0.28 to $0.30.

The wholly-owned Golden Grove copper/zinc operation in Western Australia, which was acquired as part of the Normandy acquisition, sold 45.7 million pounds of copper and 148.0 million pounds of zinc in 2002 at total cash costs of $0.56 and $0.18 per pound, respectively.

TVX Newmont Americas was 49.9%-owned by Newmont and 50.1%-owned by TVX Gold Inc. and was treated as an equity investment for reporting purposes in 2002. The principal assets of TVX Newmont Americas are interests in operating gold mines in South America (Paracatu, Crixas and La Coipa) and Canada (Musselwhite and New Britannia). Sales for 2002 were 183,500 equity ounces. On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas to TVX Gold Inc. for $180 million.

Newmont obtained a 48.8% interest in Echo Bay through its acquisition of Franco-Nevada in February 2002. Franco-Nevada purchased capital securities of Echo Bay with face value of $72.4 million in June 2001. In January 2002, $4.6 million of these capital securities were sold. Newmont acquired Franco-Nevada’s remaining holdings of Echo Bay’s capital securities in connection with its acquisition of Franco-Nevada. Subsequent to this acquisition, an agreement was reached with Echo Bay and the capital securities holders to exchange the capital securities for common stock of Echo Bay. This exchange of capital securities debt obligations for common stock occurred on April 3, 2002 and resulted in Newmont Mining Corporation of Canada Limited (a wholly-owned subsidiary of Newmont) owning 48.8% of Echo Bay. From April 3, 2002, Newmont accounted for its investment in Echo Bay under the equity method. On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Newmont recorded a gain of approximately $90 million on the exchange of Echo Bay. During 2002, Newmont’s share of Echo Bay gold sales was 185,200 equity ounces.

Royalty Interests

Newmont’s merchant banking business holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. Newmont earned $35.7 million of royalty revenue in 2002 and expects to earn approximately $38 million to $42 million in 2003.

Financial Results

Sales—gold were $2.57 billion in 2002, an increase of 54% compared to gold sales of $1.67 billion in 2001, primarily reflecting the incremental impact of the acquired Newmont Australia Limited (formerly Normandy) operations and an increase in the average realized gold price. Gold sales in 2001 declined 8.4% from $1.82 billion in 2000 from lower production and a lower average realized gold price. Variances in sales revenue are illustrated in the following table:

	Years ended December 31,
	2002	2001	2000
Consolidated gold sales (in millions)	$2,566.9	$1,666.1	$1,819.0
Consolidated production ozs. sold (in thousands)	8,217.9	6,141.8	6,472.9
Average price received per ounce	$313	$271	$282
Average market price per ounce	$310	$271	$279

		2002 vs. 2001	2001 vs. 2000
Increase (decrease) in consolidated sales due to (in millions):
Consolidated production		$4.8	$(92.3)
Average gold price received		246.1	(60.6)
Acquisition of Normandy		649.9	—

Total		$900.8	$(152.9)

Sales—base metals totaled $55.3 million in 2002 and related primarily to the wholly-owned and operated Golden Grove copper/zinc operation in Western Australia ($50.9 million), with a minor portion contributed by the Kasese cobalt operation ($4.4 million) that was sold in 2002. Golden Grove and Kasese were both acquired as part of the acquisition of Normandy.

Royalties of $35.7 million were recorded during 2002 and were related primarily to the acquisition of Franco-Nevada in February 2002. Royalty revenue pertained primarily to the Goldstrike and Stillwater properties. $11.4 million of royalties pertained to oil and gas interests in 2002.

Gain (loss) on sale of marketable securities of Lihir of $47.3 million was recorded during the second quarter of 2002 when Newmont sold its 9.7% holding in Lihir Gold Limited. As a result, Newmont is no longer a shareholder of Lihir. Newmont realized proceeds of $84 million on the sale. A non-cash write-down of $23.9 million with respect to the Lihir marketable securities was recorded in 2000, resulting from an other than temporary decline in market value based on the length of time and the extent to which such value had been less than cost basis. This write-down was reclassified to Sales and other income from Costs and expenses where it was classified in prior years to conform to 2002 presentation. During 2001, the valuation of the marketable securities of Lihir significantly increased, resulting in an $18.3 million gain, which was recorded in Other comprehensive income (loss), net of tax.

Dividends, interest, foreign currency exchange and other income increased to $39.8 million in 2002 from $7.4 million and $9.7 million in 2001 and 2002, respectively. Interest income totaled $14.1 million in 2002, compared to $3.0 million and $10.5 million in 2001 and 2000, respectively. The increase in interest income in 2002 resulted primarily from the increase in the Company’s average cash balances, partially offset by lower interest rates. The decrease in interest income in 2001 from 2000 reflected lower interest rates during the year. Foreign currency exchange gains in 2002 totaled $14.0 million, compared to losses of $5.1 million and $6.1 million in 2001 and 2000, respectively. The gains in 2002 arose primarily from translation gains on monetary assets and liabilities denominated in A$ at the acquired Newmont Australia Limited, partially offset by losses from cross currency swaps and other foreign currency transactions. Other income also includes gains on the sale of exploration properties of $5.9 million, $3.1 million and $1.0 million in 2002, 2001 and 2000, respectively.

Costs applicable to sales—gold, which includes total cash costs and provisions for estimated final reclamation expenses related to consolidated gold production, increased to $1.54 billion in 2002 from $1.09 billion and $1.07 billion in 2001 and 2000, respectively. The increase in costs in 2002 primarily related to incremental impact of the mining operations acquired from Normandy, as well as an increase in the average total cash costs per ounce in 2002 to $189 per ounce from $184 and $170 per ounce in 2001 and 2000, respectively. Total cash costs per ounce increased in 2002 primarily at Nevada and Yanacocha, which together accounted for 51% of equity gold sales in 2002. The increase in total cash costs per ounce in 2001 compared to 2000 is also primarily attributable to Nevada and Yanacocha, which represented 67% of equity gold sales in 2001.

Costs applicable to sales—base metals primarily related to the wholly-owned and operated Golden Grove copper/zinc operation in Western Australia, with a minor portion contributed by the Kasese cobalt operation that was sold in 2002.

Deferred stripping costs—In general, mining costs are charged to Costs applicable to sales as incurred. However, at open-pit mines, which generally have diverse grades and waste-to-ore ratios over the mine lives, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there could be greater volatility in the Company’s period-to-period results of operations.

Details of deferred stripping with respect to the Company’s open pit mines where deferred stripping concept is applied are as follows (unaudited):

	Nevada(3)			Mesquite(4)
	2002	2001	2000	2002	2001	2000
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	125.1	138.4	145.1	n/a	237.6	120.7
– Average ore grade (ounces of gold per ton)	0.073	0.066	0.066	n/a	0.023	0.018
Actuals for Year
– Stripping ratio (2)	72.2	88.9	106.6	n/a	155.5	180.4
– Average ore grade (ounces of gold per ton)	0.081	0.060	0.060	n/a	0.031	0.016
Remaining Mine Life (years)	9	9	10	n/a	—	1

	La Herradura(5)			Minahasa(6)
	2002	2001	2000	2002	2001	2000
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	141.3	177.0	144.4	n/a	14.5	19.8
– Average ore grade (ounces of gold per ton)	0.031	0.035	0.032	n/a	0.172	0.195
Actuals for Year
– Stripping ratio (2)	158.5	200.0	228.4	n/a	15.9	16.4
– Average ore grade (ounces of gold per ton)	0.026	0.025	0.024	n/a	0.131	0.205
Remaining Mine Life (years)	6	6	7	n/a	—	1

	2002
	Tanami	Kalgoorie	Martha	Ovacik
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	61.9	95.0	28.8	26.3
– Average ore grade (ounces of gold per ton)	0.113	0.065	0.093	0.356
Actuals for Year
– Stripping ratio (2)	78.4	101.0	33.2	29.1
– Average ore grade (ounces of gold per ton)	0.107	0.052	0.100	0.358
Remaining Mine Life (years)	6	14	4	2

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The life-of-mine stripping ratio decreased during 2002 and 2001 from 2000 reflecting the deferral of open pit projects in response to lower gold prices. The actual stripping ratio during 2002 and 2001 decreased from 2000 due to mining higher-grade ore zones in the Twin Creeks pit.
(4)	The life-of-mine stripping ratio increased in 2001 versus 2000 reflecting significant changes to the mine plan in the final year of operations. The actual stripping ratio was lower during 2001 in comparison to 2000 as a result of mining higher-grade material.
(5)	The life-of-mine stripping ratios decreased during 2002 from 2001 reflecting an increase in reserve ounces and increased during 2001 from 2000 reflecting an increase in reserves, which resulted in a change in the pit design. The actual stripping ratio decreased in 2002 from 2001 due to waste removal in 2001 in preparation for 2002 mining activities.

(6)	The actual and life-of-mine stripping ratios decreased during 2001 from 2000 reflecting higher-grade ore zones at the bottom of the Mesel pit as mining concluded in the fourth quarter of 2001.

Depreciation, depletion and amortization was $505.6 million, $301.6 million and $320.7 million in 2002, 2001 and 2000, respectively. The increase in 2002 is primarily from the incremental impact of the acquired Newmont Australia Limited (formerly Normandy) operating sites and the amortization of mining royalty interests acquired from Franco-Nevada as part of the February 2002 acquisitions. The increase also resulted from increased tons mined at Yanacocha in 2002 due to a full year of production at the La Quinua deposit and achieving a more consistent production profile over the prior year. The decrease in 2001 compared to 2000 resulted primarily from decreased gold production at Nevada, partially offset by the impact of 2000 capital expenditures at Yanacocha. Depreciation, depletion and amortization is expected to total $560 million to $590 million in 2003. Variations in Depreciation, depletion and amortization are summarized as follows:

	Years ended December 31,
	2002	2001	2000
	(in millions)
Depreciation, depletion and amortization:
North America:
Nevada	$118.2	$117.4	$126.4
Mesquite, California	6.3	7.5	9.1
La Herradura, Mexico	3.1	3.2	2.6
Golden Giant, Canada	20.5	18.3	25.8
Holloway, Canada	6.7	6.5	10.6

Total North America	154.8	152.9	174.5

South America:
Yanacocha, Peru	121.5	82.3	68.8
Kori Kollo, Bolivia	13.8	19.5	23.9

Total South America	135.3	101.8	92.7

Australia:
Pajingo	20.6	4.3	4.3
Kalgoorlie	9.0	—	—
Yandal	43.5	—	—
Tanami	32.5	—	—
Other	6.0	—	—

Total Australia	111.6	4.3	4.3

Other Operations:
Zarafshan-Newmont	10.3	11.9	14.0
Minahasa	9.5	22.8	26.7
Martha, New Zealand	13.9	—	—
Ovacik, Turkey	11.5	—	—

Total Other Operations	45.2	34.7	40.7

Other:
Merchant Banking	22.6	—	—
Base Metals Operations	22.9	—	—
Exploration	7.8	1.6	0.4
Corporate and Other	5.4	6.3	8.1

Total Other	58.7	7.9	8.5

Total Newmont	$505.6	$301.6	$320.7

Exploration and research expenses in 2002 were $88.9 million in 2002, an increase of 60% from $55.5 million in 2001. Expenditures in 2001 decreased from $77.4 million in 2000. Exploration activities in 2002 increased as a result of the integration of the Normandy and Franco-Nevada exploration programs and from the increase in available capital to fund exploration activities due to higher prevailing gold prices in 2002. The 2002 exploration program added approximately 9.4 million equity ounces to proven and probable reserves replacing depletion in 2002. The decrease in 2001 exploration expenditures reflected planned reductions as a result of lower gold prices and an increased focus on exploration activities at or around existing operations. Exploration expenditures are expected to be approximately $95 million to $100 million in 2003.

General and administrative was $115.3 million in 2002, an increase of 88% compared to $61.2 million in 2001 and 81% compared to $63.7 million in 2000. The increase in 2002 primarily relates to increased administrative costs resulting from the integration of Normandy and Franco-Nevada. General and administrative is expected to be approximately $90 to $95 million in 2003 as the Company begins to realize benefits from the on-going synergies of the Normandy and Franco-Nevada acquisitions.

Interest expense, net of amounts capitalized was $129.6 million, $98.1 million and $106.1 million in 2002, 2001 and 2000, respectively. Capitalized interest totaled $5.2 million, $10.6 million and $5.5 million in each year, respectively. Net interest expense increased in 2002 from 2001 primarily due to debt assumed as part of the acquisition of Normandy of approximately $913.7 million. Net interest expense in 2001 decreased from 2000 because of lower average interest rates and higher capitalized interest for Yanacocha. Interest expense is expected to total approximately $90 million to $95 million in 2003.

Expenses for acquisition settlement of $42.2 million in 2000 related to the resolution of a dispute regarding Newmont’s purchase of an additional 13.35% interest in Minera Yanacocha as described in Note 19 to the Consolidated Financial Statements.

Write-down of assets totaled $48.1 million, $57.8 million and $75.9 million in 2002, 2001 and 2000, respectively. In 2002, the Company reduced the carrying value of certain assets by $48.1 million pre-tax, with the majority of the write-down relating to the reduction of inventories to lower of cost or net realizable value. The write-downs related to Nevada ($37.0 million), Minahasa ($4.6 million), Newmont Australia ($2.4 million), Wiluna ($1.6 million), Kori Kollo ($1.0 million), the Ity property ($0.8 million) and other operations ($0.7 million). In Nevada, ore stockpile inventory was reduced by $32 million as a result of both net realizable value analysis and a comprehensive physical survey of all stockpiles, while leach pad, mill in-process and finished goods inventories were reduced by $2.9 million, $1.7 million and $0.4 million, respectively. At the Minahasa mine the leach pad inventory, finished goods inventory and materials and supply inventories were reduced by $0.2 million, $2.0 million and $2.4 million, respectively. At Newmont Australia, $2.4 million in undeveloped mineral interests was written down. Ore stockpile inventory was reduced $1.2 million and mill in-process inventory was reduced by $0.4 million at the Wiluna mine. At Kori Kollo, the write-down reduced materials and supply inventories by $0.5 million and fixed assets were abandoned with a net historical cost of $0.5 million. Reductions of inventories at other operations totaled $0.7 million. Finally, the Ity mine was sold in the first quarter of 2002, with the future estimated royalty payments recorded as a receivable at fair value. In the fourth quarter of 2002, the Company determined that future royalty payments were uncertain due to political unrest in the region where the operations are located and a loss of $0.8 million was recorded.

In 2001, the Company reduced the carrying value of certain long-lived and other assets by $57.8 million pre-tax. Total write-downs related to Minahasa ($19.8 million), Nevada ($23.2 million), Kori Kollo ($4.9 million), Yanacocha ($4.9 million), the San Luis property in Colorado ($3.5 million) and other operations ($1.5 million). The write-down of long-lived assets represented the excess carrying value of assets compared to fair value, with fair value determined using discounted future cash flow analysis. Such cash flows are based on estimated recoverable ounces, future production and capital costs, and gold price assumptions. The assumed gold price was $285 per ounce for 2002 and $300 per ounce for all future years. The Minahasa write-down reduced fixed assets by $12.1 million, increased reclamation liabilities by $3.7 million and reduced stockpiles, ore on leach pads, and materials and supply inventories by $1.8 million, $0.9 million and $1.3 million, respectively. The Nevada write-down reduced stockpiles, ore on leach pads and in-process inventory by $18.3 million, fixed assets by $4.4 million and precious metals by $0.5 million. The Kori Kollo write-down reduced fixed assets by $4.8 million and in-process inventory by $0.1 million. The San Luis write-down reduced fixed assets by $2.0 million and materials and supply inventories by $1.5 million. At Yanacocha heap leach inventory was reduced $4.1 million and other assets were reduced $0.8 million, and total inventory reductions of $1.5 million were recorded at other operations.

In 2000, total write-downs of $75.9 were recorded on long-lived and other assets. The reductions related to the Holloway mine in Canada ($30.8 million), the short-lived Mesquite mine in California ($14.8 million), Nevada ($13.6 million), the Kori Kollo mine in Bolivia ($5.7 million), the acquisition cost of the Mezcala property in Mexico ($6.5 million), the Minahasa mine in Indonesia ($3.8 million) and the Battle Mountain Complex in Nevada ($0.7 million). The Holloway write down reduced fixed assets by $30.8 million. Mesquite’s write-down reduced leach pad inventory by $9.7 million, deferred stripping by $1.4 million and fixed assets by $3.7 million. Stockpile and mill in-process inventories were reduced $9.7 million and $3.9 million at Nevada, respectively. The Kori Kollo write-down reduced inventory by $5.0 million and fixed assets by $0.7 million. In-process and ore on leach pads inventories at Minahasa were reduced by $3.1 million and $0.7 million, respectively.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which the asset carrying value exceeds fair value. Fair value is determined using estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable ounces, gold prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. The term “recoverable ounces” refers to the estimated amount of gold that will be obtained from proven and probable reserves after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, all assets at a particular operation are used together to generate cash flow. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company’s performance could have a material effect on the Company’s financial position and results of operations. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that established a single accounting model, based on the framework of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002, and there was no impact to the Company upon adoption.

The Company records inventories at the lower of average cost or net realizable value, and inventory carrying values are evaluated at least quarterly. Net realizable value is calculated as the estimated future sales price of the product based on prevailing and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of inventories include prevailing short-term and long-term metals prices and prevailing costs for production inputs such as labor, fuel and energy, materials and supplies, as well as actually realized ore grades and production throughput.

Merger and restructuring expenses of $60.5 million in 2001 included $28.1 million of transaction and related costs associated with the Battle Mountain merger and $32.4 million of restructuring expenses that included $22.1 million for voluntary early retirement pension benefits and $10.3 million for employee severance and office closures.

Other expenses in 2002, 2001 and 2000 were $29.5 million, $11.5 million and $34.6 million, respectively. Included in 2002 are approximately $7.3 million of integration costs relating to the acquisitions of Normandy and Franco-Nevada, $16.8 million of severance and other benefits, and $3.1 million for officers’ life insurance. Also included in 2002, 2001 and 2000 were $5.2 million, $1.0 million and $12.3 million, respectively, for increases to environmental obligations associated with former mining activities. Environmental expenses in 2002 primarily relate to legal costs incurred with respect to the Pinal Creek site (see Note 25 to the Consolidated Financial Statements). The year 2000 also included $13.2 million to increase the remediation liability for San Luis, Colorado and $10.0 million for costs associated with a mercury spill at Yanacocha, both described in the Environmental section of this discussion and analysis.

(Loss) gain on derivative instruments totaled $(39.8) million in 2002, compared to $1.8 million and $26.8 million in 2001 and 2000, respectively, and relates to non-cash mark-to-market gains and losses recognized on gold derivative instruments. The loss in 2002 primarily relates to the acquired Normandy gold hedge books and resulted from the increase in the US$ gold price from $300 per ounce at February 15, 2002, the date of acquisition of Normandy, to $347 at December 31, 2002, partially offset by the appreciation in the A$ from $0.5175 at February 15, 2002 to $0.5645 at December 31, 2002. The majority of the acquired Normandy gold hedge books consist of contracts to receive Australian dollars and to deliver gold. Generally, higher gold prices increase Newmont’s derivative liability position, whereas appreciation in the Australian dollar decreases Newmont’s derivative liability position. Prior to the acquisition of Normandy, (Loss) gain on derivative instruments primarily reflected the change in fair value of written call option contracts at the end of each year. In September 2001, Newmont entered into transactions that closed out these call options. These options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. The call options were marked to the market value of $53.8 million immediately prior to their close, resulting in a non-cash gain of $1.8 million in 2001. The value of the new sales contracts was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs. In 2000, the non-cash mark-to-market gain on the written call options was $26.8 million.

Income tax (expense) benefit was $(19.9) million in 2002, compared to $59.3 million and $(5.6) million in 2001 and 2000, respectively. The Company’s effective tax rates were (9.2)%, 94.0%, and (14.3)% based on Pre-tax income (loss) before minority interest, equity income (loss) of affiliates and cumulative effect of a change in accounting principle of $216.3 million, $(63.1) million and $38.9 million for 2002, 2001 and 2000, respectively. The factors that most significantly impact the Company’s effective tax rate are percentage depletion and resource allowances, valuation allowances related to deferred tax assets, foreign earnings net of foreign tax credits, earnings attributable to minority interests in subsidiaries and affiliated companies, foreign currency translation gains and losses and special non-recurring items. Most of these factors are sensitive to the average realized price of gold and other metals.

Percentage depletion allowances (tax deductions for depletion that exceed the Company’s tax basis in its mineral reserves) are available to the Company under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by US subsidiaries included in the Company’s consolidated US income tax return. The deductions are highly sensitive to the price of gold or other minerals produced by the Company. In general, such deductions are calculated separately for each operating mine and are based on a complex two-part formula that considers the net-of-royalty revenue received from sales of the mine output and the taxable income from the particular mine that produced the output. Similar types of deductions are provided for mining operations in Canada and are referred to as resource allowances. The tax benefits from percentage depletion and resource allowances were $34.4 million, $17.3 million and $17.5 million in 2002, 2001 and 2000. The increase in 2002 compared to the other periods resulted primarily from the rise in the Company’s average realized gold price to $313 compared to $271 and $282 for 2001 and 2000, respectively.

The Company also operates in various countries around the world that have tax laws, tax incentives, and tax rates that are significantly different than those of the United States. Many of these differences contribute to move the Company’s overall effective tax rate higher or lower than the US statutory rate and the effect of these differences are shown in the Income Tax footnote as either a rate differential or the effect of foreign earnings net of credits allowable in the United States for taxes paid to non-US taxing jurisdictions that arise when the related foreign earnings become taxable in the United States. Coupled with differences in tax rates and other foreign income tax law variations, the Company’s ability to fully utilize all of its available foreign income tax credits on a year-by-year basis also is highly dependent on the price of the minerals produced by the Company since lower prices could result in the Company having insufficient sources of taxable income in the United States to utilize all available foreign tax credits. Such credits have very limited carryback and carryforward periods and can only be used to reduce the US income tax imposed on the Company’s foreign earnings included in its annual US consolidated income tax return. The effects of foreign earnings, net of allowable credits, were reductions of income tax expense of $16.7 million, $29.5 million and $29.5 million in 2002, 2001 and 2000, respectively. The decrease in the reduction in 2002 was primarily attributable to (i) significant pre-tax losses in certain non-US taxing jurisdictions such as Australia where the tax rates are lower than the US statutory rate; (ii) tax incentives from the reinvestment of earnings in Peru being lower in 2002; and (iii) an increase in the Company’s earnings from its Canadian operations from higher gold prices and acquisitions given that Canadian income tax rates are higher than the US statutory tax rate; partially offset by (iv) the lower rate on Canadian capital gains realized from the Company’s sale of the marketable securities of Lihir.

The need to record valuation allowances related to the Company’s deferred tax assets (primarily attributable net operating losses and tax credits) is primarily dependent on the following factors: (i) the extent to which the net operating losses and tax credits can be carried back and yield a tax benefit; (ii) the Company’s long-term estimate of future average realized minerals prices and; (iii) the degree to which many of the tax laws and income tax agreements imposed upon the Company and its subsidiaries around the world tend to create significant tax deductions early in the mining process. These up-front deductions can give rise to net operating losses and credit carryforwards in circumstances where future sources of taxable income may not coincide with available carryforward periods even after taking into account all available tax planning strategies. Furthermore, certain liabilities accrued for financial reporting purposes may not be deductible for tax purposes until such liabilities are actually funded which could happen after mining operations have ceased when sufficient sources of taxable income may not be available. Increases to income tax expense or reductions of income tax benefits were $2.5 million, $17.3 million and $51.8 million in 2002, 2001 and 2000, respectively. In 2002, the Company reversed part of a valuation allowance reflecting the actual utilization of a portion of the net operating loss carryforward of a subsidiary acquired in a prior pooling of interests business combination, offset by valuation allowances recorded for losses in the acquired Newmont Australia Limited (“NAL”) group of companies. The major factor in the decline in 2002, however, resulted from the Company’s ability to utilize substantially all of its currently arising foreign tax credits due to rising taxable income from higher gold prices. In 2001, however, it experienced a limitation on the use of such credits due to lower taxable income in the United States primarily caused by lower gold prices. In 2000, valuation allowances were higher compared to 2001, resulting from not having available prior period net operating losses. The higher valuation allowances also resulted from lower utilization of foreign tax credits due to higher foreign earnings remittances and earnings in Peru causing more foreign taxes to be available as credits, as well as a lack of sufficient taxable income in the United States to utilize such credits, again caused by low gold prices.

The Company consolidates subsidiaries with interests attributable to minority interests, but for tax purposes, the Company is responsible for the income taxes only on the portion of the taxable earnings attributable to its ownership interest of each consolidated entity. Such minority interest contributed to the overall reduction in the Company’s effective income tax rate by $11.5 million, $10.1 million and $19.4 million in 2002, 2001 and 2000, respectively. The reduction in 2002 increased from 2001 due to a higher gold price that was partially offset by fewer reinvestment credits at Yanacocha under Peruvian tax regulations. The reduction in 2000 was greater than in 2001 from higher earnings from the Yanacocha project in Peru due to a combination of higher gold prices and reinvestment credits.

The Company’s effective tax rate in 2002 was increased by $9.3 million of foreign currency translation losses primarily related to monetary assets and liabilities and the gold derivatives positions in Newmont Australia

Limited whose functional currency is the US dollar. Because Newmont intends to indefinitely reinvest earnings from NAL, such translation losses are not subject to deferred tax.

During 2002, the Company settled an audit conducted by the Internal Revenue Service of the tax returns of an acquired entity involving several taxable periods that predated the Company’s acquisition. At issue was the proper federal income tax treatment of a portion of a transaction involving an exchange of natural resource properties. The settlement gave rise to additional future tax deductions the tax benefit of which had previously not been recorded and for which no deferred taxes were required to be provided. Accordingly, the Company’s effective tax rate for 2002 has been reduced by approximately $10 million due to this non-recurring item.

Based on the uncertainty and inherent unpredictability of the factors influencing the Company’s effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, Newmont’s effective tax rate is expected to be volatile in future periods.

Equity income (loss) of affiliates totaled $51.4 million, $22.5 million and $(17.7) million for 2002, 2001 and 2000, respectively. In 2002, the Company recorded equity income (loss) from Batu Hijau, the copper and gold project in Indonesia in which Newmont has a 56.25% effective interest, of $42.1 million, compared to $22.5 million and $(17.7) million in 2001 and 2000, respectively. Batu Hijau represented all of Newmont’s equity income (loss) in 2001 and 2000, whereas in 2002, the Company also recorded $9.7 million for TVX Newmont Americas, $(0.4) million for Echo Bay, $(1.8) million for Australian Magnesium Corporation and $1.7 million for AGR Matthey Joint Venture. The new equity investments in 2002 were acquired as part of the acquisitions of Normandy and Franco-Nevada. Equity income of Batu Hijau improved in 2002 primarily from lower net cash costs in 2002, primarily from higher gold by-product credits due to higher prevailing gold prices and production throughput capacity improvements, partially offset by lower-grade ore. The improvements included operational initiatives and the addition of a pebble crushing circuit. Lower costs in 2002 at Batu Hijau were partially offset by a lower average realized copper price for the year as compared to 2001. The equity income of Batu Hijau in 2001 improved dramatically from 2000 due to the full impact of the ramp-up in production that commenced in the fourth quarter of 1999. TVX Newmont Americas was 49.9%-owned by Newmont and 50.1%-owned by TVX Gold Inc. during 2002. The principal assets of TVX Newmont Americas are interests in operating gold mines in South America (Paracatu, Crixas and La Coipa) and Canada (Musselwhite and New Britannia). On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas to TVX Gold Inc. for $180 million. Newmont held a weighted average ownership of 45.7% in Echo Bay Mines Limited in 2002 from April 3, 2002 to December 31, 2002. On January 31, 2003, Kinross Gold Corporation, TVX Gold Inc. and Echo Bay combined, and Newmont exchanged its investment in Echo Bay for approximately 13.8% of the new Kinross. Newmont’s investment in Kinross will be accounted for as a marketable security in 2003. Newmont recorded a gain of approximately $90 million on the sale of Echo Bay in the first quarter of 2003.

Other comprehensive income (loss), net of tax, in 2002 included a $(28.7) million loss for a minimum pension liability adjustment, $(16.7) million for unrealized losses on derivatives designated as cash flow hedges and $(12.8) million for a decline in value of marketable equity securities, partially offset by a $3.6 million gain from foreign currency translation adjustments related to the Company’s subsidiaries with functional currencies other than the U.S. dollar. In accordance with Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions,” the Company was required to record a minimum liability in 2002. As a result of such adjustment, an intangible asset was recorded and, to the extent the minimum liability adjustment exceeded the unrecognized net transition liability, Stockholders’ equity was reduced. The unrealized losses on derivatives in 2002 related primarily to the effective portion of the change in fair value of gold instruments assumed as part of the Normandy acquisition that were designated as cash flow hedges. The losses resulted primarily from rising gold prices during the year, partially offset by a strengthening Australian dollar. The impact of the marketable equity securities in 2002 primarily included $(18.3) million related to the sale of Lihir, partially offset by the Company’s share of unrealized gains on marketable securities held in Echo Bay. Other comprehensive income (loss), net of tax, in 2001 included an $18.3 million gain for temporary changes in the market value of Lihir Gold securities, $3.2 million for losses associated with foreign currency translation adjustments and $0.9 million for the effective portion of changes in fair value of derivatives designated as cash flow hedges. For 2000, other comprehensive loss, net of tax, included a loss of $1.8 million for foreign currency translation adjustments and a $1.3 million minimum pension liability adjustment.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. The adoption of these standards on January 1, 2002, as required, did not impact Newmont’s historical Consolidated Financial Statements or results of operations as of that date. As discussed in Note 3 to the Consolidated Financial Statements, the 2002 acquisitions of Normandy and Franco-Nevada were accounted for as purchases under SFAS 141 and a significant portion of the $4.3 billion purchase price represents goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as required by SFAS 142. Upon adoption of SFAS 142, the Company reclassified $177.0 million of acquired mineral rights and leases from Property, plant and mine development, net to Mineral interests and other intangible assets, net. Acquired proven and probable reserves are amortized using the units of production basis over the respective mine lives. Undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives, taking into account residual values.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted as required on January 1, 2003, when Newmont recorded the estimated fair value of reclamation liabilities (“asset retirement obligations” or “ARO”) and increased the carrying amount of the related assets (asset retirement cost or “ARC”) to be retired in the future. The ARC will be depreciated over the life of the related assets and will be adjusted for changes resulting from revisions to either the timing or amount of the original ARO fair value estimate. Newmont expects to record increases of approximately $60 to $75 million in the ARC, net increases of approximately $110 million to $135 million to the ARO, increases of approximately $1 million to $3 million to accrued liabilities for worker participation bonuses in Peru, increases to deferred tax assets of approximately $10 million to $14 million, a reduction to Newmont’s investment in Batu Hijau of approximately $3 million to $9 million and a reduction in minority interest in subsidiaries of approximately $14 million to $18 million, at January 1, 2003, with a cumulative effect of adoption of approximately $30 million to $40 million to be recorded in results of operations in the first quarter of 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model, based on the framework of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. The statement was adopted January 1, 2002, and there was no impact on the Company’s financial position or results of operations upon adoption.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4 , 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement nullified SFAS 4, SFAS 44 and SFAS 64 and established that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement also amends SFAS Statement No. 13, “Accounting for Leases,” to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and to make technical corrections to various other FASB statements. For the provisions of the statement relating to the extinguishment of debt, SFAS 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to SFAS 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002. There was no impact on the Company’s financial position or results of operations upon adoption.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addressed financial accounting and reporting for costs associated with exit or disposal activities. It nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as was required under EITF No. 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and we do not anticipate any impact on the Company’s financial position or results of operations upon adoption except with respect to those exit or disposal activities that are initiated by the Company after that date.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to provide alternative methods for voluntary transition to the fair value based method of accounting for stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years ending after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements 5, 57, 107 and Rescission of FASB Interpretation No. 34.” FIN 45 requires recognition and measurement of guarantees entered into or modified beginning on January 1, 2003 and requires expanded disclosure of guarantees as of December 31, 2002. The Company has conformed its disclosures with respect to guarantees to the requirements of FIN 45.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 impacts accounting for variable interest entities created after January 31, 2003, and requires expanded disclosure of variable interest entities for financial statements issued after  January 31, 2003. The Company has determined that there will be no impact on its financial position or results of operations upon adoption.

Liquidity and Capital Resources

For 2002, Net cash provided by operating activities was $670.3 million, compared to $369.7 million and $534.3 million for 2001 and 2000, respectively. Increased operating cash flows in 2002 primarily reflect the impact of operating cash flows from the Normandy and Franco-Nevada operations from February 15, 2002 and the impact of an increased average realized gold price in 2002 of $313 per ounce. Operating cash flows in 2001 declined from 2000 due to a lower average realized gold price of $271 per ounce in 2001 compared to $282 per ounce in 2000.

Net cash provided by (used in) investing activities was $112.1 million, $(385.0) million and $(510.5) million in 2002, 2001 and 2000, respectively. Additions to property, plant and mine development were $(300.1) million, $(390.0) and $(387.4) million. See Capital Expenditures below for more information on capital expenditures in each year. Cash from investing activities in 2002 also included $404.4 million of proceeds from the sales of short-term investments obtained as part of the acquisition of Franco-Nevada, $84 million of proceeds from the sale of marketable securities of Lihir and $50.8 million of proceeds from the settlement of cross currency swaps that were obtained as part of the Normandy acquisition, offset by $90.3 million of net cash outflows for the acquisitions of Normandy and Franco-Nevada ($461.7 million cash consideration for Normandy shares, less cash acquired from acquisitions, net of acquisition costs, of $371.4 million), $24.8 million of cash advances to affiliated companies and $21.1 million of cash outflows to settle ineffective derivative instruments. There were no significant investing cash flows other than capital expenditures in 2001, but in 2000, there were $78.8 million of advances to affiliated companies and $54.7 million of costs associated with the merger with Battle Mountain Gold Company.

Net cash provided by (used in) financing activities was $(530.1) million in 2002, compared to $85.1 million and $(65.4) million in 2001 and 2000, respectively. Financing activities in 2002 included drawings on the Company’s credit facilities of $493.4 million to pay the cash portion of the purchase price of Normandy. Such drawings were paid down shortly after the acquisition with the proceeds from the sale of the Franco-Nevada short-term investments. Including paying down the credit facilities, the Company repaid approximately $1.0 billion of debt. See Financing Activities below. Dividend payments for 2002 totaled $50.0 million, and the Company received approximately $67.3 million of proceeds from the issuance of common stock primarily from the exercise of employee stock options. In 2001, Newmont received proceeds from long-term debt of $1.0 billion and repaid $941.6 million, paid $31.0 million of dividends and benefited from the lifting of restrictions on $40.0 million of cash. Newmont made payments of debt, net of new proceeds, of $46.6 million and paid dividends of $27.6 million in 2000.

Newmont’s contractual obligations at December 31, 2002 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in millions)
Long-term debt	$1,499.3	$78.6	$624.5	$117.5	$678.7
Capital lease obligations	317.3	36.7	61.5	72.1	147.0
Operating leases	25.9	3.8	6.8	5.9	9.4

Total	$1,842.5	$119.1	$692.8	$195.5	$835.1

For information on the Company’s long-term debt, capital lease obligations and operating leases, see Notes 11 and 26 to the Consolidated Financial Statements. Newmont believes it will be able to fund all existing obligations from Net cash provided by operating activities. The Company believes it will be able to raise capital as needed in capital markets in the future as opportunities for expansion arise.

Investing Activities

Additions to Property, plant and mine development

Capital expenditures for property, plant and mine development decreased in 2002 from 2001 primarily from the completion of the development of the La Quinua project at Yanacocha in late 2001. Capital expenditures in 2001 and 2000 remained approximately the same.

	Years ended December 31,
	2002	2001	2000
	(in millions)
Capital expenditures:
North America:
Nevada	$54.6	$47.1	$65.7
Mesquite, California	—	0.4	0.8
La Herradura, Mexico	1.4	0.9	3.0
Golden Giant, Canada	6.6	7.1	14.9
Holloway, Canada	1.2	1.5	5.5

Total North America	63.8	57.0	89.9
South America:
Yanacocha, Peru	146.2	276.9	276.9
Kori Kollo, Bolivia	0.6	10.5	7.8

Total South America	146.8	287.4	284.7
Australia:
Pajingo	10.2	7.3	4.9
Kalgoorlie	8.6	—	—
Yandal	20.7	—	—
Tanami	10.5	—	—

Total Australia	50.0	7.3	4.9
Other Operations:
Zarafshan-Newmont, Uzbekistan	3.9	20.4	4.3
Minahasa, Indonesia	—	—	0.5
Martha, New Zealand	5.3	—	—
Ovacik, Turkey	4.0	—	—

Total Other Operations	13.2	20.4	4.8
Other:
Base Metals Operations	10.7	—	—
Corporate and Other	15.6	17.9	3.1

Total Other	26.3	17.9	3.1

Total Newmont	$300.1	$390.0	$387.4

In 2002, capital expenditures in Nevada included deferred mine development ($15.3 million, primarily for the Deep Post underground and Midas mines), development of the Leeville project and optimization of the Phoenix project ($16.4 million), the Lone Tree Tailings Dam expansion ($5.1 million) and other replacement capital. Yanacocha capital expenditures included leach pad expansions ($69.2 million), mine development ($16.7 million), environmental expenditures ($14.3 million), carbon columns and refinery ($12.9 million) and other replacement capital. Capital expenditures at Zarafshan-Newmont included $3.4 million for the completion of the heap leach pad expansion and associated conveyor support. Capital expenditures at Yandal included deferred mine development ($14.3 million). Capital expenditures at Pajingo included mine development ($5.6 million) and replacement capital. Capital expenditures at Kalgoorlie included haul truck purchases ($3.6 million) and replacement capital. Capital expenditures at Golden Grove included mine development of $6.1 million and replacement capital.

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

Newmont expects to spend approximately $560 million to $590 million on capital projects in 2003, with approximately $123 million in North America, $95 million in Australia, $260 million in South America and approximately $97 million in other locations. The majority of budgeted expenditures are for mine development and replacement capital. In Nevada, two expansion projects, the Gold Quarry South Layback (“GQSL”) and the Leeville Underground Mine (“Leeville”), are under way. GQSL is located in South Area at Carlin and is expected to yield approximately 2.7 million ounces of production, with annual production of between 320,000 and 770,000 ounces commencing in 2004. Total capital expenditures for GQSL are projected to be approximately $37 million, of which $6.7 million had been spent as of December 31, 2002. Leeville is located in Carlin’s North Area and will produce approximately 3.0 million ounces, with annual production of approximately 500,000 commencing at the end of 2005. Total capital expenditures for Leeville are projected to be $185 million, of which $15.1 million had been spent as of December 31, 2002.

Other Investing Activities

TVX Newmont Americas and Echo Bay Mines Ltd.

On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Newmont recorded a pre-tax gain on the exchange of its shares in Echo Bay of approximately $90 million.

Batu Hijau

As discussed above and in Note 9 to the Consolidated Financial Statements, Newmont has an indirect 45% interest in the Batu Hijau mine in Indonesia and its partner, an affiliate of Sumitomo Corporation, has an indirect 35% interest. Because Newmont and Sumitomo carried the interest of the 20% Indonesian partner, Newmont recognizes 56.25% of Batu Hijau’s income until recouping the bulk of its investment. At December 31, 2002 and 2001, Newmont’s investment in Batu Hijau was $610.1 million and $543.3 million, respectively.

On May 9, 2002, P.T.Newmont Nusa Tenggara (“PTNNT”) completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the ability to defer up to $173.4 million in principal payments scheduled for 2002 and 2003. The restructuring provides a better match between the expected cash flows of the project and the maturities of the debt. Any deferred principal amounts will be repaid between 2004 and 2010. Under this restructuring, Batu Hijau is not permitted to pay dividends or make other restricted payments to Newmont or its partner as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts outstanding under the project financing total $913.3 million at December 31, 2002. The amount of deferred principal at December 31, 2002 was $86.5 million. Newmont and its partner provide a contingent support line of credit to PTNNT. During 2002, Newmont funded $24.8 million under this contingent support facility as its pro-rata share of capital expenditures. Additional support from Newmont and its partner available under this facility amounts to $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

Australian Magnesium Corporation

As of December 31, 2002, Newmont had a 22.8% voting interest in Australian Magnesium Corporation (“AMC”). Since then, AMC has raised additional equity to support the development of the Stanwell Magnesium Project, a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys. Northerly Equities Pty Ltd, a wholly owned subsidiary of Newmont Australia Limited (“NAL”), contributed A$100 million (approximately $56 million) in equity to AMC on January 3, 2003, increasing our ownership percentage to 40.9%. However, due to additional equity contributions by third-party shareholders, our voting interest decreased to 27.8% on January 31, 2003. NAL and its wholly owned subsidiary, Nottacar Investments Pty Ltd, had also provided to AMC a A$90 million (approximately $51 million) contingent equity commitment in the event the project does not achieve certain specified production and operating criteria by December 2006. Subsequent to year-end, however, this contingent equity commitment was renegotiated to require instead that NAL and Nottacar Investments provide AMC with an A$75 million (approximately $42 million) contingent convertible debt and equity facility.

NAL has also guaranteed a $30 million obligation payable by AMC to Ford Motor Company in the event the project does not meet certain specified production and operating criteria by November 2005. AMC has indemnified NAL for this obligation, but the indemnity is unsecured.

NAL and certain of its wholly-owned subsidiaries are also guarantors of an $A71 million (approximately $40 million) amortizing loan facility of AMC’s subsidiary, QMC Finance Pty Ltd. (“QMC”), of which A$69.8 million (approximately $39 million) was outstanding as of December 31, 2002. The QMC loan facility expires in November 2006.

QMC also is a party to a series of foreign exchange hedging contracts. All obligations related to these contracts have been guaranteed by NAL and certain of its wholly-owned subsidiaries. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of December 31, 2002, the fair value of these contracts was a negative A$12.7 million (approximately $7 million).

The Ford guarantee and the guarantees under the QMC loan and hedging facilities arose in connection with NAL’s support of the project as an investor in AMC and its predecessor entities. The guarantees under the QMC loan facility and hedging contracts could be called in the event of a default by QMC. NAL’s liability under the QMC loan facility guarantee is limited to the total amount of outstanding borrowings under the facility at the time the guarantee is called. NAL’s maximum potential liability under its guarantee of the QMC hedging contracts, however, would depend on the market value of the hedging contracts at the time the guarantee is exercised. The principal lender and counterparty under the QMC loan and hedging facilities also has a fixed and floating charge over certain assets of AMC. In the event the guarantees are called, NAL would have a right of subrogation to the lender under Australian law.

Takeover Bid for Otter Gold Mines Limited.

On December 4, 2002, Newmont NFM announced its intentions to make an offer for all shares and options in Otter Gold Mines Limited (“Otter Mines”) that Newmont NFM did not already own. Newmont NFM is an Australian corporation that is listed on the Australian Stock Exchange (“ASX”). Otter Mines is a New Zealand corporation that is also listed on the ASX. As of the date of making the announcement, the Company, through subsidiaries, held an 85.86% interest in Newmont NFM and Newmont NFM, in turn, held 89.17% of the outstanding Otter Mines shares. Newmont NFM’s offer was made on January 9, 2003 and closed on February 25, 2003. By the close of the offer, Newmont NFM had acquired in excess of 90% of the total outstanding shares in Otter Mines, which, under New Zealand law, entitled Newmont NFM to compulsorily acquire all remaining outstanding Otter Mines shares. Newmont NFM has initiated the compulsory acquisition process and anticipates that through this process it will own 100% of Otter Mines by the end of April 2003.

Newmont NFM Limited Arrangement

NAL owns 85.86% of Newmont NFM. On November 28, 2002, Newmont Australia and Newmont NFM announced a proposal that, if approved by Newmont NFM shareholders and the Federal Court of Australia (the “Court”), would result in Newmont NFM becoming a wholly owned subsidiary of NAL. Under the proposal, Newmont NFM shareholders would have the opportunity to either participate in a share buy-back in which Newmont NFM would pay A$16.50 for each Newmont NFM share or receive 4.40 ASX-listed Newmont Mining Corporation CHESS Depository Instruments (“Newmont CDIs”) per Newmont NFM Share. Newmont CDIs are the equivalent of one-tenth ( 1/10th) of a share of Newmont common stock.

On February 21, 2003, the Court approved the information booklet that was proposed to be sent to Newmont NFM shareholders, and the Court also convened shareholders meetings for April 2, 2003. The information booklet was sent to Newmont NFM shareholders in early March. If the requisite majority of Newmont NFM shareholders vote in favor of the arrangement at the April 2, 2003 scheme meetings, Newmont NFM will apply to the Court for approval of the arrangement. The Court hearing is scheduled for April 11, 2003. If approved by the Court, the arrangement would become effective on the following day and processing of shareholder elections in respect of the buy-back and the Newmont CDIs would be completed during April 2003.

Pension Funding

Due to poor returns on plan assets during the last few years, Newmont expects to fund approximately $20 million into its pension plans in 2003 from Net cash provided by operating activities.

Financing Activities

Scheduled minimum long-term debt repayments are $115.3 million in 2003, $194.2 million in 2004, $491.8 million in 2005, $101.2 million in 2006, $88.4 million in 2007 and $825.7 million thereafter. Newmont expects to be able to fund maturities of its debt from operating cash flow.

The Company’s $1.0 billion revolving credit facility, entered into June 1997, was replaced in October 2001 with two unsecured multi-currency revolving credit facilities with a consortium of banks: a $200 million facility with an initial term of 364 days, which may be extended annually to October 2006; and a $400 million revolving facility, which matures in October 2006. In February 2002, in connection with the Normandy transaction, Newmont acquired an additional A$490 million committed revolving multi-option facility with a syndicate of banks. In May 2002, Newmont repaid the $170.6 million outstanding under this facility, closed it and added an additional $150 million Australian bank tranche to the existing facilities for a total borrowing capacity of $750 million. Interest rates and facility fees vary based on the Company’s credit rating. Borrowings under the facilities bear interest equal to either the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.70% to 0.975% or the greater of the federal funds rate or the lead bank’s prime rate. Annual fees vary from 0.10% to 0.40%. At December 31, 2002, the fees were 0.15%, 0.175% and 0.30% of the commitment, for the $200 million, the $400 million and the $150 million facilities, respectively. The facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-“earnings before interest, taxes, depreciation and amortization,”

and restrictions on incurring liens and transactions with affiliates. There were no borrowings under the facilities as of December 31, 2002. The Company is in compliance with all debt covenants.

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

At the time the Company entered into the Prepaid Forward, it also entered into the Forward Purchase, with the same counterparty, to hedge the price risk with respect to the Semi-Annual Delivery Requirements. The Forward Purchase provides for semi-annual purchases of 17,951 ounces of gold on each semi-annual delivery date under the Prepaid Forward at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007. On each semi-annual delivery date, the ounces purchased under the Forward Purchase are delivered in satisfaction of the Company’s delivery requirements under the Prepaid Forward. The transaction has been accounted for as a single borrowing of $145 million, with interest accruing, based on an effective interest rate recognized over the full term of the borrowing.

Unsecured notes with a principal amount of $150 million due April 1, 2002, bearing an annual interest rate of 8.625% were outstanding at December 31, 2001. Interest was payable semi-annually in April and October and the notes were not redeemable prior to maturity. The notes were repaid in April 2002.

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

Newmont now consolidates two additional unsecured series of notes from Newmont Australia. In July 1998, Normandy Finance Limited (“NFL”) issued $150.0 million of ten year 7 5/8% guaranteed notes. Interest on the notes is paid semi-annually in arrears in January and July and the notes are not redeemable prior to maturity. Also, in July 1998, NFL issued $100.0 million of seven year 7 1/2% guaranteed notes. Interest on the notes is paid semi-annually in arrears in January and July and the notes are not redeemable prior to maturity. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the notes. Both the 7 5/8% notes and the 7 1/2% notes are guaranteed by NAL and certain of its subsidiaries.

In April 1998, Normandy Yandal Operations Limited (“NYOL”), an indirect, wholly-owned subsidiary of Newmont, issued $300 million of ten year 8 7/8% senior unsecured notes. In conjunction with the Normandy acquisition, NYOL was acquired by Newmont in February 2002. In March 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of NYOL’s outstanding 8 7/8% Senior Notes due 2008. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between NYOL and The Bank of New York, as Trustee. The Indenture requires that Newmont Yandal, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the

Indenture can be read to the contrary, Newmont took the position that a Change of Control occurred on February 20, 2002 when Newmont acquired control of Normandy. The Indenture provides that NYOL is not required to make the Change of Control Offer if a third party makes the offer. Newmont’s offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to NYOL. The Change of Control Offer was open until May 14, 2002, resulted in redemption of $62.8 million of the outstanding notes and gave rise to a $0.6 million loss on extinguishment recorded in Other expenses. At December 31, 2002, $237.2 million was outstanding in the Consolidated Financial Statements. The NYOL notes are non-recourse to Newmont and have not been assumed or otherwise guaranteed by Newmont. Interest on the notes is paid semi-annually in arrears in April and October. Certain financial instruments were entered into whereby NYOL has agreed to exchange US dollar fixed interest amounts payable with a gold interest rate. Of the total, US$183.6 million has been swapped into a gold interest rate, of which half is fixed at 3.87% and half is floating. The floating rate at December 31, 2002 was 0.865%. Because these notes are specialized, it is not practicable to estimate the fair value of the debt. See Note 11 for additional information. All NYOL debt is non-recourse to Newmont.

In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 convertible preferred stock as of May 15, 2002. The Company paid a redemption price of $50.325 per share, plus $0.8125 per share for all accrued dividends at the redemption date. In settlement of the total redemption price of $51.1375 per share, Newmont issued to holders of record 1.9187 shares of its common stock. This redemption eliminated $7.5 million of annual preferred stock dividends prospectively.

On April 26, 2002, Newmont filed post-effective amendments to previous Registration Statements on Form S-3 filed with the Securities and Exchange Commission for the purpose of increasing its existing universal shelf registration from $500 million to $1.0 billion. This filing will provide the capability to access capital markets for debt or equity securities as required and as market conditions warrant. The Form S-3 has not yet been declared effective.

During the first quarter of 2003, the Company repurchased $23.0 million, $52.3 million, $10.0 million and $30.9 million face amount of its outstanding 8 3/8%, 8 5/8%, NAL 7 1/2% and NAL 7 5/8% debentures, respectively, for total cash considerations of $135.8 million. Newmont recorded a pre-tax charge of $19.6 million related to these repurchases during the first quarter of 2003.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2002 and 2001, $268.2 million and $130.0 million, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties. On January 1, 2003, the Company adopted SFAS 143, “Asset Retirements Obligations” (see Recent Accounting Pronouncements on page 67).

In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $48.1 million and $55.7 million were accrued for such obligations at December 31, 2002 and 2001, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 45% greater or 25% lower than the amount accrued at December 31, 2002. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Note 25 to the Consolidated Financial Statements.

Included in 2002 and 2001 capital expenditures was approximately $14.3 million and $12.1 million, respectively, to comply with environmental regulations. Expenditures of $47.5 million are anticipated in 2003, primarily at Yanacocha. Ongoing costs to comply with environmental regulations have not been a significant component of cash operating costs.

Newmont spent $14.6 million, $8.1 million and $18.7 million in 2002, 2001 and 2000, respectively, for environmental obligations related to the former mining sites discussed in Note 25 to the Consolidated Financial Statements, and expects to spend approximately $14.4 million in 2003. 2002 expenditures relate primarily to the Dawn and Resurrection sites. In 2000, the remediation liability associated with the San Luis property in Colorado was increased $13.2 million.

In June 2000, a transport contractor of Minera Yanacocha spilled approximately 151 kilograms of elemental mercury near the town of Choropampa, Peru, which is located 53 miles southwest of the mine. Elemental mercury is a by-product of gold mining and was sold to a Lima firm for use in medical instruments and industrial applications. A comprehensive health and environmental remediation program was undertaken by Minera Yanacocha in response to the incident. In August 2000, Minera Yanacocha paid under protest a fine of 1,740,000 soles (approximately $500,000) to the Peruvian government. Minera Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. In addition, it has entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident.

Costs of $13 million for public works, remediation efforts, personal compensation and the fine have been incurred for the Yanacocha spill to date. Neither the Company nor Minera Yanacocha can reasonably predict the likelihood of any additional expenditures related to this matter.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Forward-Looking Statements in Item 1, Business, commencing on page 9.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; and global mine production levels. Based on estimates of Newmont’s stand-alone 2003 production and expenses, a $20-per-ounce change in the gold price would result in an increase or decrease of approximately $107.5 million in cash flow from operations and approximately $87.5 million (about $0.21 per share) in net income. Changes in the market price of copper also affect Newmont’s profitability and cash flow from its investment in the Batu Hijau mine in Indonesia and its Golden Grove mine in Australia. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates. Based on estimates of Newmont stand-alone 2003 production and expenses, a $0.10-per-pound change in the copper price would result in an increase or decrease in net income of approximately $27.0 million (about $0.06 per share).

Hedging

Newmont generally sells its production at spot market prices. Newmont has historically, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of Normandy’s acquisition, three of its affiliates had a substantial derivative instrument position. These three affiliates are now known as Newmont Gold Treasury Pty Ltd, the Newmont NFM, and Newmont Yandal Operations (“NYOL”). Following the Normandy acquisition, however, and in accordance with the Company’s non-gold-hedging philosophy, efforts to proactively reduce and simplify the Normandy hedge positions have been undertaken. Accordingly, the Normandy gold hedge books have been reduced by approximately 3.3 million ounces since February 2002. Gold forward sales contracts and other instruments (“committed hedging obligations”) were reduced by 2,156,000 ounces since February 15, 2002 by delivering production into the contracts. Similarly, uncommitted contracts for 855,000 ounces were either delivered into or lapsed. In addition, 288,000 ounces of an overlaid position were closed out, leaving an open sold convertible put position of 240,000 ounces and an open bought call option position of 48,000 ounces. Combining the 2,156,000 committed ounces delivered, the 855,000 uncommitted ounces eliminated and the 288,000 ounces of overlaid positions closed out through December 31, 2002, the Normandy gold hedge books were reduced to 5.2 million committed ounces and 1.5 million uncommitted ounces for a total of 6.6 million ounces. The mark-to-market valuation of the Normandy gold hedge books at December 31, 2002, however, grew to a negative $433 million broken down as follows: Newmont Gold Treasury Pty Ltd: $(122) million; Newmont NFM: $(23) million; and, Newmont Yandal Operations Limited: $(288) million.

The following table shows the approximate sensitivities of the US$ mark-to-market value of the Normandy gold hedge books to certain market variables as of December 31, 2002 (actual changes in the timing and amount of the following variables may differ from the assumed changes below):

Market Variables	Change in Variable	Change in Mark-to-Market Value (millions)
A$ Interest Rates	+/-1.0%	-/+$40.0
US$/A$ Exchange Rates	+/-US$0.01	+/-$35.4
Gold Lease Rates	+/-1.0%	+/-$15.2
US$ Interest Rates	+/-1.0%	-/+$10.5
US$ Gold Price/oz.	+/-$1.00	-/+$6.6

Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties. A number of NYOL’s hedge positions, however, are governed by agreements that confer on the relevant counterparties a right to terminate the position prior to its agreed scheduled maturity date. Such a termination would result in an immediate cash settlement of that contract based on the market value on the date of termination and could result in a cash settlement obligation to NYOL hedge counterparties in excess of available funds. NYOL obligations, however, are non-recourse to Newmont and its other subsidiaries.

The table below summarizes those NYOL contracts that are subject to rights to terminate and the mark-to-market value of those contracts as of December 31, 2002:

Potential Termination Date (1)	Ounces of Gold	Fair Value at December 31, 2002
		(in millions)
January, 2003	(336,000)	$(5.1)
January, 2004	(780,000)	11.8
June, 2004	(133,335)	(10.4)
April, 2005	(840,000)	(31.0)
May, 2005	(195,000)	(15.7)
June, 2005	30,000	(12.0)
August, 2005	(1,304,997)	(105.7)
October, 2006	—	(13.0	)(2)

Total	(3,559,332)	$(181.1)

(1)	Earliest possible termination date permitted under the contract.

(2)	This position, which forms part of the US$/Gold swap contracts, is with a different counterparty than the original swap transaction and has no ounces associated with it.

Effective January 1, 2001, Newmont adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to recognize derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Unless specific hedging criteria are met, changes in the derivative’s fair value are recognized currently in earnings. Gains and losses on derivative hedging instruments are recorded in either Other comprehensive income (loss), net of tax or Net income (loss), depending on the nature of the instrument.

Gold Commodity Contracts

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate at December 31, 2002 of US$0.56 per A$1. For all floating rate instruments, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments. Floating put option valuations include a deferred premium cost, which is payable in gold ounces upon expiration of the options.

Gold Forward Sales Contracts

Newmont had the following gold forward sales contracts at December 31, 2002:

	Expected Maturity Date or Transaction Date
Gold Forward Sales Contracts:	2003	2004	2004	2005	Thereafter	Total/ Average	Fair Value US$ (000)
(A$ Denominated)
Fixed Forwards:
Ounces	1,022	1,060	227	52	26	2,387	$(138,095)
Average price	$297	$300	$293	$266	$254	$297
Floating Rate Forwards:
Ounces	—	—	61	231	214	506	$(37,401)
Average price	$—	$—	$332	$342	$352	$345
Synthetic Forwards:
Ounces	39	80	80	80	160	439	$(34,222)
Average price	$313	$305	$305	$305	$305	$306
Total:
Ounces	1,061	1,140	368	363	400	3,332	$(209,717)
Average Price	$298	$300	$302	$323	$327	$305

Notes:    Fixed forward sales contracts provide for delivery of a specified number of ounces at a specified price and date and are accounted for as cash flow hedges. Floating rate forward contracts provide for a gold lease rate component in the price that takes into account market lease rates over the term of the contract. Gold lease rates reflect the borrowing cost for gold. Variations in gold lease rates have historically not materially impacted on the actual realized price achieved on the contract. As such, these contracts have been statistically proven to qualify as highly effective cash flow hedges under FAS 133. Synthetic forward contracts represent combinations of purchased put options and written call options at the same strike price, maturity date and number of ounces. The combination achieves the same risk management result as gold forward sales contracts. Both floating rate forwards and synthetic forwards are accounted for as cash flow hedges.

Gold Put Option Contracts

Newmont had the following gold put option contracts outstanding at December 31, 2002:

	Expected Maturity Date or Transaction Date						Fair Value
Gold Put Option Contracts:	2003	2004	2005	2006	Thereafter	Total/ Average	US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	209	203	205	100	20	737	$(6,774)
Average price	$292	$292	$292	$338	$397	$301
A$ Denominated Fixed Purchased Puts:
Ounces	91	88	49	—	—	228	$(3,690)
Average price	$312	$318	$309	$—	$—	$314
A$ Denominated Floating Purchased Puts:
Ounces	16	—	207	69	287	579	$(12,140)
Average price	$316	$—	$332	$342	$344	$338
Total:
Ounces	316	291	461	169	307	1,544	$(22,603)
Average Price	$299	$300	$312	$340	$347	$317

Notes:    Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges. Floating forward purchased put option contracts provide for a variable gold lease rate component in the strike price. These options are accounted for as cash flow hedges. Variations in gold lease rates have historically not materially impacted on the actual realized price achieved on the contract. As such, these contracts have been statistically proven to qualify as highly effective cash flow hedges under FAS 133.

Gold Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at December 31, 2002:

	Expected Maturity Date or Transaction Date						Fair Value
Gold Convertible Put Options and Other Instruments:	2003	2004	2005	2006	Thereafter	Total/ Average	US$ (000)
(A$ Denominated)
Floating Convertible Put Options:
Ounces	—	—	—	—	1,131	1,131	$(102,952)
Average price	$—	$—	$—	$—	$376	$376
Knock-out/knock-in Contracts:
Ounces	46	37	49	—	—	132	$(6,794)
Average price	$311	$311	$311	$—	$—	$311
Indexed Forward Contracts:
Ounces	—	—	33	65	98	196	$(15,740)
Average price	$—	$—	$305	$305	$305	$305
Total:
Ounces	46	37	82	65	1,229	1,459	$(125,486)
Average price	$311	$311	$308	$305	$371	$361

Notes:    Convertible put option contracts and other instruments are composed of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges. (These contracts have a floating lease rate component. Variations in gold lease rates have historically not materially impacted on the actual realized price achieved on the contract. As such, these contracts have been statistically proven to qualify as highly effective cash flow hedges under FAS 133); b) Knock-out/knock-in option contracts are contingent sold call options that either terminate (or knock-out) and maintain upside gold price potential or convert (or knock-in) to sold call options, depending on certain market conditions, and are marked to market, with the change reflected in income; and c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

Gold Sold Convertible Put Options

Newmont had the following gold convertible put option contracts and other instruments outstanding at December 31, 2002:

	Expected Maturity Date or Transaction Date						Fair Value
Gold Sold Convertible Put Options:	2003	2004	2005	2006	Thereafter	Total/ Average	US$ (000)
(A$ Denominated)
Ounces	—	30	60	60	90	240	$(14,295)
Average price	$—	$331	$334	$337	$340	$337

Notes:    Sold convertible put options are contracts that commit Newmont to buy gold ounces under certain market conditions at a predetermined price on a specified future date. At December 31, 2002 Newmont had a sold gold convertible put position of 240,000 ounces. This position was originally overlaid with a bought convertible put position, however, the bought position was closed out during the year. As the contracts are to buy gold, they cannot be treated as cash flow hedges; they are therefore marked to market with the change reflected in income. The cash flow on the close out of this bought position was an outflow of $10.9 million.

Price-Capped Sales Contracts

Newmont had the following price-capped forward sales contracts outstanding at December 31, 2002:

	Expected Maturity Date or Transaction Date					Total/ Average	Fair Value US$ (000)
Price-capped contracts:	2003	2004	2005	2006	Thereafter
(US$ Denominated)
Ounces	—	—	500	—	1,850	2,350	n/a
Average price	$—	$—	$350	$—	$384	$377

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. Newmont Australia also receives US$ fixed interest payments and pays gold lease rates, which are indexed to spot prices. This instrument is marked to market at each period end, with the change reflected in income, and at December 31, 2002, the fair value was a negative $87.2 million.

Other Sales Contracts, Commodity and Derivative Instruments

Foreign Currency

In addition to the U.S., Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia and Turkey. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to most operations since local salaries and supply contracts will decrease against the U.S. dollar based revenue stream. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable. Foreign currency exchange rate gains (losses) were $14.0 million, $(5.1) million and $(6.1) million for the years ended December 31, 2002, 2001 and 2000, respectively.

Newmont acquired certain cross currency swap contracts in the Normandy transaction intended to hedge the currency risk on repayment of US$-denominated debt. These contracts were closed out during the quarter ended June 30, 2002 for net proceeds of $50.8 million. The contracts were accounted for on a mark-to-market basis until closed out, resulting in a loss to income of $8.5 million for the period from February 15, 2002 through December 31, 2002.

Newmont also acquired currency swap contracts to receive A$ and pay US$ designated as hedges of A$-denominated debt. The A$-denominated debt was repaid during the quarter ended June 30, 2002 and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. At December 31, 2002, they had a negative fair value of $21.9 million. At December 31, 2002, Newmont had the following foreign currency contracts outstanding. Prices for contracts denominated in A$ have been translated at the exchange rate at December 31, 2002 of US$0.56 per A$1.

A$/US$ Currency Exchange Contracts:	Expected Maturity Date or Transaction Date					Total/ Average	Fair Value US$ (000)
	2003	2004	2005	2006	Thereafter
Notional Amounts US$ (000)	$45,390	$56,112	$30,700	$—	$—	$132,201	$(21,924)
Average Exchange Rate (US$ per A$1) Average price	0.645	0.646	0.682	—	—	0.654	—

Interest Rate Swap Contracts

In the Normandy transaction, Newmont acquired A$125 million of interest rate swap contracts covering a portion of its US$100 million, 7-year bonds. These contracts were closed out during the quarter ended

June 30, 2002 for a net cash out-flow of $1 million. The contracts were accounted for on a mark-to-market basis until closed out, resulting in a gain of $0.4 million for the period from February 15, 2002 through December 31, 2002.

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at December 31, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. These transactions resulted in a reduction in interest expense of $5.9 million and $0.8 million for the years ended December 31, 2002 and 2001, respectively. These transactions have been designated as fair value hedges and had a positive fair value of $13.8 million at December 31, 2002 and a negative fair value of $0.6 million at December 31, 2001.

Fixed Rate Debt

Newmont has both fixed and variable rate debt. Without considering the specialized $145 million Prepaid Forward Sales Obligation, 93% and 90% of debt was fixed and 7% and 10% was variable at December 31, 2002 and 2001, respectively. The Company has managed some of its fixed rate debt exposure by entering into interest rate swaps (See Interest Rate Swap Contracts above). The Company’s fixed rate debt exposure at December 31, 2002 and 2001 is summarized as follows:

	2002		2001
	(in millions)
Carrying value of fixed rate debt*		$976		$755
Fair value of fixed rate debt*		$1,075		$766
Pro forma fair value sensitivity of fixed rate debt of a +/-10 basis point interest rate change**	$	+/-3.7	$	+/-2.8

*	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant, Newmont Yandal 8 7/8% notes, Prepaid Forward Sales Obligation, Minera Yanacocha Trust Certificates and certain capital leases. The estimated fair value quoted above may or may not reflect the actual trading value of these instruments.
**	The pro forma information assumes a +/-10 basis point change in market interest rates at December 31 of each year, and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption. Actual changes in the timing and amount of interest rate variations may differ from the above assumptions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Stockholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows, present  fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Notes 2 and 22 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2000 and its method of accounting for derivative instruments and hedging activities on January 1, 2001.

As described in Notes 2 and 22 to the consolidated financial statements, the Company changed its method of accounting for depreciation, depletion and mine development, effective January 1, 2002.

/S/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Denver,	Colorado
March	26, 2003

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share)
Sales and other income
Sales—gold	$2,566,833	$1,666,108	$1,819,005
Sales—base metals, net	55,321	—	—
Royalties	35,718	598	619
Gain (loss) on marketable securities of Lihir	47,298	—	(23,863)
Dividends, interest, foreign currency exchange and other income	39,837	7,387	9,662

	2,745,007	1,674,093	1,805,423

Costs and expenses
Costs applicable to sales—gold	1,536,326	1,092,825	1,065,853
Costs applicable to sales—base metals	35,622	—	—
Depreciation, depletion and amortization	505,598	301,563	320,697
Exploration and research	88,886	55,528	77,377
General and administrative	115,252	61,153	63,657
Interest, net of capitalized interest of $5,226, $10,633 and $5,534, respectively	129,565	98,080	106,120
Expenses for acquisition settlement	—	—	42,181
Write-down of assets	48,091	57,816	75,913
Merger and restructuring	—	60,510	6,897
Other	29,536	11,466	34,606

	2,488,876	1,738,941	1,793,301

Operating income (loss)	256,131	(64,848)	12,122
(Loss) gain on derivative instruments	(39,805)	1,797	26,796

Pre-tax income (loss) before minority interest, equity income (loss) of affiliates and cumulative effect of a change in accounting principle	216,326	(63,051)	38,918
Income tax (expense) benefit	(19,900)	59,268	(5,554)
Minority interest in income of subsidiaries	(97,442)	(65,374)	(92,814)
Equity income (loss) of affiliates	51,376	22,513	(17,690)

Net income (loss) before cumulative effect of a change in accounting principle	150,360	(46,644)	(77,140)
Cumulative effect of a change in accounting principle, net of tax of $4,147 and $5,833 in 2002 and 2000, respectively	7,701	—	(12,572)

Net income (loss)	158,061	(46,644)	(89,712)
Preferred stock dividends	(3,738)	(7,475)	(7,475)

Net income (loss) applicable to common shares	$154,323	$(54,119)	$(97,187)

Net income (loss)	$158,061	$(46,644)	$(89,712)
Other comprehensive (loss) income, net of tax	(54,578)	16,340	(526)

Comprehensive income (loss)	$103,483	$(30,304)	$(90,238)

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic	$0.40	$(0.28)	$(0.45)
Cumulative effect of a change in accounting principle per common share, basic	0.02	—	(0.06)

Net income (loss) per common share, basic	$0.42	$(0.28)	$(0.51)

Net income (loss) before cumulative effect of a change in accounting principle per common share, diluted	$0.39	$(0.28)	$(0.45)
Cumulative effect of a change in accounting principle per common share, diluted	0.02	—	(0.06)

Net income (loss) per common share, diluted	$0.41	$(0.28)	$(0.51)

Basic weighted average common shares outstanding	370,940	195,059	192,218

Diluted weighted average common shares outstanding	372,975	195,059	192,218

The accompanying notes are an integral part of these statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2002	2001
	(in thousands, except shares and per share)
ASSETS
Cash and cash equivalents	$401,683	$149,431
Short-term investments	13,188	8,185
Accounts receivable	44,510	19,088
Inventories	498,317	452,114
Prepaid taxes	28,335	29,229
Marketable securities of Lihir	—	66,918
Derivative instruments	4,575	—
Deferred stripping costs	32,085	71,486
Deferred income tax assets	51,451	7,792
Other current assets	39,112	42,780

Current assets	1,113,256	847,023
Property, plant and mine development, net	$2,317,880	$1,930,249
Mineral interests and other intangible assets, net	$1,415,348	$176,998
Investments	1,133,352	543,324
Deferred stripping costs	23,302	20,145
Long-term inventories	199,761	117,692
Derivative instruments	3,022	—
Deferred income tax assets	761,428	403,447
Other long-term assets	162,593	102,810
Goodwill	3,024,576	—

Total assets	$10,154,518	$4,141,688

LIABILITIES
Current portion of long-term debt	$115,322	$192,151
Accounts payable	105,277	80,884
Deferred income tax liabilities	28,469	32,919
Derivative instruments	74,999	—
Other accrued liabilities	369,396	214,065

Current liabilities	693,463	520,019
Long-term debt	1,701,282	1,234,718
Reclamation and remediation liabilities	302,648	176,934
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	388,659	—
Deferred income tax liabilities	656,452	140,800
Employee related benefits	219,991	159,542
Other long-term liabilities	364,376	93,220

Total liabilities	4,380,712	2,379,074

Commitments and contingencies (See Notes 11, 12, 25 and 26)
Minority interest in affiliates	354,558	262,848

STOCKHOLDERS’ EQUITY
Convertible preferred stock—$5.00 par value; 2.3 million authorized and 2.3 million authorized and issued, respectively	—	11,500
Common stock—$1.60 par value;
Authorized—750 million and 250 million shares, respectively Issued and outstanding—
Common: 353.2 million and 196.3 million shares issued, less 9 thousand and 150 thousand treasury shares, respectively	565,019	313,881
Exchangeable: 55.9 million and 0.0 million shares, less 7.1 million and 0.0 million redeemed shares, respectively, zero par value
Additional paid-in capital	$5,038,468	1,458,369
Accumulated other comprehensive loss	$(64,026)	(9,448)
Retained deficit	$(120,213)	(274,536)

Total stockholders’ equity	5,419,248	1,499,766

Total liabilities and stockholders’ equity	$10,154,518	$4,141,688

The accompanying notes are an integral part of these statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Amount	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)
		Shares	Amount
	(in thousands)
Balance at December 31, 1999	$11,500	191,541	$306,464	$1,436,366	$(25,262)	$(123,230)
Shares issued under retirement savings plans	—	408	825	9,547	—	—
Shares issued under stock compensation plans	—	216	193	2,195	—	—
Shares exchanged	—	263	420	(420)	—	—
Shares issued for acquisition settlement	—	2,628	4,205	35,795	—	—
Net loss	—	—	—	—	—	(89,712)
Common stock dividends	—	—	—	(20,165)	—	—
Preferred stock dividends	—	—	—	—	—	(7,475)
Foreign currency translation adjustments	—	—	—	—	(1,792)	—
Minimum pension liability adjustments	—	—	—	—	1,266	—

Balance at December 31, 2000	11,500	195,056	312,107	1,463,318	(25,788)	(220,417)
Shares issued under retirement savings plans	—	401	640	6,918	—	—
Shares issued under stock compensation plans	—	708	1,134	11,630	—	—
Net loss	—	—	—	—	—	(46,644)
Common stock dividends	—	—	—	(23,497)	—	—
Preferred stock dividends	—	—	—	—	—	(7,475)
Unrealized gain on marketable equity securities	—	—	—	—	18,290	—
Foreign currency translation adjustments	—	—	—	—	(3,241)	—
Minimum pension liability adjustments	—	—	—	—	453	—
Cumulative effect of change in accounting method for derivative instruments	—	—	—	—	1,703	—
Changes in fair value of cash flow hedge instruments	—	—	—	—	(865)	—

Balance at December 31, 2001	11,500	196,165	313,881	1,458,369	(9,448)	(274,536)
Redemption of convertible preferred stock	(11,500)	4,413	7,060	6,306	—	—
Shares issued under retirement savings plans	—	291	465	7,132	—	—
Shares issued under stock compensation plans	—	4,117	6,522	64,032	—	—
Common shares issued for acquisitions	—	141,166	225,867	2,456,630	—	—
Exchangeable shares issued for acquisitions	—	55,874	—	1,061,730	—	—
Options and warrants assumed for acquisitions	—	—	—	43,606	—	—
Shares issued in exchange for exchangeable shares	—	—	11,224	(11,224)	—	—
Net income	—	—	—	—	—	158,061
Common stock dividends	—	—	—	(48,113)	—	—
Preferred stock dividends	—	—	—	—	—	(3,738)
Unrealized gain (loss) on marketable equity securities	—	—	—	—	(12,824)	—
Foreign currency translation adjustments	—	—	—	—	3,622	—
Minimum pension liability adjustments	—	—	—	—	(28,655)	—
Changes in fair value of cash flow hedge instruments	—	—	—	—	(16,721)	—

Balance at December 31, 2002	$—	402,026	$565,019	$5,038,468	$(64,026)	$(120,213)

The accompanying notes are an integral part of these statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Operating Activities
Net income (loss)	$158,061	$(46,644)	$(89,712)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	505,598	301,563	320,697
Amortization of deferred stripping costs, net	37,195	37,410	69,577
Deferred tax benefit	(100,291)	(91,487)	(64,886)
Foreign currency exchange loss	1,259	5,088	6,177
Minority interest, net of dividends	68,598	60,029	63,010
Undistributed (gains) losses of affiliated companies	(35,595)	(22,275)	17,690
(Gain) loss on marketable securities of Lihir	(47,298)	—	23,863
Stock issued for acquisition settlement	—	—	40,000
Write-down of assets	48,091	57,816	75,913
Amortization of put option premiums	—	—	19,149
Cumulative effect of change in accounting principle, net	(7,701)	—	12,572
Noncash merger and restructuring expenses	—	14,667	—
Gain on asset sales and other	(6,780)	(5,402)	(3,015)
Unrealized (gain) loss on derivative instruments	37,342	(1,797)	(26,796)
Other operating adjustments	(648)	—	—
(Increase) decrease in operating assets:
Accounts receivable	24,867	5,278	(8,337)
Inventories	(9,546)	35,547	(21,249)
Other assets	52,383	16,128	(20,256)
Increase (decrease) in operating liabilities:
Accounts payable, deferred revenue and other accrued liabilities	(12,216)	(15,099)	57,013
Derivative instruments	(45,059)	—	—
Other liabilities	2,048	18,848	62,857

Net cash provided by operating activities	670,308	369,670	534,267

Investing Activities
Additions to property, plant and mine development	(300,057)	(389,964)	(387,437)
Proceeds from sale of short-term investments	404,447	—	—
Proceeds from sale of marketable securities of Lihir	84,002	—	—
Proceeds from sale of other investments and assets	11,654	—	—
Proceeds from settlement of cross currency swaps	50,816	—	—
Settlement of derivative instruments	(21,056)	—	—
Advances to joint ventures and affiliates	(24,750)	(209)	(78,827)
Cash consideration for Normandy shares	(461,717)
Cash received from acquisitions, net of transaction costs	371,417	—	(54,700)
Proceeds from asset sales and other	(2,646)	5,146	10,480

Net cash provided by (used in) investing activities	112,110	(385,027)	(510,484)

Financing Activities
Proceeds from short-term debt	—	—	10,000
Repayments of short-term debt	—	(10,000)	—
Proceeds from long-term debt	493,371	1,021,650	497,000
Repayments of long-term debt	(1,040,807)	(941,644)	(543,631)
Dividends paid on common and preferred stock	(49,982)	(30,972)	(27,640)
Decrease (increase) in restricted cash	—	40,000	(2,146)
Proceeds from stock issuances	67,346	7,516	2,113
Other	(3)	(1,464)	(1,078)

Net cash provided by (used in) financing activities	(530,075)	85,086	(65,382)

Effect of exchange rate changes on cash	(91)	2,144	(3,675)

Net change in cash and cash equivalents	252,252	71,873	(45,274)
Cash and cash equivalents at beginning of year	149,431	77,558	122,832

Cash and cash equivalents at end of year	$401,683	$149,431	$77,558

See Note 23 for supplemental cash flow information.

The accompanying notes are an integral part of these statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    THE COMPANY

Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) predominantly operate in a single industry as a worldwide corporation engaged in gold production, exploration for gold, and acquisition of gold properties. Newmont also has base metal operations engaged in copper and zinc production, exploration operations engaged in greenfields exploration activities not associated with our existing operating and development properties and merchant banking operations. These consolidated financial statements give effect to the acquisitions discussed below.

On February 13, 2002, Newmont stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions (described in Note 3) and to create a flexible corporate structure. Newmont merged with an indirect, wholly-owned subsidiary that resulted in Newmont (or “Old Newmont”) becoming a direct, wholly-owned subsidiary of a newly formed holding company. The new holding company, previously a direct, wholly-owned subsidiary of Old Newmont, was renamed Newmont Mining Corporation. There was no impact to the Consolidated Financial Statements of Newmont as a result of this restructuring and former stockholders of Old Newmont became stockholders of the new holding company. Old Newmont was subsequently renamed Newmont USA Limited.

Operations

The Company’s sales result from operations in the United States, Canada, Mexico, Peru, Bolivia, Australia, New Zealand, Indonesia, Uzbekistan and Turkey. Gold mining requires the use of specialized facilities and technology. The Company relies heavily on such facilities and technology to maintain its production levels. Also, the cash flow and profitability of the Company’s current operations are significantly affected by the market price of gold and copper. These commodity prices can fluctuate widely and are affected by numerous factors beyond the Company’s control.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Newmont Mining Corporation and the more-than-50%-owned subsidiaries that it controls. The Company also includes its pro-rata share of assets, liabilities and operations for unincorporated joint ventures and similar entities in which it has an interest. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar. The results of operations of Normandy Mining Limited and Franco-Nevada Mining Corporation Limited have been included in the accompanying Consolidated Financial Statements from February 16, 2002 forward. See Note 3, Acquisitions and Mergers.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in United States Treasury bills and high-quality commercial paper and time deposits.

Investments

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost, which approximates market, and include Euro, government and corporate obligations rated AA or higher. The Company had no investments classified as held to maturity at December 31, 2002 or 2001, respectively.

Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with any investments in equity securities. Securities classified as available for sale are marked to market at each period end. Changes in value on such securities are recorded, net of tax, as a component of Other comprehensive income (loss), net of tax. If declines in value are deemed other than temporary, losses are reflected in Net income (loss).

Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control, are accounted for by the equity method and are included in long-term assets. Income or loss from such investments is included in Note 9, Investments and Equity Income (Loss) of Affiliates.

Inventories

In general, costs that are incurred in or benefit the productive process are inventoried. Inventories are carried at the lower of average cost or net realizable value. The current portion of inventories is determined based on the expected amounts to be processed within the next twelve months. Inventories not expected to be processed within the next twelve months are classified as long-term.

The major classifications of inventory are as follows:

Stockpiles

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons (via truck counts and/or in-pit surveys of the ore before stockpiling) added and removed from the stockpile, the number of contained ounces (based on assay data) and the recovery percentage (based on the process for which the ore is destined). Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation and amortization relating to mining operations. Value is added to a stockpile based on the current mining cost per ton plus applicable depreciation and amortization and removed at the average cost per recoverable ounce of gold in the stockpile.

Ore on Leach Pad

The recovery of gold from certain oxide ores is best achieved through the heap leaching process. Under this method, ore is placed on leach pads where it is permeated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a leach plant where the gold-in-solution is recovered. For accounting purposes, value is added to leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Value is removed from the leach pad as ounces are recovered in circuit at the leach plant based on the average cost per recoverable ounce of gold on the leach pad.

The engineering estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The current portion of leach pad inventories is determined based on engineering estimates of the quantities of gold at the balance sheet date that are expected to be recovered during the next twelve months.

In-process

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific mining operation, but include mill in-circuit, leach in-circuit, flotation and column cells, and carbon in-pulp inventories. In-process material is measured based on assays of the material fed to process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed to process attributable to the source material coming from the mine, stockpile or leach pad plus the in-process conversion costs, including applicable depreciation relating to the process facility, incurred to that point in the process.

Precious Metals

Precious metals inventories represent saleable gold doré or gold bullion and are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus refining costs.

Property, Plant and Mine Development

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities. Productive lives range from 2 to 21 years, but do not exceed the related estimated mine life based on proven and probable reserves.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves. At the Company’s surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable ounces mined from proven and probable reserves. To the extent that these costs benefit the entire ore body, they are amortized over the estimated life of the ore body. Costs incurred

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore area.

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

Mineral Interests and Other Intangible Assets

Mineral interests and other intangible assets include acquired proven and probable reserves, undeveloped mineral interests and royalty interests.

Mineral Interests

Undeveloped mineral interests include: (i) Other mineralized material includes primarily inferred material within pits; measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves; and inferred material in close proximity to proven and probable reserves; (ii) Around-mine exploration potential includes primarily inferred material not immediately adjacent to existing reserves and mineralization but located within the immediate mine infrastructure; and (iii) Other exploration potential is not part of measured, indicated or inferred material and is comprised mainly of material outside of the immediate mine area.

Proven and probable reserves are amortized on a UOP basis over the respective mine lives. Undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives taking into account residual values. At such time as an undeveloped mineral interest is converted to proven and probable reserves, the remaining unamortized basis is amortized on a UOP basis as described above.

Royalty Interests

Royalty interests associated with proven and probable reserves are amortized on a UOP basis over the respective mine lives based on proven and probable reserves. Royalty interests associated with undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives. At such time as the associated undeveloped mineral interest is converted to proven and probable reserves, the remaining unamortized basis in the royalty interest is amortized on a UOP basis as described above.

Residual Values

Residual values for undeveloped mineral interests represent the expected fair value of the interests at the time the Company plans to convert, develop, further explore or dispose of the interests. The residual values range from zero to 90% of the gross carrying value of the respective undeveloped mineral interests.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Useful Lives

Determination of expected useful lives for amortization calculations are made on a property-by-property basis. Mineral interests associated with operating mines and royalty interests are amortized over the estimated life of the mine. Mineral interests, not associated with operating mines, generally greenfields exploration properties, would normally be cycled through Newmont’s exploration process in 3 to 5 years and accordingly, the Company’s amortization period for greenfields exploration properties is the period in which the Company expects to complete its exploration process.

The range of useful lives currently associated with assets amortized on a straight-line basis is from 3 to 35 years. The range of useful lives currently associated with assets amortized on a UOP basis is from 3 to 35 years.

The Company evaluates the residual value and the associated remaining amortization period on a property-by-property basis at least annually. Any changes in estimates of useful lives and residual values are accounted for prospectively from the date of the change in accordance with Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes.” See Note 8 for additional disclosures associated with Mineral interests and other intangible assets, net.

Asset Impairment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable ounces, gold prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. The term “recoverable ounces” refers to the estimated amount of gold that will be obtained from proven and probable reserves after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, all assets at a particular operation are used together to generate cash flow. Assumptions underlying future cash flow estimates are subject to risks and uncertainties.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model, based on the framework of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002, and there was no impact upon adoption.

Revenue Recognition

The Company changed its accounting method for revenue recognition in the fourth quarter of 2000, effective January 1, 2000, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, such that revenue is recognized when the price is determinable and upon delivery and transfer of title of gold to the customer. Previously, revenue was recognized when the production process was complete or when gold was poured in doré form at the mine.

Revenues from silver sales are credited to production costs as a by-product credit.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Stripping Costs

In general, mining costs are charged to Costs applicable to sales as incurred. However, at open-pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there could be greater volatility in the Company’s period-to-period results of operations.

At the Company’s gold mining operations, deferred stripping costs are charged to Costs applicable to sales as gold is produced and sold using the UOP method based on estimated recoverable ounces of proven and probable gold reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold is produced (see Note 29 for more information). The application of the deferred stripping accounting method generally results in an asset on the Consolidated Balance Sheets (Deferred stripping costs), although a liability will arise the actual stripping ratio incurred to date is less than the expected waste to ore ratio over the life of the mine.

The average remaining life of the open-pit mine operations where the Company defers mining costs is five years, which represents the average time period over which the deferred stripping costs will be amortized. The amortization of deferred stripping costs is reflected in the income statement over the remaining life of the open-pit mine operations so that no unamortized balance remains at mine closure. Cash flows from the Company’s individual mining operations are reviewed regularly, and at least annually, for the purpose of assessing whether any write downs to the deferred stripping cost balances are required.

Newmont has classified these costs as Deferred stripping costs on the Consolidated Balance Sheets. Total deferred stripping costs as of December 31, 2002 and 2001 were $55.4 million and $91.6 million, respectively, including current portions of $32.1 million and $71.5 million, respectively. Additions to deferred stripping costs are included as a component of Amortization of deferred stripping costs, net in Operating activities in the Statements of Consolidated Cash Flows. Net additions to deferred stripping costs for the years ended as of December 31, 2002, 2001 and 2000 were $37.2 million, $37.4 million and $69.6 million, respectively.

Reclamation and Remediation Costs

Estimated future reclamation costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when the Company will record the estimated present value of reclamation liabilities and increase the carrying amount of the related asset. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. Please refer to Recent Accounting Pronouncements later in this note for more information.

Income and Mining Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates a net deferred income tax liability or net deferred income tax asset for the Company as of the end of the year, as measured by the statutory tax rates in effect as enacted. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year. Mining taxes represent Canadian provincial taxes levied on mining operations and are classified as income taxes as such taxes are based on a percentage of mining profits. With respect to the earnings that the Company derives from the operations of its consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of these consolidated companies.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Stockholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in Dividends, interest, foreign currency exchange and other income. References to “A$” refers to Australian currency, “CDN$” to Canadian currency and “$” or “US$” to United States currency.

Sales Contracts, Commodity and Derivative Instruments

Derivative contracts qualifying as normal purchases and sales are accounted for under deferral accounting. Gains and losses arising from changes in the fair value of the contracts before the contracts’ designated delivery date are not recorded, and the contract price is recognized in Sales following settlement of the contract by physical delivery of production to the counterparty at contract maturity.

The fair values of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from the sale of production (the “effective portion”), changes in fair value are deferred in Accumulated other comprehensive income (loss) (“OCI”). Amounts deferred in OCI are reclassified to Sales when the underlying production is sold. The ineffective portion of the change in the fair value of the derivative is recorded in Gain (loss) on derivative instruments in each period.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the accumulated OCI at the settlement date is deferred and reclassified to Sales when the originally designated underlying production is sold.

The fair values of derivative contracts qualifying as fair value hedges are reflected as assets or liabilities in the balance sheet. Changes in fair value are recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged asset or liability in income. Changes in the mark-to-market value of interest rate swaps utilized by the Company to reduce interest rate risks are recognized as a component of Interest, net of capitalized interest.

The fair value of all derivative contracts that do not qualify as hedges are reflected as assets or liabilities, with the change in fair value recorded in Gain (loss) on derivative instruments, except for changes in fair value of foreign currency exchange contracts, which are recorded in Dividends, interest, foreign currency exchange and other income.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either Other comprehensive income (loss), net of tax or Net income (loss), depending on the nature of the instrument. The Company made no substantive changes to its risk management strategy as a result of adopting SFAS No. 133. Derivative documentation policies were revised as necessary to comply with the new standard.

Earnings Per Common Share

Basic and diluted earnings or (loss) per share are presented for Net income (loss) and, if applicable, for Net income (loss) before the cumulative effect of a change in accounting principle. Basic earnings or (loss) per share is computed by dividing Net income (loss) by the weighted-average number of outstanding common shares for the period, including the Newmont exchangeable shares (see Note 3). Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, which may require the issuance of common shares in the future, were converted. Diluted earnings per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

Comprehensive Income

In addition to net income, comprehensive income includes all changes in equity during a period, such as adjustments to minimum pension liabilities, foreign currency translation adjustments, the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges and cumulative unrecognized changes in fair value of marketable securities held for sale or other investments, except those resulting from investments by and distributions to owners.

Use of Estimates

The preparation of Newmont’s Consolidated Financial Statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. These estimates and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which Newmont’s financial status depends are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, and/or assumptions of future gold prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets, and the ability to realize income tax benefits associated with deferred tax assets. Other significant assumptions that affect the Company’s estimates regarding impairments of long-lived assets and the realizable amounts of deferred tax assets are estimated future production costs and capital expenditures. Estimates of proven and probable reserves, as well as estimates of the useful lives of buildings and equipment, also affect the rate at which depreciation, depletion and amortization are charged to earnings. In addition, management has estimated future costs associated with reclamation of mining properties as well as remediation costs for inactive properties to accrue for such obligations. The Company’s portfolio of derivatives includes complex gold and other instruments. Management applies significant judgment in estimating the fair values of such instruments that are highly sensitive to assumptions regarding gold and other commodity prices, currency exchange rates, gold lease rates and interest rates. Management also applies considerable judgment to determining whether losses from environmental, legal and other contingencies are probable, and if so, how much to accrue for each contingency. Management engaged independent appraisers to allocate the purchase price of Normandy and Franco-Nevada to the acquired assets and assumed liabilities at their fair values; the determination of such fair values were dependent upon assumptions regarding the estimated future cash flows from each acquired mining operation and other factors, including Management’s intent and ability to renew leases where the term of the current lease is not sufficient to recover all of the identified and valued proven and probable reserves and undeveloped mineral interests. Furthermore, the Company allocated the excess of purchase price over the fair value of the acquired net assets (i.e. goodwill) to reporting units based upon independent appraisals. This allocation was primarily based upon assumptions regarding the ability of Newmont’s exploration program to continue to make discoveries consistent with historical results, the ability of Newmont Capital to continue to engage in mergers, acquisitions and other deals to enhance shareholder value consistent with historical results and the ability of the Company to realize certain synergies at specific mining operations. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. Upon adoption as required on January 1, 2002, the Company reclassified $177.0 million of mineral interest intangible assets, as defined by SFAS 142, from Property, plant and mine development, net to Mineral interests and other intangible assets, net. The Company now amortizes the carrying values of intangible assets taking into account residual values, over their useful lives. As discussed in Note 3, the 2002 acquisitions of Normandy and Franco-Nevada were accounted for as purchases under SFAS 141 and a significant portion of the $4.3 billion purchase price represents goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as required by SFAS 142.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted as required on January 1, 2003, when Newmont recorded the estimated fair value of reclamation liabilities (“asset retirement obligation” or “ARO”) and increased the carrying amount of the related assets (asset retirement cost or “ARC”) to be retired in the future. The ARC will be depreciated over the life of the related assets and will be adjusted for changes resulting from revisions to either the timing or amount of the original ARO fair value estimate. Newmont expects to record approximately $60 to $75 million in the ARC,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net, increases of approximately $110 million to $135 million to the ARO, increases of approximately $1 million to $3 million to accrued liabilities for worker participation bonuses in Peru, increases to deferred tax assets of approximately $10 million to $14 million, a reduction to Newmont’s investment in Batu Hijau of approximately $3 million to $9 million, and a reduction in minority interest in subsidiaries of approximately $14 million to $18 million, at January 1, 2003, with a cumulative effect of adoption of approximately $30 million to $40 million to be recorded in results of operations in the first quarter of 2003.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model, based on the framework of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, for long-lived assets to be disposed of by sale. The statement was adopted January 1, 2002 and there was no impact in the Company’s financial position or results of operations upon adoption.

In May 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement nullified SFAS 4, SFAS 44 and SFAS 64 and established that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement also amends SFAS Statement No. 13 “Accounting for Leases” to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to various other FASB statements. For the provisions of the statement relating to the extinguishment of debt, SFAS 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to SFAS 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002. There was no impact in the Company’s financial position or results of operations upon adoption.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” which addressed financial accounting and reporting for costs associated with exit or disposal activities. It nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as was required under EITF No. 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and we do not anticipate any impact in the Company’s financial position or results of operations upon adoption except with respect to those exit or disposal activities that are initiated by the Company after that date.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” to provide alternative methods for voluntary transition to the fair value based method of accounting for stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years ending after December 15, 2002.

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements 5, 57, 107 and Rescission of FASB Interpretation No. 34.” FIN 45 requires recognition and measurement of guarantees entered into or modified beginning on January 1, 2003 and requires expanded disclosure of guarantees

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of December 31, 2002. The Company has conformed its disclosures with respect to guarantees outstanding at December 31, 2002 to the requirements of FIN 45.

In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities”, which provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 impacts accounting for variable interest entities created after January 31, 2003 and requires expanded disclosure of variable interest entities for financial statement issued after January 31, 2003. The Company has determined that there will be no impact on its financial position and results of operations upon adoption.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2002 presentation, including the Gain (loss) on marketable securities of Lihir in the year 2000 on the face of the Statements of Consolidated Operations and Comprehensive Income (Loss).

NOTE 3    ACQUISITIONS AND MERGERS

On February 16, 2002, pursuant to a Canadian Plan of Arrangement, Newmont acquired 100% of Franco-Nevada Mining Corporation Limited (“Franco-Nevada”) in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock, or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to Newmont common shares. On February 20, 2002, Newmont obtained control of Normandy through a tender offer for all of the ordinary shares of Normandy Mining Limited (“Normandy”). For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received an irrevocable tender from shareholders for more than 50% of the outstanding shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying financial statements from February 16, 2002 forward. On February 26, 2002, when the tender offer for Normandy expired, Newmont controlled more than 96% of Normandy’s outstanding shares. Newmont exercised its rights to acquire the remaining shares of Normandy in April 2002. Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depository receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia.

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

The purchase price for these acquisitions totaled $4.3 billion, composed of 197.0 million Newmont shares (or share equivalents), $461.7 million in cash and approximately $90.3 million of direct costs. The value of Newmont shares (or share equivalents) was $19.01 per share based on the average market price of the shares over the two-day period before and after January 2, 2002, the last trading day before the final and revised terms for the Normandy and Franco-Nevada acquisitions were announced.

The combination of Newmont, Normandy and Franco-Nevada was designed to create a platform for rational growth and for delivering superior returns to shareholders. With a larger global operating base, a broad and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balanced portfolio of development projects and a stable income stream from mineral royalties and investments, the combined company will have opportunities to optimize returns, realize synergies through rationalization of corporate overhead and exploration programs, realize operating efficiencies, reduce operating and procurement costs and reduce interest expense and income taxes. The acquisitions resulted in approximately $3.0 billion of goodwill primarily related to the merchant banking business, the combined global exploration programs and expertise, and the synergies discussed above.

The acquisitions were accounted for using the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill was assigned to specific reporting units. Goodwill and other identifiable intangibles not subject to amortization will be reviewed for possible impairment at least annually or more frequently when an event or change in circumstances indicates that a reporting unit’s carrying amount is greater than its fair value. In conjunction with the preparation of the Consolidated Financial Statements for 2002, the Company finalized the purchase price allocation for the Normandy and Franco-Nevada acquisitions.

The following reflects the final purchase price allocation for the acquisition of 100% of Normandy (in millions, except per share data):

Shares of Newmont common stock issued to Normandy stockholders, including shares attributable to Franco-Nevada’s 19.8% investment in Normandy	86.5
Value of Newmont stock per share	$19.01

Fair value of Newmont common stock issued	$1,644.2
Plus—Cash consideration of A$0.50 per share	461.7
Plus—Fair value of Normandy stock options cancelled by Newmont	5.9
Plus—Estimated direct acquisition costs incurred by Newmont	61.3

Total Purchase Price	2,173.1
Plus—Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrued acquisition costs and settlement of stock options	191.6
Long-term debt, including current portion	913.7
Derivative instrument liabilities	422.8
Deferred tax liabilities	400.6
Other long-term liabilities	373.7
Minority interests acquired	33.8
Less—Fair value of assets acquired by Newmont:
Current assets	(350.0)
Property, plant and equipment …	(493.1)
Intangible assets
Proven and probable reserves	(433.2)
Undeveloped mineral interests	(589.3)
Other intangible assets	(12.9)
Equity investments in mining operations	(222.1)
Deferred tax assets	(308.5)
Other long-term assets	(205.9)

Residual purchase price allocated to goodwill	$1,894.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following reflects the final purchase price allocation for the acquisition of 100% of Franco-Nevada (in millions, except per share data):

Shares of Newmont common stock (or equivalents) issued to Franco-Nevada stockholders, excluding shares attributable to Franco-Nevada’s 19.8% investment in Normandy	110.5
Value of Newmont stock per share	$19.01

Fair value of Newmont common stock issued	$2,101.6
Plus—Fair value of Franco-Nevada options assumed by Newmont	30.3
Plus—Fair value of Franco-Nevada warrants assumed by Newmont	13.3
Plus—Estimated direct acquisition costs incurred by Newmont	29.0

Total Purchase Price	2,174.2
Plus—Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrual of acquisition costs	16.5
Deferred tax liability	101.3
Other liabilities	121.4
Less—Fair value of assets acquired by Newmont:
Current assets	(704.3)
Intangible mining royalty properties	(351.4)
Investments in affiliated companies and other (excluding the 19.8% interest in Normandy)	(227.4)

Residual purchase price allocated to goodwill	$1,130.3

The purchase price allocation was completed with assistance from independent appraisers and resulted in recording the acquired assets and assumed liabilities of Normandy and Franco-Nevada at fair market value.

Normandy

Significant elements of the final Normandy allocation are as follows: (i) property, plant and equipment was adjusted to estimated fair value based on the replacement cost of land, buildings and equipment; (ii) intangible assets, including proven and probable reserves and undeveloped mineral interests, were adjusted to estimated fair value based on the quantity of material, the estimated future production costs and capital expenditures required to produce the material at each site; and (iii) other long-term liabilities have been adjusted to the fair value of reclamation and remediation liabilities. Undeveloped mineral interests include: (a) Other mineralized material includes primarily inferred material within pits; measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves; and inferred material in close proximity to proven and probable reserves; (b) Around-mine exploration potential includes primarily inferred material not immediately adjacent to existing reserves and mineralization but located within the immediate mine infrastructure; and (c) Other exploration potential is not part of measured, indicated or inferred material and is comprised mainly of material outside of the immediate mine area.

Proven and probable reserves, other mineralized material and around-mine exploration potential have been valued based on estimated discounted cash flows from future production of each class of material. Other exploration potential has been valued based on recent market comparables for sales of similar properties.

Proven and probable reserves will be amortized on a UOP basis over the respective mine lives. Other mineralized material, around-mine exploration potential and other exploration potential will be amortized on a straight-line basis over their estimated useful lives, taking into account residual values. The Company has the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ability and intent to renew mineral leases where the existing lease term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineral interests.

The fair value assigned to property, plant and equipment and reclamation and remediation liabilities increased by $57.2 million and $39.9 million, respectively, between the preliminary and final purchase price allocation. Between the preliminary and final purchase price allocation, the fair value assigned to proven and probable reserves and other mineralized material decreased by $302.8 million and $52.0 million, respectively. The residual purchase price allocated to goodwill increased by $493.9 million from the preliminary purchase price allocation to $1,894.3 million in the final purchase price allocation.

Franco-Nevada

Significant elements in the final Franco-Nevada allocation are as follows: (i) intangible mining royalty properties were adjusted to estimated fair value based on the expected returns on those royalties; and (ii) investments in affiliated companies were adjusted for the estimated fair value of the investment in Echo Bay.

Royalties associated with proven and probable reserves will be amortized on a UOP basis over the respective mine lives. Royalties associated with undeveloped mineral interests will be amortized on a straight-line basis over their estimated useful lives.

The fair value assigned to royalty properties decreased by $52.8 million between the preliminary and final purchase price allocation, offset by a $119.4 million increase in fair value assigned to the investments in affiliated companies. The residual purchase price allocated to goodwill decreased by $38.2 million from the preliminary purchase price allocation to $1,130.3 in the final purchase price allocation.

As part of the purchase of Normandy and Franco-Nevada in 2002, Newmont also acquired identifiable intangible assets of $12.9 million, primarily for an exploration statistical database. These identifiable intangible assets are not subject to amortization and will be tested for impairment at least annually.

Newmont has allocated the goodwill arising from the Normandy and Franco-Nevada acquisitions primarily to the merchant banking and exploration reporting units based on the valuations of those businesses and to specific mine site reporting units based on the mine specific synergies arising from the combination of Newmont, Normandy and Franco-Nevada that are expected to be realized in the future. Newmont’s allocation of goodwill (see below) to the merchant banking reporting unit assumes the Company will continue to realize above average investment returns from various types of transactions such as mergers, acquisitions, joint ventures, investments in royalty interests and disposals of different interests in mining projects. The allocation of goodwill to the Company’s exploration reporting unit assumes above average investment returns from the exploration and development of additional proven and probable reserves. The allocation of goodwill to anticipated synergies at the Company’s various mine site reporting units assumes such operational synergies will be realized. A change in these assumptions based on a change in local or global gold markets and conditions could trigger a future impairment of goodwill. The Company does not currently anticipate goodwill related to these acquisitions will be deductible for tax purposes.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of goodwill by reporting unit as of December 31, 2002 is summarized in the following table (in millions):

	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Purchase price allocation	40.9	—	40.9	—	—	—
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at December 31, 2002	$40.9	$—	$40.9	$—	$—	$—

	Pajingo	Other Australia	Total Australia	Zarafshan -Newmont	Other International Operations	Total Gold
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Purchase price allocation	56.9	140.8	197.7	—	—	238.6
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at December 31, 2002	$56.9	$140.8	$197.7	$—	$—	$238.6

		Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2002		$—	$—	$—	$—	$—
Purchase price allocation		31.5	1,129.5	1,625.0	—	3,024.6
Impairment losses		—	—	—	—	—
Gain (loss) on disposal of separate reporting units		—	—	—	—	—

Balance at December, 2002		$31.5	$1,129.5	$1,625.0	$—	$3,024.6

The following unaudited pro forma data reflect the consolidated results of operations of Newmont as if the acquisitions of Normandy and Franco-Nevada had taken place on January 1, 2002 and 2001, respectively (in millions, except per share data):

	Years Ended December 31,
	2002	2001
	(unaudited)
Sales and other income	$2,903.7	$2,667.0
Net income (loss) applicable to common shares before cumulative effect of a change in accounting principle	$15.1	$(283.6)
Net income (loss) applicable to common shares	$22.8	$(283.6)
Basic and diluted income (loss) per common share before cumulative effect of a change in accounting principle	$0.04	$(0.72)
Basic and diluted income (loss) per common share	$0.06	$(0.72)

Basic weighted average common shares outstanding	398.7	392.5
Diluted weighted average common shares outstanding	400.6	392.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On a pro forma basis during the years ended 2002 and 2001, the net income (loss) includes mark-to-market losses on derivative instruments totaling $202.4 million and $33.8 million, respectively, net of tax. The above pro forma amounts do not include the application of hedge accounting prior to the acquisition to significant portions of acquired derivative instruments as hedge accounting documentation was not in place during these periods. The net loss for the year ended December 31, 2001 includes $60.5 million of expenses, net of tax, associated with Newmont’s merger with Battle Mountain Gold Company (“Battle Mountain”). The pro forma information is not indicative of the results of operations that would have occurred had the acquisitions been consummated on January 1, 2001 and 2002, respectively. The information is not indicative of the combined Company’s future results of operations.

Battle Mountain Merger

On January 10, 2001, the Company completed a merger with Battle Mountain Gold Company (“Battle Mountain”) pursuant to an agreement and plan of merger, dated as of June 21, 2000, under which each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive 0.105 shares of Newmont, resulting in the issuance of approximately 24.1 million shares. The Company also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The merger was accounted for as a pooling of interests, and as such, the Consolidated Financial Statements include Battle Mountain’s financial data as if Battle Mountain had always been part of Newmont.

The Company incurred merger expenses totaling $35 million, of which $20 million related to investment advisory and professional fees and $15 million to employee benefit and severance costs. The majority of such expenses were charged to income in 2001.

The following table sets forth results of operations of the previously separate companies for the periods before the combination:

Year Ended December 31, 2000
(in millions)
Sales
Pre-merger:
Newmont	$1,564.5
Battle Mountain	254.5

Post-merger:	$1,819.0

Net income (loss) applicable to common shares:
Pre-merger:
Newmont	$(13.1)
Battle Mountain	(84.1)

Post-merger:	$(97.2)

NOTE 4    INVESTMENTS IN DEBT AND EQUITY SECURITIES

Lihir Gold

Battle Mountain held a 50.45% interest in Niugini Mining and, through this interest at December 31, 1999, held a 7.52% interest in Lihir Gold, which operates a gold mine in Papua New Guinea. In February 2000, Lihir Gold merged with Niugini Mining whereby Niugini Mining shareholders received one share of Lihir Gold for each share of Niugini Mining, together with one additional share of Lihir Gold for each A$1.45 of Niugini Mining’s net cash balance of $54.7 million. As a result of the merger, Battle Mountain received 111.3 million

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of Lihir Gold, representing a 9.74% interest reflected in Marketable securities of Lihir, which was accounted for as a cost investment available for sale. Prior to 2000, Niugini Mining was consolidated into the Company’s results and its interest in Lihir Gold was accounted for as an equity investment. At December 31, 2000, Lihir securities were written down by $23.9 million as an other than temporary loss resulting from the length of time and extent to which the market value of the investment had been less than the cost basis. During 2001, unrealized holding gains of $18.3 million, net of tax, were credited to Other comprehensive income (loss), net of tax to reflect the market value increase throughout the year, leaving a fair value at December 31, 2001 of $66.9 million. On April 12, 2002, Newmont sold its 9.74% equity holding in Lihir Gold through a block trade to Macquarie Equity Capital Markets Limited in Australia for approximately $84 million, resulting in the recognition of a pre-tax gain of approximately $47.3 million in the statement of consolidated operations.

Sales of Debt Securities

As part of the Franco-Nevada acquisition, the Company acquired significant investments in marketable debt securities. These debt securities were classified as available for sale and recorded at fair value of $402.6 million under purchase accounting. All such securities were sold immediately after the Franco-Nevada acquisition for net proceeds of $402.9 million, resulting in the recognition of a pre-tax gain of $0.3 million, which is included in Dividends, interest, foreign currency exchange and other income.

NOTE 5    INVENTORIES

	At December 31,
	2002	2001
	(in thousands)
Current:
Stockpiles	$104,997	$168,501
Ore on leach pad	223,996	147,656
In-process	46,435	32,297
Precious metals	19,467	10,179
Materials and supplies	103,310	92,556
Other	112	925

	$498,317	$452,114

Long-term:
Stockpiles	$136,116	$18,464
Ore on leach pad	63,645	99,228

	$199,761	$117,692

NOTE 6    DEFERRED STRIPPING COSTS

Movements in the deferred stripping costs balance were as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Opening balance	$91,631	$129,041	$198,618
Additions	65,371	11,638	33,502
Amortization	(101,615)	(49,048)	(103,079)

Closing balance	$55,387	$91,631	$129,041

See Notes 2 and 29 for additional information concerning deferred stripping.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7    PROPERTY, PLANT AND MINE DEVELOPMENT

	At December 31, 2002			At December 31, 2001
	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(in thousands)
Land	71,521	—	71,521	86,388	—	86,388
Buildings and equipment	4,129,292	(2,376,431)	1,752,861	3,491,231	(2,068,149)	1,423,082
Mine development	1,005,166	(580,594)	424,572	842,409	(519,484)	322,925
Construction-in-progress	68,926	—	68,926	97,854	—	97,854

Total	$5,274,905	$(2,957,025)	$2,317,880	4,517,882	$(2,587,633)	$1,930,249

Leased assets included above in property, plant and mine development are as follows:
Leased Assets	$361,889	$(146,884)	$215,005	371,948	$(124,751)	$247,197

NOTE 8    MINERAL INTERESTS AND OTHER INTANGIBLE ASSETS

	At December 31, 2002			At December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Mineral Interests:
Producing property
Proven and probable reserves	712,098	(325,822)	386,276	365,566	(205,716)	159,850
Undeveloped mineral interests	341,205	(3,653)	337,552	17,148	—	17,148
Royalties—net smelter returns	222,614	(12,751)	209,863	—	—	—
Royalties—net profit interest	17,340	(3,231)	14,109	—	—	—

	1,293,257	(345,457)	947,800	382,714	(205,716)	176,998

Non-producing property
Proven and probable reserves	92,757	—	92,757	—	—	—
Undeveloped mineral interests	291,079	(4,796)	286,283	—	—	—
Royalties—net smelter returns	7,021	(314)	6,707	—	—	—
Royalties—net profit interest	5,921	(50)	5,871	—	—	—

	396,778	(5,160)	391,618	—	—	—

Total mineral interests	1,690,035	(350,617)	1,339,418	382,714	(205,716)	176,998

Oil and gas:
Producing property
Royalties—net refining returns	37,964	(3,842)	34,122	—	—	—
Working interest	18,430	(1,400)	17,030	—	—	—

	56,394	(5,242)	51,152	—	—	—

Non-producing property
Royalties—net refining returns	4,751	—	4,751	—	—	—
Working interest	7,090	—	7,090	—	—	—

	11,841	—	11,841	—	—	—

Total oil and gas	68,235	(5,242)	62,993	—	—	—

Other	12,937	—	12,937	—	—	—

Total	$1,771,207	$(355,859)	$1,415,348	$382,714	$(205,716)	$176,998

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s mineral interests and oil and gas interests intangible assets are subject to amortization. The amounts of residual values and the weighted average amortization periods were as follows at December 31, 2002:

	Residual Values	Weighted Average Amortization Period (in years)
	(in thousands)
Mineral Interests:
Producing property
Proven and probable reserves	$—	16
Undeveloped mineral interests	320,724	12
Royalties net smelter returns	—	25
Royalties net profit interest	—	11

		16

Non-producing property
Proven and probable reserves	—	16
Undeveloped mineral interests	173,720	15
Royalties net smelter returns	—	10
Royalties net profit interest	—	35

		15

Oil and gas:
Producing property
Royalties net refining returns	—	12
Working interest	—	12

		12

Non-producing property
Royalties net refining returns	—	30
Working interest	—	35

		33

Other	—	20

Total weighted average amortization period	—	16

The aggregate amortization expense for the year ended December 31, 2002 was $150.1 million. The estimated aggregate amortization expense for each of the next five years is as follows:

Year ended December 31,	Amount
(in thousands)
2003	$116,800
2004	106,800
2005	109,600
2006	118,300
2007	106,600

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9    INVESTMENTS AND EQUITY INCOME (LOSS) OF AFFILIATES

Investments In Affiliates:

	At December 31, 2002	At December 31, 2001
	(in thousands)
Batu Hijau	$610,075	$543,324
TVX Newmont Americas	183,028	—
Echo Bay Mines	210,643	—
Australian Magnesium Corporation	21,744	—
AGR Matthey Joint Venture	11,213	—

	1,036,703	543,324

Other:
Newmont Australia infrastructure bonds (see Note 11)	96,649	—

	$1,133,352	$543,324

Equity Income (Loss) of Affiliates:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Batu Hijau	$42,119	$22,513	$(17,690)
TVX Newmont Americas	9,737	—	—
Echo Bay Mines	(380)	—	—
Australian Magnesium Corporation	(1,775)	—	—
AGR Matthey Joint Venture	1,675	—	—

Total	$51,376	$22,513	$(17,690)

Investment in Batu Hijau

The Company and an affiliate of Sumitomo Corporation (“Sumitomo”) are partners with interests of 56.25% and 43.75%, respectively, in the Nusa Tenggara Partnership (“NTP”) which holds 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the owner of the Batu Hijau copper/gold mine in Indonesia. Due to the significant participating rights provided to Sumitomo under the terms of the NTP partnership agreement, the Company uses the equity method to account for its investment in NTP. PTNNT obtained rights to conduct mining operations under a Contract of Work with the government of Indonesia. The Batu Hijau mine began production in the fourth quarter of 1999, with a projected mine life in excess of 18 years and a development cost of approximately $1.83 billion.

The Company and Sumitomo have an indirect 45% and 35% interest, respectively, in PTNNT. The remaining 20% interest is held by an unrelated Indonesian company. Because the Company and Sumitomo have carried the investment of the 20% owner, the Company and Sumitomo recognize 56.25% and 43.75% of PTNNT’s net income (loss), respectively, until recouping the bulk of its construction investment, including interest. Under the Contract of Work, a portion of PTNNT not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals, beginning in the sixth year after mining operations commenced. The effect of this provision could potentially reduce the Company’s and Sumitomo’s ownership to 49% by the end of the tenth year after mining operations commenced.

The Company’s equity investment in PTNNT was $610.1 million and $543.3 million at December 31, 2002 and 2001, respectively, based on accounting principles generally accepted in the United States. At December 31, 2002, differences between 56.25% of PTNNT’s net assets of $257.6 million and Newmont’s investment included

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) $45.2 million for Newmont’s contribution prior to the formation of NTP; (ii) $109.1 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, net of amortization; (iii) $391.2 million for the contributions and interest income recorded by Newmont classified as debt and interest expense by PTNNT; (iv) negative $122.6 million for contributions in PTNNT, through NTP, by Sumitomo disproportionate to its equity interest, net of amounts recorded; (v) negative $76.9 million for stockholders’ equity of the carried interest partner; (vi) $7.1 million for other intercompany charges, and (vii) negative $0.6 million for other adjustments recorded by Newmont. Certain of these amounts are amortized or depreciated on a units-of-production basis on proven and probable reserves. Below is a description of Newmont’s equity income (loss) in PTNNT, where the net income (loss) reflects the elimination of interest between PTNNT and NTP.

The equity income in PTNNT was $42.1 million in 2002 (based on 56.25% of PTNNT’s net income of $34.3 million plus $8.5 million of eliminated intercompany interest, $10.5 million for eliminated management fees, and $3.8 million for other items). In 2001 the equity income in PTNNT was $22.5 million (based on 56.25% of PTNNT’s net loss of $34.8 million plus $26.4 million of eliminated inter-company interest, $10.8 million for eliminated management fees, and $4.9 million for other items). The equity loss in PTNNT was $17.7 million in 2000 (based on 56.25% of PTNNT’s net loss of $119.2 million plus $33.5 million of eliminated inter-company interest, $12.5 million for eliminated management fees, and $3.4 million for other items).

PTNNT’s senior $1.0 billion project financing facility was guaranteed by Newmont and its partner until project completion tests were met in October 2000, at which time such debt became non-recourse to Newmont. Scheduled repayments of this debt are in semi-annual installments of $43.4 million through November 2010, and $22.1 million from May 2011 through November 2013.

On May 9, 2002, PTNNT completed a restructuring of its $1.0 billion project financing facility that provides PTNNT the ability to defer up to a total of $173.5 million in principal payments scheduled for 2002 and 2003. Any deferred principal amounts will be repaid between 2004 and 2010. Under this restructuring, PTNNT is not permitted to pay dividends or make other restricted payments to NTP’s partners as long as any amount of deferred principal is outstanding. However, there is no restriction on prepaying any of the deferred principal amounts. Amounts outstanding under the project financing facility total $913.3 million at both December 31, 2002 and December 31, 2001. The amount of deferred principal at December 31, 2002 was $86.5 million. PTNNT will therefore be unable to pay dividends or make restricted payments until such time as this deferred principal is repaid.

Newmont and its partner provide a contingent support line of credit to PTNNT. During 2002, Newmont funded $24.8 million under this contingent support facility as its pro-rata share for capital expenditures. Additional support from NTP’s partners available under this facility amounts to $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

Following is summarized financial information for NTP based on accounting principles generally accepted in the United States. The results of operations and assets and liabilities of NTP are not reflected in the Company’s Consolidated Financial Statements. As described above, the Company accounts for NTP as an equity investment.

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues, net of smelting and refining costs	$362,417	$346,533	$337,579
Revenues from by-product sales credited to production costs	$159,197	$145,260	$91,347
Gross profit (loss)	$60,419	$(28,379)	$(95,284)
Net income (loss) before cumulative effect of a change in accounting principle	$35,477	$(11,155)	$(84,575)
Net income (loss)	$35,477	$(11,182)	$(84,575)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31,
	2002	2001
	(in thousands)
Current assets	$313,110	$162,686
Property, plant and mine development, net	$1,658,912	$1,737,505
Mineral interest	$188,294	$202,830
Other assets	$282,133	$273,737
Debt and related interest to partners and affiliates	$259,793	$254,891
Other current liabilities	$103,117	$124,153
Long-term debt—third parties (including current portion)	$935,771	$935,771
Other liabilities	$163,346	$163,993

The Batu Hijau operation produces a metal concentrate, which contains payable copper and gold and minor values of payable silver. PTNNT has entered into long-term contracts for the sale of these metal concentrates with smelting and refining companies in Japan, Korea, Australia (“Non-European Refiners”) and Europe (“European Refiners”). In accordance with the contracts, title to the concentrates and the risk of loss are passed to the buyer when the concentrates are moved over the vessel’s rail at the Port (loading Port for Non-European Refiners and unloading Port for European Refiners). The contract terms provide that 90% of a provisional sales price, which is calculated in accordance with terms specified in the individual contracts based on an initial assay and weight certificate, is collected within three business days after the concentrates arrive at the smelter (“final delivery”). Factors entering into the calculation of the provisional sales price are (1) metals prices, pursuant to the terms of related contracts, calculated using quoted London Metals Exchange (“LME”) prices for the second calendar week prior to shipment, and (2) treatment and refining charges. The balance of the sales price is received at final settlement and is based on final assays and weights, and final metal prices during the respective metal quotational periods. The quotational period for copper is the average LME price in the third month following the month of final delivery. The quotational period for gold and silver is the average LME price in the month of shipment. Final delivery to Non-European Refiners and European Refiners takes approximately 14 days and 30 days, respectively. The majority of the Batu Hijau concentrates are shipped to Non-European Refiners. Accordingly, the time between initial recording of revenue and final settlement averages approximately three and one-half months but could be as long as four months.

In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), certain conditions must be met prior to recognizing revenue. These conditions are: persuasive evidence of a contract exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. In accordance with SAB 101, PTNNT recognizes metal sales revenues following: (1) the passage of title after the loading or unloading of the concentrates, (2) issuance of an initial assay and weight certificate, and (3) issuance of a provisional invoice. At this point in time, the sales price is determinable since it is based on defined contract terms, initial assays are available, and it can be reasonably estimated by reference to published price indices on actively and freely traded commodity exchanges. Additionally, there is no significant uncertainty as to collectability given that all of the refiners are of high-credit quality and that 90% of the provisional price is paid within 3 business days of final delivery at the refiner.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the month-end spot price and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificates. PTNNT previously marked to market its provisional sales based on the month end spot prices. Effective January 1, 2002, PTNNT changed its methodology to mark to market its provisional sales based on the forward price for the estimated month of settlement. This change in methodology did not have a material effect on net income for the years ended December 31, 2002, 2001 and 2000. The principal risks

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice. For the years ended December 31, 2002, 2001 and 2000, PTNNT had recorded revenues of $169.8 million, $81.0 million and $117.0 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 1.98%, 4.3% and 1.6% for the years ended December 31, 2002, 2001 and 2000, respectively. The average price adjustment for gold was 0.83%, 0.01% and 0.05% for the years ended December 31, 2002, 2001 and 2000, respectively.

PTNNT’s sales based on a provisional sales price contain an embedded derivative which is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period prior to final settlement. At December 31, 2002 and 2001, respectively, PTNNT had consolidated embedded copper derivatives on 238.9 million pounds and 122.6 million pounds, recorded at an average price of $0.70 and $0.66 per pound. A one-cent movement in the average price used for these derivatives would have an approximate $1.4 million and $0.7 million impact on PTNNT’s net income for the years ended December 31, 2002 and December 31, 2001, respectively.

Revenue from the sale of by-products, consisting of gold and silver, is credited to production costs applicable to sales in the determination of net income for each period presented. These by-product commodities represented 44%, 42%, and 27% of sales, net of smelting and refining charges, and reduced production costs by 58%, 48%, and 28% for the years ended December 31, 2002, 2001 and 2000, respectively. Gold and silver revenues are significant to the economics of the Batu Hijau operation. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

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

Consistent with the contracts described above, PTNNT entered into a series of copper hedging transactions that were delivered into by September 30, 2002.

In 2001, PTNNT purchased A$15 million at an average price of US$0.4971. These contracts covered 1.5 million Australian dollars each month and were designated as cash flow hedges with the net effect recorded in Accumulated other comprehensive income (loss) in PTNNT’s financial statements. These contracts expired in October 2002.

In 2001, PTNNT entered into two diesel hedging contracts for 360,000 barrels each at a fixed price of US$27.39 per barrel and US$27.98 per barrel, respectively. Each of these contracts covers purchases of 15,000 barrels monthly and will expire in August and September of 2003, respectively. Each contract is settled monthly. The average price of the contracts was US$27.34 per barrel versus an average realized price of US$23.48 per barrel. In December 2002, PTNNT entered into an additional diesel hedge contract for 60,000 barrels over the next 12 months at a fixed price of US$27.50 per barrel. These contracts have been designated as cash flow hedges and the fair value as of December 31, 2002 was US$0.6 million and negative US$3.7 million at December 31, 2001.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TVX Newmont Americas

Newmont had a 49.9% interest in TVX Newmont Americas Joint Venture at December 31, 2002 and received $14.9 million in dividends in 2002. The equity investment in TVX Newmont Americas was $183.0 million at December 31, 2002, based on accounting principles generally accepted in the United States. At December 31, 2002, differences between Newmont’s investment and the Company’s share of $149.1 million of TVX Newmont America’s net assets include: (i) a negative $35.0 million adjustment for the fair market value of property, plant, equipment and mine development, (ii) a provision for reclamation liabilities of $6.2 million, (iii) total fair market value increases of $10.6 million consisting of increases of $7.8 million to proven and probable reserves, $1.1 million to other mineralized material, $0.4 million to around-mine exploration potential and $1.3 million to other exploration potential, and (iv) $64.5 million of goodwill recorded by the Company. All of the above adjustments were recorded based on an independent valuation analysis. The principal assets of TVX Newmont Americas were interests in the following operating gold mines in South America and Canada:

Mine	Interest of TVX Newmont Americas	Location
Paracatu	49%	Brazil
Crixas	50%	Brazil
La Coipa	50%	Chile
Musselwhite	31.9%	Canada
New Britannia	50%	Canada

Subsequent to year end Newmont sold its interest in TVX Newmont Americas to TVX Gold Inc. for $180 million in cash (see Note 28, Subsequent Events.)

Echo Bay Mines Ltd.

Newmont obtained its interest in Echo Bay Mines Ltd. (“Echo Bay”) through its acquisition of Franco-Nevada in February 2002, whereby Newmont acquired Franco-Nevada’s remaining holdings of Echo Bay’s capital securities debt. Subsequent to this acquisition, an agreement was reached with Echo Bay and the capital securities holders to exchange the capital securities debt obligations for common stock of Echo Bay. This exchange of capital securities debt obligations for common stock occurred on April 3, 2002 and resulted in Newmont owning 48.8% of Echo Bay. At December 31, 2002, this ownership interest had decreased to 45.67% as a result of equity issuances by Echo Bay. The quoted market value of this investment at December 31, 2002 was $305.3 million. Since April 3, 2002, Newmont has accounted for its investment in Echo Bay under the equity method.

At December 31, 2002, differences between Newmont’s investment and its share of $70.0 million of Echo Bay’s net assets include: (i) a negative $15.6 million adjustment for the fair market value of capitalized mine development costs, (ii) an increase to deferred income tax liabilities of $19.7 million, (iii) total fair market value increases of $64.8 million consisting of increases of $63.7 million to Proven and probable reserves and $1.1 million to Around-mine exploration potential, (iv) $109.5 million of goodwill, (v) $2.9 million recorded by the Company to amortize the excess of the carrying value over the underlying net equity, and (vi) $4.5 million of other adjustments recorded by the Company. All of the above adjustments were based on an independent valuation.

On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Australian Magnesium Corporation

As of December 31, 2002, Newmont had a 22.8% voting interest in Australian Magnesium Corporation (“AMC”). Since then, AMC has raised additional equity to support the development of the Stanwell Magnesium Project, a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys. Northerly Equities Pty Ltd, a wholly owned subsidiary of Newmont Australia Limited (“NAL”), contributed A$100 million (approximately $56 million) in equity to AMC on January 3, 2003, increasing our ownership percentage to 40.9%. However, due to additional equity contributions by third-party shareholders, our voting interest decreased to 27.8% on January 31, 2003. NAL and its wholly owned subsidiary, Nottacar Investments Pty Ltd, had also provided to AMC a A$90 million (approximately $51 million) contingent equity commitment in the event the project does not achieve certain specified production and operating criteria by December 2006. Subsequent to year-end, however, this contingent equity commitment was renegotiated to require instead that NAL and Nottacar Investments provide AMC with an A$75 million (approximately $42 million) contingent convertible debt and equity facility.

NAL has also guaranteed a $30 million obligation payable by AMC to Ford Motor Company in the event the project does not meet certain specified production and operating criteria by November 2005. AMC has indemnified NAL for this obligation, but the indemnity is unsecured.

NAL and certain of its wholly-owned subsidiaries are also guarantors of an $A71 million (approximately $40 million) amortizing loan facility of AMC’s subsidiary, QMC Finance Pty Ltd. (“QMC”), of which A$69.8 million (approximately $39 million) was outstanding as of December 31, 2002. The QMC loan facility expires in November 2006.

QMC also is a party to a series of foreign exchange hedging contracts. All obligations related to these contracts have been guaranteed by NAL and certain of its wholly-owned subsidiaries. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of December 31, 2002, the fair value of these contracts was a negative A$12.7 million (approximately $7 million).

The Ford guarantee and the guarantees under the QMC loan and hedging facilities arose in connection with NAL’s support of the project as an investor in AMC and its predecessor entities. The guarantees under the QMC loan facility and hedging contracts could be called in the event of a default by QMC. NAL’s liability under the QMC loan facility guarantee is limited to the total amount of outstanding borrowings under the facility at the time the guarantee is called. NAL’s maximum potential liability under its guarantee of the QMC hedging contracts, however, would depend on the market value of the hedging contracts at the time the guarantee is exercised. The principal lender and counterparty under the QMC loan and hedging facilities also has a fixed and floating charge over certain assets of AMC. In the event the guarantees are called, NAL would have a right of subrogation to the lender under Australian law.

At December 31, 2002, differences between the Company’s share of $50.0 million of AMC’s net assets and Newmont’s investment include: (i) a negative $51.9 million adjustment for the fair market value of property, plant, equipment and mine development, (ii) an $11.2 million provision for Newmont’s liability to contribute additional equity at a share price above fair market value, and (iii) total fair market value increases of $34.8 million to Other mineralized material. All of the above adjustments were determined with the assistance of independent appraisers.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AGR Matthey Joint Venture

Prior to the fourth quarter 2002, Newmont held a 50% interest in Australian Gold Refineries (“Old AGR”), a joint venture with the West Australian Mint. In October 2002, Newmont and the West Australian Mint each merged its respective 50% interest in Old AGR with Johnson Matthey (Australia) Ltd. to create a new joint venture known as AGR Matthey (“AGR”), in which Newmont now holds a 40% interest. Newmont received dividends of $0.9 million during 2002 and has no guarantees related to this investment. Newmont’s share of undistributed earnings in AGR amounts to approximately $183.4 million at December 31, 2002. At December 31, 2002, the difference between Newmont’s investment in AGR and its $11.5 million share of AGR’s net assets consisted of $0.3 million reduction in long-lived assets recorded by Newmont based on an independent appraisal. See also Note 21, Related Party Transactions, for details of transactions between Newmont and AGR.

NOTE 10    OTHER ACCRUED LIABILITIES

	At December 31,
	2002	2001
	(in thousands)
Payroll and related benefits	$114,622	$70,866
Interest	54,168	41,265
Taxes other than income and mining	11,319	11,796
Reclamation and remediation	13,693	8,754
Utilities	8,162	8,237
Income and mining taxes	69,016	4,474
Royalties	15,014	602
Other	83,402	68,071

	$369,396	$214,065

Restructuring Costs

In March 2001, the Company accrued $5.3 million of restructuring costs associated with the Battle Mountain Merger (see Note 3). Severance and other termination benefits were accrued for the approximate thirty-four employees terminated through this restructuring, which spanned across multiple departments within Battle Mountain. Other costs accrued related to employee relocation and office closure costs. All restructuring charges were included in Other expenses in the Statements of Consolidated Operations and Comprehensive Income (Loss). The table below presents details of movements in each category of the restructuring costs accrued through December 31, 2002:

	Balance at March 31, 2001	Payments	Increase/ (decrease) to Accrual	Balance at December 31, 2001	Payments	Increase/ (decrease) to Accrual	Balance at December 31, 2002
	(in thousands)
Severance and other termination benefits	$4,522	$5,235	$713	$—	$115	$120	5
Relocation costs	300	140	(160)	—	90	100	10
Office closure costs	480	97	(334)	49	—	(49)	—

Total	$5,302	$5,472	$219	$49	$205	$171	15

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11    DEBT

Long-Term Debt

	Years Ended December 31,
	2002	2001
	(in thousands)
Sale-leaseback of refractory ore treatment plant	$307,880	$318,092
8 3/8% debentures, net of discount	204,658	200,583
8 5/8% notes, due April 1, 2002	—	150,000
8 5/8% notes, due May 2011, net of discount	284,559	272,386
Newmont Australia 7 5/8% notes, net of premium	152,690	—
Newmont Australia 7 1/2% notes, net of premium	101,850	—
Yandal 8 7/8% notes	237,220	—
6% convertible subordinated debentures	99,980	99,980
Medium-term notes	32,000	32,000
Newmont Australia infrastructure bonds	99,680	—
Prepaid forward sales obligation	145,000	145,000
Interest rate swaps	(16,904)	588
Project financings, capital leases and other	167,991	208,240

	1,816,604	1,426,869
Current maturities	(115,322)	(192,151)

	$1,701,282	$1,234,718

Scheduled minimum long-term debt repayments are $115.3 million in 2003, $194.2 million in 2004, $491.8 million in 2005, $101.2 million in 2006, $88.4 million in 2007 and $825.7 million thereafter.

Sale-Leaseback of the Refractory Ore Treatment Plant

In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located at Carlin, Nevada. The transaction was accounted for as debt and the cost of the refractory ore treatment plant was recorded as a depreciable asset. The lease term is 21 years and aggregate future minimum lease payments, which include interest, were $460 million and $489.7 million at December 31, 2002 and 2001, respectively. Principal payments are $29.7 million annually over the next three years, increasing to $35.5 in the fourth year and beyond. The lease includes purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. In connection with this transaction, the Company entered into certain interest rate hedging contracts that were settled for a gain of $11 million, which is recognized as a reduction of interest expense over the term of the lease. Including this gain, the effective interest rate on the borrowing is 6.15%. Because this asset is specialized, it is not practicable to estimate the fair value of this debt.

8 3/8% Debentures

Unsecured debentures in an aggregate principal amount of $200 million maturing July 1, 2005, bearing an annual interest rate of 8.375%, were outstanding at December 31, 2002 and 2001. Interest is payable semi-annually in January and July and the notes are not redeemable prior to maturity. The costs related to the issuance of the debentures were capitalized and are amortized to interest expense over the term of the debentures. The interest rate swap discussed below is considered a fair value hedge and is applicable to this debt, which is

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

therefore marked-to-market. Using prevailing interest rates on similar instruments, the estimated fair value of these debentures was approximately $218.8 million and $205.9 million at December 31, 2002 and 2001, respectively. The estimated fair value quoted above was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

8 5/8% Notes

Unsecured notes with a principal amount of $150 million due April 1, 2002, bearing an annual interest rate of 8.625% were outstanding at December 31, 2001. Interest was payable semi-annually in April and October and the notes were not redeemable prior to maturity. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $151.2 million at December 31, 2001. The notes were repaid in April 2002.

In May 2001, Newmont issued unsecured notes with a principal amount of $275 million due May 2011 bearing an annual interest rate of 8.625%. Proceeds of $272 million, after transaction costs, were used to repay debt outstanding under the Company’s revolving credit facility, with the remainder for general corporate purposes. Interest is payable semi-annually in May and November and the notes are redeemable prior to maturity under certain conditions. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the notes. The interest rate swap discussed below is considered a fair value hedge and is applicable to this debt which is therefore marked-to-market. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $320.5 million and $275.9 million at December 31, 2002, and 2001, respectively. The estimated fair value quoted above was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

Interest Rate Swaps

During the last half of 2001, the Company entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8 5/8% notes and its $200 million 8 3/8% debentures. The Company receives fixed-rate interest payments at 8 5/8% or 8 3/8% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at December 31, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. See Note 12 for additional information.

Newmont Australia 7 5/8% notes

In July 1998, Normandy Finance Limited (“NFL”) issued $150 million of ten year 7 5/8% guaranteed notes. The notes are guaranteed by NAL and certain of its wholly owned subsidiaries. In conjunction with the Normandy acquisition, NFL was acquired by Newmont in February 2002. Interest on the notes is paid semi-annually in arrears in January and July and the notes are not redeemable prior to maturity. The notes were recorded at their fair values at February 15, 2002 as part of the purchase accounting for the acquisition of Normandy. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $167.3 million at December 31, 2002. The estimated fair value quoted above was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

Newmont Australia 7 1/2% notes

In July 1998, NFL issued $100 million of seven year 7 1/2% guaranteed notes. The notes are guaranteed by NAL and certain of its wholly owned subsidiaries. In conjunction with the Normandy acquisition, NFL was acquired by Newmont in February 2002. Interest on the notes is paid semi-annually in arrears in January and July

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the notes are not redeemable prior to maturity. The notes were recorded at their fair values at February 15, 2002 as part of the purchase accounting for the acquisition of Normandy. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $108 million at December 31, 2002. The estimated fair value quoted above was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

Yandal 8 7/8% notes

In April 1998, Normandy Yandal Operations Limited (“NYOL”), an indirect, wholly-owned subsidiary of Newmont, issued $300 million of ten year 8 7/8% senior unsecured notes. In conjunction with the Normandy acquisition, NYOL was acquired by Newmont in February 2002. In March 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of the outstanding 8 7/8% Senior Notes due 2008 of NYOL. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between NYOL and The Bank of New York, as Trustee. The Indenture requires that Newmont Yandal, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture can be read to the contrary, Newmont took the position that a Change of Control occurred on February 20, 2002 when Newmont acquired control of Normandy. The Indenture provides that NYOL is not required to make the Change of Control Offer if a third party makes the offer. Newmont’s offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to NYOL. The Change of Control Offer was open until May 14, 2002, resulted in redemption of $62.8 million of the outstanding notes and gave rise to a $0.6 million loss on extinguishment recorded in Other expenses. At December 31, 2002, $237.2 million was outstanding in the Consolidated Financial Statements. The NYOL notes are non-recourse to Newmont and have not been assumed or otherwise guaranteed by Newmont. Interest on the notes is paid semi-annually in arrears in April and October. Certain financial instruments were entered into whereby NYOL has agreed to exchange US dollar fixed interest amounts payable with gold interest rate exposure. Of the total, US$183.6 million has been swapped into a gold interest rate exposure, of which half is fixed at 3.87% and half is floating. The floating rate at December 31, 2002 was 0.865%. Because these notes are specialized, it is not practicable to estimate the fair value of the debt. See Note 12 for additional information.

6% Convertible Subordinated Debentures

Unsecured debentures in an aggregate principal amount of $100 million maturing January 2005 bearing an annual interest rate of 6% were outstanding at December 31, 2002 and 2001. Interest is payable annually in January and the debentures are convertible at the option of the holders into shares of common stock at any time on or after January 10, 2001 and prior to maturity, unless previously redeemed at the option of the Company. The conversion rate is 25.45 shares for each $5,000 principal amount of debentures converted. Approximately 509,000 shares of common stock have been registered for issuance upon conversion of these debentures. Using prevailing interest rates on similar instruments, the book value of these debentures approximated fair value at December 31, 2002 and 2001. The estimated fair value quoted above was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

Medium-Term Notes

Unsecured notes with a principal amount of $32 million maturing on various dates from early 2003 to late 2004, bearing an annual weighted average interest rate of 7.68%, were outstanding at December 31, 2002 and 2001. Interest is payable semi-annually in March and September and the notes are not redeemable prior to maturity. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$33.2 million and $32.7 million at December 31, 2002 and 2001, respectively. The estimated fair value quoted above was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

Newmont Australia Infrastructure Bonds

In June 1996, NP Finance Limited and GPS Finance Limited, wholly-owned subsidiaries of Newmont Australia Limited (formerly Normandy), issued A$111.9 million ($63.2 million) and A$21.9 million ($12.4 million), respectively, of 7.906%, fifteen-year bonds at a premium to fund certain gas pipeline and power station projects. The bonds were issued at a premium due to unique tax-related benefits available to the bondholders and the issuer under Australian tax regulations. Interest is accrued and capitalized semi-annually in arrears in June and December of each year. The estimated fair values of these notes were A$188.5 million ($106.4 million) and A$36.9 million ($20.8 million), respectively, as at December 31, 2002, including interest accrued through that date. Concurrently with the issue of the Infrastructure Bonds described above, GMK Investments Pty Ltd (“GMKI”), a wholly owned subsidiary of Newmont Australia Limited (formerly Normandy), entered into an offsetting transaction, making payments to Deutsche Bank Aktiengesellschaft (“DBA”) equal to the face value of the bonds in return for DBA agreeing to purchase the bonds from each holder of the bonds in June 2004 and to sell those bonds to GMKI for a nominal amount at that time. The receivable from DBA also accrues interest receivable at 7.906% and such interest is capitalized semi-annually in arrears in June and December of each year. Because the arrangement does not technically qualify as a defeasance of debt, the receivable is presented in Investments at December 31, 2002 (See Note 9) in the Consolidated Balance Sheets. The estimated fair value of the receivable from DBA was A$184.1 million ($103.9 million) and A$36.1 million ($20.8 million) in respect of each bond issue as at December 31, 2002. The estimated fair values quoted above were prepared by an independent third party and may or may not reflect the actual trading value of these instruments.

Prepaid Forward Transaction

In July 1999, the Company entered into a prepaid forward gold sales contract (the “Prepaid Forward”) and a forward gold purchase contract (the “Forward Purchase”). Under the Prepaid Forward, the Company agreed to sell 483,333 ounces of gold, to be delivered in June of each of 2005, 2006 and 2007 in annual installments of 161,111 ounces (the “Annual Delivery Requirements”). The Company also agreed under the Prepaid Forward to deliver semi-annually 17,951 ounces of gold, beginning June 2000 through June 2007 (the “Semi-Annual Delivery Requirements”) for a total gold delivery obligation over the life of the Prepaid Forward of 752,598 ounces. At the time the Prepaid Forward was entered into, the Company received net proceeds of $137.2 million ($145 million of gross proceeds before transaction costs of $653,000 and the purchase of a $7.1 million surety bond to guarantee delivery of the Annual Delivery Requirements). The Company may also be entitled to receive additional proceeds in the future in connection with the annual deliveries of 161,111 ounces, to be determined at each delivery date based on the excess, if any, of the then market price for gold (up to a maximum of $380 per ounce) over $300 per ounce.

At the time the Company entered into the Prepaid Forward, it also entered into the Forward Purchase, with the same counterparty, to hedge the price risk with respect to the Semi-Annual Delivery Requirements. The Forward Purchase provides for semi-annual purchases of 17,951 ounces of gold on each semi-annual delivery date under the Prepaid Forward at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007. On each semi-annual delivery date, the ounces purchased under the Forward Purchase were delivered in satisfaction of the Company’s delivery requirements under the Prepaid Forward. The transaction has been accounted for as a single borrowing of $145 million, with interest accruing, based on an effective interest rate recognized over the full term of the borrowing. Using relevant future market conditions and financial models, the estimated fair value of these contracts was approximately $186.7 million and $171.6 million at December 31, 2002 and 2001, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canadian Imperial Bank of Commerce (“CIBC”) Loan

Battle Mountain Canada entered into a $145 million loan with CIBC in conjunction with its purchase of Niugini Mining that was secured by Niugini Mining stock. In January 2001, the loan was paid in full from a $40 million collateral cash account and from the Company’s revolving credit facility. The interest rates were variable and the weighted average interest rate was 7.6% for 2000.

Project Financings

Minera Yanacocha

Trust Certificates:    Minera Yanacocha issued debt through the sale of $100 million 8.4% Series A Trust Certificates to various institutional investors. At December 31, 2002 and 2001, $44 million and $64 million, respectively, was outstanding under the financing. Interest on the Certificates is fixed at 8.4% and repayments are required quarterly through 2004. The Certificates are secured by certain of Minera Yanacocha’a assets, certain restricted funds and also are specifically secured by future gold sales, through a trust agreement with the Bank of New York. Because these Certificates are specialized, it is not practicable to estimate the fair value of this debt.

$100 million Credit Facility:    In December 1999, Minera Yanacocha entered into a $100 million credit facility with the International Finance Corporation. The two-tier facility (a $20 million A Tranche and an $80 million B Tranche) is revolving and converts thereafter into term loans. The A Tranche has a five-year revolving availability period and converts thereafter to a five-year term loan. The B Tranche had a three-year revolving availability period that converted to a four-year term loan in December 2002. Initial drawdowns under the loan were used for development of the La Quinua project; however, the loan accommodates repayments during the revolving availability period and any subsequent borrowings may be used for other development purposes. Interest applicable to the A Tranche is based on LIBOR plus 2.375%. Interest applicable to the B Tranche is based on LIBOR plus 2.0% through the second anniversary of the agreement, LIBOR plus 2.25% from year two to year four and after the fourth anniversary LIBOR plus 2.5%.

The A Tranche interest rate was 4.2% and 5.5% at December 31, 2002 and 2001, respectively. The weighted average rate was 4.3% and 7.7% for 2002 and 2001, respectively. The B Tranche interest rate was 4.1% and 5.2% at December 31, 2002 and 2001, respectively. The weighted average rate was 4.1% and 7.3% for 2002 and 2001, respectively. The outstanding amount under this credit line was $50 million and $100 million at December 31, 2002 and 2001, respectively. Of the $50 million outstanding at December 31, 2002, $40 million was outstanding under the B Tranche and was converted to a four-year term loan using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2002 and 2001.

$40 million Credit Facility:    Minera Yanocaha has a $40 million line of credit with Banco de Credito del Peru that expires in July 2004. The interest rate is LIBOR plus 0.75% through June 30, 2003 and plus 2% thereafter and is adjusted annually to current market rates. The interest rate was 2.8% and 4.6% at December 31, 2002 and 2001, respectively. The weighted average interest rate was 2.8% and 6.5% for 2002 and 2001, respectively. The outstanding amount under this credit line was $6 million and $13 million at December 31, 2002 and 2001, respectively. The estimated fair value of this debt approximated the carrying value at December 31, 2002 and 2001.

$20 million Credit Facility:    During 2002, Minera Yanacocha obtained a $20 million credit facility with BBV Banco Continental that expires on June 30, 2003. The interest rate is LIBOR plus 0.8%. There was no outstanding balance at December 31, 2002.

Leases:    In December 1999, Minera Yanacocha assumed certain lease and purchase agreements for mining equipment that expire at various dates from December 2002 to June 2006. The net present value of future

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimum payments was $2.6 million and $6.3 million at December 31, 2002 and 2001, respectively, with an interest component of 6.2% and 8.7% for 2002 and 2001, respectively. Because these assets are specialized, it is not practicable to estimate the fair value of this debt.

All Minera Yanacocha debt is non-recourse to the Company and is secured by substantially all of Minera Yanacocha’s property, plant and equipment (approximately $0.7 billion); see above for specific security on the Trust Certificates.

Nevada

During 2002, the Nevada operations entered into equipment leases that expire in 2003 and 2004. The net present value of future payments was $6 million at December 31, 2002.

Zarafshan-Newmont

The Company, through a wholly-owned subsidiary, is a 50% participant in the Zarafshan-Newmont joint venture (“Zarafshan-Newmont”) in the Republic of Uzbekistan. The other participants are two Uzbek government entities. Zarafshan-Newmont had a loan with the European Bank for Reconstruction and Development (“EBRD”) secured by the assets of the project that was paid off during 2002. The outstanding amount was $12 million at December 31, 2001. The loan was repaid in semi-annual installments of $6 million, which began in July 2001. The interest rate was based on the three-month LIBOR plus 4.25%. The weighted average interest rate was 8.7% for 2001 and the interest rate at December 31, 2001 was 6.1%. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2001.

In December 2000, Zarafshan-Newmont completed an additional $30 million loan under the EBRD facility primarily for capital expansion. The outstanding amount on this loan was $30 million at December 31, 2002 and 2001, of which $15 million was the Company’s share. The loan facility will be repaid in eight equal semi-annual payments of $3.75 million, beginning July 2003 and ending January 2007. The interest rate is based on the three-month LIBOR plus 3.25%. The interest rate was 5.1% at December 31, 2002 and 2001 and the weighted average interest rate was 5.3% and 8.3% for 2002 and 2001, respectively. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2002 and 2001.

The assets of Zarafshan-Newmont secure both loans and in addition, the Company has guaranteed 50% of the loans and the Uzbek partners have guaranteed the remaining 50%.

Other Project Financing, Capital Leases and Other

In conjunction with the development of its properties, Newmont has several facilities maturing through 2008 with various international lending institutions with interest rates ranging from 3.5% to 10.3%, with approximately $44.4 million and $9.9 million outstanding at December 31, 2002 and 2001, respectively.

Credit Facilities

The Company’s $1.0 billion revolving credit facility, entered into June 1997, was replaced in October 2001 with two unsecured multi-currency revolving credit facilities with a consortium of banks: a $200 million facility with an initial term of 364 days, which may be extended annually to October 2006; and a $400 million revolving facility, which matures in October 2006. In February 2002, in connection with the Normandy deal, Newmont acquired an additional A$490 million committed revolving multi-option facility with a syndicate of banks. In May 2002, Newmont repaid the $170.6 million outstanding under this facility, closed it and added an additional $150 million Australian bank tranche, which also matures in 2006, to the existing facilities for a total of $750 million. Interest rates and facility fees vary based on the Company’s credit rating. Borrowings under the facilities bear interest equal to either the LIBOR plus a margin ranging from 0.70% to 0.975% or the greater of

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the federal funds rate or the lead bank’s prime rate. Annual fees vary from 0.10% to 0.40% of the commitment. At December 31, 2002, the fees were 0.15%, 0.175% and 0.30% of the commitment, for the $200 million, the $400 million and the $150 million facilities, respectively. There were no borrowings under the facilities as of December 31, 2002. The Company is in compliance with all covenants.

Debt Covenants

Certain of Newmont’s current debt facilities contain various common public debt covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions. These debt instruments include the Medium Term Notes, 8 5/8% Notes, 8 3/8% Debentures, Sale-Leaseback of the Refractory Ore Treatment Plant and the 6% Convertible Subordinated Debentures. None of the aforementioned public debt instruments contain financial ratio covenants or credit rating provisions that could create liquidity issues for the Company.

The Yandal $300 million notes contain various debt covenants and default provisions that include limitations on indebtedness, distributions, asset sales and liens, and transactions with affiliates, in addition to standard public debt default covenants. There are no financial ratio covenants or credit rating provisions in this facility.

In addition, the Newmont Corporate Revolving Credit Facility contains financial ratio covenants requiring the Company to maintain a net debt to EBITDA (Earnings before interest expense, income taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt (total debt net of cash) to total capitalization ratio of less than or equal to 62.5%. Furthermore, the Newmont Corporate Revolving Credit Facility contains covenants limiting the sale of certain assets, certain change of control provisions and a negative pledge on certain assets.

Certain of the Company’s project debt facilities contain various common project debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, change of control provisions and limitations of additional permitted debt.

At December 31, 2002, the Company and its subsidiaries were in full compliance with all debt covenants and default provisions.

NOTE 12     SALES CONTRACTS, COMMODITY AND FINANCIAL INSTRUMENTS

Newmont has a no hedging philosophy and generally sells its production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of Normandy’s acquisition, three of its affiliates had a substantial derivative instrument position. These three affiliates are now known as Newmont Gold Treasury Pty Ltd., Newmont NFM and Newmont Yandal Operations Limited (“NYOL”). Newmont is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts. A number of Newmont Yandal Operation Limited’s (“NYOL”) hedging positions, however, are governed by agreements that confer on the relevant counterparty a right to terminate the position prior to its agreed scheduled maturity date. Such a termination would result in an immediate cash settlement of that contract based on the market value on the date of termination. Exercise of termination rights may result in a cash settlement obligation to NYOL hedge counterparties in excess of funds available to NYOL. NYOL obligations, however, are non-recourse to Newmont and its other subsidiaries.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2001, Newmont adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to recognize derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Unless specific hedging criteria are met, changes in the derivative’s fair value are recognized currently in earnings. Gains and losses on derivative hedging instruments are recorded in either Other comprehensive income (loss), net of tax or Net income (loss), depending on the nature of the instrument.

Gold Commodity Contracts

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate at December 31, 2002 of US$0.56 per A$1. For all floating rate instruments, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments. Floating put option valuations include a deferred premium cost which is payable in gold ounces upon expiration of the options.

For the year ended December 31, 2002, a net loss of $18.3 million was included in income for the ineffective portion of derivative instruments designated as cash flow hedges and a net loss of $21.5 million for the change in fair value of gold commodity contracts that do not qualify as hedges (included in Gain (loss) on derivative instruments). The amount to be reclassified from Other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $11.3 million. The maximum period over which hedged forecasted transactions are expected to occur is 9 years.

Gold Forward Sales Contracts

Newmont had the following gold forward sales contracts at December 31, 2002:

	Expected Maturity Date or Transaction Date					Total/ Average	Fair Value
Gold Forward Sales Contracts:	2003	2004	2005	2006	Thereafter		US$ (000)
(A$ Denominated)
Fixed Forwards:
Ounces	1,022	1,060	227	52	26	2,387	$(138,095)
Average price	$297	$300	$293	$266	$254	$297
Floating Rate Forwards:
Ounces	—	—	61	231	214	506	$(37,401)
Average price	$—	$—	$332	$342	$352	$345
Synthetic Forwards:
Ounces	39	80	80	80	160	439	$(34,222)
Average price	$313	$305	$305	$305	$305	$306
Total:
Ounces	1,061	1,140	368	363	400	3,332	$(209,717)
Average Price	$298	$300	$302	$323	$327	$305

Notes:    Fixed forward sales contracts provide for delivery of a specified number of ounces at a specified price and date and are accounted for as cash flow hedges. Floating rate forward contracts provide for a gold lease rate component in the price that takes into account market lease rates over the term of the contract. Gold lease rates reflect the borrowing cost for gold. Variations in gold lease rates have historically not materially impacted on the actual realized price achieved on the contract. As such, these contracts have been statistically proven to qualify as highly effective cash flow hedges under FAS 133. Synthetic forward contracts represent combinations of purchased put options and written call options at the same strike price, maturity date and number of ounces. The combination achieves the same risk management result as gold forward sales contracts. Both floating rate forwards and synthetic forwards are accounted for as cash flow hedges.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gold Put Option Contracts

Newmont had the following gold put option contracts outstanding at December 31, 2002:

	Expected Maturity Date or Transaction Date					Total/ Average	Fair Value
Put Option Contracts:	2003	2004	2005	2006	Thereafter		US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	209	203	205	100	20	737	$(6,774)
Average price	$292	$292	$292	$338	$397	$301
A$ Denominated Fixed Purchased Puts:
Ounces	91	88	49	—	—	228	$(3,690)
Average price	$312	$318	$309	$—	$—	$314
A$ Denominated Floating Purchased Puts:
Ounces	16	—	207	69	287	579	$(12,140)
Average price	$316	$—	$332	$342	$344	$338
Total:
Ounces	316	291	461	169	307	1,544	$(22,603)
Average Price	$299	$300	$312	$340	$347	$317

Notes: Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges. Floating forward purchased put option contracts provide for a variable gold lease rate component in the strike price. Variations in gold lease rates have historically not materially impacted on the actual realized price achieved on the contract. As such, these contracts have been statistically proven to qualify as highly effective cash flow hedges under FAS 133. These options are accounted for as cash flow hedges.

Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at December 31, 2002:

	Expected Maturity Date or Transaction Date					Total/ Average	Fair Value
Convertible Put Options and Other Instruments:	2003	2004	2005	2006	Thereafter		US$ (000)
(A$ Denominated)
Floating Convertible Put Options:
Ounces	—	—	—	—	1,131	1,131	$(102,952)
Average price	$—	$—	$—	$—	$376	$376
Knock-out/knock-in Contracts:
Ounces	46	37	49	—	—	132	$(6,794)
Average price	$311	$311	$311	$—	$—	$311
Indexed Forward Contracts:
Ounces	—	—	33	65	98	196	$(15,740)
Average price	$—	$—	$305	$305	$305	$305
Total:
Ounces	46	37	82	65	1,229	1,459	$(125,486)
Average price	$311	$311	$308	$305	$371	$361

Notes:    Convertible put option contracts and other instruments are composed of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges. These contracts have a floating lease rate component. Variations in gold lease rates have historically not materially impacted on

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the actual realized price achieved on the contract. As such, these contracts have been statistically proven to qualify as highly effective cash flow hedges under FAS 133; b) Knock-out/knock-in option contracts are contingent sold call options that either terminate (knock-out) or convert (knock-in) to sold call options, depending on certain market conditions, and are marked to market with the change reflected in income; and c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

Sold Convertible Put Options

Newmont had the following gold convertible put option contracts and other instruments outstanding at December 31, 2002:

	Expected Maturity Date or Transaction Date					Total/ Average	Fair Value
Sold Convertible Put Options:	2003	2004	2005	2006	Thereafter		US$ (000)
(A$ Denominated)
Ounces	—	30	60	60	90	240	$(14,295)
Average price	$—	$331	$334	$337	$340	$337

Notes:    Sold convertible put options are contracts that commit Newmont to buying gold ounces under certain market conditions at a predetermined price on a specified future date. At December 31, 2002 Newmont had a sold gold convertible put position of 240,000 ounces. This position was originally overlaid with a bought convertible put position, however, the bought position was closed out during the year. As the contracts are to buy gold, they cannot be treated as cash flow hedges; they are therefore marked to market with the change reflected in income. The cash flow on the close out of this bought position was an outflow of $10.9 million.

Price-Capped Sales Contracts

In mid-1999, Newmont purchased near-term put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. These contracts expired between August 1999 and December 2000. This purchase was paid for by selling call option contracts for 2.35 million ounces at average strike prices ranging from $350 to $386 per ounce. The initial fair value of the put options of $37.6 million was amortized over the term of the options. The call option contracts, with an initial fair value of $37.6 million, were marked to market at each reporting date. Non-cash gains of $1.8 million were recorded for the year ended December 31, 2001.

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

Newmont had the following price-capped forward sales contracts outstanding at December 31, 2002:

	Expected Maturity Date or Transaction Date					Total/ Average	Fair Value
Price-capped contracts:	2003	2004	2005	2006	Thereafter		US$ (000)
(US$ Denominated)
Ounces	—	—	500	—	1,850	2,350	n/a
Average price	$—	$—	$350	$—	$384	$377

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. Newmont Australia also receives US$ fixed interest payments and pay gold lease rates, which are indexed to market rates. This instrument is marked to market at each period end, with the change reflected in income, and at December 31, 2002 had a negative fair value of $87.2 million.

Other Sales Contracts, Commodity and Derivative Instruments

Foreign Currency Contracts

Newmont acquired certain cross currency swap contracts in the Normandy transaction intended to hedge the currency risk on repayment of US$-denominated debt. These contracts were closed out during the quarter ended June 30, 2002 for net proceeds of $50.8 million. The contracts were accounted for on a mark-to-market basis until closed out, resulting in a loss $8.5 million for the period from February 15, 2002 through December 31, 2002.

Newmont also acquired currency swap contracts to receive A$ and pay US$ designated as hedges of A$ denominated debt. The A$-denominated debt was repaid during the quarter ended June 30, 2002 and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. At December 31, 2002, they had a negative fair value of $21.9 million.

Interest Rate Swap Contracts

In the Normandy transaction, Newmont acquired A$125 million of interest rate swap contracts covering a portion of its US$100 million 7-year bonds. These contracts were closed out during the quarter ended June 30, 2002 for a net cash out-flow of $1 million. The contracts were accounted for on a mark-to-market basis until closed out, resulting in a gain of $0.4 million for the period from February 15, 2002 through December 31, 2002.

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at December 31, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. These transactions resulted in a reduction in interest expense of $5.9 million and $0.8 million for the years ended December 31, 2002 and 2001, respectively. These transactions have been designated as fair value hedges and had a fair value of $13.8 million at December 31, 2002 and a negative fair value of $0.6 million at December 31, 2001.

Fuel Hedges

From time to time, Newmont has used certain derivative instruments to hedge a portion of its exposure to fuel price market fluctuations. Newmont had contracts covering approximately 1.8 million gallons of diesel fuel at its Nevada operations at prices ranging from approximately $0.61 to $0.69 per gallon. These transactions were designated as cash flow hedges and had a negative fair value of $1.3 million at December 31, 2001. These contracts expired during the quarter ended September 30, 2002.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13    INCOME TAXES

The Company’s income tax (expense) benefit consisted of:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Current:
United States	$(9,866)	$6,280	$(31,774)
Foreign	(110,324)	(38,499)	(59,131)

	(120,190)	(32,219)	(90,905)

Deferred:
United States	92,060	98,762	25,627
Foreign	8,230	(7,275)	59,724

	100,290	91,487	85,351

Total income tax (expense) benefit	$(19,900)	$59,268	$(5,554)

The Company’s pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect of a change in accounting principle consisted of:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
United States	$(186,281)	$(249,516)	$(165,917)
Foreign	402,607	186,465	204,835

Total	$216,326	$(63,051)	$38,918

The Company’s income tax (expense) benefit differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect of change in accounting principle	$216,326	$(63,051)	$38,918
United States statutory corporate income tax rate	35%	35%	35%

Income tax benefit (expense) computed at United States statutory corporate income tax rate	(75,714)	22,068	(13,621)
Reconciling items:
Percentage depletion and Canadian Resource Allowance	34,352	17,325	17,544
Change in valuation allowance on deferred tax assets	(2,506)	(17,269)	(51,786)
Acquisition related expenses	—	(4,375)	—
Effect of foreign earnings, net of allowable credits	16,728	29,537	29,534
US tax effect of minority interest attributable to non-US investees	11,494	10,096	19,411
Rate differential for foreign earnings indefinitely reinvested	(4,994)	—	—
Resolution of tax issues associated with prior years	10,198	—	—
Foreign currency loss on monetary assets	(9,294)	—	—
Other	(164)	1,886	(6,636)

Total income tax (expense) benefit	$(19,900)	$59,268	$(5,554)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the Company’s consolidated deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Depletion of the cost of land and mining claims	$204,661	$216,248
Exploration costs	61,023	77,311
Depreciation	83,255	65,363
Capitalized mining costs	53,920	—
Net operating losses and tax credits	402,188	89,896
Retiree benefit and vacation accrual costs	82,692	39,250
Capitalized inventory costs	6,931	—
Remediation and reclamation costs	70,547	25,228
Foreign exchange	36,114	—
Derivative Instruments	137,356	—
Unrealized loss on investments	19,543	—
Other	32,150	17,249

	1,190,380	530,545
Valuation allowance for deferred tax assets	(377,501)	(192,495)

Deferred tax assets, net of valuation allowance	812,879	338,050

Deferred tax liabilities:
Net undistributed earnings of subsidiaries	(156,049)	(45,986)
Unrealized gain on investments	(35,729)	—
Depletable and amortizable costs associated with mineral rights	(352,454)	—
Depreciation	(76,434)	—
Capitalized mining costs	(32,099)	—
Capitalized inventory costs	—	(11,812)
Capitalized interest	(25,390)	(30,061)
Other	(6,766)	(12,671)

Deferred tax liabilities	(684,921)	(100,530)

Net deferred tax assets	$127,958	$237,520

Net deferred tax assets consist of:

	Years Ended December 31,
	2002	2001
	(in thousands)
Current deferred tax assets	$51,451	7,792
Non-current deferred tax assets	761,428	403,447
Current deferred tax liabilities	(28,469)	(32,919)
Non-current deferred tax liabilities	(656,452)	(140,800)

Net deferred tax assets	$127,958	$237,520

Newmont intends to indefinitely reinvest earnings from certain foreign operations except to the extent the earnings are subject to current U.S. income taxes. Accordingly, U.S. and non-U.S. income and withholding taxes

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for which a deferred tax might otherwise be required have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $971 million at December 31, 2002. The additional U.S. and non-US income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable.

As of December 31, 2002 and December 31, 2001, the Company had (i) $746.5 million and $143.0 million of net operating loss carryforwards respectively; and (ii) $172.4 million and $175.8 million of tax credit carryforwards respectively. Of the amounts of net operating loss carryforwards, $115.9 million and $143.0 million respectively are attributable to acquired mining operations conducted in the United States and will begin expiring in 2013 if not utilized before then.

As of December 31, 2002, another $259.6 million of net operating losses carryforwards are attributable to acquired mining operations in Australia for which current tax law provides no expiration period. The remaining net operating losses available are attributable to acquired entities and have various temporal and other limitations that may restrict the ultimate realization of the tax benefits of such tax attributes. The tax credit carryforwards in the respective amounts of $128.1 million and $124.6 million consist of foreign tax credits available in the United States and substantially all such credits not utilized in the interim period will expire at the end of 2006. The other credit carryforwards in the amounts of $44.3 million and $51.2 million, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

Of the above valuation allowance recorded as of December 31, 2002, $166.9 million is attributable to deferred tax assets for which any subsequently recognized tax benefits will be allocated to reduce goodwill related to the acquisition of Normandy.

The breakdown of the Company’s net deferred tax assets (liabilities) between the United States and foreign taxing jurisdictions is as follows:

	Years Ended December 31,
	2002	2001
	(in thousands)
United States	$344,913	$371,312
Foreign	(216,955)	(133,792)

Deferred tax assets	127,958	237,520

NOTE 14    STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Newmont Common Stock

As discussed in Note 3, Newmont issued 110.5 million shares of common stock (or exchangeable shares) for Franco-Nevada in February 2002. Additionally, Newmont issued 86.5 million shares plus cash in exchange for Normandy in February 2002. As discussed in Note 3, Newmont issued 24.1 million shares in exchange for Battle Mountain common stock and Battle Mountain exchangeable shares in January 2001. The Company paid dividends of $0.12 per common share of Newmont stock in each of 2002, 2001 and 2000.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchangeable Shares

In connection with the acquisition of Franco-Nevada, certain holders of Franco-Nevada common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco-Nevada) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividend and other rights economically equivalent to holders of Newmont common stock. At December 31, 2002, the value of these shares was included in Additional paid-in capital.

Convertible Preferred Stock

At December 31, 2001, 2.3 million shares of $3.25 cumulative convertible preferred stock were outstanding, with a liquidation preference of $50 per share. In conjunction with the Newmont/Battle Mountain merger (see Note 3), Newmont issued 2.3 million shares of $3.25 cumulative convertible preferred stock in exchange for Battle Mountain preferred stock. The cumulative preferred stock was convertible into shares of Newmont at any time at a conversion ratio of 0.5 share of Newmont common stock and was redeemable at the option of the Company solely for shares of Newmont common stock. The cumulative convertible preferred stock had no voting rights. The Company paid $3.7 million in preferred stock dividends in 2002 and $7.5 million in preferred stock dividends in each of 2001 and 2000.

In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 cumulative convertible preferred stock as of May 15, 2002. Pursuant to the terms of the cumulative convertible preferred stock, Newmont paid a redemption price of $50.325 per share, plus $0.8125 per share for accrued dividends on the cumulative convertible preferred stock at the redemption date. In settlement of the total redemption price of $51.1375 per preferred share, Newmont issued to each holder of record 1.9187 shares of its common stock and cash for any remaining fractional interest. This redemption eliminated $7.5 million of annual preferred stock dividends prospectively.

Stock Rights

In September 2000, the Company paid a dividend of one series A junior participating preferred stock purchase right (“PSPR”) for each outstanding share of Newmont common stock. These rights replaced Newmont’s PSPRs that expired in September 2000. The rights agreement works by imposing a significant penalty upon any person or groupthat acquires 15% or more of Newmont’s outstanding common stock without the approval of its board of directors. Each PSPR entitles the holder to purchase from Newmont one one-thousandth of a share of Newmont participating preferred stock for $100 (subject to adjustment) once such rights become exercisable. Until exercised, holders of PSPRs have no stockholder rights. The PSPRs become exercisable only if a defined acquiring person has acquired 15% or more of Newmont common stock or has begun a tender or exchange offer that would result in such person owning 15% or more of Newmont common stock. If such events occur, PSPR holders (other than the acquiring person) may, for $100, purchase shares of Newmont common stock (or in certain circumstances common stock of the acquiring company) with a market value of $200, based on the market price of Newmont common stock prior to such acquisition (or the market price of the acquiring corporation’s stock). Newmont may redeem the PSPRs for $0.01 each prior to an announcement that a defined acquiring person exists. The PSPRs remain in place following the restructuring described in Note 1.

Warrants

At December 31, 2002, Newmont Mining Corporation of Canada Limited (“NMCCL”) had outstanding 2.2 million Class A warrants outstanding that expire in September 2003. Each Class A warrant, plus CDN$200,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is exchangeable for 3.2 shares of Newmont common stock. NMCCL also has 2.1 million Class B warrants outstanding at December 31, 2002 that expire in November 2003. Each Class B warrant, plus CDN$100 per warrant, is exchangeable for 2.464 shares of Newmont common stock.

Earnings per Share

The 2.1 million difference between the 370.9 million basic weighted average common shares outstanding and the 373.0 million diluted weighted average common shares outstanding at December 31, 2002 is due to the assumed conversion of employee stock options. Approximately 5.2 million employee stock options with exercise prices greater than the average market price and 0.5 million shares that could be issued upon conversion of the Company’s 6% Convertible Subordinated Debentures were excluded from the December 31, 2002 diluted weighted average common shares because the effect would have been anti-dilutive. The employee stock options are potentially outstanding for up to 10 years. The 6% Convertible Subordinated Debentures can be converted at any time until maturity in January 2005.

NOTE 15    STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Net income (loss)	$158,061	$(46,644)	$(89,712)

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable equity securities, net of tax of $(9,426) and $(11,941), respectively	(12,824)	18,290	—
Foreign currency translation adjustments	3,622	(3,241)	(1,792)
Cumulative effect of change in accounting method for derivative instruments, net of tax of $917	—	1,703	—
Minimum pension liability adjustments, net of tax of $(15,429), $244 and $682, respectively	(28,655)	453	1,266
Changes in fair value of cash flow hedge instruments, net of tax of $(8,176) and $(466), respectively	(16,721)	(865)	—

Total other comprehensive (loss) income	(54,578)	16,340	(526)

Comprehensive income (loss)	$103,483	$(30,304)	$(90,238)

The components of Accumulated other comprehensive income (loss) included: accumulated unrealized gain on marketable equity securities, net of taxes, of $5.5 million and $18.3 million at December 31, 2002 and 2001, respectively; accumulated foreign currency translation of $(23.0) million and $(26.6) million at December 31, 2002 and 2001, respectively minimum pension liability, net of taxes, of $(30.6) million and $(2.0) million at December 31, 2002 and 2001, respectively; and accumulated changes in the fair value of cash flow hedge instruments, net of taxes, (including the accumulated effect of a change in accounting for derivative instruments) of $(15.9) million and $0.9 million at December 31, 2002 and 2001, respectively.

NOTE 16    STOCK OPTIONS

Employee Stock Options

The Company maintains stock option plans for executives and employees. Under the Company’s stock option plans, options to purchase shares of stock can be granted with exercise prices equal to or greater than the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value of the underlying stock at the date of grant. The options vest over periods ranging from two to four years and are exercisable over periods of up to ten years. In addition, the Company has established a non-employee director stock incentive plan (the “Director Plan”) under which non-employee directors may be granted stock options as compensation. These options are issued at fair market value at the date of grant and vest immediately. At December 31, 2002, 8,988,944 shares were available for future grants under the Company’s plans.

In conjunction with the Franco-Nevada acquisition, approximately 3.2 million shares of Newmont common stock were authorized for issuance in connection with outstanding Franco-Nevada stock options that were assumed by the Company. In conjunction with the Battle Mountain merger, 850,000 shares of Newmont common stock were authorized for issuance in connection with outstanding Battle Mountain stock options that were assumed by the Company. In conjunction with the Director Plan, 5,592 options were issued and outstanding at December 31, 2002, and 361,527 were available for grant.

The following table summarizes annual activity for all stock options for each of the three years in the period ended December 31:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	12,314,157	$28	12,671,674	$29	11,511,797	$30
Options assumed from Franco-Nevada	3,215,536	$16	—	$—	—	$—
Granted	1,798,224	$26	1,439,548	$22	1,502,325	$19
Exercised	(3,797,332)	$18	(403,673)	$19	(110,500)	$25
Forfeited	(422,157)	$34	(1,393,392)	$33	(231,948)	$37

Outstanding at end of year	13,108,428	$27	12,314,157	$28	12,671,674	$29

Options exercisable at year end	10,213,935	$28	9,448,459	$29	7,501,483	$33
Weighted average fair value of options granted during the year	$12.66		$12.98		$12.55

The following table summarizes information about stock options outstanding at December 31, 2002, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting (included in the “All Stock Options” table):

	Options Outstanding		Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Number Exercisable	Weighted Average Exercise Price
$10 to $15	1,142,812	4.4	$12.98	1,091,644	$12.97
$16 to $18	1,577,400	5.3	$18.14	1,576,775	$18.14
$19 to $22	3,118,840	6.6	$20.54	2,622,177	$20.49
$23 to $27	2,118,677	8.5	$24.34	860,239	$24.99
$28 to $36	2,469,586	6.1	$29.18	1,546,736	$29.55
$37 to $50	1,531,663	2.7	$39.41	1,531,663	$39.41
$51 to $72	663,253	3.2	$55.59	663,253	$55.59
$73 to $108	156,701	3.2	$93.82	156,701	$93.82

$10 to $108	12,778,932	5.8	$26.85	10,049,188	$27.43

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain key executives were granted options that, although the exercise price was equal to the fair market value on the date of grant, cannot be exercised when otherwise vested unless the market price of Newmont’s common stock is a defined amount above the option exercise price. In addition, the same executives were granted options with exercise prices in excess of the fair market value on the date of grant. Generally, these key executive options vest over a period of one to five years and are exercisable over a ten-year period. At December 31, 2002, 329,496 of these options were outstanding and 164,747 were exercisable. Information about these stock options outstanding (included in the “All Stock Options” table) at December 31, 2002 is summarized below:

	Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Exercisable
		Number Outstanding	Weighted Average Remaining Contractual Life		Number Exercisable	Weighted Average Exercise Price
Options with exercise prices in excess of the fair market value on the date of the grant	$44 to $56	164,747	0.9 years	$51	164,747	$51
Options that cannot be exercised until the market price exceeds a fixed amount above the exercise price	$40 to $41	164,749	0.9 years	$41	—	—

The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost has been recognized for its stock options. Had compensation cost for the options been determined based on market value at grant dates in 2002, 2001 and 2000 as prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been the pro forma amounts indicated below (in thousands, except per share):

	Years Ended December 31,
	2002	2001	2000
Net income (loss) applicable to common shares
As reported	$154,323	$(54,119)	$(97,187)
SFAS 123 expense	(9,835)	(1,445)	(27,370)

Pro forma	$144,488	$(55,564)	$(124,557)

Net income (loss) per share, basic
As reported	$0.42	$(0.28)	$(0.51)
SFAS 123 expense	(0.03)	0.00	(0.14)

Pro forma	$0.39	$(0.28)	$(0.65)

Net income (loss) per share, diluted
As reported	$0.41	$(0.28)	$(0.51)
SFAS 123 expense	(0.03)	0.00	(0.14)

Pro forma	$0.38	$(0.28)	$(0.65)

For purposes of determining the pro forma amounts, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000, respectively: weighted average risk-free interest rates of 3.4%, 4.9% and 6.4%; dividend yield of 0.5%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for 2002 and 0.6% for 2001 and 2000; expected lives of eight years for 2002 and nine years for 2001 and 2000; and volatility of 51%, 49% and 56%.

Compensation costs included in the pro forma amounts reflect only fair values of options granted after January 1, 1995. These amounts may not be indicative of actual results had the Company used fair-value-based accounting for stock options.

Other Stock-Based Compensation

In 1997, the Company adopted an intermediate term incentive compensation plan (“ITIP”) under which restricted stock may be granted to certain key employees. These shares are granted upon achievement of certain financial and operating thresholds at fair market value on the grant date. ITIP stock grants are subject to certain restrictions related to ownership and transferability. In 2002, 2001 and 2000, 180,368, 248,601 and 95,814 shares of restricted stock, respectively, were issued under ITIP, of which 234,515 and 254,491 shares remained restricted at December 31, 2002 and 2001, respectively. Compensation expense recorded for these grants was $6.0 million, $3.3 million and $2.4 million in 2002, 2001 and 2000, respectively.

The Company granted deferred stock awards to certain other employees. The employees vest in the awards after two years, at which time the related shares are issued free of any restrictions. In 2002 and 2001, respectively, deferred stock awards were granted equivalent to 187,836 and 214,000 shares of stock, of which 373,834 and 210,287 remain outstanding at December 31, 2002 and December 31, 2001, respectively. Compensation expense recorded for these grants was $3.2 million and $0.8 million in 2002 and 2001, respectively.

NOTE 17    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

Pension Plans

The Company’s pension plans include: (1) two qualified non-contributory defined benefit plans (for salaried employees and substantially all domestic hourly union employees); (2) one non-qualified plan (for salaried employees whose benefits under the qualified plan are limited by federal legislation); and (3) a non-qualified cash balance international plan (for select employees who are not eligible to participate in the U.S.-based plans because of citizenship). The vesting period for each plan is five years of service. The plans’ benefit formulas are based on an employee’s years of credited service and either (1) such employee’s highest consecutive five years average pay (salaried plan), (2) a percentage of annual pay (international plan) or (3) a flat dollar amount adjusted by a service-weighted multiplier (hourly plan).

Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974.

Other Benefit Plans

The Company provides defined medical benefits to qualified retirees (and to their eligible dependents) who were salaried employees and defined life insurance benefits to qualified retirees who were salaried employees. In general, participants become eligible for these benefits upon retirement directly from the Company if they are at least 55 years old and the combination of their age and years of service with the Company equals 75 or more. This benefit is no longer provided to employees who joined the Company after January 1, 2003.

Defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for the two-year period ended December 31, 2002, and a statement of the funded status as of December 31 of both years:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in Benefit Obligation:
Benefit obligation at beginning of year	$216,240	$189,346	$59,024	$45,062
Service cost-benefits earned during the year	8,307	8,075	2,720	2,422
Interest cost	15,845	14,545	4,161	3,700
Amendments	636	—	3,076	—
Actuarial loss	31,769	12,396	2,135	8,166
Benefit enhancements for early retirement	—	15,682	—	1,311
Foreign currency exchange loss (gain)	8	(112)	18	(105)
Settlement payments	(2,656)	(6,802)	—	—
Benefits paid	(18,719)	(16,890)	(2,121)	(1,532)

Benefit obligation at end of year	$251,430	$216,240	$69,013	$59,024

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$151,305	$163,249	$—	$—
Actual return (loss) on plan assets	(11,069)	904	—	—
Employer contributions	12,334	11,252	2,121	1,532
Foreign currency exchange loss	72	(408)	—	—
Settlement payments	(2,656)	(6,802)	—	—
Benefits paid	(18,719)	(16,890)	(2,121)	(1,532)

Fair value of assets at end of year	$131,267	$151,305	$—	$—

Funded status	$(120,163)	$(64,935)	$(69,013)	$(59,024)
Unrecognized prior service cost	8,636	9,041	1,218	1,364
Unrecognized net loss (gain)	80,037	25,537	(13,053)	(16,115)
Unrecognized net asset	(30)	(120)	—	—

Accrued cost	$(31,520)	$(30,477)	$(80,848)	$(73,775)

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are not funded, but exist as general corporate obligations. The information contained in the above tables indicates the combined funded status of qualified and non-qualified plans, in accordance with accounting pronouncements. Assumptions used for IRS purposes differ from those used for accounting purposes. The funded status shown above, prepared in accordance with accounting pronouncements, compares the projected benefit obligation of all plans, which is an actuarial present value of obligations that takes into account assumptions as to future compensation levels of plan participants, to the fair value of the assets held in trust for the qualified plans. Accounting pronouncements also prescribe a computation for the plans’ accumulated benefit obligation (“ABO”), which is an actuarial present value of benefits (whether vested or nonvested) attributed to employees based on employee service and compensation prior to the end of the period presented. The following plans have an ABO in excess of the market value of plan assets: (1) qualified and non-qualified pension plans for salaried employees, (2) the qualified pension plan for hourly employees and (3) the non-qualified international pension plan. At December 31, 2002 and 2001, respectively, the ABO was $175.5 million and $149.2 million for the qualified pension plan for salaried employees, $21.1 million and $17.4 million for the qualified pension plan for hourly employees, $18.3 million and $15.8 million for the non-qualified pension plan for salaried employees, and $2.9 million and $2.4 million for the non-qualified international pension plan.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Amounts recognized in the consolidated balance sheets:
Accrued benefit cost	$(87,270)	$(38,555)	$(80,848)	$(73,775)
Intangible asset	8,636	5,014	—	—
Accumulated other comprehensive income	47,114	3,064	—	—

Net amount recognized	$(31,520)	$(30,477)	$(80,848)	$(73,775)

In accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” an adjustment was required to reflect a minimum liability for the non-qualified pension plan in 2002, 2001 and 2000, and one of the hourly pension plans and the international plan in 2002 and 2001. As a result of such adjustment, an intangible asset was recorded and (to the extent the minimum liability adjustment exceeded the unrecognized net transition liability) gains (losses) were recorded in Other comprehensive income (loss), net of tax of $(28.7) million, $0.5 million and $1.3 million (net of related deferred income tax benefits) for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table provides components of net periodic pension benefit cost for the indicated fiscal years:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
	(in thousands)			(in thousands)
Components of net periodic pension benefit cost:
Service cost	$8,307	$8,075	$7,530	$2,720	$2,422	$2,569
Interest cost	15,845	14,545	13,631	4,161	3,700	3,209
Expected return on plan assets	(14,427)	(15,513)	(16,742)	—	—	—
Amortization of prior service cost	1,042	1,044	729	3,222	146	148
Amortization of loss (gain)	627	128	(393)	(927)	(1,102)	(1,273)
Amortization of net obligation (asset)	(90)	143	(93)	—	—	—
Benefit enhancement for early retirement	2,135	20,811	—	—	1,328	—

Total net periodic pension benefit cost	$13,439	$29,233	$4,662	$9,176	$6,494	$4,653

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assumptions used in measuring the Company’s benefit obligation were as follows:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Weighted-average assumptions as of December 31:
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	9.25%	9.25%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

As of January 1, 2002, Newmont made a decision to use 9.25% as the expected return on plan assets for fiscal year 2002. This was decided based upon (i) the historical asset returns in the pension plan and (ii) the expected return based upon the asset allocation in the pension plan. The actual return on plan assets during the thirteen years ending on December 31, 2001 was 10.3% per annum.

As of January 1, 2003, Newmont has decided to use 8% as the expected return on plan assets for fiscal year 2003. The decrease is due to our revised long term outlook of the equity markets based upon the actual returns for the past three years, in particular the poor equity return for 2002.

The assumed health care cost trend rate to measure the expected cost of benefits was 9% for 2003, 8% for 2004, 7% for 2005, and 6% for 2006, and 5% each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$1,500	$(1,200)
Effect on the health care component of the accumulated postretirement benefit obligation	$9,900	$(7,800)

Savings Plan

The Company has two qualified defined contribution savings plans, one that covers salaried employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% and 5% of base salary for the salaried and hourly plans, respectively. Matching contributions are made with Newmont stock; however, no holding restrictions are placed on such contributions, which totaled $8.2 million in 2002 and $9.9 million in both 2001 and 2000.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18    DIVIDENDS, INTEREST, FOREIGN CURRENCY EXCHANGE AND OTHER INCOME

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Interest income	$14,139	$2,976	$10,542
Foreign currency exchange gain (loss), net	14,020	(5,088)	(6,100)
Gain on sale of exploration properties	5,900	3,098	1,021
Other	5,778	6,401	4,199

Total	$39,837	$7,387	$9,662

NOTE 19    EXPENSES FOR ACQUISITION SETTLEMENT

In the third quarter of 2000, the Company resolved a long-standing legal dispute regarding the acquisition of an additional interest in Minera Yanacocha, a gold mining operation located in Peru. The Company issued $40 million of Newmont common stock, 2.6 million shares, under terms of the settlement, and charged $42.2 million, including expenses, to income.

NOTE 20    WRITE-DOWN OF ASSETS

In 2002, the Company reduced the carrying value of certain assets by $48.1 million pre-tax, with the majority of the write-down relating to the reduction of inventories to lower of average cost or net realizable value. The write-downs related to Nevada ($37.0 million), Minahasa ($4.6 million), Newmont Australia ($2.4 million), Wiluna ($1.6 million), Kori Kollo ($1.0 million), the Ity property ($0.8 million) and other operations ($0.7 million). In Nevada, ore stockpile inventory was reduced by $32 million as a result of both net realizable value analysis and a comprehensive physical survey of all stockpiles, while leach pad, mill in-process and finished goods inventories were reduced by $2.9 million, $1.7 million and $0.4 million, respectively. At the Minahasa mine the leach pad inventory, finished goods inventory and materials and supply inventories were reduced by $0.2 million, $2.0 million and $2.4 million, respectively. At Newmont Australia, $2.4 million in undeveloped mineral interests was written down. Ore stockpile inventory was reduced $1.1 million and mill in-process inventory was reduced by $0.4 million at the Wiluna mine. At Kori Kollo, the write-down reduced materials and supply inventories by $0.5 million and fixed assets were abandoned with a net historical cost of $0.5 million. Reductions of inventories at other operations totaled $0.7 million. Finally, the Ity mine was sold in the first quarter of 2002, with the future estimated royalty payments recorded as a receivable at fair value. In the fourth quarter of 2002, the Company determined that future royalty payments were uncertain due to political unrest in the region of Africa where the operations are located and a loss of $0.8 million was recorded.

In 2001, the Company reduced the carrying value of certain long-lived and other assets by $57.8 million pre-tax. Total write-downs related to Minahasa ($19.8 million), Nevada ($23.2 million), Kori Kollo ($4.9 million), Yanacocha ($4.9 million), the San Luis property in Colorado ($3.5 million) and other operations ($1.5 million). The write-down of long-lived assets represented the excess carrying value of assets compared to fair value, with fair value determined using discounted future cash flow analyses. Such cash flows are based on estimated recoverable ounces, future production and capital costs, and gold price assumptions. The assumed gold price was $285 per ounce for 2002 and $300 per ounce for all future years. The Minahasa write-down reduced fixed assets by $12.1 million, increased reclamation liabilities by $3.7 million and reduced stockpiles, ore on leach pads, and materials and supply inventories by $1.8 million, $0.9 million and $1.3 million, respectively. The Nevada write-down reduced stockpiles, leach ore on pad and in-process inventory by $18.3 million, fixed assets by $4.4 million and precious metals by $0.5 million. The Kori Kollo write-down reduced fixed assets by $4.8 million and in-process inventory by $0.1 million. The San Luis write-down reduced fixed assets by $2.0 million and materials and supply inventories by $1.5 million. At Yanacocha heap leach inventory was

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced $4.1 million and other assets were reduced $0.8 million, and total inventory reductions of $1.5 million were recorded at other operations.

In 2000, total write-downs of $75.9 were recorded on long-lived and other assets. The reductions related to the Holloway mine in Canada ($30.8 million), the short-lived Mesquite mine in California ($14.8 million), Nevada ($13.6 million), the Kori Kollo mine in Bolivia ($5.7 million), the acquisition cost of the Mezcala property in Mexico ($6.5 million), the Minahasa mine in Indonesia ($3.8 million) and the Battle Mountain Complex in Nevada ($0.7 million). The Holloway write-down reduced fixed assets by $30.8 million. Mesquite’s write-down reduced leach pad inventory by $9.7 million, deferred stripping by $1.4 million and fixed assets by $3.7 million. Stockpile and mill in-process inventories were reduced $9.7 million and $3.9 million at Nevada, respectively. The Kori Kollo write-down reduced inventory by $5.0 million and fixed assets by $0.7 million. In-process and leach ore on pad inventories at Minahasa were reduced by $3.1 million and $0.7 million, respectively.

NOTE 21    RELATED PARTY TRANSACTIONS

During 2002 Newmont conducted business with AGR, in which Newmont holds a 40% interest at December 31, 2002 (see Note 9, Investments and Equity Income (Loss) of Affiliates). Gold sales to AGR totaled $47.9 million and Newmont incurred refining charges of $0.7 million.

NOTE 22    ACCOUNTING CHANGES

Depreciation, Depletion and Amortization

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, Plant and Mine Development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change through December 31, 2001 increased net income during the year ended December 31, 2002 by $7.7 million, net of tax of $4.1 million and increased net income per share by $0.02 per share. The effect of the change was to reduce DD&A expense by $1.6 million and $2.4 million in the first and second quarters of 2002, respectively, and increase DD&A expense by $3.4 million and $1.9 million in the third and fourth quarters of 2002, respectively, for a total increase in DD&A expense in 2002 of $1.3 million. The effect of the change to net income (loss) was to decrease net loss by $1.0 million in the first quarter of 2002, increase net income by $1.6 million in the second quarter of 2002, and decrease net income by $2.2 million and $1.2 million in the third and fourth quarters of 2002, respectively, for a total reduction of net income in fiscal year 2002 of $0.8 million.

The table below presents the pro forma effects of the accounting change on Net loss before cumulative effect of a change in accounting principle had it been in effect for the years ended December 31, 2001 and 2000.

(Increase)/decrease to net loss (in millions, except per share data)	Years Ended December 31,
	2001	2000
Depreciation, depletion and amortization	$2.0	$0.9
Income tax expense	(0.7)	(0.3)

Net loss before cumulative effect of a change in accounting principle	$1.3	$0.6

Net loss before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

As described in Note 2, the Company changed its method of accounting for revenue recognition in the fourth quarter of 2000, effective January 1, 2000, to record sales when the price is determinable and upon delivery and transfer of title of gold to the customer. Previously, revenue was recognized upon the completion of the production process, or when gold was poured into doré at the mine site. The cumulative effect of the change in accounting principle as of January 1, 2000 was $12.6 million, net of tax and minority interest.

Derivative Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to recognize derivative instruments on the balance sheet as either assets or liabilities at fair value. As a result, the Company increased Other comprehensive income (loss), net of tax by $1.7 million as the cumulative effect of the change in accounting method.

NOTE 23    SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by operating activities included the following cash payments:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Income taxes, net of refunds	$86,816	$76,020	$86,608
Interest, net of amounts capitalized	$137,706	$91,944	$101,066

The Company acquired 100% of Franco-Nevada and Normandy in 2002 in exchange for 197 million shares of Newmont stock, the assumption of $2,575.4 million in liabilities, including $913.7 million in debt, and other cash and equity consideration. The fair value of the assets acquired was $6,922.7 million, including total identifiable intangible assets of $1,386.8 and goodwill of $3,024.6. The complete purchase price allocation for the Franco-Nevada and Normandy acquisitions is presented in Note 3, Acquisitions and Mergers.

In the third quarter of 2001, Newmont entered into transactions that closed out certain written call option contracts with a series of price-capped contracts as described in Note 12. These transactions resulted in a non-cash increase of $53.8 million to Deferred revenue from sale of future production for the initial fair value of these contracts.

In 2002, 2001 and 2000, Newmont entered into certain leases (see Note 11) that resulted in a non-cash increase to Property, plant and mine development, net and Long-term debt ($6.1 million, $3.4 million and $2.3 million, respectively).

In 2000, Newmont issued 2.6 million shares of common stock in conjunction with the acquisition settlement described in Note 19 that resulted in non-cash increases to Common stock ($4.2 million) and Additional paid-in capital ($35.8 million).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 24    SEGMENT AND RELATED INFORMATION

Newmont predominantly operates in a single industry as a worldwide corporation engaged in gold production, exploration for gold and acquisition of gold properties. Newmont’s major gold operations are in North America, South America and Australia. Other international mining operations include small gold producing properties in New Zealand, Indonesia, Uzbekistan and Turkey. Newmont also has a base metal operations segment engaged in copper and zinc production, an exploration segment engaged in green field exploration activities not associated with our existing operating and development properties, and a merchant banking segment. Earnings from operations do not include general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments). Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. In conjunction with the acquisitions described in Note 3, the Company has modified its reporting structure and related segment disclosure.

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

Financial information relating to Newmont’s segments is as follows:

Year Ended December 31, 2002

(in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$848.4	$157.1	$1,005.5	$713.4	$87.7	$801.1	$92.7	$466.5	$559.2
Royalties	$—	$—	$—	$—	$—	$—	$—	$1.4	$1.4
Interest income	$—	$0.1	$0.1	$0.4	$—	$0.4	$0.5	$10.7	$11.2
Interest expense	$0.2	$—	$0.2	$8.9	$0.2	$9.1	$0.2	$41.9	$42.1
Exploration and research expense	$15.6	$—	$15.6	$11.1	$0.7	$11.8	$2.2	$8.7	$10.9
Depreciation, depletion and amortization	$118.2	$36.6	$154.8	$121.5	$13.8	$135.3	$20.6	$91.0	$111.6
Pre-tax income (loss) before minority interest equity income of affiliates and cumulative effect of a change in accounting principle	$49.8	$19.3	$69.1	$266.2	$24.2	$290.4	$40.4	$(23.0)	$17.4
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$9.6	$9.6
Cumulative effect of a change in accounting principle, net of tax	$1.5	$10.9	$12.4	$—	$—	$—	$(0.6)	$—	$(0.6)
Amortization of deferred stripping, net	$48.8	$(0.9)	$47.9	$—	$—	$—	$—	$(9.8)	$(9.8)
Asset write-downs	$37.0	$0.3	$37.3	$—	$1.0	$1.0	$—	$2.4	$2.4
Capital expenditures	$54.6	$9.2	$63.8	$146.2	$0.6	$146.8	$10.2	$39.8	$50.0
Total assets **	$1,477.2	$140.5	$1,617.7	$1,142.7	$34.7	$1,177.4	$173.6	$1,866.7	$2,040.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$79.3	$121.8	$2,566.9	$55.3	$—	$—	$—	$2,622.2
Royalties	$—	$—	$1.4	$—	$—	$33.7	$0.6	$35.7
Interest income	$0.1	$—	$11.8	$—	$—	$1.3	$1.0	$14.1
Interest expense	$0.8	$—	$52.2	$—	$—	$—	$77.4	$129.6
Exploration and research expense	$—	$3.3	$41.6	$2.7	$27.0	$—	$17.6	$88.9
Depreciation, depletion and amortization	$10.3	$34.9	$446.9	$22.9	$7.8	$22.6	$5.4	$505.6
Pre-tax income (loss) before minority interest equity income (loss) of affiliates and a cumulative effect of change in accounting principle	$34.7	$8.4	$420.0	$(5.8)	$(37.1)	$16.9	$(177.7)	$216.3
Equity income (loss) of affiliates	$—	$—	$9.6	$—	$—	$(0.4)	$42.2	$51.4
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$11.8	$—	$—	$—	$(4.1)	$7.7
Amortization of deferred stripping, net	$—	$(0.9)	$37.2	$—	$—	$—	$—	$37.2
Asset write-downs	$—	$4.6	$45.3	$0.4	$2.4	$—	$—	$48.1
Capital expenditures	$3.9	$9.3	$273.8	$10.7	$0.3	$—	$15.3	$300.1
Total assets **	$102.8	$166.0	$5,104.2	$258.3	$1,272.8	$2,988.7	$530.5	$10,154.5

Year Ended December 31, 2001

(in millions)

	North America			South America
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo
Sales, net	$734.5	$142.3	$876.8	$517.8	$84.5	$602.3	$34.2
Royalties	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.9	$—	$0.9	$—
Interest expense	$0.2	$—	$0.2	$5.8	$0.5	$6.3	$—
Exploration and research expense	$10.7	$0.3	$11.0	$12.0	$1.1	$13.1	$1.3
Depreciation, depletion and amortization	$117.4	$35.5	$152.9	$82.3	$19.5	$101.8	$4.3
Pre-tax income (loss) before minority interest and equity income of affiliates	$(38.0)	$1.9	$(36.1)	$173.1	$7.0	$180.1	$14.9
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$33.5	$(0.2)	$33.3	$—	$—	$—	$—
Asset write-downs	$23.2	$0.2	$23.4	$4.9	$4.9	$9.8	$—
Capital expenditures	$47.1	$9.9	$57.0	$276.9	$10.5	$287.4	$7.3
Total assets **	$1,366.9	$182.4	$1,549.3	$962.6	$47.3	$1,009.9	$36.2

	Zarafshan- Newmont, Uzbekistan	Minahasa, Indonesia	Total Gold	Exploration	Corporate and Other	Consolidated
Sales, net	$60.2	$92.6	$1,666.1	$—	$—	$1,666.1
Royalties	$—	$—	$—	$—	$0.6	$0.6
Interest income	$0.3	$0.2	$1.5	$—	$1.5	$3.0
Interest expense	$0.8	$—	$7.3	$—	$90.8	$98.1
Exploration and research expense	$—	$—	$25.4	$9.0	$21.1	$55.5
Depreciation, depletion and amortization	$11.9	$22.8	$293.7	$1.6	$6.3	$301.6
Pre-tax income (loss) before minority interest and equity income of affiliates	$17.7	$(0.5)	$176.1	$(10.8)	$(228.4)	$(63.1)
Equity income of affiliates	$—	$—	$—	$—	$22.5	$22.5
Amortization of deferred stripping, net	$—	$4.1	$37.4	$—	$—	$37.4
Asset write-downs	$0.5	$19.8	$53.5	$—	$4.3	$57.8
Capital expenditures	$20.4	$—	$372.1	$—	$17.9	$390.0
Total assets **	$111.2	$48.7	$2,755.3	$25.9	$1,360.5	$4,141.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2000

(in millions)

	North America		South America
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo
Sales, net	$831.0	$189.6	$1,020.6	$491.8	$81.1	$572.9	$31.5
Royalties	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$3.6	$—	$3.6	$—
Interest expense	$0.3	$—	$0.3	$5.1	$—	$5.1	$—
Exploration and research expense	$21.8	$0.1	$21.9	$10.5	$1.3	$11.8	$1.9
Depreciation, depletion and amortization	$126.4	$48.1	$174.5	$68.8	$23.9	$92.7	$4.3
Pre-tax income (loss) before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle	$70.4	$(15.0)	$55.4	$234.3	$(15.6)	$218.7	$15.6
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—
Cumulative effect of a change in accounting principle, net of tax	$(1.5)	$(3.7)	$(5.2)	$(5.0)	$(0.2)	$(5.2)	$(0.1)
Amortization of deferred stripping, net	$69.2	$(5.6)	$63.6	$—	$—	$—	$—
Asset write-downs	$13.6	$45.5	$59.1	$—	$5.7	$5.7	$—
Capital expenditures	$65.7	$24.2	$89.9	$276.9	$7.8	$284.7	$4.9
Total assets **	$1,546.8	$363.0	$1,909.8	$862.8	$54.3	$917.1	$30.9

	Zarafshan- Newmont, Uzbekistan	Minahasa, Indonesia*	Total Gold	Exploration	Corporate and Other	Consolidated
Sales, net	$70.2	$120.9	$1,816.1	$—	$2.9	$1,819.0
Royalties	$—	$—	$—	$—	$0.6	$0.6
Interest income	$—	$0.1	$3.7	$—	$6.8	$10.5
Interest expense	$1.7	$—	$7.1	$—	$99.0	$106.1
Exploration and research expense	$—	$0.1	$35.7	$15.3	$26.4	$77.4
Depreciation, depletion and amortization	$14.0	$26.7	$312.2	$0.4	$8.1	$320.7
Pre-tax income (loss) before minority interest, equity loss of affiliates and cumulative effect of a change in accounting principle	$22.4	$40.0	$352.1	$(5.8)	$(307.4)	$38.9
Equity loss of affiliates	$—	$—	$—	$—	$(17.7)	$(17.7)
Cumulative effect of a change in accounting principle, net of tax	$(2.4)	$(2.1)	$(15.0)	$—	$2.4	$(12.6)
Amortization of deferred stripping, net	$—	$6.0	$69.6	$—	$—	$69.6
Asset write-downs	$—	$3.8	$68.6	$—	$7.3	$75.9
Capital expenditures	$4.3	$0.5	$384.3	$—	$3.1	$387.4
Total assets **	$101.3	$100.2	$3,059.3	$52.5	$912.4	$4,024.2

*	Not reduced for minority interest
**	Net of intercompany assets.

Revenues from export and domestic sales, denominated in US dollars, were as follows:

	Years Ended December 31,
	2002	2001	2000
	(in millions, as restated)
Europe	$2,398.2	$1,453.0	$1,446.6
Canada	98.8	102.1	141.6
United States	0.9	3.5	6.6
Bolivia	—	—	81.1
Other	124.3	107.5	162.2

Total**	$2,622.2	$1,666.1	$1,838.1

**	Excludes $19.1 million for put option premium amortization in 2000.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets, excluding deferred tax assets, in the United States and other countries are as follows:

	At December 31,
	2002	2001
	(in millions)
United States*	$4,241.3	$1,160.0
Australia	1,583.4	28.7
Canada	401.4	100.1
Indonesia	705.0	590.1
Peru	866.0	871.1
Other	482.7	141.2

Total	$8,279.8	$2,891.2

*	Goodwill allocated to Exploration and Merchant Banking (see Note 3) is global in nature and has been allocated to the United States, the Company’s headquarters.

The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous commodity market traders worldwide. In 2002, sales to one customer totaled $1.2 billion or 46% of total sales. In 2001, sales to two customers totaled $816 million and $326 million or 49% and 20% of total sales, respectively. In 2000, sales to one customer totaled $1.1 billion or 62% of total sales.

NOTE 25    COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2002 and 2001, $268.2 million and $130.0 million, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $48.1 million and $55.7 million were accrued for such obligations at December 31, 2002 and 2001, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 45% greater or 25% lower than the amount accrued at December 31, 2002. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details about certain of the more significant sites involved are discussed below.

Battle Mountain Resources, Inc.—100% Newmont owned

San Luis, Colorado:    The San Luis open-pit gold mine in southern Colorado was operated by Battle Mountain Resources, Inc. and ceased operations in November 1996. Since then, substantial closure and reclamation work has been performed. In August 1999, the Colorado Department of Public Health and Environment (“CDPHE”) issued a notice of violation of the Water Quality Control Act and in October 1999 amended the notice to authorize operation of a water treatment facility and the discharge of treated water. Battle Mountain Resources has made all submittals required by the CDPHE notice and conducted the required response activities. Battle Mountain Resources negotiated a settlement with CDPHE resolving alleged violations that became effective September 1, 2000. In October 2000, the CDPHE received an “Application for Reconsideration of Order for Civil Penalty” filed by project opponents, seeking to appeal the terms of the settlement. The application was denied by CDPHE. Project opponents filed a judicial appeal in the District Court for Costilla County, Colorado and Battle Mountain intervened to protect its interest in the settlement. In May 2002 this matter was resolved and the settlement was upheld in favor of CDPHE and Battle Mountain Resources.

Dawn Mining Company LLC (“Dawn”)—51% Newmont owned

Midnite Mine Site:    Dawn previously leased an open-pit uranium mine, currently inactive, on the Spokane Indian Reservation in the State of Washington. The mine site is subject to regulation by agencies of the U.S. Department of Interior (the Bureau of Indian Affairs and the Bureau of Land Management), as well as the United States Environmental Protection Agency (“EPA”).

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and the EPA has initiated a remedial investigation/feasibility study under CERCLA to determine environmental conditions and remediation options at the site. In addition, in August 2002, certain natural resource trustees notified Dawn and Newmont that they were commencing a natural resources damages assessment related to the site.

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

Dawn Mill:    Dawn also owns a uranium mill site facility, located on private land near Ford, Washington, which is subject to state and federal regulation. In late 1999, Dawn sought state approval for a revised mill closure plan that, if implemented, would expedite the reclamation process at the mill. The State of Washington has approved this revised plan. The currently approved plan for the mill is secured by a $14.1 million bond, which is guaranteed by Newmont.

Idarado Mining Company (“Idarado”)—80.1% Newmont owned

Telluride and Ouray, Colorado:    In July 1992, Newmont and Idarado signed a consent decree with the State of Colorado (“State”), which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under CERCLA.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property is substantially complete. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and Newmont have obtained a $5.8 million reclamation bond to secure their potential obligations under the consent decree. In addition, Idarado settled natural resources damages and past and future response costs, and agreed to habitat enhancement work under the consent decree. All of this work is substantially completed.

Newmont Madencilik A.S.—100% Newmont Owned

The Ovacik mine in Turkey has a long history of legal challenges to the operation of the mine and, in particular, its use of cyanide in gold production. These challenges involve a multitude of proceedings and have a complex procedural history that, in June 2001, resulted in a judicial order granting the plaintiffs’ request to cancel Ovacik’s operating permits. Newmont has appealed this decision and, at present, the mine continues to operate under interim licenses pending the outcome of Newmont’s appeal. In addition, the Ovacik mine is the subject of a separate action being brought against the Turkish government in the European Court of Human Rights (“ECHR”). The plaintiffs in that case assert that the Turkish government’s authorization of operating permits and use of cyanide for the Ovacik mine violates Turkish law and Turkey’s obligations under the European Convention on Human Rights. Plaintiffs have asked, among other things, that the ECHR grant interim relief ordering the shutdown of the mine pending the ECHR’s hearing and decision on the merits. Newmont has filed an application to intervene in this action, but as yet has not received permission to do so. Newmont cannot reasonably predict the final outcome of any of the above described legal proceedings. Either the Turkish courts or the ECHR, however, might grant relief that could require the closure of the mine or the interruption of mining activities.

Newmont Capital Limited—100% Newmont Owned

Lava Cap Mine Site:    In February 1999, EPA placed the Lava Cap mine site in Nevada County, California on the National Priorities List under CERCLA. The EPA then initiated a remedial investigation/feasibility study under CERCLA to determine environmental conditions and remediation options at the site.

Newmont Capital owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital has sought to resolve this matter through a de minimis settlement with EPA. The parties have entered into a tolling agreement until December 31, 2003 to facilitate settlement negotiations with respect to potential claims under CERCLA. Based on Newmont Capital’s limited involvement at Lava Cap mine, it does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

Newmont USA Limited—100% Newmont Owned

Pinal Creek:    Newmont is a defendant in a lawsuit brought in U.S. District Court in Arizona by the Pinal Creek Group, alleging that the company and others are responsible for some portion of costs incurred to address groundwater contamination emanating from copper mining operations located in the area of Globe and Miami, Arizona. Two former subsidiaries of Newmont, Pinto Valley Copper Corporation and Magma Copper Company (now known as BHP Copper Inc.), owned some of the mines in the area between 1983 and 1987. The court has dismissed plaintiffs’ claims seeking to hold Newmont liable for the acts or omissions of its former subsidiaries. Based on information presently available, Newmont believes it has strong defenses to plaintiffs’ remaining

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims, including, without limitation, that Newmont’s agents did not participate in any pollution causing activities; that Newmont’s liabilities, if any, were contractually transferred to one of the plaintiffs; that portions of plaintiffs’ claimed damages are not recoverable; and that Newmont’s equitable share of liability, if any, is small. While Newmont has denied liability and is vigorously defending these claims, we cannot reasonably predict the final outcome of this lawsuit.

Nevada Operations:    In November 2002, Great Basin Mine Watch and the Mineral Policy Center (Appellants) filed suit in U.S. District Court in Nevada against the Department of the Interior and the Bureau of Land Management (BLM), challenging and seeking to enjoin the BLM’s July 2002 Record of Decision approving the company’s amended Plan of Operations covering the Gold Quarry South Layback Project, and the BLM’s September 2002 Record of Decision approving a new Plan of Operations for the company’s proposed Leeville Mine. Appellants seek a declaration that the BLM’s decisions were unlawful and an injunction prohibiting Newmont’s approved activities. Newmont has intervened in this action on behalf of the government defendants and has filed an answer denying all of Appellants’ claims. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

In October 2002, Great Basin Mine Watch (Appellant) filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Appellant alleges that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont has intervened in this action on behalf of the NDEP. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

In December 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission challenging NDEP’s November 2002 decision renewing a water pollution control permit for Newmont’s Lone Tree Mine. This appeal alleges that NDEP’s renewal violated various procedural and substantive requirements under Nevada’s water quality laws. Newmont has intervened in this appeal. A hearing before the Nevada State Environmental Commission was held on February 25-26, 2003 in Carson City, Nevada. At the close of the hearing, the Commission ruled in favor of NDEP on all claims, and affirmed NDEP’s renewal of the permit.

Gray Eagle Mine Site:    By letter dated September 3, 2002, the EPA notified Newmont that the EPA had expended $2.6 million in response costs to address environmental conditions associated with a historic tailings pile located at the Grey Eagle mine site near Happy Camp, California, and requested that Newmont pay those costs. The EPA has identified four potentially responsible parties, including Newmont. Newmont does not believe it has any liability for environmental conditions at the Grey Eagle mine site, and intends to vigorously defend any formal claims by the EPA.

Resurrection Mining Company (“Resurrection”)—100% Newmont owned

Leadville, Colorado:    Newmont, Resurrection and other defendants were named in lawsuits filed by the State of Colorado under CERCLA in 1983, which were subsequently consolidated with a lawsuit filed by EPA in 1986. These proceedings sought to compel the defendants to remediate the impacts of pre-existing, historic mining activities near Leadville, Colorado, which date back to the mid-1800s, and which the government agencies claim are causing substantial environmental problems in the area.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site and the defendants have collectively implemented those orders by constructing a water treatment plant, which was placed in operation in early 1992. Remaining remedial work for this area primarily consists of water treatment plant operation and continuing environmental monitoring and maintenance activities. Newmont and Resurrection are currently responsible for 50% of these costs, but their share of such costs could increase in the event other defendants become unable to pay their share of such costs.

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

Other Legal Matters

Newmont USA Limited—100% Newmont Owned

Peru:    In February 2002, a French citizen filed a complaint against the Company and certain of its subsidiaries and former officers, Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”), one of Buenaventura’s subsidiaries, and other individuals, in U.S. District Court in Denver. The plaintiff alleges that he had an arrangement with Normandy Mining Limited, under which his fee was dependent on the outcome of the Minera Yanacocha shareholder dispute (which was resolved in 2000 pursuant to a comprehensive settlement agreement among the parties). The suit alleges that the defendants violated the federal Racketeer Influenced Corrupt Organization Act (“RICO”), and a parallel Colorado statute, by corrupting the Peruvian Supreme Court in 1998. Various common law torts including conspiracy, defamation, and tortious interference with beneficial economic interests are also alleged. The suit seeks damages of not less than $25 million plus interest (which could be subject to trebling), as well as unspecified punitive damages. A motion to dismiss this lawsuit is currently pending before the Court, and the Company is and will continue to vigorously defend itself against these allegations.

Minera Yanacocha—51.35% Newmont Owned

Choropampa:    In June 2000, a transport contractor of Minera Yanacocha spilled approximately 151 kilograms of elemental mercury near the town of Choropampa, Peru, which is located 53 miles (85 kilometers) southwest of the mine. Elemental mercury is a byproduct of gold mining and was sold to a Lima firm for use in medical instruments and industrial applications. A comprehensive health and environmental remediation program was undertaken by Minera Yanacocha in response to the incident. In August 2000, Minera Yanacocha paid under protest a fine of 1,740,000 soles (approximately $500,000) to the Peruvian government. Mineral Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. In addition, it has entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident.

On September 10, 2001, Mineral Yanacocha, various wholly owned subsidiaries of Newmont, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the elemental mercury spill incident. This action was dismissed by the Denver District Court on May 22, 2002, and this ruling was reaffirmed by the court on July 30, 2002. Plaintiffs’ attorneys have appealed this dismissal.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, other lawsuits were served against Minera Yanacocha, various wholly owned subsidiaries of Newmont and/or other defendants in the Denver District Court for the State of Colorado and in the United States District Court for the District of Colorado, by approximately 140 additional Peruvian plaintiffs and by the same plaintiffs who filed the September 2001 lawsuit. These actions also seek compensatory and punitive damages based on claims associated with the elemental mercury spill incident. All but one of these lawsuits has been stayed pending the outcome of the appeal in the September 2001 matter. A motion to stay the one remaining lawsuit is currently pending before the Denver District Court.

Additional lawsuits relating to the Choropampa incident were filed against Minera Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits previously have entered into settlement agreements with Minera Yanacocha.

Neither Newmont nor Minera Yanacocha can reasonably predict the final outcome of any of the above-described lawsuits.

Cerro Quilish:    The level of conflict between the central government and local governments throughout Peru over regulatory authority, privatization policy, entitlement to revenue streams, and other issues continues to be high. Minera Yanacocha is involved in a dispute with the Provincial Municipality of Cajamarca regarding the authority of that governmental body to regulate the development of the Cerro Quilish ore deposit (which contains reserves of 1.9 million equity ounces). Cerro Quilish is located in the same watershed in which the City of Cajamarca is located. The Municipality has enacted an ordinance declaring Cerro Quilish and its watershed to be a reserved and natural protected area. Minera Yanacocha has challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas. In May 2002, the Peruvian Constitutional Tribunal was fully empanelled in Lima to hear the case. The case was heard in early 2003 and a decision is expected shortly.

Even if the Constitutional Tribunal determines that the municipal ordinance is valid, Peruvian law provides that pre-existing rights are to be respected. Minera Yanacocha acquired the mining concessions in the Cerro Quilish area many years before the adoption of the contested ordinance.

Minera Yanacocha is committed to completing a full environmental impact study prior to initiating any development at Cerro Quilish, and will adopt mitigation measures necessary to protect the quality and quantity of the water supply of the City of Cajamarca. While the central government has the primary responsibility and the necessary technical expertise to regulate this matter, the company is also committed to working with the local government and other affected stakeholders in completing the required studies and designing and implementing any necessary mitigation measures.

Newmont Australia Limited—100% Newmont Owned

Australian Taxation Office Review:    In February 1999, Normandy (now NAL) sold certain subsidiary companies in a transaction that resulted in net cash proceeds of A$663 million. The sale did not give rise to any tax liability to NAL because of the tax basis that NAL had in the shares in the subsidiaries and the capital losses available to NAL to offset the net gain of the sale. This transaction is currently the subject of a review by the Australian Taxation Office (“ATO”), which commenced in early 2001 and is still ongoing. The ATO has sought documents from NAL, the buyer of the subsidiaries and other parties. It is not yet known whether the ATO will disagree with the tax treatment of the transaction. NAL believes that its tax treatment was in accordance with the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of the relevant tax laws. The company cannot reasonably predict what future action the ATO may take in relation to this matter.

Yandal Gold Pty Ltd.—100% Newmont owned

Newmont Yandal Operations:    In a Federal Court action brought by the Australian Securities and Investment Commission (“ASIC”) against Yandal Gold Pty Ltd., a subsidiary of NAL, Edensor Nominees Pty Ltd (“Edensor”), and others in relation to the 1999 acquisition of Great Central Mines (“GCM”, now named Newmont Yandal Operations Limited), the judge found violations of the Australian Corporations Law and ordered payment by Edensor to ASIC of A$28.5 million for distribution to former GCM shareholders. The judge also entered an order allowing the former shareholders to elect to reacquire their shares in GCM. After appeals to the Full Federal Court and the High Court on jurisdictional matters, the Full Federal Court rejected Edensor’s appeal on the merits and in September 2002, the High Court declined further review of the matter. NAL had previously agreed to pay one-half of the A$28.5 million and, after finalizing an additional commercial transaction with Edensor in relation to certain mining properties and interests, NAL paid in full A$28.5 million plus interest to ASIC in September 2002 all of which has been accounted for as part of the Normandy purchase price. NAL filed a motion with the Federal Court to negate that portion of its original order granting former GCM shareholders the right to reacquire their shares and ASIC consented to the orders sought in this motion. On February 18, 2003, the Court granted the application for the consent orders such that the former GCM shareholders will not have the opportunity to reacquire their shares in GCM.

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes with under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, but many of which are the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company will undergo a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation of the rules or the application of certain rules to the Company’s business conducted within the country involved. As of December 31, 2002 the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $321.5 million. This amount represents what the Company believes will be the probable outcome from the settlement of such disputes for all tax years for which additional income taxes can be assessed.

Guarantee of Third Party Indebtedness

Newmont USA Limited has guaranteed Pollution Control Revenue Bonds with a principal amount of $35.7 million, due 2009, of BHP Copper Inc., formerly known as Magma Copper Company. At the time the bonds were issued, Magma was a wholly-owned subsidiary of Newmont USA Limited. Magma was spun-off as an independent, separately traded company in 1987, and was acquired in 1995 by the company now known as BHP Billiton Limited. Newmont USA Limited will be required to perform under the guarantee in the event that BHP Copper defaults on the bonds; in that event, Newmont USA Limited would be liable for the amount of any unpaid principal and interest outstanding at the time of the default. It is expected that Newmont USA Limited will be required to remain liable on this guarantee as long as the bonds remain outstanding. Newmont USA Limited currently has no carrying value for this contingent liability, because it does not expect to have to pay any amount under the guarantee in the future given the financial strength of BHP Copper’s parent company. In the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

event that it does have to perform under the guarantee, Newmont USA Limited would have a right of subrogation to the bondholders.

Other Commitments and Contingencies

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2002, there were $177.0 million of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 11, Debt). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except as discussed above, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 26    OPERATING LEASE COMMITMENTS

The Company leases certain assets such as equipment and facilities under operating leases expiring at various dates through 2020. Future minimum annual lease payments under these leases as of December 31, 2002 are as follows (in millions):

Operating Leases
2003	$3.8
2004	3.5
2005	3.3
2006	3.3
2007	2.6
Therafter	9.4

Total	$25.9

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $9.1 million, $8.2 million and $7.0 million, respectively.

NOTE 27    CONSOLIDATING FINANCIAL STATEMENTS

The following Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10(e) of Regulation S-X resulting from the inclusion of Newmont USA Limited (“Newmont USA”), a wholly-owned subsidiary of Newmont Mining Corporation, as a co-registrant with Newmont Mining Corporation on a shelf registration statement on Form S-3 filed under the Securities Act of 1933 under which securities of Newmont Mining Corporation (including debt securities which may be guaranteed by Newmont USA) may be issued from time to time (the “Shelf Registration Statement”). This Shelf Registration Statement has not yet been declared effective by the Securities and Exchange Commission. To the extent which Newmont Mining Corporation issues debt securities under the Shelf Registration Statement, it is expected that Newmont USA will provide a guarantee of that debt. In accordance with Rule 3-10(e) of Regulation S-X, Newmont USA, as the subsidiary guarantor, is 100% owned by Newmont Mining Corporation, the guarantee will be full and unconditional, and it is not expected that any other subsidiary of Newmont Mining Corporation will guarantee any security issued under the Shelf Registration Statement. There are no significant restrictions on the ability of Newmont USA to obtain funds from its subsidiaries by dividend or loan.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2002
Sales and other income
Sales—gold	$—	$1,981.9	$584.9	$—	$2,566.8
Sales—base metals, net	—	—	55.3	—	55.3
Royalties	—	0.6	39.5	(4.4)	35.7
Gain on sale of marketable securities of Lihir	—	47.3	—	—	47.3
Dividends, interest and other income—intercompany	14.6	14.4	30.5	(59.5)	—
Dividends, interest, foreign currency exchange and other income	3.3	18.8	17.8	—	39.9

	17.9	2,063.0	728.0	(63.9)	2,745.0

Costs and Expenses
Cost applicable to sales—gold	—	1,157.3	383.9	(4.9)	1,536.3
Cost applicable to sales—base metals	—	—	35.6	—	35.6
Depreciation, depletion and amortization	—	324.8	180.8	—	505.6
Exploration and research	—	52.2	36.7	—	88.9
General and administrative	—	78.1	36.7	0.4	115.2
Interest expense—intercompany	18.1	10.4	21.9	(50.4)	—
Interest, net of capitalized interest	1.4	86.3	41.9	—	129.6
Write-down of assets	—	42.9	5.2	—	48.1
Other	—	26.1	3.5	—	29.6

	19.5	1,778.1	746.2	(54.9)	2,488.9

Operating (loss) income	(1.6)	284.9	(18.2)	(9.0)	256.1
Gain (loss) on derivative instruments	—	1.9	(41.7)	—	(39.8)

Pre-tax (loss) income before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle	(1.6)	286.8	(59.9)	(9.0)	216.3
Income tax benefit (expense)	0.6	(20.6)	0.1	—	(19.9)
Minority interest in (income) loss of affiliates	—	(100.1)	11.2	(8.6)	(97.5)
Equity income of affiliates	—	42.1	9.3	—	51.4
Equity income of subsidiaries	159.0	—	242.6	(401.6)	—

Net income before cumulative effect of a change in accounting principle	158.0	208.2	203.3	(419.2)	150.3
Cumulative effect of a change in accounting principle, net of tax of $4.1	—	7.7	—	—	7.7

Net income	158.0	215.9	203.3	(419.2)	158.0
Preferred stock dividends	(3.7)	—	—	—	(3.7)

Net income applicable to common shares	$154.3	$215.9	$203.3	$(419.2)	$154.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2001
Sales and other income
Sales—gold	$—	$1,666.1	$—	$—	$1,666.1
Sales—base metals, net	—	0.6	—	—	0.6
Dividends, interest, foreign currency exchange and other income	—	7.4	—	—	7.4

	—	1,674.1	—	—	1,674.1

Costs and Expenses
Cost applicable to sales—gold	—	1,092.8	—	—	1,092.8
Depreciation, depletion and amortization	—	301.6	—	—	301.6
Exploration and research	—	55.5	—	—	55.5
General and administrative	—	61.2	—	—	61.2
Interest, net of capitalized interest	—	98.1	—	—	98.1
Wrie-down of assets	—	57.8	—	—	57.8
Merger and restructuring	—	60.5	—	—	60.5
Other	—	11.5	—	—	11.5

	—	1,739.0	—	—	1,739.0

Operating loss	—	(64.9)	—	—	(64.9)
Gain on derivative instruments	—	1.8	—	—	1.8

Pre-tax loss before minority interest and equity income of affiliates	—	(63.1)	—	—	(63.1)
Income tax benefit	—	59.3	—	—	59.3
Minority interest in income of affiliates	—	(65.4)	—	—	(65.4)
Equity income of affiliates	—	22.6	—	—	22.6

Net loss	—	(46.6)	—	—	(46.6)
Preferred stock dividends	—	(7.5)	—	—	(7.5)

Net loss applicable to common shares	$—	$(54.1)	$—	$—	$(54.1)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2000
Sales and other income
Sales—gold	$—	$1,819.0	$—	$—	$1,819.0
Royalties	—	0.6	—	—	0.6
Loss on marketable securities of Lihir	—	(23.9)	—	—	(23.9)
Dividends, interest and other income—intercompany	—	9.7	—	—	9.7

	—	1,805.4	—	—	1,805.4

Costs and Expenses
Cost applicable to sales—gold	—	1,065.8	—	—	1,065.8
Depreciation, depletion and amortization	—	320.7	—	—	320.7
Exploration and research	—	77.4	—	—	77.4
General and administrative	—	63.7	—	—	63.7
Interest, net of capitalized interest	—	106.1	—	—	106.1
Expenses for acquisition settlement	—	42.2	—	—	42.2
Write-down of assets	—	75.9	—	—	75.9
Merger and restructuring	—	6.9	—	—	6.9
Other	—	34.6	—	—	34.6

	—	1,793.3	—	—	1,793.3

Operating income	—	12.1	—	—	12.1
Gain on derivative instruments	—	26.8	—	—	26.8

Pre-tax income before minority interest, equity loss of affiliates and cumulative effect of a change in accounting principle	—	38.9	—	—	38.9
Income tax expense	—	(5.5)	—	—	(5.5)
Minority interest in income of affiliates	—	(92.8)	—	—	(92.8)
Equity loss of affiliates	—	(17.7)	—	—	(17.7)

Net loss before cumulative effect of a change in accounting principle	—	(77.1)	—	—	(77.1)
Cumulative effect of a change in accounting principle, net of tax of $5.8	—	(12.6)	—	—	(12.6)

Net loss	—	(89.7)	—	—	(89.7)
Preferred stock dividends	—	(7.5)	—	—	(7.5)

Net loss applicable to common shares	$—	$(97.2)	$—	$—	$(97.2)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
At December 31, 2002
Assets
Cash and cash equivalents	$—	$165.1	$236.6	$—	$401.7
Short-term investments	—	0.6	12.6	—	13.2
Accounts receivable	14.2	43.1	184.4	(197.2)	44.5
Inventories	—	435.3	63.0	—	498.3
Prepaid taxes	—	28.3	—	—	28.3
Derivative instruments	—	—	4.6	—	4.6
Deferred stripping costs	—	25.1	7.0	—	32.1
Deferred income tax assets	—	4.6	46.9	—	51.5
Other current assets	331.9	163.8	216.4	(673.0)	39.1

Current assets	346.1	865.9	771.5	(870.2)	1,113.3
Property, plant and mine development, net	—	1,947.4	370.5	—	2,317.9
Mineral interests and other intangible assets, net	—	243.6	1,171.7	—	1,415.3
Investments	4,516.9	610.1	3,254.3	(7,247.9)	1,133.4
Deferred stripping costs	—	18.6	4.7	—	23.3
Long-term inventory	—	171.1	28.7	—	199.8
Derivative instruments	—	—	3.0	—	3.0
Deferred income tax assets	—	481.1	280.3	—	761.4
Other long-term assets	1.0	338.3	50.4	(227.2)	162.5
Goodwill	—	93.7	2,930.9	—	3,024.6

Total assets	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

Liabilities
Current portion of long-term debt	$—	$91.5	$23.8	$—	$115.3
Accounts payable	115.9	81.4	104.9	(196.9)	105.3
Deferred income tax liabilities	—	26.9	1.6	—	28.5
Derivative instruments	—	—	75.0	—	75.0
Other accrued liabilities	48.3	486.3	508.2	(673.4)	369.4

Current liabilities	164.2	686.1	713.5	(870.3)	693.5
Long-term debt	—	1,090.1	611.2	—	1,701.3
Reclamation and remediation liabilities	—	182.1	120.5	—	302.6
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	388.7	—	388.7
Deferred income tax liabilities	49.0	155.2	452.2	—	656.4
Employee related benefits	—	218.7	1.3	—	220.0
Other long-term liabilities	161.0	95.1	335.6	(227.3)	364.4

Total liabilities	374.2	2,481.1	2,623.0	(1,097.6)	4,380.7

Minority interest in affiliates	—	379.4	365.1	(389.9)	354.6

Stockholders’ equity
Convertible preferred stock	—	—	60.7	(60.7)	—
Common stock	565.0	—	0.1	(0.1)	565.0
Additional paid-in capital	4,109.0	2,022.2	5,688.7	(6,781.5)	5,038.4
Accumulated other comprehensive (loss) income	(64.0)	(54.3)	(74.7)	129.0	(64.0)
Retained (deficit) earnings	(120.2)	(58.5)	203.1	(144.6)	(120.2)

Total stockholders’ equity	4,489.8	1,909.4	5,877.9	(6,857.9)	5,419.2

Total liabilities and stockholders’ equity	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
At December 31, 2001
Assets
Cash and cash equivalents	$—	$149.4	$—	$—	$149.4
Short-term investments	—	8.2	—	—	8.2
Accounts receivable	—	19.1	—	—	19.1
Inventories	—	452.1	—	—	452.1
Prepaid taxes	—	29.2	—	—	29.2
Marketable securities of Lihir	—	66.9	—	—	66.9
Deferred stripping costs	—	71.5	—	—	71.5
Deferred income tax assets	—	7.8	—	—	7.8
Other current assets	—	42.8	—	—	42.8

Current assets	—	847.0	—	—	847.0
Property, plant and mine development, net	—	1,930.2	—	—	1,930.2
Mineral interests and other intangible assets, net	—	177.0	—	—	177.0
Investments	—	543.3	—	—	543.3
Deferred stripping costs	—	20.1	—	—	20.1
Long-term inventory	—	117.7	—	—	117.7
Deferred income tax assets	—	403.5	—	—	403.5
Other long-term assets	—	102.9	—	—	102.9

Total assets	$—	$4,141.7	$—	$—	$4,141.7

Liabilities
Current portion of long-term debt	$—	$192.2	$—	$—	$192.2
Accounts payable	—	80.9	—	—	80.9
Deferred income tax liabilities	—	32.9	—	—	32.9
Other accrued liabilities	—	214.0	—	—	214.0

Current liabilities	—	520.0	—	—	520.0
Long-term debt	—	1,234.7	—	—	1,234.7
Reclamation and remediation liabilities	—	176.9	—	—	176.9
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Deferred income tax liabilities	—	140.8	—	—	140.8
Employee related benefits	—	159.6	—	—	159.6
Other long-term liabilities	—	93.3	—	—	93.3

Total liabilities	—	2,379.1	—	—	2,379.1

Minority interest in affiliates	—	262.8	—	—	262.8

Stockholders’ equity
Convertible preferred stock	—	11.5	—	—	11.5
Common stock	—	313.9	—	—	313.9
Additional paid-in capital	—	1,458.4	—	—	1,458.4
Accumulated other comprehensive loss	—	(9.5)	—	—	(9.5)
Retained deficit	—	(274.5)	—	—	(274.5)

Total stockholders’ equity	—	1,499.8	—	—	1,499.8

Total liabilities and stockholders’ equity	$—	$4,141.7	$—	$—	$4,141.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2002
Operating activities:
Net income (loss)	$158.0	$215.9	$203.3	$(419.2)	$158.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(165.6)	367.4	(68.9)	367.0	499.9
Changes in working capital	108.9	30.1	(139.0)	12.4	12.4

Net cash provided by (used in) operating activities	101.3	613.4	(4.6)	(39.8)	670.3

Investing activities:
Additions to property, plant and mine development	—	(231.7)	(68.3)	—	(300.0)
Proceeds from sale of short-term investments	—	—	404.4	—	404.4
Proceeds from sale of marketable securities of Lihir	—	84.0	—	—	84.0
Proceeds from sale of other investments and assets	—	—	11.7	—	11.7
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Settlement of derivative instruments	—	—	(21.1)	—	(21.1)
Advances to joint ventures and affiliates	—	(24.8)	—	—	(24.8)
Cash consideration for Normandy shares	—	—	(461.7)	—	(461.7)
Cash received from acquisitions, net of transaction costs	—	(39.8)	371.4	39.8	371.4
Proceeds from asset sales and other	—	11.6	(14.2)	—	(2.6)

Net cash (used in) provided by investing activities	—	(200.7)	273.0	39.8	112.1

Financing activities:
Net repayments	(121.5)	(398.9)	(27.0)	—	(547.4)
Dividends paid on common and preferred stock	(43.5)	—	(6.5)	—	(50.0)
Proceeds from stock issuances	63.7	3.6	—	—	67.3

Net cash used in financing activities	(101.3)	(395.3)	(33.5)	—	(530.1)

Effect of exchange rate changes on cash	—	(1.7)	1.7	—	—

Net change in cash and cash equivalents	—	15.7	236.6	—	252.3
Cash and cash equivalents at beginning of year	—	149.4	—	—	149.4

Cash and cash equivalents at end of year	$—	$165.1	$236.6	$—	$401.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2001
Operating activities:
Net loss	$—	$(46.6)	$—	$—	$(46.6)
Adjustments to reconcile loss to net cash provided by operating activities	—	355.6	—	—	355.6
Changes in working capital	—	60.7	—	—	60.7

Net cash provided by operating activities	—	369.7	—	—	369.7

Investing activities:
Additions to property, plant and mine development	—	(389.9)	—	—	(389.9)
Advances to joint ventures and affiliates	—	(0.2)	—	—	(0.2)
Proceeds from asset sales and other	—	5.1	—	—	5.1

Net cash used in investing activities	—	(385.0)	—	—	(385.0)

Financing activities:
Net borrowings	—	70.0	—	—	70.0
Dividends paid on common and preferred stock	—	(31.0)	—	—	(31.0)
Proceeds from stock issuances	—	7.5	—	—	7.5
Decrease in restricted cash	—	40.0	—	—	40.0
Other	—	(1.4)	—	—	(1.4)

Net cash provided by financing activities	—	85.1	—	—	85.1

Effect of exchange rate changes on cash	—	2.1	—	—	2.1

Net change in cash and cash equivalents	—	71.9	—	—	71.9
Cash and cash equivalents at beginning of year	—	77.5	—	—	77.5

Cash and cash equivalents at end of year	$—	$149.4	$—	$—	$149.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2000
Operating activities:
Net loss	$—	$(89.7)	$—	$—	$(89.7)
Adjustments to reconcile net loss to net cash provided by operating activities	—	554.0	—	—	554.0
Changes in working capital	—	70.0	—	—	70.0

Net cash provided by operating activities	—	534.3	—	—	534.3

Investing activities:
Additions to property, plant and mine development	—	(387.4)	—	—	(387.4)
Advances to joint ventures and affiliates	—	(78.8)	—	—	(78.8)
Cash received from acquisitions, net of transaction costs	—	(54.7)	—	—	(54.7)
Proceeds from asset sales and other	—	10.4	—	—	10.4

Net cash used in investing activities	—	(510.5)	—	—	(510.5)

Financing activities:
Net repayments	—	(36.7)	—	—	(36.7)
Dividends paid on common and preferred stock	—	(27.6)	—	—	(27.6)
Increase in restricted cash	—	(2.1)	—	—	(2.1)
Proceeds from stock issuances	—	2.1	—	—	2.1
Other	—	(1.1)	—	—	(1.1)

Net cash used in financing activities	—	(65.4)	—	—	(65.4)

Effect of exchange rate changes on cash	—	(3.7)	—	—	(3.7)

Net change in cash and cash equivalents	—	(45.3)	—	—	(45.3)
Cash and cash equivalents at beginning of year	—	122.8	—	—	122.8

Cash and cash equivalents at end of year	$—	$77.5	$—	$—	$77.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 28    SUBSEQUENT EVENTS

TVX Newmont Americas and Echo Bay Mines Ltd.

On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Newmont recorded a pre-tax gain on the exchange of Echo Bay of approximately $90 million.

Australian Magnesium Corporation

On January 3, 2003, an NAL subsidiary contributed an additional A$100 million ($56.0 million) to AMC in return for approximately 167 million additional shares, increasing the Company’s ownership to 40.9%. However, due to additional equity contributions by third-party shareholders, the Company’s voting interest was decreased to 27.8%. In addition, subsequent to year end, the A$90 million (approximately $51 million) contingent equity commitment outlined in Note 9 was renegotiated into an A$75 million (approximately $42 million) contingent convertible debt and equity facility.

Repurchase of Long-term Debt

During the first quarter of 2003, the Company repurchased $23.0 million, $52.3 million, $10.0 million and $30.9 million face amount of its outstanding 8 3/8%, 8 5/8%, NAL 7 ½% and NAL 7 5/8% debentures, respectively, for total cash consideration of $135.8 million. Newmont recorded a pre-tax charge of $19.6 million related to these repurchases during the first quarter of 2003.

Takeover Bid for Otter Gold Mines Limited

On December 4, 2002, Newmont NFM announced its intention to make an offer for all shares and options in Otter Gold Mines Limited (“Otter Mines”) that Newmont NFM did not already own. Newmont NFM is an Australian corporation that is listed on the Australian Stock Exchange (“ASX”). Otter Mines is a New Zealand corporation that is also listed on the ASX. As of the date of making the announcement, the Company, through subsidiaries, held an 85.86% interest in Newmont NFM and Newmont NFM, in turn, held 89.17% of the outstanding Otter Mines shares. Newmont NFM’s offer was made on January 9, 2003 and closed on February 25, 2003. By the close of the offer, Newmont NFM had acquired in excess of 90% of the total outstanding shares in Otter Mines, which, under New Zealand law, entitled Newmont NFM to compulsorily acquire all remaining outstanding Otter Mines shares. Newmont NFM initiated the compulsory acquisition process and now owns 100% of Otter Mines.

Newmont NFM Limited Scheme of Arrangement

Newmont Australia Limited (NAL), a subsidiary of the Company, owns 85.86% of Newmont NFM. Newmont NFM is an Australian corporation that is listed on the Australian Stock Exchange (“ASX”). On November 28, 2002, NAL and Newmont NFM announced a proposal that, if approved by Newmont NFM shareholders and the Federal Court of Australia (the “Court”), would result in Newmont NFM becoming a wholly owned subsidiary of NAL. Under the proposal, Newmont NFM shareholders would have the opportunity to either participate in a share buy-back in which Newmont NFM would pay A$16.50 for each Newmont NFM share or receive 4.40 ASX-listed Newmont Mining Corporation CHESS Depository Instruments (“Newmont CDIs”) per Newmont NFM Share. Newmont CDIs are the equivalent of one-tenth (1/10th) of a share of Newmont common stock.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 21, 2003, the Court approved the information booklet that was proposed to be sent to Newmont NFM shareholders, and the Court also convened shareholders meetings for April 2, 2003. The information booklet was sent to Newmont NFM shareholders in early March. If the requisite majority of Newmont NFM shareholders vote in favor of the arrangement at the April 2, 2003 scheme meetings, Newmont NFM will apply to the Court for approval of the arrangement. The Court hearing is scheduled for April 11, 2003. If approved by the Court, the scheme of arrangement would become effective on the following day and processing of shareholder elections in respect of the buy-back and the Newmont CDIs would be completed during April 2003.

Hedge Book Settlements

In line with the Company’s no-hedging philosophy, the combined hedge books were reduced by 1,283,000 committed ounces and by 118,000 uncommitted ounces from January 1, 2003 through March 26, 2003. The total ounce reduction included scheduled deliveries of 309,000 ounces and the buy-back of 1,092,000 ounces at a cost of $31.5 million. As of March 26, 2003, the Normandy hedge books were reduced to 3,868,000 million committed ounces of gold.

Ntotoroso Acquisition

On March 24, 2003, Newmont and Moydow Mines International Inc. signed a letter of intent for Newmont to purchase Moydow’s 50% interest in the Ntotoroso property located on the Ahafo belt in Ghana for $20 million. Newmont currently holds the other 50% interest in Ntotoroso. Under the terms of the letter of intent, Moydow will have the option to receive up to $2 million in cash and the balance in Newmont shares. Moydow will also receive a 2% net smelter return royalty on gold and silver production from the property in excess of the current reserve of 1.2 million ounces. The acquisition will give Newmont 100% ownership of the Ahafo project.

NOTE 29    UNAUDITED SUPPLEMENTARY DATA

Deferred Stripping Costs

In general, mining costs are charged to Costs applicable to sales as incurred. However, at open-pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there could be greater volatility in the Company’s period-to-period results of operations. See additional discussion of deferred stripping in Note 2 to the Company’s Consolidated Financial Statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Nevada(3)			Mesquite(4)
	2002	2001	2000	2002	2001	2000
Life-of-mine Assumptions Used as Basis For
– Stripping ratio (1)	125.1	138.4	145.1	n/a	237.6	120.7
– Average ore grade (ounces of gold per ton)	0.073	0.066	0.066	n/a	0.023	0.018

Actuals for Year
– Stripping ratio (2)	72.2	88.9	106.6	n/a	155.5	180.4
– Average ore grade (ounces of gold per ton)	0.081	0.060	0.060	n/a	0.031	0.016

Remaining Mine Life (years)	9	9	10	n/a	—	1

	La Herradura(5)			Minahasa(6)
	2002	2001	2000	2002	2001	2000
Life-of-mine Assumptions Used as Basis For
– Stripping ratio (1)	141.3	177.0	144.4	n/a	14.5	19.8
– Average ore grade (ounces of gold per ton)	0.031	0.035	0.032	n/a	0.172	0.195

Actuals for Year
– Stripping ratio (2)	158.5	200.0	228.4	n/a	15.9	16.4
– Average ore grade (ounces of gold per ton)	0.026	0.025	0.024	n/a	0.131	0.205

Remaining Mine Life (years)	6	6	7	n/a	—	1

	2002
	Tanami	Kalgoorie	Martha	Ovacik
Life-of-mine Assumptions Used as Basis For
– Stripping ratio (1)	61.9	95.0	28.8	26.3
– Average ore grade (ounces of gold per ton)	0.113	0.065	0.093	0.356

Actuals for Year
– Stripping ratio (2)	78.4	101.0	33.2	29.1
– Average ore grade (ounces of gold per ton)	0.107	0.052	0.100	0.358

Remaining Mine Life (years)	6	14	4	2

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The life-of-mine stripping ratio decreased during 2002 and 2001 from 2000 reflecting the deferral of open pit projects in response to lower gold prices. The actual stripping ratio during 2002 and 2001 decreased from 2000 due to mining higher grade ore zones in the Twin Creeks pit.
(4)	The life-of-mine stripping ratio increased in 2001 versus 2000 reflecting significant changes to the mine plan in the final year of operations. The actual stripping ratio was lower during 2001 in comparison to 2000 as a result of mining higher grade material.
(5)	The life-of-mine stripping ratios decreased during 2002 from 2001 reflecting an increase in reserve ounces and increased during 2001 from 2000 reflecting an increase in reserves, which resulted in a change in the pit design. The actual stripping ratio decreased in 2002 from 2001 due to waste removal in 2001 in preparation for 2002 mining activities.
(6)	The actual and life-of-mine stripping ratios decreased during 2001 from 2000 reflecting higher grade ore zones at the bottom of the Mesel pit as mining concluded in the fourth quarter of 2001.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited and in millions, except per share amounts):

	2002
	Three Months Ended
	March 31, 2002 As Originally Reported (3)	Adjustments (4) (5) (6)	March 31, 2002 As Restated	June 30, 2002 As Originally Reported (3)	Adjustments (5) (6)	June 30, 2002 As Restated
Sales	$490.5	$1.1	$491.6	$627.3	$5.1	$632.4
Gross profit(1)	$49.9	$8.5	$58.4	$109.3	$15.0	$124.3
Net income (loss) before cumulative effect of a change in accounting principle	$(9.8)	$(6.6)	$(16.4)	$66.4	0.7	67.1
Net income (loss) applicable to common shares	$(2.1)	$(6.6)	$(8.7)	$66.4	$0.7	$67.1
Net income (loss) before cumulative effect of a change in accounting principle, per common share, basic and diluted	$(0.04)	$(0.02)	$(0.06)	$0.17	$—	$0.17
Net income (loss) per common share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$0.17	$—	$0.17
Basic weighted average shares outstanding	281.5	—	281.5	397.5	—	397.5
Diluted weighted average shares outstanding	281.5	—	281.5	399.5	—	399.5
Dividends declared per common share	$0.03	$—	$0.03	$0.03	$—	$0.03
Closing price of common stock	$27.60	$—	$27.60	$26.27	$—	$26.27

	2002
	Three Months Ended
	September 30, 2002 As Originally Reported (3)	Adjustments (6)	September 30, 2002 As Restated	December 31, 2002
Sales	$712.1	$—	$712.1	$786.1
Gross profit(1)	$142.0	$15.8	$157.8	$204.1
Net income (loss) applicable to common shares	$24.0	$(3.2)	$20.8	$75.1
Net income (loss) per common share, basic and diluted	$0.06	$(0.01)	$0.05	$0.19
Basic weighted average shares outstanding	401.4	—	401.4	401.7
Diluted weighted average shares outstanding	403.0	—	403.0	403.0
Dividends declared per common share	$0.03	$—	$0.03	$0.03
Closing price of common stock	$27.47	$—	$27.47	$29.03

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Sales	$424.1	$367.3	$424.4	$450.3
Gross profit(1)(2)	$66.9	$41.3	$76.7	$86.8
Net income (loss) applicable to common shares	$(52.0)	$(32.6)	$12.1	$18.4
Net income (loss) per common share, basic and diluted	$(0.27)	$(0.17)	$0.06	$0.10
Basic weighted average shares outstanding	192.6	195.6	195.9	196.1
Dividends declared per common share	$0.03	$0.03	$0.03	$0.03
Closing price of common stock	$16.12	$18.61	$23.60	$19.11

(1)	Sales less costs applicable to sales, and depreciation, depletion, and amortization.
(2)	Included an after-tax charge of $43.7 million for merger and restructuring expenses in the quarter ended March 31, 2001 and an after-tax impairment charge of $26.7 million in the quarter ended December 31, 2001.
(3)	These columns present the financial statements that were originally reported on Form 10-Q for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 filed on May 15, 2002, August 14, 2002 and November 14, 2002, respectively, and the effect of the cumulative effect of a change in accounting principle. Certain amounts have been reclassified to conform to the current presentation.
(4)	Restatement adjustments for the period ended March 31, 2002 are as follows:

Adjustments:

Subsequent to filing the first quarter Form 10-Q, the Company determined that certain adjustments were required to the financial statements for the three-month period ended March 31, 2002. Overall, the adjustments reduced the first quarter net loss by $0.2 million, or less than $0.01 per share. These adjustments were necessary to properly present the conversion to US GAAP and translation to US dollars of certain financial statement balances of recently acquired Newmont Australia Limited. In addition, certain other adjustments were required to properly record first quarter income related to insurance settlements, insurance expense of the company’s equity investee, and income related to a property sale. Accordingly the Company has revised its first quarter financial statements, resulting in a decrease in the first quarter operating loss of $13.0 million, a decrease in the Gain on derivative instruments of $12.7 million, a decrease in Minority income from affiliates of $1.9 million and an increase in Equity income of affiliates of $1.7 million.

(5)	Restatement adjustments for the periods ended March 31, and June 30, 2002 are as follows:

Prepaid Forward Sales Contract:

In October 2002, the Company determined that it needed to correct the accounting treatment for a prepaid forward gold sales contract (the “Prepaid Forward”) and a forward gold purchase contract (the “Forward Purchase”) entered into in July 1999. The Company concluded that these contracts did not meet the technical criteria to be accounted for in the manner reflected in the Company’s historical consolidated financial statements. As result, the Company has restated its consolidated financial statements beginning with the third quarter of 1999 through the second quarter of 2002. See additional discussion in Note 11.

As a result of this correction, the Company is accounting for the Prepaid Forward and the Forward Purchase as a single borrowing of $145.0 million in July 1999, with interest accrued, based on an effective interest rate recognized over the full term of the borrowing. The cost of the Semi-Annual Delivery Requirements under the Forward Purchase will be treated as interest payments. As the Annual

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of this correction in accounting, the Company’s net loss has increased by approximately $1.9 million or $0.01 per share for the three-month period ended March 31, 2002 and net income has increased by $1.4 million or less than $0.01 per share for the three-month period ended June 30, 2002.

Depreciation Rates

In November 2002, the Company determined that it had incorrectly recorded depreciation on certain mining assets at its Yanacocha operations in Peru. The Company has restated its Consolidated Financial Statements beginning with the first quarter of 1999 through the second quarter of 2002. As a result of this correction in accounting, the Company’s net loss has been increased by approximately $23 thousand or less than $0.01 per share for the three-month period ended March 31, 2002 and net income was decreased by $0.3 million or less than $0.01 per share for the three-month period ended June 30, 2002.

Investment in Batu Hijau

In the third quarter of 2002, the Company determined that PTNNT, which owns the Batu Hijau mine, had incorrectly included non-reserve material in its depreciation calculations. NTP has restated its financial statements beginning with the fourth quarter of 1999 through the second quarter of 2002 so as to exclude material other than proven and probable reserves in its depreciation calculations. As a result, the Company has restated its Consolidated Financial Statements beginning with the fourth quarter of 1999 through the second quarter of 2002.

As a result of the correction in accounting for depreciation, the Company’s net loss has increased by approximately $0.3 million or less than $0.01 per share for the three-month period ended March 31, 2002 and net income has decreased by $0.5 million or less than $0.01 per share for the three-month period ended June 30, 2002.

(6)	Restatement adjustments for the periods ended March 31, June 30, and September 30, 2002 are as follows:

Investment in Batu Hijau

In the fourth quarter of 2002, the Company determined that PTNNT, which owns the Batu Hijau mine, had incorrectly included non-reserve material in its deferred stripping calculations. NTP has restated its financial statements beginning with the fourth quarter of 1999 through the third quarter of 2002 so as to exclude material other than proven and probable reserves in its deferred stripping calculations. As a result, the Company has restated its Consolidated Financial Statements beginning with the fourth quarter of 1999 through the third quarter of 2002.

As a result of the correction in accounting for deferred stripping, the Company’s net loss has increased by approximately $0.7 million or less than $0.01 per share for the three-month period ended March 31, 2002, net income has increased by $0.2 million or less than $0.01 per share and $0.8 million or less than $0.01 per share for the three-month periods ended June 30, 2002 and September 30, 2002, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory

During the fourth quarter of 2002, Newmont determined that the Company and PTNNT, its equity investment, had incorrectly excluded DD&A from capitalized costs in inventories. The Company and NTP have therefore restated their financial statements to include DD&A associated with the production of inventories as a cost subject to capitalization. Previously, the Company and PTNNT had recorded all DD&A as a period expense. In addition, the Company and PTNNT changed from recognizing UOP depletion and amortization based on the volume of gold ounces and copper pounds sold to recognizing UOP depletion and amortization based on estimated recoverable ounces or pounds mined or produced from proven and probable reserves at certain locations to accommodate the capitalization of DD&A in inventory. See additional discussion in Note 2.

As a result of this correction, the Company’s net loss was increased by $2.6 million or $0.01 per share for the three-month period ended March 31, 2002, net income was increased by $2.3 million or less than $0.01 per share for the three-month period ended June 30, 2002 and net income was decreased by $1.6 million or less than $0.01 per share for the three-month period ended September 30, 2002.

Amortization of Intangibles

In the fourth quarter of 2002, in conjunction with the finalization of the purchase price allocation for the Normandy and Franco-Nevada acquisitions, the Company determined that acquired assets represented by proven and probable reserves, undeveloped mineral interests and royalty interests, which were classified in the Company’s balance sheet as a component of Property, plant and mine development, net, were required to be separately classified as intangible assets pursuant to the requirements of SFAS 141, and be amortized subject to the provisions of SFAS 142. As a result, the Company has restated its consolidated financial statements beginning with the first quarter of 2002 to properly classify the acquired assets as Mineral interests and other intangible assets, net on the Consolidated Balance Sheets, and to reflect the appropriate amortization in Depreciation, depletion and amortization on both the Statements of Consolidated Operations and Comprehensive Income and the Statements of Consolidated Cash Flows.

As a result of this correction, the Company’s net loss was increased by $1.2 million or less than $0.01 per share for the three-month period ended March 31, 2002, net income was decreased by $2.4 million or less than $0.01 per share for the three-month period ended June 30, 2002 and net income was decreased by $2.4 million or $0.01 per share for the three-month period ended September 30, 2002.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Information concerning the dismissal of Arthur Andersen LLP and the engagement of PricewaterhouseCoopers LLP as the Company’s independent auditors is contained in Newmont’s definitive Proxy Statement which was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Newmont’s directors is contained in Newmont’s definitive Proxy Statement which was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Newmont’s executive officers is set forth under Item 4A in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement which was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this item is contained in Newmont’s definitive Proxy Statement which was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item is contained in Newmont’s definitive Proxy Statement which was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principle financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 26, 2003, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 82 above.

*	See Item 7.

Financial Statement Schedules

Page
Financial Statements of Nusa Tenggara Partnership, V. O. F.	NT-1

Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)  Reports filed on Form 8-K in the quarter ended December 31, 2002:

•	Report dated October 1, 2002, presenting pro forma proven and probable reserve information as of December 31, 2001 assuming that Newmont had acquired both Normandy and Franco-Nevada, and that Franco-Nevada had acquired its 45.3% interest in Echo Bay Mines Limited, in each case as of December 31, 2001.

•	Report dated October 23, 2003, announcing correction of accounting treatment for a prepaid forward gold sales contract entered into in July 1999.

•	Report dated November 12, 2002, announcing financial results for the quarter ended September 30, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Partners of Nusa Tenggara Partnership V.O.F.:

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations and comprehensive income (loss), changes in partners’ equity and of cash flows, present fairly, in all material respects, the financial position of Nusa Tenggara Partnership V.O.F. (a Dutch General Partnership) and its subsidiary at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting for derivative instruments and hedging activities on January 1, 2001.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Denver, Colorado

March 26, 2003

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of United States dollars)

	Years Ended December 31,
	2002	2001	2000
Sales and other income
Concentrate sales
Contained copper	$463,413	$447,291	$431,325
Third-party smelting and refining costs	(103,727)	(101,892)	(94,314)

	359,686	345,399	337,011
Interest and other	2,731	1,134	568

	362,417	346,533	337,579

Costs and expenses
Production costs	117,286	156,287	236,940
Depreciation, depletion and amortization	125,057	112,243	96,820
Write-down of assets	—	16,709	—
Exploration	225	255	768
Interest expense, net of amounts capitalized	59,415	89,013	98,302
Other	15	405	33

	301,998	374,912	432,863

Net income (loss) before tax and cumulative effect of a change in accounting principle	60,419	(28,379)	(95,284)
Income tax (expense) benefit	(24,942)	17,224	10,709

Net income (loss) before cumulative effect of a change in accounting principle	35,477	(11,155)	(84,575)
Cumulative effect of a change in accounting principle, net of tax of $14	—	(27)	—

Net income (loss)	$35,477	$(11,182)	$(84,575)

Other comprehensive income (loss)	2,995	(2,340)	—

Comprehensive income (loss)	$38,472	$(13,522)	$(84,575)

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of United States dollars)

	At December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$113,417	$7,184
Accounts receivable from affiliates	4,006	242
Metal sales receivables	55,354	38,515
Value added taxes receivable	13,899	18,474
Inventories	92,815	92,656
Deferred income tax assets	3,355	—
Other	30,264	5,615

Current assets	313,110	162,686
Stockpiles	196,811	148,007
Property, plant and mine development—net	1,658,912	1,737,505
Intangible mineral interests	188,294	202,830
Debt issuance costs	29,472	36,304
Deferred income tax assets	54,667	88,942
Other	1,183	484

Total assets	$2,442,449	$2,376,758

LIABILITIES
Current portion of long-term debt	92,516	—
Related party debt and interest	259,793	254,891
Accounts payable and accrued expenses	78,290	109,248
Accounts payable—affiliates (see Note 8 and 15)	3,717	6,242
Taxes payable	2,975	3,477
Deferred stripping costs	18,135	—
Deferred income tax liabilities	—	5,186

Current liabilities	455,426	379,044
Long-term debt	843,255	935,771
Reclamation liabilities	15,600	5,758
Deferred stripping costs	48,613	75,318
Accounts payable—affiliates (see Note 8 and 15)	99,133	82,917

Total liabilities	1,462,027	1,478,808

Commitments and contingencies (see Notes 2, 15, 16 and 17)

PARTNERS’ EQUITY
Capital account—Newmont Indonesia Limited (“NIL”)	551,119	506,413
Capital account—Nusa Tenggara Mining Corporation (“NTMC”)	428,648	393,877
Accumulated other comprehensive income (loss)	655	(2,340)

Total partners’ equity	980,422	897,950

Total liabilities and partners’ equity	$2,442,449	$2,376,758

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED CHANGES IN PARTNERS’ EQUITY

(Amounts in thousands of United States dollars)

	NIL 56.25%	NTMC 43.75%	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 1999	$477,291	$371,225	$—	$848,516
Cash contributions	59,880	46,574	—	106,454
Net loss	(47,574)	(37,001)	—	(84,575)

Balance at December 31, 2000	489,597	380,798	—	870,395
Cash contributions	8,989	6,991	—	15,980
Return of capital	(124)	(96)	—	(220)
Amounts transferred to equity related to accrued interest	14,241	11,076	—	25,317
Net loss	(6,290)	(4,892)	—	(11,182)
Other comprehensive loss	—	—	(2,340)	(2,340)

Balance at December 31, 2001	506,413	393,877	(2,340)	897,950
Cash contributions	24,750	19,250	—	44,000
Net income	19,956	15,521	—	35,477
Other comprehensive income	—	—	2,995	2,995

Balance at December 31, 2002	$551,119	$428,648	$655	$980,422

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED CASH FLOW

(Amounts in thousands of United States dollars)

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Operating Activities
Net income (loss)	$35,477	$(11,182)	$(84,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	125,057	112,243	96,820
Loss on disposal of fixed asset	210	—	—
Movement of deferred stripping costs, net	(8,570)	49,849	30,788
Amortization of debt issuance costs	6,793	6,198	4,023
Write-down of assets	—	16,709	—
Deferred tax expense (benefit)	24,121	(19,547)	(13,800)
Decrease (increase) in operating assets:
Accounts and other receivables	(16,028)	8,202	(60,770)
Inventories	(38,486)	(88,101)	(61,864)
Other assets	(2,730)	6,642	2
Increase (decrease) in operating liabilities:
Accounts payable	(21,135)	3,144	69,213
Other liabilities	19,223	3,032	2,439

Net cash provided by (used in) operating activities	123,932	87,189	(17,724)

Investing Activities
Value added taxes	—	40,834	54,317
Additions to property, plant and mine development	(39,080)	(46,278)	(207,704)

Net cash used in investing activities	(39,080)	(5,444)	(153,387)

Financing Activities
Equity contributions from Newmont Indonesia Limited	24,750	8,989	59,880
Equity contributions from Nusa Tenggara Mining Corporation	19,250	6,991	46,574
Amounts returned to Newmont Indonesia Limited	—	(124)	—
Amounts returned to Nusa Tenggara Mining Corporation	—	(96)	—
Proceeds from long-term debt	—	426,250	—
Repayment of senior debt	—	(490,479)	—
Senior debt reserve account	(22,619)	(345)	—
Proceeds from Partners (NIL & NTMC)	—	—	56,747
Proceeds from working capital loan from affiliates	—	—	35,000
Repayment of working capital loan to affiliates	—	(15,000)	(20,000)
Debt issuance costs	—	(21,142)	(102)

Net cash provided by (used in) financing activities	21,381	(84,956)	178,099

Net increase (decrease) in cash and cash equivalents	106,233	(3,211)	6,988
Cash and cash equivalents at beginning of year	7,184	10,395	3,407

Cash and cash equivalents at end of year	$113,417	$7,184	$10,395

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    GENERAL

Nusa Tenggara Partnership V.O.F. (“NTP” or the “Partnership”) is a general partnership organized under the laws of The Netherlands. NTP is 56.25%-owned by Newmont Indonesia Limited (“NIL”), a subsidiary of Newmont Mining Corporation (“Newmont”), both Delaware, U.S.A. corporations, and 43.75%-owned by Nusa Tenggara Mining Corporation (“NTMC”), a Japanese corporation jointly owned by Sumitomo Corporation (“Sumitomo”) (74.3%), Sumitomo Metal Mining Co., Ltd. (14.3%), Mitsubishi Materials Corporation (7.1%) and Furukawa Co., Ltd. (4.3%). Both Newmont and Sumitomo have significant participating rights in the NTP business and unanimous approval is needed for various NTP decisions.

NTP was formed to develop and mine the Batu Hijau copper/gold deposit located in Sumbawa, Nusa Tenggara Barat, Indonesia. Proven and probable reserves totaled 11.0 billion (unaudited) and 9.7 billion (unaudited) pounds of copper and 12.3 million (unaudited) and 10.9 million (unaudited) ounces of gold, at December 31, 2002 and 2001, respectively. Operations commenced in the fourth quarter of 1999, with initial sales of concentrate in December 1999. Copper sales totaled 673.8 million and 639.9 million pounds and gold sales totaled 515,200 ounces and 524,700 ounces for 2002 and 2001, respectively. The cost for the initial development of the open-pit mine, mill and infrastructure, including employee housing, a port, electrical generation facilities, interest during construction and working capital was approximately 1.83 billion United States (“U.S.”) dollars.

NTP holds an 80% interest in P.T. Newmont Nusa Tenggara (“PTNNT”), an Indonesian corporation that holds the Contract of Work (“COW”) issued by the Indonesian government, granting PTNNT sole rights to develop the Batu Hijau mine. The remaining 20% interest in PTNNT is held by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company. PTPI’s interest is a “carried interest” such that at the request of PTPI, NTP funds PTPI’s share of capital contributions to PTNNT. Contributions made on behalf of PTPI are recoverable by NTP from 70% of PTPI’s share of future dividends from PTNNT (see Note 12).

Under the COW, a portion of PTNNT not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals, beginning in the sixth year after mining operations commenced, with a staggered effect that could potentially reduce NTP’s ownership to 49% by the end of the tenth year.

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

Over the past six years, Indonesia has experienced significant fluctuations of its currency, the Rupiah. The country also faces political and social challenges. NTP’s cost and debt structure is primarily U.S. dollar-denominated. To the extent that there are fluctuations in the Rupiah, its devaluation is generally economically neutral or beneficial to NTP since local salaries and supply contracts will decrease against the U.S. dollar. Excluding certain tax receivables described in Note 2, PTNNT activities have not been materially affected by the economic, social and political situation in Indonesia, primarily because they are located in a remote location.

In the fourth quarter of 2002, NTP determined that PTNNT had incorrectly included material other than proven and probable reserves in its depreciation, amortization and deferred stripping calculations and incorrectly excluded depreciation, depletion and amortization from inventory. In addition, NTP determined that PTNNT had

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incorrectly included third party smelting and refining charges as a component of production costs when such charges are more properly reflected as a reduction of revenue based on the terms of NTP’s sales contracts. As a result, NTP restated its financial statements from 1999 through September 2002.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements

The financial statements have been prepared using generally accepted accounting principles of the United States (“US GAAP”).

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

Taxes Receivable

Value added taxes (“VAT”) are paid on the PTNNT’s purchases of goods and services. Commencing January 1, 2001, VAT paid during each month is fully refundable without restriction. VAT payments and refunds are local currency transactions and consequently, are subject to fluctuations in the exchange rate between the local currency and the USD. Provisions are made to adjust the value of the VAT receivable to its estimated recoverable value as of the balance sheet date.

Inventories

In general, costs that are incurred in or benefit the productive process are inventoried. Inventories are carried at the lower of average cost or net realizable value. The current portion of inventories is determined based on the expected amounts to be processed within the next twelve months. Inventories not expected to be processed within the next twelve months are classified as long-term.

The major classifications of inventory are as follows:

Stockpiles and Ore at Crusher

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons (via truck counts and/or in-pit surveys of the ore

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before stockpiling) added and removed from the stockpile, the number of contained pounds of copper equivalent (based on assay data) and the recovery percentage (based on estimated mill recovery). Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation and amortization relating to mining operations. Value is added to a stockpile based on the current mining cost per ton including applicable depreciation and removed at the average cost per recoverable pound of copper equivalent in the stockpile.

Concentrate Inventory

Concentrate inventories represent saleable copper concentrate available for shipment. PTNNT values concentrate inventory at the average cost, including an allocable portion of mill support costs and mill depreciation. Value is added and removed to the concentrate inventory based on tons of concentrate.

Materials and Supplies

Materials and supplies are valued at cost, including applicable taxes and freight.

Property, Plant and Mine Development

Expenditures for new facilities or expenditures that extend the useful lives of existing facilities are capitalized and depreciated over the estimated productive lives of the facilities. Depreciation for mining and milling life-of-mine assets is determined using the units-of-production method based on proven and probable reserves. Other assets are depreciated on a straight-line basis over the estimated productive lives, ranging from 3 to 20 years, but do not exceed mine life based on proven and probable reserves.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production depreciation method based on the estimated recoverable pounds of copper mined from proven and probable reserves. These costs include costs to further delineate the ore body and remove overburden to initially expose the ore body during the development stage of the project. To the extent that these costs benefit the entire ore body, they are depreciated on a units-of-production basis over the estimated life of the ore body based on proven and probable reserves. Costs incurred to access specific ore blocks or areas that only provide benefit of access to that area are depreciated over the proven and probable reserves of the specific ore area.

Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Gains or losses from normal sales or retirements of assets are included in other income.

Intangible Mineral Interests

The excess of the agreed fair value of the assets contributed to NTP when it was initially funded over the historical cost basis was recorded as mineral interests (previously classified as “deferred mineral rights”). Such costs are amortized by the units-of-production method based on proven and probable reserves.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Upon adoption as required on January 1, 2002, NTP reclassified $202.8 million of mineral interest from Property, plant and mine development to a separate line item, Intangible mineral interests, on the Consolidated Balance Sheets.

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Impairment

The Partnership reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds its fair value. Fair value is generally determined using estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable pounds and ounces, metal prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. The term “recoverable pounds and ounces” refers to the estimated amount of copper and gold, respectively, that will be obtained from proven and probable reserves after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flow from other asset groups. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and actual market conditions and/or the Partnership’s performance could have a material effect on the Partnership’s financial position and results of operations.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that established a single accounting model, based on the framework of SFAS No. 121 (“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”), for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002 and there was no impact upon adoption.

Debt Issuance Costs

Costs incurred to arrange and refinance the third party senior debt for development of PTNNT’s Batu Hijau mine, including financial advisory fees, legal fees, loan origination and commitment fees, accounting and tax advisory services, among others, were capitalized as deferred debt issuance costs. Such costs are amortized over the term of the loan which started at the beginning of commercial production using the effective interest method. Amortization of debt issuance costs is included as a component of interest expense.

Revenue Recognition

The Batu Hijau operation produces a metal concentrate, which contains payable copper and gold and minor values of payable silver. PTNNT has entered into long-term contracts for the sale of these metal concentrates with highly reputable refiners in Japan, Korea, Australia (“Non-European Refiners”) and Europe (“European Refiners”). In accordance with the contracts, title to the concentrates and the risk of loss are passed to the buyer when the concentrates are moved over the vessel’s rail at the port (loading port for Non-European Refiners and unloading port for European Refiners). The contract terms provide that 90% of a provisional sales price, which is calculated in accordance with terms specified in the individual contracts based on an initial assay and weight certificate, is collected within three business days after the concentrates arrive at the smelter (“final delivery”). Factors entering into the calculation of the provisional sales price are (1) metals prices, pursuant to the terms of related contracts, calculated using quoted London Metals Exchange (“LME”) prices for the second calendar week prior to shipment and (2) treatment and refining charges. The balance of the sales price is received at final settlement and is based on final assays and weights, and final metal prices during the respective metal quotational periods. The quotational period for copper is the average LME price in the third month following the month of final delivery. The quotational period for gold and silver is the average LME price in the month of shipment. Final delivery to Non-European Refiners and European Refiners takes approximately 14 days and 30 days,

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively.   The majority of the Batu Hijau concentrates are shipped to Non-European Refiners. Accordingly, the time between initial recording of revenue and final settlement averages approximately three and one-half months but could be as long as four months.

In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), certain conditions must be met prior to recognizing revenue. These conditions are: persuasive evidence of a contract exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. In accordance with SAB 101, PTNNT recognizes metal sales revenues following: (1) the passage of title after the loading or unloading of the concentrates, (2) issuance of an initial assay and weight certificate, and (3) issuance of a provisional invoice. At this point in time, the sales price is determinable since it is based on defined contract terms, initial assays are available, and it can be reasonably estimated by reference to published price indices on actively and freely traded commodity exchanges. Additionally, there is no significant uncertainty as to collectability given that all of the refiners are of high-credit quality and that 90% of the provisional price is paid within 3 business days of final delivery at the refiner.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the month-end spot price and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificate. Effective January 1, 2002, PTNNT changed its methodology to mark to market its provisional sales based on the forward price for the estimated month of settlement. This change in methodology did not have a material effect on net income for the years ended December 31, 2001 and 2000. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice. For the years ended December 31, 2002, 2001 and 2000, PTNNT had recorded revenues of US$169.8 million, US$81.0 million and US$117.0 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 1.98%, 4.3% and 1.6% for the years ended December 31, 2002, 2001 and 2000, respectively. The average price adjustment for gold was 0.83%, 0.01% and 0.05% for the years ended  December 31, 2002, 2001 and 2000, respectively.

PTNNT’s sales based on a provisional sales price contain an embedded derivative which is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period prior to final settlement. At December 31, 2002 and 2001, PTNNT had consolidated embedded copper derivatives on 238.9 million and 122.6 million pounds recorded at an average price of US$0.70 and US$0.66 per pound, respectively. A one-cent movement in the average price used for these derivatives will have an approximate US$1.4 million and US$0.7 million impact on PTNNT’s net income for the years ended December 31, 2002 and 2001, respectively.

Sales of gold and silver by-products for the years ended December 31, 2002, 2001, and 2000 were US$159.2 million, US$145.3 million and US$91.4 million, respectively. Revenue from the sale of gold and silver is credited to costs applicable to sales in the determination of net income for each period presented. These by-product commodities represented 44%, 42% and 27% of revenues and reduced production costs by 58%, 48% and 28% for the years ended December 31, 2002, 2001, and 2000, respectively. Gold and silver revenues, which are recorded as by-product credits, are significant to the economics of the Batu Hijau operation. At copper prices in effect at December 31, 2002 and 2001, the Batu Hijau operation would not have been profitable without these credits.

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Stripping

In general, mining costs are charged to Production costs as incurred. However, PTNNT defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production by assigning each recoverable pound of copper equivalent with an equivalent amount of waste removal cost. If PTNNT were to expense stripping costs as incurred, there may be greater volatility in NTP’s period-to-period results of operations.

Deferred stripping costs are charged to Production costs as copper concentrate is produced and sold using the units-of-production method based on estimated proven and probable reserves. NTP uses a stripping ratio based on total tons to be moved to equivalent pound of copper expected to be recovered over the life of the mine. Deferred stripping results in the recognition of the costs of waste removal activities over the life of the mine as copper concentrate is produced. The application of the accounting for deferred stripping costs and the resulting differences in timing between costs deferred and amortization generally results in an asset on the Consolidated Balance Sheets (Deferred stripping costs), although a liability will arise if the actual stripping ratio incurred to date is less than the expected waste to ore ratio over the life of the mine. PTNNT’s deferred stripping balance is currently in a liability position.

The estimated remaining life of the Batu Hijau operation is 13 years, which represents the time period over which the deferred stripping cost balance will be amortized. The amortization of deferred stripping costs is reflected in the income statement over the remaining life of the operations so that no unamortized balance remains at mine closure. PTNNT’s cash flows are reviewed regularly, and at least annually, for the purpose of assessing whether any write downs to the deferred stripping cost balances are required.

NTP has classified these costs as Deferred stripping costs on the Consolidated Balance Sheets. The total deferred stripping liability as of December 31, 2002 and 2001 was US$66.7 million and US$75.3 million, respectively, including a current portion of US$18.1 million at December 31, 2002. Additions (deductions) to deferred stripping costs are included as a component of Movement of deferred stripping costs, net in Operating activities in the Statements of Consolidated Cash Flow. Net additions (deductions) to deferred stripping costs for the years ended December 31, 2002, 2001 and 2000 were US$(8.6) million, US$49.8 million and US$30.8 million, respectively,

Reclamation Costs

Estimated future reclamation costs are based principally on legal and regulatory requirements. Such costs are accrued and charged over the expected operating life of the mine using the units-of-production method based on proven and probable reserves.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted as required on January 1, 2003, when NTP will record the estimated present value of reclamation liabilities (“asset retirement obligation “ or “ARO”) and increase the carrying amount of the related asset (“asset retirement cost” or “ARC”) to be retired in the future. Subsequently, the ARC will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. NTP expects to record approximately US$50 million to US$60 million in the ARC, net, an increase of approximately US$65 million to US$80 million to the ARO, and a decrease of US$1 million to an increase of zero to US$5 million to deferred tax

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets, at January 1, 2003, with a cumulative effect charge on adoption of approximately US$10 million to US$20 million to be recorded in results of operations in the first quarter of 2003.

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

PTNNT’s deferred income tax assets include certain future tax benefits. PTNNT records a valuation allowance against any portion of those deferred income tax assets that it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

NTP is not subject to income taxes. The taxable income or loss of the Partnership, which may vary substantially from income or loss reported for financial reporting purposes, is passed through to NTP partners. NTP is subject to withholding taxes on certain payments made from Indonesia. Such withholding taxes are included in Income tax (expense) benefit.

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

Effective January 1, 2001, NTP adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either Other comprehensive income (loss) or Net income (loss), depending on the nature of the instrument. NTP made no substantive changes to its risk management strategy as a result of adopting SFAS No. 133. Derivative documentation policies were revised as necessary to comply with the new standard. Upon the adoption of SFAS No. 133 on January 1, 2001, US$27 thousand was recorded as Cumulative effect of a change in accounting principle, net for an Australian currency exchange contract that was not designated a cash flow hedge. In addition, upon adoption, an asset of US$357 thousand was recorded for the fair value of copper swap contracts that qualify as cash flow hedges, with an offsetting benefit of US$232 thousand to Other comprehensive income (loss), net of US$125 thousand in Deferred income tax assets.

Comprehensive Income

In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Partnership had no comprehensive income

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

items prior to 2001. The US$3.0 million other comprehensive income in 2002 and the US$2.3 million other comprehensive loss in 2001 represents the change in the fair value of derivative instruments that qualify as cash flow hedges.

Use of Estimates

The preparation of NTP’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which NTP’s financial position and results of operations depend are those requiring estimates of proven and probable reserves, recoverable pounds and ounces therefrom, and/or assumptions of future gold and copper prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which depreciation, depletion and amortization are charged to earnings. As noted above, commodity prices significantly affect NTP’s profitability and cash flow. In addition, management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2002 presentation.

NOTE 3    INITIAL FUNDING OF THE PARTNERSHIP

The Partnership agreement, executed on July 2, 1996, provided for initial contributions from its partners. The date of such contributions (referred to as the “Initial Funding Date”) was June 10, 1997. NIL contributed its 80% interest in PTNNT in exchange for a 56.25% interest in NTP. NIL also contributed rights to its shareholder loan receivable of US$77.2 million and a PTPI loan receivable of US$2.2 million. The agreed upon value of NIL’s initial contributions was US$306.2 million. NTMC contributed approximately US$164 million and US$75.3 million of subsequent cash contributions, as defined in the Partnership agreement, in exchange for a 43.75% interest in NTP. NTMC and NIL contributed proportionately 43.75% and 56.25%, respectively, after the US$164 million and US$75.3 million of subsequent cash contributions were paid.

PTNNT’s losses up to the Initial Funding Date of US$41.4 million were allocated to the capital accounts of NIL and NTMC in proportion to their respective Partnership interests.

NOTE 4    INVENTORIES

	At December 31,
	2002	2001
	(in thousands of US$)
Current:
Stockpiles and ore at crusher	$2,041	$1,518
Concentrate inventory	—	5,883
Materials and supplies	90,774	85,255

Total current inventories	$92,815	$92,656

Non-Current:
Stockpiles	$196,811	$148,007

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-current stockpiles increased from US$148.0 million at December 31, 2001 to US$196.8 million at December 31, 2002. The increase in non-current stockpiles relates to ore tons that were mined in 2002 and were placed in stockpiles for future processing. At Batu Hijau, the mining rate in 2002 exceeded the processing rate during the period. The resulting ore stockpiles are expected to be processed in future years in accordance with the life-of-mine plan.

NOTE 5    PROPERTY, PLANT AND MINE DEVELOPMENT

	At December 31,
	2002	2001
	(in thousands of US$)
Machinery and equipment	1,362,036	1,316,319
Buildings and infrastructure	443,533	445,887
Mine development	157,641	157,642
Construction-in-progress	40,127	45,362

	2,003,337	1,965,210
Accumulated depreciation, depletion and amortization	(344,425)	(227,705)

Property, plant and mine development—net	$1,658,912	$1,737,505

NOTE 6    INTANGIBLE MINERAL INTERESTS

	At December 31,
	2002	2001
	(in thousands of US$)
Intangible mineral interests	$219,509	$219,509
Accumulated amortization	(31,215)	(16,679)

Intangible mineral interests—net	$188,294	$202,830

These intangible mineral interests are amortized over proven and probable reserves, have no residual value and a weighted average life of 21 years. Total amortization expense for the years ended December 31, 2002, 2001 and 2000 was US$14.5 million, US$9.7 million and US$6.6 million, respectively. The estimated aggregate amortization expenses for the next five years are as follows (based on the current mine plan):

Year ended December 31,	Amount
(in millions)
2003	$12.0
2004	13.1
2005	11.8
2006	9.6
2007	13.0

NOTE 7    DEFERRED STRIPPING

Movements in the deferred stripping costs liability balance were as follows:

	At December 31,
	2002	2001	2000
	(in thousands of US$)
Opening balance	$75,318	$25,469	$(5,318)
Reduction to deferred stripping liability	(12,096)	(1,911)	(613)
Addition to deferred stripping liability	3,526	51,760	31,400

Closing balance	$66,748	$75,318	$25,469

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8    ACCOUNTS PAYABLE—AFFILIATES

Details of accounts payable—affiliates were as follows:

	At December 31,
	2002	2001
	(in thousands of US$)
Long term :
Technology and Know How Agreement Royalties—NTL	$55,762	$46,641
Technology and Know How Agreement Royalties—Sumitomo	43,371	36,276

	99,133	82,917
Short term :
Consulting Services Agreement—NISL	2,694	524
Payroll Agency Agreements—NIIL and NGELP	722	4,667
Consulting Services Agreement—NPN	301	1,047
Other	—	4

	3,717	6,242

Total	$102,850	$89,159

NOTE 9    INCOME TAXES

NTP’s Indonesian income tax (expense)/benefit consisted of:

	At December 31,
	2002	2001	2000
	(in thousands of US$)
Current	$(821)	$(2,323)	$(3,091)
Deferred	(24,121)	19,547	13,800

Total (expense) benefit	$(24,942)	$17,224	$10,709

NTP’s income tax (expense) benefit differed from the amounts computed by applying the COW corporate income tax statutory rate for PTNNT for the following reasons:

	At December 31,
	2002	2001	2000
	(in thousands of US$)
Indonesian corporate income tax benefit at COW rate	$(21,147)	$9,933	$33,349
Interest expense to partners	4,385	10,981	12,141
Valuation allowance on deferred tax assets	(906)	3,235	(286)
Non-deductible interest expense	—	—	(27,221)
Amortization of capitalized interest & mineral interests	(3,701)	(1,901)	(1,294)
Other	(2,752)	(2,701)	(2,889)

Income tax (expense) benefit	(24,121)	19,547	13,800
Income withholding tax	(821)	(2,323)	(3,091)

Total (expense) benefit	$(24,942)	$17,224	$10,709

Other comprehensive income (loss) for the years ended December 31, 2002 and 2001 is net of US$1.6 million expense and US$(1.3) million benefit, respectively, of deferred income taxes which is not reflected above.

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of NTP’s net deferred income tax assets are as follows:

	At December 31,
	2002	2001
	(in thousands of US$)
Deferred tax assets:
Net operating loss carry-forward	$289,512	$254,537
Capitalized start-up costs	11,800	15,584
Deferred stripping costs	23,362	26,361
Exploration costs	6,918	9,145
Reclamation	5,321	1,759
Inventories	10,485	—
Other	—	2,125

Gross deferred tax assets:	347,398	309,511
Valuation allowance for deferred tax assets	(3,334)	(2,428)

Net deferred tax assets	344,064	307,083

Deferred tax liabilities:
Depreciation	(268,672)	(196,536)
Inventories	—	(13,471)
Capitalized interest	(17,017)	(13,320)
Other	(353)	—

Deferred tax liabilities	(286,042)	(223,327)

Net deferred tax assets	$58,022	$83,756

Primarily based on estimates of future sources of taxable income, NTP believes that it, more likely than not, will utilize US$344.1 million of the US$347.4 million of deferred income tax assets at December 31, 2002.

NOTE 10    DEBT

Senior Debt

On July 30, 1997, PTNNT entered into a US$1.0 billion project financing facility for the Batu Hijau project (“Senior Debt”) which falls under the Common Security Agreement (“CSA”) between the senior lenders and PTNNT. US$935.8 million, including the US$22.5 million loan from a commercial bank discussed below, was outstanding as of December 31, 2002 and December 31, 2001. The Senior Debt is comprised of commitments from three export-credit agencies. The completion tests associated with this debt were satisfied during the fourth quarter of 2000 making the Senior Debt non-recourse to Newmont and Sumitomo. The assets of PTNNT secure the debt. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

Repayment of borrowings under the Senior Debt are in semi-annual installments from May 2001 through November 2013. The first and second repayments were made in May and November 2001 amounting to US$43.4 million each. Installments due in 2002 and 2003 amounting to US$173.5 million were deferred pursuant to the 6th amendment of the CSA, dated May 9, 2002. The amendments include:

(i)	An aggregate of US$173 million of principal originally scheduled for payment in 2002 and 2003 has been deferred (“Deferred Principal”). The Deferred Principal at December 31, 2002 amounted to US$86.5 million, which payment is required to be made by equal semi-annual installments from May 2004 through November 2010;

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(ii)	In the event the funds placed in a Senior Debt Reserve Account (“Collateral Accounts”) at the close of the fifth banking day prior to such payment date exceed the sum of: the aggregate amount required to pay in-full the Senior Debt Obligations including Deferred Principal, estimated operating costs for a month and the estimated next payment of Senior Debt Obligations (“Excess Cash”), PTNNT must repay the excess against the deferred principal;

(iii)	All Senior Debt, including Deferred Principal, shall rank pari passu, except for the mandatory prepayments of Deferred Principal with excess cash;

(iv)	Until Deferred Principal has been repaid or prepaid, PTNNT shall not make payments due and payable under Technology and Know-How Support Agreements (see Note 15) or make certain other Restricted Payments as defined in the CSA (see below).

After the principal deferment, loan repayments are scheduled to be made from May 2004 until November 2010 at US$55.8 million each on a semi-annual basis. The semi-annual installments will be reduced to US$22.1 million from May 2011 through November 2013. The interest rate is based on blended fixed and floating rates and at current market rates on December 31, 2002, the weighted average interest rate would approximate the London InterBank Offering Rate (“LIBOR”) plus 3.34%. The weighted average interest rates were 5.03%, 6.8%, and 6.6% during 2002, 2001 and 2000, respectively, and the interest rates were 4.7% and 5.0% at December 31, 2002 and 2001, respectively.

Based on the current mine plan, management expects to pay approximately US$92.5 million of Deferred Principal in 2003, including $6.0 million of 2003 Deferred Principal, and has presented this amount as a current liability.

The Chase Manhattan Bank (“Chase”) portion of the Senior Debt was refinanced in May 2001. US$403.75 million was borrowed from Export-Import Bank of the United States (“US Exim”) and the Chase tranche of the Senior Debt was repaid in full.

Debt Covenants

Senior Debt covenants, conditions, warranties and representations include among others:

Limitation on Indebtedness—PTNNT shall not incur any indebtedness, other than the US$1 billion Senior Debt, except for “Permitted Indebtedness”, which includes the unsecured debt from a commercial bank loan facility (see below), subordinated debt from NTP, sponsor loans and second sponsor loans discussed below, unsecured working capital debt with maturity not in excess of one year and not exceeding US$35.0 million, and other indebtedness with aggregate principal not to exceed US$5.0 million at any one time.

Restricted Payments—Restricted Payments include dividends or return of capital and payment of principal or interest on subordinated loans to NTP, its partners or their affiliates. Restricted Payments can be made provided certain conditions and financial ratios are met. No restricted payments have been made to date.

Commercial Bank Loan

On May 14, 2001, PTNNT borrowed US$22.5 million from a commercial bank to fund a credit financing fee for the Senior Debt transaction with US Exim as described above. This borrowing is unsecured and is due in May 2005. The loan maturity can be extended to May 2006 provided certain covenants and debt service coverage ratios are met. The interest rate is based on the semi-annual LIBOR rate, and the weighted average interest rate would be approximately LIBOR plus 2%. The weighted average interest rates were 3.97% and 5.7% during 2002 and 2001, respectively and at December 31, 2002 and 2001, the interest rates were 3.4% and 4.0%, respectively.

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled minimum long-term third party debt repayments are US$nil in 2002, US$nil in 2003, US$111.5 million in 2004, US$134 million in 2005, US$111.5 million in 2006 and US$578.7 million thereafter.

Loans and Accrued Interest To Partners

In 1999, PTNNT entered into separate shareholder subordinated loan agreements with NIL and NTMC (“Sponsor Loans”) under which US$195.6 million of principal, and US$8.9 million and US$5.0 million of accrued interest were outstanding at December 31, 2002 and 2001, respectively. US$ 20.8 million of the accrued interest was converted to Partners’ equity during 2001. Borrowings under Sponsor Loans are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms. The interest rate is based on the annual Singapore InterBank Offering Rate (“SIBOR”) and the interest rate on any unpaid interest is based on the annual SIBOR rate plus 1%. The weighted average interest rates during 2002 and 2001 were 2.1% and 5.1%, and at December 31, 2002 and 2001 were 1.5% and 2.0%, respectively. Payments of Sponsor Loan principal and interest are Restricted Payments under provisions of the Senior Debt.

On January 5, 2000, PTNNT entered into separate shareholder subordinated loan agreements (“Second Sponsor Loans”) with NIL and NTMC under which US$53 million of principal was outstanding at December 31, 2002 and 2001, and US$2.3 million and US$1.3 million interest were outstanding at December 31, 2002 and 2001, respectively. US$4.5 million of the accrued interest was converted to Partners’ equity during 2001. The terms of the Second Sponsor Loans are similar to the Sponsor Loans described above where; (i) borrowings are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms, (ii) interest rates are based on the annual SIBOR rate for principal and the annual SIBOR rate plus 1% for unpaid accrued interest and (iii) loan repayments and interest are Restricted Payments under provisions of the Senior Debt. The weighted average interest rates during 2002 and 2001 were 2.1% and 4.7%, and at December 31, 2002 and 2001, the interest rates were 1.5% and 2.0%, respectively.

On June 27, 2000, PTNNT entered into a working capital loan agreement with Newmont and Sumitomo Corporation Capital Asia Pte. Ltd. The loan totaled US$35 million and repayments of principal and interest are not considered Restricted Payments under terms of the Senior Debt discussed above. The balances at December 31, 2002 and 2001 were zero. The period of the loan is for a one, two or three month period at the option of PTNNT. The final maturity date was extended to June 26, 2002. The interest rate is based on the three-month SIBOR plus 2%. However, if any principal amount is not paid by the due date, the interest rate is based on the three-month SIBOR plus 4%. The weighted average interest rate during 2001 and 2000 was 7.1% and 8.7%, respectively, and at December 31, 2000 the interest rate was 7.4%. This facility expired in 2002.

Capitalized Interest

Capitalized interest was US$0.1 million, US$0.1 million and US$2.1 million in 2002, 2001 and 2000, respectively.

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11    STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Net income (loss)	$35,477	$(11,182)	$(84,575)

Other comprehensive income (loss):
Changes in fair value of cash flow hedge instruments, net of tax of $1,613 and $(1,260), respectively	2,995	(2,340)	—

Total other comprehensive (loss) income	2,995	(2,340)	—

Comprehensive income (loss)	$38,472	$(13,522)	$(84,575)

NOTE 12    PTPI CARRIED INTEREST IN PTNNT

As described in Note 1, PTPI owns a 20% carried interest in PTNNT. PTNNT’s total paid-in capital were US$683.4 million and US$639.4 million at December 31, 2002 and 2001, respectively. PTPI’s share of such capital was funded with loans from NIL and NTMC, through NTP, and totaled US$136.7 million and US$127.9 million at December 31, 2002 and 2001, respectively. These loans are subject to interest at the six-month SIBOR plus two percent. PTPI agreed to assign 70% of its rights to dividends from PTNNT to repay such loans, including interest, pursuant to an Acknowledgement of Indebtedness and Assignment of Dividends agreement with NIL. Interest accrued under these loans is fully covered by an allowance until recoverability of such interest is determined.

NOTE 13    MAJOR CUSTOMERS AND EXPORT SALES

PTNNT sells its concentrates primarily pursuant to long-term sales agreements. As a percentage of net sales (copper sales net of smelting and refining charges), 97% of net sales were pursuant to such contracts during 2002. Three of these agreements each accounted for more than 10% of sales in 2002 at US$55.5 million, US$51.8 million and US$50.9 million, respectively, and together accounted for 44% of net sales. As a percentage of net sales, 95% were pursuant to such long-term sales agreements during 2001, and two customers accounted for US$62.0 million and US$53.1 million of net sales, each of which accounted for more than 10% of net sales, and together accounted for 33% of net sales. Net sales were made to two related parties during 2002 and 2001. Net sales were made to Sumitomo Metal Mining Co., Ltd. in 2002, 2001 and 2000 amounting to US$34.3 million, US$21.8 million and US$20.7 million, respectively. The associated metal sales receivables at December 31, 2002, 2001 and 2000 were US$15.6 million, US$4.9 million and US$1.2 million, respectively. Net metal sales were made to Sumitomo Corporation in 2000 amounting to US$4.2 million with no associated metal sales receivables at December 31, 2000.

NOTE 14    SUPPLEMENTAL CASH FLOW INFORMATION

Excluded from the consolidated statements of cash flows were the effects of non-cash transactions wherein PTNNT purchased spare parts inventory, but defers payment until such inventory is used. The amount so purchased was US$30.3 million at December 31, 2002, US$26.4 million at December 31, 2001, and US$23.6 million at December 31, 2000.

In May 2001 the interest that was accrued on the Sponsor Loans and Second Sponsor Loans between PTNNT and NIL and NTMC that totaled US$25.3 million was transferred to NTP partners’ equity. Interest paid in November 2002 was US$24.1 million.

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest paid totaled US$47.4 million, US$71.0 million, and US$68.6 million in 2002, 2001 and 2000, respectively.

Taxes paid, consisting of withholding taxes on interest earned, were US$2.0 million, US$2.3 million and US$3.1 million in 2002, 2001 and 2000, respectively.

NOTE 15    OTHER SIGNIFICANT AGREEMENTS

Technology and Know-How Agreements

On July 2, 1996, PTNNT entered into a Technology and Know-How Agreement with Newmont Technologies Limited (“NTL”), a subsidiary of Newmont, whereby NTL agreed to provide proprietary information, technology, know-how and related intellectual property rights. Under the terms of this agreement, PTNNT pays NTL a royalty of 1.6875% of the preceding month’s aggregate capital expenditures determined in accordance with U.S. GAAP, and US$3.9375 per equivalent ounce of gold equivalent produced by PTNNT.

A similar Technology and Know-How Agreement was executed with Sumitomo Corporation on the same date, providing a royalty of 1.3125% of aggregate capital expenditures and US$3.0625 per ounce of gold equivalent produced.

Charges under these agreements totaled US$16.2 million, US$16.7 million, and US$21.6 million during 2002, 2001 and 2000, respectively. The associated liabilities at December 31, 2002 and 2001 were US$99.1 million and US$82.9 million, respectively, and were included in Accounts payable—affiliates (Note 8).

Consulting Services Agreements

In July 1996, PTNNT entered into a Consulting Services Agreement with Newmont International Services Limited (“NISL”), a subsidiary of Newmont, whereby NISL agreed to provide certain support; advisory and consulting services related to general project engineering, control and development; procurement advice and implementation; contract negotiation support; general construction advice and support; operations management support; tax and legal planning; general and administrative services; and management and business support services. NISL provides these services primarily outside of the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NISL for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled US$3.8 million in 2002, US$5.5 million in 2001 and US$10.4 million in 2000 and Accounts payable—affiliates included US$2.7 million and US$0.5 million at December 31, 2002, and 2001, respectively (see Note 8).

PTNNT has a similar Consulting Services Agreement with NTMC. Pursuant to this agreement, charges totaled US$0.6 million in 2002, US$0.4 million in 2001 and US$0.4 million in 2000. Accounts payable—affiliates included US$ zero at December 31, 2002 and December 31, 2001 (see Note 8).

In June 1999, PTNNT entered into a Consulting Services Agreement with Newmont Pacific Nusantara (“NPN”), a subsidiary of Newmont, whereby NPN agreed to provide certain support; legal, tax, government relations and public relations support. NPN provides these services primarily in the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NPN for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled US$2.4 million, US$3.6 million and US$2.9 million in 2002, 2001 and 2000, respectively. Accounts payable—affiliates included US$0.3 million and US$1.0 million at December 31, 2002, and 2001, respectively for this agreement (see Note 8).

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payroll Agency Agreements

PTNNT entered into Payroll Agency Agreements with Newmont Indonesia Investment Limited (“NIIL”) and Newmont Global Employment Limited Partnership (“NGELP”), wholly-owned subsidiaries of Newmont, whereby NIIL and NGELP agreed to act as agents of PTNNT to handle personnel, payroll and benefits management of non-Indonesian employees assigned to work for PTNNT in Indonesia. NIIL manages expatriates from the U.S. and NGELP manages expatriates from countries other than the U.S.

Under the terms of these agreements, PTNNT reimburses the agents for salaries, related employee benefits and other reasonable expenses and pays a fee of US$20 for each salary payment made. Agency payments totaled US$12.9 million in 2002, US$9.5 million in 2001 and US$16.5 million in 2000, and Accounts payable—affiliates included US$0.7 million and US$4.7 million at December 31, 2002 and 2001, respectively (see Note 8).

Maintenance and Repair Cost Agreements

During 1999, PTNNT entered into a long-term Maintenance and Repair Cost agreements (“MARC”) with P.T. Trakindo Utama (“Trakindo”), an unrelated Indonesian company, to provide maintenance on PTNNT’s Caterpillar equipment at a fixed cost per operating hour. Under the terms of the MARC agreements, Trakindo will provide all normal “wear and tear” parts and labor necessary to perform maintenance and repairs on such equipment. Inception-to-date contract expenditures charged for such services were US$83.9 million with the future value of the contracts amounting to US$307.9 million. The contracts are effective through December 31, 2007. Either party can cancel the contracts with one year written notice.

NOTE 16    HEDGING PROGRAMS

Diesel Hedging—In August and September 2001, PTNNT entered into diesel hedging contracts for 360,000 barrels over 24 months at a fixed price of US$27.39 per barrel and US$27.98 per barrel, respectively. Each of these contracts covers purchases of 15,000 barrels monthly and will expire in August and September of 2003, respectively. Each contract is settled monthly. The average price of the contracts was US$27.34 per barrel versus an average realized price of US$23.48 per barrel. In December 2002, PTNNT entered into an additional diesel hedge contract for 60,000 barrels over the next 12 months at a fixed price of US$27.50 per barrel. These contracts have been designated as cash flow hedges and the fair value as of December 31, 2002 and 2001 was positive US$0.6 million and negative US$3.7 million, respectively.

Copper Hedging—In October and November 2002, PTNNT entered into copper forward sales contracts covering 8,000 metric tonnes (“MT”) or 4,000 MT per month for each of January and February 2003 at a weighted average fixed price of US$1,600 per MT. Each contract is cash settled on a monthly basis. These contracts, which have been designated as cash flow hedges, had a positive fair value as of December 31, 2002 of US$0.5 million.

Australian Dollar Hedging—In 2001, PTNNT settled on a monthly basis the purchase of A$24 million that were bought at an average price of US$0.5465 under a contract entered into in 2000 and settled at an average price of US$0.5148. These Australian dollars were used to pay Australian dollar vendors. In March, July and October of 2001, PTNNT also purchased A$15 million at an average price of US$0.4971. These contracts cover A$1.5 million each month and have been designated as cash flow hedges. These contracts expired in July and October 2002.

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The outstanding hedging contracts are valued at current market value at the end of each period. The resulting income (loss) from these contracts at December 31, 2002 and 2001 was tax effected at 35% and that net amount is recorded in Other comprehensive income (loss). The Other comprehensive income (loss) will be transferred to Net income (loss) as these contracts are settled over the next 12 months.

NOTE 17    COMMITMENTS AND CONTINGENCIES

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

NOTE 18    SUBSEQUENT EVENTS

In 2000, a new Indonesian statute required the payment of termination, gratuity and compensation benefits in the event of involuntary as well as voluntary employment termination, for which PTNNT accrued and charged to expense US$1.5 million, US$0.1 million, and US$0.6 million in 2002, 2001 and 2000, respectively. Subsequent to December 31, 2002, the House of Representatives of Indonesia passed a new Manpower Affairs Law which, as of the date of these financial statements, has not yet been formally approved by the President of the Republic of Indonesia. The new Manpower Affairs Law provides for a method of calculating severance payments that differ from that currently used by PTNNT. At the date of these financial statements, it is not possible to determine the impact of the new calculation method under the new Manpower Affairs Law on the severance payments.

NOTE 19     UNAUDITED SUPPLEMENTARY DATA

In general, mining costs are charged to Production costs as incurred. However, PTNNT defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste to ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production by assigning each recoverable pound of copper equivalent with an equivalent amount of waste removal cost. If PTNNT were to expense stripping costs as incurred, there may be greater volatility in NTP’s period-to-period results of operations. See additional discussion of deferred stripping in Note 1 to NTP’s financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred stripping with respect to Batu Hijau are as follows (unaudited):

	2002	2001	2000
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
—Stripping ratio (1)	0.21	0.23	0.23
—Average ore grade (pounds of copper equivalent per ton)	4.27	3.97	4.02
Actuals for Year
—Stripping ratio (2)	0.23	0.15	0.17
—Average ore grade (pounds of copper equivalent per ton)	4.88	6.06	5.46
Remaining Mine Life (years)	13	14	15

(1)	Ratio based on total tons to be mined in future to total pounds of copper and ounces of gold to be recovered in future.
(2)	Ratio based on total tons mined to total pounds of copper and ounces of gold recovered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/S/ BRITT D. BANKS

Britt D. Banks Vice President, General Counsel and Secretary

March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.

Signature	Title

/S/ GLEN A BARTON Glen A. Barton	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
/S/ VINCENT A. CALARCO Vincent A. Calarco	Director
/S/ JAMES T. CURRY, JR. James T. Curry, Jr.	Director
/S/ JOSEPH P. FLANNERY Joseph P. Flannery	Director
/S/ M. CRAIG HAASE M. Craig Haase	Director		/S/ BRITT D. BANKS Britt D. Banks Attorney-in-Fact
/S/ MICHAEL S. HAMSON Michael S. Hamson	Director
/S/ LEO I. HIGDON, JR. Leo I. Higdon, Jr.	Director
/S/ PIERRE LASSONDE Pierre Lassonde	Director
/S/ ROBERT J. MILLER Robert J. Miller	Director
/S/ WAYNE W. MURDY Wayne W. Murdy	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

S-1

Signature	Title

/S/ ROBIN A. PLUMBRIDGE Robin A. Plumbridge	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
/S/ JOHN B. PRESCOTT John B. Prescott	Director
/S/ MOEEN A. QURESHI Moeen A. Qureshi	Director
/S/ MICHAEL K. REILLY Michael K. Reilly	Director
/S/ SEYMOUR SCHULICH Seymour Schulich	Director		/S/ BRITT D. BANKS Britt D. Banks Attorney-in-Fact
/S/ JAMES V. TARANIK James V. Taranik	Director
/S/ BRUCE D. HANSEN Bruce D. Hansen	Senior Vice President And Chief Financial Officer (Principal Financial Officer)
/S/ DAVID W. PEAT David W. Peat	Vice President and Global Controller (Principal Accounting Officer)

S-2

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

(Section 302 Certification of the Sarbanes-Oxley Act of 2002)

I, Wayne W. Murdy, certify that:

1.  I have reviewed this Annual Report on Form 10-K of Newmont Mining Corporation;

2.  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WAYNE W. MURDY
Wayne W. Murdy Chief Executive Officer

March 27, 2003

C-1

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

(Section 302 Certification of the Sarbanes-Oxley Act of 2002)

I, Bruce D. Hansen, certify that:

1.  I have reviewed this Annual Report on Form 10-K of Newmont Mining Corporation;

2.  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ BRUCE D. HANSEN
Bruce D. Hansen Chief Financial Officer

March	27, 2003

C-2

EXHIBIT INDEX

Exhibit Number	Description

2(a)

—Arrangement Agreement, dated as of November 14, 2001, by and between Franco-Nevada Mining Corporation Limited and Newmont Mining Corporation (now known as “Newmont USA Limited”). Incorporated by reference to Exhibit 2.1 to the Issuer’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2(b)

—Deeds of Undertaking, dated as of November 14, 2001, November 14, 2001, and December 10, 2001, by and between Newmont Mining Corporation (now known as “Newmont USA Limited”) and Normandy Mining Limited. Incorporated by reference to Exhibit 2.2 to the Issuer’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

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

3(g)	—By-laws of the Issuer. Incorporated by reference to Exhibit 3(g) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

4(a)

—Rights Agreement, dated as of February 13, 2002, between the Issuer and Mellon Investor Services LLC (which includes the form of Certificate of Designations of Series B Junior Preferred Stock of the Company as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C). Incorporated herein by reference to Exhibit 4.1 to the Issuer’s Registration Statement on Form 8-A, relating to the registration of its preferred stock purchase rights, filed with the Securities and Exchange Commission on February 15, 2002.

Exhibit Number	Description

4(b)

—Indenture dated March 23, 1992 between Newmont Mining Corporation (now known as “Newmont USA Limited”) and Bank of Montreal Trust Company. Incorporated by reference to Exhibit 4 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

4(c)

—First Supplemental Indenture dated May 15, 2000, between Newmont Mining Corporation (now known as “Newmont USA Limited”) and The Bank of New York (as successor to Bank of Montreal Trust Company). Incorporated by reference to Exhibit 4(c) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

4(d)

—Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

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

4(f)

—Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4(g)	—See footnote (1).

10(a)

—1987 Key Employees Stock Option Plan as amended as of October 25, 1993. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 1993.

10(b)

—1992 Key Employees Stock Plan as amended as of October 25, 1993. Incorporated by reference to Exhibit 10(p) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993.

10(c)

—1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(d)	—1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit Number	Description

10(e)

—Agreement dated October 15, 1993, effective November 1, 1993, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10(f)

—Amendment No. 1, dated June 24, 1997, to Agreement dated October 15, 1993, effective November 1, 1993, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10(g)

—Amendment No. 2, dated November 28, 2000, to Agreement dated October 15, 1993, effective November 1, 1993, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10(h) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

10(h)

—Employment Agreement dated January 1, 2001, by and between Newmont Mining Corporation and Ronald C. Cambre. Incorporated by reference to Exhibit 10(i) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

10(i)

—Agreement dated September 8, 1998, effective August 6, 1998, between Newmont Gold Company and Lawrence T. Kurlander. Incorporated by reference to Exhibit 10 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10(j)

—Agreement dated as of February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Current Report on Form 8-K, dated July 12, 1999.

10(k)	—Newmont Mining Corporation Annual Incentive Compensation Plan (Effective as of January 1, 2002), filed herewith.

10(l)	—Newmont Mining Corporation Intermediate Term Incentive Compensation Plan (Amended and Restated Generally Effective as of January 1, 2002), filed herewith.

10(m)

—Executive Change of Control Severance Plan dated as of February 1, 1999. Incorporated by reference to Exhibit 10(n) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(n)

—Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as Amended and Restated as of May 17, 2000. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10(o)

—Agreement dated September 15, 1999, among Newmont Mining Corporation, Newmont Gold Company and Bruce D. Hansen. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(p)

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

10(t)

—Letter Agreement dated March 23, 2001, between Wayne W. Murdy and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(v) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

10(u)

—Escrow Agreement dated as of November 14, 2001, among Seymour Schulich and Nevada Capital Corporation Limited and Gowling Lafleur Henderson LLP and Newmont Mining Corporation. Incorporated by reference to Exhibit 10(z) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(v)

—Escrow Agreement dated as of November 14, 2001, among Pierre Lassonde and Lassonde Family Trust and Firelight Investments, Inc. and Gowling Lafleur Henderson LLP and Newmont Mining Corporation. Incorporated by reference to Exhibit 10(aa) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(w)

—Employment Agreement effective as of February 16, 2002, between Newmont Global Employment Limited Partnership and Pierre Lassonde. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for period ended June 30, 2002, filed August 14, 2002.

10(x)	—Consulting Agreement effective as of April 1, 2002, between Newmont Capital Limited and Seymour Schulich, filed herewith.

10(y)	—Consulting Agreement effective as of May 16, 2002, between Newmont International Services Limited and Ronald C. Cambre, filed herewith.

12.1	—Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.

16

—Letter of Arthur Andersen LLP to the Securities and Exchange Commission dated June 4, 2002 pursuant to Item 304(a)(3) of Regulation S-K. Incorporated by reference to Newmont Mining Corporation’s Current Report on Form 8-K/A filed June 4, 2002.

18

—Letter from Pricewaterhouse Coopers LLP to Newmont Mining Corporation’s board of directors regarding its concurrence with management concerning the adoption of a preferable accounting principle in conformity with Accounting Principles Board Opinion No. 20. Incorporated by reference to Exhibit 18.1 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed November 14, 2002.

21	—Subsidiaries of Newmont Mining Corporation, filed herewith.

23	—Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—Power of Attorney, filed herewith.

99.1	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.

99.2	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.

(1)	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.