Form 10-Q/A
period 2002-03-31
NEWMONT MINING CORP /DE/
filed 2003-04-11
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 2)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-31240

NEWMONT MINING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1611629
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Lincoln Street, Denver, Colorado	80203
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002, and the Amendment No. 1 filed on August 6, 2002. The Company has filed this Amendment to give effect to the restatement of the Company’s financial statements as of and for the three months ended March 31, 2002 and 2001 as discussed in Note 20 to the Consolidated Financial Statements. In addition to the adjustments reflected in Amendment No. 1, the Company is making the following adjustments relating to (1) the accounting for a prepaid forward gold sales contract and a forward gold purchase contract entered into in July 1999, (2) depreciation and deferred stripping calculations to exclude material other than proven and probable reserves, (3) depreciation on certain mining assets, (4) the amortization of acquired mineral interests and (5) including depreciation, depletion and amortization expense (“DD&A”) as a capitalized cost in inventory. The adjustments reflected in this filing are described in more detail in Note 20 to this filing. Supplementally, effective January 1, 2002, the Company changed its accounting policy with respect to depreciation, depletion and amortization to exclude future estimated development costs expected to be incurred for certain underground operations. Although we have revised this Amendment to give effect to the adjustments, other information contained herein has not been updated. Therefore, you should read this Amendment together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and our Amended Quarterly Reports on Form 10-Q/A for the quarters ended June 30 and September 30, 2002, as amended to the date hereof or as subsequently amended, as well as the other documents that we have filed with the Securities and Exchange Commission. Information in such reports and documents updates and supersedes certain information contained in this Amendment.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

As Restated. See Note 20.

	Three Months Ended March 31,
	2002	2001
	Unaudited
	(in thousands, except per share)
Sales and other income
Sales—gold	$482,234	$424,097
Sales—base metals, net	9,370	—
Royalties	3,800	77
Dividends, interest, foreign currency exchange and other income	415	3,351

	495,819	427,525

Costs and expenses
Costs applicable to sales	330,987	267,282
Depreciation, depletion and amortization	102,186	89,931
Exploration and research	11,567	15,315
General and administrative	21,315	15,911
Interest, net of capitalized interest of $1,222 and $2,847, respectively	31,137	23,154
Merger and restructuring	—	60,510
Write-down of assets	8,253	5,899
Other	870	3,543

	506,315	481,545

Operating loss	(10,496)	(54,020)
Gain on derivative instruments	6,331	15,573

Pre-tax loss before minority interest, equity loss and cumulative effect of a change in accounting principle	(4,165)	(38,447)
Income tax (expense) benefit	(1,188)	5,318
Minority interest in income of subsidiaries	(10,550)	(12,472)
Equity income (loss) of affiliates	1,404	(4,520)

Net loss before cumulative effect of a change in accounting principle	(14,499)	(50,121)
Cumulative effect of a change in accounting principle, net of tax of $4,147	7,701	—

Net loss	(6,798)	(50,121)
Preferred stock dividends	(1,869)	(1,869)

Net loss applicable to common shares	$(8,667)	$(51,990)

Net loss	$(6,798)	$(50,121)
Other comprehensive income (loss), net of tax	27,878	(936)

Comprehensive income (loss)	$21,080	$(51,057)

Net loss per common share before cumulative effect of a change in accounting principle, basic and diluted	$(0.06)	$(0.27)
Cumulative effect of a change in accounting principle per common share, basic and diluted	0.03	—

Net loss per common share, basic and diluted	$(0.03)	$(0.27)

Basic and diluted weighted average common shares outstanding	281,467	192,607
Cash dividends declared per common share	$0.03	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2002	December 31, 2001
	(in thousands)
	As Restated. See Note 20.
ASSETS
Cash and cash equivalents	$511,558	$149,431
Short-term investments	17,910	8,185
Accounts receivable	51,485	19,088
Inventories	579,598	452,114
Marketable securities of Lihir	84,002	66,918
Current portion of deferred stripping costs	72,853	71,486
Prepaid taxes	13,345	29,229
Derivative instruments	20,851	—
Current portion of deferred income tax assets	28,932	7,792
Other current assets	135,526	42,780

Current assets	1,516,060	847,023
Property, plant and mine development, net	2,317,812	1,930,249
Mineral interests and other intangible assets, net	1,948,165	176,998
Investments	993,226	543,324
Deferred stripping costs	12,729	20,145
Long-term inventories	112,110	117,692
Derivative instruments	48,961	—
Deferred income tax assets	486,479	403,447
Other long-term assets	175,290	102,810
Goodwill	2,506,935	—

Total assets	$10,117,767	$4,141,688

LIABILITIES
Current portion of long-term debt	$440,077	$192,151
Accounts payable	85,255	80,884
Current portion of deferred income tax liabilities	49,451	32,919
Derivative instruments	124,286	—
Other accrued liabilities	329,549	214,065

Current liabilities	1,028,618	520,019
Long-term debt	1,881,718	1,234,718
Reclamation and remediation liabilities	259,070	176,934
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	377,885	—
Deferred income tax liabilities	580,488	140,800
Employee related benefits	151,066	159,542
Other long-term liabilities	214,974	93,220

Total liabilities	4,547,660	2,379,074

Commitments and contingencies (Notes 5, 9 and 17)
Minority interest in subsidiaries	309,612	262,848

STOCKHOLDERS’ EQUITY
Convertible preferred stock	11,500	11,500
Common stock	537,139	313,881
Additional paid-in capital	4,976,629	1,458,369
Accumulated other comprehensive income (loss)	18,430	(9,448)
Retained deficit	(283,203)	(274,536)

Total stockholders’ equity	5,260,495	1,499,766

Total liabilities and stockholders’ equity	$10,117,767	$4,141,688

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

As Restated. See Note 20.

	Three Months Ended March 31,
	2002	2001
	Unaudited
	(in thousands)
Operating activities:
Net loss	$(6,798)	$(50,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	102,186	89,931
Amortization of deferred stripping costs, net	6,049	1,031
Deferred tax benefit	(4,293)	(27,654)
Gain on derivative instruments	(6,331)	(15,573)
Noncash merger and restructuring expenses	—	21,589
Foreign currency exchange loss	3,621	1,017
Minority interest, net of dividends	10,550	7,274
Undistributed (gains) losses of affiliated companies	(1,404)	4,520
Write-down of assets	8,253	5,899
Cumulative effect of a change in accounting principle, net of tax	(7,701)	—
Gain on sale of assets and other	(4,451)	(674)
(Increase) decrease in operating assets:
Accounts receivable	18,920	4,216
Inventories	5,305	29,735
Other assets	16,642	8,215
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(40,744)	(64,010)
Other liabilities	(28,649)	(5,369)

Net cash provided by operating activities	71,155	10,026

Investing activities:
Additions to property, plant and mine development	(51,830)	(91,232)
Repayments from (advances to) joint ventures and affiliates	(24,750)	8,794
Proceeds from sale of short-term investments	406,731	—
Net cash effect of acquisitions	(18,313)	—
Proceeds from asset sales and other	269	188

Net cash provided by (used in) investing activities	312,107	(82,250)

Financing activities:
Repayment of short-term debt	—	(10,000)
Proceeds from long-term debt	450,431	462,000
Repayment of long-term debt	(475,244)	(448,560)
Dividends paid on common and preferred stock	(13,792)	(7,730)
Decrease in restricted cash	—	40,000
Proceeds from stock issuance and other	15,739	(324)

Net cash (used in) provided by financing activities	(22,866)	35,386

Effect of exchange rate changes on cash	1,731	6,459

Net change in cash and cash equivalents	362,127	(30,379)
Cash and cash equivalents at beginning of period	149,431	77,558

Cash and cash equivalents at end of period	$511,558	$47,179

Supplemental information:
Interest paid, net of amounts capitalized of $1,222 and $2,847, respectively	$31,916	$28,175
Income taxes paid	$13,974	$18,424

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Basis of Preparation and Restatement of Financial Statements

These unaudited interim consolidated financial statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included, including adjustments designed to capture the restatements described below. These adjustments are of a normal recurring nature, except for the effects of the February 2002 acquisitions and the restatement adjustments as described below. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Newmont included in its 2002 Annual Report on Form 10-K filed March 27, 2003, its 2001 Annual Report on Form 10-K, including Amendment No. 1, filed March 20, 2003, and information on Form 8-K dated February 15, 2002, including Amendment No. 1, filed on April 16, 2002.

The preparation of Newmont’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which Newmont’s financial position and results of operations depend are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, Newmont’s ability to renew the mining leases upon which certain of those reserves are located, and/or assumptions of future gold prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which depreciation, depletion and amortization (“DD&A”) are charged to earnings. As noted above, commodity prices significantly affect Newmont’s profitability and cash flow. In addition, management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties as described below. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

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

Restatements

As further discussed in Note 20, Newmont has determined that certain adjustments are required to restate the Consolidated Financial Statements for the three-month periods ended March 31, 2002 and 2001 and at March 31, 2002. Overall the adjustments increased the net loss in the first quarter of 2002 and 2001 by $6.5 million, or $0.02 per share, and $12.9 million, or $0.07 per share, respectively. The adjustments also increased the Stockholders’ equity of the Company at March 31, 2002 by $6.3 million. The adjustments were necessary (i) to properly present the conversion to US GAAP and translation to US dollars of certain financial statement balances of the recently acquired Newmont Australia Limited; (ii) to properly record first quarter 2002 income related to insurance settlements, insurance expense of the Company's equity investee, and income related to a property sale; (iii) to account for a prepaid forward sales contract and a forward purchase contract as a single borrowing; (iv) to correct depreciation rates on certain mining assets at the Company’s subsidiary, Minera Yanacocha; (v) to properly amortize acquired mineral interests; (vi) to record the impact in the Company's investment in Batu Hijau, accounted for under the equity method, for correcting its depreciation and deferred stripping calculations so as to exclude material other than proven and probable reserves; and (vii) to include depreciation, depletion and amortization expense as a capitalized cost in inventory. All amounts in the accompanying footnotes have been adjusted for these restatements as appropriate.

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

The major classifications of inventory are as follows:

Stockpiles

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons (via truck counts and/or in-pit surveys of the ore before stockpiling) added and removed from the stockpile, the number of contained ounces (based on assay data) and the recovery percentage (based on the process for which the ore is destined). Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation, depletion and amortization relating to mining operations. Value is added to a stockpile based on the current mining cost per ton plus applicable depreciation, depletion and amortization and removed at the average cost per recoverable ounce of gold in the stockpile.

Ore on Leach Pads

The recovery of gold from certain oxide ores is best achieved through the heap leaching process. Under this method, ore is placed on leach pads where it is permeated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a leach plant where the gold-in-solution is recovered. For accounting purposes, value is added to leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Value is removed from the leach pad as ounces are recovered in circuit at the leach plant based on the average cost per recoverable ounce of gold on the leach pad.

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

Precious Metals

Precious metals inventories represent saleable gold doré or gold bullion and are valued at the average cost of the respective in-process inventories included prior to the refining process, plus refining costs.

Deferred Stripping Costs

In general, mining costs are charged to Costs applicable to sales as incurred. However, at open-pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production (“UOP”) basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there may be greater volatility in the Company’s period-to-period results of operations.

At the Company’s gold mining operations, deferred stripping costs are charged to Costs applicable to sales as gold is produced and sold using the UOP method based on estimated recoverable ounces of proven and probable gold reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, and result in the recognition of the costs of waste removal activities over the life of the mine as gold is produced and sold. The application of the deferred stripping accounting method generally results in an asset on the balance sheet (Deferred stripping costs), although a liability will arise if amortization exceeds costs deferred.

At the Company’s equity accounted Batu Hijau operation, deferred stripping costs are charged to Production costs as copper and gold are produced and sold using the UOP method based on estimated recoverable pounds and ounces, respectively, of proven and probable ore reserves, using a stripping ratio based on total tons to be moved to total pounds of copper and ounces of gold to be recovered over the life of the mine. In the fourth quarter of 2002, NTP determined that PTNNT had incorrectly included material other than proven and probable reserves in its deferred stripping calculations. As a result, NTP has restated its financial statements beginning with the fourth quarter 1999 through the third quarter of 2002. (See Note 20.)

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

Historically, Newmont classified deferred stripping costs as a component of Property, Plant and Mine Development on the Consolidated Balance Sheets. Effective January 1, 1999, Newmont has classified these costs as separate line items, Deferred stripping costs and Current portion of deferred stripping costs, on the Consolidated Balance Sheets. Total deferred stripping costs as of March 31, 2002 and December 31, 2001 of $85.6 million and $91.6 million, respectively, include current portions of $72.9 million and $71.5 million, respectively. In addition, Newmont has historically classified additions to deferred stripping costs as a component of Additions to property, plant and mine development in Investing activities in the Statements of Consolidated Cash Flows. Effective January 1, 1999, Newmont also has classified additions to deferred stripping costs as a component of Amortization of deferred stripping costs, net in Operating activities in the Statements of Consolidated Cash Flows. Additions to deferred stripping costs for the three-month periods ended March 31, 2002 and 2001 of $1.4 million and $8.6 million, respectively, have been reclassified to conform to the current presentation. The foregoing changes, which have no impact to reported earnings, have been made to more accurately reflect the operating nature of the deferred stripping method.

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

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the UOP method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves. At the Company’s surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At the Company’s underground mines, these costs include the building of access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production, including estimated costs to be incurred during the calendar year at certain underground mining operations, are amortized using the UOP method based on estimated recoverable ounces mined from proven and probable reserves. To the extent that these costs benefit the entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the specific ore area.

Ongoing development expenditures to maintain production are charged to operations as incurred.

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to DD&A of Property, Plant and Mine Development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. See discussion of accounting changes in Note 13.

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

The Company evaluates the residual value and the associated remaining amortization period on a property-by-property basis at least annually. Any changes in estimates of useful lives and residual values are accounted for prospectively from the date of the change in accordance with Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes.” See Note 6 for additional disclosures associated with Mineral interests and other intangible assets, net.

Accounting for Merchant Banking Activities

Newmont accounts for its merchant banking activities on a historical cost basis in a separate wholly-owned subsidiary, which is included in the consolidated financial statements. Merchant banking activities include the development of value optimization strategies for operating and non-operating assets, managing the equity investment portfolio, business development activities related to potential merger and acquisition analysis and negotiations, managing and building the royalty business, mobilizing and monetizing inactive exploration properties, capitalizing on Newmont’s proprietary technology know-how and acting as an internal resource for other corporate divisions to improve and maximize business outcomes. For segment reporting purposes, the merchant banking business is considered to be a separate operating segment because it engages in activities from which it earns revenues and incurs expenses and its operating results are regularly and separately reviewed by the Chief Operating Decision Maker.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Stockholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in Dividends, interest, foreign currency exchange and other income. References to “A$” refers to Australian currency, CDN$ to Canadian currency and “$” or “US$”, to United States currency.

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

The combination of Newmont, Normandy and Franco-Nevada was designed to create a platform for rational growth and for delivering superior returns to shareholders. With a larger global operating base, a broad and balanced portfolio of development projects and a stable income stream from mineral royalties and investments, the combined company will have opportunities to optimize returns, realize synergies through rationalization of corporate overhead and exploration programs, realize operating efficiencies, reduce operating and procurement costs and reduce interest expense and income taxes. The acquisitions resulted in approximately $2.6 billion of goodwill primarily related to the Merchant Banking business, the combined global exploration expertise and the synergies discussed above (see Note 21).

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

The following reflects the preliminary purchase allocation for the acquisition of 100% of Normandy (in millions, except per share data):

Shares of Newmont common stock issued to Normandy stockholders, including shares attributable to Franco-Nevada’s 19.8% investment in Normandy	86.8
Value of Newmont stock per share	$19.01

Fair value of Newmont common stock issued	$1,649.9
Plus—Cash consideration of A$0.50 per share	462.1
Plus—Fair value of Normandy stock options cancelled by Newmont	6.0
Plus—Estimated direct acquisition costs incurred by Newmont	60.0

Total Purchase Price	2,178.0
Plus—Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrued acquisition costs and settlement of stock options	195.7
Long-term debt, including current portion	935.7
Derivative instrument liabilities	414.5
Other long-term liabilities	453.1
Minority interests acquired	37.2
Less—Fair value of assets acquired by Newmont:
Current assets	(460.6)
Property, plant and equipment	(435.9)
Mineral interests and other intangible assets	(1,389.6)
Exploration properties	(33.1)
Equity investments in mining operations	(216.5)
Other long-term assets	(273.1)

Residual purchase price allocated to goodwill	$1,405.4

The following table reflects the preliminary purchase allocation for the acquisition of Franco-Nevada (in millions, except per share data):

Shares of Newmont common stock (or equivalents) issued to Franco-Nevada stockholders, excluding shares attributable to Franco-Nevada’s 19.8% investment in Normandy	110.6
Value of Newmont stock per share	$19.01

Fair value of Newmont common stock issued	$2,101.2
Plus—Fair value of Franco-Nevada options assumed by Newmont	30.4
Plus—Fair value of Franco-Nevada warrants assumed by Newmont	13.3
Plus—Estimated direct acquisition costs incurred by Newmont	30.0

Total purchase price	2,174.9
Plus—Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrual of acquisition costs	8.5
Other liabilities	209.9
Less—Fair value of assets acquired by Newmont:
Current assets	(708.0)
Intangible mining royalty properties	(404.2)
Investments in affiliated companies (excluding the 19.8% interest in Normandy)	(108.0)

Residual purchase price allocated to goodwill	$1,173.1

The purchase price allocations are preliminary and were finalized following the completion of an independent appraisal at the end of 2002. The final purchase price allocations differed from the preliminary allocation presented above, particularly with respect to the amounts allocated to acquired property, plant and mine development, mineral reserves, undeveloped mineral interests, exploration properties, equity investments in mining operations, intangibles and goodwill. The final purchase price allocation may result in increases in future depreciation, depletion and amortization charges. The Company does not currently anticipate this goodwill will be deductible for tax purposes (see Note 21).

For information purposes only, the following unaudited pro forma data reflect the consolidated results of operations of Newmont as if the acquisitions of Normandy and Franco-Nevada had taken place on January 1, 2001 (in millions, except per share data):

	Three months ended
	March 31, 2002	March 31, 2001
Sales and other income(1)	$651.3	$737.4
Net loss applicable to common shares before cumulative effect of a change in accounting principle(1)	$(149.7)	$(93.8)
Net loss applicable to common shares(1)	$(142.0)	$(93.8)
Basic and diluted loss per common share before cumulative effect of a change in accounting principle(1)	$(0.38)	$(0.24)
Basic and diluted loss per common share(1)	$(0.36)	$(0.24)
Basic and diluted weighted average common shares outstanding	393.9	390.0

(1)	As restated see Note 20.

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

The allocation of goodwill to reporting units is preliminary and was finalized by the end of 2002; therefore, the final allocation differed from the preliminary allocation below (see Note 21). Changes in the carrying amount of goodwill by reporting unit during the first three months of 2002 are summarized in the following table (in millions, and unaudited):

	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Preliminary purchase price allocation	252.6	—	252.6	—	—	—
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at March 31, 2002	$252.6	$—	252.6	$—	$—	$—

	Pajingo	Other Australia	Total Australia	Zarafshan- Newmont	Other International Operations	Total Gold
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Preliminary purchase price allocation	75.2	601.1	676.3	—	288.7	1,217.6
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at March 31, 2002	$75.2	$601.1	$676.3	$—	$288.7	$1,217.6

	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2002	$—	$—	$—	$—	$—
Preliminary purchase price allocation	159.0	—	1,130.3	—	2,506.9
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at March 31, 2002	$159.0	$—	$1,130.3	$—	$2,506.9

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

(4)    Inventories

	At March 31, 2002	At December 31, 2001
	(in thousands)
	As Restated
Current:
Stockpiles	$124,992	$168,501
Ore on leach pad	187,830	147,656
In-process	90,075	32,297
Precious metals	61,574	10,179
Materials and supplies	115,127	92,556
Other	—	925

	$579,598	$452,114

Non-current:
Stockpiles	$54,051	$18,464
Ore on leach pad	58,059	99,228

	$112,110	$117,692

(5)    Property, Plant and Mine Development

	At March 31, 2002			At December 31, 2001
	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(in thousands)
Land	$96,505	$—	$96,505	$86,388	$—	$86,388
Buildings and equipment	3,886,881	(2,115,173)	1,771,708	3,491,231	(2,068,149)	1,423,082
Mine development	875,631	(560,308)	315,323	842,409	(519,484)	322,925
Construction-in-progress	134,276	—	134,276	97,854	—	97,854

Total	$4,993,293	$(2,675,481)	$2,317,812	$4,517,882	$(2,587,633)	$1,930,249

	At March 31, 2002			At December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands, as restated)
Mineral Interests:
Producing property
Proven and probable reserves	$971,361	$(217,828)	$753,533	$365,566	$(205,716)	$159,850
Undeveloped mineral interests	413,121	(522)	412,599	17,148	—	17,148
Royalties	299,216	(1,677)	297,539	—	—	—

	1,683,698	(220,027)	1,463,671	382,714	(205,716)	176,998

Non-producing property
Proven and probable reserves	130,214	—	130,214	—	—	—
Undeveloped mineral interests	244,904	(688)	244,216	—	—	—
Royalties	12,367	(45)	12,322	—	—	—

	387,485	(733)	386,752	—	—	—

Total mineral interests	2,071,183	(220,760)	1,850,423	382,714	(205,716)	176,998
Oil and gas:
Producing property
Royalties	43,819	(292)	43,527	—	—	—
Working interest	23,972	(98)	23,874	—	—	—

	67,791	(390)	67,401	—	—	—

Non-producing property
Royalties	12,981	—	12,981	—	—	—
Working interest	4,660	—	4,660	—	—	—

	17,641	—	17,641	—	—	—

Total oil and gas	85,432	(390)	85,042	—	—	—

Other	12,700	—	12,700	—	—	—

Total	$2,169,315	$(221,150)	$1,948,165	$382,714	$(205,716)	$176,998

The Company’s mineral interests and oil and gas interests intangible assets are subject to amortization. The aggregate amortization expense for the three months ended March 31, 2002 was $15.4 million.

(7)    Deferred Stripping Costs

Movements in the deferred stripping costs balance were as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Opening balance	$91,631	$129,041
Additions	1,449	8,581
Amortization	(7,498)	(9,612)

Closing balance	$85,582	$128,010

See Notes 1 and 19 for additional information concerning deferred stripping.

(8)    Investments

	At March 31, 2002	At December 31, 2001
	(in thousands)
	(unaudited)
Investments in affiliates:
Batu Hijau(1)	$569,427	$543,324
TVX Newmont Americas	167,600	—
Australian Magnesium Corporation	34,700	—
Australian Gold Refinery	10,300	—

	782,027	543,324

Other:
Echo Bay Mines	108,000	—
Infrastructure Bond	103,199	—

	211,199	—

	$993,226	$543,324

(1)	As restated. See Note 20.

Investments in Affiliated Companies

Batu Hijau

Newmont has an indirect 45% interest in P.T. Newmont Nusa Tenggara (“PTNNT”), the owner of the Batu Hijau copper/gold mine in Indonesia, through the Nusa Tenggara Partnership (“NTP”). The equity investment in Batu Hijau was $569.4 million and $543.3 million at March 31, 2002 and December 31, 2001, respectively, based on accounting principles generally accepted in the U.S. Differences between 56.25% of NTP’s net assets and Newmont’s investment include (i) $202.6 million for the fair market value adjustment recorded by NTP in conjunction with Newmont’s initial contribution, (ii) $25.5 million for intercompany charges, (iii) $113.0 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest and (iv) $139.8 million for contributions recorded by Newmont that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. (See Note 16 for a description of Newmont’s equity loss in Batu Hijau, where the net loss reflects the elimination of interest between PTNNT and NTP.) NTP’s long-term debt was guaranteed by Newmont and our partner until project completion tests were met in October 2000, at which time such debt became non-recourse to Newmont. Repayment of this debt is in semi-annual installments of $43.5 million through November 2010, and $22.1 million from May 2011 through November 2013.

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

In fourth quarter of 2002, NTP determined that PTNNT had incorrectly included material other than proven and probable revenues in its depreciation and deferred stripping calculations. NTP also determined that PTNNT had incorrectly included third party smelting and refining charges as a component of production costs when such charges are more properly reflected as a reduction of revenue based on the terms of NTP’s sales contracts. Furthermore, NTP determined that PTNNT had incorrectly excluded DD&A as a capitalized cost in inventory. As result, NTP restated its financial statements from 1999 through September 2002. (See Note 20.)

The following is NTP summarized financial information based on U.S. generally accepted accounting principles:

	Three months ended March 31,
	2002	2001
	(in thousands)
Revenues, net of smelting and refining costs (2)	$71,905	$72,252
Revenues from by-product sales credited to production costs	$22,133	$24,235
Net loss before cumulative effect of a change in accounting principle(1)	$(4,430)	$(21,999)
Net loss (1)	$(4,430)	$(22,026)

	At March 31, 2002	At December 31, 2001
	(in thousands)
Current assets (1)	$202,297	$162,686
Property, plant and mine development, net (1)	$1,728,211	$1,737,504
Intangible mineral interests	$200,732	$202,830
Other assets (1)	$286,859	$273,737
Debt and related interest to partners and affiliate	$256,123	$254,891
Other current liabilities(1)	$115,820	$124,153
Long-term debt-third parties (including current portion)	$935,771	$935,771
Other liabilities (1)	$82,820	$163,993

(1)	As restated. See Note 20.
(2)	As restated to reflect smelting and refining costs as a reduction of revenue.

The Batu Hijau (PTNNT) operation produces a metal concentrate, which contains payable copper and gold and minor values of payable silver. PTNNT has entered into long-term contracts for the sale of these metal concentrates with highly reputable refiners in Japan, Korea, Australia, China (“Non-European Refiners”) and Europe (“European Refiners”). In accordance with the contracts, title to the concentrates and the risk of loss are passed to the buyer when the concentrates are moved over the vessel’s rail at the Port (loading Port for Non-European Refiners and unloading Port for European Refiners). The contract terms provide that 90% of a provisional sales price, which is calculated in accordance with terms specified in the individual contracts based on an initial assay and weight certificate, is collected within three business days after the concentrates arrive at the smelter (“final delivery”). Factors entering into the calculation of the provisional sales price are (1) metals prices, pursuant to the terms of related contracts, calculated using quoted London Metals Exchange (“LME”) prices for the second calendar week prior to shipment and (2) treatment and refining charges. The balance of the sales price is received at final settlement and is based on final assays and weights, and final metal prices during the respective metal quotational periods. The quotational period for copper is the average LME price in the third month following the month of final delivery. The quotational period for gold and silver is the average LME price in the month of shipment. Final delivery to Non-European Refiners and European Refiners takes approximately 14 days and 30 days, respectively. The majority of the Batu Hijau concentrates are shipped to Non-European Refiners. Accordingly, the time between initial recording of revenue and final settlement averages approximately three and one-half months but could be as long as four months.

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

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the month-end spot price and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificate. PTNNT previously marked to market its provisional sales based on the month end spot prices. Effective January 1, 2002, PTNNT changed its methodology to mark to market its provisional sales based on the forward price for the estimated month of settlement. This change in methodology did not have a material effect on net income for the three months ended March 31, 2002. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice. For the three months ended March 31, 2002 and 2001, PTNNT had recorded revenues of $95 million and $105 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 2.2% and 2.7% for the three months ended March 31, 2002 and 2001, respectively. The average price adjustment for gold was 0.6% and 0.3% for the three months ended March 31, 2002 and 2001, respectively.

PTNNT’s sales based on a provisional sales price contain an embedded derivative which is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period prior to final settlement. At March 31, 2002, PTNNT had consolidated embedded copper derivatives on 130.9 million pounds recorded at an average price of $0.73 per pound. These derivatives are expected to be finally priced during the third quarter of 2002. A one-cent movement in the average price used for these derivatives will have an approximate $0.8 million impact on PTNNT’s 2002 net income.

Revenue from the sale of by-products, consisting of gold and silver, is credited to production costs applicable to sales in the determination of net income for each period presented. These by-product commodities, gold and silver, represented 31% and 34% of sales net of smelting and refining charges and reduced production costs by 39% and 34% for the three-month periods ended March 31, 2002 and 2001, respectively. Gold and silver revenues are significant to the economics of the Batu Hijau operations. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

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

Consistent with the contracts described above, PTNNT entered into a series of copper hedging transactions in March 2002. At March 31, 2002, 23,400 metric tonnes of copper were hedged. These contracts will be settled during the second quarter of 2002. These contracts allow PTNNT to realize an average of $16.19 per metric tonne (approximately $0.73 per pound).

In 2001, PTNNT purchased A$15 million at an average price of US$0.4971. These contracts covered 1.5 million Australian dollars each month and were designated as cash flow hedges with the net effect of marking to market the contracts recorded in Accumulated other compensation income. The outstanding Australian dollar contracts at March 31, 2002 in the amount of US$5.2 million (A$7.5 million) were settled in October 2002.

In 2001, PTNNT entered into two diesel hedging contracts for 360,000 barrels each at a fixed price of US$27.39 per barrel and US$27.98 per barrel, respectively. Each of these contracts covers purchases of 15,000 barrels monthly and will expire in August and September of 2003, respectively. These contracts have been designated as cash flow hedges. Each contract is settled monthly. At March 31, 2002, 525,000 barrels are outstanding for these contracts.

TVX Newmont Americas

At March 31, 2002, Newmont had a 49.9% interest in TVX Newmont Americas with an equity investment of $167.6 million. The principal assets of TVX Newmont Americas are interests in the following operating gold mines in South America and Canada:

Mine	Interest of TVX Newmont Americas	Location
Paracatu	49%	Brazil
Crixas	50%	Brazil
La Coipa	50%	Chile
Musselwhite	31.9%	Canada
New Britannia	50%	Canada

On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas (see Note 21).

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

On January 3, 2003, Newmont contributed A$100 million to AMC, increasing its ownership percentage. Newmont’s ownership percentage was then subsequently decreased (See Note 21).

Echo Bay Mines Ltd.

Newmont obtained a 48.8% interest in Echo Bay through its acquisition of Franco-Nevada in February 2002. Franco-Nevada purchased capital securities debt obligations of Echo Bay with face value of $72.4 million in June 2001. In January 2002, $4.6 million of these capital securities debt obligations were sold. Newmont acquired Franco-Nevada’s remaining holdings of Echo Bay’s capital securities debt obligations in connection with Newmont’s acquisition of Franco-Nevada. Subsequent to this acquisition, an agreement was reached with Echo Bay and the capital securities holders to exchange the capital securities debt obligations for common stock of Echo Bay. This exchange of capital securities debt obligations for common stock occurred on April 3, 2002 and resulted in Newmont Mining Corporation of Canada Limited (a wholly-owned subsidiary of Newmont Mining Corporation) owning 48.8% of Echo Bay which decreased to 45.3% as of September 30, 2002 as a result of equity issuances by Echo Bay. From April 3, 2002, Newmont Mining Corporation of Canada Limited has accounted for its investment in Echo Bay under the equity method.

On January 31, 2003, Newmont exchanged its investment in Echo Bay for an interest in Konross Gold Corporation (see Note 21).

Infrastructure Bond

During 1996, Normandy entered into a series of contemporaneous transactions whereby infrastructure bonds were issued and sold, resulting in the realization of a premium. This premium is amortized over the life of the bonds and the unamortized balance of the premium and the bonds at March 31, 2002 was $103.2 million.

(9)    Long-Term Debt

With the acquisition of Normandy, NMC increased its debt as detailed in the following schedule:

	March 31, 2002	December 31, 2001
	(unaudited)
	(in thousands)
Sale-leaseback of refractory ore treatment plant	$309,718	$318,092
Newmont $600 million revolving credit facility	—	—
8.375% debentures, net of discount	199,146	200,583
8.625% notes, due April 1, 2002	150,000	150,000
8.625% notes, net of discount	271,268	272,386
6% convertible subordinated debentures	99,980	99,980
Newmont Australia A$490 million revolving credit facility	170,570	—
Newmont Australia 7.625% notes, net	153,084	—
Newmont Australia 7.5% notes, net	102,222	—
Newmont Yandal 8.875% notes, net	299,772	—
Medium-term notes	32,000	32,000
Newmont Australia infrastructure bonds	94,728	—
Prepaid forward sales obligation(1)	145,000	145,000
Interest rate swaps	1,899	588
Project financings, capital leases and other	292,408	208,240

	2,321,795	1,426,869
Current maturities	(440,077)	(192,151)

	$1,881,718	$1,234,718

(1)	As restated. See Note 20.

Scheduled minimum long-term debt repayments are $410 million for the remainder of 2002, $100 million in 2003, $178 million in 2004, $496 million in 2005, $95 million in 2006 and $1,043 million thereafter.

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

In July 1999, Newmont entered into a prepaid forward sales contract (“Prepaid Forward”) under which it agreed to sell 483,333 ounces of gold to be delivered in June of each of 2005, 2006 and 2007 in annual installments of 161,111 ounces. The Prepaid Forward also included semi-annual delivery requirements of 17,951 ounces of gold, beginning June 2000 through June 2007 for a total delivery obligation over the life of the contract of 752,598 ounces. The Company received net proceeds from this transaction of $137.2 million ($145.0 million of gross proceeds before transaction costs of $653,000 and the purchase of a $7.1 million surety bond) that was recorded as deferred revenue, included in the long-term liabilities section of the consolidated balance sheet and was to be recognized into income incrementally when the 161,111 ounce annual gold deliveries were made in 2005, 2006 and 2007. At the time the Company entered into the Prepaid Forward, it also entered into a forward gold purchase contract (“Forward Purchase”), with the same counterparty, to hedge the price risk with respect to the semi-annual delivery requirements. The Forward Purchase provides for semi-annual purchases of 17,951 ounces of gold on each semi-annual delivery date under the Prepaid Forward at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007. On each semi-annual delivery date through

March 31, 2002, the ounces purchased under the Forward Purchase were delivered in satisfaction of the Company’s delivery requirements under the Prepaid Forward. As discussed in Note 20, Newmont determined that the accounting treatment for this transaction required correction as the contract did not meet the technical criteria necessary to be accounted for in the manner reflected in the historical financial statements. To properly account for the transaction, the Company’s long-term debt was increased by $145.0 million as the Prepaid Forward and related Forward Purchase are treated under a financing accounting model and accounted for as a single borrowing of $145.0 million in July 1999, with interest accruing, based on an effective interest rate recognized over the full term of the borrowing. See Note 20 for a complete description of the accounting for the transaction and resulting restatement.

(10)    Sales Contracts, Commodity and Derivative Instruments

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

Recently Acquired Derivative Instruments

At March 31, 2002, Newmont had the following commodity contracts and financial instruments outstanding that were acquired in the Normandy transaction (expressed in thousands of ounces of gold):

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
	2002	2003	2004	2005	2006	Thereafter		US$ (000)
	(A$ denominated)							As Restated
Gold Forward Sales Contracts:
Fixed Forwards:
Ounces/Fair Value	950.0	904.4	254.6	—	—	—	2,109.0	$(54,564.6)
Average price	$303.3	$305.2	$324.5	—	—	—	$306.7
Floating Rate Forwards:
Ounces/Fair Value	90.8	391.4	429.0	378.9	475.6	597.5	2,363.2	$(108,373.3)
Average price	$298.3	$315.2	$324.5	$328.9	$334.6	$376.1	$337.7
Synthetic Forwards:
Ounces/Fair Value	—	39.0	80.0	80.0	80.0	160.0	439.0	$(25,242.8)
Average price	—	$295.5	$287.7	$287.7	$287.7	$287.7	$288.4
Total Ounces/Fair Value	1,040.8	1,334.8	763.6	458.9	555.6	757.5	4,911.2	$(188,180.7)

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
								As Restated
Put Option Contracts:
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
								As Restated
Convertible Put Options and Other Instruments:
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

Fuel Hedges

From time to time, Newmont has used certain derivative instruments to hedge a portion of its exposure to fuel price market fluctuations. At March 31, 2002, Newmont had contracts expiring in September 2002 covering approximately 5.2 million gallons of diesel fuel at its Nevada operations at prices ranging from approximately $0.61 to $0.69 per gallon. These transactions have been designated as cash flow hedges and had a negative fair value of $0.1 and $1.3 million at March 31, 2002 and December 31, 2001, respectively.

(11)    Dividends, Interest, Foreign Currency Exchange and Other Income

	Three Months Ended March 31,
	2002	2001
	(in thousands)
	As Restated
Interest income	$2,796	$617
Foreign currency exchange loss	(7,626)	(1,017)
Loss on sale of short-term investments	(368)	—
Gain on sale of exploration properties	1,736	3,567
Insurance settlements	3,500	—
Other	377	184

Total	$415	$3,351

(12)    Merger and Restructuring Expenses

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

(13)    Accounting Changes

Change In Accounting Policy—Property, Plant and Mine Development, Net

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to DD&A of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, Newmont further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change through December 31, 2001 increased net income during the three months ended March 31, 2002 by $7.7 million, net of tax of $4.1 million, and increased earnings per basic and diluted common share by $0.03 per share.

The table below presents the impact of the accounting change on Net income before cumulative effect of the accounting change for the three-month period ended March 31, 2002 and the pro forma effect for the three-month period ended March 21, 2001 as if the change had been in effect for that period (in thousands, except per share data):

	Three months ended
Increase/(Decrease) to net income	March 31, 2002 (Actuals)	March 31, 2001 (Pro forma)
Depreciation, depletion, and amortization	$1,583	$644
Income tax expense	(554)	(225)

Net income before cumulative effect of a change in accounting principle	$1,029	$419

Net income before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00

The table below presents pro forma net income and earnings per share before cumulative effect of a change in accounting principle for the three-month period ended March 31, 2001 as if the Company had adopted the new accounting method for Property, plant and mine development, net as of January 1, 2001:

	Three months ended March 31, 2001
	Net loss applicable to common shares before cumulative effect of a change in accounting principle	Loss per share before cumulative effect of a change in accounting principle
As reported	$(51,990)	$(0.27)
Change in accounting method for Property, plant and mine development, net	419	0.00

Pro forma (1)	$(51,571)	$(0.27)

(1) – Earnings per share may not foot due to rounding

Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. Upon adoption as required on January 1, 2002, the Company reclassified $177.0 million of mineral interest intangible assets, as defined by SFAS 142, from Property, plant and mine development, net to Mineral interests and other intangible assets, net. The Company now amortizes the carrying values of intangible assets taking into account residual values, over their useful lives. As discussed in Note 2, the 2002 acquisitions of Normandy and Franco-Nevada were accounted for as purchases under SFAS 141 and a significant portion of the $4.4 billion purchase price represents goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as required by SFAS 142.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted as required on January 1, 2003, when Newmont will record the estimated fair value of reclamation liabilities (“asset retirement obligation” or “ARO”) and increase the carrying amount of the related assets (asset retirement cost or “ARC”) to be retired in the future. The ARC will be depreciated over the life of the related assets and will be adjusted for changes resulting from revisions to either the timing or amount of the original ARO fair value estimate. Newmont expects to record approximately $60 to $75 million in the ARC, net, increases of approximately $110 million to $135 million to the ARO, increases of approximately $1 million to $3 million to accrued liabilities for worker participation bonuses in Peru, increases to deferred tax assets of approximately $10 million to $14 million, a reduction to Newmont’s investment in Batu Hijau of approximately $3 million to $9 million, and a reduction in minority interest in subsidiaries of approximately $14 million to $18 million, at January 1, 2003, with a cumulative effect of adoption of approximately $30 million to $40 million to be recorded in results of operations in the first quarter of 2003.

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

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements 5, 57, 107 and Rescission of FASB Interpretation No. 34.” FIN 45 requires recognition and measurement of guarantees entered into or modified beginning on January 1, 2003 and requires expanded disclosure of guarantees as of December 31, 2002. The Company has conformed its disclosures with respect to guarantees outstanding at December 31, 2002 to the requirements of FIN 45 in its 2002 Annual Report in Form 10-K.

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

(14)    Stockholders’ Equity

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

(15)    Statement of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net loss(1)	$(6,798)	$(50,121)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable equity securities	10,978	(4,289)
Foreign currency translation adjustments	836	(646)
Changes in fair value of cash flow hedge instruments (1)	16,064	3,999

Total other comprehensive income (loss)(1)	27,878	(936)

Other comprehensive income (loss)(1)	$21,080	$(51,057)

(1)	As restated. See Note 20.

(16)    Segment Information

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

Financial information relating to Newmont’s segments is as follows:

Three Months Ended March 31, 2002

(In millions and unaudited)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net(1)	$176.3	$35.6	$211.9	$140.2	$19.9	$160.1	$16.8	$56.2	$73.0
Royalties	$—	$—	$—	$—	$—	$—	$—	$0.5	$0.5
Interest income	$—	$—	$—	$0.1	$—	$0.1	$0.2	$1.4	$1.6
Interest expense(1)	$0.1	$—	$0.1	$2.9	$0.1	$3.0	$0.2	$5.9	$6.1
Exploration and research expense	$2.4	$—	$2.4	$1.8	$0.4	$2.2	$0.2	$0.6	$0.8
Depreciation, depletion and amortization(1)	$26.8	$8.6	$35.4	$35.0	$3.1	$38.1	$3.5	$12.0	$15.5
Pre-tax income (loss) before minority interest and equity income(1)	$(8.9)	$2.4	$(6.5)	$27.7	$4.9	$32.6	$7.8	$(11.3)	$(3.5)
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$6.3	$(0.3)	$6.0	$—	$—	$—	$—	$—	$—
Asset write-down(1)	$7.9	$—	$7.9	$—	$—	$—	$—	$0.2	$0.2
Cumulative effect	$0.9	$7.2	$8.1	$—	$—	$—	$(0.4)	$—	$(0.4)
Capital expenditures	$8.7	$3.2	$11.9	$26.4	$0.2	$26.6	$2.1	$5.3	$7.4
Total assets(1)	$1,811.5	$180.0	$1,991.5	$1,054.6	$45.6	$1,100.2	$264.0	$2,211.4	$2,475.4

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net(1)	$15.2	$22.0	$482.2	$9.4	$—	$—	$—	$491.6
Royalties	$—	$—	$0.5	$—	$—	$3.4	$(0.1)	$3.8
Interest income	$—	$—	$1.7	$—	$—	$0.8	$0.3	$2.8
Interest expense(1)	$0.1	$—	$9.3	$—	$—	$—	$21.8	$31.1
Exploration and research expense	$—	$—	$5.4	$0.1	$3.4	$—	$2.7	$11.6
Depreciation, depletion and amortization(1)	$2.3	$5.4	$96.7	$0.3	$1.5	$2.2	$1.5	$102.2
Pre-tax income (loss) before minority interest and equity income (1)	$5.4	$2.3	$30.0	$(1.6)	$(4.9)	$0.9	$(28.9)	$(4.2)
Equity income (loss) of affiliates(1)	$—	$—	$—	$—	$—	$(0.5)	$1.9	$1.4
Amortization of deferred stripping, net	$—	$—	$6.0	$—	$—	$—	$—	$6.0
Asset wite-down(1)	$—	$—	$8.1	$0.2	$—	$—	$—	$8.3
Cumulative effect	$—	$—	$7.7	$—	$—	$—	$—	$7.7
Capital expenditures	$1.9	$0.8	$48.6	$1.6	$0.2	$—	$1.4	$51.8
Total assets(1)	$108.0	$541.2	$6,216.3	$534.3	$230.8	$2,080.2	$1,056.2	$10,117.8

Three Months Ended March 31, 2001

(In millions and unaudited)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net(1)	$193.0	$38.5	$231.5	$123.4	$18.1	$141.5	$7.4	$—	$7.4
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.2	$—	$0.2	$—	$—	$—
Interest expense(1)	$0.1	$—	$0.1	$1.1	$0.2	$1.3	$—	$—	$—
Exploration and research expense	$2.5	$0.3	$2.8	$4.0	$0.1	$4.1	$0.3	$—	$0.3
Depreciation, depletion and amortization(1)	$35.4	$10.0	$45.4	$27.3	$5.2	$32.5	$1.1	$—	$1.1
Pre-tax income (loss) before minority interest and equity income(1)	$(3.7)	$(2.7)	$(6.4)	$38.0	$(2.3)	$35.7	$3.1	$—	$3.1
Equity income (loss) of affiliates(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$(2.9)	$—	$(2.9)	$—	$—	$—	$—	$—	$—
Asset write-down(1)	$5.6	$—	$5.6	$—	$0.1	$0.1	$—	$—	$—
Capital expenditures	$15.9	$2.9	$18.8	$64.5	$2.8	$67.3	$0.9	$—	$0.9
Total assets(1)	$1,498.3	$186.5	$1,684.8	$874.3	$52.1	$926.4	$33.4	$—	$33.4

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net(1)	$13.2	$30.5	$424.1	$—	$—	$—	$—	$424.1
Royalties	$—	$—	$—	$—	$—	$—	$0.1	$0.1
Interest income	$—	$—	$0.2	$—	$—	$—	$0.4	$0.6
Interest expense(1)	$0.3	$—	$1.7	$—	$—	$—	$21.5	$23.2
Exploration and research expense	$—	$—	$7.2	$—	$2.6	$—	$5.5	$15.3
Depreciation, depletion and amortization(1)	$3.1	$6.2	$88.3	$—	$—	$—	$1.6	$89.9
Pre-tax income (loss) before minority interest and equity income(1)	$3.1	$11.0	$46.5	$—	$(4.0)	$—	$(80.9)	$(38.4)
Equity income (loss) of affiliates(1)	$—	$—	$—	$—	$—	$—	$(4.5)	$(4.5)
Amortization of deferred stripping, net	$—	$3.9	$1.0	$—	$—	$—	$—	$1.0
Asset write-down(1)	$ —	$0.2	$5.9	$—	$—	$—	$—	$5.9
Capital expenditures	$0.9	$—	$87.9	$—	$—	$—	$3.3	$91.2
Total assets(1)	$98.4	$87.7	$2,830.7	$—	$7.9	$—	$1,076.9	$3,915.5

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

Newmont operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Batu Hijau financial information, based on U.S. generally accepted accounting principles, was as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions)
Revenue, net of smelting and refining costs (2)	$71.9	$72.2
Interest expense	$18.0	$33.6
Depreciation, depletion and amortization (1)	$26.2	$20.0
Net loss before cumulative effect of a change in accounting principle (1)	$(6.4)	(28.6)
Net loss (1)	$(6.4)	$(28.6)
Capital expenditures	$40.9	$31.9
Total assets (1)	$2,288.1	$2,216.5

(1)	As restated. See Note 20.
(2)	As restated to reflect smelting and refining costs as a reduction of revenue.

Newmont’s first quarter equity income for Batu Hijau was $1.4 million for 2002 versus an equity loss of $4.5 million for the 2001 period. For 2002, Newmont’s share of Batu Hijau’s equity income was based on 56.25% of Batu Hijau’s net loss, adjusted for the elimination of $1.1 million of inter-company interest, $2.7 million of inter-company management fees, and amortization adjustments of $1.2 million. For the comparable 2001 period, Newmont’s equity loss was based on 56.25% of Batu Hijau’s net loss, adjusted for the elimination of $7.7 million of inter-company interest, $2.6 million of inter-company management fees, and amortization adjustments of $1.2 million.

(17)    Commitments and contingencies

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

(18)    Condensed Consolidating Financial Statements

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

	Three Months Ended March 31, 2002
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Sales and other income
Sales—gold(1)	$—	$403.9	$78.3	$—	$482.2
Sales—base metals, net	—	—	9.4	—	9.4
Royalties	—	0.6	3.4	(0.2)	3.8
Dividends, interest and other income (loss)—intercompany	—	0.5	2.1	(2.6)	—
Dividends, interest, foreign currency exchange and other income (loss)	—	5.1	(4.7)	—	0.4

	—	410.1	88.5	(2.8)	495.8

Costs and Expenses
Costs applicable to sales(1)	—	268.2	62.9	(0.1)	331.0
Depreciation, depletion and amortization(1)	—	81.1	21.1	—	102.2
Exploration and research	—	8.9	2.6	—	11.5
General and administrative	—	16.8	4.5	—	21.3
Interest expense—intercompany	—	—	2.9	(2.9)	—
Interest, net of capitalized interest(1)	—	25.2	5.9	—	31.1
Write-down of assets and other(1)	—	10.9	(1.7)	—	9.2

	—	411.1	98.2	(3.0)	506.3

Operating income (loss)	—	(1.0)	(9.7)	0.2	(10.5)
Gain on derivative instruments	—	—	6.3	—	6.3

Pre-tax income (loss) before minority interest, equity income, and cumulative effect of a change in accounting principle	—	(1.0)	(3.4)	0.2	(4.2)
Income tax (expense) benefit(1)	—	1.7	(2.9)	—	(1.2)
Minority interest in income (loss) of subsidiaries(1)	—	(10.7)	1.7	(1.5)	(10.5)
Equity income (loss) of affiliate(1)	(6.8)	1.5	(1.5)	8.2	1.4

Net loss before cumulative effect of a change in accounting principle	(6.8)	(8.5)	(6.1)	6.9	(14.5)
Cumulative effect of a change in accounting principle, net of tax	—	7.7	—	—	7.7

Net income (loss)	(6.8)	(0.8)	(6.1)	6.9	(6.8)

Preferred stock dividends	(1.9)	—	—	—	(1.9)

Net income (loss) applicable to common shares	$(8.7)	$(0.8)	$(6.1)	$6.9	$(8.7)

	Three Months Ended March 31, 2001
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Sales and other income
Sales—gold(1)	$—	$424.1	$—	$—	$424.1
Royalties	—	0.1	—	—	0.1
Dividends, interest, foreign currency exchange and other income	—	3.3	—	—	3.3

	—	427.5	—	—	427.5

Costs and Expenses
Costs applicable to sales(1)	—	267.3	—	—	267.3
Depreciation, depletion and amortization(1)	—	89.9	—	—	89.9
Exploration and research	—	15.3	—	—	15.3
General and administrative	—	15.9	—	—	15.9
Interest, net of capitalized interest(1)	—	23.2	—	—	23.2
Merger and restructuring	—	60.5	—	—	60.5
Write-down of assets and other(1)	—	9.4	—	—	9.4

	—	481.5	—	—	481.5

Operating loss(1)	—	(54.0)	—	—	(54.0)
Gain on derivative instruments	—	15.6	—	—	15.6

Pre-tax loss before minority interest and equity loss	—	(38.4)	—	—	(38.4)
Income tax benefit(1)	—	5.3	—	—	5.3
Minority interest in income of affiliates	—	(12.5)	—	—	(12.5)
Equity loss of affiliate(1)	—	(4.5)	—	—	(4.5)

Net loss	—	(50.1)	—	—	(50.1)

Preferred stock dividends	—	(1.9)	—	—	(1.9)

Net loss applicable to common shares	$—	$(52.0)	$—	$—	$(52.0)

	At March 31, 2002
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Assets
Cash and cash equivalents	$—	$293.7	$217.9	$—	$511.6
Short-term investments	—	7.2	10.7	—	17.9
Accounts receivable	(132.0)	73.2	110.0	0.3	51.5
Inventories(1)	—	443.0	136.9	(0.3)	579.6
Marketable securities of Lihir	—	84.0	—	—	84.0
Current portion of deferred stripping costs	—	72.9	—	—	72.9
Prepaid taxes	—	13.3	—	—	13.3
Derivative instruments	—	—	20.9	—	20.9
Current portion of deferred income tax assets(1)	—	8.8	20.1	—	28.9
Other current assets	—	54.4	(173.4)	254.5	135.5

Current assets	(132.0)	1,050.5	343.1	254.5	1,516.1

Property, plant and mine development, net(1)	—	1,694.5	623.3	—	2,317.8
Mineral interests and other intangible assets, net(1)	—	388.0	1,560.2	—	1,948.2
Investments(1)	—	569.5	752.3	(328.6)	993.2
Deferred stripping costs(1)	—	12.7	—	—	12.7
Investment in subsidiaries	4,455.1	—	—	(4,455.1)	—
Long-term inventories	—	111.8	0.3	—	112.1
Derivative instruments	—	0.3	48.7	—	49.0
Goodwill	—	—	2,506.9	—	2,506.9
Deferred income tax assets	—	399.0	87.5	—	486.5
Other long-term assets(1)	—	97.3	538.3	(460.3)	175.3

Total assets	$4,323.1	$4,323.6	$6,460.6	$(4,989.5)	$10,117.8

Liabilities
Current portion of long-term debt	$—	$205.9	$234.2	$—	$440.1
Accounts payable	—	69.4	16.2	(0.3)	85.3
Current portion of deferred income tax liabilities(1)	—	30.7	18.8	—	49.5
Derivative instruments	—	—	124.3	—	124.3
Other accrued liabilities(1)	(339.5)	415.3	(1.0)	254.7	329.5

Current liabilities	(339.5)	721.3	392.5	254.4	1,028.7

Long-term debt	—	1,196.0	685.7	—	1,881.7
Reclamation and remediation liabilities	—	178.8	80.3	—	259.1
Deferred revenue from sale of future production(1)	—	53.8	—	—	53.8
Derivative instruments	—	2.1	375.8	—	377.9
Deferred income tax liabilities(1)	—	143.7	436.8	—	580.5
Employee related benefits(1)	—	149.9	1.2	—	151.1
Other long-term liabilities	460.2	88.7	126.3	(460.2)	215.0

Total liabilities	120.7	2,534.3	2,098.6	(205.8)	4,547.8

Minority interest in subsidiaries(1)	—	272.6	365.6	(328.6)	309.6

Stockholders’ equity
Convertible preferred stock	11.5	11.5	—	(11.5)	11.5
Common stock	537.1	314.3	—	(314.3)	537.1
Additional paid-in capital	3,918.6	1,462.3	3,989.7	(4,394.0)	4,976.6
Accumulated other comprehensive income (loss)(1)	18.4	3.8	14.6	(18.4)	18.4
Retained earnings (deficit)(1)	(283.2)	(275.2)	(7.9)	283.1	(283.2)

Total stockholders’ equity	4,202.4	1,516.7	3,996.4	(4,455.1)	5,260.4

Total liabilities and stockholders’ equity	$4,323.1	$4,323.6	$6,460.6	$(4,989.5)	$10,117.8

	At December 31, 2001
Consolidating Balance Sheets	Newmont Mining Corporation	(1) Newmont USA	Other Subsidiaries	Eliminations	(1) Newmont Mining Corporation Consolidated
	(in millions)
Assets
Cash and cash equivalents	$—	$149.4	$—	$—	$149.4
Short-term investments	—	8.2	—	—	8.2
Accounts receivable	—	19.1	—	—	19.1
Inventories	—	452.1	—	—	452.1
Marketable securities of Lihir	—	66.9	—	—	66.9
Current portion of deferred stripping costs	—	71.5	—	—	71.5
Prepaid taxes	—	29.2	—	—	29.2
Current portion of deferred income tax assets	—	7.8	—	—	7.8
Other current assets	—	42.8	—	—	42.8

Current assets	—	847.0	—	—	847.0

Property, plant and mine development, net	—	1,930.2	—	—	1,930.2
Mineral interests and other intangible assets, net	—	177.0	—	—	177.0
Investments	—	543.3	—	—	543.3
Deferred stripping costs	—	20.1	—	—	20.1
Long-term inventories	—	117.7	—	—	117.7
Deferred income tax assets	—	403.5	—	—	403.5
Other long-term assets	—	102.9	—	—	102.9

Total assets	$—	$4,141.7	$—	$—	$4,141.7

Liabilities
Current portion of long-term debt	$—	$192.2	$—	$—	$192.2
Accounts payable	—	80.9	—	—	80.9
Current portion of deferred income tax liabilities	—	32.9	—	—	32.9
Derivative instruments	—	—	—	—	—
Other accrued liabilities	—	214.0	—	—	214.0

Current liabilities	—	520.0	—	—	520.0

Long-term debt	—	1,234.7	—	—	1,234.7
Reclamation and remediation liabilities	—	176.9	—	—	176.9
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Deferred income tax liabilities	—	140.8	—	—	140.8
Employee related benefits	—	159.6	—	—	159.6
Other long-term liabilities	—	93.3	—	—	93.3

Total liabilities	—	2,379.1	—	—	2,379.1

Minority interest in subsidiaries	—	262.8	—	—	262.8

Stockholders’ equity
Convertible preferred stock	—	11.5	—	—	11.5
Common stock	—	313.9	—	—	313.9
Additional paid-in capital	—	1,458.4	—	—	1,458.4
Accumulated other comprehensive loss	—	(9.5)	—	—	(9.5)
Retained deficit	—	(274.5)	—	—	(274.5)

Total stockholders’ equity	—	1,499.8	—	—	1,499.8

Total liabilities and stockholders’ equity	$—	$4,141.7	$—	$—	$4,141.7

	Three Months Ended March 31, 2002
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Operating activities:
Net income (loss)(1)	$(11.3)	$(0.8)	$(6.1)	$11.4	$(6.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities(1)	—	90.2	16.3	—	106.5
Change in working capital(1)	—	(39.6)	12.0	(0.9)	(28.5)

Net cash (used in) provided by operating activities	(11.3)	49.8	22.2	10.5	71.2

Investing activities:
Additions to property, plant and mine development	—	(40.9)	(10.9)	—	(51.8)
Proceeds from sale of short-term investments	—	—	406.7	—	406.7
Net cash effect of acquisitions	—	—	(18.3)	—	(18.3)
Investments in affiliates and other	11.3	(24.7)	0.3	(11.4)	(24.5)

Net cash provided by (used in) investing activities	11.3	(65.6)	377.8	(11.4)	312.1

Financing activities:
Net borrowings (repayments)	—	(23.7)	(1.1)	—	(24.8)
Dividends paid on common and preferred stock	(13.8)	—	—	—	(13.8)
Proceeds from stock issuance and other	13.8	183.3	(181.3)	—	15.8

Net cash provided by (used in) financing activities	—	159.6	(182.4)	—	(22.8)

Effect of exchange rate changes on cash	—	0.3	1.4	—	1.7

Net change in cash and cash equivalents	—	144.1	219.0	(0.9)	362.2
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$293.5	$219.0	$(0.9)	$511.6

	Three Months Ended March 31, 2001
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions, as restated)
Operating activities:
Net loss	$—	$(50.1)	$—	$—	$(50.1)
Adjustments to reconcile net loss to net cash provided by operating activities	—	87.3	—	—	87.3
Change in working capital	—	(27.2)	—	—	(27.2)

Net cash provided by operating activities	—	10.0	—	—	10.0

Investing activities:
Additions to property, plant and mine development	—	(91.2)	—	—	(91.2)
Investments in affiliates and other	—	8.9	—	—	8.9

Net cash used in investing activities	—	(82.3)	—	—	(82.3)

Financing activities:
Net borrowings (repayments)	—	3.4	—	—	3.4
Dividends paid on common and preferred stock	—	(7.7)	—	—	(7.7)
Proceeds from stock issuance and other	—	39.7	—	—	39.7

Net cash provided by financing activities	—	35.4	—	—	35.4

Effect of exchange rate changes on cash	—	6.5	—	—	6.5

Net change in cash and cash equivalents	—	(30.4)	—	—	(30.4)
Cash and cash equivalents at beginning of period	—	77.6	—	—	77.6

Cash and cash equivalents at end of period	$—	$47.2	$—	$—	$47.2

(19)    Supplementary Data

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred stock dividends for the three months ended March 31, 2002 was 0.9 and 0.8, respectively. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Newmont guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

Deferred Stripping

See Note 1 for description of the Company’s accounting policy relating to deferred stripping.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Three Months Ended March 31,
	Nevada(5)		Mesquite
	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	130.8	150.1	n/a	258.9
– Average ore grade (ounces of gold per ton)	0.072	0.067	n/a	0.023

Actuals for Year
– Stripping ratio (2)	83.3	145.6	n/a	202.3
– Average ore grade (ounces of gold per ton)	0.063	0.060	n/a	0.028

Remaining Mine Life (years)	9	10	n/a	n/a

	Minahasa		La Herradura(6)
	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	n/a	14.5	141.3	177.0
– Average ore grade (ounces of gold per ton)	n/a	0.172	0.031	0.026

Actuals for Year
– Stripping ratio (2)	n/a	15.0	165.9	226.5
– Average ore grade (ounces of gold per ton)	n/a	0.163	0.026	0.023

Remaining Mine Life (years)	n/a	n/a	6	7

	Three Months Ended March 31,
	Yandal		Tanami		KCGM
	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (3)	5.2	n/a	6.8	n/a	5.3	n/a

Actuals for Year
– Stripping ratio (4)	7.7	n/a	7.9	n/a	4.3	n/a

Remaining Mine Life (years)	n/a	n/a	6	n/a	18	n/a

	Martha		Ovacik
	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (3)	1.6	n/a	9.8	n/a

Actuals for Year
– Stripping ratio (4)	1.1	n/a	9.5	n/a

Remaining Mine Life (years)	5	n/a	3	n/a

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	Total waste tons to be mined in future divided by ore tons to be mined in future.
(4)	Total waste tons mined divided by ore tons mined.
(5)	The life-of-mine stripping ratio decreased during 2002 from 2001 due to the completion of mining activities in certain open pits in the Carlin Trend which had higher stripping ratios. The actual stripping ratio decreased in 2002 from 2001 as mining activities in the Twin Creeks pit entered into higher grade ore zones.
(6)	The life-of-mine stripping ratio decreased approximately 20% in 2002 from 2001 as a result of a 20% increase in ore grade and minimal change in total tons to be mined. The actual stripping ratio decreased in 2002 due to an increase in average ore grade.

(20)    Restatement of Financial Statements

Adjustments for the Period Ended March 31, 2002

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

Prepaid Forward Sales Contract

The Company determined that it needed to correct the accounting treatment for a prepaid forward gold sales contract (the “Prepaid Forward”) and a forward gold purchase contract (the “Forward Purchase”) entered into in July 1999. The Company concluded that these contracts did not meet the technical criteria to be accounted for in the manner reflected in the Company’s historical financial statements. As result, the Company has restated its financial statements beginning with the third quarter of 1999 through the second quarter of 2002.

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

The Company previously accounted for these transactions by recording the net $137.2 million that it received under the Prepaid Forward as deferred revenue under the long-term liabilities section of its balance sheet to be recognized incrementally as sales revenue when the 161,111 ounce annual gold deliveries were made in 2005, 2006 and 2007. On each semi-annual delivery date through March 31, 2002, the cost of purchasing the Semi-Annual Delivery Requirements under the Forward Purchase was deducted from sales revenue. No revenue, however, was recognized in respect of the Semi-Annual Delivery Requirements that were delivered under the Prepaid Forward. The Forward Purchase was accounted for as a cash flow hedge with mark-to-market changes in its fair value recorded through Other comprehensive income (loss), net of tax.

As a result of this correction, the Company has accounted for the Prepaid Forward and the Forward Purchase as a single borrowing of $145.0 million in July 1999, with interest accrued, based on an effective interest rate recognized over the full term of the borrowing. The cost of the Semi-Annual Delivery Requirements under the Forward Purchase will be treated as interest payments. As the Annual Delivery Requirements are made under the Prepaid Forward, the Company will recognize a corresponding amount of sales revenue. Any additional proceeds received in connection with the Annual Delivery Requirements will be reflected as additional revenue at the time such proceeds are received. The surety bond costs of $7.1 million associated with the Annual Delivery Requirements have been deferred and will be amortized during 2005, 2006 and 2007.

As a result of this correction in accounting, the Company’s net loss has increased by approximately $1.9 million or $0.01 per share for both three-month periods ended March 31, 2002 and 2001, respectively. The Company’s Stockholders’ equity as of March 31, 2002 was decreased by $9.1 million.

In addition, the Company’s long-term debt increased by $145.0 million ($137.2 million plus unamortized transaction and surety bond costs) at March 31, 2002 as a result of this correction.

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

The Company accounts for its 45% indirect interest in the Batu Hijau mine, which commenced production in late 1999, using the equity method. In accordance with the mine’s operating and financing agreements, the Company recognizes 56.25% of the Batu Hijau mine’s net income until it has recouped the bulk of its construction investment. PTNNT had been including a certain amount of material other than proven and probable in its depreciation and deferred stripping calculations. This material is located within the current economic pit design and is included in the Batu Hijau operation’s mining plan. However, due to a lack of drilling density in the areas of the pit where this material is located, this material does not currently meet the criteria to be classified as proven and probable reserves. PTNNT has recalculated depreciation and deferred stripping charges excluding this material.

As a result of the correction in accounting for depreciation, the Company’s net loss has increased by approximately $0.3 million or less than $0.01 per share and $1.2 million or $0.01 per share for the three-month periods ended March 31, 2002 and 2001, respectively. The Company’s Stockholders’ equity as of March 31, 2002 was decreased by $6.1million.

As a result of the correction in accounting for deferred stripping, the Company’s net loss has increased by approximately $0.7 million or less than $0.01 per share and $0.9 million or $0.01 per share for the quarters ended March 31, 2002 and 2001, respectively. The Company’s Stockholders’ equity as of March 31, 2002 was decreased by $5.8 million.

Depreciation and Amortization

Yanacocha

In November 2002, the Company determined that it had incorrectly recorded depreciation on certain mining assets at its Yanacocha operations in Peru. The Company has restated its financial statements beginning with the first quarter of 1999 through the second quarter of 2002. As a result of this correction in accounting, the Company’s net loss has decreased by less than $0.1 million or less than $0.01 per share and increased by $0.7 million or less than $0.01 per share for the three-month periods ended March 31, 2002 and 2001, respectively.

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

As a result of this correction, the Company’s net loss was increased by $1.2 million or less than $0.01 per share for the three-month period ended March 31, 2002.

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

As a result of these corrections, the Company’s net loss was increased by $2.6 million or $0.01 per share and $8.2 million or $0.04 per share for the three months ended March 31, 2002 and 2001, respectively. The adjustments also increased the earnings of prior years and therefore increased Stockholders’ equity of the Company by $30.7 million at March 31, 2002.

Reclassifications

Certain amounts in previously reported consolidated financial statements have been reclassified to conform to the current presentation.

Restated Financial Statements

The following sets forth the effects of the restatements to Newmont’s Statements of Consolidated Operations and Comprehensive Income (Loss) and the Statements of Consolidated Cash Flows for the three-month periods ended March 31, 2002 and 2001 and the Consolidated Balance Sheets at March 31, 2002.

NEWMONT MINING CORPORATION

RESTATEMENT OF  STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2002
	As Previously Reported(1)	Adjustments(2)		Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands, except per share)
Sales and other income
Sales—gold	$481,152	$1,082	(aa)	$—		$—		$—		$—		$482,234
Sales—base metals, net	9,370	—		—		—		—		—		9,370
Royalties	3,800	—		—		—		—		—		3,800
Dividends, interest, foreign currency exchange and other income (loss)	(4,868)	3,500	(bb)	—		—		—		—		415
		1,583	(cc)
		(800	)(aa)
		1,000	(dd)

	489,454	6,365		—		—		—		—		495,819

Costs and expenses
Costs applicable to sales	337,024	(6,022	)(dd)	—		—		(4	)(j)	(11	)(x)	330,987
Depreciation, depletion and amortization(v)	103,609	(2,191	)(dd)	—		—		51	(k)	(1,081	)(w)	102,186
								1,798	(a3)
Exploration and research	11,757	(190	)(dd)	—		—		—		—		11,567
General and administrative	20,443	1,150	(ee)	—		—		—		—		21,315
		(278	)(dd)
Interest, net of capitalized interest	27,376	848	(dd)	2,913	(b)	—		—		—		31,137
Write-down of assets	—	—		—		—		—		8,253	(w)	8,253
Other	870	—		—		—		—		—		870

	501,079	(6,683)		2,913		—		1,845		7,161		506,315

Operating loss	(11,625)	13,048		(2,913)		—		(1,845)		(7,161)		(10,496)
Gain on derivative instruments	18,982	(12,651	)(aa)	—		—		—		—		6,331

Pre-tax income (loss) before minority interest, equity income of affiliates, and cumulative effect of a change in accounting principle	7,357	397		(2,913)		—		(1,845)		(7,161)		(4,165)
Income tax benefit (expense) (v)	(1,640)	(3,729	)(ff)	1,020	(c)	—		8	(l)	2,566	(y)	(1,188)
								587	(a4)
Minority interest in income of subsidiaries	(12,505)	1,862	(dd)	—		—		16	(m)	77	(z)	(10,550)
Equity income (loss) of affiliates	(1,173)	1,689	(gg)	—		(335	)(p)	—		1,966	(z)	1,404
						(743	)(t)

Net income (loss) before cumulative effect of a change in accounting principle	(7,961)	219		(1,893)		(1,078)		(1,234)		(2,552)		(14,499)
Cumulative effect of a change in accounting principle, net of tax of $4,147(v)	7,701	—		—		—		—		—		7,701

Net income (loss)	(260)	219		(1,893)		(1,078)		(1,234)		(2,552)		(6,798)
Preferred stock dividends	(1,869)	—		—		—		—		—		(1,869)

Net income (loss) applicable to common shares	$(2,129)	$219		$(1,893)		$(1,078)		$(1,234)		$(2,552)		$(8,667)

Net income (loss)	$(260)	$219		$(1,893)		$(1,078)		$(1,234)		$(2,552)		$(6,798)
Other comprehensive income (loss)	31,487	—		(3,609	)(d)	—		—		—		27,878

Comprehensive income (loss)	$31,227	$219		$(5,502)		$(1,078)		$(1,234)		$(2,552)		$21,080

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$(0.04)	$—		$(0.01)		$—		$—		$(0.01)		$(0.06)
Cumulative effect of a change in accounting principle per common share, basic and diluted	0.03	—		—		—		—		—		0.03

Net income (loss) per common share, basic and diluted	$(0.01)	$—		$(0.01)		$—		$—		$(0.01)		$(0.03)

Basic weighted average common shares outstanding	281,467	—		—		—		—				281,467

NEWMONT MINING CORPORATION

RESTATEMENT OF CONSOLIDATED BALANCE SHEET

	March 31, 2002
	As Previously Reported(1)	Adjustments(2)		Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands)
Assets
Cash and cash equivalents	$511,558	$—		$—		$—		$—		—		$511,558
Short-term investments	17,910	—		—		—		—		—		17,910
Accounts receivable	50,750	1,583 (848	(cc) )(dd)	—		—		—		—		51,485
Inventories	511,995	4,231	(dd)	—		—		—		63,372	(w)	579,598
Marketable securities of Lihir	84,002	—		—		—		—		—		84,002
Current portion of deferred stripping costs	72,853	—		—		—		—		—		72,853
Prepaid taxes	13,345	—		—		—		—		—		13,345
Derivative instruments	20,851	—		—		—		—		—		20,851
Current portion of deferred income tax assets	24,691	—		4,241	(c)	—		—		—		28,932
Other current assets	136,785	(1,259	)(aa)	—		—		—		—		135,526

Current assets	1,444,740	3,707		4,241		—		—		63,372		1,516,060
Property, plant and mine development, net(v)	2,323,176	3,091	(dd)	—		—		738	(k)	(9,193	)(w)	2,317,812
Mineral interests and other intangible assets	1,949,963							(1,798	)(a3)			1,948,165
Investments	1,007,134	1,689	(gg)	—		(7,652	)(p)	—		(939	)(z)	993,226
						(7,006	)(t)
Deferred stripping costs	12,729	—		—		—		—		—		12,729
Long-term inventories	89,504	—		—		—		—		22,606	(w)	112,110
Derivative instruments	50,813	—		(1,852	)(d)	—		—		—		48,961
Deferred income tax assets	486,479	—		—		—		—		—		486,479
Other long-term assets	167,488	—		7,802	(e)	—		—		—		175,290
Goodwill	2,506,935	—		—		—		—		—		2,506,935

Total assets	$10,038,961	$8,487		$10,191		$(14,658)		$(1,060)		$75,846		$10,117,767

Liabilities
Current portion of long-term debt	$440,077	$—		$—		$—		$—		—		$440,077
Accounts payable	85,255	—		—		—		—		—		85,255
Current portion of deferred income tax liabilities	23,375	2,520	(ff)	—		—		—		23,556	(y)	49,451
Derivative instruments	124,286	—		—		—		—		—		124,286
Other accrued liabilities	312,452	5,532	(aa)	12,115	(b)	—		—		—		329,549
		(2,360	)(dd)
		1,150	(ee)
		660	(ff)

Current liabilities	985,445	7,502		12,115		—		—		23,556		1,028,618
Long-term debt	1,736,718	—		145,000	(f)	—		—		—		1,881,718
Reclamation and remediation liabilities	261,770	(3,500	)(bb)	—		—		—		—		259,070
		800	(aa)
Deferred revenue from sale of future production	191,039	—		(137,198	)(g)	—		—		—		53,841
Derivative instruments	370,266	7,619	(aa)	—		—		—		—		377,885
Deferred income tax liabilities(v)	576,414	549	(ff)	(649	)(c)	(1,552	)(s)	(371	)(l)	7,931	(y)	580,488
						(1,247	)(u)	(587	)(a4)
Employee related benefits	148,373	—		—		—		58	(j)	2,635	(x)	151,066
Other long-term liabilities	214,974	—		—		—		—		—		214,974

Total liabilities	4,484,999	12,970		19,268		(2,799)		(900)		34,122		4,547,660

Commitments and contingencies
Minority interest in subsidiaries	299,752	(1,416	)(dd)	—		—		231	(m)	11,045	(z)	309,612

Stockholders’ equity
Convertible preferred stock	11,500	—		—		—		—		—		11,500
Common stock	537,139	—		—		—		—		—		537,139
Additional paid-in capital	4,976,629	—		—		—		—		—		4,976,629
Accumulated other comprehensive income (loss)	22,919	(2,839	)(aa)	(1,203	)(d)	—		—		—		18,430
		(447	)(dd)
Retained deficit(v)	(293,977)	219	(hh)	(7,874	)(h)	(11,859	)(q)	(391	)(n)	30,679	(a1)	(283,203)

Total stockholders’ equity	5,254,210	(3,067)		(9,077)		(11,859)		(391)		30,679		5,260,495

Total liabilities and stockholders’ equity	$10,038,961	$8,487		$10,191		$(14,658)		$(1,060)		$75,846		$10,117,767

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOWS

	Three Months Ended March 31, 2002
	As Previously Reported(1)	Adjustments(2)		Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands)
Operating activities:
Net loss(v)	$(260)	$219	(hh)	$(1,893	)(h)	$(1,078	)(q)	$(1,234	)(n)	$(2,552	)(a1)	$(6,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization(v)	103,609	(2,191	)(dd)	—		—		51	(o)	(1,081	)(a2)	102,186
								1,798	(o)
Amortization of deferred stripping costs, net	6,049	—		—		—		—		—		6,049
Deferred tax benefit(v)	(661)	549	(ff)	(1,020	)(i)	—		(8	)(o)	(2,566	)(a2)	(4,293)
								(587	)(o)
(Gain) loss on derivative instruments	(18,982)	12,651	(aa)	—		—		—		—		(6,331)
Foreign currency exchange (gain) loss	11,230	(800	)(aa)	—		—		—		—		3,621
		(6,809	)(ii)
Minority interest, net of dividends	12,505	(1,862	)(dd)	—		—		(16	)(o)	(77	)(a2)	10,550
Undistributed (gains) losses of affiliated companies	1,173	(1,689	)(gg)	—		1,078	(r)	—		(1,966	)(a2)	(1,404)
Write-down of assets	—	—		—		—		—		8,253	(a2)	8,253
Cumulative effect of a change in accounting principle, net	(7,701)	—		—		—		—		—		(7,701)
Gain on assets sales and other	(3,348)	(1,103	)(ii)	—		—		—		—		(4,451)
(Increase) decrease in operating assets:
Accounts receivable	11,840	(1,583	)(cc)	—		—		—		—		18,920
		848	(dd)
		7,815	(ii)
Inventories	9,536	(4,231	)(dd)	—		—		—		—		5,305
Other assets	15,384	1,258	(aa)	—		—		—		—		16,642
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(67,395)	447	(dd)	2,913	(i)	—		(4	)(o)	(11	)(a2)	(40,744)
		(2,360	)(dd)
		1,150	(ee)
		3,180	(ff)
		21,336	(ii)
Other liabilities	(1,824)	(2,086	)(aa)	—		—		—		—		(28,649)
		(3,500	)(bb)
		(21,239	)(ii)

Net cash provided by operating activities	71,155	—		—		—		—		—		71,155

Investing activities:
Additions to property, plant and mine development	(51,830)	—		—		—		—		—		(51,830)
Repayments from (advances to) joint ventures and affiliates	(24,750)	—		—		—		—		—		(24,750)
Proceeds from sale of short-term investments	406,731	—		—		—		—		—		406,731
Net cash effect of acquisitions	(18,313)	—		—		—		—		—		(18,313)
Proceeds from asset sales and other	269	—		—		—		—		—		269

Net cash provided by investing activities	312,107	—		—		—		—		—		312,107

Financing activities:
Proceeds from long-term debt	450,431	—		—		—		—		—		450,431
Repayments of long-term debt	(475,244)	—		—		—		—		—		(475,244)
Dividends paid on common and preferred stock	(13,792)	—		—		—		—		—		(13,792)
Proceeds from stock issuance and other	15,739	—		—		—		—		—		15,739

Net cash used in financing activities	(22,866)	—		—		—		—		—		(22,866)

Effect of exchange rate changes on cash	1,731	—		—		—		—		—		1,731

Net change in cash and cash equivalents	362,127	—		—		—		—		—		362,127
Cash and cash equivalents at beginning of period	149,431	—		—		—		—		—		149,431

Cash and cash equivalents at end of period	$511,558	$—		$—		$—		$—		$—		$511,558

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2001
	As Previously Reported	Prepaid Forwards	Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands, except per share)
Sales and other income
Sales—gold	$424,097	$—	$—		$—		$—		$424,097
Royalties	77	—	—		—		—		77
Dividends, interest, foreign currency exchange and other income	3,351	—	—		—		—		3,351

	427,525	—	—		—		—		427,525

Costs and expenses
Costs applicable to sales—gold	267,860	—	—		(181	)(j)	(397	)(x)	267,282
Depreciation, depletion and amortization	75,176	—	—		2,262	(k)	12,493	(w)	89,931
Exploration and research	15,315	—	—		—		—		15,315
General and administrative	15,911	—	—		—		—		15,911
Interest, net of capitalized interest	20,272	2,882 (b)	—		—		—		23,154
Merger and restructuring	60,510	—	—		—		—		60,510
Write-down of assets	—	—	—		—		5,899	(w)	5,899
Other	3,543	—	—		—		—		3,543

	458,587	2,882	—		2,081		17,995		481,545

Operating loss	(31,062)	(2,882)	—		(2,081)		(17,995)		(54,020)
Gain on derivative instruments	15,573	—	—		—		—		15,573

Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	(15,489)	(2,882)	—		(2,081)		(17,995)		(38,447)
Income tax (expense) benefit	(2,546)	1,009 (c)	—		687	(l)	6,168	(y)	5,318
Minority interest in income (loss) of subsidiaries	(14,816)	—	—		709	(m)	1,635	(z)	(12,472)
Equity income (loss) of affiliates	(4,395)	—	(1,198	)(p)	—		1,947	(z)	(4,520)
			(874	)(t)

Net loss	(37,246)	(1,873)	(2,072)		(685)		(8,245)		(50,121)
Preferred stock dividends	(1,869)	—	—		—		—		(1,869)

Net loss applicable to common shares	$(39,115)	$(1,873)	$(2,072)		$(685)		$(8,245)		$(51,990)

Net loss	$(37,246)	$(1,873)	$(2,072)		$(685)		$(8,245)		$(50,121)
Other comprehensive income (loss)	(4,657)	3,721	—		—		—		(936)

Comprehensive income (loss)	$(41,903)	$1,848	$(2,072)		$(685)		$(8,245)		$(51,057)

Net loss per common share, basic and diluted	$(0.20)	$(0.01)	$(0.02)		$—		$(0.04)		$(0.27)

Basic weighted average shares outstanding	192,607	—	—		—		—		192,607

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOWS

	Three Months Ended March 31, 2001
	As Previously Reported	Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands)
Operating activities:
Net loss	$(37,246)	$(1,873	)(h)	$(2,072	)(q)	$(685	)(n)	(8,245	)(a1)	$(50,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	75,176	—		—		2,262	(o)	12,493	(a2)	89,931
Amortization of deferred stripping costs, net	1,031	—		—		—		—		1,031
Deferred tax benefit	(19,790)	(1,009	)(i)	—		(687	)(o)	(6,168	)(a2)	(27,654)
Gain on derivative instruments	(15,573)	—		—		—		—		(15,573)
Noncash merger and restructuring expenses	21,589	—		—		—		—		21,589
Foreign currency exchange loss	1,017	—		—		—		—		1,017
Minority interest, net of dividends	9,618	—		—		(709	)(o)	(1,635	)(a2)	7,274
Undistributed losses (gains) of affiliated companies	4,395	—		2,072	(r)	—		(1,947	)(a2)	4,520
Write-down of assets	—	—		—		—		5,899	(a2)	5,899
Gain on assets sales and other	(674)	—		—		—		—		(674)
(Increase) decrease in operating assets:
Accounts receivable	4,216	—		—		—		—		4,216
Inventories	29,735	—		—		—		—		29,735
Other assets	8,215	—		—		—		—		8,215
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(66,314)	2,882	(i)	—		(181	)(o)	(397	)(a2)	(64,010)
Other liabilities	(5,369)	—		—		—		—		(5,369)

Net cash provided by operating activities	10,026	—		—		—		—		10,026

Investing activities:
Additions to property, plant and mine development	(91,232)	—		—		—		—		(91,232)
Repayments from joint ventures and affiliates	8,794	—		—		—		—		8,794
Proceeds from asset sales and other	188	—		—		—		—		188

Net cash used in investing activities	(82,250)	—		—		—		—		(82,250)

Financing activities:
Repayments of short-term debt	(10,000)	—		—		—		—		(10,000)
Proceeds from long-term debt	462,000	—		—		—		—		462,000
Repayments of long-term debt	(448,560)	—		—		—		—		(448,560)
Dividends paid on common and preferred stock	(7,730)	—		—		—		—		(7,730)
Decrease in restricted cash	40,000	—		—		—		—		40,000
Proceeds from stock issuance and other	(324)	—		—		—		—		(324)

Net cash provided by financing activities	35,386	—		—		—		—		35,386

Effect of exchange rate changes on cash	6,459	—		—		—		—		6,459

Net change in cash and cash equivalents	(30,379)	—		—		—		—		(30,379)
Cash and cash equivalents at beginning of period	77,558	—		—		—		—		77,558

Cash and cash equivalents at end of period	$47,179	$—		$—		$—		—		$47,179

Adjustments:

(1)	This column presents the financial statements that were previously reported on Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002 and the effect of the cumulative effect of a change in accounting principle (See Note 13). Certain amounts have been reclassified to conform to the current presentation.
(2)	Reflects certain adjustments required to properly present the financial results for the period ended March 31, 2002 as filed by Amendment No. 1 on Form 10-Q/A on August 6, 2002 for the quarter ended March 31, 2002.
(b)	To record accrued interest to account for the Prepaid Forward and the Forward Purchase as a single financing transaction.
(c)	To record the income tax impact of recording the Prepaid Forward and the Forward Purchase as a single financing transaction.
(d)	To reverse the effect of treating the Forward Purchase as a cash flow hedge. As a cash flow hedge, the Forward Purchase was recorded at fair value at each balance sheet date with the change in fair value recorded in Accumulated other comprehensive income (loss), net of the related deferred tax effect.
(e)	To record the purchase of the surety bond as an other long-term asset.
(f)	To record the total debt amount for the Prepaid Forward and the Forward Purchase as a single financing transaction.
(g)	To reverse the recording of the Prepaid Forward as deferred revenue.
(h)	To reflect the combined effect of adjustments (a) through (g) to Net income and Retained deficit.
(i)	To reflect the effect of treating the Prepaid Forward and the Forward Purchase as a single financing transaction in the Statement of Consolidated Cash Flow.
(j)	To record the reduction of worker’s participation profit sharing at Yanacocha in Peru for adjustment (k).
(k)	To change depreciation due to the correction of depreciation rates related to certain mining assets at Yanacocha.
(l)	To record the consolidated income tax impact of recording adjustments (j) and (k).
(m)	To record the minority interest impact, net of tax, of recording adjustments (j) and (k).
(n)	To reflect the effect of adjustments (j) through (m) and (a3) through (a4) to Net Loss and Retained deficit.
(o)	To reflect the effect of recording the correction of depreciation rates of certain mining assets at Yanacocha and recording amortization on mineral interests in the Statement of Consolidated Cash Flow.
(p)	To record the effect, net of tax, in the Company’s Investment in Batu Hijau for an adjustment in NTP’s financial statements. NTP determined that material other than proven and probable reserves had been erroneously included in depreciation calculations for the Batu Hijau mine.
(q)	To reflect the effect of adjustment (p) and (t) to Net income and Retained deficit.
(r)	To reflect the effect of recording the change in equity in Batu Hijau in the Statement of Consolidated Cash flow.
(s)	To record the consolidated income tax impact, net of tax, of recording adjustment (p).
(t)	To record the impact, net of tax, of correcting the deferred stripping calculation for the Batu Hijau mine in the Company’s Investment in Batu Hijau in NTP’s financial statements.
(u)	To record the consolidated income tax impact of recording adjustment (t).
(v)	To reflect the cumulative effect of the change in accounting policy for the three months ended March 31, 2002, Depreciation, depletion and amortization expense was decreased by $1.6 million, Income tax (benefit) expense was decreased by $0.6 million and Net Loss was decreased by $8.7 million including $7.7 million from prior periods. Additionally, as of March 31, 2002, Property, plant and mine development was increased by $13.4 million and Deferred income tax liabilities were increased by $4.7 million.
(w)	To record effect of capitalizing DDA into inventory, including the change to the UOP method based upon production versus sale and any associated lower of cost or net realizable value write-down.
(x)	To record worker’s participation profit sharing at Yanacocha in Peru for adjustment (w).
(y)	To record the income tax impact of the change in inventory policy.
(z)	To record minority interest and equity income impacts of change in inventory policy.
(a1)	To record the effect of adjustments (w) through (y) to Net Loss and Retained Deficit.
(a2)	To reflect the effect of recording the capitalization of DD&A in inventory in the Statement of Consolidated Cash Flow.

(a3)	To record the impact of amortizing mineral interests.
(a4)	To record the income tax impact of recording adjustments (a3).
(aa)	To properly translate the financial statements of Newmont Australia Limited (“NAL”, formerly Normandy) from A$ to US$ under US GAAP and relate primarily to the translation of the NAL derivative hedgebook as a monetary liability as of March 31, 2002.
(bb)	To properly recognize the proceeds from insurance settlements received during the three months ended March 31, 2002 as other income that had previously been improperly recorded as accruals related to environmental remediation liabilities.
(cc)	To properly recognize a previously unrecorded gain on the sale of real property for which title transferred to the buyer during the quarter ended March 31, 2002, but for which proceeds were received after the end of the quarter.
(dd)	To correct errors in the adoption of US GAAP and the application of purchase accounting for the Normandy acquisition in the financial statements as of March 31, 2002 and for the period from acquisition of Normandy on February 15, 2002 to March 31, 2002.
(ee)	To properly record employee severance, pension costs and other charges where such obligations were incurred during the quarter ended March 31, 2002, that had been improperly recorded as reductions of accrued liabilities.
(ff)	To reflect the income tax impact of adjustments (aa) through (ee).
(gg)	To reverse insurance premiums that were expensed during the quarter ended March 31, 2002 by an equity investee of the Company that should have been deferred as prepaid insurance premiums and amortized over the term of the related insurance policy.
(hh)	To reflect the combined effect of adjustments (aa) through (gg).
(ii)	Certain reclassifications were made in the Statement of Consolidated Cash Flow for the quarter ended March 31, 2002. The majority of these reclassifications relate to the financial statements of NAL and the associated cash flow presentation.

(21)    Subsequent Events

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

Australian Magnesium Corporation

On January 3, 2003, an NAL subsidiary contributed an additional A$100 million ($56.0 million) to AMC in return for approximately 167 million additional shares, increasing the Company’s ownership to 40.9%. However, due to additional equity contributions by third-party shareholders, the Company’s voting interest was decreased to 27.8%. In addition, subsequent to year end, the A$90 million (approximately $51 million) contingent equity commitment outlined in Note 8 was renegotiated into an A$75 million (approximately $42 million) contingent convertible debt and equity facility.

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

Normandy and Franco-Nevada Acquisitions

During the fourth quarter of 2002 the Company finalized the purchase price allocation related to the Normandy and Franco-Nevada acquisitions which resulted in goodwill increasing from $2.6 billion to $3.0 billion.

Normandy

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

Franco-Nevada

The fair value assigned to royalty properties decreased by $52.8 million between the preliminary and final purchase price allocation, offset by a $119.4 million increase in fair value assigned to the investments in affiliated companies. The residual purchase price allocated to goodwill decreased by $38.2 million from the preliminary purchase price allocation to $1,130.3 million in the final purchase price allocation.

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

Restatements and Accounting Changes

Newmont has determined that certain adjustments are required to restate the Consolidated Financial Statements for the three-month periods ended March 31, 2002 and 2001 and at March 31, 2002. Overall the adjustments increased the net loss in the first quarter of 2002 and 2001 by $6.5 million, or $0.02 per share, and $12.9 million, or $0.07 per share, respectively. The adjustments also increased the Stockholders’ equity of the Company at March 31, 2002 by $6.3 million. The adjustments were necessary (i) to properly present the conversion to US GAAP and translation to US dollars of certain financial statement balances of the recently acquired Newmont Australia Limited; (ii) to properly record first quarter 2002 income related to insurance settlements, insurance expense of the Company's equity investee, and income related to a property sale; (iii) to account for a prepaid forward sales contract and a forward purchase contract as a single borrowing; (iv) to correct depreciation rates on certain mining assets at the Company’s subsidiary, Minera Yanacocha; (v) to properly amortize acquired mineral interests; (vi) to record the impact in the Company's investment in Batu Hijau, accounted for under the equity method for correcting its depreciation and deferred stripping calculations so as to exclude material other than proven and probable reserves; and (vii) to include depreciation, depletion and amortization expense as a capitalized cost in inventory. All amounts in the accompanying footnotes have been adjusted for these restatements as appropriate. See Note 20 to the Consolidated Financial Statements.

Change In Accounting Policy—Property, Plant and Mine Development, Net

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, Newmont further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change through December 31, 2001 increased net income during the three months ended March 31, 2002 by $7.7 million, net of tax of $4.1 million, and increased earnings per basic and diluted common share by $0.03 per share for the quarter ended March 31, 2002.

The table below presents the impact of the accounting change on Net income before cumulative effect of the accounting change for the three-month period ended March 31, 2002 and the pro forma effect for the three-month period ended March 21, 2001 as if the change had been in effect for that period (in thousands, except per share amounts):

	Three months ended
Increase/(Decrease) to net income	March 31, 2002 (Actuals)	March 31, 2001 (Pro forma)
Depreciation, depletion, and amortization	$1,583	$644
Income tax expense	(554)	(225)

Net income before cumulative effect of a change in accounting principle	$1,029	$419

Net income before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00

The table below present pro forma net income and earnings per share before cumulative effect of a change in accounting principle for the period ended March 31, 2001 as if the Company had adopted the new accounting methods for Property, plan and mine development, net and Inventory as of January 1, 2001:

	Three months ended March 31, 2001
	Net loss applicable to common shares before cumulative effect of a change in accounting principle	Loss per share before cumulative effect of a change in accounting principle
As reported	$(51,990)	$(0.27)
Change in accounting method for Property, plant and mine development, net	419	0.00

Pro forma (1)	$(51,571)	$(0.27)

(1)	Earnings per share may not foot due to rounding.

Acquisitions

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

The combination of Newmont, Normandy and Franco-Nevada was designed to create a platform for rational growth and for delivering superior returns to shareholders. With a larger global operating base, a broad and balanced portfolio of development projects and a stable income stream from mineral royalties and investments, the combined company will have opportunities to optimize returns, realize synergies through rationalization of corporate overhead and exploration programs, realize operating efficiencies, reduce operating and procurement costs and reduce interest expense and income taxes. The acquisitions resulted in approximately $2.6 billion of goodwill primarily related to the Merchant Banking business, the combined global exploration expertise and the synergies discussed above. (See Note 21 to the Consolidated Financial Statements.)

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

As described in Note 2 to the Consolidated Financial Statements, we have allocated the purchase price to assets and liabilities on a preliminary basis and finalized the allocation following completion of an independent appraisal process. This process was completed at the end of 2002. (See Note 21 to the Consolidated Financial Statements.)

Goodwill of $2.6 billion was assigned to assets acquired and will not be amortized. We expect that approximately $70 million of after-tax synergies will be realized in the first full year of operations, increasing to approximately $90 million by the end of the second full year. Such synergies will be obtained from the rationalization of corporate overhead and exploration and development budgets as well as operating efficiencies and costs reductions associated with procurement, interest and tax benefits.

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

Summary

Newmont recorded a net loss applicable to common shares of $8.7 million ($0.03 per share) in the first quarter 2002 compared with a net loss of $52.0 million ($0.27 per share) in the first quarter of 2001. The first quarter of 2002 included, net of tax, a ($4.4) million ($0.02 per share) for non-cash gains on derivative instruments and a $7.7 million gain, net of tax, for the cumulative effect of a change in accounting principle. The first quarter of 2001 included, net of tax, $43.7 million ($0.23 per share) for merger and restructuring and $10.1 million ($0.05 per share) for a non-cash unrealized mark-to-market gain on call option contracts. Total equity gold sales, total cash costs and average realized gold prices were as follows:

	Three Months Ended March 31,
	2002	2001
	As Restated
Equity gold sales ounces (000)	1,465	1,422
Total cash costs per ounce	$195	$171
Total costs per ounce	$257	$221
Average price realized per ounce	$291	$264

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

Hedging

Newmont generally sells its production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of the acquisition, Normandy and its affiliates had a substantial derivative instrument position comprised of the Newmont Gold Treasury hedge book, the Newmont NFM hedge book and the Newmont Yandal Operations Limited hedge book. Following the Normandy acquisition, however, and in accordance with the Company’s non-hedging philosophy, efforts to reduce and simplify the Normandy hedge positions have been undertaken. Accordingly, the Normandy gold hedge books have been reduced by 472,000 ounces since February 2002. Gold forward sales contracts and other instruments (“committed”) obligations were reduced by 250,000 ounces during the quarter by delivering 97,000 ounces into committed contracts, unwinding 142,000 ounces of committed contracts and converting 11,000 ounces into uncommitted contracts. Similarly, uncommitted contracts for 222,000 ounces were either delivered, closed out or converted from committed contacts. Combining the 97,000 committed ounces delivered, the 142,000 committed ounces closed out, the 222,000 uncommitted ounces eliminated and the 11,000 ounces that were converted from committed to uncommitted contracts, the Normandy gold hedge books were reduced to 7.3 million committed ounces and 2.2 million uncommitted ounces for a total of 9.5 million ounces. The mark-to-market valuation of the Normandy gold hedge books at the end of the first quarter represented an approximate liability of $412 million broken down as follows: Newmont Gold Treasury $(93) million; Newmont NFM $(34) million; and, Newmont Yandal Operations Limited $(285) million.

The following table shows the approximate sensitivities of the US$ mark-to-market value of the Normandy gold hedge books to certain market variables as of March 31, 2002:

Market Variables	Change in Variable	Change in Mark-to-Market Value (Millions)
A$ Interest Rates	+/-1.0%	-/+$54.7
US$/A$ Exchange Rates	+/-US$0.01	+/-$47.7
Gold Lease Rates	+/-1.0%	+/-$24.4
US$ Interest Rates	+/-1.0%	-/+$13.0
US$ Gold Price/oz	+/-$1.00	-/+$9.7

For the balance of 2002, Newmont expects a further reduction of committed ounces by 1 million ounces at an average gross gold price of approximately $303 per ounce (assuming a US$0.53 to A$1 exchange rate).

The Company expects deliveries or expiry of committed and uncommitted positions for the remainder of 2002 will total 1.6 million ounces.

Newmont had the following gold commodity contracts outstanding at March 31, 2002 (unaudited):

The tables are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate at March 31, 2002 of US$0.53 per A$1.

	Expected Maturity Date or Transaction Date							Fair Value
	2002	2003	2004	2005	2006	Thereafter	Total/Average	US$ (000)
	(A$ denominated)							As Restated
Gold Forward Sales Contracts:
Fixed Forwards:
Ounces/Fair Value	950.0	904.4	254.6	—	—	—	2,109.0	$(54,564.6)
Average price	$303.3	$305.2	$324.5	—	—	—	$306.7
Floating Rate Forwards:
Ounces/Fair Value	90.8	391.4	429.0	378.9	475.6	597.5	2,363.2	$(108,373.3)
Average price	$298.3	$315.2	$324.5	$328.9	$334.6	$376.1	$337.7
Synthetic Forwards:
Ounces/Fair Value	—	39.0	80.0	80.0	80.0	160.0	439.0	$(25,242.8)
Average price	—	$295.5	$287.7	$287.7	$287.7	$287.7	$288.4
Total Ounces/Fair Value	1,040.8	1,334.8	763.6	458.9	555.6	757.5	4,911.2	$(188,180.7)

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
								As Restated
Put Option Contracts:
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
								As Restated
Convertible Put Options and Other Instruments:
A$ Denominated:
Ounces/Fair Value	—	46.0	37.0	81.5	305.8	1,315.0	1,785.3	$(148,509.3)
Average price	—	$293.0	$293.0	$290.9	$304.1	$352.1	$338.3

Notes:    Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2002 of US$ 0.53 per A$1. For all floating rate instruments in the table above, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments. Convertible put option contracts and other instruments are comprised of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges; b) Knock-out/knock-in option contracts that are contingent sold call options that either terminate (or knock-out) and maintain upside gold price potential or convert (or knock-in) to sold call options, depending on certain market conditions, and are marked to market with the change reflected in income; c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

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

Foreign Currency

In addition to the U.S., Newmont conducts gold operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia and Turkey. Gold produced at these operations is sold in the international markets for U.S. dollars, except for gold produced in Australia and New Zealand that is primarily sold in local currencies. The cost and debt structures at most operations are also primarily U.S. dollar denominated, except for Canadian operations where such structures are primarily denominated in the local currency. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to most operations since local salaries and supply contracts will decrease against the U.S. dollar revenue stream. Foreign currency exchange losses were $7.6 million and $1.0 million, for the quarters ended March 31, 2002 and 2001, respectively.

At March 31, 2002, Newmont had the following foreign currency contracts outstanding. Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2002 of US$0.53 to A$1.

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value @ 3/31/02 US$ (000)
	2002	2003	2004	2005	2006	Thereafter
	A$/US$ Currency							As Restated
Exchange Contracts:
Notional Amounts US$ (000)	$(35,386)	$(53,200)	$(56,112)	$(30,700)	—	—	$(175,398)	$(34,101.7)
Average Exchange Rate (US$ per A$1)	0.675	0.643	0.646	0.669	—	—	0.655	—
A$/US$ Cross Currency Swaps US$ (000) Principal	—	—	—	—	—	$250,000	$250,000	$46,918.2

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

Results of Operations

Gold Sales and Total Cash Costs

	Equity Ounces		Total Cash Costs
	Three Months Ended March 31,
	2002	2001	2002	2001
	(in thousands; $ per equity ounce)
	As Restated
North America:
Nevada	606.1	729.6	$238	$200
Mesquite, California	15.5	39.5	156	211
La Herradura, Mexico	15.6	12.7	183	151
Golden Giant, Canada	62.3	71.6	215	190
Holloway, Canada	27.9	23.0	194	192

Total/Weighted Average	727.4	876.4	231	199

South America:
Yanacocha, Peru(1)	248.1	238.9	137	105
Kori Kollo, Bolivia	60.6	60.5	163	191

Total/Weighted Average	308.7	299.4	142	123

Australia:
Kalgoorlie	41.1	—	214	—
Yandal	87.1	—	184	—
Tanami	53.5	—	196	—
Pajingo	57.0	30.2	78	95

Total/Weighted Average	238.7	30.2	167	95

Other Operations:
Minahasa, Indonesia	41.8	115.0	183	111
Zarafshan-Newmont, Uzbekistan	52.4	49.7	143	141
Martha, New Zealand	14.5	—	185	—
Ovacik, Turkey	16.8	—	155	—

Total/Weighted Average	125.5	164.7	163	120

Equity Investments:
Batu Hijau, Indonesia	40.3	51.6	n/a	n/a

TVX Newmont Americas	24.2	—	n/a	n/a

Newmont Total/Weighted Average	1,464.8	1,422.3	$195	$170

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

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited and restated):

	Nevada		Golden Giant		Holloway		Mesquite		La Herradura
For the Three Months Ended March 31,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$146.5	$148.5	$13.7	$14.0	$5.6	$4.5	$2.4	$8.6	$2.9	$2.0
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(1.6)	(2.5)	(0.3)	(0.4)	(0.1)	(0.1)	—	(0.3)	—	(0.1)
Non-cash inventory adjustment	(0.8)	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	0.1	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce calculation	$144.2	$146.0	$13.4	$13.6	$5.5	$4.4	$2.4	$8.3	$2.9	$1.9
Equity ounces sold (000)	606.1	729.6	62.3	71.6	27.9	23.0	15.5	39.5	15.6	12.7
Equity cash cost per ounce sold	$238	$200	$215	$190	$194	$192	$156	$211	$183	$151

	Total North America		Yanacocha		Kori Kollo		Total South America		Pajingo
For the Three Months Ended March 31,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$171.1	$177.6	$69.2	$52.3	$11.5	$13.5	$80.7	$65.8	$5.2	$2.9
Minority interest in Minera Yanacocha	—	—	(34.4)	(26.5)	—	—	(34.4)	(26.5)	—	—
Minority interest in Kori Kollo	—	—	—	—	(1.4)	(1.7)	(1.4)	(1.7)	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(2.0)	(3.4)	(0.8)	(0.7)	(0.2)	(0.2)	(1.0)	(0.9)	(0.2)	—
Non-cash inventory adjustment	(0.8)	—	—	—	—	—	—	—	(0.6)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	0.1	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce calculation	$168.4	$174.2	$34.0	$25.1	$9.9	$11.6	$43.9	$36.7	$4.4	$2.9
Equity ounces sold (000)	727.4	876.4	248.1	238.9	60.6	60.5	308.7	299.4	57.0	30.2
Equity cash cost per ounce sold	$231	$199	$137	$105	$163	$191	$142	$123	$78	$95

	Yandal		NFM Tanami		Kalgoorlie		Total Australia		Minahasa
For the Three Months Ended March 31,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$17.6	$—	$12.8	$—	$10.8	$—	$46.4	$ 2.9	$ 8.3	$13.0
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	(1.8)	—	—	—	(1.8)	—	—	—
Reclamation accrual	(0.6)	—	(0.3)	—	(0.2)	—	(1.3)	—	—	(0.2)
Non-cash inventory adjustment	(0.5)	—	(0.3)	—	(1.7)	—	(3.1)	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	(0.5)	—	—	—	—	—	(0.5)	—	(0.6)	—
Total cash cost for per ounce calculation	$16.0	$—	$10.4	$—	$8.9	$—	$39.7	$ 2.9	$ 7.7	$12.8
Equity ounces sold (000)	87.1	—	53.5	—	41.1	—	238.7	30.2	41.8	115.0
Equity cash cost per ounce sold	$184	$—	$196	$—	$214	$—	$167	$95	$183	$ 111

	Martha		Ovacik		Zarafshan-Newmont		Total Other International		Total Gold
For the Three Months Ended March 31,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$3.0	$—	$3.0	$—	$7.5	$7.1	$21.8	$20.1	$320.0	$266.4
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	(34.4)	(26.5)
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	(1.4)	(1.7)
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	(1.8)	—
Reclamation accrual	(0.2)	—	(0.1)	—	(0.1)	(0.1)	(0.4)	(0.3)	(4.7)	(4.6)
Non-cash inventory adjustment	(0.1)	—	(0.3)	—	—	—	(0.4)	—	(4.3)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(0.6)	—	(1.0)	—
Total cash cost for per ounce calculation	$2.7	$—	$2.6	$—	$7.4	$7.0	$20.4	$19.8	$272.4	$233.6
Equity ounces sold (000)	14.5	—	16.8	—	52.4	49.7	125.5	164.7	1,400.3	1,370.7
Equity cash cost per ounce sold	185	$—	$155	$—	$143	$141	$163	$120	$195	$170

	Golden Grove		Kasese		Other Non-Gold		Consolidated
For the Three Months Ended March 31,	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$8.5	$—	$ 2.0	$—	$0.5	$ 0.9	$331.0	$267.3
Minority interest in Minera Yanacocha	—	—	—	—	—	—	(34.4)	(26.5)
Minority interest in Kori Kollo	—	—	—	—	—	—	(1.4)	(1.7)
Minority interest in NFM Tanami	—	—	—	—	—	—	(1.8)	—
Reclamation accrual	—	—	—	—	—	—	(4.7)	(4.6)
Non-cash inventory adjustment	—	—	—	—	—	—	(4.3)	—
CAS of non-gold producers	(8.5)	—	(2.0)	—	(0.1)	—	(10.6)	—
Gold non-cash	—	—	—	—	—	—	—	—
Other	—	—	—	—	(0.4)	(0.9)	(1.4)	(0.9)
Total cash cost for per ounce calculation	$—	$—	$ —	$—	$—	$ —	$272.4	$233.6
Equity ounces sold (000)	—	—	—	—	—	—	1,400.3	1,370.7
Equity cash cost per ounce sold	$—	$—	$ —	$—	$—	$ —	$195	$170

Deferred Stripping

In general, mining costs are charged to Costs applicable to sales as incurred. However, at open-pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold or ton of ore with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there may be greater volatility in the Company’s period-to-period results of operations. See additional discussion of deferred stripping in Note 1 to the Company’s Consolidated Financial Statements.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Three Months Ended March 31,
	Nevada(5)		Mesquite
	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	130.8	150.1	n/a	258.9
– Average ore grade (ounces of gold per ton)	0.072	0.067	n/a	0.023

Actuals for Year
– Stripping ratio (2)	83.3	145.6	n/a	202.3
– Average ore grade (ounces of gold per ton)	0.063	0.060	n/a	0.028

Remaining Mine Life (years)	9	10	n/a	n/a

	Minahasa		La Herradura(6)
	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	n/a	14.5	141.3	177.0
– Average ore grade (ounces of gold per ton)	n/a	0.172	0.031	0.026

Actuals for Year
– Stripping ratio (2)	n/a	15.0	165.9	226.5
– Average ore grade (ounces of gold per ton)	n/a	0.163	0.026	0.023

Remaining Mine Life (years)	n/a	n/a	6	7

	Three Months Ended March 31,
	Yandal		Tanami		KCGM
	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (3)	5.2	n/a	6.8	n/a	5.3	n/a

Actuals for Year
– Stripping ratio (4)	7.7	n/a	7.9	n/a	4.3	n/a

Remaining Mine Life (years)	n/a	n/a	6	n/a	18	n/a

			Martha		Ovacik
			2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (3)			1.6	n/a	9.8	n/a

Actuals for Year
– Stripping ratio (4)			1.1	n/a	9.5	n/a

Remaining Mine Life (years)			5	n/a	3	n/a

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.

(2)	Total tons mined divided by total ounces of gold recovered.
(3)	Total waste tons to be mined in future divided by ore tons to be mined in future.
(4)	Total waste tons mined divided by ore tons mined.
(5)	The life-of-mine stripping ratio decreased during 2002 from 2001 due to the completion of mining activities in certain open pits in the Carlin Trend which had higher stripping ratios. The actual stripping ratio decreased in 2002 from 2001 as mining activities in the Twin Creeks pit entered into higher grade ore zones.
(6)	The life-of-mine stripping ratio decreased approximately 20% in 2002 from 2001 as a result of a 20% increase in ore grade and minimal change in total tons to be mined. The actual stripping ratio decreased in 2002 due to an increase in average ore grade.

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

South America

Sales at Yanacocha in Peru increased 4% in the first quarter of 2002 to 248,100 equity ounces from 238,900 equity ounces in the first quarter of 2001. Total cash costs increased to $137 per ounce from $105 per ounce in the first three months of 2002, primarily reflecting lower-grade ore placed on the leach pads and higher costs from ongoing commissioning adjustments of the crushing and agglomeration facility at the La Quinua deposit. Gold production for 2002 is expected to be about 1,200,000 equity ounces at a total cash cost of $125 to $130 per ounce.

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

For the quarter ended March 31, 2002, the Tanami operations in the Northern Territory (approximately an 86% interest) sold 53,500 equity ounces at a total cash cost of $196 per ounce. Newmont’s newest mine, Groundrush, began production in November 2001 in the highly prospective Tanami gold district where Newmont controls a significant land position through its control of Newmont NFM and Otter Mines. Production was primarily from the new Groundrush open-pit mine, the Callie underground mine and other open pits. For 2002, Groundrush is expected to produce 120,000 ounces at an average grade of 0.131 ounce per ton and a total cash cost of $175 per ounce. Callie is evaluating options to increase underground mining capacity to 2.2 million tons per year from approximately 1.75 million tons in 2002. For the year 2002, Tanami operations are expected to sell approximately 425,000 equity ounces of gold at a total cash cost of approximately $195 to $200 per ounce.

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

In the first three months of 2002, equity gold sales from Zarafshan- Newmont, a 50%-owned joint venture in the Central Asian Republic of Uzbekistan, of 52,400 ounces were 5% above that in the same 2001 period. Total cash costs per ounce of $143 in the 2002 period compared with $141 in the same 2001 period. Production in 2002 is expected to total approximately 225,000 equity ounces with total cash costs of about $160 per ounce. Initial ore placement on the heap-leach pad expansion project occurred during first quarter 2002 and it is anticipated it will be fully operational in July 2002.

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

At the Batu Hijau mine in Indonesia, copper sales totaled 67.6 million and 70.1 million equity pounds (or pounds attributable to Newmont’s ownership or economic interest) for the 2002 and 2001 quarters, respectively. Total cash costs were $0.44 and $0.49 per pound, after gold sales credits, for the first quarter of 2002 and 2001, respectively. Copper sales in 2002 are expected between 310 million and 340 million equity pounds at a cash cost of about $0.40 to $0.42 per pound, with gold production of approximately 235,000 equity ounces.

The Company’s equity income from Batu Hijau includes gold and silver revenues that are credited against production costs as by-product credits in the determination of net income for each period presented in the Statements of Consolidated Operations and Comprehensive Income (Loss). These by-product credits represented 31% and 34% of sales net of smelting and refining charges and reduced production costs by 39% and 34% for the three-month periods ended March 31, 2002 and 2001, respectively. Such by-product credits are expected to continue while ore is being processed which, based on current engineering models, is estimated to be through the end of 2020. These by-product credits are expected to vary from time to time and are significant to the economics of the Batu Hijau operations. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

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

TVX Newmont Americas is 49.9% owned by Newmont and 50.1% owned by TVX Gold and is treated as an equity investment for reporting purposes. The principal assets are interests in operating gold mines in South America (Paracatu, Crixas and La Coipa) and Canada (Musselwhite and New Britannia). Equity ounces sold for the six-week period ended March 31, 2002 were 24,200 ounces. Total cash costs of production were $154 per ounce. Equity production for 2002 is expected at 180,000 ounces. On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas (see Note 22 to the Consolidated Financial Statements).

Merchant Banking

Newmont’s merchant banking business holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. Newmont earned $3.8 million of royalty revenue for the quarter ended March 31, 2002 and for the full year 2002, royalty revenue is expected to total $35 million.

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

	Three Months Ended March 31,
	2002	2001
Consolidated gold sales (in millions) (1)	$482.2	$424.1
Consolidated production ounces sold (000) (1)	1,654.7	1,605.3
Average price realized per consolidated ounce (1)	$291	$264
Average spot price received per ounce	$290	$264

Increase (decrease) in consolidated gold sales due to:

Three Months Ended March 31,
2002 vs. 2001 (in millions) As Restated
Consolidated production (1)	$(56.9)
Average price received (1)	36.9
Newmont Australia gold sales	78.1

$58.1

(1)	As restated. See Note 20 to the Consolidated Financial Statements.

Sales—base metals includes $8.5 million from copper sales, net of smelting and refining charges, from the Golden Grove copper/zinc operation in Western Australia and $0.9 million from cobalt sales from the Kasese operation in Uganda.

Costs of sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The increase in Costs of sales and Depreciation, depletion and amortization for the first quarter of 2002 from the prior year’s quarter reflected the February 2002 acquisitions and increased production at Yanacocha. For the full year 2002, depreciation is expected to total between $560 million and $600 million.

	Costs of Sales		Depreciation, Depletion and Amortization
	Three Months Ended March 31,
	2002	2001	2002	2001
	(Unaudited, as restated, and in millions)
North America:
Nevada	$146.5	$148.5	$26.8	$35.4
Mesquite, California	2.4	8.6	1.5	2.4
La Herradura, Mexico	2.9	2.0	0.8	0.7
Golden Giant, Canada	13.7	14.0	4.5	5.1
Holloway, Canada	5.6	4.5	1.8	1.8

Total North America	171.1	177.6	35.4	45.4

South America:
Yanacocha, Peru	69.2	52.3	35.0	27.3
Kori Kollo, Bolivia	11.5	13.5	3.1	5.2

Total South America	80.7	65.8	38.1	32.5

Australia:
Kalgoorlie	10.8	—	1.2	—
Yandal operations	17.6	—	6.2	—
Tanami operations	12.8	—	3.1	—
Pajingo	5.2	2.9	3.5	1.1
Other Australia	—	—	1.5	—

Total Australia	46.4	2.9	15.5	1.1

Other Operations:
Minahasa, Indonesia	8.3	13.0	2.9	6.2
Zarafshan-Newmont, Uzbekistan	7.5	7.1	2.3	3.1
Martha, New Zealand	3.0	—	1.8	—
Ovacik, Turkey	3.0	—	0.7	—

Total Other Operations	21.8	20.1	7.7	9.3

Other:
Merchant banking	0.1	—	2.2	—
Base metals operations	10.5	—	0.3	—
Corporate and other	0.4	0.9	3.0	1.6

Total Other	11.0	0.9	5.5	1.6

Total Newmont	$331.0	$267.3	$102.2	$89.9

Interest expense, net of capitalized interest was $31.1 million and $23.2 million for the first quarter of 2002 and 2001, respectively, with increased interest expense ($5.1 million from February 16, 2002 through March 31, 2002) related to Newmont Australia debt and lower capitalized interest offset related to the completion of the La Quinua project at Yanacocha late in 2001. For the full year 2002, interest expense is expected to be between $110 million and $115 million.

General and administrative expenses totaled $21.3 million and $15.9 million for the first quarter of 2002 and 2001, respectively. The increase reflected the February acquisitions and for the full year 2002, general and administrative expenses are expected to total approximately $95 million.

The Company recorded Write-downs of assets of $8.3 million and $5.9 million for the three months ended March 31, 2002 and 2001, respectively. These write-downs related primarily to lower of cost or net realizable value write-downs of inventory resulting from capitalizing depreciation, depletion and amortization in inventory.

Income tax expense in the first three months of 2002 was $1.2 million compared to a $5.3 million income tax benefit for the first three months of 2001. The increase primarily reflected the higher pre-tax income partially offset by the benefit of greater tax depletion as well as realization of historical tax attributes from the Battle Mountain acquisition completed in 2001.

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

Equity in income (loss) of affiliates reflected equity income in Batu Hijau of $1.4 million and an equity loss of $4.5 million for the first quarter of 2002 and 2001, respectively. The 2002 period reflected higher copper sales, a higher copper price realization per pound and lower interest expense (a result of decreased principal balances and lower interest rates) as compared to the 2001 period. Newmont had break even results for our equity share of TVX Newmont Americas and AMC in the 2002 period.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. Upon adoption as required on January 1, 2002, the Company reclassified $177.0 million of mineral interest intangible assets, as defined by SFAS 142, from Property, plant and mine development, net to Mineral interests and other intangible assets, net. The Company now amortizes the carrying values of intangible assets taking into account residual values, over their useful lives. As discussed in Note 2 to the Consolidated Financial Statements, the 2002 acquisitions of Normandy and Franco-Nevada were accounted for as purchases under SFAS 141 and a significant portion of the $4.4 billion purchase price represents goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as required by SFAS 142.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted as required on January 1, 2003, when Newmont will record the estimated fair value of reclamation liabilities (“asset retirement obligation” or “ARO”) and increase the carrying amount of the related assets (asset retirement cost or “ARC”) to be retired in the future. The ARC will be depreciated over the life of the related assets and will be adjusted for changes resulting from revisions to either the timing or amount of the original ARO fair value estimate. Newmont expects to record approximately $60 to $75 million in the ARC, net, increases of approximately $110 million to $135 million to the ARO, increases of approximately $1 million to $3 million to accrued liabilities for worker participation bonuses in Peru, increases to deferred tax assets of approximately $10 million to $14 million, a reduction to Newmont’s investment in Batu Hijau of approximately $3 million to $9 million, and a reduction in minority interest in subsidiaries of approximately $14 million to $18 million, at January 1, 2003, with a cumulative effect of adoption of approximately $30 million to $40 million to be recorded in results of operations in the first quarter of 2003.

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

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements 5, 57, 107 and Rescission of FASB Interpretation No. 34.” FIN 45 requires recognition and measurement of guarantees entered into or modified beginning on January 1, 2003 and requires expanded disclosure of guarantees as of December 31, 2002. The Company has conformed its disclosures with respect to guarantees outstanding at December 31, 2002 to the requirements of FIN 45 in its 2002 Annual Report in Form 10-K.

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

In Australia, systematic underground drilling at Jundec, at the Yandal operations in Western Australia, continues to define the high-grade Westside structure. With this core drilling, a new zone of mineralization in the overlying Lyons Dolerite has been intersected with similar initial intercepts to the Westside zone.

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

Liquidity and Capital Resources

During the first three months of 2002, cash flow from operations ($71.2 million) and proceeds from sales of short-term investments ($406.7 million) funded capital expenditures ($51.8 million), net repayments of debt ($24.8 million), advances to Batu Hijau under the contingent support facility ($24.8 million), cash paid for acquisitions, net of cash received, ($18.3 million) and dividends ($13.8 million) and provided a $362.1 million increase in cash. In 2002, Newmont expects to fund 2002 capital expenditures from operating cash flow.

Investing Activities and Capital Expenditures

Capital expenditures were as follows:

	Three Months Ended March 31,
	2002	2001
	(unaudited and in millions)
North America	$11.9	$18.8
South America	26.6	67.3
Australia	7.4	0.9
Other operations	2.7	0.9
Projects and capitalized interest	3.2	3.3

Total	$51.8	$91.2

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

With the acquisition of Newmont Australia, Newmont’s long-term debt increased to $2.3 billion at March 31, 2002, from $1.4 billion at December 31, 2001, as described in Note 9 to the Consolidated Financial Statements. Scheduled minimum long-term debt repayments are $410 million for the remainder of 2002, $100 million in 2003, $178 in 2004, $496 million in 2005, $95 million in 2006 and $1,043 million thereafter.

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

For	102,163,850
Against	21,174,826
Abstentions	857,662

Proposal No. 2.    The stockholders approved the Amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 250 million shares to 750 million shares. The vote was as follows:

For	101,381,377
Against	21,883,758
Abstain	930,482

Proposal No. 3.    The stockholders approved the proposal to approve the issuance of shares of common stock of Delta Holdco Corp. (to be renamed “Newmont Mining Corporation”) in connection with Newmont’s proposed acquisitions of Normandy Mining Corporation Limited and Franco-Nevada Mining Corporation Limited. The vote was as follows:

For	81,185,418
Against	41,815,861
Abstain	1,195,059

Proposal No. 4.    The proposal to adjourn, if necessary, to permit further solicitation of proxies was not presented at the meeting.

Item 6.    Exhibits and Reports on Form 8-K

(a) The	exhibits to this report are listed in the Exhibit Index.

(b) Reports	filed on Form 8-K during the quarter ended March 31, 2002

Report dated February 15, 2002 related to Normandy and Franco-Nevada acquisitions, including Amendment No. 1, filed on April 16, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION

(Registrant)

Date: April 10, 2002	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 10, 2002	/s/ DAVID W. PEAT
David W. Peat Vice President and Global Controller (Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

(Section 302 Certification of the Sarbanes-Oxley Act of 2002)

I, Wayne W. Murdy, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q/A of Newmont Mining Corporation;

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

/S/ WAYNE W. MURDY
Wayne W. Murdy Chief Executive Officer

April 10, 2003

S-1

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

(Section 302 Certification of the Sarbanes-Oxley Act of 2002)

I, Bruce D. Hansen, certify that:

1.    I have reviewed this Quarterly Report on Form 10-Q/A of Newmont Mining Corporation;

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

/S/ BRUCE D. HANSEN
Bruce D. Hansen Chief Financial Officer

April 10, 2003

S-2

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

12.1	—Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.

12.2	—Computation of Ratio of Earnings to Fixed Charges, filed herewith.

99.1	—Chief Executive Officer Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.[1]

99.2	—Chief Financial Officer Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.[1]

[1]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

E-1