Form 10-Q/A
period 2002-06-30
NEWMONT MINING CORP /DE/
filed 2003-04-11
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002. The Company has filed this Amendment to give effect to the restatement of the Company’s financial statements as of and for the three months and six months ended June 30, 2002 and 2001 as discussed in Note 20 to the Consolidated Financial Statements. The Company is making the following adjustments relating to (1) the accounting for a prepaid forward gold sales contract and a forward gold purchase contract entered into in July 1999, (2) depreciation and deferred stripping calculations to exclude material other than proven and probable reserves, (3) depreciation on certain mining assets, (4) the amortization of acquired mineral interests and (5) including depreciation, depletion and amortization expense (“DD&A”) as a capitalized cost in inventory. The adjustments reflected in this filing are described in more detail in Note 20 to this filing. Supplementally effective January 1, 2002, the Company changed its accounting policy with respect to depreciation, depletion and amortization to exclude future estimated development costs expected to be incurred for certain underground operations. Although we have revised this Amendment to give effect to the adjustments, other information contained herein has not been updated. Therefore, you should read this Amendment together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and our Amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31 and September 30, 2002, as amended to the date hereof or as subsequently amended, as well as the other documents that we have filed with the Securities and Exchange Commission. Information in such reports and documents updates and supersedes certain information contained in this Amendment.

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited. As Restated. See Note 20.

	Three Months Ended June 30,
	2002	2001
	(in thousands, except per share)
Sales and other income
Sales—gold	$609,516	$367,301
Sales—base metals, net	22,935	—
Royalties	11,202	102
Gain on sale of marketable securities of Lihir	47,298	—
Dividends, interest, foreign currency exchange and other income	14,843	3,348

	705,794	370,751

Costs and expenses
Costs applicable to sales—gold	375,925	259,263
Costs applicable to sales—base metals	8,620	—
Depreciation, depletion and amortization	123,602	66,742
Exploration and research	18,788	15,305
General and administrative	27,652	14,964
Interest, net of capitalized interest of $1,223 and $3,795, respectively	35,101	23,560
Write-down of assets	7,644	1,245
Other	(1,791)	1,707

	595,541	382,786

Operating income (loss)	110,253	(12,035)
Loss on derivative instruments	(9,478)	(14,719)

Pre-tax income (loss) before minority interest and equity income of affiliates	100,775	(26,754)
Income tax expense	(29,821)	(1,364)
Minority interest in income of subsidiaries	(19,284)	(10,943)
Equity income of affiliates	17,320	8,289

Net income (loss)	68,990	(30,772)
Preferred stock dividends	(1,869)	(1,868)

Net income (loss) applicable to common shares	$67,121	$(32,640)

Net income (loss)	$68,990	$(30,772)
Other comprehensive income, net of tax	29,828	6,235

Comprehensive income (loss)	$98,818	$(24,537)

Net income (loss) per common share, basic and diluted	$0.17	$(0.17)

Basic weighted average common shares outstanding	397,532	195,637
Diluted weighted average common shares outstanding	399,468	195,854
Cash dividends declared per common share	$0.03	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited. As Restated. See Note 20.

	Six Months Ended June 30,
	2002	2001
	(in thousands, except per share)
Sales and other income
Sales—gold	$1,091,750	$791,398
Sales—base metals, net	32,305	—
Royalties	15,002	179
Gain on sale of marketable securities of Lihir	47,298	—
Dividends, interest, foreign currency exchange and other income	15,258	6,699

	1,201,613	798,276

Costs and expenses
Costs applicable to sales—gold	696,410	526,545
Costs applicable to sales—base metals	19,122	—
Depreciation, depletion and amortization	225,788	156,673
Exploration and research	30,355	30,620
General and administrative	48,967	30,875
Interest, net of capitalized interest of $2,294 and $6,642, respectively	66,238	46,714
Merger and restructuring	—	60,510
Write-down of assets	15,897	7,144
Other	(921)	5,250

	1,101,856	864,331

Operating income (loss)	99,757	(66,055)
Gain (loss) on derivative instruments	(3,147)	854

Pre-tax income (loss) before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle	96,610	(65,201)
Income tax (expense) benefit	(31,009)	3,955
Minority interest in income of subsidiaries	(29,834)	(23,416)
Equity income of affiliates	18,724	3,769

Net income (loss) before cumulative effect of a change in accounting principle	54,491	(80,893)
Cumulative effect of a change in accounting principle, net of tax of $4,147	7,701	—

Net income (loss)	62,192	(80,893)
Preferred stock dividends	(3,738)	(3,737)

Net income (loss) applicable to common shares	$58,454	$(84,630)

Net income (loss)	$62,192	$(80,893)
Other comprehensive income, net of tax	57,706	5,299

Comprehensive income (loss)	$119,898	$(75,594)

Net income (loss) per common share before cumulative effect of a change in accounting principle, basic and diluted	$0.15	$(0.44)
Cumulative effect of a change in accounting principle per common share, basic and diluted	0.02	—

Net income (loss) per common share, basic and diluted	$0.17	$(0.44)

Basic weighted average common shares outstanding	339,817	194,131
Diluted weighted average common shares outstanding	341,262	194,701
Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
	As Restated. See Note 20
	(in thousands)
ASSETS
Cash and cash equivalents	$285,405	$149,431
Short-term investments	20,950	8,185
Accounts receivable	55,536	19,088
Inventories	591,839	452,114
Marketable securities of Lihir	—	66,918
Current portion of deferred stripping costs	73,877	71,486
Prepaid taxes	30,058	29,229
Current portion of deferred income tax assets	30,790	7,792
Other current assets	105,231	42,780

Current assets	1,193,686	847,023
Property, plant and mine development, net	2,330,516	1,930,249
Mineral interests and other intangibles, net	1,911,972	176,998
Investments	1,008,768	543,324
Deferred stripping costs	8,851	20,145
Long-term inventories	119,251	117,692
Derivative instruments	4,536	—
Deferred income tax assets	488,586	403,447
Other long-term assets	202,403	102,810
Goodwill	2,568,935	—

Total assets	$9,837,504	$4,141,688

LIABILITIES
Current portion of long-term debt	$120,684	$192,151
Accounts payable	138,098	80,884
Current portion of deferred income tax liabilities	44,785	32,919
Derivative instruments	55,233	—
Other accrued liabilities	301,119	214,065

Current liabilities	659,919	520,019
Long-term debt	1,813,809	1,234,718
Reclamation and remediation liabilities	259,758	176,934
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	345,375	—
Deferred income tax liabilities	566,149	140,800
Employee related benefits	159,406	159,542
Other long-term liabilities	204,224	93,220

Total liabilities	4,062,481	2,379,074

Commitments and contingencies (Notes 8, 9 and 17)
Minority interest in subsidiaries	318,101	262,848

STOCKHOLDERS’ EQUITY
Convertible preferred stock	—	11,500
Common stock	556,545	313,881
Additional paid-in capital	5,068,201	1,458,369
Accumulated other comprehensive income (loss)	48,258	(9,448)
Retained deficit	(216,082)	(274,536)

Total stockholders’ equity	5,456,922	1,499,766

Total liabilities and stockholders’ equity	$9,837,504	$4,141,688

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

Unaudited. As Restated. See Note 20.

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Operating activities:
Net income (loss)	$62,192	$(80,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	225,788	156,673
Amortization of deferred stripping costs, net	8,903	7,702
Deferred tax benefit	(10,403)	(35,735)
Foreign currency exchange loss	10,504	786
Minority interest, net of dividends	27,134	18,240
Undistributed earnings of affiliated companies	(14,859)	(3,769)
Write-down of assets	15,897	7,144
Cumulative effect of a change in accounting principle, net of tax	(7,701)	—
Gain on sale of marketable securities of Lihir	(47,298)	—
Noncash merger and restructuring expenses	—	14,667
(Gain) loss on sale of assets and other	(6,557)	(3,519)
(Increase) decrease in operating assets:
Accounts receivable	14,413	6,657
Inventories	(5,441)	36,663
Other assets	14,881	30,791
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(46,473)	(44,787)
Other liabilities	(42,896)	3,716

Net cash provided by operating activities	198,084	114,336

Investing activities:
Additions to property, plant and mine development	(140,810)	(209,970)
Proceeds from sale of short-term investments	406,731	—
Proceeds from sale of marketable securities of Lihir	84,002	—
Proceeds from settlement of cross currency swaps	50,816	—
Net cash effect of acquisitions	(87,885)	—
Repayments from (advances to) joint ventures and affiliates	(24,750)	343
Proceeds from asset sales and other	19,888	(42)

Net cash provided by (used in) investing activities	307,992	(209,669)

Financing activities:
Repayment of short-term debt	—	(10,000)
Proceeds from long-term debt	489,131	989,100
Repayment of long-term debt	(911,817)	(907,627)
Dividends paid on common and preferred stock	(25,871)	(15,473)
Decrease in restricted cash	—	40,000
Proceeds from stock issuances	62,898	4,381
Other	(691)	(3,272)

Net cash provided by (used in) financing activities	(386,350)	97,109

Effect of exchange rate changes on cash	16,248	(2,588)

Net change in cash and cash equivalents	135,974	(812)
Cash and cash equivalents at beginning of period	149,431	77,558

Cash and cash equivalents at end of period	$285,405	$76,746

Supplemental information:
Interest paid, net of amounts capitalized of $2,294 and $6,642, respectively	$61,668	$44,137
Income taxes paid	$45,700	$42,598

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Basis of Preparation of Financial Statements and Supplemental Accounting Policy Information

These unaudited interim consolidated financial statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included, including adjustments designed to capture the restatements described below. These adjustments are of a normal recurring nature except for the restatement adjustments described below. These interim financial statements should be read in conjunction with the consolidated financial statements of Newmont included in its 2002 Annual Report on Form 10-K filed March 27, 2003, its 2001 Annual Report on Form 10-K, including Amendment No. 1, filed March 20, 2003 and information on Form 8-K dated February 15, 2002, including Amendment No.1, filed on April 16, 2002.

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

Restatements

As further discussed in Note 20, Newmont has determined that certain adjustments are required to restate the Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2002 and 2001 and at June 30, 2002. Overall the adjustments decreased net income by $6.0 million, or $0.02 per share, and increased net loss by $12.0 million, or $0.07 per share for the six months ended June 30, 2002 and 2001, respectively. The adjustments also increased the Stockholders’ equity of the Company at June 30, 2002 by $9.2 million. The adjustments were necessary (i) to account for a prepaid forward sales contract and a forward purchase contract as a single borrowing; (ii) to correct depreciation rates on certain mining assets at the

Company’s subsidiary, Minera Yanacocha; (iii) to properly amortize acquired mineral interests; (iv) to record the impact in the Company’s investment in Batu Hijau, accounted for under the equity method, for correcting its depreciation and deferred stripping calculations so as to exclude material other than proven and probable reserves; and, (v) to include depreciation, depletion and amortization expense as a capitalized cost in inventory. All amounts in the accompanying footnotes have been adjusted for these restatements as appropriate.

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

Precious Metals

Precious metals inventories represent saleable gold doré or gold bullion and are valued at the average cost of the respective in-process inventories incurred prior to the refining the process, plus refining costs.

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

At the Company’s equity accounted Batu Hijau operation, deferred stripping costs are charged to Production costs as copper and gold are produced and sold using the UOP method based on estimated recoverable pounds and ounces, respectively, of proven and probable ore reserves, using a stripping ratio based on total tons to be moved to total pounds of copper and ounces of gold to be recovered over the life of the mine. In the fourth quarter of 2002, NTP determined that PTNNT had incorrectly included material other than proven and probable reserves in its deferred stripping calculations. As a result, NTP restated its financial statements beginning with the fourth quarter 1999 through third quarter of 2002. (See Note 20.)

The average remaining life of the open-pit mine operations where the Company defers mining costs is six years, which represents the average time period over which the deferred stripping costs will be amortized. The amortization of deferred stripping costs is reflected in the income statement over the remaining life of the open-pit mine operations so that no unamortized balance remains at mine closure. Cash flows from the Company’s individual mining operations are reviewed regularly, and at least annually, for the purpose of assessing whether any write downs to the deferred stripping cost balances are required.

Historically, Newmont classified deferred stripping costs as a component of Property, Plant and Mine Development on the Consolidated Balance Sheets. Effective January 1, 1999, Newmont has classified these costs as separate line items, Deferred stripping costs and Current portion of deferred stripping costs, on the Consolidated Balance Sheets. Total deferred stripping costs as of June 30, 2002 and December 31, 2001 of $82.7 million and $91.6 million, respectively, include current portions of $73.9 million and $71.5 million, respectively.

In addition, Newmont has historically classified additions to deferred stripping costs as a component of Additions to property, plant and mine development in Investing activities in the Statements of Consolidated Cash Flows. Effective January 1, 1999, Newmont also has classified additions to deferred stripping costs as a component of Amortization of deferred stripping costs, net in Operating activities in the Statements of Consolidated Cash Flows. Additions to deferred stripping costs for the six-month periods ended June 30, 2002 and 2001 of $8.1 million and $10.9 million, respectively, have been reclassified to conform to the current presentation. The foregoing changes, which have no impact to reported earnings, have been made to more accurately reflect the operating nature of the deferred stripping method.

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

Foreign Currency Translation

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Stockholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in Dividends, interest, foreign currency exchange and other income. References to “A$” refers to Australian currency, CDN $ to Canadian currency and “$” or “US$”, to United States currency.

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

The purchase price allocations are preliminary and were finalized following the completion of an independent appraisal at the end of 2002. The final purchase price allocations differed from the preliminary allocation presented above, particularly with respect to the amounts allocated to acquired property, plant and mine development, mineral reserves, undeveloped mineral interests, exploration properties, equity investments in mining operations, intangibles and goodwill (see Note 22). The final purchase price allocation may result in increases in future depreciation, depletion and amortization charges. The Company does not currently anticipate this goodwill will be deductible for tax purposes.

For information purposes only, the following unaudited pro forma data reflect the consolidated results of operations of Newmont as if the acquisitions of Normandy and Franco-Nevada had taken place on January 1, 2001 and 2002, respectively, (in millions, except per share data):

	Six months ended
	June 30, 2002	June 30, 2001
	(unaudited)
Sales and other income(1)	$1,368.8	$1,269.7
Net loss applicable to common shares before cumulative effect of a change in accounting principle(1)	$(77.6)	$(120.3)
Net loss applicable to common shares(1)	$(69.9)	$(120.3)
Basic and diluted loss per common share before cumulative effect of a change in accounting principle(1)	$(0.20)	$(0.31)
Basic and diluted loss per common share(1)	$(0.18)	$(0.31)
Basic and diluted weighted average common shares outstanding	394.1	390.0

(1) As restated. See Note 20.

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

The allocation of goodwill to reporting units is preliminary and was finalized at the end of 2002; therefore, the final allocation differed from the preliminary allocation below (see Note 22). Changes in the carrying amount of goodwill by reporting unit during the first half of 2002 are summarized in the following table (in millions) (unaudited):

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

(4)    Inventories

	At June 30, 2002	At December 31, 2001
	(unaudited)
	(in thousands)
Current:
Stockpiles	$103,725	$168,501
Ore on leach pad	205,941	147,656
In-process	100,590	32,297
Precious metals	68,637	10,179
Materials and supplies	112,946	92,556
Other	—	925

	$591,839	$452,114

Non-current:
Stockpiles	$62,603	$18,464
Ore on leach pad	56,648	99,228

	$119,251	$117,692

(5)    Property, Plant and Mine Development

	At June 30, 2002			At December 31, 2001
	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(in thousands)
Land	$97,373	$—	$97,373	$86,388	$—	$86,388
Buildings and equipment	3,946,236	(2,205,486)	1,740,750	3,491,231	(2,068,149)	1,423,082
Mine development	925,041	(585,868)	339,173	842,409	(519,484)	322,925
Construction-in-progress	153,220	—	153,220	97,854	—	97,854

Total	$5,121,870	$(2,791,354)	$2,330,516	$4,517,882	$(2,587,633)	$1,930,249

	At June 30, 2002			At December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Mineral Interests:
Producing property
Proven and probable reserves	$971,361	$(248,451)	$722,910	$365,566	$(205,716)	$159,850
Undeveloped mineral interests	413,121	(1,565)	411,556	17,148	—	17,148
Royalties	302,190	(6,494)	295,696	—	—	—

	1,686,672	(256,510)	1,430,162	382,714	(205,716)	176,998

Non-producing property
Proven and probable reserves	130,214	—	130,214	—	—	—
Undeveloped mineral interests	244,904	(2,065)	242,839	—	—	—
Royalties	12,367	(135)	12,232	—	—	—

	387,485	(2,200)	385,285	—	—	—

Total mineral interests	2,074,157	(258,710)	1,815,447	382,714	(205,716)	176,998

Oil and gas:
Producing property
Royalties	43,461	(1,045)	42,416	—	—	—
Working interest	24,038	(323)	23,715	—	—	—

	67,499	(1,368)	66,131	—	—	—

Non-producing property
Royalties	13,020	—	13,020	—	—	—
Working interest	4,674	—	4,674	—	—	—

	17,694	—	17,694	—	—	—

Total oil and gas	85,193	(1,368)	83,825	—	—	—

Other	12,700	—	12,700	—	—	—

Total	$2,172,050	$(260,078)	$1,911,972	$382,714	$(205,716)	$176,998

The Company’s mineral interests and oil and gas interests intangible assets are subject to amortization. The aggregate amortization expense for the three month and six month periods ended June 30, 2002 was $39.0 million and $54.4 million, respectively.

(7)    Deferred Stripping

Movements in the deferred stripping costs balance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Opening balance	$85,582	$128,010	$91,631	$129,041
Additions	6,652	2,349	8,101	10,930
Amortization	(9,506)	(9,020)	(17,004)	(18,632)

Closing balance	$82,728	$121,339	$82,728	$121,339

See Notes 1 and 21 for additional information concerning deferred stripping.

(8)    Investments

	At June 30, 2002	At December 31, 2001
	(unaudited)
	(in thousands)
Investments in affiliates:
Batu Hijau(1)	$582,839	$543,324
TVX Newmont Americas	170,926	—
Echo Bay Mines	108,710	—
Australian Magnesium Corporation	34,012	—
Australian Gold Refinery	10,883	—

	907,370	543,324

Other:
Infrastructure bond	96,400	—
Other	4,998	—

	$1,008,768	$543,324

(1) As restated. See Note 20.

Investments in Affiliated Companies

Batu Hijau

Newmont has an indirect 45% interest in P.T. Newmont Nusa Tenggara (“PTNNT”), the owner of the Batu Hijau copper/gold mine in Indonesia, through its 56.25% interest in the Nusa Tenggara Partnership (“NTP”) which owns 80% of PTNNT. The equity investment in Batu Hijau was $582.8 million and $543.3 million at June 30, 2002 and December 31, 2001, respectively, based on accounting principles generally accepted in the U.S. Differences between 56.25% of NTP’s net assets and Newmont’s investment include (i) $200.3 million for the fair market value adjustment recorded by NTP in conjunction with Newmont’s initial contribution, (ii) $27.9 million for intercompany charges, (iii) $111.8 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest and (iv) $139.8 million for contributions recorded by Newmont that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. (See Note 16 for a description of Newmont’s equity income (loss) in Batu Hijau, where the net income (loss) reflects the elimination of interest between PTNNT and NTP).

NTP’s long-term debt was guaranteed by Newmont and its partner until project completion tests were met in October 2000, at which time such debt became non-recourse to Newmont. Scheduled repayments of this debt are in semi-annual installments of $43.4 million through November 2010, and $22.1 million from May 2011 through November 2013.

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

In the fourth quarter of 2002, NTP determined that PTNNT had incorrectly included material other than proven and probable reserves in its depreciation and deferred stripping calculations. NTP also determined that PTNNT had incorrectly included third party smelting and refining charges as a component of production costs when such charges are more properly reflected as a reduction of revenue based on the terms of NTP’s sales contracts. Furthermore, NTP also determined that PTNNT had incorrectly excluded DD&A as a capitalized cost in inventory. As result, NTP restated its financial statements from 1999 through September 2002 (see Note 20).

The following is NTP summarized financial information based on U.S. generally accepted accounting principles:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited and in thousands)
Revenues, net of smelting and refining costs(2)	$94,083	$104,279	$165,988	$176,531
Revenues from by-product sales credited to production costs(1)	$37,342	$38,839	$59,475	$63,074
Net income (loss) before cumulative effect of a change in accounting principle(1)	$13,181	$(657)	$8,751	$(23,656)
Net income (loss)(1)	$13,181	$(657)	$8,751	$(22,683)

	At June 30, 2002	At December 31, 2001
	(unaudited and in thousands)
Current assets(1)	$213,497	$162,686
Property, plant and mine development, net(1)	$1,706,515	$1,737,504
Intangible mineral interests	$198,424	$202,830
Other assets(1)	$293,948	$273,737
Debt and related interest to partners and affiliate	$257,338	$254,891
Other current liabilities(1)	$92,560	$124,152
Long-term debt-third parties (including current portion)	$935,771	$935,771
Other liabilities(1)	$171,775	$163,993

(1)	As restated. See Note 20.
(2)	As restated to reflect smelting and refining costs as a reduction of revenue.

The Batu Hijau (“PTNNT”) operation produces a metal concentrate, which contains payable copper and gold and minor values of payable silver. PTNNT has entered into long-term contracts for the sale of these metal concentrates with highly reputable refiners in Japan, Korea, Australia, China (“Non-European Refiners”) and Europe (“European Refiners”). In accordance with the contracts, title to the concentrates and the risk of loss are passed to the buyer when the concentrates are moved over the vessel’s rail at the Port (loading Port for Non-European Refiners and unloading Port for European Refiners). The contract terms provide that 90% of a provisional sales price, which is calculated in accordance with terms specified in the individual contracts based on an initial assay and weight certificate, is collected within three business days after the concentrates arrive at the smelter (“final delivery”). Factors entering into the calculation of the provisional sales price are (1) metals prices, pursuant to the terms of related contracts, calculated using quoted London Metals Exchange (“LME”) prices for the second calendar week prior to shipment and (2) treatment and refining charges. The balance of the sales price is received at final settlement and is based on final assays and weights, and final metal prices during the respective metal quotational periods. The quotational period for copper is the average LME price in the third month following the month of final delivery. The quotational period for gold and silver is the average LME price in the month of shipment. Final delivery to Non-European Refiners and European Refiners takes approximately 14 days and 30 days, respectively. The majority of the Batu Hijau concentrates are shipped to Non-European Refiners. Accordingly, the time between initial recording of revenue and final settlement averages approximately three and one-half months but could be as long as four months.

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

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the month-end spot price and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificate. PTNNT previously marked to market its provisional sales based on the month end spot prices. Effective January 1, 2002, PTNNT changed its methodology to mark to market its provisional sales based on the forward price for the estimated month of settlement. This change in methodology did not have a material effect on net income for the six months ended June 30, 2002. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice. For the six months ended June 30, 2002 and 2001, PTNNT had recorded revenues of $212 million and $223 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 5.2% and 0.9% for the six months ended June 30, 2002 and 2001, respectively. The average price adjustment for gold was 4.4% and 0.2% for the six months ended June 30, 2002 and 2001, respectively.

PTNNT’s sales based on a provisional sales price contain an embedded derivative which is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period prior to final settlement. At June 30, 2002, PTNNT had consolidated embedded copper derivatives on 107.7 million pounds recorded at an average price of $0.74 per pound. These derivatives are expected to be finally priced during the third quarter of 2002. A one-cent movement in the average price used for these derivatives will have an approximate $0.7 million impact on PTNNT’s 2002 net income.

Revenue from the sale of by-products, consisting of gold and silver is credited to production costs applicable to sales in the determination of net income for each period presented. These by-product commodities, gold and silver, represented 40% and 37% of sales net of smelting and refining charges and reduced production costs by 57% and 48% for the three-month periods ended June 30, 2002 and 2001, respectively, 36% and 36% of sales net of smelting and refining charges and reduced production costs by 49% and 41% for the six-month periods ended June 30, 2002 and 2001, respectively. Gold and silver revenues are significant to the economics of the Batu Hijau operations. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

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

In 2001, PTNNT purchased A$15 million at an average price of US$0.4971. These contracts covered 1.5 million Australian dollars each month and were designated as cash flow hedges with the net effect of marking to market the contracts recorded in Accumulated other comprehensive income. The outstanding Australian dollar contracts at June 30, 2002 of US$3 million (A$6 million) will be settled between July 2002 through October 2002.

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

TVX Newmont Americas

Newmont had a 49.9% interest in TVX Newmont Americas. The principal assets of TVX Newmont Americas are interests in the following operating gold mines in South America and Canada:

Mine	Interest of TVX Newmont Americas	Location
Paracatu	49%*	Brazil
Crixas	50%*	Brazil
La Coipa	50%	Chile
Musselwhite	31.9%	Canada
New Britannia	50%	Canada

*	Economic interest

On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas (See Note 22.)

Australian Magnesium Corporation

Newmont has a 22.8% voting interest in Australian Magnesium Corporation (“AMC”), which raised equity to support the development of a A$1.3 billion project involving a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys. Newmont has an obligation to contribute to AMC A$100 million (approximately $56 million) in equity between October 31, 2002 and January 31, 2003. Newmont is guarantor of AMC’s A$71 million (approximately $40 million) corporate facility as well as AMC’s subsidiary, QMC Finance Pty. Limited’s (“QMC”) foreign exchange hedging position. Newmont provided a A$90 million (approximately $51 million) contingency equity commitment in the event the project does not achieve certain specified production and operating criteria by September 2006.

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

On January 3, 2003, Newmont contributed A$100 million to AMC, increasing its ownership percentage. Newmont’s ownership percentage was then subsequently decreased. (See Note 22.)

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

On January 31, 2003, Newmont exchanged its investment in Echo Bay for an interest in Kinross Gold Corporation. See Note 22.

Other Investments

Infrastructure Bond

During 1996, Normandy entered into a series of contemporaneous transactions whereby infrastructure bonds were issued and sold, resulting in the realization of a premium. This premium is amortized over the life of the bonds and the unamortized balance of the premium at June 30, 2002 was approximately $5 million.

(9)    Long-Term Debt

NMC increased its debt as detailed in the following schedule:

	June 30, 2002	December 31, 2001
	(unaudited)
	(in thousands)
Sale-leaseback of refractory ore treatment plant	$309,718	$318,092
Newmont $750 million revolving credit facility	—	—
8.375% debentures, net of discount	202,168	200,583
8.625% notes, due April 1, 2002	—	150,000
8.625% notes, net of discount	276,009	272,386
6% convertible subordinated debentures	99,980	99,980
Newmont Australia 7.625% notes, net	152,990	—
Newmont Australia 7.5% notes, net	102,160	—
Newmont Yandal 8.875% notes, net	237,220	—
Medium-term notes	32,000	32,000
Prepaid forward sales obligation(1)	145,000	145,000
Newmont Australia infrastructure bonds	101,400	—
Project financings, capital leases and other	281,504	208,240
Interest rate swaps	(5,656)	588

	1,934,493	1,426,869
Current maturities	(120,684)	(192,151)

	$1,813,809	$1,234,718

(1)	As restated. See Note 20.

Scheduled minimum long-term debt repayments are $74 million for the remainder of 2002, $89 million in 2003, $180 million in 2004, $500 million in 2005, $99 million in 2006, $77 million in 2007 and $916 million thereafter.

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

In July 1999, Newmont entered into a prepaid forward sales contract (“Prepaid Forward”) under which it agreed to sell 483,333 ounces of gold to be delivered in June of each of 2005, 2006 and 2007 in annual installments of 161,111 ounces. The Prepaid Forward also included semi-annual delivery requirements of 17,951 ounces of gold, beginning June 2000 through June 2007 for a total delivery obligation over the life of the contract of 752,598 ounces. The Company received net proceeds from this transaction of $137.2 million ($145.0 million of gross proceeds before transaction costs of $653,000 and the purchase of a $7.1 million surety bond) that was recorded as deferred revenue, included in the long-term liabilities section of the consolidated balance sheet and was to be recognized into income incrementally when the 161,111 ounce annual gold deliveries were made in 2005, 2006 and 2007. At the time the Company entered into the Prepaid Forward, it also entered into a forward gold purchase contract (“Forward Purchase”), with the same counterparty, to hedge the price risk with respect to the semi-annual delivery requirements. The Forward Purchase provides for semi-annual purchases of 17,951 ounces of gold on each semi-annual delivery date under the Prepaid Forward at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007. On each semi-annual delivery date through June 30, 2002, the ounces purchased under the Forward Purchase were delivered in satisfaction of the Company’s delivery requirements under the Prepaid Forward. As discussed in Note 20, Newmont determined that the accounting treatment for this transaction required correction as the contract did not meet the technical criteria necessary to be accounted for in the manner reflected in the historical financial statements. To properly account for the transaction, the Company’s long-term debt was increased by $145.0 million as the Prepaid Forward and related Forward Purchase are treated under a financing accounting model and accounted for as a single borrowing of $145.0 million in July 1999, with interest accruing, based on an effective interest rate recognized over the full term of the borrowing. See Note 20 for a complete description of the accounting for the transaction and resulting restatement.

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

Fuel Hedges

From time to time, Newmont has used certain derivative instruments to hedge a portion of its exposure to fuel price market fluctuations. At June 30, 2002, Newmont had contracts expiring in September 2002 covering approximately 1.8 million gallons of diesel fuel at its Nevada operations at prices ranging from approximately $0.61 to $0.69 per gallon. These transactions have been designated as cash flow hedges and had a minimal fair value at June 30, 2002 and a positive fair value of $1.3 million at December 31, 2001.

(11)    Dividends, Interest, Foreign Currency Exchange and Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
	(in thousands)
Interest income	$5,102	$1,091	$7,898	$1,708
Foreign currency exchange gain (loss)	6,144	230	(1,482)	(786)
Gain on sale of exploration properties	4,649	257	6,402	3,823
Other	(1,052)	1,770	2,440	1,954

Total	$14,843	$3,348	$15,258	$6,699

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

(13)    Accounting Changes and Recent Pronouncements

Change In Accounting Policy—Property, Plant and Mine Development, Net

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to DD&A of Property, Plant and Mine Development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, Newmont further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change through December 31, 2001 increased net income as of January 1, 2002 by $7.7 million, net of tax of $4.1 million, and increased earnings per basic and diluted common share by $0.02 per share.

The table below presents the impact of the accounting change on Net income before cumulative effect of the accounting change for the three- and six-month periods ended June 30, 2002 and the pro forma effect for the three- and six-month periods ended June 30, 2001 as if the change had been in effect for that period (in thousands, except per share amounts):

	Three months ended		Six months ended
Increase/(Decrease) to net income	June 30, 2002 (Actuals)	June 30, 2001 (Pro forma)	June 30, 2002 (Actuals)	June 30, 2001 (Pro forma)
Depreciation, depletion, and amortization	$2,423	$576	$4,005	$69
Income tax expense	(848)	(202)	(1,402)	(24)

Net income before cumulative effect of a change in accounting principle	$1,575	$374	$2,603	$45

Net income before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00	$0.01	$0.00

The table below presents pro forma net income and earnings per share before cumulative effect of a change in accounting principle for the three-month and six-month periods ended June 30, 2001 as if the Company had adopted the new accounting method for Property plan and mine development, net as of January 1, 2001:

	Three months ended June 30, 2001		Six months ended June 30, 2001
	Net loss applicable to common shares before cumulative effect of a change in accounting principle	Loss per share before cumulative effect of a change in accounting principle	Net loss applicable to common shares before cumulative effect of a change in accounting principle	Loss per share before cumulative effect of a change in accounting principle
As reported	$(32,640)	$(0.17)	$(84,630)	$(0.44)
Change in accounting method for Property, plant and mine development, net	374	0.00	45	0.00

Pro forma	$(32,266)	$(0.17)	$(84,585)	$(0.44)

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

(14)    Stockholders’ Equity

Exchangeable Shares

In connection with the acquisition of Franco-Nevada, certain holders of Franco-Nevada common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco- Nevada) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividend and other rights economically equivalent to holders of Newmont common stock. At June 30, 2002, the value of these shares was included in Additional paid-in capital.

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

(15)    Statement of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
	(in thousands)
Net income (loss)(1)	$68,990	$(30,772)	$62,192	$(80,893)

Other comprehensive income (loss), net of tax:
Realized gain on sale of Lihir	(29,036)	—	(18,273)	—
Unrealized gain on marketable equity securities	2,499	13,270	2,714	8,981
Foreign currency translation adjustments	17,288	(5,485)	18,125	(6,131)
Changes in fair value of cash flow hedge instruments(1)	39,077	(1,550)	55,140	2,449

Total other comprehensive income (loss)(1)	29,828	6,235	57,706	5,299

Comprehensive income(1)	$98,818	$(24,537)	$119,898	$(75,594)

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

Financial information relating to Newmont’s segments is as follows:

Three Months Ended June 30, 2002

(In millions and unaudited)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net(1)	$186.6	$40.9	$227.5	$149.0	$23.5	$172.5	$23.1	$129.7	$152.8
Royalties	$—	$—	$—	$—	$—	$—	$—	$0.3	$0.3
Interest income	$—	$—	$—	$0.1	$—	$0.1	$0.2	$4.0	$4.2
Interest expense(1)	$—	$—	$—	$2.5	$0.1	$2.6	$—	$10.0	$10.0
Exploration and research expense	$3.9	$—	$3.9	$2.5	$0.2	$2.7	$0.4	$2.5	$2.9
Depreciation, depletion and amortization(1)	$25.2	$9.1	$34.3	$26.2	$3.8	$30.0	$6.4	$23.3	$29.7
Pre-tax income (loss) before minority interest and equity income(1)	$(0.1)	$7.7	$7.6	$47.7	$8.2	$55.9	$10.1	$7.5	$17.6
Equity income of affiliates(1)	$—	$—	$—	$—	$—	$—	$—	$3.1	$3.1
Amortization of deferred stripping, net	$3.2	$(0.3)	$2.9	$—	$—	$—	$—	$—	$—
Asset write-down(1)	$7.4	$—	$7.4	$—	$—	$—	$—	$0.1	$0.1
Capital expenditures	$12.0	$3.7	$15.7	$43.3	$0.4	$43.7	$3.6	$16.3	$19.9
Total assets(1)	$1,895.7	$175.8	$2,071.5	$1,089.6	$41.4	$1,131.0	$209.8	$2,121.9	$2,331.7

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net(1)	$22.2	$34.6	$609.6	$22.9	$—	$—	$—	$632.5
Royalties	$—	$—	$0.3	$—	$—	$10.4	$0.5	$11.2
Interest income	$—	$—	$4.3	$—	$—	$0.3	$0.5	$5.1
Interest expense(1)	$0.2	$—	$12.8	$—	$—	$—	$22.3	$35.1
Exploration and research expense	$—	$0.6	$10.1	$1.1	$4.0	$—	$3.6	$18.8
Depreciation, depletion and amortization(1)	$3.1	$10.6	$107.7	$6.7	$2.0	$6.0	$1.2	$123.6
Pre-tax income (loss) before minority interest and equity income(1)	$9.1	$6.6	$96.8	$7.8	$(5.9)	$4.9	$(2.8)	$100.8
Equity income of affiliates	$—	$—	$3.1	$—	$—	$1.2	$13.0	$17.3
Amortization of deferred stripping, net	$—	$—	$2.9	$—	$—	$—	$—	$2.9
Asset write-down(1)	$—	$—	$7.5	$0.1	$—	$—	$—	$7.6
Capital expenditures	$0.8	$5.1	$85.2	$2.5	$0.0	$0.6	$0.7	$89.0
Total assets(1)	$105.1	$530.1	$6,169.4	$488.9	$226.6	$2,073.9	$878.7	$9,837.5

Three Months Ended June 30, 2001

(In millions and unaudited)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net(1)	$161.7	$30.1	$191.8	$112.1	$19.3	$131.4	$8.9	$—	$8.9
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.7	$—	$0.7	$—	$—	$—
Interest expense(1)	$—	$—	$—	$0.1	$0.1	$0.2	$—	$—	$—
Exploration and research expense	$2.5	$—	$2.5	$4.5	$0.2	$4.7	$0.5	$—	$0.5
Depreciation, depletion and amortization(1)	$24.2	$7.4	$31.6	$19.4	$4.7	$24.1	$1.0	$—	$1.0
Pre-tax income (loss) before minority interest and equity income(1)	$(11.2)	$0.6	$(10.6)	$32.2	$0.5	$32.7	$4.1	$—	$4.1
Equity income of affiliates(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$6.4	$0.1	$6.5	$—	$—	$—	$—	$—	$—
Asset write-down(1)	$0.5	$—	$0.5	$—	$—	$—	$—	$—	$—
Capital expenditures	$12.7	$1.9	$14.6	$94.5	$4.4	$98.9	$0.6	$—	$0.6
Total assets(1)	$1,471.0	$184.0	$1,655.0	$929.3	$54.5	$983.8	$34.1	$—	$34.1

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net(1)	$13.5	$21.7	$367.3	$—	$—	$—	$—	$367.3
Royalties	$—	$—	$—	$—	$—	$—	$0.1	$0.1
Interest income	$—	$0.1	$0.8	$—	$—	$—	$0.3	$1.1
Interest expense(1)	$0.2	$—	$0.4	$—	$—	$—	$23.2	$23.6
Exploration and research expense	$—	$—	$7.7	$—	$2.6	$—	$5.0	$15.3
Depreciation, depletion and amortization(1)	$3.1	$5.3	$65.1	$—	$0.3	$—	$1.3	$66.7
Pre-tax income (loss) before minority interest and equity income(1)	$3.3	$3.9	$33.4	$—	$(3.1)	$—	$(57.1)	$(26.8)
Equity income of affiliates(1)	$—	$—	$—	$—	$—	$—	$8.3	$8.3
Amortization of deferred stripping, net	$—	$0.2	$6.7	$—	$—	$—	$—	$6.7
Asset write-down(1)	$—	$0.7	$1.2	$—	$—	$—	$—	$1.2
Capital expenditures	$5.0	$—	$119.1	$—	$—	$—	$(0.3)	$118.8
Total assets(1)	$100.9	$79.6	$2,853.4	$—	$7.7	$—	$1,144.9	$4,006.0

Six Months Ended June 30, 2002

(In millions and unaudited)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net(1)	$362.9	$76.5	$439.4	$289.2	$43.4	$332.6	$39.9	$185.9	$225.8
Royalties	$—	$—	$—	$—	$—	$—	$—	$0.8	$0.8
Interest income	$—	$—	$—	$0.2	$—	$0.2	$0.4	$5.4	$5.8
Interest expense(1)	$0.1	$—	$0.1	$5.4	$0.2	$5.6	$0.2	$15.9	$16.1
Exploration and research expense	$6.3	$—	$6.3	$4.3	$0.6	$4.9	$0.6	$3.1	$3.7
Depreciation, depletion and amortization(1)	$52.0	$17.7	$69.7	$61.2	$6.9	$68.1	$9.9	$35.3	$45.2
Pre-tax income (loss) before minority interest and equity income(1)	$(9.0)	$10.1	$1.1	$75.4	$13.1	$88.5	$17.9	$(3.8)	$14.1
Equity income of affiliates(1)	$—	$—	$—	$—	$—	$—	$—	$3.1	$3.1
Amortization of deferred stripping, net	$9.5	$(0.6)	$8.9	$—	$—	$—	$—	$—	$—
Asset write-down(1)	$15.3	$—	$15.3	$—	$—	$—	$—	$0.3	$0.3
Cumulative effect	$0.9	$7.2	$8.1	$—	$—	$—	$(0.4)	$—	$(0.4)
Capital expenditures	$20.7	$6.9	$27.6	$69.7	$0.6	$70.3	$5.7	$21.6	$27.3
Total assets(1)	$1,895.7	$175.8	$2,071.5	$1,089.6	$41.4	$1,131.0	$209.8	$2,121.9	$2,331.7

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net(1)	$37.4	$56.6	$1,091.8	$32.3	$—	$—	$—	$1,124.1
Royalties	$—	$—	$0.8	$—	$—	$13.8	$0.4	$15.0
Interest income	$—	$—	$6.0	$—	$—	$1.1	$0.8	$7.9
Interest expense(1)	$0.3	$—	$22.1	$—	$—	$—	$44.1	$66.2
Exploration and research expense	$—	$0.6	$15.5	$1.2	$7.4	$—	$6.3	$30.4
Depreciation, depletion and amortization(1)	$5.4	$16.0	$204.4	$7.0	$3.5	$8.2	$2.7	$225.8
Pre-tax income (loss) before minority interest and equity income(1)	$14.5	$8.9	$127.1	$6.2	$(10.8)	$5.8	$(31.7)	$96.6
Equity income of affiliates(1)	$—	$—	$3.1	$—	$—	$0.7	$14.9	$18.7
Amortization of deferred stripping, net	$—	$—	$8.9	$—	$—	$—	$—	$8.9
Asset write-down(1)	$—	$—	$15.6	$0.3	$—	$—	$—	$15.9
Cumulative effect	$—	$—	$7.7	$—	$—	$—	$—	$7.7
Capital expenditures	$2.7	$5.9	$133.8	$4.1	$0.2	$0.6	$2.1	$140.8
Total assets(1)	$105.1	$530.1	$6,169.4	$488.9	$226.6	$2,073.9	$878.7	$9,837.5

Six Months Ended June 30, 2001

(In millions and unaudited)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net(1)	$354.7	$68.6	$423.3	$235.5	$37.4	$272.9	$16.3	$—	$16.3
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.9	$—	$0.9	$—	$—	$—
Interest expense(1)	$0.1	$—	$0.1	$1.2	$0.3	$1.5	$—	$—	$—
Exploration and research expense	$5.0	$0.3	$5.3	$8.5	$0.3	$8.8	$0.8	$—	$0.8
Depreciation, depletion and amortization(1)	$59.6	$17.4	$77.0	$46.7	$9.9	$56.6	$2.1	$—	$2.1
Pre-tax income (loss) before minority interest and equity income(1)	$(14.9)	$(2.1)	(17.0)	$70.2	$(1.8)	$68.4	$7.2	$—	$7.2
Equity income of affiliates(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$3.5	$0.1	$3.6	$—	$—	$—	$—	$—	$—
Asset write-down(1)	$6.1	$—	$6.1	$—	$0.1	$0.1	$—	$—	$—
Capital expenditures	$28.6	$4.8	$33.4	$159.0	$7.2	$166.2	$1.5	$—	$1.5
Total assets(1)	$1,471.0	$184.0	$1,655.0	$929.3	$54.5	$983.8	$34.1	$—	$34.1

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net(1)	$26.7	$52.2	$791.4	$—	$—	$—	$—	$791.4
Royalties	$—	$—	$—	$—	$—	$—	$0.2	$0.2
Interest income	$—	$0.1	$1.0	$—	$—	$—	$0.7	$1.7
Interest expense(1)	$0.5	$—	$2.1	$—	$—	$—	$44.6	$46.7
Exploration and research expense	$—	$—	$14.9	$—	$5.2	$—	$10.5	$30.6
Depreciation, depletion and amortization(1)	$6.2	$11.5	$153.4	$—	$0.3	$—	$3.0	$156.7
Pre-tax income (loss) before minority interest and equity income(1)	$6.4	$14.9	$79.9	$—	$(7.1)	$—	$(138.0)	$(65.2)
Equity income of affiliates(1)	$—	$—	$—	$—	$—	$—	$3.8	$3.8
Amortization of deferred stripping, net	$—	$4.1	$7.7	$—	$—	$—	$—	$7.7
Asset write-down(1)	$—	$0.9	$7.1	$—	$—	$—	$—	$7.1
Capital expenditures	$5.9	$—	$207.0	$—	$—	$—	$3.0	$210.0
Total assets(1)	$100.9	$79.6	$2,853.4	$—	$7.7	$—	$1,144.9	$4,006.0

(1)	As restated. See Note 20.

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

Newmont operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Batu Hijau financial information, based on U.S. generally accepted accounting principles, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
	(in millions)
Revenue, net of smelting and refining costs(2)	$94.1	$104.3	$166.0	$176.5
Interest expense	$18.0	$37.1	$36.0	$70.7
Depreciation, depletion and amortization(1)	$31.6	$26.8	$57.8	$46.8
Net income (loss) before cumulative effect of a change in accounting principle(1)	$11.4	$(10.2)	$5.0	$(38.8)
Net income (loss)(1)	$11.4	$(10.2)	$5.0	$(38.8)
Capital expenditures	$21.3	$9.3	$66.0	$(22.6)
Total assets(1)			$2,283.6	$2,217.9

(1)	As restated. See Note 20.
(2)	As restated to reflect smelting and refining costs as a reduction of revenue.

Newmont’s second quarter equity income for Batu Hijau was $13.5 million and $8.3 million for 2002 and 2001, respectively. For 2002, income was based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $2.5 million of inter-company interest, $2.4 million of inter-company management fees, and amortization adjustments of $2.3 million. For 2001, the income was based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $10.2 million of inter-company interest, $3.0 million of inter-company management fees, and amortization adjustments of $0.9 million. For the six months ended June 30, 2002, equity income of Batu Hijau was $14.9 million based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $3.6 million of inter-company interest, $5.1 million of inter-company management fees, and amortization adjustments of $3.5 million. For the comparable 2001 period, income was $3.8 million, based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $17.4 million of inter-company interest, $5.6 million of inter-company management fees, and amortization adjustments of $2.6 million.

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

(18)    Condensed Consolidating Financial Information

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

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(In millions and unaudited)
Three Months Ended June 30, 2002
Sales and other income
Sales—gold(1)	$—	$436.8	$172.7	$—	$609.5
Sales—base metals, net	—	—	22.9	—	22.9
Royalties	—	0.6	12.4	(1.8)	11.2
Gain on sale of marketable securities of Lihir	—	47.3	—	—	47.3
Dividends, interest and other income—intercompany	5.0	1.4	8.5	(14.9)	—
Dividends, interest, foreign currency exchange and other income	—	3.6	11.3	—	14.9

	5.0	489.7	227.8	(16.7)	705.8

Costs and Expenses
Cost applicable to sales—gold(1)	—	268.6	109.6	(2.3)	375.9
Cost applicable to sales—base metals	—	—	8.6	—	8.6
Depreciation, depletion and amortization(1)	—	68.3	55.3	—	123.6
Exploration and research	—	10.9	7.9	—	18.8
General and administrative	—	20.8	6.9	—	27.7
Interest expense—intercompany	5.6	2.8	6.2	(14.6)	—
Interest, net of capitalized interest(1)	—	25.1	10.0	—	35.1
Write-down of assets and other(1)	—	7.0	(1.2)	—	5.8

	5.6	403.5	203.3	(16.9)	595.5
Operating income (loss)	(0.6)	86.2	24.5	0.2	110.3
Gain (loss) on derivative instruments	—	0.4	(9.9)	—	(9.5)

Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	(0.6)	86.6	14.6	0.2	100.8
Income tax (expense) benefit(1)	—	(18.5)	(15.4)	4.1	(29.8)
Minority interest in income of subsidiaries(1)	(7.4)	(18.3)	(0.1)	6.5	(19.3)
Equity income of (1)	—	13.5	4.3	(0.5)	17.3
Equity income of subsidiaries	77.0	—	10.0	(87.0)	—

Net income (loss)	69.0	63.3	13.4	(76.7)	69.0

Preferred stock dividends	(1.9)	—	—	—	(1.9)

Net income (loss) applicable to common shares	$67.1	$63.3	$13.4	$(76.7)	$67.1

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(In millions and unaudited)
Three Months Ended June 30, 2001
Sales and other income
Sales—gold(1)	$—	$367.5	$—	$—	$367.5
Dividends, interest and other income—intercompany	—	—	—	—	—
Dividends, interest, foreign currency exchange and other income	—	3.3	—	—	3.3

	—	370.8	—	—	370.8

Costs and Expenses
Cost applicable to sales—gold(1)	—	259.2	—	—	259.2
Depreciation, depletion and amortization(1)	—	66.7	—	—	66.7
Exploration and research	—	15.3	—	—	15.3
General and administrative	—	15.0	—	—	15.0
Interest, net of capitalized interest(1)	—	23.6	—	—	23.6
Write-down of assets and other(1)	—	2.9	—	—	2.9

	—	382.7	—	—	382.7

Operating loss	—	(11.9)	—	—	(11.9)
Loss on derivative instruments	—	(14.8)	—	—	(14.8)

Pre-tax loss before minority interest and equity income of affiliates	—	(26.7)	—	—	(26.7)
Income tax expense(1)	—	(1.4)	—	—	(1.4)
Minority interest in income of subsidiaries(1)	—	(10.9)	—	—	(10.9)
Equity income of affiliates(1)	—	8.3	—	—	8.3

Net loss	—	(30.7)	—	—	(30.7)
Preferred stock dividends	—	(1.9)	—	—	(1.9)

Net loss applicable to common shares	$—	$(32.6)	$—	$—	$(32.6)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(In millions and unaudited)
Six Months Ended June 30, 2002
Sales and other income
Sales—gold(1)	$—	$840.8	$251.0	$—	$1091.8
Sales—base metals	—	—	32.3	—	32.3
Royalties	—	1.2	16.2	(2.4)	15.0
Gain on sale of marketable securities of Lihir	—	47.3	—	—	47.3
Dividends, interest and other income—intercompany	5.0	1.9	10.6	(17.5)	—
Dividends, interest, foreign currency exchange and other income	—	8.6	6.6	—	15.2

	5.0	899.8	316.7	(19.9)	1,201.6

Costs and Expenses
Cost applicable to sales—gold(1)	—	536.8	162.3	(2.7)	696.4
Cost applicable to sales—base metals	—	—	19.1	—	19.1
Depreciation, depletion and amortization(1)	—	149.4	76.4	—	225.8
Exploration and research	—	19.8	10.6	—	30.4
General and administrative	—	37.6	11.4	—	49.0
Interest expense—intercompany	5.6	2.8	9.1	(17.5)	—
Interest, net of capitalized interest(1)	—	50.2	16.0	—	66.2
Write-down of assets and other(1)	—	18.0	(3.0)	—	15.0

	5.6	814.6	301.9	(20.2)	1,101.9

Operating income (loss)	(0.6)	85.2	14.8	0.3	99.7
Gain (loss) on derivative instruments	—	0.4	(3.5)	—	(3.1)

Pre-tax income (loss) before minority interest, equity income (loss) of affiliates and cumulative effect of a change in accounting principle	(0.6)	85.6	11.3	0.3	96.6
Income tax (expense) benefit(1)	—	(16.8)	(18.3)	4.1	(31.0)
Minority interest in income (loss) of subsidiaries(1)	(7.4)	(28.8)	1.4	5.0	(29.8)
Equity income of affiliates(1)	—	15.0	3.7	—	18.7
Equity income of subsidiaries	70.2	—	9.1	(79.3)	—

Net income (loss) before cumulative effect of a change in accounting principle	62.2	55.0	7.2	(69.9)	54.5
Cumulative effect of a change in accounting principle, net of tax	—	7.7	—	—	7.7

Net income (loss)	62.2	62.7	7.2	(69.9)	62.2

Preferred stock dividends	(3.8)	—	—	—	(3.8)

Net income (loss) applicable to common shares	$58.4	$62.7	$7.2	$(69.9)	$58.4

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(In millions and unaudited)
Six Months Ended June 30, 2001
Sales and other income
Sales—gold(1)	$—	$791.6	$—	$—	$791.6
Dividends, interest, foreign currency exchange and other income	—	6.7	—	—	6.7

	—	798.3	—	—	798.3

Costs and Expenses
Cost applicable to sales—gold(1)	—	526.5	—	—	526.5
Depreciation, depletion and amortization(1)	—	156.7	—	—	156.7
Exploration and research	—	30.6	—	—	30.6
General and administrative	—	30.9	—	—	30.9
Interest, net of capitalized interest(1)	—	46.7	—	—	46.7
Merger and restructuring	—	60.5	—	—	60.5
Write-down of assets and other(1)	—	12.4	—	—	12.4

	—	864.3	—	—	864.3

Operating loss	—	(66.0)	—	—	(66.0)
Gain on derivative instruments	—	0.8	—	—	0.8

Pre-tax loss before minority interest and equity income of affiliates	—	(65.2)	—	—	(65.2)
Income tax (expense) benefit(1)	—	4.0	—	—	4.0
Minority interest in income of subsidiaries(1)	—	(23.4)	—	—	(23.4)
Equity income of affiliates(1)	—	3.8	—	—	3.8

Net loss	—	(80.8)	—	—	(80.8)

Preferred stock dividends	—	(3.8)	—	—	(3.8)

Net loss applicable to common shares	$—	$(84.6)	$—	$—	$(84.6)

Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(In millions and unaudited)
At June 30, 2002
Assets
Cash and cash equivalents	$—	$126.8	$158.6	$—	$285.4
Short-term investments	—	8.6	12.4	—	21.0
Accounts receivable	10.5	12.1	126.7	(93.8)	55.5
Inventories(1)	—	448.0	143.8	—	591.8
Current portion of deferred stripping costs	—	73.9	—	—	73.9
Prepaid taxes	—	18.9	11.1	—	30.0
Current portion of deferred income tax assets(1)	—	8.0	22.8	—	30.8
Other current assets	318.5	63.8	239.2	(516.3)	105.2

Current assets	329.0	760.1	714.6	(610.1)	1,193.6
Property, plant and mine development, net(1)	—	1,686.4	644.1	—	2,330.5
Mineral interests and other intangible assets, net(1)	—	380.1	1,531.8	—	1,911.9
Investments	—	583.0	425.9	—	1,008.9
Investment in subsidiaries	4,713.7	—	342.2	(5,055.9)	—
Deferred stripping costs(1)	—	8.9	—	—	8.9
Long-term inventories	—	118.6	0.7	—	119.3
Derivative instruments	—	—	4.5	—	4.5
Deferred income tax assets	—	393.9	88.7	6.0	488.6
Other long-term assets(1)	—	230.1	575.8	(603.5)	202.4
Goodwill	—	—	2,568.9	—	2,568.9

Total assets	$5,042.7	$4,161.1	$6,897.2	$(6,263.5)	$9,837.5

Liabilities
Current portion of long-term debt	$—	$56.0	$64.7	$—	$120.7
Accounts payable	74.1	68.1	91.5	(95.6)	138.1
Current portion of deferred income tax liabilities(1)	—	32.7	12.1	—	44.8
Derivative instruments	—	—	55.2	—	55.2
Other accrued liabilities(1)	—	387.5	427.7	(514.1)	301.1

Current liabilities	74.1	544.3	651.2	(609.7)	659.9
Long-term debt	—	1,189.2	624.6	—	1,813.8
Reclamation and remediation liabilities	—	178.4	81.4	—	259.8
Deferred revenue from sale of future production(1)	—	53.8	—	—	53.8
Derivative instruments	—	—	345.4	—	345.4
Deferred income tax liabilities(1)	—	109.3	456.8	—	566.1
Employee related benefits(1)	—	158.2	1.2	—	159.4
Other long-term liabilities	465.8	88.4	252.5	(602.4)	204.3

Total liabilities	539.9	2,321.6	2,413.1	(1,212.1)	4,062.5

Minority interest in subsidiaries(1)	2.3	289.6	364.3	(338.1)	318.1

Stockholders’ equity
Convertible preferred stock	—	—	60.7	(60.7)	—
Common stock	556.5	—	0.1	(0.1)	556.5
Additional paid-in capital	4,111.8	1,782.1	3,699.9	(4,525.6)	5,068.2
Accumulated other comprehensive income (loss)(1)	48.3	(20.1)	63.3	(43.2)	48.3
Retained earnings (deficit)(1)	(216.1)	(212.1)	295.8	(83.7)	(216.1)

Total stockholders’ equity	4,500.5	1,549.9	4,119.8	(4,713.3)	5,456.9

Total liabilities and stockholders’ equity	$5,042.7	$4,161.1	$6,897.2	$(6,263.5)	$9,837.5

	At December 31, 2001
Consolidating Balance Sheets	Newmont Mining Corporation	(1) Newmont USA	Other Subsidiaries	Eliminations	(1) Newmont Mining Corporation Consolidated
	(In millions)
Assets
Cash and cash equivalents	$—	$149.4	$—	$—	$149.4
Short-term investments	—	8.2	—	—	8.2
Accounts receivable	—	19.1	—	—	19.1
Inventories	—	452.1	—	—	452.1
Marketable securities of Lihir	—	66.9	—	—	66.9
Current portion of deferred stripping costs	—	71.5	—	—	71.5
Prepaid taxes	—	29.2	—	—	29.2
Current portion of deferred income tax assets	—	7.8	—	—	7.8
Other current assets	—	42.8	—	—	42.8

Current assets	—	847.0	—	—	847.0

Property, plant and mine development, net	—	1,930.2	—	—	1,930.2
Mineral interests and other intangible assets, net	—	177.0	—	—	177.0
Investments	—	543.3	—	—	543.3
Deferred stripping costs	—	20.1	—	—	20.1
Long-term inventories	—	117.7	—	—	117.7
Deferred income tax assets	—	403.5	—	—	403.5
Other long-term assets	—	102.9	—	—	102.9

Total assets	$—	$4,141.7	$—	$—	$4,141.7

Liabilities
Current portion of long-term debt	$—	$192.2	$—	$—	$192.2
Accounts payable	—	80.9	—	—	80.9
Current portion of deferred income tax liabilities	—	32.9	—	—	32.9
Derivative instruments	—	—	—	—	—
Other accrued liabilities	—	214.0	—	—	214.0

Current liabilities	—	520.0	—	—	520.0

Long-term debt	—	1,234.7	—	—	1,234.7
Reclamation and remediation liabilities	—	176.9	—	—	176.9
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Deferred income tax liabilities	—	140.8	—	—	140.8
Employee related benefits	—	159.6	—	—	159.6
Other long-term liabilities	—	93.3	—	—	93.3

Total liabilities	—	2,379.1	—	—	2,379.1

Minority interest in subsidiaries	—	262.8	—	—	262.8

Stockholders’ equity
Convertible preferred stock	—	11.5	—	—	11.5
Common stock	—	313.9	—	—	313.9
Additional paid-in capital	—	1,458.4	—	—	1,458.4
Accumulated other comprehensive loss	—	(9.5)	—	—	(9.5)
Retained deficit	—	(274.5)	—	—	(274.5)

Total stockholders’ equity	—	1,499.8	—	—	1,499.8

Total liabilities and stockholders’ equity	$—	$4,141.7	$—	$—	$4,141.7

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(In millions and unaudited)
Six Months Ended June 30, 2002
Operating activities:
Net income (loss)(1)	$62.2	$62.7	$7.2	$(69.9)	$62.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities(1)	0.3	114.9	86.5	(0.3)	201.4
Change in working capital(1)	—	11.1	(76.6)	—	(65.5)

Net cash (used in) provided by operating activities	62.5	188.7	17.1	(70.2)	198.1

Investing activities:
Additions to property, plant and mine development	—	(100.1)	(40.7)	—	(140.8)
Proceeds from sale of short-term investments	—	—	406.7	—	406.7
Proceeds from sale of marketable securities of Lihir	—	84.0	—	—	84.0
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Net cash effect of acquisitions	(87.9)	—	—	—	(87.9)
Investment in affiliates	(70.2)	—	—	70.2	—
Proceeds from asset sales and other	—	(19.2)	14.4	—	(4.8)

Net cash (used in) provided by investing activities	(158.1)	(35.3)	431.2	70.2	308.0

Financing activities:
Net borrowings (repayments)	58.8	(180.6)	(300.9)	—	(422.7)
Dividends paid on common and preferred stock	(22.6)	—	(3.3)	—	(25.9)
Proceeds from stock issuance	59.3	3.6	—	—	62.9
Other	0.1	(0.7)	—	—	(0.6)

Net cash provided by (used in) financing activities	95.6	(177.7)	(304.2)	—	(386.3)

Effect of exchange rate changes on cash	—	1.6	14.6	—	16.2

Net change in cash and cash equivalents	—	(22.7)	158.7	—	136.0
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$126.7	$158.7	$—	$285.4

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(In millions and unaudited)
Six Months Ended June 30, 2001
Operating activities:
Net loss(1)	$—	$(80.9)	$—	$—	$(80.9)
Adjustments to reconcile net loss to net cash provided by operating activities(1)	—	162.2	—	—	162.2
Change in working capital(1)	—	33.0	—	—	33.0

Net cash provided by operating activities	—	114.3	—	—	114.3

Investing activities:
Additions to property, plant and mine development	—	(210.0)	—	—	(210.0)
Proceeds from assets sales and other	—	0.3	—	—	0.3

Net cash used in investing activities	—	(209.7)	—	—	(209.7)

Financing activities:
Net borrowings (repayments)	—	71.5	—	—	71.5
Dividends paid on common and preferred stock	—	(15.5)	—	—	(15.5)
Decrease in restricted cash	—	40.0	—	—	40.0
Proceeds from stock issuances	—	4.4	—	—	4.4
Other	—	(3.3)	—	—	(3.3)

Net cash provided by financing activities	—	97.1	—	—	97.1

Effect of exchange rate changes on cash	—	(2.6)	—	—	(2.6)

Net change in cash and cash equivalents	—	(0.9)	—	—	(0.9)
Cash and cash equivalents at beginning of period	—	77.6	—	—	77.6

Cash and cash equivalents at end of period	$—	$76.7	$—	$—	$76.7

(1)	As restated. See Note 20.

(19)    Surety Bonds, Letters of Credit and Corporate Guarantees

As part of its ongoing business and operations, Newmont and its affiliates are required to provide surety bonds, bank letters of credit and corporate guarantees as additional financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2002, the Company had outstanding, approximately $156 million in surety bonds and bank letters of credit and $164 million in corporate guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation and reclamation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by Newmont have become increasingly constrained. Newmont, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

(20)    Restatement of Financial Statements

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

As a result of this correction in accounting, the Company’s net income for the three-month period ended June 30, 2002 increased by approximately $1.4 million or less than $0.01 per share, and the net loss for the three-month period ended June 30, 2001 decreased by $1.3 million or $0.01 per share. The Company’s net income for the six-month period ended June 30, 2002 decreased by approximately $0.5 million or less than $0.01 per share, and the net loss for the six-month period ended June 30, 2001 increased by $0.6 million or less than $0.01 per share. The Company’s Stockholders’ equity as of June 30, 2002 increased by approximately $8.6 million.

In addition, the Company’s long-term debt increased by $145.0 million ($137.2 million plus unamortized transaction and surety bond costs) at June 30, 2002 as a result of this correction.

Investment in Batu Hijau

The Company determined that the Batu Hijau mine had incorrectly included material other than proven and probable reserves in its depreciation and deferred stripping calculations. As a result, the Company has restated its financial statements so as to exclude material other than proven and probable reserves in its depreciation and deferred stripping calculations.

The Company accounts for its 45% indirect interest in the Batu Hijau mine, which commenced production in late 1999, using the equity method. In accordance with the mine’s operating and financing agreements, the Company recognizes 56.25% of the Batu Hijau mine’s net income until it has recouped the bulk of its construction investment. PTNNT had been including a certain amount of material other than proven and probable reserves in its depreciation and deferred stripping calculations. This material is located within the current economic pit design and is included in the Batu Hijau operation’s mining plan. However, due to a lack of drilling density in the areas of the pit where this material is located, this material does not currently meet the criteria to be classified as proven and probable reserves. PTNNT has recalculated depreciation and deferred stripping charges excluding this material.

As a result of this correction in accounting for depreciation, the Company’s net income for the three-month period ended June 30, 2002 decreased by approximately $0.5 million or less than $0.01 per share, and the net loss for the three-month period ended June 30, 2001 increased by $0.6 millon or less than $0.01 per share. Net income for the six-month period ended June 30, 2002 decreased by $0.8 million or less than $0.01 per share, and the net loss for the six-month period ended June 30, 2001 increased by $1.8 million or $0.01 per share. The Company’s Stockholders’ equity as of June 30, 2002 decreased by $6.6 million.

As a result of the correction in accounting for deferred stripping, the Company’s net income increased by approximately $0.2 million or less than $0.01 per share and net loss has increased by $1.1 million or $0.01 per share for the three months ended June, 30, 2002 and 2001, respectively. The Company’s net income decreased by approximately $0.5 million or less than $0.01 per share, and the net loss for the six-month period ended June 30, 2002 increased by $1.9 million or $0.01 per share for the six-month period ended June 30, 2002. The Company’s Stockholders’ equity as of June 30, 2002 has decreased by $5.5 million.

Depreciation and Amortization

Yanacocha

In November 2002, the Company determined that it had incorrectly recorded depreciation on certain mining assets at its Yanacocha operations in Peru. The Company has restated its financial statements beginning with the first quarter of 1999 through the second quarter of 2002. As a result of this correction in accounting, the Company’s net income has decreased by approximately $0.3 million or less than $0.01 per share and net loss increased $0.2 million or less than $0.01 per share for the three-month periods ended June 30, 2002 and 2001, respectively. Net income decreased by $0.3 million or less than $0.01 per share and increased by $0.9 million or less than $0.01 per share for the six-month periods ended June 30, 2002 and 2001, respectively.

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

As a result of this correction, the Company’s net income was decreased by $2.4 million or $0.01 per share and $3.6 million or $0.01 per share for the three- and six-month periods ended June 30, 2002, respectively.

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

As a result of these corrections, the Company’s net income was increased by $2.3 million or $0.01 per share for the three months ended June 30, 2002 and net loss was decreased by $1.4 million or less than $0.01 for the three months ended June 30, 2001. The Company’s net income was decreased by $0.2 million or less than $0.01 per share for the six months ended June 30, 2002 and net loss was increased by $6.8 million or $0.04 per share for the six months ended June 30, 2001. The adjustments also increased the earnings of prior years and therefore increased Stockholders’ equity of the Company by $33.0 million at June 30, 2002.

Reclassifications

Certain amounts in previously reported consolidated financial statements have been reclassified to conform to the current presentation.

Restated Financial Statements

The following sets forth the effects of the restatements to Newmont’s Statements of Consolidated Operations and Comprehensive Income (Loss) and the Statements of Consolidated Cash Flows for the three-month and six-month periods ended June 30, 2002 and 2001 and the Consolidated Balance Sheets at June 30, 2002.

NEWMONT MINING CORPORATION

RESTATEMENT OF

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2002
	As Previously Reported(1)	Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands, except per share)
Sales and other income
Sales—gold	$604,357	$5,159	(a)	$—		$—		—		$609,516
Sales—base metals, net	22,935	—		—		—		—		22,935
Royalties	11,202	—		—		—		—		11,202
Gain on sale of marketable securities of Lihir	47,298	—		—		—		—		47,298
Dividends, interest, foreign currency exchange and other income	14,843	—		—		—		—		14,843

	700,635	5,159		—		—		—		705,794

Costs and expenses
Costs applicable to sales—gold	375,234	—		—		(135	)(j)	826	(x)	375,925
Costs applicable to sales—base metals	8,620	—		—		—		—		8,620
Depreciation, depletion and amortization(v)	134,119	—		—		1,692	(k)	(15,805	)(w)	123,602
						3,596	(a3)
Exploration and research	18,788	—		—		—		—		18,788
General and administrative	27,652	—		—		—		—		27,652
Interest, net of capitalized interest	32,133	2,968	(b)	—		—		—		35,101
Write-down of assets	—	—		—		—		7,644	(w)	7,644
Other	(1,791)	—		—		—		—		(1,791)

	594,755	2,968		—		5,153		(7,335)		595,541

Operating income (loss)	105,880	2,191		—		(5,153)		7,335		110,253
Loss on derivative instruments	(9,478)	—		—		—		—		(9,478)

Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	96,402	2,191		—		(5,153)		7,335		100,775
Income tax (expense) benefit(v)	(28,730)	(767	)(c)	—		715	(l)	(2,214	)(y)	(29,821)
						1,175	(a4)
Minority interest in income of subsidiaries	(16,322)	—		—		530	(m)	(3,492	)(z)	(19,284)
Equity income (loss) of affiliates	16,875	—		(502	)(p)	—		708	(z)	17,320
				239	(t)

Net income (loss)	68,225	1,424		(263)		(2,733)		2,337		68,990
Preferred stock dividends	(1,869)	—		—		—		—		(1,869)

Net income (loss) applicable to common shares	$66,356	$1,424		$(263)		$(2,733)		$2,337		$67,121

Net income (loss)	$68,225	$1,424		$(263)		$(2,733)		$2,337		$68,990
Other comprehensive income (loss), net of tax	30,771	(943	)(d)	—		—		—		29,828

Comprehensive income (loss)	$98,996	$481		$(263)		$(2,733)		$2,337		$98,818

Net income (loss) per common share, basic and diluted	$0.17	$—		$—		$(0.01)		$0.01		$0.17

Basic weighted average common shares outstanding	397,532	—		—		—		—		397,532
Diluted weighted average common shares outstanding	399,468	—		—		—		—		399,468

NEWMONT MINING CORPORATION

RESTATEMENT OF

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2002
	As Previously Reported(1)	Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands, except per share)
Sales and other income
Sales—gold	$1,086,591	$5,159	(a)	$—		$—		$—		$1,091,750
Sales—base metals, net	32,305	—		—		—		—		32,305
Royalties	15,002	—		—		—		—		15,002
Gain on sale of marketable securities of Lihir	47,298	—		—		—		—		47,298
Dividends, interest, foreign currency exchange and other income	15,258	—		—		—		—		15,258

	1,196,454	5,159		—		—		—		1,201,613

Costs and expenses
Costs applicable to sales—gold	695,734	—		—		(139	)(j)	815	(x)	696,410
Costs applicable to sales—base metals	19,122	—		—		—		—		19,122
Depreciation, depletion and amortization(v)	235,537	—		—		1,743	(k)	(16,886	)(w)	225,788
						5,394	(a3)
Exploration and research	30,355	—		—		—		—		30,355
General and administrative	48,967	—		—		—		—		48,967
Interest, net of capitalized interest	60,357	5,881	(b)	—		—		—		66,238
Write-down of assets	—	—		—		—		15,897	(w)	15,897
Other	(921)	—		—		—		—		(921)

	1,089,151	5,881		—		6,998		(174)		1,101,856

Operating income (loss)	107,303	(722)		—		(6,998)		174		99,757
Loss on derivative instruments	(3,147)	—		—		—		—		(3,147)

Pre-tax income (loss) before minority interest, equity income (loss) of affiliates and before cumulative effect of a change in accounting principle	104,156	(722)		—		(6,998)		174		96,610
Income tax (expense) benefit(v)	(34,098)	253	(c)	—		722	(l)	352	(y)	(31,009)
						1,762	(a4)
Minority interest in income of subsidiaries	(26,965)	—		—		546	(m)	(3,415	)(z)	(29,834)
Equity income (loss) of affiliates	17,391	—		(837	)(p)	—		2,674	(z)	18,724
				(504	)(t)

Net income (loss) before cumulative effect of a change in accounting principle	60,484	(469)		(1,341)		(3,968)		(215)		54,491
Cumulative effect of a change in accounting principle, net of tax of $4,147(v)	7,701	—		—		—		—		7,701

Net income (loss)	68,185	(469)		(1,341)		(3,968)		(215)		62,192
Preferred stock dividends	(3,738)	—		—		—		—		(3,738)

Net income (loss) applicable to common shares	$64,447	$(469)		$(1,341)		$(3,968)		$(215)		$58,454

Net income (loss)	$68,185	$(469)		$(1,341)		$(3,968)		$(215)		$62,192
Other comprehensive income (loss), net of tax	62,258	(4,552	)(d)	—		—		—		57,706

Comprehensive income (loss)	$130,443	$(5,021)		$(1,341)		$(3,968)		$(215)		$119,898

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.17	$—		$(0.01)		$(0.01)		$—		$0.15
Cumulative effect of a change in accounting principle per common share, basic and diluted	0.02	—		—		—		—		0.02

Net income (loss) per common share, basic and diluted	$0.19	$—		$(0.01)		$(0.01)		$—		$0.17

Basic weighted average common shares outstanding	339,817	—		—		—		—		339,817
Diluted weighted average common shares outstanding	341,262	—		—		—		—		341,262

NEWMONT MINING CORPORATION

RESTATEMENT OF CONSOLIDATED BALANCE SHEET

	June 30, 2002
	As Previously Reported(1)	Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands)
Assets
Cash and cash equivalents	$285,405	$—		$—		$—		$—		$285,405
Short-term investments	20,950	—		—		—		—		20,950
Accounts receivable	55,536	—		—		—		—		55,536
Inventories	520,065	—		—		—		71,774	(w)	591,839
Current portion of deferred stripping costs	73,877	—		—		—		—		73,877
Prepaid taxes	30,058	—		—		—		—		30,058
Current portion of deferred income tax assets	27,316	3,474	(c)	—		—		—		30,790
Other current assets	105,231	—		—		—		—		105,231

Current assets	1,118,438	3,474		—		—		71,774		1,193,686
Property, plant and mine development, net(v)	2,340,899	—		—		(955	)(k)	(9,428	)(w)	2,330,516
Mineral interests and other intangible assets, net	1,917,366	—		—		(5,394	)(a3)	—		1,911,972
Investments	1,023,920	—		(8,154	)(p)	—		(231	)(z)	1,008,768
				(6,767	)(t)
Deferred stripping costs	8,851	—		—		—		—		8,851
Long-term inventories	96,652	—		—		—		22,599	(w)	119,251
Derivative instruments	7,837	(3,301	)(d)	—		—		—		4,536
Deferred income tax assets	488,586	—		—		—		—		488,586
Other long-term assets	194,601	7,802	(e)	—		—		—		202,403
Goodwill	2,568,935	—		—		—		—		2,568,935

Total assets	$9,766,085	$7,975		$(14,921)		$(6,349)		$84,714		$9,837,504

Liabilities
Current portion of long-term debt	$120,684	$—		$—		$—		$—		$120,684
Accounts payable	138,098	—		—		—		—		138,098
Current portion of deferred income tax liabilities	18,838	—		—		—		25,947	(y)	44,785
Derivative instruments	55,233	—		—		—		—		55,233
Other accrued liabilities	291,194	9,925	(b)	—		—		—		301,119

Current liabilities	624,047	9,925		—		—		25,947		659,919
Long-term debt	1,668,809	145,000	(f)	—		—		—		1,813,809
Reclamation and remediation liabilities	259,758	—		—		—		—		259,758
Deferred revenue from sale of future production	191,039	(137,198	)(g)	—		—		—		53,841
Derivative instruments	345,375	—		—		—		—		345,375
Deferred income tax liabilities(v)	565,200	(1,156	)(c)	(1,552	)(s)	(1,087	)(l)	7,753	(y)	566,149
				(1,247	)(u)	(1,762	)(a4)
Employee related benefits	156,021	—		—		(76	)(j)	3,461	(x)	159,406
Other long-term liabilities	204,224	—		—		—		—		204,224

Total liabilities	4,014,473	16,571		(2,799)		(2,925)		37,161		4,062,481

Commitments and contingencies
Minority interest in subsidiaries	303,863	—		—		(299	)(m)	14,537	(z)	318,101

Stockholders’ equity
Common stock	556,545	—		—		—		—		556,545
Additional paid-in capital	5,068,201	—		—		—		—		5,068,201
Accumulated other comprehensive income (loss)	50,404	(2,146	)(d)	—		—		—		48,258
Retained deficit(v)	(227,401)	(6,450	)(h)	(12,122	)(q)	(3,125	)(n)	33,016	(a1)	(216,082)

Total stockholders’ equity	5,447,749	(8,596)		(12,122)		(3,125)		33,016		5,456,922

Total liabilities and stockholders’ equity	$9,766,085	$7,975		$(14,921)		$(6,349)		$84,714		$9,837,504

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOWS

	Six Months Ended June 30, 2002
	As Previously Reported(1)	Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands)
Operating activities:
Net income (loss)(v)	$68,185	$(469	)(h)	$(1,341	)(q)	$(3,968	)(n)	$(215	)(a1)	$62,192
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization(v)	235,537	—		—		1,743	(o)	(16,886	)(a2)	225,788
						5,394	(o)
Amortization of deferred stripping costs, net	8,903	—		—		—		—		8,903
Deferred tax benefit(v)	(7,314)	(253	)(i)	—		(722	)(o)	(352	)(a2)	(10,403)
						(1,762	)(o)
Foreign currency exchange (gain) loss	10,504	—		—		—		—		10,504
Minority interest, net of dividends	24,265	—		—		(546	)(o)	3,415	(a2)	27,134
Undistributed (gains) losses of affiliated companies	(13,526)	—		1,341	(r)	—		(2,674	)(a2)	(14,859)
Write-down of assets	—	—		—		—		15,897	(a2)	15,897
Cumulative effect of a change in accounting principle, net	(7,701)	—		—		—		—		(7,701)
Gain on sale of marketable securities of Lihir	(47,298)	—		—		—		—		(47,298)
Gain on sale of assets and other	(6,557)	—		—		—		—		(6,557)
(Increase) decrease in operating assets:
Accounts receivable	14,413	—		—		—		—		14,413
Inventories	(5,441)	—		—		—		—		(5,441)
Other assets	14,881	—		—		—		—		14,881
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(47,871)	722	(i)	—		(139	)(o)	815	(a2)	(46,473)
Other liabilities	(42,896)	—		—		—		—		(42,896)

Net cash provided by operating activities	198,084	—		—		—		—		198,084

Investing activities:
Additions to property, plant and mine development	(140,810)	—		—		—		—		(140,810)
Proceeds from sale of short-term investments	406,731	—		—		—		—		406,731
Proceeds from sale of marketable securities of Lihir	84,002	—		—		—		—		84,002
Proceeds from settlement of cross country swaps	50,816	—		—		—		—		50,816
Net cash effect of acquisitions	(87,885)	—		—		—				(87,885)
Proceeds from asset sales and other	(4,862)	—		—		—		—		(4,862)

Net cash provided by investing activities	307,992	—		—		—		—		307,992

Financing activities:
Proceeds from long-term debt	489,131	—		—		—		—		489,131
Repayments of long-term debt	(911,817)	—		—		—		—		(911,817)
Dividends paid on common and preferred stock	(25,871)	—		—		—		—		(25,871)
Proceeds from stock issuances	62,898	—		—		—		—		62,898
Other	(691)	—		—		—		—		(691)

Net cash used in financing activities	(386,350)	—		—		—		—		(386,350)

Effect of exchange rate changes on cash	16,248	—		—		—		—		16,248

Net change in cash and cash equivalents	135,974	—		—		—		—		135,974
Cash and cash equivalents at beginning of period	149,431	—		—		—		—		149,431

Cash and cash equivalents at end of period	$285,405	$—		$—		$—		$—		$285,405

NEWMONT MINING CORPORATION

RESTATEMENT OF

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2001
	As Previously Reported	Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands, except per share)
Sales and other income
Sales—gold	$362,361	$4,940	(a)	$—		$—		$—		$367,301
Royalties	102	—		—		—		—		102
Dividends, interest, foreign currency exchange and other income	3,348	—		—		—		—		3,348

	365,811	4,940		—		—		—		370,751

Costs and expenses
Costs applicable to sales—gold	259,103	—		—		(61	)(j)	221	(x)	259,263
Depreciation, depletion and amortization	72,174	—		—		766	(k)	(6,198	)(w)	66,742
Exploration and research	15,305	—		—		—		—		15,305
General and administrative	14,964	—		—		—		—		14,964
Interest, net of capitalized interest	20,624	2,936	(b)	—		—		—		23,560
Write-down of assets	—	—		—		—		1,245	(w)	1,245
Other	1,707	—		—		—		—		1,707

	383,877	2,936		—		705		(4,732)		382,786

Operating income (loss)	(18,066)	2,004		—		(705)		4,732		(12,035)
Loss on derivative instruments	(14,719)	—		—		—		—		(14,719)

Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	(32,785)	2,004		—		(705)		4,732		(26,754)
Income (expense) tax benefit	703	(701	)(c)	—		220	(l)	(1,586	)(y)	(1,364)
Minority interest in income of subsidiaries	(10,272)	—		—		240	(m)	(911	)(z)	(10,943)
Equity income (loss) of affiliates	10,757	—		(601	)(p)	—		(803	)(z)	8,289
				(1,064	)(t)

Net income (loss)	(31,597)	1,303		(1,665)		(245)		1,432		(30,772)
Preferred stock dividends	(1,868)	—		—		—		—		(1,868)

Net income (loss) applicable to common shares	$(33,465)	$1,303		$(1,665)		$(245)		$1,432		$(32,640)

Net income (loss)	$(31,597)	$1,303		$(1,665)		$(245)		$1,432		$(30,772)
Other comprehensive income (loss)	8,634	(2,399	)(d)	—		—		—		6,235

Comprehensive income (loss)	$(22,963)	$(1,096)		$(1,665)		$(245)		$1,432		$(24,537)

Net income (loss) per common share, basic and diluted	$(0.17)	$0.01		$(0.01)		$—		$—		$(0.17)

Basic weighted average common shares outstanding	195,637	—		—		—		—		195,637
Diluted weighted average common shares outstanding	195,854	—		—		—		—		195,854

NEWMONT MINING CORPORATION

RESTATEMENT OF

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2001
	As Previously Reported	Prepaid Forwards	Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands, except per share)
Sales and other income
Sales—gold	$786,458	$4,940 (a)	$—		$—		$—		$791,398
Royalties	179	—	—		—		—		179
Dividends, interest, foreign currency exchange and other income	6,699	—	—		—		—		6,699

	793,336	4,940	—		—		—		798,276

Costs and expenses
Costs applicable to sales—gold	526,963	—	—		(242	)(j)	(176	)(x)	526,545
Depreciation, depletion and amortization	147,350	—	—		3,028	(k)	6,295	(w)	156,673
Exploration and research	30,620	—	—		—		—		30,620
General and administrative	30,875	—	—		—		—		30,875
Interest, net of capitalized interest	40,896	5,818 (b)	—		—		—		46,714
Merger and restructuring	60,510	—	—		—		—		60,510
Write-down of assets	—	—	—		—		7,144	(w)	7,144
Other	5,250	—	—		—		—		5,250

	842,464	5,818	—		2,786		13,263		864,331

Operating loss	(49,128)	(878)	—		(2,786)		(13,263)		(66,055)
Gain on derivative instruments	854	—	—		—		—		854

Pre-tax loss before minority interest and equity income (loss) of affiliates	(48,274)	(878)	—		(2,786)		(13,263)		(65,201)
Income tax (expense) benefit	(1,843)	308 (c)	—		907	(l)	4,583	(y)	3,955
Minority interest in income of subsidiaries	(25,088)	—	—		949	(m)	723	(z)	(23,416)
Equity income (loss) of affiliates	6,362	—	(1,799	)(p)	—		1,144	(z)	3,769
			(1,938	)(t)

Net loss	(68,843)	(570)	(3,737)		(930)		(6,813)		(80,893)
Preferred stock dividends	(3,737)	—	—		—		—		(3,737)

Net loss applicable to common shares	$(72,580)	$(570)	$(3,737)		$(930)		$(6,813)		$(84,630)

Net loss	$(68,843)	$(570)	$(3,737)		$(930)		$(6,813)		$(80,893)
Other comprehensive income	3,977	1,322 (d)	—		—		—		5,299

Comprehensive income (loss)	$(64,866)	$752	$(3,737)		$(930)		$(6,813)		$(75,594)

Net loss per common share, basic and diluted	$(0.37)	$—	$(0.02)		$(0.01)		$(0.04)		$(0.44)

Basic weighted average common shares outstanding	194,131	—	—		—		—		194,131
Diluted weighted average common shares outstanding	194,701	—	—		—		—		194,701

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOWS

	Six Months Ended June 30, 2001
	As Previously Reported	Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands)
Operating activities:
Net loss	$(68,843)	$(570	)(h)	$(3,737	)(q)	$(930	)(n)	$(6,813	)(a1)	$(80,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	147,350	—		—		3,028	(o)	6,295	(a2)	156,673
Amortization of deferred stripping costs, net	7,702	—		—		—		—		7,702
Deferred tax benefit	(29,937)	(308	)(i)	—		(907	)(o)	(4,583	)(a2)	(35,735)
Foreign currency exchange loss	786	—		—		—		—		786
Minority interest, net of dividends	19,912	—		—		(949	)(o)	(723	)(a2)	18,240
Undistributed (gains) losses of affiliated companies	(6,362)	—		3,737	(r)	—		(1,144	)(a2)	(3,769)
Write-down of assets	—	—		—		—		7,144	(a2)	7,144
Noncash merger and restructuring expenses	14,667	—		—		—		—		14,667
Gain on assets sales and other	(3,519)	—		—		—		—		(3,519)
(Increase) decrease in operating assets:
Accounts receivable	6,657	—		—		—		—		6,657
Inventories	36,663	—		—		—		—		36,663
Other assets	30,791	—		—		—		—		30,791
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(45,247)	878	(i)	—		(242	)(o)	(176	)(a2)	(44,787)
Other liabilities	3,716	—		—		—		—		3,716

Net cash provided by operating activities	114,336	—		—		—		—		114,336

Investing activities:
Additions to property, plant and mine development	(209,970)	—		—		—		—		(209,970)
Proceeds from asset sales and other	301	—		—		—		—		301

Net cash used in investing activities	(209,669)	—		—		—		—		(209,669)

Financing activities:
Repayment of short-term debt	(10,000)	—		—		—		—		(10,000)
Proceeds from long-term debt	989,100	—		—		—		—		989,100
Repayments of long-term debt	(907,627)	—		—		—		—		(907,627)
Dividends paid on common and preferred stock	(15,473)	—		—		—		—		(15,473)
Decrease in restricted cash	40,000	—		—		—		—		40,000
Proceeds from stock issuances	4,381									4,381
Other	(3,272)	—		—		—		—		(3,272)

Net cash provided by financing activities	97,109	—		—		—		—		97,109

Effect of exchange rate changes on cash	(2,588)	—		—		—		—		(2,588)

Net change in cash and cash equivalents	(812)	—		—		—		—		(812)
Cash and cash equivalents at beginning of period	77,558	—		—		—		—		77,558

Cash and cash equivalents at end of period	$76,746	$—		$—		$—		$—		$76,746

Adjustments:

(1)	This column presents the financial statements that were previously reported on Form 10-Q for the six months ended June 30, 2002 filed August 14, 2002 and the effect of the cumulative effect of a change in accounting principle (See Note 13). Certain amounts have been reclassified to conform to the current presentation.
(a)	To reverse the effect of the cost of purchasing the Semi-Annual Delivery Requirements under the Forward Purchase that was originally recorded as a reduction of sales revenue.
(b)	To record accrued interest to account for the Prepaid Forward and the Forward Purchase as a single financing transaction.
(c)	To record the income tax impact of recording the Prepaid Forward and the Forward Purchase as a single financing transaction.
(d)	To reverse the effect of treating the Forward Purchase as a cash flow hedge. As a cash flow hedge, the Forward Purchase was recorded at fair value at each balance sheet date with the change in fair value recorded in Accumulated other comprehensive income (loss), net of the related deferred tax effect.
(e)	To record the purchase of the surety bond as an other long-term asset.
(f)	To record the total debt amount for the Prepaid Forward and the Forward Purchase as a single financing transaction.
(g)	To reverse the recording of the Prepaid Forward as deferred revenue.
(h)	To reflect the combined effect of adjustments (a) through (g) to Net income and Retained deficit.
(i)	To reflect the effect of treating the Prepaid Forward and the Forward Purchase as a single financing transaction in the Statement of Consolidated Cash Flow.
(j)	To record the reduction of workers’ participation profit sharing at Yanacocha in Peru for adjustment (k).
(k)	To change depreciation due to the correction of depreciation rates related to certain mining assets at Yanacocha.
(l)	To record the consolidated income tax impact of recording adjustments (j) and (k).
(m)	To record the minority interest impact, net of tax, of recording adjustments (j) and (l).
(n)	To reflect the effect of adjustments (j) through (m) and (a3) through (a4) to Net loss and Retained deficit.
(o)	To reflect the effect of recording the correction of depreciation rates of certain mining assets at Yanacocha and recording amortization of mineral interests in the Statement of Consolidated Cash Flow.
(p)	To record the effect, net of tax, in the Company’s Investment in Batu Hijau for an adjustment in NTP’s financial statements. NTP determined that material other than proven and probable reserves had been erroneously included in depreciation calculations for the Batu Hijau mine.
(q)	To reflect the effect of adjustments (p) and (t) to Net income and Retained deficit.
(r)	To reflect the effect of recording the change in equity in Batu Hijau related to adjustments (p) and (t) in the Statement of Consolidated Cash Flow.
(s)	To record the consolidated income tax impact of recording adjustment (p).
(t)	To record the impact, net of tax, of correcting the deferred stripping calculation for the Batu Hijau mine in the Company’s Investment in Batu Hijau in NTP’s financial statements.
(u)	To record the consolidated income tax impact of recording adjustment (t).
(v)	To reflect the cumulative effect of the change in accounting policy for the six months ended June 30, 2002, Depreciation, depletion and amortization expense was decreased by $4.0 million, Income tax (benefit) expense was decreased by $1.4 million and Net income was increased by $10.3 million including $7.7 million from prior periods. Additionally, as of June 30, 2002, Property, plant and mine development was increased by $15.9 million and Deferred income tax liabilities were increased by $5.6 million.
(w)	To record effect of capitalizing DDA in inventory, including the change to the UOP method based upon production versus sale and any associated lower of cost or net realizable value write-down.
(x)	To record worker’s participation profit sharing at Yanacocha in Peru for adjustment (w).
(y)	To record the income tax impact of adjustments (w) and (x).
(z)	To record minority interest and equity income impacts of change in inventory policy, net of tax.
(a1)	To record the effect of adjustments (w) through (y) to Net Loss and Retained Deficit.
(a2)	To reflect the effect of recording the capitalization of DD&A into inventory in the Statement of Consolidated Cash Flow.

(a3)	To record the impact of amortizing acquired mineral interests.
(a4)	To record the income tax impact of recording adjustment (a3).

(21)    Supplementary Data

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred stock dividends for the six months ended June 30, 2002 was 2.7 and 2.6, respectively. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Newmont guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

Deferred Stripping

Details of deferred stripping with respect to certain of the Company’s open-pit mines are as follows (unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	Nevada		Mesquite		Nevada(5)		Mesquite
	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	125.5	123.3	n/a	205.6	128.1	134.6	n/a	237.6
– Average ore grade (ounces of gold per ton)	0.073	0.067	n/a	0.023	0.073	0.067	n/a	0.023

Actuals for Year
– Stripping ratio (2)	81.3	83.1	n/a	99.2	82.3	109.6	n/a	155.5
– Average ore grade (ounces of gold per ton)	0.072	0.057	n/a	0.037	0.067	0.058	n/a	0.031

Remaining Mine Life (years)	9	10	n/a	n/a	9	10	n/a	n/a

	Minahasa		La Herradura(6)		Minahasa		La Herradura(6)
	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	n/a	14.5	141.3	177.0	n/a	14.5	141.3	177.0
– Grade of ore (ounces of gold per ton)	n/a	0.172	0.031	0.026	n/a	0.172	0.031	0.026

Actuals for Year
– Stripping ratio (2)	n/a	21.8	167.1	194.4	n/a	18.2	166.5	209.4
– Grade of ore (ounces of gold per ton)	n/a	0.174	0.026	0.025	n/a	0.185	0.026	0.024

Remaining Mine Life (years)	n/a	n/a	6	7	n/a	n/a	6	7

	Three Months Ended June 30,						Six Months Ended June 30,
	Yandal		Tanami		KCGM		Yandal		Tanami		KCGM
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calcuilations
– Stripping ratio (3)	5.2	n/a	6.8	n/a	5.3	n/a	5.2	n/a	6.8	n/a	5.3	n/a

Actuals for Year
– Stripping ratio (4)	2.2	n/a	8.2	n/a	5.2	n/a	3.7	n/a	8.1	n/a	4.9	n/a

Remaining Mine Life (years)	n/a	n/a	6	n/a	18	n/a	n/a	n/a	6	n/a	18	n/a

			Martha		Ovacik				Martha		Ovacik
			2002	2001	2002	2001			2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calcuilations
– Stripping ratio (3)			1.6	n/a	9.8	n/a			1.6	n/a	9.8	n/a

Actuals for Year
– Stripping ratio (4)			2.2	n/a	8.8	n/a			1.9	n/a	9.0	n/a

Remaining Mine Life (years)			5	n/a	3	n/a			5	n/a	3	n/a

See Note 1 for description of the Company’s accounting policy relating to deferred stripping.

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	Total waste tons to be mined in future divided by ore tons to be mined in future.
(4)	Total waste tons mined divided by ore tons mined.
(5)	The life-of-mine stripping ratio decreased during 2002 as a result of some pits in the Carlin Trend with higher strip ratios being mined out during 2001. The actual strip ratio decreased in 2002 due to mining activities in the Twin Creeks pit in higher grade ore zones and less stripping.
(6)	The life-of-mine stripping ratio decreased approximately 20% as a result of a 20% increase in ore grade and minimal change in total tons to be mined. The actual stripping ratio decreased in 2002 due to an increase in average ore grade.

(22)    Subsequent Events

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

Restatements and Accounting Changes

Newmont has determined that certain adjustments are required to restate the Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2002 and 2001 and at June 30, 2002. Overall the adjustments decreased net income by $6.0 million, or $0.02 per share, and increased net loss by $12.0 million, or $0.07 per share for the six months ended June 30, 2002 and 2001, respectively. The adjustments also increased the stockholders’ equity of the Company at June 30, 2002 by $9.2 million. The adjustments were necessary (i) to account for a prepaid forward sales contract and a forward purchase contract as a single borrowing; (ii) to correct depreciation rates on certain mining assets at the Company’s subsidiary, Minera Yanacocha; (iii) to properly amortize acquired mineral interests; (iv) to record the impact in the Company’s investment in Batu Hijau, accounted for under the equity method, for correcting its depreciation and deferred stripping calculations so as to exclude material other than proven and probable reserves; and, (v) to include depreciation, depletion and amortization expense as a capitalized cost in inventory. All amounts in the accompanying footnotes have been adjusted for these restatements as appropriate.

Change In Accounting Policy—Property, Plant and Mine Development, Net

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, Newmont further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change through December 31, 2001 increased net income as of January 1, 2002 by $7.7 million, net of tax of $4.1 million, and increased earnings per basic and diluted common share by $0.02 per share.

The table below presents the impact of the accounting change on Net income before cumulative effect of the accounting change for the three- and six-month periods ended June 30, 2002 and the pro forma effect for the three- and six-month periods ended June 30, 2001 as if the change had been in effect for that period (in thousands, except for per share data):

	Three months ended		Six months ended
Increase/(Decrease) to net income	June 30, 2002 (Actuals)	June 30, 2001 (Pro forma)	June 30, 2002 (Actuals)	June 30, 2001 (Pro forma)
Depreciation, depletion, and amortization	$2,423	$576	$4,005	$69
Income tax expense	(848)	(202)	(1,402)	(24)

Net income before cumulative effect of a change in accounting principle	$1,575	$374	$2,603	$45

Net income before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00	$0.01	$0.00

The table below presents pro forma net income and earnings per share before cumulative effect of a change in accounting principle for the period ended June 30, 2001 as if the Company had adopted the new accounting method for Property, plan and mine development, net as of January 1, 2001:

	Three months ended June 30, 2001		Six months ended June 30, 2001
	Net loss applicable to common shares before cumulative effect of a change in accounting principle	Loss per share before cumulative effect of a change in accounting principle	Net loss applicable to common shares before cumulative effect of a change in accounting principle	Loss per share before cumulative effect of a change in accounting principle
As reported	$(32,640)	$(0.17)	$(84,630)	$(0.44)
Change in accounting method for Property, plant and mine development, net	374	0.00	45	0.00

Pro forma	$(37,266)	$(0.17)	$(84,585)	$(0.44)

Mergers and Acquisitions

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

As described in Note 2 to the Consolidated Financial Statements, we have allocated the purchase price to assets and liabilities on a preliminary basis and finalized the allocation following completion of an independent appraisal at the end of 2002. The amount recorded as goodwill changed when the Company finalized its purchase price allocation (see Note 22 to the Consolidated Financial Statements).

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

SUMMARY

Newmont recorded net income applicable to common shares of $67.1 million ($0.17 per share) in the second quarter of 2002 compared with a net loss of $32.6 million ($0.17 per share) in the second quarter of 2001. Contributing to our net income in the second quarter of 2002 were increased revenues from a higher gold price, a $47.3 million gain on the sale of our interest in Lihir, $13.5 million in equity income from the Batu Hijau copper-gold mine, offset by a non-cash mark-to-market loss on derivative instruments of $8 million. The net loss in the second quarter of 2001 also included a non-cash mark-to-market loss on derivative instruments of $14.7 million. For the first half of 2002, net income applicable to common shares was $58.5 million ($0.17 per share), which included a $7.7 million gain, net of tax, for the cumulative effect of a change in accounting principle, compared with a net loss of $84.6 million ($0.44 per share) for the first half of 2001.

Total equity gold sales ounces (or ounces attributable to Newmont’s ownership or economic interest), total cash costs and average realized gold prices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
Equity gold sales ounces (000)	1,863	1,237	3,328	2,660
Total cash costs per ounce	$196	$194	$195	$182
Total costs per ounce	$260	$251	$258	$235
Average price realized per ounce	$314	$268	$304	$266

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

Hedging

Newmont generally sells its production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of the acquisition, Normandy and its affiliates had a substantial derivative instrument position comprised of the Newmont Gold Treasury hedge book, the Newmont NFM hedge book and the Newmont Yandal Operations Limited hedge book. Following the Normandy acquisition, however, and in accordance with the Company’s non- hedging philosophy, efforts to reduce and simplify the Normandy hedge positions have been undertaken. Accordingly, the Normandy gold hedge books have been reduced by over 1.5 million ounces since February 2002 and by 1.1 million ounces during the quarter. Gold forward sales contracts and other instruments (“committed”) obligations were reduced by 724,000 ounces during the quarter by delivering 218,000 ounces into committed contracts, unwinding 516,000 ounces of committed contracts and converting 10,000 ounces from uncommitted contracts to committed contracts. Similarly, put option contracts (“uncommitted) contracts for 347,000 ounces were either delivered into, closed out or converted into committed contracts. Combining the 218,000 committed ounces delivered, the 516,000 committed ounces closed out, the 347,000 uncommitted ounces eliminated and the 100,000 ounces that were converted from uncommitted contracts to committed contracts, the Normandy gold hedge books were reduced to 6.6 million committed ounces and 1.8 million uncommitted ounces for a total of 8.4 million ounces. The mark-to-market valuation of the Normandy gold hedge books at the end of the second quarter improved to a negative $369 million broken down as follows: Newmont Gold Treasury $86 million; Newmont NFM $21 million; and, Newmont Yandal Operations Limited $262 million.

The following table shows the approximate sensitivities of the US$ mark-to-market value of the Normandy gold hedge books to certain market variables as of June 30, 2002.

Market Variables	Change in Variable	Change in Mark-to-Market Value
(millions)
A$ Interest Rates	+/-1.0%	-/+$46.9
US$/A$ Exchange Rates	+/-US$0.01	+/-$42.7
Gold Lease Rates	+/-1.0%	+/-$18.5
US$ Interest Rates	+/-1.0%	-/+$12.5
US$ Gold Price/oz	+/-$1.00	-/+$8.5

For the balance of 2002, Newmont expects a further reduction of committed ounces by 0.8 million ounces at an average gross gold price of approximately $302 per ounce (assuming a US$0.56 to A$1 exchange rate). The Company will continue to evaluate opportunities to accelerate delivery into or close out the Normandy hedge books under the appropriate market conditions.

The company expects deliveries or expiry of committed and uncommitted positions for the remainder of 2002 will total 1.0 million ounces.

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

	Expected Maturity Date or Transaction Date							Fair Value
Price-capped contracts:	2002	2003	2004	2005	2006	There- after	Total/ Average	US$ (000)
(US$ Denominated)
Ounces	—	—	—	500.0	—	1,850.0	2,350.0	$ n/a
Average price	$—	$—	$—	$350.0	$—	$384.0	$376.9

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

RESULTS OF OPERATIONS

Gold Sales And Total Cash Costs

	Equity Ounces		Total Cash Costs
	Three Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		($ per equity ounce)
North America:
Nevada	599.0	603.1	$243	$236
Mesquite, California	12.4	24.2	164	216
La Herradura, Mexico	15.2	14.1	180	174
Golden Giant, Canada	78.5	52.0	166	172
Holloway, Canada	23.1	20.9	218	268

Total/Weighted Average	728.2	714.3	231	230

South America:
Yanacocha, Peru(1)	245.4	216.6	141	125
Kori Kollo, Bolivia	66.4	63.7	146	184

Total/Weighted Average	311.8	280.3	142	139

Australia:
Kalgoorlie	85.4	—	219	—
Yandal	166.6	—	227	—
Tanami	131.2	—	199	—
Pajingo	74.4	31.1	95	99

Total/Weighted Average	457.6	31.1	196	99

Other Operations:
Minahasa, Indonesia	43.9	82.0	193	139
Zarafshan-Newmont, Uzbekistan	71.3	50.4	142	139
Martha, New Zealand	32.2	—	104	—
Ovacik, Turkey	31.2	—	120	—

Total/Weighted Average	178.6	132.4	144	139

Equity Investments:
Batu Hijau, Indonesia	63.0	79.2	n/a	n/a
TVX Newmont Americas	52.0	—	n/a	n/a
Echo Bay Mines	62.9	—	n/a	n/a

Total/Weighted Average	177.9	79.2	n/a	n/a

Newmont Subtotal/Weighted Average	1,854.1	1,237.3	$196	$194
Other:
Golden Grove	9.1	—	n/a	n/a

Newmont Total/Weighted Average(1)	1,863.2	1,237.3	$196	$194

(1)	As restated. See Note 20 to the Consolidated Financial Statements.

	Equity Ounces		Total Cash Costs
	Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		($ per equity ounce)
North America:
Nevada	1,205.1	1,332.7	$240	$216
Mesquite, California	27.9	63.7	160	213
La Herradura, Mexico	30.8	26.8	181	163
Golden Giant, Canada	140.8	123.6	188	183
Holloway, Canada	51.0	43.9	205	228

Total/Weighted Average	1,455.6	1,590.7	231	213

South America:
Yanacocha, Peru(1)	493.5	455.5	139	115
Kori Kollo, Bolivia	127.0	124.2	154	188

Total/Weighted Average	620.5	579.7	142	130

Australia:
Kalgoorlie	126.5	—	217	—
Yandal	253.7	—	212	—
Tanami	184.7	—	198	—
Pajingo	131.4	61.3	88	98

Total/Weighted Average	696.3	61.3	186	98

Other Operations:
Minahasa, Indonesia	85.8	197.0	188	123
Zarafshan-Newmont, Uzbekistan	123.7	100.1	142	140
Martha, New Zealand	46.6	—	129	—
Ovacik, Turkey	48.0	—	132	—

Total/Weighted Average	304.1	297.1	152	129

Equity Investments:
Batu Hijau, Indonesia	103.3	130.8	n/a	n/a
TVX Newmont Americas	76.2	—	n/a	n/a
Echo Bay Mine	62.9	—	n/a	n/a

Total/Weighted Average	242.4	130.8	n/a	n/a

Newmont Subtotal/Weighted Average	3,318.9	2,659.6	$195	$182
Other:
Golden Grove	9.1	—	n/a	n/a

Newmont Total/Weighted Average(1)	3,328.0	2,659.6	$195	$182

(1)	As restated. See Note 20 to the Consolidated Financial Statements.

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

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Golden Giant		Holloway		Mesquite		La Herradura
For the Three Months Ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$147.7	$144.6	$13.6	$9.2	$5.1	$5.7	$2.1	$6.4	$2.8	$2.5
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(1.1)	(2.4)	(0.5)	(0.3)	(0.2)	(0.1)	—	(1.1)	(0.1)	—
Non-cash inventory adjustment	(0.7)	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	(0.3)	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce calculation	$145.6	$142.2	$13.1	$8.9	$4.9	$5.6	$2.1	$5.3	$2.7	$2.5
Equity cash cost per ounce sold	$243	$236	$166	$172	$218	$268	$164	$216	$180	$174

	Total North America		Yanacocha(1)		Kori Kollo		Total South America(1)		Pajingo
For the Three Months Ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$171.3	$168.4	$69.5	$56.3	$11.3	$13.7	$80.8	$70.0	$7.6	$3.1
Minority interest in Minera Yanacocha	—	—	(35.2)	(28.4)	—	—	(35.2)	(28.4)	—	—
Minority interest in Kori Kollo	—	—	—	—	(1.3)	(1.6)	(1.3)	(1.6)	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(1.9)	(3.9)	(0.7)	(0.7)	(0.3)	(0.4)	(1.0)	(1.1)	(0.4)	—
Non-cash inventory adjustment	(0.7)	—	—	—	—	—	—	—	(0.2)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	0.8	—	—	—	0.8	—	—	—
Other	(0.3)	—	0.1	—	—	—	0.1	—	—	—
Total cash cost for per ounce calculation	$168.4	$164.5	$34.5	$27.2	$9.7	$11.7	$44.2	$38.9	$7.0	$3.1
Equity cash cost per ounce sold	$231	$230	$141	$125	$146	$184	$142	$139	$95	$99

(1)	As restated. See Note 20 to the Consolidated Financial Statements.

	Yandal		NFM Tanami		Kalgoorlie		Total Australia		Minahasa
For the Three Months Ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$38.0	$—	$32.3	$—	$19.6	$—	$97.5	$ 3.1	$ 9.0	$11.6
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	(4.6)	—	—	—	(4.6)	—	—	—
Reclamation accrual	(0.9)	—	(0.7)	—	(0.5)	—	(2.5)	—	(0.5)	(0.2)
Non-cash inventory adjustment	0.2	—	(0.8)	—	(0.4)	—	(1.2)	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	0.4	—
Other	0.6	—	—	—	—	—	0.6	—	(0.5)	—
Total cash cost for per ounce calculation	$37.9	$—	$26.2	$—	$18.7	$—	$89.8	$ 3.1	$ 8.4	$11.4
Equity cash cost per ounce sold	$227	$—	$199	$—	$219	$—	$196	$99	$193	$139

	Martha		Ovacik		Zarafshan-Newmont		Total Other International		Total Gold(1)
For the Three Months Ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$3.8	$—	$4.2	$—	$9.9	$7.0	$26.9	$18.6	$376.5	$260.1
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	(35.2)	(28.4)
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	(1.3)	(1.6)
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	(4.6)	—
Reclamation accrual	—	—	(0.2)	—	—	—	(0.7)	(0.2)	(6.1)	(5.2)
Non-cash inventory adjustment	(0.4)	—	(0.3)	—	—	—	(0.7)	—	(2.6)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	0.3	—	0.7	—	1.5	—
Other	—	—	—	—	—	—	(0.5)	—	(0.1)	—
Total cash cost for per ounce calculation	$3.4	$—	$3.7	$—	$10.2	$7.0	$25.7	$18.4	$328.1	$224.9
Equity cash cost per ounce sold	104	$—	$120	$—	$142	$139	$144	$139	$196	$194

	Golden Grove		Kasese		Other Non-Gold		Consolidated(1)
For the Three Months Ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$4.3	$—	$ 4.1	$—	$(0.4)	$(0.9)	$384.5	$259.2
Minority interest in Minera Yanacocha	—	—	—	—	—	—	(35.2)	(28.4)
Minority interest in Kori Kollo	—	—	—	—	—	—	(1.3)	(1.6)
Minority interest in NFM Tanami	—	—	—	—	—	—	(4.6)	—
Reclamation accrual	—	—	—	—	—	—	(6.1)	(5.2)
Non-cash inventory adjustment	—	—	—	—	—	—	(2.6)	—
CAS of non-gold producers	(4.3)	—	(4.1)	—	(0.1)	0.9	(8.5)	0.9
Gold non-cash	—	—	—	—	—	—	1.5	—
Other	—	—	—	—	0.5	—	0.4	—
Total cash cost for per ounce calculation	$—	$—	$ —	$—	$—	$ —	$328.1	$224.9
Equity cash cost per ounce sold	$—	$—	$ —	$—	$—	$ —	$196	$194

(1)	As restated. See Note 20 to the Consolidated Financial Statements.

For the Six Months Ended June 30,	Nevada		Golden Giant		Holloway		Mesquite		La Herradura
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$294.2	$293.1	$27.3	$23.2	$10.7	$10.2	$4.5	$15.0	$5.7	$4.5
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(2.7)	(4.9)	(0.8)	(0.7)	(0.3)	(0.2)	—	(1.4)	(0.1)	(0.1)
Non-cash inventory adjustment	(1.5)	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	(0.2)	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce calculation	$289.8	$288.2	$26.5	$22.5	$10.4	$10.0	$4.5	$13.6	$5.6	$4.4
Equity cash cost per ounce sold	$240	$216	$188	$183	$205	$228	$160	$213	$181	$163

For the Six Months Ended June 30,	Total North America		Yanacocha(1)		Kori Kollo		Total South America(1)		Pajingo
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$342.4	$346.0	$138.7	$108.6	$22.8	$27.2	$161.5	$135.8	$12.8	$6.0
Minority interest in Minera Yanacocha	—	—	(69.6)	(54.9)	—	—	(69.6)	(54.9)	—	—
Minority interest in Kori Kollo	—	—	—	—	(2.7)	(3.3)	(2.7)	(3.3)	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(3.9)	(7.3)	(1.5)	(1.4)	(0.5)	(0.6)	(2.0)	(2.0)	(0.6)	—
Non-cash inventory adjustment	(1.5)	—	—	—	—	—	—	—	(0.8)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	0.8	—	—	—	0.8	—	—	—
Other	(0.2)	—	0.1	—	—	—	0.1	—	—	—
Total cash cost for per ounce calculation	$336.8	$338.7	$68.5	$52.3	$19.6	$23.3	$88.1	$75.6	$11.4	$6.0
Equity cash cost per ounce sold	$231	$213	$139	$115	$154	$188	$142	$130	$88	$98

For the Six Months Ended June 30,	Yandal		NFM Tanami		Kalgoorlie			Total Australia		Minahasa
	2002	2001	2002	2001	2002	2001		2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$55.6	$—	$45.1	$—	$30.4	$		$143.9	$6.0	$17.3	$24.6
Minority interest in Minera Yanacocha	—	—	—	—	—		—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—		—	—	—	—	—
Minority interest in NFM Tanami	—	—	(6.4)	—	—		—	(6.4)	—	—	—
Reclamation accrual	(1.5)	—	(1.0)	—	(0.7)		—	(3.8)	—	(0.5)	(0.4)
Non-cash inventory adjustment	(0.3)	—	(1.1)	—	(2.1)		—	(4.3)	—	—	—
CAS of non-gold producers	—	—	—	—	—		—	—	—	—	—
Gold non-cash	—	—	—	—	—		—	—	—	0.4	—
Other	0.1	—	—	—	—		—	0.1	—	(1.1)	—
Total cash cost for per ounce calculation	$53.9	$—	$36.6	$—	$27.6		$—	$129.5	$6.0	$16.1	$24.2
Equity cash cost per ounce sold	$212	$—	$198	$—	$217		$—	$186	$98	$188	$123

(1)	As restated. See Note 20 to the Consolidated Financial Statements.

For the Six Months Ended June 30,	Martha		Ovacik		Zarafshan-Newmont		Total Other International		Total Gold(1)
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$6.8	$—	$7.2	$—	$17.4	$14.1	$48.7	$38.7	$696.5	$526.5
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	(69.6)	(54.9)
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	(2.7)	(3.3)
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	(6.4)	—
Reclamation accrual	(0.2)	—	(0.3)	—	(0.1)	(0.1)	(1.1)	(0.5)	(10.8)	(9.8)
Non-cash inventory adjustment	(0.5)	—	(0.6)	—	—	—	(1.1)	—	(6.9)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	0.3	—	0.7	—	1.5	—
Other	—	—	—	—	—	—	(1.1)	—	(1.1)	—
Total cash cost for per ounce calculation	$6.1	$—	$6.3	$—	$17.6	$14.0	$46.1	$38.2	$600.5	$458.5
Equity cash cost per ounce sold	$129	$—	$132	$—	$142	$140	$152	$129	$195	$182

For the Six Months Ended June 30,	Golden Grove		Kasese		Other Non-Gold		Consolidated(1)
	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$12.8	$—	$6.1	$—	$0.1	$—	$715.5	$526.5
Minority interest in Minera Yanacocha	—	—	—	—	—	—	(69.6)	(54.9)
Minority interest in Kori Kollo	—	—	—	—	—	—	(2.7)	(3.3)
Minority interest in NFM Tanami	—	—	—	—	—	—	(6.4)	—
Reclamation accrual	—	—	—	—	—	—	(10.8)	(9.8)
Non-cash inventory adjustment	—	—	—	—	—	—	(6.9)	—
CAS of non-gold producers	(12.8)	—	(6.1)	—	(0.2)	—	(19.1)	—
Gold non-cash	—	—	—	—	—	—	1.5	—
Other	—	—	—	—	0.1	—	(1.0)	—
Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$600.5	$458.5
Equity cash cost Per ounce sold	$—	$—	$—	$—	$—	$—	$195	$182

(1)	As restated. See Note 20 to the Consolidated Financial Statements.

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

Details of deferred stripping with respect to the Company’s open-pit mines are as follows (unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	Nevada(3)		Mesquite(4)		Nevada(3)		Mesquite(4)
	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	125.5	123.3	n/a	205.6	128.1	134.6	n/a	237.6
– Average ore grade (ounces of gold per ton)	0.073	0.067	n/a	0.023	0.073	0.067	n/a	0.023

Actuals for Year
– Stripping ratio (2)	81.3	83.1	n/a	99.2	82.3	109.6	n/a	155.5
– Average ore grade (ounces of gold per ton)	0.072	0.057	n/a	0.037	0.067	0.058	n/a	0.031

Remaining Mine Life (years)	9	10	n/a	n/a	9	10	n/a	n/a

	Minahasa(5)		La Herradura(6)		Minahasa(5)		La Herradura(6)
	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	n/a	14.5	141.3	177.0	n/a	14.5	141.3	177.0
– Average ore grade (ounces of gold per ton)	n/a	0.172	0.031	0.035	n/a	0.172	0.031	0.035

Actuals for Year
– Stripping ratio (2)	n/a	21.8	167.1	194.4	n/a	18.2	166.5	209.4
– Average ore grade (ounces of gold per ton)	n/a	0.174	0.026	0.025	n/a	0.185	0.026	0.024

Remaining Mine Life (years)	n/a	n/a	6	7	n/a	n/a	6	7

	Three Months Ended June 30,						Six Months Ended June 30,
	Yandal		Tanami		KCGM		Yandal		Tanami		KCGM
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calcuilations
– Stripping ratio (3)	5.2	n/a	6.8	n/a	5.3	n/a	5.2	n/a	6.8	n/a	5.3	n/a

Actuals for Year
– Stripping ratio (4)	2.2	n/a	8.1	n/a	5.2	n/a	3.7	n/a	8.1	n/a	4.9	n/a

Remaining Mine Life (years)	n/a	n/a	6	n/a	18	n/a	n/a	n/a	6	n/a	18	n/a
			Martha		Ovacik				Martha		Ovacik
			2002	2001	2002	2001			2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calcuilations
– Stripping ratio (3)			1.6	n/a	9.8	n/a			1.6	n/a	9.8	n/a

Actuals for Year
– Stripping ratio (4)			2.2	n/a	8.8	n/a			1.9	n/a	9.0	n/a

Remaining Mine Life (years)			5	n/a	3	n/a			5	n/a	3	n/a

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	Total waste tons to be mined in future divided by ore tons to be mined in future.
(4)	Total waste tons mined divided by ore tons mined.
(5)	The life-of-mine stripping ratio decreased during 2002 as a result of some pits in the Carlin Trend with higher strip ratios being mined out during 2001. The actual strip ratio decreased in 2002 due to mining activities in the Twin Creeks pit in higher grade ore zones and less stripping.
(6)	The life-of-mine stripping ratio decreased approximately 20% as a result of a 20% increase in ore grade and minimal change in total tons to be mined. The actual stripping ratio decreased in 2002 due to an increase in average ore grade.

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

South America

Sales at Minera Yanacocha in Peru increased 13% in the second quarter of 2002 to 245,400 equity ounces from 216,600 equity ounces in the same period of 2001, reflecting more tons placed on the leach pads. Total cash costs increased to $141 per ounce from $125 per ounce in the second quarter of 2001, primarily reflecting 29% lower grade ore and 32% of production coming from the higher cost La Quinua operation that requires crushing and agglomeration unlike other Minera Yanacocha ore bodies. The commissioning of the La Quinua crushing and agglomeration facility is now complete and running at design rate. For the first half of 2002, equity gold sales were 493,500 ounces at total cash costs of $139 per ounce, compared to 455,500 ounces at $115 per ounce in the first half of 2001. We expect gold sales for 2002 to be about 1.2 million equity ounces at a total cash costs of about $125 per ounce. We expect higher production and lower cash costs for the second half of 2002 from higher grade ores and lower waste-to-ore ratios.

At the 88%-owned Kori Kollo open-pit mine in Bolivia, gold sales totaled 66,400 equity ounces in the second quarter of 2002 at total cash costs of $146 per ounce. Gold sales for the comparable period in 2001 were 63,700 ounces at total cash costs of $184 per ounce. Gold sales and total cash costs were 127,000 equity ounces at $154 per ounce, respectively, in the first half of 2002, compared to 124,200 equity ounces at $188 per ounce in the first half of 2001. The commencement of leach processing in June 2001 has resulted in a moderate increase in production and a moderate decrease in cash costs at Kori Kollo. For 2002, we expect total sales of approximately 250,000 equity ounces with total cash costs of about $150 per ounce.

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

At the Minahasa mine, in Indonesia, Newmont has an 80% interest but receives a greater percent of the gold production until recouping the bulk of its investment including interest. Prior to November 2001, Newmont received 100% of Minahasa’s gold production and has subsequently received 94%, as Newmont recouped some of its investment through the collection of funds in accordance with existing loan agreements. For second quarter of 2002, sales decreased to 43,900 equity ounces with total cash costs of $193 per ounce, compared with 82,000 equity ounces and cash costs of $139 per ounce in the second quarter of 2001. Sales for the first half of 2002 decreased to 85,800 equity ounces with total cash costs of $188 per ounce from 197,000 ounces and cash costs of $123 per ounce in the first half of 2001. The lower production and higher cash costs in 2002 resulted from processing lower grade ore. Mining activities ceased late in 2001; however, it is expected that ore processing will continue until 2003. We expect gold sales in 2002 of approximately 150,000 equity ounces, with total cash costs of about $200 per ounce.

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

At the Batu Hijau mine in Indonesia, copper sales totaled 89.3 million and 100.4 million equity pounds (or pounds attributable to Newmont’s ownership or economic interest) for the second quarters of 2002 and 2001, respectively. Decreased copper sales resulted from processing lower grade ore in 2002. Total cash costs were $0.31 and $0.36 per pound, after gold sales credits, for the second quarters of 2002 and 2001, respectively. Batu Hijau achieved record low cash costs in second quarter 2002 from operating efficiencies and higher mill throughput. For the first half of 2002 and 2001, copper sales and cash costs were 156.9 million and 170.5 million equity pounds and $0.36 and $0.41 per pound, after gold sales credits, respectively. Gold sales, treated as by-product credits, totaled 63,000 and 103,300 ounces for the second quarter and first half of 2002. We expect copper sales in 2002 between 310 million and 340 million equity pounds at cash costs of about $0.38 to $0.40 per pound, with gold production of approximately 235,000 equity ounces.

The Company’s equity income from Batu Hijau includes gold and silver revenues that are credited against production costs as a by-product credit in the determination of net income for each period presented in the Statements of Consolidated Operations and Comprehensive Income (Loss). These by-product credits represented 40% and 37% of sales, net of smelting and refining charges, and reduced production costs by 57% and 48% for the three-month periods ended June 30, 2002 and 2001, respectively, and 36% and 36% of sales net of smelting and refining charges and reduced production costs by 49% and 41% for the six-month periods ended June 30, 2002 and 2001, respectively. Such by-product credits are expected to continue while ore is being processed which, based on current engineering models, is estimated to be through the end of 2020. These by-product credits are expected to vary from time to time and are significant to the economics of the Batu Hijau operations. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

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

Newmont owns a 45.3% holding in Echo Bay Mines Ltd. which is treated as an equity investment for reporting purposes. Newmont exchanged convertible debt securities for common shares of Echo Bay in April 2002. The principal assets of Echo Bay are interests in operating gold mines in Nevada (Round Mountain), Washington State (Kettle River) and Canada (Lupin). Equity ounces sold for the second quarter of 2002 were 62,900 ounces. On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Newmont recorded a pre-tax gain on the exchange of Echo Bay of approximately $90 million. See Note 22 to the Consolidated Financial Statements.

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

	Three Months Ended June 30,
	2002	2001
Consolidated gold sales (in millions)(1)	$609.6	$367.3
Consolidated production ounces sold (000)(1)	1,951.6	1,372.0
Average price realized per consolidated ounce(1)	$314	$268
Average spot price received per ounce	$312	$268

Increase (decrease) in consolidated gold sales due to (unaudited):

Three Months Ended June 30, 2002 vs. 2001
(As restated and in millions)
Consolidated production(1)	$7.5
Average price received(1)	62.5
Newmont Australia gold sales	172.3

$242.3

	Six Months Ended June 30,
	2002	2001
Consolidated gold sales (in millions)(1)	$1,091.8	$791.4
Consolidated production ounces sold (000)(1)	3,606.3	2,977.3
Average price realized per consolidated ounce(1)	$304	$266
Average spot price received per ounce	$301	$266

Increase (decrease) in consolidated gold sales due to:

Six Months Ended June 30, 2002 vs. 2001
(As restated and in millions)
Consolidated production(1)	$(49.7)
Average price received(1)	99.6
Newmont Australia gold sales	250.5

$300.4

(1)	As restated. See Note 20 to the Consolidated Financial Statements.

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

Royalties during the second quarter and first half of 2002 of $11.2 million and $15.0 million, respectively.

Dividends, interest, foreign currency exchange and other income was $14.8 million and $3.3 million during the second quarters of 2002 and 2001, respectively, and $15.3 million and $6.7 million during the first half of 2002 and 2001, respectively.

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

	Depreciation, Depletion and Amortization
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions and unaudited)
North America:
Nevada	$25.2	$24.2	$52.0	$59.6
Mesquite, California	1.5	1.6	3.0	4.0
La Herradura, Mexico	0.7	0.8	1.5	1.5
Golden Giant, Canada	5.6	3.2	10.1	8.3
Holloway, Canada	1.3	1.8	3.1	3.6

Total North America	34.3	31.6	69.7	77.0

South America:
Yanacocha, Peru(1)	26.2	19.4	61.2	46.7
Kori Kollo, Bolivia	3.8	4.7	6.9	9.9

Total South America(1)	30.0	24.1	68.1	56.6

Australia:
Kalgoorlie	2.2	—	3.4	—
Yandal operations	9.6	—	15.8	—
Tanami operations	9.9	—	13.0	—
Pajingo	6.4	1.0	9.9	2.1
Other	1.6	—	3.1	—

Total Australia	29.7	1.0	45.2	2.1

Other Operations:
Minahasa, Indonesia	3.3	5.3	6.2	11.5
Zarafshan-Newmont, Uzbekistan	3.1	3.1	5.4	6.2
Martha, New Zealand	4.5	—	6.3	—
Ovacik, Turkey	2.8	—	3.5	—

Total Other Operations	13.7	8.4	21.4	17.7

Other:
Merchant banking	6.0	—	8.2	—
Base metals operations	6.7	—	7.0	—
Corporate and other	3.2	1.6	6.2	3.3

Total Other	15.9	1.6	21.4	3.3

Total Newmont(1)	$123.6	$66.7	$225.8	$156.7

(1)	As restated. See Note 20 to the Consolidated Financial Statements.

Interest expense, net of capitalized interest, was $35.1 million and $23.6 million for the second quarter of 2002 and 2001, respectively. For the first half of 2002 and 2001, interest expense, net of capitalized interest, was $66.2 million and $46.7 million, respectively. For the full year 2002, we expect interest expense to be between $110 million and $115 million.

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

The Company recorded Write-downs of assets of $7.6 million and $1.2 million for the three months ended June 30, 2002 and 2001, respectively, and recorded $15.9 million and $7.1 million for the six months then ended, respectively. These write-downs related primarily to lower of cost or net realizable value write-downs of inventory resulting from capitalizing depreciation, depletion and amortization in inventory.

Income tax (expense) benefit in the second quarter of 2002 was $29.8 million, compared to $1.4 million during the second quarter of 2001. Income tax expense was $31.0 million for the first half of 2002, while the Company reported an income tax benefit of $4.0 million for the first half of 2001.

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

Loss on derivative instruments of $9.5 million and $14.7 million were recorded for the second quarters of 2002 and 2001, respectively. Newmont recorded losses on derivative instruments of $3.1 million for the first half of 2002 and gains on derivative instruments of $0.9 million for the first half of 2001. These gains and losses reflect the non-cash change in fair value of those instruments not qualifying for hedge accounting treatment, and for the 2002 period, the ineffective portion of those instruments which do qualify for hedge accounting treatment. Over the life of the contracts, any unrealized gains or losses will be recorded in income.

Equity income of affiliates reflected an equity gain (loss) in Batu Hijau of $13.5 million and $8.3 million for the second quarters of 2002 and 2001, respectively, and $14.9 million and $3.8 million for the first halves of 2002 and 2001, respectively. Batu benefited in 2002 from an increased mill throughput rate of 143,000 tons per day, an 8% increase over the design rate, and continued positive grade reconciliations to the mine plan. Equity income of affiliates in 2002 also includes equity gain (loss) in TVX Newmont Americas, AMC and Echo Bay Mines in the second quarter of 2002 of $3.1 million, $0 and $0.7 million, respectively, for the second quarter of 2002 and $3.2 million, $(0.6) million and $0.7 million, respectively for the first half of 2002.

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

Other comprehensive income (loss), net of tax, included a $2.4 million and $13.3 million gains for temporary changes in fair value on marketable securities for the second quarters of 2002 and 2001, respectively. The second quarter of 2002 also included a $39.1 million gain for the effective portion of the change in fair value of cash flow hedge instruments resulting from the acquisition of the Normandy hedge position in February 2002, compared to a loss of $1.5 million for the same period in 2001. The second quarters of 2002 and 2001 also included gains (losses) from foreign currency translation of $17.3 million and $(5.5) million, respectively. The second quarter of 2002 also included a $29.0 million adjustment for the sale of Lihir. For the first halves of 2002 and 2001, other comprehensive income (loss), net of tax, included $2.7 million and $9.0 million gains for temporary changes in fair value on marketable securities. The second quarter of 2002 also included a $55.1 million gain for the effective portion of the change in fair value of cash flow hedge instruments resulting from the acquisition of the Normandy hedge position in February 2002, compared to a $2.4 million gain for the same period in 2001. The first halves of 2002 and 2001 also included gains (losses) from foreign currency translation of $18.1 million and $(6.1) million, respectively. The first half of 2002 also included an $18.3 million adjustment for the sale of Lihir.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2002, cash flow from operations ($198.1 million) and proceeds from sale of short-term investments ($406.7 million), the sale of marketable securities in Lihir ($84.0 million), the settlement of cross currency swaps ($50.8 million) and the issuance of stock ($62.9 million) funded capital expenditures ($148.9 million), net repayments of debt ($422.7 million), cash paid for acquisitions, net of cash received, ($87.9 million) and dividends ($25.9 million) and provided a $136.0 million increase in cash. Cash and cash equivalents at June 30, 2002 were $285.4 million, compared with $149.4 million at December 31, 2001. In 2002, Newmont expects sufficient cash flows to fund capital expenditures, dividends and debt reduction.

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

Financing Activities

Scheduled minimum long-term debt repayments are $74 million for the remainder of 2002, $89 million in 2003, $180 million in 2004, $500 million in 2005, $99 million in 2006, $77 million in 2007 and $916 million thereafter.

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

PART II—OTHER INFORMATION

ITEM 4.    Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Stockholders held on May 15, 2002, all sixteen directors nominated to serve as directors of the Company were elected. The vote was as follows:

Nominee	For	Withheld	Abstentions	Non-Votes
Glen A. Barton	251,231,118	39,085,043	0	0
Vincent A. Calarco	265,632,606	24,683,555	0	0
James T. Curry, Jr.	265,695,042	24,621,119	0	0
Joseph P. Flannery	266,256,933	24,059,228	0	0
M. Craig Haase	266,387,339	23,928,822	0	0
Michael S. Hamson	266,396,617	23,919,544	0	0
Leo I. Higdon, Jr.	266,276,940	24,039,221	0	0
Pierre Lassonde	266,387,622	23,928,539	0	0
Robert J. Miller	266,253,734	24,062,427	0	0
Wayne W. Murdy	266,392,158	23,924,003	0	0
Robin A. Plumbridge	265,638,744	24,677,417	0	0
John B. Prescott	265,052,939	25,263,222	0	0
Moeen A. Qureshi	266,222,276	24,093,885	0	0
Michael K. Reilly	266,353,722	23,962,439	0	0
Seymour Schulich	266,390,840	23,925,357	0	0
James V. Taranik	265,638,786	24,677,375	0	0

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

Date: April 10, 2003

By:	/s/ DAVID W. PEAT
David W. Peat Vice President and Global Controller (Principal Accounting Officer)

Date: April 10, 2003

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