Form 10-Q/A
period 2002-09-30
NEWMONT MINING CORP /DE/
filed 2003-04-11
CIK 1164727

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002. The Company has filed this Amendment to give effect to the restatement of the Company’s financial statements as of and for the nine months ended September 30, 2002 and 2001 as discussed in Note 18 to the Consolidated Financial Statements. As further discussed in Note 18, Newmont had determined that certain adjustments are required to the Consolidated Financial Statements for the three-month periods and nine-month periods ended September 30, 2002 and 2001 and at September 30, 2002. The Company is making adjustments relating to (1) the accounting for a prepaid forward gold sales contract and forward gold purchase contract entered into in July 1999, (2) correcting depreciation rates on certain mining assets at the Company’s subsidiary, Minera Yanacocha, (3) depreciation and deferred stripping calculations to exclude material other than proven and probable reserves at the Company’s equity accounted Batu Hijau operation, (4) including depreciation, depletion and amortization expense (“DD&A”) as a capitalized cost in inventory and (5) properly amortizing acquired mineral interests. The adjustments reflected in this filing are described in more detail in Note 18 to this filing. Supplementally effective January 1, 2002, the Company has changed its accounting policy with respect to depreciation, depletion and amortization to exclude future estimated development costs expected to be incurred for certain underground operations. Although we have revised this Amendment to give effect to the adjustments described above and in Note 18, other information contained herein has not been updated. Therefore, you should read this Amendment together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 and our Amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31 and June 30, 2002, as amended to the date hereof or as subsequently amended, as well as the other documents that we have filed with the Securities and Exchange Commission. Information in such reports and documents updates and supersedes certain information contained in this Amendment.

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited. As restated. See Note 18.

	Three Months Ended September 30,
	2002	2001
	(in thousands, except per share)
Sales and other income
Sales—gold	$697,829	$424,397
Sales—base metals, net	14,339	—
Royalties	7,900	268
Dividends, interest, foreign currency exchange and other income (loss)	8,278	(3,559)

	728,346	421,106

Costs and expenses
Costs applicable to sales—gold	410,206	282,452
Costs applicable to sales—base metals	10,450	—
Depreciation, depletion and amortization	133,649	65,342
Exploration and research	25,356	12,843
General and administrative	29,742	13,677
Interest, net of capitalized interest of $1,618 and $2,881, respectively	33,082	24,643
Write-down of assets	21,994	2,842
Other	7,108	2,953

	671,587	404,752

Operating income	56,759	16,354
Gain (loss) on derivative instruments	(11,191)	943

Pre-tax income before minority interest and equity income of affiliates	45,568	17,297
Income tax (expense) benefit	(10,756)	8,226
Minority interest in income of subsidiaries	(32,495)	(21,230)
Equity income of affiliates	18,443	9,679

Net income	20,760	13,972
Preferred stock dividends	—	(1,870)

Net income applicable to common shares	$20,760	$12,102

Net income	$20,760	$13,972
Other comprehensive income (loss), net of tax	(75,443)	6,789

Comprehensive income (loss)	$(54,683)	$20,761

Net income per common share, basic and diluted	$0.05	$0.06

Basic weighted average common shares outstanding	401,422	195,880
Diluted weighted average common shares outstanding	402,960	196,068
Cash dividends declared per common share	$0.03	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited. As restated. See Note 18.

	Nine Months Ended September 30,
	2002	2001
	(in thousands, except per share)
Sales and other income
Sales—gold	$1,789,579	$1,215,795
Sales—base metals, net	46,644	—
Royalties	22,902	447
Gain on sale of marketable securities of Lihir	47,298	—
Dividends, interest, foreign currency exchange and other income	23,536	3,140

	1,929,959	1,219,382

Costs and expenses
Costs applicable to sales—gold	1,106,616	808,997
Costs applicable to sales—base metals	29,572	—
Depreciation, depletion and amortization	359,437	222,015
Exploration and research	55,711	43,463
General and administrative	78,709	44,552
Interest, net of capitalized interest of $3,912 and $9,523, respectively	99,320	71,357
Write-down of assets	37,891	9,986
Merger and restructuring	—	60,510
Other	6,187	8,203

	1,773,443	1,269,083

Operating income (loss)	156,516	(49,701)
Gain (loss) on derivative instruments	(14,338)	1,797

Pre-tax income (loss) before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle	142,178	(47,904)
Income tax (expense) benefit	(41,765)	12,181
Minority interest in income of subsidiaries	(62,329)	(44,646)
Equity income of affiliates	37,167	13,448

Net income (loss) before cumulative effect of a change in accounting principle	75,251	(66,921)
Cumulative effect of a change in accounting principle, net of tax of $4,147 (Note 12)	7,701	—

Net income (loss)	82,952	(66,921)
Preferred stock dividends	(3,738)	(5,607)

Net income (loss) applicable to common shares	$79,214	$(72,528)

Net income (loss)	$82,952	$(66,921)
Other comprehensive income (loss), net of tax	(17,737)	12,088

Comprehensive income (loss)	$65,215	$(54,833)

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.20	$(0.37)
Cumulative effect of a change in accounting principle per common share, basic and diluted	0.02	—

Net income (loss) per common share, basic and diluted	$0.22	$(0.37)

Basic weighted average common shares outstanding	360,577	194,720
Diluted weighted average common shares outstanding	362,023	194,720
Cash dividends declared per common share	$0.09	$0.09

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
	As restated. See Note 18.
	(in thousands)
ASSETS
Cash and cash equivalents	$292,148	$149,431
Short-term investments	15,418	8,185
Accounts receivable	39,041	19,088
Inventories	569,234	452,114
Marketable securities of Lihir	—	66,918
Current portion of deferred stripping costs	44,013	71,486
Prepaid taxes	36,874	29,229
Current portion of deferred income tax assets	28,700	7,792
Other current assets	113,555	42,780

Current assets	1,138,983	847,023
Property, plant and mine development, net	2,337,493	1,930,249
Mineral interests and other intangibles, net	1,847,247	176,998
Investments	1,012,976	543,324
Deferred stripping costs	18,859	20,145
Long-term inventories	141,334	117,692
Derivative instruments	3,889	—
Deferred income tax assets	504,824	403,447
Other long-term assets	173,426	102,810
Goodwill	2,568,935	—

Total assets	$9,747,966	$4,141,688

LIABILITIES
Current portion of long-term debt	$100,931	$192,151
Accounts payable	124,896	80,884
Current portion of deferred income tax liabilities	39,144	32,919
Derivative instruments	65,034	—
Other accrued liabilities	325,799	214,065

Current liabilities	655,804	520,019
Long-term debt	1,725,428	1,234,718
Reclamation and remediation liabilities	260,287	176,934
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	391,748	—
Deferred income tax liabilities	549,247	140,800
Employee related benefits	167,382	159,542
Other long-term liabilities	197,299	93,220

Total liabilities	4,001,036	2,379,074

Commitments and contingencies (Notes 8, 9 and 16)
Minority interest in subsidiaries	349,090	262,848

STOCKHOLDERS’ EQUITY
Convertible preferred stock	—	11,500
Common stock	559,734	313,881
Additional paid-in capital	5,060,613	1,458,369
Accumulated other comprehensive loss	(27,185)	(9,448)
Retained deficit	(195,322)	(274,536)

Total stockholders’ equity	5,397,840	1,499,766

Total liabilities and stockholders’ equity	$9,747,966	$4,141,688

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

Unaudited. As restated. See Note 18.

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Operating activities:
Net income (loss)	$82,952	$(66,921)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	359,437	222,015
Amortization of deferred stripping costs, net	28,759	19,389
Deferred tax benefit	(26,685)	(40,797)
Foreign currency exchange (gain) loss	(9,990)	5,283
Write-down of assets	37,891	9,986
Minority interest, net of dividends	58,329	39,447
Undistributed earnings of affiliated companies	(27,542)	(13,448)
Cumulative effects of changes in accounting principles, net of tax	(7,701)	—
Gain on sale of marketable securities of Lihir	(47,298)	—
Noncash merger and restructuring expenses	—	14,667
Gain on sale of assets and other	(5,915)	(7,592)
(Increase) decrease in operating assets:
Accounts receivable	17,765	(2,502)
Inventories	(11,926)	49,402
Other assets	49,013	21,785
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(25,474)	(41,216)
Other liabilities	(26,471)	13,531

Net cash provided by operating activities	445,144	223,029

Investing activities:
Additions to property, plant and mine development	(238,171)	(318,067)
Proceeds from sale of short-term investments	407,443	—
Proceeds from sale of marketable securities of Lihir	84,002	—
Proceeds from settlement of cross currency swaps	50,816	—
Net cash effect of acquisitions	(88,114)	—
Repayments from (advances to) joint ventures and affiliates	(24,750)	8,780
Proceeds from asset sales and other	18,459	2,073

Net cash provided by (used in) investing activities	209,685	(307,214)

Financing activities:
Repayment of short-term debt	—	(10,000)
Proceeds from long-term debt	493,371	1,013,550
Repayment of long-term debt	(1,026,858)	(931,196)
Dividends paid on common and preferred stock	(37,931)	(23,219)
Decrease in restricted cash	—	40,000
Proceeds from stock issuances	67,964	5,366
Other	(4)	479

Net cash provided by (used in) financing activities	(503,458)	94,980

Effect of exchange rate changes on cash	(8,654)	2,163

Net change in cash and cash equivalents	142,717	12,958
Cash and cash equivalents at beginning of period	149,431	77,558

Cash and cash equivalents at end of period	$292,148	$90,516

Supplemental information:
Interest paid, net of amounts capitalized of $3,912 and $9,523, respectively	$95,624	$65,389
Income taxes paid, net of refunds	$65,920	$56,379

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Basis of Preparation of Financial Statements and Supplemental Accounting Policy Information

These unaudited interim consolidated financial statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included, including adjustments designed to capture the restatements described below. These adjustments are of a normal recurring nature except for the restatement adjustments described below. These interim financial statements should be read in conjunction with the consolidated financial statements of Newmont included in its 2002 Annual Report on Form 10-K filed March 27, 2003, its 2001 Annual Report on Form 10-K, including Amendment No. 1, filed on March 20, 2003 and information on Form 8-K dated February 15, 2002, including Amendment No.1, filed on April 16, 2002, as well as any subsequent amendments to the Form 10-K and the Form 8-K.

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

Restatements

As further discussed in Note 18, Newmont has determined that certain adjustments are required to restate the Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2002 and 2001 and at September 30, 2002. Overall the adjustments decreased net income in the third quarters of 2002 and 2001 by $3.3 million or $0.01 per share and $9.4 million or $0.05 per share, respectively, and decreased the net income for the nine months ended September 30, 2002 by $7.6 million or $0.02 per share and increased the net loss for the nine months ended September 30, 2001 by $21.5 million, or $0.11 per share. The adjustments also increased the Stockholders’ equity of the Company at September 30, 2002 by $22.7 million. The adjustments were necessary (i) to account for a prepaid forward sales contract and a forward purchase contract as a single borrowing; (ii) to correct depreciation rates on certain mining assets at the Company’s subsidiary, Minera Yanacocha; (iii) to record the impact in the Company’s investment in Batu Hijau, accounted for under the equity method, for correcting its depreciation and deferred stripping calculations so as to exclude material other than proven and probable reserves; (iv) to include depreciation, depletion and amortization expense as a capitalized cost in inventory; and (v) to properly amortize acquired mineral interests. See Note 18 for a detailed description of the effects of this restatement. All amounts in the accompanying footnotes have been adjusted for these restatements as appropriate.

Newmont has restated the Financial Statements contained in its previously filed Amendment No. 1 to the March 31, 2002 Form 10-Q/A, the June 30, 2002 Form 10-Q and the December 31, 2001 Form 10-K to reflect the restatement adjustments discussed in Note 18.

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

The major classifications of inventory are as follows:

Stockpiles

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons (via truck counts and/or in-pit surveys of the ore before stockpiling) added and removed from the stockpile, the number of contained ounces (based on assay data) and the recovery percentage (based on the process for which the ore is destined). Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation, depletion and amortization relating to mining operations. Value is added to a stockpile based on the current mining cost per ton plus applicable depreciation, depletion and amortization and removed at the average cost per recoverable ounce of gold in the stockpile

Ore on Leach Pads

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

At the Company’s equity accounted Batu Hijau operation, deferred stripping costs are charged to Production costs as copper and gold are produced and sold using the UOP method based on estimated recoverable pounds and ounces, respectively, of proven and probable ore reserves, using a stripping ratio based on total tons to be moved to total pounds of copper and ounces of gold to be recovered over the life of the mine. In the fourth quarter of 2002, NTP determined that PTNNT had incorrectly included material other than proven and probable reserves in its deferred stripping calculations. As a result, NTP has restated its financial statements’ beginning with the fourth quarter of 1999 through the third quarter of 2002. (See Note 18.)

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

Historically, Newmont classified deferred stripping costs as a component of Property, Plant and Mine Development on the Consolidated Balance Sheets. Effective January 1, 1999, Newmont has classified these costs as separate line items, Deferred stripping costs and Current portion of deferred stripping costs, on the Consolidated Balance Sheets. Total deferred stripping costs as of September 30, 2002 and December 31, 2001 of $62.9 million and $91.6 million, include current portions of $44.0 million and $71.5 million, respectively. In addition, Newmont has historically classified additions to deferred stripping costs as a component of Additions to property, plant and mine development in Investing activities in the Statements of Consolidated Cash Flows. Effective January 1, 1999, Newmont also has classified additions to deferred stripping costs as a component of Amortization of deferred stripping costs, net in Operating activities in the Statements of Consolidated Cash Flows. Additions to deferred stripping costs for the nine-month periods ended September 30, 2002 and 2001 of $13.5 million and $11.3 million, respectively, have been reclassified to conform to the current presentation. The foregoing changes, which have no impact to reported earnings, have been made to more accurately reflect the operating nature of the deferred stripping method.

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

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to DD&A of Property, Plant and Mine Development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. See discussion of accounting changes in Note 12.

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

The Company evaluates the residual value and the associated remaining amortization period on a property-by-property basis at least annually. Any changes in estimates of useful lives and residual values are accounted for prospectively from the date of the change in accordance with Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes.” See Note 5 for additional disclosures associated with Mineral interests and other intangible assets, net.

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

Foreign Currency Translation

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Stockholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in Dividends, interest, foreign currency exchange and other income. References to “A$” refers to Australian currency, “CDN$” to Canadian currency and “$” or “US$”, to United States currency.

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

The purchase price allocations for Normandy and Franco-Nevada are preliminary and were finalized following the completion of an independent appraisal at the end of 2002 (see Note 21). The final purchase price allocations differed from the preliminary allocation presented above, particularly with respect to the amounts allocated to acquired property, plant and mine development, mineral reserves, undeveloped mineral interests, exploration properties, equity investments in mining operations, intangibles and goodwill. The final purchase price allocation may result in increases in future depreciation, depletion and amortization charges. The Company does not currently anticipate this goodwill will be deductible for tax purposes.

For information purposes only, the following unaudited pro forma data reflect the consolidated results of operations of Newmont as if the acquisitions of Normandy and Franco-Nevada had taken place on January 1, 2001 and 2002, respectively, (in millions, except per share data):

	Nine months ended
	September 30, 2002	September 30, 2001
	(unaudited)
Sales and other income (1)	$2,085.3	$1,931.4
Net loss applicable to common shares before cumulative effect of a change in accounting principle (1)	$(67.4)	$(152.8)
Net loss applicable to common shares (1)	$(59.7)	$(152.8)
Basic and diluted loss per common share before cumulative effect of a change in accounting principle (1)	$(0.17)	$(0.39)
Basic and diluted loss per common share (1)	$(0.15)	$(0.39)
Basic and diluted weighted average common shares outstanding	396.5	392.0

(1)	As restated. See Note 18.

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

The allocation of goodwill to reporting units is preliminary and was finalized by the end of 2002 (see Note 21); therefore, the final allocation differed from the preliminary allocation below (see Note 21). Changes in the carrying amount of goodwill by reporting unit during the first nine months of 2002 are summarized in the following table (in millions, and unaudited):

	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Preliminary purchase price allocation	252.6	—	252.6	—	—	—
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at March 31, 2002	$252.6	$—	$252.6	$—	$—	$—
Preliminary purchase price allocation for compulsory acquisition of Normandy	9.8	—	9.8	—	—	—
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at June 30, 2002	$262.4	$—	$262.4	$—	$—	$—

Balance at September 30, 2002	$262.4	$—	$262.4	$—	$—	$—

	Pajingo	Other Australia	Total Australia	Zarafshan- Newmont	Other International Operations	Total Gold
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Preliminary purchase price allocation	75.2	601.1	676.3	—	288.7	1,217.6
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at March 31, 2002	$75.2	$601.1	$676.3	$—	$288.7	$1,217.6
Preliminary purchase price allocation for compulsory acquisition of Normandy	3.3	26.5	29.8	—	14.5	54.1
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at June 30, 2002	$78.5	$627.6	$706.1	$—	$303.2	$1,271.7

Balance at September 30, 2002	$78.5	$627.6	$706.1	$—	$303.2	$1,271.7

	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2002	$—	$—	$—	$—	$—
Preliminary purchase price allocation	159.0	—	1,130.3	—	2,506.9
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at March 31, 2002	$159.0	$—	$1,130.3	$—	$2,506.9
Preliminary purchase price allocation for compulsory acquisition of Normandy	7.9	—	—	—	62.0
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at June 30, 2002	$166.9	$—	$1,130.3	$—	$2,568.9

Balance at September 30, 2002	$166.9	$—	$1,130.3	$—	$2,568.9

(3)    Inventories

	At September 30, 2002	At December 31, 2001
	(in thousands)
	(unaudited)
Current:
Stockpiles	$84,551	$168,501
Ore on leach pad	223,328	147,656
In-process	102,711	32,297
Precious metals	51,422	10,179
Materials and supplies	107,112	92,556
Other	110	925

	$569,234	$452,114

Long-term:
Stockpiles	$81,374	$18,464
Ore on leach pad	59,960	99,228

	$141,334	$117,692

(4)    Property, Plant and Mine Development

	At September 30, 2002			At December 31, 2001
	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(in thousands)
Land	$96,242	$—	$96,242	$86,388	$—	$86,388
Buildings and equipment	3,942,031	(2,298,121)	1,643,910	3,491,231	(2,068,149)	1,423,082
Mine development	994,940	(584,903)	410,037	842,409	(519,484)	322,925
Construction-in-progress	187,304	—	187,304	97,854	—	97,854

Total	$5,220,517	$(2,883,024)	$2,337,493	$4,517,882	$(2,587,633)	$1,930,249

(5)     Mineral Interests and Other Intangible Assets

	At September 30, 2002			At December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Mineral Interests:
Producing property
Proven and probable reserves	$956,383	$(285,285)	$671,098	$365,566	$(205,716)	$159,850
Undeveloped mineral interests	411,564	(2,609)	408,955	17,148	—	17,148
Royalties	300,778	(11,708)	289,070	—	—	—

	1,668,725	(299,602)	1,369,123	382,714	(205,716)	176,998

Non-producing property
Proven and probable reserves	130,214	—	130,214	—	—	—
Undeveloped mineral interests	244,904	(3,442)	241,462	—	—	—
Royalties	12,367	(226)	12,141	—	—	—

	387,485	(3,668)	383,817	—	—	—

Total mineral interests	2,056,210	(303,270)	1,752,940	382,714	(205,716)	176,998

Oil and gas:
Producing property
Royalties	43,552	(2,960)	40,592	—	—	—
Working interest	24,022	(762)	23,260	—	—	—

	67,574	(3,722)	63,852	—	—	—

Non-producing property
Royalties	13,008	—	13,008	—	—	—
Working interest	4,747	—	4,747	—	—	—

	17,755	—	17,755	—	—	—

Total oil and gas	83,329	(3,722)	81,607	—	—	—

Other	12,700	—	12,700	—	—	—

Total	$2,154,239	$(306,992)	$1,847,247	$382,714	$(205,716)	$176,998

The Company’s mineral interests and oil and gas interests intangible assets are subject to amortization. The aggregate amortization expense for the three month and nine month periods ended September 30, 2002 was $46.9 million and $101.3 million, respectively.

(6)    Deferred Stripping Costs

Movements in the deferred stripping costs balance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Opening balance	$82,728	$121,339	$91,631	$129,041
Additions	5,355	378	13,455	11,307
Amortization	(25,211)	(12,065)	(42,214)	(30,696)

Closing balance	$62,872	$109,652	$62,872	$109,652

(7)    Investments

	At September 30, 2002	At December 31, 2001
	(in thousands)
	(unaudited)
Investments in affiliates:
Batu Hijau (1)	$597,011	$543,324
TVX Newmont Americas	168,564	—
Echo Bay Mines	109,796	—
Australian Magnesium Corporation	33,526	—
Australian Gold Refinery	11,213	—

	920,110	543,324

Other:
Infrastructure bond	92,866	—

	$1,012,976	$543,324

(1)	As restated. See Note 18.

Investments in Affiliated Companies

Batu Hijau

Newmont has an indirect 45% interest in P.T. Newmont Nusa Tenggara (“PTNNT”), the owner of the Batu Hijau copper/gold mine in Indonesia, through its 56.25% interest in the Nusa Tenggara Partnership (“NTP”) which owns 80% of PTNNT. The equity investment in Batu Hijau was $597.0 million and $543.3 million at September 30, 2002 and December 31, 2001, respectively, based on accounting principles generally accepted in the U.S. Differences between 56.25% of NTP’s net assets and Newmont’s investment include (i) $197.8 million for the fair market value adjustment recorded by NTP in conjunction with Newmont’s initial contribution, (ii) $30.5 million for intercompany charges, (iii) $110.5 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, and (iv) $139.8 million for contributions recorded by Newmont that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. (See Note 15 for a description of Newmont’s equity income (loss) in Batu Hijau, where the net income (loss) reflects the elimination of interest between PTNNT and NTP).

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

In the fourth quarter of 2002, NTP determined that PTNNT had incorrectly included material other than proven and probable reserves in its depreciation and deferred stripping calculations. NTP also determined that PTNNT had incorrectly included third party smelting and refining charges as a component of production costs when such charges are more properly reflected as a reduction of revenue based on the terms of NTP’s sales contracts. Furthermore NTP determined that PTNNT had incorrectly excluded DD&A as a capitalized cost in inventory. As result, NTP restated its financial statements from 1999 through September 2002. (See Note 18.)

The following is NTP summarized financial information based on U.S. generally accepted accounting principles:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited and in thousands)
Revenues, net of smelter and refining costs (2)	$95,922	$102,354	$261,910	$278,885
Revenues from by-product sales credited to production costs	$53,836	$52,026	$113,311	$115,100
Net income (loss) before cumulative effect of a change in accounting principle (1)	$17,780	$5,741	$26,531	$(16,915)
Net income (loss) (1)	$17,780	$5,741	$26,531	$(16,942)

	At September 30, 2002	At December 31, 2001
	(in thousands)
	(unaudited)
Current assets (1)	$276,343	$162,686
Property, plant and mine development, net (1)	$1,680,255	$1,737,504
Intangible mineral interests	$195,897	$202,830
Other assets (1)	$284,519	$273,737
Debt and related interest to partners and affiliate	$258,583	$254,891
Other current liabilities (1)	$95,775	$124,153
Long-term debt-third parties (including current portion)	$935,771	$935,771
Other liabilities (1)	$80,603	$163,993

(1)	As restated. See Note 18.
(2)	As restated to reflect smelting and refining costs as a reduction of revenue.

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

PTNNT’s sales based on a provisional sales price contain an embedded derivative which is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period prior to final settlement. At September 30, 2002, PTNNT had consolidated embedded copper derivatives on 129 million pounds recorded at an average price of $0.66 per pound. These derivatives are expected to be finally priced during the fourth quarter of 2002. A one- cent movement in the average price used for these derivatives will have an approximate $0.8 million impact on PTNNT’s 2002 net income.

Revenue from the sale of by-products, consisting of gold and silver, is credited to production costs applicable to sales in the determination of net income for each period presented. These by-product commodities represented 56% and 51% of sales, net of smelting and refining charges, and reduced production costs by 72% and 70% for the three-month periods ended September 30, 2002 and 2001, respectively, and 43% and 41% of sales, net of smelting and refining charges, and reduced production costs by 58% and 51% for the nine-month periods ended September 30, 2002 and 2001, respectively. Gold and silver revenues are significant to the economics of the Batu Hijau operations. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

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

In 2001, PTNNT purchased A$15 million at an average price of US$0.4971. Those contracts covered 1.5 million Australian dollars each month and were designated a cash flow hedges with the net effect of marking to market the contracts recorded in Accumulated other comprehensive income. The outstanding Australian dollar contracts at September 30, 2002 in the amount of US$0.8 million (A$1.5 million) were settled in October 2002.

PTNNT entered into two diesel hedging contracts for 360,000 barrels each at a fixed price of US$27.39 per barrel and US$27.98 per barrel, respectively. Each of these contracts covers purchases of 15,000 barrels monthly and will expire in August and September of 2003, respectively. Each contract is settled monthly. At September 30, 2002, 345,000 barrels are outstanding for these contracts.

TVX Newmont Americas

At September 30, 2002, Newmont has a 49.9% interest in TVX Newmont Americas. The principal assets of TVX Newmont Americas are interests in the following operating gold mines in South America and Canada:

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

On January 31, 2003 Newmont exchanged its investment in Echo Bay for an interest in Kinross Gold Corporation (see Note 21).

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

A series of foreign exchange contracts have been entered into by QMC. All obligations related to these contracts have been guaranteed by Newmont Australia and certain of its wholly-owned subsidiaries. These contracts are designed to convert the receipt of Euro dollars and US$ revenue from the sale of magnesium into A$ cash flows to cover A$ operating costs and the servicing of A$ denominated debt. The contracts include foreign exchange forward contracts and bought put options. As of September 30, 2002, the fair value of the contracts was a negative A$15.4 million (approximately $8.5 million).

On January 3, 2003, Newmont contributed A$100 million to AMC, increasing its ownership percentage. Newmont’s ownership percentage was then subsequently decreased (see Note 21).

(8)    Long-Term Debt

A summary of Newmont’s debt is as follows:

	September 30, 2002	December 31, 2001
	(in thousands)
	(unaudited)
Sale-leaseback of refractory ore treatment plant	$307,880	$318,092
8.375% debentures, net of discount	204,860	200,583
8.625% notes (2002)	—	150,000
8.625% notes, due April 1, 2011, net of discount	277,961	272,386
6% convertible subordinated debentures	99,980	99,980
Newmont Australia 7.625% notes, net	152,750	—
Newmont Australia 7.5% notes, net	101,890	—
Newmont Yandal 8.875% notes, net	237,220	—
Medium-term notes	32,000	32,000
Newmont Australia infrastructure bonds	96,170	—
Prepaid forward sales obligation (1)	145,000	145,000
Project financings, capital leases and other	181,211	208,240
Interest rate swaps	(10,563)	588

	1,826,359	1,426,869
Current maturities	(100,931)	(192,151)

	$1,725,428	$1,234,718

(1)	As restated. See Note 18.

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

In July 1999, Newmont entered into a prepaid forward sales contract (“Prepaid Forward”) under which it agreed to sell 483,333 ounces of gold to be delivered in June of each of 2005, 2006 and 2007 in annual installments of 161,111 ounces. The Prepaid Forward also included semi-annual delivery requirements of 17,951 ounces of gold, beginning June 2000 through June 2007 for a total delivery obligation over the life of the contract of 752,598 ounces. The Company received net proceeds from this transaction of $137.2 million ($145.0 million of gross proceeds before transaction costs of $653,000 and the purchase of a $7.1 million surety bond) that was recorded as deferred revenue, included in the long-term liabilities section of the balance sheet and was to be recognized into income incrementally when the 161,111 ounce annual gold deliveries were made in 2005, 2006 and 2007. At the time the Company entered into the Prepaid Forward, it also entered into a forward gold purchase contract (“Forward Purchase”), with the same counterparty, to hedge the price risk with respect to the semi-annual delivery requirements. The Forward Purchase provides for semi-annual purchases of 17,951 ounces of gold on each semi-annual delivery date under the Prepaid Forward at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007. On each semi-annual delivery date, the ounces purchased under the Forward Purchase were delivered in satisfaction of the Company’s delivery requirements under the Prepaid Forward. As discussed in Note 18, Newmont determined that the accounting treatment for this transaction required correction as the contract did not meet the technical criteria necessary to be accounted for in the manner reflected in the historical financial statements. To properly account for the transaction, the Company’s long-term debt was increased by $145.0 million as the Prepaid Forward and related Forward Purchase are treated under a financing accounting model and accounted for as a single borrowing of $145 million in July 1999, with interest accruing, based on an effective interest rate recognized over the full term of the borrowing. See Note 18 for a complete description of the accounting for the transaction and resulting restatement.

(9)    Sales Contracts, Commodity and Derivative Instruments

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

For the nine months ended September 30, 2002, a net loss of $2.6 million was included in income for the ineffective portion of derivative instruments designated as cash flow hedges and a net loss of $11.7 million for the change in fair value of gold commodity contracts that do not qualify as hedges (included in Gain (loss) on derivative instruments). The amount to be reclassified from Other comprehensive income (loss) (“OCI”) to income for derivative instruments during the next 12 months is a debit of approximately $0.4 million. The maximum period over which hedged forecasted transactions are expected to occur is 9.2 years.

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

(10)    Dividends, Interest, Foreign Currency Exchange and Other Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)
	(in thousands)
Interest income	$2,920	$1,469	$10,818	$3,177
Foreign currency exchange gain (loss)	2,411	(4,496)	2,426	(5,283)
Gain (loss) on sale of properties	(769)	946	5,633	4,727
Other	3,716	(1,478)	4,659	519

Total	$8,278	$(3,559)	$23,536	$3,140

(11)    Merger and Restructuring Expenses

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

(12)    Accounting Changes and Recent Accounting Pronouncements

Change In Accounting Policy—Property, Plant and Mine Development, Net

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to DD&A of Property, plant and mine development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, Newmont further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change through December 31, 2001 increased net income during the nine months ended September 30, 2002 by $7.7 million, net of tax of $4.1 million, and increased earnings per basic and diluted common share by $0.02 per share.

The table below presents the impact of the accounting change on Net income before cumulative effect of the accounting change for the three- and nine-month periods ended September 30, 2002 and the pro forma effect for the three- and nine-month periods ended September 30, 2001 as if the change had been in effect for that period (in thousands, except for per share data):

	Three months ended		Nine months ended
Increase/(Decrease) to net income	September 30, 2002 (Actuals)	September 30, 2001 (Pro forma)	September 30, 2002 (Actuals)	September 30, 2001 (Pro forma)
Depreciation, depletion, and amortization	$(3,377)	$250	$629	$319
Income tax expense	1,182	(88)	(220)	(112)

Net income (loss) before cumulative effect of a change in accounting principle	$(2,195)	$162	$409	$207

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$(0.01)	$0.00	$0.00	$0.00

The table below presents pro forma net income and earnings per share before cumulative effect of a change in accounting principle for the three- and nine-month periods ended September 30, 2001 as if the Company had adopted the new accounting method for Property, plant and mine development, net as of January 1, 2001:

	Three months ended September 30, 2001		Nine months ended September 30, 2001
	Net income applicable to common shares before cumulative effect of a change in accounting principle	Earnings per share before cumulative effect of a change in accounting principle	Net loss applicable to common shares before cumulative effect of a change in accounting principle	Loss per share before cumulative effect of a change in accounting principle
As reported	$12,102	$0.06	$(72,528)	$(0.37)
Change in accounting method for Property, plant and mine development, net	162	0.00	207	0.00

Pro forma	$12,264	$0.06	$(72,321)	$(0.37)

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

(13)    Stockholders’ Equity

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

(14)    Statement of Other Comprehensive Income (Loss)

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

(15)    Segment Information

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

Financial information relating to Newmont’s segments is as follows:

Three Months Ended September 30, 2002

(unaudited and in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$226.7	$36.2	$262.9	$201.6	$23.2	$224.8	$24.6	$133.7	$158.3
Royalties	$—	$—	$—	$—	$—	$—	$—	$0.3	$0.3
Interest income	$—	$0.1	$0.1	$—	$—	$—	$0.1	$2.5	$2.6
Interest expense	$—	$—	$—	$1.6	$—	$1.6	$—	$15.6	$15.6
Exploration and research expense	$4.0	$0.1	$4.1	$3.8	$—	$3.8	$0.8	$3.2	$4.0
Depreciation, depletion and amortization (1)	$32.7	$7.9	$40.6	$24.6	$3.5	$28.1	$7.9	$27.8	$35.7
Pre-tax income (loss) before minority interest and equity income of affiliates (1)	$3.0	$3.3	$6.3	$93.1	$8.1	$101.2	$7.6	$(12.9)	$(5.3)
Equity income of affiliates (1)	$—	$—	$—	$—	$—	$—	$—	$3.2	$3.2
Amortization of deferred stripping, net	$20.0	$(0.1)	$19.9	$—	$—	$—	$—	$—	$—
Asset write-down (1)	$20.4	$0.3	$20.7	$—	$—	$—	$—	$0.9	$0.9
Capital expenditures	$12.7	$1.6	$14.3	$39.7	$0.3	$40.0	$1.2	$13.4	$14.6
Total assets (1)	$1,817.9	$156.4	$1,974.3	$1,131.6	$36.4	$1,168.0	$205.6	$2,177.9	$2,383.5

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$22.0	$29.9	$697.9	$14.3	$—	$—	$—	$712.2
Royalties	$—	$—	$0.3	$—	$—	$7.4	$0.2	$7.9
Interest income	$0.1	$—	$2.8	$—	$—	$0.1	$—	$2.9
Interest expense	$0.2	$—	$17.4	$—	$—	$—	$15.7	$33.1
Exploration and research expense	$—	$0.7	$12.6	$0.5	$6.7	$—	$5.6	$25.4
Depreciation, depletion and amortization (1)	$2.6	$9.3	$116.3	$5.6	$2.1	$8.1	$1.5	$133.6
Pre-tax income (loss) before minority interest and equity income of affiliates (1)	$11.0	$5.0	$118.2	$(3.5)	$(8.9)	$7.4	$(67.6)	$45.6
Equity income of affiliates (1)	$—	$—	$3.2	$—	$—	$1.1	$14.1	$18.4
Amortization of deferred stripping, net	$—	$—	$19.9	$—	$—	$—	$—	$19.9
Asset write-down (1)	$—	$0.3	$21.9	$0.1	$—	$—	$—	$22.0
Capital expenditures	$0.7	$4.0	$73.6	$5.3	$—	$3.2	$15.3	$97.4
Total assets (1)	$102.9	$524.2	$6,152.9	$485.7	$222.8	$2,042.8	$843.8	$9,748.0

(1)	As restated. See Note 18.

Three Months Ended September 30, 2001

(unaudited and in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$179.7	$34.4	$214.1	$140.2	$23.9	$164.1	$8.1	$—	$8.1
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.5	$0.1	$0.6	$—	$—	$—
Interest expense (1)	$0.1	$—	$0.1	$0.7	$—	$0.7	$—	$—	$—
Exploration and research expense	$3.0	$—	$3.0	$1.7	$0.4	$2.1	$0.4	$—	$0.4
Depreciation, depletion and amortization (1)	$28.3	$8.5	$36.8	$14.3	$4.6	$18.9	$1.0	$—	$1.0
Pre-tax income (loss) before minority interest and equity income of affiliates (1)	$(11.8)	$0.1	$(11.7)	$60.2	$7.0	$67.2	$2.9	$—	$2.9
Equity income of affiliates (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$11.8	$(0.1)	$11.7	$—	$—	$—	$—	$—	$—
Asset write-down (1)	$2.9	$—	$2.9	$—	$—	$—	$—	$—	$—
Capital expenditures	$12.7	$3.0	$15.7	$73.7	$2.2	$75.9	$0.6	$—	$0.6
Total assets (1)	$1,421.4	$173.1	$1,594.5	$1,018.8	$56.9	$1,075.7	$32.3	$—	$32.3

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$16.9	$21.2	$424.4	$—	$—	$—	$—	$424.4
Royalties	$—	$—	$—	$—	$—	$—	$0.3	$0.3
Interest income	$0.3	$—	$1.0	$—	$—	$—	$0.5	$1.5
Interest expense (1)	$0.2	$—	$1.0	$—	$—	$—	$23.6	$24.6
Exploration and research expense	$—	$—	$5.5	$—	$2.2	$—	$5.1	$12.8
Depreciation, depletion and amortization (1)	$3.1	$3.8	$63.6	$—	$0.1	$—	$1.6	$65.3
Pre-tax income (loss) before minority interest and equity income of affiliates (1)	$5.6	$4.5	$68.5	$—	$(2.3)	$—	$(48.9)	$17.3
Equity income of affiliates (1)	$—	$—	$—	$—	$—	$—	$9.7	$9.7
Amortization of deferred stripping, net	$—	$—	$11.7	$—	$—	$—	$—	$11.7
Asset write-down (1)	$—	$—	$2.9	$—	$—	$—	$—	$2.9
Capital expenditures	$11.3	$—	$103.5	$—	$—	$—	$4.6	$108.1
Total assets (1)	$104.5	$80.6	$2,887.6	$—	$24.6	$—	$1,150.5	$4,062.7

(1)	As restated. See Note 18.

Nine Months Ended September 30, 2002

(unaudited and in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$589.5	$112.7	$702.2	$490.8	$66.6	$557.4	$64.5	$319.6	$384. 1
Royalties	$—	$—	$—	$—	$—	$—	$—	$1.1	$1.1
Interest income	$—	$0.1	$0.1	$0.2	$—	$0.2	$0.5	$7.9	$8.4
Interest expense	$0.1	$—	$0.1	$7.0	$0.2	$7.2	$0.2	$31.5	$31.7
Exploration and research expense	$10.3	$0.1	$10.4	$8.1	$0.6	$8.7	$1.4	$6.3	$7.7
Depreciation, depletion and amortization (1)	$84.7	$25.6	$110.3	$85.8	$10.4	$96.2	$17.8	$63.1	$80.9
Pre-tax income (loss) before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle (1)	$(6.0)	$13.4	7.4	$168.5	$21.2	$189.7	$25.5	$(16.7)	$8.8
Equity income of affiliates (1)	$—	$—	$—	$—	$—	$—	$—	$6.3	$6.3
Cumulative effect of a change in accounting principle, net of tax of $4.1	$0.9	$7.2	$8.1	$—	$—	$—	$(0.4)	$—	$(0.4)
Amortization of deferred stripping, net	$29.5	$(0.7)	$28.8	$—	$—	$—	$—	$—	$—
Asset write-down (1)	$35.7	$0.3	$36.0	$—	$—	$—	$—	$1.2	$1.2
Capital expenditures	$33.4	$8.5	$41.9	$109.4	$0.9	$110.3	$6.9	$35.0	$41.9
Total assets (1)	$1,817.9	$156.4	$1,974.3	$1,131.6	$36.4	$1,168.0	$205.6	$2,177.9	$2,383.5

	Zarafshan- Newmont	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$59.4	$86.5	$1,789.6	$46.6	$—	$—	$—	$1,836.2
Royalties	$—	$—	$1.1	$—	$—	$21.2	$0.6	$22.9
Interest income	$0.1	$—	$8.8	$—	$—	$1.2	$0.8	$10.8
Interest expense	$0.5	$—	$39.5	$—	$—	$—	$59.8	$99.3
Exploration and research expense	$—	$1.3	$28.1	$1.7	$14.1	$—	$11.8	$55.7
Depreciation, depletion and amortization (1)	$8.0	$25.3	$320.7	$12.6	$5.6	$16.3	$4.2	$359.4
Pre-tax income (loss) before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle (1)	$25.5	$13.9	$245.3	$2.7	$(19.7)	$13.2	$(99.3)	$142.2
Equity income of affiliates (1)	$—	$—	$6.3	$—	$—	$1.8	$29.1	$37.2
Cumulative effect of a change in accounting principle, net of tax of $4.1	$—	$—	$7.7	$—	$—	$—	$—	7.7
Amortization of deferred stripping, net	$—	$—	$28.8	$—	$—	$—	$—	$28.8
Asset write-down (1)	$—	$0.3	$37.5	$0.4	$—	$—	$—	$37.9
Capital expenditures	$3.4	$9.9	$207.4	$9.4	$0.2	$3.8	$17.4	$238.2
Total assets (1)	$102.9	$524.2	$6,152.9	$485.7	$222.8	$2,042.8	$843.8	$9,748.0

(1)	As restated. See Note 18.

Nine Months Ended September 30, 2001

(unaudited and in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	(1) Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net (1)	$534.4	$103.0	$637.4	$375.7	$61.3	$437.0	$24.4	$—	$24.4
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$1.4	$0.1	$1.5	$—	$—	$—
Interest expense (1)	$0.2	$—	$0.2	$1.9	$0.3	$2.2	$—	$—	$—
Exploration and research expense	$8.0	$0.3	$8.3	$10.2	$0.7	$10.9	$1.2	$—	$1.2
Depreciation, depletion and amortization (1)	$87.9	$25.9	$113.8	$61.0	$14.5	$75.5	$3.1	$—	$3.1
Pre-tax income (loss) before minority interest and equity income of affiliates (1)	$(26.7)	$(2.0)	$(28.7)	$130.4	$5.2	$135.6	$10.1	$—	$10.1
Equity income of affiliates (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$15.3	$—	$15.3	$—	$—	$—	$—	$—	$—
Asset write-down (1)	$9.0	$—	$9.0	$—	$0.1	$0.1	$—	$—	$—
Capital expenditures	$41.3	$7.8	$49.1	$232.7	$9.4	$242.1	$2.1	$—	$2.1
Total assets (1)	$1,421.4	$173.1	$1,594.5	$1,018.8	$56.9	$1,075.7	$32.3	$—	$32.3

	Zarafshan- Newmont	Other International Operations	Total Gold (1)	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net (1)	$43.6	$73.4	$1,215.8	$—	$—	$—	$—	$1,215.8
Royalties	$—	$—	$—	$—	$—	$—	$0.4	$0.4
Interest income	$0.3	$0.1	$2.0	$—	$—	$—	$1.2	$3.2
Interest expense (1)	$0.7	$—	$3.1	$—	$—	$—	$68.3	$71.4
Exploration and research expense	$—	$—	$20.4	$—	$7.4	$—	$15.7	$43.5
Depreciation, depletion and amortization (1)	$9.3	$15.3	$217.0	$—	$0.4	$—	$4.6	$222.0
Pre-tax income (loss) before minority interest and equity income of affiliates (1)	$12.0	$19.4	$148.4	$—	$(9.4)	$—	$(186.9)	$(47.9)
Equity income of affiliates (1)	$—	$—	$—	$—	$—	$—	$13.4	$13.4
Amortization of deferred stripping, net	$—	$4.1	$19.4	$—	$—	$—	$—	$19.4
Asset write-down (1)	$—	$0.9	$10.0	$—	$—	$—	$—	$10.0
Capital expenditures	$17.2	$—	$310.5	$—	$—	$—	$7.6	$318.1
Total assets (1)	$104.5	$80.6	$2,887.6	$—	$24.6	$—	$1,150.5	$4,062.7

(1)	As restated. See Note 18.

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

Newmont operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Batu Hijau financial information, based on U.S. generally accepted accounting principles, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(unaudited and in millions)
Revenue, net of smelting and refining (2)	$95.9	$102.4	$261.9	$278.9
Interest expense	$18.2	$27.4	$54.2	$98.1
Depreciation, depletion and amortization (1)	$29.4	$39.8	$87.2	$86.6
Net income (loss) before cumulative effect of a change in accounting principal (1)	$16.6	$0.7	$21.6	$(38.1)
Net income (loss) (1)	$16.6	$0.7	$21.6	$(38.1)
Capital expenditures	$4.8	$(0.6)	$59.0	$(30.3)
Total assets (1)			$2,310.0	$2,233.7

(1)	As restated. See Note 18.
(2)	As restated to reflect smelting and refining costs as a reduction of revenue.

Newmont’s third quarter equity income for Batu Hijau was $14.5 million and $9.7 million for 2002 and 2001, respectively. For 2002, income was based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $2.5 million of inter-company interest, $2.7 million of inter-company management fees, and amortization adjustments of ($0.1) million. For the comparable 2001 period, the income was $9.7 million based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $5.2 million of inter-company interest, $2.8 million of inter-company management fees, and amortization adjustments of $1.3 million. For the nine months ended September 30, 2002, equity income of Batu Hijau was $29.4 million based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $6.1 million of inter-company interest, $7.8 million of inter-company management fees, and amortization adjustments of $3.4 million. For the comparable 2001 period, income was $13.4 million, based on 56.25% of Batu Hijau’s income, adjusted for the elimination of $22.6 million of inter-company interest, $8.5 million of inter-company management fees, and amortization adjustments of $3.8 million.

(16)    Commitments and contingencies

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

(17)    Condensed Consolidating Financial Information

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

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Three Months Ended September 30, 2002
Sales and other income
Sales—gold	$—	$530.7	$167.1	$—	$697.8
Sales—base metals, net	—	—	14.3	—	14.3
Royalties	—	0.2	8.7	(1.0)	7.9
Dividends, interest and other income—intercompany	4.8	2.8	8.3	(15.9)	—
Dividends, interest, foreign currency exchange and other income	2.9	3.9	1.5	—	8.3

	7.7	537.6	199.9	(16.9)	728.3

Costs and Expenses
Cost applicable to sales—gold	—	303.9	107.6	(1.3)	410.2
Cost applicable to sales—base metals	—	—	10.4	—	10.4
Depreciation, depletion and amortization (1)	—	77.6	56.0	—	133.6
Exploration and research	—	16.0	9.4	—	25.4
General and administrative	—	21.3	8.1	0.3	29.7
Interest expense—intercompany	5.5	4.6	5.7	(15.8)	—
Interest, net of capitalized interest	—	17.5	15.6	—	33.1
Write-down of assets and other (1)	—	22.8	6.3	—	29.1

	5.5	463.7	219.1	(16.8)	671.5
Operating income (loss)	2.2	73.9	(19.2)	(0.1)	56.8
Loss on derivative instruments	—	—	(11.2)	—	(11.2)

Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	2.2	73.9	(30.4)	(0.1)	45.6
Income tax (expense) benefit (1)	—	(11.3)	4.7	(4.1)	(10.7)
Minority interest in income of subsidiaries	(14.4)	(34.8)	2.6	14.1	(32.5)
Equity income of affiliates (1)	—	14.1	14.3	(10.0)	18.4
Equity income of subsidiaries	33.0	—	49.4	(82.4)	—

Net income (loss)	20.8	41.9	40.6	(82.5)	20.8

Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common shares	$20.8	$41.9	$40.6	$(82.5)	$20.8

Consolidating Statement of Operations	Newmont Mining Corporation	(1) Newmont USA	Other Subsidiaries	Eliminations	(1) Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Three Months Ended September 30, 2001
Sales and other income
Sales—gold	$—	$424.4	$—	$—	$424.4
Royalties	—	0.3	—	—	0.3
Dividends, interest and other income—intercompany	—	—	—	—	—
Dividends, interest, foreign currency exchange and other income (loss)	—	(3.6)	—	—	(3.6)

	—	421.1	—	—	421.1

Costs and Expenses
Cost applicable to sales—gold (1)	—	282.5	—	—	282.5
Depreciation, depletion and amortization (1)	—	65.4	—	—	65.4
Exploration and research	—	12.8	—	—	12.8
General and administrative	—	13.7	—	—	13.7
Interest, net of capitalized interest (1)	—	24.6	—	—	24.6
Write-down of assets and other (1)	—	5.8	—	—	5.8

	—	404.8	—	—	404.8

Operating income	—	16.3	—	—	16.3
Gain on derivative instruments	—	0.9	—	—	0.9

Pre-tax income before minority interest and equity income of affiliates	—	17.2	—	—	17.2
Income tax benefit (1)	—	8.2	—	—	8.2
Minority interest in income of subsidiaries (1)	—	(21.2)	—	—	(21.2)
Equity income of affiliates (1)	—	9.8	—	—	9.8

Net income	—	14.0	—	—	14.0
Preferred stock dividends	—	(1.9)	—	—	(1.9)

Net income applicable to common shares	$—	$12.1	$—	$—	$12.1

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Nine Months Ended September 30, 2002
Sales and other income
Sales—gold (1)	$—	$1,389.8	$399.8	$—	$1,789.6
Sales—base metals, net	—	—	46.6	—	46.6
Royalties	—	0.5	22.4	—	22.9
Gain on sale of marketable securities of Lihir	—	47.3	—	—	47.3
Dividends, interest and other income—intercompany	9.8	8.8	27.3	(45.9)	—
Dividends, interest, foreign currency exchange and other income	2.9	12.8	7.8	—	23.5

	12.7	1,459.2	503.9	(45.9)	1,929.9

Costs and Expenses
Cost applicable to sales—gold (1)	—	851.7	258.9	(4.0)	1,106.6
Cost applicable to sales—base metals	—	—	29.6	—	29.6
Depreciation, depletion and amortization (1)	—	234.0	125.4	—	359.4
Exploration and research	—	35.8	19.9	—	55.7
General and administrative	—	58.9	19.5	0.3	78.7
Interest expense—intercompany	11.1	7.4	14.8	(33.3)	—
Interest, net of capitalized interest (1)	—	67.8	31.5	—	99.3
Write-down of assets and other (1)	—	40.8	3.3	—	44.1

	11.1	1,296.4	502.9	(37.0)	1,773.4

Operating income (loss)	1.6	162.8	1.0	(8.9)	156.5
Gain (loss) on derivative instruments	—	1.9	(16.2)	—	(14.3)

Pre-tax income (loss) before minority interest, equity income (loss) of affiliates and cumulative effect of a change in accounting principle	1.6	164.7	(15.2)	(8.9)	142.2
Income tax expense (1)	—	(29.7)	(12.1)	—	(41.8)
Minority interest in (income) loss of subsidiaries (1)	(21.8)	(63.7)	4.0	19.2	(62.3)
Equity income of affiliates (1)	—	29.1	27.2	(19.1)	37.2
Equity income of subsidiaries	103.2	—	114.2	(217.4)	—

Net income before cumulative effect of a change in accounting principle	83.0	100.4	118.1	(226.2)	75.3
Cumulative effect of a change in accounting principle, net of tax	—	7.7	—	—	7.7

Net income	83.0	108.1	118.1	(226.2)	83.0
Preferred stock dividends	(3.8)	—	—	—	(3.8)

Net income (loss) applicable to common shares	$79.2	$108.1	$118.1	$(226.2)	$79.2

Consolidating Statement of Operations	Newmont Mining Corporation	(1) Newmont USA	Other Subsidiaries	Eliminations	(1) Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Nine Months Ended September 30, 2001
Sales and other income
Sales—gold (1)	$—	$1,215.8	$—	$—	$1,215.8
Royalties	—	0.4	—	—	0.4
Dividends, interest and other income—intercompany	—	—	—	—	—
Dividends, interest, foreign currency exchange and other income	—	3.2	—	—	3.2

	—	1,219.4	—	—	1,219.4

Costs and Expenses
Cost applicable to sales—gold (1)	—	809.0	—	—	809.0
Depreciation, depletion and amortization (1)	—	222.0	—	—	222.0
Exploration and research	—	43.5	—	—	43.5
General and administrative	—	44.6	—	—	44.6
Interest, net of capitalzed interest (1)	—	71.4	—	—	71.4
Merger and restructuring	—	60.5	—	—	60.5
Write-down of assets and other (1)	—	18.1	—	—	18.1

	—	1,269.1	—	—	1,269.1

Operating loss	—	(49.7)	—	—	(49.7)
Gain on derivative instruments	—	1.8	—	—	1.8

Pre-tax loss before minority interest and equity income of affiliates	—	(47.9)	—	—	(47.9)
Income tax benefit (1)	—	12.2	—	—	12.2
Minority interest in income of subsidiaries (1)	—	(44.6)	—	—	(44.6)
Equity income of affiliates (1)	—	13.4	—	—	13.4

Net loss	$—	$(66.9)	$—	$—	$(66.9)

Preferred stock dividends	—	(5.6)	—	—	(5.6)

Net loss applicable to common shares	$—	$(72.5)	$—	$—	$(72.5)

Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited and in millions)
At September 30, 2002
Assets
Cash and cash equivalents	$—	$131.6	$160.5	$—	$292.1
Short-term investments	—	2.7	12.7	—	15.4
Accounts receivable	8.7	47.0	102.9	(119.5)	39.1
Inventories (1)	—	444.5	124.7	—	569.2
Current portion of deferred stripping costs	—	44.0	—	—	44.0
Prepaid taxes	—	25.8	11.1	—	36.9
Current portion of deferred income tax assets (1)	—	5.9	22.8	—	28.7
Other current assets	326.1	83.5	263.9	(559.9)	113.6

Current assets	334.8	785.0	698.6	(679.4)	1,139.0
Property, plant and mine development, net (1)	—	1,964.9	372.6	—	2,337.5
Mineral interests and other intangible assets, net (1)	—	352.0	1,495.3	—	1,847.3
Investments (1)	—	597.0	805.4	(389.4)	1,013.0
Investment in subsidiaries	4,703.3	—	1,763.9	(6,467.2)	—
Deferred stripping costs (1)	—	18.9	—	—	18.9
Long-term inventories	—	140.3	1.0	—	141.3
Derivative instruments	—	—	3.9	—	3.9
Deferred income tax assets	—	405.4	93.6	5.8	504.8
Other long-term assets (1)	—	317.2	390.3	(534.1)	173.4
Goodwill	—	—	2,568.9	—	2,568.9

Total assets	$5,038.1	$4,580.7	$8,193.5	$(8,064.3)	$9,748.0

Liabilities
Current portion of long-term debt	$—	$59.7	$41.2	$—	$100.9
Accounts payable	75.1	112.3	57.3	(119.8)	124.9
Current portion of deferred income tax liabilities (1)	—	30.9	8.3	—	39.2
Derivative instruments	—	—	65.0	—	65.0
Other accrued liabilities (1)	—	425.6	454.8	(554.6)	325.8

Current liabilities	75.1	628.5	626.6	(674.4)	655.8
Long-term debt	—	1,130.3	595.1	—	1,725.4
Reclamation and remediation liabilities	—	179.6	80.7	—	260.3
Deferred revenue from sale of future production (1)	—	53.9	—	—	53.9
Derivative instruments	—	—	391.7	—	391.7
Deferred income tax liabilities (1)	—	170.8	377.8	0.7	549.3
Employee related benefits (1)	—	166.0	1.4	—	167.4
Other long-term liabilities	471.4	86.6	173.4	(534.1)	197.3

Total liabilities	546.5	2,415.7	2,246.7	(1,207.8)	4,001.1

Minority interest in subsidiaries	17.1	376.7	340.2	(384.9)	349.1

Stockholders’ equity
Convertible preferred stock	—	—	60.7	(60.7)	—
Common stock	559.7	—	0.1	(0.1)	559.7
Additional paid-in capital	4,137.3	1,979.7	5,464.6	(6,521.0)	5,060.6
Accumulated other comprehensive loss (1)	(27.2)	(25.0)	(32.0)	57.0	(27.2)
Retained earnings (deficit) (1)	(195.3)	(166.4)	113.2	53.2	(195.3)

Total stockholders’ equity	4,474.5	1,788.3	5,606.6	(6,471.6)	5,397.8

Total liabilities and stockholders’ equity	$5,038.1	$4,580.7	$8,193.5	$(8,064.3)	$9,748.0

Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
At December 31, 2001
Assets
Cash and cash equivalents	$—	$149.4	$—	$—	$149.4
Short-term investments	—	8.2	—	—	8.2
Accounts receivable	—	19.1	—	—	19.1
Inventories	—	452.1	—	—	452.1
Marketable securities of Lihir	—	66.9	—	—	66.9
Current portion of deferred stripping costs	—	71.5	—	—	71.5
Prepaid taxes	—	29.2	—	—	29.2
Current portion of deferred income tax assets	—	7.8	—	—	7.8
Other current assets	—	42.8	—	—	42.8

Current assets	—	847.0	—	—	847.0
Property, plant and mine development, net	—	1,930.2	—	—	1,930.2
Mineral interests and other intangible assets, net	—	177.0	—	—	177.0
Investments	—	543.3	—	—	543.3
Deferred stripping costs	—	20.1	—	—	20.1
Long-term inventories	—	117.7	—	—	117.7
Deferred income tax assets	—	403.5	—	—	403.5
Other long-term assets	—	102.9	—	—	102.9

Total assets	$—	$4,141.7	$—	$—	$4,141.7

Liabilities
Current portion of long-term debt	$—	$192.2	$—	$—	$192.2
Accounts payable	—	80.9	—	—	80.9
Current portion of deferred income tax liabilities	—	32.9	—	—	32.9
Derivative instruments	—	—	—	—	—
Other accrued liabilities	—	214.0	—	—	214.0

Current liabilities	—	520.0	—	—	520.0
Long-term debt	—	1,234.7	—	—	1,234.7
Reclamation and remediation liabilities	—	176.9	—	—	176.9
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Deferred income tax liabilities	—	140.8	—	—	140.8
Employee related benefits	—	159.6	—	—	159.6
Other long-term liabilities	—	93.3	—	—	93.3

Total liabilities	—	2,379.1	—	—	2,379.1

Minority interest in subsidiaries	—	262.8	—	—	262.8

Stockholders’ equity
Convertible preferred stock	—	11.5	—	—	11.5
Common stock	—	313.9	—	—	313.9
Additional paid-in capital	—	1,458.4	—	—	1,458.4
Accumulated other comprehensive loss	—	(9.5)	—	—	(9.5)
Retained deficit	—	(274.5)	—	—	(274.5)

Total stockholders’ equity	—	1,499.8	—	—	1,499.8

Total liabilities and stockholders’ equity	$—	$4,141.7	$—	$—	$4,141.7

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Nine Months Ended September 30, 2002
Operating activities:
Net income (loss) (1)	$83.0	$108.1	$118.1	$(226.2)	$83.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities (1)	—	244.4	114.8	—	359.2
Change in working capital	—	(1.2)	4.1	—	2.9

Net cash provided by (used in) operating activities	83.0	351.3	237.0	(226.2)	445.1

Investing activities:
Additions to property, plant and mine development	—	(149.8)	(88.4)	—	(238.2)
Proceeds from sale of short-term investments	—	—	407.4	—	407.4
Proceeds from sale of marketable securities of Lihir	—	84.0	—	—	84.0
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Net cash effect of acquisitions	(88.1)	—	—	—	(88.1)
Investment in consolidating subsidiaries	(83.0)	—	—	83.0	—
Proceeds from asset sales and other	—	(15.5)	9.3	—	(6.2)

Net cash (used in) provided by investing activities	(171.1)	(81.3)	379.1	83.0	209.7

Financing activities:
Net borrowings (repayments)	56.7	(277.3)	(456.2)	143.2	(533.6)
Dividends paid on common and preferred stock	(33.0)	—	(5.0)	—	(38.0)
Proceeds from stock issuance	64.4	3.6	—	—	68.0
Other	—	(1.0)	1.2	—	0.2

Net cash provided by (used in) financing activities	88.1	(274.7)	(460.0)	143.2	(503.4)

Effect of exchange rate changes on cash	—	(8.3)	(0.4)	—	(8.7)

Net change in cash and cash equivalents	—	(13.0)	155.7	—	142.7
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$136.4	$155.7	$—	$292.1

Statement of Consolidating Cash Flows	Newmont Mining Corporation	(1) Newmont USA	Other Subsidiaries	Eliminations	(1) Newmont Mining Corporation Consolidated
	(unaudited and in millions)
Nine Months Ended September 30, 2001
Operating activities:
Net loss (1)	$—	$(66.9)	$—	$—	$(66.9)
Adjustments to reconcile net loss to net cash provided by operating activities (1)	—	248.9	—	—	248.9
Change in working capital (1)	—	41.0	—	—	41.0

Net cash provided by operating activities	—	223.0	—	—	223.0

Investing activities:
Additions to property, plant and mine development	—	(318.1)	—	—	(318.1)
Proceeds from assets sales and Other	—	10.9	—	—	10.9

Net cash used in investing activities	—	(307.2)	—	—	(307.2)

Financing activities:
Net borrowings (repayments)	—	72.4	—	—	72.4
Dividends paid on common and preferred stock	—	(23.2)	—	—	(23.2)
Decrease in restricted cash	—	40.4	—	—	40.4
Other	—	5.4	—	—	5.4

Net cash provided by financing activities	—	95.0	—	—	95.0

Effect of exchange rate changes on cash	—	2.1	—	—	2.1

Net change in cash and cash equivalents	—	12.9	—	—	12.9
Cash and cash equivalents at beginning of period	—	77.6	—	—	77.6

Cash and cash equivalents at end of period	$—	$90.5	$—	$—	$90.5

(1)	As restated. See Note 18.

(18)    Restatement of Financial Statements

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

As a result of this correction in accounting, the Company’s net earnings have been decreased by approximately $1.9 million or $0.01 per share and $2.5 million or $0.01 per share for three- and nine-month periods ended September 30, 2001, respectively. The previously reported financial statements for the three and nine months ended September 30, 2002, respectively, already include the effects of this adjustment.

Investment in Batu Hijau

The Company determined that the Batu Hijau mine had incorrectly included non-reserve material in its depreciation and deferred stripping calculations. As a result, the Company has restated its financial statements beginning with the fourth quarter of 1999 through the third quarter of 2002, so as to exclude material other than proven and probable reserves in its depreciation and deferred stripping calculations.

The Company accounts for its 45% indirect interest in the Batu Hijau mine, which commenced production in late 1999, using the equity method. In accordance with the mine’s operating and financing agreements, the Company recognizes 56.25% of the Batu Hijau mine’s net income until it has recouped the bulk of its construction investment. PTNNT had been including a certain amount of non-reserve material in its depreciation and deferred stripping calculations. This material is located within the current economic pit design and is included in the operation’s mining plan. However, due to a lack of drilling density in the areas of the pit where this material is located, this material does not currently meet the criteria to be classified as proven and probable reserves. PTNNT has recalculated depreciation and deferred stripping charges excluding this material.

As a result of the correction in accounting for depreciation, the Company’s net earnings have been decreased by approximately $0.7 million or less than $0.01 per share and $2.5 million or $0.01 per share for three- and nine- month periods ended September 30, 2001, respectively. The previously reported financial statements for the three and nine months ended September 30, 2002, respectively, already include the effects of this adjustment for depreciation for Batu Hijau.

As a result of the correction in accounting for deferred stripping, the Company’s net income has increased by approximately $0.8 million or less than $0.01 per share and $4.0 million or $0.02 per share for the three months ended September 30, 2002 and 2001, respectively. The Company’s net income has increased by approximately $0.3 million or less than $0.01 per share and $2.1 million or less than $0.01 per share for the nine months ended September 30, 2002 and 2001, respectively. The Company’s Stockholders’ equity as of September 30, 2002 has decreased by $2.6 million.

Depreciation and Amortization

Yanacocha

In November 2002, the Company determined that it had incorrectly recorded depreciation on certain mining assets at its Yanacocha operations in Peru. The Company has restated its financial statements beginning with the first quarter of 1999 through the second quarter of 2002. As a result of this correction in accounting, the Company’s net earnings have been decreased by approximately $0.7 million or less than $0.01 per share and $1.6 million or $0.01 per share for three and nine month periods ended September 30, 2001, respectively. The previously reported financial statements for the three and nine months ended September 30, 2002, respectively, already include the effects of this adjustment for depreciation at Yanacocha.

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

As a result of this correction, the Company’s net income was decreased by $2.4 million or $0.01 per share and $6.1 million or $0.02 per share for the three- and nine-month periods ended September 30, 2002, respectively.

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

As a result of these corrections, the Company’s net income was decreased by $1.6 million or less than $0.01 per share and $10.2 million or $0.05 per share for the three months ended September 30, 2002 and 2001, respectively. The Company’s net income was decreased by $1.8 million or less than $0.01 per share for the nine months ended September 30, 2002 and net loss was increased by $17.0 million or $0.08 per share for the nine months ended September 30, 2001. The adjustments also increased the earnings of prior years and therefore increased Stockholders’ equity of the Company by $31.4 million at September 30, 2002.

Reclassifications

Certain amounts in previously reported consolidated financial statements have been reclassified to conform to the current presentation.

Restated Financial Statements

The following sets forth the effects of the restatements to Newmont’s Statements of Consolidated Operations and Comprehensive Income (Loss), for the three- and nine-month periods ended September 30, 2002 and 2001, the Statements of Consolidated Cash Flows for the nine-month periods ended September 30, 2002 and 2001 and the Consolidated Balance Sheets at September 30, 2002.

NEWMONT MINING CORPORATION

RESTATEMENT OF

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2002
	As Previously Reported(1)	Investment In Batu Hijau		Inventory		Amortization		As Restated
	(unaudited and in thousands, except per share)
Sales and other income
Sales—gold	$697,829	$—		$—		$—		$697,829
Sales—base metals, net	14,339	—		—		—		14,339
Royalties	7,900	—		—		—		7,900
Dividends, interest, foreign currency exchange and other income	8,278	—		—		—		8,278

	728,346	—		—		—		728,346

Costs and expenses
Costs applicable to sales—gold	409,223	—		983	(w)	—		410,206
Costs applicable to sales—base metals	10,450	—		—		—		10,450
Depreciation, depletion and amortization	150,446	—		(20,394	)(v)	3,597	(a2)	133,649
Exploration and research	25,356	—		—		—		25,356
General and administrative	29,742	—		—		—		29,742
Interest, net of capitalized interest	33,082	—		—		—		33,082
Write-down of assets	5,686	—		16,308	(v)	—		21,994
Other	7,108	—		—		—		7,108

	671,093	—		(3,103)		3,597		671,587

Operating income (loss)	57,253	—		3,103		(3,597)		56,759
Loss on derivative instruments	(11,191)	—		—		—		(11,191)

Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	46,062	—		3,103		(3,597)		45,568
Income tax (expense) benefit	(11,157)	—		(774	)(x)	1,175	(a3)	(10,756)
Minority interest in income of subsidiaries	(28,341)	—		(4,154	)(y)	—		(32,495)
Equity income of affiliates	17,470	778	(t)	195	(y)	—		18,443

Net income (loss) applicable to common shares	$24,034	$778		$(1,630)		$(2,422)		$20,760

Net income (loss)	$24,034	$778		$(1,630)		$(2,422)		$20,760
Other comprehensive income (loss), net of tax	(75,443)	—		—		—		(75,443)

Comprehensive income (loss)	$(51,409)	$778		$(1,630)		$(2,422)		$(54,683)

Net income (loss) per common share, basic and diluted	$0.06	$—		$—		$(0.01)		$0.05

Basic weighted average common shares outstanding	401,422	—		—		—		401,422
Diluted weighted average common shares outstanding	402,960	—		—		—		402,960

NEWMONT MINING CORPORATION

RESTATEMENT OF

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2002
	As Previously Reported(1)	Investment In Batu Hijau		Inventory		Amortization		As Restated
	(unaudited and in thousands, except per share)
Sales and other income
Sales—gold	$1,789,579	$—		$—		$—		$1,789,579
Sales—base metals, net	46,644	—		—		—		46,644
Royalties	22,902	—		—		—		22,902
Gain on sale of marketable securities of Lihir	47,298	—		—		—		47,298
Dividends, interest, foreign currency exchange and other income	23,536	—		—		—		23,536

	1,929,959	—		—		—		1,929,959

Costs and expenses
Costs applicable to sales—gold	1,104,818	—		1,798	(w)	—		1,106,616
Costs applicable to sales—base metals	29,572	—		—		—		29,572
Depreciation, depletion and amortization	387,726	—		(37,280	)(v)	8,991	(a2)	359,437
Exploration and research	55,711	—		—		—		55,711
General and administrative	78,709	—		—		—		78,709
Interest, net of capitalized interest	99,320	—		—		—		99,320
Write-down of assets	5,686	—		32,205	(v)	—		37,891
Other	6,187	—		—		—		6,187

	1,767,729	—		(3,277)		8,991		1,773,443

Operating income (loss)	162,230	—		3,277		(8,991)		156,516
Loss on derivative instruments	(14,338)	—		—		—		(14,338)

Pre-tax income (loss) before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle	147,892	—		3,277		(8,991)		142,178
Income tax expense (benefit)	(44,280)	—		(422	)(x)	2,937	(a3)	(41,765)
Minority interest in income of affiliates	(54,760)	—		(7,569	)(y)	—		(62,329)
Equity income of affiliates	34,024	274	(t)	2,869	(y)	—		37,167

Net income (loss) before cumulative effect of a change in accounting principle	82,876	274		(1,845)		(6,054)		75,251
Cumulative effect of a change in accounting principle, net of tax of $4,147	7,701	—		—		—		7,701

Net income (loss)	90,577	274		(1,845)		(6,054)		82,952
Preferred stock dividends	(3,738)	—		—		—		(3,738)

Net income (loss) applicable to common shares	$86,839	$274		$(1,845)		$(6,054)		$79,214

Net income (loss)	$90,577	$274		$(1,845)		$(6,054)		$82,952
Other comprehensive loss, net of tax	(17,737)	—		—				(17,737)

Comprehensive income (loss)	$72,840	$274		$(1,845)		$(6,054)		$65,215

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.22	$—		$—		$(0.02)		$0.20
Cumulative effect of a change in accounting principle per common share, basic and diluted	0.02	—		—		—		0.02

Net income (loss) per common share, basic and diluted	$0.24	$—		$—		$(0.02)		$0.22

Basic weighted average shares outstanding	360,577	—		—		—		360,577
Diluted weighted average shares outstanding	362,023	—		—		—		362,023

NEWMONT MINING CORPORATION

RESTATEMENT OF CONSOLIDATED BALANCE SHEET

	September 30, 2002
	As Previously Reported(1)	Investment In Batu Hijau		Inventory		Amortization		As Restated
	(unaudited and in thousands)
Assets
Cash and cash equivalents	$292,148	$—		$—		$—		$292,148
Short-term investments	15,418	—		—		—		15,418
Accounts receivable	39,041	—		—		—		39,041
Inventories	500,070	—		69,164	(v)	—		569,234
Current portion of deferred stripping costs	44,013	—		—		—		44,013
Prepaid taxes	36,874	—		—		—		36,874
Current portion of deferred income tax assets	28,700	—		—		—		28,700
Other current assets	113,555	—		—		—		113,555

Current assets	1,069,819	—		69,164		—		1,138,983
Property, plant and mine development, net	2,347,155	—		(9,662	)(v)	—		2,337,493
Mineral interests and other intangible assets, net	1,856,238	—		—		(8,991	)(a2)	1,847,247
Investments	1,019,002	(5,989	)(t)	(37	)(y)	—		1,012,976
Deferred stripping costs	18,859	—		—		—		18,859
Long-term inventories	111,804	—		29,530	(v)	—		141,334
Derivative instruments	3,889	—		—		—		3,889
Deferred income tax assets	504,824	—		—		—		504,824
Other long-term assets	173,426	—		—		—		173,426
Goodwill	2,568,935	—		—		—		2,568,935

Total assets	$9,673,951	$(5,989)		$88,995		$(8,991)		$9,747,966

Liabilities
Current portion of long-term debt	$100,931	$—		$—		$—		$100,931
Accounts payable	124,896	—		—		—		124,896
Current portion of deferred income tax liabilities	14,589	—		24,555	(x)	—		39,144
Derivative instruments	65,034	—		—		—		65,034
Other accrued liabilities	325,799	—		—		—		325,799

Current liabilities	631,249	—		24,555		—		655,804
Long-term debt	1,725,428	—		—		—		1,725,428
Reclamation and remediation liabilities	260,287	—		—		—		260,287
Deferred revenue from sale of future production	53,841	—		—		—		53,841
Derivative instruments	391,748	—		—		—		391,748
Deferred income tax liabilities	545,646	(3,381	)(u)	9,919	(x)	(2,937	)(a3)	549,247
Employee related benefits	162,938	—		4,444	(w)	—		167,382
Other long-term liabilities	197,299	—		—		—		197,299

Total liabilities	3,968,436	(3,381)		38,918		(2,937)		4,001,036

Commitments and contingencies
Minority interest in affiliates	330,399	—		18,691	(y)	—		349,090

Stockholders’ equity
Common stock	559,734	—		—		—		559,734
Additional paid-in capital	5,060,613	—		—		—		5,060,613
Accumulated other comprehensive loss	(27,185)	—		—		—		(27,185)
Retained deficit	(218,046)	(2,608	)(q)	31,386	(z)	(6,054	)(a4)	(195,322)

Total stockholders’ equity	5,375,116	(2,608)		31,386		(6,054)		5,397,840

Total liabilities and stockholders’ equity	$9,673,951	$(5,989)		$88,995		$(8,991)		$9,747,966

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOW

	Nine Months Ended September 30, 2002
	As Previously Reported(1)	Investment In Batu Hijau		Inventory		Amortization		As Restated
	(unaudited and in thousands)
Operating activities:
Net income (loss)	$90,577	$274	(q)	$(1,845	)(z)	$(6,054	)(a4)	$82,952
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	387,726	—		(37,280	)(a1)	8,991	(a4)	359,437
Amortization of deferred stripping costs, net	28,759	—		—		—		28,759
Deferred tax benefit	(24,170)	—		422	(a1)	(2,937	)(a4)	(26,685)
Foreign currency exchange (gain) loss	(9,990)	—		—		—		(9,990)
Write-down of assets	5,686	—		32,205	(al)	—		37,891
Minority interest, net of dividends	50,760	—		7,569	(a1)	—		58,329
Undistributed earnings of affiliated companies	(24,399)	(274	)(r)	(2,869	)(a1)	—		(27,542)
Cumulative effect of a change in accounting principle, net	(7,701)	—		—		—		(7,701)
Gain on sale of marketable securities of Lihir	(47,298)	—		—		—		(47,298)
Gain on assets sales and other	(5,915)	—		—		—		(5,915)
(Increase) decrease in operating assets:
Accounts receivable	17,765	—		—		—		17,765
Inventories	(11,926)	—		—		—		(11,926)
Other assets	49,013	—		—		—		49,013
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(27,272)	—		1,798	(a1)	—		(25,474)
Other liabilities	(26,471)	—		—		—		(26,471)

Net cash provided by operating activities	445,144	—		—		—		445,144

Investing activities:
Additions to property, plant and mine development	(238,171)	—		—		—		(238,171)
Proceeds from sale of short-term investments	407,443	—		—		—		407,443
Proceeds from sale of marketable securities of Lihir	84,002	—		—		—		84,002
Proceeds from settlement of cross country swaps	50,816	—		—		—		50,816
Net cash effect of acquisitions	(88,114)	—		—		—		(88,114)
Advances to joint ventures and affiliates	(24,750)	—		—		—		(24,750)
Proceeds from asset sales and other	18,459	—		—		—		18,459

Net cash provided by investing activities	209,685	—		—		—		209,685

Financing activities:
Proceeds from long-term debt	493,371	—		—		—		493,371
Repayments of long-term debt	(1,026,858)	—		—		—		(1,026,858)
Dividends paid on common and preferred stock	(37,931)	—		—		—		(37,931)
Proceeds from stock issuances	67,964	—		—		—		67,964
Other	(4)	—		—		—		(4)

Net cash used in financing activities	(503,458)	—		—		—		(503,458)

Effect of exchange rate changes on cash	(8,654)	—		—		—		(8,654)

Net change in cash and cash equivalents	142,717	—		—		—		142,717
Cash and cash equivalents at beginning of period	149,431	—		—		—		149,431

Cash and cash equivalents at end of period	$292,148	$—		$—		$—		$292,148

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED OPERATIONS AND  COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2001
	As Previously Reported(1)	Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands, except per share)
Sales and other income
Sales—gold	$424,397	$—		$—		$—		$—		$424,397
Royalties	268	—		—		—		—		268
Dividends, interest, foreign currency exchange and other income	(3,559)	—		—		—		—		(3,559)

	421,106	—		—		—		—		421,106

Costs and expenses
Costs applicable to sales	281,979	—		—		(49	)(j)	522	(w)	282,452
Depreciation, depletion and amortization	71,479	—		—		618	(k)	(6,755	)(v)	65,342
Exploration and research	12,843	—		—		—		—		12,843
General and administrative	13,677	—		—		—		—		13,677
Interest, net of capitalized interest	21,745	2,898	(b)	—		—		—		24,643
Write-down of assets	—	—		—		—		2,842	(v)	2,842
Other	2,953	—		—		—		—		2,953

	404,676	2,898		—		569		(3,391)		404,752

Operating income (loss)	16,430	(2,898)		—		(569)		3,391		16,354
Gain on derivative instruments	943	—		—		—		—		943

Pre-tax income (loss) before minority interest and equity income of affiliates	17,373	(2,898)		—		(569)		3,391		17,297
Income tax (expense) benefit	8,509	1,014	(c)	—		(302	)(l)	(995	)(x)	8,226
Minority interest in income (loss) of subsidiaries	(19,336)	—		—		194	(m)	(2,088	)(y)	(21,230)
Equity income (loss) of affiliates	16,852	—		(684	)(p)	—		(10,504	)(y)	9,679
				4,015	(t)

Net income (loss)	23,398	(1,884)		3,331		(677)		(10,196)		13,972
Preferred stock dividends	(1,870)	—		—		—		—		(1,870)

Net income (loss) applicable to common shares	$21,528	$(1,884)		$3,331		$(677)		$(10,196)		$12,102

Net income (loss)	$23,398	$(1,884)		$3,331		$(677)		$(10,196)		$13,972
Other comprehensive income (loss)	7,163	(374	)(d)	—		—		—		6,789

Comprehensive income (loss)	$30,561	$(2,258)		$3,331		$(677)		$(10,196)		$20,761

Net income (loss) per common share, basic and diluted	$0.11	$(0.01)		$0.01		$—		$(0.05)		$0.06

Basic weighted average common shares outstanding	195,880	—		—		—		—		195,880
Diluted weighted average common shares outstanding	196,068	—		—		—		—		196,068

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2001
	As Previously Reported(1)	Prepaid Forwards	Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited in thousands, except per share)
Sales and other income
Sales—gold	$1,210,855	$4,940 (a)	$—		$—		$—		$1,215,795
Royalties	447	—	—		—		—		447
Dividends, interest, foreign currency exchange and other income	3,140	—	—		—		—		3,140

	1,214,442	4,940	—		—		—		1,219,382

Costs and expenses
Costs applicable to sales	808,943	—	—		(292	)(j)	346	(w)	808,997
Depreciation, depletion and amortization	218,829	—	—		3,646	(k)	(460	)(v)	222,015
Exploration and research	43,463	—	—		—		—		43,463
General and administrative	44,552	—	—		—		—		44,552
Interest, net of capitalized interest	62,641	8,716 (b)	—		—		—		71,357
Write-down of assets	—	—	—		—		9,986	(v)	9,986
Merger and restructuring	60,510	—	—		—		—		60,510
Other	8,203	—	—		—		—		8,203

	1,247,141	8,716	—		3,354		9,872		1,269,083

Operating loss	(32,699)	(3,776)	—		(3,354)		(9,872)		(49,701)
Gain on derivative instruments	1,797	—	—		—		—		1,797

Pre-tax loss before minority interest and equity income of affiliates	(30,902)	(3,776)	—		(3,354)		(9,872)		(47,904)
Income tax benefit	6,666	1,322 (c)	—		605	(l)	3,588	(x)	12,181
Minority interest in income (loss) of subsidiaries	(44,423)	—	—		1,142	(m)	(1,365	)(y)	(44,646)
Equity income (loss) of affiliates	23,214	—	(2,483	)(p)	—		(9,360	)(y)	13,448
			2,077	(t)

Net loss	(45,445)	(2,454)	(406)		(1,607)		(17,009)		(66,921)
Preferred stock dividends	(5,607)	—	—		—		—		(5,607)

Net loss applicable to common shares	$(51,052)	$(2,454)	$(406)		$(1,607)		$(17,009)		$(72,528)

Net loss	$(45,445)	$(2,454)	$(406)		$(1,607)		$(17,009)		$(66,921)
Other comprehensive income	11,140	948 (d)	—		—		—		12,088

Comprehensive loss	$(34,305)	$(1,506)	$(406)		$(1,607)		$(17,009)		$(54,833)

Net loss per common share, basic and diluted	$(0.26)	$(0.01)	$(0.01)		$(0.01)		$(0.08)		$(0.37)

Basic weighted average common shares outstanding	194,720	—	—		—		—		194,720
Diluted weighted average common shares outstanding	194,720	—	—		—		—		194,720

NEWMONT MINING CORPORATION

RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOW

	Nine Months ended September 30, 2001
	As Previously Reported(1)	Prepaid Forwards		Investment In Batu Hijau		Depreciation and Amortization		Inventory		As Restated
	(unaudited and in thousands)
Operating activities:
Net loss	$(45,445)	$(2,454	)(h)	$(406	)(q)	$(1,607	)(n)	$(17,009	)(z)	$(66,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	218,829	—		—		3,646	(o)	(460	)(a1)	222,015
Amortization of deferred stripping costs, net	19,389	—		—		—		—		19,389
Deferred tax benefit	(35,282)	(1,322	)(i)	—		(605	)(o)	(3,588	)(a1)	(40,797)
Foreign currency exchange loss	5,283	—		—		—		—		5,283
Write-down of assets	—	—		—		—		9,986	(al)	9,986
Minority interest, net of dividends	39,224	—		—		(1,142	)(o)	1,365	(a1)	39,447
Undistributed (gains) losses of affiliated companies	(23,214)	—		406	(r)	—		9,360	(a1)	(13,448)
Non cash merger and restructuring expenses	14,667	—		—		—		—		14,667
Gain on assets sales and other	(7,592)	—		—		—		—		(7,592)
(Increase) decrease in operating assets:
Accounts receivable	(2,502)	—		—		—		—		(2,502)
Inventories	49,402	—		—		—		—		49,402
Other assets	21,785	—		—		—		—		21,785
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(45,046)	3,776	(i)	—		(292	)(o)	346	(a1)	(41,216)
Other liabilities	13,531	—		—		—		—		13,531

Net cash provided by operating activities	223,029	—		—		—		—		223,029

Investing activities:
Additions to property, plant and mine development	(318,067)	—		—		—		—		(318,067)
Repayments from joint ventures and affiliates	8,780	—		—		—		—		8,780
Proceeds from asset sales and other	2,073	—		—		—		—		2,073

Net cash used in investing activities	(307,214)	—		—		—		—		(307,214)

Financing activities:
Repayment of short-term debt	(10,000)	—		—		—		—		(10,000)
Proceeds from long-term debt	1,013,550	—		—		—		—		1,013,550
Repayments of long-term debt	(931,196)	—		—		—		—		(931,196)
Dividends paid on common and preferred stock	(23,219)	—		—		—		—		(23,219)
Decrease in restricted cash	40,000	—		—		—		—		40,000
Proceeds from stock issuances	5,366	—		—		—		—		5,366
Other	479	—		—		—		—		479

Net cash provided by financing activities	94,980	—		—		—		—		94,980

Effect of exchange rate changes on cash	2,163	—		—		—		—		2,163

Net change in cash and cash equivalents	12,958	—		—		—		—		12,958
Cash and cash equivalents at beginning of period	77,558	—		—		—		—		77,558

Cash and cash equivalents at end of period	$90,516	$—		$—		$—		$—		$90,516

Adjustments:

(1)	This column presents the financial statements that were previously reported on Form 10-Q for the nine months ended September 30, 2002 filed November 14, 2002 and the cumulative effect of a change in accounting principle (see Note 12). Certain amounts have been reclassified to conform to the current presentation.
(a)	To reverse the effect of the cost of purchasing the Semi-Annual Delivery Requirements under the Forward Purchase that was originally recorded as a reduction of sales revenue.
(b)	To record accrued interest to account for the Prepaid Forward and the Forward Purchase as a single financing transaction.
(c)	To record the income tax impact of recording the Prepaid Forward and the Forward Purchase as a single financing transaction.
(d)	To reverse the effect of treating the Forward Purchase as a cash flow hedge. As a cash flow hedge, the Forward Purchase was recorded at fair value at each balance sheet date with the change in fair value recorded in Accumulated other comprehensive income (loss), net of the related deferred tax effect.
(h)	To reflect the combined effect of adjustments (a) through (c) to Net loss.
(i)	To reflect the effect of treating the Prepaid Forward and the Forward Purchase as a single financing transaction in the Statement of Consolidated Cash Flow.
(j)	To record the reduction of workers’ participation profit sharing at Yanacocha in Peru for adjustment (k).
(k)	To change depreciation due to the correction of depreciation rates related to certain mining assets at Yanacocha.
(l)	To record the consolidated income tax impact of recording adjustments (j) and (k).
(m)	To record the minority interest impact, net of tax, of recording adjustments (j) through (l).
(n)	To reflect the effect of adjustments (j) through (m) to Net Loss.
(o)	To reflect the effect of recording the correction of depreciation rates of certain mining assets at Yanacocha in the Statement of Consolidated Cash Flow.
(p)	To record the effect, net of tax, in the Company’s Investment in Batu Hijau for an adjustment in NTP’s financial statements. NTP determined that it had incorrectly included material other than proven and probable reserves in its depreciation calculations.
(q)	To reflect the effect of adjustments (p) and (t) to Net loss and Retained Deficit.
(r)	To reflect the effect of recording the change in equity in Batu Hijau relating to adjustments (p) and (t) in the Statement of Consolidated Cash Flow.
(t)	To record the impact, net of tax, in the Company’s Investment in Batu Hijau for an adjustment in NTP’s financial statements. NTP determined that it needed to correct the deferred stripping calculation for the Batu Hijau mine.
(u)	To record the consolidated income tax impact of recording adjustments (t).
(v)	To record effect of capitalizing DDA into inventory, including the change to the UOP method based upon production versus sale and any associated lower of cost or net realizable value write-down.
(w)	To record worker’s participation profit sharing at Yanacocha in Peru for adjustment (v).
(x)	To record the income tax impact of recording adjustment (v).
(y)	To record minority interest and equity income impacts of recording adjustment (v).
(z)	To record the effect of adjustments (w) through (y) to Net Loss and Retained Deficit.
(a1)	To reflect the effect of recording the capitalization of DD&A in inventory in the Statement of Consolidated Cash Flow.
(a2)	To record the impact of amortizing acquired mineral interests.
(a3)	To record the income tax impact of recording adjustment (a2).
(a4)	To record the effect of adjustments (a2) through (a3) to Net Loss and Retained Deficit and in the Statement of Consolidated Cash Flow.

(19)    Surety Bonds, Letters of Credit and Corporate Guarantees

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

(20)    Supplementary Data

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred stock dividends for the nine months ended September 30, 2002 was 2.6 and 2.7, respectively. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Newmont guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

Deferred Stripping

Details of deferred stripping with respect to the Company’s open-pit mines are as follows (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Nevada(5)		Mesquite		Nevada(5)		Mesquite
	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	121.1	141.6	n/a	n/a	125.1	134.2	n/a	237.6
– Average ore grade (ounces of gold per ton)	0.075	0.069	n/a	n/a	0.073	0.066	n/a	0.023

Actuals for Year
– Stripping ratio (2)	54.1	89.1	n/a	n/a	70.2	105.0	n/a	155.5
– Average ore grade (ounces of gold per ton)	0.086	0.055	n/a	n/a	0.074	0.057	n/a	0.031

Remaining Mine Life (years)	9	10	n/a	n/a	9	10	n/a	n/a

	Minahasa		La Herradura(6)		Minahasa		La Herradura(6)
	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	n/a	14.5	141.3	177.0	n/a	14.5	141.3	177.0
– Average ore grade	n/a	0.172	0.031	0.026	n/a	0.172	0.031	0.026

	Three Months Ended September 30,				Nine Months Ended September 30,
	Minahasa		La Herradura(6)		Minahasa		La Herradura(6)
	2002	2001	2002	2001	2002	2001	2002	2001

Actuals for Year
– Stripping ratio (2)	n/a	21.0	152.1	188.1	n/a	19.1	161.6	201.8
– Average ore grade (ounces of gold per ton)	n/a	0.129	0.027	0.026	n/a	0.166	0.026	0.024

Remaining Mine Life (years)	n/a	n/a	6	7	n/a	n/a	6	7

	Three Months Ended September 30,						Nine Months Ended September 30,
	Yandal		Tanami		KCGM		Yandal		Tanami		KCGM
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (3)	5.2	n/a	6.8	n/a	5.3	n/a	5.2	n/a	6.8	n/a	5.3	n/a

Actuals for Year
– Stripping ratio (4)	0.7	n/a	7.2	n/a	4.3	n/a	3.5	n/a	7.8	n/a	4.6	n/a

Remaining Mine Life (years)	n/a	n/a	6	n/a	18	n/a	n/a	n/a	6	n/a	18	n/a

			Martha		Ovacik				Martha		Ovacik
			2002	2001	2002	2001			2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (3)			1.9	n/a	14.2	n/a			1.7	n/a	11.5	n/a

Actuals for Year
– Stripping ratio (4)			2.5	n/a	11.4	n/a			2.2	n/a	9.9	n/a

Remaining Mine Life (years)			5	n/a	2	n/a			5	n/a	2	n/a

See Note 1 for description of the Company’s accounting policy relating to deferred stripping.

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	Total waste tons to be mined in future divided by ore tons to be mined in future.
(4)	Total waste tons mined divided by ore tons mined.
(5)	The life-of-mine stripping ratio decreased during 2002 from 2001 due to the completion of mining activities in certain pits in the Carlin Trend which had higher stripping ratios. The actual strip ratio decreased in 2002 from 2001 as mining activities in the Twin Creeks pit entered into higher grade ore zones.
(6)	The life-of-mine stripping ratio decreased approximately 20% in 2002 from 2001 as a result of a 20% increase in ore grade and minimal change in total tons to be mined. The actual stripping ratio decreased in 2002 due to an increase in average ore grade.

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

Australian Magnesium Corporation

On January 3, 2003, an NAL subsidiary contributed an additional A$100 million ($56.0 million) to AMC in return for approximately 167 million additional shares, increasing the Company’s ownership to 40.9%. However, due to additional equity contributions by third-party shareholders, the Company’s voting interest was decreased to 27.8%. In addition, subsequent to year end, the A$90 million (approximately $51 million) contingent equity commitment outlined in Note 7 was renegotiated into an A$75 million (approximately $42 million) contingent convertible debt and equity facility.

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

Restatements and Accounting Changes

Newmont has determined that certain adjustments are required to restate the Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2002 and 2001 and at September 30, 2002. Overall the adjustments decreased net income in the third quarters of 2002 and 2001 by $3.3 million or $0.01 per share and $9.4 million or $0.05 per share, respectively, and decreased the net income for the nine months ended September 30, 2002 by $7.6 million or $0.02 per share and increased the net loss for the nine months ended September 30, 2001 by $21.5 million or $0.11 per share. The adjustments also increased the Stockholders’ equity of the Company at September 30, 2002 by $22.7 million. The adjustments were necessary (i) to account for a prepaid forward sales contract and a forward purchase contract as a single borrowing; (ii) to correct depreciation rates on certain mining assets at the Company’s subsidiary, Minera Yanacocha; (iii) to properly amortize acquired mineral interests; (iv) to record the impact in the Company’s investment in Batu Hijau, accounted for under the equity method, for correcting its depreciation and deferred stripping calculations so as to exclude material other than proven and probable reserves; and, (v) to include depreciation, depletion and amortization expense as a capitalized cost in inventory. See Note 18 to the Consolidated Financial Statements for a detailed description of the effects of this restatement. All amounts in the accompanying footnotes have been adjusted for these restatements as appropriate.

Newmont has also restated the Financial Statements contained in its previously filed Amendment No. 1 to the March 31, 2002 Form 10-Q/A, the June 30, 2002 Form 10-Q and the December 31, 2001 Form 10-K to reflect the restatement adjustments discussed in Note 18 to the Consolidated Financial Statements. Numbers included in this Quarterly Report have been restated to reflect the necessary adjustments described above.

Change In Accounting Policy—Property, Plant and Mine Development, Net

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, Newmont further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change through December 31, 2001 increased net income during the nine months ended September 30, 2002 by $7.7 million, net of tax of $4.1 million, and increased earnings per basic and diluted common share by $0.02 per share.

The table below presents the impact of the accounting change on Net income before cumulative effect of the accounting change for the three- and nine-month periods ended September 30, 2002 and the pro forma effect for the three- and nine-month periods ended September 30, 2001 as if the change had been in effect for that period (in thousands, except per share data):

	Three months ended		Nine months ended
Increase/(Decrease) to net income	September 30, 2002 (Actuals)	September 30, 2001 (Pro forma)	September 30, 2002 (Actuals)	September 30, 2001 (Pro forma)
Depreciation, depletion, and amortization	$(3,377)	$250	$629	$319
Income tax expense	1,182	(88)	(220)	(112)

Net income (loss) before cumulative effect of a change in accounting principle	$(2,195)	$162	$409	$207

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$(0.01)	$0.00	$0.00	$0.00

The table below presents pro forma net income and earnings per share before cumulative effect of a change in accounting principle for the period ended September 30, 2001 as if the company had adopted the new accounting method for Property, plant and mine development, net as of January 1, 2001:

	Three months ended September 30, 2001		Nine months ended September 30, 2001
	Net income applicable to common shares before cumulative effect of a change in accounting principle	Earnings per share before cumulative effect of a change in accounting principle	Net loss applicable to common shares before cumulative effect of a change in accounting principle	Loss per share before cumulative effect of a change in accounting principle
As reported	$12,102	$0.06	$(72,528)	$(0.37)
Change in accounting method for Property, plant and mine development, net	162	0.00	207	0.00

Pro forma	$12,264	$0.06	$(72,321)	$(0.37)

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

SUMMARY

Newmont recorded net income applicable to common shares of $20.8 million ($0.05 per share) in the third quarter of 2002 compared with net income of $12.1 million ($0.06 per share) in the third quarter of 2001. Contributing to net income in the third quarter of 2002 was increased operating income from higher gold prices, partially offset by increased production costs. Net income also included $14.5 million in equity income from the Batu Hijau copper-gold mine, and a non-cash mark-to-market loss on derivative instruments of $11.2 million. The net loss in the third quarter of 2001 included equity income from Batu Hijau of $9.7 million and a non-cash mark-to-market gain on derivative instruments of $0.9 million. For the first three quarters of 2002, net income applicable to common shares was $79.2 million ($0.22 per share), which included a $7.7 million gain, net of tax, for a cumulative effect of a change in accounting principle, compared with a net loss of $72.5 million ($0.37 per share) for the first nine months of 2001.

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

RESULTS OF OPERATIONS

Gold Sales And Total Cash Costs

	Equity Ounces		Total Cash Costs
	Three Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		($ per equity ounce)
North America:
Nevada	722.0	653.9	$225	$238
Mesquite, California	16.3	16.5	214	188
La Herradura, Mexico	17.7	14.0	169	179
Golden Giant, Canada	60.4	72.6	217	202
Holloway, Canada	20.0	20.5	161	216

Total/Weighted Average	836.4	777.5	222	232

South America:
Yanacocha, Peru (1)	329.6	264.0	119	115
Kori Kollo, Bolivia	64.9	76.9	152	127

Total/Weighted Average	394.5	340.9	124	118

Australia:
Kalgoorlie	94.6	—	224	—
Yandal	170.1	—	231	—
Tanami	133.4	—	206	—
Pajingo	77.2	29.6	98	128

Total/Weighted Average	475.3	29.6	201	128

Other Operations:
Minahasa, Indonesia	28.3	78.4	259	159
Zarafshan-Newmont, Uzbekistan	70.3	62.5	122	129
Martha, New Zealand	27.7	—	138	—
Ovacik, Turkey	36.6	—	123	—

Total/Weighted Average	162.9	140.9	149	146

Equity Investments:
Batu Hijau, Indonesia	96.9	104.4	n/a	n/a
TVX Newmont Americas	54.4	—	n/a	n/a
Echo Bay Mines	66.4	—	n/a	n/a

Total/Weighted Average	217.7	104.4	n/a	n/a

Newmont Subtotal/Weighted Average (1)	2,086.8	1,393.3	$189	$190
Other:
Golden Grove	1.2	—	n/a	n/a

Newmont Total/Weighted Average (1)	2,088.0	1,393.3	$189	$190

(1)	As restated. See Note 18 to the Consolidated Financial Statements.

	Equity Ounces		Total Cash Costs
	Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		($ per equity ounce)
North America:
Nevada	1,927.1	1,986.6	$235	$223
Mesquite, California	44.2	80.2	180	208
La Herradura, Mexico	48.5	40.8	177	168
Golden Giant, Canada	201.2	196.2	196	190
Holloway, Canada	71.0	64.4	192	224

Total/Weighted Average	2,292.0	2,368.2	228	219

South America:
Yanacocha, Peru (1)	823.1	719.5	131	115
Kori Kollo, Bolivia	191.9	201.1	154	164

Total/Weighted Average	1,015.0	920.6	135	126

Australia:
Kalgoorlie	221.1	—	220	—
Yandal	423.8	—	220	—
Tanami	318.1	—	202	—
Pajingo	208.6	90.9	91	108

Total/Weighted Average	1,171.6	90.9	192	108

Other Operations:
Minahasa, Indonesia	114.1	275.4	206	133
Zarafshan-Newmont, Uzbekistan	194.0	162.6	135	136
Martha, New Zealand	74.3	—	132	—
Ovacik, Turkey	84.6	—	128	—

Total/Weighted Average	467.0	438.0	151	134

Equity Investments:
Batu Hijau, Indonesia	200.2	235.2	n/a	n/a
TVX Newmont Americas	130.6	—	n/a	n/a
Echo Bay Mine	129.3	—	n/a	n/a

Total/Weighted Average	460.1	235.2	n/a	n/a

Newmont Subtotal/Weighted Average (1)	5,405.7	4,052.9	$193	$185
Other:
Golden Grove	10.3	—	n/a	n/a
Newmont Total/Weighted Average (1)	5,416.0	4,052.9	$193	$185

(1)	As restated. See Note 18 to the Consolidated Financial Statements.

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

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Golden Giant		Holloway		Mesquite		La Herradura
For the Three Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$164.3	$157.9	$13.4	$15.1	$3.4	$4.5	$3.5	$3.1	$3.0	$2.5
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(1.8)	(2.2)	(0.4)	(0.4)	(0.1)	(0.1)	—	—	—	—
Non-cash inventory adjustment	0.1	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce calculation	$162.6	$155.7	$13.0	$14.7	$3.3	$4.4	$3.5	$3.1	$3.0	$2.5
Equity cash cost per ounce sold	$225	$238	$217	$202	$161	$216	$214	$188	$169	$179

	Total North America		Yanacocha		Kori Kollo		Total South America		Pajingo
For the Three Months Ended September 30	2002	2001	(1) 2002	(1) 2001	2002	2001	(1) 2002	(1) 2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$187.6	$183.1	$82.5	$63.0	$11.6	$11.6	$94.1	$74.6	$7.8	$3.8
Minority interest in Minera Yanacocha	—	—	(41.9)	(31.8)	—	—	(41.9)	(31.8)	—	—
Minority interest in Kori Kollo	—	—	—	—	(1.4)	(1.4)	(1.4)	(1.4)	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(2.3)	(2.7)	(0.9)	(0.8)	(0.4)	(0.4)	(1.3)	(1.2)	(0.2)	—
Non-cash inventory adjustment	0.1	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	(0.4)	—	0.1	—	(0.3)	—	—	—
Other	—	—	(0.1)	—	—	—	(0.1)	—	—	—
Total cash cost for per ounce calculation	$185.4	$180.4	$39.2	$30.4	$9.9	$9.8	$49.1	$40.2	$7.6	$3.8
Equity cash cost per ounce sold	$222	$232	$119	$115	$152	$127	$124	$118	$98	$128

	Yandal		NFM Tanami		Kalgoorlie		Total Australia		Minahasa
For the Three Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$40.5	$—	$32.9	$—	$21.6	$—	$102.8	$3.8	$8.5	$12.7
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	(4.6)	—	—	—	(4.6)	—	—	—
Reclamation accrual	(0.9)	—	(0.8)	—	(0.4)	—	(2.3)	—	(0.6)	(0.2)
Non-cash inventory adjustment	—	—	—	—	(0.1)	—	(0.1)	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	(0.1)	—
Other	(0.4)	—	—	—	—	—	(0.4)	—	(0.4)	—
Total cash cost for per ounce calculation	$39.2	$—	$27.5	$—	$21.1	$—	$95.4	$3.8	$7.4	$12.5
Equity cash cost per ounce sold	$231	$—	$206	$—	$224	$—	$201	$128	$259	$159

	Martha		Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
For the Three Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	(1) 2002	(1) 2001
	(in millions)
Costs applicable to sales per financial statements	$4.0	$—	$4.7	$—	$8.4	$8.1	$25.6	$20.8	$410.1	$282.3
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	(41.9)	(31.8)
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	(4.6)	—
Reclamation accrual	(0.2)	—	(0.2)	—	(0.1)	—	(1.1)	(0.2)	(7.0)	(4.1)
Non-cash inventory adjustment	—	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	0.3	—	0.2	—	(0.1)	—
Other	—	—	—	—	—	—	(0.4)	—	(0.2)	—
Total cash cost for per ounce calculation	$3.8	$—	$4.5	$—	$8.6	$8.1	$24.3	$20.6	$354.2	$245.0
Equity cash cost per ounce sold	$138	$—	$123	$—	$122	$129	$149	$146	$189	$190

	Golden Grove		Kasese		Other Non-Gold		Consolidated
For the Three Months Ended September 30	2002	2001	2002	2001	2002	2001	(1) 2002	(1) 2001
	(in millions)
Costs applicable to sales per financial statements	$8.6	$—	$1.7	$—	$0.3	$0.2	$420.7	$282.5
Minority interest in Minera Yanacocha	—	—	—	—	—	—	(41.9)	(31.8)
Minority interest in Kori Kollo	—	—	—	—	—	—	(1.4)	(1.4)
Minority interest in NFM Tanami	—	—	—	—	—	—	(4.6)	—
Reclamation accrual	—	—	—	—	—	—	(7.0)	(4.1)
Non-cash inventory adjustment	—	—	—	—	—	—	—	—
CAS of non-gold producers	(8.6)	—	(1.7)	—	(0.1)	—	(10.4)	—
Gold non-cash	—	—	—	—	—	—	(0.1)	—
Other	—	—	—	—	(0.2)	(0.2)	(1.1)	(0.2)
Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$354.2	$245.0
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$189	$190

	Nevada		Golden Giant		Holloway		Mesquite		La Herradura
For the Nine Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$458.5	$451.0	$40.7	$38.3	$14.1	$14.7	$8.0	$18.1	$8.7	$7.0
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(4.5)	(7.1)	(1.2)	(1.1)	(0.4)	(0.3)	—	(1.4)	(0.1)	(0.1)
Non-cash inventory adjustment	(1.4)	—	—	—	—	—	—	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	—	—
Other	(0.2)	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce calculation	$452.4	$443.9	$39.5	$37.2	$13.7	$14.4	$8.0	$16.7	$8.6	$6.9
Equity cash cost per ounce sold	$235	$223	$196	$190	$192	$224	$180	$208	$177	$168

	Total North America		Yanacocha		Kori Kollo		Total South America		Pajingo
For the Nine Months Ended September 30	2002	2001	(1) 2002	(1) 2001	2002	2001	(1) 2002	(1) 2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$530.0	$529.1	$221.2	$171.6	$34.4	$38.8	$255.6	$210.4	$20.6	$9.8
Minority interest in Minera Yanacocha	—	—	(111.5)	(86.7)	—	—	(111.5)	(86.7)	—	—
Minority interest in Kori Kollo	—	—	—	—	(4.1)	(4.7)	(4.1)	(4.7)	—	—
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	—	—
Reclamation accrual	(6.2)	(10.0)	(2.4)	(2.2)	(0.9)	(1.0)	(3.3)	(3.2)	(0.8)	—
Non-cash inventory adjustment	(1.4)	—	—	—	—	—	—	—	(0.8)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	0.4	—	0.1	—	0.5	—	—	—
Other	(0.2)	—	—	—	—	—	—	—	—	—
Total cash cost for per ounce calculation	$522.2	$519.1	$107.7	$82.7	$29.5	$33.1	$137.2	$115.8	$19.0	$9.8
Equity cash cost per ounce sold	$228	$219	$131	$115	$154	$164	$135	$126	$91	$108

	Yandal		NFM Tanami		Kalgoorlie		Total Australia		Minahasa
For the Nine Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions)
Costs applicable to sales per financial statements	$96.1	$—	$78.0	$—	$52.0	$—	$246.7	$9.8	$25.8	$37.3
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	—	—
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	—	—
Minority interest in NFM Tanami	—	—	(11.0)	—	—	—	(11.0)	—	—	—
Reclamation accrual	(2.4)	—	(1.8)	—	(1.1)	—	(6.1)	—	(1.1)	(0.6)
Non-cash inventory adjustment	(0.3)	—	(1.1)	—	(2.2)	—	(4.4)	—	—	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	—	—	—	—	0.3	—
Other	(0.3)	—	—	—	—	—	(0.3)	—	(1.5)	—
Total cash cost for per ounce calculation	$93.1	$—	$64.1	$—	$48.7	$—	$224.9	$9.8	$23.5	$36.7
Equity cash cost per ounce sold	$220	$—	$202	$—	$220	$—	$192	$108	$206	$133

	Martha		Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
For the Nine Months Ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	(1) 2002	(1) 2001
	(in millions)
Costs applicable to sales per financial statements	$10.8	$—	$11.9	$—	$25.8	$22.3	$74.3	$59.6	$1,106.6	$808.9
Minority interest in Minera Yanacocha	—	—	—	—	—	—	—	—	(111.5)	(86.7)
Minority interest in Kori Kollo	—	—	—	—	—	—	—	—	(4.1)	(4.7)
Minority interest in NFM Tanami	—	—	—	—	—	—	—	—	(11.0)	—
Reclamation accrual	(0.4)	—	(0.5)	—	(0.2)	(0.2)	(2.2)	(0.8)	(17.8)	(14.0)
Non-cash inventory adjustment	(0.5)	—	(0.6)	—	—	—	(1.1)	—	(6.9)	—
CAS of non-gold producers	—	—	—	—	—	—	—	—	—	—
Gold non-cash	—	—	—	—	0.6	—	0.9	—	1.4	—
Other	—	—	—	—	—	—	(1.5)	—	(2.0)	—
Total cash cost for per ounce calculation	$9.9	$—	$10.8	$—	$26.2	$22.1	$70.4	$58.8	$954.7	$703.5
Equity cash cost per ounce sold	$132	$—	$128	$—	$135	$136	$151	$134	$193	$185

	Golden Grove		Kasese		Other Non-Gold		Consolidated
For the Nine Months Ended September 30	2002	2001	2002	2001	2002	2001	(1) 2002	(1) 2001
	(in millions)
Costs applicable to sales per financial statements	$21.4	$—	$7.8	$—	$0.4	$0.1	$1,136.2	$809.0
Minority interest in Minera Yanacocha	—	—	—	—	—	—	(111.5)	(86.7)
Minority interest in Kori Kollo	—	—	—	—	—	—	(4.1)	(4.7)
Minority interest in NFM Tanami	—	—	—	—	—	—	(11.0)	—
Reclamation accrual	—	—	—	—	—	—	(17.8)	(14.0)
Non-cash inventory adjustment	—	—	—	—	—	—	(6.9)	—
CAS of non-gold producers	(21.4)	—	(7.8)	—	(0.3)	—	(29.5)	—
Gold non-cash	—	—	—	—	—	—	1.4	—
Other	—	—	—	—	(0.1)	(0.1)	(2.1)	(0.1)
Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$954.7	$703.5
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$193	$185

(1)	As restated. See Note 18 to the Consolidated Financial Statements.

Deferred Stripping

In general, mining costs are charged to Costs applicable to sales as incurred. However, at open-pit mines which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold or ton of ore with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there may be greater volatility in the Company’s period-to-period results of operations. See additional discussion of deferred stripping in Note 1 to the Company’s Consolidated Financial Statements.

Details of deferred stripping with respect to the Company’s open-pit mines are as follows (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Nevada(5)		Mesquite		Nevada(5)		Mesquite
	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	121.1	141.6	n/a	n/a	125.1	134.2	n/a	237.6
– Average ore grade (ounces of gold per ton)	0.075	0.069	n/a	n/a	0.073	0.066	n/a	0.023

Actuals for Year
– Stripping ratio (2)	54.1	89.1	n/a	n/a	70.2	105.0	n/a	155.5
– Average ore grade (ounces of gold per ton)	0.086	0.055	n/a	n/a	0.074	0.057	n/a	0.031

Remaining Mine Life (years)	9	10	n/a	n/a	9	10	n/a	n/a

	Minahasa		La Herradura(6)		Minahasa		La Herradura(6)
	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	n/a	14.5	141.3	177.0	n/a	14.5	141.3	177.0
– Average ore grade (ounces of gold per ton)	n/a	0.172	0.031	0.026	n/a	0.172	0.031	0.026

Actuals for Year
– Stripping ratio (2)	n/a	21.0	152.1	188.1	n/a	19.1	161.6	201.8
– Average ore grade (ounces of gold per ton)	n/a	0.129	0.027	0.026	n/a	0.166	0.026	0.024

Remaining Mine Life (years)	n/a	n/a	6	7	n/a	n/a	6	7

	Three Months Ended September 30,						Nine Months Ended September 30,
	Yandal		Tanami		KCGM		Yandal		Tanami		KCGM
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (3)	5.2	n/a	6.8	n/a	5.3	n/a	5.2	n/a	6.8	n/a	5.3	n/a

Actuals for Year
– Stripping ratio (4)	0.7	n/a	7.2	n/a	4.3	n/a	3.5	n/a	7.8	n/a	4.6	n/a

Remaining Mine Life (years)	n/a	n/a	6	n/a	18	n/a	n/a	n/a	6	n/a	18	n/a

			Martha		Ovacik				Martha		Ovacik
			2002	2001	2002	2001			2002	2001	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (3)			1.9	n/a	14.2	n/a			1.7	n/a	11.5	n/a

Actuals for Year
– Stripping ratio (4)			2.5	n/a	11.4	n/a			2.2	n/a	9.9	n/a

Remaining Mine Life (years)			5	n/a	2	n/a			5	n/a	2	n/a

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.

(2)	Total tons mined divided by total ounces of gold recovered.
(3)	Total waste tons to be mined in future divided by ore tons to be mined in future.
(4)	Total waste tons mined divided by ore tons mined.
(5)	The life-of-mine stripping ratio decreased during 2002 from 2001 due to the completion of mining activities in certain pits in the Carlin Trend which had higher stripping ratios. The actual strip ratio decreased in 2002 from 2001 as mining activities in the Twin Creeks pit entered into higher grade ore zones.
(6)	The life-of-mine stripping ratio decreased approximately 20% in 2002 from 2001 as a result of a 20% increase in ore grade and minimal change in total tons to be mined. The actual stripping ratio decreased in 2002 due to an increase in average ore grade.

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

South America

Sales at Minera Yanacocha in Peru increased 25% in the third quarter of 2002 to 329,600 equity ounces from 264,000 equity ounces in the same period of 2001, reflecting more tons placed on the leach pads. Total cash costs increased to $119 per ounce from $115 per ounce in the third quarter of 2001, primarily reflecting 23% lower grade ore and more production coming from the higher cost La Quinua operation that requires crushing and agglomeration unlike other Minera Yanacocha ore bodies, offset by economics of scale resulting from the higher production levels. The commissioning of the La Quinua crushing and agglomeration facility is now complete, and the facility is running at design rate. For the first nine months of 2002, equity gold sales were 823,100 ounces at total cash costs of $131 per ounce, compared to 719,500 ounces at $115 per ounce in the first nine months of 2001. We expect higher production and lower cash costs for the last quarter of 2002 from higher grade ores and lower waste-to-ore ratios. As a result, we expect gold sales for 2002 to be about 1.2 million equity ounces at total cash costs of about $123 per ounce.

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

At the Batu Hijau mine in Indonesia, copper sales totaled 114.5 million and 112.0 million equity pounds (or pounds attributable to Newmont’s ownership or economic interest) for the third quarters of 2002 and 2001, respectively. Total cash costs were $0.23 per pound, after gold by-product credits, for the third quarters of both 2002 and 2001, respectively. For the first nine months of 2002 and 2001, copper sales and cash costs were 271.4 million and 282.5 million equity pounds and $0.31 and $0.34 per pound, after gold by-product credits, respectively. Gold sales, treated as by-product credits, totaled 96,900 and 200,200 ounces for the third quarter and first nine months of 2002. We expect copper sales in 2002 between 350 million and 360 million equity pounds at cash costs of about $0.36 per pound, with gold production of approximately 260,000 equity ounces.

The Company’s equity income from Batu Hijau includes gold and silver revenues that are credited against production costs as by-product credits in the determination of net income for each period presented in the Statements of Consolidated Operations and Comprehensive Income (Loss). These by-product credits represented 56% and 51% of sales, net of smelting and refining charges, and reduced production costs by 72% and 70% for the three-month periods ended September 30, 2002 and 2001, respectively, and 43% and 41% of sales net of smelting and refining charges and reduced production costs by 58% and 51% for the nine-month periods ended September 30, 2002 and 2001, respectively. Such by-product credits are expected to continue while ore is being processed which, based on current engineering models, is estimated to be through the end of 2020. These by-product credits are expected to vary from time to time and are significant to the economics of the Batu Hijau operations. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

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

TVX Newmont Americas is 49.9% owned by Newmont and 50.1% owned by TVX Gold Inc. and is treated as an equity investment for reporting purposes. The principal assets are interests in operating gold mines in South

America (Paracatu, Crixas and La Coipa) and Canada (Musselwhite and New Britannia). Equity ounces sold for the third quarter and first nine months of 2002 were 54,400 ounces and 130,600 ounces, respectively. We expect equity gold sales for 2002 of about 185,000 ounces. On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas (See Note 21 to the Consolidated Financial Statements).

Newmont owns a 45.3% holding in Echo Bay Mines Ltd. which is treated as an equity investment for reporting purposes. Newmont exchanged convertible debt securities for common shares of Echo Bay in April 2002. The principal assets of Echo Bay are interests in operating gold mines in Nevada (Round Mountain), Washington State (Kettle River) and Canada (Lupin). Equity ounces sold for the third quarter of 2002 were 66,400 ounces, and equity ounces sold from April 2002 through September 2002 were 129,300 ounces. We expect equity gold sales of 190,000 ounces from Echo Bay.

On January 31, 2003, Newmont exchanged its investment in Echo Bay for an interest in Kinross Gold Corporation (see Note 21 to the Consolidated Financial Statements).

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

	Three Months Ended September 30,
	2002	2001
Consolidated gold sales (in millions) (1)	$697.8	$424.4
Consolidated production ounces sold (000)	2,215.2	1,549.6
Average price realized per consolidated ounce (1)	$315	$274
Average spot price received per ounce	$314	$274

Increase (decrease) in consolidated gold sales due to (unaudited):

Three Months Ended September 30, 2002 vs. 2001
(in millions)
Consolidated production	$14.7
Average price received (1)	64.5
Newmont Australia gold sales	194.2

$273.4

	Nine Months Ended September 30,
	2002	2001
Consolidated gold sales (in millions) (1)	$1,789.6	$1,215.8
Consolidated production ounces sold (000)	5,821.5	4,526.8
Average price realized per consolidated ounce (1)	$308	$269
Average spot price received per ounce	$306	$269

(1)	As restated. See Note 18 to the Consolidated Financial Statements.

Increase (decrease) in consolidated gold sales due to:

Nine Months Ended September 30, 2002 vs. 2001
(in millions)
Consolidated production	$(35.5)
Average price received (1)	164.2
Newmont Australia gold sales	445.1

$573.8

(1)	As restated. See Note 18 to the Consolidated Financial Statements.

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

Costs of sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The increase in Costs of sales and Depreciation, depletion and amortization for the third quarter and first nine months of 2002 from the same prior year’s periods resulted primarily from the February 2002 acquisitions and higher overall cash costs in 2002. See the Reconciliation of Costs of sales to total cash costs on pages 73 to 76 for costs of sales by operation. For the full year 2002, we expect depreciation, depletion and amortization to total between $540 to $550 million. Depreciation, depletion and amortization for the quarters ended September 30, 2002 and 2001 and for the first nine months of 2002 and 2001 were as follows by operation:

	Depreciation, Depletion and Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(As restated unaudited and in millions)
North America:
Nevada	$32.7	$28.3	$84.7	$87.9
Mesquite, California	1.7	2.0	4.7	6.0
La Herradura, Mexico	0.9	0.8	2.4	2.3
Golden Giant, Canada	4.2	4.4	14.3	12.7
Holloway, Canada	1.1	1.3	4.2	4.9

Total North America	40.6	36.8	110.3	113.8

South America:
Yanacocha, Peru	24.6	14.3	85.8	61.0
Kori Kollo, Bolivia	3.5	4.6	10.4	14.5

Total South America	28.1	18.9	96.2	75.5

Australia:
Kalgoorlie	2.8	—	6.2	—
Yandal operations	12.6	—	28.4	—
Tanami operations	10.7	—	23.7	—
Pajingo	7.9	1.0	17.8	3.1
Other	1.7	—	4.8	—

Total Australia	35.7	1.0	80.9	3.1

Other Operations:
Minahasa, Indonesia	2.1	3.8	8.3	15.3
Zarafshan-Newmont, Uzbekistan	2.6	3.1	8.0	9.3
Martha, New Zealand	3.4	—	9.7	—
Ovacik, Turkey	3.8	—	7.3	—

Total Other Operations	11.9	6.9	33.3	24.6

Other:
Merchant banking	8.1	—	16.3	—
Base metals operations	5.6	—	12.6	—
Corporate and other	3.6	1.7	9.8	5.0

Total Other	17.3	1.7	38.7	5.0

Total Newmont	$133.6	$65.3	$359.4	$222.0

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

The Company recorded Write-downs of assets of $22.0 million and $2.8 million for the three months ended September 30, 2002 and 2001, respectively, and recorded $37.9 million and $10.0 million for the nine months then ended, respectively. These write-downs related primarily to lower of cost or net realizable value write-downs of inventory resulting from capitalizing depreciation, depletion and amortization in inventory.

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

Income tax (expense) benefit in the third quarter of 2002 was $(10.8) million, while Newmont reported an income tax benefit of $8.2 million during the third quarter of 2001. Income tax expense was $41.8 million for the first nine months of 2002, while the Company reported an income tax benefit of $12.2 million for the same period in 2001.

Equity income of affiliates includes equity income in Batu Hijau of $14.5 million and $9.7 million for the third quarters of 2002 and 2001, respectively, and $29.4 million and $13.4 million for the first nine months of 2002 and 2001, respectively. Batu benefited in 2002 from an increased mill throughput rate of 143,000 tons per day, an 8% increase over the design rate, and continued positive grade reconciliations to the mine plan. Equity income of affiliates in 2002 also includes equity income in TVX Newmont Americas, AMC and Echo Bay Mines in the third quarter of $3.5 million, $(1.2) and $1.1 million, respectively, for the third quarter of 2002 and $6.6 million, $(1.2) million and $1.8 million, respectively for the first nine months of 2002.

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

A series of foreign exchange contracts have been entered into by QMC. All obligations related to these contracts have been guaranteed by Newmont Australia and certain of its wholly-owned subsidiaries. These contracts are designed to convert the receipt of Euros and US$ revenues from the sale of magnesium into A$ cash flows to cover A$ operating costs and the servicing of A$ denominated debt. The contracts include foreign exchange forward contracts and bought put options. As of September 30, 2002, the fair value of the contracts was a negative A$15.4 million (approximately $8.5 million).

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 16 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

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

/s/ BRUCE D. HANSEN
Bruce D. Hansen Chief Financial Officer

April 10, 2003

S-2

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
12.1	— Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.

12.2	— Computation of Ratio of Earnings to Fixed Charges, filed herewith.
18.1

—  PricewaterhouseCoopers LLP preferability letter for change in accounting, filed with the original Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed on November 14, 2002.

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