Form 10-Q
period 2003-03-31
NEWMONT MINING CORP /DE/
filed 2003-05-09
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

Commission File Number: 001-31240

Newmont Mining Corporation

(Exact Name Of Registrant as Specified in Its Charter)

Delaware	84-1611629
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1700 Lincoln Street	80203
Denver, Colorado	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (303) 863-7414

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes      ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).    ☒  Yes     ☐   No

There were 359,372,160 shares of common stock outstanding on May  8, 2003 (and 46,824,774 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share)
Sales and other income
Sales—gold	$714,556	$482,234
Sales—base metals, net	19,433	9,370
Royalties	14,480	3,800
Gain on exchange of Echo Bay shares for Kinross shares, net	84,337	—
Dividends, interest, foreign currency exchange and other income	31,839	415

	864,645	495,819

Costs and expenses
Costs applicable to sales—gold	394,558	320,485
Costs applicable to sales—base metals and other	12,125	10,502
Depreciation, depletion and amortization	130,593	102,186
Exploration and research	21,472	11,567
General and administrative	26,410	21,315
Interest, net of capitalized interest of $1,290 and $1,222, respectively	29,946	31,137
Loss on extinguishment of debt	19,530	—
Write-down of assets	7,688	8,253
Other	22,019	870

	664,341	506,315

	200,304	(10,496)
Gain on gold commodity derivative instruments, net	55,025	6,331

Pre-tax income (loss) before minority interest, equity income and impairment of affiliates and cumulative effect of a change in accounting principle	255,329	(4,165)
Income tax expense	(62,563)	(1,188)
Minority interest in income of subsidiaries	(37,789)	(10,550)
Equity (loss) income and impairment of affiliates	(3,189)	1,404

Net income (loss) before cumulative effect of a change in accounting principle	151,788	(14,499)
Cumulative effect of a change in accounting principle, net of tax of $6,884 and ($4,147), respectively	(34,533)	7,701

Net income (loss)	117,255	(6,798)
Preferred stock dividends	—	(1,869)

Net income (loss) applicable to common shares	$117,255	$(8,667)

Net income (loss)	$117,255	$(6,798)
Other comprehensive income, net of tax	41,029	27,878

Comprehensive income	$158,284	$21,080

Net income (loss) per common share before cumulative effect of a change in accounting principle, basic and diluted	$0.38	$(0.06)
Cumulative effect of a change in accounting principle per common share, basic and diluted	(0.09)	0.03

Net income (loss) per common share, basic and diluted	$0.29	$(0.03)

Basic weighted average common shares outstanding	401,890	281,467

Diluted weighted average common shares outstanding	404,219	281,467

Cash dividends declared per common share	$0.04	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2003	December 31, 2002
	(in thousands)
ASSETS
Cash and cash equivalents	$380,316	$401,683
Short-term investments	12,024	13,188
Accounts receivable	27,519	44,510
Inventories	503,213	498,317
Prepaid taxes	19,365	28,335
Derivative instruments	1,446	4,575
Deferred stripping costs	30,184	32,085
Deferred income tax assets	47,912	51,451
Other current assets	38,977	39,112

Current assets	1,060,956	1,113,256
Property, plant and mine development, net	2,360,336	2,317,880
Mineral interests and other intangible assets, net	1,408,284	1,415,348
Investments	820,500	1,155,852
Marketable securities	266,444	—
Deferred stripping costs	31,565	23,302
Long-term inventories	228,828	199,761
Derivative instruments	3,986	3,022
Deferred income tax assets	834,886	761,428
Other long-term assets	146,704	140,093
Goodwill	3,006,086	3,024,576

Total assets	$10,168,575	$10,154,518

LIABILITIES
Current portion of long-term debt	$82,858	$115,322
Accounts payable	126,879	105,277
Deferred income tax liabilities	7,478	28,469
Derivative instruments	53,371	74,999
Other accrued liabilities	431,695	369,396

Current liabilities	702,281	693,463
Long-term debt	1,577,054	1,701,282
Reclamation and remediation liabilities	423,617	288,536
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	189,925	388,659
Deferred income tax liabilities	678,042	656,452
Employee related benefits	225,777	234,103
Other long-term liabilities	369,747	364,376

Total liabilities	4,220,284	4,380,712

Commitments and contingencies (Notes 11 and 16)
Minority interest in subsidiaries	375,124	354,558

STOCKHOLDERS’ EQUITY
Preferred stock—$5.00 par value; Authorized—5.0 million shares Issued and outstanding—none	—	—
Common stock—$1.60 par value; Authorized—750 million shares at each period, respectively Issued and outstanding—
Common: 353.8 million and 353.2 million shares issued, less 59 thousand and 9 thousand treasury shares, respectively Exchangeable: 55.9 million shares, less 7.5 million and 7.1 million redeemed shares, respectively	566,276	565,019
Additional paid-in capital	5,032,846	5,038,468
Accumulated other comprehensive loss	(22,997)	(64,026)
Retained deficit	(2,958)	(120,213)

Total stockholders’ equity	5,573,167	5,419,248

Total liabilities and stockholders’ equity	$10,168,575	$10,154,518

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Operating activities:
Net income (loss)	$117,255	$(6,798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	130,593	102,186
Amortization of deferred stripping costs, net	(6,362)	6,049
Deferred tax benefit	(35,400)	(4,293)
Foreign currency exchange loss	(19,973)	3,621
Minority interest, net of dividends	37,789	10,550
Undistributed (gains) losses of affiliated companies	8,514	(1,404)
Write-down of assets	7,688	8,253
Cumulative effect of a change in accounting principle, net of tax	34,533	(7,701)
Loss on extinguishment of debt	19,530	—
Gain on exchange of Echo Bay shares for Kinross shares, net	(84,337)	—
Loss (gain) on sale of assets and other	1,168	(4,451)
Unrealized gain on derivative instruments	(64,849)	(6,331)
(Increase) decrease in operating assets:
Accounts receivable	5,855	18,920
Inventories	(23,480)	5,305
Other assets	(1,991)	16,642
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	61,018	(40,744)
Derivatives	(17,328)	(9,776)
Early settlement of derivatives classified as cash flow hedges	(32,779)	—
Other liabilities	(1,448)	(18,873)

Net cash provided by operating activities	135,996	71,155

Investing activities:
Additions to property, plant and mine development	(81,311)	(51,830)
Advances to joint ventures and affiliates	(56,224)	(24,750)
Proceeds from sale of short-term investments	—	406,731
Proceeds from the sale of TVX Newmont Americas	170,625	—
Early settlement of other derivatives	(4,097)	—
Cash consideration for Normandy shares	—	(440,528)
Cash received from acquisitions, net of transaction costs	—	422,215
Proceeds from asset sales and other	2,381	269

Net cash provided by investing activities	31,374	312,107

Financing activities:
Proceeds from long-term debt	—	450,431
Repayment of long-term debt	(182,787)	(475,244)
Dividends paid on common and preferred stock	(16,089)	(13,792)
Proceeds from stock issuance and other	934	15,739

Net cash used in financing activities	(197,942)	(22,866)

Effect of exchange rate changes on cash	9,205	1,731

Net change in cash and cash equivalents	(21,367)	362,127
Cash and cash equivalents at beginning of period	401,683	149,431

Cash and cash equivalents at end of period	$380,316	$511,558

Supplemental information:
Interest paid, net of amounts capitalized of $1,290 and $1,222, respectively	$29,557	$31,916
Income taxes paid	$21,560	$13,974

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    BASIS OF PREPARATION OF FINANCIAL STATEMENTS

These unaudited interim Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature, except for the effects of the February 2002 acquisitions. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Newmont included in its Annual Report on Form 10-K for the year ended December 31, 2002, filed March 27, 2003.

The preparation of Newmont’s Consolidated Financial Statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which Newmont’s financial status depends are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, and/or assumptions of future gold prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets, and the ability to realize income tax benefits associated with deferred tax assets. Other significant assumptions that affect the Company’s estimates regarding impairments of long-lived assets and the realizable amounts of deferred tax assets are estimated future production costs and capital expenditures. Estimates of proven and probable reserves, as well as estimates of the useful lives of buildings and equipment, also affect the rate at which depreciation, depletion and amortization are charged to earnings. In addition, management has estimated future costs associated with reclamation of mining properties as well as remediation costs for inactive properties to accrue for such obligations. The Company’s portfolio of derivatives includes complex gold and other instruments. Management applies significant judgment in estimating the fair values of such instruments that are highly sensitive to assumptions regarding gold and other commodity prices, currency exchange rates, gold lease rates and interest rates. In connection with employee pension and other benefit plans, management makes estimates of future investment returns and rates of interest to discount pension and other benefit liabilities. As of January 1, 2002, Newmont made a decision to use 9.25% as the expected return on plan assets for fiscal year 2002. This was decided based upon (i) the plans’ historical asset returns and (ii) the expected return based upon the plan’s asset allocation. The actual return on plan assets during the thirteen years ending on December 31, 2001 was 10.3% per annum. As of January 1, 2003, Newmont decided to use 8% as the expected return on plan assets for fiscal year 2003. The decrease is due to a revised long term outlook of the equity markets based upon the actual returns for the past three years, in particular the poor returns during 2002. These expected rates of return are applied to a market-related value of plan assets to calculate expected investment returns on pension plan assets. Differences between actual and expected investment returns are reflected in the market-related value over a three-year period. Interest rates used to discount liabilities are determined based on rates of return on high quality fixed income investments (specifically Moody’s AA rated Corporate Bond Index) and the duration of the benefit obligation. Management also applies considerable judgment to determining whether losses from environmental, legal and other contingencies are probable, and if so, how much to accrue for each contingency. Management engaged independent appraisers to allocate the purchase price of Franco-Nevada Mining Corporation Limited (“Franco-Nevada”) and Normandy Mining Limited (“Normandy”) to the acquired assets and assumed liabilities at their fair values; the determination of such fair values was dependent upon assumptions regarding the estimated future cash flows from each acquired mining operation and other factors, including management’s intention and ability

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to renew leases where the term of the current lease is not sufficient to recover all of the identified and valued proven and probable reserves and undeveloped mineral interests. Furthermore, the Company allocated the excess of purchase price over the fair value of the acquired net assets (i.e., goodwill) to reporting units based upon independent appraisals. This allocation was primarily based upon assumptions regarding the ability of Newmont’s exploration program to continue to make discoveries consistent with historical results, the ability of Newmont Capital Limited to continue to engage in mergers, acquisitions and other deals to enhance shareholder value consistent with historical results and the ability of the Company to realize certain synergies at specific mining operations. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

References to “A$” refer to Australian currency, “CDN$” to Canadian currency and “$” or “US$” to United States currency.

Certain amounts for the three months ended March 31, 2002 and at December 31, 2002 have been reclassified to conform to 2003 presentation.

(2)    ACQUISITIONS OF NORMANDY AND FRANCO-NEVADA AND GOODWILL

During the first quarter of 2002, Newmont acquired Franco-Nevada and Normandy. The effective date for accounting purposes of the acquisitions was February 15, 2002. For more information on the acquisitions and the related purchase price allocation, see Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003.

For information purposes only, the following unaudited pro forma data reflects the consolidated results of operations of Newmont as if the acquisitions of Franco-Nevada and Normandy had taken place on January 1, 2002 (unaudited, in millions, except per share data):

Three months ended March 31, 2002
Sales and other income	$651.3
Net loss applicable to common shares before cumulative effect of a change in accounting principle	$(149.7)
Net loss applicable to common shares	$(142.0)
Basic and diluted loss per common share before cumulative effect of a change in accounting principle	$(0.38)
Basic and diluted loss per common share	$(0.36)
Basic and diluted weighted average common shares outstanding	393.9

On a pro forma basis during the quarter ended March 31, 2002, the net loss reflects mark-to-market losses on derivative instruments totaling $161.3 million, net of tax. The above pro forma amounts do not include the application of hedge accounting to significant portions of the acquired derivative instruments, as hedge accounting documentation was not in place during those periods prior to the acquisition. The pro forma information is not indicative of the results of operations that would have occurred had the acquisitions been consummated on January 1, 2002. The information is not indicative of the combined company’s future results of operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill allocated to reporting units during 2002 and for the first three months of 2003 are summarized in the following table (unaudited, in millions):

	Nevada	Other North America	Total North America	Yanacocha	Other South America		Total South America
Balance at January 1, 2002	$—	$—	$—	$—	$		$—
Purchase price allocation	40.9	—	40.9	—		—	—
Impairment losses	—	—	—	—		—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—		—	—

Balance at December 31, 2002	40.9	—	40.9	—		—	—
Reversal of allowances for acquired deferred tax assets	—	—	—	—		—	—
Impairment losses	—	—	—	—		—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—		—	—

Balance at March 31, 2003	$40.9	$—	40.9	$—		$—	$—

	Pajingo	Other Australia	Total Australia	Zarafshan- Newmont	Other International Operations	Total Gold
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Purchase price allocation	56.9	140.8	197.7	—	—	238.6
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at December 31, 2002	56.9	140.8	197.7	—	—	238.6
Reversal of allowances for acquired deferred tax assets	—	(18.5)	(18.5)	—	—	—
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at March 31, 2003	$56.9	$122.3	$179.2	$—	$—	$220.1

	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2002	$—	$—	$—	$—	$—
Purchase price allocation	31.5	1,129.5	1,625.0	—	3,024.6
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at December 31, 2002	31.5	1,129.5	1,625.0	—	3,024.6
Reversal of allowances for acquired deferred tax assets	—	—	—	—	(18.5)
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at March 31, 2003	$31.5	$1,129.5	$1,625.0	$—	$3,006.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2003, the Company reversed a valuation allowance for deferred tax assets related to capital loss carryforwards in Australia due to capital gains generated by the sale of TVX Newmont Americas during the period. The valuation allowance was originally recorded as part of the purchase price allocation for the acquisition of Normandy and was therefore reversed against goodwill.

(3)    INVENTORIES

	At March 31, 2003	At December 31, 2002
	(unaudited, in thousands)
Current:
Stockpiles	$102,973	$104,997
Ore on leach pad	219,551	223,996
In-process	25,826	46,435
Precious metals	46,584	19,467
Materials and supplies	106,782	103,310
Other	1,497	112

	$503,213	$498,317

Long-term:
Stockpiles	$147,082	$136,116
Ore on leach pad	81,746	63,645

	$228,828	$199,761

Write-downs of assets totaled $7.7 million and $8.3 million for the first quarters of 2003 and 2002, respectively. These write-downs related primarily to lower of cost or net realizable value write-downs of inventory. Write-downs in 2003 include $0.8 million and $0.2 million, respectively, for stockpiles and leach pad inventory at Nevada, and write-downs of precious metals inventory of $1.3 million at Minahasa, $0.7 million at Bronzewing, $1.4 million at Martha and $3.2 million at Golden Grove. Write-downs in 2002 primarily related to $6.6 million and $1.1 million for stockpile and in-process inventories at Nevada, respectively.

(4)    INVESTMENTS IN DEBT AND EQUITY SECURITIES

Lihir Gold

At March 31, 2002, the Company held a 9.74% interest in Lihir Gold, which was accounted for as an investment in marketable securities. During the three month period ended March 31, 2002, unrealized holding gains of $11.0 million were credited to Other comprehensive income, net of tax to reflect the market value increase during the period. On April 12, 2002, Newmont sold its equity holding in Lihir Gold through a block trade to Macquarie Equity Capital Markets Limited in Australia for approximately $84 million, resulting in the recognition of a pre-tax gain of approximately $47.3 million in the Statement of Consolidated Operations.

Kinross Gold Corporation

On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Cash proceeds of $170.6 million were received immediately after the close of the transaction. The remaining $9.4 million, originally held in escrow, was received subsequent to the end of the first quarter. Newmont recognized a pre-tax gain of $84.3 million in the transaction.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Newmont classifies its investment in Kinross as a long-term, available-for-sale marketable security. Changes in the fair value of the investment in Kinross are marked-to-market with the changes recorded in Other comprehensive income, net of tax. At March 31, 2003, the fair value of the Kinross investment was $266.4 million. During the quarter ended March 31, 2003, a loss of $46.0 million was recorded to Other comprehensive income, net of tax for changes in the fair value of the investment (see Note 12). If the decline in value of the Kinross shares continues, Newmont may record a loss for an other-than-temporary decline in value in a future period.

Sales of Debt Securities

As part of the Franco-Nevada acquisition in February 2002, the Company acquired significant investments in marketable debt securities. These debt securities were classified as available for sale and recorded at fair value of $402.6 million under purchase accounting. All such securities were sold immediately after the Franco-Nevada acquisition for net proceeds of $402.9 million, resulting in the recognition of a pre-tax gain of $0.3 million, which is included in Dividends, interest, foreign currency exchange, and other income for the quarter ended March 31, 2002.

(5)    DEFERRED STRIPPING COSTS

Movements in the deferred stripping costs balance were as follows:

	At March 31, 2003	At December 31, 2002
	(unaudited, in thousands)
Opening balance	$55,387	$91,631
Additions	40,566	65,371
Amortization	(34,204)	(101,615)

Closing balance	$61,749	$55,387

(6)    PROPERTY, PLANT AND MINE DEVELOPMENT

	At March 31, 2003			At December 31, 2002
	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(unaudited, in thousands)
Land	$72,236	$—	$72,236	$71,521	$—	$71,521
Buildings and equipment	4,171,224	(2,480,413)	1,690,811	4,129,292	(2,376,431)	1,752,861
Mine development	1,073,584	(639,671)	433,913	1,005,166	(580,594)	424,572
Asset retirement cost	131,493	(65,790)	65,703	—	—	—
Construction-in-progress	97,673	—	97,673	68,926	—	68,926

Total	$5,546,210	$(3,185,874)	$2,360,336	$5,274,905	$(2,957,025)	$2,317,880

Leased assets included above in property, plant and mine development are as follows: Leased assets	$361,889	$(154,231)	$207,658	$361,889	$(146,884)	$215,005

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    MINERAL INTERESTS AND OTHER INTANGIBLE ASSETS

	At March 31, 2003			At December 31, 2002
	Carrying Value	Accumulated Amortization	Net Book Value	Carrying Value	Accumulated Amortization	Net Book Value
	(unaudited, in thousands)
Mineral Interests:
Producing property
Proven and probable reserves	$793,949	$(346,538)	$447,411	$712,098	$(325,822)	$386,276
Undeveloped mineral interests	271,641	(4,341)	267,300	341,205	(3,653)	337,552
Royalties–net smelter returns	223,089	(16,225)	206,864	222,614	(12,751)	209,863
Royalties–net profit interest	17,767	(3,294)	14,473	17,340	(3,231)	14,109

	1,306,446	(370,398)	936,048	1,293,257	(345,457)	947,800

Non-producing property
Proven and probable reserves	114,832	—	114,832	92,757	—	92,757
Undeveloped mineral interests	270,794	(6,261)	264,533	291,079	(4,796)	286,283
Royalties–net smelter returns	7,171	(394)	6,777	7,021	(314)	6,707
Royalties–net profit interest	6,363	(68)	6,295	5,921	(50)	5,871

	399,160	(6,723)	392,437	396,778	(5,160)	391,618

Total mineral interests	1,705,606	(377,121)	1,328,485	1,690,035	(350,617)	1,339,418

Oil and Gas:
Producing property
Royalties–net refining returns	40,798	(4,831)	35,967	37,964	(3,842)	34,122
Working interest	19,805	(1,713)	18,092	18,430	(1,400)	17,030

	60,603	(6,544)	54,059	56,394	(5,242)	51,152

Non-producing property
Royalties– net refining returns	5,106	—	5,106	4,751	—	4,751
Working interest	7,619	—	7,619	7,090	—	7,090

	12,725	—	12,725	11,841	—	11,841

Total oil and gas	73,328	(6,544)	66,784	68,235	(5,242)	62,993

Other	13,015	—	13,015	12,937	—	12,937

Total	$1,791,949	$(383,665)	$1,408,284	$1,771,207	$(355,859)	$1,415,348

The Company’s mineral interests and oil and gas interests intangible assets are subject to amortization. The aggregate amortization expense for the three-month periods ended March 31, 2003 and 2002 was $21.5 million and $15.4 million, respectively.

(8)    INVESTMENTS AND EQUITY INCOME OF AFFILIATES

Investments in Affiliates:

	At March 31, 2003	At December 31, 2002
	(unaudited, in thousands)
Investments in affiliates:
Batu Hijau	$610,002	$610,075
TVX Newmont Americas	—	183,028
Echo Bay Mines	—	210,643
Australian Magnesium Corporation	95,757	44,244
AGR Matthey Joint Venture	11,588	11,213

	$717,347	$1,059,203

Other:
Newmont Australia infrastructure bonds	103,153	96,649

	$820,500	$1,155,852

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Income (Loss) of Affiliates:

	Three Months Ended March 31,
	2003	2002
	(unaudited, in thousands)
Batu Hijau	$7,353	$1,404
TVX Newmont Americas	810	—
Australian Magnesium Corporation	(11,727)	—
AGR Matthey Joint Venture	375	—

Total	$(3,189)	$1,404

Investment in Batu Hijau

The Company and an affiliate Sumitomo Corporation (“Sumitomo”) are partners with interests of 56.25% and 43.75%, respectively, in the Nusa Tenggara Partnership (“NTP”), which holds 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the owner of the Batu Hijau copper/gold mine in Indonesia. Due to the significant participating rights provided to Sumitomo under the terms of the NTP partnership agreement, the Company uses the equity method to account for its investment in NTP. The Company and Sumitomo have an indirect 45% and 35% interest, respectively, in PTNNT. The remaining 20% interest is held by an unrelated Indonesian company. Because the Company and Sumitomo have carried the investment of the 20% owner, the Company and Sumitomo recognize 56.25% and 43.75% of PTNNT’s net income (loss), respectively, until recouping the bulk of its construction investment, including interest. Under the Contract of Work, a portion of PTNNT not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals, beginning in the sixth year after mining operations commenced. The effect of this provision could potentially reduce the Company’s and Sumitomo’s ownership to 49% by the end of the tenth year after mining operations commenced.

The Company’s equity investment in PTNNT was $610.0 million and $610.1 million at March 31, 2003 and December 31, 2002, respectively, based on accounting principles generally accepted in the United States. At March 31, 2003, differences between 56.25% of PTNNT’s net assets of $253.2 million and Newmont’s investment included (i) $45.2 million for Newmont’s contribution prior to the formation of NTP; (ii) $108.0 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, net of amortization; (iii) $393.4 million for the contributions and interest income recorded by Newmont classified as debt and interest expense by PTNNT; (iv) negative $121.6 million for contributions to PTNNT, through NTP, by Sumitomo disproportionate to its equity interest, net of amounts recorded; (v) negative $76.9 million for stockholders’ equity of the carried interest partner; (vi) $9.2 million for other intercompany charges; and (vii) negative $0.5 million for other adjustments recorded by Newmont. At December 31, 2002, differences between 56.25% of PTNNT’s net assets of $257.6 million and Newmont’s investment included (i) $45.2 million for Newmont’s contribution prior to the formation of NTP; (ii) $109.1 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, net of amortization; (iii) $391.2 million for the contributions and interest income recorded by Newmont classified as debt and interest expense by PTNNT; (iv) negative $122.6 million for contributions in PTNNT, through NTP, by Sumitomo disproportionate to its equity interest, net of amounts recorded; (v) negative $76.9 million for stockholders’ equity of the carried interest partner; (vi) $7.1 million for other intercompany charges; and (vii) negative $0.6 million for other adjustments recorded by Newmont. Certain of these amounts are amortized or depreciated on a units-of-production basis on proven on probable reserves. Below is a description of Newmont’s equity income (loss) in PTNNT, where the net income (loss) reflects the elimination of interest between PTNNT and NTP.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Newmont’s first quarter equity income in PTTNT was $7.4 million for 2003 versus $1.4 million for the same period in 2002. Newmont’s equity income for the three months ended March 31, 2003 was based on 56.25% of PTTNT’s net loss of $8.9 million, adjusted for the elimination of $1.8 million of inter-company interest, $1.7 million of inter-company management fees, the cumulative effect of reclamation and remediation liabilities of $8.0 million and other adjustments of $0.9 million. For the comparable 2002 period, Newmont’s equity income was based on 56.25% of PTNNT’s net loss of $6.4 million, adjusted for the elimination of $1.1 million of inter-company interest, $2.7 million of inter-company management fees, and amortization adjustments of $1.2 million.

Newmont and its partner provide a contingent support line of credit to PTNNT. During the three month periods ended March 31, 2003 and 2002, respectively, Newmont funded $0.0 and $24.8 million under this facility as its pro-rata share for capital expenditures. Additional support from NTP’s partners available under this facility is $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

The following is NTP summarized financial information based on accounting principles generally accepted in the United States. The results of operations and assets and liabilities are not reflected in the Company’s Consolidated Financial Statements. As described earlier, the Company accounts for NTP as an equity investment.

	Three Months Ended March 31,
	2003	2002
	(unaudited, in thousands)
Revenues, net of smelting and refining costs	$74,873	$71,905
Revenues from by-product sales credited to production costs	$33,612	$22,133
Gross profit (loss)	$10,155	$(4,326)
Net income (loss) before cumulative effect of a change in accounting principle	$5,960	$(4,430)
Net income (loss)	$(8,258)	$(4,430)

In the three-month period ended March 31, 2003, NTP recorded a charge of $14.2 million to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.”

	At March 31, 2003	At December 31, 2002
	(unaudited, in thousands)
Current assets	$350,435	$313,110
Property, plant and mine development, net	$1,634,458	$1,658,912
Mineral interest	$185,844	$188,294
Other assets	$345,622	$282,133
Debt and related interest to partners and affiliates	$260,726	$259,793
Other current liabilities	$194,366	$103,117
Long-term debt—third parties (including current portion)	$935,771	$935,771
Other liabilities	$152,159	$163,346

For the three months ended March 31, 2003 and 2002, PTNNT recorded gross revenues, before smelting and refining costs, of $78.9 million and $95 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 6.3% and 2.2% for the three months ended March 31, 2003 and 2002, respectively. The average price adjustment for gold was 1.6% and 0.6% for the three months ended March 31, 2003 and 2002, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

By-product commodities, gold and silver, represented 45% and 31% of sales, net of smelting and refining charges, and reduced production costs by 45% and 39% for the three-month periods ended March 31, 2003 and 2002, respectively.

At March 31, 2003, PTNNT had consolidated embedded copper derivatives on 108.6 million pounds of copper recorded at an average price of $0.73 per pound. These derivatives are expected to be finally priced during the second quarter of 2003. A one-cent movement in the average price used for these derivatives will have an approximate $0.7 million impact on PTNNT’s 2003 net income.

PTNNT entered into a series of copper hedging transactions in March 2002. At March 31, 2002, 23,400 metric tonnes of copper were hedged. These contracts were settled during the second quarter of 2002. These contracts allowed PTNNT to realize an average price of $1,619 per metric tonne (approximately $0.73 per pound).

In 2001, PTNNT entered into two diesel hedging contracts for 360,000 barrels each at a fixed price of $27.39 per barrel and $27.98 per barrel, respectively. Each of these contracts covers purchases of 15,000 barrels monthly and will expire in August and September of 2003, respectively. Each contract is settled monthly. In December 2002, PTNNT entered into an additional hedge contract for 60,000 barrels over the following 12 months at a fixed price of $27.50 per barrel. These contracts have all been designated as cash flow hedges and the fair value at March 31, 2003 and December 31, 2002 was $1.3 million and $0.6 million, respectively. At March 31, 2003, 140,000 barrels are outstanding for these contracts.

TVX Newmont Americas and Echo Bay Mines Ltd.

Newmont had a 49.9% interest and an equity investment of $183.0 million in TVX Newmont Americas joint venture at December 31, 2002. The Company’s equity income from TVX Newmont Americas was $0.8 million, and $5.3 million in dividends were received during the quarter ended March 31, 2003. On January 31, 2003, Newmont sold its interest in TVX Newmont Americas for $180 million.

On January 31, 2003, Kinross, Echo Bay and TVX Gold Inc. were combined. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay. Newmont recorded a pre-tax gain on the transactions of $83.4 million (See Note 4).

Australian Magnesium Corporation

As of December 31, 2002, Newmont had a 22.8% equity and voting interest in Australian Magnesium Corporation (“AMC”) and a loan receivable from AMC in the amount of A$37 million (approximately $22 million). On January 3, 2003, Newmont contributed A$100 million (approximately $56.2 million) in equity to AMC increasing its ownership to 40.9%. However, due to additional equity contributions by other shareholders on January 31, 2003, Newmont’s interest decreased to 27.8%. At March 31, 2003, the Company’s investment in AMC, exclusive of the loan receivable, was $95.8 million.

In the first quarter of 2003, Newmont’s equity loss in AMC was $0.7 million and Newmont recorded an increase of $7.0 million to Additional paid-in capital on the dilution of its interest in AMC (discussed above). In addition, the Company recorded a write down of $11.0 million to the investment balance for an other than temporary decline in value. See Note 18, Subsequent Events.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2003, differences between the Company’s share of $107.8 million of AMC’s net assets and Newmont’s investment include: (i) a negative $105.0 million adjustment for the fair market value of property, plant and mine development; (ii) $22.5 million for an outstanding receivable from AMC; and (iii) total fair market value increases of $70.4 million to mineral interests. At December 31, 2002, differences between the Company’s share of $50.0 million of AMC’s net assets and Newmont’s investment include: (i) a negative $51.9 million adjustment for the fair market value of property, plant, equipment and mine development; (ii) a $11.2 million provision for Newmont’s liability to contribute additional equity at a share price above fair market value; (iii) $22.5 million for an outstanding receivable from AMC; and (iv) total fair market value increases of $34.8 million to mineral interests.

AGR Matthey Joint Venture

Newmont holds a 40% interest in a joint venture with the West Australian Mint and Johnson Matthey (Australia) Ltd. known as AGR Matthey Joint Venture (“AGR”). Newmont has no guarantees related to this investment. At March 31, 2003 and December 31, 2002, the difference between Newmont’s investment in AGR and its $11.9 million ($11.5 million at December 31, 2002) share of AGR’s net assets consisted of a $0.3 million reduction in long-lived assets recorded by Newmont.

(9)    LONG-TERM DEBT

	March 31, 2003	December 31, 2002
	(unaudited, in thousands)
Sale-leaseback of refractory ore treatment plant	$298,944	$307,880
8 3/8% debentures, net of discount	182,553	204,658
8 5/8% notes, due May 2011, net of discount	222,222	274,339
Newmont Australia 7 5/8% notes, net of premium	121,100	152,690
Newmont Australia 7 1/2% notes, net of premium	91,493	101,850
Newmont Yandal 8 7/8% notes	237,220	237,220
6% convertible subordinated debentures	99,980	99,980
Medium-term notes	17,000	32,000
Newmont Australia infrastructure bonds	105,965	99,680
Prepaid forward sales obligation	145,000	145,000
Interest rate swaps	(8,078)	(6,684)
Project financings, capital leases and other	146,513	167,991

	1,659,912	1,816,604
Current maturities	(82,858)	(115,322)

	$1,577,054	$1,701,282

Scheduled minimum long-term debt repayments are $58.3 million for the remainder of 2003, $176.8 million in 2004, $439.2 million in 2005, $86.0 million in 2006, $74.8 million in 2007 and $824.8 million thereafter.

During the three months ended March 31, 2003, the Company repurchased $23.0 million of 8 3/8% debentures, $52.3 million of 8 5/8% debentures due in May 2011, $30.9 million of Newmont Australia 7 5/8% notes and $10.0 million of Newmont Australia 7 1/2% notes for total cash consideration of $135.8 million. As a result of these debt repurchases, the Company recognized a Loss on extinguishment of debt of $19.5 million.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    RECLAMATION AND REMEDIATION

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

Effective January 1, 2003, the Company adopted SFAS No. 143. As a result, Reclamation and remediation liabilities increased by $120.7 million for the fair value of the estimated asset retirement obligations, Other accrued liabilities increased by $2.3 million for worker participation bonuses in Peru (bonuses required by law at Minera Yanacocha based on net income), Deferred income tax assets increased by $6.9 million, Property, plant and mine development, net increased by $69.1 million, Minority interest in subsidiaries decreased by $16.2 million and a $34.5 million loss was recorded in the Cumulative effect of a change in accounting principle, net of tax. At March 31, 2003 and December 31, 2002, $376.0 million and $254.1 million, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. $66.7 million and $48.1 million were accrued for such obligations at March 31, 2003 and December 31, 2002, respectively. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited, in thousands):

Balance December 31, 2002	$302,229
Impact of adoption of SFAS No. 143	120,707
Additions to liabilities	20,533
Liabilities settled	(6,478)
Accretion expense	5,744
Revisions	—

Balance March 31, 2003	$442,735

The current portions of Reclamation and remediation liabilities of $19.1 million and $13.7 million at March 31, 2003 and December 31, 2002, respectively, are included in Other accrued liabilities.

On a pro forma basis, the liabilities for asset retirement obligations would have been $420.0 million and $422.9 million at January 1, 2002 and December 31, 2002, respectively, if SFAS No. 143 had been applied at the beginning of 2002.

There were no assets that were legally restricted for purposes of settling asset retirement obligations at March 31, 2003.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the impact of the accounting change for the three-month period ended March 31, 2003 and the pro forma effect for the three-month period ended March 31, 2002 as if the change had been in effect for that period (unaudited, in thousands, except per share data):

	Three months ended
Increase/(decrease) to net income	March 31, 2003	March 31, 2002 (Pro forma)
Costs applicable to sales—gold	$5,302	$153
Costs applicable to sales—base metals	90	—
Depreciation, depletion, and amortization	(3,413)	(3,307)
Income tax (expense) benefit	(693)	1,104
Minority interest	606	627
Equity loss of affiliate	(480)	(340)

Net income (loss) before cumulative effect of a change in accounting principle	$1,412	$(1,763)

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$(0.01)

The table below presents pro forma net income and earnings per share before cumulative effect of a change in accounting principle for the three-month period ended March 31, 2002 as if the Company had adopted the SFAS No. 143 as of January 1, 2002 (unaudited, in thousands, except per share data):

	Three months ended March 31, 2002
	Net loss applicable to common shares before cumulative effect of a change in accounting principle	Loss per share before cumulative effect of a change in accounting principle, basic and diluted
As reported	$(16,368)	$(0.06)
Change in accounting method SFAS No. 143	(1,763)	(0.01)

Pro forma	$(18,131)	$(0.07)

(11)    SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

Newmont has a “no hedging” philosophy and generally sells its gold production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of Normandy’s acquisition, three of its affiliates had a substantial derivative instrument position. These three affiliates are now known as Newmont Gold Treasury Pty Ltd., Newmont NFM and Newmont Yandal Operations Limited (“NYOL”). Newmont is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts. A number of NYOL’s hedging positions, however, are governed by agreements that confer on the relevant counterparties a right to terminate the position prior to its agreed scheduled maturity date. Such a termination would result in an immediate cash settlement of that contract based on the contract’s market value on the date of termination. Exercise of termination rights may result in a cash settlement obligation to NYOL hedge counterparties in excess of funds available to NYOL. NYOL obligations, however, are non-recourse to Newmont and its other subsidiaries.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gold Commodity Contracts

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate at March 31, 2003 of US$0.60 per A$1. For all floating rate instruments, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments. Floating put options valuations include a deferred premium cost which is payable in gold ounces upon expiration of the options.

For the quarters ended March 31, 2003 and 2002, gains of $22.9 million and $1.0 million, respectively, were included in income in Gain on gold commodity derivative instruments for the ineffective portion of derivative instruments designated as cash flow hedges, and gains of $32.1 million and $5.3 million, respectively, for the change in fair value of gold commodity contracts that do not qualify as hedges. The amount anticipated to be reclassified from Accumulated other comprehensive loss, to income for derivative instruments during the next 12 months is a gain of approximately $9.2 million. The maximum period over which hedged forecasted transactions are expected to occur is 8.7 years.

Gold Forward Sales Contracts

Newmont had the following gold forward sales contracts at March 31, 2003 (unaudited):

								Fair Value
	Expected Maturity Date or Transaction Date						Total/ Average	March 31, 2003	December 31, 2002
Gold Forward Sales Contracts:	2003	2004	2005	2006	2007	Thereafter
(A$ denominated)								US$ (000)
Fixed Forwards:
Ounces	743	306	52	52	25	—	1,178	$(48,615)	$(138,095)
Average price	$310	$302	$297	$283	$271	$—	$305
Floating Rate Forwards:
Ounces	—	—	61	231	256	26	574	$(24,983)	$(37,401)
Average price	$—	$—	$354	$365	$376	$387	$370
Synthetic Forwards:
Ounces	39	80	80	80	80	80	439	$(17,587)	$(34,222)
Average price	$334	$325	$325	$325	$325	$325	$326
Total:
Ounces	782	386	193	363	361	106	2,191	$(91,185)	$(209,717)
Average price	$311	$307	$327	$345	$357	$340	$326

Gold Put Option Contracts

Newmont had the following gold put option contracts at March 31, 2003 (unaudited):

								Fair Value
	Expected Maturity Date or Transaction Date
Put Option Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	March 31, 2003	December 31, 2002
								US$ (000)

US$ Denominated Fixed Purchased Puts:
Ounces	157	203	205	100	20	—	685	$(6,234)	$(6,774)
Average price	$292	$292	$292	$338	$397	$—	$302

A$ Denominated Fixed Purchased Puts:
Ounces	83	88	33	—	—	—	204	$(1,913)	$(3,690)
Average price	$333	$339	$321	—	$—	$—	$334

A$ Denominated Floating Forward Purchased Puts:
Ounces	—	—	207	69	2	213	491	$(1,407)	$(12,140)
Average price	$—	$—	$354	$365	$376	$367	$361

Total:
Ounces	240	291	445	169	22	213	1,380	$(9,554)	$(22,603)
Average price	$306	$306	$323	$349	$395	$367	$328

Note: Through December 31, 2002, the floating forward purchased put option contracts were accounted for as cash flow hedges as they were statistically proven to qualify as highly effective cash flow hedges through that date. However, due to changes in market conditions during the first quarter of 2003, these contracts were no longer considered highly effective cash flow hedges. The effect of this change was a gain of $5.4 million that was recorded in Gain on gold commodity derivative instruments, net in income for the first quarter of 2003.

Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at March 31, 2003 (unaudited):

							Total/ Average	Fair Value
	Expected Maturity Date or Transaction Date
Convertible Put Options and Other Instruments:	2003	2004	2005	2006	2007	Thereafter		March 31, 2003	December 31, 2002
(A$ denomitated)								US$ (000)

Floating Convertible Put Options:
Ounces	—	—	—	—	42	982	1,024	$(56,963)	$(102,952)
Average price	$—	$—	$—	$—	$376	$405	$404

Knock-out/knock-in Contracts:
Ounces	46	37	49	—	—	—	132	$(3,619)	$(6,794)
Average price	$331	$331	$331	$—	$—	$—	$331

Indexed Forward Contracts:
Ounces	—	—	33	65	65	33	196	$(12,482)	$(15,740)
Average price	$—	$—	$325	$325	$325	$325	$325

Total:
Ounces	46	37	82	65	107	1,015	1,352	$(76,064)	$(125,486)
Average price	$331	$331	$329	$325	$345	$402	$385

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sold Convertible Put Options

Newmont had the following gold convertible put option contracts and other instruments outstanding at March 31, 2003 (unaudited):

								Fair Value
	Expected Maturity Date or Transaction Date
Sold Convertible Put OptionsContracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	March 31, 2003	December 31, 2002
(A$ denomitated)								US$ (000)
Ounces	—	30	60	60	60	30	240	$7,596	$14,295
Average price	$—	$353	$356	$359	$362	365	$359

Sold Put Options

Newmont had the following sold put option contracts and other instruments outstanding at March 31, 2003 (unaudited):

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
Sold Put OptionsContracts:	2003	2004	2005	2006	2007	Thereafter		March 31, 2003	December 31, 2002
(A$ Denominated)								US$ (000)
Ounces	—	—	48	64	64	32	208	$(4,690)	$—
Average price	$—	$—	$350	$354	$359	$362	$356

Note: Sold put options are contracts that give a third party the right, but not the obligation, to sell a specified number of gold ounces to Newmont at a specified strike price on a set date. This position was originally overlaid with a bought put position, however, the bought position was closed out during the three months ended March 31, 2003. As the contracts are to buy gold, they cannot be treated as cash flow hedges; they are therefore marked to market with the change reflected in income.

Price-Capped Sales Contracts

Newmont had the following price-capped forward sales contracts outstanding at March 31, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Price-capped Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	March 31, 2003	December 31, 2002
(US$ Denominated)								US$ (000)
Ounces	—	—	500	—	—	1,850	2,350	n/a	n/a
Average price	$—	$—	$350	$—	$—	$384	$377

Note: The fair value of the price-capped sales contracts of $53.9 million was recorded as deferred revenue in September 2001 and will be included in sales revenue as delivery occurs in 2005 through 2011. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. Newmont Australia also receives US$ fixed interest payments and pays gold lease rates, which are indexed to market rates. This instrument is marked to market at each period end, with the change reflected in income, and at March 31, 2003 and December 31, 2002 had a negative fair value of $50.9 million and $87.2 million, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Sales Contracts, Commodity and Derivative Instruments

Foreign Currency Contracts

Newmont acquired certain currency swap contracts in the Normandy transaction intended to hedge the currency risk on repayment of US$-denominated debt. These contracts were closed out during the quarter ended June 30, 2002 for net proceeds of $50.8 million. The contracts were accounted for on a mark-to-market basis until closed out, resulting in a loss of $10.9 million for the three months ended March 31, 2002.

Newmont also acquired currency swap contracts to receive A$    and pay US$ designated as hedges of A$ denominated debt. The A$-denominated debt was repaid during the quarter ended June 30, 2002 and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. At March 31, 2003 and December 31, 2002 they had a negative fair value of $13.3 million and $21.9 million, respectively.

Interest Rate Swap Contracts

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at both March 31, 2003 and December 31, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. For the quarters ended March 31, 2003 and March 31, 2002, these transactions resulted in a reduction in interest expense of $1.7 million and $1.5 million, respectively. These transactions have been designated as fair value hedges and had a fair value of $18.2 million and $13.8 million at March 31, 2003 and December 31, 2002, respectively.

(12)    STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2003	2002
	(unaudited, in thousands)
Net income (loss)	$117,255	$(6,798)
Other comprehensive income, net of tax:
Unrealized (loss) gain on marketable equity securities, net of tax of $14,995 and ($5,911), respectively	(50,843)	10,978
Foreign currency translation adjustments	5,963	836
Changes in fair value of cash flow hedge instruments, net of tax of ($32,103) and ($6,885), respectively	74,907	16,064
Exchange of Echo Bay shares for Kinross shares, net of tax of ($5,924)	11,002	—

Total other comprehensive income, net of tax	41,029	27,878

Comprehensive income	$158,284	$21,080

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    DIVIDENDS, INTEREST, FOREIGN CURRENCY EXCHANGE AND OTHER INCOME

	Three Months Ended March 31,
	2003	2002
	(unaudited, in thousands)
Interest income	$2,205	$2,796
Foreign currency exchange gains (losses)	24,706	(7,626)
Loss on sale of marketable securities	—	(368)
Gain on sale of exploration properties	1,273	1,736
Insurance settlements	—	3,500
Other	3,655	377

Total	$31,839	$ 415

(14)    ACCOUNTING CHANGES

Depreciation, Depletion and Amortization

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income during three months ended March 31, 2002 by $7.7 million, net of tax of $4.1 million, and increased net income per share by $0.03.

Reclamation and Remediation

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, which established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted as required on January 1, 2003. See Note 10 for complete disclosure of the impact of adopting SFAS 143.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

Three Months Ended March 31, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$221.0	$40.3	$261.3	$229.5	$20.7	$250.2	$25.8	$124.6	$150.4
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on exchange of Echo Bay shares for Kinross shares	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.4	$—	$0.4	$—	$1.3	$1.3
Interest expense	$—	$—	$—	$1.4	$—	$1.4	$—	$8.9	$8.9
Exploration and research expense	$3.3	$—	$3.3	$1.9	$—	$1.9	$0.3	$1.4	$1.7
Depreciation, depletion and amortization	$31.6	$10.2	$41.8	$35.5	$2.1	$37.6	$5.6	$22.0	$27.6
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$29.8	$3.0	$32.8	$104.1	$5.7	$109.8	$11.1	$(11.1)	$—
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$(10.5)	$(10.5)
Amortization of deferred stripping, net	$(6.6)	$(0.1)	$(6.7)	$—	$—	$—	$—	$(1.0)	$(1.0)
Asset write-down	$1.0	$—	$1.0	$—	$—	$—	$—	$0.7	$0.7
Cumulative effect	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(1.1)	$(0.3)
Capital expenditures	$20.4	$0.4	$20.8	$35.4	$0.5	$35.9	$1.6	$10.1	$11.7
Total assets	$1,488.8	$138.6	$1,627.4	$1,203.4	$29.6	$1,233.0	$180.5	$1,578.2	$1,758.7

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$21.2	$31.5	$714.6	$19.4	$—	$—	$—	$734.0
Royalties	$—	$—	$—	$—	$—	$14.5	$—	$14.5
Gain on exchange of Echo Bay shares for Kinross shares	$—	$—	$—	$—	$—	$84.3	$—	84.3
Interest income	$—	$—	$1.7	$—	$—	$0.1	$0.4	$2.2
Interest expense	$0.2	$—	$10.5	$—	$—	$—	$19.4	$29.9
Exploration and research expense	$—	$1.8	$8.7	$0.7	$7.4	$—	$4.7	$21.5
Depreciation, depletion and amortization	$2.6	$7.2	$116.8	$7.1	$0.8	$4.7	$1.2	$130.6
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$9.8	$2.2	$154.6	$(3.8)	$(8.1)	$92.6	$20.0	$255.3
Equity income (loss) of affiliates	$—	$—	$(10.5)	$—	$—	$—	$7.3	$(3.2)
Amortization of deferred stripping, net	$—	$1.3	$(6.4)	$—	$—	$—	$—	$(6.4)
Asset write-down	$—	$2.7	$4.4	$3.3	$—	$—	$—	$7.7
Cumulative effect	$(1.3)	$(3.2)	$(55.2)	$(0.2)	$—	$—	$20.9	$(34.5)
Capital expenditures	$0.5	$6.3	$75.2	$2.2	$0.1	$—	$3.8	$81.3
Total assets	$104.7	$173.4	$4,897.2	$245.3	$1,276.7	$2,262.2	$1,487.2	$10,168.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2002

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	TotalSouth America	Pajingo	Other Australia	Total Australia
Sales, net	$176.3	$35.6	$211.9	$140.2	$19.9	$160.1	$16.8	$56.2	$73.0
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.1	$—	$0.1	$0.2	$1.4	$1.6
Interest expense	$0.1	$—	$0.1	$2.9	$0.1	$3.0	$0.2	$5.9	$6.1
Exploration and research expense	$2.4	$—	$2.4	$1.8	$0.4	$2.2	$0.2	$0.6	$0.8
Depreciation, depletion and amortization	$26.8	$8.6	$35.4	$35.0	$3.1	$38.1	$3.5	$12.0	$15.5
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$(8.9)	$2.4	$(6.5)	$27.7	$4.9	$32.6	$7.8	$(11.8)	$(4.0)
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$6.3	$(0.3)	$6.0	$—	$—	$—	$—	$—	$—
Asset write-down	$7.9	$—	$7.9	$—	$—	$—	$—	$0.2	$0.2
Cumulative effect	$0.9	$7.2	$8.1	$—	$—	$—	$(0.4)	$—	$(0.4)
Capital expenditures	$8.7	$3.2	$11.9	$26.4	$0.2	$26.6	$2.1	$5.3	$7.4
Total assets	$1,811.5	$180.0	$1,991.5	$1,054.6	$45.6	$1,100.2	$264.0	$2,211.4	$2,475.4

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$15.2	$22.0	$482.2	$9.4	$—	$—	$—	$491.6
Royalties	$—	$—	$—	$—	$—	$3.8	$—	$3.8
Interest income	$—	$—	$1.7	$—	$—	$0.8	$0.3	$2.8
Interest expense	$0.1	$—	$9.3	$—	$—	$—	$21.8	$31.1
Exploration and research expense	$—	$—	$5.4	$0.1	$3.4	$—	$2.7	$11.6
Depreciation, depletion and amortization	$2.3	$5.4	$96.7	$0.3	$1.5	$2.2	$1.5	$102.2
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$5.4	$2.3	$29.5	$(1.3)	$(4.9)	$1.3	$(28.8)	$(4.2)
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$(0.5)	$1.9	$1.4
Amortization of deferred stripping, net	$—	$—	$6.0	$—	$—	$—	$—	$6.0
Asset write-down	$—	$—	$8.1	$0.2	$—	$—	$—	$8.3
Cumulative effect	$—	$—	$7.7	$—	$—	$—	$—	$7.7
Capital expenditures	$1.9	$0.8	$48.6	$1.6	$0.2	$—	$1.4	$51.8
Total assets	$108.0	$541.2	$6,216.3	$534.3	$230.8	$2,080.2	$1,056.2	$10,117.8

(16)    COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based principally on legal and regulatory requirements. At March 31, 2003 and December 31, 2002, $376.0 million and $254.1 million, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

The Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $66.7 million and $48.1 million were accrued for such obligations at March 31, 2003 and December 31, 2002, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 46% greater or 33% lower than the amount accrued at March 31, 2003. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

Details about certain of the more significant sites involved are discussed below.

Battle Mountain Resources, Inc.-100% Newmont Owned

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

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In March 2003, the EPA notified Dawn and Newmont that it had thus far expended $11.5 million on the remedial investigation feasibility study under CERCLA.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The EPA has asserted that Dawn and Newmont are liable for reclamation or remediation work and costs at the mine. Dawn does not have sufficient funds to pay for the reclamation plan it proposed or for any alternate plan, or for any additional remediation work or costs at the mine. Newmont intends to vigorously contest any claims as to its liability.

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

Idarado Mining Company (“Idarado”)-80.1% Newmont Owned

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

Newmont Modencilik A.S.—100% Newmont Owned

The Ovacik mine has a long history of legal challenges to the operation of the mine and, in particular, its use of cyanide in gold production. These challenges involve a multitude of proceedings and have a complex procedural history that, in June 2001, resulted in a judicial order granting the plaintiffs’ request to cancel Ovacik’s operating permits. Newmont has appealed this decision and, at present, the mine continues to operate under interim licenses pending the outcome of Newmont’s appeal. In addition, the Ovacik mine is the subject of a separate action being brought against the Turkish government in the European Court of Human Rights (“ECHR”). The plaintiffs in that case assert that the Turkish government’s authorization of operating permits and use of cyanide for the Ovacik mine violates Turkish law and Turkey’s obligations under the European Convention on Human Rights. Plaintiffs have asked, among other things, that the ECHR grant interim relief ordering the shutdown of the mine pending the ECHR’s hearing and decision on the merits. Newmont has filed an application to intervene in this action, but as yet has not received permission to do so. Newmont cannot reasonably predict the final outcome of any of the above described legal proceedings. Either the Turkish courts or the ECHR, however, might grant relief that could require the closure of the mine or the interruption of mining activities.

Newmont Capital Limited—100% Newmont Owned

Lava Cap Mine Site:    In February 1999, EPA placed the Lava Cap mine site in Nevada County, California on the National Priorities List under CERCLA. The EPA then initiated a remedial investigation/feasibility study under CERCLA to determine environmental conditions and remediation options at the site.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Newmont USA Limited—100% Newmont Owned

Pinal Creek:    Newmont is a defendant in a lawsuit brought in U.S. District Court in Arizona by the Pinal Creek Group, alleging that the company and others are responsible for some portion of costs incurred to address groundwater contamination emanating from copper mining operations located in the area of Globe and Miami, Arizona. Two former subsidiaries of Newmont, Pinto Valley Copper Corporation and Magma Copper Company (now known as BHP Copper Inc.), owned some of the mines in the area between 1983 and 1987. The court has dismissed plaintiffs’ claims seeking to hold Newmont liable for the acts or omissions of its former subsidiaries. Based on information presently available, Newmont believes it has strong defenses to plaintiffs’ remaining claims, including, without limitation, that Newmont’s agents did not participate in any pollution causing activities; that Newmont’s liabilities, if any, were contractually transferred to one of the plaintiffs; that portions of plaintiffs’ claimed damages are not recoverable; and that Newmont’s equitable share of liability, if any, is small. While Newmont has denied liability and is vigorously defending these claims, we cannot reasonably predict the final outcome of this lawsuit.

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

In December 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission challenging NDEP’s November 2002 decision renewing a water pollution control permit for Newmont’s Lone Tree Mine. This appeal alleges that NDEP’s renewal violated various procedural and substantive requirements under Nevada’s water quality laws. Newmont has intervened in this appeal. A hearing

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before the Nevada State Environmental Commission was held on February 25-26, 2003 in Carson City, Nevada. At the close of the hearing, the Commission ruled in favor of NDEP on all claims, and affirmed NDEP’s renewal of the permit. Great Basin Mine Watch appealed this decision in the Nevada District Court in Carson City.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cerro Quilish:    Minera Yanacocha is involved in a dispute with the Provincial Municipality of Cajamarca regarding the authority of that governmental body to regulate the development of the Cerro Quilish ore deposit (which contains reserves of 1.9 million equity ounces). Cerro Quilish is located in the same watershed in which the City of Cajamarca is located. The Municipality has enacted an ordinance declaring Cerro Quilish and its watershed to be a reserved and natural protected area. Minera Yanacocha challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas. The case was heard in early 2003, and on April 30, 2003, the Constitutional Tribunal issued a decision holding that, because Minera Yanacocha acquired the mining concessions in the Cerro Quilish area many years before the adoption of the contested ordinance, its rights were not impacted by the ordinance.

Minera Yanacocha is committed to completing a full environmental impact study prior to initiating any development at Cerro Quilish, and will adopt mitigation measures necessary to protect the quality and quantity of

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Newmont Australia Limited—100% Newmont Owned

Australian Taxation Office Review:    In February 1999, Normandy (now Newmont Australia Limited) sold certain subsidiary companies in a transaction that resulted in net cash proceeds of A$663 million. The sale did not give rise to any tax liability to Newmont Australia Limited because of the tax basis that Newmont Australia Limited had in the shares in the subsidiaries and the capital losses available to Newmont Australia Limited to offset the net gain of the sale. This transaction is currently the subject of a review by the Australian Taxation Office (“ATO”), which commenced in early 2001 and is still ongoing. The ATO has sought documents from Newmont Australia Limited, the buyer of the subsidiaries and other parties. It is not yet known whether the ATO will disagree with the tax treatment of the transaction. Newmont Australia Limited believes that its tax treatment was in accordance with the provisions of the relevant tax laws. The company cannot reasonably predict what future action the ATO may take in relation to this matter.

Yandal Gold Pty Ltd.—100% Newmont Owned

Newmont Yandal Operations:    In a Federal Court action brought by the Australian Securities and Investment Commission (“ASIC”) against Yandal Gold Pty Ltd., a subsidiary of Newmont Australia Limited, Edensor Nominees Pty Ltd (“Edensor”), and others in relation to the 1999 acquisition of Great Central Mines (“GCM”, now named Newmont Yandal Operations Limited), the judge found violations of the Australian Corporations Law and ordered payment by Edensor to ASIC of A$28.5 million for distribution to former GCM shareholders. The judge also entered an order allowing the former shareholders to elect to reacquire their shares in GCM. After appeals to the Full Federal Court and the High Court on jurisdictional matters, the Full Federal Court rejected Edensor’s appeal on the merits and in September 2002, the High Court declined further review of the matter. Newmont Australia Limited had previously agreed to pay one-half of the A$28.5 million and, after finalizing an additional commercial transaction with Edensor in relation to certain mining properties and interests, Newmont Australia Limited paid in full A$28.5 million plus interest to ASIC in September 2002 all of which has been accounted for as part of the Normandy purchase price. Newmont Australia Limited filed a motion with the Federal Court to negate that portion of its original order granting former GCM shareholders the right to reacquire their shares and ASIC consented to the orders sought in this motion. On February 18, 2003, the Court granted the application for the consent orders such that the former GCM shareholders will not have the opportunity to reacquire their shares in GCM.

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes with under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, but many of which are the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company will undergo a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation of the rules or the application of certain rules to the Company’s business conducted within the country involved. As of March 31, 2003 and December 31, 2002 the Company has accrued

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income taxes (and related interest and penalties, if applicable) in the amount of $321.5 million. This amount represents what the Company believes will be the probable outcome from the settlement of such disputes for all tax years for which additional income taxes can be assessed.

Guarantee of Third Party Indebtedness

Newmont USA Limited has guaranteed Pollution Control Revenue Bonds with a principal amount of $35.7 million, due 2009, of BHP Copper Inc., formerly known as Magma Copper Company. At the time the bonds were issued, Magma was a wholly-owned subsidiary of Newmont USA Limited. Magma was spun-off as an independent, separately traded company in 1987, and was acquired in 1995 by the company now known as BHP Billiton Limited. Newmont USA Limited will be required to perform under the guarantee in the event that BHP Copper defaults on the bonds; in that event, Newmont USA Limited would be liable for the amount of any unpaid principal and interest outstanding at the time of the default. It is expected that Newmont USA Limited will be required to remain liable on this guarantee as long as the bonds remain outstanding. Newmont USA Limited currently has no carrying value for this contingent liability, because it does not expect to have to pay any amount under the guarantee in the future given the financial strength of BHP Copper’s parent company. In the event that it does have to perform under the guarantee, Newmont USA Limited would have a right of subrogation to the bondholders.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2003 and December 31, 2002, there were $195.0 million and $177.0 million of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in the Financing Activities section of Management’s Discussion and Analysis of Results of Operations and Financial Condition). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except as disucssed above, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

	Three Months Ended March 31, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Sales and other income
Sales—gold	$—	$557.7	$156.9	$—	$714.6
Sales—base metals, net	—	—	19.4	—	19.4
Royalties	—	—	15.0	(0.5)	14.5
Gain on exchange of Echo Bay shares for Kinross shares, net	—	—	91.9	(7.6)	84.3
Dividends, interest, foreign currency exchange and other income (loss)—intercompany	24.9	2.8	4.1	—	31.8
Dividends, interest, foreign currency exchange and other income (loss)	4.9	4.2	3.9	(13.0)	—

	29.8	564.7	291.2	(21.1)	864.6

Costs and expenses
Costs applicable to sales—gold	—	289.6	105.6	(0.6)	394.6
Costs applicable to sales—base metals and other	—	—	12.1	—	12.1
Depreciation, depletion and amortization	—	87.5	43.1	—	130.6
Exploration and research	—	10.8	10.7	—	21.5
General and administrative	—	19.9	6.4	0.1	26.4
Interest expense—intercompany	2.2	3.4	7.4	(13.0)	—
Interest, net of capitalized interest	0.5	20.6	8.8	—	29.9
Loss on extinguishment of debt	—	19.5	—	—	19.5
Write-down of assets	—	2.3	5.4	—	7.7
Other	—	19.5	10.1	(7.6)	22.0

	2.7	473.1	209.5	(21.1)	664.2

	27.1	91.6	81.7	—	200.4
Gain on gold commodity derivative instruments	—	—	55.0	—	55.0

Pre-tax income before minority interest, equity income and impairment of affiliates, and cumulative effect of a change in accounting principle	27.1	91.6	136.7	—	255.4
Income tax expense	(9.5)	(20.9)	(32.2)	—	(62.6)
Minority interest in (income) loss of subsidiaries	—	(39.0)	(3.6)	4.8	(37.8)
Equity income (loss) and impairment of affiliates	99.6	7.4	4.2	(114.4)	(3.2)

Net income (loss) before cumulative effect of a change in accounting principle	117.2	39.1	105.1	(109.6)	151.8
Cumulative effect of a change in accounting principle, net of tax	—	(31.5)	(3.0)	—	(34.5)

Net income (loss)	117.2	7.6	102.1	(109.6)	117.3
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common shares	$117.2	$7.6	$102.1	$(109.6)	$117.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2002
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Sales and other income
Sales—gold	$—	$403.9	$78.3	$—	$482.2
Sales—base metals, net	—	—	9.4	—	9.4
Royalties	—	0.6	3.4	(0.2)	3.8
Dividends, interest, foreign currency exchange and other income (loss)—intercompany	—	0.5	2.1	(2.6)	—
Dividends, interest, foreign currency exchange and other income (loss)	—	5.1	(4.7)	—	0.4

	—	410.1	88.5	(2.8)	495.8

Costs and expenses
Costs applicable to sales—gold	—	268.2	52.4	(0.1)	320.5
Costs applicable to sales—base metals and other	—	—	10.5	—	10.5
Depreciation, depletion and amortization	—	81.1	21.1	—	102.2
Exploration and research	—	8.9	2.6	—	11.5
General and administrative	—	16.8	4.5	—	21.3
Interest expense—intercompany	—	—	2.9	(2.9)	—
Interest, net of capitalized interest	—	25.2	5.9	—	31.1
Write-down of assets	—	7.9	0.4	—	8.3
Other	—	3.0	(2.1)	—	0.9

	—	411.1	98.2	(3.0)	506.3

	—	(1.0)	(9.7)	0.2	(10.5)
Gain on gold commodity derivative instruments	—	—	6.3	—	6.3

Pre-tax (loss) income before minority interest, equity income (loss) and impairment of affiliates, and cumulative effect of a change in accounting principle	—	(1.0)	(3.4)	0.2	(4.2)
Income tax benefit (expense)	—	1.7	(2.9)	—	(1.2)
Minority interest in (income) loss of subsidiaries	—	(10.7)	1.7	(1.5)	(10.5)
Equity income (loss) and impairment of affiliates	(6.8)	1.5	(1.5)	8.2	1.4

Net (loss) income before cumulative effect of a change in accounting principle	(6.8)	(8.5)	(6.1)	6.9	(14.5)
Cumulative effect of a change in accounting principle, net of tax	—	7.7	—	—	7.7

Net (loss) income	(6.8)	(0.8)	(6.1)	6.9	(6.8)
Preferred stock dividends	(1.9)	—	—	—	(1.9)

Net (loss) income applicable to common shares	$(8.7)	$(0.8)	$(6.1)	$6.9	$(8.7)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At March 31, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$257.2	$123.1	$—	$380.3
Short-term investments	—	0.6	11.4	—	12.0
Accounts receivable	6.9	11.9	160.3	(151.6)	27.5
Inventories	—	416.1	87.1	—	503.2
Prepaid taxes	—	19.4	—	—	19.4
Derivative instruments	—	—	1.4	—	1.4
Deferred stripping costs	—	24.8	5.4	—	30.2
Deferred income tax assets	—	(3.8)	51.7	—	47.9
Other current assets	361.7	58.1	226.5	(607.3)	39.0

Current assets	368.6	784.3	666.9	(758.9)	1,060.9

Property, plant and mine development, net	—	1,968.2	392.1	—	2,360.3
Mineral interests and other intangible assets, net	—	263.5	1,144.8	—	1,408.3
Investments	—	610.0	1,062.8	(852.3)	820.5
Investment in subsidiaries	4,653.0	—	1,930.8	(6,583.8)	—
Marketable securities	—	—	266.4	—	266.4
Deferred stripping costs	—	25.6	6.0	—	31.6
Long-term inventories	—	206.5	22.3	—	228.8
Derivative instruments	—	—	4.0	—	4.0
Deferred income tax assets	25.4	481.3	328.2	—	834.9
Other long-term assets	0.9	337.7	37.2	(229.0)	146.8
Goodwill	—	93.7	2,912.4	—	3,006.1

Total assets	$5,047.9	$4,770.8	$8,773.9	$(8,424.0)	$10,168.6

Liabilities
Current portion of long-term debt	$—	$59.4	$23.5	$—	$82.9
Accounts payable	108.7	77.5	90.9	(150.2)	126.9
Deferred income tax liabilities	—	8.1	(0.6)	—	7.5
Derivative instruments	—	—	53.4	—	53.4
Other accrued liabilities	70.1	457.2	512.3	(608.0)	431.6

Current liabilities	178.8	602.2	679.5	(758.2)	702.3

Long-term debt	—	1,004.7	572.4	—	1,577.1
Reclamation and remediation liabilities	—	297.2	126.4	—	423.6
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	189.9	—	189.9
Deferred income tax liabilities	49.0	156.7	472.3	—	678.0
Employee related benefits	—	216.5	9.3	—	225.8
Other long-term liabilities	162.9	106.1	329.8	(229.0)	369.8

Total liabilities	390.7	2,437.2	2,379.6	(987.2)	4,220.3

Minority interest in subsidiaries	—	402.5	382.1	(409.5)	375.1

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	566.3	—	0.1	(0.1)	566.3
Additional paid-in capital	4,116.9	2,031.7	5,673.7	(6,789.5)	5,032.8
Accumulated other comprehensive (loss) income	(23.0)	(49.6)	(30.5)	80.1	(23.0)
Retained (deficit) earnings	(3.0)	(51.0)	308.2	(257.1)	(2.9)

Total stockholders’ equity	4,657.2	1,931.1	6,012.2	(7,027.3)	5,573.2

Total liabilities and stockholders’ equity	$5,047.9	$4,770.8	$8,773.9	$(8,424.0)	$10,168.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2002
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$165.1	$236.6	$—	$401.7
Short-term investments	—	0.6	12.6	—	13.2
Accounts receivable	14.2	43.1	184.4	(197.2)	44.5
Inventories	—	435.3	63.0	—	498.3
Prepaid taxes	—	28.3	—	—	28.3
Derivative instruments	—	—	4.6	—	4.6
Deferred stripping costs	—	25.1	7.0	—	32.1
Deferred income tax assets	—	4.6	46.9	—	51.5
Other current assets	331.9	163.8	216.4	(673.0)	39.1

Current assets	346.1	865.9	771.5	(870.2)	1,113.3

Property, plant and mine development, net	—	1,947.4	370.5	—	2,317.9
Mineral interests and other intangible assets, net	—	243.6	1,171.7	—	1,415.3
Investments	—	610.1	3,276.7	(2,731.0)	1,155.8
Investment in subsidiaries	4,516.9	—	—	(4,516.9)	—
Deferred stripping costs	—	18.6	4.7	—	23.3
Long-term inventories	—	171.1	28.7	—	199.8
Derivative instruments	—	—	3.0	—	3.0
Deferred income tax assets	—	481.1	280.3	—	761.4
Other long-term assets	1.0	338.3	28.0	(227.2)	140.1
Goodwill	—	93.7	2,930.9	—	3,024.6

Total assets	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

Liabilities
Current portion of long-term debt	$—	$91.5	$23.8	$—	$115.3
Accounts payable	115.9	81.4	104.9	(196.9)	105.3
Deferred income tax liabilities	—	26.9	1.6	—	28.5
Derivative instruments	—	—	75.0	—	75.0
Other accrued liabilities	48.3	486.3	508.2	(673.4)	369.4

Current liabilities	164.2	686.1	713.5	(870.3)	693.5

Long-term debt	—	1,090.1	611.2	—	1,701.3
Reclamation and remediation liabilities	—	168.0	120.5	—	288.5
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	388.7	—	388.7
Deferred income tax liabilities	49.0	155.2	452.2	—	656.4
Employee related benefits	—	232.8	1.3	—	234.1
Other long-term liabilities	161.0	95.1	335.6	(227.3)	364.4

Total liabilities	374.2	2,481.1	2,623.0	(1,097.6)	4,380.7

Minority interest in subsidiaries	—	379.3	365.1	(389.8)	354.6

Stockholders’ equity
Convertible preferred stock	—	—	60.7	(60.7)	—
Common stock	565.0	—	0.1	(0.1)	565.0
Additional paid-in capital	4,109.0	2,022.2	5,688.7	(6,781.5)	5,038.4
Accumulated other comprehensive income (loss)	(64.0)	(54.3)	(74.7)	129.0	(64.0)
Retained (deficit) earnings	(120.2)	(58.5)	203.1	(144.6)	(120.2)

Total stockholders’ equity	4,489.8	1,909.4	5,877.9	(6,857.9)	5,419.2

Total liabilities and stockholders’ equity	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income (loss)	$117.2	$7.6	$102.1	$(109.6)	$117.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(50.3)	188.6	(109.4)	—	28.9
Change in working capital	34.7	(12.6)	(31.4)	(0.09)	(10.2)

Net cash (used in) provided by operating activities	101.6	183.6	(38.7)	(110.5)	136.0

Investing activities:
Additions to property, plant and mine development	—	(60.2)	(21.1)	—	(81.3)
Investment in affilliates	—	—	(56.2)	—	(56.2)
Proceeds from sale of TVX Newmont Americas	—	—	170.6	—	170.6
Early settlement of other derivatives and other	(99.0)	(6.4)	(5.9)	109.6	(1.7)

Net cash provided by (used in) investing activities	(99.0)	(66.6)	87.4	109.6	31.4

Financing activities:
Net borrowings (repayments)	10.6	(15.9)	(177.5)	—	(182.8)
Dividends paid on common and preferred stock	(14.1)	—	(2.0)	—	(16.1)
Proceeds from stock issuance and other	0.9	—	(0.9)	0.9	0.9

Net cash provided by (used in) financing activities	(2.6)	(15.9)	(180.4)	0.9	(198.0)

Effect of exchange rate changes on cash	—	(9.0)	18.2	—	9.2

Net change in cash and cash equivalents	—	92.1	(113.5)	—	(21.4)
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	$—	$257.2	$123.1	$—	$380.3

	Three Months Ended March 31, 2002
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income (loss)	$(11.3)	$(0.8)	$(6.1)	$11.4	$(6.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	—	90.2	16.3	—	106.5
Change in working capital	—	(39.6)	12.0	(0.9)	(28.5)

Net cash (used in) provided by operating activities	(11.3)	49.8	22.2	10.5	71.2

Investing activities:
Additions to property, plant and mine development	—	(40.9)	(10.9)	—	(51.8)
Proceeds from sale of short-term investments	—	—	406.7	—	406.7
Net cash effect of acquisitions	—	—	(18.3)	—	(18.3)
Investments in affiliates and other	11.3	(24.7)	0.3	(11.4)	(24.5)

Net cash provided by (used in) investing activities	11.3	(65.6)	377.8	(11.4)	312.1

Financing activities:
Net borrowings (repayments)	—	(23.7)	(1.1)	—	(24.8)
Dividends paid on common and preferred stock	(13.8)	—	—	—	(13.8)
Proceeds from stock issuance and other	13.8	183.3	(181.3)	—	15.8

Net cash provided by (used in) financing activities	—	159.6	(182.4)	—	(22.8)

Effect of exchange rate changes on cash	—	0.3	1.4	—	1.7

Net change in cash and cash equivalents	—	144.1	219.0	(0.9)	362.2
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$293.5	$219.0	$(0.9)	$511.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)    SUBSEQUENT EVENTS

Australian Magnesium Corporation

On April 17, 2003, Australian Magnesium Corporation (“AMC”) announced that it was unlikely that it would reach agreement with its independent engineering firm for a fixed price contract for the development of the Stanwell Magnesium Project (the “Project”). The Project, which is AMC’s primary asset, is a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys.

The existing funding arrangements for the Project amount to approximately A$1.5 billion (approximately $870 million), including contingencies and cost overrun reserves. Preliminary indications by AMC are that the project may now require A$150 million to A$200 million (approximately $87 million to $116 million) of funds in addition to the existing funding arrangements and potentially some form of third-party project financing support. AMC is currently reviewing various options for funding and developing the Project and has engaged another engineering firm to conduct a detailed cost and schedule analysis by June 2003.

At December 31, 2002, Newmont had a 22.8% equity and voting interest in AMC and a loan receivable from AMC in the amount of A$37 million (approximately $22.5 million). In addition, Newmont had an obligation to contribute to AMC A$100 million in equity by January 31, 2003 and a Newmont subsidiary had provided to AMC an A$90 million contingent equity commitment in the event that the Project does not achieve certain specified production and operating criteria by December 2006. On January 3, 2003, Newmont purchased an additional 167 million shares at A$0.60 per share for a total of A$100 million (approximately $56.2 million) increasing its ownership to 40.9%. However, due to additional equity contributions by other shareholders on January 31, 2003, Newmont’s interest was decreased to 27.8%. In support of the project financing effort, Newmont restructured the A$90 million contingent equity commitment during the first quarter into an A$75 million (approximately $45 million) contingent convertible debt and equity facility that would be available to fund certain project cost overruns. At March 31, 2003, the Company’s investment in AMC, exclusive of the loan receivable, was $73.3 million.

Newmont has also guaranteed a $30 million obligation payable by AMC to Ford Motor Company (“Ford “) in the event the Project does not meet certain specified production and operating criteria by November 2005. AMC has indemnified Newmont for this obligation, but this indemnity is unsecured.

Following the April 17, 2003 announcement, AMC’s share price has declined substantially and was A$0.24 per share on May 8, 2003. As a result, Newmont wrote down the carrying value of its investment at March 31, 2003 to the quoted market price of the AMC shares at that date of $A0.43 per share and recorded an other than temporary decline in market value of $11 million. At current prices, Newmont would expect to record an additional write down in the second quarter of approximately $30 million. Recovery of Newmont’s remaining investment in AMC, collection of its loan receivable from AMC, and the Project’s satisfaction of the obligation to Ford are largely dependent on AMC’s ability to obtain the necessary funding to satisfactorily complete the Project.

Newmont is also the guarantor of an A$71 million (approximately $43 million) amortizing loan facility of AMC’s subsidiary, QMC Finance Pty Ltd (“QMC”), of which A$69.8 million (approximately $42 million) was outstanding as of March 31, 2003. The QMC loan facility, which is secured by the assets of Queensland Magnesia Pty Ltd, expires in November 2006.

QMC is also a party to hedging contracts, which have been guaranteed by Newmont. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of March 31, 2003, the fair value of these contracts was a negative A$3.8 million (approximately $2.4 million).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The guarantees under the QMC loan facility and hedging contracts could be called in the event of a default by QMC. Newmont’s liability under QMC loan facility guarantee is limited to the total amount of outstanding borrowings under the facility at the time the guarantee is called. Newmont’s maximum potential liability under its guarantee of the QMC hedging contracts, however, would depend on the market value of the hedging contracts at the time the guarantee is exercised. The principal lender and counterparty under the QMC loan and hedging facilities also has a fixed and floating charge over certain assets of AMC. In the event the guarantees are called, Newmont would have a right of subrogation to the lender under Australian law.

Newmont NFM Limited Scheme of Arrangement

On April 2, 2003, the shareholders of Normandy NFM Limited (an Australian corporation trading as “Newmont NFM” on the Australian Stock Exchange or “ASX”) voted to approve the proposed scheme of arrangement under which Newmont NFM would become a wholly owned subsidiary of Newmont Australia Limited, a wholly owned subsidiary of Newmont Mining Corporation. The Federal Court in Sydney, Australia approved the scheme on April 11, 2003 and the scheme became effective on April 14, 2003 after the orders of the Federal Court were filed with the Australian Securities and Investments Commission. Under the terms of the scheme, Newmont NFM shareholders could receive 4.40 ASX listed Newmont Mining Corporation CHESS Depositary Interests (“CDIs”), with each CDI equivalent to 0.1 Newmont Mining Corporation common shares. As an alternative to receiving Newmont Mining Corporation CDIs, shareholders may sell their Newmont NFM shares back to the company under a concurrent buy-back offer of A$16.50 per Newmont NFM share. On April 29, 2003, Newmont Mining Corporation issued 4,437,506 common shares to the CHESS Depository Nominees Pty Ltd., and in turn, 44,375,060 CDIs were issued to former NFM shareholders. The market value of the issued Newmont Mining Corporation shares was approximately $105 million, based on the average quoted value of the shares of $23.58 two days before and after November 28, 2002, the date the terms of the transaction were agreed upon and announced. The market value of the issued shares, together with the cash consideration of approximately $10 million paid to those shareholders who elected to accept the buy-back offer, gave rise to a total purchase price of approximately $115 million. The Company is in the process of quantifying the direct costs of the transaction, which will also be treated as part of the purchase price. The transaction will be accounted for as a purchase of minority interest in accordance with SFAS No. 141 “Business Combinations” in the second quarter of 2003. Newmont NFM was delisted from the ASX in April 2003.

Hedge Book Settlements

In line with the Company’s no-hedging philosophy, the combined Newmont and Normandy hedge books were reduced by 1,053,203 commited ounces and by 116,713 uncommitted ounces from April 1, 2003 through May 2, 2003. The total ounce reduction included scheduled deliveries of 91,633 ounces and the buy-back of 1,078,283 ounces at a cost of $21.0 million. As of May 2, 2003, the Normandy hedge books were reduced to 2,641,469 million committed ounces of gold.

(19)    SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the three-month period ended March 31, 2003 was 8.7. For the three-month period ended March 31, 2002, the ratio of earnings to fixed charges was less than 1:1 as earnings were inadequate to cover fixed charges by a deficiency of $1.8 million. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Newmont guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). The discussion should be read in conjunction with Management’s Discussion and Analysis included in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2002. References to “A$” refer to Australian currency, “CDN$” to Canadian currency, and “US$” or “$” to United States currency.

Accounting Changes

Depreciation, depletion and amortization

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income during the three months ended March 31, 2002 by $7.7 million, net of tax of $4.1 million, and increased net income per share by $0.03.

Reclamation

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established uniform methodology for accounting for estimated reclamation and abandonment costs. Newmont adopted the statement on January 1, 2003 when the Company recorded the estimated fair value of reclamation liabilities (“asset retirement obligation” or “ARO”) and increased the carrying amount of the related assets (“asset retirement cost” or “ARC”) to be retired in the future. The ARC will be depreciated over the life of the related assets and will be adjusted for changes resulting from revisions to either the timing or amount of the original ARO fair value estimate. The cumulative effect of this change in accounting principle decreased net income during the quarter ended March 31, 2003 by $34.5 million, net of tax of $6.9 million, and decreased net income per share by $0.09.

On a pro forma basis, the liabilities for asset retirement obligations would have been $420.0 million and $422.9 million at January 1, 2002 and December 31, 2002, respectively, if SFAS No. 143 had been applied at the beginning of 2002.

The table below presents the impact of the accounting change for the three-month period ended March 31, 2003 and the pro forma effect for the three-month period ended March 31, 2002 as if the change had been in effect for that period (unaudited, in thousands, except per share data):

	Three months ended
Increase/(decrease) to net income	March 31, 2003	March 31, 2002 (Pro forma)
Costs applicable to sales—gold	$5,302	$153
Costs applicable to sales—base metals	90	—
Depreciation, depletion, and amortization	(3,413)	(3,307)
Income tax (expense) benefit	(693)	1,104
Minority interest benefit	606	627
Equity loss of affiliate	(480)	(340)

Net income (loss) before cumulative effect of a change in accounting principle	$1,412	$(1,763)

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$(0.01)

The table below presents pro forma net income and earnings per share before cumulative effect of a change in accounting principle for the three-month period ended March 31, 2002 as if the Company had adopted the SFAS No. 143 as of January 1, 2002 (unaudited, in thousands, except for per share data):

	Three months ended March 31, 2002
	Net loss applicable to common shares before cumulative effect of a change in accounting principle	Net loss per share before cumulative effect of a change in accounting principle, basic and diluted
As reported	$(16,368)	$(0.06)
Change in accounting method SFAS No. 143	(1,763)	(0.01)

Pro forma	$(18,131)	$(0.07)

Acquisitions of Normandy Mining Limited and Franco-Nevada Mining Corporation Limited

On February 16, 2002, pursuant to a Canadian Plan of Arrangement, Newmont acquired 100% of Franco-Nevada Mining Corporation Limited (“Franco-Nevada”) in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock, or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to Newmont common shares. On February 20, 2002, Newmont obtained control of Normandy Mining Limited (“Normandy”) through a tender offer for all of the ordinary shares in the capital of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received the irrevocable tender from shareholders for more than 50% of the outstanding shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying financial statements from February 16, 2002 forward. On February 26, 2002, when the tender offer for Normandy expired, Newmont controlled more than 96% of Normandy’s outstanding shares. Newmont exercised its rights to acquire the remaining shares of Normandy in April 2002. Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depository receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia.

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

The combination of Newmont, Normandy and Franco-Nevada was designed to create a platform for growth and for delivering superior returns to shareholders. With a larger global operating base, a broad and balanced portfolio of development projects and a stable income stream from mineral royalties and investments, the combined company has opportunities to optimize returns, realize synergies through rationalization of corporate overhead and exploration programs, realize operating efficiencies, reduce operating and procurement costs and reduce interest expense and income taxes. The acquisitions resulted in approximately $3.0 billion of goodwill primarily related to the merchant banking business, the combined global exploration expertise and the synergies discussed above.

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

We anticipate synergies from our business combination with Normandy and Franco-Nevada to exceed $75 million annually. Such synergies are being and will be obtained from the rationalization of corporate overhead and exploration and development budgets, as well as operating efficiencies and cost reductions associated with procurement, interest and tax benefits.

Summary

Newmont recognized net income applicable to common shares of $117.3 million ($0.29 per share) in the first quarter of 2003 compared with a net loss of $8.7 million ($0.03 per share) in the first quarter of 2002. The first quarter of 2003 included, net of tax, $42.2 million ($0.10 per share) for non-cash gains on derivative instruments, $68.0 million gain ($0.17 per share) for the exchange of Echo Bay Mines Ltd. (“Echo Bay”) shares for shares of Kinross Gold Corporation (“Kinross”), $14.9 million ($0.04 per share) gain on the translation of intercompany loans with Canadian subsidiaries, a write-down of the investment in Australian Magnesium Corporation of $11.0 million ($0.03 per share) for an other-than-temporary decline in value, $13.0 million ($0.03 per share) loss on extinguishment of debt and a $34.5 million loss ($0.09 per share) for the cumulative effect of a change in accounting principle associated with the January 1, 2003 adoption of SFAS No. 143, related to additional reclamation and remediation liabilities. The first quarter of 2002 included, net of tax, $4.4 million ($0.02 per share) for non-cash gains on derivative instruments and a $7.7 million gain for the cumulative effect of a change in accounting principle related to depreciation at certain underground operations. Total equity gold sales ounces (ounces attributable to Newmont’s ownership or economic interest), total cash costs, total production costs and average realized gold prices per ounce were as follows:

	Three Months Ended March 31,
	2003	2002
Equity gold sales ounces (000)	1,781	1,465
Total cash costs per ounce	$201	$195
Average price realized per ounce	$351	$292

See reconciliation of total cash costs per ounce to Costs applicable to sales—gold on page 44.

Critical Accounting Policies

The preparation of Newmont’s Consolidated Financial Statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported amount of revenues and expenses during the reporting period. The most critical accounting principles upon which Newmont’s financial status depends are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, and/or assumptions of future gold prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value), the potential impairment of long-lived assets, and the ability to realize income tax benefits associated with deferred tax assets. Other significant assumptions that affect the Company’s estimates regarding impairments of long-lived assets and the realizable amounts of deferred tax assets are estimated future production costs and capital expenditures. Estimates of proven and probable reserves, as well as estimates of the useful lives of buildings and equipment, also affect the rate at which depreciation, depletion and amortization are charged to earnings. In addition, management has estimated future costs associated with reclamation of mining properties as well as remediation costs for inactive properties to accrue for such obligations. The Company’s portfolio of derivatives includes complex gold and other instruments. Management applies significant judgment in estimating the fair values of such instruments that are highly sensitive to assumptions regarding gold and other commodity prices, currency exchange rates, gold lease rates and interest rates. In connection with employee pension and other benefit plans, management makes estimates of future investment returns and rates of interest to discount pension and other benefit liabilities. As of January 1, 2002, Newmont made a decision to use 9.25% as the expected return on plan assets for fiscal 2002. This was decided based upon (i) the plans’ historical asset returns and (ii) the expected return based upon the plans’asset allocation. The actual return on plan assets during the thirteen years ending on December 31, 2001 was 10.3% per annum. As of January 1, 2003, Newmont decided to use 8% as the expected return on plan assets for fiscal year 2003. The decrease is due to a revised long term outlook of the equity markets based upon the actual returns for the past three years, in particular the poor returns during 2002. These expected rates of return are applied to a market-related value of plan assets to calculate expected investment returns on pension plan assets. Differences between actual and expected investment returns are reflected in the market-related value over a three-year period. Interest rates used to discount liabilities are determined based on rates of return on high quality fixed income investments (specifically Moody’s AA rated Corporate Bond Index) and the duration of the benefit obligation. Management also applies considerable judgment to determining whether losses from environmental, legal and other contingencies are probable, and if so, how much to accrue for each contingency. Management engaged independent appraisers to allocate the purchase price of Normandy and Franco-Nevada to the acquired assets and assumed liabilities at their fair values; the determination of such fair values was dependent upon assumptions regarding the estimated future cash flows from each acquired mining operation and other factors, including management’s intention and ability to renew leases where the term of the current lease is not sufficient to recover all of the identified and valued proven and probable reserves and undeveloped mineral interests. Furthermore, the Company allocated the excess of purchase price over the fair value of the acquired net assets (i.e., goodwill) to reporting units based upon independent appraisals. This allocation was primarily based upon assumptions regarding the ability of Newmont’s exploration program to continue to make discoveries consistent with historical results, the ability of Newmont Capital Limited to continue to engage in mergers, acquisitions and other deals to enhance shareholder value consistent with historical results and the ability of the Company to realize certain synergies at specific mining operations. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Results of Operations

Gold Sales and Total Cash Costs

	Equity Ounces		Total Cash Costs
	Three Months Ended March 31,
	2003	2002	2003	2002
	(unaudited, in thousands)
North America:
Nevada	632.9	606.1	$226	$238
Golden Giant, Canada	65.2	62.3	249	215
Holloway, Canada	18.1	27.9	294	194
Mesquite, California	14.6	15.5	173	156
La Herradura, Mexico	16.6	15.6	128	183

Total/Weighted Average	747.4	727.4	226	231

South America:
Yanacocha, Peru	335.1	248.1	124	137
Kori Kollo, Bolivia	51.8	60.6	172	163

Total/Weighted Average	386.9	308.7	130	142

Australia:
Pajingo	74.0	57.0	113	78
Yandal	139.3	87.1	275	184
Tanami	105.5	53.5	257	196
Kalgoorlie	89.0	41.1	247	214

Total/Weighted Average	407.8	238.7	235	167

Other Operations:
Minahasa, Indonesia	31.7	41.8	236	183
Zarafshan-Newmont, Uzbekistan	60.1	52.4	142	143
Martha, New Zealand	19.6	14.5	219	185
Ovacik, Turkey	35.0	16.8	126	155

Total/Weighted Average	146.4	125.5	169	163

Equity Investments and other:
Batu Hijau, Indonesia	54.3	40.3	n/a	n/a
Echo Bay	21.2	n/a	n/a	n/a
TVX Newmont Americas	14.5	24.2	n/a	n/a
Golden Grove	2.0	n/a	n/a	n/a

Newmont Total/Weighted Average	1,780.5	1,464.8	$201	$195

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

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Mesquite		La Herradura		Golden Giant
For the Three Months Ended March 31,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$144.5	$146.5	$2.6	$2.4	$2.2	$2.9	$16.7	$13.7
Minority interest	—	—	—	—	—	—		—
Reclamation and other	(1.2)	(1.5)	(0.1)	—	—	—	(0.5)	(0.3)
Non-cash inventory adjustment	—	(0.8)	—	—	—	—		—
Other	(0.4)	—	—	—	—	—		—
Total cash cost for per ounce calculation	$142.9	$144.2	$2.5	$2.4	$2.2	$2.9	$16.2	$13.4
Equity ounces sold (000)	632.9	606.1	14.6	15.5	16.6	15.6	65.2	62.3
Equity cash cost per ounce sold	$226	$238	$173	$156	$128	$183	$249	$215

	Holloway		Total North America		Yanacocha		Kori Kollo
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$5.4	$5.6	$171.4	$171.1	$85.5	$69.2	$10.6	$11.5
Minority interest	—	—	—	—	(43.2)	(35.0)	(1.3)	(1.4)
Reclamation and other	(0.1)	(0.1)	(1.9)	(1.9)	(0.8)	(0.8)	(0.4)	(0.2)
Non-cash inventory adjustment	—	—	—	(0.8)	—	—	—	—
Other	—	—	(0.4)	—	0.1	0.6	—	—
Total cash cost for per ounce calculation	$5.3	$5.5	$169.1	$168.4	$41.6	$34.0	$8.9	$9.9
Equity ounces sold (000)	18.1	27.9	747.4	727.4	335.1	248.1	51.8	60.6
Equity cash cost per ounce sold	$294	$194	$226	$231	$124	$137	$172	$163

	Total South America		Pajingo		Yandal		Tanami
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$96.1	$80.7	$8.4	$5.2	$39.0	$17.0	$31.6	$12.8
Minority interest	(44.5)	(36.4)	—	—	—	—	(4.4)	(1.7)
Reclamation and other	(1.2)	(1.0)	—	(0.2)	(0.7)	(0.5)	0.1	(0.2)
Non-cash inventory adjustment	—	—	—	(0.6)	—	(0.5)	—	(0.3)
Other	0.1	0.6	—	—	—	—	—	—
Total cash cost for per ounce calculation	$50.5	$43.9	$8.4	$4.4	$38.3	$16.0	$27.3	$10.6
Equity ounces sold (000)	386.9	308.7	74.0	57.0	139.3	87.1	105.5	53.5
Equity cash cost per ounce sold	$130	$142	$113	$78	$275	$184	$257	$196

	Kalgoorlie		Total Australia		Minahasa		Martha
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$22.4	$10.8	$101.4	$45.8	$8.1	$8.3	$4.7	$2.9
Minority interest	—	—	(4.4)	(1.7)	—	—	(0.3)	—
Reclamation and other	(0.5)	(0.2)	(1.1)	(1.1)	—	—	(0.1)	(0.2)
Non-cash inventory adjustment	—	(1.7)	—	(3.1)	—	—	—	(0.1)
Other	—	—	—	—	(0.5)	(0.5)	—	—
Total cash cost for per ounce calculation	$21.9	$8.9	$95.9	$39.9	$7.6	$7.8	$4.3	$2.6
Equity ounces sold (000)	89.0	41.1	407.8	238.7	31.7	41.8	19.6	14.5
Equity cash cost per ounce sold	$247	$214	$235	$167	$236	$183	$219	$185

	Ovacik		Zarafshan-Newmont		Total Other International		Total Gold
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$4.4	$3.0	$8.6	$7.5	$25.8	$21.7	$394.7	$319.3
Minority interest	—	—	—	—	(0.3)	—	(49.2)	(38.1)
Reclamation and other	(0.1)	(0.1)	(0.1)	(0.1)	(0.3)	(0.4)	(4.5)	(4.4)
Non-cash inventory adjustment	—	(0.3)	—	—	—	(0.4)	—	(4.3)
Other	—	—	—	—	(0.5)	(0.5)	(0.8)	0.1
Total cash cost for per ounce calculation	$4.3	$2.6	$8.5	$7.4	$24.7	$20.4	$340.2	$272.6
Equity ounces sold (000)	35.0	16.8	60.1	52.4	146.4	125.5	1,688.5	1,400.3
Equity cash cost per ounce sold	$126	$155	$142	$143	$169	$163	$201	$195

	Golden Grove		Kasese		Other Non-Gold		Consolidated
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$11.9	$8.4	$—	$2.0	$0.1	$1.3	$406.7	$331.0
Minority interest	—	—	—	—	—	—	(49.2)	(38.1)
Reclamation and other	(0.1)	—	—	—	—	—	(4.6)	(4.4)
Non-cash inventory adjustment	—	—	—	—	—	—	—	(4.3)
Other	(11.8)	(8.4)	—	(2.0)	(0.1)	(1.3)	(12.7)	(11.6)
Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$340.2	$272.6
Equity ounces sold (000)	—	—	—	—	—	—	1,688.5	1,400.3
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$201	$195

North American Operations

Gold sales at the Nevada Operations in the first quarter of 2003 were 632,900 ounces at total cash costs of $226 per ounce, compared to 606,100 ounces in 2002 at total cash costs of $238 per ounce. Oxide production decreased 19% in the first quarter of 2003 compared to 2002 primarily due to the temporary shutdown of Mill 5 at Carlin and lower grade oxide ore at Twin Creeks, partially offset by a full quarter of production from the high-grade Midas operation that was acquired as part of the Normandy acquisition in February of 2002. Mill 5 is scheduled to recommence production in the second quarter of 2003. Refractory production increased 10% in the first quarter of 2003 compared to 2002 primarily due to increased throughput at the Carlin Roaster and higher throughput and higher grade ore at the Twin Creeks autoclaves, partially offset by lower production at the Lone Tree Complex primarily due to lower grade ore. Leach production in Nevada decreased 23% in the first quarter of 2003 compared to 2002 primarily because of a 28% decrease in tons placed on the pads, partially offset by an 8% increase in ore grade. These factors also contributed to a decrease of $12 per ounce in total cash costs in the first quarter of 2003 compared to 2002. Nevada’s gold sales for the year 2003 are expected to total approximately 2.6 million ounces with total cash costs of about $220 per ounce.

Gold sales from the Golden Giant underground mine in Canada were 65,200 ounces at total cash costs of $249 per ounce during the first quarter of 2003, compared to 62,300 ounces at $215 per ounce in 2002. The operations benefited from a 45% increase in ore grade, offset by lower mill throughput, increased mining costs and a strengthening Canadian dollar. This maturing mine is projected to experience diminishing mining fronts, smaller size stopes, increasing stopes being mined simultaneously and more labor-intensive mining techniques during the year 2003, leading to projected gold ounces sold of approximately 230,000 at total cash costs of about $225 per ounce.

Gold sales from the 84.65%-owned Holloway underground mine in Canada declined to 18,100 equity ounces in the first quarter of 2003, compared to 27,900 equity ounces in 2002, and total cash costs increased to $294 per equity ounce in 2003 compared to $194 per ounce in 2002. Declining production and 52% higher total cash costs in 2003 resulted from a 26% decline in ore grade due to stope sequencing and depleted in-process inventories, and a strengthening Canadian dollar. Equity gold sales and total cash costs per equity ounce are expected to be approximately 75,000 and $240, respectively, for the year 2003.

Gold sales at the Mesquite heap leach mine in southern California were 14,600 ounces at total cash costs of $173 per ounce in the first quarter of 2003, compared to 15,500 ounces at $156 per ounce in 2002. Mining activities ceased in the second quarter of 2001 with the depletion of the ore body, and final gold production from inventories on the leach pads is expected in 2004. Gold sales for the year 2003 are expected to total approximately 45,000 ounces at total cash costs of about $160 per ounce.

La Herradura, a 44%-owned joint venture in Mexico not operated by the company, sold 16,600 equity ounces in the first quarter of 2003 at total cash costs of $128 per equity ounce compared to 15,600 ounces at $183 per ounce in 2002. The increase in production in 2003 is primarily attributable to a 4% increase in tons placed on the leach pads. The decrease in total cash costs in 2003 resulted from reduced manpower, purchasing lower cost consumables and initiating a new recirculation system that reduced the consumption of cyanide. Gold sales for the year 2003 are expected to be approximately 70,000 equity ounces at total cash costs of about $155 per equity ounce.

South American Operations

Sales at the 51.35%-owned Minera Yanacocha S.R.L. (“Yanacocha”) in Peru increased 35% in the first quarter of 2003 to 335,100 equity ounces from 248,100 equity ounces in the first quarter of 2002. Total cash costs per equity ounce decreased to $124 in the first quarter of 2003 from $137 in 2002. The 2003 increase in production and decrease in total cash costs per equity ounce are primarily attributable to a 35% increase in ore grade, primarily from the La Quinua pit, and a 7% increase in ore placed on the leach pads. Yanacocha is expected to sell approximately 1.3 million equity ounces of gold for the year 2003 at total cash costs of about $120 per equity ounce.

At the 88%-owned Kori Kollo open-pit mine in Bolivia, gold sales totaled 51,800 equity ounces in the first quarter of 2003 at total cash costs of $172 per equity ounce, compared to 60,600 equity ounces in 2002 at a total cash costs of $163 per equity ounce. Lower-grade ore was the primary factor contributing to lower production and higher costs in 2003. For the year 2003, equity gold sales are expected to total approximately 135,000 equity ounces at total cash costs of about $220 per equity ounce.

Australian Operations

Information related to Australian operations for the first quarter of 2002 reflects activity from February 16, 2002 (as the Normandy acquisition was effective February 15, 2002) through March 31, 2002, with the exception of Pajingo, which was 50% owned by Newmont prior to the acquisition of Normandy. In general, total cash costs per ounce at Australian operations increased in 2003 due to a strengthening Australian dollar, higher fuel costs and higher shared service and administrative costs.

At the Pajingo mine in North Queensland, gold sales for the first quarter of 2003 were 74,000 ounces at total cash costs of $113 per ounce, compared to 57,000 equity ounces and total cash costs of $78 per equity ounce in 2002. Production in 2003 reflects 100% ownership of Pajingo for the entire first quarter, whereas Newmont owned only 50% of Pajingo for half of the first quarter in 2002 prior to the Normandy acquisition. However, production and cash costs at Pajingo were adversely affected in the first quarter of 2003 by a shortfall of high-grade ore due to a delay in the development schedule of the Jandam and Vera South Deeps areas, resulting in supplemental production from lower-grade ore stockpiles. For the year 2003, gold sales are estimated at approximately 325,000 ounces at total cash costs of $120 per ounce.

At the Yandal operations, which consist of the Bronzewing, Jundee and Wiluna mines in Western Australia, gold sales for the first quarter of 2003 totaled 139,300 ounces at a total cash cost of $275 per ounce, compared to 87,100 ounces at $184 per ounce in 2002. Production increased in 2003 from a full quarter of operations compared to a partial quarter in 2002, offset by a 21% decline in ore grade at Wiluna and Bronzewing and underground ore feed shortages to the Bronzewing mill. Total cash costs per ounce increased in 2003 due to these factors plus unplanned mill maintenance costs at Jundee and Wiluna. Sales for 2003 are expected to total 620,000 ounces at cash costs per ounce of about $257 per ounce.

The Tanami operations in the Northern Territory sold 105,500 equity gold ounces at total cash costs of $257 per equity ounce during the first quarter of 2003, compared to 53,500 equity ounces at $196 per equity ounce in 2002. Gold sales increased in 2003 from a full quarter of operations compared to a partial quarter in 2002, a 4% increase in ore grade and the installation of a new crushing circuit at Groundrush, offset by a build up of in-transit inventories and a lack of feed from the Quorn pit due to a geological failure of the pit ramp. Total cash costs per equity ounce increased in 2003 due to additional underground haulage costs as the mining operations at Callie extend deeper into the ore body. For the year 2003, Tanami operations are expected to sell approximately 560,000 equity ounces of gold at total cash costs of approximately $240 per equity ounce.

For the first quarter of 2003, equity gold sales at the 50%-owned Kalgoorlie mine in Western Australia totaled 89,000 ounces at total cash costs of $247 per equity ounce. Equity gold sales for 2002 were 41,100 ounces at total cash costs of $214 per equity ounce. The increase in production resulted from a full quarter of operations in 2003 compared to a partial quarter in 2002, a 10% increase in ore grade and improved recoveries. The increase in cash costs per equity ounce in 2003 occurred because of higher mining costs at Mt. Charlotte, an underground mine just north of the Super Pit, and higher costs due to a mill maintenance shutdown brought forward from April. Equity gold sales and total cash costs per equity ounce for 2003 are expected to total approximately 360,000 equity ounces at total cash costs of about $270, respectively.

Other Mining Operations

Gold Operations

Information related to Martha, Ovacik, Golden Grove and TVX Newmont Americas for the first quarter of 2002 reflects activity from February 16, 2002 (as the Normandy acquisition was effective February 15, 2002) through March 31, 2002. Information related to Echo Bay in 2002 only reflects activity from April 3, 2002 (the date Newmont’s investment was converted from capital debt securities to common shares of Echo Bay), therefore there is no Echo Bay operational activity attributable to Newmont for the first quarter of 2002. Information related to TVX Newmont Americas and Echo Bay for 2003 reflects activity from January 1, 2003, to January 31, 2003 when the investments were sold and exchanged, respectively, as part of the Kinross transaction (See Other Investing Activities). Information for all other properties in 2002 reflects activity from January 1, 2002 through December 31, 2002.

At the Minahasa mine in Indonesia, Newmont has an 80% interest but receives a greater percent of the gold production until recouping the bulk of its investment including interest. Prior to November 2001, Newmont received 100% of Minahasa’s gold production and subsequently received 94%, as Newmont recouped some of its investment through the collection of funds in accordance with existing loan agreements. For the first quarter of 2003, sales decreased to 31,700 equity ounces at a total cash cost of $236 per equity ounce from 41,800 equity ounces at a total cash cost of $183 per ounce. Production decreased and total cash costs increased primarily due to a 24% decline in ore grade. Mining activities ceased late in 2001; however, it is expected that processing of the remaining stockpiles will continue until the fourth quarter of 2003. Production for the year 2003 is expected at approximately 100,000 equity ounces, with total cash costs of approximately $260 per equity ounce.

Equity sales at Martha, located in New Zealand, were 19,600 equity ounces at total cash costs per equity ounce of $219 during the first quarter of 2003 compa red to 14,500 equity ounces at total cash costs of $185 per equity ounce during the first quarter of 2002. Production increased in 2003 due to a full quarter of operations compared to a partial quarter in 2002 and a 9% increase in ore grade, partially offset by a longer-than-expected mill shutdown for maintenance. Total cash costs per equity ounce increased in 2003 because of higher maintenance costs related to the mill shutdown and pit wall remedial work. Gold sales in 2003 are expected to be approximately 100,000 equity ounces at total cash costs of about $190 per equity ounce.

At the Ovacik mine in Turkey, gold sales for the first quarter of 2003 were 35,000 ounces at total cash costs per ounce of $126, compared to 16,800 ounces at a total cash cost of $155 per ounce in 2002. Production increased in 2003 due to a full quarter of operations compared to a partial quarter in 2002, partially offset by a 33% decline in ore grade. Total cash costs declined in 2003 due to higher mill throughput and utilization and lower open pit mining and administrative costs. Gold sales for the year 2003 are expected to be approximately 140,000 ounces at total cash costs of about $150 per ounce.

The Zarafshan-Newmont Joint Venture (“Zarafshan”) in the Central Asian Republic of Uzbekistan, in which Newmont has a 50% interest, sold 60,100 equity ounces in the first quarter of 2003 at total cash costs of $142 per equity ounce. In the first quarter of 2002, Zarafshan sold 52,400 equity ounces at total cash costs of $143 per equity ounce. The increase in equity ounces sold in the first quarter of 2003 compared to same period in 2002 is primarily due to the timing of gold sales. Production increased in 2003 reflecting a 5% increase in tons placed on the heap leach pads and a full quarter of impact from the heap leach pad expansion that was not fully operational in the first quarter of 2002, partially offset by an 8% decline in ore grade. The lower ore grade is expected to continue during 2003 and is reflected in the life-of-mine plan. Zarafshan is expected to sell approximately 210,000 equity ounces at total cash costs of $150 per equity ounce for the year 2003.

Newmont obtained a 48.8% interest in Echo Bay through its acquisition of Franco-Nevada in February 2002. Franco-Nevada purchased capital securities of Echo Bay with face value of $72.4 million in June 2001. In January 2002, $4.6 million of these capital securities were sold. Newmont acquired Franco-Nevada’s remaining holdings of Echo Bay’s capital securities in connection with its acquisition of Franco-Nevada. Subsequent to this acquisition, an agreement was reached with Echo Bay and the capital securities holders to exchange the capital securities for common stock of Echo Bay. This exchange of capital securities debt obligations for common stock occurred on April 3, 2002 and resulted in Newmont Mining Corporation of Canada Limited (a wholly-owned subsidiary of Newmont) owning 48.8% of Echo Bay. From April 3, 2002, Newmont accounted for its investment in Echo Bay under the equity method. On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Cash proceeds of $170.6 million were received in the three month period ended March 31, 2003, with the remaining $9.4 million held in escrow until subsequent to the end of the quarter (received in April 2003). Newmont recorded a gain of approximately $84.3 million on the sale of Echo Bay. During the first month of 2003, Echo Bay sold 21,200 equity ounces.

TVX Newmont Americas was 49.9%-owned by Newmont and 50.1%-owned by TVX Gold Inc. and was treated as an equity investment for reporting purposes in 2002 and through January 31, 2003. The principal assets of TVX Newmont Americas are interests in operating gold mines in South America (Paracatu, Crixas and La Coipa) and Canada (Musselwhite and New Britannia). Sales for the first month of 2003 were 14,500 equity ounces, compared to 24,200 equity ounces in the first quarter of 2002. On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas to TVX Gold Inc. for $180 million as described above.

Base Metal Operations

At the Batu Hijau mine in Indonesia, copper sales totaled 69.8 million equity pounds (pounds attributable to Newmont’s economic interest) in 2003, compared to 67.6 million equity pounds in 2002. Net cash costs were $0.31 and $0.42 per equity pound, after gold and silver by-product credits, in 2003 and 2002, respectively.

Newmont holds an indirect 45% equity interest in the mine, but is attributed 56.25% of production until recouping loans to minority interest holders, including interest. Net cash costs improved in 2003 as compared to 2002 primarily due to higher gold by-product credits reflecting higher gold prices and an 8% improvement in ore grade. Gold sales, accounted for as by-product credits, totaled 54,300 and 40,300 equity ounces for the first quarters of 2003 and 2002, respectively. The Company’s equity income from Batu Hijau includes gold and silver revenues that are credited against costs applicable to sales as by-product credits in the determination of net income for each period presented in the Statements of Consolidated Operations and Comprehensive Income. These by-product credits represented 45% and 31% of revenues and reduced production costs by 45% and 39% for the first quarters of 2003 and 2002, respectively. Such by-product credits are expected to continue through the end of 2020. These by-product credits are expected to vary from time to time and are significant to the economics of the Batu Hijau operation. At current copper prices, the Batu Hijau operation would not be profitable without these credits. Sales for the year 2003 are expected to total approximately 340 million to 360 million equity pounds of copper and 275,000 equity ounces of gold. Total cash costs of copper for the year 2003 are expected to be between $0.28 and $0.30 per equity pound.

The wholly-owned Golden Grove copper/zinc operation in Western Australia, which was acquired as part of the Normandy acquisition, sold 21.3 million pounds of copper and 24.9 million pounds of zinc in the first quarter of 2003, compared to 10.1 million pounds of copper in the first quarter of 2002. There was no zinc production in the first quarter of 2002 due to the timing of dedicated campaigns for copper and zinc production. Production of copper increased in 2003 primarily as a result of a full quarter of operations compared to a partial quarter in 2002. Total cash costs during the first quarter of 2003 were $0.53 and $0.31 for copper and zinc, respectively, compared to $1.05 for copper in the first quarter of 2002. Newmont anticipates Golden Grove will sell between 40 million and 45 million pounds of copper and 173.4 million pounds of zinc for the year 2003 at total cash costs per pound of $0.59 and $0.29, respectively.

Royalty Interests

Newmont’s merchant banking business holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or in-kind physical metal of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. Newmont earned $14.5 million of royalty revenue for the first quarter of 2003 compared to $3.8 million in the first quarter of 2002. The increase in 2003 is primarily attributable to a full quarter of operations compared to a partial quarter in 2002 and higher prevailing gold and oil and gas market prices. Newmont expects to earn $40 million to $50 million in royalties for the full year 2003.

Financial Results

Newmont’s Statements of Consolidated Operations and Comprehensive Income include the activities of Normandy and Franco-Nevada from February 16, 2002 through March 31, 2002 for the first quarter of 2002 and for the entire first quarter of 2003.

Sales—gold were $714.6 million and $482.2 million for the first quarters of 2003 and 2002, respectively. The following analysis demonstrates that the increase in consolidated sales revenue in the first quarter of 2003 compared to the first quarter of 2002 primarily resulted from higher gold prices, the inclusion of a full quarter of production from the acquired Normandy properties as compared to a partial quarter in 2002 and other production increases (unaudited):

	Three Months Ended March 31,
	2003	2002
Consolidated gold sales (in millions)	$714.6	$482.2
Consolidated production ounces sold (000)	2,036.0	1,654.7
Average price realized per ounce	$351	$292
Average spot price per ounce	$350	$290

Increase (decrease) in consolidated gold sales due to:

Three Months Ended March 31,
2003 vs. 2002 (in millions)
Consolidated production	$111.3
Average gold price received	121.1

$232.4

Sales—base metals, net totaled $19.4 million in the first quarter of 2003, compared to $9.4 million in the first quarter of 2002 and includes $14.2 million and $9.4 million from copper sales, net of smelting and refining charges, from the Golden Grove operation in Western Australia for the first quarters of 2003 and 2002, respectively. For the first quarter of 2003, it also includes $5.2 million, net of smelting and refining charges, from zinc sales at Golden Grove. There were no zinc sales at Golden Grove in the first quarter of 2002 due to the timing of dedicated production campaigns for copper and zinc. Sales—base metals, net also included $0.9 million during the first quarter of 2002 from cobalt sales at the Kasese operation in Uganda. Kasese was sold in the second quarter of 2002.

Royalties of $14.5 million and $3.8 million were earned during the first quarters of 2003 and 2002, respectively. The increase in 2003 relates primarily to a full quarter of activity in 2003 compared to a partial quarter in 2002, as most of the royalties were acquired as part of the acquisition of Franco-Nevada, and due to the higher prevailing gold and oil and gas market prices in the first quarter of 2003, as well as increased production from the Goldstrike property. The first quarter of 2003 also includes a settlement of a royalty dispute. Newmont expects to earn $40 million to $50 million in royalties for the full year 2003.

Newmont recorded a Gain on exchange of Echo Bay shares for Kinross shares, net of $84.3 million in the first quarter of 2003 related to the exchange of shares in Echo Bay for shares in Kinross (see Liquidity and Capital Resources, Investing Activities).

Dividends, interest, foreign currency exchange and other income was $31.8 million for the first quarter of 2003, compared to $0.4 million for the first quarter of 2002. The 2003 amount included a pre-tax gain of $22.9 million exchange gain on a Canadian dollar-denominated intercompany loan to a subsidiary whose functional currency is the Canadian dollar. The Canadian dollar appreciated in value during the quarter from $0.63 per US dollar to $0.68 per US dollar, producing a gain on the outstanding loan balance. Also included in 2003 was a $7.8 million gain from the mark-to-market of ineffective foreign currency swaps, a $6.0 million foreign currency exchange loss primarily associated with the appreciation of the Australian dollar during the quarter from $0.56 per US dollar to $0.60 per US dollar, a $1.3 million gain on the sale of exploration properties and interest income of $2.2 million. The net 2002 amount includes $2.8 million of interest income, a $7.6 million net foreign currency exchange loss, a gain on the sale of exploration properties of $1.7 million and $3.5 million of income from an insurance settlement.

Costs applicable to sales—gold was $394.6 million and $320.5 million for the first quarters of 2003 and 2002, respectively. The 23% increase relates primarily to a full quarter of activity from the acquired Normandy operations in 2003 compared to a partial quarter in 2002 and increased production at Nevada and Minera Yanacocha, partially offset by lower production costs at those operations. See North and South American Operations for further discussion of production costs for Nevada and Minera Yanacocha.

Costs applicable to sales—base metals and other was $12.1 million in the first quarter of 2003, compared to $10.5 million in 2002. The first quarter of 2003 included $7.6 million for copper and $4.2 million for zinc, while in 2002, $8.5 million at Golden Grove applied entirely to copper. The increase in 2003 relates primarily to a full quarter of operations at Golden Grove compared to a partial quarter in 2002, as well as the timing of dedicated production campaigns for copper and zinc at that operation. The first quarter of 2002 also included $2 million for the Kasese cobalt operation, which was sold in the second quarter of 2002.

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

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Three Months Ended March 31,
	Nevada(3)		La Herradura(4)
	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	122.8	131.8	146.4	141.3
– Average ore grade (ounces of gold per ton)	0.049	0.072	0.030	0.031
Actuals for Year
– Stripping ratio(2)	109.8	83.3	157.3	165.9
– Average ore grade (ounces of gold per ton)	0.104	0.063	0.026	0.026
Remaining Mine Life (years)	8	9	5	6

	Tanami		Kalgoorlie
	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	61.9	61.9	104.1	112.3
– Average ore grade (ounces of gold per ton)	0.140	0.140	0.065	0.064
Actuals for Year
– Stripping ratio(2)	80.2	88.1	91.7	98.0
– Average ore grade (ounces of gold per ton)	0.120	0.120	0.075	0.054
Remaining Mine Life (years)	6	6	13	14

	Martha		Ovacik
	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	29.1	28.8	26.3	26.3
– Average ore grade (ounces of gold per ton)	0.093	0.093	0.356	0.362
Actuals for Year
– Stripping ratio(2)	20.1	21.6	19.9	25.5
– Average ore grade (ounces of gold per ton)	0.109	0.098	0.379	0.380
Remaining Mine Life (years)	4	5	2	3

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The life-of-mine stripping ratio decreased during 2003 from 2002 due to changes in the mining plan. The actual stripping ratio increased in 2003 from 2002 due to changes in the mining sequence to access higher grade ore which had a higher stripping ratio.
(4)	The life-of-mine stripping ratio increased slightly in 2003 from 2002 as a result of a slight decrease in ore grade. The actual stripping ratio decreased in 2003 due to more ore than waste being mined as the pit deepens.

Depreciation, depletion and amortization was $130.6 million and $102.2 million for the first quarters of 2003 and 2002, respectively. The 28% increase in 2003 relates primarily to a full quarter of activity from the acquired Normandy operations in 2003 compared to a partial quarter in 2002, increased production and an increase in the depreciable base due to the adoption of SFAS 143 (see Accounting Changes). Newmont expects Depreciation, depletion and amortization to total between $570 million and $600 million for the full year 2003.

The following is a summary of Costs applicable to sales and Depreciation, depletion and amortization by operation:

	Costs Applicable of Sales		Depreciation, Depletion and Amortization
	Three Months Ended March 31,
	2003	2002	2003	2002
	(Unaudited and in millions)
North America:
Nevada	$144.5	$146.5	31.6	$26.8
Mesquite, California	2.6	2.4	0.9	1.5
La Herradura, Mexico	2.2	2.9	0.8	0.8
Golden Giant, Canada	16.7	13.7	7.2	4.5
Holloway, Canada	5.4	5.6	1.3	1.8

Total North America	171.4	171.1	41.8	35.4

South America:
Yanacocha, Peru	85.5	69.2	35.5	35.0
Kori Kollo, Bolivia	10.6	11.5	2.1	3.1

Total South America	96.1	80.7	37.6	38.1

Australia:
Kalgoorlie	22.4	10.8	1.6	1.2
Yandal operations	39.0	17.6	10.6	6.2
Tanami operations	31.6	12.8	7.6	3.1
Pajingo	8.4	5.2	5.6	3.5
Other Australia	—	—	2.2	1.5

Total Australia	101.4	46.4	27.6	15.5

Other Operations:
Minahasa, Indonesia	8.1	8.3	1.7	2.9
Zarafshan-Newmont, Uzbekistan	8.6	7.5	2.6	2.3
Martha, New Zealand	4.7	3.0	2.1	1.8
Ovacik, Turkey	4.4	3.0	3.4	0.7

Total Other Operations	25.8	21.8	9.8	7.7

Other:
Merchant banking	0.2	0.1	4.7	2.2
Base metals operations	11.9	10.4	7.1	0.3
Corporate and other	(0.1)	0.5	2.0	3.0

Total Other	12.0	11.0	13.8	5.5

Total Newmont	$406.7	$331.0	130.6	$102.2

Exploration and research was $21.5 million and $11.6 million for the first quarters of 2003 and 2002, respectively, reflecting a full quarter of exploration activity in 2003 for the combined Newmont, Franco-Nevada and Normandy exploration programs, as compared to a partial quarter in 2002. Newmont has budgeted exploration and research expenditures for the full year 2003 between $95 million and $100 million, compared to actual expenditures in for the full year 2002 of $88.9 million. The Company has particularly increased exploration activities at the Akyem and Ahafo greenfields projects in Ghana.

General and administrative expenses totaled $26.4 million and $21.3 million for the first quarters of 2003 and 2002, respectively. The increase in 2003 reflects primarily a full quarter of the impact of incorporating the administrative functions of Franco-Nevada and Normandy into Newmont. General and administrative expense has decreased to 3.1% of Sales and other income in 2003, compared to 4.3% in 2002. Newmont expects General and administrative expenses to total between $95 million and $100 million for the full year 2003.

Interest, net of capitalized interest, was $29.9 million and $31.1 million for the first quarters of 2003 and 2002, respectively. A full quarter of interest expense in 2003 relating to the debt acquired in the Normandy acquisition, compared to a partial quarter in 2002, was offset by the impact of debt reductions in 2002 and the first quarter of 2003 (see Liquidity and Capital Resources, Financing Activities). Newmont expects Interest, net of capitalized interest, to total $90 million to $100 million for the full year 2003.

The Company recorded a Loss on the extinguishment of debt of $19.5 million in the first quarter of 2003 for the repurchase of $23.0 million, $52.3 million, $10.0 million and $30.9 million face amount of its outstanding 8 3/8%, 8 5/8%, Newmont Australia Limited 7 ½% and Newmont Australia Limited 7 5/8% debentures, respectively, for total cash consideration of $135.8 million, net of associated discounts, premiums and capitalized debt issuance costs. See Liquidity and Capital Resources, Financing Activities.

Write-downs of assets totaled $7.7 million and $8.3 million for the first quarters of 2003 and 2002, respectively. These write-downs related primarily to lower of cost or net realizable value write-downs of inventory. Write-downs in 2003 include $0.8 million and $0.2 million, respectively, for stockpiles and leach pad inventory at Nevada, and write-downs of precious metals inventory of $1.3 million at Minahasa, $0.7 at Bronzewing, $1.4 million at Martha and $3.2 million at Golden Grove. Write-downs in 2002 primarily related to $6.6 million and $1.1 million for stockpile and in-process inventories at Nevada.

Other expenses were $22.0 million and $0.9 million for the first quarters of 2003 and 2002, respectively. Other expenses in the first quarter of 2003 included, in addition to various individually insignificant items, an $9.4 million accrual for certain environmental obligations, $1.3 million associated with the finalization of a de-watering agreement in Nevada, $1.9 million for severance at the Kori Kollo project in Bolivia, $1.0 million for the accrual of royalty payments, $3.0 million for cost investment impairments and $2.1 million for consulting fees and other integration costs related to the acquisition of Franco-Nevada and Normandy.

Gain on gold commodity derivative instruments was $55.0 million in the first quarter of 2003, compared to $6.3 million in 2002, and relates to non-cash, mark-to-market gains and losses recognized on gold derivative instruments. The gain in 2003 resulted from a decrease in the US$ gold price from approximately $343 per ounce to $337 per ounce and the appreciation of the Australian dollar from approximately $0.56 per US dollar to $0.60 per US dollar between December 31, 2002 and March 31, 2003. The majority of the acquired Normandy gold hedge books consist of contracts to receive Australian dollars and to deliver gold. Generally, lower US dollar gold prices and appreciation in the Australian dollar decrease Newmont’s derivative liability positions. During the first quarter of 2002, the US dollar gold price increased from approximately $301 to $304 and the Australian dollar appreciated from approximately $0.52 to $0.53 from February 15, 2002 (the date of acquisition of Normandy) to March 31, 2002.

Income tax expense during the first quarter of 2003 was $62.6 million compared to a $1.2 million for the first quarter of 2002. The 2003 increase primarily reflects pre-tax income for the first quarter of 2003 of $255.3 million, compared to a pre-tax loss of $4.2 million for the first quarter of 2002. The effective tax rate for the first quarter of 2003 was 25%. The effective tax rate in 2003 is different from the United States statutory rate of 35% applicable to multinational companies primarily due to the benefit of percentage depletion and the impact of foreign tax rate differentials pertaining to the Company’s Australian and Canadian subsidiaries. In particular, deferred taxes pertaining to the Gain on exchange of Echo Bay shares for Kinross shares, net were recognized at the Canadian tax rate for capital gains of 20%. The Company recognized income tax expense in the first quarter of 2002 despite having a pre-tax loss due to foreign currency translation losses recognized for financial reporting purposes that are never deductible for tax purposes. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 27, 2003.

Minority interest in income of subsidiaries increased from $10.6 million in the first quarter of 2002 to $37.8 million in the first quarter of 2003. The increase in 2003 is primarily a result of increased earnings at Minera Yanacocha, where Newmont has a 51.35% interest, due to higher gold prices, increased gold sales ounces and lower production costs.

Equity (loss) income and impairment of affiliates was $(3.2) million and $1.4 million for the first quarters of 2003 and 2002, respectively, primarily reflecting equity income in Batu Hijau of $7.4 million and $1.4 million for each period, respectively, net of a write-down of the Company’s investment in Australian Magnesium Corporation (“AMC”) of $11 million in 2003 for an other-than-temporary loss in value. 2003 also reflected equity income in TVX Newmont Americas of $0.8 million, an equity loss in AMC of $0.7 million and equity income in AGR Matthey Joint Venture of $0.4 million. Newmont had break even results for its equity share of TVX Newmont Americas, AMC and AGR Matthey Joint Venture in the comparable 2002 period. The increase in equity income in Batu Hijau resulted primarily from a decrease in net cash costs per pound of copper sold from $0.42 in 2002 to $0.31 in 2003 due to higher gold by-product credits and an 8% improvement in ore grade.

Newmont recorded a loss for the Cumulative effect of a change in accounting principle, net of tax effective January 1, 2003 of $34.5 million reflecting the effect of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” that changed the method of accounting for the Company’s estimated mine reclamation and abandonment costs. Newmont also recorded a gain for the Cumulative effect of a change in accounting principle of $7.7 million effective January 1, 2002 with respect to depreciation, depletion and amortization of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. See Accounting Changes for more information.

Other comprehensive income, net of tax was $41.0 million during the first quarter of 2003, compared to $27.9 million during the first quarter of 2002. 2003 includes a $50.8 million loss primarily associated with the mark-to-market of the Kinross shares classified as available-for-sale marketable securities, an $5.9 million gain on the translation of subsidiaries with functional Canadian dollar currency, a $74.9 million gain on the on the effective portion of changes in the fair value of gold commodity derivative instruments classified as cash flow hedges and an $11.0 million credit associated with the exchange of Echo Bay shares for Kinross shares. The derivative gain in 2003 resulted from a decrease in the US$ gold price from approximately $343 per ounce to $337 and the appreciation of the Australian dollar from approximately $0.56 per US dollar to $0.60 between December 31, 2002 and March 31, 2003. The majority of the acquired Normandy gold hedge books consist of contracts to receive Australian dollars and to deliver gold. Generally, lower US dollar gold prices and appreciation in the Australian dollar decrease Newmont’s derivative liability positions. The first quarter of 2002 includes a $11.0 million gain for the change in fair value of the Lihir Gold shares classified as available-for sale marketable securities. The shares of Lihir Gold were sold in the second quarter of 2002. 2002 also includes $0.8 million gain on the translation of subsidiaries with functional Canadian dollar currency and a $16.1 million gain on the effective portion of changes in the fair value of derivative instruments classified as cash flow hedges. During the first quarter of 2002, the US dollar gold price increased from approximately $301 to $304 and the Australian dollar appreciated from approximately $0.52 to $0.53 from February 15, 2002 (the date of acquisition of Normandy) to March 31, 2002.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. The adoption of these standards on January 1, 2002, as required, did not impact Newmont’s historical Consolidated Financial Statements or results of operations as of that date. As discussed in Note 3 to the Consolidated Financial Statements, the 2002 acquisitions of Normandy and Franco-Nevada were accounted for as purchases under SFAS 141 and a significant portion of the $4.3 billion purchase price represents goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired. Such goodwill will not be amortized, but will be subject to impairment testing at least annually, as required by SFAS 142. Upon adoption of SFAS 142, the Company reclassified $177.0 million of acquired mineral rights and leases from Property, plant and mine development to Mineral interests and other intangible assets, net. Capitalized acquired mineral rights and proven and probable reserves are amortized using the units of production basis over the respective mine lives. Undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives, taking into account residual values.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to provide alternative methods for voluntary transition to the fair value based method of accounting for stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years ending after December 15, 2002.

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to provide amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounting for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively.

Liquidity and Capital Resources

For the first quarter of 2003, Net cash provided by operating activities was $136.0 million, compared to $71.2 million for the first quarter of 2002. Increased operating cash flows in 2003 primarily reflect the impact of a full quarter of operating cash flows from the Normandy and Franco-Nevada operations compared to a partial quarter in the first quarter of 2002 and the impact of an increased average realized gold price in 2003 of $351 per ounce compared to $292 per ounce in 2002. Net cash provided by operating activities in the first quarter of 2003 was net of $32.8 million of cash outflows to early settle derivatives classified as cash flow hedges.

Net cash provided by investing activities was $31.4 million and $312.1 million in the first quarters of 2003 and 2002, respectively. Additions to property, plant and mine development were $81.3 million and $51.8 million in the first quarters of 2003 and 2002, respectively. See Investing Activities below for more information on capital expenditures in each year. The first quarter of 2003 also included $170.6 million of proceeds from the sale of TVX Newmont Americas, offset by a $56.2 million equity contribution to Australian Magnesium Corporation, an equity investment of the Company. The first quarter of 2002 also included $406.7 million of proceeds from the sales of short-term investments obtained as part of the acquisition of Franco-Nevada and $422.2 million of proceeds from the acquired cash balances of Franco-Nevada and Normandy, offset by $440.5 million of cash outflows for the acquisitions of Normandy and Franco-Nevada, including cash consideration for Normandy shares and acquisition costs. In addition, the first quarter of 2002 included $24.8 million of cash advances to affiliated companies.

Net cash used in financing activities was $197.9 million in the first quarter of 2003, compared to $22.9 million in the first quarter of 2002. Financing activities in 2003 included $182.8 million of debt repayments, including an early extinguishment of debt (see Financing Activities), and $16.1 million of cash outflows for dividend payments. The first quarter of 2002 included $450.4 million of drawings on the Company’s credit facilities to pay the cash portion of the purchase price of Normandy and other acquisition costs. Such drawings were paid down shortly after the acquisition with the proceeds from the sale of the Franco-Nevada short-term investments. Dividend payments for 2002 totaled $13.8 million, and the Company received approximately $15.7 million of proceeds from the issuance of common stock primarily from the exercise of employee stock options.

Newmont’s contractual obligations at March 31, 2003 are summarized as follows:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-term debt	$1,356.0	$66.1	$577.1	$117.8	$595.0
Capital lease obligations	303.9	16.8	68.0	72.1	147.0
Operating leases	96.3	30.2	40.6	20.8	4.7
Minimum royalty payments	27.4	9.0	9.2	9.2	—
Purchase obligations	85.6	32.8	25.6	11.2	16.0
Other	8.9	8.8	0.1	—	—

Total	$1,878.1	$163.7	$720.6	$231.1	$762.7

(1)	Purchase obligations represent contractual obligations for purchase of power, supplies, consumables, inventories, royalties and capital projects.
(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The cost of these remediation and reclamation obligations are not included in the table above. For more information regarding remediation and reclamation liabilities see Note 10 to the March 31, 2003 Consolidated Financial Statements.

For information on the Company’s long-term debt, capital lease obligations and operating leases, see Notes 11 and 26 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2002. Newmont believes it will be able to fund all existing obligations from Net cash provided by operating activities. The Company believes it will be able to raise capital as needed in capital markets in the future as opportunities for expansion arise.

Investing Activities

Additions to Property, plant and mine development

	Three months ended March 31,
	2003	2002
	(unaudited, in millions)
North America:
Nevada	$20.4	$8.7
Mesquite, California	—	—
La Herradura, Mexico	—	0.7
Golden Giant, Canada	0.1	2.2
Holloway, Canada	0.3	0.3

Total North America	20.8	11.9
South America:
Yanacocha, Peru	35.4	26.4
Kori Kollo, Bolivia	0.5	0.1

Total South America	35.9	26.5
Australia:
Pajingo	1.6	0.8
Kalgoorlie	1.7	0.6
Yandal	4.1	2.9
Tanami	4.3	1.8

Total Australia	11.7	6.1
Other Operations:
Zarafshan-Newmont, Uzbekistan	0.5	1.9
Minahasa, Indonesia	—	—
Martha, New Zealand	5.6	0.7
Ovacik, Turkey	0.7	0.1

Total Other Operations	6.8	2.7
Other:
Base Metals Operations	2.2	1.5
Corporate and Other	3.9	3.1

Total Other	6.1	4.6

Total Newmont	$81.3	$51.8

Expenditures for North American operations during the first three months of 2003 included $20.4 million related to activities in Nevada for the development of the Deep Post, Leeville and Midas underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($35.4 million) for mine and leach pad development and other ongoing expansion work. Australian capital expenditures of $11.7 million were primarily for mine development at the majority of the underground mines. Other projects include mine development at the Martha mine in New Zealand. Expenditures for North American operations during the first three months of 2002 included $8.7 million related to activities in Nevada, which included expenditures for the development of the Deep Post, Leeville and Chukar underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($26.4 million) for mine development and other ongoing expansion work.

Newmont expects to spend approximately $560 million to $580 million on capital projects in 2003, with approximately $123 million in North America, $95 million in Australia, $260 million in South America and approximately $97 million in other locations. The majority of budgeted expenditures are for mine development and replacement capital. In Nevada, two expansion projects, the Gold Quarry South Layback (“GQSL”) and the Leeville Underground Mine (“Leeville”), are under way. GQSL is located in the South Area at Carlin and is expected to yield approximately 2.7 million ounces of production, with annual production of between 420,000 and 440,000 ounces commencing in late 2003. Total capital expenditures for GQSL are projected to be approximately $37 million, of which $14.7 million had been spent as of March 31, 2003. Leeville is located in Carlin’s North Area and will produce approximately 3.0 million ounces, with annual production of approximately 500,000 to 550,000 ounces commencing at the end of 2005. Total capital expenditures for Leeville are projected to be $185 million, of which $25.4 million had been spent as of March 31, 2003.

Other Investing Activities

TVX Newmont Americas

On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas (a joint venture between the Company and TVX Gold Inc, acquired as part of the Normandy transaction) to TVX for $180 million in cash, of which $170.6 was received during the first quarter of 2003 and $9.4 million was received in April 2003. Newmont recognized no material gain or loss on the transaction.

Echo Bay Mines Ltd.

On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction.

Batu Hijau

As discussed above and in Note 8 to the Consolidated Financial Statements, Newmont has an indirect 45% interest in the Batu Hijau mine in Indonesia and its partner, an affiliate of Sumitomo Corporation, has an indirect 35% interest. Because Newmont and Sumitomo carried the interest of the 20% Indonesian partner, Newmont recognizes 56.25% of Batu Hijau’s income until recouping the bulk of its investment. At March 31, 2003 and December 31, 2002, Newmont’s investment in Batu Hijau was $610.0 million and $610.1 million, respectively.

On May 9, 2002, P.T.Newmont Nusa Tenggara (“PTNNT”) completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the ability to defer up to $173.4 million in principal payments scheduled for 2002 and 2003. The restructuring provides a better match between the expected cash flows of the project and the maturities of the debt. Any deferred principal amounts will be repaid between 2004 and 2010. Under this restructuring, Batu Hijau is not permitted to pay dividends or make other restricted payments to Newmont or Sumitomo as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts outstanding under the project financing total $913.3 million at March 31, 2003 and December 31, 2002. The amount of deferred principal at March 31, 2003 and December 31, 2002 was $92.5 million. PTNNT will therefore be unable to pay dividends or make restricted payments until such time as this deferred principal is repaid. Newmont and its partner provide a contingent support line of credit to PTNNT. During the first quarters of 2003 and 2002, Newmont funded $0 and $24.8 million, respectively under this contingent support facility as its pro-rata share of capital expenditures. Additional support from Newmont and its partner available under this facility amounts to $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

Australian Magnesium Corporation

On April 17, 2003, Australian Magnesium Corporation (“AMC”) announced that it was unlikely that it would reach agreement with its independent engineering firm for a fixed price contract for the development of the Stanwell Magnesium Project (the “Project”). The Project, which is AMC’s primary asset, is a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys.

The existing funding arrangements for the Project amount to approximately A$1.5 billion (approximately $870 million), including contingencies and cost overrun reserves. Preliminary indications by AMC are that the project may now require A$150 million to A$200 million (approximately $87 million to $116 million) of funds in addition to the existing funding arrangements. AMC is currently reviewing various options for funding and developing the Project and has engaged another engineering firm to conduct a detailed cost and schedule analysis by June 2003.

At December 31, 2002, Newmont had a 22.8% equity and voting interest in AMC and a loan receivable from AMC in the amount of A$37 million (approximately $22 million). In addition, Newmont had an obligation to contribute to AMC A$100 million in equity by January 31, 2003 and a Newmont subsidiary had provided to AMC an A$90 million contingent equity commitment in the event that the Project does not achieve certain specified production and operating criteria by December 2006. On January 3, 2003, Newmont purchased an additional 167 million shares at A$0.60 per share for a total of A$100 million (approximately $56.2 million), increasing its ownership to 40.9%. However, due to additional equity contributions by other shareholders on January 31, 2003, Newmont’s interest was decreased to 27.8%. In support of the project financing effort, Newmont restructured the A$90 million contingent equity commitment during the first quarter into an A$75 million (approximately $45 million) contingent convertible debt and equity facility that would be available to fund certain project cost overruns. At March 31, 2003, the Company’s investment in AMC, exclusive of the loan receivable, was $95.8 million.

Newmont has also guaranteed a $30 million obligation payable by AMC to Ford Motor Company (“Ford”) in the event the Project does not meet certain specified production and operating criteria by November 2005. AMC has indemnified Newmont for this obligation, but this indemnity is unsecured.

Following the April 17, 2003 announcement, AMC’s share price has declined substantially and was A$0.23 per share on April 30, 2003. As a result, Newmont wrote down the carrying value of its investment at March 31, 2003 to the quoted market price of the AMC shares at that date of $A0.43 per share and recorded an other than temporary decline in market value of $11 million. At current prices, Newmont would expect to record an additional write down in the second quarter of approximately $33 million. Recovery of Newmont’s remaining investment in AMC, collection of its loan receivable from AMC, and the Project’s satisfaction of the obligation to Ford are largely dependent on AMC’s ability to obtain the necessary funding to satisfactorily complete the Project.

Newmont is also the guarantor of an A$71 million (approximately $43 million) amortizing loan facility of AMC’s subsidiary, QMC Finance Pty Ltd (“QMC”), of which A$69.8 million (approximately $42 million) was outstanding as of March 31, 2003. The QMC loan facility, which is secured by the assets of Queensland Magnesia Pty Ltd, expires in November 2006.

QMC is also a party to hedging contracts, which have been guaranteed by Newmont. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of March 31, 2003, the fair value of these contracts was a negative A$3.8 million (approximately $2.4 million).

The guarantees under the QMC loan facility and hedging contracts could be called in the event of a default by QMC. Newmont’s liability under the QMC loan facility guarantee is limited to the total amount of outstanding borrowings under the facility at the time the guarantee is called. Newmont’s maximum potential liability under its guarantee of the QMC hedging contracts, however, would depend on the market value of the hedging contracts at the time the guarantee is exercised. The principal lender and counterparty under the QMC loan and hedging facilities also has a fixed and floating charge over certain assets of AMC. In the event the guarantees are called, Newmont would have a right of subrogation to the lender under Australian law.

Takeover Bid for Otter Gold Mines Limited

On December 4, 2002, Normandy NFM Limited, trading as Newmont NFM (“Newmont NFM”) announced its intention to make an offer for all shares and options in Otter Gold Mines Limited (“Otter”) that Newmont NFM did not already own. Newmont NFM is an Australian corporation that is listed on the Australian Stock Exchange (“ASX”). Otter is a New Zealand corporation that is also listed on the ASX. As of the date of making the announcement, the Company, through subsidiaries, held an 85.86% interest in Newmont NFM and Newmont NFM, in turn, held 89.17% of the outstanding Otter shares. Newmont NFM’s offer was made on January 9, 2003 and closed on February 25, 2003. By the close of the offer, Newmont NFM had acquired in excess of 90% of the total outstanding shares in Otter, which, under New Zealand law, entitled Newmont NFM to compulsorily acquire all remaining outstanding Otter shares. Newmont NFM has initiated the compulsory acquisition process and anticipates that through this process it will own 100% of Otter by the end of the second quarter of 2003. The total purchase price was approximately $1.5 million.

Newmont NFM Limited Scheme of Arrangement

On April 2, 2003, the shareholders of Newmont NFM Limited (an Australian corporation trading as “Newmont NFM” on the Australian Stock Exchange or “ASX”) voted to approve the proposed scheme of arrangement under which Newmont NFM would become a wholly owned subsidiary of Newmont Australia Limited, a wholly owned subsidiary of Newmont Mining Corporation. The Federal Court in Sydney, Australia approved the scheme on April 11, 2003 and the scheme became effective on April 14, 2003 after the orders of the Federal Court were filed with the Australian Securities and Investments Commission. Under the terms of the scheme, Newmont NFM shareholders receive 4.40 ASX listed Newmont Mining Corporation CHESS Depositary Instruments (“CDIs”), with each CDI equivalent to 0.1 Newmont Mining Corporation common shares. As an alternative to receiving Newmont Mining Corporation CDIs, shareholders may sell their Newmont NFM shares back to the company under a concurrent buy-back offer of A$16.50 per Newmont NFM share. On April 29, 2003, Newmont Mining Corporation issued 4,437,506 common shares to the CHESS, and in turn, 44,375,060 CDIs were issued to former NFM shareholders. The market value of the issued Newmont Mining Corporation shares was approximately $105 million, based on the average quoted value of the shares of $23.58 two days before and after November 28, 2002, the date the terms of the transaction were agreed upon and announced. The market value of the issued shares, together with the cash consideration of approximately $10 million paid to those shareholders who elected to accept the buy-back offer, gave rise to a total purchase price of approximately $115 million. The Company is in the process of quantifying the direct costs of the transaction, which will also be treated as part of the purchase price. The transaction will be accounted for as a purchase of minority interest in accordance with SFAS No. 141 in the second quarter of 2003.

Pension Funding

Due to poor returns on plan assets during the last few years, Newmont funded $6.3 million into its pension plans during the second quarter of 2003 and expects to fund approximately an additional $15 million to $18 million during 2003. The second quarter funding was from Net cash provided by operating activities and all subsequent funding in 2003 is expected to come from the same source. See Market Conditions and Risks, Pension and Other Benefits for more information.

Financing Activities

Scheduled minimum long-term debt repayments are $58.3 million in 2003, $176.8 million in 2004, $439.2 million in 2005, $86.0 million in 2006, $74.8 million in 2007 and $824.8 million thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities.

The Company’s $1.0 billion revolving credit facility, entered into June 1997, was replaced in October 2001 with two unsecured multi-currency revolving credit facilities with a consortium of banks: a $200 million facility with an initial term of 364 days, which may be extended annually to October 2006; and a $400 million revolving facility, which matures in October 2006. In February 2002, in connection with the Normandy transaction, Newmont acquired an additional A$490 million committed revolving multi-option facility with a syndicate of banks. In May 2002, Newmont repaid the $170.6 million outstanding under this facility, closed it and added an additional $150 million Australian bank tranche to the existing facilities for a total borrowing capacity of $750 million. Interest rates and facility fees vary based on the Company’s credit rating. Borrowings under the facilities bear interest equal to either the London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.70% to 0.975% or the greater of the federal funds rate or the lead bank’s prime rate. Annual fees vary from 0.10% to 0.40%. At December 31, 2002, the fees were 0.15%, 0.175% and 0.30% of the commitment, for the $200 million, the $400 million and the $150 million facilities, respectively. The facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-earnings before interest, taxes, depreciation and amortization,” and restrictions on incurring liens and transactions with affiliates. There were no borrowings under the facilities as of March 31, 2003. The Company is in compliance with all debt covenants.

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

Newmont now consolidates two additional unsecured series of notes from Newmont Australia Limited. In July 1998, Normandy Finance Limited (“NFL”) issued $150.0 million of ten year 7 5/8% guaranteed notes. Interest on the notes is paid semi-annually in arrears in January and July and the notes are not redeemable prior to maturity. Also, in July 1998, NFL issued $100.0 million of seven year 7 1/2% guaranteed notes. Interest on the notes is paid semi-annually in arrears in January and July and the notes are not redeemable prior to maturity. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the notes. Both the 7 5/8% notes and the 7 ½% notes are guaranteed by Newmont Australia Limited and certain of its subsidiaries.

In April 1998, Normandy Yandal Operations Limited (“NYOL”), an indirect, wholly-owned subsidiary of Newmont, issued $300 million of ten year 8 7/8% senior unsecured notes. In conjunction with the Normandy acquisition, NYOL was acquired by Newmont in February 2002. In March 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of NYOL’s outstanding 8 7/8% Senior Notes due 2008. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between NYOL and The Bank of New York, as Trustee. The Indenture requires that Newmont Yandal, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture can be read to the contrary, Newmont took the position that a Change of Control occurred on February 20, 2002 when Newmont acquired control of Normandy. The Indenture provides that NYOL is not required to make the Change of Control Offer if a third party makes the offer. Newmont’s offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to NYOL. The Change of Control Offer was open until May 14, 2002, resulted in redemption of $62.8 million of the outstanding notes and gave rise to a $0.6 million loss on extinguishment recorded in Other expenses. At March 31, 2002, $237.2 million was outstanding in the Consolidated Financial Statements. The NYOL notes are non-recourse to Newmont and have not been assumed or otherwise guaranteed by Newmont. Interest on the notes is paid semi-annually in arrears in April and October. Certain financial instruments were entered into whereby NYOL has agreed to exchange US dollar fixed interest amounts payable with a gold interest rate. Of the total, US$183.6 million has been swapped into a gold interest rate, of which half is fixed at 3.87% and half is floating. The floating rate at December 31, 2002 was 0.865%. Because these notes are specialized, it is not practicable to estimate the fair value of the debt. All NYOL debt is non-recourse to Newmont.

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

During the first quarter of 2003, the Company repurchased $23.0 million, $52.3 million, $10.0 million and $30.9 million face amount of its outstanding 8 3/8%, 8 5/8%, Newmont Australia Limited 7 1/2% and Newmont Australia Limited 7 5/8% debentures, respectively, for total cash consideration of $135.8 million. Newmont recorded a pre-tax charge of $19.5 million, net of discounts, premiums and capitalized debt issue costs, related to these repurchases during the first quarter of 2003.

On April 22, 2003, Newmont filed post-effective amendments to previous Registration Statements on Form S-3 filed with the Securities and Exchange Commission for the purpose of increasing its existing universal shelf registration from $500 million to $1.0 billion. This filing will provide the capability to access capital markets for debt or equity securities as required and as market conditions warrant. This Form S-3 has not yet been declared effective.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2003 and at December 31, 2002, $376.0 million and $268.2 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. On January 1, 2003, the Company adopted SFAS 143, “Asset Retirements Obligations” (see Accounting Changes).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $66.7 million and $48.1 million were accrued for such obligations at March 31, 2003 and December 31, 2002, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 46% greater or 33% lower than the amount accrued at March 31, 2003. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 10 and 16 to the Consolidated Financial Statements.

Included in the first quarter of 2003 and 2002 capital expenditures were approximately $6.6 million and $1.5 million, respectively, to comply with environmental regulations. Expenditures of $47.5 million are anticipated for the year 2003, primarily at Minera Yanacocha. Ongoing costs to comply with environmental regulations have not been a significant component of cash operating costs.

Newmont spent $0.6 million and $2.9 million during the first quarters of 2003 and 2002, respectively, for environmental obligations related to the former mining sites discussed in Note 25 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as updated in Note 16 to the Consolidated Financial Statements for the quarter ended March 31, 2003 contained herein, and expects to spend approximately $14.4 million for the full year 2003.

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

Hedging

Newmont generally sells its gold production at market prices. Newmont has historically, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of the Normandy acquisition, three of its affiliates had a substantial derivative instrument position. These three affiliates are now known as Newmont Gold Treasury Pty Ltd, Newmont NFM and Newmont Yandal Operations Limited (“NYOL”). Following the Normandy acquisition, however, and in accordance with the Company’s non-hedging philosophy, efforts to reduce and simplify the Normandy hedge positions have been undertaken. Accordingly, the Normandy gold hedge books have been reduced by approximately 4.9 million ounces since February 2002. Gold forward sales contracts and other instruments (“committed hedging obligations”) were reduced by 267,000 ounces during the quarter ended March 31, 2003 by delivering into committed contracts. Similarly, uncommitted contracts for 75,000 ounces were either delivered into or lapsed. In addition, 930,000 ounces of forward contracts were closed out and a right to break was exercised which resulted in a further 30,000 ounces of forwards, 305,000 ounces of purchased puts and 48,000 of bought calls being closed out. In total, the Australian hedge books were reduced by 1.44 million committed ounces and 115,000 uncommitted ounces during the first quarter of 2003. In the first quarter of 2002, commencing with the acquisition of Normandy on February 15, 2002, the gold hedge book was reduced by 472,000 ounces. Gold forward sales contracts were reduced by 251,000 ounces by delivering 98,000 ounces into committed contracts, unwinding 142,000 of committed contracts and converting 11,000 ounces into uncommitted contracts. Similarly, uncommitted contracts for 222,000 ounces were either delivered, closed out or converted from committed contracts during the period ending March 31, 2002.

The result of the activity in the first quarter of 2003 was that the Normandy gold hedge books were reduced to 3.7 million committed ounces and 1.4 million uncommitted ounces for a total of 5.1 million ounces of outstanding positions at March 31, 2003. The mark-to-market valuation of the Normandy gold hedge books at March 31, 2003 represented a liability of approximately $224 million broken down as follows: Newmont Gold Treasury Pty Ltd $(41) million; Newmont NFM $(14) million; and NYOL $(169) million. This valuation compares to a mark-to-market valuation of the Normandy gold hedge books at December 31, 2002 of negative $433 million broken down as follows: Newmont Gold Treasury Pty Ltd $(122) million; Newmont NFM $(23) million; and NYOL $(288) million.

The following table shows the approximate sensitivities of the US$224 mark-to-market value of the Normandy gold hedge books to certain market variables as of March 31, 2003 (actual changes in the timing and amount of the following variables may differ from the assumed changes below):

Market Variables	Change in Variable	Change in Mark-to-Market Value (millions)
A$ Interest Rates	+/-1.0%	-/+ $31.9
US$/A$ Exchange Rates	+/-US$0.01	+/-$23.3
Gold Lease Rates	+/-1.0%	+/-$7.5
US$ Interest Rates	+/-1.0%	-/+$11.0
US$ Gold Price/oz.	+/-$1.00	-/+$5.9

Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties. NYOL, the Newmont subsidiary that owns the Yandal operations, has a substantial derivatives position. At March 31, 2003 and December 31, 2002, NYOL’s hedge positions had a negative mark-to-market valuation of $169 million and $288 million, respectively. A number of NYOL’s hedge positions are also governed by agreements that confer on the relevant counterparties a right to terminate the position prior to its agreed scheduled maturity date. Such a termination would result in an immediate cash settlement of that contract based on the market value on the date of termination and could result in a cash settlement obligation to NYOL hedge counterparties in excess of available funds. NYOL obligations, however, are non-recourse to Newmont and its other subsidiaries.

The tables below summarizes those NYOL contracts that are subject to rights to terminate and the mark-to-market value of those contracts as of March 31, 2003 and December 31, 2002, respectively:

Potential Termination Date (1)	Ounces of Gold	Fair Value at March 31, 2003	Fair Value at December 31, 2002
		(in millions)
January, 2004	(780,000)	$16.5	$11.8
June, 2004	(133,335)	(7.1)	(10.4)
April, 2005	(840,000)	(18.2)	(31.0)
May, 2005	(195,000)	(12.5)	(15.7)
June, 2005	30,000	(8.9)	(12.0)
August, 2005	(1,304,997)	(61.6)	(105.7)
October, 2006	—	(8.8)	(13.0	)(2)

Total	(3,223,332)	$(100.6)	$(176.0)

(1)	Earliest possible termination date permitted under the contract
(2)	This position, which forms part of the US$/Gold swap contracts, is with a different counterparty than the original swap transaction and has no ounces associated with it.

Effective January 1, 2001, Newmont adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to recognize derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Unless specific hedging criteria are met, changes in the derivative’s fair value are recognized currently in earnings. Gains and losses on derivative hedging instruments are recorded in either Other comprehensive income or Net income (loss), depending on the nature of the instrument.

Gold Commodity Contracts

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate of US$0.60 and US$0.56 per A$1 at March 31, 2003 and December 31, 2002, respectively. For all floating rate instruments, the average prices quoted are gross contractual prices. The net forward prices ultimately realized on floating gold hedging contracts are the sum of the gross contractual forward prices less any associated future financing costs arising from gold borrowing commitments related to such floating rate instruments. Floating put option valuations include a deferred premium cost, which is payable in gold ounces upon expiration of the options.

Gold Forward Sales Contracts

Newmont had the following gold commodity contracts outstanding at March 31, 2003 (unaudited) and December 31, 2002:

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value March 31, 2003
Gold Forward Sales Contracts at March 31, 2003:	2003	2004	2005	2006	2007	Thereafter
(A$ denominated)								US$ (000)
Fixed Forwards:
Ounces	743	306	52	52	25	—	1,178	$(48,615)
Average price	$310	$302	$297	$283	$271	$—	$305
Floating Rate Forwards:
Ounces	—	—	61	231	256	26	574	$(24,983)
Average price	$—	$—	$354	$365	$376	$387	$370
Synthetic Forwards:
Ounces	39	80	80	80	80	80	439	$(17,587)
Average price	$334	$325	$325	$325	$325	$325	$326
Total:
Ounces	782	386	193	363	361	106	2,191	$(91,185)
Average price	$311	$307	$327	$345	$357	$340	$326

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
Gold Forward Sales Contracts at December 31, 2002:	2003	2004	2005	2006	2007	Thereafter
(A$ denominated)								US$ (000)
Fixed Forwards:
Ounces	1,022	1,060	227	52	26	—	2,387	$(138,095)
Average price	$297	$300	$293	$266	$254	$—	$297
Floating Rate Forwards:
Ounces	—	—	61	231	184	31	507	$(37,401)
Average price	$—	$—	$332	$342	$352	$348	$345
Synthetic Forwards:
Ounces	39	80	80	80	80	80	439	$(34,222)
Average price	$313	$305	$305	$305	$305	$305	$306
Total:
Ounces	1,061	1,140	368	363	290	111	3,333	$(209,717)
Average price	$298	$300	$302	$323	$330	$317	$305

Note:    Fixed forward sales contracts provide for delivery of a specified number of ounces at a specified price and date and are accounted for as cash flow hedges. Floating rate forward contracts provide for a gold lease rate component in the price that takes into account market lease rates over the term of the contract. Gold lease rates reflect the borrowing cost for gold. Variations in gold lease rates have historically not materially impacted on the actual realized price achieved on the contract. As such, these contracts have been statistically proven to qualify as highly effective cash flow hedges under FAS 133. Synthetic forward contracts represent combinations of purchased put options and written call options at the same strike price, maturity date and number of ounces. The combination achieves the same risk management result as gold forward sales contracts. Both floating rate forwards and synthetic forwards are accounted for as cash flow hedges.

Gold Put Option Contracts

	Expected Maturity Date or Transaction Date							Fair Value March 31, 2003
Gold Put Option Contracts at March 31, 2003:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	157	203	205	100	20	—	685	$(6,234)
Average price	$292	$292	$292	$338	$397	$—	$302
A$ Denominated Fixed Purchased Puts:
Ounces	83	88	33	—	—	—	204	$(1,913)
Average price	$333	$339	$321	—	$—	$—	$334
A$ Denominated Floating Forward Purchased Puts:
Ounces	—	—	207	69	2	213	491	$(1,407)
Average price	$—	$—	$354	$365	$376	$367	$361
Total:
Ounces	240	291	445	169	22	213	1,380	$(9,554)
Average Price	$306	$306	$323	$349	$395	$367	$328

	Expected Maturity Date or Transaction Date							Fair Value December 31, 2002
Gold Put Option Contracts at December 31, 2002:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	209	203	205	100	20	—	737	$(6,774)
Average price	$292	$292	$292	$338	$397	$—	$301
A$ Denominated Fixed Purchased Puts:
Ounces	91	88	49	—	—	—	228	$(3,690)
Average price	$312	$318	$309	$—	$—	$—	$314
A$ Denominated Floating Forward Purchased Puts:
Ounces	16	—	207	69	—	287	579	$(12,140)
Average price	$316	$—	$332	$342	$—	$344	$338
Total:
Ounces	316	291	461	169	20	287	1,544	$(22,603)
Average Price	$299	$300	$312	$340	$397	$344	$317

Note:    Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges. Floating forward purchased put option contracts provide for a variable gold lease rate component in the strike price. These options are accounted for as cash flow hedges. Variations in gold lease rates have historically not materially impacted on the actual realized price achieved on the contract. Through December 31, 2002, the Floating forward purchased put option contracts were accounted for as cash flow hedges as they were statistically proven to qualify as highly effective cash flow hedges through that date. However, during the first quarter of 2003 due to changes in market conditions, these contracts were no longer considered highly effective cash flow hedges. The effect of this change was a gain of $5.4 million that was recorded in Gain on gold commodity derivative instruments, net in income for the first quarter of 2003.

Gold Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at March 31, 2003 and December 31, 2002:

	Expected Maturity Date or Transaction Date							Fair Value March 31, 2003
Gold Put Option and Other Instruments at March 31, 2003:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	US$ (000)
(A$ Denominated)
Floating Convertible Put Options:
Ounces	—	—	—	—	42	982	1,024	$(56,963)
Average price	$—	$—	$—	$—	$376	$405	$404
Knock-out/knock-in Contracts:
Ounces	46	37	49	—	—	—	132	$(3,619)
Average price	$331	$331	$331	$—	$—	$—	$331
Indexed Forward Contracts:
Ounces	—	—	33	65	65	33	196	$(12,482)
Average price	$—	$—	$325	$325	$325	$325	$325
Total:
Ounces	46	37	82	65	107	1,015	1,352	$(76,064)
Average price	$331	$331	$329	$325	$345	$402	$385

	Expected Maturity Date or Transaction Date							Fair Value December 31, 2002
Gold Put Option and Other Instruments at December 31, 2002:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	US$ (000)
(A$ Denominated)
Floating Convertible Put Options:
Ounces	—	—	—	—	116	1,015	1,131	$(102,952)
Average price	$—	$—	$—	$—	$352	$379	$376
Knock-out/knock-in Contracts:
Ounces	46	37	49	—	—	—	132	$(6,794)
Average price	$311	$311	$311	$—	$—	$—	$311
Indexed Forward Contracts:
Ounces	—	—	33	65	65	33	196	$(15,740)
Average price	$—	$—	$305	$305	$305	$305	$305
Total:
Ounces	46	37	82	65	181	1,048	1,459	$(125,486)
Average price	$311	$311	$308	$305	$335	$377	$361

Note:    Convertible put option contracts and other instruments are composed of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges. (These contracts have a floating lease rate component. Variations in gold lease rates have historically not materially impacted on the actual realized price achieved on the contract. As such, these contracts have been statistically proven to qualify as highly effective cash flow hedges under FAS 133.); b) Knock-out/knock-in option contracts are contingent sold call options that either terminate (or knock-out) and maintain upside gold price potential or convert (or knock-in) to sold call options, depending on certain market conditions, and are marked to market, with the change reflected in income; and c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

Gold Sold Convertible Put Options

Newmont had the following gold convertible put option contracts and other instruments outstanding at December 31, 2002:

	Expected Maturity Date or Transaction Date							Fair Value March 31, 2003
Sold Convertible Put OptionsContracts at March 31, 2003:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	US$ (000)
(A$ Denominated)
Ounces	—	30	60	60	60	30	240	$7,596
Average price	$—	$353	$356	$359	$362	$365	$359

	Expected Maturity Date or Transaction Date							Fair Value December 31, 2002
Sold Convertible Put OptionsContracts at December 31, 2002:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	US$ (000)
(A$ Denominated)
Ounces	—	30	60	60	60	30	240	$14,295
Average price	$—	$331	$334	$337	$339	$342	$337

Note:    Sold convertible put options are contracts that commit Newmont to buy gold ounces under certain market conditions at a predetermined price on a specified future date. At December 31, 2002 Newmont had a sold gold convertible put position of 240,000 ounces. This position was originally overlaid with a bought convertible put position, however, the bought position was closed out during the quarter. As the contracts are to buy gold, they cannot be treated as cash flow hedges; they are therefore marked to market with the change reflected in income. The cash flow on the close out of this position was an outflow of $10.9 million.

Sold Put Options

Newmont had the following gold put option contracts and other instruments outstanding at March 31, 2003:

Sold Put Options Contracts at March 31, 2003:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value March 31, 2003
	2003	2004	2005	2006	2007	Thereafter
(A$ Denominated)								US$ (000)
Ounces	—	—	48	64	64	32	208	$(4,690)
Average price	$—	$—	$350	$354	$359	$362	$356

Note:    Sold put options are contracts that give a third party the right, but not the obligation, to sell a specified number of gold ounces to Newmont at a specified strike price on a set date. This position was originally overlaid with a bought put position, however, the bought position was closed out during the quarter. As the contracts are to buy gold, they cannot be treated as cash flow hedges; they are therefore marked to market with the change reflected in income.

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. We also receive US$ fixed interest payments and pays gold lease rates, which are indexed to spot prices. This instrument is marked to market at the end of each period, with the change reflected in income, and at March 31, 2003, the fair value was a negative $50.9 million.

Other Sales Contracts, Commodity and Derivative Instruments

Foreign Currency

In addition to the U.S., Newmont conducts gold operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia and Turkey. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to most operations since local salaries and supply contracts will decrease against the U.S. dollar based revenue stream. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable. Foreign currency exchange rate gains (losses) were $24.7 million and ($7.6) million for the quarters ended March 31, 2003 and 2002, respectively.

Newmont acquired certain currency swap contracts as part of the Normandy acquisition intended to hedge the currency risk on repayment of US$-denominated debt. These contracts were closed out during the quarter ended June 30, 2002 for net proceeds of $50.8 million. The contracts were accounted for on a mark-to-market basis until closed out, resulting in a loss to income of $10.9 million for the first quarter of 2002.

Newmont also acquired currency swap contracts as part of the Normandy acquisition to receive Australian dollars and pay US dollars designated as hedges of A$-denominated debt. The A$-denominated debt was repaid during the quarter ended June 30, 2002 and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. At March 31, 2003 and December 31, 2002, they had a negative fair value of $13.3 million and $21.9 million, respectively. At March 31, 2003 and December 31, 2002, respectively, Newmont had the following foreign currency contracts outstanding. Prices for contracts denominated in A$ have been translated at the exchange rates at March 31, 2003 of US$0.60 per A$1 and at December 31, 2002 of US$0.56 per A$1.

A$/US$ Currency Exchange Contracts at March 31, 2003:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value March 31, 2003
	2003	2004	2005	2006	2007	Thereafter
								US$ (000)
Notional Amounts $US (000)	$36,384	$56,112	$30,700	$—	$—	$—	$123,196	$(13,294)
Average Exchange Rate (US$ per A$1) Average price	$0.647	$0.646	$0.682	$—	$—	$—	$0.655

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
A$/US$ Currency Exchange Contracts at December 31, 2002:	2003	2004	2005	2006	2007	Thereafter
								US$ (000)
Notional Amounts $US (000)	$45,390	$56,112	$30,700	$—	$—	$—	$132,202	$(21,924)
Average Exchange Rate (US$ per A$1) Average price	$0.645	$0.646	$0.682	$—	$—	$—	$0.654

Interest Rate Swaps

In the Normandy transaction, Newmont acquired A$125 million of interest rate swap contracts covering a portion of Newmont Australia’s US$100 million, 7-year bonds. The net effect of these contracts is the receipt of interest in US$ at 7.5% and payment of interest in A$ at 6.54%. Newmont also acquired A$5 million of interest rate swap contracts covering a subsidiary loan. For the quarter ended March 31, 2002, these transactions resulted in a reduction in interest expense of $0.8 million. These contracts were closed out during the quarter ended June 30, 2002.

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at both March 31, 2003 and December 31, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. For the quarters ended March 31, 2003 and March 31, 2002, these transactions resulted in a reduction in interest expense of $1.7 million and $1.5 million, respectively. These transactions have been designated as fair value hedges and had a fair value of $18.2 million and $13.8 million at March 31, 2003 and December 31, 2002, respectively.

Fixed Rate Debt

Newmont has both fixed and variable rate debt. Without considering the specialized $145 million Prepaid Forward Sales Obligation, 94% and 93% of debt was fixed and 6% and 7% was variable at March 31, 2003 and December 31, 2002, respectively. The Company has managed some of its fixed rate debt exposure by entering into interest rate swaps (See Interest Rate Swap Contracts above). The Company’s fixed rate debt exposure at March 31, 2003 and December 31, 2002 is summarized as follows:

	March 31, 2003		December 31, 2002
	(in millions)
Carrying value of fixed rate debt*		$851		$976
Fair value of fixed rate debt*		$948		$1,075
Pro forma fair value sensitivity of fixed rate debt of a +/- 10 basis point interest rate change**	$	+/-3.7	$	+/-3.7

*	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant, Newmont Yandal 8 7/8% notes, Prepaid Forward Sales Obligation, Minera Yanacocha Trust Certificates and certain capital leases.
**	The pro forma information assumes a +/-10 basis point change in market interest rates at December 31 of each year, and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption.

Pension and Other Benefit Plans

Pension and other benefit plan costs can be impacted by actual results that differ from assumptions selected. These differences are reflected in financial results over future periods. Actual returns (losses) on pension assets were $(11.1), $0.9 and $(1.6) million in 2002, 2001 and 2000, respectively, compared to expected returns of $14.1, $16.5 and $16.7 million for the same periods. If the difference between expected returns and actual results falls outside certain limits, the difference will be amortized into future earnings on a straight-line basis over the average remaining working life of the participants (currently 12 years). Future amortization resulting from lower actual returns averages $0.8 million (after tax) per annum for the next several years. The following table provides details of the pension plans asset mix at January 1, 2003:

Asset Class	Actual Mix	Target Mix	Expected Rate Of Return	Standard Deviation or Volatility
U.S. Equity investments	44%	45%	10.3%	17.9%
International equity investments	20%	20%	10.7%	32.2%
Fixed income investments	34%	35%	6.6%	7.0%
Cash and cash equivalents	2%		4.3%	2.8%

			8.1%	14.9%

The Plan’s Trustees evaluate the level of volatility within the total Trust and each of its component investments making appropriate inquiries to the plans’ investment advisors when prudent. Contributions to the pension plans were $12.3, $10.5 and $3.8 million in 2002, 2001 and 2000, respectively. Funding in 2003 is expected to be $21 to $24 million, of which approximately $6.3 million has been funded through March 31, 2003.

If the 8% rate of return on plan assets would have been used instead of the 9.25% estimated at January 1, 2002, pension expense would have increased by $0.5 million in the first quarter of 2002.

A 0.25% reduction in the discount rate assumption (to 6.5%) would have increased pension expense by $0.25 million and other benefits expense $ 0.13 million in the first quarter of 2002 had such a rate been determined as the appropriate rate to use. Such a change would have no impact on future pension funding requirements.

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation: (a) statements regarding future earnings, and the sensitivity of earnings to gold and other metal prices; (b) estimates of future mineral production and sales for specific operations and on a consolidated basis; (c) estimates of future production costs and other expenses, for specific operations and on a consolidated basis; (d) estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices; (e) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof; (f) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and expected production commencement dates; (g) estimates of future costs and other liabilities for certain environmental matters; (h) estimates of reserves, and statements regarding future exploration results and reserve replacement; (i) statements regarding modifications to Newmont’s hedge positions; (j) statements regarding future transactions relating to portfolio management or rationalization efforts; and (k) projected synergies and costs associated with acquisitions and related matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2002, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. Newmont disclaims any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 2.    DISCLOSURE CONTROLS AND PROCEDURES.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 16 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this report are listed in the Exhibit Index.

(b) Reports filed on Form 8-K during the quarter ended March 31, 2003:

•	Report dated March 28, 2003, announcing financial results for the quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: May 9, 2003	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2003	/s/ DAVID W. PEAT
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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ WAYNE W. MURDY
Wayne W. Murdy Chief Executive Officer

May 9, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7. The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ BRUCE D. HANSEN
Bruce D. Hansen Chief Financial Officer

May 9, 2003

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
12.1	—Computation of Ratio of Earnings to Fixed Charges, filed herewith.
99.1	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.[1]
99.2	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.[1]

[1]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.