Form 10-Q
period 2003-06-30
NEWMONT MINING CORP /DE/
filed 2003-08-04
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-31240

Newmont Mining Corporation

(Exact Name Of Registrant as Specified in Its Charter)

Delaware	84-1611629
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1700 Lincoln Street Denver, Colorado	80203
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).  ☒  Yes  ☐  No

There were 364,076,754 shares of common stock outstanding on July 30, 2003 (and 43,989,956 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2003	2002
	(unaudited, in thousands, except per share)
Revenues
Sales—gold	$724,026	$609,516
Sales—base metals, net	12,735	22,935
Royalties	10,461	11,202

	747,222	643,653

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	423,700	383,515
Base metals	9,973	8,674
Depreciation, depletion and amortization	139,337	123,602
Exploration and research	30,247	18,788
General and administrative	31,292	27,652
Write-down of long-lived assets	1,794	—
Other	2,454	(1,791)

	638,797	560,440

Other income (expense)
Gain on investments, net	—	47,298
Gain (loss) on gold commodity derivative instruments, net	16,644	(9,478)
Gain on extinguishment of NYOL bonds, net	94,414	—
Gain on extinguishment of NYOL derivatives liability, net	76,578	—
Dividends, interest income, foreign currency exchange and other income	32,318	14,843
Interest expense, net of capitalized interest of $1,758 and $1,223, respectively	(22,669)	(35,101)

	197,285	17,562

Pre-tax income before minority interest, equity (loss) income and impairment of affiliates	305,710	100,775
Income tax expense	(89,038)	(29,821)
Minority interest in income of subsidiaries	(35,807)	(19,284)
Equity loss and impairment of Australian Magnesium Corporation	(107,758)	(688)
Equity income of affiliates	17,740	18,008

Net income	90,847	68,990
Preferred stock dividends	—	(1,869)

Net income applicable to common shares	$90,847	$67,121

Net income	$90,847	$68,990
Other comprehensive income, net of tax	19,130	29,828

Comprehensive income	$109,977	$98,818

Net income per common share, basic and diluted	$0.22	$0.17

Basic weighted average common shares outstanding	405,388	397,532

Diluted weighted average common shares outstanding	408,242	399,468

Cash dividends declared per common share	$0.04	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended June 30,
	2003	2002
	(unaudited, in thousands, except per share)
Revenues
Sales—gold	$1,438,582	$1,091,750
Sales—base metals, net	32,168	32,305
Royalties	24,941	15,002

	1,495,691	1,139,057

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	822,709	712,050
Base metals	25,335	19,379
Depreciation, depletion and amortization	269,930	225,788
Exploration and research	51,719	30,355
General and administrative	57,702	48,967
Write-down of long-lived assets	1,794	—
Other	24,473	(921)

	1,253,662	1,035,618

Other income (expense)
Gain on investments, net	84,337	47,298
Gain (loss) on gold commodity derivative instruments, net	71,669	(3,147)
Gain on extinguishment of NYOL bonds, net	94,414	—
Gain on extinguishment of NYOL derivatives liability, net	76,578	—
Loss on extinguishment of debt	(19,530)	—
Dividends, interest income, foreign currency exchange and other income	64,157	15,258
Interest expense, net of capitalized interest of $3,048 and $2,294, respectively	(52,615)	(66,238)

	319,010	(6,829)

Pre-tax income before minority interest, equity (loss) income and impairment of affiliates and cumulative effect of a change in accounting principle	561,039	96,610
Income tax expense	(151,601)	(31,009)
Minority interest in income of subsidiaries	(73,596)	(29,834)
Equity loss and impairment of Australian Magnesium Corporation	(119,485)	(688)
Equity income of affiliates	26,278	19,412

Net income before cumulative effect of a change in accounting principle	242,635	54,491
Cumulative effect of a change in accounting principle, net of tax of $11,188 and $(4,147), respectively	(34,533)	7,701

Net income	208,102	62,192
Preferred stock dividends	—	(3,738)

Net income applicable to common shares	$208,102	$58,454

Net income	$208,102	$62,192
Other comprehensive income, net of tax	60,159	57,706

Comprehensive income	$268,261	$119,898

Net income per common share before cumulative effect of a change in accounting principle, basic	$0.60	$0.15
Cumulative effect of a change in accounting principle per common share, basic	(0.08)	0.02

Net income per common share, basic	$0.52	$0.17

Net income per common share before cumulative effect of a change in accounting principle, diluted	$0.60	$0.15
Cumulative effect of a change in accounting principle per common share, diluted	(0.09)	0.02

Net income per common share, diluted	$0.51	$0.17

Basic weighted average common shares outstanding	403,648	339,817

Diluted weighted average common shares outstanding	406,305	341,262

Cash dividends declared per common share	$0.08	$0.06

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited, in thousands)
ASSETS
Cash and cash equivalents	$274,741	$401,683
Marketable securities—short-term	12,030	13,188
Accounts receivable	44,971	44,510
Inventories	170,458	169,324
Stockpiles and ore on leach pads	277,021	328,993
Prepaid taxes	19,318	28,335
Deferred stripping costs—short term	28,660	32,085
Deferred income tax assets	53,482	51,451
Newmont Australia infrastructure bonds	114,287	—
Other current assets	63,365	43,687

Current assets	1,058,333	1,113,256
Property, plant and mine development, net	2,343,102	2,287,030
Mineral interests and other intangible assets, net	1,405,066	1,415,348
Investments	695,059	1,206,705
Marketable securities—long-term	291,004	—
Deferred stripping costs—long term	39,336	23,302
Long-term stockpiles and ore on leach pads	282,537	199,761
Deferred income tax assets	879,324	761,428
Other long-term assets	89,208	123,112
Goodwill	3,068,657	3,024,576

Total assets	$10,151,626	$10,154,518

LIABILITIES
Current portion of long-term debt	$176,422	$115,322
Accounts payable	151,042	105,277
Deferred income tax liabilities	9,171	28,469
Derivative instruments	7,914	74,999
Employee related benefits—short-term	117,196	100,936
Other current liabilities	420,049	268,460

Current liabilities	881,794	693,463
Long-term debt	1,277,166	1,701,282
Reclamation and remediation liabilities	421,970	288,536
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	17,254	388,659
Deferred income tax liabilities	742,237	656,452
Employee related benefits—long-term	214,697	234,103
Other long-term liabilities	379,677	364,376

Total liabilities	3,988,636	4,380,712

Commitments and contingencies (Note 18)
Minority interest in subsidiaries	362,196	354,558

STOCKHOLDERS’ EQUITY
Preferred stock—$5.00 par value;
Authorized—5.0 million shares	—	—
Issued and outstanding—none
Common stock—$1.60 par value;	579,733	565,019
Authorized—750 million shares at each period end, respectively
Issued and outstanding—
Common: 362.1 million and 353.2 million shares issued, less 90 thousand and 9 thousand treasury shares, respectively
Exchangeable: 55.9 million shares, less 10 million and 7 million redeemed shares, respectively
Additional paid-in capital	5,153,258	5,038,468
Accumulated other comprehensive income (loss)	(3,867)	(64,026)
Retained earnings (deficit)	71,670	(120,213)

Total stockholders’ equity	5,800,794	5,419,248

Total liabilities and stockholders’ equity	$10,151,626	$10,154,518

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended June 30,
	2003	2002
	(unaudited, in thousands)
Operating activities:
Net income	$208,102	$62,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	269,930	225,788
Accretion of accumulated reclamation obligations	11,320	—
Amortization of deferred stripping costs, net	(14,114)	8,903
Deferred income taxes	8,745	(10,403)
Foreign currency exchange (gain) loss	(34,019)	10,504
Minority interest, net of dividends	44,406	27,134
Equity loss (income) and impairment of affiliates, net of dividends	99,309	(14,859)
Write-downs of inventories, stockpiles and ore on leach pads	17,941	15,897
Cumulative effect of a change in accounting principle, net of tax	34,533	(7,701)
Gain on investments, net	(84,337)	(47,298)
Gain on gold commodity derivative instruments, net	(71,669)	3,147
Gain on extinguishment of NYOL bonds, net	(94,414)	—
Gain on extinguishment of NYOL derivatives liability, net	(76,578)	—
Loss on extinguishment of debt	19,530	—
Gain on sale of assets and other	(11,027)	(9,704)
(Increase) decrease in operating assets:
Accounts receivable	8,000	14,413
Inventories, stockpiles and ore on leach pads	(25,574)	(5,441)
Other assets	7,332	14,881
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	54,156	(46,473)
Derivative instruments	(12,935)	—
Early settlement of derivative instruments classified as cash flow hedges	(120,993)	—
Other liabilities	(12,698)	(42,896)

Net cash provided by operating activities	224,946	198,084

Investing activities:
Additions to property, plant and mine development	(215,301)	(140,810)
Advances to joint ventures and affiliates, net	(46,203)	(24,750)
Proceeds from sale of short-term investments	1,653	406,731
Proceeds from the sale of TVX Newmont Americas	180,000	—
Proceeds from sale of marketable securities of Lihir	—	84,002
Proceeds from sale of cross currency swaps	—	50,816
Early settlement of ineffective derivative instruments	(29,148)	—
Cash consideration for acquisition of Newmont NFM minority interest and other	(11,195)	—
Cash consideration for the acquisition of Normandy and Franco-Nevada, net of cash received and transaction costs	—	(87,885)
Proceeds from asset sales and other	988	19,888

Net cash (used) provided by investing activities	(119,206)	307,992

Financing activities:
Proceeds from long-term debt	115,000	489,131
Repayment of long-term debt	(322,360)	(911,817)
Dividends paid on common and preferred stock	(32,308)	(25,871)
Proceeds from stock issuance and other	24,851	62,898
Other	—	(691)

Net cash used in financing activities	(214,817)	(386,350)

Effect of exchange rate changes on cash	(17,865)	16,248
Net change in cash and cash equivalents	(126,942)	135,974
Cash and cash equivalents at beginning of period	401,683	149,431

Cash and cash equivalents at end of period	$274,741	$285,405

Supplemental information:
Accrual for NYOL bond extinguishment	$98,398	$—
Interest paid, net of amounts capitalized of $3,048 and $2,294, respectively	$67,297	$61,668
Income taxes paid	$110,467	$45,700

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The following interim Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature, except for the effects of the February 2002 acquisitions. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Newmont included in its Annual Report on Form 10-K for the year ended December 31, 2002.

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pads inventories; asset impairments (including impairments of goodwill, long-lived assets, and investments); write-downs of inventory to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

References to “A$” refer to Australian currency, “CDN$” to Canadian currency and “$” or “US$” to United States currency.

Certain amounts for the three and six months ended June 30, 2002 and at December 31, 2002 have been reclassified to conform to 2003 presentation.

(2) ACQUISITIONS

Newmont NFM Limited Scheme of Arrangement

On April 2, 2003, the shareholders of Normandy NFM Limited (an Australian corporation trading as “Newmont NFM” on the Australian Stock Exchange or “ASX”) voted to approve the proposed scheme of arrangement under which Newmont NFM would become a wholly-owned subsidiary of Newmont Australia Limited, a wholly-owned subsidiary of Newmont Mining Corporation, through the acquisition of the remaining minority interest of Newmont NFM. The Federal Court in Sydney, Australia approved the scheme on April 11, 2003 and the scheme became effective on April 14, 2003 after the orders of the Federal Court were filed with the Australian Securities and Investments Commission. Under the terms of the scheme, Newmont NFM shareholders could receive 4.40 ASX listed Newmont Mining Corporation CHESS Depositary Interests (“CDIs”) for each Newmont NFM share. Each CDI is equivalent to 0.1 Newmont Mining Corporation common shares. As an alternative to receiving Newmont Mining Corporation CDIs, shareholders could sell their Newmont NFM shares back to the company under a concurrent buy-back offer of A$16.50 per Newmont NFM share. On April 29, 2003, Newmont Mining Corporation issued 4,437,506 common shares to CHESS Depository Nominees Pty Ltd, and in turn, 44,375,060 CDIs were issued to former Newmont NFM shareholders. The market value of the issued Newmont Mining Corporation shares was approximately $105 million, based on the average quoted value of the shares of $23.58 two days before and after November 28, 2002, the date the terms of the transaction were announced. The market value of the issued shares, together with the cash consideration paid to those shareholders who elected to accept the buy-back offer of approximately $10 million (including transaction costs), gave rise to a total purchase price of approximately $115 million. The transaction was accounted for as a purchase of minority interest in accordance with Statement of Financial Accounting Standards (“SFAS)” No. 141 “Business Combinations” in the second quarter of 2003. Newmont NFM was delisted from the ASX in April 2003. Newmont has performed a preliminary purchase price allocation based on independent appraisals and valuations that gave rise to goodwill of $77.1 million. The final purchase price allocation is not expected to vary significantly from the preliminary allocation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Normandy and Franco-Nevada

During the first quarter of 2002, Newmont acquired Franco-Nevada Mining Corporation Limited (“Franco-Nevada”) and Normandy Mining Limited (“Normandy”). The effective date for accounting purposes of the acquisitions was February 15, 2002. For more information on the acquisitions and the related purchase price allocation, see Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002.

For information purposes only, the following unaudited pro forma data reflects the consolidated results of operations of Newmont as if the acquisitions of Franco-Nevada and Normandy had taken place on January 1, 2002 (unaudited, in millions, except per share data):

Six Months Ended June 30, 2002
Revenues	$1,368.8
Net loss applicable to common shares before cumulative effect of a change in accounting principle	$(77.6)
Net loss applicable to common shares	$(69.9)
Basic and diluted loss per common share before cumulative effect of a change in accounting principle	$(0.20)
Basic and diluted loss per common share	$(0.18)
Basic and diluted weighted average common shares outstanding	394.1

On a pro forma basis during the six months ended June 30, 2002, the net loss includes mark-to-market losses on derivative instruments totaling $166.9 million, net of tax. The above pro forma amounts do not include the application of hedge accounting prior to the acquisitions to significant portions of the acquired derivative instruments, as hedge accounting documentation was not in place during those periods. The pro forma information is not indicative of the results of operations that would have occurred had the acquisitions been consummated on January 1, 2002. The information is not indicative of the combined company’s future results of operations.

Goodwill

Changes in the carrying amount of goodwill allocated to reporting units during 2002 and for the first six months of 2003 are summarized in the following table (unaudited, in millions).

	Nevada	Other North America	Total North America	Yanacocha	Other South America		Total South America
Balance at January 1, 2002	$—	$—	$—	$—	$		$—
Purchase price allocation for Normandy and Franco-Nevada acquisitions	40.9	—	40.9	—		—	—

Balance at December 31, 2002	40.9	—	40.9	—		—	—
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—		—	—

Balance at March 31, 2003	40.9	—	40.9	—		—	—
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	—	—	—		—	—
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—		—	—

Balance at June 30, 2003	$40.9	$—	$40.9	$—		$—	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pajingo	Other Australia	Total Australia	Zarafshan- Newmont	Other International Operations	Total Gold
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Purchase price allocation for Normandy and Franco-Nevada acquisitions	56.9	140.8	197.7	—	—	238.6

Balance at December 31, 2002	56.9	140.8	197.7	—	—	238.6
Reversal of valuation allowances for acquired deferred tax assets	—	(18.5)	(18.5)	—	—	(18.5)

Balance at March 31, 2003	56.9	122.3	179.2	—	—	220.1
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	77.1	77.1	—	—	77.1
Reversal of valuation allowances for acquired deferred tax assets	—	(14.5)	(14.5)	—	—	(14.5)

Balance at June 30, 2003	$56.9	$184.9	$241.8	$—	$—	$282.7

	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2002	$—	$—	$—	$—	$—
Purchase price allocation for Normandy and Franco-Nevada acquisitions	31.5	1,129.5	1,625.0	—	3,024.6

Balance at December 31, 2002	31.5	1,129.5	1,625.0	—	3,024.6
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—	(18.5)

Balance at March 31, 2003	31.5	1,129.5	1,625.0	—	3,006.1
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	—	—	—	77.1
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—	(14.5)

Balance at June 30, 2003	$31.5	$1,129.5	$1,625.0	$—	$3,068.7

During the six months ended June 30, 2003, the Company reversed valuation allowances for deferred tax assets related to capital loss carry-forwards in Australia due to capital gains generated by the sale of TVX Newmont Americas, the loss of tax attributes from the extinguishment of Newmont Yandal Operations Pty Ltd (“NYOL”) bonds (see Note 10 for discussion) and from tax benefits arising from the completion of the Newmont NFM Scheme of Arrangement. The valuation allowances were originally recorded as part of the purchase price allocation for the acquisition of Normandy and were therefore reversed against goodwill.

(3) INVENTORIES

	At June 30, 2003	At December 31, 2002
	(unaudited, in thousands)
Current:
In-process	$41,782	$46,435
Precious metals	23,923	19,467
Materials and supplies	104,753	103,310
Other	—	112

	$170,458	$169,324

The Company recorded aggregate write-downs of $5.1 million and $0.8 million for the three months ended June 30, 2003 and 2002, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2003 included $0.8 million at Yanacocha, $0.3 million at Yandal, $0.5 million at Martha and $3.5 million at Golden Grove. Write-downs in 2002 related to $0.8 million at Nevada.

The Company recorded aggregate write-downs of $10.9 million and $2.3 million for the six months ended June 30, 2003 and 2002, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2003 include $0.8 million at Yanacocha, $1.0 million at Yandal, $1.3 million at Minahasa, $1.0 million at Martha and $6.8 million at Golden Grove. Write-downs in 2002 primarily related to $2.0 million at Nevada.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory write-downs are classified as components of Costs applicable to sales.

(4) STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2003	At December 31, 2002
	(unaudited, in thousands)
Current:
Stockpiles	$92,129	$104,997
Ore on leach pads	184,892	223,996

	$277,021	$328,993

Long-term:
Stockpiles	$164,830	$136,116
Ore on leach pads	117,707	63,645

	$282,537	$199,761

The Company recorded aggregate write-downs of $5.1 million and $6.8 million for the three months ended June 30, 2003 and 2002, respectively, to reduce the carrying value of stockpiles to net realizable value. The 2003 stockpile write-downs included $1.4 million at Yandal, $2.1 million at Tanami, $1.0 million at Kalgoorlie, and $0.6 million at Martha. The 2002 stockpile write-downs primarily related to $6.6 million at Nevada.

The Company recorded aggregate write-downs of $6.8 million and $13.6 million for the six months ended June 30, 2003 and 2002, respectively, to reduce the carrying value of stockpiles to net realizable value. The Company also recorded a write-down in Nevada of $0.2 million for the six months ended June 30, 2003 to reduce the carrying value of ore on leach pads to net realizable value. Stockpile write-downs in 2003 include $0.8 million in Nevada, $1.4 million at Yandal, $2.1 million at Tanami, $1.0 million at Kalgoorlie and $1.5 million at Martha. $13.3 million of the stockpile write-downs in 2002 related to Nevada.

Stockpile and ore on leach pads write-downs are classified as components of Costs applicable to sales.

(5) GAIN ON INVESTMENTS, NET

Gain on investment for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Gain on exchange of Echo Bay shares for Kinross marketable securities	$—	$—	$84,337	$—
Gain on sale of marketable securities of Lihir Gold	—	47,298	—	47,298

Total	$—	$47,298	$84,337	$47,298

Kinross Gold Corporation

On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Cash proceeds of $170.6 million were received immediately after the close of the transaction. The remaining $9.4 million, originally held in escrow, were received subsequent to the end of the first quarter. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net in the Statement of Consolidated Operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Newmont classifies its investment in Kinross as a long-term, available-for-sale marketable security. At June 30, 2003, the fair value of the Kinross investment was $291 million. During the three months ended March 31, 2003, a loss of $45.3 million, net of tax, was recorded in Other comprehensive income, net of tax for the change in market value of the investment. During the second quarter of 2003, a loss of $3.2 million, net of tax, was recorded in Other comprehensive income, net of tax for the change in market value of the investment. Newmont will continue to monitor the market value of its investment in Kinross Gold Corporation. In the event that the decline in the market value of the Kinross shares is sustained in future periods, the Company will evaluate the need to recognize a loss for an other-than-temporary decline in the value of the investment.

Gain on Sale of Marketable Securities of Lihir Gold

At March 31, 2002, the Company held a 9.74% interest in Lihir Gold, which was accounted for as an investment in marketable securities. During the three months ended March 31, 2002, unrealized holding gains of $11.0 million were recorded in Other comprehensive income, net of tax to reflect the market value increase during the period. On April 12, 2002, Newmont sold its equity holding in Lihir Gold through a block trade to Macquarie Equity Capital Markets Limited in Australia for approximately $84 million, resulting in the recognition of a pre-tax gain of approximately $47.3 million in Gain on investments, net in the Statement of Consolidated Operations.

Sales of Debt Securities

As part of the Franco-Nevada acquisition in February 2002, the Company acquired significant investments in marketable debt securities. These debt securities are classified as available-for-sale and recorded at their fair values of $402.6 million under purchase accounting. All such securities were sold immediately after the Franco-Nevada acquisition for net proceeds of $402.9 million, resulting in the recognition of a pre-tax gain of $0.3 million, which is included in Dividends, interest income, foreign currency exchange, and other income for the six months ended June 30, 2002.

(6) DEFERRED STRIPPING COSTS

Movements in the deferred stripping cost balance were as follows:

	Six months ended June 30, 2003	Year ended December 31, 2002
	(unaudited, in thousands)
Opening balance	$55,387	$91,631
Additions	84,238	65,371
Amortization	(71,629)	(101,615)

Closing balance	$67,996	$55,387

(7) PROPERTY, PLANT AND MINE DEVELOPMENT

	At June 30, 2003			At December 31, 2002
	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(unaudited, in thousands)
Land	$76,743	$—	$76,743	$71,521	$—	$71,521
Buildings and equipment	4,156,356	(2,583,915)	1,572,441	4,093,028	(2,371,017)	1,722,011
Mine development	1,158,455	(670,688)	487,767	1,005,166	(580,594)	424,572
Asset retirement cost	131,649	(69,332)	62,317	—	—	—
Construction-in-progress	143,834	—	143,834	68,926	—	68,926

Total	$5,667,037	$(3,323,935)	$2,343,102	$5,238,641	$(2,951,611)	$2,287,030

Leased assets included above in property, plant and mine development	$351,498	$(153,600)	$197,898	$361,889	$(146,884)	$215,005

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) MINERAL INTERESTS AND OTHER INTANGIBLE ASSETS

	At June 30, 2003			At December 31, 2002
	Carrying Value	Accumulated Amortization	Net Book Value	Carrying Value	Accumulated Amortization	Net Book Value
	(unaudited, in thousands)
Mineral Interests:
Production stage
Mineral interests	$801,518	$(373,726)	$427,792	$712,098	$(325,822)	$386,276
Royalties—net smelter returns	223,684	(19,387)	204,297	222,614	(12,751)	209,863
Royalties—net profit interest	18,290	(3,639)	14,651	17,340	(3,231)	14,109

	1,043,492	(396,752)	646,740	952,052	(341,804)	610,248

Development stage
Mineral interests	123,955	—	123,955	92,757	—	92,757
Royalties—net smelter returns	1,542	—	1,542	1,321	—	1,321
Royalties—net profit interest	6,911	(90)	6,821	5,921	(50)	5,871

	132,408	(90)	132,318	99,999	(50)	99,949

Exploration stage
Mineral interests	548,433	(10,813)	537,620	632,284	(8,449)	623,835
Royalties—net smelter returns	5,815	(351)	5,464	5,700	(314)	5,386

	554,248	(11,164)	543,084	637,984	(8,763)	629,221

Total mineral interests	1,730,148	(408,006)	1,322,142	1,690,035	(350,617)	1,339,418

Oil and gas:
Producing property
Royalties—net refining returns	44,293	(7,142)	37,151	37,964	(3,842)	34,122
Working interest	21,510	(2,174)	19,336	18,430	(1,400)	17,030

	65,803	(9,316)	56,487	56,394	(5,242)	51,152

Non-producing property
Royalties—net refining returns	5,545	—	5,545	4,751	—	4,751
Working interest	8,280	—	8,280	7,090	—	7,090

	13,825	—	13,825	11,841	—	11,841

Total oil and gas	79,628	(9,316)	70,312	68,235	(5,242)	62,993

Other	12,937	(325)	12,612	12,937	—	12,937

Total	$1,822,713	$(417,647)	$1,405,066	$1,771,207	$(355,859)	$1,415,348

The Company’s intangible assets for mineral interests and oil and gas interests are subject to amortization. The aggregate amortization expense for the three months ended June 30, 2003 and 2002 was $39.6 million and $39.0 million, respectively. The aggregate amortization expense for the six-month periods ended June 30, 2003 and 2002 was $61.1 million and $54.4 million, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) INVESTMENTS AND EQUITY INCOME OF AFFILIATES

Investments:

	At June 30, 2003	At December 31, 2002
	(unaudited, in thousands)
Investments in affiliates:
Batu Hijau	$684,905	$660,928
TVX Newmont Americas	—	183,028
Echo Bay Mines	—	210,643
Australian Magnesium Corporation	—	44,244
AGR Matthey Joint Venture	10,154	11,213

	$695,059	$1,110,056

Other:
Newmont Australia infrastructure bonds—long-term	—	96,649
	$695,059	$1,206,705

Other:
Newmont Australia infrastructure bonds—short-term	$114,287	—

Equity Loss and Impairment of Australian Magnesium Corporation

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Australian Magnesium Corporation	$(107,758)	$(688)	$(119,485)	$(688)

Equity Income of Affiliates:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Batu Hijau	$18,397	$13,533	$25,750	$14,937
TVX Newmont Americas	—	3,892	810	3,892
AGR Matthey Joint Venture	(657)	583	(282)	583

Total	$17,740	$18,008	$26,278	$19,412

Investment in Batu Hijau

The Company and an affiliate of Sumitomo Corporation (“Sumitomo”) are partners with economic interests of 56.25% and 43.75%, respectively, in the Nusa Tenggara Partnership (“NTP”), which holds 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the owner of the Batu Hijau copper/gold mine in Indonesia. Due to the significant participating rights provided to Sumitomo under the terms of the NTP partnership agreement, the Company uses the equity method to account for its investment in NTP. The Company and Sumitomo have an indirect 45% and 35% interest, respectively, in PTNNT. The remaining 20% interest is held by an unrelated Indonesian company. Because the Company and Sumitomo have carried the investment of the 20% owner, the Company and Sumitomo recognize 56.25% and 43.75% of PTNNT’s net income (loss), respectively, until recouping the bulk of the construction investment, including interest. Under the Contract of Work, a portion of PTNNT not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals, beginning in the sixth year after mining operations commenced. The effect of this provision could potentially reduce the Company and Sumitomo’s ownership to 49% by the end of the tenth year after mining operations commenced.

The Company’s equity investment in PTNNT was $684.9 million and $660.9 million at June 30, 2003 and December 31, 2002, respectively, based on accounting principles generally accepted in the United States. At June 30, 2003, differences between 56.25% of PTNNT’s net assets of $266.5 million and Newmont’s investment included (i) $45.2 million for Newmont’s contribution prior to the formation of NTP; (ii) $106.9 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, net of amortization; (iii) $395.6 million for the contributions and interest income recorded by Newmont classified as debt and interest expense by PTNNT; (iv) negative $120.6 million for contributions to PTNNT, through NTP, by

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sumitomo disproportionate to its equity interest, net of amounts recorded; (v) negative $76.9 million for stockholders’ equity of the carried interest partner; (vi) $38.6 million for other intercompany charges; (vii) $30.9 million for capitalized interest; and, (viii) negative $1.3 million for other adjustments recorded by Newmont. At December 31, 2002, differences between 56.25% of PTNNT’s net assets of $257.6 million and Newmont’s investment included (i) $45.2 million for Newmont’s contribution prior to the formation of NTP; (ii) $109.1 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, net of amortization; (iii) $391.2 million for the contributions and interest income recorded by Newmont classified as debt and interest expense by PTNNT; (iv) negative $122.6 million for contributions in PTNNT, through NTP, by Sumitomo disproportionate to its equity interest, net of amounts recorded; (v) negative $76.9 million for stockholders’ equity of the carried interest partner; (vi) $33.3 million for other intercompany charges; (vii) $30.9 million for capitalized interest; and, (viii) negative $6.9 million for other adjustments recorded by Newmont. Certain of these amounts are amortized or depreciated on a units-of-production basis based on proven and probable reserves. Below is a description of Newmont’s equity income (loss) in PTNNT, where the net income (loss) reflects the elimination of interest between PTNNT and NTP.

Newmont’s equity income in PTNNT for the six months ended June 30, 2003 was $25.8 million versus $14.9 million for the same period in 2002. Newmont’s equity income for the six months ended June 30, 2003 was based on 56.25% of PTNNT’s net income of $16.0 million, adjusted for the elimination of $3.6 million of inter-company interest, $4.2 million of inter-company management fees, the cumulative effect of reclamation and remediation liabilities of $8.0 million and other adjustments of $1.0 million. For the comparable 2002 period, Newmont’s equity income was based on 56.25% of PTNNT’s net income of $7.4 million, adjusted for the elimination of $3.6 million of inter-company interest, $5.1 million of inter-company management fees, and other adjustments of $2.0 million.

On May 9, 2002, PTNNT completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the ability to defer up to $173.5 million in principal payments scheduled for 2002 and 2003. The restructuring was expected to provide a better match between the expected cash flows of the project and the maturities of the debt. Any deferred principal amounts were to be repaid between 2004 and 2010. Under this restructuring, Batu Hijau is not permitted to pay dividends or make other restricted payments to Newmont or Sumitomo as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts outstanding under the project financing were $783.2 million at June 30, 2003 and $913.3 million in December 31, 2002, respectively. The amount of deferred principal at June 30, 2003 was $43.3 million and at December 31, 2002 was $173.4 million. During the quarter ended June 30, 2003, PTNNT repaid $130.1 million of this facility all of which represented repayments of the deferred principal. Newmont and its partner provide a contingent support line of credit to PTNNT. During the first half of 2003 and 2002, Newmont funded zero and $24.8 million, respectively under this contingent support facility as its pro-rata share of capital expenditures. Additional support from Newmont and its partner available under this facility amounts to $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

The following is NTP summarized financial information based on accounting principles generally accepted in the United States. The results of operations and assets and liabilities are not reflected in the Company’s Consolidated Financial Statements. As described earlier, the Company accounts for NTP as an equity investment.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Revenues, net of smelting and refining costs	$102,718	$94,083	$177,591	$165,988
Revenues from by-product sales credited to production costs	$58,336	$37,342	$91,947	$59,475
Gross profit	$40,271	$13,384	$50,426	$9,058
Net income before cumulative effect of a change in accounting principle	$25,528	$13,181	$31,488	$8,751
Net income	$25,528	$13,181	$17,270	$8,751

In the six-month period ended June 30, 2003, NTP recorded a charge of $14.2 million to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.”

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At June 30, 2003	At December 31, 2002
	(unaudited, in thousands)
Current assets	$254,748	$313,110
Property, plant and mine development, net	$1,672,313	$1,658,912
Mineral interests	$183,319	$188,294
Other assets	$291,795	$282,133
Debt and related interest to partners and affiliates	$261,640	$259,793
Other current liabilities	$187,975	$103,117
Long-term debt—third parties (including current portion)	$805,677	$935,771
Other liabilities	$149,420	$163,346

For the six months ended June 30, 2003 and 2002, PTNNT recorded gross revenues, before smelting and refining costs, of $220 million and $212 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 2.38% and 5.2% for the six months ended June 30, 2003 and 2002, respectively. The average price adjustment for gold was 0.9% and 4.4% for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, PTNNT had copper derivatives embedded in outstanding shipment contracts of 74.9 million pounds of copper recorded at an average price of $0.74 per pound. A one-cent movement in the average price used for these derivatives will have an approximate $0.5 million impact on PTNNT’s 2003 net income.

By-product commodities, gold and silver, represented 57% and 40% of sales, net of smelting and refining charges, and reduced production costs by 79% and 57% for the three-month periods ended June 30, 2003 and 2002, respectively, and 52% and 36% of sales, net of smelting and refining charges, and reduced production costs by 71% and 49% for the six-month periods ended June 30, 2003 and 2002, respectively.

PTNNT entered into a series of copper hedging transactions in March 2002. At March 31, 2002, 23,400 metric tons of copper were hedged. These contracts were settled during the second quarter of 2002. These contracts allowed PTNNT to realize an average price of $1,619 per metric ton (approximately $0.73 per pound). In second quarter 2003, PTNNT entered into copper forward sales contracts covering 5,000 metric tonnes per month for each of August and September 2003 at a weighted average fixed price between $1,665 and $1,725 per metric tonne. Each contract is settled by cash on a monthly basis. These contracts had a positive fair value as at June 30, 2003 of US$0.4 million (US$0.3 million net of tax).

In 2001, PTNNT entered into two diesel hedging contracts for 360,000 barrels each at a fixed price of $27.39 per barrel and $27.98 per barrel, respectively. Each of these contracts cover purchases of 15,000 barrels monthly and expire in August and September of 2003, respectively. Each contract is settled monthly. In December 2002, PTNNT entered into an additional hedge contract for 60,000 barrels over the following 12 months at a fixed price of $27.50 per barrel. These contracts have all been designated as cash flow hedges and the fair value at June 30, 2003 and December 31, 2002 was $0.2 million and $0.6 million, respectively. At June 30, 2003, 140,000 barrels are outstanding for these contracts.

TVX Newmont Americas and Echo Bay Mines Ltd.

Newmont had a 49.9% interest and an equity investment of $183.0 million in TVX Newmont Americas joint venture at December 31, 2002. On January 31, 2003, Newmont sold its interest in TVX Newmont Americas for $180 million.

On January 31, 2003, Kinross, Echo Bay and TVX Gold were combined. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay. Newmont recorded a pre-tax gain on the transactions of $83.4 million (See Note 5).

Australian Magnesium Corporation (“AMC”)

At December 31, 2002, Newmont’s interest in AMC comprised a 22.8% equity and voting interest and a loan receivable in the amount of A$38 million (approximately $20.1 million) including interest capitalized since December 31, 2002. In addition, Newmont subsidiaries had obligations to contribute to AMC A$100 million in equity by January 31, 2003 and a further A$90 million in equity (reduced to A$75 million through a funding agreement reached in January 2003, though a condition required to bring the agreement into effect was not satisfied), contingent upon the Stanwell Magnesium Project not achieving certain specified production and operating criteria by December 2006. On January 3, 2003, Newmont purchased an additional 167 million shares at A$0.60 per share for a total of A$100 million (approximately $56.2 million) increasing its ownership to 40.9%, thereby satisfying its January 2003

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity contribution obligation. However, due to additional equity contributions by other shareholders on January 31, 2003, Newmont’s interest was decreased to 27.8%. As a result of this equity dilution in its interest in AMC, Newmont recorded an increase of $7.0 million to Additional paid-in-capital.

AMC’s primary asset is the Stanwell Magnesium Project (the “Project”), a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys. The original funding arrangements for the Project amounted to approximately A$1.5 billion (approximately $1 billion), including contingencies and cost overrun reserves. Preliminary indications by AMC are that the project may now require A$150 million to A$200 million (approximately $100 million to $134 million) of funds in addition to the existing funding arrangements and potentially some form of third-party project financing support.

On April 17, 2003, AMC announced that it was unlikely that it would reach agreement with its independent engineering firm for a fixed price contract for the development of the Project. Following this announcement, AMC’s share price declined substantially and was A$0.24 per share on May 8, 2003. As a result, Newmont wrote down the carrying value of its investment at March 31, 2003 to the quoted market price of the AMC shares at that date of $A0.43 per share and recorded a loss for an other-than-temporary decline in market value of $11 million.

On June 5, 2003, AMC requested suspension of its securities on the ASX. Subsequently, on June 12, 2003 AMC announced a restructuring agreement with the project’s major creditors including Newmont (the “Agreement”). The Agreement was designed to give AMC time to assess the Project development options and to search for either a corporate or project partner. Work on the Project has essentially ceased and the site is in a care and maintenance status. It is not known if or when the Project or any other magnesium project will be developed by AMC. In addition, as part of the Agreement, AMC (i) will settle outstanding obligations to its outside creditors from existing cash reserves, (ii) has cancelled the senior debt facilities associated with the Project and the associated foreign exchange and interest rate hedging contracts and (iii) has agreed to release Newmont from the above-mentioned A$90 million (approximately $60.1 million) contingent funding commitment. Newmont has agreed to forgive its A$38 million (approximately $24.8 million) loan receivable and provide support in the form of an A$10 million (approximately $6.6 million) contingent, subordinated credit facility and to maintain the existing guarantee in relation to the QMC finance facilities described below.

As a result of the agreement, Newmont recorded an additional write-down in the second quarter of $107.8 million reducing the carrying value of its investment in AMC to zero. The write-down is attributable to the following: (i) $72.7 million representing the book value of its investment at June 30, 2003, (ii) $24.8 million for the loan receivable from AMC, (iii) $10 million charge to settle Newmont’s guarantee of the Ford contract (see discussion below), (iv) $6.6 million relating to the contingent credit facility, and (v) $1.1 million for various other items offset by a $7.4 million income tax benefit.

Newmont had guaranteed a $30 million obligation payable by AMC to Ford Motor Company (“Ford”) in the event the Project did not meet certain specified production and operating criteria by November 2005. AMC indemnified Newmont for this obligation, but this indemnity was unsecured. As of June 30, 2003, Newmont and Ford agreed to settle the liability in relation to the guarantee for $10 million in exchange for a release of the guarantee. Newmont has agreed not to seek recovery of this amount from AMC.

Subsequent to June 30, 2003, Newmont’s ownership interest in AMC was further diluted to 26.9% (See Note 21, Subsequent Events).

Newmont is also the guarantor of an A$71 million (approximately $47 million) amortizing loan facility of AMC’s subsidiary, QMC Finance Pty Ltd (“QMC”), of which A$67.5 million (approximately $45.0 million) was outstanding as of June 30, 2003. The QMC loan facility, which is secured by the assets of the Queensland Magnesia Project, expires in November 2006.

QMC is also a party to hedging contracts, which have been guaranteed by Newmont. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of June 30, 2003, the fair value of these contracts was a positive A$5.5 million (approximately $3.7 million).

The guarantees under the QMC loan facility and hedging contracts could be called in the event of a default by QMC. Newmont’s liability under QMC loan facility guarantee is limited to the total amount of outstanding borrowings under the facility at the time the guarantee is called. Newmont’s maximum potential liability under its guarantee of the QMC hedging contracts, however, would depend on the market value of the hedging contracts at the time the guarantee is called upon. The principal lender and counterparty under the QMC loan and hedging facilities also have a fixed and floating charge over certain assets of AMC. In the event the guarantees are called, Newmont would have a right of subrogation to the lender under Australian law.

The Company is currently evaluating the impact of adoption of FIN 46, “Consolidation of Variable Interest Entities” on its investment in AMC and related entities, including QMC.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AGR Matthey Joint Venture

Newmont holds a 40% interest in a joint venture with the West Australian Mint and Johnson Matthey (Australia) Ltd. known as AGR Matthey Joint Venture (“AGR”). Newmont has no guarantees related to this investment. At June 30, 2003 and December 31, 2002, the difference between Newmont’s investment in AGR of $10.2 million ($11.2 million at December 31, 2002) and its share of AGR’s net assets consisted of a $2.4 million reduction in long-lived assets recorded by Newmont.

Newmont Australia Infrastructure Bonds

In June 1996, NP Finance Limited and GPS Finance Limited, wholly owned subsidiaries of Newmont Australia Limited (formerly Normandy), issued A$111.9 million (approximately $63.2 million) and A$21.9 million (approximately $12.4 million), respectively, of 7.906%, fifteen-year bonds at a premium to fund certain gas pipeline and power station projects. The bonds were issued at a premium due to unique tax-related benefits available to the bondholders and the issuer under Australian tax regulations. Interest is accrued and capitalized semi-annually in arrears in June and December of each year. Concurrently, with the issue of the Infrastructure Bonds described above, GMK Investments Pty Ltd (“GMKI”), a wholly owned subsidiary of Newmont Australia Limited (formerly Normandy), entered into an offsetting transaction, making payments to Deutsche Bank Aktiengesellschaft (“DBA”) equal to the face value of the bonds in return for DBA agreeing to purchase the bonds from each holder of the bonds in June 2004 and to sell those bonds to GMKI for a nominal amount at that time. The receivable from DBA also accrues interest receivable at 7.906% and such interest is capitalized semi-annually in arrears in June and December of each year. Because the arrangement does not technically qualify as a defeasance of debt, the receivable is presented in Investments at December 31, 2002. As of June 30, 2003, Newmont reclassified this investment as a current asset and the corresponding debt liability to Current portion of long-term debt (see Note 11, Long-Term Debt) since, as stated above, DBA is obligated to repurchase these bonds from each holder in June 2004. The repurchase of these bonds will effectively retire the outstanding liability and satisfy the receivable.

(10) EXTINGUISHMENT OF NYOL OBLIGATIONS

On May 29, 2003, Newmont made an offer through its wholly owned subsidiary, Yandal Bond Company Limited (“YBCL”) to acquire all of the outstanding 8 7/8% Senior Notes due in April 2008 of its wholly owned Australian subsidiary, NYOL. On May 28, 2003, YBCL made a separate offer to acquire all of NYOL’s gold hedge contracts from the counterparties. The offer to acquire the Senior Notes was at a price of $500 per $1,000 of principal amount. The offer to acquire the gold hedge contracts was at $0.50 per $1.00 of the net mark-to-market hedge liability as of May 22, 2003. As of June 30, 2003, YBCL had received binding tenders for the Senior Notes totaling $196.8 million, representing 83% of the total $237.2 million outstanding principal amount. Six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL as of June 30, 2003. The transactions gave rise to a Gain on extinguishment of NYOL bonds, net of $94.4 million, net of transaction costs, and a Gain on extinguishment of NYOL derivatives liability, net of $76.6 million, net of transaction costs. The cash payments of $98.4 million to settle the extinguishment of the bonds were accrued in Other current liabilities at June 30, 2003 and were made subsequent to that date. YBCL subsequently received additional binding tenders for a portion of the remaining outstanding Senior Notes and extended the offer deadline (see Note 21, Subsequent Events).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) LONG-TERM DEBT

	June 30, 2003	December 31, 2002
	(unaudited, in thousands)
Sale-leaseback of refractory ore treatment plant	$298,944	$307,880
8 3/8% debentures, net of discount	182,696	204,658
8 5/8% notes, due May 2011, net of discount	222,234	274,339
Newmont Australia 7 5/8% notes, net of premium	121,027	152,690
Newmont Australia 7 1/2% notes, net of premium	91,400	101,850
NYOL 8 7/8% notes	40,435	237,220
6% convertible subordinated debentures	99,980	99,980
Medium-term notes	17,000	32,000
Newmont Australia infrastructure bonds	116,933	99,680
Prepaid forward sales obligation	145,000	145,000
Revolving credit facility	19,000	—
Interest rate swaps	(8,086)	(6,684)
Project financing, capital leases and other	107,025	167,991

	1,453,588	1,816,604
Current maturities	(176,422)	(115,322)

	$1,277,166	$1,701,282

Scheduled minimum long-term debt repayments are $23.6 million for the remainder of 2003, $177.4 million in 2004, $437.0 million in 2005, $109.8 million in 2006, $74.8 million in 2007 and $631.0 million thereafter.

During the six months ended June 30, 2003, the Company repurchased $23.0 million of 8 3/8% debentures, $52.4 million of 8 5/8% notes due in May 2011, $30.9 million of Newmont Australia 7 5/8% notes and $10.0 million of Newmont Australia 7 1/2% notes for total cash consideration of $135.8 million. As a result of these debt repurchases, the Company recognized a Loss on extinguishment of debt of $19.5 million.

In March 2002, Newmont, through an indirect, wholly-owned subsidiary, YBCL, made an offer to repurchase any and all of the outstanding 8 7/8% Senior Notes due 2008 of NYOL. As of the offer date, $300 million principal amount of notes was outstanding. The transaction resulted in redemption of $62.8 million of the outstanding notes at 101% of the principal amount of the notes, plus accrued and unpaid interest as of the repurchase date.

On May 27, 2003, Newmont Mining Corporation initiated an offer through YBCL to acquire all of the outstanding 8 7/8% Senior Notes due April 2008 issued by NYOL (see Note 10, Extinguishment of NYOL Obligations). At June 30, 2003, YBCL had acquired $196.8 million through this offer.

Newmont has extended its offer to acquire the remaining NYOL 8 7/8% Senior Notes and acquired amounts subsequent to June 30, 2003. NYOL also entered into Voluntary Administration (“VA” a form of insolvency proceeding in Australia) subsequent to June 30, 2003 (see Note 21, Subsequent Events).

(12) RECLAMATION AND REMEDIATION

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

Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations.” As a result, Reclamation and remediation liabilities increased by $120.7 million for the fair value of the estimated asset retirement obligations, Other accrued liabilities increased by $2.3 million for worker participation bonuses in Peru (bonuses required by law at Minera Yanacocha based on net income), Deferred income tax assets increased by $6.9 million, Property, plant and mine development, net increased by $69.1 million, Minority interest in subsidiaries decreased by $16.2 million and a $34.5 million loss was recorded for the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative effect of a change in accounting principle, net of tax. At June 30, 2003 and December 31, 2002, $379.8 million and $254.1 million, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2003 and December 31, 2002, respectively, $62.5 million and $48.1 million were accrued for such obligations These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited, in thousands):

Balance December 31, 2002	$302,229
Impact of adoption of SFAS No. 143	120,707
Additions to liabilities	21,460
Liabilities settled	(13,396)
Accretion expense	11,320
Revisions	—

Balance June 30, 2003	$442,320

The current portions of Reclamation and remediation liabilities of $20.3 million and $13.7 million at June 30, 2003 and December 31, 2002, respectively, are included in Other accrued liabilities.

On a pro forma basis, the liabilities for asset retirement obligations would have been $420.0 million and $422.9 million at January 1, 2002 and December 31, 2002, respectively, if SFAS No. 143 had been applied at the beginning of 2002.

There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2003.

The table below presents the impact of the accounting change for the three- and six-month periods ended June 30, 2003 and the pro forma effect for the three- and six-month periods ended June 30, 2002 as if the change had been in effect for that period (unaudited, in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(pro forma)		(pro forma)
Increase/(decrease) to net income
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	$4,815	$1,752	$10,112	$1,905
Base metals	89	—	179	—
Depreciation, depletion, and amortization	(3,420)	(3,307)	(6,833)	(6,614)
Income tax (expense) benefit	(519)	544	(1,210)	1,648
Minority interest	(995)	577	(1,953)	1,204
Equity loss of affiliate	(319)	(201)	(799)	(541)

Net loss before cumulative effect of a change in accounting principle	$(349)	$(635)	$(504)	$(2,398)

Net loss before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00	$0.00	$(0.01)

The table below presents pro forma net income and earnings per share before cumulative effect of a change in accounting principle for the three- and six-month periods ended June 30, 2002 as if the Company had adopted the SFAS No. 143 as of January 1, 2002 (unaudited, in thousands, except per share data):

	Three months ended June 30, 2002		Six months ended June 30, 2002
	Net income applicable to common shares	Income per share	Net income applicable to common shares	Income per share
As reported	$67,121	0.17	$50,753	$0.15
Change in accounting method SFAS No. 143	(635)	—	(2,398)	(0.01)

Pro forma	$66,486	$0.17	$48,355	$0.14

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

Newmont has a “no hedging” philosophy and generally sells its gold production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of Normandy’s acquisition, three of its affiliates had a substantial derivative instrument position. These three affiliates are now known as Newmont Gold Treasury Pty Ltd., Newmont NFM and NYOL. Newmont is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts. A number of NYOL’s hedging positions pertaining to one counterparty are governed by agreements that confer on the relevant counterparties a right to terminate the position prior to its agreed scheduled maturity date. Such a termination would result in an immediate cash settlement of that contract based on the contract’s market value on the date of termination. Exercise of termination rights may result in a cash settlement obligation to NYOL hedge counterparties in excess of funds available to NYOL. NYOL obligations, however, are non-recourse to Newmont and its other subsidiaries.

Gold Commodity Contracts

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate at June 30, 2003 of US$0.67 per A$1.

On May 28, 2003, YBCL offered to acquire all of the gold hedge obligations owed by NYOL from the counterparties (see Note 10, Extinguishment of NYOL Obligations). The offer included two alternatives: the counterparties could elect to receive $0.50 for each dollar of net mark-to-market liability under their individual hedge contracts, as calculated by YBCL as of May 22, 2003; or, in lieu of cash, the counterparties could elect to assign all such contracts with NYOL to YBCL and enter into new hedging contracts with Newmont, such that Newmont would assume obligations equivalent to an undivided 40% of NYOL’s existing hedge obligations with such counterparty.

At the close of the offer YBCL had acceptances from six of the seven gold hedge book counterparties. All of the six counterparties elected to receive $0.50 for each dollar of net mark-to-market liability, as calculated by YBCL as of May 22, 2003. This resulted in a total cash payment from YBCL to the counterparties of approximately $77 million. A gain of $76.6 million was recorded in Gain on extinguishment of NYOL derivatives liability, net due to the extinguishment of the hedge book liability for the six NYOL hedge counterparties who accepted the offer.

NYOL was placed into VA on July 3, 2003 and deconsolidated from the Newmont group as of that date (see Note 21, Subsequent Events). Accordingly, the Company has reclassified to earnings as of June 30, 2003, $542,000 of Accumulated other comprehensive income (“OCI”) related to hedged forecasted sales designated against NYOL’s production scheduled to occur during the period ending September 30, 2003 (the period through which NYOL is expected to remain in VA). No similar reclassification has been made with respect to the amounts in OCI associated with sales expected to occur after September 30, 2003, as the Company believes that it is reasonably possible that those forecasted transactions will occur since the Company expects to regain control of NYOL or its assets by October 1, 2003. Accordingly, the balance deferred in OCI as of June 30, 2003 (a gain of approximately $43.8 million, net of taxes) relating to hedge contracts designated against forecasted sales of NYOL’s production beyond September 30, 2003, will continue to be deferred in OCI. The Company will continue to assess the probability of its regaining control of NYOL and making any necessary adjustments to the balance of OCI in future periods, if required.

For the three months ended June 30, 2003 and 2002, gains of $8.1 million and $1.4 million, respectively, were included in income in Gain (loss) on gold commodity derivative instruments, net for the ineffective portion of derivative instruments designated as cash flow hedges, and a gain of $8.5 million and a loss of $10.8 million, respectively, for the change in fair value of gold commodity contracts that do not qualify as hedges. For the half year ended June 30, 2003 and 2002, gains of $31.0 million and $5.9 million, respectively, were included in income in Gain (loss) on gold commodity derivative instruments, net for the ineffective portion of derivative instruments designated as cash flow hedges, and a gain of $40.6 million and a loss of $9.0 million, respectively, for the change in fair value of gold commodity contracts that do not qualify as hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income (loss), to income for derivative instruments during the next 12 months is a gain of approximately $18.7 million. The maximum period over which hedged forecasted transactions are expected to occur is five years.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gold Forward Sales Contracts

Newmont had no gold forward sales contracts outstanding at June 30, 2003 (unaudited), although positions existed at December 31, 2002. The fair values of these contracts at December 31, 2002 were as follows:

Gold Forward Contracts
(A$ denominated)	US$ (000)
Fixed Forwards	$(138,095)
Floating Rate Forwards	(37,401)
Synthetic Forwards	(34,222)

Total:	$(209,718)

Gold Put Option Contracts

Newmont had the following gold put option contracts at June 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Put Option Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	June 30, 2003	December 31, 2002
								US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	105	203	205	100	20	—	633	$(7,591)	$(6,773)
Average price	$292	$292	$292	$338	$397	$—	$303
A$ Denominated Fixed Purchased Puts:
Ounces	—	—	—	—	—	—	—	$—	$(3,690)
Average price	—	—	—	—	—	—	—	—	—
A$ Denominated Floating Forward Purchased Puts:
Ounces	—	—	—	—	—	—	—	$—	$(12,140)
Average price	—	—	—	—	—	—	—	—
Total:

Ounces	105	203	205	100	20	—	633	$(7,591)	$(22,603)

Average price	$292	$292	$292	$338	$397	$—	$303

Note: Through December 31, 2002, the floating forward purchased put option contracts were accounted for as cash flow hedges as they were statistically proven to qualify as highly effective cash flow hedges through that date. However, due to changes in market conditions during the first quarter of 2003, these contracts were no longer considered highly effective cash flow hedges. The effect of this change was gains of $5.3 million and $10.7 million that were recorded in Gain (loss) on gold commodity derivative instruments, net in income during the three and six months ended June 30, 2003, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at June 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Convertible Put Options and Other Instruments	2003	2004	2005	2006	2007	Thereafter	Total/ Average	June 30, 2003	December 31, 2002
(A$ denomitated)								US$ (000)
Floating Convertible Put Options:
Ounces	—	—	—	—	—	—	—	$—	$(102,952)
Average price	—	—	—	—	—	—	—	—
Knock-out/knock-in Contracts:
Ounces	—	—	—	—	—	—	—	$—	$(6,794)
Average price	—	—	—	—	—	—	—	—
Indexed Forward Contracts:
Ounces	—	—	33	65	65	32	195	$(4,937)	$(15,740)
Average price	$—	$—	$361	$361	$361	$361	$361
Total:

Ounces	—	—	33	65	65	32	195	$(4,937)	$(125,486)

Average price	$—	$—	$361	$361	$361	$361	$361

Sold Convertible Put Options

Newmont had no sold convertible put option contracts outstanding at June 30, 2003, although a position did exist at December 31, 2002. The fair value of the position at December 31, 2002 was positive $14.3 million.

Sold Put Options

Newmont had no sold put option contracts outstanding at June 30, 2003 or December 31, 2002. A sold put position was created during the first quarter of 2003 and was closed out as part of the YBCL transaction during the second quarter (see Note 10, Extinguishment of NYOL Obligations ).

Price-Capped Sales Contracts

Newmont had the following price-capped forward sales contracts outstanding at June 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Price-capped Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	June 30, 2003	December 31, 2002
(US$ Denominated)								US$ (000)
Ounces	—	—	500	—	—	1,850	2,350	N/A	N/A
Average price	$—	$—	$350	$—	$—	$384	$377

Note: The fair value of the price-capped sales contracts of $53.9 million was recorded as deferred revenue in September 2001 and will be included in sales revenue as delivery occurs in 2005 through 2011. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. Newmont Australia also receives US$ fixed interest payments and pays gold lease

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates, which are indexed to market rates. This instrument was marked to market at each period end, with the change reflected in income up until the contract was closed out during the YBCL buy back transaction (see Note 10, Extinguishment NYOL Obligations). However, the indexed portion of the transaction was held with the one counterparty who did not take up the offer. As such this portion of the transaction continues to be marked-to-market at each period end, with the change reflected in income. As at June 30, 2003 and December 31, 2002 the instrument had a negative fair value of $6.2 million and $47.8 million, respectively.

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

Newmont also acquired currency swap contracts to receive A$ and pay US$ designated as hedges of A$ denominated debt. The A$-denominated debt was repaid during the quarter ended June 30, 2002 and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. At June 30, 2003 and December 31, 2002 they had a negative fair value of $2.7 million and $21.9 million, respectively.

Interest Rate Swap Contracts

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at both June 30, 2003 and December 31, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. For the quarters ended June 30, 2003 and June 30, 2002, these transactions resulted in a reduction in interest expense of $1.9 million and $1.4 million, respectively, and $3.6 million ad $2.9 million for the first halves of 2003 and 2002, respectively. These transactions have been designated as fair value hedges and had a fair value of $21.1 million and $13.8 million at June 30, 2003 and December 31, 2002, respectively.

(14) STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Net income	$90,847	$68,990	$208,102	$62,192
Other comprehensive income, net of tax:
Sale of marketable securities of Lihir, net of tax $17,053 and $10,732, respectively	—	(29,036)	—	(18,273)
Unrealized (loss) gain on marketable equity securities, net of tax of $678, $(1,071), $12,655 and $(1,163), respectively	(3,307)	2,499	(49,068)	2,714
Foreign currency translation adjustments	26,146	17,288	32,109	18,125
Changes in fair value of cash flow hedge instruments, net of tax of $1,589, $(16,747), $(20,441) and $(23,631), respectively	(3,709)	39,077	72,546	55,140
Exchange of Echo Bay shares for Kinross shares	—	—	4,572	—

Total other comprehensive income, net of tax	19,130	29,828	60,159	57,706

Comprehensive income	$109,977	$98,818	$268,261	$119,898

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) DIVIDENDS, INTEREST INCOME, FOREIGN CURRENCY EXCHANGE AND OTHER INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Interest income	$2,815	$5,102	$5,020	$7,898
Foreign currency exchange gains (losses)	27,178	6,144	51,884	(1,482)
Gain on sale of exploration properties	189	4,649	1,462	6,402
Other	2,136	(1,052)	5,791	2,440

Total	$32,318	$14,843	$64,157	$15,258

(16) ACCOUNTING CHANGES

Depreciation, Depletion and Amortization

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income during the six months ended June 30, 2002 by $7.7 million, net of tax of $4.1 million, and earnings per common share, basic and diluted, by $0.02 per share.

Reclamation and Remediation

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, which established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted as required on January 1, 2003. See Note 12, Reclamation and Remediation, for complete disclosure of the impact of adopting SFAS 143.

(17) SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

Three Months Ended June 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$185.6	$35.7	$221.3	$231.7	$19.2	$250.9	$32.7	$160.3	$193.0
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.1	$—	$0.1	$—	$2.3	$2.3
Interest expense	$0.1	$—	$0.1	$1.0	$0.1	$1.1	$—	$5.4	$5.4
Exploration and research expense	$5.5	$—	$5.5	$3.7	$0.1	$3.8	$1.2	$2.1	$3.3
Depreciation, depletion and amortization	$34.7	$8.0	$42.7	$40.4	$1.8	$42.2	$6.9	$20.5	$27.4
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$6.3	$2.4	$8.7	$101.0	$5.3	$106.3	$12.0	$3.7	$15.7
Equity income (loss) and impairment of affiliates	$—	$—	$—	$—	$—	$—	$—	$(0.7)	$(0.7)
Cumulative effect of a change in accounting principal, net of tax	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$(5.4)	$(0.2)	$(5.6)	$—	$—	$—	$—	$0.1	$0.1
Write-down of long-lived assets	$—	$—	$—	$1.2	$—	$1.2	$—	$0.6	$0.6
Capital expenditures	$29.6	$1.8	$31.4	$60.6	$0.1	$60.7	$4.8	$14.1	$18.9
Deferred stripping costs	$49.4	$6.6	$56.0	$—	$—	$—	$—	$9.2	$9.2
Total assets	$1,539.2	$142.0	$1,681.2	$1,208.0	$27.5	$1,235.5	$178.4	$1,591.1	$1,769.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$21.4	$37.4	$724.0	$12.8	$—	$—	$—	$736.8
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$171.0	$—	$171.0
Royalties	$—	$—	$—	$—	$—	$10.4	$—	$10.4
Interest income	$—	$—	$2.4	$—	$—	$—	$0.4	$2.8
Interest expense	$0.2	$—	$6.8	$—	$—	$—	$15.9	$22.7
Exploration and research expense	$—	$2.1	$14.7	$1.0	$8.3	$—	$6.2	$30.2
Depreciation, depletion and amortization	$2.9	$8.1	$123.3	$6.7	$0.9	$5.6	$2.8	$139.3
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$9.0	$4.8	$144.5	$(5.1)	$(9.7)	$175.1	$0.9	$305.7
Equity income (loss) and impairment of affiliates	$—	$—	$(0.7)	$—	$—	$—	$(89.3)	$(90.0)
Cumulative effect of a change in accounting principal, net of tax	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$—	$(2.2)	$(7.7)	$—	$—	$—	$—	$(7.7)
Write-down of long-lived assets	$—	$—	$1.8	$—	$—	$—	$—	$1.8
Capital expenditures	$0.2	$6.1	$117.3	$3.6	$8.9	$—	$4.2	$134.0
Deferred stripping costs	$—	$2.8	$68.0	$—	$—	$—	$—	$68.0
Total assets	$101.7	$189.9	$4,983.1	$244.2	$1,217.4	$2,279.6	$1,427.3	$10,151.6

Three Months Ended June 30, 2002

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$186.6	$40.9	$227.5	$149.0	$23.5	$172.5	$23.1	$129.7	$152.8
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.1	$—	$0.1	$0.2	$4.0	$4.2
Interest expense	$—	$—	$—	$2.5	$0.1	$2.6	$—	$10.0	$10.0
Exploration and research expense	$3.9	$—	$3.9	$2.5	$0.2	$2.7	$0.4	$2.5	$2.9
Depreciation, depletion and amortization	$25.2	$9.1	$34.3	$26.2	$3.8	$30.0	$6.4	$23.3	$29.7
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$(0.1)	$7.7	$7.6	$47.7	$8.2	$55.9	$10.1	$7.5	$17.6
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$3.1	$3.1
Amortization of deferred stripping, net	$3.2	$(0.3)	$2.9	$—	$—	$—	$—	$—	$—
Write-down of long-lived assets	$7.4	$—	$7.4	$—	$—	$—	$—	$0.1	$0.1
Capital expenditures	$12.0	$3.7	$15.7	$43.3	$0.4	$43.7	$3.6	$16.3	$19.9
Deferred stripping costs	$76.6	$6.1	$82.7	$—	$—	$—	$—	$—	$—
Total assets	$1,895.7	$175.8	$2,071.5	$1,089.6	$41.4	$1,131.0	$209.8	$2,121.9	$2,331.7

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$22.2	$34.6	$609.6	$22.9	$—	$—	$—	$632.5
Gain on investments, net	$—	$—	$—	$—	$—	$47.3	$—	$47.3
Royalties	$—	$—	$—	$—	$—	$11.2	$—	$11.2
Interest income	$—	$—	$4.3	$—	$—	$0.3	$0.5	$5.1
Interest expense	$0.2	$—	$12.8	$—	$—	$—	$22.3	$35.1
Exploration and research expense	$—	$0.6	$10.1	$1.1	$4.0	$—	$3.6	$18.8
Depreciation, depletion and amortization	$3.1	$10.6	$107.7	$6.7	$2.0	$6.0	$1.2	$123.6
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$9.1	$6.6	$96.8	$7.8	$(5.9)	$4.9	$(2.8)	$100.8
Equity income (loss) of affiliates	$—	$—	$3.1	$—	$—	$1.2	$13.0	$17.3
Amortization of deferred stripping, net	$—	$—	$2.9	$—	$—	$—	$—	$2.9
Write-down of long-lived assets	$—	$—	$7.5	$0.1	$—	$—	$—	$7.6
Capital expenditures	$0.8	$5.1	$85.2	$2.5	$0.0	$0.6	$0.7	$89.0
Deferred stripping costs	$—	$—	$82.7	$—	$—	$—	$—	$82.7
Total assets	$105.1	$530.1	$6,169.4	$488.9	$226.6	$2,073.9	$878.7	$9,837.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$406.6	$76.0	$482.6	$461.2	$39.9	$501.1	$58.5	$284.9	$343.4
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.5	$—	$0.5	$—	$3.6	$3.6
Interest expense	$0.1	$—	$0.1	$2.4	$0.1	$2.5	$—	$14.3	$14.3
Exploration and research expense	$8.8	$—	$8.8	$5.6	$0.1	$5.7	$1.5	$3.5	$5.0
Depreciation, depletion and amortization	$66.3	$18.2	$84.5	$75.9	$3.9	$79.8	$12.5	$40.3	$52.8
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$36.1	$5.4	$41.5	$205.1	$11.0	$216.1	$23.1	$(7.4)	$15.7
Equity income (loss) and impairment of affiliates	$—	$—	$—	$—	$—	$—	$—	$0.5	$0.5
Cumulative effect of a change in accounting principal, net of tax	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(1.1)	$(0.3)
Amortization of deferred stripping, net	$(12.0)	$(0.3)	$(12.3)	$—	$—	$—	$—	$(0.9)	$(0.9)
Write-down of long-lived assets	$—	$—	$—	$1.2	$—	$1.2	$—	$0.6	$0.6
Capital expenditures	$50.0	$2.2	$52.2	$96.0	$0.6	$96.6	$6.4	$24.2	$30.6
Deferred stripping costs	$49.4	$6.6	$56.0	$—	$—	$—	$—	$9.2	$9.2
Total assets	$1,539.2	$142.0	$1,681.2	$1,208.0	$27.5	$1,235.5	$178.4	$1,591.1	$1,769.5

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$42.6	$68.9	$1,438.6	$32.2	$—	$—	$—	$1,470.8
Gain on investments, net	$—	$—	$—	$—	$—	$84.3	$—	$84.3
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$151.5	$—	$151.5
Royalties	$—	$—	$—	$—	$—	$24.9	$—	$24.9
Interest income	$—	$—	$4.1	$—	$—	$0.1	$0.8	$5.0
Interest expense	$0.4	$—	$17.3	$—	$—	$—	$35.3	$52.6
Exploration and research expense	$—	$3.9	$23.4	$1.7	$15.7	$—	$10.9	$51.7
Depreciation, depletion and amortization	$5.5	$15.3	$237.9	$13.8	$1.7	$10.3	$6.2	$269.9
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$18.8	$7.0	$299.1	$(8.9)	$(17.8)	$248.6	$40.0	$561.0
Equity income (loss) and impairment of affiliates	$—	$—	$0.5	$—	$—	$—	$(93.7)	$(93.2)
Cumulative effect of a change in accounting principal, net of tax	$(1.3)	$(3.2)	$(55.2)	$(0.2)	$—	$—	$20.9	$(34.5)
Amortization of deferred stripping, net	$—	$(0.9)	$(14.1)	$—	$—	$—	$—	$(14.1)
Write-down of long-lived assets	$—	$—	$1.8	$—	$—	$—	$—	$1.8
Capital expenditures	$0.7	$12.4	$192.5	$5.8	$9.0	$—	$8.0	$215.3
Deferred stripping costs	$—	$2.8	$68.0	$—	$—	$—	$—	$68.0
Total assets	$101.7	$189.9	$4,983.1	$244.2	$1,217.4	$2,279.6	$1,427.3	$10,151.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2002

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$362.9	$76.5	$439.4	$289.2	$43.4	$332.6	$39.9	$185.9	$225.8
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.2	$—	$0.2	$0.4	$5.4	$5.8
Interest expense	$0.1	$—	$0.1	$5.4	$0.2	$5.6	$0.2	$15.9	$16.1
Exploration and research expense	$6.3	$—	$6.3	$4.3	$0.6	$4.9	$0.6	$3.1	$3.7
Depreciation, depletion and amortization	$52.0	$17.7	$69.7	$61.2	$6.9	$68.1	$9.9	$35.3	$45.2
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$(9.0)	$10.1	$1.1	$75.4	$13.1	$88.5	$17.9	$(3.8)	$14.1
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$3.1	$3.1
Cumulative effect of a change in accounting principal, net of tax	$0.9	$7.2	$8.1	$—	$—	$—	$(0.4)	$—	$(0.4)
Amortization of deferred stripping, net	$9.5	$(0.6)	$8.9	$—	$—	$—	$—	$—	$—
Write-down of long-lived assets	15.3	—	15.3	—	—	—	—	0.3	0.3
Capital expenditures	$20.7	$6.9	$27.6	$69.7	$0.6	$70.3	$5.7	$21.6	$27.3
Deferred stripping costs	$76.6	$6.1	$82.7	$—	$—	$—	$—	$—	$—
Total assets	$1,895.7	$175.8	$2,071.5	$1,089.6	$41.4	$1,131.0	$209.8	$2,121.9	$2,331.7

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$37.4	$56.6	$1,091.8	$32.3	$—	$—	$—	$1,124.1
Gain on investments, net	$—	$—	$—	$—	$—	$47.3	$—	$47.3
Royalties	$—	$—	$—	$—	$—	$15.0	$—	$15.0
Interest income	$—	$—	$6.0	$—	$—	$1.1	$0.8	$7.9
Interest expense	$0.3	$—	$22.1	$—	$—	$—	$44.1	$66.2
Exploration and research expense	$—	$0.6	$15.5	$1.2	$7.4	$—	$6.3	$30.4
Depreciation, depletion and amortization	$5.4	$16.0	$204.4	$7.0	$3.5	$8.2	$2.7	$225.8
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$14.5	$8.9	$127.1	$6.2	$(10.8)	$5.8	$(31.7)	$96.6
Equity income (loss) of affiliates	$—	$—	$3.1	$—	$—	$0.7	$14.9	$18.7
Cumulative effect of a change in accounting principal, net of tax	$—	$—	$7.7	$—	$—	$—	$—	$7.7
Amortization of deferred stripping, net	$—	$—	$8.9	$—	$—	$—	$—	$8.9
Write-down of long-lived assets	$—	$—	$15.6	$0.3	$—	$—	$—	$15.9
Capital expenditures	$2.7	$5.9	$133.8	$4.1	$0.2	$0.6	$2.1	$140.8
Deferred stripping costs	$—	$—	$82.7	$—	$—	$—	$—	$82.7
Total assets	$105.1	$530.1	$6,169.4	$488.9	$226.6	$2,073.9	$878.7	$9,837.5

(18) COMMITMENTS AND CONTINGENCIES

General

The Company follows Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it as at least reasonably possible that a loss may be incurred.

Operating Segments

The Company’s operating segments are identified in Note 17. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 18 relate to the Corporate and Other category. The Newmont Madencilik A.S. matters are related to the Other International operating segment. The Nevada Operations matters under Newmont

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

USA Limited are related to the Nevada operating segment. The Minera Yanacocha matters are related to the Yanacocha operating segment. The Yandal Gold Pty Ltd. and the Newmont Australia Limited matters are related to the Other Australia operating segment.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2003 and at December 31, 2002, $379.8 million and $254.1 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. On January 1, 2003, the Company adopted SFAS 143, “Asset Retirements Obligations” (see Accounting Changes).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $62.5 million and $48.1 million were accrued for such obligations at June 30, 2003 and December 31, 2002, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 49% greater or 32% lower than the amount accrued at June 30, 2003. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

Details about certain of the more significant sites involved are discussed below.

Battle Mountain Resources, Inc.-100% Newmont Owned

San Luis, Colorado: The San Luis open-pit gold mine in southern Colorado was operated by Battle Mountain Resources, Inc. and ceased operations in November 1996. Since then, substantial closure and reclamation work has been performed. In August 1999, the Colorado Department of Public Health and Environment (“CDPHE”) issued a notice of violation of the Water Quality Control Act and in October 1999 amended the notice to authorize operation of a water treatment facility and the discharge of treated water. Battle Mountain Resources has made all submittals required by the CDPHE notice and conducted the required response activities. Battle Mountain Resources negotiated a settlement with CDPHE resolving alleged violations that became effective September 1, 2000. In October 2000, the CDPHE received an “Application for Reconsideration of Order for Civil Penalty” filed by project opponents, seeking to appeal the terms of the settlement. The application was denied by CDPHE. Project opponents filed a judicial appeal in the District Court for Costilla County, Colorado, and Battle Mountain Resources intervened to protect its interest in the settlement. In May 2002 this matter was resolved and the settlement was upheld in favor of CDPHE and Battle Mountain Resources.

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

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In March 2003, the EPA notified Dawn and Newmont that it had thus far expended $11.5 million on the remedial investigation/feasibility study under CERCLA.

The EPA has asserted that Dawn and Newmont are liable for reclamation or remediation work and costs at the mine. Dawn does not have sufficient funds to pay for the reclamation plan it proposed or for any alternate plan, or for any additional remediation work or costs at the mine. Newmont intends to vigorously contest any claims as to its liability.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Newmont Modencilik A.S.—100% Newmont Owned

The Ovacik mine has a long history of legal challenges to the operation of the mine and, in particular, its use of cyanide in gold production. These challenges involve a multitude of proceedings and have a complex procedural history that, in June 2001, resulted in a judicial order granting the plaintiffs’ request to cancel Ovacik’s operating permits. Newmont has appealed this decision and, at present, the mine continues to operate under interim licenses pending the outcome of Newmont’s appeal. In addition, the Ovacik mine is the subject of a separate action being brought against the Turkish government in the European Court of Human Rights (“ECHR”). The plaintiffs in that case assert that the Turkish government’s authorization of operating permits and use of cyanide for the Ovacik mine violates Turkish law and Turkey’s obligations under the European Convention on Human Rights. Plaintiffs have asked, among other things, that the ECHR grant interim relief ordering the shutdown of the mine pending the ECHR’s hearing and decision on the merits. Newmont has intervened in this action. Newmont cannot reasonably predict the final outcome of any of the above-described legal proceedings. Either the Turkish courts or the ECHR, however, might grant relief that could require the closure of the mine or the interruption of mining activities.

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

Newmont USA Limited—100% Newmont Owned

Pinal Creek: Newmont is a defendant in a lawsuit brought in U.S. District Court in Arizona by the Pinal Creek Group, alleging that the company and others are responsible for some portion of costs incurred to address groundwater contamination emanating from copper mining operations located in the area of Globe and Miami, Arizona. Two former subsidiaries of Newmont, Pinto Valley Copper Corporation and Magma Copper Company (now known as BHP Copper Inc.), owned some of the mines in the area between 1983 and 1987. The court has dismissed plaintiffs’ claims seeking to hold Newmont liable for the acts or omissions of its former subsidiaries. Based on information presently available, Newmont believes it has strong defenses to plaintiffs’ remaining claims, including, without limitation, that Newmont’s agents did not participate in any pollution causing activities; that Newmont’s liabilities, if any, were contractually transferred to one of the plaintiffs; that portions of plaintiffs’ claimed damages are not

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoverable; and that Newmont’s equitable share of liability, if any, would be immaterial to Newmont. While Newmont has denied liability and is vigorously defending these claims, we cannot reasonably predict the final outcome of this lawsuit.

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

In October 2002, Great Basin Mine Watch (Appellant) filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Appellant alleges that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont has intervened in this action on behalf of the NDEP. A hearing before the Nevada State Environmental Commission was held in June 2003 in Elko, Nevada. At the end of the hearing, the Commission ruled in favor of NDEP on all claims and affirmed NDEP’s renewal of the Clean Water Act discharge permit. It is unclear at this time whether Great Basin Mine Watch will appeal this decision. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a structure for evaluation of damages and possible restoration activities that may be required if it is concluded such damages have occurred.

Other Legal Matters

Newmont USA Limited—100% Newmont Owned

Peru: In February 2002, a French citizen filed a complaint against the Company and certain of its subsidiaries and former officers, Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”), one of Buenaventura’s subsidiaries, and other individuals, in U.S. District Court in Denver. The plaintiff alleges that he had an arrangement with Normandy Mining Limited, under which his fee was dependent on the outcome of the Minera Yanacocha shareholder dispute (which was resolved in 2000 pursuant to a comprehensive settlement agreement among the parties). The suit alleges that the defendants violated the federal Racketeer Influenced Corrupt Organization Act (“RICO”), and a parallel Colorado statute, by corrupting the Peruvian Supreme Court in 1998. Various common law torts including conspiracy, defamation, and tortuous interference with beneficial economic interests are also alleged. The suit seeks damages of not less than $25 million plus interest (which could be subject to trebling), as well as unspecified punitive damages. A motion to dismiss this lawsuit is currently pending before the Court, and the Company is and will continue to vigorously defend itself against these allegations.

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

On September 10, 2001, Mineral Yanacocha, various wholly owned subsidiaries of Newmont, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the elemental mercury spill incident. The Denver District Court dismissed this action on May 22, 2002, and the court reaffirmed this ruling on July 30, 2002. Plaintiffs’ attorneys have appealed this dismissal.

In July 2002, other lawsuits were served against Minera Yanacocha, various wholly owned subsidiaries of Newmont and/or other defendants in the Denver District Court for the State of Colorado and in the United States District Court for the District of Colorado, by approximately 140 additional Peruvian plaintiffs and by the same plaintiffs who filed the September 2001 lawsuit. These actions also seek compensatory and punitive damages based on claims associated with the elemental mercury spill incident. All of these lawsuits have been stayed pending the outcome of the appeal in the September 2001 matter.

Additional lawsuits relating to the Choropampa incident were filed against Minera Yanacocha in two of the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits previously have entered into settlement agreements with Minera Yanacocha. The two courts issued opposite rulings on the validity of these agreements. Resolution of the matter is now pending before a higher court.

Neither Newmont nor Minera Yanacocha can reasonably predict the final outcome of any of the above-described lawsuits.

Cerro Quilish: Minera Yanacocha is involved in a dispute with the Provincial Municipality of Cajamarca regarding the authority of that governmental body to regulate the development of the Cerro Quilish ore deposit (which contains reserves of 1.9 million equity ounces). Cerro Quilish is located in the same watershed in which the City of Cajamarca is located. The Municipality has enacted an ordinance declaring Cerro Quilish and its watershed to be a reserved and natural protected area. Minera Yanacocha challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas. The case was heard in early 2003, and on April 30, 2003, the Constitutional Tribunal issued a decision holding that, because Minera Yanacocha acquired the mining concessions in the Cerro Quilish area many years before the adoption of the contested ordinance, its rights were not impacted by the ordinance. On May 8, 2003, the Constitutional Tribunal reaffirmed its ruling in this mater.

Minera Yanacocha is committed to completing a full environmental impact study prior to initiating any development at Cerro Quilish, and will adopt mitigation measures necessary to protect the quality and quantity of the water supply of the City of Cajamarca. While the central government has the primary responsibility and the necessary technical expertise to regulate this matter, the Company

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Yandal Gold Pty Ltd.—100% Newmont Owned

Newmont Yandal Operations: In a Federal Court action brought by the Australian Securities and Investment Commission (“ASIC”) against Yandal Gold Pty Ltd., a subsidiary of Newmont Australia Limited, Edensor Nominees Pty Ltd (“Edensor”), and others in relation to the 1999 acquisition of Great Central Mines (“GCM”, now named Newmont Yandal Operations Pty Ltd), the judge found violations of the Australian Corporations Law and ordered payment by Edensor to ASIC of A$28.5 million for distribution to former GCM shareholders. The judge also entered an order allowing the former shareholders to elect to reacquire their shares in GCM. After appeals to the Full Federal Court and the High Court on jurisdictional matters, the Full Federal Court rejected Edensor’s appeal on the merits and in September 2002, the High Court declined further review of the matter. Newmont Australia Limited had previously agreed to pay one-half of the A$28.5 million and, after finalizing an additional commercial transaction with Edensor in relation to certain mining properties and interests, Newmont Australia Limited paid in full A$28.5 million plus interest to ASIC in September 2002 all of which has been accounted for as part of the Normandy purchase price. Newmont Australia Limited filed a motion with the Federal Court to negate that portion of its original order granting former GCM shareholders the right to reacquire their shares and ASIC consented to the orders sought in this motion. On February 18, 2003, the Court granted the application for the consent orders such that the former GCM shareholders will not have the opportunity to reacquire their shares in GCM.

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes with under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, but many of which are the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company will undergo a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation of the rules or the application of certain rules to the Company’s business conducted within the country involved. As of June 30, 2003 and December 31, 2002 the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $321.5 million. This amount represents what the Company believes will be the probable outcome from the settlement of such disputes for all tax years for which additional income taxes can be assessed.

Guarantee of Third Party Indebtedness

Newmont USA Limited has guaranteed Pollution Control Revenue Bonds with a principal amount of $35.7 million, due 2009, of BHP Copper Inc., formerly known as Magma Copper Company. At the time the bonds were issued, Magma was a wholly owned subsidiary of Newmont USA Limited. Magma was spun-off as an independent, separately traded company in 1987, and was acquired in 1995 by the company now known as BHP Billiton Limited. Newmont USA Limited will be required to perform under the guarantee in the event that BHP Copper defaults on the bonds; in that event, Newmont USA Limited would be liable for the amount of any unpaid principal and interest outstanding at the time of the default. It is expected that Newmont USA Limited will be required to remain liable on this guarantee as long as the bonds remain outstanding. Newmont USA Limited currently has no carrying value for this contingent liability, because it does not expect to have to pay any amount under the guarantee in the future given the financial strength of BHP Copper’s parent company. In the event that it does have to perform under the guarantee, Newmont USA Limited would have a right of subrogation to the bondholders.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments and Contingencies

In a 1993 asset exchange, a wholly owned subsidiary transferred a coal lease under which the subsidiary had collected advance royalty payments totaling $484 million. From 1994 to 2018, remaining advance payments under the lease to the transferee total $390 million. In the event of title failure as stated in the lease, this subsidiary has a primary obligation to refund previously collected payments and has a secondary obligation to refund any of the $390 million collected by the transferee, if the transferee fails to meet its refund obligation. The subsidiary has no direct liability to the lessor and has title insurance on the leased coal deposits of $240 million covering the secondary obligation. The Company and the subsidiary regard the circumstances entitling the lessor to a refund as remote. The Company has agreed to maintain the subsidiary’s net worth at $108 million until July 1, 2025.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2003 and December 31, 2002, there were $199.1 million and $177.0 million of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in the Financing Activities section of Management’s Discussion and Analysis of Results of Operations and Financial Condition). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) PRO FORMA STOCK OPTION COMPENSATION EXPENSE

The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost has been recognized for its stock options. Had compensation cost for the options been determined based on market value at grant dates as prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been the pro forma amounts indicated below (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income applicable to common shares
As reported	$90.8	$67.1	$208.1	$58.4
SFAS 123 expense	(5.4)	(1.7)	(8.2)	(4.7)

Pro forma	$85.4	$65.4	$199.9	$53.7

Net income (loss) per share, basic
As reported	$0.22	$0.17	$0.52	$0.17
SFAS 123 expense	(0.01)	(0.01)	(0.02)	(0.01)

Pro forma	$0.21	$0.16	$0.50	$0.16

Net income (loss) per share, diluted
As reported	$0.22	$0.17	$0.51	$0.17
SFAS 123 expense	(0.01)	(0.01)	(0.02)	(0.01)

Pro forma	$0.21	$0.16	$0.49	$0.16

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

	Three Months Ended June 30, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$519.6	$204.4	$—	$724.0
Sales—base metals, net	—	—	12.8	—	12.8
Royalties	—	0.1	10.7	(0.4)	10.4

	—	519.7	227.9	(0.4)	747.2

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	281.6	142.8	(0.7)	423.7
Base metals	—	—	10.0	—	10.0
Depreciation, depletion and amortization	—	93.7	45.6	—	139.3
Exploration and research	—	16.6	13.6	—	30.2
General and administrative	—	23.2	7.7	0.4	31.3
Write-down of long-lived assets	—	1.2	0.6	—	1.8
Other	—	4.0	(1.6)	—	2.4

	—	420.3	218.7	(0.3)	638.7

Other income (expense)
Gain on gold commodity derivative instruments, net	—	(18.6)	111.8	(76.6)	16.6
Gain on extinguishment of NYOL bonds, net	—	—	—	94.4	94.4
Gain on extinguishment of NYOL derivatives liability, net	—	—	—	76.6	76.6
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	5.3	8.4	2.0	(15.7)	—
Dividends, interest income, foreign currency exchange and other income (loss)	31.2	8.5	(7.4)	—	32.3
Interest expense—intercompany	(2.4)	(1.5)	(11.8)	15.7	—
Interest expense, net of capitalized interest	(0.6)	(16.7)	(5.4)	—	(22.7)

	33.5	(19.9)	89.2	94.4	197.2

Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates	33.5	79.5	98.4	94.3	305.7
Income tax expense	(11.8)	(28.2)	(18.5)	(30.5)	(89.0)
Minority interest in (income) loss of subsidiaries	—	(36.9)	12.9	(11.8)	(35.8)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(107.8)	—	(107.8)
Equity income (loss) of affiliates	69.2	18.4	138.0	(207.8)	17.8

Net income (loss)	90.9	32.8	123.0	(155.8)	90.9
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common shares	$90.9	$32.8	$123.0	$(155.8)	$90.9

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2002
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$436.8	$172.7	$—	$609.5
Sales—base metals, net	—	—	22.9	—	22.9
Royalties	—	0.6	12.4	(1.8)	11.2

	—	437.4	208.0	(1.8)	643.6

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	276.1	109.6	(2.3)	383.4
Base metals	—	—	8.7	—	8.7
Depreciation, depletion and amortization	—	68.3	55.3	—	123.6
Exploration and research	—	10.9	7.9	—	18.8
General and administrative	—	20.8	6.9	—	27.7
Other	—	(0.5)	(1.3)	—	(1.8)

	—	375.6	187.1	(2.3)	560.4

Other income (expense)
Gain on investments	—	47.3	—	—	47.3
Gain (loss) on gold commodity derivative instruments, net	—	0.4	(9.9)	—	(9.5)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	5.0	1.4	8.5	(14.9)	—
Dividends, interest income, foreign currency exchange and other income	—	3.6	11.3	—	14.9
Interest expense—intercompany	(5.6)	(2.8)	(6.2)	14.6	—
Interest expense, net of capitalized interest	—	(25.1)	(10.0)	—	(35.1)

	(0.6)	24.8	(6.3)	(0.3)	17.6

Pre-tax (loss) income before minority interest and equity income (loss)	(0.6)	86.6	14.6	0.2	100.8
Income tax (expense) benefit	—	(18.5)	(15.4)	4.1	(29.8)
Minority interest in (income) loss of subsidiaries	(7.4)	(18.3)	(0.1)	6.5	(19.3)
Equity loss of Australian Magnesium Corporation	—	—	(0.7)	—	(0.7)
Equity income (loss) of affiliates	77.0	13.5	15.0	(87.5)	18.0

Net income (loss)	69.0	63.3	13.4	(76.7)	69.0
Preferred stock dividends	(1.9)	—	—	—	(1.9)

Net income (loss) applicable to common shares	$67.1	$63.3	$13.4	$(76.7)	$67.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$1,077.2	$361.4	$—	$1,438.6
Sales—base metals, net	—	—	32.2	—	32.2
Royalties	—	0.1	25.7	(0.9)	24.9

	—	1,077.3	419.3	(0.9)	1,495.7

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	573.6	250.4	(1.3)	822.7
Base metals	—	—	25.3	—	25.3
Depreciation, depletion and amortization	—	181.2	88.7	—	269.9
Exploration and research	—	27.4	24.3	—	51.7
General and administrative	—	43.1	14.1	0.5	57.7
Write-down of long-lived assets	—	1.2	0.6	—	1.8
Other	—	28.8	3.4	(7.6)	24.6

	—	855.3	406.8	(8.4)	1,253.7

Other income (expense)
Gain (loss) on investments, net	—	—	91.9	(7.6)	84.3
Gain on gold commodity derivative instruments, net	—	(18.6)	166.8	(76.6)	71.6
Gain on extinguishment of NYOL bonds, net	—	—	—	94.4	94.4
Gain on extinguishment of NYOL derivatives liability, net	—	—	—	76.6	76.6
Loss on extinguishment of debt	—	(14.3)	(5.2)	—	(19.5)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	10.2	12.5	6.1	(28.8)	—
Dividends, interest income, foreign currency exchange and other income (loss)	56.1	11.2	(3.1)	—	64.2
Interest expense—intercompany	(4.6)	(4.9)	(19.3)	28.8	—
Interest expense, net of capitalized interest	(1.1)	(37.3)	(14.2)	—	(52.6)

	60.6	(51.4)	223.0	86.8	319.0

Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	60.6	170.6	235.5	94.3	561.0
Income tax expense	(21.2)	(49.1)	(50.8)	(30.5)	(151.6)
Minority interest in (income) loss of subsidiaries	—	(75.9)	9.4	(7.1)	(73.6)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(119.5)	—	(119.5)
Equity income (loss) of affiliates	168.7	25.8	154.0	(322.2)	26.3

Net income (loss) before cumulative effect of a change in accounting principle	208.1	71.4	228.6	(265.5)	242.6
Cumulative effect of a change in accounting principle, net of tax	—	(31.5)	(3.0)	—	(34.5)

Net income (loss)	208.1	39.9	225.6	(265.5)	208.1
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common shares	$208.1	$39.9	$225.6	$(265.5)	$208.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Six Months Ended June 30, 2002
	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$840.8	$251.0	$—	$1,091.8
Sales—base metals, net	—	—	32.3	—	32.3
Royalties	—	1.2	16.2	(2.4)	15.0

	—	842.0	299.5	(2.4)	1,139.1

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	552.4	162.3	(2.7)	712.0
Base metals	—	—	19.4	—	19.4
Depreciation, depletion and amortization	—	149.4	76.4	—	225.8
Exploration and research	—	19.8	10.6	—	30.4
General and administrative	—	37.6	11.4	—	49.0
Other	—	2.4	(3.3)	—	(0.9)

	—	761.6	276.8	(2.7)	1,035.7

Other income (expense)
Gains on investments	—	47.3	—	—	47.3
Gain (loss) on gold commodity derivative instruments, net	—	0.4	(3.5)	—	(3.1)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	5.0	1.9	10.6	(17.5)	—
Dividends, interest income, foreign currency exchange and other income (loss)	—	8.6	6.6	—	15.2
Interest expense—intercompany	(5.6)	(2.8)	(9.1)	17.5	—
Interest expense, net of capitalized interest	—	(50.2)	(16.0)	—	(66.2)

	(0.6)	5.2	(11.4)	—	(6.8)

Pre-tax (loss) income before minority interest, equity income (loss) and cumulative effect of a change in accounting principle	(0.6)	85.6	11.3	0.3	96.6
Income tax (expense) benefit	—	(16.8)	(18.3)	4.1	(31.0)
Minority interest in (income) loss of subsidiaries	(7.4)	(28.8)	1.4	5.0	(29.8)
Equity loss of Australian Magnesium Corporation	—	—	(0.7)	—	(0.7)
Equity income (loss) of affiliates	—	15.0	4.4	—	19.4
Equity income (loss) of subsidiaries	70.2	—	9.1	(79.3)	—

Net income (loss) income before cumulative effect of a change in accounting principle	62.2	55.0	7.2	(69.9)	54.5
Cumulative effect of a change in accounting principle, net of tax	—	7.7	—	—	7.7

Net income (loss)	62.2	62.7	7.2	(69.9)	62.2
Preferred stock dividends	(3.8)	—	—	—	(3.8)

Net income (loss) applicable to common shares	$58.4	$62.7	$7.2	$(69.9)	$58.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheets	At June 30, 2003
	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
ASSETS
Cash and cash equivalents	$—	$181.7	$93.0	$—	$274.7
Marketable securities—short-term	—	1.5	10.5	—	12.0
Accounts receivable	154.0	36.3	284.0	(429.3)	45.0
Inventories	—	131.6	38.9	—	170.5
Stockpiles and ore on leach pads	—	255.4	21.6	—	277.0
Prepaid taxes	—	19.3	—	—	19.3
Deferred stripping costs—short term	—	24.0	4.7	—	28.7
Deferred income tax assets	—	(3.8)	57.3	—	53.5
Newmont Australia infrastructure bonds	—	—	114.3	—	114.3
Other current assets	390.1	20.7	155.7	(503.2)	63.3

Current assets	544.1	666.7	780.0	(932.5)	1,058.3
Property, plant and mine development, net	—	1,955.7	387.4	—	2,343.1
Mineral interests and other intangible assets, net	—	253.2	1,151.9	—	1,405.1
Investments	—	684.9	869.8	(859.6)	695.1
Investment in subsidiaries	4,901.3	—	2,078.6	(6,979.9)	—
Marketable securities—long-term	—	—	291.0	—	291.0
Deferred stripping costs—long term	—	32.0	7.3	—	39.3
Long-term stockpiles and ore on leach pads	—	260.2	22.3	—	282.5
Deferred income tax assets	15.1	538.4	325.8	—	879.3
Other long-term assets	0.8	554.6	4.8	(471.0)	89.2
Goodwill	—	93.7	2,975.0	—	3,068.7

Total assets	$5,461.3	$5,039.4	$8,893.9	$(9,243.0)	$10,151.6

LIABILITIES
Current portion of long-term debt	$—	$58.9	$117.5	$—	$176.4
Accounts payable	129.5	208.2	101.7	(288.4)	151.0
Deferred income tax liabilities	—	8.8	0.4	—	9.2
Derivative instruments	—	(5.7)	13.6	—	7.9
Employee-related benefits—short-term	—	77.6	39.6	—	117.2
Other accrued liabilities	20.7	541.1	499.7	(641.4)	420.1

Current liabilities	150.2	888.9	772.5	(929.8)	881.8
Long-term debt	19.0	993.6	264.6	—	1,277.2
Reclamation and remediation liabilities	—	295.9	126.1	—	422.0
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	(53.3)	70.6	—	17.3
Deferred income tax liabilities	64.0	145.8	501.9	30.5	742.2
Employee related benefits—long-term	—	214.7	—	—	214.7
Other long-term liabilities	294.2	107.2	546.3	(568.1)	379.6

Total liabilities	527.4	2,646.6	2,282.0	(1,467.4)	3,988.6

Minority interest in subsidiaries	—	409.6	346.5	(393.9)	362.2

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	579.7	—	0.1	(0.1)	579.7
Additional paid-in capital	4,284.6	2,045.1	5,785.6	(6,962.0)	5,153.3
Accumulated other comprehensive (loss) income	(3.9)	(43.6)	(10.6)	54.2	(3.9)
Retained (deficit) earnings	73.5	(18.3)	429.6	(413.1)	71.7

Total stockholders’ equity	4,933.9	1,983.2	6,265.4	(7,381.7)	5,800.8

Total liabilities and stockholders’ equity	$5,461.3	$5,039.4	$8,893.9	$(9,243.0)	$10,151.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2002
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
ASSETS
Cash and cash equivalents	$—	$165.1	$236.6	$—	$401.7
Marketable securities—short-term	—	0.6	12.6	—	13.2
Accounts receivable	14.2	43.1	184.4	(197.2)	44.5
Inventories	—	126.4	42.9	—	169.3
Stockpiles and ore on leach pads	—	308.9	20.1	—	329.0
Prepaid taxes	—	28.3	—	—	28.3
Deferred stripping costs—short term	—	25.1	7.0	—	32.1
Deferred income tax assets	—	4.6	46.9	—	51.5
Other current assets	331.9	163.8	221.0	(673.0)	43.7

Current assets	346.1	865.9	771.5	(870.2)	1,113.3
Property, plant and mine development, net	—	1,916.5	370.5	—	2,287.0
Mineral interests and other intangible assets, net	—	243.6	1,171.7	—	1,415.3
Marketable securities—long-term	—	661.0	3,276.7	(2,731.0)	1,206.7
Investment in subsidiaries	4,516.9	—	—	(4,516.9)	—
Deferred stripping costs—long term	—	18.6	4.7	—	23.3
Long-term stockpiles and ore on leach pads	—	171.1	28.7	—	199.8
Deferred income tax assets	—	481.1	280.3	—	761.4
Other long-term assets	1.0	318.3	28.0	(227.2)	120.1
Goodwill	—	93.7	2,933.9	—	3,027.6

Total assets	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

LIABILITIES
Current portion of long-term debt	$—	$91.5	$23.8	$—	$115.3
Accounts payable	115.9	81.4	104.9	(196.9)	105.3
Deferred income tax liabilities	—	26.9	1.6	—	28.5
Derivative instruments	—	—	75.0	—	75.0
Employee-related benefits—short-term	—	63.8	37.2	—	101.0
Other accrued liabilities	48.3	422.5	471.0	(673.4)	268.4

Current liabilities	164.2	686.1	713.5	(870.3)	693.5
Long-term debt	—	1,090.1	611.2	—	1,701.3
Reclamation and remediation liabilities	—	168.0	120.5	—	288.5
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	388.7	—	388.7
Deferred income tax liabilities	49.0	155.2	452.2	—	656.4
Employee related benefits—long-term	—	232.8	1.3	—	234.1
Other long-term liabilities	161.0	95.1	335.6	(227.3)	364.4

Total liabilities	374.2	2,481.1	2,623.0	(1,097.6)	4,380.7

Minority interest in subsidiaries	—	379.3	365.1	(389.8)	354.6

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	565.0	—	0.1	(0.1)	565.0
Additional paid-in capital	4,109.0	2,022.2	5,688.7	(6,781.5)	5,038.4
Accumulated other comprehensive (loss) income	(64.0)	(54.3)	(74.7)	129.0	(64.0)
Retained (deficit) earnings	(120.2)	(58.5)	203.1	(144.6)	(120.2)

Total stockholders’ equity	4,489.8	1,909.4	5,877.9	(6,857.9)	5,419.2

Total liabilities and stockholders’ equity	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$208.1	$39.9	$225.6	$(265.5)	$208.1
Adjustments to reconcile net income to net cash provided by operating activities	(224.8)	212.2	(133.3)	265.4	119.5
Change in working capital	15.3	(19.3)	(73.9)	(24.8)	(102.7)

Net cash (used in) provided by operating activities	(1.4)	232.8	18.4	(24.9)	224.9

Investing activities:
Additions to property, plant and mine development	—	(160.7)	(54.6)	—	(215.3)
Proceeds from sale of short-term investments	—	10.0	(56.2)	—	(46.2)
Proceeds from sale of TVX Newmont Americas	—	—	180.0	—	180.0
Investments in affiliates and other	0.6	10.1	(48.4)	—	(37.7)

Net cash provided by (used in) investing activities	0.6	(140.6)	20.8	—	(119.2)

Financing activities:
Net borrowings (repayments)	4.5	(75.6)	(136.3)	—	(207.4)
Dividends paid on common and preferred stock	(28.6)	—	(3.7)	—	(32.3)
Proceeds from stock issuance and other	24.9	—	(24.9)	24.9	24.9

Net cash provided by (used in) financing activities	0.8	(75.6)	(164.9)	24.9	(214.8)

Effect of exchange rate changes on cash	—	—	(17.9)	—	(17.9)

Net change in cash and cash equivalents	—	16.6	(143.6)	—	(127.0)
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	—	181.7	93.0	—	274.7

	Six Months Ended June 30, 2002
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$62.2	$62.7	$7.2	$(69.9)	$62.2
Adjustments to reconcile net income to net cash provided by operating activities	0.3	114.9	86.5	(0.3)	201.4
Change in working capital	—	11.1	(76.6)	—	(65.5)

Net cash provided by operating activities	62.5	188.7	17.1	(70.2)	198.1

Investing activities:
Additions to property, plant and mine development	—	(100.1)	(40.7)	—	(140.8)
Proceeds from sale of short-term investments	—	—	406.7	—	406.7
Proceeds from sale of marketable securities of Lihir	—	84.0	—	—	84.0
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Net cash effect of acquisitions	(87.9)	—	—	—	(87.9)
Investments in affiliates	(70.2)	—	—	70.2	—
Proceeds from asset sales and other	—	(19.2)	14.4	—	(4.8)

Net cash provided by (used in) investing activities	(158.1)	(35.3)	431.2	70.2	308.0

Financing activities:
Net borrowings (repayments)	58.8	(180.6)	(300.9)	—	(422.7)
Dividends paid on common and preferred stock	(22.6)	—	(3.3)	—	(25.9)
Proceeds from stock issuance	59.3	3.6	—	—	62.9
Other	0.1	(0.7)	—	—	(0.6)

Net cash provided by (used in) financing activities	95.6	(177.7)	(304.2)	—	(386.3)

Effect of exchange rate changes on cash	—	1.6	14.6	—	16.2

Net change in cash and cash equivalents	—	(22.7)	158.7	—	136.0
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$126.7	$158.7	$—	$285.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21) SUBSEQUENT EVENTS

NYOL

On July 3, 2003, the board of directors of NYOL resolved to place the company into VA as it is insolvent or likely to become insolvent. In conjunction with the VA process, Newmont has made an offer to the administrator for NYOL that, if accepted, would bring NYOL out of VA. The offer effectively values the assets at $200 million and may result in NYOL’s outstanding third-party Senior Note holders and the remaining hedge contract counterparty receiving not more than $0.40 on the dollar. If Newmont’s offer is accepted, NYOL would be returned to the control of its directors, and its employees would continue their employment as usual. In addition, Newmont will honor any prior unpaid obligations to NYOL’s employees and offer trade creditors payment in full.

In order to comply with applicable requirements and to allow holders of NYOL’s outstanding 8 7/8% Senior Notes more time to assess these developments, YBCL extended the expiration of the offer to acquire the Senior Notes to July 11, 2003. YBCL subsequently extended the deadline to July 18, 2003. Since June 30, 2003, YBCL has received tenders for an additional $40.2 million of principal, such that YBCL has now received tenders for a total of $237.0 million of principal, or 99.9% of the original $237.2 million outstanding third-party principal at the date of its initial offer.

Mesquite Mine

On July 3, 2003, Newmont signed a letter of intent with Western Goldfields, Inc. (“WGI”) to sell its Mesquite mine. Under the terms of the proposed transaction, Newmont would sell the majority of the assets of the operation to WGI in exchange for restricted common stock and warrants to purchase common stock of WGI, a 50% net profits interest royalty on future production from existing leach pads, net smaller return royalties on production from future expansion, and assumption of reclamation and remediation liabilities by WGI associated with the operation. Newmont would also be released from the performance bonds for reclamation, remediation, mine closure and other obligations associated with the assets being sold. The transaction is subject to certain conditions precedent before closing, including the completion of due diligence by WGI. The transaction is not expected to have a significant impact on Newmont’s results of operations, cash flows or from financial position.

Australian Magnesium Corporation (“AMC”)

On July 22, 2003, AMC issued 16,115,754 of ordinary shares to a shareholder other than Newmont. As a result of the issuance, Newmont’s holdings in AMC were diluted to a 26.9% interest in the company. The transaction did not have a significant impact on Newmont’s results of operations, cash flows or financial position.

(22) SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the six months ended June 30, 2003 was 9.2%. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Newmont guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). The discussion should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis included in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2002. References to “A$” refer to Australian currency, “CDN$” to Canadian currency, and “US$” or “$” to United States currency.

Accounting Changes

Depreciation, depletion and amortization

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to Depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income during the six months ended June 30, 2002 by $7.7 million, net of tax of $4.1 million and increased net income per share by $0.02.

Reclamation

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established uniform methodology for accounting for estimated reclamation and abandonment costs. Newmont adopted the statement on January 1, 2003 when the Company recorded the estimated fair value of reclamation liabilities (“asset retirement obligation” or “ARO”) and increased the carrying amount of the related assets (“asset retirement cost” or “ARC”) to be retired in the future. The ARC will be depreciated over the life of the related assets and will be adjusted for changes resulting from revisions to either the timing or amount of the original ARO fair value estimate. The cumulative effect of this change in accounting principle decreased net income during the six months ended June 30, 2003 by $34.5 million, net of tax of $11.2 million, and decreased net income per share, basic by $0.08.

On a pro forma basis, the liabilities for asset retirement obligations would have been $420.0 million and $422.9 million at January 1, 2002 and December 31, 2002, respectively, if SFAS No. 143 had been applied at the beginning of 2002.

The table below presents the impact of the accounting change for the three- and six-month periods ended June 30, 2003 and the pro forma effect for the three- and six-month periods ended June 30, 2002 as if the change had been in effect for that period (unaudited, in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(pro forma)		(pro forma)
Increase/(decrease) to net income
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	$4,815	$1,752	$10,112	$1,905
Base metals	89	—	179	—
Depreciation, depletion, and amortization	(3,420)	(3,307)	(6,833)	(6,614)
Income tax (expense) benefit	(519)	544	(1,210)	1,648
Minority interest	(995)	577	(1,953)	1,204
Equity loss of affiliate	(319)	(201)	(799)	(541)

Net loss before cumulative effect of a change in accounting principle	$(349)	$(635)	$(504)	$(2,398)

Net loss before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00	$0.00	$(0.01)

The table below presents pro forma net income and earnings per share before cumulative effect of a change in accounting principle for the three- and six-month periods ended June 30, 2002 as if the Company had adopted the SFAS No. 143 as of January 1, 2002 (unaudited, in thousands, except per share data):

	Three months ended June 30, 2002		Six months ended June 30, 2002
	Net income applicable to common shares	Income per share	Net income applicable to common shares	Income per share
As reported	$67,121	$0.17	$ 50,753	$ 0.15
Change in accounting method SFAS No. 143	(635)	—	(2,398)	(0.01)

Pro forma	$66,486	$0.17	$(48,355)	$ 0.14

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

Newmont NFM Limited Scheme of Arrangement

On April 2, 2003, the shareholders of Normandy NFM Limited (an Australian corporation trading as “Newmont NFM” on the Australian Stock Exchange or “ASX”) voted to approve the proposed scheme of arrangement under which Newmont NFM would become a wholly-owned subsidiary of Newmont Australia Limited, a wholly-owned subsidiary of Newmont Mining Corporation, through the acquisition of the remaining minority interest of Newmont NFM. The Federal Court in Sydney, Australia approved the scheme on April 11, 2003 and the scheme became effective on April 14, 2003 after the orders of the Federal Court were filed with the Australian Securities and Investments Commission. Under the terms of the scheme, Newmont NFM shareholders could receive 4.40 ASX listed Newmont Mining Corporation CHESS Depositary Interests (“CDIs”), with each CDI equivalent to 0.1 Newmont Mining Corporation common shares. As an alternative to receiving Newmont Mining Corporation CDIs, shareholders could sell their Newmont NFM shares back to the company under a concurrent buy-back offer of A$16.50 per Newmont NFM share. On April 29, 2003, Newmont Mining Corporation issued 4,437,506 common shares to the CHESS Depository Nominees Pty Ltd, and in turn, 44,375,060 CDIs were issued to former Newmont NFM shareholders. The market value of the issued Newmont Mining Corporation shares was approximately $105 million, based on the average quoted value of the shares of $23.58 two days before and after November 28, 2002, the date the terms of the transaction were agreed upon and announced. The market value of the issued shares, together with the cash consideration paid to those shareholders who elected to accept the buy-back offer and acquisition costs of approximately $10 million (including transaction costs), gave rise to a total purchase price of approximately $115 million. The transaction was accounted for as a purchase of minority interest in accordance with SFAS No. 141 “Business Combinations” in the second quarter of 2003. Newmont NFM was delisted from the ASX in April 2003. Newmont has performed a preliminary purchase price allocation based on independent appraisals and valuations that gave rise to goodwill of $77.1 million. The final purchase price allocation is not expected to vary significantly from the preliminary allocation.

Summary

Newmont recognized net income applicable to common shares of $90.8 million ($0.22 per share, basic) for the three months ended June 30, 2003 compared to net income of $67.1 million ($0.17 per share, basic) for the same period in 2002. The second quarter of 2003 includes, net of tax, a $63.9 million gain ($0.16 per share, basic) on the extinguishment of the bonds of Newmont Yandal Operations Pty Ltd (“NYOL”), a Newmont Australia Limited subsidiary; $53.6 million gain ($0.13 per share, basic) on extinguishment of a NYOL derivatives liability; $11.7 million ($0.03 per share, basic) for non-cash gains on derivative instruments; and, a write-down of the investment in Australian Magnesium Corporation (“AMC”) of $107.8 million ($0.27 per share, basic). The six months ended June 30, 2003 included, net of tax, a $63.9 million gain ($0.16 per share, basic) on the extinguishment of the NYOL bonds; $53.6 million gain ($0.13 per share, basic) on the extinguishment of the NYOL derivatives liability; $53.9 million ($0.13 per share, basic) for non-cash gains on derivative instruments; $68.0 million gain ($0.17 per share, basic) for the exchange of Echo Bay Mines Ltd. (“Echo Bay”) shares for shares of Kinross; a $13.0 million ($0.03 per share, basic) loss on extinguishment of debt; and an equity loss and a write-down of the AMC investment of $119.5 million ($0.30 per share, basic). Total equity gold sales ounces (ounces attributable to Newmont’s ownership or economic interest), total cash costs, total production costs and average realized gold prices per ounce were as follows:

	Thee Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Equity gold sales ounces (000)	1,824	1,863	3,604	3,328
Total cash costs per ounce	$212	$196	$207	$195
Total costs per ounce	277	$255	269	$256
Average price realized per ounce	$353	$314	$352	$304

See reconciliation of total cash costs per ounce to Costs applicable to sales—gold starting on page 47.

Results of Operations

Gold Sales and Total Cash Costs

	Equity Ounces		Total Cash Costs
	Three Months Ended June 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
North America:
Nevada	535.3	599.0	$254	$243
Golden Giant, Canada	53.8	78.5	248	166
Holloway, Canada	14.6	23.1	310	218
Mesquite, California	15.6	12.4	153	164
La Herradura, Mexico	17.8	15.2	201	180

Total/Weighted Average	637.1	728.2	251	231

South America:
Yanacocha, Peru	343.7	245.4	118	141
Kori Kollo, Bolivia	48.9	66.4	188	146

Total/Weighted Average	392.6	311.8	127	142

Australia:
Pajingo	93.8	74.4	132	95
Yandal	141.9	166.6	305	227
Tanami	190.7	131.2	232	199
Kalgoorlie	104.2	85.4	272	219

Total/Weighted Average	530.6	457.6	242	196

Other Operations:
Minahasa, Indonesia	26.4	44.0	267	193
Zarafshan-Newmont, Uzbekistan	61.6	71.3	150	142
Martha, New Zealand	27.7	32.1	237	104
Ovacik, Turkey	51.2	31.2	123	120

Total/Weighted Average	166.9	178.6	175	144

Equity Investments and other:
Batu Hijau, Indonesia	91.9	63.0	N/A	N/A
Echo Bay	0.0	62.9	N/A	N/A
TVX Newmont Americas	0.0	52.0	N/A	N/A
Golden Grove	4.8	9.1	N/A	N/A

Newmont Total/Weighted Average	1,823.9	1,863.2	$212	$196

	Equity Ounces		Total Cash Costs
	Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
North America:
Nevada	1,168.2	1,205.1	$239	$240
Golden Giant, Canada	119.0	140.8	249	188
Holloway, Canada	32.7	51.0	301	205
Mesquite, California	30.2	27.9	163	160
La Herradura, Mexico	34.4	30.8	166	181

Total/Weighted Average	1,384.5	1,455.6	238	231

South America:
Yanacocha, Peru	678.8	493.5	121	139
Kori Kollo, Bolivia	100.7	127.0	180	154

Total/Weighted Average	779.5	620.5	129	142

Australia:
Pajingo	167.8	131.4	124	88
Yandal	281.2	253.7	290	212
Tanami	296.2	184.7	242	198
Kalgoorlie	193.2	126.5	261	217

Total/Weighted Average	938.4	696.3	239	186

Other Operations:
Minahasa, Indonesia	58.1	85.8	250	188
Zarafshan-Newmont, Uzbekistan	121.7	123.7	146	142
Martha, New Zealand	47.3	46.6	229	129
Ovacik, Turkey	86.2	48.0	125	132

Total/Weighted Average	313.3	304.1	172	152

Equity Investments and other:
Batu Hijau, Indonesia	146.2	103.3	N/A	N/A
Echo Bay	21.2	62.9	N/A	N/A
TVX Newmont Americas	14.5	76.2	N/A	N/A
Golden Grove	6.8	9.1	N/A	N/A

Newmont Total/Weighted Average	3,604.4	3,328.0	$207	$195

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. With the exception of Nevada, Yanacocha, Kori Kollo, Martha, and Golden Grove, such by-product sales have not been significant to the economics or profitability of the Company’s mining operations. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation/accretion expense and write downs of inventories, stockpiles and ore on leach pads are also included in Costs applicable to sales, but are not included in total cash costs. A reconciliation of total cash costs to Costs applicable to sales in total and by segment is provided below.

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

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Mesquite		La Herradura		Golden Giant
For the Three Months Ended June 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$138.3	$155.1	$2.4	$2.1	$3.5	$2.8	$13.7	$13.6
Minority interest	—	—	—	—	—	—		—
Reclamation/accretion expense	(1.5)	(1.4)	—	—	—	(0.1)	(0.3)	(0.5)
Non-cash inventory adjustment	—	(0.7)	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	(7.4)	—	—	—	—	—	—
Other	(3.1)	—	—	—	0.1	—	—	—

Total cash cost for per ounce calculation	$133.7	$145.6	$2.4	$2.1	$3.6	$2.7	$13.4	$13.1
Equity ounces sold (000)	535.3	599.0	15.6	12.4	17.8	15.2	53.8	78.5
Equity cash cost per ounce sold	$254	$243	$153	$164	$201	$180	$248	$166

	Holloway		Total North America		Yanacocha		Kori Kollo
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$4.7	$5.1	$162.6	$178.7	$83.5	$69.5	$11.2	$11.3
Minority interest	—	—	—	—	(42.2)	(34.6)	(1.3)	(1.3)
Reclamation/accretion expense	(0.2)	(0.2)	(2.0)	(2.2)	(0.9)	(0.7)	(0.7)	(0.3)
Non-cash inventory adjustment	—	—	—	(0.7)	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	(7.4)	—	—	—	—
Other	—	—	(3.0)	—	0.1	0.3	—	—

Total cash cost for per ounce calculation	$4.5	$4.9	$157.6	$168.4	$40.5	$34.5	$9.2	$9.7
Equity ounces sold (000)	14.6	23.1	637.1	728.2	343.7	245.4	48.9	66.4
Equity cash cost per ounce sold	$310	$218	$251	$231	$118	$141	$188	$146

	Total South America		Pajingo		Yandal		Tanami
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$94.7	$80.8	$12.2	$7.6	$45.4	$39.0	$46.7	$32.3
Minority interest	(43.5)	(35.9)	—	—	—	—	0.1	(4.7)
Reclamation/accretion expense	(1.6)	(1.0)	—	(0.3)	(0.4)	(1.0)	(0.5)	(0.8)
Non-cash inventory adjustment	—	—	—	(0.2)	—	0.2	—	(0.8)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(1.7)	(0.1)	(2.1)	—
Other	0.1	0.3	0.1	(0.1)	—	(0.3)	0.4	—

Total cash cost for per ounce calculation	$49.7	$44.2	$12.3	$7.0	$43.3	$37.8	$44.6	$26.0
Equity ounces sold (000)	392.6	311.8	93.8	74.4	141.9	166.6	190.7	131.2
Equity cash cost per ounce sold	$127	$142	$132	$95	$305	$227	$232	$199

	Kalgoorlie		Total Australia		Minahasa		Martha
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$29.7	$19.6	$134.0	$98.5	$7.7	$9.0	$7.8	$3.9
Minority interest	—	—	0.1	(4.7)	—	—	—	—
Reclamation/accretion expense	(0.4)	(0.5)	(1.3)	(2.6)	(0.2)	(0.3)	—	—
Non-cash inventory adjustment		(0.4)	—	(1.2)	—	—	—	(0.4)
Write-downs of inventories, stockpiles and ore on leach pads	(1.0)	—	(4.8)	(0.1)	—	—	(1.2)	—
Other	0.1	—	0.6	(0.4)	(0.5)	(0.3)	—	(0.1)

Total cash cost for per ounce calculation	$28.4	$18.7	$128.6	$89.5	$7.0	$8.4	$6.6	$3.4
Equity ounces sold (000)	104.2	85.4	530.6	457.6	26.4	44.0	27.7	32.1
Equity cash cost per ounce sold	$272	$219	$242	$196	$267	$193	$237	$104

	Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$6.4	$4.2	$9.4	$9.9	$31.3	$27.0	$422.6	$385.0
Minority interest	—	—	—	—	—	—	(43.4)	(40.6)
Reclamation/accretion expense	—	(0.1)	(0.1)	—	(0.3)	(0.4)	(5.2)	(6.2)
Non-cash inventory adjustment	—	(0.3)	—	—	—	(0.7)	—	(2.6)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(1.2)	—	(6.0)	(7.5)
Other	(0.1)	(0.1)	(0.1)	0.3	(0.7)	(0.2)	(3.0)	(0.3)

Total cash cost for per ounce calculation	$6.3	$3.7	$9.2	$10.2	$29.1	$25.7	$365.0	$327.8
Equity ounces sold (000)	51.2	31.2	61.6	71.3	166.9	178.6	1,727.2	1,676.2
Equity cash cost per ounce sold	$123	$120	$150	$142	$175	$144	$212	$196

	Golden Grove		Kasese		Other Non-Gold		Consolidated
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$9.7	$4.5	$—	$4.1	$1.3	$(1.5)	$433.6	$392.1
Minority interest	—	—	—	—	—	—	(43.4)	(40.6)
Reclamation/accretion expense	—	—	—	—	—	—	(5.2)	(6.2)
Non-cash inventory adjustment	—	—	—	—	—	—	—	(2.6)
Write-downs of inventories, stockpiles and ore on leach pads	(3.5)	(0.1)	—	—	—	—	(9.5)	(7.6)
Other	(6.2)	(4.4)	—	(4.1)	(1.3)	1.5	(10.5)	(7.3)

Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$365.0	$327.8
Equity ounces sold (000)	—	—	—	—	—	—	1,727.2	1,676.2
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$212	$196

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Mesquite		La Herradura		Golden Giant
For the Six Months Ended June 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$283.8	$309.5	$5.0	$4.5	$5.7	$5.7	$30.4	$27.3
Minority interest	—	—	—	—	—	—	—	—
Reclamation/accretion expense	(3.1)	(2.9)	(0.1)	—	—	(0.1)	(0.8)	(0.8)
Non-cash inventory adjustment	—	(1.5)	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	(1.0)	(15.3)	—	—	—	—	—	—
Other	(3.1)	—	—	—	—	—	—	—

Total cash cost for per ounce calculation	$276.6	$289.8	$4.9	$4.5	$5.7	$5.6	$29.6	$26.5
Equity ounces sold (000)	1,168.2	1,205.1	30.2	27.9	34.4	30.8	119.0	140.8
Equity cash cost per ounce sold	$239	$240	$163	$160	$166	$181	$249	$188

	Holloway		Total North America		Yanacocha		Kori Kollo
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$10.1	$10.7	$335.0	$357.7	$169.0	$138.7	$21.8	$22.8
Minority interest	—	—	—	—	(85.4)	(69.6)	(2.6)	(2.7)
Reclamation/accretion expense	(0.3)	(0.3)	(4.3)	(4.1)	(1.7)	(1.5)	(1.1)	(0.5)
Non-cash inventory adjustment	—	—	—	(1.5)	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(1.0)	(15.3)	—	—	—	—
Other	—	—	(3.1)	—	0.2	0.9	—	—

Total cash cost for per ounce calculation	$9.8	$10.4	$326.6	$336.8	$82.1	$68.5	$18.1	$19.6
Equity ounces sold (000)	32.7	51.0	1,384.5	1,455.6	678.8	493.5	100.7	127.0
Equity cash cost per ounce sold	$301	$205	$238	$231	$121	$139	$180	$154

	Total South America		Pajingo		Yandal		Tanami
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$190.8	$161.5	$20.6	$12.8	$85.1	$56.2	$78.3	$45.1
Minority interest	(88.0)	(72.3)	—	—	—	—	(4.3)	(6.4)
Reclamation/accretion expense	(2.8)	(2.0)	(0.1)	(0.5)	(1.1)	(1.5)	(0.4)	(1.0)
Non-cash inventory adjustment	—	—	—	(0.8)	—	(0.3)	—	(1.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(2.4)	(0.3)	(2.1)	—
Other	0.2	0.9	0.2	(0.1)	—	(0.3)	0.2	—

Total cash cost for per ounce calculation	$100.2	$88.1	$20.7	$11.4	$81.6	$53.8	$71.7	$36.6
Equity ounces sold (000)	779.5	620.5	167.8	131.4	281.2	253.7	296.2	184.7
Equity cash cost per ounce sold	$129	$142	$124	$88	$290	$212	$242	$198

	Kalgoorlie		Total Australia		Minahasa		Martha
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$52.1	$30.4	$236.1	$144.5	$17.1	$17.3	$13.9	$6.8
Minority interest	—	—	(4.3)	(6.4)	—	—	(0.4)	—
Reclamation/accretion expense	(0.8)	(0.7)	(2.4)	(3.7)	(0.3)	(0.6)	(0.1)	(0.2)
Non-cash inventory adjustment	—	(2.1)	—	(4.3)	—	—	—	(0.5)
Write-downs of inventories, stockpiles and ore on leach pads	(1.0)	—	(5.5)	(0.3)	(1.3)	—	(2.6)	—
Other	0.1	—	0.5	(0.4)	(1.0)	(0.5)	0.1	(0.1)

Total cash cost for per ounce calculation	$50.4	$27.6	$224.4	$129.4	$14.5	$16.2	$10.9	$6.0
Equity ounces sold (000)	193.2	126.5	938.4	696.3	58.1	85.8	47.3	46.6
Equity cash cost per ounce sold	$261	$217	$239	$186	$250	$188	$229	$129

	Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$10.8	$7.2	$18.0	$17.4	$59.8	$48.7	$821.7	$712.4
Minority interest	—	—	—	—	(0.4)	—	(92.7)	(78.7)
Reclamation/accretion expense	(0.1)	(0.2)	(0.2)	(0.1)	(0.7)	(1.1)	(10.2)	(10.9)
Non-cash inventory adjustment	—	(0.6)	—	—	—	(1.1)	—	(6.9)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(3.9)	—	(10.4)	(15.6)
Other	—	(0.1)	—	0.3	(0.9)	(0.4)	(3.3)	0.1

Total cash cost for per ounce calculation	$10.7	$6.3	$17.8	$17.6	$53.9	$46.1	$705.1	$600.4
Equity ounces sold (000)	86.2	48.0	121.7	123.7	313.3	304.1	3,415.7	3,076.5
Equity cash cost per ounce sold	$125	$132	$146	$142	$172	$152	$207	$195
	Golden Grove		Kasese		Other Non-Gold		Consolidated
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$24.9	$13.1	$—	$6.1	$1.4	$(0.2)	$848.0	$731.4
Minority interest	—	—	—	—	—	—	(92.7)	(78.7)
Reclamation/accretion expense	—	—	—	—	—	—)	(10.2)	(10.9)
Non-cash inventory adjustment	—	—	—	—	—	—	—	(6.9)
Write-downs of inventories, stockpiles and ore on leach pads	(6.8)	(0.3)	—	—	—	—	(17.2)	(15.9)
Other	(18.1)	(12.8)	—	(6.1)	(1.4)	0.2	(22.8)	(18.6)

Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$705.1	$600.4
Equity ounces sold (000)	—	—	—	—	—	—	3,415.7	3,076.5
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$207	$195

North American Operations

Gold sales at the Nevada Operations in the second quarter of 2003 were 535,300 ounces at total cash costs of $254 per ounce, compared to 599,000 ounces in the second quarter of 2002 at total cash costs of $243 per ounce. Gold sales during the first half of 2003 were 1,168,200 ounces at total cash costs of $239 per ounce, compared to 1,205,100 ounces at total cash costs of $240 per ounce during the first half of 2002. The decline in gold sales of 63,700 in the second quarter of 2003, compared to the second quarter of 2002, is primarily attributable to lower-than-planned production from the Deep Post underground mine due to ground control issues, unplanned maintenance at the Twin Creeks Autoclave, and a 57% reduction in oxide production due to the temporary shutdown in January of 2003 of Mill 5 at Carlin and lower grade oxide ore at Twin Creeks. Mill 5 recommenced production in June 2003. Refractory production also decreased 13% in the second quarter of 2003 compared to the same quarter in 2002 due to lower throughput attributable to a 23% reduction in milled ore mined from redeployment of the mining fleet for stripping of the Gold Quarry South Layback project. The reduction in throughput was partially offset by a 17% increase in mill feed grade and a 5% increase in recovery. Leach production in Nevada declined 15% in the second quarter of 2003, compared to the same period in 2002, primarily because of a 14% decrease in ore grade, partially offset by a 30% increase in ore placed on the leach pads. During the first half of 2003, Nevada’s gold sales declined by 36,900 ounces compared to the first half of 2003 primarily due to a 41% decline in oxide production from the Mill 5 shutdown in January of 2003 and lower grade and recoveries at Twin Creeks, partially offset by 42% higher throughput from a full six months of production from the high-grade Midas operation that was acquired as part of the Normandy acquisition in February of 2002. Refractory production during the first half of 2003 was consistent with the same period in 2002. Production from increased efficiencies at the Carlin Roaster and higher grade ore at the Twin Creeks autoclaves were offset by lower grade ore at the Lone Tree Complex. Leach production declined 20% during the first half of 2003, compared to the same period in 2002, primarily due to less tons placed on the leach pads and lower grade ore. Total cash costs per ounce during the second quarter of 2003 increased $11 per ounce over the same period in 2002 because of the decrease in gold ounces sold, combined with higher pension costs and higher costs related to maintenance for major component rebuilds on equipment and operating supplies associated with stripping activity at GQSL and Section 30 at Twin Creeks. Contracted services also increased to boost production at the Chukar underground mine and for the north/south haul to free up Newmont equipment operators for stripping activity. During the first half of 2003, total cash costs per ounce were consistent with the same period in 2002. The negative impact of reduced gold ounces sold was offset by improved by-product credits. Nevada’s silver by-product credits totaled $3.6 million and $0.0 for the three months ended June 30, 2003 and 2002, respectively, and $6.9 million and $1.9 million for the first halves of 2003 and 2002, respectively. Nevada’s gold sales for the year 2003 are expected to total approximately 2.55 million ounces at total cash costs per ounce of $228.

Hourly waged employees at Newmont’s Carlin, Nevada operations are represented by the Operating Engineers Local Union No.3 of the International Union of Operating Engineers, AFL-CIO. On September 30, 2002, the Carlin labor agreement expired. During the last ten months, Newmont has been actively negotiating with the union and has undergone federal mediation in attempts to reach an acceptable contract. On July 23, 2003, with approximately 30% of the represented employees voting, the union rejected Newmont’s proposed contract which would have provided represented employees with more than $17 million in increased compensation and benefits over the three-year life of the proposed agreement. Future meetings between Newmont and the union bargaining teams have not been scheduled at this time. Newmont’s Carlin Trend mines continue normal operations, as they have since contract negotiations began in September 2002. Furthermore, Newmont has developed contingency plans in case of a work stoppage or strike. Newmont cannot predict when or if it will reach an agreement with the union. If no such agreement is reached or if the negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage.

Golden Giant reported gold sales of 53,800 ounces during the second quarter of 2003 at total cash costs of $248 per ounce, compared to 78,500 ounces at total cash costs of $166 per ounce during the same period in 2002. For the first half of 2003, Golden Giant sold 119,000 ounces at total cash costs of $249 per ounce, compared to 140,800 ounces at total cash costs of $188 per ounce during the first half of 2002. Second quarter 2003 gold sales declined by 24,700 ounces primarily from a 26% decline in tons milled from less flexibility in stope sequencing in the mine caused by limited fronts and a 7% decline in ore grade. Gold sales declined by 21,800 ounces during the first half of 2003 compared to the same period in 2002 primarily due to a 24% decrease in mill throughput also from diminishing mining fronts and increased stopes being mined simultaneously, partially offset by a 17% increase in mill ore grade. The increase in total cash costs per ounce for both the second quarter and first half of 2003, compared with the same periods in 2002, resulted primarily from appreciation in the Canadian dollar (see Foreign Currency Exchange Rates below) that had the effect of inflating local-currency denominated costs, combined with the declines in gold ounces sold. Golden Giant’s gold sales for the year 2003 are expected to total approximately 230,000 ounces at total cash costs per ounce of $235.

Gold sales from the 84.65%-owned Holloway underground mine in Canada declined to 14,600 equity ounces in the second quarter of 2003, compared to 23,100 equity ounces in the second quarter of 2002, and total cash costs increased to $310 per equity ounce in 2003 compared to $218 per equity ounce in 2002. Gold sales were 32,700 equity ounces in the first half of 2003, compared to 51,000 equity ounces in the first half of 2002, and total cash costs increased to $301 per equity ounce in 2003 compared to $205 per equity ounce in 2002. Higher total cash costs in the second quarter and first half of 2003 resulted from declining production attributable to an approximately 25% decline in ore grade due to stope sequencing and a strengthening Canadian dollar (see Foreign Currency

Exchange Rates below). Equity gold sales and total cash costs per equity ounce are expected to be approximately 65,000 ounces at $300 respectively, for the year 2003.

Gold sales at the Mesquite heap leach mine in southern California were 15,600 ounces at total cash costs of $153 per ounce in the second quarter of 2003, compared to 12,400 ounces at total cash costs of $164 per ounce in the same period of 2002. Gold sales were 30,200 ounces at total cash costs of $163 per ounce in the first half of 2003, compared to 27,900 ounces at total cash costs of $160 per ounce in the same period of 2002. Mining activities ceased in the second quarter of 2001 with the depletion of the ore body, and final gold production from ore on the leach pads is expected in 2004. Gold sales for the year 2003 are expected to total approximately 40,000 ounces at total cash costs of about $160 per ounce, assuming the sale of Mesquite to Western Goldfields Inc. is completed in August 2003 (see Investing Activities).

La Herradura, a 44%-owned joint venture in Mexico not operated by the company, sold 17,800 equity ounces in the second quarter of 2003 at total cash costs of $201 per equity ounce compared to 15,200 ounces at total cash costs of $180 per ounce in the second quarter of 2002. Gold sales were 34,400 equity ounces in the first half of 2003 at total cash costs of $166 per equity ounce compared to 30,800 ounces at total cash costs of $181 per ounce in the first half of 2002. Gold sales for the second quarter and the first half of 2003 increased over the same periods in 2002 from capital investment that led to faster mining rates and increased ore placement on the leach pads. Total cash costs per ounce in the second quarter of 2003 increased over the same period in 2002 from increased mining and leaching costs, while total cash costs for the first half of 2003 decreased compared to 2002 primarily due to the increase in gold ounces sold and from reduced manpower, purchasing lower cost consumables and initiating a new recirculation system that reduced the consumption of cyanide. Gold sales for the year 2003 are expected to be approximately 70,000 equity ounces at total cash costs of about $175 per equity ounce.

South American Operations

Sales at the 51.35%-owned Minera Yanacocha S.R.L. (“Yanacocha”) in Peru increased 40% in the second quarter of 2003 to 343,700 equity ounces from 245,400 equity ounces in the second quarter of 2002. Total cash costs per equity ounce decreased to $118 in the second quarter of 2003 from $141 in 2002. For the first half of 2003, equity gold sales were 678,800 ounces at total cash costs of $121 per ounce, compared to 493,500 ounces at total cash costs of $139 per ounce during the first half of 2002. The second quarter 2003 increase in production is primarily attributable to a 19% increase in ore grade, primarily from La Quinua and Carachugo, and a 12% increase in ore placed on the leach pads. The increase during the first half of 2003 compared to 2002 is primarily attributable to a 27% increase in ore grade and a 9% increase in ore placed on the leach pads; both variances are primarily related to the La Quinua pit. Total cash costs per ounce in the second quarter of 2003 dropped in comparison with the same period in 2002 because of the increase in gold ounces sold, partially offset by higher diesel fuel prices, higher consumption of lime and cyanide, lower by-product credits and an increase in workers’ participation bonuses. Total cash costs per equity ounce for the first half of 2003 decreased compared to the same period in 2002 primarily due to the increase in gold ounces sold, partially offset by higher workers’ participation bonuses. By-product credits for the three months ended June 30, 2003 and 2002 were $4.1 million and $1.9 million, respectively, and $6.8 million and $3.6 million for the first halves of 2003 and 2002, respectively. Yanacocha is expected to sell approximately 1.4 million equity ounces of gold for the year 2003 at total cash costs of about $117 per equity ounce.

At the 88%-owned Kori Kollo open-pit mine in Bolivia, gold sales totaled 48,900 equity ounces in the second quarter of 2003 at total cash costs of $188 per equity ounce, compared to 66,400 equity ounces in the second quarter of 2002 at a total cash costs of $146 per equity ounce. Gold sales and total cash costs were 100,700 equity ounces and $180 equity per ounce, respectively, in the first half of 2003, compared to 127,000 equity ounces at $154 per equity ounce in the first half of 2002. 25% lower mill feed grade and 25% lower ore placed on the leach pads were the primary factors contributing to lower production during the second quarter of 2003. Similar factors led to the decline in production for the first half of 2003. Total cash costs per ounce increased by $42 per ounce during the second quarter of 2003 compared to the same period in 2002 because of the decline in equity gold sales and higher fuel, maintenance and contracted services costs. The increase in total cash costs per equity ounce during the first half of 2003 compared to the first half of 2002 was primarily attributable to the reduction in equity gold ounces sold, partially offset by reduced consumption of reagents and spare parts. By-product credits for the three months ended June 30, 2003 and 2002 were $0.8 million and $0.6 million, respectively, and $1.6 million and $1.2 million for the first halves of 2003 and 2002, respectively. For the year 2003, equity gold sales are expected to total approximately 150,000 equity ounces at total cash costs of about $200 per equity ounce.

Australian Operations

Information related to Australian operations for the first half of 2002 reflects activity from February 16, 2002 (as the Normandy acquisition was effective February 15, 2002) through June 30, 2002, with the exception of Pajingo, which was 50% owned by Newmont prior to the acquisition of Normandy. In general, total cash costs per ounce at Australian operations increased in 2003 due to a strengthening Australian dollar, higher fuel costs and higher shared service and administrative costs.

At the Pajingo mine in North Queensland, gold sales for the second quarter of 2003 were 93,800 ounces at total cash costs of $132 per ounce, compared to 74,400 equity ounces and total cash costs of $95 per equity ounce in the second quarter of 2002. Gold sales were 167,800 ounces for the first half of 2003 at total cash costs of $124 per ounce, compared to the first half of 2002 sales and total cash costs of 131,400 ounces and $88 per ounce, respectively. Production in 2003 reflects 100% ownership of Pajingo for the entire first quarter, whereas Newmont owned only 50% of Pajingo for half of the first quarter in 2002 prior to the Normandy acquisition. Gold sales increased in the second quarter of 2003 by 19,400 ounces compared to the same period in 2002 primarily due to a 23% increase in mill ore grade and a 14% increase in mill throughput attributable to poor ground conditions in 2002 in one of the production stopes that reduced ore availability, causing low-grade ore to be milled. Gold sales for the first half of 2003 increased by 36,400 ounces primarily due to an 11% increase in ore grade and a 16% increase in mill throughput. Total cash costs per ounce at Pajingo increased by $37 during the second quarter of 2003 compared to the same period in 2002. In addition to the effects of appreciation of the Australian dollar, the operation incurred higher mining costs from 13% increase in the volume of ore mined, along with higher grinding media costs from higher mill throughput and increased overhead charges, partially offset by increased gold ounces sold. Total cash costs per ounce for the first half of 2003 increased by $36 for the same factors, including an 18% increase in the volume of ore mined. In addition, production and cash costs at Pajingo were adversely affected in the first quarter of 2003 by a shortfall of high-grade ore due to a delay in the development schedule of the Jandam and Vera South Deeps areas, resulting in supplemental production from lower-grade ore stockpiles. For the year 2003, gold sales are estimated at approximately 325,000 ounces at total cash costs of $135 per ounce.

At the Yandal operations, which consist of the Bronzewing, Jundee and Wiluna mines in Western Australia, gold sales for the second quarter of 2003 totaled 141,900 ounces at a total cash cost of $305 per ounce, compared to 166,600 ounces at $227 per ounce in second quarter of 2002. Total cash costs were $290 per ounce for the first half of 2003 on sales of 281,200 ounces, compared to $212 per ounce for the first half of 2003 on sales of 253,700 ounces. The decrease in gold ounces sold in the second quarter of 2003 of 24,700 ounces compared to the second quarter of 2002 resulted primarily from a 34% decrease in mill ore grade at Jundee and the closure of underground operations at the higher grade Lotus ore body at Bronzewing. The increase in gold ounces sold of 27,500 ounces during the first half of 2003 compared to the same period in 2002 resulted primarily from a 31% increase in mill throughput from a full six months of production in 2003, partially offset by a 21% decrease in mill ore grade driven by lower grades at all three sites. The increase in total cash costs per ounce of $78 per ounce during the second quarter of 2003 compared to the same period in 2002 is primarily due to the appreciation in the Australian dollar, decreased gold ounces sold, unplanned maintenance at Wiluna and the Nimary plant, higher power costs at Wiluna, increased underground activities at both Jundee and Wiluna and draw downs of higher cost stockpiles and other inventories. Total cash costs per ounce increased $78 per ounce for the first half of 2003 compared to the same period in 2003 primarily due to increased underground activities at Jundee and Wiluna, partially offset by higher gold ounces sold. Sales for 2003 are expected to total 595,000 ounces at cash costs per ounce of about $275 per ounce.

The Tanami operations in the Northern Territory sold 190,700 equity gold ounces at total cash costs of $232 per equity ounce during the second quarter of 2003, compared to 131,200 equity ounces at $199 per equity ounce in the second quarter of 2002. Gold sales were 296,200 equity ounces for the first half of 2003 at total cash costs of $242 per ounce, compared to 184,700 equity ounces at total cash costs of $198 per ounce during the first half of 2002. During the second quarter of 2003, gold sales increased by 59,500 ounces compared to the second quarter of 2002 primarily due to an increase in ownership resulting from the second quarter Newmont NFM Limited Scheme of Arrangement (see Other Investing Activities) and a 10% increase in mill ore grade. For the first half of 2003, gold sales increased by 111,500 ounces compared to the same period in 2002 due to the increase in ownership and a 39% increase in mill throughput and moderately higher mill ore grade. Total cash costs per equity ounce increased by $33 in the second quarter of 2003 primarily due to the appreciation of the Australian dollar, higher royalties from higher gold prices and increases in the severance accrual and overhead charges, partially offset by increased gold ounces sold. Total cash costs per ounce for the first half of 2003 increased by $44 compared to the same period in 2002 primarily from the appreciation of the Australian dollar and additional underground haulage costs as the mining operations at Callie to extend deeper into the ore body, partially offset by increased gold ounces sold. For the year 2003, Tanami operations are expected to sell approximately 580,000 equity ounces of gold at total cash costs of approximately $260 per equity ounce.

For the second quarter of 2003, equity gold sales at the 50%-owned Kalgoorlie operations in Western Australia totaled 104,200 ounces at total cash costs of $272 per equity ounce. Equity gold sales for the second quarter of 2002 were 85,400 ounces at total cash costs of $219 per equity ounce. For the six months ended June 30, 2003, equity gold sales were 193,200 ounces at total cash costs of $261 per ounce, compared to the six months ended June 30, 2002 equity sales of 126,500 at total cash costs of $217 per ounce. Second quarter 2003 gold sales increased by 18,800 ounces compared to the same period in 2002 primarily because of a 30% increase in mill ore grade and a 3% increase in recoveries from mill optimization work completed in 2002. Gold sales for the first half of 2003 increased by 66,700 ounces primarily due to a 26% increase in mill throughput and a 20% increase in mill ore grade, as well as having a full six months of production compared to a partial period in 2002. Total cash costs per ounce were $53 higher in the second quarter of 2003 compared to the same period in 2002 primarily due to the appreciation of the Australian dollar, increased activity at the Mt. Charlotte underground mine, increased open pit costs from unplanned equipment rental, additional drilling in preparation for a new shovel and increased processing costs from the acceleration of maintenance, partially offset by higher gold ounces sold. For the first half of 2003, total cash costs per ounce increased by $44 primarily due to the appreciation of the Australian dollar and the increase in mining activity at the Mt. Charlotte underground mine, partially offset by increased gold ounces sold. Equity gold sales and total cash costs per equity ounce for 2003 are expected to total approximately 380,000 equity ounces at total cash costs of about $290, respectively.

Other Mining Operations

Gold Operations

Information related to Martha, Ovacik, Golden Grove and TVX Newmont Americas for the first half of 2002 reflects activity from February 16, 2002 (as the Normandy acquisition was effective February 15, 2002) through June 30, 2002. Information related to Echo Bay in 2002 only reflects activity from April 3, 2002 (the date Newmont’s investment was converted from capital debt securities to common shares of Echo Bay) through June 30, 2002. Information related to TVX Newmont Americas and Echo Bay for 2003 only reflects activity from January 1, 2003, to January 31, 2003 when the investments were sold and exchanged, respectively, as part of the Kinross transaction (See Other Investing Activities).

At the Minahasa mine in Indonesia, Newmont has an 80% interest but receives a greater percent of the gold production until recouping the bulk of its investment including interest. For the second quarter of 2003, sales decreased to 26,400 equity ounces at a total cash cost of $267 per equity ounce from 44,000 equity ounces at a total cash cost of $193 per ounce in the second quarter of 2002. Sales for the first half of 2003 decreased to 58,100 equity ounces and total cash costs of $250 per ounce, from 85,800 equity ounces with total cash costs of $188 per ounce in the first half of 2002. Gold sales declined by 17,600 ounces in the second quarter of 2003 compared to the same period in 2002 primarily due to a 35% decrease in ore grade. The decrease of 27,700 ounces during the first half of 2003 compared to the same period in 2002 resulted primarily from a 29% decrease in ore grade, partially offset by an 8% increase in mill throughput. Total cash costs per ounce increased by $74 in the second quarter of 2003 compared to the second quarter of 2002 primarily due to higher consumables, higher diesel fuel prices and higher contracted services, as well as the decline in gold ounces sold. Total cash costs per ounce for the first half of 2003 increased by $62 per ounce primarily due to the same factors as described for the second quarter. Mining activities ceased late in 2001; however, it is expected that processing of the remaining stockpiles will continue until April 2004. Production for the year 2003 is expected at approximately 100,000 equity ounces, with total cash costs of approximately $260 per equity ounce.

The Zarafshan-Newmont Joint Venture (“Zarafshan”) in the Central Asian Republic of Uzbekistan, in which Newmont has a 50% interest, sold 61,600 equity ounces in the second quarter of 2003 at total cash costs of $150 per equity ounce. In the second quarter of 2002, Zarafshan sold 71,300 equity ounces at total cash costs of $142 per equity ounce. Gold sales were 121,700 equity ounces with total cash costs of $146 per equity ounce during the first half of 2003, compared to equity sales of 123,700 ounces at total cash costs of $142 per equity ounce during the first half of 2002. The decline in gold sales of 9,700 ounces in the second quarter of 2003 compared to the second quarter of 2002 resulted primarily from a 17% decline in ore grade, partially offset by a 4% increase in tons placed on the pads. For the first half of 2003, gold sales were comparable with the same period of 2002 as a 13% decline in ore grade was largely offset by a 5% increase in ore placed on the leach pads. The lower ore grade is expected to continue during 2003. The $8 per equity ounce increase in total cash costs in the second quarter of 2003 compared to the same period in 2002 is primarily a result of the decrease in gold ounces sold. Total cash costs per equity ounce for the first half of 2003 are consistent with the costs for the first half of 2002. Zarafshan is expected to sell approximately 220,000 equity ounces at total cash costs of $150 per equity ounce for the year 2003.

Equity sales at Martha, located in New Zealand, were 27,700 equity ounces at total cash costs per equity ounce of $237 during the second quarter of 2003 compared to 32,100 equity ounces at total cash costs of $104 per equity ounce during the second quarter of 2002. Equity sales during the six months ended June 30, 2003 were 47,300 ounces at total cash costs of $229 per equity ounce, compared to equity sales for the six months ended June 30, 2002 of 46,600 ounces at total cash costs of $129 per equity ounce. The reduction in gold sales during the second quarter of 2003 compared to the second quarter of 2002 of 4,400 equity ounces resulted primarily from a 33% decline in ore grade, partially offset by a 3% increase in tons milled. Gold sales for the first half of 2003 were consistent with the same period in 2002, despite the fact that 2002 included only four and one-half months of production. This is attributable to an 18% decline in ore grade, partially offset by a 27% increase in mill throughput. The increase in total cash costs per equity ounce of $133 in the second quarter of 2003 compared to the same period in 2002 resulted primarily from appreciation of the New Zealand dollar (see Foreign Currency Exchange Rates), decreased gold ounces sold, increased milling costs from higher electricity rates, higher consumption of grinding media, an earlier than planned SAG mill liner replacement and higher cyanide consumption. Total cash costs for the first half of 2003 increased by $100 per equity ounce compared to the same period in 2002 for the same reasons, except that gold ounces sold did not decline. By-product credits for the three months ended June 30, 2003 and 2002 were $0.8 million and $0.8 million, respectively, and $1.7 million and $1.2 million for the first halves of 2003 and 2002, respectively. Gold sales in 2003 at Martha are expected to be approximately 95,000 equity ounces at total cash costs of about $265 per equity ounce.

At the Ovacik mine in Turkey, gold sales for the second quarter of 2003 were 51,200 ounces at total cash costs per ounce of $123, compared to 31,200 ounces at a total cash costs of $120 per ounce in 2002. Gold sales for the first half of 2003 were 86,200 ounces at total cash costs of $125 per ounce, compared to 48,000 ounces at total cash costs of $132 per ounce during the first half of 2002. The increase in gold sales of 20,000 ounces in the second quarter of 2003 compared to the second quarter of 2002 was primarily attributable to a 64% increase in mill throughput resulting from a revised mine plan that incorporates an open pit extension and increased mill efficiencies. For the first half of 2003, Ovacik increased gold sales by 38,200 ounces primarily from a 107% increase in mill throughput due to the same factors. Total cash costs per ounce were consistent in the second quarter and first half of 2003 compared to the same periods in 2002 as the positive impact of increased gold sales was offset by higher processing costs associated with increased throughput. Gold sales for the year 2003 are expected to be approximately 160,000 ounces at total cash costs of about $130 per ounce.

Newmont acquired certain Echo Bay Mines Ltd. (“Echo Bay”) capital securities in connection with its acquisition of Franco-Nevada. Subsequent to this acquisition, an agreement was reached with Echo Bay and the capital securities holders to exchange the capital securities for common stock of Echo Bay. This exchange of capital securities debt obligations for common stock occurred on April 3, 2002 and resulted in Newmont Mining Corporation of Canada Limited (a wholly-owned subsidiary of Newmont) owning 48.8% of Echo Bay. From April 3, 2002, Newmont accounted for its investment in Echo Bay under the equity method. On January 31, 2003, Kinross Gold Corporation, Echo Bay and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and $180 million for its interest in the TVX Newmont Americas joint venture. Cash proceeds of $170.6 million were received in the three month period ended March 31, 2003, with the remaining $9.4 million held in escrow until received in April 2003. Newmont recorded a gain of approximately $84.3 million on the sale of Echo Bay.

The TVX Newmont Americas joint venture was 49.9%-owned by Newmont and 50.1%-owned by TVX Gold Inc. and was treated as an equity investment for reporting purposes in 2002 and through January 31, 2003. The principal assets of TVX Newmont Americas are interests in operating gold mines in South America (Paracatu, Crixas and La Coipa) and Canada (Musselwhite and New Britannia). On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas to TVX Gold Inc. for $180 million as described above.

Base Metal Operations

At the Batu Hijau mine in Indonesia, copper sales totaled 91.2 million equity pounds (pounds attributable to Newmont’s economic interest) in the second quarter of 2003, compared to 89.3 million equity pounds in the second quarter of 2002. Net cash costs were $0.21 and $0.31 per equity pound, after gold and silver by-product credits, in the second quarter of 2003 and 2002, respectively. For the first halves of 2003 and 2002, copper sales and cash costs were 161.0 million and 156.9 million equity pounds and $0.25 and $0.36 per pound, after gold sales credits, respectively.

Newmont holds an indirect 45% equity interest in the mine, but is attributed 56.25% of production until recouping loans to minority interest holders, including interest. Equity copper sales improved in the second quarter of 2003 compared to the second quarter of 2002 by 1.9 million pounds primarily from a 7% increase in ore grade, partially offset by 7% reduction in dry tons processed. Equity copper sales for the first half of 2003 improved by 4.1 million pounds due primarily to a 7% increase in ore grade. Net cash costs improved in 2003 as compared to 2002 primarily due to higher gold by-product credits reflecting higher gold prices, improvement in ore grade and lower smelting and refining charges. Gold sales, accounted for as by-product credits, totaled 91,900 and 146,200 equity ounces for the second quarter and first half of 2003, respectively, compared to 63,000 and 103,300 ounces for the same periods in 2002. The Company’s equity income from Batu Hijau includes gold and silver revenues that are credited against costs applicable to sales as by-product credits in the determination of net income for each period presented in the Statements of Consolidated Operations and Comprehensive Income. These by-product credits represented 57% and 40% of sales, net of smelting and refining charges, and reduced production costs by 79% and 57% for the second quarters of 2003 and 2002, respectively. By-product credits represented 52% and 36% of sales, net of smelting and refining charges, and reduced production costs by 71% and 49% for the first halves of 2003 and 2002, respectively. Such by-product credits are expected to continue through the end of 2020. These by-product credits are expected to vary from time to time and are significant to the economics of the Batu Hijau operation. At current copper prices, the Batu Hijau operation would not be profitable without these credits. Sales for the year 2003 are expected to total approximately 340 million to 360 million equity pounds of copper and 290,000 equity ounces of gold. Total cash costs of copper for the year 2003 are expected to be between $0.26 and $0.28 per equity pound.

The wholly-owned Golden Grove copper/zinc operation in Western Australia, which was acquired as part of the Normandy acquisition, sold 16.2 million pounds of copper and 28.7 million pounds of zinc in the second quarter of 2003, compared to 14.9 million pounds of copper and 69.4 million pounds of zinc in the second quarter of 2002. For the first half of 2003, copper and zinc sales were 37.5 million pounds and 53.6 million pounds, respectively, compared to copper and zinc sales of 25.1 million pounds and 69.4 million pounds, respectively, during the first half of 2002. Total cash costs during the second quarter of 2003 were $0.22 and $0.34 per pound for copper and zinc, respectively, compared to $0.44 and $0.11 for copper and zinc, respectively, in the second quarter of 2002. Total cash costs during the first half of 2003 were $0.39 and $0.36 per pound for copper and zinc, respectively, compared to $0.68 and $0.11 for copper and zinc, respectively, in the first half of 2002. Lead and gold by-product credits at Golden

Grove were $6.6 million and $8.3 million during the three months ended June 30, 2003 and 2002, respectively, and $8.1 million and $8.3 million for the first halves of 2003 and 2002, respectively. Newmont anticipates Golden Grove will sell between 65 million and 75 million pounds of copper and 130 million to 140 million pounds of zinc for the year 2003 at total cash costs per pound of between $0.63 and $0.68, and between $0.28 and $0.34 respectively.

Royalty Interests

Newmont’s merchant banking business holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or in-kind physical metal of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. Newmont earned $10.5 million of royalty revenue for the second quarter of 2003 compared to $11.2 million in the second quarter of 2002 and $24.9 during the first half of 2003, compared to $15.0 during the first half of 2002. The increase in the first half of 2003 is primarily attributable to a full first quarter of operations compared to a partial first quarter in 2002 and higher prevailing gold and oil and gas market prices. Newmont expects to earn $42 million to $46 million in royalties for the full year 2003.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia, Turkey and other foreign locations. The Company’s foreign operations sell their metal production based on an U.S. dollar gold price.

Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Such fluctuations do not have a material impact on the Company’s revenue since gold is sold throughout the world principally in U.S. dollars. Approximately 44% and 39%, of Newmont’s total cash costs were paid in local currency in the three months ended June 30, 2003 and June 30, 2002, respectively. Approximately 42% and 36% of Newmont’s total cash costs were paid in local currency in the six months ended June 30, 2003 and June 30, 2002, respectively. The Company’s total cash costs are most impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations in the Company’s Consolidated Financial Statements. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future. The following chart demonstrates the impacts of variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign operations during each of the three months and six months ended June 30, 2003 and June 30, 2002.

Three months ended June 30, 2003 and 2002:

	Three months ended June 30, 2003			Three months ended June 30, 2002
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars	Increase (decrease) to total cash costs per ounce in US dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars	Increase (decrease) to total cash costs per ounce in US dollars
	(unaudited)
North America:
La Herradura	(10)%	$(89,054)	$(5)	(3)%	$(33,701)	$(2)
Golden Giant	10%	$1,177,762	$22	(1)%	$(113,524)	$(1)
Holloway	10%	$488,440	$33	(1)%	$(39,683)	$(2)
South America:
Minera Yanacocha	(1)%	$(68,183)	$—	3%	$308,329	$1
Kori Kollo	(8)%	$(326,510)	$(7)	(8)%	$(463,503)	$(7)
Australia(1):
Pajingo	14%	$1,578,503	$17	7%	$425,135	$6
Kalgoorlie	14%	$4,116,374	$39	7%	$1,301,416	$15
Yandal	14%	$5,440,462	$38	7%	$2,372,959	$14
Tanami	14%	$5,068,265	$27	7%	$1,589,066	$12
Other International:
Zarafshan-Newmont Joint Venture	(35)%	$(1,409,104)	$(23)	(104)%	$(4,342,883)	$(61)
Minahasa	7%	$33,988	$1	19%	$267,367	$6
Martha	14%	$1,292,392	$47	7%	$409,619	$13
Ovacik	(3)%	$(77,287)	$(2)	(21)%	$(439,301)	$(14)

Six months ended June 30, 2003 and 2002:

	Six months ended June 30, 2003			Six months ended June 30, 2002 (1)
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars	Increase (decrease) to total cash costs per ounce in US dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars	Increase (decrease) to total cash costs per ounce in US dollars
	(unaudited)
North America:
La Herradura	(15)%	$(242,985)	$(7)	2%	$31,135	$1
Golden Giant	12%	$1,996,973	$19	(2)%	$(664,901)	$(4)
Holloway	12%	$740,903	$25	(2)%	$(225,484)	$(5)
South America:
Minera Yanacocha	—%	$(146,028)	$—	2%	$460,946	$1
Kori Kollo	(10)%	$(705,216)	$(7)	(10)%	$(883,594)	$(7)
Australia(1):
Pajingo	19%	$2,466,392	$13	4%	$321,750	$2
Kalgoorlie	19%	$7,351,328	$35	4%	$1,098,807	$6
Yandal	19%	$9,251,036	$33	4%	$1,998,068	$6
Tanami	19%	$8,501,172	$24	4%	$1,369,620	$5
Other International:
Zarafshan-Newmont Joint Venture	(40)%	$(3,087,099)	$(25)	(117)%	$(9,321,291)	$(65)
Minahasa	17%	$66,310	$1	7%	$188,825	$2
Martha	19%	$2,058,532	$38	4%	$359,246	$6
Ovacik	(11)%	$(496,918)	$(5)	(67)%	$(888,111)	$(14)

(1)	For operations acquired as part of the acquisition of Normandy, amounts include the impact from February 15, 2002 through June 30, 2002.

In addition, the Company’s total cash costs at Golden Grove varied due to changes in the local currency exchange rates in relation to the U.S. dollar as follows:

Period	Foreign Currency	Percentage change in average local currency exchange rate; appreciation	Increase (decrease) to total cash costs in US dollars
Three months ended June 30, 2003	Australian Dollar	14%	$2,051
Three months ended June 30, 2002	Australian Dollar	7%	$372
Six months ended June 30, 2003	Australian Dollar	19%	$3,316
Six months ended June 30, 2002	Australian Dollar	4%	$332

In addition, the Company’s Equity income of affiliates varied due to increases or decreases in costs from changes in the local currency exchange rates in relation to the U.S. dollar at the Batu Hijau copper mine in Indonesia as follows:

Period	Foreign Currency	Percentage change in average local currency exchange rate; appreciation (devaluation)	Income (loss) within Equity income (loss) in affiliates, net (000)
Three months ended June 30, 2003	Indonesian Rupiah	7%	$(707)
Three months ended June 30, 2002	Indonesian Rupiah	19%	$(1,273)
Six months ended June 30, 2003	Indonesian Rupiah	17%	$(1,623)
Six months ended June 30, 2002	Indonesian Rupiah	7%	$(1,046)

The Company does not believe that foreign currency exchange rates in relation to the U.S. dollar have had a material impact on its determination of proven and probable reserves in the past due, in part, to the Company’s use of conservative cut-off grade assumptions for pit and/or mine design. However, in the event that a sustained weakening in the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the Company believes that the amount of proven and probable reserves in the applicable foreign country would be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate.

Financial Results

Newmont’s Statements of Consolidated Operations and Comprehensive Income include the activities of Normandy and Franco-Nevada from February 16, 2002 through June 30, 2002 for the first half of 2002 and for the entire first half of 2003.

Sales—gold were $724.0 million and $609.5 million for the three months ended June 30, 2003 and 2002, respectively. The following analysis demonstrates that the increase in consolidated sales revenue in the second quarter of 2003 compared to the second quarter of 2002 primarily resulted from higher gold prices and other production increases (unaudited):

	Three Months Ended June 30,
	2003	2002
Consolidated gold sales (in millions)	$724.0	$609.5
Consolidated gold ounces sold (000)	2,065.7	1,951.6
Average price realized per ounce	$353	$314
Average spot price per ounce	$347	$312

Increase in consolidated gold sales due to:

Three Months Ended June 30,
2003 vs. 2002 (in millions)
Consolidated production	$37.5
Average gold price received	77.0

$114.5

Sales—gold were $1,438.6 million and $1,091.8 million for the six months ended June 30, 2003 and 2002, respectively. The following analysis demonstrates that the increase in consolidated sales revenue in the first half of 2003 compared to first half of 2002 primarily resulted from higher gold prices, the inclusion of a full quarter of production from the acquired Normandy properties as compared to a partial quarter in 2002 and other production increases (unaudited):

	Six Months Ended June 30,
	2003	2002
Consolidated gold sales (in millions)	$1,438.6	$1,091.8
Consolidated gold ounces sold (000)	4,101.7	3,606.3
Average price realized per ounce	$352	$304
Average spot price per ounce	$349	$301

Increase in consolidated gold sales due to:

Six Months Ended June 30,
2003 vs. 2002 (in millions)
Consolidated production	$152.5
Average gold price received	194.3

$346.8

Sales—base metals, net totaled $12.7 million from the Golden Grove operation in Western Australia in the second quarter of 2003, compared to $22.9 million in the second quarter of 2002 and included $9.5 million from copper sales and $3.2 million from zinc sales, both net of smelting and refining charges, compared to $4.4 million from copper sales and $14.9 million from zinc sales, both net of smelting and refining charges, and $3.6 million from cobalt sales (from the Kasese operation) during quarter ended June 30, 2002. Sales—base metals, net totaled $32.2 million for the six months ended June 30, 2003, compared to $32.3 million for the same period of 2002, and included $23.8 million from copper sales and $8.4 million from zinc sales, both net smelting and refining charges, compared to $13.8 million from copper sales and $14.9 million from zinc sales, both net of smelting and refining charges, and $3.6 million from cobalt sales (from the Kasese operation) during quarter ended June 30, 2002. The Kasese operation was sold during the second quarter of June 30, 2002.

Royalties of $10.5 million and $11.2 million were earned during the second quarters of 2003 and 2002, respectively, and $24.9 million and $15.0 million were earned during the first halves of 2003 and 2002, respectively. The year-to-date increase in 2003 relates primarily to six months of activity in 2003 compared to a four and one-half months in 2002, as most of the royalties were acquired as part of the acquisition of Franco-Nevada, and the higher prevailing gold and oil and gas prices for the six months ended June 30, 2003, as well as increased production from the Goldstrike property and a settlement of a royalty dispute. Newmont expects to earn $40 million to $50 million in royalties for the full year 2003.

Costs applicable to sales—gold were $423.7 million and $383.5 million for the second quarters of 2003 and 2002, respectively, and $822.7 million and $712.1 million for the first halves of 2003 and 2002, respectively. The quarter-to-date and year-to-date 2003 increase is primarily attributable to increased consolidated gold ounces sold and an increase in consolidated total cash costs per ounce. The increase in ounces sold was primarily at Yanacocha and in Australia, offset by a slight decline in ounces sold in Nevada. Cash costs primarily increased at Nevada and Australia, offset by a decrease in cash costs in Yanacocha. See Results of Operations for a discussion of gold sales and total cash costs per ounce by operation for 2003 and 2002

Costs applicable to sales—base metals and other was $10.0 million and $8.7 million in the second quarters of 2003 and 2002, respectively, and $25.3 million and $19.4 million in the first halves of 2003 and 2002, respectively. The second quarter of 2003 included $2.4 million for copper, $7.3 million for zinc and $0.3 million for other, while the second quarter of 2002 included $4.9 million for copper and $3.8 million for cobalt. Costs for zinc production were offset by lead by-product credits. The increase for the three months ended June 30, 2003 relates primarily to increased production of copper and zinc at Golden Grove compared to the three months ended June 30, 2002, offset by the disposal of the Kasese cobalt operation during the second quarter of 2002. The first half of 2003 included $11.4 million for copper, $13.3 million for zinc and $0.6 for other, while the first half of 2002 included $13.5 million for copper and $5.9 million for cobalt and other. The increase for the six months ended June 30, 2003 compared to the same period of 2002 was attributable to the full six months of operations at Golden Grove, compared to four and one-half months of operations at Golden Grove in 2002, offset by the disposal of the Kasese operation during the second quarter of 2002.

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

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	Nevada(3)		La Herradura(4)		Nevada(3)		La Herradura(4)
	2003	2002	2003	2002	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	125.0	125.5	146.4	141.3	125.0	128.1	146.4	141.3
– Average ore grade (ounces of gold per ton)	0.049	0.073	0.030	0.031	0.049	0.073	0.030	0.031
Actuals for Year
– Stripping ratio(2)	121.3	81.3	161.1	167.1	108.9	82.3	159.3	166.5
– Average ore grade (ounces of gold per ton)	0.081	0.072	0.026	0.026	0.093	0.067	0.026	0.026
Remaining Mine Life (years)	8	9	5	6	8	9	5	6

	Tanami(5,7)		Kalgoorlie(5)		Tanami(5,7)		Kalgoorlie(5)
	2003	2002	2003	2002	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	54.9	69.8	104.1	104.1	54.9	69.8	104.1	104.1
– Average ore grade (ounces of gold per ton)	0.120	0.120	0.065	0.065	0.120	0.120	0.065	0.065
Actuals for Year
– Stripping ratio(2)	81.5	82.5	89.4	98.0	80.9	78.8	90.4	98.0
– Average ore grade (ounces of gold per ton)	0.100	0.110	0.069	0.054	0.110	0.110	0.064	0.054
Remaining Mine Life (years)	3	4	13	14	3	4	13	14

	Martha(6,8)		Ovacik(6)		Martha(6,8)		Ovacik(6)
	2003	2002	2003	2002	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	29.1	28.8	26.3	26.3	29.1	28.8	26.3	26.3
– Average ore grade (ounces of gold per ton)	0.093	0.093	0.356	0.362	0.093	0.093	0.356	0.362
Actuals for Year
– Stripping ratio(2)	63.6	21.6	23.2	26.0	36.9	21.6	21.5	25.8
– Average ore grade (ounces of gold per ton)	0.073	0.098	0.346	0.376	0.083	0.098	0.361	0.371
Remaining Mine Life (years)	4	5	2	3	4	5	2	3

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The life-of-mine stripping ratio decreased slightly during 2003 from 2002 due to changes in the mining plan. The actual stripping ratio increased in 2003 from 2002 due to changes in the mining sequence to access higher-grade ore, which had a higher stripping ratio.
(4)	The life-of-mine stripping ratio increased slightly in 2003 from 2002 as a result of a slight decrease in ore grade. The actual stripping ratio decreased in 2003 due to more ore than waste being mined as the pit deepens. La Herradura is included in the Company’s Other North America operating segment.
(5)	Tanami and Kalgoorie are included in the Company’s Other Australia operating segment.
(6)	Martha and Ovacik are included in the Company’s Other International operating segment.
(7)	The life-of mine strip ratio decreased during 2003 from 2002 due to a revised mine plan.
(8)	The actual strip ratio increased in 2003 due to high waste removal during the period.

Depreciation, depletion and amortization was $139.3 million and $123.6 million for the second quarters of 2003 and 2002, respectively and $269.9 million and $225.8 million for the first halves of 2003 and 2002, respectively. The 13% increase in second quarter of 2003 relates primarily to the implementation of FAS 143 (see Accounting Changes) that resulted in an increase to Property, plant and equipment for the asset retirement costs which are depreciated over the life of each operation. The 20% increase in the first half of 2003 is attributable to a full six months of activity in 2003 from the acquired Normandy operations compared to four and one-half months in 2002, increased production and an increase in the depreciable base due to the adoption of SFAS 143 (see Accounting Changes). Newmont expects Depreciation, depletion and amortization to total between $560 million and $590 million for the full year 2003.

The following is a summary of Costs applicable to sales and Depreciation, depletion and amortization by operation:

	Costs Applicable of Sales				Depreciation, Depletion and Amortization
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002	2003	2002	2003	2002
	(Unaudited and in millions)
North America:
Nevada	$138.3	$155.1	$283.8	$309.5	$34.7	$25.2	$66.3	$52.0
Mesquite, California	2.4	2.1	5.0	4.5	1.6	1.5	2.5	3.0
La Herradura, Mexico	3.5	2.8	5.7	5.7	0.9	0.7	1.7	1.5
Golden Giant, Canada	13.7	13.6	30.4	27.3	4.4	5.6	11.6	10.1
Holloway, Canada	4.7	5.1	10.1	10.7	1.1	1.3	2.4	3.1

Total North America	162.6	178.7	335.0	357.7	42.7	34.3	84.5	69.7

South America:
Yanacocha, Peru	83.5	69.5	169.0	138.7	40.4	26.2	75.9	61.2
Kori Kollo, Bolivia	11.2	11.3	21.8	22.8	1.8	3.8	3.9	6.9

Total South America	94.7	80.8	190.8	161.5	42.2	30.0	79.8	68.1

Australia:
Kalgoorlie	29.7	19.6	52.1	30.4	3.0	2.2	4.6	3.4
Yandal	45.4	38.7	85.1	55.9	7.4	9.6	18.0	15.8
Tanami	46.7	32.3	78.3	45.1	10.1	9.9	17.7	13.0
Pajingo	12.2	7.6	20.6	12.8	6.9	6.4	12.5	9.9
Other Australia	—	—	—	—	—	1.6	—	3.1

Total Australia	134.0	98.2	236.1	144.2	27.4	29.7	52.8	45.2

Other Operations:
Minahasa, Indonesia	7.7	9.0	17.1	17.3	1.7	3.3	3.4	6.2
Zarafshan-Newmont, Uzbekistan	9.4	9.9	18.0	17.4	2.9	3.1	5.5	5.4
Martha, New Zealand	7.8	3.9	13.9	6.8	2.6	4.5	4.7	6.3
Ovacik, Turkey	6.4	4.2	10.8	7.2	3.8	2.8	7.2	3.5

Total Other Operations	31.3	27.0	59.8	48.7	11.0	13.7	20.8	21.4

Other:
Merchant banking	0.2	0.1	0.4	0.2	5.6	6.0	10.3	8.2
Base metals operations	9.7	8.6	24.9	19.2	6.7	6.7	13.8	7.0
Corporate and other	1.1	(1.3)	1.0	(0.1)	3.7	3.2	7.9	6.2

Total Other	11.0	7.4	26.3	19.3	16.0	15.9	32.0	21.4

Total Newmont	$433.6	$392.1	$848.0	$731.4	$139.3	$123.6	$269.9	$225.8

Exploration and research was $30.2 million and $18.8 million for the second quarters of 2003 and 2002, respectively, and $51.7 million and $30.4 million for the first halves of 2003 and 2002, respectively. These amounts reflect a full six months of exploration activity in 2003 for the combined Newmont, Franco-Nevada and Normandy exploration programs, as compared to four and one-half months in 2002. Newmont is forecasting exploration and research expenditures for the full year 2003 between $95 million and $100 million, compared to actual expenditures in for the full year 2002 of $88.9 million.

General and administrative expenses totaled $31.3 million and $27.7 million for the second quarters of 2003 and 2002, respectively, and $57.7 million and $49.0 million for the first halves of 2003 and 2002, respectively. The increase for the three and six months ended June 30, 2003 was attributable to higher legal expenses, increased expenses due to changes in actuarial pension assumptions, severance costs, and increased compliance and corporate governance costs. General and administrative expense has increased to 4.4% of Sales and other income for the second quarter of 2003, compared to 3.9% in the second quarter 2002 and decreased to 3.6% for the first half of 2003, compared to 4.1% for the first half of 2002. Newmont expects General and administrative expenses to total between $100 million and $105 million for the full year 2003.

Write-downs of assets totaled $1.8 million for the three and six months ended June 30, 2003 related to the write-down of a select number of vehicles in the mobile fleet at Yanacocha to their residual value. There were no write-downs during the three and six months ended June 30, 2002.

Other expenses (income) were $2.5 million and $(1.8) million for the second quarters of 2003 and 2002, respectively, and $24.5 million and $(0.9) million for the first halves of 2003 and 2002, respectively. The increase in the second quarter 2003 comparable to the second quarter of 2002 is due to $1.9 million of severance costs associated with the gradual winding down of operations at Kori Kollo, $1.2 million of costs associated with implementation of the Sarbanes-Oxley Act of 2002, offset by insurance recoveries. Other expenses in the first half of 2003 included, in addition to various individually insignificant items, an $10.6 million accrual for certain environmental obligations, $1.0 million associated with the finalization of a de-watering agreement in Nevada, $3.0 million for severance at the Kori Kollo project in Bolivia, $1.2 million of costs associated with implementation of the Sarbanes-Oxley Act of 2002, $3.3 million for cost investment impairments and $5.4 million for other expenses.

Gain on investments, net was $84.3 million for the six months ended June 30, 2003, and $47.3 million for both the three and six months periods ended June 30, 2002. There were no gains or losses on investments during the three months ended June 30, 2003. During the first quarter of 2003, Newmont recorded a gain on exchange of Echo Bay shares for Kinross shares of $84.3 million. During the three and six months ended June 30, 2002, Newmont recorded a gain of $47.3 million of the sale of its investment of Lihir. (see Liquidity and Capital Resources, Investing Activities, for more information).

Gain (loss) on gold commodity derivative instruments, net representing non-cash, mark-to-market gains and losses recognized on ineffective and partially ineffective gold derivative instruments was $16.6 million and $(9.5) million in the second quarters of 2003 and 2002, respectively, and $71.7 million and $(3.1) million for the first halves of 2003 and 2002, respectively. The gains in the second quarter of 2003 resulted predominantly from a strengthening of the Australian dollar from approximately $0.60 to $0.67 per US dollar between March 31, 2003 to June 30, 2003. The majority of the acquired Normandy gold hedge books consist of contracts to receive Australian dollars and to deliver gold. Most of the contracts appreciate in value as the Australian dollar strengthens. The US dollar gold price increased from $337 per ounce to $345 per ounce between March 31, 2003 and June 30, 2003 which offset some of the positive impact from the strengthening Australian dollar. During the second quarter of 2002, the US dollar gold price per ounce increased from $303 to $314 and the Australian dollar increased from $0.54 to $0.56 per US dollar between March 31, 2002 and June 30, 2002. The change in the US dollar gold price in 2002 had a negative impact in the fair value of the contracts, and the strengthening of the Australian dollar had a slightly smaller offsetting positive impact, resulting in the net $(9.5) million result. The gain for the first half of 2003 resulted predominantly from a strengthening of the Australian dollar from approximately $0.56 to $0.67 per US dollar between December 31, 2002 and June 30, 2003. The US$ gold price increased from $343 per ounce to $345 per ounce between December 31, 2002 and June 30, 2003 which had a moderately negative impact on the value of the contracts. During the first half of 2002, the US dollar gold price increased from approximately $301 per ounce to $314 per ounce and the Australian dollar appreciated from approximately $0.52 to $0.56 per US dollar from February 15, 2002 (the date of acquisition of Normandy) to June 30, 2002.

Gain on extinguishment of NYOL bonds, net was $94.4 million for the three and six months ended June 30, 2003. On May 29, 2003, Newmont, through its subsidiary Yandal Bond Company Pty Ltd (“YBCL”) made an offer to acquire all of NYOL’s outstanding 8  7/8% Senior Notes due in April 2008 at a price of $500 per $1,000 principal amount. As of June 30, 2003, YBCL had received binding tender offers for the Senior Notes totaling $196.8 million, representing 83% of the original $237.2 million outstanding principal amount (see Note 10 to the Consolidated Financial Statements, Extinguishment of NYOL Obligations).

Gain on extinguishment of NYOL derivatives liability, net was $76.6 for the three and six months ended June 30, 2003. On May 28, 2003, YBCL made an offer to acquire all of NYOL’s gold hedge contracts from the counterparties at a rate of $0.50 per $1.00 of net mark-to-market hedge liability as of May 22, 2003. Six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL as of June 30, 2003 (see Note 10 to the Consolidated Financial Statements, Extinguishment of NYOL Obligations).

Loss on extinguishment of debt was $19.5 million for the six months ended June 30, 2003. During the first quarter of 2003, Newmont repurchased $23.0 million, $52.3 million, $10.0 million, and $30.9 million face amount of its outstanding 8  3/8%, 8  5/8%, Newmont Australia Limited 7 1/2%, and Newmont Australia Limited 7 5/8% debentures, respectively, for total cash consideration of $135.8 million, net of associated discounts, premiums and capitalized debt issuance costs. See Liquidity and Capital Resources, Financing Activities.

Dividends, interest income, foreign currency exchange and other income was $32.3 million and $14.8 million for the three months ended June 30, 2003 and 2002, respectively, and $64.2 million and $15.3 million for six months ended June 30, 2003 and 2002, respectively. The three months ended June 30, 2003 include a foreign currency exchange gain of $27.2 million primarily composed of the following Canadian and Australian gains and losses: (i) $31.2 million foreign exchange gain on a Canadian dollar-denominated inter-company loan to a subsidiary whose functional currency is the Canadian dollar, reflecting a strengthening of the Canadian dollar from $0.68 to $0.74 per US dollar, (ii) a $10.4 million mark-to-market gain on ineffective foreign currency swaps, and (iii) a $11.8 million foreign currency loss on the translation of Newmont Australia Limited’s financial statements to US dollars due to the appreciation of the Australian dollar which increased during the quarter from $0.60 to $0.67 per US dollar. Also included in the 2003 first quarter were other foreign currency losses of $2.7 million, interest income of $2.8 million, a $0.2 million gain on the sale of exploration properties and income of $2.1 million for other various items. The three months ended June 30, 2002 include $5.1 million of interest income, $6.1 million of net foreign currency translation and exchange losses, a gain on the sale of exploration properties of $4.7 million and negative $1.0 million of other various items. The six months ended June 30, 2003 include a foreign currency translation gain of $51.9 million primarily composed of the following: an exchange gain of $56.1 million on the

Canadian intercompany loan, an $18.2 million mark-to-market gain on ineffective foreign currency swaps, and a $17.8 million foreign currency translation loss primarily associated with the appreciation of the Australian dollar and other foreign currency losses of $4.6 million. The 2003 first half also includes a $1.5 million gain on the sale of exploration properties, interest income of $5.0 million and income of $5.8 million for various other items. The six months ended June 30, 2002 includes $7.9 million of interest income, $1.5 million of net foreign currency translation and exchange losses, a gain on the sale of exploration properties of $6.4 million and $2.4 million of income for various other items.

Interest expense, net of capitalized interest, was $22.7 million and $35.1 million for the second quarters of 2003 and 2002, respectively and $52.6 million and $66.2 million for the first half of 2003 and 2002, respectively. Interest expense declined during the three and six months ended June 30, 2003 from the comparable periods of 2002 primarily due to a decrease in outstanding debt obligations (see Liquidity and Capital Resources, Financing Activities) resulting from Newmont’s debt-reduction strategy. Newmont expects Interest, net of capitalized interest, to total $90 million to $95 million for the full year 2003.

Income tax expense was $89.0 million and $29.8 million for the second quarters of 2003 and 2002, respectively, and $151.6 million and $31.0 million for the first halves of 2003 and 2002, respectively. The second quarter 2003 increase primarily reflects pre-tax income of $305.7 million, compared to pre-tax income of $100.8 million for the second quarter of 2002. The effective tax rate for the second quarter of 2003 was 29%, compared to 30% for the second quarter of 2002. The first half of 2003 increase in tax expense primarily reflects pre-tax income of $561.0 million, compared to pre-tax income of $96.6 million for the first half of 2002. The effective tax rate for the first half of 2003 was 27%, compared to 32% for the first half of 2002. The effective tax rate for the three and six months ended June 30, 2003 differs from the United States statutory rate of 35% applicable to multinational companies primarily due to the gains on the extinguishments on the NYOL bonds and derivatives liability which were subject to tax rates of approximately 30%. Higher gold prices in 2003 also resulted in higher percentage depletion and resource allowances than in 2002. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2002.

Minority interest in income of subsidiaries was $35.8 million and $19.3 million for the second quarters 2003 and 2002, respectively, and $73.6 million and $29.8 million for the first halves of 2003 and 2002, respectively. The increase in 2003 is primarily a result of increased earnings at Minera Yanacocha, where Newmont has a 51.35% interest, due to higher gold prices, increased gold sales ounces and lower production costs (see Results of Operations, South American Operations).

Equity loss and impairment of Australian Magnesium Corporation was $107.8 million and $119.5 million for the three and six months ended June 30, 2003, respectively, and $0.7 million for the three and six months ended June 30, 2002. During the second quarter of 2003, Newmont recorded a write-down of its investment in Australian Magnesium Corporation (“AMC”) of $107.8 million. The write-down was triggered by ongoing issues related to the project financing and financial viability of the Stanwell Magnesium Project and AMC’s inability to attract a new partner to finance this project. AMC halted the development and construction of the Stanwell Project during the quarter and recorded an impairment charge for the write-down of the project’s carrying value. Newmont’s equity and impairment charge included $72.7 million for its proportionate share of AMC’s losses for the quarter, including the impairment charge on the Stanwell Project, a $24.8 million write-down of a loan receivable due to Newmont from AMC, a $10 million charge to settle Newmont’s guarantee of a contract with Ford Motor Company, $6.6 million for a new credit facility provided by Newmont as part of AMC’s restructuring and other adjustments of approximately $1.1 million, partially offset by a $7.4 million income tax benefit. Newmont also recorded a write-down of approximately $11.0 million in the first quarter of 2003 for an other-than-temporary decline in value of the AMC investment, as well as its proportionate share of AMC’s first quarter losses of $0.7 million for a total of equity loss and impairment for the six months ended June 30, 2003 of $119.5 million (see Note 9 to the Consolidated Financial Statements, Investments and Equity Income of Affiliates).

Equity income of affiliates was $17.7 million and $18.0 million for the second quarters of 2003 and 2002, respectively, and $26.3 million and $19.4 million for the first half of 2003 and 2002, respectively. The three months ended June 30, 2003 included equity income in Batu Hijau of $18.4 million, and a $0.7 equity loss in AGR Matthey Joint Venture. The six months ended June 30, 2003 included equity income in Batu Hijau of $25.8 million, equity income in TVX Newmont Americas of $0.8 million and an equity loss in AGR Matthey Joint Venture of $0.3 million. The three and six months ended June 30, 2002, includes equity income in Batu Hijau of $13.5 million and $14.9 million, respectively. Both the three and six months ended June 30, 2002 includes equity income in TVX Newmont Americas of $3.9 million and equity income in AGR Matthey Joint Venture of $0.6 million. The six months ended June 30, 2002 includes equity income in Batu Hijau of $14.9 million, equity income in TVX Newmont Americas of $3.9 million and equity income in AGR Matthey Joint Venture of $0.6 million. The three and six month June 30, 2003 increase in equity income in Batu Hijau resulted primarily from a decrease in production costs due to an increase in gold by-product credits from higher grade ore and higher gold prices (see Results of Operations, Other Mining Operations).

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

Other comprehensive income (loss), net of tax was $19.1 million and $29.8 million during the second quarters of 2003 and 2002, respectively, and $60.2 million and $57.7 million during the first halves of 2003 and 2002, respectively. The second quarter of 2003 includes a $3.3 million loss primarily associated with the mark-to-market of Kinross Gold Corporation and other shares classified as available-for-sale marketable securities, a $26.1 million gain on the translation of subsidiaries with non-US dollar functional currencies, a $3.7 million loss on the effective portion of changes in the fair value of gold commodity derivative instruments classified as cash flow hedges. Newmont will continue to monitor the market value of its investment in Kinross Gold Corporation. In the event that the decline in the market value of the Kinross shares is sustained in future periods, the Company will evaluate the need to recognize a loss for an other-than-temporary decline in the value of the investment. The second quarter of 2002 includes a $29.0 million loss associated with the sale of the Lihir Gold shares classified as available-for-sale marketable securities, a $17.3 million gain on the translation of subsidiaries with non-US dollar functional currencies and a $39.1 million gain on the effective portion of changes in the fair value of derivative instruments classified as cash flow hedges. During the second quarter of 2002, the US$ gold price per ounce increased from $303 to $314 and the Australian dollar increased from $0.54 to $0.56 per US dollar between March 31, 2002 and June 30, 2002. The result of these changes was a gain on gold derivative instruments during the quarter.

The first half of 2003 includes $49.1 million loss on the mark-to-market of the Kinross and other shares classified as available-for-sale marketable securities, a $32.1 million gain on the translation of subsidiaries with non-US dollar functional currencies, a $72.5 million gain on the on the effective portion of changes in the fair value of gold commodity derivative instruments classified as cash flow hedges and a $4.6 million credit associated with the exchange of Echo Bay shares for Kinross shares. The gain on gold derivatives in 2003 resulted predominantly from a strengthening of the Australian dollar from approximately $0.56 to $0.67 per US dollar between December 31, 2002 and June 30, 2003. The majority of the acquired Normandy gold hedge books consist of contracts to receive Australian dollars and to deliver gold. Most of the contracts appreciate in value as the Australian dollar strengthens. The US dollar gold price increased from $343 per ounce to $345 per ounce between December 31, 2002 and June 30, 2003 which had a moderately negative impact on the value of the contracts. The first half of 2002 includes an $18.3 million debit associated with the sale of the Lihir Gold shares classified as available-for sale marketable securities, a $2.7 million gain on the mark-to-market of other marketable securities, an $18.1 million gain on the translation of subsidiaries with non-US dollar functional currencies and a $55.1 million gain on the effective portion of changes in the fair value of derivative instruments classified as cash flow hedges. During the first half of 2002, the US dollar gold price increased from approximately $301 to $314 and the Australian dollar appreciated from approximately $0.52 to $0.56 from February 15, 2002 (the date of acquisition of Normandy) to June 30, 2002.

Recent Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to provide alternative methods for voluntary transition to the fair value based method of accounting for stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information (see Note 19 to the Consolidated Financial Statements). SFAS 148 is effective for fiscal years ending after December 15, 2002.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 impacts accounting for variable interest entities created after January 31, 2003, and requires expanded disclosure of variable interest entities for financial statements issued after January 31, 2003. The provisions of FIN 46 must be applied by the Company to variable interest entities created before February 1, 2003 no later than the interim period beginning July 1, 2003. The Company is currently evaluating the impact of adoption of FIN 46 on its financial position or results of operations upon adoption.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to provide amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively.

The Emerging Issues Task Force is in the process of forming a committee to evaluate certain mining industry accounting issues, including issues arising from the implementation of Statement of Financial Accounting Standards No. 141 and Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) to business combinations within the mining industry and accounting for goodwill and other intangibles. Although such committee has not yet been formed, and no formal agenda has been set, the issues related to the business combinations within the mining industry and accounting for goodwill and other intangibles may be addressed along with the related question of whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. While the Company believes that its accounting for its mineral interests conveyed by leases is in accordance with generally accepted accounting principles, the Company cannot predict whether the deliberations of this committee will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from the Company’s current practices.

Liquidity and Capital Resources

During the six months ended June 30, 2003, Net cash provided by operating activities was $224.9 million, compared to $198.1 million for the six months ended June 30, 2002. The increase in operating cash flows in 2003 primarily reflects the impact of an increased average realized gold price in 2003 of $352 per ounce compared to $304 per ounce in 2002, offset by higher total cash costs and cash payments to settle derivative instruments. In 2003, there were several significant non-cash gains, which have been included as non-cash adjustments to net income, including the gains on the extinguishments of the NYOL bonds and derivative liabilities totaling $171.0 million, the gain on exchange of Echo Bay shares for marketable securities of Kinross of $84.3 million, a gain on the mark-to-market of ineffective and partially effective derivative instruments of $71.7 million and a $34.5 million cumulative effect reflecting the adoption of SFAS No. 143. In 2002, net income was adjusted for a gain of $47.3 on the disposition of the Lihir securities in addition to a $7.7 million non-cash gain for the cumulative effect with respect to depreciation, depletion and amortization. Net cash provided by operating activities in the first six months of 2003 was also net of $121.0 million of cash outflows to early settle derivatives classified as cash flow hedges.

Net cash (used) provided by investing activities was $(119.2) million and $308.0 million for the six months ended June 30, 2003 and 2002, respectively. Investing activities in 2003 used more cash primarily due to $74.5 million higher capital expenditures for property, plant and mine development and $405.0 million lower proceeds from the sale of short-term investments compared to the same period for 2002. See Investing Activities below for more information on capital expenditures in each year. The six months ended June 30, 2003 included $180.0 million of proceeds from the sale of TVX Newmont Americas, offset by a $56.2 million equity contribution to Australian Magnesium Corporation, an equity investment of the Company, net of approximately $10.0 million of cash payments received from Batu Hijau for inter-company charges. Additionally, during the six months ended June 30, 2003, $29.1 million was used for early settlement of ineffective derivative investments and $11.2 was used to acquire Newmont NFM minority interest. The six months ended June 30, 2002 also included $84.0 million proceeds from the sale of Lihir securities, $50.8 million proceeds from the sale of gross currency swaps, proceeds of $19.9 million from other, and a net $87.9 million outflow related to the acquisitions of Franco-Nevada and Normandy.

Net cash used in financing activities was $214.8 million in the six months ended June 30, 2003, compared to $386.4 million in the six months ended June 30, 2002. Financing activities in 2003 included $322.4 million of debt repayments, including early extinguishments (see Financing Activities), offset by $115.0 million of borrowings under the Company’s credit facilities of which $19.0 million was outstanding at June 30, 2003, and $32.3 million of cash outflows for dividend payments. The Company also received approximately $24.8 million of proceeds from the issuance of common stock. The six months ended June 30, 2002 included $489.1 million of borrowings on the Company’s credit facilities to pay the cash portion of the purchase price of Normandy and other acquisition costs. Such borrowings were repaid shortly after the acquisition with the proceeds from the sale of the Franco-Nevada short-term investments. Total debt repayments were $119.8 million. Dividend payments for 2002 totaled $25.9 million, and the Company received approximately $62.9 million of proceeds from the issuance of common stock primarily from the exercise of employee stock options.

Newmont’s contractual obligations at June 30, 2003 are summarized as follows:

	Payments Due by Period
Contractual Obligations (1) (2)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-term debt	$1,149.3	$20.7	$631.1	$260.0	$237.5
Capital lease obligations	304.3	2.7	38.3	57.9	205.4
Operating leases	57.1	10.9	30.4	11.1	4.7
Minimum royalty payments	68.5	21.3	29.1	17.7	0.4
Purchase obligations	69.0	20.6	22.1	11.8	14.5
Other	200.6	50.8	96.9	52.8	0.1

Total	$1,848.8	$127.0	$847.9	$411.3	$462.6

(1)	Purchase obligations represent contractual obligations for purchase of power, supplies, consumables, inventories, royalties and capital projects.
(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The cost of these remediation and reclamation obligations are not included in the table above. For more information regarding remediation and reclamation liabilities see Note 10 to the March 31, 2003 Consolidated Financial Statements.

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

Newmont’s cash flows can be impacted by its gold derivative contracts. For gold ounces sold into gold forward sales contracts and other similar instruments (“committed contracts”), the Company realizes the contract price fixed in each contract. If the spot price at the time of the sale exceeds the related contract price, Newmont does not receive the excess of the spot price over the strike price relative to the ounces sold into that contract. If the spot price at the time of the sale is below the contract price, Newmont realizes an above-market price on the ounces sold into that contract based on the contract price. Gold put option contracts and other similar instruments (“uncommitted contracts”) have the effect of establishing a floorprice the Company will receive for gold ounces sold into each contract. If the spot price at the time of the sale exceeds the strike price of the contract, then Newmont realizes the spot price. If the spot price at the time of the sale is less than the strike price, then Newmont realizes the strike price. Assuming the contracts remain outstanding in the future, committed contracts have the effect of locking in the price Newmont will realize on the sale of the ounces associated with each contract, and uncommitted contracts have the effect of establishing a minimum price Newmont will realize for the sale of the ounces associated with each contract.

Based on current gold prices and exchange rates, Newmont estimates that there will be no impact of its gold derivative contracts outstanding at June 30, 2003 on the net cash proceeds from the sale of gold in 2003 compared to the proceeds the Company would have received if the relevant gold had been sold into the spot market. 3% of estimated production in 2003 is subject to uncommitted contracts and there are no committed contracts remaining for 2003. The reduction of proceeds from the sale of gold in each of the years 2004 through 2008, when all currently outstanding gold derivative contracts will have matured, is not expected to exceed $0.7 million based on an assumed gold price of $340 per ounce, a price that is consistent with management’s long-term view of gold prices. In addition, no assurance can be given that the gold derivative contracts will remain outstanding in the future as Newmont may opportunistically close out certain contracts if favorable market conditions exist. At June 30, 2003, Newmont also was contractually obligated to pay approximately $12 million in 2003 related to the ineffective portion of certain gold derivative contracts. Payments for these items in the years 2004 and thereafter are not expected to exceed the amount in 2003.

The Company’s cash flows could also be impacted by certain gold derivative contracts that are subject to rights to terminate (see Market Conditions and Risks).

Investing Activities

Additions to Property, plant and mine development

	Six months ended June 30,
	2003	2002
	(unaudited, in millions)
North America:
Nevada	$50.0	$21.2
La Herradura, Mexico	1.1	1.1
Golden Giant, Canada	0.2	4.6
Holloway, Canada	0.9	0.7

Total North America	52.2	27.6

South America:
Yanacocha, Peru	96.0	69.7
Kori Kollo, Bolivia	0.6	0.6

Total South America	96.6	70.3

Australia:
Pajingo	6.4	3.4
Kalgoorlie	2.6	5.4
Yandal	8.8	10.8
Tanami	12.8	8.1

Total Australia	30.6	27.7

Other Operations:
Zarafshan-Newmont, Uzbekistan	0.7	2.7
Martha, New Zealand	9.5	3.9
Akyem, Ghang	2.6	—
Ahafo (Yamfo-Sefai), Ghang	6.4	—
Ovacik, Turkey	2.9	2.0

Total Other Operations	22.1	8.6

Other:
Base Metals Operations	5.8	3.8
Corporate and Other	8.0	2.8

Total Other	13.8	6.6

Total Newmont	$215.3	$140.8

Expenditures for North American operations during the first six months of 2003 ($52.2 million) included $26.5 million related to activities in Nevada for the development of the Leeville Underground Mine (“Leeville”). South American capital expenditures were primarily at Yanacocha ($96.0 million) with $66.4 million for mine and leach pad development and other ongoing expansion work. Australian capital expenditures of $30.6 million were primarily for mine development at the majority of the underground mines. Other projects include mine development at the Martha mine in New Zealand. Expenditures for North American operations during the first six months of 2002 included $21.2 million related to activities in Nevada, which included expenditures for the development of the Deep Post, Leeville and Chukar underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($69.7 million) for mine development and other ongoing expansion work.

Newmont expects to spend approximately $550 million to $580 million on capital projects in 2003, with approximately $137 million in North America, $137 million in Australia, $226 million in South America and approximately $71 million in other locations. The majority of budgeted expenditures are for mine development and replacement capital. In Nevada, two expansion projects, the Gold Quarry South Layback (“GQSL”) and the Leeville, are underway. GQSL is located in the South Area at Carlin and is expected to yield approximately 2.7 million ounces of production, with annual production of between 420,000 and 440,000 ounces commencing in late 2003. Total capital expenditures for GQSL are projected to be approximately $9.1 million, of which $2.1 million had been spent as of June 30, 2003. Leeville is located in Carlin’s North Area and will produce approximately 3.0 million ounces, with annual production of approximately 500,000 to 550,000 ounces commencing at the end of 2005. Total capital expenditures for Leeville are projected to be $181 million, of which $42.6 million had been spent as of June 30, 2003.

Other Investing Activities

TVX Newmont Americas

On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas (a joint venture between the Company and TVX Gold Inc, acquired as part of the Normandy transaction) to TVX for $180 million in cash. Newmont recognized no material gain or loss on the transaction.

Echo Bay Mines Ltd.

On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its 45.67% interest in Echo Bay. Newmont recognized a pre-tax gain of $84.3 million on the transaction.

Batu Hijau

As discussed in Note 9 to the Consolidated Financial Statements, Newmont has an indirect 45% interest in the Batu Hijau mine in Indonesia and its partner, an affiliate of Sumitomo Corporation, has an indirect 35% interest. Because Newmont and Sumitomo carried the interest of the 20% Indonesian partner, Newmont recognizes 56.25% of Batu Hijau’s income until recouping the bulk of its investment. At June 30, 2003 and December 31, 2002, Newmont’s investment in Batu Hijau was $684.9 million and $660.9 million, respectively.

On May 9, 2002, P.T.Newmont Nusa Tenggara (“PTNNT”) completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the ability to defer up to $173.4 million in principal payments scheduled for 2002 and 2003. The restructuring was expected to provide a better match between the expected cash flows of the project and the maturities of the debt. Any deferred principal amounts were to be repaid between 2004 and 2010. Under this restructuring, PTNNT is not permitted to pay dividends or make other restricted payments to Newmont or Sumitomo as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts outstanding under the project financing were $783.2 million at June 30, 2003 and $913.3 million in December 31, 2002. The amount of deferred principal at June 30, 2003 was $43.3 million and at December 31, 2002 was $173.4 million. During the quarter ended June 30, 2003, PTNNT repaid $130.1 million of this facility all of which represented repayments of the deferred principal. Newmont and its partner also provide a contingent support facility to PTNNT. During the first half of 2003 and 2002, Newmont funded zero and $24.8 million, respectively, under this contingent support facility as its pro-rata share of capital expenditures. Remaining support from Newmont and its partner available under this facility amounts to $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

Australian Magnesium Corporation

At December 31, 2002, Newmont’s interest in AMC comprised a 22.8% equity and voting interest and a loan receivable in the amount of A$38 million (approximately $20.1 million) including interest capitalized since December 31, 2002. In addition, Newmont subsidiaries had obligations to contribute to AMC A$100 million in equity by January 31, 2003 and a further A$90 million in equity (reduced to A$75 million through a funding agreement reached in January 2003, though a condition required to bring the agreement into effect was not satisfied), contingent upon the Stanwell Magnesium Project not achieving certain specified production and operating criteria by December 2006. On January 3, 2003, Newmont purchased an additional 167 million shares at A$0.60 per share for a total of A$100 million (approximately $56.2 million) increasing its ownership to 40.9%, thereby satisfying its January 2003 equity contribution obligation. However, due to additional equity contributions by other shareholders on January 31, 2003, Newmont’s interest was decreased to 27.8%. As a result of this equity dilution in its interest in AMC, Newmont recorded an increase of $7.0 million to Additional paid-in-capital.

AMC’s primary asset is the Stanwell Magnesium Project (the “Project”), a proprietary chemical and dehydration process for producing anhydrous magnesium chloride as feed for an electrolytic cell to produce molten magnesium metal and magnesium alloys. The original funding arrangements for the Project amounted to approximately A$1.5 billion (approximately $1 billion), including contingencies and cost overrun reserves. Preliminary indications by AMC are that the project may now require A$150 million to A$200 million (approximately $100 million to $134 million) of funds in addition to the existing funding arrangements and potentially some form of third-party project financing support.

On April 17, 2003, AMC announced that it was unlikely that it would reach agreement with its independent engineering firm for a fixed price contract for the development of the Project. Following this announcement, AMC’s share price declined substantially and was A$0.24 per share on May 8, 2003. As a result, Newmont wrote down the carrying value of its investment at March 31, 2003 to the quoted market price of the AMC shares at that date of $A0.43 per share and recorded a loss for an other-than-temporary decline in market value of $11 million.

On June 5, 2003, AMC requested suspension of its securities on the ASX. Subsequently, on June 12, 2003 AMC announced a restructuring agreement with the project’s major creditors including Newmont (the “Agreement”). The Agreement was designed to give AMC time to assess the Project development options and to search for either a corporate or project partner. Work on the Project has essentially ceased and the site is in a care and maintenance status. It is not known if or when the Project or any other magnesium project will be developed by AMC. In addition, as part of the Agreement, AMC (i) will settle outstanding obligations to its outside creditors from existing cash reserves, (ii) has cancelled the senior debt facilities associated with the Project and the associated foreign exchange and interest rate hedging contracts and (iii) has agreed to release Newmont from the above-mentioned A$90 million (approximately $60.1 million) contingent funding commitment. Newmont has agreed to forgive its A$38 million (approximately $24.8 million) loan receivable and provide support in the form of an A$10 million (approximately $6.6 million) contingent, subordinated credit facility and to maintain the existing guarantee in relation to the QMC finance facilities described below.

As a result of the agreement, Newmont recorded an additional write-down in the second quarter of $107.8 million reducing the carrying value of its investment in AMC to zero. The write-down is attributable to the following: (i) $72.7 million representing the book value of the investment at June 30, 2003, (ii) $24.8 million for the loan receivable from AMC, (iii) $10 million charge to settle Newmont’s guarantee of the Ford contract (see discussion below), (iv) $6.6 million relating to the contingent credit facility, and (v) $1.1 million for various other items offset by a $7.4 million income tax benefit.

Newmont had guaranteed a $30 million obligation payable by AMC to Ford Motor Company (“Ford”) in the event the Project did not meet certain specified production and operating criteria by November 2005. AMC indemnified Newmont for this obligation, but this indemnity was unsecured. As of June 30, 2003, Newmont and Ford agreed to settle the liability in relation to the guarantee for $10 million in exchange for a release of the guarantee. Newmont has agreed not to seek recovery of this amount from AMC.

Subsequent to June 30, 2003, Newmont’s ownership interest in AMC was further diluted to 26.9% (See Note 21, Subsequent Events).

Newmont is also the guarantor of an A$71 million (approximately $47 million) amortizing loan facility of AMC’s subsidiary, QMC Finance Pty Ltd (“QMC”), of which A$67.5 million (approximately $45.0 million) was outstanding as of June 30, 2003. The QMC loan facility, which is secured by the assets of the Queensland Magnesia Project, expires in November 2006.

QMC is also a party to hedging contracts, which have been guaranteed by Newmont. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of June 30, 2003, the fair value of these contracts was a positive A$5.5 million (approximately $3.7 million).

The guarantees under the QMC loan facility and hedging contracts could be called in the event of a default by QMC. Newmont’s liability under QMC loan facility guarantee is limited to the total amount of outstanding borrowings under the facility at the time the guarantee is called. Newmont’s maximum potential liability under its guarantee of the QMC hedging contracts, however, would depend on the market value of the hedging contracts at the time the guarantee is called upon. The principal lender and counterparty under the QMC loan and hedging facilities also have a fixed and floating charge over certain assets of AMC. In the event the guarantees are called, Newmont would have a right of subrogation to the lender under Australian law.

Takeover Bid for Otter Gold Mines Limited

On December 4, 2002, Normandy NFM Limited, trading as Newmont NFM (“Newmont NFM”) announced its intention to make an offer for all shares and options in Otter Gold Mines Limited (“Otter”) that Newmont NFM did not already own. Newmont NFM is an Australian corporation that is listed on the Australian Stock Exchange (“ASX”). Otter is a New Zealand corporation that is also listed on the ASX. As of the date of making the announcement, the Company, through subsidiaries, held an 85.86% interest in Newmont NFM and Newmont NFM, in turn, held 89.17% of the outstanding Otter shares. Newmont NFM’s offer was made on January 9, 2003 and closed on February 25, 2003. By the close of the offer, Newmont NFM had acquired in excess of 90% of the total outstanding shares in Otter, which, under New Zealand law, entitled Newmont NFM to compulsorily acquire all remaining outstanding Otter shares. Newmont NFM has initiated and completed the compulsory acquisition process and now owns 100% of Otter. The total purchase price was approximately $1.5 million.

Newmont NFM Limited Scheme of Arrangement

On April 2, 2003, the shareholders of Newmont NFM voted to approve the proposed scheme of arrangement under which Newmont NFM would become a wholly owned subsidiary of Newmont Australia Limited, a wholly owned subsidiary of Newmont Mining Corporation. The Federal Court in Sydney, Australia approved the scheme on April 11, 2003 and the scheme became effective on April 14, 2003 after the orders of the Federal Court were filed with the Australian Securities and Investments Commission. Under the terms of the scheme, Newmont NFM shareholders receive 4.40 ASX listed Newmont Mining Corporation CHESS Depositary Instruments (“CDIs”), with each CDI equivalent to 0.1 Newmont Mining Corporation common shares. As an alternative to receiving Newmont Mining Corporation CDIs, shareholders could sell their Newmont NFM shares back to the company under a concurrent buy-back offer of A$16.50 per Newmont NFM share. On April 29, 2003, Newmont Mining Corporation issued 4,437,506 common shares to the CHESS, and in turn, 44,375,060 CDIs were issued to former NFM shareholders. The market value of the issued Newmont Mining Corporation shares was approximately $105 million, based on the average quoted value of the shares of $23.58 two days before and after November 28, 2002, the date the terms of the transaction were agreed upon and announced. The market value of the issued shares, together with the cash consideration paid to those shareholders who elected to accept the buy-back offer of approximately $10 million (including transaction costs), gave rise to a total purchase price of approximately $115 million. Newmont has performed a preliminary purchase price allocation based on independent appraisals and valuations that gave rise to goodwill of $77.1 million. The final purchase price allocation is not expected to vary significantly from the preliminary allocation.

Ntotoroso Acquisition

On March 24, 2003, Newmont and Moydow Mines International Inc. signed a letter of intent for Newmont to purchase Moydow’s 50% interest in the Ntotoroso property located on the Ahafo belt in Ghana for $20 million. Newmont currently holds the other 50% interest in Ntotoroso. Under the terms of the letter of intent, Moydow will have the option to receive up to $2 million in cash and the balance in Newmont shares. Moydow will also receive a 2% net smelter return royalty on gold and silver production from the property in excess of the current reserve of 1.2 million ounces. The acquisition will give Newmont 100% ownership of the Ahafo project. Newmont expects to close the transaction during the third quarter of 2003.

Pension Funding

Due to poor returns on plan assets during the last few years, Newmont funded $6.3 million into its pension plans during the first half of 2003 and expects to fund approximately an additional $15 million to $18 million during the second half of 2003. The second quarter funding was from Net cash provided by operating activities and all subsequent funding in 2003 is expected to come from the same source. See Market Conditions and Risks, Pension and Other Benefits for more information.

Financing Activities

Scheduled minimum long-term debt repayments are $23.6 million for the remainder of 2003, $177.4 million in 2004, $437.0 million in 2005, $109.8 million in 2006, $74.8 million in 2007 and $631.0 million thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities.

The Company’s $1.0 billion revolving credit facility, entered into June 1997, was replaced in October 2001 with two unsecured multi-currency revolving credit facilities with a consortium of banks: a $200 million facility with an initial term of 364 days, which may be extended annually to October 2006; and a $400 million revolving facility, which matures in October 2006. In February 2002, in connection with the Normandy transaction, Newmont acquired an additional A$490 million committed revolving multi-option facility with a syndicate of banks. In May 2002, Newmont repaid the $170.6 million outstanding under this facility, closed it and added an additional $150 million Australian bank tranche to the existing facilities for a total borrowing capacity of $750 million. Interest rates and facility fees vary based on the Company’s credit rating. Borrowings under the facilities bear interest equal to either the London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.70% to 0.975% or the greater of the federal funds rate or the lead bank’s prime rate. Annual fees vary from 0.10% to 0.40%. At June 30, 2003, the fees were 0.15%, 0.175% and 0.30% of the commitment, for the $200 million, the $400 million and the $150 million facilities, respectively. The facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-earnings before interest, taxes, depreciation and amortization, and restrictions on incurring liens and transactions with affiliates. There were $19.0 million of borrowings under the facilities as of June 30, 2003. The Company is in compliance with all debt covenants.

In April 1998, NYOL, an indirect, wholly-owned subsidiary of Newmont, issued $300 million of ten year 8 7/8% senior unsecured notes. In conjunction with the Normandy acquisition, NYOL was acquired by Newmont in February 2002. In March 2002, Newmont, through an indirect, wholly-owned subsidiary, made an offer to repurchase any and all of NYOL’s outstanding 8 7/8% Senior Notes due 2008. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between NYOL and The Bank of New York, as Trustee. The Indenture required that NYOL, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture can be read to the contrary, Newmont took the position that a Change of Control occurred on February 20, 2002 when Newmont acquired control of Normandy. The Indenture provides that NYOL is not required to make the Change of Control Offer if a third party makes the offer. Newmont’s offer, however, should not be construed as a commitment by Newmont to provide ongoing financial or credit support to NYOL. The Change of Control Offer was open until May 14, 2002, resulted in redemption of $62.8 million of the outstanding notes and gave rise to a $0.6 million loss on extinguishment recorded in Other expenses.

On May 29, 2003, Newmont made an offer through its subsidiary, YBCL to acquire all of the outstanding 8 7/8% Senior Notes due in April 2008 of its Australian subsidiary, NYOL. The offer to acquire the Senior Notes was at a price of $500 per $1,000 of principal amount. As of June 30, 2003, YBCL had received binding tenders for the Senior Notes totaling $196.8 million, representing 83% of the total $237.2 million outstanding principal amount. The transaction gave rise to a Gain on extinguishment of NYOL bonds, net of $94.4 million, net of transaction costs. YBCL subsequently received additional binding tenders for a portion of the remaining outstanding Senior Notes and extended the offer deadline (see Note 21 to the Consolidated Financial Statements, Subsequent Events). In order to comply with applicable requirements and to allow holders of NYOL’s outstanding 8 7/8% Senior Notes more time to assess these developments, YBCL, extended the consent payment deadline and the expiration of the offer to acquire the Senior Notes to July 11, 2003. YBCL subsequently extended the deadline to July 18, 2003. As of June 30, 2003, YBCL had received tenders for the Senior Notes totaling $196.8 million, or 83%, of the total $237.2 million principal. The NYOL notes are non-recourse to Newmont and have not been assumed or otherwise guaranteed by Newmont. Interest on the notes is paid semi-annually in arrears in April and October. Certain financial instruments were entered into whereby NYOL has agreed to exchange US dollar fixed interest amounts payable with a gold interest rate. Of the total, US$183.6 million has been swapped into a gold interest rate, of which half is fixed at 3.87% and half is floating. These transactions have been closed out as part of the buy back of the NYOL hedge book liability discussed in Note 10 to the Consolidated Financial Statements, Extinguishment of NYOL Obligations.

On July 3, 2003, the board of directors of NYOL resolved to place NYOL into VA as it is insolvent or likely to become insolvent. In conjunction with the VA process, Newmont has made an offer to the administrator for NYOL that, if accepted, would bring NYOL out of VA. The offer effectively values the assets at $200 million and may result in NYOL’s outstanding third-party Senior Note holders and the remaining hedge contract counterparty receiving not more than $0.40 on the dollar. If Newmont’s offer is accepted, NYOL would be returned to the control of its directors, and its employees would continue their employment as usual. In addition, Newmont will honor any prior unpaid obligations to NYOL’s employees and offer trade creditors payment in full. In order to comply with applicable requirements and to allow holders of NYOL’s outstanding 8 7/8% Senior Notes more time to assess these developments, YBCL, extended the expiration of the offer to acquire the Senior Notes to July 11, 2003. YBCL subsequently extended the deadline to July 18, 2003. Since June 30, 2003, YBCL has received additional tenders for an additional $40.2 million of principal, such that YBCL has now received tenders for a total of $237.0 million of principal, or 99.9% of the original $237.2 million outstanding third-party principal at the date of its initial offer.

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

During the first half 2003, Newmont repaid $15 million of the Ovacik project financing facility, of which $4 million represented scheduled repayments and $11 million represented early extinguishments at face value. $5 million of this was repaid in the first quarter of 2003. $19.1 million of the Otter Gold Co. facility was repaid in the second quarter of 2003. Of this amount $5.3 million represented an early extinguishment at face value. Also during the first half of 2003, $15 million of medium term notes matured, $14 million of the Minera Yanacocha trust certificates matured, $5 million of A Tranche of the Minera Yanacocha $100 million credit facility matured and $6 million of the Minera Yanacocha Banco de Peru facility matured.

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

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2003 and at December 31, 2002, $379.8 million and $254.1 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. On January 1, 2003, the Company adopted SFAS 143, “Asset Retirements Obligations” (see Accounting Changes).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $62.5 million and $48.1 million were accrued for such obligations at June 30, 2003 and December 31, 2002, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 49% greater or 32% lower than the amount accrued at June 30, 2003. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 12 and 18 to the Consolidated Financial Statements.

During the six months ended June 30, 2003 and 2002 capital expenditures were approximately $26.7 million and $5.3 million, respectively, to comply with environmental regulations. Expenditures of $40.5 million are anticipated for the full year 2003, primarily at Minera Yanacocha. Ongoing costs to comply with environmental regulations have not been a significant component of cash operating costs.

Newmont spent $5.5 million and $4.8 million during the first halves of 2003 and 2002, respectively, for environmental obligations related to the former mining sites discussed in Note 25 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as updated in Note 18 to the Consolidated Financial Statements for the quarter ended June 30, 2003 contained herein, and expects to spend approximately $14.4 million for the full year 2003.

Market Conditions and Risks

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $343 by December 31, 2002. During 2003, the price has been consistently above $320 and was $345 at June 30, 2003. Changes in the market price of copper also affect Newmont’s profitability and cash flow from its Batu Hijau mine in Indonesia and its Golden Grove mine in Australia.

Hedging

Newmont generally sells its gold production at market prices. Newmont has historically, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of the Normandy acquisition, three of its affiliates had a substantial derivative instrument position. These three affiliates are now known as Newmont Gold Treasury Pty Ltd, Newmont NFM and NYOL. Following the Normandy acquisition, however, and in accordance with the Company’s non-hedging philosophy, efforts to reduce and simplify the Normandy hedge positions have been undertaken. Accordingly, the Normandy gold hedge books have been reduced by approximately 9.1 million ounces since February 2002. During the quarter, in non-NYOL entities, 1.17 million ounces of committed forward contracts were closed out, 22,000 ounces of committed contracts were delivered into and 52,000 ounces of uncommitted puts either lapsed or were exercised. In NYOL, 2,877,000 ounces were bought back as part of the offer to acquire the hedge book liability. On May 28, 2003, YBCL made an offer to acquire all of NYOL’s gold hedge contracts from the counterparties at $0.50 per $1.00 of net mark-to-market hedge liability as of May 22, 2003. As of June 30, 2003, six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL. Also during the quarter, a further 126,000 ounces of NYOL positions to buy gold were closed out or matured. In total, the Australian hedge books were reduced by 4.96 million committed ounces and 862,000 uncommitted ounces during the first half of 2003. In the first half of 2002, commencing with the acquisition of Normandy on February 15, 2002, the gold hedge book was reduced by 1,071,000 ounces. Committed contracts were reduced by 724,000 ounces by delivering into 218,000 ounces and unwinding 506,000 ounces. Similarly, uncommitted contracts for 347,000 ounces were either delivered, closed out or converted from committed contracts during the period ending June 30, 2002.

The result of the activity in the first half year of 2003 was that the Normandy gold hedge books were reduced to 195,000 committed ounces and 632,000 uncommitted ounces for a total of 827,000 ounces of outstanding positions at June 30, 2003. The mark-to-market valuation of the Normandy gold hedge books at June 30, 2003 represented a liability of approximately $18.7 million broken down as follows: Newmont Gold Treasury Pty Ltd $(7.6) million; and NYOL $(11.1) million. This valuation compares to a mark-to-market valuation of the Normandy gold hedge books at December 31, 2002 of negative $433 million broken down as follows: Newmont Gold Treasury Pty Ltd $(122) million; Newmont NFM $(23) million; and NYOL $(288) million.

The following table shows the approximate sensitivities of the US$18.7 mark-to-market value of the Normandy gold hedge books to certain market variables as of June 30, 2003 (actual changes in the timing and amount of the following variables may differ from the assumed changes below):

	Change in Variable	Change in Mark-to-Market Value (millions)
A$ Interest Rates	+/-1.0%	-/+ $1.3
US$/A$ Exchange Rates	+/-$0.01	+/-$6.0
Gold Lease Rates	+/-1.0%	+/-$2.0
US$ Interest Rates	+/-1.0%	-/+$0.1
US$ Gold Price/oz.	+/-$1.00	-/+$1.5

Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties. All of NYOL’s remaining hedge positions are governed by an agreement that confers on the relevant counterparty a right to terminate the position prior to its agreed scheduled maturity date. Such a termination would result in an immediate cash settlement of that contract based on the market value on the date of termination and could result in a cash settlement obligation to NYOL hedge counterparties in excess of available funds. Subsequent to June 30, 2003 NYOL was placed into VA which may impact on the rights to terminate, (see Note 21 to the Consolidated Financial Statements, Subsequent Events,). NYOL obligations are non-recourse to Newmont and its other subsidiaries.

The tables below summarizes those NYOL contracts that were subject to rights to terminate and the mark-to-market value of those contracts as of June 30, 2003 and December 31, 2002, respectively:

Potential Termination Date(1)	Ounces of Gold at June 20, 2003	Fair Value at June 30, 2003	Ounces of Gold at December 31, 2002	Fair Value At December 31, 2002

		(in millions)		(in millions)
January, 2004		$	(780,000)	$11.8
June, 2004			(133,335)	(10.4)
April, 2005			(840,000)	(31.0)
May, 2005	(195,000)	(4.9)	(195,000)	(15.7)
June, 2005			30,000	(12.0)
August, 2005			(1,304,997)	(105.7)
October, 2006		0.8		(13.0	)(2)

Total	(195,000)	$(4.1)	(3,223,332)	$(176.0)

(1)	Earliest possible termination date permitted under the contract
(2)	This position, which forms part of the US$/Gold swap contracts, is with a different counterparty than the original swap transaction and has no ounces associated with it.

Gold Commodity Contracts

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate of US$0.67 and US$0.56 per A$1 at June 30, 2003 and December 31, 2002, respectively.

Gold Forward Sales Contracts

Newmont had no gold forward commodity contracts outstanding at June 30, 2003 (unaudited) and had the following gold forward contracts as at December 31, 2002:

Gold Forward Sales Contracts at December 31, 2002:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter
(A$ denominated)								US$ (000)
Fixed Forwards:
Ounces	1,022	1,060	227	52	26	—	2,387
Average price	$297	$300	$293	$266	$254	$—	$297	$(138,095)
Floating Rate Forwards:
Ounces	—	—	61	231	184	31	507
Average price	$—	$—	$332	$342	$352	$348	$345	$(37,401)
Synthetic Forwards:
Ounces	39	80	80	80	80	80	439
Average price	$313	$305	$305	$305	$305	$305	$306	$(34,222)
Total:
Ounces	1,061	1,140	368	363	290	111	3,333
Average price	$298	$300	$302	$323	$330	$317	$305	$(209,717)

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

Gold Put Option Contracts

Newmont had the following gold put option contracts at June 30, 2003 (unaudited) and December 31, 2002:

	Expected Maturity Date or Transaction Date							Fair Value June 30, 2003
Gold Put Option Contracts at June 30, 2003:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	105	203	205	100	20	—	632	$(7,591)
Average price	$292	$292	$292	$338	$397	$—	$303

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
Gold Put Option Contracts at December 31, 2002:	2003	2004	2005	2006	2007	Thereafter		US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	209	203	205	100	20	—	737
Average price	$292	$292	$292	$338	$397	$—	$301	$(6,773)
A$ Denominated Fixed Purchased Puts:
Ounces	91	88	49	—	—	—	228
Average price	$312	$318	$309	$—	$—	$—	$314	$(3,690)
A$ Denominated Floating Forward Purchased Puts:
Ounces	16	—	207	69	—	287	579
Average price	$316	$—	$332	$342	$—	$344	$338	$(12,140)
Total:
Ounces	316	291	461	169	20	287	1,544
Average Price	$299	$300	$312	$340	$397	$344	$317	$(22,603)

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

Gold Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at June 30, 2003 (unaudited) and December 31, 2002:

	Expected Maturity Date or Transaction Date							Fair Value June 30, 2003
Gold Put Option and Other Instruments at June 30, 2003:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	US$ (000)
(A$ Denominated)
Indexed Forward Contracts:
Ounces	—	—	33	65	65	32	195	$(4,937)
Average price	$—	$—	$361	$361	$361	$361	$361

	Expected Maturity Date or Transaction Date							Fair Value December 31, 2002
Gold Put Option and Other Instruments at December 31, 2002:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	US$ (000)
(A$ Denominated)
Floating Convertible Put Options:
Ounces	—	—	—	—	116	1,015	1,131
Average price	$—	$—	$—	$—	$352	$379	$376	$(102,952)
Knock-out/knock-in Contracts:
Ounces	46	37	49	—	—	—	132
Average price	$311	$311	$311	$—	$—	$—	$311	$(6,794)
Indexed Forward Contracts:
Ounces	—	—	33	65	65	33	196
Average price	$—	$—	$305	$305	$305	$305	$305	$(15,740)
Total:
Ounces	46	37	82	65	181	1,048	1,459
Average price	$311	$311	$308	$305	$335	$377	$361	$(125,486)

Note: Gold put option contracts and other instruments are composed of: a) Convertible option contracts that provide minimum price protection for covered ounces, while providing the opportunity to participate in higher market prices under certain market conditions, and are accounted for as cash flow hedges. These contracts have a floating lease rate component. Variations in gold lease rates have historically not materially impacted on the actual realized price achieved on the contract. As such, these contracts have been statistically proven to qualify as highly effective cash flow hedges under SFAS 133; b) Knock-out/knock-in option contracts are contingent sold call options that either terminate (or knock-out) and maintain upside gold price potential or convert (or knock-in) to sold call options, depending on certain market conditions, and are marked to market, with the change reflected in income; and c) Indexed forward contracts that are potentially convertible to purchased put options, depending on the market gold price at set future value dates during the term of the contract, and are marked to market, with the change reflected in income.

Gold Sold Convertible Put Options

Newmont had no sold convertible put contracts outstanding as at June 30, 2003 (unaudited) and the following contracts outstanding as at December 31, 2002:

	Expected Maturity Date or Transaction Date							Fair Value December 31, 2002
Sold Convertible Put Options Contracts at December 31, 2002:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	US$ (000)
(A$ Denominated)
Ounces	—	30	60	60	60	30	240
Average price	$—	$331	$334	$337	$339	$342	$337	$14,295

Note: Sold convertible put options are contracts that commit Newmont to buy gold ounces under certain market conditions at a predetermined price on a specified future date. At December 31, 2002 Newmont had a sold gold convertible put position of 240,000 ounces. This position was originally overlaid with a bought convertible put position, however, the bought position was closed out during the quarter. As the contracts are to buy gold, they cannot be treated as cash flow hedges; they are therefore marked to market with the change reflected in income. The cash impact on the close out of this position was an outflow of $10.9 million.

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds are swapped into gold-denominated payments of 600,000 ounces in 2008. Newmont Australia also receives US$ fixed interest payments and pays gold lease rates, which are indexed to market rates. This instrument was marked to market at each period end, with the change reflected in income up until the contract was closed out during the YBCL buy back transaction mentioned above. However, the indexed portion of the transaction was held with the one counterparty who did not accept the offer. As such this portion of the transaction continues to be marked to market at each period end, with the change reflected in income. At June 30, 2003 and December 31, 2002 the instrument had a negative fair value of $6.2 million and $47.8 million, respectively.

Other Sales Contracts, Commodity and Derivative Instruments

Foreign Currency

In addition to the U.S., Newmont conducts gold operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia and Turkey. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to most operations since local salaries and supply contracts will decrease against the U.S. dollar based revenue stream. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable. Foreign currency exchange rate gains (losses) were $27.2 million and $6.1 million for the quarters ended June 30, 2003 and 2002, respectively and $51.9 million and ($1.5) million for the six month ended June 30, 2003 and 2002, respectively (see Note 15 to the Consolidated Financial Statements).

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

Newmont also acquired currency swap contracts as part of the Normandy acquisition to receive Australian dollars and pay US dollars designated as hedges of A$-denominated debt. The A$-denominated debt was repaid during the quarter ended June 30, 2002 and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. At June 30, 2003 and December 31, 2002, they had a negative fair value of $2.7 million and $21.9 million, respectively. At June 30, 2003 and December 31, 2002, respectively, Newmont had the following foreign currency contracts outstanding. Prices for contracts denominated in A$ have been translated at the exchange rates at June 30, 2003 of US$0.67 per A$1 and at December 31, 2002 of US$0.56 per A$1.

	Expected Maturity Date or Transaction Date
A$/US$ Currency Exchange Contracts at June 30, 2003:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	Fair Value June 30, 2003
								US$ (000)
Notional Amounts $US (000)	$9,869	$56,112	$30,700	$—	$—	$—	$96,681	$(2,704)
Average Exchange Rate (US$ per A$1) Average price	$0.718	$0.646	$0.682	$—	$—	$—	$0.664

	Expected Maturity Date or Transaction Date
A$/US$ Currency Exchange Contracts at December 31, 2002:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	Fair Value December 31, 2002
								US$ (000)
Notional Amounts $US (000)	$45,390	$56,112	$30,700	$—	$—	$—	$132,202	$(21,924)
Average Exchange Rate (US$ per A$1) Average price	$0.645	$0.646	$0.682	$—	$—	$—	$0.654

Interest Rate Swaps

In the Normandy transaction, Newmont acquired A$125 million of interest rate swap contracts covering a portion of Newmont Australia’s US$100 million, 7-year bonds. The net effect of these contracts is the receipt of interest in US$ at 7.5% and payment of interest in A$ at 6.54%. Newmont also acquired A$5 million of interest rate swap contracts covering a subsidiary loan. For the first half of 2002, these transactions resulted in a reduction in interest expense of $0.8 million. These contracts were closed out during the quarter ended June 30, 2002.

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at both June 30, 2003 and December 31, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. For the quarters ended June 30, 2003 and 2002, these transactions resulted in a reduction in interest expense of $1.9 million and $1.4 million, respectively, and $3.6 million and $2.9 million for the first halves of 2003 and 2002, respectively. These transactions have been designated as fair value hedges and had fair values of $21.1 million and $13.8 million at June 30, 2003 and December 31, 2002, respectively.

Fixed Rate Debt

Newmont has both fixed and variable rate debt. Without considering the specialized $145 million Prepaid Forward Sales Obligation, 80% and 82% of debt was fixed and 20% and 18% was variable at June 30, 2003 and December 31, 2002, respectively, after taking into account the debt converted to variable rate using interest rate swaps (See Interest Rate Swap Contracts above). The Company’s fixed rate debt exposure at June 30, 2003 and December 31, 2002 is summarized as follows:

	June 30, 2003		December 31, 2002
	(in millions)
Carrying value of fixed rate debt*		$652		$766
Fair value of fixed rate debt*		$727		$851
Pro forma fair value sensitivity of fixed rate debt of a +/- 10 basis point interest rate change**	$	+/-1.9	$	+/-2.9

*	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant, Newmont Yandal 8 7/8% notes, Prepaid Forward Sales Obligation, Minera Yanacocha Trust Certificates and certain capital leases.
**	The pro forma information assumes a +/-10 basis point change in market interest rates at June 30, 2003 and December 31, 2002 and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption.

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

The Plan’s Trustees evaluate the level of volatility within the total Trust and each of its component investments making appropriate inquiries to the plans’ investment advisors when prudent. Contributions to the pension plans were $12.3, $10.5 and $3.8 million in 2002, 2001 and 2000, respectively. Funding in 2003 is expected to be approximately $21.0 million to $24.0 million, of which approximately $6.5 million has been funded through June 30, 2003.

If the 8% rate of return on plan assets would have been used instead of the 9.25% estimated at January 1, 2002, pension expense would have increased by $1.0 million in the first half of 2002.

A 0.25% reduction in the discount rate assumption (to 6.5%) would have increased pension expense by $0.5 million and other benefits expense $0.25 million in the first half of 2002 had such a rate been determined as the appropriate rate to use. Such a change would have no impact on future pension funding requirements.

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation: (a) statements regarding future earnings, and the sensitivity of earnings to gold and other metal prices; (b) estimates of future mineral production and sales for specific operations and on a consolidated basis; (c) estimates of future production costs and other expenses, for specific operations and on a consolidated basis; (d) estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices; (e) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof; (f) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and expected production commencement dates; (g) estimates of future costs and other liabilities for certain environmental matters; (h) estimates of reserves, and statements regarding future exploration results and reserve replacement; (i) statements regarding modifications to Newmont’s hedge positions; (j) statements regarding the timing or likelihood that Newmont will regain control of NYOL or its assets; (k) statements regarding future transactions relating to portfolio management or rationalization efforts; and (l) projected synergies and costs associated with acquisitions and related matters.

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

Even an effective internal control system, no matter how well designed, has inherent limitations – including the possibility of the circumvention or overriding of controls – and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 16 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 7, 2003, all fourteen directors nominated to serve as directors of Registrant were elected. The vote was as follows:

Nominee	For	Withheld	Abstentions	Non-Votes
Glen A. Barton	283,661,820	3,459,927	—	—
Vincent A. Calarco	283,289,419	3,832,328	—	—
James T. Curry, Jr.	283,318,900	3,802,847	—	—
Joseph P. Flannery	283,607,903	3,513,844	—	—
Michael S. Hamson	283,373,082	3,748,665	—	—
Leo I. Higdon, Jr.	283,682,585	3,439,162	—	—
Pierre Lassonde	211,337,767	75,783,980	—	—
Robert L. Miller	207,879,290	79,242,457	—	—
Wayne W. Murdy	283,373,068	3,748,679	—	—
Robin A. Plumbridge	283,315,133	3,806,614	—	—
John B. Prescott	283,680,852	3,440,895	—	—
Michael K. Reilly	283,679,803	3,441,944	—	—
Seymour Schulich	283,730,718	3,391,029	—	—
James V. Taranik	282,472,258	4,649,489	—	—

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The exhibits to this report are listed in the Exhibit Index.

(b)	Reports filed on Form 8-K during the quarter ended June 30, 2003:

•	Report dated May 7, 2003, announcing financial results for the quarter ended March 31, 2003.

•	Report dated April 22, 2003, providing pro forma financial information relating to the acquisition of Franco-Nevada Mining Corporation Limited and Normandy Mining Limited.

•	Report dated April 15, 2003, filing Amendment No. 2 to Form 8-K as related to Franco-Nevada Mining Corporation Limited and Normandy Mining Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: August 4, 2003	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2003	/s/ DAVID W. PEAT
David W. Peat Vice President and Global Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

10.1	Newmont Officers’ Death Benefit Plan Trust Agreement dated February 1, 2003 between Newmont USA Limited and BNY Western Trust Company, filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1

Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2

Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.[1]

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.[1]

[1]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.