Form 10-K/A
period 2002-12-31
NEWMONT MINING CORP /DE/
filed 2003-10-24
CIK 1164727

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2002: $10,263,712,439. There were 353,498,884 shares of common stock outstanding (and 48,434,773 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on March 5, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2003 Annual Stockholders Meeting held on May 7, 2003, are incorporated by reference into Part III of this report.

i

ii

This document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Newmont Mining Corporation and our subsidiaries. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report commencing on page 11.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 27, 2003. Newmont Mining Corporation has filed this Amendment to provide additional information and to make certain corrections in Note 24, Segment and Related Information, in the Consolidated Financial Statements. Other information contained herein has not been updated. Therefore, you should read this Amendment together with our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, as amended, as well as the other documents that we have filed since December 31, 2002 with the Securities and Exchange Commission. Information in such reports and documents update and supersede certain information contained in this Amendment.

PART I

ITEM 1.    BUSINESS

Introduction

Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware. On February 13, 2002, at a special meeting of the stockholders of Newmont, stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions described below and to create a more flexible corporate structure. Newmont merged with an indirect, wholly owned subsidiary, which resulted in Newmont becoming a direct wholly owned subsidiary of a new holding company. The new holding company was renamed Newmont Mining Corporation. There was no impact to the consolidated financial statements of Newmont as a result of this restructuring and former stockholders of Newmont became stockholders of the new holding company. In this report, “Newmont”, the “Company” and “we” refer to Newmont Mining Corporation and/or our affiliates and subsidiaries.

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

For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 49 below.

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

For more information see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, commencing on page 93 below.

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

Exploration

Newmont spent $88.9 million in 2002 and $55.5 million in 2001 for exploration and research. The Exploration Segment is responsible for all activities, regardless of location, associated with the Company’s efforts to discover “other mineralized material” (as defined in Note 2 to the Company’s Consolidated Financial Statements) that will advance into proven and probable reserves. Exploration work may be conducted in areas surrounding our existing mines for the purpose of locating additional deposits and determining mine geology and in other prospective gold regions. Our exploration staff employs state-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, to aid in the location of prospective targets.

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

Segment Information, Export Sales, etc.

See Note 24 to the Consolidated Financial Statements, beginning on page 157 below, for information relating to our business segments, our domestic and export sales, and our customers.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to Newmont’s business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Bolivia, Ghana, Indonesia, Peru, Mexico and Turkey. The concessions and contracts are subject to the political risks associated with foreign operations. See Item 1A, Risk Factors, Risks Related to Newmont Operations on page 13 below. For a more detailed description of our Indonesian Contracts of Work, see Item 2, Properties, on page 23 below.

Condition of Physical Assets and Insurance

Our business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, see Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, on page 83 below.

We maintain insurance against property loss and business interruption and insure against risks that are typical in the operation of our business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to liability for environmental impairment and political risk. There can be no assurance that claims would be paid under such insurance in connection with a particular event. See Item 1A, Risk Factors, Risks Related to Newmont Operations on page 13 below.

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

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, commencing on page 49 below, and Note 25 to Consolidated Financial Statements, beginning on page 161 below.

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

Increased Costs Could Affect Profitability

The total cash costs at any particular mining location are frequently subject to great variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and mining activities in response to the physical shape and location of the ore body. In addition, cash costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any one location could have a significant effect on Newmont’s profitability.

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

For a more detailed description of the Newmont hedge positions, see the discussion in Hedging in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, beginning on page 93 below.

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

For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Gold Mining Companies are Subject to Extensive Environmental Laws and Regulations

Newmont’s exploration, mining and processing operations are regulated in all countries in which we operate under various federal, state, provincial and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management and reclamation. Delays in obtaining or failure to obtain government permits and approvals may adversely impact our operations. The regulatory environment in which Newmont operates could change in ways that would substantially increase costs to achieve compliance. In addition, significant changes in regulation could have a material adverse effect on Newmont’s operations or financial position. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 25 to the Consolidated Financial Statements, beginning on page 161 below.

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

For a more detailed description of the Newmont hedge positions, see the discussion in Hedging in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, beginning on page 93 below.

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

Title to Some of Our Properties May Be Defective or Challenged

Although we have conducted title reviews of our properties, title review does not necessarily preclude third parties from challenging our title. While Newmont believes that it has satisfactory title to its properties, some risk exists that some titles may be defective or subject to challenge. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, but such claims would not deprive us of the properties. For information regarding native title or traditional landowner claims, see the discussion under the Australia section of Item 2, Properties, on page 21 below.

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

Certain Factors Outside of Our Control May Affect Our Ability to Support the Carrying Value of Goodwill

At December 31, 2002, the carrying value of our goodwill was approximately $3.0 billion or 30% of our total assets. Such goodwill has been assigned to our Merchant Banking ($1.6 billion) and Exploration Segments ($1.1 billion), and to various mine site reporting units ($300 million in the aggregate). As further described in Note 3 to the Consolidated Financial Statements, this goodwill arose in connection with our February 15, 2002 acquisition of Normandy and Franco-Nevada, and it represents the excess of the aggregate purchase price over the fair value of the identifiable net assets of Normandy and Franco-Nevada. Such goodwill was assigned to reporting units based on independent appraisals performed by Behre Dolbear and Company, Inc., a mineral industry consulting firm (“Behre Dolbear”). We evaluate, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. This evaluation involves a comparison of the fair value of our reporting units to their carrying values. The fair values of the applicable reporting units are based in part on certain factors that may be partially or completely outside of our control, such as the investing environment, the discovery of proven and probable reserves, commodity prices and other factors. In addition, certain of the assumptions underlying the Merchant Banking and Exploration Segment February 15, 2002 appraisals may not be easily replicated by the Company, even though such assumptions were based on historical experience and the Company considers such assumptions to be reasonable under the circumstances. With respect to the Merchant Banking Segment, such assumptions included (i) an initial investment of $300 million; (ii) additional annual investments of $50 million commencing in year two of a seven-year time horizon; (iii) an average long-term after-tax return of 37.3%; (iv) the immediate reinvestment of average annual returns; and (v) discount rates ranging from 8% to 9%. With respect to the Exploration Segment, such assumptions included (i) 1.6 million recoverable ounces of additions to proven and probable reserves through new discoveries in the first year following the acquisition; (ii) an annual growth rate for such reserve additions of 23.1% over a ten-year period; (iii) a fair value for each recoverable ounce of reserve additions of approximately $58; and (iv) a discount rate of 15%. In the absence of any mitigating valuation factors, the Company’s failure to achieve one or more of the February 15, 2002 appraisal assumptions will over time result in an impairment charge. Accordingly, no assurance can be given that significant non-cash impairment losses will not be recorded in the future due to possible declines in the fair values of our reporting units. For a more detailed description of the estimates and assumptions involved in assessing the recoverability of the carrying value of goodwill, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Critical Accounting Policies.

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

Production Properties

Set forth below is a description of the properties of Newmont and its subsidiaries. Total cash costs and total production costs for each operation are presented in a table beginning on page 26. Total cash costs and total production costs represent measures of performance that are not calculated in accordance with generally accepted accounting principles (“GAAP”). Management uses these non-GAAP financial measures to analyze the cash generating capacities and performance of Newmont’s mining operations. For a reconciliation of these non-GAAP measures to Costs Applicable to Sales as calculated and presented under GAAP, see Item 2, Properties, Operating Statistics on page 31.

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

Also see the TVX Newmont Americas description on page 25 below for information on other Newmont property interests in Canada owned in 2002. Newmont sold its interest in TVX Newmont Americas on January 31, 2003.

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

Brazil and Chile.    In 2002, Newmont had interests in two operating mines in Brazil and one in Chile. See the TVX Newmont Americas discussion on page 25 below for more details.

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

Yandal.    Newmont owns a 100% interest in Newmont Yandal Operations Limited, which owns and operates the Bronzewing, Jundee and Wiluna mines situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. The three operations collectively sold 611,100 ounces of gold in the relevant period of 2002. The Wiluna mine was the subject of a sales contract that contained certain conditions that were not satisfied as of March 14, 2003, resulting in termination of the sales contract. See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, at page 49 for more details.

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

In November 2002, Newmont and Newmont NFM announced a proposal that, if approved by Newmont NFM shareholders and the Federal Court of Australia, would result in Newmont NFM becoming a wholly owned subsidiary of Newmont. The proposal involves a scheme of arrangement and buy-back offer which, if successful, would result in Newmont having 100% ownership of the Tanami operations in April 2003. See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, at page 49 for more details.

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

Newmont Mining Corporation Operating Statistics

Gold Production and Sales

North American Operations

	North America
	Nevada			Other North America
Year Ended December 31,	2002	2001	2000	2002	2001	2000
Tons Mined (000 dry short tons):
Open-Pit	139,985	139,000	200,228	11,774	19,030	36,465
Underground	1,538	1,123	943	1,621	1,607	1,762
Tons Milled/Processed (000):
Oxide	5,164	5,395	5,739	1,628	1,605	1,720
Refractory	9,201	8,844	8,548	n/a	n/a	n/a
Leach	15,027	24,448	25,490	3,981	7,861	16,078
Average Ore Grade:
Oxide	0.119	0.108	0.086	0.230	0.236	0.259
Refractory	0.224	0.218	0.276	n/a	n/a	n/a
Leach	0.031	0.033	0.036	0.026	0.028	0.018
Average Mill Recovery Rate:
Oxide	74.4%	70.5%	81.0%	95.0%	95.2%	95.6%
Refractory	88.6%	88.9%	90.4%	n/a	n/a	n/a

	North America
	Nevada			Other North America			Total North America
Year Ended December 31,	2002	2001	2000	2002	2001	2000	2002	2001	2000
Ounces Produced (000)	2,718.1	2,696.9	3,044.0	485.8	496.0	607.8	3,203.9	3,192.9	3,651.8

Equity Ounces Produced (000):
Oxide	474.8	433.2	400.2	364.5	348.7	426.9	839.3	781.9	827.1
Refractory	1,805.7	1,749.3	2,072.6	n/a	n/a	n/a	1,805.7	1,749.3	2072.6
Leach	437.6	514.4	571.2	121.3	147.3	180.9	558.9	661.7	752.1

Total	2,718.1	2,696.9	3,044.0	485.8	496.0	607.8	3,203.9	3,192.9	3,651.8

Equity Ounces Sold (000)	2,723.5	2,703.2	3,047.9	500.5	520.4	670.8	3,224.0	3,223.6	3,718.7

Production Costs Per Ounce:
Direct mining and production costs	$207	$207	$192	$192	$187	$172	$205	$204	$188
Deferred stripping and other costs	11	11	7	(1)	—	(8)	9	9	4

Cash operating costs	218	218	199	191	187	164	214	213	192
Royalties and production taxes	7	4	4	2	5	6	6	4	5

Total cash costs	225	222	203	193	192	170	220	217	197
Reclamation and mine closure costs	2	4	3	4	8	5	2	5	3

Total costs applicable to sales	227	226	206	197	200	175	222	222	200
Depreciation, depletion and amortization	44	43	41	73	68	71	49	47	47

Total production costs	$271	$269	$247	$270	$268	$246	$271	$269	$247

Overseas Operations

	South America
	Yanacocha, Peru			Other South America
Year Ended December 31,	2002	2001	2000	2002	2001	2000
Tons Mined (000 dry short tons):
Open-Pit	203,720	155,707	131,916	18,676	18,444	18,616
Underground	n/a	n/a	n/a	n/a	n/a	n/a
Tons Milled/Processed (000):
Oxide	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	7,675	7,582	7,753
Leach	148,297	84,738	83,024	6,479	3,853	n/a
Average Ore Grade:
Oxide	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	0.047	0.059	0.055
Leach	0.023	0.030	0.031	0.018	0.021	n/a
Average Mill Recovery Rate:
Oxide	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	60.7%	61.8%	62.4%

	South America
	Yanacocha, Peru			Other South America			Total South America
Year Ended December 31,	2002	2001	2000	2002	2001	2000	2002	2001	2000
Ounces Produced (000)	2,285.6	1,902.5	1,795.4	284.1	305.6	273.9	2,569.7	2,208.1	2,069.3

Equity Ounces Produced (000):
Oxide	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	195.9	247.4	241.0	195.9	247.4	241.0
Leach	1,173.6	976.9	921.9	54.1	21.6	n/a	1,227.7	998.5	921.9

Total	1,173.6	976.9	921.9	250.0	269.0	241.0	1,423.6	1,245.9	1,162.9

Equity Ounces Sold (000)	1,176.9	983.1	901.2	249.4	274.8	247.7	1,426.3	1,257.9	1,148.9

Production Costs Per Ounce:
Direct mining and production costs	$123	$113	$85	$163	$163	$212	$130	$124	$112
Deferred stripping and other costs	(2)	(1)	(2)	(7)	(5)	(12)	(3)	(2)	(4)

Cash operating costs	121	112	83	156	158	200	127	122	108
Royalties and production taxes	4	3	4	—	—	—	4	3	3

Total cash costs	125	115	87	156	158	200	131	125	111
Reclamation and mine closure costs	3	3	3	7	5	15	3	3	6

Total costs applicable to sales	128	118	90	163	163	215	134	128	117
Depreciation, depletion and amortization	57	48	45	48	62	85	55	51	54

Total production costs	$185	$166	$135	$211	$225	$300	$189	$179	$171

Newmont Mining Corporation Operating Statistics

	Australia
	Pajingo			Other Australia
Year Ended December 31,	2002	2001	2000	2002	2001	2000
Tons Mined (000 dry short tons):
Open-Pit	n/a	n/a	n/a	66,328	n/a	n/a
Underground	656	368	325	4,975	n/a	n/a
Tons Milled/Processed (000):
Oxide	738	361	341	7,898	n/a	n/a
Refractory	n/a	n/a	n/a	7,056	n/a	n/a
Leach	n/a	n/a	n/a	n/a	n/a	n/a
Average Ore Grade:
Oxide	0.397	0.351	0.350	0.137	n/a	n/a
Refractory	n/a	n/a	n/a	0.069	n/a	n/a
Leach	n/a	n/a	n/a	n/a	n/a	n/a
Average Mill Recovery Rate:
Oxide	96.8%	96.9%	96.8%	96.0%	n/a	n/a
Refractory	n/a	n/a	n/a	82.2%	n/a	n/a

	Australia
	Pajingo			Other Australia			Total Australia
Year Ended December 31,	2002	2001	2000	2002	2001	2000	2002	2001	2000
Ounces Produced (000)	290.7	123.8	115.7	1,457.3	n/a	n/a	1,748.0	123.8	115.7

Equity Ounces Produced (000):
Oxide	290.7	123.8	115.7	957.0	n/a	n/a	1,247.7	123.8	115.7
Refractory	n/a	n/a	n/a	426.2	n/a	n/a	426.2	n/a	n/a
Leach	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Total	290.7	123.8	115.7	1,383.2	n/a	n/a	1,673.9	123.8	115.7

Equity Ounces Sold (000)	296.4	126.0	112.1	1,388.2	n/a	n/a	1,684.6	126.0	112.1

Production Costs Per Ounce:
Direct mining and production costs	$90	$97	$93	$207	—	—	$186	$97	$93
Deferred stripping and other costs	(4)	1	—	(7)	—	—	(6)	1	—

Cash operating costs	86	98	93	200	—	—	180	98	93
Royalties and production taxes	9	7	6	12	—	—	11	7	6

Total cash costs	95	105	99	212	—	—	191	105	99
Reclamation and mine closure costs	4	1	1	5	—	—	6	1	1

Total costs applicable to sales	99	106	100	217	—	—	197	106	100
Depreciation, depletion and amortization	72	34	38	68	—	—	68	34	38

Total production costs	$171	$140	$138	$285	—	—	$265	$140	$138

	Zarafshan-Newmont Uzbekistan			Other International Operations
Year Ended December 31,	2002	2001	2000	2002	2001	2000
Tons Mined (000 dry short tons):
Open-Pit	n/a	n/a	n/a	10,345	5,586	6,766
Underground	n/a	n/a	n/a	n/a	n/a	n/a
Tons Milled/Processed (000):
Oxide	n/a	n/a	n/a	1,514	n/a	n/a
Refractory	n/a	n/a	n/a	717	716	753
Leach	7,867	7,677	7,770	n/a	1,572	1,732
Average Ore Grade:
Oxide	n/a	n/a	n/a	0.164	n/a	n/a
Refractory	n/a	n/a	n/a	0.213	0.387	0.439
Leach	0.053	0.044	0.046	n/a	0.080	0.086
Average Mill Recovery Rate:
Oxide	n/a	n/a	n/a	91.7%	n/a	n/a
Refractory	n/a	n/a	n/a	90.9%	91.4%	92.4%

	Zarafshan– Newmont Uzbekistan			Other International Operations			Total Gold
Year Ended December 31,	2002	2001	2000	2002	2001	2000	2002	2001	2000
Ounces Produced (000)	259.0	216.7	249.4	384.4	326.0	364.3	8,165.0	6,067.5	6,450.5

Equity Ounces Produced (000):
Oxide	n/a	n/a	n/a	230.3	n/a	n/a	2,317.3	905.7	942.8
Refractory	n/a	n/a	n/a	130.5	251.6	311.1	2,558.3	2,248.3	2,624.7
Leach	259.0	216.7	249.4	14.4	72.1	53.2	2,060.0	1,949.0	1,976.6

Total	259.0	216.7	249.4	375.2	323.7	364.3	6,935.6	5,103.0	5,544.1

Equity Ounces Sold (000)	255.8	222.0	251.4	380.7	341.5	354.2	6,971.4	5,171.0	5,585.3

Production Costs Per Ounce:
Direct mining and production costs	$132	$133	$126	$177	$125	$111	$179	$173	$163
Deferred stripping and other costs	2	3	3	(13)	14	19	2	7	3

Cash operating costs	134	136	129	164	139	130	181	180	166
Royalties and production taxes	—	—	—	5	3	3	8	4	4

Total cash costs	134	136	129	169	142	133	189	184	170
Reclamation and mine closure costs	(1)	1	1	9	3	2	3	3	3

Total costs applicable to sales	133	137	130	178	145	135	192	187	173
Depreciation, depletion and amortization	40	54	56	99	66	75	58	50	51

Total production costs	$173	$191	$186	$277	$211	$210	$250	$237	$224

Batu Hijau Copper Production

Twelve months ended December 31,	2002	2001	2000
Dry tons processed (000)	51,754	48,358	42,131
Average copper grade	0.72%	0.75%	0.72%
Average recovery rate	89.0%	89.2%	87.5%
Copper pounds produced (000)	657,664	656,954	520,781
Equity copper pounds produced (000)	369,936	369,537	292,939
Equity copper pounds sold (000)	362,253	359,955	294,182

Twelve months ended December 31, 2002	By-Product Method	Co-Product Method
		Copper	Gold	Total
Revenue	$260,670	$260,670	$85,840	$346,510
Cash production costs	200,619	150,920	$49,699	200,619
By-product credits	(89,548)	(2,789)	(919)	(3,708)

Total Cash Costs	111,071	148,131	48,780	196,911
Noncash costs	66,650	50,139	16,511	66,650

Total Production Costs	$177,721	$198,270	$65,291	$263,561

Pounds of copper sold (000)	362,253
Ounces of gold sold (000)	278.0

Reported cash cost per lb./oz.	$0.31	$0.41	$175
Reported noncash cost per lb./oz.	0.18	0.14	60

Total costs per lb./oz.	$0.49	$0.55	$235

Golden Grove Copper and Zinc Production

Twelve months ended December 31,	2002
Dry tons processed	1,273,222
Average copper grade	4.7%
Average zinc grade	13.9%

Copper pounds produced (000)	60,973
Copper pounds sold (000)	45,662

Zinc pounds produced (000)	114,806
Zinc pounds sold (000)	147,985

Copper cash cost per pound	$0.56
Zinc cash cost per pound	$0.18

For all periods presented, total cash costs include charges for mining ore and waste associated with current period production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product, and Batu Hijau produces gold as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. With the exception of Nevada, Golden Grove and Batu Hijau, such by-product sales have not been significant to the economics or profitability of the Company’s mining operations. See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. A reconciliation of total cash costs to Costs applicable to sales in total and by segment is provided below. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of mining properties, when taking into account the average realized price received for production sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest.

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

Reconciliation of Costs applicable to sales to total cash costs and total production costs per ounce (unaudited):

For the Year Ended December 31, 2002	Nevada	Mesquite	La Herradura	Golden Giant	Holloway	Total North America
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$657.1	$10.1	$11.5	$57.1	$20.4	$756.2
Minority interest	—	—	—	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(37.0)	—	—	(0.3)	—	(37.3)
Reclamation and other	(6.9)	—	(0.2)	(1.7)	(0.5)	(9.3)
Non-cash inventory adjustment	(1.5)	—	—	—	—	(1.5)
Other	(0.1)	—	—	—	—	(0.1)

Total cash costs for per ounce calculation	611.6	10.1	11.3	55.1	19.9	708.0
Reclamation and other	8.4	—	0.2	1.6	0.5	10.7
Depreciation, depletion and amortization	118.2	6.3	3.1	20.5	6.7	154.8
Minority interest and other	—	—	—	—	—	—

Total production cost for per ounce calculation	$738.1	$16.4	$14.6	$77.2	$27.1	$873.4
Equity ounces sold (000)	2,723.5	57.1	64.2	281.5	97.7	3,224.0
Equity cash cost per ounce sold	$225	$177	$176	$196	$204	$220
Equity production cost per ounce sold	$271	$287	$227	$274	$277	$271

For the Year Ended December 31, 2002	Yanacocha	Kori Kollo	Total South America	Pajingo	Kalgoorlie	Yandal
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$302.0	$46.6	$348.6	$30.5	$85.0	$136.4
Minority interest	(152.3)	(5.6)	(157.9)	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	—	(0.5)	(0.5)	—	—	(1.6)
Reclamation and other	(3.0)	(1.6)	(4.6)	(1.2)	(1.7)	(3.2)
Non-cash inventory adjustment	—	—	—	(1.0)	(13.6)	(0.1)
Other	0.7	—	0.7	—	—	—

Total cash costs for per ounce calculation	147.4	38.9	186.3	28.3	69.7	131.5
Reclamation and other	3.0	1.6	4.6	1.8	15.3	3.1
Depreciation, depletion and amortization	121.5	13.8	135.3	20.6	9.0	43.5
Minority interest and other	(54.6)	(1.7)	(56.3)	—	—	—

Total production cost for per ounce calculation	$217.3	$52.6	$269.9	$50.7	$94.0	$178.1
Equity ounces sold (000)	1,176.9	249.4	1,426.3	296.4	324.7	611.1
Equity cash cost per ounce sold	$125	$156	$131	$95	$215	$215
Equity production cost per ounce sold	$185	$211	$189	$171	$289	$292

For the Year Ended December 31, 2002	NFM Tanami	Total Australia	Zarafshan- Newmont	Minahasa	Martha	Ovacik
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$112.3	$364.2	$34.0	$41.2	$19.6	$17.5
Minority interest	(15.8)	(15.8)	—	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	—	(1.6)	—	(4.6)	—	—
Reclamation and other	(2.6)	(8.7)	0.3	(2.4)	(0.7)	(0.7)
Non-cash inventory adjustment	(0.9)	(15.6)	—	—	(2.1)	(1.5)
Other	—	—	—	(2.1)	—	—

Total cash costs for per ounce calculation	93.0	322.5	34.3	32.1	16.8	15.3
Reclamation and other	2.7	22.9	(0.3)	2.4	2.6	2.0
Depreciation, depletion and amortization	32.5	105.6	10.3	9.5	13.9	11.5
Minority interest and other	(4.5)	(4.5)	—	(0.6)	—	—

Total production cost for per ounce calculation	$123.7	$446.5	$44.3	$43.4	$33.3	$28.8
Equity ounces sold (000)	452.4	1,684.6	255.8	147.2	107.8	125.7
Equity cash cost per ounce sold	$205	$191	$134	$218	$156	$122
Equity production cost per ounce sold	$273	$265	$173	$294	$309	$229

For the Year Ended December 31, 2002	Total Other International	Total Gold	Golden Grove	Kasese	Other Non-Gold	Consolidated
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$112.3	$1,581.3	$27.7	$7.8	$(0.4)	$1,616.4
Minority interest	—	(173.7)	—	—	—	(173.7)
Write-downs of stockpiles, ore on leach pads and inventories	(4.6)	(44.0)	(0.4)	—	—	(44.4)
Reclamation and other	(3.5)	(26.1)	—	—	—	(26.1)
Non-cash inventory adjustment	(3.6)	(20.7)	—	—	—	(20.7)
Other	(2.1)	(1.5)	(27.3)	(7.8)	0.4	(36.2)

Total cash costs for per ounce calculation	98.5	1,315.3	—	—	—	1,315.3
Reclamation and other	6.7	44.9	(1.7)	—	3.7	46.9
Depreciation, depletion and amortization	45.2	440.9	22.9	—	41.8	505.6
Minority interest and other	(0.6)	(61.4)	(21.2)	—	(45.4)	(128.0)

Total production cost for per ounce calculation	$149.8	$1,739.7	$—	$—	$—	$1,739.7
Equity ounces sold (000)	636.5	6,971.4	n/a	n/a	n/a	6,971.4
Equity cash cost per ounce sold	$155	$189	n/a	n/a	n/a	$189
Equity production cost per ounce sold	$235	$250	n/a	n/a	n/a	$250

For the Year Ended December 31, 2001	Nevada	Mesquite	La Herradura	Golden Giant	Holloway	Total North America
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$627.1	$20.4	$9.6	$55.0	$19.1	$731.2
Minority interest	—	—	—	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(16.2)	—	—	(0.2)	—	(16.4)
Reclamation	(10.3)	(1.5)	(0.2)	(1.7)	(0.4)	(14.1)
Other	—	—	—	—	—	—

Total cash costs for per ounce calculation	600.6	18.9	9.4	53.1	18.7	700.7
Reclamation	10.3	1.5	0.2	1.7	0.4	14.1
Depreciation, depletion and amortization	117.4	7.5	3.2	18.3	6.5	152.9
Minority interest and other	—	—	—	—	—	—

Total production cost for per ounce calculation	$728.3	$27.9	$12.8	$73.1	$25.6	$867.7
Equity ounces sold (000)	2,703.2	92.6	54.7	283.7	89.4	3,223.6
Equity cash cost per ounce sold	$222	$205	$173	$187	$209	$217
Equity production cost per ounce sold	$269	$301	$233	$257	$288	$269

For the Year Ended December 31, 2001	Yanacocha	Kori Kollo	Total South America	Pajingo	Zarafshan- Newmont	Minahasa
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$238.0	$50.9	$288.9	$13.4	$30.9	$53.7
Minority interest	(117.6)	(6.1)	(123.7)	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(4.1)	(0.1)	(4.2)	—	(0.5)	(4.0)
Reclamation	(2.9)	(1.4)	(4.3)	(0.2)	(0.2)	(1.0)
Other	—	—	—	—	—	—

Total cash costs for per ounce calculation	113.4	43.3	156.7	13.2	30.2	48.7
Reclamation	2.9	1.4	4.3	0.2	0.2	1.0
Depreciation, depletion and amortization	82.3	19.5	101.8	4.3	11.9	22.8
Minority interest and other	(35.7)	(2.3)	(38.0)	—	—	—

Total production cost for per ounce calculation	$162.9	$61.9	$224.8	$17.7	$42.3	$72.5
Equity ounces sold (000)	983.1	274.8	1,257.9	126.0	222.0	341.5
Equity cash cost per ounce sold	$115	$158	$125	$105	$136	$142
Equity production cost per ounce sold	$166	$225	$179	$140	$191	$211

For the Year Ended December 31, 2001	Corporate and Other	Consolidated
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$(0.2)	$1,117.9
Minority interest	—	(123.7)
Write-downs of stockpiles, ore on leach pads and inventories	—	(25.1)
Reclamation	—	(19.8)
Other	0.2	0.2

Total cash costs for per ounce calculation	$—	$949.5
Reclamation	—	19.8
Depreciation, depletion and amortization	7.9	301.6
Minority interest and other	(7.9)	(45.9)

Total production cost for per ounce calculation	$—	$1,225.0
Equity ounces sold (000)	n/a	5,171.0
Equity cash cost per ounce sold	n/a	$184
Equity production cost per ounce sold	n/a	$237

For the Year Ended December 31, 2000	Nevada	Mesquite	La Herradura	Golden Giant	Holloway	Total North America
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$639.2	$39.1	$6.8	$61.8	$19.4	$766.3
Minority interest	—	—	—	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(13.6)	(9.7)	—	—	—	(23.3)
Reclamation	(7.6)	(0.5)	(0.2)	(2.5)	(0.3)	(11.1)
Other	(0.1)	—	—	—	—	(0.1)

Total cash costs for per ounce calculation	617.9	28.9	6.6	59.3	19.1	731.8
Reclamation	7.6	0.5	0.2	2.5	0.3	11.1
Depreciation, depletion and amortization	126.4	9.1	2.6	25.8	10.6	174.5
Minority interest and other	—	—	—	—	—	—

Total production cost for per ounce calculation	$751.9	$38.5	$9.4	$87.6	$30.0	$917.4
Equity ounces sold (000)	3,047.9	130.3	50.5	406.6	83.4	3,718.7
Equity cash cost per ounce sold	$203	$221	$131	$146	$229	$197
Equity production cost per ounce sold	$247	$294	$186	$216	$360	$247

For the Year Ended December 31, 2000	Yanacocha	Kori Kollo	Total South America	Pajingo	Zarafshan- Newmont	Minahasa
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$165.4	$72.1	$237.5	$11.6	$32.8	$51.4
Minority interest	(84.7)	(7.2)	(91.9)	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	—	(5.0)	(5.0)	—	—	(3.8)
Reclamation	(2.7)	(3.8)	(6.5)	(0.1)	(0.3)	(0.7)
Other	0.5	(6.6)	(6.1)	(0.4)	—

Total cash costs for per ounce calculation	78.5	49.5	128.0	11.1	32.5	46.9
Reclamation	2.7	3.8	6.5	0.1	0.3	0.7
Depreciation, depletion and amortization	68.8	23.9	92.7	4.3	14.0	26.7
Minority interest and other	(28.3)	(2.9)	(31.2)	—	—	—

Total production cost for per ounce calculation	$121.7	$74.3	$196.0	$15.5	$46.8	$74.3
Equity ounces sold (000)	901.2	247.7	1,148.9	112.1	251.4	354.2
Equity cash cost per ounce sold	$87	$200	$111	$99	$129	$133
Equity production cost per ounce sold	$135	$300	$171	$137	$186	$211

For the Year Ended December 31, 2000	Corporate and Other	Consolidated
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$(1.6)	$1,098.0
Minority interest	—	(91.9)
Write-downs of stockpiles, ore on leach pads and inventories	—	(32.1)
Reclamation	—	(18.7)
Other	1.6	(5.0)

Total cash costs for per ounce calculation	—	950.3
Reclamation	—	18.7
Depreciation, depletion and amortization	8.5	320.7
Minority interest and other	(8.5)	(39.7)

Total production cost for per ounce calculation	n/a	$1,250.0
Equity ounces sold (000)	n/a	5,585.3
Equity cash cost per ounce sold	n/a	$170
Equity production cost per ounce sold	n/a	$224

Reconciliation of PTNNT Costs applicable to sales to total cash costs and total production costs per pound or ounce, as applicable (unaudited):

For the Year Ended December 31, 2002	By-Product	Copper	Gold
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$107,355	$80,760	$26,595
Smelting and refining	103,727	78,031	25,696
Gold by-product credits	—	64,575	21,265
Minority interest	(96,923)	(72,912)	(24,011)
Reclamation	(5,536)	(4,165)	(1,371)
Other	2,448	1,842	606

Total cash costs for per pound or ounce calculation	111,071	148,131	48,780
Reclamation	3,088	2,323	765
Depreciation, depletion and amortization	63,562	47,816	15,746

Total production cost for per pound or ounce calculation	$177,721	$198,270	$65,291
Equity copper pounds sold (000)	362,253	362,253	n/a
Equity gold pounds sold (000)	n/a	n/a	n/a
Equity cash cost per pound or ounce	$0.31	$0.37	$175
Equity total production cost per pound	$0.49	$0.55	$235

Reconciliation of Golden Grove Costs applicable to sales (“CAS”) to total copper and zinc cash costs per pound (unaudited):

For the Year Ended December 31, 2002	Total	Copper	Zinc
	(dollars in thousands except per ounce amounts)
Costs applicable to sales per financial statements	$27,673	$18,367	$9,306
Write-downs of stockpiles, ore on leach pads and inventories	(418)	(253)	(165)
Refining	24,744	7,512	17,232

Total cash costs for per pound calculation	$51,999	$25,626	$26,373
Equity pounds sold (000)	n/a	45,662	147,985
Equity cash cost per pound sold	n/a	$0.56	$0.18

Royalty Properties

The following is a description of Newmont’s principal royalty interests, all of which were acquired as a result of the Franco-Nevada acquisition. Newmont’s royalty interests are generally in the form of a net smelter return (“NSR”) royalty, which provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind (generally in the form of gold bullion) at the option of Newmont. In 2002, Newmont’s royalty revenues were $35.7 million ($14.3 million of which was received in kind).

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

NAL and certain of its wholly owned subsidiaries are also guarantors of an A$71 million (approximately $40 million) amortizing loan facility of AMC’s subsidiary, QMC Finance Pty Ltd. (“QMC”), of which A$69.8 million (approximately $39 million) was outstanding as of December 31, 2002. The QMC loan facility expires in November 2006.

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

We face risks related to our investment in AMC. See the discussion in Item 1A, Risk Factors on page 14 above, and the discussion in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Australian Magnesium Corporation (“AMC”), on page 88 below.

Lihir Gold

Until April 2002, Newmont owned 111.3 million shares of Lihir Gold, representing a 9.74% interest and reflected in marketable securities of Lihir as a cost investment available for sale. Lihir Gold operates a gold mine in Papua New Guinea. Newmont sold its investment in Lihir Gold on April 12, 2002 to Macquarie Equity Capital Markets Limited in Australia for approximately $84 million. See Note 4 to Consolidated Financial Statements beginning on page 121 below.

Proven and Probable Reserves

Newmont has a significant reserve base, having steadily increased its reserves over the past decade through a combination of exploration success, acquisitions, and lower production costs. With the acquisition in 2002 of Normandy Mining Limited, Newmont had worldwide equity gold reserves (inclusive of Newmont’s equity interests in TVX Newmont Americas and Echo Bay Mines Ltd) of 86.9 million equity ounces as of December 31, 2002. For more information on TVX Newmont Americas and Echo Bay, see Note 28 to the Consolidated Financial Statements, beginning at page 178. Excluding its interests in TVX Newmont Americas and Echo Bay, Newmont had reserves of 83.2 million equity ounces.

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

Newmont Mining Corporation

Gold Proven and Probable Reserves(1)

Reflects Reserves owned by

Newmont Mining Corporation on December 31, 2002 and December 31, 2001 (pro forma)(2)

Deposits/Districts	Newmont Share (%)	December 31, 2002
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
		Tonnage(3) (000 tons)	Grade (oz/ ton)	Ounces(4) (000)	Tonnage(3) (000 tons)	Grade (oz/ ton)	Ounces(4) (000)	Tonnage(3) (000 tons)	Grade (oz/ ton)	Ounces(4) (000)	Metallurgical Recovery
North America
Nevada(5)
Carlin Open Pit(6)	100.00%	20,200	0.059	1,180	161,600	0.040	6,430	181,800	0.042	7,610	73%
Twin Creeks	100.00%	3,600	0.092	340	44,000	0.081	3,540	47,600	0.081	3,880	86%
Lone Tree Complex	100.00%	2,800	0.080	230	18,200	0.067	1,220	21,000	0.069	1,450	76%
Phoenix(7)	100.00%	—	—	—	174,200	0.034	5,990	174,200	0.034	5,990	82%
Carlin Underground(8)	100.00%	3,600	0.69	2,520	6,400	0.50	3,200	10,000	0.57	5,720	94%
Midas(9)	100.00%	200	0.70	110	3,200	0.65	2,050	3,400	0.65	2,160	97%
Stockpiles and In-Process	100.00%	67,600	0.057	3,860	1,000	0.039	40	68,600	0.057	3,900	77%

Total Nevada(10)		98,000	0.084	8,240	408,600	0.055	22,470	506,600	0.061	30,710

Other North America
Mesquite, California(11)	100.00%	5,200	0.014	70	—	—	—	5,200	0.014	70	71%
Golden Giant, Ontario(12)	100.00%	600	0.251	160	1,700	0.297	510	2,300	0.285	670	96%
Holloway, Ontario(13)	90.62%	900	0.184	170	1,900	0.191	370	2,800	0.189	540	94%
La Herradura, Mexico(14)	44.00%	11,800	0.029	340	16,400	0.029	470	28,200	0.029	810	71%

Total Other North America		18,500	0.040	740	20,000	0.067	1,350	38,500	0.054	2,090

Total North America		116,500	0.077	8,980	428,600	0.056	23,820	545,100	0.060	32,800

South America
Minera Yanacocha, Peru(15)	51.35%	96,800	0.028	2,710	467,600	0.030	14,030	564,400	0.030	16,740	73%
Kori Kollo, Bolivia(16)	88.00%	8,000	0.023	180	14,600	0.025	360	22,600	0.024	540	65%

Total South America		104,800	0.028	2,890	482,200	0.030	14,390	587,000	0.029	17,280

Australia/Oceana(17)
Boddington, Western Australia	44.44%	61,000	0.027	1,670	129,900	0.025	3,180	190,900	0.025	4,850	82%
Golden Grove, Western Australia(18)	100.00%	2,600	0.036	90	2,600	0.037	100	5,200	0.036	190	59%
Kalgoorlie, Western Australia(19)	50.00%	34,600	0.052	1,790	62,300	0.06	3,760	96,900	0.057	5,550	86%
Pajingo, Queensland(20)	100.00%	200	0.48	110	2,500	0.35	850	2,700	0.36	960	97%
Tanami, Northern Territory(21)	85.86%	7,100	0.18	1,270	12,600	0.11	1,450	19,700	0.14	2,720	96%
Yandal, Western Australia(22)	100.00%	5,800	0.07	420	10,200	0.17	1,700	16,000	0.13	2,120	90%
Martha, New Zealand(23)	92.28%	—	—	—	6,100	0.13	790	6,100	0.13	790	92%

Total Australia/Oceana		111,300	0.048	5,350	226,200	0.052	11,830	337,500	0.051	17,180

Asia and Europe
Batu Hijau, Indonesia-Gold(24)	56.25%	175,300	0.012	2,130	394,800	0.012	4,790	570,100	0.012	6,920	78%
Minahasa, Indonesia(25)	94.00%	900	0.14	130	—	—	—	900	0.14	130	89%
Ovacik, Turkey(26)	100.00%	500	0.47	230	300	0.38	110	800	0.44	340	95%
Perama, Greece(27)	80.00%	—	—	—	9,700	0.11	1,050	9,700	0.11	1,050	90%
Zarafshan-Newmont, Uzbekistan(28)	50.00%	69,300	0.037	2,600	—	—	—	69,300	0.037	2,600	57%

Total Asia and Europe		246,000	0.021	5,090	404,800	0.015	5,950	650,800	0.017	11,040

Africa
Akyem, Ghana(29)	85.00%	—	—	—	25,800	0.061	1,570	25,800	0.061	1,570	89%
Ahafo (Yamfo-Sefwi), Ghana(30)	85.60%	—	—	—	44,900	0.074	3,330	44,900	0.074	3,330	90%

Total Africa		—	—	—	70,700	0.070	4,900	70,700	0.070	4,900

Total Newmont Worldwide—Gold		578,600	0.039	22,310	1,612,500	0.038	60,890	2,191,100	0.038	83,200

Equity Interests(31)
TVX Newmont Americas	49.9%	94,100	0.018	1,740	16,600	0.027	440	110,700	0.020	2,180
Echo Bay Mines Ltd.	45.3%	21,800	0.021	460	30,200	0.036	1,080	52,000	0.030	1,540

Total Equity Interests		115,900	0.019	2,200	46,800	0.033	1,520	162,700	0.023	3,720

Total Newmont Reportable		694,500	0.035	24,510	1,659,300	0.038	62,410	2,353,800	0.037	86,920

Newmont Mining Corporation

Gold Proven and Probable Reserves(1)

Reflects Reserves owned by

Newmont Mining Corporation on December 31, 2002 and December 31, 2001 (pro forma)(2)

(continued)

		December 31, 2001
		Proven and Probable Gold Reserves
Deposits/Districts	Newmont Share(%)	Tonnage(3) (000 tons)	Grade (oz/ton)	Ounces(4) (000)
North America
Nevada(5)
Carlin Open Pit(6)	100.00%	107,400	0.052	5,600
Twin Creeks	100.00%	57,400	0.089	5,090
Lone Tree Complex	100.00%	29,200	0.065	1,890
Phoenix(7)	100.00%	174,200	0.034	5,990
Carlin Underground(8)	100.00%	11,200	0.56	6,240
Midas(9)	100.00%	3,400	0.67	2,250
Stockpiles and In-Process	100.00%	75,400	0.055	4,140

Total Nevada(10)		458,200	0.068	31,200

Other North America
Mesquite, California(11)	100.00%	8,400	0.014	120
Golden Giant, Ontario(12)	100.00%	3,600	0.293	1,040
Holloway, Ontario(13)	89.35%	3,400	0.190	640
La Herradura, Mexico(14)	44.00%	20,800	0.030	630

Total Other North America		36,200	0.067	2,430

Total North America		494,400	0.068	33,630

South America
Minera Yanacocha, Peru(15)	51.35%	625,500	0.028	17,550
Kori Kollo, Bolivia(16)	88.00%	19,100	0.032	610

Total South America		644,600	0.028	18,160

Australia/Oceana
Boddington, Western Australia	44.44%	190,900	0.025	4,850
Golden Grove, Western Australia(18)	100.00%	1,400	0.044	60
Kalgoorlie, Western Australia(19)	50.00%	93,600	0.061	5,720
Pajingo, Queensland(20)	100.00%	2,400	0.38	920
Tanami, Northern Territory(21)	86.49%	18,600	0.14	2,650
Yandal, Western Australia(22)	100.00%	20,200	0.11	2,210
Martha, New Zealand(23)	82.22%	5,800	0.10	560

Total Australia/Oceana		332,900	0.051	16,970

Asia and Europe
Batu Hijau, Indonesia-Gold(24)	56.25%	562,600	0.011	6,140
Minahasa, Indonesia(25)	94.00%	1,500	0.15	220
Ovacik, Turkey(26)	100.00%	1,200	0.35	430
Perama, Greece(27)	80.00%	9,700	0.11	1,050
Zarafshan-Newmont, Uzbekistan(28)	50.00%	77,500	0.042	3,260

Total Asia and Europe		652,500	0.017	11,100

Africa
Aykem, Ghana(29)	85.00%	—	—	—
Ahafo (Yamfo-Sefwi), Ghana(30)	85.60%	44,900	0.074	3,330

Total Africa		44,900	0.074	3,330

Total Newmont Worldwide—Gold		2,169,300	0.038	83,190

Equity Interests(31)
TVX Newmont Americas	49.90%	115,200	0.020	2,340
Echo Bay Mines Ltd.	45.30%	72,900	0.024	1,730
Total Equity Interests		188,100	0.022	4,070

Total Newmont Reportable		2,357,400	0.037	87,260

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

Reserves were calculated at a US$300 per ounce gold price unless otherwise noted.

(2)	The tables for gold and base metal reserves as of December 31, 2001 present pro forma information assuming that Newmont Mining Corporation had acquired both Normandy Mining Limited and Franco-Nevada Mining Corporation Limited, and that Franco-Nevada had acquired its 45.3% interest in Echo Bay Mines Ltd., in each case as of December 31, 2001. With respect to the pro forma reserve information for properties owned by Normandy, the reserves reported by Normandy as of June 30, 2001 have been adjusted to reflect (a) depletion during the period between July 1, 2001 and December 31, 2001; (b) additional technical data collected by Normandy during that period; and (c) a gold price of $300/oz. (except for Kalgoorlie and Boddington, where Normandy’s price assumptions have been retained).
(3)	Tonnages are after allowances for losses resulting from mining methods.
(4)	Ounces or pounds are estimates of metal contained in ore tonnages and are before allowances for processing losses. Estimated losses from processing are expressed as metallurgical recovery rates and represent the estimated amount of metal to be recovered through metallurgical extraction processes.
(5)	Cut-off grades utilized in 2002 were as follows: oxide leach material not less than 0.005 ounce per ton; oxide mill material not less than 0.108 ounce per ton; refractory leach material not less than 0.055 ounce per ton; refractory mill material not less than 0.105 ounce per ton.
(6)	Includes currently undeveloped reserves at the Pete, Castle Reef, Crow and Emigrant deposits for a combined total undeveloped reserve of 1,970,000 ounces.
(7)	Reserve based on $250/oz. gold price pit design and $0.95/lb copper price. Deposit is currently undeveloped.
(8)	Includes undeveloped reserves at Leeville, containing a total reserve of 2,740,000 ounces.
(9)	Reserves also include over 26 million ounces of silver with a metallurgical recovery rate of 93%.
(10)	These reserves are approximately 66.4% refractory in nature, which are not amenable to the direct cyanidation recovery processes currently used for oxide material. Such ore must be oxidized before it is subjected to the normal recovery processes or concentrated for shipment to smelters.
(11)	Mining completed in 2001. Remaining reserves are in-process on the leach pad.
(12)	Cut-off grade utilized in 2002 of not less than 0.088 ounce per ton.

(13)	Cut-off grade utilized in 2002 of not less than 0.088 ounce per ton. Percentage reflects Newmont’s weighted equity interest from 84.65% interest in Holloway Joint Venture and 100% interest in remaining reserves. Property includes currently undeveloped reserves at the Blacktop deposit of 100,000 ounces.
(14)	Cut-off grade utilized in 2002 of 0.010 ounce per ton. All ore is oxidized.
(15)	Calculated in 2002 using variable cut-off grades not less than 0.005 ounce per ton. The cut-off grade is a function of both gold and silver content. Reserves include currently undeveloped deposits at Corimayo, Cerro Quilish and Cerro Negro, for combined total undeveloped reserves of 2,840,000 equity ounces.
(16)	Cut-off grade utilized in 2002 of not less than 0.010 ounce per ton. Includes undeveloped reserves at Kori Chaca of 300,000 equity ounces.
(17)	Reserves for 2002 were calculated at an A$545 per ounce gold price and an A$0.55 per US$1 exchange rate, except for Boddington, which was calculated at A$425 per ounce, and Martha, which was calculated at 665 New Zealand dollars per ounce and 0.45 New Zealand dollars per US$1 exchange rate. The Boddington deposit is currently undeveloped.
(18)	Gold reported in reserves is that contained within zinc orebodies only.
(19)	Cut-off grade utilized in 2002 of 0.026 ounce per ton.
(20)	Cut-off grade utilized in 2002 of not less than 0.073 ounce per ton.
(21)	Cut-off grade utilized in 2002 of not less than 0.020 ounce per ton. Percentage reflects Newmont’s equity interest in Newmont NFM’s remaining reserves. In December 2001 this pro forma percentage was 86.49%.
(22)	Cut-off grade utilized in 2002 of not less than 0.020 ounce per ton.
(23)	Cut-off grade utilized in 2002 of not less than 0.022 ounce per ton. Percentage reflects Newmont’s equity interest in remaining reserves. In December 2001 this pro forma percentage was 82.22%. Includes currently undeveloped reserves at the Favona deposit containing 300,000 equity ounces.
(24)	Production is in the form of a copper-gold concentrate. Cut-off grade and recoveries vary depending on the gold and copper content. The cut-off grade used for reserve reporting is equivalent to 0.33% copper. Percentage reflects Newmont’s economic interest in remaining reserves, unchanged from 2001.
(25)	Percentage reflects Newmont’s economic interest in remaining reserves. Mining was completed in 2001 and remaining reserves are primarily from stockpiles at the process facility.
(26)	Calculated in 2002 using a cut-off grade of not less than 0.080 ounce per ton.
(27)	Deposit is currently undeveloped.
(28)	Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. Tonnage and gold content of material available to Zarafshan-Newmont for processing from such designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan.
(29)	Deposit is currently undeveloped.
(30)	Percentage reflects Newmont’s weighted equity interest of 50% in Ntotoroso and 100% in remaining reserves. Deposit is currently undeveloped.
(31)	Interests in Echo Bay and TVX Newmont Americas were sold/exchanged as of January 31, 2003. Reserves as shown are estimates provided by Kinross Gold Corporation; final results may vary.

Newmont Mining Corporation

Base Metal Proven and Probable Reserves(1)

Reflects Reserves owned by

Newmont Mining Corporation on December 31, 2002 and December 31, 2001 (pro forma)(2)

		December 31, 2002
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share (%)	Tonnage(3) (000 tons)	Grade (%)	Millions of Pounds(4)	Tonnage(3) (000 tons)	Grade (%)	Millions of Pounds(4)	Tonnage(3) (000 tons)	Grade (%)	Millions of Pounds(4)	Metallurgical Recovery
Copper
Phoenix, Nevada(5)	100.00%	—	—	—	156,300	0.16	520	156,300	0.16	520	85%
Batu Hijau, Indonesia(6)	56.25%	175,300	0.54	1,890	394,800	0.55	4,330	570,100	0.55	6,220	93%
Boddington, Western Australia(7)	44.44%	61,000	0.12	140	129,700	0.13	330	190,700	0.12	470	84%
Golden Grove, Western Australia(8)	100.00%	2,500	2.0	100	5,500	2.8	300	8,000	2.5	400	88%

Total Newmont Copper		238,800	0.45	2,130	686,300	0.40	5,480	925,100	0.41	7,610

Zinc
Golden Grove, Western Australia(8)	100.00%	1,700	11.6	390	1,000	15.4	300	2,700	13.0	690	91%

Total Newmont Zinc		1,700	11.6	390	1,000	15.4	300	2,700	13.0	690

		December 31, 2001
		Proven and Probable Reserves
Deposits/Districts	Newmont Share (%)	Tonnage(3) (000 tons)	Grade (%)	Millions of Pounds(4)
Copper
Phoenix, Nevada(5)	100.00%	156,300	0.16	520
Batu Hijau, Indonesia(6)	56.25%	562,600	0.49	5,480
Boddington, Western Australia(7)	44.44%	190,900	0.12	460
Golden Grove, Western Australia(8)	100.00%	4,000	4.1	330

Total Newmont Copper		913,800	0.37	6,790

Zinc
Golden Grove, Western Australia(8)	100.00%	1,400	13.3	380

Total Newmont Zinc		1,400	13.3	380

(1)	See footnote (1) to the Gold Proven and Probable Reserves Tables on page 41 above.
(2)	See footnote (2) to the Gold Proven and Probable Reserves Tables on page 41 above.
(3)	See footnote (3) to the Gold Proven and Probable Reserves Tables on page 41 above.
(4)	See footnote (4) to the Gold Proven and Probable Reserves Tables on page 41 above.
(5)	Reserve based on $250/oz. gold price pit shell and a 0.95/oz. copper price. Deposit is currently undeveloped.
(6)	Percentage reflects Newmont’s economic interest in remaining reserves, unchanged from 2001. Copper reserves calculated at $0.75/lb. copper price.
(7)	Reserve based on A$425/oz. gold price and A$1.25/lb. copper price. Deposit is currently undeveloped.
(8)	Copper reserves based on $0.75/lb. copper price. Zinc reserves based on $0.47/lb. zinc price.

Reconciliation of December 2001 and December 2002 Gold Reserves

Newmont Equity Contained Ounces
(in millions)
December 2001 (Newmont and pro-forma Normandy)(1)	83.2
Depletion(2)	(9.4)
Revisions and Additions(3)	9.4

December 2002(1)	83.2

(1)	Does not include TVX Newmont Americas or Echo Bay equity interests.
(2)	Depletion represents 2001 reserves processed in 2002.
(3)	Revisions and additions due to reserve conversions, optimizations, model updates and updated unit costs and recoveries. Of the total revisions and additions, 9.3 million ounces were internally generated and 0.1 million ounces were acquired during 2002.

ITEM 3.     LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 25 to the Consolidated Financial Statements beginning on page 161 below.

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

On March 5, 2003, there were outstanding 48,434,773 Canadian exchangeable shares, which were held by approximately 54 holders of record. The exchangeable shares are exchangeable at the option of the holders into Newmont common stock. Holders of exchangeable shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

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

ITEM 6.    SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2002	2001	2000	1999	1998(2)
	(in millions, except per share)
Sales	$2,622.2	$1,666.1	$1,819.0	$1,627.1	$1,730.5
Income (loss) before cumulative effect of a change in accounting principle, net of preferred stock dividend	$146.6	$(54.1)	$(84.6)	$(119.3)	$(598.3)
Net income (loss) applicable to common shares(1)	$154.3	$(54.1)	$(97.2)	$(119.3)	$(631.2)
Basic income (loss) per common share:
Before cumulative effect of a change in accounting principle	$0.40	$(0.28)	$(0.45)	$(0.62)	$(3.26)
Net income (loss)(1)	$0.42	$(0.28)	$(0.51)	$(0.62)	$(3.44)
Diluted income (loss) per common share:
Before cumulative effect of a change in accounting principle	0.39	(0.28)	(0.45)	(0.62)	(3.26)
Net income (loss)(1)	0.41	(0.28)	(0.51)	(0.62)	(3.44)
Dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12
At December 31,
Total assets	$10,154.5	$4,141.7	$4,024.2	$4,043.2 (2)	$4,112.1
Long-term debt, including current portion	$1,816.6	$1,426.9	$1,354.8	$1,391.8 (2)	$1,489.8
Stockholders’ equity	$5,419.2	$1,499.8	$1,540.7	$1,605.8 (2)	$1,740.0

(1)	Net income (loss) includes the cumulative effect of a change in accounting principle related to depreciation of property, plant and mine development of $7.7 million ($0.02 per share), net of tax, in 2002, for revenue recognition of $12.6 million ($0.06 per share), net of tax in 2000, and for start-up costs of $32.9 million ($0.18 per share), net of tax, in 1998.
(2)	The Company’s Consolidated Financial Statements as of and for the years ended December 31, 1999 and 1998 were originally audited by Arthur Andersen, LLP. The Company subsequently restated its Consolidated Financial Statements for these periods, and Arthur Andersen LLP has not reissued an audit opinion on the financial statements for these periods. Although the Company’s restated Statements of Consolidated Operations and Comprehensive Income (Loss), Changes in Stockholders’ Equity and Cash Flows for the year ended December 31, 1999 have been audited by the Company’s current independent accountants, the Company’s restated Consolidated Financial Statements as of and for the year ended December 31, 1998, and the Company’s restated Consolidated Balance Sheet as of December 31, 1999, have not been audited. As a result, information included in the accompanying table for such periods is derived from unaudited Consolidated Financial Statements.

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

The Company anticipates synergies from its business combination with Normandy and Franco-Nevada to approximate $75 million annually commencing in 2003. More than half of such synergies are expected to come from tax and interest savings, and the remainder is expected to come from the rationalization of corporate overhead and exploration and development budgets, as well as operating and procurement efficiencies. From February 15, 2002 through December 31, 2002, the Company realized more than half of the expected annual synergy amount.

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

Critical Accounting Policies

Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Carrying Value of Goodwill.    At December 31, 2002, the carrying value of the Company’s goodwill was approximately $3.0 billion. Such goodwill has been assigned to the Company’s Merchant Banking (approximately $1.6 billion) and Exploration (approximately $1.1 billion) Segments and to various mine site reporting units (approximately $300 million in the aggregate). As further described in Note 3 to the Consolidated Financial Statements, this goodwill arose in connection with the Company’s February 15, 2002 acquisition of Normandy and Franco-Nevada, and it represents the excess of the aggregate purchase price over the fair value of the identifiable net assets of Normandy and Franco-Nevada. Such goodwill was assigned to reporting units in a reasonable, supportable and consistent manner based on independent valuations performed by Behre Dolbear. In this regard, the Company’s approach to allocating goodwill was to identify those reporting units of the Company that the Company believed had contributed to such excess purchase price. The Company then engaged Behre Dolbear to perform valuations to measure the incremental increases in the fair values of such reporting units, which were attributable to the acquisitions, and which were not already captured in the fair values assigned to such units’ identifiable net assets. In the case of the Merchant Banking and Exploration Segments, these valuations were based on each reporting unit’s potential for future growth, and in the case of the mine site reporting units, the valuation was based on the synergies that were expected to be realized by each mine site reporting unit. The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit was to exceed its fair value, the Company would perform the second step of the impairment test. In the second step, the Company would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any excess would be charged to operations. Assumptions underlying fair value estimates are subject to risks and uncertainties. The specific application of the Company’s goodwill impairment policy with respect to the Merchant Banking Segment, Exploration Segment and mine site reporting units are separately discussed below.

Merchant Banking Segment Goodwill.    The assignment of goodwill to the Merchant Banking Segment was based on the assumption that, following the acquisition, the Merchant Banking Segment would continue to earn long-term investment returns consistent with the historical returns on capital earned by Franco-Nevada during the eleven years prior to the acquisition. It was further assumed that the Merchant Banking Segment, which is led by former senior executives of Franco-Nevada, would seek to earn such returns from various transactions such as mergers, acquisitions, joint ventures, investments in royalty interests, the disposal of interests in mining projects and other investing and financing related transactions. The amount of goodwill assigned to the Merchant Banking Segment as of the acquisition date was intended to represent the incremental increase in the value of the Merchant Banking Segment as a result of the acquisition, and was based on a discounted cash flow analysis that assumed (i) an initial investment of $300 million; (ii) additional annual investments of $50 million commencing in year two of a seven-year time horizon; (iii) an average long-term after-tax return of 37.3%; (iv) the immediate reinvestment of average annual returns; and (v) discount rates ranging from 8% to 9%. The assumed initial and additional investments were based on Franco-Nevada’s historical asset base and investing experience, and management’s judgment as to what investment levels could be expected to continue in the future. While the Company expects the actual investments of the Merchant Banking Segment to be made on a sporadic basis as investment opportunities present themselves, the Company assumed an additional annual investment level of $50 million for valuation modeling purposes. The Company believes that the $50 million additional annual investment level assumed for modeling purposes is reasonable given the equivalent probability of investing more or less than that average amount in any given period based upon timing of attractive investment opportunities. The February 15, 2002 valuation model assumes that the investments and related returns thereon will ultimately increase to a value of approximately $3.8 billion at the end of the seven-year period. Such value would have represented 37% of the Company’s total assets at December 31, 2002. Asset growth of this magnitude is consistent with Franco-Nevada’s historical experience. The 37.3% long-term after-tax return assumed for this analysis represented the average return on capital deployed by the merchant banking unit of Franco-Nevada during the eleven years prior to its acquisition by the Company. For purposes of this return calculation, the denominator excluded capital associated with Franco-Nevada’s cash and gold bullion balances and the numerator excluded the interest income generated by such cash balances due to the fact that Franco-Nevada’s cash and gold bullion balances did not represent amounts invested by Franco-Nevada’s merchant banking unit. Throughout this eleven-year historical period, Franco-Nevada’s cash and gold bullion balances represented a significant portion of Franco-Nevada’s total assets. Accordingly, if cash and gold bullion balances and interest income had been included, the calculated return would have been 15%, a significantly lower return than the 37.3% return that was in fact used to value the goodwill of the Merchant Banking Segment. In order to assess future returns in relation to the 37.3% return assumed for goodwill allocation purposes, the Company will track annualized returns on investments, on an individual and aggregate basis, based upon realized and unrealized value changes from inception of each investment.

The Company expects to fund investments as opportunities arise and therefore it is likely that investments in the Merchant Banking Segment will fall short of or exceed the assumed annual investment level of $50 million in any given year. To the extent that the Merchant Banking Segment falls short of the assumed annual additional investment of $50 million per year or the Company otherwise falls short of the targeted portfolio value, the Company would need to achieve increases in its future investment levels, returns and/or other factors impacting the valuation sufficient to fully offset any such shortfalls in invested capital and returns thereon in order to replicate the value assigned to the Merchant Banking Segment goodwill on February 15, 2002. In this regard, the Company would need to invest an average of approximately $82 million annually in years three through seven if the Company were not to make any new investments in year two (i.e., 2003) assuming all other valuation assumptions were held constant. Similarly, to the extent that the Company does not realize and reinvest investment returns that are at least equal to the 37.3% annual returns assumed for purposes of the February 15, 2002 valuation, the Company would need to achieve increases in future returns, investment levels and/or other factors impacting the valuation in order to replicate the value assigned to the Merchant Banking Segment goodwill on February 15, 2002. For example, if the Company had decreased its return assumption by one percentage point to 36.3% or by 10 percentage points to 27.3% in the February 15, 2002 valuation, the $1.625 billion value assigned to the Merchant Banking Segment goodwill at February 15, 2002 would have decreased by approximately $96 million or $805 million, respectively, from the value determined in the February 15, 2002 valuation, assuming all other valuation assumptions were held constant. Moreover, as the expected period between the initial investment and the ultimate realization of a return by the Merchant Banking Segment is generally greater than one year, and given that the February 15, 2002 model assumes that returns are realized and reinvested on an annual basis, the Merchant Banking Segment will likely need to achieve returns in excess of the assumed 37.3% return in order to replicate the value assigned to the Merchant Banking Segment goodwill on February 15, 2002 assuming all other valuation assumptions are held constant. Although the Company believes that February 15, 2002 valuation provided a reasonable and supportable basis for the allocation of goodwill to the Merchant Banking Segment, the Company recognizes that, due to the opportunistic nature of the Merchant Banking Segment’s business, future returns and investment levels are not easily predicted. Accordingly, future results may vary significantly from the investments and returns assumed for purposes of this discounted cash flow analysis.

For purposes of performing its annual goodwill impairment test, the Company will perform an analysis to determine the fair value of the Merchant Banking Segment. The fair value derived from this valuation process, together with the fair value of the identifiable net assets of the Merchant Banking Segment, will be considered by the Company in the first step of its impairment test, which test requires the Company to compare the aggregate carrying value of the identifiable net assets and goodwill of the Merchant Banking Segment to the aggregate fair value of such identifiable net assets and goodwill. At December 31, 2002, the $1.625 billion carrying value of the Merchant Banking Segment goodwill represented 74% of the carrying value of the total assets of the Merchant Banking Segment. At December 31, 2002, the fair value of the portfolio of investments/assets that fell within the Merchant Banking Segment’s responsibilities was $310 million. From February 15, 2002 through December 31, 2002, the Merchant Banking Segment did not make any additional investments in this portfolio as the focus of the Merchant Banking Segment during this period was on asset rationalization and dispositions of the Company’s non-core assets. Given that the February 15, 2002 discounted cash flow analysis did not assume that a $50 million investment would be made in year one (i.e., 2002), and that the Company fully expects the level of new investments attributable to the Merchant Banking Segment to vary from year to year based on available opportunities, the Company does not view the lack of investment in 2002 as an indication that the Company’s new investments in the Merchant Banking Segment’s portfolio will not average at least $50 million over the assumed seven-year time horizon. Notwithstanding the fact that no investments were made, and no significant returns were realized, by the Merchant Banking Segment during 2002, the Company concluded that the goodwill of the Merchant Banking Segment was not impaired as of December 31, 2002 based on its review of the continued validity of the assumptions underlying the February 15, 2002 valuation model and its assessment of the fair values of the other assets and liabilities of the Merchant Banking Segment. Most notably, the Company concluded that (i) the 37.3% return assumed for purposes of the February 15, 2002 valuation was valid at December 31, 2002 because the value of the Company’s investment in Echo Bay had appreciated by approximately 40.7% (34% on an estimated after-tax basis) from February 15, 2002 through December 31, 2002 consistent with the 37.3% assumed return with such appreciation being substantially realized in January 2003 as a result of the merger of Kinross, Echo Bay and TVX Gold; (ii) the assumed investment levels continued to be valid in light of the Company’s commitment to fund Merchant Banking Segment investments and other activities, and its expectation that investments will occur sporadically as opportunities arise; and (iii) the aggregate fair value of the other assets and liabilities of the Merchant Banking Segment exceeded their carrying value at December 31, 2002. In light of the foregoing, the Company concluded that the fair value of the Merchant Banking Segment exceeded its carrying value at December 31, 2002, and accordingly that the Merchant Banking Segment goodwill was not impaired as of that date.

For purposes of valuing the Merchant Banking Segment at December 31, 2003 and at future fiscal year ends, the Company expects that the valuation model will be reevaluated and enhanced to acknowledge the evolving activities and objectives of the Merchant Banking Segment. In this regard, the key drivers of such future valuations are expected to include (i) expected future long-term investment returns, adjusted for Company specific and market driven factors, (ii) expected economic value to be added by the Merchant Banking Segment in addition to such investment returns, (iii) the level of capital accessible by the Merchant Banking Segment, and (iv) other relevant facts and circumstances. To determine the appropriate returns, investment levels and other assumptions for purposes of this analysis, the Company will (i) review the expected or actual returns from transactions that were initiated and/or completed since the last impairment test, (ii) assess the actual economic values added by other Merchant Banking Segment activities since the last impairment test, and (iii) assess the ongoing appropriateness of all assumptions impacting the valuation based on then current conditions and expectations. The Company believes that any model used to value the Merchant Banking Segment will need to take into account the relatively long time horizon required to evaluate the investment returns and other economic value added activities of the Merchant Banking Segment. As such, in the absence of any mitigating valuation factors or triggering events, which are described below, the Company believes that a sustained period of approximately three years in which the Merchant Banking Segment’s actual investment levels, returns or economic values added fall significantly below those levels necessary to support the carrying value of the Merchant Banking Segment would likely result in a reduction of the value assigned to the Merchant Banking Segment’s growth potential and, in the absence of any offsetting increase in the aggregate fair value of the Merchant Banking Segment’s other net assets, an impairment of the Merchant Banking Segment goodwill.

A high degree of judgment is involved in determining the assumptions and estimates that are used to determine the fair value of the Merchant Banking Segment. Accordingly, no assurance can be given that actual results will not differ significantly from the corresponding assumptions and estimates. For every 10% reduction in the valuation of goodwill below the amount assigned to the Merchant Banking Segment at the acquisition date, the Company would expect to record a non-cash goodwill impairment charge of approximately $162.5 million. If a “triggering event” were to occur that could reasonably be expected to result in an impairment of the carrying value of the Merchant Banking Segment, the Company would be required to test the goodwill assigned to the Merchant Banking Segment as of the end of the reporting period in which any such event occurred. The Company believes that triggering events with respect to the Merchant Banking Segment could include, but are not limited to, (i) the Company’s partial or complete withdrawal of financial support for the Merchant Banking Segment; (ii) a significant reduction in management’s long-term expectation of the price of gold given the adverse effect such a development could have on the fair values of the Merchant Banking Segment’s investment and royalty interest portfolios and the Merchant Banking Segment’s prospects for future growth; (iii) the divestiture of a significant portion of the Merchant Banking Segment’s investment portfolio together with management’s determination to not fund the replenishment of such portfolio for the foreseeable future; and (iv) any other event that might adversely affect the ability of the Merchant Banking Segment to consummate transactions that create value for the Company. The Company currently has no plans to withdraw financial support for the Merchant Banking Segment. For a discussion of the results of operations of the Merchant Banking Segment, see Results of Operations, Merchant Banking Segment below.

Exploration Segment Goodwill.    The Exploration Segment’s primary responsibilities are to (i) discover new gold deposits globally and regionally outside of the vicinity of any of the Company’s existing mining operations or development projects, (ii) discover new deposits in an existing operating district or project development area, and (iii) provide exploration advice for the purpose of optimizing reserve extensions in areas surrounding existing mines and advancing non-reserve mineralization into economically mineable reserves. The assignment of goodwill to the Exploration Segment was based on the assumption that, following the acquisition, the Exploration Segment would continue Normandy’s historical level of increasing proven and probable reserves through new discoveries by combining Normandy’s exploration culture, philosophy, expertise and methodologies with those of Newmont. The amount of goodwill assigned to the Exploration Segment as of the acquisition date was intended to represent the incremental increase in the value of the Exploration Segment as a result of the acquisition, and was based on a discounted cash flow analysis that assumed (i) 1.6 million recoverable ounces of additions to proven and probable reserves through new discoveries in the first year following the acquisition; (ii) an annual growth rate for such reserve additions of 23.1% over a ten-year period; (iii) a fair value for each recoverable ounce of reserve additions of approximately $58; and (iv) a discount rate of 15%. The assumed additions to reserves in the first year and the growth rate were based on Normandy’s annual reserve additions and its average 33% historical growth rate in reserve additions during the 11-year period prior to the acquisition, and management’s expectation of the growth rate and levels of reserve additions that could be expected to continue in the future as a result of the Normandy acquisition. In this regard, the February 15, 2002 valuation assumes that a total of approximately 49 million ounces would be added to proven and probable reserves during the ten-year period following the acquisition. This compares to 20 million and 56 million ounces added to proven and probable reserves by Normandy and Newmont, respectively, during the ten years prior to the acquisition. Assuming exploration costs of $13 per ounce, the Company would need to spend approximately $637 million over the next ten years to discover the 49 million ounces that the February 15, 2002 valuation assumed would be added to proven and probable reserves. Subject to any significant adverse change in the Company’s long-term view of gold prices, the Company has both the ability and intent to provide at least $637 million of funding to the Exploration Segment over the next ten years. The fair value of the reserve additions was based in part on an assumed gold price of $300 per ounce, which represented Newmont’s assessment of the long-term price of gold as of the acquisition date. Although the Company believes that this discounted cash flow analysis provides a reasonable and supportable basis for the allocation of goodwill to the Exploration Segment, the Company recognizes that, due to the nature of the Exploration Segment’s business, the timing, quantity and value of future reserve additions are not easily predicted. In this regard, decreasing the assumed 23.1% growth rate for reserve additions by one percentage point to 22.1% and by 10 percentage points to 13.1% would result in a decrease of approximately $45 million and $365 million, respectively, in the value determined by the February 15, 2002 valuation assuming all other valuation assumptions were held constant. In addition, decreasing the long-term gold price assumption from $300 by one percentage point to $297 and by 10% to $270 would result in a decrease of approximately $45 million and $444 million, respectively, in the value determined by the February 15, 2002 valuation assuming all other valuation assumptions were held constant. Changes to other valuation assumptions, such as annual reserve additions, discount rates, tax rates, operating costs, capital expenditures and the time horizon would have impacted the value determined by the February 15, 2002 valuation. Accordingly, future results may vary significantly from the reserve additions, values and other assumptions underlying the February 15, 2002 valuation.

For purposes of performing its annual goodwill impairment test, the Company will perform an analysis to determine the fair value of the Exploration Segment. In this regard, the Company will review the Exploration Segment’s actual performance in generating additions to proven and probable reserves to assess the ongoing appropriateness of all assumptions impacting the valuation, including assumptions affecting the fair value of such reserve additions (taking into account, among other factors, the impact of changes in gold prices and U.S. dollar costs) based on then current conditions and expectations. In this regard, all internally generated proven and probable reserve additions are attributed to the Exploration Segment to the extent that such additions are derived from (i) a discovery made by the Company or Normandy, or (ii) previously acquired properties as a result of exploration efforts conducted subsequent to the acquisition date. All known reserves are assigned to operating mines and/or development stage properties and as such are excluded from the valuation of the Exploration Segment. In addition, the value of expected reserve additions which were assigned a value in purchase accounting are also excluded from the Exploration Segment’s valuation. During 2002, the Company recorded 9.3 million ounces of internally generated additions to proven and probable reserves, of which 8.8 million ounces were attributable to the Exploration Segment. Of the ounces attributable to the Exploration Segment, 48% were previously valued as non-reserve mineralization in the Normandy purchase accounting. The fair value derived from the Exploration Segment’s valuation process, together with the fair value of the identifiable net assets of the Exploration Segment, will be considered by the Company in the first step of its impairment test, which test requires the Company to compare the aggregate carrying value of the identifiable net assets and goodwill of the Exploration Segment to the corresponding aggregate fair value of such net assets and goodwill. For every 10% reduction in the valuation of such goodwill below the amount assigned to the Exploration Segment at the acquisition date, the Company would expect to record a non-cash goodwill impairment charge of approximately $113 million. The Company believes that any model used to value the Exploration Segment will need to take into account the relatively long time horizon required to evaluate the activities of the Exploration Segment. As such, in the absence of any mitigating valuation factors, the Company believes that a sustained period of approximately three years in which additions to proven and probable reserves, or the values associated therewith, fall short of those levels that reasonably could be expected to support the carrying value of the Exploration Segment would likely result in a reduction of the value assigned to the Exploration Segment’s growth potential and, accordingly, in an impairment of the Exploration Segment goodwill. The Company believes that triggering events with respect to the Exploration Segment could include, but are not limited to, (i) the Company’s partial or complete withdrawal of financial support for the Exploration Segment; (ii) a significant decrease in the Company’s long-term expectation of the price of gold; and (iii) a significant increase in long-term capital and operating cost estimates. The Company currently has no plans to withdraw financial support for the Exploration Segment. For a discussion of the results of operations of the Exploration Segment, see Results of Operations, Exploration Segment below.

Mine Site Goodwill.    The assignment of goodwill to mine site reporting units was based on synergies that were expected to be achieved at each operation. Such synergies are expected to be incorporated into the Company’s operations and business plans over time. The amount of goodwill assigned to each segment or reporting unit was based on discounted cash flow analyses that assumed risk-adjusted discount rates over the remaining lives of the applicable mining operations. The Company believes that triggering events with respect to the goodwill assigned to mine site reporting units could include, but are not limited to, (i) a significant decrease in the Company’s long-term expectation of the price of gold, and (ii) any event that might otherwise adversely affect mine site production levels or costs.

Depreciation, Depletion and Amortization.    Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-

line method at rates sufficient to depreciate such costs over the estimated future lives of such facilities or equipment. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.

Costs incurred to develop new properties are capitalized as incurred, where it has been determined that the property can be economically developed based on the existence of proven and probable reserves. At the Company’s surface mines these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable ounces to be mined from proven and probable reserves. Depending upon whether the development is expected to benefit the entire remaining ore body, or specific ore blocks or areas only, the UOP basis is either the life of the entire ore body, or the life of the specific ore block or area.

The calculation of the UOP rate of amortization, and therefore the annual amortization charge to operations, could be materially impacted to the extent that actual production in the future is different from current forecasts of production based on proven and probable reserves. This would generally result to the extent that there were significant changes in any of the factors or assumptions used in determining reserves. These factors could include (i) an expansion of proven and probable reserves through exploration activities, (ii) differences between estimated and actual cash costs of mining, due to differences in grade, metal recovery rates and foreign currency exchange rates, and (iii) differences between actual commodity prices and commodity prices assumptions used in the estimation of reserves. Such changes in reserves could similarly impact the useful lives of assets depreciated on a straight-line basis, where those lives are limited to the life of the mine, which in turn is limited to the life of the proven and probable reserves.

The expected useful lives used in depreciation, depletion and amortization calculations are determined based on applicable facts and circumstances, as described above and in Note 2 to the Consolidated Financial Statements. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for purpose of depreciation, depletion and amortization calculations.

Intangible assets related to mineral interests represent mineral use rights for parcels of land not owned by the Company. The Company’s intangible assets include mineral use rights related to production, development or exploration stage properties (each as defined in Note 2 of the Consolidated Financial Statements) and the value of such intangible assets is primarily driven by the nature and amount of mineral interests believed to be contained, or potentially contained, in such properties. The amount capitalized related to a mineral interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination. The straight-line amortization of the Company’s exploration stage mineral interests is calculated after deducting applicable residual values. At December 31, 2002, such residual values aggregated approximately $494 million. Residual values are determined for each individual property based on the fair value of the exploration stage mineral interest, and the nature of, and the Company’s relative confidence in, the mineralized material believed to be contained, or potentially contained, in the underlying property. Such values are based on (i) discounted cash flow analyses for those properties characterized as other mineralized material and around-mine exploration potential, and (ii) recent transactions involving similar properties for those properties characterized as other mine-related exploration potential and greenfields exploration potential. Based on its knowledge of the secondary market that exists for the purchase and sale of mineral properties, the Company believes that both methods result in a residual value that is representative of the amount that the Company could expect to receive if the property were sold to a third party. Residual values range from zero to 90% of the gross carrying value of the respective exploration stage mineral interests. Significant judgment is involved in the determination of residual values, and no assurance can by given that actual values will not differ significantly from estimated residual values.

Refer to Note 2 to the Consolidated Financial Statements under “Mineral Interests and Other Intangible Assets” for definitions of each class of the Company’s mineral interest and other intangible assets.

Carrying Value of Long-Lived Assets.    The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained from proven and probable reserves and all related exploration stage mineral interests, except for other mine-related exploration potential and greenfields exploration potential discussed separately below, after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. With the exception of other mine-related exploration potential and greenfields exploration potential, all assets at a particular operation are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and greenfields exploration potential, cash flows and fair values are individually evaluated based primarily on recent exploration results and recent transactions involving sales of similar properties.

Refer to Note 2 to the Consolidated Financial Statements under “Mineral Interests and Other Intangible Assets” for definitions of each class of the Company’s mineral interest and other intangible assets.

As discussed above under Depreciation, Depletion and Amortization, various factors could impact the Company’s ability to achieve its forecasted production schedules from proven and probable reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. Assets classified as other mine-related exploration potential and greenfields exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

Deferred Stripping Costs.    At open-pit mines that have diverse grades and waste-to-ore ratios over the life of the mine, the Company defers and amortizes certain stripping costs, normally associated with the removal of waste rock. The amortization of deferred amounts is determined using the UOP method based on estimated recoverable ounces from proven and probable reserves, and using a stripping ratio calculated as the total tons to be moved over total proven and probable ore reserves. The charge to operations for the amortization of deferred stripping costs could differ materially between reporting periods to the extent that there were material changes to proven and probable reserves as discussed above under Depreciation, Depletion and Amortization. In addition, to the extent that the average ratio of tons of waste that were required to be removed for each ounce of gold differed materially from that which was estimated in the stripping ratio, the actual amortization charged to operations could differ materially between reporting periods.

Stockpiles, Ore on Leach Pads and Inventories.    Costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. The Company records stockpiles, ore on leach pads and inventories at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price of the product based on prevailing and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles, ore on leach pads and inventories include prevailing short-term and long-term metals prices and prevailing costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and actual production levels. During the years ended December 31, 2002, 2001 and 2000, write-downs of stockpiles, ore on leach pads and inventories to NRV aggregated $44.4 million, $25.1 million, and $32.1 million, respectively.

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces based on assay data, and the estimated recovery percentage based on the expected processing method. Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and removed at the average cost per recoverable ounce of gold in the stockpile. Stockpiles are reduced as material is removed and fed to mills or placed on leach pads. At December 31, 2002, the Company’s stockpiles had a carrying value of $241.1 million.

Ore on leach pads represents ore that is placed on pads where it is permeated with a chemical solution that dissolves the gold contained in the ore. The resulting pregnant solution is further processed in a leach plant where the gold is recovered. Costs are added to leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from the leach pad as ounces are recovered in circuit at the leach plant based on the average cost per recoverable ounce of gold on the leach pad. Estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the pads, the grade of ore placed on the leach pads based on assay data and a recovery percentage. Ultimate recovery of gold contained on leach pads can vary from approximately 50% to 70% of the placed recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete. Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor recoverability levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. Assuming a one percent variation from the Company’s current estimates of gold quantities on its leach pads at December 31, 2002, the Company would experience a production variance of approximately 21,000 ounces assuming that none of the variations for individual leach pads offset one another on a consolidated basis. At December 31, 2002, the weighted average cost per recoverable ounce of gold on leach pads was $135 per ounce. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a pad will not be known until the leaching process is terminated. Based on current mine plans, the Company expects to place the last ton of ore on its current leach pads at dates ranging from 2005 to 2015. Including the estimated time required for residual leaching, rinsing and reclamation activities, the Company expects that its leaching operations will terminate within approximately ten years following the date that the last ton of ore is placed on the leach pad. At December 31, 2002, the Company’s ore on leach pads had a carrying value of $287.6 million.

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific mining operation, but include mill in-circuit, leach in-circuit, flotation and column cells, and carbon in-pulp inventories. In-process material is measured based on assays of the material fed to process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed to process attributable to the source material coming from mines, stockpiles or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facility, incurred to that point in the process. At December 31, 2002, the Company’s in-process inventories had a carrying value of $46.4 million.

Precious metals inventories include gold doré and/or gold bullion. Precious metals that are received as in kind payments of royalties are valued at fair value on the date title is transferred to the Company. Precious metals that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

The allocation of costs to stockpiles, ore on leach pads and inventories and the determination of NRV involves the use of estimates and assumptions regarding current and future costs, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from the corresponding estimates and assumptions.

Financial Instruments.    All financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair market value, with the exception of contracts that qualify for the normal purchases and normal sales exemption. Changes in the fair market value of derivatives recorded on the balance sheet are recorded in the statements of consolidated operations, except for the effective portion of the change in fair market value of derivatives that are designated as a cash flow hedge and qualify for cash flow hedge accounting. The Company’s portfolio of derivatives includes various complex instruments that are linked to gold prices and other factors. Management applies significant judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding gold and other commodity prices, gold lease rates, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to operations to reflect the changes in fair market value of derivatives. In addition, certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair market value of these instruments are deferred in other comprehensive income and will be recognized in the statements of consolidated operations when the underlying production designated as the hedged item is sold. All derivative contracts qualifying for hedge accounting are designated against the applicable portion of future production from proven and probable reserves, where management believes the forecasted transaction is probable of occurring. To the extent that management determines that such future production is no longer probable of occurring due to changes in the factors impacting the determination of reserves, as discussed above under Depreciation, Depletion and Amortization, gains and losses deferred in Other comprehensive income would be reclassified to the statements of consolidated operations immediately.

Reclamation and Remediation Obligations.    The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. The Company charges the cost of reclamation of active mines to operations using the UOP method over the life of the respective mining operation. Refer to Note 2 to the Consolidated Financial Statements for a complete description of the Company’s accounting policy for reclamation and remediation costs and the impact of adopting SFAS 143 “Accounting for Asset Retirement Obligations” which will be adopted by the Company effective January 1, 2003. Accounting for reclamation and remediation obligations requires management to make estimates of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by the Company. Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation.

Carrying Value of Investments.    Investments in incorporated entities in which the Company’s ownership interest is greater than 20% and less than 50%, or which the Company does not control, are accounted for using the equity method and are included in long term assets. Refer to Note 9 to the Consolidated Financial Statements

for a complete description of the Company’s equity method investments, and Note 2 to the Consolidated Financial Statements for a description of the Company’s policy for accounting for its equity method investments. The Company periodically reviews its equity method investments to determine whether a decline in fair value below the carrying amount is other than temporary. In making this determination, the Company considers a number of factors related to the financial condition and prospects of the investee including (i) a decline in the stock price or valuation of the equity investee for an extended period of time, (ii) an inability to recover the carrying amount of the investment or inability of the equity investee to sustain an earnings capacity which would justify the carrying amount of the investment, and (iii) the period of time over which the Company intends to hold the investment. If the decline in fair value is deemed to be other than temporary, the carrying value is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment, based on future cash flows of the equity investee and other relevant factors. As significant judgment is required in assessing these factors, together with the fact that the underlying mining operations are subject to uncertainties similar to those discussed above in relation to the Company, it is possible that changes in any of these factors in the future could result in an other than temporary decline in value of an equity investment and could require the Company to record an impairment charge to operations in future periods.

Deferred Tax Assets.    The Company recognizes the future tax benefit expected to be obtained from deferred tax assets when realization of the asset is considered to be more likely than not. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. Refer above under Carrying Value of Long-Lived Assets for a discussion of the factors that could cause future cash flows to differ from estimates. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the balance date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which the Company operates could limit the ability of the Company to obtain tax deductions in future periods from deferred tax assets recorded at the balance date.

Summary

Newmont recorded net income to common shares of $154.3 million ($0.42 per share, basic) for the year ended December 31, 2002, compared with net losses to common shares of $54.1 million ($0.28 per share) and $97.2 million ($0.51 per share) for the years ended December 31, 2001 and 2000, respectively. Results for 2002 included, after-tax, a non-cash unrealized mark-to-market loss on derivatives of $38.3 million ($0.10 per share), a $30.7 million ($0.08 per share) gain on the sale of marketable securities of Lihir, $2.4 million ($0.01 per share) for asset write downs, $10.2 million ($0.03 per share) for prior-period income tax benefits and a $7.7 million ($0.02 per share) gain for the cumulative effect of a change in accounting principle.

Results for 2001 included after-tax, $43.7 million ($0.22 per share) for restructuring and Battle Mountain merger expenses, $21.3 million ($0.11 per share) for asset write-downs, $24.8 million ($0.13 per share) for prior- period income tax benefits, $3.3 million ($0.02 per share) for foreign currency exchange losses and $1.1 million for a gain on written call options.

Results in 2000 included after-tax, non-cash charges of $28.5 million ($0.15 per share) for asset write-downs, $27.4 million ($0.14 per share) for expenses associated with an acquisition settlement, $23.9 million ($0.12 per share) for losses on marketable securities, a $12.6 million ($0.06 per share) loss for the cumulative effect of accounting changes for revenue recognition, $12.4 million ($0.06 per share) for amortization of put option premiums and $4.0 million ($0.02 per share) for foreign currency exchange losses. Also included were after-tax charges of $6.9 million ($0.04 per share) for merger expenses and a non-cash unrealized mark-to-market gain on call option contracts of $17.4 million ($0.09 per share).

As a largely unhedged company, Newmont’s average realized gold price of $313, $271 and $282 per equity ounce sold in 2002, 2001 and 2000, respectively, closely tracked the spot market price. At December 31, 2002, approximately 10.3% of Newmont’s proven and probable reserves were subject to derivative contracts. At December 31, 2001, less than 4% of Newmont’s proven and probable reserves were subject to derivative contracts. Approximately 19% of total estimated gold production in 2003 is subject to gold derivative contracts. Approximately 15% of estimated production in 2003 is subject to committed gold forward sales contracts and other similar instruments and approximately 5% is subject to uncommitted gold put option contracts and other similar instruments. The percentages of total estimated production subject to gold derivative contracts in 2004 and 2005 are approximately equal to the 2003 percentage. The percentage of total estimated production subject to gold derivative contracts in 2006 and 2007 are approximately 7%. Gold derivative contracts with respect to approximately 15% of the total gold ounces that are subject to such contracts mature in each year from 2003 through 2005 such that, in the aggregate, approximately 45% mature during that three-year period. An additional 11% mature between 2006 and 2007 and the remainder mature thereafter through 2011. Newmont currently expects to extract and produce the proven and probable reserves identified at December 31, 2002 through the year 2020.

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

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. With the exception of Nevada, Golden Grove and Batu Hijau, such by-product sales have not been significant to the economics or profitability of the Company’s mining operations. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. A reconciliation of total cash costs to Costs applicable to sales in total and by segment is provided in Item 2, Properties, Operating Statistics on page 31. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of gold mining properties, when taking into account the average realized price received for gold sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest.

Disclosure of total cash costs per ounce is intended to provide investors with information about the cash generating capacities of these mining operations. Newmont’s management uses this measure for the same purpose and for monitoring the performance of its gold mining operations. This information differs from measures of performance determined in accordance with generally accepted accounting policies (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. This measure was developed in conjunction with gold mining companies associated with the Gold Institute in an effort to provide a level of comparability; however, Newmont’s measures may not be comparable to similarly titled measures of other companies. See the reconciliation of Costs applicable to sales to total cash costs and total production costs per ounce (unaudited) on page 31.

Unless otherwise indicated, and based on proven and probable reserves reflected in current mine plans without considering any future additions to such reserves, expected gold sales for each operation for the years 2004 through 2007 are expected to continue at levels comparable to the expected levels for 2003.

North American Operations

Newmont’s Nevada operations are along the Carlin Trend near Elko and in the Winnemucca region, where the Twin Creeks mine and the Lone Tree Complex are located. Nevada operations also include the Midas underground mine (acquired in February 2002). Nevada’s gold sales in 2002 of 2.72 million ounces were 1% higher than in 2001. Total cash costs at Nevada also increased slightly from $222 per ounce in 2001 to $225 per ounce in 2002. The Midas mine, acquired as part of the Normandy acquisition, contributed approximately 196,200 ounces of production in 2002, or approximately 7% of Nevada’s production. Without the Midas production, Nevada gold sales would have declined about 6.5% in 2002 compared to 2001. This resulted from (i) less oxide mill throughput in 2002 due to the shutdown of the Pinon Mill; (ii) utilization of lower-grade oxide stockpiles resulting in lower recoveries in most oxide mills; and (iii) a 38.5% decline in tons placed on the leach pads due to mining more mill-grade material and the postponement of production from Gold Quarry South Layback project until 2003. These trends were largely offset by increased throughput in the refractory mills from better utilization of the Carlin Roaster and the Twin Creeks Sage Mill and a 3% increase in refractory grade. Nevada’s sales of 2.7 million ounces in 2001 were 11% lower than in 2000, with the depletion of the Deep Post surface deposit early in 2001 resulting in approximately 300,000 fewer high-grade, low-cost open pit ounces produced during 2001 than during 2000. This also caused total cash costs to increase to $222 per ounce in 2001 from $203 per ounce in 2000. Approximately 139 million tons of material were mined from surface open pits in 2001, down 31% from 2000. Refractory ore treatment facilities, with higher processing costs than oxide ore mills, generated 65% of Nevada’s production in 2001, as compared to 68% in 2000. Sales and total cash costs in 2003 are expected to be 2.55 million ounces and $215 per ounce, respectively. The projected 6% decline in production in 2003 is due to expected lower recovery from the Carlin Roaster as a result of expected drawdowns of lower grade stockpiles and increased stripping at Twin Creeks. Total cash costs at Nevada are expected to decline by $10 per ounce partially reflecting reduced royalties due to a full year of benefit from acquiring the Nevada royalties formerly held by Franco-Nevada and increased silver by-product credits. Nevada’s silver by-product credits aggregated $11.3 million, $1.9 million and $1.6 million during 2002, 2001 and 2000, respectively. The Company expects Nevada’s silver by-products credits to increase to approximately $15 million in 2003. Although the amount of Nevada’s silver by-product credits is expected to vary from one period to another, such variations are not expected to be material to the economics of Nevada’s operations. Based on proven and probable reserves reflected in current mine plans without considering any future additions to such reserves, gold sales at the Nevada operations are expected to decline between 6% and 11% per year in ounces starting in 2005 primarily due to the Lonetree open pit reaching the end of its mine life. In Nevada, non-governmental organizations have brought a series of actions, as described in more detail in Note 25 to the Consolidated Financial Statements. While Newmont believes that the legal actions are without merit, unfavorable outcomes could result in additional conditions being imposed on how the Company conducts operations, and such conditions could have a material adverse effect on Nevada’s results of operations or financial position.

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

Production sold from the Golden Giant underground mine in Ontario, Canada amounted to 281,500 ounces at total cash costs of $196 per ounce in 2002, compared to 283,700 ounces at $187 and 406,600 ounces at $146 in 2001 and 2000, respectively. Despite similar sales volumes in 2002 compared to 2001, total cash costs per ounce increased in 2002 reflecting increased electricity rates, mining costs expensed for ongoing development, increased ground support and maintenance costs and appreciation of the Canadian dollar in relation to the U.S. dollar. Ounces sold decreased and total cash costs per ounce increased from 2000 to 2001 primarily due to lower grade ore. This maturing mine is projected to experience diminishing mining fronts, smaller size stopes, increasing stopes being mined simultaneously and more labor intensive mining techniques in 2003, leading to projected gold ounces sold of approximately 200,000 ounces at $252 total cash costs per ounce. Based on proven and probable reserves reflected in current mine plans without considering any future additions to such reserves, gold sales at Golden Giant are expected to approximate 2003 amounts and then decline to approximately 65,000 and 15,000 ounces per year in 2006 and 2007, respectively, as the operation approaches the end of its life.

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

Yanacocha and various subsidiaries of the Company have been named as defendants in lawsuits relating to a spill of elemental mercury near the town of Choropampa, Peru. For additional information, see Note 25 to the Consolidated Financial Statements. The Company cannot reasonably predict the final outcome of any of these lawsuits, or the impact, if any, on the results of operations or financial position of the Yanacocha operation.

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

At the Yandal operations, which consist of the Bronzewing, Jundee and Wiluna mines in Western Australia, gold sales for 2002 were 611,100 equity ounces at total cash costs of $215 per ounce. A shortfall of ounces sold at Bronzewing occurred in 2002 due to a 14% lower-than-expected mill feed grade, lower-than-budgeted tons milled and a shortfall in underground ore production. Bronzewing cash costs were higher than budgeted due primarily to higher mining costs from the one-time cost of transitioning to owner mining during the period. Gold sales at the Jundee property were below budget due to lower production, a result of mining in lower-grade underground stopes in the third quarter and increased quantities of lower-grade regional ore processed throughout the year. Cash costs per ounce at Jundee were consistent with the Company’s expectations, with the effects of lower production being offset by lower operating costs due to lower mining volumes and underground development achieved by the new mining contractor. An agreement for the sale of Wiluna was signed during the year, which has since expired. Based on proven and probable reserves reflected in current mine plans without considering any future additions to such reserves, the existing Wiluna and Bronzewing reserves are expected to be depleted within one year, and ongoing sales from Jundee after 2004 are expected to vary between 175,000 and 215,000 ounces per year through 2007 and then gradually decline to the end of its projected mine life in 2011.

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

Newmont controls a significant land position through its control of Newmont NFM (Normandy NFM Limited trading as Newmont NFM) and Otter Gold Mines Limited (“Otter Mines”) in the highly prospective Tanami gold district. For 2002, the Tanami operations in the Northern Territory (approximately an 85.9% interest) sold 452,400 equity ounces at total cash costs per ounce of $205. Equity gold sales at Tanami were higher than expected reflecting higher production due to higher-than-expected grades and recoveries, partially offset by lower mill throughput. Cash costs per ounce were higher than expected due to additional milling and maintenance costs resulting from abrasive ore from the Groundrush mine, partially offset by the impacts of higher production. Tanami is expected to sell about 600,000 equity ounces in 2003 at total cash costs per ounce of $215. The increase in projected equity ounces sold is partially attributable to the plan to acquire the remaining minority interests in Newmont NFM (see Production Properties at page 22). The increase is also attributable to the mining of higher-grade stopes at the Granites and additional recoveries and higher grades of ore mined at Groundrush, along with a full year contribution from Newmont NFM. Cash costs per ounce are expected to rise in 2003 due to deeper mining and additional crushing costs at Groundrush, partially offset by the impact of the higher production at the Granites. Cash costs are also expected to be impacted by a higher A$ exchange rate and a higher allocation of corporate costs. Based on proven and probable reserves reflected in current mine plans without considering any future additions to such reserves, gold sales from the Tanami operations are expected to decline by approximately 100,000 to 150,000 ounces beginning in 2005 and decline gradually until 2008 due to the end of production from the Groundrush project.

At the Pajingo mine in north Queensland, gold sales for 2002 were 296,400 equity ounces at cash costs per ounce of $95, compared to 126,000 and 112,100 equity ounces at cash costs of $105 and $99 per ounce in 2001 and 2000, respectively. The increase in ounces sold in 2002 is primarily from Newmont’s interest in the operation increasing to 100% from 50% in prior years due to the acquisition of Normandy. Sales also increased from higher production due to higher-grade ore in 2002. Cash costs per ounce declined in 2002 reflecting the impact of a full year of owner mining. Increased sales from 2000 and 1999 resulted from production increases due to the completion of a mill expansion project in 1999. Gold sales in 2003 are projected to total approximately 345,000 ounces with cash costs of $110 per ounce. The increase in gold sales at Pajingo is due to higher throughput and grades and the impact of having 100% ownership for most of the year. Cash costs are expected to increase due to the impact of a higher A$ exchange rate and a higher allocation of corporate costs. Based on proven and probable reserves reflected in current mine plans without considering any future additions to such reserves, gold sales at Pajingo are expected to gradually decline each year as the project approaches the end of its life to approximately 250,000 ounces, 210,000 ounces, 185,000 ounces and 135,000 ounces in 2004, 2005, 2006 and 2007, respectively.

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

The Zarafshan-Newmont Joint Venture, in the Central Asian Republic of Uzbekistan, is a 50/50 joint venture between Newmont and two Uzbekistan government entities, the State Committee for Geology and Mineral Resources (the “State Committee”) and Navoi Mining and Metallurgical Combinat (“Navoi”). Gold sales in 2002 totaled 511,600 ounces (255,800 equity ounces) compared to 444,000 ounces (222,000 equity ounces) in 2001 and 502,800 ounces (251,400 equity ounces) in 2000. Gold sales increased in 2002 due to higher grade ore placed on the leach pads. Total cash costs of $134 per ounce in 2002 were consistent with the $136 per ounce in 2001. Total cash costs increased in 2001 from $129 per ounce in 2000. Zarafshan-Newmont is expected to sell approximately 210,000 equity ounces in 2003 at cash costs per ounce of $152. Based on proven and probable reserves reflected in current mine plans without considering any future additions to such reserves, gold sales at Zarafshan-Newmont are expected to vary between 135,000 and 180,000 equity ounces per year during the four years after 2003. Declining future sales compared to 2003 are expected to occur primarily due to lower-grade ore expected to be placed on the leach pads during those periods.

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

Equity sales at the Martha mine in New Zealand were 107,800 ounces in 2002 with total cash costs of $156 per equity ounce. Newmont acquired Martha as part of the Normandy acquisition. The mine is a joint venture between Newmont (67% ownership) and Otter Mines (33% ownership). Newmont NFM, owned 85.9% by Newmont, in turn owns over 90% of Otter Mines. Through separate transactions, Newmont is currently in the process of acquiring the minority interests of both Newmont NFM and Otter Mines, to give it 100% ownership in Martha (see Production Properties at page 22). We anticipate Martha will sell approximately 100,000 equity ounces of gold in 2003 at total cash costs of $188 per ounce.

The wholly-owned Ovacik mine near the Aegean Sea in western Turkey (acquired as part of the Normandy acquisition on February 15, 2002) sold 125,700 equity ounces of gold at total cash costs of $122 per ounce. Newmont expects Ovacik to sell approximately 130,000 equity ounces of gold at total cash costs of $165 per ounce in 2003. The increase in expected total cash costs per ounce in 2003 at Ovacik is primarily attributable to an increased proportion of higher-cost underground mining compared to 2002. Based on proven and probable reserves reflected in current mine plans without considering any future additions to such reserves, gold sales at Ovacik are expected to decline to approximately 95,000 ounces in 2006 as the operation approaches the end of its mine life. The Ovacik mine in Turkey has a long history of legal challenges to the operation of the mine and, in particular, its use of cyanide in gold production. For additional information, see Note 25 to the Consolidated Financial Statements. As a result of these legal challenges, the Turkish courts or the European Court of Human Rights might grant relief that could require the closure of the mine or the interruption of mining activities. Any such closure or interruption would adversely impact the operations of the Ovacik mine, and could result in the impairment of the carrying value of the assets associated with the Ovacik mine. The total assets and proven and probable reserves of the Ovacik mine at December 31, 2002 were approximately $56 million and 340,000 ounces, respectively, and the total revenue generated by the Ovacik mine during 2002 was approximately $40 million.

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

The wholly-owned Golden Grove copper/zinc operation in Western Australia, which was acquired as part of the Normandy acquisition, sold 45.7 million pounds of copper and 148.0 million pounds of zinc in 2002 at total cash costs of $0.56 and $0.18 per pound, respectively. Included in total cash costs for 2002 were approximately $16 million of gold, silver and lead by-product credits. As Golden Grove has a poly-metallic ore body, such by-product credits are expected to continue in the future and to vary from period-to-period based on the portions of the ore body being extracted at the time.

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

Merchant Banking

Newmont’s Merchant Banking Segment is focused on managing the Company’s portfolio of operating, property and equity interests. In addition, Merchant Banking manages the Company’s royalty business. During most of 2002, the Merchant Banking Segment was focused on asset rationalization and disposals of non-core assets as part of the process of integrating Normandy and Franco-Nevada after the acquisitions of those companies in February of 2002. Various exploration or small operating properties were disposed of, for which in many cases, Newmont retained a royalty interest. These asset disposals did not generate significant gains or losses as the majority of the properties were valued at fair value as part of the purchase accounting for the acquisitions of Normandy and Franco-Nevada.

Through the efforts of the Merchant Banking Segment, Newmont had entered into contracts to participate in the combination of Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. as of December 31, 2002. On January 31, 2003, the three companies were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Newmont recorded a pre-tax gain on the exchange of its shares in Echo Bay of approximately $90 million. Merchant Banking will continue to evaluate and consider future transactions to enhance the value of Newmont’s portfolio of operating, property and equity interests as opportunities arise.

Newmont’s Merchant Banking Segment holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind (generally in the form of gold bullion) at the option of Newmont. Newmont earned royalty revenue in 2002 of $35.7 million ($14.3 million of which was received in kind), and expects to earn approximately $38 million to $42 million in 2003.

Exploration

Exploration and research expenditures were $88.9 million, $55.5 million and $77.4 million for the three years ended December 31, 2002, 2001 and 2000, respectively, of which $71.3 million, $44.0 million and $59.4 million, respectively, related to the activities of the Exploration Segment, with the balance in each year primarily relating to research activities and other activities not managed by Newmont’s Exploration Segment. Newmont reports exploration expenditures relating to existing operating segments as part of the expenses of those segments in its segment reporting (see Note 24 to the Consolidated Financial Statements, Segment and Related Information) even though the corresponding exploration activities are managed by the Company’s Exploration Segment. Newmont believes this presentation is more useful to users of its financial statements as the existing operating segments will ultimately benefit from those activities if the Exploration Segment discovers new mineralization and turns it over to the sites’ management for conversion to proven and probable reserves. Exploration expenditures related to activities at locations other than existing operating mine sites are reported within the Exploration Segment itself.

Exploration activities in 2002 increased as a result of the integration of the Normandy and Franco-Nevada exploration programs and from the increase in available capital to fund exploration activities due to higher prevailing gold prices in 2002. The decrease in 2001 exploration expenditures reflected planned reductions as a result of lower gold prices and an increased focus on exploration activities at or around existing operations. During 2002, Newmont replaced approximately 9.3 million gold ounces of depletion with internally generated additions to proven and probable reserves, of which 95% were attributable to the Exploration Segment. Significant additions attributable to the Exploration Segment included, among others, the Akyem project in Ghana, the West Side at Jundee in Australia, open pit ounces at Carlin in Nevada, including the Emigrant deposit, new underground mineralization at Deep Post and other underground projects in Nevada, Corimayo at Minera Yanacocha, Korichaca at Kori Kollo in Bolivia and Batu Hijau in Indonesia. During 2001 and 2000, Newmont added approximately 100 thousand ounces and 5.6 million ounces, respectively, to proven and probable reserves, compared to depletion of 6.8 million and 5.5 million ounces, respectively. While there were not significant reserve additions during 2001, Newmont did perform substantial exploration to identify NRM, primarily at Emigrant, Corimayo and the Genesis deposit at Carlin North, which eventually resulted in substantial reserve additions in 2002. Significant exploration successes in 2000 included a new layback at the Lone Tree Complex in Nevada, new mineralization at Carlin East and Deep Post in Nevada and new mineralization in the Carachugo and La Quinua deposits at Minera Yanacocha. Newmont anticipates it will spend approximately $85 million relating to the activities of the Exploration Segment in 2003 and has established the replacement of depletion with additions to proven and probable reserves as the Exploration Segment’s objective for the year.

Foreign Currency Exchange Rates

In addition to its operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia, Turkey and other foreign locations. The Company’s foreign operations sell their metal production based on a U.S. dollar gold price.

Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Such fluctuations do not have a material impact on the Company’s revenue since gold is sold throughout the world principally in U.S. dollars. Approximately 46%, 23% and 20% of Newmont’s total cash costs were paid in local currency in 2002, 2001 and 2000, respectively. The percentage of total cash costs paid in foreign currencies increased in 2002 due to the acquisition of Normandy. The Company’s total cash costs are most impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian gold operations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future. In the event that a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the Company believes that profitability and cash flows in the applicable foreign country would be reduced. The following chart demonstrates the impacts of variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign operations during each of years in the three-year period ended December 31, 2002.

Year ended December 31, 2002:

Operation	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars
North America:
La Herradura	(4)%	$(57)	$(1)
Golden Giant	(1)%	$(712)	$(3)
Holloway	(1)%	$(237)	$(2)
South America:
Minera Yanacocha	— %	$(160)	$—
Kori Kollo	(8)%	$(538)	$(2)
Australia(1):
Pajingo	5%	$1,122	$8
Kalgoorlie	5%	$3,398	$10
Yandal	5%	$5,200	$9
Tanami	5%	$4,249	$8
Other International:
Zarafshan-Newmont Joint Venture	(71)%	$(14,231)	$(56)
Minahasa	6%	$226	$1
Martha	5%	$881	$8
Ovacik	(24)%	$(3,602)	$(29)

(1)	Includes impact from February 15, 2002, the date of the acquisition of Normandy, through December 31, 2002.

Year ended December 31, 2001:

Operation	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars
North America:
La Herradura	1%	$19	$—
Golden Giant	(4)%	$(2,079)	$(7)
Holloway	(4)%	$(765)	$(9)
South America:
Minera Yanacocha	1%	$(349)	$—
Kori Kollo	(8)%	$(610)	$(2)
Other International:
Zarafshan-Newmont Joint Venture	(28)%	$(4,853)	$(22)
Minahasa	(23)%	$(1,049)	$(3)

Year ended December 31, 2000:

Operation	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars
North America:
La Herradura	1%	$11	$—
Golden Giant	—	$—	$—
Holloway	—	$—	$—
South America:
Minera Yanacocha	(3)%	$(1,611)	$(1)
Kori Kollo	(6)%	$(456)	$(1)
Other International:
Zarafshan-Newmont Joint Venture	(81)%	$(19,701)	$(89)
Minahasa	(5)%	$(254)	$(1)

The following chart demonstrates the estimated sensitivity of projected total cash costs and cash costs per ounce to variations of the local currency exchange rates in relation to the U.S. dollar in 2003 assuming a 5% appreciation or devaluation of the local currency in relation to the U.S. dollar:

Operation	Foreign Currency	+/— change in total cash costs in U.S. dollars (000)	+/— change in total cash costs per ounce in U.S. dollars
North America:
La Herradura	Mexican Pesos	$178	$2
Golden Giant	Canadian Dollars	$1,247	$6
Holloway	Canadian Dollars	$476	$6
South America:
Minera Yanacocha	Nuevos Soles	$3,396	$1
Kori Kollo	Brazilian Reales	$277	$2
Australia:
Pajingo	Australian Dollars	$1,648	$5
Kalgoorlie	Australian Dollars	$4,631	$13
Yandal	Australian Dollars	$6,339	$10
Tanami	Australian Dollars	$6,100	$10
Other International:
Zarafshan-Newmont Joint Venture	Soums	$1,150	$6
Minahasa	Indonesian Rupiahs	$157	$1
Martha	Australian Dollars	$1,505	$14
Ovacik	Turkish Liras	$1,086	$8

In addition, the Company’s Equity income (loss) of affiliates varied due to increases or decreases in costs from changes in the local currency exchange rates in relation to the U.S. dollar at the Batu Hijau copper mine in Indonesia as follows for each of the three years ended December 31, 2002:

Year	Foreign Currency	Percentage change in average local currency exchange rate; appreciation (devaluation)	Additional income included in equity income (loss) in affiliates, net (000)
2002	Indonesian Rupiah	6%	$(1,324)
2001	Indonesian Rupiah	(23)%	$5,146
2000	Indonesian Rupiah	(5)%	$1,564

The Company estimates that a 5% appreciation (devaluation) of the local currency exchange rate in relation to the U.S. dollar at Batu Hijau would decrease (increase) the Company’s projected Equity income (loss) of affiliates by approximately $1.4 million during 2003.

The Company does not believe that foreign currency exchange rates in relation to the U.S. dollar have had a material impact on its determination of proven and probable reserves in the past. However, in the event that a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the Company believes that the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves would primarily result in reduced gold sales and increased depreciation, depletion and amortization calculated using the units-of-production method and, depending on the level of reduction, could also result in impairments of property, plant and mine development, mineral interests and other intangible assets and/or goodwill.

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

Royalties of $35.7 million ($14.3 million of which were received in kind) were recorded during 2002 and were related primarily to the acquisition of Franco-Nevada in February 2002. Royalty revenue pertained primarily to the Goldstrike and Stillwater properties. $11.4 million of royalties pertained to oil and gas interests in 2002.

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

Costs applicable to sales—gold, which includes total cash costs, provisions for estimated final reclamation expenses related to consolidated gold production and write-downs of stockpiles, ore on leach pads and inventories, increased to $1.58 billion in 2002 from $1.12 billion and $1.10 billion in 2001 and 2000, respectively. The increase in costs in 2002 primarily related to incremental impact of the mining operations acquired from Normandy, as well as an increase in the average total cash costs per ounce in 2002 to $189 per ounce from $184 and $170 per ounce in 2001 and 2000, respectively. Total cash costs per ounce increased in 2002 primarily at Nevada and Yanacocha, which together accounted for 51% of equity gold sales in 2002. The increase in total cash costs per ounce in 2001 compared to 2000 is also primarily attributable to Nevada and Yanacocha, which represented 67% of equity gold sales in 2001. The details of the write-downs of stockpiles, ore on leach pads and inventories that were included in Costs applicable to sales-gold are described in the following paragraphs.

In 2002, the Company recorded aggregate write-downs of $44.4 million to reduce the carrying value of stockpiles, ore on leach pads and inventories to net realizable value. The write-downs related to Nevada ($37.0 million), Minahasa ($4.6 million), Wiluna ($1.6 million) and other operations ($1.2 million). In Nevada, stockpiles were reduced by $32 million as a result of both net realizable value analysis and a comprehensive physical survey of all stockpiles, while ore on leach pads and mill in-process and finished goods inventories were reduced by $2.9 million, $1.7 million and $0.4 million, respectively. At the Minahasa mine, the materials and supplies and finished goods inventories and ore on leach pad, were reduced by $2.4 million, $2.0 million and $0.2 million, respectively. Stockpiles were reduced $1.1 million and mill in-process inventory was reduced by $0.5 million at the Wiluna mine. Reductions of materials and supplies inventories and other inventories at other operations totaled $0.5 million and $0.7 million, respectively.

In 2001, the Company recorded aggregate write-downs of $25.1 million to reduce the carrying value of stockpiles, ore on leach pads and inventories to net realizable value. Total write-downs related to Nevada ($16.2 million), Yanacocha ore on leach pads ($4.1 million), Minahasa ($4.0 million), and other operations ($0.8 million). The Nevada write-down reduced stockpiles, ore on leach pads, in-process and precious metals inventories by $6.7 million, $3.5 million, $5.5 million, and $0.5 million, respectively. The Minahasa write-down reduced stockpiles, materials and supplies inventory, and ore on leach pad by $1.8 million, $1.3 million and $0.9 million, respectively.

In 2000, the Company recorded aggregate write-downs of $32.1 million to reduce stockpiles, ore on leach pads and inventories to net realizable value. The reductions related to Nevada ($13.6 million), the ore on leach pad at Mesquite ($9.7 million), Kori Kollo ($5.0 million), and Minahasa ($3.8 million). Stockpiles and mill in-process inventories were reduced $9.7 million and $3.9 million at Nevada, respectively. The Kori Kollo write-down reduced materials and supplies inventory by $5.0 million, and in-process inventories and ore on leach pad at Minahasa were reduced by $3.1 million and $0.7 million, respectively.

For a discussion of the Company’s accounting policies with respect to stockpiles, ore on leach pads and inventories, see Critical Accounting Policies above.

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

Details of deferred stripping with respect to the Company’s open pit mines where deferred stripping concept is applied are as follows (unaudited):

	Nevada(3)			Mesquite(4)
	2002	2001	2000	2002	2001	2000
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	125.1	138.4	145.1	n/a	237.6	120.7
– Average ore grade (ounces of gold per ton)	0.073	0.066	0.066	n/a	0.023	0.018
Actuals for Year
– Stripping ratio (2)	72.2	88.9	106.6	n/a	155.5	180.4
– Average ore grade (ounces of gold per ton)	0.081	0.060	0.060	n/a	0.031	0.016
Remaining Mine Life (years)	9	9	10	n/a	—	1

	La Herradura(5)			Minahasa(6)
	2002	2001	2000	2002	2001	2000
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio (1)	141.3	177.0	144.4	n/a	14.5	19.8
– Average ore grade (ounces of gold per ton)	0.031	0.035	0.032	n/a	0.172	0.195
Actuals for Year
– Stripping ratio (2)	158.5	200.0	228.4	n/a	15.9	16.4
– Average ore grade (ounces of gold per ton)	0.026	0.025	0.024	n/a	0.131	0.205
Remaining Mine Life (years)	6	6	7	n/a	—	1

	2002
	Tanami(7)	Kalgoorlie(7)	Martha(8)	Ovacik(8)
Life-of-mine Assumptions Used as Basis For
– Stripping ratio (1)	61.9	95.0	28.8	26.3
– Average ore grade (ounces of gold per ton)	0.113	0.065	0.093	0.356

Actuals for Year
– Stripping ratio (2)	78.4	101.0	33.2	29.1
– Average ore grade (ounces of gold per ton)	0.107	0.052	0.100	0.358

Remaining Mine Life (years)	6	14	4	2

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The life-of-mine stripping ratio decreased during 2002 and 2001 from 2000 reflecting the deferral of open pit projects in response to lower gold prices. The actual stripping ratio during 2002 and 2001 decreased from 2000 due to mining higher grade ore zones in the Twin Creeks pit.
(4)	The life-of-mine stripping ratio increased in 2001 versus 2000 reflecting significant changes to the mine plan in the final year of operations. The actual stripping ratio was lower during 2001 in comparison to 2000 as a result of mining higher grade material. Mesquite is included in the Company’s Other North America operating segment.
(5)	The life-of-mine stripping ratios decreased during 2002 from 2001 reflecting an increase in reserve ounces and increased during 2001 from 2000 reflecting an increase in reserves, which resulted in a change in the pit design. The actual stripping ratio decreased in 2002 from 2001 due to waste removal in 2001 in preparation for 2002 mining activities. La Herradura is included in the Company’s Other North America operating segment.
(6)	The actual and life-of-mine stripping ratios decreased during 2001 from 2000 reflecting higher grade ore zones at the bottom of the Mesel pit as mining concluded in the fourth quarter of 2001. Minahasa is included in the Company’s Other International operating segment.
(7)	Tanami and Kalgoorlie are included in the Company’s Other Australia operating segment.
(8)	Martha and Ovacik are included in the Company’s Other International operating segment.

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

Exploration and research expenses in 2002 were $88.9 million in 2002, an increase of 60% from $55.5 million in 2001. Expenditures in 2001 decreased from $77.4 million in 2000. Exploration activities in 2002 increased as a result of the integration of the Normandy and Franco-Nevada exploration programs and from the increase in available capital to fund exploration activities due to higher prevailing gold prices in 2002. The 2002 exploration program added approximately 9.4 million equity ounces to proven and probable reserves replacing depletion in 2002. The decrease in 2001 exploration expenditures reflected planned reductions as a result of lower gold prices and an increased focus on exploration activities at or around existing operations. Exploration and research expenditures are expected to be approximately $95 million to $100 million in 2003.

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

Write-down of long-lived assets totaled $3.7 million, $32.7 million and $43.8 million in 2002, 2001 and 2000, respectively. Details of such write-downs are described in the following paragraphs.

In 2002, the Company reduced the carrying value of certain long-lived assets by $3.7 million. The reductions related to Australian exploration stage mineral interests ($2.4 million), and fixed assets at Kori Kollo ($0.5 million) and Ity ($0.8 million). The Ity mine was sold in the first quarter of 2002, with the future estimated royalty payments recorded as a receivable at fair value. In the fourth quarter of 2002, the Company determined that future royalty payments were uncertain due to political unrest in the region of Africa where the Ity mine is located and a loss of $0.8 million was recorded.

In 2001, the Company reduced the carrying value of certain long-lived assets by $32.7 million. These write-downs related to fixed assets and reclamation costs at Minahasa ($15.8 million); fixed assets at Nevada ($7.0 million) and Kori Kollo ($4.8 million); fixed assets at San Luis ($2.0 million); and other assets at Yanacocha ($0.8 million) and other operations ($2.3 million).

In 2000, total write-downs of $43.8 were recorded on long-lived assets. The reductions related to fixed assets at Holloway ($30.8 million), Kori Kollo ($0.7 million), the Battle Mountain Complex ($0.7 million), Mesquite ($5.1 million), and the acquisition cost of Mezcala ($6.5 million). The Mesquite write-down reduced fixed assets by $3.7 million and deferred stripping by $1.4 million.

For a discussion of the Company’s policy for assessing the carrying value of its long-lived assets for impairment, see Critical Accounting Policies above.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 impacts accounting for variable interest entities created after January 31, 2003, and requires expanded disclosure of variable interest entities for financial statements issued after  January 31, 2003. The Company is currently evaluating the impact on its financial position or results of operations.

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

Newmont’s contractual obligations at December 31, 2002 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in millions)
Long-term debt	$1,499.3	$78.6	$624.5	$117.5	$678.7
Capital lease obligations	317.3	36.7	61.5	72.1	147.0
Operating leases	25.9	3.8	6.8	5.9	9.4
Minimum royalty payments	82.9	22.5	31.2	22.9	6.3

Total	$1,925.4	$141.6	$724.0	$218.4	$841.4

For information on the Company’s long-term debt, capital lease obligations and operating leases, see Notes 11 and 26 to the Consolidated Financial Statements. Newmont believes it will be able to fund all existing obligations from Net cash provided by operating activities. Subject to any significant adverse changes in the Company’s long-term view of gold prices, the Company has both the ability and intent to fund, from Net cash provided by operating activities, the exploration expenditures and Merchant Banking investments that were assumed in the valuations performed to allocate goodwill to the Exploration and Merchant Banking segments as part of the purchase accounting for the acquisitions of Normandy and Franco-Nevada and to perform impairment testing of such goodwill at December 31, 2002 (see Critical Accounting Policies). The Company believes it will be able to raise capital as needed in capital markets in the future as opportunities for expansion arise.

Newmont’s cash flows are expected to be impacted by variations in the spot price of gold and other metals and by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian dollar. For information concerning the sensitivity of the Company’s cash costs to changes in foreign currency exchange rates, see Results of Operations—Foreign Currency Exchange Rates above.

Newmont’s cash flows are also expected to be impacted by its gold derivative contracts. For gold ounces sold into gold forward sales contracts and other similar instruments (“committed contracts”), the Company realizes the contract price fixed in each contract. If the spot price at the time of the sale exceeds the related contract price, Newmont does not receive the excess of the spot price over the strike price relative to the ounces sold into that contract. If the spot price at the time of the sale is below the contract price, Newmont realizes an above-market price on the ounces sold into that contract based on the contract price. Gold put option contracts and other similar instruments (“uncommitted contracts”) have the effect of establishing a floorprice the Company will receive for gold ounces sold into each contract. If the spot price at the time of the sale exceeds the strike price of the contract, then Newmont realizes the spot price less any gold financing charges associated with such gold put option contracts. If the spot price at the time of the sale is less than the strike price, then Newmont realizes the strike price. Assuming the contracts remain outstanding in the future, committed contracts have the effect of locking in the price Newmont will realize on the sale of the ounces associated with each contract, and uncommitted contracts have the effect of establishing a minimum price Newmont will realize for the sale of the ounces associated with each contract.

The Company is currently projecting that the average gold price in 2003 will be equal to the $340 per ounce spot price and the average exchange rate for the Australian dollar will be equal to $0.59 per U.S. dollar at December 31, 2002. Based on this assumed gold price and assumed Australian dollar exchange rate, Newmont estimates that the impact of its gold derivative contracts will be a reduction of the net cash proceeds from the sale of gold of approximately $31.4 million in 2003 compared to the proceeds the Company would have received if the relevant gold had been sold into the spot market. Approximately 15% of estimated production in 2003 is subject to committed contracts and approximately 5% is subject to uncommitted contracts. The reduction of proceeds from the sale of gold in each of the years 2004 through 2011, when all currently outstanding gold derivative contracts will have matured, is not expected to exceed the amount estimated for 2003 based on an assumed gold price of $320 per ounce, a price that is consistent with management’s long-term view of gold prices. In addition, no assurance can be given that the gold derivative contracts will remain outstanding in the future as Newmont may opportunistically close out certain contracts if favorable market conditions exist. At December 31, 2002, Newmont also was contractually obligated to pay approximately $20 million in 2003 related to the ineffective portion of its gold derivative portfolio. Payments for these items in the years 2004 and thereafter are not expected to exceed the amount in 2003 based on an assumed gold price of $320 per ounce.

The Company’s cash flows could also be impacted by certain gold derivative contracts that are subject to rights to terminate (see Item 7A, Quantitative and Qualitative Disclosures About Market Risk).

Based on Newmont’s production profile for the next five years and proven and probable reserves at December 31, 2002, without considering future additions to such reserves, Newmont expects that total gold equity ounces sold in each of the next five years will be not less than 85% of expected gold sale ounces in 2003. Assuming a constant price for gold over that period, Newmont does not expect Net cash provided by operating activities to be impacted by its production profile by more than 15% over the next five years. The Company does not anticipate that reasonably expected variations in gold production alone will influence its ability to pay its debt and other obligations over that period. For information on the sensitivity of Newmont’s Net cash provided by operating activities to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

NAL and certain of its wholly-owned subsidiaries are also guarantors of an A$71 million (approximately $40 million) amortizing loan facility of AMC’s subsidiary, QMC Finance Pty Ltd. (“QMC”), of which A$69.8 million (approximately $39 million) was outstanding as of December 31, 2002. The QMC loan facility expires in November 2006.

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

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2002 and 2001, $268.2 million and $130.0 million, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties. On January 1, 2003, the Company adopted SFAS 143, “Asset Retirements Obligations” (see Recent Accounting Pronouncements on page 82).

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

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Forward-Looking Statements in Item 1, Business, commencing on page 10.

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

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect Newmont’s profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to its operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia, Turkey and other foreign locations. The Company’s foreign operations sell their metal production based on a U.S. dollar gold price. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Since the Company’s February 15, 2002 acquisition of Normandy, the Australian dollar/U.S. dollar exchange rate has had the greatest impact on the Company’s total cash costs, as measured in U.S. dollars. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian gold operations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars for such locations. No assurance can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future, or that short-term changes in the Australian dollar/U.S. dollar exchange rate will not have an impact on the Company’s profitability and cash flow. Newmont does not believe that foreign currency exchange rates in relation to the U.S. dollar have had a material impact on its determination of proven and probable reserves in the past. However, in the event that a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the Company believes that profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. For information concerning the sensitivity of the Company’s cash costs to changes in foreign currency exchange rates, see Item 7, Managements’ Discussion and Analysis of Consolidated Results of Operations and Financial Condition—Results of Operations—Foreign Currency Exchange Rates,” above.

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

Pension and Other Benefit Plans

Pension and other benefit plan costs can be impacted by actual results that differ from assumptions selected. These differences are reflected in financial results over future periods. Actual returns (losses) on pension assets were $(11.1), $0.9 and $(1.6) million in 2002, 2001 and 2000, respectively, compared to expected returns of $14.4, $15.5 and $16.7 million for the same periods. If the difference between expected returns and actual results falls outside certain limits, the difference will be amortized into future earnings on a straight-line basis over the average remaining working life of the participants (currently 12 years). Future amortization resulting from lower actual returns averages $0.8 million (after tax) per annum for the next several years. The following table provides details of the pension plans asset mix at December 31, 2002:

Asset Class	Actual Mix	Target Mix	Expected Rate Of Return	Standard Deviation or Volatility
U.S. Equity investments	44%	45%	9.5%	17.9%
International equity investments	20%	20%	10.7%	21.1%
Fixed income investments	34%	35%	6.6%	7.0%
Cash and cash equivalents	2%		4.3%	2.8%

			8.1%	14.9%

The Plan’s Trustees evaluate the level of volatility within the total Trust and each of its component investments making appropriate inquiries to the plans’ investment advisors when prudent. Contributions to the pension plans were $12.3, $11.3 and $3.8 million in 2002, 2001 and 2000, respectively. Funding in 2003 is expected to be approximately $21.0 million.

If the 8% rate of return on plan assets would have been used instead of the 9.25% estimated at January 1, 2002, pension expense would have increased by $2.0 million in 2002.

A 0.25% reduction in the discount rate assumption (to 6.5%) would have increased pension expense by $1.0 million and other benefits expense $0.5 million for 2002 had such a rate been determined as the appropriate rate to use. Such a change would have no impact on future pension funding requirements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information concerning this item begins on page 100.

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

/S/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
March 26, 2003

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share)
Sales and other income
Sales—gold	$2,566,833	$1,666,108	$1,819,005
Sales—base metals, net	55,321	—	—
Royalties	35,718	598	619
Gain (loss) on marketable securities of Lihir	47,298	—	(23,863)
Dividends, interest, foreign currency exchange and other income	39,837	7,387	9,662

	2,745,007	1,674,093	1,805,423

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	1,580,347	1,117,930	1,097,970
Base metals	36,040	—	—
Depreciation, depletion and amortization	505,598	301,563	320,697
Exploration and research	88,886	55,528	77,377
General and administrative	115,252	61,153	63,657
Interest, net of capitalized interest of $5,226, $10,633 and $5,534, respectively	129,565	98,080	106,120
Expenses for acquisition settlement	—	—	42,181
Write-down of long-lived assets	3,652	32,711	43,796
Merger and restructuring	—	60,510	6,897
Other	29,536	11,466	34,606

	2,488,876	1,738,941	1,793,301
Operating income (loss)	256,131	(64,848)	12,122
(Loss) gain on derivative instruments	(39,805)	1,797	26,796

Pre-tax income (loss) before minority interest, equity income (loss) of affiliates and cumulative effect of a change in accounting principle	216,326	(63,051)	38,918
Income tax (expense) benefit	(19,900)	59,268	(5,554)
Minority interest in income of subsidiaries	(97,442)	(65,374)	(92,814)
Equity income (loss) of affiliates	51,376	22,513	(17,690)

Net income (loss) before cumulative effect of a change in accounting principle	150,360	(46,644)	(77,140)
Cumulative effect of a change in accounting principle, net of tax of $4,147 and $5,833 in 2002 and 2000, respectively	7,701	—	(12,572)

Net income (loss)	158,061	(46,644)	(89,712)
Preferred stock dividends	(3,738)	(7,475)	(7,475)

Net income (loss) applicable to common shares	$154,323	$(54,119)	$(97,187)

Net income (loss)	$158,061	$(46,644)	$(89,712)
Other comprehensive (loss) income, net of tax	(54,578)	16,340	(526)

Comprehensive income (loss)	$103,483	$(30,304)	$(90,238)

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic	$0.40	$(0.28)	$(0.45)
Cumulative effect of a change in accounting principle per common share, basic	0.02	—	(0.06)

Net income (loss) per common share, basic	$0.42	$(0.28)	$(0.51)

Net income (loss) before cumulative effect of a change in accounting principle per common share, diluted	$0.39	$(0.28)	$(0.45)
Cumulative effect of a change in accounting principle per common share, diluted	0.02	—	(0.06)

Net income (loss) per common share, diluted	$0.41	$(0.28)	$(0.51)

Basic weighted average common shares outstanding	370,940	195,059	192,218

Diluted weighted average common shares outstanding	372,975	195,059	192,218

The accompanying notes are an integral part of these statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2002	2001
	(in thousands, except shares and per share)
ASSETS
Cash and cash equivalents	$401,683	$149,431
Short-term investments	13,188	8,185
Accounts receivable	44,510	19,088
Inventories	169,324	135,957
Stockpiles and ore on leach pads	328,993	316,157
Prepaid taxes	28,335	29,229
Marketable securities of Lihir	—	66,918
Derivative instruments	4,575	—
Deferred stripping costs	32,085	71,486
Deferred income tax assets	51,451	7,792
Other current assets	39,112	42,780

Current assets	1,113,256	847,023
Property, plant and mine development, net	2,317,880	1,930,249
Mineral interests and other intangible assets, net	1,415,348	176,998
Investments	1,133,352	543,324
Deferred stripping costs	23,302	20,145
Long-term stockpiles and ore on leach pads	199,761	117,692
Derivative instruments	3,022	—
Deferred income tax assets	761,428	403,447
Other long-term assets	162,593	102,810
Goodwill	3,024,576	—

Total assets	$10,154,518	$4,141,688

LIABILITIES
Current portion of long-term debt	$115,322	$192,151
Accounts payable	105,277	80,884
Deferred income tax liabilities	28,469	32,919
Derivative instruments	74,999	—
Other accrued liabilities	369,396	214,065

Current liabilities	693,463	520,019
Long-term debt	1,701,282	1,234,718
Reclamation and remediation liabilities	302,648	176,934
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	388,659	—
Deferred income tax liabilities	656,452	140,800
Employee related benefits	219,991	159,542
Other long-term liabilities	364,376	93,220

Total liabilities	4,380,712	2,379,074

Commitments and contingencies (See Notes 11, 12, 25 and 26)
Minority interest in affiliates	354,558	262,848

STOCKHOLDERS’ EQUITY
Convertible preferred stock—$5.00 par value; 2.3 million authorized and 2.3 million authorized and issued, respectively	—	11,500
Common stock—$1.60 par value;
Authorized—750 million and 250 million shares, respectively Issued and outstanding—
Common: 353.2 million and 196.3 million shares issued, less 9 thousand and 150 thousand treasury shares, respectively	565,019	313,881
Exchangeable: 55.9 million and 0.0 million shares, less 7.1 million and 0.0 million redeemed shares, respectively, zero par value
Additional paid-in capital	5,038,468	1,458,369
Accumulated other comprehensive loss	(64,026)	(9,448)
Retained deficit	(120,213)	(274,536)

Total stockholders’ equity	5,419,248	1,499,766

Total liabilities and stockholders’ equity	$10,154,518	$4,141,688

The accompanying notes are an integral part of these statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Amount	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)
		Shares	Amount
	(in thousands)
Balance at December 31, 1999	$11,500	191,541	$306,464	$1,436,366	$(25,262)	$(123,230)
Shares issued under retirement savings plans	—	408	825	9,547	—	—
Shares issued under stock compensation plans	—	216	193	2,195	—	—
Shares exchanged	—	263	420	(420)	—	—
Shares issued for acquisition settlement	—	2,628	4,205	35,795	—	—
Net loss	—	—	—	—	—	(89,712)
Common stock dividends	—	—	—	(20,165)	—	—
Preferred stock dividends	—	—	—	—	—	(7,475)
Foreign currency translation adjustments	—	—	—	—	(1,792)	—
Minimum pension liability adjustments	—	—	—	—	1,266	—

Balance at December 31, 2000	11,500	195,056	312,107	1,463,318	(25,788)	(220,417)
Shares issued under retirement savings plans	—	401	640	6,918	—	—
Shares issued under stock compensation plans	—	708	1,134	11,630	—	—
Net loss	—	—	—	—	—	(46,644)
Common stock dividends	—	—	—	(23,497)	—	—
Preferred stock dividends	—	—	—	—	—	(7,475)
Unrealized gain on marketable equity securities	—	—	—	—	18,290	—
Foreign currency translation adjustments	—	—	—	—	(3,241)	—
Minimum pension liability adjustments	—	—	—	—	453	—
Cumulative effect of change in accounting method for derivative instruments	—	—	—	—	1,703	—
Changes in fair value of cash flow hedge instruments	—	—	—	—	(865)	—

Balance at December 31, 2001	11,500	196,165	313,881	1,458,369	(9,448)	(274,536)
Redemption of convertible preferred stock	(11,500)	4,413	7,060	6,306	—	—
Shares issued under retirement savings plans	—	291	465	7,132	—	—
Shares issued under stock compensation plans	—	4,117	6,522	64,032	—	—
Common shares issued for acquisitions	—	141,166	225,867	2,456,630	—	—
Exchangeable shares issued for acquisitions	—	55,874	—	1,061,730	—	—
Options and warrants assumed for acquisitions	—	—	—	43,606	—	—
Shares issued in exchange for exchangeable shares	—	—	11,224	(11,224)	—	—
Net income	—	—	—	—	—	158,061
Common stock dividends	—	—	—	(48,113)	—	—
Preferred stock dividends	—	—	—	—	—	(3,738)
Unrealized gain (loss) on marketable equity securities	—	—	—	—	(12,824)	—
Foreign currency translation adjustments	—	—	—	—	3,622	—
Minimum pension liability adjustments	—	—	—	—	(28,655)	—
Changes in fair value of cash flow hedge instruments	—	—	—	—	(16,721)	—

Balance at December 31, 2002	$—	402,026	$565,019	$5,038,468	$(64,026)	$(120,213)

The accompanying notes are an integral part of these statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Operating Activities
Net income (loss)	$158,061	$(46,644)	$(89,712)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	505,598	301,563	320,697
Amortization of deferred stripping costs, net	37,195	37,410	69,577
Deferred tax benefit	(100,291)	(91,487)	(64,886)
Foreign currency exchange loss	1,259	5,088	6,177
Minority interest, net of dividends	68,598	60,029	63,010
Undistributed (gains) losses of affiliated companies	(35,595)	(22,275)	17,690
(Gain) loss on marketable securities of Lihir	(47,298)	—	23,863
Stock issued for acquisition settlement	—	—	40,000
Write-down of long-lived assets	3,652	32,711	43,796
Write-down of stockpiles, ore on leach pads and inventories	44,439	25,105	32,117
Amortization of put option premiums	—	—	19,149
Cumulative effect of change in accounting principle, net	(7,701)	—	12,572
Noncash merger and restructuring expenses	—	14,667	—
Gain on asset sales and other	(6,780)	(5,402)	(3,015)
Unrealized (gain) loss on derivative instruments	37,342	(1,797)	(26,796)
Other operating adjustments	(648)	—	—
(Increase) decrease in operating assets:
Accounts receivable	24,867	5,278	(8,337)
Stockpiles, ore on leach pads and inventories	(9,546)	35,547	(21,249)
Other assets	52,383	16,128	(20,256)
Increase (decrease) in operating liabilities:
Accounts payable, deferred revenue and other accrued liabilities	(12,216)	(15,099)	57,013
Derivative instruments	(45,059)	—	—
Other liabilities	2,048	18,848	62,857

Net cash provided by operating activities	670,308	369,670	534,267

Investing Activities
Additions to property, plant and mine development	(300,057)	(389,964)	(387,437)
Proceeds from sale of short-term investments	404,447	—	—
Proceeds from sale of marketable securities of Lihir	84,002	—	—
Proceeds from sale of other investments and assets	11,654	—	—
Proceeds from settlement of cross currency swaps	50,816	—	—
Settlement of derivative instruments	(21,056)	—	—
Advances to joint ventures and affiliates	(24,750)	(209)	(78,827)
Cash consideration for Normandy shares	(461,717)
Cash received from acquisitions, net of transaction costs	371,417	—	(54,700)
Proceeds from asset sales and other	(2,646)	5,146	10,480

Net cash provided by (used in) investing activities	112,110	(385,027)	(510,484)

Financing Activities
Proceeds from short-term debt	—	—	10,000
Repayments of short-term debt	—	(10,000)	—
Proceeds from long-term debt	493,371	1,021,650	497,000
Repayments of long-term debt	(1,040,807)	(941,644)	(543,631)
Dividends paid on common and preferred stock	(49,982)	(30,972)	(27,640)
Decrease (increase) in restricted cash	—	40,000	(2,146)
Proceeds from stock issuances	67,346	7,516	2,113
Other	(3)	(1,464)	(1,078)

Net cash provided by (used in) financing activities	(530,075)	85,086	(65,382)

Effect of exchange rate changes on cash	(91)	2,144	(3,675)

Net change in cash and cash equivalents	252,252	71,873	(45,274)
Cash and cash equivalents at beginning of year	149,431	77,558	122,832

Cash and cash equivalents at end of year	$401,683	$149,431	$77,558

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

Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control, are accounted for by the equity method and are included in long-term assets. The Company periodically reviews its equity method investments to determine whether a decline in fair value below the carrying amount is other than temporary. In making this determination, the Company considers a number of factors related to the financial condition and prospects of the investee including (i) a decline in the stock price or valuation of the equity investee for an extended period of time, (ii) an inability to recover the carrying amount of the investment or inability of the equity investee to sustain an earnings capacity which would justify the carrying amount of the investment, and (iii) the period of time over which the Company intends to hold the investment. If the decline in fair value is deemed to be other than temporary, the carrying value is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment, based on future cash flows of the equity investee and other relevant factors. The Company’s assessment of the foregoing factors involves a high degree of judgment, and accordingly, actual results may differ materially from the Company’s estimates and judgments. The Company’s share of the Other comprehensive income (loss) of its equity method investees is included in the Company’s consolidated Other comprehensive income (loss). Additional information concerning the Company’s equity method investments is included in Note 9, Investments and Equity Income (Loss) of Affiliates.

Stockpiles, Ore on Leach Pads and Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. Stockpiles, ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on prevailing and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads and inventories resulting from net realizable value impairments are reported as a component of cost applicable to sales. The current portion of stockpiles, ore on leach pads and inventories is determined based on the expected amounts to be processed within the next twelve months. Stockpiles, ore on leach pads and inventories not expected to be processed within the next twelve months are classified as long-term. The major classifications are as follows:

Stockpiles

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons (via truck counts and/or in-pit surveys of the ore before stockpiling) added and removed from the stockpile, the number of contained ounces (based on assay data) and the recovery percentage (based on the process for which the ore is destined). Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockpile based on the current mining cost per ton and removed at the average cost per recoverable ounce of gold in the stockpile.

Ore on Leach Pads

The recovery of gold from certain oxide ores is best achieved through the heap leaching process. Under this method, ore is placed on leach pads where it is permeated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution, which is included in in-process inventory, is further processed in a process plant where the gold is recovered. For accounting purposes, costs are added to leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from the leach pad as ounces are recovered in circuit at the leach plant based on the average cost per recoverable ounce of gold on the leach pad.

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

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. At December 31, 2002, the weighted average cost per recoverable ounce of gold on leach pads was $135 per ounce. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a pad will not be known until the leaching process is concluded. Based on current mine plans, the Company expects to place the last ton of ore on its current leach pads at dates ranging from 2005 to 2015. Including the estimated time required for residual leaching, rinsing and reclamation activities, the Company expects that its leaching operations will terminate within approximately ten years following the date that the last ton of ore is placed on the leach pad.

The current portion of ore on leach pads is determined based on engineering estimates of the quantities of gold at the balance sheet date that are expected to be recovered during the next twelve months.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific mining operation, but include mill in-circuit, leach in-circuit, flotation and column cells, and carbon in-pulp inventories. In-process material is measured based on assays of the material fed to process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed to process attributable to the source material coming from the mines, stockpiles or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities, incurred to that point in the process.

Precious Metals Inventory

Precious metals inventories include gold doré and/or gold bullion. Precious metals that are received as in kind payments of royalties are valued at fair value on the date title is transferred to the Company. Precious metals

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

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

Mineral Interests and Other Intangible Assets

Mineral interests and other intangible assets include acquired mineral use rights and royalty interests in production, development and exploration stage properties. The amount capitalized related to a mineral or royalty interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination.

Mineral Interests

Intangible assets related to mineral interests represent mineral use rights for parcels of land not owned by the Company. The Company’s intangible assets represent mineral use rights related to production, development

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or exploration stage properties, and the value of such intangible assets is primarily driven by the nature and amount of mineral interests believed to be contained, or potentially contained, in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain (i) other mineralized material such as inferred material within pits; measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves; and inferred material in close proximity to proven and probable reserves; (ii) around-mine exploration potential such as inferred material not immediately adjacent to existing reserves and mineralization but located within the immediate mine infrastructure; (iii) other mine-related exploration potential that is not part of measured, indicated or inferred material and is comprised mainly of material outside of the immediate mine area; or (iv) greenfields exploration potential that is not associated with any other production, development or exploration stage property, as described above. The Company’s mineral use rights generally are enforceable regardless of whether proven and probable reserves have been established. In certain limited situations, the nature of a use right changes from an exploration right to a mining right upon the establishment of proven and probable reserves. The Company has the ability and intent to renew mineral use rights where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineral interests.

Royalty Interests

Newmont’s royalty interests are generally in the form of a net smelter return (“NSR”) royalty, which provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production from parcels of land not owned by the Company, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case, from a particular mining operation not owned by the Company. The majority of NSR royalty revenue and NPI revenue can be received in kind (generally in the form of gold bullion) at the option of Newmont. As detailed further in Note 8, Mineral Interests and Other Intangible Assets, the Company owns royalty interests in production, development and exploration stage properties.

Amortization

Intangible assets associated with production stage mineral and royalty interests are amortized over the life of mine using the UOP method in order to match the amortization with the expected underlying future cash flows. Intangible assets associated with development stage mineral and royalty interests are not amortized until such time as the underlying property is converted to the production stage. With respect to intangible assets associated with exploration stage mineral interests, (i) the excess of the carrying value over the residual value of intangible assets related to other mineralized material, around-mine exploration and other mine-related exploration potential is amortized on a straight-line basis over the period that the Company expects to convert, develop or further explore the underlying properties (which period is generally equal to the applicable life of mine), and (ii) the excess of the carrying value over the residual value of intangible assets related to greenfields exploration potential is amortized on a straight-line basis over the three- to five-year period in which Newmont expects to complete its exploration process. Intangible assets associated with exploration stage royalty interests are amortized on a straight-line basis over a ten-year life that is intended to represent the estimated weighted average period that the underlying properties will be converted, developed or further explored.

Residual values for exploration stage mineral interests represent the expected fair value of the interests at the time the Company plans to convert, develop, further explore or dispose of the interests. The residual values range from zero to 90% of the gross carrying value of the respective exploration stage mineral interests. Residual values are determined for each individual property based on the fair value of the exploration stage mineral interest, and the nature of, and the Company’s relative confidence in, the mineralized material believed to be

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contained, or potentially contained, in the underlying property. Such values are based on (i) discounted cash flow analyses for those properties characterized as other mineralized material and around-mine exploration potential, and (ii) recent transactions involving similar properties for those properties characterized as other mine-related exploration potential and greenfields exploration potential. Based on its knowledge of the secondary market that exists for the purchase and sale of mineral properties, the Company believes that both methods result in a residual value that is representative of the amount that the Company could expect to receive if the property were sold to a third party. When an exploration stage mineral interest is converted to a development or production stage mineral interest, the residual value is reduced to zero for purposes of calculating UOP amortization. Residual values are assumed to be zero for the Company’s royalty interests.

The expected useful lives and residual values used in amortization calculations are determined based on the facts and circumstances associated with each individual mineral or royalty interest. The useful lives used to amortize production stage mineral and royalty interests range from 3 to 35 years, and the useful lives used to amortize exploration stage mineral and royalty interests range from 3 to 35 years.

The Company evaluates the remaining amortization period for each individual mineral interest on a quarterly basis. Residual values are evaluated on at least an annual basis. Any changes in estimates of useful lives and residual values are accounted for prospectively from the date of the change in accordance with Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes.”

For additional disclosures concerning the Company’s intangible assets, see Note 8, Mineral Interests and Other Intangible Assets.

Asset Impairment

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels, cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold and other commodities that will be obtained from proven and probable reserves and all related exploration stage mineral interests (except for other mine-related exploration potential and greenfields exploration potential discussed separately below) after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such related exploration stage mineral interests will be risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. With the exception of other mine-related exploration potential and greenfields exploration potential, all assets at a particular operation are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and greenfields exploration potential, cash flows and fair values are individually evaluated based primarily on recent exploration results and recent transactions involving sales of similar properties. Assumptions underlying future cash flow estimates are subject to risks and uncertainties.

Goodwill

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accomplish this, the Company compares the fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, the Company would perform the second step of the impairment test. In the second step, the Company would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any excess of the carrying value over the fair value would be charged to operations. Assumptions underlying fair value estimates are subject to risks and uncertainties.

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

Revenues from silver sales are credited to costs applicable to sales as a by-product credit.

Royalty revenue received in kind (generally in the form of gold bullion) is recognized based on the fair value on the date that title is transferred to the Company.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; asset impairments (including impairments of goodwill, long-lived assets, and investments); write-downs of inventory to net realizable value; postemployment, postretirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” which addressed financial accounting and reporting for costs associated with exit or disposal activities. It nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as was required under EITF No. 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and we are currently evaluating the impact on the Company’s financial position or results of operations.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The acquisitions were accounted for using the purchase method of accounting whereby indentifiable assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill was assigned to specific reporting units. In conjunction with the preparation of the Consolidated Financial Statements for 2002, the Company finalized the purchase price allocation for the Normandy and Franco-Nevada acquisitions.

The following reflects the final purchase price allocation for the acquisition of 100% of Normandy (in millions, except per share data):

Shares of Newmont common stock issued to Normandy stockholders, including shares attributable to Franco-Nevada’s 19.8% investment in Normandy	86.5
Value of Newmont stock per share	$19.01

Fair value of Newmont common stock issued	$1,644.2
Plus—Cash consideration of A$0.50 per share	461.7
Plus—Fair value of Normandy stock options cancelled by Newmont	5.9
Plus—Estimated direct acquisition costs incurred by Newmont	61.3

Total Purchase Price	2,173.1
Plus—Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrued acquisition costs and settlement of stock options	191.6
Long-term debt, including current portion	913.7
Derivative instrument liabilities	422.8
Deferred tax liabilities	400.6
Other long-term liabilities	373.7
Minority interests acquired	33.8
Less—Fair value of assets acquired by Newmont:
Current assets	(350.0)
Property, plant and equipment …	(493.1)
Intangible assets
Production stage mineral interests	(340.4)
Development stage mineral interests	(92.8)
Exploration stage mineral interests	(589.3)
Other intangible assets	(12.9)
Equity investments in mining operations	(222.1)
Deferred tax assets	(308.5)
Other long-term assets	(205.9)

Residual purchase price allocated to goodwill	$1,894.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following reflects the final purchase price allocation for the acquisition of 100% of Franco-Nevada (in millions, except per share data):

Shares of Newmont common stock (or equivalents) issued to Franco-Nevada stockholders, excluding shares attributable to Franco-Nevada’s 19.8% investment in Normandy	110.5
Value of Newmont stock per share	$19.01

Fair value of Newmont common stock issued	$2,101.6
Plus—Fair value of Franco-Nevada options assumed by Newmont	30.3
Plus—Fair value of Franco-Nevada warrants assumed by Newmont	13.3
Plus—Estimated direct acquisition costs incurred by Newmont	29.0

Total Purchase Price	2,174.2
Plus—Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrual of acquisition costs	16.5
Deferred tax liability	101.3
Other liabilities	121.4
Less—Fair value of assets acquired by Newmont:
Current assets	(704.3)
Intangible mining royalty interests	(351.4)
Investments in affiliated companies and other (excluding the 19.8% interest in Normandy)	(227.4)

Residual purchase price allocated to goodwill	$1,130.3

The purchase price allocation was completed based upon independent appraisals performed by Behre Dolbear and Company, Inc., a mineral industry consulting firm (“Behre Dolbear”), and the acquired assets and assumed liabilities of Normandy and Franco-Nevada were recorded at fair market value.

Normandy

Significant elements of the final Normandy allocation are as follows: (i) property, plant and equipment was adjusted to estimated fair value based on the replacement cost of land, buildings and equipment; (ii) intangible assets associated with mineral and royalty interests were adjusted to fair value based on estimated future cash flows or recent transactions involving sales of similar properties, depending on the nature of the underlying property, as further described below; and (iii) other long-term liabilities have been adjusted to the fair value of reclamation and remediation liabilities.

With the exception of intangible assets associated with interests in certain exploration stage properties that are characterized as having other mine-related exploration potential and greenfields exploration potential, intangible assets associated with mineral and royalty interests were valued based on future estimated discounted cash flows. Such estimated future cash flows were based on the estimated quantities to be produced at each site, the estimated costs, timing and capital expenditures associated with such production, discount rates that were risk adjusted based on site and country specific risk factors, and the Company’s long-term expectations of commodity prices (including an expectation that a long-term price of $300 would be realized for each ounce of gold produced) and foreign currency exchange rates at the date of acquisition. The estimated quantities to be produced from applicable categories of exploration stage mineral interests were risk adjusted based on the judgment of the Company and Behre Dolbear, taking into account experience, geology and historical conversion rates for each individual property. The interests in properties having mine-related exploration potential and greenfields exploration potential were valued based on recent transactions involving sales of similar properties.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value assigned to property, plant and equipment and reclamation and remediation liabilities increased by $57.2 million and $39.9 million, respectively, between the preliminary and final purchase price allocation. Between the preliminary and final purchase price allocation, the fair value assigned to intangible assets decreased by $302.8 million and $52.0 million, respectively. The residual purchase price allocated to goodwill increased by $493.9 million from the preliminary purchase price allocation to $1,894.3 million in the final purchase price allocation.

Franco-Nevada

Significant elements in the final Franco-Nevada allocation are as follows: (i) intangible assets associated with royalty interests were adjusted to estimated fair value based on the estimated discounted cash flows of the underlying royalties; and (ii) investments in affiliated companies were adjusted to fair value based on valuations performed by Behre Dolbear.

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

Newmont has allocated the goodwill arising from the Normandy and Franco-Nevada acquisitions primarily to the merchant banking and exploration reporting units based on the valuations of those businesses and to specific mine site reporting units based on the mine specific synergies arising from the combination of Newmont, Normandy and Franco-Nevada that are expected to be realized in the future. The assignment of goodwill to the Merchant Banking Segment was based on the assumption that, following the acquisition, the Merchant Banking Segment would continue to earn long-term returns consistent with the historical returns on capital earned by Franco-Nevada during the eleven years prior to the acquisition. It was further assumed that the Merchant Banking Segment, which is led by former senior executives of Franco-Nevada, would seek to earn such returns from various transactions such as mergers, acquisitions, joint ventures, investments in royalty interests, the disposal of interests in mining projects and other investing and financing related transactions. The assignment of goodwill to the Exploration Segment was based on the assumption that, following the acquisition, the Exploration Segment would continue Normandy’s historical level of increasing proven and probable reserves through new discoveries by combining Normandy’s exploration culture, philosophy, expertise and methodologies with those of Newmont. The allocation of goodwill to anticipated synergies at the Company’s various mine site reporting units assumes such operational synergies will be realized. The Company does not currently anticipate goodwill related to these acquisitions will be deductible for tax purposes.

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

NOTE 5    STOCKPILES, ORE ON LEACH PADS AND INVENTORIES

	At December 31,
	2002	2001
	(in thousands)
Current inventories:
In-process	46,435	32,297
Precious metals	19,467	10,179
Materials and supplies	103,310	92,556
Other	112	925

	$169,324	$135,957

Current stockpiles and ore on leach pads:
Stockpiles	$104,997	$168,501
Ore on leach pads	223,996	147,656

	$328,993	$316,157

Long-term stockpiles and ore on leach pads:
Stockpiles	$136,116	$18,464
Ore on leach pad	63,645	99,228

	$199,761	$117,692

NOTE 6    DEFERRED STRIPPING COSTS

Movements in the deferred stripping costs balance were as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Opening balance	$91,631	$129,041	$198,618
Additions	65,371	11,638	33,502
Amortization	(101,615)	(49,048)	(103,079)

Closing balance	$55,387	$91,631	$129,041

See Notes 2 and 29 for additional information concerning deferred stripping.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7    PROPERTY, PLANT AND MINE DEVELOPMENT

	At December 31, 2002			At December 31, 2001
	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(in thousands)
Land	71,521	—	71,521	86,388	—	86,388
Buildings and equipment	4,129,292	(2,376,431)	1,752,861	3,491,231	(2,068,149)	1,423,082
Mine development	1,005,166	(580,594)	424,572	842,409	(519,484)	322,925
Construction-in-progress	68,926	—	68,926	97,854	—	97,854

Total	$5,274,905	$(2,957,025)	$2,317,880	4,517,882	$(2,587,633)	$1,930,249

Leased assets included above in property, plant and mine development are as follows:
Leased Assets	$361,889	$(146,884)	$215,005	371,948	$(124,751)	$247,197

NOTE 8    MINERAL INTERESTS AND OTHER INTANGIBLE ASSETS

	At December 31, 2002			At December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Mineral Interests:
Production stage
Mineral interests	$712,098	$(325,822)	$386,276	$365,566	$(205,716)	$159,850
Royalties—net smelter returns	222,614	(12,751)	209,863	—	—	—
Royalties—net profit interest	17,340	(3,231)	14,109	—	—	—

	952,052	(341,804)	610,248	365,566	(205,716)	159,850

Development stage
Mineral interests	92,757	—	92,757	—	—	—
Royalties—net smelter returns	1,321	—	1,321	—	—	—
Royalties—net profit interest	5,921	(50)	5,871	—	—	—

	99,999	(50)	99,949	—	—	—

Exploration stage
Mineral interests	632,284	(8,449)	623,835	17,148	—	17,148
Royalties-net smelter returns	5,700	(314)	5,386	—	—	—

	637,984	(8,763)	629,221	17,148	—	17,148

Total mineral interests	1,690,035	(350,617)	1,339,418	382,714	(205,716)	176,998

Oil and gas:
Producing property
Royalties—net refining returns	37,964	(3,842)	34,122	—	—	—
Working interest	18,430	(1,400)	17,030	—	—	—

	56,394	(5,242)	51,152	—	—	—

Non-producing property
Royalties—net refining returns	4,751	—	4,751	—	—	—
Working interest	7,090	—	7,090	—	—	—

	11,841	—	11,841	—	—	—
Total oil and gas	68,235	(5,242)	62,993	—	—	—

Other	12,937	—	12,937	—	—	—

Total	$1,771,207	$(355,859)	$1,415,348	$382,714	$(205,716)	$176,998

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s mineral interests and oil and gas interests intangible assets are subject to amortization. The amounts of residual values and the weighted average amortization periods were as follows at December 31, 2002:

	Residual Values	Weighted Average Amortization Period (in years)
	(in thousands)
Mineral Interests:
Production stage
Mineral interests	$—	16
Royalties—net smelter returns	—	25
Royalties—net profit interest	—	11

		18

Development stage
Mineral interests	—	16	(1)
Royalties—net smelter returns	—	11
Royalties—net profit interest	—	35

		17

Exploration stage
Mineral interests	494,444	14
Royalties—net smelter returns	—	10

Total weighted average amortization period		14

Oil and gas:
Producing property
Royalties net refining returns	—	12
Working interest	—	12

		12

Non-producing property
Royalties net refining returns	—	30

Working interest	—	35

		33

Other	—	20

Total weighted average amortization period	—	16

(1)	The Company’s developmental stage properties will be amortized using the units of production method once production has commenced.

The aggregate amortization expense for the year ended December 31, 2002 was $150.1 million. Based on the carrying value of the Company’s intangible assets at December 31, 2002, the estimated aggregate amortization expense for each of the next five years is as follows:

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

NAL and certain of its wholly-owned subsidiaries are also guarantors of an A$71 million (approximately $40 million) amortizing loan facility of AMC’s subsidiary, QMC Finance Pty Ltd. (“QMC”), of which A$69.8 million (approximately $39 million) was outstanding as of December 31, 2002. The QMC loan facility expires in November 2006.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AGR Matthey Joint Venture

Prior to the fourth quarter 2002, Newmont held a 50% interest in Australian Gold Refineries (“Old AGR”), a joint venture with the West Australian Mint. In October 2002, Newmont and the West Australian Mint each merged its respective 50% interest in Old AGR with Johnson Matthey (Australia) Ltd. to create a new joint venture known as AGR Matthey (“AGR”), in which Newmont now holds a 40% interest. Newmont received dividends of $0.9 million during 2002 and has no guarantees related to this investment. Newmont’s share of undistributed earnings in AGR amounts to approximately $0.8 million at December 31, 2002. At December 31, 2002, the difference between Newmont’s investment in AGR and its $11.5 million share of AGR’s net assets was not material. See also Note 21, Related Party Transactions, for details of transactions between Newmont and AGR.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Offsetting Commodity Instruments

In December 2001, Newmont entered into a series of equal and offsetting positions with respect to commodity instruments for certain Battle Mountain operations that were outstanding at that time. These contracts effectively closed out the combination matched put and call options and flat forward contracts. The offsetting put and call option contracts were undesignated as cash flow hedges and were subsequently marked to market in earnings. The original forward sales contracts remained designated as normal sales contracts. The offsetting forward purchase contracts were undesignated as hedges and were marked to market through earnings prospectively. Subsequently, during the second quarter of 2002, the majority of these offsetting positions were contractually terminated and effectively closed out. The close out of the flat forward purchase contracts resulted in a $1.9 million realized gain included in Gain (loss) on derivative instruments in the Statements of Consolidated Operations for the year ended December 31, 2002. The remaining flat forward contracts had offsetting fair values, covered approximately 11,000 ounces and were closed out in the third quarter of 2002 with no impact to income.

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

NOTE 20    WRITE-DOWN OF ASSETS

Stockpiles, Ore on Leach Pads and Inventories

In 2002, the Company recorded aggregate write-downs of $44.4 million to reduce the carrying value of stockpiles, ore on leach pads and inventories to net realizable value. The write-downs related to Nevada ($37.0 million), Minahasa ($4.6 million), Wiluna ($1.6 million) and other operations ($1.2 million). In Nevada, stockpiles were reduced by $32 million as a result of both net realizable value analysis and a comprehensive physical survey of all stockpiles, while ore on leach pads and mill in-process and finished goods inventories were reduced by $2.9 million, $1.7 million and $0.4 million, respectively. At the Minahasa mine, the materials and supplies and finished goods inventories and ore on leach pads, were reduced by $2.4 million, $2.0 million and $0.2 million, respectively. Stockpiles were reduced $1.1 million and mill in-process inventory was reduced by $0.5 million at the Wiluna mine. Reductions of materials and supplies inventories and other inventories at other operations totaled $0.5 million and $0.7 million, respectively.

In 2001, the Company recorded aggregate write-downs of $25.1 million to reduce the carrying value of stockpiles, ore on leach pads and inventories to net realizable value. Total write-downs related to Nevada ($16.2 million), Yanacocha ore on leach pads ($4.1 million), Minahasa ($4.0 million), and other operations ($0.8 million). The Nevada write-down reduced stockpiles, ore on leach pads, in-process and precious metals inventories by $6.7 million, $3.5 million, $5.5 million, and $0.5 million, respectively. The Minahasa write-down reduced stockpiles, materials and supplies inventory, and ore on leach pads by $1.8 million, $1.3 million and $0.9 million, respectively.

In 2000, the Company recorded aggregate write-downs of $32.1 million to reduce stockpiles, ore on leach pads and inventories to net realizable value. The reductions related to Nevada ($13.6 million), the ore on leach pads at Mesquite ($9.7 million), Kori Kollo ($5.0 million), and Minahasa ($3.8 million). Stockpiles and mill in-process inventories were reduced $9.7 million and $3.9 million at Nevada, respectively. The Kori Kollo write-down reduced materials and supplies inventory by $5.0 million, and in-process inventories and ore on leach pads at Minahasa were reduced by $3.1 million and $0.7 million, respectively.

The foregoing inventory write-downs are reported as a component of costs applicable to sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets

In 2002, the Company reduced the carrying value of certain long-lived assets by $3.7 million. The reductions related to Australian exploration stage mineral interests ($2.4 million), and fixed assets at Kori Kollo ($0.5 million) and Ity ($0.8 million). The Ity mine was sold in the first quarter of 2002, with the future estimated royalty payments recorded as a receivable at fair value. In the fourth quarter of 2002, the Company determined that future royalty payments were uncertain due to political unrest in the region of Africa where the Ity mine is located and a loss of $0.8 million was recorded.

In 2001, the Company reduced the carrying value of certain long-lived assets by $32.7 million. These write-downs related to fixed assets and reclamation costs at Minahasa ($15.8 million); fixed assets at Nevada ($7.0 million) and Kori Kollo ($4.8 million); fixed assets at San Luis ($2.0 million); and other assets at Yanacocha ($0.8 million) and other operations ($2.3 million).

In 2000, total write-downs of $43.8 were recorded on long-lived assets. The reductions related to fixed assets at Holloway ($30.8 million), Kori Kollo ($0.7 million), the Battle Mountain Complex ($0.7 million), Mesquite ($5.1 million), and the acquisition cost of Mezcala ($6.5 million). The Mesquite write-down reduced fixed assets by $3.7 million and deferred stripping by $1.4 million.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 24    SEGMENT AND RELATED INFORMATION

Newmont predominantly operates in a single industry as a worldwide corporation engaged in gold production, exploration for gold and acquisition of gold properties. Newmont’s major gold operations are in North America, South America and Australia. Other international mining operations include small gold producing properties in New Zealand, Indonesia, Uzbekistan and Turkey. Newmont also has a Base Metals Segment engaged in copper and zinc production, an Exploration Segment, and a Merchant Banking Segment. The Company’s identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss, or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the applicable geographic or corporate level for segment reporting purposes. Earnings from operations do not include general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments). Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. In conjunction with the acquisitions described in Note 3, the Company has modified its reporting structure and related segment disclosure.

The Exploration Segment is responsible for all activities, regardless of location, associated with the Company’s efforts to discover other mineralized material (See Note 2, Mineral Interests) that will advance into proven and probable reserves. Internally generated proven and probable reserve additions are attributed to the Exploration Segment to the extent that such additions are derived from (i) a discovery made by the Company or Normandy, or (ii) previously acquired properties (whether acquired by the Company or by Normandy, prior to its acquisition by the Company) as a result of exploration efforts conducted subsequent to the acquisition date.

Merchant banking activities include the development of value optimization strategies for operating and non operating assets, managing the equity investment portfolio, business development activities related to potential merger and acquisition analysis and negotiations, managing and building the royalty business, mobilizing and monetizing inactive exploration properties, capitalizing on Newmont’s proprietary technology know-how and acting as an internal resource for other corporate divisions to improve and maximize business outcomes. For segment reporting purposes, the Merchant Banking Segment is considered to be a separate operating segment

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

because it engages in activities from which it earns revenues and incurs expenses and its operating results are regularly and separately reviewed by the Chief Operating Decision Maker.

Financial information relating to Newmont’s segments is as follows:

Year Ended December 31, 2002

(in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$848.4	$157.1	$1,005.5	$713.4	$87.7	$801.1	$92.7	$466.5	$559.2
Royalties	$—	$—	$—	$—	$—	$—	$—	$1.4	$1.4
Interest income	$—	$0.1	$0.1	$0.4	$—	$0.4	$0.5	$10.7	$11.2
Interest expense	$0.2	$—	$0.2	$8.9	$0.2	$9.1	$0.2	$41.9	$42.1
Exploration and research expense	$15.6	$—	$15.6	$11.1	$0.7	$11.8	$2.2	$8.7	$10.9
Depreciation, depletion and amortization	$118.2	$36.6	$154.8	$121.5	$13.8	$135.3	$20.6	$91.0	$111.6
Pre-tax income (loss) before minority interest equity income of affiliates and cumulative effect of a change in accounting principle	$49.8	$19.3	$69.1	$266.2	$24.2	$290.4	$40.4	$(23.0)	$17.4
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$9.6	$9.6
Cumulative effect of a change in accounting principle, net of tax	$1.5	$10.9	$12.4	$—	$—	$—	$(0.6)	$—	$(0.6)
Amortization of deferred stripping, net	$48.8	$(0.9)	$47.9	$—	$—	$—	$—	$(9.8)	$(9.8)
Write down of long-lived assets	$—	$—	$—	$—	$0.5	$0.5	$—	$0.8	$0.8
Capital expenditures	$54.6	$9.2	$63.8	$146.2	$0.6	$146.8	$10.2	$39.8	$50.0
Deferred stripping costs	$37.4	$6.3	$43.7	$—	$—	$—	$—	$11.7	$11.7
Total assets **	$1,477.2	$140.5	$1,617.7	$1,142.7	$34.7	$1,177.4	$173.6	$1,820.9	$1,994.5

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$79.3	$121.8	$2,566.9	$55.3	$—	$—	$—	$2,622.2
Royalties	$—	$—	$1.4	$—	$—	$33.7	$0.6	$35.7
Interest income	$0.1	$—	$11.8	$—	$—	$1.3	$1.0	$14.1
Interest expense	$0.8	$—	$52.2	$—	$—	$—	$77.4	$129.6
Exploration and research expense	$—	$3.3	$41.6	$2.7	$27.0	$—	$17.6	$88.9
Depreciation, depletion and amortization	$10.3	$34.9	$446.9	$22.9	$7.8	$22.6	$5.4	$505.6
Pre-tax income (loss) before minority interest equity income (loss) of affiliates and a cumulative effect of change in accounting principle	$34.7	$8.4	$420.0	$(5.8)	$(37.1)	$16.9	$(177.7)	$216.3
Equity income (loss) of affiliates	$—	$—	$9.6	$—	$—	$(0.4)	$42.2	$51.4
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$11.8	$—	$—	$—	$(4.1)	$7.7
Amortization of deferred stripping, net	$—	$(0.9)	$37.2	$—	$—	$—	$—	$37.2
Write-down of long-lived assets	$—	$—	$1.3	$—	$2.4	$—	$—	$3.7
Capital expenditures	$3.9	$9.3	$273.8	$10.7	$0.3	$—	$15.3	$300.1
Deferred stripping costs	$—	$—	$55.4	$—	$—	$—	$—	$55.4
Total assets **	$102.8	$166.0	$5,058.4	$258.3	$1,272.8	$2,209.3	$1,355.7	$10,154.5

Newmont has made corrections for certain misclassifications resulting from clerical errors that existed in the disclosure of total assets by segment at December 31, 2002. The corrections resulted in a decrease of the disclosed total assets for the Merchant Banking and Other Australia segments of $779.4 million and $45.8 million, respectively, and an increase of the disclosed total assets in Corporate and Other of $825.2 million.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2001

(in millions)

	North America			South America
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo
Sales, net	$734.5	$142.3	$876.8	$517.8	$84.5	$602.3	$34.2
Royalties	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.9	$—	$0.9	$—
Interest expense	$0.2	$—	$0.2	$5.8	$0.5	$6.3	$—
Exploration and research expense	$10.7	$0.3	$11.0	$12.0	$1.1	$13.1	$1.3
Depreciation, depletion and amortization	$117.4	$35.5	$152.9	$82.3	$19.5	$101.8	$4.3
Pre-tax income (loss) before minority interest and equity income of affiliates	$(38.0)	$1.9	$(36.1)	$173.1	$7.0	$180.1	$14.9
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$33.5	$(0.2)	$33.3	$—	$—	$—	$—
Write-down of long-lived assets	$7.0	$—	$7.0	$0.8	$4.8	$5.6	$—
Capital expenditures	$47.1	$9.9	$57.0	$276.9	$10.5	$287.4	$7.3
Deferred stripping costs	$86.1	$5.5	$91.6	$—	$—	$—	$—
Total assets **	$1,366.9	$182.4	$1,549.3	$962.6	$47.3	$1,009.9	$36.2

	Zarafshan- Newmont, Uzbekistan	Minahasa, Indonesia	Total Gold	Exploration	Corporate and Other	Consolidated
Sales, net	$60.2	$92.6	$1,666.1	$—	$—	$1,666.1
Royalties	$—	$—	$—	$—	$0.6	$0.6
Interest income	$0.3	$0.2	$1.5	$—	$1.5	$3.0
Interest expense	$0.8	$—	$7.3	$—	$90.8	$98.1
Exploration and research expense	$—	$—	$25.4	$18.6	$11.5	$55.5
Depreciation, depletion and amortization	$11.9	$22.8	$293.7	$1.6	$6.3	$301.6
Pre-tax income (loss) before minority interest and equity income of affiliates	$17.7	$(0.5)	$176.1	$(20.4)	$(218.8)	$(63.1)
Equity income of affiliates	$—	$—	$—	$—	$22.5	$22.5
Amortization of deferred stripping, net	$—	$4.1	$37.4	$—	$—	$37.4
Write-down of long-lived assets	$—	$15.8	$28.4	$—	$4.3	$32.7
Capital expenditures	$20.4	$—	$372.1	$—	$17.9	$390.0
Deferred stripping costs	$—	$—	$91.6	$—	$—	$91.6
Total assets **	$111.2	$48.7	$2,755.3	$25.9	$1,360.5	$4,141.7

Year Ended December 31, 2000

(in millions)

	North America			South America
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo
Sales, net	$831.0	$189.6	$1,020.6	$491.8	$81.1	$572.9	$31.5
Royalties	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$3.6	$—	$3.6	$—
Interest expense	$0.3	$—	$0.3	$5.1	$—	$5.1	$—
Exploration and research expense	$21.8	$0.1	$21.9	$10.5	$1.3	$11.8	$1.9
Depreciation, depletion and amortization	$126.4	$48.1	$174.5	$68.8	$23.9	$92.7	$4.3
Pre-tax income (loss) before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle	$70.4	$(15.0)	$55.4	$234.3	$(15.6)	$218.7	$15.6
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—
Cumulative effect of a change in accounting principle, net of tax	$(1.5)	$(3.7)	$(5.2)	$(5.0)	$(0.2)	$(5.2)	$(0.1)
Amortization of deferred stripping, net	$69.2	$(5.6)	$63.6	$—	$—	$—	$—
Write-down of long-lived assets	$—	$35.9	$35.9	$—	$0.7	$0.7	$—
Capital expenditures	$65.7	$24.2	$89.9	$276.9	$7.8	$284.7	$4.9
Deferred stripping costs	$119.6	$5.3	$124.9	$—	$—	$—	$—
Total assets **	$1,546.8	$363.0	$1,909.8	$862.8	$54.3	$917.1	$30.9

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Zarafshan- Newmont, Uzbekistan	Minahasa, Indonesia*	Total Gold	Exploration	Corporate and Other	Consolidated
Sales, net	$70.2	$120.9	$1,816.1	$—	$2.9	$1,819.0
Royalties	$—	$—	$—	$—	$0.6	$0.6
Interest income	$—	$0.1	$3.7	$—	$6.8	$10.5
Interest expense	$1.7	$—	$7.1	$—	$99.0	$106.1
Exploration and research expense	$—	$0.1	$35.7	$23.7	$18.0	$77.4
Depreciation, depletion and amortization	$14.0	$26.7	$312.2	$0.4	$8.1	$320.7
Pre-tax income (loss) before minority interest, equity loss of affiliates and cumulative effect of a change in accounting principle	$22.4	$40.0	$352.1	$(14.2)	$(299.0)	$38.9
Equity loss of affiliates	$—	$—	$—	$—	$(17.7)	$(17.7)
Cumulative effect of a change in accounting principle, net of tax	$(2.4)	$(2.1)	$(15.0)	$—	$2.4	$(12.6)
Amortization of deferred stripping, net	$—	$6.0	$69.6	$—	$—	$69.6
Write-down of long-lived assets	$—	$—	$36.6	$—	$7.2	$43.8
Capital expenditures	$4.3	$0.5	$384.3	$—	$3.1	$387.4
Deferred stripping costs	$—	$4.1	$129.0	$—	$—	$129.0
Total assets **	$101.3	$100.2	$3,059.3	$52.5	$912.4	$4,024.2

*	Not reduced for minority interest
**	Net of intercompany assets.

Revenues from export and domestic sales, denominated in US dollars, were as follows:

	Years Ended December 31,
	2002	2001	2000
	(in millions, as restated)
Europe	$2,398.2	$1,453.0	$1,446.6
Canada	98.8	102.1	141.6
United States	0.9	3.5	6.6
Bolivia	—	—	81.1
Other	124.3	107.5	162.2

Total**	$2,622.2	$1,666.1	$1,838.1

**	Excludes $19.1 million for put option premium amortization in 2000.

Long-lived assets, excluding deferred tax assets, in the United States and other countries are as follows:

	At December 31,
	2002	2001
	(in millions)
United States*	$4,241.3	$1,160.0
Australia	1,583.4	28.7
Canada	401.4	100.1
Indonesia	705.0	590.1
Peru	866.0	871.1
Other	482.7	141.2

Total	$8,279.8	$2,891.2

*	Goodwill allocated to Exploration and Merchant Banking (see Note 3) is global in nature and has been allocated to the United States, the Company’s headquarters.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 25    COMMITMENTS AND CONTINGENCIES

General

The Company follows Statement of Financial Accounting Standards No. 5, Accounting for Contingencies in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a loss may be incurred.

Operating Segments

The Company’s operating segments are identified in Note 24. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 25 relate to the Corporate and Other category. The Newmont Madencilik A.S. matters are related to the Other International operating segment. The Newmont Capital Limited matter is related to the Merchant Banking segment. The Nevada Operations matters under Newmont USA Limited are related to the Nevada operating segment. The Minera Yanacocha matters are related to the Yanacocha operating segment. The Yandal Gold Pty Ltd. and the Newmont Australia Limited matters are related to the Other Australia operating segment.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Grey Eagle Mine Site:    By letter dated September 3, 2002, the EPA notified Newmont that the EPA had expended $2.6 million in response costs to address environmental conditions associated with a historic tailings pile located at the Grey Eagle mine site near Happy Camp, California, and requested that Newmont pay those costs. The EPA has identified four potentially responsible parties, including Newmont. Newmont does not believe it has any liability for environmental conditions at the Grey Eagle mine site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Newmont Australia Limited—100% Newmont Owned

Australian Taxation Office Review:    In February 1999, Normandy (now NAL) sold certain subsidiary companies in a transaction that resulted in net cash proceeds of A$663 million. The sale did not give rise to any tax liability to NAL because of the tax basis that NAL had in the shares in the subsidiaries and the capital losses available to NAL to offset the net gain of the sale. This transaction is currently the subject of a review by the Australian Taxation Office (“ATO”), which commenced in early 2001 and is still ongoing. The ATO has sought documents from NAL, the buyer of the subsidiaries and other parties. It is not yet known whether the ATO will

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disagree with the tax treatment of the transaction. NAL believes that its tax treatment was in accordance with the provisions of the relevant tax laws. The Company cannot reasonably predict what future action the ATO may take or the final outcome of any such action in relation to this matter.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2002
Sales and other income
Sales—gold	$—	$1,981.9	$584.9	$—	$2,566.8
Sales—base metals, net	—	—	55.3	—	55.3
Royalties	—	0.6	39.5	(4.4)	35.7
Gain on sale of marketable securities of Lihir	—	47.3	—	—	47.3
Dividends, interest and other income—intercompany	14.6	14.4	30.5	(59.5)	—
Dividends, interest, foreign currency exchange and other income	3.3	18.8	17.8	—	39.9

	17.9	2,063.0	728.0	(63.9)	2,745.0

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,199.7	385.5	(4.9)	1,580.3
Base metals	—	—	36.0	—	36.0
Depreciation, depletion and amortization	—	324.8	180.8	—	505.6
Exploration and research	—	52.2	36.7	—	88.9
General and administrative	—	78.1	36.7	0.4	115.2
Interest expense—intercompany	18.1	10.4	21.9	(50.4)	—
Interest, net of capitalized interest	1.4	86.3	41.9	—	129.6
Write-down of long-lived assets	—	0.5	3.2	—	3.7
Other	—	26.1	3.5	—	29.6

	19.5	1,778.1	746.2	(54.9)	2,488.9

Operating (loss) income	(1.6)	284.9	(18.2)	(9.0)	256.1
Gain (loss) on derivative instruments	—	1.9	(41.7)	—	(39.8)

Pre-tax (loss) income before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle	(1.6)	286.8	(59.9)	(9.0)	216.3
Income tax benefit (expense)	0.6	(20.6)	0.1	—	(19.9)
Minority interest in (income) loss of affiliates	—	(100.1)	11.2	(8.6)	(97.5)
Equity income of affiliates	—	42.1	9.3	—	51.4
Equity income of subsidiaries	159.0	—	242.6	(401.6)	—

Net income before cumulative effect of a change in accounting principle	158.0	208.2	203.3	(419.2)	150.3
Cumulative effect of a change in accounting principle, net of tax of $4.1	—	7.7	—	—	7.7

Net income	158.0	215.9	203.3	(419.2)	158.0
Preferred stock dividends	(3.7)	—	—	—	(3.7)

Net income applicable to common shares	$154.3	$215.9	$203.3	$(419.2)	$154.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2001
Sales and other income
Sales—gold	$—	$1,666.1	$—	$—	$1,666.1
Sales—base metals, net	—	0.6	—	—	0.6
Dividends, interest, foreign currency exchange and other income	—	7.4	—	—	7.4

	—	1,674.1	—	—	1,674.1

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,117.9	—	—	1,117.9
Depreciation, depletion and amortization	—	301.6	—	—	301.6
Exploration and research	—	55.5	—	—	55.5
General and administrative	—	61.2	—	—	61.2
Interest, net of capitalized interest	—	98.1	—	—	98.1
Write-down of long-lived assets	—	32.7	—	—	32.7
Merger and restructuring	—	60.5	—	—	60.5
Other	—	11.5	—	—	11.5

	—	1,739.0	—	—	1,739.0

Operating loss	—	(64.9)	—	—	(64.9)
Gain on derivative instruments	—	1.8	—	—	1.8

Pre-tax loss before minority interest and equity income of affiliates	—	(63.1)	—	—	(63.1)
Income tax benefit	—	59.3	—	—	59.3
Minority interest in income of affiliates	—	(65.4)	—	—	(65.4)
Equity income of affiliates	—	22.6	—	—	22.6

Net loss	—	(46.6)	—	—	(46.6)
Preferred stock dividends	—	(7.5)	—	—	(7.5)

Net loss applicable to common shares	$—	$(54.1)	$—	$—	$(54.1)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2000
Sales and other income
Sales—gold	$—	$1,819.0	$—	$—	$1,819.0
Royalties	—	0.6	—	—	0.6
Loss on marketable securities of Lihir	—	(23.9)	—	—	(23.9)
Dividends, interest and other income—intercompany	—	9.7	—	—	9.7

	—	1,805.4	—	—	1,805.4

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,097.9	—	—	1,097.9
Depreciation, depletion and amortization	—	320.7	—	—	320.7
Exploration and research	—	77.4	—	—	77.4
General and administrative	—	63.7	—	—	63.7
Interest, net of capitalized interest	—	106.1	—	—	106.1
Expenses for acquisition settlement	—	42.2	—	—	42.2
Write-down of long-lived assets	—	43.8	—	—	43.8
Merger and restructuring	—	6.9	—	—	6.9
Other	—	34.6	—	—	34.6

	—	1,793.3	—	—	1,793.3

Operating income	—	12.1	—	—	12.1
Gain on derivative instruments	—	26.8	—	—	26.8

Pre-tax income before minority interest, equity loss of affiliates and cumulative effect of a change in accounting principle	—	38.9	—	—	38.9
Income tax expense	—	(5.5)	—	—	(5.5)
Minority interest in income of affiliates	—	(92.8)	—	—	(92.8)
Equity loss of affiliates	—	(17.7)	—	—	(17.7)

Net loss before cumulative effect of a change in accounting principle	—	(77.1)	—	—	(77.1)
Cumulative effect of a change in accounting principle, net of tax of $5.8	—	(12.6)	—	—	(12.6)

Net loss	—	(89.7)	—	—	(89.7)
Preferred stock dividends	—	(7.5)	—	—	(7.5)

Net loss applicable to common shares	$—	$(97.2)	$—	$—	$(97.2)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
At December 31, 2002
Assets
Cash and cash equivalents	$—	$165.1	$236.6	$—	$401.7
Short-term investments	—	0.6	12.6	—	13.2
Accounts receivable	14.2	43.1	184.4	(197.2)	44.5
Inventories	—	126.4	42.9	—	169.3
Stockpiles and ore on leach pads	—	308.9	20.1		329.0
Prepaid taxes	—	28.3	—	—	28.3
Derivative instruments	—	—	4.6	—	4.6
Deferred stripping costs	—	25.1	7.0	—	32.1
Deferred income tax assets	—	4.6	46.9	—	51.5
Other current assets	331.9	163.8	216.4	(673.0)	39.1

Current assets	346.1	865.9	771.5	(870.2)	1,113.3
Property, plant and mine development, net	—	1,947.4	370.5	—	2,317.9
Mineral interests and other intangible assets, net	—	243.6	1,171.7	—	1,415.3
Investments	4,516.9	610.1	3,254.3	(7,247.9)	1,133.4
Deferred stripping costs	—	18.6	4.7	—	23.3
Long-term stockpiles and ore on leach pads	—	171.1	28.7	—	199.8
Derivative instruments	—	—	3.0	—	3.0
Deferred income tax assets	—	481.1	280.3	—	761.4
Other long-term assets	1.0	338.3	50.4	(227.2)	162.5
Goodwill	—	93.7	2,930.9	—	3,024.6

Total assets	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

Liabilities
Current portion of long-term debt	$—	$91.5	$23.8	$—	$115.3
Accounts payable	115.9	81.4	104.9	(196.9)	105.3
Deferred income tax liabilities	—	26.9	1.6	—	28.5
Derivative instruments	—	—	75.0	—	75.0
Other accrued liabilities	48.3	486.3	508.2	(673.4)	369.4

Current liabilities	164.2	686.1	713.5	(870.3)	693.5
Long-term debt	—	1,090.1	611.2	—	1,701.3
Reclamation and remediation liabilities	—	182.1	120.5	—	302.6
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	388.7	—	388.7
Deferred income tax liabilities	49.0	155.2	452.2	—	656.4
Employee related benefits	—	218.7	1.3	—	220.0
Other long-term liabilities	161.0	95.1	335.6	(227.3)	364.4

Total liabilities	374.2	2,481.1	2,623.0	(1,097.6)	4,380.7

Minority interest in affiliates	—	379.4	365.1	(389.9)	354.6

Stockholders’ equity
Convertible preferred stock	—	—	60.7	(60.7)	—
Common stock	565.0	—	0.1	(0.1)	565.0
Additional paid-in capital	4,109.0	2,022.2	5,688.7	(6,781.5)	5,038.4
Accumulated other comprehensive (loss) income	(64.0)	(54.3)	(74.7)	129.0	(64.0)
Retained (deficit) earnings	(120.2)	(58.5)	203.1	(144.6)	(120.2)

Total stockholders’ equity	4,489.8	1,909.4	5,877.9	(6,857.9)	5,419.2

Total liabilities and stockholders’ equity	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
At December 31, 2001
Assets
Cash and cash equivalents	$—	$149.4	$—	$—	$149.4
Short-term investments	—	8.2	—	—	8.2
Accounts receivable	—	19.1	—	—	19.1
Inventories	—	136.0	—	—	136.0
Stockpiles and ore on leach pads	—	316.1			316.1
Prepaid taxes	—	29.2	—	—	29.2
Marketable securities of Lihir	—	66.9	—	—	66.9
Deferred stripping costs	—	71.5	—	—	71.5
Deferred income tax assets	—	7.8	—	—	7.8
Other current assets	—	42.8	—	—	42.8

Current assets	—	847.0	—	—	847.0
Property, plant and mine development, net	—	1,930.2	—	—	1,930.2
Mineral interests and other intangible assets, net	—	177.0	—	—	177.0
Investments	—	543.3	—	—	543.3
Deferred stripping costs	—	20.1	—	—	20.1
Long-term stockpiles and ore on leach pads	—	117.7	—	—	117.7
Deferred income tax assets	—	403.5	—	—	403.5
Other long-term assets	—	102.9	—	—	102.9

Total assets	$—	$4,141.7	$—	$—	$4,141.7

Liabilities
Current portion of long-term debt	$—	$192.2	$—	$—	$192.2
Accounts payable	—	80.9	—	—	80.9
Deferred income tax liabilities	—	32.9	—	—	32.9
Other accrued liabilities	—	214.0	—	—	214.0

Current liabilities	—	520.0	—	—	520.0
Long-term debt	—	1,234.7	—	—	1,234.7
Reclamation and remediation liabilities	—	176.9	—	—	176.9
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Deferred income tax liabilities	—	140.8	—	—	140.8
Employee related benefits	—	159.6	—	—	159.6
Other long-term liabilities	—	93.3	—	—	93.3

Total liabilities	—	2,379.1	—	—	2,379.1

Minority interest in affiliates	—	262.8	—	—	262.8

Stockholders’ equity
Convertible preferred stock	—	11.5	—	—	11.5
Common stock	—	313.9	—	—	313.9
Additional paid-in capital	—	1,458.4	—	—	1,458.4
Accumulated other comprehensive loss	—	(9.5)	—	—	(9.5)
Retained deficit	—	(274.5)	—	—	(274.5)

Total stockholders’ equity	—	1,499.8	—	—	1,499.8

Total liabilities and stockholders’ equity	$—	$4,141.7	$—	$—	$4,141.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2002
Operating activities:
Net income (loss)	$158.0	$215.9	$203.3	$(419.2)	$158.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(165.6)	367.4	(68.9)	367.0	499.9
Changes in working capital	108.9	30.1	(139.0)	12.4	12.4

Net cash provided by (used in) operating activities	101.3	613.4	(4.6)	(39.8)	670.3

Investing activities:
Additions to property, plant and mine development	—	(231.7)	(68.3)	—	(300.0)
Proceeds from sale of short-term investments	—	—	404.4	—	404.4
Proceeds from sale of marketable securities of Lihir	—	84.0	—	—	84.0
Proceeds from sale of other investments and assets	—	—	11.7	—	11.7
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Settlement of derivative instruments	—	—	(21.1)	—	(21.1)
Advances to joint ventures and affiliates	—	(24.8)	—	—	(24.8)
Cash consideration for Normandy shares	—	—	(461.7)	—	(461.7)
Cash received from acquisitions, net of transaction costs	—	(39.8)	371.4	39.8	371.4
Proceeds from asset sales and other	—	11.6	(14.2)	—	(2.6)

Net cash (used in) provided by investing activities	—	(200.7)	273.0	39.8	112.1

Financing activities:
Net repayments	(121.5)	(398.9)	(27.0)	—	(547.4)
Dividends paid on common and preferred stock	(43.5)	—	(6.5)	—	(50.0)
Proceeds from stock issuances	63.7	3.6	—	—	67.3

Net cash used in financing activities	(101.3)	(395.3)	(33.5)	—	(530.1)

Effect of exchange rate changes on cash	—	(1.7)	1.7	—	—

Net change in cash and cash equivalents	—	15.7	236.6	—	252.3
Cash and cash equivalents at beginning of year	—	149.4	—	—	149.4

Cash and cash equivalents at end of year	$—	$165.1	$236.6	$—	$401.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2001
Operating activities:
Net loss	$—	$(46.6)	$—	$—	$(46.6)
Adjustments to reconcile loss to net cash provided by operating activities	—	355.6	—	—	355.6
Changes in working capital	—	60.7	—	—	60.7

Net cash provided by operating activities	—	369.7	—	—	369.7

Investing activities:
Additions to property, plant and mine development	—	(389.9)	—	—	(389.9)
Advances to joint ventures and affiliates	—	(0.2)	—	—	(0.2)
Proceeds from asset sales and other	—	5.1	—	—	5.1

Net cash used in investing activities	—	(385.0)	—	—	(385.0)

Financing activities:
Net borrowings	—	70.0	—	—	70.0
Dividends paid on common and preferred stock	—	(31.0)	—	—	(31.0)
Proceeds from stock issuances	—	7.5	—	—	7.5
Decrease in restricted cash	—	40.0	—	—	40.0
Other	—	(1.4)	—	—	(1.4)

Net cash provided by financing activities	—	85.1	—	—	85.1

Effect of exchange rate changes on cash	—	2.1	—	—	2.1

Net change in cash and cash equivalents	—	71.9	—	—	71.9
Cash and cash equivalents at beginning of year	—	77.5	—	—	77.5

Cash and cash equivalents at end of year	$—	$149.4	$—	$—	$149.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2000
Operating activities:
Net loss	$—	$(89.7)	$—	$—	$(89.7)
Adjustments to reconcile net loss to net cash provided by operating activities	—	554.0	—	—	554.0
Changes in working capital	—	70.0	—	—	70.0

Net cash provided by operating activities	—	534.3	—	—	534.3

Investing activities:
Additions to property, plant and mine development	—	(387.4)	—	—	(387.4)
Advances to joint ventures and affiliates	—	(78.8)	—	—	(78.8)
Cash received from acquisitions, net of transaction costs	—	(54.7)	—	—	(54.7)
Proceeds from asset sales and other	—	10.4	—	—	10.4

Net cash used in investing activities	—	(510.5)	—	—	(510.5)

Financing activities:
Net repayments	—	(36.7)	—	—	(36.7)
Dividends paid on common and preferred stock	—	(27.6)	—	—	(27.6)
Increase in restricted cash	—	(2.1)	—	—	(2.1)
Proceeds from stock issuances	—	2.1	—	—	2.1
Other	—	(1.1)	—	—	(1.1)

Net cash used in financing activities	—	(65.4)	—	—	(65.4)

Effect of exchange rate changes on cash	—	(3.7)	—	—	(3.7)

Net change in cash and cash equivalents	—	(45.3)	—	—	(45.3)
Cash and cash equivalents at beginning of year	—	122.8	—	—	122.8

Cash and cash equivalents at end of year	$—	$77.5	$—	$—	$77.5

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Nevada(3)			Mesquite(4)
	2002	2001	2000	2002	2001	2000
Life-of-mine Assumptions Used as Basis For
– Stripping ratio (1)	125.1	138.4	145.1	n/a	237.6	120.7
– Average ore grade (ounces of gold per ton)	0.073	0.066	0.066	n/a	0.023	0.018

Actuals for Year
– Stripping ratio (2)	72.2	88.9	106.6	n/a	155.5	180.4
– Average ore grade (ounces of gold per ton)	0.081	0.060	0.060	n/a	0.031	0.016

Remaining Mine Life (years)	9	9	10	n/a	—	1

	La Herradura(5)			Minahasa(6)
	2002	2001	2000	2002	2001	2000
Life-of-mine Assumptions Used as Basis For
– Stripping ratio (1)	141.3	177.0	144.4	n/a	14.5	19.8
– Average ore grade (ounces of gold per ton)	0.031	0.035	0.032	n/a	0.172	0.195

Actuals for Year
– Stripping ratio (2)	158.5	200.0	228.4	n/a	15.9	16.4
– Average ore grade (ounces of gold per ton)	0.026	0.025	0.024	n/a	0.131	0.205

Remaining Mine Life (years)	6	6	7	n/a	—	1

	2002
	Tanami(7)	Kalgoorlie(7)	Martha(8)	Ovacik(8)
Life-of-mine Assumptions Used as Basis For
– Stripping ratio (1)	61.9	95.0	28.8	26.3
– Average ore grade (ounces of gold per ton)	0.113	0.065	0.093	0.356

Actuals for Year
– Stripping ratio (2)	78.4	101.0	33.2	29.1
– Average ore grade (ounces of gold per ton)	0.107	0.052	0.100	0.358

Remaining Mine Life (years)	6	14	4	2

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The life-of-mine stripping ratio decreased during 2002 and 2001 from 2000 reflecting the deferral of open pit projects in response to lower gold prices. The actual stripping ratio during 2002 and 2001 decreased from 2000 due to mining higher grade ore zones in the Twin Creeks pit.
(4)	The life-of-mine stripping ratio increased in 2001 versus 2000 reflecting significant changes to the mine plan in the final year of operations. The actual stripping ratio was lower during 2001 in comparison to 2000 as a result of mining higher grade material. Mesquite is included in the Company’s Other North America operating segment.
(5)	The life-of-mine stripping ratios decreased during 2002 from 2001 reflecting an increase in reserve ounces and increased during 2001 from 2000 reflecting an increase in reserves, which resulted in a change in the pit design. The actual stripping ratio decreased in 2002 from 2001 due to waste removal in 2001 in preparation for 2002 mining activities. La Herradura is included in the Company’s Other North America operating segment.
(6)	The actual and life-of-mine stripping ratios decreased during 2001 from 2000 reflecting higher grade ore zones at the bottom of the Mesel pit as mining concluded in the fourth quarter of 2001. Minahasa is included in the Company’s Other International operating segment.
(7)	Tanami and Kalgoorlie are included in the Company’s Other Australia operating segment.
(8)	Martha and Ovacik are included in the Company’s Other International operating segment.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited and in millions, except per share amounts):

	2002
	Three Months Ended
	March 31, 2002 As Originally Reported (3)	Adjustments (4) (5) (6)	March 31, 2002 As Restated	June 30, 2002 As Originally Reported (3)	Adjustments (5) (6)	June 30, 2002 As Restated
Sales	$490.5	$1.1	$491.6	$627.3	$5.1	$632.4
Gross profit(1)	$49.9	$0.3	$50.2	$109.3	$7.3	$116.6
Net income (loss) before cumulative effect of a change in accounting principle	$(9.8)	$(6.6)	$(16.4)	$66.4	0.7	67.1
Net income (loss) applicable to common shares	$(2.1)	$(6.6)	$(8.7)	$66.4	$0.7	$67.1
Net income (loss) before cumulative effect of a change in accounting principle, per common share, basic and diluted	$(0.04)	$(0.02)	$(0.06)	$0.17	$—	$0.17
Net income (loss) per common share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$0.17	$—	$0.17
Basic weighted average shares outstanding	281.5	—	281.5	397.5	—	397.5
Diluted weighted average shares outstanding	281.5	—	281.5	399.5	—	399.5
Dividends declared per common share	$0.03	$—	$0.03	$0.03	$—	$0.03
Closing price of common stock	$27.60	$—	$27.60	$26.27	$—	$26.27

	2002
	Three Months Ended
	September 30, 2002 As Originally Reported (3)	Adjustments (6)	September 30, 2002 As Restated	December 31, 2002
Sales	$712.1	$—	$712.1	$786.1
Gross profit(1)	$142.0	$(5.8)	$136.2	$197.2
Net income (loss) applicable to common shares	$24.0	$(3.2)	$20.8	$75.1
Net income (loss) per common share, basic and diluted	$0.06	$(0.01)	$0.05	$0.19
Basic weighted average shares outstanding	401.4	—	401.4	401.7
Diluted weighted average shares outstanding	403.0	—	403.0	403.0
Dividends declared per common share	$0.03	$—	$0.03	$0.03
Closing price of common stock	$27.47	$—	$27.47	$29.03

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Sales	$424.1	$367.3	$424.4	$450.3
Gross profit(1)(2)	$61.0	$40.0	$73.8	$71.8
Net income (loss) applicable to common shares	$(52.0)	$(32.6)	$12.1	$18.4
Net income (loss) per common share, basic and diluted	$(0.27)	$(0.17)	$0.06	$0.10
Basic weighted average shares outstanding	192.6	195.6	195.9	196.1
Dividends declared per common share	$0.03	$0.03	$0.03	$0.03
Closing price of common stock	$16.12	$18.61	$23.60	$19.11

(1)	Sales less costs applicable to sales, and depreciation, depletion, and amortization.
(2)	Included an after-tax charge of $43.7 million for merger and restructuring expenses in the quarter ended March 31, 2001 and an after-tax impairment charge of $26.7 million in the quarter ended December 31, 2001.
(3)	These columns present the financial statements that were originally reported on Form 10-Q for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 filed on May 15, 2002, August 14, 2002 and November 14, 2002, respectively, and the effect of the cumulative effect of a change in accounting principle. Certain amounts have been reclassified to conform to the current presentation.
(4)	Restatement adjustments for the period ended March 31, 2002 are as follows:

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortization of Intangibles

In the fourth quarter of 2002, in conjunction with the finalization of the purchase price allocation for the Normandy and Franco-Nevada acquisitions, the Company determined that acquired assets represented by production stage, development stage and exploration stage mineral interests and royalty interests, which were classified in the Company’s balance sheet as a component of Property, plant and mine development, net, were required to be separately classified as intangible assets pursuant to the requirements of SFAS 141, and be amortized subject to the provisions of SFAS 142. As a result, the Company has restated its consolidated financial statements beginning with the first quarter of 2002 to properly classify the acquired assets as Mineral interests and other intangible assets, net on the Consolidated Balance Sheets, and to reflect the appropriate amortization in Depreciation, depletion and amortization on both the Statements of Consolidated Operations and Comprehensive Income and the Statements of Consolidated Cash Flows.

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

ITEM 14.    CONTROLS AND PROCEDURES

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Even an effective internal control system, no matter how well designed, has inherent limitations—including the possibility of the circumvention or overriding of controls. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the Company’s financial reporting and financial statement preparation.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 26, 2003, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 100 above.

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

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Denver, Colorado

March 26, 2003

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of United States dollars)

	Years Ended December 31,
	2002	2001	2000
Sales and other income
Concentrate sales
Contained copper	$463,413	$447,291	$431,325
Third-party smelting and refining costs	(103,727)	(101,892)	(94,314)

Net revenue from concentrate sales	359,686	345,399	337,011
Interest and other	2,731	1,134	568

	362,417	346,533	337,579

Costs and expenses
Production costs	117,286	172,996	236,940
Depreciation, depletion and amortization	125,057	112,243	96,820
Exploration	225	255	768
Interest expense, net of amounts capitalized	59,415	89,013	98,302
Other	15	405	33

	301,998	374,912	432,863

Net income (loss) before tax and cumulative effect of a change in accounting principle	60,419	(28,379)	(95,284)
Income tax (expense) benefit	(24,942)	17,224	10,709

Net income (loss) before cumulative effect of a change in accounting principle	35,477	(11,155)	(84,575)
Cumulative effect of a change in accounting principle, net of tax of $14	—	(27)	—

Net income (loss)	$35,477	$(11,182)	$(84,575)

Other comprehensive income (loss)	2,995	(2,340)	—

Comprehensive income (loss)	$38,472	$(13,522)	$(84,575)

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of United States dollars)

	At December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$113,417	$7,184
Accounts receivable from affiliates	4,006	242
Metal sales receivables	55,354	38,515
Value added taxes receivable	13,899	18,474
Inventories	90,774	91,138
Stockpiles	2,041	1,518
Deferred income tax assets	3,355	—
Other	30,264	5,615

Current assets	313,110	162,686
Stockpiles	196,811	148,007
Property, plant and mine development—net	1,658,912	1,737,505
Intangible mineral interests	188,294	202,830
Debt issuance costs	29,472	36,304
Deferred income tax assets	54,667	88,942
Other	1,183	484

Total assets	$2,442,449	$2,376,758

LIABILITIES
Current portion of long-term debt	92,516	—
Related party debt and interest	259,793	254,891
Accounts payable and accrued expenses	78,290	109,248
Accounts payable—affiliates (see Note 8 and 15)	3,717	6,242
Taxes payable	2,975	3,477
Deferred stripping costs	18,135	—
Deferred income tax liabilities	—	5,186

Current liabilities	455,426	379,044
Long-term debt	843,255	935,771
Reclamation liabilities	15,600	5,758
Deferred stripping costs	48,613	75,318
Accounts payable—affiliates (see Note 8 and 15)	99,133	82,917

Total liabilities	1,462,027	1,478,808

Commitments and contingencies (see Notes 2, 15, 16 and 17)

PARTNERS’ EQUITY
Capital account—Newmont Indonesia Limited (“NIL”)	551,119	506,413
Capital account—Nusa Tenggara Mining Corporation (“NTMC”)	428,648	393,877
Accumulated other comprehensive income (loss)	655	(2,340)

Total partners’ equity	980,422	897,950

Total liabilities and partners’ equity	$2,442,449	$2,376,758

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

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED CASH FLOW

(Amounts in thousands of United States dollars)

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Operating Activities
Net income (loss)	$35,477	$(11,182)	$(84,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	125,057	112,243	96,820
Loss on disposal of fixed asset	210	—	—
Movement of deferred stripping costs, net	(8,570)	49,849	30,788
Amortization of debt issuance costs	6,793	6,198	4,023
Write-down of stockpiles	—	16,709	—
Deferred tax expense (benefit)	24,121	(19,547)	(13,800)
Decrease (increase) in operating assets:
Accounts and other receivables	(16,028)	8,202	(60,770)
Stockpiles and inventories	(38,486)	(88,101)	(61,864)
Other assets	(2,730)	6,642	2
Increase (decrease) in operating liabilities:
Accounts payable	(21,135)	3,144	69,213
Other liabilities	19,223	3,032	2,439

Net cash provided by (used in) operating activities	123,932	87,189	(17,724)

Investing Activities
Value added taxes	—	40,834	54,317
Additions to property, plant and mine development	(39,080)	(46,278)	(207,704)

Net cash used in investing activities	(39,080)	(5,444)	(153,387)

Financing Activities
Equity contributions from Newmont Indonesia Limited	24,750	8,989	59,880
Equity contributions from Nusa Tenggara Mining Corporation	19,250	6,991	46,574
Amounts returned to Newmont Indonesia Limited	—	(124)	—
Amounts returned to Nusa Tenggara Mining Corporation	—	(96)	—
Proceeds from long-term debt	—	426,250	—
Repayment of senior debt	—	(490,479)	—
Senior debt reserve account	(22,619)	(345)	—
Proceeds from Partners (NIL & NTMC)	—	—	56,747
Proceeds from working capital loan from affiliates	—	—	35,000
Repayment of working capital loan to affiliates	—	(15,000)	(20,000)
Debt issuance costs	—	(21,142)	(102)

Net cash provided by (used in) financing activities	21,381	(84,956)	178,099

Net increase (decrease) in cash and cash equivalents	106,233	(3,211)	6,988
Cash and cash equivalents at beginning of year	7,184	10,395	3,407

Cash and cash equivalents at end of year	$113,417	$7,184	$10,395

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    GENERAL

Nusa Tenggara Partnership V.O.F. (“NTP” or the “Partnership”) is a general partnership organized under the laws of The Netherlands. NTP is 56.25%-owned by Newmont Indonesia Limited (“NIL”), a subsidiary of Newmont Mining Corporation (“Newmont”), both Delaware, U.S.A. corporations, and 43.75%-owned by Nusa Tenggara Mining Corporation (“NTMC”), a Japanese corporation jointly owned by Sumitomo Corporation (“Sumitomo”) (74.3%), Sumitomo Metal Mining Co., Ltd. (14.3%), Mitsubishi Materials Corporation (7.1%) and Furukawa Co., Ltd. (4.3%). Certain NTP and PTNNT actions and transactions require unanimous approval of the NTP partners, including the incurrence of indebtedness, exploration expenditures and capital expenditures over certain limits; the establishment of dividend and sales and marketing policies; and the execution of hedging transactions.

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

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stockpiles and Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles or concentrate inventories. Stockpiles and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on prevailing and long-term metals prices, less the estimated costs to complete production and bring the product to

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sale. The current portion of stockpiles and inventories is determined based on the expected amounts to be processed within the next twelve months. Inventories not expected to be processed within the next twelve months are classified as long-term. The major classifications are as follows:

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

Materials and Supplies Inventories

Materials and supplies inventories are valued at cost, including applicable taxes and freight.

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

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Mineral Interests

The excess of the agreed fair value of the assets contributed to NTP when it was initially funded over the historical cost basis was recorded as mineral interests (previously classified as “deferred mineral rights”). Such costs, which relate to production stage mineral interests, are amortized by the units-of-production method based on proven and probable reserves.

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

Asset Impairment

The Partnership reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds its fair value. Fair value is generally determined using estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable pounds and ounces, metal prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. The term “recoverable pounds and ounces” refers to the estimated amount of copper and gold, respectively, after taking into account losses during ore processing and treatment, that will be obtained from (i) proven and probable reserves; and (ii) measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves. Estimates of materials other than proven and probable reserves will be risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flow from other asset groups, and all assets at a particular location are grouped together for purposes of estimating future cash flows. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and actual market conditions and/or the Partnership’s performance could have a material effect on the Partnership’s financial position and results of operations.

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

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclamation Costs

Estimated future reclamation costs are based principally on legal and regulatory requirements. Such costs are accrued and charged over the expected operating life of the mine using the units-of-production method based on proven and probable reserves.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted as required on January 1, 2003, when NTP will record the estimated present value of reclamation liabilities (“asset retirement obligation “ or “ARO”) and increase the carrying amount of the related asset (“asset retirement cost” or “ARC”) to be retired in the future. Subsequently, the ARC will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. NTP expects to record approximately US$50 million to US$60 million in the ARC, net, an increase of approximately US$65 million to US$80 million to the ARO, and a decrease of US$1 million to an increase of zero to US$5 million to deferred tax assets, at January 1, 2003, with a cumulative effect charge on adoption of approximately US$10 million to US$20 million to be recorded in results of operations in the first quarter of 2003.

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

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 4    STOCKPILES AND INVENTORIES

	At December 31,
	2002	2001
	(in thousands of US$)
Inventories:
Concentrate inventory	$—	$5,883
Materials and supplies	90,774	85,255

Total current inventories	$90,774	$91,138

Stockpiles:
Current	$2,041	$1,518

Non-Current	$196,811	$148,007

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

NOTE 5    PROPERTY, PLANT AND MINE DEVELOPMENT

	At December 31,
	2002	2001
	(in thousands of US$)
Machinery and equipment	1,362,036	1,316,319
Buildings and infrastructure	443,533	445,887
Mine development	157,641	157,642
Construction-in-progress	40,127	45,362

	2,003,337	1,965,210
Accumulated depreciation, depletion and amortization	(344,425)	(227,705)

Property, plant and mine development—net	$1,658,912	$1,737,505

NOTE 6    INTANGIBLE MINERAL INTERESTS

	At December 31,
	2002	2001
	(in thousands of US$)
Intangible production stage mineral interests	$219,509	$219,509
Accumulated amortization	(31,215)	(16,679)

Intangible mineral interests—net	$188,294	$202,830

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NUSA TENGGARA PARTNERSHIP V.O.F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION (Registrant)

Date: October 24, 2003	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 24, 2003	/s/ DAVID W. PEAT
David W. Peat Vice President and Global Controller (Principal Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit Number		Description

2(a)	—	Arrangement Agreement, dated as of November 14, 2001, by and between Franco-Nevada Mining Corporation Limited and Newmont Mining Corporation (now known as “Newmont USA Limited”). Incorporated by reference to Exhibit 2.1 to the Issuer’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2(b)	—	Deeds of Undertaking, dated as of November 14, 2001, November 14, 2001, and December 10, 2001, by and between Newmont Mining Corporation (now known as “Newmont USA Limited”) and Normandy Mining Limited. Incorporated by reference to Exhibit 2.2 to the Issuer’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2(c)	—	Agreement and Plan of Merger, dated as of January 8, 2002, by and among Newmont Mining Corporation (now known as “Newmont USA Limited”), the Issuer and Delta Acquisitionco Corp. Incorporated by reference to Exhibit 2.3 to the Issuer’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

3(a)	—	Certificate of Incorporation of Issuer. Incorporated herein by reference to Appendix F to the Issuer’s Registration Statement on Form S-4 (File No. 333-76506), filed with the Securities and Exchange Commission on January 10, 2002.

3(b)	—	Certificate of Elimination of Series A Junior Participating Preferred Stock of Registrant. Incorporated herein by reference to Exhibit 3.2 to the Issuer’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(c)	—	Certificate of Designations of Special Voting Stock. Incorporated herein by reference to Exhibit 3.3 to the Issuer’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(d)	—	Certificate of Amendment to the Certificate of Incorporation of Issuer. Incorporated herein by reference to Exhibit 3.4 to the Issuer’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on
February 15, 2002.

3(e)	—	Certificate of Designations of $3.25 Convertible Preferred Stock of Issuer. Incorporated herein by reference to Exhibit 3.6 to the Issuer’s Registration Statement on Form 8-A relating to the registration of its $3.25 convertible preferred stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(f)	—	Certificate of Designations of Series A Junior Participating Preferred Stock of Issuer. Incorporated herein by reference to Exhibit 3.1 to the Issuer’s Registration Statement on Form 8-A, relating to the registration of its preferred stock purchase rights, filed with the Securities and Exchange Commission on February 15, 2002.

3(g)	—	By-laws of the Issuer. Incorporated by reference to Exhibit 3(g) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

4(a)	—	Rights Agreement, dated as of February 13, 2002, between the Issuer and Mellon Investor Services LLC (which includes the form of Certificate of Designations of Series B Junior Preferred Stock of the Company as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C). Incorporated herein by reference to Exhibit 4.1 to the Issuer’s Registration Statement on Form 8-A, relating to the registration of its preferred stock purchase rights, filed with the Securities and Exchange Commission on February 15, 2002.

Exhibit Number		Description

4(b)	—	Indenture dated March 23, 1992 between Newmont Mining Corporation (now known as “Newmont USA Limited”) and Bank of Montreal Trust Company. Incorporated by reference to Exhibit 4 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

4(c)	—	First Supplemental Indenture dated May 15, 2000, between Newmont Mining Corporation (now known as “Newmont USA Limited”) and The Bank of New York (as successor to Bank of Montreal Trust Company). Incorporated by reference to Exhibit 4(c) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

4(d)	—	Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4(e)	—	Lease dated as of September 30, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and Shawmut Bank Connecticut, National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4(f)	—	Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4(g)	—	See footnote (1).

10(a)	—	1987 Key Employees Stock Option Plan as amended as of October 25, 1993. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 1993.

10(b)	—	1992 Key Employees Stock Plan as amended as of October 25, 1993. Incorporated by reference to Exhibit 10(p) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993.

10(c)	—	1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(d)	—	1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit Number		Description

10(e)	—	Agreement dated October 15, 1993, effective November 1, 1993, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

10(f)	—	Amendment No. 1, dated June 24, 1997, to Agreement dated October 15, 1993, effective November 1, 1993, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10(g)	—	Amendment No. 2, dated November 28, 2000, to Agreement dated October 15, 1993, effective November 1, 1993, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10(h) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

10(h)	—	Employment Agreement dated January 1, 2001, by and between Newmont Mining Corporation and Ronald C. Cambre. Incorporated by reference to Exhibit 10(i) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

10(i)	—	Agreement dated September 8, 1998, effective August 6, 1998, between Newmont Gold Company and Lawrence T. Kurlander. Incorporated by reference to Exhibit 10 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10(j)	—	Agreement dated as of February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Current Report on Form 8-K, dated July 12, 1999.

10(k)	—	Newmont Mining Corporation Annual Incentive Compensation Plan (Effective as of January 1, 2002), see footnote (2).

10(l)	—	Newmont Mining Corporation Intermediate Term Incentive Compensation Plan (Amended and Restated Generally Effective as of January 1, 2002), see footnote (2).

10(m)	—	Executive Change of Control Severance Plan dated as of February 1, 1999. Incorporated by reference to Exhibit 10(n) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(n)	—	Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as Amended and Restated as of May 17, 2000. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10(o)	—	Agreement dated September 15, 1999, among Newmont Mining Corporation, Newmont Gold Company and Bruce D. Hansen. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(p)	—	Agreement dated August 20, 1999, between Newmont Gold Company and John A. S. Dow, as Executive, and Executive’s Spouse. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(q)	—	Agreement dated February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and Lawrence T. Kurlander. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10(r)	—	Agreement dated February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and certain executive officers. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Exhibit Number		Description

10(s)	—	Letter Agreement dated May 6, 1993, between Newmont Gold Company and Wayne W. Murdy. Incorporated by reference to Exhibit 10 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

10(t)	—	Letter Agreement dated March 23, 2001, between Wayne W. Murdy and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(v) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

10(u)	—	Escrow Agreement dated as of November 14, 2001, among Seymour Schulich and Nevada Capital Corporation Limited and Gowling Lafleur Henderson LLP and Newmont Mining Corporation. Incorporated by reference to Exhibit 10(z) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(v)	—	Escrow Agreement dated as of November 14, 2001, among Pierre Lassonde and Lassonde Family Trust and Firelight Investments, Inc. and Gowling Lafleur Henderson LLP and Newmont Mining Corporation. Incorporated by reference to Exhibit 10(aa) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(w)	—	Employment Agreement effective as of February 16, 2002, between Newmont Global Employment Limited Partnership and Pierre Lassonde. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for period ended June 30, 2002, filed August 14, 2002.

10(x)	—	Consulting Agreement effective as of April 1, 2002, between Newmont Capital Limited and Seymour Schulich, see footnote (2).

10(y)	—	Consulting Agreement effective as of May 16, 2002, between Newmont International Services Limited and Ronald C. Cambre, see footnote (2).

12.1	—	Statement re Computation of Ratio of Earnings to Fixed Charges, see footnote (2).

16	—	Letter of Arthur Andersen LLP to the Securities and Exchange Commission dated June 4, 2002 pursuant to Item 304(a)(3) of Regulation S-K. Incorporated by reference to Newmont Mining Corporation’s Current Report on Form 8-K/A filed June 4, 2002.

18	—	Letter from Pricewaterhouse Coopers LLP to Newmont Mining Corporation’s board of directors regarding its concurrence with management concerning the adoption of a preferable accounting principle in conformity with Accounting Principles Board Opinion No. 20. Incorporated by reference to Exhibit 18.1 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed November 14, 2002.

21	—	Subsidiaries of Newmont Mining Corporation, see footnote (2).

23	—	Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—	Power of Attorney, see footnote (2).

31.1	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.

32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.

(1)	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.
(2)	Filed with original Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 27, 2003.