Form 10-Q/A
period 2003-03-31
NEWMONT MINING CORP /DE/
filed 2003-10-24
CIK 1164727

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share)
Revenues
Sales—gold	$714,556	$482,234
Sales—base metals, net	19,433	9,370
Royalties	14,480	3,800

	748,469	495,404

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	399,009	328,535
Base metals	15,362	10,705
Depreciation, depletion and amortization	130,593	102,186
Exploration and research	21,472	11,567
General and administrative	26,410	21,315
Other	22,019	870

	614,865	475,178

Other income (expense)
Gain on investments, net	84,337	—
Gain on gold commodity derivative instruments, net	55,025	6,331
Loss on extinguishment of debt	(19,530)	—
Dividends, interest, foreign currency exchange and other income	31,839	415
Interest expense, net of capitalized interest of $1,290 and $1,222, respectively	(29,946)	(31,137)

	121,725	(24,391)

Pre-tax income (loss) before minority interest, equity income and impairment of affiliates and cumulative effect of a change in accounting principle	255,329	(4,165)
Income tax expense	(62,563)	(1,188)
Minority interest in income of subsidiaries	(37,789)	(10,550)
Equity (loss) income and impairment of affiliates	(3,189)	1,404

Net income (loss) before cumulative effect of a change in accounting principle	151,788	(14,499)
Cumulative effect of a change in accounting principle, net of tax of $11,188 and ($4,147), respectively	(34,533)	7,701

Net income (loss)	117,255	(6,798)
Preferred stock dividends	—	(1,869)

Net income (loss) applicable to common shares	$117,255	$(8,667)

Net income (loss)	$117,255	$(6,798)
Other comprehensive income, net of tax	41,029	27,878

Comprehensive income	$158,284	$21,080

Net income (loss) per common share before cumulative effect of a change in accounting principle, basic and diluted	$0.38	$(0.06)
Cumulative effect of a change in accounting principle per common share, basic and diluted	(0.09)	0.03

Net income (loss) per common share, basic and diluted	$0.29	$(0.03)

Basic weighted average common shares outstanding	401,890	281,467

Diluted weighted average common shares outstanding	404,219	281,467

Cash dividends declared per common share	$0.04	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2003	December 31, 2002
	(in thousands)
ASSETS
Cash and cash equivalents	$380,316	$401,683
Marketable securities - short-term	12,024	13,188
Accounts receivable	27,519	44,510
Inventories	256,370	169,324
Stockpiles and ore on leach pads	246,843	328,993
Prepaid taxes	19,365	28,335
Derivative instruments	1,446	4,575
Deferred stripping costs - short term	30,184	32,085
Deferred income tax assets	47,912	51,451
Other current assets	38,977	39,112

Current assets	1,060,956	1,113,256
Property, plant and mine development, net	2,360,336	2,317,880
Mineral interests and other intangible assets, net	1,408,284	1,415,348
Investments	820,500	1,155,852
Marketable securities - long-term	266,444	—
Deferred stripping costs - long-term	31,565	23,302
Long-term stockpiles and ore on leach pads	228,828	199,761
Derivative instruments	3,986	3,022
Deferred income tax assets	834,886	761,428
Other long-term assets	146,704	140,093
Goodwill	3,006,086	3,024,576

Total assets	$10,168,575	$10,154,518

LIABILITIES
Current portion of long-term debt	$82,858	$115,322
Accounts payable	126,879	105,277
Deferred income tax liabilities	7,478	28,469
Derivative instruments	53,371	74,999
Other accrued liabilities	431,695	369,396

Current liabilities	702,281	693,463
Long-term debt	1,577,054	1,701,282
Reclamation and remediation liabilities	423,617	288,536
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	189,925	388,659
Deferred income tax liabilities	678,042	656,452
Employee related benefits	225,777	234,103
Other long-term liabilities	369,747	364,376

Total liabilities	4,220,284	4,380,712

Commitments and contingencies (Notes 11 and 17)
Minority interest in subsidiaries	375,124	354,558

STOCKHOLDERS’ EQUITY
Preferred stock—$5.00 par value; Authorized—5.0 million shares Issued and outstanding—none	—	—
Common stock—$1.60 par value; Authorized—750 million shares at each period, respectively Issued and outstanding—
Common: 353.8 million and 353.2 million shares issued, less 59 thousand and 9 thousand treasury shares, respectively Exchangeable: 55.9 million shares, less 7.5 million and 7.1 million redeemed shares, respectively	566,276	565,019
Additional paid-in capital	5,032,846	5,038,468
Accumulated other comprehensive loss	(22,997)	(64,026)
Retained deficit	(2,958)	(120,213)

Total stockholders’ equity	5,573,167	5,419,248

Total liabilities and stockholders’ equity	$10,168,575	$10,154,518

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Operating activities:
Net income (loss)	$117,255	$(6,798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	130,593	102,186
Amortization of deferred stripping costs, net	(6,362)	6,049
Deferred tax benefit	(35,400)	(4,293)
Foreign currency exchange (gain) loss	(19,973)	3,621
Minority interest, net of dividends	37,789	10,550
Undistributed (gains) losses of affiliated companies	8,514	(1,404)
Write-down of inventories, stockpiles and ore on leach pads	7,688	8,253
Cumulative effect of a change in accounting principle, net of tax	34,533	(7,701)
Loss on extinguishment of debt	19,530	—
Gain on investments, net	(84,337)	—
Loss (gain) on sale of assets and other	1,168	(4,451)
Gain on gold commodity derivative instruments, net	(64,849)	(6,331)
(Increase) decrease in operating assets:
Accounts receivable	5,855	18,920
Inventories	(23,480)	5,305
Other assets	(1,991)	16,642
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	61,018	(40,744)
Derivatives	(17,328)	(9,776)
Early settlement of derivatives classified as cash flow hedges	(32,779)	—
Other liabilities	(1,448)	(18,873)

Net cash provided by operating activities	135,996	71,155

Investing activities:
Additions to property, plant and mine development	(81,311)	(51,830)
Advances to joint ventures and affiliates	(56,224)	(24,750)
Proceeds from sale of short-term investments	—	406,731
Proceeds from the sale of TVX Newmont Americas	170,625	—
Early settlement of other derivatives	(4,097)	—
Cash consideration for Normandy shares	—	(440,528)
Cash received from acquisitions, net of transaction costs	—	422,215
Proceeds from asset sales and other	2,381	269

Net cash provided by investing activities	31,374	312,107

Financing activities:
Proceeds from long-term debt	—	450,431
Repayment of long-term debt	(182,787)	(475,244)
Dividends paid on common and preferred stock	(16,089)	(13,792)
Proceeds from stock issuance and other	934	15,739

Net cash used in financing activities	(197,942)	(22,866)

Effect of exchange rate changes on cash	9,205	1,731

Net change in cash and cash equivalents	(21,367)	362,127
Cash and cash equivalents at beginning of period	401,683	149,431

Cash and cash equivalents at end of period	$380,316	$511,558

Supplemental information:
Interest paid, net of amounts capitalized of $1,290 and $1,222, respectively	$29,557	$31,916
Income taxes paid	$21,560	$13,974

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The following interim Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature, except for the effects of the February 2002 acquisitions. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Newmont included in its Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For information purposes only, the following unaudited pro forma data reflects the consolidated results of operations of Newmont as if the acquisitions of Franco-Nevada and Normandy had taken place on January 1, 2002 (unaudited, in millions, except per share data):

Three months ended March 31, 2002
Revenues	$651.3
Net loss applicable to common shares before cumulative effect of a change in accounting principle	$(149.7)
Net loss applicable to common shares	$(142.0)
Basic and diluted loss per common share before cumulative effect of a change in accounting principle	$(0.38)
Basic and diluted loss per common share	$(0.36)
Basic and diluted weighted average common shares outstanding	393.9

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

(3)    INVENTORIES

	At March 31, 2003	At December 31, 2002
	(unaudited, in thousands)
Current:
In-process	$115,814	$46,435
Precious metals	32,277	19,467
Materials and supplies	106,782	103,310
Other	1,497	112

	$256,370	$169,324

Write-downs of inventories included in Costs applicable to sales totaled $5.8 million and $1.5 million for the first quarters of 2003 and 2002, respectively. Write-downs in 2003 include write-downs of precious metals inventory of $1.3 million at Minahasa, $0.7 million at Bronzewing, $0.6 million at Martha and $3.2 million at Golden Grove. Write-downs in 2002 primarily related to $1.1 million for in-process inventories at Nevada.

(4)    STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2003	At December 31, 2002
	(unaudited, in thousands)
Current:
Stockpiles	$102,974	$104,997
Ore on leach pads	143,869	223,996

	$246,843	$328,993

Long-term:
Stockpiles	$147,082	$136,116
Ore on leach pads	81,746	63,645

	$228,828	$199,761

Write-downs of stockpiles and ore on leach pads included in Costs applicable to sales totaled $1.9 million and $6.8 million for the first quarters of 2003 and 2002, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Stockpile and ore on leach pad write-downs in 2003 included $0.9 million at Martha for stockpiles and $0.8 million and $0.2 million, respectively, for stockpiles and ore on leach pads at Nevada. Write-downs in 2002 primarily related to $6.7 million for stockpiles at Nevada.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    GAIN ON INVESTMENTS, NET

Gain on investments for the three months ended March 31, 2003 and 2002 is summarized as follows:

	Three months ended March 31,
	2003	2002
Gain on exchange of Echo Bay shares for Kinross marketable securities	$84,337	$—

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    DEFERRED STRIPPING COSTS

Movements in the deferred stripping costs balance were as follows:

	At March 31, 2003	At December 31, 2002
	(unaudited, in thousands)
Opening balance	$55,387	$91,631
Additions	40,566	65,371
Amortization	(34,204)	(101,615)

Closing balance	$61,749	$55,387

(7)    PROPERTY, PLANT AND MINE DEVELOPMENT

	At March 31, 2003			At December 31, 2002
	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(unaudited, in thousands)
Land	$72,236	$—	$72,236	$71,521	$—	$71,521
Buildings and equipment	4,171,224	(2,480,413)	1,690,811	4,129,292	(2,376,431)	1,752,861
Mine development	1,073,584	(639,671)	433,913	1,005,166	(580,594)	424,572
Asset retirement cost	131,493	(65,790)	65,703	—	—	—
Construction-in-progress	97,673	—	97,673	68,926	—	68,926

Total	$5,546,210	$(3,185,874)	$2,360,336	$5,274,905	$(2,957,025)	$2,317,880

Leased assets included above in property, plant and mine development are as follows: Leased assets	$361,889	$(154,231)	$207,658	$361,889	$(146,884)	$215,005

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    MINERAL INTERESTS AND OTHER INTANGIBLE ASSETS

	At March 31, 2003			At December 31, 2002
	Carrying Value	Accumulated Amortization	Net Book Value	Carrying Value	Accumulated Amortization	Net Book Value
	(unaudited, in thousands)
Mineral Interests:
Production stage
Mineral interests	$793,949	$(346,538)	$447,411	$712,098	$(325,822)	$386,276
Royalties–net smelter returns	223,089	(16,225)	206,864	222,614	(12,751)	209,863
Royalties–net profit interest	17,767	(3,294)	14,473	17,340	(3,231)	14,109

	1,034,805	(366,057)	668,748	952,052	(341,804)	610,248

Development stage
Mineral interests	114,832	—	114,832	92,757	—	92,757
Royalties–net smelter returns	1,420	—	1,420	1,321	—	1,321
Royalties–net profit interest	6,363	(68)	6,295	5,921	(50)	5,871

	122,615	(68)	122,547	99,999	(50)	99,949

Exploration stage
Mineral interests	542,435	(10,602)	531,833	632,284	(8,449)	623,835
Royalties-net smelter returns	5,751	(394)	5,357	5,700	(314)	5,386

	548,186	(10,996)	537,190	637,984	(8,763)	629,221

Total mineral interests	1,705,606	(377,121)	1,328,485	1,690,035	(350,617)	1,339,418

Oil and Gas:
Producing property
Royalties–net refining returns	40,798	(4,831)	35,967	37,964	(3,842)	34,122
Working interest	19,805	(1,713)	18,092	18,430	(1,400)	17,030

	60,603	(6,544)	54,059	56,394	(5,242)	51,152

Non-producing property
Royalties– net refining returns	5,106	—	5,106	4,751	—	4,751
Working interest	7,619	—	7,619	7,090	—	7,090

	12,725	—	12,725	11,841	—	11,841

Total oil and gas	73,328	(6,544)	66,784	68,235	(5,242)	62,993

Other	13,015	—	13,015	12,937	—	12,937

Total	$1,791,949	$(383,665)	$1,408,284	$1,771,207	$(355,859)	$1,415,348

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    LONG-TERM DEBT

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

(11)    RECLAMATION AND REMEDIATION

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below presents the impact of the accounting change for the three-month period ended March 31, 2003 and the pro forma effect for the three-month period ended March 31, 2002 as if the change had been in effect for that period (unaudited, in thousands, except per share data):

	Three months ended
Increase/(decrease) to net income	March 31, 2003	March 31, 2002 (Pro forma)
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	$5,302	$153
Base Metals	90	—
Depreciation, depletion, and amortization	(3,413)	(3,307)
Income tax (expense) benefit	(693)	1,104
Minority interest	(958)	627
Equity loss of affiliate	(480)	(340)

Net income (loss) before cumulative effect of a change in accounting principle	$(152)	$(1,763)

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$(0.01)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(12)    SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at March 31, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Convertible Put Options and Other Instruments:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	March 31, 2003	December 31, 2002
(A$ denomitated)								US$ (000)

Floating Convertible Put Options:
Ounces	—	—	—	—	42	982	1,024	$(56,963)	$(102,952)
Average price	$—	$—	$—	$—	$376	$405	$404

Knock-out/knock-in Contracts:
Ounces	46	37	49	—	—	—	132	$(3,619)	$(6,794)
Average price	$331	$331	$331	$—	$—	$—	$331

Indexed Forward Contracts:
Ounces	—	—	33	65	65	33	196	$(12,482)	$(15,740)
Average price	$—	$—	$325	$325	$325	$325	$325

Total:
Ounces	46	37	82	65	107	1,015	1,352	$(76,064)	$(125,486)
Average price	$331	$331	$329	$325	$345	$402	$385

Sold Convertible Put Options

Newmont had the following gold convertible put option contracts and other instruments outstanding at March 31, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Sold Convertible Put OptionsContracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	March 31, 2003	December 31, 2002
(A$ denomitated)								US$ (000)
Ounces	—	30	60	60	60	30	240	$7,596	$14,295
Average price	$—	$353	$356	$359	$362	365	$359

Sold Put Options

Newmont had the following sold put option contracts and other instruments outstanding at March 31, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Sold Put OptionsContracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	March 31, 2003	December 31, 2002
(A$ Denominated)								US$ (000)
Ounces	—	—	48	64	64	32	208	$(4,690)	$—
Average price	$—	$—	$350	$354	$359	$362	$356

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    STATEMENT OF COMPREHENSIVE INCOME (LOSS)

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

(14)    DIVIDENDS, INTEREST, FOREIGN CURRENCY EXCHANGE AND OTHER INCOME

	Three Months Ended March 31,
	2003	2002
	(unaudited, in thousands)
Interest income	$2,205	$2,796
Foreign currency exchange gains (losses)	24,706	(7,626)
Loss on sale of marketable securities	—	(368)
Gain on sale of exploration properties	1,273	1,736
Insurance settlements	—	3,500
Other	3,655	377

Total	$31,839	$ 415

(15)    ACCOUNTING CHANGES

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

Reclamation and Remediation

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, which established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted as required on January 1, 2003. See Note 11 for complete disclosure of the impact of adopting SFAS 143.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

Three Months Ended March 31, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$221.0	$40.3	$261.3	$229.5	$20.7	$250.2	$25.8	$124.6	$150.4
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loss on extinguishment of debt	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.4	$—	$0.4	$—	$1.3	$1.3
Interest expense	$—	$—	$—	$1.4	$—	$1.4	$—	$8.9	$8.9
Exploration and research expense	$3.3	$—	$3.3	$1.9	$—	$1.9	$0.3	$1.4	$1.7
Depreciation, depletion and amortization	$31.6	$10.2	$41.8	$35.5	$2.1	$37.6	$5.6	$22.0	$27.6
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$37.4	$3.0	$40.4	$104.1	$5.7	$109.8	$11.1	$(3.5)	$7.6
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$1.2	$1.2
Cumulative effect of a change in accounting principal, net of tax	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(1.1)	$(0.3)
Amortization of deferred stripping, net	$(6.6)	$(0.1)	$(6.7)	$—	$—	$—	$—	$(1.0)	$(1.0)
Capital expenditures	$20.4	$0.4	$20.8	$35.4	$0.5	$35.9	$1.6	$10.1	$11.7
Deferred stripping costs	$43.9	$6.5	$50.4	$—	$—	$—	$—	$10.9	$10.9
Total assets	$1,488.8	$138.6	$1,627.4	$1,203.4	$29.6	$1,233.0	$180.5	$1,578.2	$1,758.7

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$21.2	$31.5	$714.6	$19.4	$—	$—	$—	$734.0
Royalties	$—	$—	$—	$—	$—	$14.5	$—	$14.5
Gain on investments, net	$—	$—	$—	$—	$—	$84.3	$—	84.3
Loss on extinguishment of debt	$—	$—	$—	$—	$—	$(19.5)	$—	$(19.5)
Interest income	$—	$—	$1.7	$—	$—	$0.1	$0.4	$2.2
Interest expense	$0.2	$—	$10.5	$—	$—	$—	$19.4	$29.9
Exploration and research expense	$—	$1.8	$8.7	$0.7	$7.4	$—	$4.7	$21.5
Depreciation, depletion and amortization	$2.6	$7.2	$116.8	$7.1	$0.8	$4.7	$1.2	$130.6
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$9.8	$2.2	$169.8	$(3.8)	$(8.1)	$73.5	$23.9	$255.3
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(11.7)	$(11.7)
Equity income of affiliates	$—	$—	$1.2	$—	$—	$—	$7.3	$8.5
Cumulative effect of a change in accounting principal, net of tax	$(1.3)	$(3.2)	$(55.2)	$(0.2)	$—	$—	$20.9	$(34.5)
Amortization of deferred stripping, net	$—	$(1.3)	$(6.4)	$—	$—	$—	$—	$(6.4)
Capital expenditures	$0.5	$6.3	$75.2	$2.2	$0.1	$—	$3.8	$81.3
Deferred stripping costs	$—	$0.5	$61.8	$—	$—	$—	$—	$61.8
Total assets	$104.7	$173.4	$4,897.2	$245.3	$1,276.7	$2,262.2	$1,487.2	$10,168.6

Newmont has made corrections for certain misclassifications resulting from clerical errors that existed in the disclosure of Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect by segment for the three months ended March 31, 2003; the corrections resulted in an increase of $7.6 million,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$7.6 million and $3.9 million for Nevada, Other Australia and Corporate and Other, respectively, and a decrease of $19.1 million in Merchant Banking. Furthermore, Newmont has reclassified the $11.7 million Equity loss and impairment of Australian Magnesium Corporation from Other Australia to Corporate and Other.

Three Months Ended March 31, 2002

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	TotalSouth America	Pajingo	Other Australia	Total Australia
Sales, net	$176.3	$35.6	$211.9	$140.2	$19.9	$160.1	$16.8	$56.2	$73.0
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.1	$—	$0.1	$0.2	$1.4	$1.6
Interest expense	$0.1	$—	$0.1	$2.9	$0.1	$3.0	$0.2	$5.9	$6.1
Exploration and research expense	$2.4	$—	$2.4	$1.8	$0.4	$2.2	$0.2	$0.6	$0.8
Depreciation, depletion and amortization	$26.8	$8.6	$35.4	$35.0	$3.1	$38.1	$3.5	$12.0	$15.5
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$(8.9)	$2.4	$(6.5)	$27.7	$4.9	$32.6	$7.8	$(11.8)	$(4.0)
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$6.3	$(0.3)	$6.0	$—	$—	$—	$—	$—	$—
Cumulative effect	$0.9	$7.2	$8.1	$—	$—	$—	$(0.4)	$—	$(0.4)
Capital expenditures	$8.7	$3.2	$11.9	$26.4	$0.2	$26.6	$2.1	$5.3	$7.4
Total assets	$1,811.5	$180.0	$1,991.5	$1,054.6	$45.6	$1,100.2	$264.0	$2,211.4	$2,475.4

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$15.2	$22.0	$482.2	$9.4	$—	$—	$—	$491.6
Royalties	$—	$—	$—	$—	$—	$3.8	$—	$3.8
Interest income	$—	$—	$1.7	$—	$—	$0.8	$0.3	$2.8
Interest expense	$0.1	$—	$9.3	$—	$—	$—	$21.8	$31.1
Exploration and research expense	$—	$—	$5.4	$0.1	$3.4	$—	$2.7	$11.6
Depreciation, depletion and amortization	$2.3	$5.4	$96.7	$0.3	$1.5	$2.2	$1.5	$102.2
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$5.4	$2.3	$29.5	$(1.3)	$(4.9)	$1.3	$(28.8)	$(4.2)
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$(0.5)	$1.9	$1.4
Amortization of deferred stripping, net	$—	$—	$6.0	$—	$—	$—	$—	$6.0
Cumulative effect	$—	$—	$7.7	$—	$—	$—	$—	$7.7
Capital expenditures	$1.9	$0.8	$48.6	$1.6	$0.2	$—	$1.4	$51.8
Total assets	$108.0	$541.2	$6,216.3	$534.3	$230.8	$2,082.2	$1,056.2	$10,117.8

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    COMMITMENTS AND CONTINGENCIES

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

Operating Segments

The Company’s operating segments are identified in Note 16. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 17 relate to the Corporate and Other category. The Newmont Madencilik A.S. matters are related to the Other International operating segment. The Nevada Operations matters under Newmont USA Limited are related to the Nevada operating segment. The Minera Yanacocha matters are related to the Yanacocha operating segment. The Yandal Gold Pty Ltd. and the Newmont Australia Limited are related to the Other Australia operating segment.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 10, 2001, Minera Yanacocha, various wholly owned subsidiaries of Newmont, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the elemental mercury spill incident. This action was dismissed by the Denver District Court on May 22, 2002, and this ruling was reaffirmed by the court on July 30, 2002. Plaintiffs’ attorneys have appealed this dismissal.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes with under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, but many of which are the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company will undergo a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation of the rules or the application of certain rules to the Company’s business conducted within the country involved. As of March 31, 2003 and December 31, 2002 the Company has income taxes (and related interest and penalties, if applicable) in the amount of $321.5 million. This amount represents what the Company believes will be the probable outcome from the settlement of such disputes for all tax years for which additional income taxes can be assessed.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2003 and December 31, 2002, there were $195.0 million and $177.0 million of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in the Financing Activities section of Management’s Discussion and Analysis of Results of Operations and Financial Condition). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)    PRO FORMA STOCK OPTION COMPENSATION EXPENSE

The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost has been recognized for its stock options. Had compensation cost for the options been determined based on market value at grant dates in 2003 and 2002 as prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been the pro forma amounts indicated below (in millions, except per share):

	Three Months Ended March 31,
	2003	2002
Net income (loss) applicable to common shares
As reported	$117.3	$(8.7)
SFAS 123 expense	(2.8)	(1.7)

Pro forma	$114.5	$(10.4)

Net income (loss) per share, basic and diluted
As reported	$0.29	$(0.03)
SFAS 123 expense	(0.01)	(0.01)

Pro forma	$0.28	$(0.04)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

	Three Months Ended March 31, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$557.7	$156.9	$—	$714.6
Sales—base metals, net	—	—	19.4	—	19.4
Royalties	—	—	15.0	(0.5)	14.5

	—	557.7	191.3	(0.5)	748.5

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold		292.0	107.6	(0.6)	399.0
Base metals	—	—	15.4	—	15.4
Depreciation, depletion and amortization	—	87.5	43.1	—	130.6
Exploration and research	—	10.8	10.7	—	21.5
General and administrative	—	19.9	6.4	0.1	26.4
Other	—	24.6	4.9	(7.6)	21.9

	—	434.8	188.1	(8.1)	614.8

Other income (expense)
Gain on investments, net	—	—	91.9	(7.6)	84.3
Gain on gold commodity derivative instruments	—	—	55.0	—	55.0
Loss on extinguishment of debt	—	(14.3)	(5.2)	—	(19.5)
Dividends, interest, foreign, currency exchange and other income (loss)—intercompany	24.9	2.8	4.1	—	31.8
Dividends, interest, foreign curreny exchange and other income (loss)	4.9	4.2	3.9	(13.0)	—
Interest expense—intercompany	(2.2)	(3.4)	(7.4)	13.0	—
Interest, net of capitalized interest	(0.5)	(20.6)	(8.8)	—	(29.9)

	27.1	(31.3)	133.5	(7.6)	121.7

Pre-tax income before minority interest, equity income and impairment of affiliates, and cumulative effect of a change in accounting principle	27.1	91.6	136.7	—	255.4
Income tax expense	(9.5)	(20.9)	(32.2)	—	(62.6)
Minority interest in (income) loss of subsidiaries	—	(39.0)	(3.6)	4.8	(37.8)
Equity income (loss) and impairment of affiliates	99.6	7.4	4.2	(114.4)	(3.2)

Net income (loss) before cumulative effect of a change in accounting principle	117.2	39.1	105.1	(109.6)	151.8
Cumulative effect of a change in accounting principle, net of tax	—	(31.5)	(3.0)	—	(34.5)

Net income (loss)	117.2	7.6	102.1	(109.6)	117.3
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common shares	$117.2	$7.6	$102.1	$(109.6)	$117.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2002
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$403.9	$78.3	$—	$482.2
Sales—base metals, net	—	—	9.4	—	9.4
Royalties	—	0.6	3.4	(0.2)	3.8

	—	404.5	91.1	(0.2)	495.4

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	276.0	52.6	(0.1)	328.5
Base metals	—	—	10.7	—	10.7
Depreciation, depletion and amortization	—	81.1	21.1	—	102.2
Exploration and research	—	9.0	2.6	—	11.6
General and administrative	—	16.8	4.5	—	21.3
Other	—	3.0	(2.1)	—	0.9

	—	385.94	89.4	(0.1)	475.2

Other income (expense)
Gain on gold commodity derivative instruments	—	—	6.3	—	6.3
Dividends, interest, foreign currency exchange and other income (loss)—intercompany	—	0.5	2.1	(2.6)	—
Dividends, interest, foreign currency exchange and other income (loss)	—	5.1	(4.7)	—	0.4
Interest expense—intercompany	—	—	(2.9)	2.9	—
Interest, net of capitalized interest	—	(25.2)	(5.9)	—	(31.1)

	—	(19.6)	(5.1)	0.3	(24.4)

Pre-tax (loss) income before minority interest, equity income (loss) and impairment of affiliates, and cumulative effect of a change in accounting principle	—	(1.0)	(3.4)	0.2	(4.2)
Income tax benefit (expense)	—	1.7	(2.9)	—	(1.2)
Minority interest in (income) loss of subsidiaries	—	(10.7)	1.7	(1.5)	(10.5)
Equity income (loss) and impairment of affiliates	(6.8)	1.5	(1.5)	8.2	1.4

Net (loss) income before cumulative effect of a change in accounting principle	(6.8)	(8.5)	(6.1)	6.9	(14.5)
Cumulative effect of a change in accounting principle, net of tax	—	7.7	—	—	7.7

Net (loss) income	(6.8)	(0.8)	(6.1)	6.9	(6.8)
Preferred stock dividends	(1.9)	—	—	—	(1.9)

Net (loss) income applicable to common shares	$(8.7)	$(0.8)	$(6.1)	$6.9	$(8.7)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At March 31, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$257.2	$123.1	$—	$380.3
Marketable securities—short-term	—	0.6	11.4	—	12.0
Accounts receivable	6.9	11.9	160.3	(151.6)	27.5
Inventories	—	195	60.7	—	256.4
Stockpiles and ore on leach pads	—	220.4	26.4	—	246.8
Prepaid taxes	—	19.4	—	—	19.4
Derivative instruments	—	—	1.4	—	1.4
Deferred stripping costs—short-term	—	24.8	5.4	—	30.2
Deferred income tax assets	—	(3.8)	51.7	—	47.9
Other current assets	361.7	58.1	226.5	(607.3)	39.0

Current assets	368.6	784.3	666.9	(758.9)	1,060.9

Property, plant and mine development, net	—	1,968.2	392.1	—	2,360.3
Mineral interests and other intangible assets, net	—	263.5	1,144.8	—	1,408.3
Investments	—	610.0	1,062.8	(852.3)	820.5
Investment in subsidiaries	4,653.0	—	1,930.8	(6,583.8)	—
Marketable securities—long-term	—	—	266.4	—	266.4
Deferred stripping costs—long-term	—	25.6	6.0	—	31.6
Long-term stockpiles and ore on leach pads	—	206.5	22.3	—	228.8
Derivative instruments	—	—	4.0	—	4.0
Deferred income tax assets	25.4	481.3	328.2	—	834.9
Other long-term assets	0.9	337.7	37.2	(229.0)	146.8
Goodwill	—	93.7	2,912.4	—	3,006.1

Total assets	$5,047.9	$4,770.8	$8,773.9	$(8,424.0)	$10,168.6

Liabilities
Current portion of long-term debt	$—	$59.4	$23.5	$—	$82.9
Accounts payable	108.7	77.5	90.9	(150.2)	126.9
Deferred income tax liabilities	—	8.1	(0.6)	—	7.5
Derivative instruments	—	—	53.4	—	53.4
Other accrued liabilities	70.1	457.2	512.3	(608.0)	431.6

Current liabilities	178.8	602.2	679.5	(758.2)	702.3

Long-term debt	—	1,004.7	572.4	—	1,577.1
Reclamation and remediation liabilities	—	297.2	126.4	—	423.6
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	189.9	—	189.9
Deferred income tax liabilities	49.0	156.7	472.3	—	678.0
Employee related benefits	—	216.5	9.3	—	225.8
Other long-term liabilities	162.9	106.1	329.8	(229.0)	369.8

Total liabilities	390.7	2,437.2	2,379.6	(987.2)	4,220.3

Minority interest in subsidiaries	—	402.5	382.1	(409.5)	375.1

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	566.3	—	0.1	(0.1)	566.3
Additional paid-in capital	4,116.9	2,031.7	5,673.7	(6,789.5)	5,032.8
Accumulated other comprehensive (loss) income	(23.0)	(49.6)	(30.5)	80.1	(23.0)
Retained (deficit) earnings	(3.0)	(51.0)	308.2	(257.1)	(2.9)

Total stockholders’ equity	4,657.2	1,931.1	6,012.2	(7,027.3)	5,573.2

Total liabilities and stockholders’ equity	$5,047.9	$4,770.8	$8,773.9	$(8,424.0)	$10,168.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2002
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$165.1	$236.6	$—	$401.7
Marketable securities—short-term	—	0.6	12.6	—	13.2
Accounts receivable	14.2	43.1	184.4	(197.2)	44.5
Inventories	—	126.4	42.9	—	169.3
Stockpiles and ore on leach pads	—	308.9	20.1	—	329.0
Prepaid taxes	—	28.3	—	—	28.3
Derivative instruments	—	—	4.6	—	4.6
Deferred stripping costs—short-term	—	25.1	7.0	—	32.1
Deferred income tax assets	—	4.6	46.9	—	51.5
Other current assets	331.9	163.8	216.4	(673.0)	39.1

Current assets	346.1	865.9	771.5	(870.2)	1,113.3

Property, plant and mine development, net	—	1,947.4	370.5	—	2,317.9
Mineral interests and other intangible assets, net	—	243.6	1,171.7	—	1,415.3
Marketable securities—long-term	—	610.1	3,276.7	(2,731.0)	1,155.8
Investment in subsidiaries	4,516.9	—	—	(4,516.9)	—
Deferred stripping costs—long-term	—	18.6	4.7	—	23.3
Long-term inventories	—	171.1	28.7	—	199.8
Derivative instruments	—	—	3.0	—	3.0
Deferred income tax assets	—	481.1	280.3	—	761.4
Other long-term assets	1.0	338.3	28.0	(227.2)	140.1
Goodwill	—	93.7	2,930.9	—	3,024.6

Total assets	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

Liabilities
Current portion of long-term debt	$—	$91.5	$23.8	$—	$115.3
Accounts payable	115.9	81.4	104.9	(196.9)	105.3
Deferred income tax liabilities	—	26.9	1.6	—	28.5
Derivative instruments	—	—	75.0	—	75.0
Other accrued liabilities	48.3	486.3	508.2	(673.4)	369.4

Current liabilities	164.2	686.1	713.5	(870.3)	693.5

Long-term debt	—	1,090.1	611.2	—	1,701.3
Reclamation and remediation liabilities	—	168.0	120.5	—	288.5
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	388.7	—	388.7
Deferred income tax liabilities	49.0	155.2	452.2	—	656.4
Employee related benefits	—	232.8	1.3	—	234.1
Other long-term liabilities	161.0	95.1	335.6	(227.3)	364.4

Total liabilities	374.2	2,481.1	2,623.0	(1,097.6)	4,380.7

Minority interest in subsidiaries	—	379.3	365.1	(389.8)	354.6

Stockholders’ equity
Convertible preferred stock	—	—	60.7	(60.7)	—
Common stock	565.0	—	0.1	(0.1)	565.0
Additional paid-in capital	4,109.0	2,022.2	5,688.7	(6,781.5)	5,038.4
Accumulated other comprehensive income (loss)	(64.0)	(54.3)	(74.7)	129.0	(64.0)
Retained (deficit) earnings	(120.2)	(58.5)	203.1	(144.6)	(120.2)

Total stockholders’ equity	4,489.8	1,909.4	5,877.9	(6,857.9)	5,419.2

Total liabilities and stockholders’ equity	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income (loss)	$117.2	$7.6	$102.1	$(109.6)	$117.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(50.3)	188.6	(109.4)	—	28.9
Change in working capital	34.7	(12.6)	(31.4)	(0.09)	(10.2)

Net cash (used in) provided by operating activities	101.6	183.6	(38.7)	(110.5)	136.0

Investing activities:
Additions to property, plant and mine development	—	(60.2)	(21.1)	—	(81.3)
Advances to joint ventures and affiliates	—	—	(56.2)	—	(56.2)
Proceeds from sale of TVX Newmont Americas	—	—	170.6	—	170.6
Investments in affiliates and other	(99.0)	(6.4)	(5.9)	109.6	(1.7)

Net cash provided by (used in) investing activities	(99.0)	(66.6)	87.4	109.6	31.4

Financing activities:
Net borrowings (repayments)	10.6	(15.9)	(177.5)	—	(182.8)
Dividends paid on common and preferred stock	(14.1)	—	(2.0)	—	(16.1)
Proceeds from stock issuance and other	0.9	—	(0.9)	0.9	0.9

Net cash provided by (used in) financing activities	(2.6)	(15.9)	(180.4)	0.9	(198.0)

Effect of exchange rate changes on cash	—	(9.0)	18.2	—	9.2

Net change in cash and cash equivalents	—	92.1	(113.5)	—	(21.4)
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	$—	$257.2	$123.1	$—	$380.3

	Three Months Ended March 31, 2002
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income (loss)	$(11.3)	$(0.8)	$(6.1)	$11.4	$(6.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	—	90.2	16.3	—	106.5
Change in working capital	—	(39.6)	12.0	(0.9)	(28.5)

Net cash (used in) provided by operating activities	(11.3)	49.8	22.2	10.5	71.2

Investing activities:
Additions to property, plant and mine development	—	(40.9)	(10.9)	—	(51.8)
Proceeds from sale of short-term investments	—	—	406.7	—	406.7
Net cash effect of acquisitions	—	—	(18.3)	—	(18.3)
Investments in affiliates and other	11.3	(24.7)	0.3	(11.4)	(24.5)

Net cash provided by (used in) investing activities	11.3	(65.6)	377.8	(11.4)	312.1

Financing activities:
Net borrowings (repayments)	—	(23.7)	(1.1)	—	(24.8)
Dividends paid on common and preferred stock	(13.8)	—	—	—	(13.8)
Proceeds from stock issuance and other	13.8	183.3	(181.3)	—	15.8

Net cash provided by (used in) financing activities	—	159.6	(182.4)	—	(22.8)

Effect of exchange rate changes on cash	—	0.3	1.4	—	1.7

Net change in cash and cash equivalents	—	144.1	219.0	(0.9)	362.2
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$293.5	$219.0	$(0.9)	$511.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    SUBSEQUENT EVENTS

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

The table below presents the impact of the accounting change for the three-month period ended March 31, 2003 and the pro forma effect for the three-month period ended March 31, 2002 as if the change had been in effect for that period (unaudited, in thousands, except per share data):

	Three months ended
Increase/(decrease) to net income	March 31, 2003	March 31, 2002 (Pro forma)
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	$5,302	$153
Base metals	90	—
Depreciation, depletion, and amortization	(3,413)	(3,307)
Income tax (expense) benefit	(693)	1,104
Minority interest	(958)	627
Equity loss of affiliate	(480)	(340)

Net income (loss) before cumulative effect of a change in accounting principle	$(152)	$(1,763)

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$(0.01)

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

See reconciliation of total cash costs per ounce to Costs applicable to sales—gold on page 45.

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

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. With the exception of Nevada, Yanacocha, Kori Kollo, Martha and Golden Grove, such by-product sales have not been significant to the economics or profitability of the Company’s mining operations. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. A reconciliation of total cash costs to Costs applicable to sales in total and by segment is provided below.

Disclosure of total cash costs per ounce is intended to provide investors with information about the cash generating capacities of these mining operations. Newmont’s management uses this measure for the same purpose and for monitoring the performance of its gold mining operations. This information differs from measures of performance determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. This measure was developed in conjunction with gold mining companies associated with the Gold Institute in an effort to provide a level of comparability; however, Newmont’s measures may not be comparable to similarly titled measures of other companies.

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Mesquite		La Herradura		Golden Giant
For the Three Months Ended March 31,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$145.5	$154.4	$2.6	$2.4	$2.2	$2.9	$16.7	$13.7
Minority interest	—	—	—	—	—	—		—
Reclamation/accretion expenses	(1.2)	(1.5)	(0.1)	—	—	—	(0.5)	(0.3)
Non-cash inventory adjustment	—	(0.8)	—	—	—	—		—
Write-down of inventories, stockpiles and ore on leach pads	(1.0)	(7.9)	—	—	—	—		—
Other	(0.4)	—	—	—	—	—		—
Total cash cost for per ounce calculation	$142.9	$144.2	$2.5	$2.4	$2.2	$2.9	$16.2	$13.4
Equity ounces sold (000)	632.9	606.1	14.6	15.5	16.6	15.6	65.2	62.3
Equity cash cost per ounce sold	$226	$238	$173	$156	$128	$183	$249	$215

	Holloway		Total North America		Yanacocha		Kori Kollo
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$5.4	$5.6	$172.4	$179.0	$85.5	$69.2	$10.6	$11.5
Minority interest	—	—	—	—	(43.2)	(35.0)	(1.3)	(1.4)
Reclamation/accretion expense	(0.1)	(0.1)	(1.9)	(1.9)	(0.8)	(0.8)	(0.4)	(0.2)
Write-down of inventories, stockpiles and ore on leach pads	—	—	(1.0)	(7.9)	—	—	—	—
Non-cash inventory adjustment	—	—	—	(0.8)	—	—	—	—
Other	—	—	(0.4)	—	0.1	0.6	—	—
Total cash cost for per ounce calculation	$5.3	$5.5	$169.1	$168.4	$41.6	$34.0	$8.9	$9.9
Equity ounces sold (000)	18.1	27.9	747.4	727.4	335.1	248.1	51.8	60.6
Equity cash cost per ounce sold	$294	$194	$226	$231	$124	$137	$172	$163

	Total South America		Pajingo		Yandal		Tanami
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$96.1	$80.7	$8.4	$5.2	$39.7	$17.2	$31.6	$12.8
Minority interest	(44.5)	(36.4)	—	—	—	—	(4.4)	(1.7)
Reclamation/accretion expense	(1.2)	(1.0)	—	(0.2)	(0.7)	(0.5)	0.1	(0.2)
Write-down of inventories, stockpiles and ore on leach pads	—	—	—	—	(0.7)	(0.2)	—	—
Non-cash inventory adjustment	—	—	—	(0.6)	—	(0.5)	—	(0.3)
Other	0.1	0.6	—	—	—	—	—	—
Total cash cost for per ounce calculation	$50.5	$43.9	$8.4	$4.4	$38.3	$16.0	$27.3	$10.6
Equity ounces sold (000)	386.9	308.7	74.0	57.0	139.3	87.1	105.5	53.5
Equity cash cost per ounce sold	$130	$142	$113	$78	$275	$184	$257	$196

	Kalgoorlie		Total Australia		Minahasa		Martha
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$22.4	$10.8	$102.1	$46.0	$9.4	$8.3	$6.1	$2.9
Minority interest	—	—	(4.4)	(1.7)	—	—	(0.3)	—
Reclamation/accretion expense	(0.5)	(0.2)	(1.1)	(1.1)	—	—	(0.1)	(0.2)
Write-down of inventories, stockpiles and ore on leach pads	—	—	(0.7)	(0.2)	(1.3)	—	(1.4)	—
Non-cash inventory adjustment	—	(1.7)	—	(3.1)	—	—	—	(0.1)
Other	—	—	—	—	(0.5)	(0.5)	—	—
Total cash cost for per ounce calculation	$21.9	$8.9	$95.9	$39.9	$7.6	$7.8	$4.3	$2.6
Equity ounces sold (000)	89.0	41.1	407.8	238.7	31.7	41.8	19.6	14.5
Equity cash cost per ounce sold	$247	$214	$235	$167	$236	$183	$219	$185

	Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$4.4	$3.0	$8.6	$7.5	$28.5	$21.7	$399.1	$327.4
Minority interest	—	—	—	—	(0.3)	—	(49.2)	(38.1)
Reclamation/accretion expense	(0.1)	(0.1)	(0.1)	(0.1)	(0.3)	(0.4)	(4.5)	(4.4)
Write-down of inventories, stockpiles and ore on leach pads	—	—	—	—	(2.7)	—	(4.4)	(8.1)
Non-cash inventory adjustment	—	(0.3)	—	—	—	(0.4)	—	(4.3)
Other	—	—	—	—	(0.5)	(0.5)	(0.8)	0.1
Total cash cost for per ounce calculation	$4.3	$2.6	$8.5	$7.4	$24.7	$20.4	$340.2	$272.6
Equity ounces sold (000)	35.0	16.8	60.1	52.4	146.4	125.5	1,688.5	1,400.3
Equity cash cost per ounce sold	$126	$155	$142	$143	$169	$163	$201	$195

	Golden Grove		Kasese		Other Non-Gold		Consolidated
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$15.2	$8.6	$—	$2.0	$0.1	$1.3	$414.4	$339.3
Minority interest	—	—	—	—	—	—	(49.2)	(38.1)
Reclamation/accretion expense	(0.1)	—	—	—	—	—	(4.6)	(4.4)
Write-down of inventories, stockpiles and ore on leach pads	(3.3)	(0.2)	—	—	—	—	(7.7)	(8.3)
Non-cash inventory adjustment	—	—	—	—	—	—	—	(4.3)
Other	(11.8)	(8.4)	—	(2.0)	(0.1)	(1.3)	(12.7)	(11.6)
Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$340.2	$272.6
Equity ounces sold (000)	—	—	—	—	—	—	1,688.5	1,400.3
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$201	$195

North American Operations

Gold sales at the Nevada Operations in the first quarter of 2003 were 632,900 ounces at total cash costs of $226 per ounce, compared to 606,100 ounces in 2002 at total cash costs of $238 per ounce. Oxide production decreased 19% in the first quarter of 2003 compared to 2002 primarily due to the temporary shutdown of Mill 5 at Carlin and lower grade oxide ore at Twin Creeks, partially offset by a full quarter of production from the high-grade Midas operation that was acquired as part of the Normandy acquisition in February of 2002. Mill 5 is scheduled to recommence production in the second quarter of 2003. Refractory production increased 10% in the first quarter of 2003 compared to 2002 primarily due to increased throughput at the Carlin Roaster and higher throughput and higher grade ore at the Twin Creeks autoclaves, partially offset by lower production at the Lone Tree Complex primarily due to lower grade ore. Leach production in Nevada decreased 23% in the first quarter of 2003 compared to 2002 primarily because of a 28% decrease in tons placed on the pads, partially offset by an 8% increase in ore grade. These factors also contributed to a decrease of $12 per ounce in total cash costs in the first quarter of 2003 compared to 2002. Nevada’s silver by-product credits totaled $3.4 million and $1.9 million for the three months ended March 31, 2003 and 2002, respectively. Nevada’s gold sales for the year 2003 are expected to total approximately 2.6 million ounces with total cash costs of about $220 per ounce.

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

South American Operations

Sales at the 51.35%-owned Minera Yanacocha S.R.L. (“Yanacocha”) in Peru increased 35% in the first quarter of 2003 to 335,100 equity ounces from 248,100 equity ounces in the first quarter of 2002. Total cash costs per equity ounce decreased to $124 in the first quarter of 2003 from $137 in 2002. The 2003 increase in production and decrease in total cash costs per equity ounce are primarily attributable to a 35% increase in ore grade, primarily from the La Quinua pit, and a 7% increase in ore placed on the leach pads. By-product credits for the three months ended March 31, 2003 and 2002 were $2.7 million and $1.7 million, respectively. Yanacocha is expected to sell approximately 1.3 million equity ounces of gold for the year 2003 at total cash costs of about $120 per equity ounce.

At the 88%-owned Kori Kollo open-pit mine in Bolivia, gold sales totaled 51,800 equity ounces in the first quarter of 2003 at total cash costs of $172 per equity ounce, compared to 60,600 equity ounces in 2002 at a total cash costs of $163 per equity ounce. Lower-grade ore was the primary factor contributing to lower production and higher costs in 2003. By-product credits for the three months ended March 31, 2003 and 2002 were $0.8 million and $0.6 million, respectively. For the year 2003, equity gold sales are expected to total approximately 135,000 equity ounces at total cash costs of about $220 per equity ounce.

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

Equity sales at Martha, located in New Zealand, were 19,600 equity ounces at total cash costs per equity ounce of $219 during the first quarter of 2003 compa red to 14,500 equity ounces at total cash costs of $185 per equity ounce during the first quarter of 2002. Production increased in 2003 due to a full quarter of operations compared to a partial quarter in 2002 and a 9% increase in ore grade, partially offset by a longer-than-expected mill shutdown for maintenance. Total cash costs per equity ounce increased in 2003 because of higher maintenance costs related to the mill shutdown and pit wall remedial work. By-product credits for the three months ended March 31, 2003 and 2002 were $0.9 million and $0.4 million, respectively. Gold sales in 2003 are expected to be approximately 100,000 equity ounces at total cash costs of about $190 per equity ounce.

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

The wholly-owned Golden Grove copper/zinc operation in Western Australia, which was acquired as part of the Normandy acquisition, sold 21.3 million pounds of copper and 24.9 million pounds of zinc in the first quarter of 2003, compared to 10.1 million pounds of copper in the first quarter of 2002. There was no zinc production in the first quarter of 2002 due to the timing of dedicated campaigns for copper and zinc production. Production of copper increased in 2003 primarily as a result of a full quarter of operations compared to a partial quarter in 2002. Total cash costs during the first quarter of 2003 were $0.53 and $0.31 for copper and zinc, respectively, compared to $1.05 for copper in the first quarter of 2002. Lead and gold by-product credits were $1.6 million for the three months ended March 31, 2003. There were no comparable by-product credits for the three months ended March 31, 2002 due to the timing of the lead sales. As Golden Grove has a poly-metallic ore body, such by-product credits are expected to continue in the future and to vary from period-to-period based on the portions of the ore body being extracted at the time. Newmont anticipates Golden Grove will sell between 40 million and 45 million pounds of copper and 173.4 million pounds of zinc for the year 2003 at total cash costs per pound of $0.59 and $0.29, respectively.

Merchant Banking

Newmont’s Merchant Banking Segment is focused on managing the Company’s portfolio of operating, property and equity interests. In addition, Merchant Banking manages the Company’s royalty business and provides investment banking services to the Company.

On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition and through the efforts of the Merchant Banking Segment, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Cash proceeds of $170.6 million were received immediately after the close of the transaction. The remaining $9.4 million, originally held in escrow, were received subsequent to the end of the first quarter. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net in the Statement of Consolidated Operations. Newmont classifies its investment in Kinross as a long-term, available-for-sale marketable security. At March 31, 2003, the fair value of the Kinross investment was $266.4 million. During the three months ended March 31, 2003, a loss of $45.3 million, net of tax, was recorded in Other comprehensive income, net of tax for the change in market value of the investment. Newmont will continue to monitor the market value of its investment in Kinross. In the event that the decline in the market value of the Kinross shares continues in future periods, the Company will evaluate the need to recognize a loss for an other-than-temporary decline in the value of the investment.

Newmont’s Merchant Banking Segment holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or in-kind physical metal of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. Newmont earned $14.5 million of royalty revenue for the first quarter of 2003, compared to $3.8 million in the first quarter of 2002. The increase in the first quarter of 2003 is primarily attributable to a full quarter of operations compared to a partial first quarter in 2002 and higher prevailing gold and oil and gas market prices. Newmont expects to earn $40 million to $50 million in royalties for the full year 2003.

Exploration

Exploration and research expenditures were $21.5 million for the three months ended March 31, 2003 and $11.6 million for the three months ended March 31, 2002. Of these amounts, $14.1 million and $10.2 million, respectively, related to the activities of the Exploration Segment for the three months ended March 31, 2003 and 2002, respectively, with the balance in each year relating primarily to research and advanced project activities not managed by Newmont’s Exploration Segment.

Exploration expenditures reflect a full three months of exploration activity in 2003 for the combined Newmont and Normandy exploration programs, as compared to one and one-half months in 2002. Expenditures in 2003 also reflect higher funding of exploration activities by Newmont due to higher prevailing gold prices. Newmont is forecasting expenditures of approximately $85 million for the full year 2003. Exploration activities during the first quarter of 2003 have primarily focused on the Antonio and Corimayo deposits at Minera Yanacocha, the Gold Quarry and Dos Equis deposits in Nevada and various deposits at the Company’s Australian operations. Newmont updates its public disclosure of proven and probable reserves annually as of December 31 of each year. The Company will therefore discuss the additions to proven and probable reserves resulting from its 2003 exploration program in the Company’s 2003 Annual Report on Form 10-K. Newmont believes that exploration results to date in 2003 indicate the Company is on track to achieve its goal of replacing depletion of approximately 9.0 million ounces during the year.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia, Turkey and other foreign locations. The Company’s foreign operations sell their metal production based on a U.S. dollar gold price.

Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Such fluctuations do not have a material impact on the Company’s revenue since gold is sold throughout the world principally in U.S. dollars. Approximately 40% and 32% of Newmont’s total cash costs were paid in local currency in the three months ended March 31, 2003 and March 31, 2002, respectively. The percentage of total cash costs paid in foreign currencies increased in 2003 due to the acquisition of Normandy. The Company’s total cash costs are most impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations in the Company’s Consolidated Financial Statements. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future. The following chart demonstrates the impacts of variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign operations during each of the three months ended March 31, 2003 and March 31, 2002.

	Three months ended March 31, 2003			Three months ended March 31, 2002
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars
	(unaudited)
North America:
La Herradura	(19)%	$(154)	$(9)	6%	$65	$4
Golden Giant	5%	$819	$15	(4)%	$(551)	$(7)
Holloway	5%	$252	$17	(4)%	$(186)	$(8)
South America:
Minera Yanacocha	(1)%	$(78)	$—	2%	$153	$1
Kori Kollo	(9)%	$(379)	$(8)	(8)%	$(420)	$(6)
Australia(1):
Pajingo	13%	$888	$9	(2)%	$(103)	$(1)
Kalgoorlie	13%	$3,235	$31	(2)%	$(203)	$(2)
Yandal	13%	$3,811	$27	(2)%	$(375)	$(2)
Tanami	13%	$3,433	$21	(2)%	$(219)	$(2)
Other International:
Zarafshan-Newmont Joint Venture	(40)%	$(1,678)	$(27)	(108)%	$(4,978)	$(70)
Minahasa	13%	$32	$1	(4)%	$(79)	$(2)
Martha	13%	$766	$29	(2)%	$(50)	$(2)
Ovacik	(22)%	$(420)	$(8)	(56)%	$449	$(14)

In addition, the Company’s total cash costs at Golden Grove varied due to changes in the local currency exchange rates in relation to the U.S. dollar as follows:

Period	Foreign Currency	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase (decrease) to total cash costs in US Dollars (000)
Three months ended March 31, 2003	Australian dollars	13%	$1,265
Three months ended March 31, 2002	Australian dollars	(2)%	$(40)

In addition, the Company’s Equity income (loss) of affiliates varied due to increases or decreases in costs from changes in the local currency exchange rates in relation to the U.S. dollar at the Batu Hijau copper mine in Indonesia as follows:

Period	Foreign Currency	Percentage change in average local currency exchange rate; appreciation (devaluation)	Income (loss) within Equity income (loss) in affiliates, net (000)
Three months ended March 31, 2003	Indonesian Rupial	13%	$(916)
Three months ended March 31, 2002	Indonesian Rupial	(4)%	$228

We estimate that a 5% appreciation (devaluation) of the local currency exchange rate in relation to the U.S. dollar at Batu Hijau would decrease (increase) the Company’s projected Equity income (loss) of affiliates by approximately $1.4 million during 2003.

The Company does not believe that foreign currency exchange rates in relation to the U.S. dollar have had a material impact on its determination of proven and probable reserves in the past due, in part, to the Company’s use of conservative cut-off grade assumptions for pit and/or mine design. However, in the event that a sustained weakening in the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the Company believes that the amount of proven and probable reserves in the applicable foreign country would be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves would result primarily in reduced gold sales and increased depreciation, depletion and amortization calculated using the units-of-production method and, depending on the level of reduction, could also result in impairments of long-lived assets, mineral reserves and other intangible assets and/or goodwill.

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

Write-downs of inventories, stockpiles and ore on leach pads totaled $7.7 million and $8.3 million for the first quarters of 2003 and 2002, respectively. These write-downs related to lower of cost or net realizable value write-downs of inventory, stockpiles and ore on leach pads. Inventory write-downs in 2003 include write-downs of precious metals inventory of $1.3 million at Minahasa, $0.7 million at Bronzewing, $0.6 million at Martha and $3.2 million at Golden Grove. Inventory write-downs in 2002 primarily related to $1.1 million for in-process inventories at Nevada. Stockpile and ore on leach pads write-downs in 2003 included $0.9 million at Martha for stockpiles and $0.8 million and $0.2 million, respectively, for stockpiles and ore on peach pads at Nevada. Stockpile and ore on leach pads write-downs in 2002 primarily related to $6.7 million for stockpiles at Nevada.

Deferred Stripping—In general, mining costs are charged to Costs applicable to sales as incurred. However, at open-pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold or ton of ore with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there may be greater volatility in the Company’s period-to-period results of operations.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Three Months Ended March 31,
	Nevada(3)		La Herradura(4)
	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	122.8	131.8	146.4	141.3
– Average ore grade (ounces of gold per ton)	0.049	0.072	0.030	0.031
Actuals for Year
– Stripping ratio(2)	109.8	83.3	157.3	165.9
– Average ore grade (ounces of gold per ton)	0.104	0.063	0.026	0.026
Remaining Mine Life (years)	8	9	5	6

	Tanami(5)		Kalgoorlie(5)
	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	61.9	61.9	104.1	112.3
– Average ore grade (ounces of gold per ton)	0.140	0.140	0.065	0.064
Actuals for Year
– Stripping ratio(2)	80.2	88.1	91.7	98.0
– Average ore grade (ounces of gold per ton)	0.120	0.120	0.075	0.054
Remaining Mine Life (years)	6	6	13	14

	Martha(6)		Ovacik(6)
	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	29.1	28.8	26.3	26.3
– Average ore grade (ounces of gold per ton)	0.093	0.093	0.356	0.362
Actuals for Year
– Stripping ratio(2)	20.1	21.6	19.9	25.5
– Average ore grade (ounces of gold per ton)	0.109	0.098	0.379	0.380
Remaining Mine Life (years)	4	5	2	3

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The life-of-mine stripping ratio decreased during 2003 from 2002 due to changes in the mining plan. The actual stripping ratio increased in 2003 from 2002 due to changes in the mining sequence to access higher grade ore which had a higher stripping ratio.
(4)	The life-of-mine stripping ratio increased slightly in 2003 from 2002 as a result of a slight decrease in ore grade. The actual stripping ratio decreased in 2003 due to more ore than waste being mined as the pit deepens. La Herradura is included in the Company’s Other North America operating segment.
(5)	Tanami and Kalgoorlie are included in the Company’s Other Australia operating segment.
(6)	Martha and Ovacik are included in the Company’s Other International operating segment.

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

The following is a summary of Costs applicable to sales and Depreciation, depletion and amortization by operation:

	Costs Applicable of Sales		Depreciation, Depletion and Amortization
	Three Months Ended March 31,
	2003	2002	2003	2002
	(Unaudited and in millions)
North America:
Nevada	$145.5	$154.4	$31.6	$26.8
Mesquite, California	2.6	2.4	0.9	1.5
La Herradura, Mexico	2.2	2.9	0.8	0.8
Golden Giant, Canada	16.7	13.7	7.2	4.5
Holloway, Canada	5.4	5.6	1.3	1.8

Total North America	172.4	179.0	41.8	35.4

South America:
Yanacocha, Peru	85.5	69.2	35.5	35.0
Kori Kollo, Bolivia	10.6	11.5	2.1	3.1

Total South America	96.1	80.7	37.6	38.1

Australia:
Kalgoorlie	22.4	10.8	1.6	1.2
Yandal operations	39.7	17.2	10.6	6.2
Tanami operations	31.6	12.8	7.6	3.1
Pajingo	8.4	5.2	5.6	3.5
Other Australia	—	—	2.2	1.5

Total Australia	102.1	46.0	27.6	15.5

Other Operations:
Minahasa, Indonesia	9.4	8.3	1.7	2.9
Zarafshan-Newmont, Uzbekistan	8.6	7.5	2.6	2.3
Martha, New Zealand	6.1	2.9	2.1	1.8
Ovacik, Turkey	4.4	3.0	3.4	0.7

Total Other Operations	28.5	21.7	9.8	7.7

Other:
Merchant banking	0.2	0.1	4.7	2.2
Base metals operations	15.2	10.6	7.1	0.3
Corporate and other	(0.1)	1.2	2.0	3.0

Total Other	15.3	11.9	13.8	5.5

Total Newmont	$414.4	$339.3	$130.6	$102.2

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

The Company recorded a Loss on the extinguishment of debt of $19.5 million in the first quarter of 2003 for the repurchase of $23.0 million, $52.3 million, $10.0 million and $30.9 million face amount of its outstanding 8 3/8%, 8 5/8%, Newmont Australia Limited 7½% and Newmont Australia Limited 7 5/8% debentures, respectively, for total cash consideration of $135.8 million, net of associated discounts, premiums and capitalized debt issuance costs. See Liquidity and Capital Resources, Financing Activities.

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

Newmont recorded a Gain on investments, net of $84.3 million in the first quarter of 2003 related to the exchange of shares in Echo Bay for shares in Kinross (see Liquidity and Capital Resources, Investing Activities).

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure,” to provide alternative methods for voluntary transition to the fair value based method of accounting for stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years ending after December 15, 2002.

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

For information on the Company’s long-term debt, capital lease obligations and operating leases, see Notes 11 and 26 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2002. Newmont believes it will be able to fund all existing obligations from Net cash provided by operating activities. Subject to any significant adverse changes in the Company’s long-term view of gold prices, the Company has both the ability and intent to fund, from Net cash provided by operating activities, the exploration expenditures and Merchant Banking investments that were assumed in the valuations performed to allocate goodwill to the Exploration and Merchant Banking segments as part of the purchase accounting for the acquisitions of Normandy and Franco-Nevada and to perform impairment testing of such goodwill at December 31, 2002. The Company believes it will be able to raise capital as needed in capital markets in the future as opportunities for expansion arise.

Newmont’s cash flows are also expected to be impacted by its gold derivative contracts. For gold ounces sold into gold forward sales contracts and other similar instruments (“committed contracts”), the Company realized the contract price fixed in each contract. If the spot price at the time of the sale exceeds the related contract price, Newmont does not receive the excess of the spot price over the strike price relative to the ounces sold into that contract. If the spot price at the time of the sale is below the contract price, Newmont realizes an above-market price on the ounces sold into that contract based on the contract price. Gold put option contracts and other similar instruments (“uncommitted contracts”) have the effect of establishing a floorprice the Company will receive for gold ounces sold into each contract. If the spot price at the time of the sale exceeds the strike price of the contract, then Newmont realizes the spot price less any gold financing charges associated with such gold put option contracts. If the spot price at the time of the sale is less than the strike price, then Newmont realizes the strike price. Assuming the contracts remain outstanding in the future, committed contracts have the effect of locking in the price Newmont will realize on the sale of the ounces associated with each contract, and uncommitted contracts have the effect of establishing a minimum price Newmont will realize for the sale of the ounces associated with each contract.

Based on current gold prices and exchange rates, Newmont estimates that the impact of its gold derivative contracts will be a reduction of the net cash proceeds from the sale of gold of approximately $22.4 million in 2003 compared to the proceeds the Company would have received if the relevant gold had been sold into the spot market. Approximately 15% of estimated production in 2003 is subject to committed contracts and approximately 4% is subject to uncommitted contracts. The reduction of proceeds from the sale of gold in each of the years 2004 through 2011, when all currently outstanding gold derivative contracts will have matured, is not expected to exceed the amount estimated for 2003 based on an assumed gold price of $320 per ounce, a price that is consistent with management’s long-term view of gold prices. In addition, no assurance can be given that the gold derivative contracts will remain outstanding in the future as Newmont may opportunistically close out certain contracts if favorable market conditions exist. At December 31, 2002, Newmont also was contractually obligated to pay approximately $14.3 million in 2003 related to the ineffective portion of its gold derivative portfolio. Payments for these items in the years 2004 and thereafter are not expected to exceed the amount in 2003 based on an assumed gold price of $320 per ounce.

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

For more information on the Company’s reclamation and remediation liabilities, see Notes 11 and 17 to the Consolidated Financial Statements.

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

Gold Forward Sales Contracts

Newmont had the following gold commodity contracts outstanding at March 31, 2003 (unaudited) and December 31, 2002:

Gold Forward Sales Contracts at March 31, 2003:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value March 31, 2003
	2003	2004	2005	2006	2007	Thereafter
(A$ denominated)								US$ (000)
Fixed Forwards:
Ounces	743	306	52	52	25	—	1,178	$(48,615)
Average price	$310	$302	$297	$283	$271	$—	$305
Floating Rate Forwards:
Ounces	—	—	61	231	256	26	574	$(24,983)
Average price	$—	$—	$354	$365	$376	$387	$370
Synthetic Forwards:
Ounces	39	80	80	80	80	80	439	$(17,587)
Average price	$334	$325	$325	$325	$325	$325	$326
Total:
Ounces	782	386	193	363	361	106	2,191	$(91,185)
Average price	$311	$307	$327	$345	$357	$340	$326

Gold Forward Sales Contracts at December 31, 2002:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter
(A$ denominated)								US$ (000)
Fixed Forwards:
Ounces	1,022	1,060	227	52	26	—	2,387	$(138,095)
Average price	$297	$300	$293	$266	$254	$—	$297
Floating Rate Forwards:
Ounces	—	—	61	231	184	31	507	$(37,401)
Average price	$—	$—	$332	$342	$352	$348	$345
Synthetic Forwards:
Ounces	39	80	80	80	80	80	439	$(34,222)
Average price	$313	$305	$305	$305	$305	$305	$306
Total:
Ounces	1,061	1,140	368	363	290	111	3,333	$(209,717)
Average price	$298	$300	$302	$323	$330	$317	$305

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

Gold Put Option Contracts

Gold Put Option Contracts at March 31, 2003:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value March 31, 2003
	2003	2004	2005	2006	2007	Thereafter
								US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	157	203	205	100	20	—	685	$(6,234)
Average price	$292	$292	$292	$338	$397	$—	$302
A$ Denominated Fixed Purchased Puts:
Ounces	83	88	33	—	—	—	204	$(1,913)
Average price	$333	$339	$321	—	$—	$—	$334
A$ Denominated Floating Forward Purchased Puts:
Ounces	—	—	207	69	2	213	491	$(1,407)
Average price	$—	$—	$354	$365	$376	$367	$361
Total:
Ounces	240	291	445	169	22	213	1,380	$(9,554)
Average Price	$306	$306	$323	$349	$395	$367	$328

Gold Put Option Contracts at December 31, 2002:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2003
	2003	2004	2005	2006	2007	Thereafter
								US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	209	203	205	100	20	—	737	$(6,774)
Average price	$292	$292	$292	$338	$397	$—	$301
A$ Denominated Fixed Purchased Puts:
Ounces	91	88	49	—	—	—	228	$(3,690)
Average price	$312	$318	$309	$—	$—	$—	$314
A$ Denominated Floating Forward Purchased Puts:
Ounces	16	—	207	69	—	287	579	$(12,140)
Average price	$316	$—	$332	$342	$—	$344	$338
Total:
Ounces	316	291	461	169	20	287	1,544	$(22,603)
Average Price	$299	$300	$312	$340	$397	$344	$317

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

Gold Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at March 31, 2003 and December 31, 2002:

Gold Put Option and Other Instruments at March 31, 2003:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value March 31, 2003
	2003	2004	2005	2006	2007	Thereafter
(A$ Denominated)								US$ (000)
Floating Convertible Put Options:
Ounces	—	—	—	—	42	982	1,024	$(56,963)
Average price	$—	$—	$—	$—	$376	$405	$404
Knock-out/knock-in Contracts:
Ounces	46	37	49	—	—	—	132	$(3,619)
Average price	$331	$331	$331	$—	$—	$—	$331
Indexed Forward Contracts:
Ounces	—	—	33	65	65	33	196	$(12,482)
Average price	$—	$—	$325	$325	$325	$325	$325
Total:
Ounces	46	37	82	65	107	1,015	1,352	$(76,064)
Average price	$331	$331	$329	$325	$345	$402	$385

Gold Put Option and Other Instruments at December 31, 2002:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter
(A$ Denominated)								US$ (000)
Floating Convertible Put Options:
Ounces	—	—	—	—	116	1,015	1,131	$(102,952)
Average price	$—	$—	$—	$—	$352	$379	$376
Knock-out/knock-in Contracts:
Ounces	46	37	49	—	—	—	132	$(6,794)
Average price	$311	$311	$311	$—	$—	$—	$311
Indexed Forward Contracts:
Ounces	—	—	33	65	65	33	196	$(15,740)
Average price	$—	$—	$305	$305	$305	$305	$305
Total:
Ounces	46	37	82	65	181	1,048	1,459	$(125,486)
Average price	$311	$311	$308	$305	$335	$377	$361

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

Gold Sold Convertible Put Options

Newmont had the following gold convertible put option contracts and other instruments outstanding at December 31, 2002:

Sold Convertible Put Options Contracts at March 31, 2003:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value March 31, 2003
	2003	2004	2005	2006	2007	Thereafter
(A$ Denominated)								US$ (000)
Ounces	—	30	60	60	60	30	240	$7,596
Average price	$—	$353	$356	$359	$362	$365	$359

Sold Convertible Put Options Contracts at December 31, 2002:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter
(A$ Denominated)								US$ (000)
Ounces	—	30	60	60	60	30	240	$14,295
Average price	$—	$331	$334	$337	$339	$342	$337

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

A$/US$ Currency Exchange Contracts at March 31, 2003:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value March 31, 2003
	2003	2004	2005	2006	2007	Thereafter
								US$ (000)
Notional Amounts $US (000)	$36,384	$56,112	$30,700	$—	$—	$—	$123,196	$(13,294)
Average Exchange Rate (US$ per A$1) Average price	$0.647	$0.646	$0.682	$—	$—	$—	$0.655

A$/US$ Currency Exchange Contracts at December 31, 2002:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002:
	2003	2004	2005	2006	2007	Thereafter
								US$ (000)
Notional Amounts $US (000)	$45,390	$56,112	$30,700	$—	$—	$—	$132,202	$(21,924)
Average Exchange Rate (US$ per A$1) Average price	$0.645	$0.646	$0.682	$—	$—	$—	$0.654

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

ITEM 4.    CONTROLS AND PROCEDURES.

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

31.1

—Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2

—Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.[1]

32.2	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.[1]

[1]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.