Form 10-Q/A
period 2003-06-30
NEWMONT MINING CORP /DE/
filed 2003-10-24
CIK 1164727

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed on August 4, 2003. Newmont Mining Corporation has filed this amendment to provide additional information and to make certain corrections to Note 17, Segment Information, in the Consolidated Financial Statements. Other information contained herein has not been updated. Therefore, you should read this Amendment with other documents that we have filed with the Securities and Exchange Commission. Information in such reports and documents update and supersede certain information contained in this Amendment.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2003	2002
	(unaudited, in thousands, except per share)
Revenues
Sales—gold	$724,026	$609,516
Sales—base metals, net	12,735	22,935
Royalties	10,461	11,202

	747,222	643,653

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	423,700	383,515
Base metals	9,973	8,674
Depreciation, depletion and amortization	139,337	123,602
Exploration and research	30,247	18,788
General and administrative	31,292	27,652
Write-down of long-lived assets	1,794	––
Other	2,454	(1,791)

	638,797	560,440

Other income (expense)
Gain on investments, net	––	47,298
Gain (loss) on gold commodity derivative instruments, net	16,644	(9,478)
Gain on extinguishment of NYOL bonds, net	94,414	––
Gain on extinguishment of NYOL derivatives liability, net	76,578	––
Dividends, interest income, foreign currency exchange and other income	32,318	14,843
Interest expense, net of capitalized interest of $1,758 and $1,223, respectively	(22,669)	(35,101)

	197,285	17,562

Pre-tax income before minority interest, equity (loss) income and impairment of affiliates	305,710	100,775
Income tax expense	(89,038)	(29,821)
Minority interest in income of subsidiaries	(35,807)	(19,284)
Equity loss and impairment of Australian Magnesium Corporation	(107,758)	(688)
Equity income of affiliates	17,740	18,008

Net income	90,847	68,990
Preferred stock dividends	—	(1,869)

Net income applicable to common shares	$90,847	$67,121

Net income	$90,847	$68,990
Other comprehensive income, net of tax	19,130	29,828

Comprehensive income	$109,977	$98,818

Net income per common share, basic and diluted	$0.22	$0.17

Basic weighted average common shares outstanding	405,388	397,532

Diluted weighted average common shares outstanding	408,242	399,468

Cash dividends declared per common share	$0.04	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended June 30,
	2003	2002
	(unaudited, in thousands, except per share)
Revenues
Sales—gold	$1,438,582	$1,091,750
Sales—base metals, net	32,168	32,305
Royalties	24,941	15,002

	1,495,691	1,139,057

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	822,709	712,050
Base metals	25,335	19,379
Depreciation, depletion and amortization	269,930	225,788
Exploration and research	51,719	30,355
General and administrative	57,702	48,967
Write-down of long-lived assets	1,794	––
Other	24,473	(921)

	1,253,662	1,035,618

Other income (expense)
Gain on investments, net	84,337	47,298
Gain (loss) on gold commodity derivative instruments, net	71,669	(3,147)
Gain on extinguishment of NYOL bonds, net	94,414	––
Gain on extinguishment of NYOL derivatives liability, net	76,578	––
Loss on extinguishment of debt	(19,530)	––
Dividends, interest income, foreign currency exchange and other income	64,157	15,258
Interest expense, net of capitalized interest of $3,048 and $2,294, respectively	(52,615)	(66,238)

	319,010	(6,829)

Pre-tax income before minority interest, equity (loss) income and impairment of affiliates and cumulative effect of a change in accounting principle	561,039	96,610
Income tax expense	(151,601)	(31,009)
Minority interest in income of subsidiaries	(73,596)	(29,834)
Equity loss and impairment of Australian Magnesium Corporation	(119,485)	(688)
Equity income of affiliates	26,278	19,412

Net income before cumulative effect of a change in accounting principle	242,635	54,491
Cumulative effect of a change in accounting principle, net of tax of $11,188 and $(4,147), respectively	(34,533)	7,701

Net income	208,102	62,192
Preferred stock dividends	—	(3,738)

Net income applicable to common shares	$208,102	$58,454

Net income	$208,102	$62,192
Other comprehensive income, net of tax	60,159	57,706

Comprehensive income	$268,261	$119,898

Net income per common share before cumulative effect of a change in accounting principle, basic	$0.60	$0.15
Cumulative effect of a change in accounting principle per common share, basic	(0.08)	0.02

Net income per common share, basic	$0.52	$0.17

Net income per common share before cumulative effect of a change in accounting principle, diluted	$0.60	$0.15
Cumulative effect of a change in accounting principle per common share, diluted	(0.09)	0.02

Net income per common share, diluted	$0.51	$0.17

Basic weighted average common shares outstanding	403,648	339,817

Diluted weighted average common shares outstanding	406,305	341,262

Cash dividends declared per common share	$0.08	$0.06

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited, in thousands)
ASSETS
Cash and cash equivalents	$274,741	$401,683
Marketable securities—short-term	12,030	13,188
Accounts receivable	44,971	44,510
Inventories	170,458	169,324
Stockpiles and ore on leach pads	277,021	328,993
Prepaid taxes	19,318	28,335
Deferred stripping costs—short term	28,660	32,085
Deferred income tax assets	53,482	51,451
Newmont Australia infrastructure bonds	114,287	—
Other current assets	63,365	43,687

Current assets	1,058,333	1,113,256
Property, plant and mine development, net	2,343,102	2,287,030
Mineral interests and other intangible assets, net	1,405,066	1,415,348
Investments	695,059	1,206,705
Marketable securities—long-term	291,004	—
Deferred stripping costs—long term	39,336	23,302
Long-term stockpiles and ore on leach pads	282,537	199,761
Deferred income tax assets	879,324	761,428
Other long-term assets	89,208	123,112
Goodwill	3,068,657	3,024,576

Total assets	$10,151,626	$10,154,518

LIABILITIES
Current portion of long-term debt	$176,422	$115,322
Accounts payable	151,042	105,277
Deferred income tax liabilities	9,171	28,469
Derivative instruments	7,914	74,999
Employee related benefits—short-term	117,196	100,936
Other current liabilities	420,049	268,460

Current liabilities	881,794	693,463
Long-term debt	1,277,166	1,701,282
Reclamation and remediation liabilities	421,970	288,536
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	17,254	388,659
Deferred income tax liabilities	742,237	656,452
Employee related benefits—long-term	214,697	234,103
Other long-term liabilities	379,677	364,376

Total liabilities	3,988,636	4,380,712

Commitments and contingencies (Note 18)
Minority interest in subsidiaries	362,196	354,558

STOCKHOLDERS’ EQUITY
Preferred stock—$5.00 par value;
Authorized—5.0 million shares Issued and outstanding—none	—	—
Common stock—$1.60 par value;
Authorized—750 million shares at each period end, respectively Issued and outstanding—
Common: 362.1 million and 353.2 million shares issued, less 90 thousand and 9 thousand treasury shares, respectively	579,733	565,019
Exchangeable: 55.9 million shares, less 10 million and 7 million redeemed shares, respectively
Additional paid-in capital	5,153,258	5,038,468
Accumulated other comprehensive income (loss)	(3,867)	(64,026)
Retained earnings (deficit)	71,670	(120,213)

Total stockholders’ equity	5,800,794	5,419,248

Total liabilities and stockholders’ equity	$10,151,626	$10,154,518

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended June 30,
	2003	2002
	(unaudited, in thousands)
Operating activities:
Net income	$208,102	$62,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	269,930	225,788
Accretion of accumulated reclamation obligations	11,320	––
Amortization of deferred stripping costs, net	(14,114)	8,903
Deferred income taxes	8,745	(10,403)
Foreign currency exchange (gain) loss	(34,019)	10,504
Minority interest, net of dividends	44,406	27,134
Equity loss (income) and impairment of affiliates, net of dividends	99,309	(14,859)
Write-downs of inventories, stockpiles and ore on leach pads	17,941	15,897
Cumulative effect of a change in accounting principle, net of tax	34,533	(7,701)
Gain on investments, net	(84,337)	(47,298)
Gain on gold commodity derivative instruments, net	(71,669)	3,147
Gain on extinguishment of NYOL bonds, net	(94,414)	––
Gain on extinguishment of NYOL derivatives liability, net	(76,578)	––
Loss on extinguishment of debt	19,530	––
Gain on sale of assets and other	(11,027)	(9,704)
(Increase) decrease in operating assets:
Accounts receivable	8,000	14,413
Inventories, stockpiles and ore on leach pads	(25,574)	(5,441)
Other assets	7,332	14,881
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	54,156	(46,473)
Derivative instruments	(12,935)	––
Early settlement of derivative instruments classified as cash flow hedges	(120,993)	––
Other liabilities	(12,698)	(42,896)

Net cash provided by operating activities	224,946	198,084

Investing activities:
Additions to property, plant and mine development	(215,301)	(140,810)
Advances to joint ventures and affiliates, net	(46,203)	(24,750)
Proceeds from sale of short-term investments	1,653	406,731
Proceeds from the sale of TVX Newmont Americas	180,000	––
Proceeds from sale of marketable securities of Lihir	—	84,002
Proceeds from sale of cross currency swaps	—	50,816
Early settlement of ineffective derivative instruments	(29,148)	––
Cash consideration for acquisition of Newmont NFM minority interest and other	(11,195)	––
Cash consideration for the acquisition of Normandy and Franco-Nevada, net of cash received and transaction costs	—	(87,885)
Proceeds from asset sales and other	988	19,888

Net cash (used) provided by investing activities	(119,206)	307,992

Financing activities:
Proceeds from long-term debt	115,000	489,131
Repayment of long-term debt	(322,360)	(911,817)
Dividends paid on common and preferred stock	(32,308)	(25,871)
Proceeds from stock issuance and other	24,851	62,898
Other	—	(691)

Net cash used in financing activities	(214,817)	(386,350)

Effect of exchange rate changes on cash	(17,865)	16,248
Net change in cash and cash equivalents	(126,942)	135,974
Cash and cash equivalents at beginning of period	401,683	149,431

Cash and cash equivalents at end of period	$274,741	$285,405

Supplemental information:
Accrual for NYOL bond extinguishment	$98,398	$—
Interest paid, net of amounts capitalized of $3,048 and $2,294, respectively	$67,297	$61,668
Income taxes paid	$110,467	$45,700

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

(2)    ACQUISITIONS

Newmont NFM Limited Scheme of Arrangement

On April 2, 2003, the shareholders of Normandy NFM Limited (an Australian corporation trading as “Newmont NFM” on the Australian Stock Exchange or “ASX”) voted to approve the proposed scheme of arrangement under which Newmont NFM would become a wholly-owned subsidiary of Newmont Australia Limited, a wholly-owned subsidiary of Newmont Mining Corporation, through the acquisition of the remaining minority interest of Newmont NFM. The Federal Court in Sydney, Australia approved the scheme on April 11, 2003 and the scheme became effective on April 14, 2003 after the orders of the Federal Court were filed with the Australian Securities and Investments Commission. Under the terms of the scheme, Newmont NFM shareholders could receive 4.40 ASX listed Newmont Mining Corporation CHESS Depositary Interests (“CDIs”) for each Newmont NFM share. Each CDI is equivalent to 0.1 Newmont Mining Corporation common shares. As an alternative to receiving Newmont Mining Corporation CDIs, shareholders could sell their Newmont NFM shares back to the company under a concurrent buy-back offer of A$16.50 per Newmont NFM share. On April 29,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003, Newmont Mining Corporation issued 4,437,506 common shares to CHESS Depository Nominees Pty Ltd, and in turn, 44,375,060 CDIs were issued to former Newmont NFM shareholders. The market value of the issued Newmont Mining Corporation shares was approximately $105 million, based on the average quoted value of the shares of $23.58 two days before and after November 28, 2002, the date the terms of the transaction were announced. The market value of the issued shares, together with the cash consideration paid to those shareholders who elected to accept the buy-back offer of approximately $10 million (including transaction costs), gave rise to a total purchase price of approximately $115 million. The transaction was accounted for as a purchase of minority interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” in the second quarter of 2003. Newmont NFM was delisted from the ASX in April 2003. Newmont has performed a preliminary purchase price allocation based on independent appraisals and valuations that gave rise to goodwill of $77.1 million. The final purchase price allocation is not expected to vary significantly from the preliminary allocation.

Normandy and Franco-Nevada

During the first quarter of 2002, Newmont acquired Franco-Nevada Mining Corporation Limited. (“Franco-Nevada”) and Normandy Mining Limited. (“Normandy”). The effective date for accounting purposes of the acquisitions was February 15, 2002. For more information on the acquisitions and the related purchase price allocation, see Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventory write-downs are classified as components of Costs applicable to sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2003	At December 31, 2002
	(unaudited, in thousands)
Current:
Stockpiles	$92,129	$104,997
Ore on leach pads	184,892	223,996

	$277,021	$328,993

Long-term:
Stockpiles	$164,830	$136,116
Ore on leach pads	117,707	63,645

	$282,537	$199,761

Write-downs of inventories included in Costs applicable to sales totaled $5.1 million and $6.8 million for the three months ended June 30, 2003 and 2002, respectively, to reduce the carrying value of stockpiles to net realizable value. The 2003 stockpile write-downs included $1.4 million at Yandal, $2.1 million at Tanami, $1.0 million at Kalgoorlie, and $0.6 million at Martha. The 2002 stockpile write-downs primarily related to $6.6 million at Nevada.

Write-downs of inventories included in Costs applicable to sales totaled $6.8 million and $13.6 million for the six months ended June 30, 2003 and 2002, respectively, to reduce the carrying value of stockpiles to net realizable value. The Company also recorded a write-down in Nevada of $0.2 million for the six months ended June 30, 2003 to reduce the carrying value of ore on leach pads to net realizable value. Stockpile write-downs in 2003 include $0.8 million in Nevada, $1.4 million at Yandal, $2.1 million at Tanami, $1.0 million at Kalgoorlie and $1.5 million at Martha. $13.3 million of the stockpile write-downs in 2002 related to Nevada.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(6)    DEFERRED STRIPPING COSTS

Movements in the deferred stripping cost balance were as follows:

	Six months ended June 30, 2003	Year ended December 31, 2002
	(unaudited, in thousands)
Opening balance	$55,387	$91,631
Additions	84,238	65,371
Amortization	(71,629)	(101,615)

Closing balance	$67,996	$55,387

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    PROPERTY, PLANT AND MINE DEVELOPMENT

	At June 30, 2003			At December 31, 2002
	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(unaudited, in thousands)
Land	$76,743	$—	$76,743	$71,521	$—	$71,521
Buildings and equipment	4,156,356	(2,583,915)	1,572,441	4,093,028	(2,371,017)	1,722,011
Mine development	1,158,455	(670,688)	487,767	1,005,166	(580,594)	424,572
Asset retirement cost	131,649	(69,332)	62,317	—	—	—
Construction-in-progress	143,834	—	143,834	68,926	—	68,926

Total	$5,667,037	$(3,323,935)	$2,343,102	$5,238,641	$(2,951,611)	$2,287,030

Leased assets included above in property, plant and mine development	$351,498	$(153,600)	$197,898	$361,889	$(146,884)	$215,005

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    MINERAL INTERESTS AND OTHER INTANGIBLE ASSETS

	At June 30, 2003			At December 31, 2002
	Carrying Value	Accumulated Amortization	Net Book Value	Carrying Value	Accumulated Amortization	Net Book Value
	(unaudited, in thousands)
Mineral Interests:
Production stage
Mineral interests	$801,518	$(373,726)	$427,792	$712,098	$(325,822)	$386,276
Royalties—net smelter returns	223,684	(19,387)	204,297	222,614	(12,751)	209,863
Royalties—net profit interest	18,290	(3,639)	14,651	17,340	(3,231)	14,109

	1,043,492	(396,752)	646,740	952,052	(341,804)	610,248

Development stage
Mineral interests	123,955	—	123,955	92,757	—	92,757
Royalties—net smelter returns	1,542	—	1,542	1,321	—	1,321
Royalties—net profit interest	6,911	(90)	6,821	5,921	(50)	5,871

	132,408	(90)	132,318	99,999	(50)	99,949

Exploration stage
Mineral interests	548,433	(10,813)	537,620	632,284	(8,449)	623,835
Royalties-net smelter returns	5,815	(351)	5,464	5,700	(314)	5,386

	554,248	(11,164)	543,084	637,984	(8,763)	629,221

Total mineral interests	1,730,148	(408,006)	1,322,142	1,690,035	(350,617)	1,339,418

Oil and gas:
Producing property
Royalties—net refining returns	44,293	(7,142)	37,151	37,964	(3,842)	34,122
Working interest	21,510	(2,174)	19,336	18,430	(1,400)	17,030

	65,803	(9,316)	56,487	56,394	(5,242)	51,152

Non-producing property
Royalties—net refining returns	5,545	—	5,545	4,751	—	4,751
Working interest	8,280	—	8,280	7,090	—	7,090

	13,825	—	13,825	11,841	—	11,841

Total oil and gas	79,628	(9,316)	70,312	68,235	(5,242)	62,993

Other	12,937	(325)	12,612	12,937	—	12,937

Total	$1,822,713	$(417,647)	$1,405,066	$1,771,207	$(355,859)	$1,415,348

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s equity investment in PTNNT was $684.9 million and $660.9 million at June 30, 2003 and December 31, 2002, respectively, based on accounting principles generally accepted in the United States. At June 30, 2003, differences between 56.25% of PTNNT’s net assets of $266.5 million and Newmont’s investment included (i) $45.2 million for Newmont’s contribution prior to the formation of NTP; (ii) $106.9 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, net of amortization; (iii) $395.6 million for the contributions and interest income recorded by Newmont classified as debt and interest expense by PTNNT; (iv) negative $120.6 million for contributions to PTNNT, through NTP, by Sumitomo disproportionate to its equity interest, net of amounts recorded; (v) negative $76.9 million for stockholders’ equity of the carried interest partner; (vi) $38.6 million for other intercompany charges; (vii) $30.9 million for capitalized interest; and, (viii) negative $1.3 million for other adjustments recorded by Newmont. At December 31, 2002, differences between 56.25% of PTNNT’s net assets of $257.6 million and Newmont’s investment included (i) $45.2 million for Newmont’s contribution prior to the formation of NTP; (ii) $109.1 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, net of amortization; (iii) $391.2 million for the contributions and interest income recorded by Newmont classified as debt and interest expense by PTNNT; (iv) negative $122.6 million for contributions in PTNNT, through NTP, by Sumitomo disproportionate to its equity interest, net of amounts recorded; (v) negative $76.9 million for stockholders’ equity of the carried interest partner; (vi) $33.3 million for other intercompany charges; (vii) $30.9 million for capitalized interest; and, (viii) negative $6.9 million for other adjustments recorded by Newmont. Certain of these amounts are amortized or depreciated on a units-of-production basis based on proven and probable reserves. Below is a description of Newmont’s equity income (loss) in PTNNT, where the net income (loss) reflects the elimination of interest between PTNNT and NTP.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Newmont has extended its offer to acquire the remaining NYOL 8 7/8% Senior Notes and acquired amounts subsequent to June 30, 2003. NYOL also entered into Voluntary Administration (“VA,” a form of insolvency proceeding in Australia) subsequent to June 30, 2003 (see Note 21, Subsequent Events).

(12)    RECLAMATION AND REMEDIATION

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations.” As a result, Reclamation and remediation liabilities increased by $120.7 million for the fair value of the estimated asset retirement obligations, Other accrued liabilities increased by $2.3 million for worker participation bonuses in Peru (bonuses required by law at Minera Yanacocha based on net income), Deferred income tax assets increased by $6.9 million, Property, plant and mine development, net increased by $69.1 million, Minority interest in subsidiaries decreased by $16.2 million and a $34.5 million loss was recorded for the Cumulative effect of a change in accounting principle, net of tax. At June 30, 2003 and December 31, 2002, $379.8 million and $254.1 million, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gold Forward Sales Contracts

Newmont had no gold forward sales contracts outstanding at June 30, 2003 (unaudited), although positions existed at December 31, 2002. The fair values of these contracts at December 31, 2002 were as follows:

Gold Forward Contracts
(A$ denominated)	US $ (000)
Fixed Forwards	$(138,095)
Floating Rate Forwards	(37,401)
Synthetic Forwards	(34,222)

Total:	$(209,718)

Gold Put Option Contracts

Newmont had the following gold put option contracts at June 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Put Option Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	June 30, 2003	December 31, 2002
								US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	105	203	205	100	20	—	633	$(7,591)	$(6,773)
Average price	$292	$292	$292	$338	$397	$—	$303
A$ Denominated Fixed Purchased Puts:
Ounces	—	—	—	—	—	—	—	$—	$(3,690)
Average price	––	––	—	—	—	—	—	—	—
A$ Denominated Floating Forward Purchased Puts:
Ounces	—	—	—	—	—	—	—	$—	$(12,140)
Average price	—	—	—	—	—	—	—	—
Total:

Ounces	105	203	205	100	20	—	633	$(7,591)	$(22,603)

Average price	$292	$292	$292	$338	$397	$—	$303

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Net income	$90,847	$68,990	$208,102	$62,192
Other comprehensive income, net of tax:
Sale of marketable securities of Lihir, net of tax $17,053 and $10,732, respectively	––	(29,036)	––	(18,273)
Unrealized (loss) gain on marketable equity securities, net of tax of $678, $(1,071), $12,655 and $(1,163), respectively	(3,307)	2,499	(49,068)	2,714
Foreign currency translation adjustments	26,146	17,288	32,109	18,125
Changes in fair value of cash flow hedge instruments, net of tax of $1,589, $(16,747), $(20,441) and $(23,631), respectively	(3,709)	39,077	72,546	55,140
Exchange of Echo Bay shares for Kinross shares	––	––	4,572	—

Total other comprehensive income, net of tax	19,130	29,828	60,159	57,706

Comprehensive income	$109,977	$98,818	$268,261	$119,898

(15)    DIVIDENDS, INTEREST INCOME, FOREIGN CURRENCY EXCHANGE AND OTHER INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Interest income	$2,815	$5,102	$5,020	$7,898
Foreign currency exchange gains (losses)	27,178	6,144	51,884	(1,482)
Gain on sale of exploration properties	189	4,649	1,462	6,402
Other	2,136	(1,052)	5,791	2,440

Total	$32,318	$14,843	$64,157	$15,258

(16)    ACCOUNTING CHANGES

Depreciation, Depletion and Amortization

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income during the six months ended June 30, 2003 by $7.7 million, net of tax of $4.1 million, and earnings per common share, basic and diluted, by $0.02 per share.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclamation and Remediation

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, which established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted as required on January 1, 2003. See Note 12, Reclamation and Remediation, for complete disclosure of the impact of adopting SFAS 143.

(17)    SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

Three Months Ended June 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$185.6	$35.7	$221.3	$231.7	$19.2	$250.9	$32.7	$160.3	$193.0
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.1	$—	$0.1	$—	$2.3	$2.3
Interest expense	$0.1	$—	$0.1	$1.0	$0.1	$1.1	$—	$5.4	$5.4
Exploration and research expense	$5.5	$––	$5.5	$3.7	$0.1	$3.8	$1.2	$2.1	$3.3
Depreciation, depletion and amortization	$34.7	$8.0	$42.7	$40.4	$1.8	$42.2	$6.9	$20.5	$27.4
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$6.3	$2.4	$8.7	$101.0	$5.3	$106.3	$12.0	$6.0	$18.0
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$(0.7)	$(0.7)
Cumulative effect of a change in accounting principal, net of tax	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$(5.4)	$(0.2)	$(5.6)	$—	$—	$—	$—	$0.1	$0.1
Write-down of long-lived assets	$—	$—	$—	$1.2	$—	$1.2	$—	$0.6	$0.6
Capital expenditures	$29.6	$1.8	$31.4	$60.6	$0.1	$60.7	$4.8	$14.1	$18.9
Deferred stripping costs	$49.4	$6.6	$56.0	$—	$—	$—	$—	$9.2	$9.2
Total assets	$1,539.2	$142.0	$1,681.2	$1,208.0	$27.5	$1,235.5	$178.4	$1,591.1	$1,769.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended June 30, 2003

(Unaudited, in millions)

	Zarafshan- Newmont, Uzbekistan		Other International Operations		Total Gold		Base Metals		Exploration		Merchant Banking		Corporate and Other	Consolidated
Sales, net		$21.4		$37.4		$724.0		$12.8		$—		$—	$—	$736.8
Gain on investments, net		$—		$—		$—		$—		$—		$—	$—	$—
Gain on extinguishment of debt and other obligations, net		$—		$—		$—		$—		$—		$171.0	$—	$171.0
Royalties		$—		$—		$—		$—		$—		$10.4	$—	$10.4
Interest income		$—		$—		$2.4		$—		$—		$—	$0.4	$2.8
Interest expense		$0.2		$—		$6.8		$—		$—		$—	$15.9	$22.7
Exploration and research expense		$—		$2.1		$14.7		$1.0		$8.3		$—	$6.2	$30.2
Depreciation, depletion and amortization		$2.9		$8.1		$123.3		$6.7		$0.9		$5.6	$2.8	$139.3
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect		$9.0		$4.8		$146.8		$(5.1)		$(9.7)		$175.1	$(1.4)	$305.7
Equity loss and impairment of Australian Magnesium Corporation	$		$		$		$		$		$		$(107.8)	$(107.8)
Equity income (loss) of affiliates		$—		$—		$(0.7)		$—		$—		$—	$18.4	$17.7
Cumulative effect of a change in accounting principal, net of tax		$—		$—		$—		$—		$—		$—	$—	$—
Amortization of deferred stripping, net		$—		$(2.2)		$(7.7)		$—		$—		$—	$—	$(7.7)
Write-down of long-lived assets		$—		$—		$1.8		$—		$—		$—	$—	$1.8
Capital expenditures		$0.2		$6.1		$117.3		$3.6		$8.9		$—	$4.2	$134.0
Deferred stripping costs		$—		$2.8		$68.0		$—		$—		$—	$—	$68.0
Total assets		$101.7		$189.9		$4,983.1		$244.2		$1,217.4		$2,279.6	$1,427.3	$10,151.6

Newmont has made corrections for certain misclassifications resulting from clerical errors that existed in the disclosure of Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect by segment for the three months ended June 30, 2003; the corrections resulted in an increase of $2.3 million in the Other Australia segment and a decrease of $2.3 million in the Corporate and Other category.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended June 30, 2002

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$186.6	$40.9	$227.5	$149.0	$23.5	$172.5	$23.1	$129.7	$152.8
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Royalties	$—	$—	$—	$—	$—	$—	$—	$––	$––
Interest income	$—	$—	$—	$0.1	$—	$0.1	$0.2	$4.0	$4.2
Interest expense	$—	$—	$—	$2.5	$0.1	$2.6	$—	$10.0	$10.0
Exploration and research expense	$3.9	$—	$3.9	$2.5	$0.2	$2.7	$0.4	$2.5	$2.9
Depreciation, depletion and amortization	$25.2	$9.1	$34.3	$26.2	$3.8	$30.0	$6.4	$23.3	$29.7
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$(0.1)	$7.7	$7.6	$47.7	$8.2	$55.9	$10.1	$7.5	$17.6
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$3.1	$3.1
Amortization of deferred stripping, net	$3.2	$(0.3)	$2.9	$—	$—	$—	$—	$—	$—
Write-down of long-lived assets	$7.4	$—	$7.4	$—	$—	$—	$—	$0.1	$0.1
Capital expenditures	$12.0	$3.7	$15.7	$43.3	$0.4	$43.7	$3.6	$16.3	$19.9
Deferred stripping costs	$76.6	$6.1	$82.7	$—	$—	$—	$—	$—	$—
Total assets	$1,895.7	$175.8	$2,071.5	$1,089.6	$41.4	$1,131.0	$209.8	$2,121.9	$2,331.7

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$22.2	$34.6	$609.6	$22.9	$—	$—	$—	$632.5
Gain on investments, net	$—	$—	$—	$—	$—	$47.3	$—	$47.3
Royalties	$—	$—	$––	$—	$—	$11.2	$––	$11.2
Interest income	$—	$—	$4.3	$—	$—	$0.3	$0.5	$5.1
Interest expense	$0.2	$—	$12.8	$—	$—	$—	$22.3	$35.1
Exploration and research expense	$—	$0.6	$10.1	$1.1	$4.0	$—	$3.6	$18.8
Depreciation, depletion and amortization	$3.1	$10.6	$107.7	$6.7	$2.0	$6.0	$1.2	$123.6
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$9.1	$6.6	$96.8	$7.8	$(5.9)	$52.2	$(50.1)	$100.8
Equity income (loss) of affiliates	$—	$—	$3.1	$—	$—	$1.2	$13.0	$17.3
Amortization of deferred stripping, net	$—	$—	$2.9	$—	$—	$—	$—	$2.9
Write-down of long-lived assets	$—	$––	$7.5	$0.1	$—	$—	$—	$7.6
Capital expenditures	$0.8	$5.1	$85.2	$2.5	$0.0	$0.6	$0.7	$89.0
Deferred stripping costs	$—	$—	$82.7	$—	$—	$—	$—	$82.7
Total assets	$105.1	$530.1	$6,169.4	$488.9	$226.6	$2,073.9	$878.7	$9,837.5

Newmont has made corrections for certain misclassifications resulting from clerical errors that existed in the disclosure of Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect by segment for the three months ended June 30, 2002; the corrections resulted in a decrease of $47.3 million in the Corporate and Other category and an increase of $47.3 million in the Merchant Banking segment.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$406.6	$76.0	$482.6	$461.2	$39.9	$501.1	$58.5	$284.9	$343.4
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$—	—	$—	$—
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.5	$—	$0.5	$—	$3.6	$3.6
Interest expense	$0.1	$—	$0.1	$2.4	$0.1	$2.5	$—	$14.3	$14.3
Exploration and research expense	$8.8	$—	$8.8	$5.6	$0.1	$5.7	$1.5	$3.5	$5.0
Depreciation, depletion and amortization	$66.3	$18.2	$84.5	$75.9	$3.9	$79.8	$12.5	$40.3	$52.8
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$43.7	$5.4	$49.1	$205.1	$11.0	$216.1	$23.1	$2.5	$25.6
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$0.5	$0.5
Cumulative effect of a change in accounting principal, net of tax	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(1.1)	$(0.3)
Amortization of deferred stripping, net	$(12.0)	$(0.3)	$(12.3)	$—	$—	$—	$—	$(0.9)	$(0.9)
Write-down of long-lived assets	$—	$—	$—	$1.2	$—	$1.2	$—	$0.6	$0.6
Capital expenditures	$50.0	$2.2	$52.2	$96.0	$0.6	$96.6	$6.4	$24.2	$30.6
Deferred stripping costs	$49.4	$6.6	$56.0	$—	$—	$—	$—	$9.2	$9.2
Total assets	$1,539.2	$142.0	$1,681.2	$1,208.0	$27.5	$1,235.5	$178.4	$1,591.1	$1,769.5

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$42.6	$68.9	$1,438.6	$32.2	$—	$—	$—	$1,470.8
Gain on investments, net	$—	$—	$—	$—	$—	$84.3	$—	$84.3
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$151.5	$—	$151.5
Royalties	$—	$—	$—	$—	$—	$24.9	$—	$24.9
Interest income	$—	$—	$4.1	$—	$—	$0.1	$0.8	$5.0
Interest expense	$0.4	$—	$17.3	$—	$—	$—	$35.3	$52.6
Exploration and research expense	$—	$3.9	$23.4	$1.7	$15.7	$—	$10.9	$51.7
Depreciation, depletion and amortization	$5.5	$15.3	$237.9	$13.8	$1.7	$10.3	$6.2	$269.9
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$18.8	$7.0	$316.6	$(8.9)	$(17.8)	$248.6	$22.5	$561.0
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(119.5)	$(119.5)
Equity income of affiliates	$—	$—	$0.5	$—	$—	$—	$25.8	$26.3
Cumulative effect of a change in accounting principal, net of tax	$(1.3)	$(3.2)	$(55.2)	$(0.2)	$—	$—	$20.9	$(34.5)
Amortization of deferred stripping, net	$—	$(0.9)	$(14.1)	$—	$—	$—	$—	$(14.1)
Write-down of long-lived assets	$—	$—	$1.8	$—	$—	$—	$—	$1.8
Capital expenditures	$0.7	$12.4	$192.5	$5.8	$9.0	$—	$8.0	$215.3
Deferred stripping costs	$—	$2.8	$68.0	$—	$—	$—	$—	$68.0
Total assets	$101.7	$189.9	$4,983.1	$244.2	$1,217.4	$2,279.6	$1,427.3	$10,151.6

Newmont has made corrections for certain misclassifications resulting from clerical errors that existed in the disclosure of Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect by segment for the six months ended June 30, 2003; the corrections resulted in increases of $7.6 million and $9.9 million for the Nevada and Other Australia segments, respectively, and a decrease of $17.5 million in the Corporate and Other category.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2002

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$362.9	$76.5	$439.4	$289.2	$43.4	$332.6	$39.9	$185.9	$225.8
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.2	$—	$0.2	$0.4	$5.4	$5.8
Interest expense	$0.1	$—	$0.1	$5.4	$0.2	$5.6	$0.2	$15.9	$16.1
Exploration and research expense	$6.3	$—	$6.3	$4.3	$0.6	$4.9	$0.6	$3.1	$3.7
Depreciation, depletion and amortization	$52.0	$17.7	$69.7	$61.2	$6.9	$68.1	$9.9	$35.3	$45.2
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$(9.0)	$10.1	$1.1	$75.4	$13.1	$88.5	$17.9	$(3.8)	$14.1
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$3.1	$3.1
Cumulative effect of a change in accounting principal, net of tax	$0.9	$7.2	$8.1	$—	$—	$—	$(0.4)	$—	$(0.4)
Amortization of deferred stripping, net	$9.5	$(0.6)	$8.9	$—	$—	$—	$—	$—	$—
Write-down of long-lived assets	15.3	—	15.3	—	––	—	—	0.3	0.3
Capital expenditures	$20.7	$6.9	$27.6	$69.7	$0.6	$70.3	$5.7	$21.6	$27.3
Deferred stripping costs	$76.6	$6.1	$82.7	$—	$––	$—	$—	$—	$—
Total assets	$1,895.7	$175.8	$2,071.5	$1,089.6	$41.4	$1,131.0	$209.8	$2,121.9	$2,331.7

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$37.4	$56.6	$1,091.8	$32.3	$—	$—	$—	$1,124.1
Gain on investments, net	$—	$—	$—	$—	$—	$47.3	$—	$47.3
Royalties	$—	$—	$—	$—	$—	$15.0	$—	$15.0
Interest income	$—	$—	$6.0	$—	$—	$1.1	$0.8	$7.9
Interest expense	$0.3	$—	$22.1	$—	$—	$—	$44.1	$66.2
Exploration and research expense	$—	$0.6	$15.5	$1.2	$7.4	$—	$6.3	$30.4
Depreciation, depletion and amortization	$5.4	$16.0	$204.4	$7.0	$3.5	$8.2	$2.7	$225.8
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$14.5	$8.9	$127.1	$6.2	$(10.8)	$53.1	$(79.0)	$96.6
Equity income (loss) of affiliates	$—	$—	$3.1	$—	$—	$0.7	$14.9	$18.7
Cumulative effect of a change in accounting principal,
net of tax	$—	$—	$7.7	$—	$—	$—	$—	$7.7
Amortization of deferred stripping, net	$—	$—	$8.9	$—	$—	$—	$—	$8.9
Write-down of long-lived assets	$—	$—	$15.6	$0.3	$—	$—	$—	$15.9
Capital expenditures	$2.7	$5.9	$133.8	$4.1	$0.2	$0.6	$2.1	$140.8
Deferred stripping costs	$—	$—	$82.7	$—	$—	$—	$—	$82.7
Total assets	$105.1	$530.1	$6,169.4	$488.9	$226.6	$2,073.9	$878.7	$9,837.5

Newmont has made corrections for certain misclassifications resulting from clerical errors that existed in the disclosure of Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect by segment for the six months ended June 30, 2002; the corrections resulted a decrease of $47.3 million in the Corporate and Other category and an increase of $47.3 million in the Merchant Banking segment.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

	Three Months Ended June 30, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$519.6	$204.4	$—	$724.0
Sales—base metals, net	—	—	12.8	—	12.8
Royalties	—	0.1	10.7	(0.4)	10.4

	—	519.7	227.9	(0.4)	747.2

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	281.6	142.8	(0.7)	423.7
Base metals	—	—	10.0	—	10.0
Depreciation, depletion and amortization	—	93.7	45.6	—	139.3
Exploration and research	—	16.6	13.6	—	30.2
General and administrative	—	23.2	7.7	0.4	31.3
Write-down of long-lived assets	—	1.2	0.6	—	1.8
Other	—	4.0	(1.6)	—	2.4

	—	420.3	218.7	(0.3)	638.7

Other income (expense)
Gain on gold commodity derivative instruments, net	—	(18.6)	111.8	(76.6)	16.6
Gain on extinguishment of NYOL bonds, net	—	—	—	94.4	94.4
Gain on extinguishment of NYOL derivatives liability, net	—	—	––	76.6	76.6
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	5.3	8.4	2.0	(15.7)	—
Dividends, interest income, foreign currency exchange and other income (loss)	31.2	8.5	(7.4)	—	32.3
Interest expense—intercompany	(2.4)	(1.5)	(11.8)	15.7	—
Interest expense, net of capitalized interest	(0.6)	(16.7)	(5.4)	—	(22.7)

	33.5	(19.9)	89.2	94.4	197.2

Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates	33.5	79.5	98.4	(94.3)	305.7
Income tax expense	(11.8)	(28.2)	(18.5)	(30.5)	(89.0)
Minority interest in (income) loss of subsidiaries	—	(36.9)	12.9	(11.8)	(35.8)
Equity loss and impairment of Australian Magnesium Corporation	––	––	(107.8)	––	(107.8)
Equity income (loss) of affiliates	69.2	18.4	138.0	(207.8)	17.8

Net income (loss)	90.9	32.8	123.0	(155.8)	90.9
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common shares	$90.9	$32.8	$123.0	$(155.8)	$90.9

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2002
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$436.8	$172.7	$—	$609.5
Sales—base metals, net	—	—	22.9	—	22.9
Royalties	—	0.6	12.4	(1.8)	11.2

	—	437.4	208.0	(1.8)	643.6

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	276.1	109.6	(2.3)	383.4
Base metals	—	—	8.7	—	8.7
Depreciation, depletion and amortization	—	68.3	55.3	—	123.6
Exploration and research	—	10.9	7.9	—	18.8
General and administrative	—	20.8	6.9	—	27.7
Other	—	(0.5)	(1.3)	—	(1.8)

	—	375.6	187.1	(2.3)	560.4

Other income (expense)
Gain on investments	—	47.3	—	—	47.3
Gain (loss) on gold commodity derivative instruments, net	—	0.4	(9.9)	—	(9.5)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	5.0	1.4	8.5	(14.9)	—
Dividends, interest income, foreign currency exchange and other income	—	3.6	11.3	—	14.9
Interest expense—intercompany	(5.6)	(2.8)	(6.2)	14.6	—
Interest expense, net of capitalized interest	—	(25.1)	(10.0)	—	(35.1)

	(0.6)	24.8	(6.3)	(0.3)	17.6

Pre-tax (loss) income before minority interest and equity income (loss)	(0.6)	86.6	14.6	0.2	100.8
Income tax (expense) benefit	—	(18.5)	(15.4)	4.1	(29.8)
Minority interest in (income) loss of subsidiaries	(7.4)	(18.3)	(0.1)	6.5	(19.3)
Equity loss of Australian Magnesium Corporation	—	—	(0.7)	—	(0.7)
Equity income (loss) of affiliates	77.0	13.5	15.0	(87.5)	18.0

Net income (loss)	69.0	63.3	13.4	(76.7)	69.0
Preferred stock dividends	(1.9)	—	—	—	(1.9)

Net income (loss) applicable to common shares	$67.1	$63.3	$13.4	$(76.7)	$67.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$1,077.2	$361.4	$—	$1,438.6
Sales—base metals, net	—	—	32.2	—	32.2
Royalties	—	0.1	25.7	(0.9)	24.9

	—	1,077.3	419.3	(0.9)	1,495.7

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	573.6	250.4	(1.3)	822.7
Base metals	—	—	25.3	—	25.3
Depreciation, depletion and amortization	—	181.2	88.7	—	269.9
Exploration and research	—	27.4	24.3	—	51.7
General and administrative	—	43.1	14.1	0.5	57.7
Write-down of long-lived assets	—	1.2	0.6	—	1.8
Other	—	28.8	3.4	(7.6)	24.6

	—	855.3	406.8	(8.4)	1,253.7

Other income (expense)
Gain (loss) on investments, net	—	—	91.9	(7.6)	84.3
Gain on gold commodity derivative instruments, net	—	(18.6)	166.8	(76.6)	71.6
Gain on extinguishment of NYOL bonds, net	—	––	—	94.4	94.4
Gain on extinguishment of NYOL derivatives liability, net	—	—	––	76.6	76.6
Loss on extinguishment of debt	—	(14.3)	(5.2)	—	(19.5)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	10.2	12.5	6.1	(28.8)	—
Dividends, interest income, foreign currency exchange and other income (loss)	56.1	11.2	(3.1)	—	64.2
Interest expense—intercompany	(4.6)	(4.9)	(19.3)	28.8	—
Interest expense, net of capitalized interest	(1.1)	(37.3)	(14.2)	—	(52.6)

	60.6	(51.4)	223.0	86.8	319.0

Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	60.6	170.6	235.5	(94.3)	561.0
Income tax expense	(21.2)	(49.1)	(50.8)	(30.5)	(151.6)
Minority interest in (income) loss of subsidiaries	—	(75.9)	9.4	(7.1)	(73.6)
Equity loss and impairment of Australian Magnesium Corporation	––	––	(119.5)	––	(119.5)
Equity income (loss) of affiliates	168.7	25.8	154.0	(322.2)	26.3

Net income (loss) before cumulative effect of a change in accounting principle	208.1	71.4	228.6	(265.5)	242.6
Cumulative effect of a change in accounting principle, net of tax	—	(31.5)	(3.0)	—	(34.5)

Net income (loss)	208.1	39.9	225.6	(265.5)	208.1
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common shares	$208.1	$39.9	$225.6	$(265.5)	$208.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2002
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$840.8	$251.0	$—	$1,091.8
Sales—base metals, net	—	—	32.3	—	32.3
Royalties	—	1.2	16.2	(2.4)	15.0

	—	842.0	299.5	(2.4)	1,139.1

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	552.4	162.3	(2.7)	712.0
Base metals	—	—	19.4	—	19.4
Depreciation, depletion and amortization	—	149.4	76.4	—	225.8
Exploration and research	—	19.8	10.6	—	30.4
General and administrative	—	37.6	11.4	—	49.0
Other	—	2.4	(3.3)	—	(0.9)

	—	761.6	276.8	(2.7)	1,035.7

Other income (expense)
Gains on investments	––	47.3	––	––	47.3
Gain (loss) on gold commodity derivative instruments, net	—	0.4	(3.5)	—	(3.1)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	5.0	1.9	10.6	(17.5)	—
Dividends, interest income, foreign currency exchange and other income (loss)	—	8.6	6.6	—	15.2
Interest expense—intercompany	(5.6)	(2.8)	(9.1)	17.5	—
Interest expense, net of capitalized interest	—	(50.2)	(16.0)	—	(66.2)

	(0.6)	5.2	(11.4)	—	(6.8)

Pre-tax (loss) income before minority interest, equity income (loss) and cumulative effect of a change in accounting principle	(0.6)	85.6	11.3	0.3	96.6
Income tax (expense) benefit	—	(16.8)	(18.3)	4.1	(31.0)
Minority interest in (income) loss of subsidiaries	(7.4)	(28.8)	1.4	5.0	(29.8)
Equity loss of Australian Magnesium Corporation	––	––	(0.7)	––	(0.7)
Equity income (loss) of affiliates	––	15.0	4.4	––	19.4
Equity income (loss) of subsidiaries	70.2	—	9.1	(79.3)	––

Net income (loss) income before cumulative effect of a change in accounting principle	62.2	55.0	7.2	(69.9)	54.5
Cumulative effect of a change in accounting principle, net of tax	—	7.7	—	—	7.7

Net income (loss)	62.2	62.7	7.2	(69.9)	62.2
Preferred stock dividends	(3.8)	—	—	—	(3.8)

Net income (loss) applicable to common shares	$58.4	$62.7	$7.2	$(69.9)	$58.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At June 30, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$181.7	$93.0	$—	$274.7
Marketable securities—short-term	—	1.5	10.5	—	12.0
Accounts receivable	154.0	36.3	284.0	(429.3)	45.0
Inventories	—	131.6	38.9	—	170.5
Stockpiles and ore on leach pads	—	255.4	21.6	—	277.0
Prepaid taxes	—	19.3	—	—	19.3
Deferred stripping costs—short term	—	24.0	4.7	—	28.7
Deferred income tax assets	—	(3.8)	57.3	—	53.5
Newmont Australia infrastructure bonds	—	––	114.3	—	114.3
Other current assets	390.1	20.7	155.7	(503.2)	63.3

Current assets	544.1	666.7	780.0	(932.5)	1,058.3
Property, plant and mine development, net	—	1,955.7	387.4	—	2,343.1
Mineral interests and other intangible assets, net	—	253.2	1,151.9	—	1,405.1
Investments	—	684.9	869.8	(859.6)	695.1
Investment in subsidiaries	4,901.3	—	2,078.6	(6,979.9)	—
Marketable securities—long-term	—	—	291.0	—	291.0
Deferred stripping costs—long term	—	32.0	7.3	—	39.3
Long-term stockpiles and ore on leach pads	—	260.2	22.3	—	282.5
Deferred income tax assets	15.1	538.4	325.8	—	879.3
Other long-term assets	0.8	554.6	4.8	(471.0)	89.2
Goodwill	—	93.7	2,975.0	—	3,068.7

Total assets	$5,461.3	$5,039.4	$8,893.9	$(9,243.0)	$10,151.6

Liabilities
Current portion of long-term debt	$—	$58.9	$117.5	$—	$176.4
Accounts payable	129.5	208.2	101.7	(288.4)	151.0
Deferred income tax liabilities	—	8.8	0.4	—	9.2
Derivative instruments	—	(5.7)	13.6	—	7.9
Employee-related benefits—short-term	––	77.6	39.6	––	117.2
Other accrued liabilities	20.7	541.1	499.7	(641.4)	420.1

Current liabilities	150.2	888.9	772.5	(929.8)	881.8
Long-term debt	19.0	993.6	264.6	—	1,277.2
Reclamation and remediation liabilities	—	295.9	126.1	—	422.0
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	(53.3)	70.6	—	17.3
Deferred income tax liabilities	64.0	145.8	501.9	30.5	742.2
Employee related benefits—long-term	—	214.7	—	—	214.7
Other long-term liabilities	294.2	107.2	546.3	(568.1)	379.6

Total liabilities	527.4	2,646.6	2,282.0	(1,467.4)	3,988.6

Minority interest in subsidiaries	—	409.6	346.5	(393.9)	362.2

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	579.7	—	0.1	(0.1)	579.7
Additional paid-in capital	4,284.6	2,045.1	5,785.6	(6,962.0)	5,153.3
Accumulated other comprehensive (loss) income	(3.9)	(43.6)	(10.6)	54.2	(3.9)
Retained (deficit) earnings	73.5	(18.3)	429.6	(413.7)	71.7

Total stockholders’ equity	4,933.9	1,983.2	6,265.4	(7,381.7)	5,800.8

Total liabilities and stockholders’ equity	$5,461.3	$5,039.4	$8,893.9	$(9,243.0)	$10,151.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2002
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$165.1	$236.6	$—	$401.7
Marketable securities—short-term	—	0.6	12.6	—	13.2
Accounts receivable	14.2	43.1	184.4	(197.2)	44.5
Inventories	—	126.4	42.9	—	169.3
Stockpiles and ore on leach pads	—	308.9	20.1	—	329.0
Prepaid taxes	—	28.3	—	—	28.3
Deferred stripping costs—short term	—	25.1	7.0	—	32.1
Deferred income tax assets	—	4.6	46.9	—	51.5
Other current assets	331.9	163.8	221.0	(673.0)	43.7

Current assets	346.1	865.9	771.5	(870.2)	1,113.3
Property, plant and mine development, net	—	1,916.5	370.5	—	2,287.0
Mineral interests and other intangible assets, net	—	243.6	1,171.7	—	1,415.3
Marketable securities—long-term	—	661.0	3,276.7	(2,731.0)	1,206.7
Investment in subsidiaries	4,516.9	—	—	(4,516.9)	—
Deferred stripping costs—long term	—	18.6	4.7	—	23.3
Long-term stockpiles and ore on leach pads	—	171.1	28.7	—	199.8
Deferred income tax assets	—	481.1	280.3	—	761.4
Other long-term assets	1.0	318.3	28.0	(227.2)	120.1
Goodwill	—	93.7	2,933.9	—	3,027.6

Total assets	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

Liabilities
Current portion of long-term debt	$—	$91.5	$23.8	$—	$115.3
Accounts payable	115.9	81.4	104.9	(196.9)	105.3
Deferred income tax liabilities	—	26.9	1.6	—	28.5
Derivative instruments	—	—	75.0	—	75.0
Employee-related benefits—short-term	––	63.8	37.2	––	101.0
Other accrued liabilities	48.3	422.5	471.0	(673.4)	268.4

Current liabilities	164.2	686.1	713.5	(870.3)	693.5
Long-term debt	—	1,090.1	611.2	—	1,701.3
Reclamation and remediation liabilities	—	168.0	120.5	—	288.5
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	388.7	—	388.7
Deferred income tax liabilities	49.0	155.2	452.2	—	656.4
Employee related benefits—long-term	—	232.8	1.3	—	234.1
Other long-term liabilities	161.0	95.1	335.6	(227.3)	364.4

Total liabilities	374.2	2,481.1	2,623.0	(1,097.6)	4,380.7

Minority interest in subsidiaries	—	379.3	365.1	(389.8)	354.6

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	565.0	—	0.1	(0.1)	565.0
Additional paid-in capital	4,109.0	2,022.2	5,688.7	(6,781.5)	5,038.4
Accumulated other comprehensive (loss) income	(64.0)	(54.3)	(74.7)	129.0	(64.0)
Retained (deficit) earnings	(120.2)	(58.5)	203.1	(144.6)	(120.2)

Total stockholders’ equity	4,489.8	1,909.4	5,877.9	(6,857.9)	5,419.2

Total liabilities and stockholders’ equity	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$208.1	$39.9	$225.6	$(265.5)	$208.1
Adjustments to reconcile net income to net cash provided by operating activities	(224.8)	212.2	(133.3)	265.4	119.5
Change in working capital	15.3	(19.3)	(73.9)	(24.8)	(102.7)

Net cash (used in) provided by operating activities	(1.4)	232.8	18.4	(24.9)	224.9

Investing activities:
Additions to property, plant and mine development	—	(160.7)	(54.6)	—	(215.3)
Proceeds from sale of short-term investments	—	10.0	(56.2)	—	(46.2)
Proceeds from sale of TVX Newmont Americas	—	—	180.0	—	180.0
Investments in affiliates and other	0.6	10.1	(48.4)	—	(37.7)

Net cash provided by (used in) investing activities	0.6	(140.6)	20.8	—	(119.2)

Financing activities:
Net borrowings (repayments)	4.5	(75.6)	(136.3)	—	(207.4)
Dividends paid on common and preferred stock	(28.6)	—	(3.7)	—	(32.3)
Proceeds from stock issuance and other	24.9	—	(24.9)	24.9	24.9

Net cash provided by (used in) financing activities	0.8	(75.6)	(164.9)	24.9	(214.8)

Effect of exchange rate changes on cash	—	—	(17.9)	—	(17.9)

Net change in cash and cash equivalents	—	16.6	(143.6)	—	(127.0)
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	—	181.7	93.0	—	274.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2002
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$62.2	$62.7	$7.2	$(69.9)	$62.2
Adjustments to reconcile net income to net cash provided by operating activities	0.3	114.9	86.5	(0.3)	201.4
Change in working capital	—	11.1	(76.6)	—	(65.5)

Net cash provided by operating activities	62.5	188.7	17.1	(70.2)	198.1

Investing activities:
Additions to property, plant and mine development	—	(100.1)	(40.7)	—	(140.8)
Proceeds from sale of short-term investments	—	—	406.7	—	406.7
Proceeds from sale of marketable securities of Lihir	––	84.0	––	––	84.0
Proceeds from settlement of cross currency swaps	––	––	50.8	––	50.8
Net cash effect of acquisitions	(87.9)	—	—	—	(87.9)
Investments in affiliates	(70.2)	––	––	70.2	––
Proceeds from asset sales and other	––	(19.2)	14.4	––	(4.8)

Net cash provided by (used in) investing activities	(158.1)	(35.3)	431.2	70.2	308.0

Financing activities:
Net borrowings (repayments)	58.8	(180.6)	(300.9)	—	(422.7)
Dividends paid on common and preferred stock	(22.6)	—	(3.3)	—	(25.9)
Proceeds from stock issuance	59.3	3.6	––	––	62.9
Other	0.1	(0.7)	––	—	(0.6)

Net cash provided by (used in) financing activities	95.6	(177.7)	(304.2)	—	(386.3)

Effect of exchange rate changes on cash	—	1.6	14.6	—	16.2

Net change in cash and cash equivalents	—	(22.7)	158.7	—	136.0
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$126.7	$158.7	$—	$285.4

(21)    SUBSEQUENT EVENTS

NYOL

On July 3, 2003, the board of directors of NYOL resolved to place the company into VA as it was insolvent or likely to become insolvent. Under Australian VA law, the powers of all NYOL officers have been suspended and control of NYOL has been transferred to an Independent Administrator. During the VA process, the role of the directors of NYOL is to assist the Independent Administrator and provide certain information. The Independent Administrator’s role is to manage the operations of NYOL during such time as the Independent Administrator investigates whether NYOL’s creditors and NYOL can work out a solution to NYOL’s financial position such that NYOL may be returned to the control of the original board of directors, reorganized or liquidated. The Independent Administrator is responsible for soliciting and accessing proposed deeds of company arrangement (“DOCA”), with the creditors’ role essentially limited to consulting with the administrator and then voting on the proposed DOCA. Under Australian VA law, the court is called upon only when disputes require adjudication during the process. VA is governed by strict timeframes, with a decision on the future of the company made at a meeting a maximum of 28 days from the commencement of the administration (with extensions allowed with court approval). As a result of NYOL’s placement into VA on July 3, 2003, Newmont does not have the unilateral ability to control or effectively control NYOL during the VA process, and accordingly, Newmont concluded that, in accordance with paragraph 4 of Statement of Financial Accounting Standards No. 94, it is appropriate to deconsolidate NYOL from the consolidated group effective on that date.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the VA process, Newmont has made an offer to the Independent Administrator that, if accepted, would bring NYOL out of VA. The offer effectively values the assets at $200 million and may result in NYOL’s outstanding third-party Senior Note holders and the remaining hedge contract counterparty receiving not more than $0.40 on the dollar. If Newmont’s offer is accepted, NYOL would be returned to the control of its directors, and its employees would continue their employment as usual. In addition, Newmont would honor any prior unpaid obligations to NYOL’s employees and offer trade creditors payment in full.

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

Mesquite Mine

On July 3, 2003, Newmont signed a letter of intent with Western Goldfields, Inc. (“WGI”) to sell its Mesquite mine. Under the terms of the proposed transaction, Newmont would sell the majority of the assets of the operation to WGI in exchange for restricted common stock and warrants to purchase common stock of WGI, a 50% net profits interest, royalty on future production from existing leach pads, net of smelter return, royalties on production from future expansion, and the assumption of reclamation and remediation liabilities by WGI associated with the operation. Newmont would also be released from the performance bonds for reclamation, remediation, mine closure and other obligations associated with the assets being sold. The transaction is subject to certain conditions precedent before closing, including the completion of due diligence by WGI. The transaction is not expected to have a significant impact on Newmont’s results of operations, cash flows or financial position.

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

The table below presents pro forma net income and earnings per share before cumulative effect of a change in accounting principle for the three- and six-month periods ended June 30, 2002 as if the Company had adopted the SFAS No. 143 as of January 1, 2002 (unaudited, in thousands, except per share data):

	Three months ended June 30, 2002		Six months ended June 30, 2002
	Net income applicable to common shares	Income per share	Net Income applicable to common shares	Income per share
As reported	$67,121	$0.17	$50,753	$0.15
Change in accounting method SFAS No. 143	(635)	—	(2,398)	(0.01)

Pro forma	$66,486	$0.17	$(48,355)	$0.14

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

Summary

Newmont recognized net income applicable to common shares of $90.8 million ($0.22 per share, basic) for the three months ended June 30, 2003 compared to net income of $67.1 million ($0.17 per share, basic) for the same period in 2002. The second quarter of 2003 includes, net of tax, a $63.9 million gain ($0.16 per share, basic) on the extinguishment of the bonds of Newmont Yandal Operations Pty Ltd (“NYOL”), a Newmont Australia Limited subsidiary; $53.6 million gain ($0.13 per share, basic) on extinguishment of a NYOL derivatives liability; $11.7 million ($0.03 per share, basic) for non-cash gains on derivative instruments; and, a write-down of the investment in Australian Magnesium Corporation (“AMC”) of $107.8 million ($0.27 per share, basic). The six months ended June 30, 2003 included, net of tax, a $63.9 million gain ($0.16 per share, basic) on the extinguishment of the NYOL bonds; $53.6 million gain ($0.13 per share, basic) on the extinguishment of the NYOL derivatives liability; $53.9 million ($0.13 per share, basic) for non-cash gains on derivative instruments; $68.0 million gain ($0.17 per share, basic) for the exchange of Echo Bay Mines Ltd. (“Echo Bay”) shares for shares of Kinross; a $13.0 million ($0.03 per share, basic) loss on extinguishment of debt; and an equity loss and write-down of the AMC investment of $119.5 million ($0.30 per share, basic). Total equity gold sales ounces (ounces attributable to Newmont’s ownership or economic interest), total cash costs, total production costs and average realized gold prices per ounce were as follows:

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

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Mesquite		La Herradura		Golden Giant
For the Three Months Ended June 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$138.3	$155.1	$2.4	$2.1	$3.5	$2.8	$13.7	$13.6
Minority interest	—	—	—	—	—	—		—
Reclamation/accretion expense	(1.5)	(1.4)	—	—	—	(0.1)	(0.3)	(0.5)
Non-cash inventory adjustment	—	(0.7)	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	(7.4)	—	—	—	—	—	—
Other	(3.1)	—	—	—	0.1	—	—	—

Total cash cost for per ounce calculation	$133.7	$145.6	$2.4	$2.1	$3.6	$2.7	$13.4	$13.1
Equity ounces sold (000)	535.3	599.0	15.6	12.4	17.8	15.2	53.8	78.5
Equity cash cost per ounce sold	$254	$243	$153	$164	$201	$180	$248	$166

	Holloway		Total North America		Yanacocha		Kori Kollo
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$4.7	$5.1	$162.6	$178.7	$83.5	$69.5	$11.2	$11.3
Minority interest	—	—	—	—	(42.2)	(34.6)	(1.3)	(1.3)
Reclamation/accretion expense	(0.2)	(0.2)	(2.0)	(2.2)	(0.9)	(0.7)	(0.7)	(0.3)
Non-cash inventory adjustment	—	—	—	(0.7)	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	(7.4)	—	—	—	—
Other	—	—	(3.0)	—	0.1	0.3	—	—

Total cash cost for per ounce calculation	$4.5	$4.9	$157.6	$168.4	$40.5	$34.5	$9.2	$9.7
Equity ounces sold (000)	14.6	23.1	637.1	728.2	343.7	245.4	48.9	66.4
Equity cash cost per ounce sold	$310	$218	$251	$231	$118	$141	$188	$146

	Total South America		Pajingo		Yandal		Tanami
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$94.7	$80.8	$12.2	$7.6	$45.4	$39.0	$46.7	$32.3
Minority interest	(43.5)	(35.9)	—	—	—	—	0.1	(4.7)
Reclamation/accretion expense	(1.6)	(1.0)	—	(0.3)	(0.4)	(1.0)	(0.5)	(0.8)
Non-cash inventory adjustment	—	—	—	(0.2)	—	0.2	—	(0.8)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(1.7)	(0.1)	(2.1)	—
Other	0.1	0.3	0.1	(0.1)	—	(0.3)	0.4	—

Total cash cost for per ounce calculation	$49.7	$44.2	$12.3	$7.0	$43.3	$37.8	$44.6	$26.0
Equity ounces sold (000)	392.6	311.8	93.8	74.4	141.9	166.6	190.7	131.2
Equity cash cost per ounce sold	$127	$142	$132	$95	$305	$227	$232	$199

	Kalgoorlie		Total Australia		Minahasa		Martha
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$29.7	$19.6	$134.0	$98.5	$7.7	$9.0	$7.8	$3.9
Minority interest	—	—	0.1	(4.7)	—	—	—	—
Reclamation/accretion expense	(0.4)	(0.5)	(1.3)	(2.6)	(0.2)	(0.3)	—	—
Non-cash inventory adjustment		(0.4)	—	(1.2)	—	—	—	(0.4)
Write-downs of inventories, stockpiles and ore on leach pads	(1.0)	—	(4.8)	(0.1)	—	—	(1.2	—
Other	0.1	—	0.6	(0.4)	(0.5)	(0.3)	—	(0.1)

Total cash cost for per ounce calculation	$28.4	$18.7	$128.6	$89.5	$7.0	$8.4	$6.6	$3.4
Equity ounces sold (000)	104.2	85.4	530.6	457.6	26.4	44.0	27.7	32.1
Equity cash cost per ounce sold	$272	$219	$242	$196	$267	$193	$237	$104

	Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$6.4	$4.2	$9.4	$9.9	$31.3	$27.0	$422.6	$385.0
Minority interest	—	—	—	—	—	—	(43.4)	(40.6)
Reclamation/accretion expense	—	(0.1)	(0.1)	—	(0.3)	(0.4)	(5.2)	(6.2)
Non-cash inventory adjustment	—	(0.3)	—	—	—	(0.7)	—	(2.6)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(1.2)	—	(6.0)	(7.5)
Other	(0.1)	(0.1)	(0.1)	0.3	(0.7)	(0.2)	(3.0)	(0.3)

Total cash cost for per ounce calculation	$6.3	$3.7	$9.2	$10.2	$29.1	$25.7	$365.0	$327.8
Equity ounces sold (000)	51.2	31.2	61.6	71.3	166.9	178.6	1,727.2	1,676.2
Equity cash cost per ounce sold	$123	$120	$150	$142	$175	$144	$212	$196

	Golden Grove		Kasese		Other Non-Gold		Consolidated
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$9.7	$4.5	$—	$4.1	$1.3	$(1.5)	$433.6	$392.1
Minority interest	—	—	—	—	—	—	(43.4)	(40.6)
Reclamation/accretion expense	—	—	—	—	—	—	(5.2)	(6.2)
Non-cash inventory adjustment	—	—	—	—	—	—	—	(2.6)
Write-downs of inventories, stock piles and ore on leach pads	(3.5)	(0.1)	—	—	—	—	(9.5)	(7.6)
Other	(6.2)	(4.4)	—	(4.1)	(1.3)	1.5	(10.5)	(7.3)

Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$365.0	$327.8
Equity ounces sold (000)	—	—	—	—	—	—	1,727.2	1,676.2
Equity cash cost per ounce sold	$	$	$	$—	$—	$—	$212	$196

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Mesquite		La Herradura		Golden Giant
For the Six Months Ended June 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$283.8	$309.5	$5.0	$4.5	$5.7	$5.7	$30.4	$27.3
Minority interest	—	—	—	—	—	—	—	—
Reclamation/accretion expense	(3.1)	(2.9)	(0.1)	—	—	(0.1)	(0.8)	(0.8)
Non-cash inventory adjustment	—	(1.5)	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	(1.0)	(15.3)	—	—	—	—	—	—
Other	(3.1)	—	—	—	—	—	—	—

Total cash cost for per ounce calculation	$276.6	$289.8	$4.9	$4.5	$5.7	$5.6	$29.6	$26.5
Equity ounces sold (000)	1,168.2	1,205.1	30.2	27.9	34.4	30.8	119.0	140.8
Equity cash cost per ounce sold	$239	$240	$163	$160	$166	$181	$249	$188

	Holloway		Total North America		Yanacocha		Kori Kollo
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$10.1	$10.7	$335.0	$357.7	$169.0	$138.7	$21.8	$22.8
Minority interest	—	—	—	—	(85.4)	(69.6)	(2.6)	(2.7)
Reclamation/accretion expense	(0.3)	(0.3)	(4.3)	(4.1)	(1.7)	(1.5)	(1.1)	(0.5)
Non-cash inventory adjustment	—	—	—	(1.5)	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(1.0)	(15.3)	—	—	—	—
Other	—	—	(3.1)	—	0.2	0.9	—	—

Total cash cost for per ounce calculation	$9.8	$10.4	$326.6	$336.8	$82.1	$68.5	$18.1	$19.6
Equity ounces sold (000)	32.7	51.0	1,384.5	1,455.6	678.8	493.5	100.7	127.0
Equity cash cost per ounce sold	$301	$205	$238	$231	$121	$139	$180	$154

	Total South America		Pajingo		Yandal		Tanami
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$190.8	$161.5	$20.6	$12.8	$85.1	$56.2	$78.3	$45.1
Minority interest	(88.0)	(72.3)	—	—	—	—	(4.3)	(6.4)
Reclamation/accretion expense	(2.8)	(2.0)	(0.1)	(0.5)	(1.1)	(1.5)	(0.4)	(1.0)
Non-cash inventory adjustment	—	—	—	(0.8)	—	(0.3)	—	(1.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(2.4)	(0.3)	(2.1)	—
Other	0.2	0.9	0.2	(0.1)	—	(0.3)	0.2	—

Total cash cost for per ounce calculation	$100.2	$88.1	$20.7	$11.4	$81.6	$53.8	$71.7	$36.6
Equity ounces sold (000)	779.5	620.5	167.8	131.4	281.2	253.7	296.2	184.7
Equity cash cost per ounce sold	$129	$142	$124	$88	$290	$212	$242	$198

	Kalgoorlie		Total Australia		Minahasa		Martha
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$52.1	$30.4	$236.1	$144.5	$17.1	$17.3	$13.9	$6.8
Minority interest	—	—	(4.3)	(6.4)	—	—	(0.4)	—
Reclamation/accretion expense	(0.8)	(0.7)	(2.4)	(3.7)	(0.3)	(0.6)	(0.1)	(0.2)
Non-cash inventory adjustment	—	(2.1)	—	(4.3)	—	—	—	(0.5)
Write-downs of inventories, stockpiles and ore on leach pads	(1.0)	—	(5.5)	(0.3)	(1.3)	—	(2.6)	—
Other	0.1	—	0.5	(0.4)	(1.0)	(0.5)	0.1	(0.1)

Total cash cost for per ounce calculation	$50.4	$27.6	$224.4	$129.4	$14.5	$16.2	$10.9	$6.0
Equity ounces sold (000)	193.2	126.5	938.4	696.3	58.1	85.8	47.3	46.6
Equity cash cost per ounce sold	$261	$217	$239	$186	$250	$188	$229	$129

	Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$10.8	$7.2	$18.0	$17.4	$59.8	$48.7	$821.7	$712.4
Minority interest	—	—	—	—	(0.4)	—	(92.7)	(78.7)
Reclamation/accretion expense	(0.1)	(0.2)	(0.2)	(0.1)	(0.7)	(1.1)	(10.2)	(10.9)
Non-cash inventory adjustment	—	(0.6)	—	—	—	(1.1)	—	(6.9)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(3.9)	—	(10.4)	(15.6)
Other	—	(0.1)	—	0.3	(0.9)	(0.4)	(3.3)	0.1

Total cash cost for per ounce calculation	$10.7	$6.3	$17.8	$17.6	$53.9	$46.1	$705.1	$600.4
Equity ounces sold (000)	86.2	48.0	121.7	123.7	313.3	304.1	3,415.7	3,076.5
Equity cash cost per ounce sold	$125	$132	$146	$142	$172	$152	$207	$195

	Golden Grove		Kasese		Other Non-Gold		Consolidated
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$24.9	$13.1	$—	$6.1	$1.4	$(0.2)	$848.0	$731.4
Minority interest	—	—	—	—	—	—	(92.7)	(78.7)
Reclamation/accretion expense	—	—	—	—	—	—	(10.2)	(10.9)
Non-cash inventory adjustment	—	—	—	—	—	—	—	(6.9)
Write-downs of inventories, stockpiles and ore on leach pads	(6.8)	(0.3)	—	—	—	—	(17.2)	(15.9)
Other	(18.1)	(12.8)	—	(6.1)	(1.4)	0.2	(22.8)	(18.6)

Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$705.1	$600.4
Equity ounces sold (000)	—	—	—	—	—	—	3,415.7	3,076.5
Equity cash cost per ounce sold	$—	$—	$—	$	$—	$—	$207	$195

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

Hourly waged employees at Newmont’s Carlin, Nevada operations are represented by the Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO. On September 30, 2002, the Carlin labor agreement expired. During the last ten months, Newmont has been actively negotiating with the union and has undergone federal mediation in attempts to reach an acceptable contract. On July 23, 2003, with approximately 30% of the represented employees voting, the union rejected Newmont’s proposed contract which would have provided represented employees with more than $17 million in increased compensation and benefits over the three-year life of the proposed agreement. Future meetings between Newmont and the union bargaining teams have not been scheduled at this time. Newmont’s Carlin Trend mines continue normal operations, as they have since contract negotiations began in September 2002. Furthermore, Newmont has developed contingency plans in case of a work stoppage or strike. Newmont cannot predict when or if it will reach an agreement with the union. If no such agreement is reached or if the negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage.

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

At the 88%-owned Kori Kollo open-pit mine in Bolivia, gold sales totaled 48,900 equity ounces in the second quarter of 2003 at total cash costs of $188 per equity ounce, compared to 66,400 equity ounces in the second quarter of 2002 at a total cash costs of $146 per equity ounce. Gold sales and total cash costs were 100,700 equity ounces and $180 per equity ounce, respectively, in the first half of 2003, compared to 127,000 equity ounces at $154 per equity ounce in the first half of 2002. 25% lower mill feed grade and 25% lower ore placed on the leach pads were the primary factors contributing to lower production during the second quarter of 2003. Similar factors led to the decline in production for the first half of 2003. Total cash costs per ounce increased by $42 per ounce during the second quarter of 2003 compared to the same period in 2002 because of the decline in equity gold sales and higher fuel, maintenance and contracted services costs. The increase in total cash costs per equity ounce during the first half of 2003 compared to the first half of 2002 was primarily attributable to the reduction in equity gold ounces sold, partially offset by reduced consumption of reagents and spare parts. By-product credits for the three months ended June 30, 2003 and 2002 were $0.8 million and $0.6 million, respectively, and $1.6 million and $1.2 million for the first halves of 2003 and 2002, respectively. For the year 2003, equity gold sales are expected to total approximately 150,000 equity ounces at total cash costs of about $200 per equity ounce.

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

Other Mining Operations

Gold Operations

Information related to Martha, Ovacik, Golden Grove and TVX Newmont Americas for the first half of 2002 reflects activity from February 16, 2002 (as the Normandy acquisition was effective February 15, 2002) through June 30, 2002. Information related to Echo Bay in 2002 only reflects activity from April 3, 2002 (the date Newmont’s investment was converted from capital debt securities to common shares of Echo Bay) through June 30, 2002. Information related to TVX Newmont Americas and Echo Bay for 2003 reflects activity from January 1, 2003, to January 31, 2003 only when the investments were sold and exchanged, respectively, as part of the Kinross transaction (See Other Investing Activities).

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

Newmont acquired certain Echo Bay Mines Ltd. (Echo Bay”) capital securities in connection with its acquisition of Franco-Nevada. Subsequent to this acquisition, an agreement was reached with Echo Bay and the capital securities holders to exchange the capital securities for common stock of Echo Bay. This exchange of capital securities debt obligations for common stock occurred on April 3, 2002 and resulted in Newmont Mining Corporation of Canada Limited (a wholly-owned subsidiary of Newmont) owning 48.8% of Echo Bay. From April 3, 2002, Newmont accounted for its investment in Echo Bay under the equity method. On January 31, 2003, Kinross Gold Corporation, Echo Bay and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and $180 million for its interest in the TVX Newmont Americas joint venture. Cash proceeds of $170.6 million were received in the three month period ended March 31, 2003, with the remaining $9.4 million held in escrow until received in April 2003. Newmont recorded a gain of approximately $84.3 million on the sale of Echo Bay.

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

The wholly-owned Golden Grove copper/zinc operation in Western Australia, which was acquired as part of the Normandy acquisition, sold 16.2 million pounds of copper and 28.7 million pounds of zinc in the second quarter of 2003, compared to 14.9 million pounds of copper and 69.4 million pounds of zinc in the second quarter of 2002. For the first half of 2003, copper and zinc sales were 37.5 million pounds and 53.6 million pounds, respectively, compared to copper and zinc sales of 25.1 million pounds and 69.4 million pounds, respectively, during the first half of 2002. Total cash costs during the second quarter of 2003 were $0.22 and $0.34 per pound for copper and zinc, respectively, compared to $0.44 and $0.11 for copper and zinc, respectively, in the second quarter of 2002. Total cash costs during the first half of 2003 were $0.39 and $0.36 per pound for copper and zinc, respectively, compared to $0.68 and $0.11 for copper and zinc, respectively, in the first half of 2002. Lead and gold by-product credits at Golden Grove were $6.6 million and $8.3 million during the three months ended June 30, 2003 and 2002, respectively, and $8.1 million and $8.3 million for the first halves of 2003 and 2002, respectively. Newmont anticipates Golden Grove will sell between 65 million and 75 million pounds of copper and 130 million to 140 million pounds of zinc for the year 2003 at total cash costs per pound of between $0.63 and $0.68, and between $0.28 and $0.34, respectively.

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

Through the efforts of the Merchant Banking Segment, Newmont sold its 9.74% equity holding in Lihir Gold during the second quarter of 2002 through a block trade to Macquarie Equity Capital Markets Limited in Australia for approximately $84 million, resulting in the recognition of a pre-tax gain of approximately $47.3 million.

Merchant Banking also managed the process of extinguishing the majority of NYOL’s bonds and derivatives liability during the second quarter of 2003. On May 29, 2003, Newmont, through its subsidiary Yandal Bond Company Pty Ltd (“YBCL”), made an offer to acquire all of NYOL’s outstanding 8 7/8% Senior Notes due in April 2008 at a price of $500 per $1,000 principal amount. As of June 30, 2003, YBCL had received binding tender offers for the Senior Notes totaling $196.8 million, representing 83% of the original $237.2 million outstanding principal amount (see Note 10 to the Consolidated Financial Statements, Extinguishment of NYOL Obligations). Newmont recorded a Gain on extinguishment of NYOL bonds, net of $94.4 million for the transaction. Furthermore, on May 28, 2003, YBCL made an offer to acquire all of NYOL’s gold hedge contracts from the counterparties at a rate of $0.50 per $1.00 of net mark-to-market hedge liability as of May 22, 2003. Six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL as of June 30, 2003 (see Note 10 to the Consolidated Financial Statements, Extinguishment of NYOL Obligations). Newmont recorded a Gain on extinguishment of NYOL derivatives liability, net of $76.6 million for the transaction.

Newmont’s Merchant Banking Segment holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or in-kind physical metal of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. Newmont earned $10.5 million of royalty revenue for the second quarter of 2003, compared to $11.2 million in the second quarter of 2002 and $24.9 during the first half of 2003, compared to $15.0 during the first half of 2002. The increase in the first half of 2003 is primarily attributable to a full first quarter of operations compared to a partial first quarter in 2002 and higher prevailing gold and oil and gas market prices. Newmont expects to earn $40 million to $50 million in royalties for the full year 2003.

Exploration

Exploration and research expenditures were $30.2 million and $51.7 million for the three and six months ended June 30, 2003 and $18.8 million and $30.4 million for the three and six months ended June 30, 2002. Of these amounts, $24.0 million and $40.8 million, respectively, related to the activities of the Exploration Segment for the three and six months ended June 30, 2003, with the balance in each year relating primarily to research and advanced project activities not managed by Newmont’s Exploration Segment. For the three and six months ended June 30, 2002, $15.2 million and $24.1 million, respectively, related to the activities of the Exploration Segment.

Exploration expenditures reflect a full six months of exploration activity in 2003 for the combined Newmont and Normandy exploration programs, as compared to four and one-half months in 2002. Expenditures in 2003 also reflect higher funding of exploration activities by Newmont due to higher prevailing gold prices. Newmont is forecasting expenditures of approximately $85 million for the full year 2003. Exploration activities during the first half of 2003 have primarily focused on the Antonio and Corimayo deposits at Minera Yanacocha, the Gold Quarry and Dos Equis deposits in Nevada and various deposits at the Company’s Australian operations. Newmont updates its public disclosure of proven and probable reserves annually as of December 31 of each year. The Company will therefore discuss the additions to proven and probable reserves resulting from its 2003 exploration program in the Company’s 2003 Annual Report on Form 10-K. Newmont believes that exploration results to date in 2003 indicate the Company is on track to achieve its goal of replacing depletion of approximately 9.0 million ounces during the year.

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

Three months ended June 30, 2003 and 2002:

	Three months ended June 30, 2003			Three months ended June 30, 2002
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars	Increase (decrease) to total cash costs per ounce in US dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars	Increase (decrease) to total cash costs per ounce in US dollars
	(unaudited)
North America:
La Herradura	(10)%	$(89,054)	$(5)	(3)%	$(33,701)	$(2)
Golden Giant	10%	$1,177,762	$22	(1)%	$(113,524)	$(1)
Holloway	10%	$488,440	$33	(1)%	$(39,683)	$(2)
South America:
Minera Yanacocha	(1)%	$(68,183)	$—	3%	$308,329	$1
Kori Kollo	(8)%	$(326,510)	$(7)	(8)%	$(463,503)	$(7)
Australia(1):
Pajingo	14%	$1,578,503	$17	7%	$425,135	$6
Kalgoorlie	14%	$4,116,374	$39	7%	$1,301,416	$15
Yandal	14%	$5,440,462	$38	7%	$2,372,959	$14
Tanami	14%	$5,068,265	$27	7%	$1,589,066	$12
Other International:
Zarafshan-Newmont Joint Venture	(35)%	$(1,409,104)	$(23)	(104)%	$(4,342,883)	$(61)
Minahasa	7%	$33,988	$1	19%	$267,367	$6
Martha	14%	$1,292,392	$47	7%	$409,619	$13
Ovacik	(3)%	$(77,287)	$(2)	(21)%	$(439,301)	$(14)

Six months ended June 30, 2003 and 2002:

	Six months ended June 30, 2003			Six months ended June 30, 2002 (1)
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars
	(unaudited)
North America:
La Herradura	(15)%	$(243)	$(7)	2%	$31	$1
Golden Giant	12%	$1,997	$19	(2)%	$(665)	$(4)
Holloway	12%	$741	$25	(2)%	$(225)	$(5)
South America:
Minera Yanacocha	—%	$(146)	$—	2%	$462	$1
Kori Kollo	(10)%	$(705)	$(7)	(10)%	$(884)	$(7)
Australia(1):
Pajingo	19%	$2,466	$13	4%	$322	$2
Kalgoorlie	19%	$7,351	$35	4%	$1,099	$6
Yandal	19%	$9,251	$33	4%	$1,998	$6
Tanami	19%	$8,501	$24	4%	$1,370	$5
Other International:
Zarafshan-Newmont Joint Venture	(40)%	$(3,087)	$(25)	(117)%	$(9,321)	$(65)
Minahasa	17%	$66	$1	7%	$189	$2
Martha	19%	$2,059	$38	4%	$359	$6
Ovacik	(11)%	$(497)	$(5)	(67)%	$(888)	$(14)

(1)	For operations acquired as part of the acquisition of Normandy, amounts include the impact from February 15, 2002 through June 30, 2002.

In addition, the Company’s total cash costs at Golden Grove varied due to changes in the local currency exchange rates in relation to the U.S. dollar as follows:

Period	Foreign Currency	Percentage change in average local currency exchange rate; appreciation	Increase (decrease) to total cash costs in US dollars (000)
Three months ended June 30, 2003	Australian Dollar	14%	$1,660
Three months ended June 30, 2002	Australian Dollar	7%	$372
Six months ended June 30, 2003	Australian Dollar	19%	$2,925
Six months ended June 30, 2002	Australian Dollar	4%	$332

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

The following is a summary of Costs applicable to sales and Depreciation, depletion and amortization by operation:

	CostsApplicable of Sales				Depreciation, Depletion and Amortization
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002	2003	2002	2003	2002
	(Unaudited and in millions)
North America:
Nevada	$138.3	$155.1	$283.8	$309.5	$34.7	$25.2	$66.3	$52.0
Mesquite, California	2.4	2.1	5.0	4.5	1.6	1.5	2.5	3.0
La Herradura, Mexico	3.5	2.8	5.7	5.7	0.9	0.7	1.7	1.5
Golden Giant, Canada	13.7	13.6	30.4	27.3	4.4	5.6	11.6	10.1
Holloway, Canada	4.7	5.1	10.1	10.7	1.1	1.3	2.4	3.1

Total North America	162.6	178.7	335.0	357.7	42.7	34.3	84.5	69.7

South America:
Yanacocha, Peru	83.5	69.5	169.0	138.7	40.4	26.2	75.9	61.2
Kori Kollo, Bolivia	11.2	11.3	21.8	22.8	1.8	3.8	3.9	6.9

Total South America	94.7	80.8	190.8	161.5	42.2	30.0	79.8	68.1

Australia:
Kalgoorlie	29.7	19.6	52.1	30.4	3.0	2.2	4.6	3.4
Yandal	45.4	38.7	85.1	55.9	7.4	9.6	18.0	15.8
Tanami	46.7	32.3	78.3	45.1	10.1	9.9	17.7	13.0
Pajingo	12.2	7.6	20.6	12.8	6.9	6.4	12.5	9.9
Other Australia	––	––	––	––	—	1.6	—	3.1

Total Australia	134.0	98.2	236.1	144.2	27.4	29.7	52.8	45.2

Other Operations:
Minahasa, Indonesia	7.7	9.0	17.1	17.3	1.7	3.3	3.4	6.2
Zarafshan-Newmont, Uzbekistan	9.4	9.9	18.0	17.4	2.9	3.1	5.5	5.4
Martha, New Zealand	7.8	3.9	13.9	6.8	2.6	4.5	4.7	6.3
Ovacik, Turkey	6.4	4.2	10.8	7.2	3.8	2.8	7.2	3.5

Total Other Operations	31.3	27.0	59.8	48.7	11.0	13.7	20.8	21.4

Other:
Merchant banking	0.2	0.1	0.4	0.2	5.6	6.0	10.3	8.2
Base metals operations	9.7	8.6	24.9	19.2	6.7	6.7	13.8	7.0
Corporate and other	1.1	(1.3)	1.0	(0.1	3.7	3.2	7.9	6.2

Total Other	11.0	7.4	26.3	19.3	16.0	15.9	32.0	21.4

Total Newmont	$433.6	$392.1	$848.0	$731.4	$139.3	$123.6	$269.9	$225.8

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

Other expenses (income) were $2.5 million and $(1.8) million for the second quarters of 2003 and 2002, respectively, and $24.5 million and $(0.9) million for the first halves of 2003 and 2002, respectively. The increase in the second quarter 2003 comparable to the second quarter of 2002 is due to $1.9 million of severance costs associated with the gradual winding down of operations at Kori Kollo, and $1.2 million of costs associated with implementation of the Sarbanes-Oxley Act of 2002, offset by insurance recoveries. Other expenses in the first half of 2003 included, in addition to various individually insignificant items, an $10.6 million accrual for certain environmental obligations, $1.0 million associated with the finalization of a de-watering agreement in Nevada, $3.3 million for severance at the Kori Kollo project in Bolivia, $1.2 million of costs associated with implementation of the Sarbanes-Oxley Act of 2002, $3.0 million for cost investment impairments and $5.4 million of other expenses.

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

Loss on extinguishment of debt was $19.5 million for the six months ended June 30, 2003. During the first quarter of 2003, Newmont repurchased $23.0 million, $52.3 million, $10.0 million, and $30.9 million face amount of its outstanding 8 3/8%, 8 5/8%, Newmont Australia Limited 7 ½%, and Newmont Australia Limited 7 5/8% debentures, respectively, for total cash consideration of $135.8 million, net of associated discounts, premiums and capitalized debt issuance costs. See Liquidity and Capital Resources, Financing Activities.

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

Income tax expense was $89.0 million and $29.8 million for the second quarters of 2003 and 2002, respectively, and $151.6 million and $31.0 million for the first halves of 2003 and 2002, respectively. The second quarter 2003 increase primarily reflects pre-tax income of $305.7 million, compared to pre-tax income of $100.8 million for the second quarter of 2002. The effective tax rate for the second quarter of 2003 was 29%, compared to 30% for the second quarter of 2002. The first half of 2003 increase in tax expense primarily reflects pre-tax income of $561.0 million, compared to a pre-tax income of $96.6 million for the first half of 2002. The effective tax rate for the first half of 2003 was 27%, compared to 32% for the first half of 2002. The effective tax rate for the three and six months ended June 30, 2003 differs from the United States statutory rate of 35% applicable to multinational companies primarily due to the gains on the extinguishments on the NYOL bonds and derivatives liability which were subject to tax rates of approximately 30%. Higher gold prices in 2003 also resulted in higher percentage depletion and resource allowances than in 2002. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Equity income of affiliates was $17.7 million and $18.0 million for the second quarters of 2003 and 2002, respectively, and $26.3 million and $19.4 million for the first half of 2003 and 2002, respectively. The three months ended June 30, 2003 included equity income in Batu Hijau of $18.4 million, and a $0.7 equity loss in AGR Matthey Joint Venture. The six months ended June 30, 2003 included equity income in Batu Hijau of $25.8 million, and equity income in TVX Newmont Americas of $0.8 million and an equity loss in AGR Matthey Joint Venture of $0.3 million. The three and six months ended June 30, 2002 includes equity income in Batu Hijau of $13.5 million and $14.9 million, respectively. Both the three and six months ended June 30, 2002 include equity income in TVX Newmont Americas of $3.9 million, and equity income in AGR Matthey Joint Venture of $0.6 million. The three and six month June 30, 2003 increase in equity income in Batu Hijau resulted primarily from a decrease in production costs due to an increase in gold by-product credits from higher grade ore and higher gold prices (see Results of Operations, Other Mining Operations).

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 impacts accounting for variable interest entities created after January 31, 2003, and requires expanded disclosure of variable interest entities for financial statements issued after January 31, 2003. The provisions of FIN 46 must be applied by the Company to variable interest entities created before February 1, 2003 no later than the interim period beginning July 1, 2003. The Company is currently evaluating the impact of adoption of FIN 46 on its financial position or results of operations.

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

Liquidity and Capital Resources

During the six months ended June 30, 2003, Net cash provided by operating activities was $224.9 million, compared to $198.1 million for the six months ended June 30, 2002. The increase in operating cash flows in 2003 primarily reflects the impact of an increased average realized gold price in 2003 of $352 per ounce compared to $304 per ounce in 2002, offset by higher total cash costs and cash payments to settle derivative instruments. In 2003, there were several significant non-cash gains which have been included as non-cash adjustments to net income, including the gains on the extinguishments of the NYOL bonds and derivative liabilities totaling $171.0 million, the gain on exchange of Echo Bay shares for marketable securities of Kinross of $84.3 million, a gain on the mark-to-market of ineffective and partially effective derivative instruments of $71.7 million and a $34.5 million cumulative effect reflecting the adoption of SFAS No. 143. In 2002, net income was adjusted for a gain of $47.3 million on the disposition of the Lihir securities in addition to a $7.7 million non-cash gain for the cumulative effect with respect to depreciation, depletion and amortization. Net cash provided by operating activities in the first six months of 2003 was also net of $121.0 million of cash outflows to early settle derivatives classified as cash flow hedges.

Net cash (used) provided by investing activities was $(119.2) million and $308.0 million for the six months ended June 30, 2003 and 2002, respectively. Investing activities in 2003 used more cash primarily due to $74.5 million higher capital expenditures for property, plant and mine development and $405.0 million lower proceeds from the sale of short-term investments compared to the same period for 2002. See Investing Activities below for more information on capital expenditures in each year. The six months ended June 30, 2003 included $180.0 million of proceeds from the sale of TVX Newmont Americas, offset by a $56.2 million equity contribution to Australian Magnesium Corporation, an equity investment of the Company, net of approximately $10.0 million of cash payments received from Batu Hijau for inter-company charges. Additionally, during the six months ended June 30, 2003, $29.1 million was used for early settlement of ineffective derivative instruments and $11.2 million was used to acquire Newmont NFM minority interest. The six months ended June 30, 2002 also included proceeds of $84.0 million from the sale of Lihir securities, proceeds of $50.8 million from the sale of cross currency swaps, proceeds of $19.9 million from other, and a net $87.9 million outflow related to the acquisitions of Franco-Nevada and Normandy.

Net cash used in financing activities was $214.8 million in the six months ended June 30, 2003, compared to $386.4 million in the six months ended June 30, 2002. Financing activities in 2003 included $322.4 million of debt repayments, including early extinguishments (see Financing Activities), offset by $115.0 million of borrowings under the Company’s credit facilities of which $19.0 million was outstanding at June 30, 2003, and $32.3 million of cash outflows for dividend payments. The Company also received approximately $24.8 million of proceeds from the issuance of common stock. The six months ended June 30, 2002 included $489.1 million of borrowings on the Company’s credit facilities to pay the cash portion of the purchase price of Normandy and other acquisition costs. Such borrowings were repaid shortly after the acquisition with the proceeds from the sale of the Franco-Nevada short-term investments. Total debt payments were $119.8 million. Dividend payments for 2002 totaled $25.9 million, and the Company received approximately $62.9 million of proceeds from the issuance of common stock primarily from the exercise of employee stock options.

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

Expenditures for North American operations during the first six months of 2003 ($52.2 million) included $26.5 million related to activities in Nevada for the development of the Leeville Underground Mine (“Leeville”). South American capital expenditures were primarily at Yanacocha ($96.0 million) with $66.4 million for mine and leach pads development and other ongoing expansion work. Australian capital expenditures of $30.6 million were primarily for mine development at the majority of the underground mines. Other projects include mine development at the Martha mine in New Zealand. Expenditures for North American operations during the first six months of 2002 included $21.2 million related to activities in Nevada, which included expenditures for the development of the Deep Post, Leeville and Chukar underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($69.7 million) for mine development and other ongoing expansion work.

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

On May 29, 2003, Newmont made an offer through its subsidiary, YBCL to acquire all of the outstanding 87/8% Senior Notes due in April 2008 of its Australian subsidiary, NYOL. The offer to acquire the Senior Notes was at a price of $500 per $1,000 of principal amount. As of June 30, 2003, YBCL had received binding tenders for the Senior Notes totaling $196.8 million, representing 83% of the total $237.2 million outstanding principal amount. The transaction gave rise to a Gain on extinguishment of NYOL bonds, net of $94.4 million, net of transaction costs. YBCL subsequently received additional binding tenders for a portion of the remaining outstanding Senior Notes and extended the offer deadline (see Note 21 to the Consolidated Financial Statements, Subsequent Events). In order to comply with applicable requirements and to allow holders of NYOL’s outstanding 8 7/8% Senior Notes more time to assess these developments, YBCL, extended the consent payment deadline and the expiration of the offer to acquire the Senior Notes to July 11, 2003. YBCL subsequently extended the deadline to July 18, 2003. As of June 30, 2003, YBCL had received tenders for the Senior Notes totaling $196.8 million, or 83%, of the total $237.2 million principal. The NYOL notes are non-recourse to Newmont and have not been assumed or otherwise guaranteed by Newmont. Interest on the notes is paid semi-annually in arrears in April and October. Certain financial instruments were entered into whereby NYOL has agreed to exchange US dollar fixed interest amounts payable with a gold interest rate. Of the total, US$183.6 million has been swapped into a gold interest rate, of which half is fixed at 3.87% and half is floating. These transactions have been closed out as part of the buy back of the NYOL hedge book liability discussed in Note 10 to the Consolidated Financial Statements, Extinguishment of NYOL Obligations.

On July 3, 2003, the board of directors of NYOL resolved to place the company into Voluntary Administration (“VA”) as it was insolvent or likely to become insolvent. Under Australian VA law, the powers of all NYOL officers have been suspended and control of NYOL has been transferred to an Independent Administrator. During the VA process, the role of the directors of NYOL is to assist the Independent Administrator and provide certain information. The Independent Administrator’s role is to manage the operations of NYOL during such time as the Independent Administrator investigates whether NYOL’s creditors and NYOL can work out a solution to NYOL’s financial position such that NYOL may be returned to the control of the original board of directors, reorganized or liquidated. The Independent Administrator is responsible for soliciting and accessing proposed deeds of company arrangement (“DOCA”), with the creditors’ role essentially limited to consulting with the administrator and then voting on the proposed DOCA. Under Australian VA law, the court is called upon only when disputes require adjudication during the process. VA is governed by strict timeframes, with a decision on the future of the company made at a meeting a maximum of 28 days from the commencement of the administration (with extensions allowed with court approval). As a result of NYOL’s placement into VA on July 3, 2003, Newmont does not have the unilateral ability to control or effectively control NYOL during the VA process, and accordingly, Newmont concluded that, in accordance with paragraph 4 of Statement of Financial Accounting Standards No. 94, it is appropriate to deconsolidate NYOL from the consolidated group effective on that date.

In conjunction with the VA process, Newmont has made an offer to the Independent Administrator that, if accepted, would bring NYOL out of VA. The offer effectively values the assets at $200 million and may result in NYOL’s outstanding third-party Senior Note holders and the remaining hedge contract counterparty receiving not more than $0.40 on the dollar. If Newmont’s offer is accepted, NYOL would be returned to the control of its directors, and its employees would continue their employment as usual. In addition, Newmont would honor any prior unpaid obligations to NYOL’s employees and offer trade creditors payment in full.

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

The tables below summarizes those NYOL contracts that were subject to rights to terminate and the mark-to-market value of those contracts as of June 30, 2003 and December 31, 2002, respectively:

	Ounces of Gold	Fair Value	Ounces of Gold	Fair Value
Potential Termination Date (1)	at June 20, 2003	at June 30, 2003	at December 31, 2002	At December 31, 2002
		(in millions)		(in millions)
January, 2004		$	(780,000)	$11.8
June, 2004			(133,335)	(10.4)
April, 2005			(840,000)	(31.0)
May, 2005	(195,000)	(4.9)	(195,000)	(15.7)
June, 2005			30,000	(12.0)
August, 2005			(1,304,997)	(105.7)
October, 2006		0.8		(13.0	)(2)

Total	(195,000)	$(4.1)	(3,223,332)	$(176.0)

(1)	Earliest possible termination date permitted under the contract
(2)	This position, which forms part of the US$/Gold swap contracts, is with a different counterparty than the original swap transaction and has no ounces associated with it.

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

Gold Put Option Contracts

Newmont had the following gold put option contracts at June 30, 2003 (unaudited) and December 31, 2002:

Gold Put Option Contracts at June 30, 2003:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value June 30, 2003
	2003	2004	2005	2006	2007	Thereafter		US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	105	203	205	100	20	—	632	$(7,591)
Average price	$292	$292	$292	$338	$397	$—	$303

Gold Put Option Contracts at December 31, 2002:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter		US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	209	203	205	100	20	—	737
Average price	$292	$292	$292	$338	$397	$—	$301	$(6,773)
A$ Denominated Fixed Purchased Puts:
Ounces	91	88	49	—	—	—	228
Average price	$312	$318	$309	$—	$—	$—	$314	$(3,690)
A$ Denominated Floating Forward Purchased Puts:
Ounces	16	—	207	69	—	287	579
Average price	$316	$—	$332	$342	$—	$344	$338	$(12,140)
Total:
Ounces	316	291	461	169	20	287	1,544
Average Price	$299	$300	$312	$340	$397	$344	$317	$(22,603)

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

Gold Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at June 30, 2003 (unaudited) and December 31, 2002:

Gold Put Option and Other Instruments at June 30, 2003:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value June 30, 2003
	2003	2004	2005	2006	2007	Thereafter		US$ (000)
(A$ Denominated)
Indexed Forward Contracts:
Ounces	—	—	33	65	65	32	195	$(4,937)
Average price	$—	$	$361	$361	$361	$361	$361

Gold Put Option and Other Instruments at December 31, 2002:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter		US$ (000)
(A$ Denominated)
Floating Convertible Put Options:
Ounces	—	—	—	—	116	1,015	1,131
Average price	$—	$—	$—	$—	$352	$379	$376	$(102,952)
Knock-out/knock-in Contracts:
Ounces	46	37	49	—	—	—	132
Average price	$311	$311	$311	$—	$—	$—	$311	$(6,794)
Indexed Forward Contracts:
Ounces	—	—	33	65	65	33	196
Average price	$—	$—	$305	$305	$305	$305	$305	$(15,740)
Total:
Ounces	46	37	82	65	181	1,048	1,459
Average price	$311	$311	$308	$305	$335	$377	$361	$(125,486)

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

Gold Sold Convertible Put Options

Newmont had no sold convertible put contracts outstanding as at June 30, 2003 (unaudited) and the following contracts outstanding as at December 31, 2002:

Sold Convertible Put Options Contracts at December 31, 2002:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter		US$ (000)
(A$ Denominated)
Ounces	—	30	60	60	60	30	240
Average price	$—	$331	$334	$337	$339	$342	$337	$14,295

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

A$/US$ Currency Exchange Contracts at June 30, 2003:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value June 30, 2003
	2003	2004	2005	2006	2007	Thereafter
								US$ (000)
Notional Amounts $US (000)	$9,869	$56,112	$30,700	$—	$—	$—	$96,681	$(2,704)
Average Exchange Rate (US$ per A$1) Average price	$0.718	$0.646	$0.682	$—	$—	$—	$0.664

A$/US$ Currency Exchange Contracts at December 31, 2002:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter
								US$ (000)
Notional Amounts $US (000)	$45,390	$56,112	$30,700	$—	$—	$—	$132,202	$(21,924)
Average Exchange Rate (US$ per A$1) Average price	$0.645	$0.646	$0.682	$—	$—	$—	$0.654

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

Fixed Rate Debt

Newmont has both fixed and variable rate debt. Without considering the specialized $145 million Prepaid Forward Sales Obligation, 80% and 82% of debt was fixed and 20% and 18% was variable at June 30, 2003 and December 31, 2002, respectively after taking into account the debt converted to variable rate using interest rate swaps (See Interest Rate Swap Contracts above). The Company’s fixed rate debt exposure at June 30, 2003 and December 31, 2002 is summarized as follows:

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 7, 2003, all fourteen directors nominated to serve as directors of Registrant were elected. The vote was as follows:

Nominee	For	Withheld	Abstentions	Non-Votes
Glen A. Barton	283,661,820	3,459,927	––	––
Vincent A. Calarco	283,289,419	3,832,328	––	––
James T. Curry, Jr.	283,318,900	3,802,847	––	––
Joseph P. Flannery	283,607,903	3,513,844	––	––
Michael S. Hamson	283,373,082	3,748,665	––	––
Leo I. Higdon, Jr.	283,682,585	3,439,162	––	––
Pierre Lassonde	211,337,767	75,783,980	––	––
Robert L. Miller	207,879,290	79,242,457	––	––
Wayne W. Murdy	283,373,068	3,748,679	––	––
Robin A. Plumbridge	283,315,133	3,806,614	––	––
John B. Prescott	283,680,852	3,440,895	––	––
Michael K. Reilly	283,679,803	3,441,944	––	––
Seymour Schulich	283,730,718	3,391,029	––	––
James V. Taranik	282,472,258	4,649,489	––	––

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this report are listed in the Exhibit Index.

(b) Reports filed on Form 8-K during the quarter ended June 30, 2003:

•	Report dated May 7, 2003, announcing financial results for the quarter ended March 31, 2003.

•	Report dated April 22, 2003, providing pro forma financial information relating to the acquisition of Franco-Nevada Mining Corporation Limited and Normandy Mining Limited.

•	Report dated April 15, 2003, filing Amendment No. 2 to Form 8-K as related to Franco-Nevada Mining Corporation Limited and Normandy Mining Limited.

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

10.1

Newmont Officers’ Death Benefit Plan Trust Agreement dated February 1, 2003 between Newmont USA Limited and BNY Western Trust Company, filed with the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 as filed on August 4, 2003.

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

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.1

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.1

1	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.