Form 10-Q
period 2003-09-30
NEWMONT MINING CORP /DE/
filed 2003-11-03
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

There were 366,205,886 shares of common stock outstanding on October 28, 2003 (and 43,237,329 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2003	2002
	(unaudited, in thousands, except per share)
Revenues
Sales—gold	$870,949	$697,829
Sales—base metals, net	10,211	14,339
Royalties	15,832	7,900

	896,992	720,068

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	457,983	431,756
Base metals	4,881	10,611
Depreciation, depletion and amortization	151,443	133,649
Exploration, research and development	30,646	25,356
General and administrative	28,954	29,742
Write-down of long-lived assets	3,582	283
Other	5,498	6,756

	682,987	638,153

Other income (expense)
Loss on investments, net	(3,322)	—
Loss on gold commodity derivative instruments, net	(46,927)	(11,191)
Gain on extinguishment of NYOL bonds, net	19,617	—
Gain on extinguishment of NYOL derivatives liability, net	29,928	—
Dividends, interest income, foreign currency exchange and other income	22,376	7,926
Interest expense, net of capitalized interest of $2,617 and $1,618, respectively	(18,756)	(33,082)

	2,916	(36,347)

Pre-tax income before minority interest and equity (loss) income and impairment of affiliates	216,921	45,568
Income tax expense	(80,977)	(10,756)
Minority interest in income of subsidiaries	(57,125)	(32,495)
Equity loss and impairment of Australian Magnesium Corporation	(574)	(486)
Equity income of affiliates	36,189	18,929

Net income applicable to common shares	$114,434	$20,760

Net income	$114,434	$20,760
Other comprehensive income (loss), net of tax	33,013	(75,443)

Comprehensive income (loss)	$147,447	$(54,683)

Net income per common share, basic and diluted	$0.28	$0.05

Basic weighted average common shares outstanding	408,379	401,422

Diluted weighted average common shares outstanding	412,922	402,960

Cash dividends declared per common share	$0.04	$0.03

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	Nine Months Ended September 30,
	2003	2002
	(unaudited, in thousands, except per share)
Revenues
Sales—gold	$2,309,531	$1,789,579
Sales—base metals, net	42,379	46,644
Royalties	40,773	22,902

	2,392,683	1,859,125

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	1,280,692	1,143,806
Base metals	30,216	29,990
Depreciation, depletion and amortization	421,373	359,437
Exploration, research and development	82,365	55,711
General and administrative	86,656	78,709
Write-down of long-lived assets	5,376	283
Other	29,836	6,165

	1,936,514	1,674,101

Other income (expense)
Gain on investments, net	81,393	47,298
Gain (loss) on gold commodity derivative instruments, net	24,742	(14,338)
Gain on extinguishment of NYOL bonds, net	114,031	—
Gain on extinguishment of NYOL derivatives liability, net	106,506	—
Loss on extinguishment of debt	(19,530)	—
Dividends, interest income, foreign currency exchange and other income	86,020	23,514
Interest expense, net of capitalized interest of $5,665 and $3,912, respectively	(71,371)	(99,320)

	321,791	(42,846)

Pre-tax income before minority interest, equity (loss) income and impairment of affiliates and cumulative effect of a change in accounting principle	777,960	142,178
Income tax expense	(232,578)	(41,765)
Minority interest in income of subsidiaries	(130,721)	(62,329)
Equity loss and impairment of Australian Magnesium Corporation	(120,059)	(1,174)
Equity income of affiliates	62,467	38,341

Net income before cumulative effect of a change in accounting principle	357,069	75,251
Cumulative effect of a change in accounting principle, net of tax of $11,188 and $(4,147), respectively	(34,533)	7,701

Net income	322,536	82,952
Preferred stock dividends	—	(3,738)

Net income applicable to common shares	$322,536	$79,214

Net income	$322,536	$82,952
Other comprehensive income (loss), net of tax	93,172	(17,737)

Comprehensive income	$415,708	$65,215

Net income per common share before cumulative effect of a change in accounting principle, basic	$0.88	$0.20
Cumulative effect of a change in accounting principle per common share, basic	(0.08)	0.02

Net income per common share, basic	$0.80	$0.22

Net income per common share before cumulative effect of a change in accounting principle, diluted	$0.88	$0.20
Cumulative effect of a change in accounting principle per common share, diluted	(0.09)	0.02

Net income per common share, diluted	$0.79	$0.22

Basic weighted average common shares outstanding	405,243	360,577

Diluted weighted average common shares outstanding	407,941	362,023

Cash dividends declared per common share	$0.12	$0.09

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited, in thousands)
ASSETS
Cash and cash equivalents	$419,411	$401,683
Marketable securities	124,774	13,188
Accounts receivable	52,802	44,510
Inventories	178,076	169,324
Stockpiles and ore on leach pads	242,139	328,993
Prepaid taxes	21,281	28,335
Deferred stripping costs – short-term	49,871	32,085
Deferred income tax assets	54,286	51,451
Newmont Australia infrastructure bonds	116,415	—
Other current assets	66,103	43,687

Current assets	1,325,158	1,113,256
Property, plant and mine development, net	2,378,020	2,287,030
Mineral interests and other intangible assets, net	1,373,457	1,415,348
Investments	727,134	1,206,705
Deferred stripping costs – long-term	33,724	23,302
Long-term stockpiles and ore on leach pads	297,069	199,761
Deferred income tax assets	887,994	761,428
Other long-term assets	95,457	123,112
Goodwill	3,037,201	3,024,576

Total assets	$10,155,214	$10,154,518

LIABILITIES
Current portion of long-term debt	$175,927	$115,322
Accounts payable	148,890	105,277
Deferred income tax liabilities	3,793	28,469
Derivative instruments	5,093	74,999
Employee related benefits – short-term	143,038	100,936
Other current liabilities	347,190	268,460

Current liabilities	823,931	693,463
Long-term debt	1,198,126	1,701,282
Reclamation and remediation liabilities	418,340	288,536
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	8,563	388,659
Deferred income tax liabilities	802,938	656,452
Employee related benefits – long-term	205,121	234,103
Other long-term liabilities	312,189	364,376

Total liabilities	3,823,049	4,380,712

Commitments and contingencies (Note 18)
Minority interest in subsidiaries	368,238	354,558

STOCKHOLDERS’ EQUITY
Preferred stock—$5.00 par value; Authorized—5.0 million shares Issued and outstanding—none	—	—
Common stock—$1.60 par value; Authorized—750 million shares at each period end, respectively Issued and outstanding—
Common: 365.8 million and 353.2 million shares issued, less 90 thousand and 9 thousand treasury shares, respectively	585,387	565,019
Exchangeable: 55.9 million shares, less 12 million and 7 million redeemed shares, respectively
Additional paid-in capital	5,179,677	5,038,468
Accumulated other comprehensive income (loss)	29,146	(64,026)
Retained earnings (deficit)	169,717	(120,213)

Total stockholders’ equity	5,963,927	5,419,248

Total liabilities and stockholders’ equity	$10,155,214	$10,154,518

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
	(unaudited, in thousands)
Operating activities:
Net income	$322,536	$82,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	421,373	359,437
Accretion of accumulated reclamation obligations	17,119	—
Amortization of deferred stripping costs, net	(29,713)	28,759
Deferred income taxes	15,091	(26,685)
Foreign currency exchange gain	(53,232)	(9,990)
Minority interest, net of dividends	50,448	58,329
Equity loss (income) and impairment of affiliates, net of dividends	63,694	(27,542)
Write-downs of inventories, stockpiles and ore on leach pads	20,433	37,608
Write-down of long-lived assets	5,376	283
Cumulative effect of a change in accounting principle, net of tax	34,533	(7,701)
Gain on investments, net	(81,393)	(47,298)
(Gain) loss on gold commodity derivative instruments, net	(24,742)	14,338
Gain on extinguishment of NYOL bonds, net	(114,031)	—
Gain on extinguishment of NYOL derivatives liability, net	(106,506)	—
Loss on extinguishment of debt	19,530	—
Gain on sale of assets and other	(13,472)	(20,253)
(Increase) decrease in operating assets:
Accounts receivable	4,780	17,765
Inventories, stockpiles and ore on leach pads	(19,124)	(11,926)
Other assets	2,903	49,013
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	63,931	(25,474)
Derivative instruments	(15,388)	(29,242)
Early settlement of derivative instruments classified as cash flow hedges	(120,993)	(1,168)
Other liabilities	(28,740)	3,939

Net cash provided by operating activities	434,413	445,144

Investing activities:
Additions to property, plant and mine development	(366,400)	(238,171)
Advances to joint ventures and affiliates, net	(40,013)	(24,750)
Proceeds from sale of investments	232,190	491,445
Proceeds from the sale of TVX Newmont Americas	180,000	—
Proceeds from sale of cross currency swaps	—	50,816
Early settlement of ineffective derivative instruments	(55,339)	(11,857)
Cash consideration for acquisition of Newmont NFM minority interest and other acquisitions	(11,195)	—
Cash consideration for acquisition of Normandy and Franco-Nevada, net of cash received and transaction costs	—	(88,114)
Proceeds from asset sales and other	1,613	30,316

Net cash (used in) provided by investing activities	(59,144)	209,685

Financing activities:
Proceeds from long-term debt	492,478	493,371
Repayment of long-term debt	(838,583)	(1,026,858)
Dividends paid on common and preferred stock	(48,695)	(37,931)
Proceeds from stock issuance and other	54,848	67,964
Other	—	(4)

Net cash used in financing activities	(339,952)	(503,458)

Effect of exchange rate changes on cash	(17,589)	(8,654)
Net change in cash and cash equivalents	17,728	142,717
Cash and cash equivalents at beginning of period	401,683	149,431

Cash and cash equivalents at end of period	$419,411	$292,148

Supplemental information:
Interest paid, net of amounts capitalized of $5,665 and $3,912, respectively	$97,413	$95,624
Income taxes paid	$145,157	$65,920

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The following interim Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature, except for the effects of the February 2002 acquisitions (Note 2). These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Newmont included in its Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

Certain amounts for the three and nine months ended September 30, 2002 and at December 31, 2002 have been reclassified to conform to 2003 presentation.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Normandy and Franco-Nevada

During the first quarter of 2002, Newmont acquired Franco-Nevada Mining Corporation Limited. (“Franco-Nevada”) and Normandy Mining Limited (“Normandy”). The effective date for accounting purposes of the acquisitions was February 15, 2002. For more information on the acquisitions and the related purchase price allocation, see Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

For information purposes only, the following unaudited pro forma data reflects the consolidated results of operations of Newmont as if the acquisitions of Franco-Nevada and Normandy had taken place on January 1, 2002 (unaudited, in millions, except per share data):

Nine Months Ended September 30, 2002 (unaudited)
Revenues	$2,014.5
Net loss applicable to common shares before cumulative effect of a change in accounting principle	$(67.4)
Net loss applicable to common shares	$(59.7)
Basic and diluted loss per common share before cumulative effect of a change in accounting principle	$(0.17)
Basic and diluted loss per common share	$(0.15)
Basic and diluted weighted average common shares outstanding	396.5

On a pro forma basis during the nine months ended September 30, 2002, the net loss includes mark-to-market losses on derivative instruments totaling $174.7 million, net of tax. The above pro forma amounts do not include the application of hedge accounting prior to the acquisitions to significant portions of the acquired derivative instruments, as hedge accounting documentation was not in place during those periods. The pro forma information is not indicative of the results of operations that would have occurred had the acquisitions been consummated on January 1, 2002. The information is not indicative of the combined company’s future results of operations.

Goodwill

Changes in the carrying amount of goodwill allocated to reporting units during 2002 and for the nine months ended September 30, 2003 are summarized in the following table (unaudited, in millions).

	Nevada	Other North America	Total North America	Yanacocha	Other South America		Total South America
Balance at January 1, 2002	$—	$—	$—	$—	$		$—
Purchase price allocation for Normandy and Franco-Nevada acquisitions	40.9	—	40.9	—		—	—

Balance at December 31, 2002	40.9	—	40.9	—		—	—
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—		—	—

Balance at March 31, 2003	40.9	—	40.9	—		—	—
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	—	—	—		—	—
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—		—	—

Balance at June 30, 2003	40.9	—	40.9	—		—	—
Reduction in pre-acquisition contingency accrual and other	—	—	—	—		—	—

Balance at September 30, 2003	$40.9	$—	$40.9	$—		$—	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Pajingo	Other Australia	Total Australia	Zarafshan- Newmont	Other International Operations	Total Gold
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Purchase price allocation for Normandy and Franco-Nevada acquisitions	56.9	140.8	197.7	—	—	238.6

Balance at December 31, 2002	56.9	140.8	197.7	—	—	238.6
Reversal of valuation allowances for acquired deferred tax assets	—	(18.5)	(18.5)	—	—	(18.5)

Balance at March 31, 2003	56.9	122.3	179.2	—	—	220.1
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	77.1	77.1	—	—	77.1
Reversal of valuation allowances for acquired deferred tax assets	—	(14.5)	(14.5)	—	—	(14.5)

Balance at June 30, 2003	56.9	184.9	241.8	—	—	282.7
Reduction in pre-acquisition contingency accrual and other	—	—	—	—	—	—

Balance at September 30, 2003	$56.9	$184.9	$241.8	$—	$—	$282.7

	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2002	$—	$—	$—	$—	$—
Purchase price allocation for Normandy and Franco-Nevada acquisitions	31.5	1,129.5	1,625.0	—	3,024.6

Balance at December 31, 2002	31.5	1,129.5	1,625.0	—	3,024.6
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—	(18.5)

Balance at March 31, 2003	31.5	1,129.5	1,625.0	—	3,006.1
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	—	—	—	77.1
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—	(14.5)

Balance at June 30, 2003	31.5	1,129.5	1,625.0	—	3,068.7
Reduction in pre-acquisition contingency accrual and other	—	—	(31.5)	—	(31.5)

Balance at September 30, 2003	$31.5	$1,129.5	$1,593.5	$—	$3,037.2

During the nine months ended September 30, 2003, the Company reversed valuation allowances for deferred tax assets related to capital loss carry-forwards in Australia due to capital gains generated by the sale of TVX Newmont Americas, the loss of tax attributes from the extinguishment of Newmont Yandal Operations Pty Ltd (“NYOL”) bonds (Note 10), and tax benefits arising from the completion of the Newmont NFM Scheme of Arrangement. The valuation allowances were originally recorded as part of the purchase price allocation for the acquisition of Normandy and were therefore reversed against goodwill. In addition, during the three months ended September 30, 2003, the Company revised its estimate for probable loss relating to a pre-acquisition tax contingency accrual that was originally recorded as part of the purchase price allocation for the acquisition of Normandy and Franco-Nevada.

(3) INVENTORIES

	At September 30, 2003	At December 31, 2002
	(unaudited, in thousands)
Current:
In-process	$65,811	$46,435
Precious metals	7,460	19,467
Materials, supplies and other	104,805	103,422

	$178,076	$169,324

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recorded aggregate write-downs of $0.3 million and $0.8 million for the three months ended September 30, 2003 and 2002, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2003 related to Golden Grove. Write-downs in 2002 related to Golden Giant, Minahasa and Golden Grove.

The Company recorded aggregate write-downs of $11.2 million and $3.1 million for the nine months ended September 30, 2003 and 2002, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2003 primarily relate to Golden Grove, Minahasa and Martha. Write-downs in 2002 primarily related to Nevada and include the third quarter write-downs in Golden Giant, Minahasa and Golden Grove.

Inventory write-downs are classified as components of Costs applicable to sales.

(4) STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2003	At December 31, 2002
	(unaudited, in thousands)
Current:
Stockpiles	$75,340	$104,997
Ore on leach pads	166,799	223,996

	$242,139	$328,993

Long-term:
Stockpiles	$174,217	$136,116
Ore on leach pads	122,852	63,645

	$297,069	$199,761

The Company recorded aggregate write-downs of $0.3 million and $20.9 million for the three months ended September 30, 2003 and 2002, respectively, to reduce the carrying value of stockpiles to net realizable value. The 2003 stockpile write-downs relate to Yandal. The 2002 stockpile write-downs primarily related to Nevada. The Company also recorded a write-down in Nevada of $1.9 million for the three months ended September 30, 2003 to reduce the carrying value of ore on leach pads to net realizable value.

The Company recorded aggregate write-downs of $7.1 million and $34.5 million for the nine months ended September 30, 2003 and 2002, respectively, to reduce the carrying value of stockpiles to net realizable value. The Company also recorded a write-down in Nevada of $2.1 million for the nine months ended September 30, 2003 to reduce the carrying value of ore on leach pads to net realizable value. Stockpile write-downs in 2003 primarily relate to Tanami, Yandal and Martha. The 2002 stockpile write-downs primarily relate to Nevada.

Stockpile and ore on leach pads write-downs are classified as components of Costs applicable to sales.

(5) GAIN (LOSS) ON INVESTMENTS, NET

Gain (loss) on investment for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Loss on sale on Kinross marketable securities	$(7,418)	$—	$(7,418)	$—
Gain on exchange of Echo Bay shares for Kinross marketable securities	—	—	84,337	—
Gain on sale of marketable securities of Lihir Gold	—	—	—	47,298
Gain on sale of other marketable securities	4,096	—	4,474	—

Gain (loss) on investments, net	$(3,322)	$—	$81,393	$47,298

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Kinross Gold Corporation

On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and cash proceeds of $180 million for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net in the Statement of Consolidated Operations. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing 66% of its investment in Kinross for total cash proceeds of $224.6 million and recorded a net loss of $7.4 million.

Newmont classified the remaining balance of its investment in Kinross as a short-term, available-for-sale marketable security at September 30, 2003. At that date, the fair value of the Kinross investment was $109.3 million. During the nine months ended September 30, 2003, a loss of $6.8 million, net of tax, was recorded in Other comprehensive income, net of tax for the change in market value of the investment.

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

Sales of Debt Securities

As part of the Franco-Nevada acquisition in February 2002, the Company acquired significant investments in marketable debt securities. These debt securities were classified as available-for-sale and recorded at their fair values of $402.6 million under purchase accounting. All such securities were sold immediately after the Franco-Nevada acquisition for net proceeds of $402.9 million, resulting in the recognition of a pre-tax gain of $0.3 million, which is included in Dividends, interest income, foreign currency exchange, and other income for the nine months ended September 30, 2002.

(6) DEFERRED STRIPPING COSTS

Movements in the deferred stripping cost balance were as follows:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
	(unaudited, in thousands)
Opening balance	$55,387	$91,631
Additions	121,117	65,371
Amortization	(92,909)	(101,615)

Closing balance	$83,595	$55,387

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(7) PROPERTY, PLANT AND MINE DEVELOPMENT

	At September 30, 2003			At December 31, 2002
	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(unaudited, in thousands)
Land	$79,365	$—	$79,365	$71,521	$—	$71,521
Buildings and equipment	4,206,758	(2,683,172)	1,523,586	4,093,028	(2,371,017)	1,722,011
Mine development	1,197,960	(682,624)	515,336	1,005,166	(580,594)	424,572
Asset retirement cost	131,650	(72,752)	58,898	—	—	—
Construction-in-progress	200,835	—	200,835	68,926	—	68,926

Total	$5,816,568	$(3,438,548)	$2,378,020	$5,238,641	$(2,951,611)	$2,287,030

Leased assets included above in property, plant and mine development	$354,245	$(159,976)	$194,269	$361,889	$(146,884)	$215,005

(8) MINERAL INTERESTS AND OTHER INTANGIBLE ASSETS

	At September 30, 2003			At December 31, 2002
	Carrying Value	Accumulated Amortization	Net Book Value	Carrying Value	Accumulated Amortization	Net Book Value
	(unaudited, in thousands)
Mineral Interests:
Production stage
Mineral interests	$803,224	$(392,910)	$410,314	$712,098	$(325,822)	$386,276
Royalties—net smelter returns	223,684	(24,462)	199,222	222,614	(12,751)	209,863
Royalties—net profit interest	18,290	(3,817)	14,473	17,340	(3,231)	14,109

	1,045,198	(421,189)	624,009	952,052	(341,804)	610,248

Development stage
Mineral interests	123,955	—	123,955	92,757	—	92,757
Royalties—net smelter returns	1,543	—	1,543	1,321	—	1,321
Royalties—net profit interest	6,913	(107)	6,806	5,921	(50)	5,871

	132,411	(107)	132,304	99,999	(50)	99,949

Exploration stage
Mineral interests	547,241	(14,607)	532,634	632,284	(8,449)	623,835
Royalties-net smelter returns	5,293	(537)	4,756	5,700	(314)	5,386

	552,534	(15,144)	537,390	637,984	(8,763)	629,221

Total mineral interests	1,730,143	(436,440)	1,293,703	1,690,035	(350,617)	1,339,418

Oil and Gas:
Producing property
Royalties—net refining returns	44,309	(8,526)	35,783	37,964	(3,842)	34,122
Working interest	21,518	(2,392)	19,126	18,430	(1,400)	17,030

	65,827	(10,918)	54,909	56,394	(5,242)	51,152

Non-producing property
Royalties—net refining returns	5,547	—	5,547	4,751	—	4,751
Working interest	8,316	—	8,316	7,090	—	7,090

	13,863	—	13,863	11,841	—	11,841

Total oil and gas	79,690	(10,918)	68,772	68,235	(5,242)	62,993

Other	11,471	(489)	10,982	12,937	—	12,937

Total	$1,821,304	$(447,847)	$1,373,457	$1,771,207	$(355,859)	$1,415,348

The Company’s intangible assets for mineral interests and oil and gas interests are subject to amortization. The aggregate amortization expense for the three months ended September 30, 2003 and 2002 was $30.2 million and $46.9 million, respectively. The aggregate amortization expense for the nine-month periods ended September 30, 2003 and 2002 was $91.3 million and $101.3 million, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(9) INVESTMENTS AND EQUITY INCOME OF AFFILIATES

Investments:

	At September 30, 2003	At December 31, 2002
	(unaudited, in thousands)
Investments in affiliates:
Batu Hijau	$717,398	$660,928
TVX Newmont Americas	—	183,028
Echo Bay Mines	—	210,643
Australian Magnesium Corporation	(574)	44,244
AGR Matthey Joint Venture	10,310	11,213

	727,134	1,110,056
Other:
Newmont Australia infrastructure bonds – long-term	—	96,649

	$727,134	$1,206,705

Other:
Newmont Australia infrastructure bonds – short-term	$116,415	—

Equity Loss and Impairment of Australian Magnesium Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Australian Magnesium Corporation	$(574)	$(486)	$(120,059)	$(1,174)

Equity Income of Affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Batu Hijau	$36,035	$14,487	$61,785	$29,424
TVX Newmont Americas and other	—	4,111	810	8,003
AGR Matthey Joint Venture	154	331	(128)	914

Total	$36,189	$18,929	$62,467	$38,341

Investment in Batu Hijau

The Company and an affiliate of Sumitomo Corporation (“Sumitomo”) are partners with economic interests of 56.25% and 43.75%, respectively, in the Nusa Tenggara Partnership (“NTP”), which holds 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the owner of the Batu Hijau copper/gold mine in Indonesia. Due to the significant participating rights provided to Sumitomo under the terms of the NTP partnership agreement, the Company uses the equity method to account for its investment in NTP. The Company and Sumitomo have an indirect 45% and 35% interest, respectively, in PTNNT. The remaining 20% interest is held by an unrelated Indonesian company. Because the Company and Sumitomo have carried the investment of the 20% owner, the Company and Sumitomo recognize 56.25% and 43.75% of PTNNT’s net income (loss), respectively, until recouping the bulk of the construction investment, including interest. Under the Contract of Work, a portion of PTNNT shares held by the Company and Sumitomo for the benefit of the Nusa Tenggara Partnership must be offered for sale to the Indonesian government or to Indonesian nationals at the higher of replacement cost value, Jakarta stock exchange share value or fair market value as a going concern. Based on the current holding of PTNNT shares by an Indonesian national, the first year in which such an offer of shares would need to be made is 2006. The effect of this provision could potentially reduce the Company and Sumitomo’s ownership to 49% by 2010.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s equity investment in PTNNT was $717.4 million and $660.9 million at September 30, 2003 and December 31, 2002, respectively, based on accounting principles generally accepted in the United States. At September 30, 2003, PTNNT’s net assets were $528.2 million, of which Newmont’s 56.25% equity share was $297.1 million adjusted for (i) $45.2 million for Newmont’s contribution prior to the formation of NTP; (ii) $105.8 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, net of amortization; (iii) $397.5 million for the contributions and interest income recorded by Newmont classified as debt and interest expense by PTNNT; (iv) negative $119.5 million for contributions to PTNNT, through NTP, by Sumitomo disproportionate to its equity interest, net of amounts recorded; (v) negative $76.9 million for stockholders’ equity of the carried interest partner; (vi) $38.9 million for other intercompany charges; (vii) $36.3 million for capitalized interest; and, (viii) negative $7.0 million for other adjustments recorded by Newmont. At December 31, 2002, differences between 56.25% of PTNNT’s net assets of $257.6 million and Newmont’s investment included (i) $45.2 million for Newmont’s contribution prior to the formation of NTP; (ii) $109.1 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, net of amortization; (iii) $391.2 million for the contributions and interest income recorded by Newmont classified as debt and interest expense by PTNNT; (iv) negative $122.6 million for contributions in PTNNT, through NTP, by Sumitomo disproportionate to its equity interest, net of amounts recorded; (v) negative $76.9 million for stockholders’ equity of the carried interest partner; (vi) $33.3 million for other intercompany charges; (vii) $30.9 million for capitalized interest; and, (viii) negative $6.9 million for other adjustments recorded by Newmont. Certain of these amounts are amortized or depreciated on a units-of-production basis based on proven and probable reserves. Below is a description of Newmont’s equity income (loss) in PTNNT, where the net income (loss) reflects the elimination of interest between PTNNT and NTP.

Newmont’s equity income in PTNNT for the nine months ended September 30, 2003 was $61.8 million versus $29.4 million for the same period in 2002. PTNNT’s net income was $71.1 million for the nine months ended September 30, 2003, of which Newmont’s 56.25% equity share was $40.0 million, adjusted for the elimination of $5.2 million of inter-company interest, $7.3 million of inter-company management fees, the cumulative effect of reclamation and remediation liabilities of $8.0 million and other adjustments of $1.3 million. For the comparable 2002 period, PTNNT’s net income was $21.5 million, of which Newmont’s 56.25% equity share of was $12.1 million, adjusted for the elimination of $6.1 million of inter-company interest, $7.8 million of inter-company management fees, and other adjustments of $3.4 million.

On May 9, 2002, PTNNT completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the ability to defer up to $173.5 million in principal payments scheduled for 2002 and 2003. The restructuring was expected to provide a better match between the expected cash flows of the project and the maturities of the debt. Any deferred principal amounts were to be repaid between 2004 and 2010. Under this restructuring, Batu Hijau is not permitted to pay dividends or make other restricted payments to Newmont or Sumitomo as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts outstanding under the project financing were $783.2 million at September 30, 2003 and $913.3 million in December 31, 2002. The amount of deferred principal at September 30, 2003 was $43.4 million and at December 31, 2002 was $173.4 million. During the quarter ended September 30, 2003, no payments were made and during the nine months ended September 30, 2003, $130.1 million was repaid. Newmont and its partner provide a contingent support line of credit to PTNNT. During the nine months ended September 30, 2003 and 2002, Newmont funded zero and $24.8 million, respectively under this contingent support facility as its pro-rata share of capital expenditures. Additional support from Newmont and its partner available under this facility amounts to $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

The following is NTP summarized financial information based on accounting principles generally accepted in the United States. The results of operations and assets and liabilities are not reflected in the Company’s Consolidated Financial Statements. As described earlier, the Company accounts for NTP as an equity investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Revenues, net of smelting and refining costs	$128,918	$95,922	$306,509	$261,910
Revenues from by-product sales credited to production costs	$78,923	$53,836	$170,870	$113,311
Gross profit	$85,829	$30,177	$136,255	$42,465
Net income before cumulative effect of a change in accounting principle	$54,831	$17,780	$86,319	$21,366
Net income	$54,831	$17,780	$72,101	$21,366

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the nine-month period ended September 30, 2003, NTP recorded a charge of $14.2 million to reflect the cumulative effect of the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

	At September 30, 2003	At December 31, 2002
	(unaudited, in thousands)
Current assets	$363,402	$313,110
Property, plant and mine development, net	$1,656,149	$1,658,912
Mineral interests	$180,196	$188,294
Other assets	$290,345	$282,133
Debt and related interest to partners and affiliates	$262,333	$259,793
Other current liabilities	$300,155	$103,117
Long-term debt—third parties (including current portion)	$718,947	$935,771
Other liabilities	$156,986	$163,346

For the nine months ended September 30, 2003 and 2002, PTNNT recorded gross revenues, before smelting and refining costs, of $375 million and $339 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 6.75% and (1.89)% for the nine months ended September 30, 2003 and 2002, respectively. The average price adjustment for gold was 1.68% and 4.29% for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, PTNNT had copper derivatives embedded in outstanding shipment contracts of 137.6 million pounds of copper recorded at an average price of $0.82 per pound. A one-cent movement in the average price used for these derivatives would have an approximate $0.8 million impact on PTNNT’s 2003 net income.

By-product commodities, gold and silver, represented 61% and 56% of sales, net of smelting and refining charges, and reduced production costs by 103% and 72% for the three-month periods ended September 30, 2003 and 2002, respectively, and 56% and 43% of sales, net of smelting and refining charges, and reduced production costs by 83% and 58% for the nine-month periods ended September 30, 2003 and 2002, respectively.

PTNNT entered into a series of copper hedging transactions which have been classified as cashflow hedges. The contracts comprise a forward sale at a fixed price and a spot purchase at the average spot price for the delivery month. The physical commodity is sold at the average spot price for the delivery month.

PTNNT had the following copper forward sales contracts outstanding at September 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Copper Forward Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	September 30, 2003	December 31, 2002
(US$ Denominated)								US$ (000)
Tonnes	21,000	—	—	—	—	—	21,000	(163)	N/A
Average price	$1,783	$—	$—	$—	$—	$—	$1,783

PTNNT also entered into diesel hedging contracts which have been designated as cash flow hedges. The contracts comprise a forward purchase at a fixed price and a spot sale at the average spot price for the delivery month. The physical product is purchased at spot throughout the delivery month.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

PTNNT had the following diesel forward purchase contracts outstanding at September 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
Diesel Forward Contracts:	2003	2004	2005	2006	2007	Thereafter		September 30, 2003	December 31, 2002
(US$ Denominated)								US$ (000)
Barrels (‘000)	15	90	40	—	—	—	175	80	600
Average price	$27.5	$28.1	$27.2	$—	$—	$—	$27.8

The Company is currently evaluating the impact of adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” (Note 16) on its investment in PTNNT.

TVX Newmont Americas and Echo Bay Mines Ltd.

Newmont had a 49.9% interest and an equity investment of $183.0 million in TVX Newmont Americas joint venture at December 31, 2002. On January 31, 2003, Newmont sold its interest in TVX Newmont Americas for $180 million.

On January 31, 2003, Kinross, Echo Bay and TVX Gold were combined. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay. Newmont recorded a pre-tax gain on the transactions of $83.4 million (Note 5).

Australian Magnesium Corporation (“AMC”)

At December 31, 2002, Newmont’s interest in AMC comprised of a 22.8% equity and voting interest and a loan receivable in the amount of A$38 million (approximately $20.1 million) including interest. In addition, Newmont subsidiaries had obligations to contribute to AMC A$100 million in equity by January 31, 2003 and a further A$90 million in equity (reduced to A$75 million through a funding agreement reached in January 2003, though a condition required to bring the agreement into effect was not satisfied), contingent upon the Stanwell Magnesium Project not achieving certain specified production and operating criteria by December 2006. On January 3, 2003, Newmont purchased an additional 167 million shares at A$0.60 per share for a total of A$100 million (approximately $56.2 million) increasing its ownership to 40.9%, thereby satisfying its January 2003 equity contribution obligation. However, due to additional equity contributions by other shareholders on January 31, 2003, Newmont’s interest was decreased to 27.8%. As a result of this equity dilution in its interest in AMC, Newmont recorded an increase of $7.0 million to Additional paid-in-capital during the three months ended March 31, 2003.

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

On June 5, 2003, AMC requested suspension of its securities on the ASX. Subsequently, on June 12, 2003 AMC announced a restructuring agreement with the project’s major creditors, including Newmont (the “Agreement”). The Agreement was designed to give AMC time to assess the Project development options and to search for either a corporate or project partner. Work on the Project has essentially ceased and the site is in a care and maintenance status. It is not known if or when the Project or any other magnesium project will be developed by AMC. In addition, as part of the Agreement, AMC (i) will settle outstanding obligations to its outside creditors from existing cash reserves, (ii) has cancelled the senior debt facilities associated with the Project and the associated foreign exchange and interest rate hedging contracts and (iii) has agreed to release Newmont from the above-mentioned A$90 million (approximately $60.1 million) contingent funding commitment. Newmont has agreed to forgive its A$38 million (approximately $24.8 million) loan receivable and provide support in the form of an A$10 million (approximately $6.6 million) contingent,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

subordinated credit facility and to maintain the existing guarantee in relation to the QMC Finance Pty Ltd. (“QMC”) finance facilities, as described below. In September 2003, Newmont made available to AMC A$5 million of this credit facility. Newmont had guaranteed a $30 million obligation payable by AMC to Ford Motor Company (“Ford”) in the event the Project did not meet certain specified production and operating criteria by November 2005. AMC indemnified Newmont for this obligation, but this indemnity was unsecured. As of June 30, 2003, Newmont and Ford agreed to settle the liability in relation to the guarantee for $10 million in exchange for a release of the guarantee. Newmont has agreed not to seek recovery of this amount from AMC.

As a result of the agreement, Newmont recorded an additional write-down in the second quarter of $107.8 million reducing the carrying value of its investment in AMC to zero. The write-down was attributable to the following: (i) $72.7 million representing the book value of its investment at June 30, 2003, (ii) $24.8 million for the loan receivable from AMC, (iii) $10 million charge to settle Newmont’s guarantee of the Ford contract (see discussion above), (iv) $6.6 million relating to the contingent credit facility, and (v) $1.1 million for various other items offset by a $7.4 million income tax benefit. During the third quarter, Newmont recorded an equity loss of $0.6 million as a result of Newmont’s outstanding guarantees of obligations of AMC’s subsidiary, QMC.

During the third quarter of 2003, AMC issued 16,115,754 million of ordinary shares to a shareholder other than Newmont. As a result of the issuance, Newmont’s holdings in AMC were diluted to a 26.9% interest in the company. Subsequently, during October 2003, AMC issued an additional 8,036,724 ordinary shares to a shareholder other than Newmont. Newmont did not acquire additional shares and as a result, Newmont’s interest in AMC was diluted to 26.7% (Note 21).

Newmont is also the guarantor of an A$71 million (approximately $47 million) amortizing loan facility of QMC of which A$66.4 million (approximately $45.2 million) was outstanding as of September 30, 2003. The QMC loan facility, which is secured by the assets of the Queensland Magnesia Project, expires in November 2006.

QMC is also a party to hedging contracts, which have been guaranteed by Newmont. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of September 30, 2003, the fair value of these contracts was a positive A$6.6 million (approximately $4.5 million).

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

In accordance with Accounting Principles Board Opinion No. 18, Newmont has recognized a loss of $0.6 million during the three months ended September 30, 2003 in Equity loss and impairment of Australian Magnesium Corporation even though its investment in AMC was revalued to zero at June 30, 2003 due to the Company’s outstanding guarantees of QMC obligations.

The Company is currently evaluating the impact of adoption of FIN 46 (Note 16) on its investment in AMC and related entities, including QMC.

AGR Matthey Joint Venture

Newmont holds a 40% interest in a joint venture with the West Australian Mint and Johnson Matthey (Australia) Ltd. known as AGR Matthey Joint Venture (“AGR”). Newmont has no guarantees related to this investment. At September 30, 2003 and December 31, 2002, the difference between Newmont’s investment in AGR of $10.3 million ($11.2 million at December 31, 2002) and its share of AGR’s net assets consisted of a $2.4 million reduction in long-lived assets recorded by Newmont as part of the purchase accounting for the acquisition of Normandy.

The Company is currently evaluating the impact of adoption of FIN 46 (Note 16) on its investment in AGR.

Newmont Australia Infrastructure Bonds

In June 1996, NP Finance Limited and GPS Finance Limited, wholly owned subsidiaries of Newmont Australia Limited (formerly Normandy), issued A$111.9 million (approximately $63.2 million) and A$21.9 million (approximately $12.4 million),

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

respectively, of 7.906%, fifteen-year bonds at a premium to fund certain gas pipeline and power station projects. The bonds were issued at a premium due to unique tax-related benefits available to the bondholders and the issuer under Australian tax regulations. Interest is accrued and capitalized semi-annually in arrears in June and December of each year. Concurrently, with the issue of the Infrastructure Bonds described above, GMK Investments Pty Ltd (“GMKI”), a wholly owned subsidiary of Newmont Australia Limited (formerly Normandy), entered into an offsetting transaction, making payments to Deutsche Bank Aktiengesellschaft (“DBA”) equal to the face value of the bonds in return for DBA agreeing to purchase the bonds from each holder of the bonds in June 2004 and to sell those bonds to GMKI for a nominal amount at that time. The receivable from DBA also accrues interest receivable at 7.906% and such interest is capitalized semi-annually in arrears in June and December of each year. Because the arrangement does not technically qualify as a defeasance of debt, the receivable is presented in Investments at December 31, 2002. As of September 30, 2003, Newmont classifies this investment as a current asset and the corresponding debt liability as part of Current portion of long-term debt (Note 11) since, as stated above, DBA is obligated to repurchase these bonds from each holder in June 2004. The repurchase of these bonds will effectively retire the outstanding liability and satisfy the receivable.

(10) EXTINGUISHMENT OF NYOL OBLIGATIONS AND NYOL VOLUNTARY ADMINISTRATION

On May 29, 2003, Newmont made an offer through its wholly owned subsidiary, Yandal Bond Company Limited (“YBCL”), to acquire all of the outstanding 8 7/8% Senior Notes due in April 2008 of its wholly owned Australian subsidiary, NYOL. On May 28, 2003, YBCL made a separate offer to acquire all of NYOL’s gold hedge contracts from the counterparties. The offer to acquire the Senior Notes was at a price of $500 per $1,000 of principal amount. The offer to acquire the gold hedge contracts was at $0.50 per $1.00 of the net mark-to-market hedge liability as of May 22, 2003.

On July 3, 2003, the board of directors of NYOL resolved to place the company into Voluntary Administration (“VA,” a form of insolvency proceeding in Australia) as it was insolvent or likely to become insolvent. In conjunction with the VA process, Newmont made an offer to the administrator for NYOL to bring NYOL out of VA. In order to comply with applicable requirements and to allow holders of NYOL’s outstanding 8 7/8% Senior Notes more time to assess these developments, YBCL extended the expiration of the offer to acquire the Senior Notes to July 11, 2003. As of that date, YBCL had received binding tenders for the Senior Notes totaling $237.0 million, representing 99.9% of the total $237.2 million outstanding third-party principal amount at the date of its initial offer. Six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL prior to the NYOL entering into VA.

Newmont’s offer to the administrator effectively valued the assets in excess of $200 million and would have resulted in NYOL’s outstanding third-party Senior Note holders and the remaining hedge contract counterparty receiving not more than $0.40 on the dollar. It would also have resulted in Newmont honoring any prior unpaid obligations to NYOL’s employees and payment in full to trade creditors. On August 29, 2003 NYOL’s creditors passed a resolution to accept Newmont’s offer and on September 8, 2003, Newmont’s offer, in the form of Deeds of Company Arrangement, were signed by the administrators. On September 10, 2003, the conditions precedent to the offer were fulfilled and the offer became effective, so NYOL was returned to the control of its directors, and its employees continued their employment.

In accordance with the terms of Newmont’s offer, a NYOL subsidiary, Clynton Court Pty Limited (“Clynton Court”), subject to deed of company arrangement assumed the liabilities to be settled, including the outstanding third-party Senior Notes, the liability to the remaining hedge contract counterparty and the liabilities to trade creditors that existed at July 3, 2003 (the “applicable liabilities”). Newmont also contributed sufficient cash to Clynton Court to settle the applicable liabilities and to pay the fees of the administrator. Upon assumption by Clynton Court, the applicable liabilities of NYOL were extinguished.

The above transactions gave rise to a Gain on extinguishment of NYOL bonds, net of $19.6 million and $114.0 million, net of transaction costs, for the three months and nine months ended September 30, 2003, respectively. The transactions also gave rise to a Gain on extinguishment of NYOL derivatives liability, net of $29.9 million and $106.5 million, net of transaction costs, for the three months and nine months ended September 30, 2003, respectively. Total cash payments to extinguish the NYOL bonds and the NYOL derivatives liabilities (including costs) were $98.5 million and $103.6 million during the nine months ended September 30, 2003.

During the period from July 3, 2003 to September 10, 2003, during which NYOL was in VA, Newmont did not consolidate NYOL while it was under the temporary control of the administrator. However, upon NYOL’s emergence from VA, Newmont reconsolidated NYOL effective July 1, 2003.

On September 3, 2003, J Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against Newmont Yandal Operations Pty Ltd (“NYOL”) in relation to the recently completed voluntary administration of the NYOL group. J. Aron & Co., an NYOL creditor, initially sought injunctive relief that was denied by the court on September 8, 2003. On October 30, 2003, J. Aron & Co. filed a statement of claim alleging various deficiencies in the implementation of the voluntary administration process and seeking damages and other relief against NYOL and other parties.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(11) LONG-TERM DEBT

	At September 30, 2003	At December 31, 2002
	(unaudited, in thousands)
Sale-leaseback of refractory ore treatment plant	$296,979	$307,880
8 3/8% debentures, net of discount	181,476	204,658
8 5/8% notes, due May 2011, net of discount	231,362	284,559
Newmont Australia 7 5/8% notes, net of premium	121,006	152,690
Newmont Australia 7 1/2% notes, net of premium	91,350	101,850
NYOL 8 7/8% notes	—	237,220
6% convertible subordinated debentures	99,980	99,980
Medium-term notes	17,000	32,000
Newmont Australia infrastructure bonds	118,376	99,680
Prepaid forward sales obligation	145,000	145,000
Revolving credit facility	—	—
Interest rate swaps	(16,308)	(16,904)
Project financing, capital leases and other	87,832	167,991

	1,374,053	1,816,604
Current maturities	(175,927)	(115,322)

	$1,198,126	$1,701,282

Scheduled minimum long-term debt repayments as of September 30, 2003 are $12.3 million for the remainder of 2003, $178.9 million in 2004, $434.5 million in 2005, $86.9 million in 2006, $74.8 million in 2007 and $586.7 million thereafter.

During the nine months ended September 30, 2003, the Company repurchased $23.0 million of 8 3/8% debentures, $52.4 million of 8 5/8% notes due in May 2011, $30.9 million of Newmont Australia 7 5/8% notes and $10.0 million of Newmont Australia 7 1/2% notes for total cash consideration of $135.8 million. As a result of these debt repurchases, the Company recognized a Loss on extinguishment of debt of $19.5 million.

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

On May 27, 2003, Newmont initiated an offer through YBCL to acquire all of the outstanding 8 7/8% Senior Notes due April 2008 issued by NYOL. At September 30, 2003, the 8 7/8% Senior Notes had been extinguished (Note 10).

On September 22, 2003, Newmont announced that it had initiated the early redemption of $100 million in aggregate principal of Battle Mountain Gold 6% Convertible Subordinated Debentures, due January 4, 2005. On October 10, 2003, Newmont also announced that its wholly-owned subsidiary, Newmont USA Limited, had initiated a tender offer for any and all of its 8 3/8% Senior Debentures due 2005 totaling $177 million of principal. Furthermore, on October, 23, 2003, Newmont announced that its wholly-owned subsidiary, Newmont Capital Limited, had initiated a tender offer for any and all of the 7.5% Guaranteed Notes due 2005 totaling $90 million of principal. See Note 21 for details of these transactions.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations.” As a result, Reclamation and remediation liabilities increased by $120.7 million for the fair value of the estimated asset retirement obligations, Other accrued liabilities increased by $2.3 million for worker participation bonuses in Peru (bonuses required by law at Minera Yanacocha based on net income), Deferred income tax assets increased by $6.9 million, Property, plant and mine development, net increased by $69.1 million, Minority interest in subsidiaries decreased by $16.2 million and a $34.5 million loss was recorded for the Cumulative effect of a change in accounting principle, net of tax. At September 30, 2003 and December 31, 2002, $377.2 million and $254.1 million, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2003 and December 31, 2002, $61.3 million and $48.1 million, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited, in thousands):

Balance December 31, 2002	$302,229
Impact of adoption of SFAS No. 143	120,707
Additions to liabilities	21,496
Liabilities settled	(23,029)
Accretion expense	17,119

Balance September 30, 2003	$438,522

The current portions of Reclamation and remediation liabilities of $20.2 million and $13.7 million at September 30, 2003 and December 31, 2002, respectively, are included in Other accrued liabilities.

On a pro forma basis, the liabilities for asset retirement obligations would have been $420.0 million and $422.9 million at January 1, 2002 and December 31, 2002, respectively, if SFAS No. 143 had been applied at the beginning of 2002.

There were no assets that were legally restricted for purposes of settling asset retirement obligations at September 30, 2003.

The table below presents the impact of the accounting change for the three- and nine-month periods ended September 30, 2003 and the pro forma effect for the three- and nine-month periods ended September 30, 2002 as if the change had been in effect for that period (unaudited, in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Increase/(decrease) to net income	2003	2002 (pro forma)	2003	2002 (pro forma)

Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	$7,260	$2,900	$17,372	$4,805
Base metals	90	—	269	—
Depreciation, depletion, and amortization	(3,418)	(3,307)	(10,251)	(9,921)
Income tax (expense) benefit	(1,376)	142	(2,587)	1,790
Minority interest	(1,687)	411	(3,640)	1,615
Equity loss of affiliate	(38)	(260)	(838)	(801)

Net income (loss) before cumulative effect of a change in accounting principle	$831	$(114)	$325	$(2,512)

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00	$0.00	$(0.01)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below presents pro forma net income and net income per common share before cumulative effect of a change in accounting principle for the three- and nine-month periods ended September 30, 2002 as if the Company had adopted the SFAS No. 143 as of January 1, 2002 (unaudited, in thousands, except per share data):

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Net income applicable to common shares	Net income per common share, basic and diluted, before cumulative effect of a change in accounting principle	Net income applicable to common shares before cumulative effect of a change in accounting principle	Net income per common share, basic and diluted, before cumulative effect of a change in accounting principle
As reported	$20,760	0.05	$71,513	$0.20
Change in accounting method SFAS No. 143	(114)	—	(2,512)	(0.01)

Pro forma	$20,646	$0.05	$69,001	$0.19

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

Gold Commodity Contracts

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate at September 30, 2003 of US$0.68 per A$1.

On May 28, 2003, YBCL offered to acquire all of the gold hedge obligations owed by NYOL from the counterparties (Note 10). The offer included two alternatives: the counterparties could elect to receive $0.50 for each dollar of net mark-to-market liability under their individual hedge contracts, as calculated by YBCL as of May 22, 2003; or, in lieu of cash, the counterparties could elect to assign all such contracts with NYOL to YBCL and enter into new hedging contracts with Newmont, such that Newmont would assume obligations equivalent to an undivided 40% of NYOL’s existing hedge obligations with such counterparty.

At the close of the offer YBCL had acceptances from six of the seven gold hedge book counterparties. All of the six counterparties elected to receive $0.50 for each dollar of net mark-to-market liability, as calculated by YBCL as of May 22, 2003. This resulted in a total cash payment from YBCL to the counterparties of approximately $77 million.

NYOL was placed into VA on July 3, 2003. In conjunction with the VA process, Newmont made an offer to the administrator for NYOL that, if accepted, would bring NYOL out of VA. On September 8, 2003, Newmont’s offer was accepted. On September 10, 2003, the conditions precedent to the offer were fulfilled and the offer became effective, so NYOL was returned to the control of its directors, and its employees continued their employment.

In accordance with the terms of Newmont’s offer, a new entity was formed, Clynton Court, into which NYOL transferred the liabilities to be settled, including the liability to the remaining hedge contract counterparty. Newmont also contributed sufficient cash to Clynton Court to settle these liabilities and to pay the fees of the administrators. Upon assumption by Clynton Court, the remaining hedge contract liabilities of NYOL were extinguished.

The above transactions gave rise to a Gain on extinguishment of NYOL derivatives liability, net of $29.9 million and $106.5 million, net of transaction costs, for the three months and nine months ended September 30, 2003, respectively. Total cash payments to extinguish the NYOL derivatives liability (including transaction costs) were $103.6 million during the nine months ended September 30, 2003.

On September 3, 2003, J. Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against Newmont Yandal Operations Pty Ltd (“NYOL”) in relation to the recently completed voluntary administration of the NYOL group. J. Aron & Co., an NYOL creditor, initially sought injunctive relief that was denied by the court on September 8, 2003. On October 30, 2003, J. Aron & Co. filed a statement of claim alleging various deficiencies in the implementation of the voluntary administration process and seeking damages and other relief against NYOL and other parties.

For the three months ended September 30, 2003 and 2002, losses of $1.6 million and $8.1 million, respectively, were included in income in Gain (loss) on gold commodity derivative instruments, net for the ineffective portion of derivative instruments designated as cash flow hedges, and losses of $45.3 million and $3.1 million, respectively, for the change in fair value of gold commodity contracts that do not qualify as hedges. For the nine months ended September 30, 2003 and 2002, a gain of $29.4 million and a loss of $2.6 million, respectively, were included in income in Gain (loss) on gold commodity derivative instruments, net for the ineffective

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

portion of derivative instruments designated as cash flow hedges, and losses of $4.7 million and $11.7 million, respectively, for the change in fair value of gold commodity contracts that do not qualify as hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income (loss), to income for derivative instruments during the next 12 months is a gain of approximately $15.5 million. The maximum period over which hedged forecasted transactions are expected to occur is 8.2 years.

Gold Forward Sales Contracts

Newmont had no gold forward sales contracts outstanding at September 30, 2003 (unaudited), although positions existed at December 31, 2002. The fair values of these contracts at December 31, 2002 were as follows:

Gold Forward Contracts
(A$ denominated)	US $ (000)
Fixed Forwards	$(138,095)
Floating Rate Forwards	(37,401)
Synthetic Forwards	(34,222)

Total:	$(209,718)

Gold Put Option Contracts

Newmont had the following gold put option contracts at September 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Put Option Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	September 30, 2003	December 31, 2002
								US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	52	203	205	100	20	—	580	$(10,545)	$(6,773)
Average price	$292	$292	$292	$338	$397	$—	$304	—	—
A$ Denominated Fixed Purchased Puts:
Ounces	—	—	—	—	—	—	—	$—	$(3,690)
Average price	—	—	—	—	—	—	—	—	—
A$ Denominated Floating Forward Purchased Puts:
Ounces	—	—	—	—	—	—	—	$—	$(12,140)
Average price	—	—	—	—	—	—	—	—	—
Total:

Ounces	52	203	205	100	20	—	580	$(10,545)	$(22,603)

Average price	$292	$292	$292	$338	$397	$—	$304

Note: Through December 31, 2002, the floating forward purchased put option contracts were accounted for as cash flow hedges as they were statistically proven to qualify as highly effective cash flow hedges through that date. However, due to changes in market conditions during the first quarter of 2003, these contracts were no longer considered highly effective cash flow hedges. The effect of this change was a gain of $10.7 million that was recorded in Gain (loss) on gold commodity derivative instruments, net in income during the nine months ended September 30, 2003. These positions were closed out during the second quarter as part of the extinguishment of the NYOL hedge book (Note 10).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Convertible Put Options and Other Instruments

Newmont had no gold convertible put option contracts and other instruments outstanding at September 30, 2003, although positions existed at December 31, 2002. The fair values of these contracts at December 31, 2002 were as follows:

Convertible Put Options and Other Instruments
(A$ denominated)	US $ (000)
Floating Convertible Put Options	$(102,952)
Knock-out/knock-in Contracts	(6,794)
Indexed Forward Contracts	(15,740)

Total:	$(125,486)

Sold Convertible Put Options

Newmont had no sold convertible put option contracts outstanding at September 30, 2003, although a position did exist at December 31, 2002. The fair value of the position at December 31, 2002 was positive $14.3 million.

Sold Put Options

Newmont had no sold put option contracts outstanding at September 30, 2003 or December 31, 2002. A sold put position was created during the first quarter of 2003 and was closed out as part of the YBCL transaction during the second quarter (Note 10).

Price-Capped Sales Contracts

Newmont had the following price-capped forward sales contracts outstanding at September 30, 2003 (unaudited):

Price-capped Contracts:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
	2003	2004	2005	2006	2007	Thereafter		September 30, 2003	December 31, 2002
(US$ Denominated)								US$ (000)
Ounces	—	—	500	—	—	1,850	2,350	N/A	N/A
Average price	$—	$—	$350	$—	$—	$384	$377

Note: The fair value of the price-capped sales contracts of $53.9 million was recorded as deferred revenue in September 2001 and will be included in sales revenue as delivery occurs in 2005 through 2011. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds were swapped into gold-denominated payments of 600,000 ounces in 2008. Newmont Australia also received US$ fixed interest payments and paid gold lease rates, which are indexed to market rates. This instrument was marked to market at each period end, with the change reflected in income up until the contract was closed out during the YBCL buy back transaction (Note 10). However, the indexed portion of the transaction was held with the one counterparty who did not take up the offer. This position was extinguished as part of the NYOL voluntary administration process (Note 10). The fair value of this instrument at December 31, 2002 was a negative $87.2 million.

Other Sales Contracts, Commodity and Derivative Instruments

Foreign Currency Contracts

Newmont acquired certain currency swap contracts in the Normandy transaction intended to hedge the currency risk on repayment of US$-denominated debt. These contracts were closed out during the quarter ended March 31, 2002 for net proceeds of $50.8 million. The contracts were accounted for on a mark-to-market basis until closed out; resulting in a loss of $10.9 million for the three months ended March 31, 2002.

Newmont also acquired currency swap contracts to receive A$ and pay US$ designated as hedges of A$ denominated debt. The A$-denominated debt was repaid during the quarter ended June 30, 2002 and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. At September 30, 2003 and December 31, 2002 they had a negative fair value of $0.6 million and $21.9 million, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest Rate Swap Contracts

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at both September 30, 2003 and December 31, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. For the quarters ended September 30, 2003 and September 30, 2002, these transactions resulted in a reduction in interest expense of $1.9 million and $1.4 million, respectively, and $5.5 million and $4.2 million for the nine months ended September 30, 2003 and 2002, respectively. These transactions have been designated as fair value hedges and had positive fair values of $16.3 million and $13.8 million at September 30, 2003 and December 31, 2002, respectively.

Silver Commodity Contracts

During the three months ended September 30, 2003 Newmont entered into silver fixed forward contracts. These contracts have been designated as cash flow hedges of future silver sales and as such, changes in the market value have been recorded in Other comprehensive income, net of tax. Newmont had the following silver forward contracts outstanding at September 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
Silver Forward Contracts:	2003	2004	2005	2006	2007	Thereafter		September 30, 2003	December 31, 2002
(US$ Denominated)								US$ (000)
Ounces (in thousands)	150	600	450	—	—	—	1,200	28	N/A
Average price	$5	$5	$5	$—	$—	$—	$5

(14) STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Net income	$114,434	$20,760	$322,536	$82,952
Other comprehensive income (loss), net of tax:

Sale of marketable securities of Lihir, net of tax $10,732	—	—	—	(18,273)
Unrealized (loss) gain on marketable equity securities, net of tax of $(12,084), $1,389, $571 and $281, respectively	41,397	(3,369)	(7,670)	(656)
Foreign currency translation adjustments	(2,677)	(14,091)	29,431	4,034
Changes in fair value of cash flow hedge instruments, net of tax of $2,848, $24,850, $(18,135) and $1,218, respectively	(5,707)	(57,983)	66,839	(2,842)
Exchange of Echo Bay shares for Kinross shares	—	—	4,572	—

Total other comprehensive income (loss), net of tax	33,013	(75,443)	93,172	(17,737)

Comprehensive income (loss)	$147,447	$(54,683)	$415,708	$65,215

(15) DIVIDENDS, INTEREST INCOME, FOREIGN CURRENCY EXCHANGE AND OTHER INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Interest income	$924	$2,920	$5,944	$10,818
Foreign currency exchange gains (losses)	18,937	2,411	70,821	2,426
Gain (loss) on sale of exploration properties	(925)	(769)	537	5,633
Other	3,440	3,364	8,718	4,637

Total	$22,376	$7,926	$86,020	$23,514

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(16) ACCOUNTING CHANGES

Depreciation, Depletion and Amortization

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income during the nine months ended September 30, 2002 by $7.7 million, net of tax of $4.1 million, and net income per common share, basic and fully diluted, by $0.02 per share.

Reclamation and Remediation

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, which established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted as required on January 1, 2003. See Note 12 for complete disclosure of the impact of adopting SFAS 143.

Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”): Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. Newmont must apply FIN 46 to any variable interest entity (“VIE”) created after January 31, 2003 no later than the interim or annual period beginning after June 15, 2003. As of September 30, 2003, Newmont had no interest in a VIE created after January 31, 2003. A FASB Staff Position issued in October 2003 deferred the effective date of FIN 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met.

Newmont is currently evaluating the impact FIN 46 will have on its financial statements for any VIE created before February 1, 2003 in which the Company has an interest. Newmont has identified certain entities in which it has interests that have capital structures or contractual relationships that may result in classification of such entities as VIEs under FIN 46. However, Newmont has not completed its evaluation to determine if such entities are VIEs, nor has it completed its evaluation to determine if the Company would be the primary beneficiary and therefore would be required to consolidate the entities if they were determined to be VIEs.

The table below summarizes the entities under evaluation (unaudited, in thousands):

Entity	Ownership percentage	Nature of activities	Maximum exposure to loss (1)
			At September 30, 2003
Batu Hijau (3)	56.25%	Copper and gold mine	$782,098
QMC (2, 3)	26.9%	Magnesium	$44,426
AGR (3)	40%	Gold refining	$10,310
Proportionately-consolidated joint ventures	Various	Gold mining	$568,684
Fully-consolidated joint ventures	Various	Gold mining	$429,220

(1)	Maximum exposure to loss is composed of Newmont’s investment in the entity, the balance of loans or other receivables outstanding from the entity, and any contingent obligations for which Newmont could be liable in the future such as loan guarantees or support agreements.
(2)	Newmont has a 26.7% indirect interest in QMC through its 26.7% ownership of AMC (see Note 9).
(3)	Newmont accounts for its investment in this entity under the equity method.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(17) SEGMENT INFORMATION

During the third quarter of 2003, Newmont made certain reclassifications in its segment presentation for the three and nine months ended September 30, 2003 and 2002 to conform to changes in presentation reflected in its internal management reporting. The primary reclassifications are as follows: (i) the amortization to Sales, net of Accumulated other comprehensive income (loss) related to closed out derivative positions that were previously classified as cash flow hedges has been reclassified from Other Australia to Corporate and Other; and (ii) interest expense not specifically related to project financing has been reclassified from Other Australia to Corporate and Other. The reclassifications resulted in decreases in Other Australia and increases in Corporate and Other in Sales, net of $5.6 million and $15.7 million for the three and nine months ended September 30, 2003, respectively, and of $2.5 million and $4.0 million for the three and nine months ended September 30, 2002, respectively. The reclassification also resulted in decreases in Other Australia and increases in Corporate and Other in Interest expense of $3.7 million and $16.5 million for the three and nine months ended September 30, 2003, respectively, and of $15.5 million and $31.5 million for the three and nine months ended September 30, 2002, respectively.

Financial information relating to Newmont’s segments is as follows:

Three Months Ended September 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$251.6	$33.1	$284.7	$320.1	$18.0	$338.1	$33.2	$153.8	$187.0
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gains on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.2	$—	$0.2	$—	$0.6	$0.6
Interest expense	$—	$—	$—	$0.2	$—	$0.2	$—	$—	$—
Exploration, research and development	$5.4	$0.1	$5.5	$4.2	$—	$4.2	$1.3	$1.2	$2.5
Depreciation, depletion and amortization	$37.1	$6.7	$43.8	$48.5	$1.7	$50.2	$8.2	$24.7	$32.9
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$37.1	$4.4	$41.5	$160.2	$4.7	$164.9	$12.3	$22.5	$34.8
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss) affiliates	$—	$—	$—	$—	$—	$—	$—	$0.2	$0.2
Amortization of deferred stripping, net	$(8.5)	$—	$(8.5)	$—	$—	$—	$—	$(2.7)	$(2.7)
Write-down of long-lived assets	$—	$—	$—	$—	$—	$—	$—	$1.6	$1.6
Capital expenditures	$37.1	$1.1	$38.2	$55.7	$0.1	$55.8	$4.8	$28.8	$33.6
Deferred stripping costs	$57.9	$6.6	$64.5	$—	$—	$—	$—	$12.0	$12.0
Total assets	$1,507.0	$138.7	$1,645.7	$1,306.1	$24.2	$1,330.3	$181.3	$1,117.4	$1,298.7

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$18.1	$37.4	$865.3	$10.2	$—	$—	$5.6	$881.1
Royalties	$—	$—	$—	$—	$—	$15.9	$—	$15.9
Gain on investments, net	$—	$—	$—	$—	$—	$(3.3)	$—	$(3.3)
Gains on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$49.5	$—	$49.5
Interest income	$0.1	$(0.1)	$0.9	$—	$—	$—	$—	$0.9
Interest expense	$0.1	$—	$0.3	$—	$—	$—	$18.5	$18.8
Exploration, research and development	$—	$2.9	$15.1	$1.1	$7.9	$1.5	$5.1	$30.7
Depreciation, depletion and amortization	$2.5	$10.8	$140.2	$2.0	$0.8	$7.2	$1.3	$151.5
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$7.8	$6.0	$255.0	$2.1	$(8.7)	$52.7	$(84.1)	$217.0
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(0.6)	$(0.6)
Equity income (loss) affiliates	$—	$—	$0.2	$—	$—	$—	$36.0	$36.2
Amortization of deferred stripping, net	$—	$(4.4)	$(15.6)	$—	$—	$—	$—	$(15.6)
Write-down of long-lived assets	$—	$—	$1.6	$—	$—	$—	$2.0	$3.6
Capital expenditures	$2.4	$9.8	$139.8	$4.3	$0.3	$—	$6.7	$151.1
Deferred stripping costs	$—	$7.1	$83.6	$—	$—	$—	$—	$83.6
Total assets	$97.9	$354.6	$4,727.2	$251.1	$1,141.9	$2,131.3	$1,903.7	$10,155.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three Months Ended September 30, 2002

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$226.3	$36.0	$262.3	$201.6	$23.2	$224.8	$24.6	$131.5	$156.1
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$—	$—	$—	$0.1	$2.5	$2.6
Interest expense	$—	$—	$—	$1.6	$—	$1.6	$—	$—	$—
Exploration, research and development	$4.0	$0.1	$4.1	$3.8	$—	$3.8	$0.8	$(0.3)	$0.5
Depreciation, depletion and amortization	$32.7	$7.9	$40.6	$24.6	$3.5	$28.1	$7.9	$27.7	$35.6
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$3.5	$3.1	$6.6	$92.3	$8.1	$100.4	$7.9	$1.3	$9.2
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$3.2	$3.2
Amortization of deferred stripping, net	$20.0	$(0.1)	$19.9	$—	$—	$—	$—	$—	$—
Write-down of long-lived assets	$—	$—	$—	$—	$—	$—	$—	$0.3	$0.3
Capital expenditures	$12.7	$1.6	$14.3	$39.7	$0.3	$40.0	$1.2	$13.4	$14.6
Deferred stripping costs	$56.6	$6.3	$62.9	$—	$—	$—	$—	$—	$—
Total assets	$1,596.2	$156.4	$1,752.6	$1,113.3	$35.8	$1,149.1	$178.9	$1,469.2	$1,648.1

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$22.0	$29.9	$695.1	$14.3	$—	$—	$2.7	$712.1
Royalties	$—	$—	$—	$—	$—	$7.9	$—	$7.9
Interest income	$0.1	$—	$2.8	$—	$—	$0.1	$—	$2.9
Interest expense	$0.2	$—	$1.8	$—	$—	$—	$31.3	$33.1
Exploration, research and development	$—	$2.2	$10.6	$0.5	$9.1	$0.5	$4.6	$25.3
Depreciation, depletion and amortization	$2.6	$9.3	$116.2	$5.6	$2.1	$8.1	$1.6	$133.6
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$11.0	$3.7	$130.9	$(2.3)	$(11.1)	$6.5	$(78.4)	$45.6
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(0.5)	$(0.5)
Equity income (loss) of affiliates	$—	$—	$3.2	$—	$—	$1.1	$14.7	$19.0
Amortization of deferred stripping, net	$—	$—	$19.9	$—	$—	$—	$—	$19.9
Write-down of long-lived assets	$—	$—	$0.3	$—	$—	$—	$—	$0.3
Capital expenditures	$0.7	$4.0	$73.6	$5.3	$—	$3.2	$16.2	$98.3
Deferred stripping costs	$—	$—	$62.9	$—	$—	$—	$—	$62.9
Total assets	$102.9	$510.7	$5,163.4	$350.3	$1,218.1	$2,056.1	$960.1	$9,748.0

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nine Months Ended September 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$658.2	$108.7	$766.9	$781.3	$57.9	$839.2	$91.7	$428.5	$520.2
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gains on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gains on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.7	$—	$0.7	$—	$4.2	$4.2
Interest expense	$0.1	$—	$0.1	$2.7	$—	$2.7	$—	$—	$—
Exploration, research and development	$13.7	$0.1	$13.8	$9.9	$—	$9.9	$2.8	$3.9	$6.7
Depreciation, depletion and amortization	$103.4	$24.9	$128.3	$124.4	$5.6	$130.0	$20.7	$67.8	$88.5
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$81.3	$9.3	$90.6	$365.5	$15.7	$381.2	$35.4	$30.9	$66.3
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss) affiliates	$—	$—	$—	$—	$—	$—	$—	$0.7	$0.7
Cumulative effect of a change in accounting principal, net of tax	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(3.6)	$(2.8)
Amortization of deferred stripping, net	$(20.5)	$(0.3)	$(20.8)	$—	$—	$—	$—	$(3.6)	$(3.6)
Write-down of long-lived assets	$—	$—	$—	$1.2	$—	$1.2	$—	$2.2	$2.2
Capital expenditures	$87.1	$3.3	$90.4	$151.7	$0.7	$152.4	$11.2	$54.1	$65.3
Deferred stripping costs	$57.9	$6.6	$64.5	$—	$—	$—	$—	$12.0	$12.0
Total assets	$1,507.0	$138.7	$1,645.7	$1,306.1	$24.2	$1,330.3	$181.3	$1,117.4	$1,298.7

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$60.7	$106.3	$2,293.3	$42.4	$—	$—	$16.2	$2,351.9
Royalties	$—	$—	$—	$—	$—	$40.8	$—	$40.8
Gains on investments, net	$—	$—	$—	$—	$—	$81.4	$—	$81.4
Gains on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$201.0	$—	$201.0
Interest income	$0.1	$(0.1)	$5.0	$—	$—	$0.1	$0.8	$5.9
Interest expense	$0.5	$—	$3.3	$—	$—	$—	$68.1	$71.4
Exploration, research and development	$—	$13.7	$44.1	$2.8	$22.8	$4.8	$7.9	$82.4
Depreciation, depletion and amortization	$8.0	$27.5	$382.3	$15.8	$2.5	$17.5	$3.3	$421.4
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$26.6	$4.6	$569.3	$(6.8)	$(25.6)	$297.6	$(56.5)	$778.0
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(120.1)	$(120.1)
Equity income (loss) affiliates	$—	$—	$0.7	$—	$—	$—	$61.8	$62.5
Cumulative effect of a change in accounting principal, net of tax	$(1.3)	$(3.2)	$(57.7)	$(0.3)	$—	$—	$23.5	$(34.5)
Amortization of deferred stripping, net	$—	$(5.3)	$(29.7)	$—	$—	$—	$—	$(29.7)
Write-down of long-lived assets	$—	$—	$3.4	$—	$—	$—	$2.0	$5.4
Capital expenditures	$3.1	$31.2	$342.4	$10.1	$0.3	$—	$13.6	$366.4
Deferred stripping costs	$—	$7.1	$83.6	$—	$—	$—	$—	$83.6
Total assets	$97.9	$354.6	$4,727.2	$251.1	$1,141.9	$2,131.3	$1,903.7	$10,155.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nine Months Ended September 30, 2002

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$589.4	$112.0	$701.4	$490.8	$66.6	$557.4	$64.5	$315.9	$380.4
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.2	$—	$0.2	$0.5	$7.9	$8.4
Interest expense	$0.1	$—	$0.1	$7.0	$0.2	$7.2	$0.2	$—	$0.2
Exploration, research and development	$10.3	$0.1	$10.4	$8.1	$0.6	$8.7	$1.4	$2.5	$3.9
Depreciation, depletion and amortization	$84.7	$25.6	$110.3	$85.8	$10.4	$96.2	$17.8	$62.6	$80.4
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$(6.1)	$12.7	$6.6	$167.7	$21.2	$188.9	$25.4	$15.6	$41.0
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$6.3	$6.3
Cumulative effect of a change in accounting principal, net of tax	$0.9	$7.2	$8.1	$—	$—	$—	$(0.4)	$—	$(0.4)
Amortization of deferred stripping, net	$29.5	$(0.7)	$28.8	$—	$—	$—	$—	$—	$—
Write-down of long-lived assets	—	—	—	—	—	—	—	0.3	0.3
Capital expenditures	$33.4	$8.5	$41.9	$109.4	$0.9	$110.3	$6.9	$35.0	$41.9
Deferred stripping costs	$56.6	$6.3	$62.9	$—	$—	$—	$—	$—	$—
Total assets	$1,596.2	$156.4	$1,752.6	$1,113.3	$35.8	$1,149.1	$178.9	$1,469.2	$1,648.1

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$59.4	$86.5	$1,785.1	$46.6	$—	$—	$4.5	$1,836.2
Royalties	$—	$—	$—	$—	$—	$22.9	$—	$22.9
Gain on investments, net	$—	$—	$—	$—	$—	$47.3	$—	$47.3
Interest income	$0.1	$—	$8.8	$—	$—	$1.2	$0.8	$10.8
Interest expense	$0.5	$—	$8.0	$—	$—	$—	$91.3	$99.3
Exploration, research and development	$—	$5.8	$28.8	$1.7	$13.5	$1.0	$10.7	$55.7
Depreciation, depletion and amortization	$8.0	$25.3	$320.2	$12.6	$5.6	$16.3	$4.7	$359.4
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$25.5	$8.4	$270.4	$2.7	$(19.0)	$59.7	$(171.6)	$142.2
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(1.2)	$(1.2)
Equity income (loss) of affiliates	$—	$—	$6.3	$—	$—	$1.8	$30.3	$38.4
Cumulative effect of a change in accounting principal, net of tax	$—	$—	$7.7	$—	$—	$—	$—	$7.7
Amortization of deferred stripping, net	$—	$—	$28.8	$—	$—	$—	$—	$28.8
Write-down of long-lived assets	$—	$—	$0.3	$—	$—	$—	$—	$0.3
Capital expenditures	$3.4	$9.9	$207.4	$9.4	$0.2	$3.8	$17.4	$238.2
Deferred stripping costs	$—	$—	$62.9	$—	$—	$—	$—	$62.9
Total assets	$102.9	$510.7	$5,163.4	$350.3	$1,218.1	$2,056.1	$960.1	$9,748.0

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating Segments

The Company’s operating segments are identified in Note 17. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 18 relate to the Corporate and Other category. The Newmont Madencilik A.S. matters are related to the Other International operating segment. The Nevada Operations matters under Newmont USA Limited are related to the Nevada operating segment. The Minera Yanacocha matters are related to the Yanacocha operating segment. The Newmont Yandul Operations Pty Ltd., the Yandal Gold Pty Ltd. and the Newmont Australia Limited matters are related to the Other Australia operating segment.

Environmental Matters

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2003 and at December 31, 2002, $377.2 million and $254.1 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. On January 1, 2003, the Company adopted SFAS 143, “Asset Retirements Obligations” (see Accounting Changes).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $61.3 million and $48.1 million were accrued for such obligations at September 30, 2003 and December 31, 2002, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 54% greater or 33% lower than the amount accrued at September 30, 2003. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Newmont Capital owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital has sought to resolve this matter through a de minimis settlement with EPA. The parties have entered into a tolling agreement until December 31, 2004 to facilitate settlement negotiations with respect to potential claims under CERCLA. Based on Newmont Capital’s limited involvement at Lava Cap mine, it does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action arising from this matter.

Newmont USA Limited—100% Newmont Owned

Pinal Creek: Newmont is a defendant in a lawsuit brought in U.S. District Court in Arizona by the Pinal Creek Group, alleging that the company and others are responsible for some portion of costs incurred to address groundwater contamination emanating from copper mining operations located in the area of Globe and Miami, Arizona. Two former subsidiaries of Newmont, Pinto Valley Copper Corporation and Magma Copper Company (now known as BHP Copper Inc.), owned some of the mines in the area between 1983 and 1987. The court has dismissed plaintiffs’ claims seeking to hold Newmont liable for the acts or omissions of its former subsidiaries. Based on information presently available, Newmont believes it has strong defenses to plaintiffs’ remaining claims, including, without limitation, that Newmont’s agents did not participate in any pollution causing activities; that Newmont’s liabilities, if any, were contractually transferred to one of the plaintiffs; that portions of plaintiffs’ claimed damages are not recoverable; and that Newmont’s equitable share of liability, if any, would be immaterial. While Newmont has denied liability and is vigorously defending these claims, we cannot reasonably predict the final outcome of this lawsuit.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In October 2002, Great Basin Mine Watch (Appellant) filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Appellant alleges that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont has intervened in this action on behalf of the NDEP. A hearing before the Nevada State Environmental Commission was held in June 2003 in Elko, Nevada. At the end of the hearing, the Commission ruled in favor of NDEP on all claims and affirmed NDEP’s renewal of the Clean Water Act discharge permit. Breat Basin Mine Watch appealed this decision in the Nevada District Court in Carson City, Nevada. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Legal Matters

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

Cerro Quilish: The Provincial Municipality of Cajamarca has enacted an ordinance declaring Cerro Quilish and its watershed to be a reserved and natural protected area. Cerro Quilish is an ore deposit which contains reserves of 1.9 million equity ounces and is located in the same watershed as the City of Cajamarca. Minera Yanacocha challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas. The case was heard in early 2003, and on April 30, 2003, the Constitutional Tribunal issued a decision holding that, because Minera Yanacocha acquired the mining concessions in the Cerro Quilish area many years before the adoption of the contested ordinance, its rights were not impacted by the ordinance. On May 8, 2003, the Constitutional Tribunal reaffirmed its ruling in this mater.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Newmont USA Limited – 100% Newmont Owned

In February 2002, a French citizen filed a complaint against the Company and certain of its subsidiaries and former officers, Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”), one of Buenaventura’s subsidiaries, and other individuals, in U.S. District Court in Denver. The plaintiff alleges that he had an arrangement with Normandy Mining Limited (“Normandy”), under which his fee was dependent on the outcome of the Minera Yanacocha shareholder dispute (which involved a lawsuit by Newmont and Buenaventura in Peru against the Bureau de Recherches Géologiques et Minières, the geological and mining bureau of the French government (the “BRGM”) and Normandy to enforce preemptive rights under the Minera Yanacocha by-laws, after the BRGM announced its intention to transfer its shares in Yanacocha to a company controlled by Normandy; this shareholder dispute was resolved in 2000 pursuant to a comprehensive settlement agreement among the parties). The February 2002 lawsuit alleges that the defendants violated the federal Racketeer Influenced Corrupt Organization Act (“RICO”) by corrupting the Peruvian Supreme Court in 1998 in order to prevail in the Minera Yanacocha shareholder dispute. The suit seeks damages of not less than $25 million plus interest (which could be subject to trebling), as well as unspecified punitive damages. A motion to dismiss this lawsuit is currently pending before the Court, and the Company is and will continue to vigorously defend itself against these allegations. During the summer of 2002, the Peruvian attorney general’s office commenced an inquiry into certain of the allegations made in the February 2002 lawsuit described above. In July 2003, the Peruvian attorney general’s office announced that its investigation had concluded without finding any evidence of improper conduct in relation to the outcome of the Minera Yanacocha shareholder dispute. Further, in February 2003, Newmont received a subpoena from the U.S. Department of Justice requiring the production of documents related to Newmont’s activities relating to the shareholder dispute described above from 1994 through 1999. Newmont is complying with this request.

Newmont Yandal Operations Pty Ltd – 100% Newmont Owned

On September 3, 2003, J. Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against Newmont Yandal Operations Pty Ltd (“NYOL”) in relation to the recently completed voluntary administration of the NYOL group. J. Aron & Co., an NYOL creditor, initially sought injunctive relief that was denied by the court on September 8, 2003. On October 30, 2003, J. Aron & Co. filed a statement of claim alleging various deficiencies in the implementation of the voluntary administration process and seeking damages and other relief against NYOL and other parties. See Note 10 for additional information regarding NYOL and the voluntary administration process. Newmont cannot reasonably predict the likelihood or outcome of any future action arising from this matter.

Yandal Gold Pty Ltd.—100% Newmont Owned

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, but many of which are the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company will undergo a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation of the rules or the application of certain rules to the Company’s business conducted within the country involved. As of September 30, 2003 and December 31, 2002 the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $244.8 million and $321.5 million, respectively. This amount represents what the Company believes will be the probable outcome from the settlement of such disputes for all tax years for which additional income taxes can be assessed.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2003 and December 31, 2002, there were $197.4 million and $177.0 million of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in the Financing Activities section of Management’s Discussion and Analysis of Results of Operations and Financial Condition). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above–described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

(19) PRO FORMA STOCK OPTION COMPENSATION EXPENSE

The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost has been recognized for its stock options. Had compensation cost for the options been determined based on market value at grant dates as prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and net income per common share would have been the pro forma amounts indicated below (unaudited, in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income applicable to common shares
As reported	$114.4	$20.8	$322.5	$79.2
SFAS 123 expense	(4.2)	(2.4)	(12.4)	(7.1)

Pro forma	$110.2	$18.4	$310.1	$72.1

Net income per common share, basic
As reported	$0.28	$0.05	$0.80	$0.22
SFAS 123 expense	(0.01)	(0.00)	(0.03)	(0.02)

Pro forma	$0.27	$0.05	$0.77	$0.20

Net income per common share, diluted
As reported	$0.28	$0.05	$0.79	$0.22
SFAS 123 expense	(0.01)	(0.00)	(0.03)	(0.02)

Pro forma	$0.27	$0.05	$0.76	$0.20

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(20) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

	Three Months Ended September 30, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$666.5	$204.4	$—	$870.9
Sales—base metals, net	—	—	10.2	—	10.2
Royalties	—	0.1	15.9	(0.2)	15.8

	—	666.6	230.5	(0.2)	896.9

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	328.2	130.1	(0.3)	458.0
Base metals	—	—	4.9	—	4.9
Depreciation, depletion and amortization	—	104.4	47.0	—	151.4
Exploration, research and development	—	16.6	14.0	—	30.6
General and administrative	—	21.6	7.3	0.1	29.0
Write-down of long-lived assets	—	1.9	1.7	—	3.6
Other	—	(2.6)	0.4	7.6	5.4

	—	470.1	205.4	7.4	682.9

Other income (expense)
Loss on investments, net	—	(7.6)	(3.3)	7.6	(3.3)
Gain (loss) gold commodity derivative instruments, net	—	89.0	(135.9)	—	(46.9)
Gain on extinguishment of NYOL bonds, net	—	—	0.1	19.5	19.6
Gain on extinguishment of NYOL derivatives liability, net	—	—	29.9	—	29.9
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	5.5	12.8	3.0	(21.3)	—
Dividends, interest income, foreign currency exchange and other income (loss)	0.2	9.6	12.6	—	22.4
Interest expense—intercompany	(0.7)	(5.0)	(16.3)	22.0	—
Interest expense, net of capitalized interest	(1.2)	(15.3)	(2.3)	—	(18.8)

	3.8	83.5	(112.2)	27.8	2.9

Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates	3.8	280.0	(87.1)	20.2	216.9
Income tax (expense) benefit	(1.3)	(116.6)	42.0	(5.1)	(81.0)
Minority interest in (income) loss of subsidiaries	—	(57.2)	12.1	(12.0)	(57.1)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(0.6)	—	(0.6)
Equity income of affiliates	112.0	36.0	179.3	(291.1)	36.2

Net income applicable to common shares	$114.5	$142.2	$145.7	$(288.0)	$114.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30, 2002
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$530.7	$167.1	$—	$697.8
Sales—base metals, net	—	—	14.3	—	14.3
Royalties	—	0.2	8.7	(1.0)	7.9

	—	530.9	190.1	(1.0)	720.0

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	324.8	108.2	(1.3)	431.7
Base metals	—	—	10.6	—	10.6
Depreciation, depletion and amortization	—	77.6	56.0	—	133.6
Exploration, research and development	—	16.0	9.4	—	25.4
General and administrative	—	21.3	8.1	0.3	29.7
Write-down of long-lived assets	—	—	0.3	—	0.3
Other	—	1.9	4.8	—	6.7

	—	441.6	197.4	(1.0)	638.0

Other income (expense)
Loss on gold commodity derivative instruments, net	—	—	(11.2)	—	(11.2)
Dividends, interest income , foreign currency exchange and other income (loss)—intercompany	4.8	2.8	8.3	(15.9)	—
Dividends, interest income, foreign currency exchange and other income	2.9	3.9	1.1	—	7.9
Interest expense—intercompany	(5.5)	(4.6)	(5.7)	15.8	—
Interest expense, net of capitalized interest	—	(17.5)	(15.6)	—	(33.1)

	2.2	(15.4)	(23.1)	(0.1)	(36.4)

Pre-tax (loss) income before minority interest and equity income (loss)	2.2	73.9	(30.4)	(0.1)	45.6
Income tax (expense) benefit	—	(11.3)	4.7	(4.1)	(10.7)
Minority interest in (income) loss of subsidiaries	(14.4)	(34.8)	2.6	14.1	(32.5)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(0.5)	—	(0.5)
Equity income of affiliates	33.0	14.1	64.2	(92.4)	18.9

Net income applicable to common shares	$20.8	$41.9	$40.6	$(82.5)	$20.8

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 30, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$1,743.8	$565.7	$—	$2,309.5
Sales—base metals, net	—	—	42.4	—	42.4
Royalties	—	0.3	41.6	(1.1)	40.8

	—	1,744.1	649.7	(1.1)	2,392.7

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	901.8	380.5	(1.6)	1,280.7
Base metals	—	—	30.2	—	30.2
Depreciation, depletion and amortization	—	285.6	135.8	—	421.4
Exploration, research and development	—	44.0	38.4	—	82.4
General and administrative	—	64.6	21.5	0.6	86.7
Write-down of long-lived assets	—	3.1	2.3	—	5.4
Other	—	26.2	3.5	—	29.7

	—	1,325.3	612.2	(1.0)	1,936.5

Other income (expense)
Gain (loss) on investments, net	—	(7.6)	89.0	—	81.4
Gain (loss) on gold commodity derivative instruments, net	—	70.4	30.9	(76.6)	24.7
Gain on extinguishment of NYOL bonds, net	—	—	0.1	113.9	114.0
Gain on extinguishment of NYOL derivatives liability, net	—	—	29.9	76.6	106.5
Loss on extinguishment of debt	—	(14.3)	(5.2)	—	(19.5)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	15.7	25.4	8.9	(50.0)	—
Dividends, interest income, foreign currency exchange and other income (loss)	56.4	20.8	8.8	—	86.0
Interest expense—intercompany	(5.3)	(9.9)	(35.6)	50.8	—
Interest expense, net of capitalized interest	(2.3)	(52.6)	(16.5)	—	(71.4)

	64.5	32.2	110.3	114.7	321.7

Pre-tax income before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	64.5	451.0	147.8	114.6	777.9
Income tax (expense) benefit	(22.6)	(163.3)	(72.1)	25.4	(232.6)
Minority interest in (income) loss of subsidiaries	—	(133.1)	21.5	(19.1)	(130.7)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(120.1)	—	(120.1)
Equity income of affiliates	280.6	61.8	333.4	(613.3)	62.5

Net income before cumulative effect of a change in accounting principle	322.5	216.4	310.5	(492.4)	357.0
Cumulative effect of a change in accounting principle	—	(31.5)	(3.0)	—	(34.5)

Net income applicable to common shares	$322.5	$184.9	$307.5	$(492.4)	$322.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 30, 2002
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$1,389.8	$399.8	$—	$1,789.6
Sales—base metals, net	—	—	46.6	—	46.6
Royalties	—	0.5	22.4	—	22.9

	—	1,390.3	468.8	—	1,859.1

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	888.0	259.8	(4.0)	1,143.8
Base metals	—	—	30.0	—	30.0
Depreciation, depletion and amortization	—	234.0	125.4	—	359.4
Exploration, research and development	—	35.8	19.9	—	55.7
General and administrative	—	58.9	19.5	0.3	78.7
Write-down of long-lived assets	—	—	0.3	—	0.3
Other	—	4.5	1.7	—	6.2

	—	1,221.2	456.6	(3.7)	1,674.1

Other income (expense)
Gains on investments	—	47.3	—	—	47.3
Gain (loss) on gold commodity derivative instruments, net	—	1.9	(16.2)	—	(14.3)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	9.8	8.8	27.3	(45.9)	—
Dividends, interest income, foreign currency exchange and other income (loss)	2.9	12.8	7.8	—	23.5
Interest expense—intercompany	(11.1)	(7.4)	(14.8)	33.3	—
Interest expense, net of capitalized interest	—	(67.8)	(31.5)	—	(99.3)

	1.6	(4.4)	(27.4)	(12.6)	(42.8)

Pre-tax (loss) income before minority interest, equity income (loss) and cumulative effect of a change in accounting principle	1.6	164.7	(15.2)	(8.9)	142.2
Income tax (expense) benefit	—	(29.7)	(12.1)	—	(41.8)
Minority interest in (income) loss of subsidiaries	(21.8)	(63.7)	4.0	19.2	(62.3)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(1.2)	—	(1.2)
Equity income of affiliates	103.2	29.1	142.6	(236.5)	38.4

Net income before cumulative effect of a change in accounting principle	83.0	100.4	118.1	(226.2)	75.3
Cumulative effect of a change in accounting principle, net of tax	—	7.7	—	—	7.7

Net income	83.0	108.1	118.1	(226.2)	83.0
Preferred stock dividends	(3.8)	—	—	—	(3.8)

Net income applicable to common shares	$79.2	$108.1	$118.1	$(226.2)	$79.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	At September 30, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$350.6	$68.8	$—	$419.4
Marketable securities	—	1.3	123.5	—	124.8
Accounts receivable	482.7	214.6	360.2	(1,004.7)	52.8
Inventories	—	127.2	50.9	—	178.1
Stockpiles and ore on leach pads	—	215.2	26.9	—	242.1
Prepaid taxes	—	21.3	—	—	21.3
Deferred stripping costs – short term	—	30.8	19.1	—	49.9
Deferred income tax assets	—	(4.1)	58.4	—	54.3
Newmont Australia infrastructure bonds	—	—	116.4	—	116.4
Other current assets	261.9	40.7	11.4	(247.9)	66.1

Current assets	744.6	997.6	835.6	(1,252.6)	1,325.2
Property, plant and mine development, net	—	1,971.8	406.2	—	2,378.0
Mineral interests and other intangible assets, net	—	245.2	1,128.3	—	1,373.5
Investments in affiliates	—	717.4	867.7	(858.0)	727.1
Investment in subsidiaries	4,764.3	—	2,265.5	(7,029.8)	—
Deferred stripping costs – long term	—	33.7	—	—	33.7
Long-term stockpiles and ore on leach pads	—	275.5	21.6	—	297.1
Deferred income tax assets	15.1	529.7	343.2	—	888.0
Other long-term assets	130.1	576.1	166.4	(777.2)	95.4
Goodwill	—	93.7	2,943.5	—	3,037.2

Total assets	$5,654.1	$5,440.7	$8,978.0	$(9,917.6)	$10,155.2

Liabilities
Current portion of long-term debt	$—	$56.9	$119.0	$—	$175.9
Accounts payable	129.5	611.9	921.3	(1,513.8)	148.9
Deferred income tax liabilities	—	—	3.8	—	3.8
Derivative instruments	—	0.1	5.0	—	5.1
Employee-related benefits – short-term	—	103.0	40.0	—	143.0
Other accrued liabilities	21.6	294.5	29.6	1.5	347.2

Current liabilities	151.1	1,066.4	1,118.7	(1,512.3)	823.9
Long-term debt	—	984.1	214.0	—	1,198.1
Reclamation and remediation liabilities	—	290.8	127.5	—	418.3
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	8.6	—	8.6
Deferred income tax liabilities	64.0	182.7	530.8	25.4	802.9
Employee related benefits – long-term	—	205.1	—	—	205.1
Other long-term liabilities	296.0	107.8	670.3	(761.7)	312.4

Total liabilities	511.1	2,890.7	2,669.9	(2,248.6)	3,823.1

Minority interest in subsidiaries	—	399.4	329.7	(360.9)	368.2

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	585.4	—	0.1	(0.1)	585.4
Additional paid-in capital	4,355.2	2,070.7	5,462.0	(6,708.2)	5,179.7
Accumulated other comprehensive (loss) income	29.1	(44.3)	22.1	22.2	29.1
Retained (deficit) earnings	173.3	124.2	433.5	(561.3)	169.7

Total stockholders’ equity	5,143.0	2,150.6	5,978.4	(7,308.1)	5,963.9

Total liabilities and stockholders’ equity	$5,654.1	$5,440.7	$8,978.0	$(9,917.6)	$10,155.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	At December 31, 2002
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$165.1	$236.6	$—	$401.7
Marketable securities	—	0.6	12.6	—	13.2
Accounts receivable	14.2	43.1	184.4	(197.2)	44.5
Inventories	—	126.4	42.9	—	169.3
Stockpiles and ore on leach pads	—	308.9	20.1	—	329.0
Prepaid taxes	—	28.3	—	—	28.3
Deferred stripping costs – short term	—	25.1	7.0	—	32.1
Deferred income tax assets	—	4.6	46.9	—	51.5
Other current assets	331.9	163.8	221.0	(673.0)	43.7

Current assets	346.1	865.9	771.5	(870.2)	1,113.3
Property, plant and mine development, net	—	1,916.5	370.5	—	2,287.0
Mineral interests and other intangible assets, net	—	243.6	1,171.7	—	1,415.3
Marketable securities – long-term	—	661.0	3,276.7	(2,731.0)	1,206.7
Investment in subsidiaries	4,516.9	—	—	(4,516.9)	—
Deferred stripping costs – long term	—	18.6	4.7	—	23.3
Long-term stockpiles and ore on leach pads	—	171.1	28.7	—	199.8
Deferred income tax assets	—	481.1	280.3	—	761.4
Other long-term assets	1.0	318.3	31.0	(227.2)	123.1
Goodwill	—	93.7	2,930.9	—	3,024.6

Total assets	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

Liabilities
Current portion of long-term debt	$—	$91.5	$23.8	$—	$115.3
Accounts payable	115.9	81.4	104.9	(196.9)	105.3
Deferred income tax liabilities	—	26.9	1.6	—	28.5
Derivative instruments	—	—	75.0	—	75.0
Employee-related benefits – short-term	—	63.8	37.2	—	101.0
Other accrued liabilities	48.3	422.5	471.0	(673.4)	268.4

Current liabilities	164.2	686.1	713.5	(870.3)	693.5
Long-term debt	—	1,090.1	611.2	—	1,701.3
Reclamation and remediation liabilities	—	168.0	120.5	—	288.5
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	388.7	—	388.7
Deferred income tax liabilities	49.0	155.2	452.2	—	656.4
Employee related benefits – long-term	—	232.8	1.3	—	234.1
Other long-term liabilities	161.0	95.1	335.6	(227.3)	364.4

Total liabilities	374.2	2,481.1	2,623.0	(1,097.6)	4,380.7

Minority interest in subsidiaries	—	379.3	365.1	(389.8)	354.6

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	565.0	—	0.1	(0.1)	565.0
Additional paid-in capital	4,109.0	2,022.2	5,688.7	(6,781.5)	5,038.4
Accumulated other comprehensive (loss) income	(64.0)	(54.3)	(74.7)	129.0	(64.0)
Retained (deficit) earnings	(120.2)	(58.5)	203.1	(144.6)	(120.2)

Total stockholders’ equity	4,489.8	1,909.4	5,877.9	(6,857.9)	5,419.2

Total liabilities and stockholders’ equity	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 30, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$322.5	$184.9	$307.5	$(492.4)	$322.5
Adjustments to reconcile net income to net cash provided by operating activities	(336.9)	236.3	(167.3)	492.4	224.5
Change in working capital	15.8	(50.2)	(78.2)	—	(112.6)

Net cash provided by (used in) operating activities	1.4	371.0	62.0	—	434.4

Investing activities:
Additions to property, plant and mine development	—	(265.4)	(101.0)	—	(366.4)
Proceeds from sale of short-term investments	—	—	232.2	—	232.2
Proceeds from sale of TVX Newmont Americas	—	—	180.0	—	180.0
Investments in affiliates and other	0.6	19.3	(124.8)	—	(104.9)

Net cash provided by (used in) investing activities	0.6	(246.1)	186.4	—	(59.1)

Financing activities:
Net borrowings (repayments)	(13.6)	60.9	(393.4)	—	(346.1)
Dividends paid on common and preferred stock	(43.2)	—	(5.5)	—	(48.7)
Proceeds from stock issuance and other	54.8	—	—	—	54.8

Net cash provided by (used in) financing activities	(2.0)	60.9	(398.9)	—	(340.0)

Effect of exchange rate changes on cash	—	(0.3)	(17.3)	—	(17.6)

Net change in cash and cash equivalents	—	185.5	(167.8)	—	17.7
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	$—	$350.6	$68.8	$—	$419.4

	Nine Months Ended September 30, 2002
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$83.0	$108.1	$118.1	$(226.2)	$83.0
Adjustments to reconcile net income to net cash provided by operating activities	—	244.4	114.8	—	359.2
Change in working capital	—	(1.2)	4.1	—	2.9

Net cash provided by operating activities	83.0	351.3	237.0	(226.2)	445.1

Investing activities:
Additions to property, plant and mine development	—	(149.8)	(88.4)	—	(238.2)
Proceeds from sale of short-term investments	—	—	407.4	—	407.4
Proceeds from sale of marketable securities of Lihir	—	84.0	—	—	84.0
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Net cash effect of acquisitions	(88.1)	—	—	—	(88.1)
Investments in affiliates	(83.0)	—	—	83.0	—
Proceeds from asset sales and other	—	(15.5)	9.3	—	(6.2)

Net cash provided by (used in) investing activities	(171.1)	(81.3)	379.1	83.0	209.7

Financing activities:
Net borrowings (repayments)	56.7	(277.3)	(456.2)	143.2	(533.6)
Dividends paid on common and preferred stock	(33.0)	—	(5.0)	—	(38.0)
Proceeds from stock issuance	64.4	3.6	—	—	68.0
Other	—	(1.0)	1.2	—	0.2

Net cash provided by (used in) financing activities	88.1	(274.7)	(460.0)	143.2	(503.4)

Effect of exchange rate changes on cash	—	(8.3)	(0.4)	—	(8.7)

Net change in cash and cash equivalents	—	(13.0)	155.7	—	142.7
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$136.4	$155.7	$—	$292.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(21) SUBSEQUENT EVENTS

Ntotoroso Acquisition

On August 25, 2003 Newmont and Moydow Mines International Inc. entered an agreement for Newmont to purchase Moydow’s 50% interest in the Ntotoroso property located on the Ahafo belt in Ghana. Total consideration was fixed at 800,000 Newmont common shares, plus a royalty of 2% on all recovered ounces of gold and silver produced from Ntotoroso after the first 1.2 million gold equivalent ounces plus the delivery for cancellation of 1,325,882 common shares of Moydow by Newmont. The shareholders of Moydow approved the transaction on October 15, 2003 and closing is expected in early November. The closing of the transaction will give Newmont 100% ownership of the Ahafo project. The acquisition will be accounted for in accordance with SFAS 141, “Business Combinations.”

Early Redemption of $100 Million Battle Mountain Gold 6% Convertible Subordinated Debentures

On September 22, 2003, Newmont announced that it had initiated the early redemption of $100 million in aggregate principal of Battle Mountain Gold 6% Convertible Subordinated Debentures, due January 4, 2005. The debentures were redeemable at par, with accrued interest payable until the expected redemption date of October 29, 2003. As of October 29, 2003, 100% of principal was redeemed and accrued interest was paid.

AMC

On October 10, 2003, AMC issued 8,036,724 ordinary shares to Fluor Australia Pty Ltd. Newmont did not acquire any additional shares and as a result, Newmont’s interest in AMC was diluted to 26.7%.

Tender Offer for $177 Million of 8 3/8% Senior Debentures due 2005

On October 10, 2003, Newmont announced that its wholly-owned subsidiary, Newmont USA Limited, had initiated a tender offer for any and all of its 8 3/8% Senior Debentures due 2005 totaling $177 million of principal. The offer is scheduled to expire on November 7, 2003 at 5:00pm Eastern Standard Time, unless extended. The purchase price for each $1,000 principal amount of the Senior Debentures will be $1,103.8, plus accrued but unpaid interest up to, but not including, the settlement date. Holders who validly tendered (and did not withdraw) their Senior Debentures before 5:00pm Eastern Standard Time on October 24, 2003 received an early tender fee of $10.00 per $1,000 principal amount payable upon consummation of the offer included in the purchase price. Holders who validly tender after the October 24, 2003 deadline but before the expiration date receive the purchase price, less the $10.00 early tender fee, upon consummation of the offer. As of October 29, 2003, $123.5 million of the $177 million of principal had been tendered.

Sale of Wiluna

On October 16, 2003 NYOL entered into an agreement with a company, whose principals are certain members of Wiluna’s mine management, to sell the Wiluna mine, surrounding tenements and related assets subject to reclamation and closure liabilities. The sale is contingent upon satisfaction of a number of conditions, including certain approvals by the shareholders of a publicly traded company that will be providing funding to the purchaser. NYOL expects to realize proceeds of approximately $2.4 million upon closure of the transaction, expected in December 2003.

Tender Offer for $90 Million of 7.5% Newmont Finance Limited Notes due 2005

On October 23, 2003, Newmont announced that its wholly-owned subsidiary, Newmont Capital Limited, initiated a tender offer for any and all of the 7.5% Guaranteed Notes due 2005 totaling $90 million of principal. The offer is scheduled to expire on November 19, 2003 at 5:00pm Eastern Standard Time, unless extended. The purchase price for each $1,000 principal amount of the Notes will be determined by reference to a fixed spread of 35 basis points over the bid side yield of the 1.125% U.S. Treasury Notes due June 30, 2005, calculated to the maturity of the Notes. Holders who validly tender (and do not withdraw) their Notes before 5:00pm Eastern Standard Time on November 5, 2003 receive an early tender fee of $10.00 per $1,000 principal amount payable upon

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

consummation of the offer included in the purchase price. Holders who validly tender after the November 5, 2003 deadline but before the expiration date receive the purchase price, less the $10.00 early tender fee, upon consummation of the offer. In addition, holders may withdraw their Notes until 5:00pm Eastern Standard Time on November 6, 2003. As of October 29, 2003, none of the $90 million of principal had yet been tendered.

(22) SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred stock dividends for the nine months ended September 30, 2003 were 10.0%. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Newmont guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). The discussion should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis included in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2002. References to “A$” refer to Australian currency, “CDN$” to Canadian currency, and “US$” or “$” to United States currency.

Accounting Changes

Depreciation, depletion and amortization

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to Depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income during the nine months ended September 30, 2002 by $7.7 million, net of tax of $4.1 million and increased net income per share, basic and fully diluted, by $0.02.

Reclamation

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established uniform methodology for accounting for estimated reclamation and abandonment costs. Newmont adopted the statement on January 1, 2003 when the Company recorded the estimated fair value of reclamation liabilities (“asset retirement obligation” or “ARO”) and increased the carrying amount of the related assets (“asset retirement cost” or “ARC”) to be retired in the future. The ARC will be depreciated over the life of the related assets and will be adjusted for changes resulting from revisions to either the timing or amount of the original ARO fair value estimate. The cumulative effect of this change in accounting principle decreased net income during the nine months ended September 30, 2003 by $34.5 million, net of tax of $11.2 million, and decreased net income per share, basic by $0.08 and net income per share, fully diluted, by $0.09 per share.

On a pro forma basis, the liabilities for asset retirement obligations would have been $420.0 million and $422.9 million at January 1, 2002 and December 31, 2002, respectively, if SFAS No. 143 had been applied at the beginning of 2002.

The table below presents the impact of the accounting change for the three- and nine-month periods ended September 30, 2003 and the pro forma effect for the three- and nine-month periods ended September 30, 2002 as if the change had been in effect for that period (unaudited, in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Increase/(decrease) to net income	2003	2002 (pro forma)	2003	2002 (pro forma)
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	$7,260	$2,900	$17,372	$4,805
Base metals	90	—	269	—
Depreciation, depletion, and amortization	(3,418)	(3,307)	(10,251)	(9,921)
Income tax (expense) benefit	(1,376)	142	(2,587)	1,790
Minority interest	(1,687)	411	(3,640)	1,615
Equity loss of affiliate	(38)	(260)	(838)	(801)

Net income (loss) before cumulative effect of a change in accounting principle	$831	$(114)	$325	$(2,512)

Net income (loss) before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00	$0.00	$(0.01)

The table below presents pro forma net income and net income per common share before cumulative effect of a change in accounting principle for the three- and nine-month periods ended September 30, 2002 as if the Company had adopted the SFAS No. 143 as of January 1, 2002 (unaudited, in thousands, except per share data):

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Net income applicable to common shares	Net income per common share, basic and diluted, before cumulative effect of a change in accounting principle	Net income applicable to common shares before cumulative effect of a change in accounting principle	Net income per common share, basic and diluted, before cumulative effect of a change in accounting principle
As reported	$20,760	0.05	$71,513	$0.20
Change in accounting method SFAS No. 143	(114)	—	(2,512)	(0.01)

Pro forma	$20,646	$0.05	$69,001	$0.19

Acquisitions

Normandy Mining Limited and Franco-Nevada Mining Corporation Limited

On February 16, 2002, pursuant to a Canadian Plan of Arrangement, Newmont acquired 100% of Franco-Nevada Mining Corporation Limited (“Franco-Nevada”) in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock, or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to Newmont common shares. A share of special voting stock, which was issued to the transfer agent in trust for the holders of the exchangeable shares, provides a mechanism for holders of the exchangeable shares to receive their voting rights. On February 20, 2002, Newmont obtained control of Normandy Mining Limited (“Normandy”) through a tender offer for all of the ordinary shares in the capital of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received the irrevocable tender from shareholders for more than 50% of the outstanding shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying financial statements from February 16, 2002 forward. On February 26, 2002, when the tender offer for Normandy expired, Newmont controlled more than 96% of Normandy’s outstanding shares. Newmont exercised its rights to acquire the remaining shares of Normandy in April 2002. Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depository receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia.

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

Summary

Newmont recognized net income applicable to common shares of $114.4 million ($0.28 per share) for the three months ended September 30, 2003, compared to net income of $20.8 million ($0.05 per share) for the same period in 2002. The third quarter of 2003 includes, net of tax, $32.8 million ($0.08 per share) Loss on gold commodity derivatives, net, $14.5 million ($0.04 per share) Gain on extinguishment of NYOL bonds, net and $20.9 million ($0.05 per share) Gain on extinguishment of the NYOL derivative liability, net. Newmont recognized net income applicable to common shares of $322.5 million ($0.80 per share, basic) for the nine months ended September 30, 2003, compared to net income of $79.2 million ($0.22 per share, basic) for the same period in 2002. The nine months ended September 30, 2003 included, net of tax, a $78.4 million ($0.19 per share, basic) Gain on extinguishment of NYOL bonds, net; $74.5 million ($0.18 per share, basic) Gain on extinguishment of the NYOL derivatives liability, net; $21.1 million ($0.05 per share, basic) Gain (loss) on gold commodity derivative instruments, net; $54.4 million ($0.14 per share, basic) Gain on investments, net, a $13.0 million ($0.03 per share, basic) Loss on extinguishment of debt; and an Equity loss and impairment of Australian Magnesium Corporation of $120.1 million ($0.30 per share, basic). Total equity gold sales ounces (ounces attributable to Newmont’s ownership or economic interest), total cash costs and average realized gold prices per ounce were as follows (unaudited):

	Thee Months Ended September 30,		Nine Months Ended September 30,,
	2003	2002	2003	2002
Equity gold sales ounces (000)	2,064	2,088	5,669	5,416
Total cash costs per ounce	$201	$189	$205	$193
Average price realized per ounce	$366	$315	$357	$308

See reconciliation of total cash costs per ounce to Costs applicable to sales—gold starting on page 50.

Results of Operations

Gold Sales and Total Cash Costs

	Equity Ounces		Total Cash Costs
	Three Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands, except total cash costs per ounce)
North America:
Nevada	696.9	722.0	$240	$225
Golden Giant, Canada	42.8	60.4	238	217
Holloway, Canada	17.4	20.0	297	161
Mesquite, California	12.6	16.3	196	214
La Herradura, Mexico	16.5	17.7	181	169

Total/Weighted Average	786.2	836.4	239	222

South America:
Yanacocha, Peru	451.2	329.6	113	119
Kori Kollo, Bolivia	43.8	64.9	199	152

Total/Weighted Average	495.0	394.5	121	124

Australia:
Pajingo	90.9	77.2	128	98
Yandal	151.8	170.1	269	231
Tanami	153.1	133.4	241	206
Kalgoorlie	116.0	94.6	266	224

Total/Weighted Average	511.8	475.3	235	201

Other Operations:
Minahasa, Indonesia	23.1	28.3	182	259
Zarafshan-Newmont, Uzbekistan	50.2	70.3	153	122
Martha, New Zealand	26.2	27.7	217	138
Ovacik, Turkey	51.5	36.6	128	123

Total/Weighted Average	151.0	162.9	160	149

Equity Investments and other:
Batu Hijau, Indonesia	116.5	96.9	N/A	N/A
Echo Bay	—	66.4	N/A	N/A
TVX Newmont Americas	—	54.4	N/A	N/A
Golden Grove	3.6	1.2	N/A	N/A

Newmont Total/Weighted Average	2,064.1	2,088.0	$201	$189

	Equity Ounces		Total Cash Costs
	Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands, except total cash costs per ounce)
North America:
Nevada	1,865.1	1,927.1	$239	$235
Golden Giant, Canada	161.8	201.2	246	196
Holloway, Canada	50.1	71.0	300	192
Mesquite, California	42.8	44.2	172	180
La Herradura, Mexico	50.9	48.5	171	177

Total/Weighted Average	2,170.7	2,292.0	238	228

South America:
Yanacocha, Peru	1,130.0	823.1	118	131
Kori Kollo, Bolivia	144.5	191.9	186	154

Total/Weighted Average	1,274.5	1,015.0	125	135

Australia:
Pajingo	258.7	208.6	125	91
Yandal	433.0	423.8	283	220
Tanami	449.3	318.1	239	202
Kalgoorlie	309.2	221.1	263	220

Total/Weighted Average	1,450.2	1,171.6	237	192

Other Operations:
Minahasa, Indonesia	81.2	114.1	231	206
Zarafshan-Newmont, Uzbekistan	171.9	194.0	148	135
Martha, New Zealand	73.5	74.3	225	132
Ovacik, Turkey	137.7	84.6	126	128

Total/Weighted Average	464.3	467.0	168	151

Equity Investments and other:
Batu Hijau, Indonesia	262.7	200.2	N/A	N/A
Echo Bay	21.2	129.3	N/A	N/A
TVX Newmont Americas	14.5	130.6	N/A	N/A
Golden Grove	10.4	10.3	N/A	N/A

Newmont Total/Weighted Average	5,668.5	5,416.0	$205	$193

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

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Mesquite		La Herradura		Golden Giant
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$172.2	$184.7	$2.6	$3.5	$3.1	$3.0	$10.6	$13.6
Minority interest	—	—	—	—	—	—		—
Reclamation/accretion expense	(1.7)	(1.5)	(0.1)	—	(0.1)	—	(0.4)	(0.4)
Non-cash inventory adjustment	—	0.1	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	(1.9)	(20.4)	—	—	—	—	—	(0.2)
Other	(7.8)	(0.3)	—	—	—	—	—	—

Total cash cost for per ounce calculation	$160.8	$162.6	$2.5	$3.5	$3.0	$3.0	$10.2	$13.0
Equity ounces sold (000)	696.9	722.0	12.6	16.3	16.5	17.7	42.8	60.4
Equity cash cost per ounce sold	$240	$225	$196	$214	$181	$169	$238	$217

	Holloway		Total North America		Yanacocha		Kori Kollo
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$5.3	$3.4	$193.8	$208.2	$105.3	$82.4	$10.8	$11.6
Minority interest	—	—	—	—	(53.3)	(41.1)	(1.3)	(1.4)
Reclamation/accretion expense	(0.1)	(0.1)	(2.4)	(2.0)	(0.8)	(1.4)	(0.7)	(0.3)
Non-cash inventory adjustment	—	—	—	0.1	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(1.9)	(20.6)	—	—	—	—
Other	—	—	(7.8)	(0.3)	—	(0.7)	—	—

Total cash cost for per ounce calculation	$5.2	$3.3	$181.7	$185.4	$51.2	$39.2	$8.8	$9.9
Equity ounces sold (000)	17.4	20.0	786.2	836.4	451.2	329.6	43.8	64.9
Equity cash cost per ounce sold	$297	$161	$239	$222	$113	$119	$199	$152

	Total South America		Pajingo		Yandal		Tanami
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$116.1	$94.0	$11.7	$7.8	$41.7	$40.8	$37.2	$32.9
Minority interest	(54.6)	(42.5)	—	—	—	—	0.1	(4.6)
Reclamation/accretion expense	(1.5)	(1.7)	—	(0.2)	(0.5)	(0.9)	(0.3)	(0.6)
Non-cash inventory adjustment	—	—	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(0.3)	(0.6)	—	—
Other	—	(0.7)	—	(0.1)	—	—	—	(0.5)

Total cash cost for per ounce calculation	$60.0	$49.1	$11.7	$7.5	$40.9	$39.3	$37.0	$27.2
Equity ounces sold (000)	495.0	394.5	90.9	77.2	151.8	170.1	153.1	133.4
Equity cash cost per ounce sold	$121	$124	$128	$98	$269	$231	$241	$206

	Kalgoorlie		Total Australia		Minahasa		Martha
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$31.3	$21.6	$121.9	$103.1	$4.6	$8.8	$5.8	$4.0
Minority interest	—	—	0.1	(4.6)	—	—	0.1	—
Reclamation/accretion expense	(0.3)	(0.4)	(1.1)	(2.1)	(0.1)	(0.8)	(0.1)	(0.1)
Non-cash inventory adjustment	—	(0.1)	—	(0.1)	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(0.3)	(0.6)	—	(0.3)	—	—
Other	—	—	—	(0.6)	(0.3)	(0.4)	—	—

Total cash cost for per ounce calculation	$31.0	$21.1	$120.6	$95.1	$4.2	$7.3	$5.8	$3.9
Equity ounces sold (000)	116.0	94.6	511.8	475.3	23.1	28.3	26.2	27.7
Equity cash cost per ounce sold	$266	$224	$235	$201	$182	$259	$217	$138

	Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$6.7	$4.7	$7.7	$8.4	$24.8	$25.9	$456.6	$431.2
Minority interest	—	—	—	—	0.1	—	(54.4)	(47.1)
Reclamation/accretion expense	—	(0.1)	—	0.2	(0.3)	(0.8)	(5.3)	(6.6)
Non-cash inventory adjustment	—	—	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	—	(0.3)	(2.2)	(21.5)
Other	—	(0.1)	—	—	(0.3)	(0.5)	(8.1)	(2.1)

Total cash cost for per ounce calculation	$6.7	$4.5	$7.7	$8.6	$24.3	$24.3	$386.6	$353.9
Equity ounces sold (000)	51.5	36.6	50.2	70.3	151.0	162.9	1,944.0	1,869.1
Equity cash cost per ounce sold	$128	$123	$153	$122	$160	$149	$201	$189

	Golden Grove		Kasese		Other Non-Gold		Consolidated
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$4.8	$8.8	$—	$1.7	$1.5	$0.7	$462.9	$442.4
Minority interest	—	—	—	—	—	—	(54.4)	(47.1)
Reclamation/accretion expense	—	—	—	—	—	—	(5.3)	(6.6)
Non-cash inventory adjustment	—	—	—	—	—	—	—	—
Write-downs of inventories, stock piles and ore on leach pads	(0.3)	(0.2)	—	—	—	—	(2.5)	(21.7)
Other	(4.5)	(8.6)	—	(1.7)	(1.5)	(0.7)	(14.1)	(13.1)

Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$386.6	$353.9
Equity ounces sold (000)	—	—	—	—	—	—	1,944.0	1,869.1
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$201	$189

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Mesquite		La Herradura		Golden Giant
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$456.1	$494.2	$7.6	$8.0	$8.8	$8.7	$41.0	$40.9
Minority interest	—	—	—	—	—	—		—
Reclamation/accretion expense	(4.8)	(4.4)	(0.2)	—	(0.1)	(0.1)	(1.2)	(1.2)
Non-cash inventory adjustment	—	(1.4)	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	(2.9)	(35.7)	—	—	—	—	—	(0.2)
Other	(11.0)	(0.3)	—	—	—	—	—	—

Total cash cost for per ounce calculation	$437.4	$452.4	$7.4	$8.0	$8.7	$8.6	$39.8	$39.5
Equity ounces sold (000)	1,865.1	1,927.1	42.8	44.2	50.9	48.5	161.8	201.2
Equity cash cost per ounce sold	$239	$235	$172	$180	$171	$177	$246	$196

	Holloway		Total North America		Yanacocha		Kori Kollo
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$15.4	$14.1	$528.9	$565.9	$274.3	$221.1	$32.6	$34.4
Minority interest	—	—	—	—	(138.7)	(110.7)	(3.9)	(4.1)
Reclamation/accretion expense	(0.4)	(0.4)	(6.7)	(6.1)	(2.5)	(2.0)	(1.8)	(0.8)
Non-cash inventory adjustment	—	—	—	(1.4)	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(2.9)	(35.9)	—	—	—	—
Other	—	—	(11.0)	(0.3)	—	(0.7)	—	—

Total cash cost for per ounce calculation	$15.0	$13.7	$508.3	$522.2	$133.1	$107.7	$26.9	$29.5
Equity ounces sold (000)	50.1	71.0	2,170.7	2,292.0	1,130.0	823.1	144.5	191.9
Equity cash cost per ounce sold	$300	$192	$238	$228	$118	$131	$186	$154

	Total South America		Pajingo		Yandal		Tanami
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$306.9	$255.5	$32.5	$20.6	$126.8	$96.8	$114.6	$78.0
Minority interest	(142.6)	(114.8)	—	—	—	—	(4.2)	(11.0)
Reclamation/accretion expense	(4.3)	(2.8)	(0.1)	(0.6)	(1.6)	(2.3)	(0.8)	(1.3)
Non-cash inventory adjustment	—	—	—	(0.8)	—	(0.3)	—	(1.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(2.7)	(1.0)	(2.0)	—
Other	—	(0.7)	—	(0.3)	—	(0.1)	—	(0.8)

Total cash cost for per ounce calculation	$160.0	$137.2	$32.4	$18.9	$122.5	$93.1	$107.6	$63.8
Equity ounces sold (000)	1,274.5	1,015.0	258.7	208.6	433.0	423.8	449.3	318.1
Equity cash cost per ounce sold	$125	$135	$125	$91	$283	$220	$239	$202

	Kalgoorlie		Total Australia		Minahasa		Martha
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$83.4	$52.0	$357.3	$247.4	$21.7	$26.1	$19.7	$10.8
Minority interest	—	—	(4.2)	(11.0)	—	—	(0.3)	—
Reclamation/accretion expense	(1.1)	(1.1)	(3.6)	(5.3)	(0.4)	(0.8)	(0.3)	(0.3)
Non-cash inventory adjustment	—	(2.2)	—	(4.4)	—	—	—	(0.5)
Write-downs of inventories, stockpiles and ore on leach pads	(1.0)	—	(5.7)	(1.0)	(1.3)	(0.3)	(2.6)	—
Other	—	—	—	(1.2)	(1.3)	(1.5)	—	(0.1)

Total cash cost for per ounce calculation	$81.3	$48.7	$343.8	$224.5	$18.7	$23.5	$16.5	$9.9
Equity ounces sold (000)	309.2	221.1	1,450.2	1,171.6	81.2	114.1	73.5	74.3
Equity cash cost per ounce sold	$263	$220	$237	$192	$230	$206	$225	$132

	Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$17.6	$11.9	$25.7	$25.8	$84.7	$74.6	$1,277.8	$1,143.4
Minority interest	—	—	—	—	(0.3)	—	(147.1)	(125.8)
Reclamation/accretion expense	(0.2)	(0.3)	(0.2)	0.4	(1.1)	(1.0)	(15.7)	(15.2)
Non-cash inventory adjustment	—	(0.6)	—	—	—	(1.1)	—	(6.9)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(3.9)	(0.3)	(12.5)	(37.2)
Other	—	(0.2)	—	—	(1.3)	(1.8)	(12.3)	(4.0)

Total cash cost for per ounce calculation	$17.4	$10.8	$25.5	$26.2	$78.1	$70.4	$1,090.2	$954.3
Equity ounces sold (000)	137.7	84.6	171.9	194.0	464.3	467.0	5,359.7	4,945.6
Equity cash cost per ounce sold	$126	$128	$148	$135	$168	$151	$205	$193

	Golden Grove		Kasese		Other Non-Gold		Consolidated
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$29.7	$21.8	$—	$7.8	$3.4	$0.8	$1,310.9	$1,173.8
Minority interest	—	—	—	—	—	—	(147.1)	(125.8)
Reclamation/accretion expense	—	—	—	—	—	—	(15.7)	(15.2)
Non-cash inventory adjustment	—	—	—	—	—	—	—	(6.9)
Write-downs of inventories, stockpiles and ore on leach pads	(7.1)	(0.4)	—	—	—	—	(19.6)	(37.6)
Other	(22.6)	(21.4)	—	(7.8)	(3.4)	(0.8)	(38.3)	(34.0)

Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$1,090.2	$954.3
Equity ounces sold (000)	—	—	—	—	—	—	5,359.7	4,945.6
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$205	$193

North American Operations

Gold sales at the Nevada Operations in the third quarter of 2003 were 696,900 ounces at total cash costs of $240 per ounce, compared to 722,000 ounces in the third quarter of 2002 at total cash costs of $225 per ounce. Gold sales during the nine months ended September 30, 2003 were 1,865,100 ounces at total cash costs of $239 per ounce, compared to 1,927,100 ounces at total cash costs of $235 per ounce during the same period in 2002. The 25,100 ounce decline in gold sales in the third quarter of 2003, compared to the third quarter of 2002, is primarily attributable to lower-than-planned production from the Deep Post underground mine. Open-pit mine production increased by 21% in the third quarter of 2003, compared to the third quarter of 2002, primarily due to the commencement of production from Section 30 at Twin Creeks and the Gold Quarry expansion at Carlin. Oxide mill production, however, was down 33% in the third quarter of 2003, compared to the third quarter of 2002, primarily from a 21% decline in oxide mill throughput from declining availability of feed ore and a 12% decline in oxide ore grade. Total cash costs per ounce increased $15 in the third quarter of 2003, compared to the third quarter of 2002, primarily from the decrease in ounces sold and from higher labor, power and diesel costs and from increased contracted services due to increased production at the Chukar underground mine where contract mining is utilized. The 62,000 ounce decline in gold sales during the first three quarters of 2003, compared to the first three quarters of 2002, is primarily attributable to a 38% decline in oxide mill production and a 14% decline in leach production, partially offset by a 10% increase in refractory mill production. Open pit mine production increased 30% during the first three quarters of 2003, compared to the same period in 2002, primarily due to the Gold Quarry expansion at Carlin and commencement of production in Section 30 at Twin Creeks. This positive variance was offset, however, by a 52% decline in oxide mill throughput due primarily to the temporary shutdown of Mill 5 at Carlin between January and June of 2003, partially offset by a 20% improvement in oxide ore grade. Leach production declined during the first three quarters of 2003, compared to the same period in 2002, due to timing of material placement on the pads and an 8% decline in ore grade. The increase in total cash costs per ounce of $4 during the first three quarters of 2003, compared to the first three quarters of 2002, was due to the same factors that affected the increase in the third quarter of 2003. Nevada’s silver by-product credits totaled $3.5 million and $5.9 for the three months ended September 30, 2003 and 2002, respectively, and $10.4 million and $7.7 million for the first three quarters of 2003 and 2002, respectively.

Hourly waged employees at Newmont’s Carlin, Nevada operations are represented by the Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO. On September 30, 2002, the Carlin labor agreement expired. During the last year, Newmont has been actively negotiating with the union and has undergone federal mediation in attempts to reach an acceptable contract. On July 23, 2003, with approximately 30% of the represented employees voting, the union rejected Newmont’s proposed contract which would have provided represented employees with more than $17 million in increased compensation and benefits over the three-year life of the proposed agreement. Future meetings between Newmont and the union bargaining teams are scheduled for early in the fourth quarter. Newmont’s Carlin Trend mines continue normal operations, as they have since contract negotiations began in September 2002. Furthermore, Newmont has developed contingency plans in case of a work stoppage or strike. Newmont cannot predict when or if it will reach an agreement with the union. If no such agreement is reached or if the negotiations take an excessive amount of time, there may be a heightened risk of a prolonged work stoppage.

Golden Giant reported gold sales of 42,800 ounces during the third quarter of 2003 at total cash costs of $238 per ounce, compared to 60,400 ounces at total cash costs of $217 per ounce during the same period in 2002. For the first three quarters of 2003, Golden Giant sold 161,800 ounces at total cash costs of $246 per ounce, compared to 201,200 ounces at total cash costs of $196 per ounce during the first three quarters of 2002. Third quarter 2003 gold sales declined by 17,600 ounces primarily from a 41% decline in tons milled from less flexibility in stope sequencing in the mine caused by limited fronts, partially offset by a 54% increase in mill feed ore grade. Gold sales declined by 39,400 ounces during the first three quarters of 2003 compared to the same period in 2002 primarily due to a 29% decrease in mill throughput and less flexibility in stope sequencing in the mine caused by limited fronts, partially offset by a 27% increase in mill feed ore grade. The increase in total cash costs per ounce for the third quarter and first three quarters of 2003, compared with the same periods in 2002, resulted primarily from appreciation in the Canadian dollar (see Foreign Currency Exchange Rates below) that had the effect of inflating local-currency denominated costs, combined with the declines in gold ounces sold.

Gold sales from the 84.65%-owned Holloway underground mine in Canada declined to 17,400 equity ounces in the third quarter of 2003, compared to 20,000 equity ounces in the second quarter of 2002, and total cash costs increased to $297 per equity ounce in 2003 compared to $161 per equity ounce in 2002. Gold sales were 50,100 equity ounces in the first three quarters of 2003, compared to 71,000 equity ounces in the first three quarters of 2002, and total cash costs increased to $300 per equity ounce in 2003 compared to $192 per equity ounce in 2002. Higher total cash costs in the third quarter and first three quarters of 2003 resulted from declining production attributable to approximately 18% and 23% declines in mill ore grade in each period, respectively, due to stope sequencing and to a strengthening Canadian dollar (see Foreign Currency Exchange Rates below).

Gold sales at the Mesquite heap leach mine in southern California were 12,600 ounces at total cash costs of $196 per ounce in the third quarter of 2003, compared to 16,300 ounces at total cash costs of $214 per ounce in the same period of 2002. The decrease in the current quarter’s gold sales in comparison to the prior year’s quarter reflects higher sales in the third quarter of 2002 due to releaching a portion of the leach pad that had not previously been saturated with solution. Gold sales were 42,800 ounces at total cash costs of $172 per ounce in the first three quarters of 2003, compared to 44,200 ounces at total cash costs of $180 per ounce in the same period of 2002. The decrease in ounces sold in the first three quarters of 2003 primarily reflects the impact of diminishing returns from releaching activities. Mining activities ceased in the second quarter of 2001 with the depletion of the ore body, and final gold production from ore on the leach pads is expected in 2004. Newmont has entered into an agreement to sell Mesquite (see Investing Activities). The transaction is expected to close in November 2003. Newmont will continue to record gold sales up to the close of the transaction.

La Herradura, a 44%-owned joint venture in Mexico not operated by the company, sold 16,500 equity ounces in the third quarter of 2003 at total cash costs of $181 per equity ounce compared to 17,700 equity ounces at total cash costs of $169 per equity ounce in the third quarter of 2002. Gold sales were 50,900 equity ounces during the nine months ended September 30, 2003 at total cash costs of $171 per equity ounce compared to 48,500 ounces at total cash costs of $177 per equity ounce during the nine months ended September 30, 2002. Gold sales declined by 1,200 ounces in the third quarter of 2003 due to slower leach recoveries as compared to the same period in 2002. Gold sales for the first three quarters of 2003 increased over the same period in 2002 from capital investment that led to increased mining rates and ore placement on the leach pads. Total cash costs per ounce in the third quarter of 2003 increased over the same period in 2002 primarily from a decline in ounces sold, while total cash costs for the first three quarters of 2003 decreased compared to 2002 primarily due to the increase in gold ounces sold.

South American Operations

Sales at the 51.35%-owned Minera Yanacocha S.R.L. (“Yanacocha”) in Peru increased 37% in the third quarter of 2003 to 451,200 equity ounces from 329,600 equity ounces in the third quarter of 2002. Total cash costs per equity ounce decreased to $113 in the third quarter of 2003 from $119 in the third quarter of 2002. For the first three quarters of 2003, equity gold sales were 1,130,000 ounces at total cash costs of $118 per equity ounce, compared to 823,100 ounces at total cash costs of $131 per equity ounce during the first three quarters of 2002. The third quarter 2003 increase in production in comparison to the prior year’s quarter is primarily attributable to an 18% increase in ore grade, primarily from the higher-grade La Quinua pit which represented a higher portion of total production, partially offset by a 4% decrease in ore placed on the leach pads. The increase in sales during the first three quarters of 2003 compared to 2002 is primarily attributable to a 23% increase in ore grade and a 4% increase in ore placed on the leach pads; both variances are primarily related to the increased importance of the higher-grade La Quinua pit. By-product credits for the three months ended September 30, 2003 and 2002 were $4.4 million and $2.4 million, respectively, and $11.2 million and $6.0 million for the first three quarters of 2003 and 2002, respectively. Total cash costs per equity ounce in the third quarter of 2003 declined in comparison with the same period in 2002 because of the increase in gold ounces sold and the higher by-product credits, partially offset by higher workers’ participation bonuses and royalties due to higher gold prices and production. Total cash costs per equity ounce for the first three quarters of 2003 decreased compared to the same period in 2002 primarily due to the same factors as described for the third quarter of 2003.

At the 88%-owned Kori Kollo open-pit mine in Bolivia, gold sales totaled 43,800 equity ounces in the third quarter of 2003 at total cash costs of $199 per equity ounce, compared to 64,900 equity ounces in the second quarter of 2002 at total cash costs of $152 per equity ounce. Gold sales and total cash costs were 144,500 equity ounces and $186 per equity ounce, respectively, in the first three quarters of 2003, compared to 191,900 equity ounces at $154 per equity ounce in the first three quarters of 2002. Lower mill feed grades (29%) and 38% less ore placed on the leach pads were the primary factors contributing to lower production during the third quarter of 2003 compared to the same period of 2002. Similar factors led to the decline in production for the first three quarters of 2003, including a 26% decline in mill feed grade and a 21% decline in ore placed on the leach pads. Mill feed grade declined in 2003 as a result of processing rehandled material. Total cash costs per equity ounce increased by $47 during the third quarter of 2003 and by $32 during the first three quarters of 2003, compared to the comparable periods of 2002, primarily due to the reduction in equity gold ounces sold in 2003. By-product credits for the three months ended September 30, 2003 and 2002 were $1.0 million and $0.6 million, respectively, and $2.6 million and $1.8 million for the first three quarters of 2003 and 2002, respectively.

Australian Operations

Information related to Australian operations for the first three quarters of 2002 reflects activity from February 16, 2002 (as the Normandy acquisition was effective February 15, 2002) through September 30, 2002, with the exception of Pajingo, which was 50% owned by Newmont prior to the acquisition of Normandy. In general, total cash costs per ounce at Australian operations increased in 2003 due to a strengthening Australian dollar, higher fuel costs and higher shared service and administrative costs.

At the Pajingo mine in North Queensland, gold sales for the third quarter of 2003 were 90,900 ounces at total cash costs of $128 per ounce, compared to 77,200 equity ounces and total cash costs of $98 per equity ounce in the third quarter of 2002. Gold sales were 258,700 ounces for the first three quarters of 2003 at total cash costs of $125 per ounce, compared to sales and total cash costs of 208,600 ounces and $91 per ounce, respectively for the first three quarters of 2002. Production in 2003 reflects 100% ownership of Pajingo for the entire first quarter, whereas Newmont owned only 50% of Pajingo for half of the first quarter in 2002 prior to the Normandy acquisition. Gold sales increased in the third quarter of 2003 by 13,700 ounces compared to the same period in 2002 primarily due to a 27% increase in mill ore grade and a 4% increase in mill throughput. Gold sales for the first three quarters of 2003 increased by 50,100 ounces primarily due to a 16% increase in ore grade and an 11% increase in mill throughput. Total cash costs per ounce at Pajingo increased by $30 during the third quarter of 2003 compared to the same period in 2002. In addition to the effects of appreciation of the Australian dollar, the operation incurred higher mining costs due to increased development activity, along with increased overhead charges. Total cash costs per ounce for the first three quarters of 2003 increased by $34 due primarily to the same factors as described for the increase in the third quarter of 2003. In addition, production and cash costs at Pajingo were adversely affected in the first quarter of 2003 by a shortfall of high-grade ore due to a delay in the development schedule of the Jandam and Vera South Deeps areas, resulting in supplemental production from lower-grade ore stockpiles.

At the Yandal operations, which consist of the Bronzewing, Jundee and Wiluna mines in Western Australia, gold sales for the third quarter of 2003 totaled 151,800 ounces at a total cash cost of $269 per ounce, compared to 170,100 ounces at total cash costs of $231 per ounce in third quarter of 2002. Sales for the nine months ended September 30, 2003 were 433,000 ounces at total cash costs were $283 per ounce, compared to sales of 423,800 ounces at total cash costs of $220 per ounce for the same period in 2002. The decrease in gold ounces sold in the third quarter of 2003 of 18,300 ounces compared to the third quarter of 2002 resulted primarily from a 21% decrease in mill ore grade at the Bronzewing mine and the closure of underground operations at the higher grade Lotus ore body at Bronzewing. The increase in gold ounces sold of 9,200 ounces during the first three quarters of 2003 compared to the same period in 2002 resulted primarily from a 17% increase in mill throughput from a full nine months of production in 2003, partially offset by a 14% decrease in mill ore grade driven by lower grades at all three sites. The increase in total cash costs per ounce of $38 per ounce during the third quarter of 2003 compared to the same period in 2002 is primarily due to the appreciation in the Australian dollar and lower mill throughput. Total cash costs per ounce increased $63 per ounce for the first three quarters of 2003 compared to the same period in 2003 primarily due higher operating costs related to increased underground activities at Jundee and Wiluna and the appreciation in the Australian dollar.

The Tanami operations in the Northern Territory sold 153,100 equity gold ounces at total cash costs of $241 per equity ounce during the third quarter of 2003, compared to 133,400 equity ounces at total cash costs of $206 per equity ounce in the third quarter of 2002. Gold sales were 449,300 equity ounces for the first three quarters of 2003 at total cash costs of $239 per ounce, compared to 318,100 equity ounces at total cash costs of $202 per ounce during the first three quarters of 2002. During the third quarter of 2003, gold sales increased by 19,700 ounces compared to the third quarter of 2002 primarily due to an increase in ownership resulting from the second quarter Newmont NFM Limited Scheme of Arrangement (see Other Investing Activities), partially offset by a 12% decrease in mill ore grade. For the first three quarters of 2003, gold sales increased by 131,200 ounces compared to the same period in

2002 due to the increase in ownership and a 27% increase in mill throughput, partially offset by a moderately lower (2%) mill ore grade. Total cash costs per equity ounce increased by $35 in the third quarter of 2003 primarily due to the appreciation of the Australian dollar, higher royalties from higher gold prices and increases in milling costs and overhead charges. Total cash costs per ounce for the first three quarters of 2003 increased by $37 compared to the same period in 2002 primarily from the appreciation of the Australian dollar, higher overhead charges and a decrease of 5% in tons mined.

For the third quarter of 2003, equity gold sales at the 50%-owned Kalgoorlie operations in Western Australia totaled 116,000 ounces at total cash costs of $266 per equity ounce. Equity gold sales for the third quarter of 2002 were 94,600 ounces at total cash costs of $224 per equity ounce. For the first three quarters of 2003, equity gold sales were 309,200 ounces at total cash costs of $263 per equity ounce, compared to equity sales of 221,100 at total cash costs of $220 per equity ounce for the same period in 2002. Third quarter 2003 gold sales increased by 21,400 ounces compared to the same period in 2002 primarily due to a 17% increase in mill ore grade. Gold sales for the first three quarters of 2003 increased by 88,100 ounces primarily due to a 20% increase in mill throughput and a 19% increase in mill ore grade, as well as having a full nine months of production compared to a partial period in 2002. Total cash costs per equity ounce were $42 higher in the third quarter of 2003 compared to the same period in 2002 primarily due to the appreciation of the Australian dollar, higher overhead charges, and higher milling costs, partially offset by higher gold ounces sold. For the first three quarters of 2003, total cash costs per ounce increased by $43 primarily due to the appreciation of the Australian dollar, higher open pit waste charges and the increase in mining activity at the Mt. Charlotte underground mine, partially offset by increased gold ounces sold.

Other Mining Operations

Gold Operations

Information related to Martha, Ovacik, Golden Grove and TVX Newmont Americas for the first three quarters of 2002 reflects activity from February 16, 2002 (as the Normandy acquisition was effective February 15, 2002) through September 30, 2002. Information related to Echo Bay in 2002 only reflects activity from April 3, 2002 (the date Newmont’s investment was converted from capital debt securities to common shares of Echo Bay) through September 30, 2002. Information related to TVX Newmont Americas and Echo Bay for 2003 reflects only activity from January 1, 2003, to January 31, 2003 when the investments were sold and exchanged, respectively, as part of the Kinross transaction (See Other Investing Activities).

At the Minahasa mine in Indonesia, Newmont has an 80% interest but receives a greater percent of the gold production until recouping the bulk of its investment including interest. For the third quarter of 2003, sales decreased to 23,100 equity ounces at a total cash cost of $182 per equity ounce from 28,300 equity ounces at a total cash cost of $259 per equity ounce in the third quarter of 2002. Sales for the first three quarters of 2003 decreased to 81,200 equity ounces at total cash costs of $231 per equity ounce from 114,100 equity ounces at total cash costs of $206 per equity ounce during the same period of 2002. Gold sales declined by 5,200 ounces in the third quarter of 2003 compared to the same period in 2002 primarily due to a 25% decrease in mill ore grade. The decrease of 32,900 ounces during the first three quarters of 2003 compared to the same period in 2002 resulted primarily from a 28% decrease in mill ore grade, partially offset by a 4% increase in mill throughput. Total cash costs per ounce for the first three quarters of 2003 increased by $25 per ounce primarily due higher consumables, higher diesel fuel prices and higher contracted services offset by lower administrative expenses. Mining activities ceased late in 2001; however, it is expected that processing of the remaining stockpiles will continue until April 2004.

The Zarafshan-Newmont Joint Venture (“Zarafshan”) in the Central Asian Republic of Uzbekistan, in which Newmont has a 50% interest, sold 50,200 equity ounces in the third quarter of 2003 at total cash costs of $153 per equity ounce. In the third quarter of 2002, Zarafshan sold 70,300 equity ounces at total cash costs of $122 per equity ounce. Equity gold sales were 171,900 equity ounces at total cash costs of $148 per equity ounce during the first three quarters of 2003, compared to equity sales of 194,000 ounces at total cash costs of $135 per equity ounce during the first three quarters of 2002. The decline in gold sales of 20,100 ounces in the third quarter of 2003 compared to the third quarter of 2002 resulted primarily from a 24% decline in ore grade. For the first three quarters of 2003, gold sales decreased 22,100 ounces compared with the same period of 2002 as a 17% decline in ore grade was largely offset by a 3% increase in ore placed on the leach pads. The lower ore grade is expected to continue during 2003. The $31 and $13 per equity ounce increases in total cash costs in the third quarter and the first three quarters of 2003, respectively, compared to the same periods in 2002 is primarily a result of the decrease in gold ounces sold.

Equity gold sales at Martha, located in New Zealand, were 26,200 equity ounces at total cash costs per equity ounce of $217 during the third quarter of 2003 compared to 27,700 equity ounces at total cash costs of $138 per equity ounce during the third quarter of 2002. Equity gold sales during the first three quarters of 2003 were 73,500 ounces at total cash costs of $225 per equity ounce, compared to equity sales for the same period of 2002 of 74,300 ounces at total cash costs of $132 per equity ounce. The reduction in gold sales during the third quarter of 2003 compared to the third quarter of 2002 of 1,500 equity ounces resulted primarily from a 27% decline in ore grade, partially offset by an 11% increase in tons milled. Gold sales for the first three quarters of 2003 decreased by only 800 equity ounces compared to the same period in 2002, despite the fact that the period in 2002 included only seven and one-half months of production. This is attributable to a 21% decline in ore grade, partially offset by a 21% increase in mill throughput. The increase in total cash costs per equity ounce of $79 in the third quarter of 2003 compared to the same period in 2002 resulted primarily from appreciation of the New Zealand dollar (see Foreign Currency Exchange Rates), increased milling costs from higher electricity rates, higher consumption of grinding media, an earlier than planned SAG mill liner replacement and higher cyanide and lime consumption. Total cash costs for the first three quarters of 2003 increased by $93 per equity ounce compared to the same period in 2002 primarily for the same reasons. By-product credits for the three months ended September 30, 2003 and 2002 were $1.5 million and $0.9 million, respectively, and $3.2 million and $2.1 million for the first three quarters of 2003 and 2002, respectively.

At the Ovacik mine in Turkey, gold sales for the third quarter of 2003 were 51,500 ounces at total cash costs per ounce of $128 compared to 36,600 ounces at total cash costs of $123 per ounce in 2002. Gold sales for the first three quarters of 2003 were 137,700 ounces at total cash costs of $126 per ounce compared to 84,600 ounces at total cash costs of $128 per ounce during the first three quarters of 2002. The increase in gold sales of 14,900 ounces in the third quarter of 2003 compared to the third quarter of 2002 was primarily attributable to a 45% increase in mill throughput resulting from a revised mine plan that incorporates an open pit extension and increased mill efficiencies. For the first three quarters of 2003, Ovacik increased gold sales by 53,100 ounces primarily from an 80% increase in mill throughput due to the same factors. Total cash costs per ounce increased by $5 per equity ounce in the third quarter of 2003 compared to the same period in 2002 as the positive impact of increased gold sales was offset by higher processing costs associated with increased throughput.

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

The TVX Newmont Americas joint venture was 49.9%-owned by Newmont and 50.1%-owned by TVX Gold Inc. and was treated as an equity investment for reporting purposes from February 16, 2002 through January 31, 2003. The principal assets of TVX Newmont Americas are interests in operating gold mines in South America (Paracatu, Crixas and La Coipa) and Canada (Musselwhite and New Britannia). On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas to TVX Gold Inc. for $180 million as described above.

Base Metal Operations

At the Batu Hijau mine in Indonesia, copper sales totaled 103.2 million equity pounds (pounds attributable to Newmont’s economic interest) in the third quarter of 2003 compared to 114.5 million equity pounds in the third quarter of 2002. Net cash costs were $0.10 and $0.24 per equity pound, after gold and silver by-product credits, in the third quarters of 2003 and 2002, respectively. For the first three quarters of 2003 and 2002, copper sales and cash costs were 264.3 million and 271.4 million equity pounds and $0.19 and $0.31 per pound, respectively, after gold and silver by-product credits.

Newmont holds an indirect 45% equity interest in the mine, but is attributed 56.25% of production until recouping the bulk of its investment, including interest. Equity copper sales declined by 11.3 million pounds in the third quarter of 2003 compared to the third quarter of 2002 primarily reflecting a 4% decrease in ore grade and by a 14% reduction in dry tons processed. Equity copper sales for the first three quarters of 2003 declined by 7.1 million pounds primarily due to a 5% decrease in dry tons processed. Net cash costs improved in 2003 as compared to 2002 primarily due to higher gold by-product credits, reflecting higher gold prices, and lower smelting and refining charges. Gold sales, accounted for as by-product credits, totaled 116,500 and 262,700 equity ounces for the third quarter and first three quarters of 2003, respectively, compared to 96,900 and 200,200 ounces for the same periods in 2002. The Company’s equity income from Batu Hijau includes gold and silver revenues that are credited against costs applicable to sales as by-product credits in the determination of net income for each period presented in the Statements of Consolidated Operations and Comprehensive Income. These by-product credits represented 61% and 56% of sales, net of smelting and refining charges, and reduced production costs without considering smelting and refining charges by 103% and 72% for the third quarters of 2003 and 2002, respectively. By-product credits represented 56% and 43% of sales, net of smelting and refining charges, and reduced production costs by 83% and 58% for the first three quarters of 2003 and 2002, respectively. Such by-product credits are expected to continue through the end of 2020. These by-product credits are expected to vary from time to time and are significant to the economics of the Batu Hijau operation. At current copper prices, the Batu Hijau operation would not be profitable without these credits.

The wholly-owned Golden Grove copper/zinc operation in Western Australia, which was acquired as part of the Normandy acquisition, sold 8.7 million pounds of copper and 25.5 million pounds of zinc in the third quarter of 2003, compared to 12.6 million pounds of copper and 43.5 million pounds of zinc in the third quarter of 2002. For the first three quarters of 2003, copper and zinc sales were 46.2 million pounds and 79.1 million pounds, respectively, compared to copper and zinc sales of 37.7 million pounds and 112.8 million pounds, respectively, during the first three quarters of 2002. Zinc sales during the third quarter of 2003 and for the first three quarters of 2003 included 16.0 million pounds of purchased concentrates. Lead and gold by-product credits at Golden Grove were $5.0 million and $0.5 million during the three months ended September 30, 2003 and 2002, respectively, and $13.2 million and $8.7 million for the first three quarters of 2003 and 2002, respectively.

Merchant Banking

Newmont’s Merchant Banking Segment is focused on managing the Company’s portfolio of operating, property and equity interests. In addition, Merchant Banking manages the Company’s royalty business and provides investment banking services to the Company.

On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition and through the efforts of the Merchant Banking Segment, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net in the Statement of Consolidated Operations. During the third quarter of 2003, Newmont sold a portion of its Kinross shares for total cash proceeds of $224.6 million. Newmont classifies its remaining investment in Kinross as a short-term, available-for-sale marketable security. At September 30, 2003, the fair value of the Kinross investment was $109.3 million. During the nine months ended September 30, 2003, a loss of $6.8 million, net of tax, was recorded in Other comprehensive income, net of tax for the change in market value of the investment.

Through the efforts of the Merchant Banking Segment, Newmont sold its 9.74% equity holding in Lihir Gold during the second quarter of 2002 through a block trade to Macquarie Equity Capital Markets Limited in Australia for approximately $84 million, resulting in the recognition of a pre-tax gain of approximately $47.3 million.

Merchant Banking also managed the process of extinguishing the majority of NYOL’s bonds and derivatives liability during the second and third quarters of 2003. On May 29, 2003, Newmont, through its subsidiary Yandal Bond Company Pty Ltd (“YBCL”), made an offer to acquire all of NYOL’s outstanding 8 7/8% Senior Notes due in April 2008 at a price of $500 per $1,000 principal amount. On July 3, 2003, the board of directors of NYOL resolved to place the company into Voluntary Administration (“VA,” a form of insolvency proceeding in Australia) as it was insolvent or likely to become insolvent. In conjunction with the VA process, Newmont made an offer to the administrator for NYOL to bring NYOL out of VA. In order to comply with applicable requirements and to allow holders of NYOL’s outstanding 8 7/8% Senior Notes more time to assess these developments, YBCL extended the expiration of the offer to acquire the Senior Notes to July 11, 2003. As of that date, YBCL had received binding tenders for the Senior Notes totaling $237.0 million, representing 99.9% of the total $237.2 million outstanding third-party principal amount at the date of its initial offer. Six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL prior to the NYOL entering into VA.

Newmont’s offer to the administrator effectively valued the assets in excess of $200 million and would have resulted in NYOL’s outstanding third-party Senior Note holders and the remaining hedge contract counterparty receiving not more than $0.40 on the dollar. It would also have resulted in Newmont honoring any prior unpaid obligations to NYOL’s employees and payment in full to trade creditors. On August 29, 2003, NYOL’s creditors passed a resolution to accept Newmont’s offer and on September 8, 2003, Newmont’s offer, in the form of Deeds of Company Arrangement, were signed by the administrators. On September 10, 2003, the conditions precedent to the offer were fulfilled and the offer became effective, so NYOL was returned to the control of its directors, and its employees continued their employment.

The above transactions gave rise to a Gain on extinguishment of NYOL bonds, net of $19.6 million and $114.0 million, net of transaction costs, for the three months and nine months ended September 30, 2003, respectively. The transactions also gave rise to a Gain on extinguishment of NYOL derivatives liability, net of $29.9 million and $106.5 million, net of transaction costs, for the three months and nine months ended September 30, 2003, respectively. Total cash payments to extinguish the NYOL bonds and the NYOL derivatives liability (including costs) were $98.5 million and $103.6 million during the nine months ended September 30, 2003.

On September 3, 2003, J. Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against Newmont Yandal Operations Pty Ltd (“NYOL”) in relation to the recently completed voluntary administration of the NYOL group. J. Aron & Co., an NYOL creditor, initially sought injunctive relief that was denied by the court on September 8, 2003. On October 30, 2003, J. Aron & Co. filed a statement of claim alleging various deficiencies in the implementation of the voluntary administration process and seeking damages and other relief against NYOL and other parties.

Newmont’s Merchant Banking Segment holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or in-kind physical metal of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. Newmont earned $15.8 million of royalty revenue for the third quarter of 2003, compared to $7.9 million in the third quarter of 2002 and $40.8 million during the first three quarters of 2003, compared to $22.9 million during the first three quarters of 2002. The increase in the first three quarters of 2003 is primarily attributable to a full first quarter of operations compared to a partial first quarter in 2002 and higher prevailing gold and oil and gas market prices.

Exploration

Exploration, research and development expenditures were $30.6 million and $82.4 million for the three and nine months ended September 30, 2003, respectively, and $25.4 million and $55.7 million for the three and nine months ended September 30, 2002, respectively. Of these amounts, $22.2 million and $60.8 million, respectively, related to the activities of the Exploration Segment for the three and nine months ended September 30, 2003, with the balance relating primarily to research and advanced project development activities not managed by Newmont’s Exploration Segment. For the three and nine months ended September, 30, 2002, $20.2 million and $44.0 million, respectively, related to the activities of the Exploration Segment.

Exploration expenditures reflect a full nine months of exploration activity in 2003 for the combined Newmont and Normandy exploration programs, as compared to seven and one-half months in 2002. Expenditures in 2003 also reflect higher funding of exploration activities by Newmont due to higher prevailing gold prices. Newmont is forecasting expenditures of approximately $100 to $110 million for the full year 2003. Exploration activities during the first three quarters of 2003 have primarily focused on the Antonio and Corimayo deposits at Minera Yanacocha, the Gold Quarry and Dos Equis deposits in Nevada and various deposits at the Company’s Australian operations. Newmont updates its public disclosure of proven and probable reserves annually as of December 31 of each year. The Company will therefore discuss the additions to proven and probable reserves resulting from its 2003 exploration program in the Company’s 2003 Annual Report on Form 10-K/A.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia, Turkey and other foreign locations. The Company’s foreign operations sell their metal production based on an U.S. dollar gold price.

Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Such fluctuations do not have a material impact on the Company’s revenue since gold is sold throughout the world principally in U.S. dollars. Approximately 42% and 37%, of Newmont’s total cash costs were paid in local currency in the three months ended September 30, 2003 and 2002, respectively. Approximately 42% and 36% of Newmont’s total cash costs were paid in local currency in the nine months ended September 30, 2003 and 2002, respectively. The Company’s total cash costs are most impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations in the Company’s Consolidated Financial Statements. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future. The following chart demonstrates the impacts of variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign operations during each of the three months and nine months ended September 30, 2003 and 2002.

Three months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars
	(unaudited)
North America:
La Herradura	(8)%	$(100)	$(6)	(7)%	$(83)	$(5)
Golden Giant	12%	$1,271	$30	(1)%	$(131)	$(2)
Holloway	12%	$566	$32	(1)%	$(41)	$(2)
South America:
Minera Yanacocha	2%	$242	$1	(2)%	$(170)	$(1)
Kori Kollo	(7)%	$(330)	$(8)	(9)%	$(498)	$(8)
Australia:
Pajingo	17%	$1,829	$20	6%	$442	$6
Kalgoorlie	17%	$5,362	$46	6%	$1,034	$11
Yandal	17%	$6,983	$46	6%	$2,125	$12
Tanami	17%	$5,967	$39	6%	$1,570	$12
Other International:
Zarafshan-Newmont Joint Venture	(26)%	$(304)	$(6)	(90)%	$(712)	$(10)
Minahasa	6%	$17	$1	8%	$45	$2
Martha	17%	$1,656	$63	6%	$334	$12
Ovacik	15%	$641	$12	(18)%	$(207)	$(6)

Nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002 (1)
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars
	(unaudited)
North America:
La Herradura	(12)%	$(365)	$(7)	(2)%	$(55)	$(1)
Golden Giant	9%	$3,628	$22	(2)%	$(796)	$(4)
Holloway	9%	$1,307	$28	(2)%	$(267)	$(4)
South America:
Minera Yanacocha	—%	$96	$—	1%	$291	$—
Kori Kollo	(8)%	$(1,035)	$(7)	(8)%	$(1,381)	$(7)
Australia(1):
Pajingo	15%	$4,295	$15	5%	$764	$3
Kalgoorlie	15%	$12,714	$39	5%	$2,133	$8
Yandal	15%	$16,234	$37	5%	$4,123	$8
Tanami	15%	$14,468	$28	5%	$2,940	$7
Other International:
Zarafshan Newmont Joint Venture	(33)%	$(1,012)	$(6)	(103)%	$(3,594)	$(17)
Minahasa	8%	$84	$1	6%	$234	$2
Martha	15%	$3,715	$46	5%	$693	$8
Ovacik	2%	$144	$1	(27)%	$(1,095)	$(11)

(1)	For operations acquired as part of the acquisition of Normandy, amounts for the nine months ended September 30, 2002 include the impact from February 15, 2002 through September 30, 2002.

In addition, the Company’s total cash costs at Golden Grove varied due to changes in the local currency exchange rates in relation to the U.S. dollar as follows (unaudited):

Period	Foreign Currency	Percentage change in average local currency exchange rate; appreciation	Increase (decrease) to total cash costs in US dollars (000)
Three months ended September 30, 2003	Australian Dollar	17%	$3,039
Three months ended September 30, 2002	Australian Dollar	6%	$460
Nine months ended September 30, 2003	Australian Dollar	15%	$6,048
Nine months ended September 30, 2002	Australian Dollar	5%	$792

In addition, the Company’s Equity income of affiliates varied due to increases or decreases in costs from changes in the local currency exchange rates in relation to the U.S. dollar at the Batu Hijau copper mine in Indonesia as follows (unaudited):

Period	Foreign Currency	Percentage change in average local currency exchange rate; appreciation (devaluation)	Income (loss) within Equity income (loss) in affiliates, net (000)
Three months ended September 30, 2003	Indonesian Rupiah	6%	$(601)
Three months ended September 30, 2002	Indonesian Rupiah	8%	$(832)
Nine months ended September 30, 2003	Indonesian Rupiah	5%	$(2,225)
Nine months ended September 30, 2002	Indonesian Rupiah	5%	$(1,878)

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

Financial Results

Newmont’s Statements of Consolidated Operations and Comprehensive Income include the activities of Normandy and Franco-Nevada from February 16, 2002 through September 30, 2002 for the nine months ended September 30, 2002 and for the entire nine months ended September 30, 2003.

Sales—gold were $870.9 million and $697.8 million for the three months ended September 30, 2003 and 2002, respectively. The following analysis demonstrates that the increase in consolidated sales revenue in the third quarter of 2003 compared to the third quarter of 2002 primarily resulted from higher gold prices and other production increases (unaudited):

	Three Months Ended September 30,
	2003	2002
Consolidated gold sales (in millions)	$870.9	$697.8
Consolidated gold ounces sold (000)	2,382.6	2,215.3
Average price realized per ounce	$366	$315
Average spot price per ounce	$364	$314

Increase in consolidated gold sales due to:

Three Months Ended September 30,
2003 vs. 2002 (unaudited, in millions)
Consolidated production	$52.0
Average gold price received	121.1

$173.1

Sales—gold were $2,309.5 million and $1,789.6 million for the nine months ended September 30, 2003 and 2002, respectively. The following analysis demonstrates that the increase in consolidated sales revenue in the nine months ended September 30, 2003 compared to the same period in 2002 primarily resulted from higher gold prices, the inclusion of a full three quarters of production from the acquired Normandy properties as compared to a two and one-half quarters in 2002 and other production increases (unaudited):

	Nine Months Ended September 30,
	2003	2002
Consolidated gold sales (unaudited, in millions)	$2,309.5	$1,789.6
Consolidated gold ounces sold (000)	6,484.3	5,821.5
Average price realized per ounce	$357	$308
Average spot price per ounce	$354	$306

Increase in consolidated gold sales due to:

Nine Months Ended September 30,
2003 vs. 2002 (unaudited, in millions)
Consolidated production	$205.5
Average gold price received	314.4

$519.9

Sales—base metals, net totaled $10.2 million from the Golden Grove operation in Western Australia in the third quarter of 2003, compared to $14.3 million in the third quarter of 2002 and included $5.8 million from copper sales and $4.4 million from zinc sales, both net of smelting and refining charges, compared to $10.8 million from copper sales and $2.7 million from zinc sales, both net of smelting and refining charges and $0.8 million from cobalt sales (from the Kasese operation) during quarter ended September 30, 2002. Sales—base metals, net totaled $42.4 million for the nine months ended September 30, 2003, compared to $46.6 million for the same period of 2002, and included $29.5 million from copper sales and $12.9 million from zinc sales, both net smelting and refining charges, compared to $24.6 million from copper sales and $17.6 million from zinc sales, both net of smelting and refining charges, and $4.4 million from cobalt sales during nine months ended September 30, 2002.

Royalties of $15.8 million and $7.9 million were earned during the third quarters of 2003 and 2002, respectively, and $40.8 million and $22.9 million were earned during the nine months ended September 30, 2003 and 2002, respectively. The 2003 increases in quarterly and year-to-date royalties are primarily attributable to increased production at the Goldstrike property and to increases in the prices of gold and oil and gas.

Costs applicable to sales—gold were $458.0 million and $431.8 million for the third quarters of 2003 and 2002, respectively, and $1,280.7 million and $1,143.8 million for the nine months ended September 30, 2003 and 2002, respectively. The quarter-to-date and year-to-date 2003 increases are primarily attributable to increased consolidated gold ounces sold and an increase in consolidated total cash costs per ounce. The increases in ounces sold were primarily at Yanacocha and in Australia, offset by a slight decline in Nevada. Total cash costs per ounce primarily increased at Nevada and in Australia, offset by a decrease at Yanacocha. See Results of Operations for a discussion of gold sales and total cash costs per ounce by operation for 2003 and 2002.

Costs applicable to sales—base metals was $4.9 million and $10.6 million in the third quarters of 2003 and 2002, respectively, and $30.2 million and $30.0 million during the nine months ended September 30, 2003 and 2002, respectively. The third quarter of 2003 included $4.3 million for copper, $0.4 million for zinc and $0.2 million for other, while the third quarter of 2002 included $1.3 million for copper, $7.5 million for zinc and $1.8 million for cobalt and other. The decrease for the three months ended September 30, 2003 relates primarily to a decrease in copper and zinc production at Golden Grove compared to the three months ended September 30, 2002. The nine months ended September 30, 2003 included $22.1 million for copper, $7.6 million for zinc and $0.5 million for other, while the nine months ended September 30, 2002 included $14.7 million for copper, $7.1 million for zinc and $8.2 million for cobalt and other.

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

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Nevada(3)		La Herradura(4)		Nevada(3)		La Herradura(4)
	2003	2002	2003	2002	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	125.0	121.1	146.4	141.3	125.0	125.1	146.4	141.3
– Average ore grade (ounces of gold per ton)	0.049	0.075	0.030	0.031	0.049	0.073	0.030	0.031
Actuals for Year
– Stripping ratio(2)	147.4	54.1	156.5	152.1	125.8	70.2	158.3	161.6
– Average ore grade (ounces of gold per ton)	0.063	0.086	0.026	0.027	0.081	0.074	0.026	0.026
Remaining Mine Life (years)	8	9	5	6	8	9	5	6

	Tanami(5)		Kalgoorlie(6)		Tanami(5)		Kalgoorlie(6)
	2003	2002	2003	2002	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	61.3	76.9	114.8	111.5	61.3	76.9	114.8	111.5
– Average ore grade (ounces of gold per ton)	0.160	0.160	0.065	0.065	0.160	0.160	0.065	0.065
Actuals for Year
– Stripping ratio(2)	46.4	81.0	136.2	121.0	69.4	85.8	110.0	128.0
– Average ore grade (ounces of gold per ton)	0.110	0.110	0.061	0.054	0.110	0.110	0.063	0.055
Remaining Mine Life (years)	3	4	13	14	3	4	13	14

	Martha(7)		Ovacik(8)		Martha(7)		Ovacik(8)
	2003	2002	2003	2002	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	32.1	31.7	40.9	28.9	32.1	31.7	32.9	28.9
– Average ore grade (ounces of gold per ton)	0.093	0.093	0.356	0.362	0.093	0.093	0.356	0.362
Actuals for Year
– Stripping ratio(2)	94.9	44.2	62.4	37.7	54.8	41.2	35.4	31.6
– Average ore grade (ounces of gold per ton)	0.067	0.095	0.409	0.350	0.085	0.095	0.375	0.363
Remaining Mine Life (years)	4	5	2	3	4	5	2	3

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The actual stripping ratio increased in 2003 from 2002 due to increased waste removal for the Gold Quarry South Layback at Carlin and Section 30 at Twin Creeks.
(4)	La Herradura is included in the Company’s Other North America operating segment.

(5)	The life-of-mine and actual stripping ratios decreased during 2003 from 2002 due to the completion of mining in a pit with a higher stripping ratio during September 2002. Tanami is included in the Company’s Other Australia operating segment.
(6)	Kalgoorlie is included in the Company’s Other Australia operating segment.
(7)	The actual stripping ratio increased in 2003 due to high waste removal during the period. Martha is included in the Company’s Other International segment.
(8)	The life-of-mine striping ratio increased in 2003 due to a shift in mining from underground reserves to open pit reserves. Ovacik is included in the Company’s Other International segment.

Depreciation, depletion and amortization was $151.4 million and $133.6 million for the third quarters of 2003 and 2002, respectively, and $421.4 million and $359.4 million for the nine months ended September 30, 2003 and 2002, respectively. The 13% increase in third quarter of 2003 relates primarily to the implementation of FAS 143 (see Accounting Changes) that resulted in an increase to Property, plant and equipment for the asset retirement costs which are depreciated over the life of each operation. The 17% increase during the nine months ended September 30, 2003 is attributable to increased production, an increase in the depreciable base due to the adoption of SFAS 143 (see Accounting Changes) and to a full nine months of activity in 2003 from the acquired Normandy operations compared to seven and one-half months in 2002.

The following is a summary of Costs applicable to sales and Depreciation, depletion and amortization by operation:

	Costs Applicable to Sales				Depreciation, Depletion and Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
	(Unaudited and in millions)
North America:
Nevada	$172.2	$184.7	$456.1	$494.2	$37.1	$32.7	$103.4	$84.7
Mesquite, California	2.6	3.5	7.6	8.0	1.1	1.7	3.6	4.7
La Herradura, Mexico	3.1	3.0	8.8	8.7	0.8	0.9	2.5	2.4
Golden Giant, Canada	10.6	13.6	41.0	40.9	3.4	4.2	15.0	14.3
Holloway, Canada	5.3	3.4	15.4	14.1	1.4	1.1	3.8	4.2

Total North America	193.8	208.2	528.9	565.9	43.8	40.6	128.3	110.3

South America:
Yanacocha, Peru	105.3	82.4	274.3	221.1	48.5	24.6	124.4	85.8
Kori Kollo, Bolivia	10.8	11.6	32.6	34.4	1.7	3.5	5.6	10.4

Total South America	116.1	94.0	306.9	255.5	50.2	28.1	130.0	96.2

Australia:
Kalgoorlie	31.3	21.6	83.4	52.0	2.3	2.8	6.9	6.2
Yandal	41.7	40.8	126.8	96.8	12.2	12.6	30.2	28.4
Tanami	37.2	32.9	114.6	78.0	8.8	10.7	27.5	23.7
Pajingo	11.7	7.8	32.5	20.6	8.2	7.9	20.7	17.8
Other Australia	1.4	0.3	2.6	0.3	1.4	1.6	3.2	4.3

Total Australia	123.3	103.4	359.9	247.7	32.9	35.6	88.5	80.4

Other Operations:
Minahasa, Indonesia	4.6	8.8	21.7	26.1	2.4	2.1	5.8	8.3
Zarafshan-Newmont, Uzbekistan	7.7	8.4	25.7	25.8	2.5	2.6	8.0	8.0
Martha, New Zealand	5.8	4.0	19.7	10.8	3.3	3.4	8.2	9.7
Ovacik, Turkey	6.7	4.7	17.6	11.9	4.2	3.8	11.4	7.3
Other International	—	—	—	—	0.9	—	2.1	—

Total Other Operations	24.8	25.9	84.7	74.6	13.3	11.9	35.5	33.3

Other:
Merchant banking	0.1	0.1	0.5	0.3	7.2	8.1	17.5	16.3
Base metals operations	4.8	10.5	29.7	29.6	2.0	5.6	15.8	12.6
Corporate and other	—	0.3	0.3	0.2	2.1	3.7	5.8	10.3

Total Other	4.9	10.9	30.5	30.1	11.3	17.4	39.1	39.2

Total Newmont	$462.9	$442.4	$1,310.9	$1,173.8	$151.5	$133.6	$421.4	$359.4

Exploration, research and development was $30.6 million and $25.4 million for the third quarters of 2003 and 2002, respectively, and $82.4 million and $55.7 million for the nine months ended September 30, 2003 and 2002, respectively. The third quarter increase from 2002 to 2003 primarily results from additional project spending in an effort to replace reserves. In addition to the factors causing the third quarter variance, the nine months ended September 30, 2003 includes a full nine months of exploration activity in 2003 for the combined Newmont, Franco-Nevada and Normandy exploration programs, as compared to seven and one-half months in 2002.

General and administrative expenses totaled $29.0 million and $29.7 million for the third quarters of 2003 and 2002, respectively, and $86.7 million and $78.7 million for the nine months ended September 30, 2003 and 2002, respectively. The increase for the nine months ended September 30, 2003 was attributable to higher legal expenses, increased pension and other employee benefit related expenses and increased compliance and corporate governance costs. General and administrative expense decreased to 3.2% of Revenues for the third quarter of 2003, compared to 4.1% in the third quarter 2002 and decreased to 3.6% for the nine months ended September 30, 2003, compared to 4.2% for the first nine months ended September 30, 2002.

Write-downs of long-lived assets of $3.6 million and $5.4 million for the three and nine months ended September 30, 2003 included the write-down of a select number of vehicles in the mobile fleet at Yanacocha to their residual value. Write-downs during the three and nine months ended September 30, 2002 were $0.3 million.

Other expense was $5.5 million and $6.8 million for the third quarters of 2003 and 2002, respectively, and $29.8 million and $6.2 million for the nine months ended September 30, 2003 and 2002, respectively. Other expense during the nine months ended September 30, 2003 included, an $11.0 million accrual for certain environmental obligations, $1.0 million associated with the finalization of a de-watering agreement in Nevada, $4.8 million for severance at the Kori Kollo project in Bolivia, $1.6 million of costs related to compliance and governance implementation activities associated with the Sarbanes-Oxley Act of 2002, $3.0 million for cost investment impairments and $8.4 million of other miscellaneous expenses.

Gain (loss) on investments, net was $(3.3) million for the quarter ended September 30, 2003 and $81.4 million and $47.3 million for the nine months ended September 30, 2003 and 2002, respectively. There were no gains or losses on investments during the three months ended September 30, 2002. During the three months ended September 30, 2003, Newmont recorded a net loss of $7.4 million on the sale of approximately 28 million Kinross shares representing 66% of its investment in Kinross, partially offset by a gain of approximately $4.1 million on the sale of other investments. The nine months ended September 30, 2003 also included a gain on exchange of Echo Bay shares for Kinross shares of $84.3 million. During the nine months ended September 30, 2002, Newmont recorded a gain of $47.3 million of the sale of its investment of Lihir. (see Liquidity and Capital Resources, Investing Activities, for more information).

Gain (loss) on gold commodity derivative instruments, net, representing non-cash, mark-to-market gains and losses recognized on ineffective and partially ineffective gold derivative instruments, was $(46.9) million and $(11.2) million in the third quarters of 2003 and 2002, respectively, and $24.7 million and $(14.3) million for the nine months ended September 30, 2003 and 2002, respectively. The loss in the third quarter of 2003 primarily related to the one counterparty which did not accept Newmont’s offer. The derivative liability for this counterparty was recorded at the total claim value recognized by the Administrators of NYOL (see Note 10 to the Consolidated Financial Statements). During the third quarter of 2002, the US dollar gold price per ounce increased from $314 to $322 and the Australian dollar decreased from approximately $0.56 to $0.54 per US dollar from June 30, 2002 to September 30, 2002. The increase in the US dollar gold price and the weakening of the Australian dollar both had a negative impact on the fair value of the contracts resulting in the net $11 million loss. The gain during the nine months ended September 30, 2003 resulted predominantly from a strengthening of the Australian dollar from approximately $0.56 to $0.68 per US dollar between December 31, 2002 and September 30, 2003. This gain was partially offset by the US$ gold price increasing from $343 per ounce to $386 per ounce over the same period. From February 15, 2002 (the date of acquisition of Normandy) to September 30, 2002 the US dollar gold price increased from approximately $301 per ounce to $322 per ounce and the Australian dollar appreciated from approximately $0.52 to $0.54 per US dollar.

Gain on extinguishment of NYOL bonds, net was $19.6 million and $114.0 million for the three and nine months ended September 30, 2003, respectively. On May 29, 2003, Newmont, through its subsidiary Yandal Bond Company Pty Ltd (“YBCL”), made an offer to acquire all of NYOL’s outstanding 8 7/8% Senior Notes due in April 2008 at a price of $500 per $1,000 principal amount. YBCL received binding tender offers for the Senior Notes totaling $237.0 million, representing 99% of the original $237.2 million outstanding principal amount.

Gain on extinguishment of NYOL derivatives liability, net was $29.9 million and $106.5 million for the three and nine months ended September 30, 2003, respectively. On May 28, 2003, YBCL made an offer to acquire all of NYOL’s gold hedge contracts from the counterparties at a rate of $0.50 per $1.00 of net mark-to-market hedge liability as of May 22, 2003. Six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, assigned their hedge contracts to YBCL.

In accordance with the terms of Newmont’s offer to bring NYOL out of Voluntary Administration, a new entity, Clynton Court, was formed into which NYOL transferred the liabilities to be settled, including the liability for the remaining hedge contract counterparty and the liability for the remaining outstanding NYOL bonds. Newmont contributed sufficient cash to Clynton Court to settle these liabilities and to pay the fees of the administrators. Upon assumption by Clynton Court, the liabilities for the remaining hedge contract liabilities of NYOL and the remaining NYOL bonds were extinguished (see Notes 10 and 18 to the Consolidated Financial Statements).

Loss on extinguishment of debt was $19.5 million for the nine months ended September 30, 2003. During the first quarter of 2003, Newmont repurchased $23.0 million, $52.3 million, $10.0 million, and $30.9 million face amount of its outstanding 8 3/8%, 8 5/8%, Newmont Australia Limited 7 1/2%, and Newmont Australia Limited 7 5/8% debentures, respectively, for total cash consideration of $135.8 million, net of associated discounts, premiums and capitalized debt issuance costs. See Liquidity and Capital Resources, Financing Activities.

Dividends, interest income, foreign currency exchange and other income was $22.4 million and $7.9 million for the three months ended September 30, 2003 and 2002, respectively, and $86.0 million and $23.5 million for nine months ended September 30, 2003 and 2002, respectively. The three months ended September 30, 2003 included (i) a foreign currency exchange gain of $18.9 million, (ii) interest income of $0.9 million, (iii) a $0.9 million loss on the sale of exploration properties and (iv) $3.4 million for other income. The three months ended September 30, 2002 include $2.9 million of interest income, $2.4 million of net foreign currency exchange gains, a loss on the sale of exploration properties of $0.8 million and $3.4 million of other income. The nine months ended September 30, 2003 included a foreign currency translation gain of $70.8 million primarily composed of the following: (i) an exchange gain of $56.3 million on a Canadian dollar-denominated inter-company loan to a subsidiary whose functional currency is the Canadian dollar, reflecting a strengthening of the Canadian dollar during the period from $0.63 to $0.74 per US dollar, (ii) a $19.0 million mark-to-market gain on ineffective foreign currency swaps, (iii) a $7.1 million foreign currency loss on the translation of Newmont Australia Limited’s financial statements to US dollars due to appreciation of the Australian dollar from $0.56 to $0.68 and (iv) other foreign currency gains of $2.6 million. The nine months ended September 30, 2003 also included interest income of $5.9 million, a $0.5 million gain on the sale of exploration properties, and $8.7 million of other income. The nine months ended September 30, 2002 included $10.8 million of interest income, $2.4 million of net foreign currency translation and exchange gains, a gain on the sale of exploration properties of $5.6 million and $4.7 million of other income.

Interest expense, net of capitalized interest, was $18.8 million and $33.1 million for the third quarters of 2003 and 2002, respectively and $71.4 million and $99.3 million for the nine months ended September 30, 2003 and 2002, respectively. Interest expense declined during the three and nine months ended September 30, 2003 from the comparable periods of 2002 primarily due to a decrease in outstanding debt obligations (see Liquidity and Capital Resources, Financing Activities) resulting from Newmont’s debt-reduction strategy.

Income tax expense was $81.0 million and $10.8 million for the third quarters of 2003 and 2002, respectively, and $232.6 million and $41.8 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in expense during the third quarter of 2003, compared to the third quarter of 2002, was driven by higher pre-tax income and an increase in the effective tax rate. Pre-tax income for the third quarters of 2003 and 2002 was $216.9 million and $45.6 million, respectively. The effective tax rates for the third quarters of 2003 and 2002 were 37% and 24%, respectively. The primary factors contributing to the increase in the effective tax rate during the third quarter of 2003 was a reduction in the relative benefit of percentage depletion and resource allowance due primarily to higher gold prices, and the taxes attributable to non-mining activities including the sale of Kinross shares (see Gain on investment, net). The increase in expense during the nine months ended September 30, 2003, compared to the same period in 2002, resulted primarily from the same factors as the increase during the third quarter of 2003. Pre-tax income was $778.0 million and $142.2 million for the nine months ended September 30, 2003 and 2002, respectively. The effective tax rates for the same periods were 30% and 29%, respectively. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

Minority interest in income of subsidiaries was $57.1 million and $32.5 million for the third quarters 2003 and 2002, respectively, and $130.7 million and $62.3 million during the nine months ended September 30, 2003 and 2002, respectively. The third quarter and year-to-date increases in 2003 are primarily a result of increased earnings at Minera Yanacocha, where Newmont has a 51.35% interest, due to higher gold prices, increased gold sales ounces and lower production costs (see Results of Operations, South American Operations).

Equity loss and impairment of Australian Magnesium Corporation was $0.6 million and $120.1 million for the three and nine months ended September 30, 2003, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2002. During the nine months ended September 30, 2003, Newmont recorded a write-down of its investment in Australian Magnesium Corporation (“AMC”) of $120.1 million consisting of a loss of $0.6 million in the third quarter of 2003 in connection with its proportionate share of AMC losses and a write-down of $107.8 million in the second quarter of 2003 that was triggered by ongoing issues related to the project financing and financial viability of the Stanwell Magnesium Project and AMC’s inability to attract a new partner to finance this project. AMC halted the development and construction of the Stanwell Project during the second quarter of 2003 and recorded an impairment charge for the write-down of the Project’s carrying value. Newmont’s equity and impairment charge included $72.7 million for the write-off of its investment in AMC, including the impairment charge on the Stanwell Project, a $24.8 million write-down of a loan receivable due to Newmont from AMC, a $10 million charge to settle Newmont’s guarantee of a contract with Ford Motor Company, $6.6 million for a new credit facility provided by Newmont as part of AMC’s restructuring and other adjustments of approximately $1.1 million, partially offset by a $7.4 million income tax benefit. Newmont also recorded a write-down of approximately $11.0 million in the first quarter of 2003 for an other-than-temporary decline in value of the AMC investment, as well as its proportionate share of AMC’s first quarter losses of $0.7 million (see Note 9 to the Consolidated Financial Statements, Investments and Equity Income of Affiliates).

Equity income of affiliates was $36.2 million and $18.9 million for the third quarters of 2003 and 2002, respectively, and $62.5 million and $38.3 million for the nine months ended September 30, 2003 and 2002, respectively. The three months ended September 30, 2003 included equity income in Batu Hijau of $36.0 million, and $0.2 million in AGR Matthey Joint Venture. The nine months ended September 30, 2003 included equity income in Batu Hijau of $61.8 million, equity income in TVX Newmont Americas of $0.8 million and an equity loss in AGR Matthey Joint Venture of $0.1 million. The three months ended September 30, 2002 included equity income in Batu Hijau of $14.5 million, equity income in TVX Newmont Americas of $4.1 million and $0.3 equity income in AGR Matthey Joint Venture. The nine months ended September 30, 2002 included equity income in Batu Hijau of $29.4 million, equity income in TVX Newmont Americas of $8.0 million and equity income in AGR Matthey Joint Venture of $0.9 million. The 2003 increases in equity income in Batu Hijau resulted primarily from increased gold by-product credits from higher grade ore and higher gold prices (see Results of Operations, Other Mining Operations). Newmont sold its interest in TVX Newmont Americas during the first quarter of 2003 (see Note 9 of the Consolidated Financial Statements).

Newmont recorded a charge for the Cumulative effect of a change in accounting principle, net of tax effective January 1, 2003 of $34.5 million reflecting the effect of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” that changed the method of accounting for the Company’s estimated mine reclamation and abandonment costs. Newmont recorded a gain for the Cumulative effect of a change in accounting principle of $7.7 million effective January 1, 2002 with respect to depreciation, depletion and amortization of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. See Accounting Changes for more information.

Other comprehensive income (loss), net of tax was $33.0 million and $(75.4) million during the third quarters of 2003 and 2002, respectively, and $93.2 million and $(17.7) million during the nine months ended September 30, 2003 and 2002, respectively. The third quarter of 2003 includes a $41.4 million gain primarily associated with the mark-to-market of Kinross Gold Corporation and other shares classified as available-for-sale marketable securities, a $2.7 million loss on the translation of subsidiaries with non-US dollar functional currencies, a $5.7 million loss on the effective portion of changes in the fair value of gold commodity derivative instruments classified as cash flow hedges. The third quarter of 2002 includes a $3.4 million loss on the mark-to-market on available-for-sale marketable securities, a $14.1 million loss on the translation of subsidiaries with non-US dollar functional currencies and a $58.0 million loss on the effective portion of changes in the fair value of derivative instruments classified as cash flow hedges. The loss on gold derivative instruments during the 2002 third quarter reflects the US$ gold price per ounce increasing from $314 to $322 and the Australian dollar decreasing from $0.56 to $0.54 per US dollar from June 30, 2002 to September 30, 2002.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 impacts accounting for variable interest entities created after January 31, 2003, and requires expanded disclosure of variable interest entities for financial statements issued after January 31, 2003. The provisions of FIN 46 must be applied by the Company to variable interest entities created after January 31, 2003 no later than the interim or annual period beginning after June 15, 2003. A FASB Staff Position issued in October 2003 deferred the effective date of FIN 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met. As Newmont is in compliance with the criteria, it is currently evaluating the impact of adoption of FIN 46 on its financial position and results of operations (see Note 16 to the Consolidated Financial Statements).

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” providing guidance regarding classification of freestanding financial instruments as liabilities (or assets in some circumstances). SFAS was originally effective for financial instruments entered into or modified after May 31, 2003, otherwise at the beginning of the first interim period beginning after June 15, 2003 and was to be applied prospectively. However, on October 29, 2003, the FASB decided to defer the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to manditorily redeemable noncontrolling interests. These provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on the parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity Project or Phase II of the FASB’s Business Combinations Project. The Board also decided to (i) preclude any “early” adoption of the provisions of paragraph 9 and 10 for these non-controlling interests during the deferral period, and (ii) require the restatement of any financial statements that have been issued where these provisions were applied to mandatorily redeemable noncontrolling interests. SFAS 150 is not expected to have any impact on the Company’s financial position or results of operations.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2003, Net cash provided by operating activities was $434.4 million, compared to $445.1 million for the nine months ended September 30, 2002. The decrease in operating cash flows in 2003 primarily reflects the impact of increased net income reflecting higher average realized gold prices in 2003 of $357 per ounce compared to $308 per ounce in 2002, offset by higher total cash costs and cash payments to early settle effective derivative instruments. In 2003, there were several significant non-cash gains which have been included as non-cash adjustments to net income, including the Gain on extinguishment of the NYOL bonds, net and Gain on extinguishment of NYOL derivative liability, net totaling $220.5 million, the Gain on investments, net of $81.4 million and a $34.5 million charge for the Cumulative effect of a change in accounting principle, net of tax. Net cash provided by operating activities in the first nine months of 2003 also included $121.0 million of cash outflows related to the Early settlement derivative instruments classified as cash flow hedges. In 2002, net income was adjusted for a gain of $47.3 million on the disposition of the Lihir securities in addition to $7.7 million for the Cumulative effect of a change in accounting principle, net of tax.

Net cash (used in) provided by investing activities was $(59.1) million and $209.7 million for the nine months ended September 30, 2003 and 2002, respectively. Investing activities in 2003 consumed more cash primarily due to $128.2 million higher capital expenditures for property, plant and mine development and $79.3 million lower proceeds from the sale of investments compared to the same period for 2002. See Investing Activities below for more information on capital expenditures in each year. The nine months ended September 30, 2003 included $180.0 million of proceeds from the sale of TVX Newmont Americas and $232.2 million of proceeds from the sale of Kinross and other investments, offset by a $56.2 million equity contribution to AMC, reduced by approximately $16.2 million of cash payments received from Batu Hijau for inter-company charges. Additionally, during the nine months ended September 30, 2003, $55.3 million was used for early settlement of ineffective derivative instruments and $11.2 million was used to acquire the Newmont NFM minority interest (see Investing Activities). The nine months ended September 30, 2002 included proceeds of $491.4 million from the sale of Lihir and debt securities, proceeds of $50.8 million from the sale of cross currency swaps, proceeds of $30.3 million from asset sales and other transactions, offset by a net $88.1 million outflow related to the acquisitions of Franco-Nevada and Normandy, $11.9 million used for the early settlement of ineffective derivative instruments and a net $24.8 million outflow for equity contributions to affiliates.

Net cash used in financing activities was $340.0 million in the nine months ended September 30, 2003, compared to $503.5 million in the nine months ended September 30, 2002. Financing activities in 2003 included $838.6 million of debt repayments, including early extinguishments (see Financing Activities), offset by $492.5 million of borrowings under the Company’s credit facilities which were settled during the nine months ended September 30, 2003, and $48.7 million of cash outflows for dividend payments. The Company also received approximately $54.8 million of proceeds from the issuance of common stock related to stock options. The nine months ended September 30, 2002 included $493.3 million of borrowings on the Company’s credit facilities to pay the cash portion of the purchase price of Normandy and other acquisition costs. Such borrowings were repaid shortly after the acquisition with the proceeds from the sale of the Franco-Nevada short-term investments. Total debt repayments were $1,026.9 million during the nine months ended September 30, 2003. Dividend payments for 2002 totaled $37.9 million, and the Company received approximately $68.0 million of proceeds from the issuance of common stock, primarily from the exercise of employee stock options.

Newmont’s contractual obligations at September 30, 2003 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(unaudited, in millions)
Long-term debt (1)	$1,325.3	$199.8	$597.0	$218.6	$309.9
Capital lease obligations (1)	435.7	24.5	66.7	72.7	271.8
Remediation and reclamation obligations (2)	451.1	45.0	58.3	58.1	289.7
Other long-term liabilities (3)	161.5	45.3	36.8	47.5	31.9
Operating leases	51.2	15.1	22.3	8.6	5.2
Minimum royalty payments	60.0	20.0	23.9	14.4	1.7
Purchase obligations (4)	83.2	39.2	20.7	11.2	12.1
Other (5)	168.5	50.1	73.8	44.0	0.6

Total	$2,736.5	$439.0	$899.5	$475.1	$922.9

(1)	Amounts represent principal and estimated interest payments assuming no early extinguishment.
(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The undiscounted cash outflows of these estimated remediation and reclamation obligations are reflected in this table. For more information regarding remediation and reclamation liabilities see Note 12 to the Consolidated Financial Statements.
(3)	Contractual obligations for Other long-term liabilities include employee related liabilities such as severance and forecasted 2004 funding requirements for the pension plans. Pension plan funding beyond 2004 cannot be reasonably estimated given variable market conditions and actuarial assumptions. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. Please see Note 13 to the September 30, 2003 Consolidated Financial Statements.
(4)	Purchase obligations represent contractual obligations for purchase of power, supplies, consumables, inventories and capital projects.
(5)	Other contractual obligations that are not reflected in the Company’s financial statements include labor and service contracts.

For information on the Company’s long-term debt, capital lease obligations and operating leases, see Notes 11 and 26 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2002. Newmont believes it will be able to fund all existing obligations from Net cash provided by operating activities. Subject to any significant adverse changes in the Company’s long-term view of gold prices, the Company has both the ability and intent to fund from Net cash provided by operating activities, the exploration expenditures and Merchant Banking investments that were assumed in the valuation performed to allocate goodwill to the Exploration and Merchant Banking segments as part of the purchase accounting for the acquisitions of Normandy and Franco-Nevada and to perform impairment testing of such goodwill at December 31, 2002. The Company believes it will be able to raise capital as needed in capital markets in the future as opportunities for expansion arise.

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

Based on current gold prices and exchange rates, Newmont estimates that there will be no impact of its gold derivative contracts outstanding at September 30, 2003 on the net cash proceeds from the sale of gold in 2003 compared to the proceeds the Company would have received if the relevant gold had been sold into the spot market. 3% of estimated production in 2003 is subject to uncommitted contracts and there are no committed contracts remaining for 2003. The reduction of proceeds from the sale of gold in each of the years 2004 through 2008, when all currently outstanding gold derivative contracts will have matured, is not expected to exceed $5.3 million based on an assumed gold price of $340 per ounce, a price that is consistent with management’s long-term view of gold prices. In addition, no assurance can be given that the gold derivative contracts will remain outstanding in the future as Newmont may opportunistically close out certain contracts if favorable market conditions exist. At September 30, 2003, Newmont also was contractually obligated to pay approximately $1.0 million in 2003 related to the ineffective portion of certain gold derivative contracts. Payments for these items in the years 2004 and thereafter are not expected to exceed $5.3 million.

The Company’s cash flows could also be impacted by certain gold derivative contracts that are subject to rights to terminate (see Market Conditions and Risks).

Investing Activities

Additions to Property, plant and mine development

	Nine months ended September 30,
	2003	2002
	(unaudited, in millions)
North America:
Nevada	$87.1	$33.4
La Herradura, Mexico	1.4	1.3
Golden Giant, Canada	0.3	6.2
Holloway, Canada	1.6	1.0

Total North America	90.4	41.9

South America:
Yanacocha, Peru	151.7	109.4
Kori Kollo, Bolivia	0.7	0.9

Total South America	152.4	110.3

Australia:
Pajingo	11.2	3.5
Kalgoorlie	12.6	10.6
Yandal	13.3	15.8
Tanami	26.7	8.7
Other	1.5

Total Australia	65.3	38.6

Other Operations:
Zarafshan-Newmont, Uzbekistan	3.1	3.4
Martha, New Zealand	9.8	6.4
Akyem, Ghana	7.2	—
Ahafo (Yamfo-Sefai), Ghana	9.5	—
Ovacik, Turkey	4.7	3.6

Total Other Operations	34.3	13.4

Other:
Base Metals Operations	10.1	9.4
Corporate and Other	13.9	24.8

Total Other	24.0	34.2

Total Newmont	$366.4	$238.2

Expenditures for North American operations during the first nine months of 2003 were $90.4 million and included $49.2 million for the development of the Leeville Underground Mine (“Leeville”) and $37.9 million related expenditures for the development of the Deep Post and Chukar underground mines and other new project development in Nevada. South American capital expenditures of $151.7 million were primarily at Yanacocha, with approximately $130 million for mine and leach pads development and other ongoing expansion work. Australian capital expenditures of $65.3 million were primarily for mine development at the majority of the underground mines. Other projects include mine development at the Martha mine in New Zealand and developmental drilling at the Akyem and Ahafo properties in Ghana.

Newmont expects to spend approximately $525 million to $550 million on capital projects in 2003, with approximately $128 million in North America, $124 million in Australia, $217 million in South America and approximately $81 million in other locations. The majority of budgeted expenditures are for mine development and replacement capital in Nevada, two expansion projects, the Gold Quarry South Layback (“GQSL”) and the Leeville, which are underway. GQSL is located in the South Area at Carlin and is expected to yield approximately 2.7 million ounces of production, with annual production between 420,000 and 440,000 ounces commencing in late 2003. Total capital expenditures for GQSL are projected to be approximately $6.6 million, of which $3.2 million has been spent as of September 30, 2003. Leeville is located in Carlin’s North Area and will produce approximately 3.0 million ounces, with annual production of approximately 500,000 to 550,000 ounces commencing at the end of 2005. Total capital expenditures for Leeville are projected to be $181 million, of which $49.2 million has been spent as of September 30, 2003.

Other Investing Activities

TVX Newmont Americas

On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas (a joint venture between the Company and TVX Gold Inc, acquired as part of the Normandy transaction) to TVX Gold Inc. for $180 million in cash. Newmont recognized no material gain or loss on the transaction.

Echo Bay Mines Ltd.

On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its 45.67% interest in Echo Bay. Newmont recognized a pre-tax gain of $84.3 million on the transaction.

Kinross Gold Corporation

During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing 66% of its investment in Kinross for total cash proceeds of $224.6 million and recorded a net loss of $7.4 million.

Batu Hijau

As discussed in Note 9 to the Consolidated Financial Statements, Newmont has an indirect 45% interest in the Batu Hijau mine in Indonesia and its partner, an affiliate of Sumitomo Corporation, has an indirect 35% interest. Because Newmont and Sumitomo carried the interest of the 20% Indonesian partner, Newmont recognizes 56.25% of Batu Hijau’s income until recouping the bulk of its investment. At September 30, 2003 and December 31, 2002, Newmont’s investment in Batu Hijau was $717.4 million and $660.9 million, respectively.

On May 9, 2002, P.T. Newmont Nusa Tenggara (“PTNNT”) completed a restructuring of its $1.0 billion project financing facility (Senior Debt) that provides PTNNT the ability to defer up to $173.4 million in principal payments scheduled for 2002 and 2003. The restructuring was expected to provide a better match between the expected cash flows of the project and the maturities of the debt. Any deferred principal amounts were to be repaid between 2004 and 2010. Under this restructuring, PTNNT is not permitted to pay dividends or make other restricted payments to Newmont or Sumitomo as long as any amount of deferred principal is outstanding; however, there is no restriction on prepaying any of the deferred principal amounts. Amounts outstanding under the project financing were $783.2 million at September 30, 2003 and $913.3 million in December 31, 2002. The amount of deferred principal at September 30, 2003 was $43.3 million and at December 31, 2002 was $173.4 million. During the quarter ended September 30, 2003, no payments were made and during the nine months ended September 30, 2003, $130.1 million was repaid. Newmont and its partner also provide a contingent support facility to PTNNT. During the nine months of 2003 and 2002, Newmont funded zero and $24.8 million, respectively, under this contingent support facility as its pro-rata share of capital expenditures. Remaining support from Newmont and its partner available under this facility amounts to $115.0 million, of which Newmont’s pro-rata share is $64.7 million.

Australian Magnesium Corporation (“AMC”)

At December 31, 2002, Newmont’s interest in AMC comprised of a 22.8% equity and voting interest and a loan receivable in the amount of A$38 million (approximately $20.1 million) including interest. In addition, Newmont subsidiaries had obligations to contribute to AMC A$100 million in equity by January 31, 2003 and a further A$90 million in equity (reduced to A$75 million through a funding agreement reached in January 2003, though a condition required to bring the agreement into effect was not satisfied), contingent upon the Stanwell Magnesium Project not achieving certain specified production and operating criteria by December 2006. On January 3, 2003, Newmont purchased an additional 167 million shares at A$0.60 per share for a total of A$100 million (approximately $56.2 million) increasing its ownership to 40.9%, thereby satisfying its January 2003 equity contribution obligation. However, due to additional equity contributions by other shareholders on January 31, 2003, Newmont’s interest was decreased to 27.8%. As a result of this equity dilution in its interest in AMC, Newmont recorded an increase of $7.0 million to Additional paid-in-capital during the three months ended March 31, 2003.

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

On June 5, 2003, AMC requested suspension of its securities on the ASX. Subsequently, on June 12, 2003 AMC announced a restructuring agreement with the project’s major creditors including Newmont (the “Agreement”). The Agreement was designed to give AMC time to assess the Project development options and to search for either a corporate or project partner. Work on the Project has essentially ceased and the site is in a care and maintenance status. It is not known if or when the Project or any other magnesium project will be developed by AMC. In addition, as part of the Agreement, AMC (i) will settle outstanding obligations to its outside creditors from existing cash reserves, (ii) has cancelled the senior debt facilities associated with the Project and the associated foreign exchange and interest rate hedging contracts and (iii) has agreed to release Newmont from the above-mentioned A$90 million (approximately $60.1 million) contingent funding commitment. Newmont has agreed to forgive its A$38 million (approximately $24.8 million) loan receivable and provide support in the form of an A$10 million (approximately $6.6 million) contingent, subordinated credit facility and to maintain the existing guarantee in relation to the QMC Finance Pty Ltd. (“QMC”) finance facilities as described below. In September 2003, Newmont made available to AMC A$5 million of this credit facility. Newmont had guaranteed a $30 million obligation payable by AMC to Ford Motor Company (“Ford”) in the event the Project did not meet certain specified production and operating criteria by November 2005. AMC indemnified Newmont for this obligation, but this indemnity was unsecured. As of June 30, 2003, Newmont and Ford agreed to settle the liability in relation to the guarantee for $10 million in exchange for a release of the guarantee. Newmont has agreed not to seek recovery of this amount from AMC.

As a result of the agreement, Newmont recorded an additional write-down in the second quarter of $107.8 million reducing the carrying value of its investment in AMC to zero. The write-down was attributable to the following: (i) $72.7 million representing the book value of its investment at June 30, 2003, (ii) $24.8 million for the loan receivable from AMC, (iii) $10 million charge to settle Newmont’s guarantee of the Ford contract (see discussion above), (iv) $6.6 million relating to the contingent credit facility, and (v) $1.1 million for various other items offset by a $7.4 million income tax benefit. During the third quarter, Newmont recorded an equity loss of $0.6 million as a result of Newmont’s outstanding guarantees of obligations of AMC’s subsidiary, QMC.

During the third quarter of 2003, AMC issued 16,115,754 million of ordinary shares to a shareholder other than Newmont. As a result of the issuance, Newmont’s holdings in AMC were diluted to a 26.9% interest in the company. Subsequently, during October 2003, AMC issued 8,036,724 ordinary shares to a shareholder other than Newmont. Newmont did not acquire additional shares. As a result, Newmont’s interest in AMC was diluted to 26.7%.

Newmont is also the guarantor of an A$71 million (approximately $47 million) amortizing loan facility of QMC of which A$66.4 million (approximately $45.2 million) was outstanding as of September 30, 2003. The QMC loan facility, which is secured by the assets of the Queensland Magnesia Project, expires in November 2006.

QMC is also a party to hedging contracts, which have been guaranteed by Newmont. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of September 30, 2003, the fair value of these contracts was a positive A$6.6 million (approximately $4.5 million).

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

Takeover Bid for Otter Gold Mines Limited

On December 4, 2002, Normandy NFM Limited, trading as Newmont NFM (“Newmont NFM”) announced its intention to make an offer for all shares and options in Otter Gold Mines Limited (“Otter”) that Newmont NFM did not already own. Newmont NFM is an Australian corporation that was listed on the Australian Stock Exchange (“ASX”) at the time of this announcement. Otter is a New Zealand corporation that was also listed on the ASX at the time of this announcement. As of the date of making the announcement, the Company, through subsidiaries, held an 85.86% interest in Newmont NFM and Newmont NFM, in turn, held 89.17% of the outstanding Otter shares. Newmont NFM’s offer was made on January 9, 2003 and closed on February 25, 2003. By the close of the offer, Newmont NFM had acquired in excess of 90% of the total outstanding shares in Otter, which, under New Zealand law, entitled Newmont NFM to compulsorily acquire all remaining outstanding Otter shares. Newmont NFM initiated and completed the compulsory acquisition process and now owns 100% of Otter. The total purchase price was approximately $1.5 million.

Ntotoroso Acquisition

On August 25, 2003 Newmont and Moydow Mines International Inc. entered an agreement for Newmont to purchase Moydow’s 50% interest in the Ntotoroso property located on the Ahafo belt in Ghana. Total consideration was fixed at 800,000 Newmont common shares, plus a royalty of 2% on all recovered ounces of gold and silver produced from Ntotoroso after the first 1.2 million gold equivalent ounces plus the delivery for cancellation of 1,325,882 common shares of Moydow by Newmont. The shareholders of Moydow approved the transaction on October 15, 2003 and closing is expected in early November. The closing of the transaction will give Newmont 100% ownership of the Ahafo project. The acquisition will be accounted for in accordance with SFAS 141, “Business Combinations.”

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

Mesquite Mine

On July 3, 2003, Newmont signed a letter of intent with a subsidiary Western Goldfields, Inc. (“WGI”) to sell its Mesquite mine. Under the terms of the proposed transaction, Newmont would sell the majority of the assets of the operation to WGI in exchange for restricted common stock and warrants to purchase common stock of WGI, a 50% net profits interest royalty on future production from existing leach pads, net smelter return royalties on production from future expansion, and the assumption of reclamation and remediation liabilities by WGI associated with the operation. Newmont would also be released from the performance bonds for reclamation, remediation, mine closure and other obligations associated with the assets being sold. The transaction is expected to close early November. The transaction is not expected to have a significant impact on Newmont’s results of operations, cash flows or financial position.

Turquoise Ridge

On September 24, 2003, Newmont announced that it had signed a letter of intent with a subsidiary of Placer Dome America Holding Corporation to enter into a joint venture for the Turquoise Ridge property in Nevada. The agreement provides Newmont with a 25% interest in the Turquoise Ridge and Getchell mines, in return for providing up to 2,000 tons per day of milling capacity at the Company’s Twin Creeks facility in Nevada, and the extinguishment of the 2% Net Smelter Return royalty currently payable by Placer Dome as it relates to the joint venture’s property. Placer Dome will operate the joint venture. The parties expect to complete and sign all definitive joint venture documents before the end of 2003.

Wiluna

On October 16, 2003 NYOL entered into an agreement with a company, whose principals are certain members of Wiluna’s mine management, to sell the Wiluna mine, surrounding tenements and related assets subject to reclamation and closure liabilities. The sale is contingent upon satisfaction of a number of conditions, including certain approvals by the shareholders of a publicly traded company that will be providing funding to the purchaser. NYOL expects to realize proceeds of approximately US $2.4 million upon closure of the transaction expected in December 2003.

Pension Funding

Due to poor returns on plan assets during the last few years, Newmont funded $20.6 million into its pension plans during the first nine months of 2003. The funding during 2003 was from Net cash provided by operating activities. See Market Conditions and Risks, Pension and Other Benefits for more information.

Financing Activities

Scheduled minimum long-term debt repayments as of September 30, 2003 are $12.3 million for the remainder of 2003, $178.9 million in 2004, $434.5 million in 2005, $86.9 million in 2006, $74.8 million in 2007 and $586.7 million thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities.

On October 23, 2003, Newmont announced that its wholly-owned subsidiary, Newmont Capital Limited, initiated a tender offer for any and all of the 7.5% Guaranteed Notes due 2005 totaling $90 million of principal. The offer is scheduled to expire on November 19, 2003 at 5:00pm Eastern Standard Time, unless extended. The purchase price for each $1,000 principal amount of the Notes will be determined by reference to a fixed spread of 35 basis points over the bid side yield of the 1.125% U.S. Treasury Notes due June 30, 2005, calculated to the maturity of the Notes. Holders who validly tender (and do not withdraw) their Notes before 5:00pm Eastern Standard Time on November 5, 2003 receive an early tender fee of $10.00 per $1,000 principal amount payable upon consummation of the offer included in the purchase price. Holders who validly tender after the November 5, 2003 deadline but before the expiration date receive the purchase price, less the $10.00 early tender fee, upon consummation of the offer. In addition, holders may withdraw their Notes until 5:00pm Eastern Standard Time on November 6, 2003. As of October 29, 2003, none of the $90 million of principal had yet been tendered.

On October 10, 2003, Newmont announced that its wholly-owned subsidiary, Newmont USA Limited, initiated a tender offer for any and all of its 8 3/8% Senior Debentures due 2005 totaling $177 million of principal. The offer is scheduled to expire on November 7, 2003 at 5:00pm Eastern Standard Time, unless extended. The purchase price for each $1,000 principal amount of the Senior Debentures will be $1,103.8, plus accrued but unpaid interest up to, but not including, the settlement date. Holders who validly tendered (and did not withdraw) their Senior Debentures before 5:00pm Eastern Standard Time on October 24, 2003 received an early tender fee of $10.00 per $1,000 principal amount payable upon consummation of the offer included in the purchase price. Holders who validly tender after the October 24, 2003 deadline but before the expiration date receive the purchase price, less the $10.00 early tender fee, upon consummation of the offer. As of October 29, 2003, $123.5 million of the $177 million of principal had been tendered.

On September 22, 2003, Newmont announced that it had initiated the early redemption of $100 million in aggregate principal of Battle Mountain Gold 6% Convertible Subordinated Debentures, due January 4, 2005. The debentures were redeemable at par, with accrued interest payable until the expected redemption date of October 29, 2003. As of October 29, 2003, 100% of principal was redeemed and accrued interest paid.

During the nine months ended September 30, 2003, Newmont repaid $25 million of the Ovacik project financing facility, of which $6 million represented scheduled repayments and $19 million represented early extinguishments at face value. $10 million of this was repaid in the third quarter of 2003. $19.1 million of the Otter Gold Co. facility was repaid in the second quarter of 2003. Of this amount $5.3 million represented an early extinguishment at face value. Also during the nine months ended September 30, 2003, $21 million of the Minera Yanacocha trust certificates matured, $5 million of B Tranche of the Minera Yanacocha $100 million credit facility matured and $6 million of the Minera Yanacocha Banco de Peru facility was paid.

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

On May 29, 2003, Newmont made an offer through its subsidiary, YBCL to acquire all of the outstanding 8 7/8% Senior Notes due in April 2008 of its Australian subsidiary, NYOL. The offer to acquire the Senior Notes was at a price of $500 per $1,000 of principal amount. YBCL received binding tenders for the Senior Notes totaling $237 million the total $237.2 million outstanding principal amount.

On July 3, 2003, the board of directors of NYOL resolved to place NYOL into VA as it was insolvent or likely to become insolvent. In conjunction with the VA process, Newmont made an offer to the administrator for NYOL to bring NYOL out of VA. The offer effectively valued the assets in excess of $200 million and NYOL’s outstanding third-party Senior Note holders and the remaining hedge contract counterparty therefore would not receive more than $0.40 on the dollar.

On August 29, 2003, NYOL’s creditors passed a resolution to accept Newmont’s offer and on September 8, 2003, Newmont’s offer, in the form of Deeds of Company Arrangement were signed by the administrators. On September 10, 2003, the conditions precedent to the offer were fulfilled and the offer became effective, so NYOL was returned to the control of its directors, and its employees continue their employment as usual. In accordance with the terms of Newmont’s offer, a subsidiary of NYOL, Clynton Court Pty Limited (“Clynton Court”), subject to deed of company arrangement, assumed the liabilities to be settled, including the outstanding third-party Senior Notes. Newmont also contributed sufficient cash to Clynton Court to settle these liabilities and to pay the fees of the administrators. Upon assumption by Clynton Court, the applicable liabilities of NYOL were extinguished. The foregoing transactions gave rise to a Gain on extinguishment of NYOL bonds, net of $19.6 million and $114.0 million, net of transaction costs for the three months and nine months ended September 30, 2003 respectively.

Certain financial instruments were entered into whereby NYOL had agreed to exchange US dollar fixed interest amounts payable with a gold interest rate. Of the total, US$183.6 million had been swapped into a gold interest rate, of which half is fixed at 3.87% and half is floating. These transactions have been closed out as part of the buy back of the NYOL hedge book liability discussed in Notes 10 and 18 to the Consolidated Financial Statements.

On April 22, 2003, Newmont filed post-effective amendments to previous Registration Statements on Form S-3 filed with the Securities and Exchange Commission for the purpose of increasing its existing universal shelf registration from $500 million to $1.0 billion. This filing will provide the capability to access capital markets for debt or equity securities as required and as market conditions warrant. This Form S-3 was declared effective on October 31, 2003.

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

The Company’s $1.0 billion revolving credit facility, entered into June 1997, was replaced in October 2001 with two unsecured multi-currency revolving credit facilities with a consortium of banks: a $200 million facility with an initial term of 364 days, which may be extended annually to October 2006; and a $400 million revolving facility, which matures in October 2006. In February 2002, in connection with the Normandy transaction, Newmont acquired an additional A$490 million committed revolving multi-option facility with a syndicate of banks. In May 2002, Newmont repaid the $170.6 million outstanding under this facility, closed it and added an additional $150 million Australian bank tranche to the existing facilities for a total borrowing capacity of $750 million. Interest rates and facility fees vary based on the Company’s credit rating. Borrowings under the facilities bear interest equal to either the London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.70% to 0.975% or the greater of the federal funds rate or the lead bank’s prime rate. Annual fees vary from 0.10% to 0.40%. At September 30, 2003, the fees were 0.15%, 0.175% and 0.30% of the commitment, for the $200 million, the $400 million and the $150 million facilities, respectively. The facilities contain customary affirmative and negative covenants including financial covenants requiring the maintenance of specified limitations on debt-to-capitalization and debt-to-earnings before interest, taxes, depreciation and amortization, and restrictions on incurring liens and transactions with affiliates. There were no borrowings under the facilities as of September 30, 2003. The Company is in compliance with all debt covenants.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2003 and at December 31, 2002, $377.2 million and $254.1 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. On January 1, 2003, the Company adopted SFAS 143, “Asset Retirements Obligations” (see Accounting Changes).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $61.3 million and $48.1 million were accrued for such obligations at September 30, 2003 and December 31, 2002, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 54% greater or 33% lower than the amount accrued at September 30, 2003. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 12 and 18 to the Consolidated Financial Statements.

During the nine months ended September 30, 2003 and 2002 capital expenditures were approximately $25.4 million and $9.7 million, respectively, to comply with environmental regulations. Expenditures of $34 million are anticipated for the full year 2003, primarily at Minera Yanacocha. Ongoing costs to comply with environmental regulations have not been a significant component of cash operating costs.

Newmont spent $8.9 million and $5.9 million during the first nine months of 2003 and 2002, respectively, for environmental obligations related to the former mining sites discussed in Note 25 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, as updated in Note 18 to the Consolidated Financial Statements for the quarter ended September 30, 2003 contained herein, and expects to spend approximately $10.7 million for the full year 2003.

Market Conditions and Risks

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $343 by December 31, 2002. During 2003, the price has been consistently above $320 and was $387 at September 30, 2003. Changes in the market price of copper also affect Newmont’s profitability and cash flow from its Batu Hijau mine in Indonesia and its Golden Grove mine in Australia.

Hedging

Newmont generally sells its gold production at market prices. Newmont has historically, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of the Normandy acquisition, three of its affiliates had a substantial derivative instrument position. These three affiliates are now known as Newmont Gold Treasury Pty Ltd, Newmont NFM and NYOL. Following the Normandy acquisition, however, and in accordance with the Company’s non-hedging philosophy, efforts to reduce and simplify the Normandy hedge positions have been undertaken. Accordingly, the Normandy gold hedge books have been reduced by approximately 9.3 million ounces since February 2002. During the quarter ended September 30, 2003, in non-

NYOL entities, 52,000 ounces of uncommitted puts either lapsed or were exercised. In NYOL, 195,000 ounces were extinguished as part of the emergence of NYOL from VA (see Financing Activities). On May 28, 2003, YBCL made an offer to acquire all of NYOL’s gold hedge contracts from the counterparties at $0.50 per $1.00 of net mark-to-market hedge liability as of May 22, 2003. As of July 3, 2003, six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL. The 195,000 ounce position that remained open with the one counterparty that did not take up the original offer was extinguished as part of Newmont’s offer to bring NYOL out of administration (see Note 10 to the Consolidated Financial Statements). In total, the Australian hedge books were reduced by 5.15 million committed ounces and 915,000 uncommitted ounces during the nine months ended September 30, 2003. In the period commencing with the acquisition of Normandy on February 15, 2002 to September 30, 2002, the gold hedge book was reduced by 2.5 million ounces, committed contracts were reduced by 1.7 million ounces and uncommitted contracts for 749,000 ounces were either delivered, closed out or converted from committed contracts.

The result of the activity during the nine months ended September 30, 2003 was that the Normandy gold hedge books were reduced to zero committed ounces and 580,000 uncommitted ounces for a total of 580,000 ounces of outstanding positions at September 30, 2003. The mark-to-market valuation of the Normandy gold hedge books at September 30, 2003 represented a liability of approximately $10.5 million residing in the entity Newmont Gold Treasury Pty Ltd. This valuation compares to a mark-to-market valuation of the Normandy gold hedge books at December 31, 2002 of negative $433 million broken down as follows: Newmont Gold Treasury Pty Ltd $(122) million; Newmont NFM $(23) million; and NYOL $(288) million.

The following table shows the approximate sensitivities of the US$10.5 mark-to-market value of the Normandy gold hedge books to certain market variables as of September 30, 2003 (actual changes in the timing and amount of the following variables may differ from the assumed changes below, unaudited):

	Change in Variable	Change in Mark-to-Market Value (millions)
A$ Interest Rates	+/-1.0%	-/+$0.0
US$/A$ Exchange Rates	+/-$0.01	+/-$0.0
Gold Lease Rates	+/-1.0%	+/-$1.1
US$ Interest Rates	+/-1.0%	-/+$1.2
US$ Gold Price/oz.	+/-$1.00	-/+$0.2

Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties.

Gold Commodity Contracts

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to US$ at the exchange rate of US$0.68 and US$0.56 per A$1 at September 30, 2003 and December 31, 2002, respectively.

Gold Forward Sales Contracts

Newmont had no gold forward commodity contracts outstanding at September 30, 2003 (unaudited) and had the following gold forward contracts as at December 31, 2002:

Gold Forward Contracts
(A$ denominated)	$US(000)
Fixed Forwards	$(138,095)
Floating Rate Forwards	(37,401)
Synthetic Forwards	(34,222)

Total:	$(209,718)

Gold Put Option Contracts

Newmont had the following gold put option contracts at September 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Put Option Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	September 30, 2003	December 31, 2002
								US$ (000)
US$ Denominated Fixed Purchased Puts:
Ounces	52	203	205	100	20	—	580	$(10,545)	$(6,773)
Average price	$292	$292	$292	$338	$397	$—	$304	—	—
A$ Denominated Fixed Purchased Puts:
Ounces	—	—	—	—	—	—	—	$—	$(3,690)
Average price	—	—	—	—	—	—	—	—	—
A$ Denominated Floating Forward Purchased Puts:
Ounces	—	—	—	—	—	—	—	$—	$(12,140)
Average price	—	—	—	—	—	—	—	—	—
Total:

Ounces	52	203	205	100	20	—	580	$(10,545)	$(22,603)

Average price	$292	$292	$292	$338	$397	$—	$304

Note: Through December 31, 2002, the floating forward purchased put option contracts were accounted for as cash flow hedges as they were statistically proven to qualify as highly effective cash flow hedges through that date. However, due to changes in market conditions during the first quarter of 2003, these contracts were no longer considered highly effective cash flow hedges. The effect of this change was a gain of $10.7 million that was recorded in Gain (loss) on gold commodity derivative instruments, net in income during the nine months ended September 30, 2003. These positions were closed out during the second quarter as part of the extinguishment of the NYOL hedge book (Note 10).

Gold Convertible Put Options and Other Instruments

Newmont had no gold convertible put option contracts and other instruments outstanding at September 30, 2003, although positions existed at December 31, 2002. The fair values of these contracts at December 31, 2002 were as follows:

Convertible Put Options and Other Instruments
(A$ denominated)	US $ (000)
Floating Convertible Put Options	$(102,952)
Knock-out/knock-in Contracts	(6,794)
Indexed Forward Contracts	(15,740)

Total:	$(125,486)

Gold Sold Convertible Put Options

Newmont had no sold convertible put option contracts outstanding at September 30, 2003, although a position did exist at December 31, 2002. The fair value of the position at December 31, 2002 was positive $14.3 million.

Sold Put Options

Newmont had no sold put option contracts outstanding at September 30, 2003 or December 31, 2002. A sold put position was created during the first quarter of 2003 and was closed out as part of the YBCL transaction during the second quarter (Note 10).

Price-Capped Sales Contracts

Newmont had the following price-capped forward sales contracts outstanding at September 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Price-capped Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	September 30, 2003	December 31, 2002
(US$ Denominated)								US$ (000)
Ounces	—	—	500	—	—	1,850	2,350	N/A	N/A
Average price	$—	$—	$350	$—	$—	$384	$377

Note: The fair value of the price-capped sales contracts of $53.9 million was recorded as deferred revenue in September 2001 and will be included in sales revenue as delivery occurs in 2005 through 2011. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

Silver Commodity Contracts

During the three months ended September 30, 2003 Newmont entered into silver fixed forward contracts. These contracts have been designated as cashflow hedges of future silver sales and as such, changes in the market value have been recorded in Other comprehensive income, net of tax. Newmont had the following silver forward contracts outstanding at September 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Silver Forward Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	September 30, 2003	December 31, 2002
(US$ Denominated)								US$ (000)
Ounces (in thousands)	150	600	450	—	—	—	1,200	28	N/A
Average price	$5	$5	$5	$—	$—	$—	$5

US$/Gold Swap Contracts

Newmont Australia entered into a US$/gold swap contract whereby principal payments on US$ bonds were swapped into gold-denominated payments of 600,000 ounces in 2008. Newmont Australia also received US$ fixed interest payments and paid gold lease rates, which are indexed to market rates. This instrument was marked to market at each period end, with the change reflected in income up until the contract was closed out during the YBCL buy back process (see Note 10 to the Consolidated Financial Statements). However, the indexed portion of the transaction was held with the one counterparty who did not take up the offer. This position was extinguished as part of the NYOL voluntary administration process (see Note 10 to the Consolidated Financial Statements). The fair value of this instrument at December 31, 2002 was a negative $87.2 million.

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

Newmont acquired certain currency swap contracts as part of the Normandy acquisition intended to hedge the currency risk on repayment of US$-denominated debt. These contracts were closed out during the quarter ended March 31, 2002 for net proceeds of $50.8 million. The contracts were accounted for on a mark-to-market basis until closed out, resulting in a loss to income of $10.9 million for the first quarter of 2002.

Newmont also acquired currency swap contracts as part of the Normandy acquisition to receive Australian dollars and pay US dollars designated as hedges of A$-denominated debt. The A$-denominated debt was repaid during the quarter ended June 30, 2002 and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. At September 30, 2003 and December 31, 2002, they had a negative fair value of $0.6 million and $21.9 million, respectively. At September 30, 2003 and

December 31, 2002, respectively, Newmont had the following foreign currency contracts outstanding. Prices for contracts denominated in A$ have been translated at the exchange rates at September 30, 2003 of US$0.68 per A$1 and at December 31, 2002 of US$0.56 per A$1.

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value September 30, 2003
A$/US$ Currency Exchange Contracts at September 30, 2003 (unaudited):	2003	2004	2005	2006	2007	Thereafter
								US$ (000)
Notional Amounts $US (000)	$5,904	$50,402	$30,700	$—	$—	$—	$87,006	$(582)
Average Exchange Rate (US$ per A$1) Average price	$0.666	$0.645	$0.682	$—	$—	$—	$0.659

A$/US$ Currency Exchange Contracts at December 31, 2002:	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter
								US$ (000)
Notional Amounts $US (000)	$45,390	$56,112	$30,700	$—	$—	$—	$132,202	$(21,924)
Average Exchange Rate (US$ per A$1) Average price	$0.645	$0.646	$0.682	$—	$—	$—	$0.654

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

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at both September 30, 2003 and December 31, 2002. Half of these contracts expire in July 2005 and half expire in May 2011. For the quarters ended September 30, 2003 and 2002, these transactions resulted in a reduction in interest expense of $1.9 million and $1.4 million, respectively, and $5.5 million and $4.2 million for the nine months ended September 30, 2003 and 2002, respectively. These transactions have been designated as fair value hedges and had fair values of $16.3 million and $16.9 million at September 30, 2003 and December 31, 2002, respectively.

Fixed Rate Debt

Newmont has both fixed and variable rate debt. Without considering the specialized $145 million Prepaid Forward Sales Obligation, 81% and 82% of debt was fixed and 19% and 18% was variable at September 30, 2003 and December 31, 2002, respectively after taking into account the debt converted to variable rate using interest rate swaps (See Interest Rate Swap Contracts above). The Company’s fixed rate debt exposure at September 30, 2003 and December 31, 2002 is summarized as follows:

	September 30, 2003 (unaudited)		December 31, 2002
	(in millions)
Carrying value of fixed rate debt*		$652		$766
Fair value of fixed rate debt*		$758		$851
Pro forma fair value sensitivity of fixed rate debt of a +/- 10 basis point interest rate change**	$	+/-2.6	$	+/-2.9

*	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant, Newmont Yandal 8 7/8% notes, Prepaid Forward Sales Obligation, Minera Yanacocha Trust Certificates and certain capital leases.
**	The pro forma information assumes a +/-10 basis point change in market interest rates at September 30, 2003 and December 31, 2002 and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption.

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

Asset Class	Actual Mi x	Target Mi x	Expected Rate Of Return	Standard Deviation or Volatility
U.S. Equity investments	44%	45%	9.5%	17.9%
International equity investments	20%	20%	10.7%	21.1%
Fixed income investments	34%	35%	6.6%	7.0%
Cash and cash equivalents	2%		4.3%	2.8%

			8.1%	14.9%

The Plan’s Trustees evaluate the level of volatility within the total Trust and each of its component investments making appropriate inquiries to the plans’ investment advisors when prudent. Contributions to the pension plans were $12.3, $11.3 and $3.8 million in 2002, 2001 and 2000, respectively. Funding in 2003 is expected to be approximately $21.0 million to $24.0 million, of which approximately $20.6 million has been funded through September 30, 2003.

If the 8% rate of return on plan assets would have been used instead of the 9.25% estimated at January 1, 2002, pension expense would have increased by $1.5 million in the nine months ended September 30, 2002.

A 0.25% reduction in the discount rate assumption (to 6.5%) would have increased pension expense by $0.8 million and other benefits expense $0.4 million in the nine months ended September 30, 2002 had such a rate been determined as the appropriate rate to use. Such a change would have no impact on future pension funding requirements.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K/A for the year ended December 31, 2002, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 18 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The exhibits to this report are listed in the Exhibit Index.

(b)	Reports filed on Form 8-K during the quarter ended September 30, 2003:

•	Report dated July 31, 2003, announcing financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: November 3, 2003	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2003	/s/ DAVID W. PEAT
David W. Peat Vice President and Global Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.

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