Form 10-K
period 2003-12-31
NEWMONT MINING CORP /DE/
filed 2004-03-15
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2003: $11,747,114,016. There were 400,563,988 shares of common stock outstanding (and 42,252,191 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on March 2, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2004 Annual Stockholders Meeting to be held on April 28, 2004, are incorporated by reference into Part III of this report.

i

ii

This document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Newmont Mining Corporation and our affiliates and subsidiaries. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report.

PART I

ITEM 1.    BUSINESS

Introduction

Newmont Mining Corporation is the world’s largest gold producer with significant assets or operations on five continents. We have mining operations in the United States, Australia, Peru, Indonesia, Canada, Uzbekistan, Turkey, Bolivia, New Zealand and Mexico. As of December 31, 2003, Newmont had gold reserves of 91.3 million equity ounces and an aggregate land position of approximately 60,000 square miles (155,840 square kilometers). In 2003, we obtained more than 65% of our equity gold production from politically and economically stable countries, namely the United States, Australia and Canada. Newmont is also engaged in the production of silver, copper and zinc.

Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware. On February 13, 2002, at a special meeting of the stockholders of Newmont, stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions described below and to create a more flexible corporate structure. Newmont merged with an indirect, wholly-owned subsidiary, which resulted in Newmont becoming a wholly-owned subsidiary of a new holding company. The new holding company was renamed Newmont Mining Corporation. There was no impact to the consolidated financial statements of Newmont as a result of this restructuring and former stockholders of Newmont became stockholders of the new holding company. In this report, “Newmont,” the “Company” and “we” refer to Newmont Mining Corporation and/or our affiliates and subsidiaries.

On February 16, 2002, Newmont completed the acquisition of Franco-Nevada Mining Corporation Limited, a Canadian company, pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy Mining Limited, an Australian company, through an off-market bid for all of the ordinary shares of Normandy. On February 26, 2002, when Newmont’s off-market bid for Normandy expired, Newmont had a relevant interest in more than 96% of Normandy’s outstanding shares. Newmont exercised compulsory acquisition rights under Australian law to acquire all of the remaining shares of Normandy in April 2002. The results of operations of Normandy and Franco-Nevada have been included in this Annual Report and Newmont’s financial statements from February 16, 2002 forward.

In 2001, Newmont completed an acquisition of Battle Mountain Gold Company. The acquisition was accounted for as a pooling of interests and, as such, the financial statements in this report include Battle Mountain’s financial data as if Battle Mountain had always been a part of Newmont.

During 2002 and 2003, Newmont continued to review its asset base and operations, with the goal of achieving synergies by consolidating separately-managed assets, combining administrative and exploration staffs, achieving purchasing economies and better utilizing existing processing facilities. We also sold or disposed of lower-margin or non-core operations or interests. Although we will continue to evaluate the potential of achieving additional synergies, the review of our asset base and operations, integration of separately-managed assets and consolidation of administrative and exploration staffs is substantially complete.

In November 2003, Newmont completed a public offering of 25 million shares of common stock, receiving gross proceeds of approximately $1.0 billion.

Unless explicitly stated otherwise in this report, production, ounces sold, revenue and other financial information with respect to 2001 does not include the operations or revenues of Normandy or Franco-Nevada.

For the years ended December 31, 2003, 2002 and 2001, Newmont had revenues of $3.21 billion, $2.66 billion and $1.67 billion, respectively. In 2003 and 2002, Newmont had net income applicable to common shares of $475.7 million and $154.3 million, respectively. In 2001, Newmont had a net loss applicable to common shares of $54.1 million.(1)

Newmont’s corporate headquarters are in Denver, Colorado, USA.

For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Segment Information, Export Sales, etc.

Newmont predominantly operates in a single industry, engaged in worldwide gold production, exploration for gold and acquisition of gold properties. Newmont also has a Base Metals Segment, a Merchant Banking Segment and an Exploration Segment. See Note 26 to the Consolidated Financial Statements for information relating to our business segments, our domestic and export sales, and our customers.

Products

Gold

General.    Newmont sold 7.38 million equity ounces of gold in 2003 and 7.63 million equity ounces in 2002. References in this report to “equity ounces” or “equity pounds” mean that portion of gold or base metals, respectively, produced, sold, or included in proven and probable reserves that is attributable to our ownership or economic interest.

Approximately 39% of Newmont’s equity gold sales in 2003 came from North American operations and 61% came from overseas operations. In 2002, approximately 42% of our gold sales came from North American operations and 58% came from overseas operations. In 2003, 33% of overseas production, or 20% of total production, was attributable to Yanacocha in Peru. As of December 31, 2003, approximately 44% of our total long-lived assets were related to operations outside North America, with 23% of that total in Indonesia and 26% in Peru.

Most of Newmont’s revenue comes from the sale of refined gold in the international market. The end product at each of Newmont’s gold operations, however, is generally doré bars. In certain limited circumstances Newmont sells doré directly to a customer, but generally, because doré is an alloy consisting mostly of gold but also containing silver, copper and other metals, doré bars are sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of refining agreements, the doré bars are refined for a fee, and Newmont’s share of the refined gold and the separately-recovered silver are credited to Newmont’s account or delivered to buyers, except in the case of the doré produced from Newmont’s operation in Uzbekistan. Doré from that operation is refined locally and the refined gold is physically returned to Newmont for sale in international markets.

Newmont has interests in two gold refining businesses: a 40% interest in the AGR Matthey joint venture in Australia, which is one of the world’s largest gold refineries and the largest distributor into the Asian market; and a 50% interest in European Gold Refineries SA in Switzerland, which owns 100% of a gold refining business and a 66.65% interest in a gold distribution business.

(1)	All references to “dollars,” “U.S.$,” or “$” in this report refer to United States currency unless otherwise specified. References to “A$” are to Australian currency, “CDN$” to Canadian currency, “NZD$” to New Zealand currency and “CHF” to Swiss currency.

Gold Uses.    Gold has two main categories of use—product fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and high-karat jewelry, in addition to equity in gold companies such as Newmont.

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

Year	High	Low	Average
1994	$396	$370	$384
1995	$396	$372	$384
1996	$415	$367	$388
1997	$362	$283	$331
1998	$313	$273	$294
1999	$326	$253	$279
2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004 (through March 8, 2004)	$426	$391	$409

Source of Data: Kitco and Reuters

On March 8, 2004, the afternoon fixing price for gold on the London Bullion Market was $399.85 per ounce and the spot market price of gold on the New York Commodity Exchange (“Comex”) was $401.15 per ounce.

Newmont generally sells its gold or doré at the prevailing market prices during the month in which the gold or doré is delivered to the customer. Newmont recognizes revenue from a sale when the price is determinable, the gold or doré has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

Copper

General.    At December 31, 2003, Newmont had a 56.25% economic interest (a 45% ownership interest) in the Batu Hijau mine in Indonesia, which began production in 1999. During 2003, the Batu Hijau mine sold copper/gold concentrates containing 343.4 million equity pounds of copper and 328,900 equity ounces of gold. The Batu Hijau concentrates contain approximately 31% copper and about 0.51 ounce of gold per ton. In addition, the 100% owned Golden Grove operation in Western Australia sold concentrates containing 74.3 million pounds of copper during 2003. The Golden Grove copper concentrates contain approximately 25% copper. The majority of Newmont’s production is sold under long-term contracts, and the balance on the spot market.

Copper Uses.    Refined copper, the final product from the treatment of concentrates, is incorporated into wire and cable products for use in the construction, electric utility, communications and transportation industries. Copper is also used in industrial equipment and machinery, consumer products and a variety of other electrical and electronic applications and is used to make brass. Copper substitutes include aluminum, plastics, stainless steel and fiber optics. Refined, or cathode, copper is also an internationally traded commodity.

Copper Price.    The price of copper is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. Copper prices tend to be more cyclical than gold prices and are more directly affected by worldwide supply and demand. The volatility of the copper market is illustrated by the following table, which shows the dollar per pound equivalent of the high, low and average prices of high grade copper on the London Metal Exchange in each of the last ten years.

Year	High	Low	Average
1994	$1.40	$0.78	$1.05
1995	$1.47	$1.23	$1.33
1996	$1.29	$0.83	$1.04
1997	$1.23	$0.77	$1.03
1998	$0.85	$0.65	$0.75
1999	$0.84	$0.61	$0.71
2000	$0.91	$0.73	$0.82
2001	$0.83	$0.60	$0.72
2002	$0.77	$0.64	$0.71
2003	$1.05	$0.70	$0.81
2004 (through March 8, 2004)	$1.39	$1.06	$1.20

Source of Data: London Metal Exchange

On March 8, 2004, the closing spot price of high grade copper was equivalent to $1.33 per pound on the London Metal Exchange.

Zinc

General.    Newmont produces zinc, lead and copper concentrates at its Golden Grove operation in Western Australia. Golden Grove sold concentrates containing 104.7 million pounds of zinc during 2003. The Golden Grove zinc concentrates contain approximately 52% zinc.

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

Year	High	Low	Average
1994	$0.54	$0.41	$0.45
1995	$0.55	$0.43	$0.47
1996	$0.50	$0.44	$0.46
1997	$0.80	$0.47	$0.60
1998	$0.52	$0.42	$0.46
1999	$0.56	$0.41	$0.49
2000	$0.58	$0.46	$0.51
2001	$0.48	$0.33	$0.40
2002	$0.38	$0.33	$0.35
2003	$0.46	$0.34	$0.38
2004 (through March 8, 2004)	$0.52	$0.45	$0.48

Source of Data: London Metal Exchange

On March 8, 2004, the closing spot price of zinc on the London Metal Exchange was equivalent to $0.50 per pound.

Hedging Activities

With respect to gold, Newmont’s philosophy is to remain largely unhedged. Therefore, Newmont generally sells its gold production at market prices. Historically, Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with commodities, interest rates and foreign currency. The hedging policy authorized by Newmont’s Board of Directors limits total gold hedging activity to 16 million ounces. Prior to the acquisitions of Normandy and Franco-Nevada, Newmont utilized forward sales contracts for a portion of the gold production from the Minahasa mine in Indonesia and from the Nevada and Canadian operations. No costs were incurred in connection with these forward sales contracts and there were no margin requirements related to these contracts.

At the time of Normandy’s acquisition, three of its affiliates had a substantial derivative instrument position. Those affiliates are now known as Newmont Gold Treasury (“NGT”), Newmont NFM Limited and Newmont Yandal Operations Pty Ltd (“NYOL”). Normandy’s policy was to hedge a minimum of 60% of recoverable reserves (which are generally between 80% and 95% of total reserves). Normandy utilized forward sales contracts with fixed and floating gold lease rates, but did not enter into contracts that required margin calls and had no outstanding long-dated sold call options.

Following the Normandy acquisition, and in accordance with our unhedged philosophy, efforts to proactively reduce and simplify the Normandy hedge positions were undertaken. The Newmont NFM and NGT gold hedge books were reduced by approximately 9.4 million ounces from February 16, 2002 to December 31, 2003. Gold forward sales contracts and other “committed hedging obligations” were reduced by 7.5 million ounces by delivering production into the contracts or through early close-outs. Similarly, uncommitted contracts for 1.9 million ounces were either delivered into, were allowed to lapse or were closed out early. Thus, as of December 31, 2003, the Newmont NFM gold hedge book has been eliminated, and the NGT gold hedge book has been reduced to zero committed ounces and 528,000 uncommitted ounces.

In addition, on May 28, 2003, a wholly-owned subsidiary of Newmont offered to acquire all of NYOL’s gold hedge obligations from NYOL’s counterparties. Six of seven of these counterparties accepted this offer, receiving $0.50 for each dollar of net mark-to-market liability under their individual hedge contracts, calculated as of May 22, 2003. On July 3, 2003, NYOL was placed into voluntary administration (a form of Australian insolvency proceeding). On September 10, 2003, NYOL emerged from the voluntary administration process, remaining a wholly-owned indirect subsidiary of Newmont, following acceptance by NYOL’s creditors of an offer from another Newmont subsidiary that effectively valued the assets of NYOL at more than $200 million. Acceptance of this offer by NYOL’s creditors had the effect of extinguishing NYOL’s hedge contract liability.

As of December 31, 2002, the mark-to-market valuation of the Normandy gold hedge positions was a negative $433 million, broken down as follows: NGT, negative $122 million; Newmont NFM, negative $23 million; and NYOL, negative $288 million. At December 31, 2003, the mark-to-market valuation of the Normandy gold hedge positions was approximately negative $12 million.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 15 to the Consolidated Financial Statements.

Merchant Banking

Newmont has a separate Merchant Banking business unit. Merchant Banking is a “reportable segment” for financial reporting purposes, with sub-segments relating to portfolio management (providing in-house investment banking and advisory services) and management of Newmont’s equity portfolio, royalty portfolio and downstream gold refining and distribution business.

With respect to portfolio management, the Merchant Banking group helps Newmont maximize net asset value per share and increase cash flow, earnings and reserves by working with Newmont’s exploration, operations and finance teams to prioritize near-term goals within longer-term strategies. Merchant Banking is engaged in developing value optimization strategies for operating and non-operating assets, business development activities, potential merger and acquisition analysis and negotiations, monetizing inactive exploration properties, capitalizing on Newmont’s proprietary technology and know-how and acting as an internal resource for other corporate groups to improve and maximize business outcomes. In 2003, Merchant Banking completed more than 40 separate transactions. Merchant Banking was instrumental in the acquisitions of the minority interests at Tanami in Australia and Martha in New Zealand, through the Newmont NFM and Otter privatizations, and in the Ahafo project in Ghana. In 2002 and 2003, Merchant Banking advised Newmont regarding the process of extinguishing the majority of bond and derivative liabilities of NYOL. For additional information on the NYOL transactions, see Note 12 to the Consolidated Financial Statements.

A key aspect of portfolio management is assisting Newmont in extracting economies of scale with its partners and neighboring mines. Merchant Banking continues to evaluate district optimization opportunities in Nevada, Australia and Canada, covering a broad range of alternatives, including asset exchanges, unitization, joint ventures, partnerships, sales, spinouts and buyouts. In 2003, Merchant Banking assisted in the acquisition of a 25% interest in the Turquoise Ridge joint venture in Nevada, enabling ores from the Getchell and Turquoise Ridge mines to be processed at Newmont’s Twin Creeks Mill.

In early 2003, Merchant Banking was instrumental in creating the seventh largest gold company in the world by contributing its equity interest in Echo Bay Mines Ltd. and selling its interest in the TVX Newmont Americas joint venture into the newly merged Kinross Gold Corporation. Merchant Banking sold part of Newmont’s interest in Kinross in September 2003 for $225 million. The approximate fair value of Newmont’s equity portfolio was $140 million as of December 31, 2003.

Merchant Banking is responsible for managing Newmont’s royalty income portfolio. Royalties offer a natural hedge against lower gold prices by providing free cash flow from a diversified set of assets with limited operating, capital or environmental risk while retaining upside exposure to further exploration discoveries and reserve expansions. Merchant Banking seeks to grow Newmont’s royalty portfolio in a number of different ways, and looks for opportunities to acquire existing royalties from third parties or to create them in connection with transactions. Merchant Banking also identifies current Newmont properties or exploration targets for sale if they are incompatible with our core objectives. In the case of a sale, Merchant Banking often seeks to retain royalty or other future participation rights in addition to cash or other consideration received in the sale. Through this process, Newmont intends to continue to benefit from any discoveries made by other operators on lands on which we have a royalty, and to obtain revenues from the properties without incurring operating or capital risk.

In 2003, Newmont’s royalty interests generated $56.3 million in revenue. Newmont has royalty interests in Barrick Gold Corporation’s Goldstrike and Eskay Creek mines, Placer Dome’s Henty and Bald Mountain mines and Stillwater Mining’s Stillwater and East Boulder palladium-platinum mines, among others. Newmont also has a significant oil and gas royalty portfolio in western Canada. During the year, new royalties were added through property transactions and asset sales. A land lease program in Nevada is accelerating exploration of non-core lands with Newmont retaining royalties and future participation rights. For additional information regarding Newmont’s royalty portfolio, see Item 2, Properties, Royalty Properties, below.

Merchant Banking manages Newmont’s interests in two gold refining and product distribution businesses, AGR Matthey joint venture (“AGR”) in Australia and European Gold Refineries SA (“EGR”) in Switzerland. Newmont has a 40% interest in AGR, from which Newmont received dividends in 2003 of $2.1 million. AGR is one of the world’s largest gold refineries and is the largest distributor of gold into the Asian market. The products division markets wholesale finished jewelry and supplies the jewelry manufacturing industry throughout Australia and Asia.

During 2003, Newmont acquired a 50% interest in EGR, with Swiss residents holding the remaining 50%. Simultaneously, EGR purchased 100% of a Swiss gold refinery, Valcambi SA (“Valcambi”), and 66.65% of a gold distribution business, Finorafa SA (“Finorafa”). Valcambi is a London Gold Delivery precious metals refiner and manufacturer of semi-finished products for the luxury Swiss watch industry, and Finorafa is the second largest distributor and financier of gold products for the Italian market.

Exploration

Newmont spent $115.2 million in 2003, $88.9 million in 2002 and $55.5 million in 2001 for exploration, research and development. The Exploration Segment is responsible for all activities, regardless of location, associated with the Company’s efforts to discover mineralized material (as defined in Note 2 to the Consolidated Financial Statements) that will potentially advance into proven and probable reserves. Exploration work may be conducted in areas surrounding our existing mines for the purpose of locating additional deposits and determining mine geology, and in other prospective gold regions. Our exploration teams employ state-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, as well as geochemical and geological prospecting methods, to identify prospective targets.

As of December 31, 2003, Newmont had proven and probable reserves of 91.3 million equity ounces. As a result of exploration efforts and the assumption of a higher gold price, Newmont added 15.1 million equity ounces to proven and probable reserves in 2003, with 8.8 million ounces being depleted from mining.

In Nevada, Newmont added approximately 6 million equity ounces, before depletion of 3.0 million equity ounces from mining, for year-end 2003 proven and probable reserves of 33.7 million equity ounces.

In Peru, exploration at Yanacocha focused on defining surface and covered oxide mineralization in the La Quinua basin including the prospective Corimayo deposit, which was brought into reserves in 2002. Exploration work also continued to further define mineralized sulfide material below several oxide deposits. In 2003, 1.5 million equity ounces were added to proven and probable reserves, and 2.0 million equity ounces were depleted from mining, for year-end proven and probable reserves of 16.3 million equity ounces.

In Australia, the Company added 738,000 equity ounces of proven and probable reserves at Kalgoorlie and 222,000 ounces at Pajingo. These additions, plus the increase in ownership at Tanami to 100%, helped offset depletion of 2.0 million equity ounces, for year-end 2003 Australian proven and reserves of 16.2 million equity ounces.

At Batu Hijau, positive exploration and mine optimization efforts resulted in proven and probable reserves of 6.3 billion equity pounds of copper and 7.1 million equity ounces of gold as of December 31, 2003, despite depletion of 492 million equity pounds of copper and 442,000 equity ounces of gold.

In addition to reserve additions at our core operations, exploration and mine development efforts in 2003 focused on two projects in Ghana, Ahafo and Akyem, nearly doubling the prior year’s reserves. As of December 31, 2003, the Company reported reserves of 7.6 million ounces at Ahafo and 4.3 million equity ounces at Akyem.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to Newmont’s business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Bolivia, Ghana, Indonesia, Peru, Mexico, Turkey and Uzbekistan. The concessions and contracts are subject to the political risks associated with foreign operations. See Item 1A, Risk Factors, Risks Related to Newmont Operations, below. For a more detailed description of our Indonesian Contracts of Work, see Item 2, Properties, below.

Condition of Physical Assets and Insurance

Our business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Liquidity and Capital Resources, below.

We maintain insurance against property loss and business interruption and insure against risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance in connection with a particular event. See Item 1A, Risk Factors, Risks Related to Newmont Operations, below.

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

We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with all applicable laws and regulations. Each operating Newmont mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2003, $361.0 million was accrued for reclamation costs relating to currently producing mineral properties.

Newmont also is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the activities required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $58.6 million was accrued as of December 31, 2003 for such obligations associated with properties previously owned or operated by Newmont or our subsidiaries. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 54% greater or 41% lower than the amount accrued as of December 31, 2003. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to costs and expenses in the period estimates are revised.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Note 27 to the Consolidated Financial Statements, below.

Employees

There were approximately 13,400 people employed by Newmont and our affiliates worldwide at December 31, 2003, and approximately 13,200 people employed by Newmont and our affiliates worldwide at December 31, 2002.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

•	statements regarding future earnings, and the sensitivity of earnings to gold and other metal prices;

•	estimates of future mineral production and sales for specific operations and on a consolidated basis;

•	estimates of future production costs and other expenses, for specific operations and on a consolidated basis;

•	estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices;

•	estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof;

•	statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and expected production commencement dates;

•	estimates of future costs and other liabilities for certain environmental matters;

•	estimates of reserves, and statements regarding future exploration results and reserve replacement;

•	statements regarding modifications to Newmont’s hedge positions;

•	statements regarding future transactions relating to portfolio management or rationalization efforts;

•	estimates regarding timing of future capital expenditures, production or closure activities; and

•	projected synergies and costs associated with acquisitions and related matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to: the price of gold and copper; currency fluctuations; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic and foreign laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; the ability of Newmont to obtain or maintain necessary financing; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Newmont disclaims any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Available Information

Newmont maintains an internet web site at www.newmont.com. Newmont makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Newmont has provided same day access to such reports through its web site since November 15, 2002. Newmont’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Business Ethics and Conduct are also available on the web site. Any of the foregoing information is available in print to any stockholder who requests it by contacting Newmont’s Investor Relations Department.

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

Risks Related to the Gold Mining Industry Generally

A Substantial or Extended Decline in Gold Prices Would Have a Material Adverse Effect on Newmont

Newmont’s business is extremely dependent on the price of gold, which is affected by numerous factors beyond Newmont’s control. Factors tending to put downward pressure on the price of gold include:

•	sales or leasing of gold by governments and central banks;

•	a strong U.S. dollar;

•	global and regional recession or reduced economic activity;

•	speculative trading;

•	decreased demand for gold for industrial uses, use in jewelry and investment;

•	high supply of gold from production, disinvestment, scrap and hedging;

•	sales by gold producers in forward transactions and other hedging transactions; and

•	devaluing local currencies (relative to gold priced in U.S. dollars) leading to lower production costs and higher production in certain major gold-producing regions.

Any drop in the price of gold adversely impacts our revenues, profits and cash flows, particularly in light of our unhedged philosophy. Newmont has recorded asset write-downs in recent years as a result of a sustained period of low gold prices. Newmont may experience additional asset impairment as a result of low gold prices in the future.

In addition, sustained low gold prices can:

•	reduce revenues further through production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then-prevailing gold price;

•	halt or delay the development of new projects;

•	reduce funds available for exploration, with the result that depleted reserves are not replaced; and

•	reduce existing reserves, by removing ores from reserves that cannot be economically mined or treated at prevailing prices.

Also see the discussion in Item 1, Business, Gold Price.

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

Increased Costs Could Affect Profitability

Cash costs at any particular mining location frequently are subject to great variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, cash costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any one location could have a significant effect on Newmont’s profitability.

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

Currency Fluctuations May Affect the Costs that Newmont Incurs

Currency fluctuations may affect the costs that we incur at our operations. Gold is sold throughout the world based principally on the U.S. dollar price, but a portion of Newmont’s operating expenses are incurred in local currencies. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable. The currencies that primarily impact Newmont’s results of operations are the Australian and Canadian dollars.

During 2003, the Australian and Canadian dollars strengthened by an average of 17% and 11%, respectively, against the U.S. dollar. This increased U.S. dollar reported operating costs in Australia and Canada by approximately $76.2 million and $7.6 million, respectively. For additional information, see Item 7,

Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Operations, Foreign Currency Exchange Rates, below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Gold Mining Companies Are Subject to Extensive Environmental Laws and Regulations

Newmont’s exploration, mining and processing operations are regulated in all countries in which we operate under various federal, state, provincial and local laws relating to the protection of the environment, which generally include air and water quality, hazardous waste management and reclamation. Delays in obtaining or failure to obtain government permits and approvals may adversely impact our operations. The regulatory environment in which Newmont operates could change in ways that would substantially increase costs to achieve compliance. In addition, significant changes in regulation could have a material adverse effect on Newmont’s operations or financial position. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 27 to the Consolidated Financial Statements.

Risks Related to Newmont Operations

Our Operations Outside North America and Australia Are Subject to Risks of Doing Business Abroad

Exploration, development and production activities outside of North America and Australia are potentially subject to political and economic risks, including:

•	cancellation or renegotiation of contracts;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

•	changes in foreign laws or regulations;

•	royalty and tax increases or claims by governmental entities, including retroactive claims;

•	expropriation or nationalization of property;

•	currency fluctuations (particularly in countries with high inflation);

•	foreign exchange controls;

•	restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, and on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

•	import and export regulations, including restrictions on the export of gold;

•	restrictions on the ability to pay dividends offshore;

•	risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	risk of loss due to disease and other potential endemic health issues; and

•	other risks arising out of foreign sovereignty over the areas in which our operations are conducted.

Consequently, Newmont’s exploration, development and production activities outside of North America and Australia may be substantially affected by factors beyond Newmont’s control, any of which could materially adversely affect Newmont’s financial position or results of operations. Furthermore, in the event of a dispute arising from such activities, Newmont may be subject to the exclusive jurisdiction of courts outside North America or Australia, which could adversely affect the outcome of a dispute.

Newmont has substantial investments in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence, changes in national leadership, and the secession of East Timor, one of its former provinces. Despite democratic elections in 1999, a change in government occurred in late July 2001, and civil unrest, independence movements and tensions between the civilian government and the military continue. The presidential election occurring in 2004 could lead to increased instability. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, or expropriation of assets. If this were to occur with respect to Newmont’s Indonesian Contracts of Work, Newmont’s financial condition and results of operations could be materially adversely affected. For additional information, see Note 10 to the Consolidated Financial Statements.

During the last several years, Minera Yanacocha, of which Newmont owns a 51.35% interest, has been the target of numerous local political protests, including ones that blocked the road between the Yanacocha mine complex and the city of Cajamarca in Peru. We cannot predict whether these incidents will continue, nor can we predict the government’s continuing positions on foreign investment, mining concessions, land tenure, environmental regulation or taxation. The continuation or intensification of protests or a change in prior governmental positions could adversely affect operations in Peru.

Recent violence committed by radical elements in Indonesia and other countries, and the presence of U.S. forces in Iraq and Afghanistan, may increase the risk that operations owned by U.S. companies will be the target of further violence. If any of Newmont’s operations were so targeted it could have an adverse effect on our business.

Our Success May Depend on Our Social and Environmental Performance

Newmont’s ability to operate successfully in communities around the world will likely depend on our ability to develop, operate and close mines in a manner that is consistent with the health and safety of our employees, the protection of the environment, and the creation of long-term economic and social opportunities in the communities in which we operate. Newmont has implemented a management system designed to promote continuous improvement in health and safety, environmental performance and community relations. However, our ability to operate may be adversely impacted by accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees or the communities in which we operate.

Remediation Costs for Environmental Liabilities May Exceed the Provisions We Have Made

Newmont has conducted extensive remediation work at two inactive sites in the United States. At one of these sites, remediation requirements have not been finally determined, and, therefore, the final cost cannot be determined. At a third site in the United States, an inactive uranium mine and mill formerly operated by a subsidiary of Newmont, remediation work at the mill is ongoing, but remediation at the mine is subject to dispute and has not yet commenced. The environmental standards that may ultimately be imposed at this site as a whole remain uncertain and there is a risk that the costs of remediation may exceed the provision Newmont’s subsidiary has made for such remediation by a material amount.

Whenever a previously unrecognized remediation liability becomes known or a previously estimated cost is increased, the amount of that liability or additional cost is expensed and this can materially reduce net income in that period.

The Use of Hedging Instruments May Prevent Gains Being Realized from Subsequent Price Increases

Consistent with Newmont’s unhedged philosophy, Newmont does not intend to enter into new material gold hedging positions and intends to continue to decrease hedge positions over time by opportunistically delivering gold into our existing hedge contracts, or by seeking to eliminate our hedge position when economically attractive. Nonetheless, Newmont currently has gold hedging positions and may, from time-to-time, enter into hedge contracts for other metals. If the gold or other metal price rises above the price at which future production has been committed under these hedge instruments, Newmont will have an opportunity loss. However, if the gold or other metal price falls below that committed price, Newmont’s revenues will be protected to the extent of such committed production. In addition, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold or other metal price.

For a more detailed description of the Newmont hedge positions, see the discussion in Hedging in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, and Note 15 to the Consolidated Financial Statements, below.

Our Level of Indebtedness May Affect Our Business

As of December 31, 2003, Newmont had debt of $1.1 billion, as compared to $1.8 billion as of December 31, 2002. Although Newmont was successful in reducing debt during 2003, there can be no assurance that it can continue to do so. Our level of indebtedness could have important consequences for our operations, including:

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

Occurrence of Events for Which We Are Not Insured May Affect Our Cash Flow and Overall Profitability

We maintain insurance to protect ourselves against certain risks related to our operations. This insurance is maintained in amounts that we believe to be reasonable depending upon the circumstances surrounding each identified risk. However, Newmont may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. Some concern always exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crisis are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation and a unilateral modification of concessions and contracts. Newmont does not maintain insurance against political risk. Occurrence of events for which Newmont is not insured may affect our cash flow and overall profitability.

Our Business Depends on Good Relations with Our Employees

Newmont may experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. At December 31, 2003, unions represented approximately 23% of our worldwide work force. On that date, Newmont had 1,009 employees at its Carlin, Nevada operations, 191 employees in Canada at its

Golden Giant operations, 3,150 employees in Indonesia at its Batu Hijau operations, 39 employees in New Zealand at its Martha operation, 169 employees in Bolivia at its Kori Kollo operation, 265 employees in Australia at its Golden Grove, Mt. Leyshon and Kalgoorlie operations, 390 employees in Peru at its Yanachocha operation, and 299 employees in Turkey at its Ovacik operation, working under a collective bargaining agreement or similar labor agreement. Currently there are labor agreements in effect for all of these workers.

Our Earnings Could Be Affected by the Prices of Other Commodities

The revenues and earnings of Newmont also could be affected by the prices of other commodities such as copper and zinc, although to a lesser extent than by the price of gold. The prices of copper and zinc are affected by numerous factors beyond Newmont’s control. For more information, see Item 1, Products, Copper and Zinc, above, and Item 2, Properties, below.

Title to Some of Our Properties May Be Defective or Challenged

Although we have conducted title reviews of our properties, title review does not necessarily preclude third parties from challenging our title. While Newmont believes that it has satisfactory title to its properties, some risk exists that some titles may be defective or subject to challenge. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, but such claims would not deprive us of the properties. For information regarding native title or traditional landowner claims, see the discussion under the Australia section of Item 2, Properties, below.

We Compete With Other Mining Companies

We compete with other mining companies to attract and retain key executives and other employees with technical skills and experience in the mining industry. We also compete with other mining companies for rights to mine properties containing gold and other minerals. There can be no assurance that Newmont will continue to attract and retain skilled and experienced employees, or to acquire additional rights to mine properties.

Newmont’s Anti-Takeover Provisions Could Limit Amounts Offered in a Takeover

Article Ninth of our certificate of incorporation and our shareholder rights plan may make it more difficult for various corporations, entities or persons to acquire control of us or to remove management. Article Ninth of our certificate of incorporation requires us to obtain the approval of holders of 80% of all classes of our capital stock who are entitled to vote in the election of directors, voting together as one class, to enter into certain types of transactions generally associated with takeovers, unless our Board of Directors approves the transaction before the other corporation, entity or person acquires 10% or more of our outstanding shares. In addition, we also have a shareholder rights plan, pursuant to which each share of our common stock also evidences one preferred share purchase right. The shareholder rights plan, in effect, imposes a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of the Board. While the anti-takeover provisions in our certificate of incorporation and our shareholder rights plan protect stockholders from coercive or otherwise unfair takeover tactics, they may also limit the premium over market price available to holders of common stock in a takeover situation.

Certain Factors Outside of Our Control May Affect Our Ability to Support the Carrying Value of Goodwill

At December 31, 2003, the carrying value of our goodwill was approximately $3.0 billion or 28% of our total assets. Such goodwill has been assigned to our Merchant Banking ($1,594 million) and Exploration ($1,130 million) Segments, and to various mine site reporting units ($320 million in the aggregate). As further described in Note 3 to the Consolidated Financial Statements, this goodwill primarily arose in connection with our February 15, 2002 acquisitions of Normandy and Franco-Nevada, and it represents the excess of the aggregate purchase price for those companies over the fair value of the identifiable net assets of Normandy and Franco-Nevada. Such goodwill was assigned to reporting units based on independent appraisals performed by Behre Dolbear and Company, Inc., an independent consulting and valuation firm (“Behre Dolbear”). We evaluate, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. This evaluation involves a comparison of the fair value of our reporting units to their carrying values.

Based on a valuation prepared by an independent valuation firm, the Company concluded that the fair values of the Merchant Banking and Exploration Segments as of December 31, 2003 significantly exceeded their respective carrying values. The fair values of the reporting units are based in part on certain factors that may be partially or completely outside of our control, such as the investing environment, the discovery of proven and probable reserves, commodity prices and other factors. In addition, certain of the assumptions underlying the December 31, 2003 Merchant Banking and Exploration valuations may not be easily achieved by the Company, even though such assumptions were based on historical experience and the Company considers such assumptions to be reasonable under the circumstances.

The fair value of the Company’s equity portfolio at December 31, 2002 was approximately $310 million. During 2003, the Company did not make any substantial new additions to the equity portfolio but did sell a substantial proportion of its investment in Kinross, which represented the majority of value of the equity portfolio at the time of sale. As discussed below, the December 31, 2003 discounted cash flow analysis for the equity portfolio sub-segment of the Merchant Banking Segment assumed an initial equity portfolio of approximately $140 million (approximate fair value of equity portfolio at December 31, 2003) and capital infusions of $120 million annually for the next three fiscal years. The assumed capital infusions are necessary to bring the equity portfolio to a level necessary to support the carrying value of the Merchant Banking Segment. The Company has both the ability and intention to meet these funding requirements, but no assurance can be given that it will be successful in this regard.

To perform its December 31, 2003 impairment testing, the Company revised the financial model used to support the valuation of the Merchant Banking Segment to take into account the evolving activities and objectives of the Merchant Banking Segment and to recognize the reduced investment level of the equity portfolio. Assumptions applicable to the equity portfolio sub-segment of the Merchant Banking Segment financial model included: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) pre-tax returns on investment ranging from 35% starting in 2004 and gradually declining to 15% in 2011 through 2013; (iv) an initial equity portfolio investment of approximately $140 million; (v) capital infusions of $120 million annually for the next three fiscal years; and (vi) a terminal value of approximately $1.5 billion. With respect to the royalty portfolio sub-segment of the Merchant Banking Segment, such assumptions included: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) an annual growth rate of 5% in the royalty portfolio; and (iv) a pre-tax rate of return on investment of 13%. With respect to the portfolio management sub-segment of the Merchant Banking Segment, such assumptions included: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax advisory fee of 5% on approximately $500 million of transactions and value-added activities in 2004, with the dollar amounts of such transactions and activities increasing by 5% annually thereafter. With respect to the downstream gold refining sub-segment of the Merchant Banking Segment, such assumptions included: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax annual return on investments of $4.2 million. The valuation analysis assumed a combined terminal value for the royalty portfolio, portfolio management and downstream gold refining sub-segments of approximately $900 million.

To perform its December 31, 2003 Exploration Segment impairment testing, the Company reviewed the segment’s performance during 2003 and prior years in generating additions to proven and probable reserves. Based on this review, the Company revised the financial model used to support the valuation of the Exploration Segment. The Exploration Segment financial model assumed the following: (i) the Exploration Segment would be responsible for adding 7.9 million ounces to proven and probable reserves in year one of the discount period; (ii) such additions would increase by 5% annually; and (iii) approximately 64%, 61%, 58% and 20% of additions in years 2004, 2005, 2006 and 2007 would represent ounces that had previously been valued in the Normandy purchase accounting. In addition, the discounted cash flow model for the Exploration Segment assumed, among other matters: (i) a sixteen-year time horizon, including a six-year time lapse between discovery and the initiation of production and a five-year production period; (ii) a 9% discount rate; (iii) a terminal value of approximately $3.9 billion; (iv) an average gold price of $360 per ounce during the time horizon; (v) cash operating costs per ounce produced of $201; and (vi) capital costs per ounce of $50.

In the absence of any mitigating valuation factors, the Company’s failure to achieve one or more of the December 31, 2003 valuation assumptions will over time result in an impairment charge. Accordingly, no assurance can be given that significant non-cash impairment losses will not be recorded in the future due to possible declines in the fair values of our reporting units. For a more detailed description of the estimates and assumptions involved in assessing the recoverability of the carrying value of goodwill, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Critical Accounting Policies, below.

ITEM 2.    PROPERTIES

Gold Processing Methods

Gold is extracted from naturally-oxidized ores by either heap leaching or milling, depending on the amount of gold contained in the ore and the amenability of the ore to treatment. Gold contained in ores that are not naturally oxidized can be directly milled if the gold is amenable to cyanidization, generally known as free milling ores. Ores that are not amenable to cyanidization, known as refractory ores, require more costly and complex processing techniques than oxide or free milling ore. Higher-grade refractory ores are processed through either roasters or autoclaves. Roasters heat finely ground ore with air and oxygen to a high temperature, burn off the carbon and oxidize the sulfide minerals that prevent efficient leaching. Autoclaves use heat, oxygen and pressure to oxidize sulfide minerals in the ore.

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

Higher-grade oxide ores are processed through mills, where the ore is ground into a fine powder and mixed with water in slurry, which then passes through a cyanide leaching circuit. Lower grade oxide ores are processed using heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the top surface of the heaps to dissolve the gold. In both cases, the gold-bearing solution is then collected and pumped to facilities to remove the gold by collection on carbon or by zinc precipitation directly from leach solutions.

Newmont Properties

Production Properties

Set forth below is a description of the significant production properties of Newmont and its subsidiaries. Total cash costs and total production costs for each operation are presented in a table in the next section of this Item 2. Total cash costs and total production costs represent measures of performance that are not calculated in accordance with generally accepted accounting principles (“GAAP”). Management uses these non-GAAP financial measures to analyze the cash generating capacities and performance of Newmont’s mining operations. For a reconciliation of these non-GAAP measures to Costs Applicable to Sales as calculated and presented under GAAP, see Item 2, Properties, Operating Statistics.

North America

Nevada.    Newmont has been mining gold in Nevada since 1965. Newmont’s Nevada operations include Carlin, located west of Elko on the geologic feature known as the Carlin Trend, and the Winnemucca Region, located 80 miles (129 kilometers) to the west of Carlin. The Carlin Trend is the largest gold district discovered in North America in the last 50 years. The Winnemucca Region includes the Twin Creeks mine located near Winnemucca, the Lone Tree Complex located near Battle Mountain, and the Battle Mountain Complex, near Battle Mountain, where a large gold/copper deposit known as Phoenix is under development. Our Nevada operations also include the Midas underground mine, acquired in February 2002.

Gold sales from Newmont’s Nevada operations totaled approximately 2.5 million equity ounces for 2003. Ore was mined from 12 open pit deposits and five underground mines in 2003. Production began in 2003 at Section 30 at Twin Creeks and at the Gold Quarry South Layback on the Carlin Trend. Underground mine development is expected to continue in 2004 at the Leeville underground mine, with annual gold production of approximately 500,000 ounces expected to commence in late 2005. At the Phoenix project, full-scale annual production is expected to be between 400,000 to 450,000 ounces of gold and 18 to 20 million pounds of copper and is scheduled to begin in mid-2006.

Newmont’s operations in Nevada have a number of different ore types and processing techniques. Newmont has developed a linear programming model to determine the best mix of ore types for each processing facility in order to optimize the value of the ore deposits. Approximately 71% of Newmont’s 2003 year-end proven and probable gold reserves in Nevada are refractory and the remainder are oxide. Refractory ores require more complex, higher cost processing methods. Refractory ore treatment facilities generated 71% of Nevada’s gold production in 2003, compared with 66% in 2002, and 65% in 2001. In 2004, the percentage of production from refractory treatment facilities is expected to be approximately 66% of Nevada’s gold production, as ore is processed from two new, predominantly oxide, ore laybacks at Gold Quarry and Twin Creeks. Over the next several years, however, the percentage of production from refractory treatment facilities is expected to increase.

Higher-grade oxide ores are processed at one oxide mill at Carlin, one at Twin Creeks and one at Lone Tree. Lower-grade oxide ores are processed using heap leaching. Higher-grade refractory ores are processed through either a roaster at Carlin or through autoclaves at Twin Creeks and Lone Tree. Lower-grade sulfide ores are processed through a flotation plant at Lone Tree and through bio-milling at Mill 5. Ore from the Midas mine is processed by conventional milling and Merrill-Crowe zinc precipitation. Gold-bearing activated carbon from Carlin’s milling and leaching facilities is processed on-site at a central carbon processing plant and adjacent refining facilities. Loaded carbon from the Twin Creeks and Lone Tree mines is processed at the Twin Creeks refinery. Zinc precipitate at Midas is refined on site.

Newmont owns, or controls through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Carlin, Winnemucca Region and Midas mining operations (except for Turquoise Ridge and Getchell described below). The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, Newmont owns a 10% undivided interest in the mineral rights and leases the remaining 90%, on which Newmont pays a royalty equivalent to 18% of the mineral production. The remainder of the Gold Quarry mineral rights are wholly-owned or controlled by Newmont, in some cases subject to additional royalties. With respect to certain smaller deposits in the Winnemucca Region, Newmont is obligated to pay royalties on production to third parties that vary from 2% to 5% of production.

In 2003, Newmont formed a joint venture with a subsidiary of Placer Dome Inc. under which Newmont acquired a 25% interest in the Turquoise Ridge and Getchell mines, in return for providing up to 2,000 tons per day of milling capacity at Newmont’s Twin Creeks facility and the extinguishment of a 2% net smelter return royalty payable by Placer Dome as it relates to the joint venture property. Placer Dome operates the joint venture.

California.    During most of 2003, Newmont had one mine in California, Mesquite. Mining operations at Mesquite ceased in the second quarter of 2001, with the depletion of the main ore body. Production from residual heap leaching resulted in gold sales of 49,200 ounces during Newmont’s ownership in 2003. Newmont sold the Mesquite operations to Western Goldfields, Inc. in November 2003.

Canada.    Newmont’s Canadian operations include two underground mines. The Golden Giant mine (100% owned) is located approximately 25 miles (40 kilometers) east of Marathon in Ontario, Canada, and has been in production since 1985. The Holloway mine is located approximately 35 miles (56 kilometers) east of Matheson in Ontario, and about 400 miles (644 kilometers) northeast of Golden Giant, and has been in production since 1996. The Holloway mine is owned by a joint venture in which Newmont has an 84.65% interest. The remaining 15.35% interest is held by Teddy Bear Valley Mines. In 2003, the Golden Giant mine sold 229,700 ounces of gold, and the Holloway mine sold 65,100 equity ounces of gold.

During January 2003, Newmont owned an interest in the TVX Newmont Americas joint venture, which owned gold operations in Canada and South America. Newmont’s interest in TVX Newmont Americas was sold as of January 31, 2003. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, below.

Mexico.    Newmont has a 44% interest in the La Herradura mine, which is located in Mexico’s Sonora desert. La Herradura is operated by Industriales Peñoles, Mexico’s largest silver producer. The mine is an open pit operation with a two-stage crushing circuit and heap leach recovery. La Herradura sold 67,800 equity ounces of gold in 2003.

South America

Peru.    The properties of Minera Yanacocha S.R.L. (“Yanacocha”) are located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca. Since the discovery of gold in 1986, the area has become the largest gold district in South America. Yanacocha began production in 1993. Newmont holds a 51.35% interest in Yanacocha. The remaining interests are held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

Yanacocha has mining rights with respect to a large land position that includes multiple deposits as well as other prospects. Yanacocha’s mining rights were acquired through assignments of concessions granted by the Peruvian government to a related entity. The assignments have a term of 20 years, beginning in the early 1990s, renewable at the option of Yanacocha for another 20 years. In October 2000, Newmont and Buenaventura consolidated their land holdings in northern Peru, folding them into Yanacocha. The consolidation increased Yanacocha’s land position from 100 to 535 square miles.

Five open pit mines, four leach pads, and two processing plants are in operation at Yanacocha. Yanacocha’s gold sales for 2003 totaled 2.86 million ounces (1.47 million equity ounces).

Bolivia.    The Kori Kollo open pit mine is on a high plain in northwestern Bolivia near Oruro, on government mining concessions issued to a Bolivian corporation, Empresa Minera Inti Raymi S.A., in which Newmont has an 88% interest. The remaining 12% is owned by Mrs. Beatriz Rocabado. Inti Raymi owns and operates the mine. In 2003, the mine sold 158,500 equity ounces of gold. As higher-grade ores have been exhausted at Kori Kollo, mining ceased in October 2003, with leach production to continue until stockpiles are depleted. Potential development of another pit, Kori Chaca, is currently being evaluated.

Other.    During January 2003, Newmont owned an interest in the TVX Newmont Americas joint venture, which owned gold operations in Canada and South America. Newmont’s interest in TVX Newmont Americas was sold as of January 31, 2003. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Operations, below.

Australia

Prior to the acquisition of Normandy, Newmont owned a 50% interest in the Pajingo mine discussed below. The remaining 50% interest in Pajingo, and all other Australian properties described in this report, were acquired as part of the acquisition of Normandy in February 2002.

In Australia, mineral exploration and mining titles are granted by the individual states or territories. Mineral titles may also be subject to native title legislation. In 1992, the High Court of Australia held that Aboriginal people who have maintained a continuing connection with their land according to their traditions and customs may hold certain rights in respect of the land, such rights commonly referred to as native title. Since the High Court’s decision, Australia has passed legislation providing for the protection of native title and established procedures for Aboriginal people to claim these rights. The fact that native title is claimed with respect to an area, however, does not necessarily mean that native title exists, and disputes may be resolved by the courts.

Generally, under native title legislation, all mining titles granted before January 1, 1994 are valid. Titles granted between January 1, 1994 and December 23, 1996, however, may be subject to invalidation if they were not obtained in compliance with applicable legislative procedures, though subsequent legislation has validated some of these titles. After December 23, 1996, mining titles over areas where native title is claimed to exist became subject to legislative processes that generally give native title claimants the “right to negotiate” with the title applicant for compensation and other conditions. Native title holders do not have a veto over the granting of mining titles, but if agreement cannot be reached, the matter will be referred to the National Native Title Tribunal for decision.

Newmont does not expect that native title claims will have a material adverse effect on any of its operations in Australia. The High Court of Australia determined in an August 2002 decision, which refined and narrowed the scope of native title, that native title does not extend to minerals in Western Australia and that the rights granted under a mining title would, to the extent inconsistent with asserted native title rights, operate to extinguish those native title rights. Generally, native title is only an issue for Newmont with respect to obtaining new mineral titles or moving from one form of title to another, for example, from an exploration title to a mining title. In these cases, the requirements for negotiation and the possibility of paying compensation may result in delay and increased costs for mining in the affected areas. Similarly, the process of conducting Aboriginal heritage surveys to identify and locate areas or sites of Aboriginal cultural significance can result in delay in gaining access to land for exploration and mining-related activities.

In Australia, various ad valorum royalties are paid to state and territorial governments and to traditional land owners, typically based on a percentage of gross revenues.

Pajingo.    The Pajingo gold mine is an underground mine located approximately 93 miles (150 kilometers) southwest of Townsville, Queensland and 45 miles (72 kilometers) south of the local township of Charters Towers. Prior to the Normandy acquisition, Newmont owned a 50% interest in Pajingo. Following the Normandy acquisition, Newmont owns 100% of Pajingo. In 2003, Pajingo sold 330,300 ounces of gold.

Kalgoorlie.    The Kalgoorlie operations comprise the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick Gold Corporation, each of which holds a 50% interest. The Super Pit is Australia’s largest gold mine, in terms of both gold production and total annual mining volume. During 2003, the Kalgoorlie operations sold 404,700 equity ounces.

Yandal.    The Yandal operations consist of the Bronzewing, Jundee and Wiluna mines situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. The three operations collectively sold 565,600 equity ounces of gold in 2003. Newmont owns a 100% interest in Newmont Yandal Operations Pty Ltd, which owns and operates the Bronzewing and Jundee mines. The Wiluna mine was sold in December 2003. Depletion of Bronzewing reserves is anticipated to occur in March 2004, at which time production will cease. For additional information, see Item 1, Business, Hedging Activities, above, and Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Operations, Investing Activities, below.

Tanami.    The Tanami operations include The Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs, adjacent to the Tanami highway, and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of The Granites. The Tanami operations also include the Groundrush deposit. The Tanami operations have been wholly-owned since April 2003, when Newmont acquired the minority interests in Newmont NFM by means of a scheme of arrangement and buy-back offer under Australian law.

The operations are predominantly focused on the Callie underground mine at Dead Bullock Soak, with mill feed supplemented by production from the Dead Bullock Soak open pit and the Bunkers and Quorn pits at The Granites. Ore from all of these operations is processed through The Granites plant. Ore from Groundrush is processed through the Tanami plant rather than The Granites plant. During 2003, the Tanami operations sold 588,600 equity ounces of gold.

Boddington.    Boddington is located 81 miles (130 kilometers) southeast of Perth in Western Australia. Boddington is owned by Newmont (44.4%), AngloGold Limited (33.3%) and Newcrest Mining Limited (22.2%). Mining operations ceased in November 2001. A proposed expansion project is being optimized, and restructuring of current management arrangements is under discussion.

Golden Grove.    Newmont owns 100% of the Golden Grove operation in Western Australia, approximately 217 miles (350 kilometers) north of Perth. The principal products are zinc and copper concentrates. A high precious metal lead concentrate is also produced. Golden Grove has two underground mines at the Scuddles and Gossan Hill deposits. Golden Grove sold 74.3 million pounds of copper and 104.7 million pounds of zinc during 2003.

New Zealand

Newmont acquired an interest in the Martha gold mine as part of the Normandy acquisition. This mine is located within the town of Waihi, located approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand. Newmont acquired the minority interests in the Martha mine in April 2003, giving it 100% ownership. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Operations, Investing Activities, below.

The operation sold 108,900 equity ounces of gold during 2003. The Martha mine does not currently pay royalties. Under new royalty arrangements, a royalty will apply to Favona, a new discovery. The royalty rate is the greater of 1% of gross revenues from silver and gold sales or 5% of accounting profit.

Indonesia

Newmont has two operating properties in Indonesia, Minahasa, a gold operation, and Batu Hijau, a producer of copper/gold concentrates.

Newmont owns 80% of Minahasa. The remaining 20% interest is a carried interest held by P.T. Tanjung Serapung, an unrelated Indonesian company. Prior to November 2001, 100% of Minahasa’s gold production was attributed to Newmont. As of November 2001, Newmont had recouped a sufficient amount of its investment in Minahasa to entitle the Indonesian shareholder to receive 6% of any dividends distributed after that date. As a result, only 94% of Minahasa’s gold production has been attributed to Newmont since November 2001.

Minahasa, on the island of Sulawesi, approximately 1,500 miles (2,414 kilometers) northeast of Jakarta, was a Newmont discovery and consisted of a multi-deposit operation. Production began in 1996 and mining was completed in late 2001. However, processing of stockpiled ore from this mine will continue until mid-2004. In 2003, Minahasa sold 92,200 equity ounces of gold.

Newmont has a 45% ownership interest in Batu Hijau. Newmont’s interest is held through a partnership with an affiliate of Sumitomo Corporation. Newmont owns 56.25% of the partnership and the Sumitomo affiliate holds the remaining 43.75%. The partnership, in turn, owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the subsidiary that owns Batu Hijau. The remaining 20% interest in PTNNT is a carried interest held by P.T. Pukuafu Indah, an unrelated Indonesian company. To date, PTTNT has recorded cumulative losses. Due to the cumulative losses, no dividends have yet been paid, although repayments of shareholder loans made by the Newmont/Sumitomo partnership to PTNNT have been made. Therefore, Newmont has historically reported a 56.25% economic interest in Batu Hijau. As a result of higher metal prices, improved operating and financial results, and increased life of mine expectations regarding production, costs and economics, PTNNT is expected to report positive retained earnings and begin paying dividends during 2004. Under existing shareholder agreements, the Indonesian shareholder is entitled to receive 6% of any dividends paid by PTNNT. Newmont will, therefore, decrease its reported interest in Batu Hijau to 52.875%, reflecting 56.25% of the 94% of PTNNT’s dividends payable to the Newmont/Sumitomo partnership. We account for our investment in Batu Hijau as an equity investment due to each PTNNT shareholder’s significant participating rights in Batu Hijau’s business. Newmont has identified the Batu Hijau operation as a VIE because of certain capital structures and contractual relationships. Newmont has also determined that it is the primary beneficiary of the Batu Hijau operation. Newmont therefore expects to consolidate Batu Hijau effective January 1, 2004. See Note 2 to the Consolidated Financial Statements for more information.

Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit, which Newmont discovered in 1990. Development and construction activities began in 1997 and start-up took place in late 1999. In 2003, copper sales were 343.4 million equity pounds, while gold sales, treated as by-product credits, were 328,900 equity ounces.

In Indonesia, rights are granted to foreign investors to explore for and to develop mineral resources within defined areas through Contracts of Work entered into with the Indonesian government. In 1986, Newmont entered into separate Contracts of Work with the central government covering Minahasa and Batu Hijau, under which Newmont was granted the exclusive right to explore in the contract area, construct any required facilities, extract and process the mineralized materials, and sell and export the minerals produced, subject to certain requirements including Indonesian government approvals and payment of royalties to the government. Under the Contracts of Work, Newmont has the right to continue operating the projects for 30 years from operational start-up, or longer if approved by the Indonesian government.

Under Newmont’s Minahasa and Batu Hijau Contracts of Work, beginning in the fifth year after mining operations commenced, and continuing through the tenth year, a portion of each project must be offered for sale to the Indonesian government or to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by Indonesian nationals (if such number is positive): 15%, by the end of the fifth year; 23%, by the end of the sixth year; 30%, by the end of the seventh year; 37%, by the end of the eighth year; 44%, by the end of the ninth year; and 51%, by the end of the tenth year. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern.

In accordance with its Contract of Work, and given that an Indonesian national owns a 20% interest in Minahasa, Newmont offered of a 3% interest in Minahasa in 2002 and a 10% interest in 2003, but received no interest in these offers due in large part, we believe, to the imminent closure of the operation. In the case of Batu Hijau, an Indonesian national currently owns a 20% interest, which would require Newmont and Sumitomo to offer a 3% interest in Batu Hijau to Indonesian nationals in 2006. Pursuant to this provision of the Batu Hijau Contract of Work, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

See Note 10 to the Consolidated Financial Statements for additional information regarding Newmont’s interest in the Indonesian operating properties.

Uzbekistan

Newmont has a 50% interest in the Zarafshan-Newmont Joint Venture in Uzbekistan. Ownership of the remaining 50% interest is divided between the State Committee for Geology and Mineral Resources and the Navoi Mining and Metallurgical Combine, each a state entity of Uzbekistan. The joint venture produces gold by crushing and leaching ore from existing stockpiles of low-grade oxide material from the nearby government-owned Muruntau mine, located in the Kyzylkum Desert. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars. Zarafshan-Newmont sold 218,100 equity ounces of gold in 2003.

The State Committee and Navoi furnish ore to Zarafshan-Newmont under an ore supply agreement. Under the agreement, the State Committee and Navoi are obligated to deliver 242.5 million tons of ore to Zarafshan-

Newmont from various areas of the stockpiles designated into four different “Zones” under the agreement. As of December 31, 2003, approximately 124.3 million tons of ore have been delivered, leaving a balance of 118.2 million tons to be delivered (8.9 million tons from Zone 3 and 109.3 million tons from Zone 4). Initially, ore from all Zones was to be delivered regardless of the gold price and the price of the ore was dependent on the grade of ore delivered. In May 2003, the parties amended the grade and pricing structure of the ore supply agreement with respect to ore to be delivered from Zone 4. Under the May 2003 amendment the parties have agreed to a mine plan designed to achieve an average grade of at least 0.036 ounce of gold per ton for ore from Zone 4. The amount paid for this ore is dependent on the average grade of ore and the average gold price during the period in which the ore is processed. In the event the State Committee and Navoi supply ore from Zone 4 having an average grade less than 0.036 ounce per ton in a given month and the average gold price during such month is less than $320 per ounce, the price of such ore will be discounted. At certain combinations of low ore grade and at gold prices less than $320 per ounce, the computed price may result in a credit to Zarafshan-Newmont, which will be offset against free cash distributions or future ore purchase payments due to the State Committee and Navoi.

Turkey

The wholly-owned Ovacik mine, located in western Turkey 12 miles from the Aegean Sea and 66 miles (106 kilometers) north of the city of Izmir, commenced production in May 2001 and sold 168,200 ounces of gold during 2003. Newmont acquired the Ovacik mine as part of the Normandy acquisition. At Ovacik, ore is mined from open pit operations and transported for processing in a 600,000 ton per annum grinding circuit and modified carbon-in-leach recovery plant. The Ovacik mine has a long history of legal challenges to the operation of the mine and, in particular, for its use of cyanide in gold production, which could result in closure of the mine or interruption of mining activities. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Operations, below.

Ghana

Newmont has two advanced development projects in Ghana. The Ahafo project, located in the Brong Ahafo Region of Ghana, is 100% owned by Newmont following the acquisition of the remaining 50% of the Ntotoroso property from Moydow Mines International, Inc. in December 2003. At year-end, the Ahafo project had reserves of 7.6 million ounces of gold. In December 2003, following the Government of Ghana’s approval of Newmont’s Investment Agreement (described below), Newmont announced that it was proceeding with development of the project. Development costs at Ahafo are estimated at approximately $350 million, with gold production expected to commence in the second half of 2006. The Ahafo project is anticipated to generate steady-state annual gold sales of approximately 500,000 ounces, with higher production in the initial years.

Newmont also has an 85% interest in the Akyem project, located in the Eastern Region of Ghana. At year-end, the Akyem project had 4.3 million equity ounces of gold reserves. The remaining 15% interest in the Akyem project is held by Kenbert Mines Limited. Newmont is currently updating and optimizing the feasibility study for Akyem with a view to making a development decision in late 2004.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement between Newmont and the Government of Ghana. The Agreement establishes a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the Agreement, Newmont will pay corporate income tax at a fixed rate of 32.5% and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The Government of Ghana is also entitled to receive 10% of a project’s net cash flow after Newmont has recouped its investment and may acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.

Operating Statistics

The following tables detail Newmont’s operating statistics related to gold production and sales.

North American Operations

	North America
	Nevada			Other North America
Year Ended December 31,	2003	2002	2001	2003	2002	2001
Tons Mined (000 dry short tons):
Open Pit	176,254	139,985	139,000	11,696	11,774	19,030
Underground	1,733	1,538	1,123	1,191	1,621	1,607
Tons Milled/Processed (000):
Oxide	2,914	5,164	5,395	1,228	1,628	1,605
Refractory	9,129	9,201	8,844	n/a	n/a	n/a
Leach	18,376	15,027	24,448	4,035	3,981	7,861
Average Ore Grade:
Oxide	0.140	0.119	0.108	0.260	0.230	0.236
Refractory	0.219	0.224	0.218	n/a	n/a	n/a
Leach	0.028	0.031	0.033	0.026	0.026	0.028
Average Mill Recovery Rate:
Oxide	80.8%	74.4%	70.5%	95.3%	95.0%	95.2%
Refractory	90.6%	88.6%	88.9%	n/a	n/a	n/a

	North America
	Nevada			Other North America			Total North America
Year Ended December 31,	2003	2002	2001	2003	2002	2001	2003	2002	2001
Ounces Produced (000)	2,560.7	2,718.1	2,696.9	413.8	485.8	496.0	2,974.5	3,203.9	3,192.9

Equity Ounces Produced (000):
Oxide	336.0	474.8	433.2	297.8	364.5	348.7	633.8	839.3	781.9
Refractory	1,834.2	1,805.7	1,749.3	n/a	n/a	n/a	1,834.2	1,805.7	1,749.3
Leach	390.5	437.6	514.4	116.0	121.3	147.3	506.5	558.9	661.7

Total	2,560.7	2,718.1	2,696.9	413.8	485.8	496.0	2,974.5	3,203.9	3,192.9

Equity Ounces Sold (000)	2,490.8	2,723.5	2,703.2	411.8	500.5	520.4	2,902.6	3,224.0	3,223.6

Production Costs Per Ounce:
Direct mining and production costs	$248	$207	$207	$221	$192	$187	$244	$205	$204
Deferred stripping and other costs	(20)	11	11	––	(1)	—	(17)	9	9

Cash operating costs	228	218	218	221	191	187	227	214	213
Royalties and production taxes	7	7	4	4	2	5	6	6	4

Total cash costs	235	225	222	225	193	192	233	220	217
Reclamation and other costs	––	2	4	5	4	8	1	2	5

Total costs applicable to sales	235	227	226	230	197	200	234	222	222
Depreciation, depletion and amortization	57	44	43	84	73	68	61	49	47

Total production costs	$292	$271	$269	$314	$270	$268	$295	$271	$269

Overseas Operations

	South America
	Yanacocha, Peru			Other South America
Year Ended December 31,	2003	2002	2001	2003	2002	2001
Tons Mined (000 dry short tons):
Open Pit	204,889	203,720	155,707	7,638	18,676	18,444
Underground	n/a	n/a	n/a	n/a	n/a	n/a
Tons Milled/Processed (000):
Oxide	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	5,599	7,675	7,582
Leach	145,275	148,297	84,738	3,696	6,479	3,853
Average Ore Grade:
Oxide	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	0.036	0.047	0.059
Leach	0.027	0.023	0.030	0.017	0.018	0.021
Average Mill Recovery Rate:
Oxide	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	61.7%	60.7%	61.8%

	South America
	Yanacocha, Peru			Other South America			Total South America
Year Ended December 31,	2003	2002	2001	2003	2002	2001	2003	2002	2001
Ounces Produced (000)	2,851.1	2,285.6	1,902.5	176.2	284.1	305.6	3,027.3	2,569.7	2,208.1

Equity Ounces Produced (000):
Oxide	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Refractory	n/a	n/a	n/a	112.9	195.9	247.4	112.9	195.9	247.4
Leach	1,464.1	1,173.6	976.9	42.1	54.1	21.6	1,506.2	1,227.7	998.5

Total	1,464.1	1,173.6	976.9	155.0	250.0	269.0	1,619.1	1,423.6	1,245.9

Equity Ounces Sold (000)	1,467.9	1,176.9	983.1	158.5	249.4	274.8	1,626.4	1,426.3	1,257.9

Production Costs Per Ounce:
Direct mining and production costs	$118	$123	$113	$197	$163	$163	$125	$130	$124
Deferred stripping and other costs	(4)	(2)	(1)	(13)	(7)	(5)	(4)	(3)	(2)

Cash operating costs	114	121	112	184	156	158	121	127	122
Royalties and production taxes	6	4	3	—	—	—	5	4	3

Total cash costs	120	125	115	184	156	158	126	131	125
Reclamation and other costs	2	3	3	13	7	5	3	3	3

Total costs applicable to sales	122	128	118	197	163	163	129	134	128
Depreciation, depletion and amortization	62	57	48	38	48	62	60	55	51

Total production costs	$184	$185	$166	$235	$211	$225	$189	$189	$179

	Australia
	Pajingo			Other Australia
Year Ended December 31,	2003	2002	2001	2003	2002	2001
Tons Mined (000 dry short tons):
Open Pit	n/a	n/a	n/a	68,198	66,328	n/a
Underground	761	656	368	5,983	4,975	n/a
Tons Milled/Processed (000):
Oxide	792	738	361	8,869	7,898	n/a
Refractory	n/a	n/a	n/a	8,071	7,056	n/a
Leach	n/a	n/a	n/a	n/a	n/a	n/a
Average Ore Grade:
Oxide	0.450	0.397	0.351	0.133	0.137	n/a
Refractory	n/a	n/a	n/a	0.078	0.069	n/a
Leach	n/a	n/a	n/a	n/a	n/a	n/a
Average Mill Recovery Rate:
Oxide	96.8%	96.8%	96.9%	94.7%	96.0%	n/a
Refractory	n/a	n/a	n/a	85.1%	82.2%	n/a

	Australia
	Pajingo			Other Australia			Total Australia
Year Ended December 31,	2003	2002	2001	2003	2002	2001	2003	2002	2001
Ounces Produced (000)	340.5	290.7	123.8	1,641.6	1,457.3	n/a	1,982.1	1,748.0	123.8

Equity Ounces Produced (000):
Oxide	340.5	290.7	123.8	1,098.7	957.0	n/a	1,439.2	1,247.7	123.8
Refractory	n/a	n/a	n/a	523.7	426.2	n/a	523.7	426.2	n/a
Leach	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Total	340.5	290.7	123.8	1,622.4	1,383.2	n/a	1,962.9	1,673.9	123.8

Equity Ounces Sold (000)	330.3	296.4	126.0	1,558.9	1,388.2	n/a	1,889.2	1,684.6	126.0

Production Costs Per Ounce:
Direct mining and production costs	$124	$90	$97	$245	$207	—	$224	$186	$97
Deferred stripping and other costs	(6)	(4)	1	(2)	(7)	—	(3)	(6)	1

Cash operating costs	118	86	98	243	200	—	221	180	98
Royalties and production taxes	11	9	7	15	12	—	15	11	7

Total cash costs	129	95	105	258	212	—	236	191	105
Reclamation and other costs	––	4	1	2	5	—	1	6	1

Total costs applicable to sales	129	99	106	260	217	—	237	197	106
Depreciation, depletion and amortization	88	72	34	51	68	—	58	68	34

Total production costs	$217	$171	$140	$311	$285	—	$295	$265	$140

	Zarafshan-Newmont Uzbekistan			Other International Operations
Year Ended December 31,	2003	2002	2001	2003	2002	2001
Tons Mined (000 dry short tons):
Open Pit	n/a	n/a	n/a	11,245	10,345	5,586
Underground	n/a	n/a	n/a	n/a	10	n/a
Tons Milled/Processed (000):
Oxide	n/a	n/a	n/a	1,890	1,514	n/a
Refractory	n/a	n/a	n/a	697	717	716
Leach	8,080	7,867	7,677	n/a	n/a	1,572
Average Ore Grade:
Oxide	n/a	n/a	n/a	0.160	0.164	n/a
Refractory	n/a	n/a	n/a	0.156	0.213	0.387
Leach	0.043	0.053	0.044	n/a	n/a	0.080
Average Mill Recovery Rate:
Oxide	n/a	n/a	n/a	93.8%	91.7%	n/a
Refractory	n/a	n/a	n/a	91.0%	90.9%	91.4%

	Zarafshan-Newmont Uzbekistan			Other International Operations			Total Gold
Year Ended December 31,	2003	2002	2001	2003	2002	2001	2003	2002	2001
Ounces Produced (000)	218.7	259.0	216.7	382.1	384.4	326.0	8,584.7	8,165.0	6,067.5

Equity Ounces Produced (000):
Oxide	n/a	n/a	n/a	281.1	230.3	n/a	2,354.1	2,317.3	905.7
Refractory	n/a	n/a	n/a	92.3	130.5	251.6	2,563.1	2,558.3	2,248.3
Leach	218.7	259.0	216.7	1.0	14.4	72.1	2,232.4	2,060.0	1,949.0

Total	218.7	259.0	216.7	374.4	375.2	323.7	7,149.6	6,935.6	5,103.0

Equity Ounces Sold (000)	218.1	255.8	222.0	369.3	380.7	341.5	7,005.6	6,971.4	5,171.0

Production Costs Per Ounce:
Direct mining and production costs	$145	$132	$133	$203	$177	$125	$205	$181	$173
Deferred stripping and other costs	2	2	3	(31)	(13)	14	(10)	1	7

Cash operating costs	147	134	136	172	164	139	195	182	180
Royalties and production taxes	—	—	—	8	5	3	8	7	4

Total cash costs	147	134	136	180	169	142	203	189	184
Reclamation and other costs	4	(1)	1	2	9	3	2	3	3

Total costs applicable to sales	151	133	137	182	178	145	205	192	187
Depreciation, depletion and amortization	46	40	54	88	99	66	61	58	50

Total production costs	$197	$173	$191	$270	$277	$211	$266	$250	$237

Batu Hijau Copper Production

Year Ended December 31,	2003	2002	2001
Dry tons processed (000)	49,819	51,754	48,358
Average copper grade	0.72%	0.72%	0.75%
Average recovery rate	88.6%	89.0%	89.2%
Copper pounds produced (000)	634,123	657,664	656,954
Equity copper pounds produced (000)	356,694	369,936	369,537
Equity copper pounds sold (000)	343,378	362,253	359,955

Year Ended December 31, 2003	By-Product Method	Co-Product Method
		Copper	Gold	Total
Revenue	$294,029	$294,029	$117,898	$411,927
Cash production costs	$201,902	$144,115	$57,787	$201,902
By-product credits	(122,208)	(3,076)	(1,234)	(4,310)

Total Cash Costs	79,694	141,039	56,553	197,592
Noncash costs	67,127	47,914	19,213	67,127

Total Production Costs	$146,821	$188,953	$75,766	$264,719

Pounds of copper sold (000)	343,378
Ounces of gold sold (000)	328.9
Cash cost per lb./oz.	$0.23	$0.41	$172
Noncash cost per lb./oz.	0.20	0.14	58

Total costs per lb./oz.	$0.43	$0.55	$230

Year Ended December 31, 2002	By-Product Method	Co-Product Method
		Copper	Gold	Total
Revenue	$260,670	$260,670	$85,840	$346,510
Cash production costs	$200,619	$150,920	$49,699	$200,619
By-product credits	(89,548)	(2,789)	(919)	(3,708)

Total Cash Costs	111,071	148,131	48,780	196,911
Noncash costs	63,975	48,127	15,848	63,975

Total Production Costs	$175,046	$196,258	$64,628	$260,886

Pounds of copper sold (000)	362,253
Ounces of gold sold (000)	278.0
Cash cost per lb./oz.	$0.31	$0.41	$175
Noncash cost per lb./oz.	0.17	0.13	57

Total costs per lb./oz.	$0.48	$0.54	$232

Year Ended December 31, 2001	By-Product Method	Co-Product Method
		Copper	Gold	Total
Revenue	$251,601	$251,601	$78,198	$329,799
Cash production costs	$214,417	$163,577	$50,840	$214,417
By-product credits	(81,709)	(2,679)	(832)	(3,511)

Total Cash Costs	132,708	160,898	50,008	210,906
Noncash costs	61,385	46,830	14,555	61,385

Total Production Costs	$194,093	$207,728	$64,563	$272,291

Pounds of copper sold (000)	359,955
Ounces of gold sold (000)	295.1
Cash cost per lb./oz.	$0.37	$0.45	$169
Noncash cost per lb./oz.	0.17	0.13	49

Total costs per lb./oz.	$0.54	$0.58	$219

Golden Grove Copper and Zinc Production

Year Ended December 31,	2003	2002
Dry tons processed	1,406,497	1,273,222
Average copper grade	4.6%	4.7%
Average zinc grade	12.4%	13.9%
Copper pounds produced (000)	57,799	60,973
Copper pounds sold (000)	74,303	44,754
Zinc pounds produced (000)	120,425	114,806
Zinc pounds sold (000)	104,711	111,177
Copper cash cost per pound	$0.59	$0.57
Zinc cash cost per pound	$0.19	$0.24

Reconciliation of Non-GAAP Measures

For all periods presented, total cash costs include charges for mining ore and waste associated with current period production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product, and Batu Hijau produces gold as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. With the exception of Nevada, Yanacocha, Golden Grove and Batu Hijau, such by-product sales have not been significant to the economics or profitability of the Company’s mining operations. See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition, Results of Operations. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. A reconciliation of total cash costs to Costs applicable to sales in total and by segment is provided below. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of mining properties, when taking into account the average realized price received for production sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest.

Total cash costs per ounce is a measure intended to provide investors with information about the cash generating capacities of these mining operations. Newmont’s management uses this measure for the same purpose and for monitoring the performance of its mining operations. This information differs from measures of performance determined in accordance with GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. This measure was developed in conjunction with gold mining companies associated with the Gold Institute, a non-profit industry group no longer in existence, in an effort to provide a level of comparability; however, Newmont’s measures may not be comparable to similarly titled measures of other companies.

Reconciliation of Costs applicable to sales to total cash costs and total production costs per ounce (unaudited):

For the Year Ended December 31, 2003	Nevada	Mesquite	La Herradura	Golden Giant	Holloway	Total North America
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$597.8	$9.3	$11.1	$53.4	$20.8	$692.4
Minority interest	—	—	—	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(2.9)	—	—	––	—	(2.9)
Reclamation and other	0.1	(0.2)	(0.1)	(1.3)	(0.5)	(2.0)
Other	(32.1)	—	—	—	—	(32.1)

Total cash costs for per ounce calculation	562.9	9.1	11.0	52.1	20.3	655.4
Reclamation and other	(0.1)	0.2	0.1	1.3	0.5	2.0
Depreciation, depletion and amortization	137.7	3.9	3.4	22.0	5.3	172.3
Minority interest and other	—	—	—	—	—	—

Total production cost for per ounce calculation	$700.5	$13.2	$14.5	$75.4	$26.1	$829.7
Equity ounces sold (000)	2,490.8	49.2	67.8	229.7	65.1	2,902.6
Equity cash cost per ounce sold	$235	$184	$162	$227	$312	$233
Equity production cost per ounce sold	$292	$267	$214	$329	$402	$295

For the Year Ended December 31, 2003	Yanacocha	Kori Kollo	Total South America	Pajingo	Kalgoorlie	Yandal
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$362.5	$35.6	$398.1	$42.9	$108.4	$158.7
Minority interest	(183.5)	(4.2)	(187.7)	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	—	—	—	—	(1.0)	(3.0)
Reclamation and other	(3.4)	(2.1)	(5.5)	(0.1)	(0.8)	(1.5)
Other	––	—	—	—	—	—

Total cash costs for per ounce calculation	175.6	29.3	204.9	42.8	106.6	154.2
Reclamation and other	3.4	2.1	5.5	(0.3)	0.8	1.4
Depreciation, depletion and amortization	160.4	6.8	167.2	29.2	9.8	35.8
Minority interest and other	(70.1)	(0.8)	(70.9)	—	—	—

Total production cost for per ounce calculation	$269.3	$37.4	$306.7	$71.7	$117.2	$191.4
Equity ounces sold (000)	1,467.9	158.5	1,626.4	330.3	404.7	565.6
Equity cash cost per ounce sold	$120	$184	$126	$129	$263	$273
Equity production cost per ounce sold	$184	$235	$189	$217	$289	$339

For the Year Ended December 31, 2003	NFM Tanami	Total Australia	Zarafshan- Newmont, Uzbekistan	Minahasa	Martha	Ovacik
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$148.9	$458.9	$32.9	$26.3	$24.9	$22.3
Minority interest	(4.2)	(4.2)	—	—	(0.3)	—
Write-downs of stockpiles, ore on leach pads and inventories	(2.0)	(6.0)	—	(1.3)	(2.6)	(0.1)
Reclamation and other	(1.2)	(3.6)	(0.7)	(0.5)	(0.4)	(0.4)
Other	—	—	—	(1.6)	—	—

Total cash costs for per ounce calculation	141.5	445.1	32.2	22.9	21.6	21.8
Reclamation and other	0.2	2.1	0.7	0.5	0.2	0.2
Depreciation, depletion and amortization	36.0	110.8	10.1	7.6	11.5	13.9
Minority interest and other	(1.0)	(1.0)	—	(0.5)	(0.1)	—

Total production cost for per ounce calculation	$176.7	$557.0	$43.0	$30.5	$33.2	$35.9
Equity ounces sold (000)	588.6	1,889.2	218.1	92.2	108.9	168.2
Equity cash cost per ounce sold	$240	$236	$147	$249	$199	$129
Equity production cost per ounce sold	$300	$295	$197	$332	$306	$213

For the Year Ended December 31, 2003	Total Other International	Total Gold	Golden Grove	Other Non- Gold	Consolidated
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$106.4	$1,655.8	$43.5	$1.0	$1,700.3
Minority interest	(0.3)	(192.2)	—	—	(192.2)
Write-downs of stockpiles, ore on leach pads and inventories	(4.0)	(12.9)	(7.2)	—	(20.1)
Reclamation and other	(2.0)	(13.1)	—	—	(13.1)
Other	(1.6)	(33.7)	(36.3)	(1.0)	(71.0)

Total cash costs for per ounce calculation	98.5	1,403.9	—	—	1,403.9
Reclamation and other	1.6	11.2	––	––	11.2
Depreciation, depletion and amortization	43.1	493.4	29.1	42.0	564.5
Minority interest and other	(0.6)	(72.5)	(29.1)	(42.0)	(143.6)

Total production cost for per ounce calculation	$142.6	$1,836.0	$—	$—	$1,836.0
Equity ounces sold (000)	587.4	7,005.6	n/a	n/a	7,005.6
Equity cash cost per ounce sold	$168	$203	n/a	n/a	$203
Equity production cost per ounce sold	$243	$266	n/a	n/a	$266

For the Year Ended December 31, 2002	Nevada	Mesquite	La Herradura	Golden Giant	Holloway	Total North America
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$657.1	$10.1	$11.5	$57.1	$20.4	$756.2
Minority interest	—	—	—	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(37.0)	—	—	(0.3)	—	(37.3)
Reclamation and other	(7.0)	—	(0.2)	(1.7)	(0.5)	(9.4)
Non-cash inventory adjustment	(1.5)	—	—	—	—	(1.5)
Other	—	—	—	—	—	––

Total cash costs for per ounce calculation	611.6	10.1	11.3	55.1	19.9	708.0
Reclamation and other	8.4	—	0.2	1.6	0.5	10.7
Depreciation, depletion and amortization	118.2	6.3	3.1	20.5	6.7	154.8
Minority interest and other	—	—	—	—	—	—

Total production cost for per ounce calculation	$738.2	$16.4	$14.6	$77.2	$27.1	$873.5
Equity ounces sold (000)	2,723.5	57.1	64.2	281.5	97.7	3,224.0
Equity cash cost per ounce sold	$225	$177	$176	$196	$204	$220
Equity production cost per ounce sold	$271	$287	$227	$274	$277	$271

For the Year Ended December 31, 2002	Yanacocha	Kori Kollo	Total South America	Pajingo	Kalgoorlie	Yandal
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$302.0	$46.6	$348.6	$30.5	$85.0	$136.4
Minority interest	(151.6)	(5.6)	(157.2)	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	—	(0.5)	(0.5)	—	—	(1.6)
Reclamation and other	(3.0)	(1.6)	(4.6)	(1.2)	(1.7)	(3.2)
Non-cash inventory adjustment	—	—	—	(1.0)	(13.6)	(0.1)
Other	––	—	––	—	—	—

Total cash costs for per ounce calculation	147.4	38.9	186.3	28.3	69.7	131.5
Reclamation and other	3.0	1.6	4.6	1.8	15.3	3.1
Depreciation, depletion and amortization	121.5	13.8	135.3	20.6	9.0	43.5
Minority interest and other	(54.6)	(1.7)	(56.3)	—	—	—

Total production cost for per ounce calculation	$217.3	$52.6	$269.9	$50.7	$94.0	$178.1
Equity ounces sold (000)	1,176.9	249.4	1,426.3	296.4	324.7	611.1
Equity cash cost per ounce sold	$125	$156	$131	$95	$215	$215
Equity production cost per ounce sold	$185	$211	$189	$171	$289	$292

For the Year Ended December 31, 2002	NFM Tanami	Total Australia	Zarafshan- Newmont, Uzbekistan	Minahasa	Martha	Ovacik
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$111.5	$363.4	$34.0	$41.2	$19.6	$17.5
Minority interest	(15.8)	(15.8)	—	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	—	(1.6)	—	(4.6)	—	—
Reclamation and other	(1.8)	(7.9)	0.3	(2.4)	(0.7)	(0.7)
Non-cash inventory adjustment	(0.9)	(15.6)	—	—	(2.1)	(1.5)
Other	—	—	—	(2.1)	—	—

Total cash costs for per ounce calculation	93.0	322.5	34.3	32.1	16.8	15.3
Reclamation and other	1.9	22.1	(0.3)	2.4	2.6	2.0
Depreciation, depletion and amortization	33.7	106.8	10.3	9.5	13.9	11.5
Minority interest and other	(4.5)	(4.5)	—	(0.6)	—	—

Total production cost for per ounce calculation	$124.1	$446.9	$44.3	$43.4	$33.3	$28.8
Equity ounces sold (000)	452.4	1,684.6	255.8	147.2	107.8	125.7
Equity cash cost per ounce sold	$205	$191	$134	$218	$156	$122
Equity production cost per ounce sold	$273	$265	$173	$294	$309	$229

For the Year Ended December 31, 2002	Total Other International	Total Gold	Golden Grove	Kasese	Other Non-Gold	Consolidated
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$112.3	$1,580.5	$27.7	$7.8	$0.4	$1,616.4
Minority interest	—	(173.0)	—	—	—	(173.0)
Write-downs of stockpiles, ore on leach pads and inventories	(4.6)	(44.0)	(0.4)	—	—	(44.4)
Reclamation and other	(3.5)	(25.4)	—	—	—	(25.4)
Non-cash inventory adjustment	(3.6)	(20.7)	—	—	—	(20.7)
Other	(2.1)	(2.1)	(27.3)	(7.8)	(0.4)	(37.6)

Total cash costs for per ounce calculation	98.5	1,315.3	—	—	—	1,315.3
Reclamation and other	6.7	44.1	––	—	––	44.1
Depreciation, depletion and amortization	45.2	442.1	22.9	—	40.6	505.6
Minority interest and other	(0.6)	(61.4)	(22.9)	—	(40.6)	(124.9)

Total production cost for per ounce calculation	$149.8	$1,740.1	$—	$—	$—	$1,740.1
Equity ounces sold (000)	636.5	6,971.4	n/a	n/a	n/a	6,971.4
Equity cash cost per ounce sold	$155	$189	n/a	n/a	n/a	$189
Equity production cost per ounce sold	$235	$250	n/a	n/a	n/a	$250

For the Year Ended December 31, 2001	Nevada	Mesquite	La Herradura	Golden Giant	Holloway	Total North America
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$627.1	$20.4	$9.6	$55.0	$19.1	$731.2
Minority interest	—	—	—	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(16.2)	—	—	(0.2)	—	(16.4)
Reclamation	(10.3)	(1.5)	(0.2)	(1.7)	(0.4)	(14.1)
Other	—	—	—	—	—	—

Total cash costs for per ounce calculation	600.6	18.9	9.4	53.1	18.7	700.7
Reclamation	10.3	1.5	0.2	1.7	0.4	14.1
Depreciation, depletion and amortization	117.4	7.5	3.2	18.3	6.5	152.9
Minority interest and other	—	—	—	—	—	—

Total production cost for per ounce calculation	$728.3	$27.9	$12.8	$73.1	$25.6	$867.7
Equity ounces sold (000)	2,703.2	92.6	54.7	283.7	89.4	3,223.6
Equity cash cost per ounce sold	$222	$205	$173	$187	$209	$217
Equity production cost per ounce sold	$269	$301	$233	$257	$288	$269

For the Year Ended December 31, 2001	Yanacocha	Kori Kollo	Total South America	Pajingo	Zarafshan- Newmont, Uzbekistan	Minahasa
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$238.0	$50.9	$288.9	$13.4	$30.9	$53.7
Minority interest	(117.6)	(6.1)	(123.7)	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(4.1)	(0.1)	(4.2)	—	(0.5)	(4.0)
Reclamation	(2.9)	(1.4)	(4.3)	(0.2)	(0.2)	(1.0)
Other	—	—	—	—	—	—

Total cash costs for per ounce calculation	113.4	43.3	156.7	13.2	30.2	48.7
Reclamation	2.9	1.4	4.3	0.2	0.2	1.0
Depreciation, depletion and amortization	82.3	19.5	101.8	4.3	11.9	22.8
Minority interest and other	(35.7)	(2.3)	(38.0)	—	—	—

Total production cost for per ounce calculation	$162.9	$61.9	$224.8	$17.7	$42.3	$72.5
Equity ounces sold (000)	983.1	274.8	1,257.9	126.0	222.0	341.5
Equity cash cost per ounce sold	$115	$158	$125	$105	$136	$142
Equity production cost per ounce sold	$166	$225	$179	$140	$191	$211

For the Year Ended December 31, 2001	Total gold	Other non-gold	Consolidated
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$1,118.1	$(0.2)	$1,117.9
Minority interest	(123.7)	—	(123.7)
Write-downs of stockpiles, ore on leach pads and inventories	(25.1)	—	(25.1)
Reclamation	(19.8)	—	(19.8)
Other	—	0.2	0.2

Total cash costs for per ounce calculation	$949.5	$—	$949.5
Reclamation	19.8	—	19.8
Depreciation, depletion and amortization	293.7	7.9	301.6
Minority interest and other	(38.0)	(7.9)	(45.9)

Total production cost for per ounce calculation	$1,225.0	$—	$1,225.0
Equity ounces sold (000)	5,171.0	n/a	5,171.0
Equity cash cost per ounce sold	$184	n/a	$184
Equity production cost per ounce sold	$237	n/a	$237

Reconciliation of PTNNT Costs applicable to sales to total cash costs and total production costs per pound or ounce, as applicable (unaudited):

For the Year Ended December 31,	2003	2002	2001
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$58,646	$107,355	$145,559
Smelting and refining	98,045	103,727	101,892
Minority interest	(72,813)	(96,923)	(112,970)
Reclamation and other	(4,184)	(3,088)	(1,773)

Total cash costs for per pound or ounce calculation	79,694	111,071	132,708
Reclamation	4,184	3,088	1,773
Depreciation, depletion and amortization	62,943	60,887	59,612

Total production cost for per pound or ounce calculation	$146,821	$175,046	$194,093
Equity copper pounds sold (000)	343,378	362,253	359,955
Equity cash cost per pound or ounce	$0.23	$0.31	$0.37
Equity total production cost per pound	$0.43	$0.48	$0.54

Reconciliation of Golden Grove Costs applicable to sales (“CAS”) to total copper and zinc cash costs per pound (unaudited):

For the Year Ended December 31,	2003			2002
	Total	Copper	Zinc	Total	Copper	Zinc
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$43,460	$37,437	$6,023	$27,673	$18,367	$9,306
Write-downs of stockpiles, ore on leach pads and inventories	(7,181)	(3,931)	(3,250)	(418)	(253)	(165)
Purchased concentrate cost	(6,135)	––	(6,135)	––	––	––
Reclamation expense	(358)	(196)	(162)	––	––	––
Smelting and refining	33,551	10,570	22,981	24,744	7,512	17,232

Total cash costs for per pound calculation	$63,337	$43,880	$19,457	$51,999	$25,626	$26,373
Equity pounds sold (000)	n/a	74,303	104,711	n/a	44,754	111,177
Equity cash cost per pound sold	n/a	$0.59	$0.19	n/a	$0.57	$0.24

Royalty Properties

The following is a description of Newmont’s principal royalty interests, all of which were acquired as a result of the Franco-Nevada acquisition. Newmont’s royalty interests are generally in the form of a net smelter return (“NSR”) royalty, which provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind (generally in the form of gold bullion) at the option of Newmont. In 2003, Newmont’s royalty revenues were $56.3 million.

Nevada-Goldstrike.    Newmont holds various NSR and NPI royalties at the Goldstrike properties (Betze-Post and Meikle mines) located on the Carlin Trend in northern Nevada. The Betze-Post and Meikle mines are owned and operated by a subsidiary of Barrick Gold Corporation. Newmont received $25.4 million in royalty revenues from the Goldstrike properties in 2003.

The Betze-Post mine is a conventional open pit operation. The Betze-Post property consists of various claim blocks and Newmont’s royalty interest in each claim block is different, ranging from 0% to 4% for the NSRs and 0% to 6% for the NPIs.

The Meikle mine is an underground operation comprising the Meikle, Rodeo and Griffin deposits, located one mile north of the Betze-Post mine, with which it shares the Goldstrike processing facilities. Newmont holds a 4% NSR and a 5% NPI over 1,280 acres of the claims that cover most of the Meikle, Rodeo and Griffin deposits. Newmont is not obligated to fund any portion of the cost associated with the Betze-Post or the Meikle mines.

Barrick’s mining sequence from various claim areas will cause fluctuations in Newmont’s royalty receipts. The NSR royalties are based upon gross production from the mine reduced only by ancillary smelter charges and transportation costs of about $2 per ounce. Revenue received from the NSRs covering the Betze-Post and Meikle mines is dependent on the number of ounces of gold produced, the spot price of gold and the cost of shipping and smelting. The Betze-Post NPI began paying in October 1993, the month that the cumulative net profit from the Betze-Post claims exceeded capital invested in those claims. The Meikle mine NPI began paying in the fourth quarter of 1996. Net profits are calculated as proceeds less costs. Proceeds equal the number of ounces of gold produced from the Betze-Post claims and the Meikle mine, multiplied by the spot price of gold on the date gold is credited to Barrick’s account at the refinery. Costs include operating and capital costs as incurred.

Montana-Stillwater.    Newmont holds a 5% NSR royalty on a portion of the Stillwater mine and all of the East Boulder mine, both located near Nye, Montana. The Stillwater and East Boulder mines are owned and operated by Stillwater Mining Company. Newmont received $5.8 million in royalty revenues from the Stillwater properties in 2003. Stillwater produces palladium, platinum, and associated metals (platinum group metals or PGMs) from a geological formation known as the J-M Reef. Stillwater is the only significant producer of PGMs outside of South Africa and Russia. The J-M Reef is an extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles. Newmont’s royalty covers more than 80% of the combined reserves and mineralized material of the aggregate deposit, but does not cover a portion of the deposit at the Stillwater mine. The majority of production to date has been from the Stillwater mine. For that reason, the percentage of ore mined from the royalty lands has been lower than the 80% reserve percentage. For the year 2003, an average of 63.9% of the total production of the Stillwater mine was subject to Newmont’s royalty. The percentage of future production from the royalty lands will vary from year to year. The royalty encompasses all of the reserves at the East Boulder mine, which commenced production during 2001 and is located approximately thirteen miles to the west of the Stillwater mine.

Canada-Oil and Gas Interests.    Newmont’s oil and gas royalty portfolio covers 1.8 million gross acres of producing and non-producing lands located in western Canada and the Canadian Arctic. The average royalty on these lands is 6%. Newmont received $18.8 million in royalty revenues from these properties in 2003.

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

Kinross Gold Corporation.    During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing 66% of its investment in Kinross for total cash proceeds of $224.6 million, and recorded a net loss of $7.4 million.

Australian Magnesium Corporation.    At December 31, 2002, Newmont’s interest in Australian Magnesium Corporation (“AMC”) was composed of a 22.8% equity and voting interest and a loan receivable in the amount of A$38 million (approximately $20.1 million) including interest. In addition, Newmont subsidiaries had obligations to contribute to AMC A$100 million in equity by January 31, 2003 and a further A$90 million in equity, contingent upon the Stanwell Magnesium Project not achieving certain specified production and operating criteria by December 2006. On January 3, 2003, Newmont purchased an additional 167 million AMC shares at A$0.60 per share for a total of A$100 million (approximately $56.2 million) increasing its ownership to 40.9%, thereby satisfying its January 2003 equity contribution obligation. However, due to additional equity contributions by other shareholders on January 31, 2003, Newmont’s interest was diluted to 27.8%. As a result of this equity dilution of its interest in AMC, Newmont recorded an increase of $7.0 million to Additional paid-in-capital during 2003.

AMC’s primary asset was the Stanwell Magnesium Project (the “Project”). The original funding arrangements for the Project amounted to approximately A$1.5 billion (approximately $1.0 billion), including contingencies and cost overrun reserves. On April 17, 2003, AMC announced that it was unlikely that it would reach agreement with its independent engineering firm for a fixed price contract for the development of the Project. Following this announcement, AMC’s share price declined substantially to A$0.24 per share on May 8, 2003. As a result, Newmont wrote down the carrying value of its investment at March 31, 2003 to the quoted market price of the AMC shares at that date of A$0.43 per share, and recorded a loss in Equity loss and impairment of Australian Magnesium Corporation for an other-than-temporary decline in market value of $11.0 million.

On June 5, 2003, AMC requested suspension of its securities on the ASX. Subsequently, on June 13, 2003, AMC announced a restructuring agreement with the project’s major creditors, including Newmont (the “Agreement”). The Agreement was designed to give AMC time to assess the project’s development options and to search for either a corporate or project partner. Work on the Project has ceased and the site is in care and maintenance status. It is not known if or when the Project or any other magnesium project will be developed by AMC. In addition, as part of the Agreement, AMC (i) settled outstanding obligations to its outside creditors from existing cash reserves; (ii) cancelled the senior debt facilities associated with the Project and the associated foreign exchange and interest rate hedging contracts; and (iii) agreed to release Newmont from the above-mentioned A$90 million (approximately $60.1 million) contingent funding commitment. Newmont agreed to forgive its then A$38 million (approximately $24.8 million) loan receivable, provide support in the form of an A$10 million (approximately $6.6 million) contingent, subordinated credit facility and to maintain the existing guarantee in relation to the QMC Finance Pty Ltd (“QMC”) finance facilities, as described below. In September 2003, Newmont made available to AMC A$5 million ($3.3 million) under the credit facility. Newmont had guaranteed a $30.0 million obligation payable by AMC to Ford Motor Company (“Ford”) in the event the Project did not meet certain specified production and operating criteria by November 2005. AMC agreed to indemnify Newmont for this obligation, but this indemnity was unsecured. As of June 30, 2003, Newmont and Ford agreed to settle the liability in relation to the guarantee for $10.0 million in exchange for a release of the guarantee. Newmont has agreed not to seek recovery of this amount from AMC.

As a result of the foregoing Agreement, Newmont recorded an additional write-down in the second quarter of 2002 of $107.8 million in Equity loss and impairment of Australian Magnesium Corporation reducing the carrying value of its investment in AMC to zero. The write-down was attributable to the following: (i) $72.7 million representing the book value of its investment at June 30, 2003; (ii) $24.8 million for the forgiven loan receivable from AMC; (iii) $10.0 million charge to settle Newmont’s guarantee of the Ford contract (see discussion above); (iv) $6.6 million relating to the contingent credit facility; and (v) $1.1 million for various other items, offset by a $7.4 million income tax benefit.

During the third quarter of 2003, AMC issued additional shares to a shareholder other than Newmont. As a result, Newmont’s interest in AMC was diluted to 26.9%. Subsequently, in October 2003, AMC issued additional shares to a shareholder other than Newmont. As a result, Newmont’s interest in AMC was diluted to 26.7%. During the fourth quarter of 2003, Newmont sold its entire interest in AMC, for a nominal amount to Deutsche Bank AG and to Magtrust Pty Ltd, a company owned and controlled by the directors of AMC.

Magtrust purchased approximately 19.9% of the AMC ordinary shares held by Newmont, with Deutsche Bank purchasing the remaining approximately 6.8% of the AMC ordinary shares held by Newmont. If Deutsche Bank sells its interest in AMC to a third party in the future, it must pay Newmont 90% of the sales proceeds.

Newmont is also the guarantor of a A$71.0 million (approximately $53.2 million) amortizing loan facility of QMC, of which A$65.2 million (approximately $48.9 million) was outstanding as of December 31, 2003. The QMC loan facility, which is collateralized by the assets of Queensland Magnesium Project (“QMAG” see below), expires in November 2006. QMC is also a party to hedging contracts that have been guaranteed by Newmont. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of December 31, 2003, the fair value of these contracts was positive A$4.7 million (approximately $3.5 million).

The guarantees under the QMC loan facility and hedging contracts could be called in the event of a default by QMC. Newmont’s liability under QMC loan facility guarantee is limited to the total amount of outstanding borrowings under the facility at the time the guarantee is called. Newmont’s maximum potential liability under its guarantee of the QMC hedging contracts, however, would depend on the market value of the hedging contracts at the time the guarantee is called upon. The principal lender and counterparty under the QMC loan and hedging facilities, respectively, also have security interests over the assets of QMAG. In the event the guarantees are called, Newmont would have a right of subrogation to the lender under Australian law.

During the fourth quarter of 2003, Newmont recorded a $30.0 million charge in Loss on guarantee of QMC debt and established a corresponding reserve in Other current liabilities. Newmont reduced the amount accrued for this contingent obligation by the estimated fair value of the QMAG assets that would be subrogated to Newmont in the event the guarantee is called.

Proven and Probable Reserves

Newmont has a significant reserve base, having steadily increased its reserves over the past decade through a combination of exploration success, acquisitions and mine optimization and development work. Newmont had worldwide equity gold reserves of 91.3 million ounces as of December 31, 2003.

Gold reserves for 2003 were calculated at a $325, A$545 or NZD$665 per ounce gold price, except at Boddington, where gold reserves were calculated using a gold price of A$425 per ounce. Newmont’s 2003 reserves would decline by approximately 5%, or 4.4 million ounces, if calculated at a $300 per ounce gold price, while an increase in the gold price to $350 per ounce would increase reserves by approximately 4% or 3.8 million ounces.

At year-end 2003, Newmont’s North American equity gold reserves were 35.2 million ounces (including 33.7 million equity ounces in Nevada). Outside of North America, year-end equity gold reserves were 56.1 million ounces, including 16.9 million ounces in Australia/New Zealand, 16.3 million ounces in Peru and 11.9 million ounces in Ghana.

Newmont’s equity copper reserves at year-end 2003 were 7.5 billion pounds. Except at Boddington, copper reserves were calculated at a price of $0.75 or A$1.35 per pound.

Newmont’s equity zinc reserves at year-end 2003 were 480 million pounds. Zinc reserves were calculated at a price of A$0.71 per pound.

Under Newmont’s current mining plans, all reserves are located on fee property or mining claims or will be depleted during the terms of existing mining licenses or concessions, or where applicable, any assured renewal or extension periods for the licenses or concessions.

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the several different processing methods to be used. The cut-off grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries and operating costs.

The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of gold and copper will be realized. Ounces of gold or pounds of copper or zinc in the proven and probable reserves are calculated without regard to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, copper and zinc, as well as increased production costs or reduced metallurgical recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

Reserves are published once each year and will be recalculated as of December 31, 2004, for the entire company, taking into account divestments and depletion as well as any acquisitions and additions to reserves based on results of exploration, mine optimization and development work performed during 2004.

The following tables detail Newmont’s gold proven and probable reserves(1) reflecting only those reserves owned by Newmont on December 31, 2003 and 2002:

		December 31, 2003
	Newmont Share (%)	Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts		Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Metallurgical(3) Recovery
North America
Nevada
Carlin Open Pit(4)	100.00%	17,500	0.052	920	205,300	0.044	8,950	222,800	0.044	9,870	68%
Twin Creeks	100.00%	14,000	0.085	1,190	48,200	0.074	3,580	62,200	0.077	4,770	84%
Lone Tree Complex	100.00%	3,300	0.092	300	13,000	0.084	1,090	16,300	0.086	1,390	79%
Phoenix(5)	100.00%	—	—	—	175,700	0.035	6,150	175,700	0.035	6,150	84%
Carlin Underground(6)	100.00%	2,700	0.67	1,800	6,100	0.50	3,040	8,800	0.55	4,840	94%
Midas(7)	100.00%	700	0.83	590	2,700	0.51	1,360	3,400	0.58	1,950	97%
Turquoise Ridge(8)	25.00%	1,500	0.57	850	600	0.62	370	2,100	0.59	1,220	93%
Stockpiles and In-Process	100.00%	57,000	0.059	3,350	3,700	0.055	200	60,700	0.059	3,550	80%

Total Nevada(9)		96,700	0.093	9,000	455,300	0.054	24,740	552,000	0.061	33,740

Other North America(10)
Golden Giant, Ontario(11)	100.00%	—	—	—	1,100	0.30	330	1,100	0.30	330	96%
Holloway, Ontario(12)	91.50%	800	0.17	140	1,100	0.20	220	1,900	0.19	360	93%
La Herradura, Mexico(13)	44.00%	11,000	0.029	320	15,000	0.031	460	26,000	0.030	780	68%

Total Other North America		11,800	0.039	460	17,200	0.059	1,010	29,000	0.051	1,470

Total North America		108,500	0.087	9,460	472,500	0.055	25,750	581,000	0.061	35,210

South America
Yanacocha, Peru(14)	51.35%	87,600	0.028	2,450	450,000	0.031	13,830	537,600	0.030	16,280	71%
Kori Kollo, Bolivia(15)	88.00%	3,000	0.012	40	15,000	0.022	330	18,000	0.020	370	66%

Total South America		90,600	0.027	2,490	465,000	0.030	14,160	555,600	0.030	16,650

Australia/New Zealand
Boddington, Western Australia(16)	44.44%	61,000	0.027	1,670	129,900	0.025	3,180	190,900	0.025	4,850	82%
Golden Grove, Western Australia(17)	100.00%	1,700	0.024	40	1,800	0.045	80	3,500	0.035	120	60%
Kalgoorlie, Western Australia(18)	50.00%	37,800	0.054	2,040	59,200	0.065	3,850	97,000	0.061	5,890	86%
Pajingo, Queensland(19)	100.00%	100	0.43	60	2,400	0.32	770	2,500	0.33	830	97%
Tanami, Northern Territory(20)	100.00%	6,600	0.18	1,180	13,100	0.12	1,540	19,700	0.14	2,720	96%
Jundee, Western Australia(21)	100.00%	3,100	0.07	210	6,800	0.22	1,490	9,900	0.17	1,700	90%
Bronzewing, Western Australia(21)	100.00%	300	0.11	30	––	––	––	300	0.11	30	97%
Martha, New Zealand(22)	100.00%	—	—	—	5,300	0.14	760	5,300	0.14	760	91%

Total Australia/New Zealand		110,600	0.047	5,230	218,600	0.053	11,670	329,200	0.051	16,900

Asia and Europe
Batu Hijau, Indonesia- Gold(23)	52.875%	227,700	0.012	2,650	387,600	0.011	4,450	615,300	0.012	7,100	80%
Minahasa, Indonesia(24)	94.00%	400	0.14	50	—	—	—	400	0.14	50	90%
Ovacik, Turkey(25)	100.00%	300	0.35	100	200	0.30	70	500	0.33	170	94%
Perama, Greece(26)	80.00%	—	—	—	9,700	0.11	1,050	9,700	0.11	1,050	90%
Zarafshan-Newmont, Uzbekistan(27)	50.00%	61,500	0.037	2,260	—	—	—	61,500	0.037	2,260	57%

Total Asia and Europe		289,900	0.017	5,060	397,500	0.014	5,570	687,400	0.015	10,630

Africa
Akyem, Ghana(28)	85.00%	—	—	—	80,000	0.054	4,280	80,000	0.054	4,280	89%
Ahafo, Ghana(29)	100.00%	—	—	—	108,600	0.070	7,630	108,600	0.070	7,630	89%

Total Africa		—	—	—	188,600	0.063	11,910	188,600	0.063	11,910

Total Newmont Worldwide—Gold		599,600	0.037	22,240	1,742,200	0.040	69,060	2,341,800	0.039	91,300

		December 31, 2002
	Newmont Share (%)	Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts		Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Metallurgical(3) Recovery
North America
Nevada
Carlin Open Pit	100.00%	20,200	0.059	1,180	161,600	0.040	6,430	181,800	0.042	7,610	73%
Twin Creeks	100.00%	3,600	0.092	340	44,000	0.081	3,540	47,600	0.081	3,880	86%
Lone Tree Complex	100.00%	2,800	0.080	230	18,200	0.067	1,220	21,000	0.069	1,450	76%
Phoenix(5)	100.00%	—	—	—	174,200	0.034	5,990	174,200	0.034	5,990	82%
Carlin Underground	100.00%	3,600	0.69	2,520	6,400	0.50	3,200	10,000	0.57	5,720	94%
Midas(7)	100.00%	200	0.70	110	3,200	0.65	2,050	3,400	0.65	2,160	97%
Stockpiles and In-Process	100.00%	67,600	0.057	3,860	1,000	0.039	40	68,600	0.057	3,900	77%

Total Nevada(9)		98,000	0.084	8,240	408,600	0.055	22,470	506,600	0.061	30,710

Other North America
Mesquite, California(10)	100.00%	5,200	0.014	70	—	—	—	5,200	0.014	70	71%
Golden Giant, Ontario	100.00%	600	0.251	160	1,700	0.297	510	2,300	0.285	670	96%
Holloway, Ontario(12)	90.62%	900	0.184	170	1,900	0.191	370	2,800	0.189	540	94%
La Herradura, Mexico	44.00%	11,800	0.029	340	16,400	0.029	470	28,200	0.029	810	71%

Total Other North America		18,500	0.040	740	20,000	0.067	1,350	38,500	0.054	2,090

Total North America		116,500	0.077	8,980	428,600	0.056	23,820	545,100	0.060	32,800

South America
Yanacocha, Peru(14)	51.35%	96,800	0.028	2,710	467,600	0.030	14,030	564,400	0.030	16,740	73%
Kori Kollo, Bolivia(15)	88.00%	8,000	0.023	180	14,600	0.025	360	22,600	0.024	540	65%

Total South America		104,800	0.028	2,890	482,200	0.030	14,390	587,000	0.029	17,280

Australia/New Zealand
Boddington, Western Australia(16)	44.44%	61,000	0.027	1,670	129,900	0.025	3,180	190,900	0.025	4,850	82%
Golden Grove, Western Australia(17)	100.00%	2,600	0.036	90	2,600	0.037	100	5,200	0.036	190	59%
Kalgoorlie, Western Australia(18)	50.00%	34,600	0.052	1,790	62,300	0.06	3,760	96,900	0.057	5,550	86%
Pajingo, Queensland	100.00%	200	0.48	110	2,500	0.35	850	2,700	0.36	960	97%
Tanami, Northern Territory(20)	85.86%	7,100	0.18	1,270	12,600	0.11	1,450	19,700	0.14	2,720	96%
Yandal, Western Australia(21)	100.00%	5,800	0.07	420	10,200	0.17	1,700	16,000	0.13	2,120	90%
Martha, New Zealand(22)	92.28%	—	—	—	6,100	0.13	790	6,100	0.13	790	92%

Total Australia/New Zealand		111,300	0.048	5,350	226,200	0.052	11,830	337,500	0.051	17,180

Asia and Europe
Batu Hijau, Indonesia-Gold(23)	56.25%	175,300	0.012	2,130	394,800	0.012	4,790	570,100	0.012	6,920	78%
Minahasa, Indonesia(24)	94.00%	900	0.14	130	—	—	—	900	0.14	130	89%
Ovacik, Turkey	100.00%	500	0.47	230	300	0.38	110	800	0.44	340	95%
Perama, Greece	80.00%	—	—	—	9,700	0.11	1,050	9,700	0.11	1,050	90%
Zarafshan-Newmont, Uzbekistan	50.00%	69,300	0.037	2,600	—	—	—	69,300	0.037	2,600	57%

Total Asia and Europe		246,000	0.021	5,090	404,800	0.015	5,950	650,800	0.017	11,040

Africa
Akyem, Ghana	85.00%	—	—	—	25,800	0.061	1,570	25,800	0.061	1,570	89%
Ahafo, Ghana(29)	85.60%	—	—	—	44,900	0.074	3,330	44,900	0.074	3,330	90%

Total Africa		—	—	—	70,700	0.070	4,900	70,700	0.070	4,900

Total Newmont Worldwide—Gold		578,600	0.039	22,310	1,612,500	0.038	60,890	2,191,100	0.038	83,200

Equity Interests(30)
TVX Newmont Americas	49.9%	94,100	0.018	1,740	16,600	0.027	440	110,700	0.020	2,180
Echo Bay Mines Ltd.	45.3%	21,800	0.021	460	30,200	0.036	1,080	52,000	0.030	1,540

Total Equity Interests		115,900	0.019	2,200	46,800	0.033	1,520	162,700	0.023	3,720

Total Newmont Reportable		694,500	0.035	24,510	1,659,300	0.038	62,410	2,353,800	0.037	86,920

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.
The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated in a full feasibility study to be viable and justifiable under reasonable investment and market assumptions.
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
Proven and probable reserves were calculated using different cut-off grades depending on each deposit’s properties. The term “cut-off grade” means the lowest grade of mineralized material that can be included in the reserves in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and type of milling or leaching facilities available.
2003 reserves were calculated at a U.S.$325, A$545 or NZD$665 per ounce gold price unless otherwise noted. 2002 reserves were calculated at a U.S.$300, A$545 or NZD$665 per ounce gold price unless otherwise noted.
(2)	Tonnages are after allowances for losses resulting from mining methods. Tonnages are rounded to the nearest hundred thousand.
(3)	Ounces or pounds are estimates of metal contained in ore tonnages and are before allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest ten thousand.
(4)	Includes undeveloped reserves at Castle Reef, Crow, North Lantern and Emigrant deposits for combined total undeveloped reserves of 1,560,000 ounces.
(5)	Cut-off grade utilized in 2003 of not less than 0.018 ounce per ton. 2002 reserves were calculated at a U.S.$250 per ounce gold price. Deposit is undeveloped.
(6)	Includes reserves at Leeville, containing a total reserve of 2,570,000 ounces. Leeville is in development.
(7)	Also contains reserves of over 24 million and 26 million ounces of silver at December 31, 2003 and 2002, respectively, with a metallurgical recovery rate of 93% at the end of each period.
(8)	Reserves estimates were provided by Placer Dome, which operates the Turquoise Ridge Joint Venture.
(9)	These reserves are approximately 70.9% (66.4% in 2002) refractory in nature. Refractory ores are not amenable to the direct cyanidation recovery processes currently used for oxide material. Such ore must be oxidized before it is subjected to recovery processes or concentrated for shipment to smelters. Cut-off grades utilized in 2003 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.059 ounce per ton; refractory leach material not less than 0.026 ounce per ton; refractory mill material not less than 0.018 ounce per ton.
(10)	In 2002, included the Mesquite mine where mining was completed in 2001. Mesquite was sold in 2003.
(11)	Cut-off grade utilized in 2003 of not less than 0.150 ounce per ton.
(12)	Cut-off grade utilized in 2003 of not less than 0.132 ounce per ton. Percentage reflects Newmont’s weighted equity interest of 84.65% in the Holloway Joint Venture and 100% in remaining reserves. Property includes undeveloped reserves at the Blacktop deposit of 90,000 equity ounces.

(13)	Cut-off grade utilized in 2003 of not less than 0.010 ounce per ton.
(14)	Reported reserves are based on Newmont’s 51.35% equity interest. Yanacocha is consolidated on a 100% basis for accounting purposes, then the minority interest of our partners is recognized. 2003 reserves calculated using variable cut-off grades of not less than 0.006 ounce per ton. The cut-off grade is a function of both gold and silver content. 2003 reserves include undeveloped deposits at Corimayo, Cerro Quilish, Cerro Negro, Quecher, Chaquicocha Sur, and Antonio, for combined total undeveloped reserves of 5,320,000 equity ounces.
(15)	Cut-off grade utilized in 2003 of not less than 0.010 ounce per ton. Mining was completed in 2003. Reserves include ounces on leach pads and in stockpiles, and undeveloped reserves at Kori Chaca containing 300,000 equity ounces.
(16)	As in 2002, reserves calculated at a A$425 per ounce gold price and treated on an equity basis and not consolidated for accounting purposes. Cut-off grade utilized in 2003 of not less than 0.011 ounce per ton. Deposit is undeveloped.
(17)	Gold reported in reserves is contained within zinc and copper ore bodies. Cut-off grade and recoveries vary depending on the copper, gold and zinc content. The cut-off grades used for reserve reporting in 2003 were equivalent to 2.2% copper and 4.5% zinc.
(18)	Cut-off grade utilized in 2003 of not less than 0.026 ounce per ton. Newmont applies pro-rata consolidation for accounting purposes.
(19)	Cut-off grade utilized in 2003 of not less than 0.117 ounce per ton.
(20)	Became wholly-owned after purchase of minority interests in 2003. At December 31, 2002, Newmont’s equity interest was 85.86%. Cut-off grade utilized in 2003 of not less than 0.036 ounce per ton.
(21)	Previously combined in Yandal, which included Jundee, Bronzewing and Wiluna mines. Wiluna was sold in 2003. Cut-off grade utilized in 2003 of not less than 0.021 ounce per ton at Jundee and 0.020 ounce per ton at Bronzewing.
(22)	Became wholly-owned after purchase of minority interests in 2003. At December 2002, this percentage was 92.28%. Includes undeveloped reserves at the Favona deposit containing 350,000 ounces. Cut-off grade utilized in 2003 of not less than 0.022 ounce per ton.
(23)	Production is in the form of a copper-gold concentrate. Cut-off grade and recoveries vary depending on the gold and copper content. The cut-off grade used for reserve reporting in 2003 was equivalent to 0.33% copper. Percentage reflects Newmont’s adjusted economic interest for purposes of reserve reporting. At December 31, 2002 Newmont’s economic interest was 56.25%.
(24)	Mining was completed in 2001 and remaining reserves are in stockpiles.
(25)	Cut-off grade utilized in 2003 of not less than 0.080 ounce per ton.
(26)	Cut-off grade utilized in 2003 of not less than 0.042 ounce per ton. Sale pending, contingent on buyer financing. Deposit is undeveloped.
(27)	Material made available to Zarafshan-Newmont for processing from designated stockpiles or other designated sources. Tonnage and gold content of material available to Zarafshan-Newmont for processing from such designated stockpiles or other specified sources are guaranteed by state entities of Uzbekistan.
(28)	Cut-off grade utilized in 2003 of not less than 0.015 ounce per ton. Deposit is undeveloped.
(29)	Become wholly-owned after Newmont’s acquisition of remaining 50% of Ntotoroso in 2003. At December 31, 2002, Newmont’s weighted equity interest was 85.6%. Deposit is undeveloped. Cut-off grade utilized in 2003 of not less than 0.016 ounce per ton.
(30)	Interests in Echo Bay and TVX Newmont Americas were exchanged and sold, respectively, as of January 31, 2003. 2002 reserve estimates were provided by Kinross Gold Corporation.

The following tables detail Newmont’s base metal proven and probable reserves(1) reflecting only those reserves owned by Newmont on December 31, 2003 and 2002:

		December 31, 2003
	Newmont Share (%)	Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts		Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Metallurgical(3) Recovery
Copper
Phoenix, Nevada(4)	100.00%	—	—	—	159,600	0.13	420	159,600	0.13	420	63%
Batu Hijau, Indonesia(5)	52.875%	227,700	0.52	2,350	387,600	0.51	3,940	615,300	0.51	6,290	89%
Boddington, Western Australia(6)	44.44%	61,000	0.12	140	129,700	0.13	330	190,700	0.12	470	84%
Golden Grove, Western Australia(7)	100.00%	1,900	2.6	100	5,900	2.1	250	7,800	2.2	350	88%

Total Newmont Copper		290,600	0.43	2,590	682,800	0.37	4,940	973,400	0.39	7,530

Zinc
Golden Grove, Western Australia(7)	100.00%	600	10.8	140	1,200	13.8	340	1,800	12.8	480	91%

Total Newmont Zinc		600	10.8	140	1,200	13.8	340	1,800	12.8	480

		December 31, 2002
	Newmont Share (%)	Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts		Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Metallurgical(3) Recovery
Copper
Phoenix, Nevada(4)	100.00%	—	—	—	156,300	0.16	520	156,300	0.16	520	85%
Batu Hijau, Indonesia(5)	56.25%	175,300	0.54	1,890	394,800	0.55	4,330	570,100	0.55	6,220	93%
Boddington, Western Australia(6)	44.44%	61,000	0.12	140	129,700	0.13	330	190,700	0.12	470	84%
Golden Grove, Western Australia	100.00%	2,500	2.0	100	5,500	2.8	300	8,000	2.5	400	88%

Total Newmont Copper		238,800	0.45	2,130	686,300	0.40	5,480	925,100	0.41	7,610

Zinc
Golden Grove, Western Australia	100.00%	1,700	11.6	390	1,000	15.4	300	2,700	13.0	690	91%

Total Newmont Zinc		1,700	11.6	390	1,000	15.4	300	2,700	13.0	690

(1)	See footnote (1) to the Gold Proven and Probable Reserves Tables above. 2003 copper reserves were calculated at a U.S.$0.75 or A$1.35 per pound copper price unless otherwise noted. 2002 reserves were calculated at a U.S.$0.75 or A$1.36 per pound copper price unless otherwise noted. 2003 zinc reserves were calculated at a A$1.71 per pound zinc price and in 2002 a price of $A0.85 per pound zinc was used.
(2)	See footnote (2) to the Gold Proven and Probable Reserves Tables above.
(3)	See footnote (3) to the Gold Proven and Probable Reserves Tables above. Pounds are rounded to the nearest ten thousand.
(4)	Cut-off grade and recoveries vary depending on the gold and copper content. The cut-off grade used for reserve reporting in 2003 was equivalent to 0.018 ounce of gold per ton. 2002 reserves were calculated at $0.95 per pound copper price. Deposit is undeveloped.

(5)	Percentage reflects Newmont’s adjusted economic interest for purposes of reserve reporting. At December 31, 2002 Newmont’s economic interest was 56.25%. Cut-off grade and recoveries vary depending on the gold and copper content. The cut-off grade used for reserve reporting in 2003 was equivalent to 0.33% copper.
(6)	As in 2002, reserves were calculated at a A$425 per ounce gold price and A$1.25 per pound copper price and accounted for on an equity basis. Cut-off grade varies depending on the gold and copper content. The cut-off grade used for reserve reporting in 2003 was equivalent to 0.011 ounce of gold per ton. Deposit is undeveloped.
(7)	Cut-off grade and recoveries vary depending on the copper, zinc and gold content. The cut-off grades used for reserve reporting in 2003 were not less than 2.2% copper and 4.5% zinc.

The following table details Newmont’s reconciliation of December 2002 and December 2003 Gold Proven and Probable Reserves:

Newmont Equity Contained Ounces
(in millions)
December 31, 2002	86.9
Depletion(1)	(8.8)
Divestments(2)	(4.2)
Acquisitions(3)	2.3
Revisions and Additions(4)	15.1

December 31, 2003	91.3

(1)	Depletion represents reserves processed in 2003.
(2)	Equity divestments include 3,650,000 ounces from the sale of Newmont’s interest in the TVX Newmont Americas joint venture and the exchange of Newmont’s interest in Echo Bay Mines Ltd. for a non-equity accounted interest in Kinross Gold Corporation, 80,000 ounces combined from the sale of the Mesquite and Wiluna mines, and 420,000 ounces from the adjustment to Newmont’s economic interest in Batu Hijau.
(3)	Equity acquisitions include 1,200,000 ounces from the Turquoise Ridge joint venture, 550,000 ounces from the purchase of the remaining 50% of Ntotoroso and 510,000 ounces from the purchases of minority interests at Tanami and Martha.
(4)	Revisions and additions due to reserve conversions, optimizations, model updates and updated unit costs and recoveries.

ITEM 3.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 27 to the Consolidated Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Newmont’s executive officers as of March 2, 2004 were:

Name	Age	Office
Wayne W. Murdy	59	Chairman and Chief Executive Officer
Pierre Lassonde	56	President
David H. Francisco	54	Executive Vice President, Operations
John A. S. Dow	58	Executive Vice President and Managing Director, Newmont Australia Limited
Bruce D. Hansen	46	Senior Vice President and Chief Financial Officer
Britt D. Banks	42	Vice President, General Counsel and Secretary
Thomas L. Enos	52	Vice President, International Operations
Robert J. Gallagher	53	Managing Director, Newmont Indonesia Limited
David Harquail	47	Vice President and Managing Director, Newmont Capital Limited
Donald G. Karras	50	Vice President, Taxes
Thomas P. Mahoney	49	Vice President and Treasurer
David W. Peat	51	Vice President and Global Controller
Richard M. Perry	45	Vice President and Managing Director, Newmont USA Limited
Carlos Santa Cruz	48	Vice President and Managing Director, Newmont Peru Limited

There are no family relationships by blood, marriage or adoption among any of the above executive officers of Newmont. All executive officers are elected annually by the Board of Directors of Newmont to serve for one year or until his respective successor is elected and qualified. The Arrangement Agreement between Newmont and Franco-Nevada provided that Mr. Lassonde would become the President of Newmont upon our acquisition of Franco-Nevada. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an executive officer.

Mr. Murdy has been Chairman of the Board of Newmont since January 2002 and Chief Executive Officer thereof since January 2001. Mr. Murdy was President of Newmont from July 1999 to February 2002. He served as Executive Vice President and Chief Financial Officer from July 1996 to July 1999, and Senior Vice President and Chief Financial Officer from December 1992 to July 1996. Mr. Murdy was elected to the Board of Directors of Newmont in September 1999.

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

Mr. Enos was elected Vice President, International Operations of Newmont in December 2002. Previously, he served as Vice President of Newmont and Managing Director of Newmont Indonesia Limited from May 2002 to November 2002. He served as Vice President, Indonesian Operations from July 1998 to May 2002. He served as Vice President and General Manager of Newmont’s Carlin operations from May 1996 to July 1998.

Mr. Gallagher has served as Managing Director, Newmont Indonesia Limited since November 2002. He served as General Manager of Newmont’s Batu Hijau operations in Indonesia from April 2001 to November 2002 and Director of Operations thereof from August 2000 to April 2001. Previously, he served as Vice President Operations at Vengold Inc. from 1993 to August 2000.

Mr. Harquail was elected Managing Director of Newmont Capital Limited in May 2002 and Vice President of Newmont in September 2003. Previously, he served as Senior Vice President of Franco-Nevada Mining Corporation Limited from May 1998 to February 2002. Prior to May 1998, Mr. Harquail was a Vice President of Franco-Nevada.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Newmont’s common stock is listed and principally traded on the New York Stock Exchange (under the symbol “NEM”) and is also listed in the form of CHESS Depositary Interests (“CDIs”) (under the symbol “NEM”) on the Australian Stock Exchange (“ASX”). In Australia, Newmont is referred to as “Newmont Mining Corporation ARBN 099 065 997 organized in Delaware with limited liability.” Since July 1, 2002, Newmont CDIs have traded on the ASX as a Foreign Exempt Listing granted by the ASX, which provides an ancillary trading facility to Newmont’s primary listing on NYSE. Newmont Mining Corporation of Canada Limited’s exchangeable shares (“Exchangeable Shares”) are listed on the Toronto Stock Exchange (under the symbol “NMC”). The Exchangeable Shares were issued in connection with the acquisition of Franco-Nevada. The following table sets forth, for the periods indicated, the high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape.

	2003		2002
	High	Low	High	Low
First quarter	$30.60	$24.23	$28.24	$18.70
Second quarter	$34.40	$24.80	$32.00	$26.33
Third quarter	$42.50	$31.01	$29.87	$22.21
Fourth quarter	$50.28	$37.25	$29.98	$23.10

On March 2, 2004, there were outstanding 400,563,988 shares of Newmont’s common stock (including shares represented by CDIs), which were held by approximately 19,500 stockholders of record. A dividend of $0.04 per share of common stock outstanding was declared in each of the first three quarters of 2003, and $0.05 per share of common stock outstanding was declared in the fourth quarter of 2003, for a total of $0.17 during the year. A dividend of $0.03 per share of common stock outstanding was declared in each quarter of 2002, for a total of $0.12 per share during that year.

On March 2, 2004, there were outstanding 42,252,191 Exchangeable Shares, which were held by 53 holders of record. The Exchangeable Shares are exchangeable at the option of the holders into Newmont common stock. Holders of Exchangeable Shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

The determination of the amount of future dividends will be made by Newmont’s Board of Directors from time to time and will depend on Newmont’s future earnings, capital requirements, financial condition and other relevant factors.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(in millions, except per share)
Revenues	$3,214.1	$2,657.9	$1,666.7	$1,819.6	$1,627.9
Income (loss) before cumulative effect of a change in accounting principle, net of preferred stock dividend	$510.2	$146.6	$(54.1)	$(84.6)	$(119.3)
Net income (loss) applicable to common shares(1)	$475.7	$154.3	$(54.1)	$(97.2)	$(119.3)
Basic income (loss) per common share:
Before cumulative effect of a change in accounting principle	$1.24	$0.40	$(0.28)	$(0.45)	$(0.62)
Net income (loss)	$1.16	$0.42	$(0.28)	$(0.51)	$(0.62)
Diluted income (loss) per common share:
Before cumulative effect of a change in accounting principle	1.23	0.39	(0.28)	(0.45)	(0.62)
Net income (loss))	1.15	0.41	(0.28)	(0.51)	(0.62)
Dividends declared per common share	$0.17	$0.12	$0.12	$0.12	$0.12
At December 31,
Total assets	$11,050.2	$10,147.4	$4,141.7	$4,024.2	$4,043.2 (2)
Long-term debt, including current portion	$1,077.5	$1,816.6	$1,426.9	$1,354.8	$1,391.8 (2)
Stockholders’ equity	$7,384.9	$5,419.2	$1,499.8	$1,540.7	$1,605.8 (2)

(1)	Net income (loss) includes the cumulative effect of a change in accounting principle related to a net expense for reclamation and remediation of $34.5 million ($0.08 per share), net of tax, in 2003, a net gain for depreciation of property, plant and mine development of $7.7 million ($0.02 per share), net of tax, in 2002, and a net expense for revenue recognition of $12.6 million ($0.06 per share), net of tax, in 2000.
(2)	As a result of the restatement of the Company’s Consolidated Financial Statements, the Consolidated Financial Statements as of December 31, 1999 are derived from unaudited Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “CHF” to Swiss currency, “NZD$” to New Zealand currency and “U.S.$” or “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three years ended December 31, 2003, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2004;

•	“Accounting Changes,” which provides a discussion of recent changes to our accounting policies that have affected how we account for reclamation and remediation costs and for depreciation, depletion and amortization of property, plant and mine development;

•	“Restructuring” and “Acquisitions,” which provide information regarding our 2002 restructuring and our 2002 and 2003 acquisitions;

•	“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and because they require difficult, subjective or complex judgments by our management;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the last three years;

•	“Results of Operations,” which sets forth an analysis of the operating results for the last three years of Newmont’s gold operations, the Base Metals Segment engaged in copper and zinc production, the Exploration Segment and the Merchant Banking Segment;

•	“Recent Accounting Pronouncements,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results; and

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Overview

Newmont’s original predecessor corporation was incorporated in 1921. Newmont is the world’s largest gold producer and is the only gold company included in the S&P 500 Index. We are also engaged in the exploration for and acquisition of gold properties and are the world’s largest private sector precious metals royalty owner. We have mining operations in the United States, Australia, Peru, Indonesia, Canada, Uzbekistan, Turkey, Bolivia, New Zealand and Mexico. We have an advanced development project in Ghana, which is expected to become our next core operating district. During the last few years we have expanded our global footprint through our exploration efforts and through the acquisition of operating and development assets. We believe that Newmont is positioned to remain a gold industry leader capable of achieving further profitable growth as we discover and develop new projects.

Newmont faces key risks associated with our business. One of the most significant risks is the fluctuation in the price of gold and other metals, which is affected by numerous factors beyond our control. Other challenges we face are production cost increases and potential social and environmental issues. Operating costs at our operations are subject to great variation from one year to the next due to a number of factors, such as changing ore grades, metallurgy and revisions to mine plans in response to the physical shape and location of the ore bodies. At foreign locations, such costs are also influenced by currency fluctuations that may affect our U.S. dollar operating costs. In addition, we must continually replace gold reserves depleted by production. Depleted reserves must be replaced by expanding known ore bodies or by locating new deposits in order to maintain production levels over the long term.

Our financial results for 2003 improved compared to 2002 and 2001, largely due to increased margins related to the higher gold prices received during the year. The Company strengthened its balance sheet by raising approximately $1.0 billion through an equity offering in November, by substantially eliminating the Australian gold hedge books and by reducing outstanding debt. Newmont had worldwide gold reserves of 91.3 million equity ounces as of December 31, 2003, reflecting a 5% increase over the 86.9 million equity ounces as of December 31, 2002, despite Newmont’s sale during 2003 of certain non-core operations with reserves of 4.2 million equity ounces.

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Years ended December 31,
	2003	2002	2001
Net income (loss) applicable to common shares (in millions)	$475.7	$154.3	$(54.1)
Net income (loss) per share, basic	$1.16	$0.42	$(0.28)
Revenues (in millions)	$3,214.1	$2,657.9	$1,666.7
Equity gold sales (in thousands of ounces)	7,383.6	7,631.7	5,466.1
Average price received per ounce of gold	$366	$313	$271
Total cash costs ($/ounce)(1)	$203	$189	$184
Total production costs ($/ounce)(1)	$266	$250	$237

(1)	Total cash costs and total production costs are non-GAAP measures of performance that we use to determine the cash generating capacities of our mining operations and to monitor the performance of our mining operations. For a reconciliation of Costs applicable to sales to total cash costs and total production costs per ounce (unaudited), see Item 2, Properties, above.

Consolidated Financial Performance

Primarily as a result of the factors discussed below, our net income applicable to common shares increased to $475.7 million ($1.16 per share, basic) for the year ended December 31, 2003, an increase of 208% compared with net income applicable to common shares of $154.3 million ($0.42 per share, basic) for the year ended December 31, 2002. In 2001, we incurred a net loss of $54.1 million ($0.28 per share, basic). Newmont’s revenues of $3.2 billion in 2003 grew 21% from $2.7 billion in 2002, which in turn increased $1.0 billion, or 59%, from 2001. Higher revenues and net income in 2003 and 2002, as compared to 2001, were a direct result of higher production resulting from the acquisitions of Normandy and Franco-Nevada in early 2002, and increased margins on gold sales resulting from higher average realized gold prices.

During 2003 and 2002, the weakening U.S. dollar and other factors helped strengthen gold prices and as a result, our average realized gold price increased significantly from $271 per ounce in 2001, to $313 per ounce in 2002 and to $366 in 2003. At December 31, 2003, we assumed a long-term gold price of $360 per ounce for purposes of impairment testing of goodwill and the carrying value of long-lived assets, compared to an assumed gold price of $320 per ounce at December 31, 2002. The increase in the assumed gold price for impairment testing in 2003 reflects the Company’s improved view of long-term gold prices based on the improvement in gold market fundamentals.

The average realized gold price increases over the last few years were partially offset by higher total production costs per ounce. During the past three years, Newmont has seen significant increases in the cost of fuel, power and other bulk consumables. In addition, our production costs were affected by the increase in foreign currency exchange rates in relation to the U.S. dollar. While a weaker U.S. dollar generally benefits the gold price, which is quoted in U.S. dollars, it also results in higher costs quoted in U.S. dollars at certain of our foreign operations. Since the Company’s acquisition of Normandy, the Australian dollar/U.S. dollar exchange rate has had the greatest impact on costs. We experienced an appreciation of 17% in the average Australian dollar/U.S. dollar exchange rate between 2003 and 2002.

Our equity gold sales in 2003 of 7.4 million ounces were slightly lower than the 7.6 million ounces in 2002 because of the Company’s divestiture of non-core equity investments. Equity gold sales in 2002 were approximately 40% higher than the 5.5 million ounces sold in 2001, as a result of the Normandy and Franco-Nevada acquisitions.

In addition, our financial and operating results for the year ended December 31, 2003 were impacted by the following significant items:

•	Our 2003 results reflect the full-year impact of our acquisitions of Normandy and Franco-Nevada;

•	we recognized a net $83.2 million gain on investments in 2003 primarily relating to a gain on the exchange of certain securities;

•	we recognized net gains relating to Newmont Yandal Operations Pty Ltd (“NYOL”) of $114.0 million as the result of the extinguishment of NYOL’s debt, and $106.5 million as a result of the extinguishment of NYOL gold hedge contracts;

•	we incurred losses in 2003 of $119.5 million relating to Australian Magnesium Corporation, and a $30.0 million charge relating to a Newmont guarantee of a loan to QMC Finance Pty Ltd;

•	we recognized foreign currency gains of $97.0 million;

•	we spent significantly higher amounts on exploration, research and development; and

•	income tax expense was $206.9 million in 2003, compared to $19.9 million in 2002. The 2003 increase in tax expense was primarily attributable to significantly higher pre-tax income.

Equity Accounted Investment

Our results of operations and financial condition also include non-consolidated or equity accounted affiliates, the most significant of which is P.T. Newmont Nusa Tenggara, which owns the Batu Hijau mine in Indonesia. Equity income from Batu Hijau was $82.9 million for 2003 compared to $42.1 million in 2002. The increase in equity income at Batu Hijau over prior years primarily resulted from higher copper prices, increased gold by-product credits and lower smelting and refining costs.

Newmont expects to consolidate Batu Hijau effective January 1, 2004, following the adoption of FASB Interpretation No. 46R (“FIN 46R”). We expect this will have a material impact on our consolidated operating and financial results reported in the future.

Liquidity

During 2003, Newmont’s balance sheet strengthened significantly, primarily from the equity offering completed in November, from positive operating cash flows and from the sale of non-core assets. The Company’s financial position at December 31, 2003 and 2002 was as follows:

	At December 31,
	2003	2002
	(in millions)
Long-term debt (including current portion)	$1,077.5	$1,816.6
Total stockholders’ equity	$7,384.9	$5,419.2
Cash and cash equivalents	$1,314.0	$401.7

During 2003, our debt and liquidity positions were affected by several events. We made net repayments of long-term debt of $669.3 million, primarily reflecting early debt extinguishments. In November 2003, we completed an offering of 25 million shares of common stock, which raised gross proceeds of approximately $1.0 billion. As a result of the proceeds received from the offering, our cash and cash equivalents and stockholders’ equity both increased significantly. We also received $224.6 million from the sale of marketable securities of Kinross, $180.0 million from the sale of shares of TVX Newmont Americas and $162.5 million from the issuance of common stock on the exercise of Franco-Nevada Class B warrants. Earnings of $146.0 million were distributed to the minority partners of Yanacocha during 2003. In addition, during 2003 we spent $176.3 million buying back gold derivative instruments, almost completely eliminating the portfolio of gold commodity derivative instruments obtained as part of the acquisition of Normandy.

Looking Forward

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These include, but are not limited to the following:

•	Gold prices, and to a lesser extent, copper prices;

•	Given the increase in reserves and the progress made on development projects, production is anticipated to range between 7.0 million and 7.5 million equity ounces per year through 2006. Newmont is currently developing its next generation of lower cost mines. We anticipate that our Ahafo advanced development project in Ghana, West Africa, will generate steady-state annual gold sales of approximately 500,000 ounces commencing in 2006, with higher production in the initial years. We expect to make an investment decision on the Akyem project, also in Ghana, by the end of 2004. In Nevada, the Leeville underground project is approximately 42% complete with annual gold production of approximately 500,000 ounces expected to commence at the end of 2005, while annual production from the Phoenix development project, anticipated to begin operating in 2006, is expected to be between 400,000 to 450,000 ounces of gold and 18 to 20 million pounds of copper;

•	Changes in foreign currency exchange rates in relation to the U.S. dollar will continue to affect our future profitability and cash flow. Fluctuations in local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Historically, such fluctuations have not had a material impact on the Company’s revenue since gold is sold throughout the world principally in U.S. dollars. The Company’s total cash costs are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations in the Company’s consolidated financial statements. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future;

•	Capital expenditures in 2003 were $501.4 million. We expect to increase capital expenditures in 2004 to between $700 million and $750 million, including costs related to the Ahafo project in Ghana and the Leeville and Phoenix projects in Nevada; and

•	Due to the strengthening of the gold market, and consistent with our exploration growth strategy, we expect 2004 exploration, research and development expenditures will total between $140 million and $150 million.

Accounting Changes

Reclamation and Remediation (Asset Retirement Obligations)

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. Newmont adopted SFAS No. 143 as required on January 1, 2003. See Note 14 to the Consolidated Financial Statements for complete disclosure of the impact of adopting SFAS 143.

On a pro forma basis, the liabilities for asset retirement obligations would have been $420.0 million and $422.9 million at January 1, 2002 and December 31, 2002, respectively, if SFAS No. 143 had been applied at the beginning of 2002. The table below presents the impact of the accounting change for 2003 and the pro forma effect for 2002 as if the change had been in effect for that period (in thousands, except per share data):

	Year ended December 31,
(Decrease) increase to income	2003 Impact	2002 (pro forma)	2001 (pro forma)
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	$21,597	$10,548	$9,779
Base metals	358	—	—
Depreciation, depletion and amortization	(13,607)	(13,228)	(11,359)
Income tax (expense) benefit	(2,922)	938	553
Minority interest	(4,567)	1,938	1,451
Equity income of affiliate	(1,309)	36	(1,656)

(Decrease) increase to income before cumulative effect of a change in accounting principle	$(450)	$232	$(1,232)

(Decrease) increase to income before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00	$0.00

The table below presents pro forma income (loss) and income (loss) per common share before cumulative effect of a change in accounting principle for years ended December 31, 2002 and 2001 as if the Company had adopted the SFAS No. 143 as of January 1, of each year (in thousands, except per share data):

	2002			2001
	Income applicable to common shares before cumulative effect of a change in accounting principle	Income per common share before cumulative effect of a change in accounting principle, basic	Income per common share before cumulative effect of a change in accounting principle, diluted	Net loss applicable to common shares	Net loss per common share, basic and diluted
As reported	$146,622	$0.40	$0.39	$(54,119)	$(0.28)
Effects of SFAS No. 143 accounting method	232	—	—	(1,232)	—

Pro forma	$146,854	$0.40	$0.39	$(55,351)	$(0.28)

Depreciation, Depletion and Amortization

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to Depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income in 2002 by $7.7 million, net of tax of $4.1 million, and increased net income per share by $0.02. The effect of the change in 2002 was to increase DD&A expense by $1.3 million and decrease net income by $0.8 million for the year. If the change had been in effect for 2001, the pro forma effect of the change would have reduced DD&A expense by $2.0 million in 2001, and would have decreased the net loss by $1.3 million for the same period, or $0.01 per common share, basic and diluted.

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

Acquisitions

Newmont NFM Limited Scheme of Arrangement

On April 2, 2003, the shareholders of Normandy NFM Limited (an Australian corporation trading at that time as “Newmont NFM” on the Australian Stock Exchange or “ASX”) voted to approve a proposed scheme of arrangement under which Newmont NFM would become a wholly-owned subsidiary of Newmont Australia Limited, a wholly-owned subsidiary of Newmont Mining Corporation, through the acquisition of the remaining minority interest of Newmont NFM. The scheme became effective on April 14, 2003. Under the terms of the scheme, Newmont NFM shareholders could elect to receive 4.40 ASX listed Newmont Mining Corporation CHESS Depositary Interests (“CDIs”), with each CDI equivalent to 0.1 Newmont Mining Corporation share of common stock. As an alternative to receiving Newmont Mining Corporation CDIs, shareholders could sell their Newmont NFM shares back to Newmont NFM under a concurrent buy-back offer of A$16.50 per Newmont NFM share. On April 29, 2003, Newmont Mining Corporation issued 4,437,506 shares of common stock to the CHESS Depository Nominees Pty Ltd, and in turn, 44,375,060 CDIs were issued to former Newmont NFM shareholders. The market value of the newly issued Newmont Mining Corporation shares was approximately $105 million, based on the average quoted value of the shares of common stock of $23.58 per share two days before and after November 28, 2002, the date the terms of the transaction were agreed upon and announced. The market value of the issued equity securities, together with the cash consideration paid to those shareholders who elected to accept the buy-back offer of approximately $10 million (including transaction costs), resulted in a total purchase price of approximately $115 million. The transaction was accounted for as a purchase of minority interest in accordance with SFAS No. 141, “Business Combinations,” in the second quarter of 2003. Newmont NFM was delisted from the ASX in April 2003. Newmont performed a purchase price allocation that gave rise to goodwill of $93.3 million arising from the acquired interest.

Normandy Mining Limited and Franco-Nevada Mining Corporation Limited

On February 16, 2002, pursuant to a Canadian Plan of Arrangement, Newmont acquired 100% of Franco-Nevada Mining Corporation Limited (“Franco-Nevada”) in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock, or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common shares), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to Newmont common shares. On February 20, 2002, Newmont obtained control of Normandy Mining Limited (“Normandy”) through a tender offer for all of the ordinary shares of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received an irrevocable tender from shareholders for more than 50% of the outstanding shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying Consolidated Financial Statements from February 16, 2002 forward. On February 26, 2002, when the tender offer for Normandy expired, Newmont controlled more than 96% of Normandy’s outstanding shares. Newmont exercised its rights to acquire the remaining shares of Normandy in April 2002.

Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depository receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia.

Normandy was Australia’s largest gold company with interests in 16 development-stage or operating mining properties worldwide. Franco-Nevada was the world’s leading precious minerals royalty company and had other investments in the mining industry. Following the February 2002 acquisitions, Normandy was renamed Newmont Australia Limited and Franco-Nevada was renamed Newmont Mining Corporation of Canada Limited.

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

The acquisitions were accounted for using the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill, was assigned to specific reporting units. The acquisitions resulted in approximately $3.0 billion of goodwill primarily related to the merchant banking business, the Normandy global exploration programs and expertise, and expected synergies.

Battle Mountain Gold Company

On January 10, 2001, the Company completed the acquisition of Battle Mountain pursuant to an agreement and plan of acquisition, dated as of June 21, 2000, under which each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive 0.105 shares of common stock of Newmont, resulting in the issuance of approximately 24.1 million shares of common stock. The Company also exchanged 2.3 million shares of $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 convertible preferred stock as of May 15, 2002. The acquisition was accounted for as a pooling of interests, and as such, the Consolidated Financial Statements include Battle Mountain’s financial data as if Battle Mountain had always been part of Newmont.

Critical Accounting Policies

Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Carrying Value of Goodwill

At December 31, 2003 and 2002, the carrying value of the Company’s goodwill was approximately $3.0 billion. Such goodwill was assigned to the Company’s Merchant Banking (approximately $1.6 billion) and

Exploration (approximately $1.1 billion) Segments and to various mine site reporting units (approximately $300 million in the aggregate). As further described in Note 3 to the Consolidated Financial Statements, this goodwill primarily arose in connection with the Company’s February 15, 2002 acquisitions of Normandy and Franco-Nevada, and it primarily represents the excess of the aggregate purchase price over the fair value of the identifiable net assets of Normandy and Franco-Nevada. Such goodwill was assigned to reporting units in a reasonable, supportable and consistent manner based on independent valuations performed by Behre Dolbear and Company, Inc., an independent consulting and valuation firm (“Behre Dolbear”). The Company’s approach to allocating goodwill was to identify those reporting units of the Company that the Company believed had contributed to such excess purchase price. The Company then engaged Behre Dolbear to perform valuations to measure the incremental increases in the fair values of such reporting units that were attributable to the acquisitions, and that were not already captured in the fair values assigned to such units’ identifiable net assets. In the case of the Merchant Banking and Exploration Segments, these valuations were based on each reporting unit’s potential for future growth, and in the case of the mine site reporting units, the valuation was based on the synergies that were expected to be realized by each mine site reporting unit.

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the fair values of its reporting units to their carrying amounts. If the carrying value of a reporting unit were to exceed its fair value at the time of the evaluation, the Company would perform the second step of an impairment test. In the second step, the Company would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall would be charged to income. Assumptions underlying fair value estimates are subject to risks and uncertainties. Newmont performed its annual impairment tests of goodwill during the fourth quarter of 2003 and determined that goodwill was not impaired at December 31, 2003. To the extent the assumptions used in the Company’s valuation models laid out below for such impairment tests are not achieved in the future, it is reasonably possible that the Company will record charges for impairment of goodwill in future periods. The specific application of the Company’s goodwill impairment policy with respect to the Merchant Banking Segment, Exploration Segment and mine site reporting units are separately discussed below.

Merchant Banking Segment Goodwill

Purchase Price Allocation at February 15, 2002 and Impairment Testing at December 31, 2002.    The assignment of goodwill to the Merchant Banking Segment was based on the assumption that, following the Franco-Nevada acquisition, the Merchant Banking Segment would continue to earn long-term investment returns consistent with the historical returns on capital earned by Franco-Nevada during the eleven years prior to the acquisition. It was further assumed that the Merchant Banking Segment, which is led by former senior executives of Franco-Nevada, would seek to earn such returns from various transactions such as mergers, acquisitions, joint ventures, investments in royalty interests, the disposal of interests in mining projects and other investing and financing related transactions. The amount of goodwill assigned to the Merchant Banking Segment as of the acquisition date was intended to represent the incremental increase in the value of the Merchant Banking Segment as a result of the acquisition, and was based on a discounted cash flow analysis that assumed (i) an initial investment of $300 million; (ii) additional annual investments of $50 million commencing in year two of a seven-year time horizon; (iii) an average long-term after-tax return of 37.3%; (iv) the immediate reinvestment of average annual returns; and (v) discount rates ranging from 8% to 9%. The assumed initial and additional investments were based on Franco-Nevada’s historical asset base and investing experience, and management’s judgment as to what investment levels could be expected to continue in the future. While the Company expected the actual investments of the Merchant Banking Segment to be made on a sporadic basis as investment opportunities presented themselves, the Company assumed an additional annual investment level of $50 million for valuation modeling purposes. The Company believed that the $50 million additional annual investment level assumed for modeling purposes was reasonable given the equivalent probability of investing more or less than that average amount in any given period based upon the timing of attractive investment opportunities. The February 15, 2002 valuation model assumed that the investments and related returns thereon would ultimately increase to a value of approximately $3.8 billion at the end of the seven-year period. Such value would have represented 34% of the Company’s total assets at December 31, 2003. Asset growth of this magnitude is consistent with Franco-Nevada’s historical experience. The 37.3% long-term after-tax return assumed for this analysis represented the average return on capital deployed by the merchant banking unit of Franco-Nevada during the eleven years prior to its acquisition by the Company. For purposes of this return calculation, the denominator excluded capital associated with Franco-Nevada’s cash and gold bullion balances and the numerator excluded the interest income generated by such cash balances due to the fact that Franco-Nevada’s cash and gold bullion balances did not represent amounts invested by Franco-Nevada’s merchant banking unit. Throughout the eleven-year historical valuation period, Franco-Nevada’s cash and gold bullion balances represented a significant portion of Franco-Nevada’s total assets. Accordingly, if cash and gold bullion balances and interest income had been included, the calculated return would have been 15%, a significantly lower return than the 37.3% return that was in fact used to value the goodwill of the Merchant Banking Segment. In order to assess future returns in relation to the 37.3% return assumed for goodwill allocation purposes, the Company will track annualized returns on investments, on an individual and aggregate basis, based upon realized and unrealized value changes from inception of each investment.

The Company expects to fund investments as opportunities arise and, therefore, it is likely that investments in the Merchant Banking Segment will fall short of or exceed the February 15, 2002 valuation model’s assumed annual investment level of $50 million in any given year. Under this valuation model, since revised and updated for purposes of impairment testing at December 31, 2003, as described below, to the extent that the Company were to have fallen short of the assumed annual additional investment of $50 million per year or otherwise were to have fallen short of the targeted portfolio value, the Company would have needed to achieve increases in its future investment levels, returns and/or other factors impacting the valuation sufficient to offset fully any such shortfalls in invested capital and returns thereon in order to replicate the value assigned to the Merchant Banking Segment goodwill on February 15, 2002. The Company would have needed to invest an average of approximately $82 million annually in years three through seven if the Company failed to make any new investments in year two assuming all other valuation assumptions were held constant. Similarly, to the extent that the Company failed to realize and reinvest investment returns that are at least equal to the 37.3% annual returns assumed for purposes of the February 15, 2002 valuation, the Company would have needed to achieve increases in future returns, investment levels and/or other factors impacting the valuation in order to replicate the value assigned to the Merchant Banking Segment goodwill on February 15, 2002. For example, if the Company had decreased its return assumption by one percentage point to 36.3% or by ten percentage points to 27.3% in the February 15, 2002 valuation, the $1.625 billion value assigned to the Merchant Banking Segment goodwill at February 15, 2002 would have decreased by approximately $96 million or $805 million, respectively, from the value determined in the February 15, 2002 valuation, assuming all other valuation assumptions were held constant. Moreover, as the expected period between the initial investment and the ultimate realization of a return by the Merchant Banking Segment is generally greater than one year, and given that the February 15, 2002 model assumes that returns are realized and reinvested on an annual basis, the Merchant Banking Segment will likely need to achieve returns in excess of the assumed 37.3% return in order to replicate the value assigned to the Merchant Banking Segment goodwill on February 15, 2002 assuming all other valuation assumptions are held constant. Changes to other valuation assumptions, such as the amount of the initial investment, discount rates, tax rates and the time horizon also would have impacted the value determined by the February 15, 2002 valuation. Although the Company believes that the February 15, 2002 valuation provided a reasonable and supportable basis for the allocation of goodwill to the Merchant Banking Segment, the Company recognizes that, due to the opportunistic nature of the Merchant Banking Segment’s business, future returns and investment levels are not easily predicted. Accordingly, future results may vary significantly from the investments and returns assumed for purposes of this discounted cash flow analysis.

For purposes of performing its annual goodwill impairment test, the Company will perform an analysis to determine the fair value of the Merchant Banking Segment. The fair value derived from this valuation process, together with the fair value of the identifiable net assets of the Merchant Banking Segment, will be considered by the Company in the first step of its impairment test, which test requires the Company to compare the aggregate carrying value of the identifiable net assets and goodwill of the Merchant Banking Segment to the aggregate fair value of such identifiable net assets and goodwill. For every 10% reduction in the valuation of goodwill below the amount assigned to the Merchant Banking Segment at the acquisition date, the Company would expect to record a non-cash goodwill impairment charge of approximately $160 million.

Impairment Testing at December 31, 2003.    The fair value of the equity portfolio at December 31, 2002 was approximately $310 million. During 2003, the Company did not make any substantial new capital additions to the equity portfolio but did sell a substantial proportion of its investment in Kinross, which represented the majority of value of the equity portfolio at the time of sale. As discussed below, the December 31, 2003 discounted cash flow analysis for the equity portfolio sub-segment of the Merchant Banking Segment assumed an initial equity portfolio of approximately $140 million (approximate fair value of equity portfolio at December 31, 2003) and capital infusions of $120 million annually for the next three fiscal years. The assumed capital infusions are necessary to bring the equity portfolio to a level necessary to support the carrying value of the Merchant Banking Segment. While the Company has both the ability and intention to meet these funding requirements, no assurance can be given that it will be successful in this regard.

At December 31, 2003, the $1.6 billion carrying value of the Merchant Banking Segment goodwill represented approximately 74% of the carrying value of the total assets of the Merchant Banking Segment. Based on a December 31, 2003 valuation of the Merchant Banking Segment prepared by an independent valuation firm, the Company concluded that the fair value of the Merchant Banking Segment was significantly in excess of its carrying value at December 31, 2003, and accordingly, that it was not necessary to perform the second step of the goodwill impairment test with respect to its Merchant Banking Segment. Although the Company considers both the February 15, 2002 and December 31, 2003 valuations to be reasonable and both were based on discounted cash flow models, the December 31, 2003 valuation incorporated assumptions and approaches that were designed to (i) take into account the evolving activities and objectives of the Merchant Banking Segment; (ii) recognize the reduced investment level of the equity portfolio; (iii) increase the sophistication of the financial model used to support the valuation of the Merchant Banking Segment; and (iv) value all the sub-segments of the Merchant Banking Segment, including the equity portfolio sub-segment, the royalty portfolio sub-segment, the portfolio management sub-segment, and the downstream gold refining sub-segment. As a result, certain of the assumptions underlying the December 31, 2003 valuation model are not directly comparable to the assumptions used in the February 15, 2002 valuation. The December 31, 2003 discounted cash flow analysis for the equity portfolio sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) pre-tax returns on investment ranging from 35% starting in 2004 and gradually declining to 15% in 2011 through 2013; (iv) an initial equity portfolio investment of approximately $140 million; (v) capital infusions of $120 million annually for the next three fiscal years; and (vi) a terminal value of approximately $1.5 billion. The December 31, 2003 discounted cash flow analysis for the royalty portfolio sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) an annual growth rate of 5% in the royalty portfolio; and (iv) a pre-tax rate of return on investment of 13%. The December 31, 2003 discounted cash flow analysis for the portfolio management sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax advisory fee of 5% on approximately $500 million of transactions and value-added activities in 2004, with the dollar amount of such transactions and activities increasing by 5% annually thereafter. The December 31, 2003 discounted cash flow analysis for the downstream gold refining sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax annual return on investments of $4.2 million. The December 31, 2003 discounted cash flow analysis assumed a combined terminal value for the royalty portfolio, portfolio management and downstream gold refining sub-segments of approximately $900 million.

Future Goodwill Valuations.    For purposes of valuing the Merchant Banking Segment at future fiscal year ends, the Company expects that the valuation model will continue to be reevaluated and enhanced to acknowledge the evolving activities and objectives of the Merchant Banking Segment. The key drivers of such future valuations are expected to include (i) expected future long-term investment returns, adjusted for Company specific and market driven factors; (ii) expected economic value to be added by the Merchant Banking Segment in addition to such investment returns; (iii) the level of capital accessible by the Merchant Banking Segment; and (iv) other relevant facts and circumstances. To determine the appropriate returns, investment levels and other assumptions for purposes of this analysis, the Company will (i) review the expected or actual returns from transactions that were initiated and/or completed since the last impairment test; (ii) assess the actual economic values added by other Merchant Banking Segment activities since the last impairment test; and (iii) assess the ongoing appropriateness of all assumptions impacting the valuation based on then current conditions and expectations. The Company believes that any model used to value the Merchant Banking Segment will need to take into account the relatively long time horizon required to evaluate the investment returns and other economic value added activities of the Merchant Banking Segment. As such, in the absence of any mitigating valuation factors or “triggering events” (events that would give rise to a requirement to perform an impairment test), which are described below, the Company believes that a sustained period of approximately three years in which the Merchant Banking Segment’s actual investment levels, returns or economic values added fall significantly below those levels necessary to support the carrying value of the Merchant Banking Segment would likely result in a reduction of the value assigned to the Merchant Banking Segment’s growth potential and, in the absence of any offsetting increase in the aggregate fair value of the Merchant Banking Segment’s other net assets, an impairment of the Merchant Banking Segment goodwill.

A high degree of judgment is involved in determining the assumptions and estimates that are used to determine the fair value of the Merchant Banking Segment. Accordingly, no assurance can be given that actual results will not differ significantly from the corresponding assumptions and estimates. If a triggering event were to occur that could reasonably be expected to result in an impairment of the carrying value of the Merchant Banking Segment, the Company would be required to test the goodwill assigned to the Merchant Banking Segment as of the end of the reporting period in which any such event occurred. The Company believes that triggering events with respect to the Merchant Banking Segment could include, but are not limited to: (i) the Company’s partial or complete withdrawal of financial support for the Merchant Banking Segment; (ii) a significant reduction in management’s long-term expectation of the price of gold, given the adverse effect such a development could have on the fair values of the Merchant Banking Segment’s investment and royalty interest portfolios and the Merchant Banking Segment’s prospects for future growth; (iii) the divestiture of a significant portion of the Merchant Banking Segment’s investment portfolio together with management’s determination to not fund the replenishment of such portfolio for the foreseeable future; and (iv) any other event that might adversely affect the ability of the Merchant Banking Segment to consummate transactions that create value for the Company. The Company currently has no plans to withdraw financial support for the Merchant Banking Segment. For a discussion of the results of operations of the Merchant Banking Segment, see Results of Operations, Merchant Banking Segment, below.

Exploration Segment Goodwill

Purchase Price Allocation at February 15, 2002 and Impairment Testing at December 31, 2002.    The Exploration Segment’s primary responsibilities are to (i) discover new gold deposits globally and regionally outside of the vicinity of any of the Company’s existing mining operations or development projects; (ii) discover new deposits in existing operating districts or project development areas; and (iii) provide exploration advice for the purpose of optimizing reserve extensions in areas surrounding existing mines and advancing non-reserve mineralization into economically mineable reserves. The assignment of goodwill to the Exploration Segment was based on the assumption that, following the acquisition of Normandy, the Exploration Segment would continue Normandy’s historical level of increasing proven and probable reserves through new discoveries by combining Normandy’s exploration culture, philosophy, expertise and methodologies with those of Newmont. The amount of goodwill assigned to the Exploration Segment as of the acquisition date was intended to represent the incremental increase in the value of the Exploration Segment as a result of the acquisition, and was based on a discounted cash flow analysis that assumed (i) 1.6 million recoverable ounces of gold of additions to proven and probable reserves through new discoveries in the first year following the acquisition; (ii) an annual growth rate for such reserve additions of 23.1% over a ten-year period; (iii) a fair value for each recoverable ounce of gold of reserve additions of approximately $58; and (iv) a discount rate of 15%. The assumed additions to reserves in the first year and the growth rate were based on Normandy’s historical annual reserve additions and Normandy’s average 33% historical growth rate in reserve additions during the 11-year period prior to the acquisition, and management’s expectation of the growth rate and levels of reserve additions that could be expected to continue in the future as a result of the Normandy acquisition. The February 15, 2002 valuation assumed that the incremental effect of the Normandy acquisitions would be to add approximately 49 million ounces to proven and probable reserves during the ten-year period following the acquisition. This compares to 20 million and 56 million ounces added to proven and probable reserves by Normandy and Newmont, respectively, during the ten years prior to the acquisition. Assuming exploration costs of $13 per ounce of gold, the Company would need to spend approximately $637 million over the next ten years to discover the 49 million incremental ounces that the February 15, 2002 valuation assumed would be added to proven and probable reserves. Subject to any significant adverse change in the Company’s long-term view of gold prices, the Company has both the ability and intent to provide at least $637 million of funding to the Exploration Segment over the next ten years. The fair value of the reserve additions was based in part on an assumed gold price of $300 per ounce, which represented Newmont’s assessment of the long-term price of gold as of the acquisition date. Although the Company believes that this discounted cash flow analysis provided a reasonable and supportable basis for the allocation of goodwill to the Exploration Segment, the Company recognizes that, due to the nature of the Exploration Segment’s business, the timing, quantity and value of future reserve additions are not easily predicted. Decreasing the assumed 23.1% growth rate for reserve additions by one percentage point to 22.1% and by ten percentage points to 13.1% would have resulted in a decrease of approximately $45 million and $365 million, respectively, in the value determined by the February 15, 2002 valuation assuming all other valuation assumptions were held constant. In addition, decreasing the long-term gold price assumption from $300 by one percentage point to $297 and by 10% to $270 would have resulted in a decrease of approximately $45 million and $444 million, respectively, in the value determined by the February 15, 2002 valuation assuming all other valuation assumptions were held constant. Changes to other valuation assumptions, such as annual reserve additions, discount rates, tax rates, operating costs, capital expenditures and the time horizon also would have impacted the value determined by the February 15, 2002 valuation. Accordingly, future results may vary significantly from the reserve additions, values and other assumptions underlying the February 15, 2002 valuation.

For purposes of performing its annual goodwill impairment test, the Company will perform an analysis to determine the fair value of the Exploration Segment. The fair value derived from this valuation process, together with the fair value of the identifiable net assets of the Exploration Segment, will be considered by the Company in the first step of its impairment test, which test requires the Company to compare the aggregate carrying value of the identifiable net assets and goodwill of the Exploration Segment to the aggregate fair value of such identifiable net assets and goodwill. For every 10% reduction in the valuation of such goodwill below the amount assigned to the Exploration Segment at the acquisition date, the Company would expect to record a non-cash goodwill impairment charge of approximately $113 million.

Impairment Testing at December 31, 2003.    At December 31, 2003, the $1.1 billion carrying value of the Exploration Segment goodwill represented approximately 95% of the carrying value of the total assets of the Exploration Segment. Based on a December 31, 2003 valuation of the Exploration Segment prepared by an independent valuation firm, the Company concluded that the fair value of the Exploration Segment was significantly in excess of its carrying value at December 31, 2003, and accordingly, that it was not necessary to perform the second step of the goodwill impairment test with respect to its Exploration Segment. Although the Company considers both the February 15, 2002 and December 31, 2003 valuations to be reasonable and both were based on discounted cash flow models, the December 31, 2003 valuation incorporated assumptions and approaches that were designed to increase the sophistication of the financial model used to support the valuation of the Exploration Segment. As a result, certain assumptions underlying the December 31, 2003 valuation model are not directly comparable to the assumptions used in the February 15, 2002 valuation. In connection with the December 31, 2003 valuation, the Company reviewed the Exploration Segment’s performance during 2003 and prior years in generating additions to proven and probable reserves. The Exploration Segment is responsible for all activities, regardless of location, associated with the Company’s efforts to discover new mineralized material that will advance into proven and probable reserves. Internally generated proven and probable reserve additions are attributed to the Exploration Segment to the extent that such additions are derived from (i) a discovery made by the Company or Normandy; or (ii) a discovery made on previously acquired properties (whether acquired by the Company or by Normandy, prior to their acquisition by the Company) as a result of exploration efforts conducted subsequent to the acquisition date. All reserves known as of the acquisition date were assigned to operating mines and/or development stage properties and as such were excluded from the valuation of the Exploration Segment. In addition, the value of expected reserve additions that were assigned a value in purchase accounting were also excluded from the Exploration Segment’s valuation. During 2003, the Company replaced approximately 12.9 million gold ounces of depletion and divestments, with a total of 17.3 million ounces of additions to proven and probable reserves, of which 87% were non-acquisition and attributable to the Exploration Segment. Of the 2003 gold ounces attributable to the Exploration Segment, 57% were not previously valued in the Normandy purchase accounting. Based on this review of historical additions to proven and probable reserves and on management’s expectation of the growth rate and levels of reserve additions that could be expected to continue in the future, the discounted cash flow model developed to value the Exploration Segment at December 31, 2003 assumed that (i) the Exploration Segment would be responsible for 7.9 million ounces of additions to proven and probable reserves in year one of the discount period; (ii) such additions would increase by 5% annually; and (iii) approximately 64%, 61%, 58% and 20% of additions in years 2004, 2005, 2006 and 2007, respectively, would represent ounces that had previously been valued in the Normandy purchase accounting. In addition, the discounted cash flow model for the Exploration Segment assumed, among other matters: (i) a 16-year time horizon, including a six-year time lapse between discovery and the initiation of production and a five-year production period; (ii) a 9% discount rate; (iii) a terminal value of approximately $3.9 billion; (iv) an average gold price of $360 per ounce during the time horizon; (v) total cash costs per ounce produced of $201; and (vi) capital costs per ounce of $50. The Company believes that any model used to value the Exploration Segment will need to take into account the relatively long time horizon required to evaluate the activities of the Exploration Segment. As such, in the absence of any mitigating valuation factors, or triggering events which are described below, the Company believes that a sustained period of approximately three years in which additions to proven and probable reserves, or the values associated therewith, fall short of those levels that reasonably could be expected to support the carrying value of the Exploration Segment would likely result in a reduction of the value assigned to the Exploration Segment’s growth potential and, accordingly, in an impairment of the Exploration Segment goodwill. The Company believes that triggering events with respect to the Exploration Segment could include, but are not limited to: (i) the Company’s partial or complete withdrawal of financial support for the Exploration Segment; (ii) a significant decrease in the Company’s long-term expectation of the price of gold; and (iii) a significant increase in long-term capital and operating cost estimates. The Company currently has no plans to withdraw financial support for the Exploration Segment. For a discussion of the results of operations of the Exploration Segment, see Results of Operations, Exploration Segment, below.

Mine Site Goodwill.    The assignment of goodwill to mine site reporting units was based on synergies that were expected to be achieved at each operation. Such synergies are expected to be incorporated into the Company’s operations and business plans over time. The amount of goodwill assigned to each segment or reporting unit was based on discounted cash flow analyses that assumed risk-adjusted discount rates over the remaining lives of the applicable mining operations. The Company believes that triggering events with respect to the goodwill assigned to mine site reporting units could include, but are not limited to: (i) a significant decrease in the Company’s long-term expectation of the price of gold; (ii) a decrease in reserves; and (iii) any event that might otherwise adversely affect mine site production levels or costs. The Company performed its annual impairment test of mine site goodwill and determined that there were no impairments at December 31, 2003. For more information on the discounted cash flows used to value mine site reporting units, see Carrying value of long-lived assets, below.

Depreciation, Depletion and Amortization

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated future lives of such facilities or equipment. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.

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

The calculation of the UOP rate of amortization, and therefore the annual amortization charge to operations, could be materially impacted to the extent that actual production in the future is different from current forecasts of production based on proven and probable reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining reserves. These factors could include: (i) an expansion of proven and probable reserves through exploration activities; (ii) differences between estimated and actual cash costs of mining, due to differences in grade, metal recovery rates and foreign currency exchange rates; and (iii) differences between actual commodity prices and commodity price assumptions used in the estimation of reserves. Such changes in reserves could similarly impact the useful lives of assets depreciated on a straight-line basis, where those lives are limited to the life of the mine, which in turn is limited to the life of the proven and probable reserves.

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

Intangible assets related to mineral interests represent mineral use rights for parcels of land not owned by the Company. The Company’s intangible assets include mineral use rights related to production, development or exploration stage properties (each as defined in Note 2 to the Consolidated Financial Statements) and the value of such intangible assets is primarily driven by the nature and amount of mineralized material believed to be contained, or potentially contained, in such properties. The amount capitalized related to a mineral interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination. The straight-line amortization of the Company’s exploration stage mineral interests is calculated after deducting applicable residual values. At December 31, 2003, such residual values aggregated approximately $341.9 million. Residual values are determined for each individual property based on the fair value of the exploration stage mineral interest, and the nature of, and the Company’s relative confidence in, the mineralized material believed to be contained, or potentially contained, in the underlying property. Such values are based on (i) discounted cash flow analyses for those properties characterized as other mineralized material and around-mine exploration potential; and (ii) recent transactions involving similar properties for those properties characterized as other mine-related exploration potential and greenfields exploration potential. Based on its knowledge of the secondary market that exists for the purchase and sale of mineral properties, the Company believes that both methods result in a residual value that is representative of the amount that the Company could expect to receive if the property were sold to a third party. Residual values range from zero to 90% of the gross carrying value of the respective exploration stage mineral interests. Significant judgment is involved in the determination of residual values, and no assurance can by given that actual values will not differ significantly from estimated residual values.

Refer to Note 2 to the Consolidated Financial Statements under “Mineral Interests and Other Intangible Assets” for definitions of each class of the Company’s mineral interest and other intangible assets.

Carrying Value of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. The significant assumptions in determining the future discounted cash flows for each mine site reporting unit at December 31, 2003, apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $360 per ounce and Australian and Canadian dollar exchange rates of $0.65 and $0.71, respectively per U.S.$1.00. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained from proven and probable reserves and all related exploration stage mineral interests, except for other mine-related exploration potential and greenfields exploration potential discussed separately below, after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. With the exception of other mine-related exploration potential and greenfields exploration potential, all assets at a particular operation are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and greenfields exploration potential, cash flows and fair values are individually evaluated based primarily on recent exploration results and recent transactions involving sales of similar properties.

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

Deferred Stripping Costs

At open pit mines that have diverse grades and waste-to-ore ratios over the life of the mine, the Company defers and amortizes certain stripping costs, normally associated with the removal of waste rock. The amortization of deferred amounts is determined using the UOP method based on estimated recoverable ounces from proven and probable reserves, using a stripping ratio calculated as the total tons to be moved over total proven and probable ore reserves. The charge to operations for the amortization of deferred stripping costs could differ materially between reporting periods to the extent that there were material changes to proven and probable reserves as discussed above under Depreciation, Depletion and Amortization. In addition, to the extent that the average ratio of tons of waste that were required to be removed for each ounce of gold differed materially from that which was estimated in the stripping ratio, the actual amortization charged to operations could differ materially between reporting periods.

Stockpiles, Ore on Leach Pads and Inventories

Costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. The Company records stockpiles, ore on leach pads and inventories at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price of the product based on prevailing and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles, ore on leach pads and inventories include prevailing short-term and long-term metals prices and prevailing costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and actual production levels. During the years ended December 31, 2003, 2002 and 2001, write-downs of stockpiles, ore on leach pads and inventories to NRV aggregated $24.9 million, $44.4 million, and $25.1 million, respectively.

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces based on assay data, and the estimated recovery percentage based on the expected processing method. Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and removed at the average cost per recoverable ounce of gold in the stockpile. Stockpiles are reduced as material is removed and fed to mills or placed on leach pads. At December 31, 2003 and 2002, the Company’s stockpiles had carrying values of $260.6 million and $241.1 million, respectively.

Ore on leach pads represents ore that is placed on pads where it is permeated with a chemical solution that dissolves the gold contained in the ore. The resulting pregnant solution is further processed in a leach plant where the gold is recovered. Costs are attributed to the carrying value of leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from the carrying value of the leach pad as ounces are recovered in circuit at the leach plant based on the average cost per recoverable ounce of gold on the leach pad. Estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the pads, the grade of ore placed on the leach pads based on assay data and a recovery percentage. Ultimate recovery of gold contained on leach pads can vary from approximately 50% to 95% of the placed recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete. Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor recoverability levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. Assuming a one percent variation from the Company’s current estimates of gold quantities on its leach pads at December 31, 2003, the Company would experience a production variance of approximately 21,500 ounces, assuming that none of the variations for individual leach pads offset one another on a consolidated basis. At December 31, 2003, the weighted-average cost per recoverable ounce of gold on leach pads was $136 per ounce.

Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a pad will not be known until the leaching process is terminated. Based on current mine plans, the Company expects to place the last ton of ore on its current leach pads at dates ranging from 2007 to 2019. Including the estimated time required for residual leaching, rinsing and reclamation activities, the Company expects that its leaching operations will terminate within approximately nine years following the date that the last ton of ore is placed on the leach pad. At December 31, 2003 and 2002, the Company’s ore on leach pads had carrying values of $293.8 million and $287.6 million, respectively.

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific mining operation, but include mill in-circuit, leach in-circuit, flotation and column cells and carbon in-pulp inventories. In-process material is measured based on assays of the material fed to process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed to process attributable to the source material coming from mines, stockpiles or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facility, incurred to that point in the process. At December 31, 2003 and 2002, the Company’s in-process inventories had carrying values of $64.0 million and $46.4 million, respectively.

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

The allocation of costs to stockpiles, ore on leach pads and inventories and the determination of NRV involves the use of estimates and assumptions unique to each mining operation regarding current and future costs, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from the corresponding estimates and assumptions.

Financial Instruments

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

Reclamation and Remediation Obligations (Asset Retirement Obligations)

The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2003, when the Company recorded the estimated present value of reclamation liabilities and increased the carrying amount of the related asset, which resulted in a cumulative effect of a change in accounting principle of $34.5 million. See Note 14 to the Consolidated Financial Statements. The reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves. Future remediation costs for inactive mines were accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates were reflected in earnings in the period an estimate was revised.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by the Company. Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation.

Carrying Value of Investments

Investments in incorporated entities in which the Company’s ownership interest is greater than 20% and less than 50%, or which the Company does not control, are accounted for using the equity method and are included in long term assets. See Note 10 to the Consolidated Financial Statements for a complete description of the Company’s equity method investments, and Note 2 to the Consolidated Financial Statements for a description of the Company’s policy for accounting for its equity method investments. The Company periodically reviews its equity method investments to determine whether a decline in fair value below the carrying amount is other than temporary. In making this determination, the Company considers a number of factors related to the financial condition and prospects of the investee including (i) a decline in the stock price or valuation of the equity investee for an extended period of time; (ii) an inability to recover the carrying amount of the investment or inability of the equity investee to sustain an earnings capacity which would justify the carrying amount of the investment; and (iii) the period of time over which the Company intends to hold the investment. If the decline in fair value is deemed to be other than temporary, the carrying value is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment, based on future cash flows of the equity investee and other relevant factors. As significant judgment is required in assessing these factors, together with the fact that the underlying mining operations are subject to uncertainties similar to those discussed above in relation to the Company, it is possible that changes in any of these factors in the future could result in an other than temporary decline in value of an equity investment and could require the Company to record an impairment charge to operations in future periods.

Deferred Tax Assets

The Company recognizes the future tax benefit expected to be obtained from deferred tax assets when the tax benefit is not considered to be more likely than not incapable of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. Refer above under Carrying Value of Long-Lived Assets for a discussion of the factors that could cause future cash flows to differ from estimates. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the balance date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which the Company operates could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets recorded at the balance date.

Consolidated Financial Results

Sales—gold were $3.1 billion, $2.6 billion and $1.7 billion for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 increase from 2002 was primarily due to an increase in the average realized gold price. The 2002 increase from 2001 was primarily due to an increase in the average realized gold price and the incremental impact of the acquired Newmont Australia Limited (formerly Normandy) operations. The following analysis demonstrates the increase in consolidated gold sales revenue year over year:

	Years ended December 31,
	2003	2002	2001
Consolidated gold sales (in millions)	$3,082.9	$2,566.9	$1,666.1
Consolidated production ounces sold (in thousands)	8,455.9	8,217.9	6,141.8
Average price received per ounce	$366	$313	$271
Average market price per ounce	$362	$310	$271

	2003 vs. 2002	2002 vs. 2001
Increase in consolidated sales due to (in millions):
Consolidated production	$75.8	$4.8
Average gold price received	440.2	246.1
Acquisition of Normandy	N/A	649.9

Total	$516.0	$900.8

Sales—base metals, net totaled $74.8 million in 2003, and included $53.0 million from copper sales and $21.8 million from zinc sales at Golden Grove in Australia, both net of smelting and refining charges, compared to $55.3 million in 2002, which included $27.6 million from copper sales and $23.3 million from zinc sales, both net of smelting and refining charges, and $4.4 million from cobalt sales. Newmont had no base metals sales from consolidated operations in 2001.

Royalties totaled $56.3 million, $35.7 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 increase compared to 2002 is primarily attributable to higher gold and oil and gas prices. The 2002 increase compared to 2001 is primarily related to the acquisition of Franco-Nevada in February 2002.

Costs applicable to sales—gold, which includes total cash costs, accretion of reclamation and remediation liabilities related to consolidated gold production and write-downs of stockpiles, ore on leach pads and inventories, increased to $1.7 billion from $1.6 billion in 2002 and $1.1 billion in 2001. The 2003 increase primarily reflects higher total cash costs per ounce at Nevada and in Australia, partially offset by a decrease in total cash costs per ounce at Yanacocha. See Results of Operations below. The increase in costs in the same period of 2002 primarily related to the incremental impact of the mining operations acquired from Normandy, as well as an increase in the average total cash costs per ounce for the year ended December 31, 2002. Total cash costs per ounce increased in the same period of 2002 primarily at Nevada and Yanacocha.

The following is a summary of Costs applicable to sales by operation:

	Years ended December 31,
	2003	2002	2001
	(in millions)
North America:
Nevada	$597.8	$657.1	$627.1
Mesquite, California	9.3	10.1	20.4
La Herradura, Mexico	11.1	11.5	9.6
Golden Giant, Canada	53.4	57.1	55.0
Holloway, Canada	20.8	20.4	19.1

Total North America	692.4	756.2	731.2

South America:
Yanacocha, Peru	362.5	302.0	238.0
Kori Kollo, Bolivia	35.6	46.6	50.9

Total South America	398.1	348.6	288.9

Australia:
Pajingo	42.9	30.5	13.4
Kalgoorlie	108.4	85.0	—
Yandal	158.7	136.4	—
Tanami	148.9	111.5	—

Total Australia	458.9	363.4	13.4

Other Operations:
Zarafshan-Newmont, Uzbekistan	32.9	34.0	30.9
Minahasa, Indonesia	26.3	41.2	53.7
Martha, New Zealand	24.9	19.6	—
Ovacik, Turkey	22.3	17.5	—

Total Other Operations	106.4	112.3	84.6

Other:
Merchant Banking	0.8	0.5	—
Base Metals Operations	43.5	35.5	—
Exploration	—	—	—
Corporate and Other	0.2	(0.1)	(0.2)

Total Other	44.5	35.9	(0.2)

Total Newmont	$1,700.3	$1,616.4	$1,117.9

Nevada’s Costs applicable to sales decreased for the year ended December 31, 2003 from the same period in 2002 as a result of a 232,700 decrease in ounces sold, partially offset by a $10 increase in total cash costs per ounce. Nevada’s Costs applicable to sales increased for the year ended December 31, 2002 from the same period in 2001 as a result of a 20,300 increase in ounces sold and a $3 increase in total cash costs per ounce. At Yanacocha, Costs applicable to sales increased in 2003 from 2002 and 2001 primarily due to increases in sales volumes of 291,000 equity ounces and 193,800 equity ounces in 2003 and 2002, respectively. Total cash costs decreased $5 per equity ounce in 2003 after an increase in total cash costs per equity ounce of $10 in 2002. Kori Kollo’s Costs applicable to sales decreased in 2003 from 2002 and 2001. The 2003 variance from 2002 resulted from a decrease in equity ounces sold of 90,900 and an increase in total cash costs per equity ounce of $28. The decrease in 2002 from 2001 was attributable to a decrease in equity ounces sold of 25,400. At Minahasa, Costs applicable to sales decreased in 2003 from 2002 and 2001 as a result of a decrease in equity ounces sold of 55,000 in 2003 and 194,300 in 2002, partially offset by an increase in total cash costs per equity ounce of $31 and $76 in 2003 and 2002, respectively. Costs applicable to sales increased at all Australian sites as a result of the following: (i) Pajingo had an increase in ounces sold of 33,900 and an increase in total cash costs per ounce of $34; (ii) Kalgoorlie had an increase in equity ounces sold of 80,000 and an increase in total cash costs per equity ounce of $48; (iii) Yandal had a decrease in ounces sold of 45,500, offset by an increase of $58 in total cash costs per ounce; and (iv) Tanami’s equity ounces sold increased 136,200 and total cash costs per equity ounce increased $35. For a complete discussion regarding reasons for variation in ounces sold and total cash costs per ounce, see Results of Operations, below.

Costs applicable to sales—base metals were $44.3 million and $36.0 million in the years ended December 31, 2003 and 2002, respectively. The year ended December 31, 2003 costs primarily consisted of $37.4 million for copper and $6.0 million for zinc. The year ended December 31, 2002, costs primarily consisted of $18.3 million for copper, $9.3 million for zinc and $7.8 million for cobalt. The Ity cobalt operation was sold in 2002.

Deferred stripping.    In general, mining costs are charged to Costs applicable to sales as incurred. However, at open pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there might be greater volatility in the Company’s period-to-period results of operations.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Nevada(3)			Mesquite(4)
	2003	2002	2001	2003	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	125.0	125.1	138.4	n/a	n/a	237.6
– Average ore grade (ounces of gold per ton)	0.049	0.073	0.066	n/a	n/a	0.023
Actuals for Year
– Stripping ratio(2)	124.9	72.2	88.9	n/a	n/a	155.5
– Average ore grade (ounces of gold per ton)	0.075	0.081	0.060	n/a	n/a	0.031
Remaining Mine Life (years)	9	10	11	n/a	n/a	—

	La Herradura(5)			Minahasa(6)
	2003	2002	2001	2003	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	146.4	141.3	177.0	n/a	n/a	14.5
– Average ore grade (ounces of gold per ton)	0.030	0.031	0.035	n/a	n/a	0.172
Actuals for Year
– Stripping ratio(2)	157.4	158.5	200.0	n/a	n/a	15.9
– Average ore grade (ounces of gold per ton)	0.026	0.026	0.025	n/a	n/a	0.131
Remaining Mine Life (years)	5	6	7	n/a	n/a	—

	Tanami(7)		Kalgoorlie(8)		Martha(9)		Ovacik(10)
	2003	2002	2003	2002	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	48.8	68.2	114.8	111.5	32.1	31.7	34.9	28.9
– Average ore grade (ounces of gold per ton)	0.160	0.113	0.065	0.065	0.103	0.093	0.356	0.362
Actuals for Year
– Stripping ratio(2)	63.5	86.4	112.2	131.0	29.5	36.6	40.4	32.1
– Average ore grade (ounces of gold per ton)	0.108	0.107	0.063	0.054	0.089	0.100	0.374	0.358
Remaining Mine Life (years)	1	2	13	14	3	4	2	3

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The actual stripping ratio increased in 2003 from 2002 due to increased waste removal for the Gold Quarry South Layback at Carlin and Section 30 at Twin Creeks. The life-of-mine grade decreased in 2003 due to the inclusion of several low grade deposits previously excluded. The life-of-mine stripping ratio decreased in 2002 from 2001 due to the deferral of open pit projects in response to lower gold prices. The actual stripping ratio in 2002 decreased from 2001 due to mining higher-grade ore zones in the Twin Creeks pit.
(4)	Mesquite is included in the Company’s Other North America operating segment. Mesquite ceased mining operations in the second quarter of 2001 and was sold in December 2003.
(5)	The life-of-mine stripping ratios decreased in 2002 from 2001 due to an increase in proven and probable reserve ounces. The actual stripping ratio decreased in 2002 from 2001 due to waste removal in 2001 in preparation for 2002 mining activities. La Herradura is included in the Company’s Other North America operating segment.
(6)	Minahasa is included in the Company’s Other International operating segment. Minahasa ceased mining operations in the fourth quarter of 2001.
(7)	The life-of-mine and actual stripping ratios decreased in 2003 from 2002 due to the completion of a higher stripping ratio pit during September 2002. The life-of-mine grade increased in 2003 as several low grade pits were completed during 2002. The one year mine life is for open pit operations only. The underground mine life is six years. Tanami is included in the Company’s Other Australia operating segment.
(8)	The actual stripping ratio decreased in 2003 as a direct result of higher-grade material being mined. Kalgoorlie is included in the Company’s Other Australia operating segment.
(9)	The actual stripping ratio decreased in 2003 due to lower waste removal during the period. Martha is included in the Company’s Other International operating segment.
(10)	The life-of-mine stripping ratio increased in 2003 due to a shift from mining underground reserves to open pit reserves. The actual stripping ratio increased in 2003 from 2002 due to accelerated waste removal required to maintain higher mill throughput. Ovacik is included in the Company’s Other International segment.

Depreciation, depletion and amortization (DD&A) was $564.5 million, $505.6 million and $301.6 million in 2003, 2002 and 2001, respectively. The increase in 2003 is attributable to a decrease in the estimated useful lives of certain assets (primarily in Nevada) and an increase in the depreciable base due to the adoption of SFAS 143 (see Accounting Changes). The increase in 2002 is primarily from the incremental impact of the acquired Newmont Australia Limited (formerly Normandy) operating sites, the amortization of mining royalty interests acquired from Franco-Nevada as part of the February 2002 acquisitions and increased production. DD&A expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease in addition to the items previously mentioned. Newmont expects DD&A to be approximately $580 million to $600 million in 2004.

The following is a summary of Depreciation, depletion and amortization by operation:

	Years ended December 31,
	2003	2002	2001
	(in millions)
North America:
Nevada	$137.7	$118.2	$117.4
Mesquite, California	3.9	6.3	7.5
La Herradura, Mexico	3.4	3.1	3.2
Golden Giant, Canada	22.0	20.5	18.3
Holloway, Canada	5.3	6.7	6.5

Total North America	172.3	154.8	152.9

South America:
Yanacocha, Peru	160.4	121.5	82.3
Kori Kollo, Bolivia	6.8	13.8	19.5

Total South America	167.2	135.3	101.8

Australia:
Pajingo	29.2	20.6	4.3
Kalgoorlie	9.8	9.0	—
Yandal	35.8	43.5	—
Tanami	36.0	33.7	—
Other	5.3	3.4	—

Total Australia	116.1	110.2	4.3

Other Operations:
Zarafshan-Newmont, Uzbekistan	10.1	10.3	11.9
Minahasa, Indonesia	7.6	9.5	22.8
Martha, New Zealand	11.5	13.9	—
Ovacik, Turkey	13.9	11.5	—
Other	2.7	0.8	—

Total Other Operations	45.8	46.0	34.7

Other:
Merchant Banking	26.5	22.6	—
Base Metals Operations	29.1	22.9	—
Exploration	3.3	7.7	1.6
Corporate and Other	4.2	6.1	6.3

Total Other	63.1	59.3	7.9

Total Newmont	$564.5	$505.6	$301.6

Nevada’s DD&A increased in 2003 primarily due to capital expenditures of $109.7 million and a decrease in the estimated useful lives of certain assets. Yanacocha had capital expenditures of $194.2 million and $146.2 million in 2003 and 2002, respectively, resulting in an increase in DD&A. At Kori Kollo and Minahasa, DD&A decreased in 2003 from 2002 and 2001 as a result of fewer ounces produced. At Pajingo, DD&A increased as a result of an increase in capital expenditures and ounces produced. For a complete discussion, see Results of Operations, below.

Exploration, research and development was $115.2 million, $88.9 million and $55.5 million during 2003, 2002 and 2001, respectively. The 2003 increase over 2002 was primarily as a result of increased spending on advanced projects. The increase in 2002, as compared to 2001, resulted from the Newmont integration of the former Normandy and Franco-Nevada exploration programs and from the increase in available capital to fund exploration activities due to higher prevailing gold prices in 2002. Newmont expects Exploration, research and development expenses to be approximately $140 million to $150 million in 2004.

General and administrative was $130.3 million, $115.3 million and $61.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase for the year ended December 31, 2003, as compared to the same period in 2002, was attributable to higher legal expenses, increased pension and other employee benefit-related expenses and increased compliance and corporate governance costs. The increase in 2002, as compared to 2001, primarily relates to increased administrative costs resulting from the integration of Normandy and Franco-Nevada. General and administrative expense as a percentage of revenues was 4.1% in 2003, compared to 4.3% in 2002 and 3.7% in 2001. Newmont expects General and administrative expenses to be approximately $100 million to $110 million in 2004.

Write-down of long-lived assets totaled $35.3 million, $3.7 million and $32.7 million during the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 write-down primarily related to a $28.4 million impairment charge at Golden Giant, part of the Other North America Segment, and a select number of idle vehicles in the mobile fleet at Yanacocha, which were reduced to their residual value. The impairment charge at Golden Giant resulted from a reevaluation of the life-of-mine plan which eliminated marginal stopes and reflected higher projected life-of-mine operating costs, this led to reduced proven and probable reserves and increased life-of-mine operating costs. The 2002 write-down related to an impairment charge for exploration stage mineral interests at Ity and fixed assets at Kori Kollo. The 2001 write-down primarily related to fixed assets at Minahasa, part of the Other International Segment, due to a reevaluation of the life-of-mine plan that resulted in a reduction of proven and probable reserves. Newmont is currently evaluating the mine plan at Ovacik relative to certain uncertainties that exist at the operation, including land access, changes in Turkish taxation legislation and the operating costs of underground operations. If such uncertainties are not favorably resolved, it is reasonably possible that the Company could recognize a charge for impairment of the long-lived assets at Ovacik. The carrying value of Ovacik’s long-lived assets at December 31, 2003 was approximately $52.1 million. See Results of Operations, below for further discussion of the Turkish taxation legislation.

For a discussion of the Company’s policy for assessing the carrying value of its long-lived assets for impairment, see Critical Accounting Policies, above.

Merger and restructuring expenses of $60.5 million in 2001 included $28.1 million of transaction and related costs associated with the acquisition of Battle Mountain and $32.4 million of restructuring expenses that included $22.1 million for voluntary early retirement pension benefits and $10.3 million for employee severance and office closures.

Other expenses in 2003, 2002 and 2001 were $49.5 million, $29.4 million and $11.5 million, respectively. The 2003 expense included charges for additions to reclamation and remediation liabilities related to depleted ore bodies, an accrual for certain environmental obligations, costs associated with the finalization of a de-watering agreement in Nevada, severance costs at the Kori Kollo project in Bolivia, and costs related to compliance and governance implementation activities associated with the Sarbanes-Oxley Act of 2002. The 2002 expenses primarily included integration costs relating to the acquisitions of Normandy and Franco-Nevada and costs associated with employee severance benefits. The 2001 expense was primarily composed of start-up costs for the La Quinua mine site at Yanacocha and accounts receivable write-offs from third party contractors.

Gain on investments, net was $83.2 million and $47.1 million for years ended December 31, 2003 and 2002, respectively. There were no gains or losses on investments during the year ended December 31, 2001. During the year ended December 31, 2003, Newmont recorded gain on exchange of Echo Bay shares for Kinross shares of $84.3 million, a net loss of $7.4 million on the sale of approximately 28 million Kinross shares and a gain of approximately $6.3 million on the sale of other investments. The December 31, 2002 gain of $47.3 million is primarily related to Newmont’s sale of its investment of Lihir Gold Limited. See Investing Activities for more information on these transactions.

Gain (loss) on derivative instruments, net, representing non-cash, mark-to-market gains and losses recognized on ineffective and partially ineffective gold derivative instruments, was $22.9 million, $(39.8) million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 gain related primarily to the acquired Normandy hedge books and resulted predominantly from a strengthening of the Australian dollar from approximately $0.56 to $0.75 per U.S. dollar between December 31, 2002 and December 31, 2003. This gain was partially offset by the U.S. dollar gold price increasing from $347 per ounce to $416 per ounce over the same period. The loss in 2002 primarily relates to the acquired Normandy gold hedge books and resulted from the increase in the U.S. dollar gold price from $300 per ounce at February 15, 2002, the date of acquisition of Normandy, to $347 at December 31, 2002, partially offset by the appreciation in the Australian dollar per U.S.$ from $0.52 at February 15, 2002 to $0.56 at December 31, 2002. Generally, higher gold prices increase Newmont’s derivative liability position, whereas appreciation in the Australian dollar decreases Newmont’s derivative liability position. The Company has substantially eliminated the acquired Normandy hedge books as of December 31, 2003, so gains and losses in the future should not be as significant. Prior to the acquisition of Normandy, Gain (loss) on derivative instruments primarily reflected the change in fair value of written call option contracts at the end of each year. In September 2001, Newmont entered into transactions that closed out these call options. These options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. The call options were marked to their market value of $53.8 million immediately prior to their close, resulting in a non-cash gain of $1.8 million in 2001. The value of the new sales contracts was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs.

Gain on extinguishment of NYOL bonds, net was $114.0 million for the year ended December 31, 2003. On May 29, 2003, Newmont, through its subsidiary Yandal Bond Company Limited (“YBCL”), made an offer to acquire all of NYOL’s outstanding 8 7/8% Senior Notes due in April 2008 at a price of $500 per $1,000 principal amount. YBCL received binding tender offers for the Senior Notes totaling $237.0 million, representing 99% of the $237.2 million principal amount outstanding at the time of the offer. The liabilities for the remaining NYOL bonds were extinguished in connection with NYOL’s insolvency proceeding in Australia (see Notes 12 and 27 to the Consolidated Financial Statements).

Gain on extinguishment of NYOL derivative liability, net was $106.5 million for the year ended December 31, 2003. On May 28, 2003, YBCL made an offer to acquire all of NYOL’s gold hedge contracts from the counterparties at a rate of $0.50 per $1.00 of net mark-to-market hedge liability as of May 22, 2003. Six of a total of seven counterparties representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, assigned their hedge contracts to YBCL. The remaining NYOL hedge contract liabilities were extinguished in connection with NYOL’s insolvency proceeding in Australia (see Notes 12 and 27 to the Consolidated Financial Statements).

Loss on extinguishment of debt was $33.8 million for year ended December 31, 2003. During the first quarter of 2003, Newmont repurchased $23.0 million of its 8 3/8% debentures, $52.3 million of its 8 5/8% debentures, $10.0 million of Newmont Australia 7 1/2% guaranteed notes, and $30.9 million of Newmont Australia 7 5/8% guaranteed notes for total cash consideration of $135.8 million. During the fourth quarter of 2003, Newmont repurchased $125.0 million of its 8 3/8% debentures, $70.5 million of 7 1/2% Newmont Australia guaranteed notes and 100% of its 6% convertible subordinated debentures for total cash consideration of $309.8 million. See Liquidity and Capital Resources, Financing Activities.

Loss on guarantee of QMC debt was $30.0 million for the year ended December 31, 2003. Newmont is the guarantor of an A$71.0 million (approximately $53.2 million) amortizing loan facility of QMC Finance Pty Ltd. (“QMC”), of which A$65.2 million (approximately $48.9 million) was outstanding as of December 31, 2003. The QMC loan facility, which is collateralized by the assets of Queensland Magnesium Project, expires in

November 2006. During the fourth quarter of 2003, Newmont recorded a $30.0 million charge in Loss on guarantee of QMC debt. Newmont reduced the amount accrued for this contingent obligation by the estimated fair value of the AMC assets that would be subrogated to Newmont in the event the guarantee is called.

Dividends, interest income, foreign currency exchange and other income was $132.2 million, $39.9 million and $7.4 million for the years ended December 31, 2003, 2002 and 2001, respectively, as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Dividends and interest income	$10,554	$14,139	$2,976
Foreign currency exchange gain (loss), net	96,971	14,020	(5,088)
Gains on sales of mining and exploration properties	15,394	6,112	3,098
Other	9,279	5,614	6,401

Total	$132,198	$39,885	$7,387

The year ended December 31, 2003 included a foreign currency translation gain of $97.0 million primarily composed of the following: (i) exchange gains, net of $58.9 million on Canadian dollar-denominated intercompany loans with a subsidiary whose functional currency is the Canadian dollar, reflecting a strengthening of the Canadian dollar during the period from $0.63 to $0.77 per US dollar; (ii) a $27.4 million mark-to-market gain on ineffective foreign currency swaps; (iii) a $19.2 million foreign currency gain on the translation of Newmont Australia Limited’s financial statements to U.S. dollars due to appreciation of the Australian dollar from $0.56 to $0.75 per U.S.$; and (iv) other foreign currency losses of $8.5 million. As of December 31, 2003, the Company converted a substantial portion of the Canadian dollar-denominated intercompany loans to long-term notes, as the Company does not intend to settle these loans in the foreseeable future. As a result, the Company will no longer record foreign currency gains and losses in earnings with respect to the converted long-term notes.

Interest expense, net of amounts capitalized was $88.6 million, $129.6 million and $98.1 million in 2003, 2002 and 2001, respectively. Capitalized interest totaled $8.9 million, $5.2 million and $10.6 million in each year, respectively. Net interest expense declined during 2003 from 2002 primarily due to a decrease in outstanding debt obligations (see Liquidity and Capital Resources and Financing Activities, below) resulting from Newmont’s debt-reduction strategy. Net interest expense increased in 2002 from 2001 primarily from long-term debt assumed as part of the acquisition of Normandy.

Income tax (expense) benefit was $(206.9) million in 2003, compared to $(19.9) million and $59.3 million in 2002 and 2001, respectively. The increase in income tax expense in 2003, compared to 2002, was primarily attributable to $709.1 million higher Pre-tax income (loss) before minority interest, equity income (loss) of affiliates and cumulative effect of a change in accounting principle (“pre-tax income (loss)”). The Company’s effective tax rates were 22.4% and 9.2% in 2003 and 2002 based on pre-tax income of $925.4 million and $216.3 million, respectively. The Company’s 2001 pre-tax loss was $63.1 million. The factors that most significantly impact the Company’s effective tax rate are percentage depletion and resource allowances, valuation allowances related to deferred tax assets, foreign earnings net of foreign tax credits, earnings attributable to minority interests in subsidiaries and affiliated companies, foreign currency translation gains and losses and the impact of certain specific transactions. Most of these factors are sensitive to the average realized price of gold and other metals.

Percentage depletion allowances (tax deductions for depletion that may exceed the Company’s tax basis in its mineral reserves) are available to the Company under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by U.S. subsidiaries included in the Company’s consolidated United States income tax return. The deductions are highly sensitive to the price of gold and other minerals produced by the Company. In general, such deductions are calculated separately for each operating mine and are based on a complex two-part formula that considers the net-of-royalty revenue received from sales of the mine output and the taxable income from the particular mine that produced the output. For 2003 and prior years, similar types of deductions have been available for mining operations in Canada and were referred to as resource allowances. However, changes in the Canadian tax law enacted in 2003 repeal the resource allowances beginning in 2004. The tax benefits from percentage depletion and resource allowances were $21.5 million, $34.4 million and $17.3 million in 2003, 2002 and 2001, respectively. The reduction in 2003 compared to the other periods resulted primarily from the fact that the 2002 benefit included incremental depletion allowances resulting from the settlement of tax controversies and reduced Canadian resource allowances. These two factors were partially offset by increases in percentage depletion allowances due to an increase in the Company’s average realized gold price in 2003 to $366, compared to $313 and $271 for 2002 and 2001, respectively.

The Company operates in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move the Company’s overall effective tax rate higher or lower than the United States statutory rate. The effect of these differences are shown in Note 16 to the Consolidated Financial Statements as either a rate differential or the effect of foreign earnings, net of credits. Differences in tax rates and other foreign income tax law variations make the Company’s ability to fully utilize all of its available foreign income tax credits on a year-by-year basis highly dependent on the price of the minerals produced by the Company since lower prices can result in the Company having insufficient sources of taxable income in the United States to utilize all available foreign tax credits. Such credits have very limited carryback and carryforward periods and can only be used to reduce the United States income tax imposed on the Company’s foreign earnings included in its annual United States consolidated income tax return. The effects of foreign earnings, net of allowable credits, were reductions of income tax expense of $27.8 million, $16.7 million and $29.5 million in 2003, 2002 and 2001, respectively. Included in the foreign tax credit component of the 2003 amount is a benefit of $49.8 million resulting from the utilization of foreign tax credit carryforwards for which a valuation allowance previously had been recorded. This utilization primarily is caused by the realization of higher sources of taxable income in the United States resulting from the increase in the Company’s average realized gold price in 2003.

The tax effect of changes in local country tax laws as set forth as a separate item in the Company’s effective tax reconciliation in Note 16 to the Consolidated Financial Statements, resulted in a net tax benefit of $35.7 million in 2003. The net tax benefit is primarily related to a change in tax law in Australia that allows the Company to consolidate wholly-owned subsidiaries in that country.

Included in the effect of foreign taxes on the Company’s effective tax rate for 2003 are the effects of transactions occurring at subsidiaries, the earnings of which Newmont intends to indefinitely reinvest and, therefore, for which no United States deferred tax liabilities or assets can be provided. These transactions include a $16.3 million tax expense on the exchange of the Company’s investment in Echo Bay for shares of Kinross, a $10.3 million tax benefit on the subsequent loss on the sale of Kinross shares, a $7.4 million tax benefit on the Equity loss and impairment of Australian Magnesium Corporation, and $35.6 million and $32.0 million of tax expense on the Gain on the extinguishment of NYOL bonds and the Gain on extinguishment of NYOL derivatives liability, respectively.

As indicated above, for financial reporting purposes, NYOL U.S. dollar-denominated bonds have been treated as extinguished giving rise to a significant gain. The notes were purchased from the third party holders by an United States affiliate of NYOL and remained outstanding at year end. For Australian and United States income tax purposes the transaction is treated as a deemed repurchase of the notes followed by a deemed re-issuance of new notes with a face value equal to the amount paid to the third party holders. While no cash taxes are payable on this type of income under Australian tax law, certain tax attributes of the Australian group are required to be reduced by the lower of the amount of the deemed extinguishment gain or the available tax attributes. The expected future tax benefit related to the tax attributes required to be eliminated previously had been recorded as a deferred tax asset. Consequently, the elimination of the tax attributes required a reduction in the group’s deferred tax assets and a charge to income tax expense in the amount of $35.6 million. This 2003 tax expense component is set forth as a separate reconciling item in Note 16 to the Consolidated Financial Statements.

The need to record valuation allowances related to the Company’s deferred tax assets (primarily attributable to net operating losses and tax credits) is principally dependent on the following factors: (i) the extent to which the net operating losses and tax credits can be carried back and yield a tax benefit; (ii) the Company’s long-term estimate of future average realized minerals prices; and (iii) the degree to which many of the tax laws and income tax agreements imposed upon the Company and its subsidiaries around the world tend to create significant tax deductions early in the mining process. These up-front deductions can give rise to net operating losses and credit carryforwards in circumstances where future sources of taxable income may not coincide with available carryforward periods even after taking into account all available tax planning strategies. Furthermore, certain liabilities accrued for financial reporting purposes may not be deductible for tax purposes until such liabilities are actually funded which could happen after mining operations have ceased, when sufficient sources of taxable income may not be available. Changes to valuation allowances decreased income tax expense by $85.2 million in 2003 and increased income tax expense in 2002 and 2001 by $2.5 million and $17.3 million, respectively. In 2003, the Company reversed a valuation allowance of $43.0 million that had been recorded with respect to the United States net operating losses of a subsidiary acquired in a prior period business combination accounted for as a pooling of interests since future sources of taxable income will be sufficient to utilize these loss carryforwards over the period of time that such losses are allowed to be claimed. As noted above, $49.8 million of the valuation allowance recorded in prior periods with respect to the Company’s foreign tax credits also was reversed. Partially offsetting these reductions in valuation allowances was the need to record valuation allowances for currently arising tax losses incurred by some of the Company’s foreign subsidiaries.

The Company consolidates subsidiaries with interests attributable to minority interests. However, for tax purposes, the Company only is responsible for the income taxes on the portion of the taxable earnings attributable to its ownership interest of each consolidated entity. Such minority interests contributed $22.2 million, $11.5 million and $10.1 million in 2003, 2002 and 2001, respectively, as reductions in the Company’s income tax expense. The increase in 2003 is primarily due to increased earnings from higher gold prices at consolidated subsidiaries with minority interests. This increase was partially offset by lower reinvestment credits that are available to Yanacocha under Peruvian tax regulations.

The Company’s effective tax in 2003 was increased by $54.5 million due to changes in foreign currency exchange rates (principally the Australian dollar) compared with $9.3 million in 2002. In 2003 and 2002, these amounts primarily relate to the Australian tax effect of realized and unrealized translation gains attributable to United States dollar-denominated assets and liabilities and the gold derivatives positions at Newmont Australia Limited whose functional currency is the United States dollar. Because Newmont intends to indefinitely reinvest earnings from Newmont Australia Limited, no offsetting United States deferred income tax benefit can be provided. The effect in 2003 is substantially higher than 2002 because of the significant strengthening of the Australian dollar against the United States dollar, which took place in 2003.

During 2002, the Company settled an audit conducted by the Internal Revenue Service of the tax returns of an acquired entity involving several taxable periods that predated the Company’s acquisition. At issue was the proper federal income tax treatment of a portion of a transaction involving an exchange of natural resource properties. The settlement gave rise to additional future tax deductions, the tax benefit of which previously had not been recorded and for which no deferred taxes were required to be provided. Accordingly, the Company’s consolidated income tax expense for 2002 was reduced by approximately $10 million due to this non-recurring item.

Based on the uncertainty and inherent unpredictability of the factors influencing the Company’s effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, Newmont’s effective tax rate is expected to be volatile in future periods.

Minority interest in income of subsidiaries was $173.2 million, $97.4 million and $65.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The year-to-year increases were primarily a result of increased earnings at Yanacocha, where Newmont has a 51.35% interest, due to higher gold prices, increased gold sales and lower production costs (see Results of Operations, South American Operations).

Equity loss and impairment of Australian Magnesium Corporation was $119.5 million and $1.8 million for the years ended December 31, 2003 and 2002, respectively. Newmont acquired Australian Magnesium Corporation (“AMC”) as part of the Normandy acquisition during February 2002. During 2003, Newmont recorded a write-down of its investment in AMC of $119.5 million consisting of a write-down of approximately $11.0 million in the first quarter of 2003 for an other-than-temporary decline in value of the AMC investment, as well as its proportionate share of AMC’s first quarter losses of $0.7 million, and a second quarter write-down of $107.8 million that was triggered by ongoing issues related to the project financing and financial viability of the Stanwell Magnesium Project and AMC’s inability to attract a new partner to finance this project. AMC halted the development and construction of the Stanwell Project during the second quarter of 2003 and recorded an impairment charge for the write-down of the Project’s carrying value. Newmont’s equity and impairment charge included $72.7 million for the write-off of its investment in AMC, including the impairment charge on the Stanwell Project, a $24.8 million write-down of a forgiven loan receivable due to Newmont from AMC, a $10.0 million charge to settle Newmont’s guarantee of a contract with Ford Motor Company, $6.6 million for a new credit facility provided by Newmont as part of AMC’s restructuring and other adjustments of approximately $1.1 million, partially offset by a $7.4 million income tax benefit. During December 2003, Newmont sold its interest in AMC. See Note 10 to the Consolidated Financial Statements.

Equity income of affiliates was $84.4 million, $53.2 million and $22.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The following table indicates income (loss) by affiliate:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Batu Hijau	$82,892	$42,119	$22,513
TVX Newmont Americas	810	9,737	—
Echo Bay	––	(380)	—
AGR Matthey	725	1,675	—

Total	$84,427	$53,151	$22,513

The year-to-year increases in equity income in Batu Hijau resulted primarily from higher copper prices, increased gold by-product credits and lower smelting and refining costs (see Results of Operations, Other Mining Operations). Newmont sold its interest in TVX Newmont Americas during the first quarter of 2003. See Note 10 of the Consolidated Financial Statements.

Newmont recorded a charge for the Cumulative effect of a change in accounting principle, net of tax effective January 1, 2003 of $34.5 million reflecting the effect of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” that changed the method of accounting for the Company’s estimated mine reclamation and abandonment costs. Newmont recorded a gain for the Cumulative effect of a change in accounting principle of $7.7 million effective January 1, 2002 with respect to depreciation, depletion and amortization of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. See Accounting Changes, above, for more information.

Other comprehensive income (loss), net of tax, in 2003, primarily included a $68.4 million gain on the effective portion of changes in the fair value of derivative instruments classified as cash flow hedges and a $23.2 million gain on the translation of subsidiaries with non-U.S. dollar functional currencies, partially offset by a $(5.0) million decline in value of marketable equity securities. Other comprehensive income (loss), net of tax, in 2002, primarily included $(28.7) million for a minimum pension liability adjustment, $(16.7) million for unrealized losses on derivatives designated as cash flow hedges and $(12.8) million for a decline in value of marketable equity securities. Other comprehensive income (loss), net of tax, in 2001, primarily included an $18.3 million gain for temporary changes in the market value of Lihir Gold securities.

Results of Operations

	Equity Ozs. Sold			Total Cash Cost Per Equity Oz.
	2003	2002	2001	2003	2002	2001
	(in thousands)			($ per equity ounce)
North America:
Nevada	2,490.8	2,723.5	2,703.2	$235	$225	$222
Mesquite, California	49.2	57.1	92.6	184	177	205
La Herradura, Mexico	67.8	64.2	54.7	162	176	173
Golden Giant, Canada	229.7	281.5	283.7	227	196	187
Holloway, Canada	65.1	97.7	89.4	312	204	209

Total/Weighted-Average	2,902.6	3,224.0	3,223.6	233	220	217

South America:
Yanacocha, Peru	1,467.9	1,176.9	983.1	120	125	115
Kori Kollo, Bolivia	158.5	249.4	274.8	184	156	158

Total/Weighted-Average	1,626.4	1,426.3	1,257.9	126	131	125

Australia:
Pajingo	330.3	296.4	126.0	129	95	105
Kalgoorlie	404.7	324.7	—	263	215	—
Yandal	565.6	611.1	—	273	215	—
Tanami	588.6	452.4	—	240	205	—

Total/Weighted-Average	1,889.2	1,684.6	126.0	236	191	105

Other Operations:
Zarafshan-Newmont, Uzbekistan	218.1	255.8	222.0	147	134	136
Minahasa, Indonesia	92.2	147.2	341.5	249	218	142
Martha, New Zealand	108.9	107.8	—	199	156	—
Ovacik, Turkey	168.2	125.7	—	129	122	—

Total/Weighted-Average	587.4	636.5	563.5	168	155	139

Equity Investments:
Batu Hijau, Indonesia	328.9	278.0	295.1	n/a	n/a	n/a
TVX Newmont Americas	14.5	183.5	—	n/a	n/a	n/a
Echo Bay	21.2	185.2	—	n/a	n/a	n/a

Total/Weighted-Average	364.6	646.7	295.1	n/a	n/a	n/a

Other:
Golden Grove, Australia	13.4	13.6	—	n/a	n/a	n/a

Newmont Total/Weighted-Average	7,383.6	7,631.7	5,466.1	$203	$189	$184

Disclosure of total cash costs per ounce is intended to provide investors with information about the cash generating capacities of Newmont’s mining operations. Newmont’s management uses this measure for the same purpose and for monitoring the performance of its gold mining operations. This information differs from measures of performance determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. This measure was developed in conjunction with gold mining companies associated with the Gold Institute, a non-profit industry group no longer in existence, in an effort to provide a level of comparability; however, Newmont’s measures may not be comparable to similarly titled measures of other companies.

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product, and Batu Hijau produces gold as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. With the exception of Nevada, Yanacocha, Golden Grove and Batu Hijau, such by-product sales have not been significant to the economics or profitability of the Company’s mining operations. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of gold mining properties, when taking into account the average realized price received for gold sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest. A reconciliation of total cash costs and total production costs to Costs applicable to sales in total and by segment is provided in Item 2, Properties, Operating Statistics.

Unless otherwise indicated, and based on current mine plans, expected gold sales for each operation for the years 2005 through 2008 are expected to continue at levels comparable to the expected levels for 2004. The Company expects that gold production will range between 7.0 million and 7.2 million equity ounces in 2004 and will range between 7.0 million and 7.5 million equity ounces per year through 2006, increasing thereafter.

North American Operations

Newmont’s Nevada operations are along the Carlin Trend near Elko and in the Winnemucca region, where the Twin Creeks mine and the Lone Tree Complex are located. Nevada operations also include the Midas underground mine (acquired in February 2002 as part of the Normandy acquisition). Nevada’s gold sales in 2003 were 2.49 million equity ounces compared to 2.72 million equity ounces in 2002, or 9% lower. Total cash costs for Nevada increased to $235 per equity ounce in 2003 from $225 per equity ounce in 2002. The 232,700 ounce decline in gold sales during 2003 compared to 2002 is primarily attributable to a 29% decline in oxide mill production, a 11% decline in leach production and a build up of inventory. The decrease in oxide mill production was due to a 44% decline in oxide mill throughput reflecting lower tons of oxide ore mined from maturing ore bodies. Open pit mined tonnage increased 26% during 2003, compared to 2002, primarily due to increased waste removal for the Gold Quarry expansion at Carlin and commencement of production from Section 30 at Twin Creeks. Leach production declined during 2003, compared to 2002, due to timing of material placed on the pads. The $10 increase in total cash costs per equity ounce during 2003, compared to 2002, was due primarily to the decrease in ounces sold, higher labor, mine maintenance, power and diesel costs, and increased contracted services due to increased production at the Chukar underground mine where contract mining is utilized. Nevada’s gold sales in 2002 of 2.72 million equity ounces were 1% higher than in 2001. Total cash costs at Nevada also increased slightly from $222 per equity ounce in 2001 to $225 per equity ounce in 2002. The Midas mine contributed approximately 196,200 ounces of production in 2002, or approximately 7% of Nevada’s production. Without the Midas production, Nevada gold sales would have declined about 6.5% in 2002 compared to 2001. This was due to less oxide mill throughput in 2002 due to the shutdown of the Pinon Mill at Twin Creeks, utilization of lower-grade oxide stockpiles resulting in lower recoveries in most oxide mills and a 38.5% decline in tons placed on the leach pads due to mining more mill-grade material and the postponement of production from the Gold Quarry South Layback project until 2003. These trends were largely offset by increased throughput in the refractory mills reflecting better utilization of the Carlin Roaster and the Twin Creeks Sage Mill and a 3% increase in refractory grade. Nevada’s gold sales in 2004 are expected to be 2.6 million equity ounces. Nevada’s silver by-product credits aggregated $15.1 million, $11.3 million and $1.9 million during 2003, 2002 and 2001, respectively. At the budgeted silver price of $5.25 per ounce, the Company expects Nevada’s silver by-products credits to decrease to approximately $13.5 million in 2004. Although the amount of Nevada’s silver by-product credits is expected to vary from one period to another, such variations are not expected to be material to the economics of Nevada’s operations.

In Nevada, non-governmental organizations have brought a series of actions, as described in more detail in Note 27 to the Consolidated Financial Statements. While Newmont believes that the legal actions are without merit, unfavorable outcomes could result in additional conditions being imposed on how the Company conducts operations, and such conditions could have a material adverse effect on Nevada’s results of operations or financial position.

Hourly waged employees at Newmont’s Carlin, Nevada operations are represented by the Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO. On September 30, 2002, the Carlin labor agreement expired. During 2003, Newmont actively negotiated with the union and participated in federal mediation in an effort to reach an acceptable contract. On February 5, 2004, union employees voted to ratify Newmont’s offer for a new agreement.

Gold sales at the Mesquite heap leach mine in southern California decreased 14% to 49,200 ounces in 2003 from 57,100 ounces in 2002. Total cash costs at Mesquite increased to $184 per ounce in 2003 from $177 per ounce in 2002. The decrease in ounces sold in 2003 primarily reflects the impact of diminishing returns from releaching activities. Mesquite’s gold sales decreased 38% in 2002 from 2001, and total cash costs per ounce decreased 14% in 2002 from $205 in 2001, reflecting the impact of the cessation of mining activities and the depletion of the ore body in 2001. Mining activities ceased in the second quarter of 2001. Newmont sold Mesquite in November 2003. See additional information in Investing Activities below. Newmont continued to record gold sales from Mesquite up to the closing date of the transaction.

La Herradura, a 44%-owned, heap leach operation in Sonora, Mexico operated by Industriales Peñoles, sold 154,091 ounces of gold during 2003. Newmont’s share of 2003 gold sales totaled 67,800 equity ounces at total cash costs of $162 per equity ounce, compared to 64,200 equity ounces at total cash costs of $176 per equity ounce in 2002. Gold sales for 2003 increased compared to 2002 primarily due to capital investments that led to increased mining rates and ore placement on the leach pads. Total cash costs per equity ounce in 2003 decreased compared to 2002 primarily due to the increase in gold ounces sold. La Herradura’s 2002 sales and total cash costs per equity ounce increased 17% and 2%, respectively, compared to 54,700 equity ounces at total cash costs of $173 per equity ounce in 2001. Gold sales in 2004 are expected to total approximately 70,000 equity ounces. Gold sales are expected to increase to near 100,000 equity ounces in 2005 and decline to approximately 95,000, 60,000 and 15,000 equity ounces in 2006, 2007 and 2008, respectively.

The Golden Giant underground mine in Ontario, Canada sold 229,700 ounces of gold at total cash costs of $227 per ounce in 2003, compared to 281,500 ounces at total cash costs of $196 per ounce in 2002. Gold sales declined by 51,800 ounces during 2003 compared to 2002 primarily due to a 35% decrease in mill throughput due to reduced mining faces in stope sequencing at this maturing mine, partially offset by a 35% increase in mill feed ore grade. The increase in total cash costs per ounce during 2003, compared with 2002, resulted primarily from a combination of the appreciation of the Canadian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates below), which had the effect of inflating local-currency denominated costs, and declining gold sales. Gold sales from Golden Giant declined by 1% and total cash costs per ounce increased by 5% in 2002, compared to 283,700 ounces at $187 per ounce in 2001. Despite similar sales volumes in 2002 compared to 2001, total cash costs per ounce increased in 2002 reflecting increased electricity rates, mining costs expensed for ongoing development, increased ground support and maintenance costs and appreciation of the Canadian dollar in relation to the U.S. dollar. During 2003, Golden Giant recorded an impairment charge of $28.4 million resulting from a reevaluation of the life-of-mine plan that reduced proven and probable reserves. This mine is projected to experience diminishing mining faces, smaller sized stopes and more labor intensive mining techniques in 2004, leading to projected gold ounces sold of approximately 150,000. Based on the current mine plans, gold sales at Golden Giant are expected to steadily decline to approximately 60,000 and 10,000 ounces per year in 2006 and 2007, respectively, as the operation approaches the end of its life.

The Holloway underground mine in Ontario, Canada is an 84.65%-owned joint venture with Teddy Bear Valley Mines. Holloway’s gold sales in 2003 were 33% lower at 65,100 equity ounces, compared to 97,700 equity ounces in 2002. Total cash costs at Holloway increased to $312 per equity ounce in 2003 from $204 per equity ounce in 2002. The decrease in sales during 2003 is due to a 20% decline in mill ore grade compared to 2002. Higher total cash costs per equity ounce in 2003 resulted from declining production and a strengthening Canadian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates below). In 2002, gold sales increased 9% and total cash costs per equity ounce decreased 2%, compared to 89,400 equity ounces at total cash cost of $209 per equity ounce in 2001. The increase in ounces sold from 2001 to 2002 primarily reflected increasing mill throughput from surface secondary crushing and draw-downs of inventories in 2002. The decrease in total cash costs in 2002 is primarily from increased production. Holloway is expected to sell approximately 90,000 equity ounces in 2004. Gold sales are projected to remain steady through 2006 and decrease by approximately 50% in 2007, when operations are expected to cease.

South American Operations

Minera Yanacocha S.R.L. (“Yanacocha”) in Peru is 51.35%-owned by Newmont and includes five open pit mines, four leach pads, two gold recovery plants and a crushing and agglomeration facility. Gold sales increased 25% in 2003, from 2.29 million ounces (1.18 million equity ounces) in 2002 to 2.86 million ounces (1.47 million equity ounces) in 2003. Total cash costs per equity ounce decreased from $125 per equity ounce in 2002 to $120 per equity ounce in 2003. The increase in sales during 2003 compared to 2002 is primarily attributable to increased leach solution processing capacity and an 18% higher ore grade due to a planned mining sequence, leading to higher ore grades at the LaQuinua and Cerro Yanacocha pits. The increase in the grade of ore is primarily related to increased production from the higher-grade La Quinua pit. By-product credits for 2003, 2002 and 2001 were $14.2 million, $9.0 million and $6.3 million, respectively. Total cash costs per equity ounce in 2003 declined in comparison to 2002 because of the increase in gold ounces sold and the higher by-product credits, partially offset by higher workers’ participation payments due to higher taxable income, higher fuel costs and higher royalties due to higher gold prices. Gold sales in 2002 were 20% higher than 2001 gold sales of 1.90 million ounces (0.98 million equity ounces). Total cash costs per equity ounce in 2002 were up 9% from $115 in 2001 primarily due to an increase in production coming from the higher cost La Quinua operation that started-up in late 2001, which requires crushing and agglomeration unlike other Yanacocha ore bodies, partially offset by economies of scale resulting from higher production levels. Total cash costs per equity ounce in 2001 benefited from higher sales due to higher ore grade.

Production at Yanacocha is now at a steady state. Production had grown annually through the discovery and development of additional reserves and increased mining and processing capacity. Tons mined in 2003 were slightly lower than the 2002 levels as haul distances have increased due to pit expansions. In 2003, Yanacocha mined approximately 205 million tons of material (147 million ore tons and 58 million waste tons). Without adding new mining equipment in 2002, Yanacocha reached a mining rate of 600,000 tons per day in the fourth quarter of 2002. Yanacocha mined approximately 204 million tons of material (149 million ore tons and 55 million waste tons) in 2002, compared to approximately 156 million tons (85 million ore tons and 71 million waste tons) in 2001. Yanacocha is expected to sell approximately 3.1 million ounces (1.6 million equity ounces) of gold in 2004. Based on the current mine plans, production is expected to be steady (plus or minus 10%-20%) through 2008. Yanacocha is currently studying the feasibility of an oxide mill and the development of the Minas Conga ore deposits.

On December 9, 2003, the Workers’ Union of Yanacocha was created and registered before the Peruvian Labor Ministry. Currently, the union has 360 members, out of a total of approximately 2,000 employees registered on the Yanacocha payroll. Usually, once a union has been created, it submits a list of petitions in order to initiate a collective bargaining agreement. While no such submittal has been made to date, the terms of any collective bargaining agreement will apply only to union members if such a submittal is made, given that the union represents less than a majority of Yanacocha’s employees.

The Kori Kollo open pit mine in Bolivia is owned by Empresa Minera Inti Raymi S.A., in which Newmont has an 88% interest with a Bolivian partner owning the remaining 12% interest. Gold ounces sold in 2003 totaled 158,500 equity ounces, compared to 249,400 equity ounces in 2002. Total cash costs per equity ounce were $184 in 2003, compared to $156 in 2002. The primary factors contributing to lower production during 2003 compared to 2002 were a 24% decrease in mill feed grades, a 28% decrease in ore tons milled and a 43% decrease of ore placed on the leach pads. Mill feed grade declined in 2003 as a result of processing rehandled material. Total cash costs per equity ounce increased by $28 in 2003, compared to 2002, primarily due to the reduction in equity gold ounces sold in 2003. By-product credits for 2003 and 2002 were $2.9 million and $2.4 million, respectively. Equity gold ounces sold in 2002 totaled 249,400 ounces, compared to 274,800 in 2001. Total cash costs per equity ounce decreased 1% in 2002, compared to $158 in 2001. Production declined in 2002 primarily from processing lower grade ore through the mill. Equity ounces sold in 2004 are expected to total approximately 20,000 equity ounces. Kori Kollo is a mature mine. Mining was completed and the mill closed in October 2003. Leach production will continue until residual leaching is completed in 2005. Kori Kollo is evaluating processing oxide ores on leach pads from the Llallagua pit. A modest pad expansion at the existing facility would be required to accommodate the additional ore. Kori Kollo is also evaluating the possible development of the Kori Chaca pit, which would require building a new leach pad. These projects have the potential to produce 100,000 ounces per year from 2005 to 2007.

Australian Operations

Information related to Australian operations for 2003 reflects an entire year of activity. Australian operations for 2002 reflect activity from February 16, 2002 (as the Normandy acquisition was effective February 15, 2002) through December 31, 2002, with the exception of Pajingo, which was already 50% owned by Newmont prior to the acquisition of Normandy and therefore reflects Newmont’s 50% ownership through February 15, 2002 and 100% ownership from February 16, 2002 forward.

At the Pajingo mine in north Queensland, gold sales for 2003 increased 11% from 296,400 equity ounces in 2002 to 330,300 equity ounces in 2003. Total cash costs per equity ounce increased to $129 in 2003 from $95 per equity ounce in 2002. Gold sales for 2003 increased compared to 2002 primarily due to a 13% increase in ore grade and a 7% increase in mill throughput. Total cash costs per equity ounce at Pajingo increased by $34 during 2003 compared to 2002 primarily due to the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates below), increased development activity and increased overhead charges. In addition, production and total cash costs at Pajingo were adversely affected in the first quarter of 2003 by a shortfall of high-grade ore due to a delay in the development schedule of the Jandam and Vera South Deeps areas, resulting in supplemental production from lower-grade ore stockpiles. Pajingo’s gold sales for 2002 increased 135% and total cash costs per ounce decreased 10%, compared to 126,000 equity ounces at total cash costs of $105 per ounce in 2001. The increase in ounces sold in 2002 is primarily from Newmont’s interest in the operation increasing to 100% from 50% in prior years due to the acquisition of Normandy. Sales also increased as a result of higher production due to higher-grade ore in 2002. Total cash costs per ounce declined in 2002 reflecting the benefit of a full year of owner mining. Gold sales in 2004 are projected to total approximately 275,000 ounces. Based on current mine plans, gold sales at Pajingo are expected to gradually decline each year to approximately 240,000 ounces, 155,000 ounces and 70,000 ounces in 2005, 2006 and 2007, respectively, as the project approaches the end of its life.

At the 50%-owned Kalgoorlie operations in Western Australia, gold sales in 2003 were 25% higher at 404,700 equity ounces, compared to 324,700 equity ounces in 2002. Total cash costs per equity ounce were $263 in 2003, compared to $215 per equity ounce in 2002. Gold sales for 2003 increased by 80,000 equity ounces primarily due to a 15% increase in mill throughput and an 18% increase in mill ore grade, as well as having a full year of production compared to a ten and one-half month period in 2002. For 2003, total cash costs per equity ounce increased by $48 primarily due to the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below), higher amortization of deferred stripping and the increase in mining activity at Mt. Charlotte, an underground mine just north of the Super Pit, partially offset by increased gold ounces sold. Total cash costs per equity ounce for 2002 were higher-than-anticipated due to continued economic, but higher cost mining at Mt. Charlotte and higher milling costs resulting from the treatment of lower grade material. For 2004, gold sales at Kalgoorlie are expected to total 430,000 equity ounces. Equity gold sales are expected to remain steady at approximately 400,000 ounces for the next five years. In 2003, the joint venture owners completed an evaluation of operating initiatives to improve Kalgoorlie’s cost structure. Benefits from implementing this program are expected to gradually reduce costs over the longer term.

At the Yandal operations, which consist of the Bronzewing, Jundee and Wiluna mines in Western Australia, gold sales for 2003 decreased 7% from 611,100 ounces in 2002 to 565,600 ounces in 2003. Total cash costs were $273 per ounce in 2003, compared to $215 per ounce in 2002. The decrease in gold ounces sold during 2003 compared to 2002 resulted primarily from a 7% decrease in mill ore grade driven by lower grades at all three sites, partially offset by a 6% increase in mill throughput from a full year of production in 2003. Total cash costs per ounce increased $58 per ounce for 2003 compared to 2002 primarily due to higher operating costs related to increased underground activities at Jundee and Wiluna and the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below). Bronzewing sold fewer ounces than expected in 2002 due to a 14% lower-than-expected mill feed grade, lower-than-planned tons milled and a shortfall in underground ore production. Bronzewing total cash costs per ounce were higher-than-planned in 2002 due primarily to higher mining costs and the one-time cost of transitioning to owner mining during the period. Gold sales at the Jundee property were less than anticipated in 2002 due to mining in lower-grade underground stopes in the third quarter and increased quantities of lower-grade regional ore processed throughout the year. Total cash costs per ounce in 2002 at Jundee were consistent with the Company’s expectations, with the effects of lower production being offset by lower operating costs due to lower mining volumes and underground development achieved by the new mining contractor. Newmont sold Wiluna in December 2003 (see additional information in Investing Activities). Based on current mine plans, mining at Bronzewing is expected to end during the first quarter of 2004, and ongoing sales from Jundee for 2004 through 2008 are expected to vary between 250,000 and 340,000 ounces per year. Total Yandal gold sales in 2004 are expected to be approximately 350,000 ounces.

Newmont Yandal Operations Pty Ltd (“NYOL”), the Newmont subsidiary that owns the Yandal operations, had a substantial outstanding derivatives position at December 31, 2002, which was extinguished during 2003 (see Financing Activities, below).

Newmont controls a significant land position through its control of Newmont NFM and Otter Gold Mines Limited (“Otter”) in the highly prospective Tanami gold district. In April 2003, the Company increased its interest in Newmont NFM to 100% from approximately 85.9% through the acquisition of the minority shareholder interests (see Acquisitions—Newmont NFM Limited Scheme of Arrangement, above). For 2003, the Tanami operations sold 588,600 equity ounces of gold, compared to 452,400 equity ounces in 2002. Total cash costs per equity ounce were $240 in 2003, compared to $205 per equity ounce in 2002. Gold sales increased by 136,200 equity ounces for 2003 compared to 2002 primarily due to the increase in ownership and a 19% increase in mill throughput. Total cash costs per equity ounce for 2003 increased compared to 2002 primarily due to the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates below), higher royalties due to higher gold prices, increases in milling costs and higher overhead charges. Equity gold sales at Tanami were higher than expected in 2002 reflecting higher-than-expected grades and recoveries, partially offset by lower mill throughput. Total cash costs per equity ounce were higher than expected in 2002 due to additional milling and maintenance costs resulting from abrasive ore from the Groundrush mine, partially offset by the impacts of higher production. Tanami is expected to increase sales to approximately 660,000 equity ounces in 2004, reflecting higher-grade stopes at The Granites and improved recoveries and higher ore grades at Groundrush. Total cash costs per ounce are expected to rise in 2004 due to deeper mining and additional crushing costs at Groundrush, partially offset by the impact of higher production at The Granites. Based on current mine plans, gold sales from the Tanami operations are expected to decline by approximately 100,000 to 150,000 ounces beginning in 2005 and decline gradually until 2008 due to the end of production at Groundrush.

Other Mining Operations

Information related to Martha, Ovacik, and Golden Grove for 2003 reflects an entire year of activity. Information related to TVX Newmont Americas and Echo Bay for 2003 reflects activity only from January 1, 2003 to January 31, 2003, when the investments were sold and exchanged as part of the Kinross transaction (see Other Investing Activities). Information for 2002 related to Martha, Ovacik, Golden Grove and TVX Newmont Americas, which were acquired as a result of the Normandy acquisition on February 15, 2002, reflects activity from February 16, 2002 through December 31, 2002. Information related to Echo Bay for 2002 reflects activity from April 3, 2002 (the date Newmont’s investment was converted from capital debt securities to common shares of Echo Bay) through December 31, 2002. Information for all other properties in 2002 reflects activity from January 1, 2002 through December 31, 2002.

Gold Operations.    The Zarafshan-Newmont Joint Venture, in the Central Asian Republic of Uzbekistan, is a 50/50 joint venture between Newmont and two Uzbekistan government entities, the State Committee for Geology and Mineral Resources (the “State Committee”) and Navoi Mining and Metallurgical Combinat (“Navoi”). Gold sales in 2003 totaled 218,100 equity ounces compared to 255,800 equity ounces in 2002. Total cash costs per equity ounce were $147 in 2003 compared to $134 per equity ounce in 2002. For 2003, gold sales decreased by 37,700 equity ounces compared with 2002 as a result of a 19% decrease in ore grade processed partially offset by a 3% increase in ore placed on the leach pads. The lower ore grade is expected to continue during 2004. The increase in total cash costs per equity ounce during 2003, compared to 2002, is primarily a result of the decrease in gold ounces sold. Gold sales in 2002 increased 15% compared to 222,000 equity ounces in 2001. Gold sales increased in 2002 due to higher-grade ore placed on the leach pads. Total cash costs in 2002 were consistent with the $136 per equity ounce in 2001. Zarafshan-Newmont is expected to sell approximately 180,000 equity ounces in 2004. Based on current mine plans, Newmont’s share of gold sales at Zarafshan-Newmont is expected to vary between 150,000 and 165,000 equity ounces per year during the four years after 2004. Declining future sales compared to 2004 are expected primarily due to lower-grade ore expected to be placed on the leach pads during those periods.

Zarafshan-Newmont produces gold by crushing and leaching ore from existing stockpiles of low grade oxide material from the nearby government-owned Murantau mine located in the Kyzylkum Desert. The State Committee and Navoi furnish ore to Zarafshan Newmont under an ore supply agreement. Under the agreement, the State Committee and Navoi are obligated to deliver 242.5 million tons of ore to Zarafshan-Newmont from various areas of the stockpiles designated into four different “Zones” under the agreement. As of December 31, 2003, approximately 124.3 million tons of ore have been delivered, leaving a balance of 118.2 million tons to be delivered (8.9 million tons from Zone 3 and 109.3 million tons from Zone 4). Initially, ore from all Zones was to be delivered regardless of the gold price and the price of the ore was dependent on the grade of ore delivered. In May 2003, the parties amended the grade and pricing structure of the ore supply agreement with respect to ore to be delivered from Zone 4. Under the May 2003 amendment the parties have agreed to a mine plan designed to achieve an average grade of at least 0.036 ounce of gold per ton for ore from Zone 4. The amount paid for this ore is dependent on the average grade of ore and the average gold price during the period in which the ore is processed. In the event the State Committee and Navoi supply ore from Zone 4 having an average grade less than 0.036 ounce per ton in a given month and the average gold price during such month is less than $320 per ounce, the price of such ore will be discounted. At certain combinations of low ore grade and at gold prices less than $320 per ounce, the computed price may result in a credit to Zarafshan-Newmont, which will be offset against free cash distributions or future ore purchase payments due to the State Committee and Navoi.

At Minahasa, in Indonesia, Newmont has an 80% interest but is attributed a greater percentage of the gold production until it recoups the bulk of its investment including interest. Prior to November 2001, Newmont was attributed 100% of Minahasa’s gold production and subsequently 94%, as Newmont recouped some of its investment through the collection of funds in accordance with existing loan agreements. Minahasa’s gold sales decreased 37% from 147,200 equity ounces in 2002 to 92,200 equity ounces in 2003. Total cash costs per equity ounce increased during 2003 to $249 from $218 during 2002. The decrease of 55,000 equity ounces during 2003 compared to 2002 resulted primarily from a 27% decrease in mill ore grade and a 3% decrease in mill throughput. Total cash costs per equity ounce for 2003 increased by $31 per equity ounce primarily due to the increased use of consumables, higher diesel fuel prices and a higher level of contracted services, partially offset by lower administrative expenses. Equity gold ounces sold decreased 57% in 2002, compared to 341,500 equity ounces in 2001. Total cash costs per equity ounce increased 54% in 2002, compared to $142 per equity ounce in 2001. Production declined and costs increased in 2002 primarily due to processing lower-grade ore. Mining activities ceased late in 2001; however, it is expected that processing of the remaining stockpiles will continue until April 2004. Sales in 2004 are expected to be approximately 50,000 equity ounces.

Gold sales at the Martha mine in New Zealand (acquired as part of the Normandy acquisition) were 108,900 equity ounces in 2003, a 1% increase from gold sales in 2002 of 107,800 equity ounces. Total cash costs per equity ounce increased to $199 in 2003 from $156 in 2002. Gold sales in 2003 increased by only 1,100 equity ounces compared to the 2002, despite the fact that 2002 included only ten and one-half months of production. This is attributable to a 13% decline in mill ore grade in 2003, partially offset by an 18% increase in mill throughput. The increase in total cash costs per equity ounce of $43 in 2003 compared to 2002 resulted primarily from appreciation of the New Zealand dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below), increased milling costs from higher electricity rates, higher consumption of grinding media, an earlier than planned SAG mill liner replacement and higher cyanide and lime consumption. Through separate transactions in 2003, Newmont has acquired the minority interests of both Newmont NFM and Otter Mines, giving it 100% ownership in Martha (see Investing Activities, below). Martha is expected to sell approximately 120,000 equity ounces of gold in 2004. Gold sales are expected to remain steady until 2008, when sales are projected to decline to approximately 86,000 equity ounces.

The wholly-owned Ovacik mine near the Aegean Sea in western Turkey (acquired as part of the Normandy acquisition on February 15, 2002) sold 168,200 ounces of gold during 2003, a 34% increase from 2002 sales of 125,700 ounces. Total cash costs per ounce increased from $122 per ounce in 2002 to $129 in 2003. The increase in gold sales of 42,500 ounces in 2003 compared to 2002 was primarily attributable to a 48% increase in mill throughput resulting from a revised mine plan that incorporates an open pit extension and increased mill efficiencies, partially offset by decrease in mill ore grade of 6%. Total cash costs per ounce increased by $7 in 2003 compared to 2002 as the positive impact of increased gold sales was offset by higher processing costs and higher administration costs. Newmont expects Ovacik to sell approximately 150,000 ounces of gold in 2004. Based on current mine plans, and subject to the discussion below, gold sales at Ovacik are expected to decline to approximately 85,000 ounces in 2005 and remain steady through 2008 as the operation approaches the end of its mine life.

The Ovacik mine in Turkey has a long history of legal challenges to the operation of the mine and, in particular, to its use of cyanide in gold production including challenges in the Turkish courts and a separate, but related action in the European Court of Human Rights. For additional information, see Note 27 to the Consolidated Financial Statements. As a result of these legal challenges, the Turkish courts or the European Court of Human Rights could grant relief that could lead to the closure of the mine or the interruption of mining activities. Any such closure or interruption would adversely impact the operations of the Ovacik mine, and could result in the impairment of the carrying value of the assets associated with the Ovacik mine. The total assets and proven and probable reserves of the Ovacik mine at December 31, 2003 were approximately $71.5 million and 170,000 ounces, respectively, and the total revenue generated by the Ovacik mine during 2003 was approximately $61 million. Newmont is currently evaluating the mine plan at Ovacik relative to certain uncertainties that exist at the operation, including land access and the operating costs of underground operations.

In addition, effective January 2, 2004, the Turkish government enacted several legislative amendments that could impact Ovacik’s right to receive future refunds of value-added tax (“VAT”) assessed on production materials. The impact of these legislative amendments could decrease the projected economic return from the operation both through increased operating and capital costs and reduced reserves. Efforts are underway to assess the impact of these amendments on Ovacik’s operations, and to clarify or modify the amendments. Depending on how these uncertainties are resolved, it is reasonably possible that the Company could recognize a charge for impairment of some or all of the long-lived assets at Ovacik in the first quarter of 2004. The carrying value of Ovacik’s long-lived assets at December 31, 2003 was approximately $52.1 million.

Franco-Nevada purchased capital securities of Echo Bay with face value of $72.4 million in June 2001. In January 2002, $4.6 million of these capital securities were sold. Newmont acquired Franco-Nevada’s remaining holdings of Echo Bay’s capital securities in connection with its acquisition of Franco-Nevada in February 2002. Subsequent to this acquisition, an agreement was reached to exchange the capital securities for common stock of Echo Bay, which occurred on April 3, 2002 and resulted in Newmont Mining Corporation of Canada Limited (a wholly-owned subsidiary of Newmont) owning 48.8% of Echo Bay. From April 3, 2002, Newmont accounted for its investment in Echo Bay under the equity method. On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined. Under the terms of the combination, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay. Newmont recorded a gain of approximately $84.3 million on the exchange of its Echo Bay interests. During 2002, Newmont’s share of Echo Bay gold sales was 185,200 equity ounces, and its share of Echo Bay gold sales was 21,200 equity ounces in 2003.

TVX Newmont Americas was 49.9%-owned by Newmont and 50.1%-owned by TVX Gold Inc. and was treated as an equity investment for reporting purposes in 2002. The principal assets of TVX Newmont Americas were interests in operating gold mines in South America (Paracatu, Crixas and La Coipa) and Canada (Musselwhite and New Britannia). Newmont’s share of TVX Newmont America’s 2002 gold sales was 183,500 equity ounces. On January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas to TVX Gold Inc. for $180 million. Newmont’s share of TVX Newmont America’s 2003 gold sales was 14,500 equity ounces.

Base Metal Operations.    At the Batu Hijau mine in Indonesia, copper sales totaled 343.4 million equity pounds (pounds attributable to Newmont’s economic interest) in 2003, compared to 362.3 million and 360.0 million equity pounds in 2002 and 2001, respectively. Total cash costs were $0.23, $0.31 and $0.37 per equity pound, after gold and silver by-product credits, in 2003, 2002 and 2001, respectively.

During 2003, Newmont had a 56.25% economic interest (a 45% ownership interest) in the Batu Hijau mine (see Note 10 to the Consolidated Financial Statements).

Equity copper sales declined by 18.9 million pounds in 2003 compared to 2002 primarily reflecting a 4% decrease in dry tons processed. Total cash costs improved in 2003 as compared to 2002 primarily due to higher gold by-product credits, reflecting higher gold prices, and lower smelting and refining charges. Net total cash costs declined in 2002 compared to 2001 due to operational improvements and the addition of a pebble crushing circuit for improved process efficiency. The improvement in 2002 total cash costs per equity pound was also partially attributable to higher gold prices during the year, which resulted in higher by-product credits. Gold sales, accounted for as by-product credits, totaled 328,900, 278,000 and 295,100 equity ounces for 2003, 2002 and 2001, respectively. The Company’s equity income from Batu Hijau includes gold and silver revenues that are credited against Costs applicable to sales as by-product credits in the determination of Batu Hijau’s net income for each period presented in Equity income of Affiliates in the Statements of Consolidated Operations and Comprehensive Income (Loss). These by-product credits represented 51%, 44% and 42% of revenues and reduced production costs by 76%, 58% and 48% for 2003, 2002 and 2001, respectively. Such by-product credits are expected to continue through the end of production in 2030. These by-product credits are expected to vary from time to time and are significant to the economics of the Batu Hijau operation. Gold by-product credits have a significant impact on the profitability of the Batu Hijau operations. Sales in 2004 are expected to total approximately 360 million to 400 million equity pounds of copper and 360,000 equity ounces of gold.

The wholly-owned Golden Grove copper/zinc operation in Western Australia (acquired as part of the Normandy acquisition) sold 74.3 million pounds of copper and 104.7 million pounds of zinc in 2003 at total cash costs of $0.59 and $0.19 per pound, respectively. For 2002, Golden Grove sold 44.8 million pounds of copper and

111.2 million pounds of zinc at total cash costs of $0.57 and $0.24 per pound, respectively. Lead, silver and gold by-product credits at Golden Grove totaled $15.5 million and $16.0 million during 2003 and 2002, respectively. As Golden Grove has a poly-metallic ore body, such by-product credits are expected to continue in the future and to vary from period-to-period based on the portions of the ore body being extracted at the time.

Merchant Banking

Newmont’s Merchant Banking Segment is composed of an Equity Portfolio sub-segment, focused on managing the Company’s portfolio of equity securities, a Royalty Portfolio Sub-Segment, a Portfolio Management sub-segment, providing in-house investment banking and advisory services to the Company and a Downstream Gold Refining sub-segment. The Merchant Banking Segment did not exist prior to the acquisitions of Normandy and Franco-Nevada in February 2002.

The Merchant Banking Segment recognized Gain on investment, net of $83.2 million in 2003 and $47.1 million in 2002 related primarily to a number of individually significant transactions described herein. On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition and through the efforts of the Merchant Banking Segment, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net in the Statement of Consolidated Operations. During the third quarter of 2003, Newmont sold a portion of its Kinross shares for total cash proceeds of $224.6 million and recorded a pre-tax loss on sale of $7.4 million. At December 31, 2003, Newmont classified its remaining investment in Kinross as a short-term, available-for-sale marketable security, and the fair value of the investment was $115.3 million. During the year ended December 31, 2003, a loss of $6.1 million, net of tax, was recorded in Other comprehensive income, net of tax for the change in market value of the Kinross investment. The Company does not believe this loss to be other-than-temporary. The Merchant Banking Segment sold its 9.74% equity holding in marketable securities of Lihir Gold during the second quarter of 2002 through a block trade to Macquarie Equity Capital Markets Limited in Australia for approximately $84 million, resulting in the recognition of a pre-tax gain of approximately $47.3 million.

Newmont’s Merchant Banking Segment holds royalty interests, which were acquired as a result of the Franco-Nevada acquisition. Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment either in cash or in-kind physical metal of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind at the option of Newmont. The Merchant Banking Segment earned $56.3 million of royalty revenue in 2003, compared to $35.7 million in 2002. The increase in 2003 is primarily attributable to higher gold and oil and gas prices.

The Merchant Banking Segment provides advisory services to Newmont to assist it in managing its portfolio of operating and property interests. In 2003 and 2002, Merchant Banking advised Newmont on a variety of transactions including the process of extinguishing the majority of the bond and derivative liabilities of NYOL during the second and third quarters of 2003 (see Financing Activities). These transactions gave rise to a Gain on extinguishment of NYOL bonds, net of $114.0 million and a Gain on extinguishment of NYOL derivative liability, net of $106.5 million, both net of transaction costs, for the year ended December 31, 2003. Total cash payments to extinguish the NYOL bonds and the NYOL derivatives liabilities (including costs) were $98.5 million and $103.6 million, respectively, during the year ended December 31, 2003.

The Merchant Banking Segment also manages Newmont’s investments in downstream gold refining and distribution businesses. Newmont acquired an interest (currently 40%) in the AGR Matthey Joint Venture (“AGR”) in Australia as part of the acquisition of Normandy in February 2002. In December 2003, Newmont

also acquired a 50% interest in European Gold Refineries (“EGR”) which owns 100% of a Swiss gold refinery and 66.5% of the second largest distribution and financier of gold products for the Italian market. The Merchant Banking Segment earned $0.7 million and $1.3 million in Equity income of affiliates through its investment in AGR in 2003 and 2002, respectively.

Exploration

Exploration, research and development expenditures were $115.2 million, $88.9 million and $55.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, $81.5 million, $71.3 million and $44.0 million related to exploration activities managed by the Exploration Segment for the years ended December 31, 2003, 2002 and 2001, respectively, with the balance relating primarily to research and advanced project development activities not managed by Newmont’s Exploration Segment. The Exploration Segment is responsible for all activities, regardless of location, associated with the Company’s efforts to discover new mineralized material that will advance into proven and probable reserves. Internally generated proven and probable reserve additions are attributed to the Exploration Segment to the extent that such additions are derived from (i) a discovery made by the Company or Normandy; or (ii) a discovery made on previously acquired properties (whether acquired by the Company or by Normandy) prior to their acquisition by the Company or Normandy as a result of exploration efforts conducted subsequent to the acquisition date.

Exploration expenditures in 2003 reflect higher funding of exploration activities by Newmont in response to higher prevailing gold prices. During 2003, Newmont replaced approximately 12.9 million gold ounces of depletion and divestitures with 17.3 million ounces of additions to proven and probable reserves, of which 87% were attributable to the Exploration Segment. Exploration activities during 2003 primarily focused on oxide and sulfide targets, including the Antonio and Corimayo deposits at Yanacocha, the Gold Quarry, Twin Creeks, Lone Tree and Carlin North Area deposits in Nevada and various deposits at the Company’s Australian operations. The Exploration Segment also focused its activities on Newmont’s two projects in Ghana, nearly doubling Newmont’s prior year’s reserves to 7.6 million ounces at Ahafo and 4.3 million equity ounces at Akyem as of December 31, 2003. The 2002 increase in exploration expenditures from 2001 was a result of the integration of the Normandy and Franco-Nevada exploration programs and from the increase in available capital to fund exploration activities at or around existing operations. Newmont anticipates it will spend between approximately $100 million and $110 million on exploration activities in 2004 and has established the replacement of depletion with additions to proven and probable reserves as the Exploration Segment’s objective for the year.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia, Turkey and other foreign locations. The Company’s foreign operations sell their gold production based on an U.S. dollar gold price.

Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Such fluctuations have not had a material impact on the Company’s revenue since gold is sold throughout the world principally in U.S. dollars. Approximately 45%, 46% and 23%, of Newmont’s total cash costs were paid in local currencies in 2003, 2002 and 2001, respectively. The Company’s total cash costs are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations in the Company’s Consolidated Financial Statements. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

The following chart demonstrates the impacts on total cash costs and total cash costs per ounce of variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign operations during each of years in the three-year period ended December 31, 2003.

Year ended December 31, 2003:

Operation	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars
North America:
La Herradura	(12)%	$(464)	$(7)
Golden Giant	11%	$5,500	$24
Holloway	11%	$2,148	$33
South America:
Yanacocha	1%	$472	$—
Kori Kollo	(8)%	$(1,103)	$(7)
Australia:
Pajingo	17%	$7,093	$21
Kalgoorlie	17%	$20,121	$50
Yandal	17%	$25,587	$45
Tanami	17%	$23,387	$39
Other International:
Zarafshan-Newmont Joint Venture	(26)%	$(1,166)	$(5)
Minahasa	8%	$1,015	$11
Martha	17%	$5,659	$51
Ovacik	5%	$881	$5

Year ended December 31, 2002:

Operation	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars
North America:
La Herradura	(4)%	$(57)	$(1)
Golden Giant	(1)%	$(712)	$(3)
Holloway	(1)%	$(237)	$(2)
South America:
Yanacocha	—%	$(84)	$—
Kori Kollo	(8)%	$(538)	$(2)
Australia(1):
Pajingo	5%	$1,122	$8
Kalgoorlie	5%	$3,398	$10
Yandal	5%	$5,200	$9
Tanami	5%	$4,249	$8
Other International:
Zarafshan-Newmont Joint Venture	(71)%	$(2,719)	$(11)
Minahasa	6%	$278	$2
Martha(1)	5%	$881	$8
Ovacik(1)	(24)%	$(3,602)	$(29)

(1)	Includes impact from February 15, 2002, the date of the acquisition of Normandy, through December 31, 2002.

Year ended December 31, 2001:

Operation	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars
North America:
La Herradura	1%	$19	$—
Golden Giant	(4)%	$(2,079)	$(7)
Holloway	(4)%	$(765)	$(9)
South America:
Yanacocha	(1)%	$(179)	$—
Kori Kollo	(8)%	$(610)	$(2)
Other International:
Zarafshan-Newmont Joint Venture	(28)%	$(544)	$(2)
Minahasa	(23)%	$(1,049)	$(3)

The following chart demonstrates the estimated sensitivity of projected total cash costs and cash costs per ounce to variations of the local currency exchange rates in relation to the U.S. dollar in 2004 assuming a 5% appreciation or devaluation of the local currency in relation to the U.S. dollar and assuming that foreign currency denominated cash costs remain the same as 2003 as a percentage of total cash costs at each site:

Operation	Foreign Currency	+/– change in total cash costs in U.S. dollars (000)	+/– change in total cash costs per ounce in U.S. dollars
North America:
La Herradura	Mexican Pesos	$223	$3
Golden Giant	Canadian Dollars	$2,277	$15
Holloway	Canadian Dollars	$1,201	$13
South America:
Yanacocha	Nuevos Soles	$1,926	$1
Kori Kollo	Bolivinos	$62	$3
Australia:
Pajingo	Australian Dollars	$2,018	$7
Kalgoorlie	Australian Dollars	$6,190	$15
Yandal	Australian Dollars	$4,657	$13
Tanami	Australian Dollars	$6,875	$10
Other International:
Zarafshan-Newmont Joint Venture	Uzbek Soums	$230	$1
Minahasa	Indonesian Rupiahs	$319	$7
Martha	New Zealand Dollars	$1,698	$13
Ovacik	Turkish Liras	$1,174	$7

In addition, the Company’s total cash costs at Golden Grove varied due to changes in the local currency exchange rates in relation to the U.S. dollar as follows for each of the two years ended December 31, 2003:

Year	Foreign Currency	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase to total cash costs in U.S. dollars (000)
2003	Australian Dollars	17%	$9,051
2002	Australian Dollars	5%	$2,851

The Company estimates that a 5% appreciation (devaluation) of the local currency exchange rate in relation to the U.S. dollar at Golden Grove would decrease (increase) the Company’s projected total cash costs by approximately $3.4 million in 2004.

In addition, the Company’s Equity income of affiliates during this three-year period varied due to increases or decreases in costs from changes in the local currency exchange rates in relation to the U.S. dollar at the Batu Hijau copper mine in Indonesia as follows for each of the three years ended December 31, 2003:

Year	Foreign Currency	Percentage change in average local currency exchange rate; appreciation (devaluation)	Additional income included in equity income (loss) in affiliates, net (000)
2003	Indonesian Rupiah	8%	$(2,974)
2002	Indonesian Rupiah	6%	$(1,750)
2001	Indonesian Rupiah	(23)%	$5,146

The Company estimates that a 5% appreciation or devaluation, respectively, of the local currency exchange rate in relation to the U.S. dollar at Batu Hijau would decrease or increase, respectively, the Company’s projected Equity income of affiliates by approximately $2.0 million in 2004.

The Company does not believe that foreign currency exchange rates in relation to the U.S. dollar have had a material impact on its determination of proven and probable reserves in the past. However, in the event that a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the Company believes that the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves would primarily result in reduced gold sales and increased depreciation, depletion and amortization calculated using the units-of-production method and, depending on the level of reduction, could also result in impairments of property, plant and mine development, mineral interests and other intangible assets and/or goodwill.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46 defines such entities as variable interest entities (“VIEs”). A FASB Staff Position issued in October 2003 deferred the effective date of FIN 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003, if certain criteria are met. Subsequently, during December 2003, the FASB issued FIN 46R which replaces the original interpretation. Application of this revised interpretation is required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for other types of entities is required in financial statements for periods ending after March 15, 2004.

As of December 31, 2003, Newmont had an interest in an entity considered to be a special-purpose entity, QMC Finance Pty Ltd (“QMC”). Newmont has not consolidated QMC, however, as Newmont is not the primary beneficiary of QMC as defined by FIN 46R. For a complete discussion regarding Newmont’s interest in and activities with QMC, see Note 10 to the Consolidated Financial Statements.

Newmont is currently evaluating the impact FIN 46R will have on its financial statements for any other VIE in which the Company has an interest that is not considered to be a special-purpose entity and that was created before December 31, 2003. Newmont has identified the Batu Hijau operation as a VIE because of certain capital structures and contractual relationships. Newmont has also determined that it is the primary beneficiary of the Batu Hijau operation. Therefore, Newmont expects to consolidate Batu Hijau effective January 1, 2004. For a complete discussion regarding Newmont’s interest in and activities with Batu Hijau, see Note 10 to the Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. SFAS 149 did not have any impact on the Company’s financial position or results of operations at December 31, 2003, or for the year then ended.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” providing guidance regarding classification of freestanding financial instruments as liabilities (or assets in some circumstances). SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003, and was to be applied prospectively. However, on October 29, 2003, the FASB decided to defer the provisions of paragraphs nine and ten of SFAS 150 as they apply to mandatorily redeemable non-controlling interests. These provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on the parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity Project or Phase II of the FASB’s Business Combinations Project. The FASB also decided to (i) preclude any “early” adoption of the provisions of paragraphs nine and ten for these non-controlling interests during the deferral period; and (ii) require the restatement of any financial statements that have been issued where these provisions were applied to mandatorily redeemable non-controlling interests. SFAS 150 is not expected to have any impact on the Company’s financial position or results of operations.

During December 2003, the FASB issued SFAS No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revised statement, which expands required disclosures, is effective for fiscal years ending after December 15, 2003 with the exception of estimated future benefit payments disclosure which is effective for fiscal years ending after June 15, 2004. Newmont adopted this statement as of December 31, 2003, and has included the appropriate disclosures in its financial statements at December 31, 2003. See Note 20 to the Consolidated Financial Statements.

The Emerging Issues Task Force (“EITF”) formed a committee to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141 and SFAS No. 142 to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues to be discussed also include whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. The Company believes that its accounting for its mineral interests conveyed by leases is in accordance with generally accepted accounting principles. However, the Company cannot predict whether the deliberations of the EITF will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from the Company’s current practices.

Liquidity and Capital Resources

For 2003, Net cash provided by operating activities was $588.8 million, compared to $670.3 million and $369.7 million for 2002 and 2001, respectively. Net cash provided by operating activities was significantly impacted by the following key factors:

	Years ended December 31,
	2003	2002	2001
Equity gold sales (000 ounces)	7,383.6	7,631.7	5,466.1
Average price received per ounce of gold	$366	$313	$271
Newmont weighted-average total cash costs per equity ounce	$203	$189	$184
Exploration, research and development (in millions)	$115.2	$88.9	$55.5
General and administrative expense	$130.3	$115.3	$61.2
(Use) source of cash flow from changes in operating assets and liabilities (in millions)	$(202.9)	$12.5	$60.7

Cash flows from the change in operating assets and liabilities resulted in a use of cash in 2003 of $202.9 million compared to sources of cash of $12.5 million and $60.7 million in 2002 and 2001, respectively. Cash used in 2003 for operating assets and liabilities primarily related to $121.0 million used for early settlement of effective derivative instruments to substantially eliminate the Australian gold hedge books. Also, a temporary build up of inventories at year end reduced cash flow from operations by $72.8 million. In addition, earnings of $146.0 million were distributed to the minority partners of Yanacocha during 2003 compared to $24.7 million and $4.9 million in 2002 and 2001, respectively. Higher operating cash flows in 2002 compared to 2001 primarily reflect the impact of operating cash flows from the February 15, 2002 acquisition of Normandy and Franco-Nevada operations and the impact of an increased average realized gold price in 2002. Operating cash flows in 2001 were lower primarily due to the lower average realized gold price, partially offset by a reduction of inventory balances of $35.5 million.

Net cash (used in) provided by investing activities was $(201.8) million, $112.1 million and $(385.0) million in 2003, 2002 and 2001, respectively. Newmont’s primary investing activity is Additions to property, plant and mine development, which were $(501.4) million, $(300.1) million and $(390.0) million for 2003, 2002 and 2001, respectively. See Additions to Property, plant and mine development below for more information on capital expenditures. In 2003 and 2002, the Company engaged in significant acquisition and disposition activity related to the acquisitions of Normandy and Franco-Nevada and the subsequent disposition of investments acquired as part of those acquisitions. The year ended 2003 included $180 million of proceeds from the sale of TVX Newmont Americas and $232.2 million of proceeds from the sale of marketable securities of Kinross Gold Corporation and other investments, approximately $39.3 million of cash payments received from Batu Hijau for intercompany transactions, partially offset by a $56.2 million equity contribution to AMC. Additionally, during the year ended 2003, $55.3 million was used for the early settlement of ineffective derivative instruments and $11.2 million was used to acquire the Newmont NFM minority interests (see Investing Activities, below). Cash from investing activities in 2002 also included $404.4 million of proceeds from the sales of short-term investments obtained as part of the acquisition of Franco-Nevada, $84 million of proceeds from the sale of marketable securities of Lihir and $50.8 million of proceeds from the settlement of cross currency swaps that were obtained as part of the Normandy acquisition, offset by $90.3 million of net cash consideration for the acquisitions of Normandy and Franco-Nevada, $24.8 million of cash advances to affiliated companies and $21.1 million of cash outflows to settle ineffective derivative instruments. There were no significant investing cash flows other than capital expenditures in 2001.

Net cash provided by (used in) financing activities was $546.7 million in 2003, compared to $(530.1) million and $85.1 million in 2002 and 2001, respectively. The increase in cash from financing activities in 2003 is primarily related to approximately $1.0 billion in proceeds from the issuance of 25 million shares of the Company’s common stock (see Note 17 of the Consolidated Financial Statements). Financing activities in 2003 also included $1.2 billion of debt repayments, including early extinguishments (see Financing Activities, below), and $70.8 million of cash outflows for dividend payments, offset by $492.8 million of borrowings under the Company’s credit facilities, which were repaid during the year, $162.5 million of proceeds from the issuance of common stock on the exercise of Franco-Nevada Class B warrants and $96.8 million of proceeds from the issuance of common stock related to stock compensation plans. Financing activities in 2002 included draw-downs on the Company’s credit facilities of $493.4 million to pay the cash portion of the purchase price of Normandy. Such draw-downs were repaid shortly after the acquisition with the proceeds from the sale of the Franco-Nevada short-term investments. Including the repayment of the credit facilities, the Company repaid approximately $1.0 billion of debt in 2002. See Financing Activities, below. Dividend payments for 2002 totaled $50.0 million, and the Company received approximately $67.3 million of proceeds from the issuance of common stock primarily related to stock compensation plans. In 2001, Newmont received proceeds from long-term debt of $1.0 billion and repaid $951.6 million primarily related to settling the Company’s credit facilities, paid $31.0 million of dividends and benefited from the lifting of restrictions on $40.0 million of cash.

Newmont’s contractual obligations at December 31, 2003 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(unaudited, in millions)
Long-term debt(1)	$990.1	$225.8	$342.8	$173.5	$248.0
Capital lease obligations(1)	435.3	32.0	104.2	73.0	226.1
Remediation and reclamation obligations(2)	544.8	67.0	164.5	60.1	253.2
Other long-term liabilities(3)	165.4	37.8	54.7	48.0	24.9
Operating leases	45.7	15.3	23.8	3.5	3.1
Minimum royalty payments	177.6	27.4	82.9	35.0	32.3
Purchase obligations(4)	142.3	99.9	26.3	9.3	6.8
Other(5)	167.7	49.2	116.2	2.3	—

Total	$2,668.9	$554.4	$915.4	$404.7	$794.4

(1)	Amounts represent principal and estimated interest payments assuming no early extinguishment.
(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, the Company is required to close its operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities, see Note 14 to the Consolidated Financial Statements.
(3)	Contractual obligations for Other long-term liabilities include employee related liabilities such as severance and forecasted 2004 funding requirements for the pension plans. Pension plan funding beyond 2004 cannot be reasonably estimated given variable market conditions and actuarial assumptions. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 15 to the Consolidated Financial Statements.

(4)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.
(5)	Other contractual obligations that are not reflected in the Company’s Consolidated Financial Statements include labor and service contracts.

Scheduled minimum long-term third party debt repayments for the Batu Hijau, accounted for under the equity method, are $86.7 million in each year from 2004 through 2008 and $306.3 million thereafter.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases as disclosed in the above table; the guarantee of the QMC debt (see Investing Activities, below); $202.9 million of outstanding letters of credit, surety bonds and bank guarantees (see Note 27 to the Consolidated Financial Statements); and a guarantee of $35.7 million of Pollution Control Revenue Bonds of BHP Copper Inc. (see Note 27 to the Consolidated Financial Statements). Newmont also provides a contingent support line of credit to PTNNT of which Newmont’s pro-rata share is $36.6 million (see Note 10 to the Consolidated Financial Statements). Newmont has identified the Batu Hijau operation as a VIE because of certain capital structures and contractual relationships. Newmont has determined that it is the primary beneficiary of the Batu Hijau operation. Therefore, Newmont expects to consolidate Batu Hijau effective January 1, 2004 (see Recent Accounting Pronouncements, above).

Future Cash Flows

The Company expects to use cash for capital expenditures (see Investing Activities, below), to fund the Exploration and Merchant Banking Segments (see Results of Operations, above) and to service debt. For information on the Company’s long-term debt, capital lease obligations and operating leases, see Note 13 to the Consolidated Financial Statements. For information on NTP’s long-term debt, see Note 10 to NTP’s Consolidated Financial Statements. Newmont believes it will be able to fund all existing obligations from Net cash provided by operating activities. Subject to any significant adverse changes in the Company’s long-term view of gold prices, the Company has both the ability and intention to fund from Net cash provided by operating activities, the exploration expenditures and Merchant Banking investments that were assumed in the valuations performed to allocate goodwill to the Exploration and Merchant Banking Segments as part of the purchase accounting for the acquisitions of Normandy and Franco-Nevada and to perform impairment testing of such goodwill at December 31, 2003 (see Critical Accounting Policies, above). The Company believes it will be able to raise capital as needed in the future as opportunities for expansion arise.

Newmont’s cash flows are expected to be impacted by variations in the spot price of gold and other metals and by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian dollar. For information concerning the sensitivity of the Company’s cash costs to changes in foreign currency exchange rates, see Results of Operations, Foreign Currency Exchange Rates, above. Cash flows could also be impacted by the value of various marketable securities, specifically the Kinross shares. During the year ended December 31, 2003, a loss of $6.2 million, net of tax, was recorded in Other comprehensive income, net of tax for the change in market value of the investment. As the value of the Kinross shares have historically been strongly correlated to the price of gold, the Company considers the unrealized loss to be temporary. The Company will continue to evaluate the need to recognize a loss for an other-than-temporary decline in the value of the investment.

Newmont’s cash flows are also expected to be impacted by its gold derivative contracts. For gold ounces sold into gold forward sales contracts and other similar instruments (“committed contracts”), the Company realizes the contract price fixed in each contract. If the spot price at the time of the sale exceeds the related contract price, Newmont does not receive the excess of the spot price over the strike price relative to the ounces sold into that contract. If the spot price at the time of the sale is below the contract price, Newmont realizes an above-market price on the ounces sold into that contract based on the contract price. Gold put option contracts and other similar instruments (“uncommitted contracts”) have the effect of establishing a floor price the Company will receive for gold ounces sold into each contract. If the spot price at the time of the sale exceeds the strike price of the contract, then Newmont realizes the spot price less any gold financing charges associated with such gold put option contracts. If the spot price at the time of the sale is less than the strike price, then Newmont realizes the strike price. Assuming the contracts remain outstanding in the future, committed contracts have the effect of locking in the price Newmont will realize on the sale of the ounces associated with each contract, and uncommitted contracts have the effect of establishing a minimum price Newmont will realize for the sale of the ounces associated with each contract.

Based on current gold prices and exchange rates, Newmont estimates that there will be no impact of its gold derivative contracts outstanding on the net cash proceeds from the sale of gold in 2004 compared to the proceeds the Company would have received if the relevant gold had been sold into the spot market. In 2004, 3% of estimated production is subject to uncommitted contracts with strike prices below current gold prices and there are no committed contracts remaining. In addition, no assurance can be given that the gold derivative contracts will remain outstanding in the future as Newmont may opportunistically close out certain contracts if favorable market conditions exist. Payments related to the ineffective portion of certain gold derivative contracts in the years 2004 and thereafter are not expected to exceed $5.3 million. For more information on Newmont’s gold derivative contracts, see item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Based on Newmont’s production profile for the next five years and proven and probable reserves at December 31, 2003, without considering future additions to such reserves, Newmont expects that total gold equity ounces sold in each of the next five years will not be less than 82% of expected gold ounce sales in 2004. The Company does not anticipate that reasonably expected variations in gold production alone will influence its ability to pay its debt and other obligations over that period. For information on the sensitivity of Newmont’s Net cash provided by operating activities to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Investing Activities

Additions to Property, Plant and Mine Development

	Years ended December 31,
	2003	2002	2001
	(in millions)
Capital expenditures:
North America:
Nevada	$109.7	$54.6	$47.1
Mesquite, California	—	—	0.4
La Herradura, Mexico	2.7	1.4	0.9
Golden Giant, Canada	0.7	6.6	7.1
Holloway, Canada	2.8	1.2	1.5

Total North America	115.9	63.8	57.0
South America:
Yanacocha, Peru	194.2	146.2	276.9
Kori Kollo, Bolivia	0.9	0.6	10.5

Total South America	195.1	146.8	287.4
Australia:
Pajingo	17.4	10.2	7.3
Kalgoorlie	15.0	8.6	—
Yandal	17.2	20.7	—
Tanami	41.4	10.5	—
Other Australia	2.3	2.8	—

Total Australia	93.3	52.8	7.3
Other International Operations:
Zarafshan-Newmont, Uzbekistan	9.2	3.9	20.4
Ahafo, Ghana	15.7	—	—
Akyem, Ghana	8.8	—	—
Martha, New Zealand	11.8	5.3	—
Ovacik, Turkey	6.6	4.0	—

Total Other International Operations	52.1	13.2	20.4
Other:
Base Metals Operations	18.1	10.7	—
Corporate and Other	24.8	11.7	17.9
Merchant Banking	1.6	1.1	—
Exploration	0.5	––	—

Total Other	45.0	23.5	17.9

Total Newmont	$501.4	$300.1	$390.0

Capital expenditures for North American operations during 2003 were $115.9 million and primarily included $60.4 million for the development of the Leeville underground mine (“Leeville”) and $11.3 million for the development of the Deep Post and Midas underground mines. South American capital expenditures of $195.1 million were primarily at Yanacocha, with approximately $93.2 million for mine and leach pad development, $24.4 million for environmental site and regional water management projects, $30.3 million for mining equipment and $46.3 million related to other ongoing expansion work. Australian capital expenditures were $93.3 million. Capital expenditures at Pajingo included $11.0 million for mine development and $6.4 million for mining equipment. Capital expenditures at Kalgoorlie consisted primarily of $13.2 million for haul trucks, a hydraulic shovel and other mining equipment. Capital expenditures at Yandal were $10.6 million for mine development and $6.6 million for mining equipment. Tanami expended $12.8 million for mine development and the remainder for a new ball mill, underground trucks and other mining equipment. Other international projects primarily included mine development of $9.1 million at the Martha mine in New Zealand and developmental drilling and other development activities for the Ahafo and Akyem gold projects in Ghana of $15.7 million and $8.8 million, respectively. Zarafshan capital expenditures included $7.2 million for a heap leach pad expansion and an associated conveyor system. Base Metals operations expenditures included $10.0 million for mine development and $8.1 million for mining equipment at Golden Grove. Corporate expenditures included $15.1 million for improvements in information technology systems. At December 31, 2003, commitments existed for capital expenditures of approximately $60.5 million for leach pad expansion in Yanacocha.

In 2002, capital expenditures in Nevada included deferred mine development ($15.3 million, primarily for the Deep Post underground and Midas mines), development of the Leeville project and optimization of the Phoenix project ($16.4 million), the Lone Tree Tailings Dam expansion ($5.1 million) and other replacement capital. Yanacocha capital expenditures included leach pad expansions ($69.2 million), mine development ($16.7 million), environmental expenditures ($14.3 million), carbon columns and refinery ($12.9 million) and other replacement capital. Capital expenditures at Zarafshan included $3.4 million for the completion of the heap leach pad expansion and associated conveyor support. Capital expenditures at Yandal primarily related to deferred mine development ($14.3 million). Capital expenditures at Pajingo included mine development ($5.6 million) and replacement capital. Capital expenditures at Kalgoorlie included haul truck purchases ($3.6 million) and replacement capital. Capital expenditures at the Base Metal operations included mine development of $6.1 million and replacement capital.

In 2001, capital expenditures in Nevada included deferred mine development ($15.7 million, primarily for the Deep Post underground mine), mine facilities at Deep Post ($9.9 million), mining equipment ($6.3 million), development of the Phoenix project ($4.1 million) and other replacement capital. Yanacocha capital expenditures primarily included the La Quinua mine ($128.4 million), Yanacocha leach pad operations ($44.9 million), mining equipment ($44.3 million), Carachugo leach pad operations ($19.3 million) and other replacement capital. Capital expenditures at Zarafshan primarily included $19 million for heap leach pad expansion and associated conveyor support.

Newmont expects to spend between $700 million and $750 million on capital expenditures during 2004, with approximately 20% for North American operations, 18% for Australian operations, 38% for South American operations, 14% for the Ghanaian projects and the remainder at other locations. Approximately 67% the capital budget is allocated to sustaining investments and the remaining portion is allocated to financing new project development. Two new projects are being developed in Nevada—Phoenix and Leeville. Phoenix is expected to yield annual production of between 400,000 and 450,000 ounces of gold and 18 to 20 million pounds of copper over an anticipated 15-year mine life. Total capital expenditures for Phoenix are projected to be $205 million. Leeville is located in Carlin’s North Area and will produce approximately 3 million ounces of gold, with annual production of approximately 500,000 ounces commencing at the end of 2005. Total capital expenditures for Leeville are projected to be $181 million of which $76.5 million had been spent as of December 31, 2003.

Newmont has two advanced projects in Ghana, Ahafo and Akyem. The Ahafo project, located in the Brong Ahafo Region of Ghana, is 100% owned by Newmont following the acquisition of the remaining 50% of the Ntotoroso property from Moydow Mines International, Inc. in December 2003 (see Other Investing Activities, below). At year-end, the Ahafo project had reserves of 7.6 million ounces of gold. In December 2003, following the Government of Ghana’s approval of Newmont’s Investment Agreement, Newmont announced that it was proceeding with development of the project. Total development costs for Ahafo are estimated to be approximately $350 million. The Engineering Procurement Construction Management contract to construct Ahafo was awarded in January 2004. Production is expected to begin in 2006 and steady state annual gold sales are estimated at approximately 500,000 ounces. Newmont has an 85% interest in the Akyem project located in the Eastern Region of Ghana. At year-end, the Akyem project had 4.3 million equity ounces of gold reserves.

The remaining 15% interest in the Akyem project is held by Kenbert Mines Limited. Newmont is currently updating and optimizing the feasibility study for Akyem with a view to making a development decision in late 2004.

Other Investing Activities

TVX Newmont Americas.    On January 31, 2003, Newmont sold its 49.9% interest in the TVX Newmont Americas joint venture (between the Company and TVX Gold Inc., acquired as part of the Normandy transaction) to TVX Gold Inc. for $180 million in cash. Newmont recognized no material gain or loss on the transaction.

Echo Bay Mines Ltd.    On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. were combined. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay. Newmont recognized a pre-tax gain of $84.3 million on the transaction.

Kinross Gold Corporation.    During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares, representing 66% of its investment in the company, for total cash proceeds of $224.6 million and recorded a net loss of $7.4 million.

Batu Hijau.    As discussed in Note 10 to the Consolidated Financial Statements, the Company and an affiliate of Sumitomo Corporation (“Sumitomo”) are partners with ownership interests of 56.25% and 43.75%, respectively, in the Nusa Tenggara Partnership (“NTP”), which holds 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the owner of the Batu Hijau copper/gold mine in Indonesia. Due to Sumitomo’s significant participating rights under the terms of the NTP partnership agreement, the Company uses the equity method to account for its investment in NTP. The remaining 20% interest in PTNNT is held by an unrelated Indonesian company, P.T. Pukuafa Indah (“PTPI”). To date, PTNNT has recorded cumulative losses. Therefore, NTP has recorded 100% (effective 56.25% Newmont share) of PTNNT’s income and losses. NTP loaned PTPI the funds required to purchase its original 20% interest in PTNNT. Under the PTPI loan agreement, PTPI has pledged 70% of its 20% share of future PTNNT dividends to repay its loan to NTP, including interest. As a result of higher metal prices, improved operating and financial results and increased life of mine expectations regarding production, costs and economics, PTNNT is expected to recover its cumulative losses, report positive retained earnings and start paying dividends during 2004. Once PTNNT’s cumulative losses are recovered, NTP will recognize its 80% share of PTNNT’s earnings plus 70% of PTPI earnings for an effective 94% share (effective 52.875% Newmont share) of PTNNT’s earnings until the PTPI loan is repaid. Newmont has identified the Batu Hijau operation as a VIE and expects to consolidate it effective January 1, 2004 (see Recent Accounting Pronouncements, above).

On May 9, 2002, PTNNT completed a restructuring of its $1.0 billion project financing facility (Senior Debt) which is non-recourse to Newmont, that provided PTNNT the ability to defer up to $173.5 million in principal payments scheduled for 2002 and 2003. The amount of deferred principal at December 31, 2002 was $86.8 million. Due to improved commodity prices and lower costs, the deferred principal payments were completely repaid during 2003 and all normally scheduled 2003 payments were made. Newmont and its partner provide a contingent support line of credit to PTNNT. During 2002, Newmont funded $24.8 million under this contingent support facility as its pro-rata share of capital expenditures. As a result of the repayment of the deferred principal payments mentioned above, additional support from Newmont and its partner available under this facility decreased in 2003 to $65.0 million, of which Newmont’s pro-rata share is $36.6 million. In 2002, the total support available was $115.0 million, of which Newmont’s pro-rata share was $64.7 million.

Australian Magnesium Corporation.    At December 31, 2002, Newmont’s interest in Australian Magnesium Corporation (“AMC”) was composed of a 22.8% equity and voting interest and a loan receivable in the amount of A$38 million (approximately $20.1 million) including interest. In addition, Newmont subsidiaries had obligations to contribute to AMC A$100 million in equity by January 31, 2003 and a further A$90 million in equity, contingent upon the Stanwell Magnesium Project not achieving certain specified production and operating criteria by December 2006. On January 3, 2003, Newmont purchased an additional 167 million AMC shares at A$0.60 per share for a total of A$100 million (approximately $56.2 million) increasing its ownership to 40.9%, thereby satisfying its January 2003 equity contribution obligation. However, due to additional equity contributions by other shareholders on January 31, 2003, Newmont’s interest was diluted to 27.8%. As a result of this equity dilution of its interest in AMC, Newmont recorded an increase of $7.0 million to Additional paid-in-capital during 2003.

AMC’s primary asset was the Stanwell Magnesium Project (the “Project”). The original funding arrangements for the Project amounted to approximately A$1.5 billion (approximately $1.0 billion), including contingencies and cost overrun reserves. On April 17, 2003, AMC announced that it was unlikely that it would reach agreement with its independent engineering firm for a fixed price contract for the development of the Project. Following this announcement, AMC’s share price declined substantially to A$0.24 per share on May 8, 2003. As a result, Newmont wrote down the carrying value of its investment at March 31, 2003 to the quoted market price of the AMC shares at that date of A$0.43 per share, and recorded a loss in Equity loss and impairment of Australian Magnesium Corporation for an other-than-temporary decline in market value of $11.0 million.

On June 5, 2003, AMC requested suspension of its securities on the ASX. Subsequently, on June 13, 2003, AMC announced a restructuring agreement with the project’s major creditors, including Newmont (the “Agreement”). The Agreement was designed to give AMC time to assess the project’s development options and to search for either a corporate or project partner. Work on the Project has ceased and the site is in care and maintenance status. It is not known if or when the Project or any other magnesium project will be developed by AMC. In addition, as part of the Agreement, AMC (i) settled outstanding obligations to its outside creditors from existing cash reserves; (ii) cancelled the senior debt facilities associated with the Project and the associated foreign exchange and interest rate hedging contracts; and (iii) agreed to release Newmont from the above-mentioned A$90 million (approximately $60.1 million) contingent funding commitment. Newmont agreed to forgive its then A$38 million (approximately $24.8 million) loan receivable, provide support in the form of an A$10 million (approximately $6.6 million) contingent, subordinated credit facility and to maintain the existing guarantee in relation to the QMC Finance Pty Ltd (“QMC”) finance facilities, as described below. In September 2003, Newmont made available to AMC A$5 million ($3.3 million) under the credit facility. Newmont had guaranteed a $30.0 million obligation payable by AMC to Ford Motor Company (“Ford”) in the event the Project did not meet certain specified production and operating criteria by November 2005. AMC agreed to indemnify Newmont for this obligation, but this indemnity was unsecured. As of June 30, 2003, Newmont and Ford agreed to settle the liability in relation to the guarantee for $10.0 million in exchange for a release of the guarantee. Newmont has agreed not to seek recovery of this amount from AMC.

As a result of the foregoing Agreement, Newmont recorded an additional write-down in the second quarter of 2002 of $107.8 million in Equity loss and impairment of Australian Magnesium Corporation reducing the carrying value of its investment in AMC to zero. The write-down was attributable to the following: (i) $72.7 million representing the book value of its investment at June 30, 2003; (ii) $24.8 million for the forgiven loan receivable from AMC; (iii) $10.0 million charge to settle Newmont’s guarantee of the Ford contract (see discussion above); (iv) $6.6 million relating to the contingent credit facility; and (v) $1.1 million for various other items, offset by a $7.4 million income tax benefit.

During the third quarter of 2003, AMC issued additional shares to a shareholder other than Newmont. As a result, Newmont’s interest in AMC was diluted to 26.9%. Subsequently, in October 2003, AMC issued additional shares to a shareholder other than Newmont. As a result, Newmont’s interest in AMC was diluted to 26.7%. During the fourth quarter of 2003, Newmont sold its entire interest in AMC, for a nominal amount to Deutsche Bank AG and to Magtrust Pty Ltd, a company owned and controlled by the directors of AMC. Magtrust purchased approximately 19.9% of the AMC ordinary shares held by Newmont, with Deutsche Bank purchasing the remaining approximately 6.8% of the AMC ordinary shares held by Newmont. If Deutsche Bank sells its interest in AMC to a third party in the future, it must pay Newmont 90% of the sales proceeds.

Newmont is also the guarantor of a A$71.0 million (approximately $53.2 million) amortizing loan facility of QMC, of which A$65.2 million (approximately $48.9 million) was outstanding as of December 31, 2003. The QMC loan facility, which is collateralized by the assets of Queensland Magnesium Project (“QMAG,” discussed below), expires in November 2006. QMC is also a party to hedging contracts that have been guaranteed by Newmont. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of December 31, 2003, the fair value of these contracts was positive A$4.7 million (approximately $3.5 million).

The guarantees under the QMC loan facility and hedging contracts could be called in the event of a default by QMC. Newmont’s liability under QMC loan facility guarantee is limited to the total amount of outstanding borrowings under the facility at the time the guarantee is called. Newmont’s maximum potential liability under its guarantee of the QMC hedging contracts, however, would depend on the market value of the hedging contracts at the time the guarantee is called upon. The principal lender and counterparty under the QMC loan and hedging facilities, respectively, also have security interests over the assets of QMAG. In the event the guarantees are called, Newmont would have a right of subrogation to the lender under Australian law.

During the fourth quarter of 2003, Newmont recorded a $30.0 million charge in Loss on guarantee of QMC debt and established a corresponding reserve in Other current liabilities. Newmont reduced the amount accrued for this contingent obligation by the estimated fair value of the QMAG assets that would be subrogated to Newmont in the event the guarantee is called.

Takeover Bid for Otter Gold Mines Limited.    On December 4, 2002, Normandy NFM Limited, trading as Newmont NFM (“Newmont NFM”) announced its intention to make an offer for all shares and options in Otter Gold Mines Limited (“Otter”) that Newmont NFM did not already own. Newmont NFM is an Australian corporation that was listed on the ASX at the time of this announcement. Otter is a New Zealand corporation that was also listed on the ASX at the time of this announcement. As of the date it made the announcement, the Company, through subsidiaries, held an 85.86% interest in Newmont NFM and Newmont NFM, in turn, held 89.17% of the outstanding Otter shares. Newmont NFM’s offer was made on January 9, 2003 and closed on February 25, 2003. By the close of the offer, Newmont NFM had acquired in excess of 90% of the total outstanding shares in Otter, which, under New Zealand law, entitled Newmont NFM to compulsorily acquire all remaining outstanding Otter shares. Newmont NFM then initiated and completed the compulsory acquisition process resulting in 100% ownership of Otter, which indirectly resulted in increased ownership in the Martha mine in New Zealand. The total purchase price was approximately $1.5 million.

Ntotoroso Acquisition.    In December 2003, Newmont purchased Moydow Mines International Inc.’s 50% interest in the Ntotoroso property located on the Ahafo belt in Ghana. Total consideration included 800,000 Newmont common shares, a royalty of 2% on all recovered ounces of gold produced from Ntotoroso after the first 1.2 million gold ounces and the delivery for cancellation of 1,325,882 common shares of Moydow owned by Newmont. The transaction resulted in a total purchase price of $32.2 million, consisting primarily of Newmont common stock, based on the average quoted value of Newmont’s shares of $37.89 per share two days before and after August 25, 2003, the date the terms of the transaction were agreed upon and announced. The purchase price was allocated primarily to development and exploration stage mineral interests and deferred income taxes. The closing of the transaction gave Newmont 100% ownership of the Ahafo project.

Mesquite.    In November 2003, Newmont sold the Mesquite mine to Western Goldfields, Inc. (“WGI”). Under the terms of the transaction, Newmont sold the majority of the assets of the operation to WGI in exchange for restricted common stock and warrants to purchase common stock of WGI, a 50% net profits interest royalty on future production from existing leach pads, a net smelter return royalty on production from future expansion, and the assumption of reclamation and remediation liabilities associated with the operation by WGI. Newmont was also released from the performance bonds for reclamation, remediation, mine closure and other obligations associated with the Mesquite assets. The transaction did not have a significant impact on Newmont’s results of operations, cash flows or financial position.

Wiluna.    In December 2003, NYOL sold the Wiluna mine and its surrounding tenements and related assets to a company, whose principals are certain members of the Wiluna mine’s management, for approximately A$3.5 million (U.S.$ 2.6 million) and the company’s assumption of the reclamation and remediation liabilities. This transaction resulted in a gain of $10.6 million.

European Gold Refineries.    During December 2003, Newmont acquired a 50% interest in a joint venture, European Gold Refineries SA (“EGR”), with unrelated Swiss residents holding the remaining 50%. Simultaneously, EGR purchased 100% of Valcambi SA (“Valcambi”), a gold refining business, and 66.65% of Finorafa SA (“Finorafa”), a gold distribution business.

Valcambi is a London Gold Delivery precious metals refiner and manufacturer of semi-finished products for the Swiss luxury watch industry, and Finorafa is the second largest distributor and financier of gold products in the Italian market. Italy is the second largest gold-consuming country in the world.

The formation of EGR required approximately CHF30.0 million (U.S.$ 23.8 million) in funding, which was contributed pro-rata by each partner in equal portions of debt and equity, of which Newmont’s share was CHF15.0 million (U.S.$11.9 million). EGR is jointly managed by Newmont and the Swiss residents. Newmont accounts for its investment in EGR using the equity method of accounting. Newmont has no guarantees related to this investment.

Turquoise Ridge.    In December 2003, Newmont formed a joint venture with a subsidiary of Placer Dome, Inc. under which Newmont acquired a 25% interest in the Turquoise Ridge and Getchell mines, in return for providing up to 2,000 tons per day of milling capacity at Newmont’s Twin Creeks facility in Nevada, and the extinguishment of the 2% net smelter return royalty payable by Placer Dome as it relates to the joint venture’s property. Placer Dome operates the joint venture. The carrying amount of the extinguished royalty was approximately $8.2 million at the date of closing.

Perama.    Thracean Gold Mining S.A. (“TGM”), which owns the Perama project is owned 80% by Newmont and 20% by S&B Industrial Minerals S.A. During November 2003, the shareholders of TGM entered into a standstill agreement with Frontier Pacific Mining Corporation (“FPMC”) to purchase 100% of TGM. However, the offer is conditional on execution of definitive documentation, an appropriate acquisition structure, no material changes to TGM or the project prior to closing, due diligence, approval by the FPMC board of directors and receipt of all Canadian and Greek regulatory approvals.

Pension Funding.    Newmont expects to fund approximately $38 million into its pension plans in 2004 from Net cash provided by operating activities. For additional discussion see Item 7A, Quantitative and Qualitative Disclosure About Market Risk, Pension and Other Benefit Plans, below, and Note 20 to the Consolidated Financial Statements.

Financing Activities

During the years ended December 31, 2003 and 2002, the Company focused on an overall strategy to reduce debt. The Company’s balance sheet reflected outstanding debt of approximately $1.1 billion at December 31, 2003, after principal reductions of approximately $700 million for early extinguishments and $600 million for scheduled payments since December 31, 2001. The Company has not issued any new debt since 2001, however in 2002, debt increased $913.7 million related to debt assumed as part of the acquisition of Normandy. During November 2003, Newmont completed an equity offering for 25.0 million shares of its common stock and received proceeds of approximately $1.0 billion. This was the only public offering during the last three years.

NYOL Debt and Derivatives Liability Extinguishments

In March 2002, Newmont, through an indirect, wholly-owned subsidiary, Yandal Bond Company Limited (“YBCL”), made an offer to repurchase any and all outstanding 8 7/8% Senior Notes due 2008 of Newmont’s Australian subsidiary, NYOL. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between NYOL and The Bank of New York, as Trustee. The Indenture required that NYOL, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture could be read to the contrary, Newmont took the position that a Change of Control occurred on February 20, 2002, when Newmont acquired control of Normandy. The Indenture provides that NYOL is not required to make the Change of Control Offer if a third party makes the offer. The Change of Control Offer was open until May 14, 2002, and resulted in redemption of $62.8 million of the outstanding notes and gave rise to a $0.6 million Loss on extinguishment of debt.

On May 29, 2003, YBCL made a second offer to acquire all of NYOL’s outstanding 8 7/8% Senior Notes due 2008. On May 28, 2003, YBCL made a separate offer to acquire all of NYOL’s gold hedge contracts from the relevant counterparties. The offer to acquire the notes was at a price of $500 per $1,000 of principal amount. The offer to acquire the gold hedge contracts was at $0.50 per $1.00 of the net mark-to-market hedge liability as calculated by YBCL as of May 22, 2003.

On July 3, 2003, the board of directors of NYOL resolved to place NYOL into Voluntary Administration (“VA,” a form of insolvency proceeding in Australia) as NYOL was insolvent or likely to become insolvent. To comply with applicable legal requirements and to allow holders of NYOL’s outstanding 8 7/8% Senior Notes more time to assess these developments, YBCL extended the expiration of the offer to acquire the notes to July 11, 2003. As of that date, YBCL had received binding tenders for the notes totaling $237.0 million, representing 99.9% of the total $237.2 million principal amount outstanding with third-parties at the date of its May 29, 2003 offer. Six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market value of the May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL prior to the NYOL entering into VA.

In conjunction with the VA process, Newmont made an offer to the administrator of NYOL to bring NYOL out of VA. Newmont’s offer to the administrator effectively valued the assets in excess of $200 million and provided that NYOL’s outstanding third-party note holders and the remaining hedge contract counterparty would receive not more than $0.40 on the dollar. Newmont’s offer also honored any prior unpaid obligations to NYOL’s employees and guaranteed payment in full to NYOL’s trade creditors. On August 29, 2003 NYOL’s creditors passed a resolution to accept Newmont’s offer and on September 8, 2003, Newmont’s offer, in the form of Deeds of Company Arrangement, were signed by the administrators. On September 10, 2003, the conditions precedent to the offer were fulfilled, the offer became effective and NYOL was returned to the control of its directors, and its employees continued their employment.

In accordance with the terms of Newmont’s offer, an NYOL subsidiary, Clynton Court, subject to the Deeds of Company Arrangement, assumed the liabilities to be settled, including the outstanding third-party notes, the liability to the remaining hedge contract counterparty and the liabilities to trade creditors that existed at July 3, 2003 (the “applicable liabilities”). Newmont contributed sufficient cash to Clynton Court to settle the applicable liabilities as per the terms of its offer and to pay the fees of the administrator. Upon assumption by Clynton Court, the applicable liabilities of NYOL were extinguished.

The above transactions gave rise to a Gain on extinguishment of NYOL bonds, net of $114.0 million and a Gain on extinguishment of NYOL derivative liability, net of $106.5 million, both net of transaction costs, for the year ended December 31, 2003. Total cash payments to extinguish the NYOL bonds and the NYOL derivatives liabilities (including costs) were $98.5 million and $103.6 million, respectively, during the year ended December 31, 2003.

On September 3, 2003, J. Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against NYOL and its subsidiaries in relation to the VA. J. Aron & Co., an NYOL creditor, initially sought injunctive relief but was denied by the court on September 8, 2003. On October 30, 2003, J. Aron & Co. filed a statement of claim alleging various deficiencies in the implementation of the VA process and seeking damages and other relief against NYOL and other parties.

Other Debt Extinguishments

During 2003, Newmont extinguished the following debt instruments: $148 million of its 8 3/8% debentures resulting in a Loss on extinguishment of debt of $11.2 million; $52.3 million of its 8 5/8% debentures resulting in a Loss on extinguishment of debt of $11.6 million; $30.9 million of its 7 5/8% guaranteed notes resulting in a Loss on extinguishment of debt of $4.4 million; $80.5 million of its 7 1/2% guaranteed notes resulting in a Loss on extinguishment of debt $6.4 million; and $100 million in aggregate principal of its 6% convertible subordinated debentures resulting in a Loss on extinguishment of debt of $0.2 million.

Corporate Revolving Credit Facilities

The Company has three uncollateralized revolving credit facilities with a consortium of banks: a $200.0 million U.S. dollar denominated revolving credit facility with an initial term of 364 days, which may be extended annually to October 2006 (and with a current maturity date of October 6, 2004); a $400.0 million multi-currency revolving credit facility, which matures in October 2006 and provides for borrowing in U.S., Canadian and Australian dollars, and which also contains a letter of credit sub-facility; and a $150.0 million multi-currency revolving credit facility, which also matures in 2006, and provides for borrowing in U.S. and Australian dollars. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at a rate per annum equal to either the LIBOR plus a margin ranging from 0.45% to 1.25% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus a margin ranging from 0% to 0.25%. Facility fees accrue at a rate per annum ranging from 0.10% to 0.40% of the commitment. At December 31, 2003, the fees were 0.15%, 0.175% and 0.30% of the commitment, for the $200.0 million, the $400.0 million and the $150.0 million facilities, respectively. There were no outstanding borrowings under the facilities as of December 31, 2003 and 2002. The Company is in compliance with all covenants under these facilities.

Other Debt

Due to the acquisition of Normandy and Franco-Nevada effective February 15, 2002, Newmont consolidated additional debt of $913.7 million consisting of $150.0 million of ten year 7 5/8% guaranteed notes, $100.0 million of ten year 7 1/2% guaranteed notes, the NYOL 8 7/8% Senior Notes due April 2008 discussed above and other debt instruments.

In May 2001, Newmont issued uncollateralized debentures with a principal amount of $275 million due May 2011 bearing an annual interest rate of 8.625%. Interest is payable semi-annually in May and November and the notes are redeemable prior to maturity under certain conditions. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the debentures.

Prepaid Forward Sales Contract

In July 1999, the Company entered into a prepaid forward gold sales contract (the “Prepaid Forward”) and a forward gold purchase contract (the “Forward Purchase”). Under the Prepaid Forward, the Company agreed to sell 483,333 ounces of gold, to be delivered in June of each of 2005, 2006 and 2007 in annual installments of 161,111 ounces (the “Annual Delivery Requirements”). The Company also agreed under the Prepaid Forward to deliver semi-annually 17,951 ounces of gold, from June 2000 through June 2007 (the “Semi-Annual Delivery Requirements”) for a total gold delivery obligation over the life of the Prepaid Forward of 752,598 ounces. At the time the Prepaid Forward was entered into, the Company received net proceeds of $137.2 million ($145.0 million of gross proceeds before transaction costs of $653,000 and the purchase of a $7.1 million surety bond to guarantee delivery of the Annual Delivery Requirements). The Company may also be entitled to receive additional proceeds in the future in connection with the annual deliveries of 161,111 ounces, to be determined at each delivery date based on the excess, if any, of the then market price for gold (up to a maximum of $380 per ounce) over $300 per ounce.

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

Debt Covenants

Certain of Newmont’s current debt facilities contain various common public debt covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions. These debt instruments include the medium-term notes, 8 5/8% debentures, 8 3/8% debentures and sale-leaseback of the refractory ore treatment plant. None of the aforementioned public debt instruments contain financial ratio covenants or credit rating provisions that could create liquidity issues for the Company.

In addition to the covenants noted above, the Corporate Revolving Credit Facilities contain financial ratio covenants requiring the Company to maintain a net debt (total debt net of cash) to EBITDA (Earnings before interest expense, income taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt to total capitalization ratio of less than or equal to 62.5%. Furthermore, the Corporate Revolving Credit Facilities contain covenants limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

Certain of the Company’s project debt facilities contain various common project debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, change of control provisions and limitations of additional permitted debt.

At December 31, 2003, the Company and its subsidiaries were in full compliance with all debt covenants and default provisions.

Scheduled Debt Payments

Scheduled minimum long-term debt repayments are $190.9 million in 2004, $142.8 million in 2005, $85.8 million in 2006, $74.8 million in 2007, $147.5 million in 2008 and $435.7 million thereafter. Newmont expects to be able to fund maturities of its debt from Net cash provided by operating activities.

Common Stock Offering

During November 2003, Newmont completed an equity offering for 25 million shares of its common stock under its existing shelf registration statement filed with the Securities and Exchange Commission. The proceeds of approximately $1.0 billion from this offering are intended to be used for general corporate purposes, which could include the funding of new project development, other capital expenditures and repayment of debt.

In January 2004, Newmont filed a new shelf registration statement on Form S-3 under which it can issue debt and equity securities from time-to-time having an aggregate offering price of $1.0 billion. Newmont also filed a shelf registration statement on Form S-4 under which it can issue, from time-to-time in connection with future acquisitions of businesses, properties or assets, common stock and common stock warrants having an aggregate offering price of U.S.$200 million. These registration statements were declared effective on February 4, 2004.

Dividends

The Company paid dividends of $0.17 per common share of Newmont stock during 2003 and $0.12 per common share in each of 2002 and 2001. On February 4, 2004, the Company declared a regular quarterly dividend of $0.05 per share, payable March 24, 2004 to holders of record at the close of business on March 3, 2004. The quarterly dividend increased to $0.05 per share from $0.04 per share in the fourth quarter of 2003.

Redemption of Preferred Convertible Stock

The Company did not pay any preferred stock dividends during 2003 and paid $3.7 million and $7.5 million in preferred stock dividends in 2002 and 2001, respectively.

In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 cumulative preferred stock as of May 15, 2002. Pursuant to the terms of the cumulative convertible preferred stock, Newmont paid a redemption price of $50.325 per share, plus $0.8125 per share for accrued dividends at the redemption date. In settlement of the total redemption price of $51.1375 per preferred share, Newmont issued each holder of record 1.19187 shares of its common stock and cash for any remaining fractional interests.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2003 and 2002, $361.0 million and $254.1 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. On January 1, 2003, the Company adopted SFAS 143, “Asset Retirements Obligations” (see Recent Accounting Pronouncements).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $58.6 million and $48.1 million were accrued for such obligations at December 31, 2003 and 2002, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 54% greater or 41% lower than the amount accrued at December 31, 2003. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expenses in the period estimates are revised.

Newmont spent $18.7 million, $14.6 million, and $8.1 million in 2003, 2002 and 2001, respectively, for environmental obligations related to former, primarily historic, mining activities, and expects to spend approximately $13.7 million in 2004. Expenditures for 2003 related primarily to the Dawn mill site near Ford, Washington and the McCoy Cove property in central Nevada. Expenditures for 2002 relate primarily to the Dawn mill site and the Resurrection site near Leadville, Colorado.

Included in 2003 and 2002 capital expenditures were $25.7 million and $14.3 million, respectively, to comply with environmental regulations. Expenditures of approximately $42 million to $45 million are anticipated in 2004, primarily for projects to be completed in 2004 at Yanacocha to increase water treatment and testing capacity to accommodate mine expansion. Ongoing costs to comply with environmental regulations have not been a significant component of cash operating costs.

For more information on the Company’s reclamation and remediation liabilities, see Note 14 to the Consolidated Financial Statements.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Forward-Looking Statements in Item 1, Business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; and global mine production levels. Based on estimates of Newmont’s stand-alone 2004 production and expenses, a $10-per-ounce change in the gold price would result in an increase or decrease of approximately $55 million in cash flow from operations and approximately $50 million in net income. Changes in the market price of copper also affect Newmont’s profitability and cash flow from its investment in the Batu Hijau mine in Indonesia and its Golden Grove mine in Australia. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates. Based on estimates of Newmont stand-alone 2004 production and expenses, a $0.10-per-pound change in the copper price would result in an increase or decrease in net income of approximately $25.2 million (about $0.06 per share).

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect Newmont’s profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to its operations in the United States, Newmont has operations in Australia, Peru, Indonesia, Canada, Uzbekistan, Turkey, Bolivia, New Zealand and Mexico. The Company’s non-U.S. operations sell their metal production based on a U.S. dollar gold price. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Since the Company’s February 15, 2002 acquisition of Normandy, the Australian dollar/U.S. dollar exchange rate has had the greatest impact on the Company’s total cash costs, as measured in U.S. dollars. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian gold operations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars for such locations. No assurance can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future, or that short-term changes in the Australian dollar/U.S. dollar exchange rate will not have an impact on the Company’s profitability and cash flow. Newmont does not believe that foreign currency exchange rates in relation to the U.S. dollar have had a material impact on its determination of proven and probable reserves in the past. However, in the event that a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the Company believes that profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Based on estimates of Newmont stand-alone 2004 production and expenses, a $0.01 change in the Australian dollar exchange would result in an increase or decrease in total cash costs of approximately $0.85 per ounce. For information concerning the sensitivity of the Company’s cash costs to changes in foreign currency exchange rates, see Item 7, Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition—Results of Operations—Foreign Currency Exchange Rates,” above.

Hedging

Newmont generally sells its production at prevailing market prices. Newmont has historically, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of Normandy’s acquisition, three of Normandy’s affiliates had a substantial derivative instrument position. These three affiliates are now known as Newmont Gold Treasury Pty Ltd (“NGT”), Newmont NFM, and Newmont Yandal Operations Pty Ltd (“NYOL”). Following the Normandy acquisition, however, and in accordance with the Company’s unhedged philosophy, efforts to proactively reduce and simplify the Normandy hedge positions have been undertaken. Accordingly, the Normandy gold hedge books have been reduced by approximately 9.4 million ounces since February 2002. Gold forward sales contracts and other “committed hedging obligations” were reduced by 7,547,000 ounces since February 15, 2002 by delivering production into the contracts or through early close outs. Similarly, uncommitted contracts for 1,870,000 ounces were either delivered into, lapsed or closed out early. Thus, as of December 31, 2003, the Newmont NFM gold hedge book has been eliminated, and the NGT gold hedge book has been reduced to zero committed ounces and 528,000 uncommitted ounces.

In addition, on May 28, 2003, a wholly-owned subsidiary of Newmont offered to acquire all of NYOL’s gold hedge obligations from NYOL’s counterparties. Six of seven of these counterparties accepted this offer, receiving $0.50 for each dollar of net mark-to-market liability under their individual hedge contracts, calculated as of May 22, 2003. On July 3, 2003, NYOL was placed into voluntary administration (a form of Australian insolvency proceeding). On September 10, 2003, NYOL emerged from the voluntary administration process, remaining a wholly-owned indirect subsidiary of Newmont, following acceptance by NYOL’s creditors of an offer from another Newmont subsidiary that effectively valued the assets of NYOL at more than $200 million. Acceptance of this offer by NYOL’s creditors had the effect of extinguishing NYOL’s hedge contract liability.

The mark-to-market valuation of the Normandy gold hedge book at December 31, 2003, was approximately negative $12 million residing in the entity NGT. This valuation compares to the negative mark-to-market valuation of the Normandy gold hedge books at December 31, 2002 broken down as follows: NGT: $122 million; Newmont NFM: $23 million; and, NYOL: $288 million.

Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. Counterparty credit risk is minimized by dealing only with major financial institutions/counterparties.

Gold Commodity Contracts

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to U.S.$ at the exchange rate at December 31, 2003 of U.S.$0.75 per A$1.

Gold Forward Sales Contracts

Newmont had no gold forward sales contracts at December 31, 2003, although positions existed at December 31, 2002. The fair values of these contracts at December 31, 2002 were as follows:

Gold Forward Sales Contracts:	Fair Value U.S.$ (000)
(A$ Denominated)
Fixed Forwards	$(138,095)
Floating Rate Forwards	(37,401)
Synthetic Forwards	(34,222)

Total	$(209,718)

Gold Put Option Contracts

Newmont had the following gold put option contracts outstanding at December 31, 2003:

	Expected Maturity Date or Transaction Date					Total/ Average	Fair Value
Gold Put Option Contracts:	2004	2005	2006	2007	Thereafter		U.S.$ (000)
U.S.$ Denominated Fixed Purchased Puts:
Ounces (in thousands)	203	205	100	20	––	528	$(11,758)
Average price	$292	$292	$338	$397	$—	$305

The fair value of the gold put option contracts outstanding at December 31, 2002 were as follows:

Fair Value
Put Option Contracts:	U.S.$ (000)
U.S.$ Denominated Fixed Purchased Puts:	$(6,774)
A$ Denominated Fixed Purchased Puts:	(3,690)
A$ Denominated Floating Purchased Puts:	(12,140)

Total	$(22,604)

Gold Convertible Put Options and Other Instruments

Newmont had no gold convertible put option contracts and other instruments outstanding at December 31, 2003, although positions existed at December 31, 2002. The fair values of those contracts at December 31, 2002 were as follows:

Fair Value
Gold Convertible Put Options and Other Instruments:	U.S.$ (000)
(A$ Denominated)
Floating Convertible Put Options	$(102,952)
Indexed Forward Contracts	(6,794)
Knock-out/knock-in Contracts	(15,740)

Total	$(125,486)

Gold Sold Convertible Put Options

Newmont had no sold convertible put option contracts outstanding at December 31, 2003, although a position did exist at December 31, 2002. The fair value of the position at December 31, 2002 was positive $14.3 million.

Price-Capped Sales Contracts

In September 2001, Newmont entered into transactions that closed out certain call options. The call options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The fair value of the forward sales contracts of $53.8 million was recorded as deferred revenue and will be included in sales revenue as delivery occurs in 2005 through 2011. The forward sales contracts are accounted for as normal sales contracts under SFAS 133.

Newmont had the following price-capped forward sales contracts outstanding at December 31, 2003:

	Expected Maturity Date or Transaction Date					Total/ Average
Price-capped contracts:	2004	2005	2006	2007	Thereafter
(U.S.$ Denominated)
Ounces (in thousands)	—	500	—	—	1,850	2,350
Average price	$—	$350	$—	$—	$384	$377

Silver Commodity Contracts

During the three months ended September 30, 2003, Newmont entered into silver fixed forward contracts. These contracts have been designated as cash flow hedges of future silver by-product credits and as such, changes in the market value have been recorded in Other comprehensive income, net of tax. Newmont had the following silver forward contracts outstanding at December 31, 2003:

	Expected Maturity Date or Transaction Date		Total/ Average	Fair value at December 31, 2003
Silver Forward Contracts:	2004	2005
(U.S.$ Denominated)
Ounces (in thousands)	1,050	600	1,650	$(1,000)
Average price	$5.3	$5.5	$5.4

U.S.$/Gold Swap Contracts

Prior to Newmont’s acquisition, Newmont Australia (Normandy) entered into a U.S.$/gold swap contract whereby principal payments on U.S.$ bonds were swapped into gold-denominated payments of 600,000 ounces in 2008. Newmont Australia also received U.S.$ fixed interest payments and paid gold lease rates, which were indexed to market rates. This instrument was marked to market at each period end, with the change reflected in income until the contract was closed out during the NYOL buy back transaction (See Note 12 to the Consolidated Financial Statements). However, the indexed portion of the transaction was held by the one counterparty, which did not take up the offer. This position was extinguished as part of the NYOL voluntary administration process (See Note 12 to the Consolidated Financial Statements). The fair value of this instrument at December 31, 2002 was a negative $87.2 million.

Other Sales Contracts, Commodity and Derivative Instruments

Foreign Currency.    In addition to the United States, Newmont has operations in Australia, Peru, Indonesia, Canada, Uzbekistan, Turkey, Bolivia, New Zealand and Mexico. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to most operations since local salaries and supply contracts will decrease against the U.S. dollar based revenue stream. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable. Foreign currency exchange rate gains (losses) were approximately $97.0 million, $14.0 million and $(5.1) million for the years ended December 31, 2003, 2002 and 2001, respectively. The year ended December 31, 2003 included a foreign currency translation gain of $97.0 million primarily composed of the following: (i) exchange gains, net of $58.9 million on Canadian dollar-denominated intercompany loans with a subsidiary whose functional currency is the Canadian dollar, reflecting a strengthening of the Canadian dollar during the period from $0.63 to $0.77 per U.S. dollar, (ii) a $27.4 million mark-to-market gain on ineffective foreign currency swaps, (iii) a $27.9 million foreign currency loss on the translation of Newmont Australia Limited’s financial statements to U.S. dollars due to appreciation of the Australian dollar from $0.56 to $0.75 and (iv) other foreign currency gains of $38.6 million. As of December 31, 2003, the Company converted a substantial portion of the Canadian denominated intercompany loans to long-term notes, as the Company does not intend to settle these loans in the foreseeable future. As a result, the Company will no longer record foreign currency gains and loses in earnings with respect to the converted long-term notes.

Newmont acquired certain cross currency swap contracts in the Normandy transaction intended to hedge the currency risk on repayment of U.S. dollar-denominated debt. These contracts were closed out during the quarter ended June 30, 2002 for net proceeds of $50.8 million. The contracts were accounted for on a mark-to-market basis until closed out, resulting in a loss to income of $8.5 million for the period from February 15, 2002 through December 31, 2002.

Newmont also acquired currency swap contracts to receive Australian dollars and pay U.S. dollars designated as hedges of A$-denominated debt. The A$-denominated debt was repaid during the quarter ended June 30, 2002 and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis with the change recorded in earnings. At December 31, 2003, Newmont had the following foreign currency contracts outstanding. Prices for contracts denominated in A$ have been translated at the exchange rate at December 31, 2003 of U.S.$0.75 per A$1.

A$/U.S.$ Currency Exchange Contracts:	Expected Maturity Date or Transaction Date					Total/ Average	Fair Value at December 31,
	2004	2005	2006	2007	Thereafter		2003	2002
Notional Amounts U.S.$ (000)	$50,402	$30,700	$—	$—	$—	$81,102	$7,669	$(21,924)
Average Exchange Rate (U.S.$ per A$1) Average price	0.645	0.682	––	—	—	0.659	—

Interest Rate Swap Contracts.    During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% debentures and its $200 million 8.375% debentures, (see Note 13 to the Consolidated Financial Statements). These transactions resulted in a reduction in interest expense of $6.9 million, $5.9 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The fair value of the derivative assets was $5.3 million at December 31, 2003 and the fair value of the hedge portion was $7.7 million and $16.9 million at December 31, 2003 and 2002, respectively.

Fixed Rate Debt

Newmont has both fixed and variable rate debt. Without considering the specialized $145 million Prepaid Forward Sales Obligation, 94% and 82% of debt was fixed and 6% and 18% was variable at December 31, 2003 and 2002, respectively. The Company has managed some of its fixed rate debt exposure by entering into interest rate swaps (See Interest Rate Swap Contracts above). The Company’s fixed rate debt exposure at December 31, 2003 and 2002 is summarized as follows:

	2003		2002
	(in millions)
Carrying value of fixed rate debt*		$569		$976
Fair value of fixed rate debt*		$639		$1,075
Pro forma fair value sensitivity of fixed rate debt of a +/–10 basis point interest rate change**	$	+/–2.2	$	+/–3.7

*	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant, Prepaid Forward Sales Obligation, Yanacocha Trust Certificates and certain capital leases. The estimated fair value quoted above may or may not reflect the actual trading value of these instruments.
**	The pro forma information assumes a +/–10 basis point change in market interest rates at December 31 of each year, and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption. Actual changes in the timing and amount of interest rate variations may differ from the above assumptions.

Pension and Other Benefit Plans

Pension and other benefit plan costs can be impacted by actual results that differ from assumptions selected. These differences are reflected in financial results over future periods. Actual returns (losses) on pension assets were $29.4 million, $(11.1) million and $0.9 million in 2003, 2002 and 2001, respectively, compared to expected returns of $12.1 million, $14.4 million and $15.5 million for the same periods. If the difference between expected returns and actual results related to plan assets, combined with the gains or losses resulting from the projected benefit obligation, fall outside certain limits, the difference will be amortized into future earnings on a straight-line basis over the average remaining working life of the participants (currently 14 years). The following table provides details of the pension plans asset mix at December 31, 2003:

Asset Class	Actual Mix	Target Mix	Expected Rate Of Return	Standard Deviation or Volatility
U.S. Equity investments	46%	45%	8.8%	19.3%
International equity investments	22%	20%	10.0%	26.2%
Fixed income investments	32%	35%	6.5%	7.1%

			9.2%	10.5%

The pension plan employs two independent multi-product investment firms who invest the assets of the plan in certain approved funds that correspond to the specific asset classes and associated target allocations designated by the board of directors of the Company. Depending upon actual sector performance, the assets in the plan are periodically rebalanced to match the established target levels for the asset classes. This rebalancing may be accomplished through actual transfer of funds between asset classes and managers, or through targeted cash contributions and/or distributions. The goal of the pension fund investment program is to achieve expected rates of return consistent with the investment risk associated with the approved investment portfolio. The investment performance of the plan and that of the individual investment firms is measured against recognized market indices. This performance is monitored by an investment committee comprised of members of the Company’s management, which in turn, is advised by an independent investment consultant. The performance of the plan is reviewed annually with the audit committee of the Company’s board of directors. Contributions to the pension plans were $24.9 million, $12.3 million and $11.3 million in 2003, 2002 and 2001, respectively. Funding in 2004 is expected to be approximately $38 million.

A 0.25% reduction in the discount rate assumptions (to 6.00%) would increase pension expense by $1.4 million and other benefits expense $0.5 million for 2004 if such a rate had been determined as the appropriate rate to use. Such a change would have no impact on future pension funding requirements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information concerning this item begins on the following page.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Stockholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Notes 2 and 24 to the consolidated financial statements, the Company changed its method of (i) accounting for asset retirement obligations effective January 1, 2003; (ii) accounting for depreciation, depletion and mine development, effective January 1, 2002; and (iii) accounting for derivative instruments and hedging activities effective January 1, 2001.

/S/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Denver, Colorado

February 27, 2004

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share)
Revenues
Sales—gold	$3,082,936	$2,566,833	$1,666,108
Sales—base metals, net	74,820	55,321	—
Royalties	56,303	35,718	598

	3,214,059	2,657,872	1,666,706
Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	1,655,989	1,580,347	1,117,930
Base metals	44,273	36,040	—
Depreciation, depletion and amortization	564,481	505,598	301,563
Exploration, research and development	115,238	88,886	55,528
General and administrative	130,292	115,252	61,153
Write-down of long-lived assets	35,260	3,652	32,711
Merger and restructuring	—	—	60,510
Other	49,506	29,372	11,466

	2,595,039	2,359,147	1,640,861
Other income (expense)
Gain on investments, net	83,166	47,086	—
Gain (loss) on derivative instruments, net	22,876	(39,805)	1,797
Gain on extinguishment of NYOL bonds, net	114,031	—	—
Gain on extinguishment of NYOL derivative liability, net	106,506	—	—
Loss on extinguishment of debt	(33,832)	—	—
Loss on guarantee of QMC debt	(30,000)	—	—
Dividends, interest income, foreign currency exchange and other income	132,198	39,885	7,387
Interest, net of capitalized interest of $8,945, $5,226 and $10,633, respectively	(88,579)	(129,565)	(98,080)

	306,366	(82,399)	(88,896)
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	925,386	216,326	(63,051)
Income tax (expense) benefit	(206,950)	(19,900)	59,268
Minority interest in income of subsidiaries	(173,178)	(97,442)	(65,374)
Equity loss and impairment of Australian Magnesium Corporation	(119,485)	(1,775)	—
Equity income of affiliates	84,427	53,151	22,513

Income (loss) before cumulative effect of a change in accounting principle	510,200	150,360	(46,644)
Cumulative effect of a change in accounting principle, net of tax of $11,188 in 2003 and $(4,147) in 2002	(34,533)	7,701	—

Net income (loss)	475,667	158,061	(46,644)
Preferred stock dividends	—	(3,738)	(7,475)

Net income (loss) applicable to common shares	$475,667	$154,323	$(54,119)

Net income (loss)	$475,667	$158,061	$(46,644)
Other comprehensive income (loss), net of tax	86,853	(54,578)	16,340

Comprehensive income (loss)	$562,520	$103,483	$(30,304)

Income (loss) before cumulative effect of a change in accounting principle per common share, basic	$1.24	$0.40	$(0.28)
Cumulative effect of a change in accounting principle per common share, basic	(0.08)	0.02	—

Net income (loss) per common share, basic	$1.16	$0.42	$(0.28)

Income (loss) before cumulative effect of a change in accounting principle per common share, diluted	$1.23	$0.39	$(0.28)
Cumulative effect of a change in accounting principle per common share, diluted	(0.08)	0.02	—

Net income (loss) per common share, diluted	$1.15	$0.41	$(0.28)

Basic weighted-average common shares outstanding	410,600	370,940	195,059

Diluted weighted-average common shares outstanding	413,723	372,975	195,059

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2003	2002
	(in thousands, except shares and per share)
ASSETS
Cash and cash equivalents	$1,314,022	$401,683
Marketable securities	144,711	13,188
Accounts receivable	90,686	82,310
Inventories	225,719	169,324
Stockpiles and ore on leach pads	248,625	328,993
Deferred stripping costs	60,086	32,085
Deferred income tax assets	73,665	51,451
Newmont Australia infrastructure bonds	127,674	—
Other current assets	75,280	34,222

Current assets	2,360,468	1,113,256
Property, plant and mine development, net	2,347,984	2,287,030
Mineral interests and other intangible assets, net	1,379,101	1,415,348
Investments	733,977	1,199,583
Deferred stripping costs	30,293	23,302
Long-term stockpiles and ore on leach pads	305,810	199,761
Deferred income tax assets	752,407	761,428
Other long-term assets	97,576	123,112
Goodwill	3,042,557	3,024,576

Total assets	$11,050,173	$10,147,396

LIABILITIES
Current portion of long-term debt	$190,866	$115,322
Accounts payable	163,164	105,277
Deferred income tax liabilities	18,182	28,469
Derivative instruments	6,074	74,999
Employee related benefits	135,323	114,622
Other current liabilities	320,411	247,652

Current liabilities	834,020	686,341
Long-term debt	886,633	1,701,282
Reclamation and remediation liabilities	362,283	288,536
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	7,088	388,659
Deferred income tax liabilities	633,135	656,452
Employee related benefits	203,217	234,103
Other long-term liabilities	338,503	364,376

Total liabilities	3,318,720	4,373,590

Commitments and contingencies (Note 27)
Minority interest in subsidiaries	346,518	354,558

STOCKHOLDERS’ EQUITY
Preferred stock—$5.00 par value; Authorized—5.0 million shares at each period end, respectively Issued and outstanding––none	—	—
Common stock—$1.60 par value; Authorized—750 million shares at each period end, respectively Issued and outstanding—
Common: 398.7 million and 353.2 million shares issued, less 105 thousand and 9 thousand treasury shares, respectively	638,046	565,019
Exchangeable: 55.9 million shares issued, less 12.7 million and 7 million redeemed shares, respectively
Additional paid-in capital	6,423,278	5,038,468
Accumulated other comprehensive income (loss)	22,827	(64,026)
Retained earnings (deficit)	300,784	(120,213)

Total stockholders’ equity	7,384,935	5,419,248

Total liabilities and stockholders’ equity	$11,050,173	$10,147,396

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Amount	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)
		Shares	Amount
	(in thousands)
Balance at December 31, 2000	$11,500	195,056	$312,107	$1,463,318	$(25,788)	$(220,417)
Shares issued under retirement savings plans	—	401	640	6,918	—	—
Shares issued under stock compensation plans	—	708	1,134	11,630	—	—
Net loss	—	—	—	—	—	(46,644)
Common stock dividends	—	—	—	(23,497)	—	—
Preferred stock dividends	—	—	—	—	—	(7,475)
Unrealized gain on marketable equity securities	—	—	—	—	18,290	—
Foreign currency translation adjustments	—	—	—	—	(3,241)	—
Minimum pension liability adjustments	—	—	—	—	453	—
Cumulative effect of change in accounting method for derivative instruments	—	—	—	—	1,703	—
Changes in fair value of cash flow hedge instruments	—	—	—	—	(865)	—

Balance at December 31, 2001	11,500	196,165	313,881	1,458,369	(9,448)	(274,536)
Redemption of convertible preferred stock	(11,500)	4,413	7,060	6,306	—	—
Shares issued under retirement savings plans	—	291	465	7,132	—	—
Shares issued under stock compensation plans	—	4,117	6,522	64,032	—	—
Common shares issued for acquisitions	—	141,166	225,867	2,456,630	—	—
Exchangeable shares issued for acquisitions	—	55,874	—	1,061,730	—	—
Options and warrants assumed for acquisitions	—	—	—	43,606	—	—
Shares issued in exchange for exchangeable shares	—	—	11,224	(11,224)	—	—
Net income	—	—	—	—	—	158,061
Common stock dividends	—	—	—	(48,113)	—	—
Preferred stock dividends	—	—	—	—	—	(3,738)
Unrealized loss on marketable equity securities	—	—	—	—	(12,824)	—
Foreign currency translation adjustments	—	—	—	—	3,622	—
Minimum pension liability adjustments	—	—	—	—	(28,655)	—
Changes in fair value of cash flow hedge instruments	—	—	—	—	(16,721)	—

Balance at December 31, 2002	—	402,026	565,019	5,038,468	(64,026)	(120,213)

Shares issued under retirement savings plans	—	241	386	7,809	—	—
Shares issued under stock compensation plans	—	4,094	6,829	115,893	—	—
Shares issued for the exercise of Class B warrants	—	5,253	8,405	165,192	—	—
Common shares issued for acquisitions	—	5,238	8,380	126,583	—	—
Shares issued in exchange for exchangeable shares	—	—	9,027	(9,027)	—	—
Equity offering	—	25,000	40,000	987,442	—	—
Net income	—	—	—	—	—	475,667
Common stock dividends	—	—	—	(16,089)	—	(54,670)
Dilution of AMC ownership (Note 10)	—	—	—	7,007	—	—
Unrealized loss on marketable equity securities	—	—	—	—	(5,044)	—
Foreign currency translation adjustments	—	—	—	—	23,183	—
Minimum pension liability adjustments	—	—	—	—	350	—
Change in fair value of cash flow hedge instruments	—	—	—	—	68,364	—

Balance at December 31, 2003	$—	441,852	$638,046	$6,423,278	$22,827	$300,784

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Operating activities:
Net income (loss)	$475,667	$158,061	$(46,644)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	564,481	505,598	301,563
Accretion of accumulated reclamation obligations	22,610	—	—
Amortization of deferred stripping costs, net	(36,497)	37,195	37,410
Deferred income taxes	(36,183)	(100,290)	(91,487)
Foreign currency exchange (gain) loss	(75,670)	1,259	5,088
Minority interest, net of dividends	27,228	68,598	60,029
Equity loss (income) and impairment of affiliates, net of dividends	42,467	(35,595)	(22,275)
Write-down of inventories, stockpiles and ore on leach pads	24,945	44,439	25,105
Write-down of long-lived assets	35,260	3,652	32,711
Cumulative effect of change in accounting principle, net	34,533	(7,701)	—
Gain on investments, net	(83,166)	(47,086)	—
(Gain) loss on derivative instruments, net	(22,876)	39,805	(1,797)
Gain on extinguishment of NYOL bonds, net	(114,031)	—	—
Gain on extinguishment of NYOL derivative liability, net	(106,506)	—	—
Loss on extinguishment of debt	33,832	—	—
Loss on guarantee of QMC debt	30,000	—	—
Noncash merger and restructuring expenses	—	—	14,667
Gain on asset sales and other	(24,473)	(10,104)	(5,402)
(Increase) decrease in operating assets:
Accounts receivable	3,775	24,867	5,278
Inventories, stockpiles and ore on leach pads	(72,828)	(9,546)	35,547
Other assets	(5,052)	52,383	16,128
Increase (decrease) in operating liabilities:
Accounts payable and other current accrued liabilities	23,286	(12,216)	(15,099)
Derivative instruments	(16,318)	(33,202)	—
Early settlement of derivative instruments classified as cash flow hedges	(120,993)	(11,857)	—
Other liabilities	(14,739)	2,048	18,848

Net cash provided by operating activities	588,752	670,308	369,670

Investing activities:
Additions to property, plant and mine development	(501,400)	(300,057)	(389,964)
Receipts from (advances to) joint ventures and affiliates, net	39,321	(24,750)	(209)
Proceeds from sale of investments	232,190	500,103	—
Proceeds from the sale of TVX Newmont Americas	180,000	—	—
Proceeds from settlement of cross currency swaps	—	50,816	—
Early settlement of ineffective derivative instruments	(55,339)	(21,056)	—
Investments in affiliates	(70,072)	—	—
Cash consideration for acquisition of Newmont NFM minority interest	(11,195)	—	—
Cash consideration for Normandy shares	—	(461,717)	—
Cash received from acquisitions, net of transaction costs	—	371,417	—
Investments in marketable equity securities and other	(15,283)	(2,646)	5,146

Net cash (used in) provided by investing activities	(201,778)	112,110	(385,027)

Financing activities:
Proceeds from debt	492,841	493,371	1,021,650
Repayments of debt	(1,162,167)	(1,040,807)	(951,644)
Dividends paid on common and preferred stock	(70,759)	(49,982)	(30,972)
Decrease in restricted cash	—	—	40,000
Proceeds from stock issuances, net of issuance costs	1,286,751	67,346	7,516
Other	—	(3)	(1,464)

Net cash provided by (used in) financing activities	546,666	(530,075)	85,086

Effect of exchange rate changes on cash	(21,301)	(91)	2,144

Net change in cash and cash equivalents	912,339	252,252	71,873
Cash and cash equivalents at beginning of year	401,683	149,431	77,558

Cash and cash equivalents at end of year	$1,314,022	$401,683	$149,431

See Note 25 for supplemental cash flow information.

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont” or the “Company”) predominantly operate in a single industry, engaged in worldwide gold production, exploration for gold and acquisition of gold properties. Newmont also has base metal operations engaged in copper and zinc production and merchant banking operations. These Consolidated Financial Statements give effect to the acquisitions discussed below.

On February 13, 2002, Newmont stockholders approved adoption of an Agreement and Plan of Merger that provided for a restructuring of Newmont to facilitate the February 2002 acquisitions (see Note 3) and to create a flexible corporate structure. Newmont merged with an indirect, wholly-owned subsidiary that resulted in Newmont (or “Old Newmont”) becoming a direct, wholly-owned subsidiary of a newly formed holding company. The new holding company, previously a direct, wholly-owned subsidiary of Old Newmont, was renamed Newmont Mining Corporation. There was no impact to the Consolidated Financial Statements of Newmont as a result of this restructuring and former stockholders of Old Newmont became stockholders of the new holding company. Old Newmont was subsequently renamed Newmont USA Limited.

The Company’s sales result from operations in the United States, Australia, Peru, Indonesia, Canada, Uzbekistan, Turkey, Bolivia, New Zealand and Mexico. Gold mining requires the use of specialized facilities and technology. The Company relies heavily on such facilities and technology to maintain its production levels. Also, the cash flow and profitability of the Company’s current operations are significantly affected by the market price of gold and copper. These commodity prices can fluctuate widely and are affected by numerous factors beyond the Company’s control.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Newmont Mining Corporation and its more-than-50%-owned subsidiaries that it controls. The Company also includes its pro-rata share of assets, liabilities and operations for unincorporated joint ventures in which it has an interest. All significant intercompany balances

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and transactions have been eliminated. The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar. The results of operations of Normandy Mining Limited and Franco-Nevada Mining Corporation Limited have been included in the accompanying Consolidated Financial Statements from February 16, 2002 forward (see Note 3).

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in United States Treasury bills and high-quality commercial paper. At December 31, 2003, the Company included restricted cash of $16.7 million and $7.2 million in Other current assets and Other long-term assets, respectively. At December 31, 2002, the Company included restricted cash of $17.0 million in Other current assets. Restricted cash balances primarily relate to project financings for Yanacocha (see Note 13, Project Financings).

Investments

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates market, and include Euro, government and corporate obligations rated AA or higher. The Company had no investments classified as held-to-maturity at December 31, 2003 or 2002, respectively.

Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities. Securities classified as available for sale are marked to market at each period end. Changes in value on such securities are recorded, net of tax, as a component of Other comprehensive income (loss), net of tax. If declines in value are deemed other than temporary, losses are reflected in Net income (loss).

Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control, are accounted for by the equity method and are included in long-term assets. The Company periodically reviews its equity method investments to determine whether a decline in fair value below the carrying amount is other than temporary. In making this determination, the Company considers a number of factors related to the financial condition and prospects of the investee including (i) a decline in the stock price or valuation of the equity investee for an extended period of time, (ii) an inability to recover the carrying amount of the investment or inability of the equity investee to sustain an earnings capacity which would justify the carrying amount of the investment, and (iii) the period of time over which the Company intends to hold the investment. If the decline in fair value is deemed to be other than temporary, the carrying value is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment, based on future cash flows of the equity investee and other relevant factors. The Company’s assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. The Company’s share of the Other comprehensive income (loss), net of tax of its equity method investees is included in the Company’s consolidated Other comprehensive income (loss), net of tax. Additional information concerning the Company’s equity method investments is included in Note 10.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockpiles, Ore on Leach Pads and Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. Stockpiles, ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on prevailing and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads and inventories resulting from net realizable value impairments are reported as a component of Costs applicable to sales. The current portion of stockpiles, ore on leach pads and inventories is determined based on the expected amounts to be processed within the next twelve months. Stockpiles, ore on leach pads and inventories not expected to be processed within the next twelve months are classified as long-term. The major classifications are as follows:

Stockpiles

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons (via truck counts and/or in-pit surveys of the ore before stockpiling) added and removed from the stockpile, the number of contained ounces (based on assay data) and the recovery percentage (based on the process for which the ore is destined). Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on the current mining cost per ton and removed at the average cost per recoverable ounce of gold in the stockpile.

Ore on Leach Pads

The recovery of gold from certain oxide ores is efficiently achieved through the heap leaching process. Under this method, ore is placed on leach pads where it is permeated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution, which is in in-process inventory, is further processed in a plant where the gold is recovered. For accounting purposes, costs are added to leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from the leach pad as ounces are recovered in circuit at the leach plant based on the average cost per recoverable ounce of gold on the leach pad.

The engineering estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on the leach process and ore type). In general, the leach pad production cycles project recoveries of approximately 50% to 95% of the placed recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and the engineering estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. At December 31, 2003 and 2002, the weighted-average cost per recoverable ounce of gold on leach pads was $136 and $135 per ounce (unaudited), respectively. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a pad will not be known until the leaching process is concluded. Based on current

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mine plans, the Company expects to place the last ton of ore on its current leach pads at dates ranging from 2005 to 2019 (unaudited). Including the estimated time required for residual leaching, rinsing and reclamation activities, the Company expects that its leaching operations will terminate within approximately nine years (unaudited) following the date that the last ton of ore is placed on the leach pad.

The current portion of ore on leach pads is determined based on engineering estimates of the quantities of gold at the balance sheet date that are expected to be recovered during the next twelve months.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific mining operation, but include mill in-circuit, leach in-circuit, flotation and column cells, and carbon in-pulp inventories. In-process material is measured based on assays of the material fed into process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed to process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

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

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Property, Plant and Mine Development

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

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

Ongoing development expenditures to maintain production are charged to operations as incurred. Repair and maintenance costs incurred in connection with major maintenance activities are charged to operations as incurred.

During the third quarter of 2002, Newmont changed its accounting policy, retroactive to January 1, 2002, with respect to Depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. Previously, the Company had included these costs and associated reserves in its DD&A calculations at certain of its underground mining operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are depreciated, depleted or amortized over the reserves associated with the specific ore area. These changes were made to better match DD&A with the associated ounces of gold sold and to remove the inherent uncertainty in estimating future development costs in arriving at DD&A rates (see Note 24).

Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

The Company accounts for computer software costs in accordance with FASB Statement of Position 98-1 (“SOP 98-1”) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal use software is defined as software that is acquired, internally developed or modified solely to meet the Company’s needs and for which no substantive plan exists or is being developed to market the software externally. SOP 98-1 also defines which costs incurred should be capitalized or expensed based on the stage of the project and requires impairment testing (see discussion below regarding asset impairment). For more information see Note 8.

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

Mineral Interests

Intangible assets related to mineral interests represent mineral use rights for parcels of land not owned by the Company. The Company’s intangible assets represent mineral use rights related to production, development or exploration stage properties, and the value of such intangible assets is primarily driven by the nature and amount of mineralized material believed to be contained, or potentially contained, in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material consisting of (i) other mineralized material such as inferred material within pits; measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves; and inferred material in close proximity to proven and probable reserves; (ii) around-mine exploration potential such as inferred material not immediately adjacent to existing reserves and mineralization

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

but located within the immediate mine infrastructure; (iii) other mine-related exploration potential that is not part of measured, indicated or inferred material and is comprised mainly of material outside of the immediate mine area; or (iv) greenfields exploration potential that is not associated with any other production, development or exploration stage property, as described above. The Company’s mineral use rights generally are enforceable regardless of whether proven and probable reserves have been established. In certain limited situations, the nature of a use right changes from an exploration right to a mining right upon the establishment of proven and probable reserves. The Company has the ability and intent to renew mineral use rights where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

Royalty Interests

Newmont’s royalty interests are generally in the form of a net smelter return (“NSR”) royalty, which provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production from parcels of land not owned by the Company, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case, from a particular mining operation not owned by the Company. The majority of NSR royalty revenue and NPI revenue can be received in kind (generally in the form of gold bullion) at the option of Newmont. As detailed further in Note 9, the Company owns royalty interests in production, development and exploration stage properties.

Amortization

Intangible assets associated with production stage mineral and royalty interests are amortized over the life-of-mine using the UOP method in order to match the amortization with the expected underlying future cash flows. Intangible assets associated with development stage mineral and royalty interests are not amortized until such time as the underlying property is converted to the production stage. With respect to intangible assets associated with exploration stage mineral interests, (i) the excess of the carrying value over the residual value of intangible assets related to other mineralized material, around-mine exploration potential and other mine-related exploration potential is amortized on a straight-line basis over the period that the Company expects to convert, develop or further explore the underlying properties (which period is generally equal to the applicable life-of-mine); and (ii) the excess of the carrying value over the residual value of intangible assets related to greenfields exploration potential is amortized on a straight-line basis over the period in which Newmont expects to complete its exploration process. Intangible assets associated with exploration stage royalty interests are amortized on a straight-line basis over a ten-year life that is intended to represent the estimated weighted-average period that the underlying properties will be converted, developed or further explored.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For additional disclosures, see Note 9.

Asset Impairment

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production and capital, all based on detailed engineering life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold and other commodities that will be obtained from proven and probable reserves and all related exploration stage mineral interests (except for other mine-related exploration potential and greenfields exploration potential discussed separately below) after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such related exploration stage mineral interests will be risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. With the exception of other mine-related exploration potential and greenfields exploration potential, all assets at an operating segment are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and greenfields exploration potential, cash flows and fair values are individually evaluated based primarily on recent exploration results and recent transactions involving sales of similar properties. Assumptions underlying future cash flow estimates are subject to risks and uncertainties.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Newmont recognizes revenue from a sale when the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Revenues from silver and other by-product sales are credited to Costs applicable to sales as a by-product credit. Royalty revenue received in kind (generally in the form of gold bullion) is recognized based on the fair value on the date that title is transferred to the Company.

Deferred Stripping Costs

In general, mining costs are charged to Costs applicable to sales as incurred. However, at open pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a UOP basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there could be greater volatility in the Company’s period-to-period results of operations.

At the Company’s gold mining operations, deferred stripping costs are charged to Costs applicable to sales as gold is produced and sold using the UOP method based on estimated recoverable ounces of proven and probable gold reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold is produced (see Note 31). The application of the deferred stripping accounting method generally results in an asset on the Consolidated Balance Sheets (Deferred stripping costs), although a liability will arise if the actual stripping ratio incurred to date is less than the expected waste-to-ore ratio over the life of the mine.

The average remaining life of the open pit mine operations where the Company defers mining costs is between five and six years, which represents the average time period over which the deferred stripping costs will be amortized. The amortization of deferred stripping costs is reflected in the income statement over the remaining life of the open pit mine operations so that no unamortized balance remains at mine closure. Cash flows from the Company’s individual mining operations are reviewed regularly, and at least annually, for the purpose of assessing whether any write-downs to the deferred stripping cost balances are required.

Newmont has classified these costs as Deferred stripping costs on the Consolidated Balance Sheets. Total deferred stripping costs as of December 31, 2003 and 2002 were $90.4 million and $55.4 million, respectively, including current portions of $60.1 million and $32.1 million, respectively. Additions to deferred stripping costs are included as a component of Amortization of deferred stripping costs, net in Operating activities in the Statements of Consolidated Cash Flows. Net additions (subtractions) to deferred stripping costs for the years ended as of December 31, 2003, 2002 and 2001 were $36.5 million, $(37.2) million and $(37.4) million, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations)

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adopted January 1, 2003, when the Company recorded the estimated present value of reclamation liabilities and increased the carrying amount of the related asset, which resulted in a net expense for the cumulative effect of a change in accounting principle of $34.5 million (see Note 14). The reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves. Future remediation costs for inactive mines were accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines were reflected in earnings in the period an estimate was revised.

Income and Mining Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates a net deferred income tax liability or net deferred income tax asset for the Company as of the end of the year, as measured by the statutory tax rates in effect as enacted. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year. Mining taxes represent Canadian provincial taxes levied on mining operations and are classified as income taxes, as such taxes are based on a percentage of mining profits. With respect to the earnings that the Company derives from the operations of its consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of these consolidated companies.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Stockholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in Dividends, interest income, foreign currency exchange and other income. References to “A$” refers to Australian currency, “CDN$” to Canadian currency, “CHF” to Swiss currency, “NZD$” to New Zealand currency and “$” or “U.S.$” to United States currency.

Sales Contracts, Commodity and Derivative Instruments

Derivative contracts qualifying as normal purchases and sales are accounted for under deferral accounting. Gains and losses arising from a change in the fair value of a contract before the contract’s designated delivery

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date are not recorded, and the contract price is recognized in Sales following settlement of the contract by physical delivery of production to the counterparty at contract maturity.

The fair values of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from the sale of production or outflows related to by-product credits or production costs (the “effective portion”), changes in fair value are deferred in Accumulated other comprehensive income (loss) (“OCI”). Amounts deferred in OCI are reclassified to Sales or to Costs applicable to sales, as applicable, when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Gain (loss) on derivative instruments, net in each period.

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the accumulated OCI at the settlement date is deferred and reclassified to Sales when the originally designated hedged transaction occurs.

The fair values of derivative contracts qualifying as fair value hedges are reflected as assets or liabilities in the balance sheet. Changes in fair value are recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged asset or liability in income. Changes in the mark-to-market value of the effective portion of interest rate swaps utilized by the Company to reduce interest rate risks are recognized as a component of Interest, net of capitalized interest.

The fair value of all derivative contracts that do not qualify as hedges are reflected as assets or liabilities, with the change in fair value recorded in Gain (loss) on derivative instruments, net, except for changes in fair value of foreign currency exchange contracts, which are recorded in Dividends, interest income, foreign currency exchange and other income.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative instrument’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either Other comprehensive income (loss), net of tax or Net income (loss), depending on the nature of the instrument. The Company made no substantive changes to its risk management strategy as a result of adopting SFAS No. 133. Derivative instrument documentation policies were revised as necessary to comply with the new standard.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Expense

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

	Year Ended December 31,
	2003	2002	2001
Net income (loss) applicable to common shares:
As reported	$475.7	$154.3	$(54.1)
SFAS 123 expense	(15.3)	(9.8)	(1.5)

Pro forma	$460.4	$144.5	$(55.6)

Net income (loss) per common share, basic
As reported	$1.16	$0.42	$(0.28)
SFAS 123 expense	(0.04)	(0.03)	0.00

Pro forma	$1.12	$0.39	$(0.28)

Net income (loss) per common share, diluted
As reported	$1.15	$0.41	$(0.28)
SFAS 123 expense	(0.04)	(0.03)	0.00

Pro forma	$1.11	$0.38	$(0.28)

For purposes of determining the pro forma amounts, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2003, 2002 and 2001, respectively: weighted-average risk-free interest rates of 3.7%, 3.4% and 4.9%; dividend yields of 0.5%, 0.5% and 0.6%; expected lives of seven years, eight years and nine years; and volatility of 44%, 51% and 49%.

Compensation costs included in the pro forma amounts reflect only fair values of options granted after January 1, 1995. These amounts may not be indicative of actual results had the Company used fair-value-based accounting for stock options.

Earnings (Loss) Per Common Share

Basic and diluted earnings or (loss) per share are presented for Net income (loss) and, if applicable, for Income (loss) before the cumulative effect of a change in accounting principle. Basic earnings or (loss) per share is computed by dividing Net income (loss) by the weighted-average number of outstanding common shares for the period, including the Newmont exchangeable shares (see Note 17). Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted earnings per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

In addition to Net income (loss), Comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, foreign currency translation adjustments, the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges and cumulative unrecognized changes in fair value of marketable securities available-for-sale or other investments, except those resulting from investments by and distributions to owners.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46 defines such entities as variable interest entities (“VIEs”). A FASB Staff Position issued in October 2003 deferred the effective date of FIN 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met. Subsequently, during December 2003, the FASB issued FIN 46R which replaces the original interpretation. Application of this revised interpretation is required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004.

As of December 31, 2003, Newmont had an interest in an entity considered to be a special-purpose entity, QMC Finance Pty Ltd. (“QMC”). Newmont has not consolidated QMC, however, as Newmont is not the primary beneficiary of QMC as defined by FIN 46R. For a complete discussion regarding Newmont’s interest in and activities with QMC, see Note 10.

Newmont has evaluated the impact FIN 46R will have on its financial statements for any other VIE in which the Company has an interest that is not considered to be a special-purpose entity and that was created before December 31, 2003. Newmont has identified the Batu Hijau operation as a VIE because of certain capital structures and contractual relationships. Newmont has also determined that it is the primary beneficiary of the Batu Hijau operation. Therefore, Newmont expects to consolidate Batu Hijau effective January 1, 2004. For a complete discussion regarding Newmont’s interest in and activities with Batu Hijau, see Note 10.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. SFAS 149 did not have any impact on the Company’s financial position or results of operations at December 31, 2003, or for the year then ended.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” providing guidance regarding classification of freestanding financial instruments as liabilities (or assets in some circumstances). SFAS 150 was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003, and was to be applied prospectively. However, on October 29, 2003, the FASB decided to defer the provisions of paragraphs nine and ten of SFAS 150 as they apply to

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mandatorily redeemable noncontrolling interests. These provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on the parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity Project or Phase II of the FASB’s Business Combinations Project. The FASB also decided to (i) preclude any “early” adoption of the provisions of paragraphs nine and ten for these non-controlling interests during the deferral period; and (ii) require the restatement of any financial statements that have been issued where these provisions were applied to mandatorily redeemable noncontrolling interests. SFAS 150 is not expected to have any impact on the Company’s financial position or results of operations.

During December 2003, the FASB issued SFAS No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revised statement, which expands required disclosures, is effective for fiscal years ending after December 15, 2003 with the exception of estimated future benefit payments disclosure, which is effective for fiscal years ending after June 15, 2004. Newmont adopted this statement as of December 31, 2003, and has included the appropriate disclosures in its financial statements at December 31, 2003 (see Note 20).

The Emerging Issues Task Force (“EITF”) formed a committee to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues to be discussed also include whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. The Company believes that its accounting for its mineral interests conveyed by leases is in accordance with generally accepted accounting principles. However, the Company cannot predict whether the deliberations of the EITF will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from the Company’s current practices.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2003 presentation.

NOTE 3    ACQUISITIONS AND MERGERS

Turquoise Ridge

In December 2003, Newmont formed a joint venture with a subsidiary of Placer Dome Inc. (“Placer Dome”) under which Newmont acquired a 25% interest in the Turquoise Ridge and Getchell mines, in return for providing up to 2,000 tons per day of milling capacity at Newmont’s Twin Creeks facility in Nevada and the extinguishment of the 2% Net Smelter Return royalty payable by Placer Dome as it relates to the joint venture’s property. Placer Dome operates the joint venture. The carrying amount of the extinguished royalty was approximately $8.2 million at the date of closing.

Newmont NFM Limited Scheme of Arrangement

On April 2, 2003, the shareholders of Normandy NFM Limited (an Australian corporation trading at that time as “Newmont NFM” on the Australian Stock Exchange or “ASX”) voted to approve a proposed scheme of arrangement under which Newmont NFM would become an indirect, wholly-owned subsidiary of Newmont Mining Corporation, through the acquisition of the remaining minority interest of Newmont NFM. Under the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the scheme, Newmont NFM shareholders could elect to receive 4.40 ASX listed Newmont Mining Corporation CHESS Depositary Interests (“CDIs”), with each CDI equivalent to 0.1 Newmont Mining Corporation share of common stock. As an alternative to receiving Newmont Mining Corporation CDIs, shareholders could sell their Newmont NFM shares back to Newmont NFM under a concurrent buy-back offer of A$16.50 per Newmont NFM share. On April 29, 2003, Newmont Mining Corporation issued 4,437,506 shares of common stock to the CHESS Depository Nominees Pty Ltd, and in turn, 44,375,060 CDIs were issued to former Newmont NFM shareholders. The market value of the newly issued Newmont Mining Corporation shares was approximately $105 million, based on the average quoted value of the shares of common stock of $23.58 two days before and after November 28, 2002, the date the terms of the transaction were agreed upon and announced. The market value of the issued equity securities, together with the cash consideration paid to those shareholders who elected to accept the buy-back offer of approximately $10 million (including transaction costs), resulted in a total purchase price of approximately $115 million. The transaction was accounted for as a purchase of minority interest in accordance with SFAS No. 141 in the second quarter of 2003. Newmont NFM was delisted from the ASX in April 2003. Newmont performed a purchase price allocation that gave rise to goodwill of $93.3 million arising from the acquired interest.

Normandy and Franco-Nevada

On February 16, 2002, pursuant to a Canadian Plan of Arrangement, Newmont acquired 100% of Franco-Nevada Mining Corporation Limited (“Franco-Nevada”) in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock, or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common shares), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to Newmont common shares. On February 20, 2002, Newmont obtained control of Normandy Mining Limited (“Normandy”) through a tender offer for all of the ordinary shares of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received an irrevocable tender from shareholders for more than 50% of the outstanding shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying Consolidated Financial Statements from February 16, 2002 forward. On February 26, 2002, when the tender offer for Normandy expired, Newmont controlled more than 96% of Normandy’s outstanding shares. Newmont exercised its rights to acquire the remaining shares of Normandy in April 2002. Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depository receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia.

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

The purchase price for these acquisitions totaled $4.3 billion, comprised of 197.0 million Newmont shares (or share equivalents), $461.7 million in cash and approximately $90.3 million of direct costs. The value of Newmont shares (or share equivalents) was $19.01 per share based on the average market price of the shares over the two-day period before and after January 2, 2002, the last trading day before the final and revised terms for the Normandy and Franco-Nevada acquisitions were announced.

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

The acquisitions were accounted for using the purchase method of accounting whereby identifiable assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill. In accordance with SFAS No. 142, goodwill was assigned to specific reporting units. The acquisitions resulted in approximately $3.0 billion of goodwill, primarily related to the merchant banking business, Normandy’s exploration programs and expertise, and expected synergies. In conjunction with the preparation of the Consolidated Financial Statements for 2002, the Company finalized the purchase price allocation for the Normandy and Franco-Nevada acquisitions.

The following reflects the final purchase price allocation for the acquisition of 100% of Normandy (in millions, except per share data):

Shares of Newmont common stock issued to Normandy stockholders, including shares attributable to Franco-Nevada’s 19.8% investment in Normandy	86.5
Value of Newmont stock per share	$19.01

Fair value of Newmont common stock issued	$1,644.2
Plus—Cash consideration of A$0.50 per share	461.7
Plus—Fair value of Normandy stock options cancelled by Newmont	5.9
Plus—Estimated direct acquisition costs incurred by Newmont	61.3

Total Purchase Price	$2,173.1
Plus—Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrued acquisition costs and settlement of stock options	191.6
Long-term debt, including current portion	913.7
Derivative instrument liabilities	422.8
Deferred tax liabilities	400.6
Other long-term liabilities	373.7
Minority interests acquired	33.8
Less—Fair value of assets acquired by Newmont:
Current assets	(350.0)
Property, plant and equipment	(493.1)
Intangible assets
Production stage mineral interests	(340.4)
Development stage mineral interests	(92.8)
Exploration stage mineral interests	(589.3)
Other intangible assets	(12.9)
Equity investments in mining operations	(222.1)
Deferred tax assets	(308.5)
Other long-term assets	(205.9)

Residual purchase price allocated to goodwill	$1,894.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following reflects the final purchase price allocation for the acquisition of 100% of Franco-Nevada (in millions, except per share data):

Shares of Newmont common stock (or equivalents) issued to Franco-Nevada stockholders, excluding shares attributable to Franco-Nevada’s 19.8% investment in Normandy	110.5
Value of Newmont stock per share	$19.01

Fair value of Newmont common stock issued	$2,101.6
Plus—Fair value of Franco-Nevada options assumed by Newmont	30.3
Plus—Fair value of Franco-Nevada warrants assumed by Newmont	13.3
Plus—Estimated direct acquisition costs incurred by Newmont	29.0

Total Purchase Price	$2,174.2
Plus—Fair value of liabilities assumed by Newmont:
Current liabilities, excluding accrual of acquisition costs	16.5
Deferred tax liability	101.3
Other liabilities	121.4
Less—Fair value of assets acquired by Newmont:
Current assets	(704.3)
Intangible mining royalty interests	(351.4)
Investments in affiliated companies and other (excluding the 19.8% interest in Normandy)	(227.4)

Residual purchase price allocated to goodwill	$1,130.3

The purchase price allocation was completed based upon independent appraisals performed by Behre Dolbear and Company, Inc., a mineral industry consulting firm (“Behre Dolbear”), and the acquired assets and assumed liabilities of Normandy and Franco-Nevada were recorded at fair market value.

Normandy

Significant elements of the final Normandy allocation are as follows: (i) property, plant and equipment was adjusted to estimated fair value based on the replacement cost of land, buildings and equipment; (ii) intangible assets associated with mineral and royalty interests were adjusted to fair value based on estimated future cash flows or recent transactions involving sales of similar properties, depending on the nature of the underlying property, as further described below; and (iii) other long-term liabilities were adjusted to the fair value of reclamation and remediation liabilities.

With the exception of intangible assets associated with interests in certain exploration stage properties that are characterized as having other mine-related exploration potential and greenfields exploration potential, intangible assets associated with mineral and royalty interests were valued based on future estimated discounted cash flows. Such estimated future cash flows were based on the estimated quantities to be produced at each site, the estimated costs, timing and capital expenditures associated with such production, discount rates that were risk adjusted based on site and country specific risk factors, and the Company’s long-term expectations of commodity prices (including an expectation at the time of the acquisitions that a long-term price of $300 would be realized for each ounce of gold produced) and foreign currency exchange rates at the date of acquisition. The estimated quantities to be produced from applicable categories of exploration stage mineral interests were risk adjusted based on the judgment of the Company and Behre Dolbear, taking into account experience, geology and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical conversion rates for each individual property. The interests in properties having other mine-related exploration potential and greenfields exploration potential were valued based on recent transactions involving sales of similar properties.

Franco-Nevada

Significant elements in the final Franco-Nevada allocation are as follows: (i) intangible assets associated with royalty interests were adjusted to estimated fair value based on the estimated discounted cash flows of the underlying royalties; and (ii) investments in affiliated companies were adjusted to fair value based on valuations performed by Behre Dolbear.

Newmont allocated the goodwill arising from the Normandy and Franco-Nevada acquisitions primarily to the merchant banking and exploration reporting units based on the valuations of those businesses and to specific mine site reporting units based on the mine-specific synergies arising from the combination of Newmont, Normandy and Franco-Nevada that are expected to be realized in the future. The assignment of goodwill to the Merchant Banking Segment was based on the assumption that, following the acquisition, the Merchant Banking Segment would continue to earn long-term returns consistent with the historical returns on capital earned by Franco-Nevada during the eleven years prior to the acquisition. It was further assumed that the Merchant Banking Segment, which is led by former senior executives of Franco-Nevada, would seek to earn such returns from various transactions such as mergers, acquisitions, joint ventures, investments in royalty interests, the disposal of interests in mining projects and other investing and financing related transactions. The assignment of goodwill to the Exploration Segment was based on the assumption that, following the acquisition, the Exploration Segment would continue Normandy’s historical level of increasing proven and probable reserves through new discoveries by combining Normandy’s exploration culture, philosophy, expertise and methodologies with those of Newmont. The allocation of goodwill to anticipated synergies at the Company’s various mine site reporting units assumes such operational synergies will be realized. The Company does not currently anticipate goodwill related to these acquisitions will be deductible for tax purposes.

The carrying amount of goodwill by reporting unit as of December 31, 2003 and 2002 is summarized in the following table (in millions):

	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Purchase price allocation for Normandy and Franco-Nevada acquisitions	40.9	—	40.9	—	—	—
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at December 31, 2002	40.9	—	40.9	—	—	—

Purchase price allocation for Newmont NFM Scheme of Arrangement	—	—	—	—	—	—
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—	—	—
Reduction in pre-acquisition contingency accrual and other	—	—	—	—	—	—

Balance at December 31, 2003	$40.9	$—	$40.9	$—	$—	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pajingo	Other Australia	Total Australia	Zarafshan- Newmont	Other International Operations	Total Gold
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Purchase price allocation for Normandy and Franco-Nevada acquisitions	56.9	140.8	197.7	—	—	238.6
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

PBalance at December 31, 2002	56.9	140.8	197.7	—	—	238.6

Purchase price allocation for Newmont NFM Scheme of Arrangement	—	45.8	45.8	—	47.5	93.3
Reversal of valuation allowances for acquired deferred tax assets	—	(43.8)	(43.8)	—	—	(43.8)
Reduction in pre-acquisition contingency accrual and other	—	—	—	—	—	—

Balance at December 31, 2003	$56.9	$142.8	$199.7	$—	$47.5	$288.1

	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2002	$—	$—	$—	$—	$—
Purchase price allocation for Normandy and Franco-Nevada acquisitions	31.5	1,129.5	1,625.0	—	3,024.6
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at December, 2002	31.5	1,129.5	1,625.0	—	3,024.6

Purchase price allocation for Newmont NFM Scheme of Arrangement	—	—	—	—	93.3
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—	(43.8)
Reduction in pre-acquisition contingency accrual and other	—	—	(31.5)	—	(31.5)

Balance at December 31, 2003	$31.5	$1,129.5	$1,593.5	$—	$3,042.6

During the year ended December 31, 2003, the Company allocated $45.8 million and $47.5 million of goodwill arising from the Newmont NFM Scheme of Arrangement to the Tanami operations in the Other Australia Segment and the Martha operations in the Other International Operations Segment, respectively, based on synergies that were expected to be realized at each mine site reporting unit. The Company also reversed valuation allowances for deferred tax assets related to capital loss carry-forwards in Australia due to capital gains generated by the sale of its interest in TVX Newmont Americas, the loss of tax attributes from the extinguishment of NYOL bonds (Note 12), and tax benefits arising from the completion of the Newmont NFM Scheme of Arrangement. The valuation allowances were originally recorded as part of the purchase price allocation for the acquisitions of Normandy and Franco-Nevada and were therefore reversed against goodwill. In addition, during the year ended December 31, 2003, the Company revised its estimate for probable loss relating to a pre-acquisition tax contingency accrual that was originally recorded as part of the purchase price allocation for the acquisition of Normandy and Franco-Nevada.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma data reflect the consolidated results of operations of Newmont as if the acquisitions of Normandy and Franco-Nevada had taken place on January 1, 2002 and 2001, respectively (in millions, except per share data):

	Years Ended December 31,
	2002	2001
	(unaudited)
Revenues	$2,786.1	$2,621.2
Income (loss) applicable to common shares before cumulative effect of a change in accounting principle	$15.1	$(283.6)
Net income (loss) applicable to common shares	$22.8	$(283.6)
Basic and diluted income (loss) per common share before cumulative effect of a change in accounting principle	$0.04	$(0.72)
Basic and diluted income (loss) per common share	$0.06	$(0.72)
Basic weighted-average common shares outstanding	398.7	392.5
Diluted weighted-average common shares outstanding	400.6	392.5

On a pro forma basis during the years ended 2002 and 2001, the net income (loss) includes mark-to-market losses on derivative instruments totaling $202.4 million and $33.8 million, respectively, net of tax. The above pro forma amounts do not include the application of hedge accounting prior to the acquisition to significant portions of acquired derivative instruments as hedge accounting documentation was not in place during these periods. The net loss for the year ended December 31, 2001 includes $60.5 million of expenses, net of tax, associated with Newmont’s acquisition of Battle Mountain Gold Company (see Battle Mountain, below). The pro forma information is not indicative of the results of operations that would have occurred had the acquisitions been consummated on January 1, 2001 and 2002, respectively. The information is not indicative of the combined Company’s future results of operations.

Battle Mountain

On January 10, 2001, the Company completed an acquisition of Battle Mountain pursuant to an agreement and plan of acquisition, dated as of June 21, 2000, under which each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive 0.105 shares of common stock of Newmont, resulting in the issuance of approximately 24.1 million shares of common stock. The Company also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 convertible preferred stock. The acquisition of Battle Mountain was accounted for as a pooling of interests and, as such, the Consolidated Financial Statements include Battle Mountain’s financial data as if Battle Mountain had always been part of Newmont.

The Company incurred merger expenses totaling $35 million, of which $20 million related to investment advisory and professional fees and $15 million to employee benefit and severance costs. The majority of such expenses were charged to income in 2001.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4    GAIN ON INVESTMENTS, NET

Gains (losses) on investments for the years ended December 31, 2003 and 2002 were as follows:

	Years ended December 31,
	2003	2002
	(in thousands)
Loss on sale on marketable securities of Kinross	$(7,418)	$—
Gain on exchange of Echo Bay shares for Kinross marketable securities	84,337	––
Gain on sale of marketable securities of Lihir Gold	––	47,298
Gain (loss) on sale of other marketable securities	6,247	(212)

Gain on investments, net	$83,166	$47,086

There was no gain (loss) on investments during the year ended December 31, 2001.

Marketable Securities of Kinross Gold Corporation

On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and cash proceeds of $180 million for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net in the Statement of Consolidated Operations. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing approximately 66% of its investment in Kinross for total cash proceeds of $224.6 million and recorded a net loss of $7.4 million.

Newmont classified the remaining balance of its investment in Kinross as a short-term, available-for-sale marketable security at December 31, 2003. At that date, the fair value of the Kinross investment was $115.3 million. During the year ended December 31, 2003, a loss of $6.2 million, net of tax, was recorded in Other comprehensive income, net of tax for the change in market value of the investment.

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

Debt Securities

As part of the Franco-Nevada acquisition, the Company acquired significant investments in marketable debt securities. These debt securities were classified as available-for-sale and recorded at fair value of $402.6 million under purchase accounting. All such securities were sold immediately after the Franco-Nevada acquisition for net proceeds of $402.9 million, resulting in the recognition of a pre-tax gain of $0.3 million.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5    INVENTORIES

	At December 31,
	2003	2002
	(in thousands)
Current:
In-process	$64,038	$46,435
Precious metals	52,875	19,467
Materials, supplies and other	108,806	103,422

	$225,719	$169,324

The Company recorded aggregate write-downs of $15.2 million, $8.2 million and $8.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2003 primarily related to Golden Grove, Yanacocha, Minahasa, Zarafshan and Martha. Write-downs in 2002 and 2001 primarily related to Nevada and Minahasa.

Inventory write-downs are classified as components of Costs applicable to sales.

NOTE 6    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2003	2002
	(in thousands)
Current:
Stockpiles	$83,113	$104,997
Ore on leach pads	165,512	223,996

	$248,625	$328,993

Long-term:
Stockpiles	$177,524	$136,116
Ore on leach pads	128,286	63,645

	$305,810	$199,761

The Company recorded aggregate write-downs of $7.5 million, $33.1 million and $8.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, to reduce the carrying value of stockpiles to net realizable value. The Company also recorded aggregate write-downs of $2.2 million, $3.1 million and $8.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, to reduce the carrying value of ore on leach pads to net realizable value. Stockpile write-downs in 2003 primarily related to Tanami, Yandal and Martha. The 2002 stockpile write-downs primarily related to Nevada. Stockpile write-downs in 2001 primarily related to Nevada and Minahasa. Ore on leach pads write-downs in 2003 and 2002 related to Nevada. The 2001 ore on leach pads write-downs primarily related to Nevada, Yanacocha and Minahasa.

Stockpile and ore on leach pads write-downs are classified as components of Costs applicable to sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7    DEFERRED STRIPPING COSTS

Movements in the deferred stripping costs balance were as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Opening balance	$55,387	$91,631	$129,041
Additions	166,052	65,371	11,638
Amortization	(131,060)	(101,615)	(49,048)

Closing balance	$90,379	$55,387	$91,631

See Notes 2 and 31 for additional information concerning deferred stripping.

NOTE 8    PROPERTY, PLANT AND MINE DEVELOPMENT

		At December 31, 2003			At December 31, 2002
	Depreciable Life	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(in years)	(in thousands)
Land	—	$72,000	$—	$72,000	$71,521	$—	$71,521
Buildings and equipment	1–25	4,207,531	(2,659,685)	1,547,846	4,093,028	(2,371,017)	1,722,011
Mine development	1–25	1,242,383	(721,670)	520,713	1,005,166	(580,594)	424,572
Asset retirement cost	1–25	121,588	(85,295)	36,293	—	—	—
Construction-in-progress	—	171,132	—	171,132	68,926	—	68,926

Total		$5,814,634	$(3,466,650)	$2,347,984	$5,238,641	$(2,951,611)	$2,287,030

Leased assets included above in property, plant and mine development	3–5	$354,378	$(167,183)	$187,195	361,889	$(146,884)	$215,005

As of December 31, 2003 and 2002, Newmont had unamortized software costs of $28.1 million and $13.3 million, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company recorded $3.9 million, $2.8 million and $1.1 million, respectively, for amortization and write-downs, as applicable, of computer software costs.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9    MINERAL INTERESTS AND OTHER INTANGIBLE ASSETS

	At December 31, 2003			At December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Mineral Interests:
Production stage
Mineral interests	$793,813	$(363,933)	$429,880	$712,098	$(325,822)	$386,276
Royalties—net smelter returns	215,210	(31,347)	183,863	222,614	(12,751)	209,863
Royalties—net profit interest	18,583	(4,018)	14,565	17,340	(3,231)	14,109

	1,027,606	(399,298)	628,308	952,052	(341,804)	610,248

Development stage
Mineral interests	222,925	—	222,925	92,757	—	92,757
Royalties—net smelter returns	1,610	—	1,610	1,321	—	1,321
Royalties—net profit interest	7,214	(128)	7,086	5,921	(50)	5,871

	231,749	(128)	231,621	99,999	(50)	99,949

Exploration stage
Mineral interests	450,536	(17,283)	433,253	632,284	(8,449)	623,835
Royalties-net smelter returns	5,134	(935)	4,199	5,700	(314)	5,386

	455,670	(18,218)	437,452	637,984	(8,763)	629,221

Total mineral interests	1,715,025	(417,644)	1,297,381	1,690,035	(350,617)	1,339,418

Oil and Gas:
Producing property
Royalties—net refining returns	46,235	(10,366)	35,869	37,964	(3,842)	34,122
Working interest	22,454	(2,713)	19,741	18,430	(1,400)	17,030

	68,689	(13,079)	55,610	56,394	(5,242)	51,152

Non-producing property
Royalties—net refining returns	5,788	—	5,788	4,751	—	4,751
Working interest	8,695	—	8,695	7,090	—	7,090

	14,483	—	14,483	11,841	—	11,841
Total oil and gas	83,172	(13,079)	70,093	68,235	(5,242)	62,993

Other	12,279	(652)	11,627	12,937	—	12,937

Total	$1,810,476	$(431,375)	$1,379,101	$1,771,207	$(355,859)	$1,415,348

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s mineral interests and oil and gas interests intangible assets are subject to amortization. The amounts of residual values and the weighted-average amortization periods were as follows at December 31, 2003:

	Residual Values	Weighted-average Amortization Period (in years)
	(in thousands)
Mineral Interests:
Production stage
Mineral interests	$—	10
Royalties—net smelter returns	—	25
Royalties—net profit interest	—	11

		15

Development stage
Mineral interests	—	18	(1)
Royalties—net smelter returns	—	10
Royalties—net profit interest	—	10

		17

Exploration stage
Mineral interests	341,940	11
Royalties—net smelter returns	—	10

Total weighted-average amortization period		11

Oil and Gas:
Producing property
Royalties net refining returns	—	30
Working interest	—	12

		24

Non-producing property
Royalties net refining returns	—	12
Working interest	—	12

		12

Other	—	20

Total weighted-average amortization period	—	14

(1)	The Company’s developmental stage properties will be amortized using the units of production method once production has commenced.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amortization expense for the year ended December 31, 2003, 2002 and 2001 was $110.5 million, $150.1 million and $16.3 million, respectively. Based on the carrying value of the Company’s intangible assets at December 31, 2003, the estimated aggregate amortization expense for each of the next five years is as follows:

Year ended December 31,	Amount
(in thousands)
2004	$107,600
2005	108,900
2006	110,250
2007	117,200
2008	97,160

Ntotoroso

In December 2003, Newmont purchased Moydow Mines International Inc.’s 50% interest in the Ntotoroso property located on the Ahafo belt in Ghana. Total consideration included 800,000 Newmont common shares, a royalty of 2% on all recovered ounces of gold produced from Ntotoroso after the first 1.2 million gold ounces and the delivery for cancellation of 1,325,882 common shares of Moydow owned by Newmont. The transaction resulted in a total purchase price of $32.2 million, consisting primarily of Newmont common stock, based on the average quoted value of Newmont’s shares of $37.89 per share two days before and after August 25, 2003, the date the terms of the transaction were agreed upon and announced. The purchase price was allocated primarily to development and exploration stage mineral interests and deferred income taxes. The closing of the transaction gave Newmont 100% ownership of the Ahafo project.

NOTE 10    INVESTMENTS

Investments In Affiliates:

	At December 31, 2003	At December 31, 2002
	(in thousands)
Batu Hijau	$709,749	$653,806
TVX Newmont Americas	—	183,028
Echo Bay	—	210,643
Australian Magnesium Corporation	—	44,244
European Gold Refineries	11,907	—
AGR Matthey Joint Venture	12,321	11,213

	733,977	1,102,934

Other:
Newmont Australia infrastructure bonds—long-term (see Note 13)	—	96,649

	$733,977	$1,199,583

Newmont Australia infrastructure bonds—short-term (see Note 13)	$127,674	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Loss and Impairment of Australian Magnesium Corporation:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Australian Magnesium Corporation	$(119,485)	$(1,775)	$—

Equity Income of Affiliates:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Batu Hijau	$82,892	$42,119	$22,513
TVX Newmont Americas	810	9,737	—
Echo Bay	––	(380)	—
AGR Matthey Joint Venture	725	1,675	—

Total	$84,427	$53,151	$22,513

Batu Hijau

The Company and an affiliate of Sumitomo Corporation (“Sumitomo”) are partners with ownership interests of 56.25% and 43.75%, respectively, in the Nusa Tenggara Partnership (“NTP”), which holds 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the owner of the Batu Hijau copper/gold mine in Indonesia. Due to Sumitomo’s significant participating rights under the terms of the NTP partnership agreement, the Company uses the equity method to account for its investment in NTP. The remaining 20% interest in PTNNT is held by an unrelated Indonesian company, P.T. Pukuafu Indah (“PTPI”). PTNNT obtained rights to conduct mining operations under a Contract of Work with the government of Indonesia. The Batu Hijau mine began production in the fourth quarter of 1999, with a projected mine life in excess of 18 years and a development cost of approximately $1.83 billion.

To date, PTNNT has recorded cumulative losses. Therefore, NTP has recorded 100% (effective 56.25% Newmont share) of PTNNT’s income and losses. NTP loaned PTPI the funds required to purchase its original 20% interest in PTNNT. Under the PTPI loan agreement, PTPI has pledged 70% of its 20% share of future PTNNT dividends to repay its loan to NTP, including dividends. As a result of higher metal prices, improved operating and financial results and increased life of mine expectations regarding production, costs and economics, PTNNT is expected to recover its cumulative losses, report positive retained earnings and start paying dividends during 2004. Once PTNNT’s cumulative losses are recovered, NTP will recognize its 80% share of PTNNT’s earnings plus 70% of PTPI earnings for an effective 94% share (effective 52.875% Newmont share) of PTNNT’s earnings until the PTPI loan is repaid.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s equity investment in PTNNT was $709.7 million and $653.8 million at December 31, 2003 and 2002, respectively. At December 31, 2003, PTNNT’s net assets were $555.1 million, of which Newmont’s 56.25% equity share was $312.3 million. Reconciling items at December 31, 2003 between the carrying value of Newmont’s equity investment in PTNNT and its share of the underlying equity of PTNNT are (i) $45.2 million for Newmont’s contribution prior to the formation of NTP; (ii) $104.6 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, net of amortization; (iii) $379.0 million for the contributions and interest income recorded by Newmont classified as debt and interest expense by PTNNT; (iv) negative $118.5 million for contributions to PTNNT, through NTP, by Sumitomo disproportionate to its equity interest, net of amounts recorded; (v) negative $76.9 million for stockholders’ equity of the carried interest partner; (vi) $42.2 million for other intercompany charges; (vii) $36.3 million for capitalized interest; (viii) negative $7.5 million for taxes payable; and, (ix) negative $7.0 million for other adjustments recorded by Newmont. Reconciling items at December 31, 2002 between the carrying value of Newmont’s equity investment in PTNNT and its share of the underlying equity of PTNNT of $257.6 million are (i) $45.2 million for Newmont’s contribution prior to the formation of NTP; (ii) $109.1 million for the fair market value adjustment recorded by Newmont in conjunction with the purchase of a subsidiary minority interest, net of amortization; (iii) $391.2 million for the contributions and interest income recorded by Newmont classified as debt and interest expense by PTNNT; (iv) negative $122.6 million for contributions in PTNNT, through NTP, by Sumitomo disproportionate to its equity interest, net of amounts recorded; (v) negative $76.9 million for stockholders’ equity of the carried interest partner; (vi) $33.3 million for other intercompany charges; (vii) $30.9 million for capitalized interest; (viii) negative $7.1 million related to taxes payable; and (ix) negative $6.9 million for other adjustments recorded by Newmont. Certain of these amounts are amortized or depreciated on a units-of-production basis based on proven and probable reserves.

Equity income in PTNNT was $82.9 million for the year ended December 31 2003 (based on 56.25% of PTNNT’s net income equal to $56.7 million, plus $6.8 million for the elimination of intercompany interest, $9.7 million of intercompany management fees, the cumulative effect of $8.0 million related to the adoption of SFAS 143, and other adjustments of $1.7 million). The equity income in PTNNT was $42.1 million in 2002 (based on 56.25% of PTNNT’s net income equal to $19.3 million plus $8.5 million for the elimination of intercompany interest, $10.5 million for intercompany management fees, and $3.8 million for other items). In 2001 the equity income in PTNNT was $22.5 million (based on 56.25% of PTNNT’s net loss equal to $19.6 million plus $26.4 million of eliminated intercompany interest, $10.8 million for eliminated management fees, and $4.9 million for other items).

On May 9, 2002, PTNNT completed a restructuring of its $1.0 billion project financing facility (Senior Debt), which is non-recourse to Newmont. The scheduled repayments of this debt are in semi-annual installments of $43.4 through November 2010 and $22.1 million from May 2011 through November 2013. The facility provided PTNNT with the ability to defer up to $173.5 million in principal payments scheduled for 2002 and 2003. The amount of deferred principal at December 31, 2002 was $86.8 million. Due to improved commodity prices and lower costs, the deferred principal was completely repaid during 2003 and all scheduled 2003 payments were made. Amounts outstanding under the project financing were $739.8 million and $913.3 million at December 31, 2003 and 2002, respectively.

Newmont and its partner provide a contingent support line of credit to PTNNT. During 2002, Newmont funded $24.8 million under this contingent support facility as its pro-rata share for capital expenditures. No funding was required in 2003. Additional support from NTP’s partners available under this facility originally amounted to $115.0 million, of which Newmont’s pro-rata share was $64.7 million at December 31, 2002. Required additional support from NTP’s partners has now been reduced to $65.0 million, of which Newmont’s pro-rata share is $36.6 million, as a result of the repayment of the deferred principal payments mentioned above.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information for NTP based on accounting principles generally accepted in the United States. The results of operations and assets and liabilities of NTP are not reflected in the Company’s Consolidated Financial Statements. As described above, the Company accounts for NTP as an equity investment.

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues, net of smelting and refining costs	$424,673	$359,686	$345,399
Revenues from by-product sales credited to production costs	$217,259	$159,197	$145,260
Gross profit(1)	$230,192	$117,343	$60,160
Income (loss) before cumulative effect of a change in accounting principle	$115,012	$35,477	$(11,155)
Net income (loss)	$100,794	$35,477	$(11,182)

(1)	Gross profit represents Revenues, net of smelting and refining costs, less Production costs and Depreciation, depletion and amortization.

	At December 31,
	2003	2002
	(in thousands)
Current assets	$324,958	$313,110
Property, plant and mine development, net	$1,585,124	$1,658,912
Mineral interest	$176,349	$188,294
Other assets	$372,070	$282,133
Debt and related interest to partners and affiliates	$258,182	$259,793
Other current liabilities	$206,132	$103,117
Debt—third parties (including current portion)	$739,812	$935,771
Other liabilities	$176,649	$163,346

The Batu Hijau operation produces a metal concentrate, which contains payable copper and gold and minor values of payable silver. PTNNT has entered into long-term contracts for the sale of the majority of these metal concentrates with highly reputable refiners in Japan, Korea (“Non-European Refiners”) and Europe (“European Refiners”). In accordance with the contracts, title to the concentrates and the risk of loss are passed to the buyer when the concentrates are moved over the vessel’s rail at the port (loading port for Non-European Refiners and unloading port for European Refiners). The contract terms provide that 90% of a provisional sales price, which is calculated in accordance with terms specified in the individual contracts based on an initial assay and weight certificate, is collected within three business days after the concentrates arrive at the smelter (“final delivery”). Factors entering into the calculation of the provisional sales price are (i) metals prices, pursuant to the terms of related contracts, calculated using quoted London Metals Exchange (“LME”) prices for the second calendar week prior to shipments; and (ii) treatment and refining charges. The balance of the sales price is received at final settlement and is based on final assays and weights, and final metal prices during the respective metal quotational periods. For the majority of the concentrate shipments, the quotational period for copper is the average LME price in the third month following the month of final delivery and the quotational period for gold and silver is the average LME price in the month of shipment. Final delivery to Non-European Refiners and European Refiners takes approximately 14 days and 30 days, respectively. The majority of the Batu Hijau concentrates are shipped to Non-European Refiners. Accordingly, the time between initial recording of revenue and final settlement averages approximately three and one-half months but could be as long as four months.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), certain conditions must be met prior to recognizing revenue. These conditions are: persuasive evidence that a contract exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. In accordance with SAB 101, PTNNT recognizes metal sales revenues following: (i) the passage of title after the loading or unloading of the concentrates; (ii) issuance of an initial assay and weight certificate; and (iii) issuance of a provisional invoice. At this point in time, the sales price is determinable since it is based on defined contract terms, initial assays are available, and it can be reasonably estimated by reference to published price indices on actively and freely traded commodity exchanges. Additionally, there is no significant uncertainty as to collectability given that all of the refiners are of high-credit quality and that 90% of the provisional price is paid within three business days of final delivery at the refiner.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the month-end spot price and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificates. PTNNT previously marked to market its provisional sales based on the month end spot prices. Effective January 1, 2002, PTNNT changed its methodology to mark to market its provisional sales based on the forward price for the estimated month of settlement. This change in methodology did not have a material effect on net income for the years ended December 31, 2002 and 2001. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice. For the years ended December 31, 2003, 2002 and 2001, PTNNT had recorded revenues of $95.7 million, $65.7 million and $98.1 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 5.07%, 1.98% and 4.3% for the years ended December 31, 2003, 2002 and 2001, respectively. The average price adjustment for gold was 1.13%, 0.83% and 0.01% for the years ended December 31, 2003, 2002 and 2001, respectively.

PTNNT’s sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. At December 31, 2003 and 2002, respectively, PTNNT had consolidated embedded copper derivatives on 91.5 million pounds and 93.5 million pounds, recorded at an average price of $1.04 and $0.70 per pound. A one-cent movement in the average price used for these derivatives would have an approximate $0.6 million and $0.6 million impact on PTNNT’s net income for the years ended December 31, 2003 and 2002, respectively.

Revenue from the sale of by-products, consisting of gold and silver, is credited to production costs in the determination of net income for each period presented. These by-product commodities represented 51%, 44% and 42% of sales, net of smelting and refining charges, and reduced production costs by 76%, 58% and 48% for the years ended December 31, 2003, 2002 and 2001, respectively. Gold and silver revenues are significant to the economics of the Batu Hijau operation. Gold by-product credits have a significant impact on the profitability of the Batu Hijau operations.

PTNNT does not acquire, hold or issue financial instruments for trading or speculative purposes. Financial instruments are used to manage certain market risks resulting from fluctuations in commodity prices (such as copper and diesel fuel) and foreign currency exchange rates. Copper is an internationally traded commodity, and its prices are effectively determined by the London Metals Exchange (“LME”). On a limited basis, PTNNT

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedges sales commitments by entering into copper swap contracts. These swap contracts are generally settled against the LME average monthly price in accordance with the terms of the contracts. Currently, PTNNT has put in place derivative instruments with respect to the price of copper, the Indonesian Rupiah and some of its diesel purchases. The derivative instruments on the Indonesian Rupiah relate to future Indonesian local currency denominated purchases.

PTNNT entered into a series of copper hedging transactions that have been classified as cash flow hedges. The contracts comprise a forward sale at a fixed price and a spot purchase at the average spot price for the delivery month. The physical commodity is sold at the average spot price for the delivery month.

PTNNT had the following copper forward sales contracts outstanding at December 31, 2003:

								Fair Value
	Expected Maturity Date or Transaction Date						Total/ Average	December 31, 2003	December 31, 2002
Copper Forward Contracts:	2004	2005	2006	2007	2008	Thereafter
(U.S.$ Denominated)								U.S.$ (000)
Metric tonnes	4,000	—	—	—	—	—	4,000	$(4,999)	$404
Average price	$1,833	$—	$—	$—	$—	$—	$1,833

PTNNT also entered into diesel hedging contracts that have been designated as cash flow hedges. The contracts comprise a forward purchase at a fixed price and a spot sale at the average spot price for the delivery month.

PTNNT had the following diesel forward purchase contracts outstanding at December 31, 2003:

								Fair Value
	Expected Maturity Date or Transaction Date						Total/ Average	December 31, 2003	December 31, 2002
Diesel Forward Contracts:	2004	2005	2006	2007	2008	Thereafter
(U.S.$ Denominated)								U.S.$ (000)
Barrels (‘000)	120	40	—	—	—	—	160	$(637)	$604
Average price	$28.1	$27.2	$—	$—	$—	$—	$27.9

PTNNT also entered into Indonesian Rupiah hedging contracts that have been designated as cash flow hedges. The contracts comprise a forward purchase at a fixed price and a spot sale at the average price for the delivery month.

PTNNT had the following Indonesian Rupiah forward purchase contracts outstanding at December 31, 2003:

								Fair Value
	Expected Maturity Date or Transaction Date						Total/ Average	December 31, 2003	December 31, 2002
Rupiah Forward Contracts:	2004	2005	2006	2007	2008	Thereafter
(U.S.$ Denominated)								(in thousands of U.S.$)
U.S. $ (in millions)	$7.7	—	—	—	—	—	$7.7	—	N/A
Average price (Rp)	9,024	—	—	—	—	—	9,024

Newmont has identifed the Batu Hijau operation as a VIE because of certain capital structures and contractual relationships. Newmont has also determined that it is the primary beneficiary of the Batu Hjau operation. Therefore, Newmont expects to consolidate Batu Hjau effective January 1, 2004.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TVX Newmont Americas and Echo Bay Mines Ltd.

Newmont had a 49.9% interest and an equity investment of $183.0 million in TVX Newmont Americas joint venture at December 31, 2002. On January 31, 2003, Newmont sold its interest in TVX Newmont Americas for $180 million.

On January 31, 2003, Kinross, Echo Bay and TVX Gold were combined. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay. Newmont recorded a pre-tax gain on the transactions of $84.3 million (see Note 4).

Australian Magnesium Corporation

Australian Magnesium Corporation.    At December 31, 2002, Newmont’s interest in Australian Magnesium Corporation (“AMC”) was composed of a 22.8% equity and voting interest and a loan receivable in the amount of A$38 million (approximately $20.1 million) including interest. In addition, Newmont subsidiaries had obligations to contribute to AMC A$100 million in equity by January 31, 2003 and a further A$90 million in equity, contingent upon the Stanwell Magnesium Project not achieving certain specified production and operating criteria by December 2006. On January 3, 2003, Newmont purchased an additional 167 million AMC shares at A$0.60 per share for a total of A$100 million (approximately $56.2 million) increasing its ownership to 40.9%, thereby satisfying its January 2003 equity contribution obligation. However, due to additional equity contributions by other shareholders on January 31, 2003, Newmont’s interest was diluted to 27.8%. As a result of this equity dilution of its interest in AMC, Newmont recorded an increase of $7.0 million to Additional paid-in-capital during 2003.

AMC’s primary asset was the Stanwell Magnesium Project (the “Project”). The original funding arrangements for the Project amounted to approximately A$1.5 billion (approximately $1.0 billion), including contingencies and cost overrun reserves. On April 17, 2003, AMC announced that it was unlikely that it would reach agreement with its independent engineering firm for a fixed price contract for the development of the Project. Following this announcement, AMC’s share price declined substantially to A$0.24 per share on May 8, 2003. As a result, Newmont wrote down the carrying value of its investment at March 31, 2003 to the quoted market price of the AMC shares at that date of A$0.43 per share, and recorded a loss in Equity loss and impairment of Australian Magnesium Corporation for an other-than-temporary decline in market value of $11.0 million.

On June 5, 2003, AMC requested suspension of its securities on the ASX. Subsequently, on June 13, 2003, AMC announced a restructuring agreement with the project’s major creditors, including Newmont (the “Agreement”). The Agreement was designed to give AMC time to assess the project’s development options and to search for either a corporate or project partner. Work on the Project has ceased and the site is in care and maintenance status. It is not known if or when the Project or any other magnesium project will be developed by AMC. In addition, as part of the Agreement, AMC (i) settled outstanding obligations to its outside creditors from existing cash reserves; (ii) cancelled the senior debt facilities associated with the Project and the associated foreign exchange and interest rate hedging contracts; and (iii) agreed to release Newmont from the above-mentioned A$90 million (approximately $60.1 million) contingent funding commitment. Newmont agreed to forgive its then A$38 million (approximately $24.8 million) loan receivable, provide support in the form of an A$10 million (approximately $6.6 million) contingent, subordinated credit facility and to maintain the existing guarantee in relation to the QMC Finance Pty Ltd (“QMC”) finance facilities, as described below. In September 2003, Newmont made available to AMC A$5 million ($3.3 million) under the credit facility. Newmont had guaranteed a $30.0 million obligation payable by AMC to Ford Motor Company (“Ford”) in the event the Project

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

did not meet certain specified production and operating criteria by November 2005. AMC agreed to indemnify Newmont for this obligation, but this indemnity was unsecured. As of June 30, 2003, Newmont and Ford agreed to settle the liability in relation to the guarantee for $10.0 million in exchange for a release of the guarantee. Newmont has agreed not to seek recovery of this amount from AMC.

As a result of the foregoing Agreement, Newmont recorded an additional write-down in the second quarter of 2002 of $107.8 million in Equity loss and impairment of Australian Magnesium Corporation reducing the carrying value of its investment in AMC to zero. The write-down was attributable to the following: (i) $72.7 million representing the book value of its investment at June 30, 2003; (ii) $24.8 million for the forgiven loan receivable from AMC; (iii) $10.0 million charge to settle Newmont’s guarantee of the Ford contract (see discussion above); (iv) $6.6 million relating to the contingent credit facility; and (v) $1.1 million for various other items, offset by a $7.4 million income tax benefit.

During the third quarter of 2003, AMC issued additional shares to a shareholder other than Newmont. As a result, Newmont’s interest in AMC was diluted to 26.9%. Subsequently, in October 2003, AMC issued additional shares to a shareholder other than Newmont. As a result, Newmont’s interest in AMC was diluted to 26.7%. During the fourth quarter of 2003, Newmont sold its entire interest in AMC, for a nominal amount to Deutsche Bank AG and to Magtrust Pty Ltd a company owned and controlled by the directors of AMC. Magtrust purchased approximately 19.9% of the AMC ordinary shares held by Newmont, with Deutsche Bank purchasing the remaining approximately 6.8% of the AMC ordinary shares held by Newmont. If Deutsche Bank sells its interest in AMC to a third party in the future, it must pay Newmont 90% of the sales proceeds.

Newmont is also the guarantor of a A$71.0 million (approximately $53.2 million) amortizing loan facility of QMC, of which A$65.2 million (approximately $48.9 million) was outstanding as of December 31, 2003. The QMC loan facility, which is collateralized by the assets of Queensland Magnesium Project (“QMAG” see below), expires in November 2006. QMC is also a party to hedging contracts that have been guaranteed by Newmont. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of December 31, 2003, the fair value of these contracts was positive A$4.7 million (approximately $3.5 million).

The guarantees under the QMC loan facility and hedging contracts could be called in the event of a default by QMC. Newmont’s liability under QMC loan facility guarantee is limited to the total amount of outstanding borrowings under the facility at the time the guarantee is called. Newmont’s maximum potential liability under its guarantee of the QMC hedging contracts, however, would depend on the market value of the hedging contracts at the time the guarantee is called upon. The principal lender and counterparty under the QMC loan and hedging facilities, respectively, also have security interests over the assets of QMAG. In the event the guarantees are called, Newmont would have a right of subrogation to the lender under Australian law.

During the fourth quarter of 2003, Newmont recorded a $30.0 million charge in Loss on guarantee of QMC debt and established a corresponding reserve in Other current liabilities. Newmont reduced the amount accrued for this contingent obligation by the estimated fair value of the QMAG assets that would be subrogated to Newmont in the event the guarantee is called.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

European Gold Refineries

During December 2003, Newmont acquired a 50% interest in a joint venture, European Gold Refineries SA (“EGR”), with unrelated Swiss residents holding the remaining 50%. Simultaneously, EGR purchased 100% of Valcambi SA (“Valcambi”), a gold refining business, and 66.65% of Finorafa SA (“Finorafa”), a gold distribution business.

Valcambi is a London Gold Delivery precious metals refiner and manufacturer of semi-finished products for the Swiss luxury watch industry, and Finorafa is the second largest distributor and financier of gold products in the Italian market.

The formation of EGR resulted in joint management by Newmont and the Swiss residents and required approximately CHF30.0 million (U.S.$ 23.8 million) in funding, which was contributed pro-rata by each partner in equal portions of debt and equity, of which Newmont’s share was CHF15.0 million (U.S.$11.9 million). Newmont accounts for its investment in EGR using the equity method of accounting. Newmont has no guarantees related to this investment.

AGR Matthey Joint Venture

Prior to the fourth quarter 2002, Newmont held a 50% interest in Australian Gold Refineries (“Old AGR”), a joint venture with the West Australian Mint. In October 2002, Newmont and the West Australian Mint combined their respective interests in Old AGR with Johnson Matthey (Australia) Ltd. to create a new joint venture known as AGR Matthey Joint Venture (“AGR”), in which Newmont now holds a 40% interest. Newmont has no guarantees related to this investment. Newmont received dividends of $2.1 million and $0.9 million during 2003 and 2002, respectively, from its interests in AGR and Old AGR. At December 31, 2003 and December 31, 2002, the difference between Newmont’s investment in AGR of $12.3 million and $11.2 million, respectively, and its share of AGR’s net assets consisted of a $2.4 million reduction in long-lived assets recorded by Newmont as part of the purchase accounting for the acquisition of Normandy. See also Note 23 for details of transactions between Newmont and AGR.

NOTE 11	OTHER CURRENT LIABILITIES

	At December 31,
	2003	2002
	(in thousands)
Interest	$32,345	$54,168
Taxes other than income and mining	12,036	11,319
Reclamation and remediation	57,350	13,693
Utilities	8,360	8,162
Income and mining taxes	91,520	69,016
Royalties	25,701	15,014
Guarantee of QMC debt	30,000	––
Other	63,099	76,280

	$320,411	$247,652

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12	EXTINGUISHMENT OF NEWMONT YANDAL OPERATIONS PTY LTD (“NYOL”) OBLIGATIONS AND NYOL VOLUNTARY ADMINISTRATION

In March 2002, Newmont, through an indirect, wholly-owned subsidiary, Yandal Bond Company Limited (“YBCL”), made an offer to repurchase any and all outstanding 8 7/8% Senior Notes due 2008 of Newmont’s Australian subsidiary, NYOL. As of the offer date, $300 million principal amount of notes was outstanding. The repurchase offer was made pursuant to the terms of an Indenture dated as of April 7, 1998, between NYOL and The Bank of New York, as Trustee. The Indenture required that NYOL, following a “Change of Control” as defined in the Indenture, make an offer to repurchase the notes at a repurchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date. Although the applicable provisions of the Indenture could be read to the contrary, Newmont took the position that a Change of Control occurred on February 20, 2002, when Newmont acquired control of Normandy. The Indenture provides that NYOL is not required to make the Change of Control Offer if a third party makes the offer. The Change of Control Offer was open until May 14, 2002, and resulted in redemption of $62.8 million of the outstanding notes and gave rise to a $0.6 million Loss on extinguishment of debt.

On May 29, 2003, YBCL made a second offer to acquire all of NYOL’s outstanding 8 7/8% Senior Notes due 2008. On May 28, 2003, YBCL made a separate offer to acquire all of NYOL’s gold hedge contracts from the relevant counterparties. The offer to acquire the notes was at a price of $500 per $1,000 of principal amount. The offer to acquire the gold hedge contracts was at $0.50 per $1.00 of the net mark-to-market hedge liability as calculated by YBCL as of May 22, 2003.

On July 3, 2003, the board of directors of NYOL resolved to place NYOL into Voluntary Administration (“VA,” a form of insolvency proceeding in Australia) as NYOL was insolvent or likely to become insolvent. To comply with applicable legal requirements and to allow holders of NYOL’s outstanding 8 7/8% Senior Notes more time to assess these developments, YBCL extended the expiration of the offer to acquire the notes to July 11, 2003. As of that date, YBCL had received binding tenders for the notes totaling $237.0 million, representing 99.9% of the total $237.2 million principal amount outstanding with third-parties at the date of its May 29, 2003 offer. Six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market value of the May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL prior to the NYOL entering into VA.

In conjunction with the VA process, Newmont made an offer to the administrator of NYOL to bring NYOL out of VA. Newmont’s offer to the administrator effectively valued the assets in excess of $200 million and provided that NYOL’s outstanding third-party note holders and the remaining hedge contract counterparty would receive not more than $0.40 on the dollar. Newmont’s offer also honored any prior unpaid obligations to NYOL’s employees and guaranteed payment in full to NYOL’s trade creditors. On August 29, 2003 NYOL’s creditors passed a resolution to accept Newmont’s offer and on September 8, 2003, Newmont’s offer, in the form of Deeds of Company Arrangement, were signed by the administrators. On September 10, 2003, the conditions precedent to the offer were fulfilled, the offer became effective and NYOL was returned to the control of its directors, and its employees continued their employment.

In accordance with the terms of Newmont’s offer, an NYOL subsidiary, Clynton Court, subject to the Deeds of Company Arrangement, assumed the liabilities to be settled, including the outstanding third-party notes, the liability to the remaining hedge contract counterparty and the liabilities to trade creditors that existed at July 3, 2003 (the “applicable liabilities”). Newmont contributed sufficient cash to Clynton Court to settle the applicable liabilities as per the terms of its offer and to pay the fees of the administrator. Upon assumption by Clynton Court, the applicable liabilities of NYOL were extinguished.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above transactions gave rise to a Gain on extinguishment of NYOL bonds, net of $114.0 million and a Gain on extinguishment of NYOL derivative liability, net of $106.5 million, both net of transaction costs, for the year ended December 31, 2003. Total cash payments to extinguish the NYOL bonds and the NYOL derivatives liabilities (including costs) were $98.5 million and $103.6 million, respectively, during the year ended December 31, 2003.

On September 3, 2003, J. Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against NYOL and its subsidiaries in relation to the VA. J. Aron & Co., an NYOL creditor, initially sought injunctive relief but was denied by the court on September 8, 2003. On October 30, 2003, J. Aron & Co. filed a statement of claim alleging various deficiencies in the implementation of the VA process and seeking damages and other relief against NYOL and other parties.

NOTE 13    DEBT

Long-Term Debt

	Years Ended December 31,
	2003	2002
	(in thousands)
Sale-leaseback of refractory ore treatment plant	$296,979	$307,880
8 3/8% debentures, net of discount	52,877	204,658
8 5/8% debentures, due May 2011, net of discount	228,091	284,559
Newmont Australia 7 5/8% guaranteed notes, net of premium	120,881	152,690
Newmont Australia 7 1/2% guaranteed notes, net of premium	19,708	101,850
NYOL 8 7/8% notes	—	237,220
6% convertible subordinated debentures	—	99,980
Medium-term notes	17,000	32,000
Newmont Australia infrastructure bonds	130,228	99,680
Prepaid forward sales obligation	145,000	145,000
Interest rate swaps	(7,716)	(16,904)
Project financings, capital leases and other	74,451	167,991

	1,077,499	1,816,604
Current maturities	(190,866)	(115,322)

	$886,633	$1,701,282

Scheduled minimum long-term debt repayments are $190.9 million in 2004, $142.8 million in 2005, $85.8 million in 2006, $74.8 million in 2007, $147.5 million in 2008, and $435.7 million thereafter.

Sale-Leaseback of the Refractory Ore Treatment Plant

In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located at Carlin, Nevada. The transaction was accounted for as debt and the cost of the refractory ore treatment plant was recorded as a depreciable asset. The lease term is 21 years and aggregate future minimum lease payments, which include interest, were $430.3 million and $460.0 million at December 31, 2003 and 2002, respectively. Principal payments are $29.7 million annually over the next two years, increasing to approximately $35.5 million to $38.8 million thereafter. The lease includes purchase options during and at the end of the lease at

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. In connection with this transaction, the Company entered into certain interest rate hedging contracts that were settled for a gain of $11.0 million, which is recognized as a reduction of interest expense over the term of the lease. Including this gain, the effective interest rate on the borrowing is 6.15%. The related asset is specialized, therefore it is not practicable to estimate the fair value of this debt.

8 3/8% Debentures

Uncollateralized debentures bearing an annual interest rate of 8.375% in an aggregate principal amount of $200 million were outstanding at December 31, 2002. During the first quarter of 2003, the Company repurchased $23.0 million of these debentures resulting in a Loss on Extinguishment of Debt of $2.6 million. Subsequently on October 10, 2003, Newmont announced that its wholly-owned subsidiary, Newmont USA Limited, had initiated a tender offer for any and all of its 8 3/8% Senior Debentures due 2005 totaling $177.0 million of principal. The offer expired on November 7, 2003. The purchase price for each $1,000 principal amount of the Senior Debentures was $1,103.8, plus accrued but unpaid interest up to, but not including, the settlement date. Holders who validly tendered (and did not withdraw) their Senior Debentures on October 24, 2003 received an early tender fee of $10.00 per $1,000 principal amount payable upon consummation of the offer included in the purchase price. Holders who validly tendered after the October 24, 2003 deadline but before the expiration date received the purchase price, but not the $10.00 early tender fee, upon consummation of the offer. As of the expiration date, approximately $125.0 million of the $177.0 million of principal had been tendered resulting in a Loss on Extinguishment of Debt of $8.6 million. At December 31, 2003, $148.0 million of total principal had been repurchased. The calculation of the Loss on Extinguishment of Debt included the proportional write-off of capitalized debt issue costs, discounts and the mark-to-market of the underlying debt resulting from fair value hedge accounting (see Interest Rate Swaps below). Interest on the remaining outstanding balance is payable semi-annually in January and July. The costs related to the issuance of the debentures were capitalized and the remaining portion is amortized to interest expense over the term of the debentures. The interest rate swap discussed below is considered a fair value hedge applicable to this debt and is therefore marked-to-market. Using prevailing interest rates on similar instruments, the estimated fair value of these debentures was approximately $56.6 million and $218.8 million at December 31, 2003 and 2002, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

8 5/8% Debentures

In May 2001, Newmont issued uncollateralized debentures with a principal amount of $275.0 million due May 2011 bearing an annual interest rate of 8.625%. During the first quarter of 2003, the Company repurchased $52.3 million of these debentures resulting in a Loss on Extinguishment of Debt of $11.6 million. The calculation of the Loss on Extinguishment of Debt included the proportional write-off of capitalized debt issue costs, discounts and the mark-to-market of the underlying debt resulting from fair value hedge accounting (see Interest Rate Swaps below). Interest on the remaining outstanding balance is payable semi-annually in May and November and the debentures are redeemable prior to maturity under certain conditions. The costs related to the issuance of the debentures were capitalized and the remaining balance is amortized to interest expense over the term of the debentures. The interest rate swap discussed below is considered a fair value hedge applicable to this debt and is therefore marked-to-market. Using prevailing interest rates on similar instruments, the estimated fair value of these debentures was $275.7 million and $320.5 million at December 31, 2003, and 2002, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Swaps

During the last half of 2001, the Company entered into contracts to hedge the interest rate risk exposure on portions of its $275.0 million 8 5/8% debentures and its $200 million 8 3/8% debentures. The Company receives fixed-rate interest payments at 8 5/8% or 8 3/8% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at December 31, 2003. Half of these contracts expire in July 2005 and half expire in May 2011. Due to the extinguishment of portions of the 8 5/8% and 8 3/8% debentures during 2003, a proportional amount of the interest rate swaps are now considered speculative and no longer qualify for fair value hedge accounting. Therefore, as of December 31, 2003, 19% and 74% of the interest rate swaps related to the 8 5/8% and 8 3/8% debentures, respectively, have been reclassified as a derivative asset. See Note 15.

Newmont Australia 7 5/8% Notes

In July 1998, Normandy Finance Limited (“NFL”) issued $150.0 million of ten year 7 5/8% guaranteed notes. The notes are guaranteed by NAL and certain of its wholly-owned subsidiaries. In conjunction with the Normandy acquisition, NFL was acquired by Newmont in February 2002. Interest on the notes is paid semi-annually in arrears in January and July. The notes were recorded at their fair values at February 15, 2002 as part of the purchase accounting for the acquisition of Normandy. During the first quarter of 2003, the Company repurchased $30.9 million of these notes resulting in a Loss on extinguishment of debt of $4.4 million. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $137.3 million and $167.3 million at December 31, 2003 and 2002, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

Newmont Australia 7 1/2% Notes

In July 1998, NFL issued $100.0 million of seven year 7½% guaranteed notes. The notes are guaranteed by NAL and certain of its wholly-owned subsidiaries. In conjunction with the Normandy acquisition, NFL was acquired by Newmont in February 2002. The notes were recorded at their fair values at February 15, 2002 as part of the purchase accounting for the acquisition of Normandy. During the first quarter of 2003, the Company repurchased $10.0 million of these notes resulting in a Loss on extinguishment of debt of $0.9 million. Subsequently on October 23, 2003, Newmont announced that its wholly-owned subsidiary, Newmont Capital Limited, initiated a tender offer for any and all of the 7.5% guaranteed notes totaling $90.0 million of principal. The offer expired on November 19, 2003. The purchase price was $1,087.28 for each $1,000 principal amount of the Notes purchased in the offer, plus accrued but unpaid interest up to, but not including, the settlement date. Holders who validly tendered (and did not withdraw) their Notes before November 5, 2003 received an early tender fee of $10.00 per $1,000 principal amount payable upon consummation of the offer included in the purchase price. Holders who validly tendered after the November 5, 2003 deadline but before the expiration date received the purchase price, but not the $10.00 early tender fee, upon consummation of the offer. As of the expiration date, $70.5 million of the $90.0 million of principal had been tendered. The repurchase resulted in a Loss on extinguishment of debt of $5.5 million. At December 31, 2003, $80.5 million of total principal was repurchased. Interest on the notes is paid semi-annually in arrears in January and July. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $21.0 and $108.0 million at December 31, 2003 and 2002, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NYOL 8 7/8% Notes

These notes were extinguished during the third quarter of 2003. See additional discussion in Note 12.

6% Convertible Subordinated Debentures

Uncollateralized debentures in an aggregate principal amount of $100.0 million, maturing in January 2005 and bearing an annual interest rate of 6%, were outstanding at December 31, 2002. On September 22, 2003, Newmont announced that it had initiated the early redemption of these debentures. The debentures were redeemable at par, with accrued interest payable until the expected redemption date of October 29, 2003. As of October 29, 2003, 100% of principal was redeemed and accrued interest was paid resulting in a Loss on extinguishment of debt of $0.2 million.

Medium-Term Notes

Uncollateralized notes with a principal amount of $17.0 million and $32.0 million maturing on various dates through late 2004 were outstanding at December 31, 2003 and 2002, respectively. The annual weighted interest rate was 7.92% and 7.68% during the years ended December 31, 2003 and 2002, respectively. Interest is payable semi-annually in March and September and the notes are not redeemable prior to maturity. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $17.8 million and $33.2 million at December 31, 2003 and 2002, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

Newmont Australia Infrastructure Bonds

In June 1996, NP Finance Limited and GPS Finance Limited, wholly-owned subsidiaries of Newmont Australia Limited (formerly Normandy), issued A$111.9 million (approximately $83.9 million) and A$21.9 million (approximately $16.4 million), respectively, of 7.906%, fifteen-year bonds at a premium to fund certain gas pipeline and power station projects. The bonds were issued at a premium due to unique tax-related benefits available to the bondholders and the issuer under Australian tax regulations. Interest is accrued and capitalized semi-annually in arrears in June and December of each year. Concurrently, with the issue of the Infrastructure Bonds described above, GMK Investments Pty Ltd (“GMKI”), a wholly-owned subsidiary of Newmont Australia Limited (formerly Normandy), entered into an offsetting transaction, making payments to Deutsche Bank Aktiengesellschaft (“DBA”) equal to the face value of the bonds in return for DBA agreeing to purchase the bonds from each holder of the bonds in June 2004 and to sell those bonds to GMKI for a nominal amount at that time. The receivable from DBA also accrues interest receivable at 7.906% and such interest is capitalized semi-annually in arrears in June and December of each year. Because the arrangement does not qualify as a defeasance of debt, the receivable was presented in Investments at December 31, 2002 in the Consolidated Balance Sheets (see Note 10). During 2003, Newmont reclassified this investment as a current asset and the corresponding debt liability as part of Current portion of long-term debt because, as stated above, the DBA is obligated to repurchase these bonds from each holder in June 2004. The repurchase of these bonds will effectively retire the outstanding liability and satisfy the receivable. The estimated fair values of the receivables from DBA were A$200.1 million ($150.0 million) and A$39.1 million ($29.3 million) in respect of each bond issue at December 31, 2003. The estimated fair values of the receivables from DBA were A$184.1 million ($138.0 million) and A$36.1 million ($27.1 million) in respect of each bond issue at December 31, 2002. The estimated fair values of the bonds were A$201.6 million ($151.1 million) and A$39.4 million ($29.5 million) at December 31, 2003. The estimated fair values of the bonds were A$188.5 million ($141.3 million) and A$36.9 million ($27.7 million) at December 31, 2002. The foregoing fair value estimates were prepared by an independent third party and may or may not reflect the actual trading value of these instruments.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At the time the Company entered into the Prepaid Forward, it also entered into the Forward Purchase, with the same counterparty, to hedge the price risk with respect to the Semi-Annual Delivery Requirements. The Forward Purchase provides for semi-annual purchases of 17,951 ounces of gold on each semi-annual delivery date under the Prepaid Forward at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007. On each semi-annual delivery date, the ounces purchased under the Forward Purchase were delivered in satisfaction of the Company’s delivery requirements under the Prepaid Forward. The transaction has been accounted for as a single borrowing of $145 million, with interest accruing, based on an effective interest rate recognized over the full term of the borrowing. Using relevant future market conditions and financial models, the estimated fair value of these contracts was approximately $208.7 million and $186.7 million at December 31, 2003 and 2002, respectively.

Project Financings

Yanacocha

Trust Certificates.    Yanacocha issued debt through the sale of $100.0 million 8.4% Series A Trust Certificates to various institutional investors. At December 31, 2003 and 2002, $16.0 million and $44.0 million, respectively, were outstanding under this financing. Interest on the Certificates is fixed at 8.4% and repayments are required quarterly through June 2004. The Certificates are collateralized by certain of Yanacocha’s assets, certain restricted funds and also are specifically collateralized by future gold sales, through a trust agreement with the Bank of New York. Because these Certificates are specialized, it is not practicable to estimate the fair value of this debt.

$100 million Credit Facility.    In December 1999, Yanacocha entered into a $100.0 million credit facility with the International Finance Corporation. The two-tier facility (a $20.0 million A Tranche and an $80.0 million B Tranche) is revolving and converts into term loans. The A Tranche has a five-year revolving availability period and converts thereafter to a five-year term loan. The B Tranche had a three-year revolving availability period that converted to a four-year term loan in December 2002. Initial draw-downs under the loan were used for development of the La Quinua project; however, the loan accommodates repayments during the revolving availability period and any subsequent borrowings may be used for other development purposes. Interest applicable to the A Tranche is based on LIBOR plus 2.375%. Interest applicable to the B Tranche is based on LIBOR plus 2.0% through the second anniversary of the agreement, LIBOR plus 2.25% from year two to year four and LIBOR plus 2.5% after the fourth anniversary.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The A Tranche interest rate was 3.5% and 4.2% at December 31, 2003 and 2002, respectively. The weighted-average rate was 4.3% and 4.3% for 2003 and 2002, respectively. The B Tranche interest rate was 3.4% and 4.1% at December 31, 2003 and 2002, respectively. The weighted-average rate was 3.7% and 4.1% for 2003 and 2002, respectively. The outstanding amount under this credit line was $40.0 million and $50.0 million at December 31, 2003 and 2002, respectively. Of the $50.0 million outstanding at December 31, 2002, $40.0 million was outstanding under the B Tranche and was converted to a four-year term loan. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2003 and 2002.

$40 million Credit Facility.    Yanacocha has a $40.0 million line of credit with Banco de Credito del Peru that expires in July 2004. The interest rate is LIBOR plus 0.75%. The interest rate was 2.8% at December 31, 2002 and the weighted-average interest rate during 2002 was 2.8%. Under this facility, $6.0 million was outstanding at December 31, 2002. The estimated fair value of this debt approximated the carrying value at December 31, 2002. There was no outstanding amount under this credit line at December 31, 2003.

All Yanacocha debt is non-recourse to the Company and is secured by substantially all of Yanacocha’s property, plant and mine development; see above for specific security on the Trust Certificates. The carrying value of the property, plant and mine development was $762.7 million and $713.8 million at December 31, 2003 and 2002, respectively. Under the terms of the Trust Certificates loan, the Yanacocha maintains an escrow account for the next interest and principal installment due. Such amount totaled $16.7 million and $15.8 million as of December 31, 2003 and 2002, respectively. The escrow account amounts are included in Other current assets. Under certain conditions, a portion of these amounts may be used for scheduled debt payments. The financing agreements contain certain covenants that limit indebtedness and payment of dividends to partners, among others. In addition, Yanacocha must maintain certain financial ratios as provided in the financing agreements. At December 31, 2003 and 2002, Yanacocha was in compliance with these covenants.

Zarafshan-Newmont

The Company, through a wholly-owned subsidiary, is a 50% participant in the Zarafshan-Newmont joint venture (“Zarafshan-Newmont”) in the Republic of Uzbekistan. The other participants are two Uzbekistan government entities. Zarafshan-Newmont had a loan with the European Bank for Reconstruction and Development (“EBRD”), with an outstanding balance of $12.0 million at December 31, 2001, which was collateralized by the assets of the project. This loan was repaid during 2002.

In December 2000, Zarafshan-Newmont entered into an additional $30.0 million loan under the EBRD facility, of which $15.0 million was the Company’s share, primarily for capital expansion. The outstanding amount on this loan was $26.3 million and $30.0 million at December 31, 2003 and 2002, respectively. The loan facility will be repaid in eight equal semi-annual payments of $3.75 million, beginning July 2003 and ending January 2007. The interest rate is based on the three-month LIBOR plus 3.25%. The interest rate was 4.4% and 5.1% at December 31, 2003 and 2002 and the weighted-average interest rate was 4.7% and 5.3% for 2003 and 2002, respectively. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2003 and 2002. Zarafshan is required to maintain a minimum balance of $2.4 million in an account to ensure the timely repayments of principal and interest.

The assets of Zarafshan-Newmont secure the loan (with carrying values of approximately $193.7 million and $205.1 million at December 31, 2003 and 2002, respectively). In addition, the Company has guaranteed 50% of the loans and the Uzbek partners have guaranteed the remaining 50%. Under the terms of the EBRD facility, certain payments, including payment of any distribution of capital or disbursement of funds not directly related to

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses of the project, are not permitted unless certain conditions and financial ratios are met. Restricted payments include not declaring or paying any distribution and not disbursing any funds for expenditures not directly related to the project.

Other Project Financing and Other Capital Leases

At December 31, 2002, in conjunction with the development of its properties, Newmont had several facilities maturing through 2008 with various international lending institutions with interest rates ranging from 3.5% to 10.3%, with approximately $44.4 million outstanding. At December 31, 2003, the outstanding balances have been reduced through the payment of normal maturities to approximately $1.2 million.

Corporate Revolving Credit Facilities

The Company has three uncollateralized revolving credit facilities with a consortium of banks: a $200.0 million U.S. dollar denominated revolving credit facility with an initial term of 364 days, which may be extended annually to October 2006 (and with a current maturity date of October 6, 2004); a $400.0 million multi-currency revolving credit facility, which matures in October 2006 and provides for borrowing in U.S., Canadian and Australian dollars, and which also contains a letter of credit sub-facility; and a $150.0 million multi-currency revolving credit facility, which also matures in 2006, and provides for borrowing in U.S. and Australian dollars. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at a rate per annum equal to either the LIBOR plus a margin ranging from 0.45% to 1.25% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus a margin ranging from 0% to 0.25%. Facility fees accrue at a rate per annum ranging from 0.10% to 0.40% of the commitment. At December 31, 2003, the fees were 0.15%, 0.175% and 0.30% of the commitment, for the $200.0 million, the $400.0 million and the $150.0 million facilities, respectively. There were no outstanding borrowings under the facilities as of December 31, 2003 and 2002. The Company is in compliance with all covenants under these facilities.

Debt Covenants

Certain of Newmont’s current debt facilities contain various common public debt covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions. These debt instruments include the medium term notes, 8 5/8% debentures, 8 3/8% debentures and the sale-leaseback of the refractory ore treatment plant. None of the aforementioned public debt instruments contain financial ratio covenants or credit rating provisions that could create liquidity issues for the Company.

In addition to the covenants noted above, the Corporate Revolving Credit Facilities contain financial ratio covenants requiring the Company to maintain a net debt to EBITDA (Earnings before interest expense, income taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt (total debt net of cash) to total capitalization ratio of less than or equal to 62.5%. Furthermore, the Corporate Revolving Credit Facilities contain covenants limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

Certain of the Company’s project debt facilities contain various common project debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, change of control provisions and limitations of additional permitted debt.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 the Company and its subsidiaries were in full compliance with all debt covenants and default provisions.

NOTE 14    RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

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

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” As a result, Reclamation and remediation liabilities increased by $120.7 million for the fair value of the estimated asset retirement obligations, Other current liabilities increased by $2.3 million for worker participation bonuses in Peru (bonuses required by law at Yanacocha based on net income), Deferred income tax assets increased by $11.2 million, Property, plant and mine development, net increased by $69.1 million, Minority interest in subsidiaries decreased by $16.2 million, Investments decreased by $8.0 million and a $34.5 million loss was recorded for the Cumulative effect of a change in accounting principle, net of tax. At December 31, 2003 and 2002, $361.0 million and $254.1 million, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2003 and 2002, $58.6 million and $48.1 million, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for asset retirement obligations (in thousands):

Balance December 31, 2002	$302,229
Impact of adoption of SFAS No. 143	120,707
Additions and changes in estimates	10,949
Liabilities settled	(36,862)
Accretion expense	22,610

Balance December 31, 2003	$419,633

The current portions of Reclamation and remediation liabilities of $57.4 million and $13.7 million at December 31, 2003 and 2002, respectively, are included in Other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2003.

On a pro forma basis, the liabilities for asset retirement obligations would have been $420.0 million and $422.9 million at January 1, 2002 and December 31, 2002, respectively, if SFAS No. 143 had been applied at the beginning of 2002.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the impact of the accounting change for year ended December 31, 2003 and the pro forma effect for the years ended December 31, 2002 and 2001 as if the change had been in effect for those periods (in thousands, except per share data):

	Year ended December 31,
(Decrease) increase to income	2003 Impact	2002 (pro forma)	2001 (pro forma)
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	$21,597	$10,548	$9,779
Base metals	358	—	—
Depreciation, depletion, and amortization	(13,607)	(13,228)	(11,359)
Income tax (expense) benefit	(2,922)	938	553
Minority interest	(4,567)	1,938	1,451
Equity income of affiliate	(1,309)	36	(1,656)

(Decrease) increase to income before cumulative effect of a change in accounting principle	$(450)	$232	$(1,232)

(Decrease) increase to income before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.00	$0.00	$0.00

The table below presents pro forma income (loss) and income (loss) per common share before cumulative effect of a change in accounting principle for years ended December 31, 2002 and 2001 as if the Company had adopted the SFAS No. 143 as of January 1 of each year (in thousands, except per share data):

	2002			2001
	Income applicable to common shares before cumulative effect of a change in accounting principle	Income per common share before cumulative effect of a change in accounting principle, basic	Income per common share before cumulative effect of a change in accounting principle, diluted	Net loss applicable to common shares	Net loss per common share, basic and diluted
As reported	$146,622	$0.40	$0.39	$(54,119)	$(0.28)
Change in accounting method SFAS No. 143	232	—	—	(1,232)	—

Pro forma	$146,854	$0.40	$0.39	$(55,351)	$(0.28)

The Company recorded $19.2 million, $5.2 million and $1.0 million of reclamation expense during the years ended December 31, 2003, 2002 and 2001, respectively, for non-operating properties.

NOTE 15    SALES CONTRACTS, COMMODITY AND FINANCIAL INSTRUMENTS

Newmont has an unhedged philosophy with respect to gold, and generally sells its gold production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of the Normandy acquisition, three of Normandy’s affiliates had a substantial derivative instrument position. These three affiliates are now known as Newmont Gold Treasury Pty Ltd., Newmont NFM and NYOL. Newmont is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gold Commodity Contracts

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

For the year ended December 31, 2003, a net gain of $28.3 million was included in Net income (loss) for the ineffective portion of derivative instruments designated as cash flow hedges and a net loss of $5.4 million for the change in fair value of gold commodity contracts that do not qualify as hedges (included in Gain (loss) on derivative instruments, net). The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $11.4 million. The maximum period over which hedged forecasted transactions are expected to occur is eight years.

During 2003, the Company extinguished the NYOL derivative liabilities, see Note 12 for further discussion.

The tables below are expressed in thousands of ounces of gold, and prices for contracts denominated in A$ have been translated to U.S.$ at the exchange rate at December 31, 2003 of U.S.$0.75 per A$1.

Gold Forward Sales Contracts

Newmont had no gold forward sales contracts at December 31, 2003, although positions existed at December 31, 2002. The fair values of these contracts at December 31, 2002 were as follows:

Fair Value
Gold Forward Sales Contracts:	U.S.$ (000)
(A$ Denominated)
Fixed Forwards	$(138,095)
Floating Rate Forwards	(37,401)
Synthetic Forwards	(34,222)

Total	$(209,718)

Gold Put Option Contracts

Newmont had the following gold put option contracts outstanding at December 31, 2003:

	Expected Maturity Date or Transaction Date					Total/ Average	Fair Value
Gold Put Option Contracts:	2004	2005	2006	2007	Thereafter		U.S.$ (000)
U.S.$ Denominated Fixed Purchased Puts:
Ounces (in thousands)	203	205	100	20	––	528	$(11,758)
Average price	$292	$292	$338	$397	$—	$305

Notes: Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the gold put option contracts outstanding at December 31, 2002 were as follows:

Fair Value
Put Option Contracts:	U.S.$ (000)
U.S.$ Denominated Fixed Purchased Puts	$(6,774)
A$ Denominated Fixed Purchased Puts	(3,690)
A$ Denominated Floating Purchased Puts	(12,140)

Total	$(22,604)

Gold Convertible Put Options and Other Instruments

Newmont had no gold convertible put option contracts and other instruments outstanding at December 31, 2003, although positions existed at December 31, 2002. The fair values of these contracts at December 31, 2002 were as follows:

Gold Convertible Put Options and Other Instruments:	Fair Value
U.S.$ (000)
(A$ Denominated)
Floating Convertible Put Options	$(102,952)
Indexed Forward Contracts	(6,794)
Knock-out/knock-in Contracts	(15,740)

Total	$(125,486)

Gold Sold Convertible Put Options

Newmont had no sold convertible put option contracts outstanding at December 31, 2003, although a position did exist at December 31, 2002. The fair value of the position at December 31, 2002 was negative $14.3 million.

Price-Capped Sales Contracts

In September 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The fair value of the forward sales contracts of $53.8 million was recorded as deferred revenue and will be included in sales revenue as delivery occurs n 2005 through 2011. The forward sales contracts are accounted for as normal sales contracts under SFAS 133.

Newmont had the following price-capped forward sales contracts outstanding at December 31, 2003:

	Expected Maturity Date or Transaction Date					Total/ Average
Price-capped contracts:	2004	2005	2006	2007	Thereafter
(U.S.$ Denominated)
Ounces (in thousands)	—	500	––	—	1,850	2,350
Average price	$—	$350	$—	$—	$384	$377

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Silver Commodity Contracts

During the three months ended September 30, 2003, Newmont entered into silver fixed forward contracts. These contracts have been designated as cash flow hedges of future silver by-product credits and, as such, changes in the market value have been recorded in Other comprehensive income, net of tax. Newmont had the following silver forward contracts outstanding at December 31, 2003:

	Expected Maturity Date or Transaction Date			Fair value at December 31, 2003
Silver Forward Contracts:	2004	2005	Total/ Average
(U.S.$ Denominated)
Ounces (in thousands)	1050	600	1,650	$(1,000)
Average price	$5.3	$5.5	$5.4

U.S.$/Gold Swap Contracts

Prior to Newmont’s acquisition of the company, Normandy entered into a U.S.$/gold swap contract whereby principal payments on U.S.$ bonds were swapped into gold-denominated payments of 600,000 ounces in 2008. Newmont Australia also received U.S.$ fixed interest payments and paid gold lease rates, which are indexed to market rates. This instrument was marked to market at each period end, with the change reflected in income until the contract was closed out during the NYOL buy back transaction (Note 12). However, the indexed portion of the transaction was held by the one counterparty which did not accept the offer. This position was extinguished as part of the NYOL voluntary administration process (Note 12). The fair value of this instrument at December 31, 2002 was a negative $87.2 million.

Other Sales Contracts, Commodity and Derivative Instruments

Foreign Currency Contracts

Newmont acquired certain cross currency swap contracts in the Normandy transaction intended to hedge the currency risk on repayment of U.S.$-denominated debt. These contracts were closed out during the quarter ended June 30, 2002 for net proceeds of $50.8 million. The contracts were accounted for on a mark-to-market basis until closed out, resulting in a loss $8.5 million for the period from February 15, 2002 through December 31, 2002.

Newmont also acquired currency swap contracts to receive A$ and pay U.S.$ designated as hedges of A$- denominated debt. The A$-denominated debt was repaid during the quarter ended June 30, 2002 and the contracts are currently undesignated. The contracts are accounted for on a mark-to-market basis. At December 31, 2003, they had a positive fair value of $7.7 million, and at December 31, 2002, they had a negative fair value of $21.9 million.

Interest Rate Swap Contracts

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% debentures and its $200 million 8.375% debentures (see Note 13). These transactions resulted in a reduction in interest expense of $6.9 million, $5.9 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The fair value of the ineffective portions accounted for as derivative assets was $5.3 million at December 31, 2003 and the fair value of the effective portions accounted for as fair value hedges were $7.7 million and $16.9 million at December 31, 2003 and 2002, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16    INCOME TAXES

The Company’s Income tax (expense) benefit consisted of:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Current:
United States	$(14,800)	$(9,866)	$6,280
Foreign	(228,333)	(110,324)	(38,499)

	(243,133)	(120,190)	(32,219)

Deferred:
United States	49,004	92,060	98,762
Foreign	(12,821)	8,230	(7,275)

	36,183	100,290	91,487

Total income tax (expense) benefit	$(206,950)	$(19,900)	$59,268

The Company’s Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle consisted of:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
United States	$286,853	$(186,281)	$(249,516)
Foreign	638,533	402,607	186,465

Total	$925,386	$216,326	$(63,051)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s income tax (expense) benefit differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of change in accounting principle	$925,386	$216,326	$(63,051)
United States statutory corporate income tax rate	35%	35%	35%

Income tax (expense) benefit computed at United States statutory corporate income tax rate	(323,885)	(75,714)	22,068
Reconciling items:
Percentage depletion and Canadian Resource Allowance	21,540	34,352	17,325
Change in valuation allowance on deferred tax assets	85,220	(2,506)	(17,269)
Acquisition related expenses	—	—	(4,375)
Effect of foreign earnings, net of allowable credits	27,766	16,728	29,537
US tax effect of minority interest attributable to non-U.S. investees	22,208	11,494	10,096
Rate differential for foreign earnings indefinitely reinvested	13,438	(4,994)	—
Resolution of tax issues associated with prior years	—	10,198	—
Foreign currency translation of monetary assets	(54,445)	(9,294)	—
Tax effect of changes in tax laws	35,695	—	—
Non-U.S. tax effect attributable to the extinguishment of debt	(35,629)	—	—
Other	1,142	(164)	1,886

Total Income tax (expense) benefit	$(206,950)	$(19,900)	$59,268

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the Company’s consolidated deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Depletion of the cost of mineral interests	$229,225	$204,661
Exploration costs	69,039	61,023
Depreciation	84,958	83,255
Capitalized mining costs	33,707	53,920
Net operating losses and tax credits	388,796	402,188
Retiree benefit and vacation accrual costs	83,995	82,692
Remediation and reclamation costs	81,204	70,547
Foreign currency exchange	11,661	36,114
Derivative instruments	18,649	137,356
Unrealized loss on investments	11,055	19,543
Other	44,081	39,081

	1,056,370	1,190,380
Valuation allowance for deferred tax assets	(230,298)	(377,501)

Deferred tax assets, net of valuation allowance	826,072	812,879

Deferred tax liabilities:
Net undistributed earnings of subsidiaries	(32,615)	(156,049)
Unrealized gain on investments	(75,092)	(35,729)
Depletable and amortizable costs associated with mineral rights	(342,641)	(352,454)
Depreciation	(14,539)	(76,434)
Capitalized mining costs	(124,951)	(32,099)
Foreign currency exchange	(21,727)	—
Capitalized interest	(21,862)	(25,390)
Other	(17,890)	(6,766)

Deferred tax liabilities	(651,317)	(684,921)

Net deferred tax assets	$174,755	$127,958

Net deferred tax assets consist of:

	Years Ended December 31,
	2003	2002
	(in thousands)
Current deferred tax assets	$73,665	$51,451
Non-current deferred tax assets	752,407	761,428
Current deferred tax liabilities	(18,182)	(28,469)
Non-current deferred tax liabilities	(633,135)	(656,452)

Net deferred tax assets	$174,755	$127,958

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Newmont intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $840 million and $971 million at December 31, 2003 and 2002, respectively. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable.

As of December 31, 2003 and December 31, 2002, the Company had (i) $889.5 million and $784.6 million of net operating loss carryforwards respectively; and (ii) $111.7 million and $172.4 million of tax credit carryforwards respectively. Of the amounts of net operating loss carryforwards, $127.1 million and $153.9 million, respectively, are attributable to acquired mining operations conducted in the United States and will begin expiring in 2013 if not utilized before then. As of December 31, 2003, another $762.3 million of net operating losses carryforwards are attributable to acquired mining operations in Australia for which current tax law provides no expiration period. The remaining net operating losses available are attributable to acquired entities and have various temporal and other limitations that may restrict the ultimate realization of the tax benefits of such tax attributes.

Tax credit carryforwards of $85.3 million and $128.1 million consist of foreign tax credits available in the United States and substantially all such credits not utilized in the interim period will expire at the end of 2006. Other credit carryforwards in the amounts of $26.4 million and $44.3 million, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

The Company decreased the valuation allowance related to deferred tax assets by $147.2 million during 2003. The decrease resulted primarily from the reversal of valuation allowances associated with acquired U.S. and Australian net operating losses and U.S. foreign tax credits due to sufficient evidence to support the future realization of these deferred tax assets, along with the transfer or expiration of certain non-U.S. net operating losses. The remaining valuation allowance is primarily attributable to foreign tax credits and tax losses at the Company’s non-U.S. subsidiaries, which are required due to the uncertainty of utilizing the credits during the prescribed carryforward period from certain limitations under U.S. tax law and the ability of the non-U.S. subsidiaries to generate sufficient taxable income to realize the loss carryforwards, respectively. Of the above valuation allowance recorded as of December 31, 2003 and 2002, $81.3 million and $166.9 million, respectively, is attributable to deferred tax assets for which any subsequently recognized tax benefits will be allocated to reduce goodwill related to the acquisition of Normandy. Of the net decrease of $85.6 million, goodwill was reduced by $34.8 million related to the realization of deferred tax assets in 2003 for the acquisition of Normandy and by $9.0 million for the transfer or expiration of non-U.S. tax losses recorded at the Normandy acquisition. The reversal of $12.5 million of the valuation allowance related to the U.S. foreign tax credits will be recorded to shareholders’ equity upon realization of those deferred tax assets.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The breakdown of the Company’s net deferred tax assets (liabilities) between the United States and foreign taxing jurisdictions is as follows:

	Years Ended December 31,
	2003	2002
	(in thousands)
United States	$399,990	$344,913
Foreign	(225,235)	(216,955)

Deferred tax assets	$174,755	$127,958

NOTE 17    STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Newmont Common Stock

During November 2003, Newmont completed an equity offering of 25 million shares of common stock under its existing shelf registration statement filed with the Securities and Exchange Commission. The gross proceeds of approximately $1.0 billion from this offering are intended to be used for general corporate purposes, which could include the funding of new project development, other capital expenditures and repayment of debt.

During April and December 2003, Newmont issued approximately 4.4 million shares of common stock in connection with the NFM Scheme of Arrangement and 0.8 million shares of common stock in connection with the acquisition of Moydow’s interest in the Ntotoroso property, respectively. During February 2002, Newmont issued 110.5 million shares of common stock (or exchangeable shares) for the acquisition of Franco-Nevada and 86.5 million shares plus cash for the acquisition of Normandy. During January 2001, Newmont issued 24.1 million shares of common stock in exchange for Battle Mountain common stock and Battle Mountain exchangeable shares. These transactions are discussed in Notes 3 and 9.

The Company paid dividends of $0.17 per common share of Newmont stock during 2003 and $0.12 per common share in each of 2002 and 2001.

Treasury Shares

Treasury stock is acquired by the Company when restricted stock (see Note 19) vests. At vesting, a participant has a tax liability and, pursuant to the participant’s award agreement, may elect withholding of restricted stock in full or partial satisfaction of such tax obligation, but only to the extent that such restricted stock has become fully vested. The withheld stock is accounted for as treasury stock and carried at the par value of the related common stock.

Exchangeable Shares

In connection with the acquisition of Franco-Nevada in February 2002, certain holders of Franco-Nevada common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco-Nevada) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitled holders to dividends and other rights economically equivalent to holders of Newmont common stock. At December 31, 2003 and 2002, the value of these no-par shares was included in Additional paid-in capital.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Preferred Stock

In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 cumulative preferred stock as of May 15, 2002. Pursuant to the terms of the cumulative convertible preferred stock, Newmont paid a redemption price of $50.325 per share, plus $0.8125 per share for accrued dividends at the redemption date. In settlement of the total redemption price of $51.1375 per preferred share, Newmont issued each holder of record 1.19187 shares of its common stock and cash for any remaining fractional interests.

The Company did not pay any preferred stock dividends during 2003 and paid $3.7 million and $7.5 million in preferred stock dividends in 2002 and 2001, respectively.

Warrants

As of December 31, 2002, Newmont Mining Corporation of Canada Limited (“NMCCL”) had 2.2 million Class A warrants outstanding that expired during September 2003. Each Class A warrant, plus CDN$200, was exchangeable for 3.2 shares of Newmont common stock. None of the Class A warrants were exercised before expiration. NMCCL also had 2.1 million Class B warrants outstanding as of December 31, 2002 with an expiration date in November 2003. Each Class B warrant, plus CDN$100 per warrant, was exchangeable for 2.464 shares of Newmont common stock. Of the total Class B warrants, 99.9% were exercised before expiration.

Earnings per Share

The 3.1 million difference between the 410.6 million basic weighted-average common shares outstanding and the 413.7 million diluted weighted-average common shares outstanding at December 31, 2003 is due to the assumed conversion of employee stock options. Employee stock options with exercise prices greater than the average market price were excluded from the December 31, 2003 diluted weighted-average common shares because the effect would have been anti-dilutive. Employee stock options are potentially outstanding for up to ten years.

The 2.1 million difference between the 370.9 million basic weighted-average common shares outstanding and the 373.0 million diluted weighted-average common shares outstanding at December 31, 2002 was due to the assumed conversion of employee stock options. Approximately 5.2 million employee stock options with exercise prices greater than the average market price and 0.5 million shares that could be issued upon conversion of the Company’s 6% Convertible Subordinated Debentures were excluded from the December 31, 2002 diluted weighted-average common shares because the effect would have been anti-dilutive.

Basic and diluted EPS are the same in 2001 as all potential common stock instruments, consisting of options, warrants and convertible preferred stock, were anti-dilutive.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18    STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Comprehensive income (loss)
Net income (loss)	$475,667	$158,061	$(46,644)

Other comprehensive income (loss):
Unrealized (loss) gain on marketable equity securities, net of tax of $1,572, $9,426 and $(11,941), respectively	(5,044)	(12,824)	18,290
Foreign currency translation adjustments	23,182	3,622	(3,241)
Cumulative effect of change in accounting principle (Note 24), net of tax of $(917)	—	—	1,703
Minimum pension liability adjustments, net of tax of $(189), $15,429 and $(244), respectively	350	(28,655)	453
Changes in fair value of cash flow hedge instruments, net of tax of $(26,650), $8,176 and $466, respectively	68,365	(16,721)	(865)

Total other comprehensive income (loss)	86,853	(54,578)	16,340

Comprehensive income (loss)	$562,520	$103,483	$(30,304)

	At December 31,
	2003	2002
	(in thousands
Accumulated other comprehensive income (loss):
Unrealized gain on marketable equity securities, net of tax of $(188) and $(1,384), respectively	$467	$5,511
Foreign currency translation adjustments	153	(23,029)
Minimum pension liability adjustments, net of tax of $16,291 and $16,490, respectively	(30,274)	(30,624)
Changes in fair value of cash flow hedge instruments, net of tax of $(18,929) and $7,724, respectively	52,481	(15,884)

Accumulated other comprehensive income (loss)	$22,827	$(64,026)

During 2003, 2002 and 2001, the Company reclassified approximately $16.9 million, $1.9 million and $0.4 million of gains related to the cash flow hedge instruments from Other comprehensive income (loss) to Revenues to reflect maturities of such instruments.

NOTE 19    STOCK OPTIONS

Employee Stock Options

The Company maintains stock option plans for executives and eligible employees. Under the Company’s stock option plans, options to purchase shares of stock can be granted with exercise prices equal to or greater than the market value of the underlying stock at the date of grant. The options vest over periods ranging from two to four years and are exercisable over periods of up to ten years. In addition, the Company has a non-employee directors stock plan (the “Directors Plan”) under which non-employee directors were, before 2003, entitled to

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive stock options in lieu of other compensation. At December 31, 2003, 11,767,961 shares were available for future grants under the Company’s employee stock plans. In conjunction with the Directors Plan, 5,592 options were issued and outstanding at December 31, 2003.

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	13,108,428	$27.43	12,314,157	$27.92	12,671,674	$28.76
Options assumed from Franco-Nevada	—	$—	3,215,536	$16.76	—	$—
Granted	2,014,600	$39.92	1,798,224	$26.44	1,439,548	$22.38
Exercised	(4,025,689)	$24.25	(3,797,332)	$17.73	(403,673)	$18.64
Forfeited and expired	(467,890)	$41.38	(422,157)	$33.62	(1,393,392)	$32.56

Outstanding at end of year	10,629,449	$30.02	13,108,428	$27.43	12,314,157	$27.92

Options exercisable at year end	7,245,460	$28.05	10,213,935	$27.79	9,448,459	$28.66
Weighted-average fair value of options granted during the year	$17.66		$12.66		$12.98

The following table summarizes information about stock options outstanding at December 31, 2003, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting (included in the “All Stock Options” table):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $20	2,904,326	4.5	$17.28	2,879,076	$17.31
$20 to $24	1,917,516	7.6	$22.99	1,180,743	$22.70
$25 to $29	2,493,161	7.5	$28.00	1,015,320	$27.65
$30 to $49	1,423,261	2.3	$37.53	1,420,568	$37.54
$49 to $108	1,801,322	7.0	$54.11	704,822	$60.92

$10 to $108	10,539,586	5.9	$29.88	7,200,529	$27.91

Certain key executives were granted options that, although the exercise price was equal to the fair market value on the date of grant, cannot be exercised when otherwise vested unless the market price of Newmont’s common stock is a defined amount above the option exercise price. In addition, the same executives were granted options with exercise prices in excess of the fair market value on the date of grant. Generally, these key executive options vest over a period of one to five years and are exercisable over a ten-year period. At December 31, 2003,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

89,863 of these options were outstanding and 44,931 were exercisable. Information about these stock options outstanding (included in the “All Stock Options” table) at December 31, 2003 is summarized below:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options with exercise prices in excess of the fair market value on the date of the grant	$48.00 to $56.00	44,931	0.9 years	$52.08	44,931	$52.08
Options that cannot be exercised until the market price exceeds a fixed amount above the exercise price	$40.00	44,932	0.9 years	$40.07	—	—

The Company’s U.S. income taxes payable have been reduced, and the deferred tax assets increased, for the tax benefits associated with the exercise of employee stock options. The Company is entitled to a deduction equal to the excess of the fair market value of the stock issued at the date of exercise over the amount received from the employee (the option exercise price). These tax benefits were credited directly to shareholders’ equity as additional paid in capital and amounted to $19.3 million for 2003, and zero for 2002 and 2001, respectively.

Other Stock-Based Compensation

The Company grants restricted stock to certain employees. These shares are granted upon achievement of certain financial and operating thresholds at fair market value on the grant date. These stock grants are subject to certain restrictions related to ownership and transferability. In 2003, 2002 and 2001, 170,019, 180,368 and 248,601 shares of restricted stock, respectively, were issued, of which 242,116 and 234,515 shares remained restricted at December 31, 2003 and 2002, respectively. The weighted-average fair value of the stock grants were $25.98, $21.15 and $16.88 in 2003, 2002 and 2001, respectively. Compensation expense recorded for these grants was $13.1 million, $6.0 million and $3.3 million in 2003, 2002 and 2001, respectively.

The Company granted deferred stock awards to certain other employees. The awards vest after two years, at which time the related shares are issued free of any restrictions. In 2003, 2002 and 2001, respectively, deferred stock awards were granted equivalent to 174,795, 187,836 and 214,000 shares of stock, at weighted-average fair values of $36.76, $26.07 and $24.34 per share. At December 31, 2003 and 2002, 340,060 and 373,834 deferred stock awards remained outstanding, respectively. Compensation expense recorded for these grants was $4.8 million, $3.2 million and $0.8 million in 2003, 2002 and 2001, respectively.

NOTE 20    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

Pension Plans

The Company’s pension plans include: (1) two qualified non-contributory defined benefit plans (for salaried employees and substantially all domestic hourly union employees); (2) one non-qualified plan (for salaried employees whose benefits under the qualified plan are limited by federal legislation); (3) two qualified plans for salaried and hourly Canadian employees and (4) a non-qualified international plan (for select employees who are not eligible to participate in the U.S.-based plans because of citizenship). The vesting period for plans identified

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in (1) and (2) is five years of service. These plans’ benefit formulas are based on an employee’s years of credited service and either (i) such employee’s highest consecutive five years average pay (salaried plan) or (ii) a flat dollar amount adjusted by a service-weighted multiplier (hourly plan). The Canadian plans are fully vested upon remittance and the benefit formula is based on a percentage of annual pay. The international retirement plan’s basic and savings accounts have a graded vesting schedule and are fully vested after four years of service. The international retirement plan’s supplemental account is vested after attaining age 55 with 10 years of service or attaining age 62. The plan’s benefit formula is based on a percentage of compensation as defined in the plan document.

Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974.

Other Benefit Plans

The Company provides defined medical benefits to qualified retirees (and to their eligible dependents) who were salaried employees and defined life insurance benefits to qualified retirees who were salaried employees. In general, participants become eligible for these benefits upon retirement directly from the Company if they are at least 55 years old and the combination of their age and years of service with the Company equals 75 or more. This benefit is no longer provided to employees who joined the Company after January 1, 2003. The Company provides defined medical benefits to retirees (and their eligible dependents) who were Canadian salaried employees at the Golden Giant, Holloway and the closed Silidor mines, or Canadian hourly employees at the Holloway and the closed Silidor mines, and defined benefit life insurance benefits to retirees who were Canadian salaried and hourly employees at the Golden Giant and Holloway mines. Employees become eligible for these benefits upon retirement from the Company on or after age 55. Retirees receive medical benefits until they reach age 65.

Defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for the two-year period ended December 31, 2003, and a statement of the funded status as of December 31, 2003 and 2002 (in thousands):

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit obligation at beginning of year	$251,430	$216,240	$69,013	$59,024
Service cost-benefits earned during the year	9,389	8,307	2,981	2,720
Interest cost	16,520	15,845	3,752	4,161
Amendments	—	636	(10,243)	3,076
Actuarial loss	24,220	31,769	5,762	2,135
Foreign currency exchange loss	179	8	332	18
Settlement payments	—	(2,656)	—	—
Benefits paid	(12,704)	(18,719)	(2,503)	(2,121)

Benefit obligation at end of year	$289,034	$251,430	$69,094	$69,013

Accumulated Benefit Obligation	$250,962	$218,545	N/A	N/A

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$131,267	$151,305	$—	$—
Actual return (loss) on plan assets	29,365	(11,069)	—	—
Employer contributions	22,390	12,334	2,503	2,121
Foreign currency exchange gain	1,347	72	—	—
Settlement payments	—	(2,656)	—	—
Benefits paid	(12,704)	(18,719)	(2,503)	(2,121)

Fair value of assets at end of year	$171,665	$131,267	$—	$—

Funded status	$(117,369)	$(120,163)	$(69,094)	$(69,013)
Unrecognized prior service cost	7,791	8,636	(8,595)	1,218
Unrecognized net loss (gain)	84,663	80,037	(6,531)	(13,053)
Unrecognized net asset	(24)	(30)	—	—

Accrued cost	$(24,939)	$(31,520)	$(84,220)	$(80,848)

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are not funded, but exist as general corporate obligations. The information contained in the above tables indicates the combined funded status of qualified and non-qualified plans, in accordance with accounting pronouncements. Assumptions used for IRS purposes differ from those used for accounting purposes. The funded status shown above compares the projected benefit obligation (“PBO”) of all plans, which is an actuarial present value of obligations that takes into account assumptions as to future compensation levels of plan participants, to the fair value of the assets held in trust for the qualified plans. Accounting pronouncements also prescribe a computation for the plans’ accumulated benefit obligation (“ABO”), which is an actuarial present value of benefits (whether vested or nonvested) attributed to employees based on employee service and compensation prior to the end of the period presented. The Company expects to contribute approximately $38 million during 2004.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following plans have an ABO in excess of the market value of plan assets (in millions):

	2003			2002
	PBO	ABO	Market value of plan assets	PBO	ABO	Market value of plan assets
Qualified plan—salaried employees	$230.0	$199.2	$146.3	$201.8	$175.5	$110.3
Non-qualified plan—salaried employees	$30.2	$23.8	—	$23.9	$18.3	—
Qualified plan—hourly employees	$24.7	$23.9	$18.1	$21.9	$21.1	$14.6
Non-qualified plan—international	$3.2	$3.1	—	$3.1	$2.9	—

The following table provides amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Amounts recognized in the consolidated balance sheets:
Accrued benefit cost	$(79,295)	$(87,270)	$(84,220)	$(80,848)
Intangible asset	7,791	8,636	—	—
Accumulated other comprehensive income	46,565	47,114	—	—

Net amount recognized	$(24,939)	$(31,520)	$(84,220)	$(80,848)

In accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” an adjustment was required to reflect a minimum liability for the non-qualified pension plan in 2003, 2002, and 2001, one of the qualified salary plans in 2003 and 2002, and one of the hourly pension plans and the international plan in 2003, 2002 and 2001. As a result of such adjustment, an intangible asset was recorded, and (to the extent the minimum liability adjustment exceeded the unrecognized net transition liability), gains (losses) were recorded in Other comprehensive income (loss), net of tax of $0.4 million, $(28.7) million and $0.5 million (net of related deferred income tax benefits) for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table provides components of net periodic pension benefit cost for the indicated fiscal years:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
	(in thousands)			(in thousands)
Components of net periodic pension benefit cost:
Service cost	$9,389	$8,307	$8,075	$2,981	$2,720	$2,422
Interest cost	16,520	15,845	14,545	3,752	4,161	3,700
Expected return on plan assets	(12,062)	(14,427)	(15,513)	—	—	—
Amortization of prior service cost	844	1,042	1,044	(431)	3,222	146
Amortization of loss (gain)	2,285	627	128	(797)	(927)	(1,102)
Amortization of net obligation (asset)	(6)	(90)	143	—	—	—
Settlements	—	2,135	—	—	—	—
Benefit enhancement for early retirement	—	—	20,811	—	—	1,328

Total net periodic pension benefit cost	$16,970	$13,439	$29,233	$5,505	$9,176	$6,494

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the pension plans, prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized over the average remaining service period of active participants. Pension and postretirement benefits are accrued during an employee’s service to the Company.

During 2003, amendments were made to the post-retirement medical plan resulting in a $10.2 million reduction to the obligation at December 31, 2003. Newmont has adopted a five-year strategy that will increase retirees’ monthly contributions for Plan coverage. The goal is to provide a competitive and equitable Retiree Medical Plan in which Newmont will bear the majority of the cost. To meet this objective, retirees must pay a higher percentage of the cost of their coverage than they currently do. However, the plan is to phase in this change over a period of five years so that retirees’ total monthly contributions cover 25% of the Plan’s costs by the year 2008. In addition, the monthly contributions paid by future retirees who are salaried employees who were under age 50 on January 1, 2003 and who have an adjusted hire date before January 1, 2003 will vary depending upon their years of service at the time of their retirement from Newmont. Employees hired after January 1, 2003 will no longer be eligible for post-retirement medical benefits.

On February 6, 2001, the Company informed certain of its employees of their eligibility to participate in an early retirement program. Participation in the program was entirely voluntary and could be elected anytime between February 7, 2001 and March 23, 2001. The program offered eligible employees three additional years of age and service when calculating their benefits under the Company’s existing pension and post-retirement benefit plans. In addition to the three years of age and service, employees were given a $500 per month supplement payable until age 62 or for two years if longer. Employees who elected the early retirement program also received a severance payment of two weeks of pay for each completed year of service plus four weeks. The employees could elect to receive the severance payment as a lump sum or in the form of monthly payments. For those participants who were not yet eligible for post-retirement medical coverage, they received medical coverage for three years, or until they met the eligibility requirement, whichever came first. The Company recognized a one-time expense of approximately $22.1 million during the three-month period ended March 31, 2001, when the obligation was incurred, during which the employees elected to participate in the early retirement program.

Significant assumptions as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2003	2001
Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount rate	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Expected return on plan assets	8.00%	9.25%	9.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2003, Newmont made a decision to use 8% as the expected return on plan assets for fiscal year 2003 and will continue to use 8% for 2004. This decision was based on an analysis of the actual returns over multiple time horizons and review of assumptions used by other U.S. corporations with defined benefit plans of similar size and investment strategy as Newmont. The average actual return on plan assets during the 15 years ended December 31, 2003 approximated 10%.

The pension plan employs two independent multi-product investment firms which invest the assets of the plan in certain approved funds that correspond to the specific asset classes and associated target allocations designated by the board of directors of the Company. Depending upon actual sector performance, the assets in the plan are periodically rebalanced to match the established target levels for the asset classes. This rebalancing may be accomplished through actual transfer of funds between asset classes and managers, or through targeted cash contributions and/or distributions. The goal of the pension fund investment program is to achieve expected rates of return consistent with the investment risk associated with the approved investment portfolio. The investment performance of the plan and that of the individual investment firms is measured against recognized market indices. This performance is monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. The performance of the plan is reviewed annually with the Audit Committee of the Company’s board of directors. The following is a summary of the target asset allocations for 2004 and the actual asset allocation for 2003.

Asset Allocation	Target	Actual at December 31, 2003
U.S. Equities	45%	45.8%
International Equities	20%	22.2%
Fixed Income	35%	31.6%
Other*	0%	0.4%

*	Comprised primarily of cash held for near-term liquidity needs

The assumed health care cost trend rate to measure the expected cost of benefits was 10% for 2004, 9% for 2005, 8% for 2006, 7% for 2007, 6% for 2008, and 5% each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$1,400	$(1,100)
Effect on the health care component of the accumulated postretirement benefit obligation	$9,500	$(7,400)

Savings Plans

The Company has two qualified defined contribution savings plans, one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% and 5% of base salary for the salaried (including non-union hourly employees) and hourly plans, respectively. Matching contributions are made with Newmont stock; however, no

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

holding restrictions are placed on such contributions, which totaled $8.2 million in 2003, $8.2 million in 2002 and $9.9 million in 2001.

NOTE 21	DIVIDENDS, INTEREST INCOME, FOREIGN CURRENCY EXCHANGE AND OTHER INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Dividends and interest income	$10,554	$14,139	$2,976
Foreign currency exchange gain (loss), net	96,971	14,020	(5,088)
Gain on sale of mining and exploration properties	15,394	6,112	3,098
Other	9,279	5,614	6,401

Total	$132,198	$39,885	$7,387

As of December 31, 2003, the Company converted a substantial portion of the Canadian dollar-denominated intercompany loans to long-term notes, as the Company does not intend to settle these loans in the foreseeable future. As a result, the Company will no longer record foreign currency gains and losses in earnings with respect to the converted long-term notes.

NOTE 22	WRITE-DOWN OF LONG-LIVED ASSETS

Write-down of long-lived assets totaled $35.3 million, $3.7 million and $32.7 million during the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 write-down primarily related to a $28.4 million impairment charge at Golden Giant, part of the Other North America Segment, and a select number of idle vehicles in the mobile fleet at Yanacocha, which were reduced to their residual value. The impairment charge at Golden Giant resulted from a reevaluation of the life-of-mine plan which eliminated marginal stopes and reflected higher projected life-of-mine operating costs that led to reduced proven and probable reserves and increased life-of-mine operating costs. The 2002 write-down related to an impairment charge for exploration stage mineral interests at Ity and fixed assets at Kori Kollo. The 2001 write-down primarily related to fixed assets at Minahasa, part of the Other International Segment, due to a reevaluation of the life-of-mine plan that resulted in a reduction of proven and probable reserves. Newmont is currently evaluating the mine plan at Ovacik relative to certain uncertainties that exist at the operation, including land access, changes in Turkish taxation legislation and the operating costs of underground operations. If such uncertainties are not favorably resolved, is reasonably possible that the Company could recognize a charge for impairment of the long-lived assets at Ovacik. The carrying value of Ovacik’s long-lived assets at December 31, 2003 was approximately $52.1 million.

NOTE 23	RELATED PARTY TRANSACTIONS

During 2003, Newmont conducted business with AGR, in which Newmont held a 40% interest at December 31, 2003. Gold sales to AGR totaled $33.1 million, and Newmont incurred refining charges of $1.0 million. During 2002, gold sales to AGR totaled $47.9 million, and Newmont incurred refining charges of $0.7 million.

During 2003, 2002 and 2001, Newmont was entitled to a “Technology and Know-How” royalty from the Batu Hijau operation of $8.7 million, $9.1 million and $9.4 million, respectively. The amount payable to Newmont as of December 31, 2003 and 2002 was $64.5 million and $55.8 million, respectively. Royalty

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments could not be made during the deferral period of certain Batu Hijau third party debt. The deferred payments were fully paid in November 2003.

See Note 10 for a discussion of Newmont’s investments in AGR and Batu Hijau.

NOTE 24	ACCOUNTING CHANGES

Reclamation and Remediation (Asset Retirement Obligations)

In August 2001, the FASB issued SFAS No. 143, which established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted as required on January 1, 2003. See Note 14 for complete disclosure of the impact of adopting SFAS 143.

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

The table below presents the pro forma effects of the accounting change on Income (loss) before cumulative effect of a change in accounting principle had it been in effect for the year ended December 31, 2001.

(Increase)/decrease to loss before cumulative effect of a change in accounting principle (in millions, except per share data)
Depreciation, depletion and amortization	$2.0
Income tax expense	(0.7)

Loss before cumulative effect of a change in accounting principle	$1.3

Loss before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.01

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the pro forma Income (loss) before cumulative effect of a change in accounting principle per common share for the year ended December 31, 2001 giving effect to the change discussed above:

Pro forma loss applicable to common shares before cumulative effect of a change in accounting principle	$(52.8)

Pro forma loss applicable to common shares before cumulative effect of a change in accounting principle per share, basic and diluted	$(0.27)

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

NOTE 25	SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by operating activities included the following cash payments:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Income taxes, net of refunds	$194,297	$86,816	$76,020
Interest	$123,166	$137,706	$91,944

Capital Leases

In 2003, 2002 and 2001, Newmont entered into certain leases (see Note 8) that resulted in non-cash increases to Property, plant and mine development, net and Long-term debt of $2.9 million, $6.1 million and $3.4 million, respectively.

Acquisitions

During 2003, the Company completed the acquisition of the remaining minority interest of Newmont NFM. On April 29, 2003, Newmont Mining Corporation issued 4,437,506 common shares to the CHESS Depository Nominees Pty Ltd, and in turn, 44,375,060 CDIs were issued to former Newmont NFM shareholders. The market value of the newly issued Newmont Mining Corporation shares was approximately $105 million, based on the average quoted value of the shares of $23.58 two days before and after November 28, 2002, the date the terms of the transaction were agreed upon and announced. The market value of the issued shares, together with the cash consideration paid to those shareholders who elected to accept the buy-back offer of approximately $10 million (including transaction costs), gave rise to a total purchase price of approximately $115 million. Newmont performed a purchase price allocation that gave rise to goodwill of $93.3 million arising from the acquired interest (see Note 3).

In addition, during 2003, Newmont completed its purchase of Moydow’s 50% interest in the Ntotoroso property in exchange for 800,000 Newmont common shares and other consideration. The non-cash transaction resulted in a $30.3 million increase in stockholders’ equity based on the average quoted value of Newmont’s shares of $37.89 per share two days before and after August 25, 2004, the date the terms of the transaction were agreed upon and announced. The purchase price was allocated primarily to development and exploration stage mineral interests and deferred taxes (see Note 9).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, the Company acquired 100% of Franco-Nevada and Normandy in exchange for 197 million shares of Newmont stock, the assumption of $2,575.4 million in liabilities, including $913.7 million in debt, and other cash and equity consideration. The fair value of the assets acquired was $6,922.7 million, including total identifiable intangible assets of $1,386.8 million and goodwill of $3,024.6 million. The complete purchase price allocation for the Franco-Nevada and Normandy acquisitions is presented in Note 3.

Compensation Plans

The Company issued shares of common stock for various employee compensation plans resulting in non-cash increases to stockholders’ equity. See Note 19, Other Stock-Based Compensation and Note 20, Savings Plans.

Sales

In November 2003, Newmont sold the Mesquite mine to Western Goldfields, Inc. (“WGI”). Under the terms of the transaction, Newmont sold the majority of the assets of the operation to WGI in exchange for restricted common stock and warrants to purchase common stock of WGI, a 50% net profits interest royalty on future production from existing leach pads, a net smelter return royalty on production from future expansion, and the assumption of reclamation and remediation liabilities associated with the operation by WGI. Newmont was also released from the performance bonds for reclamation, remediation, mine closure and other obligations associated with the Mesquite assets. The transaction did not have a significant impact on Newmont’s results of operations, cash flows or financial position.

In December 2003, NYOL sold the Wiluna mine, surrounding tenements and related assets to a company, whose principals are certain members of the Wiluna mine’s management, for approximately A$3.5 million (U.S.$ 2.6 million) and the assumption of the reclamation and remediation liabilities by the buyer. This transaction resulted in a gain of $10.6 million.

Deferred Revenue

In the third quarter of 2001, Newmont entered into transactions that closed out certain written call option contracts with a series of price-capped contracts as described in Note 15. These transactions resulted in a non-cash increase of $53.8 million to Deferred revenue from sale of future production for the initial fair value of these contracts.

NOTE 26	SEGMENT AND RELATED INFORMATION

Newmont predominantly operates in a single industry, engaged in worldwide gold production, exploration for gold and acquisition of gold properties. Newmont’s major gold operations are in North America, South America and Australia. Other international mining operations include small gold producing properties in Indonesia, Uzbekistan, Turkey and New Zealand. Newmont also has a Base Metals Segment engaged in copper and zinc production, an Exploration Segment, and a Merchant Banking Segment. The Company’s identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the applicable geographic or corporate level for segment reporting purposes. Earnings from operations do not include general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments). Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. In conjunction with the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisitions described in Note 3, the Company has modified its reporting structure and related segment disclosure.

The Exploration Segment is responsible for all activities, regardless of location, associated with the Company’s efforts to discover new mineralized material (see Note 2) that will advance into proven and probable reserves. Internally generated proven and probable reserve additions are attributed to the Exploration Segment to the extent that such additions are derived from (i) a discovery made by the Company or Normandy; or (ii) a discovery made on previously acquired properties (whether acquired by the Company or by Normandy, prior to its acquisition by the Company) as a result of exploration efforts conducted subsequent to the acquisition date.

Merchant Banking activities include the development of value optimization strategies for operating and non- operating assets, managing the equity investment portfolio, business development activities related to potential merger and acquisition analysis and negotiations, managing and building the royalty business, managing the investments in the down-stream gold refining business, mobilizing and monetizing inactive exploration properties, capitalizing on Newmont’s proprietary technology know-how and acting as an internal resource for other corporate divisions to improve and maximize business outcomes. For segment reporting purposes, the Merchant Banking Segment is considered to be a separate operating segment because it engages in activities from which it earns revenues and incurs expenses and its operating results are regularly and separately reviewed by the Chief Operating Decision Maker.

During the year ended December 31, 2003, Newmont made certain reclassifications in its segment presentation for the years ended December 31, 2002 and 2001 to conform to changes in presentation reflected in internal management reporting.

The primary reclassifications for the year ended December 31, 2002 are as follows: (i) the amortization to Sales, net of Accumulated other comprehensive income (loss) related to closed out derivative positions that were previously classified as cash flow hedges has been reclassified from Other Australia to Corporate and Other; (ii) interest expense not specifically related to project financing has been reclassified from Other Australia to Corporate and Other; (iii) Gain on investments, net has been reclassified from Corporate and Other to Merchant Banking; (iv) research and development expense was reclassified from various segments to Corporate and Other; and (v) exploration expense related to certain advanced development sites was reclassified from various segments to Other International Operations. The Company also made other minor reclassifications between segments for the year ended December 31, 2002 to conform to 2003 presentation. The effects of all reclassifications for the year ended December 31, 2002 on Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle were increases of $0.6 million, $0.1 million, $0.1 million, $45.4 million, $4.3 million and $46.2 million for the Yanacocha, Other South America, Pajingo, Other Australia, Exploration and Merchant Banking Segments, respectively, and decreases of $0.8 million, $11.5 million and $84.4 million for Other North America, Other International Operations and Corporate and Other, respectively.

Newmont also made certain reclassification in Total assets by segment at December 31, 2002. The primary reclassifications were as follows: (i) deferred income tax assets were reclassified from all segments to Corporate and Other; (ii) the investment in AGR was reclassified from Other Australia to Merchant Banking; (iii) the investment in AMC was reclassified from Other Australia to Corporate and Other; (iv) all marketable securities were reclassified from Other Australia to Merchant Banking; and (v) the assets of certain development sites were reclassified from various segments to Other International Operations. The Company also made other minor reclassifications of Total assets between segments at December 31, 2002 to conform to 2003 presentation. The effects of all reclassifications on Total assets at December 31, 2002 were increases of $243.1 million, $1.7 million, $30.7 million and $321.3 million at Other International Operations, Base Metals, Merchant Banking

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Corporate and Other, respectively, and decreases of $2.5 million, $15.8 million, $0.1 million, $4.8 million, $469.7 million and $103.9 million in Nevada, Yanacocha, Other South America, Pajingo, Other Australia and Exploration, respectively.

The primary reclassification for the year ended December 31, 2001 was that exploration expense was reclassified from Corporate and Other to Exploration. Newmont also made other minor reclassifications between segments for the year ended December 31, 2001 to conform to 2003 presentation. The effects of all reclassifications for the year ended December 31, 2001 on Pre-tax income (loss) before minority interest and equity income of affiliates were increases of $0.1 million and $7.2 million in Nevada and Corporate and Other, respectively, and decreases of $0.5 million and $6.8 million in Other North America and Exploration, respectively.

Newmont also made certain reclassification in Total assets by segment at December 31, 2001. The primary reclassification resulted in assets being transferred from Corporate and Other and Exploration to Yanacocha. The Company also made other minor reclassifications of Total assets between segments at December 31, 2001 to conform to 2003 presentation. The effects of all reclassifications on Total assets at December 31, 2002 were increases of $0.3 million, $0.1 million and $67.9 million at Nevada, Other North America and Yanacocha, respectively, and decreases of $0.9 million, $5.2 million, $13.7 million and $48.5 million at Other South America, Pajingo, Exploration and Corporate and Other, respectively.

Financial information relating to Newmont’s segments is as follows:

Year Ended December 31, 2003

(in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$901.3	$150.1	$1,051.4	$1,036.4	$64.1	$1,100.5	$119.8	$572.2	$692.0
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investment, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.9	$—	$0.9	$0.1	$5.1	$5.2
Interest expense	$0.1	$—	$0.1	$2.6	$––	$2.6	$—	$—	$––
Exploration, research and development	$17.0	$0.2	$17.2	$12.8	$––	$12.8	$3.6	$4.7	$8.3
Depreciation, depletion and amortization	$137.7	$34.6	$172.3	$160.4	$6.8	$167.2	$29.2	$86.9	$116.1
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$150.5	$(7.4)	$143.1	$476.4	$13.8	$490.2	$42.4	$17.0	$59.4
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$0.8	$0.8
Cumulative effect of a change in accounting principle, net of tax	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(3.6)	$(2.8)
Amortization of deferred stripping, net	$(25.0)	$(0.3)	$(25.3)	$—	$—	$—	$—	$(5.3)	$(5.3)
Write down of long-lived assets	$—	$28.4	$28.4	$0.3	$—	$0.3	$—	$2.2	$2.2
Capital expenditures	$109.7	$6.2	$115.9	$194.2	$0.9	$195.1	$17.4	$75.9	$93.3
Deferred stripping costs	$62.3	$6.7	$69.0	$—	$—	$—	$—	$13.1	$13.1
Total assets **	$1,492.1	$103.7	$1,595.8	$1,204.1	$19.7	$1,223.8	$181.8	$1,114.9	$1,296.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$78.8	$136.7	$3,059.4	$74.8	$—	$—	$23.6	$3,157.8
Royalties	$—	$—	$—	$—	$—	$56.3	$—	$56.3
Gain on investments, net	$—	$—	$—	$—	$—	$83.2	$—	$83.2
Gain on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$186.7	$—	$186.7
Interest income	$0.1	$—	$6.3	$—	$—	$0.2	$4.0	$10.5
Interest expense	$0.7	$—	$3.4	$—	$—	$0.9	$84.3	$88.6
Exploration, research and development	$—	$21.2	$59.5	$4.3	$32.4	$7.3	$11.7	$115.2
Depreciation, depletion and amortization	$10.1	$35.7	$501.4	$29.1	$3.3	$26.5	$4.2	$564.5
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$35.1	$3.0	$730.8	$(3.1)	$(35.9)	$301.3	$(67.7)	$925.4
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(119.5)	$(119.5)
Equity income of affiliates	$—	$—	$0.8	$—	$—	$0.7	$82.9	$84.4
Cumulative effect of a change in accounting principle, net of tax	$(1.3)	$(3.2)	$(57.7)	$(0.3)	$—	$—	$23.5	$(34.5)
Amortization of deferred stripping, net	$—	$(6.4)	$(37.0)	$—	$—	$—	$—	$(37.0)
Write-down of long-lived assets	$—	$—	$30.9	$—	$0.2	$1.7	$2.5	$35.3
Capital expenditures	$9.2	$42.9	$456.4	$18.1	$0.5	$1.6	$24.8	$501.4
Deferred stripping costs	$—	$8.3	$90.4	$—	$—	$—	$—	$90.4
Total assets **	$97.0	$462.7	$4,676.0	$277.3	$1,183.0	$2,091.4	$2,822.5	$11,050.2

Year Ended December 31, 2002

(in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$848.2	$156.3	$1,004.5	$713.4	$87.7	$801.1	$92.9	$461.0	$553.9
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investment, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.4	$—	$0.4	$0.5	$10.7	$11.2
Interest expense	$0.2	$—	$0.2	$8.9	$0.2	$9.1	$0.2	$—	$0.2
Exploration, research and development	$15.5	$—	$15.5	$11.1	$0.7	$11.8	$2.2	$4.2	$6.4
Depreciation, depletion and amortization	$118.2	$36.6	$154.8	$121.5	$13.8	$135.3	$20.6	$89.6	$110.2
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$49.8	$18.5	$68.3	$266.8	$24.3	$291.1	$40.5	$22.4	$62.9
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$9.7	$9.7
Cumulative effect of a change in accounting principle, net of tax	$1.5	$10.9	$12.4	$—	$—	$—	$(0.6)	$—	$(0.6)
Amortization of deferred stripping, net	$48.8	$(0.9)	$47.9	$—	$—	$—	$—	$(9.8)	$(9.8)
Write down of long-lived assets	$—	$—	$—	$—	$0.5	$0.5	$—	$3.2	$3.2
Capital expenditures	$54.6	$9.2	$63.8	$146.2	$0.6	$146.8	$10.2	$42.6	$52.8
Deferred stripping costs	$37.4	$6.3	$43.7	$—	$—	$—	$—	$11.7	$11.7
Total assets **	$1,474.7	$140.5	$1,615.2	$1,126.9	$34.6	$1,161.5	$168.8	$1,351.2	$1,520.0

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$79.3	$121.5	$2,560.3	$55.3	$—	$—	$6.6	$2,622.2
Royalties	$—	$—	$—	$—	$—	$35.7	$—	$35.7
Gain on investments, net	$—	$—	$—	$—	$—	$47.1	$—	$47.1
Interest income	$0.1	$—	$11.8	$—	$—	$1.3	$1.0	$14.1
Interest expense	$0.8	$—	$10.3	$—	$—	$—	$119.3	$129.6
Exploration, research and development	$—	$13.3	$47.0	$2.7	$25.1	$1.3	$12.8	$88.9
Depreciation, depletion and amortization	$10.3	$35.7	$446.3	$22.9	$7.7	$22.6	$6.1	$505.6
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$34.7	$(3.1)	$453.9	$(5.8)	$(32.8)	$63.1	$(262.1)	$216.3
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(1.8)	$(1.8)
Equity income of affiliates	$—	$—	$9.7	$—	$—	$1.3	$44.0	$53.2
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$11.8	$—	$—	$—	$(4.1)	$7.7
Amortization of deferred stripping, net	$—	$(0.9)	$37.2	$—	$—	$—	$—	$37.2
Write-down of long-lived assets	$—	$—	$3.7	$—	$—	$—	$—	$3.7
Capital expenditures	$3.9	$9.3	$276.6	$10.7	$—	$1.1	$11.7	$300.1
Deferred stripping costs	$—	$—	$55.4	$—	$—	$—	$—	$55.4
Total assets **	$102.8	$409.1	$4,808.6	$260.0	$1,168.9	$2,240.0	$1,669.9	$10,147.4

Year Ended December 31, 2001

(in millions)

	North America			South America
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo
Sales, net	$734.5	$141.8	$876.3	$517.8	$84.5	$602.3	$34.2
Royalties	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.9	$—	$0.9	$—
Interest expense	$0.2	$—	$0.2	$5.8	$0.5	$6.3	$—
Exploration, research and development	$10.6	$0.3	$10.9	$12.0	$1.1	$13.1	$1.3
Depreciation, depletion and amortization	$117.4	$35.5	$152.9	$82.3	$19.5	$101.8	$4.3
Pre-tax income (loss) before minority interest and equity income of affiliates	$(37.9)	$1.4	$(36.5)	$173.1	$7.0	$180.1	$14.9
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$33.5	$(0.2)	$33.3	$—	$—	$—	$—
Write-down of long-lived assets	$7.0	$—	$7.0	$0.8	$4.8	$5.6	$—
Capital expenditures	$47.1	$9.9	$57.0	$276.9	$10.5	$287.4	$7.3
Deferred stripping costs	$86.1	$5.5	$91.6	$—	$—	$—	$—
Total assets **	$1,367.2	$182.5	$1,549.7	$1,030.5	$46.4	$1,076.9	$31.0

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Exploration	Corporate and Other	Consolidated
Sales, net	$60.2	$92.6	$1,665.6	$—	$0.5	$1,666.1
Royalties	$—	$—	$—	$—	$0.6	$0.6
Interest income	$0.3	$0.2	$1.5	$—	$1.5	$3.0
Interest expense	$0.8	$—	$7.3	$—	$90.8	$98.1
Exploration, research and development	$—	$—	$25.3	$24.0	$6.2	$55.5
Depreciation, depletion and amortization	$11.9	$22.8	$293.7	$1.6	$6.3	$301.6
Pre-tax income (loss) before minority interest and equity income of affiliates	$17.7	$(0.5)	$175.7	$(27.2)	$(211.6)	$(63.1)
Equity income of affiliates	$—	$—	$—	$—	$22.5	$22.5
Amortization of deferred stripping, net	$—	$4.1	$37.4	$—	$—	$37.4
Write-down of long-lived assets	$—	$15.8	$28.4	$—	$4.3	$32.7
Capital expenditures	$20.4	$—	$372.1	$—	$17.9	$390.0
Deferred stripping costs	$—	$—	$91.6	$—	$—	$91.6
Total assets **	$111.2	$48.7	$2,817.5	$12.2	$1,312.0	$4,141.7

Revenues from export and domestic sales were as follows:

	Years Ended December 31,
	2003	2002	2001
	(in millions, as restated)
Europe	$2,910.7	$2,398.2	$1,453.0
Canada	107.4	98.8	102.1
United States	4.5	0.9	3.5
Other	135.2	124.3	107.5

Total	$3,157.8	$2,622.2	$1,666.1

Long-lived assets, excluding deferred tax assets, in the United States and other countries are as follows:

	At December 31,
	2003	2002
	(in millions)
United States*	$4,275.1	$4,345.5
Australia	1,256.4	1,477.8
Canada	158.7	400.9
Indonesia	798.9	705.0
Peru	920.5	866.0
Other	527.7	477.5

Total	$7,937.3	$8,272.7

*	Goodwill allocated to Exploration and Merchant Banking (see Note 3) is global in nature and has been allocated to the United States, the Company’s headquarters.

The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous gold market traders worldwide. In 2003, sales to one customer, Bank of Nova Scotia, totaled $1.5 billion or 46% of total sales. In 2002, sales to one customer, Bank of Nova Scotia, totaled $1.2 billion or 46% of total sales. In 2001, sales to two customers, Bank of Nova Scotia and Chase Investment Bank, totaled $816 million and $326 million, or 49% and 20% of total sales, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 27	COMMITMENTS AND CONTINGENCIES

General

The Company follows SFAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies and legal expenses associated with the contingency are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a loss may be incurred.

Operating Segments

The Company’s operating segments are identified in Note 26. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 27 relate to the Corporate and Other category. The Newmont Madencilik A.S. matters relate to the Other International operating segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada operating segment. The Yanacocha matters relate to the Yanacocha operating segment. The Newmont Yandal Operations Limited and the Newmont Australia Limited matters relate to the Other Australia operating segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2003 and at December 31, 2002, $361.0 million and $254.1 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. On January 1, 2003, the Company adopted SFAS 143, “Asset Retirements Obligations” (see Note 14).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $58.6 million and $48.1 million were accrued for such obligations at December 31, 2003 and December 31, 2002, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 54% greater or 41% lower than the amount accrued at December 31, 2003. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Costs and expenses, Other in the period estimates are revised.

Details about certain of the more significant matters involved are discussed below.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dawn Mining Company LLC (“Dawn”)—51% Newmont Owned

Midnite Mine Site.    Dawn previously leased an open pit uranium mine, currently inactive, on the Spokane Indian Reservation in the State of Washington. The mine site is subject to regulation by agencies of the U.S. Department of Interior (the Bureau of Indian Affairs and the Bureau of Land Management), as well as the United States Environmental Protection Agency (“EPA”).

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

Dawn Mill.    Dawn also owns a uranium mill site facility, located on private land near Ford, Washington, which is subject to state and federal regulation. In late 1999, Dawn sought and later received state approval for a revised mill closure plan that expedites the reclamation process at the mill. The State of Washington has approved this revised plan. The currently approved plan for the mill is guaranteed by Newmont.

Idarado Mining Company (“Idarado”)—80.1% Newmont Owned

In July 1992, Newmont and Idarado signed a consent decree with the State of Colorado (“State”), which was agreed to by the U.S. District Court of Colorado, to settle a lawsuit brought by the State under CERCLA.

Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property is substantially complete. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and Newmont obtained a $5.8 million reclamation bond to secure their potential obligations under the consent decree. In addition, Idarado settled natural resources damages and past and future response costs, and agreed to habitat enhancement work under the consent decree. All of this work is substantially completed.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Newmont Capital Limited—100% Newmont Owned

In February 1999, the EPA placed the Lava Cap mine site in Nevada County, California on the National Priorities List under CERCLA. The EPA then initiated a remedial investigation/feasibility study under CERCLA to determine environmental conditions and remediation options at the site.

Newmont Capital, formerly known as Franco-Nevada Mining Corporation, Inc., owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. The parties have entered into a tolling agreement until December 31, 2004 to facilitate settlement negotiations with respect to potential claims under CERCLA. Based on Newmont Capital’s limited involvement at Lava Cap mine, it does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action arising from this matter.

Newmont USA Limited—100% Newmont Owned

Pinal Creek.    Newmont is a defendant in a lawsuit brought in U.S. District Court in Arizona by the Pinal Creek Group, alleging that the company and others are responsible for some portion of costs incurred to address groundwater contamination emanating from copper mining operations located in the area of Globe and Miami, Arizona. Two former subsidiaries of Newmont, Pinto Valley Copper Corporation and Magma Copper Company (now known as BHP Copper Inc.), owned some of the mines in the area between 1983 and 1987. The court has dismissed plaintiffs’ claims seeking to hold Newmont liable for the acts or omissions of its former subsidiaries. Based on information presently available, Newmont believes it has strong defenses to plaintiffs’ remaining claims, including, without limitation, that Newmont’s agents did not participate in any pollution causing activities; that Newmont’s liabilities, if any, were contractually transferred to one of the plaintiffs; that portions of plaintiffs’ claimed damages are not recoverable; and that Newmont’s equitable share of liability, if any, would be immaterial. While Newmont has denied liability and is vigorously defending these claims, we cannot reasonably predict the final outcome of this lawsuit.

Nevada Operations.    In November 2002, Great Basin Mine Watch and the Mineral Policy Center (Appellants) filed suit in U.S. District Court in Nevada against the Department of the Interior and the Bureau of Land Management (BLM), challenging and seeking to enjoin the BLM’s July 2002 Record of Decision approving the company’s amended Plan of Operations covering the Gold Quarry South Layback Project, and the BLM’s September 2002 Record of Decision approving a new Plan of Operations for the Leeville Mine. Appellants seek a declaration that the BLM’s decisions were unlawful and an injunction prohibiting Newmont’s approved activities. Newmont has intervened in this action on behalf of the government defendants and has filed an answer denying all of Appellants’ claims. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2002, Great Basin Mine Watch (Appellant) filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Appellant alleges that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont has intervened in this action on behalf of the NDEP. A hearing before the Nevada State Environmental Commission was held in June 2003 in Elko, Nevada. At the end of the hearing, the Commission ruled in favor of NDEP on all claims and affirmed NDEP’s renewal of the Clean Water Act discharge permit. Appellant appealed this decision in the Nevada District Court in Carson City, Nevada. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

In December 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission challenging NDEP’s November 2002 decision renewing a water pollution control permit for Newmont’s Lone Tree Mine. This appeal alleges that NDEP’s renewal violated various procedural and substantive requirements under Nevada’s water quality laws. Newmont has intervened in this appeal. A hearing before the Nevada State Environmental Commission was held in February 2003 in Carson City, Nevada. At the close of the hearing, the Commission ruled in favor of NDEP on all claims, and affirmed NDEP’s renewal of the permit. Great Basin Mine Watch appealed this decision in the Nevada District Court in Carson City. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

Grass Valley.    On February 3, 2004, the City of Grass Valley, California brought suit against Newmont USA Limited under CERCLA in the U.S. District Court for the Northern District of California. This matter involves an abandoned mine adit on property previously owned by a predecessor of Newmont USA and currently owned by the City of Grass Valley. The complaint alleges that the adit is discharging metals-bearing water into a stream on the property, in concentrations in excess of current EPA drinking water standards. Newmont is currently investigating the allegations made in this lawsuit, and cannot predict the likely outcome of this matter.

Gray Eagle Mine Site.    By letter dated September 3, 2002, the EPA notified Newmont that the EPA had expended $2.6 million in response costs to address environmental conditions associated with a historic tailings pile located at the Grey Eagle Mine site near Happy Camp, California, and requested that Newmont pay those costs. The EPA has identified four potentially responsible parties, including Newmont. Newmont does not believe it has any liability for environmental conditions at the Grey Eagle Mine site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

Resurrection Mining Company (“Resurrection”)—100% Newmont Owned

Newmont, Resurrection and other defendants were named in lawsuits filed by the State of Colorado under CERCLA in 1983, which were subsequently consolidated with a lawsuit filed by EPA in 1986. These proceedings sought to compel the defendants to remediate the impacts of pre-existing, historic mining activities near Leadville, Colorado, which date back to the mid-1800s, and which the government agencies claim were causing substantial environmental problems in the area.

In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site and the defendants have collectively implemented those orders by constructing a water treatment plant, which was placed

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in operation in early 1992. Remaining remedial work for this area consists of water treatment plant operation and continuing environmental monitoring and maintenance activities. Newmont and Resurrection are currently responsible for 50% of these costs, but their share of such costs could increase in the event other defendants become unable to pay their share of such costs.

The parties also have entered into a consent decree with respect to the remaining areas at the site, which apportions liabilities and responsibilities for these areas. The EPA has approved remedial actions for selected components of Resurrection’s portion of the site, which were initiated in 1995. The EPA has not yet selected the final remedy for the site. Accordingly, Newmont cannot yet determine the full extent or cost of its share of the remedial action that will be required. The government agencies may also seek to recover for damages to natural resources. In March 1999, the parties entered into a Memorandum of Understanding (“MOU”) to facilitate the settlement of natural resources damages claims under CERCLA for the upper Arkansas River Basin. In January 2004, an MOU report was issued that evaluated the extent of natural resource damages and possible restoration activities that might be required, which Resurrection and other parties could potentially be required to fund. This report will provide a framework for resolving remaining issues at the site

Other Legal Matters

Minera Yanacocha—51.35% Newmont Owned

Choropampa.    In June 2000, a transport contractor of Yanacocha spilled approximately 151 kilograms of elemental mercury near the town of Choropampa, Peru, which is located 53 miles (85 kilometers) southwest of the Yanacocha mine. Elemental mercury is a by-product of gold mining and was sold to a Lima firm for use in medical instruments and industrial applications. A comprehensive health and environmental remediation program was undertaken by Yanacocha in response to the incident. In August 2000, Yanacocha paid under protest a fine of 1,740,000 soles (approximately $500,000) to the Peruvian government. Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. In addition, it has entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident. As a result of this incident, Yanacocha has incurred approximately $16.0 million of expenditures. Yanacocha cannot predict the likelihood of additional expenditures related to this matter.

On September 10, 2001, Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the elemental mercury spill incident. The Denver District Court dismissed this action on May 22, 2002, and the court reaffirmed this ruling on July 30, 2002. Plaintiffs’ attorneys appealed this dismissal and, in November 2003, the Colorado Court of Appeals remanded the matter for further review to the Denver District Court. In January, 2004, Newmont and the other defendants filed a writ of certiorari requesting the Colorado Supreme Court to review the matter.

In July 2002, other lawsuits were served against Yanacocha, various wholly-owned subsidiaries of Newmont and/or other defendants in the Denver District Court for the State of Colorado and in the United States District Court for the District of Colorado, by approximately 140 additional Peruvian plaintiffs and by the same plaintiffs who filed the September 2001 lawsuit. These actions also seek compensatory and punitive damages based on claims associated with the elemental mercury spill incident. All of these lawsuits have been stayed pending the outcome of the appeal in the September 2001 matter.

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in two of the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these lawsuits previously have entered into settlement agreements with Yanacocha. In December 2003, the Superior Court in Cajamarca granted a resolution upholding the validity of certain challenged settlement agreements. This ruling has been appealed to the Peruvian Supreme Court.

Neither Newmont nor Yanacocha can reasonably predict the final outcome of any of the above-described lawsuits.

Cerro Quilish.    In October 2000, the Provincial Municipality of Cajamarca enacted an ordinance declaring Cerro Quilish and its watershed to be a reserved and natural protected area. Cerro Quilish is an ore deposit that contains reserves of 1.9 million equity ounces and is located in the same watershed as the City of Cajamarca. Yanacocha challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas. The case was heard in early 2003, and on April 30, 2003, the Constitutional Tribunal issued a decision holding that, because Yanacocha acquired the mining concessions in the Cerro Quilish area many years before the adoption of the contested ordinance, its rights were not impacted by the ordinance. On May 8, 2003, the Constitutional Tribunal reaffirmed its ruling in this mater.

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

Newmont Australia Limited—100% Newmont Owned

In February 1999, Normandy Mining Limited (“Normandy,” now know as Newmont Australia Limited) sold certain subsidiary companies in a transaction that resulted in net cash proceeds of A$663 million. The sale did not give rise to any tax liability to Normandy because of the tax basis that Normandy had in the shares of the subsidiaries and the capital losses available to offset the net gain realized on the sale. This transaction is currently the subject of a review by the Australian Taxation Office (“ATO”). The ATO has sought documents from Newmont Australia Limited, the buyer of the subsidiaries and other parties. In December 2003, the ATO issued two draft position papers with respect to its current view of certain proposed tax adjustments required for two of Newmont Australia Limited’s wholly-owned Australian subsidiaries that participated in the transaction. The Company continues to believe that Normandy’s tax treatment was in accordance with the provisions of the relevant tax laws and intends to vigorously defend its position in its response to the ATO’s draft position papers. The Company cannot reasonably predict what the ATO’s reaction will be to its response or what future action the ATO may take in relation to this matter.

Newmont USA Limited—100% Newmont Owned

In February 2002, a French citizen filed a complaint against the Company and certain of its subsidiaries and former officers, Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”), one of Buenaventura’s subsidiaries, and other individuals, in U.S. District Court in Denver. The plaintiff alleges that he had an arrangement with Normandy, under which his fee was dependent on the outcome of the Yanacocha shareholder dispute (which involved a lawsuit by Newmont and Buenaventura in Peru against the Bureau de Recherches Géologiques et Minières, the geological and mining bureau of the French government (the “BRGM”) and Normandy to enforce preemptive rights under the Minera Yanacocha by-laws, after the BRGM announced its intention to transfer its shares in Yanacocha to a company controlled by Normandy; this shareholder dispute was

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resolved in 2000 pursuant to a comprehensive settlement agreement among the parties). The February 2002 lawsuit alleged that the defendants violated the federal Racketeer Influenced Corrupt Organization Act (“RICO”) by corrupting the Peruvian Supreme Court in 1998 in order to prevail in the Yanacocha shareholder dispute. The suit seeks damages of not less than $25 million plus interest (which could be subject to trebling), as well as unspecified punitive damages. In January, 2004, the court granted the defendants’ motion to dismiss; the plaintiff appealed this decision in February 2004. During the summer of 2002, the Peruvian attorney general’s office commenced an inquiry into certain of the allegations made in the February 2002 lawsuit described above. In July 2003, the Peruvian attorney general’s office announced that its investigation had concluded without finding any evidence of improper conduct in relation to the outcome of the Yanacocha shareholder dispute. Further, in February 2003, Newmont received a subpoena from the U.S. Department of Justice requiring the production of documents related to Newmont’s activities relating to the shareholder dispute described above from 1994 through 1999. Newmont is complying with this request.

Newmont Yandal Operations Pty Ltd—100% Newmont Owned

On September 3, 2003, J. Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against Newmont Yandal Operations Pty Ltd (“NYOL”) in relation to the completed voluntary administration of the NYOL group. J. Aron & Co., an NYOL creditor, initially sought injunctive relief that was denied by the court on September 8, 2003. On October 30, 2003, J. Aron & Co. filed a statement of claim alleging various deficiencies in the implementation of the voluntary administration process and seeking damages and other relief against NYOL and other parties. See Note 12 for additional information regarding NYOL and the voluntary administration process. Newmont cannot reasonably predict the final outcome of this lawsuit.

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, but others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. As of December 31, 2003 and December 31, 2002 the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $244.8 million and $321.5 million, respectively. This amount represents what the Company believes will be the probable outcome from settlement of such disputes for all tax years for which additional income taxes can be assessed.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Limited currently has no carrying value for this contingent liability, because it does not expect to have to pay any amount under the guarantee in the future given the financial strength of BHP Copper’s parent company. In the event that it does have to perform under the guarantee, Newmont USA Limited would have a right of subrogation to the bondholders.

Newmont is the guarantor of an A$71.0 million (approximately $53.2 million) amortizing loan facility of QMC Finance Pty Ltd (“QMC”), of which A$65.2 million (approximately $48.9 million) was outstanding as of December 31, 2003. QMC is also a party to hedging contracts that have been guaranteed by Newmont. As of December 31, 2003, the fair value of these contracts was a positive A$4.7 million (approximately $3.5 million). At December 31, 2003, Newmont made a provision of $30 million with respect to this guarantee (see Note 10 for a complete discussion).

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2003 and 2002, there were $202.9 million and $177.0 million, respectively, of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 13). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 28	OPERATING LEASE COMMITMENTS

The Company leases certain assets such as equipment and facilities under operating leases expiring at various dates through 2011. Future minimum annual lease payments under these leases as of December 31, 2003 are as follows (in millions):

Operating Leases
2004	$15.3
2005	9.5
2006	9.2
2007	5.1
2008	1.8
Thereafter	4.8

Total	$45.7

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $10.4 million, $9.1 million and $8.2 million, respectively.

NOTE 29	CONSOLIDATING FINANCIAL STATEMENTS

The following Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10(e) of Regulation S-X resulting from the inclusion of Newmont USA Limited (“Newmont USA”), a wholly-owned subsidiary of Newmont Mining Corporation, as a co-registrant with Newmont Mining Corporation on a shelf registration statement on Form S-3 filed under the Securities Act of 1933 under which securities of Newmont Mining Corporation (including debt securities which may be guaranteed by Newmont USA) may be issued from time to time (the “Shelf Registration Statement”). To the extent Newmont Mining Corporation issues debt securities under the Shelf Registration Statement, it is expected that Newmont USA will provide a guarantee of that debt. In accordance with Rule 3-10(e) of Regulation S-X, Newmont USA, as the subsidiary guarantor, is 100% owned by Newmont Mining Corporation, the guarantee will be full and unconditional, and it is not expected that any other subsidiary of Newmont Mining Corporation will guarantee any security issued under the Shelf Registration Statement. There are no significant restrictions on the ability of Newmont USA to obtain funds from its subsidiaries by dividend or loan.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2003
Revenues
Sales—gold	$—	$2,326.3	$756.6	$—	$3,082.9
Sales—base metals, net	—	—	74.8	—	74.8
Royalties	—	0.3	57.2	(1.2)	56.3

	—	2,326.6	888.6	(1.2)	3,214.0

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,173.4	483.9	(1.3)	1,656.0
Base metals	—	—	44.3	—	44.3
Depreciation, depletion and amortization	—	376.7	187.8	—	564.5
Exploration, research and development	—	61.0	54.2	—	115.2
General and administrative	—	102.3	27.9	0.1	130.3
Write-down of long-lived assets	—	31.4	3.9	—	35.3
Other	(0.2)	41.1	8.5	—	49.4

	(0.2)	1,785.9	810.5	(1.2)	2,595.0

Other income (expense)
Gain on investments, net	1.3	(7.6)	89.5	—	83.2
Gain (loss) on derivative instruments, net	—	69.5	30.0	(76.6)	22.9
Gain on extinguishment of NYOL bonds, net	—	—	0.1	113.9	114.0
Gain on extinguishment of NYOL derivative liability, net	—	—	29.9	76.6	106.5
Loss on extinguishment of debt	—	(23.0)	(10.8)	—	(33.8)
Loss on guarantee of QMC debt	—	—	(30.0)	—	(30.0)
Dividends, interest and other income—intercompany	28.6	25.1	10.1	(63.8)	—
Dividends, interest, foreign currency exchange and other income	73.4	51.2	7.6	—	132.2
Interest expense—intercompany	6.8	(10.0)	(60.6)	63.8	—
Interest, net of capitalized interest	(2.8)	(65.2)	(20.6)	—	(88.6)

	107.3	40.0	45.2	113.9	306.4

Pre-tax income before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	107.5	580.7	123.3	113.9	925.4
Income tax (expense) benefit	(37.6)	(64.2)	(130.5)	25.4	(206.9)
Minority interest in (income) loss of affiliates	—	(176.4)	29.6	(26.4)	(173.2)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(119.5)	—	(119.5)
Equity income of affiliates	405.8	82.9	571.5	(975.8)	84.4

Income before cumulative effect of a change in accounting principle	475.7	423.0	474.4	(862.9)	510.2
Cumulative effect of a change in accounting principle, net of tax of $11.1	—	(31.5)	(3.0)	—	(34.5)

Net income applicable to common shares	$475.7	$391.5	$471.4	$(862.9)	$475.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2002
Revenues
Sales—gold	$—	$1,981.9	$584.9	$—	$2,566.8
Sales—base metals, net	—	—	55.3	—	55.3
Royalties	—	0.6	39.5	(4.4)	35.7

	—	1,982.5	679.7	(4.4)	2,657.8

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,199.7	385.5	(4.9)	1,580.3
Base metals	—	—	36.0	—	36.0
Depreciation, depletion and amortization	—	324.8	180.8	—	505.6
Exploration, research and development	—	52.2	36.7	—	88.9
General and administrative	—	78.1	36.7	0.4	115.2
Write-down of long-lived assets	—	0.5	3.2	—	3.7
Other	—	25.9	3.5	—	29.4

	—	1,681.2	682.4	(4.5)	2,359.1

Other income (expense)
Gain on investments, net	—	47.1	—	—	47.1
Gain (loss) on derivative instruments, net	—	1.9	(41.7)	—	(39.8)
Dividends, interest and other income—intercompany	14.6	14.4	30.5	(59.5)	—
Dividends, interest, foreign currency exchange and other income	3.3	18.8	17.8	—	39.9
Interest expense—intercompany	(18.1)	(10.4)	(21.9)	50.4	—
Interest, net of capitalized interest	(1.4)	(86.3)	(41.9)	—	(129.6)

	(1.6)	(14.5)	(57.2)	(9.1)	(82.4)

Pre-tax (loss) income before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	(1.6)	286.8	(59.9)	(9.0)	216.3
Income tax benefit (expense)	0.6	(20.6)	0.1	—	(19.9)
Minority interest in (income) loss of affiliates	—	(100.1)	11.2	(8.6)	(97.5)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(1.8)	—	(1.8)
Equity income of affiliates	159.0	42.1	253.7	(401.6)	53.2

Income before cumulative effect of a change in accounting principle	158.0	208.2	203.3	(419.2)	150.3
Cumulative effect of a change in accounting principle, net of tax of $(4.1)	—	7.7	—	—	7.7

Net income	158.0	215.9	203.3	(419.2)	158.0
Preferred stock dividends	(3.7)	—	—	—	(3.7)

Net income applicable to common shares	$154.3	$215.9	$203.3	$(419.2)	$154.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2001
Revenues
Sales—gold	$—	$1,666.1	$—	$—	$1,666.1
Royalties	—	0.6	—	—	0.6

	—	1,666.7	—	—	1,666.7

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,117.9	—	—	1,117.9
Depreciation, depletion and amortization	—	301.6	—	—	301.6
Exploration, research and development	—	55.5	—	—	55.5
General and administrative	—	61.2	—	—	61.2
Write-down of long-lived assets	—	32.7	—	—	32.7
Merger and restructuring	—	60.5	—	—	60.5
Other	—	11.5	—	—	11.5

	—	1,640.9	—	—	1,640.9

Other income (expense)
Gain on derivative instruments, net	—	1.8	—	—	1.8
Dividends, interest, foreign currency exchange and other income	—	7.4	—	—	7.4
Interest, net of capitalized interest	—	(98.1)	—	—	(98.1)

	—	(88.9)	—	—	(88.9)

Pre-tax loss before minority interest and equity income of affiliates	—	(63.1)	—	—	(63.1)
Income tax benefit	—	59.3	—	—	59.3
Minority interest in income of affiliates	—	(65.4)	—	—	(65.4)
Equity income of affiliates	—	22.6	—	—	22.6

Net loss	—	(46.6)	—	—	(46.6)
Preferred stock dividends	—	(7.5)	—	—	(7.5)

Net loss applicable to common shares	$—	$(54.1)	$—	$—	$(54.1)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	( in millions)
Assets
Cash and cash equivalents	$—	$1,211.2	$102.8	$—	$1,314.0
Marketable securities	—	0.9	143.8	—	144.7
Accounts receivable	1,791.0	334.8	324.3	(2,359.4)	90.7
Inventories	—	156.0	69.7	—	225.7
Stockpiles and ore on leach pads	—	210.8	37.8	—	248.6
Deferred stripping costs	—	41.0	19.1	—	60.1
Deferred income tax assets	—	50.6	23.1	—	73.7
Newmont Australia infrastructure bonds	—	—	127.7	—	127.7
Other current assets	(122.9)	53.0	(106.0)	251.2	75.3

Current assets	1,668.1	2,058.3	742.3	(2,108.2)	2,360.5
Property, plant and mine development, net	—	1,909.4	438.6	—	2,348.0
Mineral interests and other intangible assets, net	—	237.0	1,142.1	—	1,379.1
Investments	—	709.7	892.8	(868.5)	734.0
Investment in subsidiaries	4,154.1	—	2,608.7	(6,762.8)	—
Deferred stripping costs	—	28.0	2.3	—	30.3
Long-term stockpiles and ore on leach pads	—	284.3	21.5	—	305.8
Deferred income tax assets	6.8	482.2	263.4	—	752.4
Other long-term assets	1,313.6	589.1	221.1	(2,026.3)	97.5
Goodwill	—	93.7	2,948.9	—	3,042.6

Total assets	$7,142.6	$6,391.7	$9,281.7	$(11,765.8)	$11,050.2

Liabilities
Current portion of long-term debt	$—	$59.9	$131.0	$—	$190.9
Accounts payable	129.5	1,643.0	756.4	(2,365.7)	163.2
Deferred income tax liabilities	—	2.0	16.2	—	18.2
Derivative instruments	—	0.7	5.4	—	6.1
Employee related benefits	—	106.7	28.6	—	135.3
Other current liabilities	27.2	225.0	69.4	(1.3)	320.3

Current liabilities	156.7	2,037.3	1,007.0	(2,367.0)	834.0
Long-term debt	—	745.5	141.1	—	886.6
Reclamation and remediation liabilities	—	238.2	124.1	—	362.3
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	0.3	6.8	—	7.1
Deferred income tax liabilities	43.0	122.6	442.1	25.4	633.1
Employee related benefits	—	203.2	––	—	203.2
Other long-term liabilities	372.2	119.9	1,857.6	(2,011.0)	338.7

Total liabilities	571.9	3,520.8	3,578.7	(4,352.6)	3,318.8

Minority interest in subsidiaries	—	377.1	307.7	(338.3)	346.5

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	638.0	—	32.4	(32.4)	638.0
Additional paid-in capital	5,603.4	2,206.2	4,705.9	(6,092.2)	6,423.3
Accumulated other comprehensive income (loss)	22.8	(43.1)	13.5	29.6	22.8
Retained earnings (deficit)	306.5	330.7	582.8	(919.2)	300.8

Total stockholders’ equity	6,570.7	2,493.8	5,395.3	(7,074.9)	7,384.9

Total liabilities and stockholders’ equity	$7,142.6	$6,391.7	$9,281.7	$(11,765.8)	$11,050.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2002
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Assets
Cash and cash equivalents	$—	$165.1	$236.6	$—	$401.7
Marketable securities	—	0.6	12.6	—	13.2
Accounts receivable	14.2	61.9	203.4	(197.2)	82.3
Inventories	—	126.4	42.9	—	169.3
Stockpiles and ore on leach pads	—	308.9	20.1	—	329.0
Deferred stripping costs	—	25.1	7.0	—	32.1
Deferred income tax assets	—	4.6	46.9	—	51.5
Other current assets	331.9	173.3	202.0	(673.0)	34.2

Current assets	346.1	865.9	771.5	(870.2)	1,113.3
Property, plant and mine development, net	—	1,916.5	370.5	—	2,287.0
Mineral interests and other intangible assets, net	—	243.6	1,171.7	—	1,415.3
Investments	—	653.9	3,276.7	(2,731.0)	1,199.6
Investment in subsidiaries	4,516.9	—	—	(4,516.9)	—
Deferred stripping costs	—	18.6	4.7	—	23.3
Long-term stockpiles and ore on leach pads	—	171.1	28.7	—	199.8
Deferred income tax assets	—	481.1	280.3	—	761.4
Other long-term assets	1.0	318.3	31.0	(227.2)	123.1
Goodwill	—	93.7	2,930.9	—	3,024.6

Total assets	$4,864.0	$4,762.7	$8,866.0	$(8,345.3)	$10,147.4

Liabilities
Current portion of long-term debt	$—	$91.5	$23.8	$—	$115.3
Accounts payable	115.9	81.4	104.9	(196.9)	105.3
Deferred income tax liabilities	—	26.9	1.6	—	28.5
Derivative instruments	—	—	75.0	—	75.0
Employee related benefits	—	77.4	37.2	—	114.6
Other current liabilities	48.3	401.8	471.0	(673.4)	247.7

Current liabilities	164.2	679.0	713.5	(870.3)	686.4
Long-term debt	—	1,090.1	611.2	—	1,701.3
Reclamation and remediation liabilities	—	168.0	120.5	—	288.5
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	388.7	—	388.7
Deferred income tax liabilities	49.0	155.2	452.2	—	656.4
Employee related benefits	—	232.8	1.3	—	234.1
Other long-term liabilities	161.0	95.1	335.6	(227.3)	364.4

Total liabilities	374.2	2,474.0	2,623.0	(1,097.6)	4,373.6

Minority interest in subsidiaries	—	379.3	365.1	(389.8)	354.6

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	565.0	—	0.1	(0.1)	565.0
Additional paid-in capital	4,109.0	2,022.2	5,688.7	(6,781.5)	5,038.4
Accumulated other comprehensive (loss) income	(64.0)	(54.3)	(74.7)	129.0	(64.0)
Retained (deficit) earnings	(120.2)	(58.5)	203.1	(144.6)	(120.2)

Total stockholders’ equity	4,489.8	1,909.4	5,877.9	(6,857.9)	5,419.2

Total liabilities and stockholders’ equity	$4,864.0	$4,762.7	$8,866.0	$(8,345.3)	$10,147.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2003
Operating activities:
Net income	$475.7	$391.5	$471.4	$(862.9)	$475.7
Adjustments to reconcile net income to net cash provided by operating activities	(480.6)	236.2	(302.6)	862.9	315.9
Increase (decrease ) in operating assets	19.3	(20.5)	(201.7)	—	(202.9)

Net cash provided by (used in) operating activities	14.4	607.2	(32.9)	—	588.7

Investing activities:
Additions to property, plant and mine development	—	(354.2)	(147.2)	—	(501.4)
Receipts from joint ventures and affiliates, net	—	39.3	—	—	39.3
Investment in affiliates	—	—	(70.1)	—	(70.1)
Early settlement of ineffective derivative instruments	—	—	(55.3)	—	(55.3)
Proceeds from sale of TVX Newmont Americas	—	—	180.0	—	180.0
Proceeds from sale of investments and other	0.6	(2.0)	207.1	—	205.7

Net cash provided by (used in) investing activities	0.6	(316.9)	114.5	—	(201.8)

Financing activities:
Net (repayments) borrowings	(1,238.8)	756.8	(187.4)	—	(669.4)
Dividends paid on common and preferred stock	(63.0)	—	(7.7)	—	(70.7)
Proceeds from stock issuance and other	1,286.8	—	—	—	1,286.8

Net cash (used in) provided by financing activities	(15.0)	756.8	(195.1)	—	546.7

Effect of exchange rate changes on cash	—	(1.0)	(20.3)	—	(21.3)

Net change in cash and cash equivalents	—	1,046.1	(133.8)	—	912.3
Cash and cash equivalents at beginning of year	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of year	$—	$1,211.2	$102.8	$—	$1,314.0

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2002
Operating activities:
Net income (loss)	$158.0	$215.9	$203.3	$(419.2)	$158.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(165.6)	367.4	(68.9)	367.0	499.9
Increase (decrease ) in operating assets	108.9	30.1	(139.0)	12.4	12.4

Net cash provided by (used in) operating activities	101.3	613.4	(4.6)	(39.8)	670.3

Investing activities:
Additions to property, plant and mine development	—	(231.7)	(68.3)	—	(300.0)
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Settlement of derivative instruments	—	—	(21.1)	—	(21.1)
Advances to joint ventures and affiliates	—	(24.8)	—	—	(24.8)
Cash consideration for Normandy shares	—	—	(461.7)	—	(461.7)
Cash received from acquisitions, net of transaction costs	—	(39.8)	371.4	39.8	371.4
Proceeds from sale of investments and other	—	95.6	401.9	—	497.5

Net cash (used in) provided by investing activities	—	(200.7)	273.0	39.8	112.1

Financing activities:
Net repayments	(121.5)	(398.9)	(27.0)	—	(547.4)
Dividends paid on common and preferred stock	(43.5)	—	(6.5)	—	(50.0)
Proceeds from stock issuances	63.7	3.6	—	—	67.3

Net cash used in financing activities	(101.3)	(395.3)	(33.5)	—	(530.1)

Effect of exchange rate changes on cash	—	(1.7)	1.7	—	—

Net change in cash and cash equivalents	—	15.7	236.6	—	252.3
Cash and cash equivalents at beginning of year	—	149.4	—	—	149.4

Cash and cash equivalents at end of year	$—	$165.1	$236.6	$—	$401.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2001
Operating activities:
Net loss	$—	$(46.6)	$—	$—	$(46.6)
Adjustments to reconcile net loss to net cash provided by operating activities	—	355.6	—	—	355.6
Increase (decrease ) in operating assets	—	60.7	—	—	60.7

Net cash provided by operating activities	—	369.7	—	—	369.7

Investing activities:
Additions to property, plant and mine development	—	(389.9)	—	—	(389.9)
Advances to joint ventures and affiliates	—	(0.2)	—	—	(0.2)
Proceeds from sale of investments and other	—	5.1	—	—	5.1

Net cash used in investing activities	—	(385.0)	—	—	(385.0)

Financing activities:
Net borrowings	—	70.0	—	—	70.0
Dividends paid on common and preferred stock	—	(31.0)	—	—	(31.0)
Proceeds from stock issuances	—	7.5	—	—	7.5
Decrease in restricted cash	—	40.0	—	—	40.0
Other	—	(1.4)	—	—	(1.4)

Net cash provided by financing activities	—	85.1	—	—	85.1

Effect of exchange rate changes on cash	—	2.1	—	—	2.1

Net change in cash and cash equivalents	—	71.9	—	—	71.9
Cash and cash equivalents at beginning of year	—	77.5	—	—	77.5

Cash and cash equivalents at end of year	$—	$149.4	$—	$—	$149.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 30	SUBSEQUENT EVENTS

In January 2004, Newmont filed a shelf registration statement on Form S-3 under which it can issue debt and equity securities from time-to-time having an aggregate offering price of $1 billion. Newmont also filed a shelf registration statement on Form S-4 under which it can issue from time-to-time in connection with future acquisitions of businesses, properties or assets, common stock and common stock warrants having an aggregate offering price of U.S.$200 million. These registration statements were declared effective on February 4, 2004.

Silver Commodity Contracts

During January 2004, Newmont entered into silver fixed forward contracts. These contracts have been designated as cash flow hedges of future silver by-product credits and as such, changes in the market value will be recorded in Other comprehensive income, net of tax. The following table details the maturity of the silver forward contracts:

Silver Forward Contracts:	Expected Maturity Date or Transaction Date			Total/ Average
(U.S.$ Denominated)	2004	2005	2006
Ounces (in thousands)	550	600	50	1,200
Average price	$6.5	$6.5	$6.5	$6.5

NOTE 31	UNAUDITED SUPPLEMENTARY DATA

Deferred Stripping Costs

In general, mining costs are charged to Costs applicable to sales as incurred. However, at open pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there might be greater volatility in the Company’s period-to-period results of operations.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Nevada(3)			Mesquite(4)
	2003	2002	2001	2003	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	125.0	125.1	138.4	n/a	n/a	237.6
– Average ore grade (ounces of gold per ton)	0.049	0.073	0.066	n/a	n/a	0.023
Actuals for Year
– Stripping ratio(2)	124.9	72.2	88.9	n/a	n/a	155.5
– Average ore grade (ounces of gold per ton)	0.075	0.081	0.060	n/a	n/a	0.031
Remaining Mine Life (years)	9	10	11	n/a	n/a	—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	La Herradura(5)			Minahasa(6)
	2003	2002	2001	2003	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	146.4	141.3	177.0	n/a	n/a	14.5
– Average ore grade (ounces of gold per ton)	0.030	0.031	0.035	n/a	n/a	0.172
Actuals for Year
– Stripping ratio(2)	157.4	158.5	200.0	n/a	n/a	15.9
– Average ore grade (ounces of gold per ton)	0.026	0.026	0.025	n/a	n/a	0.131
Remaining Mine Life (years)	5	6	7	n/a	n/a	—

	Tanami(7)		Kalgoorlie(8)		Martha(9)		Ovacik(10)
	2003	2002	2003	2002	2003	2002	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	48.8	68.2	114.8	111.5	32.1	31.7	34.9	28.9
– Average ore grade (ounces of gold per ton)	0.160	0.113	0.065	0.065	0.103	0.093	0.356	0.362
Actuals for Year
– Stripping ratio(2)	63.5	86.4	112.2	131.0	29.5	36.6	40.4	32.1
– Average ore grade (ounces of gold per ton)	0.108	0.107	0.063	0.054	0.089	0.100	0.374	0.358
Remaining Mine Life (years)	1	2	13	14	3	4	2	3

(1)	Total tons to be mined in future divided by total ounces of gold to be recovered in future, based on proven and probable reserves.
(2)	Total tons mined divided by total ounces of gold recovered.
(3)	The actual stripping ratio increased in 2003 from 2002 due to increased waste removal for the Gold Quarry South Layback at Carlin and Section 30 at Twin Creeks. The life-of-mine grade decreased in 2003 due to the inclusion of several low grade deposits previously excluded. The life-of-mine stripping ratio decreased in 2002 from 2001 due to the deferral of open pit projects in response to lower gold prices. The actual stripping ratio in 2002 decreased from 2001 due to mining higher-grade ore zones in the Twin Creeks pit.
(4)	Mesquite is included in the Company’s Other North America operating segment. Mesquite ceased mining operations in the second quarter of 2001 and was sold in December 2003.
(5)	The life-of-mine stripping ratios decreased in 2002 from 2001 due to an increase in proven and probable reserve ounces. The actual stripping ratio decreased in 2002 from 2001 due to waste removal in 2001 in preparation for 2002 mining activities. La Herradura is included in the Company’s Other North America operating segment.
(6)	Minahasa is included in the Company’s Other International operating segment. Minahasa ceased mining operations in the fourth quarter of 2001.
(7)	The life-of-mine and actual stripping ratios decreased in 2003 from 2002 due to the completion of a higher stripping ratio pit during September 2002. The life-of-mine grade increased in 2003 as several low grade pits were completed during 2002. The one year mine life is for open pit operations only. The underground mine life is six years. Tanami is included in the Company’s Other Australia operating segment.
(8)	The actual stripping ratio decreased in 2003 as a direct result of higher-grade material being mined. Kalgoorlie is included in the Company’s Other Australia operating segment.
(9)	The actual stripping ratio decreased in 2003 due to lower waste removal during the period. Martha is included in the Company’s Other International operating segment.
(10)	The life-of-mine stripping ratio increased in 2003 due to a shift from mining underground reserves to open pit reserves. The actual stripping ratio increased in 2003 from 2002 due to accelerated waste removal required to maintain higher mill throughput. Ovacik is included in the Company’s Other International segment.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited and in millions, except per share amounts):

	2003
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$748.5	$747.2	$897.0	$821.4
Gross profit(1)	$203.5	$174.2	$282.7	$288.9
Income before cumulative effect of a change in accounting principle	$151.8	$90.8	$114.4	$153.1
Net income applicable to common shares	$117.3	$90.8	$114.4	$153.1
Income before cumulative effect of a change in accounting principle, per common share, basic and diluted	$0.38	$0.22	$0.28	$0.36
Net income per common share, basic and diluted	$0.29	$0.22	$0.28	$0.36
Basic weighted-average shares outstanding	401.9	405.4	408.4	426.5
Diluted weighted-average shares outstanding	404.2	408.2	412.9	430.9
Dividends declared per common share	$0.04	$0.04	$0.04	$0.05
Closing price of common stock	$26.15	$32.46	$39.09	$48.61

	2002
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$495.4	$643.7	$721.1	$798.7
Gross profit(1)	$54.0	$127.9	$144.1	$210.0
(Loss) income before cumulative effect of a change in accounting principle	$(14.5)	$69.0	$20.8	$75.1
Net (loss) income applicable to common shares	$(8.7)	$67.1	$20.8	$75.1
(Loss) income before cumulative effect of a change in accounting principle, per common share, basic and diluted	$(0.06)	$0.17	$0.05	$0.19
Net (loss) income per common share, basic and diluted	$(0.03)	$0.17	$0.05	$0.19
Basic weighted-average shares outstanding	281.5	397.5	401.4	401.7
Diluted weighted-average shares outstanding	281.5	399.5	403.0	403.0
Dividends declared per common share	$0.03	$0.03	$0.03	$0.03
Closing price of common stock	$27.60	$26.27	$27.47	$29.03

(1)	Revenues less Costs applicable to sales, and Depreciation, depletion, and amortization.

Significant fourth quarter adjustments for 2003 were (i) $30 million ($0.07 per share, basic) after-tax loss on a guarantee of QMC debt; (ii) $18 million ($0.04 per share, basic) after-tax impairment charge at Golden Giant in Canada; and (iii) $72 million ($0.17 per share, basic) tax benefit from the release of valuation allowances. The significant fourth quarter adjustment in 2002 was a $21.9 million tax benefit related to additional depletion benefits and resolved tax issues associated with prior years.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information concerning the dismissal of Arthur Andersen LLP and the engagement of PricewaterhouseCoopers LLP as the Company’s independent auditors in 2002 is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Information concerning Newmont’s directors, Audit Committee Financial Experts, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Newmont’s executive officers is set forth under Item 4A of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2004 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2003 concerning shares of Newmont’s common stock that may be issued upon the exercise of options, warrants and rights under all of Newmont’s existing equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders, including the 1996 Employees Stock Plan, 1999 Employees Stock Plan and the 2000 Non-Employee Directors Stock Plan:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(5)(6) (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(4)(5) (c)
Equity compensation plans approved by Stockholders:
Stock Plan(1)	5,993,917	(2)	$32.32	10,564,493
Director Stock Plan(3)	5,592		$26.82	352,060
Equity compensation plans not approved by Stockholders:
Stock Plan(5)	2,623,713		$23.09	851,408

TOTAL	8,623,222		$29.69	11,767,961

(1)	The 1996 Employees Stock Plan provides that the maximum number of shares under the Plan is automatically increased on January 1 by an additional number of shares equal to one percent of the number of shares of Newmont common stock outstanding on December 31 of each year.
(2)	Represents shares of common stock issuable upon exercise of outstanding options granted under Newmont’s 1996 Employees Stock Plan. This number does not include 1,618,456 shares of common stock issuable upon exercise of outstanding options granted under plans assumed by Newmont in acquisitions. The weighted average exercise price of outstanding options granted under plans assumed in acquisitions as of December 31, 2003 was $23.70. Newmont cannot grant any additional options under these assumed plans.
(3)	Effective January 1, 2003, directors are no longer entitled to receive stock options in place of other compensation.
(4)	Key employees may receive restricted shares of common stock as determined by the Compensation and Management Development Committee of the Board of Directors. Such shares are issued from the shares available to grant under the 1999 Employees Stock Plan or the 1996 Employees Stock Plan. The restricted stock vests over three years and transferability restrictions expire upon vesting. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. Restricted stock is not listed in the table because such shares are currently issued and outstanding.
(5)

Both the 1999 Employees Stock Plan and the 1996 Employees Stock Plan permit the grant of restricted stock, stock units, deferred stock, performance shares and other types of stock-based awards. A total of 851,408 shares of common stock remain available for future issuance under the 1999 Employees Stock Plan as of January 1, 2004 and a total of 10,564,493 shares of common stock were available for future issuance under the 1996 Employees Stock Plan as of January 1, 2004. The terms and provisions of the 1999

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees Stock Plan and the 1996 Employees Stock Plan are identical, except that no incentive stock options may be granted under the 1999 Employees Stock Plan, and that the maximum number of shares under the 1999 Plan cannot be increased.

(6)	Deferred stock can also be granted from the common stock available for future issuance under the 1996 Employees Stock Plan. Upon the vesting of a deferred stock award, the holder is entitled to the issuance of the number of shares of common stock specified in the award, less applicable taxes, without the payment of any consideration by the employee.

Equity Compensation Plan Not Approved by Stockholders—1999 Employees Stock Plan

In March 1999, the Board of Directors adopted the 1999 Employees Stock Plan (the “1999 Plan”). The 1999 Plan has not been approved by the Stockholders.

Shares Subject to the Plan.    As of December 31, 2003, 2,352,461 shares of Newmont’s common stock were subject to outstanding options granted and 851,408 shares remained available for future grants. If any option granted pursuant to the 1999 Plan expires or terminates for any reason without being exercised in full, the unexercised option released will again be available for granting. The number of shares available for future grants and previously granted but unexercised options is subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the 1999 Plan.

Eligibility.    Employees of Newmont and subsidiaries designated by the Compensation and Management Development Committee (the “Committee”) are eligible to receive awards under the 1999 Plan.

Stock Option Awards.    The Committee may grant non-qualified stock options to eligible employees. The exercise price of options granted under the 1999 Plan cannot be less than 100% of the fair market value of a share of common stock on the day of grant. Options are exercisable within the times and upon the events determined by the Committee as set forth in the optionee’s option agreement. Options are exercisable over such period as may be determined by the Committee, so long as the option term does not exceed 10 years. The 1999 Plan provides for the payment of the exercise price of options by any method permitted by applicable law and approved by the Committee at the time of grant, including payment in accordance with a “cashless exercise” program established by the Committee.

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

Mergers, Consolidation or Change of Control.    In the event of a change of control of Newmont, unless the applicable award agreement specifies otherwise, all restrictions with respect to restricted stock are immediately cancelled and the time of exercise of options, stock appreciation rights and other stock-based awards are accelerated so that such awards become immediately exercisable in full. In the event of a change of control, the Committee, in its discretion, may provide for the assumption or substitution of outstanding awards by the successor corporation to the Company or may provide for the conversion of outstanding awards into a right to receive cash based on the greater of (i) the highest value of the consideration to be received in connection with such transaction for one share of common stock; and (ii) the highest market trading price of a share of common stock during the 30 consecutive trading days prior to the date of the change of control, less any applicable per share exercise price of such award, multiplied by the number of shares of common stock subject to the award.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2004 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2004 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2004, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 116 above.

Financial Statement Schedules

Page
Financial Statements of Nusa Tenggara Partnership, V. O. F.	NT-1

Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)  Reports filed on Form 8-K in the quarter ended December 31, 2003:

•	Report dated October 29, 2003, announcing financial results for the quarter ended September 30, 2003.

•	Report dated November 5, 2003, announcing the public offering of 24,000,000 shares of the Company’s common stock at a price to the public of $42.40 per share.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Partners of Nusa Tenggara Partnership V.O.F.:

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations and comprehensive income (loss), changes in partners’ equity and of cash flows, present fairly, in all material respects, the financial position of Nusa Tenggara Partnership V.O.F. (a Dutch General Partnership) and its subsidiary at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Notes 2 and 11 to the consolidated financial statements, the Partnership changed its method of accounting for asset retirement obligations on January 1, 2003.

As explained in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting for derivative instruments and hedging activities on January 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Denver, Colorado

February 27, 2004

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of United States dollars)

	Years Ended December 31,
	2003	2002	2001

Revenues
Concentrate sales
Contained copper	$522,718	$463,413	$447,291
Third-party smelting and refining costs	(98,045)	(103,727)	(101,892)

	424,673	359,686	345,399

Costs and expenses
Production costs (exclusive of depreciation, depletion and amortization shown separately below)	68,564	117,286	172,996
Depreciation, depletion and amortization	125,917	125,057	112,243
Exploration	1,455	225	255
Other	33	15	405

	195,969	242,583	285,899

Other income (expense)
Interest income and other	2,811	2,731	1,134
Interest expense	(49,424)	(59,415)	(89,013)

	(46,613)	(56,684)	(87,879)

Pre-tax income (loss) before cumulative effect of a change in accounting principle	182,091	60,419	(28,379)
Income tax (expense) benefit	(67,079)	(24,942)	17,224

Income (loss) before cumulative effect of a change in accounting principle	115,012	35,477	(11,155)
Cumulative effect of a change in accounting principle, net of tax of U.S.$1.4 million in 2003 and U.S.$14 thousand in 2001	(14,218)	—	(27)

Net income (loss)	$100,794	$35,477	$(11,182)

Other comprehensive (loss) income	(3,490)	2,995	(2,340)

Comprehensive income (loss)	$97,304	$38,472	$(13,522)

NUSA TENGGARA PARTNERSHIP V.O.F.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of United States dollars)

	At December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$82,232	$113,417
Accounts receivable from affiliates	318	4,006
Metal sales receivables	54,601	55,354
Value added taxes receivable	4,279	13,899
Receivable—Advance NIL	17,856	—
Receivable—Advance NTMC	13,888	—
Inventories	82,757	90,774
Stockpiles	2,195	2,041
Deferred income tax assets	50,792	3,355
Senior debt reserve account	—	22,169
Other	16,040	8,095

Current assets	324,958	313,110
Stockpiles	287,220	196,811
Property, plant and mine development, net	1,585,124	1,658,912
Intangible mineral interests, net	176,349	188,294
Senior debt reserve account	60,939	—
Debt issuance costs	22,874	29,472
Deferred income tax assets	—	54,667
Other	1,037	1,183

Total assets	$2,458,501	$2,442,449

LIABILITIES
Current portion of long-term debt	$86,730	$92,516
Related party debt and interest	258,182	259,793
Accounts payable and accrued expenses	86,331	78,290
Accounts payable—affiliates (see Note 8 and 16)	115,522	3,717
Taxes payable	4,279	2,975
Deferred stripping costs	—	18,135

Current liabilities	551,044	455,426
Long-term debt	653,082	843,255
Reclamation and remediation liabilities	47,492	13,330
Provision for retirement benefit	3,321	2,270
Deferred income taxes	55,931	—
Deferred stripping costs	69,905	48,613
Accounts payable—affiliates (see Note 8 and 16)	—	99,133

Total liabilities	1,380,775	1,462,027

Commitments and contingencies (see Notes 2, 15, 16 and 17)

PARTNERS’ EQUITY
Capital account—Newmont Indonesia Limited (“NIL”)	607,816	551,119
Capital account—Nusa Tenggara Mining Corporation (“NTMC”)	472,745	428,648
Accumulated other comprehensive (loss) income	(2,835)	655

Total partners’ equity	1,077,726	980,422

Total liabilities and partners’ equity	$2,458,501	$2,442,449

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED CHANGES IN PARTNERS’ EQUITY

(Amounts in thousands of United States dollars)

	NIL 56.25%	NTMC 43.75%	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2000	$489,597	$380,798	$—	$870,395
Cash contributions	8,989	6,991	—	15,980
Return of capital	(124)	(96)	—	(220)
Accrued interest transferred to equity	14,241	11,076	—	25,317
Net loss	(6,290)	(4,892)	—	(11,182)
Other comprehensive loss	—	—	(2,340)	(2,340)

Balance at December 31, 2001	506,413	393,877	(2,340)	897,950
Cash contributions	24,750	19,250	—	44,000
Net income	19,956	15,521	—	35,477
Other comprehensive income	—	—	2,995	2,995

Balance at December 31, 2002	551,119	428,648	655	980,422
Net income	56,697	44,097	—	100,794
Other comprehensive loss	—	—	(3,490)	(3,490)

Balance at December 31, 2003	$607,816	$472,745	$(2,835)	$1,077,726

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED CASH FLOW

(Amounts in thousands of United States dollars)

	Years Ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$100,794	$35,477	$(11,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	125,917	125,057	112,243
Accretion of accumulated reclamation obligations	6,388	—	—
Loss on disposal of fixed assets	174	210	—
Amortization of deferred stripping costs, net	3,157	(8,570)	49,849
Amortization of debt issuance costs	6,598	6,793	6,198
Write-down of stockpiles and inventories	2,539	904	17,835
Cumulative effect of change in accounting principle, net of tax	14,218	—	27
Deferred income tax expense (benefit)	66,443	24,121	(19,547)
(Increase) decrease in operating assets:
Accounts and other receivables	14,061	(16,028)	8,202
Stockpiles and inventories	(75,014)	(39,390)	(89,227)
Other assets	(7,796)	(2,730)	6,642
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	12,717	(21,135)	3,117
Other liabilities	744	19,223	3,032

Net cash provided by operating activities	270,940	123,932	87,189

Investing activities:
Value added taxes	—	—	40,834
Additions to property, plant and mine development	(35,652)	(39,080)	(46,278)

Net cash used in investing activities	(35,652)	(39,080)	(5,444)

Financing activities:
Equity contributions from Newmont Indonesia Limited	—	24,750	8,989
Equity contributions from Nusa Tenggara Mining Corporation	—	19,250	6,991
Amounts returned to Newmont Indonesia Limited	—	—	(124)
Amounts returned to Nusa Tenggara Mining Corporation	—	—	(96)
Proceeds from long-term debt	—	—	426,250
Repayments of long-term debt	(195,959)	—	(490,479)
Senior debt reserve account	(38,770)	(22,619)	(345)
Advance to Newmont Indonesia Limited	(17,856)	—	—
Advance to Nusa Tenggara Mining Corporation	(13,888)	—	—
Repayment of working capital loan to affiliates	—	—	(15,000)
Debt issuance costs	—	—	(21,142)

Net cash (used in) provided by financing activities	(266,473)	21,381	(84,956)

Net (decrease) increase in cash and cash equivalents	(31,185)	106,233	(3,211)
Cash and cash equivalents at beginning of year	113,417	7,184	10,395

Cash and cash equivalents at end of year	$82,232	$113,417	$7,184

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    GENERAL

Nusa Tenggara Partnership V.O.F. (“NTP” or the “Partnership”) is a general partnership organized under the laws of The Netherlands. Newmont Indonesia Limited (“NIL”), a Delaware, U.S.A. corporation and subsidiary of Newmont Mining Corporation (“Newmont”), also a Delaware, U.S.A. corporation, has a 56.25% economic interest in NTP, and Nusa Tenggara Mining Corporation (“NTMC”), a Japanese corporation jointly owned by Sumitomo Corporation (“Sumitomo”) (74.3%), Sumitomo Metal Mining Co., Ltd. (14.3%), Mitsubishi Materials Corporation (7.1%) and Furukawa Co., Ltd. (4.3%) has a 43.75% economic interest in NTP. Both Newmont and Sumitomo have significant participating rights in the NTP business and unanimous approval is needed for various NTP decisions. NTP maintains its accounting records in U.S. dollars (“USD” or “U.S.$”).

NTP was formed to develop and mine the Batu Hijau copper/gold deposit located in Sumbawa, Nusa Tenggara Barat, Indonesia. Proven and probable reserves totaled 11.9 billion (unaudited) and 11.0 billion (unaudited) pounds of copper and 13.4 million (unaudited) and 12.3 million (unaudited) ounces of gold, at December 31, 2003 and 2002, respectively. Operations commenced in the fourth quarter of 1999, with initial sales of concentrate in December 1999. Copper sales totaled 610.4 million and 644.0 million pounds and gold sales totaled 584,672 ounces and 494,214 ounces for 2003 and 2002, respectively. The cost for the initial development of the open pit mine, mill and infrastructure, including employee housing, a port, electrical generation facilities, interest during construction and working capital was approximately U.S.$1.83 billion. Based on proven and probable reserves, mining will be completed in approximately 14 years and processing of stockpiles will be completed in approximately 27 years.

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

Exploration work is being performed on other parts of the COW that are outside the Batu Hijau mine area.

Under the COW, a portion of PTNNT not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals at the higher of replacement cost value, Jakarta stock exchange share value or fair market value as a going concern. Based on the current holding of PTNNT shares by an Indonesian national, the first year in which such an offer of shares would need to be made is 2006. The effect of this provision could potentially reduce NIL and NTMC ownership to 49% by 2010.

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

Over the past seven years, Indonesia has experienced significant fluctuations of its currency, the Rupiah. The country also faces political and social challenges. NTP’s cost and debt structure is primarily U.S. dollar-denominated. To the extent that there are fluctuations in the Rupiah, its devaluation is generally economically neutral or beneficial to NTP since local salaries and supply contracts will decrease against the U.S. dollar. Excluding certain tax receivables described in Note 2, PTNNT activities have not been materially affected by the economic, social and political situation in Indonesia, primarily because they are located in a remote location.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

NTP’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the NTP’s Consolidated Financial Statements requires NTP to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The most significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production (“UOP”) depreciation, depletion and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable copper and gold in stockpiles; asset impairments (including impairments of long-lived assets); write-downs of inventory to net realizable value; post-employment, postretirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. NTP bases its estimates on NTP’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Principles of Consolidation

The financial statements reflect the consolidated financial position and the results of operations of NTP and PTNNT. To date, PTNNT has recorded cumulative losses. Therefore, NTP has recorded 100% of PTNNT’s income and losses. NTP loaned PTPI the funds required to purchase its original 20% interest in PTNNT. In accordance with the PTPI loan agreement, PTPI has pledged 70% of its 20% share of future PTNNT dividends to repay its loan to NTP, including dividends. Once PTNNT’s cumulative losses are recovered, which is expected to occur in 2004, NTP will recognize its 80% share of PTNNT’s earnings plus 70% of PTPI earnings for an effective 94% share of PTNNT’s earnings until the PTPI loan is repaid. All significant intercompany balances and transactions have been eliminated.

As described in Note 1, PTPI owns a 20% carried interest in PTNNT. PTNNT’s total paid-in capital was U.S.$683.4 million at December 31, 2003 and 2002. PTPI’s share of such capital was funded with loans from NIL and NTMC, through NTP, and totaled U.S.$136.7 million at December 31, 2003 and 2002. These loans are subject to interest at the six-month SIBOR rate plus 2%. PTPI agreed to assign 70% of its rights to dividends from PTNNT to repay such loans, including interest, pursuant to an Acknowledgement of Indebtedness and Assignment of Dividends agreement with NIL. Interest accrued under these loans is fully covered by an allowance until recoverability of such interest is determined.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46 defines such entities as variable interest entities (“VIEs”). A FASB Staff Position issued in October 2003 deferred the effective date of FIN 46 to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003 if certain criteria are met. Subsequently, during December 2003, the FASB issued FIN 46R which replaces the original interpretation. Application of this revised interpretation is required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004.

As of December 31, 2003, NTP did not have an interest in any special purpose entity.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NTP is currently evaluating the impact FIN 46R will have on its financial statements for any VIE created before December 31, 2003. NTP has identified PTNNT as a VIE because of certain capital structures and contractual relationships. In addition, NTP has identified Newmont as the primary beneficiary of PTNNT. As a result, effective January 1, 2004 on adoption of FIN 46R, NTP will no longer consolidate PTNNT and will account for its interest in PTNNT using the equity method.

Foreign Currency Transactions and Balances

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

Stockpiles and inventories

In general, costs that are incurred in or benefit the productive process are inventoried. Stockpiles and inventories are carried at the lower of average cost or net realizable value. The current portion of stockpiles and inventories are determined based on the expected amounts to be processed within the next 12 months. Stockpiles and inventories not expected to be processed within the next twelve months are classified as long-term. The major classifications are as follows:

Stockpiles and Ore at Crusher

Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons (via truck counts and/or in-pit surveys of the ore before stockpiling) added and removed from the stockpile, the number of contained pounds of copper equivalent (based on assay data) and the recovery percentage (based on estimated mill recovery). Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation and amortization relating to mining operations. Costs are added to a stockpile based on the current mining cost per ton including applicable depreciation and removed at the average cost per recoverable pound of copper equivalent in the stockpile.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrate Inventory

Concentrate inventories represent saleable copper concentrate available for shipment. PTNNT values concentrate inventory at the average cost, including an allocable portion of mill support costs and mill depreciation. Costs are added and removed to the concentrate inventory based on tons of concentrate.

Materials and Supplies

Materials and supplies are valued the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Property, Plant and Mine Development

Property, plant and mine development are stated at cost less accumulated depreciation, depletion and amortization. Expenditures for new facilities or expenditures that extend the useful lives of existing facilities are capitalized and depreciated over the estimated productive lives of the facilities. Depreciation for mining and milling life-of-mine assets is determined using the UOP method based on proven and probable reserves. Other assets are depreciated on a straight-line basis over the estimated productive lives, ranging from 3 to 20 years, but do not exceed mine life based on proven and probable reserves.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the UOP depreciation method based on the estimated recoverable pounds of copper equivalent mined from proven and probable reserves. These costs include costs to further delineate the ore body and remove overburden to initially expose the ore body during the development stage of the project. To the extent that these costs benefit the entire ore body, they are depreciated on a UOP basis over the estimated life of the ore body based on proven and probable reserves. Costs incurred to access specific ore blocks or areas that only provide benefit of access to that area are depreciated over the proven and probable reserves of the specific ore area.

Interest expense allocated to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Gains or losses from normal sales or retirements of assets are included in other income.

Intangible Mineral Interests

The excess of the agreed fair value of the assets contributed to NTP when it was initially funded over the historical cost basis was recorded as mineral interests (previously classified as “deferred mineral rights”). Such costs are amortized by the UOP method based on proven and probable reserves.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Upon adoption as required on January 1, 2002, NTP reclassified $202.8 million, net of mineral interests from Property, plant and mine development to a separate line item, Intangible mineral interests, net on the Consolidated Balance Sheets.

The Emerging Issues Task Force (“EITF”) formed a committee to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, “Business Combinations” and SFAS No. 142 to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The issues to be discussed also include whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. NTP believes that its accounting for its mineral interests conveyed by leases is in accordance with generally accepted accounting principles. However, NTP cannot predict whether the deliberations of the EITF will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from NTP’s current practices.

Asset Impairment

NTP reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected copper and gold commodity prices (considering current and historical prices, price trends and related factors), production levels, cash costs of production and capital, all based on detailed engineering life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of copper and gold that will be obtained from proven and probable reserves after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. All assets at an operating segment are considered together for purposes of estimating future cash flows. Assumptions underlying future cash flow estimates are subject to risks and uncertainties.

Debt Issuance Costs

Costs incurred to arrange and refinance the third party debt for development of PTNNT’s Batu Hijau mine, including financial advisory fees, legal fees, loan origination and commitment fees, and accounting and tax advisory services, among others, were capitalized as deferred debt issuance costs. Such costs are amortized over the term of the loan which started at the beginning of commercial production using the effective interest method. Amortization of debt issuance costs is included as a component of interest expense.

Revenue Recognition

The Batu Hijau operation produces a metal concentrate, which contains payable copper and gold and minor values of payable silver. PTNNT has entered into long-term contracts for the sale of these metal concentrates with highly reputable refiners in Japan, Korea (“Non-European Refiners”) and Europe (“European Refiners”). In accordance with the contracts, title to the concentrates and the risk of loss are passed to the buyer when the concentrates are moved over the vessel’s rail at the port (loading port for Non-European Refiners and unloading port for European Refiners). The contract terms provide that 90% of a provisional sales price, which is calculated in accordance with terms specified in the individual contracts based on an initial assay and weight certificate, is collected within three business days after the concentrates arrive at the smelter (“final delivery”). Factors entering into the calculation of the provisional sales price are (i) metals prices, pursuant to the terms of related contracts, calculated using quoted London Metals Exchange (“LME”) prices for the second calendar week prior to shipment; and (ii) treatment and refining charges. The balance of the sales price is received at final settlement and is based on final assays and weights, and final metal prices during the respective metal quotational periods. For the majority of shipments, the quotational period for copper is the average LME price in the third month following the month of final delivery and the quotational period for gold and silver is the average LME price in the month of shipment. Final delivery to Non-European and European refiners takes approximately 14 days and 30 days, respectively. The majority of the Batu Hijau concentrates are shipped to Non-European refiners. Accordingly, the time between initial recording of revenue and final settlement averages approximately three and one-half months but could be as long as four months.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), certain conditions must be met prior to recognizing revenue. These conditions are: persuasive evidence of a contract exists; delivery has occurred; the price is fixed or determinable; and collectability of the sales price is reasonably assured. In accordance with SAB 101, PTNNT recognizes metal sales revenues following: (i) the passage of title after the loading or unloading of the concentrates; (ii) issuance of an initial assay and weight certificate; and (iii) issuance of a provisional invoice. At this point in time, the sales price is determinable since it is based on defined contract terms, initial assays are available, and it can be reasonably estimated by reference to published price indices on actively and freely traded commodity exchanges. Additionally, there is no significant uncertainty as to collectability given that all of the refiners are of high-credit quality and that 90% of the provisional price is paid within three business days of final delivery at the refiner.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the month-end spot price and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificate. Effective January 1, 2002, PTNNT changed its methodology to mark-to-market its provisional sales based on the forward price for the estimated month of settlement. This change in methodology did not have a material effect on net income for the year ended December 31, 2001. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice. For the years ended December 31, 2003, 2002 and 2001, PTNNT had recorded revenues of U.S.$95.7 million, U.S.$65.7 million and U.S.$98.1 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 5.07%, 1.98% and 4.3% for the years ended December 31, 2003, 2002 and 2001, respectively. The average price adjustment for gold was 1.13%, 0.83% and 0.01% for the years ended December 31, 2003, 2002 and 2001, respectively.

PTNNT’s sales based on a provisional sales price contain an embedded derivative which is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. At December 31, 2003 and 2002, PTNNT had consolidated embedded copper derivatives on 91.5 million and 93.5 million pounds recorded at an average price of U.S.$1.04 and U.S.$0.70 per pound, respectively. A one-cent movement in the average price used for these derivatives will have an approximate U.S.$0.6 million and U.S.$0.6 million impact on PTNNT’s net income for the years ended December 31, 2003 and 2002, respectively.

Sales of gold and silver by-products for the years ended December 31, 2003, 2002, and 2001 were U.S.$217.3 million, U.S.$159.2 million and U.S.$145.3 million, respectively. Revenue from the sale of gold and silver is credited to production costs in the determination of net income for each period presented. These by-product commodities represented 51%, 44% and 42% of revenues and reduced production costs by 76%, 58% and 48% for the years ended December 31, 2003, 2002, and 2001, respectively. Gold and silver revenues, which are recorded as by-product credits, are significant to the economics of the Batu Hijau operation.

Deferred Stripping

In general, mining costs are charged to Production costs as incurred. However, PTNNT defers and amortizes certain mining costs on a UOP basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. Deferred stripping matches the costs of production with the sale of such production by assigning each recoverable pound of copper equivalent with an equivalent amount of waste removal cost. If PTNNT were to expense stripping costs as incurred, there may be greater volatility in NTP’s period-to-period results of operations.

Deferred stripping costs are charged to Production costs as copper concentrate is produced and sold using the UOP method based on estimated proven and probable reserves. NTP uses a stripping ratio based on total tons to be moved to equivalent pound of copper expected to be recovered over the life of the mine. Deferred stripping results in the recognition of the costs of waste removal activities over the life of the mine as copper concentrate is produced. The application of the accounting for deferred stripping costs and the resulting differences in timing between costs deferred and amortization generally results in an asset on the Consolidated Balance Sheets (Deferred stripping costs), although a liability will arise if the actual stripping ratio incurred to date is less than the expected waste to ore ratio over the life of the mine. PTNNT’s deferred stripping balance is currently in a liability position.

The estimated remaining life of the Batu Hijau pit is 14 years, which represents the time period over which the deferred stripping cost balance will be amortized. The amortization of deferred stripping costs is reflected in the income statement over the remaining life of the operations so that no unamortized balance remains at mine closure. PTNNT’s cash flows are reviewed regularly, and at least annually, for the purpose of assessing whether any write-downs to the deferred stripping cost balances are required.

NTP has classified these costs as Deferred stripping costs on the Consolidated Balance Sheets. The total deferred stripping liability as of December 31, 2003 and 2002 was U.S.$69.9 million and U.S.$66.7 million, respectively. Additions (deductions) to deferred stripping costs are included as a component of Movement of deferred stripping costs, net in Operating activities in the Statements of Consolidated Cash Flow. Net additions (deductions) to deferred stripping costs liability for the years ended December 31, 2003, 2002 and 2001 were U.S.$3.2 million, U.S.$(8.6) million and U.S.$49.8 million, respectively.

Reclamation Costs (Asset Retirement Obligations)

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2003, when NTP recorded the estimated present value of reclamation liabilities (“asset retirement obligation “ or “ARO”) and increased the carrying amount of the related asset (“asset retirement cost” or “ARC”), which resulted in a cumulative effect of a change in accounting principle of U.S.$14.2 million. See Note 11. The ARC will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs were accrued and charged over the expected operating life of the Batu Hijau operations using the UOP method based on proven and probable reserves.

Income Taxes

PTNNT accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of its assets and liabilities and the related income tax basis of such assets

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Instruments

PTNNT does not acquire, hold or issue financial instruments for trading or speculative purposes. Financial instruments are used to manage certain market risks resulting from fluctuations in commodity prices (mainly copper and diesel fuel) and foreign currency exchange rates. Copper is an internationally traded commodity, and its prices are effectively determined by the LME. On a limited basis, PTNNT hedges sales commitments by entering into copper swap contracts. Swap contracts are settled at the LME average monthly price in accordance with the terms of the contracts. PTNNT has also put in place derivative instruments with respect to a portion of its planned future diesel purchases and the Indonesia Rupiah.

Effective January 1, 2001, NTP adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative’s fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either Other comprehensive income (loss) or Net income (loss), depending on the nature of the instrument. NTP made no substantive changes to its risk management strategy as a result of adopting SFAS No. 133. Derivative documentation policies were revised as necessary to comply with the new standard. Upon the adoption of SFAS No. 133 on January 1, 2001, U.S.$27,000 was recorded as a Cumulative effect of a change in accounting principle, net for an Australian currency exchange contract that was not designated a cash flow hedge. In addition, upon adoption, an asset of U.S.$357,000 was recorded for the fair value of copper swap contracts that qualify as cash flow hedges, with an offsetting benefit of U.S.$232,000 to Other comprehensive income (loss), net of U.S.$125 thousand in Deferred income tax assets.

Comprehensive (Loss) Income

In addition to net income, comprehensive (loss) income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Partnership had no comprehensive income items prior to 2001. The U.S.$3.5 million Other comprehensive loss in 2003, the U.S.$3.0 million Other comprehensive income in 2002 and the U.S.$2.3 million Other comprehensive loss in 2001 represents the change in the fair value of derivative instruments that qualify as cash flow hedges.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3    INITIAL FUNDING OF THE PARTNERSHIP

The Partnership agreement, executed on July 2, 1996, provided for initial contributions from its partners. The date of such contributions (referred to as the “Initial Funding Date”) was June 10, 1997. NIL contributed its 80% interest in PTNNT in exchange for a 56.25% interest in NTP. NIL also contributed rights to its shareholder loan receivable of U.S.$77.2 million and a PTPI loan receivable of U.S.$2.2 million. The agreed upon value of NIL’s initial contributions was U.S.$306.2 million. NTMC contributed approximately U.S.$239.3 million of subsequent cash contributions, as defined in the Partnership agreement, in exchange for a 43.75% interest in NTP. NTMC and NIL have contributed proportionately 43.75% and 56.25%, respectively, after NTMC’s cash contributions of U.S.$239.3 million.

PTNNT’s losses up to the Initial Funding Date of U.S.$41.4 million were allocated to the capital accounts of NIL and NTMC in proportion to their respective Partnership interests.

NOTE 4    STOCKPILES AND INVENTORIES

	At December 31,
	2003	2002
	(in thousands of U.S.$)
Current:
Stockpiles and ore at crusher	$1,967	$2,041
Concentrate inventory	228	—
Materials and supplies	82,757	90,774

Total current stockpiles and inventories	$84,952	$92,815

Non-Current:
Stockpiles	$287,220	$196,811

Non-current stockpiles increased from U.S.$196.8 million at December 31, 2002 to U.S.$287.2 million at December 31, 2003. The increase in non-current stockpiles relates to ore tons that were mined in 2003 and were placed in stockpiles for future processing. At Batu Hijau, the mining rate in 2003 exceeded the processing rate during the period. The resulting ore stockpiles are expected to be processed in future years in accordance with the life-of-mine plan.

NOTE 5    PROPERTY, PLANT AND MINE DEVELOPMENT

	At December 31,
	2003	2002
	(in thousands of U.S.$)
Machinery and equipment	$1,422,551	$1,362,036
Buildings and infrastructure	445,463	443,533
Mine development	157,641	157,641
Construction-in-progress	12,180	40,127
Asset retirement cost	24,980	—

	2,062,815	2,003,337
Accumulated depreciation, depletion and amortization	(477,691)	(344,425)

Property, plant and mine development—net	$1,585,124	$1,658,912

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6    INTANGIBLE MINERAL INTERESTS

	At December 31,
	2003	2002
	(in thousands of U.S.$)
Intangible mineral interests	$219,508	$219,509
Accumulated amortization	(43,159)	(31,215)

Intangible mineral interests—net	$176,349	$188,294

These intangible mineral interests are amortized over proven and probable reserves, have no residual value and a weighted average life of 27 years. Total amortization expense for the years ended December 31, 2003, 2002 and 2001 was U.S.$11.9 million, U.S.$14.5 million and U.S.$9.7 million, respectively. The estimated aggregate amortization expenses for the next five years are as follows (based on the current mine plan):

Year ended December 31,	Amount
(in millions)
2004	$14.0
2005	11.3
2006	9.6
2007	11.9
2008	9.2

NOTE 7    DEFERRED STRIPPING

Movements in the deferred stripping costs liability balance were as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands of U.S.$)
Opening balance	$66,748	$75,318	$25,469
Amortizaton	(9,857)	(12,096)	(1,911)
Additions	13,014	3,526	51,760

Closing balance	$69,905	$66,748	$75,318

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8    ACCOUNTS PAYABLE—AFFILIATES

Details of accounts payable—affiliates were as follows:

	At December 31,
	2003	2002
	(in thousands of U.S.$)
Long term:
Technology and Know-How Agreement Royalties—NTL	$—	$55,762
Technology and Know-How Agreement Royalties—Sumitomo	—	43,371

	—	99,133
Short term:
Technology and Know-How Agreement Royalties—NTL	64,436	—
Technology and Know-How Agreement Royalties—Sumitomo	50,117	—
Consulting Services Agreement—NISL	329	2,694
Payroll Agency Agreements—NIIL and NGELP	640	722
Consulting Services Agreement—NPN	—	301

	115,522	3,717

Total	$115,522	$102,850

Following repayment of principal amounts previously deferred under the Senior Debt (see Note 10) during 2003, the accounts payable-affiliates amounts were reclassified from long-term to short-term.

NOTE 9    INCOME TAXES

NTP’s Indonesian income tax (expense) benefit consisted of:

	Years Ended December 31,
	2003	2002	2001
	(in thousands of U.S.$)
Current	$(636)	$(821)	$(2,323)
Deferred	(66,443)	(24,121)	19,547

Total (expense) benefit	$(67,079)	$(24,942)	$17,224

NTP’s income tax (expense) benefit differed from the amounts computed by applying the COW corporate income tax statutory rate for PTNNT for the following reasons:

	Years Ended December 31,
	2003	2002	2001
	(in thousands of U.S.$)
Indonesian corporate income tax benefit at COW rate	$(63,732)	$(21,147)	$9,933
Interest expense to partners	2,788	4,385	10,981
Valuation allowance on deferred tax assets	170	(906)	3,235
Amortization of capitalized interest & mineral interests	(2,761)	(3,701)	(1,901)
Other	(2,908)	(2,752)	(2,701)

Income tax (expense) benefit	(66,443)	(24,121)	19,547
Income withholding tax	(636)	(821)	(2,323)

Total (expense) benefit	$(67,079)	$(24,942)	$17,224

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other comprehensive income (loss) for the years ended December 31, 2003 and 2002 is net of U.S.$(1.9) million benefit and U.S.$1.6 million expense, respectively, of deferred income taxes which is not reflected above.

Components of NTP’s net deferred income tax assets (liabilities) are as follows:

	At December 31,
	2003	2002
	(in thousands of U.S.$)
Deferred tax assets:
Net operating loss carry-forwards	$249,562	$289,512
Deferred stripping costs	24,467	23,362
Reclamation	13,598	4,526
Provision for retirement benefit	1,162	795
Inventories	19,080	10,485
Other	1,526	—

Gross deferred tax assets:	309,395	328,680
Valuation allowance for deferred tax assets	(3,164)	(3,334)

Net deferred tax assets	306,231	325,346

Deferred tax liabilities:
Depreciation	(311,370)	(266,971)
Other	—	(353)

Deferred tax liabilities	(311,370)	(267,324)

Net deferred tax (liabilities) assets	$(5,139)	$58,022

Primarily based on estimates of future sources of taxable income, NTP believes that it, more likely than not, will utilize U.S.$306.2 million of the U.S.$309.4 million of deferred income tax assets at December 31, 2003.

	At December 31,
	2003	2002
	(in thousands of U.S.$)
Net deferred tax assets (liabilities):
Current	$50,792	$3,355
Non-current	(55,931)	54,667

Net deferred tax (liabilities) assets	$(5,139)	$58,022

The net operating fiscal loss (income) carry-forward amount and the expiration year are as follows:

Tax year ended December 31,	Year of expiration	Amount
	(in millions of U.S.$)
2000	2008	$451.1
2001	2009	274.5
2002	2010	108.6
2003	N/A	(121.2)

Net operating fiscal loss carry-forward		$713.0

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10    DEBT

Senior Debt

On July 30, 1997, PTNNT entered into a U.S.$1.0 billion project financing facility for the Batu Hijau project (“Senior Debt”) which falls under the Common Security Agreement (“CSA”) between the senior lenders and PTNNT. U.S.$739.8 million and U.S.$913.3 million was outstanding as of December 31, 2003 and 2002, respectively. The Senior Debt is comprised of commitments from three export-credit agencies. The completion tests associated with this debt were satisfied during the fourth quarter of 2000 making the Senior Debt non-recourse to Newmont and Sumitomo. The assets of PTNNT are pledged for the debt. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

Repayments of borrowings under the Senior Debt are in semi-annual installments from May 2001 through November 2013. The first and second repayments were made in May and November 2001 amounting to U.S.$43.4 million each. The facility as amended in May 2002 provided PTNNT with the ability to defer up to U.S.$173.5 million in principal payments scheduled for 2002 and 2003. Installments due in 2002 amounting to U.S.$86.8 million were deferred at December 31, 2002. Certain restrictions on paying Restricted Payments and Technology and Know-How fees applied while deferred amounts were outstanding. As a result of improved commodity prices and lower costs, the deferred principal was completely repaid and brought up to date in 2003. The amounts repaid were U.S.$130.2 million and U.S.$43.4 million in May 2003 and November 2003, respectively.

The interest rate is based on blended fixed and floating rates, and at current market rates on December 31, 2003, the weighted average interest rate would approximate the London InterBank Offering Rate (“LIBOR”) plus 3.47%. The weighted average interest rates were 4.7%, 5.0%, and 6.8% during 2003, 2002 and 2001, respectively, and the interest rates were 4.7% and 4.7% at December 31, 2003 and 2002, respectively.

The Chase Manhattan Bank (“Chase”) portion of the Senior Debt was refinanced in May 2001. U.S.$403.75 million was borrowed from Export-Import Bank of the United States (“US Exim”) and the Chase tranche of the Senior Debt was repaid in full.

Scheduled minimum annual long-term third party debt repayments are U.S.$86.7 for each of the next five years. U.S.$306.1 million is due thereafter.

Debt Covenants

Senior Debt covenants, conditions, warranties and representations include among others:

Limitation on Indebtedness—PTNNT shall not incur any indebtedness, other than the U.S.$1 billion Senior Debt, except for “Permitted Indebtedness,” which includes the unsecured debt from a commercial bank loan facility (see below), subordinated debt from NTP, sponsor loans and second sponsor loans discussed below, unsecured working capital debt with maturity not in excess of one year and not exceeding U.S.$35.0 million, and other indebtedness with aggregate principal not to exceed U.S.$5.0 million at any one time.

Restricted Payments—Restricted Payments include dividends or return of capital and payment of principal and interest on subordinated loans to NTP, its partners or their affiliates. Restricted Payments can be made provided certain conditions, financial covenants and financial ratios are met, which are as follows: Senior Debt reserve fully funded for next payment; no event of default; funding for 30 days operating costs in collateral accounts; and no event of political force majeure.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted payments in the amount of U.S.$60.5 million were made in fourth quarter 2003 to repay the Commercial Bank Loan (see Commercial Bank Loan below) of U.S.$22.5 million, U.S.$36.6 million of Subordinated loan interest and U.S.$1.4 million, of exploration expense.

Commercial Bank Loan

On May 14, 2001, PTNNT borrowed U.S.$22.5 million from a commercial bank to fund a credit financing fee for the Senior Debt transaction with US Exim as described above. This borrowing is unsecured and was due in May 2005. The interest rate was based on the semi-annual LIBOR rate, and the weighted average interest rate was approximately LIBOR plus 2%. The weighted average interest rates were 2.9%, 4.0% and 5.7% during 2003, 2002 and 2001, respectively and at December 31, 2002, the interest rate was 3.4%. The loan was repaid in November 2003.

Loans and Accrued Interest To Partners

In 1999, PTNNT entered into separate shareholder subordinated loan agreements with NIL and NTMC (“Sponsor Loans”) under which U.S.$195.6 million of principal was outstanding at December 31, 2003 and 2002. U.S.$9.5 million and U.S.$8.9 million of accrued interest related to the Sponsor Loans was outstanding at December 31, 2003 and 2002, respectively. U.S.$20.8 million of the accrued interest was converted to Partners’ equity during 2001. Borrowings under Sponsor Loans are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms. The interest rate is based on the annual Singapore InterBank Offering Rate (“SIBOR”) and the interest rate on any unpaid interest is based on the annual SIBOR rate plus 1%. The weighted average interest rates during 2003, 2002 and 2001 were 1.4%, 2.1% and 5.1%, respectively, and at December 31, 2003 and 2002 were 1.3% and 1.5%, respectively. Payments of Sponsor Loan principal and interest are Restricted Payments under provisions of the Senior Debt.

On January 5, 2000, PTNNT entered into separate shareholder subordinated loan agreements (“Second Sponsor Loans”) with NIL and NTMC under which U.S.$53 million of principal was outstanding at December 31, 2003 and 2002. U.S.$0.1 million and U.S.$2.3 million interest related to the Second Sponsor Loans was outstanding at December 31, 2003 and 2002, respectively. U.S.$4.5 million of the accrued interest was converted to Partners’ equity during 2001. The terms of the Second Sponsor Loans are similar to the Sponsor Loans described above where (i) borrowings are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms; (ii) interest rates are based on the annual SIBOR rate for principal and the annual SIBOR rate plus 1% for unpaid accrued interest; and (iii) loan repayments and interest are Restricted Payments under provisions of the Senior Debt. The weighted-average interest rates during 2003, 2002 and 2001 were 1.4%, 2.1% and 4.7%, and at December 31, 2003 and 2002, the interest rates were 1.3% and 1.5%, respectively.

Effective January 1, 2004, PTNNT entered into Amendments 1 and 2 (“Amendments”) to the shareholder subordinated loan agreements (Sponsor Loans and Second Sponsor Loans) with NIL and NTMC. Under the terms of the Amendments annual interest rates are to be based on SIBOR rate plus 3% for principal and SIBOR rate plus 4% for any unpaid accrued interest.

On July 15, 2002, PTNNT entered into a working capital loan agreement with Newmont and Sumitomo Corporation Capital Asia Pty Ltd. The U.S.$35 million loan facility is available through July 14, 2005. Repayments of principal and interest are not considered Restricted Payments under the terms of the Senior Debt discussed above. The loan is available for one-, two-, or three-month periods at the option of PTNNT. The interest

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate is based on the three-month SIBOR plus 2%. However, if any principal amount is not paid by the due date, the interest rate is based on the three-month SIBOR plus 4%. The loan balance at December 31, 2003 and 2002 was zero.

NOTE 11    RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

NTP’s mining and exploration activities are subject to various Indonesian laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. NTP conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. NTP has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

The following is a reconciliation of the total liability for asset retirement obligations (in thousands of U.S.$):

Balance December 31, 2002	$13,330
Impact of adoption of SFAS No. 143	72,822
Liabilities settled	(2,626)
Revisions	(42,422)
Accretion expense	6,388

Balance December 31, 2003	$47,492

The asset retirement obligation was adjusted for a study of the final Batu Hijau reclamation cost estimate (“2003 study”), which was completed during the fourth quarter of 2003. The major change in the 2003 Study from prior estimates of Batu Hijau reclamation estimates was the optimization of the cost estimate related to the treatment of water at the site after completion of operations.

On a pro forma basis, the liabilities for asset retirement obligations would have been U.S.$79.7 million and U.S.$86.2 million at January 1, 2002 and December 31, 2002, respectively, if SFAS No. 143 had been applied at the beginning of 2002.

The table below presents the impact of the accounting change for year ended December 31, 2003 and the pro forma effect for the years ended December 31, 2002 and 2001 as if the change had been in effect for those periods (in thousands of U.S.$):

	Years Ended December 31,
	2003 Impact	2002 (pro forma)	2001 (pro forma)
(Decrease) increase to net income (loss)
Production costs	$1,392	$1,953	$(3,307)
Depreciation, depletion, and amortization	(5,045)	(5,363)	(5,296)
Income tax benefit	1,279	1,194	3,011

Net decrease in income (loss) before cumulative effect of a change in accounting principle	$(2,374)	$(2,216)	$(5,592)

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents pro forma income (loss) before cumulative effect of a change in accounting principle for years ended December 31, 2002 and 2001 as if the Company had adopted the SFAS No. 143 as of January 1, of each year (in thousands of U.S.$):

	2002	2001
	Income before cumulative effect of a change in accounting principle	Loss before cumulative effect of a change in accounting principle
As reported	$35,477	$(11,155)
Change in accounting method SFAS No. 143	(2,216)	(5,592)

Pro forma	$33,261	$(16,747)

NOTE 12    STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2003	2002	2001
	(in thousands of U.S.$)
Net income (loss)	$100,794	$35,477	$(11,182)

Other comprehensive income (loss):
Changes in fair value of cash flow hedge instruments, net of tax of $(1,879), $1,613 and $(1,260), respectively	(3,490)	2,995	(2,340)

Total other comprehensive (loss) income	(3,490)	2,995	(2,340)

Comprehensive income (loss)	$97,304	$38,472	$(13,522)

NOTE 13    MAJOR CUSTOMERS AND EXPORT SALES

PTNNT sells its concentrates primarily pursuant to long-term sales agreements. As a percentage of concentrate sales (copper sales net of of smelting and refining charges), 96% of concentrate sales were pursuant to such contracts during 2003. Three of these agreements each accounted for more than 10% of sales in 2003 at U.S.$60.3 million, U.S.$55.3 million and U.S.$53.2 million, respectively, and together accounted for 39% of concentrate sales. As a percentage of concentrate sales, 97% were pursuant to such long-term sales agreements during 2002, of which three agreements each accounted for more than 10% of sales in 2002 at U.S.$55.5 million, U.S.$51.8 million and U.S.$50.9 million, respectively, and together accounted for 44% of concentrate sales. Concentrate sales were made to three related parties during 2003, 2002 and 2001 and the associated metal sales receivables at December 31, 2003 and 2002 as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands of U.S.$)
Concentrate sales
Sumitomo Metal Mining Co., Ltd.	$31,890	$34,358	$21,761
Mitsubishi Materials Corporation	55,265	55,537	59,135
Furukawa Co., Ltd.	20,791	18,025	19,227

	$107,946	$107,920	$100,123

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31,
	2003	2002
	(in thousands of U.S.$)
Associated metals sale receivables
Sumitomo Metal Mining Co., Ltd.	$4,079	$15,663
Mitsubishi Materials Corporation	7,276	4,994
Furukawa Co., Ltd.	6,085	885

	$17,440	$21,542

NOTE 14    SUPPLEMENTAL CASH FLOW INFORMATION

Excluded from the consolidated statements of cash flows were the effects of non-cash transactions wherein PTNNT purchases spare parts inventory, but defers payment until such inventory is used. The amount so purchased was U.S.$26.3 million at December 31, 2003, U.S.$30.3 million at December 31, 2002, and U.S.$26.4 million at December 31, 2001.

In May 2001, the interest that was accrued on the Sponsor Loans and Second Sponsor Loans between PTNNT and NIL and NTMC that totaled U.S.$25.3 million was transferred to NTP partners’ equity.

Third party interest paid totaled U.S.$40.6 million, U.S.$47.4 million, and U.S.$71.0 million in 2003, 2002 and 2001, respectively.

U.S.$5.0 million of interest was paid to NIL and NTMC in 2003.

Taxes paid, consisting of withholding taxes on interest earned, were U.S.$0.8 million, U.S.$2.0 million and U.S.$2.3 million in 2003, 2002 and 2001, respectively.

In December 2003, cash distributions of $17.9 million and $13.9 million were made to NIL and NTMC, respectively.

NOTE 15    OTHER SIGNIFICANT AGREEMENTS

Technology and Know-How Agreements

On July 2, 1996, PTNNT entered into a Technology and Know-How Agreement with Newmont Technologies Limited (“NTL”), a subsidiary of Newmont, whereby NTL agreed to provide proprietary information, technology, know-how and related intellectual property rights. Under the terms of this agreement, PTNNT pays NTL a royalty of 1.6875% of the preceding month’s aggregate capital expenditures determined in accordance with U.S. GAAP, and U.S.$3.9375 per ounce of gold equivalent produced by PTNNT.

A similar Technology and Know-How Agreement was executed with Sumitomo Corporation on the same date, providing a royalty of 1.3125% of aggregate capital expenditures and U.S.$3.0625 per ounce of gold equivalent produced.

Charges under these agreements totaled U.S.$15.5 million, U.S.$16.2 million, and U.S.$16.7 million during 2003, 2002 and 2001, respectively. The associated liabilities at December 31, 2003 and 2002 were U.S.$114.6 million and U.S.$99.1 million, respectively, and were included in Accounts payable—affiliates (Note 8).

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consulting Services Agreements

In July 1996, PTNNT entered into a Consulting Services Agreement with Newmont International Services Limited (“NISL”), a subsidiary of Newmont, whereby NISL agreed to provide certain support; advisory and consulting services related to general project engineering, control and development; procurement advice and implementation; contract negotiation support; general construction advice and support; operations management support; tax and legal planning; general and administrative services; and management and business support services. NISL provides these services primarily outside of the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NISL for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled U.S.$11.7 million in 2003, U.S.$3.8 million in 2002 and U.S.$5.5 million in 2001 and Accounts payable—affiliates included U.S.$0.3 million and U.S.$2.7 million at December 31, 2003, and 2002, respectively (see Note 8).

PTNNT has a similar Consulting Services Agreement with NTMC. Pursuant to this agreement, charges totaled U.S.$0.7 million in 2003, U.S.$0.6 million in 2002 and U.S.$0.4 million in 2001. There were no Accounts payable—affiliates at December 31, 2003 and 2002.

In June 1999, PTNNT entered into a Consulting Services Agreement with Newmont Pacific Nusantara (“NPN”), a subsidiary of Newmont, whereby NPN agreed to provide legal, tax, government relations and public relations support. NPN provides these services primarily in the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NPN for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled U.S.$2.0 million, U.S.$2.4 million and U.S.$3.6 million in 2003, 2002 and 2001, respectively. Accounts payable—affiliates included U.S.$nil and U.S.$0.3 million at December 31, 2003, and 2002, respectively for this agreement (see Note 8).

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

Under the terms of these agreements, PTNNT reimburses the agents for salaries, related employee benefits and other reasonable expenses and pays a fee of U.S.$20 for each salary payment made. Agency payments totaled U.S.$11.9 million in 2003, U.S.$12.9 million in 2002 and U.S.$9.5 million in 2001, and Accounts payable—affiliates included U.S.$0.6 million and U.S.$0.7 million at December 31, 2003 and 2002, respectively (see Note 8).

Maintenance and Repair Cost Agreements

During 1999, PTNNT entered into a long-term Maintenance and Repair Cost agreements (“MARC”) with P.T. Trakindo Utama (“Trakindo”), an unrelated Indonesian company, to provide maintenance on PTNNT’s Caterpillar equipment at a fixed cost per operating hour. Under the terms of the MARC agreements, Trakindo will provide all normal “wear and tear” parts and labor necessary to perform maintenance and repairs on such equipment. Inception-to-date contract expenditures charged for such services were U.S.$119.6 million with the future value of the contracts amounting to U.S.$190.7 million. The contracts are effective through December 31, 2007. Either party can cancel the contracts with one year’s written notice.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16    HEDGING PROGRAMS

PTNNT entered into a series of copper hedging transactions which have been classified as cash flow hedges. The contracts comprise a forward sale at a fixed price and a spot purchase at the average spot price for the delivery month. The physical commodity is sold at the average spot price for the delivery month.

PTNNT had the following copper forward sales contracts outstanding at December 31, 2003:

	Expected Maturity Date or Transaction Date							Fair Value
Copper Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	December 31, 2003	December 31, 2002
(U.S.$ Denominated)								(in thousands of U.S.$)
Tonnes	4,000	—	—	—	—	—	4,000	(4,999)	404
Average price	$1,833	$—	$—	$—	$—	$—	$1,833

PTNNT also entered into diesel hedging contracts which have been designated as cash flow hedges. The contracts comprise a forward purchase at a fixed price and a spot sale at the average spot price for the delivery month.

PTNNT had the following diesel forward purchase contracts outstanding at December 31, 2003 :

	Expected Maturity Date or Transaction Date							Fair Value
Diesel Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	December 31, 2003	December 31, 2002
(U.S.$ Denominated)								(in thousands of U.S.$)
Barrels (‘000)	120	40	—	—	—	—	160	637	604
Average price	$28.1	$27.2	$—	$—	$—	$—	$27.9

PTNNT also entered into Indonesian Rupiah hedging contracts which have been designated as cash flow hedges. The contracts comprise a forward purchase at a fixed price and a spot sale at the average price for the delivery month.

PTNNT had the following Indonesian Rupiah forward purchase contracts outstanding at December 31, 2003:

	Expected Maturity Date or Transaction Date							Fair Value
Rupiah Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	December 31, 2003	December 31, 2002
(U.S.$ Denominated)								(in thousands of U.S.$)
U.S.$ (in millions)	$7.7	—	—	—	—	—	$7.7	—	N/A
Average price (Rp)	9,024	—	—	—	—	—	9,024

The outstanding hedging contracts are valued at current market value at the end of each period. The resulting income (loss) from these contracts at December 31, 2003 and 2002 was tax effected at 35% and the net amount is recorded in Other comprehensive income (loss). The Other Comprehensive income (loss) will be transferred to Net income (loss) as these contracts are settled.

NOTE 17    COMMITMENTS AND CONTINGENCIES

NTP is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or that any amounts it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18    UNAUDITED SUPPLEMENTARY DATA

In general, mining costs are charged to Production costs as incurred. However, PTNNT defers and amortizes certain mining costs on a UOP basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste to ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production by assigning each recoverable pound of copper equivalent with an equivalent amount of waste removal cost. If PTNNT were to expense stripping costs as incurred, there might be greater volatility in NTP’s period-to-period results of operations. See additional discussion of deferred stripping in Note 2 to NTP’s financial statements.

Details of deferred stripping with respect to Batu Hijau are as follows (unaudited):

	2003	2002	2001
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
—Stripping ratio (1)	0.19	0.21	0.21
—Average ore grade (pounds of copper equivalent per ton)	5.19	4.81	4.78
Actuals for Year
—Stripping ratio (2)	0.19	0.25	0.17
—Average ore grade (pounds of copper equivalent per ton)	5.40	4.01	6.06
Remaining Mine Life (years)	14	13	14

(1)	Ratio based on total tons to be mined in future to total pounds of copper and ounces of gold to be recovered in future.
(2)	Ratio based on total tons mined to total pounds of copper and ounces of gold recovered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/s/ BRITT D. BANKS
Britt D. Banks Vice President, General Counsel and Secretary

March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

Signature	Title

/S/ GLEN A. BARTON Glen A. Barton	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
/S/ VINCENT A. CALARCO Vincent A. Calarco	Director
/S/ JAMES T. CURRY, JR. James T. Curry, Jr.	Director
/S/ JOSEPH P. FLANNERY Joseph P. Flannery	Director
/S/ MICHAEL S. HAMSON Michael S. Hamson	Director		/S/ BRITT D. BANKS Britt D. Banks Attorney-in-Fact
/S/ LEO I. HIGDON, JR. Leo I. Higdon, Jr.	Director
/S/ PIERRE LASSONDE Pierre Lassonde	Director
/S/ ROBERT J. MILLER Robert J. Miller	Director
/S/ WAYNE W. MURDY Wayne W. Murdy	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

S-1

Signature	Title

/S/ ROBIN A. PLUMBRIDGE Robin A. Plumbridge	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
/S/ JOHN B. PRESCOTT John B. Prescott	Director
/S/ MICHAEL K. REILLY Michael K. Reilly	Director
/S/ SEYMOUR SCHULICH Seymour Schulich	Director
/S/ JAMES V. TARANIK James V. Taranik	Director		/S/ BRITT D. BANKS Britt D. Banks Attorney-in-Fact
/S/ BRUCE D. HANSEN Bruce D. Hansen	Senior Vice President And Chief Financial Officer (Principal Financial Officer)
/S/ DAVID W. PEAT David W. Peat	Vice President and Global Controller (Principal Accounting Officer)

S-2

EXHIBIT INDEX

Exhibit Number	Description

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

10(d)	—1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(e)	—Newmont Mining Corporation Annual Incentive Compensation Plan (Effective as of January 1, 2003), filed herewith.

Exhibit Number	Description

10(f)

—Newmont Mining Corporation Intermediate Term Incentive Compensation Plan (Amended and Restated Generally Effective as of January 1, 2002). Incorporated by reference to Exhibit 10(l) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(g)

—Executive Change of Control Severance Plan dated as of February 1, 1999. Incorporated by reference to Exhibit 10(n) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(h)

—Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as Amended and Restated as of May 17, 2000. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10(i)

—Agreement dated September 15, 1999, among Newmont Mining Corporation, Newmont Gold Company and Bruce D. Hansen. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(j)

—Agreement dated August 20, 1999, between Newmont Gold Company and John A. S. Dow, as Executive, and Executive’s Spouse. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(k)

—Agreement dated February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and certain executive officers. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10(l)

—Letter Agreement dated May 6, 1993, between Newmont Gold Company and Wayne W. Murdy. Incorporated by reference to Exhibit 10 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

10(m)

—Letter Agreement dated March 23, 2001, between Wayne W. Murdy and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(v) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(n)

—Escrow Agreement dated as of November 14, 2001, among Seymour Schulich and Nevada Capital Corporation Limited and Gowling Lafleur Henderson LLP and Newmont Mining Corporation. Incorporated by reference to Exhibit 10(z) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(o)

—Escrow Agreement dated as of November 14, 2001, among Pierre Lassonde and Lassonde Family Trust and Firelight Investments, Inc. and Gowling Lafleur Henderson LLP and Newmont Mining Corporation. Incorporated by reference to Exhibit 10(aa) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(p)

—Employment Agreement effective, as of February 16, 2002, between Newmont Global Employment Limited Partnership and Pierre Lassonde. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for period ended June 30, 2002, filed August 14, 2002.

10(q)	—Amendment of Employment Agreement effective, as of February 16, 2004, between Newmont Global Employment Limited Partnership and Pierre Lassonde, filed herewith.

10(r)

—Consulting Agreement effective as of April 1, 2002, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 10(x) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

12.1	—Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.

12.2	—Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.

Exhibit Number	Description

16

—Letter of Arthur Andersen LLP to the Securities and Exchange Commission dated June 4, 2002 pursuant to Item 304(a)(3) of Regulation S-K. Incorporated by reference to Newmont Mining Corporation’s Current Report on Form 8-K/A filed June 4, 2002.

18

—Letter from PricewaterhouseCoopers LLP to Newmont Mining Corporation’s board of directors regarding its concurrence with management concerning the adoption of a preferable accounting principle in conformity with Accounting Principles Board Opinion No. 20. Incorporated by reference to Exhibit 18.1 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed November 14, 2002.

21	—Subsidiaries of Newmont Mining Corporation, filed herewith.

23.1	—Consent of Behre Dolbear, filed herewith.

23.2	—Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—Power of Attorney, filed herewith.

31.1

—Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2

—Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

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