Form 10-Q
period 2004-03-31
NEWMONT MINING CORP /DE/
filed 2004-04-30
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act). ☒ Yes ☐ No

There were 402,298,433 shares of common stock outstanding on April 26, 2004 (and 40,758,491 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Three Months Ended March 31,
	2004	2003
	(unaudited, in thousands, except per share)
Revenues
Sales—gold, net	$934,651	$714,556
Sales—base metals, net	187,626	19,433
Royalties	13,162	14,480

	1,135,439	748,469

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	501,549	399,009
Base metals	73,025	15,362
Depreciation, depletion and amortization	182,024	130,593
Exploration, research and development	36,674	21,472
General and administrative	27,158	26,410
Other	5,927	22,124

	826,357	614,970

Other income (expense)
Gain on investments, net	—	85,318
Gain on derivative instruments, net	549	55,025
Loss on extinguishment of debt	—	(19,530)
Dividends, interest income, foreign currency exchange and other income	13,875	30,963
Interest expense, net of capitalized interest of $2,352 and $1,290, respectively	(25,502)	(29,946)

	(11,078)	121,830

Pre-tax income before minority interest, equity income, impairment of affiliates and cumulative effect of a change in accounting principle	298,004	255,329
Income tax expense	(86,632)	(62,563)
Minority interest in income of subsidiaries	(79,057)	(37,789)
Equity loss and impairment of Australian Magnesium Corporation	—	(11,727)
Equity income of affiliates	1,504	8,538

Income before cumulative effect of a change in accounting principle	133,819	151,788
Cumulative effect of a change in accounting principle, net of tax of $25,382 and $11,188, respectively	(47,138)	(34,533)

Net income applicable to common shares	$86,681	$117,255

Income per common share before cumulative effect of a change in accounting principle, basic and diluted	$0.30	$0.38
Cumulative effect of a change in accounting principle per common share, basic and diluted	(0.10)	(0.09)

Net income per common share, basic and diluted	$0.20	$0.29

Basic weighted average common shares outstanding	442,535	401,890

Diluted weighted average common shares outstanding	446,638	404,219

Cash dividends declared per common share	$0.05	$0.04

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited, in thousands)
ASSETS
Cash and cash equivalents	$1,548,606	$1,314,022
Marketable securities and other short-term investments	269,241	274,593
Trade receivables	139,328	20,055
Accounts receivable	75,654	70,631
Inventories	282,678	225,719
Stockpiles and ore on leach pads	248,242	248,625
Deferred stripping costs	78,745	60,086
Deferred income tax assets	182,086	73,665
Other current assets	130,560	100,280

Current assets	2,955,140	2,387,676
Property, plant and mine development, net	3,917,785	2,347,984
Mineral interests and other intangible assets, net	1,357,843	1,379,101
Investments	24,422	733,977
Deferred stripping costs	36,488	30,293
Long-term stockpiles and ore on leach pads	490,938	305,810
Deferred income tax assets	766,841	752,408
Other long-term assets	177,854	95,367
Goodwill	3,084,686	3,042,557

Total assets	$12,811,997	$11,075,173

LIABILITIES
Current portion of long-term debt	$380,874	$190,866
Accounts payable	216,147	163,164
Employee related benefits	114,649	136,301
Other current liabilities	477,932	368,689

Current liabilities	1,189,602	859,020
Long-term debt	1,526,879	886,633
Reclamation and remediation liabilities	405,725	362,283
Deferred revenue from sale of future production	53,841	53,841
Deferred income tax liabilities	734,951	633,135
Employee related benefits	252,114	253,726
Advanced stripping costs	76,969	—
Other long-term liabilities	357,521	295,082

Total liabilities	4,597,602	3,343,720

Commitments and contingencies (Note 22)
Minority interest in subsidiaries	741,750	346,518

STOCKHOLDERS’ EQUITY
Preferred stock—$5.00 par value;
Authorized—5.0 million shares
Issued and outstanding—none	—	—
Common stock—$1.60 par value;
Authorized—750 million shares at each period end, respectively
Issued and outstanding—
Common: 402.2 million and 398.7 million shares issued, less 135 thousand and 105 thousand treasury shares, respectively	643,476	638,046
Exchangeable: 55.9 million shares issued, less 15 million and 12.7 million redeemed shares, respectively
Additional paid-in capital	6,450,650	6,423,278
Accumulated other comprehensive income	13,201	22,827
Retained earnings	365,318	300,784

Total stockholders’ equity	7,472,645	7,384,935

Total liabilities and stockholders’ equity	$12,811,997	$11,075,173

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(unaudited, in thousands)
Operating activities:
Net income	$86,681	$117,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	182,024	130,593
Accretion of accumulated reclamation obligations	6,829	5,744
Amortization of deferred stripping costs, net	(15,170)	(6,362)
Deferred income taxes	22,569	(35,400)
Foreign currency exchange loss (gain)	2,282	(27,769)
Minority interest, net of dividends	49,867	37,789
Equity loss (income) and impairment of affiliates, net of dividends	(375)	8,514
Write-downs of inventories, stockpiles and ore on leach pads	5,123	7,688
Cumulative effect of a change in accounting principle, net of tax	47,138	34,533
Gain on investments, net	—	(85,318)
Gain on derivative instruments, net	(549)	(55,025)
Loss on extinguishment of debt	—	19,530
Gain on sale of assets and other	(10,610)	(5,623)
(Increase) decrease in operating assets:
Accounts receivable	(58,624)	5,855
Inventories, stockpiles and ore on leach pads	23,389	(23,480)
Other assets	(15,926)	(1,991)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	2,506	61,018
Derivative instruments	1,244	(17,328)
Early settlement of derivative instruments classified as cash flow hedges	—	(32,779)
Other liabilities	(181)	(1,448)

Net cash provided by operating activities	328,217	135,996

Investing activities:
Additions to property, plant and mine development	(167,874)	(81,311)
Investments in affiliates	—	(56,224)
Cash recorded upon consolidation of Batu Hijau	82,203	—
Proceeds from the sale of TVX Newmont Americas	—	170,625
Early settlement of ineffective derivative instruments	(290)	(4,097)
Proceeds from asset sales and other	11,114	2,381

Net cash (used in) provided by investing activities	(74,847)	31,374

Financing activities:
Repayment of long-term debt	(22,269)	(182,787)
Dividends paid on common	(22,147)	(16,089)
Proceeds from stock issuance	19,029	934
Other	8,504	—

Net cash used in financing activities	(16,883)	(197,942)

Effect of exchange rate changes on cash	(1,903)	9,205

Net change in cash and cash equivalents	234,584	(21,367)
Cash and cash equivalents at beginning of period	1,314,022	401,683

Cash and cash equivalents at end of period	$1,548,606	$380,316

Supplemental information:
Interest paid, net of amounts capitalized	$20,309	$29,557
Income taxes paid	$48,147	$21,560

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The following interim Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature, except for the effects of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities” (Note 2). These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Newmont included in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

References to “A$” refer to Australian currency, “CN$” to Canadian currency, “CHF” to Switzerland currency, “IDR” to Indonesian currency and “U.S.$” or “$” to United States currency.

Certain amounts for the three months ended March 31, 2003 and at December 31, 2003 have been reclassified to conform to 2004 presentation.

(2) CHANGE IN ACCOUNTING POLICY – CONSOLIDATION OF BATU HIJAU

In December 2003, the FASB issued FIN 46R, which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004.

Newmont completed its evaluation of the impact of FIN 46R for VIEs in which the Company has an interest, which were created before December 31, 2003 and that are not considered to be special-purpose entities. Newmont identified the Nusa Tenggara Partnership (“NTP”) and P.T. Newmont Nusa Tenggara (“PTNNT”) (collectively,“Batu Hijau”) as VIEs because of certain capital structures and contractual relationships (primarily the sharing of the expected residual returns with a party that did not have an equity investment at risk that is considered significant to the total expected residual returns, as well as indications of insufficient equity, as defined by FIN 46R). Newmont also determined that it is the primary beneficiary of Batu Hijau. Therefore, as of January 1, 2004, the Company has fully consolidated Batu Hijau in its Consolidated Financial Statements. Previously, the Company accounted for its investment in Batu Hijau using the equity method of accounting, as disclosed in Note 10 in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following is summarized financial information reflecting the impact of consolidating Batu Hijau on the Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2004:

	Three Months Ended March 31, 2004
	Amounts Before Consolidation of Batu Hijau	Impact of Consolidating Batu Hijau	Consolidated Amounts
	(unaudited, in thousands)
Revenues
Sales—gold, net	$899,449	$35,202	$934,651
Sales—base metals, net	15,208	172,418	187,626
Royalties	13,162	—	13,162

	927,819	207,620	1,135,439

Costs and expenses
Costs applicable to sales—gold	488,094	13,455	501,549
Costs applicable to sales—base metals	8,854	64,171	73,025
Depreciation, depletion and amortization	156,491	25,533	182,024
Other costs and expenses	68,805	954	69,759

	722,244	104,113	826,357

Other income (expense)
Interest expense	(14,474)	(11,028)	(25,502)
Other income	14,066	358	14,424

	(408)	(10,670)	(11,078)

Pre-tax income before minority interest, equity income, impairment of affiliates and cumulative effect of a change in accounting principle	205,167	92,837	298,004
Income tax expense	(53,115)	(33,517)	(86,632)
Minority interest in income of subsidiaries	(53,726)	(25,331)	(79,057)
Equity income (loss) and impairment of affiliates	35,493	(33,989)	1,504

Income before cumulative effect of a change in accounting principle	133,819	—	133,819
Cumulative effect of a change in accounting principle, net	—	(47,138)	(47,138)

Net income	$133,819	$(47,138)	$86,681

	As of March 31, 2004
	Amounts Before Consolidation of Batu Hijau	Impact of Consolidating Batu Hijau	Consolidated Amounts
	(unaudited, in thousands)
Current assets	$2,537,876	$417,264	$2,955,140
Property, plant and mine development, net	2,378,280	1,539,505	3,917,785
Mineral interests and other intangible assets, net	1,351,284	6,559	1,357,843
Investments	756,217	(731,795)	24,422
Long-term stockpiles and ore on leach pads	263,336	227,602	490,938
Goodwill	3,084,686	—	3,084,686
Other assets	897,575	83,608	981,183

Total assets	$11,269,254	$1,542,743	$12,811,997

Current portion of long-term debt	$185,393	$195,481	$380,874
Other current liabilities	668,369	140,359	808,728
Long-term debt	873,797	653,082	1,526,879
Long-term deferred income tax liabilities	633,489	101,462	734,951
Advanced stripping costs	—	76,969	76,969
Other liabilities	1,017,369	51,832	1,069,201

Total liabilities	3,378,417	1,219,185	4,597,602

Minority interest in subsidiaries	371,054	370,696	741,750

Total stockholders’ equity	7,519,783	(47,138)	7,472,645

Total liabilities and stockholders’ equity	$11,269,254	$1,542,743	$12,811,997

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Upon consolidation of Batu Hijau, effective January 1, 2004, certain adjustments were recorded to the opening balance sheet of PTNNT and NTP to conform to Newmont’s accounting policies. These adjustments were recorded to change from units-of-production depreciation of processing plant and mining facilities to straight-line depreciation of such facilities and to change from allocating costs to stockpile inventories based on mining costs per ton to allocating costs based on recoverable pounds of copper equivalent contained in the various categories of stockpiles. The impact of these adjustments were charges of $15.1 million and $32.0 million, respectively, and have been recorded in Cumulative effect of a change in accounting principle, net of tax in the Consolidated Statements of Income, net of income tax expense and minority interest.

The table below presents the impact of the accounting change for the three-month period ended March 31, 2004 under full consolidation and the pro forma effect for the three-month period ended March 31, 2003 under the equity method of accounting as if the change had been in effect for that period (unaudited, in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003 (pro forma)
	(unaudited, in thousands)
Adjustments to net income:
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	$1,333	$—
Base metals	6,507	—
Depreciation, depletion and amortization	2,732	—

Pre-tax income (loss) before minority interest, equity income, impairment of affiliates and cumulative effect of a change in accounting principle	(10,572)	—
Income tax benefit	3,564	—
Minority interest in income of subsidiaries	3,066	—
Equity income of affiliates	—	(2,005)

Income before cumulative effect of a change in accounting principle	$(3,942)	$(2,005)

Income before cumulative effect of a change in accounting principle, per common share, basic and diluted	$(0.01)	$0.00

The Company has also reported the results of operations for Batu Hijau in its Consolidated Statements of Income using co-product accounting for gold and copper. In addition, upon consolidation the Company included Batu Hijau’s Cash and cash equivalents of $82.2 million in its Consolidated Balance Sheets at January1, 2004 and in its cash flow from investing activities in the Statement of Consolidated Cash Flows during the three months ended March 31, 2004.

The Company and an affiliate of Sumitomo Corporation (“Sumitomo”) are partners with ownership interests of 56.25% and 43.75%, respectively, in NTP, which holds 80% of PTNNT, the owner of the Batu Hijau copper/gold mine in Indonesia. The remaining 20% interest in PTNNT is held by an unrelated Indonesian company, P.T. Pukuafu Indah (“PTPI”). PTNNT obtained rights to conduct mining operations under a Contract of Work with the government of Indonesia. The Batu Hijau mine began production in the fourth quarter of 1999, with a development cost of approximately $1.83 billion. Based on proven and probable reserves as of December 31, 2003, mining will be completed in 2017 and processing of stockpiles will be completed in 2030.

To date, PTNNT has recorded cumulative losses. Therefore, during the three months ended March 31, 2004, the Company has recognized the portion of net income attributable to minority interests of 43.75% (representing 43.75% attributable to Sumitomo and 0% attributable to PTPI). NTP loaned PTPI the funds required to purchase its original 20% interest in PTNNT, and under the PTPI loan agreement, PTPI has pledged 70% of its 20% share of future PTNNT dividends to repay its loan to NTP, including interest. As a result of higher metal prices, improved operating and financial results and increased life of mine expectations regarding production, costs and economics, PTNNT is expected to recover all cumulative losses to-date, report positive retained earnings and begin paying dividends during 2004. Once PTNNT’s cumulative losses are recovered, the Company will recognize net income attributable to Sumitomo and PTPI minority interests of 41.125% and 6.0%, respectively, until the PTPI loan is repaid.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Company’s equity investment in PTNNT was $709.7 million at December 31, 2003. As discussed above, effective January 1, 2004, the Company fully consolidated PTNNT and NTP and recognized a liability for the minority interests in PTNNT and NTP attributable to Sumitomo of $370.7 million as of March 31, 2004.

For the three months ended March 31, 2004 and 2003, PTNNT recorded gross revenues, before smelting and refining costs, of $197.1 million and $94.3 million for base metals and $40.3 million and $32.4 million for gold, respectively, which were subject to final pricing adjustments. The average price adjustment for base metals was 22.3% and 6.3% for the three months ended March 31, 2004 and 2003, respectively. The average price adjustment for gold was 2.6% and 1.6% for the three months ended March 31, 2004 and 2003, respectively.

(3) INVENTORIES

	At March 31, 2004	At December 31, 2003
	(unaudited, in thousands)
Current:
In-process	$60,460	$64,038
Precious metals	33,097	52,875
Materials, supplies and other	189,121	108,806

	$282,678	$225,719

The Company recorded aggregate write downs of $5.1 million and $5.8 million for the three months ended March 31, 2004 and 2003, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2004 related to in-process inventories at Tanami and materials and supplies at Batu Hijau. Write-downs in 2003 primarily related to in-process inventories at Golden Grove and precious metals at Minahasa.

Inventory write-downs are classified as components of Costs applicable to sales.

(4) STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2004	At December 31, 2003
	(unaudited, in thousands)
Current:
Stockpiles	$93,852	$83,113
Ore on leach pads	154,390	165,512

	$248,242	$248,625

Long-term:
Stockpiles	$378,260	$177,524
Ore on leach pads	112,678	128,286

	$490,938	$305,810

(5) MARKETABLE SECURITIES AND OTHER SHORT-TERM INVESTMENTS AND GAIN ON INVESTMENTS, NET

Marketable securities and other short-term investments at March 31, 2004 and December 31, 2003 were as follows:

	At March 31, 2004	At December 31, 2003
	(unaudited, in thousands)
Marketable securities	$136,810	$144,711
Newmont Australia infrastructure bonds	129,263	127,674
Other short-term investments	3,168	2,208

Total	$269,241	$274,593

Gain on investment for the three months ended March 31, 2004 and 2003 was as follows:

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(unaudited, in thousands)
Gain on exchange of Echo Bay shares for Kinross marketable securities	$—	$84,337
Gain on sale of other investments	—	981

Gain on investments, net	$—	$85,318

Kinross Gold Corporation

On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and cash proceeds of $180 million (approximately $9 million was held in escrow until the second quarter of 2003) for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net in the Statements of Consolidated Income. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing 66% of its investment in Kinross for total cash proceeds of $224.6 million and recorded a net loss of $7.4 million. Newmont classified the remaining balance of its investment in Kinross as a short-term, available-for-sale marketable security at March 31, 2004 and December 31, 2003. At March 31, 2004 and December 31, 2003, the fair value of the Kinross investment was $106.2 million and $115.3 million, respectively. At March 31, 2004, Accumulated other comprehensive income included a loss of $12.6 million related to the change in market value of the investment in Kinross. As the value of Kinross shares have historically been strongly correlated to the price of gold, Newmont considers the unrealized loss to be temporary. Newmont will continue to evaluate the need to recognize a loss for an other-than-temporary decline in the value of the investment.

(6) DEFERRED STRIPPING COSTS

Movements in the deferred stripping cost balance were as follows:

	Three Months Ended March 31,
	2004	2003
	(unaudited, in thousands)
Opening balance	$90,379	$55,387
Addition due to consolidation of Batu Hijau and cumulative effect of a change in accounting principle (Note 2)	(67,285)	—
Additions	46,619	40,566
Amortization	(31,449)	(34,204)

Closing balance	$38,264	$61,749

The deferred and advanced stripping balances are presented in the balance sheet as follows:

	March 31, 2004	December 31, 2003
	(unaudited, in thousands)
Assets:
Current	$78,745	$60,086
Long-term	36,488	30,293

	115,233	90,379

Liabilities:
Current	$—	$—
Long-term	76,969	—

	76,969	—

Deferred stripping, net	$38,264	$90,379

At the Company’s gold mining operations, deferred stripping costs are charged to Costs applicable to sales as gold is produced and sold using the units of production method based on estimated recoverable ounces of proven and probable gold reserves, using a

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold is produced. The application of the deferred stripping accounting method generally results in an asset on the Consolidated Balance Sheets (Deferred stripping costs), although a liability (Advanced stripping costs) will arise if the actual stripping ratio incurred to date is less than the expected waste-to-ore ratio over the life of the mine. The Advanced stripping costs at March 31, 2004 pertain to Batu Hijau.

(7) PROPERTY, PLANT AND MINE DEVELOPMENT

		At March 31, 2004			At December 31, 2003
		(unaudited, in thousands)
	Depreciable Life (in years)	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
Land	—	$78,624	$—	$78,624	$72,000	$—	$72,000
Buildings and equipment	1-25	6,330,312	(3,222,899)	3,107,413	4,207,531	(2,659,685)	1,547,846
Mine development	1-25	1,240,719	(783,243)	457,476	1,242,383	(721,670)	520,713
Asset retirement cost	1-25	146,555	(108,390)	38,165	121,588	(85,295)	36,293
Construction-in-progress	—	236,107	—	236,107	171,132	—	171,132

Total		$8,032,317	$(4,114,532)	$3,917,785	$5,814,634	$(3,466,650)	$2,347,984

Leased assets included above in property, plant and mine development	3–11	$356,576	$(172,467)	$184,109	$354,378	$(167,183)	$187,195

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(8) MINERAL INTERESTS AND OTHER INTANGIBLE ASSETS

		At March 31, 2004			At December 31, 2003
		(unaudited, in thousands)
	Weighted- average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Mineral Interest:
Production Stage
Mineral interests	10	$802,181	$(384,502)	$417,679	$793,813	$(363,933)	$429,880
Royalties-net smelter returns	25	215,145	(34,481)	180,664	215,210	(31,347)	183,863
Royalties-net profit interest	11	18,533	(4,055)	14,478	18,583	(4,018)	14,565

	15	1,035,859	(423,038)	612,821	1,027,606	(399,298)	628,308

Development stage
Mineral interests	18	213,801	—	213,801	213,801	—	213,801
Royalties-net smelter returns	10	1,598	—	1,598	1,610	—	1,610
Royalties-net profit interest	10	7,158	(145)	7,013	7,214	(128)	7,086

	17	222,557	(145)	222,412	222,625	(128)	222,497

Exploration stage
Mineral interests	11	458,765	(19,830)	438,935	459,660	(17,283)	442,377
Royalties-net smelter returns	10	5,131	(804)	4,327	5,134	(935)	4,199

	11	463,896	(20,634)	443,262	464,794	(18,218)	446,576

Total mineral interests	11	1,722,312	(443,817)	1,278,495	1,715,025	(417,644)	1,297,381

Oil and Gas:
Producing property
Royalties-net refining returns	30	45,877	(11,693)	34,184	46,235	(10,366)	35,869
Working interest	12	22,279	(2,937)	19,342	22,454	(2,713)	19,741

	24	68,156	(14,630)	53,526	68,689	(13,079)	55,610

Non-Producing property
Royalties-net refining returns	12	5,743	—	5,743	5,788	—	5,788
Working interest	12	8,629	—	8,629	8,695	—	8,695

	12	14,372	—	14,372	14,483	—	14,483

Total oil and gas	12	82,528	(14,630)	67,898	83,172	(13,079)	70,093

Other	20	12,279	(829)	11,450	12,279	(652)	11,627

Total	14	$1,817,119	$(459,276)	$1,357,843	$1,810,476	$(431,375)	$1,379,101

The Company’s intangible assets for mineral interests and oil and gas interests are subject to amortization. The aggregate amortization expense for the three months ended March 31, 2004 and 2003, was $27.9 million and $21.5 million, respectively.

(9) INVESTMENTS AND EQUITY INCOME OF AFFILIATES

	At March 31, 2004	At December 31, 2003
	(unaudited, in thousands)
Investments in affiliates:
Batu Hijau	$—	$709,749
European Gold Refineries	12,628	11,907
AGR Matthey Joint Venture	11,794	12,321

	$24,422	$733,977

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Equity Loss and Impairment of Australian Magnesium Corporation

During the three months ended March 31, 2003, the Company recorded a loss of $11.7 million related to its investment in Australian Magnesium Corporation for an other-than-temporary decline in value of the investment of approximately $11.0 million and its proportionate share of AMC’s first quarter losses of $0.7 million.

	Three Months Ended March 31,
	2004	2003
	(unaudited, in thousands)
Equity income of affiliates:
Batu Hijau	$—	$7,353
TVX Newmont Americas and other	—	810
European Gold Refineries	903	—
AGR Matthey Joint Venture	601	375

	$1,504	$8,538

Investment in Batu Hijau

Effective January 1, 2004, Newmont consolidated Batu Hijau (see Note 2). For the three months ended March 31, 2003 and at December 31, 2003, the Company accounted for its investment in Batu Hijau under the equity method of accounting.

Newmont’s 2003 first quarter equity income in PTNNT of $7.4 million was based on 56.25% of PTNNT’s net loss of $8.9 million, adjusted for the elimination of $1.8 million of inter-company interest, $1.7 million of inter-company management fees, the cumulative effect of reclamation and remediation liabilities of $8.0 million and other adjustments of $0.9 million.

The summarized results of operations of NTP for the three months ended March 31, 2003 using the co-product accounting method for gold and base metals are as follows (unaudited, in thousands):

Copper revenues, net of smelting and refining costs	$80,014
Gold revenues, net of smelting and refining costs	$27,230
Gross profit	$10,155
Net income before cumulative effect of a change in accounting principle	$5,960
Net income	$(8,258)

The summarized assets and liabilities of NTP as of December 31, 2003 are as follows (unaudited, in thousands):

Current assets	$324,958
Property, plant and mine development, net	$1,585,124
Mineral interest, net	$176,349
Other assets	$372,070
Debt and related interest to partners and affiliates	$258,182
Other current liabilities	$206,132
Debt – third parties (including current portion)	$739,812
Other liabilities	$176,649

Australian Magnesium Corporation (“AMC”)

As of January 1, 2003, Newmont held a 22.8% interest in Australian Magnesium Corporation (“AMC”). On January 3, 2003, Newmont contributed A$100 million (approximately $56.2 million) in equity to AMC that increased its ownership to 40.9%. During the first quarter of 2003, Newmont’s interest decreased to 27.8% as a result of AMC stock issuances to shareholders other than Newmont. As a result of this equity dilution of its interest in AMC, Newmont recorded an increase of $7.0 million to Additional paid-in capital. Newmont’s ownership decreased to 26.7% as a result of AMC stock issuances to shareholders other than Newmont during the remainder of 2003. During 2003, Newmont also recorded write downs of its investment in AMC as follows: (i) during the first quarter of 2003, a loss for an other-than-temporary decline in market value of $11.0 million as a result of certain announcements made by AMC and $0.7 million for its share of AMC’s first quarter 2003 losses and (ii) during the second quarter of 2003, a loss of $107.8 million that reduced the carrying value of its investment in AMC

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

to zero. During the fourth quarter of 2003, Newmont sold its entire interest in AMC for a nominal amount to Deutsche Bank AG and to Magtrust Pty Ltd, a company owned and controlled by the directors of AMC. Magtrust purchased approximately a 19.9% interest in AMC, with Deutsche Bank purchasing approximately 6.8% of AMC. As part of the sale agreement with Deutsche Bank, if Deutsche Bank sells its interest in AMC to a third party in the future, it must pay Newmont 90% of the sales proceeds. During the first quarter of 2004, Deutsche Bank sold approximately 50 million shares of AMC, which resulted in A$2.3 million (approximately $1.8 million) in proceeds payable to Newmont, which was recorded in Dividends, interest income, foreign currency exchange and other income.

Newmont is the guarantor of a A$71.0 million (approximately $53.5 million) amortizing loan facility of an AMC subsidiary, QMC Finance Pty Ltd (“QMC”), of which A$63.0 million (approximately $47.5 million) was outstanding as of March 31, 2004. The QMC loan facility, which is collateralized by the assets of AMC subsidiaries, which assets are used in the Queensland Magnesium joint venture, expires in November 2006. During the fourth quarter of 2003, Newmont recorded a $30.0 million charge in Loss on guarantee of QMC debt and established a corresponding reserve in Other current liabilities, for the expected loss associated with its guarantee of QMC’s debt. QMC is also a party to hedging contracts that have been guaranteed by Newmont. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of March 31, 2004, the fair value of these contracts was positive A$5.9 million (approximately $4.5 million). QMC is considered to be a special-purpose entity that is a variable interest entity. Further, Newmont’s guarantee of the QMC loan facility qualifies as a variable interest in QMC. However, Newmont has not consolidated QMC, as Newmont is not the primary beneficiary of QMC, as defined by FIN 46R.

For more information regarding AMC, refer to Notes 2 and 10 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.

(10) Goodwill

Changes in the carrying amount of goodwill allocated to reporting units during 2003 and for the three months ended March 31, 2004 are summarized in the following table (unaudited, in millions).

	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America
Balance at January 1, 2003	$40.9	$—	$40.9	$—	$—	$—
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	—	—	—	—	—
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—	—	—
Change in estimate of pre-acquisition tax contingency and other	—	—	—	—	—	—

Balance at December 31, 2003	40.9	—	40.9	—	—	—
Change in estimate of pre-acquisition tax contingency	—	—	—	—	—	—

Balance at March 31, 2004	$40.9	$—	$40.9	$—	$—	$—

	Pajingo	Other Australia	Total Australia	Zarafshan- Newmont	Other International Operations	Total Gold
Balance at January 1, 2003	$56.9	$140.8	$197.7	$—	$—	$238.6
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	45.8	45.8	—	47.5	93.3
Reversal of valuation allowances for acquired deferred tax assets	—	(43.8)	(43.8)	—	—	(43.8)
Change in estimate of pre-acquisition tax contingency and other	—	—	—	—	—	—

Balance at December 31, 2003	56.9	142.8	199.7	—	47.5	288.1
Change in estimate of pre-acquisition tax contingency	—	—	—	—	—	—

Balance at March 31, 2004	$56.9	$142.8	$199.7	$—	$47.5	$288.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Batu Hijau	Other Base Metals	Total Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2003	$—	$—	$31.5	$1,129.5	$1,625.0	$—	$3,024.6
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	—	—	—	—	—	93.3
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—	—	—	(43.8)
Change in estimate of pre-acquisition tax contingency and other	—	—	—	—	(31.5)	—	(31.5)

Balance at December 31, 2003	—	—	31.5	1,129.5	1,593.5	—	3,042.6
Change in estimate of pre-acquisition tax contingency	—	—	—	—	42.1	—	42.1

Balance at March 31, 2004	$—	$—	$31.5	$1,129.5	$1,635.6	$—	$3,084.7

During the three months ended March 31, 2004, the Company revised its estimate for probable loss relating to a pre-acquisition accrual that was originally recorded as part of the purchase price allocation for the acquisitions of Normandy Mining Limited and Franco-Nevada Mining Corporation Limited.

(11) OTHER CURRENT LIABILITIES

	At March 31, 2004	At December 31, 2003
	(unaudited, in thousands)
Interest	$48,720	$32,345
Taxes other than income and mining	14,967	10,861
Reclamation and remediation	61,423	57,350
Utilities	7,381	8,360
Income and mining taxes	144,923	116,520
Royalties	20,501	25,701
Guarantee of QMC debt	30,000	30,000
Deferred income tax liabilities	21,014	18,182
Derivative instruments	8,838	6,074
Other	120,165	63,296

	$477,932	$368,689

(12) LONG-TERM DEBT

	At March 31, 2004	At December 31, 2003
	(unaudited, in thousands)
Sale-leaseback of refractory ore treatment plant	$286,757	$296,979
8 3/8% debentures, net of discount	52,789	52,877
8 5/8% notes, due May 2011, net of discount	230,716	228,091
Newmont Australia 7 5/8% notes, net of premium	120,784	120,881
Newmont Australia 7 1/2% notes, net of premium	19,675	19,708
Medium-term notes	17,000	17,000
Newmont Australia infrastructure bonds	131,315	130,228
Prepaid forward sales obligation	145,000	145,000
Interest rate swaps	(10,869)	(7,716)
PTNNT project financing facility	739,812	—
PTNNT Sumitomo loan	108,750	—
Project financing, capital leases and other	66,024	74,451

	1,907,753	1,077,499
Current maturities	(380,874)	(190,866)

	$1,526,879	$886,633

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Scheduled minimum long-term debt repayments as of March 31, 2004 are $365.7 million for the remainder of 2004, $232.4 million in 2005, $173.3 million in 2006, $161.9 million in 2007, $234.2 million in 2008 and $740.3 million thereafter.

In July 1997, PTNNT entered into a $1.0 billion project financing facility, which is non-recourse to Newmont. The scheduled repayments of this debt are in semi-annual installments of $43.4 million through November 2010 and $22.1 million from May 2011 through November 2013. Approximately $739.8 million was outstanding under this facility at March 31, 2004 and December 31, 2003, respectively. The interest rate is based on blended fixed and floating rates, and at current market rates, the weighted average interest rate approximates the London InterBank Offering Rate (“LIBOR”) plus 3.45%.

Prior to 2001, PTNNT entered into two separate shareholder subordinated loan agreements (“Sponsor Loans”) with Newmont Indonesia Limited (“NIL”), a wholly-owned subsidiary of Newmont, and Nusa Tenggara Mining Corporation (“NTMC”), with substantially the same terms. Total principal outstanding under these Sponsor Loans was approximately $248.6 million as of March 31, 2004 and December 31, 2003, respectively. Of this amount, 43.75% or approximately $108.8 million is due to NTMC, an unrelated third-party, and is non-recourse to Newmont, with the remainder payable to a subsidiary consolidated by Newmont. Borrowings under the Sponsor Loans are guaranteed by NTP and are payable on demand, subject to the project financing facility subordination terms. Through December 31, 2003, the interest rate was based on the annual Singapore InterBank Offering Rate (“SIBOR”) and the interest rate on any unpaid interest was based on the annual SIBOR rate plus 1%. Effective January 1, 2004, PTNNT entered into Amendments 1 and 2 to the shareholder subordinated loan agreements with NIL and NTMC and under the terms of the Amendments, annual interest rates are based on SIBOR rate plus 3% for principal and SIBOR rate plus 4% for any unpaid accrued interest.

As of March 31, 2004 and December 31, 2003, PTNNT was in compliance with the project financing facility debt covenants, which include restrictions and limitations on other indebtedness, and also restricts payments from PTNNT. PTNNT is not able to incur any other indebtedness, other than the project financing facility debt, except for “Permitted Indebtedness”, which includes subordinated debt from NTP or the Sponsor Loans, unsecured working capital debt with maturity not in excess of one year and not exceeding $35.0 million, and other indebtedness with aggregate principal not to exceed $5.0 million at any one time. “Restricted Payments” include dividends or returns of capital and payment of principal and interest on subordinated loans to NTP, its partners or their affiliates. Restricted Payments can be made provided certain conditions, financial covenants and financial ratios are met, which are as follows: project financing facility reserve fully funded for next payment; no event of default; funding for 30 days operating costs in collateral accounts; and no event of political force majeure. There were no Restricted Payments made for the three months ended March 31, 2004. As of March 31, 2004, the balance of the project financing facility reserve account was $61.1 million, which is considered restricted cash and is included in Other long-term assets.

NIL and NTMC also provide a contingent support line of credit to PTNNT. As of March 31, 2004 and December 31, 2003, the available additional contingent support from NIL and NTMC was $65.0 million, of which Newmont’s pro-rata share was $36.6 million at March 31, 2004 and December 31, 2003. No funding was required in 2003 or for the three months ended March 31, 2004.

PTNNT also has a $35 million working capital loan agreement with Newmont and Sumitomo Corporation Capital Asia Pty Ltd., which is available through July 14, 2005. The loan is available for one-, two-, or three-month periods at the option of PTNNT. The interest rate is based on the three-month SIBOR plus 2% (interest on any principal not paid by the due date would be based on the three-month SIBOR plus 4%). There were no amounts outstanding under this facility at March 31, 2004 or December 31, 2003.

(13) RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

At March 31, 2004 and December 31, 2003, $410.3 million and $361.0 million, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2004 and December 31, 2003, $56.9 million and $58.6 million, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following is a reconciliation of the total liability for asset retirement obligations (unaudited, in thousands):

	At March 31, 2004	At March 31, 2003
Balance at beginning of period	$419,633	$302,229
Addition due to the consolidation of Batu Hijau (see Note 2)	47,492	—
Impact of adoption of SFAS No. 143	—	120,707
Additions and changes in estimates	212	20,533
Liabilities settled	(7,018)	(6,478)
Accretion expense	6,829	5,744

Balance at end of period	$467,148	$442,735

The current portions of Reclamation and remediation liabilities of $61.4 million and $57.4 million at March 31, 2004 and December 31, 2003, respectively, are included in Other current liabilities.

(14) SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

Newmont has an unhedged philosophy with respect to gold, and generally sells its gold production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of the Normandy Mining Limited (“Normandy”) acquisition, three of Normandy’s affiliates had a substantial derivative instrument position. Newmont is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts.

For the three months ended March 31, 2004 and 2003, gains of $0.6 million and $22.9 million, respectively, were included in income in Gain on derivative instruments, net for the ineffective portion of derivative instruments designated as cash flow hedges, and gains of $0 million and $32.1 million, respectively, for the change in fair value of derivative instruments that do not qualify as hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a gain of approximately $8.2 million. The maximum period over which hedged forecasted transactions are expected to occur is 7.7 years.

Gold Put Option Contracts

Newmont had the following fixed purchased gold put option contracts at March 31, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Fixed Purchased Put Option Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	March 31, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Ounces (000)	150	205	100	20	—	—	475	$(11,966)	$(11,758)
Average price	$292	$292	$338	$397	$—	$—	$306

Note: Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges.

Price-Capped Sales Contracts

In September 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The fair value of the forward sales contracts of $53.8 million was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs in 2005 through 2011. The forward sales contracts are accounted for as normal sales contracts under SFAS 133.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Newmont had the following price-capped forward sales contracts outstanding at March 31, 2004 (unaudited):

	Expected Maturity Date or Transaction Date
Price-Capped Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average
(U.S.$ Denominated)
Ounces (000)	—	500	—	—	1,000	850	2,350
Average price	$—	$350	$—	$—	$384	$384	$377

Silver Commodity Contracts

Newmont had the following silver fixed forward contracts outstanding at March 31, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Silver Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	March 31, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Ounces (000)	1,200	1,200	50	—	—	—	2,450	$(4,872)	$(1,000)
Average price	$5.79	$6.01	$6.50	$—	$—	$—	$5.91

Copper Commodity Contracts

PTNNT had no copper commodity contracts outstanding as of March 31, 2004, although a position existed at December 31, 2003. The fair value of those contracts was negative $5.0 million at December 31, 2003.

Diesel Commodity Contracts

PTNNT had the following diesel forward purchase contracts outstanding at March 31, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Diesel Forward Purchase Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	March 31, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Barrels (000)	80	50	—	—	—	—	130	$911	$(637)
Average price	$27.90	$27.28	$—	$—	$—	$—	$27.66

Indonesia Rupiah Contracts

PTNNT had the following Indonesia Rupiah forward purchase contracts outstanding at March 31, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
U.S.$/IDR Forward Purchase Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	March 31, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
U.S.$ hedged (millions)	44	12	—	—	—	—	56	$137	$—
Average hedge rate (IDR/USD)	8,847	8,960	—	—	—	—	8,871

Note: Prices for IDR forward purchase contracts have been translated at the exchange rate at March 31, 2004 of IDR 8,621 per $1.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Foreign Currency Contracts

Newmont has currency swap contracts outstanding to receive A$ and pay U.S.$. The contracts, which are currently undesignated, are accounted for on a mark-to-market basis with the change recorded in earnings.

At March 31, 2004, Newmont had the following A$/U.S.$ foreign currency contracts outstanding (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
A$/U.S.$ Currency Exchange Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	March 31, 2004	December 31, 2003
								U.S.$ (000)
U.S.$ (millions)	$42	$31	$—	$—	$—	$—	$73	$9,040	$7,669
Average price (U.S.$ per A$1)	$0.645	$0.682	$—	$—	$—	$—	$0.660

Note: Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2004 of $0.76 per A$1.

Interest Rate Swap Contracts

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Under these contracts, Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at March 31, 2004 and December 31, 2003. Half of these contracts expire in July 2005 and half expire in May 2011. For the three months ended March 31, 2004 and 2003, these transactions resulted in a reduction in interest expense of $1.1 million and $1.7 million, respectively. The fair value of the ineffective portions accounted for as derivative assets was $5.3 million at March 31, 2004 and December 31, 2003 and the fair value of the effective portions accounted for as fair value hedges were $10.9 million and $7.7 million at March 31, 2004 and December 31, 2003, respectively. Effective April 1, 2004, the Company re-designated $150 million of these contracts as new fair value hedges against portions of the 8.625% notes and the 8.375% debentures, which will reduce the ineffective portion of these contracts going forward.

(15) STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2004	2003
	(unaudited, in thousands)
Comprehensive income:
Net income	$86,681	$117,255
Other comprehensive (loss) income, net of tax:
Unrealized loss on marketable equity securities, net of tax of $884 and $14,995, respectively	(5,016)	(39,841)
Foreign currency translation adjustments	(1,513)	5,963
Changes in fair value of cash flow hedge instruments, net of tax of $3,738 and $(32,103), respectively	(3,097)	74,907

Total other comprehensive (loss) income, net of tax	(9,626)	41,029

Comprehensive income	$77,055	$158,284

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	At March 31, 2004	At December 31, 2003
	(unaudited, in thousands)
Accumulated other comprehensive income:
Unrealized (loss) gain on marketable equity securities, net of tax of $1,022 and $138, respectively	$(4,549)	$467
Minimum pension liability adjustments, net of tax of $16,291 for each period	(30,274)	(30,274)
Foreign currency translation adjustments	(1,360)	153
Changes in fair value of cash flow hedge instruments, net of tax of $(17,537) and $(21,275), respectively	49,384	52,481

Accumulated other comprehensive income	$13,201	$22,827

(16) DIVIDENDS, INTEREST INCOME, FOREIGN CURRENCY EXCHANGE AND OTHER INCOME

	Three Months Ended March 31,
	2004	2003
	(unaudited, in thousands)
Interest income	$4,186	$2,205
Foreign currency exchange (losses) gains	(463)	24,706
Gain on sale of property, plant, equipment and other assets	8,852	1,273
Other	1,300	2,779

Total	$13,875	$30,963

(17) EARNINGS PER SHARE

The difference between the basic weighted-average common shares outstanding and the diluted weighted-average common shares outstanding at March 31, 2004 and 2003 is due to the assumed conversion of employee stock options. Employee stock options with exercise prices greater than the average market price were excluded from the March 31, 2004 and 2003 diluted weighted-average common shares because the effect would have been anti-dilutive. Employee stock options are potentially outstanding for up to ten years.

(18) SEGMENT INFORMATION

Newmont made certain reclassifications in its segment presentation at and for the three months ended March 31, 2003 to conform to changes in presentation reflected in internal management reporting at and for the three months ended March 31, 2004.

The primary reclassifications for the three months ended March 31, 2003 are as follows: (i) the amortization to Sales, net of Accumulated other comprehensive income related to closed out derivative positions that were previously classified as cash flow hedges has been reclassified from Other Australia to Corporate and Other; (ii) interest expense not specifically related to project financing has been reclassified from Other Australia to Corporate and Other; (iii) research and development expense was reclassified from various segments to Corporate and Other; and (iv) exploration expense related to certain advanced development sites was reclassified from various segments to Other International Operations. The Company also made other insignificant reclassifications between segments for the three months ended March 31, 2003 to conform to 2004 presentation. The effects of all reclassifications for the three months ended March 31, 2003 on Pre-tax income (loss) before minority interest, equity income (loss), impairment of affiliates and cumulative effect were increases of $0.1 million, $0.1 million, $2.8 million, $1.4 million and $17.9 million for Nevada, Yanacocha, Other Australia, Exploration and Merchant Banking, respectively, and decreases of $0.3 million, $3.6 million and $18.4 million for Other North America, Other International Operations and Corporate and Other, respectively.

Newmont also made certain reclassifications in Total assets by segment at March 31, 2003. The primary reclassifications were as follows: (i) deferred income tax assets were reclassified from all segments to Corporate and Other; (ii) the investment in AGR was reclassified from Other Australia to Merchant Banking; (iii) the investment in AMC was reclassified from Other Australia to Merchant Banking: (iv) all marketable securities were reclassified from Other Australia to Merchant Banking; and (v) the assets of

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

certain development sites were reclassified from various segments to Other International Operations. The Company also made other insignificant reclassifications in Total assets at March 31, 2003 to conform to 2004 presentation. The effects of all reclassifications on Total assets at March 31, 2003 were increases of $0.1 million, $0.1 million, $115.3 million, $18.8 million and $300.7 million for Other North America, Other South America, Other International, Exploration and Corporate and Other, respectively, and decreases of $2.5 million, $15.9 million, $406.0 million, $5.1 million and $5.5 million for Nevada, Yanacocha, Other Australia, Pajingo and Merchant Banking, respectively.

Financial information relating to Newmont’s segments is as follows:

Three Months Ended March 31, 2004

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$270.2	$36.5	$306.7	$326.4	$3.4	$329.8	$31.0	$183.6	$214.6
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.3	$—	$0.3	$0.1	$0.4	$0.5
Interest expense	$—	$—	$—	$0.3	$—	$0.3	$—	$––	$––
Exploration, research and development	$2.3	$—	$2.3	$1.0	$0.6	$1.6	$1.0	$1.0	$2.0
Depreciation, depletion and amortization	$35.1	$6.3	$41.4	$54.3	$1.1	$55.4	$9.1	$27.1	$36.2
Pre-tax income (loss) before minority interest, equity income, impairment of affiliates and cumulative effect	$41.4	$8.6	$50.0	$157.9	$(1.3)	$156.6	$6.4	$32.4	$38.8
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$––	$––
Amortization of deferred stripping, net	$(20.2)	$—	$(20.2)	$—	$—	$—	$—	$(1.1)	$(1.1)
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—	$—	$—	$—	$—
Capital expenditures	$30.0	$2.2	$32.2	$44.5	$0.2	$44.7	$1.6	$33.1	$34.7
Deferred stripping costs	$82.5	$6.7	$89.2	$—	$—	$—	$—	$14.2	$14.2
Total assets	$1,489.5	$94.1	$1,583.6	$1,263.7	$17.3	$1,281.0	$121.9	$1,084.1	$1,206.0

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Batu Hijau	Golden Grove	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$22.8	$23.1	$207.6	$15.2	$—	$—	$2.5	$1,122.3
Royalties	$—	$—	$—	$—	$—	$13.2	$—	$13.2
Interest income	$—	$0.1	$0.4	$—	$—	$—	$2.9	$4.2
Interest expense	$0.2	$—	$11.0	$—	$—	$—	$14.0	$25.5
Exploration, research and development	$—	$6.9	$—	$1.6	$12.9	$1.6	$7.8	$36.7
Depreciation, depletion and amortization	$2.7	$7.3	$25.4	$5.4	$0.8	$5.5	$1.9	$182.0
Pre-tax income (loss) before minority interest, equity income, impairment of affiliates and cumulative effect	$11.6	$(7.7)	$93.9	$(0.9)	$(13.7)	$6.3	$(36.9)	$298.0
Equity income of affiliates	$—	$—	$—	$—	$—	$0.6	$0.9	$1.5
Amortization of deferred stripping, net	$—	$(3.6)	$9.7	$—	$—	$—	$—	$(15.2)
Cumulative effect of a change in accounting principle	$—	$—	$(83.8)	$—	$—	$—	$36.7	$(47.1)
Capital expenditures	$2.3	$9.5	$24.8	$9.6	$0.1	$2.4	$7.6	$167.9
Deferred stripping costs	$—	$11.8	$(77.0)	$—	$—	$—	$—	$38.2
Total assets	$99.5	$228.3	$2,217.5	$273.3	$1,149.4	$2,057.1	$2,716.3	$12,812.0

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Three Months Ended March 31, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$221.1	$40.0	$261.1	$229.5	$20.7	$250.2	$25.8	$122.8	$148.6
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investments, net	$—	$––	$—	$––	$—	$—	$—	$—	$—
Loss on extinguishment of debt	$—	$––	$—	$––	$—	$—	$—	$––	$—
Interest income	$—	$––	$—	$0.4	$—	$0.4	$—	$1.3	$1.3
Interest expense	$—	$—	$—	$1.4	$—	$1.4	$—	$—	$—
Exploration, research and development	$3.2	$––	$3.2	$1.9	$—	$1.9	$0.3	$1.1	$1.4
Depreciation, depletion and amortization	$31.6	$10.2	$41.8	$35.5	$2.1	$37.6	$5.6	$21.4	$27.0
Pre-tax income (loss) before minority interest, equity income (loss), impairment of affiliates and cumulative effect	$37.5	$2.7	$40.2	$104.2	$5.7	$109.9	$11.1	$(0.7)	$10.4
Equity loss and impairment of Australian Magnesium Corporation	$—	$––	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$1.2	$1.2
Amortization of deferred stripping, net	$(6.6)	$(0.1)	$(6.7)	$—	$—	$—	$—	$(1.0)	$(1.0)
Cumulative effect of a change in accounting principle	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(3.6)	$(2.8)
Capital expenditures	$20.4	$0.4	$20.8	$35.4	$0.5	$35.9	$1.6	$10.1	$11.7
Deferred stripping costs	$43.9	$6.5	$50.4	$—	$—	$—	$—	$10.9	$10.9
Total assets	$1,486.3	$138.7	$1,625.0	$1,187.5	$29.7	$1,217.2	$175.4	$1,172.2	$1,347.6

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$21.2	$31.5	$712.6	$19.4	$—	$—	$2.0	$734.0
Royalties	$—	$—	$—	$—	$—	$14.5	$—	$14.5
Gain on investments, net	$—	$—	$—	$—	$—	$85.3	$—	$85.3
Loss on extinguishment of debt	$—	$—	$—	$—	$—	$(19.5)	$—	$(19.5)
Interest income	$—	$—	$1.7	$—	$—	$0.1	$0.4	$2.2
Interest expense	$0.2	$—	$1.6	$—	$—	$—	$28.3	$29.9
Exploration, research and development	$—	$4.9	$11.4	$0.7	$5.9	$1.0	$2.5	$21.5
Depreciation, depletion and amortization	$2.6	$7.7	$116.7	$7.1	$0.8	$4.7	$1.3	$130.6
Pre-tax income (loss) before minority interest, equity income (loss), impairment of affiliates and cumulative effect	$9.8	$(1.4)	$168.9	$(3.8)	$(6.7)	$91.4	$5.5	$255.3
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(11.7)	$(11.7)
Equity income of affiliates	$—	$—	$1.2	$—	$—	$—	$7.3	$8.5
Amortization of deferred stripping, net	$—	$1.3	$(6.4)	$—	$—	$—	$—	$(6.4)
Cumulative effect of a change in accounting principle	$(1.3)	$(3.2)	$(57.7)	$(0.2)	$—	$—	$23.4	$(34.5)
Capital expenditures	$0.5	$6.3	$75.2	$2.2	$0.1	$—	$3.8	$81.3
Deferred stripping costs	$—	$0.5	$61.8	$—	$—	$—	$—	$61.8
Total assets	$104.7	$288.7	$4,583.2	$245.3	$1,295.5	$2,256.7	$1,787.9	$10,168.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(19) PRO FORMA STOCK OPTION COMPENSATION EXPENSE

The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost has been recognized for its stock options grants. Had compensation cost for the options been determined based on market value at grant dates as prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and net income per common share would have been the pro forma amounts indicated below (unaudited, in millions, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income applicable to common shares
As reported	$86.7	$117.3
SFAS 123 expense	(2.3)	(2.8)

Pro forma	$84.4	$114.5

Net income per common share, basic and diluted
As reported	$0.20	$0.29
SFAS 123 expense	(0.01)	(0.01)

Pro forma	$0.19	$0.28

(20) EMPLOYEE PENSION AND OTHER BENEFIT PLANS

The following table provides components of net periodic pension benefit cost for the indicated periods (unaudited, in thousands):

	Pension Benefits		Other Benefits
	For the Three Months Ended March 31,
	2004	2003	2004	2003
Components of net periodic pension benefit cost:
Service cost	$2,786	$2,347	$911	$745
Interest cost	4,415	4,130	1,058	938
Expected return on plan assets	(3,384)	(3,016)	—	—
Amortization of prior service cost	196	211	(140)	(108)
Amortization of loss (gain)	1,094	571	(14)	(199)
Amortization of net asset	(1)	(1)	—	—

Total net periodic pension benefit cost	$5,106	$4,242	$1,815	$1,376

For the pension plans, prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized over the average remaining service period of active participants. Pension and postretirement benefits are accrued during an employee’s service to the Company.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(21) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

	Three Months Ended March 31, 2004
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold, net	$—	$721.5	$213.2	$—	$934.7
Sales—base metals, net	—	172.4	15.2	—	187.6
Royalties	—	0.2	12.9	—	13.1

	—	894.1	241.3	—	1,135.4

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	366.1	138.6	(3.2)	501.5
Base metals	—	64.1	8.9	—	73.0
Depreciation, depletion and amortization	—	133.6	48.4	—	182.0
Exploration, research and development	—	21.3	15.4	—	36.7
General and administrative	—	20.7	3.4	3.1	27.2
Other	—	3.2	2.8	—	6.0

	—	609.0	217.5	(0.1)	826.4

Other income (expense)
Gain (loss) on derivative instruments, net	—	1.2	(0.7)	—	0.5
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	23.1	(11.6)	—	(11.5)	—
Dividends, interest income, foreign currency exchange and other income (loss)	(0.2)	14.9	(0.7)	—	14.0
Interest expense—intercompany	23.4	—	(34.9)	11.5	—
Interest expense, net of capitalized interest	(0.5)	(22.8)	(2.2)	—	(25.5)

	45.8	(18.3)	(38.5)	—	(11.0)

Pre-tax income (loss) before minority interest, equity income, impairment of affiliates and cumulative effect of a change in accounting principle	45.8	266.8	(14.7)	0.1	298.0
Income tax expense	(16.1)	(64.5)	(6.0)	—	(86.6)
Minority interest in (income) loss of subsidiaries	—	(80.1)	0.2	0.8	(79.1)
Equity income of affiliates	57.0	—	16.8	(72.3)	1.5

Income before cumulative effect of a change in accounting principle	86.7	122.2	(3.7)	(71.4)	133.8
Cumulative effect of a change in accounting principle, net	—	(47.1)	—	—	(47.1)

Net income applicable to common shares	$86.7	$75.1	$(3.7)	$(71.4)	$86.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Three Months Ended March 31, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$557.7	$156.9	$—	$714.6
Sales—base metals, net	—	—	19.4	—	19.4
Royalties	—	—	15.0	(0.5)	14.5

	—	557.7	191.3	(0.5)	748.5

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	292.0	107.6	(0.6)	399.0
Base metals	—	—	15.4	—	15.4
Depreciation, depletion and amortization	—	87.5	43.1	—	130.6
Exploration, research and development	—	10.8	10.7	—	21.5
General and administrative	—	19.9	6.4	0.1	26.4
Other	—	24.6	5.1	(7.6)	22.1

	—	434.8	188.3	(8.1)	615.0

Other income (expense)
Gain on investments, net	—	—	92.9	(7.6)	85.3
Gain on derivative instruments, net	—	—	55.0	—	55.0
Loss on extinguishment of debt	—	(14.3)	(5.2)	—	(19.5)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	5.0	4.2	3.8	(13.0)	—
Dividends, interest income, foreign currency exchange and other income	24.9	2.8	3.3	—	31.0
Interest expense—intercompany	(2.2)	(3.4)	(7.4)	13.0	—
Interest expense, net of capitalized interest	(0.5)	(20.6)	(8.8)	—	(29.9)

	27.2	(31.3)	133.6	(7.6)	121.9

Pre-tax income before minority interest, equity income (loss), impairment of affiliates and cumulative effect of a change in accounting principle	27.2	91.6	136.6	—	255.4
Income tax expense	(9.5)	(20.9)	(32.2)	—	(62.6)
Minority interest in (income) loss of subsidiaries	—	(39.0)	(3.6)	4.8	(37.8)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(11.7)	—	(11.7)
Equity income of affiliates	99.6	7.4	15.9	(114.4)	8.5

Income before cumulative effect of a change in accounting principle	117.3	39.1	105.0	(109.6)	151.8
Cumulative effect of a change in accounting principle, net	—	(31.5)	(3.0)	—	(34.5)

Net income applicable to common shares	$117.3	$7.6	$102.0	$(109.6)	$117.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	At March 31, 2004
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$1,448.3	$100.3	$—	$1,548.6
Marketable securities and other short-term investments	—	4.0	265.2	—	269.2
Trade receivables	—	127.6	11.7	—	139.3
Accounts receivable	1,873.9	638.9	345.5	(2,782.6)	75.7
Inventories	—	209.6	73.1	—	282.7
Stockpiles and ore on leach pads	—	203.7	44.5	—	248.2
Deferred stripping costs	—	55.0	23.7	—	78.7
Deferred income tax assets	—	160.2	21.9	—	182.1
Other current assets	0.6	71.0	59.0	—	130.6

Current assets	1,874.5	2,918.3	944.9	(2,782.6)	2,955.1
Property, plant and mine development, net	—	3,455.6	462.2	—	3,917.8
Mineral interests and other intangible assets, net	—	237.5	1,120.3	—	1,357.8
Investments	—	—	24.4	—	24.4
Investments in subsidiaries	4,244.5	—	3,495.3	(7,739.8)	—
Deferred stripping costs	—	34.2	2.3	—	36.5
Long-term stockpiles and ore on leach pads	—	467.6	23.3	—	490.9
Deferred income tax assets	6.8	494.8	265.2	—	766.8
Other long-term assets	1,027.7	683.6	89.4	(1,622.7)	178.0
Goodwill	—	93.7	2,991.0	—	3,084.7

Total assets	$7,153.5	$8,385.3	$9,418.3	$(12,145.1)	$12,812.0

Liabilities
Current portion of long-term debt	$—	$248.5	$132.4	$—	$380.9
Accounts payable	165.9	2,024.7	807.3	(2,781.8)	216.1
Employee related benefits	—	88.5	26.2	—	114.7
Other current liabilities	43.3	303.5	103.0	28.1	477.9

Current liabilities	209.2	2,665.2	1,068.9	(2,753.7)	1,189.6
Long-term debt	—	1,384.5	142.4	—	1,526.9
Reclamation and remediation liabilities	—	279.6	126.1	—	405.7
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Deferred income tax liabilities	43.0	219.5	447.1	25.4	735.0
Employee related benefits	—	231.6	20.5	—	252.1
Advanced stripping costs	—	77.0	—	—	77.0
Other long-term liabilities	203.6	131.9	1,838.5	(1,816.5)	357.5

Total liabilities	455.8	5,043.1	3,643.5	(4,544.8)	4,597.6

Minority interest in subsidiaries	—	773.3	307.4	(338.9)	741.8

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	643.5	—	—	—	643.5
Additional paid-in capital	5,675.9	2,209.7	4,687.1	(6,122.1)	6,450.6
Accumulated other comprehensive income (loss)	13.2	(46.6)	13.1	33.5	13.2
Retained earnings	365.1	405.8	706.5	(1,112.1)	365.3

Total stockholders’ equity	6,697.7	2,568.9	5,467.4	(7,261.4)	7,472.6

Total liabilities and stockholders’ equity	$7,153.5	$8,385.3	$9,418.3	$(12,145.1)	$12,812.0

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	At December 31, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$1,211.2	$102.8	$—	$1,314.0
Marketable securities and other short-term investments	—	3.1	271.5	—	274.6
Trade receivables	—	6.4	13.7	—	20.1
Accounts receivable	1,791.0	328.4	310.6	(2,359.4)	70.6
Inventories	—	156.0	69.7	—	225.7
Stockpiles and ore on leach pads	—	210.8	37.8	—	248.6
Deferred stripping costs	—	41.0	19.1	—	60.1
Deferred income tax assets	—	50.6	23.1	—	73.7
Other current assets	(122.9)	53.0	(81.0)	251.2	100.3

Current assets	1,668.1	2,060.5	767.3	(2,108.2)	2,387.7
Property, plant and mine development, net	—	1,909.4	438.6	—	2,348.0
Mineral interests and other intangible assets, net	—	237.0	1,142.1	—	1,379.1
Investments	—	709.7	892.8	(868.5)	734.0
Investments in subsidiaries	4,154.1	—	2,608.7	(6,762.8)	—
Deferred stripping costs	—	28.0	2.3	—	30.3
Long-term stockpiles and ore on leach pads	—	284.3	21.5	—	305.8
Deferred income tax assets	6.8	482.2	263.4	—	752.4
Other long-term assets	1,313.6	586.9	221.1	(2,026.3)	95.3
Goodwill	—	93.7	2,948.9	—	3,042.6

Total assets	$7,142.6	$6,391.7	$9,306.7	$(11,765.8)	$11,075.2

Liabilities
Current portion of long-term debt	$—	$59.9	$131.0	$—	$190.9
Accounts payable	129.5	1,643.0	756.4	(2,365.7)	163.2
Employee related benefits	—	107.7	28.6	—	136.3
Other current liabilities	27.2	226.9	115.8	(1.3)	368.6

Current liabilities	156.7	2,037.5	1,031.8	(2,367.0)	859.0
Long-term debt	—	745.5	141.1	—	886.6
Reclamation and remediation liabilities	—	238.2	124.1	—	362.3
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Deferred income tax liabilities	43.0	122.6	442.1	25.4	633.1
Employee related benefits	—	221.2	32.5	—	253.7
Other long-term liabilities	372.2	102.0	1,703.7	(1,882.6)	295.3

Total liabilities	571.9	3,520.8	3,475.3	(4,224.2)	3,343.8

Minority interest in subsidiaries	—	377.1	307.7	(338.3)	346.5

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	638.0	—	32.4	(32.4)	638.0
Additional paid-in capital	5,603.4	2,206.2	4,705.9	(6,092.2)	6,423.3
Accumulated other comprehensive income (loss)	22.8	(43.1)	13.5	29.6	22.8
Retained earnings	306.5	330.7	711.2	(1,047.6)	300.8

Total stockholders’ equity	6,570.7	2,493.8	5,523.7	(7,203.3)	7,384.9

Total liabilities and stockholders’ equity	$7,142.6	$6,391.7	$9,306.7	$(11,765.8)	$11,075.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Three Months Ended March 31, 2004
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$86.7	$75.1	$(3.7)	$(71.4)	$86.7
Adjustments to reconcile net income to net cash provided by operating activities	(56.7)	234.9	39.5	71.4	289.1
Change in operating assets and liabilities	16.6	(76.2)	12.0	—	(47.6)

Net cash provided by operating activities	46.6	233.8	47.8	—	328.2

Investing activities:
Additions to property, plant and mine development	—	(112.5)	(55.4)	—	(167.9)
Cash recorded on consolidation of Batu Hijau	—	82.2	—	—	82.2
Proceeds of asset sales and other	—	8.7	2.2	—	10.9

Net cash used in investing activities	—	(21.6)	(53.2)	—	(74.8)

Financing activities:
Net (repayments) borrowings	(45.6)	17.2	6.1	—	(22.3)
Dividends paid on common and preferred stock	(20.0)	—	(2.1)	—	(22.1)
Proceeds from stock issuance and other	19.0	8.5	—	—	27.5

Net cash (used in) provided by financing activities	(46.6)	25.7	4.0	—	(16.9)

Effect of exchange rate changes on cash	—	(0.8)	(1.1)	—	(1.9)

Net change in cash and cash equivalents	—	237.1	(2.5)	—	234.6
Cash and cash equivalents at beginning of period	—	1,211.2	102.8	—	1,314.0

Cash and cash equivalents at end of period	$—	$1,448.3	$100.3	$—	$1,548.6

	Three Months Ended March 31, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$117.3	$7.6	$102.0	$(109.6)	$117.3
Adjustments to reconcile net income to net cash provided by operating activities	(50.3)	188.6	(109.4)	—	28.9
Change in operating assets and liabilities	34.6	(12.6)	(31.3)	(0.9)	(10.2)

Net cash provided by (used in) operating activities	101.6	183.6	(38.7)	(110.5)	136.0

Investing activities:
Additions to property, plant and mine development	—	(60.2)	(21.1)	—	(81.3)
Investments in affiliates	—	—	(56.2)	—	(56.2)
Proceeds from sale of TVX Newmont Americas	—	—	170.6	—	170.6
Proceeds from sale of investments and other	(99.0)	(6.4)	(5.9)	109.6	(1.7)

Net cash (used in) provided by investing activities	(99.0)	(66.6)	87.4	109.6	31.4

Financing activities:
Net borrowings (repayments)	10.6	(15.9)	(177.5)	—	(182.8)
Dividends paid on common and preferred stock	(14.1)	—	(2.0)	—	(16.1)
Proceeds from stock issuance and other	0.9	—	(0.9)	0.9	0.9

Net cash used in financing activities	(2.6)	(15.9)	(180.4)	0.9	(198.0)

Effect of exchange rate changes on cash	—	(9.0)	18.2	—	9.2

Net change in cash and cash equivalents	—	92.1	(113.5)	—	(21.4)
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	$—	$257.2	$123.1	$—	$380.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(22) COMMITMENTS AND CONTINGENCIES

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

Operating Segments

The Company’s operating segments are identified in Note 18. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 22 relate to the Corporate and Other category. The Normandy Madencilik A.S. matters relate to the Other International operating segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada operating segment. The Yanacocha matters relate to the Yanacocha operating segment. The Newmont Yandal Operations Limited and the Newmont Australia Limited matters relate to the Other Australia operating segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2004 and at December 31, 2003 $410.3 million and $361.0 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $56.9 million and $58.6 million were accrued for such obligations at March 31, 2004 and December 31, 2003, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 58% greater or 42% lower than the amount accrued at March 31, 2004. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Costs and expenses, Other in the period estimates are revised.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Dawn Mill Site. Dawn also owns a uranium mill site facility, located on private land near Ford, Washington, which is subject to state and federal regulation. In late 1999, Dawn sought and later received state approval for a revised mill closure plan that expedites the reclamation process at the mill. The State of Washington has approved this revised plan. The currently approved plan for the mill is guaranteed by Newmont.

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

Nevada Operations. In November 2002, Great Basin Mine Watch and the Mineral Policy Center (Appellants) filed suit in U.S. District Court in Nevada against the Department of the Interior and the Bureau of Land Management (BLM), challenging and seeking

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

to enjoin the BLM’s July 2002 Record of Decision approving the company’s amended Plan of Operations covering the Gold Quarry South Layback Project, and the BLM’s September 2002 Record of Decision approving a new Plan of Operations for the Leeville Mine. Appellants sought a declaration that the BLM’s decisions were unlawful and an injunction prohibiting Newmont’s approved activities. Newmont intervened in this action on behalf of the government defendants and filed an answer denying all of Appellants’ claims. In March, 2004, the Court granted summary judgment in favor of the government and Newmont on all claims, thus ending the U.S. District Court proceedings. While Newmont believes that this appeal was without merit, if Appellants were to appeal the decision to a higher court, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the Company’s financial position or results of operations.

In October 2002, Great Basin Mine Watch (Appellant) filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Appellant alleges that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont has intervened in this action on behalf of the NDEP. A hearing before the Nevada State Environmental Commission was held in June 2003 in Elko, Nevada. At the end of the hearing, the Commission ruled in favor of NDEP on all claims and affirmed NDEP’s renewal of the Clean Water Act discharge permit. Appellant appealed this decision in the Nevada District Court in Carson City, Nevada. In April, 2004, the Nevada District Court heard the case and took the matter under advisement. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

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

In March 2004, Great Basin Mine Watch and the Western Shoshone Defense Project (Appellants) filed an administrative appeal of the Record of Decision approving the Phoenix Project Plan of Operations. Appellants seek to vacate the Record of Decision and have the BLM reconsider the decision. Newmont has sought to intervene in support of the Record of Decision. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operating that could have a material adverse effect on the company’s financial position or results of operations.

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

Normandy Madencilik A.S.—100% Newmont Owned

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The parties also have entered into a consent decree with respect to the remaining areas at the site, which apportions liabilities and responsibilities for these areas. The EPA has approved remedial actions for selected components of Resurrection’s portion of the site, which were initiated in 1995. The EPA has not yet selected the final remedy for the site. Accordingly, Newmont cannot yet determine the full extent or cost of its share of the remedial action that will be required. The government agencies may also seek to recover for damages to natural resources. In March 1999, the parties entered into a Memorandum of Understanding (“MOU”) to facilitate the settlement of natural resources damages claims under CERCLA for the upper Arkansas River Basin. In January 2004, an MOU report was issued that evaluated the extent of natural resource damages and possible restoration activities that might be required, which Resurrection and other parties could potentially be required to fund. This report will provide a framework for resolving remaining issues at the site.

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

On September 10, 2001, Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the elemental mercury spill incident. The Denver District Court dismissed this action on May 22, 2002, and the court reaffirmed this ruling on July 30, 2002. Plaintiffs’ attorneys appealed this dismissal and, in November 2003, the Colorado Court of Appeals remanded the matter for further review to the Denver District Court. In January, 2004, Newmont and the other defendants filed a writ of certiorari requesting the Colorado Supreme Court to review the matter. In April, 2004, the Colorado Supreme Court denied the writ of certiorari and declined to review the case.

In July 2002, other lawsuits were served against Yanacocha, various wholly-owned subsidiaries of Newmont and/or other defendants in the Denver District Court for the State of Colorado and in the United States District Court for the District of Colorado,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

by approximately 140 additional Peruvian plaintiffs and by the same plaintiffs who filed the September 2001 lawsuit. These actions also seek compensatory and punitive damages based on claims associated with the elemental mercury spill incident. All of these lawsuits were stayed pending the outcome of the appeal in the September 2001 matter and remain stayed pending further judicial action.

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in two of the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits previously have entered into settlement agreements with Yanacocha. In December 2003, the Superior Court in Cajamarca granted a resolution upholding the validity of certain challenged settlement agreements. This ruling has been appealed to the Peruvian Supreme Court.

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

Newmont USA Limited—100% Newmont Owned

In February 2002, a French citizen filed a complaint against the Company and certain of its subsidiaries and former officers, Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”), one of Buenaventura’s subsidiaries, and other individuals, in U.S. District Court in Denver. The plaintiff alleges that he had an arrangement with Normandy, under which his fee was dependent on the outcome of the Yanacocha shareholder dispute (which involved a lawsuit by Newmont and Buenaventura in Peru against the Bureau de Recherches Géologiques et Minières, the geological and mining bureau of the French government (the “BRGM”) and Normandy to enforce preemptive rights under the Minera Yanacocha by-laws, after the BRGM announced its intention to transfer its shares in Yanacocha to a company controlled by Normandy; this shareholder dispute was resolved in 2000 pursuant to a comprehensive settlement agreement among the parties). The February 2002 lawsuit alleged that the defendants violated the federal Racketeer Influenced Corrupt Organization Act (“RICO”) by corrupting the Peruvian Supreme Court in 1998 in order to prevail in the Yanacocha shareholder dispute. The suit seeks damages of not less than $25 million plus interest (which could be subject to trebling), as well as unspecified punitive damages. In January 2004, the court granted the defendants’ motion to dismiss; the plaintiff appealed this decision in February 2004. During the summer of 2002, the Peruvian attorney general’s office commenced an inquiry into certain of the allegations made in the February 2002 lawsuit described above. In July 2003, the Peruvian attorney general’s office announced that its investigation had concluded without finding any evidence of improper conduct in relation to the outcome of the Yanacocha shareholder dispute. Further, in February 2003, Newmont received a subpoena from the U.S. Department of Justice requiring the production of documents related to Newmont’s activities relating to the shareholder dispute described above from 1994 through 1999. Newmont is complying with this request.

Newmont Yandal Operations Pty Ltd—100% Newmont Owned

On September 3, 2003, J. Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against Newmont Yandal Operations Pty Ltd (“NYOL”), its subsidiaries and the administrator in relation to the completed voluntary administration of the NYOL group. J. Aron & Co., an NYOL creditor, initially sought injunctive relief that was denied by the court on September 8, 2003. On October 30, 2003, J. Aron & Co. filed a statement of claim alleging various deficiencies in the implementation of the voluntary administration process and seeking damages and other relief against NYOL and other parties. Newmont cannot reasonably predict the final outcome of this lawsuit.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, but others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. As of March 31, 2004 and December 31, 2003 the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $309.0 million and $244.8 million, respectively. This amount represents what the Company believes will be the probable outcome from settlement of such disputes for all tax years for which additional income taxes can be assessed.

Guarantee of Third Party Indebtedness

Newmont USA Limited guaranteed Pollution Control Revenue Bonds with a principle amount of $35.7 million, due 2009, of BHP Copper Inc., formerly known as Magma Copper Company. At the time the bonds were issued, Magma was a wholly-owned subsidiary of Newmont USA Limited. Magma was spun-off as an independent, separately traded company in 1987, and was acquired in 1995 by the company now known as BHP Billiton Limited. The bonds were redeemed in February 2004.

Newmont is the guarantor of an A$71.0 million (approximately $53.5 million) amortizing loan facility of QMC Finance Pty Ltd (“QMC”), of which A$63.0 million (approximately $47.5 million) was outstanding as of March 31, 2004. QMC is also a party to hedging contracts that have been guaranteed by Newmont. As of March 31, 2004, the fair value of these contracts was a positive A$5.9 million (approximately $4.5 million). At December 31, 2003, Newmont made a provision of $30 million with respect to this guarantee (see Note 9 for a complete discussion).

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2004 and December 31, 2003, there were $201.4 million and $202.9 million, respectively, of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 13 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

(23) SUBSEQUENT EVENTS

On April 28, 2004, the Company’s Board of Directors declared the quarterly dividend of $0.075 per common share, a 50% increase over the quarterly dividend declared on February 4, 2004. In addition, Newmont Mining Corporation of Canada Limited declared an increased quarterly dividend of CN$0.10139 per share on its exchangeable shares. Both dividends are payable on June 23, 2004 to holders of record at the close of business on June 2, 2004.

(24) SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred stock dividends for the three months ended March 31, 2004 were 11.4. The ratio of earnings to fixed charges represents income before income taxes, interest expense and the cumulative effect of a change in accounting principle, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. The Company guarantees certain third party debt (see Notes 9 and 22) and, beginning in 2003, expects to be required to pay certain amounts associated with such debt. Therefore, related interest on such guaranteed debt has been included in the ratio earnings to fixed charges in 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). References to “A$” refer to Australian currency, “CN$” to Canadian currency, “CHF” to Swiss currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “U.S.$” or “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months ended March 31, 2004, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as our expectations for 2004;

•	“Recent Accounting Pronouncements” and “Consolidation of Batu Hijau,” which provides a discussion of recently published authoritative accounting guidance and changes to our accounting policies that have affected how we account for our investment in Batu Hijau;

•	“Critical Accounting Policies,” which provides a discussion of certain accounting policies of the Company’s;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the three months ended March 31, 2004 and 2003;

•	“Results of Operations,” which sets forth an analysis of the operating results for Newmont’s gold operations, Newmont’s base metals operations engaged in copper and zinc production, the Exploration Segment and the Merchant Banking Segment; and

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements.

This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this quarterly report.

Overview

Our financial results for the three months ended March 31, 2004 include Batu Hijau on a consolidated basis since January 1, 2004 as a result of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN46R”), issued December 2003. Previously, the Company accounted for its investment in Batu Hijau using the equity method of accounting. The impact of consolidating Batu Hijau on January 1, 2004 is reflected as a Cumulative effect of a change in accounting principle, net of tax, and results from adjustments recorded for Batu Hijau to conform to Newmont’s accounting policies. See Consolidation of Batu Hijau, below, for additional information. In the first quarter of 2003, the Company recorded a Cumulative effect of a change in accounting principle, net of tax, for the adoption of Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations”, effective January 1, 2003.

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Quarter Ended March 31,
	2004	2003
Income before cumulative effect of a change in accounting principle (in millions)	$133.8	$151.8
Income before cumulative effect of a change in accounting principle per common share share, basic	$0.30	$0.38
Net income applicable to common shares (in millions)	$86.7	$117.3
Net income per common share, basic	$0.20	$0.29
Revenues (in millions)	$1,135.4	$748.5
Equity gold sales (in thousands of ounces)	1,813	1,781
Average price received per ounce of gold	$413	$351
Total cash costs ($/gold ounce)(1)	$231	$201
Total production costs ($/gold ounce)(1)	$299	$261
Equity copper sales (in thousands of pounds)	76,084	91,137
Average price received per pound of copper	$1.50	$0.84
Total cash costs ($/pound)(1, 2)	$0.65	$0.53
Total production costs ($/pound)(1, 2)	$0.82	$0.67

(1)	Total cash costs and total production costs are non-GAAP measures of performance that we use to determine the cash generating capacities of our mining operations and to monitor the performance of our mining operations. For a reconciliation of Costs applicable to sales to total cash costs and total production costs per ounce of gold and per pound of copper (unaudited), see Results of Operations, below.

(2)	Total cash costs and production costs per pound of copper for the quarter ended March 31, 2003 include Golden Grove only. For the quarter ended March 31, 2004, these measures include Golden Grove and Batu Hijau. For a reconciliation of total cash costs and total production costs per equity pound of copper under the by-product method of accounting to the co-product method of accounting for Batu Hijau for the quarter ended March 31, 2003, refer to Results of Operations, below.

Consolidated Financial Performance

Our revenues applicable to gold sales for the first quarter of 2004 increased nearly 31% to $934.7 million compared to $714.6 million in the first quarter of 2003, primarily as a result of higher average realized gold prices, as well as the consolidation of Batu Hijau. Sales of base metals increased significantly for the first quarter of 2004 to $187.6 million, compared to $19.4 million in the first quarter of 2003. The consolidation of Batu Hijau is the primary reason for this increase, as well as higher realized copper prices. Costs applicable to gold sales increased to $501.5 million from $399.1 million and costs applicable to base metals sales increased to $73.0 million from $15.4 million. Depreciation, depletion and amortization increased by approximately 39% to $182.0 million from $130.6 million, also primarily as a result of consolidating Batu Hijau. In total, during the 2004 first quarter we realized higher margins, including depreciation, depletion and amortization, for both gold and base metals, primarily reflecting higher realized gold and copper prices.

Continuing from 2003 and 2002, during the first quarter of 2004, market factors helped strengthen gold prices and as a result, our average realized gold price increased from $351 per ounce in the first quarter of 2003 to $413 per ounce in the first quarter of 2004. Additionally, our average realized copper price increased from $0.84 per pound in the first quarter of 2003 to $1.50 per pound in the first quarter of 2004. The average realized copper price benefited from positive adjustments during the first quarter of 2004 related to provisional sales recorded by Batu Hijau in the fourth quarter of 2003 (see Item 3, below).

Liquidity

During 2003, Newmont’s balance sheet strengthened significantly, primarily from the equity offering completed in November 2003, from positive operating cash flows and from the sale of non-core assets. Our balance sheet remains strong and the Company’s financial position at March 31, 2004 and December 31, 2003 was as follows:

	March 31, 2004	December 31, 2003
	(unaudited, in millions)
Cash and cash equivalents	$1,548.6	$1,314.0
Long-term debt (including current portion)	$1,907.8	$1,077.5
Total stockholders’ equity	$7,472.6	$7,384.9

During the first quarter of 2004, our debt and liquidity positions were affected by several events. We made scheduled repayments of long-term debt of $22.3 million, we paid dividends on common stock of $0.05 per share, and we realized positive cash flow from operating activities in excess of cash used in investing and financing activities. As disclosed in Note 2 to the Consolidated Financial Statements, long-term debt, including the current portion, increased by $848.6 million from December 31, 2003 as a result of the consolidation of Batu Hijau.

Looking Forward

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These include, but are not limited to the following:

•	Gold prices, and to a lesser extent, copper prices;

•	Our ability to replace depleted reserves from new development projects. Newmont is currently developing its next generation of lower cost mines. We anticipate that our Ahafo advanced development project in Ghana, West Africa, will generate steady-state annual gold sales of approximately 500,000 ounces commencing in 2006, with higher production in the initial years and we expect to make an investment decision on the Akyem project, also in Ghana, by the end of 2004. In Nevada, the Leeville underground project continues to progress towards commencement of operations at the end of 2005 with annual gold production of approximately 500,000, while annual production from the Phoenix development project, anticipated to begin operating in 2006, is expected to be between 400,000 and 450,000 ounces of gold and 18 million and 20 million pounds of copper;

•	Changes in foreign currency exchange rates in relation to the U.S. dollar will continue to affect our future profitability and cash flow. Fluctuations in local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Historically, such fluctuations have not had a material impact on the Company’s revenue since gold is sold throughout the world principally in U.S. dollars. The Company’s total cash costs are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations in the Company’s consolidated financial statements. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future;

•	Capital expenditures in the first quarter of 2004 were $167.9 million. We expect to make annual capital expenditures in 2004 of between $750 million and $800 million, including costs related to the Ahafo project in Ghana and the Leeville and Phoenix projects in Nevada; and

•	Due to the strengthening of the gold market, and consistent with our exploration growth strategy, we expect annual 2004 exploration, research and development expenditures will total between $160 million and $170 million. Total expenditures for the first quarter of 2004 were $36.7 million.

Recent Accounting Pronouncements

In December 2003, the FASB issued FIN 46R which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004.

Newmont has completed its evaluation of the impact of FIN 46R and has identified Batu Hijau as a VIE because of certain capital structures and contractual relationships (primarily the sharing of the expected residual returns with a party that did not have an equity investment at risk that is considered significant to the total expected residual returns, as well as indications of insufficient equity, as defined by FIN 46R). Newmont also determined that it is the primary beneficiary of Batu Hijau. Accordingly, as of January 1, 2004, the Company has fully consolidated Batu Hijau in its Consolidated Financial Statements. Previously, the Company accounted for its investment in Batu Hijau using the equity method of accounting, as disclosed in Note 10 in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004. In adopting FIN 46R and consolidating Batu Hijau, the Company recorded a charge for the Cumulative effect of a change in accounting principle, net of tax of $47.1 million, representing the difference in the amounts consolidated effective January 1, 2004, and the Company’s previous carrying amount of its equity investment in Batu Hijau. This difference resulted from certain adjustments that were recorded to the opening balance sheet of PTNNT and NTP to conform to Newmont’s accounting policies (see Note 2 to the Consolidated Financial Statements). See Consolidation of Batu Hijau, below for additional information and the impact to the Company’s financial statements as of and for the three months ended March 31, 2004.

As of December 31, 2003, Newmont had an interest in an entity considered to be a special-purpose entity, QMC Finance Pty Ltd. (“QMC”). Newmont has not consolidated QMC, however, as Newmont is not the primary beneficiary of QMC as defined by FIN 46R. For a complete discussion regarding Newmont’s interest in and activities with QMC, see Note 9 to the Consolidated Financial Statements.

The Emerging Issues Task Force (“EITF”) formed a committee (“Committee”) to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed also included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus, subject to ratification by the Financial Accounting Standards Board (“FASB”), that mineral interests conveyed by leases should be considered tangible assets. The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.

On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact to Newmont’s financial statements since it did not change Newmont’s accounting. The FASB also ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (“FSP”) in this regard.

On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Newmont will evaluate the FSP and may adopt the FSP effective April 1, 2004. As a result, Newmont may reclassify all of its mineral interests conveyed by leases from Mineral interests and other intangible assets to Property, plant and mine development, net in its balance sheets and cease amortizing exploration stage mineral interests prior to the commencement of production.

The Committee is continuing its evaluation of mining industry accounting issues, which may have an impact on Newmont’s accounting in the future.

Consolidation of Batu Hijau

As noted above, Newmont completed its evaluation of the impact of FIN 46R for potential VIEs and identified Batu Hijau as a VIE because of certain capital structures and contractual relationships. Newmont also determined that it is the primary beneficiary of Batu Hijau, and as of January 1, 2004, the Company has fully consolidated Batu Hijau in its Consolidated Financial Statements. The following is summarized financial information reflecting the impact of consolidating Batu Hijau on the Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2004:

	Three Months Ended March 31, 2004
	Amounts Before Consolidation of Batu Hijau	Impact of Consolidating Batu Hijau	Consolidated Amounts
	(unaudited, in thousands)
Revenues
Sales—gold, net	$899,449	$35,202	$934,651
Sales—base metals, net	15,208	172,418	187,626
Royalties	13,162	—	13,162

	927,819	207,620	1,135,439

Costs and expenses
Costs applicable to sales—gold	488,094	13,455	501,549
Costs applicable to sales—base metals	8,854	64,171	73,025
Depreciation, depletion and amortization	156,491	25,533	182,024
Other costs and expenses	68,805	954	69,759

	722,244	104,113	826,357

Other income (expense)
Interest expense	(14,474)	(11,028)	(25,502)
Other income	14,066	358	14,424

	(408)	(10,670)	(11,078)

Pre-tax income before minority interest, equity income, impairment of affiliates and cumulative effect of a change in accounting principle	205,167	92,837	298,004
Income tax expense	(53,115)	(33,517)	(86,632)
Minority interest in income of subsidiaries	(53,726)	(25,331)	(79,057)
Equity income (loss) and impairment of affiliates	35,493	(33,989)	1,504

Income before cumulative effect of a change in accounting principle	133,819	—	133,819
Cumulative effect of a change in accounting principle, net	—	(47,138)	(47,138)

Net income	$133,819	$(47,138)	$86,681

	As of March 31, 2004
	Amounts Before Consolidation of Batu Hijau	Impact of Consolidating Batu Hijau	Consolidated Amounts
	(unaudited, in thousands)
Current assets	$2,537,876	$417,264	$2,955,140
Property, plant and mine development, net	2,378,280	1,539,505	3,917,785
Mineral interests and other intangible assets, net	1,351,284	6,559	1,357,843
Investments	756,217	(731,795)	24,422
Long-term stockpiles and ore on leach pads	263,336	227,602	490,938
Goodwill	3,084,686	—	3,084,686
Other assets	897,575	83,608	981,183

Total assets	$11,269,254	$1,542,743	$12,811,997

Current portion of long-term debt	$185,393	$195,481	$380,874
Other current liabilities	668,369	140,359	808,728
Long-term debt	873,797	653,082	1,526,879
Long-term deferred income tax liabilities	633,489	101,462	734,951
Advanced stripping costs	—	76,969	76,969
Other liabilities	1,017,369	51,832	1,069,201

Total liabilities	3,378,417	1,219,185	4,597,602

Minority interest in subsidiaries	371,054	370,696	741,750

Total stockholders’ equity	7,519,783	(47,138)	7,472,645

Total liabilities and stockholders’ equity	$11,269,254	$1,542,743	$12,811,997

See Note 2 to the Consolidated Financial Statements for additional information regarding the consolidation of Batu Hijau.

Critical Accounting Policies

Due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the goodwill reported on the Company’s balance sheet, the carrying value and the methods used to assign and evaluate goodwill are considered a critical accounting policy. At March 31, 2004 and December 31, 2003, the carrying value of the Company’s goodwill was approximately $3.1 billion and $3.0 billion, respectively. Such goodwill was assigned to the Company’s Merchant Banking (approximately $1.6 billion) and Exploration (approximately $1.1 billion) Segments and to various mine site reporting units (approximately $300 million in the aggregate). As further described in Note 3 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004, this goodwill primarily arose in connection with the Company’s February 15, 2002 acquisitions of Normandy and Franco-Nevada, and it primarily represents the excess of the aggregate purchase price over the fair value of the identifiable net assets of Normandy and Franco-Nevada. Such goodwill was assigned to reporting units in a reasonable, supportable and consistent manner based on independent valuations performed by an independent valuation and consulting firm . The Company’s approach to allocating goodwill was to identify those reporting units of the Company that the Company believed had contributed to such excess purchase price. The Company then engaged the independent valuation and consulting firm to perform valuations to measure the incremental increases in the fair values of such reporting units that were attributable to the acquisitions, and that were not already captured in the fair values assigned to such units’ identifiable net assets. In the case of the Merchant Banking and Exploration Segments, these valuations were based on each reporting unit’s potential for future growth, and in the case of the mine site reporting units; the valuation was based on the synergies that were expected to be realized by each mine site reporting unit.

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the fair values of its reporting units to their carrying amounts. If the carrying value of a reporting unit were to exceed its fair value at the time of the evaluation, the Company would perform the second step of an impairment test. In the second step, the Company would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall would be charged to income. Assumptions underlying fair value estimates are subject to risks and uncertainties. Newmont performed its annual impairment tests of goodwill during the fourth quarter of 2003 and determined that goodwill was not impaired at December 31, 2003. To the extent the assumptions used in the Company’s valuation models for such impairment tests are not achieved in the future, it is reasonably possible that the Company will record charges for impairment of goodwill in future periods. The specific application of the Company’s goodwill impairment policy, with respect to the Merchant Banking Segment, Exploration Segment and mine site reporting units, is discussed in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004. There have been no changes since December 31, 2003 to these policies or the Company’s conclusions with respect to possible impairment of the recorded goodwill at March 31, 2004. See Results of Operations, below, for a discussion of the performance of the Company’s reporting units for the quarters ended March 31, 2004 and 2003.

The Company’s accounting policies that are critical to its financial statements due to the degree of uncertainty regarding the estimates and assumptions involved and the magnitude of the asset, liability, revenue and expense being reported, are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004. The more critical of these policies, including the evaluation of the carrying value of goodwill discussed above, include depreciation, depletion and amortization, the carrying value of long-lived assets, deferred stripping costs, stockpiles, ore on leach pads and inventories, financial instruments, reclamation and remediation obligations, the carrying value of investments, and deferred tax assets.

Consolidated Financial Results

Sales—gold, net were $934.7 million and $714.6 million for the three months ended March 31, 2004 and 2003, respectively. The 2004 increase from 2003 was due to an increase in the average realized gold price, an increase in ounces sold, and the consolidation of Batu Hijau. The following analysis demonstrates the increase in consolidated gold sales revenue year over year (unaudited):

	Three Months Ended March 31,
	2004	2003
Consolidated gold sales (in millions)	$934.7	$714.6
Consolidated gold ounces sold (in thousands)	2,283.0	2,036.0
Average price realized per ounce	$413	$351
Average spot price per ounce (London Gold P.M. Fix)	$408	$350

The increase in consolidated gold sales is due to:

Three Months Ended March 31, 2004 vs. 2003 (unaudited, in millions)
Change in consolidated production	$53.3
Change in average gold price realized	131.6
Consolidation of Batu Hijau	35.2

$220.1

Sales—base metals, net totaled $187.6 million in 2004, and included $172.4 million from copper sales at Batu Hijau and $2.6 million from copper sales and $12.6 million from zinc sales at Golden Grove in Australia, all net of smelting and refining charges. Sales—base metals, net totaled $19.4 million in 2003, which included $14.2 million and $5.2 million from copper and zinc sales at Golden Grove, respectively, net of smelting and refining charges. The following analysis demonstrates the increase in consolidated copper sales revenue year over year (unaudited):

	Three Months Ended March 31,
	2004	2003
Consolidated copper sales (in millions)	$175.0	$14.2
Consolidated copper pounds sold (in millions)	133.5	21.3
Average price realized per pound	$1.50	$0.84

The increase in consolidated copper sales is due to:

Three Months Ended March 31, 2004 vs. 2003 (unaudited, in millions)
Change in consolidated production	$(12.8)
Change in average copper price realized	1.2
Consolidation of Batu Hijau	172.4

$160.8

Costs applicable to sales—gold, which includes total cash costs, accretion of reclamation and remediation liabilities related to consolidated gold production and write-downs of stockpiles, ore on leach pads and inventories, increased to $501.5 million from $399.1 million in 2003 as detailed by operation in the table below:

	Three Months Ended March 31,
	2004	2003
	(unaudited, in millions)
North America:
Nevada	$192.7	$145.5
Mesquite, California	—	2.6
La Herradura, Mexico	2.2	2.2
Golden Giant, Canada	12.9	16.7
Holloway, Canada	6.2	5.4

Total North America	214.0	172.4

South America:
Yanacocha, Peru	111.9	85.5
Kori Kollo, Bolivia	2.4	10.6

Total South America	114.3	96.1

Australia:
Pajingo	14.7	8.4
Yandal	33.4	39.7
Tanami	49.8	31.6
Kalgoorlie	37.0	22.4

Total Australia	134.9	102.1

Other Operations:
Batu Hijau, Indonesia	13.5	—
Zarafshan-Newmont, Uzbekistan	8.4	8.6
Minahasa, Indonesia	8.7	9.4
Martha, New Zealand	5.8	6.1
Ovacik, Turkey	1.9	4.4

Total Other Operations	38.3	28.5

Total Newmont	$501.5	$399.1

Nevada’s Costs applicable to sales increased for the three months ended March 31, 2004 from the same period in 2003 primarily as a result of increased mining costs, processing costs and fuel costs, partially offset by a decrease in ounces sold. The increase in Yanacocha’s Costs applicable to sales resulted primarily from an increase in ounces produced during the three months ended March 31, 2004 as compared to the same period in 2003. Australia’s increase in Costs applicable to sales during the three months ended March 31, 2004, as compared to the same period in 2003, resulted from an increase in ounces sold and an appreciation of the Australian dollar against the U.S. dollar. In addition, the increase in Costs applicable to sales during the three months ended March 31, 2004, as compared to the same period in 2003, reflects the consolidation of Batu Hijau (see Consolidation of Batu Hijau, above). For a complete discussion regarding variations in ounces sold and total cash costs per ounce, see Results of Operations, below.

Costs applicable to sales—base metals were $73.0 million and $15.4 million in the three months ended March 31, 2004 and 2003, respectively. The 2004 costs primarily consisted of $63.8 million for copper at Batu Hijau and $0.5 million for copper and $8.6 million for zinc at Golden Grove. The 2003 costs primarily consisted of $9.0 million for copper and $6.1 million for zinc at Golden Grove.

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

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Three Months Ended March 31,
	Nevada(3)		La Herradura(4)		Tanami(5)		Kalgoorlie(6)
	2004	2003	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	126.5	122.8	149.1	146.4	48.9	57.1	110.9	114.8
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.051	0.049	0.034	0.030	0.160	0.140	0.061	0.065
Actuals for Year
– Stripping ratio(2)	264.8	109.8	152.4	157.3	53.7	88.4	95.0	100.9
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.055	0.104	0.025	0.026	0.130	0.120	0.066	0.059
Remaining Mine Life (years)	11	12	4	5	1	2	14	15

	Three Months Ended March 31,
	Martha(7)		Ovacik(8)		Batu Hijau(9)
	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	26.1	32.1	40.2	28.9	0.18	—
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.107	0.093	0.410	0.356	5.49	—
Actuals for Year
– Stripping ratio(2)	49.9	23.4	61.9	22.0	0.14	—
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.072	0.109	0.241	0.379	7.01	—
Remaining Mine Life (years)	3	4	1	2	14	—

(1)	Total tons to be mined in future divided by total ounces of gold or total pounds of copper equivalent to be recovered in future, based on proven and probable reserves. Pounds of copper equivalent equates to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.

(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.

(3)	The actual stripping ratio increased in 2004 from 2003 due to increased waste removal for the Gold Quarry South Layback at Carlin and Section 30 at Twin Creeks and lower grade ore being mined. The actual grade decreased in 2004 as lower grade ore patches are being mined at Twin Creeks and Lone Tree in conjunction with the increased waste removal.

(4)	La Herradura is included in the Company’s Other North America operating segment.

(5)	The life-of-mine and actual stripping ratios decreased and life-of-mine grade increased during 2004 as several low-grade remnant pits were completed during 2003. The one year mine life is for the open pit only. The underground mine life is six years. Tanami is included in the Company’s Other Australia segment.

(6)	The actual stripping ratio decreased in 2004 as a result of higher-grade material being mined. Kalgoorlie is included in the Company’s Other Australia segment.

(7)	The life-of-mine stripping ratio decreased in 2004 due to a positive grade reconciliation in 2003 that led to an increase in the life-of-mine grade assumption. The actual stripping ratio increased in 2004 as mining was restricted to low-grade areas. Martha is included in the Company’s Other International segment.

(8)	The life-of-mine stripping ratio increased in 2004 due to changes in mining certain reserves from underground to open pit mining. The actual stripping ratio increased significantly from 2003 due to accelerated waste removal required to maintain higher mill throughput and lower-grade material being mined. Ovacik is included in the Company’s Other International segment.

(9)	The actual stripping ratio is significantly lower than the life-of-mine stripping ratio as a result of the higher average ore grade.

Depreciation, depletion and amortization (“DD&A”) was $182.0 million and $130.6 million for the three months ended March 31, 2004 and 2003, respectively. The increase in 2004 is primarily attributable to the consolidation of Batu Hijau (see Consolidation of Batu Hijau, above) and an increase in production. Newmont expects annual DD&A to be approximately $720 million to $740 million in 2004.

The following is a summary of Depreciation, depletion and amortization by operation:

	Three Months Ended March 31,
	2004	2003
	(unaudited, in millions)
Gold:
North America:
Nevada	$35.1	$31.6
Mesquite, California	—	0.9
La Herradura, Mexico	1.2	0.8
Golden Giant, Canada	3.3	7.2
Holloway, Canada	1.8	1.3

Total North America	41.4	41.8

South America:
Yanacocha, Peru	54.3	35.5
Kori Kollo, Bolivia	1.1	2.1

Total South America	55.4	37.6

Australia:
Pajingo	9.1	5.6
Yandal	12.3	10.6
Tanami	10.0	7.6
Kalgoorlie	3.5	1.6
Other	1.3	2.2

Total Australia	36.2	27.6

Other Operations:
Batu Hijau, Indonesia	4.3	—
Zarafshan-Newmont, Uzbekistan	2.7	2.6
Minahasa, Indonesia	2.7	1.7
Martha, New Zealand	3.1	2.1
Ovacik, Turkey	1.2	3.4
Other International	0.3	––

Total Other Operations	14.3	9.8

Other:
Batu Hijau, Indonesia	21.1	—
Golden Grove, Australia	5.4	7.1
Merchant Banking	5.5	4.7
Corporate and other	2.7	2.0

Total Other	34.7	13.8

Total Newmont	$182.0	$130.6

DD&A increased at Yanacocha in first quarter of 2004, as compared to the first quarter of 2003, primarily as a result of lower grade material and fewer tons placed on the leach lads that are depreciated on a straight-line basis during the previous quarter and the current quarter and an increase in leach pad production during the current quarter. The increase in the Batu Hijau DD&A for the first quarter of 2004 reflects the consolidation of Batu Hijau as of January 1, 2004 (see Consolidation of Batu Hijau, above). For a complete discussion, see Results of Operations, below.

Exploration, research and development was $36.7 million and $21.5 million during the three months ended March 31, 2004 and 2003, respectively. The 2004 increase over 2003 was primarily a result of increased spending on advanced projects and a one-time payment to settle an outstanding exploration and technical services agreement. Newmont expects annual Exploration, research and development expenses to be approximately $160 million to $170 million in 2004.

General and administrative expenses of $27.2 million during the first quarter of 2004 approximated the expense of $26.4 million during the same period in 2003. As a percentage of Revenues, General and administrative expenses decreased from 3.5% to 2.4% as a result of an increase in revenues (see discussions above). Newmont expects annual General and administrative expenses to be approximately $100 million to $110 million in 2004.

Other expenses in the first quarters of 2004 and 2003 were $5.9 million and $22.1 million, respectively. The 2004 expense included accruals for environmental obligations and various miscellaneous expenses. The 2003 expense primarily included charges for an accrual for certain environmental obligations, costs associated with the finalization of a de-watering agreement in Nevada, severance costs at the Kori Kollo project in Bolivia, and charges for cost investment impairments.

Gain on investments, net was $85.3 million for the three months ended March 31, 2003. During the first quarter of 2003, Newmont recorded gain on exchange of Echo Bay shares for Kinross shares of $84.3 million. See Investing Activities below, for more information on this transaction.

Gain on derivative instruments, net, representing mark-to-market gains and losses recognized on ineffective and partially ineffective gold derivative instruments, was $0.6 million and $55.0 million for the first quarters of 2004 and 2003, respectively. The gain in 2003 resulted from a decrease in the U.S. dollar gold price from approximately $343 per ounce to $337 per ounce and an appreciation of the Australian dollar from approximately $0.56 per U.S. dollar to $0.60 per U.S. dollar between December 31, 2002 and March 31, 2003. Generally, lower gold prices and appreciation in the Australian dollar decrease Newmont’s derivative liability position. As the Company has substantially eliminated the acquired Normandy hedge books, gains and losses in the future should not be as significant.

Loss on extinguishment of debt was $19.5 million for the three months ended March 31, 2003. During the first quarter of 2003, Newmont repurchased $23.0 million of its 8 3/8% debentures, $52.3 million of its 8 5/8% debentures, $10.0 million of Newmont Australia 7 1/2% guaranteed notes, and $30.9 million of Newmont Australia 7 5/8% guaranteed notes for total cash consideration of $135.8 million.

Dividends, interest income, foreign currency exchange and other income was $13.9 million and $31.0 million for the first quarters of 2004 and 2003, respectively, and is summarized as follows:

	Three Months Ended March 31,
	2004	2003
	(unaudited in thousands)
Interest income	$4,186	$2,205
Foreign currency exchange (losses) gains	(463)	24,706
Gain on sale of property, plant, equipment and other assets	8,852	1,273
Other	1,300	2,779

Total	$13,875	$30,963

The first quarter of 2004 included a foreign currency translation loss of $0.5 million resulting from insignificant movements in the Canadian and Australia dollar exchange rates against the U.S. dollar. The first quarter of 2003 included foreign currency gains of $24.7 million primarily composed of the following: (i) exchange gains, net of $22.9 million on Canadian dollar-denominated intercompany loans with a subsidiary whose functional currency is the Canadian dollar, reflecting a strengthening of the Canadian dollar during the period from $0.63 to $0.68 per U.S. dollar; (ii) a $7.8 million mark-to-market gain on ineffective foreign currency swaps; and (iii) a $6.0 million foreign currency loss on the translation of Newmont Australia Limited’s financial statements to U.S. dollars due to appreciation of the Australian dollar from $0.56 to $0.60 per U.S. dollar. As of December 31, 2003, the Company converted a substantial portion of the Canadian dollar-denominated intercompany demand loans to loans for which settlement is not planned. As a result, the Company will record future foreign currency gains and losses with respect to the converted loans in other comprehensive income.

Interest expense, net of capitalized interest was $25.5 million and $29.9 million during the first quarter of 2004 and 2003, respectively. Capitalized interest totaled $2.4 million and $1.3 million in each quarter, respectively. Net interest expense declined during the first quarter of 2004 from the first quarter of 2003 primarily due to a decrease in outstanding debt obligations resulting from Newmont’s debt-reduction strategy. Newmont expects annual interest expense to be approximately $100 million to $105 million in 2004.

Income tax expense during the first quarter of 2004 was $86.6, million compared to $62.6 million for the first quarter of 2003. The 2004 increase primarily reflects both an increase in pre-tax income for the first quarter of 2004 to $298.0 million from $255.3 million for the first quarter of 2003 and the effects of consolidating the results of Batu Hijau in 2004. Accordingly, Batu Hijau’s tax provision is now included in the Company’s consolidated tax provision for the first quarter of 2004, whereas under the equity method for the first quarter of 2003, the Company’s share of the after-tax income of Batu Hijau was reported in Equity income of affiliates. Other than the Cumulative effect of a change in accounting principle, net of tax, the consolidation of Batu Hijau had no effect on the Net income applicable to common shares of the Company. The effective tax rate for the first quarter of 2004 was 29% compared to the 2003 effective tax rate of 25%. The increase in the 2004 first quarter rate is primarily due to consolidating Batu Hijau as described above. The effective tax rate in 2004 is different from the United States statutory rate of 35% primarily due to (i) a lower valuation allowance required on deferred tax assets attributable to U.S. foreign tax credits and (ii) U.S. percentage depletion, both attributable to higher gold and copper prices. These decreases were partially offset by accruals related to tax contingencies. The effective tax rate in 2003 is different from the statutory tax rate of 35% primarily due to the benefit of percentage depletion and the impact of foreign tax rate differentials pertaining to the Company’s Australian and Canadian subsidiaries. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004. Newmont expects the tax rate to be approximately 25%-30% assuming a gold price of $400 per ounce.

Minority interest in income of subsidiaries was $79.1 million and $37.8 million for the first quarters of 2004 and 2003, respectively. The year-to-year increase was primarily a result of increased earnings at Yanacocha, where Newmont has a 51.35% interest, due to higher gold prices and increased gold sales, partially offset by higher total cash costs per ounce (see Results of Operations, South American Operations) and to the consolidation of Batu Hijau, where Newmont currently has a 56.25% interest (see Consolidation of Batu Hijau, above).

Equity loss and impairment of Australian Magnesium Corporation was $11.7 million for the first quarter of 2003. Newmont recorded a write-down of its investment in AMC of approximately $11.0 million in the first quarter of 2003 for an other-than-temporary decline in value of the AMC investment, as well as its proportionate share of AMC’s first quarter losses of $0.7 million. During December 2003, Newmont sold its interest in AMC. See Investing Activities, Other Investing Activities, below for more information.

Equity income of affiliates was $1.5 million and $8.5 million for the three months ended March 31, 2004 and 2003, respectively. The following table indicates income by affiliate:

	Three Months Ended March 31,
	2004	2003
	(unaudited, in thousands)
Batu Hijau	$—	$7,353
TVX Newmont Americas and other	—	810
European Gold Refineries	903	––
AGR Matthey Joint Venture	601	375

Total	$1,504	$8,538

Newmont recorded charges for the Cumulative effect of a change in accounting principle, net of tax of $47.1 million and $34.5 million for the first quarters of 2004 and 2003, respectively. During the first quarter of 2004, the Company recorded a charge upon consolidating the Batu Hijau mine to conform Batu Hijau’s accounting policies to Newmont’s accounting policies (see Note 2 to the Consolidated Financial Statements). The 2003 charge reflects the effects of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003, which changed the method of accounting for the Company’s estimated mine reclamation and abandonment costs.

Results of Operations

Gold Sales and Total Cash Costs

	Three Months Ended March 31,
	2004	2003	2004	2003
	Equity Ounces		Total Cash Costs
	(unaudited, in thousands, except total cash costs per ounce)
North America:
Nevada	617.4	632.9	$287	$226
Golden Giant, Canada	52.7	65.2	245	249
Holloway, Canada	19.2	18.1	322	294
Mesquite, California	—	14.6	—	173
La Herradura, Mexico	17.3	16.6	128	128

Total/Weighted Average	706.6	747.4	281	226

South America:
Yanacocha, Peru	410.3	335.1	133	124
Kori Kollo, Bolivia	7.2	51.8	266	172

Total/Weighted Average	417.5	386.9	135	130

Australia:
Pajingo	75.2	74.0	194	113
Yandal	141.1	139.3	231	275
Tanami	183.1	105.5	256	257
Kalgoorlie	121.9	89.0	300	247

Total/Weighted Average	521.3	407.8	251	235

Other Operations:
Batu Hijau, Indonesia	56.4	—	179	—
Zarafshan-Newmont, Uzbekistan	55.9	60.1	148	142
Minahasa, Indonesia	26.2	31.7	307	236
Martha, New Zealand	22.6	19.6	251	219
Ovacik, Turkey	5.9	35.0	302	126

Total/Weighted Average	167.0	146.4	203	169

Equity Investments and Other:
Batu Hijau, Indonesia	—	54.3	N/A	N/A
Echo Bay	—	21.2	N/A	N/A
TVX Newmont Americas	—	14.5	N/A	N/A
Golden Grove	0.2	2.0	N/A	N/A

Newmont Total/Weighted Average	1,812.6	1,780.5	$231	$201

Disclosure of total cash costs per ounce is intended to provide investors with information about the cash generating capacities of Newmont’s mining operations. Newmont’s management uses this measure for the same purpose and for monitoring the performance of its gold mining operations. This information differs from measures of performance determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. This measure was developed in conjunction with gold mining companies associated with the Gold Institute, a non-profit industry group no longer in existence, in an effort to provide a level of comparability; however, Newmont’s measures may not be comparable to similarly titled measures of other companies.

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Proceeds from the sale of by-products are reflected as credits to total cash costs. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of gold mining properties, when taking into account the average realized price received for gold sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest. A reconciliation of total cash costs and total production costs to Costs applicable to sales in total and by segment is provided below. During the first quarter of 2004, Newmont utilized co-product accounting for copper and gold at Batu Hijau whereby production costs are allocated to each product in proportion to the sales revenues generated by each product.

Reconciliation of Costs applicable to sales to total cash costs per gold ounce (unaudited):

	Nevada		Mesquite (2)		La Herradura		Golden Giant
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$192.7	$145.5	$—	$2.6	$2.2	$2.2	$12.9	$16.7
Minority interest	—	—	—	—	—	—		—
Reclamation/accretion expense	(1.4)	(1.6)	—	(0.1)	—	—	(0.1)	(0.5)
Write-downs of inventories, stockpiles and ore on leach pads	—	(1.0)	—	—	—	—	—	—
Purchased ore and other(1)	(14.1)	—	—	—	—	—	0.1	—

Total cash cost for per ounce calculation	$177.2	$142.9	$—	$2.5	$2.2	$2.2	$12.9	$16.2
Equity ounces sold (000)	617.4	632.9	—	14.6	17.3	16.6	52.7	65.2
Equity cash cost per ounce sold	$287	$226	$—	$173	$128	$128	$245	$249

(1)	Includes Nevada’s purchase of ore related to the 75% non-equity ounce portion of the Turquoise Ridge joint venture.

(2)	Mesquite operations were sold in December 2003.

	Holloway		Total North America		Yanacocha		Kori Kollo
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$6.2	$5.4	$214.0	$172.4	$111.9	$85.5	$2.4	$10.6
Minority interest	—	—	—	—	(56.4)	(43.1)	(0.3)	(1.3)
Reclamation/accretion expense	—	(0.1)	(1.5)	(2.3)	(0.8)	(0.8)	(0.2)	(0.4)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	(1.0)	—	—	—	—
Purchased ore and other	—	—	(14.0)	—	(0.1)	—	—	—

Total cash cost for per ounce calculation	$6.2	$5.3	$198.5	$169.1	$54.6	$41.6	$1.9	$8.9
Equity ounces sold (000)	19.2	18.1	706.6	747.4	410.3	335.1	7.2	51.8
Equity cash cost per ounce sold	$322	$294	$281	$226	$133	$124	$266	$172

	Total South America		Pajingo		Yandal		Tanami
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$114.3	$96.1	$14.7	$8.4	$33.4	$39.7	$49.8	$31.6
Minority interest	(56.7)	(44.4)	—	—	—	—	—	(4.4)
Reclamation/accretion expense	(1.0)	(1.2)	(0.1)	—	(0.9)	(0.7)	(0.2)	0.1
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	—	(0.7)	(2.7)	—
Purchased ore and other	(0.1)	—	—	—	—	—	—	—

Total cash cost for per ounce calculation	$56.5	$50.5	$14.6	$8.4	$32.5	$38.3	$46.9	$27.3
Equity ounces sold (000)	417.5	386.9	75.2	74.0	141.1	139.3	183.1	105.5
Equity cash cost per ounce sold	$135	$130	$194	$113	$231	$275	$256	$257

	Kalgoorlie		Total Australia		Batu Hijau
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$37.0	$22.4	$134.9	$102.1	$13.5	$—
Minority interest	—	—		(4.4)	(6.1)	—
Reclamation/accretion expense	(0.4)	(0.5)	(1.6)	(1.1)	(0.1)	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(2.7)	(0.7)	—	—
Purchased ore and other	—	—	—	—	2.8	—

Total cash cost for per ounce calculation	$36.6	$21.9	$130.6	$95.9	$10.1	$—
Equity ounces sold (000)	121.9	89.0	521.3	407.8	56.4	—
Equity cash cost per ounce sold	$300	$247	$251	$235	$179	$—

	Zarafshan-Newmont		Minahasa		Martha
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$8.4	$8.6	$8.7	$9.4	$5.8	$6.1
Minority interest	—	—	—	—	—	(0.3)
Reclamation/accretion expense	(0.1)	(0.1)	(0.1)	—	(0.1)	(0.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	(1.3)	—	(1.4)
Purchased ore and other	—	—	(0.5)	(0.5)	—	—

Total cash cost for per ounce calculation	$8.3	$8.5	$8.1	$7.6	$5.7	$4.3
Equity ounces sold (000)	55.9	60.1	26.2	31.7	22.6	19.6
Equity cash cost per ounce sold	$148	$142	$307	$236	$251	$219

	Ovacik		Total Other International		Total Gold
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$1.9	$4.4	$38.3	$28.5	$501.5	$399.1
Minority interest	—	—	(6.1)	(0.3)	(62.8)	(49.1)
Reclamation/accretion expense	(0.1)	(0.1)	(0.5)	(0.3)	(4.6)	(4.9)
Write-downs of inventories, stock piles and ore on leach pads	—	—	—	(2.7)	(2.7)	(4.4)
Purchased ore and other	—	—	2.3	(0.5)	(11.8)	(0.5)

Total cash cost for per ounce calculation	$1.8	$4.3	$34.0	$24.7	$419.6	$340.2
Equity ounces sold (000)	5.9	35.0	167.0	146.4	1,812.4	1,688.5
Equity cash cost per ounce sold	$302	$126	$203	$169	$231	$201

Reconciliation of Costs applicable to sales to total cash costs per base metal pound (unaudited):

	Batu Hijau		Golden Grove
			2004				2003
For the Three Months Ended March 31,	2004	2003	Total		Copper	Zinc	Total		Copper	Zinc
	(in millions, except for per pound amounts)
Costs applicable to sales per financial statements	$63.8	$—		$9.1	$0.5	$8.6		$15.2	$9.0	$6.2
Minority interest	(29.2)	—		—	—	—		—	—	—
Reclamation/accretion expense	(0.5)	—		(0.1)	—	(0.1)		(0.1)	—	(0.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	—		—	—	—		(3.2)	(1.4)	(1.8)
Purchased ore and other	14.3	—		9.1	0.5	8.6		7.2	3.6	3.6

Total cash cost for per pound calculation	$48.4	$—		$18.1	$1.0	$17.1		$19.1	$11.2	$7.9
Equity pounds sold	73.8	—		N/A	2.3	45.4		N/A	21.3	24.9
Equity cash cost per pound sold	$0.66	$—	$	N/A	$0.46	$0.38	$	N/A	$0.53	$0.31

Reconciliation of Costs applicable to sales to consolidated total production costs per gold ounce and per copper pound (unaudited):

	Gold		Copper
For the Three Months Ended March 31,	2004	2003	2004	2003
	(in millions, except for per ounce and per pound amounts)
Costs applicable to sales per financial statements	$501.5	$399.1	$64.3	$9.0
Minority interest	(62.8)	(49.1)	(29.2)	—
Reclamation/accretion expense	(4.6)	(4.9)	(0.5)	—
Write-downs of inventories, stock piles and ore on leach pads	(2.7)	(4.4)	—	(1.4)
Purchased ore and other	(11.8)	(0.5)	14.8	3.6

Total cash cost for per ounce calculation	$419.6	$340.2	$49.4	$11.2
Reclamation/accretion expense	4.0	4.9	0.5	—
DDA	145.7	114.6	21.4	3.0
Minority interest	(27.3)	(17.7)	(9.2)	—

Total production costs for per ounce/pound calculations	$542.0	$442.0	$62.1	$14.2
Equity ounces sold (000)	1,812.4	1,688.5	N/A	N/A
Equity pounds sold (000) (1)	N/A	N/A	76,084	21,289
Equity cash cost per ounce/pound sold	$231	$201	$0.65	$0.53
Equity total production cost per ounce/pound sold	$299	$261	$0.82	$0.67

(1)	Includes only Golden Grove in 2003.

During the first quarter of 2003, Batu Hijau accounted for sales of gold as a by-product credit in copper production costs. The following table reflects the pro forma impacts on revenues and production costs had Batu Hijau applied co-product accounting for copper and gold during the first quarter of 2003 (unaudited):

		Co-Product Method
For the Three Months Ended March 31, 2003	By-Product Method	Copper	Gold	Total
	(in thousands, except per ounce amounts)
Revenue	$53,063	$53,063	$18,209	$71,272
Cash production costs	$40,337	$30,032	$10,305	$40,337
By-product credits	(18,907)	(520)	(178)	(698)

Total Cash Cost	21,430	29,512	10,127	39,639
Noncash costs	15,232	11,341	3,891	15,232

Total Production Costs	$36,662	$40,853	$14,018	$54,871

Pounds of copper sold (000)	69,848
Ounces of gold sold (000)	54.3
Cash cost per pound/ounce	$0.31	$0.42	$186
Noncash cost per pound/ounce	0.21	0.16	72

Total costs per pound/ounce	$0.52	$0.58	$258

North American Operations

Nevada’s gold sales during the first quarter of 2004 decreased 2% to 617,400 equity ounces compared to sales of 632,900 equity ounces during the first quarter of 2003. Total cash costs for Nevada increased 27% to $287 per equity ounce in the first quarter of 2004 from $226 per equity ounce in the first quarter of 2003. The 15,500 ounce decline in gold sales during the first quarter 2004 compared to the first quarter of 2003 is primarily attributable to a 16% decline in ore grade and unscheduled down time at Mill 6, partially offset by the start up of Mill 5 which was shut down during the first quarter of 2003. The increase of $61 in total cash costs per equity ounce is primarily attributable to higher processing costs from unscheduled repairs and maintenance and to higher fuel costs. Total cash costs per equity ounce were also negatively impacted by higher labor costs due to a one-time signing bonus related to a collective bargaining agreement with certain employees and from higher contract service costs due to contracted ore haulage for the North/South haul road at Carlin and increased tonnage hauled to Twin Creeks. Production and unit costs were also adversely impacted by weather conditions in Eastern Nevada in January and February, which caused a shortfall in open pit ore mined at the Carlin and Pete pits, and resulted in the processing of lower-grade stockpiles during the quarter to make up for the shortfall. Nevada’s silver by-product credits totaled $4.7 million and $3.4 million during the first quarters of 2004 and 2003, respectively. Although the amount of Nevada’s silver by-product credits is expected to vary from one period to another, such variations are not expected to be material to the economics of Nevada’s operations. Newmont’s current forecast is that the Nevada Operations will sell approximately 2.6 million ounces of gold for the full year of 2004.

In Nevada, non-governmental organizations have brought a series of actions, as described in more detail in Note 22 to the Consolidated Financial Statements. While Newmont believes that the legal actions are without merit, unfavorable outcomes could result in additional conditions being imposed on how the Company conducts operations, and such conditions could have a material adverse effect on Nevada’s results of operations or financial position.

Gold sales at the Mesquite heap leach mine in southern California were 14,600 ounces during the first quarter of 2003 at cash costs of $173 per ounce. Newmont sold Mesquite in December 2003.

At La Herradura in Mexico, Newmont’s share of gold sales increased 4% to 17,300 equity ounces during the first quarter of 2004 compared to 16,600 equity ounces during the first quarter of 2003. Total cash costs remained steady at $128 per equity ounce for the first quarters of 2004 and 2003. Gold sales for the full year of 2004 are expected to total approximately 70,000 equity ounces.

Gold sales at the Golden Giant mine in Canada decreased 19% to 52,700 ounces during the first quarter of 2004 compared to 65,200 ounces during the first quarter of 2003. Total cash costs decreased slightly to $245 per equity ounce in the first quarter of 2004 from $249 per equity ounce in the first quarter of 2003, as lower operating costs were partially offset by appreciation of the Canadian dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below). The 12,500-ounce decline during 2004 compared to 2003 is primarily due to a 33% decrease in mill throughput due to reduced mining faces in stope sequencing at this maturing mine, partially offset by a 7% increase in mill feed ore grade. Gold sales for the full year of 2004 are expected to total approximately 155,000 ounces.

At the Holloway mine in Canada, gold sales for the first quarter of 2004 were 6% higher at 19,200 equity ounces, compared to 18,100 equity ounces during the first quarter of 2003. Total cash costs at Holloway increased to $322 per equity ounce in the first quarter of 2004 from $294 per equity ounce in the first quarter of 2003, primarily from appreciation of the Canadian dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below). The increase in sales during 2004 is due primarily to a 14% increase in ore grade. Holloway is expected to sell approximately 85,000 equity ounces for the full 2004 year.

South American Operations

Gold sales at Minera Yanacocha S.R.L. (“Yanacocha”) increased 22% in 2004 to 799,000 ounces (410,300 equity ounces) compared to 652,600 ounces (335,100 equity ounces) in 2003. Total cash costs per equity ounce increased 7% to $133 in the first quarter of 2004 from $124 per equity ounce in the first quarter of 2003. The increase in sales during the first quarter of 2004 compared to the first quarter of 2003 is primarily attributable to recovery of gold from precipitate inventory that did not occur in the first quarter of 2003 and a draw-down of contained gold from leach pads at Carachugo, partially offset by a 23% lower grade ore and 15% fewer tons placed on the leach pads. Total cash costs per equity ounce during the first quarter of 2004 increased in comparison to the first quarter of 2003 primarily reflecting fewer tons mined during the quarter compared to the first quarter of 2003. By-product credits for the first quarter of 2004 and 2003 were $6.3 million and $2.7 million, respectively. Gold sales for the full 2004 year at Yanacocha are expected to be approximately 3.1 million ounces (1.6 million equity ounces).

On December 9, 2003, the Workers’ Union of Yanacocha was created and registered before the Peruvian Labor Ministry. Currently, the union has 400 members, out of a total of approximately 2,000 Yanacocha employees. The union has submitted a list of petitions in order to initiate negotiations regarding a collective bargaining agreement. The terms of any collective bargaining agreement will apply only to union members, given that the union represents less than a majority of Yanacocha’s employees.

In January 2004, the International Finance Corporation (“IFC”) notified the Company of its intention to sell a portion of its 5 percent interest in Yanacocha at a specified price. The IFC offer is subject to the preemptive rights of the Company and of Compania de Minas Buenaventura, S.A.A., which are set forth in the bylaws of Yanacocha. The Company has reviewed the IFC offer and has elected not to exercise its preemptive rights in this instance.

Gold ounces sold at Kori Kollo in Bolivia during the first quarter of 2004 decreased 86% to 7,200 equity ounces compared to 51,800 equity ounces during the first quarter of 2003. Total cash costs per equity ounce increased 55% to $266 in the first quarter of 2004 compared to $172 in the first quarter of 2003. Mining was completed and the mill was closed in October 2003. Production will continue until residual leaching is completed in 2005. Kori Kollo is evaluating processing oxide ores on leach pads from the Llallagua pit. A modest leach pad expansion at the existing facility would be required to accommodate the additional ore. Kori Kollo is also evaluating the possible development of the Kori Chaca pit, which would require building a new leach pad. These projects have the potential to produce 100,000 ounces per year from 2005 to 2007. Gold sales for the full 2004 year are expected to total approximately 20,000 equity ounces at Kori Kollo.

Australian Operations

At the Pajingo mine in north Queensland, gold sales increased moderately to 75,200 ounces during the first quarter of 2004 from 74,000 equity ounces during the first quarter of 2003. Total cash costs per equity ounce increased 72% to $194 during the first quarter of 2004 from $113 per equity ounce during the first quarter of 2003. Gold sales were impacted during the first quarter of 2004 by a 4% decrease in mill throughput and a 13% decrease in ore grade, offset by a draw-down of inventories. Total cash costs per equity ounce at Pajingo increased by $81 during the first quarter of 2004 compared to the first quarter of 2003 primarily due to the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates below) and higher mining costs. Gold sales at Pajingo for the full 2004 year are expected to be approximately 260,000 ounces.

At the 50%-owned Kalgoorlie operations in Western Australia, gold sales increased 37% to 121,900 equity ounces during the first quarter of 2004 compared to 89,000 equity ounces during the first quarter of 2003. Total cash costs per equity ounce increased 21% to $300 during the first quarter of 2004, compared to $247 per equity ounce during the first quarter of 2003. The 32,900-ounce increase in gold sales for the first quarter of 2004 was primarily due to a draw-down of inventories, a 2% higher mill recovery rate from various productivity improvement projects and 9% higher grade ore. Total cash costs per equity ounce increased by $53 during the first quarter of 2004, compared to the first quarter of 2003, primarily due to the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below) and higher mining costs reflecting increased activity at Mt. Charlotte and higher tons mined at the Fimiston open pits. The first quarter of 2004 also experienced higher processing costs due to increased maintenance costs associated with a SAG bearing failure in January 2004 and progressive concurrent reclamation expenditures associated with the re-vegetation of the tailings storage facility. Gold sales for the full 2004 year are expected to be approximately 440,000 equity ounces at Kalgoorlie.

At the Yandal operations in Western Australia, gold sales increased moderately to 141,100 ounces during the first quarter of 2004, compared to 139,300 ounces during first quarter of 2003 and total cash costs decreased 16% to $231 per ounce during the first quarter of 2004 from $275 per ounce during the first quarter of 2003. Newmont sold Wiluna in December 2003 (see additional information in Management’s Discussion and Analysis of Results of Operations and Financial Condition, Investing Activities in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004). Mining at Bronzewing ended during the first quarter of 2004 and milling of stockpiled ore continued until the end of the quarter. The slight increase in Yandal gold sales primarily reflects 26% higher grade at Jundee from Westside underground ore, partially offset by the impact of the Wiluna divestiture and lower availability of ore at the mill at Bronzewing following the closure of the mine. Total cash costs per ounce declined in the first quarter of 2004, compared to the first quarter of 2003, primarily due to lower mining costs reflecting reduced stripping and lower milling costs from the divestiture of Wiluna and a reduced operating schedule at Bronzewing, partially offset by the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below). Total Yandal gold sales for the full 2004 year are expected to be approximately 365,000 ounces.

In April 2003, the Company increased its interest in the Tanami operations to 100% from approximately 85.9% through the acquisition of the minority shareholder interests. Equity gold sales from the Tanami operations increased 74% to 183,100 ounces during the first quarter of 2004, compared to 105,500 equity ounces during the first quarter of 2003. Total cash costs per equity ounce remained stable at $256 during the first quarter of 2004 compared to $257 per equity ounce during the first quarter of 2003. The increase in costs resulting from the appreciation of the Australian dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below) was offset by decreases in costs from increased sales volumes and lower deferred stripping amortization. Gold sales increased 77,600 ounces during the first quarter of 2004, compared to the first quarter of 2003, primarily due to a full quarter of 100% ownership of Tanami in 2004, 24% higher grade ore and a draw-down of inventories. Gold sales for the full 2004 year at Tanami are expected to be approximately 660,000 ounces.

Other Mining Operations

Gold Operations

Gold sales at the Zarafshan-Newmont Joint Venture in the Central Asian Republic of Uzbekistan decreased 7% to 55,900 equity ounces during the first quarter of 2004, compared to 60,100 equity ounces during the first quarter of 2003. Total cash costs per equity ounce increased 4% to $148 during the first quarter of 2004 compared to $142 per equity ounce during the first quarter of 2003. The 4,200-ounce decrease in gold sales during the first quarter of 2004, compared to the first quarter of 2003, is primarily due to timing of gold shipments, partially offset by a 7% increase in ore grade. Total cash costs per equity ounce increased in 2004 primarily due to lower gold ounces sold. Newmont’s share of gold sales at Zarafshan-Newmont is expected to total approximately 190,000 equity ounces for the full 2004 year.

Minahasa’s gold sales decreased 17% to 26,200 equity ounces during the first quarter of 2004 from 31,700 equity ounces during the first quarter of 2003, primarily reflecting 10% lower mill throughput and 15% lower grade ore. Total cash costs per equity ounce increased 30% to $307 in the first quarter of 2004, compared to $236 per equity ounce in the first quarter of 2003, primarily due to the lower production and sales volumes. Mining activities ceased late in 2001; however, it is expected that processing of the remaining stockpiles will continue until the third quarter of 2004. Sales for the full 2004 year are expected to be approximately 50,000 equity ounces.

In 2003, Newmont increased its ownership in Martha to 100% (see Investing Activities in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004). Gold sales at the Martha mine in New Zealand increased 15% to 22,600 equity ounces during the first quarter of 2004 compared to 19,600 equity ounces during the first quarter of 2003. Total cash costs per equity ounce increased 15% to $251 during the first quarter of 2004, compared to $219 per equity ounce during the first quarter of 2003. The 3,000-ounce increase in gold sales during the first quarter of 2004 is primarily due to a full quarter of full ownership of Martha, a 26% increase in mill throughput, a draw-down of inventories during the first quarter of 2004, compared to a build up during the first quarter of 2003, partially offset by 31% decrease in ore grade. Total cash costs per ounce increased $32 during the first quarter of 2004 primarily due to the appreciation of the New Zealand dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below) and the draw-down of higher cost inventories, partially offset by lower mining costs due to a shortfall in material excavated and lower processing costs reflecting a one-time credit recovered from a supplier related to faulty SAG mill liners. The first quarter of 2003 experienced higher mining costs due to the costs associated with East Wall remediation work and higher mill maintenance costs from a longer-than-planned mill shutdown. Martha is expected to sell approximately 120,000 ounces of gold during the full 2004 year.

Gold sales at the Ovacik mine in western Turkey decreased 83% to 5,900 ounces during the first quarter of 2004 from 35,000 ounces during the first quarter of 2003. Total cash costs per ounce increased 140% to $302 during the first quarter of 2004, compared to $126 per ounce during the first quarter of 2003. The 29,100-ounce decrease in gold sales during the first quarter of 2004 is primarily due to new Turkish legislation making the value added tax that is imposed on the production of the gold doré not reimbursable for doré that is exported from Turkey (see below). Ovacik has inventoried approximately 30,000 ounces of gold in doré form, while this issue is addressed. The increase in total cash costs per ounce of $176 is primarily due to the build up of precious metals inventory and a 20% decline in production from 9% lower mill throughput and 12% lower-grade ore. Gold sales at Ovacik for the full 2004 year are expected to total approximately 160,000 ounces.

The Ovacik mine in Turkey has a long history of legal challenges to the operation of the mine and, in particular, to its use of cyanide in gold production including challenges in the Turkish courts and a separate, but related action in the European Court of Human Rights. For additional information, see Note 22 to the Consolidated Financial Statements. As a result of these legal challenges, the Turkish courts or the European Court of Human Rights could grant relief that could lead to the closure of the mine or the interruption of mining activities. Any such closure or interruption would adversely impact the operations of the Ovacik mine, and could result in the impairment of the carrying value of the assets associated with the Ovacik mine. Newmont is currently evaluating the mine plan at Ovacik relative to certain uncertainties that exist at the operation, including land access and the operating costs of underground operations.

Effective January 2, 2004, the Turkish government enacted several legislative amendments that could impact Ovacik’s right to receive future refunds of value-added tax assessed on production materials. The impact of these legislative amendments could decrease the projected economic return from the operation both through increased operating and capital costs and reduced reserves. Efforts are underway to assess the impact of these amendments on Ovacik’s operations, and to clarify or modify the amendments. Depending on how these uncertainties are resolved, it is reasonably possible that the Company could recognize a charge for impairment of some or all of the long-lived assets at Ovacik during 2004. The carrying value of long-lived assets and proven and probable reserves of the Ovacik mine at March 31, 2004 were approximately $55.1 million and 170,000 ounces, respectively, and the total revenue generated by the Ovacik mine during the first quarter of 2004 was approximately $2.5 million.

On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd.(“Echo Bay”) and TVX Gold Inc. were combined (see Other Investing Activities). Under the terms of the combination, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay. Newmont recorded a gain of approximately $84.3 million on the exchange of its Echo Bay interests. During the first quarter of 2003, Newmont’s share of Echo Bay gold sales was 21,200 equity ounces. Additionally, on January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas to TVX Gold Inc. for $180 million (approximately $9 million was held in escrow until the second quarter of 2003). Newmont’s share of TVX Newmont America’s gold sales during the first quarter of 2003 was 14,500 equity ounces.

Base Metal Operations

During the first quarter of 2003, Newmont accounted for its 56.25% economic interest (a 45% ownership interest) in Batu Hijau under the equity method of accounting. However, upon adoption of FIN 46R, Newmont consolidated the operations of Batu Hijau as of January 1, 2004 (see Consolidation of Batu Hijau, above). Copper sales at Batu Hijau increased 6% to 73.8 million equity pounds (pounds attributable to Newmont’s economic interest) during the first quarter of 2004, compared to 69.8 million equity pounds during the first quarter of 2003, and gold sales at Batu Hijau increased to 56,400 equity ounces during the first quarter of 2004 from 54,300 equity ounces during the first quarter of 2003. During the first quarter of 2004, Newmont utilized co-product accounting for copper and gold whereby production costs are allocated in proportion to the sales revenues generated by each product. Total cash costs per equity pound of copper were $0.66 during the first quarter of 2004. During the first quarter of 2003, Batu Hijau accounted for sales of gold as a by-product credit in copper production costs. Had Batu Hijau applied co-product accounting for copper and gold during the first quarter of 2003, the total cash costs per equity pound of copper would have been $0.42. Total cash costs were $179 per equity ounce of gold during the first quarter of 2004. Had Batu Hijau accounted for gold as a co-product during the first quarter of 2003, total cash costs per equity ounce of gold would have been $186.

The increase in copper sales of 4.0 million equity pounds is primarily attributable to a draw-down of inventories and higher mill throughput, partially offset by a lower recovery rate and lower grade ore. The increase of $0.24 in total cash costs per equity pound of copper reflects higher mining costs, including the maintenance of an additional eight haul trucks, and higher processing costs resulting from increased grinding activities. In addition, under co-product accounting, copper was allocated a higher percentage of total costs during the first quarter of 2004, compared to the first quarter of 2003, as the average copper price increased more significantly than did the average gold price. The decrease of $7 in total cash costs per equity ounce of gold is primarily attributable to the higher allocation of costs to copper as described above. Sales for the full 2004 year are expected to total approximately 370 million equity pounds of copper and 360,000 equity ounces of gold.

At the Golden Grove copper/zinc operation in Western Australia, copper sales decreased 89% to 2.3 million pounds during the first quarter of 2004 from 21.3 million pounds during the first quarter of 2003, primarily due to mine plan sequencing that delivered more zinc ore during the quarter. Total cash costs decreased 13% to $0.46 per equity pound of copper for the first quarter of 2004 compared to $0.53 per equity pound for the first quarter of 2003. Zinc sales increased 82% to 45.4 million pounds during the first quarter of 2004 from 24.9 million pounds during the first quarter of 2003. Total cash costs increased 23% to $0.38 per equity pound of zinc for the first quarter of 2004 compared to $0.31 per equity pound for the first quarter of 2003, primarily reflecting lower by-product credits and the appreciation of the Australian dollar against the U.S. dollar (see Foreign Currency Exchange Rates below). Copper and zinc sales at Golden Grove are expected to total approximately 50 million pounds and 150 million pounds, respectively, for the full 2004 year.

Merchant Banking

During the first quarter of 2003, Merchant Banking completed the exchange of shares of Echo Bay for shares of Kinross Gold Corporation and the sale of Newmont’s 49.9% interest in TVX Newmont Americas joint venture for cash proceeds of $180 million. Newmont recognized a pre-tax gain of $84.3 million on the transactions in Gain on investments, net during the first quarter of 2003.

Merchant Banking successfully completed several small transactions during the first quarter of 2004. Merchant Banking will continue to consider making investments in or disposition of securities in its equity portfolio, to provide in-house investment banking advice to Newmont on managing its portfolio of assets and to expand the downstream gold refining business as opportunities arise.

The Merchant Banking Segment earned $13.2 million of royalty revenue in the first quarter of 2004, which approximated the $14.5 million of royalty revenue earned in the first quarter of 2003.

Exploration

Exploration, research and development expenditures were $36.7 million and $21.5 million for the three months ended March 31, 2004 and 2003, respectively. Of these amounts, $20.7 million and $14.1 million related to exploration activities managed by the Exploration Segment for the three months ended March 31, 2004 and 2003, respectively, with the balance relating primarily to research and advanced project development activities not managed by Newmont’s Exploration Segment. Exploration expenditures in 2004 reflect higher funding of exploration activities by Newmont in response to higher prevailing gold prices. Newmont anticipates it will spend between approximately $160 million and $170 million on exploration activities in 2004 and has established the replacement of depleted reserves with additions to proven and probable reserves as the Exploration Segment’s objective for the year.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia, Turkey and other foreign locations. The Company’s foreign operations sell their gold production based on U.S. dollar gold prices.

Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Such fluctuations have not had a material impact on the Company’s revenue since gold is sold throughout the world principally in U.S. dollars. Approximately 41% and 39%, of Newmont’s total cash costs were paid in local currencies during the three months ended March 31, 2004 and 2003, respectively. The Company’s total cash costs are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations in the Company’s Consolidated Financial Statements. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future. The following tables demonstrate the impacts of variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 and three months ended March 31, 2003 compared to the three months ended March 31, 2002:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars
	(unaudited)
North America:
La Herradura	(2)%	$(22)	$(1)	(19)%	$(168)	$(9)
Golden Giant	13%	$1,539	$29	5%	$819	$15
Holloway	13%	$745	$39	5%	$252	$17
South America:
Minera Yanacocha	1%	$61	$—	(1)%	$(78)	$—
Kori Kollo	(4)%	$(42)	$(6)	(9)%	$(379)	$(8)
Australia:
Pajingo	22%	$1,446	$19	13%	$888	$9
Kalgoorlie	22%	$7,644	$63	13%	$3,235	$31
Yandal	22%	$6,918	$49	13%	$3,811	$27
Tanami	22%	$9,307	$51	13%	$3,433	$21
Other International:
Batu Hijau	4%	$86	$2	13%	$360	$7
Zarafshan-Newmont	(2)%	$(58)	$(1)	(40)%	$(410)	$(7)
Minahasa	4%	$102	$4	13%	$32	$1
Martha	22%	$1,491	$66	13%	$766	$29
Ovacik	19%	$569	$96	(22)%	$(420)	$(8)

In addition, the Company’s total cash costs at Golden Grove varied due to changes in the local currency exchange rates in relation to the U.S. dollar as follows (unaudited):

Period	Foreign Currency	Percentage change in average local currency exchange rate; appreciation	Increase to total cash costs in U.S. dollars (000)
Three months ended March 31, 2004	Australian Dollar	22%	$3,575
Three months ended March 31, 2003	Australian Dollar	13%	$1,265

In addition, the Company’s copper cash costs at Batu Hijau varied due to changes in the local currency exchange rates in relation to the U.S. dollar as follows (unaudited):

Period	Foreign Currency	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase to total cash costs in U.S. dollars (000)
Three months ended March 31, 2004	Indonesian Rupiah	4%	$747
Three months ended March 31, 2003	Indonesian Rupiah	13%	$1,048

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

Liquidity and Capital Resources

For the first quarter of 2004, Net cash provided by operating activities was $328.2 million, compared to $136.0 million for the first quarter of 2003. Net cash provided by operating activities was significantly impacted by the following key factors:

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Equity gold sales (000 ounces)	1,813	1,781
Average price received per ounce of gold	$413	$351
Newmont weighted-average total cash costs per equity ounce	$231	$201
Equity copper sales (000 pounds)	76,084	91,137
Average price received per pound of copper	$1.50	$0.84
Newmont weighted-average total cash costs per equity pound of copper(1)	$0.65	$0.53
Exploration, research and development (in millions)	$36.7	$21.5
General and administrative expense	$27.2	$26.4

(1)	Total cash costs per pound of copper for the quarter ended March 31, 2003 include Golden Gove only. For the quarter ended March 31, 2004, these measures include Golden Grove and Batu Hijau. For a reconciliation of total cash costs per equity pound of copper under the by-product method of accounting to the co-product method of accounting for Batu Hijau for the quarter ended March 31, 2003, refer to Results of Operations, above.

Changes in operating assets and liabilities reduced operating cash flows during the first quarters of 2004 and 2003 by $47.6 and $10.2 million, respectively. During the first quarter of 2004 receivables increased by $58.6 million, primarily as a result of an increase in trade receivables related to the timing of concentrate shipments and mark-to-market adjustments on provisional sales of copper at Batu Hijau as a result of the significant copper price increase from January 1, 2004 through March 31, 2004, partially offset by a reduction of $23.4 million of production inventories. The decrease in operating cash flows in the first quarter of 2003 related to operating assets and liabilities primarily reflects $32.8 million used for early settlement of effective derivative instruments related to the Australian gold hedge books and the build up of inventory balances, partially offset by higher current liability balances.

Net cash (used in) provided by investing activities was $(74.8) million during the first quarter of 2004 compared to $31.4 million during the first quarter of 2003. Additions to property, plant and mine development were $167.9 million for the first quarter of 2004, compared to $81.3 million for the first quarter of 2003. See Additions to Property, Plant and Mine Development below for more information on capital expenditures. Also impacting cash flows from investing activities for the first quarter of 2004 is the consolidation of Batu Hijau, effective January 1, 2004, which resulted in the recording of approximately $82.2 million of Batu Hijau’s cash balances. In 2003, the Company engaged in significant acquisition and disposition activities related to investments acquired as part of the acquisitions of Normandy and Franco-Nevada. The first quarter of 2003 included $170.6 million of proceeds from the sale of TVX Newmont Americas, partially offset by a $56.2 million equity contribution to AMC.

Net cash used in financing activities was $16.9 million and $197.9 million during the first quarter of 2004 and 2003, respectively. Financing activity during the first quarter of 2004 primarily consisted of $22.3 million of scheduled maturities of long-term debt, $22.1 million to pay dividends, offset by $19.0 million of proceeds from the issuance of stock. During the first quarter of 2003, cash was primarily used to repay debt of $182.8 million and to pay dividends of $16.1 million.

Newmont’s contractual obligations at March 31, 2004 are summarized as follows:

	Payments Due by Period
Contractual Obligations(6)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(unaudited, in millions)
Long-term debt (1)	$1,978.8	$510.9	$470.0	$427.0	$570.9
Capital lease obligations (1)	387.2	18.9	70.6	72.9	224.8
Remediation and reclamation obligations (2)	647.5	66.5	111.6	85.3	384.1
Other long-term liabilities (3)	169.4	43.7	36.6	47.0	42.1
Operating leases	19.4	6.6	3.6	3.5	5.7
Minimum royalty payments	183.7	38.0	61.1	41.0	43.6
Purchase obligations (4)	209.3	95.2	58.2	35.2	20.7
Other (5)	282.8	124.8	114.2	43.7	0.1

Total	$3,878.1	$904.6	$925.9	$755.6	$1,292.0

(1)	Amounts represent principal and estimated interest payments assuming no early extinguishment.

(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The undiscounted cash outflows of these estimated remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities see Note 13 to the Consolidated Financial Statements.

(3)	Contractual obligations for Other long-term liabilities include employee related liabilities such as severance and accrued benefit costs related to the Company’s retirement plans. Pension plan funding beyond 2004 cannot be reasonably estimated given variable market conditions and actuarial assumptions. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions (see Note 14 to the Consolidated Financial Statements).

(4)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(5)	Other contractual obligations that are not reflected in the Company’s Consolidated Financial Statements include labor and service contracts.

(6)	Contractual obligations include only those obligations that in total are greater than $1 million.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases as disclosed in the above table; the guarantee of the QMC debt (see Investing Activities, below); and $201.4 million of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004). Newmont also provides a contingent support line of credit to PTNNT of which Newmont’s pro-rata share is $36.6 million (see Note12 to the Consolidated Financial Statements). Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (thousands of metric tons): 910 in 2004; 890 in 2005; 670 in 2006; 650 in 2007; 625 in 2008; 625 in 2009; and 2,725 thereafter. For information regarding these agreements, see Item 3, Provisional Sales, below.

Future Cash Flows

The Company expects to use cash for capital expenditures (see Investing Activities, below), to fund the Exploration and Merchant Banking Segments (see Results of Operations, above), to service debt and to pay dividends. Newmont believes it will be able to fund all existing obligations from Net cash provided by operating activities. Subject to any significant adverse changes in the Company’s long-term view of gold prices, the Company has both the ability and intention to fund from Net cash provided by operating activities, the exploration expenditures and Merchant Banking investments that were assumed in the valuations performed to allocate goodwill to the Exploration and Merchant Banking Segments as part of the purchase accounting for the acquisitions of Normandy and Franco-Nevada and to perform impairment testing of such goodwill. For more information on these assumptions, see Critical Accounting Policies, above. The Company believes it will be able to raise capital as needed in the future as opportunities for expansion arise.

Newmont’s cash flows are expected to be impacted by variations in the spot price of gold, copper and other metals and by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian dollar. For information concerning the sensitivity of the Company’s cash costs to changes in foreign currency exchange rates, see Results of Operations, Foreign Currency Exchange Rates, above.

Future results and cash flows could also be impacted by the ultimate sale of various marketable securities, specifically the Kinross shares. Newmont recorded a loss in Accumulated other comprehensive income for the change in market value of the investment in Kinross of $12.6 million as of March 31, 2004. As the value of Kinross shares have historically been strongly correlated to the price of gold, Newmont considers the unrealized loss to be temporary, but will continue to evaluate the need to recognize a loss for an other-than-temporary decline in the value of the investment.

Investing Activities

Additions to property, plant and mine development

	Three months ended March 31,
	2004	2003
	(unaudited, in millions)
North America:
Nevada	$30.0	$20.4
La Herradura, Mexico	—	—
Golden Giant, Canada	0.6	0.1
Holloway, Canada	1.6	0.3

Total North America	32.2	20.8

South America:
Yanacocha, Peru	44.5	35.4
Kori Kollo, Bolivia	0.2	0.5

Total South America	44.7	35.9

Australia:
Pajingo	1.6	1.6
Kalgoorlie	22.6	1.7
Yandal	4.2	4.1
Tanami	5.4	4.3
Other	0.9	—

Total Australia	34.7	11.7

Other Operations:
Batu Hijau	24.8	N/A
Zarafshan-Newmont, Uzbekistan	2.3	0.5
Martha, New Zealand	0.9	5.6
Akyem, Ghana	0.9	—
Ahafo (Yamfo-Sefai), Ghana	5.6	—
Ovacik, Turkey	2.1	0.7

Total Other Operations	36.6	6.8

Other:
Golden Grove	9.6	2.2
Corporate and Other	10.1	3.9

Total Other	19.7	6.1

Total Newmont	$167.9	$81.3

Capital expenditures for North American operations during the first three months of 2004 included $30.0 million related to activities in Nevada for the development of the Leeville and Phoenix projects, the Mill 5 expansion and other new project development. South American capital expenditures were primarily at Yanacocha for leach pad expansion at the La Quinua and Yanacocha pits, expansion of water treatment facilities and mine development at Cerro Negro and Carachugo. Australian capital expenditures were primarily for the purchase of mining equipment previously leased under an operating lease at Kalgoorlie of A$23.1 million (approximately $17.8 million) and mine development at the majority of the underground mines. Expenditures at other operations were $36.6 million and included the purchase of the mine equipment fleet at Batu Hijau ($24.8 million), phase IV leach pad expansion at Zarafshan ($2.3 million) and project development at Ahafo ($5.6 million). Other includes $9.6 million at Golden Grove primarily for equipment purchases and mine development. Expenditures for North American operations during the first three months of 2003 included $20.4 million related to activities in Nevada for the development of the Deep Post, Leeville and Midas underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($35.4 million) for mine and leach pad development and other ongoing expansion work. Australian capital expenditures of $11.7 million were primarily for mine development at the majority of the underground mines. Other projects include mine development at the Martha mine in New Zealand.

Newmont expects to spend approximately $750 million to $800 million on capital projects during the remainder of 2004, with approximately $150 million in North America, $120 million in Australia, $250 million in South America and approximately $250 million in other locations. The majority of budgeted expenditures are for mine development and replacement capital in Nevada and two expansion projects, the Phoenix and the Leeville projects, which are underway. Phoenix is expected to yield annual production between 400,000 and 450,000 ounces of gold and 18 to 20 million pounds of copper commencing in late 2005. Total capital expenditures for Phoenix are expected to be approximately $200 million. Leeville is located in Carlin’s North Area and will produce approximately 3.0 million ounces, with annual production of approximately 500,000 to 550,000 ounces commencing at the end of 2005. Total capital expenditures for Leeville are projected to be $181 million.

Other Investing Activities

Perama. Thracean Gold Mining S.A. (“TGM”), which owns the Perama project, is owned 80% by Newmont and 20% by S&B Industrial Minerals S.A. In November 2003, the shareholders of TGM entered into a standstill agreement with Frontier Pacific Mining Corporation (“FPMC”) to sell 100% of TGM. On April 5, 2004, Newmont, S&B Industrial Minerals S.A. and FPMC signed a Share Purchase Agreement and on the same day, FPMC closed on its financing and the funds for the purchase of the TGM shares have been placed in escrow pending approval by the Greek government of the share transfer. FPMC paid an initial non-refundable deposit of $1.0 million (Newmont’s share is $0.8 million), with an additional $11.0 million (Newmont’s share is $8.8 million) to be paid on closing. Additionally, contingent payments of $3.0 million (Newmont’s share is $2.4 million) are payable upon the start of commercial production, and Newmont will retain a 2.0% net smelter return royalty on production. Newmont also participated in the FPMC financing for CDN$2.1 million (approximately $1.6 million).

Martabe. Newmont acquired its 90% interest in P.T. Horas Nauli, which owns the Martabe project, as part of the Normandy acquisition. In March 2004, the Company signed an agreement to acquire the remaining 10% interest from P.T. Austindo Nusantara Jaya. An initial 5% interest will be acquired as soon as regulatory approval is obtained, and the remaining 5% interest is expected to be purchased on exercise of an option in one year. The purchase price for the 10% interest is $7.5 million.

Kinross Gold Corporation. On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and cash proceeds of $180 million for its interest in TVX Newmont Americas (approximately $9 million was placed in escrow until the second quarter of 2003). Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net in the Statements of Consolidated Income. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing 66% of its investment in Kinross for total cash proceeds of $224.6 million and recorded a net loss of $7.4 million. Newmont classified the remaining balance of its investment in Kinross as a short-term, available-for-sale marketable security at March 31, 2004 and December 31, 2003. At March 31, 2004 and December 31, 2003, the fair value of the Kinross investment was $106.2 million and $115.3 million, respectively. At March 31, 2004, Accumulated other comprehensive income included a loss of $12.6 million related to the change in market value of the investment in Kinross. As the value of Kinross shares have historically been strongly correlated to the price of gold, Newmont considers the unrealized loss to be temporary. Newmont will continue to evaluate the need to recognize a loss for an other-than-temporary decline in the value of the investment.

Australian Magnesium Corporation (“AMC”). As of January 1, 2003, Newmont held a 22.8% interest in Australian Magnesium Corporation (“AMC”). On January 3, 2003, Newmont contributed A$100 million (approximately $56.2 million) in equity to AMC that increased its ownership to 40.9%. During the first quarter of 2003, Newmont’s interest decreased to 27.8% as a result of AMC stock issuances to shareholders other than Newmont. As a result of this equity dilution of its interest in AMC, Newmont recorded an increase of $7.0 million to Additional paid-in capital. Newmont’s ownership decreased to 26.7% as a result of AMC stock issuances to shareholders other than Newmont during the remainder of 2003. During 2003, Newmont also recorded write downs of its investment in AMC as follows: (i) during the first quarter of 2003, a loss for an other-than-temporary decline in market value of $11.0 million as a result of certain announcements made by AMC and $0.7 million for its share of AMCs first quarter 2003 losses and (ii) during the second quarter of 2003, a loss of $107.8 million that reduced the carrying value of its investment in AMC to zero. During the fourth quarter of 2003, Newmont sold its entire interest in AMC for a nominal amount to Deutsche Bank AG and to Magtrust Pty Ltd, a company owned and controlled by the directors of AMC. Magtrust purchased approximately a 19.9% interest in AMC, with Deutsche Bank purchasing approximately 6.8% of AMC. As part of the sale agreement with Deutsche Bank, if Deutsche Bank sells its interest in AMC to a third party in the future, it must pay Newmont 90% of the sales proceeds. During the first quarter of 2004, Deutsche Bank sold approximately 50 million shares of AMC, which resulted in A$2.3 million (approximately $1.8 million) in proceeds payable to Newmont, which was recorded in Dividends, interest income, foreign currency exchange and other income.

Newmont is the guarantor of a A$71.0 million (approximately $53.5 million) amortizing loan facility of an AMC subsidiary, QMC Finance Pty Ltd (“QMC”), of which A$63.0 million (approximately $47.5 million) was outstanding as of March 31, 2004. The QMC loan facility, which is collateralized by the assets of AMC subsidiaries, which assets are used in the Queensland Magnesium joint venture, expires in November 2006. During the fourth quarter of 2003, Newmont recorded a $30.0 million charge in Loss on guarantee of QMC debt and established a corresponding reserve in Other current liabilities, for the expected loss associated with its guarantee of QMC’s debt. QMC is also a party to hedging contracts that have been guaranteed by Newmont. The contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of March 31, 2004, the fair value of these contracts was positive A$5.9 million (approximately $4.5 million). As disclosed in Note 2 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004, QMC is considered to be a special-purpose entity that is a variable interest entity. Further, Newmont’s guarantee of the QMC loan facility qualifies as a variable interest in QMC. However, Newmont has not consolidated QMC, as Newmont is not the primary beneficiary of QMC, as defined by FIN 46R.

Financing Activities

Scheduled minimum long-term debt repayments as of March 31, 2004 are $365.7 million for the remainder of 2004, $232.4 million in 2005, $173.3 million in 2006, $161.9 million in 2007, $234.2 million in 2008 and $740.3 million thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities. As discussed above under “Consolidation of Batu Hijau,” the Company consolidated Batu Hijau effective January 1, 2004. Approximately $739.8 million of the total scheduled minimum long-term debt repayments as of March 31, 2004 relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. Approximately $86.7 million of this facility is due during the remainder of 2004. Additionally, PTNNT shareholder loans of $108.8 million as of March 31, 2004 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Nemont. This amount is also classified as payable during the remainder of 2004.

The PTNNT project financing facility contains certain debt covenants, which include restrictions and limitations on other indebtedness, and also restricts payments from PTNNT. PTNNT is not able to incur any other indebtedness, other than the project financing facility debt, except for “Permitted Indebtedness”, which includes subordinated debt from NTP, its partners or affiliates, unsecured working capital debt with maturity not in excess of one year and not exceeding $35.0 million, and other indebtedness with aggregate principal not to exceed $5.0 million at any one time. “Restricted Payments” include dividends or return of capital and payment of principal and interest on subordinated loans to NTP, its partners or their affiliates. Restricted Payments can be made provided certain conditions, financial covenants and financial ratios are met, which are as follows: project financing facility reserve fully funded for next payment; no event of default; funding for 30 days operating costs in collateral accounts; and no event of political force majeure. There were no Restricted Payments made for the three months ended March 31, 2004, and PTNNT was in compliance with all debt covenants and restrictions as of March 31, 2004 and December 31, 2003.

The Company has three uncollateralized revolving credit facilities with a consortium of banks: a $200.0 million U.S. dollar denominated revolving credit facility with an initial term of 364 days, which may be extended annually to October 2006 (and with a current maturity date of October 6, 2004); a $400.0 million multi-currency revolving credit facility, which matures in October 2006 and provides for borrowing in U.S., Canadian and Australian dollars, and which also contains a letter of credit sub-facility; and a $150.0 million multi-currency revolving credit facility, which matures in 2005, and provides for borrowing in U.S. and Australian dollars. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at a rate per annum equal to either the LIBOR plus a margin ranging from 0.45% to 1.25% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus a margin ranging from 0% to 0.25%. Facility fees accrue at a rate per annum ranging from 0.10% to 0.40% of the commitment. At March 31, 2004, the fees were 0.15%, 0.175% and 0.30% of the commitment, for the $200.0 million, the $400.0 million and the $150.0 million facilities, respectively. There were no outstanding borrowings under the facilities as of March 31, 2004 and December 31, 2003. The Company is in compliance with all covenants under these facilities.

In January 2004, Newmont filed a new shelf registration statement on Form S-3 under which it can issue debt and equity securities from time-to-time having an aggregate offering price of $1.0 billion. Newmont also filed a shelf registration statement on Form S-4 under which it can issue, from time-to-time in connection with future acquisitions of businesses, properties or assets, common stock and common stock warrants having an aggregate offering price of $200 million. These registration statements were declared effective on February 4, 2004.

On February 4, 2004, the Board of Directors of the Company declared a regular quarterly dividend of $0.05 per share, payable March 24, 2004 to holders of record at the close of business on March 3, 2004. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared a regular quarterly dividend of CN$0.06664 per share on its exchangeable shares, payable on March 24, 2004 to holders of record at the close of business on March 3, 2004.

On March 15, 2004, the Company and Newmont Mining Corporation of Canada Limited announced an agreement, pursuant to which the outstanding exchangeable shares of Newmont Mining Corporation of Canada Limited will not be redeemed before February 16, 2014, except in certain specified circumstances. Prior to this agreement, the date on which the exchangeable shares could be redeemed was no earlier than February 16, 2009, except in specified circumstances.

On April 28, 2004, the Company’s Board of Directors declared the quarterly dividend of $0.075 per common share, a 50% increase over the quarterly dividend declared on February 4, 2004. In addition, Newmont Mining Corporation of Canada Limited declared an increased quarterly dividend of CN$0.10139 per share on its exchangeable shares. Both dividends are payable on June 23, 2004 to holders of record at the close of business on June 2, 2004.

During the first quarter of 2004, the Company made scheduled debt repayments of approximately $22.3 million, including $10.1 million related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, and $12.2 million for maturities of project financing, capital leases and other long-term debt.

During the first quarter of 2003, the Company repurchased $23.0 million, $52.3 million, $10.0 million and $30.9 million face amount of its outstanding 8 3/8%, 8 5/8%, Newmont Australia Limited 7 1/2% and Newmont Australia Limited 7 5/8% debentures, respectively, for total cash consideration of $135.8 million. Newmont recorded a pre-tax charge of $19.5 million, net of discounts, premiums and capitalized debt issue costs, related to these repurchases during the first quarter of 2003. In addition to the debt repurchases, the Company also made scheduled repayments of approximately $15.0 million related to medium-term notes, $8.9 million related to the sale-leaseback of the refractory ore treatment plant and $23.4 million of other project financing, capital leases and other long-term debt during the first quarter of 2003.

As of March 31, 2004, the Company was in compliance with all required debt covenants and other restrictions related to its long-term debt agreements.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2004 and December 31, 2003, $410.3 million and $361.0 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. This increase is primarily attributable to the consolidation of Butu Hijau (see Note 2 to the Consolidated Financial Statements).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $56.9 million and $58.6 million were accrued for such obligations at March 31, 2004 and December 31, 2003, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 58% greater or 42% lower than the amount accrued at March 31, 2004. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expenses in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 13 and 22 to the Consolidated Financial Statements.

During the three months ended March 31, 2004 and 2003 capital expenditures were approximately $6.8 million and $6.6 million, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of cash operating costs.

Newmont spent $2.8 million and $0.6 million during the first quarters of 2004 and 2003, respectively, for environmental obligations related to the former mining sites discussed in Note 27 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as updated in Note 22 to the Consolidated Financial Statements for the quarter ended March 31, 2004 contained herein.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2003, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $415 by December 31, 2003 and was $427 at March 31, 2004. Changes in the market price of copper also affect Newmont’s profitability and cash flows from Batu Hijau in Indonesia and its Golden Grove mine in Australia.

Provisional Sales

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

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the forward price for the estimated month of settlement and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificates. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice.

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

Gold Put Option Contracts

Newmont had the following fixed purchased gold put option contracts at March 31, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Fixed Purchased Put Option Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	March 31, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Ounces (000)	150	205	100	20	—	—	475	$(11,966)	$(11,758)
Average price	$292	$292	$338	$397	$—	$—	$306

Note: Fixed purchased put option contracts provide the right, but not the obligation, to sell a specified number of ounces at a specified strike price and are accounted for as cash flow hedges.

Price-Capped Sales Contracts

In September 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The fair value of the forward sales contracts of $53.8 million was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs in 2005 through 2011. The forward sales contracts are accounted for as normal sales contracts under SFAS 133.

Newmont had the following price-capped forward sales contracts outstanding at March 31, 2004 (unaudited):

	Expected Maturity Date or Transaction Date
Price-Capped Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average
(U.S.$ Denominated)
Ounces (000)	—	500	—	—	1,000	850	2,350
Average price	$—	$350	$—	$—	$384	$384	$377

Silver Commodity Contracts

Newmont had the following silver fixed forward contracts outstanding at March 31, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Silver Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	March 31, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Ounces (000)	1,200	1,200	50	—	—	—	2,450	$(4,872)	$(1,000)
Average price	$5.79	$6.01	$6.50	$—	$—	$—	$5.91

Copper Commodity Contracts

PTNNT had no copper commodity contracts outstanding as of March 31, 2004, although a position existed at December 31, 2003. The fair value of those contracts was negative $5.0 million at December 31, 2003.

Diesel Commodity Contracts

PTNNT had the following diesel forward purchase contracts outstanding at March 31, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Diesel Forward Purchase Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	March 31, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Barrels (000)	80	50	—	—	—	—	130	$911	$(637)
Average price	$27.90	$27.28	$—	$—	$—	$—	$27.66

Indonesia Rupiah Contracts

PTNNT had the following Indonesia Rupiah forward purchase contracts outstanding at March 31, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
U.S.$/IDR Forward Purchase Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	March 31, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
U.S.$ hedged (millions)	44	12	—	—	—	—	56	$137	$—
Average hedge rate (IDR/U.S.$)	8,847	8,960	—	—	—	—	8,871

Note: Prices for IDR forward purchase contracts have been translated at the exchange rate at March 31, 2004 of IDR 8,621 per $1.

Foreign Currency Contracts

Newmont has currency swap contracts outstanding to receive A$ and pay U.S.$. The contracts, which are currently undesignated, are accounted for on a mark-to-market basis with the change recorded in earnings.

At March 31, 2004, Newmont had the following A$/U.S.$ foreign currency contracts outstanding (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
A$/U.S.$ Currency Exchange Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	March 31, 2004	December 31, 2003
								U.S.$ (000)
U.S.$ (millions)	$42	$31	$—	$—	$—	$—	$73	$9,040	$7,669
Average price (U.S.$ per A$1)	$0.645	$0.682	$—	$—	$—	$—	$0.660

Note: Prices for contracts denominated in A$ have been translated at the exchange rate at March 31, 2004 of $0.76 per A$1.

Interest Rate Swap Contracts

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Under these contracts, Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at March 31, 2004 and December 31, 2003. Half of these contracts expire in July 2005 and half expire in May 2011. For the three months ended March 31, 2004 and 2003, these transactions resulted in a reduction in interest expense of $1.1 million and $1.7 million, respectively. The fair value of the ineffective portions accounted for as derivative assets was $5.3 million at March 31, 2004 and December 31, 2003 and the fair value of the effective portions accounted for as fair value hedges were $10.9 million and $7.7 million at March 31, 2004 and December 31, 2003, respectively. Effective April 1, 2004, the Company re-designated $150 million of these contracts as new fair value hedges against portions of the 8.625% notes and the 8.375% debentures, which will reduce the ineffective portion of these contracts going forward.

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

Information regarding legal proceedings is contained in Note 22 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this report are listed in the Exhibit Index.

(b) Reports filed on Form 8-K during the quarter ended March 31, 2004:

•	Report dated February 4, 2004, announcing financial results for the quarter and year ended December 31, 2003.

•	Report dated March 26, 2004, announcing that the roaster facility in Nevada was temporarily shut down.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: April 30, 2004	/s/ BRUCE D. HANSEN

Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2004	/s/ DAVID W. PEAT

David W. Peat Vice President and Global Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.

23.2

Consent of PricewaterhouseCoopers, LLP Re: Incorporation by Reference in Registration Statements of Financial Statements of Newmont Mining Corporation and Nusa Tenggara Partnership V.O.F., filed herewith.[1]

31.1

Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2

Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.[2]

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.[2]

[1]	Includes corrected text of consent originally filed with the Newmont’s Annual Report on Form 10-K for the year ended

December 31, 2003.

[2]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.