Form 10-Q/A
period 2003-03-31
NEWMONT MINING CORP /DE/
filed 2004-07-28
CIK 1164727

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed on May 9, 2003 (the “Original Filing”), as amended on October 24, 2003. Newmont Mining Corporation has filed this Amendment to correct an error in the Statements of Consolidated Cash Flows as described in Note 22, Restatement of Statements of Consolidated Cash Flows, as well as to make corresponding textual changes in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition and to add related information in Item 4, Controls and Procedures. Other information contained herein has not been updated. Therefore, you should read this Amendment together with other documents that we have filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

Unaudited

As Restated. See Note 22

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Operating activities:
Net income (loss)	$117,255	$(6,798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	130,593	102,186
Amortization of deferred stripping costs, net	(6,362)	6,049
Deferred tax benefit	(35,400)	(4,293)
Foreign currency exchange (gain) loss	(24,706)	7,626
Minority interest	37,789	10,550
Undistributed (gains) losses of affiliated companies	8,514	(1,404)
Write-down of inventories, stockpiles and ore on leach pads	7,688	8,253
Cumulative effect of a change in accounting principle, net of tax	34,533	(7,701)
Loss on extinguishment of debt	19,530	—
Gain on investments, net	(84,337)	—
Loss (gain) on sale of assets and other	1,168	(4,451)
Gain on gold commodity derivative instruments, net	(64,849)	(6,331)
(Increase) decrease in operating assets:
Accounts receivable	5,855	18,920
Inventories	(23,480)	5,305
Other assets	(1,991)	16,642
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	68,566	(47,949)
Derivatives	(17,328)	(9,776)
Early settlement of derivatives classified as cash flow hedges	(32,779)	—
Other liabilities	(1,448)	(18,873)

Net cash provided by operating activities	138,811	67,955

Investing activities:
Additions to property, plant and mine development	(82,721)	(51,830)
Advances to joint ventures and affiliates	(56,224)	(24,750)
Proceeds from sale of short-term investments	—	406,731
Proceeds from the sale of TVX Newmont Americas	170,625	—
Early settlement of other derivatives	(4,097)	—
Cash consideration for Normandy shares	—	(440,528)
Cash received from acquisitions, net of transaction costs	—	422,215
Proceeds from asset sales and other	2,381	269

Net cash provided by investing activities	29,964	312,107

Financing activities:
Proceeds from long-term debt	—	450,431
Repayment of long-term debt	(182,787)	(475,244)
Dividends paid on common and preferred stock	(16,089)	(13,792)
Proceeds from stock issuance and other	934	15,739

Net cash used in financing activities	(197,942)	(22,866)

Effect of exchange rate changes on cash	7,800	4,931

Net change in cash and cash equivalents	(21,367)	362,127
Cash and cash equivalents at beginning of period	401,683	149,431

Cash and cash equivalents at end of period	$380,316	$511,558

Supplemental information:
Interest paid, net of amounts capitalized of $1,290 and $1,222, respectively	$29,557	$31,916
Income taxes paid	$21,560	$13,974

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill allocated to reporting units during 2002 and for the first three months of 2003 are summarized in the following table (unaudited, in millions):

	Nevada	Other North America	Total North America	Yanacocha	Other South America		Total South America
Balance at January 1, 2002	$—	$—	$—	$—	$		$—
Purchase price allocation	40.9	—	40.9	—		—	—
Impairment losses	—	—	—	—		—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—		—	—

Balance at December 31, 2002	40.9	—	40.9	—		—	—
Reversal of allowances for acquired deferred tax assets	—	—	—	—		—	—
Impairment losses	—	—	—	—		—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—		—	—

Balance at March 31, 2003	$40.9	$—	40.9	$—		$—	$—

	Pajingo	Other Australia	Total Australia	Zarafshan- Newmont	Other International Operations	Total Gold
Balance at January 1, 2002	$—	$—	$—	$—	$—	$—
Purchase price allocation	56.9	140.8	197.7	—	—	238.6
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at December 31, 2002	56.9	140.8	197.7	—	—	238.6
Reversal of allowances for acquired deferred tax assets	—	(18.5)	(18.5)	—	—	(18.5)
Impairment losses	—	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—	—

Balance at March 31, 2003	$56.9	$122.3	$179.2	$—	$—	$220.1

	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2002	$—	$—	$—	$—	$—
Purchase price allocation	31.5	1,129.5	1,625.0	—	3,024.6
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at December 31, 2002	31.5	1,129.5	1,625.0	—	3,024.6
Reversal of allowances for acquired deferred tax assets	—	—	—	—	(18.5)
Impairment losses	—	—	—	—	—
Gain (loss) on disposal of separate reporting units	—	—	—	—	—

Balance at March 31, 2003	$31.5	$1,129.5	$1,625.0	$—	$3,006.1

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Put Options and Other Instruments

Newmont had the following gold convertible put option contracts and other instruments outstanding at March 31, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Convertible Put Options and Other Instruments:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	March 31, 2003	December 31, 2002
(A$ denominated)								US$ (000)

Floating Convertible Put Options:
Ounces	—	—	—	—	42	982	1,024	$(56,963)	$(102,952)
Average price	$—	$—	$—	$—	$376	$405	$404

Knock-out/knock-in Contracts:
Ounces	46	37	49	—	—	—	132	$(3,619)	$(6,794)
Average price	$331	$331	$331	$—	$—	$—	$331

Indexed Forward Contracts:
Ounces	—	—	33	65	65	33	196	$(12,482)	$(15,740)
Average price	$—	$—	$325	$325	$325	$325	$325

Total:
Ounces	46	37	82	65	107	1,015	1,352	$(76,064)	$(125,486)
Average price	$331	$331	$329	$325	$345	$402	$385

Sold Convertible Put Options

Newmont had the following gold convertible put option contracts and other instruments outstanding at March 31, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Sold Convertible Put Options Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	March 31, 2003	December 31, 2002
(A$ denominated)								US$ (000)
Ounces	—	30	60	60	60	30	240	$7,596	$14,295
Average price	$—	$353	$356	$359	$362	365	$359

Sold Put Options

Newmont had the following sold put option contracts and other instruments outstanding at March 31, 2003 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Sold Put Options Contracts:	2003	2004	2005	2006	2007	Thereafter	Total/ Average	March 31, 2003	December 31, 2002
(A$ Denominated)								US$ (000)
Ounces	—	—	48	64	64	32	208	$(4,690)	$—
Average price	$—	$—	$350	$354	$359	$362	$356

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

Three Months Ended March 31, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$221.0	$40.3	$261.3	$229.5	$20.7	$250.2	$25.8	$124.6	$150.4
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loss on extinguishment of debt	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.4	$—	$0.4	$—	$1.3	$1.3
Interest expense	$—	$—	$—	$1.4	$—	$1.4	$—	$8.9	$8.9
Exploration and research expense	$3.3	$—	$3.3	$1.9	$—	$1.9	$0.3	$1.4	$1.7
Depreciation, depletion and amortization	$31.6	$10.2	$41.8	$35.5	$2.1	$37.6	$5.6	$22.0	$27.6
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$37.4	$3.0	$40.4	$104.1	$5.7	$109.8	$11.1	$(3.5)	$7.6
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$1.2	$1.2
Cumulative effect of a change in accounting principal, net of tax	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(1.1)	$(0.3)
Amortization of deferred stripping, net	$(6.6)	$(0.1)	$(6.7)	$—	$—	$—	$—	$(1.0)	$(1.0)
Capital expenditures (as restated – see Note 22)	$22.2	$0.4	$22.6	$35.3	$0.5	$35.8	$1.7	$9.1	$10.8
Deferred stripping costs	$43.9	$6.5	$50.4	$—	$—	$—	$—	$10.9	$10.9
Total assets	$1,488.8	$138.6	$1,627.4	$1,203.4	$29.6	$1,233.0	$180.5	$1,578.2	$1,758.7

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$21.2	$31.5	$714.6	$19.4	$—	$—	$—	$734.0
Royalties	$—	$—	$—	$—	$—	$14.5	$—	$14.5
Gain on investments, net	$—	$—	$—	$—	$—	$84.3	$—	84.3
Loss on extinguishment of debt	$—	$—	$—	$—	$—	$(19.5)	$—	$(19.5)
Interest income	$—	$—	$1.7	$—	$—	$0.1	$0.4	$2.2
Interest expense	$0.2	$—	$10.5	$—	$—	$—	$19.4	$29.9
Exploration and research expense	$—	$1.8	$8.7	$0.7	$7.4	$—	$4.7	$21.5
Depreciation, depletion and amortization	$2.6	$7.2	$116.8	$7.1	$0.8	$4.7	$1.2	$130.6
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$9.8	$2.2	$169.8	$(3.8)	$(8.1)	$73.5	$23.9	$255.3
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(11.7)	$(11.7)
Equity income of affiliates	$—	$—	$1.2	$—	$—	$—	$7.3	$8.5
Cumulative effect of a change in accounting principal, net of tax	$(1.3)	$(3.2)	$(55.2)	$(0.2)	$—	$—	$20.9	$(34.5)
Amortization of deferred stripping, net	$—	$(1.3)	$(6.4)	$—	$—	$—	$—	$(6.4)
Capital expenditures (as restated – see Note 22)	$0.5	$7.1	$76.8	$2.0	$0.1	$—	$3.7	$82.7
Deferred stripping costs	$—	$0.5	$61.8	$—	$—	$—	$—	$61.8
Total assets	$104.7	$173.4	$4,897.2	$245.3	$1,276.7	$2,262.2	$1,487.2	$10,168.6

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

	Three Months Ended March 31, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$557.7	$156.9	$—	$714.6
Sales—base metals, net	—	—	19.4	—	19.4
Royalties	—	—	15.0	(0.5)	14.5

	—	557.7	191.3	(0.5)	748.5

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold		292.0	107.6	(0.6)	399.0
Base metals	—	—	15.4	—	15.4
Depreciation, depletion and amortization	—	87.5	43.1	—	130.6
Exploration and research	—	10.8	10.7	—	21.5
General and administrative	—	19.9	6.4	0.1	26.4
Other	—	24.6	4.9	(7.6)	21.9

	—	434.8	188.1	(8.1)	614.8

Other income (expense)
Gain on investments, net	—	—	91.9	(7.6)	84.3
Gain on gold commodity derivative instruments	—	—	55.0	—	55.0
Loss on extinguishment of debt	—	(14.3)	(5.2)	—	(19.5)
Dividends, interest, foreign, currency exchange and other income (loss)—intercompany	24.9	2.8	4.1	—	31.8
Dividends, interest, foreign curreny exchange and other income (loss)	4.9	4.2	3.9	(13.0)	—
Interest expense—intercompany	(2.2)	(3.4)	(7.4)	13.0	—
Interest, net of capitalized interest	(0.5)	(20.6)	(8.8)	—	(29.9)

	27.1	(31.3)	133.5	(7.6)	121.7

Pre-tax income before minority interest, equity income and impairment of affiliates, and cumulative effect of a change in accounting principle	27.1	91.6	136.7	—	255.4
Income tax expense	(9.5)	(20.9)	(32.2)	—	(62.6)
Minority interest in (income) loss of subsidiaries	—	(39.0)	(3.6)	4.8	(37.8)
Equity income (loss) and impairment of affiliates	99.6	7.4	4.2	(114.4)	(3.2)

Net income (loss) before cumulative effect of a change in accounting principle	117.2	39.1	105.1	(109.6)	151.8
Cumulative effect of a change in accounting principle, net of tax	—	(31.5)	(3.0)	—	(34.5)

Net income (loss)	117.2	7.6	102.1	(109.6)	117.3
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common shares	$117.2	$7.6	$102.1	$(109.6)	$117.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2002
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$403.9	$78.3	$—	$482.2
Sales—base metals, net	—	—	9.4	—	9.4
Royalties	—	0.6	3.4	(0.2)	3.8

	—	404.5	91.1	(0.2)	495.4

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	276.0	52.6	(0.1)	328.5
Base metals	—	—	10.7	—	10.7
Depreciation, depletion and amortization	—	81.1	21.1	—	102.2
Exploration and research	—	9.0	2.6	—	11.6
General and administrative	—	16.8	4.5	—	21.3
Other	—	3.0	(2.1)	—	0.9

	—	385.94	89.4	(0.1)	475.2

Other income (expense)
Gain on gold commodity derivative instruments	—	—	6.3	—	6.3
Dividends, interest, foreign currency exchange and other income (loss)—intercompany	—	0.5	2.1	(2.6)	—
Dividends, interest, foreign currency exchange and other income (loss)	—	5.1	(4.7)	—	0.4
Interest expense—intercompany	—	—	(2.9)	2.9	—
Interest, net of capitalized interest	—	(25.2)	(5.9)	—	(31.1)

	—	(19.6)	(5.1)	0.3	(24.4)

Pre-tax (loss) income before minority interest, equity income (loss) and impairment of affiliates, and cumulative effect of a change in accounting principle	—	(1.0)	(3.4)	0.2	(4.2)
Income tax benefit (expense)	—	1.7	(2.9)	—	(1.2)
Minority interest in (income) loss of subsidiaries	—	(10.7)	1.7	(1.5)	(10.5)
Equity income (loss) and impairment of affiliates	(6.8)	1.5	(1.5)	8.2	1.4

Net (loss) income before cumulative effect of a change in accounting principle	(6.8)	(8.5)	(6.1)	6.9	(14.5)
Cumulative effect of a change in accounting principle, net of tax	—	7.7	—	—	7.7

Net (loss) income	(6.8)	(0.8)	(6.1)	6.9	(6.8)
Preferred stock dividends	(1.9)	—	—	—	(1.9)

Net (loss) income applicable to common shares	$(8.7)	$(0.8)	$(6.1)	$6.9	$(8.7)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At March 31, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$257.2	$123.1	$—	$380.3
Marketable securities—short-term	—	0.6	11.4	—	12.0
Accounts receivable	6.9	11.9	160.3	(151.6)	27.5
Inventories	—	195	60.7	—	256.4
Stockpiles and ore on leach pads	—	220.4	26.4	—	246.8
Prepaid taxes	—	19.4	—	—	19.4
Derivative instruments	—	—	1.4	—	1.4
Deferred stripping costs—short-term	—	24.8	5.4	—	30.2
Deferred income tax assets	—	(3.8)	51.7	—	47.9
Other current assets	361.7	58.1	226.5	(607.3)	39.0

Current assets	368.6	784.3	666.9	(758.9)	1,060.9

Property, plant and mine development, net	—	1,968.2	392.1	—	2,360.3
Mineral interests and other intangible assets, net	—	263.5	1,144.8	—	1,408.3
Investments	—	610.0	1,062.8	(852.3)	820.5
Investment in subsidiaries	4,653.0	—	1,930.8	(6,583.8)	—
Marketable securities—long-term	—	—	266.4	—	266.4
Deferred stripping costs—long-term	—	25.6	6.0	—	31.6
Long-term stockpiles and ore on leach pads	—	206.5	22.3	—	228.8
Derivative instruments	—	—	4.0	—	4.0
Deferred income tax assets	25.4	481.3	328.2	—	834.9
Other long-term assets	0.9	337.7	37.2	(229.0)	146.8
Goodwill	—	93.7	2,912.4	—	3,006.1

Total assets	$5,047.9	$4,770.8	$8,773.9	$(8,424.0)	$10,168.6

Liabilities
Current portion of long-term debt	$—	$59.4	$23.5	$—	$82.9
Accounts payable	108.7	77.5	90.9	(150.2)	126.9
Deferred income tax liabilities	—	8.1	(0.6)	—	7.5
Derivative instruments	—	—	53.4	—	53.4
Other accrued liabilities	70.1	457.2	512.3	(608.0)	431.6

Current liabilities	178.8	602.2	679.5	(758.2)	702.3

Long-term debt	—	1,004.7	572.4	—	1,577.1
Reclamation and remediation liabilities	—	297.2	126.4	—	423.6
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	189.9	—	189.9
Deferred income tax liabilities	49.0	156.7	472.3	—	678.0
Employee related benefits	—	216.5	9.3	—	225.8
Other long-term liabilities	162.9	106.1	329.8	(229.0)	369.8

Total liabilities	390.7	2,437.2	2,379.6	(987.2)	4,220.3

Minority interest in subsidiaries	—	402.5	382.1	(409.5)	375.1

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	566.3	—	0.1	(0.1)	566.3
Additional paid-in capital	4,116.9	2,031.7	5,673.7	(6,789.5)	5,032.8
Accumulated other comprehensive (loss) income	(23.0)	(49.6)	(30.5)	80.1	(23.0)
Retained (deficit) earnings	(3.0)	(51.0)	308.2	(257.1)	(2.9)

Total stockholders’ equity	4,657.2	1,931.1	6,012.2	(7,027.3)	5,573.2

Total liabilities and stockholders’ equity	$5,047.9	$4,770.8	$8,773.9	$(8,424.0)	$10,168.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2002
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$165.1	$236.6	$—	$401.7
Marketable securities—short-term	—	0.6	12.6	—	13.2
Accounts receivable	14.2	43.1	184.4	(197.2)	44.5
Inventories	—	126.4	42.9	—	169.3
Stockpiles and ore on leach pads	—	308.9	20.1	—	329.0
Prepaid taxes	—	28.3	—	—	28.3
Derivative instruments	—	—	4.6	—	4.6
Deferred stripping costs—short-term	—	25.1	7.0	—	32.1
Deferred income tax assets	—	4.6	46.9	—	51.5
Other current assets	331.9	163.8	216.4	(673.0)	39.1

Current assets	346.1	865.9	771.5	(870.2)	1,113.3

Property, plant and mine development, net	—	1,947.4	370.5	—	2,317.9
Mineral interests and other intangible assets, net	—	243.6	1,171.7	—	1,415.3
Marketable securities—long-term	—	610.1	3,276.7	(2,731.0)	1,155.8
Investment in subsidiaries	4,516.9	—	—	(4,516.9)	—
Deferred stripping costs—long-term	—	18.6	4.7	—	23.3
Long-term inventories	—	171.1	28.7	—	199.8
Derivative instruments	—	—	3.0	—	3.0
Deferred income tax assets	—	481.1	280.3	—	761.4
Other long-term assets	1.0	338.3	28.0	(227.2)	140.1
Goodwill	—	93.7	2,930.9	—	3,024.6

Total assets	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

Liabilities
Current portion of long-term debt	$—	$91.5	$23.8	$—	$115.3
Accounts payable	115.9	81.4	104.9	(196.9)	105.3
Deferred income tax liabilities	—	26.9	1.6	—	28.5
Derivative instruments	—	—	75.0	—	75.0
Other accrued liabilities	48.3	486.3	508.2	(673.4)	369.4

Current liabilities	164.2	686.1	713.5	(870.3)	693.5

Long-term debt	—	1,090.1	611.2	—	1,701.3
Reclamation and remediation liabilities	—	168.0	120.5	—	288.5
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	388.7	—	388.7
Deferred income tax liabilities	49.0	155.2	452.2	—	656.4
Employee related benefits	—	232.8	1.3	—	234.1
Other long-term liabilities	161.0	95.1	335.6	(227.3)	364.4

Total liabilities	374.2	2,481.1	2,623.0	(1,097.6)	4,380.7

Minority interest in subsidiaries	—	379.3	365.1	(389.8)	354.6

Stockholders’ equity
Convertible preferred stock	—	—	60.7	(60.7)	—
Common stock	565.0	—	0.1	(0.1)	565.0
Additional paid-in capital	4,109.0	2,022.2	5,688.7	(6,781.5)	5,038.4
Accumulated other comprehensive income (loss)	(64.0)	(54.3)	(74.7)	129.0	(64.0)
Retained (deficit) earnings	(120.2)	(58.5)	203.1	(144.6)	(120.2)

Total stockholders’ equity	4,489.8	1,909.4	5,877.9	(6,857.9)	5,419.2

Total liabilities and stockholders’ equity	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions, as restated - see Note 22)
Operating activities:
Net income (loss)	$117.3	$7.6	$102.0	$(109.6)	$117.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(50.3)	188.6	(114.1)	—	24.2
Change in working capital	34.6	(20.4)	(16.0)	(0.9)	(2.7)

Net cash (used in) provided by operating activities	101.6	175.8	(28.1)	(110.5)	138.8

Investing activities:
Additions to property, plant and mine development	—	(62.0)	(20.7)	—	(82.7)
Advances to joint ventures and affiliates	—	—	(56.2)	—	(56.2)
Proceeds from sale of TVX Newmont Americas	—	—	170.6	—	170.6
Investments in affiliates and other	(99.0)	(6.4)	(5.9)	109.6	(1.7)

Net cash provided by (used in) investing activities	(99.0)	(68.4)	87.8	109.6	30.0

Financing activities:
Net borrowings (repayments)	10.6	(15.9)	(177.5)	—	(182.8)
Dividends paid on common and preferred stock	(14.1)	—	(2.0)	—	(16.1)
Proceeds from stock issuance and other	0.9	—	(0.9)	0.9	0.9

Net cash provided by (used in) financing activities	(2.6)	(15.9)	(180.4)	0.9	(198.0)

Effect of exchange rate changes on cash	—	0.6	7.2	—	7.8

Net change in cash and cash equivalents	—	92.1	(113.5)	—	(21.4)
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	$—	$257.2	$123.1	$—	$380.3

	Three Months Ended March 31, 2002
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions, as restated)
Operating activities:
Net income (loss)	$(11.3)	$(0.8)	$(6.1)	$11.4	$(6.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	—	90.2	20.3	—	110.5
Change in working capital	—	(39.3)	4.5	(0.9)	(35.7)

Net cash (used in) provided by operating activities	(11.3)	50.1	18.7	10.5	68.0

Investing activities:
Additions to property, plant and mine development	—	(40.9)	(10.9)	—	(51.8)
Proceeds from sale of short-term investments	—	—	406.7	—	406.7
Net cash effect of acquisitions	—	—	(18.3)	—	(18.3)
Investments in affiliates and other	11.3	(24.7)	0.3	(11.4)	(24.5)

Net cash provided by (used in) investing activities	11.3	(65.6)	377.8	(11.4)	312.1

Financing activities:
Net borrowings (repayments)	—	(23.7)	(1.1)	—	(24.8)
Dividends paid on common and preferred stock	(13.8)	—	—	—	(13.8)
Proceeds from stock issuance and other	13.8	183.3	(181.3)	—	15.8

Net cash provided by (used in) financing activities	—	159.6	(182.4)	—	(22.8)

Effect of exchange rate changes on cash	—	—	4.9	—	4.9

Net change in cash and cash equivalents	—	144.1	219.0	(0.9)	362.2
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$293.5	$219.0	$(0.9)	$511.6

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

(22)    RESTATEMENT OF STATEMENTS OF CONSOLIDATED CASH FLOWS

The Statements of Consolidated Cash Flows for the three-month periods ended March 31, 2003 and 2002 have been restated. The Company has determined that it had incorrectly classified the impact of foreign currency exchange rate changes among Net cash provided by operating activities and Effect of exchange rate changes on cash in the Statements of Consolidated Cash Flows and, therefore, a restatement is required to classify the impact of foreign currency exchange rate changes to the proper line items. In addition, for the three-month period ended March 31, 2003, the Company corrected certain misclassifications between Net cash provided by operating activities and Net cash provided by investing activities.

The following Condensed Statements of Consolidated Cash Flows for the three-month periods ended March 31, 2003 and 2002 set forth the effects of these restatements:

	Three Months Ended March 31, 2003
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net cash provided by operating activities	$135,996	$2,815	$138,811
Net cash provided by investing activities	31,374	(1,410)	29,964
Net cash used in financing activities	(197,942)	—	(197,942)
Effect of exchange rate changes on cash	9,205	(1,405)	7,800
Net change in cash and cash equivalents	(21,367)	—	(21,367)
Cash and cash equivalents at the beginning of period	401,683	—	401,683
Cash and cash equivalents at the end of period	$380,316	$—	$380,316

	Three Months Ended March 31, 2002
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net cash provided by operating activities	$71,155	$(3,200)	$67,955
Net cash provided by investing activities	312,107		312,107
Net cash used in financing activities	(22,866)	—	(22,866)
Effect of exchange rate changes on cash	1,731	3,200	4,931
Net change in cash and cash equivalents	362,127	—	362,127
Cash and cash equivalents at the beginning of period	149,431	—	149,431
Cash and cash equivalents at the end of period	$511,558	$—	$511,558

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Restatements

As further described in Note 22 to the Consolidated Financial Statements, Newmont has determined that certain adjustments are required to restate the Statements of Consolidated Cash Flows for the three-month periods ended March 31, 2003 and 2002. The Company has determined that it incorrectly classified the impact of foreign currency exchange rate changes among Net cash provided by operating activities and Effect of exchange rate changes on cash in the Statements of Consolidated Cash Flows and, therefore, a restatement is required to classify the impact of foreign currency exchange rate changes to the proper line items. In addition, for the three-month period ended March 31, 2003, the Company corrected certain misclassifications between Net cash provided by operating activities and Net cash provided by investing activities.

In total, the restatements increased Net cash provided by operating activities by $2.8 million, decreased Net cash provided by investing activities by $1.4 million and decreased Effect of exchange rate changes on cash by $1.4 million for the three-month period ended March 31, 2003. The restatements decreased Net cash provided by operating activities by $3.2 million and increased Effect of exchange rate changes on cash by $3.2 million for the three-month period ended March 31, 2002. The restatements had no effect on the Statements of Consolidated Operations and Comprehensive Income or the Consolidated Balance Sheets at or for the three-month periods ended March 31, 2003 and 2002.

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

Equity sales at Martha, located in New Zealand, were 19,600 equity ounces at total cash costs per equity ounce of $219 during the first quarter of 2003 compared to 14,500 equity ounces at total cash costs of $185 per equity ounce during the first quarter of 2002. Production increased in 2003 due to a full quarter of operations compared to a partial quarter in 2002 and a 9% increase in ore grade, partially offset by a longer-than-expected mill shutdown for maintenance. Total cash costs per equity ounce increased in 2003 because of higher maintenance costs related to the mill shutdown and pit wall remedial work. By-product credits for the three months ended March 31, 2003 and 2002 were $0.9 million and $0.4 million, respectively. Gold sales in 2003 are expected to be approximately 100,000 equity ounces at total cash costs of about $190 per equity ounce.

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

Liquidity and Capital Resources

For the first quarter of 2003, Net cash provided by operating activities was $138.8 million, compared to $68.0 million for the first quarter of 2002. Increased operating cash flows in 2003 primarily reflect the impact of a full quarter of operating cash flows from the Normandy and Franco-Nevada operations compared to a partial quarter in the first quarter of 2002 and the impact of an increased average realized gold price in 2003 of $351 per ounce compared to $292 per ounce in 2002. Net cash provided by operating activities in the first quarter of 2003 was net of $32.8 million of cash outflows to early settle derivatives classified as cash flow hedges.

Net cash provided by investing activities was $29.9 million and $312.1 million in the first quarters of 2003 and 2002, respectively. Additions to property, plant and mine development were $82.7 million and $51.8 million in the first quarters of 2003 and 2002, respectively. See Investing Activities below for more information on capital expenditures in each year. The first quarter of 2003 also included $170.6 million of proceeds from the sale of TVX Newmont Americas, offset by a $56.2 million equity contribution to Australian Magnesium Corporation, an equity investment of the Company. The first quarter of 2002 also included $406.7 million of proceeds from the sales of short-term investments obtained as part of the acquisition of Franco-Nevada and $422.2 million of proceeds from the acquired cash balances of Franco-Nevada and Normandy, offset by $440.5 million of cash outflows for the acquisitions of Normandy and Franco-Nevada, including cash consideration for Normandy shares and acquisition costs. In addition, the first quarter of 2002 included $24.8 million of cash advances to affiliated companies.

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

Investing Activities

Additions to Property, plant and mine development

	Three months ended March 31,
	2003	2002
	(unaudited, in millions)
North America:
Nevada	$22.2	$8.7
Mesquite, California	—	—
La Herradura, Mexico	—	0.7
Golden Giant, Canada	0.1	2.2
Holloway, Canada	0.3	0.3

Total North America	22.6	11.9
South America:
Yanacocha, Peru	35.3	26.4
Kori Kollo, Bolivia	0.5	0.1

Total South America	35.8	26.5
Australia:
Pajingo	1.7	0.8
Kalgoorlie	1.6	0.6
Yandal	3.6	2.9
Tanami	3.9	1.8

Total Australia	10.8	6.1
Other Operations:
Zarafshan-Newmont, Uzbekistan	0.5	1.9
Minahasa, Indonesia	—	—
Martha, New Zealand	6.0	0.7
Ovacik, Turkey	1.1	0.1

Total Other Operations	7.6	2.7
Other:
Base Metals Operations	2.0	1.5
Corporate and Other	3.9	3.1

Total Other	5.9	4.6

Total Newmont	$82.7	$51.8

Expenditures for North American operations during the first three months of 2003 included $22.2 million related to activities in Nevada primarily for the development of the Deep Post, Leeville and Midas underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($35.3 million) for mine and leach pad development and other ongoing expansion work. Australian capital expenditures of $10.8 million were primarily for mine development at the majority of the underground mines. Other projects include mine development at the Martha mine in New Zealand. Expenditures for North American operations during the first three months of 2002 included $8.7 million related to activities in Nevada, which included expenditures for the development of the Deep Post, Leeville and Chukar underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($26.4 million) for mine development and other ongoing expansion work.

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

ITEM 4.    CONTROLS AND PROCEDURES.

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Even an effective internal control system, no matter how well designed, has inherent limitations—including the possibility of the circumvention or overriding of controls. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the Company’s financial reporting and financial statement preparation.

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2003, that materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In June 2004, the Company discovered an error in its Statements of Consolidated Cash Flows. The error resulted from a misinterpretation of the accounting standards relating to Statements of Cash Flows. The Company brought the error to the attention of its Audit Committee and independent auditor and, in July 2004, determined that it would restate its Statements of Consolidated Cash Flows for the periods ending March 31, June 30, September 30 and December 31, 2002 and 2003, respectively, and March 31, 2004. See Note 22 to Consolidated Financial Statements. The Company is taking steps to strengthen our accounting staff and remediate the significant deficiency in the review processes surrounding the preparation of the financial statements.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this report are listed in the Exhibit Index.

(b) Reports filed on Form 8-K during the quarter ended March 31, 2003:

•	Report dated March 28, 2003, announcing financial results for the quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: July 27, 2004	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 27, 2004	/s/ DAVID W. PEAT
David W. Peat Vice President and Global Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
12.1	—Computation of Ratio of Earnings to Fixed Charges, filed with the Securities and Exchange Commission on May 9, 2003.

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