Form 10-Q/A
period 2003-06-30
NEWMONT MINING CORP /DE/
filed 2004-07-28
CIK 1164727

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed on August 4, 2003, as amended on October 24, 2003 (the “Original Filing”). Newmont Mining Corporation has filed this Amendment to correct an error in the Statements of Consolidated Cash Flows as described in Note 23, Restatement of Statements of Consolidated Cash Flows, as well as to make corresponding textual changes in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition and to add related information in Item 4, Controls and Procedures. Other information contained herein has not been updated. Therefore, you should read this Amendment together with other documents that we have filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

As Restated. See Note 23

	Six Months Ended June 30,
	2003	2002
	(unaudited, in thousands)
Operating activities:
Net income	$208,102	$62,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	269,930	225,788
Accretion of accumulated reclamation obligations	11,320	––
Amortization of deferred stripping costs, net	(14,114)	8,903
Deferred income taxes	8,745	(10,403)
Foreign currency exchange (gain) loss	(51,884)	1,482
Minority interest, net of dividends of $29,190 and $2,700, respectively	44,406	27,134
Equity loss (income) and impairment of affiliates, net of dividends	99,309	(14,859)
Write-downs of inventories, stockpiles and ore on leach pads	17,941	15,897
Cumulative effect of a change in accounting principle, net of tax	34,533	(7,701)
Gain on investments, net	(84,337)	(47,298)
Gain on gold commodity derivative instruments, net	(71,669)	3,147
Gain on extinguishment of NYOL bonds, net	(94,414)	––
Gain on extinguishment of NYOL derivatives liability, net	(76,578)	––
Loss on extinguishment of debt	19,530	––
Gain on sale of assets and other	(11,027)	(9,704)
(Increase) decrease in operating assets:
Accounts receivable	8,000	14,413
Inventories, stockpiles and ore on leach pads	(25,574)	(5,441)
Other assets	7,332	14,881
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	40,656	(35,603)
Derivative instruments	(12,935)	––
Early settlement of derivative instruments classified as cash flow hedges	(119,988)	––
Other liabilities	(12,698)	(42,896)

Net cash provided by operating activities	194,586	199,932

Investing activities:
Additions to property, plant and mine development	(219,101)	(140,810)
Advances to joint ventures and affiliates, net	(46,203)	(24,750)
Proceeds from sale of short-term investments	1,653	406,731
Proceeds from the sale of TVX Newmont Americas	180,000	––
Proceeds from sale of marketable securities of Lihir	—	84,002
Proceeds from sale of cross currency swaps	—	50,816
Early settlement of ineffective derivative instruments	(30,153)	––
Cash consideration for acquisition of Newmont NFM minority interest and other	(11,195)	––
Cash consideration for the acquisition of Normandy and Franco-Nevada, net of cash received and transaction costs	—	(87,885)
Proceeds from asset sales and other	988	19,888

Net cash (used in) provided by investing activities	(124,011)	307,992

Financing activities:
Proceeds from long-term debt	115,000	489,131
Repayment of long-term debt	(322,360)	(911,817)
Dividends paid on common and preferred stock	(32,308)	(25,871)
Proceeds from stock issuance and other	24,851	62,898
Other	—	(691)

Net cash used in financing activities	(214,817)	(386,350)

Effect of exchange rate changes on cash	17,300	14,400
Net change in cash and cash equivalents	(126,942)	135,974
Cash and cash equivalents at beginning of period	401,683	149,431

Cash and cash equivalents at end of period	$274,741	$285,405

Supplemental information:
Accrual for NYOL bond extinguishment	$98,398	$—
Interest paid, net of amounts capitalized of $3,048 and $2,294, respectively	$67,297	$61,668
Income taxes paid	$110,467	$45,700

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

(17)    SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

Three Months Ended June 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$185.6	$35.7	$221.3	$231.7	$19.2	$250.9	$32.7	$160.3	$193.0
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.1	$—	$0.1	$—	$2.3	$2.3
Interest expense	$0.1	$—	$0.1	$1.0	$0.1	$1.1	$—	$5.4	$5.4
Exploration and research expense	$5.5	$––	$5.5	$3.7	$0.1	$3.8	$1.2	$2.1	$3.3
Depreciation, depletion and amortization	$34.7	$8.0	$42.7	$40.4	$1.8	$42.2	$6.9	$20.5	$27.4
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$6.3	$2.4	$8.7	$101.0	$5.3	$106.3	$12.0	$6.0	$18.0
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss) of affiliates	$—	$—	$—	$—	$—	$—	$—	$(0.7)	$(0.7)
Cumulative effect of a change in accounting principal, net of tax	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$(5.4)	$(0.2)	$(5.6)	$—	$—	$—	$—	$0.1	$0.1
Write-down of long-lived assets	$—	$—	$—	$1.2	$—	$1.2	$—	$0.6	$0.6
Capital expenditures (restated - see Note 23)	$30.4	$1.8	$32.2	$64.4	$0.1	$64.5	$4.7	$14.4	$19.1
Deferred stripping costs	$49.4	$6.6	$56.0	$—	$—	$—	$—	$9.2	$9.2
Total assets	$1,539.2	$142.0	$1,681.2	$1,208.0	$27.5	$1,235.5	$178.4	$1,591.1	$1,769.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended June 30, 2003

(Unaudited, in millions)

	Zarafshan- Newmont, Uzbekistan		Other International Operations		Total Gold		Base Metals		Exploration		Merchant Banking		Corporate and Other	Consolidated
Sales, net		$21.4		$37.4		$724.0		$12.8		$—		$—	$—	$736.8
Gain on investments, net		$—		$—		$—		$—		$—		$—	$—	$—
Gain on extinguishment of debt and other obligations, net		$—		$—		$—		$—		$—		$171.0	$—	$171.0
Royalties		$—		$—		$—		$—		$—		$10.4	$—	$10.4
Interest income		$—		$—		$2.4		$—		$—		$—	$0.4	$2.8
Interest expense		$0.2		$—		$6.8		$—		$—		$—	$15.9	$22.7
Exploration and research expense		$—		$2.1		$14.7		$1.0		$8.3		$—	$6.2	$30.2
Depreciation, depletion and amortization		$2.9		$8.1		$123.3		$6.7		$0.9		$5.6	$2.8	$139.3
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect		$9.0		$4.8		$146.8		$(5.1)		$(9.7)		$175.1	$(1.4)	$305.7
Equity loss and impairment of Australian Magnesium Corporation	$		$		$		$		$		$		$(107.8)	$(107.8)
Equity income (loss) of affiliates		$—		$—		$(0.7)		$—		$—		$—	$18.4	$17.7
Cumulative effect of a change in accounting principal, net of tax		$—		$—		$—		$—		$—		$—	$—	$—
Amortization of deferred stripping, net		$—		$(2.2)		$(7.7)		$—		$—		$—	$—	$(7.7)
Write-down of long-lived assets		$—		$—		$1.8		$—		$—		$—	$—	$1.8
Capital expenditures (restated - see Note 23)		$0.1		$12.3		$128.2		$4.1		$—		$—	$4.1	$136.4
Deferred stripping costs		$—		$2.8		$68.0		$—		$—		$—	$—	$68.0
Total assets		$101.7		$189.9		$4,983.1		$244.2		$1,217.4		$2,279.6	$1,427.3	$10,151.6

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$406.6	$76.0	$482.6	$461.2	$39.9	$501.1	$58.5	$284.9	$343.4
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$—	—	$—	$—
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.5	$—	$0.5	$—	$3.6	$3.6
Interest expense	$0.1	$—	$0.1	$2.4	$0.1	$2.5	$—	$14.3	$14.3
Exploration and research expense	$8.8	$—	$8.8	$5.6	$0.1	$5.7	$1.5	$3.5	$5.0
Depreciation, depletion and amortization	$66.3	$18.2	$84.5	$75.9	$3.9	$79.8	$12.5	$40.3	$52.8
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$43.7	$5.4	$49.1	$205.1	$11.0	$216.1	$23.1	$2.5	$25.6
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$0.5	$0.5
Cumulative effect of a change in accounting principal, net of tax	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(1.1)	$(0.3)
Amortization of deferred stripping, net	$(12.0)	$(0.3)	$(12.3)	$—	$—	$—	$—	$(0.9)	$(0.9)
Write-down of long-lived assets	$—	$—	$—	$1.2	$—	$1.2	$—	$0.6	$0.6
Capital expenditures	$52.6	$2.2	$54.8	$99.7	$0.6	$100.3	$6.4	$23.5	$29.9
Deferred stripping costs	$49.4	$6.6	$56.0	$—	$—	$—	$—	$9.2	$9.2
Total assets	$1,539.2	$142.0	$1,681.2	$1,208.0	$27.5	$1,235.5	$178.4	$1,591.1	$1,769.5

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$42.6	$68.9	$1,438.6	$32.2	$—	$—	$—	$1,470.8
Gain on investments, net	$—	$—	$—	$—	$—	$84.3	$—	$84.3
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$151.5	$—	$151.5
Royalties	$—	$—	$—	$—	$—	$24.9	$—	$24.9
Interest income	$—	$—	$4.1	$—	$—	$0.1	$0.8	$5.0
Interest expense	$0.4	$—	$17.3	$—	$—	$—	$35.3	$52.6
Exploration and research expense	$—	$3.9	$23.4	$1.7	$15.7	$—	$10.9	$51.7
Depreciation, depletion and amortization	$5.5	$15.3	$237.9	$13.8	$1.7	$10.3	$6.2	$269.9
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$18.8	$7.0	$316.6	$(8.9)	$(17.8)	$248.6	$22.5	$561.0
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(119.5)	$(119.5)
Equity income of affiliates	$—	$—	$0.5	$—	$—	$—	$25.8	$26.3
Cumulative effect of a change in accounting principal, net of tax	$(1.3)	$(3.2)	$(55.2)	$(0.2)	$—	$—	$20.9	$(34.5)
Amortization of deferred stripping, net	$—	$(0.9)	$(14.1)	$—	$—	$—	$—	$(14.1)
Write-down of long-lived assets	$—	$—	$1.8	$—	$—	$—	$—	$1.8
Capital expenditures	$0.6	$19.4	$205.0	$6.1	$—	$—	$8.0	$219.1
Deferred stripping costs	$—	$2.8	$68.0	$—	$—	$—	$—	$68.0
Total assets	$101.7	$189.9	$4,983.1	$244.2	$1,217.4	$2,279.6	$1,427.3	$10,151.6

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

	Three Months Ended June 30, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$519.6	$204.4	$—	$724.0
Sales—base metals, net	—	—	12.8	—	12.8
Royalties	—	0.1	10.7	(0.4)	10.4

	—	519.7	227.9	(0.4)	747.2

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	281.6	142.8	(0.7)	423.7
Base metals	—	—	10.0	—	10.0
Depreciation, depletion and amortization	—	93.7	45.6	—	139.3
Exploration and research	—	16.6	13.6	—	30.2
General and administrative	—	23.2	7.7	0.4	31.3
Write-down of long-lived assets	—	1.2	0.6	—	1.8
Other	—	4.0	(1.6)	—	2.4

	—	420.3	218.7	(0.3)	638.7

Other income (expense)
Gain on gold commodity derivative instruments, net	—	(18.6)	111.8	(76.6)	16.6
Gain on extinguishment of NYOL bonds, net	—	—	—	94.4	94.4
Gain on extinguishment of NYOL derivatives liability, net	—	—	––	76.6	76.6
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	5.3	8.4	2.0	(15.7)	—
Dividends, interest income, foreign currency exchange and other income (loss)	31.2	8.5	(7.4)	—	32.3
Interest expense—intercompany	(2.4)	(1.5)	(11.8)	15.7	—
Interest expense, net of capitalized interest	(0.6)	(16.7)	(5.4)	—	(22.7)

	33.5	(19.9)	89.2	94.4	197.2

Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates	33.5	79.5	98.4	94.3	305.7
Income tax expense	(11.8)	(28.2)	(18.5)	(30.5)	(89.0)
Minority interest in (income) loss of subsidiaries	—	(36.9)	12.9	(11.8)	(35.8)
Equity loss and impairment of Australian Magnesium Corporation	––	––	(107.8)	––	(107.8)
Equity income (loss) of affiliates	69.2	18.4	138.0	(207.8)	17.8

Net income (loss)	90.9	32.8	123.0	(155.8)	90.9
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common shares	$90.9	$32.8	$123.0	$(155.8)	$90.9

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2002
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$436.8	$172.7	$—	$609.5
Sales—base metals, net	—	—	22.9	—	22.9
Royalties	—	0.6	12.4	(1.8)	11.2

	—	437.4	208.0	(1.8)	643.6

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	276.1	109.6	(2.3)	383.4
Base metals	—	—	8.7	—	8.7
Depreciation, depletion and amortization	—	68.3	55.3	—	123.6
Exploration and research	—	10.9	7.9	—	18.8
General and administrative	—	20.8	6.9	—	27.7
Other	—	(0.5)	(1.3)	—	(1.8)

	—	375.6	187.1	(2.3)	560.4

Other income (expense)
Gain on investments	—	47.3	—	—	47.3
Gain (loss) on gold commodity derivative instruments, net	—	0.4	(9.9)	—	(9.5)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	5.0	1.4	8.5	(14.9)	—
Dividends, interest income, foreign currency exchange and other income	—	3.6	11.3	—	14.9
Interest expense—intercompany	(5.6)	(2.8)	(6.2)	14.6	—
Interest expense, net of capitalized interest	—	(25.1)	(10.0)	—	(35.1)

	(0.6)	24.8	(6.3)	(0.3)	17.6

Pre-tax (loss) income before minority interest and equity income (loss)	(0.6)	86.6	14.6	0.2	100.8
Income tax (expense) benefit	—	(18.5)	(15.4)	4.1	(29.8)
Minority interest in (income) loss of subsidiaries	(7.4)	(18.3)	(0.1)	6.5	(19.3)
Equity loss of Australian Magnesium Corporation	—	—	(0.7)	—	(0.7)
Equity income (loss) of affiliates	77.0	13.5	15.0	(87.5)	18.0

Net income (loss)	69.0	63.3	13.4	(76.7)	69.0
Preferred stock dividends	(1.9)	—	—	—	(1.9)

Net income (loss) applicable to common shares	$67.1	$63.3	$13.4	$(76.7)	$67.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$1,077.2	$361.4	$—	$1,438.6
Sales—base metals, net	—	—	32.2	—	32.2
Royalties	—	0.1	25.7	(0.9)	24.9

	—	1,077.3	419.3	(0.9)	1,495.7

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	573.6	250.4	(1.3)	822.7
Base metals	—	—	25.3	—	25.3
Depreciation, depletion and amortization	—	181.2	88.7	—	269.9
Exploration and research	—	27.4	24.3	—	51.7
General and administrative	—	43.1	14.1	0.5	57.7
Write-down of long-lived assets	—	1.2	0.6	—	1.8
Other	—	28.8	3.4	(7.6)	24.6

	—	855.3	406.8	(8.4)	1,253.7

Other income (expense)
Gain (loss) on investments, net	—	—	91.9	(7.6)	84.3
Gain on gold commodity derivative instruments, net	—	(18.6)	166.8	(76.6)	71.6
Gain on extinguishment of NYOL bonds, net	—	––	—	94.4	94.4
Gain on extinguishment of NYOL derivatives liability, net	—	—	––	76.6	76.6
Loss on extinguishment of debt	—	(14.3)	(5.2)	—	(19.5)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	10.2	12.5	6.1	(28.8)	—
Dividends, interest income, foreign currency exchange and other income (loss)	56.1	11.2	(3.1)	—	64.2
Interest expense—intercompany	(4.6)	(4.9)	(19.3)	28.8	—
Interest expense, net of capitalized interest	(1.1)	(37.3)	(14.2)	—	(52.6)

	60.6	(51.4)	223.0	86.8	319.0

Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	60.6	170.6	235.5	(94.3)	561.0
Income tax expense	(21.2)	(49.1)	(50.8)	(30.5)	(151.6)
Minority interest in (income) loss of subsidiaries	—	(75.9)	9.4	(7.1)	(73.6)
Equity loss and impairment of Australian Magnesium Corporation	––	––	(119.5)	––	(119.5)
Equity income (loss) of affiliates	168.7	25.8	154.0	(322.2)	26.3

Net income (loss) before cumulative effect of a change in accounting principle	208.1	71.4	228.6	(265.5)	242.6
Cumulative effect of a change in accounting principle, net of tax	—	(31.5)	(3.0)	—	(34.5)

Net income (loss)	208.1	39.9	225.6	(265.5)	208.1
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common shares	$208.1	$39.9	$225.6	$(265.5)	$208.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2002
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$840.8	$251.0	$—	$1,091.8
Sales—base metals, net	—	—	32.3	—	32.3
Royalties	—	1.2	16.2	(2.4)	15.0

	—	842.0	299.5	(2.4)	1,139.1

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	552.4	162.3	(2.7)	712.0
Base metals	—	—	19.4	—	19.4
Depreciation, depletion and amortization	—	149.4	76.4	—	225.8
Exploration and research	—	19.8	10.6	—	30.4
General and administrative	—	37.6	11.4	—	49.0
Other	—	2.4	(3.3)	—	(0.9)

	—	761.6	276.8	(2.7)	1,035.7

Other income (expense)
Gains on investments	––	47.3	––	––	47.3
Gain (loss) on gold commodity derivative instruments, net	—	0.4	(3.5)	—	(3.1)
Dividends, interest income, foreign currency exchange and other income (loss)—intercompany	5.0	1.9	10.6	(17.5)	—
Dividends, interest income, foreign currency exchange and other income (loss)	—	8.6	6.6	—	15.2
Interest expense—intercompany	(5.6)	(2.8)	(9.1)	17.5	—
Interest expense, net of capitalized interest	—	(50.2)	(16.0)	—	(66.2)

	(0.6)	5.2	(11.4)	—	(6.8)

Pre-tax (loss) income before minority interest, equity income (loss) and cumulative effect of a change in accounting principle	(0.6)	85.6	11.3	0.3	96.6
Income tax (expense) benefit	—	(16.8)	(18.3)	4.1	(31.0)
Minority interest in (income) loss of subsidiaries	(7.4)	(28.8)	1.4	5.0	(29.8)
Equity loss of Australian Magnesium Corporation	––	––	(0.7)	––	(0.7)
Equity income (loss) of affiliates	––	15.0	4.4	––	19.4
Equity income (loss) of subsidiaries	70.2	—	9.1	(79.3)	––

Net income (loss) income before cumulative effect of a change in accounting principle	62.2	55.0	7.2	(69.9)	54.5
Cumulative effect of a change in accounting principle, net of tax	—	7.7	—	—	7.7

Net income (loss)	62.2	62.7	7.2	(69.9)	62.2
Preferred stock dividends	(3.8)	—	—	—	(3.8)

Net income (loss) applicable to common shares	$58.4	$62.7	$7.2	$(69.9)	$58.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At June 30, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$181.7	$93.0	$—	$274.7
Marketable securities—short-term	—	1.5	10.5	—	12.0
Accounts receivable	154.0	36.3	284.0	(429.3)	45.0
Inventories	—	131.6	38.9	—	170.5
Stockpiles and ore on leach pads	—	255.4	21.6	—	277.0
Prepaid taxes	—	19.3	—	—	19.3
Deferred stripping costs—short term	—	24.0	4.7	—	28.7
Deferred income tax assets	—	(3.8)	57.3	—	53.5
Newmont Australia infrastructure bonds	—	––	114.3	—	114.3
Other current assets	390.1	20.7	155.7	(503.2)	63.3

Current assets	544.1	666.7	780.0	(932.5)	1,058.3
Property, plant and mine development, net	—	1,955.7	387.4	—	2,343.1
Mineral interests and other intangible assets, net	—	253.2	1,151.9	—	1,405.1
Investments	—	684.9	869.8	(859.6)	695.1
Investment in subsidiaries	4,901.3	—	2,078.6	(6,979.9)	—
Marketable securities—long-term	—	—	291.0	—	291.0
Deferred stripping costs—long term	—	32.0	7.3	—	39.3
Long-term stockpiles and ore on leach pads	—	260.2	22.3	—	282.5
Deferred income tax assets	15.1	538.4	325.8	—	879.3
Other long-term assets	0.8	554.6	4.8	(471.0)	89.2
Goodwill	—	93.7	2,975.0	—	3,068.7

Total assets	$5,461.3	$5,039.4	$8,893.9	$(9,243.0)	$10,151.6

Liabilities
Current portion of long-term debt	$—	$58.9	$117.5	$—	$176.4
Accounts payable	129.5	208.2	101.7	(288.4)	151.0
Deferred income tax liabilities	—	8.8	0.4	—	9.2
Derivative instruments	—	(5.7)	13.6	—	7.9
Employee-related benefits—short-term	––	77.6	39.6	––	117.2
Other accrued liabilities	20.7	541.1	499.7	(641.4)	420.1

Current liabilities	150.2	888.9	772.5	(929.8)	881.8
Long-term debt	19.0	993.6	264.6	—	1,277.2
Reclamation and remediation liabilities	—	295.9	126.1	—	422.0
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	(53.3)	70.6	—	17.3
Deferred income tax liabilities	64.0	145.8	501.9	30.5	742.2
Employee related benefits—long-term	—	214.7	—	—	214.7
Other long-term liabilities	294.2	107.2	546.3	(568.1)	379.6

Total liabilities	527.4	2,646.6	2,282.0	(1,467.4)	3,988.6

Minority interest in subsidiaries	—	409.6	346.5	(393.9)	362.2

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	579.7	—	0.1	(0.1)	579.7
Additional paid-in capital	4,284.6	2,045.1	5,785.6	(6,962.0)	5,153.3
Accumulated other comprehensive (loss) income	(3.9)	(43.6)	(10.6)	54.2	(3.9)
Retained (deficit) earnings	73.5	(18.3)	429.6	(413.7)	71.7

Total stockholders’ equity	4,933.9	1,983.2	6,265.4	(7,381.7)	5,800.8

Total liabilities and stockholders’ equity	$5,461.3	$5,039.4	$8,893.9	$(9,243.0)	$10,151.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2002
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$165.1	$236.6	$—	$401.7
Marketable securities—short-term	—	0.6	12.6	—	13.2
Accounts receivable	14.2	43.1	184.4	(197.2)	44.5
Inventories	—	126.4	42.9	—	169.3
Stockpiles and ore on leach pads	—	308.9	20.1	—	329.0
Prepaid taxes	—	28.3	—	—	28.3
Deferred stripping costs—short term	—	25.1	7.0	—	32.1
Deferred income tax assets	—	4.6	46.9	—	51.5
Other current assets	331.9	163.8	221.0	(673.0)	43.7

Current assets	346.1	865.9	771.5	(870.2)	1,113.3
Property, plant and mine development, net	—	1,916.5	370.5	—	2,287.0
Mineral interests and other intangible assets, net	—	243.6	1,171.7	—	1,415.3
Marketable securities—long-term	—	661.0	3,276.7	(2,731.0)	1,206.7
Investment in subsidiaries	4,516.9	—	—	(4,516.9)	—
Deferred stripping costs—long term	—	18.6	4.7	—	23.3
Long-term stockpiles and ore on leach pads	—	171.1	28.7	—	199.8
Deferred income tax assets	—	481.1	280.3	—	761.4
Other long-term assets	1.0	318.3	28.0	(227.2)	120.1
Goodwill	—	93.7	2,933.9	—	3,027.6

Total assets	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

Liabilities
Current portion of long-term debt	$—	$91.5	$23.8	$—	$115.3
Accounts payable	115.9	81.4	104.9	(196.9)	105.3
Deferred income tax liabilities	—	26.9	1.6	—	28.5
Derivative instruments	—	—	75.0	—	75.0
Employee-related benefits—short-term	––	63.8	37.2	––	101.0
Other accrued liabilities	48.3	422.5	471.0	(673.4)	268.4

Current liabilities	164.2	686.1	713.5	(870.3)	693.5
Long-term debt	—	1,090.1	611.2	—	1,701.3
Reclamation and remediation liabilities	—	168.0	120.5	—	288.5
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	388.7	—	388.7
Deferred income tax liabilities	49.0	155.2	452.2	—	656.4
Employee related benefits—long-term	—	232.8	1.3	—	234.1
Other long-term liabilities	161.0	95.1	335.6	(227.3)	364.4

Total liabilities	374.2	2,481.1	2,623.0	(1,097.6)	4,380.7

Minority interest in subsidiaries	—	379.3	365.1	(389.8)	354.6

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	565.0	—	0.1	(0.1)	565.0
Additional paid-in capital	4,109.0	2,022.2	5,688.7	(6,781.5)	5,038.4
Accumulated other comprehensive (loss) income	(64.0)	(54.3)	(74.7)	129.0	(64.0)
Retained (deficit) earnings	(120.2)	(58.5)	203.1	(144.6)	(120.2)

Total stockholders’ equity	4,489.8	1,909.4	5,877.9	(6,857.9)	5,419.2

Total liabilities and stockholders’ equity	$4,864.0	$4,769.8	$8,866.0	$(8,345.3)	$10,154.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions, as restated - see Note 23)
Operating activities:
Net income	$208.1	$39.9	$225.6	$(265.5)	$208.1
Adjustments to reconcile net income to net cash provided by operating activities	(224.8)	212.2	(151.2)	265.4	101.6
Change in working capital	15.3	(14.1)	(91.6)	(24.8)	(115.2)

Net cash (used in) provided by operating activities	(1.4)	238.0	(17.2)	(24.9)	194.5

Investing activities:
Additions to property, plant and mine development	—	(167.0)	(52.1)	—	(219.1)
Proceeds from sale of short-term investments	—	10.0	(56.2)	—	(46.2)
Proceeds from sale of TVX Newmont Americas	—	—	180.0	—	180.0
Investments in affiliates and other	0.6	10.1	(49.4)	—	(38.7)

Net cash provided by (used in) investing activities	0.6	(146.9)	22.3	—	(124.0)

Financing activities:
Net borrowings (repayments)	4.5	(75.6)	(136.3)	—	(207.4)
Dividends paid on common and preferred stock	(28.6)	—	(3.7)	—	(32.3)
Proceeds from stock issuance and other	24.9	—	(24.9)	24.9	24.9

Net cash provided by (used in) financing activities	0.8	(75.6)	(164.9)	24.9	(214.8)

Effect of exchange rate changes on cash	—	1.1	16.2	—	17.3

Net change in cash and cash equivalents	—	16.6	(143.6)	—	(127.0)
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	—	181.7	93.0	—	274.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2002
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions, as restated - see Note 23)
Operating activities:
Net income	$62.2	$62.7	$7.2	$(69.9)	$62.2
Adjustments to reconcile net income to net cash provided by operating activities	0.3	114.9	77.5	(0.3)	192.4
Change in working capital	—	12.4	(67.1)	—	(54.7)

Net cash provided by operating activities	62.5	190.0	17.6	(70.2)	199.9

Investing activities:
Additions to property, plant and mine development	—	(100.1)	(40.7)	—	(140.8)
Proceeds from sale of short-term investments	—	—	406.7	—	406.7
Proceeds from sale of marketable securities of Lihir	––	84.0	––	––	84.0
Proceeds from settlement of cross currency swaps	––	––	50.8	––	50.8
Net cash effect of acquisitions	(87.9)	—	—	—	(87.9)
Investments in affiliates	(70.2)	––	––	70.2	––
Proceeds from asset sales and other	––	(19.2)	14.4	––	(4.8)

Net cash provided by (used in) investing activities	(158.1)	(35.3)	431.2	70.2	308.0

Financing activities:
Net borrowings (repayments)	58.8	(180.6)	(300.9)	—	(422.7)
Dividends paid on common and preferred stock	(22.6)	—	(3.3)	—	(25.9)
Proceeds from stock issuance	59.3	3.6	––	––	62.9
Other	0.1	(0.7)	––	—	(0.6)

Net cash provided by (used in) financing activities	95.6	(177.7)	(304.2)	—	(386.3)

Effect of exchange rate changes on cash	—	0.3	14.1	—	14.4

Net change in cash and cash equivalents	—	(22.7)	158.7	—	136.0
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$126.7	$158.7	$—	$285.4

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

(23)    RESTATEMENT OF STATEMENTS OF CONSOLIDATED CASH FLOWS

The Statements of Consolidated Cash Flows for the six month periods ended June 30, 2003 and 2002 have been restated. The Company has determined that it had incorrectly classified the impact of foreign currency

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange rate changes among Net cash provided by operating activities and Effect of exchange rate changes on cash in the Statements of Consolidated Cash Flows and, therefore, a restatement is required to classify the impact of foreign currency exchange rate changes to the proper line items. In addition, for the six-month period ended June 30, 2003, the Company corrected certain misclassifications between Net cash provided by operating activities and Net cash used in investing activities.

The following Condensed Statements of Consolidated Cash Flows for the six month periods ended June 30, 2003 and 2002 set forth the effects of these restatements:

	Six Months Ended June 30, 2003
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net cash provided by operating activities	$224,946	$(30,360)	$194,586
Net cash used in investing activities	(119,206)	(4,805)	(124,011)
Net cash used in financing activities	(214,817)	—	(214,817)
Effect of exchange rate changes on cash	(17,865)	35,165	17,300
Net change in cash and cash equivalents	(126,942)	—	(126,942)
Cash and cash equivalents at the beginning of period	401,683	—	401,683
Cash and cash equivalents at the end of period	$274,741	$—	$274,741

	Six Months Ended June 30, 2002
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net cash provided by operating activities	$198,084	$1,848	$199,932
Net cash provided by investing activities	307,992		307,992
Net cash used in financing activities	(386,350)	—	(386,350)
Effect of exchange rate changes on cash	16,248	(1,848)	14,400
Net change in cash and cash equivalents	135,974	—	135,974
Cash and cash equivalents at the beginning of period	149,431	—	149,431
Cash and cash equivalents at the end of period	$285,405	$—	$285,405

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Restatements

As further described in Note 23 to the Consolidated Financial Statements, Newmont has determined that certain adjustments are required to restate the Statements of Consolidated Cash Flows for the six-month periods ended June 30, 2003 and 2002. The Company has determined that it incorrectly classified the impact of foreign currency exchange rate changes among Net cash provided by operating activities and Effect of exchange rate changes on cash in the Statements of Consolidated Cash Flows and, therefore, a restatement is required to classify the impact of foreign currency exchange rate changes to the proper line items. In addition, for the six-month period ended June 30, 2003, the Company corrected certain misclassifications between Net cash provided by operating activities and Net cash used in investing activities.

In total, the restatements decreased Net cash provided by operating activities by $30.4 million, increased Net cash used in investing activities by $4.8 million and increased Effect of exchange rate changes on cash by $35.2 million for the six-month period ended June 30, 2003. The restatements increased Net cash provided by operating activities by $1.8 million and decreased Effect of exchange rate changes on cash by $1.8 million for the six-month period ended June 30, 2002. The restatements had no effect on the Statements of Consolidated Operations and Comprehensive Income or the Consolidated Balance Sheets at or for the six-month periods ended June 30, 2003 and 2002.

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

Liquidity and Capital Resources

During the six months ended June 30, 2003, Net cash provided by operating activities was $194.6 million, compared to $199.9 million for the six months ended June 30, 2002. Operating cash flows in 2003 primarily reflect the impact of an increased average realized gold price in 2003 of $352 per ounce compared to $304 per ounce in 2002, offset by higher total cash costs and cash payments to settle derivative instruments. In 2003, there were several significant non-cash gains which have been included as non-cash adjustments to net income, including the gains on the extinguishments of the NYOL bonds and derivative liabilities totaling $171.0 million, the gain on exchange of Echo Bay shares for marketable securities of Kinross of $84.3 million, a gain on the mark-to-market of ineffective and partially effective derivative instruments of $71.7 million and a $34.5 million cumulative effect reflecting the adoption of SFAS No. 143. In 2002, net income was adjusted for a gain of $47.3 million on the disposition of the Lihir securities in addition to a $7.7 million non-cash gain for the cumulative effect with respect to depreciation, depletion and amortization. Net cash provided by operating activities in the first six months of 2003 was also net of $121.0 million of cash outflows to early settle derivatives classified as cash flow hedges.

Net cash (used) provided by investing activities was $(124.0) million and $308.0 million for the six months ended June 30, 2003 and 2002, respectively. Investing activities in 2003 used more cash primarily due to $78.3 million higher capital expenditures for property, plant and mine development and $405.0 million lower proceeds from the sale of short-term investments compared to the same period for 2002. See Investing Activities below for more information on capital expenditures in each year. The six months ended June 30, 2003 included $180.0 million of proceeds from the sale of TVX Newmont Americas, offset by a $56.2 million equity contribution to Australian Magnesium Corporation, an equity investment of the Company, net of approximately $10.0 million of cash payments received from Batu Hijau for inter-company charges. Additionally, during the six months ended June 30, 2003, $30.2 million was used for early settlement of ineffective derivative instruments and $11.2 million was used to acquire Newmont NFM minority interest. The six months ended June 30, 2002 also included proceeds of $84.0 million from the sale of Lihir securities, proceeds of $50.8 million from the sale of cross currency swaps, proceeds of $19.9 million from other, and a net $87.9 million outflow related to the acquisitions of Franco-Nevada and Normandy.

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

Investing Activities

Additions to Property, plant and mine development

	Six months ended June 30,
	2003	2002
	(unaudited, in millions)
North America:
Nevada	$52.6	$21.2
La Herradura, Mexico	1.1	1.1
Golden Giant, Canada	0.2	4.6
Holloway, Canada	0.9	0.7

Total North America	54.8	27.6

South America:
Yanacocha, Peru	99.7	69.7
Kori Kollo, Bolivia	0.6	0.6

Total South America	100.3	70.3

Australia:
Pajingo	6.4	3.4
Kalgoorlie	2.7	5.4
Yandal	8.5	10.8
Tanami	12.3	8.1

Total Australia	29.9	27.7

Other Operations:
Zarafshan-Newmont, Uzbekistan	0.6	2.7
Martha, New Zealand	9.9	3.9
Akyem, Ghang	1.8	—
Ahafo (Yamfo-Sefai), Ghang	4.6	—
Ovacik, Turkey	3.1	2.0

Total Other Operations	20.0	8.6

Other:
Base Metals Operations	6.1	3.8
Corporate and Other	8.0	2.8

Total Other	14.1	6.6

Total Newmont	$219.1	$140.8

Expenditures for North American operations during the first six months of 2003 ($54.8 million) included $26.5 million related to activities in Nevada for the development of the Leeville Underground Mine (“Leeville”). South American capital expenditures were primarily at Yanacocha ($99.7 million) with $66.4 million for mine and leach pads development and other ongoing expansion work. Australian capital expenditures of $29.9 million were primarily for mine development at the majority of the underground mines. Other projects include mine development at the Martha mine in New Zealand. Expenditures for North American operations during the first six months of 2002 included $21.2 million related to activities in Nevada, which included expenditures for the development of the Deep Post, Leeville and Chukar underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($69.7 million) for mine development and other ongoing expansion work.

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

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2003 that materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In June 2004, the Company discovered an error in its Statements of Consolidated Cash Flows. The error resulted from a misinterpretation of the accounting standards relating to Statements of Cash Flows. The Company brought the error to the attention of its Audit Committee and independent auditor and, in July 2004, determined that it would restate its Statements of Consolidated Cash Flows for the periods ending March 31, June 30, September 30 and December 31, 2002 and 2003, respectively, and March 31, 2004. See Note 23 to Consolidated Financial Statements. The Company is taking steps to strengthen our accounting staff and remediate the significant deficiency in the review processes surrounding the preparation of the financial statements.

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

12.1	Computation of Ratio of Earnings to Fixed Charges, filed with the Securities and Exchange Commission on October 24, 2003.

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