Form 10-Q/A
period 2003-09-30
NEWMONT MINING CORP /DE/
filed 2004-07-28
CIK 1164727

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed on November 3, 2003 (the “Original Filing”). Newmont Mining Corporation has filed this Amendment to correct an error in the Statements of Consolidated Cash Flows as described in Note 23, Restatement of Statements of Consolidated Cash Flows, as well as to make corresponding textual changes in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition and to add related information in Item 4, Controls and Procedures. Other information contained herein has not been updated. Therefore, you should read this Amendment together with other documents that we have filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	Nine Months Ended September 30,
	2003	2002
	(unaudited, in thousands, except per share)
Revenues
Sales—gold	$2,309,531	$1,789,579
Sales—base metals, net	42,379	46,644
Royalties	40,773	22,902

	2,392,683	1,859,125

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	1,280,692	1,143,806
Base metals	30,216	29,990
Depreciation, depletion and amortization	421,373	359,437
Exploration, research and development	82,365	55,711
General and administrative	86,656	78,709
Write-down of long-lived assets	5,376	283
Other	29,836	6,165

	1,936,514	1,674,101

Other income (expense)
Gain on investments, net	81,393	47,298
Gain (loss) on gold commodity derivative instruments, net	24,742	(14,338)
Gain on extinguishment of NYOL bonds, net	114,031	—
Gain on extinguishment of NYOL derivatives liability, net	106,506	—
Loss on extinguishment of debt	(19,530)	—
Dividends, interest income, foreign currency exchange and other income	86,020	23,514
Interest expense, net of capitalized interest of $5,665 and $3,912, respectively	(71,371)	(99,320)

	321,791	(42,846)

Pre-tax income before minority interest, equity (loss) income and impairment of affiliates and cumulative effect of a change in accounting principle	777,960	142,178
Income tax expense	(232,578)	(41,765)
Minority interest in income of subsidiaries	(130,721)	(62,329)
Equity loss and impairment of Australian Magnesium Corporation	(120,059)	(1,174)
Equity income of affiliates	62,467	38,341

Net income before cumulative effect of a change in accounting principle	357,069	75,251
Cumulative effect of a change in accounting principle, net of tax of $11,188 and $(4,147), respectively	(34,533)	7,701

Net income	322,536	82,952
Preferred stock dividends	—	(3,738)

Net income applicable to common shares	$322,536	$79,214

Net income	$322,536	$82,952
Other comprehensive income (loss), net of tax	93,172	(17,737)

Comprehensive income	$415,708	$65,215

Net income per common share before cumulative effect of a change in accounting principle, basic	$0.88	$0.20
Cumulative effect of a change in accounting principle per common share, basic	(0.08)	0.02

Net income per common share, basic	$0.80	$0.22

Net income per common share before cumulative effect of a change in accounting principle, diluted	$0.88	$0.20
Cumulative effect of a change in accounting principle per common share, diluted	(0.09)	0.02

Net income per common share, diluted	$0.79	$0.22

Basic weighted average common shares outstanding	405,243	360,577

Diluted weighted average common shares outstanding	407,941	362,023

Cash dividends declared per common share	$0.12	$0.09

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited, in thousands)
ASSETS

Cash and cash equivalents	$419,411	$401,683
Marketable securities	124,774	13,188
Accounts receivable	52,802	44,510
Inventories	178,076	169,324
Stockpiles and ore on leach pads	242,139	328,993
Prepaid taxes	21,281	28,335
Deferred stripping costs—short-term	49,871	32,085
Deferred income tax assets	54,286	51,451
Newmont Australia infrastructure bonds	116,415	—
Other current assets	66,103	43,687

Current assets	1,325,158	1,113,256
Property, plant and mine development, net	2,378,020	2,287,030
Mineral interests and other intangible assets, net	1,373,457	1,415,348
Investments	727,134	1,206,705
Deferred stripping costs—long-term	33,724	23,302
Long-term stockpiles and ore on leach pads	297,069	199,761
Deferred income tax assets	887,994	761,428
Other long-term assets	95,457	123,112
Goodwill	3,037,201	3,024,576

Total assets	$10,155,214	$10,154,518

LIABILITIES

Current portion of long-term debt	$175,927	$115,322
Accounts payable	148,890	105,277
Deferred income tax liabilities	3,793	28,469
Derivative instruments	5,093	74,999
Employee related benefits—short-term	143,038	100,936
Other current liabilities	347,190	268,460

Current liabilities	823,931	693,463
Long-term debt	1,198,126	1,701,282
Reclamation and remediation liabilities	418,340	288,536
Deferred revenue from sale of future production	53,841	53,841
Derivative instruments	8,563	388,659
Deferred income tax liabilities	802,938	656,452
Employee related benefits—long-term	205,121	234,103
Other long-term liabilities	312,189	364,376

Total liabilities	3,823,049	4,380,712

Commitments and contingencies (Note 18)
Minority interest in subsidiaries	368,238	354,558

STOCKHOLDERS’ EQUITY

Preferred stock—$5.00 par value; Authorized—5.0 million shares Issued and outstanding—none	—	—
Common stock—$1.60 par value; Authorized—750 million shares at each period end, respectively Issued and outstanding—
Common: 365.8 million and 353.2 million shares issued, less 90 thousand and 9 thousand treasury shares, respectively	585,387	565,019
Exchangeable: 55.9 million shares, less 12 million and 7 million redeemed shares, respectively
Additional paid-in capital	5,179,677	5,038,468
Accumulated other comprehensive income (loss)	29,146	(64,026)
Retained earnings (deficit)	169,717	(120,213)

Total stockholders’ equity	5,963,927	5,419,248

Total liabilities and stockholders’ equity	$10,155,214	$10,154,518

See Notes to Consolidated Financial Statements

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

As Restated. See Note 23.

	Nine Months Ended September 30,
	2003	2002
	(unaudited, in thousands)
Operating activities:
Net income	$322,536	$82,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	421,373	359,437
Accretion of accumulated reclamation obligations	17,119	—
Amortization of deferred stripping costs, net	(29,713)	28,759
Deferred income taxes	15,091	(26,685)
Foreign currency exchange gain	(70,821)	(2,426)
Minority interest, net of dividends of $80,273 and $4,000, respectively	50,448	58,329
Equity loss (income) and impairment of affiliates, net of dividends	63,694	(27,542)
Write-downs of inventories, stockpiles and ore on leach pads	20,433	37,608
Write-down of long-lived assets	5,376	283
Cumulative effect of a change in accounting principle, net of tax	34,533	(7,701)
Gain on investments, net	(81,393)	(47,298)
(Gain) loss on gold commodity derivative instruments, net	(24,742)	14,338
Gain on extinguishment of NYOL bonds, net	(114,031)	—
Gain on extinguishment of NYOL derivatives liability, net	(106,506)	—
Loss on extinguishment of debt	19,530	—
Gain on sale of assets and other	(13,472)	(20,253)
(Increase) decrease in operating assets:
Accounts receivable	4,780	17,765
Inventories, stockpiles and ore on leach pads	(19,124)	(11,926)
Other assets	2,903	49,013
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	44,916	(50,292)
Derivative instruments	(15,388)	(29,242)
Early settlement of derivative instruments classified as cash flow hedges	(118,591)	(1,168)
Other liabilities	(28,740)	3,939

Net cash provided by operating activities	400,211	427,890

Investing activities:
Additions to property, plant and mine development	(366,185)	(238,171)
Advances to joint ventures and affiliates, net	(40,013)	(24,750)
Proceeds from sale of investments	232,190	491,445
Proceeds from the sale of TVX Newmont Americas	180,000	—
Proceeds from sale of cross currency swaps	—	50,816
Early settlement of ineffective derivative instruments	(57,741)	(11,857)
Cash consideration for acquisition of Newmont NFM minority interest and other acquisitions	(11,195)	—
Cash consideration for acquisition of Normandy and Franco-Nevada, net of cash received and transaction costs	—	(88,114)
Proceeds from asset sales and other	1,613	30,316

Net cash (used in) provided by investing activities	(61,331)	209,685

Financing activities:
Proceeds from long-term debt	492,478	493,371
Repayment of long-term debt	(838,583)	(1,026,858)
Dividends paid on common and preferred stock	(48,695)	(37,931)
Proceeds from stock issuance and other	54,848	67,964
Other	—	(4)

Net cash used in financing activities	(339,952)	(503,458)

Effect of exchange rate changes on cash	18,800	8,600
Net change in cash and cash equivalents	17,728	142,717
Cash and cash equivalents at beginning of period	401,683	149,431

Cash and cash equivalents at end of period	$419,411	$292,148

Supplemental information:
Interest paid, net of amounts capitalized of $5,665 and $3,912, respectively	$97,413	$95,624
Income taxes paid	$145,157	$65,920

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

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(9) INVESTMENTS AND EQUITY INCOME OF AFFILIATES

Investments:

	At September 30, 2003	At December 31, 2002
	(unaudited, in thousands)
Investments in affiliates:
Batu Hijau	$717,398	$660,928
TVX Newmont Americas	—	183,028
Echo Bay Mines	—	210,643
Australian Magnesium Corporation	(574)	44,244
AGR Matthey Joint Venture	10,310	11,213

	727,134	1,110,056
Other:
Newmont Australia infrastructure bonds—long-term	—	96,649

	$727,134	$1,206,705

Other:
Newmont Australia infrastructure bonds—short-term	$116,415	—

Equity Loss and Impairment of Australian Magnesium Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Australian Magnesium Corporation	$(574)	$(486)	$(120,059)	$(1,174)

Equity Income of Affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands)
Batu Hijau	$36,035	$14,487	$61,785	$29,424
TVX Newmont Americas and other	—	4,111	810	8,003
AGR Matthey Joint Venture	154	331	(128)	914

Total	$36,189	$18,929	$62,467	$38,341

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

PTNNT had the following diesel forward purchase contracts outstanding at September 30, 2003 (unaudited):

	Expected Maturity Date or Transaction Date						Total/ Average	Fair Value
Diesel Forward Contracts:	2003	2004	2005	2006	2007	Thereafter		September 30, 2003	December 31, 2002
(US$ Denominated)								US$ (000)
Barrels (‘000)	15	120	40	—	—	—	175	80	600
Average price	$27.5	$28.1	$27.2	$—	$—	$—	$27.8

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The table below summarizes the entities under evaluation (unaudited, in thousands):

Entity	Ownership percentage	Nature of activities	Maximum exposure to loss (1)
			At September 30, 2003
Batu Hijau(3)	56.25%	Copper and gold mine	$782,098
QMC(2, 3)	26.9%	Magnesium	$44,426
AGR(3)	40%	Gold refining	$10,310
Proportionately-consolidated joint ventures	Various	Gold mining	$568,684
Fully-consolidated joint ventures	Various	Gold mining	$429,220

(1)	Maximum exposure to loss is composed of Newmont’s investment in the entity, the balance of loans or other receivables outstanding from the entity, and any contingent obligations for which Newmont could be liable in the future such as loan guarantees or support agreements.
(2)	Newmont has a 26.7% indirect interest in QMC through its 26.7% ownership of AMC (see Note 9).
(3)	Newmont accounts for its investment in this entity under the equity method.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial information relating to Newmont’s segments is as follows:

Three Months Ended September 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$251.6	$33.1	$284.7	$320.1	$18.0	$338.1	$33.2	$153.8	$187.0
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gains on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.2	$—	$0.2	$—	$0.6	$0.6
Interest expense	$—	$—	$—	$0.2	$—	$0.2	$—	$—	$—
Exploration, research and development	$5.4	$0.1	$5.5	$4.2	$—	$4.2	$1.3	$1.2	$2.5
Depreciation, depletion and amortization	$37.1	$6.7	$43.8	$48.5	$1.7	$50.2	$8.2	$24.7	$32.9
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$37.1	$4.4	$41.5	$160.2	$4.7	$164.9	$12.3	$22.5	$34.8
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss) affiliates	$—	$—	$—	$—	$—	$—	$—	$0.2	$0.2
Amortization of deferred stripping, net	$(8.5)	$—	$(8.5)	$—	$—	$—	$—	$(2.7)	$(2.7)
Write-down of long-lived assets	$—	$—	$—	$—	$—	$—	$—	$1.6	$1.6
Capital expenditures (as restated—see Note 23)	$33.6	$0.8	$34.4	$54.9	$0.1	$55.0	$4.9	$30.2	$35.1
Deferred stripping costs	$57.9	$6.6	$64.5	$—	$—	$—	$—	$12.0	$12.0
Total assets	$1,507.0	$138.7	$1,645.7	$1,306.1	$24.2	$1,330.3	$181.3	$1,117.4	$1,298.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$18.1	$37.4	$865.3	$10.2	$—	$—	$5.6	$881.1
Royalties	$—	$—	$—	$—	$—	$15.9	$—	$15.9
Gain on investments, net	$—	$—	$—	$—	$—	$(3.3)	$—	$(3.3)
Gains on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$49.5	$—	$49.5
Interest income	$0.1	$(0.1)	$0.9	$—	$—	$—	$—	$0.9
Interest expense	$0.1	$—	$0.3	$—	$—	$—	$18.5	$18.8
Exploration, research and development	$—	$2.9	$15.1	$1.1	$7.9	$1.5	$5.1	$30.7
Depreciation, depletion and amortization	$2.5	$10.8	$140.2	$2.0	$0.8	$7.2	$1.3	$151.5
Pre-tax income (loss) before minority interest, equity income (loss) and cumulative effect	$7.8	$6.0	$255.0	$2.1	$(8.7)	$52.7	$(84.1)	$217.0
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(0.6)	$(0.6)
Equity income (loss) affiliates	$—	$—	$0.2	$—	$—	$—	$36.0	$36.2
Amortization of deferred stripping, net	$—	$(4.4)	$(15.6)	$—	$—	$—	$—	$(15.6)
Write-down of long-lived assets	$—	$—	$1.6	$—	$—	$—	$2.0	$3.6
Capital expenditures (as restated—see Note 23)	$1.8	$10.4	$136.7	$4.4	$0.4	$—	$5.6	$147.1
Deferred stripping costs	$—	$7.1	$83.6	$—	$—	$—	$—	$83.6
Total assets	$97.9	$354.6	$4,727.2	$251.1	$1,141.9	$2,131.3	$1,903.7	$10,155.2

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nine Months Ended September 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$658.2	$108.7	$766.9	$781.3	$57.9	$839.2	$91.7	$428.5	$520.2
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gains on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gains on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.7	$—	$0.7	$—	$4.2	$4.2
Interest expense	$0.1	$—	$0.1	$2.7	$—	$2.7	$—	$—	$—
Exploration, research and development	$13.7	$0.1	$13.8	$9.9	$—	$9.9	$2.8	$3.9	$6.7
Depreciation, depletion and amortization	$103.4	$24.9	$128.3	$124.4	$5.6	$130.0	$20.7	$67.8	$88.5
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$81.3	$9.3	$90.6	$365.5	$15.7	$381.2	$35.4	$30.9	$66.3
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss) affiliates	$—	$—	$—	$—	$—	$—	$—	$0.7	$0.7
Cumulative effect of a change in accounting principal, net of tax	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(3.6)	$(2.8)
Amortization of deferred stripping, net	$(20.5)	$(0.3)	$(20.8)	$—	$—	$—	$—	$(3.6)	$(3.6)
Write-down of long-lived assets	$—	$—	$—	$1.2	$—	$1.2	$—	$2.2	$2.2
Capital expenditures (as restated—see Note 23)	$86.2	$3.0	$89.2	$154.6	$0.7	$155.3	$11.3	$53.7	$65.0
Deferred stripping costs	$57.9	$6.6	$64.5	$—	$—	$—	$—	$12.0	$12.0
Total assets	$1,507.0	$138.7	$1,645.7	$1,306.1	$24.2	$1,330.3	$181.3	$1,117.4	$1,298.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$60.7	$106.3	$2,293.3	$42.4	$—	$—	$16.2	$2,351.9
Royalties	$—	$—	$—	$—	$—	$40.8	$—	$40.8
Gains on investments, net	$—	$—	$—	$—	$—	$81.4	$—	$81.4
Gains on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$201.0	$—	$201.0
Interest income	$0.1	$(0.1)	$5.0	$—	$—	$0.1	$0.8	$5.9
Interest expense	$0.5	$—	$3.3	$—	$—	$—	$68.1	$71.4
Exploration, research and development	$—	$13.7	$44.1	$2.8	$22.8	$4.8	$7.9	$82.4
Depreciation, depletion and amortization	$8.0	$27.5	$382.3	$15.8	$2.5	$17.5	$3.3	$421.4
Pre-tax income (loss) before minority interest, equity income and cumulative effect of a change in accounting principle	$26.6	$4.6	$569.3	$(6.8)	$(25.6)	$297.6	$(56.5)	$778.0
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(120.1)	$(120.1)
Equity income (loss) affiliates	$—	$—	$0.7	$—	$—	$—	$61.8	$62.5
Cumulative effect of a change in accounting principal, net of tax	$(1.3)	$(3.2)	$(57.7)	$(0.3)	$—	$—	$23.5	$(34.5)
Amortization of deferred stripping, net	$—	$(5.3)	$(29.7)	$—	$—	$—	$—	$(29.7)
Write-down of long-lived assets	$—	$—	$3.4	$—	$—	$—	$2.0	$5.4
Capital expenditures (as restated—see Note 23)	$2.4	$29.8	$341.7	$10.5	$0.4	$—	13.6	$366.2
Deferred stripping costs	$—	$7.1	$83.6	$—	$—	$—	$—	$83.6
Total assets	$97.9	$354.6	$4,727.2	$251.1	$1,141.9	$2,131.3	$1,903.7	$10,155.2

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	At September 30, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$350.6	$68.8	$—	$419.4
Marketable securities	—	1.3	123.5	—	124.8
Accounts receivable	482.7	214.6	360.2	(1,004.7)	52.8
Inventories	—	127.2	50.9	—	178.1
Stockpiles and ore on leach pads	—	215.2	26.9	—	242.1
Prepaid taxes	—	21.3	—	—	21.3
Deferred stripping costs—short term	—	30.8	19.1	—	49.9
Deferred income tax assets	—	(4.1)	58.4	—	54.3
Newmont Australia infrastructure bonds	—	—	116.4	—	116.4
Other current assets	261.9	40.7	11.4	(247.9)	66.1

Current assets	744.6	997.6	835.6	(1,252.6)	1,325.2
Property, plant and mine development, net	—	1,971.8	406.2	—	2,378.0
Mineral interests and other intangible assets, net	—	245.2	1,128.3	—	1,373.5
Investments in affiliates	—	717.4	867.7	(858.0)	727.1
Investment in subsidiaries	4,764.3	—	2,265.5	(7,029.8)	—
Deferred stripping costs—long term	—	33.7	—	—	33.7
Long-term stockpiles and ore on leach pads	—	275.5	21.6	—	297.1
Deferred income tax assets	15.1	529.7	343.2	—	888.0
Other long-term assets	130.1	576.1	166.4	(777.2)	95.4
Goodwill	—	93.7	2,943.5	—	3,037.2

Total assets	$5,654.1	$5,440.7	$8,978.0	$(9,917.6)	$10,155.2

Liabilities
Current portion of long-term debt	$—	$56.9	$119.0	$—	$175.9
Accounts payable	129.5	611.9	921.3	(1,513.8)	148.9
Deferred income tax liabilities	—	—	3.8	—	3.8
Derivative instruments	—	0.1	5.0	—	5.1
Employee-related benefits—short-term	—	103.0	40.0	—	143.0
Other accrued liabilities	21.6	294.5	29.6	1.5	347.2

Current liabilities	151.1	1,066.4	1,118.7	(1,512.3)	823.9
Long-term debt	—	984.1	214.0	—	1,198.1
Reclamation and remediation liabilities	—	290.8	127.5	—	418.3
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	8.6	—	8.6
Deferred income tax liabilities	64.0	182.7	530.8	25.4	802.9
Employee related benefits—long-term	—	205.1	—	—	205.1
Other long-term liabilities	296.0	107.8	670.3	(761.7)	312.4

Total liabilities	511.1	2,890.7	2,669.9	(2,248.6)	3,823.1

Minority interest in subsidiaries	—	399.4	329.7	(360.9)	368.2

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	585.4	—	0.1	(0.1)	585.4
Additional paid-in capital	4,355.2	2,070.7	5,462.0	(6,708.2)	5,179.7
Accumulated other comprehensive (loss) income	29.1	(44.3)	22.1	22.2	29.1
Retained (deficit) earnings	173.3	124.2	433.5	(561.3)	169.7

Total stockholders’ equity	5,143.0	2,150.6	5,978.4	(7,308.1)	5,963.9

Total liabilities and stockholders’ equity	$5,654.1	$5,440.7	$8,978.0	$(9,917.6)	$10,155.2

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 30, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions, as restated - see Note 23)
Operating activities:
Net income	$322.5	$184.9	$307.5	$(492.4)	$322.5
Adjustments to reconcile net income to net cash provided by operating activities	(336.9)	236.3	(184.9)	492.4	206.9
Change in working capital	15.8	(50.8)	(94.2)	—	(129.2)

Net cash provided by (used in) operating activities	1.4	370.4	28.4	—	400.2

Investing activities:
Additions to property, plant and mine development	—	(266.3)	(99.9)	—	(366.2)
Proceeds from sale of short-term investments	—	—	232.2	—	232.2
Proceeds from sale of TVX Newmont Americas	—	—	180.0	—	180.0
Investments in affiliates and other	0.6	19.3	(127.2)	—	(107.3)

Net cash provided by (used in) investing activities	0.6	(247.0)	185.1	—	(61.3)

Financing activities:
Net borrowings (repayments)	(13.6)	60.9	(393.4)	—	(346.1)
Dividends paid on common and preferred stock	(43.2)	—	(5.5)	—	(48.7)
Proceeds from stock issuance and other	54.8	—	—	—	54.8

Net cash provided by (used in) financing activities	(2.0)	60.9	(398.9)	—	(340.0)

Effect of exchange rate changes on cash	—	1.2	17.6	—	18.8

Net change in cash and cash equivalents	—	185.5	(167.8)	—	17.7
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	$—	$350.6	$68.8	$—	$419.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 30, 2002
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions, as restated - see Note 23)
Operating activities:
Net income	$83.0	$108.1	$118.1	$(226.2)	$83.0
Adjustments to reconcile net income to net cash provided by operating activities	—	244.4	122.4	—	366.8
Change in working capital	—	(9.6)	(12.4)	—	(22.0)

Net cash provided by operating activities	83.0	342.9	228.1	(226.2)	427.8

Investing activities:
Additions to property, plant and mine development	—	(149.8)	(88.4)	—	(238.2)
Proceeds from sale of short-term investments	—	—	407.4	—	407.4
Proceeds from sale of marketable securities of Lihir	—	84.0	—	—	84.0
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Net cash effect of acquisitions	(88.1)	—	—	—	(88.1)
Investments in affiliates	(83.0)	—	—	83.0	—
Proceeds from asset sales and other	—	(15.5)	9.3	—	(6.2)

Net cash provided by (used in) investing activities	(171.1)	(81.3)	379.1	83.0	209.7

Financing activities:
Net borrowings (repayments)	56.7	(277.3)	(456.2)	143.2	(533.6)
Dividends paid on common and preferred stock	(33.0)	—	(5.0)	—	(38.0)
Proceeds from stock issuance	64.4	3.6	—	—	68.0
Other	—	(1.0)	1.2	—	0.2

Net cash provided by (used in) financing activities	88.1	(274.7)	(460.0)	143.2	(503.4)

Effect of exchange rate changes on cash	—	0.1	8.5	—	8.6

Net change in cash and cash equivalents	—	(13.0)	155.7	—	142.7
Cash and cash equivalents at beginning of period	—	149.4	—	—	149.4

Cash and cash equivalents at end of period	$—	$136.4	$155.7	$—	$292.1

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(23) RESTATEMENT OF STATEMENTS OF CONSOLIDATED CASH FLOWS

The Statements of Consolidated Cash Flows for the nine-month periods ended September 30, 2003 and 2002 have been restated. The Company has determined that it had incorrectly classified the impact of foreign currency exchange rate changes among Net cash provided by operating activities and Effect of exchange rate changes on cash in the Statements of Consolidated Cash Flows and, therefore, a restatement is required to classify the impact of foreign currency exchange rate changes to the proper line items. In addition, for the nine-month period ended September 30, 2003, the Company corrected certain misclassifications between Net cash provided by operating activities and Net cash used in investing activities.

The following Condensed Statements of Consolidated Cash Flows for the nine-month periods ended September 30, 2003 and 2002 set forth the effects of these restatements:

	Nine Months Ended September 30, 2003
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net cash provided by operating activities	$434,413	$(34,202)	$400,211
Net cash used in investing activities	(59,144)	(2,187)	(61,331)
Net cash used in financing activities	(339,952)	—	(339,952)
Effect of exchange rate changes on cash	(17,589)	36,389	18,800
Net change in cash and cash equivalents	17,728	—	17,728
Cash and cash equivalents at the beginning of period	401,683	—	401,683
Cash and cash equivalents at the end of period	$419,411	$—	$419,411

	Nine Months Ended September 30, 2002
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net cash provided by operating activities	$445,144	$(17,254)	$427,890
Net cash provided by investing activities	209,685		209,685
Net cash used in financing activities	(503,458)	—	(503,458)
Effect of exchange rate changes on cash	(8,654)	17,254	8,600
Net change in cash and cash equivalents	142,717	—	142,717
Cash and cash equivalents at the beginning of period	149,431	—	149,431
Cash and cash equivalents at the end of period	$292,148	$—	$292,148

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Restatements

As further described in Note 23 to the Consolidated Financial Statements, Newmont has determined that certain adjustments are required to restate the Statements of Consolidated Cash Flows for the nine-month periods ended September 30, 2003 and 2002. The Company has determined that it incorrectly classified the impact of foreign currency exchange rate changes among Net cash provided by operating activities and Effect of exchange rate changes on cash in the Statements of Consolidated Cash Flows and, therefore, a restatement is required to classify the impact of foreign currency exchange rate changes to the proper line items. In addition, for the nine-month period ended September 30, 2003, the Company corrected certain misclassifications between Net cash provided by operating activities and Net cash used in investing activities.

In total, the restatements decreased Net cash provided by operating activities by $34.2 million, increased Net cash used in investing activities by $2.2 million and increased Effect of exchange rate changes on cash by $36.4 million for the nine-month period ended September 30, 2003. The restatements decreased Net cash provided by operating activities by $17.3 million and increased Effect of exchange rate changes on cash by $17.3 million for the nine-month period ended September 30, 2002. The restatements had no effect on the Statements of Consolidated Operations and Comprehensive Income or the Consolidated Balance Sheets at or for the nine-month periods ended September 30, 2003 and 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,,
	2003	2002	2003	2002
Equity gold sales ounces (000)	2,064	2,088	5,669	5,416
Total cash costs per ounce	$201	$189	$205	$193
Average price realized per ounce	$366	$315	$357	$308

See reconciliation of total cash costs per ounce to Costs applicable to sales—gold starting on page 50.

Results of Operations

Gold Sales and Total Cash Costs

	Equity Ounces		Total Cash Costs
	Three Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands, except total cash costs per ounce)
North America:
Nevada	696.9	722.0	$240	$225
Golden Giant, Canada	42.8	60.4	238	217
Holloway, Canada	17.4	20.0	297	161
Mesquite, California	12.6	16.3	196	214
La Herradura, Mexico	16.5	17.7	181	169

Total/Weighted Average	786.2	836.4	239	222

South America:
Yanacocha, Peru	451.2	329.6	113	119
Kori Kollo, Bolivia	43.8	64.9	199	152

Total/Weighted Average	495.0	394.5	121	124

Australia:
Pajingo	90.9	77.2	128	98
Yandal	151.8	170.1	269	231
Tanami	153.1	133.4	241	206
Kalgoorlie	116.0	94.6	266	224

Total/Weighted Average	511.8	475.3	235	201

Other Operations:
Minahasa, Indonesia	23.1	28.3	182	259
Zarafshan-Newmont, Uzbekistan	50.2	70.3	153	122
Martha, New Zealand	26.2	27.7	217	138
Ovacik, Turkey	51.5	36.6	128	123

Total/Weighted Average	151.0	162.9	160	149

Equity Investments and other:
Batu Hijau, Indonesia	116.5	96.9	N/A	N/A
Echo Bay	—	66.4	N/A	N/A
TVX Newmont Americas	—	54.4	N/A	N/A
Golden Grove	3.6	1.2	N/A	N/A

Newmont Total/Weighted Average	2,064.1	2,088.0	$201	$189

North America:
Nevada	1,865.1	1,927.1	$239	$235
Golden Giant, Canada	161.8	201.2	246	196
Holloway, Canada	50.1	71.0	300	192
Mesquite, California	42.8	44.2	172	180
La Herradura, Mexico	50.9	48.5	171	177

Total/Weighted Average	2,170.7	2,292.0	238	228

South America:
Yanacocha, Peru	1,130.0	823.1	118	131
Kori Kollo, Bolivia	144.5	191.9	186	154

Total/Weighted Average	1,274.5	1,015.0	125	135

	Equity Ounces		Total Cash Costs
	Three Months Ended September 30,
	2003	2002	2003	2002
	(unaudited, in thousands, except total cash costs per ounce)
Australia:
Pajingo	258.7	208.6	125	91
Yandal	433.0	423.8	283	220
Tanami	449.3	318.1	239	202
Kalgoorlie	309.2	221.1	263	220

Total/Weighted Average	1,450.2	1,171.6	237	192

Other Operations:
Minahasa, Indonesia	81.2	114.1	231	206
Zarafshan-Newmont, Uzbekistan	171.9	194.0	148	135
Martha, New Zealand	73.5	74.3	225	132
Ovacik, Turkey	137.7	84.6	126	128

Total/Weighted Average	464.3	467.0	168	151

Equity Investments and other:
Batu Hijau, Indonesia	262.7	200.2	N/A	N/A
Echo Bay	21.2	129.3	N/A	N/A
TVX Newmont Americas	14.5	130.6	N/A	N/A
Golden Grove	10.4	10.3	N/A	N/A

Newmont Total/Weighted Average	5,668.5	5,416.0	$205	$193

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

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Mesquite		La Herradura		Golden Giant
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$172.2	$184.7	$2.6	$3.5	$3.1	$3.0	$10.6	$13.6
Minority interest	—	—	—	—	—	—		—
Reclamation/accretion expense	(1.7)	(1.5)	(0.1)	—	(0.1)	—	(0.4)	(0.4)
Non-cash inventory adjustment	—	0.1	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	(1.9)	(20.4)	—	—	—	—	—	(0.2)
Other	(7.8)	(0.3)	—	—	—	—	—	—

Total cash cost for per ounce calculation	$160.8	$162.6	$2.5	$3.5	$3.0	$3.0	$10.2	$13.0
Equity ounces sold (000)	696.9	722.0	12.6	16.3	16.5	17.7	42.8	60.4
Equity cash cost per ounce sold	$240	$225	$196	$214	$181	$169	$238	$217

	Holloway		Total North America		Yanacocha		Kori Kollo
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$5.3	$3.4	$193.8	$208.2	$105.3	$82.4	$10.8	$11.6
Minority interest	—	—	—	—	(53.3)	(41.1)	(1.3)	(1.4)
Reclamation/accretion expense	(0.1)	(0.1)	(2.4)	(2.0)	(0.8)	(1.4)	(0.7)	(0.3)
Non-cash inventory adjustment	—	—	—	0.1	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(1.9)	(20.6)	—	—	—	—
Other	—	—	(7.8)	(0.3)	—	(0.7)	—	—

Total cash cost for per ounce calculation	$5.2	$3.3	$181.7	$185.4	$51.2	$39.2	$8.8	$9.9
Equity ounces sold (000)	17.4	20.0	786.2	836.4	451.2	329.6	43.8	64.9
Equity cash cost per ounce sold	$297	$161	$239	$222	$113	$119	$199	$152

	Total South America		Pajingo		Yandal		Tanami
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$116.1	$94.0	$11.7	$7.8	$41.7	$40.8	$37.2	$32.9
Minority interest	(54.6)	(42.5)	—	—	—	—	0.1	(4.6)
Reclamation/accretion expense	(1.5)	(1.7)	—	(0.2)	(0.5)	(0.9)	(0.3)	(0.6)
Non-cash inventory adjustment	—	—	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(0.3)	(0.6)	—	—
Other	—	(0.7)	—	(0.1)	—	—	—	(0.5)

Total cash cost for per ounce calculation	$60.0	$49.1	$11.7	$7.5	$40.9	$39.3	$37.0	$27.2
Equity ounces sold (000)	495.0	394.5	90.9	77.2	151.8	170.1	153.1	133.4
Equity cash cost per ounce sold	$121	$124	$128	$98	$269	$231	$241	$206

	Kalgoorlie		Total Australia		Minahasa		Martha
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$31.3	$21.6	$121.9	$103.1	$4.6	$8.8	$5.8	$4.0
Minority interest	—	—	0.1	(4.6)	—	—	0.1	—
Reclamation/accretion expense	(0.3)	(0.4)	(1.1)	(2.1)	(0.1)	(0.8)	(0.1)	(0.1)
Non-cash inventory adjustment	—	(0.1)	—	(0.1)	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(0.3)	(0.6)	—	(0.3)	—	—
Other	—	—	—	(0.6)	(0.3)	(0.4)	—	—

Total cash cost for per ounce calculation	$31.0	$21.1	$120.6	$95.1	$4.2	$7.3	$5.8	$3.9
Equity ounces sold (000)	116.0	94.6	511.8	475.3	23.1	28.3	26.2	27.7
Equity cash cost per ounce sold	$266	$224	$235	$201	$182	$259	$217	$138

	Ovacik		Zarafshan- Newmont		Total Other International		Total Gold
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$6.7	$4.7	$7.7	$8.4	$24.8	$25.9	$456.6	$431.2
Minority interest	—	—	—	—	0.1	—	(54.4)	(47.1)
Reclamation/accretion expense	—	(0.1)	—	0.2	(0.3)	(0.8)	(5.3)	(6.6)
Non-cash inventory adjustment	—	—	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	—	(0.3)	(2.2)	(21.5)
Other	—	(0.1)	—	—	(0.3)	(0.5)	(8.1)	(2.1)

Total cash cost for per ounce calculation	$6.7	$4.5	$7.7	$8.6	$24.3	$24.3	$386.6	$353.9
Equity ounces sold (000)	51.5	36.6	50.2	70.3	151.0	162.9	1,944.0	1,869.1
Equity cash cost per ounce sold	$128	$123	$153	$122	$160	$149	$201	$189

	Golden Grove		Kasese		Other Non-Gold		Consolidated
For the Three Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$4.8	$8.8	$—	$1.7	$1.5	$0.7	$462.9	$442.4
Minority interest	—	—	—	—	—	—	(54.4)	(47.1)
Reclamation/accretion expense	—	—	—	—	—	—	(5.3)	(6.6)
Non-cash inventory adjustment	—	—	—	—	—	—	—	—
Write-downs of inventories, stock piles and ore on leach pads	(0.3)	(0.2)	—	—	—	—	(2.5)	(21.7)
Other	(4.5)	(8.6)	—	(1.7)	(1.5)	(0.7)	(14.1)	(13.1)

Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$386.6	$353.9
Equity ounces sold (000)	—	—	—	—	—	—	1,944.0	1,869.1
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$201	$189

Reconciliation of Costs applicable to sales (“CAS”) to total cash costs per ounce (unaudited):

	Nevada		Mesquite		La Herradura		Golden Giant
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$456.1	$494.2	$7.6	$8.0	$8.8	$8.7	$41.0	$40.9
Minority interest	—	—	—	—	—	—		—
Reclamation/accretion expense	(4.8)	(4.4)	(0.2)	—	(0.1)	(0.1)	(1.2)	(1.2)
Non-cash inventory adjustment	—	(1.4)	—	—	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	(2.9)	(35.7)	—	—	—	—	—	(0.2)
Other	(11.0)	(0.3)	—	—	—	—	—	—

Total cash cost for per ounce calculation	$437.4	$452.4	$7.4	$8.0	$8.7	$8.6	$39.8	$39.5
Equity ounces sold (000)	1,865.1	1,927.1	42.8	44.2	50.9	48.5	161.8	201.2
Equity cash cost per ounce sold	$239	$235	$172	$180	$171	$177	$246	$196

	Holloway		Total North America		Yanacocha		Kori Kollo
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$15.4	$14.1	$528.9	$565.9	$274.3	$221.1	$32.6	$34.4
Minority interest	—	—	—	—	(138.7)	(110.7)	(3.9)	(4.1)
Reclamation/accretion expense	(0.4)	(0.4)	(6.7)	(6.1)	(2.5)	(2.0)	(1.8)	(0.8)
Non-cash inventory adjustment	—	—	—	(1.4)	—	—	—	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(2.9)	(35.9)	—	—	—	—
Other	—	—	(11.0)	(0.3)	—	(0.7)	—	—

Total cash cost for per ounce calculation	$15.0	$13.7	$508.3	$522.2	$133.1	$107.7	$26.9	$29.5
Equity ounces sold (000)	50.1	71.0	2,170.7	2,292.0	1,130.0	823.1	144.5	191.9
Equity cash cost per ounce sold	$300	$192	$238	$228	$118	$131	$186	$154

	Total South America		Pajingo		Yandal		Tanami
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$306.9	$255.5	$32.5	$20.6	$126.8	$96.8	$114.6	$78.0
Minority interest	(142.6)	(114.8)	—	—	—	—	(4.2)	(11.0)
Reclamation/accretion expense	(4.3)	(2.8)	(0.1)	(0.6)	(1.6)	(2.3)	(0.8)	(1.3)
Non-cash inventory adjustment	—	—	—	(0.8)	—	(0.3)	—	(1.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(2.7)	(1.0)	(2.0)	—
Other	—	(0.7)	—	(0.3)	—	(0.1)	—	(0.8)

Total cash cost for per ounce calculation	$160.0	$137.2	$32.4	$18.9	$122.5	$93.1	$107.6	$63.8
Equity ounces sold (000)	1,274.5	1,015.0	258.7	208.6	433.0	423.8	449.3	318.1
Equity cash cost per ounce sold	$125	$135	$125	$91	$283	$220	$239	$202

	Kalgoorlie		Total Australia		Minahasa		Martha
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$83.4	$52.0	$357.3	$247.4	$21.7	$26.1	$19.7	$10.8
Minority interest	—	—	(4.2)	(11.0)	—	—	(0.3)	—
Reclamation/accretion expense	(1.1)	(1.1)	(3.6)	(5.3)	(0.4)	(0.8)	(0.3)	(0.3)
Non-cash inventory adjustment	—	(2.2)	—	(4.4)	—	—	—	(0.5)
Write-downs of inventories, stockpiles and ore on leach pads	(1.0)	—	(5.7)	(1.0)	(1.3)	(0.3)	(2.6)	—
Other	—	—	—	(1.2)	(1.3)	(1.5)	—	(0.1)

Total cash cost for per ounce calculation	$81.3	$48.7	$343.8	$224.5	$18.7	$23.5	$16.5	$9.9
Equity ounces sold (000)	309.2	221.1	1,450.2	1,171.6	81.2	114.1	73.5	74.3
Equity cash cost per ounce sold	$263	$220	$237	$192	$231	$206	$225	$132

	Ovacik		Zarafshan-Newmont		Total Other International		Total Gold
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$17.6	$11.9	$25.7	$25.8	$84.7	$74.6	$1,277.8	$1,143.4
Minority interest	—	—	—	—	(0.3)	—	(147.1)	(125.8)
Reclamation/accretion expense	(0.2)	(0.3)	(0.2)	0.4	(1.1)	(1.0)	(15.7)	(15.2)
Non-cash inventory adjustment	—	(0.6)	—	—	—	(1.1)	—	(6.9)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(3.9)	(0.3)	(12.5)	(37.2)
Other	—	(0.2)	—	—	(1.3)	(1.8)	(12.3)	(4.0)

Total cash cost for per ounce calculation	$17.4	$10.8	$25.5	$26.2	$78.1	$70.4	$1,090.2	$954.3
Equity ounces sold (000)	137.7	84.6	171.9	194.0	464.3	467.0	5,359.7	4,945.6
Equity cash cost per ounce sold	$126	$128	$148	$135	$168	$151	$205	$193

	Golden Grove		Kasese		Other Non-Gold		Consolidated
For the Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions)
Costs applicable to sales per financial statements	$29.7	$21.8	$—	$7.8	$3.4	$0.8	$1,310.9	$1,173.8
Minority interest	—	—	—	—	—	—	(147.1)	(125.8)
Reclamation/accretion expense	—	—	—	—	—	—	(15.7)	(15.2)
Non-cash inventory adjustment	—	—	—	—	—	—	—	(6.9)
Write-downs of inventories, stockpiles and ore on leach pads	(7.1)	(0.4)	—	—	—	—	(19.6)	(37.6)
Other	(22.6)	(21.4)	—	(7.8)	(3.4)	(0.8)	(38.3)	(34.0)

Total cash cost for per ounce calculation	$—	$—	$—	$—	$—	$—	$1,090.2	$954.3
Equity ounces sold (000)	—	—	—	—	—	—	5,359.7	4,945.6
Equity cash cost per ounce sold	$—	$—	$—	$—	$—	$—	$205	$193

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

Three months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars
	(unaudited)
North America:
La Herradura	(8)%	$(100)	$(6)	(7)%	$(83)	$(5)
Golden Giant	12%	$1,271	$30	(1)%	$(131)	$(2)
Holloway	12%	$566	$32	(1)%	$(41)	$(2)
South America:
Minera Yanacocha	2%	$242	$1	(2)%	$(170)	$(1)
Kori Kollo	(7)%	$(330)	$(8)	(9)%	$(498)	$(8)
Australia:
Pajingo	17%	$1,829	$20	6%	$442	$6
Kalgoorlie	17%	$5,362	$46	6%	$1,034	$11
Yandal	17%	$6,983	$46	6%	$2,125	$12
Tanami	17%	$5,967	$39	6%	$1,570	$12
Other International:
Zarafshan-Newmont Joint Venture	(26)%	$(304)	$(6)	(90)%	$(712)	$(10)
Minahasa	6%	$17	$1	8%	$45	$2
Martha	17%	$1,656	$63	6%	$334	$12
Ovacik	15%	$641	$12	(18)%	$(207)	$(6)

Nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002(1)
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in US dollars (000)	Increase (decrease) to total cash costs per ounce in US dollars
	(unaudited)
North America:
La Herradura	(12)%	$(365)	$(7)	(2)%	$(55)	$(1)
Golden Giant	9%	$3,628	$22	(2)%	$(796)	$(4)
Holloway	9%	$1,307	$28	(2)%	$(267)	$(4)
South America:
Minera Yanacocha	—%	$96	$—	1%	$291	$—
Kori Kollo	(8)%	$(1,035)	$(7)	(8)%	$(1,381)	$(7)
Australia(1):
Pajingo	15%	$4,295	$15	5%	$764	$3
Kalgoorlie	15%	$12,714	$39	5%	$2,133	$8
Yandal	15%	$16,234	$37	5%	$4,123	$8
Tanami	15%	$14,468	$28	5%	$2,940	$7
Other International:
Zarafshan Newmont Joint Venture	(33)%	$(1,012)	$(6)	(103)%	$(3,594)	$(17)
Minahasa	8%	$84	$1	6%	$234	$2
Martha	15%	$3,715	$46	5%	$693	$8
Ovacik	2%	$144	$1	(27)%	$(1,095)	$(11)

(1)	For operations acquired as part of the acquisition of Normandy, amounts for the nine months ended September 30, 2002 include the impact from February 15, 2002 through September 30, 2002.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2003, Net cash provided by operating activities was $400.2 million, compared to $427.9 million for the nine months ended September 30, 2002. The decrease in operating cash flows in 2003 primarily reflects the impact of increased net income reflecting higher average realized gold prices in 2003 of $357 per ounce compared to $308 per ounce in 2002, offset by higher total cash costs and cash payments to early settle effective derivative instruments. In 2003, there were several significant non-cash gains which have been included as non-cash adjustments to net income, including the Gain on extinguishment of the NYOL bonds, net and Gain on extinguishment of NYOL derivative liability, net totaling $220.5 million, the Gain on investments, net of $81.4 million and a $34.5 million charge for the Cumulative effect of a change in accounting principle, net of tax. Net cash provided by operating activities in the first nine months of 2003 also included $118.6 million of cash outflows related to the Early settlement derivative instruments classified as cash flow hedges. In 2002, net income was adjusted for a gain of $47.3 million on the disposition of the Lihir securities in addition to $7.7 million for the Cumulative effect of a change in accounting principle, net of tax.

Net cash (used in) provided by investing activities was $(61.3) million and $209.7 million for the nine months ended September 30, 2003 and 2002, respectively. Investing activities in 2003 consumed more cash primarily due to $128.0 million higher capital expenditures for property, plant and mine development and $79.3 million lower proceeds from the sale of investments compared to the same period for 2002. See Investing Activities below for more information on capital expenditures in each year. The nine months ended September 30, 2003 included $180.0 million of proceeds from the sale of TVX Newmont Americas and $232.2 million of proceeds from the sale of Kinross and other investments, offset by a $56.2 million equity contribution to AMC, reduced by approximately $16.2 million of cash payments received from Batu Hijau for inter-company charges. Additionally, during the nine months ended September 30, 2003, $57.7 million was used for early settlement of ineffective derivative instruments and $11.2 million was used to acquire the Newmont NFM minority interest (see Investing Activities). The nine months ended September 30, 2002 included proceeds of $491.4 million from the sale of Lihir and debt securities, proceeds of $50.8 million from the sale of cross currency swaps, proceeds of $30.3 million from asset sales and other transactions, offset by a net $88.1 million outflow related to the acquisitions of Franco-Nevada and Normandy, $11.9 million used for the early settlement of ineffective derivative instruments and a net $24.8 million outflow for equity contributions to affiliates.

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

Newmont’s contractual obligations at September 30, 2003 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(unaudited, in millions)
Long-term debt(1)	$1,325.3	$199.8	$597.0	$218.6	$309.9
Capital lease obligations(1)	435.7	24.5	66.7	72.7	271.8
Remediation and reclamation obligations(2)	451.1	45.0	58.3	58.1	289.7
Other long-term liabilities(3)	161.5	45.3	36.8	47.5	31.9
Operating leases	51.2	15.1	22.3	8.6	5.2
Minimum royalty payments	60.0	20.0	23.9	14.4	1.7
Purchase obligations(4)	83.2	39.2	20.7	11.2	12.1
Other(5)	168.5	50.1	73.8	44.0	0.6

Total	$2,736.5	$439.0	$899.5	$475.1	$922.9

(1)	Amounts represent principal and estimated interest payments assuming no early extinguishment.

(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The undiscounted cash outflows of these estimated remediation and reclamation obligations are reflected in this table. For more information regarding remediation and reclamation liabilities see Note 12 to the Consolidated Financial Statements.
(3)	Contractual obligations for Other long-term liabilities include employee related liabilities such as severance and forecasted 2004 funding requirements for the pension plans. Pension plan funding beyond 2004 cannot be reasonably estimated given variable market conditions and actuarial assumptions. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. Please see Note 13 to the September 30, 2003 Consolidated Financial Statements.
(4)	Purchase obligations represent contractual obligations for purchase of power, supplies, consumables, inventories and capital projects.
(5)	Other contractual obligations that are not reflected in the Company’s financial statements include labor and service contracts.

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

Investing Activities

Additions to Property, plant and mine development

	Nine months ended September 30,
	2003	2002
	(unaudited, in millions)
North America:
Nevada	$86.2	$33.4
La Herradura, Mexico	1.2	1.3
Golden Giant, Canada	0.2	6.2
Holloway, Canada	1.6	1.0

Total North America	89.2	41.9

South America:
Yanacocha, Peru	154.6	109.4
Kori Kollo, Bolivia	0.7	0.9

Total South America	155.3	110.3

Australia:
Pajingo	11.3	3.5
Kalgoorlie	12.5	10.6
Yandal	13.6	15.8
Tanami	26.1	8.7
Other	1.5

Total Australia	65.0	38.6

Other Operations:
Zarafshan-Newmont, Uzbekistan	2.4	3.4
Martha, New Zealand	10.3	6.4
Akyem, Ghana	5.7	—
Ahafo (Yamfo-Sefai), Ghana	9.1	—
Ovacik, Turkey	4.7	3.6

Total Other Operations	32.2	13.4

Other:
Base Metals Operations	10.5	9.4
Corporate and Other	14.0	24.8

Total Other	24.5	34.2

Total Newmont	$366.2	$238.2

Expenditures for North American operations during the first nine months of 2003 were $89.2 million and included $49.2 million for the development of the Leeville Underground Mine (“Leeville”) and $37.9 million related expenditures for the development of the Deep Post and Chukar underground mines and other new project development in Nevada. South American capital expenditures of $155.3 million were primarily at Yanacocha, with approximately $130 million for mine and leach pads development and other ongoing expansion work. Australian capital expenditures of $65.0 million were primarily for mine development at the majority of the underground mines. Other projects include mine development at the Martha mine in New Zealand and developmental drilling at the Akyem and Ahafo properties in Ghana.

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

Hedging

Newmont generally sells its gold production at market prices. Newmont has historically, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of the Normandy acquisition, three of its affiliates had a substantial derivative instrument position. These three affiliates are now known as Newmont Gold Treasury Pty Ltd, Newmont NFM and NYOL. Following the Normandy acquisition, however, and in accordance with the Company’s non-hedging philosophy, efforts to reduce and simplify the Normandy hedge positions have been undertaken. Accordingly, the Normandy gold hedge books have been reduced by approximately 9.3 million ounces since February 2002. During the quarter ended September 30, 2003, in non-NYOL entities, 52,000 ounces of uncommitted puts either lapsed or were exercised. In NYOL, 195,000 ounces were extinguished as part of the emergence of NYOL from VA (see Financing Activities). On May 28, 2003, YBCL made an offer to acquire all of NYOL’s gold hedge contracts from the counterparties at $0.50 per $1.00 of net mark-to-market hedge liability as of May 22, 2003. As of July 3, 2003, six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL. The 195,000 ounce position that remained open with the one counterparty that did not take up the original offer was extinguished as part of Newmont’s offer to bring NYOL out of administration (see Note 10 to the Consolidated Financial Statements). In total, the Australian hedge books were reduced by 5.15 million committed ounces and 915,000 uncommitted ounces during the nine months ended September 30, 2003. In the period commencing with the acquisition of Normandy on February 15, 2002 to September 30, 2002, the gold hedge book was reduced by 2.5 million ounces, committed contracts were reduced by 1.7 million ounces and uncommitted contracts for 749,000 ounces were either delivered, closed out or converted from committed contracts.

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

	September 30, 2003	December 31, 2002
	(unaudited)
	(in millions)
Carrying value of fixed rate debt*	$652		$766
Fair value of fixed rate debt*	$758		$851
Pro forma fair value sensitivity of fixed rate debt of a +/- 10 basis point interest rate change**	$ +/-2.6	$	+/-2.9

*	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant, Newmont Yandal 8 7/8% notes, Prepaid Forward Sales Obligation, Minera Yanacocha Trust Certificates and certain capital leases.
**	The pro forma information assumes a +/-10 basis point change in market interest rates at September 30, 2003 and December 31, 2002 and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption.

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

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2003 that materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: July 27, 2004	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 27, 2004	/s/ DAVID W. PEAT
David W. Peat Vice President and Global Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges, filed with the Securities and Exchange Commission on November 3, 2003.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed with the Securities and Exchange Commission on November 3, 2003.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.[1]

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.[1]

1	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.