Form 10-K/A
period 2003-12-31
NEWMONT MINING CORP /DE/
filed 2004-07-28
CIK 1164727

UNITED STATES

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (the “Original Filing”). Newmont Mining Corporation has filed this Amendment to correct an error in the Statements of Consolidated Cash Flows as described in Note 32, Restatement of Statements of Consolidated Cash Flows, as well as to make corresponding textual changes in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition and to add related information in Item 9A, Controls and Procedures. Other information contained herein has not been updated. Therefore, you should read this Amendment together with other documents that we have filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

Restatements

As further described in Note 32 to the Consolidated Financial Statements, Newmont has determined that certain adjustments are required to restate the Statements of Consolidated Cash Flows for the years ended December 31, 2003 and 2002. The Company has determined that it incorrectly classified the impact of foreign currency exchange rate changes among Net cash provided by operating activities and Effect of exchange rate changes on cash in the Statements of Consolidated Cash Flows and, therefore, a restatement is required to classify the impact of foreign currency exchange rate changes to the proper line items. In addition, for the year ended December 31, 2003, the Company corrected certain misclassifications between Net cash provided by operating activities and Net cash used in investing activities.

In total, the restatements decreased Net cash provided by operating activities by $50.3 million, decreased Net cash used in investing activities by $4.7 million and increased Effect of exchange rate changes on cash by $45.6 million for the year ended December 31, 2003. The restatements decreased Net cash provided by operating activities by $14.5 million and increased Effect of exchange rate changes on cash by $14.5 million for the year ended December 31, 2002. The restatements had no effect on the Statements of Consolidated Operations and Comprehensive Income (Loss), the Consolidated Balance Sheets or the Statements of Consolidated Changes in Stockholders’ Equity at or for the years ended December 31, 2003 and 2002.

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

Liquidity and Capital Resources

For 2003, Net cash provided by operating activities was $538.4 million, compared to $655.8 million and $369.7 million for 2002 and 2001, respectively. Net cash provided by operating activities was significantly impacted by the following key factors:

	Years ended December 31,
	2003	2002	2001
Equity gold sales (000 ounces)	7,383.6	7,631.7	5,466.1
Average price received per ounce of gold	$366	$313	$271
Newmont weighted-average total cash costs per equity ounce	$203	$189	$184
Exploration, research and development (in millions)	$115.2	$88.9	$55.5
General and administrative expense	$130.3	$115.3	$61.2
(Use) source of cash flow from changes in operating assets and liabilities (in millions)	$(231.9)	$13.3	$60.7

Cash flows from the change in operating assets and liabilities resulted in a use of cash in 2003 of $231.9 million compared to sources of cash of $13.3 million and $60.7 million in 2002 and 2001, respectively. Cash used in 2003 for operating assets and liabilities primarily related to $118.8 million used for early settlement of effective derivative instruments to substantially eliminate the Australian gold hedge books. Also, a temporary build up of inventories at year end reduced cash flow from operations by $72.8 million. In addition, earnings of $146.0 million were distributed to the minority partners of Yanacocha during 2003 compared to $24.7 million and $4.9 million in 2002 and 2001, respectively. Higher operating cash flows in 2002 compared to 2001 primarily reflect the impact of operating cash flows from the February 15, 2002 acquisition of Normandy and Franco-Nevada operations and the impact of an increased average realized gold price in 2002. Operating cash flows in 2001 were lower primarily due to the lower average realized gold price, partially offset by a reduction of inventory balances of $35.5 million.

Net cash (used in) provided by investing activities was $(197.1) million, $112.1 million and $(385.0) million in 2003, 2002 and 2001, respectively. Newmont’s primary investing activity is Additions to property, plant and mine development, which were $(504.5) million, $(300.1) million and $(390.0) million for 2003, 2002 and 2001, respectively. See Additions to Property, plant and mine development below for more information on capital expenditures. In 2003 and 2002, the Company engaged in significant acquisition and disposition activity related to the acquisitions of Normandy and Franco-Nevada and the subsequent disposition of investments acquired as part of those acquisitions. The year ended 2003 included $180 million of proceeds from the sale of TVX Newmont Americas and $232.2 million of proceeds from the sale of marketable securities of Kinross Gold Corporation and other investments, approximately $39.3 million of cash payments received from Batu Hijau for intercompany transactions, partially offset by a $56.2 million equity contribution to AMC. Additionally, during the year ended 2003, $57.6 million was used for the early settlement of ineffective derivative instruments and $11.2 million was used to acquire the Newmont NFM minority interests (see Investing Activities, below). Cash from investing activities in 2002 also included $404.4 million of proceeds from the sales of short-term investments obtained as part of the acquisition of Franco-Nevada, $84 million of proceeds from the sale of marketable securities of Lihir and $50.8 million of proceeds from the settlement of cross currency swaps that were obtained as part of the Normandy acquisition, offset by $90.3 million of net cash consideration for the acquisitions of Normandy and Franco-Nevada, $24.8 million of cash advances to affiliated companies and $21.1 million of cash outflows to settle ineffective derivative instruments. There were no significant investing cash flows other than capital expenditures in 2001.

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

Investing Activities

Additions to Property, Plant and Mine Development

	Years ended December 31,
	2003	2002	2001
	(in millions)
Capital expenditures:
North America:
Nevada	$111.9	$54.6	$47.1
Mesquite, California	—	—	0.4
La Herradura, Mexico	2.7	1.4	0.9
Golden Giant, Canada	0.3	6.6	7.1
Holloway, Canada	2.8	1.2	1.5

Total North America	117.7	63.8	57.0
South America:
Yanacocha, Peru	205.7	146.2	276.9
Kori Kollo, Bolivia	0.9	0.6	10.5

Total South America	206.6	146.8	287.4
Australia:
Pajingo	15.1	10.2	7.3
Kalgoorlie	14.9	8.6	—
Yandal	17.4	20.7	—
Tanami	39.7	10.5	—
Other Australia	2.3	2.8	—

Total Australia	89.4	52.8	7.3
Other International Operations:
Zarafshan-Newmont, Uzbekistan	7.7	3.9	20.4
Ahafo, Ghana	12.9	—	—
Akyem, Ghana	7.8	—	—
Martha, New Zealand	12.3	5.3	—
Ovacik, Turkey	6.5	4.0	—

Total Other International Operations	47.2	13.2	20.4
Other:
Base Metals Operations	17.5	10.7	—
Corporate and Other	23.9	11.7	17.9
Merchant Banking	1.6	1.1	—
Exploration	0.6	––	—

Total Other	43.6	23.5	17.9

Total Newmont	$504.5	$300.1	$390.0

Capital expenditures for North American operations during 2003 were $117.7 million and primarily included $60.4 million for the development of the Leeville underground mine (“Leeville”) and $11.3 million for the development of the Deep Post and Midas underground mines. South American capital expenditures of $206.6 million were primarily at Yanacocha, with approximately $93.2 million for mine and leach pad development, $24.4 million for environmental site and regional water management projects, $30.3 million for mining equipment and $57.8 million related to other ongoing expansion work. Australian capital expenditures were $89.4 million. Capital expenditures at Pajingo included $8.7 million for mine development and $6.4 million for mining equipment. Capital expenditures at Kalgoorlie consisted primarily of $13.2 million for haul trucks, a hydraulic shovel and other mining equipment. Capital expenditures at Yandal were $10.8 million for mine development and $6.6 million for mining equipment. Tanami expended $12.8 million for mine development and the remainder for a new ball mill, underground trucks and other mining equipment. Other international projects primarily included mine development of $9.1 million at the Martha mine in New Zealand and developmental drilling and other development activities for the Ahafo and Akyem gold projects in Ghana of $12.9 million and $7.8 million, respectively. Zarafshan capital expenditures included $7.7 million for a heap leach pad expansion and an associated conveyor system. Base Metals operations expenditures included $9.4 million for mine development and $8.1 million for mining equipment at Golden Grove. Corporate expenditures included $15.1 million for improvements in information technology systems. At December 31, 2003, commitments existed for capital expenditures of approximately $60.5 million for leach pad expansion in Yanacocha.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As explained in Note 32 of the consolidated financial statements, the Company has restated its statements of consolidated cash flows for the years ended December 31, 2003 and 2002.

As explained in Notes 2 and 24 to the consolidated financial statements, the Company changed its method of (i) accounting for asset retirement obligations effective January 1, 2003; (ii) accounting for depreciation, depletion and mine development, effective January 1, 2002; and (iii) accounting for derivative instruments and hedging activities effective January 1, 2001.

/S/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Denver, Colorado

February 27, 2004 (except for Note 32 as to which the date is July 27, 2004)

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

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2003 As Restated	2002 As Restated	2001
	(in thousands)
Operating activities:
Net income (loss)	$475,667	$158,061	$(46,644)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	564,481	505,598	301,563
Accretion of accumulated reclamation obligations	22,610	—	—
Amortization of deferred stripping costs, net	(36,497)	37,195	37,410
Deferred income taxes	(36,183)	(100,290)	(91,487)
Foreign currency exchange (gain) loss	(96,971)	(14,020)	5,088
Minority interest, net of dividends of $145,950, $28,844 and $5,345, respectively	27,228	68,598	60,029
Equity loss (income) and impairment of affiliates, net of dividends	42,467	(35,595)	(22,275)
Write-down of inventories, stockpiles and ore on leach pads	24,945	44,439	25,105
Write-down of long-lived assets	35,260	3,652	32,711
Cumulative effect of change in accounting principle, net	34,533	(7,701)	—
Gain on investments, net	(83,166)	(47,086)	—
(Gain) loss on derivative instruments, net	(22,876)	39,805	(1,797)
Gain on extinguishment of NYOL bonds, net	(114,031)	—	—
Gain on extinguishment of NYOL derivative liability, net	(106,506)	—	—
Loss on extinguishment of debt	33,832	—	—
Loss on guarantee of QMC debt	30,000	—	—
Noncash merger and restructuring expenses	—	—	14,667
Gain on asset sales and other	(24,473)	(10,104)	(5,402)
(Increase) decrease in operating assets:
Accounts receivable	5,859	24,867	5,278
Inventories, stockpiles and ore on leach pads	(72,828)	(9,546)	35,547
Other assets	(5,052)	52,383	16,128
Increase (decrease) in operating liabilities:
Accounts payable and other current accrued liabilities	(10,029)	(11,428)	(15,099)
Derivative instruments	(16,318)	(33,202)	—
Early settlement of derivative instruments classified as cash flow hedges	(118,776)	(11,857)	—
Other liabilities	(14,739)	2,048	18,848

Net cash provided by operating activities	538,437	655,817	369,670

Investing activities:
Additions to property, plant and mine development	(504,535)	(300,057)	(389,964)
Receipts from (advances to) joint ventures and affiliates, net	39,321	(24,750)	(209)
Proceeds from sale of investments	230,106	500,103	—
Proceeds from the sale of TVX Newmont Americas	180,000	—	—
Proceeds from settlement of cross currency swaps	—	50,816	—
Early settlement of ineffective derivative instruments	(57,556)	(21,056)	—
Investments in affiliates	(70,072)	—	—
Cash consideration for acquisition of Newmont NFM minority interest	(11,195)	—	—
Cash consideration for Normandy shares	—	(461,717)	—
Cash received from acquisitions, net of transaction costs	—	371,417	—
Investments in marketable equity securities and other	(3,133)	(2,646)	5,146

Net cash (used in) provided by investing activities	(197,064)	112,110	(385,027)

Financing activities:
Proceeds from debt	492,841	493,371	1,021,650
Repayments of debt	(1,162,167)	(1,040,807)	(951,644)
Dividends paid on common and preferred stock	(70,759)	(49,982)	(30,972)
Decrease in restricted cash	—	—	40,000
Proceeds from stock issuances, net of issuance costs	1,286,751	67,346	7,516
Other	—	(3)	(1,464)

Net cash provided by (used in) financing activities	546,666	(530,075)	85,086

Effect of exchange rate changes on cash	24,300	14,400	2,144

Net change in cash and cash equivalents	912,339	252,252	71,873
Cash and cash equivalents at beginning of year	401,683	149,431	77,558

Cash and cash equivalents at end of year	$1,314,022	$401,683	$149,431

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales Contracts, Commodity and Derivative Instruments

Derivative contracts qualifying as normal purchases and sales are accounted for under deferral accounting. Gains and losses arising from a change in the fair value of a contract before the contract’s designated delivery date are not recorded, and the contract price is recognized in Sales following settlement of the contract by physical delivery of production to the counterparty at contract maturity.

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
	(in thousands)
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

Financial information relating to Newmont’s segments is as follows:

Year Ended December 31, 2003

(in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$901.3	$150.1	$1,051.4	$1,036.4	$64.1	$1,100.5	$119.8	$572.2	$692.0
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investment, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.9	$—	$0.9	$0.1	$5.1	$5.2
Interest expense	$0.1	$—	$0.1	$2.6	$––	$2.6	$—	$—	$––
Exploration, research and development	$17.0	$0.2	$17.2	$12.8	$––	$12.8	$3.6	$4.7	$8.3
Depreciation, depletion and amortization	$137.7	$34.6	$172.3	$160.4	$6.8	$167.2	$29.2	$86.9	$116.1
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$150.5	$(7.4)	$143.1	$476.4	$13.8	$490.2	$42.4	$17.0	$59.4
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$0.8	$0.8
Cumulative effect of a change in accounting principle, net of tax	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(3.6)	$(2.8)
Amortization of deferred stripping, net	$(25.0)	$(0.3)	$(25.3)	$—	$—	$—	$—	$(5.3)	$(5.3)
Write down of long-lived assets	$—	$28.4	$28.4	$0.3	$—	$0.3	$—	$2.2	$2.2
Capital expenditures (as restated – see Note 32)	$111.9	$5.8	$117.7	$205.7	$0.9	$206.6	$15.1	$74.3	$89.4
Deferred stripping costs	$62.3	$6.7	$69.0	$—	$—	$—	$—	$13.1	$13.1
Total assets **	$1,492.1	$103.7	$1,595.8	$1,204.1	$19.7	$1,223.8	$181.8	$1,114.9	$1,296.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$78.8	$136.7	$3,059.4	$74.8	$—	$—	$23.6	$3,157.8
Royalties	$—	$—	$—	$—	$—	$56.3	$—	$56.3
Gain on investments, net	$—	$—	$—	$—	$—	$83.2	$—	$83.2
Gain on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—	$186.7	$—	$186.7
Interest income	$0.1	$—	$6.3	$—	$—	$0.2	$4.0	$10.5
Interest expense	$0.7	$—	$3.4	$—	$—	$0.9	$84.3	$88.6
Exploration, research and development	$—	$21.2	$59.5	$4.3	$32.4	$7.3	$11.7	$115.2
Depreciation, depletion and amortization	$10.1	$35.7	$501.4	$29.1	$3.3	$26.5	$4.2	$564.5
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$35.1	$3.0	$730.8	$(3.1)	$(35.9)	$301.3	$(67.7)	$925.4
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(119.5)	$(119.5)
Equity income of affiliates	$—	$—	$0.8	$—	$—	$0.7	$82.9	$84.4
Cumulative effect of a change in accounting principle, net of tax	$(1.3)	$(3.2)	$(57.7)	$(0.3)	$—	$—	$23.5	$(34.5)
Amortization of deferred stripping, net	$—	$(6.4)	$(37.0)	$—	$—	$—	$—	$(37.0)
Write-down of long-lived assets	$—	$—	$30.9	$—	$0.2	$1.7	$2.5	$35.3
Capital expenditures (as restated – see Note 32)	$7.7	$39.5	$460.9	$17.5	$0.6	$1.6	$23.9	$504.5
Deferred stripping costs	$—	$8.3	$90.4	$—	$—	$—	$—	$90.4
Total assets **	$97.0	$462.7	$4,676.0	$277.3	$1,183.0	$2,091.4	$2,822.5	$11,050.2

Year Ended December 31, 2002

(in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$848.2	$156.3	$1,004.5	$713.4	$87.7	$801.1	$92.9	$461.0	$553.9
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investment, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.4	$—	$0.4	$0.5	$10.7	$11.2
Interest expense	$0.2	$—	$0.2	$8.9	$0.2	$9.1	$0.2	$—	$0.2
Exploration, research and development	$15.5	$—	$15.5	$11.1	$0.7	$11.8	$2.2	$4.2	$6.4
Depreciation, depletion and amortization	$118.2	$36.6	$154.8	$121.5	$13.8	$135.3	$20.6	$89.6	$110.2
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$49.8	$18.5	$68.3	$266.8	$24.3	$291.1	$40.5	$22.4	$62.9
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$9.7	$9.7
Cumulative effect of a change in accounting principle, net of tax	$1.5	$10.9	$12.4	$—	$—	$—	$(0.6)	$—	$(0.6)
Amortization of deferred stripping, net	$48.8	$(0.9)	$47.9	$—	$—	$—	$—	$(9.8)	$(9.8)
Write down of long-lived assets	$—	$—	$—	$—	$0.5	$0.5	$—	$3.2	$3.2
Capital expenditures	$54.6	$9.2	$63.8	$146.2	$0.6	$146.8	$10.2	$42.6	$52.8
Deferred stripping costs	$37.4	$6.3	$43.7	$—	$—	$—	$—	$11.7	$11.7
Total assets **	$1,474.7	$140.5	$1,615.2	$1,126.9	$34.6	$1,161.5	$168.8	$1,351.2	$1,520.0

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$79.3	$121.5	$2,560.3	$55.3	$—	$—	$6.6	$2,622.2
Royalties	$—	$—	$—	$—	$—	$35.7	$—	$35.7
Gain on investments, net	$—	$—	$—	$—	$—	$47.1	$—	$47.1
Interest income	$0.1	$—	$11.8	$—	$—	$1.3	$1.0	$14.1
Interest expense	$0.8	$—	$10.3	$—	$—	$—	$119.3	$129.6
Exploration, research and development	$—	$13.3	$47.0	$2.7	$25.1	$1.3	$12.8	$88.9
Depreciation, depletion and amortization	$10.3	$35.7	$446.3	$22.9	$7.7	$22.6	$6.1	$505.6
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$34.7	$(3.1)	$453.9	$(5.8)	$(32.8)	$63.1	$(262.1)	$216.3
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(1.8)	$(1.8)
Equity income of affiliates	$—	$—	$9.7	$—	$—	$1.3	$44.0	$53.2
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$11.8	$—	$—	$—	$(4.1)	$7.7
Amortization of deferred stripping, net	$—	$(0.9)	$37.2	$—	$—	$—	$—	$37.2
Write-down of long-lived assets	$—	$—	$3.7	$—	$—	$—	$—	$3.7
Capital expenditures	$3.9	$9.3	$276.6	$10.7	$—	$1.1	$11.7	$300.1
Deferred stripping costs	$—	$—	$55.4	$—	$—	$—	$—	$55.4
Total assets **	$102.8	$409.1	$4,808.6	$260.0	$1,168.9	$2,240.0	$1,669.9	$10,147.4

Year Ended December 31, 2001

(in millions)

	North America			South America
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo
Sales, net	$734.5	$141.8	$876.3	$517.8	$84.5	$602.3	$34.2
Royalties	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.1	$0.9	$—	$0.9	$—
Interest expense	$0.2	$—	$0.2	$5.8	$0.5	$6.3	$—
Exploration, research and development	$10.6	$0.3	$10.9	$12.0	$1.1	$13.1	$1.3
Depreciation, depletion and amortization	$117.4	$35.5	$152.9	$82.3	$19.5	$101.8	$4.3
Pre-tax income (loss) before minority interest and equity income of affiliates	$(37.9)	$1.4	$(36.5)	$173.1	$7.0	$180.1	$14.9
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$33.5	$(0.2)	$33.3	$—	$—	$—	$—
Write-down of long-lived assets	$7.0	$—	$7.0	$0.8	$4.8	$5.6	$—
Capital expenditures	$47.1	$9.9	$57.0	$276.9	$10.5	$287.4	$7.3
Deferred stripping costs	$86.1	$5.5	$91.6	$—	$—	$—	$—
Total assets **	$1,367.2	$182.5	$1,549.7	$1,030.5	$46.4	$1,076.9	$31.0

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Exploration	Corporate and Other	Consolidated
Sales, net	$60.2	$92.6	$1,665.6	$—	$0.5	$1,666.1
Royalties	$—	$—	$—	$—	$0.6	$0.6
Interest income	$0.3	$0.2	$1.5	$—	$1.5	$3.0
Interest expense	$0.8	$—	$7.3	$—	$90.8	$98.1
Exploration, research and development	$—	$—	$25.3	$24.0	$6.2	$55.5
Depreciation, depletion and amortization	$11.9	$22.8	$293.7	$1.6	$6.3	$301.6
Pre-tax income (loss) before minority interest and equity income of affiliates	$17.7	$(0.5)	$175.7	$(27.2)	$(211.6)	$(63.1)
Equity income of affiliates	$—	$—	$—	$—	$22.5	$22.5
Amortization of deferred stripping, net	$—	$4.1	$37.4	$—	$—	$37.4
Write-down of long-lived assets	$—	$15.8	$28.4	$—	$4.3	$32.7
Capital expenditures	$20.4	$—	$372.1	$—	$17.9	$390.0
Deferred stripping costs	$—	$—	$91.6	$—	$—	$91.6
Total assets **	$111.2	$48.7	$2,817.5	$12.2	$1,312.0	$4,141.7

Revenues from export and domestic sales were as follows:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Europe	$2,910.7	$2,398.2	$1,453.0
Canada	107.4	98.8	102.1
United States	4.5	0.9	3.5
Other	135.2	124.3	107.5

Total	$3,157.8	$2,622.2	$1,666.1

Long-lived assets, excluding deferred tax assets, in the United States and other countries are as follows:

	At December 31,
	2003	2002
	(in millions)
United States*	$4,275.1	$4,345.5
Australia	1,256.4	1,477.8
Canada	158.7	400.9
Indonesia	798.9	705.0
Peru	920.5	866.0
Other	527.7	477.5

Total	$7,937.3	$8,272.7

*	Goodwill allocated to Exploration and Merchant Banking (see Note 3) is global in nature and has been allocated to the United States, the Company’s headquarters.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2003
Revenues
Sales—gold	$—	$2,326.3	$756.6	$—	$3,082.9
Sales—base metals, net	—	—	74.8	—	74.8
Royalties	—	0.3	57.2	(1.2)	56.3

	—	2,326.6	888.6	(1.2)	3,214.0

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,173.4	483.9	(1.3)	1,656.0
Base metals	—	—	44.3	—	44.3
Depreciation, depletion and amortization	—	376.7	187.8	—	564.5
Exploration, research and development	—	61.0	54.2	—	115.2
General and administrative	—	102.3	27.9	0.1	130.3
Write-down of long-lived assets	—	31.4	3.9	—	35.3
Other	(0.2)	41.1	8.5	—	49.4

	(0.2)	1,785.9	810.5	(1.2)	2,595.0

Other income (expense)
Gain on investments, net	1.3	(7.6)	89.5	—	83.2
Gain (loss) on derivative instruments, net	—	69.5	30.0	(76.6)	22.9
Gain on extinguishment of NYOL bonds, net	—	—	0.1	113.9	114.0
Gain on extinguishment of NYOL derivative liability, net	—	—	29.9	76.6	106.5
Loss on extinguishment of debt	—	(23.0)	(10.8)	—	(33.8)
Loss on guarantee of QMC debt	—	—	(30.0)	—	(30.0)
Dividends, interest and other income—intercompany	28.6	25.1	10.1	(63.8)	—
Dividends, interest, foreign currency exchange and other income	73.4	51.2	7.6	—	132.2
Interest expense—intercompany	6.8	(10.0)	(60.6)	63.8	—
Interest, net of capitalized interest	(2.8)	(65.2)	(20.6)	—	(88.6)

	107.3	40.0	45.2	113.9	306.4

Pre-tax income before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	107.5	580.7	123.3	113.9	925.4
Income tax (expense) benefit	(37.6)	(64.2)	(130.5)	25.4	(206.9)
Minority interest in (income) loss of affiliates	—	(176.4)	29.6	(26.4)	(173.2)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(119.5)	—	(119.5)
Equity income of affiliates	405.8	82.9	571.5	(975.8)	84.4

Income before cumulative effect of a change in accounting principle	475.7	423.0	474.4	(862.9)	510.2
Cumulative effect of a change in accounting principle, net of tax of $11.1	—	(31.5)	(3.0)	—	(34.5)

Net income applicable to common shares	$475.7	$391.5	$471.4	$(862.9)	$475.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2002
Revenues
Sales—gold	$—	$1,981.9	$584.9	$—	$2,566.8
Sales—base metals, net	—	—	55.3	—	55.3
Royalties	—	0.6	39.5	(4.4)	35.7

	—	1,982.5	679.7	(4.4)	2,657.8

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,199.7	385.5	(4.9)	1,580.3
Base metals	—	—	36.0	—	36.0
Depreciation, depletion and amortization	—	324.8	180.8	—	505.6
Exploration, research and development	—	52.2	36.7	—	88.9
General and administrative	—	78.1	36.7	0.4	115.2
Write-down of long-lived assets	—	0.5	3.2	—	3.7
Other	—	25.9	3.5	—	29.4

	—	1,681.2	682.4	(4.5)	2,359.1

Other income (expense)
Gain on investments, net	—	47.1	—	—	47.1
Gain (loss) on derivative instruments, net	—	1.9	(41.7)	—	(39.8)
Dividends, interest and other income—intercompany	14.6	14.4	30.5	(59.5)	—
Dividends, interest, foreign currency exchange and other income	3.3	18.8	17.8	—	39.9
Interest expense—intercompany	(18.1)	(10.4)	(21.9)	50.4	—
Interest, net of capitalized interest	(1.4)	(86.3)	(41.9)	—	(129.6)

	(1.6)	(14.5)	(57.2)	(9.1)	(82.4)

Pre-tax (loss) income before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	(1.6)	286.8	(59.9)	(9.0)	216.3
Income tax benefit (expense)	0.6	(20.6)	0.1	—	(19.9)
Minority interest in (income) loss of affiliates	—	(100.1)	11.2	(8.6)	(97.5)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(1.8)	—	(1.8)
Equity income of affiliates	159.0	42.1	253.7	(401.6)	53.2

Income before cumulative effect of a change in accounting principle	158.0	208.2	203.3	(419.2)	150.3
Cumulative effect of a change in accounting principle, net of tax of $(4.1)	—	7.7	—	—	7.7

Net income	158.0	215.9	203.3	(419.2)	158.0
Preferred stock dividends	(3.7)	—	—	—	(3.7)

Net income applicable to common shares	$154.3	$215.9	$203.3	$(419.2)	$154.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2001
Revenues
Sales—gold	$—	$1,666.1	$—	$—	$1,666.1
Royalties	—	0.6	—	—	0.6

	—	1,666.7	—	—	1,666.7

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,117.9	—	—	1,117.9
Depreciation, depletion and amortization	—	301.6	—	—	301.6
Exploration, research and development	—	55.5	—	—	55.5
General and administrative	—	61.2	—	—	61.2
Write-down of long-lived assets	—	32.7	—	—	32.7
Merger and restructuring	—	60.5	—	—	60.5
Other	—	11.5	—	—	11.5

	—	1,640.9	—	—	1,640.9

Other income (expense)
Gain on derivative instruments, net	—	1.8	—	—	1.8
Dividends, interest, foreign currency exchange and other income	—	7.4	—	—	7.4
Interest, net of capitalized interest	—	(98.1)	—	—	(98.1)

	—	(88.9)	—	—	(88.9)

Pre-tax loss before minority interest and equity income of affiliates	—	(63.1)	—	—	(63.1)
Income tax benefit	—	59.3	—	—	59.3
Minority interest in income of affiliates	—	(65.4)	—	—	(65.4)
Equity income of affiliates	—	22.6	—	—	22.6

Net loss	—	(46.6)	—	—	(46.6)
Preferred stock dividends	—	(7.5)	—	—	(7.5)

Net loss applicable to common shares	$—	$(54.1)	$—	$—	$(54.1)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	( in millions)
Assets
Cash and cash equivalents	$—	$1,211.2	$102.8	$—	$1,314.0
Marketable securities	—	0.9	143.8	—	144.7
Accounts receivable	1,791.0	334.8	324.3	(2,359.4)	90.7
Inventories	—	156.0	69.7	—	225.7
Stockpiles and ore on leach pads	—	210.8	37.8	—	248.6
Deferred stripping costs	—	41.0	19.1	—	60.1
Deferred income tax assets	—	50.6	23.1	—	73.7
Newmont Australia infrastructure bonds	—	—	127.7	—	127.7
Other current assets	(122.9)	53.0	(106.0)	251.2	75.3

Current assets	1,668.1	2,058.3	742.3	(2,108.2)	2,360.5
Property, plant and mine development, net	—	1,909.4	438.6	—	2,348.0
Mineral interests and other intangible assets, net	—	237.0	1,142.1	—	1,379.1
Investments	—	709.7	892.8	(868.5)	734.0
Investment in subsidiaries	4,154.1	—	2,608.7	(6,762.8)	—
Deferred stripping costs	—	28.0	2.3	—	30.3
Long-term stockpiles and ore on leach pads	—	284.3	21.5	—	305.8
Deferred income tax assets	6.8	482.2	263.4	—	752.4
Other long-term assets	1,313.6	589.1	221.1	(2,026.3)	97.5
Goodwill	—	93.7	2,948.9	—	3,042.6

Total assets	$7,142.6	$6,391.7	$9,281.7	$(11,765.8)	$11,050.2

Liabilities
Current portion of long-term debt	$—	$59.9	$131.0	$—	$190.9
Accounts payable	129.5	1,643.0	756.4	(2,365.7)	163.2
Deferred income tax liabilities	—	2.0	16.2	—	18.2
Derivative instruments	—	0.7	5.4	—	6.1
Employee related benefits	—	106.7	28.6	—	135.3
Other current liabilities	27.2	225.0	69.4	(1.3)	320.3

Current liabilities	156.7	2,037.3	1,007.0	(2,367.0)	834.0
Long-term debt	—	745.5	141.1	—	886.6
Reclamation and remediation liabilities	—	238.2	124.1	—	362.3
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	0.3	6.8	—	7.1
Deferred income tax liabilities	43.0	122.6	442.1	25.4	633.1
Employee related benefits	—	203.2	––	—	203.2
Other long-term liabilities	372.2	119.9	1,857.6	(2,011.0)	338.7

Total liabilities	571.9	3,520.8	3,578.7	(4,352.6)	3,318.8

Minority interest in subsidiaries	—	377.1	307.7	(338.3)	346.5

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	638.0	—	32.4	(32.4)	638.0
Additional paid-in capital	5,603.4	2,206.2	4,705.9	(6,092.2)	6,423.3
Accumulated other comprehensive income (loss)	22.8	(43.1)	13.5	29.6	22.8
Retained earnings (deficit)	306.5	330.7	582.8	(919.2)	300.8

Total stockholders’ equity	6,570.7	2,493.8	5,395.3	(7,074.9)	7,384.9

Total liabilities and stockholders’ equity	$7,142.6	$6,391.7	$9,281.7	$(11,765.8)	$11,050.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2002
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Assets
Cash and cash equivalents	$—	$165.1	$236.6	$—	$401.7
Marketable securities	—	0.6	12.6	—	13.2
Accounts receivable	14.2	61.9	203.4	(197.2)	82.3
Inventories	—	126.4	42.9	—	169.3
Stockpiles and ore on leach pads	—	308.9	20.1	—	329.0
Deferred stripping costs	—	25.1	7.0	—	32.1
Deferred income tax assets	—	4.6	46.9	—	51.5
Other current assets	331.9	173.3	202.0	(673.0)	34.2

Current assets	346.1	865.9	771.5	(870.2)	1,113.3
Property, plant and mine development, net	—	1,916.5	370.5	—	2,287.0
Mineral interests and other intangible assets, net	—	243.6	1,171.7	—	1,415.3
Investments	—	653.9	3,276.7	(2,731.0)	1,199.6
Investment in subsidiaries	4,516.9	—	—	(4,516.9)	—
Deferred stripping costs	—	18.6	4.7	—	23.3
Long-term stockpiles and ore on leach pads	—	171.1	28.7	—	199.8
Deferred income tax assets	—	481.1	280.3	—	761.4
Other long-term assets	1.0	318.3	31.0	(227.2)	123.1
Goodwill	—	93.7	2,930.9	—	3,024.6

Total assets	$4,864.0	$4,762.7	$8,866.0	$(8,345.3)	$10,147.4

Liabilities
Current portion of long-term debt	$—	$91.5	$23.8	$—	$115.3
Accounts payable	115.9	81.4	104.9	(196.9)	105.3
Deferred income tax liabilities	—	26.9	1.6	—	28.5
Derivative instruments	—	—	75.0	—	75.0
Employee related benefits	—	77.4	37.2	—	114.6
Other current liabilities	48.3	401.8	471.0	(673.4)	247.7

Current liabilities	164.2	679.0	713.5	(870.3)	686.4
Long-term debt	—	1,090.1	611.2	—	1,701.3
Reclamation and remediation liabilities	—	168.0	120.5	—	288.5
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Derivative instruments	—	—	388.7	—	388.7
Deferred income tax liabilities	49.0	155.2	452.2	—	656.4
Employee related benefits	—	232.8	1.3	—	234.1
Other long-term liabilities	161.0	95.1	335.6	(227.3)	364.4

Total liabilities	374.2	2,474.0	2,623.0	(1,097.6)	4,373.6

Minority interest in subsidiaries	—	379.3	365.1	(389.8)	354.6

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	565.0	—	0.1	(0.1)	565.0
Additional paid-in capital	4,109.0	2,022.2	5,688.7	(6,781.5)	5,038.4
Accumulated other comprehensive (loss) income	(64.0)	(54.3)	(74.7)	129.0	(64.0)
Retained (deficit) earnings	(120.2)	(58.5)	203.1	(144.6)	(120.2)

Total stockholders’ equity	4,489.8	1,909.4	5,877.9	(6,857.9)	5,419.2

Total liabilities and stockholders’ equity	$4,864.0	$4,762.7	$8,866.0	$(8,345.3)	$10,147.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions, as restated–see Note 32)
Year Ended December 31, 2003
Operating activities:
Net income	$475.7	$391.5	$471.4	$(862.9)	$475.7
Adjustments to reconcile net income to net cash provided by operating activities	(480.6)	236.2	(323.9)	862.9	294.6
Increase (decrease ) in operating assets	19.3	(11.7)	(239.5)	—	(231.9)

Net cash provided by (used in) operating activities	14.4	616.0	(92.0)	—	538.4

Investing activities:
Additions to property, plant and mine development	—	(365.4)	(139.1)	—	(504.5)
Receipts from joint ventures and affiliates, net	—	39.3	—	—	39.3
Investment in affiliates	—	—	(70.1)	—	(70.1)
Early settlement of ineffective derivative instruments	—	—	(57.5)	—	(57.5)
Proceeds from sale of TVX Newmont Americas	—	—	180.0	—	180.0
Proceeds from sale of investments and other	0.6	(2.0)	217.1	—	215.7

Net cash provided by (used in) investing activities	0.6	(328.1)	130.4	—	(197.1)

Financing activities:
Net (repayments) borrowings	(1,238.8)	756.8	(187.4)	—	(669.4)
Dividends paid on common and preferred stock	(63.0)	—	(7.7)	—	(70.7)
Proceeds from stock issuance and other	1,286.8	—	—	—	1,286.8

Net cash (used in) provided by financing activities	(15.0)	756.8	(195.1)	—	546.7

Effect of exchange rate changes on cash	—	1.4	22.9	—	24.3

Net change in cash and cash equivalents	—	1,046.1	(133.8)	—	912.3
Cash and cash equivalents at beginning of year	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of year	$—	$1,211.2	$102.8	$—	$1,314.0

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions, as restated–see Note 32)
Year Ended December 31, 2002
Operating activities:
Net income (loss)	$158.0	$215.9	$203.3	$(419.2)	$158.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(165.6)	367.4	(84.2)	367.0	484.6
Increase (decrease ) in operating assets	108.9	28.4	(136.4)	12.4	13.3

Net cash provided by (used in) operating activities	101.3	611.7	(17.3)	(39.8)	655.9

Investing activities:
Additions to property, plant and mine development	—	(231.7)	(68.3)	—	(300.0)
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Settlement of derivative instruments	—	—	(21.1)	—	(21.1)
Advances to joint ventures and affiliates	—	(24.8)	—	—	(24.8)
Cash consideration for Normandy shares	—	—	(461.7)	—	(461.7)
Cash received from acquisitions, net of transaction costs	—	(39.8)	371.4	39.8	371.4
Proceeds from sale of investments and other	—	95.6	401.9	—	497.5

Net cash (used in) provided by investing activities	—	(200.7)	273.0	39.8	112.1

Financing activities:
Net repayments	(121.5)	(398.9)	(27.0)	—	(547.4)
Dividends paid on common and preferred stock	(43.5)	—	(6.5)	—	(50.0)
Proceeds from stock issuances	63.7	3.6	—	—	67.3

Net cash used in financing activities	(101.3)	(395.3)	(33.5)	—	(530.1)

Effect of exchange rate changes on cash	—	—	14.4	—	14.4

Net change in cash and cash equivalents	—	15.7	236.6	—	252.3
Cash and cash equivalents at beginning of year	—	149.4	—	—	149.4

Cash and cash equivalents at end of year	$—	$165.1	$236.6	$—	$401.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2001
Operating activities:
Net loss	$—	$(46.6)	$—	$—	$(46.6)
Adjustments to reconcile net loss to net cash provided by operating activities	—	355.6	—	—	355.6
Increase (decrease ) in operating assets	—	60.7	—	—	60.7

Net cash provided by operating activities	—	369.7	—	—	369.7

Investing activities:
Additions to property, plant and mine development	—	(389.9)	—	—	(389.9)
Advances to joint ventures and affiliates	—	(0.2)	—	—	(0.2)
Proceeds from sale of investments and other	—	5.1	—	—	5.1

Net cash used in investing activities	—	(385.0)	—	—	(385.0)

Financing activities:
Net borrowings	—	70.0	—	—	70.0
Dividends paid on common and preferred stock	—	(31.0)	—	—	(31.0)
Proceeds from stock issuances	—	7.5	—	—	7.5
Decrease in restricted cash	—	40.0	—	—	40.0
Other	—	(1.4)	—	—	(1.4)

Net cash provided by financing activities	—	85.1	—	—	85.1

Effect of exchange rate changes on cash	—	2.1	—	—	2.1

Net change in cash and cash equivalents	—	71.9	—	—	71.9
Cash and cash equivalents at beginning of year	—	77.5	—	—	77.5

Cash and cash equivalents at end of year	$—	$149.4	$—	$—	$149.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 30	SUBSEQUENT EVENTS

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 32    RESTATEMENT OF STATEMENTS OF CONSOLIDATED CASH FLOWS

The Statements of Consolidated Cash Flows for the years ended December 31, 2003 and 2002 have been restated. The Company has determined that it had incorrectly classified the impact of foreign currency exchange rate changes among Net cash provided by operating activities and Effect of exchange rate changes on cash in the Statements of Consolidated Cash Flows and, therefore, a restatement is required to classify the impact of foreign currency exchange rate changes to the proper line items. In addition, for the year ended December 31, 2003, the Company corrected certain misclassifications between Net cash provided by operating activities and Net cash used in investing activities.

The following Condensed Statements of Consolidated Cash Flows for the years ended December 31, 2003 and 2002 set forth the effects of these restatements:

	Year Ended December 31, 2003
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net cash provided by operating activities	$588,752	$(50,315)	$538,437
Net cash used in investing activities	(201,778)	4,714	(197,064)
Net cash provided by financing activities	546,666	—	546,666
Effect of exchange rate changes on cash	(21,301)	45,601	24,300
Net change in cash and cash equivalents	912,339	—	912,339
Cash and cash equivalents at the beginning of year	401,683	—	401,683
Cash and cash equivalents at the end of year	$1,314,022	$—	$1,314,022

	Year Ended December 31, 2002
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net cash provided by operating activities	$670,308	$(14,491)	$655,817
Net cash provided by investing activities	112,110	—	112,110
Net cash used in financing activities	(530,075)	—	(530,075)
Effect of exchange rate changes on cash	(91)	14,491	14,400
Net change in cash and cash equivalents	252,252	—	252,252
Cash and cash equivalents at the beginning of year	149,431	—	149,431
Cash and cash equivalents at the end of year	$401,683	$—	$401,683

ITEM 9A.	CONTROLS AND PROCEDURES

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

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2003 that materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In June 2004, the Company discovered an error in its Statements of Consolidated Cash Flows. The error resulted from a misinterpretation of the accounting standards relating to Statements of Cash Flows. The Company brought the error to the attention of its Audit Committee and independent auditor and, in July 2004, determined that it would restate its Statements of Consolidated Cash Flows for the periods ending March 31, June 30, September 30 and December 31, 2002 and 2003, respectively, and March 31, 2004. See Note 32 to Consolidated Financial Statements. The Company is taking steps to strengthen our accounting staff and remediate the significant deficiency in the review processes surrounding the preparation of the financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

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

10(d)	—1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(e)	—Newmont Mining Corporation Annual Incentive Compensation Plan (Effective as of January 1, 2003) see footnote 2.

Exhibit Number	Description

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

12.1	—Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends see footnote 2.

12.2	—Statement re Computation of Ratio of Earnings to Fixed Charges see footote 2.

Exhibit Number	Description

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

21	—Subsidiaries of Newmont Mining Corporation see footnote 2.

23.1	—Consent of Behre Dolbear, filed herewith.

23.2	—Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—Power of Attorney see footnote 2.

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

32.1	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.

32.2	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.

(1)	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(2)	Filed with Annual Report on Form 10-K for the period ended December 31, 2003 filed March 15, 2004.