Form 10-Q/A
period 2004-03-31
NEWMONT MINING CORP /DE/
filed 2004-07-28
CIK 1164727

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on April 30, 2004 (the “Original Filing”). Newmont Mining Corporation has filed this Amendment to correct an error in the Statements of Consolidated Cash Flows as described in Note 25, Restatement of Statements of Consolidated Cash Flows, as well as to make corresponding textual changes in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition and to add related information in Item 4, Controls and Procedures. Other information contained herein has not been updated. Therefore, you should read this Amendment together with other documents that we have filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

As Restated. See Note 25

	Three Months Ended March 31,
	2004	2003
	(unaudited, in thousands)
Operating activities:
Net income	$86,681	$117,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	182,024	130,593
Accretion of accumulated reclamation obligations	6,829	5,744
Amortization of deferred stripping costs, net	(15,170)	(6,362)
Deferred income taxes	22,569	(35,400)
Foreign currency exchange loss (gain)	463	(24,706)
Minority interest, net of dividends of $29,190 and zero, respectively	49,867	37,789
Equity loss (income) and impairment of affiliates, net of dividends	(375)	8,514
Write-downs of inventories, stockpiles and ore on leach pads	5,123	7,688
Cumulative effect of a change in accounting principle, net of tax	47,138	34,533
Gain on investments, net	—	(85,318)
Gain on derivative instruments, net	(549)	(55,025)
Loss on extinguishment of debt	—	19,530
Gain on sale of assets and other	(10,610)	(5,623)
(Increase) decrease in operating assets:
Accounts receivable	(58,624)	5,855
Inventories, stockpiles and ore on leach pads	23,389	(23,480)
Other assets	(15,926)	(1,991)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	174	60,770
Derivative instruments	1,244	(17,328)
Early settlement of derivative instruments classified as cash flow hedges	—	(32,779)
Other liabilities	(181)	(1,448)

Net cash provided by operating activities	324,066	138,811

Investing activities:
Additions to property, plant and mine development	(166,242)	(82,721)
Investments in affiliates	—	(56,224)
Cash recorded upon consolidation of Batu Hijau	82,203	—
Proceeds from the sale of TVX Newmont Americas	—	170,625
Early settlement of ineffective derivative instruments	(290)	(4,097)
Proceeds from asset sales and other	11,114	2,381

Net cash (used in) provided by investing activities	(73,215)	29,964

Financing activities:
Repayment of long-term debt	(22,269)	(182,787)
Dividends paid on common	(22,147)	(16,089)
Proceeds from stock issuance	19,029	934
Other	8,504	—

Net cash used in financing activities	(16,883)	(197,942)

Effect of exchange rate changes on cash	616	7,800

Net change in cash and cash equivalents	234,584	(21,367)
Cash and cash equivalents at beginning of period	1,314,022	401,683

Cash and cash equivalents at end of period	$1,548,606	$380,316

Supplemental information:
Interest paid, net of amounts capitalized	$20,309	$29,557
Income taxes paid	$48,147	$21,560

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The following interim Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature, except for the effects of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities” (Note 2). These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Newmont included in its Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

(2) CHANGE IN ACCOUNTING POLICY—CONSOLIDATION OF BATU HIJAU

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

Newmont completed its evaluation of the impact of FIN 46R for VIEs in which the Company has an interest, which were created before December 31, 2003 and that are not considered to be special-purpose entities. Newmont identified the Nusa Tenggara Partnership (“NTP”) and P.T. Newmont Nusa Tenggara (“PTNNT”)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(collectively, “Batu Hijau”) as VIEs because of certain capital structures and contractual relationships (primarily the sharing of the expected residual returns with a party that did not have an equity investment at risk that is considered significant to the total expected residual returns, as well as indications of insufficient equity, as defined by FIN 46R). Newmont also determined that it is the primary beneficiary of Batu Hijau. Therefore, as of January 1, 2004, the Company has fully consolidated Batu Hijau in its Consolidated Financial Statements. Previously, the Company accounted for its investment in Batu Hijau using the equity method of accounting, as disclosed in Note 10 in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The summarized results of operations of NTP for the three months ended March 31, 2003 using the co-product accounting method for gold and base metals are as follows (unaudited, in thousands):

Copper revenues, net of smelting and refining costs	$80,014
Gold revenues, net of smelting and refining costs	$27,230
Gross profit	$10,155
Net income before cumulative effect of a change in accounting principle	$5,960
Net income	$(8,258)

The summarized assets and liabilities of NTP as of December 31, 2003 are as follows (unaudited, in thousands):

Current assets	$324,958
Property, plant and mine development, net	$1,585,124
Mineral interest, net	$176,349
Other assets	$372,070
Debt and related interest to partners and affiliates	$258,182
Other current liabilities	$206,132
Debt—third parties (including current portion)	$739,812
Other liabilities	$176,649

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Financial information relating to Newmont’s segments is as follows:

Three Months Ended March 31, 2004

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$270.2	$36.5	$306.7	$326.4	$3.4	$329.8	$31.0	$183.6	$214.6
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.3	$—	$0.3	$0.1	$0.4	$0.5
Interest expense	$—	$—	$—	$0.3	$—	$0.3	$—	$––	$––
Exploration, research and development	$2.3	$—	$2.3	$1.0	$0.6	$1.6	$1.0	$1.0	$2.0
Depreciation, depletion and amortization	$35.1	$6.3	$41.4	$54.3	$1.1	$55.4	$9.1	$27.1	$36.2
Pre-tax income (loss) before minority interest, equity income, impairment of affiliates and cumulative effect	$41.4	$8.6	$50.0	$157.9	$(1.3)	$156.6	$6.4	$32.4	$38.8
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$––	$––
Amortization of deferred stripping, net	$(20.2)	$—	$(20.2)	$—	$—	$—	$—	$(1.1)	$(1.1)
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—	$—	$—	$—	$—
Capital expenditures (as restated – see Note 25)	$28.4	$1.9	$30.3	$45.0	$0.2	$45.2	$3.3	$34.2	$37.5
Deferred stripping costs	$82.5	$6.7	$89.2	$—	$—	$—	$—	$14.2	$14.2
Total assets	$1,489.5	$94.1	$1,583.6	$1,263.7	$17.3	$1,281.0	$121.9	$1,084.1	$1,206.0

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Batu Hijau	Golden Grove	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$22.8	$23.1	$207.6	$15.2	$—	$—	$2.5	$1,122.3
Royalties	$—	$—	$—	$—	$—	$13.2	$—	$13.2
Interest income	$—	$0.1	$0.4	$—	$—	$—	$2.9	$4.2
Interest expense	$0.2	$—	$11.0	$—	$—	$—	$14.0	$25.5
Exploration, research and development	$—	$6.9	$—	$1.6	$12.9	$1.6	$7.8	$36.7
Depreciation, depletion and amortization	$2.7	$7.3	$25.4	$5.4	$0.8	$5.5	$1.9	$182.0
Pre-tax income (loss) before minority interest, equity income, impairment of affiliates and cumulative effect	$11.6	$(7.7)	$93.9	$(0.9)	$(13.7)	$6.3	$(36.9)	$298.0
Equity income of affiliates	$—	$—	$—	$—	$—	$0.6	$0.9	$1.5
Amortization of deferred stripping, net	$—	$(3.6)	$9.7	$—	$—	$—	$—	$(15.2)
Cumulative effect of a change in accounting principle	$—	$—	$(83.8)	$—	$—	$—	$36.7	$(47.1)
Capital expenditures (as restated – see Note 25)	$3.4	$11.4	$20.2	$7.8	$0.1	$2.2	$8.2	$166.3
Deferred stripping costs	$—	$11.8	$(77.0)	$—	$—	$—	$—	$38.2
Total assets	$99.5	$228.3	$2,217.5	$273.3	$1,149.4	$2,057.1	$2,716.3	$12,812.0

Three Months Ended March 31, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$221.1	$40.0	$261.1	$229.5	$20.7	$250.2	$25.8	$122.8	$148.6
Royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investments, net	$—	$—	$—	$––	$—	$—	$—	$—	$—
Loss on extinguishment of debt	$—	$—	$—	$––	$—	$—	$—	$––	$—
Interest income	$—	$—	$—	$0.4	$—	$0.4	$—	$1.3	$1.3
Interest expense	$—	$—	$—	$1.4	$—	$1.4	$—	$—	$—
Exploration, research and development	$3.2	$—	$3.2	$1.9	$—	$1.9	$0.3	$1.1	$1.4
Depreciation, depletion and amortization	$31.6	$10.2	$41.8	$35.5	$2.1	$37.6	$5.6	$21.4	$27.0
Pre-tax income (loss) before minority interest, equity income (loss), impairment of affiliates and cumulative effect	$37.5	$2.7	$40.2	$104.2	$5.7	$109.9	$11.1	$(0.7)	$10.4
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$1.2	$1.2
Amortization of deferred stripping, net	$(6.6)	$(0.1)	$(6.7)	$—	$—	$—	$—	$(1.0)	$(1.0)
Cumulative effect of a change in accounting principle	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(3.6)	$(2.8)
Capital expenditures (as restated – see Note 25)	$22.2	$0.4	$22.6	$35.3	$0.5	$35.8	$1.7	$9.1	$10.8
Deferred stripping costs	$43.9	$6.5	$50.4	$—	$—	$—	$—	$10.9	$10.9
Total assets	$1,486.3	$138.7	$1,625.0	$1,187.5	$29.7	$1,217.2	$175.4	$1,172.2	$1,347.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Total Gold	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$21.2	$31.5	$712.6	$19.4	$—	$—	$2.0	$734.0
Royalties	$—	$—	$—	$—	$—	$14.5	$—	$14.5
Gain on investments, net	$—	$—	$—	$—	$—	$85.3	$—	$85.3
Loss on extinguishment of debt	$—	$—	$—	$—	$—	$(19.5)	$—	$(19.5)
Interest income	$—	$—	$1.7	$—	$—	$0.1	$0.4	$2.2
Interest expense	$0.2	$—	$1.6	$—	$—	$—	$28.3	$29.9
Exploration, research and development	$—	$4.9	$11.4	$0.7	$5.9	$1.0	$2.5	$21.5
Depreciation, depletion and amortization	$2.6	$7.7	$116.7	$7.1	$0.8	$4.7	$1.3	$130.6
Pre-tax income (loss) before minority interest, equity income (loss), impairment of affiliates and cumulative effect	$9.8	$(1.4)	$168.9	$(3.8)	$(6.7)	$91.4	$5.5	$255.3
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$(11.7)	$(11.7)
Equity income of affiliates	$—	$—	$1.2	$—	$—	$—	$7.3	$8.5
Amortization of deferred stripping, net	$—	$1.3	$(6.4)	$—	$—	$—	$—	$(6.4)
Cumulative effect of a change in accounting principle	$(1.3)	$(3.2)	$(57.7)	$(0.2)	$—	$—	$23.4	$(34.5)
Capital expenditures (as restated – see Note 25)	$0.5	$7.1	$76.8	$2.0	$0.2	$—	$3.7	$82.7
Deferred stripping costs	$—	$0.5	$61.8	$—	$—	$—	$—	$61.8
Total assets	$104.7	$288.7	$4,583.2	$245.3	$1,295.5	$2,256.7	$1,787.9	$10,168.6

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

	Three Months Ended March 31, 2004
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions, as restated—see Note 25)
Operating activities:
Net income	$86.7	$75.1	$(3.7)	$(71.4)	$86.7
Adjustments to reconcile net income to net cash provided by operating activities	(56.7)	234.9	37.7	71.4	287.3
Change in operating assets and liabilities	16.6	(80.9)	14.4	—	(49.9)

Net cash provided by operating activities	46.6	229.1	48.4	—	324.1

Investing activities:
Additions to property, plant and mine development	—	(108.6)	(57.7)	—	(166.3)
Cash recorded on consolidation of Batu Hijau	—	82.2	—	—	82.2
Proceeds of asset sales and other	—	8.7	2.2	—	10.9

Net cash used in investing activities	—	(17.7)	(55.5)	—	(73.2)

Financing activities:
Net (repayments) borrowings	(45.6)	17.2	6.1	—	(22.3)
Dividends paid on common and preferred stock	(20.0)	—	(2.1)	—	(22.1)
Proceeds from stock issuance and other	19.0	8.5	—	—	27.5

Net cash (used in) provided by financing activities	(46.6)	25.7	4.0	—	(16.9)

Effect of exchange rate changes on cash	—	—	0.6	—	0.6

Net change in cash and cash equivalents	—	237.1	(2.5)	—	234.6
Cash and cash equivalents at beginning of period	—	1,211.2	102.8	—	1,314.0

Cash and cash equivalents at end of period	$—	$1,448.3	$100.3	$—	$1,548.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

	Three Months Ended March 31, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions, as restated—see Note 25)
Operating activities:
Net income	$117.3	$7.6	$102.0	$(109.6)	$117.3
Adjustments to reconcile net income to net cash provided by operating activities	(50.3)	188.6	(114.1)	—	24.2
Change in operating assets and liabilities	34.6	(20.4)	(16.0)	(0.9)	(2.7)

Net cash provided by (used in) operating activities	101.6	175.8	(28.1)	(110.5)	138.8

Investing activities:
Additions to property, plant and mine development	—	(62.0)	(20.7)	—	(82.7)
Investments in affiliates	—	—	(56.2)	—	(56.2)
Proceeds from sale of TVX Newmont Americas	—	—	170.6	—	170.6
Proceeds from sale of investments and other	(99.0)	(6.4)	(5.9)	109.6	(1.7)

Net cash (used in) provided by investing activities	(99.0)	(68.4)	87.8	109.6	30.0

Financing activities:
Net borrowings (repayments)	10.6	(15.9)	(177.5)	—	(182.8)
Dividends paid on common and preferred stock	(14.1)	—	(2.0)	—	(16.1)
Proceeds from stock issuance and other	0.9	—	(0.9)	0.9	0.9

Net cash used in financing activities	(2.6)	(15.9)	(180.4)	0.9	(198.0)

Effect of exchange rate changes on cash	—	0.6	7.2	—	7.8

Net change in cash and cash equivalents	—	92.1	(113.5)	—	(21.4)
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	$—	$257.2	$123.1	$—	$380.3

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

(25) RESTATEMENT OF STATEMENTS OF CONSOLIDATED CASH FLOWS

The Statements of Consolidated Cash Flows for the three-month periods ended March 31, 2004 and 2003 have been restated. The Company has determined that it had incorrectly classified the impact of foreign currency exchange rate changes among Net cash provided by operating activities and Effect of exchange rate changes on cash in the Statements of Consolidated Cash Flows and, therefore, a restatement is required to classify the impact of foreign currency exchange rate changes to the proper line items. In addition, for the three-month periods ended March 31, 2004 and 2003, the Company corrected certain misclassifications between Net cash provided by operating activities and Net cash (used in) provided by investing activities.

The following Condensed Statements of Consolidated Cash Flows for the three-month periods ended March 31, 2004 and 2003 set forth the effects of these restatements:

	Three Months Ended March 31, 2004
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net cash provided by operating activities	$328,217	$(4,151)	$324,066
Net cash used in investing activities	(74,847)	1,632	(73,215)
Net cash used in financing activities	(16,883)	—	(16,883)
Effect of exchange rate changes on cash	(1,903)	2,519	616
Net change in cash and cash equivalents	234,584	—	234,584
Cash and cash equivalents at the beginning of period	1,314,022	—	1,314,022
Cash and cash equivalents at the end of period	$1,548,606	$—	$1,548,606

	Three Months Ended March 31, 2003
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net cash provided by operating activities	$135,996	$2,815	$138,811
Net cash provided by investing activities	31,374	(1,410)	29,964
Net cash used in financing activities	(197,942)	—	(197,942)
Effect of exchange rate changes on cash	9,205	(1,405)	7,800
Net change in cash and cash equivalents	(21,367)	—	(21,367)
Cash and cash equivalents at the beginning of period	401,683	—	401,683
Cash and cash equivalents at the end of period	$380,316	$—	$380,316

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Restatements

As further described in Note 25 to the Consolidated Financial Statements, Newmont has determined that certain adjustments are required to restate the Statements of Consolidated Cash Flows for the three-month periods ended March 31, 2004 and 2003. The Company has determined that it incorrectly classified the impact of foreign currency exchange rate changes among Net cash provided by operating activities and Effect of exchange rate changes on cash in the Statements of Consolidated Cash Flows and, therefore, a restatement is required to classify the impact of foreign currency exchange rate changes to the proper line items. In addition, for the three-month periods ended March 31, 2004 and 2003, the Company corrected certain misclassifications between Net cash provided by operating activities and Net cash (used in) provided by investing activities.

In total, the restatements decreased Net cash provided by operating activities by $4.1 million, decreased Net cash used in investing activities by $1.6 million and increased Effect of exchange rate changes on cash by $2.5 million for the three-month period ended March 31, 2004. The restatements increased Net cash provided by operating activities by $2.8 million, decreased Net cash provided by investing activities by $1.4 million and decreased Effect of exchange rate changes on cash by $1.4 million for the three-month period ended March 31, 2003. The restatements had no effect on the Statements of Consolidated Income or the Consolidated Balance Sheets at or for the three-month periods ended March 31, 2004 and 2003.

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

Critical Accounting Policies

Due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the goodwill reported on the Company’s balance sheet, the carrying value and the methods used to assign and evaluate goodwill are considered a critical accounting policy. At March 31, 2004 and December 31, 2003, the carrying value of the Company’s goodwill was approximately $3.1 billion and $3.0 billion, respectively. Such goodwill was assigned to the Company’s Merchant Banking (approximately $1.6 billion) and Exploration (approximately $1.1 billion) Segments and to various mine site reporting units (approximately $300 million in the aggregate). As further described in Note 3 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004, this goodwill primarily arose in connection with the Company’s February 15, 2002 acquisitions of Normandy and Franco-Nevada, and it primarily represents the excess of the aggregate purchase price over the fair value of the identifiable net assets of Normandy and Franco-Nevada. Such goodwill was assigned to reporting units in a reasonable, supportable and consistent manner based on independent valuations performed by an independent valuation and consulting firm. The Company’s approach to allocating goodwill was to identify those reporting units of the Company that the Company believed had contributed to such excess purchase price. The Company then engaged the independent valuation and consulting firm to perform valuations to measure the incremental increases in the fair values of such reporting units that were attributable to the acquisitions, and that were not already captured in the fair values assigned to such units’ identifiable net assets. In the case of the Merchant Banking and Exploration Segments, these valuations were based on each reporting unit’s potential for future growth, and in the case of the mine site reporting units; the valuation was based on the synergies that were expected to be realized by each mine site reporting unit.

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

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Three Months Ended March 31,
	Nevada(3)		La Herradura(4)		Tanami(5)		Kalgoorlie(6)
	2004	2003	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
— Stripping ratio(1)	126.5	122.8	149.1	146.4	48.9	57.1	110.9	114.8
— Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.051	0.049	0.034	0.030	0.160	0.140	0.061	0.065
Actuals for Year
— Stripping ratio(2)	264.8	109.8	152.4	157.3	53.7	88.4	95.0	100.9
— Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.055	0.104	0.025	0.026	0.130	0.120	0.066	0.059
Remaining Mine Life (years)	11	12	4	5	1	2	14	15

	Three Months Ended March 31,
	Martha(7)		Ovacik(8)		Batu Hijau(9)
	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
— Stripping ratio(1)	26.1	32.1	40.2	28.9	0.18	—
— Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.107	0.093	0.410	0.356	5.49	—
Actuals for Year
— Stripping ratio(2)	49.9	23.4	61.9	22.0	0.14	—
— Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.072	0.109	0.241	0.379	7.01	—
Remaining Mine Life (years)	3	4	1	2	14	—

(1)	Total tons to be mined in future divided by total ounces of gold or total pounds of copper equivalent to be recovered in future, based on proven and probable reserves. Pounds of copper equivalent equates to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.
(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.
(3)	The actual stripping ratio increased in 2004 from 2003 due to increased waste removal for the Gold Quarry South Layback at Carlin and Section 30 at Twin Creeks and lower grade ore being mined. The actual grade decreased in 2004 as lower grade ore patches are being mined at Twin Creeks and Lone Tree in conjunction with the increased waste removal.
(4)	La Herradura is included in the Company’s Other North America operating segment.
(5)	The life-of-mine and actual stripping ratios decreased and life-of-mine grade increased during 2004 as several low-grade remnant pits were completed during 2003. The one year mine life is for the open pit only. The underground mine life is six years. Tanami is included in the Company’s Other Australia segment.
(6)	The actual stripping ratio decreased in 2004 as a result of higher-grade material being mined. Kalgoorlie is included in the Company’s Other Australia segment.
(7)	The life-of-mine stripping ratio decreased in 2004 due to a positive grade reconciliation in 2003 that led to an increase in the life-of-mine grade assumption. The actual stripping ratio increased in 2004 as mining was restricted to low-grade areas. Martha is included in the Company’s Other International segment.
(8)	The life-of-mine stripping ratio increased in 2004 due to changes in mining certain reserves from underground to open pit mining. The actual stripping ratio increased significantly from 2003 due to accelerated waste removal required to maintain higher mill throughput and lower-grade material being mined. Ovacik is included in the Company’s Other International segment.
(9)	The actual stripping ratio is significantly lower than the life-of-mine stripping ratio as a result of the higher average ore grade.

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

Reconciliation of Costs applicable to sales to total cash costs per gold ounce (unaudited):

	Nevada		Mesquite (2)		La Herradura		Golden Giant
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$192.7	$145.5	$—	$2.6	$2.2	$2.2	$12.9	$16.7
Minority interest	—	—	—	—	—	—		—
Reclamation/accretion expense	(1.4)	(1.6)	—	(0.1)	—	—	(0.1)	(0.5)
Write-downs of inventories, stockpiles and ore on leach pads	—	(1.0)	—	—	—	—	—	—
Purchased ore and other(1)	(14.1)	—	—	—	—	—	0.1	—

Total cash cost for per ounce calculation	$177.2	$142.9	$—	$2.5	$2.2	$2.2	$12.9	$16.2
Equity ounces sold (000)	617.4	632.9	—	14.6	17.3	16.6	52.7	65.2
Equity cash cost per ounce sold	$287	$226	$—	$173	$128	$128	$245	$249

(1)	Includes Nevada’s purchase of ore related to the 75% non-equity ounce portion of the Turquoise Ridge joint venture.
(2)	Mesquite operations were sold in December 2003.

	Holloway		Total North America		Yanacocha		Kori Kollo
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$6.2	$5.4	$214.0	$172.4	$111.9	$85.5	$2.4	$10.6
Minority interest	—	—	—	—	(56.4)	(43.1)	(0.3)	(1.3)
Reclamation/accretion expense	—	(0.1)	(1.5)	(2.3)	(0.8)	(0.8)	(0.2)	(0.4)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	(1.0)	—	—	—	—
Purchased ore and other	—	—	(14.0)	—	(0.1)	—	—	—

Total cash cost for per ounce calculation	$6.2	$5.3	$198.5	$169.1	$54.6	$41.6	$1.9	$8.9
Equity ounces sold (000)	19.2	18.1	706.6	747.4	410.3	335.1	7.2	51.8
Equity cash cost per ounce sold	$322	$294	$281	$226	$133	$124	$266	$172

	Total South America		Pajingo		Yandal		Tanami
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$114.3	$96.1	$14.7	$8.4	$33.4	$39.7	$49.8	$31.6
Minority interest	(56.7)	(44.4)	—	—	—	—	—	(4.4)
Reclamation/accretion expense	(1.0)	(1.2)	(0.1)	—	(0.9)	(0.7)	(0.2)	0.1
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	—	(0.7)	(2.7)	—
Purchased ore and other	(0.1)	—	—	—	—	—	—	—

Total cash cost for per ounce calculation	$56.5	$50.5	$14.6	$8.4	$32.5	$38.3	$46.9	$27.3
Equity ounces sold (000)	417.5	386.9	75.2	74.0	141.1	139.3	183.1	105.5
Equity cash cost per ounce sold	$135	$130	$194	$113	$231	$275	$256	$257

	Kalgoorlie		Total Australia		Batu Hijau
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$37.0	$22.4	$134.9	$102.1	$13.5	$—
Minority interest	—	—		(4.4)	(6.1)	—
Reclamation/accretion expense	(0.4)	(0.5)	(1.6)	(1.1)	(0.1)	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(2.7)	(0.7)	—	—
Purchased ore and other	—	—	—	—	2.8	—

Total cash cost for per ounce calculation	$36.6	$21.9	$130.6	$95.9	$10.1	$—
Equity ounces sold (000)	121.9	89.0	521.3	407.8	56.4	—
Equity cash cost per ounce sold	$300	$247	$251	$235	$179	$—

	Zarafshan- Newmont		Minahasa		Martha
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$8.4	$8.6	$8.7	$9.4	$5.8	$6.1
Minority interest	—	—	—	—	—	(0.3)
Reclamation/accretion expense	(0.1)	(0.1)	(0.1)	—	(0.1)	(0.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	(1.3)	—	(1.4)
Purchased ore and other	—	—	(0.5)	(0.5)	—	—

Total cash cost for per ounce calculation	$8.3	$8.5	$8.1	$7.6	$5.7	$4.3
Equity ounces sold (000)	55.9	60.1	26.2	31.7	22.6	19.6
Equity cash cost per ounce sold	$148	$142	$307	$236	$251	$219

	Ovacik		Total Other International		Total Gold
For the Three Months Ended March 31,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$1.9	$4.4	$38.3	$28.5	$501.5	$399.1
Minority interest	—	—	(6.1)	(0.3)	(62.8)	(49.1)
Reclamation/accretion expense	(0.1)	(0.1)	(0.5)	(0.3)	(4.6)	(4.9)
Write-downs of inventories, stock piles and ore on leach pads	—	—	—	(2.7)	(2.7)	(4.4)
Purchased ore and other	—	—	2.3	(0.5)	(11.8)	(0.5)

Total cash cost for per ounce calculation	$1.8	$4.3	$34.0	$24.7	$419.6	$340.2
Equity ounces sold (000)	5.9	35.0	167.0	146.4	1,812.4	1,688.5
Equity cash cost per ounce sold	$302	$126	$203	$169	$231	$201

Reconciliation of Costs applicable to sales to total cash costs per base metal pound (unaudited):

	Batu Hijau		Golden Grove
			2004				2003
For the Three Months Ended March 31,	2004	2003	Total		Copper	Zinc	Total		Copper	Zinc
	(in millions, except for per pound amounts)
Costs applicable to sales per financial statements	$63.8	$—		$9.1	$0.5	$8.6		$15.2	$9.0	$6.2
Minority interest	(29.2)	—		—	—	—		—	—	—
Reclamation/accretion expense	(0.5)	—		(0.1)	—	(0.1)		(0.1)	—	(0.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	—		—	—	—		(3.2)	(1.4)	(1.8)
Purchased ore and other	14.3	—		9.1	0.5	8.6		7.2	3.6	3.6

Total cash cost for per pound calculation	$48.4	$—		$18.1	$1.0	$17.1		$19.1	$11.2	$7.9
Equity pounds sold	73.8	—		N/A	2.3	45.4		N/A	21.3	24.9
Equity cash cost per pound sold	$0.66	$—	$	N/A	$0.46	$0.38	$	N/A	$0.53	$0.31

Reconciliation of Costs applicable to sales to consolidated total production costs per gold ounce and per copper pound (unaudited):

	Gold		Copper
For the Three Months Ended March 31,	2004	2003	2004	2003
	(in millions, except for per ounce and per pound amounts)
Costs applicable to sales per financial statements	$501.5	$399.1	$64.3	$9.0
Minority interest	(62.8)	(49.1)	(29.2)	—
Reclamation/accretion expense	(4.6)	(4.9)	(0.5)	—
Write-downs of inventories, stock piles and ore on leach pads	(2.7)	(4.4)	—	(1.4)
Purchased ore and other	(11.8)	(0.5)	14.8	3.6

Total cash cost for per ounce calculation	$419.6	$340.2	$49.4	$11.2
Reclamation/accretion expense	4.0	4.9	0.5	—
DDA	145.7	114.6	21.4	3.0
Minority interest	(27.3)	(17.7)	(9.2)	—

Total production costs for per ounce/pound calculations	$542.0	$442.0	$62.1	$14.2
Equity ounces sold (000)	1,812.4	1,688.5	N/A	N/A
Equity pounds sold (000) (1)	N/A	N/A	76,084	21,289
Equity cash cost per ounce/pound sold	$231	$201	$0.65	$0.53
Equity total production cost per ounce/pound sold	$299	$261	$0.82	$0.67

(1)	Includes only Golden Grove in 2003.

During the first quarter of 2003, Batu Hijau accounted for sales of gold as a by-product credit in copper production costs. The following table reflects the pro forma impacts on revenues and production costs had Batu Hijau applied co-product accounting for copper and gold during the first quarter of 2003 (unaudited):

	By- Product Method	Co-Product Method

For the Three Months Ended March 31, 2003		Copper	Gold	Total
	(in thousands, except per ounce amounts)
Revenue	$53,063	$53,063	$18,209	$71,272
Cash production costs	$40,337	$30,032	$10,305	$40,337
By-product credits	(18,907)	(520)	(178)	(698)

Total Cash Cost	21,430	29,512	10,127	39,639
Noncash costs	15,232	11,341	3,891	15,232

Total Production Costs	$36,662	$40,853	$14,018	$54,871

Pounds of copper sold (000)	69,848
Ounces of gold sold (000)	54.3
Cash cost per pound/ounce	$0.31	$0.42	$186
Noncash cost per pound/ounce	0.21	0.16	72

Total costs per pound/ounce	$0.52	$0.58	$258

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

Liquidity and Capital Resources

For the first quarter of 2004, Net cash provided by operating activities was $324.1 million, compared to $138.8 million for the first quarter of 2003. Net cash provided by operating activities was significantly impacted by the following key factors:

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

Changes in operating assets and liabilities reduced operating cash flows during the first quarters of 2004 and 2003 by $49.9 and $10.4 million, respectively. During the first quarter of 2004 receivables increased by $58.6 million, primarily as a result of an increase in trade receivables related to the timing of concentrate shipments and mark-to-market adjustments on provisional sales of copper at Batu Hijau as a result of the significant copper price increase from January 1, 2004 through March 31, 2004, partially offset by a reduction of $23.4 million of production inventories. The decrease in operating cash flows in the first quarter of 2003 related to operating assets and liabilities primarily reflects $32.8 million used for early settlement of effective derivative instruments related to the Australian gold hedge books and the build up of inventory balances, partially offset by higher current liability balances.

Net cash (used in) provided by investing activities was $(73.2) million during the first quarter of 2004 compared to $30.0 million during the first quarter of 2003. Additions to property, plant and mine development were $166.2 million for the first quarter of 2004, compared to $82.7 million for the first quarter of 2003. See Additions to Property, Plant and Mine Development below for more information on capital expenditures. Also impacting cash flows from investing activities for the first quarter of 2004 is the consolidation of Batu Hijau, effective January 1, 2004, which resulted in the recording of approximately $82.2 million of Batu Hijau’s cash balances. In 2003, the Company engaged in significant acquisition and disposition activities related to investments acquired as part of the acquisitions of Normandy and Franco-Nevada. The first quarter of 2003 included $170.6 million of proceeds from the sale of TVX Newmont Americas, partially offset by a $56.2 million equity contribution to AMC.

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

Investing Activities

Additions to property, plant and mine development

	Three months ended March 31,
	2004	2003
	(unaudited, in millions)
North America:
Nevada	$28.4	$22.2
La Herradura, Mexico	—	—
Golden Giant, Canada	0.3	0.1
Holloway, Canada	1.6	0.3

Total North America	30.3	22.6

South America:
Yanacocha, Peru	45.0	35.3
Kori Kollo, Bolivia	0.2	0.5

Total South America	45.2	35.8

Australia:
Pajingo	3.3	1.7
Kalgoorlie	22.4	1.6
Yandal	4.3	3.6
Tanami	6.7	3.9
Other	0.8	—

Total Australia	37.5	10.8

Other Operations:
Batu Hijau	20.2	N/A
Zarafshan-Newmont, Uzbekistan	3.4	0.5
Martha, New Zealand	0.9	6.0
Akyem, Ghana	1.5	—
Ahafo (Yamfo-Sefai), Ghana	6.6	—
Ovacik, Turkey	2.4	1.1

Total Other Operations	35.0	7.6

Other:
Golden Grove	7.8	2.0
Corporate and Other	10.5	3.9

Total Other	18.3	5.9

Total Newmont	$166.3	$82.7

Capital expenditures for North American operations during the first three months of 2004 included $28.4 million related to activities in Nevada primarily for the development of the Leeville and Phoenix projects, the Mill 5 expansion and other new project development. South American capital expenditures were primarily at Yanacocha for leach pad expansion at the La Quinua and Yanacocha pits, expansion of water treatment facilities and mine development at Cerro Negro and Carachugo. Australian capital expenditures were primarily for the purchase of mining equipment previously leased under an operating lease at Kalgoorlie of A$23.1 million (approximately $17.8 million) and mine development at the majority of the underground mines. Expenditures at other operations were $35.0 million and included the purchase of the mine equipment fleet at Batu Hijau ($20.2 million), phase IV leach pad expansion at Zarafshan ($3.4 million) and project development at Ahafo ($6,6 million). Other includes $7.8 million at Golden Grove primarily for equipment purchases and mine development.

Expenditures for North American operations during the first three months of 2003 included $22.2 million related to activities in Nevada for the development of the Deep Post, Leeville and Midas underground mines and other new project development. South American capital expenditures were primarily at Yanacocha ($35.3 million) for mine and leach pad development and other ongoing expansion work. Australian capital expenditures of $10.8 million were primarily for mine development at the majority of the underground mines. Other projects include mine development at the Martha mine in New Zealand.

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

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2004 that materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Items 2(a), (b), (c) and (d) are inapplicable.

(e) Stock Repurchases

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2004 through January 31, 2004	25,237	(1)	$41.51	—	n/a
February 1, 2004 through February 29, 2004	—		—	—	n/a
March 1, 2004 through March 31, 2004	24,705	(2)	$44.38	—	n/a

(1)	Reflects surrender to the Company by employees of (i) 23,959 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under the Company’s 1996 Employees Stock Plan, and (ii) 1,278 shares of common stock to satisfy tax withholding obligations in connection with the vesting of deferred stock, upon termination of such employees’ employment by the Company, issued to employees under the Company’s 1996 Employees Stock Plan.

(2)	Reflects surrender to the Company by employees of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under the Company’s 1999 Employees Stock Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this report are listed in the Exhibit Index.

(b) Reports filed on Form 8-K during the quarter ended March 31, 2004:

•	Report dated February 4, 2004, announcing financial results for the quarter and year ended December 31, 2003.

•	Report dated March 26, 2004, announcing that the roaster facility in Nevada was temporarily shut down.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amedment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: July 27, 2004	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 27, 2004	/s/ DAVID W. PEAT
David W. Peat Vice President and Global Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges, filed with the Securities and Exchange Commission on April 30, 2004.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed with the Securities and Exchange Commission on April 30, 2004.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.[1]

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.[1]

[1]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.