Form 10-Q
period 2004-06-30
NEWMONT MINING CORP /DE/
filed 2004-08-02
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act). ☒ Yes ☐ No

There were 406,066,775 shares of common stock outstanding on July 28, 2004 (and 37,299,303 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Three Months Ended June 30,
	2004	2003
	(unaudited, in thousands, except per share)
Revenues
Sales—gold, net	$800,590	$724,026
Sales—base metals, net	208,581	12,735

	1,009,171	736,761

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	464,144	422,245
Base metals	93,438	9,973
Depreciation, depletion and amortization	173,156	139,337
Exploration, research and development	48,226	30,621
General and administrative	30,493	31,292
Write-down of long-lived assets	16,300	1,794
Other	8,435	3,296

	834,192	638,558

Other income (expense)
Loss on investments, net	(41,299)	(603)
Gain on derivative instruments, net	958	16,644
Gain on extinguishment of NYOL bonds, net	—	94,414
Gain on extinguishment of NYOL derivative liability, net	—	76,578
Loss on extinguishment of debt	(222)	—
Royalty and dividend income	15,356	10,468
Interest income, foreign currency exchange and other income	4,718	32,675
Interest expense, net of capitalized interest of $2,546 and $1,758, respectively	(24,931)	(22,669)

	(45,420)	207,507

Pre-tax income before minority interest, equity income (loss) and impairment of affiliates	129,559	305,710
Income tax expense	(31,310)	(89,038)
Minority interest in income of subsidiaries	(60,858)	(35,807)
Equity loss and impairment of Australian Magnesium Corporation	—	(107,758)
Equity income of affiliates	105	17,740

Net income applicable to common shares	$37,496	$90,847

Net income per common share, basic and diluted	$0.08	$0.22

Basic weighted average common shares outstanding	443,145	405,388

Diluted weighted average common shares outstanding	446,324	408,242

Cash dividends declared per common share	$0.075	$0.04

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Six Months Ended June 30,
	2004	2003
	(unaudited, in thousands, except per share)
Revenues
Sales—gold, net	$1,735,241	$1,438,582
Sales—base metals, net	396,207	32,168

	2,131,448	1,470,750

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	965,693	821,254
Base metals	166,463	25,335
Depreciation, depletion and amortization	355,180	269,930
Exploration, research and development	84,900	52,093
General and administrative	57,651	57,702
Write-down of long-lived assets	16,300	1,794
Other	14,362	25,420

	1,660,549	1,253,528

Other income (expense)
(Loss) gain on investments, net	(39,494)	84,715
Gain on derivative instruments, net	1,507	71,669
Gain on extinguishment of NYOL bonds, net	—	94,414
Gain on extinguishment of NYOL derivative liability, net	—	76,578
Loss on extinguishment of debt	(222)	(19,530)
Royalty and dividend income	28,518	24,948
Interest income, foreign currency exchange and other income	16,788	63,638
Interest expense, net of capitalized interest of $4,898 and $3,048, respectively	(50,433)	(52,615)

	(43,336)	343,817

Pre-tax income before minority interest, equity income (loss), impairment of affiliates and cumulative effect of a change in accounting principle	427,563	561,039
Income tax expense	(117,942)	(151,601)
Minority interest in income of subsidiaries	(139,915)	(73,596)
Equity loss and impairment of Australian Magnesium Corporation	—	(119,485)
Equity income of affiliates	1,609	26,278

Income before cumulative effect of a change in accounting principle	171,315	242,635
Cumulative effect of a change in accounting principle, net of tax of $25,382 and $11,188, respectively	(47,138)	(34,533)

Net income applicable to common shares	$124,177	$208,102

Income per common share before cumulative effect of a change in accounting principle, basic	$0.39	$0.60
Cumulative effect of a change in accounting principle per common share, basic	(0.11)	(0.08)

Net income per common share, basic	$0.28	$0.52

Income per common share before cumulative effect of a change in accounting principle, diluted	$0.39	$0.60
Cumulative effect of a change in accounting principle per common share, diluted	(0.11)	(0.09)

Net income per common share, diluted	$0.28	$0.51

Basic weighted average common shares outstanding	442,840	403,648

Diluted weighted average common shares outstanding	446,278	406,305

Cash dividends declared per common share	$0.125	$0.08

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited, in thousands)
ASSETS
Cash and cash equivalents	$1,474,825	$1,314,022
Marketable securities and other short-term investments	201,933	274,593
Trade receivables	75,022	20,055
Accounts receivable	113,436	70,631
Inventories	259,134	225,719
Stockpiles and ore on leach pads	210,820	248,625
Deferred stripping costs	59,363	60,086
Deferred income tax assets	257,597	73,665
Other current assets	62,863	100,280

Current assets	2,714,993	2,387,676
Property, plant and mine development, net	5,268,246	3,715,457
Investments	24,220	733,977
Deferred stripping costs	74,296	30,293
Long-term stockpiles and ore on leach pads	541,732	305,810
Deferred income tax assets	708,383	752,408
Other long-term assets	187,057	106,995
Goodwill	3,088,592	3,042,557

Total assets	$12,607,519	$11,075,173

LIABILITIES
Current portion of long-term debt	$289,793	$190,866
Accounts payable	221,874	163,164
Employee—related benefits	91,905	136,301
Other current liabilities	407,543	368,689

Current liabilities	1,011,115	859,020
Long-term debt	1,466,066	886,633
Reclamation and remediation liabilities	401,879	362,283
Deferred revenue from sale of future production	51,244	53,841
Deferred income tax liabilities	744,835	633,135
Employee—related benefits	256,757	253,726
Advanced stripping costs	74,127	—
Other long-term liabilities	343,648	295,082

Total liabilities	4,349,671	3,343,720

Commitments and contingencies (Note 23)
Minority interest in subsidiaries	762,855	346,518

STOCKHOLDERS’ EQUITY
Preferred stock—$5.00 par value;	—	—
Authorized—5 million shares
Issued and outstanding—none
Common stock—$1.60 par value;	644,758	638,046
Authorized—750 million shares
Issued and outstanding—
Common: 403.0 million and 398.7 million shares issued, less 194 thousand and 105 thousand treasury shares, respectively
Exchangeable: 55.9 million shares issued, less 15.4 million and 12.7 million redeemed shares, respectively
Additional paid-in capital	6,460,723	6,423,278
Accumulated other comprehensive income	19,923	22,827
Retained earnings	369,589	300,784

Total stockholders’ equity	7,494,993	7,384,935

Total liabilities and stockholders’ equity	$12,607,519	$11,075,173

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(unaudited, in thousands)
Operating activities:
Net income	$124,177	$208,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	355,180	269,930
Accretion of accumulated reclamation obligations	12,854	11,320
Amortization of deferred stripping costs, net	(16,476)	(14,114)
Deferred income taxes	14,468	8,745
Foreign currency exchange loss (gain)	8,457	(51,884)
Minority interest, net of distributions of $65.8 million and $29.2 million, respectively	74,095	44,406
Equity (income) loss and impairment of affiliates, net of dividends	(119)	99,309
Write-downs of inventories, stockpiles and ore on leach pads	11,549	17,941
Write-downs of long-lived assets	16,300	1,794
Cumulative effect of a change in accounting principle, net of tax	47,138	34,533
Loss (gain) on investments, net	39,494	(84,715)
Gain on derivative instruments, net	(1,507)	(71,669)
Gain on extinguishment of NYOL bonds, net	—	(94,414)
Gain on extinguishment of NYOL derivatives liability, net	—	(76,578)
Loss on extinguishment of debt	222	19,530
Gain on sale of assets and other	(6,437)	(12,443)
(Increase) decrease in operating assets:
Accounts receivable	(14,594)	8,000
Inventories, stockpiles and ore on leach pads	13,719	(25,574)
Other assets	(4,935)	7,332
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(81,471)	40,656
Derivative instruments	(7,981)	(12,935)
Early settlement of derivative instruments classified as cash flow hedges	—	(119,988)
Other liabilities	(16,983)	(12,698)

Net cash provided by operating activities	567,150	194,586

Investing activities:
Additions to property, plant and mine development	(353,406)	(219,101)
Investment in marketable equity securities	(93,720)	—
Advances to joint ventures and affiliates, net	—	(46,203)
Cash recorded upon consolidation of Batu Hijau	82,203	—
Proceeds from the sale of TVX Newmont Americas	—	180,000
Early settlement of ineffective derivative instruments	(290)	(30,153)
Cash consideration for acquisition of minority interests	—	(11,195)
Proceeds from asset sales and other	12,868	2,641

Net cash used in investing activities	(352,345)	(124,011)

Financing activities:
Proceeds from long-term debt	37,715	115,000
Repayment of long-term debt	(76,900)	(322,360)
Dividends paid on common stock	(55,373)	(32,308)
Proceeds from stock issuance	26,079	24,851
Change in restricted cash	19,244	—

Net cash used in financing activities	(49,235)	(214,817)

Effect of exchange rate changes on cash	(4,767)	17,300

Net change in cash and cash equivalents	160,803	(126,942)
Cash and cash equivalents at beginning of period	1,314,022	401,683

Cash and cash equivalents at end of period	$1,474,825	$274,741

See Note 21 for supplemental cash flow information.

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The following interim Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These adjustments are of a normal recurring nature, except for the effects of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities” (Note 2). These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003, originally filed March 15, 2004, as amended on July 28, 2004 (“Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003”).

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

References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “CHF” to Swiss currency, “IDR” to Indonesian currency and “U.S.$” or “$” to United States currency.

Certain amounts for the three and six months ended June 30, 2003 and at December 31, 2003 have been reclassified to conform to 2004 presentation.

(2)	CHANGE IN ACCOUNTING POLICY – CONSOLIDATION OF BATU HIJAU

In December 2003, the FASB issued FIN 46R, which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities was required in financial statements for periods ending after March 15, 2004.

Newmont completed its evaluation of the impact of FIN 46R for VIEs in which the Company has an interest, which were created before December 31, 2003 and that are not considered to be special-purpose entities. Newmont identified the Nusa Tenggara Partnership (“NTP”) and P.T. Newmont Nusa Tenggara (“PTNNT”) (collectively, “Batu Hijau”) as VIEs because of certain capital structures and contractual relationships (primarily the sharing of the expected residual returns with a party that did not have an equity investment at risk that is considered significant to the total expected residual returns, as well as indications of insufficient equity, as defined by FIN 46R). Newmont also determined that it is the primary beneficiary of Batu Hijau. Therefore, as of January 1, 2004, the Company has fully consolidated Batu Hijau in its Consolidated Financial Statements. Previously, the Company accounted for its investment in Batu Hijau using the equity method of accounting, as disclosed in Note 10 in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Upon consolidation of Batu Hijau, effective January 1, 2004, certain adjustments were recorded to the opening balance sheet of PTNNT and NTP to conform to Newmont’s accounting policies. These adjustments were recorded to change from units-of-production depreciation of processing plant and mining facilities to straight-line depreciation of such facilities and to change from allocating costs to stockpile inventories based on mining costs per ton to allocating costs based on recoverable pounds of copper equivalent contained in the various categories of stockpiles. The impact of these adjustments were charges of $15.1 million and $32.0 million, respectively, which have been recorded in Cumulative effect of a change in accounting principle, net of tax in the Consolidated Statements of Income, net of income tax expense and minority interest.

The table below presents the impact of the accounting change for the three- and six-month periods ended June 30, 2004 under full consolidation and the pro forma effect for the three- and six-month periods ended June 30, 2003 under the equity method of accounting as if the change had been in effect for that period (unaudited, in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 (pro forma)	2004	2003 (pro forma)
	(unaudited, in thousands)
Adjustments to net income:
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	$2,050	$—	$3,383	$—
Base metals	5,486	—	11,993	—
Depreciation, depletion and subsidiaries	7,091	—	9,823	—

Pre-tax income before minority interest, equity income, impairment of affiliates and cumulative effect of a change in accounting principle	(14,627)	—	(25,199)	—
Income tax benefit	5,119	—	8,683	—
Minority interest in income of subsidiaries	4,160	—	7,226	—
Equity income of affiliates	—	(2,897)	—	(4,902)

Income before cumulative effect of a change in accounting principle	$(5,348)	$(2,897)	$(9,290)	$(4,902)

Income before cumulative effect of a change in accounting principle, per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

To date, PTNNT has recorded cumulative losses. Therefore, during the three and six months ended June 30, 2004, the Company has recognized the portion of net income attributable to minority interests of 43.75% (representing 43.75% attributable to Sumitomo and 0% attributable to PTPI). NTP loaned PTPI the funds required to purchase its original 20% interest in PTNNT, and under the PTPI loan agreement, PTPI has pledged 70% of its 20% share of future PTNNT dividends to repay its loan to NTP, including interest. As a result of higher metal prices, improved operating and financial results and increased life of mine expectations regarding production, costs and economics, PTNNT is expected to recover all cumulative losses to-date and report positive retained earnings. During 2004, once PTNNT’s cumulative losses are recovered, the Company will recognize net income attributable to Sumitomo and PTPI minority interests of 41.125% and 6.0%, respectively, until the PTPI loan is repaid.

(3)	INVENTORIES

	At June 30, 2004	At December 31, 2003
	(unaudited, in thousands)
In-process	$61,344	$64,038
Precious metals	8,306	52,875
Materials, supplies and other	189,484	108,806

	$259,134	$225,719

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(4)	STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Current:
Stockpiles	$89,640	$83,113
Ore on leach pads	121,180	165,512

	$210,820	$248,625

Long-term:
Stockpiles	$399,840	$177,524
Ore on leach pads	141,892	128,286

	$541,732	$305,810

(5)	MARKETABLE SECURITIES AND OTHER SHORT-TERM INVESTMENTS

Marketable securities and other short-term investments at June 30, 2004 and December 31, 2003 were as follows:

	At June 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Marketable equity securities	$119,215	$29,409
Marketable securities of Kinross Gold Corporation	79,576	115,302
Newmont Australia infrastructure bonds	—	127,674
Other	3,142	2,208

Total	$201,933	$274,593

(Loss) gain on investments, net for the three and six months ended June 30, 2004 and 2003 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Gain on exchange of Echo Bay shares for Kinross marketable securities	$—	$—	$—	$84,337
Impairment of Kinross marketable securities	(38,501)		(38,501)
(Loss) gain on sale and impairment of other investments	(2,798)	(603)	(993)	378

(Loss) gain on investments, net	$(41,299)	$(603)	$(39,494)	$84,715

Newmont Australia Infrastructure Bonds

See Note 11 for information on the Newmont Australia infrastructure bonds.

Kinross Gold Corporation

On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and cash proceeds of $180 million for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net in the Statements of Consolidated Income. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing 66% of its investment in Kinross for total cash proceeds of $224.6 million and recorded a net loss of $7.4 million. Newmont classified the remaining balance of its investment in Kinross as short-term, available-for-sale marketable securities at June 30, 2004 and December 31, 2003. At June 30, 2004 and December 31, 2003, the fair value of the Kinross investment was $79.6 million and $115.3 million, respectively. At June 30, 2004,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Newmont recognized a $38.5 million impairment of its investment in Kinross for an other-than-temporary decline in value in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.”

(6)	DEFERRED STRIPPING COSTS

Movements in the deferred stripping costs balance was as follows:

	Six Months Ended June 30,
	2004	2003
	(unaudited, in thousands)
Opening balance	$90,379	$55,387
Consolidation of Batu Hijau	(67,285)	—
Additions	83,947	84,238
Amortization	(67,471)	(71,629)

Closing balance	$39,570	$67,996

The deferred and advanced stripping balances are presented in the balance sheet as follows:

	June 30, 2004	December 31, 2003
	(unaudited, in thousands)
Assets:
Current	$59,363	$60,086
Long-term	74,296	30,293

	133,659	90,379

Liabilities:
Current (See Note 10)	$19,962	$—
Long-term	74,127	—

	94,089	—

Deferred stripping, net	$39,570	$90,379

At some of the Company’s mining operations, deferred stripping costs are charged to Costs applicable to sales as gold is produced and sold using the units of production method based on estimated recoverable ounces of proven and probable gold reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold is produced. The application of the deferred stripping accounting method generally results in an asset on the Consolidated Balance Sheets (Deferred stripping costs), although a liability (Advanced stripping costs) will arise if the actual stripping ratio incurred to date is less than the expected waste-to-ore ratio over the life of the mine. The Advanced stripping costs at June 30, 2004 pertain to Batu Hijau.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(7)	PROPERTY, PLANT AND MINE DEVELOPMENT AND MINERAL INTERESTS

	Depreciable Life (in years)	At June 30, 2004			At December 31, 2003
		(unaudited, in thousands)
		Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
Land	—	$78,628	$—	$78,628	$72,000	$—	$72,000
Buildings and equipment	1-25	6,241,497	(3,279,296)	2,962,201	4,207,531	(2,659,685)	1,547,846
Mine development	1-25	1,440,322	(839,872)	600,450	1,242,383	(721,670)	520,713
Mineral interests	1-30	1,775,218	(480,802)	1,294,416	1,798,196	(430,723)	1,367,473
Asset retirement cost	1-25	146,501	(111,604)	34,897	121,588	(85,295)	36,293
Construction-in-progress	––	297,654	—	297,654	171,132	—	171,132

Total		$9,979,820	$(4,711,574)	$5,268,246	$7,612,830	$(3,897,373)	$3,715,457

Leased assets included above in property, plant and mine development	3–11	$356,632	$(177,318)	$179,314	$354,378	$(167,183)	$187,195

The balances of mineral interests are summarized as follows:

		At June 30, 2004			At December 31, 2003
		(unaudited, in thousands)
	Weighted-average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Working interests:
Production Stage	10	$798,368	$(403,016)	$395,352	$793,812	$(363,933)	$429,879
Development stage	—	222,902	—	222,902	213,801	—	213,801
Exploration stage	—	434,025	(19,168)	414,857	459,660	(17,283)	442,377

	10	1,455,295	(422,184)	1,033,111	1,467,273	(381,216)	1,086,057

Royalties:
Production Stage	10	226,283	(41,848)	184,435	233,793	(35,365)	198,428
Development stage	—	8,470	(158)	8,312	8,824	(128)	8,696
Exploration stage	—	5,355	(856)	4,499	5,134	(935)	4,199

	10	240,108	(42,862)	197,246	247,751	(36,428)	211,323

Oil and gas:
Producing property	24	65,910	(15,756)	50,154	68,689	(13,079)	55,610
Exploration stage	—	13,905	—	13,905	14,483	—	14,483

	24	79,815	(15,756)	64,059	83,172	(13,079)	70,093

Total	11	$1,775,218	$(480,802)	$1,294,416	$1,798,196	$(430,723)	$1,367,473

On April 30, 2004, the FASB issued a FASB Staff Position (“FSP”) amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As a result, Newmont has reclassified all of its mineral, royalty and oil and gas interests from Mineral interests and other intangible assets to Property, plant and mine development, net in its balance sheets and ceased amortization on exploration stage mineral interests prior to the commencement of production effective April 1, 2004.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(8)	INVESTMENTS AND EQUITY INCOME OF AFFILIATES

	At June 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Investments in affiliates:
Batu Hijau	$—	$709,749
European Gold Refineries	12,722	11,907
AGR Matthey Joint Venture	11,498	12,321

	$24,220	$733,977

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Equity income of affiliates:
Batu Hijau	$—	$18,397	$—	$25,750
TVX Newmont Americas and other	—	—	—	810
European Gold Refineries	40	—	943	—
AGR Matthey Joint Venture	65	(657)	666	(282)

	$105	$17,740	$1,609	$26,278

Equity Loss and Impairment of Australian Magnesium Corporation

During the three and six months ended June 30, 2003, the Company recorded losses of $107.8 million and $119.5 million, respectively, related to its investment in Australian Magnesium Corporation composed of the following: (i) during the second quarter of 2003, (a) $72.7 million representing the book value of its investment at June 30, 2003; (b) $24.8 million for a loan receivable from AMC; (c) $10 million charge to settle Newmont’s guarantee of the Ford contract; (d) $6.6 million related to a contingent credit facility; and (e) $1.1 million related to various other items, offset by a $7.4 million income tax benefit and (ii) during the first quarter of 2003, an other-than-temporary decline in value of the investment of approximately $11.0 million and its proportionate share of AMC’s first quarter losses of $0.7 million. During the fourth quarter of 2003, Newmont sold its entire interest in AMC for a nominal amount to Deutsche Bank AG and to Magtrust Pty Ltd, a company owned and controlled by the directors of AMC. As a result of these transactions, Deutsche Bank and Magtrust acquired interests in AMC of approximately 6.8% and 19.9%, respectively. As part of the sale agreement with Deutsche Bank, if Deutsche Bank sells its interest in AMC to a third party in the future, it must pay Newmont 90% of the sales proceeds. During the first quarter of 2004, Deutsche Bank sold approximately 50 million shares of AMC, which resulted in A$2.3 million (approximately $1.8 million) in proceeds payable to Newmont, which was recorded in (Loss) gain on investments, net.

Newmont is the guarantor of a A$71.0 million (approximately $48.9 million) amortizing loan facility of an AMC subsidiary, QMC Finance Pty Ltd (“QMC”), of which A$60.8 million (approximately $41.8 million) was outstanding as of June 30, 2004. The QMC loan facility, which is collateralized by the assets of AMC subsidiaries being used in the Queensland Magnesium joint venture, expires in November 2006. During the fourth quarter of 2003, Newmont recorded a $30.0 million charge in Loss on guarantee of QMC debt and established a corresponding reserve in Other current liabilities, for the expected loss associated with its guarantee of QMC’s debt. QMC is also a party to hedging contracts that have been guaranteed by Newmont. The hedging contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of June 30, 2004, the fair value of these contracts was positive A$1.7 million (approximately $1.2 million). QMC is considered to be a special-purpose entity that is a variable interest entity. Further, Newmont’s guarantee of the QMC loan facility qualifies as a variable interest in QMC. However, Newmont has not consolidated QMC, as Newmont is not the primary beneficiary of QMC, as defined by FIN 46R.

For more information regarding AMC, refer to Note 10 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

Investment in Batu Hijau

Effective January 1, 2004, Newmont consolidated Batu Hijau (see Note 2). For the three and six months ended June 30, 2003 and at December 31, 2003, the Company accounted for its investment in Batu Hijau under the equity method of accounting.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Newmont’s equity income for the six months ended June 30, 2003 in PTNNT of $25.8 million was based on 56.25% of PTNNT’s net income of $16.0 million, adjusted for the elimination of $3.6 million of inter-company interest, $4.2 million of inter-company management fees, the cumulative effect of reclamation and remediation liabilities of $8.0 million and other adjustments of $1.0 million.

The summarized results of operations of NTP for the three and six months ended June 30, 2003 using the co-product accounting method for gold and base metals are as follows (unaudited, in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Copper revenues, net of smelting and refining costs	$108,697	$188,711
Gold revenues, net of smelting and refining costs	$48,986	$76,216
Gross profit	$40,271	$50,426
Net income before cumulative effect of a change in accounting principle	$25,528	$31,488
Net income	$25,528	$17,270

The summarized assets and liabilities of NTP as of December 31, 2003 are as follows (unaudited, in thousands):

Current assets	$324,958
Property, plant and mine development, net	$1,761,473
Other assets	$372,070
Debt and related interest to partners and affiliates	$258,182
Other current liabilities	$206,132
Debt – third parties (including current portion)	$739,812
Other liabilities	$176,649

(9) GOODWILL

Changes in the carrying amount of goodwill allocated to reporting units during 2003 and for the six months ended June 30, 2004 are summarized in the following table (unaudited, in millions).

	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America
Balance at January 1, 2003	$40.9	$—	$40.9	$—	$—	$—
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	—	—	—	—	—
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—	—	—
Change in estimate of pre-acquisition tax contingency and other	—	—	—	—	—	—

Balance at December 31, 2003	40.9	—	40.9	—	—	—
Change in estimate of pre-acquisition tax contingency	—	—	—	—	—	—

Balance at March 31, 2004	40.9	—	40.9	—	—	—
Change in estimate of pre-acquisition tax contingency	—	—	—	—	—	—

Balance at June 30, 2004	$40.9	$—	$40.9	$—	$—	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Pajingo	Other Australia	Total Australia	Zarafshan- Newmont	Other International Operations	Total Gold
Balance at January 1, 2003	$56.9	$140.8	$197.7	$—	$—	$238.6
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	45.8	45.8	—	47.5	93.3
Reversal of valuation allowances for acquired deferred tax assets	—	(43.8)	(43.8)	—	—	(43.8)
Change in estimate of pre-acquisition tax contingency and other	—	—	—	—	—	—

Balance at December 31, 2003	56.9	142.8	199.7	—	47.5	288.1
Change in estimate of pre-acquisition tax contingency	—	—	—	—	—	—

Balance at March 31, 2004	56.9	142.8	199.7	—	47.5	288.1
Change in estimate of pre-acquisition tax contingency	—	—	—	—	—	—

Balance at June 30, 2004	$56.9	$142.8	$199.7	$—	$47.5	$288.1

	Batu Hijau	Other Base Metals	Total Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Balance at January 1, 2003	$—	$31.5	$31.5	$1,129.5	$1,625.0	$—	$3,024.6
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	—	—	—	—	—	93.3
Reversal of valuation allowances for acquired deferred tax assets	—	—	—	—	—	—	(43.8)
Change in estimate of pre-acquisition tax contingency and other	—	—	—	—	(31.5)	—	(31.5)

Balance at December 31, 2003	—	31.5	31.5	1,129.5	1,593.5	—	3,042.6
Change in estimate of pre-acquisition tax contingency	—	—	—	—	42.1	—	42.1

Balance at March 31, 2004	—	31.5	31.5	1,129.5	1,635.6	—	3,084.7
Change in estimate of pre-acquisition tax contingency	—	—	—	—	3.9	—	3.9

Balance at June 30, 2004	$—	$31.5	$31.5	$1,129.5	$1,639.5	$—	$3,088.6

During the six months ended June 30, 2004, the Company revised its estimates for probable loss relating to pre-acquisition accruals that were originally recorded as part of the purchase price allocation for the acquisitions of Normandy Mining Limited and Franco-Nevada Mining Corporation Limited.

(10) OTHER CURRENT LIABILITIES

	At June 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Interest	$35,583	$32,345
Taxes other than income and mining	15,283	10,861
Reclamation and remediation	60,466	57,350
Utilities	9,003	8,360
Income and mining taxes	43,843	116,520
Royalties	23,054	25,701
Guarantee of QMC debt	30,000	30,000
Deferred income tax liabilities	19,358	18,182
Derivative instruments	9,682	6,074
Advanced stripping costs	19,962	—
Technology and Know-How agreement royalties – Sumitomo	23,860	—
Other	117,449	63,296

	$407,543	$368,689

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(11)	LONG-TERM DEBT

	At June 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Sale-leaseback of refractory ore treatment plant	$286,757	$296,979
8 3/8% debentures, net of discount	50,744	52,877
8 5/8% notes, due May 2011, net of discount	223,975	228,091
Newmont Australia 7 5/8% notes, net of premium	120,686	120,881
Newmont Australia 7 1/2% notes, net of premium	19,642	19,708
Medium-term notes	17,000	17,000
Newmont Australia infrastructure bonds	—	130,228
Prepaid forward sales obligation	145,000	145,000
Interest rate swaps	(3,205)	(7,716)
PTNNT project financing facility	696,448	—
PTNNT Sumitomo loan	108,751	—
Banco de Credito Credit Facility	30,000	—
Project financing, capital leases and other	60,061	74,451

	1,755,859	1,077,499
Current portion	(289,793)	(190,866)

	$1,466,066	$886,633

Scheduled minimum long-term debt repayments as of June 30, 2004 are $177.5 million for the remainder of 2004, $234.2 million in 2005, $173.4 million in 2006, $199.3 million in 2007, $234.1 million in 2008 and $737.4 million thereafter.

PTNNT

In July 1997, PTNNT entered into a $1.0 billion project financing facility, which is now non-recourse to Newmont. The scheduled repayments of this debt are in semi-annual installments of $43.4 million through November 2010 and $22.1 million from May 2011 through November 2013. Approximately $696.4 million and $739.8 million was outstanding under this facility at June 30, 2004 and December 31, 2003, respectively. The interest rate is based on blended fixed and floating rates, and at current market rates, the weighted average interest rate approximates the London InterBank Offering Rate (“LIBOR”) plus 3.45%.

Prior to 2001, PTNNT entered into separate shareholder subordinated loan agreements (“Sponsor Loans”) with Newmont Indonesia Limited (“NIL”), a wholly-owned subsidiary of Newmont, and Nusa Tenggara Mining Corporation (“NTMC”), with substantially the same terms. Total principal outstanding under these Sponsor Loans was approximately $221.4 million and $248.6 million as of June 30, 2004 and December 31, 2003, respectively. Of this amount, approximately $108.8 million is due to NTMC, an unrelated third-party, and is non-recourse to Newmont, with the remainder payable to a subsidiary consolidated by Newmont. Borrowings under the Sponsor Loans are guaranteed by NTP and are payable on demand, subject to the project financing facility subordination terms. Through December 31, 2003, the interest rate was based on the annual Singapore InterBank Offering Rate (“SIBOR”) and the interest rate on any unpaid interest was based on the annual SIBOR rate plus 1%. Effective January 1, 2004, PTNNT entered into Amendments 1 and 2 to the shareholder subordinated loan agreements with NIL and NTMC and under the terms of the Amendments, annual interest rates are based on SIBOR rate plus 3% for principal and SIBOR rate plus 4% for any unpaid accrued interest.

As of June 30, 2004 and December 31, 2003, PTNNT was in compliance with the project financing facility debt covenants, which include restrictions and limitations on other indebtedness, and also restrict payments from PTNNT. PTNNT is not able to incur any other indebtedness, other than the project financing facility debt, except for “Permitted Indebtedness,” which includes subordinated debt from NTP or the Sponsor Loans, unsecured working capital debt with maturity not in excess of one year and not exceeding $35.0 million, and other indebtedness with aggregate principal not to exceed $5.0 million at any one time. “Restricted Payments” include dividends or returns of capital and payment of principal and interest on subordinated loans to NTP, its partners or their affiliates. Restricted Payments can be made provided certain conditions, financial covenants and financial ratios are met, which

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

are as follows: project financing facility reserve fully funded for next payment; no event of default; funding for 30 days operating costs in collateral accounts; and no event of political force majeure. For the three months ended June 30, 2004, PTNNT made Restricted Payments of $59.9 million to repay principal and interest on subordinated loans and shareholder dividends. As of June 30, 2004, the balance of the project financing facility reserve account was $59.4 million, which is considered restricted cash and is included in Other long-term assets.

NIL and NTMC also provide a contingent support line of credit to PTNNT. As of June 30, 2004 and December 31, 2003, the available additional contingent support from NIL and NTMC was $65.0 million, of which Newmont’s pro-rata share was $36.6 million at June 30, 2004 and December 31, 2003. No funding was required in 2003 or for the six months ended June 30, 2004.

PTNNT also has a $35 million working capital loan agreement with Newmont and Sumitomo Corporation Capital Asia Pty Ltd., which is available through July 14, 2005. The loan is available for one-, two-, or three-month periods at the option of PTNNT. The interest rate is based on the three-month SIBOR plus 2% (interest on any principal not paid by the due date would be based on the three-month SIBOR plus 4%). There were no amounts outstanding under this facility at June 30, 2004 or December 31, 2003.

Newmont Australia Infrastructure Bonds

In June 1996, NP Finance Limited (“NP Finance”) and GPS Finance Limited (“GPS Finance”), wholly-owned subsidiaries of Newmont Australia Limited (“NAL” formerly Normandy Mining Limited), issued 7.906%, fifteen-year bonds to fund certain gas pipeline and power station projects. The bonds were issued at a premium due to unique tax-related benefits available to the bondholders under Australian tax regulations. Concurrently, with the issue of the bonds, GMK Investments Pty Ltd (“GMKI”), a wholly-owned subsidiary of NAL, entered into an offsetting transaction, making payments to Deutsche Bank Aktiengesellschaft (“DBA”) equal to the face value of the bonds in return for DBA agreeing to purchase the bonds from each holder of the bonds in June 2004 and to sell those bonds to GMKI for a nominal amount at that time. Because the arrangement did not qualify as a defeasance of debt, the obligation was presented in the Current portion of long-term debt, and the corresponding asset was presented in Marketable securities and other short-term investments at December 31, 2003.

In June 2004, DBA purchased the infrastructure bonds issued by GPS Finance as planned and transferred such bonds to GMKI. The forward purchase arrangement with DBA relating to the bonds issued by NP Finance was extended to June 2011 because certain tax-related benefits were still available to the bondholders. Subsequently, GMKI assigned its right to the forward purchase asset relating to the bonds issued by NP Finance to Newmont Pipelines Pty Ltd (“Newmont Pipelines”), a wholly-owned subsidiary of NAL. NAL then sold both NP Finance and Newmont Pipelines to a third party for cash consideration of A $4.5 million. The June 2004 transactions described above resulted in the full extinguishment of both the infrastructure bonds obligation and asset of $124.1 million, and Newmont recognized a gain on extinguishment of $4.7 million during the three months ended June 30, 2004 in Interest income, foreign currency exchange and other income.

Yanacocha

Trust Certificates. In June 2004, Yanacocha repaid the Trust Certificates in full.

$50 million Credit Facility: In June 2004, Yanacocha amended its $40 million line of credit with Banco de Credito del Peru to extend the term of the facility to June 2007, reduce the applicable interest rate and increase the facility to $50 million. The interest rate is LIBOR plus 0.65% through June 2005 and plus 2% thereafter. Yanacocha borrowed $10 million and $20 million on May 7, 2004 and June 30, 2004, respectively. At June 30, 2004, $30 million was outstanding and the interest rate was 2.26%.

$20 million Credit Facility: In June 2004, Yanacocha obtained a $20 million credit facility with BBV Banco Continental that expires on June 2005. The interest rate is LIBOR plus 0.7%. There was no outstanding balance at June 30, 2004.

(12)	RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

At June 30, 2004 and December 31, 2003, $408.3 million and $361.0 million, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2004 and December 31, 2003, $54.0 million and $58.6 million, respectively, were accrued for such obligations. These amounts are included in Other current liabilities and Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited, in thousands):

	At June 30, 2004	At June 30, 2003
Balance at beginning of six-month period	$419,633	$302,229
Addition due to the consolidation of Batu Hijau (see Note 2)	47,492	—
Impact of adoption of SFAS No. 143	—	120,707
Additions and changes in estimates	—	21,460
Liabilities settled	(17,635)	(13,396)
Accretion expense	12,854	11,320

Balance at end of six-month period	$462,344	$442,320

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The current portions of Reclamation and remediation liabilities of $60.5 million and $57.4 million at June 30, 2004 and December 31, 2003, respectively, are included in Other current liabilities (see Note 10).

(13)	SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

Newmont has an unhedged philosophy with respect to gold, and generally sells its gold production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production. In addition, Newmont will enter into derivative contracts to manage risks associated with sales contracts, commodities, interest rates and foreign currency. In addition, at the time of the Normandy Mining Limited (“Normandy”) acquisition, three of Normandy’s affiliates had a substantial derivative instrument position, however, the Company has substantially eliminated the acquired gold hedge books. Newmont is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts.

For the three months ended June 30, 2004 and 2003, gains of $1.0 million and $8.1 million, respectively, were included in income in Gain on derivative instruments, net for the ineffective portion of derivative instruments designated as cash flow or fair value hedges, and gains of zero and $8.5 million, respectively, for the change in fair value of derivative instruments that do not qualify as hedges. For the six months ended June 30, 2004 and 2003, gains of $1.5 million and $31.0 million, respectively, were included in income in Gain on derivative instruments, net for the ineffective portion of derivative instruments designated as cash flow or fair value hedges, and gains of zero and $40.7 million, respectively, for the change in fair value of derivative instruments that do not qualify as hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a gain of approximately $4.2 million. The maximum period over which hedged forecasted transactions are expected to occur is 7.4 years.

Gold Put Option Contracts

Newmont had the following fixed purchased gold put option contracts at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Fixed Purchased Put Option Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Ounces (thousands)	98	205	100	20	—	—	423	$(9,287)	$(11,758)
Average price	$293	$292	$338	$397	$—	$—	$308

Price-Capped Sales Contracts

In September 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The fair value of the forward sales contracts of $53.8 million was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs in 2005 through 2011. As of June 30, 2004, the current portion of $2.6 million has been reclassified to Other current liabilities. The forward sales contracts are accounted for as normal sales contracts under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS 133.”

Newmont had the following price-capped forward sales contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date
Price-Capped Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average
(U.S.$ Denominated)
Ounces (thousands)	—	500	—	—	1,000	850	2,350
Average price	$—	$350	$—	$—	$384	$384	$377

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Silver Commodity Contracts

Newmont had the following silver fixed forward contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Silver Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Ounces (thousands)	750	1,200	50	—	—	—	2,000	$112	$(1,000)
Average price	$5.83	$6.01	$6.50	$—	$—	$—	$5.96

Copper Commodity Contracts

Newmont had the following copper collar contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Copper Collar Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Pounds (millions)	92.6	—	—	—	—	—	92.6	$108	$	N/A
Average cap price	$1.32	$—	$—	$—	$—	$—	$1.32
Average floor price	$1.10	$—	$—	$—	$—	$—	$1.10

Provisional Copper Sales

For the three and six months ended June 30, 2004, PTNNT recorded gross revenues, before smelting and refining charges, of $185 million and $208 million for base metals, respectively, and $65 million and $72 million for gold, respectively, which were subject to final pricing adjustments. The average price adjustment for base metals was 25.1% and 23.3% for the three and six months ended June 30, 2004, respectively, and 0.4% and 1.7% for gold.

For the three and six months ended June 30, 2003, PTNNT recorded gross revenues, before smelting and refining charges, of $56 million for base metals and $26 million for gold which were subject to final pricing adjustments. The average price adjustment for base metals was 0.5% and 4.0% for the three and six months ended June 30, 2003, respectively, and 1.4% and 1.4% for gold.

Diesel Commodity Contracts

PTNNT had the following diesel forward purchase contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Diesel Forward Purchase Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Barrels (thousands)	70	40	—	—	—	—	110	$1,407	$(637)
Average price	$27.78	$27.19	$—	$—	$—	$—	$27.56

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Indonesian Rupiah Contracts

PTNNT had the following Indonesian Rupiah forward purchase contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
U.S.$/IDR Forward Purchase Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
								U.S.$ (000)
U.S.$ hedged (millions)	34.3	26.7	—	—	—	—	61.0	$(4,206)	$	N/A
Average hedge rate (IDR/USD)	8,921	9,209	—	—	—	—	9,047

Australian Dollar Contracts

Newmont had the following Australian dollar forward purchase contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Australian Dollar Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
								U.S.$ (000)
U.S.$ (millions)	$33.4	$24.4	$—	$—	$—	$—	$57.8	$4,070	$7,669
Average price (U.S.$ per A$1)	$0.632	$0.643	$—	$—	$—	$—	$0.637

Newmont had the following Australian foreign currency, zero-cost collar contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Australian Dollar Zero-Cost Collar Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
								U.S.$ (000)
U.S.$ (millions)	$141.1	$281.4	$134.6	$—	$—	$—	$557.1	$1,078	$	N/A
Average cap price (U.S.$ per A$1)	$0.750	$0.775	$0.800	$—	$—	$—	$0.775
Average floor price (U.S.$ per A$1)	$0.608	$0.577	$0.547	$—	$—	$—	$0.578

Interest Rate Swap Contracts

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Under these contracts, Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at June 30, 2004 and December 31, 2003. Half of these contracts expire in July 2005 and half expire in May 2011. For the three months ended June 30, 2004 and 2003, these transactions resulted in a reduction in interest expense of $1.4 million and $1.9 million, respectively. For the six months ended June 30, 2004 and 2003, these transactions resulted in a reduction in interest expense of $2.5 million and $3.6 million, respectively. The fair value of the ineffective portions accounted for as derivative assets was $4.8 million and $5.3 million at June 30, 2004 and December 31, 2003 and the fair value of the effective portions accounted for as fair value hedges were $3.2 million and $7.7 million at June 30, 2004 and December 31, 2003, respectively. Effective April 1, 2004, the Company re-designated $150 million of these contracts as new fair value hedges against portions of the 8.625% notes and the 8.375% debentures, which reduced the ineffective portions of these contracts.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(14)	STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Comprehensive income:
Net income	$37,496	$90,847	$124,177	$208,102
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable equity securities, net of tax of $(3,100), $678, $(2,216) and $15,673, respectively	12,149	(3,307)	7,133	(43,148)
Foreign currency translation adjustments	(6,216)	26,146	(7,729)	32,109
Changes in fair value of cash flow hedge instruments, net of tax of $(574), $1,589, $3,164 and $(30,514), respectively	789	(3,709)	(2,308)	71,198

Total other comprehensive (loss) income, net of tax	6,722	19,130	(2,904)	60,159

Comprehensive income	$44,218	$109,977	$121,273	$268,261

	At June 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Accumulated other comprehensive income:
Unrealized (loss) gain on marketable equity securities, net of tax of $(2,078) and $138, respectively	$7,600	$467
Minimum pension liability adjustments, net of tax of $16,291 for each period	(30,274)	(30,274)
Foreign currency translation adjustments	(7,576)	153
Changes in fair value of cash flow hedge instruments, net of tax of $(18,111) and $(21,275), respectively	50,173	52,481

Accumulated other comprehensive income	$19,923	$22,827

(15)	WRITE-DOWN OF LONG-LIVED ASSETS

Write-down of long-lived assets totaled $16.3 million for the three and six months ended June 30, 2004. The write-down related to the long-lived assets at the Ovacik mine in Turkey which has been evaluating costs of underground operations and has a long history of legal challenges to its operation. In July 2004, a verdict was handed down by the Turkish courts nullifying the temporary permit under which the Ovacik mine was operating. This decision may temporarily halt operations. However, the Company believes that any such halt in operations would be temporary as it expects that the permits to allow it to operate at Ovacik will be reinstated. Also in 2004, the Turkish government enacted legislative amendments that impacted Ovacik’s right to receive refunds of value-added tax (VAT) assessed on production materials purchased from January 2004 to reinstatement of the VAT exemption (expected to be August or September 2004). A proposed sale of the Ovacik mine has been deferred pending resolution of these matters.

The carrying value of long-lived assets of the Ovacik mine at June 30, 2004 after the write-down was approximately $39.3 million and the total revenue generated by the Ovacik mine during the first six months of 2004 was approximately $30.1 million.

(16)	INTEREST INCOME, FOREIGN CURRENCY EXCHANGE AND OTHER INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Interest income	$5,262	$2,808	$9,448	$5,013
Foreign currency exchange (losses) gains	(7,994)	27,178	(8,457)	51,884
Gain on sale of property, plant, equipment and other assets	117	189	7,164	1,462
Other	7,333	2,500	8,633	5,279

Total	$4,718	$32,675	$16,788	$63,638

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(17)	EARNINGS PER SHARE

The difference between the basic weighted-average common shares outstanding and the diluted weighted-average common shares outstanding at June 30, 2004 and 2003 is due to the assumed conversion of employee stock options. Employee stock options with exercise prices greater than the average market price were excluded from the June 30, 2004 and 2003 diluted weighted-average common shares because the effect would have been anti-dilutive. Employee stock options are potentially outstanding for up to ten years.

(18)	SEGMENT INFORMATION

Newmont made certain reclassifications in its segment presentation at and for the three and six months ended June 30, 2003 to conform to changes in presentation reflected in internal management reporting at and for the three and six months ended June 30, 2004.

The primary reclassifications for the three and six months ended June 30, 2003 are as follows: (i) the amortization to Sales, net of Accumulated other comprehensive income related to closed out derivative positions that were previously classified as cash flow hedges has been reclassified from Other Australia to Corporate and Other; (ii) interest expense not specifically related to project financing has been reclassified from Other Australia to Corporate and Other; (iii) research and development expense was reclassified from various segments to Corporate and Other; (iv) exploration expense related to certain advanced development sites was reclassified from various segments to Other International Operations; and (v) gains (losses) on debt extinguishment were allocated from Corporate and Other to Merchant Banking. The Company also made other minor reclassifications between segments for the three and six months ended June 30, 2003 to conform to 2004 presentation.

The effects of all reclassifications for the three months ended June 30, 2003 on Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates were increases of $0.4 million, $0.1 million, $3.1 million, and $23.7 for Nevada, Yanacocha, Other Australia, and Corporate and Other, respectively, and decreases of $0.2 million, $0.2 million, $4.8 million. $0.5 million and $21.6 million for Other North America, Pajingo, Other International Operations, Exploration and Merchant Banking, respectively.

The effects of all reclassifications for the six months ended June 30, 2003 on Pre-tax income (loss) before minority interest, equity income, impairment of affiliates and cumulative effect were increases of $0.5 million, $0.2 million, $5.9 million, $0.9 million and $5.3 million for Nevada, Yanacocha, Other Australia, Exploration and Corporate and Other, respectively, and decreases of $0.5 million, $0.2 million, $8.4 million and $3.7 million for Other North America, Pajingo, Other International Operations and Merchant Banking, respectively.

Newmont also made certain reclassifications in Total assets by segment at June 30, 2003. The primary reclassifications were as follows: (i) deferred income tax assets were reclassified from all segments to Corporate and Other (ii) marketable securities were reclassified from Other Australia to Merchant Banking; and (iii) the assets of certain development sites were reclassified from various segments to Other International Operations. The Company also made other minor reclassifications in Total assets at June 30, 2003 to conform to 2004 presentation. The effects of all reclassifications on Total assets at June 30, 2003 were increases of $0.1 million, $3.1 million, $172.1 million, $0.1 million and $394.7 million for Other North America, Pajingo, Other International, Base Metals and Corporate and Other, respectively, and decreases of $3.7 million, $15.9 million, $474.5 million, $68.9 million and $7.1 million for Nevada, Yanacocha, Other Australia, Exploration and Merchant Banking, respectively.

The following tables detail the financial information relating to Newmont’s segments:

Three Months Ended June 30, 2004

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$228.0	$28.6	$256.6	$245.4	$2.5	$247.9	$19.2	$129.8	$149.0
Royalty and dividend income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loss on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.1	$—	$0.1	$—	$0.4	$0.4
Interest expense	$—	$—	$—	$0.3	$—	$0.3	$—	$0.1	$0.1
Exploration, research and development	$5.8	$—	$5.8	$5.1	$0.3	$5.4	$1.3	$1.5	$2.8
Depreciation, depletion and amortization	$31.6	$5.8	$37.4	$47.9	$0.5	$48.4	$6.1	$19.3	$25.4
Pre-tax income (loss) before minority interest and equity income of affiliates	$28.1	$1.7	$29.8	$94.6	$(2.7)	$91.9	$(3.0)	$2.0	$(1.0)
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$(19.5)	$0.1	$(19.4)	$—	$—	$—	$—	$3.0	$3.0
Write-down of long-lived assets	$—	$—	$—	$—	$—	$—	$—	$—	$—
Capital expenditures	$39.1	$2.1	$41.2	$88.6	$0.2	$88.8	$2.5	$12.2	$14.7

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Batu Hijau	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$27.3	$49.4	$249.0	$27.5	$—	$—	$2.5	$1,009.2
Royalty and dividend income	$—	$—	$—	$—	$—	$15.4	$—	$15.4
Loss on investments, net	$—	$—	$—	$—	$—	$(41.3)	$—	$(41.3)
Interest income	$—	$0.1	$0.8	$—	$—	$—	$3.9	$5.3
Interest expense	$0.1	$—	$11.0	$—	$—	$—	$13.4	$24.9
Exploration, research and development	$—	$8.3	$—	$1.3	$18.7	$1.7	$4.2	$48.2
Depreciation, depletion and amortization	$3.1	$12.2	$29.8	$7.8	$0.8	$6.4	$1.9	$173.2
Pre-tax income (loss) before minority interest and equity income of affiliates	$14.0	$(15.9)	$111.1	$(4.0)	$(20.9)	$(36.1)	$(39.3)	$129.6
Equity income of affiliates	$—	$—	$—	$—	$—	$0.1	$—	$0.1
Amortization of deferred stripping, net	$—	$(2.0)	$17.1	$—	$—	$—	$—	$(1.3)
Write-down of long-lived assets,	$—	$16.3	$—	$—	$—	$—	$—	$16.3
Capital expenditures	$3.2	$17.2	$5.7	$8.8	$0.1	$1.2	$6.2	$187.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Three Months Ended June 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$185.5	$35.6	$221.1	$231.7	$19.2	$250.9	$32.7	$151.9	$184.6
Royalty and dividend income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loss on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.1	$—	$0.1	$—	$2.3	$2.3
Interest expense	$0.1	$—	$0.1	$1.1	$—	$1.1	$—	$—	$—
Exploration, research and development	$5.1	$—	$5.1	$3.8	$—	$3.8	$1.2	$1.6	$2.8
Depreciation, depletion and amortization	$34.7	$8.0	$42.7	$40.4	$1.8	$42.2	$6.9	$21.7	$28.6
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates	$6.7	$2.2	$8.9	$101.1	$5.3	$106.4	$11.8	$9.1	$20.9
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$(5.4)	$(0.2)	$(5.6)	$—	$—	$—	$—	$0.1	$0.1
Capital expenditures	$30.4	$1.8	$32.2	$64.4	$0.1	$64.5	$4.7	$14.4	$19.1

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$21.4	$37.4	$12.8	$—	$—	$8.6	$736.8
Royalty and dividend income	$—	$—	$—	$—	$10.5	$—	$10.5
Loss on investments, net	$—	$—	$—	$—	$(0.6)	$—	$(0.6)
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$171.0	$—	$171.0
Interest income	$—	$—	$—	$—	$—	$0.4	$2.8
Interest expense	$0.2	$—	$—	$—	$—	$21.3	$22.7
Exploration, research and development	$—	$5.9	$1.0	$9.0	$2.3	$0.7	$30.6
Depreciation, depletion and amortization	$2.9	$8.9	$6.7	$0.9	$5.6	$0.8	$139.3
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates	$9.0	$—	$(5.1)	$(10.2)	$153.5	$22.3	$305.7
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$(107.8)	$(107.8)
Equity income of affiliates	$—	$—	$—	$—	$(0.7)	$18.4	$17.7
Amortization of deferred stripping, net	$—	$(2.2)	$—	$—	$—	$—	$(7.7)
Capital expenditures	$0.1	$12.3	$4.1	$—	$—	$4.1	$136.4

Six Months Ended June 30, 2004

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$498.2	$65.1	$563.3	$571.8	$5.9	$577.7	$50.2	$313.4	$363.6
Royalty and dividend income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loss on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.4	$—	$0.4	$0.1	$0.8	$0.9
Interest expense	$—	$—	$—	$0.6	$—	$0.6	$—	$0.1	$0.1
Exploration, research and development	$8.1	$—	$8.1	$6.1	$0.9	$7.0	$2.3	$2.5	$4.8
Depreciation, depletion and amortization	$66.7	$12.1	$78.8	$102.2	$1.6	$103.8	$15.2	$46.4	$61.6
Pre-tax income (loss) before minority interest, equity income, impairment of affiliates and cumulative effect	$69.5	$10.3	$79.8	$252.6	$(3.9)	$248.7	$3.4	$32.6	$36.0
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$(39.7)	$0.1	$(39.6)	$—	$—	$—	$—	$1.9	$1.9
Write-down of long-lived assets	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—	$—	$—	$—	$—
Capital expenditures	$67.5	$4.0	$71.5	$133.6	$0.4	$134.0	$5.8	$46.4	$52.2
Deferred stripping costs	$102.0	$6.6	$108.6	$—	$—	$—	$—	$11.1	$11.1
Total Assets	$1,501.9	$87.3	$1,589.2	$1,122.8	$13.2	$1,136.0	$164.4	$912.8	$1,077.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Batu Hijau	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$50.1	$72.5	$456.6	$42.7	$—	$—	$4.9	$2,131.4
Royalty and dividend income	$—	$—	$—	$—	$—	$28.5	$—	28.5
Loss on investments, net	$—	$—	$—	$—	$—	$(39.5)	$—	$(39.5)
Interest income	$—	$0.2	$1.2	$—	$—	$—	$6.7	$9.4
Interest expense	$0.3	$—	$22.0	$—	$—	$—	$27.4	$50.4
Exploration, research and development	$—	$15.0	$—	$2.9	$31.8	$3.3	$12.0	$84.9
Depreciation, depletion and amortization	$5.8	$19.5	$55.2	$13.2	$1.6	$11.9	$3.8	$355.2
Pre-tax income (loss) before minority interest, equity income, impairment of affiliates and cumulative effect	$25.6	$(23.6)	$205.1	$(4.9)	$(34.6)	$(28.5)	$(76.0)	$427.6
Equity income of affiliates	$—	$—	$—	$—	$—	$1.6	$—	$1.6
Amortization of deferred stripping, net	$—	$(5.6)	$26.8	$—	$—	$—	$—	$(16.5)
Write-down of long-lived assets	$—	$16.3	$—	$—	$—	$—	$—	$16.3
Cumulative effect of a change in accounting principle	$—	$—	$(83.8)	$—	$—	$—	$36.7	$(47.1)
Capital expenditures	$6.6	$28.6	$25.9	$16.6	$0.2	$3.6	$14.2	$353.4
Deferred stripping costs	$—	$13.9	$(94.0)	$—	$—	$—	$—	$39.6
Total assets	$105.4	$574.3	$2,191.3	$278.5	$1,144.3	$2,141.5	$2,369.8	$12,607.5

Six Months Ended June 30, 2003

(Unaudited, in millions)

	North America			South America			Australia
	Nevada	Other North America	Total North America	Yanacocha	Other South America	Total South America	Pajingo	Other Australia	Total Australia
Sales, net	$406.6	$75.6	$482.2	$461.2	$39.9	$501.1	$58.5	$274.7	$333.2
Royalty and dividend income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and other obligations	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$—	$0.5	$—	$0.5	$—	$3.6	$3.6
Interest expense	$0.1	$—	$0.1	$2.5	$—	$2.5	$—	$—	$—
Exploration, research and development	$8.3	$—	$8.3	$5.7	$—	$5.7	$1.5	$2.7	$4.2
Depreciation, depletion and amortization	$66.3	$18.2	$84.5	$75.9	$3.9	$79.8	$12.5	$43.1	$55.6
Pre-tax income (loss) before minority interest, equity income, impairment of affiliates and cumulative effect	$44.2	$4.9	$49.1	$205.3	$11.0	$216.3	$22.9	$8.4	$31.3
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—	$0.8	$0.8
Cumulative effect of change in accounting principle	$(14.4)	$(3.4)	$(17.8)	$(32.4)	$(0.2)	$(32.6)	$0.8	$(3.6)	$(2.8)
Amortization of deferred stripping, net	$(12.0)	$(0.3)	$(12.3)	$—	$—	$—	$—	$(0.9)	$(0.9)
Capital expenditures	$52.6	$2.2	$54.8	$99.7	$0.6	$100.3	$6.4	$23.5	$29.9
Deferred stripping costs	$49.4	$6.6	$56.0	$—	$—	$—	$—	$9.2	$9.2
Total assets	$1,535.5	$142.1	$1,677.6	$1,192.1	$27.5	$1,219.6	$181.5	$1,116.6	$1,298.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Zarafshan- Newmont, Uzbekistan	Other International Operations	Base Metals	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$42.6	$68.9	32.2	$—	$—	$10.6	$1,470.8
Royalty and dividend income	$—	$—	$—	$—	$24.9	$—	$24.9
Gain on investments, net	$—	$—	$—	$—	$84.7	$—	$84.7
Gain on extinguishment of debt and other obligations	$—	$—	$—	$—	$151.5	$—	$151.5
Interest income	$—	$—	$—	$—	$0.1	$0.8	$5.0
Interest expense	$0.4	$—	$—	$—	$—	$49.6	$52.6
Exploration, research and development	$—	$10.8	$1.7	$14.9	$3.3	$3.2	$52.1
Depreciation, depletion and amortization	$5.5	$16.7	$13.8	$1.7	$10.3	$2.0	$269.9
Pre-tax income (loss) before minority interest, equity income, impairment of affiliates and cumulative effect	$18.8	$(1.4)	$(8.9)	$(16.9)	$244.9	$27.8	$561.0
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	—	$—	$—	$(119.5)	$(119.5)
Equity income of affiliates	$—	$—	$—	$—	$(0.3)	$25.8	$26.3
Cumulative effect of a change in accounting principle	$(1.3)	$(3.2)	$(0.3)	$—	$—	$23.5	$(34.5)
Amortization of deferred stripping, net	$—	$(0.9)	$—	$—	$—	$—	$(14.1)
Capital expenditures	$0.6	$19.4	$6.1	$—	$—	$8.0	$219.1
Deferred stripping costs	$—	$2.8	$—	$—	$—	$—	$68.0
Total assets	$101.7	$362.0	$244.3	$1,148.5	$2,272.5	$1,827.3	$10,151.6

(19)	PRO FORMA STOCK OPTION COMPENSATION EXPENSE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income applicable to common shares
As reported	$37.5	$90.8	$124.2	$208.1
SFAS 123 expense	(3.9)	(5.4)	(6.2)	(8.2)

Pro forma	$33.6	$85.4	$118.0	$199.9

Net income per common share, basic
As reported	$0.08	$0.22	$0.28	$0.52
SFAS 123 expense	(0.01)	(0.01)	(0.01)	(0.02)

Pro forma	$0.07	$0.21	$0.27	$0.50

Net income per common share, diluted
As reported	$0.08	$0.22	$0.28	$0.51
SFAS 123 expense	(0.01)	(0.01)	(0.01)	(0.02)

Pro forma	$0.07	$0.21	$0.27	$0.49

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(20)	EMPLOYEE PENSION AND OTHER BENEFIT PLANS

The following table provides components of net periodic pension benefit cost for the indicated periods (unaudited, in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic pension benefit cost:
Service cost	$2,785	$2,347	$912	$745
Interest cost	4,414	4,130	1,057	938
Expected return on plan assets	(3,382)	(3,016)	—	—
Amortization of prior service cost	197	211	(140)	(108)
Amortization of loss (gain)	1,094	571	(14)	(199)
Amortization of net asset	(2)	(1)	1	—

Total net periodic pension benefit cost	$5,106	$4,242	$1,816	$1,376

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic pension benefit cost:
Service cost	$5,571	$4,694	$1,823	$1,490
Interest cost	8,829	8,260	2,115	1,876
Expected return on plan assets	(6,766)	(6,031)	—	—
Amortization of prior service cost	393	422	(280)	(215)
Amortization of loss (gain)	2,188	1,143	(28)	(398)
Amortization of net asset	(3)	(3)	—	—

Total net periodic pension benefit cost	$10,212	$8,485	$3,630	$2,753

For the pension plans, prior service costs and gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized on a straight-line basis over the average remaining service period of active participants. Pension and postretirement benefits are accrued during an employee’s service to the Company.

(21)	SUPPLEMENTAL CASH FLOW INFORMATION

	At June 30, 2004	At June 30, 2003
	(unaudited, in thousands)
Supplemental information:
Noncash extinguishment of infrastructure bonds (see Note 11)	$124,119	$—
Accrual for NYOL bond extinguishment (1)	$—	$93,398
Interest paid, net of amounts capitalized	$51,089	$67,297
Income taxes paid	$162,211	$110,467

(1)	The cash payments to settle the extinguishment of the NYOL bonds were accrued in Other current liabilities as of June 30, 2003 and were made subsequent to that date.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(22)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

	Three Months Ended June 30, 2004
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold, net	$—	$619.3	$181.3	$—	$800.6
Sales—base metals, net	—	181.1	27.5	—	208.6

	—	800.4	208.8	—	1,009.2

Costs and expenses
Costs applicable to sales (exclusive of depreciation,
depletion and amortization shown separately below)
Gold	—	336.1	130.7	(2.7)	464.1
Base metals	—	70.5	22.9	—	93.4
Depreciation, depletion and amortization	—	123.5	49.7	—	173.2
Exploration, research and development	—	29.7	18.5	—	48.2
General and administrative	—	22.0	5.9	2.6	30.5
Write-down of long-lived assets	—	—	16.3	—	16.3
Other	—	2.2	6.4	(0.1)	8.5

	—	584.0	250.4	(0.2)	834.2

Other income (expense)
Loss on investments, net	—	(2.3)	(39.0)	—	(41.3)
(Loss) gain on derivative instruments, net	—	(0.2)	1.2	—	1.0
Loss on extinguishment of debt	—	(0.2)	—	—	(0.2)
Royalties and dividend income	—	0.4	15.1	(0.1)	15.4
Interest income, foreign currency exchange and other income (loss)—intercompany	22.9	(10.7)	—	(12.2)	—
Interest income, foreign currency exchange and other income (loss)	(0.3)	(12.3)	17.3	(0.1)	4.6
Interest expense—intercompany	21.5	—	(33.7)	12.2	—
Interest expense, net of capitalized interest	(0.6)	(22.1)	(2.2)	—	(24.9)

	43.5	(47.4)	(41.3)	(0.2)	(45.4)

Pre-tax income (loss) before minority interest and equity income of affiliates	43.5	169.0	(82.9)	—	129.6
Income tax (expense) benefit	(15.2)	(122.4)	106.3	—	(31.3)
Minority interest in income of subsidiaries	—	(61.7)	(0.9)	1.7	(60.9)
Equity income (loss) of affiliates	9.2	—	(0.9)	(8.2)	0.1

Net income (loss)	$37.5	$(15.1)	$21.6	$(6.5)	$37.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Three Months Ended June 30, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$519.6	$204.4	$—	$724.0
Sales—base metals, net	—	—	12.8	—	12.8

	—	519.6	217.2	—	736.8

Costs and expenses
Costs applicable to sales (exclusive of depreciation,
depletion and amortization shown separately below)
Gold	—	281.2	141.7	(0.7)	422.2
Base metals	—	—	10.0	—	10.0
Depreciation, depletion and amortization	—	93.7	45.6	—	139.3
Exploration, research and development	—	17.0	13.6	—	30.6
General and administrative	—	23.2	7.7	0.4	31.3
Write-down of long-lived assets	—	1.2	0.6	—	1.8
Other	—	4.0	(0.6)	—	3.4

	—	420.3	218.6	(0.3)	638.6

Other income (expense)
Loss on investments, net	—	—	(0.6)	—	(0.6)
(Loss) gain on derivative instruments, net	—	(18.6)	111.9	(76.6)	16.7
Gain on extinguishment of NYOL bonds, net	—	—	—	94.4	94.4
Gain on extinguishment of NYOL derivatives liability, net	—	—	—	76.6	76.6
Royalties and dividend income	—	0.1	10.8	(0.4)	10.5
Interest income, foreign currency exchange and other (loss) income—intercompany	5.3	8.4	2.0	(15.7)	—
Interest income, foreign currency exchange and other income (loss)	31.2	8.5	(7.1)	—	32.6
Interest expense—intercompany	(2.4)	(1.5)	(11.8)	15.7	—
Interest expense, net of capitalized interest	(0.6)	(16.7)	(5.4)	—	(22.7)

	33.5	(19.8)	99.8	94.0	207.5

Pre-tax income before minority interest, equity income, impairment of affiliates and cumulative effect of a change in accounting principle	33.5	79.5	98.4	94.3	305.7
Income tax (expense) benefit	(11.8)	(28.2)	(18.5)	(30.5)	(89.0)
Minority interest in (income) loss of subsidiaries	—	(36.9)	12.9	(11.8)	(35.8)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(107.8)	—	(107.8)
Equity income (loss) of affiliates	69.1	18.4	138.0	(207.8)	17.7

Net income	$90.8	$32.8	$123.0	$(155.8)	$90.8

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Six Months Ended June 30, 2004
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$1,340.9	$394.3	$—	$1,735.2
Sales—base metals, net	—	353.5	42.7	—	396.2

	—	1,694.4	437.0	—	2,131.4

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	702.2	269.5	(6.0)	965.7
Base metals	—	134.6	31.9	—	166.5
Depreciation, depletion and amortization	—	257.2	98.0	—	355.2
Exploration, research and development	—	51.0	33.9	—	84.9
General and administrative	—	42.7	9.3	5.7	57.7
Write-down of long-lived assets	—	—	16.3	—	16.3
Other	—	5.3	8.9	—	14.2

	—	1,193.0	467.8	(0.3)	1,660.5

Other income (expense)
Loss on investments, net	—	(2.3)	(37.2)	—	(39.5)
Gain on derivative instruments, net	—	1.0	0.5	—	1.5
Loss on extinguishment of debt	—	(0.2)	—	—	(0.2)
Royalties and dividend income	—	0.5	28.1	(0.1)	28.5
Interest income, foreign currency exchange and other income (loss)—intercompany	45.9	(22.3)	0.1	(23.7)	—
Interest income, foreign currency exchange and other income (loss)	(0.4)	2.6	14.6	—	16.8
Interest expense—intercompany	44.9	—	(68.6)	23.7	—
Interest expense, net of capitalized interest	(1.1)	(44.9)	(4.4)	—	(50.4)

	89.3	(65.6)	(66.9)	(0.1)	(43.3)

Pre-tax income before minority interest, equity income, impairment of affiliates and cumulative effect of a change in accounting principle	89.3	435.8	(97.7)	0.2	427.6
Income tax expense	(31.3)	(186.9)	100.3	—	(117.9)
Minority interest in income of subsidiaries	—	(141.7)	(0.7)	2.5	(139.9)
Equity income of affiliates	66.2	(0.1)	16.0	(80.6)	1.5

Income before cumulative effect of a change in accounting principle	124.2	107.1	17.9	(77.9)	171.3
Cumulative effect of a change in accounting principle, net	—	(47.1)	—	—	(47.1)

Net income	$124.2	$60.0	$17.9	$(77.9)	$124.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Six Months Ended June 30, 2003
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$1,077.2	$361.4	$—	$1,438.6
Sales—base metals, net	—	—	32.2	—	32.2

	—	1,077.2	393.6	—	1,470.8

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	573.2	249.4	(1.3)	821.3
Base metals	—	—	25.3	—	25.3
Depreciation, depletion and amortization	—	181.2	88.7	—	269.9
Exploration, research and development	—	27.8	24.3	—	52.1
General and administrative	—	43.1	14.1	0.5	57.7
Write-down of long-lived assets	—	1.2	0.6	—	1.8
Other	—	28.5	4.5	(7.6)	25.4

	—	855.0	406.9	(8.4)	1,253.5

Other income (expense)
Gain on investments, net	—	—	92.3	(7.6)	84.7
(Loss) gain on derivative instruments, net	—	(18.6)	166.9	(76.6)	71.7
Gain on extinguishment of NYOL bonds, net	—	—	—	94.4	94.4
Gain on extinguishment of NYOL derivatives liability, net	—	—	—	76.6	76.6
Loss on extinguishment of debt	—	(14.3)	(5.2)	—	(19.5)
Royalties and dividend income	—	0.1	25.7	(0.9)	24.9
Interest income, foreign currency exchange and other income (loss)—intercompany	10.2	12.5	6.1	(28.8)	—
Interest income, foreign currency exchange and other income (loss)	56.1	10.9	(3.5)	—	63.5
Interest expense—intercompany	(4.6)	(4.9)	(19.3)	28.8	—
Interest expense, net of capitalized interest	(1.1)	(37.3)	(14.2)	—	(52.6)

	60.6	(51.6)	248.8	85.9	343.7

Pre-tax income before minority interest, equity income, impairment of affiliates and cumulative effect of a change in accounting principle	60.6	170.6	235.5	94.3	561.0
Income tax expense	(21.2)	(49.1)	(50.8)	(30.5)	(151.6)
Minority interest in (income) loss of subsidiaries	—	(75.9)	9.4	(7.1)	(73.6)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(119.5)	—	(119.5)
Equity income of affiliates	168.7	25.8	154.0	(322.2)	26.3

Income before cumulative effect of a change in accounting principle	208.1	71.4	228.6	(265.5)	242.6
Cumulative effect of a change in accounting principle, net	—	(31.5)	(3.0)	—	(34.5)

Net income	$208.1	$39.9	$225.6	$(265.5)	$208.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	At June 30, 2004
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$1,355.2	$119.6	$—	$1,474.8
Marketable securities and other short-term investments	43.2	3.5	155.2	—	201.9
Trade receivables	—	68.9	6.1	—	75.0
Accounts receivable	1,687.9	538.8	418.7	(2,532.0)	113.4
Inventories	—	202.9	56.2	—	259.1
Stockpiles and ore on leach pads	—	176.0	34.8	—	210.8
Deferred stripping costs	—	36.7	22.7	—	59.4
Deferred income tax assets	—	211.7	45.9	—	257.6
Other current assets	0.5	46.9	15.6	—	63.0

Current assets	1,731.6	2,640.6	874.8	(2,532.0)	2,715.0
Property, plant and mine development, net	(0.6)	3,724.0	1,544.8	—	5,268.2
Investments	—	—	24.2	—	24.2
Investments in subsidiaries	4,348.1	—	3,507.2	(7,855.3)	—
Deferred stripping costs	—	72.0	2.3	—	74.3
Long-term stockpiles and ore on leach pads	—	500.4	41.3	—	541.7
Deferred income tax assets	—	421.9	286.5	—	708.4
Other long-term assets	1,223.5	697.3	168.8	(1,902.5)	187.1
Goodwill	—	93.7	2,994.9	—	3,088.6

Total assets	$7,302.6	$8,149.9	$9,444.8	$(12,289.8)	$12,607.5

Liabilities
Current portion of long-term debt	$—	$288.6	$1.2	$—	$289.8
Accounts payable	251.1	1,852.9	688.4	(2,570.5)	221.9
Employee-related benefits	—	69.4	22.5	—	91.9
Other current liabilities	61.6	186.0	119.2	40.7	407.5

Current liabilities	312.7	2,396.9	831.3	(2,529.8)	1,011.1
Long-term debt	—	1,324.0	142.1	—	1,466.1
Reclamation and remediation liabilities	—	276.2	125.7	—	401.9
Deferred revenue from sale of future production	—	51.2	—	—	51.2
Deferred income tax liabilities	34.3	298.6	386.5	25.4	744.8
Employee-related benefits	—	237.1	19.7	—	256.8
Advanced stripping costs	—	74.1	—	—	74.1
Other long-term liabilities	270.1	128.4	2,012.3	(2,062.2)	343.6

Total liabilities	617.1	4,786.5	3,517.6	(4,571.6)	4,349.6

Minority interest in subsidiaries	—	794.8	311.5	(343.4)	762.9

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	644.8	—	—	—	644.8
Additional paid-in capital	5,651.4	2,221.6	4,777.0	(6,189.3)	6,460.7
Accumulated other comprehensive income (loss)	19.9	(45.9)	54.8	(8.9)	19.9
Retained earnings	369.4	392.9	723.2	(1,115.9)	369.6

Total stockholders’ equity	6,685.5	2,568.6	5,615.7	(7,374.8)	7,495.0

Total liabilities and stockholders’ equity	$7,302.6	$8,149.9	$9,444.8	$(12,289.8)	$12,607.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	At December 31, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$1,211.2	$102.8	$—	$1,314.0
Marketable securities and other short-term investments	—	3.1	271.5	—	274.6
Trade receivables	—	6.4	13.7	—	20.1
Accounts receivable	1,791.0	328.4	310.6	(2,359.4)	70.6
Inventories	—	156.0	69.7	—	225.7
Stockpiles and ore on leach pads	—	210.8	37.8	—	248.6
Deferred stripping costs	—	41.0	19.1	—	60.1
Deferred income tax assets	—	50.6	23.1	—	73.7
Other current assets	(122.9)	53.0	(81.0)	251.2	100.3

Current assets	1,668.1	2,060.5	767.3	(2,108.2)	2,387.7
Property, plant and mine development, net	—	2,146.4	1,569.1	—	3,715.5
Investments	—	709.7	892.8	(868.5)	734.0
Investments in subsidiaries	4,154.1	—	2,608.7	(6,762.8)	—
Deferred stripping costs	—	28.0	2.3	—	30.3
Long-term stockpiles and ore on leach pads	—	284.3	21.5	—	305.8
Deferred income tax assets	6.8	482.2	263.4	—	752.4
Other long-term assets	1,313.6	586.9	232.7	(2,026.3)	106.9
Goodwill	—	93.7	2,948.9	—	3,042.6

Total assets	$7,142.6	$6,391.7	$9,306.7	$(11,765.8)	$11,075.2

Liabilities
Current portion of long-term debt	$—	$59.9	$131.0	$—	$190.9
Accounts payable	129.5	1,643.0	756.4	(2,365.7)	163.2
Employee-related benefits	—	107.7	28.6	—	136.3
Other current liabilities	27.2	226.9	115.8	(1.3)	368.6

Current liabilities	156.7	2,037.5	1,031.8	(2,367.0)	859.0
Long-term debt	—	745.5	141.1	—	886.6
Reclamation and remediation liabilities	—	238.2	124.1	—	362.3
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Deferred income tax liabilities	43.0	122.6	442.1	25.4	633.1
Employee-related benefits	—	221.2	32.5	—	253.7
Other long-term liabilities	372.2	102.0	1,703.7	(1,882.6)	295.3

Total liabilities	571.9	3,520.8	3,475.3	(4,224.2)	3,343.8

Minority interest in subsidiaries	—	377.1	307.7	(338.3)	346.5

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	638.0	—	32.4	(32.4)	638.0
Additional paid-in capital	5,603.4	2,206.2	4,705.9	(6,092.2)	6,423.3
Accumulated other comprehensive income (loss)	22.8	(43.1)	13.5	29.6	22.8
Retained earnings	306.5	330.7	711.2	(1,047.6)	300.8

Total stockholders’ equity	6,570.7	2,493.8	5,523.7	(7,203.3)	7,384.9

Total liabilities and stockholders’ equity	$7,142.6	$6,391.7	$9,306.7	$(11,765.8)	$11,075.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Six Months Ended June 30, 2004
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$124.2	$60.0	$17.9	$(77.9)	$124.2
Adjustments to reconcile net income to net cash provided by operating activities	(68.5)	509.6	36.2	77.9	555.2
Change in operating assets and liabilities	26.3	(194.5)	56.0	—	(112.2)

Net cash provided by operating activities	82.0	375.1	110.1	—	567.2

Investing activities:
Additions to property, plant and mine development	—	(253.4)	(100.0)	—	(353.4)
Investment in marketable equity securities	(39.9)	—	(53.8)	—	(93.7)
Cash recorded on consolidation of Batu Hijau	—	82.2	—	—	82.2
Proceeds from asset sales and other	—	10.5	2.1	—	12.6

Net cash used in investing activities	(39.9)	(160.7)	(151.7)	—	(352.3)

Financing activities:
Net (repayments) borrowings	(18.0)	(88.3)	67.1	—	(39.2)
Dividends paid on common and preferred stock	(50.2)	—	(5.2)	—	(55.4)
Proceeds from stock issuance and other	26.1	—	—	—	26.1
Change in restricted cash	—	18.2	1.0	—	19.2

Net cash (used in) provided by financing activities	(42.1)	(70.1)	62.9	—	(49.3)

Effect of exchange rate changes on cash	—	(0.3)	(4.5)	—	(4.8)

Net change in cash and cash equivalents	—	144.0	16.8	—	160.8
Cash and cash equivalents at beginning of period	—	1,211.2	102.8	—	1,314.0

Cash and cash equivalents at end of period	$—	$1,355.2	$119.6	$—	$1,474.8

	Six Months Ended June 30, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$208.1	$39.9	$225.6	$(265.5)	$208.1
Adjustments to reconcile net income to net cash provided by operating activities	(224.8)	212.2	(151.2)	265.4	101.6
Change in operating assets and liabilities	15.3	(14.1)	(91.6)	(24.8)	(115.2)

Net cash (used in) provided by operating activities	(1.4)	238.0	(17.2)	(24.9)	194.5

Investing activities:
Additions to property, plant and mine development	—	(167.0)	(52.1)	—	(219.1)
Investments in affiliates	—	10.0	(56.2)	—	(46.2)
Proceeds from sale of TVX Newmont Americas	—	—	180.0	—	180.0
Proceeds from sale of investments and other	0.6	10.1	(49.4)	—	(38.7)

Net cash provided by (used in) investing activities	0.6	(146.9)	22.3	—	(124.0)

Financing activities:
Net borrowings (repayments)	4.5	(75.6)	(136.3)	—	(207.4)
Dividends paid on common	(28.6)	—	(3.7)	—	(32.3)
Proceeds from stock issuance and other	24.9	—	(24.9)	24.9	24.9

Net cash used in financing activities	0.8	(75.6)	(164.9)	24.9	(214.8)

Effect of exchange rate changes on cash	—	1.1	16.2	—	17.3

Net change in cash and cash equivalents	—	16.6	(143.6)	—	(127.0)
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	$—	$181.7	$93.0	$—	$274.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(23)	COMMITMENTS AND CONTINGENCIES

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

Operating Segments

The Company’s operating segments are identified in Note 18. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 23 relate to the Corporate and Other category. The Normandy Madencilik A.S. matters relate to the Other International operating segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada operating segment. The Yanacocha matters relate to the Yanacocha operating segment. The Newmont Yandal Operations Limited and the Newmont Australia Limited matters relate to the Other Australia operating segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2004 and at December 31, 2003, $408.3 million and $361.0 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $54.0 million and $58.6 million were accrued for such obligations at June 30, 2004 and December 31, 2003, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 61% greater or 44% lower than the amount accrued at June 30, 2004. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Costs and expenses, Other in the period estimates are revised.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Newmont Capital, formerly known as Franco-Nevada Mining Corporation, Inc., owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital and EPA have entered into an agreement tolling the statute of limitations until December 31, 2004 to facilitate settlement negotiations with respect to potential claims under CERCLA. Based on Newmont Capital’s limited involvement at Lava Cap mine, it does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action arising from this matter.

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

Nevada Operations. In November 2002, Great Basin Mine Watch and the Mineral Policy Center (Appellants) filed suit in U.S. District Court in Nevada against the Department of the Interior and the Bureau of Land Management (BLM), challenging and seeking to enjoin the BLM’s July 2002 Record of Decision approving the company’s amended Plan of Operations covering the Gold Quarry South Layback Project, and the BLM’s September 2002 Record of Decision approving a new Plan of Operations for the Leeville Mine. Appellants sought a declaration that the BLM’s decisions were unlawful and an injunction prohibiting Newmont’s approved activities. Newmont intervened in this action on behalf of the government defendants and filed an answer denying all of Appellants’ claims. In March, 2004, the Court granted summary judgment in favor of the government and Newmont on all claims, thus ending the U.S. District Court proceedings. In June 2004, Appellants appealed the U.S. District Court’s decision to the U.S. Ninth Circuit Court

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

of Appeals. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the Company’s financial position or results of operations.

In October 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Appellant alleges that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont has intervened in this action on behalf of the NDEP. A hearing before the Nevada State Environmental Commission was held in June 2003 in Elko, Nevada. At the end of the hearing, the Commission ruled in favor of NDEP on all claims and affirmed NDEP’s renewal of the Clean Water Act discharge permit. Appellant appealed this decision in the Nevada District Court in Carson City, Nevada. In April, 2004, the Nevada District Court heard the case and took the matter under advisement. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

In December 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission challenging NDEP’s November 2002 decision renewing a water pollution control permit for Newmont’s Lone Tree Mine. This appeal alleges that NDEP’s renewal violated various procedural and substantive requirements under Nevada’s water quality laws. Newmont has intervened in this appeal. A hearing before the Nevada State Environmental Commission was held in February 2003 in Carson City, Nevada. At the close of the hearing, the Commission ruled in favor of NDEP on all claims, and affirmed NDEP’s renewal of the permit. Great Basin Mine Watch appealed this decision in the Nevada District Court in Carson City. At a hearing in June 2004, the judge ruled in favor of NDEP on all claims, and affirmed NDEP’s renewal of the permit. While Newmont believes that this appeal was without merit, if Appellant were to appeal the decision to a higher court, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

In March 2004, Great Basin Mine Watch and the Western Shoshone Defense Project (Appellants) filed an administrative appeal of the Record of Decision approving the Phoenix Project Plan of Operations. Appellants seek to vacate the Record of Decision and have the BLM reconsider the decision. Newmont has intervened in support of the Record of Decision. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operating that could have a material adverse effect on the company’s financial position or results of operations.

Grass Valley. On February 3, 2004, the City of Grass Valley, California brought suit against Newmont USA Limited under CERCLA in the U.S. District Court for the Northern District of California. This matter involves an abandoned mine adit on property previously owned by a predecessor of Newmont USA and currently owned by the City of Grass Valley. The complaint alleges that the adit is discharging metals-bearing water into a stream on the property, in concentrations in excess of current EPA drinking water standards. Newmont is currently investigating the allegations made in this lawsuit, and cannot reasonably predict the likely outcome of this matter.

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

Normandy Madencilik A.S.—100% Newmont Owned

The Ovacik mine has a long history of legal challenges to the operation of the mine and, in particular, its use of cyanide in gold production. These challenges involve a multitude of proceedings and have a complex procedural history that, in June 2001, resulted in a judicial order granting the plaintiffs’ request to cancel Ovacik’s operating permits. Newmont appealed this decision and, during the appeal, the mine continued to operate under interim licenses. In July 2004, the court issued a verdict in favor of the plaintiffs and nullifying the interim licenses. Newmont is currently evaluating the verdict and its options for appeal; however, the court’s decision may result in an interruption of mining activities at Ovacik. The Ovacik mine also continues to be challenged in other Turkish court proceedings. In addition, the Ovacik mine is the subject of a separate action being brought against the Turkish government in the European Court of Human Rights (“ECHR”). The plaintiffs in that case assert that the Turkish government’s authorization of operating permits and use of cyanide for the Ovacik mine violates Turkish law and Turkey’s obligations under the European

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Convention on Human Rights. Plaintiffs have asked, among other things, that the ECHR grant interim relief ordering the shutdown of the mine pending the ECHR’s hearing and decision on the merits. Newmont has intervened in this action and a hearing was held in June 2004. Newmont cannot reasonably predict the final outcome of any of the above-described legal proceedings. Either the Turkish courts or the ECHR, however, might grant relief that could require the closure of the mine or the interruption of mining activities.

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

Other Legal Matters

Minera Yanacocha—51.35% Newmont Owned

Choropampa. In June 2000, a transport contractor of Yanacocha spilled approximately 151 kilograms of elemental mercury near the town of Choropampa, Peru, which is located 53 miles (85 kilometers) southwest of the Yanacocha mine. Elemental mercury is a by-product of gold mining and was sold to a Lima firm for use in medical instruments and industrial applications. A comprehensive health and environmental remediation program was undertaken by Yanacocha in response to the incident. In August 2000, Yanacocha paid under protest a fine of 1,740,000 soles (approximately $500,000) to the Peruvian government. Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. In addition, it has entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident. As a result of this incident, Yanacocha has incurred approximately $17.5 million of expenditures. Yanacocha cannot predict the likelihood of additional expenditures related to this matter.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, but others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. As of June 30, 2004 and December 31, 2003 the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $305.9 million and $244.8 million, respectively, classified in Other long-term liabilities. This amount represents what the Company believes will be the probable outcome from resolution of such disputes for all tax years for which additional income taxes can be assessed.

Guarantee of Third Party Indebtedness

Newmont is the guarantor of an A$71.0 million (approximately $48.9 million) amortizing loan facility of QMC Finance Pty Ltd (“QMC”), of which A$60.8 million (approximately $41.8 million) was outstanding as of June 30, 2004. QMC is also a party to hedging contracts that have been guaranteed by Newmont. As of June 30, 2004, the fair value of these contracts was a positive A$1.7 million (approximately $1.2 million). At December 31, 2003 and June 30, 2004, Newmont accrued $30 million with respect to this guarantee in Other current liabilities (see Note 8 for a complete discussion).

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2004 and December 31, 2003, there were $253.1 million and $202.9 million, respectively, of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 13 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003). The surety bonds, letters of credit and bank guarantees reflect fair

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

(24) SUBSEQUENT EVENTS

Effective July 30, 2004, the Company entered into a new uncollateralized $1.25 billion Revolving Credit Facility with a syndicate of commercial banks. This new revolving credit facility replaced the three existing revolving credit facilities which were cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility matures July 30, 2009. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at a rate per annum equal to either LIBOR plus a margin ranging from 0.285% to 1.150% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus, in each case, a margin ranging from 0% to 0.150%. Facility fees accrue at a rate per annum ranging from 0.090% to 0.350% of the aggregate commitments. The Company will also pay a utilization fee of 0.125% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. Letters of credit issued under the prior credit facilities’ letter of credit sub-facility were transferred to and remain outstanding under the new facility’s letter of credit sub-facility.

During July 2004, the Company purchased $108.6 million of marketable equity securities which are accounted for as available-for-sale securities.

(25)	SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred stock dividends for the six months ended June 30, 2004 were 8.7. The ratio of earnings to fixed charges represents income before income taxes, interest expense and the cumulative effect of a change in accounting principle, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. The Company guarantees certain third party debt (see Notes 8 and 23) and, beginning in 2003, expects to be required to pay certain amounts associated with such debt. Therefore, related interest on such guaranteed debt has been included in the ratio of earnings to fixed charges in 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “CHF” to Swiss currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “U.S.$” or “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and six months ended June 30, 2004, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as our expectations for 2004;

•	“Recent Accounting Pronouncements” which provides a discussion of recently published authoritative accounting guidance and changes to our accounting policies;

•	“Critical Accounting Policies,” which provides a discussion of certain of the Company’s accounting policies;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the three and six months ended June 30, 2004 and 2003;

•	“Results of Operations,” which sets forth an analysis of the operating results for Newmont’s gold operations, Newmont’s base metals operations engaged in copper and zinc production, the Exploration Segment and the Merchant Banking Segment; and

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report.

Overview

Our financial results for the three and six months ended June 30, 2004 include Batu Hijau on a consolidated basis since January 1, 2004 as a result of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), issued December 2003. Previously, the Company accounted for its investment in Batu Hijau using the equity method of accounting. The impact of consolidating Batu Hijau on January 1, 2004 is reflected as a Cumulative effect of a change in accounting principle, net of tax, and results from adjustments recorded to conform Batu Hijau to Newmont’s accounting policies. In the first quarter of 2003, the Company recorded a Cumulative effect of a change in accounting principle, net of tax, for the adoption of Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income before cumulative effect of a change in accounting principle (in millions)	$37.5	$90.8	$171.3	$242.6
Income before cumulative effect of a change in accounting principle per common share	$0.08	$0.22	$0.39	$0.60
Net income applicable to common shares (in millions)	$37.5	$90.8	$124.2	$208.1
Net income per common share, basic	$0.08	$0.22	$0.28	$0.52
Revenues (in millions)	$1,009.2	$736.8	$2,131.4	$1,470.8
Equity gold sales (in thousands of ounces)	1,643.4	1,823.9	3,456.0	3,604.4
Average price received per ounce of gold	$395	$353	$404	$352
Total cash costs ($/gold ounce) (1)	$240	$212	$235	$207
Total production costs ($/gold ounce) (1)	$309	$277	$303	$269
Equity copper sales (in thousands of pounds)	126,771	16,167	202,855	37,456
Average price received per pound of copper	$1.08	$0.75	$1.24	$0.80
Total cash costs ($/pound copper) (1,2)	$0.53	$0.60	$0.57	$0.56
Total production costs ($/pound copper) (1,2)	$0.67	$0.87	$0.73	$0.76

(1)	Total cash costs and total production costs are non-GAAP measures of performance that we use to determine the cash generating capacities of our mining operations and to monitor the performance of our mining operations. For a reconciliation of Costs applicable to sales to total cash costs and total production costs per ounce of gold and per pound of copper (unaudited), see Results of Operations, below.

(2)	Total cash costs and production costs per pound of copper for the three and six months ended June 30, 2003 include Golden Grove only. For the three and six months ended June 30, 2004, these measures include Golden Grove and Batu Hijau. For a reconciliation of total cash costs and total production costs per equity pound of copper under the by-product method of accounting to the co-product method of accounting for Batu Hijau for the three and six months ended June 30, 2003, refer to Results of Operations, below.

Consolidated Financial Performance

Our revenues applicable to gold sales for the second quarter of 2004 increased 10.6% to $800.6 million from $724.0 million in the second quarter of 2003, primarily as a result of higher average realized gold prices, as well as the consolidation of Batu Hijau. Sales of base metals increased significantly for the second quarter of 2004 to $208.6 million from $12.7 million in the second quarter of 2003. The consolidation of Batu Hijau is the primary reason for this increase, as well as higher realized copper prices. Costs applicable to gold sales increased to $464.1 million from $422.2 million and costs applicable to base metals sales increased to $93.4 million from $10.0 million. Depreciation, depletion and amortization increased by approximately 24.3% to $173.2 million from $139.3 million, also primarily as a result of consolidating Batu Hijau. In total, during the 2004 second quarter we realized higher margins, including depreciation, depletion and amortization, for both gold and base metals, primarily reflecting higher realized gold and copper prices.

Continuing from 2003 and 2002, during the second quarter of 2004, market factors helped strengthen gold prices and as a result, our average realized gold price increased from $353 per ounce in the second quarter of 2003 to $395 per ounce in the second quarter of 2004. Additionally, our average realized copper price increased from $0.75 per pound in the second quarter of 2003 to $1.08 per pound in the second quarter of 2004.

Our revenues applicable to gold sales in the first half of 2004 increased 20.6% to $1,735.2 million from $1,438.6 million in the first half of 2003, primarily as a result of higher average realized gold prices, as well as the consolidation of Batu Hijau. Sales of base metals increased significantly in the first half of 2004 to $396.2 million from $32.2 million in the first half of 2003. The consolidation of Batu Hijau is the primary reason for this increase, as well as higher realized copper prices. Costs applicable to gold sales increased to $965.7 million from $821.3 million and costs applicable to base metal sales increased to $166.5 million from $25.3 million. Depreciation, depletion and amortization increased by approximately 31.6% to $355.2 million from $269.9 million, also primarily as a result of consolidating Batu Hijau. In total, during the first half of 2004, we realized higher margins, including Depreciation, depletion and amortization, for both gold and base metals, primarily reflecting higher realized gold and copper prices.

During the first half of 2004, market factors helped strengthen gold prices and as a result, our average realized gold price increased from $352 per ounce in the first half of 2003 to $404 per ounce in the first half of 2004. Additionally, our average realized copper price increased from $0.80 per pound in the first half of 2003 to $1.24 per pound in the first half of 2004. The average realized copper price benefited from positive adjustments during the first quarter of 2004 related to provisional sales recorded by Batu Hijau in the fourth quarter of 2003 (see Item 3 below).

Liquidity

During 2003, Newmont’s balance sheet strengthened significantly primarily reflecting the equity offering completed in November 2003, positive operating cash flows and the sale of non-core assets. The Company’s financial position at June 30, 2004 and December 31, 2003 was as follows:

	June 30, 2004	December 31, 2003
	(unaudited, in millions)
Cash and cash equivalents	$1,474.8	$1,314.0
Total debt	$1,755.9	$1,077.5
Total stockholders’ equity	$7,495.0	$7,384.9

During the first half of 2004, we made $1.5 million of unscheduled repayments of long-term debt and scheduled repayments of long-term debt of $75.4 million, including $10.2 million related to the sale-leaseback of the refractory ore treatment plant classified as a capital lease, $43.4 million related to PTNNT project financing facility, $16.0 million related to Yanacocha trust certificates, and $7.3 million for maturities of project financing, capital leases, interest rate swaps and other long-term debt. In addition, we paid dividends on common stock of $0.125 per share and realized positive cash flow from operating activities in excess of cash used in investing and financing activities. Long-term debt increased primarily as a result of the consolidation of non-recourse project debt and non-recourse subordinated debt at Batu Hijau in 2004.

Looking Forward

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These include, but are not limited to the following:

•	Gold prices, and to a lesser extent, copper prices;

•	Our ability to replace depleted reserves from exploration and new development projects. Newmont is currently developing its next generation of lower cost mines. We anticipate that our Ahafo advanced development project in Ghana, West Africa, will generate average steady-state annual gold sales of approximately 500,000 ounces commencing in 2006, with higher production in the initial years and we expect to make an investment decision on the Akyem project, also in Ghana, by the end of 2004 or early 2005. In Nevada, the Leeville underground project continues to progress towards commencement of operations at the end of 2005 with average annual gold production of approximately 500,000 ounces, while annual production from the Phoenix development project, anticipated to begin operating in 2006, is expected to be between 400,000 and 450,000 ounces of gold and 18 million and 20 million pounds of copper;

•	Changes in foreign currency exchange rates in relation to the U.S. dollar will continue to affect our future profitability and cash flow. Fluctuations in local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Historically, such fluctuations have not had a material impact on the Company’s revenue since gold is sold throughout the world principally in U.S. dollars. The Company’s total cash costs are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations in the Company’s consolidated financial statements. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future. During the second quarter of 2004, we entered into net-zero cost currency option contracts consisting of bought call options and sold put options to protect the Company from severe fluctuations in the U.S.$/A$ exchange rate (see Item 3 below);

•	Capital expenditures in the first half of 2004 were $353.4 million. We expect to make annual capital expenditures in 2004 of between $750 million and $800 million; and

•	Due to the strengthening of the gold market, and consistent with our exploration growth strategy, we expect annual 2004 exploration, research and development expenditures will total between $180 million and $200 million. Total expenditures for the first half of 2004 were $84.9 million.

Recent Accounting Pronouncements

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

Newmont has completed its evaluation of the impact of FIN 46R and has identified Batu Hijau as a VIE because of certain capital structures and contractual relationships (primarily the sharing of the expected residual returns with a party that did not have an equity investment at risk that is considered significant to the total expected residual returns, as well as indications of insufficient equity, as defined by FIN 46R). Newmont also determined that it is the primary beneficiary of Batu Hijau. Accordingly, as of January 1, 2004, the Company has fully consolidated Batu Hijau in its Consolidated Financial Statements. Previously, the Company accounted for its investment in Batu Hijau using the equity method of accounting, as disclosed in Note 10 in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003. In adopting FIN 46R and consolidating Batu Hijau, the Company recorded a charge for the Cumulative effect of a change in accounting principle, net of tax of $47.1 million, representing the difference in the amounts consolidated effective January 1, 2004, and the Company’s previous carrying amount of its equity investment in Batu Hijau. This difference resulted from certain adjustments that were recorded to the opening balance sheet of PTNNT and NTP to conform to Newmont’s accounting policies (see Note 2 to the Consolidated Financial Statements).

As of December 31, 2003, Newmont had an interest in an entity considered to be a special-purpose entity, QMC Finance Pty Ltd. (“QMC”). Newmont has not consolidated QMC, however, as Newmont is not the primary beneficiary of QMC as defined by FIN 46R. For a complete discussion regarding Newmont’s interest in and activities with QMC, see Note 8 to the Consolidated Financial Statements.

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

On April 30, 2004, the FASB issued a FASB Staff Position (“FSP”) amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As a result, Newmont has reclassified all of its mineral, royalty and oil and gas interests from Mineral interests and other intangible assets to Property, plant and mine development, net in its balance sheets and ceased amortization on exploration stage mineral interests prior to the commencement of production effective April 1, 2004.

The Committee is continuing its evaluation of mining industry accounting issues, which may have an impact on Newmont’s accounting in the future.

Critical Accounting Policies

Due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the goodwill reported on the Company’s balance sheet, the carrying value and the methods used to assign and evaluate goodwill are considered a critical accounting policy. At June 30, 2004 and December 31, 2003, the carrying value of the Company’s goodwill was approximately $3.1 billion and $3.0 billion, respectively. Such goodwill was assigned to the Company’s Merchant Banking (approximately $1.6 billion) and Exploration (approximately $1.1 billion) Segments and to various mine site reporting units (approximately $300 million in the aggregate). As further described in Note 3 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003, this goodwill primarily arose in connection with the Company’s February 15, 2002 acquisitions of Normandy and Franco-Nevada, and it primarily represents the excess of the aggregate purchase price over the fair value of the identifiable net assets of Normandy and Franco-Nevada. Such goodwill was assigned to reporting units in a reasonable, supportable and consistent manner based on independent valuations performed by an independent valuation and consulting firm. The Company’s approach to allocating goodwill was to identify those reporting units of the Company that the Company believed had contributed to such excess purchase price. The Company then engaged the independent valuation and consulting firm to perform valuations to measure the incremental increases in the fair values of such reporting units that were attributable to the acquisitions, and that were not already captured in the fair values assigned to such units’ identifiable net assets. In the case of the Merchant Banking and Exploration Segments, these valuations were based on each reporting unit’s potential for future growth, and in the case of the mine site reporting units; the valuation was based on the synergies that were expected to be realized by each mine site reporting unit.

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the fair values of its reporting units to their carrying amounts. If the carrying value of a reporting unit were to exceed its fair value at the time of the evaluation, the Company would perform the second step of an impairment test. In the second step, the Company would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall would be charged to income. Assumptions underlying fair value estimates are subject to risks and uncertainties. Newmont performed its annual impairment tests of goodwill during the fourth quarter of 2003 and determined that goodwill was not impaired at December 31, 2003. To the extent the assumptions used in the Company’s valuation models for such impairment tests are not achieved in the future, it is reasonably possible that the Company will record charges for impairment of goodwill in future periods. The specific application of the Company’s goodwill impairment policy, with respect to the Merchant Banking Segment, Exploration Segment and mine site reporting units, is discussed in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003. There have been no changes since December 31, 2003 to these policies or the Company’s conclusions with respect to possible impairment of the recorded goodwill at June 30, 2004. See Results of Operations, below, for a discussion of the performance of the Company’s reporting units for the three and six months ended June 30, 2004 and 2003.

The Company’s accounting policies that are critical to its financial statements due to the degree of uncertainty regarding the estimates and assumptions involved and the magnitude of the asset, liability, revenue and expense being reported, are disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2003. The more critical of these policies, including the evaluation of the carrying value of goodwill discussed above, include depreciation, depletion and amortization, the carrying value of long-lived assets, deferred stripping costs, stockpiles, ore on leach pads and inventories, financial instruments, reclamation and remediation obligations, the carrying value of investments, and deferred tax assets.

Consolidated Financial Results

Sales—gold, net were $800.6 million and $724.0 million for the three months ended June 30, 2004 and 2003, respectively. Sales—gold, net were $1,735.2 million and $1,438.6 million for the six months ended June 30, 2004 and 2003, respectively. The increase in 2004 was due primarily to higher average realized gold prices and the consolidation of Batu Hijau. The following analysis demonstrates the increase in consolidated gold sales revenue year over year (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Consolidated gold sales (in millions)	$800.6	$724.0	$1,735.2	$1,438.6
Consolidated gold ounces sold (in thousands)	2,058.4	2,065.7	4,341.4	4,101.7
Average price realized per ounce	$395	$353	$404	$352
Average spot price per ounce (London Gold P.M. Fix)	$393	$347	$401	$349

The increase in consolidated gold sales is due to:

	Three Months Ended June 30, 2004 vs. 2003	Six Months Ended June 30, 2004 vs. 2003
	(unaudited, in millions)
Change in consolidated production	$(71.1)	$(17.8)
Change in average gold price realized	79.8	211.3
Consolidation of Batu Hijau	67.9	103.1

	$76.6	$296.6

Sales—base metals, net totaled $208.6 million for the three months ended June 30, 2004, and included $181.1 million from copper sales at Batu Hijau and $22.3 million from copper sales and $5.2 million from zinc sales at Golden Grove in Australia, all net of smelting and refining charges. Sales—base metals, net totaled $12.8 million during the three months ended June 30, 2003, which included $9.5 million and $3.3 million from copper and zinc sales at Golden Grove, respectively, net of smelting and refining charges.

Sales—base metals, net totaled $396.2 million for the six months ended June 30, 2004, and included $353.5 million from copper sales at Batu Hijau and $24.9 million from copper sales and $17.8 million from zinc sales at Golden Grove in Australia, all net of smelting and refining charges. Sales—base metals, net totaled $32.2 million for the six months ended June 30, 2003, which included $23.7 million and $8.5 million from copper and zinc sales at Golden Grove, respectively, net of smelting and refining charges. The following analysis demonstrates the increase in consolidated copper sales revenue year over year (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Consolidated copper sales (in millions)	$203.4	$9.5	$378.4	$23.7
Consolidated copper pounds sold (in millions)	209.9	16.2	343.4	37.5
Average price realized per pound	$1.08	$0.75	$1.24	$0.80

The increase in consolidated copper sales is due to:

	Three Months Ended June 30, 2004 vs. 2003	Six Months Ended June 30, 2004 vs. 2003
	(unaudited, in millions)
Change in consolidated production	$4.3	$(8.5)
Change in average copper price realized	8.5	9.7
Consolidation of Batu Hijau	181.1	353.5

	$193.9	$354.7

Costs applicable to sales—gold, which includes total cash costs, accretion of reclamation and remediation liabilities related to consolidated gold production and write-downs of stockpiles, ore on leach pads and inventories, increased to $464.1 million from $422.2 million during the three months ended June 30, 2004 and 2003, respectively, and to $965.7 from $821.3 million during the six months ended June 30, 2004 and 2003, respectively, as detailed by operation in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited, in millions)
North America:
Nevada	$162.2	$138.4	$354.9	$283.9
Mesquite, California	—	2.4	—	5.0
La Herradura, Mexico	3.0	3.5	5.2	5.7
Golden Giant, Canada	11.0	13.8	23.9	30.5
Holloway, Canada	6.6	4.7	12.8	10.1

Total North America	182.8	162.8	396.8	335.2

South America:
Yanacocha, Peru	96.0	83.5	207.9	169.0
Kori Kollo, Bolivia	4.6	11.2	7.0	21.8

Total South America	100.6	94.7	214.9	190.8

Australia:
Pajingo	14.6	12.4	29.3	20.8
Yandal	25.1	45.4	58.5	85.1
Tanami	44.4	45.8	94.2	77.4
Kalgoorlie	31.8	29.7	68.8	52.1

Total Australia	115.9	133.3	250.8	235.4

Other Operations:
Batu Hijau, Indonesia	27.2	—	40.8	—
Zarafshan-Newmont, Uzbekistan	10.1	9.4	18.5	18.0
Minahasa, Indonesia	7.7	7.7	16.4	17.1
Martha, New Zealand	6.3	7.8	12.1	13.9
Ovacik, Turkey	13.5	6.5	15.4	10.9

Total Other Operations	64.8	31.4	103.2	59.9

Total Newmont	$464.1	$422.2	$965.7	$821.3

Nevada’s Costs applicable to sales increased for the three and six months ended June 30, 2004 from the same periods in 2003 primarily as a result of increased mining costs, processing costs and fuel costs. Yanacocha’s Costs applicable to sales increased for the three months ended June 30, 2004, compared to the same period in 2003, as a result of higher diesel fuel prices and consumption, higher reagent costs, partially offset by lower production. The increase in Yanacocha’s Costs applicable to sales during the six months ended June 30, 2004, as compared to the same period in 2003, resulted primarily from an increase in ounces produced, higher diesel prices and consumption and higher reagent and explosive costs. Australia’s decrease in Costs applicable to sales during the three months ended June 30, 2004, as compared to the same period in 2003, resulted primarily from a decrease in ounces sold, partially offset by appreciation of the Australian dollar against the U.S. dollar. Australia’s increase in Costs applicable to sales during the six months ended June 30, 2004, as compared to the same period in 2003, resulted from an increase in direct mining and production costs and appreciation of the Australian dollar against the U.S. dollar, partially offset by a decrease in ounces sold. In addition, the increase in Costs applicable to sales during 2004, as compared to 2003, reflects the consolidation of Batu Hijau. For a complete discussion regarding variations in ounces sold and total cash costs per ounce, see Results of Operations, below.

Costs applicable to sales—base metals were $93.4 million and $10.0 million in the three months ended June 30, 2004 and 2003, respectively, and $166.5 million and $25.3 million for the six months ended June 30, 2004 and 2003, respectively. The second quarter of 2004 costs primarily consisted of $70.8 million for copper at Batu Hijau and $16.6 million for copper and $5.7 million for zinc at Golden Grove, compared to the second quarter of 2003 costs which primarily consisted of $8.8 million for copper and $0.9 million for zinc at Golden Grove. The first half of 2004 costs primarily consisted of $134.6 million for copper at Batu Hijau and $17.1 million for copper and $14.3 million for zinc at Golden Grove, compared to the first half of 2003 costs, which primarily consisted of $17.8 million for copper and $7.1 million for zinc at Golden Grove. For a complete discussion regarding variations in base metals operations, see Results of operations below.

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

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Three Months Ended June 30,
	Nevada(3)		La Herradura (4)		Tanami(5)		Kalgoorlie(6)
	2004	2003	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	126.5	125.0	149.1	146.4	82.3	60.5	110.9	114.8
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.051	0.049	0.034	0.030	0.160	0.120	0.061	0.065
Actuals for Period
– Stripping ratio(2)	249.8	121.3	138.6	161.1	56.6	89.8	111.4	98.5
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.048	0.081	0.027	0.026	0.140	0.100	0.060	0.069
Remaining Mine Life (years)	11	12	4	5	1	2	14	15

	Three Months Ended June 30,
	Martha(7)		Ovacik(8)		Batu Hijau(9)
	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	26.1	32.1	40.2	28.9	0.21	N/A
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.107	0.093	0.385	0.356	4.74	N/A
Actuals for Period
– Stripping ratio(2)	37.9	70.1	53.2	25.6	0.15	N/A
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.099	0.073	0.300	0.346	6.80	N/A
Remaining Mine Life (years)	3	4	1	2	14	N/A

(1)	Total tons to be mined in future divided by total ounces of gold or total pounds of copper equivalent to be recovered in future, based on proven and probable reserves. Pounds of copper equivalent equate to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.

(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.

(3)	The actual stripping ratio increased in 2004 from 2003 due to increased waste removal for the Gold Quarry South Layback at Carlin and Section 30 at Twin Creeks and lower grade ore being mined. The actual grade decreased in 2004 as lower grade ore areas are being mined at Twin Creeks and Lone Tree in conjunction with the increased waste removal.

(4)	The decrease in the actual stripping ratio from 2003 to 2004 was directly attributable to higher-grade material being mined. La Herradura is included in the Company’s Other North America operating segment.

(5)	The life-of-mine stripping ratio increased during 2004 from 2003 due to changes in mine plans as open-pit production winds down. The actual stripping ratio decreased and the life-of-mine ore grade increased in 2004 from 2003 due to the completion of several low grade remnant pits. The one-year mine life is for the open pit only. The underground mine life is six years. Tanami is included in the Company’s Other Australia segment.

(6)	The actual stripping ratio increased in 2004 as a direct result of lower grade material being mined. Kalgoorlie is included in the Company’s Other Australia segment.

(7)	The life-of-mine stripping ratio decreased in 2004 due to a positive grade reconciliation in 2003 that led to an increase in ore grade. The actual stripping ratio decreased in 2004 as a direct result of higher grade material being mined. Martha is included in the Company’s Other International segment.

(8)	The life-of-mine stripping ratio increased in 2004 due to a change in mining method for certain reserves from underground to open pit mining methods. The actual stripping ratio increased significantly from 2003 due to accelerated waste removal required to maintain higher mill throughput and lower grade material being mined. Ovacik is included in the Company’s Other International segment.

(9)	The actual stripping ratio is significantly lower than the life-of-mine stripping ratio as a direct result of the higher average ore grade.

	Six Months Ended June 30,
	Nevada(3)		La Herradura(4)		Tanami(5)		Kalgoorlie(6)
	2004	2003	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	126.5	125.0	149.1	146.4	82.3	60.5	110.9	114.8
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.051	0.049	0.034	0.030	0.160	0.120	0.061	0.065
Actuals for Period
– Stripping ratio(2)	257.3	108.9	144.8	157.3	54.3	89.2	112.8	100.0
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.051	0.093	0.026	0.026	0.130	0.110	0.062	0.064
Remaining Mine Life (years)	11	12	4	5	1	2	14	15

	Six Months Ended June 30,
	Martha(7)		Ovacik(8)		Batu Hijau(9)
	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	26.1	32.1	40.2	28.9	0.21	N/A
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.107	0.093	0.385	0.356	4.74	N/A
Actuals for Period
– Stripping ratio(2)	41.0	42.5	56.5	23.7	0.15	N/A
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.081	0.083	0.274	0.361	6.57	N/A
Remaining Mine Life (years)	3	4	1	2	14	N/A

(1)	Total tons to be mined in future divided by total ounces of gold or total pounds of copper equivalent to be recovered in future, based on proven and probable reserves. Pounds of copper equivalent equate to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.

(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.

(3)	The actual stripping ratio increased in 2004 from 2003 due to increased waste removal for the Gold Quarry South Layback at Carlin and Section 30 at Twin Creeks and lower grade ore being mined. The actual grade decreased in 2004 as lower grade ore areas are being mined at Twin Creeks and Lone Tree in conjunction with the increased waste removal.

((4)	La Herradura is included in the Company’s Other North America operating segment.

(5)	The life-of-mine stripping ratio increased during 2004 from 2003 due to changes in mine plans as open-pit production winds down. The actual stripping ratio decreased and the life-of-mine ore grade increased in 2004 from 2003 due to the completion of several low grade remnant pits. The one-year mine life is for the open pit only. The underground mine life is six years. Tanami is included in the Company’s Other Australia segment.

(6)	The actual stripping ratio increased in 2004 as a direct result of lower grade material being mined. Kalgoorlie is included in the Company’s Other Australia segment.

(7)	The life-of-mine stripping ratio decreased in 2004 due to a positive grade reconciliation in 2003 that led to an increase in ore grade. Martha is included in the Company’s Other International segment.

(8)	The life-of-mine stripping ratio increased in 2004 due to a change in mining method for certain reserves from underground to open pit mining methods. The actual stripping ratio increased significantly from 2003 due to accelerated waste removal required to maintain higher mill throughput and lower grade material being mined. Ovacik is included in the Company’s Other International segment.

(9)	The actual stripping ratio is significantly lower than the life-of-mine stripping ratio as a direct result of the higher average ore grade.

Depreciation, depletion and amortization (“DD&A”) was $173.2 million and $139.3 million for the three months ended June 30, 2004 and 2003, respectively; and $355.2 million and $269.9 million for the six months ended June 30, 2004 and 2003, respectively. The increase in 2004 is primarily attributable to the consolidation of Batu Hijau as of January 1, 2004 and an increase in production. For a complete discussion regarding production changes that impact DD&A, see Results of Operations, below. Newmont expects annual DD&A to be approximately $710 million to $730 million in 2004.

The following is a summary of Depreciation, depletion and amortization by operation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gold:
North America:
Nevada	$31.6	$34.7	$66.7	$66.3
Mesquite, California	—	1.6	—	2.5
La Herradura, Mexico	1.0	0.9	2.2	1.7
Golden Giant, Canada	3.2	4.4	6.5	11.6
Holloway, Canada	1.6	1.1	3.4	2.4

Total North America	37.4	42.7	78.8	84.5

South America:
Yanacocha, Peru	47.9	40.4	102.2	75.9
Kori Kollo, Bolivia	0.5	1.8	1.6	3.9

Total South America	48.4	42.2	103.8	79.8

Australia:
Pajingo	6.1	6.9	15.2	12.5
Yandal	4.4	7.4	16.7	18.0
Tanami	10.0	10.6	20.0	18.7
Kalgoorlie	3.9	3.0	7.4	4.6
Other	1.0	0.7	2.3	1.8

Total Australia	25.4	28.6	61.6	55.6

Other Operations:
Batu Hijau, Indonesia	8.2	—	12.5	—
Zarafshan-Newmont, Uzbekistan	3.1	2.9	5.8	5.5
Minahasa, Indonesia	0.1	1.7	2.8	3.4
Martha, New Zealand	3.2	2.8	6.3	4.9
Ovacik, Turkey	8.7	3.8	9.9	7.2
Other International	0.2	0.6	0.5	1.2

Total Other Operations	23.5	11.8	37.8	22.2

Other:
Batu Hijau, Indonesia	21.6	—	42.7	—
Golden Grove, Australia	7.8	6.7	13.2	13.8
Merchant Banking	6.4	5.6	11.9	10.3
Corporate and other	2.7	1.7	5.4	3.7

Total Other	38.5	14.0	73.2	27.8

Total Newmont	$173.2	$139.3	$355.2	$269.9

Exploration, research and development was $48.2 million and $30.6 million during the second quarters of 2004 and 2003, respectively; and $84.9 million and $52.1 million for the first halves of 2004 and 2003, respectively. The second quarter 2004 increase over the second quarter of 2003 was primarily a result of increased spending on feasibility studies at Martabe, Akyem and Minas Conga and exploration drilling at Ahafo and an overall increase in exploratory drilling. The year-to-year increase includes the quarter increase and a one-time payment to settle an outstanding contractual obligation under an exploration and technical services agreement. Newmont expects annual Exploration, research and development expenses to be approximately $180 million to $200 million in 2004.

General and administrative expenses of $30.5 million and $57.7 million for the three and six months ended June 30, 2004, respectively, approximated the same periods in 2003. Newmont expects annual General and administrative expenses to be approximately $100 million to $110 million in 2004.

Newmont recorded a Write-down of long-lived assets of $16.3 million for the three and six months ended June 30, 2004. The write-down related to the long-lived assets at the Ovacik mine in Turkey which has been evaluating costs of underground operations and has a long history of legal challenges to its operation. In July 2004, a verdict was handed down in the Turkish courts nullifying the temporary permit under which the Ovacik mine operates. This decision may temporarily halt operations. However, the Company believes that any such halt in operations would be temporary as it expects that the permits to allow it to operate at Ovacik will be reinstated. Also in 2004 the Turkish government enacted legislative amendments that impacted Ovacik’s right to receive refunds of value-added tax (VAT) assessed on production materials purchased from January 2004 to reinstatement of the VAT exemption (expected to be August or September 2004). A proposed sale of the Ovacik mine has been deferred pending resolution of these matters. Write-down of long-lived assets for the three and six months ended June 30, 2003 was $1.8 million.

Other expense in the second quarters of 2004 and 2003 was $8.4 million and $3.3 million, respectively. Other expense totaled $14.4 million and $25.4 million during the first halves of 2004 and 2003, respectively. The first half of 2004 expense included accruals for environmental obligations and various miscellaneous expenses. The first half of 2003 expense primarily included charges for an accrual for certain environmental obligations, costs associated with the finalization of a de-watering agreement in Nevada, and severance costs at the Kori Kollo project in Bolivia.

Loss on investments, net for the three and six months June 30, 2004 of $41.3 million and $39.5 million, respectively, was primarily attributable to the impairment of its investment in Kinross for an other-than-temporary decline in value in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” Gain on investments, net was $84.7 million for the six months ended June 30, 2003 and consisted primarily of a gain recorded on exchange of Echo Bay shares for Kinross shares of $84.3 million. See Investing Activities below, for more information on this transaction.

Gain on derivative instruments, net represents non-cash, mark-to-market gains and losses recognized on ineffective and partially ineffective derivative instruments of $1.0 million and $16.6 million in the second quarters of 2004 and 2003, respectively, and $1.5 million and $71.7 million for the first halves of 2004 and 2003, respectively. The 2004 gains relate primarily to the interest rate swaps and to the acquired Normandy hedge books, as compared to the 2003 gains which primarily relate to the acquired Normandy hedge books. The gains in the second quarter of 2003 resulted predominantly from a strengthening of the Australian dollar from approximately $0.60 to $0.67 per U.S. dollar between March 31, 2003 to June 30, 2003. The U.S. dollar gold price increased from $337 per ounce to $345 per ounce between March 31, 2003 and June 30, 2003 which offset some of the positive impact from the strengthening Australian dollar. The gain for the first half of 2003 resulted predominantly from a strengthening of the Australian dollar from approximately $0.56 to $0.67 per U.S. dollar between December 31, 2002 and June 30, 2003. The U.S.$ gold price increased from $343 per ounce to $345 per ounce between December 31, 2002 and June 30, 2003 which had a moderately negative impact on the value of the contracts. As the Company has substantially eliminated the acquired Normandy hedge books, gains and losses in the future should not be significant as they were in the past, as demonstrated by the comparatively insignificant gains for the three- and six-month periods ended June 30, 2004.

Gain on extinguishment of NYOL bonds, net was $94.4 million for the three and six months ended June 30, 2003. On May 29, 2003, Newmont, through its subsidiary Yandal Bond Company Pty Ltd (“YBCL”) made an offer to acquire all of NYOL’s outstanding 8 7/8% Senior Notes due in April 2008 at a price of $500 per $1,000 principal amount. As of June 30, 2003, YBCL had received binding tender offers for the Senior Notes totaling $196.8 million. During the third quarter of 2003, YBCL received an additional $40.2 million in binding tender offers, for a cumulative total of $237.0 million, representing 99% of the original $237.2 million outstanding principal amount (see Note 12 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003 for more information).

Gain on extinguishment of NYOL derivatives liability, net was $76.6 million for the three and six months ended June 30, 2003. On May 28, 2003, YBCL made an offer to acquire all of NYOL’s gold hedge contracts from the counterparties at a rate of $0.50 per $1.00 of net mark-to-market hedge liability as of May 22, 2003. Six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL as of June 30, 2003 (see Note 12 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003 for more information).

Loss on extinguishment of debt was $0.2 million and $19.5 million for the six months ended June 30, 2004 and 2003, respectively. During the first quarter of 2003, Newmont repurchased $23.0 million of its 8 3/8% debentures, $52.3 million of its 8

5/8% debentures, $10.0 million of Newmont Australia 7 1/2% guaranteed notes, and $30.9 million of Newmont Australia 7 5/8% guaranteed notes for total cash consideration of $135.8 million.

Royalty and dividend income was $15.4 million and $10.5 million for the three months ended June 30, 2004 and 2003, respectively, and $28.5 million and $24.9 million for the six months ended June 30, 2004 and 2005. The increase in Royalty and dividend income period to period primarily resulted from increased oil and gas prices.

Interest income, foreign currency exchange and other income was $4.7 million and $32.7 million for the second quarters of 2004 and 2003, respectively; and $16.8 million and $63.6 million for the first halves of 2004 and 2003, respectively, and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Interest income	$5,262	$2,808	$9,448	$5,013
Foreign currency exchange (losses) gains	(7,994)	27,178	(8,457)	51,884
Gain on sale of property, plant, equipment and other assets	117	189	7,164	1,462
Other	7,333	2,500	8,633	5,279

Total	$4,718	$32,675	$16,788	$63,638

The foreign currency exchange losses for the three and six months ended June 30, 2004 primarily resulted from a foreign currency loss on Canadian intercompany balances, a mark-to-market loss on ineffective foreign currency forwards and the effect of the translation of Newmont Australia Limited’s financial statements, due to declines in the Canadian and Australian dollars in relation to the U.S. dollar exchange rates. The three months ended June 30, 2003 foreign currency exchange gain of $27.2 million was primarily composed of the following Canadian and Australian gains and losses: (i) $31.2 million foreign exchange gain on a Canadian dollar-denominated inter-company loan to a subsidiary whose functional currency is the Canadian dollar, reflecting a strengthening of the Canadian dollar from $0.68 to $0.74 per US dollar, (ii) a $10.4 million mark-to-market gain on ineffective foreign currency forwards, and (iii) a $11.8 million foreign currency loss on the translation of Newmont Australia Limited’s financial statements to US dollars due to the appreciation of the Australian dollar which increased during the quarter from $0.60 to $0.67 per US dollar and (iv) other foreign currency losses of $2.6 million. The six months ended June 30, 2003 foreign currency translation gain of $51.9 million was primarily composed of the following: an exchange gain of $56.1 million on the Canadian intercompany loan, an $18.2 million mark-to-market gain on ineffective foreign currency forwards, and a $17.8 million foreign currency translation loss primarily associated with the appreciation of the Australian dollar and other foreign currency losses of $4.6 million. As of December 31, 2003, the Company converted a substantial portion of the Canadian dollar-denominated intercompany demand loans to loans for which settlement is not planned. As a result, the Company has recorded foreign currency gains and losses with respect to the loans in other comprehensive income during 2004.

Interest expense, net of capitalized interest was $24.9 million and $22.7 million during the second quarters of 2004 and 2003, respectively, net of capitalized interest of $2.5 million and $1.8 million for each period, respectively. Interest expense, net of capitalized interest was $50.4 million and $52.6 million during the first half of 2004 and 2003, respectively, net of capitalized interest of $4.9 million and $3.0 million for each period, respectively. Newmont expects annual interest expense to be approximately $100 million to $105 million in 2004.

Income tax expense was $31.3 million and $89.0 million during the second quarters of 2004 and 2003, respectively, and $117.9 million and $151.6 million for the first halves of 2004 and 2003, respectively. The second quarter 2004 decrease primarily reflects a reduction in pre-tax income for the second quarter of 2004 to $129.6 million from $305.7 million for second quarter of 2003, offset by the effects of consolidating the results of Batu Hijau in 2004. The effective tax rate for the second quarter of 2004 was 24.2% compared to the 2003 effective tax rate of 29%. The rate for the second quarter of 2003 was based on the forecasted taxable income for the year at that time. However, subsequently during the second half of 2003, the rate was lowered to 22.4% due to the impact of rising gold prices and other factors. The effective tax rate in 2004 is lower than the United States statutory rate of 35%, primarily due to a lower valuation allowance required on deferred tax assets attributable to U.S. foreign tax credits and U.S. percentage depletion; both of which are attributable to higher gold and copper prices and the tax effects of fluctuations in certain foreign currency exchange rates. The impact of foreign exchange relates substantially to the Australian dollar weakening against the U.S. dollar in the quarter and the tax effects on both the realized and unrealized translation gains attributable to U.S. dollar-denominated assets and liabilities.

The aforementioned 2004 effective tax rate reductions were partially offset by accruals related to tax contingencies recorded in the first quarter. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003. Newmont expects the tax rate to be approximately 23%-28% assuming a gold price of $400 per ounce.

Minority interest in income of subsidiaries was $60.9 million and $35.8 million for the second quarters of 2004 and 2003, respectively, and $139.9 million and $73.6 million for the first halves of 2004 and 2003, respectively. The period-to-period increase was primarily a result of increased earnings at Yanacocha, where Newmont has a 51.35% interest, reflecting higher gold prices and increased gold sales, partially offset by higher total cash costs per ounce (see Results of Operations, South American Operations) and to the consolidation of Batu Hijau, in which Newmont currently records its 56.25% economic ownership interest.

Equity loss and impairment of Australian Magnesium Corporation was $107.8 million and $119.5 million for the three and six months ended June 30, 2003, respectively. During the second quarter of 2003, Newmont’s equity and impairment charge included $72.7 million representing the book value of its investment at June 30, 2003, a $24.8 million write-down of a loan receivable due to Newmont from AMC, a $10 million charge to settle Newmont’s guarantee of a contract with Ford Motor Company, $6.6 million for a new credit facility provided by Newmont as part of AMC’s restructuring and other adjustments of approximately $1.1 million, partially offset by a $7.4 million income tax benefit. Newmont also recorded a write-down of approximately $11.0 million in the first quarter of 2003 for an other-than-temporary decline in value of the AMC investment, as well as its proportionate share of AMC’s first quarter losses of $0.7 million for a total of equity loss and impairment for the six months ended June 30, 2003 of $119.5 million. During December 2003, Newmont sold its interest in AMC.

Equity income of affiliates was $0.1 million and $17.7 million for the three months ended June 30, 2004 and 2003, respectively; and $1.6 million and $26.3 million for the six months ended June 30, 2004 and 2003, respectively, and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Batu Hijau	$—	$18,397	$—	$25,750
TVX Newmont Americas and other	—	—	—	810
European Gold Refineries	40	—	943	—
AGR Matthey Joint Venture	65	(657)	666	(282)

Total	$105	$17,740	$1,609	$26,278

Newmont recorded charges for the Cumulative effect of a change in accounting principle, net of tax of $47.1 million and $34.5 million for the first halves of 2004 and 2003, respectively. During the first quarter of 2004, the Company recorded a charge upon consolidating the Batu Hijau mine to conform Batu Hijau’s accounting policies to Newmont’s accounting policies (see Note 2 to the Consolidated Financial Statements). The 2003 charge reflects the effects of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003, which changed the method of accounting for the Company’s estimated mine reclamation and abandonment costs.

Results of Operations

Gold Sales and Total Cash Costs

	Three Months Ended June 30,
	2004	2003	2004	2003
	Equity Ounces		Total Cash Costs Per Ounce
	(unaudited, in thousands, except total cash costs per ounce)
North America:
Nevada	560.1	535.3	$275	$254
Golden Giant, Canada	39.5	53.8	277	248
Holloway, Canada	15.9	14.6	423	310
Mesquite, California	—	15.6	—	153
La Herradura, Mexico	18.2	17.8	162	201

Total/Weighted Average	633.7	637.1	276	251
South America:
Yanacocha, Peru	317.7	343.7	147	118
Kori Kollo, Bolivia	5.6	48.9	305	188

Total/Weighted Average	323.3	392.6	150	127
Australia:
Pajingo	48.6	93.8	290	132
Yandal	72.0	141.9	341	305
Tanami	158.9	190.7	277	229
Kalgoorlie	98.5	104.2	318	272

Total/Weighted Average	378.0	530.6	302	241
Other Operations:
Batu Hijau, Indonesia	111.2	N/A	174	N/A
Zarafshan-Newmont, Uzbekistan	68.9	61.6	144	150
Minahasa, Indonesia	23.6	26.4	302	267
Martha, New Zealand	30.1	27.7	206	237
Ovacik, Turkey	69.5	51.2	193	123

Total/Weighted Average	303.3	166.9	185	175
Equity Investments and Other:
Batu Hijau, Indonesia	—	91.9	—	N/A
Golden Grove	5.1	4.8	—	N/A

Newmont Total/Weighted Average	1,643.4	1,823.9	$240	$212

	Six Months Ended June 30,
	2004	2003	2004	2003
	Equity Ounces		Total Cash Costs Per Ounce
	(unaudited, in thousands, except total cash costs per ounce)
North America:
Nevada	1,177.5	1,168.2	$281	$239
Golden Giant, Canada	92.2	119.0	259	249
Holloway, Canada	35.1	32.7	368	301
Mesquite, California	—	30.2	—	163
La Herradura, Mexico	35.5	34.4	145	166

Total/Weighted Average	1,340.3	1,384.5	278	238
South America:
Yanacocha, Peru	728.0	678.8	139	121
Kori Kollo, Bolivia	12.8	100.7	283	180

Total/Weighted Average	740.8	779.5	142	129
Australia:
Pajingo	123.8	167.8	232	124
Yandal	213.1	281.2	268	290
Tanami	342.0	296.2	266	238
Kalgoorlie	220.4	193.2	308	261

Total/Weighted Average	899.3	938.4	272	238
Other Operations:
Batu Hijau, Indonesia	167.6	N/A	175	N/A
Zarafshan-Newmont, Uzbekistan	124.8	121.7	146	146
Minahasa, Indonesia	49.8	58.1	304	250
Martha, New Zealand	52.7	47.3	225	229
Ovacik, Turkey	75.4	86.2	202	125

Total/Weighted Average	470.3	313.3	191	172
Equity Investments and Other:
Batu Hijau, Indonesia	—	146.2	—	N/A
Echo Bay	—	21.2	—	N/A
TVX Newmont Americas	—	14.5	—	N/A
Golden Grove	5.3	6.8	—	N/A

Newmont Total/Weighted Average	3,456.0	3,604.4	$235	$207

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

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Proceeds from the sale of by-products are reflected as credits to total cash costs. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of gold mining properties, when taking into account the average realized price received for gold sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest. A reconciliation of total cash costs and total production costs to Costs applicable to sales in total and by segment is provided below. During the first half of 2004, Newmont utilized co-product accounting for copper and gold at Batu Hijau whereby production costs are allocated to each product in proportion to the sales revenues generated by each product.

23

Reconciliation of Costs applicable to sales to total cash costs per gold ounce (unaudited):

	Nevada		Mesquite (2)		La Herradura		Golden Giant
For the Three Months Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$162.2	$138.4	$—	$2.4	$3.0	$3.5	$11.0	$13.8
Minority interest	—	—	—	—	—	—	—	—
Reclamation/accretion expense	(1.3)	(1.5)	—	—	—	—	—	(0.5)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	—	—	—	—
Purchased ore, smelting and refining and other(1)	(6.8)	(3.2)	—	—	—	—	—	—

Total cash cost for per ounce calculation	$154.1	$133.7	$—	$2.4	$3.0	$3.5	$11.0	$13.3
Equity ounces sold (000)	560.1	535.3	—	15.6	18.2	17.8	39.5	53.8
Equity cash cost per ounce sold	$275	$254	$—	$153	$162	$201	$277	$248

	Holloway		Total North America		Yanacocha		Kori Kollo
For the Three Months Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$6.6	$4.7	$182.8	$162.8	$96.0	$83.5	$4.6	$11.2
Minority interest	—	—	—	—	(48.6)	(42.3)	(0.5)	(1.3)
Reclamation/accretion expense	—	(0.1)	(1.3)	(2.1)	(0.7)	(0.9)	(0.3)	(0.7)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	—	—	(2.1)	—
Purchased ore, smelting and refining and other	0.1	—	(6.7)	(3.2)	—	—	—	—

Total cash cost for per ounce calculation	$6.7	$4.6	$174.8	$157.5	$46.7	$40.3	$1.7	$9.2
Equity ounces sold (000)	15.9	14.6	633.7	637.1	317.7	343.7	5.6	48.9
Equity cash cost per ounce sold	$423	$310	$276	$251	$147	$118	$305	$188

	Total South America		Pajingo		Yandal		Tanami
For the Three Months Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$100.6	$94.7	$14.6	$12.4	$25.1	$45.4	$44.4	$45.8
Minority interest	(49.1)	(43.6)	—	—	—	—	—	0.1
Reclamation/accretion expense	(1.0)	(1.6)	(0.1)	(0.1)	(0.2)	(0.4)	(0.4)	(0.6)
Write-downs of inventories, stockpiles and ore on leach pads	(2.1)	—	(0.5)	—	(0.2)	(1.7)	—	(2.0)
Purchased ore, smelting and refining and other	—	—	—	—	—	—	—	—

Total cash cost for per ounce calculation	$48.4	$49.5	$14.0	$12.3	$24.7	$43.3	$44.0	$43.3
Equity ounces sold (000)	323.3	392.6	48.6	93.8	72.0	141.9	158.9	190.7
Equity cash cost per ounce sold	$150	$127	$290	$132	$341	$305	$277	$229

	Kalgoorlie		Total Australia		Batu Hijau
For the Three Months Ended June 30,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$31.8	$29.7	$115.9	$133.3	$27.2	$	N/A
Minority interest	—	—	—	0.1	(12.4)		N/A
Reclamation/accretion expense	(0.5)	(0.3)	(1.2)	(1.4)	(0.2)		N/A
Write-downs of inventories, stockpiles and ore on leach pads	—	(1.0)	(0.7)	(4.7)	—		N/A
Purchased ore, smelting and refining and other(1)	—	—	—	—	4.6		N/A

Total cash cost for per ounce calculation	$31.3	$28.4	$114.0	$127.3	$19.2	$	N/A
Equity ounces sold (000)	98.5	104.2	378.0	530.6	111.2		N/A
Equity cash cost per ounce sold	$318	$272	$302	$241	$174	$	N/A

	Zarafshan-Newmont		Minahasa		Martha
For the Three Months Ended June 30,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$10.1	$9.4	$7.7	$7.7	$6.3	$7.8
Minority interest	—	—	—	—	—	(0.1)
Reclamation/accretion expense	—	(0.1)	0.1	(0.3)	(0.1)	(0.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(0.2)	—	—	(1.2)
Purchased ore, smelting and refining and other	(0.1)	—	(0.5)	(0.5)	—	—

Total cash cost for per ounce calculation	$10.0	$9.3	$7.1	$6.9	$6.2	$6.4
Equity ounces sold (000)	68.9	61.6	23.6	26.4	30.1	27.7
Equity cash cost per ounce sold	$144	$150	$302	$267	$206	$237

	Ovacik		Total Other International		Total Gold
For the Three Months Ended June 30,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$13.5	$6.5	$64.8	$31.4	$464.1	$422.2
Minority interest	—	—	(12.4)	(0.1)	(61.5)	(43.6)
Reclamation/accretion expense	(0.1)	—	(0.3)	(0.5)	(3.8)	(5.6)
Write-downs of inventories, stock piles and ore on leach pads	—	—	(0.2)	(1.2)	(3.0)	(5.9)
Purchased ore, smelting and refining and other	—	—	4.0	(0.5)	(2.7)	(3.7)

Total cash cost for per ounce calculation	$13.4	$6.5	$55.9	$29.1	$393.1	$363.4
Equity ounces sold (000)	69.5	51.2	303.3	166.9	1,638.3	1,727.2
Equity cash cost per ounce sold	$193	$123	$185	$175	$240	$212

	Nevada		Mesquite (2)		La Herradura		Golden Giant
For the Six Months Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$354.9	$283.9	$—	$5.0	$5.2	$5.7	$23.9	$30.5
Minority interest	—	—	—	—	—	—	—	—
Reclamation/accretion expense	(2.7)	(3.1)	—	(0.1)	—	—	(0.1)	(1.0)
Write-downs of inventories, stockpiles and ore on leach pads	—	(1.0)	—	—	—	—	—	—
Purchased ore, smelting and refining and other(1)	(20.9)	(3.2)	—	—	—	—	0.1	—

Total cash cost for per ounce calculation	$331.3	$276.6	$—	$4.9	$5.2	$5.7	$23.9	$29.5
Equity ounces sold (000)	1,177.5	1,168.2	—	30.2	35.5	34.4	92.2	119.0
Equity cash cost per ounce sold	$281	$239	$—	$163	$145	$166	$259	$249

	Holloway		Total North America		Yanacocha		Kori Kollo
For the Six Months Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$12.8	$10.1	$396.8	$335.2	$207.9	$169.0	$7.0	$21.8
Minority interest	—	—	—	—	(105.0)	(85.4)	(0.8)	(2.6)
Reclamation/accretion expense	—	(0.2)	(2.8)	(4.4)	(1.5)	(1.7)	(0.5)	(1.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	(1.0)	—	—	(2.1)	—
Purchased ore, smelting and refining and other	0.1		(20.7)	(3.2)	(0.1)	—	—	—

Total cash cost for per ounce calculation	$12.9	$9.9	$373.3	$326.6	$101.3	$81.9	$3.6	$18.1
Equity ounces sold (000)	35.1	32.7	1,340.3	1,384.5	728.0	678.8	12.8	100.7
Equity cash cost per ounce sold	$368	$301	$278	$238	$139	$121	$283	$180

	Total South America		Pajingo		Yandal		Tanami
For the Six Months Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$214.9	$190.8	$29.3	$20.8	$58.5	$85.1	$94.2	$77.4
Minority interest	(105.8)	(88.0)	—	—	—	—	—	(4.3)
Reclamation/accretion expense	(2.0)	(2.8)	(0.2)	(0.1)	(1.1)	(1.1)	(0.6)	(0.5)
Write-downs of inventories, stockpiles and ore on leach pads	(2.1)	—	(0.5)	—	(0.2)	(2.4)	(2.7)	(2.0)
Purchased ore, smelting and refining and other	(0.1)	—	—	—	—	—	—	—

Total cash cost for per ounce calculation	$104.9	$100.0	$28.6	$20.7	$57.2	$81.6	$90.9	$70.6
Equity ounces sold (000)	740.8	779.5	123.8	167.8	213.1	281.2	342.0	296.2
Equity cash cost per ounce sold	$142	$129	$232	$124	$268	$290	$266	$238

	Kalgoorlie		Total Australia		Batu Hijau
For the Six Months Ended June 30,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$68.8	$52.1	$250.8	$235.4	$40.8	$	N/A
Minority interest	—	—	—	(4.3)	(18.5)		N/A
Reclamation/accretion expense	(0.9)	(0.8)	(2.8)	(2.5)	(0.3)		N/A
Write-downs of inventories, stockpiles and ore on leach pads	—	(1.0)	(3.4)	(5.4)	—		N/A
Purchased ore, smelting and refining and other(1)	—	—	—	—	7.3		N/A

Total cash cost for per ounce calculation	$67.9	$50.3	$244.6	$223.2	$29.3	$	N/A
Equity ounces sold (000)	220.4	193.2	899.3	938.4	167.6		N/A
Equity cash cost per ounce sold	$308	$261	$272	$238	$175	$	N/A

	Zarafshan-Newmont		Minahasa		Martha
For the Six Months Ended June 30,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$18.5	$18.0	$16.4	$17.1	$12.1	$13.9
Minority interest	—	—	—	—	—	(0.4)
Reclamation/accretion expense	(0.1)	(0.2)	—	(0.3)	(0.2)	(0.2)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(0.2)	(1.3)	—	(2.6)
Purchased ore, smelting and refining and other	(0.1)	—	(1.0)	(1.0)	—	—

Total cash cost for per ounce calculation	$18.3	$17.8	$15.2	$14.5	$11.9	$10.7
Equity ounces sold (000)	124.8	121.7	49.8	58.1	52.7	47.3
Equity cash cost per ounce sold	$146	$146	$304	$250	$225	$229

	Ovacik		Total Other International		Total Gold
For the Six Months Ended June 30,	2004	2003	2004	2003	2004	2003
	(in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$15.4	$10.9	$103.2	$59.9	$965.7	$821.3
Minority interests	—	—	(18.5)	(0.4)	(124.3)	(92.7)
Reclamation/accretion expense	(0.2)	(0.1)	(0.8)	(0.8)	(8.4)	(10.5)
Write-downs of inventories, stock piles and ore on leach pads	—	—	(0.2)	(3.9)	(5.7)	(10.3)
Purchased ore, smelting and refining and other	—	—	6.2	(1.0)	(14.6)	(4.2)

Total cash cost for per ounce calculation	$15.2	$10.8	$89.9	$53.8	$812.7	$703.6
Equity ounces sold (000)	75.4	86.2	470.3	313.3	3,450.7	3,415.7
Equity cash cost per ounce sold	$202	$125	$191	$172	$235	$207

(1)	Includes Nevada’s purchase of ore related to the 75% non-equity ounce portion of the Turquoise Ridge joint venture and refining. Includes smelting and refining for Batu Hijau included in Sales-base metals, net.

(2)	Mesquite operations were sold in December 2003.

Reconciliation of Costs applicable to sales to total cash costs per base metal pound (unaudited):

	Batu Hijau			Golden Grove
				2004			2003
For the Three Months Ended June 30,	2004	2003		Total	Copper	Zinc	Total		Copper	Zinc
	(in millions, except for per pound amounts)
Costs applicable to sales per financial statements	$70.8	$	N/A	$22.3	$16.6	$5.7		$9.7	$8.8	$0.9
Minority interest	(31.8)		N/A	—	—	—		—	—	—
Reclamation/accretion expense	(0.4)		N/A	(0.2)	(0.1)	(0.1)		(0.1)	(0.1)	—
Write-downs of inventories, stockpiles and ore on leach pads	—		N/A	(3.5)	(0.9)	(2.6)		(3.6)	(1.5)	(2.1)
Purchased ore, smelting and refining and other	10.7		N/A	6.2	2.1	4.1		9.1	2.6	6.5

Total cash cost for per pound calculation	$49.3	$	N/A	$24.8	$17.7	$7.1		$15.1	$9.8	$5.3
Equity pounds sold	106.8		N/A	N/A	19.9	19.7		N/A	16.2	28.7
Equity cash cost per pound sold	$0.46	$	N/A	N/A	$0.89	$0.37	$	N/A	$0.60	$0.19

	Batu Hijau			Golden Grove
				2004			2003
For the Six Months Ended June 30,	2004	2003		Total	Copper	Zinc	Total	Copper	Zinc
	(in millions, except for per pound amounts)
Costs applicable to sales per financial statements	$134.6	$	N/A	$31.4	$17.1	$14.3	$24.9	$17.8	$7.1
Minority interest	(61.0)		N/A	—	—	—	—	—	—
Reclamation/accretion expense	(0.9)		N/A	(0.3)	(0.1)	(0.2)	(0.2)	(0.1)	(0.1)
Write-downs of inventories, stock piles and ore on leach pads	—		N/A	(3.5)	(0.9)	(2.6)	(6.8)	(2.9)	(3.9)
Purchased ore, smelting and refining and other	25.0		N/A	15.3	2.6	12.7	16.3	6.2	10.1

Total cash cost for per pound calculation	$97.7	$	N/A	$42.9	$18.7	$24.2	$34.2	$21.0	$13.2
Equity pounds sold	180.7		N/A	N/A	22.2	65.1	N/A	37.5	53.6
Equity cash cost per pound sold	$0.54	$	N/A	N/A	$0.84	$0.37	N/A	$0.56	$0.25

Reconciliation of Costs applicable to sales to consolidated total production costs per gold ounce and per copper pound (unaudited):

	Gold		Copper
For the Three Months Ended June 30,	2004	2003	2004	2003(1)
	(in millions, except for per ounce and per pound amounts)
Costs applicable to sales per financial statements	$464.1	$422.2	$87.4	$8.8
Minority interest	(61.5)	(43.6)	(31.8)	—
Reclamation/accretion expense	(3.8)	(5.6)	(0.5)	(0.1)
Write-downs of inventories, stock piles and ore on leach pads	(3.0)	(5.9)	(0.9)	(1.5)
Purchased ore and other	(2.7)	(3.7)	12.7	2.6

Total cash cost for per ounce/pound	393.1	363.4	66.9	9.8
Reclamation/accretion expense and other	3.9	4.7	0.4	(0.2)
DD&A	133.5	124.5	27.2	4.6
Minority interest	(25.3)	(17.2)	(9.5)	—

Total production costs for per ounce/pound calculations	$505.2	$475.4	$85.0	$14.2
Equity ounces sold (000)	1,638.3	1,727.2	—	—
Equity pounds sold (000)	—	—	126,771	16,167
Equity cash cost per ounce/pound sold	$240	$212	$0.53	$0.60
Equity total production costs per ounce/pound sold	$309	$277	$0.67	$0.87

(1)	Includes only Golden Grove in 2003.

	Gold		Copper
For the Six Months Ended June 30,	2004	2003	2004	2003(1)
	(in millions, except for per ounce and per pound amounts)
Costs applicable to sales per financial statements	$965.7	$821.3	$151.7	$17.8
Minority interest	(124.3)	(92.7)	(61.0)	—
Reclamation/accretion expense	(8.4)	(10.5)	(1.0)	(0.1)
Write-downs of inventories, stock piles and ore on leach pads	(5.7)	(10.3)	(0.9)	(2.9)
Purchased ore and other	(14.6)	(4.2)	27.5	6.2

Total cash cost for per ounce/pound	812.7	703.6	116.3	21.0
Reclamation/accretion expense and other	7.9	9.6	0.9	(0.2)
DD&A	279.2	239.1	48.6	7.6
Minority interest	(52.6)	(34.9)	(18.7)	—

Total production costs for per ounce/pound calculations	$1,047.2	$917.4	$147.1	$28.4
Equity ounces sold (000)	3,450.7	3,415.7	—	—
Equity pounds sold (000)	—	—	202,855	37,456
Equity cash cost per ounce/pound sold	$235	$207	$0.57	$0.56
Equity total production cost per ounce/pound sold	$303	$269	$0.73	$0.76

(1)	Includes only Golden Grove in 2003.

During 2003, Batu Hijau accounted for sales of gold as a by-product credit in copper production costs. The following table reflects the pro forma impacts on revenues and production costs had Batu Hijau applied co-product accounting for copper and gold during the three and six months ended June 30, 2003 (unaudited):

	By-Product Method	Co-Product Method
For the Three Months Ended June 30, 2003		Copper	Gold	Total
	(in thousands, except per ounce amounts)
Revenue	$70,636	$70,636	$31,750	$102,386
Cash production costs	$51,955	$35,708	$16,247	$51,955
By-product credits	(32,813)	(733)	(330)	(1,063)
Total Cash Cost	19,142	34,975	15,917	50,892
Noncash costs	17,593	12,042	5,551	17,593
Total Production Costs	$36,735	$47,017	$21,468	$68,485
Pounds of copper sold (000)	91,195	91,195	—
Ounces of gold sold (000)	91.9	—	91.9
Cash cost per pound/ounce	$0.21	$0.38	$173
Noncash cost per pound/ounce	0.19	0.14	61
Total costs per pound/ounce	$0.40	$0.52	$234

	By-Product Method	Co-Product Method
For the Six Months Ended June 30, 2003		Copper	Gold	Total
	(in thousands, except per ounce amounts)
Revenue	$123,699	$123,699	$49,959	$173,658
Cash production costs	$92,292	$65,741	$26,551	$92,292
By-product credits	(51,720)	(1,254)	(507)	(1,761)
Total Cash Cost	40,572	64,487	26,044	90,531
Noncash costs	32,827	23,383	9,444	32,827
Total Production Costs	$73,399	$87,870	$35,488	$123,358
Pounds of copper sold (000)	161,044	161,044	—
Ounces of gold sold (000)	146.2	—	146.2
Cash cost per pound/ounce	$0.25	$0.40	$178
Noncash cost per pound/ounce	0.21	0.15	65
Total costs per pound/ounce	$0.46	$0.55	$243

North American Operations

Second quarter 2004 gold sales at Nevada operations increased 5% to 560,100 equity ounces from sales of 535,300 equity ounces during the second quarter of 2003. The 24,800 ounce increase in gold sales is primarily attributable to a reduction in inventories during the 2004 second quarter. Total cash costs for Nevada increased 8% to $275 per equity ounce in the second quarter of 2004 from $254 per equity ounce in the second quarter of 2003. The $21 increase in total cash costs per equity ounce is primarily attributable to processing lower grade material as waste removal in open pit mines was accelerated following delays in the first quarter.

During the first half of 2004, Nevada gold sales of 1,177,500 equity ounces were similar to the first half of 2003 (1,168,200 equity ounces) as 2004 sales from inventories more than offset a 6% production decline. Production declines in 2004 were due to lower ore grade (18%) and recoveries (3%), partially offset by higher mill ore processing (21%). The increase in ore processing was due to the full half year production from Mill 5 which recommenced operation in June 2003. Ore grade was adversely impacted by weather conditions in Eastern Nevada in January and February, which caused a shortfall in open pit ore mined and waste moved at the Carlin and Pete pits, and resulted in the processing of lower-grade stockpiles during the first quarter and early second quarter to make up for the shortfall. Total cash costs per equity ounce increased from $239 per ounce in the first half of 2003 to $281 per ounce in the first half of 2004 due to the processing of lower-grade material and higher contract service costs from contracted ore haulage for the North/South haul road at Carlin and increased tonnage hauled to Twin Creeks.

Silver by-product credits were $5.2 million and $3.6 million for the second quarters of 2004 and 2003, respectively and $9.9 million and $6.9 million during the first halves of 2004 and 2003, respectively. Silver by-product credit amounts are expected to vary from quarter to quarter; such variations are not expected to be material to the economics of Nevada’s operations. Newmont currently forecasts that the Nevada Operations will sell approximately 2.5 million equity ounces of gold for the full year of 2004 at total cash costs per ounce of $280. The second half’s production is weighted towards the fourth quarter.

In Nevada, non-governmental organizations have brought a series of actions, as described in more detail in Note 23 to the Consolidated Financial Statements. While Newmont believes that the legal actions are without merit, unfavorable outcomes could result in additional conditions being imposed on how the Company conducts operations, and such conditions could have a material adverse effect on Nevada’s results of operations or financial position.

Gold sales at the Mesquite heap leach mine in southern California were 15,600 equity ounces and 30,200 equity ounces during the second quarter and first half of 2003, respectively. Cash costs per ounce sold were $153 and $163 per ounce for the same periods. Newmont sold Mesquite in December 2003.

At La Herradura in Mexico, equity gold ounces sold increased 2% to 18,200 equity ounces at total cash costs of $162 per equity ounce during the second quarter of 2004 compared to 17,800 equity ounces at total cash costs of $201 per equity ounce during the comparable period in 2003. For the first halves of 2004 and 2003, equity gold ounces sold increased 3% to 35,500 equity ounces at total cash costs of $145 per equity from 34,400 equity ounces at total cash costs of $166 per equity ounce, respectively. Gold sales for the full year of 2004 are expected to total approximately 70,000 equity ounces at total cash costs per ounce of $170.

Gold sales at the Golden Giant mine in Canada decreased 27% to 39,500 equity ounces during the second quarter of 2004 compared to 53,800 equity ounces during the second quarter of 2003. The decline was primarily due to a 27% planned decrease in mill feed processing rate as flexibility in accessing available ore continues to decline, partially offset by a 16% increase in mill feed ore grade. Total cash costs increased to $277 per ounce in the second quarter of 2004 from $248 per ounce in the second quarter of 2003 due to the lower production base. In late June 2004, production was temporarily suspended for shaft repairs after a mechanical failure of a component of the ore hoisting system. Operations are expected to resume in August 2004.

Gold sales at the Golden Giant mine in Canada decreased 23% to 92,200 ounces during the first half of 2004 compared to 119,000 ounces during the first half of 2003. The 2004 decline was primarily due to a 30% decrease in mill throughput due to reduced mining faces in stope sequencing at this maturing mine, partially offset by an 11% increase in mill feed ore grade. Total cash costs increased to $259 per ounce in the first six months of 2004 from $249 per ounce in the first six months of 2003 as lower operating costs in the first quarter were partially offset by the lower production base and appreciation of the Canadian dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below). Gold sales for the full year 2004 are expected to total approximately 145,000 equity ounces at total cash costs per ounce of $310.

The Holloway mine, in Canada, reported gold sales of 15,900 equity ounces for the second quarter of 2004, approximately 9% higher than the 14,600 equity ounces sold during the second quarter of 2003 primarily reflecting a reduction of inventories. Total cash costs at Holloway increased to $423 per equity ounce in the second quarter of 2004 from $310 per equity ounce in the second quarter of 2003, primarily from lower production and higher costs associated with increased manpower, steel and electricity and appreciation of the Canadian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below). Gold sales for the first half of 2004 were 7% higher at 35,100 equity ounces, compared to 32,700 equity ounces sold during the first half of 2003. The increase in ounces sold during the first six months of 2004 was primarily due to a 5% increase in ore grade. Total cash costs increased to $368 per ounce in the first half of 2004 from $301 per ounce in the first half of 2003, primarily from higher costs associated with increased manpower, steel and electricity and appreciation of the Canadian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below). Holloway is expected to sell approximately 80,000 equity ounces for the full 2004 year at total cash costs per ounce of $330.

South American Operations

In the second quarter of 2004, gold sales at Minera Yanacocha S.R.L. (“Yanacocha”) in Peru decreased 8% to 317,700 equity ounces (618,700 100% basis) compared to 343,700 ounces (669,300 100% basis) in the second quarter of 2003. The decline in ounces sold was attributable to a 27% lower grade ore and 7% fewer tons placed on the leach pads due to the mining sequence, partially offset by a draw-down of contained gold from leach pads. Total cash costs per equity ounce increased 25% to $147 in the second quarter of 2004 from $118 per equity ounce in the second quarter of 2003 reflecting higher diesel fuel prices and consumption, higher reagent costs, higher waste removal and the lower production base in 2004 compared to the second quarter of 2003.

Gold sales increased 7% to 728,000 equity ounces (1,417,700 100% basis) in the first half of 2004 compared to 678,800 ounces (1,321,900 100% basis) in the first half of 2003. The increase in ounces sold was attributable to a focus on inventory reduction (primarily from Carachugo and Yanacocha), partially offset by slower recovery at La Quinua, 25% lower grade ore and 10% fewer tons placed on the leach pads due to the mining sequence. Total cash costs per equity ounce increased 15% to $139 in the first half of 2004 from $121 per equity ounce in the first six months of 2003 reflecting higher waste removal and higher costs (diesel fuel prices and consumption, reagents and explosives).

Silver by-product credits were $5.2 million and $4.1 million for the second quarters of 2004 and 2003, respectively, and $11.5 million and $6.8 million during the first halves of 2004 and 2003, respectively. Gold sales for the full 2004 year at Yanacocha are expected to be approximately 3.0 million ounces (1.54 million equity ounces) at total cash costs per ounce of $135. The second half’s production is weighted towards the fourth quarter.

On December 9, 2003, the Workers’ Union of Yanacocha was created and registered before the Peruvian Labor Ministry. Currently, the union has approximately 500 members, out of a total of approximately 2,000 Yanacocha employees. In July 2004, the Company entered into a three-year collective bargaining agreement. The terms of this collective bargaining agreement apply only to union members, given that the union represents less than a majority of Yanacocha’s employees.

In January 2004, the International Finance Corporation (“IFC”) notified the Company of its intention to sell a portion of its 5 percent interest in Yanacocha at a specified price. However, the IFC withdrew its offer in the second quarter of 2004. The IFC continues to hold its 5% interest.

During the second quarter of 2004, Peru enacted legislation to establish a sliding scale mining royalty of up to 3% based on the volume of mine production. The royalty is calculated on revenue from sales of product less certain refining and transportation expenses. While the Peruvian royalty became effective during the second quarter of 2004, it does not apply to those projects that had stability contracts prior to the adoption of the royalty law. Virtually all of Yanacocha’s current production is derived from projects that were stabilized prior to the enactment of the royalty legislation. However, pending amendment or successful legal challenges to the validity of the royalty legislation, future non-stabilized projects will be burdened by such royalty.

Gold ounces sold at the 88%-owned Kori Kollo in Bolivia during the second quarter of 2004 decreased to 5,600 equity ounces compared to 48,900 equity ounces during the second quarter of 2003. Total cash costs per equity ounce increased 62% to $305 in the second quarter of 2004 compared to $188 in the second quarter of 2003. Mining was completed and the mill was closed in October 2003. Production will continue until residual leaching is completed in 2005. Inventories were reduced to net realizable value (due to lower gold prices and revised estimates of future processing costs) in the second quarter of 2004 resulting in a charge to Costs applicable to sales of $2.4 million. Kori Kollo is evaluating processing oxide ores on leach pads from the Llallagua pit and high-grade tailings. A modest leach pad expansion at the existing facility would be required to accommodate the additional ore. Kori Kollo is also evaluating the possible development of the Kori Chaca pit, which would require building a new leach pad. These projects have the potential to produce 100,000 ounces per year from 2005 to 2007. Gold ounces sold during the first half of 2004 decreased to 12,800 equity ounces compared to 100,700 equity ounces during the first half of 2003. Total cash costs per equity ounce increased to $283 in the first six months of 2004 compared to $180 in the first half of 2003 as the mine winds down production. Gold sales for the full 2004 year are expected to total approximately 20,000 equity ounces at Kori Kollo at total cash costs per ounce of $315.

Australian Operations

At the Pajingo mine in north Queensland, gold sales decreased 48% to 48,600 equity ounces at total cash costs of $290 per ounce during the second quarter of 2004 from 93,800 equity ounces at total cash costs of $132 per ounce during the second quarter of 2003. Gold sales were impacted in the second quarter of 2004 as production was impeded by a ground disturbance along a concealed fault, constraining mining activities and requiring low-grade stockpile material to be milled. Access restrictions have been resolved. While mill feed increased by 3%, the grade of ore processed decreased by 52%. Total cash costs per ounce increased by 120% during the second quarter of 2004 compared to the second quarter of 2003 primarily due to the lower ore grade, appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates below) and higher maintenance costs.

Gold sales decreased 26% to 123,800 equity ounces during the first half of 2004 from 167,800 equity ounces during the first half of 2003. Gold sales ounces were impacted by the ground disturbance discussed above resulting in the grade of ore processed decreasing by 35%. Total cash costs per equity ounce increased 87% to $232 during the first six months of 2004 from $124 per equity ounce during the first six months of 2003. The increase in total cash costs per equity ounce during the first half of 2004 compared to the first half of 2003 was primarily due to the lower ore grade, increased development advances, higher mine maintenance costs and appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates below). Gold sales at Pajingo for the full 2004 year are expected to be approximately 275,000 equity ounces at total cash costs per ounce of $190.

At the 50%-owned Kalgoorlie operations in Western Australia, gold sales declined 5% to 98,500 equity ounces during the second quarter of 2004 compared to 104,200 equity ounces during the second quarter of 2003. The decrease in gold sales for the second quarter of 2004 was primarily due to 12% lower ore grade due to the mining sequence and lower equipment availability in higher grade areas of the mine. Total cash costs per equity ounce increased 17% to $318 during the second quarter of 2004, compared to $272 per equity ounce during the second quarter of 2003. The increased costs during the second quarter of 2004, compared to the second quarter of 2003, were primarily due to lower production, the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below) and higher processing consumables and administration costs.

Gold sales increased 14% to 220,400 equity ounces during the first half of 2004 compared to 193,200 equity ounces during the first half of 2003. The increase in gold sales for the first half of 2004 was primarily due to a draw-down of inventories. Total cash costs per equity ounce increased 18% to $308 during the first half of 2004, compared to $261 per equity ounce during the first half of 2003. This increase was primarily due to the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below), higher processing consumables and administration costs and increased maintenance costs associated with an unplanned mill failure in January 2004. Gold sales for the full 2004 year are expected to be approximately 440,000 equity ounces at Kalgoorlie at total cash costs per ounce of $305.

At the Yandal operations in Western Australia, gold sales decreased 49% to 72,000 equity ounces at total cash costs of $341 per ounce during the second quarter of 2004, compared to 141,900 equity ounces at total cash costs of $305 per ounce during the second quarter of 2003. The reduction in equity ounces sold was due to the sale of the Wiluna operation in December 2003 (see additional information in Management’s Discussion and Analysis of Results of Operations and Financial Condition, Investing Activities in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003) and cessation of mining at Bronzewing during the first quarter of 2004. Newmont entered into an agreement to sell Bronzewing in the second quarter of 2004 (see Other Investing Activities, below). Total cash costs per ounce increased in the second quarter of 2004, compared to the second quarter of 2003, primarily due to lower production, higher open-pit mining and site support costs and the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below).

Gold sales decreased 24% to 213,100 ounces during the first half of 2004, compared to 281,200 ounces during the first half of 2003 and total cash costs decreased 8% to $268 per ounce during the first six months of 2004 from $290 per ounce during the first half of 2003. The reduction in equity ounces sold was due to the sale of the Wiluna operation in December 2003 and cessation of mining at Bronzewing during the first quarter of 2004, partially offset by a 20% increase in production from Jundee. The increase in Jundee gold sales primarily reflects 12% higher grade from processing Westside underground ore and higher throughput of 5%. Total cash costs per ounce declined in the first half of 2004, compared to the first six months of 2003, primarily due to the elimination of the high-cost Wiluna operation and higher production at Jundee, partially offset by the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below). Total Yandal gold sales for the full 2004 year are expected to be approximately 365,000 ounces at total cash costs per ounce of $280.

In April 2003, the Company increased its interest in the Tanami operations to 100% from approximately 85.9% through the acquisition of the minority shareholder interests. Equity gold sales from the Tanami operations decreased 17% to 158,900 equity ounces during the second quarter of 2004, compared to 190,700 equity ounces during the second quarter of 2003. The decrease in gold sales was primarily due to lower ore grade (15%), with lower grade material being mined from the Granites in accordance with the mining sequence, and lower grades and recovery at Groundrush. Total cash costs per equity ounce increased to $277 during the second quarter of 2004, compared to $229 per equity ounce during the second quarter of 2003, primarily due to higher underground backfill costs, concurrent mining in two open pits, the lower production levels and the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below).

Equity gold sales from the Tanami operations increased 15% to 342,000 equity ounces during the first half of 2004, compared to 296,200 equity ounces during the first half of 2003. The 45,800 equity ounce increase in gold sales during the first half of 2004, compared to the first half of 2003, was primarily due to a full quarter of 100% ownership of Tanami in 2004. Total cash costs per equity ounce increased 12 % to $266 during the first half of 2004 compared to $238 per equity ounce during the first half of 2003. The increase in costs during the 2004 first half resulted primarily from the same causes noted above for the increase in costs for the second quarter of 2004. Gold sales for the full 2004 year at Tanami are expected to be approximately 650,000 equity ounces at total cash costs per ounce at $275.

Other Mining Operations

Gold Operations

Gold sales at the Zarafshan-Newmont Joint Venture in the Central Asian Republic of Uzbekistan increased 12% to 68,900 equity ounces during the second quarter of 2004 compared to 61,600 equity ounces during the second quarter of 2003 primarily due to a reduction in inventories. Total cash costs per equity ounce decreased 4% to $144 during the second quarter of 2004 compared to $150 per equity ounce during the second quarter of 2003 primarily due to the higher production.

Gold sales increased 3% to 124,800 equity ounces during the first six months of 2004, compared to 121,700 equity ounces during the first half of 2003 primarily due to higher ore grade (4%). Total cash costs per equity ounce were $146 for both the first halves of 2004 and 2003. Newmont’s share of gold sales at Zarafshan-Newmont is expected to total approximately 200,000 equity ounces at total cash costs per ounce of $160 for the full 2004 year.

Minahasa’s gold sales decreased 11% to 23,600 equity ounces during the second quarter of 2004 from 26,400 equity ounces during the second quarter of 2003, primarily reflecting 9% lower mill throughput. Total cash costs per equity ounce increased 13% to $302 in the second quarter of 2004, compared to $267 per equity ounce in the second quarter of 2003, primarily due to the lower production and sales volumes.

Gold sales decreased 14% to 49,800 equity ounces during the first half of 2004 from 58,100 equity ounces during the first six months of 2003, primarily reflecting 10% lower mill throughput and 6% lower grade ore. Total cash costs per equity ounce increased 22% to $304 in the first half of 2004, compared to $250 per equity ounce in the first half of 2003, primarily due to the lower production and sales volumes. Mining activities at Minahasa ceased late in 2001. The remaining stockpiles are expected to be processed through the third quarter of 2004. Sales for the full 2004 year are expected to be approximately 70,000 equity ounces at total cash costs per ounce of $270.

In April 2003, Newmont increased its ownership in the Martha mine in New Zealand to 100% (see Investing Activities in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003). Gold sales at Martha increased 9% to 30,100 equity ounces during the second quarter of 2004 compared to 27,700 equity ounces during the second quarter of 2003. The increase in gold sales was primarily due to a 41% increase in ore grade. Total cash costs per equity ounce decreased 13% to $206 during the second quarter of 2004, compared to $237 per equity ounce during the second quarter of 2003. The decrease of $31 was primarily due to higher silver by-product prices and volumes and lower maintenance costs, partially offset by the appreciation of the New Zealand dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below). Silver by-product credits were $1.4 million and $0.8 million for the second quarters of 2004 and 2003, respectively.

Gold sales increased 11% to 52,700 equity ounces during the first half of 2004 compared to 47,300 equity ounces during the first half of 2003 primarily due to a 12% increase in mill feed rate. Total cash costs per equity ounce declined 2% to $225 during the first half of 2004, compared to $229 per equity ounce during the first half of 2003 primarily due to higher silver by-product credits, partially offset by the appreciation of the New Zealand dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below). Silver by-product credits were $2.4 million and $1.7 million for the first halves of 2004 and 2003, respectively. Martha is expected to sell approximately 120,000 ounces of gold at total cash costs per ounce of $210 during the full 2004 year.

Gold sales at the Ovacik mine in western Turkey increased 36% to 69,500 equity ounces during the second quarter of 2004 from 51,200 equity ounces during the second quarter of 2003 as finished bullion inventories accumulated during the first quarter of 2004 were sold, partially offset by a 20% reduction in mill feed rate and a 2% reduction in ore grade. Total cash costs per ounce increased 57% to $193 during the second quarter of 2004 compared to $123 per ounce during the second quarter of 2003. The increase in total cash costs per ounce was primarily due to the lower mill throughput and lower ore grade.

Gold sales decreased 13% to 75,400 equity ounces during the first half of 2004 from 86,200 equity ounces during the first half of 2003. The decrease in gold sales was primarily due to a 19% decline in production reflecting 15% lower mill throughput (lower mining rates) and 7% lower ore grade, partially offset by a draw down in inventories. Total cash costs per ounce increased 62% to $202 during the first half of 2004, compared to $125 per ounce during the first six months of 2003. The increase in total cash costs per ounce of $77 was primarily due to the 19% decline in production. Gold sales at Ovacik for the full 2004 year are expected to total approximately 170,000 equity ounces at total cash costs per ounce of $195.

Ovacik also has a long history of legal challenges to the operation of the mine, and in particular to its use of cyanide in gold production, including challenges in the Turkish courts and a separate, but related action in the European Court of Human Rights. In July 2004, a Turkish court issued a verdict against Ovacik and nullifying the temporary operating permit for the Ovacik operation. This decision may temporarily halt operations. However, the Company believes that any such halt in operations would be temporary as it expects that the permits to allow it to operate at Ovacik will be reinstated. For additional information, see Note 23 to the Consolidated Financial Statements. Also in January 2004, the Turkish government enacted legislative amendments that eliminated Ovacik’s right to receive refunds of value-added tax (VAT) assessed on production materials. The Turkish government is expected to reinstate the mine’s exemption from VAT in August or September 2004, but Ovacik does not expect to be entitled to recover VAT paid on production materials for the period from January 2004 to the time of reinstatement. A proposed sale of the Ovacik mine has been deferred pending resolution of these matters. The operation has also been evaluating costs of underground mining.

In the second quarter of 2004, a write-down of $16.3 million related to the long-lived assets at the Ovacik mine was recognized based upon an impairment evaluation (see Note 15 to the Consolidated Financial Statements). The carrying value of long-lived assets at June 30, 2004 was approximately $39.3 million and the total revenue generated by the Ovacik mine during the first six months of 2004 was approximately $30.1 million.

On January 31, 2003, Kinross Gold Corporation, Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. were combined (see Other Investing Activities). Under the terms of the combination, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay. Newmont recorded a gain of approximately $84.3 million on the exchange of its Echo Bay interests. During the first quarter of 2003, Newmont’s share of Echo Bay gold sales was 21,200 equity ounces. Additionally, on January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas to TVX Gold Inc. for $180 million. Newmont’s share of TVX Newmont America’s gold sales during the first quarter of 2003 was 14,500 equity ounces.

Base Metal Operations

During the second quarter of 2003, Newmont accounted for its 56.25% economic interest (a 45% ownership interest) in Batu Hijau under the equity method of accounting. However, upon adoption of FIN 46R, Newmont consolidated the operations of Batu Hijau as of January 1, 2004 (see Overview, above). Copper sales at Batu Hijau increased 17% to 106.8 million equity pounds (pounds attributable to Newmont’s economic interest) during the second quarter of 2004, compared to 91.2 million equity pounds during the second quarter of 2003. Gold sales increased 21% to 111,200 equity ounces during the second quarter of 2004 from 91,900 equity ounces during the second quarter of 2003. The increase in copper sales of 15.6 million equity pounds was primarily attributable to 12% higher mill throughput reflecting modifications to the crusher circuit in the later half of 2003, 15% higher ore grade as higher grade sections of the pit are accessed and 2% higher recovery rate, partially offset by an inventory increase due to timing of shipments.

Beginning in 2004, Newmont utilizes co-product accounting for copper and gold whereby production costs are allocated in proportion to the sales revenues generated by each product. Total cash costs per equity pound of copper were $0.46 during the second quarter of 2004. During the second quarter of 2003, Batu Hijau accounted for sales of gold as a by-product credit in copper production costs. Had Batu Hijau applied co-product accounting for copper and gold during the second quarter of 2003, the total cash costs per equity pound of copper would have been $0.38. Total cash costs were $174 per equity ounce of gold during the second quarter of 2004. Had Batu Hijau accounted for gold as a co-product during the second quarter of 2003, total cash costs per equity ounce of gold would have been $173. The increase of $0.08 in total cash costs per equity pound of copper and the increase of $1 in total cash costs per equity ounce of gold reflect higher mining costs (including the maintenance of an additional eight haul trucks), higher processing costs resulting from increased grinding activities and higher insurance costs. In addition, under co-product accounting, copper was allocated a higher percentage of total costs during the second quarter of 2004, compared to the second quarter of 2003, as the average copper price increased more significantly than did the average gold price.

For the first half of 2004, copper sales increased to 180.7 million equity pounds compared to 161.0 million equity pounds during the first six months of 2003, and gold sales increased 15% to 167,600 equity ounces during the first six months of 2004 from 146,200 equity ounces during the first half of 2003. The 12% increase in copper sales was primarily attributable to 8% higher mill throughput reflecting the modifications to the crusher circuit and 5% higher ore grade.

Total cash costs per equity pound of copper (using co-product accounting) were $0.54 during the first half of 2004. Assuming co-product accounting for copper and gold during the first half of 2003 had been used, the total cash costs per equity pound of copper would have been $0.40. Total cash costs (using co-product accounting) were $175 per equity ounce of gold during the first half of 2004 compared to $178 per equity ounce (assuming co-product accounting had been used) during the first half of 2003. The increase of $0.14 in total cash costs per equity pound of copper reflects higher mining costs (including the maintenance of an additional eight haul trucks and higher operating hours on the truck fleet), higher fuel prices, higher processing, maintenance and consumables costs resulting from increased grinding activities, higher insurance costs and an increase in the use of consulting services. In addition, under co-product accounting, copper was allocated a higher percentage of total costs during the first half of 2004, compared to the first half of 2003, as the average copper price increased more significantly than did the average gold price. The decrease of $3 in total cash costs per equity ounce of gold for the first half of 2004 compared to the first half of 2003 was primarily attributable to the higher allocation of costs to copper as described above. Sales for the full 2004 year are expected to total approximately 380 million equity pounds of copper at total cash costs per pound of $0.53 and 380 equity ounces of gold at total cash costs per ounce of $170.

At the Golden Grove copper/zinc operation in Western Australia, copper sales increased 23% to 19.9 million pounds during the second quarter of 2004 from 16.2 million pounds during the second quarter of 2003, primarily due to mine plan sequencing from zinc to copper areas of the mine. Total cash costs increased 48% to $0.89 per pound of copper for the second quarter of 2004 compared to $0.60 per pound for the second quarter of 2003. Zinc sales decreased 31% to 19.7 million pounds during the second quarter of 2004 from 28.7 million pounds during the second quarter of 2003 as production was shifted to copper bearing ore zones. Total cash costs increased 95% to $0.37 per pound of zinc for the second quarter of 2004 compared to $0.19 per pound for the second quarter of 2003. Unit cost increases primarily reflect lower by-product credits, reflecting the timing of shipments, higher legal, development and ground support costs and the appreciation of the Australian dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below).

Copper sales decreased 41% to 22.2 million pounds during the first half of 2004 from 37.5 million pounds during the first half of 2003, primarily due to mine plan sequencing that delivered more zinc ore during the first half of 2004. Total cash costs increased 50% to $0.84 per equity pound of copper for the first half of 2004 compared to $0.56 per equity pound for the first half of 2003. Zinc sales increased 21% to 65.1 million pounds during the first half of 2004 from 53.6 million pounds during the first half of 2003. Total cash costs increased 48% to $0.37 per equity pound of zinc for the first half of 2004 compared to $0.25 per equity pound for the first six months of 2003. The causes of unit costs increases during the first half of 2004, compared to the first half of 2003 are consistent with those for the 2004 second quarter. Copper and zinc sales at Golden Grove are expected to total approximately 40 million pounds and 135 million pounds, respectively, for the full 2004 year.

Merchant Banking

During the second quarter of 2004, Merchant Banking acquired marketable equity securities for approximately $93.7 million. During July 2004, Merchant Banking acquired an additional $108.6 million of marketable equity securities.

During the second quarter of 2003, Merchant Banking was instrumental in achieving the early extinguishment of NYOL’s 8 7/8% Senior Notes and NYOL’s gold hedge contracts, resulting in a Gain on extinguishment of NYOL bonds, net of $94.4 million and a Gain on extinguishment of NYOL derivatives liability, net of $76.6 million. For more information on these transactions, see Note 12 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

During the first quarter of 2003, Merchant Banking completed the exchange of shares of Echo Bay for shares of Kinross Gold Corporation and the sale of Newmont’s 49.9% interest in TVX Newmont Americas joint venture for cash proceeds of $180 million. Newmont recognized a pre-tax gain of $84.3 million on the transactions in Gain on investments, net during the first quarter of 2003.

Merchant Banking successfully completed several other small transactions during the first two quarters of 2004. Merchant Banking will continue to consider making investments in or disposition of securities in its equity portfolio, to provide in-house investment banking advice to Newmont on managing its portfolio of assets and to expand the downstream gold refining business as opportunities arise.

The Merchant Banking Segment earned $15.4 million and $10.5 million of Royalty and dividend income in the second quarters of 2004 and 2003, respectively, and $28.5 million and $24.9 million during the first halves of 2004 and 2003, respectively.

Exploration

Exploration, research and development expenditures were $48.2 million and $30.6 million for the three months ended June 30, 2004 and 2003, respectively, of which approximately $30.5 million and $24.4 million related to exploration activities managed by the Exploration Segment, $12.0 million and $3.0 million related to advanced projects, and $5.7 million and $3.2 million to research, development and other activities not managed by Newmont’s Exploration Segment.

Exploration, research and development expenditures were $84.9 million and $52.1 million for the six months ended June 30, 2004 and 2003, respectively, of which $51.2 million and $38.5 million related to exploration activities managed by the Exploration

Segment, $18.4 million and $7.0 million related to advanced projects (i.e. feasibility studies at Martabe, Akyem and Minas Conga and exploration drilling at Ahafo) and $15.3 million and $6.6 million to research, development and other activities not managed by Newmont’s Exploration Segment. Exploration expenditures in 2004 reflect higher funding of exploration activities by Newmont in response to higher prevailing gold prices. Newmont anticipates it will spend approximately $180 million to $200 million on exploration activities in 2004 and has established the replacement of depleted reserves with additions to proven and probable reserves as the Exploration Segment’s objective for the year.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia, Turkey and other foreign locations. The Company’s foreign operations sell their gold production based on U.S. dollar gold prices.

Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Such fluctuations have not had a material impact on the Company’s revenue since gold is sold throughout the world principally in U.S. dollars. Approximately 40% and 43%, of Newmont’s total cash costs were paid in local currencies during the three months ended June 30, 2004 and 2003, respectively. Approximately 41% of Newmont’s total cash costs were paid in local currencies during the six months ended June 30, 2004 and 2003. The Company’s total cash costs are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations in the Company’s Consolidated Financial Statements. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future. The following tables demonstrate the impacts of variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations during the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars
	(unaudited)
North America:
La Herradura	(9)%	$(106)	$(6)	(10)%	$(97)	$(5)
Golden Giant	3%	$281	$7	10%	$1,178	$22
Holloway	3%	$159	$10	10%	$488	$33
South America:
Minera Yanacocha	—%	$(6)	$—	(1)%	$(68)	$—
Kori Kollo	(4)%	$(27)	$(5)	(8)%	$(327)	$(7)
Australia:
Pajingo	10%	$668	$14	14%	$1,579	$17
Kalgoorlie	10%	$3,475	$35	14%	$4,116	$39
Yandal	10%	$2,519	$35	14%	$5,440	$38
Tanami	10%	$4,278	$27	14%	$4,994	$26
Other International:
Batu Hijau	(5)%	$(241)	$(2)	7%	$359	$4
Zarafshan-Newmont	(4)%	$(58)	$(1)	(35)%	$(299)	$(5)
Minahasa	(5)%	$(142)	$(6)	7%	$34	$1
Martha	10%	$791	$26	14%	$1,292	$47
Ovacik	2%	$55	$1	(3)%	$(77)	$(2)

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars
	(unaudited)
North America:
La Herradura	(5)%	$(128)	$(4)	(15)%	$(266)	$(7)
Golden Giant	8%	$1,820	$20	12%	$1,997	$19
Holloway	8%	$904	$26	12%	$741	$25
South America:
Minera Yanacocha	—%	$54	$—	—%	$(146)	$—
Kori Kollo	(4)%	$(61)	$(5)	(10)%	$(705)	$(7)
Australia:
Pajingo	17%	$2,113	$17	19%	$2,466	$13
Kalgoorlie	17%	$11,119	$50	19%	$7,351	$35
Yandal	17%	$9,438	$44	19%	$9,251	$33
Tanami	17%	$13,586	$40	19%	$8,373	$23
Other International:
Batu Hijau	(1)%	$(155)	$(1)	17%	$719	$5
Zarafshan-Newmont	(3)%	$(116)	$(1)	(40)%	$(708)	$(6)
Minahasa	(1)%	$(40)	$(1)	17%	$66	$1
Martha	17%	$2,283	$43	19%	$2,059	$38
Ovacik	11%	$623	$8	(11)%	$(497)	$(5)

In addition, the Company’s total cash costs at Golden Grove varied due to changes in the local currency exchange rates in relation to the U.S. dollar as follows (unaudited):

Period	Foreign Currency	Percentage change in average local currency exchange rate; appreciation	Increase to total cash costs in U.S. dollars (000)
Three months ended June 30, 2004	Australian Dollar	10%	$1,863
Three months ended June 30, 2003	Australian Dollar	14%	$1,660
Six months ended June 30, 2004	Australian Dollar	17%	$5,438
Six months ended June 30, 2003	Australian Dollar	19%	$2,925

In addition, the Company’s copper cash costs at Batu Hijau varied due to changes in the local currency exchange rates in relation to the U.S. dollar as follows (unaudited):

Period	Foreign Currency	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase (decrease) to total cash costs in U.S. dollars (000)
Three months ended June 30, 2004	Indonesian Rupiah	(5)%	$(1,158)
Three months ended June 30, 2003	Indonesian Rupiah	7%	$730
Six months ended June 30, 2004	Indonesian Rupiah	(1)%	$(411)
Six months ended June 30, 2003	Indonesian Rupiah	17%	$1,779

The Company does not believe that foreign currency exchange rates in relation to the U.S. dollar have had a material impact on its determination of proven and probable reserves in the past. However, in the event that a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the Company believes that the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves would primarily result in reduced gold sales and increased depreciation, depletion and amortization calculated using the units-of-production method and, depending on the level of reduction, could also result in impairments of property, plant and mine development and goodwill.

Liquidity and Capital Resources

During the six months ended June 30, 2004, Net cash provided by operating activities was $567.2 million, compared to $194.6 million for 2003. Net cash provided by operating activities was significantly impacted by the following key factors:

	Six Months Ended June 30,
	2004	2003
	(unaudited)

Equity gold sales (000 ounces)	3,456	3,604
Average price received per ounce of gold	$404	$352
Weighted-average total cash costs per equity ounce	$235	$207
Equity copper sales (000 pounds)	202,855	37,456
Average price received per pound of copper	$1.24	$0.80
Weighted-average total cash costs per equity pound of copper(1)	$0.57	$0.56
Exploration, research and development (in millions)	$84.9	$52.1
General and administrative expense	$57.7	$57.7

(1)	Total cash costs per pound of copper for the six months ended June 30, 2003 include Golden Grove only. For the six months ended June 30, 2004, these measures include Golden Grove and Batu Hijau. For a reconciliation of total cash costs per equity pound of copper under the by-product method of accounting to the co-product method of accounting for Batu Hijau for the six months ended June 30, 2003, refer to Results of Operations, above.

Changes in operating assets and liabilities reduced operating cash flows during the first six months of 2004 and 2003 by $112.2 million and $115.2 million, respectively. During the six months ended June 30, 2004, this reduction related primarily to net payments of $81.5 million related to accounts payable and other accrued liabilities, as well as an increase in receivables of $14.6 million. The reduction in operating cash flows from changes in operating assets and liabilities for 2003 related primarily to the early settlement of effective derivative instruments classified as cash flow hedges related to the Australian gold hedge books of $120.0 million, and the build up of inventory balances of approximately $25.6 million. These amounts were offset by an increase of $40.7 million in accounts payable and other accrued liabilities for the six months ended June 30, 2003.

Net cash used in investing activities was $352.3 million during the six months ended June 30, 2004 compared to $124.0 million in 2003. Additions to property, plant and mine development were $353.4 million and $219.1 million for the six months ended June 30, 2004 and 2003, respectively, comprising the majority of the investing cash flows for each respective period. See Additions to Property, Plant and Mine Development below for more information on capital expenditures. Also impacting cash flows from investing activities for the six months ended June 30, 2004 was the consolidation of Batu Hijau, effective January 1, 2004. This resulted in the recognition of approximately $82.2 million of Batu Hijau’s cash balances on the Company’s balance sheet. The Company also invested $93.7 million in marketable equity securities for the six months ended June 30, 2004. In 2003, the Company engaged in significant acquisition and disposition activities related to investments acquired as part of the acquisitions of Normandy and Franco-Nevada. The investing cash flows for the six months ended June 30, 2003 included $180.0 million of proceeds from the sale of TVX Newmont Americas. This investing cash inflow was offset by a $56.2 million equity contribution to Australian Magnesium Corporation, an equity investment of the Company, net of approximately $10.0 million of cash payments received from Batu Hijau for intercompany charges. Additionally, $30.2 million was used to settle ineffective derivative instruments that were part of the acquired Australian gold hedge book.

Net cash used in financing activities was $49.2 million and $214.8 million during the six months ended June 30, 2004 and 2003, respectively. Financing activities during 2004 primarily consisted of $1.5 million of unscheduled repayments of long-term debt and $75.4 million of scheduled maturities of long-term debt and $55.4 million to pay dividends, offset by $26.1 million of proceeds from the issuance of stock. The Company also received proceeds of $37.7 million from the issuance of long-term debt, primarily at Yanacocha. During 2003, the Company repaid $322.4 million of long-term debt, including early extinguishments. During 2003, the Company drew down $115.0 million of proceeds under its credit facilities, of which $19.0 million was outstanding as of June 30, 2003. The Company also paid $32.3 million in dividend payments and received $24.9 million of proceeds from the issuance of common stock, primarily for the exercise of employee stock options.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases in the normal course of business; the guarantee of the QMC debt (see Investing Activities, below); and $253.1 million of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003). Newmont also provides a contingent support line of credit to PTNNT of which Newmont’s pro-rata share is $36.6 million. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (thousands of metric tons): 940 in 2004; 860 in 2005; 670 in 2006; 650 in 2007; 625 in 2008; 625 in 2009; and 2,725 thereafter. For information regarding these agreements, see Item 3, Provisional Sales, below.

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

Investing Activities

Additions to property, plant and mine development

	Six Months Ended June 30,
	2004	2003
	(unaudited, in millions)
North America:
Nevada	$67.5	$52.6
La Herradura, Mexico	0.2	1.1
Golden Giant, Canada	1.1	0.2
Holloway, Canada	2.7	0.9

Total North America	71.5	54.8

South America:
Yanacocha, Peru	133.6	99.7
Kori Kollo, Bolivia	0.4	0.6

Total South America	134.0	100.3

Australia:
Pajingo	5.8	6.4
Kalgoorlie	22.5	2.7
Yandal	9.0	8.5
Tanami	12.8	12.3
Other	2.1	—

Total Australia	52.2	29.9

Other Operations:
Batu Hijau, Indonesia	25.9	N/A
Zarafshan-Newmont, Uzbekistan	6.6	0.6
Martha, New Zealand	1.3	9.9
Akyem, Ghana	3.7	1.8
Ahafo, Ghana	16.8	4.6
Ovacik, Turkey	6.8	3.1

Total Other Operations	61.1	20.0

Other:
Golden Grove, Australia	16.6	6.1
Corporate and Other	18.0	8.0

Total Other	34.6	14.1

Total Newmont	$353.4	$219.1

Capital expenditures for North American operations during the first six months of 2004 included $67.5 million related to activities in Nevada for sustaining capital projects including fleet replacements, drill programs, mine development, the development of the Leeville and Phoenix projects, the Mill 5 Flotation Plant expansion, and other new development projects. South American capital expenditures were at Yanacocha for leach expansions at the La Quinua and Yanacocha pits, expansion of treatment plant facilities, mine equipment, and mine development at Cerro Negro and Carachugo. Australian capital expenditures were primarily for the purchase of mining equipment previously leased under an operating lease at Kalgoorlie of A$25.9 million (approximately $19 million), and mine development at the majority of the underground mines. Expenditures at other operations were $37.5 million and included the purchase of the mine equipment fleet at Batu Hijau ($23.5 million), Phase IV leach pad expansion at Zarafshan ($4.1 million), and project development at Ahafo ($16.8 million). Other includes $16.6 million at Golden Grove primarily for equipment purchases and mine development. Expenditures for North American operations during the first six months of 2003 included $50.0 million related to activities in Nevada for the development of the Gold Quarry, Dos Equis, Leeville, Midas and other new project development. South American capital expenditures were primarily at Yanacocha ($99.7 million) for mine and leach pad development and other ongoing expansion work. Australian capital expenditures were primarily for mine development at the majority of the underground mines. Other projects include mine development at the Martha mine in New Zealand. Newmont expects to spend approximately $750 million to $800 million on capital projects during 2004.

Other Investing Activities

Marketable equity securities. During the second quarter of 2004, Newmont acquired marketable equity securities for approximately $93.7 million. The Company accounts for the instruments as available-for-sale securities. During July 2004, the Company purchased $108.6 million of marketable equity securities which are accounted for as available-for-sale securities.

Purchase Holt-McDermott. During June 2004, Newmont Canada Limited, a wholly-owned subsidiary of Newmont, entered into an Asset Purchase Agreement with Barrick Gold Corporation (“Barrick”) whereby Newmont will purchase the Holt-McDermott mine and mill for CDN$4.0 million ($3.0 million) and the assumption of certain liabilities. This transaction is expected to close in the third or fourth quarter of 2004.

Potential Sale of Ovacik. In June 2004, Newmont entered into an exclusive agreement with Frontier Pacific Mining Corporation (“Frontier”) to negotiate the sale of the Ovacik mine in Turkey to Frontier. In July 2004, a verdict from the Turkish court nullified the temporary operating permit for the Ovacik operation. This decision may temporarily halt operations. However, the Company believes that any such halt in operations would be temporary as it expects that the permits to allow it to operate at Ovacik will be reinstated. Also in 2004 the Turkish government enacted legislative amendments that impacted Ovacik’s right to receive refunds of value-added tax (VAT) assessed on production materials purchased from January 2004 to reinstatement of the exemption (expected to be August or September 2004). The proposed sale of the Ovacik mine has been deferred pending resolution of these matters.

Sale of Bronzewing. On June 11, 2004, Newmont entered into an agreement to sell assets associated with the closed Bronzewing mine, including certain mining tenements and plant and equipment. In exchange for the assets, the buyer has agreed to make installment payments through March 2005 totaling A$9 million (approximately $6.2 million) and to assume certain of the reclamation and closure liabilities. Under the agreement, Newmont will also be entitled to a 1% net smelter return royalty on all future metals production from the property. The closing of the sale is conditional upon the government approval of the transfer of the mining tenements and approval by certain third parties.

Perama. Thracean Gold Mining S.A. (“TGM”), which owns the Perama project, is owned 80% by Newmont and 20% by S&B Industrial Minerals S.A. (“S&B “). In November 2003, the shareholders of TGM entered into a standstill agreement with Frontier to sell 100% of TGM. On April 5, 2004, Newmont, S&B and Frontier signed a Share Purchase Agreement and on the same day, Frontier closed on its financing and the funds for the purchase of the TGM shares have been placed in escrow pending approval by the Greek government of the share transfer. Frontier paid an initial non-refundable deposit of $1.0 million (Newmont’s share is $0.8 million), with an additional $11.0 million (Newmont’s share is $8.8 million) to be paid on closing. Additionally, contingent payments of $3.0 million (Newmont’s share is $2.4 million) are payable upon the start of commercial production, and Newmont will retain a 2.0% net smelter return royalty on production. Newmont participated in the Frontier financing for CDN$2.1 million (approximately $1.6 million).

Martabe. Newmont acquired its 90% interest in P.T. Newmont Horas Nauli (“PTNHN”), which owns the Martabe project, as part of the Normandy acquisition. In March 2004, the Company signed an agreement to acquire the remaining 10% interest in PTNHN from P.T. Austindo Nusantara Jaya and South Seas Resources Pty., Ltd. An initial 5% interest will be acquired as soon as regulatory approval is obtained, and the remaining 5% interest is expected to be purchased on exercise of an option in one year. The purchase price for the 10% interest is $7.5 million.

Kinross Gold Corporation. On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and cash proceeds of $180 million for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net in the Statements of Consolidated Income. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing 66% of its investment in Kinross for total cash proceeds of $224.6 million and recorded a net loss of $7.4 million. Newmont classified the remaining balance of its investment in Kinross as short-term, available-for-sale marketable securities at June 30, 2004 and December 31, 2003.

At June 30, 2004 and December 31, 2003, the fair value of the Kinross investment was $79.6 million and $115.3 million, respectively. At June 30, 2004, Newmont recognized a $38.5 million impairment on its investment in Kinross in (Loss) gain on investments, net for an other-than-temporary decline in value in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Australian Magnesium Corporation (“AMC”). As of January 1, 2003, Newmont held a 22.8% interest in Australian Magnesium Corporation (“AMC”). On January 3, 2003, Newmont contributed A$100 million (approximately $56.2 million) in equity to AMC that increased its ownership to 40.9%. Subsequently and during the first quarter of 2003, Newmont’s interest decreased to 27.8% as a result of AMC stock issuances to shareholders other than Newmont. As a result of this equity dilution of its interest in AMC, Newmont recorded an increase of $7.0 million to Additional paid-in capital. Newmont’s ownership decreased to 26.7% as a result of AMC stock issuances to shareholders other than Newmont during the remainder of 2003. During 2003, Newmont also recorded write-downs related to its investment in AMC totaling $119.5 million. During the fourth quarter of 2003, Newmont sold its entire interest in AMC for a nominal amount to Deutsche Bank AG and to Magtrust Pty Ltd, a company owned and controlled by the directors of AMC. As a result of these transactions, Deutsche Bank and Magtrust acquired interests in AMC of approximately 6.8% and 19.9%, respectively. As part of the sale agreement with Deutsche Bank, if Deutsche Bank sells its interest in AMC to a third party in the future, it must pay Newmont 90% of the sales proceeds. During the first quarter of 2004, Deutsche Bank sold approximately 50 million shares of AMC, which resulted in A$2.3 million (approximately $1.8 million) in proceeds payable to Newmont, which was recorded in (Loss) gain on investments, net.

Financing Activities

Scheduled minimum long-term debt repayments as of June 30, 2004 are $177.5 million for the remainder of 2004, $234.2 million in 2005, $173.4 million in 2006, $199.3 million in 2007, $234.1 million in 2008 and $737.4 million thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities. As discussed above, the Company consolidated Batu Hijau effective January 1, 2004. Approximately $696.4 million of the total scheduled minimum long-term debt repayments as of June 30, 2004 relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. Approximately $43.3 million of this facility is due during the remainder of 2004. Additionally, PTNNT shareholder loans of $108.8 million as of June 30, 2004 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Newmont. This amount is also classified as payable during the remainder of 2004.

The PTNNT project financing facility contains certain debt covenants, which include restrictions and limitations on other indebtedness, and also restricts payments from PTNNT. PTNNT is not able to incur any other indebtedness, other than the project financing facility debt, except for “Permitted Indebtedness,” which includes subordinated debt from NTP, its partners or affiliates, unsecured working capital debt with maturity not in excess of one year and not exceeding $35.0 million, and other indebtedness with aggregate principal not to exceed $5.0 million at any one time. “Restricted Payments” include dividends or return of capital and payment of principal and interest on subordinated loans to NTP, its partners or their affiliates. Restricted Payments can be made provided certain conditions, financial covenants and financial ratios are met, which are as follows: project financing facility reserve fully funded for next payment; no event of default; funding for 30 days operating costs in collateral accounts; and no event of political force majeure. For the three months ended June 30, 2004, PTNNT made Restricted Payments of $59.9 million to repay principal and interest on subordinated loans and shareholder dividends. PTNNT was in compliance with all debt covenants and restrictions as of June 30, 2004.

At June 30, 2004 and through July 29, 2004, the Company had three uncollateralized revolving credit facilities with a consortium of banks: a $200.0 million U.S. dollar denominated revolving credit facility with an initial term of 364 days that was extendable annually to October 2006; a $400.0 million multi-currency revolving credit facility that matured in October 2006 and provided for borrowing in U.S., Canadian and Australian dollars, and which also contains a letter of credit sub-facility; and a $150.0 million multi-currency revolving credit facility that matured in 2005, and provided for borrowing in U.S. and Australian dollars. Interest rates and facility fees varied based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bore interest at a rate per annum equal to either the LIBOR plus a margin ranging from 0.45% to 1.25% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus a margin ranging from 0% to 0.25%. Facility fees were accrued at a rate per annum ranging from 0.10% to 0.40% of the commitment. At June 30, 2004, the fees were 0.15%, 0.175% and 0.30% of the commitment, for the $200.0 million, the $400.0 million and the $150.0 million facilities, respectively. There was $58.3 million outstanding under the letter of credit sub-facility as of June 30, 2004 and no outstanding borrowings under the facilities as of December 31, 2003.

Effective July 30, 2004, the Company entered into a new uncollateralized $1.25 billion Revolving Credit Facility with a syndicate of commercial banks. This new revolving credit facility replaced the three existing revolving credit facilities which were cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility matures July 30, 2009. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at a rate per annum equal to either LIBOR plus a margin ranging from 0.285% to 1.150% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus, in each case, a margin ranging from 0% to 0.150%. Facility fees accrue at a rate per annum ranging from 0.090% to 0.350% of the aggregate commitments. The Company will also pay a utilization fee of 0.125% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. Letters of credit issued under the prior credit facilities’ letter of credit sub-facility were transferred to and remain outstanding under the new facility’s letter of credit sub-facility.

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

On February 4, 2004, the Board of Directors of the Company declared a regular quarterly dividend of $0.05 per share, payable March 24, 2004 to holders of record at the close of business on March 3, 2004. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared a regular quarterly dividend of CDN$0.06664 per share on its exchangeable shares, payable on March 24, 2004 to holders of record at the close of business on March 3, 2004.

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

On April 28, 2004, the Company’s Board of Directors declared a quarterly dividend of $0.075 per common share, a 50% increase over the quarterly dividend declared on February 4, 2004. In addition, Newmont Mining Corporation of Canada Limited declared an increased quarterly dividend of CDN$0.10139 per share on its exchangeable shares. Both dividends are payable on June 23, 2004 to holders of record at the close of business on June 2, 2004.

During the first half of 2004, the Company made $1.5 million of unscheduled repayments of long-term debt and scheduled debt repayments of approximately $75.4 million, including $10.2 million related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, $43.4 million related to PTNNT project financing facility, $16.0 million related to Yanacocha trust certificates, and $7.3 million for maturities of project financing, capital leases, interest rate swaps and other long-term debt.

In June 1996, NP Finance Limited (“NP Finance”) and GPS Finance Limited (“GPS Finance”), wholly-owned subsidiaries of Newmont Australia Limited (“NAL”), issued 7.906%, fifteen-year bonds to fund certain gas pipeline and power station projects. The bonds were issued at a premium due to unique tax-related benefits available to the bondholders under Australian tax regulations. Concurrently, with the issue of the bonds, GMK Investments Pty Ltd (“GMKI”), a wholly-owned subsidiary of NAL, entered into an offsetting transaction, making payments to Deutsche Bank Aktiengesellschaft (“DBA”) equal to the face value of the bonds in return for DBA agreeing to purchase the bonds from each holder of the bonds in June 2004 and to sell those bonds to GMKI for a nominal amount at that time. Because the arrangement did not qualify as a defeasance of debt, the obligation was presented in the Current portion of long-term debt, and the corresponding asset was presented in Marketable securities and other short-term investments at December 31, 2003. In June 2004, DBA purchased the infrastructure bonds issued by GPS Finance as planned and transferred such bonds to GMKI. The forward purchase arrangement with DBA relating to the bonds issued by NP Finance was extended to June 2011 because certain tax-related benefits were still available to the bondholders. Subsequently, GMKI assigned its right to the forward purchase asset relating to the bonds issued by NP Finance to Newmont Pipelines Pty Ltd (“Newmont Pipelines”), a wholly-owned subsidiary of NAL. NAL then sold both NP Finance and Newmont Pipelines to a third party for cash consideration of A$4.5m. The June 2004 transactions described above resulted in the full extinguishment of both the infrastructure bonds obligation and asset of $124.1 million, and Newmont recognized a gain on extinguishment of $4.7 million during the quarter ended June 30, 2004 in Interest income, foreign currency exchange and other income.

In June 2004, Yanacocha repaid its Trust Certificates in full. Furthermore, in June 2004, Yanacocha amended its $40 million line of credit with Banco de Credito del Peru to extend the term of the facility to June 2007, reduce the applicable interest rate and increase the facility to $50 million. The interest rate is LIBOR plus 0.65% through June 2005 and plus 2% thereafter. Yanacocha borrowed $10 million and $20 million on May 7, 2004 and June 30, 2004, respectively. At June 30, 2004, $30 million was outstanding and the interest rate was 2.26%. Yanacocha also obtained a $20 million credit facility with BBV Banco Continental in June 2004 that expires in June 2005. The interest rate is LIBOR plus 0.7%. There was no outstanding balance at June 30, 2004.

As of June 30, 2004, the Company was in compliance with all required debt covenants and other restrictions related to its long-term debt agreements.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2004 and December 31, 2003, $408.3 million and $361.0 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. This increase in 2004 is primarily attributable to the consolidation of Batu Hijau (see Note 2 to the Consolidated Financial Statements).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $54.0 million and $58.6 million were accrued for such obligations at June 30, 2004 and December 31, 2003, respectively, in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 61% greater or 44% lower than the amount accrued at June 30, 2004. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expenses in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 12 and 23 to the Consolidated Financial Statements.

During the six months ended June 30, 2004 and 2003 capital expenditures were approximately $3.0 million and $26.7 million, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of cash operating costs.

Newmont spent $6.0 million and $5.5 million during the first halves of 2004 and 2003, respectively, for environmental obligations related to the former mining sites discussed in Note 27 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, as updated in Note 23 to the Consolidated Financial Statements for the quarter ended June 30, 2004 contained herein.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K/A for the year ended December 31, 2003, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $416 on December 31, 2003 and was $396 at June 30, 2004. Changes in the market price of copper also affect Newmont’s profitability and cash flows from Batu Hijau in Indonesia and Golden Grove in Australia.

Provisional Sales

The Batu Hijau operation produces a metal concentrate, which contains payable copper and gold and minor values of payable silver. PTNNT has entered into long-term contracts for the sale of the majority of these metal concentrates with highly reputable refiners in Japan, Korea (“Non-European Refiners”) and Europe (“European Refiners”). In accordance with the contracts, title to the concentrates and the risk of loss are passed to the buyer when the concentrates are moved over the vessel’s rail at the port (loading port for Non-European Refiners and unloading port for European Refiners). The contract terms provide that 90% of a provisional sales price, which is calculated in accordance with terms specified in the individual contracts based on an initial assay and weight certificate, is collected within three business days after the concentrates arrive at the smelter (“final delivery”). Factors entering into the calculation of the provisional sales price are (i) metals prices, pursuant to the terms of related contracts, calculated using quoted London Metals Exchange (“LME”) prices for the second calendar week prior to shipments; and (ii) treatment and refining charges. The balance of the sales price is received at final settlement and is based on final assays and weights, and final metal prices during the respective metal quotational periods. For the majority of the concentrate shipments, the quotational period for copper is the average LME price in the third month following the month of delivery and the quotational period for gold and silver is the average LME price in the month of shipment. Final delivery to Non-European Refiners and European Refiners takes approximately 14 days and 30 days, respectively. The majority of the Batu Hijau concentrates are shipped to Non-European Refiners. Accordingly, the time between initial recording of revenue and final settlement averages approximately three and one-half months but could be as long as four months.

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

For the three and six months ended June 30, 2004, PTNNT recorded gross revenues, before smelting and refining charges, of $185 million and $208 million for base metals, respectively, and $65 million and $72 million for gold, respectively, which were subject to final pricing adjustments. The average price adjustment for base metals was 25.1% and 23.3% for the three and six months ended June 30, 2004, respectively, and 0.4% and 1.7% for gold.

For the three and six months ended June 30, 2003, PTNNT recorded gross revenues, before smelting and refining charges, of $56 million for base metals and $26 million for gold which were subject to final pricing adjustments. The average price adjustment for base metals was 0.5% and 4.0% for the three and six months ended June 30, 2003, respectively, and 1.4% and 1.4% for gold.

Hedging

Newmont generally sells its gold production at prevailing market prices. Newmont has historically, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production. In addition, Newmont will enter into derivative contracts to manage risks associated with sales contracts, commodities, interest rates and foreign currency. Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties.

Gold Put Option Contracts

Newmont had the following fixed purchased gold put option contracts at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Fixed Purchased Put Option Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Ounces (thousands)	98	205	100	20	—	—	423	$(9,287)	$(11,758)
Average price	$293	$292	$338	$397	$—	$—	$308

Price-Capped Sales Contracts

In September 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The fair value of the forward sales contracts of $53.8 million was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs in 2005 through 2011. As of June 30, 2004 the current portion of $2.6 million has been reclassified to Other current liabilities. The forward sales contracts are accounted for as normal sales contracts under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS 133.”

Newmont had the following price-capped forward sales contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date
Price-Capped Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average
(U.S.$ Denominated)
Ounces (thousands)	—	500	—	—	1,000	850	2,350
Average price	$—	$350	$—	$—	$384	$384	$377

Silver Commodity Contracts

Newmont had the following silver fixed forward contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Silver Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Ounces (thousands)	750	1,200	50	—	—	—	2,000	$112	$(1,000)
Average price	$5.83	$6.01	$6.50	$—	$—	$—	$5.96

Copper Commodity Contracts

Newmont had the following copper collar contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Copper Collar Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Pounds (millions)	92.6	—	—	—	—	—	92.6	$108	$	N/A
Average cap price	$1.32	$—	$—	$—	$—	$—	$1.32
Average floor price	$1.10	$—	$—	$—	$—	$—	$1.10

Diesel Commodity Contracts

PTNNT had the following diesel forward purchase contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Diesel Forward Purchase Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
(U.S.$ Denominated)								U.S.$ (000)
Barrels (thousands)	70	40	—	—	—	—	110	$1,407	$(637)
Average price	$27.78	$27.19	$—	$—	$—	$—	$27.56

Indonesian Rupiah Contracts

PTNNT had the following Indonesian Rupiah forward purchase contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
U.S.$/IDR Forward Purchase Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
								U.S.$ (000)
U.S.$ hedged (millions)	34.3	26.7	—	—	—	—	61.0	$(4.206)	$	N/A
Average hedge rate (IDR/USD)	8,921	9,209	—	—	—	—	9,047

Australian Dollar Contracts

Newmont had the following Australian dollar forward purchase contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Australian Dollar Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
								U.S.$ (000)
U.S.$ (millions)	$33.4	$24.4	$—	$—	$—	$—	$57.8	$4,070	$7,669
Average price (U.S.$ per A$1)	$0.632	$0.643	$—	$—	$—	$—	$0.637

Newmont had the following Australian foreign currency, zero-cost collar contracts outstanding at June 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
Australian Dollar Zero-Cost Collar Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average	June 30, 2004	December 31, 2003
								U.S.$ (000)
U.S.$ (millions)	$141.1	$281.4	$134.6	$—	$—	$—	$557.1	$1,078	$	N/A
Average cap price (U.S.$ per A$1)	$0.750	$0.775	$0.800	$—	$—	$—	$0.775
Average floor price (U.S.$ per A$1)	$0.608	$0.577	$0.547	$—	$—	$—	$0.578

Interest Rate Swap Contracts

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Under these contracts, Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at June 30, 2004 and December 31, 2003. Half of these contracts expire in July 2005 and half expire in May 2011. For the three months ended June 30, 2004 and 2003, these transactions resulted in a reduction in interest expense of $1.4 million and $1.9 million, respectively. For the six months ended June 30, 2004 and 2003, these transactions resulted in a reduction in interest expense of $2.5 million and $3.6 million, respectively. The fair value of the ineffective portions accounted for as derivative assets was $4.8 million and $5.3 million at June 30, 2004 and December 31, 2003 and the fair value of the effective portions accounted for as fair value hedges were $3.2 million and $7.7 million at June 30, 2004 and December 31, 2003, respectively. Effective April 1, 2004, the Company re-designated $150 million of these contracts as new fair value hedges against portions of the 8.625% notes and the 8.375% debentures, which reduced the ineffective portions of these contracts.

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

Information regarding legal proceedings is contained in Note 23 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Items 2(a), (b), (c) and (d) are inapplicable.

(e) Stock Repurchases

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1, 2004 through April 30, 2004	—		—	—	N/A
May 1, 2004 through May 31, 2004	14,858	(1)	$36.67	—	N/A
June 1, 2004 through June 30, 2004	18,788	(2)	$42.04	—	N/A

(1)	Reflects surrender to the Company by employees of shares of common stock to satisfy tax withholding obligations in connection with the vesting of deferred stock issued to employees under Newmont’s 1996 Employees Stock Plan.

(2)	Reflects surrender to the Company by three Australian resident employees of previously granted restricted shares of common stock issued pursuant to Newmont’s 1999 Employees Stock Plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were voted upon at the annual meeting of stockholders held on April 28, 2004:

a)	Election of directors,

b)	Ratify the Audit Committee’s appointment of PricewaterhouseCoopers LLP as Newmont’s independent auditors for 2004, and

c)	Stockholder Proposal (Shareholder Input on a Poison Pill).

All matters voted on at the annual meeting were approved. The voting results were as follows:

Election of Directors:	For	Withheld
Glen A. Barton	330,467,168	2,569,429
Vincent A. Calarco	327,152,510	5,884,087
Michael S. Hamson	327,173,489	5,863,108
Leo I. Higdon, Jr.	330,467,172	2,569,425
Pierre Lassonde	330,441,157	2,595,440
Robert L. Miller	329,583,083	3,453,514
Wayne W. Murdy	330,432,260	2,604,337
Robin A. Plumbridge	327,105,670	5,930,927
John B. Prescott	330,482,864	2,553,733
Michael K. Reilly	330,461,281	2,575,316
Seymour Schulich	330,451,718	2,584,879
James V. Taranik	330,446,610	2,589,987

	For	Against	Abstain
Ratify Appointment of Auditors:	325,209,280	5,643,308	2,184,009

	For	Against	Abstain	Broker Non-Votes
Stockholder Proposal (Shareholder Input on a Poison Pill):	181,188,947	67,515,176	3,904,420	80,428,054

There were no broker non-votes included in the results of the election of directors or the ratification of appointment of auditors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The exhibits to this report are listed in the Exhibit Index.

(b)	Reports filed on Form 8-K during the quarter ended June 30, 2004:

•	Report dated May 11, 2004, providing presentation materials for investor and analyst meetings and conferences.

•	Report dated April 28, 2004, announcing financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: August 2, 2004	/S/ WAYNE W. MURDY
Wayne W. Murdy Chairman and Chief Executive Officer

Date: August 2, 2004	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.

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