Form 10-Q
period 2004-09-30
NEWMONT MINING CORP /DE/
filed 2004-11-04
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

There were 407,862,054 shares of common stock outstanding on October 25, 2004 (and 36,045,160 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Three Months Ended September 30,
	2004	2003
	(unaudited, in thousands, except per share)
Revenues
Sales—gold, net	$889,553	$870,949
Sales—base metals, net	273,142	10,211

	1,162,695	881,160

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	481,223	456,467
Base metals	101,426	4,881
Depreciation, depletion and amortization	167,964	151,443
Exploration, research and development	54,093	30,646
General and administrative	22,298	28,954
Write-down of long-lived assets (Note 7)	9,565	3,582
Other (Note 16)	34,343	7,014

	870,912	682,987

Other income (expense)
Gain (loss) on investments, net (Note 5)	299	(3,322)
Loss on derivative instruments, net (Note 13)	(600)	(46,927)
Gain on extinguishment of NYOL bonds, net	—	19,617
Gain on extinguishment of NYOL derivative liability, net	—	29,928
Royalty and dividend income	19,088	15,841
Interest income, foreign currency exchange and other income (Note 15)	27,170	22,367
Interest expense, net of capitalized interest of $3,702 and $2,617, respectively	(26,976)	(18,756)

	18,981	18,748

Pre-tax income before minority interest and equity income of affiliates	310,764	216,921
Income tax expense	(92,096)	(80,977)
Minority interest in income of subsidiaries	(90,439)	(57,125)
Equity income of affiliates (Note 8)	498	35,615

Net income applicable to common shares	$128,727	$114,434

Net income per common share, basic and diluted	$0.29	$0.28

Basic weighted average common shares outstanding	443,457	408,379

Diluted weighted average common shares outstanding	447,060	412,922

Cash dividends declared per common share	$0.075	$0.04

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Nine Months Ended September 30,
	2004	2003
	(unaudited, in thousands, except per share)
Revenues
Sales—gold, net	$2,624,794	$2,309,531
Sales—base metals, net	669,349	42,379

	3,294,143	2,351,910

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	1,446,916	1,277,721
Base metals	267,889	30,216
Depreciation, depletion and amortization	523,144	421,373
Exploration, research and development	138,993	82,739
General and administrative	79,949	86,656
Write-down of long-lived assets (Note 7)	25,865	5,376
Other (Note 16)	48,705	32,433

	2,531,461	1,936,514

Other income (expense)
(Loss) gain on investments, net (Note 5)	(39,195)	81,393
Gain on derivative instruments, net (Note 13)	907	24,742
Gain on extinguishment of NYOL bonds, net	—	114,031
Gain on extinguishment of NYOL derivative liability, net	—	106,506
Loss on extinguishment of debt	(222)	(19,530)
Royalty and dividend income	47,606	40,789
Interest income, foreign currency exchange and other income (Note 15)	43,958	86,004
Interest expense, net of capitalized interest of $8,600 and $5,665, respectively	(77,409)	(71,371)

	(24,355)	362,564

Pre-tax income before minority interest, equity income (loss) of affiliates and cumulative effect of a change in accounting principle	738,327	777,960
Income tax expense	(210,038)	(232,578)
Minority interest in income of subsidiaries	(230,354)	(130,721)
Equity loss and impairment of Australian Magnesium Corporation (Note 8)	—	(120,059)
Equity income of affiliates (Note 8)	2,107	62,467

Income before cumulative effect of a change in accounting principle	300,042	357,069
Cumulative effect of a change in accounting principle, net of tax of $25,382 and $11,188, respectively	(47,138)	(34,533)

Net income applicable to common shares	$252,904	$322,536

Income per common share before cumulative effect of a change in accounting principle, basic	$0.68	$0.88
Cumulative effect of a change in accounting principle per common share, basic	(0.11)	(0.08)

Net income per common share, basic	$0.57	$0.80

Income per common share before cumulative effect of a change in accounting principle, diluted	$0.67	$0.88
Cumulative effect of a change in accounting principle per common share, diluted	(0.10)	(0.09)

Net income per common share, diluted	$0.57	$0.79

Basic weighted average common shares outstanding	443,017	405,243

Diluted weighted average common shares outstanding	446,607	407,941

Cash dividends declared per common share	$0.20	$0.12

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited, in thousands)
ASSETS
Cash and cash equivalents	$1,417,004	$1,314,022
Marketable securities and other short-term investments (Note 5)	132,650	274,593
Trade receivables	169,151	20,055
Accounts receivable	84,160	70,631
Inventories (Note 3)	239,677	225,719
Stockpiles and ore on leach pads (Note 4)	241,223	248,625
Deferred stripping costs (Note 6)	37,834	60,086
Deferred income tax assets	193,957	56,682
Other current assets	70,495	100,280

Current assets	2,586,151	2,370,693
Property, plant and mine development, net (Note 7)	5,263,960	3,715,457
Investments (Note 8)	305,543	733,977
Deferred stripping costs (Note 6)	92,252	30,293
Long-term stockpiles and ore on leach pads (Note 4)	535,892	305,810
Deferred income tax assets	361,268	369,764
Other long-term assets	183,923	106,995
Goodwill (Note 9)	3,088,592	3,042,557

Total assets	$12,417,581	$10,675,546

LIABILITIES
Current portion of long-term debt (Note 11)	$329,004	$190,866
Accounts payable	207,926	163,164
Employee-related benefits (Note 19)	110,977	136,301
Other current liabilities (Note 10)	415,806	351,706

Current liabilities	1,063,713	842,037
Long-term debt (Note 11)	1,361,222	886,633
Reclamation and remediation liabilities (Note 12)	410,336	362,283
Deferred revenue from sale of future production (Note 13)	49,120	53,841
Deferred income tax liabilities	377,581	250,491
Employee-related benefits (Note 19)	224,386	253,726
Advanced stripping costs (Note 6)	103,227	—
Other long-term liabilities	341,842	295,082

Total liabilities	3,931,427	2,944,093

Commitments and contingencies (Note 22)
Minority interest in subsidiaries	823,751	346,518

STOCKHOLDERS’ EQUITY
Preferred stock—$5.00 par value; Authorized—5 million shares Issued and outstanding—none	—	—
Common stock—$1.60 par value; Authorized—750 million shares Issued and outstanding—
Common: 407.0 million and 398.7 million shares issued, less 198,000 and 105,000 treasury shares, respectively	651,072	638,046
Exchangeable: 55.9 million shares issued, less 19.1 million and 12.7 million redeemed shares, respectively
Additional paid-in capital	6,460,963	6,423,278
Accumulated other comprehensive income (Note 14)	85,406	22,827
Retained earnings	464,962	300,784

Total stockholders’ equity	7,662,403	7,384,935

Total liabilities and stockholders’ equity	$12,417,581	$10,675,546

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(unaudited, in thousands)
Operating activities:
Net income	$252,904	$322,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	523,144	421,373
Accretion of accumulated reclamation obligations (Note 12)	19,386	17,119
Amortization of deferred stripping costs, net (Note 6)	8,421	(29,713)
Deferred income taxes	53,829	15,091
Foreign currency exchange loss (gain) (Note 15)	5,015	(70,821)
Minority interest expense	230,354	130,721
Equity (income) loss and impairment of affiliates, net of dividends	(617)	63,694
Write-downs of inventories, stockpiles and ore on leach pads	19,145	20,433
Write-downs of long-lived assets (Note 7)	25,865	5,376
Cumulative effect of a change in accounting principle, net of tax	47,138	34,533
Loss (gain) on investments, net (Note 5)	39,195	(81,393)
Gain on derivative instruments, net (Note 13)	(907)	(24,742)
Gain on extinguishment of NYOL bonds, net	—	(114,031)
Gain on extinguishment of NYOL derivatives liability, net	—	(106,506)
Loss on extinguishment of debt	222	19,530
Gain on sale of assets and other	(52,563)	(13,472)
(Increase) decrease in operating assets:
Accounts receivable	(21,333)	4,780
Inventories, stockpiles and ore on leach pads	4,618	(19,124)
Other assets	(13,151)	2,903
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(135,379)	13,878
Early settlement of derivative instruments classified as cash flow hedges	—	(118,591)
Reclamation liabilities	(32,991)	(13,090)

Net cash provided by operating activities	972,295	480,484

Investing activities:
Additions to property, plant and mine development	(519,910)	(366,185)
Investment in marketable equity securities	(219,204)	—
Advances to joint ventures and affiliates, net	—	(40,013)
Cash recorded upon consolidation of Batu Hijau	82,203	—
Proceeds from the sale of investments	2,852	232,190
Proceeds from the sale of TVX Newmont Americas	—	180,000
Early settlement of ineffective derivative instruments	5,205	(57,741)
Cash consideration for acquisition of minority interests	—	(11,195)
Proceeds from asset sales and other	19,021	1,613

Net cash used in investing activities	(629,833)	(61,331)

Financing activities:
Proceeds from long-term debt	37,715	492,478
Repayment of long-term debt	(141,088)	(838,583)
Dividends paid on common stock	(88,726)	(48,695)
Dividends paid to minority interests	(94,487)	(80,273)
Proceeds from stock issuance	33,378	54,848
Change in restricted cash and other	16,568	—

Net cash used in financing activities	(236,640)	(420,225)

Effect of exchange rate changes on cash (loss) gain	(2,840)	18,800

Net change in cash and cash equivalents	102,982	17,728
Cash and cash equivalents at beginning of period	1,314,022	401,683

Cash and cash equivalents at end of period	$1,417,004	$419,411

See Note 20 for supplemental cash flow information.

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

References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “IDR” to Indonesian currency and “U.S.$” or “$” to United States currency.

Certain amounts for the three and nine months ended September 30, 2003 and at December 31, 2003 have been reclassified to conform to 2004 presentation. The most significant reclassifications were as follows:

Deferred Income Taxes

Deferred income taxes in the balance sheet at December 31, 2003 have been reclassified to reflect netting current Deferred income tax assets against current Deferred income tax liabilities and netting non-current Deferred income tax assets against non-current Deferred income tax liabilities within tax jurisdictions where legal right of offset exists. The effects of the reclassifications were to reduce current and non-current Deferred income tax assets by $17.0 million and $382.6 million, respectively, and reduce the current and non-current Deferred income tax liabilities by the same amounts, respectively.

Dividends Paid to Minority Interests in the Statement of Consolidated Cash Flows

For the nine months ended September 30, 2003, the Company reclassified dividends paid to minority interest shareholders as a financing activity. Previously, these dividends were recorded as a reduction of Minority interest expense, which is an adjustment to reconcile net income to net cash provided by operating activities. The impact to the Statement of Consolidated Cash Flows for the nine months ended September 30, 2003 was to increase Net cash provided by operating activities by $80.3 million, with a corresponding increase to Net cash used in financing activities for the same amount. This reclassification did not impact the amounts reported as cash and cash equivalents.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Upon consolidation of Batu Hijau, effective January 1, 2004, certain adjustments were recorded to the opening balance sheet of PTNNT to conform to Newmont’s accounting policies. These adjustments were recorded to change from units-of-production depreciation of processing plant and mining facilities to straight-line depreciation of such facilities and to change from allocating costs to stockpile inventories based on mining costs per ton to allocating costs based on recoverable pounds of copper equivalent contained in the various categories of stockpiles. The impact of these adjustments were charges of $15.1 million and $32.0 million, respectively, which have been recorded in Cumulative effect of a change in accounting principle, net of tax in the 2004 Consolidated Statement of Income, net of income tax expense and minority interest.

The table below presents the impact of the accounting change for the three and nine months ended September 30, 2004 under full consolidation and the pro forma effect for the three and nine months ended September 30, 2003 under the equity method of accounting as if the change had been in effect for that period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (pro forma)	2004	2003 (pro forma)
	(unaudited, in thousands)
Adjustments to net income:
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	$2,249	$—	$5,632	$—
Base metals	7,120	—	19,113	—
Depreciation, depletion and amortization	2,261	—	12,084	—

Pre-tax income before minority interest, equity income (loss) of affiliates and cumulative effect of a change in accounting principle	(11,630)	—	(36,829)	—
Income tax benefit	4,071	—	12,754	—
Minority interest in income of subsidiaries	3,307	—	10,533	—
Equity income of affiliates	—	(4,733)	—	(9,635)

Income before cumulative effect of a change in accounting principle	$(4,252)	$(4,733)	$(13,542)	$(9,635)

Income before cumulative effect of a change in accounting principle, per common share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

(3) INVENTORIES

	At September 30, 2004	At December 31, 2003
	(unaudited, in thousands)
In-process	$56,810	$64,038
Precious metals	4,830	52,875
Materials, supplies and other	178,037	108,806

	$239,677	$225,719

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(4) STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Current:
Stockpiles	$113,220	$83,113
Ore on leach pads	128,003	165,512

	$241,223	$248,625

Long-term:
Stockpiles	$409,437	$177,524
Ore on leach pads	126,455	128,286

	$535,892	$305,810

(5) MARKETABLE SECURITIES AND OTHER SHORT-TERM INVESTMENTS

	At September 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Kinross Gold Corporation	$97,534	$115,302
Newmont Australia infrastructure bonds (Note 11)	—	127,674
Other	35,116	31,617

	$132,650	$274,593

(Loss) gain on investments, net for the three and nine months ended September 30, 2004 and 2003 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Loss on sale of Kinross securities	$—	$(7,418)	$—	$(7,418)
Gain on exchange of Echo Bay shares for Kinross marketable securities	—	—	—	84,337
Impairment of Kinross marketable securities	—	—	(38,501)	—
Gain (loss) on sale and impairment of other investments	299	4,096	(694)	4,474

(Loss) gain on investments, net	$299	$(3,322)	$(39,195)	$81,393

Kinross Gold Corporation

On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and cash proceeds of $180 million for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Loss (gain) on investments, net in the Statements of Consolidated Income. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing 66% of its investment in Kinross for total cash proceeds of $224.6 million and recorded a net loss of $7.4 million. At June 30, 2004, Newmont recognized a $38.5 million impairment of its investment in Kinross for an other-than-temporary decline in value in accordance with Statement of Financial Accounting Standards (“SFAS”) 115 “Accounting for Certain Investments in Debt and Equity Securities.” Newmont classified the remaining balance of its investment in Kinross as short-term, available-for-sale marketable securities at September 30, 2004 and December 31, 2003.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(6) DEFERRED STRIPPING COSTS

Movements in the deferred stripping costs balance were as follows:

	Nine Months Ended September 30,
	2004	2003
	(unaudited, in thousands)
Opening balance	$90,379	$55,387
Consolidation of Batu Hijau	(67,285)	—
Additions	102,258	121,117
Amortization	(110,679)	(92,909)

Closing balance	$14,673	$83,595

The deferred and advanced stripping balances are presented in the balance sheet as follows:

	At September 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Assets:
Current	$37,834	$60,086
Long-term	92,252	30,293

	130,086	90,379

Liabilities:
Current (See Note 10)	$12,186	$—
Long-term	103,227	—

	115,413	—

Deferred stripping, net	$14,673	$90,379

At some of the Company’s mining operations, deferred stripping costs are charged to Costs applicable to sales as gold is produced and sold using the units of production method based on estimated recoverable ounces of proven and probable gold reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold is produced. The application of the deferred stripping accounting method generally results in an asset on the Consolidated Balance Sheets (Deferred stripping costs), although a liability (Advanced stripping costs) will arise if the actual stripping ratio incurred to date is less than the expected waste-to-ore ratio over the life of the mine. The Advanced stripping costs at September 30, 2004 pertain to Batu Hijau.

The Emerging Issues Task Force (“EITF”) is discussing the accounting for deferred stripping costs incurred during production but has not yet reached a consensus. The EITF considered the recommendation that stripping costs incurred during production are a mine development cost that should be capitalized as an investment in the mine and attributed to the proven and probable reserves benefited in a systematic and rational manner. However, the EITF directed the FASB staff to develop additional guidance about what constitutes a systematic and rational manner of attributing the capitalized costs to proven and probable reserves benefited.

(7) PROPERTY, PLANT AND MINE DEVELOPMENT

On April 30, 2004, the FASB issued a FASB Staff Position (“FSP”) amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As a result, Newmont has reclassified all of its mineral, royalty and oil and gas interests, with a carrying value of $1,273.0 million, from Mineral interests and other intangible assets to Property, plant and mine development, net in its balance sheets and ceased amortization on exploration stage mineral interests effective April 1, 2004.

Newmont recorded a Write-down of long-lived assets totaling $25.9 million during the nine months ended September 30, 2004. A write-down of $16.3 million was related to the long-lived assets at the Ovacik mine in Turkey which has a long history of legal challenges to its operation. In August 2004, the Ovacik mine temporarily suspended operations as a result of a court decision ordering the suspension of operating permits pending completion of certain additional permitting requirements and the submission of an updated environmental impact assessment. Also in 2004, the Turkish government enacted legislative amendments that impacted Ovacik’s right to receive refunds of value-added tax (“VAT”). Reinstatement of the VAT exemption was enacted by the Turkish government in August 2004. Ovacik does not expect to be entitled to recover VAT paid on production materials for the period from January 2004 to the time of reinstatement. A proposed sale of the Ovacik mine has been deferred pending resolution of these issues. If, as a result of the above-described legal proceedings, the Ovacik mine is ordered permanently closed, or the operating permits are not reinstated within a reasonable period, the Company may be required to record further write-downs. The carrying value of long-lives assets of the Ovacik mine at September 30, 2004 was approximately $27.9 million. The remainder of the write-down of $9.6 million recorded during the three months ended September 30, 2004 was related to facilities at Yanacocha ($4.2 million) and exploration tenements in Australia ($5.3 million).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(8) INVESTMENTS AND EQUITY INCOME OF AFFILIATES

	At September 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Investments:
Canadian Oil Sands Trust	$258,123	$—
Gabriel Resources Ltd.	22,671	—
Batu Hijau	—	709,749
European Gold Refineries	13,251	11,907
AGR Matthey Joint Venture	11,498	12,321

	$305,543	$733,977

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Equity income (loss) of affiliates and impairment of AMC:
Batu Hijau	$—	$36,035	$—	$61,785
TVX Newmont Americas and other	—	—	—	810
European Gold Refineries	498	—	1,441	—
AGR Matthey Joint Venture	—	154	666	(128)
AMC	—	(574)	—	(120,059)

	$498	$35,615	$2,107	$(57,592)

Marketable Equity Securities

During the nine months ended September 30, 2004, the Company purchased marketable equity securities of Canadian Oil Sands Trust and Gabriel Resources, Ltd. for approximately $199.6 million and $19.2 million, respectively. The Company accounts for the investments as available-for-sale securities.

Equity Loss and Impairment of Australian Magnesium Corporation Limited

During the three and nine months ended September 30, 2003, the Company recorded losses of $0.6 million and $120.1 million, respectively, related to its investment in Australian Magnesium Corporation Limited (“AMC”) composed of the following: (i) a third quarter 2003 loss of $0.06 million representing Newmont’s proportionate share of AMC’s third quarter losses; (ii) second quarter of 2003 losses of (a) $72.7 million representing the book value of its investment at June 30, 2003; (b) $24.8 million for a loan receivable from AMC; (c) $10 million charge to settle Newmont’s guarantee of the Ford contract; (d) $6.6 million related to a contingent credit facility; and (e) $1.1 million related to various other items, offset by a $7.4 million income tax benefit; and (iii) a first quarter of 2003 loss for an other-than-temporary decline in value of the investment of approximately $11.0 million and Newmont’s proportionate share of AMC’s first quarter losses of $0.7 million. During the fourth quarter of 2003, Newmont sold its entire interest in AMC for a nominal amount to Deutsche Bank AG and to Magtrust Pty Ltd, a company owned and controlled by the directors of AMC. As a result of these transactions, Deutsche Bank and Magtrust acquired interests in AMC of approximately 6.8% and 19.9%, respectively. As part of the sales agreement, Deutsche Bank agreed to pay Newmont 90% of the sales proceeds received from any sale of the AMC shares. During the nine months ended September 30, 2004, Deutsche Bank sold all the shares of AMC subject to the sales agreement, which resulted in A$2.8 million (approximately $2.0 million) in proceeds payable to Newmont, which was recorded in (Loss) gain on investments, net.

Newmont is the guarantor of a A$71.0 million (approximately $50.7 million) amortizing loan facility of an AMC subsidiary, QMC Finance Pty Ltd (“QMC”), of which A$58.5 million (approximately $41.8 million) was outstanding at September 30, 2004. The QMC loan facility, which is collateralized by the assets of AMC subsidiaries being used in the Queensland Magnesium (“QMAG”) project, expires in November 2006. During the fourth quarter of 2003, Newmont recorded a $30.0 million charge in Loss on guarantee of QMC debt and established a corresponding reserve in Other current liabilities (Note 10), for the expected loss associated with its guarantee of QMC’s debt. QMC is also a party to hedging contracts that have been guaranteed by Newmont. The hedging contracts include a series of foreign exchange forward contracts and bought put options, the last of which expire in June 2006. As of September 30, 2004, the fair value of these contracts was positive A$2.1 million (approximately $1.5 million). QMC is considered to be a special-purpose entity that is a variable interest entity. Further, Newmont’s guarantee of the QMC loan facility qualifies as a variable interest in QMC. However, Newmont has not consolidated QMC, as Newmont is not the primary beneficiary of QMC, as defined by FIN 46R.

On September 27, 2004, Newmont Australia Limited (“NAL”), a wholly-owned subsidiary of Newmont signed a term sheet, in anticipation of entering into definitive transaction documentation, relating to a loan and loan guarantee involving AMC and certain of its subsidiaries. The term sheet was signed by the following additional parties: (a) AMC and its subsidiaries, Australian Magnesium Operations Pty Ltd (“AMO”), QMC Investments Pty Ltd, QMC (Kunwarara) Pty Ltd, QMC Refmag Pty Ltd, and Queensland Magnesia Pty Ltd (collectively, the “AMC Group”); and (b) Resource Capital Fund III L.P. (“RCF”). The provisions of the term sheet are summarized as follows:

1.	RCF will acquire from the AMC group QMAG, which is conducted as an unincorporated joint venture, and the Kunwarara magnesite deposit;

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

2.	NAL will forgive (a) an outstanding loan of A$5.0 million ($3.6 million) owed by AMC and (b) outstanding loan guarantee fees of approximately A$2.8 million ($2.0 million) owed by QMAG;

3.	RCF will pay or assume (a) a QMC loan facility of an AMC subsidiary that has been used to provide funds to QMAG and that is guaranteed by NAL, which has an outstanding balance as of September 27, 2004 of approximately A$58.5 million ($41.8 million); and (b) any amount due and payable from the closeout of foreign exchange hedge contracts and options; and

4.	A subsidiary of NAL will loan A$30.0 million ($21.4 million) to a newly-formed QMAG entity, which will have a term of 10 years and will be subordinated to a senior debt facility to be advanced by a third party financier and to a loan to be provided by RCF.

The transaction is expected to close in the fourth quarter of 2004 after satisfaction of a number of conditions, including (a) approval by AMC shareholders; (b) certain regulatory approvals; (c) entry into the senior debt facility; and (d) completion of definitive transaction documentation. In addition, pending the closing, NAL loaned A$1.25 million ($0.9 million) to QMAG on October 1, 2004 for short-term working capital purposes, secured by AMC’s and AMO’s interests in the Kunawara magnesite deposit. This loan will be repaid when the transaction with RCF closes.

For more information regarding AMC, refer to Note 10 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

Investment in Batu Hijau

Effective January 1, 2004, Newmont consolidated Batu Hijau (see Note 2). For the three and nine months ended September 30, 2003 and at December 31, 2003, the Company accounted for its investment in Batu Hijau under the equity method of accounting.

Newmont’s equity income for the nine months ended September 30, 2003 in Batu Hijau of $61.8 million was based on 56.25% of Batu Hijau’s net income of $71.1 million, adjusted for the elimination of $5.2 million of intercompany interest, $7.3 million of intercompany management fees, the cumulative effect of reclamation and remediation liabilities of $8.0 million and other adjustments of $1.3 million.

The summarized results of operations of Batu Hijau for the three and nine months ended September 30, 2003 using the co-product accounting method for gold and base metals are as follows (unaudited, in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Copper revenues, net of smelting and refining costs	$137,259	$325,970
Gold revenues, net of smelting and refining costs	$67,361	$143,577
Gross profit	$85,829	$136,255
Net income before cumulative effect of a change in accounting principle	$54,831	$85,318
Net income	$54,831	$71,100

The summarized assets and liabilities of Batu Hijau as of December 31, 2003 are as follows (unaudited, in thousands):

Current assets	$324,958
Property, plant and mine development, net	$1,761,473
Other assets	$372,070
Debt and related interest to partners and affiliates	$258,182
Other current liabilities	$206,132
Debt – third parties (including current portion)	$739,812
Other liabilities	$176,649

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(9) GOODWILL

Changes in the carrying amount of goodwill allocated to reporting units during 2003 and for the nine months ended September 30, 2004 are summarized in the following table (unaudited, in millions):

	Nevada	Australia/ New Zealand	Exploration	Merchant Banking	Consolidated
Balance at January 1, 2003	$40.9	$229.2	$1,129.5	$1,625.0	$3,024.6
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	93.3	—	—	93.3
Reversal of valuation allowances for acquired deferred tax assets	—	(43.8)	—	—	(43.8)
Change in estimate of pre-acquisition tax contingency and other	—	—	—	(31.5)	(31.5)

Balance at December 31, 2003	40.9	278.7	1,129.5	1,593.5	3,042.6
Change in estimate of pre-acquisition tax contingency	—	—	—	42.1	42.1

Balance at March 31, 2004	40.9	278.7	1,129.5	1,635.6	3,084.7
Change in estimate of pre-acquisition tax contingency	—	—	—	3.9	3.9

Balance at June 30, 2004 and September 30, 2004	$40.9	$278.7	$1,129.5	$1,639.5	$3,088.6

During the nine months ended September 30, 2004, the Company revised its estimates for probable loss relating to pre-acquisition accruals that were originally recorded as part of the purchase price allocation for the acquisitions of Normandy Mining Limited and Franco-Nevada Mining Corporation Limited.

(10) OTHER CURRENT LIABILITIES

	At September 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Accrued capital expenditures	$34,846	$25,780
Accrued operating costs	62,624	36,325
Interest	47,963	32,345
Taxes other than income and mining	14,832	10,861
Reclamation and remediation	46,586	57,350
Utilities	11,760	8,360
Income and mining taxes	41,233	116,520
Royalties	31,444	25,701
Guarantee of QMC debt	30,000	30,000
Deferred income tax liabilities	18,532	1,199
Derivative instruments	36,383	6,074
Advanced stripping costs	12,186	—
Other	27,417	1,191

	$415,806	$351,706

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(11) LONG-TERM DEBT

	At September 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Sale-leaseback of refractory ore treatment plant	$286,757	$296,979
8 3/8% debentures, net of discount	50,202	52,877
8 5/8% notes, due May 2011, net of discount	227,326	228,091
Newmont Australia 7 5/8% notes, net of premium	120,589	120,881
Newmont Australia 7 1/2% notes, net of premium	19,610	19,708
Medium-term notes	10,000	17,000
Newmont Australia infrastructure bonds	—	130,228
Prepaid forward sales obligation	145,000	145,000
Interest rate swaps	(7,036)	(7,716)
PTNNT project financing facility	696,448	—
PTNNT Sumitomo loan	87,615	—
Project financing, capital leases and other	53,715	74,451

	1,690,226	1,077,499
Current portion	(329,004)	(190,866)

	$1,361,222	$886,633

Scheduled minimum long-term debt repayments as of September 30, 2004 are $146.8 million for the remainder of 2004, $231.6 million in 2005, $170.2 million in 2006, $164.4 million in 2007, $236.6 million in 2008 and $740.6 million thereafter.

Revolving Credit Facility

Through July 29, 2004, the Company had three uncollateralized revolving credit facilities with a consortium of banks: a $200.0 million U.S. dollar-denominated revolving credit facility with an initial term of 364 days that was extendable annually to October 2006; a $400.0 million multi-currency revolving credit facility that matured in October 2006 and provided for borrowing in U.S., Canadian and Australian dollars, and which also contained a letter of credit sub-facility; and a $150.0 million multi-currency revolving credit facility that matured in 2005 and provided for borrowing in U.S. and Australian dollars. Interest rates and facility fees varied based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bore interest at a rate per annum equal to either the LIBOR plus a margin ranging from 0.45% to 1.25% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus a margin ranging from 0% to 0.25%. Facility fees were accrued at a rate per annum ranging from 0.10% to 0.40% of the commitment.

Effective July 30, 2004, the Company entered into a new uncollateralized $1.25 billion revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the three existing revolving credit facilities which were cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility matures July 30, 2009. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at a rate per annum equal to either LIBOR plus a margin ranging from 0.285% to 1.150% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus, in each case, a margin ranging from 0% to 0.150%. Facility fees accrue at a rate per annum ranging from 0.090% to 0.350% of the aggregate commitments. The Company also pays a utilization fee of 0.125% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. Letters of credit issued under the prior credit facilities’ letter of credit sub-facility were transferred to and remain outstanding under the new facility’s letter of credit sub-facility. At September 30, 2004, the facility fees were 0.125% of the commitment. There was $154.4 million outstanding under the letter of credit sub-facility as of September 30, 2004.

Newmont Australia Limited Infrastructure Bonds

In June 2004, Deutsche Bank Aktiengesellschaft (“DBA”) purchased the infrastructure bonds issued by GPS Finance Limited (“GPS Finance”) and transferred such bonds to GMK Investments Pty Ltd (“GMKI”). The forward purchase arrangement with DBA relating to the bonds issued by NP Finance was extended to June 2011 because certain tax-related benefits were still available to the bondholders. Subsequently, GMKI assigned its right to the forward purchase asset relating to the bonds issued by NP Finance to Newmont Pipelines Pty Ltd (“Newmont Pipelines”), a wholly-owned subsidiary of Newmont Australia Limited (“NAL”, formerly Normandy Mining Limited also referred to as “Newmont Australia”). NAL then sold both NP Finance and Newmont Pipelines to a third party for cash consideration of A$4.5 million. The June 2004 transactions described above resulted in the full extinguishment of both the infrastructure bonds obligation and asset, and Newmont recognized a gain on extinguishment of $4.7 million during the three

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

months ended June 30, 2004 in Interest income, foreign currency exchange and other income. For further information regarding these bonds, see Note 13 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003

Yanacocha

Trust Certificates. In June 2004, Yanacocha repaid the Trust Certificates in full.

$50 million Credit Facility: In June 2004, Yanacocha amended its $40 million line of credit with Banco de Credito del Peru to extend the term of the facility to June 2007, reduce the applicable interest rate and increase the facility to $50 million. The interest rate is LIBOR plus 0.65% through June 2005 and plus 2% thereafter. Yanacocha borrowed $10 million and $25 million on May 7, 2004 and June 30, 2004, respectively. Repayment of the entire balance was made during the third quarter. At September 30, 2004, there was no outstanding balance.

$20 million Credit Facility: In June 2004, Yanacocha obtained a $20 million credit facility with BBV Banco Continental that expires in June 2005. The interest rate is LIBOR plus 0.7%. There was no outstanding balance at September 30, 2004.

(12) RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

At September 30, 2004 and December 31, 2003, $387.4 million and $361.0 million, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2004 and December 31, 2003, $69.5 million and $58.6 million, respectively, were accrued for such obligations. These amounts are included in Other current liabilities and Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited, in thousands):

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Balance at beginning of nine-month period	$419,633	$302,229
Addition due to the consolidation of Batu Hijau (see Note 2)	47,492	—
Impact of adoption of SFAS 143	—	120,707
Additions and changes in estimates	10,632	21,496
Liabilities settled	(40,221)	(23,029)
Accretion expense	19,386	17,119

Balance at end of nine-month period	$456,922	$438,522

The current portions of Reclamation and remediation liabilities of $46.6 million and $57.4 million at September 30, 2004 and December 31, 2003, respectively, are included in Other current liabilities (see Note 10).

(13) SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

For the three months ended September 30, 2004 and 2003, losses of $0.6 million and $1.6 million, respectively, were included in income in Loss on derivative instruments, net for the ineffective portion of derivative instruments designated as cash flow or fair value hedges, and losses of zero and $45.3 million, respectively, for the change in fair value of derivative instruments that do not qualify as hedges. For the nine months ended September 30, 2004 and 2003, gains of $0.9 million and $29.4 million, respectively, were included in income in Gain on derivative instruments, net for the ineffective portion of derivative instruments designated as cash flow or fair value hedges, and gains of zero and losses of $4.7 million, respectively, for the change in fair value of derivative instruments that do not qualify as hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a loss of approximately $1.6 million. The maximum period over which hedged forecasted transactions are expected to occur is 7.3 years.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Newmont had the following contracts at September 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total/ Average	At September 30, 2004	At December 31, 2003
								U.S.$ (000)
Fixed Purchased Gold Put Option Contracts (U.S.$ Denominated):
Ounces (thousands)	48	205	100	20	—	—	373	$(9,522)	$(11,758)
Average price	$293	$292	$338	$397	$—	$—	$310
Silver Forward Contracts (U.S.$ Denominated):
Ounces (thousands)	300	1,200	50	—	—	—	1,550	$(1,482)	$(1,000)
Average price	$6.00	$6.01	$6.50	$—	$—	$—	$6.02
Copper Collar Contracts (U.S.$ Denominated):
Pounds (millions)	136.7	393.5	6.6	—	—	—	536.8	$(26,407)	N/A
Average cap price	$1.31	$1.30	$1.30	$—	$—	$—	$1.30
Average floor price	$1.10	$1.10	$1.10	$—	$—	$—	$1.10
Diesel Forward Purchase Contracts (U.S.$ Denominated):
Barrels (thousands)	30	40	—	—	—	—	70	$1,769	$637
Average price	$27.69	$27.69	$—	$—	$—	$—	$27.69
U.S.$/IDR Forward Purchase Contracts:
U.S.$ hedged (millions)	17.1	42.2	—	—	—	—	59.3	$(938)	N/A
Average hedge rate (IDR/U.S.$)	8,927	9,353	—	—	—	—	9,230
Australian Dollar Zero-Cost Collar Contracts:
U.S.$ (millions)	$69.0	$281.4	$134.6	$—	$—	$—	$485.0	$4,362	N/A
Average cap price (U.S.$ per A$1)	$0.750	$0.775	$0.800	$—	$—	$—	$0.778
Average floor price (U.S.$ per A$1)	$0.607	$0.577	$0.547	$—	$—	$—	$0.573

Newmont’s philosophy is to provide shareholders with leverage to gold prices by selling its gold production at market prices and generally avoids hedging. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates, and foreign currency. Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. During the nine months ended September 30, 2004, Newmont entered into copper collar contracts, U.S.$/IDR forward purchase contracts and Australian dollar net zero-cost collar contracts. Approximately 373.7 million pounds of copper are hedged by the copper collar contracts, which have been designated as cash flow hedges of forecasted copper sales, and as such, changes in the fair value related to the effective portion of the hedges have been recorded in Accumulated other comprehensive income. The remainder of the copper collar contracts are currently undesignated and are accounted for on a mark-to-market basis currently through earnings. The U.S.$/IDR forward purchase contracts and Australian dollar net zero-cost collar contracts have been designated as cash flow hedges of future IDR and Australian dollar expenditures, respectively, and as such, changes in the market value have been recorded in Accumulated other comprehensive income.

Australian Dollar Forward Contracts

The Company had no Australian dollar forward contracts outstanding as of September 30, 2004, although a position did exist as of December 31, 2003. These positions were closed during July 2004. The fair value of these contracts as of December 31, 2003 was positive $7.7 million.

Provisional Copper and Gold Sales

For the three and nine months ended September 30, 2004, PTNNT recorded gross revenues, before smelting and refining charges, of $256 million and $329 million for base metals, respectively, and $8 million and $20 million for gold, respectively, which were subject to final pricing adjustments. The average realized price adjustment for base metals was (3.0)% and 15.5% for the three and nine months ended September 30, 2004, respectively, and (0.9)% and 0.9% for gold for the same periods.

For the three and nine months ended September 30, 2003, PTNNT recorded gross revenues, before smelting and refining charges, of $107 million and $112 million for base metals, respectively, and $15 million each period for gold, which were subject to final pricing adjustments. The average realized price adjustment for base metals was 3.5% and 3.7% for the three and nine months ended September 30, 2003, respectively, and (0.1)% and 0.6% for gold for the same periods.

Price-Capped Sales Contracts

In September 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The fair value of the forward sales contracts of $53.8 million was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs in 2005 through 2011. As of September 30, 2004, the current portion of $4.7 million has been reclassified to Other current liabilities. The forward sales contracts are accounted for as normal sales contracts under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS 133.”

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Newmont had the following price-capped forward sales contracts outstanding at September 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date
Price-Capped Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average
(U.S.$ Denominated)
Ounces (thousands)	—	500	—	—	1,000	850	2,350
Average price	$—	$350	$—	$—	$384	$384	$377

Interest Rate Swap Contracts

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Under these contracts, Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at September 30, 2004 and December 31, 2003. Half of these contracts expire in July 2005 and half expire in May 2011. For the three months ended September 30, 2004 and 2003, these transactions resulted in a reduction in interest expense of $1.6 million and $1.9 million, respectively. For the nine months ended September 30, 2004 and 2003, these transactions resulted in a reduction in interest expense of $4.1 million and $5.5 million, respectively. The fair value of the ineffective portions accounted for as derivative assets was $3.9 million and $5.3 million at September 30, 2004 and December 31, 2003, respectively, and the fair value of the effective portions accounted for as fair value hedges were $7.0 million and $7.7 million at September 30, 2004 and December 31, 2003, respectively. Effective April 1, 2004, the Company re-designated $150 million of these contracts as new fair value hedges against portions of the 8.625% notes and the 8.375% debentures, which reduced the ineffective portions of these contracts.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(14) STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Comprehensive income:
Net income	$128,727	$114,434	$252,904	$322,536
Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable equity securities, net of tax of $(14,095), $(12,084), $(16,311) and $3,589, respectively	48,030	41,397	55,163	(1,751)
Foreign currency translation adjustments	21,025	(2,677)	13,296	29,432
Changes in fair value of cash flow hedge instruments, net of tax of $1,865, $2,848, $5,029 and $(27,666), respectively	(3,572)	(5,707)	(5,880)	65,491

Total other comprehensive income, net of tax	65,483	33,013	62,579	93,172

Comprehensive income	$194,210	$147,447	$315,483	$415,708

	At September 30, 2004	At December 31, 2003
	(unaudited, in thousands)
Accumulated other comprehensive income:
Unrealized gain on marketable equity securities, net of tax of $(16,173) and $138, respectively	$55,630	$467
Minimum pension liability adjustments, net of tax of $16,291 for each period	(30,274)	(30,274)
Foreign currency translation adjustments	13,449	153
Changes in fair value of cash flow hedge instruments, net of tax of $(16,246) and $(21,275), respectively	46,601	52,481

Accumulated other comprehensive income	$85,406	$22,827

(15) INTEREST INCOME, FOREIGN CURRENCY EXCHANGE AND OTHER INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Interest income	$5,861	$915	$15,309	$5,928
Foreign currency exchange gains (losses)	3,442	18,937	(5,015)	70,821
Gain (loss) on sale of property, plant, equipment and other assets	14,233	(925)	21,397	537
Other	3,634	3,440	12,267	8,718

	$27,170	$22,367	$43,958	$86,004

Interest income increased period-to-period as a result of an increase in income producing short-term investments. Foreign currency exchange gains (losses) result primarily from foreign currency gains (losses) on Canadian intercompany loans, the mark-to-market of undesignated foreign currency forwards and the effect of the translation of Newmont Australia Limited’s financial statements, due to changes in the Australian foreign exchange rates in relation to the U.S. dollar. As of December 31, 2003, the Company converted a substantial portion of the Canadian dollar-denominated intercompany demand loans to loans for which settlement is not planned. As a result, the Company has recorded foreign currency gains and losses with respect to the loans in Accumulated other comprehensive income during 2004. Gain (loss) on sales of property, plant and equipment and other assets increased each period primarily as a result of the sale of Bronzewing and the extinguishment of the Newmont Australia Infrastructure bonds (Note 11).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(16) OTHER COSTS AND EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Reclamation expense for non-operating mine sites	$11,195	$950	$14,377	$12,077
Severance and other closure expense	5,066	947	5,331	3,940
Inventory write-downs at non-operating properties	2,565	—	2,565	—
Landholding costs	2,543	—	2,543	3,302
Gas pipeline expense	2,408	738	2,408	1,603
Care and maintenance expense on non-operating properties	1,502	—	2,646	—
Miscellaneous taxes	1,244	—	3,355	—
Other	7,820	4,379	15,480	11,511

	$34,343	$7,014	$48,705	$32,433

(17) SEGMENT INFORMATION

Newmont made certain reclassifications in its segment presentation at and for the three and nine months ended September 30, 2003 to conform to changes in presentation reflected in internal management reporting at and for the three and nine months ended September 30, 2004.

The primary reclassifications relate to grouping the operating segments into new regions and eliminating the presentation of certain segments on a stand-alone basis as these segments no longer qualify as reportable segments per the requirements of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Newmont’s segments have been presented for the three and nine months ended September 30, 2004 and 2003 as follows:

•	The new Australia/New Zealand reportable segment primarily includes the Pajingo, Yandal, Tanami and Kalgoorlie gold mining operations in Australia, the Martha gold mining operation in New Zealand and the Golden Grove copper/zinc operation in Australia. The Pajingo gold operation no longer qualifies as a reportable segment.

•	Batu Hijau has been presented as a reportable segment due to Newmont consolidating the operation effective January 1, 2004.

•	The Other Indonesia reportable segment primarily includes the Minahasa gold operation and the Martabe gold property currently in the feasibility study stage.

•	The Central Asia/Europe reportable segment primarily includes the Zarafshan gold operation in Uzbekistan and the Ovacik gold operation in Turkey. The Zarafshan gold operation no longer qualifies as a reportable segment.

•	The Africa operating segment includes the Ahafo and Akyem gold properties in Ghana. Ahafo is under development while Akyem is undergoing an updated feasibility study in preparation for a development decision.

•	The Nevada, Other North America, Yanacocha, Other South America, Exploration, Merchant Banking and Corporate and Other operating segments have been grouped consistently with the original presentation at September 30, 2003.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following tables detail the financial information relating to Newmont’s segments:

Three Months Ended September 30, 2004

(Unaudited, in millions)

	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau	Other Indonesia
Sales, net	$237.9	$22.5	$310.3	$1.9	$206.5	$340.9	$8.7
Royalty and dividend income	$—	$—	$—	$—	$—	$—	$—
Gain on investments, net	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$—	$0.1	$—	$(0.3)	$0.8	$—
Interest expense	$—	$—	$3.3	$—	$—	$10.5	$—
Exploration, research and development	$7.5	$—	$7.0	$0.7	$5.5	$—	$2.2
Depreciation, depletion and amortization	$29.0	$5.5	$49.0	$0.3	$35.8	$30.1	$(0.5)
Pre-tax income (loss) before minority interest and equity income of affiliates	$30.1	$(1.8)	$130.9	$(2.0)	$2.7	$182.8	$(2.2)
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred stripping, net	$(7.3)	$(0.1)	$—	$—	$11.6	$21.3	$—
Write-down of long-lived assets	$—	$—	$4.2	$—	$5.4	$—	$—
Capital expenditures	$49.2	$5.5	$42.8	$0.4	$19.6	$3.5	$—

	Central Asia/ Europe	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$32.3	$—	$—	$—	$1.7	$1,162.7
Royalty and dividend income	$—	$—	$—	$19.1	$—	$19.1
Gain on investments, net	$—	$—	$—	$0.3	$—	$0.3
Interest income	$—	$—	$—	$0.6	$4.7	$5.9
Interest expense	$0.1	$—	$—	$—	$13.1	$27.0
Exploration, research and development	$0.5	$4.4	$20.7	$1.5	$4.1	$54.1
Depreciation, depletion and amortization	$8.2	$0.2	$0.8	$6.2	$3.4	$168.0
Pre-tax income (loss) before minority interest and equity income of affiliates	$6.6	$(4.5)	$(21.8)	$23.6	$(33.6)	$310.8
Equity income of affiliates	$—	$—	$—	$0.5	$—	$0.5
Amortization of deferred stripping, net	$(0.6)	$—	$—	$—	$—	$24.9
Write-down of long-lived assets	$—	$—	$—	$—	$—	$9.6
Capital expenditures	$2.5	$31.2	$(0.1)	$0.5	$11.4	$166.5

Three Months Ended September 30, 2003

(Unaudited, in millions)

	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Indonesia
Sales, net	$251.6	$33.1	$320.1	$18.0	$206.8	$8.8
Royalty and dividend income	$—	$—	$—	$—	$—	$—
Loss on investments, net	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.2	$—	$0.5	$—
Interest expense	$—	$—	$0.2	$—	$—	$—
Exploration, research and development	$5.4	$0.1	$4.2	$—	$4.1	$1.8
Depreciation, depletion and amortization	$37.1	$6.7	$48.5	$1.7	$38.2	$2.7
Pre-tax income (loss) before minority interest and equity income of affiliates	$37.1	$4.4	$160.2	$4.7	$37.1	$(0.4)
Equity income of affiliates	$—	$—	$—	$—	$0.2	$—
Amortization of deferred stripping, net	$(8.5)	$—	$—	$—	$(6.0)	$—
Write-down of long-lived assets	$—	$—	$—	$—	$1.6	$—
Capital expenditures	$33.6	$0.8	$54.9	$0.1	$39.9	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Central Asia/ Europe	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$37.1	$—	$—	$—	$5.7	$881.2
Royalty and dividend income	$—	$—	$—	$15.8	$—	$15.8
Loss on investments, net	$—	$—	$—	$(3.3)	$—	$(3.3)
Gain on extinguishment on debt and other obligations, net	$—	$—	$—	$49.5	$—	$49.5
Interest income	$0.1	$—	$—	$—	$—	$0.9
Interest expense	$0.1	$—	$—	$—	$18.5	$18.8
Exploration, research and development	$0.5	$0.1	$7.9	$1.5	$5.0	$30.6
Depreciation, depletion and amortization	$6.7	$0.6	$0.8	$7.2	$1.2	$151.4
Pre-tax income (loss) before minority interest and equity income of affiliates	$14.8	$(0.6)	$(8.7)	$52.3	$(84.0)	$216.9
Equity income of affiliates	$—	$—	$—	$—	$35.4	$35.6
Amortization of deferred stripping, net	$(1.1)	$—	$—	$—	$—	$(15.6)
Write-down of long-lived assets,	$—	$—	$—	$—	$2.0	$3.6
Capital expenditures	$3.4	$8.4	$0.4	$—	$5.6	$147.1

Nine Months Ended September 30, 2004

(Unaudited, in millions)

	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau		Other Indonesia
Sales, net	$736.1	$87.6	$882.1	$7.7	$633.7		$797.5	$30.1
Royalty and dividend income	$—	$—	$—	$—	$—		$—	$—
Loss on investments, net	$—	$—	$—	$—	$—		$—	$—
Interest income	$—	$—	$0.5	$—	$0.8		$2.0	$—
Interest expense	$—	$—	$3.9	$—	$0.1		$32.5	$—
Exploration, research and development	$15.6	$—	$13.2	$1.6	$14.6		$—	$6.6
Depreciation, depletion and amortization	$95.7	$17.6	$151.2	$2.0	$116.9		$85.2	$2.6
Pre-tax income (loss) before minority interest and equity income of affiliates	$99.6	$8.8	$383.4	$(6.0)	$36.5		$387.9	$(3.2)
Equity income of affiliates	$—	$—	$—	$—	$—	$		$—
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—		$(83.8)	$—
Amortization of deferred stripping, net	$(47.0)	$(0.1)	$—	$—	$9.3		$48.1	$—
Write-down of long-lived assets	$—	$—	$4.2	$—	$5.3		$—	$—
Capital expenditures	$116.6	$9.6	$176.4	$0.8	$89.7		$29.4	$—
Deferred Stripping	$109.2	$6.8	$—	$—	$10.4		$(115.3)	$—
Total Assets	$1,547.3	$100.7	$1,147.5	$12.3	$1,389.9		$2,336.7	$93.8

	Central Asia/ Europe	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$112.5	$—	$—	$—	$6.8	$3,294.1
Royalty and dividend income	$—	$—	$—	$47.6	$—	$47.6
Loss on investments, net	$—	$—	$—	$(39.2)	$—	$(39.2)
Interest income	$0.1	$—	$—	$0.6	$11.3	$15.3
Interest expense	$0.4	$—	$—	$—	$40.5	$77.4
Exploration, research and development	$2.6	$11.2	$52.5	$4.8	$16.3	$139.0
Depreciation, depletion and amortization	$24.0	$0.4	$2.4	$18.1	$7.0	$523.1
Pre-tax income (loss) before minority interest and equity income of affiliates	$17.7	$(15.2)	$(56.4)	$(4.9)	$(109.9)	$738.3
Equity income of affiliates	$—	$—	$—	$2.1	$—	$2.1
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$36.7	$(47.1)
Amortization of deferred stripping, net	$(1.9)	$—	$—	$—	$—	$8.4
Write-down of long-lived assets,	$16.3	$—	$—	$—	$0.1	$25.9
Capital expenditures	$16.1	$51.7	$0.1	$4.2	$25.3	$519.9
Deferred Stripping	$3.6	$—	$—	$—	$—	$14.7
Total Assets	$178.6	$291.6	$1,144.4	$2,407.8	$1,767.0	$12,417.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Nine Months Ended September 30, 2003

(Unaudited, in millions)

	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Indonesia
Sales, net	$658.2	$108.7	$781.3	$57.9	$589.3	$30.4
Royalty and dividend income	$—	$—	$—	$—	$—	$—
Gain on investments, net	$—	$—	$—	$—	$—	$—
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.7	$—	$4.1	$—
Interest expense	$0.1	$—	$2.7	$—	$—	$—
Exploration, research and development	$13.7	$0.1	$9.9	$—	$12.7	$4.7
Depreciation, depletion and amortization	$103.4	$24.9	$124.4	$5.6	$112.5	$6.6
Pre-tax income (loss) before minority interest and equity income of affiliates	$81.3	$9.3	$365.5	$15.7	$54.7	$(2.7)
Equity loss and impairment in Australian Magnesium Corporation	$—	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$0.8	$—
Cumulative effect of a change in accounting principle	$(14.4)	$(3.4)	$(32.4)	$(0.2)	$(3.5)	$(3.4)
Amortization of deferred stripping, net	$(20.5)	$(0.3)	$—	$—	$(8.4)	$—
Write-down of long-lived assets	$—	$—	$1.2	$—	$2.2	$—
Capital expenditures	$86.2	$3.0	$154.6	$0.7	$85.8	$—
Deferred stripping	$57.9	$6.6	$—	$—	$18.3	$—
Total assets	$1,505.6	$138.7	$1,306.1	$24.2	$1,534.7	$24.1

	Central Asia/ Europe	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$109.9	$—	$—	$—	$16.2	$2,351.9
Royalty and dividend income	$—	$—	$—	$40.8	$—	$40.8
Gain on investments, net	$—	$—	$—	$81.4	$—	$81.4
Gain on extinguishment of debt and other obligations, net	$—	$—	$—	$201.0	$—	$201.0
Interest income	$0.1	$—	$—	$0.1	$0.8	$5.9
Interest expense	$0.5	$—	$—	$—	$68.1	$71.4
Exploration, research and development	$1.6	$4.2	$22.8	$4.8	$8.2	$82.7
Depreciation, depletion and amortization	$19.4	$1.3	$2.5	$17.5	$3.3	$421.4
Pre-tax income (loss) before minority interest and equity income of affiliates	$44.2	$(5.5)	$(25.6)	$297.2	$(56.1)	$778.0
Equity loss and impairment in Australian Magnesium Corporation	$—	$—	$—	$—	$(120.1)	$(120.1)
Equity income of affiliates	$—	$—	$—	$(0.1)	$61.8	$62.5
Cumulative effect of a change in accounting principle	$(0.7)	$—	$—	$—	$23.5	$(34.5)
Amortization of deferred stripping, net	$(0.5)	$—	$—	$—	$—	$(29.7)
Write-down of long-lived assets,	$—	$—	$—	$—	$2.0	$5.4
Capital expenditures	$7.1	$14.8	$0.3	$—	$13.7	$366.2
Deferred stripping	$0.8	$—	$—	$—	$—	$83.6
Total assets	$180.0	$162.1	$1,184.6	$2,131.3	$1,544.0	$9,735.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(18) STOCK BASED COMPENSATION

The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost has been recognized for stock option grants. Had compensation cost for the options been determined based on fair value at grant dates as prescribed by SFAS 123, “Accounting for Stock Based Compensation,” the Company’s net income and net income per common share would have been the pro forma amounts indicated below (unaudited, in millions, except per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income applicable to common shares
As reported	$128.7	$114.4	$252.9	$322.5
SFAS 123 expense	(3.1)	(4.2)	(9.3)	(12.4)

Pro forma	$125.6	$110.2	$243.6	$310.1

Net income per common share, basic
As reported	$0.29	$0.28	$0.57	$0.80
SFAS 123 expense	(0.01)	(0.01)	(0.02)	(0.03)

Pro forma	$0.28	$0.27	$0.55	$0.77

Net income per common share, diluted
As reported	$0.29	$0.28	$0.57	$0.79
SFAS 123 expense	(0.01)	(0.01)	(0.02)	(0.03)

Pro forma	$0.28	$0.27	$0.55	$0.76

The Company recognized in the Statements of Consolidated Income a total of $3.6 million and $11.1 million of non-cash compensation for the three and nine months ended September 30, 2004, respectively, related to deferred and restricted stock awards granted. The Company recognized in the Statements of Consolidated Income a total of $3.0 million and $9.2 million of non-cash compensation for the three and nine months ended September 30, 2003, respectively, related to deferred and restricted stock awards granted.

(19) EMPLOYEE PENSION AND OTHER BENEFIT PLANS

The following table provides components of net periodic pension benefit cost for the indicated periods (unaudited, in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic pension benefit cost:
Service cost	$2,786	$2,348	$911	$746
Interest cost	4,415	4,130	1,058	938
Expected return on plan assets	(3,384)	(3,016)	—	—
Amortization of prior service cost	196	211	(141)	(108)
Amortization of loss (gain)	1,094	571	(14)	(200)
Amortization of net asset	(2)	(2)	—	—

Total net periodic pension benefit cost	$5,105	$4,242	$1,814	$1,376

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic pension benefit cost:
Service cost	$8,357	$7,042	$2,734	$2,236
Interest cost	13,244	12,390	3,173	2,814
Expected return on plan assets	(10,150)	(9,047)	—	—
Amortization of prior service cost	589	633	(421)	(323)
Amortization of loss (gain)	3,282	1,714	(42)	(598)
Amortization of net asset	(5)	(5)	—	—

Total net periodic pension benefit cost	$15,317	$12,727	$5,444	$4,129

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(20) SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2004	2003
	(unaudited, in thousands)
Noncash extinguishment of infrastructure bonds (see Note 11)	$124,119	$—
Interest paid, net of amounts capitalized	$63,236	$97,413
Income taxes paid	$214,693	$145,157

(21) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

	Three Months Ended September 30, 2004
Consolidating Statements of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold, net	$—	$698.4	$191.2	$—	$889.6
Sales—base metals, net	—	254.0	19.1	—	273.1

	—	952.4	210.3	—	1,162.7

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	353.3	131.4	(3.5)	481.2
Base metals	—	86.8	14.6	—	101.4
Depreciation, depletion and amortization	—	122.3	45.7	—	168.0
Exploration, research and development	—	34.4	19.7	—	54.1
General and administrative	—	19.8	(0.4)	2.9	22.3
Write-down of long-lived assets	—	4.2	5.4	—	9.6
Other	—	14.7	19.6	—	34.3

	—	635.5	236.0	(0.6)	870.9

Other income (expense)
Gain on investments, net	—	—	0.3	—	0.3
Gain (loss) on derivative instruments, net	—	0.1	(0.7)	—	(0.6)
Royalty and dividend income	0.5	0.4	18.3	(0.1)	19.1
Interest income, foreign currency exchange and other income (loss)—intercompany	28.3	57.7	0.4	(86.4)	—
Interest income, foreign currency exchange and other income	2.6	16.3	8.3	—	27.2
Interest expense—intercompany	(50.5)	—	(35.9)	86.4	—
Interest expense, net of capitalized interest	(0.9)	(23.2)	(2.9)	—	(27.0)

	(20.0)	51.3	(12.2)	(0.1)	19.0

Pre-tax (loss) income before minority interest and equity income of affiliates	(20.0)	368.2	(37.9)	0.5	310.8
Income tax benefit (expense)	7.0	(129.2)	30.1	—	(92.1)
Minority interest in (income) loss of subsidiaries	—	(91.3)	4.2	(3.3)	(90.4)
Equity income (loss) of affiliates	141.7	(0.1)	28.1	(169.3)	0.4

Net income (loss)	$128.7	$147.6	$24.5	$(172.1)	$128.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Three Months Ended September 30, 2003
Consolidating Statements of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$666.5	$204.5	$—	$871.0
Sales—base metals, net	—	—	10.2	—	10.2

	—	666.5	214.7	—	881.2

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	328.2	128.6	(0.3)	456.5
Base metals	—	—	4.9	—	4.9
Depreciation, depletion and amortization	—	104.4	47.0	—	151.4
Exploration, research and development	—	16.6	14.0	—	30.6
General and administrative	—	21.6	7.3	0.1	29.0
Write-down of long-lived assets	—	1.9	1.7	—	3.6
Other	—	(2.6)	2.0	7.6	7.0

	—	470.1	205.5	7.4	683.0

Other income (expense)
Loss on investments, net	—	(7.6)	(3.3)	7.6	(3.3)
Gain (loss) on derivative instruments, net	—	89.0	(135.9)	—	(46.9)
Gain on extinguishment of NYOL bonds, net	—	—	0.1	19.5	19.6
Gain on extinguishment of NYOL derivatives liability, net	—	—	29.9	—	29.9
Royalty and dividend income	—	0.1	15.9	(0.2)	15.8
Interest income, foreign currency exchange and other (loss) income —intercompany	5.5	12.8	3.0	(21.3)	—
Interest income, foreign currency exchange and other income	0.2	9.6	12.6	—	22.4
Interest expense—intercompany	(0.7)	(5.0)	(16.3)	22.0	—
Interest expense, net of capitalized interest	(1.2)	(15.3)	(2.3)	—	(18.8)

	3.8	83.6	(96.3)	27.6	18.7

Pre-tax income before minority interest and equity income of affiliates	3.8	280.0	(87.1)	20.2	216.9
Income tax (expense) benefit	(1.3)	(116.6)	42.0	(5.1)	(81.0)
Minority interest in (income) loss of subsidiaries	—	(57.2)	12.1	(12.0)	(57.1)
Equity income (loss) of affiliates s	112.0	36.0	178.7	(291.1)	35.6

Net income	$114.5	$142.2	$145.7	$(288.0)	$114.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Nine Months Ended September 30, 2004
Consolidating Statements of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues	$—	$2,039.3	$585.5	$—	$2,624.8
Sales—gold	—	607.5	61.8	—	669.3

Sales—base metals, net	—	2,646.8	647.3	—	3,294.1

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,055.5	400.9	(9.5)	1,446.9
Base metals	—	221.4	46.5	—	267.9
Depreciation, depletion and amortization	—	379.4	143.7	—	523.1
Exploration, research and development	—	85.4	53.6	—	139.0
General and administrative	—	62.5	8.8	8.6	79.9
Write-down of long-lived assets	—	4.2	21.7	—	25.9
Other	(0.1)	20.2	28.7	—	48.8

	(0.1)	1,828.6	703.9	(0.9)	2,531.5

Other income (expense)
Loss on investments, net	—	(2.3)	(36.9)	—	(39.2)
Gain (loss) on derivative instruments, net	—	1.1	(0.2)	—	0.9
Loss on extinguishment of debt	—	(0.2)	—	—	(0.2)
Royalty and dividend income	0.5	0.9	46.4	(0.2)	47.6
Interest income, foreign currency exchange and other income (loss) - intercompany	74.2	35.4	0.5	(110.1)	—
Interest income, foreign currency exchange and other income	2.2	18.9	22.8	—	43.9
Interest expense - intercompany	(5.6)	—	(104.5)	110.1	—
Interest expense, net of capitalized interest	(2.0)	(68.1)	(7.3)	—	(77.4)

	69.3	(14.3)	(79.2)	(0.2)	(24.4)

Pre-tax income (loss) before minority interest, equity income (loss) of affiliates and cumulative effect of a change in accounting principle	69.4	803.9	(135.8)	0.7	738.2
Income tax (expense) benefit	(24.3)	(316.1)	130.4	—	(210.0)
Minority interest in (income) loss of subsidiaries	—	(233.1)	3.5	(0.8)	(230.4)
Equity in income of affiliates	207.8	—	44.2	(249.8)	2.2

Income before cumulative effect of a change in accounting principle	252.9	254.7	42.3	(249.9)	300.0
Cumulative effect of a change in accounting principle, net	—	(47.1)	—	—	(47.1)

Net income	$252.9	$207.6	$42.3	$(249.9)	$252.9

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Nine Months Ended September 30, 2003
Consolidating Statements of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Revenues
Sales—gold	$—	$1,743.8	$565.7	$—	$2,309.5
Sales—base metals, net	—	—	42.4	—	42.4

	—	1,743.8	608.1	—	2,351.9

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	901.4	377.9	(1.6)	1,277.7
Base metals	—	—	30.2	—	30.2
Depreciation, depletion and amortization	—	285.6	135.8	—	421.4
Exploration, research and development	—	44.4	38.3	—	82.7
General and administrative	—	64.6	21.5	0.6	86.7
Write-down of long-lived assets	—	3.1	2.3	—	5.4
Other	—	26.2	6.2	—	32.4

	—	1,325.3	612.2	(1.0)	1,936.5

Other income (expense)
(Loss) gain on investments, net	—	(7.6)	89.0	—	81.4
Gain (loss) on derivative instruments, net	—	70.4	30.9	(76.6)	24.7
Gain on extinguishment of NYOL bonds, net	—	—	0.1	113.9	114.0
Gain on extinguishment of NYOL derivatives liability, net	—	—	29.9	76.6	106.5
Loss on extinguishment of debt	—	(14.3)	(5.2)	—	(19.5)
Royalty and dividend income	—	0.3	41.6	(1.1)	40.8
Interest income, foreign currency exchange and other income (loss)—intercompany	15.7	25.4	8.9	(50.0)	—
Interest income, foreign currency exchange and other income (loss)	56.4	20.8	8.9	—	86.1
Interest expense—intercompany	(5.3)	(9.9)	(35.6)	50.8	—
Interest expense, net of capitalized interest	(2.3)	(52.6)	(16.5)	—	(71.4)

	64.5	32.5	152.0	113.6	362.6

Pre-tax income before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle	64.5	451.0	147.9	114.6	778.0
Income tax expense	(22.6)	(163.3)	(72.1)	25.4	(232.6)
Minority interest in (income) loss of subsidiaries	—	(133.1)	21.5	(19.1)	(130.7)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(120.1)	—	(120.1)
Equity income of affiliates	280.6	61.8	333.3	(613.3)	62.4

Income before cumulative effect of a change in accounting principle	322.5	216.4	310.5	(492.4)	357.0
Cumulative effect of a change in accounting principle, net	—	(31.5)	(3.0)	—	(34.5)

Net income	$322.5	$184.9	$307.5	$(492.4)	$322.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	At September 30, 2004
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	1,328.0	89.0	—	1,417.0
Marketable securities and other short-term investments	—	3.5	129.2	—	132.7
Trade receivables	—	158.9	10.3	—	169.2
Accounts receivable	1,360.5	412.7	469.1	(2,158.1)	84.2
Inventories	—	187.4	52.3	—	239.7
Stockpiles and ore on leach pads	—	197.6	43.6	—	241.2
Deferred stripping costs	—	28.6	9.2	—	37.8
Deferred income tax assets	—	162.7	31.3	—	194.0
Other current assets	3.7	53.9	12.8	—	70.4

Current assets	1,364.2	2,533.3	846.8	(2,158.1)	2,586.2
Property, plant and mine development, net	(1.5)	3,712.7	1,552.8	—	5,264.0
Investments	56.8	—	248.7	—	305.5
Investments in subsidiaries	4,564.6	—	3,528.9	(8,093.5)	—
Deferred stripping costs	—	87.5	4.8	—	92.3
Long-term stockpiles and ore on leach pads	—	493.1	42.8	—	535.9
Deferred income tax assets	(17.5)	347.9	30.9	—	361.3
Other long-term assets	1,431.3	728.7	98.0	(2,074.2)	183.8
Goodwill	—	93.7	2,994.9	—	3,088.6

Total assets	$7,397.9	7,996.9	9,348.6	(12,325.8)	12,417.6

Liabilities
Current portion of long-term debt	$—	308.4	20.6	—	329.0
Accounts payable	172.6	1,585.7	609.3	(2,159.7)	207.9
Employee-related benefits	—	87.7	23.3	—	111.0
Other accrued liabilities	33.1	294.7	84.3	3.7	415.8

Current liabilities	205.7	2,276.5	737.5	(2,156.0)	1,063.7
Long-term debt	—	1,238.9	122.3	—	1,361.2
Reclamation and remediation liabilities	—	278.6	131.7	—	410.3
Deferred revenue from sale of future production	—	49.1	—	—	49.1
Deferred income tax liabilities	43.0	175.7	133.5	25.4	377.6
Employee-related benefits	—	203.8	20.6	—	224.4
Advanced stripping costs	—	103.2	—	—	103.2
Other long-term liabilities	202.2	102.0	2,276.7	(2,239.0)	341.9

Total liabilities	450.9	4,427.8	3,422.3	(4,369.6)	3,931.4

Minority interest in subsidiaries	—	856.6	303.3	(336.1)	823.8

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	651.1	—	—	—	651.1
Additional paid-in capital	5,745.9	2,219.7	4,837.2	(6,341.9)	6,460.9
Accumulated other comprehensive income (loss)	85.4	(47.7)	32.1	15.6	85.4
Retained earnings	464.6	540.5	693.0	(1,233.1)	465.0

Total stockholders’ equity	6,947.0	2,712.5	5,623.0	(7,620.1)	7,662.4

Total liabilities and stockholders’ equity	$7,397.9	7,996.9	9,348.6	(12,325.8)	12,417.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	At December 31, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Assets
Cash and cash equivalents	$—	$1,211.2	$102.8	$—	$1,314.0
Marketable securities and other short-term investments	—	3.1	271.5	—	274.6
Trade receivables	—	6.4	13.7	—	20.1
Accounts receivable	1,791.0	328.4	310.6	(2,359.4)	70.6
Inventories	—	156.0	69.7	—	225.7
Stockpiles and ore on leach pads	—	210.8	37.8	—	248.6
Deferred stripping costs	—	41.0	19.1	—	60.1
Deferred income tax assets	—	48.6	8.1	—	56.7
Other current assets	(122.9)	53.0	(81.0)	251.2	100.3

Current assets	1,668.1	2,058.5	752.3	(2,108.2)	2,370.7
Property, plant and mine development, net	—	2,146.4	1,569.1	—	3,715.5
Investments	—	709.7	892.8	(868.5)	734.0
Investments in subsidiaries	4,154.1	—	2,608.7	(6,762.8)	—
Deferred stripping costs	—	28.0	2.3	—	30.3
Long-term stockpiles and ore on leach pads	—	284.3	21.5	—	305.8
Deferred income tax assets	6.8	359.6	3.4	—	369.8
Other long-term assets	1,313.6	586.9	232.6	(2,026.3)	106.8
Goodwill	—	93.7	2,948.9	—	3,042.6

Total assets	$7,142.6	$6,267.1	$9,031.6	$(11,765.8)	$10,675.5

Liabilities
Current portion of long-term debt	$—	$59.9	$131.0	$—	$190.9
Accounts payable	129.5	1,643.0	756.4	(2,365.7)	163.2
Employee-related benefits	—	107.7	28.6	—	136.3
Other current liabilities	27.2	224.9	100.8	(1.3)	351.6

Current liabilities	156.7	2,035.5	1,016.8	(2,367.0)	842.0
Long-term debt	—	745.5	141.1	—	886.6
Reclamation and remediation liabilities	—	238.2	124.1	—	362.3
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Deferred income tax liabilities	43.0	—	182.1	25.4	250.5
Employee-related benefits	—	221.2	32.5	—	253.7
Other long-term liabilities	372.2	102.0	1,703.6	(1,882.6)	295.2

Total liabilities	571.9	3,396.2	3,200.2	(4,224.2)	2,944.1

Minority interest in subsidiaries	—	377.1	307.7	(338.3)	346.5

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	638.0	—	32.4	(32.4)	638.0
Additional paid-in capital	5,603.4	2,206.2	4,705.9	(6,092.2)	6,423.3
Accumulated other comprehensive income (loss)	22.8	(43.1)	13.5	29.6	22.8
Retained earnings	306.5	330.7	711.2	(1,047.6)	300.8

Total stockholders’ equity	6,570.7	2,493.8	5,523.7	(7,203.3)	7,384.9

Total liabilities and stockholders’ equity	$7,142.6	$6,267.1	$9,031.6	$(11,765.8)	$10,675.5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Nine Months Ended September 30, 2004
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$252.9	$207.6	$42.3	$(249.9)	$252.9
Adjustments to reconcile net income to net cash provided by operating activities	(185.1)	772.1	80.0	250.6	917.6
Change in operating assets and liabilities	(1.5)	(143.1)	(52.9)	(0.7)	(198.2)

Net cash provided by operating activities	66.3	836.6	69.4	—	972.3

Investing activities:
Additions to property, plant and mine development	—	(368.6)	(151.3)	—	(519.9)
Investment in marketable equity securities	(39.9)	—	(179.3)	—	(219.2)
Cash recorded on consolidation of Batu Hijau	—	82.2	—	—	82.2
Proceeds from asset sales and other	—	15.4	11.7	—	27.1

Net cash used in investing activities	(39.9)	(271.0)	(318.9)	—	(629.8)

Financing activities:
Net borrowings (repayments)	22.7	(370.8)	244.7	—	(103.4)
Dividends paid on common stock	(80.7)	—	(8.0)	—	(88.7)
Dividends paid to minority interests	—	(94.5)	—		(94.5)
Proceeds from stock issuance and other	33.4	—	—	—	33.4
Change in restricted cash and other	(1.8)	17.3	1.0	—	16.5

Net cash (used in) provided by financing activities	(26.4)	(448.0)	237.7	—	(236.7)

Effect of exchange rate changes on cash	—	(0.8)	(2.0)	—	(2.8)

Net change in cash and cash equivalents	—	116.8	(13.8)	—	103.0
Cash and cash equivalents at beginning of period	—	1,211.2	102.8	—	1,314.0

Cash and cash equivalents at end of period	$—	$1,328.0	$89.0	$—	$1,417.0

	Nine Months Ended September 30, 2003
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(unaudited, in millions)
Operating activities:
Net income	$322.5	$184.9	$307.5	$(492.4)	$322.5
Adjustments to reconcile net income to net cash provided by operating activities	(336.9)	316.6	(184.9)	492.4	287.2
Change in operating assets and liabilities	15.8	(50.8)	(94.2)	—	(129.2)

Net cash provided by operating activities	1.4	450.7	28.4	—	480.5

Investing activities:
Additions to property, plant and mine development	—	(266.3)	(99.9)	—	(366.2)
Proceeds from sale of short-term investments	—	—	232.2	—	232.2
Proceeds from sale of TVX Newmont Americas	—	—	180.0	—	180.0
Investments in affiliates and other	0.6	19.3	(127.2)	—	(107.3)

Net cash provided by (used in) investing activities	0.6	(247.0)	185.1	—	(61.3)

Financing activities:
Net borrowings (repayments)	(13.6)	60.9	(393.4)	—	(346.1)
Dividends paid on common stock	(43.2)	—	(5.5)	—	(48.7)
Dividends paid to minority interests	—	(80.3)	—	—	(80.3)
Proceeds from stock issuance and other	54.8	—	—	—	54.8

Net cash used in financing activities	(2.0)	(19.4)	(398.9)	—	(420.3)

Effect of exchange rate changes on cash	—	1.2	17.6	—	18.8

Net change in cash and cash equivalents	—	185.5	(167.8)	—	17.7
Cash and cash equivalents at beginning of period	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of period	$—	$350.6	$68.8	$—	$419.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(22) COMMITMENTS AND CONTINGENCIES

General

The Company follows SFAS 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies and legal expenses associated with the contingency are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss may be incurred.

Operating Segments

The Company’s operating segments are identified in Note 17. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 22 relate to the Corporate and Other category. The Normandy Madencilik A.S. matters relate to the Central Asia/Europe reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Indonesia reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited and the Newmont Australia Limited matters relate to the Australia/New Zealand reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2004 and at December 31, 2003, $387.4 million and $361.0 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $69.5 million and $58.6 million were accrued for such obligations at September 30, 2004 and December 31, 2003, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 80% greater or 34% lower than the amount accrued at September 30, 2004. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Costs and expenses, Other in the period estimates are revised.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Nevada Operations. In November 2002, Great Basin Mine Watch and the Mineral Policy Center (Appellants) filed suit in U.S. District Court in Nevada against the Department of the Interior and the Bureau of Land Management (BLM), challenging and seeking to enjoin the BLM’s July 2002 Record of Decision approving the company’s amended Plan of Operations covering the Gold Quarry South Layback Project, and the BLM’s September 2002 Record of Decision approving a new Plan of Operations for the Leeville Mine. Appellants sought a declaration that the BLM’s decisions were unlawful and an injunction prohibiting Newmont’s approved activities. Newmont intervened in this action on behalf of the government defendants and filed an answer denying all of Appellants’ claims. In March, 2004, the Court granted summary judgment in favor of the government and Newmont on all claims, thus ending the U.S. District Court proceedings. In June 2004, Appellants appealed the U.S. District Court’s decision to the U.S. Ninth Circuit Court of Appeals. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the Company’s financial position or results of operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In October 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Appellant alleges that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont intervened in this action on behalf of the NDEP. A hearing before the Nevada State Environmental Commission was held in June 2003 in Elko, Nevada. At the end of the hearing, the Commission ruled in favor of NDEP on all claims and affirmed NDEP’s renewal of the Clean Water Act discharge permit. Appellant appealed this decision in the Nevada District Court in Carson City, Nevada. In April 2004, the Nevada District Court heard the case and, in September 2004, it ruled in favor of NDEP on most issues but ruled in favor of Great Basin Mine Watch with respect to certain proposed permit amendments. Newmont and NDEP filed an appeal with the Nevada Supreme Court, seeking to uphold these proposed amendments. The Nevada District Court stayed its decision pending this appeal and Gold Quarry continues to operate under its renewed permit. While Newmont believes Great Basin Mine Watch’s position is without merit, it cannot reasonably predict the final outcome of this appeal, and an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

In December 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission challenging NDEP’s November 2002 decision renewing a water pollution control permit for Newmont’s Lone Tree Mine. This appeal alleges that NDEP’s renewal violated various procedural and substantive requirements under Nevada’s water quality laws. Newmont has intervened in this appeal. A hearing before the Nevada State Environmental Commission was held in February 2003 in Carson City, Nevada. At the close of the hearing, the Commission ruled in favor of NDEP on all claims, and affirmed NDEP’s renewal of the permit. Great Basin Mine Watch appealed this decision in the Nevada District Court in Carson City. At a hearing in June 2004, the judge ruled in favor of NDEP on all claims, and affirmed NDEP’s renewal of the permit. Great Basin Mine Watch filed an appeal of this decision with the Nevada Supreme Court. While Newmont believes that this appeal was without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

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

Normandy Madencilik A.S.—100% Newmont Owned

The Ovacik mine has a long history of legal challenges to the operation of the mine and, in particular, its use of cyanide in gold production. These challenges involve a multitude of proceedings and have a complex procedural history that, in June 2001, resulted in a judicial order granting the plaintiffs’ request to cancel Ovacik’s operating permits. Newmont appealed this decision and, during the appeal, the mine continued to operate under interim licenses. In July 2004, the appellate court issued a verdict in favor of the plaintiffs and nullifying the interim licenses. As a result, Ovacik production was suspended on August 19, 2004 by the Izmir provisional Governor pending completion of certain additional permitting requirements. The operation is complying with the court’s order and is working with the appropriate Turkish government agencies to obtain permission to resume operation of the mine as soon as possible. The Company believes that the suspension of operations will be temporary and that the operating permits will be reinstated, although the timing of their reinstatement is not known. In addition, the Ovacik mine also continues to be challenged in other Turkish court proceedings.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Newmont cannot reasonably predict the final outcome of any of the above-described legal proceedings or permitting efforts or if and when the mine will be reopened. In addition, subject to the mine reopening, Newmont is renegotiating the terms of a previously-announced sale of the mine.

PT Newmont Minahasa Raya—80% Newmont Owned

A criminal complaint and a civil lawsuit have been filed against PT Newmont Minahasa Raya (“PTNMR”), the Newmont subsidiary that operated the Minahasa mine in Indonesia, in relation to alleged environmental pollution relating to submarine tailings placement into nearby Buyat Bay. While the Indonesian police recently released five PTNMR employees from a detention facility at police headquarters in Jakarta, the police investigation into the pollution allegations is continuing. The civil lawsuit, pending in the South Jakarta District Court, was filed by three residents of Buyat Pante, a village located near the Minahasa mine. The three residents seek damages in excess of US$500 million. Independent sampling and testing conducted by the World Health Organization, the Australian Commonwealth Scientific and Industrial Research Organization, and the Indonesian Government’s Ministry of Environment all confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in the Bay or the health of nearby residents. The company remains steadfast that it has not caused pollution or health problems and will continue to vigorously defend itself against these allegations.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On September 10, 2001, Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the elemental mercury spill incident.

In July 2002, other lawsuits were served against Yanacocha, various wholly-owned subsidiaries of Newmont and/or other defendants in the Denver District Court for the State of Colorado and in the United States District Court for the District of Colorado, by approximately 140 additional Peruvian plaintiffs and by the same plaintiffs who filed the September 2001 lawsuit. These actions also seek compensatory and punitive damages based on claims associated with the elemental mercury spill incident. All of these lawsuits remain stayed pending further judicial action.

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

Cerro Quilish. In October 2000, the Provincial Municipality of Cajamarca enacted an ordinance declaring Cerro Quilish and its watershed to be a reserved and natural protected area. Cerro Quilish is an ore deposit that contains reserves of 1.98 million equity ounces and is located in the same watershed as the City of Cajamarca. Yanacocha challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas. The case was heard in early 2003, and on April 30, 2003, the Constitutional Tribunal issued a decision holding that, because Yanacocha acquired the mining concessions in the Cerro Quilish area many years before the adoption of the contested ordinance, its rights were not impacted by the ordinance. On May 8, 2003, the Constitutional Tribunal reaffirmed its ruling in this mater.

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

In the third quarter 2004, Yanacocha received a drilling permit for the Cerro Quilish deposit and commenced drilling activities to further define the deposit. During September 2004, individuals from the Cajamarca region conducted a sustained blockade of the road between the City of Cajamarca and the mine site, in protest of these exploration activities. Yanacocha suspended all drilling activities at Cerro Quilish and the blockade was resolved. Yanacocha has now requested the revocation of its Cerro Quilish drilling permit, and the Company will reevaluate, as part of its year end reserve estimation process, whether the deposit’s 1.98 million equity gold ounces should remain in reserves.

Newmont Australia Limited—100% Newmont Owned

In February 1999, Normandy Mining Limited (“Normandy,” now know as Newmont Australia Limited) sold certain subsidiary companies in a transaction that resulted in net cash proceeds of A$663 million. The sale did not give rise to any tax liability to Normandy because of the tax basis that Normandy had in the shares of the subsidiaries and the capital losses available to offset the net gain realized on the sale. This transaction is currently the subject of a review by the Australian Taxation Office (“ATO”). The ATO has sought documents from Newmont Australia Limited, the buyer of the subsidiaries and other parties. In December 2003, the ATO issued two draft position papers with respect to its current view of certain proposed tax adjustments required for two of Newmont Australia Limited’s wholly-owned Australian subsidiaries that participated in the transaction. The Company continues to believe that Normandy’s tax treatment was in accordance with the provisions of the relevant tax laws and intends to vigorously defend its position. The Company cannot reasonably predict what the ATO’s reaction will be to its response or what future action the ATO may take in relation to this matter.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, but others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. As of September 30, 2004 and December 31, 2003 the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $303.9 million and $244.8 million, respectively, classified in Other long-term liabilities. This amount represents what the Company believes will be the probable outcome from resolution of such disputes for all tax years for which additional income taxes can be assessed.

Guarantee of Third Party Indebtedness

Newmont is the guarantor of an A$71.0 million (approximately $50.7 million) amortizing loan facility of QMC Finance Pty Ltd (“QMC”), of which A$58.5 million (approximately $41.8 million) was outstanding as of September 30, 2004. QMC is also a party to hedging contracts that have been guaranteed by Newmont. As of September 30, 2004, the fair value of these contracts was a positive A$2.1 million (approximately $1.5 million). At December 31, 2003 and September 30, 2004, Newmont accrued $30.0 million (see Note 10) with respect to this guarantee in Other current liabilities (see Note 8 for a complete discussion).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable for 2004 are $7.4 million, $4.0 million payable for 2005, $0.2 million payable for 2006 and $2.9 million payable for 2007.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2004 and December 31, 2003, there were $302.4 million and $202.9 million, respectively, of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 13 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

(23) SUBSEQUENT EVENTS

Minority Interest

Through September 30, 2004, Batu Hijau recorded cumulative losses, and Newmont recorded the minority interests in the project at an effective 43.75% (effective 56.25% Newmont share) of Batu Hijau’s earnings. NTP loaned P.T. Pukuafu Indah (“PTPI”) the funds required to purchase its original 20% interest in Batu Hijau, and under the loan agreement, PTPI pledged 70% of its 20% share of future Batu Hijau dividends to repay its loan to NTP. As of October 1, 2004, Batu Hijau’s cumulative losses have been recovered and Batu Hijau began to report positive retained earnings, so Newmont will recognize the minority interests in Batu Hijau at an effective 47.125% (effective 52.875% Newmont share) of Batu Hijau’s earnings until the PTPI loan is repaid.

(24) SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges and the ratio of earnings to fixed charges and preferred stock dividends for the nine months ended September 30, 2004 were 9.4. The ratio of earnings to fixed charges represents income before income taxes, interest expense and the cumulative effect of a change in accounting principle, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. The Company guarantees certain third-party debt (see Notes 8 and 22) and expects to be required to pay certain amounts associated with such debt. Therefore, related interest on such guaranteed debt has been included in the ratio of earnings to fixed charges in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “U.S.$” or “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and nine months ended September 30, 2004, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as our expectations for 2004;

•	“Recent Accounting Pronouncements” which provides a discussion of recently published authoritative accounting guidance and changes to our accounting policies;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the three and nine months ended September 30, 2004 and 2003;

•	“Results of Operations,” which sets forth an analysis of the operating results for Newmont’s gold operations, Newmont’s base metals operations engaged in copper and zinc production, the Exploration Segment and the Merchant Banking Segment; and

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report.

Overview

Our financial results for the three and nine months ended September 30, 2004 include the Nusa Tenggara Partnership (“NTP”) and P.T. Newmont Nusa Tenggara (“PTNNT”) (collectively, “Batu Hijau”) on a consolidated basis since January 1, 2004 as a result of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), issued in December 2003. Previously, the Company accounted for its investment in Batu Hijau using the equity method of accounting. The impact of consolidating Batu Hijau on January 1, 2004 is reflected as a Cumulative effect of a change in accounting principle, net of tax, and results from adjustments recorded to conform Batu Hijau to Newmont’s accounting policies. In the first quarter of 2003, the Company recorded a Cumulative effect of a change in accounting principle, net of tax for the adoption of Statement of Financial Accounting Standard SFAS 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income before cumulative effect of a change in accounting principle (in millions)	$128.7	$114.4	$300.0	$357.1
Income before cumulative effect of a change in accounting principle per common share, basic	$0.29	$0.28	$0.68	$0.88
Net income applicable to common shares (in millions)	$128.7	$114.4	$252.9	$322.5
Net income per common share, basic	$0.29	$0.28	$0.57	$0.80
Revenues (in millions)	$1,162.7	$881.2	$3,294.1	$2,351.9
Equity gold sales (in thousands of ounces)	1,734.7	2,064.1	5,190.4	5,668.5
Average price received per consolidated ounce of gold	$403	$366	$403	$357
Total cash costs ($/equity gold ounce) (1)	$233	$201	$235	$205
Total production costs ($/equity gold ounce) (1)	$296	$265	$301	$268
Equity copper sales (in thousands of pounds)	118,702	111,957	321,556	310,457
Average price received per consolidated pound of copper	$1.43	$0.77	$1.31	$0.79
Total cash costs ($/equity pound copper) (1,2)	$0.58	$0.47	$0.58	$0.54
Total production costs ($/equity pound copper) (1,2)	$0.70	$0.66	$0.72	$0.74

(1)	Total cash costs and total production costs are non-GAAP measures of performance that the Company uses to determine the cash generating capacities of our mining operations and to monitor the performance of our mining operations. For a reconciliation of Costs applicable to sales to total cash costs and total production costs per ounce of gold and per pound of copper (unaudited), see Results of Operations, below.
(2)	Total cash costs and total production costs per pound of copper for the three and nine months ended September 30, 2003 include Golden Grove only. For the three and nine months ended September 30, 2004, these measures include Golden Grove and Batu Hijau. For a reconciliation of total cash costs and total production costs per equity pound of copper under the by-product method of accounting to the co-product method of accounting for Batu Hijau for the three and nine months ended September 30, 2003, refer to Results of Operations, below.

Consolidated Financial Performance

Our revenues applicable to gold sales for the third quarter of 2004 increased 2% to $889.6 million from $871.0 million in the third quarter of 2003. Sales of base metals increased significantly for the third quarter of 2004 to $273.1 million from $10.2 million in the third quarter of 2003. The consolidation of Batu Hijau is the primary reason for these increases, as well as higher realized gold and copper prices. Costs applicable to gold sales increased to $481.2 million from $456.5 million and costs applicable to base metal sales increased to $101.4 million from $4.9 million. Depreciation, depletion and amortization increased by approximately 11% to $168.0 million from $151.4 million, also primarily as a result of consolidating Batu Hijau.

During the third quarter of 2004, gold prices continued to strengthen and our average realized gold price increased from $366 per ounce in the third quarter of 2003 to $403 per ounce in the third quarter of 2004. Additionally, our average realized copper price increased from $0.77 per pound in the third quarter of 2003 to $1.43 per pound in the third quarter of 2004. The average realized copper price benefited from positive adjustments during the third quarter of 2004 related to provisional sales recorded by Batu Hijau in the first and second quarters of 2004 (see Item 3 below).

Our revenues applicable to gold sales during the nine months ended September 30, 2004 increased 14% to $2,624.8 million from $2,309.5 million during the same period in 2003, primarily as a result of higher average realized gold prices, as well as the consolidation of Batu Hijau. Sales of base metals increased significantly during the nine months ended September 30, 2004 to $669.3 million from $42.4 million during the same period in 2003, primarily as a result of the consolidation of Batu Hijau, as well as higher realized copper prices. Costs applicable to gold sales increased to $1,446.9 million from $1,277.7 million and costs applicable to base metal sales increased to $267.9 million from $30.2 million. Depreciation, depletion and amortization increased by approximately 24% to $523.1 million from $421.4 million, also primarily as a result of consolidating Batu Hijau.

During the nine months ended September 30, 2004, gold prices continued to strengthen and our average realized gold price increased from $357 per ounce in 2003 to $403 per ounce in 2004. Additionally, our average realized copper price increased from $0.79 per pound in 2003 to $1.31 per pound in 2004.

Liquidity

	At September 30, 2004	At December 31, 2003
	(unaudited, in millions)
Cash and cash equivalents	$1,417.0	$1,314.0
Marketable securities and other short-term investments	$132.7	$274.6
Total debt	$1,690.2	$1,077.5
Total stockholders’ equity	$7,662.4	$7,384.9

During the nine months ended September 30, 2004, we made $1.5 million of unscheduled repayments of long-term debt and scheduled repayments of debt of $139.6 million, including $43.4 million related to the Batu Hijau project financing facility, $56.5 million for Yanacocha trust certificates and revolving credit facility, $21.1 million for the Sumitomo loan at Batu Hijau, $12.3 million for capital leases, and $6.3 million related to medium term notes, interest rate swaps and Zarafshan debt. In addition, we paid dividends on common stock of $0.20 per share and realized positive cash flow from operating activities in excess of cash used in investing and financing activities. Long-term debt increased primarily as a result of the consolidation of non-recourse project debt and non-recourse subordinated debt at Batu Hijau effective January 1, 2004.

Looking Forward

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results were discussed in our Annual Report on Form 10K/A for the year ended December 31, 2003. Recent trends in such factors are as follows:

•	During the second quarter of 2004, we entered into net-zero cost currency option contracts consisting of bought call options and sold put options to protect the Company from severe fluctuations in the U.S.$/A$ exchange rate (see Item 3 below);

•	Capital expenditures during the nine months ended September 30, 2004 were $519.9 million. We expect to make annual capital expenditures in 2004 of between $730 million and $760 million; and

•	Due to the strengthening of the gold market, and consistent with our exploration growth strategy, we expect annual 2004 exploration, research and development expenditures will total between $180 million and $200 million. Total expenditures during the nine months ended September 30, 2004 were $139.0 million.

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

Newmont completed its evaluation of the impact of FIN 46R and identified Batu Hijau as a VIE because of certain capital structures and contractual relationships (primarily the sharing of the expected residual returns with a party that did not have an equity investment at risk that is considered significant to the total expected residual returns, as well as indications of insufficient equity, as defined by FIN 46R). Newmont also determined that it is the primary beneficiary of Batu Hijau. Accordingly, as of January 1, 2004, the Company fully consolidated Batu Hijau in its Consolidated Financial Statements. Previously, the Company accounted for its investment in Batu Hijau using the equity method of accounting, as disclosed in Note 10 in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003. In adopting FIN 46R and consolidating Batu Hijau, the Company recorded a charge for the Cumulative effect of a change in accounting principle, net of tax of $47.1 million, representing the difference in the amounts consolidated effective January 1, 2004, and the Company’s previous carrying amount of its equity investment in Batu Hijau. This difference resulted from certain adjustments that were recorded to the opening balance sheet of Batu Hijau to conform to Newmont’s accounting policies (see Note 2 to the Consolidated Financial Statements).

As of December 31, 2003, Newmont had an interest in an entity considered to be a special-purpose entity, QMC Finance Pty Ltd. (“QMC”). Newmont has not consolidated QMC, however, as Newmont is not the primary beneficiary of QMC as defined by FIN 46R. For a complete discussion regarding Newmont’s interest in and activities with QMC, see Note 8 to the Consolidated Financial Statements.

The Emerging Issues Task Force (“EITF”) formed a committee (“Committee”) to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) to business combinations within the mining industry and the capitalization of costs after the commencement of production, including deferred stripping.

In March 2004, the EITF reached a consensus, based upon the committee’s deliberations and ratified by the FASB, that mineral interests conveyed by leases should be considered tangible assets. On April 30, 2004, the FASB issued a FASB Staff Position (“FSP”) amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As a result, Newmont has reclassified all of its mineral, royalty and oil and gas interests from Mineral interests and other intangible assets to Property, plant and mine development, net in its balance sheets and ceased amortization on exploration stage mineral interests prior to the commencement of production effective April 1, 2004.

Consolidated Financial Results

Sales—gold, net were $889.6 million and $871.0 million for the three months ended September 30, 2004 and 2003, respectively. Sales—gold, net were $2,624.8 million and $2,309.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 was due primarily to higher average realized gold prices and the consolidation of Batu Hijau, partially offset by lower ounces sold. The following analysis demonstrates the increase in consolidated gold sales revenue year over year (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Consolidated gold sales (in millions)	$889.6	$871.0	$2,624.8	$2,309.5
Consolidated gold ounces sold (in thousands)	2,244.0	2,382.6	6,585.1	6,484.3
Average price realized per consolidated ounce	$403	$366	$403	$357

The increase in consolidated gold sales is due to:

	Three Months Ended September 30, 2004 vs. 2003	Nine Months Ended September 30, 2004 vs. 2003
	(unaudited, in millions)
Change in consolidated ounces sold	$(139.1)	$(153.4)
Change in average gold price realized	70.9	278.7
Consolidation of Batu Hijau	86.8	190.0

	$18.6	$315.3

Sales—base metals, net totaled $273.1 million for the three months ended September 30, 2004, and included $254.0 million from copper sales at Batu Hijau and $13.4 million from copper sales and $5.7 million from zinc sales at Golden Grove in Australia, all net of smelting and refining charges. Sales—base metals, net totaled $10.2 million during the three months ended September 30, 2003, which included $5.8 million and $4.4 million from copper and zinc sales at Golden Grove, respectively, net of smelting and refining charges. Sales—base metals, net totaled $669.3 million for the nine months ended September 30, 2004, and included $607.5 million from copper sales at Batu Hijau and $38.3 million from copper sales and $23.5 million from zinc sales at Golden Grove in Australia, all net of smelting and refining charges. Sales—base metals, net totaled $42.4 million for the nine months ended September 30, 2003, which included $29.5 million and $12.9 million from copper and zinc sales at Golden Grove, respectively, net of smelting and refining charges. The following analysis demonstrates the increase in consolidated copper sales revenue year over year (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Consolidated copper sales (in millions)	$267.4	$5.8	$645.8	$29.5
Consolidated copper pounds sold (in millions)	205.3	8.7	548.6	46.2
Average price realized per consolidated pound	$1.43	$0.77	$1.31	$0.79

The increase in consolidated copper sales is due to:

	Three Months Ended September 30, 2004 vs. 2003	Nine Months Ended September 30, 2004 vs. 2003
	(unaudited, in millions)
Change in consolidated pounds sold	$0.1	$(8.3)
Change in average copper price realized	7.5	17.1
Consolidation of Batu Hijau	254.0	607.5

	$261.6	$616.3

Total Costs applicable to sales were $582.6 million and $461.4 million for the three months ended September 30, 2004 and 2003, respectively, and $1,714.8 million and $1,307.9 million for the nine months ended September 30, 2004 and 2003, respectively, as detailed by operation in the table below. Costs applicable to sales—gold, which includes total cash costs, accretion of reclamation and remediation liabilities related to consolidated gold production and write-downs of stockpiles, ore on leach pads and inventories, increased to $481.2 million from $456.5 million during the three months ended September 30, 2004 and 2003, respectively, and to $1,446.9 million from $1,277.7 million during the nine months ended September 30, 2004 and 2003, respectively. Costs applicable to sales—base metals were $101.4 million and $4.9 million in the three months ended September 30, 2004 and 2003, respectively, and $267.9 million and $30.2 million for the nine months ended September 30, 2004 and 2003, respectively. The third quarter of 2004 costs primarily consisted of $86.8 million for copper at Batu Hijau and $8.3 million for copper and $6.1 million for zinc at Golden Grove, compared to the third quarter of 2003 costs, which primarily consisted of $4.3 million for copper and $0.4 million for zinc at Golden Grove. The nine months ended September 30, 2004 costs primarily consisted of $222.1 million for copper at Batu Hijau and $25.3 million for copper and $20.5 million for zinc at Golden Grove, compared to the same period of 2003 costs, which primarily consisted of $22.1 million for copper and $7.6 million for zinc at Golden Grove. For a complete discussion regarding variations in operations, see Results of Operations, below.

The following is a summary of Costs applicable to sales by operation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited, in millions)
North America:
Nevada	$170.8	$172.1	$525.6	$456.0
Golden Giant, Canada	11.0	10.6	34.8	41.0
Holloway, Canada	4.9	5.3	17.9	15.4
Mesquite, California	—	2.6	—	7.6
La Herradura, Mexico	2.9	3.1	8.1	8.8

Total	189.6	193.7	586.4	528.8

South America:
Yanacocha, Peru	112.8	105.3	320.7	274.3
Kori Kollo, Bolivia	1.3	10.8	8.3	32.6

Total	114.1	116.1	329.0	306.9

Australia/New Zealand:
Pajingo	13.7	11.7	43.1	32.5
Yandal	24.3	41.7	82.8	126.8
Tanami	46.4	37.2	140.7	114.6
Kalgoorlie	35.2	31.3	103.9	83.4
Martha	7.8	5.8	19.9	19.7
Golden Grove	14.5	4.7	45.8	29.7

Total	141.9	132.4	436.2	406.7

Indonesia:
Batu Hijau	118.3	—	293.8	—
Minahasa	3.5	4.6	19.8	21.7

Total	121.8	4.6	313.6	21.7

Central Asia/Europe
Zarafshan, Uzbekistan	7.7	7.7	26.2	25.7
Ovacik, Turkey	7.5	6.7	22.8	17.6

Total	15.2	14.4	49.0	43.3

Corporate and Other	—	0.2	0.6	0.5

Total Newmont	$582.6	$461.4	$1,714.8	$1,307.9

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

The EITF has discussed the accounting for deferred stripping costs incurred during production but has not reached a consensus. The Task Force considered the recommendation that stripping costs incurred during production are a mine development cost that should be capitalized as an investment in the mine and attributed to the proven and probable reserves benefited in a systematic and rational manner. However, the Task Force directed the FASB staff to develop additional guidance about what constitutes a systematic and rational manner of attributing the capitalized costs to proven and probable reserves benefited.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Three Months Ended September 30,
	Nevada(3)		La Herradura (4)		Tanami(5)		Kalgoorlie(6)
	2004	2003	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	126.5	125.0	149.1	146.4	82.3	61.3	110.9	114.8
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.051	0.049	0.034	0.030	0.160	0.160	0.061	0.065
Actuals for Period
– Stripping ratio(2)	125.2	147.4	159.5	156.5	45.7	46.4	78.3	136.2
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.055	0.063	0.028	0.026	0.120	0.110	0.067	0.061
Remaining Mine Life (years)	10	11	4	5	1	2	14	15

	Three Months Ended September 30,
	Martha(7)		Ovacik(8)		Batu Hijau(9)
	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	26.1	32.1	40.2	40.9	0.22	N/A
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.107	0.093	0.426	0.356	4.63	N/A
Actuals for Period
– Stripping ratio(2)	23.1	94.9	58.9	62.4	0.14	N/A
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.106	0.067	0.427	0.409	6.99	N/A
Remaining Mine Life (years)	3	4	1	2	14	N/A

(1)	Total tons to be mined in the future divided by total ounces of gold or total pounds of copper equivalent to be recovered in the future, based on proven and probable reserves. Pounds of copper equivalent equate to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.
(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.
(3)	The actual stripping ratio decreased in 2004 from 2003 due to the completion of the Gold Quarry South Layback in 2003. The actual grade decreased in 2004 as lower-grade ore areas are being mined at Twin Creeks and Carlin in conjunction with the increased waste removal.
(4)	La Herradura is included in the Company’s Other North America reportable segment.
(5)	The life-of-mine stripping ratio increased during 2004 from 2003 due to changes in mine plans as open-pit production winds down. The actual stripping ratio decreased and the life-of-mine ore grade increased in 2004 from 2003 due to the completion of several low-grade remnant pits. The one-year mine life is for the open pit only. The underground mine life is six years. Tanami is included in the Company’s Australia/New Zealand reportable segment.
(6)	The actual stripping ratio decreased in 2004 due to higher-grade material being mined and fewer waste tons mined. Kalgoorlie is included in the Company’s Australia/New Zealand reportable segment.
(7)	The life-of-mine stripping ratio decreased in 2004 due to a positive grade reconciliation in 2003 that led to an increase in ore grade. The actual stripping ratio decreased in 2004 as a direct result of higher-grade material being mined. Martha is included in the Company’s Australia/New Zealand reportable segment.
(8)	Ovacik is included in the Company’s Central Asia/Europe reportable segment.
(9)	The actual stripping ratio is significantly lower than the life-of-mine stripping ratio as a direct result of the higher average ore grade.

	Nine Months Ended September 30,
	Nevada(3)		La Herradura(4)		Tanami(5)		Kalgoorlie(6)
	2004	2003	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	126.5	125.0	149.1	146.4	82.3	61.3	110.9	114.8
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.051	0.049	0.034	0.030	0.160	0.160	0.061	0.065
Actuals for Period
– Stripping ratio(2)	192.5	125.8	149.7	158.3	52.2	69.4	99.2	110.0
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.053	0.081	0.027	0.026	0.130	0.110	0.063	0.063
Remaining Mine Life (years)	10	11	4	5	1	2	14	15

	Nine Months Ended September 30,
	Martha(7)		Ovacik(8)		Batu Hijau(9)
	2004	2003	2004	2003	2004	2003
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	26.1	32.1	40.2	32.9	0.22	N/A
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.107	0.093	0.426	0.356	4.63	N/A
Actuals for Period
– Stripping ratio(2)	34.7	54.8	57.0	35.4	0.15	N/A
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)	0.087	0.085	0.298	0.375	6.68	N/A
Remaining Mine Life (years)	3	4	1	2	14	N/A

(1)	Total tons to be mined in the future divided by total ounces of gold or total pounds of copper equivalent to be recovered in the future, based on proven and probable reserves. Pounds of copper equivalent equate to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.
(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.
(3)	The actual stripping ratio increased in 2004 from 2003 due to increased waste removal from Section 30 at Twin Creeks. The actual grade decreased in 2004 as lower-grade ore areas are being mined at Twin Creeks and Carlin in conjunction with the increased waste removal.
(4)	La Herradura is included in the Company’s Other North America reportable segment.
(5)	The life-of-mine stripping ratio increased during 2004 from 2003 due to changes in mine plans as open-pit production winds down. The actual stripping ratio decreased and the life-of-mine ore grade increased in 2004 from 2003 due to the completion of several low-grade remnant pits. The one-year mine life is for the open pit only. The underground mine life is six years. Tanami is included in the Company’s Australia/New Zealand reportable segment.
(6)	The actual stripping ratio decreased in 2004 due to fewer waste tons being mined. Kalgoorlie is included in the Company’s Australia/New Zealand reportable segment.
(7)	The life-of-mine stripping ratio decreased in 2004 due to a positive grade reconciliation in 2003 that led to an increase in ore grade. During 2003 additional waste tons were mined due to a pit wall collapse resulting in a higher stripping ratio. Martha is included in the Company’s Australia/New Zealand reportable segment.
(8)	The life-of-mine stripping ratio increased in 2004 due to a change in mining method for certain reserves from underground to open pit mining methods. The actual stripping ratio increased significantly from 2003 due to accelerated waste removal required to maintain higher mill throughput and lower-grade material being mined. Ovacik is included in the Company’s Central Asia/Europe reportable segment.
(9)	The actual stripping ratio is significantly lower than the life-of-mine stripping ratio as a direct result of the higher average ore grade.

Depreciation, depletion and amortization (“DD&A”) was $168.0 million and $151.4 million for the three months ended September 30, 2004 and 2003, respectively, and $523.1 million and $421.4 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 is primarily attributable to the consolidation of Batu Hijau as of January 1, 2004. For a complete discussion regarding production changes that impact DD&A, see Results of Operations, below. Newmont expects annual DD&A to be approximately $700 million to $715 million in 2004.

The following is a summary of Depreciation, depletion and amortization by operation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited, in millions)
North America:
Nevada	$29.0	$37.1	$95.7	$103.4
Golden Giant, Canada	2.6	3.4	9.2	15.0
Holloway, Canada	1.2	1.4	4.5	3.8
Mesquite	—	1.1	—	3.6
La Herradura, Mexico	1.7	0.8	3.9	2.5

Total	34.5	43.8	113.3	128.3

South America:
Yanacocha, Peru	49.0	48.5	151.2	124.4
Kori Kollo, Bolivia	0.3	1.7	2.0	5.6

Total	49.3	50.2	153.2	130.0

Australia/New Zealand:
Pajingo	6.8	8.2	22.0	20.7
Yandal	4.9	12.2	21.6	30.2
Tanami	9.0	8.8	29.1	27.5
Kalgoorlie	4.4	2.3	11.8	6.9
Martha	3.8	3.3	10.0	8.2
Golden Grove	6.0	2.0	19.2	15.8
Other	0.9	1.4	3.2	3.2

Total	35.8	38.2	116.9	112.5

Indonesia:
Batu Hijau	30.1	—	85.2	—
Minahasa	(0.5)	2.4	2.4	5.8
Other	––	0.3	0.2	0.8

Total	29.6	2.7	87.8	6.6

Central Asia/Europe
Zarafshan, Uzbekistan	2.3	2.5	8.1	8.0
Ovacik, Turkey	5.9	4.2	15.7	11.4
Other	—	—	0.2	—

Total	8.2	6.7	24.0	19.4

Africa	0.2	0.6	0.4	1.3

Other:
Merchant Banking	6.2	7.2	18.1	17.5
Corporate and other	4.2	2.0	9.4	5.8

Total	10.4	9.2	27.5	23.3

Total Newmont	$168.0	$151.4	$523.1	$421.4

Exploration, research and development was $54.1 million and $30.6 million during the third quarters of 2004 and 2003, respectively, and $139.0 million and $82.7 million for the nine months ended September 30, 2004 and 2003, respectively. Continuing from prior quarters, the third quarter increase period-to-period was primarily a result of increased spending on feasibility studies at Minas Conga, Akyem, and Martabe, exploration drilling at Ahafo and an overall increase in exploratory drilling. Newmont expects annual Exploration, research and development expenses to be approximately $180 million to $200 million in 2004.

General and administrative expenses of $22.3 million and $79.9 million for the three and nine months ended September 30, 2004, respectively, compared to $29.0 million and $86.7 million for the three and nine months ended September 30, 2003, respectively. The period-to-period decrease results from a third quarter catch-up in the allocation of cost incurred by corporate to the individual operations in 2004, partially offset by an increase in consulting fees. Newmont expects annual General and administrative expenses to be approximately $110 million to $115 million in 2004.

Newmont recorded a Write-down of long-lived assets of $9.6 million and $25.9 million for the three and nine months ended September 30, 2004. The third quarter of 2004 write-down primarily related to facilities at Yanacocha and mining tenements in Australia. The write-down for the nine months ended September 30, 2004 includes a $16.3 million charge for the long-lived assets at the Ovacik mine in Turkey. Ovacik has a long history of legal challenges to its operation. In August 2004, the Ovacik mine temporarily suspended operations as a result of a court decision ordering the suspension of operating permits pending completion of certain additional permitting requirements and the submission of an updated environmental impact assessment. Also in 2004 the

Turkish government enacted legislative amendments that impacted Ovacik’s right to receive refunds of value-added tax (“VAT”). Reinstatement of the VAT exemption was enacted by the Turkish government in August 2004. Ovacik does not expect to be entitled to recover VAT paid on production materials for the period from January 2004 to the time of reinstatement. A proposed sale of the Ovacik mine has been deferred pending resolution of the permit matter. If, as a result of the above-described legal proceedings, the mine is ordered permanently closed, or the operating permits are not reinstated within a reasonable period, the Company may be required to record further write-downs. The carrying value of long-lives assets of the Ovacik mine at September 30, 2004 was approximately $27.9 million. Write-down of long-lived assets for the three and nine months ended September 30, 2003 was $3.6 million and $5.4 million, respectively, and was primarily related to Yanacocha mobile equipment.

Other expense in the third quarters of 2004 and 2003 was $34.3 million and $7.0 million, respectively; and $48.7 million and $32.4 million during the nine months ended September 2004 and 2003, respectively, and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Reclamation expense for non-operating mine sites	$11,195	$950	$14,377	$12,077
Severance and other closure expense	5,066	947	5,331	3,940
Inventory write-downs at non-operating properties	2,565	—	2,565	—
Landholding costs	2,543	—	2,543	3,302
Gas pipeline expense	2,408	738	2,408	1,603
Care and maintenance expense on non-operating properties	1,502	—	2,646	—
Miscellaneous taxes	1,244	—	3,355	—
Other	7,820	4,379	15,480	11,511

	$34,343	$7,014	$48,705	$32,433

Loss on investments, net for the nine months ended September 30, 2004 of $39.2 million was primarily attributable to the impairment of Newmont’s investment in Kinross Gold Corporation (“Kinross”) for an other-than-temporary decline in value in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” Gain on investments, net was $81.4 million for the nine months ended September 30, 2003 and consisted primarily of a gain recorded on exchange of Echo Bay Mines Ltd. (“Echo Bay”) shares for Kinross shares of $84.3 million. See Investing Activities below, for more information on this transaction. Gain (loss) on investments, net was $0.3 million and ($3.3) million for the third quarters of 2004 and 2003, respectively.

Loss on derivative instruments, net represents non-cash, mark-to-market losses recognized on ineffective and partially ineffective derivative instruments of $0.6 million and $46.9 million in the third quarters of 2004 and 2003, respectively. Gain on derivative instruments, net was $0.9 million and $24.7 million for the nine months ended September 30, 2004 and 2003, respectively. The loss in the third quarter of 2003 primarily related to the acquired Normandy hedge books and one counterparty who did not accept Newmont’s offer to acquire the gold hedge contracts of Newmont Yandal Operations Pty Ltd (“NYOL”). The derivative liability for this counterparty was recorded at the total claim value recognized by the Administrators of NYOL (see Note 12 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003 for more information). The gain during the nine months ended September 30, 2003 related primarily to the acquired Normandy hedge books and resulted predominantly from a strengthening of the Australian dollar, partially offset by an increase in the gold price. As the Company has substantially eliminated the acquired Normandy hedge books, gains and losses in the future should not be as significant as they were in the past, as demonstrated by the comparatively insignificant effects for the three and nine months ended September 30, 2004.

Gain on extinguishment of NYOL bonds, net was $19.6 million and $114.0 million for the three and nine months ended September 30, 2003, respectively. On May 29, 2003, Newmont, through its subsidiary Yandal Bond Company Ltd (“YBCL”) made an offer to acquire all of NYOL’s outstanding 8 7/8% Senior Notes due in April 2008 at a price of $500 per $1,000 principal amount. As of June 30, 2003, YBCL had received binding tender offers for the Senior Notes totaling $196.8 million. During the third quarter of 2003, YBCL received an additional $40.2 million in binding tender offers, for a cumulative total of $237.0 million, representing 99% of the original $237.2 million outstanding principal amount (see Note 12 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003 for more information).

Gain on extinguishment of NYOL derivatives liability, net was $29.9 million and $106.5 million for the three and nine months ended September 30, 2003, respectivley. On May 28, 2003, YBCL made an offer to acquire all of NYOL’s gold hedge contracts from the counterparties at a rate of $0.50 per $1.00 of net mark-to-market hedge liability as of May 22, 2003. As of September 30, 2003, six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL (see Note 12 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003 for more information).

Loss on extinguishment of debt was $0.2 million and $19.5 million for the nine months ended September 30, 2004 and 2003, respectively. During the first quarter of 2003, Newmont repurchased $23.0 million of its 8 3/8% debentures, $52.3 million of its 8 5/8% debentures, $10.0 million of Newmont Australia 7 1/2% guaranteed notes, and $30.9 million of Newmont Australia 7 5/8% guaranteed notes for total cash consideration of $135.8 million.

Royalty and dividend income was $19.1 million and $15.8 million for the three months ended September 30, 2004 and 2003, respectively, and $47.6 million and $40.8 million for the nine months ended September 30, 2004 and 2003. The increases primarily resulted from higher oil and gas prices and dividends from Canadian Oil Sands Trust.

Interest income, foreign currency exchange and other income was $27.2 million and $22.4 million for the third quarters of 2004 and 2003, respectively, and $44.0 million and $86.0 million for the first nine months of 2004 and 2003, respectively, and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Interest income	$5,861	$915	$15,309	$5,928
Foreign currency exchange gains (losses)	3,442	18,937	(5,015)	70,821
Gain (loss) on sale of property, plant and equipment and other assets	14,233	(925)	21,397	537
Other	3,634	3,440	12,267	8,718

	$27,170	$22,367	$43,958	$86,004

Interest income increased period-to-period as a result of an increase in income producing short-term investments. The foreign currency exchange loss for the nine months ended September 30, 2004 primarily resulted from a foreign currency loss on Canadian intercompany balances, a mark-to-market loss on ineffective foreign currency forwards and the effect of the translation of Newmont Australia Limited’s financial statements due to devaluation of the Australian dollar in relation to the U.S. dollar exchange rate. The three months ended September 30, 2003 foreign currency exchange gain of $18.9 million was primarily composed of a $10.7 million foreign currency gain on the translation of Newmont Australia Limited’s financial statements to U.S. dollars due to the appreciation of the Australian dollar. The nine months ended September 30, 2003 foreign currency translation gain of $70.8 million was primarily composed of an exchange gain of $56.3 million on a Canadian intercompany loan and a $19.0 million mark-to-market gain on ineffective foreign currency forwards, partially offset by other foreign currency losses. As of December 31, 2003, the Company converted a substantial portion of the Canadian dollar-denominated intercompany demand loans to loans for which settlement is not planned. As a result, the Company has recorded foreign currency gains and losses with respect to the loans in Accumulated other comprehensive income during 2004. Gain (loss) on sales of property, plant and equipment and other assets increased each period primarily as a result of the sale of Bronzewing (see Results of Operations below) and the extinguishment of the Newmont Australia Infrastructure bonds (see Financing Activities below).

Interest expense, net of capitalized interest was $27.0 million and $18.8 million during the third quarters of 2004 and 2003, respectively, net of capitalized interest of $3.7 million and $2.6 million for each period, respectively. Interest expense, net of capitalized interest was $77.4 million and $71.4 million during the nine months ended September 30, 2004 and 2003, respectively, net of capitalized interest of $8.6 million and $5.7 million for each period, respectively. The period-to-period increases were primarily attributable to the consolidation of Batu Hijau. Newmont expects annual interest expense to be approximately $100 million to $105 million in 2004.

Income tax expense was $92.1 million and $81.0 million during the third quarters of 2004 and 2003, respectively, and $210.0 million and $232.6 million for the nine months ended September 30, 2004 and 2003, respectively. The third quarter 2004 increase primarily reflects an increase in pre-tax income for the quarter to $310.8 million from $216.9 million for the third quarter of 2003 and the effects of consolidating the results of Batu Hijau in 2004. The effective tax rate for the third quarter of 2004 was 30% compared to the 2003 effective tax rate of 37%. The forecasted effective tax rate for 2004 (see below) is lower than the U.S. statutory rate of 35% primarily due to a lower valuation allowance required on deferred tax assets attributable to U.S. foreign tax credits and U.S. percentage depletion, both of which are attributable to higher gold and copper prices and the tax effects of fluctuations in certain foreign currency exchange rates. The impact of foreign exchange rates relates substantially to the U.S. dollar strengthening against the Australian dollar during the first three quarters and the tax effects of the net reduction of both the realized and unrealized translation gains attributable to U.S. dollar-denominated assets and liabilities of non-U.S. subsidiaries whose functional currency is the U.S. dollar. The aforementioned 2004 effective tax rate reductions were partially offset by accruals related to tax contingencies recorded in the first quarter. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003. Newmont expects the tax rate to be approximately 23%-28% assuming a gold price of $400 per ounce.

Minority interest in income of subsidiaries was $90.4 million and $57.1 million for the third quarters of 2004 and 2003, respectively, and $230.4 million and $130.7 million for the nine months ended September 30, 2004 and 2003, respectively. The period-to-period increase was primarily a result of the consolidation of Batu Hijau, in which Newmont currently records its 56.25% economic ownership interest. Through September 30, 2004, Batu Hijau recorded cumulative losses, and Newmont recorded the minority interests in the project at an effective 43.75% (effective 56.25% Newmont share) of Batu Hijau’s earnings. NTP loaned P.T. Pukuafu Indah (“PTPI”) the funds required to purchase its original 20% interest in Batu Hijau, and under the loan agreement, PTPI pledged 70% of its 20% share of future Batu Hijau dividends to repay its loan to NTP. As of October 1, 2004, Batu Hijau’s cumulative losses have been recovered and Batu Hijau began to report positive retained earnings, so Newmont will recognize the minority interests in Batu Hijau at an effective 47.125% (effective 52.875% Newmont share) of Batu Hijau’s earnings until the PTPI loan is repaid.

Equity loss and impairment of Australian Magnesium Corporation was $120.1 million for the nine months ended September 30, 2003. During the second quarter of 2003, Newmont’s equity loss and impairment charge included $72.7 million representing the book value of its investment at June 30, 2003, a $24.8 million write-down of a loan receivable due to Newmont from AMC, a $10.0 million charge to settle Newmont’s guarantee of a contract with Ford Motor Company, $6.6 million for a new credit facility provided by Newmont as part of AMC’s restructuring and other adjustments of approximately $1.1 million, partially offset by a $7.4 million income tax benefit. Newmont also recorded a write-down of approximately $11.0 million in the first quarter of 2003 for an other-than-temporary decline in value of the AMC investment, as well as its proportionate share of AMC’s first quarter losses of $0.7 million and third quarter losses of $0.6 million for a total of equity loss and impairment for the nine months ended September 30, 2003 of $120.1 million. During December 2003, Newmont sold its remaining interest in AMC.

Equity income of affiliates is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited, in thousands)
Batu Hijau	$—	$36,035	$—	$61,785
TVX Newmont Americas and other	—	—	—	810
European Gold Refineries	498	—	1,441	—
AGR Matthey Joint Venture	—	154	666	(128)
AMC	—	(574)	—	—

	$498	$35,615	$2,107	$62,467

The decrease period-to-period resulted primarily from the consolidation of Batu Hijau effective January 1, 2004.

Newmont recorded charges for the Cumulative effect of a change in accounting principle, net of tax of $47.1 million and $34.5 million for the nine months ended September 30, 2004 and 2003, respectively. During the first quarter of 2004, the Company recorded a charge upon consolidating Batu Hijau to conform Batu Hijau’s accounting policies to Newmont’s accounting policies (see Note 2 to the Consolidated Financial Statements). The 2003 charge reflects the effects of the adoption of SFAS 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003, which changed the method of accounting for the Company’s estimated mine reclamation and abandonment costs.

Results of Operations

Gold Sales and Total Cash Costs

	Three Months Ended September 30,
	2004	2003	2004	2003
	Equity Ounces		Total Cash Costs Per Ounce
	(unaudited, in thousands, except total cash costs per ounce)
North America:
Nevada	570.4	696.9	$287	$240
Golden Giant, Canada	26.2	42.8	418	238
Holloway, Canada	13.3	17.4	376	297
Mesquite	—	12.6	—	196
La Herradura, Mexico	15.9	16.5	179	181

Total/Weighted Average	625.8	786.2	292	239
South America:
Yanacocha, Peru	397.0	451.2	139	113
Kori Kollo, Bolivia	4.0	43.8	235	199

Total/Weighted Average	401.0	495.0	140	121
Australia/New Zealand:
Pajingo	58.3	90.9	226	128
Yandal	77.9	151.8	308	269
Tanami	163.8	153.1	273	241
Kalgoorlie	124.8	116.0	278	266
Martha	37.6	26.2	206	217
Golden Grove	10.2	3.6	N/A	N/A

Total/Weighted Average	472.6	541.6	269	234
Indonesia:
Batu Hijau	134.1	N/A	166	N/A
Minahasa	20.4	23.1	146	182

Total/Weighted Average	154.5	23.1	163	182
Central Asia/Europe:
Zarafshan, Uzbekistan	46.1	50.2	165	153
Ovacik, Turkey	34.7	51.5	174	128

Total/Weighted Average	80.8	101.7	169	141
Equity Investments:
Batu Hijau, Indonesia	—	116.5	—	N/A

Newmont Total/Weighted Average	1,734.7	2,064.1	$233	$201

	Nine Months Ended September 30,
	2004	2003	2004	2003
	Equity Ounces		Total Cash Costs Per Ounce
	(unaudited, in thousands, except total cash costs per ounce)
North America:
Nevada	1,747.8	1,865.1	$283	$239
Golden Giant, Canada	118.4	161.8	294	246
Holloway, Canada	48.4	50.1	370	300
Mesquite	—	42.8	—	172
La Herradura, Mexico	51.4	50.9	156	171

Total/Weighted Average	1,966.0	2,170.7	283	238
South America:
Yanacocha, Peru	1,125.0	1,130.0	139	118
Kori Kollo, Bolivia	16.8	144.5	272	186

Total/Weighted Average	1,141.8	1,274.5	141	125
Australia/New Zealand:
Pajingo	182.0	258.7	230	125
Yandal	291.0	433.0	279	283
Tanami	505.7	449.3	268	239
Kalgoorlie	345.3	309.2	297	263
Martha	90.3	73.5	217	225
Golden Grove	15.5	10.4	N/A	N/A

Total/Weighted Average	1,429.8	1,534.1	269	236
Indonesia:
Batu Hijau	301.7	N/A	171	N/A
Minahasa	70.2	81.2	258	231

Total/Weighted Average	371.9	81.2	188	231
Central Asia/Europe:
Zarafshan, Uzbekistan	170.9	171.9	151	148
Ovacik, Turkey	110.0	137.7	193	126

Total/Weighted Average	280.9	309.6	168	138
Equity Investments:
Batu Hijau, Indonesia	—	262.7	—	N/A
Echo Bay	—	21.2	—	N/A
TVX Newmont Americas	—	14.5	—	N/A

Total/Weighted Average	—	298.4	—	N/A

Newmont Total/Weighted Average	5,190.4	5,668.5	$235	$205

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

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Proceeds from the sale of by-products are reflected as credits to total cash costs. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of gold mining properties, when taking into account the average realized price received for gold sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest. A reconciliation of total cash costs and total production costs to Costs applicable to sales in total and by segment is provided below. During 2004, Newmont utilized co-product accounting for copper and gold at Batu Hijau whereby production costs are allocated to each product in proportion to the sales revenue generated by each product.

Reconciliation of Costs applicable to sales to total cash costs per gold ounce:

	Nevada		Golden Giant		Holloway		Mesquite(2)
Three Months Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$170.8	$172.1	$11.0	$10.6	$4.9	$5.3	$—	$2.6
Minority interest	—	—	—	—	—	—	—	—
Reclamation/accretion expense	(1.5)	(1.7)	(0.1)	(0.3)	—	(0.2)	—	(0.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	(1.9)	—	—	—	—	—	—
Purchased ore, smelting and refining and other(1)	(5.6)	(7.7)	—	—	—	—	—	—

Total cash cost for per ounce calculation	$163.7	$160.8	$10.9	$10.3	$4.9	$5.1	$—	$2.5
Equity ounces sold (000)	570.4	696.9	26.2	42.8	13.3	17.4	—	12.6
Equity cash cost per ounce sold	$287	$240	$418	$238	$376	$297	$—	$196

	La Herradura		Total North America		Yanacocha		Kori Kollo
Three Months Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$2.9	$3.1	$189.6	$193.7	$112.8	$105.3	$1.3	$10.8
Minority interest	—	—	—	—	(56.5)	(53.3)	(0.2)	(1.3)
Reclamation/accretion expense	—	(0.1)	(1.6)	(2.4)	(0.8)	(0.8)	(0.2)	(0.7)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	(1.9)	—	—	—	—
Purchased ore, smelting and refining and other	—	—	(5.6)	(7.7)	(0.4)	—	—	—

Total cash cost for per ounce calculation	$2.9	$3.0	$182.4	$181.7	$55.1	$51.2	$0.9	$8.8
Equity ounces sold (000)	15.9	16.5	625.8	786.2	397.0	451.2	4.0	43.8
Equity cash cost per ounce sold	$179	$181	$292	$239	$139	$113	$235	$199

	Total South America		Pajingo		Yandal		Tanami
Three Months Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$114.1	$116.1	$13.7	$11.7	$24.3	$41.7	$46.4	$37.2
Minority interest	(56.7)	(54.6)	—	—	—	—	—	0.1
Reclamation/accretion expense	(1.0)	(1.5)	(0.1)	—	(0.3)	(0.5)	(0.3)	(0.3)
Write-downs of inventories, stockpiles and ore on leach pads	—	—	(0.5)	—	—	(0.3)	(1.4)	—
Purchased ore, smelting and refining and other	(0.4)	—	—	—	—	—	—	—

Total cash cost for per ounce calculation	$56.0	$60.0	$13.1	$11.7	$24.0	$40.9	$44.7	$37.0
Equity ounces sold (000)	401.0	495.0	58.3	90.9	77.9	151.8	163.8	153.1
Equity cash cost per ounce sold	$140	$121	$226	$128	$308	$269	$273	$241

	Kalgoorlie		Martha		Total Australia/ New Zealand		Batu Hijau
Three Months Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$35.2	$31.3	$7.8	$5.8	$127.4	$127.7	$31.4	N/A
Minority interest	—	—	—	0.1	—	0.2	(14.2)	N/A
Reclamation/accretion expense	(0.4)	(0.3)	(0.1)	(0.1)	(1.2)	(1.2)	(0.2)	N/A
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	(1.9)	(0.3)	—	N/A
Purchased ore, smelting and refining and other(1)	—	—	—	—	—	—	5.2	N/A

Total cash cost for per ounce calculation	$34.8	$31.0	$7.7	$5.8	$124.3	$126.4	$22.2	N/A
Equity ounces sold (000)	124.8	116.0	37.6	26.2	462.4	538.0	134.1	N/A
Equity cash cost per ounce sold	$278	$266	$206	$217	$269	$234	$166	N/A

	Minahasa		Total Indonesia		Zarafshan
Three Months Ended September 30,	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$3.5	$4.6	$34.9	$4.6	$7.7	$7.7
Minority interest	—	—	(14.2)	—	—	—
Reclamation/accretion expense	(0.3)	(0.1)	(0.5)	(0.1)	(0.1)	—
Write-downs of inventories, stockpiles and ore on leach pads	—	—	—	—	—	—
Purchased ore, smelting and refining and other	(0.2)	(0.3)	5.0	(0.3)	—	—

Total cash cost for per ounce calculation	$3.0	$4.2	$25.2	$4.2	$7.6	$7.7
Equity ounces sold (000)	20.4	23.1	154.5	23.1	46.1	50.2
Equity cash cost per ounce sold	$146	$182	$163	$182	$165	$153

	Ovacik		Total Central Asia/Europe		Total Gold
Three Months Ended September 30,	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$7.5	$6.7	$15.2	$14.4	$481.2	$456.5
Minority interest	—	—	—	—	(70.9)	(54.4)
Reclamation/accretion expense	(0.1)	(0.1)	(0.2)	(0.1)	(4.5)	(5.3)
Write-downs of inventories, stock piles and ore on leach pads	(1.3)	—	(1.3)	—	(3.2)	(2.2)
Purchased ore, smelting and refining and other	—	—	—	—	(1.0)	(8.0)

Total cash cost for per ounce calculation	$6.1	$6.6	$13.7	$14.3	$401.6	$386.6
Equity ounces sold (000)	34.7	51.5	80.8	101.7	1,724.5	1,944.0
Equity cash cost per ounce sold	$174	$128	$169	$141	$233	$201

	Nevada		Golden Giant		Holloway		Mesquite(2)
Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$525.6	$456.0	$34.8	$41.0	$17.9	$15.4	$—	$7.6
Minority interest	—	—	—	—	—	—	—	—
Reclamation/accretion expense	(4.2)	(4.8)	(0.2)	(1.2)	—	(0.4)	—	(0.2)
Write-downs of inventories, stockpiles and ore on leach pads	—	(2.9)	—	—	—	—	—	—
Purchased ore, smelting and refining and other(1)	(26.5)	(10.9)	0.1	—	0.1	—	—	—

Total cash cost for per ounce calculation	$494.9	$437.4	$34.7	$39.8	$18.0	$15.0	$—	$7.4
Equity ounces sold (000)	1,747.8	1,865.1	118.4	161.8	48.4	50.1	—	42.8
Equity cash cost per ounce sold	$283	$239	$294	$246	$370	$300	$—	$172

	La Herradura		Total North America		Yanacocha		Kori Kollo
Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$8.1	$8.8	$586.4	$528.8	$320.7	$274.3	$8.3	$32.6
Minority interest	—	—	—	—	(161.5)	(138.7)	(1.0)	(3.9)
Reclamation/accretion expense	(0.1)	(0.1)	(4.5)	(6.7)	(2.3)	(2.5)	(0.7)	(1.8)
Write-downs of inventories, stockpiles and ore, leach pads	—	—	—	(2.9)	—	—	(2.1)	—
Purchased ore, smelting and refining and other	—	—	(26.3)	(10.9)	(0.5)	—	—	—

Total cash cost for per ounce calculation	$8.0	$8.7	$555.6	$508.3	$156.4	$133.1	$4.5	$26.9
Equity ounces sold (000)	51.4	50.9	1,966.0	2,170.7	1,125.0	1,130.0	16.8	144.5
Equity cash cost per ounce sold	$156	$171	$283	$238	$139	$118	$272	$186

	Total South America		Pajingo		Yandal		Tanami
Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$329.0	$306.9	$43.1	$32.5	$82.8	$126.8	$140.7	$114.6
Minority interest	(162.5)	(142.6)	—	—	—	—	—	(4.2)
Reclamation/accretion expense	(3.0)	(4.3)	(0.2)	(0.1)	(1.4)	(1.6)	(0.9)	(0.8)
Write-downs of inventories, stockpiles and ore on leach pads	(2.1)	—	(1.0)	—	(0.2)	(2.7)	(4.1)	(2.0)
Purchased ore, smelting and refining and other	(0.5)	—	—	—	—	—	—	—

Total cash cost for per ounce calculation	$160.9	$160.0	$41.9	$32.4	$81.2	$122.5	$135.7	$107.6
Equity ounces sold (000)	1,141.8	1,274.5	182.0	258.7	291.0	433.0	505.7	449.3
Equity cash cost per ounce sold	$141	$125	$230	$125	$279	$283	$268	$239

	Kalgoorlie		Martha		Total Australia/New Zealand		Batu Hijau
For the Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$103.9	$83.4	$19.9	$19.7	$390.4	$377.0	$72.3	N/A
Minority interest	—	—	—	(0.3)	—	(4.5)	(32.7)	N/A
Reclamation/accretion expense	(1.3)	(1.1)	(0.3)	(0.3)	(4.1)	(3.9)	(0.4)	N/A
Write-downs of inventories, stockpiles and ore on leach pads	—	(1.0)	—	(2.6)	(5.3)	(8.3)	—	N/A
Purchased ore, smelting and refining and other(1)	—	—	—	—	—	—	12.5	N/A

Total cash cost for per ounce calculation	$102.6	$81.3	$19.6	$16.5	$381.0	$360.3	$51.7	N/A
Equity ounces sold (000)	345.3	309.2	90.3	73.5	1,414.3	1,523.7	301.7	N/A
Equity cash cost per ounce sold	$297	$263	$217	$225	$269	$236	$171	N/A

	Minahasa		Total Indonesia		Zarafshan
For the Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$19.8	$21.7	$92.1	$21.7	$26.2	$25.7
Minority interest	—	—	(32.7)	—	—	—
Reclamation/accretion expense	(0.3)	(0.4)	(0.7)	(0.4)	(0.3)	(0.2)
Write-downs of inventories, stockpiles and ore on leach pads	(0.2)	(1.3)	(0.2)	(1.3)	—	—
Purchased ore, smelting and refining and other	(1.2)	(1.3)	11.3	(1.3)	(0.1)	—

Total cash cost for per ounce calculation	$18.1	$18.7	$69.8	$18.7	$25.8	$25.5
Equity ounces sold (000)	70.2	81.2	371.9	81.2	170.9	171.9
Equity cash cost per ounce sold	$258	$231	$188	$231	$151	$148

	Ovacik		Total Central Asia/Europe		Total Gold
For the Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003
	(unaudited, in millions, except ounce and per ounce amounts)
Costs applicable to sales per financial statements	$22.8	$17.6	$49.0	$43.3	$1,446.9	$1,277.7
Minority interest	—	—	—	—	(195.2)	(147.1)
Reclamation/accretion expense	(0.3)	(0.2)	(0.6)	(0.4)	(12.9)	(15.7)
Write-downs of inventories, stock piles and ore leach pads	(1.3)	—	(1.3)	—	(8.9)	(12.5)
Purchased ore, smelting and refining and other	—	—	(0.1)	—	(15.6)	(12.2)

Total cash cost for per ounce calculation	$21.2	$17.4	$47.0	$42.9	$1,214.3	$1,090.2
Equity ounces sold (000)	110.0	137.7	280.9	309.6	5,174.9	5,359.7
Equity cash cost per ounce sold	$193	$126	$168	$138	$235	$205

(1)	Includes Nevada’s purchase of ore related to the 75% non-equity ounce portion of the Turquoise Ridge joint venture and refining. Includes smelting and refining for Batu Hijau included in Sales-base metals, net.
(2)	Mesquite operations were sold in November 2003.

Reconciliation of Costs applicable to sales to total cash costs per base metal pound:

	Batu Hijau		Golden Grove
			2004			2003
Three Months Ended September 30,	2004	2003	Total	Copper	Zinc	Total	Copper	Zinc
	(unaudited, in millions, except per pound amounts)
Costs applicable to sales per financial statements	$86.9	N/A	$14.5	$8.3	$6.2	$4.7	$4.3	$0.4
Minority interest	(39.4)	N/A	—	—	—	—	—	—
Reclamation/accretion expense	(0.4)	N/A	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	N/A	(4.5)	(1.5)	(3.0)	(0.3)	(1.1)	0.8
Purchased ore, smelting and refining and other	14.8	N/A	7.8	(0.2)	8.0	0.2	0.9	(0.7)

Total cash cost for per pound calculation	$61.9	N/A	$17.7	$6.6	$11.1	$4.5	$4.1	$0.4
Equity total pounds sold (000)	111,285	N/A	N/A	7,417	27,325	N/A	8,711	9,504
Equity total cash cost per pound sold	$0.56	N/A	N/A	$0.89	$0.40	N/A	$0.47	$0.05

	Batu Hijau		Golden Grove
			2004			2003
Nine Months Ended September 30,	2004	2003	Total	Copper	Zinc	Total	Copper	Zinc
	(unaudited, in millions, except per pound amounts)
Costs applicable to sales per financial statements	$221.5	N/A	$45.8	$25.3	$20.5	$29.7	$22.1	$7.6
Minority interest	(100.4)	N/A	—	—	—	—	—	—
Reclamation/accretion expense	(1.3)	N/A	(0.4)	(0.2)	(0.2)	(0.3)	(0.2)	(0.1)
Write-downs of inventories, stockpiles and ore on leach pads	—	N/A	(7.9)	(2.3)	(5.6)	(7.1)	(4.0)	(3.1)
Purchased ore, smelting and refining and other	39.8	N/A	23.1	2.4	20.7	16.5	7.2	9.3

Total cash cost for per pound calculation	$159.6	N/A	$60.6	$25.2	$35.4	$38.8	$25.1	$13.7
Equity total pounds sold (000)	291,951	N/A	N/A	29,605	92,443	N/A	46,167	63,132
Equity total cash cost per pound sold	$0.55	N/A	N/A	$0.85	$0.38	N/A	$0.54	$0.22

Reconciliation of Costs applicable to sales to consolidated total production costs per gold ounce and per copper pound:

	Gold		Copper
Three Months Ended September 30,	2004	2003	2004	2003(1)
	(unaudited, in millions, except per ounce and per pound amounts)
Costs applicable to sales per financial statements	$481.2	$456.5	$95.2	$4.3
Minority interest	(70.9)	(54.4)	(39.4)	—
Reclamation/accretion expense	(4.5)	(5.3)	(0.4)	—
Write-downs of inventories, stock piles and ore on leach pads	(3.2)	(2.2)	(1.5)	(1.1)
Purchased ore and other	(1.0)	(8.0)	14.6	0.9

Total cash cost for per ounce/pound	401.6	386.6	68.5	4.1
Reclamation/accretion expense and other	4.5	4.7	0.4	(0.2)
DD&A	128.2	137.9	24.2	1.8
Minority interest	(24.9)	(21.5)	(9.7)	—

Total production costs for per ounce/pound calculations	$509.4	$507.7	$83.4	$5.7
Equity ounces sold (000)	1,724.5	1,944.0	—	—
Equity total pounds sold (000)	—	—	118,702	8,711
Equity total cash cost per ounce/pound sold	$233	$201	$0.58	$0.47
Equity total production costs per ounce/pound sold	$296	$265	$0.70	$0.66

(1)	Includes only Golden Grove in 2003.

	Gold		Copper
Nine Months Ended September 30,	2004	2003	2004	2003(1)
	(unaudited, in millions, except per ounce and per pound amounts)
Costs applicable to sales per financial statements	$1,446.9	$1,277.7	$246.8	$22.1
Minority interest	(195.2)	(147.1)	(100.4)	—
Reclamation/accretion expense	(12.9)	(15.7)	(1.5)	(0.2)
Write-downs of inventories, stock piles and ore on leach pads	(8.9)	(12.5)	(2.3)	(4.0)
Purchased ore and other	(15.6)	(12.2)	42.2	7.2

Total cash cost for per ounce/pound	1,214.3	1,090.2	184.8	25.1
Reclamation/accretion expense and other	12.5	14.3	1.3	(0.4)
DD&A	407.5	377.0	72.8	9.4
Minority interest	(77.4)	(56.4)	(28.4)	—

Total production costs for per ounce/pound calculations	$1,556.9	$1,425.1	$230.5	$34.1
Equity ounces sold (000)	5,174.9	5,359.7	—	—
Equity pounds sold (000)	—	—	321,556	46,167
Equity cash cost per ounce/pound sold	$235	$205	$0.58	$0.54
Equity total production cost per ounce/pound sold	$301	$268	$0.72	$0.74

(1)	Includes only Golden Grove in 2003.

During 2003, Batu Hijau accounted for sales of gold as a by-product credit in copper production costs. The following table reflects the pro forma impacts on revenues and production costs had Batu Hijau applied co-product accounting for copper and gold during the three and nine months ended September 30, 2003:

		Co-Product Method
Three Months Ended September 30, 2003	By-Product Method	Copper	Gold	Total
	(unaudited, in thousands, except per ounce amounts)
Revenue	$87,202	$87,202	$42,935	$130,137

Cash production costs	$54,836	$36,397	$18,439	$54,836
By-product credits	(44,395)	(978)	(482)	(1,460)

Total Cash Cost	10,441	35,419	17,957	53,376
Noncash costs	17,109	11,283	5,826	17,109

Total Production Costs	$27,550	$46,702	$23,783	$70,485
Pounds of copper sold (000)	103,246	103,246	—
Ounces of gold sold (000)	116.5	—	116.5
Cash cost per pound/ounce	$0.10	$0.34	$154
Noncash cost per pound/ounce	0.17	0.11	50

Total costs per pound/ounce.	$0.27	$0.45	$204

		Co-Product Method
Nine Months Ended September 30, 2003	By-Product Method	Copper	Gold	Total
	(unaudited, in thousands, except per ounce amounts)
Revenue	$210,902	$210,902	$92,894	$303,796

Cash production costs	$147,129	$102,140	$44,989	$147,129
By-product credits	(96,115)	(2,236)	(985)	(3,221)

Total Cash Cost	51,014	99,904	44,004	143,908
Noncash costs	49,937	34,667	15,270	49,937

Total Production Costs	$100,951	$134,571	$59,274	$193,845
Pounds of copper sold (000)	264,290	264,290	—
Ounces of gold sold (000)	262.7	—	262.7
Cash cost per pound/ounce	$0.19	$0.38	$168
Noncash cost per pound/ounce	0.19	0.13	58

Total costs per pound/ounce.	$0.38	$0.51	$226

North American Operations

Third quarter 2004 gold sales at Nevada decreased 18% to 570,400 equity ounces from 696,900 equity ounces during the third quarter of 2003. The 126,500 ounce decrease in gold sales is primarily attributable to a 10% decrease in mill ore grade, a 2% decrease in mill tons processed and a 16% decrease in leach production. Total cash costs for Nevada increased 20% to $287 per equity ounce in the third quarter of 2004 from $240 per equity ounce in the third quarter of 2003. The $47 increase in total cash costs per equity ounce is primarily attributable to processing lower grade material as waste removal in open pit mines continued to accelerate following delays in the first quarter and higher diesel, electricity and mine equipment maintenance costs.

During the nine months ended September 30, 2004, Nevada gold sales decreased 6% to 1,747,800 equity ounces from sales of 1,865,100 equity ounces during the nine months ended September 30, 2003 as sales from inventories partially offset an 11% production decline. Production declines in 2004 were due to lower ore grade and recoveries, partially offset by increased mill ore processing. The increase in ore processing was due to the full nine months of production in 2004 from Mill 5 which recommenced operations in June 2003. Ore grade was adversely impacted by weather conditions in Eastern Nevada in January and February, which caused a shortfall in open pit ore mined and waste moved at the Carlin and Pete pits, and resulted in the processing of lower-grade stockpiles during the first quarter and early second quarter to make up for the shortfall. Total cash costs per equity ounce increased from $239 per ounce during the nine months ended September 30, 2003 to $283 per ounce during the same period in 2004 due to the processing of lower-grade material, higher contract service costs from contracted ore haulage at Carlin (which has subsequently ended), increased tonnage hauled to Twin Creeks and higher diesel, electricity and mine equipment maintenance costs.

Silver by-product credits in Nevada were $4.2 million and $3.5 million for the third quarters of 2004 and 2003, respectively and $14.1 million and $10.4 million during the nine months ended September 30, 2004 and 2003, respectively. Silver by-product credit amounts are expected to vary from quarter to quarter; such variations are not expected to be material to the economics of Nevada’s operations. Newmont currently forecasts that Nevada will sell approximately 2.4 million equity ounces of gold for the full year 2004 at total cash costs per ounce of $280.

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

Gold sales at the Golden Giant mine in Canada decreased 39% to 26,200 ounces during the third quarter of 2004 compared to 42,800 ounces during the third quarter of 2003. The decline was primarily due to a 36% decrease in mill ore processed volume from the unplanned production suspension after a mechanical failure of a component of the ore hoisting system in late June 2004 and expected lower flexibility in accessing available ore and a 24% decrease in mill feed ore grade. Total cash costs increased to $418 per ounce in the third quarter of 2004 from $238 per ounce in the third quarter of 2003, primarily due to lower production and appreciation of the Canadian dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below).

Gold sales at the Golden Giant mine in Canada decreased 27% to 118,400 ounces during the nine months ended September 30, 2004 compared to 161,800 ounces during the same period of 2003. The 2004 decline was primarily due to a decrease in mill throughput due to the production suspension discussed above and reduced mining faces at this maturing mine. Total cash costs increased to $294 per ounce for the nine months ended September 30, 2004 from $246 per ounce in the same period of 2003 as lower operating costs in the first quarter were more than offset by lower production volume and appreciation of the Canadian dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below). Gold sales for the full year 2004 are expected to total approximately 150,000 ounces at total cash costs per ounce of $310.

The Holloway mine, in Canada, reported gold sales of 13,300 equity ounces for the third quarter of 2004, approximately 24% lower than the 17,400 equity ounces sold during the third quarter of 2003, primarily reflecting a 7% decrease in mill ore processing volume and a build in inventory, partially offset by a 5% increase in mill ore grade. Total cash costs at Holloway increased to $376 per equity ounce in the third quarter of 2004 from $297 per equity ounce in the third quarter of 2003, primarily from lower production, higher costs associated with increased manpower, steel and electricity and appreciation of the Canadian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below).

Gold sales for the nine months ended September 30, 2004 were 3% lower at 48,400 equity ounces, compared to 50,100 equity ounces sold during the same period in 2003, primarily due to a 7% decrease in mill ore processing volume partially offset by higher ore grades (5%). Total cash costs increased to $370 per equity ounce in the nine months ended September 30, 2004 from $300 per equity ounce for the same period of 2003, primarily from higher costs associated with increased manpower, steel and electricity and appreciation of the Canadian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below). Holloway is expected to sell approximately 70,000 equity ounces for the full year 2004 at total cash costs per equity ounce of $340.

Gold sales at the Mesquite heap leach mine in southern California were 12,600 ounces and 42,800 ounces during the three and nine months ended September 30, 2003, respectively. Cash costs per ounce sold were $196 and $172 per ounce for the same periods in 2003. Newmont sold Mesquite in November 2003.

At La Herradura in Mexico, gold sales decreased 4% to 15,900 equity ounces at total cash costs of $179 per equity ounce during the third quarter of 2004 compared to 16,500 equity ounces at total cash costs of $181 per equity ounce during the comparable period in 2003. For the nine months ended September 30, 2004, gold sales remained flat at 51,400 equity ounces at total cash costs of $156 per equity ounce compared to 50,900 equity ounces at total cash costs of $171 per equity ounce during the same period of 2003. Gold sales for the full year 2004 are expected to total approximately 70,000 equity ounces at total cash costs per equity ounce of $165.

South American Operations

In the third quarter of 2004, gold sales at Minera Yanacocha SRL (“Yanacocha”) in Peru decreased 12% to 397,000 equity ounces (773,100 100% basis) compared to 451,200 ounces (878,800 100% basis) in the third quarter of 2003. The decline in ounces sold was attributable to 9% fewer tons placed on the leach pads due to the mining sequence and slower recovery from the La Quinua leach pad. Total cash costs per equity ounce increased 23% to $139 in the third quarter of 2004 from $113 per equity ounce in the third quarter of 2003, reflecting higher diesel fuel prices and consumption (longer haul distances), higher reagent costs, higher waste removal and the lower production volume in 2004 compared to the third quarter of 2003. Local residents temporarily blocked access to the mine in September 2004, resulting in fewer tons placed on the leach pads and higher costs. Mining operations were scaled back for less than one week. Normal mining operations resumed on September 19, 2004.

Gold sales remained relatively constant at 1,125,000 equity ounces (2,190,800 100% basis) for the nine months ended September 30, 2004 compared to 1,130,000 equity ounces (2,200,600 100% basis) during the same period in 2003. Increases in ounces sold due to a focus on inventory reduction (primarily from Carachugo and Yanacocha leach pads), were offset by slower recovery at La Quinua and the planned mining sequence which resulted in lower ore grade (15%) and fewer tons placed on the leach pads (10%). Total cash costs per equity ounce increased 18% to $139 during the nine months ended September 30, 2004 from $118 per equity ounce during the same period of 2003, reflecting increased waste removal and increased costs due to higher diesel fuel prices and consumption and increased use of reagents and explosives.

Silver by-product credits at Yanacocha were $6.0 million and $4.4 million for the third quarters of 2004 and 2003, respectively, and $17.5 million and $11.2 million during the nine months ended September 30, 2004 and 2003, respectively. Gold sales for the full year 2004 at Yanacocha are expected to be approximately 1.5 million equity ounces (3.0 million 100% basis) at total cash costs per ounce of $135.

During the second quarter of 2004, Peru enacted legislation to establish a sliding scale mining royalty of up to 3% based on the volume of mine production. The royalty is calculated on revenue from sales of product less certain refining and transportation expenses. While the Peruvian royalty became effective during the second quarter of 2004, it does not apply to those projects that had stability contracts prior to the adoption of the royalty law. Virtually all of Yanacocha’s current production is derived from projects that were stabilized prior to the enactment of the royalty legislation. However, pending amendment or successful legal challenges to the validity of the royalty legislation, future non-stabilized projects could be burdened by this royalty.

Cerro Quilish is one of the ore deposits within the Yanacocha complex. In the third quarter 2004, Yanacocha received a drilling permit for the Cerro Quilish deposit and commenced drilling activities to further define the deposit. During September 2004 , individuals from the Cajamarca region conducted a sustained blockade of the road between the City of Cajamarca and the mine site, in protest of these exploration activities. Yanacocha suspended all drilling activities at Cerro Quilish and the blockade was resolved. Yanacocha has now requested the revocation of its Cerro Quilish drilling permit, and the Company will reevaluate, as part of its year end reserve estimation process, whether the deposit’s 1.98 million equity gold ounces should remain in reserves and what, if any, impairment charge of up to $6.0 million should be taken in regard to capitalized development costs for Cerro Quilish.

Gold ounces sold at Kori Kollo in Bolivia during the third quarter of 2004 decreased to 4,000 equity ounces compared to 43,800 equity ounces during the third quarter of 2003. Total cash costs per equity ounce increased 18% to $235 in the third quarter of 2004 compared to $199 in the third quarter of 2003. Gold ounces sold during the nine months ended September 30, 2004 decreased to 16,800 equity ounces compared to 144,500 equity ounces during the same period in 2003. Total cash costs per equity ounce increased to $272 for the nine months ended September 30, 2004 compared to $186 in the same period of 2003. Mining was completed and the mill was closed in October 2003. Production will continue until residual leaching is completed in 2005. Kori Kollo will begin processing oxide ores on leach pads from the Kori Chaca pit and reprocessing high-grade tailings on a new leach pad. These projects are expected to produce between 250,000 and 300,000 equity ounces in total from 2005 to 2008. Gold sales for the full year 2004 are expected to total approximately 25,000 equity ounces at total cash costs per equity ounce of $260.

Australia/New Zealand Operations

At the Pajingo mine in north Queensland, gold sales decreased 36% to 58,300 ounces at total cash costs of $226 per ounce during the third quarter of 2004 from 90,900 equity ounces at total cash costs of $128 per ounce during the third quarter of 2003. Gold sales declined in the third quarter of 2004 on lower ore grade (36%) from depletion of high-grade deposits in 2003 and the use of lower grade stockpiles in 2004 to supplement mill feed due to a ground disturbance. Total cash costs per ounce increased by 77% during the third quarter of 2004 primarily due to the lower ore grade, appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates below) and higher maintenance costs.

Gold sales at Pajingo decreased 30% to 182,000 ounces during the nine months ended September 30, 2004 from 258,700 ounces during the same period in 2003. Gold sales declined due to depletion of high-grade ore in 2003 that resulted in a 35% decline in ore grade and a ground disturbance along a concealed fault line that delayed mill feed. Total cash costs per ounce increased 84% to $230 during the nine months ended September 30, 2004 from $125 per ounce during the same period in 2003, primarily due to the lower ore grade, higher mine maintenance costs and appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates below). Gold sales at Pajingo for the full year 2004 are expected to be approximately 265,000 ounces at total cash costs per ounce of $220.

At the Yandal operations in Western Australia, gold sales decreased 49% to 77,900 ounces at total cash costs of $308 per ounce during the third quarter of 2004, compared to 151,800 ounces at total cash costs of $269 per ounce during the third quarter of 2003. The reduction in ounces sold was due to the sale of the Wiluna operation in December 2003 [see additional information in Management’s Discussion and Analysis of Results of Operations and Financial Condition, Investing Activities, in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003] and cessation of mining at Bronzewing during the first quarter of 2004. Newmont sold Bronzewing in the third quarter of 2004 (see Other Investing Activities, below). Jundee is the remaining active mine of the Yandal operations. Total cash costs per ounce increased in the third quarter of 2004 primarily due to lower production, higher open-pit mining costs and the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below).

Gold sales at Yandal decreased 33% to 291,000 ounces during the nine months ended September 30, 2004, compared to 433,000 ounces during the same period in 2003 and total cash costs remained relatively flat at $279 per ounce compared to $283 per ounce in 2003. The reduction in ounces sold was primarily due to the sale of the Wiluna operation and cessation of mining at Bronzewing discussed above, partially offset by a 16% increase in production at Jundee. The increase in Jundee gold sales primarily reflects higher ore grade from the Westside underground deposit and higher throughput. Total cash costs per ounce declined marginally during the nine months ended September 30, 2004, compared to the same period in 2003, primarily due to the elimination of the high-cost Wiluna operation and higher production at Jundee, partially offset by the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below). Total Yandal gold sales for the full year 2004 are expected to be approximately 370,000 ounces at total cash costs per ounce of $285.

In April 2003, the Company increased its interest in the Tanami operations to 100% from approximately 85.9% through the acquisition of the minority shareholder interests. Gold sales from the Tanami operations increased 7% to 163,800 ounces during the third quarter of 2004, compared to 153,100 ounces during the third quarter of 2003, primarily due to an 18% increase in ore grade partially offset by a 5% reduction in mill ore processing volume and a build in inventory. Total cash costs per ounce increased to $273 during the third quarter of 2004, compared to $241 per ounce during the third quarter of 2003, with lower processing costs being more than offset by higher underground backfill costs and the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below).

Gold sales at Tanami increased 13% to 505,700 ounces during the nine months ended September 30, 2004, compared to 449,300 ounces during the same period in 2003, due to the increase in ownership, higher underground grades and the sale of 2003 stocks carried over from the fourth quarter of 2003. Total cash costs per ounce increased 12% to $268 during the nine months ended September 30, 2004 compared to $239 per ounce during the same period in 2003, primarily due to the same factors noted above for the third quarter of 2004. Gold sales for the full year 2004 at Tanami are expected to be approximately 660,000 ounces at total cash costs per ounce of $280.

At the 50%-owned Kalgoorlie operations in Western Australia, gold sales increased 8% to 124,800 equity ounces during the third quarter of 2004 compared to 116,000 equity ounces during the third quarter of 2003, primarily due to a 15% increase in ore grade. Total cash costs per equity ounce increased 5% to $278 during the third quarter of 2004, compared to $266 per equity ounce during the third quarter of 2003, primarily due to the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below) and higher processing consumables costs.

Gold sales at Kalgoorlie increased 12% to 345,300 equity ounces during the nine months ended September 30, 2004 compared to 309,200 equity ounces during the same period in 2003, due to higher production and a draw-down of inventories. Total cash costs per equity ounce increased 13% to $297 during the nine months ended September 30, 2004, compared to $263 per equity ounce during the same period in 2003, primarily due to the appreciation of the Australian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below), higher processing consumables costs, and higher maintenance costs associated with an unplanned mill failure in January 2004. Gold sales for the full year 2004 are expected to be approximately 450,000 equity ounces at total cash costs per equity ounce of $310.

In April 2003, Newmont increased its ownership in the Martha mine in New Zealand to 100% (see Investing Activities in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003). Gold sales at Martha increased 44% to 37,600 ounces during the third quarter of 2004 compared to 26,200 ounces during the third quarter of 2003. The increase in gold sales was primarily due to an increase in ore grade. Total cash costs per ounce decreased 5% to $206 during the third quarter of 2004, compared to $217 per ounce during the third quarter of 2003. The decrease was primarily due to higher production partially offset by the appreciation of the New Zealand dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below). Silver by-product credits were $1.5 million for the third quarters of 2004 and 2003, respectively.

Gold sales at Martha increased 23% to 90,300 ounces during the nine months ended September 30, 2004 compared to 73,500 equity ounces during the same period in 2003 primarily due to a 7% increase in mill ore processing volume, combined with a 17% increase in ore grade and the change in ownership mentioned above. Total cash costs per ounce declined to $217 during the nine months ended September 30, 2004, compared to $225 per equity ounce during the same period in 2003 primarily due to higher silver by-product credits, partially offset by the appreciation of the New Zealand dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below). Silver by-product credits were $3.9 million and $3.2 million for the nine months ended September 30, 2004 and 2003, respectively. Martha is expected to sell approximately 125,000 ounces of gold at total cash costs per ounce of $220 during the full year 2004.

At the Golden Grove copper/zinc operation in Western Australia, copper sales decreased 15% to 7.4 million pounds during the third quarter of 2004 from 8.7 million pounds during the third quarter of 2003, primarily due to mine plan sequencing to zinc from copper areas of the mine. Total cash costs increased 89% to $0.89 per pound of copper for the third quarter of 2004 compared to $0.47 per pound for the third quarter of 2003. Zinc sales increased 188% to 27.3 million pounds during the third quarter of 2004 from 9.5 million pounds during the third quarter of 2003 as production was shifted to zinc bearing ore zones. Total cash costs were $0.40 per pound of zinc for the third quarter of 2004 compared to $0.05 per pound for the third quarter of 2003. Unit cost increases primarily reflect lower by-product credits from the timing of shipments, higher ground support costs and the appreciation of the Australian dollar against the U.S. dollar (see Foreign Currency Exchange Rates, below).

Copper sales decreased 36% to 29.6 million pounds during the nine months ended September 30, 2004 from 46.2 million pounds during the same period in 2003, primarily due to mine plan sequencing that delivered more zinc ore during the period and lower copper grades. Total cash costs increased 57% to $0.85 per pound of copper for the nine months ended September 30, 2004 compared to $0.54 per pound for the same period in 2003. Zinc sales increased 46% to 92.4 million pounds during the nine months ended September 30, 2004 from 63.1 million pounds during the same period in 2003. Total cash costs increased 73% to $0.38 per pound of zinc for the nine months ended September 30, 2004 compared to $0.22 per pound for the same period in 2003. The factors causing unit cost increases in 2004 are consistent with those for the third quarter discussed above. Copper and zinc sales at Golden Grove are expected to total approximately 35 million pounds and 135 million pounds at $0.88 and $0.43 per pound, respectively, for the full year 2004.

Indonesian Operations

During 2003, Newmont accounted for its 56.25% economic interest (a 45% ownership interest) in Batu Hijau under the equity method of accounting. However, upon adoption of FIN 46R, Newmont consolidated the operations of Batu Hijau as of January 1, 2004 (see Overview, above). As of October 1, 2004, Bau Hijau’s cumulative losses had been recovered and Batu Hijau began to report positive retained earnings. Accordingly, Newmont will recognize the minority interests in Batu Hijau at an effective 47.125% (effective 52.875% Newmont share) of Batu Hijau’s earnings until a certain loan is repaid. See Consolidated Financial Results above for more information.

Copper sales at Batu Hijau increased 8% to 111.3 million equity pounds (pounds attributable to Newmont’s economic interest, 197.8 million, 100% basis) during the third quarter of 2004, compared to 103.2 million equity pounds (183.5 million, 100% basis) during the third quarter of 2003. Gold sales increased 15% to 134,100 equity ounces (238,500, 100% basis) during the third quarter of 2004 from 116,500 equity ounces (207,200, 100% basis) during the third quarter of 2003. The increases in copper and gold sales were primarily attributable to higher mill throughput reflecting modifications to the crusher circuit in the second half of 2003 and higher ore grade (copper 7%, gold 12%).

Beginning in 2004, Newmont began utilizing co-product accounting for copper and gold whereby production costs are allocated in proportion to the sales revenues generated by each product. Total cash costs per equity pound of copper were $0.56 during the third quarter of 2004. During 2003, Batu Hijau accounted for sales of gold as a by-product credit in copper production costs. Had Batu Hijau applied co-product accounting for copper and gold during the third quarter of 2003, total cash costs per equity pound of copper would have been $0.34. Total cash costs were $166 per equity ounce of gold during the third quarter of 2004. Had Batu Hijau accounted for gold as a co-product during the third quarter of 2003, total cash costs per equity ounce of gold would have been $154. The increase in 2004 in total cash costs per equity pound of copper and the increase in total cash costs per equity ounce of gold reflect higher mining costs, higher processing costs resulting from increased grinding activities and higher insurance costs. In addition, under co-product accounting, copper was allocated a higher percentage of total costs during the third quarter of 2004, compared to the third quarter of 2003, as the average copper price increased more significantly than did the average gold price in the third quarter of 2004.

For the nine months ended September 30, 2004, copper sales increased 10% to 292.0 million equity pounds (519.0 million, 100% basis) compared to 264.3 million equity pounds (469.8 million, 100% basis) during the same period in 2003, and gold sales increased 15% to 301,700 equity ounces (536,300, 100% basis) during the nine months ended September 30, 2004 from 262,700 equity ounces (467,000, 100% basis) during the same period in 2003. The increase in copper sales was primarily attributable to higher mill throughput reflecting the modifications to the crusher circuit and higher ore grade.

Total cash costs per equity pound of copper (using co-product accounting) were $0.55 during the nine months ended September 30, 2004. Had co-product accounting for copper and gold during the same period in 2003 been used, the total cash costs per equity pound of copper would have been $0.38. Total cash costs (using co-product accounting) were $171 per equity ounce of gold during the nine months ended September 30, 2004 compared to $168 per equity ounce (assuming co-product accounting had been used) during the same period in 2003. The increase in total cash costs per equity pound of copper reflects higher mining costs (from higher fuel prices and consumption and higher maintenance on more trucks), higher processing, maintenance and consumables costs resulting from increased grinding for harder ore, and an increase in the use of consulting services. In addition, under co-product accounting, copper was allocated a higher percentage of total costs during the nine months ended September 30, 2004, compared to the same period in 2003, as the average copper price increased more significantly than did the average gold price in 2004. The decrease in total cash costs per equity ounce of gold for the nine months ended September 30, 2004, compared to the same period in 2003, was primarily attributable to the higher allocation of costs to copper as described above. Sales for the full year 2004 are expected to total approximately 380 million equity pounds of copper at total cash costs per equity pound of $0.53 and 390,000 equity ounces of gold at total cash costs per equity ounce of $170.

Minahasa’s gold sales decreased 12% to 20,400 equity ounces during the third quarter of 2004 from 23,100 equity ounces during the third quarter of 2003, primarily reflecting lower mill throughput. Total cash costs per equity ounce decreased 20% to $146 in the third quarter of 2004, compared to $182 per equity ounce in the third quarter of 2003.

Gold sales at Minahasa decreased 14% to 70,200 equity ounces during the nine months ended September 30, 2004 from 81,200 equity ounces during the same period in 2003, primarily reflecting the completion of milling and subsequent shutdown on August 30, 2004 resulting in lower mill throughput and lower grade ore. Total cash costs per equity ounce increased 12% to $258 in the nine months ended September 30, 2004, compared to $231 per equity ounce in the same period of 2003, primarily due to lower production volumes. Mining activities at Minahasa ceased late in 2001. The remaining stockpiles were completely processed by August 30, 2004. See Note 22 to the Consolidated Financial Statements for information regarding legal actions related to Minahasa.

Central Asia/European Operations

Gold sales at the Zarafshan-Newmont Joint Venture in the Central Asian Republic of Uzbekistan decreased 8% to 46,100 equity ounces during the third quarter of 2004, compared to 50,200 equity ounces during the third quarter of 2003, due to lower amounts of ore processed (planned conveyor changeover) and lower ore grade (planned processing sequence). Total cash costs per equity ounce increased 8% to $165 during the third quarter of 2004 compared to $153 per equity ounce during the third quarter of 2003, primarily due to lower production.

Gold sales at Zarafshan-Newmont remained flat at 170,900 equity ounces during the nine months ended September 30, 2004, compared to 171,900 equity ounces during the same period in 2003. Total cash costs per equity ounce were $151 and $148 for the nine months ended September 30, 2004 and 2003, respectively. Newmont’s share of gold sales at Zarafshan-Newmont is expected to total approximately 215,000 equity ounces at total cash costs per equity ounce of $160 for the full year 2004.

Gold sales at the Ovacik mine in western Turkey decreased 33% to 34,700 ounces during the third quarter of 2004 from 51,500 ounces during the third quarter of 2003, primarily due to suspension of operations, as discussed below. Total cash costs per ounce increased 36% to $174 during the third quarter of 2004 compared to $128 per ounce during the third quarter of 2003. The increase in total cash costs per ounce was primarily due to the lower production.

Gold sales at Ovacik decreased 20% to 110,000 ounces during the nine months ended September 30, 2004 from 137,700 ounces during the same period in 2003. The decrease in gold sales was primarily due to a suspension of operations, discussed below, partially offset by exhausting low-grade inventory stockpiles. Total cash costs per ounce increased 53% to $193 during the nine months ended September 30, 2004, compared to $126 per ounce during the same period in 2003. The increase in total cash costs per ounce was primarily due to the decline in production. Gold sales at Ovacik for the full year 2004 are expected to total approximately 125,000 ounces at total cash costs per ounce of $215.

Ovacik has a long history of legal challenges to the operation of the mine, and in particular to its use of cyanide in gold production, including challenges in the Turkish courts and a separate, but related action in the European Court of Human Rights. In August 2004, the Ovacik mine suspended operations as a result of a court decision ordering suspension of operating permits pending completion of certain additional permitting requirements and the submission of an updated environmental impact assessment. For additional information, see Note 22 to the Consolidated Financial Statements. Also in 2004, the Turkish government enacted legislative amendments that impacted Ovacik’s right to receive refunds of value-added tax (“VAT”). Reinstatement of the VAT exemption was enacted by the Turkish government in August 2004. Ovacik does not expect to be entitled to recover VAT paid on production materials for the period from January 2004 to the time of reinstatement. A proposed sale of the Ovacik mine has been deferred pending resolution of these matters.

In the second quarter of 2004, a write-down of $16.3 million related to the long-lived assets at the Ovacik mine was recognized based upon an impairment evaluation. If, as a result of the above-described legal proceedings, the mine is ordered permanently closed, or the operating permits are not reinstated within a reasonable period, the Company may be required to record further write-downs. The carrying value of long-lived assets at September 30, 2004 was approximately $27.9 million.

Other Operations

On January 31, 2003, Kinross, Echo Bay and TVX Gold were combined (see Other Investing Activities). Under the terms of the combination, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay. Newmont recorded a gain of approximately $84.3 million on the exchange of its Echo Bay interests. During the first quarter of 2003, Newmont’s share of Echo Bay gold sales was 21,200 equity ounces. Additionally, on January 31, 2003, Newmont sold its 49.9% interest in TVX Newmont Americas to TVX Gold Inc. for $180 million. Newmont’s share of TVX Newmont America’s gold sales during the first quarter of 2003 was 14,500 equity ounces.

Merchant Banking

The Merchant Banking Segment earned $19.1 million and $15.8 million of Royalty and dividend income in the third quarters of 2004 and 2003, respectively, and $47.6 million and $40.8 million during the nine months ended September 30, 2004 and 2003, respectively. In addition, during the nine months ended September 30, 2004, Merchant Banking acquired marketable equity securities of Canadian Oil Sands Trust and of Gabriel Resources, Ltd. for approximately $199.6 million and $19.2 million, respectively. Royalty and dividend income for the full year 2004 is expected to total $55 million to $58 million.

Merchant Banking successfully completed several other small transactions during the first three quarters of 2004. Merchant Banking will continue to consider making investments in or disposition of securities in its equity portfolio, to provide in-house investment banking advice to Newmont on managing its portfolio of assets, to manage the royalty portfolio and to expand the downstream gold refining business as opportunities arise.

Merchant Banking also managed the process of extinguishing the majority of NYOL’s bonds and derivative liability during the second and third quarters of 2003 (see Liquidity and Capital Resources, Financing Activities). These transactions gave rise to a Gain on extinguishment of NYOL bonds, net of $19.6 million and $114.0 million, net of transaction costs, for the three and nine months ended September 30, 2003, respectively. The transactions also gave rise to a Gain on extinguishment of NYOL derivative liability, net of $29.9 million and $106.5 million, net of transaction costs, for the three and nine months ended September 30, 2003, respectively. For more information on these transactions, see Note 12 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

During the first quarter of 2003, Merchant Banking completed the exchange of shares of Echo Bay for shares of Kinross Gold Corporation and the sale of Newmont’s 49.9% interest in TVX Newmont Americas joint venture for cash proceeds of $180 million. Newmont recognized a pre-tax gain of $84.3 million on the transactions in Gain on investments, net during the first quarter of 2003.

Exploration

Exploration, research and development expenditures were $54.1 million and $30.6 million for the three months ended September 30, 2004 and 2003, respectively, of which approximately $29.2 million and $22.2 million related to exploration activities managed by the Exploration Segment, respectively, $19.4 million and $1.9 million related to advanced projects (see below), respectively, and $5.5 million and $6.5 million related to research, development and other activities not managed by Newmont’s Exploration Segment, respectively.

Exploration, research and development expenditures were $139.0 million and $82.7 million for the nine months ended September 30, 2004 and 2003, respectively, of which $80.4 million and $60.8 million related to exploration activities managed by the Exploration Segment, respectively, $37.8 million and $8.9 million related to advanced projects (i.e. feasibility studies at Martabe, Akyem and Minas Conga and exploration drilling at Ahafo), respectively, and $20.8 million and $13.1 million related to research, development and other activities not managed by Newmont’s Exploration Segment. Exploration expenditures in 2004 reflect higher funding of exploration activities by Newmont in response to higher prevailing gold prices. Newmont anticipates it will spend approximately $115 million to $125 million on exploration, research and development activities in 2004 and has established additions to proven and probable reserves as the Exploration Segment’s objective for the year.

Foreign Currency Exchange Rates

Approximately 41% and 42%, of Newmont’s total cash costs were paid in local currencies during the three months ended September 30, 2004 and 2003, respectively. Approximately 42% and 42% of Newmont’s total cash costs were paid in local currencies during the nine months ended September 30, 2004 and 2003. The following tables demonstrate the impacts of variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations during the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 (unaudited):

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars
North America:
Canada	5%	$178	$20	12%	$1,837	$30
Mexico	(7)%	$(79)	$(5)	(8)%	$(100)	$(6)
Yanacocha (Peru)	3%	$339	$1	2%	$242	$1
Other South America (Bolivia)	(4)%	$(22)	$(6)	(7)%	$(330)	$(8)
Australia/New Zealand:
Gold	7%	$8,658	$19	17%	$21,797	$41
Base Metals	7%	$1,138	N/A	17%	$3,039	N/A
Batu Hijau (Indonesia):
Gold	(9)%	$(356)	$(3)	6%	$327	$3
Copper	(9)%	$(1,790)	N/A	6%	$598	N/A
Other Indonesia	(9)%	$(242)	$(12)	6%	$17	$1
Central Asia/Europe:
Uzbekistan	(6)%	$(74)	$(2)	(26)%	$(304)	$(6)
Turkey	(6)%	$(244)	$(7)	15%	$641	$12

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
Operation	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars	Percentage change in average local currency exchange rate; appreciation (depreciation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce in U.S. dollars
North America:
Canada	7%	$1,094	$21	9%	$4,575	$23
Mexico	(6)%	$(208)	$(4)	(12)%	$(365)	$(7)
Yanacocha (Peru)	1%	$393	$—	—%	$96	$—
Other South America (Bolivia)	(4)%	$(83)	$(5)	(8)%	$(1,035)	$(7)
Australia/New Zealand:
Gold	13%	$49,311	$35	15%	$51,426	$31
Base Metals	13%	$6,575	N/A	15%	$6,048	N/A
Batu Hijau (Indonesia):
Gold	(4)%	$(511)	$(2)	8%	$1,046	$3
Copper	(4)%	$(2,201)	N/A	8%	$2,377	N/A
Other Indonesia	(4)%	$(282)	$(4)	8%	$84	$1
Central Asia/Europe:
Uzbekistan	(4)%	$(190)	$(1)	(33)%	$(1,012)	$(6)
Turkey	4%	$380	$3	2%	$144	$1

Liquidity and Capital Resources

During the nine months ended September 30, 2004, Net cash provided by operating activities was $972.3 million, compared to $480.5 million for the nine months ended September 30, 2003. Net cash provided by operating activities was significantly impacted by the consolidation of Batu Hijau, as well as the following key factors:

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Equity gold sales (000 ounces)	5,190.4	5,668.5
Average price received per consolidated ounce of gold	$403	$357
Total cash costs per equity ounce	$235	$205
Equity copper sales (000 pounds)	321,556	310,457
Average price received per consolidated pound of copper	$1.31	$0.79
Total cash costs per equity pound of copper(1)	$0.58	$0.54
Exploration, research and development (in millions)	$139.0	$82.7
General and administrative expense (in millions)	$79.9	$86.7

(1)	Total cash costs per pound of copper for the nine months ended September 30, 2003 include Golden Grove only. For the nine months ended September 30, 2004, these measures include Golden Grove and Batu Hijau. For a reconciliation of total cash costs per equity pound of copper under the by-product method of accounting to the co-product method of accounting for Batu Hijau for the nine months ended September 30, 2003, refer to Results of Operations, above.

Changes in operating assets and liabilities reduced operating cash flows during the nine months ended September 30, 2004 and 2003 by $198.2 million and $129.2 million, respectively. During the nine months ended September 30, 2004, this reduction related primarily to net payments of $135.4 million for accounts payable and other accrued liabilities, as well as net payments of $33.0 million related to reclamation activities. The reduction in operating cash flows from changes in operating assets and liabilities for 2003 related primarily to the early settlement of effective derivative instruments classified as cash flow hedges for the Australian gold hedge books of $118.6 million, and the build up of inventory balances of approximately $19.1 million. These amounts were offset by an increase of $13.9 million in accounts payable and other accrued liabilities for the nine months ended September 30, 2003.

Net cash used in investing activities was $629.8 million during the nine months ended September 30, 2004, compared to $61.3 million in 2003. Additions to property, plant and mine development were $519.9 million and $366.2 million for the nine months ended September 30, 2004 and 2003, respectively, comprising the majority of the investing cash flows for each respective period. See Additions to Property, Plant and Mine Development below for more information on capital expenditures. Also impacting cash flows from investing activities for the nine months ended September 30, 2004 was the consolidation of Batu Hijau, effective January 1, 2004. This resulted in the recognition of approximately $82.2 million of Batu Hijau’s cash balances on the Company’s balance sheet. The Company invested $219.2 million in marketable equity securities for the nine months ended September 30, 2004. The investing cash flows for the nine months ended September 30, 2003 included $180.0 million of proceeds from the sale of TVX Newmont Americas and $232.2 million of proceeds from the sale of Kinross and other investments, offset by a $56.2 million equity contribution to Australian Magnesium Corporation, an equity investment of the Company during 2003, net of approximately $16.2 million of cash payments received from Batu Hijau for intercompany charges. Additionally, $57.7 million was used to settle ineffective derivative instruments that were part of the acquired Australian gold hedge books.

Net cash used in financing activities was $236.6 million and $420.2 million during the nine months ended September 30, 2004 and 2003, respectively. Financing activities during 2004 primarily consisted of $1.5 million of unscheduled repayments of long-term debt and $139.6 million of scheduled maturities of long-term debt, $94.5 million to pay dividends to minority interests and $88.7 million to pay dividends on common stock. These amounts were offset by $33.4 million of proceeds from the issuance of stock and proceeds of $37.7 million from long-term debt, primarily from drawings on Yanacocha’s new $50 million credit facility. During 2003, the Company repaid $838.6 million of long-term debt, including early extinguishments, offset by $492.5 million of borrowings under its credit facilities which were settled during the period. The Company also used $48.7 million to pay dividends on common stock and $80.3 million to pay dividends to minority interests, and received $54.8 million of proceeds from the issuance of common stock, primarily from the exercise of employee stock options.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases and purchase obligations in the normal course of business; the guarantee of the QMC debt (see Investing Activities, below); and $302.4 million of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003). Newmont also provides an undrawn contingent support line of credit to Batu Hijau of which Newmont’s pro-rata share is $36.6 million. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (thousands of metric tons): 940 in 2004; 915 in 2005; 705 in 2006; 650 in 2007; 625 in 2008 and 2009; and 2,725 thereafter. For information regarding these copper sales agreements, see Item 3, Provisional Sales, below.

Investing Activities

Additions to property, plant and mine development

	Nine Months Ended September 30,
	2004	2003
	(unaudited, in millions)
North America:
Nevada	$116.6	$86.2
Golden Giant, Canada	1.6	0.2
Holloway, Canada	3.7	1.6
La Herradura, Mexico	4.3	1.2
Mesquite	—	—

Total	126.2	89.2

South America:
Yanacocha, Peru	176.4	154.6
Kori Kollo, Bolivia	0.8	0.7

Total	177.2	155.3

Australia/New Zealand:
Pajingo	8.2	11.3
Yandal	12.7	13.6
Tanami	14.5	26.1
Kalgoorlie	25.8	12.5
Martha	1.5	10.3
Golden Grove	22.7	10.5
Other	4.3	1.5

Total	89.7	85.8

Indonesia:
Batu Hijau a	29.4	N/A
Minahasa	—	—

Total	29.4	—

Central Asia/Euope:
Zarafshan, Uzbekistan	8.2	2.4
Ovacik, Turkey	7.9	4.7

Total	16.1	7.1

Africa:
Akyem, Ghana a	8.3	5.7
Ahafo, Ghana Ghana	43.4	9.1

Total	51.7	14.8

Corporate and Other	29.6	14.0

Total Newmont	$519.9	$366.2

Capital expenditures for North American operations during the nine months ended September 2004 included $116.6 million related to activities in Nevada for sustaining capital projects including fleet replacements, drill programs, mine development, the development of the Leeville and Phoenix projects, the Mill 5 Flotation Plant expansion, and other new development projects. South American capital expenditures were primarily at Yanacocha for leach pad expansions at the La Quinua and Yanacocha pits, expansion of treatment plant facilities, mine equipment, and mine development at Cerro Negro and Carachugo. Australian capital expenditures were primarily for the purchase of mining equipment previously leased under an operating lease at Kalgoorlie of A$25.9 million (approximately $19.0 million), mine development at the majority of the underground mines, and $22.7 million at Golden Grove, primarily for mine equipment and underground development. Indonesian capital expenditures at Batu Hijau were $29.4 million primarily for the purchase of additional mine equipment. Central Asia/Europe expenditures were primarily for Phase IV leach pad expansion at Zarafshan ($8.2 million). Project development at Ahafo ($43.4 million) was the primary expenditure for the Africa segment.

Expenditures for North American operations during the first nine months of 2003 were $89.2 million and included $49.2 million for the development of Leeville and $37.9 million related to expenditures for the development of the Deep Post and Chukar underground mines and other new project development in Nevada. South American capital expenditures of $155.3 million were primarily at Yanacocha, with approximately $130.0 million for mine and leach pad development and other ongoing expansion work. Capital expenditures of $85.8 million in the Australia/New Zealand segment were primarily for mine development at the majority of the underground mines and at the Martha mine in New Zealand. Developmental drilling expenditures at the Akyem and Ahafo properties in Ghana, Africa were $14.8 million.

Other Investing Activities

Marketable equity securities. During the nine months ended September 30, 2004, the Company purchased marketable equity securities of Canadian Oil Sands Trust and Gabriel Resources, Ltd. for approximately $199.6 million and $19.2 million, respectively. The Company accounts for the investments as available-for-sale marketable securities.

Potential Sale of Ovacik. In June 2004, Newmont entered into an exclusive agreement with Frontier Pacific Mining Corporation (“Frontier”) for the sale of the Ovacik mine in Turkey. In August 2004, the Ovacik mine temporarily suspended operations as a result of a court decision ordering the suspension of operating permits pending completion of certain additional permitting requirements and the submission of an updated environmental impact assessment. The proposed sale of the Ovacik mine has been deferred pending resolution of these matters.

Sale of Bronzewing During the third quarter of 2004, Newmont sold assets associated with the closed Bronzewing mine, including certain mining tenements and plant and equipment. In exchange for the assets, the buyer has agreed to make installment payments through March 2005 totaling A$9 million (approximately $6.2 million), of which approximately A$4.0 million ($2.9 million) had been received as of September 30, 2004, and to assume all of the reclamation and closure liabilities. Under the agreement, Newmont is entitled to a 1% net smelter return royalty on all future metals production from the property.

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

Martabe. Newmont acquired its 90% interest in P.T. Newmont Horas Nauli (“PTNHN”), which owns the Martabe project, as part of the Normandy acquisition in February 2002. In March 2004, the Company signed an agreement to acquire the remaining 10% interest in PTNHN from P.T. Austindo Nusantara Jaya and South Seas Resources Pty., Ltd. An initial 5% interest will be acquired when regulatory approval is obtained, and the remaining 5% interest is expected to be purchased on exercise of an option in 2005. The purchase price for the 10% interest is $7.5 million.

Kinross Gold Corporation. On January 31, 2003, Kinross, Echo Bay and TVX Gold were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and cash proceeds of $180 million for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing 66% of its investment in Kinross for total cash proceeds of $224.6 million and recorded a net loss of $7.4 million. At June 30, 2004, Newmont recognized a $38.5 million impairment on its investment in Kinross in (Loss) gain on investments, net for an other-than-temporary decline in value in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” Newmont classified the remaining balance of its investment in Kinross as short-term, available-for-sale marketable securities at September 30, 2004 and December 31, 2003. At September 30, 2004 and December 31, 2003, the fair value of the Kinross investment was $97.5 million and $115.3 million, respectively.

Australian Magnesium Corporation Limited. As of January 1, 2003, Newmont held a 22.8% interest in Australian Magnesium Corporation Limited (“AMC”). On January 3, 2003, Newmont contributed A$100 million (approximately $56.2 million) in equity to AMC that increased its ownership to 40.9%. During the first quarter of 2003, Newmont’s interest decreased to 27.8% as a result of AMC stock issuances to shareholders other than Newmont. As a result of this equity dilution of its interest in AMC, Newmont recorded an increase of $7.0 million to Additional paid-in capital. Newmont’s ownership decreased to 26.7% as a result of AMC stock issuances to shareholders other than Newmont during the remainder of 2003. During 2003, Newmont recorded write-downs related to its investment in AMC totaling $119.5 million. During the fourth quarter of 2003, Newmont sold its entire interest in AMC for a nominal amount to Deutsche Bank AG and to Magtrust Pty Ltd, a company owned and controlled by the directors of AMC. As a result of these transactions, Deutsche Bank and Magtrust acquired interests in AMC of approximately 6.8% and 19.9%, respectively.

As part of the sale agreement with Deutsche Bank, Deutsche Bank agreed to pay Newmont 90% of the sales proceeds received from any on-sale of the AMC shares. During the nine months ended September 30, 2004, Deutsche Bank sold all the shares of AMC subject to the sales agreement, which resulted in A$2.8 million (approximately $2.0 million) in proceeds payable to Newmont, which was recorded in (Loss) gain on investments, net.

On September 27, 2004, Newmont Australia Limited (“NAL”), a wholly-owned subsidiary of Newmont, signed a term sheet, in anticipation of entering into definitive transaction documentation, relating to a loan and loan guarantee involving AMC and certain of its subsidiaries. The term sheet was signed by the following additional parties: (a) AMC and its subsidiaries, Australian Magnesium Operations Pty Ltd (“AMO”), QMC Investments Pty Ltd, QMC (Kunwarara) Pty Ltd, QMC Refmag Pty Ltd, and Queensland Magnesia Pty Ltd (collectively, the “AMC Group”); and (b) Resource Capital Fund III L.P. (“RCF”). The provisions of the term sheet are summarized as follows:

1.	RCF will acquire from the AMC group QMAG, which is conducted as an unincorporated joint venture, and the Kunwarara magnesite deposit;

2.	NAL will forgive (a) an outstanding loan of A$5.0 million ($3.6 million) owed by AMC and (b) outstanding loan guarantee fees of approximately A$2.8 million ($2.0 million) owed by QMAG;

3.	RCF will pay or assume (a) a QMC loan facility of an AMC subsidiary that has been used to provide funds to QMAG and that is guaranteed by NAL, which has an outstanding balance as of September 27, 2004 of approximately A$58.5 million ($41.8 million); and (b) any amount due and payable from the closeout of foreign exchange hedge contracts and options; and

4.	A subsidiary of NAL will loan A$30.0 million ($21.4 million) to a newly-formed QMAG entity, which will have a term of 10 years and will be subordinated to a senior debt facility to be advanced by a third party financier and to a loan to be provided by RCF.

The transaction is expected to close in the fourth quarter of 2004 after satisfaction of a number of conditions, including (a) approval by AMC shareholders; (b) certain regulatory approvals; (c) entry into the senior debt facility; and (d) completion of definitive transaction documentation. In addition, pending the closing, NAL will loan A$1.25 million ($0.9 million) to QMAG for short-term working capital purposes, secured by AMC’s and AMO’s interests in the Kunawara magnesite deposit.

Newmont expects to record a non-cash, pre-tax gain of approximately $10 million to $15 million upon closing of the transaction with RCF, as a result of the reversal of a $30 million loss contingency accrual previously recorded by Newmont related to its guarantee of the existing A$58.5 million ($41.8 million) loan facility, net of a valuation allowance that will be established in respect to Newmont’s new A$30 million ($21.4 million) loan and other miscellaneous effects of the transaction.

Financing Activities

Scheduled minimum long-term debt repayments as of September 30, 2004 are $146.8 million for the remainder of 2004, $231.6 million in 2005, $170.2 million in 2006, $164.4 million in 2007, $236.6 million in 2008 and $740.6 million thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities and/or existing cash balances. As discussed above, the Company consolidated Batu Hijau effective January 1, 2004. Approximately $696.4 million of the total scheduled minimum long-term debt repayments as of September 30, 2004 relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. Approximately $43.4 million of this facility is due during the remainder of 2004. Additionally, Batu Hijau shareholder loans of $87.6 million as of September 30, 2004 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Newmont. This amount is also classified as payable during the remainder of 2004.

The Batu Hijau project financing facility contains certain debt covenants, which include restrictions and limitations on other indebtedness, and also restricts payments from Batu Hijau. Batu Hijau is not able to incur any other indebtedness, other than the project financing facility debt, except for “Permitted Indebtedness,” which includes subordinated debt from NTP, its partners or affiliates, unsecured working capital debt with maturity not in excess of one year and not exceeding $35.0 million, and other indebtedness with aggregate principal not to exceed $5.0 million at any one time. “Restricted Payments” include dividends or return of capital and payment of principal and interest on subordinated loans to NTP, its partners or their affiliates. Restricted Payments can be made provided certain conditions, financial covenants and financial ratios are met, which are as follows: project financing facility reserve fully funded for next payment; no event of default; funding for 30 days operating costs in collateral accounts; and no event of political force majeure. For the nine months ended September 30, 2004, Batu Hijau made Restricted Payments of $90.0 million to repay principal and interest on subordinated loans and shareholder dividends.

Through July 29, 2004, the Company had three uncollateralized revolving credit facilities with a consortium of banks: a $200.0 million U.S. dollar-denominated revolving credit facility with an initial term of 364 days that was extendable annually to October 2006; a $400.0 million multi-currency revolving credit facility that matured in October 2006 and provided for borrowing in U.S., Canadian and Australian dollars, and which also contained a letter of credit sub-facility; and a $150.0 million multi-currency revolving credit facility that matured in 2005 and provided for borrowing in U.S. and Australian dollars. Interest rates and facility fees varied based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bore interest at a rate per annum equal to either the LIBOR plus a margin ranging from 0.45% to 1.25% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus a margin ranging from 0% to 0.25%. Facility fees were accrued at a rate per annum ranging from 0.10% to 0.40% of the commitment.

Effective July 30, 2004, the Company entered into a new uncollateralized $1.25 billion revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the three existing revolving credit facilities which were cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility matures July 30, 2009. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at a rate per annum equal to either LIBOR plus a margin ranging from 0.285% to 1.150% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus, in each case, a margin ranging from 0% to 0.150%. Facility fees accrue at a rate per annum ranging from 0.090% to 0.350% of the aggregate commitments. The Company also pays a utilization fee of 0.125% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. Letters of credit issued under the prior credit facilities’ letter of credit sub-facility were transferred to and remain outstanding under the new facility’s letter of credit sub-facility. At September 30, 2004, the facility fees were 0.125% of the commitment. There was $154.4 million outstanding under the letter of credit sub-facility as of September 30, 2004.

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

The Company declared regular quarterly dividends totaling $0.20 per share through September 30, 2004 ($0.05 paid on March 24, 2004 and $0.075 paid on June 23, 2004 and on September 22, 2004). Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends totaling CDN$0.26782 per share (CDN$0.06664 per share paid on March 24, 2004, CDN$0.10139 per share paid on June 23, 2004 and CDN$0.09979 paid on September 22, 2004).

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

During the nine months ended September 30, 2004, we made $1.5 million of unscheduled repayments of long-term debt and scheduled repayments of $139.6 million, including $43.4 million related to the Batu Hijau project financing facility, $56.5 million for Yanacocha trust certificates and revolving credit facility, $21.1 million for the Sumitomo loan at Batu Hijau, $12.3 million for capital leases and $6.3 million related to medium term notes, interest rate swaps and Zarafshan debt.

In June 2004, Deutsche Bank Aktiengesellschaft (“DBA”) purchased the infrastructure bonds issued by GPS Finance Limited (“GPS Finance”) as planned and transferred such bonds to GMK Investments Pty Ltd (“GMKI”). The forward purchase arrangement with DBA relating to the bonds issued by NP Finance was extended to June 2011 because certain tax-related benefits were still available to the bondholders. Subsequently, GMKI assigned its right to the forward purchase asset relating to the bonds issued by NP Finance to Newmont Pipelines Pty Ltd (“Newmont Pipelines”), a wholly-owned subsidiary of NAL. NAL then sold both NP Finance and Newmont Pipelines to a third party for cash consideration of A$4.5 million. The June 2004 transactions described above resulted in the full extinguishment of both the infrastructure bonds obligation and asset, and Newmont recognized a gain on extinguishment of $4.7 million during the quarter ended June 30, 2004 in Interest income, foreign currency exchange and other income.

In June 2004, Yanacocha repaid its Trust Certificates in full. Furthermore, in June 2004, Yanacocha amended its $40 million line of credit with Banco de Credito del Peru to extend the term of the facility to June 2007, reduce the applicable interest rate and increase the facility to $50 million. The interest rate is LIBOR plus 0.65% through June 2005 and plus 2% thereafter. Yanacocha borrowed $10 million and $25 million on May 7, 2004 and June 30, 2003, respectively, and repaid the entire balance during the third quarter. At September 30, 2004, there was no outstanding balance and the interest rate was 2.26%. Yanacocha also obtained a $20 million credit facility with BBV Banco Continental in June 2004 that expires in June 2005. The interest rate is LIBOR plus 0.7%. There was no outstanding balance at September 30, 2004.

In July 2004, the Zarafshan-Newmont Joint Venture amended its loan agreement with the European Bank for Reconstruction and Development and extended the term to July 2010.

As of September 30, 2004, the Company was in compliance with all required debt covenants and other restrictions related to its long-term debt agreements.

On May 29, 2003, Newmont, through its subsidiary Yandal Bond Company Ltd (“YBCL”), made an offer to acquire all of NYOL’s outstanding 8 7/8% Senior Notes due in April 2008 at a price of $500 per $1,000 principal amount. On July 3, 2003, the board of directors of NYOL resolved to place the company into Voluntary Administration (“VA,” a form of insolvency proceeding in Australia) as it was insolvent or likely to become insolvent. In conjunction with the VA process, Newmont made an offer to the administrator for NYOL to bring NYOL out of VA. In order to comply with applicable requirements and to allow holders of NYOL’s outstanding 8 7/8% Senior Notes more time to assess these developments, YBCL extended the expiration of the offer to acquire the Senior Notes to July 11, 2003. As of that date, YBCL had received binding tenders for the Senior Notes totaling $237.0 million, representing 99.9% of the total $237.2 million outstanding third-party principal amount at the date of its initial offer. Six of the total of seven counterparties to the gold hedge contracts, representing 94% of the gold ounces in the NYOL hedge book and 76% of the mark-to-market May 22, 2003 hedge liability, had assigned their hedge contracts to YBCL prior to the NYOL entering into VA.

Newmont’s offer to the administrator effectively valued the assets in excess of $200 million and would have resulted in NYOL’s outstanding third-party Senior Note holders and the remaining hedge contract counterparty receiving not more than $0.40 on the dollar. It would also have resulted in Newmont honoring any prior unpaid obligations to NYOL’s employees and payment in full to trade creditors. On August 29, 2003, NYOL’s creditors passed a resolution to accept Newmont’s offer and on September 8, 2003, Newmont’s offer, in the form of Deeds of Company Arrangement, were signed by the administrators. On September 10, 2003, the conditions precedent to the offer were fulfilled and the offer became effective, so NYOL was returned to the control of its directors, and its employees continued their employment. See Results of Operations, Merchant Banking, above, for information on the impacts of these transactions on Newmont’s financial statements.

On September 3, 2003, J. Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against Newmont Yandal Operations Pty Ltd (“NYOL”) in relation to the voluntary administration of the NYOL group. J. Aron & Co., an NYOL creditor, initially sought injunctive relief that was denied by the court on September 8, 2003. On October 30, 2003, J. Aron & Co. filed a statement of claim alleging various deficiencies in the implementation of the voluntary administration process and seeking damages and other relief against NYOL and other parties.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2004 and December 31, 2003, $387.4 million and $361.0 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. This increase in 2004 is primarily attributable to the consolidation of Batu Hijau (see Note 2 to the Consolidated Financial Statements).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $69.5 million and $58.6 million were accrued for such obligations at September 30, 2004 and December 31, 2003, respectively, in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 80% greater or 34% lower than the amount accrued at September 30, 2004. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Cost and expenses, Other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 12 and 22 to the Consolidated Financial Statements.

During the nine months ended September 30, 2004 and 2003 capital expenditures were approximately $17.0 million and $25.4 million, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Provisional Copper and Gold Sales

For the three and nine months ended September 30, 2004, PTNNT recorded gross revenues, before smelting and refining charges, of $256 million and $329 million for base metals, respectively, and $8 million and $20 million for gold, respectively, which were subject to final pricing adjustments. The average realized price adjustment for base metals was (3.0)% and 15.5% for the three and nine months ended September 30, 2004, respectively, and (0.9)% and 0.9% for gold for the same periods.

For the three and nine months ended September 30, 2003, PTNNT recorded gross revenues, before smelting and refining charges, of $107 million and $112 million for base metals, respectively, and $15 million each period for gold, which were subject to final pricing adjustments. The average realized price adjustment for base metals was 3.5% and 3.7% for the three and nine months ended September 30, 2003, respectively, and (0.1)% and 0.6% for gold for the same periods.

Hedging

Newmont had the following derivative contracts at September 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date							Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total/ Average	September 30, 2004	December 31, 2003
								U.S.$ (000)
Fixed Purchased Gold Put Option Contracts (U.S.$ Denominated):
Ounces (thousands)	48	205	100	20	—	—	373	$(9,522)	$(11,758)
Average price	$293	$292	$338	$397	$—	$—	$310
Silver Forward Contracts (U.S.$ Denominated):
Ounces (thousands)	300	1,200	50	—	—	—	1,550	$(1,482)	$(1,000)
Average price	$6.00	$6.01	$6.50	$—	$—	$—	$6.02
Copper Collar Contracts (U.S.$ Denominated):
Pounds (millions)	136.7	393.5	6.6	—	—	—	536.8	$(26,407)	N/A
Average cap price	$1.31	$1.30	$1.30	$—	$—	$—	$1.30
Average floor price	$1.10	$1.10	$1.10	$—	$—	$—	$1.10
Diesel Forward Purchase Contracts (U.S.$ Denominated):
Barrels (thousands)	30	40	—	—	—	—	70	$1,769	$637
Average price	$27.69	$27.69	$—	$—	$—	$—	$27.69
U.S.$/IDR Forward Purchase Contracts:
U.S.$ hedged (millions)	17.1	42.2	—	—	—	—	59.3	$(938)	N/A
Average hedge rate (IDR/U.S.$)	8,927	9,353	—	—	—	—	9,230
Australian Dollar Zero-Cost Collar Contracts:
U.S.$ (millions)	$69.0	$281.4	$134.6	$—	$—	$—	$485.0	$4,362	N/A
Average cap price (U.S.$ per A$1)	$0.750	$0.775	$0.800	$—	$—	$—	$0.778
Average floor price (U.S.$ per A$1)	$0.607	$0.577	$0.547	$—	$—	$—	$0.573

Newmont’s philosophy is to provide shareholders will leverage to gold prices by selling its gold production at market prices and generally avoids hedging. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates, and foreign currency. Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. During the nine months ended September 30, 2004, Newmont entered into copper collar contracts, U.S.$/IDR forward purchase contracts and Australian dollar net zero-cost collar contracts. Approximately 373.7 million pounds of coppers are hedged by the copper collar contracts, which have been designated as cash flow hedges of forecasted copper sales, and as such, changes in the fair value related to the effective portion of the hedges have been recorded in Accumulated other comprehensive income. The remainder of the copper collar contracts are currently undesignated and are accounted for on a mark-to-market basis currently through earnings. The U.S.$/IDR forward purchase contracts and Australian dollar net zero-cost collar contracts have been designated as cash flow hedges of future IDR and Australian dollar expenditures, respectively, and as such, changes in the market value have been recorded in Accumulated other comprehensive income.

Australian Dollar Forward Contracts

The Company had no Australian dollar forward contracts outstanding as of September 30, 2004, although a position did exist at December 31, 2003. These positions were closed during July 2004. The fair value of these contracts as of December 31, 2003 was positive $7.7 million.

Price-Capped Sales Contracts

In September 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The fair value of the forward sales contracts of $53.8 million was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs in 2005 through 2011. As of September 30, 2004, the current portion of $4.7 million has been reclassified to Other current liabilities. The forward sales contracts are accounted for as normal sales contracts under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS 133.”

Newmont had the following price-capped forward sales contracts outstanding at September 30, 2004 (unaudited):

	Expected Maturity Date or Transaction Date
Price-Capped Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average
(U.S.$ Denominated)
Ounces (thousands)	—	500	—	—	1,000	850	2,350
Average price	$—	$350	$—	$—	$384	$384	$377

Interest Rate Swap Contracts

During the last half of 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8.625% notes and its $200 million 8.375% debentures. Under these contracts, Newmont receives fixed-rate interest payments at 8.625% and 8.375% and pays floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) was $200 million at September 30, 2004 and December 31, 2003. Half of these contracts expire in July 2005 and half expire in May 2011. For the three months ended September 30, 2004 and 2003, these transactions resulted in a reduction in interest expense of $1.6 million and $1.9 million, respectively. For the nine months ended September 30, 2004 and 2003, these transactions resulted in a reduction in interest expense of $4.1 million and $5.5 million, respectively. The fair value of the ineffective portions accounted for as derivative assets was $3.9 million and $5.3 million at September 30, 2004 and December 31, 2003, respectively, and the fair value of the effective portions accounted for as fair value hedges were $7.0 million and $7.7 million at September 30, 2004 and December 31, 2003, respectively. Effective April 1, 2004, the Company re-designated $150 million of these contracts as new fair value hedges against portions of the 8.625% notes and the 8.375% debentures, which reduced the ineffective portions of these contracts.

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

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting. In June 2004, the Company discovered an error in its Statements of Consolidated Cash Flows. The error resulted from a misinterpretation of the accounting standards relating to Statements of Cash Flows. The Company brought the error to the attention of its Audit Committee and independent auditor and, in July 2004, determined that it would restate its Statements of Consolidated Cash Flows for the periods ending March 31, June 30, September 30 and December 31, 2002 and 2003, respectively, and March 31, 2004. The Company has taken steps to strengthen our accounting staff and improve the review processes surrounding the preparation of the financial statements.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 22 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Items 2(a), (b), (c) and (d) are inapplicable.

(e) Stock Repurchases

Period	(a)Total Number of Shares Purchased		(b)Average Price Paid per share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number of Shares (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2004 through July 31, 2004	—		—	—	N/A
August 1, 2004 through August 31, 2004	3,897	(1)	$39.66	—	N/A
September 1, 2004 through September 30, 2004	—		—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for the purpose of covering the recipients’ tax withholding obligations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this report are listed in the Exhibit Index.

(b) Reports filed on Form 8-K during the quarter ended September 30, 2004:

•	Report dated September 29, 2004, announcing a full year increase in reserves in Ghana and a revision to future gold sales guidance.

•	Report dated September 20, 2004, announcing that Minera Yanacocha has begun to resume normal mining operations at its mine in Peru.

•	Report dated September 16, 2004, announcing the operations at the Minera Yanacocha mine in Peru have been scaled back as a result of a road blockade and safety concerns.

•	Report dated September 14, 2004, announcing an increase to the size of the Board of Directors and the election of Donald C. Roth to fill the newly created vacancy.

•	Report dated August 23, 2004, announcing that the operations at the Ovacik mine in Turkey have been halted as a result of a court decision.

•	Report dated July 28, 2004, announcing financial results for the quarter ended June 30, 2004.

•	Report dated July 8, 2004, announcing the restatement of the cash flows statements for 2002, 2003 and the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: November 4, 2004	/s/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2004	/s/ Russell Ball
Russell Ball Vice President and Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
10.1	Credit Agreement dated as of July 30, 2003 among Newmont Mining Corporation, Newmont USA Limited, the Lenders Party Hereto and JPMorgan Chase Bank, as Administrative Agent, The Bank of Nova Scotia, The Royal Bank of Scotland, plc, as Co-Syndication Agents and Citicorp USA, Inc., HSBC Bank USA, UBS Loan Finance LLC, Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents, filed herewith.

10.2	Term Sheet, Sale & Purchase of Queensland Magnesia (QMAG) dated September 26, 2004 among Australian Magnesium Corporation Limited, Australian Magnesium Operations Pty Ltd, QMCI Investments Pty Ltd., QMC (Kunwarara) Pty Ltd, QMC Refmag Pty Ltd, Queensland Magnesia Pty Ltd, Resource Capital Fund III L.P., and Newmont Australia Limited, filed herewith. (1)

10.3	Term Sheet, Terms and Conditions Associated with the Acquisition of Queensland Magnesia (QMAG) Joint Venture and Associated Assets from Australian Magnesium Corporation dated September 26, 2004 between Resource Capital Fund III L.P. and Newmont Finance Limited, filed herewith. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith. (2)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith. (2)

[1]	With respect to this transaction and as disclosed in Newmont’s Form 8-K filed on October 1, 2004, this transaction may result in a material gain depending on the amount of income that Newmont otherwise will have in the quarter in which the transaction closes. The documents are being filed on a cautionary basis.
[2]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.