Form 10-K
period 2004-12-31
NEWMONT MINING CORP /DE/
filed 2005-03-15
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004: $17,161,160,854. There were 409,987,107 shares of common stock outstanding (and 35,698,488 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on March 3, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2005 Annual Stockholders Meeting to be held on April 27, 2005, are incorporated by reference into Part III of this report.

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

PART I

ITEM 1.     BUSINESS

Introduction

Newmont Mining Corporation is the world’s largest gold producer with significant assets or operations in the United States, Australia, Peru, Indonesia, Canada, Uzbekistan, Bolivia, New Zealand, Ghana and Mexico. As of December 31, 2004, Newmont had proven and probable gold reserves of 92.4 million equity ounces and an aggregate land position of approximately 51,500 square miles (133,500 square kilometers). In 2004, we derived more than 65% of our equity gold sales from politically and economically stable countries, namely the United States, Australia and Canada. Newmont is also engaged in the production of silver, copper and zinc.

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

In November 2003, Newmont completed a public offering of 25 million shares of common stock, receiving proceeds of approximately $1.0 billion.

For the years ended December 31, 2004, 2003, and 2002, Newmont had revenues of $4.52 billion, $3.16 billion, and $2.62 billion, respectively. In 2004, 2003 and 2002, Newmont had net income applicable to common shares of $434.5 million, $475.7 million and $154.3 million, respectively.(1)

Newmont’s corporate headquarters are in Denver, Colorado, USA.

(1)	All references to “dollars,” “U.S.$,” or “$” in this report refer to United States currency unless otherwise specified. References to “A$” are to Australian currency, “CDN$” to Canadian currency, “NZD$” to New Zealand currency, “IDR” to Indonesian currency and “CHF” to Swiss currency.

For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Segment Information, Export Sales, etc.

Newmont predominantly operates in a single industry, namely exploration for and production of gold and copper. Newmont’s major operations are in North America, South America, Indonesia and Australia/New Zealand. Newmont also has two significant development projects in Ghana, West Africa. Newmont also has a Merchant Banking Segment and an Exploration Segment. See Note 25 to the Consolidated Financial Statements for information relating to our business segments, our domestic and export sales, and our customers.

Products

Gold

General.    Newmont sold 7.0 million equity ounces of gold in 2004, 7.4 million equity ounces in 2003 and 7.6 million equity ounces in 2002. References in this report to “equity ounces” or “equity pounds” mean that portion of gold or base metals, respectively, produced, sold, or included in proven and probable reserves that is attributable to our ownership or economic interest. For the years ended December 31, 2004, 2003 and 2002, 81%, 98% and 98%, respectively, of Newmont’s revenues were attributable to gold sales.

Approximately 39% of Newmont’s equity gold sales in 2004 and 2003 came from North American operations and 61% came from overseas operations. Of Newmont’s 2004 equity gold sales, approximately 22% came from Yanacocha and 7% from Indonesia. As of December 31, 2004, approximately 46% of our total long-lived assets were related to operations outside North America, with 19% of that total in Indonesia and 11% in Peru.

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

Newmont has interests in two gold refining businesses: a 40% interest in the AGR Matthey joint venture in Australia, which is one of the world’s largest gold refineries and the largest distributor into the Asian market; and a 50% interest in European Gold Refineries SA in Switzerland, which owns 100% of a gold refining business and 66.65% of a gold distribution business.

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

Gold Price.    The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in U.S. dollars per ounce on the London Bullion Market.

Year	High	Low	Average
1995	$396	$372	$384
1996	$415	$367	$388
1997	$362	$283	$331
1998	$313	$273	$294
1999	$326	$253	$279
2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005 (through March 3, 2005)	$435	$411	$424

Source	of Data: Kitco and Reuters

On March 3, 2005, the afternoon fixing price for gold on the London Bullion Market was $430.20 per ounce and the spot market price of gold on the New York Commodity Exchange was $429.40 per ounce.

Newmont generally sells its gold or doré at the prevailing market prices during the month in which the gold or doré is delivered to the customer. Newmont recognizes revenue from a sale when the price is determinable, the gold or doré has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

Copper

General.    At December 31, 2004, Newmont had a 52.875% economic interest (a 45% ownership interest) in the Batu Hijau mine in Indonesia, which began production in 1999. Production at Batu Hijau is in the form of a copper/gold concentrate that is sold to smelters for smelting and refining. During 2004, Batu Hijau sold concentrates containing 378.8 million equity pounds of copper and 396,300 equity ounces of gold. The 100% owned Golden Grove operation in Western Australia produces concentrates that contain copper, gold, lead and zinc. Golden Grove sold concentrates containing 43.5 million pounds of copper during 2004. Except for hedged commitments (see Note 16 to the Consolidated Financial Statements), the majority of Newmont’s copper production is sold under long-term contracts at market prices, and the balance on the spot market. For the years ended December 31, 2004, 2003 and 2002, 19%, 2% and 1%, respectively, of Newmont’s revenues were attributable to copper sales.

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

Year	High	Low	Average
1995	$1.47	$1.23	$1.33
1996	$1.29	$0.83	$1.04
1997	$1.23	$0.77	$1.03
1998	$0.85	$0.65	$0.75
1999	$0.84	$0.61	$0.71
2000	$0.91	$0.73	$0.82
2001	$0.83	$0.60	$0.72
2002	$0.77	$0.64	$0.71
2003	$1.05	$0.70	$0.81
2004	$1.49	$1.06	$1.30
2005 (through March 3, 2005)	$1.54	$1.39	$1.46

Source	of Data: London Metal Exchange

On March 3, 2005, the closing price of high grade copper was $1.51 per pound on the London Metal Exchange.

Hedging Activities

Newmont generally avoids gold hedging. Newmont’s philosophy is to provide shareholders with leverage to changes in metal prices by selling its gold production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with commodities, interest rates and foreign currencies.

At the time of Normandy’s acquisition, three of Normandy’s affiliates had substantial derivative instrument positions. Normandy entered into gold forward sales contracts with fixed and floating gold lease rates, but did not enter into contracts that required margin calls and had no outstanding long-dated sold call options.

Following the acquisition, and in accordance with Newmont’s philosophy regarding gold hedging, the Normandy hedge positions were reduced by approximately 9.6 million ounces from February 16, 2002 to December 31, 2004. Gold forward sales contracts and other “committed hedging obligations” were reduced by 7.5 million ounces by delivering production into the contracts or through early close-outs. Similarly, uncommitted contracts for 2.1 million ounces were either delivered into, were allowed to lapse or were closed out early. As of December 31, 2004, the Normandy hedge positions had been reduced to 324,750 uncommitted ounces with a negative mark-to-market valuation of $9 million.

During the year ended December 31, 2004, Newmont entered into copper option collar contracts.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 16 to the Consolidated Financial Statements.

Merchant Banking

Merchant Banking is a “reportable segment” for financial reporting purposes. Merchant Banking, also referred to as Newmont Capital, manages a Royalty Portfolio, an Equity Portfolio, and a Downstream Gold Refining business, and engages in Value Realization activities (managing interests in oil and gas, iron ore, and coal properties as well as providing in-house investment banking and advisory services).

Merchant Banking manages Newmont’s Royalty Portfolio. Royalties generally offer a natural hedge against lower gold prices by providing free cash flow from a diversified set of assets with limited operating, capital or environmental risk while retaining upside exposure to further exploration discoveries and reserve expansions. Merchant Banking seeks to grow Newmont’s royalty portfolio in a number of different ways, and looks for opportunities to acquire existing royalties from third parties or to create them in connection with transactions. Merchant Banking also identifies current Newmont properties or exploration targets for sale if they are incompatible with our core objectives. In the case of a sale, Merchant Banking often seeks to retain royalty or other future participation rights in addition to cash or other consideration received in the sale. Through this process, Newmont intends to continue to benefit from any discoveries made by other operators on lands on which we have a royalty, and to obtain revenues from the properties without incurring operating or capital risk.

In 2004, Newmont’s royalty interests and investments generated $65.8 million in Royalty and dividend income. Newmont has royalty interests in Barrick Gold Corporation’s Goldstrike and Eskay Creek mines, Placer Dome’s Henty and Bald Mountain mines and Stillwater Mining’s Stillwater and East Boulder palladium-platinum mines, among others. Newmont also has a significant oil and gas royalty portfolio in western Canada. During the year, new royalties were added through property transactions and asset sales. A land lease program in Nevada is accelerating exploration of non-core lands with Newmont retaining royalties and future participation rights. For additional information regarding Newmont’s royalty portfolio, see Item 2, Properties, Royalty Properties, below.

As of December 31, 2004, Merchant Banking’s Equity Portfolio had a market value of approximately $0.5 billion. The Equity Portfolio is primarily composed of our investments in Kinross Gold Corporation, Canadian Oil Sands Trust and Gabriel Resources, Ltd.

Merchant Banking also manages our interests in downstream gold refining and distribution businesses (40% interest in AGR Matthey Joint Venture (“AGR”) and 50% interest in European Gold Refineries (“EGR”)). Merchant Banking earned $2.6 million in Equity income of affiliates through its investments in AGR and EGR in 2004.

Merchant Banking’s Value Realization activities include managing the reserve delineation program on our 100% owned heavy oil leases in Alberta, Canada, and advancing our other interests in coal, iron ore and natural gas.

Merchant Banking provides advisory services to Newmont to assist it in managing its portfolio of operating and property interests. The Merchant Banking group helps Newmont maximize net asset value per share and increase cash flow, earnings and reserves by working with Newmont’s exploration, operations and finance teams to prioritize near-term goals within longer-term strategies. Merchant Banking is engaged in developing value optimization strategies for operating and non-operating assets, business development activities, potential merger and acquisition analysis and negotiations, monetizing inactive exploration properties, capitalizing on Newmont’s proprietary technology and know-how and acting as an internal resource for other corporate groups to improve and maximize business outcomes. In 2004, Merchant Banking’s assistance was provided in the sale of non-core properties including Bronzewing in Australia, Perama in Greece and Midwest Uranium in Canada. In addition, Merchant Banking participated in the restructuring of Australian Magnesium Corporation, which eliminated all remaining Newmont obligations.

A key aspect of these advisory services is assisting Newmont in extracting economies of scale with its partners and neighboring mines. Merchant Banking continues to evaluate district optimization opportunities in Nevada, Australia and Canada, covering a broad range of alternatives, including asset exchanges, unitization, joint ventures, partnerships, sales, spinouts and buyouts.

Exploration

Exploration is a “reportable segment” for financial reporting purposes. Newmont’s exploration group is responsible for all activities, regardless of location, associated with the Company’s world-wide efforts to discover mineralized material and advance such mineralized material into proven and probable reserves.

Exploration work is conducted in areas surrounding our existing mines for the purpose of locating additional deposits and determining mine geology, and in other prospective gold regions globally. Our exploration teams employ state-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, as well as geochemical and geological prospecting methods, to identify prospective targets. Newmont spent $192.4 million in 2004, $115.2 million in 2003 and $88.9 million in 2002 on Exploration, research and development.

As of December 31, 2004, Newmont had proven and probable reserves of 92.4 million equity ounces. As a result of exploration efforts and the assumption of a higher gold price, Newmont added 12.4 million equity ounces to proven and probable reserves in 2004, with 11.3 million ounces of depletion, divestitures and reclassifications during the year.

In Nevada, exploration efforts resulted in proven and probable reserves of 34.0 million equity ounces as of December 31, 2004, after depletion of 3.0 million equity ounces during 2004.

In Peru, equity gold reserves increased to 16.6 million ounces, after depletion of 2.0 million ounces and a reclassification of 2.0 million ounces to mineralized material not in reserves at Cerro Quilish. At Minas Conga, 4.5 million equity ounces of gold and 1.1 billion equity pounds of copper were added to proven and probable reserves. Minas Conga is a development project that currently consists of two gold-copper porphyry deposits located northeast of the Minera Yanacocha operating area in the provinces of Celendin, Cajamarca and Hualgayoc.

In Australia/New Zealand, the Company depleted 1.9 million equity ounces during 2004. Australia/New Zealand had proven and probable reserves of 15.1 million equity ounces at December 31, 2004.

At Batu Hijau, positive mine optimization efforts resulted in proven and probable reserves of 6.3 billion equity pounds of copper and 7.2 million equity ounces of gold as of December 31, 2004, which approximated 2003 reserves, notwithstanding depletion of approximately 450 million equity pounds of copper and 500,000 equity ounces of gold.

In addition, exploration and mine development efforts in 2004 focused on the Ahafo and Akyem projects in Ghana, substantially increasing proven and probable reserves there by 3.0 million and 1.1 million, respectively. As of December 31, 2004, the Company reported reserves of 10.6 million ounces at Ahafo and 5.4 million equity ounces at Akyem.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to Newmont’s business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Bolivia, Canada, Ghana, Indonesia, Peru, New Zealand, Mexico and Uzbekistan. The concessions and contracts are subject to the political risks associated with foreign operations. See Item 1A, Risk Factors, Risks Related to Newmont Operations, below. For a more detailed description of our Indonesian Contracts of Work, see Item 2, Properties, below.

Condition of Physical Assets and Insurance

Our business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Liquidity and Capital Resources, below.

We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. See Item 1A, Risk Factors, Risks Related to Newmont Operations, below.

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

We conduct our operations so as to protect public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating Newmont mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. We have made, and expect to make in the future, expenditures to comply with such laws and regulations. We have made estimates of the amount of such expenditures, but cannot precisely predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2004, $410.3 million was accrued for reclamation costs relating to currently producing mineral properties.

Newmont is also involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the activities required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $74.9 million was accrued as of December 31, 2004 for such obligations associated with properties previously owned or operated by Newmont or our subsidiaries. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 81% greater or 34% lower than the amount accrued as of December 31, 2004. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to costs and expenses in the period estimates are revised.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Notes 15 and 27 to the Consolidated Financial Statements, below.

Employees

There were approximately 14,000 people employed by Newmont and our affiliates worldwide at December 31, 2004.

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

•	Statements regarding future earnings, and the sensitivity of earnings to gold and other metal prices;

•	Estimates of future mineral production and sales, for specific operations and on a consolidated basis;

•	Estimates of future production costs and other expenses, for specific operations and on a consolidated basis;

•	Estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices;

•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;

•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and expected production commencement dates;

•	Estimates of future costs and other liabilities for certain environmental matters;

•	Estimates of reserves, and statements regarding future exploration results and reserve replacement;

•	Statements regarding modifications to hedge positions;

•	Statements regarding future transactions relating to portfolio management or rationalization efforts; and

•	Estimates regarding timing of future capital expenditures, production or closure activities.

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

The Company filed with the New York Stock Exchange (“NYSE”) on May 24, 2004, the annual certification by its Chief Executive Officer, certifying that, as of the date of the certification, he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual. The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of its public disclosures as Exhibits 31.1 and 31.2 to this report.

ITEM 1A.    RISK FACTORS

Every investor or potential investor in Newmont should carefully consider the following risks, which have been separated into two groups:

•	Risks related to the mining industry generally; and

•	Risks related to Newmont’s operations.

Risks Related to the Mining Industry Generally

A Substantial or Extended Decline in Gold or Copper Prices Would Have a Material Adverse Effect on Newmont

Newmont’s business is dependent on the prices of gold and copper, which are affected by numerous factors beyond Newmont’s control. Factors tending to put downward pressure on the prices of gold and copper include:

•	Sales or leasing of gold by governments and central banks;

•	A strong U.S. dollar;

•	Global and regional recession or reduced economic activity;

•	Speculative trading;

•	Decreased demand for industrial uses, use in jewelry or investment;

•	High supply from production, disinvestment and scrap;

•	Sales by producers in forward transactions and other hedging transactions; and

•	Devaluing local currencies (relative to gold priced in U.S. dollars) leading to lower production costs and higher production in certain regions.

Any drop in the prices of gold or copper adversely impacts our revenues, profits and cash flows, particularly in light of our philosophy of avoiding gold hedging. Newmont has recorded asset write-downs in prior years as a result of low gold prices and may experience additional asset impairments as a result of low gold or copper prices in the future.

In addition, sustained low gold or copper prices can:

•	Reduce revenues further through production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then-prevailing gold or copper price;

•	Halt or delay the development of new projects;

•	Reduce funds available for exploration, with the result that depleted reserves are not replaced; and/or

•	Reduce existing reserves, by removing ores from reserves that cannot be economically mined or treated at prevailing prices.

Also see the discussion in Item 1, Business, Gold or Copper Price.

Gold and Copper Producers Must Continually Obtain Additional Reserves

Gold and copper producers must continually replace reserves depleted by production. Depleted reserves must be replaced by expanding known ore bodies or by locating new deposits in order for producers to maintain production levels over the long term. Exploration is highly speculative in nature, involves many risks and frequently is unproductive. No assurances can be given that any of our new or ongoing exploration programs will result in new mineral producing operations. Once mineralization is discovered, it may take many years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change.

Estimates of Proven and Probable Reserves Are Uncertain

Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques. Producers use feasibility studies to derive estimates of operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, comparable facility, equipment, operating costs, and other factors. Actual operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change.

Increased Costs Could Affect Profitability

Costs at any particular mining location frequently are subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on Newmont’s profitability.

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

Mining Companies Are Subject to Extensive Environmental Laws and Regulations

Newmont’s exploration, mining and processing operations are regulated in all countries in which we operate under various federal, state, provincial and local laws relating to the protection of the environment, which generally include air and water quality, hazardous waste management and reclamation. Delays in obtaining or failure to obtain government permits and approvals may adversely impact our operations. The regulatory environment in which Newmont operates could change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on Newmont’s operations or financial position. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 27 to the Consolidated Financial Statements.

Risks Related to Newmont Operations

Our Operations Outside North America and Australia Are Subject to Risks of Doing Business Abroad

Exploration, development and production activities outside of North America and Australia are potentially subject to political and economic risks, including:

•	Cancellation or renegotiation of contracts;

•	Disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

•	Changes in foreign laws or regulations;

•	Royalty and tax increases or claims by governmental entities, including retroactive claims;

•	Expropriation or nationalization of property;

•	Currency fluctuations (particularly in countries with high inflation);

•	Foreign exchange controls;

•	Restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

•	Import and export regulations, including restrictions on the export of gold;

•	Restrictions on the ability to pay dividends offshore;

•	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	Risk of loss due to disease and other potential endemic health issues; and

•	Other risks arising out of foreign sovereignty over the areas in which our operations are conducted.

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

Newmont has substantial investments in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence, changes in national leadership, and the secession of East Timor, one of its former provinces. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. If this were to occur with respect to the Batu Hijau Contract of Work, Newmont’s financial condition and results of operations could be materially adversely affected.

In July 2004, a criminal complaint was filed against P.T. Newmont Minahasa Raya (“PTNMR”), the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December of 2004, and the police have appealed that decision to the Indonesian Supreme Court. A civil lawsuit, which was filed by three residents of Buyat Pante, a village located near the Minahasa mine, was settled without payment to the plaintiffs in December 2004. In addition, on March 9, 2005, the Indonesian Ministry of the Environment reportedly filed a civil lawsuit against PTNMR and its President Director in relation to these allegations.

Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization,

confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in the Bay or the health of nearby residents. The Company remains steadfast that it has not caused pollution or health problems and will continue to vigorously defend itself against these allegations. However, Newmont cannot predict the outcome of these actions or whether additional legal actions may occur. Any of these actions could adversely affect our ability to operate in Indonesia.

During the last several years, Minera Yanacocha, of which Newmont owns a 51.35% interest, has been the target of numerous local political protests, including ones that blocked the road between the Yanacocha mine complex and the city of Cajamarca in Peru. During September 2004, individuals from the Cajamarca region conducted a sustained blockade of the road in protest of drilling activities at Cerro Quilish, one of the ore deposits within the Yanacocha mine complex. Yanacocha suspended all drilling activities at Cerro Quilish, and the blockade was resolved. At the request of Yanacocha, the Cerro Quilish drilling permit was revoked in November 2004. Newmont has reassessed the challenges involved in obtaining required permits for Cerro Quilish primarily related to increased community concerns. Based upon this reassessment, Newmont has reclassified the deposit’s 1.98 million equity gold ounces from proven and probable reserves to mineralized material not in reserves as of December 31, 2004. We cannot predict whether these incidents will continue, nor can we predict the government’s continuing positions on foreign investment, mining concessions, land tenure, environmental regulation or taxation. The continuation or intensification of protests or a change in prior governmental positions could adversely affect operations in Peru.

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

Our Success May Depend on Our Social and Environmental Performance

Newmont’s ability to operate successfully in communities around the world will likely depend on our ability to develop, operate and close mines in a manner that is consistent with the health and safety of our employees, the protection of the environment, and the creation of long-term economic and social opportunities in the communities in which we operate. Newmont has implemented a management system designed to promote continuous improvement in health and safety, environmental performance and community relations. However, our ability to operate may be adversely impacted by accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

Remediation Costs for Environmental Liabilities May Exceed the Provisions We Have Made

Newmont has conducted extensive remediation work at two inactive sites in the United States. At one of these sites, remediation requirements have not been finally determined, and, therefore, the final cost cannot be determined. At a third site in the United States, an inactive uranium mine and mill formerly operated by a subsidiary of Newmont, remediation work at the mill is ongoing, but remediation at the mine is subject to dispute and has not yet commenced. The environmental standards that may ultimately be imposed at this site remain uncertain and there is a risk that the costs of remediation may exceed the provision that has been made for such remediation by a material amount.

Whenever a previously unrecognized remediation liability becomes known or a previously estimated cost is increased, the amount of that liability or additional cost can materially reduce net income in that period.

The Use of Hedging Instruments May Prevent Gains Being Realized from Subsequent Price Increases

Newmont does not intend to enter into material new gold hedging positions and intends to continue to decrease gold hedge positions over time by opportunistically delivering gold into our existing hedge contracts, or by seeking to eliminate our hedge position when economically attractive. Nonetheless, Newmont currently has gold hedging positions and may, from time-to-time, enter into hedge contracts for copper, other metals or commodities, interest rates or foreign currencies. In 2004, Newmont entered into copper hedging positions covering approximately 459 million pounds of copper. If the gold, copper or other metal price rises above the price at which future production has been committed under these hedge instruments, Newmont will have an opportunity loss. However, if the gold, copper or other metal price falls below that committed price, Newmont’s revenues will be protected to the extent of such committed production. In addition, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold, copper or other metal price.

For a more detailed description of the Newmont hedge positions, see the discussion in Hedging in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, and Note 16 to the Consolidated Financial Statements.

Currency Fluctuations May Affect Costs

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

During 2004, the Australian and Canadian dollars strengthened by an average of 13% and 7%, respectively, against the U.S. dollar. This increased U.S. dollar reported operating costs in Australia and Canada by approximately $56.6 million and $4.8 million, respectively. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Operations, Foreign Currency Exchange Rates, below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Our Level of Indebtedness May Affect Our Business

As of December 31, 2004, Newmont had debt of $1.6 billion, as compared to $1.1 billion as of December 31, 2003. Our level of indebtedness could have important consequences for our operations, including:

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

Newmont expects to be able to pay principal and interest on our debt by utilizing cash flow from operations and Newmont’s ability to meet these payment obligations will depend on our future financial performance, which will be affected by financial, business, economic and other factors. Newmont will not be able to control many of these factors, such as economic conditions in the markets in which Newmont operates. Newmont cannot be certain that our future cash flow from operations will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If cash flow from operations is insufficient, we may be required to refinance all or part of our existing debt, sell assets, utilize existing cash balances, borrow more money or issue additional equity. We cannot be sure that we will be able to do so on commercially reasonable terms, if at all.

Our Interest in the Batu Hijau Mine in Indonesia May Be Reduced Under the Contract of Work

Under the Batu Hijau Contract of Work with the Indonesian government, beginning in 2005 and continuing through 2010, a portion of each foreign shareholders’ equity interest in the project must be offered for sale to the Indonesian government or to Indonesian nationals. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern. An Indonesian national currently owns a 20% interest in Batu Hijau, which would require Newmont and Sumitomo, collectively, to offer a 3% interest to the Indonesian government or to Indonesian nationals in 2006. Pursuant to this provision of the Batu Hijau Contract of Work, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

Occurrence of Events for Which We Are Not Insured May Affect Our Cash Flow and Overall Profitability

We maintain insurance policies to protect ourselves against certain risks related to our operations. This insurance is maintained in amounts that we believe to be reasonable depending upon the circumstances surrounding each identified risk. However, Newmont may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. Some concern always exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crisis are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation and a unilateral modification of concessions and contracts. Newmont does not maintain insurance policies against political risk. Occurrence of events for which Newmont is not insured may affect our cash flow and overall profitability.

Our Business Depends on Good Relations with Our Employees

Newmont could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. At December 31, 2004, unions represented approximately 20% of our worldwide work force. On that date, Newmont had 1,098 employees at its Carlin, Nevada operations, 211 employees in Canada at its Golden Giant operations, 2,727 employees in Indonesia at its Batu Hijau operations, 41 employees in New Zealand at its Martha operation, 325 employees in Bolivia at its Kori Kollo operation, 628 employees at its Australia operations, and 552 employees in Peru at its Yanacocha operation, working under a collective bargaining agreement or similar labor agreement. Currently there are labor agreements in effect for all of these workers.

Our Earnings Could Be Affected by the Prices of Other Commodities

The earnings of Newmont also could be affected by the prices of other commodities such as fuel and other consumable items, although to a lesser extent than by the price of gold or copper. The prices of these commodities are affected by numerous factors beyond Newmont’s control.

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

Certain Factors Outside of Our Control May Affect Our Ability to Support the Carrying Value of Goodwill

At December 31, 2004, the carrying value of our goodwill was approximately $3.0 billion or 24% of our total assets. Such goodwill has been assigned to our Merchant Banking ($1.6 billion) and Exploration ($1.1 billion) Segments, and to various mine site reporting units ($0.3 billion in the aggregate). This goodwill arose in connection with our February 2002 acquisitions of Normandy and Franco-Nevada, and it represents the excess of the aggregate purchase price over the fair value of the identifiable net assets of Normandy and Franco-Nevada. We evaluate, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. This evaluation involves a comparison of the fair value of our reporting units to their carrying values.

Based on valuations of the Merchant Banking and Exploration Segments, the Company concluded that the fair values significantly exceeded the respective carrying values as of December 31, 2004. The fair values of the reporting units are based in part on certain factors that may be partially or completely outside of our control, such as the investing environment, the discovery of proven and probable reserves, commodity prices and other factors. In addition, certain of the assumptions underlying the December 31, 2004 Merchant Banking and Exploration valuations may not be easily achieved by the Company, even though such assumptions were based on historical experience and the Company considers such assumptions to be reasonable under the circumstances.

At December 31, 2004, the $1.6 billion carrying value of the Merchant Banking Segment goodwill represented approximately 65% of the carrying value of the total assets of the Merchant Banking Segment. The December 31, 2004 discounted cash flow analysis for the equity portfolio sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) pre-tax returns on investment ranging from 35% starting in 2005 and gradually declining to 15% in 2012 through 2014; (iv) an initial equity portfolio investment of approximately $0.5 billion; (v) capital infusions of $50 million annually for the next three years; and (vi) a terminal value of approximately $2.2 billion. The December 31, 2004 discounted cash flow analysis for the royalty portfolio sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) an annual growth rate of 5% in the royalty portfolio; and (iv) a pre-tax rate of return on investment of 13%. The December 31, 2004 discounted cash flow analysis for the portfolio management sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax advisory fee of 5% on approximately $0.5 billion of transactions and value-added activities in 2005, with the dollar amount of such transactions and activities increasing by 5% annually thereafter. The December 31, 2004 discounted cash flow analysis for the value realization sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax annual return on investments of $4.2 million. The December 31, 2004 discounted cash flow analysis assumed a combined terminal value for the royalty portfolio, portfolio management and downstream gold refining sub-segments of approximately $0.7 billion.

At December 31, 2004, the $1.1 billion carrying value of the Exploration Segment goodwill represented approximately 98% of the carrying value of the total assets of the Exploration Segment. Based on the review of historical additions to proven and probable reserves and on management’s expectation of the growth rate and levels of reserve additions that could be expected to continue in the future, the discounted cash flow model developed to value the Exploration Segment at December 31, 2004 assumed that (i) the Exploration Segment would be responsible for 11.0 million ounces of additions to proven and probable reserves in 2005; (ii) such additions would increase by 5% annually; and (iii) approximately 9.1%, 8.7%, 8.3% and 7.9% of additions in years 2005, 2006, 2007 and 2008, respectively, would represent ounces that had previously been valued in the Normandy purchase accounting. In addition, the discounted cash flow model for the Exploration Segment assumed, among other matters: (i) a 16-year time horizon, including a seven-year time lapse between additions to proven and probable reserves and the initiation of production and a five-year production period; (ii) a discount rate of 8%; (iii) a terminal value of approximately $5.8 billion; (iv) an average gold price of $375 per ounce during the time horizon; (v) total cash costs per ounce of $230; and (vi) capital costs of $50 per ounce. The Company believes that any model used to value the Exploration Segment will need to take into account the relatively long time horizon required to evaluate the activities of the Exploration Segment.

In the absence of any mitigating valuation factors, the Company’s failure to achieve one or more of the December 31, 2004 valuation assumptions will over time result in an impairment charge. Accordingly, no assurance can be given that significant non-cash impairment charges will not be recorded in the future due to possible declines in the fair values of our reporting units. For a more detailed description of the estimates and assumptions involved in assessing the recoverability of the carrying value of goodwill, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Critical Accounting Policies, below.

Our Ability to Recognize the Benefits of Deferred Tax Assets is Dependant on Future Cash Flows and Taxable Income

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the deferred tax assets recorded at the balance date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which the Company operates could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets recorded at the balance sheet date. At December 31, 2004, the Company recorded $173.6 million and $491.7 million of current and long-term deferred tax assets, respectively.

ITEM 2.    PROPERTIES

Gold and Copper Processing Methods

Gold is extracted from naturally-oxidized ores by either heap leaching or milling, depending on the amount of gold contained in the ore and the amenability of the ore to treatment. Higher grade oxide ores are generally processed through mills, where the ore is ground into a fine powder and mixed with water in slurry, which then passes through a cyanide leaching circuit. Lower grade oxide ores are generally processed using heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the top surface of the heap to dissolve the gold. In both cases, the gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon or by zinc precipitation directly from leach solutions.

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

At Batu Hijau, mined ore containing copper and gold is crushed to a coarse size at the mine and then transported from the mine via conveyor to a concentrator. The ore is finely ground and then treated by successive stages of flotation, resulting in a concentrate of copper sulfides containing approximately 30% copper. The concentrate is transferred by pipeline to port facilities. At the port, the concentrate is dewatered and stored for later reclaiming and loading onto ships for transport to smelters.

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

North America

Nevada.    Newmont has been mining gold in Nevada since 1965. Newmont’s Nevada operations include Carlin, located west of the city of Elko on the geologic feature known as the Carlin Trend, the Twin Creeks mine approximately 15 miles north of Golconda, the Lone Tree Complex near the town of Valmy, and the Midas mine near the town of the same name. Newmont also participates in the Turquoise Ridge joint venture with Placer

Dome, which utilizes mill capacity at Twin Creeks. The Phoenix gold/copper project located 10 miles south of Battle Mountain, is under construction with production expected in mid-2006.

Gold sales from Newmont’s Nevada operations totaled approximately 2.4 million equity ounces for 2004. Ore was mined from 13 open pit mines and four underground mines in 2004. In 2005, initial production will commence at Leeville on the Carlin Trend, the first shaft accessed mine constructed by Newmont in Nevada. Ore production is expected to begin in late 2005 with an annual production rate of 450,000 to 500,000 ounces. At Phoenix, construction commenced in 2004 for this gold/copper project. Upon completion in mid-2006, 370,000 to 420,000 ounces of gold and 16 to 40 million pounds of copper will be produced annually.

At year-end 2004, Newmont reported 34 million equity ounces of gold reserves in Nevada. These reserves are distributed 80% at open pit mines and 20% in underground mines. Process methods assumed over the reserve base are 74% refractory and 26% oxide. Refractory ores require more complex, higher cost processing methods. Refractory ore treatment facilities generated 66% of Nevada’s gold production in 2004, compared with 71% in 2003, and 66% in 2002. In 2005, the percentage of production from refractory treatment facilities is expected to be approximately 67%. Thereafter, the percentage of production from refractory ores is expected to range between 69%–75%.

Newmont’s Nevada operations produce gold from a variety of ore types requiring different processing techniques depending on economic and metallurgical characteristics. To schedule the best use of processing capacity, the Company uses a linear programming model to guide the flow of both mining sequence selection and routing of ore streams to various plants. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at Carlin (Mill 5), Twin Creeks (Juniper) and Lone Tree. Lower-grade material with suitable cyanide solubility is treated on heap leach pads at Carlin, Twin Creeks and Lone Tree. Higher-grade refractory ores are processed through either a roaster at Carlin (Mill 6) or through autoclaves at Twin Creeks (Sage) and Lone Tree. Lower-grade refractory ores are processed by a flotation plant at Lone Tree and either bio-oxidation/flotation or direct flotation at Mill 5. Ore from the Midas mine is processed by conventional milling and Merrill-Crowe zinc precipitation. Activated carbon from the various leaching circuits is treated to produce gold ore at Carlin and Twin Creeks. Zinc precipitate at Midas is refined on-site.

Newmont owns, or controls through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Nevada mining operations (except for Turquoise Ridge and Getchell described below). The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, Newmont owns a 10% undivided interest in the mineral rights and leases the remaining 90%, on which Newmont pays a royalty equivalent to 18% of the mineral production. The remainder of the Gold Quarry mineral rights are wholly-owned or controlled by Newmont, in some cases subject to additional royalties. With respect to certain smaller deposits in the Winnemucca Region, Newmont is obligated to pay royalties on production to third parties that vary from 2% to 5% of production.

Newmont has a 25% interest in a joint venture with a subsidiary of Placer Dome Inc. to operate the Turquoise Ridge and Getchell mines. Newmont has an agreement to provide up to 2,000 tons per day of milling capacity at Newmont’s Twin Creeks facility to the joint venture. Placer Dome is the operator of the joint venture for mining and ore delivery to process. Gold sales of 40,700 ounces were attributed to Newmont in 2004, based on its 25% ownership interest.

Newmont has an ore sale agreement with Barrick Goldstrike Mines to provide feed to the facilities operated by Barrick on the Carlin Trend. The agreement provides for the sale of whole ore to Barrick. Newmont recognizes attributed gold sales net of the sale price, resulting in gold sales of 28,200 ounces in 2004.

Canada.    Newmont’s Canadian operations include two underground mines. The Golden Giant mine (100% owned) is located approximately 25 miles (40 kilometers) east of Marathon in Ontario, Canada, and has been in production since 1985. The Holloway mine is located approximately 35 miles (56 kilometers) east of Matheson in Ontario, and about 400 miles (644 kilometers) northeast of Golden Giant, and has been in production since 1996. The Holloway mine is owned by a joint venture in which Newmont has an 84.65% interest. The remaining 15.35% interest is held by Teddy Bear Valley Mines. In 2004, the Golden Giant mine sold 160,000 equity ounces of gold, and the Holloway mine sold 67,400 equity ounces of gold.

Mexico.    Newmont has a 44% interest in the La Herradura mine, which is located in Mexico’s Sonora desert. La Herradura is operated by Industriales Peñoles. The mine is an open pit operation with run-of-mine heap leach recovery. La Herradura sold 68,800 equity ounces of gold in 2004.

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

Yanacocha has mining rights with respect to a large land position. Yanacocha’s mining rights were acquired through assignments of concessions granted by the Peruvian government to a related entity. These mining concessions provide for both the right to explore and exploit. However, Yanacocha must first obtain the respective exploration and exploitation permits, which are generally granted in due course. Yanacocha may retain mining concessions indefinitely by paying annual fees and, during exploitation, complying with production obligations or paying assessed fines. Mining concessions are freely assignable or transferable. In 2000, Newmont and Buenaventura consolidated their land holdings in northern Peru, folding them into Yanacocha. The consolidation increased Yanacocha’s land position from 100 to 535 square miles.

The Yanacocha operations contain the Minas Conga deposit, for which a feasibility study was completed in 2004. Yanacocha added 8.7 million ounces of gold (4.5 million equity ounces) and 2.2 billion pounds of copper (1.1 million equity pounds) to proven and probable reserves at Minas Conga in 2004.

Yanacocha has five separate open pit mines, Carachugo, San José, Maqui Maqui, Cerro Yanacocha and La Quinua. Reclamation and/or backfilling activities in the mining areas of Carachugo, San José and Maqui Maqui are currently underway. Cerro Yanacocha and La Quinua are still active pits. In addition, Yanacocha has four leach pads and three processing facilities. Yanacocha’s gold sales for 2004 totaled 3.04 million ounces (1.56 million equity ounces).

Cerro Quilish is one of the ore deposits within the Yanacocha complex. In July 2004, Yanacocha received a drilling permit for the Cerro Quilish deposit and commenced drilling activities to further define the deposit. During September 2004, individuals from the Cajamarca region conducted a sustained blockade of the road between the City of Cajamarca and the mine site, in protest of these exploration activities. Yanacocha suspended all drilling activities at Cerro Quilish and the blockade was resolved. At the request of Yanacocha, the Cerro Quilish drilling permit was revoked in November 2004. Yanacocha has reassessed the challenges involved in obtaining required permits for Cerro Quilish primarily related to increased community concerns. Based upon this reassessment, Yanacocha has reclassified 3.9 million ounces (1.98 million equity ounces) of gold from proven and probable reserves to mineralized material not in reserves as of December 31, 2004.

Bolivia.    The Kori Kollo open pit mine is on a high plain in northwestern Bolivia near Oruro, on government mining concessions issued to a Bolivian corporation, Empresa Minera Inti Raymi S.A. (“Inti Raymi”), in which Newmont has an 88% interest. The remaining 12% is owned by Mrs. Beatriz Rocabado. Inti Raymi owns and operates the mine. In 2004, the mine sold 21,700 equity ounces of gold. Mining was completed and the mill closed in October 2003. Production has continued from residual leaching. Inti Raymi will begin processing oxide ores on leach pads from the Kori Chaca pit and reprocessing high-grade tailings on a new leach pad in 2005.

Australia/New Zealand

Prior to the acquisition of Normandy, Newmont owned a 50% interest in the Pajingo mine. The remaining 50% interest in Pajingo, and all other Australian and New Zealand properties described in this report, were acquired as part of the acquisition of Normandy in February 2002.

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

Generally, under native title legislation, all mining titles granted before January 1, 1994 are valid. Titles granted between January 1, 1994 and December 23, 1996, however, may be subject to invalidation if they were not obtained in compliance with applicable legislative procedures, though subsequent legislation has validated some of these titles. After December 23, 1996, mining titles over areas where native title is claimed to exist became subject to legislative processes that generally give native title claimants the “right to negotiate” with the title applicant for compensation and other conditions. Native title holders do not have a veto over the granting of mining titles, but if agreement cannot be reached, the matter can be referred to the National Native Title Tribunal for decision.

Newmont does not expect that native title claims will have a material adverse effect on any of its operations in Australia. The High Court of Australia determined in an August 2002 decision, which refined and narrowed the scope of native title, that native title does not subsist in minerals in Western Australia and that the rights granted under a mining title would, to the extent inconsistent with asserted native title rights, operate to extinguish those native title rights. Generally, native title is only an issue for Newmont with respect to obtaining new mineral titles or moving from one form of title to another, for example, from an exploration title to a mining title. In these cases, the requirements for negotiation and the possibility of paying compensation may result in delay and increased costs for mining in the affected areas. Similarly, the process of conducting Aboriginal heritage surveys to identify and locate areas or sites of Aboriginal cultural significance can result in additional costs and delay in gaining access to land for exploration and mining-related activities.

In Australia, various ad valorem royalties are paid to state and territorial governments, typically based on a percentage of gross revenues.

Pajingo.    The Pajingo mine is an underground mine located approximately 93 miles (150 kilometers) southwest of Townsville, Queensland and 45 miles (72 kilometers) south of the local township of Charters Towers. Prior to the Normandy acquisition, Newmont owned a 50% interest in Pajingo. Following the Normandy acquisition, Newmont owns 100% of Pajingo. In 2004, Pajingo sold 251,400 equity ounces of gold.

Yandal.    In 2004, the Yandal operations consisted of the Bronzewing and Jundee mines situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. The operations sold 379,300 equity ounces of gold in 2004. Newmont owns a 100% interest in Newmont Yandal Operations Pty Ltd, which owns and operates the Yandal mines and nearby mineral exploration licenses. The Wiluna mine, previously part of the Yandal operations, was sold in December 2003. The Bronzewing mine was sold during the third quarter of 2004.

Tanami.    The Tanami operations include The Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs, adjacent to the Tanami highway, and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of The Granites. The Tanami operations also include the Groundrush deposit. Mining at the Groundrush open pit was completed in September 2004. Processing of stockpiles will continue through the first quarter of 2005. The Tanami operations have been wholly-owned since April 2003, when Newmont acquired the minority interests in Newmont NFM by means of a scheme of arrangement and buy-back offer under Australian law.

The operations are predominantly focused on the Callie underground mine at Dead Bullock Soak, with mill feed supplemented by production stockpiles from the Dead Bullock Soak open pit and Windy Hill at The Granites. Ore from all of these operations is processed through The Granites plant with the exception of ore from Groundrush, which is processed through the Tanami plant. During 2004, the Tanami operations sold 658,000 equity ounces of gold.

Kalgoorlie.    The Kalgoorlie operations comprise the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick Gold Corporation, each of which holds a 50% interest. The Super Pit is Australia’s largest gold mine, in terms of both gold production and total annual mining volume. During 2004, the Kalgoorlie operations sold 468,400 equity ounces of gold.

Martha.    The Martha open pit mine is located within the town of Waihi, located approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand. Newmont acquired the minority interests in the Martha mine in April 2003, giving it 100% ownership. During 2004, development commenced on the Favona underground deposit. Production from the Favona mine is scheduled for 2006. The operation sold 130,500 equity ounces of gold during 2004. The Martha mine does not currently pay royalties. Under new royalty arrangements, a royalty will apply to the Favona mine. The royalty rate is the greater of 1% of gross revenues from gold and silver sales, or 5% of accounting profit.

Boddington.    Boddington is located 81 miles (130 kilometers) southeast of Perth in Western Australia. Boddington is owned by Newmont (44.4%), Anglo Gold Limited (33.3%) and Newcrest Mining Limited (22.2%). An updated feasibility study for the primary ore body is expected to be completed by the end of 2005, and restructuring of current management arrangements is under discussion.

Golden Grove.    Golden Grove is located in Western Australia, approximately 217 miles (350 kilometers) north of Perth. The principal products are zinc and copper concentrates. Golden Grove has two underground mines at the Scuddles and Gossan Hill deposits. Golden Grove sold 43.5 million pounds of copper, 114.8 million pounds of zinc and 19,300 ounces of by-product gold during 2004.

Indonesia

Newmont operates Batu Hijau, a producer of copper/gold concentrates, in Indonesia. The Minahasa gold operation completed production in 2004.

Batu Hijau.    Newmont has a 45% ownership interest in Batu Hijau. Newmont’s interest is held through a partnership with an affiliate of Sumitomo Corporation. Newmont has a 56.25% interest in the partnership and the Sumitomo affiliate holds the remaining 43.75%. The partnership, in turn, owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the subsidiary that owns Batu Hijau. The remaining 20% interest in PTNNT is a carried interest held by P.T. Pukuafu Indah, an unrelated Indonesian company. Through September 30, 2004, PTNNT recorded cumulative losses, therefore, Newmont has historically reported a 56.25% economic interest in Batu Hijau. As a result of higher metal prices, improved operating and financial results, and increased life of mine expectations regarding production, costs and economics, PTNNT’s cumulative losses had been recovered by the fourth quarter of 2004, thereby allowing for the payment of dividends. Under existing shareholder agreements, the Indonesian shareholder will be entitled to receive 6% of any dividends paid by PTNNT until such time as a loan to the Indonesia shareholder is fully repaid (including accrued interest). Newmont, therefore, decreased its reported interest in Batu Hijau to 52.875%, reflecting 56.25% of the 94% of PTNNT’s dividends payable to the Newmont/Sumitomo partnership.

Prior to January 1, 2004, we accounted for our investment in Batu Hijau as an equity investment due to each of PTNNT shareholders’ significant participating rights in Batu Hijau’s business. Newmont has identified the Batu Hijau operation as a variable interest entity because of certain capital structures and contractual relationships. Newmont has also determined that it is the primary beneficiary of Batu Hijau. Therefore, pursuant to FIN 46R, Newmont began to consolidate Batu Hijau effective January 1, 2004. See Note 3 to the Consolidated Financial Statements for more information.

Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit, which Newmont discovered in 1990. Development and construction activities began in 1997 and start-up took place in late 1999. In 2004, copper sales were 378.8 million equity pounds, while gold sales were 396,300 equity ounces.

In Indonesia, rights are granted to foreign investors to explore for and to develop mineral resources within defined areas through Contracts of Work entered into with the Indonesian government. In 1986, Newmont entered into a Contract of Work with the central government covering Batu Hijau, under which Newmont was granted the exclusive right to explore in the contract area, construct any required facilities, extract and process the mineralized materials, and sell and export the minerals produced, subject to certain requirements including Indonesian government approvals and payment of royalties to the government. Under the Contract of Work, PTNNT has the right to continue operating the project for 30 years from operational start-up, or longer if approved by the Indonesian government.

Under the Batu Hijau Contract of Work, beginning in 2005, and continuing through 2010, a portion of the project must be offered for sale to the Indonesian government or to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 15%, by the end of the 2005; 23%, by the end of 2006; 30%, by the end of 2007; 37%, by the end of 2008, 44%, by the end of 2009; and 51%, by the end of 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern.

An Indonesian national currently owns a 20% interest in Batu Hijau, which would require Newmont and Sumitomo to offer a 3% interest in Batu Hijau to the Indonesian government or to Indonesian nationals in 2006. Pursuant to this provision, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

Minahasa.    Newmont owns 80% of Minahasa. The remaining 20% interest is a carried interest held by P.T. Tanjung Serapung, an unrelated Indonesian company. Prior to November 2001, 100% of Minahasa’s gold production was attributed to Newmont. As of November 2001, Newmont had recouped a sufficient amount of its investment in Minahasa to entitle the Indonesian shareholder to receive 6% of any dividends distributed after that date. As a result, 94% of Minahasa’s gold production has been attributed to Newmont since November 2001.

Minahasa, on the island of Sulawesi, approximately 1,500 miles (2,414 kilometers) northeast of Jakarta, was a Newmont discovery. Production began in 1996 and mining was completed in late 2001. The remaining stockpiles were processed by August 2004. In 2004, Minahasa sold 70,200 equity ounces of gold. See Note 27 to the Consolidated Financial Statements for additional information regarding Minahasa.

Central Asia

Zarafshan.    Newmont has a 50% interest in the Zarafshan-Newmont Joint Venture in Uzbekistan. Ownership of the remaining 50% interest is divided between the State Committee for Geology and Mineral Resources and the Navoi Mining and Metallurgical Combine, each a state entity of Uzbekistan. The joint venture produces gold by crushing and leaching ore from existing stockpiles of low-grade oxide material from the nearby government-owned Muruntau mine, located in the Kyzylkum Desert. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars. Zarafshan-Newmont sold 210,100 equity ounces of gold in 2004.

The State Committee and Navoi furnish ore to Zarafshan-Newmont under an ore supply agreement. Under the agreement, the State Committee and Navoi are obligated to deliver 242.5 million tons of ore to Zarafshan- Newmont from various areas of the stockpiles designated into four different “Zones” under the agreement. As of December 31, 2004, approximately 140.1 million tons of ore have been delivered, leaving a balance of 102.4 million tons to be delivered from Zone 4. Initially, ore from all Zones was to be delivered regardless of the gold price and the price of the ore was dependent on the grade of ore delivered. In May 2003, the parties amended the grade and pricing structure of the ore supply agreement with respect to ore to be delivered from Zone 4. Under the May 2003 amendment the parties agreed to a mine plan designed to achieve an average grade of at least 0.036 ounce per ton for ore from Zone 4. The amount paid for this ore is dependent on the average grade of ore and the average gold price during the period in which the ore is processed. In the event the State Committee and Navoi supply ore from Zone 4 having an average grade less than 0.036 ounce per ton in a given month and the average gold price during such month is less than $320 per ounce, the price of such ore will be discounted. At certain combinations of low ore grade and at gold prices less than $320 per ounce, the computed price may result in a credit to Zarafshan-Newmont, which will be offset against free cash distributions or future ore purchase payments due to the State Committee and Navoi.

Ovacik.    The Ovacik mine, located in western Turkey 12 miles from the Aegean Sea and 66 miles (106 kilometers) north of the city of Izmir, commenced production in May 2001 and sold 110,000 equity ounces of gold during 2004. Newmont acquired the Ovacik mine in February 2002 as part of the Normandy acquisition. In August 2004, the Ovacik mine suspended operations as a result of a court decision ordering suspension of operating permits pending completion of certain additional permitting requirements and the submission of an updated environmental impact assessment. On March 1, 2005, the Ovacik mine was sold to a subsidiary of Koza Davetiye, a Turkish conglomerate. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Operations, below.

Africa

Newmont has two advanced development projects in Ghana, West Africa. The Ahafo project, located in the Brong Ahafo Region of Ghana, is 100% owned by Newmont following the acquisition of the remaining 50% of the Ntotoroso property from Moydow Mines International, Inc. in December 2003. Camp and infrastructure construction has commenced, as well as earth works preparation for the mill, the tailings facility and the water storage dam. Initial development costs at Ahafo are estimated at approximately $440 million, with gold production expected to commence in the second half of 2006. The Ahafo project is anticipated to generate steady-state annual gold sales of approximately 500,000 ounces, with higher production in the initial years. At December 31, 2004, the Ahafo project had reserves of 10.6 million ounces of gold.

Newmont also has an 85% interest in the Akyem project, located in the Eastern Region of Ghana. At year-end, the Akyem project had 5.4 million equity ounces of gold reserves. The remaining 15% interest is held by Kenbert Mines Limited. Newmont is currently updating and optimizing the feasibility study for Akyem with a view to making a development decision by mid-2005. Kenbert’s interest is a carried interest until completion of the feasibility update and optimization.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement between Newmont and the Government of Ghana. The Agreement establishes a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the Agreement, Newmont will pay corporate income tax at a rate up to 32.5% and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The Government of Ghana is also entitled to receive 10% of a project’s net cash flow after Newmont has recouped its investment and may acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.

Operating Statistics

The following tables detail Newmont’s operating statistics related to gold production and sales.

	Nevada			Other North America
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Tons mined (000 dry short tons):
Open pit	192,821	176,254	139,985	11,557	11,696	11,774
Underground	1,574	1,733	1,538	1,001	1,191	1,621
Tons milled/processed (000):
Oxide	4,626	2,914	5,164	1,004	1,228	1,628
Refractory	8,984	9,129	9,201	N/A	N/A	N/A
Leach	19,297	18,376	15,027	4,149	4,035	3,981
Average ore grade (oz/ton):
Oxide	0.125	0.140	0.119	0.232	0.260	0.230
Refractory	0.199	0.219	0.224	N/A	N/A	N/A
Leach	0.027	0.028	0.031	0.026	0.026	0.026
Average mill recovery rate:
Oxide	79.1%	80.8%	74.4%	94.3%	95.3%	95.0%
Refractory	90.8%	90.6%	88.6%	N/A	N/A	N/A

	Nevada			Other North America
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Ounces produced (000)	2,460.4	2,560.7	2,718.1	293.5	413.8	485.8

Equity ounces produced (000):
Oxide	461.2	336.0	474.8	224.7	297.8	364.5
Refractory	1,544.8	1,834.2	1,805.7	N/A	N/A	N/A
Leach	332.5	390.5	437.6	68.8	116.0	121.3

	2,338.5	2,560.7	2,718.1	293.5	413.8	485.8

Equity ounces sold (000)	2,416.0	2,490.8	2,723.5	296.2	411.8	500.5

Production costs per ounce:
Direct mining and production costs	$295	$248	$207	$277	$221	$192
Deferred stripping and other costs	(22)	(20)	11	(1)	—	(1)

Cash operating costs	273	228	218	276	221	191
Royalties and production taxes	5	7	7	2	4	2

Total cash costs	278	235	225	278	225	193
Reclamation/accretion expense and other	3	—	2	2	5	4

Total costs applicable to sales	281	235	227	280	230	197
Depreciation, depletion and amortization	52	57	44	79	84	73

Total production costs	$333	$292	$271	$359	$314	$270

	Yanacocha, Peru			Other South America
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Tons mined (000 dry short tons):
Open pit	193,407	204,889	203,720	N/A	7,638	18,676
Tons milled/processed (000):
Refractory	N/A	N/A	N/A	N/A	5,559	7,675
Leach	133,514	145,275	148,297	N/A	3,696	6,479
Average ore grade: (oz/ton)
Refractory	N/A	N/A	N/A	N/A	0.036	0.047
Leach	0.025	0.027	0.023	N/A	0.017	0.018
Average mill recovery rate:
Refractory	N/A	N/A	N/A	N/A	61.7%	60.7%

	Yanacocha, Peru			Other South America
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Ounces produced (000)	3,017.3	2,851.1	2,285.6	25.2	176.2	284.1

Equity ounces produced (000):
Refractory	N/A	N/A	N/A	N/A	112.9	195.9
Leach	1,549.4	1,464.1	1,173.6	22.2	42.1	54.1

	1,549.4	1,464.1	1,173.6	22.2	155.0	250.0

Equity ounces sold (000)	1,561.0	1,467.9	1,176.9	21.7	158.5	249.4

Production costs per ounce:
Direct mining and production costs	$135	$118	$123	$257	$197	$163
Deferred stripping and other costs	(6)	(4)	(2)	(13)	(13)	(7)

Cash operating costs	129	114	121	244	184	156
Royalties and production taxes	6	6	4	16	—	—

Total cash costs	135	120	125	260	184	156
Reclamation/accretion expense and other	2	2	3	43	13	7

Total costs applicable to sales	137	122	128	303	197	163
Depreciation, depletion and amortization	70	62	57	94	38	48

Total production costs	$207	$184	$185	$397	$235	$211

	Australia/New Zealand			Batu Hijau(1)
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Tons mined (000 dry short tons):
Open pit	64,083	73,468	72,387	235,455	231,073	240,484
Underground	4,806	6,744	5,631	N/A	N/A	N/A
Tons milled/processed (000):
Oxide	9,560	11,018	9,789	N/A	N/A	N/A
Refractory	7,142	8,071	7,056	54,243	49,819	51,754
Average ore grade: (oz/ton)
Oxide	0.150	0.151	0.153	N/A	N/A	N/A
Refractory	0.072	0.078	0.069	0.016	0.015	0.012
Average mill recovery rate:
Oxide	94.4%	94.9%	95.3%	N/A	N/A	N/A
Refractory	86.7%	85.1%	82.2%	80.9%	80.9%	79.7%

(1)

Batu Hijau was accounted for using the equity method in 2003 and 2002, and was not included in the Company’s weighted average total cash costs per ounce for such years. 2003 and 2002 production costs per ounce/pound reflect the pro forma change to co-product accounting effective January 1, 2004. Co-product accounting for copper and gold includes production costs identifiable for each product (royalties, freight, smelting and refining) and allocates the remaining costs in proportion to the sales revenue generated by each product. Newmont’s economic interest decreased to 52.875% from 56.25% on October 1, 2004.

	Australia/New Zealand			Batu Hijau(1)
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Ounces produced (000)	1,818.7	2,092.3	1,854.1	718.8	600.8	492.5

Equity ounces produced (000):
Oxide	1,235.8	1,547.7	1,353.8	N/A	N/A	N/A
Refractory	582.9	523.7	426.2	398.5	337.9	277.0

	1,818.7	2,071.4	1,780.0	398.5	337.9	277.0

Equity ounces sold (000)	1,887.6	1,998.1	1,792.4	396.3	328.9	278.0

Production costs per ounce:
Direct mining and production costs	$259	$227	$187	$110	$140	$127
Deferred stripping and other costs	(1)	(7)	(8)	9	(36)	(14)

Cash operating costs	258	220	179	119	104	113
Royalties and production taxes	14	14	10	9	17	9

Total cash costs	272	234	189	128	121	122
Reclamation/accretion expense and other	3	1	5	1	4	3

Total costs applicable to sales	275	235	194	129	125	125
Depreciation, depletion and amortization	67	60	74	40	54	54

Total production costs	$342	$295	$268	$169	$179	$179

	Other Indonesia			Central Asia
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Tons mined (000 dry short tons):
Open pit	N/A	N/A	N/A	4,659	5,975	4,296
Tons milled/processed (000):
Oxide	N/A	N/A	N/A	331	533	361
Refractory	441	697	717	N/A	N/A	N/A
Leach	N/A	N/A	N/A	7,894	8,080	7,867
Average ore grade: (oz/ton)
Oxide	N/A	N/A	N/A	0.320	0.343	0.364
Refractory	0.158	0.156	0.213	N/A	N/A	N/A
Leach	N/A	N/A	N/A	0.042	0.043	0.053
Average mill recovery rate:
Oxide	N/A	N/A	N/A	95.4%	94.3%	92.9%
Refractory	90.5%	91.0%	90.9%	N/A	N/A	N/A

(1)	See footnote (1) to operating statistics related to gold production and sales table above.

	Other Indonesia			Central Asia
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Ounces produced (000)	63.8	99.3	154.1	309.8	391.3	383.2

Equity ounces produced (000):
Oxide	N/A	N/A	N/A	104.8	172.6	124.2
Refractory	59.9	92.3	130.5	N/A	N/A	N/A
Leach	N/A	1.0	14.4	205.0	218.7	259.0

	59.9	93.3	144.9	309.8	391.3	383.2

Equity ounces sold (000)	70.2	92.2	147.2	320.1	386.3	381.5

Production costs per ounce:
Direct mining and production costs	$248	$240	$212	$168	$137	$128
Deferred stripping and other costs	3	3	2	(6)	(3)	(1)

Cash operating costs	251	243	214	162	134	127
Royalties and production taxes	8	6	4	4	5	3

Total cash costs	259	249	218	166	139	130
Reclamation/accretion expense and other	4	5	16	2	3	1

Total costs applicable to sales	263	254	234	168	142	131
Depreciation, depletion and amortization	32	78	60	81	62	61

Total production costs	$295	$332	$294	$249	$204	$192

	Total Gold
Year Ended December 31,	2004	2003	2002
Ounces produced (000)	8,707.5	8,584.7	8,165.0

Equity ounces produced (000):
Oxide	2,156.2	2,354.1	2,317.3
Refractory	2,456.4	2,563.1	2,558.3
Leach	2,177.9	2,232.4	2,060.0

	6,790.5	7,149.6	6,935.6

Equity ounces sold for per ounce calculations (000)	6,969.1	7,005.6	6,971.4
Golden Grove by-product sales	19.3	13.4	13.6
Equity investments	N/A	364.6	646.7

Equity ounces sold (000)	6,988.4	7,383.6	7,631.7

Production costs per ounce:
Direct mining and production costs	$232	$205	$181
Deferred stripping and other costs	(9)	(10)	1

Cash operating costs	223	195	182
Royalties and production taxes	8	8	7

Total cash costs	231	203	189
Reclamation/accretion expense and other	2	2	3

Total costs applicable to sales	233	205	192
Depreciation, depletion and amortization	62	61	58

Total production costs	$295	$266	$250

The following table details Newmont’s operating statistics related to copper and zinc production and sales.

	Batu Hijau(1)			Golden Grove
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Dry tons processed (000)	54,243	49,819	51,754	1,366	1,406	1,273
Average copper grade	0.75%	0.72%	0.72%	3.1%	4.6%	4.7%
Average copper recovery rate	87.8%	88.6%	89.0%	88.1%	90.9%	90.7%
Average zinc grade	N/A	N/A	N/A	10.4%	12.4%	13.9%
Average zinc recovery rate	N/A	N/A	N/A	88.8%	89.9%	87.7%
Copper pounds produced (000)	716,939	634,123	657,664	40,684	57,799	60,973
Equity copper pounds produced (000)	397,510	356,694	369,936	40,684	57,799	60,973
Equity copper pounds sold (000)	378,801	343,378	362,253	43,467	74,303	44,754
Zinc pounds produced (000)	N/A	N/A	N/A	101,917	120,425	114,806
Zinc pounds sold (000)	N/A	N/A	N/A	114,835	104,711	111,177
Copper cash cost per pound	$0.60	$0.46	$0.45	$0.90	$0.59	$0.57
Copper total production cost per pound	$0.74	$0.60	$0.58	$1.23	$0.79	$0.86
Zinc cash cost per pound	N/A	N/A	N/A	$0.38	$0.19	$0.24
Zinc total production cost per pound	N/A	N/A	N/A	$0.50	$0.31	$0.31

(1)	See footnote (1) to operating statistics related to gold production and sales table above.

Reconciliation of Non-GAAP Measures

For all periods presented, total cash costs include charges for mining ore and waste associated with current period production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. With the exception of Yanacocha and Golden Grove, such by-product sales have not been significant to the economics or profitability of the Company’s mining operations. See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. A reconciliation of total cash costs to Costs applicable to sales in total and by segment is provided below. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of mining properties, when taking into account the average realized price received for production sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest.

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

Reconciliation of Costs applicable to sales-Gold to total cash costs and total production costs per ounce (unaudited):

For the Year Ended December 31, 2004	Nevada	Golden Giant	Holloway	La Herradura	Total North America	Yanacocha
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$716.3	$47.6	$24.7	$10.1	$798.7	$432.6
Minority interest	—	—	—	—	—	(218.8)
Write-downs of stockpiles, ore on leach pads and inventories	—	—	—	—	—	—
Reclamation/accretion expense	(5.6)	(0.3)	(0.1)	(0.1)	(6.1)	(3.1)
Purchased ore, smelting and refining, and other	(38.4)	0.2	0.1	—	(38.1)	(0.1)

Total cash costs for per ounce calculation	672.3	47.5	24.7	10.0	754.5	210.6
Reclamation/accretion expense and other	5.6	0.3	0.1	0.1	6.1	3.1
Depreciation, depletion and amortization	126.8	11.4	7.0	5.0	150.2	198.0
Minority interest and other	—	—	—	—	—	(88.8)

Total production cost for per ounce calculation	$804.7	$59.2	$31.8	$15.1	$910.8	$322.9

Equity ounces sold (000)	2,416.0	160.0	67.4	68.8	2,712.2	1,561.0
Equity cash cost per ounce sold	$278	$297	$367	$146	$278	$135
Equity production cost per ounce sold	$333	$370	$473	$220	$336	$207

For the Year Ended December 31, 2004	Kori Kollo	Total South America	Pajingo	Yandal	Tanami
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$9.8	$442.4	$59.4	$105.9	$194.2
Minority interest	(1.2)	(220.0)	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(2.1)	(2.1)	(1.1)	(0.2)	(8.2)
Reclamation/accretion expense	(0.9)	(4.0)	(0.3)	(1.7)	(1.2)
Purchased ore, smelting and refining, and other	—	(0.1)	—	—	—

Total cash costs for per ounce calculation	5.6	216.2	58.0	104.0	184.8
Reclamation/accretion expense and other	0.9	4.0	0.1	1.7	1.0
Depreciation, depletion and amortization	2.3	200.3	31.4	26.8	37.9
Minority interest and other	(0.3)	(89.1)	—	—	—

Total production cost for per ounce calculation	$8.5	$331.4	$89.5	$132.5	$223.7

Equity ounces sold (000)	21.7	1,582.7	251.4	379.3	658.0
Equity cash cost per ounce sold	$260	$137	$230	$274	$281
Equity production cost per ounce sold	$397	$209	$356	$349	$340

For the Year Ended December 31, 2004	Kalgoorlie	Martha	Total Australia/NZ	Batu Hijau	Minahasa	Total Indonesia
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$140.9	$28.1	$528.5	$91.2	$19.8	$111.0
Minority interest	—	—	—	(42.1)	—	(42.1)
Write-downs of stockpiles, ore on leach pads and inventories	—	—	(9.5)	—	(0.2)	(0.2)
Reclamation/accretion expense	(1.7)	(0.4)	(5.3)	(0.5)	(0.3)	(0.8)
Purchased ore, smelting and refining, and other	—	—	—	2.1	(1.2)	0.9

Total cash costs for per ounce calculation	139.2	27.7	513.7	50.7	18.1	68.8
Reclamation/accretion expense and other	1.7	0.4	4.9	0.5	0.3	0.8
Depreciation, depletion and amortization	16.2	13.8	126.1	28.2	2.4	30.6
Minority interest and other	—	—	—	(12.6)	(0.1)	(12.7)

Total production cost for per ounce calculation	$157.1	$41.9	$644.7	$66.8	$20.7	$87.5

Equity ounces sold (000)	468.4	130.5	1,887.6	396.3	70.2	466.5
Equity cash cost per ounce sold	$297	$212	$272	$128	$259	$148
Equity production cost per ounce sold	$336	$320	$342	$169	$295	$188

For the Year Ended December 31, 2004	Zarafshan	Ovacik	Total Central Asia	Total Gold
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$32.4	$22.9	$55.3	$1,935.9
Minority interest	—	—	—	(262.1)
Write-downs of stockpiles, ore on leach pads and inventories	—	(1.3)	(1.3)	(13.1)
Reclamation/accretion expense	(0.3)	(0.4)	(0.7)	(16.9)
Purchased ore, smelting and refining, and other	(0.1)	—	(0.1)	(37.4)

Total cash costs for per ounce calculation	32.0	21.2	53.2	1,606.4
Reclamation/accretion expense and other	0.3	0.2	0.5	16.3
Depreciation, depletion and amortization	10.3	18.6	28.9	536.1
Minority interest and other	—	(2.9)	(2.9)	(104.7)

Total production cost for per ounce calculation	$42.6	$37.1	$79.7	$2,054.1

Equity ounces sold (000)	210.1	110.0	320.1	6,969.1
Equity cash cost per ounce sold	$152	$193	$166	$231
Equity production cost per ounce sold	$203	$338	$249	$295

For the Year Ended December 31, 2003	Nevada	Golden Giant	Holloway	Mesquite	La Herradura	Total North America
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$597.8	$53.4	$20.8	$9.3	$11.1	$692.4
Minority interest	—	—	—	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(2.9)	––	—	—	—	(2.9)
Reclamation/accretion expense	0.1	(1.3)	(0.5)	(0.2)	(0.1)	(2.0)
Purchased ore, smelting and refining, and other	(32.1)	—	—	—	—	(32.1)

Total cash costs for per ounce calculation	562.9	52.1	20.3	9.1	11.0	655.4
Reclamation/accretion expense and other	(0.1)	1.3	0.5	0.2	0.1	2.0
Depreciation, depletion and amortization	137.7	22.0	5.3	3.9	3.4	172.3
Minority interest and other	—	—	—	—	—	—

Total production cost for per ounce calculation	$700.5	$75.4	$26.1	$13.2	$14.5	$829.7

Equity ounces sold (000)	2,490.8 (1)	229.7	65.1	49.2	67.8	2,902.6 (1)
Equity cash cost per ounce sold	$235	$227	$312	$184	$162	$233
Equity production cost per ounce sold	$292	$329	$402	$267	$214	$295

(1)	Includes 94.3 ounces sold from purchased concentrates, excluded for per ounce calculations.

For the Year Ended December 31, 2003	Yanacocha	Kori Kollo	Total South America	Pajingo	Yandal	Tanami
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$362.5	$35.6	$398.1	$42.9	$158.7	$148.9
Minority interest	(183.5)	(4.2)	(187.7)	—	—	(4.2)
Write-downs of stockpiles, ore on leach pads and inventories	—	—	—	—	(3.0)	(2.0)
Reclamation/accretion expense	(3.4)	(2.1)	(5.5)	(0.1)	(1.5)	(1.2)
Purchased ore, smelting and refining, and other	––	—	—	—	—	—

Total cash costs for per ounce calculation	175.6	29.3	204.9	42.8	154.2	141.5
Reclamation/accretion expense and other	3.4	2.1	5.5	(0.3)	1.4	0.2
Depreciation, depletion and amortization	160.4	6.8	167.2	29.2	35.8	36.0
Minority interest and other	(70.1)	(0.8)	(70.9)	—	—	(1.0)

Total production cost for per ounce calculation	$269.3	$37.4	$306.7	$71.7	$191.4	$176.7

Equity ounces sold (000)	1,467.9	158.5	1,626.4	330.3	565.6	588.6
Equity cash cost per ounce sold	$120	$184	$126	$129	$273	$240
Equity production cost per ounce sold	$184	$235	$189	$217	$339	$300

For the Year Ended December 31, 2003	Kalgoorlie	Martha	Total Australia/NZ	Minahasa	Zarafshan	Ovacik
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$108.4	$24.9	$483.8	$26.3	$32.9	$22.3
Minority interest	—	(0.3)	(4.5)	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(1.0)	(2.6)	(8.6)	(1.3)	—	(0.1)
Reclamation/accretion expense	(0.8)	(0.4)	(4.0)	(0.5)	(0.7)	(0.4)
Purchased ore, smelting and reefing, and other	—	—	—	(1.6)	—	—

Total cash costs for per ounce calculation	106.6	21.6	466.7	22.9	32.2	21.8
Reclamation/accretion expense and other	0.8	0.2	2.3	0.5	0.7	0.2
Depreciation, depletion and amortization	9.8	11.5	122.3	7.6	10.1	13.9
Minority interest and other	—	(0.1)	(1.1)	(0.5)	—	—

Total production cost for per ounce calculation	$117.2	$33.2	$590.2	$30.5	$43.0	$35.9

Equity ounces sold (000)	404.7	108.9	1,998.1	92.2	218.1	168.2
Equity cash cost per ounce sold	$263	$199	$234	$249	$147	$129
Equity production cost per ounce sold	$289	$306	$295	$332	$197	$213

For the Year Ended December 31, 2003	Total Central Asia	Total Gold
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$55.2	$1,655.8
Minority interest	—	(192.2)
Write-downs of stockpiles, ore on leach pads and inventories	(0.1)	(12.9)
Reclamation/accretion expense	(1.1)	(13.1)
Purchased ore, smelting and refining, and other	—	(33.7)

Total cash costs for per ounce calculation	54.0	1,403.9
Reclamation/accretion expense and other	0.9	11.2
Depreciation, depletion and amortization	24.0	493.4
Minority interest and other	—	(72.5)

Total production cost for per ounce calculation	$78.9	$1,836.0

Equity ounces sold (000)	386.3	7,005.6 (1)
Equity cash cost per ounce sold	$139	$203
Equity production cost per ounce sold	$204	$266

(1)	Includes 94.3 ounces sold from purchased concentrates, excluded for per ounce calculations.

For the Year Ended December 31, 2002	Nevada	Golden Giant	Holloway	Mesquite	La Herradura	Total North America
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$657.1	$57.1	$20.4	$10.1	$11.5	$756.2
Minority interest	—	—	—	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	(37.0)	(0.3)	—	—	—	(37.3)
Reclamation/accretion expense	(7.0)	(1.7)	(0.5)	—	(0.2)	(9.4)
Non-cash inventory adjustment	(1.5)	—	—	—	—	(1.5)
Purchased ore, smelting and refining, and other	—	—	—	—	—	—

Total cash costs for per ounce calculation	611.6	55.1	19.9	10.1	11.3	708.0
Reclamation/accretion expense and other	8.4	1.6	0.5	—	0.2	10.7
Depreciation, depletion and amortization	118.2	20.5	6.7	6.3	3.1	154.8
Minority interest and other	—	—	—	—	—	—

Total production cost for per ounce calculation	$738.2	$77.2	$27.1	$16.4	$14.6	$873.5

Equity ounces sold (000)	2,723.5	281.5	97.7	57.1	64.2	3,224.0
Equity cash cost per ounce sold	$225	$196	$204	$177	$176	$220
Equity production cost per ounce sold	$271	$274	$277	$287	$227	$271

For the Year Ended December 31, 2002	Yanacocha	Kori Kollo	Total South America	Pajingo	Yandal	Tanami
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$302.0	$46.6	$348.6	$30.5	$136.4	$111.5
Minority interest	(151.6)	(5.6)	(157.2)	—	—	(15.8)
Write-downs of stockpiles, ore on leach pads and inventories	—	(0.5)	(0.5)	—	(1.6)	—
Reclamation/accretion expense	(3.0)	(1.6)	(4.6)	(1.2)	(3.2)	(1.8)
Non-cash inventory adjustment	—	—	—	(1.0)	(0.1)	(0.9)
Purchased ore, smelting and refining, and other	—	—	—	—	—	—

Total cash costs for per ounce calculation	147.4	38.9	186.3	28.3	131.5	93.0
Reclamation/accretion expense and other	3.0	1.6	4.6	1.8	3.1	1.9
Depreciation, depletion and amortization	121.5	13.8	135.3	20.6	43.5	33.7
Minority interest and other	(54.6)	(1.7)	(56.3)	—	—	(4.5)

Total production cost for per ounce calculation	$217.3	$52.6	$269.9	$50.7	$178.1	$124.1

Equity ounces sold (000)	1,176.9	249.4	1,426.3	296.4	611.1	452.4
Equity cash cost per ounce sold	$125	$156	$131	$95	$215	$205
Equity production cost per ounce sold	$185	$211	$189	$171	$292	$273

For the Year Ended December 31, 2002	Kalgoorlie	Martha	Total Australia/NZ	Minahasa	Zarafshan	Ovacik
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$85.0	$19.6	$383.0	$41.2	$34.0	$17.5
Minority interest	—	—	(15.8)	—	—	—
Write-downs of stockpiles, ore on leach pads and inventories	—	—	(1.6)	(4.6)	—	—
Reclamation/accretion expense	(1.7)	(0.7)	(8.6)	(2.4)	0.3	(0.7)
Non-cash inventory adjustment	(13.6)	(2.1)	(17.7)	—	—	(1.5)
Purchased ore, smelting and refining, and other	—	—	—	(2.1)	—	—

Total cash costs for per ounce calculation	69.7	16.8	339.3	32.1	34.3	15.3
Reclamation/accretion expense and other	15.3	2.6	24.7	2.4	(0.3)	2.0
Depreciation, depletion and amortization	9.0	13.9	120.7	9.5	10.3	11.5
Minority interest and other	—	—	(4.5)	(0.6)	—	—

Total production cost for per ounce calculation	$94.0	$33.3	$480.2	$43.4	$44.3	$28.8

Equity ounces sold (000)	324.7	107.8	1,792.4	147.2	255.8	125.7
Equity cash cost per ounce sold	$215	$156	$189	$218	$134	$122
Equity production cost per ounce sold	$289	$309	$268	$294	$173	$229

For the Year Ended December 31, 2002	Total Central Asia	Total Gold
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$51.5	$1,580.5
Minority interest	—	(173.0)
Write-downs of stockpiles, ore on leach pads and inventories	—	(44.0)
Reclamation/accretion expense	(0.4)	(25.4)
Non-cash inventory adjustment	(1.5)	(20.7)
Purchased ore, smelting and refining, and other	—	(2.1)

Total cash costs for per ounce calculation	49.6	1,315.3
Reclamation/accretion expense and other	1.7	44.1
Depreciation, depletion and amortization	21.8	442.1
Minority interest and other	—	(61.4)

Total production cost for per ounce calculation	$73.1	$1,740.1

Equity ounces sold (000)	381.5	6,971.4
Equity cash cost per ounce sold	$130	$189
Equity production cost per ounce sold	$192	$250

Reconciliation of Costs applicable to sales-Base Metals to total cash costs per base metal pound (unaudited):

	Batu Hijau	Golden Grove
For the Year Ended December 31, 2004		Total	Copper	Zinc
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$304.7	$61.8	$38.7	$23.1
Minority Interest	(140.7)	—	—	—
Reclamation/accretion expense	(1.7)	(0.6)	(0.3)	(0.3)
Write-downs of inventories, stockpiles and ore on leach pads	—	(8.2)	(2.9)	(5.3)
Purchased ore, smelting and refining and other	66.0	29.3	3.8	25.5

Total cash cost for per pound calculation	228.3	82.3	39.3	43.0
Reclamation/accretion expense and other	1.7	0.3	0.2	0.1
Depreciation, depletion and amortization	89.3	28.2	14.0	14.2
Minority interest and other	(39.9)	—	—	—

Total production cost for per pound calculation	$279.4	$110.8	$53.5	$57.3

Equity total pounds sold (000)	378,801	N/A	43,467	114,835
Equity total cash cost per pound sold	$0.60	N/A	$0.90	$0.38
Equity total production cost per pound sold	$0.74	N/A	$1.23	$0.50

	Golden Grove
	2003			2002
For the Year Ended December 31,	Total	Copper	Zinc	Total	Copper	Zinc
	(dollars in millions except per ounce amounts)
Costs applicable to sales per financial statements	$43.5	$37.4	$6.1	$27.7	$18.4	$9.3
Write-downs of stockpiles, ore on leach pads and inventories	(7.2)	(3.9)	(3.3)	(0.4)	(0.3)	(0.1)
Purchased concentrate cost	(6.1)	—	(6.1)	—	—	—
Reclamation/accretion expense	(0.4)	(0.2)	(0.2)	—	—	—
Smelting and refining	33.5	10.6	22.9	24.7	7.5	17.2

Total cash costs for per pound calculation	63.3	43.9	19.4	52.0	25.6	26.4
Reclamation/accretion expense and other	(1.0)	(0.6)	(0.4)	(1.7)	(1.1)	(0.6)
Depreciation, depletion and amortization	29.1	15.7	13.4	22.9	13.9	9.0

Total production cost for per pound calculation	$91.4	$59.0	$32.4	$73.2	$38.4	$34.8

Equity total pounds sold (000)	N/A	74,303	104,711	N/A	44,754	111,177
Equity total cash cost per pound sold	N/A	$0.59	$0.19	N/A	$0.57	$0.24
Equity total production cost per pound sold	N/A	$0.79	$0.31	N/A	$0.86	$0.31

Royalty Properties

The following is a description of Newmont’s principal royalty interests, all of which were acquired as a result of the Franco-Nevada acquisition. Newmont’s royalty interests are generally in the form of a net smelter return (“NSR”) royalty, which provides for the payment either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind (generally in the form of gold bullion) at the option of Newmont. Newmont also has a significant oil and gas royalty portfolio in Western Canada. In 2004, Newmont’s Royalty and dividend income was $65.8 million.

Nevada-Goldstrike.    Newmont holds various NSR and NPI royalties at the Goldstrike properties (Betze-Post and Meikle mines) located on the Carlin Trend in northern Nevada. The Betze-Post and Meikle mines are owned and operated by a subsidiary of Barrick Gold Corporation. Newmont received $23.2 million in royalty income from the Goldstrike properties in 2004.

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

Montana-Stillwater.    Newmont holds a 5% NSR royalty on a portion of the Stillwater mine and all of the East Boulder mine, both located near Nye, Montana and owned and operated by Stillwater Mining Company. Newmont received $8.2 million in royalty income from the Stillwater properties in 2004. Stillwater produces palladium, platinum, and associated metals (platinum group metals or PGMs) from a geological formation known as the J-M Reef. Stillwater is the only significant producer of PGMs outside of South Africa and Russia. The J-M Reef is an extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles. To date, the majority of production has been from the Stillwater mine, with East Boulder commencing production during 2001. For the year 2004, an average of approximately 81% of the total production from the Stillwater mine and 100% of the total production from the East Boulder mine was subject to Newmont’s royalty. Because Newmont’s royalty does not apply to a portion of the Stillwater properties the percentage of future production from the royalty lands will vary from year to year.

Canada-Oil and Gas Interests.    Newmont’s oil and gas royalty portfolio covers 1.8 million gross acres of producing and non-producing lands located in western Canada and the Canadian Arctic. The average royalty on these lands is 6%. Newmont received $23.5 million in royalty income from these properties in 2004.

Investment Interests

Canadian Oil Sands Trust.    In 2004, Newmont purchased marketable equity securities of Canadian Oil Sands Trust for approximately $199.6 million. Canadian Oil Sands Trust is traded on the Toronto Stock Exchange. As of December 31, 2004, the market value of Newmont’s interest in the trust was approximately $336.9 million.

Gabriel Resources, Ltd.    In 2004, Newmont purchased marketable equity securities of Gabriel Resources Ltd., a Canadian mineral exploration company traded on the Toronto Stock Exchange, for approximately $19.2 million. Gabriel Resources, Ltd. owns 80% of the Rosia Montana project in Romania. As of December 31, 2004, the market value of Newmont’s interest in Gabriel Resources was approximately $19.4 million.

Kinross Gold Corporation.    As a result of a combination of Kinross Gold Corporation, Echo Bay Mines Ltd. and TVX Gold Inc. in January 2003, Newmont acquired a 13.8% interest in the restructured Kinross. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing 66% of its investment for total cash proceeds of $224.6 million, and recorded a net loss of $7.4 million. At June 30, 2004, Newmont recognized a $38.5 million impairment charge on its investment in Kinross in (Loss) gain on investments, net for an other-than-temporary decline in value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Newmont classified the remaining balance of its investment in Kinross as short-term, available-for-sale marketable securities at December 31, 2004. At December 31, 2004, the market value of the Kinross investment was approximately $101.5 million.

Proven and Probable Reserves

Newmont had proven and probable equity gold reserves of 92.4 million ounces as of December 31, 2004.

Gold reserves for 2004 were calculated at a $350, A$550 or NZD$650 per ounce gold price, except at Boddington and Kalgoorlie, where gold reserves were calculated using a gold price of A$425 and A$560, per ounce, respectively. Newmont’s 2004 reserves would decline by approximately 7%, or 6.0 million ounces, if calculated at a $325 per ounce gold price. An increase in the gold price to $375 per ounce would increase reserves by approximately 6% or 5.3 million ounces.

At year-end 2004, Newmont’s North American equity gold reserves were 35.0 million ounces (including 34.0 million equity ounces in Nevada). Outside of North America, year-end equity gold reserves were 57.4 million ounces, including 15.1 million ounces in Australia/New Zealand, 16.6 million ounces in Peru and 16.0 million ounces in Ghana.

Newmont’s equity copper reserves at year-end 2004 were 8.9 billion pounds. Except at Boddington, copper reserves were calculated at a price of $0.90 or A$1.45 per pound.

Newmont’s equity zinc reserves at year-end 2004 were 730 million pounds. Zinc reserves were calculated at a price of A$0.62 per pound.

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

The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of gold, copper and zinc will be realized. Ounces of gold or pounds of copper or zinc in the proven and probable reserves are calculated without regard to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, copper and zinc, as well as increased production costs or reduced metallurgical recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

Reserves are published once each year and will be recalculated as of December 31, 2005, for the entire Company, taking into account metal prices, divestments and depletion as well as any acquisitions and additions to reserves based on results of exploration, mine optimization and development work performed during 2005.

The following tables detail Newmont’s gold proven and probable reserves(1) reflecting only those reserves owned by Newmont on December 31, 2004 or 2003:

		December 31, 2004
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share (%)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Metallurgical Recovery(3)
North America
Nevada(4)
Carlin Open Pit(5)	100.00%	16,100	0.070	1,130	185,500	0.045	8,290	201,600	0.047	9,420	74%
Twin Creeks	100.00%	14,900	0.083	1,240	46,900	0.073	3,420	61,800	0.075	4,660	81%
Lone Tree Complex	100.00%	2,700	0.099	270	11,300	0.054	610	14,000	0.063	880	81%
Phoenix(6)	100.00%	—	—	—	248,000	0.034	8,470	248,000	0.034	8,470	80%
Carlin Underground(7)	100.00%	1,900	0.65	1,230	6,800	0.47	3,180	8,700	0.51	4,410	94%
Midas(8)	100.00%	700	0.68	460	2,200	0.45	990	2,900	0.51	1,450	96%
Turquoise Ridge(9)	25.00%	1,100	0.61	690	600	0.62	360	1,700	0.61	1,050	91%
Nevada Stockpiles(10)	100.00%	26,700	0.091	2,360	4,300	0.058	250	30,300	0.086	2,610	81%
Nevada In-Process(11)	100.00%	45,700	0.021	940	1,300	0.062	80	47,000	0.022	1,020	65%

		109,100	0.076	8,320	506,900	0.051	25,650	616,000	0.055	33,970	81%

Other North America
Golden Giant, Ontario(12)	100.00%	—	—	—	500	0.31	160	500	0.31	160	96%
Holloway, Ontario(13)	93.87%	500	0.16	80	900	0.19	180	1,400	0.18	260	94%
La Herradura, Mexico(14)	44.00%	11,300	0.025	280	11,000	0.030	330	22,300	0.027	610	66%

		11,800	0.030	360	12,400	0.054	670	24,200	0.042	1,030	78%

		120,900	0.072	8,680	519,300	0.051	26,320	640,200	0.055	35,000	81%

South America
Yanacocha Open Pits(15)	51.35%	40,400	0.026	1,060	307,800	0.033	10,210	348,200	0.032	11,270	67%
Yanacocha In-Process(11)	51.35%	29,000	0.028	820	—	—	—	29,000	0.028	820	77%

Total Yanacocha, Peru	51.35%	69,400	0.027	1,880	307,800	0.033	10,210	377,200	0.032	12,090	69%
Minas Conga, Peru(16)	51.35%	—	—	—	190,500	0.023	4,470	190,500	0.023	4,470	75%
Kori Kollo, Bolivia(17)	88.00%	5,900	0.017	100	16,600	0.022	370	22,500	0.021	470	63%

		75,300	0.026	1,980	514,900	0.029	15,050	590,200	0.029	17,030	70%

Australia/New Zealand
Boddington, Western Australia(18)	44.44%	61,000	0.027	1,670	129,900	0.025	3,180	190,900	0.025	4,850	82%
Golden Grove, Western Australia(19)	100.00%	2,400	0.025	60	2,100	0.069	140	4,500	0.045	200	62%
Kalgoorlie Open Pits and Underground	50.00%	35,600	0.061	2,190	39,800	0.064	2,560	75,400	0.063	4,750	87%
Kalgoorlie Stockpiles(10)	50.00%	12,400	0.035	430	—	—	—	12,400	0.035	430	87%

Total Kalgoorlie, Western Australia(20)	50.00%	48,000	0.055	2,620	39,800	0.064	2,560	87,800	0.059	5,180	87%

Pajingo, Queensland(21)	100.00%	200	0.47	110	1,700	0.32	540	1,900	0.34	650	96%
Tanami Underground and Open Pits(22)	100.00%	4,800	0.19	890	7,300	0.14	1,060	12,100	0.16	1,950	96%
Tanami Stockpiles(10)	100.00%	1,100	0.079	90	3,000	0.037	110	4,100	0.048	200	95%

Total Tanami, Northern Territory	100.00%	5,900	0.17	980	10,300	0.11	1,170	16,200	0.13	2,150	95%

Jundee, Western Australia(23)	100.00%	3,100	0.047	140	5,300	0.24	1,270	8,400	0.17	1,410	93%
Martha, New Zealand(24)	100.00%	—	—	—	4,400	0.15	670	4,400	0.15	670	90%

		120,600	0.046	5,580	193,500	0.049	9,530	314,100	0.048	15,110	87%

Indonesia
Batu Hijau Open Pit(25)(26)	52.875%	148,600	0.013	1,910	440,100	0.011	5,000	588,700	0.012	6,910	81%
Batu Hijau Stockpiles(10)(26)	52.875%	—	—	—	86,400	0.004	300	86,400	0.004	300	73%

		148,600	0.013	1,910	526,500	0.010	5,300	675,100	0.011	7,210	80%

Central Asia
Ovacik, Turkey(27)	100.00%	200	0.38	70	200	0.15	30	400	0.25	100	96%
Zarafshan-Newmont, Uzbekistan(28)	50.00%	53,800	0.037	1,940	—	—	—	53,800	0.037	1,940	57%

		54,000	0.037	2,010	200	0.150	30	54,200	0.038	2,040	75%

Africa
Akyem, Ghana(29)	85.00%	—	—	—	109,400	0.049	5,410	109,400	0.049	5,410	89%
Ahafo, Ghana(30)	100.00%	—	—	—	156,900	0.068	10,630	156,900	0.068	10,630	88%

		—	—	—	266,300	0.060	16,040	266,300	0.060	16,040	88%

Total Gold		519,400	0.039	20,160	2,020,700	0.036	72,270	2,540,100	0.036	92,430	81%

		December 31, 2003
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share (%)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Metallurgical Recovery(3)
North America
Nevada
Carlin Open Pit	100.00%	17,500	0.052	920	205,300	0.044	8,950	222,800	0.044	9,870	68%
Twin Creeks	100.00%	14,000	0.085	1,190	48,200	0.074	3,580	62,200	0.077	4,770	84%
Lone Tree Complex	100.00%	3,300	0.092	300	13,000	0.084	1,090	16,300	0.086	1,390	79%
Phoenix	100.00%	—	—	—	175,700	0.035	6,150	175,700	0.035	6,150	84%
Carlin Underground	100.00%	2,700	0.67	1,800	6,100	0.50	3,040	8,800	0.55	4,840	94%
Midas(8)	100.00%	700	0.83	590	2,700	0.51	1,360	3,400	0.58	1,950	97%
Turquoise Ridge(9)	25.00%	1,500	0.57	850	600	0.62	370	2,100	0.59	1,220	93%
Stockpiles and In-Process	100.00%	57,000	0.059	3,350	3,700	0.055	200	60,700	0.059	3,550	80%

		96,700	0.093	9,000	455,300	0.054	24,740	552,000	0.061	33,740

Other North America
Golden Giant, Ontario	100.00%	—	—	—	1,100	0.30	330	1,100	0.30	330	96%
Holloway, Ontario(13)	91.50%	800	0.17	140	1,100	0.20	220	1,900	0.19	360	93%
La Herradura, Mexico	44.00%	11,000	0.029	320	15,000	0.031	460	26,000	0.030	780	68%

		11,800	0.039	460	17,200	0.059	1,010	29,000	0.051	1,470

		108,500	0.087	9,460	472,500	0.055	25,750	581,000	0.061	35,210

South America
Yanacocha, Peru	51.35%	87,600	0.028	2,450	450,000	0.031	13,830	537,600	0.030	16,280	71%
Kori Kollo, Bolivia	88.00%	3,000	0.012	40	15,000	0.022	330	18,000	0.020	370	66%

		90,600	0.027	2,490	465,000	0.030	14,160	555,600	0.030	16,650

Australia/New Zealand
Boddington, Western Australia(18)	44.44%	61,000	0.027	1,670	129,900	0.025	3,180	190,900	0.025	4,850	82%
Golden Grove, Western Australia	100.00%	1,700	0.024	40	1,800	0.045	80	3,500	0.035	120	60%
Kalgoorlie, Western Australia(20)	50.00%	37,800	0.054	2,040	59,200	0.065	3,850	97,000	0.061	5,890	86%
Pajingo, Queensland	100.00%	100	0.43	60	2,400	0.32	770	2,500	0.33	830	97%
Tanami, Northern Territory	100.00%	6,600	0.18	1,180	13,100	0.12	1,540	19,700	0.14	2,720	96%
Jundee, Western Australia	100.00%	3,100	0.07	210	6,800	0.22	1,490	9,900	0.17	1,700	90%
Bronzewing, Western Australia(31)	100.00%	300	0.11	30	—	—	—	300	0.11	30	97%
Martha, New Zealand	100.00%	—	—	—	5,300	0.14	760	5,300	0.14	760	91%

		110,600	0.047	5,230	218,600	0.053	11,670	329,200	0.051	16,900

Indonesia
Batu Hijau, Indonesia-Gold(26)	52.875%	227,700	0.012	2,650	387,600	0.011	4,450	615,300	0.012	7,100	80%
Minahasa, Indonesia(32)	94.00%	400	0.14	50	—	—	—	400	0.14	50	90%

		228,100	0.012	2,700	387,600	0.011	4,450	615,700	0.012	7,150

Central Asia
Ovacik, Turkey	100.00%	300	0.35	100	200	0.30	70	500	0.33	170	94%
Perama, Greece(33)	80.00%	—	—	—	9,700	0.11	1,050	9,700	0.11	1,050	90%
Zarafshan-Newmont, Uzbekistan(28)	50.00%	61,500	0.037	2,260	—	—	—	61,500	0.037	2,260	57%

		61,800	0.038	2,360	9,900	0.113	1,120	71,700	0.049	3,480

Africa
Akyem, Ghana	85.00%	—	—	—	80,000	0.054	4,280	80,000	0.054	4,280	89%
Ahafo, Ghana	100.00%	—	—	—	108,600	0.070	7,630	108,600	0.070	7,630	89%

		—	—	—	188,600	0.063	11,910	188,600	0.063	11,910

Total Gold		599,600	0.037	22,240	1,742,200	0.040	69,060	2,341,800	0.039	91,300

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.
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
Proven and probable reserves were calculated using different cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material that can be included in the reserves in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and type of milling or leaching facilities available.
2004 reserves were calculated at a $350, A$550 or NZD$650 per ounce gold price unless otherwise noted. 2003 reserves were calculated at a $325, A$545 or NZD$665 per ounce gold price unless otherwise noted.
(2)	Tonnages are after allowances for losses resulting from mining methods. Tonnages are rounded to the nearest hundred thousand.
(3)	Ounces or pounds are estimates of metal contained in ore tonnages and are before allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest ten thousand.
(4)	Cut-off grades utilized in 2004 were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.060 ounce per ton; refractory leach material not less than 0.026 ounce per ton; refractory mill material not less than 0.021 ounce per ton.
(5)	Includes undeveloped reserves at Castle Reef, North Lantern and Emigrant deposits for combined total undeveloped reserves of 1,450,000 ounces.
(6)	Deposit is currently undeveloped except for minor leach production. Construction of facilities began in November 2004.
(7)	Includes partially developed reserves at Leeville, which contains a total reserve of 2,610,000 ounces.
(8)	Also contains reserves of over 18 million and 24 million ounces of silver at December 31, 2004 and 2003, respectively, with a metallurgical recovery rate of 91% and 93%, respectively.
(9)	Reserve estimates provided by Placer Dome, the operator of the Turquoise Ridge Joint Venture.
(10)	Stockpiles are primarily material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained ounces are greater than 5% of the total site reported reserves and contained ounces are greater than 100,000 ounces.
(11)	Material in-process represents that material on leach pads at the end of the year from which gold remains to be recovered. Material in-process is reported separately where tonnage or contained ounces are greater than 5% of the total site reported reserves and contained ounces are greater than 100,000 ounces.
(12)	Cut-off grade utilized in 2004 of not less than 0.155 ounce per ton.
(13)	Percentage reflects Newmont’s weighted equity interest from 84.65% interest in the Holloway Joint Venture and 100% interest in remaining reserves. In 2003, this percentage was 91.5%. Property includes currently undeveloped reserves at the Blacktop deposit of 80,000 ounces. Cut-off grade utilized in 2004 of not less than 0.126 ounce per ton.
(14)	Cut-off grade utilized in 2004 of not less than 0.009 ounce per ton.
(15)	Reported reserves are based on Newmont’s 51.35% equity interest. Yanacocha is consolidated on a 100% basis for accounting purposes, then the minority interests of our partners are recognized. Reserves include currently undeveloped deposits at Corimayo and Chaquicocha Sur, which contain a combined undeveloped reserve of 2,970,000 equity ounces. Cut-off grade utilized in 2004 of not less than 0.006 ounce per ton.
(16)	Deposit is undeveloped. Cut-off grade and recoveries vary depending on the gold and copper content. Cut-off grade used for reserve reporting in 2004 was equivalent to 0.016 ounce per ton.
(17)	Reserves at Kori Chaca containing a total reserve of 300,000 equity ounces are currently being developed. Cut-off grade utilized in 2004 of not less than 0.010 ounce per ton.

(18)	As in 2003, reserves were calculated at a A$425 per ounce gold price, and accounted for on an equity basis. Deposit is currently undeveloped. Cut-off grade utilized in 2004 of not less than 0.011 ounce per ton.
(19)	Gold reported in reserves is contained within zinc and copper ore bodies. Cut-off grade and recoveries vary depending on the copper, gold and zinc content. The cut-off grades used for reserve reporting in 2004 were equivalent to 2.4% copper and 7.9% zinc.
(20)	Reserve based on A$560 per ounce gold price for 2004 and A$545 for 2003. Percentage reflects Newmont’s equity interest. Pro-rata consolidated for accounting purposes. Cut-off grade utilized in 2004 of not less than 0.026 ounce per ton.
(21)	Cut-off grade utilized in 2004 of not less than 0.093 ounce per ton.
(22)	Cut-off grade utilized in 2004 of not less than 0.045 ounce per ton.
(23)	Cut-off grade utilized in 2004 of not less than 0.021 ounce per ton.
(24)	Includes currently undeveloped reserves at the Favona deposit containing 350,000 ounces. Cut-off grade utilized in 2004 of not less than 0.022 ounce per ton.
(25)	Production is in the form of a copper/gold concentrate. Cut-off grade and recoveries vary depending on the gold and copper content. The cut-off grade used for reserve reporting in 2004 was equivalent to 0.28% copper.
(26)	Percentage reflects Newmont’s economic interest in remaining reserves.
(27)	Property sold March 1, 2005. Cut-off grade utilized in 2004 of not less than 0.092 ounce per ton.
(28)	Material made available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. Tonnage and gold content of material made available to Zarafshan-Newmont for processing from such designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan.
(29)	Deposits are currently undeveloped. Construction of facilities began in November 2004. Cut-off grade utilized in 2004 of not less than 0.014 ounce per ton.
(30)	Deposit is undeveloped. Cut-off grade utilized in 2004 of not less than 0.013 ounce per ton.
(31)	Property sold in 2004.
(32)	Processing of remaining stockpiles was completed in August 2004.
(33)	Property sold in 2004.

The following tables detail Newmont’s base metal proven and probable reserves(1) reflecting only those reserves owned by Newmont on December 31, 2004 or 2003:

		December 31, 2004
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share (%)	Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Metallurgical Recovery(3)
Copper
Phoenix, Nevada(4)	100.00%	—	—	—	216,700	0.15	660	216,700	0.15	660	67%
Minas Conga, Peru(5)	51.35%	—	—	—	190,600	0.30	1,140	190,600	0.30	1,140	90%
Batu Hijau(6)	52.875%	148,700	0.50	1,480	440,200	0.47	4,120	588,900	0.48	5,600	86%
Batu Hijau, Stockpiles(6)	52.875%	—	—	—	86,500	0.38	660	86,500	0.38	660	80%

Total Batu Hijau, Indonesia	52.875%	148,700	0.50	1,480	526,700	0.45	4,780	675,400	0.46	6,260	85%

Boddington, Western Australia(7)	44.44%	61,000	0.12	140	129,700	0.13	330	190,700	0.12	470	84%
Golden Grove, Western Australia	100.00%	3,100	2.91	180	5,600	1.60	180	8,700	2.07	360	88%

Total Copper		212,800	0.42	1,800	1,069,300	0.33	7,090	1,282,100	0.35	8,890	84%

Zinc(8)
Golden Grove, Western Australia	100.00%	900	11.8	200	1,800	14.7	530	2,700	13.8	730	91%

Total Zinc		900	11.8	200	1,800	14.7	530	2,700	13.8	730	91%

		December 31, 2003
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share (%)	Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (%)	Millions of Pounds(3)	Metallurgical Recovery(3)
Copper
Phoenix, Nevada	100.00%	—	—	—	159,600	0.13	420	159,600	0.13	420	63%
Batu Hijau, Indonesia	52.875%	227,700	0.52	2,350	387,600	0.51	3,940	615,300	0.51	6,290	89%
Boddington, Western Australia(7)	44.44%	61,000	0.12	140	129,700	0.13	330	190,700	0.12	470	84%
Golden Grove, Western Australia	100.00%	1,900	2.6	100	5,900	2.1	250	7,800	2.2	350	88%

Total Copper		290,600	0.43	2,590	682,800	0.37	4,940	973,400	0.39	7,530

Zinc(8)
Golden Grove, Western Australia	100.00%	600	10.8	140	1,200	13.8	340	1,800	12.8	480	91%

Total Zinc		600	10.8	140	1,200	13.8	340	1,800	12.8	480

(1)	See footnote (1) to the Gold Proven and Probable Reserve tables above. Copper reserves are calculated at a $0.90 or A$1.45 per pound copper price unless otherwise noted. 2003 reserves were calculated at a $0.75 or A$1.35 per pound copper price unless otherwise noted.
(2)	See footnote (2) to the Gold Proven and Probable Reserves Tables above.
(3)	See footnote (3) to the Gold Proven and Probable Reserves Tables above. Pounds are rounded to the nearest ten million. Tonnage amounts are rounded to the nearest one hundred thousand.
(4)	Deposit is currently undeveloped except for minor gold leach production. Construction of facilities began in November 2004.
(5)	Deposit is undeveloped.

(6)	Percentage reflects Newmont’s economic interest in remaining reserves.
Stockpiles are primarily material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained metal are greater than 5% of the total site reported reserves.
(7)	As in 2003, reserves are calculated at a A$1.25 per pound copper price, and accounted for on an equity basis. Deposit is undeveloped.
(8)	Zinc reserves are calculated at a A$0.62 per pound zinc price. 2003 reserves were calculated at a A$0.71 per pound zinc price. Tonnage amounts are rounded to the nearest one hundred thousand and zinc pounds are rounded to the nearest ten million.

The following table details Newmont’s reconciliation of December 2004 and December 2003 Gold Proven and Probable Reserves:

Newmont Equity Contained Ounces
(in millions)
December 31, 2003	91.3
Depletion(1)	(8.3)
Divestments/Other(2)	(3.0)
Revisions and Additions(3)	12.4

December 31, 2004	92.4

(1)	Reserves mined and processed in 2004.
(2)	Includes 1.0 million ounces from the sale of the Perama property. In addition, 1.98 million ounces at Cerro Quilish were reclassified from proven and probable reserves to mineralized material not in reserves.
(3)	Due to reserve conversions, optimizations, model updates and updated unit costs and recoveries.

ITEM 3.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 27 to the Consolidated Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Newmont’s executive officers as of March 3, 2005 were:

Name	Age	Office
Wayne W. Murdy	60	Chairman and Chief Executive Officer
Pierre Lassonde	57	President
David H. Francisco	55	Executive Vice President, Operations
Bruce D. Hansen	47	Senior Vice President and Chief Financial Officer
Russell Ball	36	Vice President and Controller
Britt D. Banks	43	Vice President and General Counsel
Paul J. Dowd	55	Vice President, Australian Operations
Thomas L. Enos	53	Vice President, International Operations
Robert J. Gallagher	54	Vice President, Indonesian Operations
David Harquail	48	Vice President, Merchant Banking
Donald G. Karras	51	Vice President, Taxes
Thomas P. Mahoney	50	Vice President and Treasurer
Richard M. Perry	46	Vice President, North American Operations
Carlos Santa Cruz	49	Vice President, South American Operations

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

Mr. Ball was elected Vice President and Controller of Newmont in August 2004. Previously, he served as Group Executive, Investor Relations, May 2002 to August 2004 and Finance Director, Indonesia, from June 2001 to April 2002.

Mr. Banks was elected Vice President and General Counsel of Newmont in May 2001. He served as Secretary from April 2001 to April 2004. He served as Associate General Counsel of Newmont from July 1996 to May 2001.

Mr. Dowd was elected Vice President, Australian Operations, of Newmont in December 2004, having served as Vice President, Operational Development, Health and Safety since July 2002. Mr. Dowd served as Group Executive, Operations of Normandy Mining Limited from May 1999 to July 2002.

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

Mr. Gallagher was elected Vice President, Indonesian Operations, in April 2004, having served as Managing Director, Newmont Indonesia Limited since November 2002. He served as General Manager of Newmont’s Batu Hijau operations in Indonesia from April 2001 to November 2002 and Director of Operations thereof from August 2000 to April 2001. Previously, he served as Vice President Operations at Vengold Inc. from 1993 to August 2000.

Mr. Harquail was elected Vice President, Merchant Banking, in April 2004, having served as President and Managing Director of Newmont Capital Limited since May 2002 and Vice President of Newmont since September 2003. Previously, he served as Senior Vice President of Franco-Nevada Mining Corporation Limited from May 1998 to February 2002. Prior to May 1998, Mr. Harquail was a Vice President of Franco-Nevada.

Mr. Karras has served as Vice President, Taxes of Newmont since November 1992.

Mr. Mahoney was elected Vice President and Treasurer of Newmont in May 2002. He served as Treasurer of Newmont from May 2001 to May 2002. Previously, he served as Assistant Treasurer from March 1997 to May 2001. He served as Assistant Treasurer, International from April 1994 to March 1997.

Mr. Perry has served as Vice President, North American Operations, of Newmont since April 2001. He served as General Manager of Newmont’s Batu Hijau copper and gold mine in Sumbawa, Indonesia from October 1998 to April 2001.

Mr. Santa Cruz has served as Vice President, South American Operations, of Newmont since August 2001. He served as General Manager of Minera Yanacocha S.R.L. from 1997 to 2001, and as Assistant General Manager thereof from 1995 to 1997.

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

	2004		2003
	High	Low	High	Low
First quarter	$49.75	$41.10	$30.15	$24.37
Second quarter	$46.75	$35.41	$33.89	$25.15
Third quarter	$45.53	$38.11	$42.17	$31.25
Fourth quarter	$49.65	$43.97	$50.00	$37.88

On March 3, 2005, there were outstanding 409,987,107 shares of Newmont’s common stock (including shares represented by CDIs), which were held by approximately 18,916 stockholders of record. A dividend of $0.05 per share of common stock outstanding was declared in the first quarter of 2004, $0.075 per share of common stock outstanding was declared in the second and third quarters of 2004 and $0.10 per share of common stock outstanding was declared in the fourth quarter of 2004, for a total of $0.30 during the year. A dividend of $0.04 per share of common stock outstanding was declared in each of the first three quarters of 2003, and $0.05 per share of common stock outstanding was declared in the fourth quarter of 2003, for a total of $0.17 during the year.

On March 3, 2005, there were outstanding 35,698,488 Exchangeable Shares, which were held by 54 holders of record. The Exchangeable Shares are exchangeable at the option of the holders into Newmont common stock. Holders of Exchangeable Shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

The determination of the amount of future dividends will be made by Newmont’s Board of Directors from time to time and will depend on Newmont’s future earnings, capital requirements, financial condition and other relevant factors.

Issuer purchase of equity securities:

Period	(a)Total Number of Shares Purchased		(b)Average Price Paid Per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2004 through October 31, 2004	—		—	—	N/A
November 1, 2004 through November 30, 2004	3,202	(1)	$39.11	—	N/A
December 1, 2004 through December 31, 2004	—		—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock forfeited by Company employees upon termination of employment.

ITEM	6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004(1)	2003	2002	2001	2000
	(in millions, except per share)
Revenues	$4,524.2	$3,157.8	$2,622.2	$1,666.1	$1,819.0
Income (loss) before cumulative effect of a change in accounting principle, net of preferred stock dividend	$490.5	$510.2	$150.4	$(54.1)	$(84.6)
Net income (loss) applicable to common shares(2)	$443.3	$475.7	$154.3	$(54.1)	$(97.2)
Basic income (loss) per common share:
Before cumulative effect of a change in accounting principle	$1.11	$1.24	$0.40	$(0.28)	$(0.45)
After cumulative effect of a change in accounting principle	$1.00	$1.16	$0.42	$(0.28)	$(0.51)
Diluted income (loss) per common share:
Before cumulative effect of a change in accounting principle	$1.10	$1.23	$0.39	$(0.28)	$(0.45)
After cumulative effect of a change in accounting principle	$0.99	$1.15	$0.41	$(0.28)	$(0.51)
Dividends declared per common share	$0.30	$0.17	$0.12	$0.12	$0.12
At December 31,
Total assets	$12,770.7	$10,698.2	$10,147.4	$4,141.7	$4,024.2
Long-term debt, including current portion	$1,596.7	$1,077.5	$1,816.6	$1,426.9	$1,354.8
Stockholders’ equity	$7,937.7	$7,384.9	$5,419.2	$1,499.8	$1,540.7

(1)	Effective January 1, 2004, the Company fully consolidated Batu Hijau in its Consolidated Financial Statements.
(2)	Net income (loss) includes the cumulative effect of a change in accounting principle related to a net expense for the consolidation of Batu Hijau of $47.1 million ($0.11 per share) net of tax in 2004; a net expense for reclamation and remediation of $34.5 million ($0.08 per share), net of tax, in 2003; a net gain for depreciation of property, plant and mine development of $7.7 million ($0.02 per share), net of tax, in 2002; and a net expense for revenue recognition of $12.6 million ($0.06 per share), net of tax, in 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “CHF” to Swiss currency, “NZD$” to New Zealand currency, “IDR” to Indonesian currency and “U.S.$” or “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three years ended December 31, 2004, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2005;

•	“Accounting Changes,” which provides a discussion of recent changes to our accounting policies that have affected our consolidated results and financial position;

•

“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and because they require difficult, subjective or complex judgments by our management;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the last three years;

•	“Results of Operations,” which sets forth an analysis of the operating results for the last three years of Newmont’s gold and copper operations, the Merchant Banking Segment and the Exploration Segment;

•	“Recent Accounting Pronouncements,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results; and

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Overview

Newmont is the world’s largest gold producer and is the only gold company included in the S&P 500 Index. We are also engaged in the exploration for and acquisition of gold properties. We have operations in the United States, Australia, Peru, Indonesia, Canada, Uzbekistan, Bolivia, New Zealand and Mexico. We have an advanced development project in Ghana, which is expected to become our next core operating district. During the last several years we have expanded our global footprint through our exploration efforts and through the acquisition of operating and development assets. We believe that Newmont is positioned to remain a gold industry leader capable of achieving further profitable growth as we discover, acquire and develop new projects.

We face key risks associated with our business. One of the most significant risks is fluctuation in the prices of gold and copper, which are affected by numerous factors beyond our control. Other challenges we face are production cost increases and social and environmental issues. Operating costs at our operations are subject to variation from one year to the next due to a number of factors, such as changing ore grades, metallurgy and revisions to mine plans in response to the physical shape and location of the ore bodies. At foreign locations, such costs are also influenced by currency fluctuations that may affect our U.S. dollar operating costs. In addition, we must continually replace reserves depleted by production. Depleted reserves must be replaced by expanding known ore bodies, by acquisition or by locating new deposits in order to maintain production levels over the long term.

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Years Ended December 31,
	2004	2003	2002
Net income applicable to common shares (in millions)	$443.3	$475.7	$154.3
Net income per share, basic	$1.00	$1.16	$0.42
Revenues (in millions)	$4,524.2	$3,157.8	$2,622.2
Equity gold sales (in thousands of ounces)	6,988.4	7,383.6	7,631.7
Equity copper sales (in millions of pounds)	422.3	417.7	407.0
Average gold price received ($/ounce)	$412	$366	$313
Total cash costs ($/ounce)(1)	$231	$203	$189
Total production costs ($/ounce)(1)	$295	$266	$250

(1)	Total cash costs and total production costs are non-GAAP measures of performance that we use to determine the cash generating capacities of our mining operations and to monitor the performance of our mining operations. For a reconciliation of Costs applicable to sales to total cash costs and total production costs per ounce (unaudited), see Item 2, Properties, above.

Consolidated Financial Performance

Increased revenues in 2004 from 2003 primarily resulted from the consolidation of Batu Hijau and higher gold and copper prices, offset by lower gold sales. Increased revenues in 2003 from 2002 resulted from higher gold prices. Our equity gold sales decreased to 7.0 million equity ounces in 2004 from 7.4 million equity ounces in 2003 primarily due to lower production in Nevada due to lower average grades and at Ovacik due to the suspension of operations in August 2004 (see Results of Operations below). Our equity gold sales in 2003 were slightly lower than the 7.6 million ounces in 2002 because of the Company’s divestiture of non-core investments and operations.

During 2004 and 2003, the weakening U.S. dollar and other factors helped strengthen gold prices and as a result, our average realized price per ounce increased from $313 in 2002 to $366 in 2003 and to $412 in 2004. The average realized gold price increases over the last few years were partially offset by higher production costs and lower equity gold ounces sold. During the past three years, Newmont has seen significant increases in the costs of fuel, power and other bulk consumables. In addition, our production costs were affected by increases in foreign currency exchange rates in relation to the U.S. dollar. While a weaker U.S. dollar generally benefits the gold price, which is quoted in U.S. dollars, it also results in higher costs quoted in U.S. dollars at certain of our foreign operations. We experienced appreciation of 13% between 2004 and 2003 and 17% between 2003 and 2002 in the average Australian dollar/U.S. dollar exchange rate. Equity gold ounces sold have decreased due to lower grade ores and the sale of non-core mines.

In addition, our financial and operating results for the year ended December 31, 2004 were impacted by the following:

•	Consolidation of Batu Hijau as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) as of January 1, 2004 (see Accounting Changes below);

•	Write-down of goodwill at the Pajingo reporting unit (Australia/New Zealand segment) ($51.8 million);

•	Significantly higher amounts spent on exploration, research and development;

•	Income tax expense of $275.9 million in 2004 compared to $207.0 million in 2003; and

•	Write-down of available-for-sale marketable equity securities of Kinross ($38.5 million).

Liquidity

The Company’s financial position at December 31, 2004 and 2003 was as follows:

	At December 31,
	2004	2003
	(in millions)
Total debt	$1,596.7	$1,077.5
Total stockholders’ equity	$7,937.7	$7,384.9
Cash and cash equivalents	$782.7	$1,131.1

During 2004, our debt and liquidity positions were affected by the following:

•	Total debt increased $848.6 million and cash and cash equivalents increased $82.2 million effective January 1, 2004 as a result of the consolidation of Batu Hijau (see Accounting Changes below);

•	Net debt repayments of $197.8 million;

•	Net investment of $601.5 million in marketable debt securities;

•	Investment of $224.2 million in marketable equity securities;

•	Capital expenditures of $718.0 million;

•	Dividends paid to common shareholders of $133.3 million; and

•	Dividends paid to minority interests of $236.9 million.

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to the following:

•	Fluctuations in gold prices and, to a lesser extent, copper prices;

•	Given the progress made on development projects, production is anticipated to range between 6.5 million and 7.0 million equity ounces per year through 2007. We anticipate that our Ahafo advanced development project in Ghana, West Africa, will generate steady-state annual gold sales of approximately 500,000 ounces commencing in 2006, with higher production in the initial years. We expect to make an investment decision on the Akyem project, also in Ghana, by mid 2005. In Nevada, at the Leeville underground project ore production is expected to begin in late 2005 with annual gold production of approximately 450,000 to 500,000 ounces, while annual production from the Phoenix project, anticipated to begin operating in 2006, is expected to be between 370,000 to 420,000 ounces of gold and 16 to 40 million pounds of copper;

•	Changes in foreign currency exchange rates in relation to the U.S. dollar will continue to affect our future profitability and cash flow. Fluctuations in local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins, total cash costs per ounce and capital costs to the extent costs are paid in local currency at foreign operations. Historically, such fluctuations have not had a material impact on the Company’s revenue since gold is sold throughout the world principally in U.S. dollars. The Company’s total cash costs are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations in the Company’s consolidated financial statements. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future;

•	Capital expenditures in 2004 were $718.0 million. We expect to increase capital expenditures in 2005 to between $1.0 billion and $1.3 billion, including costs related to the Ahafo project in Ghana, the Leeville and Phoenix projects in Nevada, the power plant project in Nevada and mine equipment, leach pad expansions and processing facilities at Yanacocha; and

•	We expect 2005 exploration, research and development expenditures will total between $170 million and $200 million.

Accounting Changes

Consolidation of Batu Hijau

In December 2003, the FASB issued FIN 46R, which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 31, 2003. Application for all other types of entities was required in financial statements for periods ending after March 15, 2004.

Newmont identified the Nusa Tenggara Partnership (“NTP”) and P.T. Newmont Nusa Tenggara (“PTNNT”) (collectively, “Batu Hijau”) as VIEs because of certain capital structures and contractual relationships (primarily the sharing of the expected residual returns with a party that did not have an equity investment at risk that is considered significant to the total expected residual returns, as well as indications of insufficient equity). Newmont also determined that it is the primary beneficiary of Batu Hijau. Therefore, as of January 1, 2004, the Company has fully consolidated Batu Hijau in its Consolidated Financial Statements. For periods prior to 2004, the investment in Batu Hijau was accounted for using the equity method of accounting.

Upon consolidation of Batu Hijau, effective January 1, 2004, certain adjustments were recorded to the opening balance sheet of PTNNT to conform to Newmont’s accounting policies. These adjustments were recorded to change from units-of-production depreciation of processing plant and mining facilities to straight-line depreciation of such facilities and to change from allocating costs to stockpile inventories based on mining costs per ton to allocating costs based on recoverable pounds of copper equivalent contained in the various categories of stockpiles. The impact of these adjustments were charges of $15.1 million and $32.0 million, respectively, which have been recorded in Cumulative effect of a change in accounting principle, net of tax in the 2004 Consolidated Statement of Income, net of income tax expense and minority interest. The consolidation had a significant impact on the Consolidated Financial Statements.

Mineral Interests

On April 30, 2004, a FASB Staff Position (“FSP”) was issued amending Statement of Financial Accounting Standards (“SFAS”) No. 141 and No. 142 to provide that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. The FSP was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As a result, Newmont reclassified all of its mineral, royalty and oil and gas interests, with a carrying value of $1,273.0 million, from mineral interests and other intangible assets to Property, plant and mine development, net in its balance sheets and ceased amortization of exploration stage mineral interests effective April 1, 2004. The aggregate amortization expense related to mineral, royalty and oil and gas interests was $110.5 million and $150.1 million for the years ended December 31, 2003 and 2002, respectively.

Reclamation and Remediation (Asset Retirement Obligations)

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. Newmont adopted SFAS No. 143 as required and as a result, on January 1, 2003, Reclamation and remediation liabilities increased by $120.7 million for the fair value of the estimated asset retirement obligations, Other current liabilities increased by $2.3 million, Deferred income tax assets increased by $11.2 million, Property, plant and mine development, net increased by $69.1 million, Minority interest in subsidiaries decreased by $16.2 million, Investments decreased by $8.0 million and a $34.5 million loss was recorded for the Cumulative effect of a change in accounting principle, net of tax. In 2002, the pro forma effect would have increased net income by $0.2 million ($0.00 per share) had the accounting change been in effect during the period.

Depreciation, Depletion and Amortization

Newmont changed its accounting policy effective January, 1, 2002, with respect to Depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. In addition, the Company revised its policy such that costs incurred to access specific ore blocks are depreciated, depleted, or amortized over the reserves associated with the specific ore area. The cumulative effect of this change in accounting principle through December 31, 2001 increased net income in 2002 by $7.7 million, net of tax of $4.1 million, and increased net income per share by $0.02.

Critical Accounting Policies

Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Carrying Value of Goodwill

At December 31, 2004 and 2003, the carrying value of the Company’s goodwill was approximately $3.0 billion. Such goodwill was assigned to the Company’s Merchant Banking (approximately $1.6 billion) and Exploration (approximately $1.1 billion) Segments and to various mine site reporting units (approximately $300 million in the aggregate). This goodwill primarily arose in connection with the Company’s February 15, 2002 acquisitions of Normandy and Franco-Nevada, and it represents the excess of the aggregate purchase price over the fair value of the identifiable net assets of Normandy and Franco-Nevada. The Company’s approach to allocating goodwill was to identify those reporting units of the Company that the Company believed had contributed to such excess purchase price. The Company then performed valuations to measure the incremental increases in the fair values of such reporting units that were attributable to the acquisitions, and that were not already captured in the fair values assigned to such units’ identifiable net assets. In the case of the Merchant Banking and Exploration Segments, these valuations were based on each reporting unit’s potential for future growth, and in the case of the mine site reporting units, the valuation was based on the synergies that were expected to be realized by each mine site reporting unit.

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the fair values of its reporting units to their carrying amounts. If the carrying value of a reporting unit were to exceed its fair value at the time of the evaluation, the Company would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall would be charged to income. Assumptions underlying fair value estimates are subject to risks and uncertainties. Newmont performed its annual impairment tests of goodwill during the fourth quarter of 2004 and determined that goodwill at one reporting unit, Pajingo, was impaired at December 31, 2004, as discussed below. To the extent the assumptions used in the Company’s valuation models laid out below for such impairment tests are not achieved in the future, it is reasonably possible that the Company will record charges for impairment of goodwill in future periods. The specific application of the Company’s goodwill impairment policy with respect to the Merchant Banking Segment, Exploration Segment and mine site reporting units is separately discussed below.

Merchant Banking Segment Goodwill

Newmont’s Merchant Banking Segment is comprised of an Equity Portfolio sub-segment, focused on managing the Company’s portfolio of equity securities, a Royalty Portfolio sub-segment, a Value Realization sub-segment, providing in-house investment banking and advisory services to the Company, and a Downstream Gold Refining sub-segment. The Merchant Banking Segment did not exist prior to the acquisitions of Normandy and Franco-Nevada in February 2002.

At December 31, 2004, the $1.6 billion carrying value of the Merchant Banking Segment goodwill represented approximately 65% of the carrying value of the total assets of the Merchant Banking Segment. Based on a December 31, 2004 valuation of the Merchant Banking Segment, the Company concluded that the fair value of the Merchant Banking Segment was significantly in excess of its carrying value at December 31, 2004. The December 31, 2004 discounted cash flow analysis for the Equity Portfolio sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) pre-tax returns on investment ranging from 35% starting in 2005 and gradually declining to 15% in 2012 through 2014; (iv) an initial equity portfolio investment of approximately $0.5 billion; (v) capital infusions of $50 million annually for the next three years; and (vi) a terminal value of approximately $2.2 billion. The December 31, 2004 discounted cash flow analysis for the Royalty Portfolio sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) an annual growth rate of 5% in the royalty portfolio; and (iv) a pre-tax rate of return on investment of 13%. The December 31, 2004 discounted cash flow analysis for the Value Realization sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax advisory fee of 5% on approximately $500 million of transactions and value-added activities in 2005, with the dollar amount of such transactions and activities increasing by 5% annually thereafter. The December 31, 2004 discounted cash flow analysis for the Downstream Gold Refining sub-segment of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax annual return on investments of $4.2 million. The December 31, 2004 discounted cash flow analysis assumed a combined terminal value for the royalty portfolio, portfolio management and downstream gold refining sub-segments of approximately $0.7 billion.

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

A high degree of judgment is involved in determining the assumptions and estimates that are used to determine the fair value of the Merchant Banking Segment. Accordingly, no assurance can be given that actual results will not differ significantly from the corresponding assumptions and estimates. If a triggering event were to occur that could reasonably be expected to result in an impairment of the carrying value of the Merchant Banking Segment, the Company would be required to test the goodwill assigned to the Merchant Banking Segment as of the end of the reporting period in which any such event occurred. The Company believes that triggering events with respect to the Merchant Banking Segment could include, but are not limited to: (i) the Company’s partial or complete withdrawal of financial support for the Merchant Banking Segment; (ii) a significant reduction in management’s long-term expectation of the price of gold, given the adverse effect such a development could have on the fair values of the Merchant Banking Segment’s investment and royalty interest portfolios and the Merchant Banking Segment’s prospects for future growth; (iii) the divestiture of a significant portion of the Merchant Banking Segment’s investment portfolio together with management’s determination not to fund the replenishment of such portfolio for the foreseeable future; and (iv) any other event that might adversely affect the ability of the Merchant Banking Segment to consummate transactions that create value for the Company. The Company currently has no plans to withdraw financial support for the Merchant Banking Segment. For a discussion of the results of operations of the Merchant Banking Segment, see Results of Operations, Merchant Banking Segment, below.

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

At December 31, 2004, the $1.1 billion carrying value of the Exploration Segment goodwill represented approximately 98% of the carrying value of the total assets of the Exploration Segment. Based on a December 31, 2004 valuation of the Exploration Segment, the Company concluded that the fair value of the Exploration Segment was significantly in excess of its carrying value at December 31, 2004. Based on the review of historical additions to proven and probable reserves and on management’s expectation of the growth rate and levels of reserve additions that could be expected to continue in the future, the discounted cash flow model developed to value the Exploration Segment at December 31, 2004 assumed that (i) the Exploration Segment would be responsible for 11.0 million ounces of additions to proven and probable reserves in 2005; (ii) such additions would increase by 5% annually; and (iii) approximately 9.1%, 8.7%, 8.3% and 7.9% of additions in years 2005, 2006, 2007 and 2008, respectively, would represent ounces that had previously been valued in the Normandy purchase accounting. In addition, the discounted cash flow model for the Exploration Segment assumed, among other matters: (i) a 16-year time horizon, including a seven-year time lapse between additions to proven and probable reserves and the initiation of production and a five-year production period; (ii) discount rate of 8%; (iii) a terminal value of approximately $5.8 billion; (iv) an average gold price of $375 per ounce during the time horizon; (v) total cash costs per ounce of $230; and (vi) capital costs of $50 per ounce. The Company believes that any model used to value the Exploration Segment will need to take into account the relatively long time horizon required to evaluate the activities of the Exploration Segment. As such, in the absence of any mitigating valuation factors, or triggering events which are described below, the Company believes that a sustained period of approximately three years in which additions to proven and probable reserves, or the values associated therewith, fall short of those levels that reasonably could be expected to support the carrying value of the Exploration Segment would likely result in a reduction of the value assigned to the Exploration Segment’s growth potential and, accordingly, in an impairment of the Exploration Segment goodwill. The Company believes that triggering events with respect to the Exploration Segment could include, but are not limited to: (i) the Company’s partial or complete withdrawal of financial support for the Exploration Segment; (ii) a significant decrease in the Company’s long-term expectation of the price of gold; and (iii) a significant increase in long-term capital and operating cost estimates. The Company currently has no plans to withdraw financial support for the Exploration Segment. For a discussion of the results of operations of the Exploration Segment, see Results of Operations, Exploration Segment, below.

The assignment of goodwill to mine site reporting units was based on synergies that were expected to be achieved at each operation. Such synergies are expected to be incorporated into the Company’s operations and business plans over time. The amount of goodwill assigned to each segment or reporting unit was based on discounted cash flow analyses that assumed risk-adjusted discount rates over the remaining lives of the applicable mining operations. The Company believes that triggering events with respect to the goodwill assigned to mine site reporting units could include, but are not limited to: (i) a significant decrease in the Company’s long-term gold price assumption; (ii) a decrease in reserves; and (iii) any event that might otherwise adversely affect mine site production levels or costs. The Company performed its annual impairment test of mine site goodwill as of December 31, 2004 and determined that, except in the case of its Pajingo reporting unit (Australia/New

Zealand Segment) the fair value of each mine site reporting unit was in excess of the relevant carrying value at December 31, 2004. At Pajingo, the Company determined there was an impairment as of December 31, 2004 as a result of increased future operating costs and lower grade ore. For more information on the discounted cash flows used to value mine site reporting units, see Carrying Value of Long-Lived Assets, below.

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

The expected useful lives used in depreciation, depletion and amortization calculations are determined based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for purpose of depreciation, depletion and amortization calculations.

Carrying Value of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed life-of-mine engineering plans. The significant assumptions in determining the future discounted cash flows for each mine site reporting unit at December 31, 2004, apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $375 per ounce and Australian and Canadian dollar exchange rates of $1.43 and $1.30, respectively per U.S.$1.00. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained from proven and probable reserves and all related exploration stage mineral interests, except for other mine-related exploration potential and greenfields exploration potential discussed separately below, after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. With the exception of other mine-related exploration potential and greenfields exploration potential, all assets at a particular operation are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and greenfields exploration potential, cash flows and fair values are individually evaluated based primarily on recent exploration results and recent transactions involving sales of similar properties.

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

During the years ended December 31, 2004, 2003 and 2002, write-downs of long-lived assets were $39.3 million, $35.3 million and $3.7 million, respectively. See Consolidated Financial Results below for further discussion. Material changes to any of these factors or assumptions discussed above could result in future impairment charges.

Deferred Stripping Costs

In general, mining costs are allocated to production costs, stockpiles, ore on leach pads and inventories, and are charged to Costs applicable to sales when gold or copper is sold. However, at certain open pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold or pound of copper with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there might be greater volatility in the Company’s period-to-period results of operations.

The Emerging Issues Task Force (“EITF”) is discussing the accounting for deferred stripping costs but has not yet reached a consensus. The EITF considered the recommendation that stripping costs incurred during production are a mine development cost that should be capitalized as an investment in the mine and attributed to the proven and probable reserves benefited in a systematic and rational manner. However, the EITF directed the FASB staff to develop additional guidance about what constitutes a systematic and rational manner of attributing the capitalized costs to proven and probable reserves benefited. The Company cannot predict whether the deliberations of the EITF will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from the Company’s current practices.

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

Reclamation and Remediation Obligations (Asset Retirement Obligations)

The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2003, when the Company recorded the estimated present value of reclamation liabilities and increased the carrying amount of the related asset, which resulted in a charge to cumulative effect of a change in accounting principle, net of $34.5 million. See Note 3 to the Consolidated Financial Statements. The reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves.

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

Deferred Tax Assets

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.

Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in each jurisdiction. Refer above under Carrying Value of Long-Lived Assets for a discussion of the factors that could cause future cash flows to differ from estimates. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize deferred tax assets recorded at the balance date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which the Company operates could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets recorded at the reporting date.

Consolidated Financial Results

Sales—gold were $3.7 billion, $3.1 billion and $2.6 billion for the years ended December 31, 2004, 2003 and 2002, respectively. The period-to-period changes were primarily due to an increase in the average realized gold price and in 2004, the consolidation of Batu Hijau. The following analysis demonstrates the increase in consolidated gold revenue year over year:

	Years Ended December 31,
	2004	2003	2002
Consolidated gold sales (in millions)	$3,653.6	$3,082.9	$2,566.9
Consolidated gold ounces sold (in thousands)	8,915.6	8,455.9	8,217.9
Average realized price per ounce of gold	$412	$366	$313

Increase (decrease) in consolidated gold sales due to (in millions):

		2004 vs. 2003	2003 vs. 2002
Changes in ounces sold:
Consolidation of Batu Hijau		$287.7	$ N/A
Other		(97.1)	75.8
Change in average realized gold price		380.1	440.2

		$570.7	$516.0

Sales—base metals, net totaled $870.6 million for the year ended December 31, 2004, and included $785.9 million from copper sales at Batu Hijau and $55.3 million from copper sales and $29.4 million from zinc sales at Golden Grove in Australia, all net of smelting and refining charges. Sales—base metals, net totaled $74.9 million for the year ended December 31, 2003, which included $53.0 million and $21.9 million from copper and zinc sales at Golden Grove, respectively, net of smelting and refining charges. Sales—base metals, net totaled $55.3 million for the year ended December 31, 2002, and included $27.6 million from copper sales and $23.3 million from zinc sales at Golden Grove in Australia, all net of smelting and refining charges, and $4.4 million from cobalt sales. The cobalt operation was sold in 2002. The following analysis reflects the increase in consolidated copper revenue year over year:

	Years Ended December 31,
	2004	2003	2002
Consolidated copper sales (in millions)	$841.2	$53.0	$27.6
Consolidated copper pounds sold (in millions)	726.7	74.3	44.8
Average realized price per pound of copper	$1.33	$0.86	$0.79

Increase (decrease) in consolidated copper sales is due to (in millions):

		2004 vs. 2003	2003 vs. 2002
Changes in pounds sold:
Consolidation of Batu Hijau		$785.9	$ N/A
Other		(19.6)	20.2
Change in average realized copper price		21.9	5.2

		$788.2	$25.4

Total Costs applicable to sales were $2.3 billion, $1.7 billion and $1.6 billion for the years ended December 31, 2004, 2003 and 2002, respectively, as detailed in the table below. The increase from 2003 to 2004 resulted primarily from the consolidation of Batu Hijau and increased costs in Nevada and Australia/New Zealand. Costs applicable to sales—gold, which includes total cash costs, accretion of reclamation and remediation liabilities related to consolidated gold production and write-downs of stockpiles, ore on leach pads and inventories increased to $1.9 billion in 2004 from $1.7 billion in 2003 and $1.6 billion in 2002. Costs applicable to sales—base metals were $367.4 million, $44.3 million and $36.0 million in the years ended December 31, 2004, 2003 and 2002, respectively. The increase from 2003 to 2004 resulted primarily from the consolidation of Batu Hijau. For a complete discussion regarding variations in operations, see Results of Operations below.

The following is a summary of Costs applicable to sales by operation:

	Years Ended December 31,
	2004	2003	2002
	(in millions)
North America:
Nevada, USA	$716.3	$597.8	$657.1
Golden Giant, Canada	47.6	53.4	57.1
Holloway, Canada	24.7	20.8	20.4
Mesquite, California	—	9.3	10.1
La Herradura, Mexico	10.1	11.1	11.5

	798.7	692.4	756.2

South America:
Yanacocha, Peru	432.6	362.5	302.0
Kori Kollo, Bolivia	9.8	35.6	46.6

	442.4	398.1	348.6

Australia/New Zealand:
Pajingo, Australia	59.4	42.9	30.5
Yandal, Australia	105.9	158.7	136.4
Tanami, Australia	194.2	148.9	111.5
Kalgoorlie, Australia	140.9	108.4	85.0
Martha, New Zealand	28.1	24.9	19.6
Golden Grove, Australia	61.8	43.5	27.7

	590.3	527.3	410.7

Indonesia:
Batu Hijau	395.9	—	—
Minahasa	19.8	26.3	41.2

	415.7	26.3	41.2

Central Asia:
Zarafshan, Uzbekistan	32.4	32.9	34.0
Ovacik, Turkey	22.9	22.3	17.5

	55.3	55.2	51.5

Africa	—	—	7.8

Other:
Merchant Banking	0.8	0.8	0.5
Corporate and Other	—	0.2	(0.1)

	0.8	1.0	0.4

	$2,303.2	$1,700.3	$1,616.4

Deferred stripping.    In general, mining costs are allocated to production costs, stockpiles, ore on leach pads and inventories, and are charged to Costs applicable to sales when gold or copper is sold. However, at certain open pit mines that have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grade and waste-to-ore rations; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there might be greater volatility in the Company’s period-to-period results of operations. Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows:

	Nevada(4)			La Herradura(5)
	2004	2003	2002	2004	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	126.5	125.0	125.1	149.1	146.4	141.3
– Average ore grade(2)	0.051	0.049	0.073	0.034	0.030	0.031
Actuals for Year
– Stripping ratio(1)	154.3	124.9	72.2	156.1	157.4	158.5
– Average ore grade(2)	0.059	0.075	0.081	0.026	0.026	0.026
Remaining Mine Life (years)(3)	10	9	10	4	5	6

	Tanami(6)			Kalgoorlie(7)
	2004	2003	2002	2004	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	82.3	48.8	68.2	110.9	114.8	111.5
– Average ore grade(2)	0.160	0.160	0.113	0.061	0.065	0.065
Actuals for Year
– Stripping ratio(1)	52.3	63.5	86.4	102.9	112.2	131.0
– Average ore grade(2)	0.130	0.108	0.107	0.063	0.063	0.054
Remaining Mine Life (years)(3)	1	1	2	13	13	14

	Martha(8)			Ovacik(9)
	2004	2003	2002	2004	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	26.1	32.1	31.7	41.6	34.9	28.9
– Average ore grade(2)	0.107	0.103	0.093	0.385	0.356	0.362
Actuals for Year
– Stripping ratio(1)	31.7	29.5	36.6	57.0	40.4	32.1
– Average ore grade(2)	0.091	0.089	0.100	0.298	0.374	0.358
Remaining Mine Life (years)(3)	3	3	4	2	2	3

	Batu Hijau(10)
	2004	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	0.22	N/A	N/A
– Average ore grade(2)	4.63	N/A	N/A
Actuals for Year
– Stripping ratio(1)	0.16	N/A	N/A
– Average ore grade(2)	6.22	N/A	N/A
Remaining Mine Life (years)(3)	14	N/A	N/A

(1)	Total tons to be mined in future divided by total ounces of gold or total pounds of copper equivalent to be recovered in future, based on proven and probable reserves. Pounds of copper equivalent equate to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.
(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.
(3)	Remaining mine life (years) is as of January 1st of the year being presented and is based on the then current life-of-mine plan.
(4)	The actual stripping ratio increased in 2004 from 2003 and is greater than life-of-mine due to increased waste removal from Section 30 at Twin Creeks. The actual grade decreased in 2004 as lower grade ore zones are being mined at Twin Creeks and Carlin.
(5)	La Herradura is included in the Company’s Other North America reportable segment.
(6)	The life-of-mine stripping ratio increased during 2004 from 2003 due to changes in mine plans as production winds down. The actual stripping ratio decreased during 2004 from 2003 due to the completion of several low-grade remnant pits. The one-year mine life is for open pit only. Underground mine life is six years. Tanami is included in the Company’s Australia/New Zealand reportable segment.
(7)	The actual stripping ratio decreased in 2004 due to fewer waste tons being moved. Kalgoorlie is included in the Company’s Australia/New Zealand reportable segment.
(8)	The actual life-of mine stripping ratio decreased in 2004 due to a positive grade reconciliation in 2003. Martha is included in the Company’s Australia/New Zealand reportable segment.
(9)	The life-of-mine stripping ratio increased in 2004 due to a change in mining method for certain reserves from underground to open pit. The actual stripping ratio increased significantly from 2003 due to accelerated waste removal required to maintain higher mill throughput. The life-of-mine grade increased as higher grade material will be mined due to change from underground to open pit. The actual grade decreased as lower grade areas are still being mined. Ovacik is included in the Company’s Central Asia reportable segment.
(10)	The actual stripping ratio is significantly lower than the life-of-mine stripping ratio as a direct result of mining higher ore grade in 2004 than the life-of-mine average.

Depreciation, depletion and amortization    (DD&A) was $696.5 million, $564.5 million and $505.6 million in 2004, 2003 and 2002, respectively. The increase in 2004 primarily resulted from the consolidation of Batu Hijau and significant capital expenditures in recent years at Yanacocha. The increase in 2003 was attributable to a decrease in the estimated useful lives of certain assets (primarily in Nevada) and an increase in the depreciable base. DD&A expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease. For a complete discussion, see Results of Operations, below. Newmont expects DD&A to be approximately $700 million to $730 million in 2005.

The following is a summary of Depreciation, depletion and amortization by operation:

	Years Ended December 31,
	2004	2003	2002
	(in millions)
North America:
Nevada, USA	$126.8	$137.7	$118.2
Golden Giant, Canada	11.4	22.0	20.5
Holloway, Canada	7.0	5.3	6.7
Mesquite, California	—	3.9	6.3
La Herradura, Mexico	5.0	3.4	3.1

	150.2	172.3	154.8

South America:
Yanacocha, Peru	198.0	160.4	121.5
Kori Kollo, Bolivia	2.3	6.8	13.8

	200.3	167.2	135.3

Australia/New Zealand:
Pajingo, Australia	31.4	29.2	20.6
Yandal, Australia	26.8	35.8	43.5
Tanami, Australia	37.9	36.0	33.7
Kalgoorlie, Australia	16.2	9.8	9.0
Martha, New Zealand	13.8	11.5	13.9
Golden Grove, Australia	28.2	29.1	22.9
Other, Australia	4.2	5.3	3.4

	158.5	156.7	147.0

Indonesia:
Batu Hijau	117.5	—	—
Minahasa	2.4	7.6	9.5
Martabe	0.2	0.8	0.7

	120.1	8.4	10.2

Central Asia:
Zarafshan, Uzbekistan	10.3	10.1	10.3
Ovacik, Turkey	18.6	13.9	11.5
Other	0.1	0.1	0.1

	29.0	24.1	21.9

Africa	0.8	1.7	—

Other:
Merchant Banking	24.3	26.5	22.6
Corporate and Other	13.3	7.6	13.8

	37.6	34.1	36.4

	$696.5	$564.5	$505.6

Exploration, research and development was $192.4 million, $115.2 million and $88.9 million during 2004, 2003 and 2002, respectively. The period-to-period increases reflect increased exploration and related activity in response to higher prevailing gold and copper prices and increased spending on advanced projects, feasibility studies and exploration drilling at Martabe, Akyem, Minas Conga and Ahafo. Newmont expects Exploration, research and development expenses to be approximately $170 million to $200 million in 2005.

General and administrative was $115.8 million, $130.3 million and $115.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in 2004 from 2003 resulted from an increase in the allocation of costs incurred by corporate to the individual operations in 2004, partially offset by an increase in consulting fees and costs associated with the Sarbanes-Oxley Act of 2002. The increase in 2003 from 2002 was attributable to increased pension and other employee benefit-related expenses and increased compliance and corporate governance costs. General and administrative expense as a percentage of revenues was 2.5% in 2004, compared to 4.1% in 2003 and 4.3% in 2002. Newmont expects General and administrative expenses to be approximately $115 million to $125 million in 2005.

Write-down of goodwill of $51.8 million for the year ended December 31, 2004 was related to the Pajingo operation in Australia as a result of anticipated increased future operating costs and lower grade ore.

Write-down of long-lived assets totaled $39.3 million, $35.3 million and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 write-down included $16.3 million related to the Ovacik mine in Turkey. In August 2004, the Ovacik mine temporarily suspended operations as a result of a court decision ordering the suspension of operating permits pending completion of certain additional permitting requirements and the submission of an updated environmental impact assessment. On March 1, 2005, the Ovacik mine was sold to a subsidiary of Koza Davetiye, a Turkish conglomerate. The remainder of the write-down for 2004 was primarily related to exploration tenements in Australia, reevaluation of future production and operating costs at Pajingo, and processing facilities at Yanacocha. The 2003 write-down primarily related to a $28.4 million impairment charge at Golden Giant and the mobile fleet at Yanacocha. The impairment charge at Golden Giant resulted from a reevaluation of the life-of-mine plan that eliminated marginal stopes and reflected higher projected life-of-mine operating costs due to a stronger Canadian dollar and higher power and labor costs, which led to reduced proven and probable reserves and increased life-of-mine operating costs. The 2002 write-down related to an impairment charge for exploration stage mineral interests and fixed assets at Kori Kollo.

For a discussion of the Company’s policy for assessing the carrying value of its goodwill and long-lived assets for impairment, see Critical Accounting Policies, above.

Other expenses in 2004, 2003 and 2002 were $34.4 million, $49.5 million and $29.4 million, respectively. The 2004 expense related to the closure of Minahasa, care and maintenance charges at Ovacik, engineering and permitting expenses for the power plant in Nevada and other miscellaneous expenses. The 2003 expense included additions to reclamation and remediation liabilities related to depleted ore bodies, an accrual for certain environmental obligations, costs associated with the finalization of a de-watering agreement in Nevada, severance costs at the Kori Kollo project in Bolivia, and costs related to compliance and governance implementation activities. The 2002 expenses primarily included integration costs relating to the acquisitions of Normandy and Franco-Nevada and costs associated with employee severance benefits.

Loss on investments, net was $39.0 million in 2004 and was primarily attributable to the impairment of our investment in Kinross for an other-than-temporary decline in market value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Gain on investments, net was $83.2 million and $47.1 million for years ended December 31, 2003 and 2002, respectively. The 2003 gain was primarily related to the exchange of Echo Bay shares for Kinross shares. The 2002 gain was primarily related to Newmont’s sale of its investment in Lihir Gold Limited.

Gain (loss) on derivative instruments, net, representing non-cash, mark-to-market gains and losses recognized on ineffective and partially ineffective derivative instruments, was $2.4 million, $22.9 million and $(39.8) million for the years ended December 31, 2004, 2003 and 2002, respectively. 2004 involved a $0.7 million loss due to the ineffectiveness of gold put option cash flow hedges caused by rising gold prices and a $3.1 million gain due to undesignated interest rate swap contracts and the ineffectiveness of interest rate swap fair value hedges on Newmont bonds. The 2003 gain primarily related to the acquired Normandy gold hedge books and resulted predominantly from a strengthening of the Australian dollar, partially offset by an increase in the U.S. dollar gold price. The loss in 2002 primarily related to the acquired Normandy gold hedge books and resulted from the increase in the U.S. dollar gold price, partially offset by the appreciation of the Australian dollar. The Company substantially eliminated the acquired Normandy hedge books as of December 31, 2003.

Gain on extinguishment of NYOL liabilities, net was $220.5 million for the year ended December 31, 2003. In 2003, Newmont acquired all of NYOL’s outstanding 8 7/8% Senior Notes due 2008 and all of NYOL’s gold hedge contracts from the relevant counterparties.

Loss on extinguishment of debt was $0.2 million and $33.8 million for years ended December 31, 2004 and 2003, respectively. During 2003, Newmont repurchased $148.0 million of its 8 3/8% debentures, $52.3 million of its 8 5/8% debentures, $80.5 million of Newmont Australia 7 1/2% guaranteed notes, $30.9 million of Newmont Australia 7 5/8% guaranteed notes and 100% of its 6% convertible subordinated debentures for total cash consideration of $445.6 million. See Liquidity and Capital Resources, Financing Activities.

Royalty and dividend income totaled $65.8 million, $56.3 million and $35.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase from period-to-period was primarily attributable to higher gold and oil and gas prices. 2004 income also increased as a result of distributions received from the Company’s approximate 6.6% interest in Canadian Oil Sands Trust, which was acquired during the second and third quarters of 2004.

Interest income, foreign currency exchange and other income was $76.9 million, $102.2 million and $39.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Interest income	$23,366	$10,538	$14,139
Foreign currency exchange gain, net	9,213	96,971	14,020
Gain on sale of mining and exploration properties	28,004	15,394	6,112
Gain (loss) on QMC debt guarantee	10,616	(30,000)	—
Other	5,749	9,279	5,614

	$76,948	$102,182	$39,885

The increase in interest income in 2004 from 2003 resulted from higher cash balances held in short-term investments.

As of December 31, 2003, the Company converted CDN$499 million of intercompany loans with a subsidiary whose functional currency is the Canadian dollar, to long-term notes, as the Company does not intend to settle these loans in the foreseeable future. As a result, the Company no longer records foreign currency gains and losses in earnings with respect to the converted long-term notes. The year ended December 31, 2003 foreign currency exchange gain included: (i) exchange gains, net of $58.9 million on the Canadian dollar-denominated intercompany loans reflecting a strengthening of the Canadian dollar during the period; (ii) a $27.4 million mark-to-market gain on ineffective foreign currency swaps; (iii) a $19.2 million foreign currency gain on the translation of Newmont Australia Limited’s financial statements to U.S. dollars; and (iv) other foreign currency losses of $8.5 million.

The 2004 gain on sale of mining and exploration properties primarily resulted from the sale of Perama, Midwest Uranium and Bronzewing. The 2003 gain resulted from the sale of Mesquite and Wiluna.

Newmont was the guarantor of an A$71.0 million (approximately $53.2 million) amortizing loan facility of QMC Finance Pty Ltd. (“QMC”) which was collateralized by the assets of the Queensland Magnesium Project. Newmont reduced the amount accrued for this contingent obligation by the estimated fair value of the AMC assets that would be subrogated to Newmont in the event the guarantee was called, which resulted in a $30.0 million loss during the fourth quarter of 2003. During the fourth quarter of 2004, Newmont Australia Limited (“NAL”), a wholly-owned subsidiary of Newmont, entered into a transaction resulting in a loan from NAL to a subsidiary of QMC for A$30.0 million (approximately $23.2 million), the release of Newmont from its guarantee obligation and recognition of a $10.6 million gain resulting from the release of all previously accrued contingent liabilities. An allowance was provided for 100% of the loan receivable from the QMC entity.

Interest expense, net of amounts capitalized was $97.6 million, $88.6 million and $129.6 million in 2004, 2003 and 2002, respectively. Capitalized interest totaled $13.1 million, $8.9 million and $5.2 million in each year, respectively. Net interest increased during 2004 as compared to 2003 as a result of the consolidation of Batu Hijau. Net interest expense declined during 2003 from 2002 primarily due to a decrease in outstanding debt resulting from Newmont’s debt-reduction strategy.

Income tax expense was $275.9 million in 2004, compared to $206.9 million and $19.9 million in 2003 and 2002, respectively. The increase in income tax expense in 2004, compared to 2003, was primarily attributable to $173.6 million higher Pre-tax income before minority interest, equity income and impairments of affiliates and cumulative effect of a change in accounting principle (“pre-tax income”). The Company’s effective tax rates were 25.1%, 22.4%, and 9.2% in 2004, 2003 and 2002 based on pre-tax income of $1.1 billion, $925.4 million, and $216.3 million, respectively. The factors that most significantly impact the Company’s effective tax rate are metal prices, percentage depletion and resource allowances, valuation allowances related to deferred tax assets, foreign earnings net of foreign tax credits, earnings attributable to minority interests in subsidiaries and affiliated companies, foreign currency translation gains and losses, changes in tax laws and the impact of certain specific transactions. Most of these factors are sensitive to the average realized price of gold and other metals.

Percentage depletion allowances (tax deductions for depletion that may exceed the Company’s tax basis in its mineral reserves) are available to the Company under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by U.S. subsidiaries included in the Company’s consolidated United States income tax return. The deductions are highly sensitive to the price of gold and other minerals produced by the Company. For 2004 and prior years, similar types of deductions are available for mining operations in Canada and are referred to as resource allowances. The tax benefits from percentage depletion and resource allowances were $47.1 million, $21.5 million and $34.4 million in 2004, 2003 and 2002, respectively. The increase in 2004 compared to the other periods resulted primarily from the inclusion of $13.8 million of additional tax savings from percentage depletion deductions realized when the Company filed its 2003 income tax return. Additional increases in percentage depletion allowances were also realized due to an increase in the Company’s average realized gold price.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (“the Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a minimal change in the effective tax rate for the phase in years 2005 and 2006, based on current earnings levels. In the longer term, the Company expects that the tax benefit therefrom will result in a decrease of the annual effective tax rate of less than 1 percentage point based on current earnings levels.

Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather the impact of this deduction will be reported in the period in which the deduction is claimed.

The Company operates in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move the Company’s overall effective tax rate higher or lower than the United States statutory rate. The effect of these differences is shown in Note 21 to the Consolidated Financial Statements as either a rate differential or the effect of foreign earnings, net of credits. Differences in tax rates and other foreign income tax law variations make the Company’s ability to fully utilize all of its available foreign income tax credits on a year-by-year basis highly dependent on the price of the gold and copper produced by the Company, since lower prices can result in the Company having insufficient sources of taxable income in the United States to utilize all available foreign tax credits. Such credits have limited carryback and carryforward periods and can only be used to reduce the United States income tax imposed on the Company’s foreign earnings included in its annual United States consolidated income tax return. The effects of foreign earnings, net of allowable credits, were an increase of income tax expense of $11.0 million in 2004, and reductions of income tax expense of $27.8 million and $16.7 million in 2003 and 2002, respectively. The Company separately stated in its effective income tax rate reconciliation under “Change in valuation allowance on deferred tax assets” a benefit of $49.1 million resulting from the utilization of foreign tax credit carryforwards for which a valuation allowance previously had been recorded. This utilization primarily was caused by the realization of higher sources of taxable income in the United States resulting from the increase in the Company’s average realized gold price in 2004. The effect of different income tax rates in countries where earnings are indefinitely reinvested contributed to an increase in the Company’s income tax expense of $16.3 million and $5.0 million in 2004 and 2002 respectively, and a decrease in income tax expense of $13.4 million in 2003.

The tax effect of changes in local country tax laws as set forth as a separate item in the Company’s effective tax reconciliation in Note 21 to the Consolidated Financial Statements, resulted in a net tax benefit of $51.4 million and $35.7 million in 2004 and 2003, respectively. The net tax benefit is primarily related to a change in tax law in Australia that allows the Company to consolidate wholly-owned subsidiaries in that country.

The need to record valuation allowances related to the Company’s deferred tax assets (primarily attributable to net operating losses and tax credits) is principally dependent on the following factors: (i) the extent to which the net operating losses and tax credits can be carried back and yield a tax benefit; (ii) the Company’s long-term estimate of future average realized minerals prices; and (iii) the degree to which many of the tax laws and income tax agreements imposed upon the Company and its subsidiaries around the world tend to create significant tax deductions early in the mining process. These up-front deductions can give rise to net operating losses and credit carryforwards in circumstances where future sources of taxable income may not coincide with available carryforward periods even after taking into account all available tax planning strategies. Furthermore, certain liabilities accrued for financial reporting purposes may not be deductible for tax purposes until such liabilities are actually funded which could happen after mining operations have ceased, when sufficient sources of taxable income may not be available. Changes to valuation allowances decreased income tax expense by $58.6 million and $85.2 million in 2004 and 2003, respectively, and increased income tax expense in 2002 by $2.5 million. As noted above, $49.1 million of the valuation allowance recorded in prior periods with respect to the Company’s foreign tax credits was included in the total change in the valuation allowance for 2004. Partially offsetting these reductions in valuation allowances was the need to record valuation allowances for currently arising tax losses incurred by some of the Company’s foreign subsidiaries.

The Company, for financial reporting purposes, consolidates subsidiaries of which it does not own 100% of the outstanding equity. However, for tax purposes, the Company only is responsible for the income taxes on the portion of the taxable earnings attributable to its ownership interest of each consolidated entity. Such minority interests contributed $7.3 million, $22.2 million and $11.5 million in 2004, 2003 and 2002, respectively, as reductions in the Company’s income tax expense.

The Company’s effective tax in 2004 decreased by $12.7 million due to changes in foreign currency exchange rates compared with an increase of $54.4 million in 2003. In 2004 and 2003, these amounts primarily relate to the Australian tax effect of realized and unrealized translation gains attributable to United States dollar-denominated assets and liabilities and the gold derivatives positions at Newmont Australia Limited whose functional currency is the United States dollar. Because Newmont intends to indefinitely reinvest earnings from Newmont Australia Limited, no offsetting United States deferred income tax effect can be provided. The effect in 2004 differed from 2003 because of the significant strengthening of the Australian dollar against the United States dollar that took place primarily in 2003.

Based on the uncertainty and inherent unpredictability of the factors influencing the Company’s effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, Newmont’s effective tax rate is expected to be volatile in future periods.

Minority interest in income of subsidiaries was $335.3 million, $173.2 million and $97.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 increase from 2003 resulted from the recording of the minority interest in Batu Hijau which was consolidated in 2004 (see Accounting Changes, above), and increased earnings at Yanacocha due to increased gold price and ounces sold, partially offset by an increase in costs. The 2003 increase from 2002 was primarily a result of increased earnings at Yanacocha, due to higher gold prices, increased gold sales and lower production costs (see Results of Operations, South American Operations).

Equity loss and impairment of Australian Magnesium Corporation (“AMC”) was $119.5 million and $1.8 million for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the Company recorded losses of $119.5 million related to its investment in AMC composed of the following: (i) losses of $0.7 million representing Newmont’s proportionate share of AMC’s 2003 losses; (ii) second quarter 2003 losses resulting from a restructuring agreement of (a) $72.7 million representing the book value of its investment at June 30, 2003; (b) $24.8 million related to a loan receivable from AMC; (c) $10.0 million charge to settle Newmont’s guarantee of the obligation payable by AMC to Ford Motor Credit; (d) $6.6 million related to a contingent credit facility; and (e) $1.1 million related to various other items, offset by a $7.4 million income tax benefit; and (iii) a first quarter 2003 loss for an other-than-temporary decline in value of the investment of approximately $11.0 million. During December 2003, Newmont sold its interest in AMC.

Equity income of affiliates was $2.6 million, $84.4 million and $53.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The following table indicates equity income (loss) by affiliate:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Batu Hijau	$—	$82,892	$42,119
TVX Newmont Americas	—	810	9,737
Echo Bay	—	—	(380)
European Gold Refineries	1,224	—	—
AGR Matthey Joint Venture	1,417	725	1,675

	$2,641	$84,427	$53,151

The decrease in 2004 from 2003 primarily resulted from the consolidation of Batu Hijau effective January 1, 2004. See Accounting Changes, above, for more information. The 2003 increase from 2002 related to Batu Hijau resulted primarily from higher copper prices, increased gold by-product credits and lower smelting and refining costs.

Newmont recorded charges (benefit) for the Cumulative effect of a change in accounting principle, net of tax of $47.1 million, $34.5 million and $(7.7) million for the years ended December 31, 2004, 2003 and 2002. The 2004 charge resulted from the consolidation of Batu Hijau to conform Batu Hijau’s accounting policies to Newmont’s accounting policies. The 2003 charge reflects the effect of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” that changed the method of accounting for the Company’s estimated mine reclamation and abandonment costs. The 2002 benefit related to a change in depreciation, depletion and amortization of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. See Accounting Changes, above, for more information.

Other comprehensive income (loss), net of tax in 2004 primarily included a $123.1 million gain in value of marketable equity securities and a $30.7 million gain on the translation of subsidiaries with non-U.S. dollar functional currencies, offset by losses of $11.1 million related to a minimum pension liability adjustment and $18.9 million for unrealized losses on derivatives designated as cash flow hedges. Other comprehensive income (loss), net of tax, in 2003, primarily included a $68.4 million gain on the effective portion of changes in the fair value of derivative instruments classified as cash flow hedges and a $23.2 million gain on the translation of subsidiaries with non-U.S. dollar functional currencies, partially offset by a loss of $5.0 million related to a decline in value of marketable equity securities. Other comprehensive income (loss), net of tax, in 2002, primarily included losses of $28.7 million related to a minimum pension liability adjustment, $16.7 million for unrealized losses on derivatives designated as cash flow hedges and $12.8 million related to a decline in value of marketable equity securities.

Results of Operations

	Equity Ozs. Sold			Total Cash Cost
	2004	2003	2002	2004	2003		2002
	(in thousands)			($ per equity oz.)
North America	2,712.2	2,902.6	3,224.0	$278	$233		$220
South America	1,582.7	1,626.4	1,426.3	137	126		131
Australia/New Zealand	1,906.9	2,011.5	1,806.0	272	234		189
Indonesia	466.5	421.1	425.2	148	249	(1)	218	(1)
Central Asia	320.1	386.3	381.5	166	139		130
Other	N/A	35.7	368.7	N/A	N/A		N/A

Total/Weighted-Average	6,988.4	7,383.6	7,631.7	$231	$203	(1)	$189	(1)

(1)	Includes Batu Hijau in 2004 (consolidated as of January 1, 2004). Batu Hijau was accounted for using the equity method in 2003 and 2002, and as a result was not included in the weighted-average total cash cost per ounce for such years.

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

For all periods presented, total cash costs include charges for mining ore and waste associated with current period gold and copper production, processing ore through milling and leaching facilities, by-product credits, production taxes, royalties and other cash costs. Certain gold mines produce silver as a by-product. Proceeds from the sale of by-products are reflected as credits to total cash costs. With the exception of Yanacocha and Golden Grove, such by-product sales have not been significant to the economics or profitability of the Company’s mining operations. All of these charges and by-product credits are included in Costs applicable to sales. Charges for reclamation are also included in Costs applicable to sales, but are not included in total cash costs. Reclamation charges are included in total production costs, together with total cash costs and Depreciation, depletion and amortization. Total production costs provide an indication of earnings before interest expense and taxes for Newmont’s share of gold mining properties, when taking into account the average realized price received for gold sold, as this measure combines Costs applicable to sales plus Depreciation, depletion and amortization, net of minority interest. A reconciliation of total cash costs and total production costs to Costs applicable to sales in total and by segment is provided in Item 2, Properties, Operating Statistics.

The Company expects that gold production will range between 6.6 million and 6.8 million equity ounces in 2005 and will range between 6.5 million and 7.0 million equity ounces per year through 2007.

North American Operations

	Equity Ozs. Sold			Total Cash Cost
	2004	2003	2002	2004	2003	2002
	(in thousands)			($ per equity oz.)
Nevada	2,416.0	2,490.8	2,723.5	$278	$235	$225
Golden Giant	160.0	229.7	281.5	297	227	196
Holloway (84.65% owned)	67.4	65.1	97.7	367	312	204
La Herradura (44% owned)	68.8	67.8	64.2	146	162	176
Mesquite(1)	N/A	49.2	57.1	N/A	184	177

Total/Weighted-Average	2,712.2	2,902.6	3,224.0	$278	$233	$220

(1)	Newmont sold Mesquite in November 2003.

North America sold 7% fewer equity ounces of gold in 2004 when compared to 2003 and 10% fewer equity ounces in 2003 compared to 2002, primarily because of lower sales from Nevada and Golden Giant and the sale of Mesquite in November 2003. Total cash costs per equity ounce increased 19% due to the decrease in production caused by lower grades in Nevada. In 2003, total cash costs per equity ounce increased 6% from 2002 primarily due to lower production.

Nevada.    Gold equity ounces sold in 2004 decreased 3% from 2003 as sales from inventories partially offset a 9% production decline. Production declines in 2004 were due to lower ore grade and recoveries, partially offset by increased mill throughput. The increase in throughput was due to the Gold Quarry expansion and a full year of production from Mill 5, which recommenced operations in June 2003. Total cash costs per equity ounce increased 18%, primarily due to the processing of lower-grade material, higher contract service costs from contracted ore haulage at Carlin, increased tonnage hauled to Twin Creeks and higher diesel, electricity and mine equipment maintenance costs.

In 2003, gold equity ounces sold decreased 9% from 2002, primarily due to a decline in oxide mill production, timing of material placed on leach pads and a build up of inventory. Total cash costs per equity ounce increased 4% over 2002, primarily due to the decrease in ounces sold and higher labor, mine maintenance, electricity, diesel and contract mining costs.

Nevada expects to sell approximately 2.6 million equity ounces of gold in 2005 at total cash costs of $285 per equity ounce.

Newmont is in the process of obtaining permits for construction and operation of a 203-megawatt coal-fired power plant to be located near Carlin, Nevada. If all of the necessary permits and approvals are obtained and construction commences in 2005, the plant could begin commercial operations in late 2007 or early 2008. Preliminary estimates of capital expenditures for the project are approximately $400 million - $450 million. Operation of the plant could result in savings of up to $20 in total cash costs per ounce of gold produced by the Nevada operations.

Non-governmental organizations have brought a series of actions relating to the Nevada operations, as described in more detail in Note 27 to the Consolidated Financial Statements. While Newmont believes that the legal actions are without merit, unfavorable outcomes could result in additional conditions being imposed on how the Company conducts operations, and such conditions could have a material adverse effect on Nevada’s results of operations or financial position.

Golden Giant, Canada.    Gold equity ounces sold decreased 30% in 2004 from 2003, primarily due to reduced mining faces at this mature mine. Total cash costs per equity ounce increased 31% in 2004 from 2003, primarily from lower production and appreciation of the Canadian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below).

Gold equity ounces sold decreased 18% in 2003 from 2002, primarily due to a 35% decrease in mill throughput as a result of reduced mining faces partially offset by a 35% higher ore grade. Total cash costs per equity ounce increased 16% in 2003 from 2002, primarily from lower production volume and appreciation of the Canadian dollar. During 2003, Golden Giant recorded an impairment charge of $28.4 million resulting from a reevaluation of the life-of-mine plan that reduced proven and probable reserves.

Gold sales for 2005 are expected to total approximately 160,000 equity ounces at total cash costs of $305 per equity ounce. Based on the current mine plans, operations are expected to be completed in early 2006.

Holloway, Canada.    Total cash costs per equity ounce increased 18% in 2004 from 2003, resulting from higher costs associated with increased manpower, steel, electricity and appreciation of the Canadian dollar compared to the U.S. dollar (see Foreign Currency Exchange Rates, below), partially offset by a 4% increase in gold equity ounces sold.

In 2003, gold equity ounces sold decreased 33% from 2002, primarily due to a 20% decline in mill ore grade compared to 2002. Total cash costs per equity ounce increased 53% as a result of declining production and a strengthening Canadian dollar.

Holloway is expected to sell approximately 85,000 equity ounces in 2005 at total cash costs of $355 per equity ounce. Gold sales are projected to remain at that level in 2006.

La Herradura, Mexico.    Gold equity ounces sold increased 1% in 2004 from 2003, primarily due a 3% increase in ore placed on the leach pads. In 2003, gold equity ounces sold increased 6% over 2002, primarily due to capital investments that led to increased mining rates and ore placement on the leach pads.

La Herradura is expected to sell approximately 80,000 equity ounces in 2005 at total cash costs of $150 per equity ounce.

South American Operations

	Equity Ozs. Sold			Total Cash Cost
	2004	2003	2002	2004	2003	2002
	(in thousands)			($ per equity oz.)
Yanacocha (51.35% owned)	1,561.0	1,467.9	1,176.9	$135	$120	$125
Kori Kollo (88% owned)	21.7	158.5	249.4	260	184	156

Total/Weighted-Average	1,582.7	1,626.4	1,426.3	$137	$126	$131

Yanacocha, Peru.    Gold equity ounces sold increased 6% in 2004 over 2003, primarily due to increased leach solution processing capacity including greater pumping capacity and additional carbon columns. Total cash costs per equity ounce increased 13%, primarily due to an increase in workers’ participation payments resulting from higher taxable income, higher diesel fuel consumption and price, increased consumption of reagents and higher royalties due to increased gold prices. The increases were partially offset by increased silver by-product credits. By-product credits for 2004, 2003 and 2002 were $24.4 million, $14.2 million and $9.0 million, respectively.

In 2003, gold equity ounces sold increased 25% from 2002, primarily due to increased leach solution processing capacity and an 18% higher ore grade due to a planned mining sequence leading to higher ore grades at the La Quinua and Cerro Yanacocha pits. Total cash costs per equity ounce decreased 4%, primarily due to the increase in production and increased silver by-product credits, partially offset by higher workers’ participation payments due to higher taxable income, higher diesel fuel costs and higher royalties due to increased gold prices.

Yanacocha is expected to sell approximately 1.5 million equity ounces in 2005 at total cash costs of $135 per equity ounce. Gold equity ounces sold are expected to decline by approximately 10% in 2006, after which gold equity ounces sold can be expected to decline significantly, unless additional oxide deposits are discovered and developed or feasibility studies to develop sulfide deposits are completed.

During 2004, Peru enacted legislation to establish a sliding scale mining royalty of up to 3% based on the volume of mine production. The royalty is calculated on revenue from sales of product less certain refining and transportation expenses. While the Peruvian royalty became effective during the second quarter of 2004, it does not apply to those projects that had tax stabilization agreements prior to the adoption of the royalty law. Virtually all of Yanacocha’s current production is derived from projects that were stabilized prior to the enactment of the royalty legislation. However, pending amendment or successful legal challenges to the validity of the royalty legislation, future projects not covered by the tax stabilization agreements could be burdened by this royalty.

Cerro Quilish is one deposit within the Yanacocha complex. In July 2004, Yanacocha received a drilling permit for the Cerro Quilish deposit and commenced drilling activities to further define the deposit. During September 2004, individuals from the Cajamarca region, where Cerro Quilish is located, conducted a sustained blockade of the road between the City of Cajamarca and the mine site, in protest of these exploration activities. Yanacocha suspended all drilling activities at Cerro Quilish and the blockade was resolved. At the request of Yanacocha, the Cerro Quilish drilling permit was revoked in November 2004. Yanacocha has reassessed the challenges involved in obtaining required permits for Cerro Quilish primarily related to increased community concerns. Based upon this reassessment, Yanacocha has reclassified 3.9 million ounces (1.98 million equity ounces) of gold from proven and probable reserves to mineralized material not in reserve as of December 31, 2004.

Kori Kollo, Bolivia.    Mining was completed and the mill was closed in October 2003. Production has continued from residual leaching. Kori Kollo will begin processing oxide ores on leach pads from the Kori Chaca pit and reprocessing high-grade tailings on a new leach pad in 2005. These projects are expected to produce 85,000 equity ounces in 2005 at total cash costs of $150 per equity ounce.

Australia/New Zealand Operations

Gold	Equity Ozs. Sold			Total Cash Cost
	2004	2003	2002	2004	2003	2002
	(in thousands)			($ per equity oz.)
Pajingo	251.4	330.3	296.4	$230	$129	$95
Yandal	379.3	565.6	611.1	274	273	215
Tanami(1)	658.0	588.6	452.4	281	240	205
Kalgoorlie (50% owned)	468.4	404.7	324.7	297	263	215
Martha(2)	130.5	108.9	107.8	212	199	156
Golden Grove(3)	19.3	13.4	13.6	N/A	N/A	N/A

Total/Weighted-Average	1,906.9	2,011.5	1,806.0	$272	$234	$189

Base Metals	Equity Lbs. Sold			Total Cash Cost
	2004	2003	2002	2004	2003	2002
	(in millions)			($ per equity lb.)
Golden Grove
Copper	43.5	74.3	44.8	$0.90	$0.59	$0.57
Zinc	114.8	104.7	111.2	$0.38	$0.19	$0.24

(1)	Ownership increased from 85.9% to 100% in April 2003.
(2)	Ownership increased from 92.28% to 100% in April 2003.
(3)	Gold sales are accounted for as a by-product and are not included in weighted average total cash costs.

Australia/New Zealand operations for 2002 reflect activity from February 16, 2002 (Normandy acquisition effective date of February 15, 2002) through December 31, 2002 with the exception of Pajingo, which reflects Newmont’s 50% ownership through February 15, 2002 and 100% ownership from February 16, 2002 forward.

Australia/New Zealand operations sold 5% fewer equity ounces of gold in 2004 compared to 2003 primarily because of lower production from Pajingo and Yandal due to the sale of Wiluna in December 2003 and Bronzewing in the third quarter of 2004. In 2003, gold equity ounces sold increased 11% compared to 2002, primarily due to a full year of Newmont ownership in 2003 compared to ten and one-half months in 2002. Total cash costs per equity ounce increased in 2004 compared to 2003 and in 2003 compared to 2002 by 16% and 24%, respectively, due to appreciation of the Australian and New Zealand dollars compared to the U.S. dollar (see Foreign Currency Exchange Rates, below) and the decrease in ounces sold in 2004.

Pajingo, Australia.    Gold equity ounces sold decreased 24% in 2004 from 2003, primarily due to a 33% decline in ore grade and a ground disturbance that delayed mill feed. Total cash costs per equity ounce increased 78%, primarily due to the lower ore grade resulting in lower production, increased mine maintenance costs and appreciation of the Australian dollar. During the fourth quarter of 2004, Pajingo recorded goodwill and long-lived assets impairment charges of $51.8 million and $5.8 million, respectively, as a result of anticipated increased future operating costs and lower grade ore.

In 2003, gold equity ounces sold increased 11% from 2002, primarily due to a 13% increase in ore grade and a full year of Newmont operations. Total cash costs per equity ounce increased 36%, primarily due to the appreciation of the Australian dollar, increased development activity and increased overhead charges.

Gold sales for 2005 are expected to be approximately 205,000 ounces at total cash costs of $250 per equity ounce. Based on current mine plans, gold equity ounces sold are expected to decline each year to approximately 55,000 ounces in 2008 as the project approaches the end of its life.

Yandal, Australia.    Gold equity ounces sold decreased 33% in 2004 from 2003, primarily due to a 46% decrease in mill throughput, partially offset by an 8% increase in mill ore grade. Jundee is the remaining active mine of the Yandal operations after the sale of the Wiluna operation in December 2003 and the cessation of mining at Bronzewing during the first quarter of 2004. Newmont sold Bronzewing in the third quarter of 2004 (see Other Investing Activities, below). Total cash costs per equity ounce remained the same as the appreciation of the Australian dollar was offset by production coming mainly from the lower cost Jundee operation.

Gold equity ounces sold decreased 7% in 2003 from 2002, primarily from a 7% decrease in mill ore grade driven by lower grades at all three sites, partially offset by a full year of Newmont operations in 2003. Total cash costs per equity ounce increased 27%, primarily due to higher operating costs related to increased underground activities at Jundee and Wiluna and the appreciation of the Australian dollar.

Gold sales for 2005 are expected to be approximately 325,000 ounces at total cash costs of $300 per ounce. Sales for 2005 through 2009 are expected to vary between 235,000 and 325,000 equity ounces per year.

Tanami, Australia.    Gold equity ounces sold increased 12% in 2004 from 2003, primarily due to a decrease in inventory and the increase in ownership from 85.9% to 100% in April 2003. Total cash costs per equity ounce increased 17%, primarily due to the appreciation of the Australian dollar, higher royalties due to increased gold prices and additional backfill costs underground.

In 2003, gold equity ounces sold increased 30% over 2002, primarily due to a full year of Newmont operations, the April 2003 increase in ownership percentage and a 19% increase in mill throughput. Total cash costs per equity ounce increased 17%, primarily due to the appreciation of the Australian dollar, higher royalties due to higher gold prices, increases in milling costs and higher overhead charges.

Gold sales for 2005 are expected to be approximately 475,000 equity ounces at total cash costs of $295 per ounce.

Kalgoorlie, Australia.    Gold equity ounces sold increased 16% in 2004 from 2003, primarily due to a decrease in inventory. Total cash costs per equity ounce increased 13%, primarily due to the appreciation of the Australian dollar, higher amortization of deferred stripping costs, increased diesel fuel prices and higher processing consumables costs.

In 2003, gold equity ounces sold increased 25% from 2002, primarily due to a 15% increase in mill throughput and an 18% increase in mill ore grade, as well as having a full year of Newmont operations. Total cash costs per equity ounce increased 22%, primarily due to the appreciation of the Australian dollar, higher amortization of deferred stripping and an increase in underground mining activity at Mt. Charlotte. The increased costs were partially offset by increased gold equity ounces sold.

Gold sales for 2005 are expected to be approximately 440,000 equity ounces at total cash costs of $335 per equity ounce.

Martha, New Zealand.    Gold equity ounces sold increased 20% in 2004 from 2003, primarily due to a 16% increase in mill ore grade and the increase in ownership from 92.28% to 100% in April 2003. Total cash costs per equity ounce increased 7%, primarily due to the appreciation of the New Zealand dollar.

Gold equity ounces sold in 2003 increased by only 1% compared to 2002, despite the fact that 2002 included only ten and one-half months of production. This is attributable to a 13% decline in mill ore grade in 2003, partially offset by an 18% increase in mill throughput. Total cash costs per equity ounce increased 28%, primarily due to the appreciation of the New Zealand dollar, increased milling costs from higher electricity rates, higher consumption of grinding media, an earlier than planned SAG mill liner replacement and higher cyanide and lime consumption.

Gold sales for 2005 are expected to be approximately 140,000 equity ounces at total cash costs of $225 per equity ounce. Gold equity ounces sold are expected to remain relatively constant until 2009.

Golden Grove, Australia.    Copper sales decreased by 41% in 2004 from 2003, primarily due lower grade and higher inventory sales in 2003. Zinc sales increased by 10%, primarily due to a 10% increase in ore processed and a decrease in inventory, partially offset by lower grade. Total cash costs per equity pound of copper and zinc increased 53% and 100%, respectively, primarily from lower copper and zinc grades, higher ground support costs and the appreciation of the Australian dollar. In 2003, copper sales increased 66% over 2002, primarily due to the timing of concentrate shipments.

Lead, silver and gold by-product credits at Golden Grove totaled $15.7 million, $15.5 million and $16.0 million during 2004, 2003 and 2002, respectively. As Golden Grove has a poly-metallic ore body, such by-product credits are expected to continue in the future and to vary from period-to-period based on the portions of the ore body being extracted at the time.

Golden Grove is expected to sell approximately 40 to 50 million equity pounds of copper at total cash costs per equity pound of $1.00 to $1.05 and approximately 200 to 220 million equity pounds of zinc at total cash costs per equity pound of $0.30 to $0.35 in 2005.

Indonesian Operations

	Equity Ozs. Sold			Total Cash Cost
Gold	2004	2003	2002	2004	2003		2002
	(in thousands)			($ per equity oz.)
Batu Hijau(1)(2)	396.3	328.9	278.0	$128	$121		$122
Minahasa (94% economic interest, 80% owned)	70.2	92.2	147.2	259	249		218

Total/Weighted-Average	466.5	421.1	425.2	$148	N/A	(3)	N/A	(3)

	Equity Lbs. Sold			Total Cash Cost
Copper	2004	2003	2002	2004	2003		2002
	(in millions)			($ per equity lb.)
Batu Hijau(1)(2)	378.8	343.4	362.3	$0.60	$0.46		$0.45

(1)	2003 and 2002 total cash costs for Batu Hijau reflect the pro forma change to co-product accounting effective January 1, 2004. Co-product accounting for copper and gold includes production costs identifiable for each product (royalties, freight, smelting and refining) and allocates the remaining costs in proportion to the sales revenue generated by each product.
(2)	Newmont’s economic interest decreased to 52.875% from 56.25% on October 1, 2004.
(3)	Batu Hijau was accounted for using the equity method in 2003 and 2002, and was not included in the weighted-average total cash costs per ounce for such years.

Batu Hijau.    During 2003 and 2002, Newmont accounted for its 56.25% economic interest (a 45% ownership interest) in Batu Hijau under the equity method of accounting (see Equity Investments, below). Upon adoption of FIN 46R, Newmont consolidated the operations of Batu Hijau as of January 1, 2004 (see Overview, above). As of October 1, 2004, Batu Hijau’s cumulative losses had been recovered and Batu Hijau began to report positive retained earnings, allowing for the payment of dividends, 6% of which are paid to the minority partner. Accordingly, Newmont began recognizing the minority interests in Batu Hijau at 47.125% (effective 52.875% Newmont share) of Batu Hijau’s earnings and will continue to do so until a loan to the minority interest partner is fully repaid (including accrued interest). See Consolidated Financial Results above for more information.

Under the Batu Hijau Contract of Work, beginning in 2005 and continuing through 2010, a portion of the project must be offered for sale to the Indonesian government or to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 15%, by the end of 2005; 23%, by the end of 2006; 30%, by the end of 2007; 37%, by the end of 2008; 44%, by the end of 2009; and 51%, by the end of 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern.

An Indonesian national currently owns a 20% interest in Batu Hijau, which would require Newmont and Sumitomo to offer a 3% interest in Batu Hijau to the Indonesian government or to Indonesian nationals in 2006. Pursuant to this provision, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

Copper and gold sales quantities increased 12% and 22% in 2004 from 2003, respectively. The increases were primarily attributable to higher mill throughput reflecting modifications to the crusher circuit in the second half of 2003 and higher ore grades (copper 5%, gold 10%).

Beginning in 2004, Newmont began utilizing co-product accounting for copper and gold whereby sales and costs applicable to sales are recognized for each product. During 2003 and 2002, Batu Hijau accounted for sales of gold as a by-product credit to copper production costs. On a co-product basis, copper and gold total cash costs per equity pound of copper and ounce of gold increased 30% and 6%, respectively in 2004, due to higher diesel fuel consumption and price, higher equipment maintenance costs, increased mill throughput and higher insurance costs. In addition, under co-product accounting, copper was allocated a higher percentage of total costs during 2004, compared to 2003, as the average copper price increased (55%) more significantly than did the average gold price (13%) in 2004.

In 2003, equity copper pounds and gold ounces sold decreased 5% and 18%, respectively, from 2002. The decrease in copper sales was primarily attributable to lower mill throughput. Gold equity ounces sold increased 22% due a 25% increase in the gold grade processed. Total equity cash costs on a co-product basis for copper and gold were similar in 2003 and 2002.

Sales for 2005 are expected to total approximately 330 to 360 million equity pounds of copper at total cash costs per equity pound of $0.58 to $0.64 and 430,000 equity ounces of gold at total cash costs per equity ounce of $145.

Minahasa.    Gold equity ounces sold decreased 24% in 2004 from 2003, primarily reflecting lower grade ore and the completion of milling on August 30, 2004 resulting in lower mill throughput. Mining activities at Minahasa ceased late in 2001. The remaining stockpiles were processed by August 30, 2004.

In 2003, gold equity ounces sold decreased 37% from 2002, primarily due to a 27% decrease in mill ore grade and a 3% decrease in mill throughput. Total cash costs per equity ounce increased 14%, primarily due to the increased use of consumables, higher diesel fuel prices and a higher level of contracted services, partially offset by lower administrative expenses. See Note 27 to the Consolidated Financial Statements for information regarding legal actions related to Minahasa.

Central Asia Operations

	Equity Ozs. Sold			Total Cash Cost
	2004	2003	2002	2004	2003	2002
	(in thousands)			($ per equity oz.)
Zarafshan(1) (50% owned)	210.1	218.1	255.8	$152	$147	$134
Ovacik	110.0	168.2	125.7	193	129	122

Total/Weighted-Average	320.1	386.3	381.5	$166	$139	$130

(1)	Joint venture between Newmont and two Uzbekistan government entities, the State Committee for Geology and Mineral Resources (the “State Committee”) and Navoi Mining and Metallurgical Combinat (“Navoi”)

Zarafshan, Uzbekistan.    Gold equity ounces sold decreased 4% in 2004 from 2003 as a result of a 3% decrease in ore grade and a 2% decrease in ore placed on the leach pads. The lower ore grade is expected to continue during 2005. Total cash costs per equity ounce increased 3% primarily a result of the decrease in gold ounces sold.

In 2003, gold equity ounces sold decreased 15% from 2002 due to a 19% decrease in ore grade processed, partially offset by a 3% increase in ore placed on the leach pads. Total cash costs per equity ounce increased 10%, primarily due to the decrease in gold equity ounces sold.

Zarafshan-Newmont is expected to sell approximately 150,000 equity ounces in 2005 at total cash costs of $215 per equity ounce. Based on current mine plans, gold sales at Zarafshan-Newmont are expected to vary between 150,000 and 180,000 equity ounces per year during the four years after 2005.

Ovacik, Turkey.    Gold ounces sold decreased 35% in 2004 from 2003, primarily due to a suspension of operations, discussed below, partially offset by reducing ore stockpiles and exhausting circuit inventory. Total cash costs per equity ounce increased 50%, primarily due to the decline in production. In 2003, gold ounces sold increased 34% from 2002, primarily attributable to a 48% increase in mill throughput resulting from a revised mine plan that incorporated an open pit extension and increased mill efficiencies, partially offset by a 6% decrease in mill ore grade. Total cash costs per equity ounce increased 6% in 2003 from 2002 as the positive impact of increased gold sales was offset by higher processing costs and higher administration costs.

In August 2004, the Ovacik mine suspended operations as a result of a court decision ordering suspension of operating permits pending completion of certain additional permitting requirements and the submission of an updated environmental impact assessment. On March 1, 2005, the Ovacik mine was sold to a subsidiary of Koza Davetiye, a Turkish conglomerate. Consideration for the mine included $20 million paid at closing and various contingent payments that could total as much as $24.5 million if all conditions precedent are met.

In the second quarter of 2004, the Company recognized a write-down of $16.3 million related to the long-lived assets at the Ovacik mine. Proven and probable reserves and the carrying value of long-lived assets at December 31, 2004 were approximately 100,000 equity ounces and $26.4 million, respectively.

Other Operations

	Equity Ozs. Sold
	2003	2002
	(in thousands)
TVX Newmont Americas	14.5	183.5
Echo Bay	21.2	185.2

	35.7	368.7

Information related to TVX Newmont Americas and Echo Bay for 2003 reflects activity only from January 1, 2003 to January 31, 2003, when the investments were sold and exchanged as part of the Kinross transaction (see Other Investing Activities). Information for 2002 related to TVX Newmont Americas, which was acquired as a result of the Normandy acquisition on February 15, 2002, reflects activity from February 16, 2002 through December 31, 2002. Information related to Echo Bay for 2002 reflects activity from April 3, 2002 (the date Newmont’s investment was converted from capital debt securities to common shares of Echo Bay) through December 31, 2002.

Merchant Banking

Merchant Banking is a “reportable segment” for financial reporting purposes. Merchant Banking, also referred to as Newmont Capital, manages a Royalty Portfolio, an Equity Portfolio, and a Downstream Gold Refining business, and engages in Value Realization activities (managing interests in oil and gas, iron ore, and coal properties as well as providing in-house investment banking and advisory services).

Merchant Banking manages a Royalty Portfolio which includes interests that were acquired as a result of the Franco-Nevada acquisition, as well as royalties created by virtue of its land bank activities (through sale or farm-out). Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in cash or in-kind at the option of Newmont. Merchant Banking’s royalty interests and investments generated $65.8 million, $56.3 million and $35.7 million of Royalty and dividend income in 2004, 2003 and 2002, respectively. The increase from period-to-period was primarily attributable to steady performance from the gold and platinum group metals royalties coupled with higher gold and oil and gas prices. The 2004 increase also included distributions received from Canadian Oil Sands Trust.

As of December 31, 2004, Merchant Banking’s Equity Portfolio had a market value of approximately $0.5 billion compared to the 2003 value of approximately $147 million. In addition to a gain of approximately $123.1 million during 2004, Merchant Banking purchased marketable equity securities of Canadian Oil Sands Trust and Gabriel Resources, Ltd. for approximately $199.6 million and $19.2 million, respectively. On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition and through the efforts of Merchant Banking, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and $180 million for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net during the first quarter of 2003. During the third quarter of 2003, Newmont sold a portion of its Kinross shares for total cash proceeds of $224.6 million and recorded a pre-tax loss on sale of $7.4 million. At June 30, 2004, Newmont recognized a $38.5 million impairment of its investment in Kinross for an other-than-temporary decline in value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Merchant Banking sold its 9.74% equity holding in marketable securities of Lihir Gold during 2002 for approximately $84 million, resulting in the recognition of a pre-tax gain of approximately $47.3 million.

Merchant Banking also manages the Company’s interests in downstream gold refining and distribution businesses (40% interest in AGR Matthey Joint Venture (“AGR”) and 50% interest in European Gold Refineries (“EGR”)). Merchant Banking earned $2.6 million, $0.7 million and $1.3 million in Equity income of affiliates through its investments in AGR and EGR in 2004, 2003 and 2002, respectively.

Merchant Banking’s Value Realization activities include managing the reserve delineation program on its 100% owned heavy oil leases in Alberta, Canada, and advancing its other interests in coal, iron ore and natural gas.

Merchant Banking provides advisory services to Newmont to assist it in managing its portfolio of operating and property interests. In 2004, Merchant Banking’s assistance was provided in the sale of non-core properties including Bronzewing in Australia, Perama in Greece and Midwest Uranium in Canada. In addition, Merchant Banking participated in the restructuring of Australian Magnesium Corporation eliminating all remaining Newmont obligations (see Other Investing Activities below). In 2003, Merchant Banking advised Newmont on a variety of transactions including the process of extinguishing the majority of the bond and derivative liabilities of NYOL. These transactions gave rise to a Gain on extinguishment of NYOL liabilities, net of $220.5 million net of transaction costs, for the year ended December 31, 2003. Total cash payments to extinguish the NYOL bonds and the NYOL derivatives liabilities (including costs) were $202.1 million during the year ended December 31, 2003.

Exploration

Exploration, research and development expenditures were $192.4 million, $115.2 million, and $88.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which approximately $112.2 million, $81.5 million and $71.3 million, respectively, related to exploration activities managed by the Exploration Segment. For the years ended December 31, 2004, 2003 and 2002, approximately $53.9 million, $14.8 million, and $3.6 million, respectively, related to advanced projects (feasibility studies and exploration drilling at Martabe, Akyem, Minas Conga and Ahafo), and approximately $26.3 million, $18.9 million and $14.0 million, respectively, related to research, development and other activities not managed by Newmont’s Exploration Segment.

Exploration expenditures in 2004 reflect higher funding of exploration and related activities by Newmont in response to higher prevailing gold prices. During 2004, Newmont replaced approximately 11.3 million gold ounces of depletion and divestitures with 12.4 million ounces of additions to proven and probable reserves, of which approximately 70% were attributable to Exploration. Exploration activities during 2004 primarily focused on the Minas Conga deposit in Peru and the Phoenix deposit in Nevada. Newmont added 4.5 million equity gold ounces at Minas Conga and 2.3 million equity gold ounces at Phoenix in 2004. Exploration also focused its activities on Newmont’s two projects in Ghana where reserves increased to 10.6 million equity gold ounces at

Ahafo and 5.4 million equity gold ounces at Akyem as of December 31, 2004, compared to 7.6 million equity gold ounces and 4.3 million equity gold ounces, respectively, at December 31, 2003. Exploration activities during 2003 primarily focused on the Antonio and Corimayo deposits at Yanacocha, various deposits at the Company’s Nevada and Australian operations and the Ahafo and Akyem projects in Ghana. Newmont anticipates it will spend between approximately $170 million and $200 million on exploration activities in 2005.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia and other foreign locations. The Company’s foreign operations sell their gold, copper and zinc production based on U.S. dollar metal prices.

Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce or pound to the extent costs are paid in local currency at foreign operations. Such fluctuations have not had a material impact on the Company’s revenue since gold, copper and zinc are sold throughout the world principally in U.S. dollars. Approximately 42%, 45% and 46% of Newmont’s total cash costs were paid in local currencies in 2004, 2003 and 2002, respectively. The Company’s total cash costs are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations in the Company’s Consolidated Financial Statements. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

The following chart demonstrates the impacts on total cash costs and total cash costs per ounce or pound of variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign operations during each of the years in the three-year period ended December 31, 2004.

Year ended December 31, 2004:

Operation	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase (decrease) to total cash costs in U.S. dollars (in thousands)	Increase (decrease) to total cash costs per ounce or pound in U.S. dollars
North America:
Canada	7%	$4,751	$21
Mexico	(5)%	$(228)	$(3)
Yanacocha (Peru)	2%	$1,046	$1
Other South America (Bolivia)	(2)%	$(65)	$(3)
Australia/New Zealand:
Gold	13%	$56,577	$30
Base Metals	13%	$7,801	$0.05
Batu Hijau (Indonesia)
Gold	(5)%	$(695)	$(2)
Copper	(5)%	$(2,161)	$(0.01)
Other Indonesia	(5)%	$(502)	(7)
Central Asia:
Uzbekistan	(5)%	$(356)	$(2)
Turkey	1%	$154	$1

Year ended December 31, 2003:

Operation	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase (decrease) to total cash costs in U.S. dollars (in thousands)	Increase (decrease) to total cash costs per ounce or pound in U.S. dollars
North America:
Canada	11%	$7,648	$26
Mexico	(12)%	$(464)	$(7)
Yanacocha (Peru)	1%	$472	$—
Other South America (Bolivia)	(8)%	$(1,103)	$(7)
Australia/New Zealand:
Gold	17%	$81,847	$41
Base Metals	17%	$9,051	$0.05
Other Indonesia	8%	$1,015	11
Central Asia:
Uzbekistan	(26)%	$(1,166)	$(5)
Turkey	5%	$881	$5

Year ended December 31, 2002(1):

Operation	Percentage change in average local currency exchange rate; appreciation (devaluation)	Increase (decrease) to total cash costs in U.S. dollars (000)	Increase (decrease) to total cash costs per ounce or pound in U.S. dollars
North America:
Canada	(1)%	$(949)	$(3)
Mexico	(4)%	$(57)	$(1)
Yanacocha (Peru)	—	$(84)	$—
Other South America (Bolivia)	(8)%	$(538)	$(2)
Australia/New Zealand:
Gold	5%	$14,850	$8
Base Metals	5%	$2,851	$0.02
Other Indonesia	6%	$278	$2
Central Asia:
Uzbekistan	(71)%	$(2,719)	$(11)
Turkey	(24)%	$(3,602)	$(29)

(1)	Includes impact from February 15, 2002, the date of the acquisition of Normandy, through December 31, 2002.

The following chart demonstrates the estimated sensitivity of projected total cash costs and cash costs per ounce or pound to variations of the local currency exchange rates in relation to the U.S. dollar in 2005 assuming a 5% appreciation or devaluation of the local currency in relation to the U.S. dollar and assuming that foreign currency denominated cash costs remain the same as 2004 as a percentage of total cash costs at each site:

Operation	+/– change in total cash costs in U.S. dollars (000)	+/– change in total cash costs per ounce or pound in U.S. dollars
North America:
Canada	$3,701	$15
Mexico	$225	$3
Yanacocha (Peru)	$2,606	$2
Other South America (Bolivia)	$600	$7
Australia/New Zealand:
Gold	$21,701	$14
Base Metals	$3,395	$0.01
Batu Hijau (Indonesia)
Gold	$910	$2
Copper	$2,196	$0.01
Central Asia:
Uzbekistan	$497	$3

In addition, the Company’s Equity income of affiliates varied due to increases or decreases in costs from changes in the Indonesian Rupiah in relation to the U.S. dollar at Batu Hijau as follows:

Year ended December 31,	Percentage change in average local currency exchange rate; appreciation (devaluation)	Additional income (loss) included in equity income (loss) in affiliates, net (000)
2003	8%	$(2,974)
2002	6%	$(1,750)

The Company does not believe that foreign currency exchange rates in relation to the U.S. dollar have had a material impact on its determination of proven and probable reserves in the past. However, in the event that a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the Company believes that the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves would primarily result in reduced gold, copper or zinc sales and increased depreciation, depletion and amortization calculated using the units-of-production method and, depending on the level of reduction, could also result in impairments of property, plant and mine development, mineral interests and/or goodwill.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion 25 “Accounting for

Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R requires measurement and recording to the financial statements the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. Newmont will adopt the provisions of SFAS No. 123R on July 1, 2005 using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after July 1, 2005. Compensation cost for the unvested portion of awards that are outstanding as of July 1, 2005 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. The effect on net income and earnings per share in the periods following adoption of SFAS No. 123R are expected to be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income and earnings per share will vary depending upon the number and fair value of options granted in 2005 compared to prior years.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material as current period costs. It also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Statement applies to inventory costs incurred in the first fiscal year beginning after June 15, 2005. Newmont has not determined the impact, if any, on the Company’s financial position or results from operations.

A committee of the Emerging Issues Task Force (“EITF”) discussed the accounting for deferred stripping costs but did not reach a consensus in 2004. The Task Force considered the recommendation that stripping costs incurred during production are a mine development cost that should be capitalized as an investment in the mine and attributed to the proven and probable reserves benefited in a systematic and rational manner. However, the Task Force directed the FASB staff to develop additional guidance about what constitutes a systematic and rational manner of attributing the capitalized costs to proven and probable reserves benefited. The Company cannot predict whether the deliberations of the EITF will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from the Company’s current practices.

Liquidity and Capital Resources

For 2004, Net cash provided by operating activities was $1,556.8 million, compared to $684.4 million and $684.7 million for 2003 and 2002, respectively. Net cash provided by operating activities was significantly impacted by the following key factors:

	Years Ended December 31,
	2004	2003	2002
Equity gold ounces sold (in thousands)	6,988.4	7,383.6	7,631.7
Average price received per ounce of gold	$412	$366	$313
Total cash costs per equity ounce of gold sold	$231	$203	$189
Equity copper pounds sold (in millions)	422.3	417.7	407.0
Average price received per pound of copper	$1.33	$0.86	$0.79
Exploration, research and development expenditures (in millions)	$192.4	$115.2	$88.9
(Use) source of cash flow from changes in operating assets and liabilities (in millions)	$(89.3)	$(231.9)	$13.3

Cash flow from operations during 2004 was impacted by the consolidation of Batu Hijau effective January 1, 2004, and higher gold and copper prices, partially offset by higher costs at virtually all operations and lower ounces sold in Nevada and Canada. Additionally, cash was used in 2004 to reduce operating accounts payable and reclamation liabilities by $64.0 million and $50.7 million, respectively, partially offset by a decrease in operating trade and accounts receivable of $50.1 million primarily related to copper concentrate sales. Cash used in 2003 for operating assets and liabilities primarily related to $118.8 million used for early settlement of effective derivative instruments and a temporary build up of inventories at 2003 year end that reduced cash flow from operations by $72.8 million.

Net cash (used in) provided by investing activities was $(1.4) billion, $(380.0) million and $112.1 million in 2004, 2003 and 2002, respectively. Newmont’s primary investing activities are Additions to property, plant and mine development, which were $718.0 million, $504.5 million and $300.1 million for 2004, 2003 and 2002, respectively. The increase in capital expenditures during 2004 was primarily from development projects at Nevada and Ahafo as well as the consolidation of Batu Hijau. See Additions to Property, plant and mine development below for more information on capital expenditures. The Company also invested $1.7 billion in marketable debt and equity securities, primarily consisting of $1.5 billion for auction rate securities and $199.6 million for the Canadian Oil Sands Trust investment. Additionally, cash proceeds from the sale of investments impacted investing cash flow by $899.1 million, primarily consisting of $894.3 million for auction rate securities sold as part of the auction process. Also impacting cash flows from investing activities for 2004 was the recognition of $82.2 million of Batu Hijau’s cash balances in the Company’s balance sheet at January 1, 2004. In 2003 and 2002, the Company engaged in significant acquisition and disposition activity related to the acquisitions of Normandy and Franco-Nevada and the subsequent disposition of investments acquired as part of those acquisitions. The year 2003 included $180.0 million in proceeds from the sale of TVX Newmont Americas and $232.2 million from the sale of Kinross Gold Corporation and other marketable securities; partially offset by $189.4 million investments in marketable debt and equity securities, primarily related to auction rate securities and investments in affiliates of $70.1 million. Additionally, during 2003, $57.6 million was used for the early settlement of ineffective derivative instruments and $11.2 million was used to acquire the Newmont NFM minority interests. Cash from investing activities in 2002 included $404.4 million of proceeds from the sale of marketable securities, $84.0 million of proceeds from the sale of investments and $50.8 million of proceeds from the settlement of cross currency swaps, offset by $90.3 million of net cash consideration for the acquisitions of Normandy and Franco-Nevada. See Investing Activities, below.

Net cash (used in) provided by financing activities was $(475.2) million in 2004, compared to $400.7 million and $(558.9) million in 2003 and 2002, respectively. Financing activities for the year ended December 31, 2004 primarily consisted of $253.7 million of debt repayments offset by proceeds from debt and stock issuances totaling $55.9 million and $77.5 million, respectively. The Company also used $236.9 million to pay dividends to minority interests during 2004 compared to $146.0 million and $28.8 million in 2003 and 2002, respectively. The increase in dividends paid to minority interests was due to the consolidation of Batu Hijau, which had minority interest dividends of approximately $100.7 million during 2004. Additionally, $133.3 million was used to pay dividends to common stockholders during 2004, which increased to $0.30 per common share in 2004 from $0.17 per common share in 2003. The increase in cash from financing activities in 2003 was primarily related to approximately $1.0 billion in proceeds from the issuance of 25 million shares of the Company’s common stock, proceeds of $492.8 million from borrowings under the Company’s credit facilities, $162.5 million of proceeds from the issuance of common stock on the exercise of Franco-Nevada Class B warrants and $96.8 million of proceeds from the issuance of common stock related to stock compensation plans, partially offset by $1.2 billion of debt repayments and $70.8 million of cash paid for dividends on common and preferred stock. Financing activities in 2002 included repayments of approximately $1.0 billion of debt partially offset by draw-downs on the Company’s credit facilities of $493.4 million. See Financing Activities, below.

Newmont’s contractual obligations at December 31, 2004 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(unaudited, in millions)
Debt(1)	$1,791.7	$398.7	$768.9	$243.4	$380.7
Capital lease obligations(1)	394.4	32.6	110.6	76.4	174.8
Remediation and reclamation obligations(2)	749.9	65.7	190.5	90.4	403.3
Other long-term liabilities(3)	122.2	17.9	40.2	21.7	42.4
Operating leases	24.4	4.2	11.2	5.7	3.3
Minimum royalty payments	27.5	10.2	6.9	—	10.4
Purchase obligations(4)	203.0	158.3	27.8	11.9	5.0
Other(5)	121.8	106.8	7.1	2.1	5.8

	$3,434.9	$794.4	$1,163.2	$451.6	$1,025.7

(1)	Amounts represent principal and estimated interest payments assuming no early extinguishment.
(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, the Company is required to close its operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities, see Note 15 to the Consolidated Financial Statements.
(3)	Contractual obligations for Other long-term liabilities include employee related liabilities such as severance, pension funding and other benefit plans. Pension plan funding beyond 2005 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 16 to the Consolidated Financial Statements.
(4)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.
(5)	Other contractual obligations that are not reflected in the Company’s Consolidated Financial Statements include labor and service contracts.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases as disclosed in the above table and $357.2 million of outstanding letters of credit, surety bonds and bank guarantees (see Note 11 to the Consolidated Financial Statements). Newmont also provides an undrawn contingent support line of credit to Batu Hijau of $65 million.

Batu Hijau has sales agreements to sell copper concentrates as follows (in thousands of metric tons): 930 in 2005; 685 in 2006; 650 in 2007; 625 in 2008 and 2009; and 2,725 thereafter. For information regarding these copper sales agreements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk-Hedging, Provisional Copper and Gold Sales, below.

Future Cash Flows

The Company expects to use cash for capital expenditures (see Investing Activities, below), to fund the Exploration and Merchant Banking Segments (see Results of Operations, above) and to service debt. For information on the Company’s long-term debt, capital lease obligations and operating leases, see Note 11 to the

Consolidated Financial Statements. Newmont believes it will be able to fund all existing obligations from either Net cash provided by operating activities or cash and marketable debt securities on hand. Subject to any significant adverse changes in the Company’s long-term view of gold and copper prices, the Company has both the ability and intention to fund from Net cash provided by operating activities, the exploration expenditures and Merchant Banking investments that were assumed in the valuations performed to allocate goodwill to the Exploration and Merchant Banking Segments as part of the purchase accounting for the acquisitions of Normandy and Franco-Nevada (see Critical Accounting Policies, above). The Company believes it will be able to raise funds as needed in the future as opportunities for expansion arise.

Newmont’s cash flows are expected to be impacted by variations in the spot price of gold and copper. The Company has a series of price-capped gold sales contracts under which it will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The Company also has copper collar contracts for 580.9 million pounds of copper under which it will realize a minimum and maximum price of $1.10 and $1.30 per pound, respectively, in 2005 through 2007. For information on the sensitivity of Newmont’s Net cash provided by operating activities to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Cash flows are also expected to be impacted by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian dollar. For information concerning the sensitivity of the Company’s cash costs to changes in foreign currency exchange rates, see Results of Operations, Foreign Currency Exchange Rates, above. The Company has entered into Australian dollar net zero-cost collar contracts under which it will purchase Australian dollars at a minimum average floor price of $0.568 and average maximum cap price of $0.783 per Australian dollar in 2005 and 2006. For information on the sensitivity of Newmont’s Net cash provided to operating activities to foreign currency exchange rates, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Based on Newmont’s production profile for the next three years and proven and probable reserves at December 31, 2004, without considering future additions to such reserves, Newmont expects that equity ounces sold in 2005, 2006 and 2007 will be between 6.5 and 7.0 million equity ounces. The Company does not anticipate that reasonably expected variations in gold or copper sales alone will influence its ability to pay its debt and other obligations over that period.

Investing Activities

Additions to Property, Plant and Mine Development

	Years Ended December 31,
	2004	2003	2002
	(in millions)
North America:
Nevada, USA	$168.7	$111.9	$54.6
Golden Giant, Canada	1.8	0.3	6.6
Holloway, Canada	5.2	2.8	1.2
La Herradura, Mexico	4.3	2.7	1.4

	180.0	117.7	63.8

South America:
Yanacocha, Peru	231.9	205.7	146.2
Kori Kollo, Bolivia	4.4	0.9	0.6

	236.3	206.6	146.8

Australia/New Zealand:
Pajingo, Australia	11.0	15.1	10.2
Yandal, Australia	19.5	17.4	20.7
Tanami, Australia	18.2	39.7	10.5
Kalgoorlie, Australia	27.2	14.9	8.6
Martha, New Zealand	6.6	12.3	5.3
Golden Grove, Australia	30.1	17.5	10.7
Other, Australia	6.9	2.3	2.8

	119.5	119.2	68.8

Indonesia:
Batu Hijau	34.6	N/A	N/A

Central Asia:
Zarafshan, Uzbekistan	9.3	7.7	3.9
Ovacik, Turkey	8.5	6.5	4.0

	17.8	14.2	7.9

Africa:
Akyem, Ghana	8.9	7.8	—
Ahafo, Ghana	83.4	12.9	—

	92.3	20.7	—

Corporate and Other	37.5	26.1	12.8

	$718.0	$504.5	$300.1

Capital expenditures for North American operations during 2004 primarily included $51.6 million for the development of the Leeville underground mine, $26.2 million for the development of the Phoenix Project and $20.9 million for the Mill 5 flotation plant expansion. South American capital expenditures were primarily at Yanacocha, with approximately $79.4 million for mine and leach pad expansions at the La Quinua and Yanacocha pits, $33.4 million for environmental site and regional water management projects, $46.0 million for mining equipment and $73.1 million related to other ongoing expansion work. Australia/New Zealand capital expenditures primarily included $54.0 million for mine development and reserve definition, $19.0 million for mining equipment previously leased under an operating lease at Kalgoorlie, $10.1 million for facilities and $6.6 million for mobile equipment. Batu Hijau capital expenditures were primarily for mine and plant equipment.

Capital expenditures at Ahafo were primarily for the engineering, procurement and construction of the mine and processing facilities. Akyem capital expenditures were for development activities. Corporate expenditures included $32.9 million primarily for improvements in information technology systems.

During 2003, capital expenditures for North American operations included $60.4 million for Leeville and $11.3 million for the development of the Deep Post and Midas underground mines. South American capital expenditures were primarily at Yanacocha, with approximately $93.2 million for mine and leach pad development, $24.4 million for environmental site and regional water management projects, $30.3 million for mining equipment and $57.8 million related to other ongoing expansion work. Australia/New Zealand capital expenditures included approximately $50.8 million for mine development and reserve definition and $61.2 million for equipment. Capital expenditures at Akyem and Ahafo were for developmental drilling and other development activities. Corporate expenditures included $15.1 million for improvements in information technology systems.

In 2002, capital expenditures in North America included deferred mine development of $15.3 million, primarily for the Deep Post and Midas mines, $16.4 million for development of Leeville and optimization of the Phoenix project, $5.1 million for the Lone Tree Tailings Dam expansion and other replacement capital. South America capital expenditures related primarily to Yanacocha for leach pad expansions of $69.2 million, mine development of $16.7 million, environmental expenditures of $14.3 million, carbon columns and refinery of $12.9 million and other replacement capital. Australia/New Zealand capital expenditures included approximately $26.0 million for mine development and $3.6 million for haul truck purchases at Kalgoorlie.

Newmont expects to spend approximately $1.0 to $1.3 billion on capital expenditures during 2005, with approximately 37% for North American operations, 21% for South American operations, 9% for Australia/New Zealand operations, 23% for the Ghanaian projects and the remainder at other locations. Approximately 36% of the capital budget is allocated to sustaining investments and the remaining portion is allocated to financing new project development and business improvement initiatives. New projects are being developed in Nevada-Phoenix and Leeville. Phoenix is expected to commence gold production mid-2006 and as of the 2004 year-end had proven and probable gold reserves of 8.5 million equity ounces. Total capital expenditures for Phoenix are projected to be $236 million, of which $37.1 million had been expended as of December 31, 2004. Leeville is expected to produce approximately 4.0 million ounces of gold commencing at the end of 2005. Total capital expenditures for Leeville are projected to be $220 million, of which $128.1 million had been expended as of December 31, 2004. Total capital expenditures for the power plant are projected to be approximately $400-$450 million, of which approximately $90 million is expected in 2005.

In South America, Newmont expects to spend approximately $285 million on capital expenditures in 2005. Yanacocha is expected to spend approximately $265 million primarily on mine equipment, leach pad expansions and processing facilities. Kori Kollo is expected to spend approximately $20 million on leach pads and construction of the Kori Chaca project.

Newmont has two advanced projects in Ghana, the Ahafo and Akyem projects. The Ahafo project is located in the Brong Ahafo Region of Ghana and is 100% owned by Newmont. Total development costs for Ahafo are estimated to be approximately $440 million of which approximately $100 million had been expended as of December 31, 2004. Initial production of approximately 170,000 equity ounces is expected in 2006 and proven and probable gold reserves as of the 2004 year-end were 10.6 million equity ounces, an increase of approximately 40% from 2003. Newmont has an 85% interest in the Akyem project located in the Eastern Region of Ghana. At year-end, the Akyem project had 5.4 million equity ounces of proven and probable gold reserves, an increase of approximately 25% from 2003. Newmont is currently updating and optimizing the feasibility study for Akyem with a view to making a development decision in the middle of 2005.

Other Investing Activities

Marketable debt securities.    The Company had net purchases of $601.5 million and $183.0 million of auction rate marketable debt securities during the years ended December 31, 2004 and 2003, respectively. The Company accounts for the investments as short-term available-for-sale marketable debt securities.

Marketable equity securities.    During the year ended December 31, 2004, the Company purchased marketable equity securities of Canadian Oil Sands Trust and Gabriel Resources, Ltd. for approximately $199.6 million and $19.2 million, respectively. The Company accounts for the investments as long-term available-for-sale marketable equity securities.

Sale of Ovacik.    On March 1, 2005, Newmont sold the Ovacik mine, located in western Turkey, to a subsidiary of Koza Davetiye, a listed Turkish conglomerate. Consideration for the mine included $20 million paid at closing, and various contingent payments that could total as much as $24.5 million if all conditions precedent are met.

Sale of Bronzewing.    During the third quarter of 2004, Newmont sold assets associated with the closed Bronzewing mine, including certain mining tenements and plant and equipment. In exchange for the assets, the buyer has agreed to make installment payments through March 2005 totaling A$9 million (approximately $6.2 million), of which approximately A$4.0 million ($2.9 million) had been received as of December 31, 2004, and to assume all of the reclamation and closure liabilities. Under the agreement, Newmont is entitled to a 1% net smelter return royalty on all future metal production from the property.

Sale of Midwest Uranium.    In December 2004, a wholly-owned subsidiary of Newmont sold its 20.7% interest in the Midwest Uranium Joint Venture for proceeds of $10.3 million in cash and marketable equity securities valued at $2.1 million.

Perama.    In December 2004, two wholly-owned subsidiaries of Newmont completed a sale of their combined 80% interest in Thracean Gold Mining S.A. (“TGM”), which owns the Perama Hill Project located in northeastern Greece to Frontier Pacific Mining Corporation (“Frontier”). The remaining 20% of TGM was held by S&B Industrial Minerals S.A. (“S&B”), which also sold its interest to Frontier in the same transaction. On April 5, 2004, Frontier paid an initial non-refundable deposit of $1.0 million (Newmont’s share was $0.8 million) and on December 16, 2004, the transaction closed and Frontier paid an additional $11.0 million (Newmont’s share was $8.8 million).

Martabe.    Newmont acquired its 90% interest in P.T. Newmont Horas Nauli (“PTNHN”), which owns the Martabe project, as part of the Normandy acquisition in February 2002. In March 2004, the Company signed an agreement to acquire the remaining 10% interest in PTNHN from P.T. Austindo Nusantara Jaya and South Seas Resources Pty., Ltd. An initial 5% interest was acquired during the fourth quarter of 2004, and the remaining 5% interest is expected to be purchased on exercise of an option in 2005. The purchase price for the 10% interest is $7.5 million.

Australian Magnesium Corporation.    During 2004, Newmont Australia Limited, a wholly-owned subsidiary of Newmont, entered into an agreement relating to a loan and loan guarantee involving Australian Magnesium Corporation and certain of its subsidiaries. The agreement resulted in the release of Newmont from its guarantee obligation and the release of all previously accrued and contingent liabilities. This transaction resulted in a $10.6 million gain after providing a A$30.0 million (approximately $23.2 million) subordinated loan to a subsidiary of QMC. An allowance was provided for 100% of the loan receivable from the QMC entity.

Pension Funding.    Newmont expects to fund approximately $10.0 million into its pension plans in 2005 from Net cash provided by operating activities. For additional discussion see Item 7A, Qualitative Disclosure About Market Risk, Pension and Other Benefit Plans, below, and Note 12 to the Consolidated Financial Statements.

Financing Activities

Effective January 1, 2004, the Company included Batu Hijau in its Consolidated Financial Statements, increasing debt by $848.6 million to approximately $1.9 billion. During 2004, the Company received proceeds from debt of $55.9 million and made $253.7 million in repayments of debt.

In 2002, debt increased $913.7 million related to debt assumed as part of the acquisition of Normandy, which was subsequently reduced through 2003 as the Company focused on an overall strategy to reduce debt. The Company reduced principal by approximately $700 million for early extinguishments and $600 million for scheduled payments since December 31, 2001.

During November 2003, Newmont completed an equity offering for 25.0 million shares of its common stock and received proceeds of approximately $1.0 billion. This was the only public offering during the last three years.

NYOL Debt and Derivatives Liability Extinguishments

During May 2003, Newmont, through an indirect, wholly-owned subsidiary, Yandal Bond Company Limited (“YBCL”), acquired all of NYOL’s outstanding 8 7/8% Senior Notes due 2008 and all of NYOL’s gold hedge contracts from the relevant counterparties. This transaction gave rise to a Gain on extinguishment of NYOL liabilities, net of $220.5 million, net of transaction costs, for the year ended December 31, 2003. Total cash payments to extinguish the NYOL liabilities (including costs) was $202.1 million during the year ended December 31, 2003.

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

Corporate Revolving Credit Facilities

Through July 29, 2004, the Company had three uncollateralized revolving credit facilities with a consortium of banks: a $200 million U.S. dollar-denominated revolving credit facility with an initial term of 364 days that was permitted to be extended annually to no later than October 2006; a $400 million multi-currency revolving credit facility that matured in October 2006 and provided for borrowing in U.S., Canadian and Australian dollars, and which also contained a letter of credit sub-facility; and a $150 million multi-currency revolving credit facility that was to mature in May 2005 and provided for borrowing in U.S. and Australian dollars. Interest rates and facility fees varied based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bore interest at a rate per annum equal to either the LIBOR plus a margin ranging from 0.45% to 1.25% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus a margin ranging from 0% to 0.25%. Facility fees were accrued at a rate per annum ranging from 0.10% to 0.40% of the commitment.

Effective July 30, 2004, the Company entered into a new uncollateralized $1.25 billion revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the three existing revolving credit facilities which were cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility matures July 30, 2009. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at a rate per annum equal to either LIBOR plus a margin ranging from 0.285% to 1.150% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus, in each case, a margin ranging from 0% to 0.150%. Facility fees accrue at a rate per annum ranging from 0.090% to 0.350% of the aggregate commitments. The Company also pays a utilization fee of 0.125% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. Letters of credit issued under the prior credit facilities’ letter of credit sub-facility were transferred to and remain outstanding under the new facility’s letter of credit sub-facility. At December 31, 2004, the facility fees were 0.125% of the commitment. There was $357.2 million outstanding under the letter of credit sub-facility as of December 31, 2004.

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

At the time the Company entered into the Prepaid Forward, it also entered into the Forward Purchase, with the same counterparty, to hedge the price risk with respect to the Semi-Annual Delivery Requirements. The Forward Purchase provides for semi-annual purchases of 17,951 ounces of gold on each semi-annual delivery date under the Prepaid Forward at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007. On each semi-annual delivery date, the ounces purchased under the Forward Purchase are delivered in satisfaction of the Company’s delivery requirements under the Prepaid Forward. The transaction has been accounted for as a single borrowing of $145 million, with interest accruing, based on an effective interest rate recognized over the full term of the borrowing. Scheduled repayments are $48.3 million in each of years 2005, 2006 and 2007. Using relevant future market conditions and financial models, the estimated negative fair value of these contracts was approximately $204.5 million and $208.7 million at December 31, 2004 and 2003, respectively.

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

In addition to the covenants noted above, the Company’s new revolving credit facility contains financial ratio covenants requiring the Company to maintain a net debt (total debt net of cash) to EBITDA (Earnings before interest expense, income taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt to total capitalization ratio (ratio of net debt to total capitalization, which includes owner’s equity retained earnings and fixed assets) of less than or equal to 62.5%. Furthermore, the revolving credit facility contains covenants limiting the sale of all or substantially all of the Company’s assets and a negative pledge on certain assets.

Certain of the Company’s project debt facilities contain various common project debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, change of control provisions and limitations of additional permitted debt.

At December 31, 2004, the Company and its subsidiaries were in compliance with all debt covenants and default provisions in all material respects.

Scheduled Debt Payments

Scheduled minimum debt repayments are $285.5 million in 2005, $169.5 million in 2006, $162.4 million in 2007, $236.5 million in 2008, $122.4 million in 2009 and $620.4 million thereafter. Newmont expects to be able to fund maturities of its debt from Net cash provided by operating activities and existing cash balances.

Shelf Registration Statement

In January 2004, Newmont filed with the Securities and Exchange Commission a new shelf registration statement on Form S-3 which enables it to issue debt and equity securities from time-to-time having an aggregate offering price up to $1.0 billion. Newmont also filed a shelf registration statement on Form S-4 which enables it to issue, from time-to-time in connection with future acquisitions of businesses, properties or assets, common stock and common stock warrants having an aggregate offering price of $200 million. These registration statements were declared effective on February 4, 2004.

Common Stock Offering

During November 2003, Newmont completed an equity offering for 25 million shares of its common stock under its existing shelf registration statement filed with the Securities and Exchange Commission. The proceeds of approximately $1.0 billion from this offering are being used for general corporate purposes.

Dividends

The Company paid dividends of $0.30 per common share during 2004, $0.17 per common share during 2003 and $0.12 per common share in 2002. On February 2, 2005, the Company declared a regular quarterly dividend of $0.10 per share, payable March 24, 2005 to holders of record at the close of business on March 3, 2005.

Redemption of Convertible Preferred Convertible Stock

In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 cumulative convertible preferred stock as of May 15, 2002. Pursuant to the terms of the cumulative convertible preferred stock, Newmont paid a redemption price of $50.325 per share, plus $0.8125 per share for accrued dividends at the redemption date. In settlement of the total redemption price of $51.1375 per preferred share, Newmont issued each holder of record 1.19187 shares of its common stock and cash for any remaining fractional interests. The Company paid $3.7 million in preferred stock dividends in 2002.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2004 and 2003, $410.3 million and $361.0 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. The increase in 2004 is primarily attributable to the consolidation of Batu Hijau (see Accounting Changes above).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $74.9 million and $58.6 million were accrued for such obligations at December 31, 2004 and 2003, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 81% greater or 34% lower than the amount accrued at December 31, 2004. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expenses in the period estimates are revised.

Newmont spent $19.6 million, $18.7 million, and $14.6 million in 2004, 2003, and 2002, respectively, for environmental obligations related to former, primarily historic, mining activities, and expects to spend between $18 million and $20 million in 2005. Expenditures for 2004 related primarily to legacy Normandy properties in Australia, the McCoy/Cove property in central Nevada and the Dawn mill site near Ford, Washington. Expenditures for 2003 related primarily to the Dawn mill site and the McCoy/Cove property. Expenditures for 2002 relate primarily to the Dawn mill site and the Resurrection site near Leadville, Colorado.

Included in capital expenditures were $43.1 million, $25.7 million and $14.3 million in 2004, 2003 and 2002, respectively, to comply with environmental regulations. Expenditures of between $30 million and $35 million are anticipated in 2005. Ongoing costs to comply with environmental regulations have not been a significant component of cash operating costs.

For more information on the Company’s reclamation and remediation liabilities, see Note 15 to the Consolidated Financial Statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar and global mine production levels. Changes in the market price of copper also affect Newmont’s profitability and cash flow from its investment in the Batu Hijau mine in Indonesia and its Golden Grove mine in Australia. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect Newmont’s profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to its operations in the United States, Newmont has operations in Australia, Peru, Indonesia, Canada, Uzbekistan, Bolivia, New Zealand and Mexico. The Company’s non-U.S. operations sell their metal production based on a U.S. dollar gold price. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Since the Company’s February 15, 2002 acquisition of Normandy, the Australian dollar/U.S. dollar exchange rate has had the greatest impact on the Company’s total cash costs, as measured in U.S. dollars. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian gold operations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars for such locations. No assurance can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future, or that short-term changes in the Australian dollar/U.S. dollar exchange rate will not have an impact on the Company’s profitability and cash flow. Newmont does not believe that foreign currency exchange rates in relation to the U.S. dollar have had a material impact on its determination of proven and probable reserves in the past. However, in the event that a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the Company believes that profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. For information concerning the sensitivity of the Company’s cash costs to changes in foreign currency exchange rates, see Item 7, Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition—Results of Operations—Foreign Currency Exchange Rates,” above.

Hedging

Newmont generally avoids hedging. Newmont’s philosophy is to provide shareholders with leverage to changes to gold prices by selling its gold production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with sales contracts, commodities, interest rates, and foreign currency. Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. During the year ended December 31, 2004, Newmont entered into copper option collar contracts, U.S.$/IDR forward purchase contracts and Australian dollar net zero-cost option collar contracts. Approximately 459 million pounds of copper are hedged by the copper option collar contracts, which have been designated as cash flow hedges of forecasted copper sales, and as such, changes in the fair value related to the effective portion of the hedges have been recorded in Accumulated other comprehensive income. The remainder of the copper option collar contracts are currently undesignated and are accounted for on a mark-to-market basis currently through earnings. The U.S.$/IDR forward purchase contracts and Australian dollar net zero-cost option collar contracts have been designated as cash flow hedges of future IDR and Australian dollar expenditures, respectively, and as such, changes in the market value have been recorded in Accumulated other comprehensive income.

For the years ended December 31, 2004, 2003 and 2002, a net gain of $2.3 million, $28.3 million and a net loss of $18.3 million, respectively, were included in Net income for the ineffective portion of derivative instruments designated as cash flow hedges and a net loss of zero million, $5.4 million and a net loss of $21.5 million, respectively, for the change in fair value of gold commodity contracts that do not qualify as hedges (included in Gain (loss) on derivative instruments, net). The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $6 million. The maximum period over which hedged forecasted transactions are expected to occur is 7 years.

	Expected Maturity Date or Transaction Date							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total/ Average	At December 31, 2004		At December 31, 2003
								U.S.$ (in thousands)
Gold Put Option Contracts (U.S.$ Denominated):
Ounces (thousands)	205	100	20	—	—	—	325	$(8,910)		$(11,758)
Average price	$292	$338	$397	—	—	—	$313
Silver Forward Contracts (U.S.$ Denominated):
Ounces (thousands)	1,200	50	—	—	—	—	1,250	$(1,077)		$(1,000)
Average price	$6.01	$6.50	—	—	—	—	$6.03
Copper Collar Contracts (U.S.$ Denominated):
Pounds (millions)	465.7	110.8	4.4	—	—	—	580.9	$(60,598	)(1)	N/A
Average cap price	$1.30	$1.30	$1.30	—	—	—	$1.30
Average floor price	$1.10	$1.10	$1.10	—	—	—	$1.10
Diesel Forward Purchase Contracts (U.S.$ Denominated):
Barrels (thousands)	40	—	—	—	—	—	40	$802	(1)	$599
Average price	$27.19	—	—	—	—	—	$27.19
U.S.$/IDR Forward Purchase Contracts:
U.S.$ (millions)	75.7	—	—	—	—	—	75.7	$(447)		N/A
Average rate (IDR/U.S.$)	9,384	—	—	—	—	—	9,384
Australian Dollar Zero-Cost Collar Contracts:
U.S.$ (millions)	$281.4	$134.6	—	—	—	—	$416.0	$13,438		N/A
Average cap price (U.S.$ per A$1)	$0.775	$0.800	—	—	—	—	$0.783
Average floor price (U.S.$ per A$1)	$0.577	$0.547	—	—	—	—	$0.568

(1)	The fair value does not include amounts payable ($6.8 million on copper collars) or receivable ($0.2 million on diesel forwards) on derivative contracts that have been closed out in December 2004 with the net settlement due in January 2005.
(2)	The Company had copper forward transactions as of December 31, 2003, which had a mark-to-market of negative $5.0 million.

Australian Dollar Forward Contracts

The Company had no Australian dollar forward contracts outstanding as of December 31, 2004, although a position did exist as of December 31, 2003. These positions were closed during July 2004. The fair value of these contracts as of December 31, 2003 was positive $7.7 million.

Provisional Copper and Gold Sales

For the years ended December 31, 2004, 2003 and 2002, Batu Hijau recorded gross revenues, before smelting and refining charges, of $324.8 million, $95.7 million and $65.7 million for base metals, respectively, and $28.5 million, zero and zero for gold, respectively, which were subject to final pricing adjustments. The average realized price adjustment for base metals was 13.77%, 5.07% and 1.98% for the years ended December 31, 2004, 2003 and 2002, respectively, and 0.86%, 1.13% and 0.83% for gold for the same periods.

Price-Capped Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $53.8 million was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs in 2005 through 2011. As of December 31, 2004, the current portion of $7.0 million has been reclassified to Other current liabilities. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at December 31, 2004:

	Expected Maturity Date or Transaction Date						Total/ Average
Price-capped sales contracts:	2005	2006	2007	2008	2009	Thereafter
(U.S.$ Denominated)
Ounces (thousands)	500	—	—	1,000	600	250	2,350
Average price	$350	—	—	$384	$381	$392	$377

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8 5/8% debentures and its $200 million 8 3/8% debentures. The Company receives fixed-rate interest payments at 8.625% or 8.375% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions was $200 million at December 31, 2004. Effective April 1, 2004, the Company redesignated $150 million of these contracts as new fair value hedges against portions of the 8 5/8% notes and 8 3/8% debentures. The remaining $50 million of these contracts have not been designated and changes in their fair value are recorded currently in income. Half of these contracts expire in July 2005 and half expire in May 2011. These transactions resulted in a reduction in interest expense of $5.5 million, $6.9 million and $5.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The fair value of the ineffective portions accounted for as derivative assets were $3.7 million and $5.2 million at December 31, 2004 and 2003, respectively, and the fair value of the effective portions accounted for as fair value hedges were $5.0 million and $7.7 million at December 31, 2004 and 2003, respectively.

Fixed Rate Debt

Newmont has both fixed and variable rate debt. Without considering the specialized $145 million Prepaid Forward Sales Obligation, 48% and 94% of debt was fixed and 52% and 6% was variable at December 31, 2004 and 2003, respectively. The Company has managed some of its fixed rate debt exposure by entering into interest rate swaps (see Interest Rate Swap Contracts above). The Company’s fixed rate debt exposure at December 31, 2004 and 2003 is summarized as follows:

	2004		2003
	(in millions)
Carrying value of fixed rate debt(1)		$414		$569
Fair value of fixed rate debt(1)		$463		$639
Pro forma fair value sensitivity of fixed rate debt of a +/–10 basis point interest rate change(2)	$	+/–1.4	$	+/–2.2

(1)	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant, Prepaid Forward Sales Obligation, PTNNT project financing facility, PTNNT partner loan and certain capital leases. The estimated fair value quoted above may or may not reflect the actual trading value of these instruments.
(2)	The pro forma information assumes a +/–10 basis point change in market interest rates at December 31 of each year, and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption. Actual changes in the timing and amount of interest rate variations may differ from the above assumptions.

Pension and Other Benefit Plans

Pension and other benefit plan costs can be impacted by actual results that differ from assumptions selected. These differences are reflected in financial results over future periods. Actual returns (losses) on pension assets were $19.3 million, $29.4 million and $(11.1) million in 2004, 2003 and 2002, respectively, compared to expected returns of $13.5 million, $12.1 million and $14.4 million for the same periods. If the difference between expected returns and actual results related to plan assets, combined with the gains or losses resulting from the projected benefit obligation, fall outside certain limits, the difference will be amortized into future earnings on a straight-line basis over the average remaining working life of the participants (currently 13.8 years). The following table provides details of the pension plans asset mix at December 31, 2004:

Asset Class	Actual Mix	Target Mix	Expected Rate of Return	Standard Deviation or Volatility
U.S. equity investments	46%	45%	8.8%	19.3%
International equity investments	21%	20%	10.0%	26.2%
Fixed income investments	33%	35%	6.5%	7.1%

			9.2%	10.5%

The pension plan employs three independent investment firms which invest the assets of the plan in certain approved funds that correspond to the specific asset classes and associated target allocations designated by the pension fund investment committee of the Company. Depending upon actual sector performance, the assets in the plan are periodically rebalanced to match the established target levels for the asset classes. This rebalancing may be accomplished through actual transfer of funds between asset classes and managers, or through targeted cash contributions and/or distributions. The goal of the pension fund investment program is to achieve expected rates of return consistent with the investment risk associated with the approved investment portfolio. The investment performance of the plan and that of the individual investment firms is measured against recognized market indices. This performance is monitored by an investment committee comprised of members of the Company’s management, which in turn, is advised by an independent investment consultant. The performance of the plan is reviewed annually with the audit committee of the Company’s board of directors. Contributions to the pension plans were $37.5 million, $22.4 million and $12.3 million in 2004, 2003 and 2002, respectively. Funding in 2005 is expected to be approximately $10.0 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities and Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon its assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based upon those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as at December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Newmont Mining Corporation:

We have completed an integrated audit of Newmont Mining Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its methods of (i) accounting for an investment following the adoption of FIN 46-R effective January 1, 2004; (ii) accounting for asset retirement obligations effective January 1, 2003; and (iii) accounting for depreciation, depletion and mine development, effective January 1, 2002.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Denver, Colorado

March 15, 2005

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share)
Revenues
Sales—gold, net	$3,653,563	$3,082,936	$2,566,833
Sales—base metals, net	870,622	74,820	55,321

	4,524,185	3,157,756	2,622,154
Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	1,935,863	1,655,989	1,580,347
Base metals	367,367	44,273	36,040
Depreciation, depletion and amortization	696,522	564,481	505,598
Exploration, research and development	192,409	115,238	88,886
General and administrative	115,848	130,292	115,252
Write-down of goodwill (Note 10)	51,750	—	—
Write-down of long-lived assets (Note 19)	39,265	35,260	3,652
Other	34,433	49,506	29,372

	3,433,457	2,595,039	2,359,147
Other income (expense)
(Loss) gain on investments, net (Note 4)	(39,019)	83,166	47,086
Gain (loss) on derivative instruments, net (Note 16)	2,356	22,876	(39,805)
Gain on extinguishment of NYOL liabilities, net	—	220,537	—
Loss on extinguishment of debt	(222)	(33,832)	—
Royalty and dividend income	65,824	56,319	35,718
Interest income, foreign currency exchange and other income (Note 20)	76,948	102,182	39,885
Interest expense, net of capitalized interest of $13,058, $8,945 and $5,226, respectively	(97,610)	(88,579)	(129,565)

	8,277	362,669	(46,681)
Pre-tax income before minority interest, equity income and impairment of affiliates and cumulative effect of a change in accounting principle	1,099,005	925,386	216,326
Income tax expense (Note 21)	(275,882)	(206,950)	(19,900)
Minority interest in income of subsidiaries	(335,299)	(173,178)	(97,442)
Equity loss and impairment of Australian Magnesium Corporation (Note 9)	—	(119,485)	(1,775)
Equity income of affiliates (Note 9)	2,641	84,427	53,151

Income before cumulative effect of a change in accounting principle	490,465	510,200	150,360
Cumulative effect of a change in accounting principle, net of tax of $25,382, $11,188 and $(4,147), respectively (Note 3)	(47,138)	(34,533)	7,701

Net income	443,327	475,667	158,061
Preferred stock dividends	—	—	(3,738)

Net income applicable to common shares	$443,327	$475,667	$154,323

Income before cumulative effect of a change in accounting principle per common share, basic	$1.11	$1.24	$0.40
Cumulative effect of a change in accounting principle per common share, basic	(0.11)	(0.08)	0.02

Net income per common share, basic	$1.00	$1.16	$0.42

Income before cumulative effect of a change in accounting principle per common share, diluted	$1.10	$1.23	$0.39
Cumulative effect of a change in accounting principle per common share, diluted	(0.11)	(0.08)	0.02

Net income per common share, diluted	$0.99	$1.15	$0.41

Basic weighted-average common shares outstanding	443,463	410,600	370,940

Diluted weighted-average common shares outstanding	446,511	413,723	372,975

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2004	2003
	(in thousands)
ASSETS
Cash and cash equivalents	$782,706	$1,131,072
Marketable securities and other short-term investments (Note 4)	943,162	457,543
Trade receivables	79,516	20,055
Accounts receivable	130,961	70,631
Inventories (Note 5)	264,374	225,719
Stockpiles and ore on leach pads (Note 6)	231,626	248,625
Deferred stripping costs (Note 7)	44,545	60,086
Deferred income tax assets (Note 21)	173,588	45,034
Other current assets	70,671	100,280

Current assets	2,721,149	2,359,045
Property, plant and mine development, net (Note 8)	5,360,892	3,715,457
Investments (Note 9)	386,173	733,977
Long-term stockpiles and ore on leach pads (Note 6)	524,831	305,810
Deferred stripping costs (Note 7)	79,753	30,293
Deferred income tax assets (Note 21)	491,708	404,020
Other long-term assets	180,247	106,995
Goodwill (Note 10)	3,025,935	3,042,557

Total assets	$12,770,688	$10,698,154

LIABILITIES
Current portion of long-term debt (Note 11)	$285,477	$190,866
Accounts payable	230,976	163,164
Employee-related benefits (Note 12)	134,524	136,301
Other current liabilities (Note 14)	450,028	352,202

Current liabilities	1,101,005	842,533
Long-term debt (Note 11)	1,311,260	886,633
Reclamation and remediation liabilities (Note 15)	431,500	362,283
Deferred revenue from sale of future production (Note 16)	46,841	53,841
Deferred income tax liabilities (Note 21)	476,134	272,603
Employee-related benefits (Note 12)	249,754	253,726
Advanced stripping costs (Note 7)	102,831	—
Other long-term liabilities	338,643	295,082

Total liabilities	4,057,968	2,966,701

Commitments and contingencies (Note 27)
Minority interest in subsidiaries	775,060	346,518

STOCKHOLDERS’ EQUITY
Common stock—$1.60 par value; Authorized—750 million shares Issued and outstanding—
Common: 409.9 million and 398.7 million shares issued, less 201,000 and 105,000 treasury shares, respectively	655,759	638,046
Exchangeable: 55.9 million shares issued, less 20.0 million and 12.7 million redeemed shares, respectively
Additional paid-in capital	6,524,412	6,423,278
Accumulated other comprehensive income (Note 18)	146,677	22,827
Retained earnings	610,812	300,784

Total stockholders’ equity	7,937,660	7,384,935

Total liabilities and stockholders’ equity	$12,770,688	$10,698,154

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Amount	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)
		Shares	Amount
	(in thousands)
Balance at December 31, 2001	$11,500	196,165	$313,881	$1,458,369	$(9,448)	$(274,536)
Redemption of convertible preferred stock	(11,500)	4,413	7,060	6,306	—	—
Shares issued under retirement savings plans	—	291	465	7,132	—	—
Shares issued under stock compensation plans	—	4,117	6,522	64,032	—	—
Common shares issued for acquisitions	—	141,166	225,867	2,456,630	—	—
Exchangeable shares issued for acquisitions	—	55,874	—	1,061,730	—	—
Options and warrants assumed for acquisitions	—	—	—	43,606	—	—
Shares issued in exchange for exchangeable shares	—	—	11,224	(11,224)	—	—
Net income	—	—	—	—	—	158,061
Common stock dividends	—	—	—	(48,113)	—	—
Preferred stock dividends	—	—	—	—	—	(3,738)
Unrealized loss on marketable equity securities	—	—	—	—	(12,824)	—
Foreign currency translation adjustments	—	—	—	—	3,622	—
Minimum pension liability adjustments	—	—	—	—	(28,655)	—
Changes in fair value of cash flow hedge instruments	—	—	—	—	(16,721)	—

Balance at December 31, 2002	—	402,026	565,019	5,038,468	(64,026)	(120,213)
Shares issued under retirement savings plans	—	241	386	7,809	—	—
Shares issued under stock compensation plans	—	4,094	6,829	115,893	—	—
Shares issued for the exercise of Class B warrants	—	5,253	8,405	165,192	—	—
Common shares issued for acquisitions	—	5,238	8,380	126,583	—	—
Shares issued in exchange for exchangeable shares	—	—	9,027	(9,027)	—	—
Equity offering	—	25,000	40,000	987,442	—	—
Net income	—	—	—	—	—	475,667
Common stock dividends	—	—	—	(16,089)	—	(54,670)
Dilution of AMC ownership	—	—	—	7,007	—	—
Unrealized loss on marketable equity securities	—	—	—	—	(5,044)	—
Foreign currency translation adjustments	—	—	—	—	23,183	—
Minimum pension liability adjustments	—	—	—	—	350	—
Change in fair value of cash flow hedge instruments	—	—	—	—	68,364	—

Balance at December 31, 2003	$—	441,852	$638,046	$6,423,278	$22,827	$300,784
Shares issued under retirement savings plans	—	205	328	8,411	—	—
Shares issued under stock compensation plans	—	3,510	5,615	104,493	—	—
Net income	—	—	—	—	—	443,327
Common stock dividends	—	—	—	—	—	(133,299)
Shares issued in exchange for exchangeable shares	—	—	11,770	(11,770)	—	—
Unrealized gain on marketable equity securities	—	—	—	—	123,077	—
Foreign currency translation adjustments	—	—	—	—	30,726	—
Minimum pension liability adjustments	—	—	—	—	(11,066)	—
Changes in fair value of cash flow hedge instruments	—	—	—	—	(18,887)	—

Balance at December 31, 2004	$—	445,567	$655,759	$6,524,412	$146,677	$610,812

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Operating activities:
Net income	$443,327	$475,667	$158,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	696,522	564,481	505,598
Accretion of accumulated reclamation obligations	25,535	22,610	—
Amortization of deferred stripping costs, net	4,093	(36,497)	37,195
Deferred income taxes	24,787	(36,183)	(100,290)
Foreign currency exchange gain	(9,213)	(96,971)	(14,020)
Minority interest expense	335,299	173,178	97,442
Equity loss (income) and impairment of affiliates, net of dividends	(930)	42,467	(35,595)
Write-down of inventories, stockpiles and ore on leach pads	32,786	24,945	44,439
Write-down of long-lived assets	39,265	35,260	3,652
Write-down of goodwill	51,750	—	—
Cumulative effect of change in accounting principle, net	47,138	34,533	(7,701)
Loss (gain) on investments, net	39,019	(83,166)	(47,086)
(Gain) loss on derivative instruments, net	(2,356)	(22,876)	39,805
Gain on extinguishment of NYOL liabilities, net	—	(220,537)	—
(Gain) loss on guarantee of QMC debt	(10,616)	30,000	—
Loss on extinguishment of debt	222	33,832	—
Gain on asset sales, net	(28,004)	(15,394)	(10,104)
Other operating adjustments	(58,814)	(9,079)	—
(Increase) decrease in operating assets:
Accounts receivable	68,990	5,859	24,867
Inventories, stockpiles and ore on leach pads	(23,257)	(72,828)	(9,546)
Other assets	(1,372)	(5,052)	52,383
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(69,722)	(19,096)	(44,630)
Early settlement of derivative instruments classified as cash flow hedges	—	(118,776)	(11,857)
Reclamation liabilities	(47,697)	(21,990)	2,048

Net cash provided by operating activities	1,556,752	684,387	684,661

Investing activities:
Additions to property, plant and mine development	(717,961)	(504,535)	(300,057)
Investments in marketable debt and equity securities	(1,719,995)	(189,355)	—
Proceeds from sale of marketable debt and equity securities	899,130	232,190	404,447
Cash recorded upon consolidation of Batu Hijau	82,203	—	—
Proceeds from sale of assets	51,200	5,610	28,148
Early settlement of ineffective derivative instruments	7,775	(57,556)	(21,056)
Funding of QMC loan receivable	(23,163)	—	—
Proceeds from sale of investments	—	180,000	86,656
Investments in affiliates	—	(70,072)	—
Cash consideration for acquisitions	—	(11,195)	(461,717)
Cash received from acquisitions, net of transaction costs	—	—	371,417
Other	(11,406)	34,899	4,272

Net cash (used in) provided by investing activities	(1,432,217)	(380,014)	112,110

Financing activities:
Proceeds from debt	55,921	492,841	493,371
Repayments of debt	(253,711)	(1,162,167)	(1,040,807)
Dividends paid on common and preferred stock	(133,300)	(70,759)	(49,982)
Dividends paid to minority interests	(236,917)	(145,950)	(28,844)
Proceeds from stock issuance	77,531	1,286,751	67,346
Change in restricted cash and other	15,260	—	(3)

Net cash (used in) provided by financing activities	(475,216)	400,716	(558,919)

Effect of exchange rate changes on cash	2,315	24,300	14,400

Net change in cash and cash equivalents	(348,366)	729,389	252,252
Cash and cash equivalents at beginning of year	1,131,072	401,683	149,431

Cash and cash equivalents at end of year	$782,706	$1,131,072	$401,683

See Note 23 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont” or the “Company”) predominantly operates in a single industry, namely, exploration for and production of gold and copper.

The Company’s sales result from operations in the United States, Australia, Peru, Indonesia, Canada, Uzbekistan, Turkey, Bolivia, New Zealand and Mexico. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold and copper. These commodity prices can fluctuate widely and are affected by numerous factors beyond the Company’s control.

References to “A$” refers to Australian currency, “CDN$” to Canadian currency, “CHF” to Swiss currency, “NZD$” to New Zealand currency, “IDR” to Indonesian currency, and “$” or “U.S.$” to United States currency.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; asset impairments (including impairments of goodwill, long-lived assets, and investments); write-downs of inventory to net realizable value; post employment, post retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Newmont Mining Corporation and more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights (see Note 3). The Company also includes its pro-rata share of assets, liabilities and operations for unincorporated joint ventures in which it has an interest. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximate their fair value. Cash and cash equivalents are invested in United States Treasury bills and high-quality commercial paper.

At December 31, 2004, the Company included restricted cash of $1.4 million and $66.3 million in Other current assets and Other long-term assets, respectively, primarily related to the Batu Hijau project financing facility. At December 31, 2003, the Company included restricted cash of $16.7 million and $7.2 million in Other current assets and Other long-term assets, respectively, primarily relating to project financings for Yanacocha.

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company periodically reviews and accounts for its equity method investments in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Additional information concerning the Company’s equity method investments is included in Note 9.

The Company accounts for its investments in auction rate securities in accordance with SFAS No. 115 and its policy regarding cash equivalents. Specifically, when the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as an available-for-sale marketable debt security.

Stockpiles, Ore on Leach Pads and Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. Stockpiles, ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on prevailing and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads and inventories resulting from net realizable value impairments are reported as a component of Costs applicable to sales. The current portion of stockpiles, ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads and inventories not expected to be processed within the next 12 months are classified as long-term. The major classifications are as follows:

Stockpiles

Stockpiles represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

Ore on Leach Pads

The recovery of gold from certain oxide ores is achieved through the heap leaching process. Under this method, ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contained in the ore. The resulting “pregnant” solution is further processed in a plant where the gold is recovered. For accounting purposes, costs are added to ore on leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover approximately 50% to 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. At December 31, 2004 and 2003, the weighted-average cost per recoverable ounce of gold on leach pads was $142 and $136 per ounce (unaudited), respectively. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.

The ultimate recovery of gold from a leach pad will not be known until the leaching process is concluded. Based on current mine plans, the Company expects to place the last ton of ore on its current leach pads at dates ranging from 2007 to 2021 (unaudited). Including the estimated time required for residual leaching, rinsing and reclamation activities, the Company expects that its leaching operations will terminate within approximately six years (unaudited) following the date that the last ton of ore is placed on the leach pad.

The current portion of ore on leach pads is determined based on estimates of the quantities of gold at the balance sheet date that is expected to be recovered during the next 12 months.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific mining operation, but include mill in-circuit, leach in-circuit, flotation and column cells, and carbon in-pulp inventories. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Precious Metals Inventory

Precious metals inventories include gold doré and/or gold bullion. Precious metals that are received as in-kind payments of royalties are valued at fair value on the date title is transferred to the Company. Precious metals that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrate Inventory

Concentrate inventories represent saleable copper, zinc and lead concentrate available for shipment. The Company values concentrate inventory at the average cost, including an allocable portion of mill support costs and mill depreciation. Costs are added and removed to the concentrate inventory based on tons of concentrate.

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

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces or pounds mined from proven and probable reserves. At the Company’s surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable ounces or pounds mined from proven and probable reserves. To the extent that these costs benefit the entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block or area.

Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Mineral Interests

Mineral interests include acquired mineral rights and royalty interests in production, development and exploration stage properties. The amount capitalized related to a mineral or royalty interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination.

Mineral Rights

Newmont’s mineral interests relate to production, development or exploration stage properties. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believed to potentially contain mineralized material consisting of (i) other mineralized material such as inferred material within pits; measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves; and inferred material in close proximity to proven and probable reserves; (ii) around-mine exploration potential such as inferred material not immediately adjacent to existing reserves and mineralization but located within the immediate mine area; (iii) other mine-related exploration potential that is not part of measured, indicated or inferred material and is comprised mainly of material outside of the immediate mine area; or (iv) greenfields exploration potential that is not associated with any other production, development or exploration stage property, as described above. The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. In certain limited situations, the nature of a mineral right changes from an exploration right to a mining right upon the establishment of proven and probable reserves. The Company has the ability and intent to renew mineral rights where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

Royalty Interests

Newmont’s royalty interests are generally in the form of a net smelter return (“NSR”) royalty, which provides for the payment either in cash or physical metal (“in-kind”) of a specified percentage of production less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in-kind (generally in the form of gold bullion) at the option of Newmont. As detailed further in Note 8, the Company owns royalty interests in production, development and exploration stage properties.

Asset Impairment

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production and capital, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold and other minerals that will be obtained from proven and probable reserves and all related exploration stage mineral interests (except for other mine-related exploration potential and greenfields exploration potential discussed separately below) after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such related exploration stage mineral interests will be risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. With the exception of other mine-related exploration potential and greenfields exploration potential, all assets at an operating segment are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and greenfields exploration potential, cash flows and fair values are individually evaluated based primarily on recent exploration results and recent transactions involving sales of similar properties, if any. Assumptions underlying future cash flow estimates are subject to significant risks and uncertainties.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to operations. Assumptions underlying fair value estimates are subject to significant risks and uncertainties.

Revenue Recognition

Newmont recognizes revenue, net of smelting and refining charges, from a sale when the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Revenues from silver and other by-product sales are credited to Costs applicable to sales as a by-product credit. Royalty revenue received in-kind (generally in the form of gold bullion) is recognized based on the fair value on the date that title is transferred to the Company.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the month-end spot price and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificates. The Company marks to market its provisional sales based on the forward price for the estimated month of settlement. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that the Company could be required to return a portion of the sales proceeds received based on the provisional invoice.

The Company’s sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. At December 31, 2004 and 2003, respectively, the Company had consolidated embedded copper derivatives on 226 million pounds and 91.5 million pounds, recorded at an average price of $1.44 and $1.04 per pound, respectively.

Deferred Stripping Costs

In general, mining costs are allocated to production costs, stockpiles, ore on leach pads and inventories, and are charged to Costs applicable to sales when gold or copper is sold. However, at certain open pit mines with diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a UOP basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold or pound of copper with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there could be greater volatility in the Company’s period-to-period results of operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred stripping costs are charged to Costs applicable to sales as gold and copper is produced and sold using the UOP method based on estimated recoverable ounces of proven and probable gold and copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold and copper is produced (see Note 6). The application of the deferred stripping accounting method generally results in an asset on the Consolidated Balance Sheets (Deferred stripping costs), although a liability arises on the Consolidated Balance Sheets (Advanced stripping costs) if the actual stripping ratio incurred to date is less than the expected waste-to-ore ratio over the life of the mine.

The average remaining life of the open pit mine operations where the Company defers mining costs is between six and seven years, which represents the average time period over which the deferred stripping costs will be amortized. The amortization of deferred stripping costs is reflected in the income statement over the remaining life of the open pit mine operations so that no unamortized balance remains at mine closure. The Company reviews and evaluates its deferred stripping costs for impairment when events or circumstances indicate that the related carrying amounts may not be recoverable.

Reclamation and Remediation Costs (Asset Retirement Obligations)

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2003, when the Company recorded the estimated present value of reclamation liabilities and increased the carrying amount of the related asset, which resulted in a net expense for the cumulative effect of a change in accounting principle of $34.5 million (see Note 3). Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Income and Mining Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates a net deferred income tax liability or net deferred income tax asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year. Mining taxes represent Canadian provincial taxes levied on mining operations and are classified as income taxes, as such taxes are based on a percentage of mining profits. With respect to the earnings that the Company derives from the operations of its consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of these consolidated companies.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. All monetary assets and liabilities where the functional currency is the U.S. dollar are translated at current exchange rates and the resulting adjustments are included in Interest income, foreign currency exchange and other income. The functional currency of the Canadian operations is the Canadian dollar. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) (“OCI”) in Stockholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in Interest income, foreign currency exchange and other income.

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

The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from the sale of production or outflows related to by-product credits or production costs (the “effective portion”), changes in fair value are deferred in OCI. Amounts deferred in OCI are reclassified to Sales or to Costs applicable to sales, as applicable, when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Gain (loss) on derivative instruments, net in each period.

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the accumulated OCI at the settlement date is deferred and reclassified to Sales when the originally designated hedged transaction occurs.

The fair values of derivative contracts qualifying as fair value hedges are reflected as assets or liabilities in the balance sheet. Changes in fair value are recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged asset or liability in income. Changes in the mark-to-market value of the effective portion of interest rate swaps utilized by the Company to reduce interest rate risks are recognized as a component of Interest expense, net of capitalized interest.

The fair value of all derivative contracts that do not qualify as hedges are reflected as assets or liabilities, with the change in fair value recorded in Gain (loss) on derivative instruments, net, except for changes in fair value of foreign currency exchange contracts, which are recorded in Interest income, foreign currency exchange and other income.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Expense

The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost has been recognized for its stock options. Had compensation cost for the options been determined based on market value at grant dates as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (see Recent Accounting Pronouncements), the Company’s net income and net income per common share would have been the pro forma amounts indicated below (unaudited, in millions, except per share).

	Years Ended December 31,
	2004	2003	2002
Net income applicable to common shares
As reported	$443.3	$475.7	$154.3
SFAS No. 123 expense, net of tax	(14.8)	(15.3)	(9.8)

Pro forma	$428.5	$460.4	$144.5

Net income per common share, basic
As reported	$1.00	$1.16	$0.42
SFAS No. 123 expense, net of tax	(0.03)	(0.04)	(0.03)

Pro forma	$0.97	$1.12	$0.39

Net income per common share, diluted
As reported	$0.99	$1.15	$0.41
SFAS No. 123 expense, net of tax	(0.03)	(0.04)	(0.03)

Pro forma	$0.96	$1.11	$0.38

For purposes of determining the pro forma amounts, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002, respectively: weighted-average risk-free interest rates of 3.4%, 3.7% and 3.4%; dividend yields of 0.8%, 0.5% and 0.5%; expected lives of four years, eight years and nine years; and volatility of 41%, 44% and 51%.

Earnings Per Common Share

Basic and diluted earnings per share are presented for Net income and, if applicable, for Income before the cumulative effect of a change in accounting principle. Basic earnings per share is computed by dividing Net income by the weighted-average number of outstanding common shares for the period, including the exchangeable shares (see Note 17). Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted earnings per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

Comprehensive Income

In addition to Net income, Comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, foreign currency translation adjustments, the effective portion of

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in fair value of derivative instruments that qualify as cash flow hedges and cumulative unrecognized changes in fair value of marketable securities available-for-sale or other investments, except those resulting from investments by and distributions to owners.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Newmont will adopt the provisions of SFAS No. 123R on July 1, 2005, using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after July 1, 2005. Compensation cost for the unvested portion of awards that are outstanding as of July 1, 2005 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. The effect on net income and earnings per share in the periods following adoption of SFAS No. 123R are expected to be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income and earnings per share will vary depending upon the number and fair value of options granted in 2005 compared to prior years.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material as current period costs. It also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Statement applies to inventory costs incurred in the first fiscal year beginning after June 15, 2005. Newmont has not determined the impact, if any, on the Company’s financial position or results from operations.

A committee of the Emerging Issues Task Force (“EITF”) discussed the accounting for deferred stripping costs but did not reach a consensus in 2004. The Task Force considered the recommendation that stripping costs incurred during production are a mine development cost that should be capitalized as an investment in the mine and attributed to the proven and probable reserves benefited in a systematic and rational manner. However, the Task Force directed the FASB staff to develop additional guidance about what constitutes a systematic and rational manner of attributing the capitalized costs to proven and probable reserves benefited. The Company cannot predict whether the deliberations of the EITF will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from the Company’s current practices.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2004 presentation. The most significant reclassifications were as follows:

Auction Rate Securities in the Consolidated Balance Sheet and Statement of Consolidated Cash Flows

As of December 31, 2003, the Company reclassified auction rate securities having a stated or contractual maturity date for the underlying security in excess of 90 days in its Consolidated Balance Sheet to Marketable securities and other short-term investments from Cash and cash equivalents. The impact of this reclassification

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was to increase Marketable securities and other short-term investments by $183.0 million and reduce Cash and cash equivalents by an equivalent amount. For the year ended December 31, 2003, the Company reflected the purchases and sales of such securities in investing cash flows in its Statement of Consolidated Cash Flows, which increased Net cash used in investing activities by $183.0 million. Previously, the Company had classified these types of securities as cash equivalents.

Deferred Income Taxes

Deferred income taxes in the balance sheet at December 31, 2003 have been reclassified to reflect netting current Deferred income tax assets against current Deferred income tax liabilities and netting non-current Deferred income tax assets against non-current Deferred income tax liabilities within tax jurisdictions. The effects of the reclassifications were to reduce current and non-current Deferred income tax assets by $28.6 million and $348.4 million, respectively, and reduce the current and non-current Deferred income tax liabilities by $16.5 million and $360.5 million, respectively.

Dividends Paid to Minority Interests in the Statement of Consolidated Cash Flows

For the years ended December 31, 2003 and 2002, the Company reclassified dividends paid to minority interests as a financing activity. Previously, these dividends were recorded as a reduction of Minority interest expense, which is an adjustment to reconcile net income to net cash provided by operating activities. The impact to the Statement of Consolidated Cash Flows for the years ended December 31, 2003 and 2002 was to increase Net cash provided by operating activities by $146.0 million and $28.8 million, respectively, with a corresponding increase to Net cash used in financing activities. This reclassification did not impact the amounts reported as cash and cash equivalents.

NOTE 3    ACCOUNTING CHANGES

In December 2003, the FASB issued FIN 46R, which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 31, 2003. Application for all other types of entities was required in financial statements for periods ending after March 15, 2004.

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

Upon consolidation of Batu Hijau, effective January 1, 2004, certain adjustments were recorded to the opening balance sheet of PTNNT to conform to Newmont’s accounting policies. These adjustments were recorded to change from units-of-production depreciation of processing plant and mining facilities to straight-line depreciation of such facilities and to change from allocating costs to stockpile inventories based on mining costs per ton to allocating costs based on recoverable pounds of copper equivalent contained in the various categories

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of stockpiles. The impact of these adjustments were charges of $15.1 million and $32.0 million, respectively, which have been recorded in Cumulative effect of a change in accounting principle, net of tax in the 2004 Statement of Consolidated Income.

Reclamation and Remediation (Asset Retirement Obligations)

In August 2001, the FASB issued SFAS No. 143, which established uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted on January 1, 2003. See Note 15 for complete disclosure of the impact of adopting SFAS No. 143.

Depreciation, Depletion and Amortization

In 2002, Newmont changed its accounting policy with respect to Depreciation, depletion and amortization (“DD&A”) of Property, plant and mine development, net to exclude future estimated development costs expected to be incurred for certain underground operations. In addition, the Company further revised its policy such that costs incurred to access specific ore blocks or areas are depreciated, depleted or amortized over the reserves associated with the specific ore area. The cumulative effect of this change through December 31, 2001 increased net income for 2002 by $7.7 million, net of tax of $4.1 million and increased net income by $0.02 per share.

NOTE 4    MARKETABLE SECURITIES AND OTHER SHORT-TERM INVESTMENTS

	At December 31,
	2004	2003
	(in thousands)
Marketable debt securities	$784,475	$182,950
Kinross Gold Corporation	101,458	115,302
Newmont Australia infrastructure bonds (Note 13)	—	127,674
Other	57,229	31,617

	$943,162	$457,543

(Losses) gains on investments for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Impairment of Kinross marketable equity securities	$(38,501)	$—	$—
Loss on sale of Kinross marketable equity securities	—	(7,418)	—
Gain on exchange of Echo Bay shares for Kinross marketable equity securities	—	84,337	—
Gain on sale of Lihir Gold marketable equity securities	—	—	47,298
Gain (loss) on sale of other marketable securities	(518)	6,247	(212)

(Loss) gain on investments, net	$(39,019)	$83,166	$47,086

Marketable Debt Securities

Newmont has invested a portion of its available cash balances in auction rate securities. The interest rates on these securities are reset periodically, and they trade as short-term, highly liquid investments. However, the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities are not considered a cash equivalent due to their underlying “stated” or “contractual” long-term maturity. As of December 31, 2004 and 2003, Newmont had $784.5 million and $183.0 million, respectively, invested in auction rate securities, which approximated their market value. For the years ended December 31, 2004 and 2003, the Company recorded interest income of $8.9 million and $0.1 million related to auction rate securities. The maturity dates for these securities range from 10 years to 40 years.

Marketable Securities of Kinross Gold Corporation

On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and cash proceeds of $180 million for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84.3 million on the transaction in Gain on investments, net in the Statement of Consolidated Income. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares representing approximately 66% of its investment in Kinross for total cash proceeds of $224.6 million and recorded a net loss of $7.4 million. At June 30, 2004, the fair value of the Kinross investment was $79.6 million and Newmont recognized a $38.5 million impairment of its investment in Kinross for an other-than-temporary decline in value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The remaining balance is classified as an available-for-sale marketable security at December 31, 2004.

Marketable Securities of Lihir Gold

On April 12, 2002, Newmont sold its equity holding in Lihir Gold for approximately $84 million.

NOTE 5    INVENTORIES

	At December 31,
	2004	2003
	(in thousands)
In-process	$61,451	$53,079
Concentrate	14,108	10,959
Precious metals	5,616	52,875
Materials, supplies and other	183,199	108,806

	$264,374	$225,719

The Company recorded aggregate write-downs of $19.8 million, $15.2 million and $8.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2004 were related to Golden Grove, Tanami and Pajingo and in 2003 primarily related to Golden Grove, Yanacocha, Minahasa, Zarafshan and Martha. Write-downs in 2002 primarily related to Nevada and Minahasa. Inventory write-downs are classified as components of Costs applicable to sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2004	2003
	(in thousands)
Current:
Stockpiles	$112,328	$83,113
Ore on leach pads	119,298	165,512

	$231,626	$248,625

Long-term:
Stockpiles	$394,305	$177,524
Ore on leach pads	130,526	128,286

	$524,831	$305,810

The Company recorded aggregate write-downs of $10.4 million, $7.5 million and $33.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, to reduce the carrying value of stockpiles to net realizable value. The Company also recorded aggregate write-downs of $2.6 million, $2.2 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, to reduce the carrying value of ore on leach pads to net realizable value. Stockpile write-downs in 2004 were largely related to Tanami and Ovacik. Stockpile write-downs in 2003 primarily related to Tanami, Yandal and Martha. The 2002 stockpile write-downs primarily related to Nevada. Ore on leach pads write-downs in 2004 were primarily for Kori Kollo and in 2003 and 2002 related to Nevada. Stockpile and ore on leach pads write-downs are classified as components of Costs applicable to sales.

NOTE 7    DEFERRED STRIPPING COSTS

Movements in the deferred stripping costs balance were as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Opening balance	$90,379	$55,387	$91,631
Consolidation of Batu Hijau	(67,285)	—	—
Additions	148,219	166,052	65,371
Amortization	(152,313)	(131,060)	(101,615)

Closing balance	$19,000	$90,379	$55,387

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred and advanced stripping balances are presented in the consolidated balance sheet as follows:

	At December 31,
	2004	2003
	(in thousands)
Assets:
Current	$44,545	$60,086
Long-term	79,753	30,293

	124,298	90,379

Liabilities:
Current (See Note 14)	2,467	—
Long-term	102,831	—

	105,298	—

Deferred stripping, net	$19,000	$90,379

At some of the Company’s mining operations, deferred stripping costs are charged to Costs applicable to sales as gold or copper is produced and sold using the units of production method based on estimated recoverable quantities of proven and probable gold or copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold or copper is produced. The application of the deferred stripping accounting method generally results in an asset on the Consolidated Balance Sheets (Deferred stripping costs), although a liability (Advanced stripping costs) will arise if the actual stripping ratio incurred to date is less than the expected stripping ratio over the life of the mine. The Advanced stripping costs at December 31, 2004 pertain to Batu Hijau.

The EITF is discussing the accounting for deferred stripping costs incurred during production but has not yet reached a consensus. The EITF considered the recommendation that stripping costs incurred during production are a mine development cost that should be capitalized as an investment in the mine and attributed to the proven and probable reserves benefited in a systematic and rational manner. However, the EITF directed the FASB staff to develop additional guidance about what constitutes a systematic and rational manner of attributing the capitalized costs to proven and probable reserves benefited.

See Notes 2 and 28 for additional information concerning deferred stripping.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8    PROPERTY, PLANT AND MINE DEVELOPMENT

		At December 31, 2004			At December 31, 2003
	Depreciable Life	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(in years)	(in thousands)
Land	—	$80,363	$—	$80,363	$72,000	$—	$72,000
Buildings and equipment	1–20	6,414,906	(3,434,887)	2,980,019	4,207,531	(2,659,685)	1,547,846
Mine development	1–15	1,561,636	(917,647)	643,989	1,242,383	(721,670)	520,713
Mineral interests	1–20	1,758,931	(534,293)	1,224,638	1,798,196	(430,723)	1,367,473
Asset retirement cost	1–20	194,890	(112,329)	82,561	121,588	(85,295)	36,293
Construction-in-progress	—	349,322	—	349,322	171,132	—	171,132

Total		$10,360,048	$(4,999,156)	$5,360,892	$7,612,830	$(3,897,373)	$3,715,457

Leased assets included above in property, plant and mine development	2–10	$357,588	$(189,250)	$168,338	$354,378	$(167,183)	$187,195

		At December 31, 2004			At December 31, 2003
Mineral Interests	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in years)	(in thousands)
Working interests:
Production stage	1–20	$826,267	$(444,271)	$381,996	$793,812	$(363,933)	$429,879
Development stage	—	235,411	(174)	235,237	213,801	—	213,801
Exploration stage	—	366,439	(17,266)	349,173	459,660	(17,283)	442,377

		1,428,117	(461,711)	966,406	1,467,273	(381,216)	1,086,057

Royalties:
Production stage	1–20	227,173	(50,207)	176,966	233,793	(35,365)	198,428
Development stage	—	9,483	(216)	9,267	8,824	(128)	8,696
Exploration stage	—	4,876	(896)	3,980	5,134	(935)	4,199

		241,532	(51,319)	190,213	247,751	(36,428)	211,323

Oil and gas:
Producing property	10	73,699	(21,263)	52,436	68,689	(13,079)	55,610
Exploration stage	—	15,583	—	15,583	14,483	—	14,483

		89,282	(21,263)	68,019	83,172	(13,079)	70,093

		$1,758,931	$(534,293)	$1,224,638	$1,798,196	$(430,723)	$1,367,473

In 2004, the FASB issued a FASB Staff Position (“FSP”) amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. As a result, Newmont has reclassified all of its mineral, royalty and oil and gas interests from Mineral interests and other intangible assets to Property, plant and mine development, net in its balance sheets and ceased amortization on exploration stage mineral interests prior to the commencement of production effective April 1, 2004.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9    INVESTMENTS AND EQUITY INCOME OF AFFILIATES

Investments:

	At December 31,
	2004	2003
	(in thousands)
Canadian Oil Sands Trust	$336,901	$—
Gabriel Resources Ltd.	19,434	—
European Gold Refineries	12,663	11,907
AGR Matthey Joint Venture	12,027	12,321
Batu Hijau	—	709,749
Other	5,148	—

	$386,173	$733,977

Equity Loss and Impairment of Australian Magnesium Corporation:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Australian Magnesium Corporation	$—	$(119,485)	$(1,775)

Equity Income of Affiliates:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Batu Hijau	$—	$82,892	$42,119
TVX Newmont Americas	—	810	9,737
Echo Bay	—	—	(380)
European Gold Refineries	1,224	—	—
AGR Matthey Joint Venture	1,417	725	1,675

	$2,641	$84,427	$53,151

Marketable Equity Securities

During the year ended December 31, 2004, the Company purchased marketable equity securities of Canadian Oil Sands Trust and Gabriel Resources, Ltd. for approximately $199.6 million and $19.2 million, respectively. The Company accounts for the investments as available-for-sale.

Batu Hijau

Effective January 1, 2004, Newmont consolidated Batu Hijau (see Note 3). For the years ended December 31, 2003 and 2002, the Company accounted for its investment in Batu Hijau using the equity method of accounting.

Equity income in Batu Hijau was $82.9 million for the year ended December 31, 2003 (based on 56.25% of Batu Hijau’s net income equal to $56.7 million, plus $6.8 million for the elimination of intercompany interest,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$9.7 million of intercompany management fees, the cumulative effect of $8.0 million related to the adoption of SFAS No. 143, and other adjustments of $1.7 million). The equity income in Batu Hijau was $42.1 million in 2002 (based on 56.25% of Batu Hijau’s net income equal to $19.3 million plus $8.5 million for the elimination of intercompany interest, $10.5 million for intercompany management fees, and $3.8 million for other items).

Following is summarized financial information for NTP based on accounting principles generally accepted in the United States of America. The results of operations and assets and liabilities of NTP are not reflected in the Company’s Consolidated Financial Statements. As described above, the Company accounted for NTP as an equity investment during 2003 and 2002.

	Years Ended December 31,
	2003	2002
	(in thousands)
Copper revenues, net of smelting and refining costs	$424,673	$359,686
Gold revenues, net of smelting and refining costs	$206,450	$149,845
Gross profit(1)	$230,192	$117,343
Income before cumulative effect of a change in accounting principle	$115,012	$35,477
Net income	$100,794	$35,477

(1)	Gross profit represents Revenues, net of smelting and refining costs, less Production costs and Depreciation, depletion and amortization.

At December 31, 2003
(in thousands)
Current assets	$324,958
Property, plant and mine development, net	$1,761,473
Other assets	$372,070
Debt and related interest to partners and affiliates	$258,182
Other current liabilities	$206,132
Debt—third parties (including current portion)	$739,812
Other liabilities	$176,649

TVX Newmont Americas and Echo Bay Mines Ltd.

On January 31, 2003, Kinross, Echo Bay and TVX Gold were combined. Under the terms of the combination and acquisition, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and received cash proceeds of $180 million for its interest in TVX Newmont Americas. Newmont recorded a pre-tax gain on the transactions of $84.3 million (see Note 4).

Australian Magnesium Corporation

At December 31, 2002, Newmont’s interest in Australian Magnesium Corporation (“AMC”) was composed of a 22.8% equity and voting interest and a loan receivable in the amount of A$38 million (approximately $20.1 million) including interest.

During the year ended December 31, 2003, the Company recorded losses of $119.5 million related to its investment in AMC composed of the following: (i) 2003 losses of $0.07 million representing Newmont’s proportionate share of AMC’s 2003 losses; (ii) second quarter of 2003 losses resulting from a restructuring agreement of (a) $72.7 million representing the book value of its investment at June 30, 2003; (b) $24.8 million for a loan receivable from AMC; (c) $10 million charge to settle Newmont’s guarantee of the obligation payable

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by AMC to Ford Motor Credit; (d) $6.6 million related to a contingent credit facility; and (e) $1.1 million related to various other items, offset by a $7.4 million income tax benefit; and (iii) a first quarter of 2003 loss for an other-than-temporary decline in value of the investment of approximately $11.0 million.

During the fourth quarter of 2003, Newmont sold its entire interest in AMC for a nominal amount to Deutsche Bank AG (“Deutsche Bank”) and to Magtrust Pty Ltd (“Magtrust”), a company owned and controlled by the directors of AMC. As a result of these transactions, Deutsche Bank and Magtrust acquired interests in AMC of approximately 6.8% and 19.9%, respectively. As part of the sales agreement, Deutsche Bank agreed to pay Newmont 90% of the sales proceeds received from any sale of the AMC shares. During the year ended December 31, 2004, Deutsche Bank sold all the shares of AMC subject to the sales agreement, which resulted in A$2.8 million (approximately $2.0 million) in proceeds payable to Newmont, which was recorded in Gain on investments, net. See Note 20 for discussion regarding the release of Newmont from its guarantee obligation.

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

The formation of EGR resulted in joint management by Newmont and the Swiss residents and required approximately CHF30.0 million ($23.8 million) in funding, which was contributed pro-rata by each partner in equal portions of debt and equity, of which Newmont’s share was CHF15.0 million ($11.9 million). Newmont accounts for its investment in EGR using the equity method of accounting. Newmont has no guarantees related to this investment.

AGR Matthey Joint Venture

Prior to the fourth quarter 2002, Newmont held a 50% interest in Australian Gold Refineries (“Old AGR”), a joint venture with the West Australian Mint. In October 2002, Newmont and the West Australian Mint combined their respective interests in Old AGR with Johnson Matthey (Australia) Ltd. to create a new joint venture known as AGR Matthey Joint Venture (“AGR”), in which Newmont now holds a 40% interest. Newmont has no guarantees related to this investment. Newmont received dividends of $1.7 million, $2.1 million and $0.9 million during 2004, 2003 and 2002, respectively, from its interests in AGR and Old AGR. See also Note 22 for details of transactions between Newmont and AGR.

NOTE 10	ACQUISITIONS AND MERGERS

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Newmont NFM Limited Scheme of Arrangement

On April 2, 2003, the shareholders of Normandy NFM Limited (an Australian corporation trading at that time as “Newmont NFM” on the Australian Stock Exchange or “ASX”) voted to approve a proposed scheme of arrangement under which Newmont NFM would become an indirect, wholly-owned subsidiary of Newmont Mining Corporation, through the acquisition of the remaining minority interest of Newmont NFM. Under the terms of the scheme, Newmont NFM shareholders could elect to receive 4.40 ASX listed Newmont Mining Corporation CHESS Depositary Interests (“CDIs”), with each CDI equivalent to 0.1 Newmont Mining Corporation share of common stock. As an alternative to receiving Newmont Mining Corporation CDIs, shareholders could sell their Newmont NFM shares back to Newmont NFM under a concurrent buy-back offer of A$16.50 per Newmont NFM share. On April 29, 2003, Newmont Mining Corporation issued 4,437,506 shares of common stock to the CHESS Depository Nominees Pty Ltd, and in turn, 44,375,060 CDIs were issued to former Newmont NFM shareholders. The market value of the newly issued Newmont Mining Corporation shares was approximately $105 million. The market value of the issued equity securities, together with the cash consideration paid to those shareholders who elected to accept the buy-back offer of approximately $10 million (including transaction costs), resulted in a total purchase price of approximately $115 million. The transaction was accounted for as a purchase of minority interest in accordance with SFAS No. 141 in the second quarter of 2003 and gave rise to goodwill of $93.3 million.

Normandy and Franco-Nevada

On February 16, 2002, pursuant to a Canadian Plan of Arrangement, Newmont acquired 100% of Franco-Nevada Mining Corporation Limited (“Franco-Nevada”) in a stock-for-stock transaction in which Franco-Nevada common stockholders received 0.8 of a share of Newmont common stock, or 0.8 of a Canadian exchangeable share (exchangeable for Newmont common shares), for each common share of Franco-Nevada. The exchangeable shares are substantially equivalent to Newmont common shares. On February 20, 2002, Newmont obtained control of Normandy Mining Limited (“Normandy”) through a tender offer for all of the ordinary shares of Normandy. For accounting purposes, the effective date of the Normandy acquisition was the close of business on February 15, 2002, when Newmont received an irrevocable tender from shareholders for more than 50% of the outstanding shares of Normandy. Accordingly, the results of operations of Normandy and Franco-Nevada have been included in the accompanying Consolidated Financial Statements from February 16, 2002 forward. On February 26, 2002, when the tender offer for Normandy expired, Newmont controlled more than 96% of Normandy’s outstanding shares. Newmont exercised its rights to acquire the remaining shares of Normandy in April 2002. Consideration paid for Normandy included 3.85 shares of Newmont common stock for every 100 ordinary shares of Normandy (including ordinary shares represented by American depository receipts) plus A$0.50 per Normandy share, or the U.S. dollar equivalent of that amount for Normandy stockholders outside Australia. Following the acquisitions, Normandy was renamed Newmont Australia Limited and Franco-Nevada was renamed Newmont Mining Corporation of Canada Limited.

The purchase price for these acquisitions totaled $4.3 billion, comprised of 197.0 million Newmont shares (or share equivalents), $461.7 million in cash and approximately $90.3 million of direct costs. The acquisitions were accounted for using the purchase method of accounting whereby identifiable assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The excess of the purchase price over such fair value was recorded as goodwill and, in accordance with SFAS No. 142, was assigned to specific reporting units. The acquisitions resulted in approximately $3.0 billion of goodwill, primarily related to the merchant banking business, exploration programs and expertise, and expected synergies.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of goodwill by reporting unit as of December 31, 2004 and 2003 and changes in the carrying amount of goodwill are summarized in the following table (in millions):

	Nevada	Australia/ New Zealand	Exploration	Merchant Banking	Consolidated
Balance at January 1, 2003	$40.9	$229.2	$1,129.5	$1,625.0	$3,024.6
Purchase price allocation for Newmont NFM Scheme of Arrangement	—	93.3	—	—	93.3
Reversal of valuation allowances for acquired deferred tax assets	—	(43.8)	—	—	(43.8)
Change in estimate of pre-acquisition tax contingency and other …	—	—	—	(31.5)	(35.1)

Balance at December 31, 2003	40.9	278.7	1,129.5	1,593.5	3,042.6
Change in estimate of pre-acquisition tax contingency …	—	(4.8)	—	39.9	35.1
Pajingo impairment charge	—	(51.8)	—	—	(51.8)

Balance at December 31, 2004	$40.9	$222.1	$1,129.5	$1,633.4	$3,025.9

During the year ended December 31, 2004, annual testing for impairment pursuant to SFAS No. 142 (comparison of implied goodwill value to carrying value) resulted in a charge against goodwill for the Pajingo operation (Australia/New Zealand segment) of $51.8 million. The impairment resulted from a reevaluation of future production and operating costs that indicated lower grade material and higher future operating costs. The Company also adjusted valuation allowances, originally recorded as part of the purchase price allocation for the acquisitions of Normandy and Franco-Nevada, for deferred tax assets related to capital loss carry-forwards in the Australia/New Zealand Segment for the Tanami operation and in the Merchant Banking Segment.

During the year ended December 31, 2003, the Company allocated $45.8 million and $47.5 million of goodwill arising from the Newmont NFM Scheme of Arrangement to the Tanami and Martha operations in the Australia/New Zealand Segment, respectively, based on synergies that were expected to be realized at each mine site reporting unit. The Company also reversed valuation allowances for deferred tax assets related to capital loss carry-forwards in Australia due to capital gains generated by the sale of its interest in TVX Newmont Americas, the loss of tax attributes from the extinguishment of NYOL bonds (Note 11), and tax benefits arising from the completion of the Newmont NFM Scheme of Arrangement. The valuation allowances were originally recorded as part of the purchase price allocation for the acquisitions of Normandy and Franco-Nevada and were therefore reversed against goodwill. In addition, during the year ended December 31, 2003, the Company revised its estimate for probable loss relating to a pre-acquisition tax contingency accrual that was originally recorded as part of the purchase price allocation for the acquisition of Normandy and Franco-Nevada.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11    DEBT

	At December 31,
	2004		2003
	Current	Non-Current	Current	Non-Current
	(in thousands)
Sale-leaseback of refractory ore treatment plant	$12,677	$274,080	$11,665	$285,314
8 3/8% debentures, net of discount	50,371	—	—	52,882
8 5/8% debentures, net of discount	—	223,767	—	228,141
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	120,492	—	120,881
Newmont Australia 7 1/2% guaranteed notes, net of premium	19,577	—	—	19,708
Medium-term notes	—	—	17,000	—
Newmont Australia infrastructure bonds	—	—	130,228	—
Prepaid forward sales obligation	48,333	96,667	—	145,000
Interest rate swaps	(336)	(4,708)	—	(7,717)
PTNNT project financing facility	86,729	566,353	—	—
PTNNT partner loan	52,795	—	—	—
Project financings, capital leases and other	15,331	34,608	31,973	42,424

	$285,477	$1,311,260	$190,866	$886,633

Scheduled minimum debt repayments are $285.5 million in 2005, $169.5 million in 2006, $162.4 million in 2007, $236.5 million in 2008, $122.4 million in 2009, and $620.4 million thereafter.

Sale-Leaseback of the Refractory Ore Treatment Plant

In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada. The transaction was accounted for as debt and the cost of the refractory ore treatment plant was recorded as a depreciable asset. The lease term is 21 years and aggregate future minimum lease payments, which include interest, were $400.6 million and $430.3 million at December 31, 2004 and 2003, respectively. Future minimum lease payments are $29.7 million in 2005, $35.5 million in 2006, $36.3 million in the years 2007 through 2009 and $226.1 million thereafter. The lease includes purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. In connection with this transaction, the Company entered into certain interest rate hedging contracts that were settled for a gain of $11.0 million, which is recognized as a reduction of interest expense over the term of the lease. Including this gain, the effective interest rate on the borrowing is 6.15%. The related asset is specialized, therefore it is not practicable to estimate the fair value of this debt.

8 3/8% Debentures

Uncollateralized debentures bearing an annual interest rate of 8.375% Senior Debentures due 2005 in an aggregate principal amount of $200 million were outstanding at January 1, 2003. During the first quarter of 2003, the Company repurchased $23.0 million of these debentures resulting in a Loss on extinguishment of debt of $2.6 million. Subsequently on October 10, 2003, Newmont announced that its wholly-owned subsidiary, Newmont USA Limited, had initiated a tender offer for any and all of its 8 3/8% Debentures totaling $177.0 million of principal. The offer expired on November 7, 2003. The purchase price for each $1,000 principal amount of the Senior Debentures was $1,103.8, plus accrued but unpaid interest up to, but not

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including, the settlement date. Holders who validly tendered (and did not withdraw) their Senior Debentures on October 24, 2003 received an early tender fee of $10.00 per $1,000 principal amount payable upon consummation of the offer included in the purchase price. Holders who validly tendered after the October 24, 2003 deadline but before the expiration date received the purchase price, but not the $10.00 early tender fee, upon consummation of the offer. As of the expiration date, approximately $125.0 million of the $177.0 million of principal had been tendered resulting in a Loss on extinguishment of debt of $8.6 million. At December 31, 2003, $148.0 million of total principal had been repurchased. The calculation of the Loss on extinguishment of debt included the proportional write-off of capitalized debt issue costs, discounts and the mark-to-market of the underlying debt resulting from fair value hedge accounting (see Interest Rate Swaps below). Interest on the remaining outstanding balance is payable semi-annually in January and July. The costs related to the issuance of the debentures were capitalized and the remaining portion is amortized to interest expense over the term of the debentures. The interest rate swap discussed below is considered a fair value hedge applicable to this debt and is therefore marked-to-market. Using prevailing interest rates on similar instruments, the estimated fair value of these debentures was approximately $51.8 million and $56.6 million at December 31, 2004 and 2003, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

8 5/8% Debentures

In May 2001, Newmont issued uncollateralized debentures with a principal amount of $275.0 million due May 2011 bearing an annual interest rate of 8.625%. During the first quarter of 2003, the Company repurchased $52.3 million of these debentures resulting in a Loss on extinguishment of debt of $11.6 million. The calculation of the Loss on extinguishment of debt included the proportional write-off of capitalized debt issue costs, discounts and the mark-to-market of the underlying debt resulting from fair value hedge accounting (see Interest Rate Swaps below). Interest on the remaining outstanding balance is payable semi-annually in May and November and the debentures are redeemable prior to maturity under certain conditions. The costs related to the issuance of the debentures were capitalized and the remaining balance is amortized to interest expense over the term of the debentures. The interest rate swap discussed below is considered a fair value hedge applicable to this debt and is therefore marked-to-market. Using prevailing interest rates on similar instruments, the estimated fair value of these debentures was $271.5 million and $275.7 million at December 31, 2004, and 2003, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

Newmont Australia 7 5/8% Notes

In July 1998, Normandy Finance Limited (“NFL”) a subsidiary of Normandy Australia Limited, now Newmont Australia Limited (“NAL”) issued $150.0 million of ten year 7 5/8% notes guaranteed by NAL. In conjunction with the Normandy acquisition, NFL and NAL were acquired by Newmont in February 2002. Interest on the notes is paid semi-annually in arrears in January and July. The notes were recorded at their fair values at February 15, 2002 as part of the purchase accounting for the acquisition of Normandy. During the first quarter of 2003, the Company repurchased $30.9 million of these notes resulting in a Loss on extinguishment of debt of $4.4 million. The estimated fair value of these notes approximates the carrying value at December 31, 2004 and was $137.3 million at December 31, 2003. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this instrument.

Newmont Australia 7 1/2% Notes

In July 1998, NFL issued $100.0 million of seven year 7 1/2% notes guaranteed by NAL. The notes were recorded at their fair values at February 15, 2002 as part of the purchase accounting for the acquisition of Normandy. During 2003, the Company repurchased $80.5 million of these notes resulting in a Loss on

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extinguishment of debt of $6.4 million. Interest on the notes is paid semi-annually in arrears in January and July. The estimated fair value of these notes approximated carrying value at December 31, 2004 and was $21.0 million at December 31, 2003.

Medium-Term Notes

Uncollateralized notes with a principal amount of $17.0 million maturing on various dates in 2004 were outstanding at December 31, 2003. The annual weighted interest rate was 7.92% during the year ended December 31, 2003. Interest was payable semi-annually in March and September and the notes were not redeemable prior to maturity.

Newmont Australia Infrastructure Bonds

In June 1996, NP Finance Limited and GPS Finance Limited, wholly-owned subsidiaries of NAL, issued A$111.9 million (approximately $83.9 million) and A$21.9 million (approximately $16.4 million), respectively, of 7.906%, fifteen-year bonds at a premium to fund certain gas pipeline and power station projects. The bonds were issued at a premium due to unique tax-related benefits available to the bondholders and the issuer under Australian tax regulations. Interest was accrued and capitalized semi-annually in arrears in June and December of each year. Concurrently, with the issue of the Infrastructure Bonds described above, GMK Investments Pty Ltd (“GMKI”), a wholly-owned subsidiary of NAL, entered into an offsetting transaction, making payments to Deutsche Bank Aktiengesellschaft (“DBA”) equal to the face value of the bonds in return for DBA agreeing to purchase the bonds from each holder of the bonds in June 2004 and to sell those bonds to GMKI for a nominal amount at that time. The receivable from DBA also accrued interest receivable at 7.906% and such interest is capitalized semi-annually in arrears in June and December of each year. In June 2004, DBA purchased the infrastructure bonds issued by GPS Finance Limited and transferred such bonds to GMKI. The forward purchase arrangement with DBA relating to the bonds issued by NP Finance was extended to June 2011 because certain tax-related benefits were still available to the bondholders. Subsequently, GMKI assigned its right to the forward purchase asset relating to the bonds issued by NP Finance to Newmont Pipelines Pty Ltd (“Newmont Pipelines”), a wholly-owned subsidiary of NAL, which then sold both NP Finance and Newmont Pipelines to a third party for cash consideration of A$4.5 million. The June 2004 transactions described above resulted in the full extinguishment of both the infrastructure bonds obligation and asset, and Newmont recognized a gain on extinguishment of $4.7 million during the year ended December 31, 2004 in Interest income, foreign currency exchange and other income.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time the Company entered into the Prepaid Forward, it also entered into the Forward Purchase, with the same counterparty, to hedge the price risk with respect to the Semi-Annual Delivery Requirements. The Forward Purchase provides for semi-annual purchases of 17,951 ounces of gold on each semi-annual delivery date under the Prepaid Forward at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007. On each semi-annual delivery date, the ounces purchased under the Forward Purchase were delivered in satisfaction of the Company’s delivery requirements under the Prepaid Forward. The transaction has been accounted for as a single borrowing of $145 million, with interest accruing, based on an effective interest rate recognized over the full term of the borrowing. Scheduled repayments are $48.3 million in each of the years 2005, 2006 and 2007. Using relevant future market conditions and financial models, the estimated negative fair value of these contracts was approximately $204.5 million and $208.7 million at December 31, 2004 and 2003, respectively.

Interest Rate Swaps

During the last half of 2001, the Company entered into contracts to hedge the interest rate risk exposure on portions of its $275.0 million 8 5/8% debentures and its $200 million 8 3/8% debentures. The Company receives fixed-rate interest payments at 8 5/8% or 8 3/8% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 4.25%. The notional principal amount of these transactions was $200 million at December 31, 2004. Effective April 1, 2004, the Company redesignated $150 million of these contracts as new fair value hedges against portions of the 8 5/8% notes and the 8 3/8% debentures. The remaining $50 million of these contracts have not been designated and changes in their fair value are recorded currently in income. Half of these contracts expire in July 2005 and half expire in May 2011. See Note 16.

PTNNT Project Financing Facility

On May 9, 2002, P.T. Newmont Nusa Tenggara (“PTNNT”) completed a restructuring of its project financing facility (Senior Debt), which is non-recourse to Newmont. The scheduled repayments of this debt are semi-annual installments of $43.4 through November 2010 and $22.1 million from May 2011 through November 2013. PTNNT deferred $86.8 million of principal payments in 2002 as provided for by the restructured facility. The deferred principal was completely repaid during 2003 and all scheduled 2003 and 2004 payments were made. Amounts outstanding under the project financing were $653.1 million at December 31, 2004.

The project financing facility is non-recourse to Newmont and substantially all of Batu Hijau’s assets are pledged as collateral. The carrying value of the property, plant and mine development was $1,518.6 million at December 31, 2004. Under the terms of the project financing facility, PTNNT maintains an escrow account for the next interest and principal installment due. Such amount totaled $58.3 million at December 31, 2004 and was included in Other long-term assets. The facility contains certain covenants that limit indebtedness and restricted payments to partners, among others. In addition, PTNNT must maintain certain financial ratios. At December 31, 2004, PTNNT was in compliance with these covenants.

The interest rate was based on blended fixed and floating rates, and at current market rates on December 31, 2004, the weighted average interest rate approximated the London InterBank Offering Rate (“LIBOR”) plus 2.3%. The weighted average interest rates were 5.1%, 4.7% and 5.0% during 2004, 2003 and 2002, respectively, and the interest rates were 5.2% and 4.7% at December 31, 2004 and 2003, respectively. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PTNNT Partner Loans

PTNNT has shareholder subordinated loan agreements (“Sponsor Loans”) with Newmont Indonesia Limited (“NIL”), a wholly-owned subsidiary of Newmont, and Nusa Tenggara Mining Corporation (“NTMC”) with substantially the same terms for each shareholder. Total principal outstanding under these Sponsor Loans was approximately $120.7 million and $248.6 million as of December 31, 2004 and 2003, respectively. Of this amount, 43.75% or approximately $52.8 million and $108.8 million at December 31, 2004 and 2003, respectively, was due to NTMC, an unrelated third-party, and is non-recourse to Newmont, with the remainder payable to a subsidiary consolidated by Newmont. Payments of $56.0 million were made to NTMC during 2004. Borrowings under the Sponsor Loans are guaranteed by NTP and are payable on demand, subject to the Senior Debt subordination terms. Through December 31, 2003, the interest rate was based on the annual Singapore InterBank Offering Rate (“SIBOR”) and the interest rate on any unpaid interest was based on the annual SIBOR rate plus 1%. Effective January 1, 2004, the Sponsor Loans were amended such that the annual interest rates are based on SIBOR rate plus 3% for principal and SIBOR rate plus 4% for any unpaid accrued interest. The weighted average interest rate and the rate at December 31, 2004 were 4.5% and 5.7%, respectively. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

Newmont and its partner provide a contingent support line of credit to PTNNT. No funding was required in 2004. Available additional support from NTP’s partners was $65.0 million, of which Newmont’s pro-rata share was $36.6 million, at December 31, 2004.

NYOL 8 7/8% Notes

During May 2003, Newmont, through an indirect, wholly-owned subsidiary, Yandal Bond Company Limited (“YBCL”), made an offer to acquire all of NYOL’s outstanding 8 7/8% Senior Notes due 2008. These Notes were subsequently extinguished in connection with the Voluntary Administration of NYOL.

This transaction gave rise to a gain of $114.0 million, net of transaction costs, for the year ended December 31, 2003. Total cash payments to extinguish the NYOL bonds (including costs) was $98.5 million during the year ended December 31, 2003.

Project Financings

Yanacocha

$100 million Credit Facility.    In December 1999, Yanacocha entered into a $100.0 million credit facility (a $20 million A Tranche and an $80 million B Tranche) with the International Finance Corporation (“IFC”). At December 31, 2004, $30 million was outstanding in total with $10 million outstanding under the A Tranche and $20 million outstanding under the B Tranche. The A Tranche had a five-year revolving availability period and converted into a five-year term loan in December 2004. The B Tranche had a three-year revolving availability period that converted to a four-year term loan in December 2002. Initial drawdowns under the loan were used for development of the La Quinua project; however, the loan accommodated repayments during the revolving availability period and subsequent borrowings were used for other purposes. Interest applicable to the A Tranche is based on LIBOR plus 2.375%. Interest applicable to the B Tranche is based on LIBOR plus 2.5%. Certain Yanacocha assets collaterize the loans.

The A Tranche interest rate was 4.9% and 3.5% at December 31, 2004 and 2003, respectively. The weighted-average rate was 3.8% and 4.3% for 2004 and 2003, respectively. The B Tranche interest rate was

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.0% and 3.4% at December 31, 2004 and 2003, respectively. The weighted-average rate was 4.0% and 3.7% for 2004 and 2003, respectively. The outstanding amount under this credit line was $30.0 million and $40.0 million at December 31, 2004 and 2003, respectively. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2004 and 2003.

$50 million Credit Facility.    In June 2004, Yanacocha amended its $40 million line of credit with Banco de Credito del Peru to extend the term of the facility to June 2007, reduce the applicable interest rate and increase the facility to $50 million. The interest rate is LIBOR plus 0.65% through June 2005 and LIBOR plus 2% thereafter. The interest rate under the previous agreement was LIBOR plus 0.75% through June 2004. The weighted-average interest rate was 2.8% for 2002. During 2004, Yanacocha borrowed $35.5 million and repaid $35.5 million of the total line of credit. There were no outstanding amounts under this credit line at December 31, 2004 and 2003.

Trust Certificates.    Yanacocha issued debt in 1999 through the sale of $100.0 million 8.4% Series A Trust Certificates to various institutional investors. In June 2004, the Trust Certificates were paid in full. At December 31, 2003, $16.0 million was outstanding under the financing. Interest on the Certificates was fixed at 8.4% and repayments occurred quarterly through June 2004. The Certificates were collateralized by certain of Yanacocha assets, certain restricted funds and also were specifically collateralized by future gold sales, through a trust agreement with the Bank of New York.

$20 million Credit Facility.    In June 2004, Yanacocha entered into a $20 million credit facility with BBV Banco Continental that expires in June 2005. The interest rate is LIBOR plus 0.7%. There was no outstanding balance at December 31, 2004. During the year no amounts were borrowed under this revolving line of credit.

All Yanacocha debt is non-recourse to the Company and the $100 million Credit Facility is collateralized by substantially all of Yanacocha’s operating property, plant and mine development; see above for specific collateral on the Trust Certificates. The carrying value of the property, plant and mine development was $851.9 million and $762.7 million at December 31, 2004 and 2003, respectively. Under the terms of the Trust Certificates loan, Yanacocha maintained an escrow account for the next interest and principal installment due. Such amount totaled $16.7 million as of December 31, 2003. The escrow account amount was included in Other current assets.

Zarafshan-Newmont

In December 2000, Zarafshan-Newmont entered into a $30.0 million loan with the European Bank for Reconstruction and Development (“EBRD”), of which $15.0 million was Newmont’s share, primarily for capital expansion. Newmont’s portion of the outstanding amount on this loan was $11.0 million and $13.1 million at December 31, 2004 and 2003, respectively. The interest rate is based on the three-month LIBOR plus 3.25%. The interest rate was 5.3% and 4.4% at December 31, 2004 and 2003 and the weighted-average interest rate was 4.6% and 4.7% for 2004 and 2003, respectively. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2004 and 2003. In July 2004, Zarafshan-Newmont entered into a supplemental agreement with the EBRD that provided for the loan facility to be repaid in 13 semi-annual payments, beginning July 2004 and ending July 2010, the first five to be made at $0.5 million and the remainder at $2.5 million. In addition, the minimum balance of the escrow account requirement was increased to $3.75 million to ensure the timely payments of principal and interest.

The assets of Zarafshan-Newmont collateralized the loan (with carrying values of approximately $205.7 million and $193.7 million at December 31, 2004 and 2003, respectively). In addition, the Company has

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guaranteed 50% of the loans and the Uzbek partners have guaranteed the other 50%. Under the terms of the EBRD facility, certain payments, including payment of any distribution of capital or disbursement of funds not directly related to expenses of the project, are not permitted unless certain conditions and financial ratios are met.

Corporate Revolving Credit Facilities

Through July 29, 2004, the Company had three uncollateralized revolving credit facilities with a consortium of banks: a $200 million U.S. dollar-denominated revolving credit facility with an initial term of 364 days that was permitted to be extended annually to no later than October 2006; a $400 million multi-currency revolving credit facility that matured in October 2006 and provided for borrowing in U.S., Canadian and Australian dollars, and which also contained a letter of credit sub-facility; and a $150 million multi-currency revolving credit facility that was to mature in May 2005 and provided for borrowing in U.S. and Australian dollars. Interest rates and facility fees varied based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bore interest at a rate per annum equal to either the LIBOR plus a margin ranging from 0.45% to 1.25% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus a margin ranging from 0% to 0.25%. Facility fees were accrued at a rate per annum ranging from 0.10% to 0.40% of the commitment.

Effective July 30, 2004, the Company entered into a new uncollateralized $1.25 billion revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the three existing revolving credit facilities which were cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility matures July 30, 2009. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at a rate per annum equal to either LIBOR plus a margin ranging from 0.285% to 1.150% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus, in each case, a margin ranging from 0% to 0.150%. Facility fees accrue at a rate per annum ranging from 0.090% to 0.350% of the aggregate commitments. The Company also pays a utilization fee of 0.125% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. Letters of credit issued under the prior credit facilities’ letter of credit sub-facility were transferred to and remain outstanding under the new facility’s letter of credit sub-facility. At December 31, 2004, the facility fees were 0.125% of the commitment. There was $187.1 million outstanding under the letter of credit sub-facility as of December 31, 2004.

Debt Covenants

Certain of Newmont’s current debt facilities contain various common public debt covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions. These debt instruments include the medium term notes, 8 5/8% debentures, 8 3/8% debentures and the sale-leaseback of the refractory ore treatment plant. None of the aforementioned public debt instruments contain financial ratio covenants or credit rating provisions that could be anticipated to create liquidity issues for the Company.

In addition to the covenants noted above, the corporate revolving credit facility contains financial ratio covenants requiring the Company to maintain a net debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt (total debt net of cash) to total capitalization ratio of less than or equal to 62.5%. Furthermore, the corporate revolving credit facility contains covenants limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the Company’s project debt facilities contain various common project debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, change of control provisions and limitations of additional permitted debt.

At December 31, 2004, the Company and its subsidiaries were in compliance with all debt covenants and default provisions in all material respects.

NOTE 12    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

Pension Plans

The Company’s pension plans include: (1) two qualified non-contributory defined benefit plans (for salaried employees and substantially all domestic hourly union employees); (2) one non-qualified plan (for salaried employees whose benefits under the qualified plan are limited by federal legislation); (3) two qualified plans for salaried and hourly Canadian employees and (4) a non-qualified international plan (for select employees who are not eligible to participate in the U.S.-based plans because of citizenship). The vesting period for plans identified in (1) and (2) is five years of service. These plans’ benefit formulas are based on an employee’s years of credited service and either (i) such employee’s highest consecutive five years average pay (salaried plan) or (ii) a flat dollar amount adjusted by a service-weighted multiplier (hourly plan). The Canadian plans are fully vested upon remittance and the benefit formula is based on a percentage of annual pay. The international retirement plan’s basic and savings accounts have a graded vesting schedule and are fully vested after four years of service. The international retirement plan’s supplemental account is vested after attaining age 55 with 10 years of service or attaining age 62. The plan’s benefit formula is based on a percentage of compensation as defined in the plan document.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for the two-year period ended December 31, 2004, and a statement of the funded status as of December 31, 2004 and 2003 (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$289,034	$251,430	$69,094	$69,013
Service cost-benefits earned during the year	11,142	9,389	3,337	2,981
Interest cost	17,659	16,520	3,893	3,752
Amendments	1,377	—	—	(10,243)
Actuarial loss	29,616	24,220	7,842	5,762
Foreign currency exchange loss	77	179	168	332
Settlement payments	—	—	—	—
Benefits paid	(11,999)	(12,704)	(2,194)	(2,503)

Benefit obligation at end of year	$336,906	$289,034	$82,140	$69,094

Accumulated Benefit Obligation	$295,773	$250,962	N/A	N/A

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$171,665	$131,267	$—	$—
Actual return (loss) on plan assets	19,258	29,365	—	—
Employer contributions	37,504	22,390	2,194	2,503
Foreign currency exchange gain	445	1,347	—	—
Settlement payments	—	—	—	—
Benefits paid	(11,999)	(12,704)	(2,194)	(2,503)

Fair value of assets at end of year	$216,873	$171,665	$—	$—

Funded status	$(120,033)	$(117,369)	$(82,140)	$(69,094)
Unrecognized prior service cost	8,384	7,791	(8,034)	(8,595)
Unrecognized net loss (gain)	104,006	84,663	1,700	(6,531)
Unrecognized net asset	(18)	(24)	—	—

Accrued cost	$(7,661)	$(24,939)	$(88,474)	$(84,220)

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are not funded, but exist as general corporate obligations. The information contained in the above tables indicates the combined funded status of qualified and non-qualified plans, in accordance with accounting pronouncements. Assumptions used for IRS purposes differ from those used for accounting purposes. The funded status shown above compares the projected benefit obligation (“PBO”) of all plans, which is an actuarial present value of obligations that takes into account assumptions as to future compensation levels of plan participants, to the fair value of the assets held in trust for the qualified plans. Accounting pronouncements also prescribe a computation for the plans’ accumulated benefit obligation (“ABO”), which is an actuarial present value of benefits (whether vested or nonvested) attributed to employees based on employee service and compensation prior to the end of the period presented. The Company expects to contribute approximately $10.0 million during 2005.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following plans have an ABO in excess of the market value of plan assets (in millions):

	2004			2003
	PBO	ABO	Market value of plan assets	PBO	ABO	Market value of plan assets
Qualified plan—salaried employees	$267.9	$231.2	$187.3	$230.0	$199.2	$146.3
Non-qualified plan—salaried employees	$30.0	$27.2	—	$30.2	$23.8	—
Qualified plan—hourly employees	$33.3	$32.3	$23.1	$24.7	$23.9	$18.1
Non-qualified plan—international	$4.6	$4.0	—	$3.2	$3.1	—

The following table provides amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Amounts recognized in the consolidated balance sheets:
Accrued benefit cost	$(78,898)	$(79,295)	$(88,474)	$(84,220)
Intangible asset	8,384	7,791	—	—
Accumulated other comprehensive income	62,853	46,565	—	—

Net amount recognized	$(7,661)	$(24,939)	$(88,474)	$(84,220)

In 2004, an adjustment was required to reflect an increased liability of $3.3 million for the hourly pension plans. This was the result of a one-time, one-year increase to benefits applicable to participants with a specified combination of age and years of service. In 2004, an adjustment was required to reflect a decreased liability of $1.9 million for the non-qualified plans. This was the result of a change to the components of eligible compensation.

In accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” an adjustment was required to reflect a minimum liability for the non-qualified pension plan in 2003 and 2002, one of the qualified salary plans in 2003 and 2002, and one of the hourly pension plans and the international plan in 2003 and 2002. As a result of such adjustment, an intangible asset was recorded, and (to the extent the minimum liability adjustment exceeded the unrecognized net transition liability), gains (losses) were recorded in Other comprehensive income (loss), net of tax of $0.4 million and $(28.7) million (net of related deferred income tax benefits) for the years ended December 31, 2003 and 2002, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides components of net periodic pension benefit cost for the indicated fiscal years:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
	(in thousands)			(in thousands)
Components of net periodic pension benefit cost:
Service cost	$11,142	$9,389	$8,307	$3,337	$2,981	$2,720
Interest cost	17,659	16,520	15,845	3,893	3,752	4,161
Expected return on plan assets	(13,501)	(12,062)	(14,427)	—	—	—
Amortization of prior service cost	785	844	1,042	(561)	(431)	3,222
Amortization of loss (gain)	4,376	2,285	627	(405)	(797)	(927)
Amortization of net obligation (asset)	48	(6)	(90)	—	—	—
Settlements	—	—	2,135	—	—	—
Benefit enhancement for early retirement	69	—	—	—	—	—

Total net periodic pension benefit cost	$20,578	$16,970	$13,439	$6,264	$5,505	$9,176

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

Significant assumptions as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	8.00%	8.00%	9.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, Newmont made a decision to use 8% as the expected long-term return on plan assets for fiscal year 2003 and continued to use 8% for 2004 and 2005. This decision was based on an analysis of the actual returns over multiple time horizons and review of assumptions used by other U.S. corporations with defined benefit plans of similar size and investment strategy as Newmont. The average actual return on plan assets during the 16 years ended December 31, 2004 approximated 10%.

The pension plan employs two independent multi-product investment firms which invest the assets of the plan in certain approved funds that correspond to the specific asset classes and associated target allocations designated by the board of directors of the Company. Depending upon actual sector performance, the assets in the plan are periodically rebalanced to match the established target levels for the asset classes. This rebalancing may be accomplished through actual transfer of funds between asset classes and managers, or through targeted cash contributions and/or distributions. The goal of the pension fund investment program is to achieve expected rates of return consistent with the investment risk associated with the approved investment portfolio. The investment performance of the plan and that of the individual investment firms is measured against recognized market indices. This performance is monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. The performance of the plan is reviewed annually with the Audit Committee of the Company’s board of directors. The following is a summary of the target asset allocations for 2004 and the actual asset allocation for 2004.

Asset Allocation	Target	Actual at December 31, 2004
U.S. equity investments	45%	46%
International equity investments	20%	21%
Fixed income investments	35%	33%

The assumed health care cost trend rate to measure the expected cost of benefits was 12% for 2005, 11% for 2006, 10% for 2007, 9% for 2008, 8% for 2009, 7% for 2010, 6% for 2011, and 5% each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$1,900	$(1,500)
Effect on the health care component of the accumulated postretirement benefit obligation	$15,400	$(12,000)

Savings Plans

The Company has two qualified defined contribution savings plans, one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% and 5% of base salary for the salaried (including non-union hourly employees) and hourly plans, respectively. Matching contributions are made with Newmont stock; however, no holding restrictions are placed on such contributions, which totaled $8.7 million in 2004 and $8.2 million in 2003 and 2002.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash flows

The Company expects to contribute approximately $10 million to its pension plans in 2005. Benefit payments expected to be paid to plan participants are as follows (in millions):

	Pension Benefits	Other Benefit Plans
2005	$12.4	$2.8
2006	12.6	2.9
2007	13.3	3.0
2008	13.9	3.3
2009	15.1	3.7
2010 through 2014	91.9	27.0

	$159.2	$42.7

NOTE 13    STOCK OPTIONS

Employee Stock Options

The Company maintains stock option plans for executives and eligible employees. Under the Company’s stock option plans, options to purchase shares of stock can be granted with exercise prices equal to or greater than the market value of the underlying stock at the date of grant. The options vest over periods ranging from two to four years and are exercisable over periods of up to ten years. In addition, the Company has a non-employee directors stock plan (the “Directors Plan”) under which non-employee directors were, before 2003, entitled to receive stock options in lieu of other compensation. At December 31, 2004, 12,737,736 shares were available for future grants under the Company’s employee stock plans and the Directors Plan. In conjunction with the Directors Plan, 5,592 options were issued and outstanding at December 31, 2004.

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	10,629,449	$30.02	13,108,428	$27.43	12,314,157	$27.92
Options assumed from Franco-Nevada	—	$—	—	$—	3,215,536	$16.76
Granted	2,030,722	$43.16	2,014,600	$39.92	1,798,224	$26.44
Exercised	(3,053,688)	$24.80	(4,025,689)	$24.25	(3,797,332)	$17.73
Forfeited and expired	(396,569)	$47.77	(467,890)	$41.38	(422,157)	$33.62

Outstanding at end of year	9,209,914	$34.11	10,629,449	$30.02	13,108,428	$27.43

Options exercisable at year end	5,577,335	$30.51	7,245,460	$28.05	10,213,935	$27.79
Weighted-average fair value of options granted during the year	$14.05		$17.66		$12.66

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $20	1,779,976	4.3	$18.47	1,779,976	$18.47
$20 to $24	1,319,505	6.7	$23.05	1,009,871	$22.95
$25 to $29	1,737,511	6.9	$28.05	1,012,427	$27.90
$30 to $49	3,787,943	7.9	$43.87	1,190,649	$42.01
$49 to $108	584,979	1.7	$61.36	584,412	$61.37

$10 to $108	9,209,914	6.5	$34.11	5,577,335	$30.51

The Company’s U.S. income taxes payable have been reduced, and the deferred tax assets increased, for the tax benefits associated with the exercise of employee stock options. The Company is entitled to a deduction equal to the excess of the fair market value of the stock issued at the date of exercise over the amount received from the employee (the option exercise price). These tax benefits were credited directly to shareholders’ equity as additional paid in capital and amounted to $19.6 million for 2004, $18.3 million for 2003, and zero for 2002.

Other Stock-Based Compensation

The Company grants restricted stock to certain employees. Shares of restricted stock are granted upon achievement of certain financial and operating thresholds at fair market value on the grant date. Prior to vesting, these shares of restricted stock are subject to certain restrictions related to ownership and transferability. In 2004, 2003, and 2002, 285,155, 170,019, and 180,368 shares of restricted stock, respectively, were granted and issued, of which 351,944 and 242,116 shares remained unvested at December 31, 2004 and 2003, respectively. The weighted-average fair value of the stock grants were $42.04, $25.65, and $21.67 in 2004, 2003, and 2002, respectively. Compensation expense recorded for these grants of restricted stock was $7.8 million, $13.1 million, and $6.0 million in 2004, 2003 and 2002, respectively. With the exception of shares granted in 2002, which vested in two equal increments over two years, the shares of restricted stock vest in three equal increments over three years.

Restricted stock units also are granted upon achievement of certain financial and operating thresholds to employees in certain foreign jurisdictions. In 2004, the Company granted 18,788 restricted stock units at the weighted-average fair market value of $42.04 of the underlying shares of the Company’s common stock. Compensation expense recorded for these grants of restricted stock units was $0.8 million in 2004. These restricted stock units vest in three equal increments over three years. Upon vesting, the employee is entitled to receive for each restricted stock unit one share of the Company’s common stock.

The Company grants deferred stock awards to certain other employees. The deferred stock awards vest after two years. In 2004, 2003 and 2002, the Company granted deferred stock awards in respect of 158,219, 174,795, and 187,836 shares of the Company’s common stock, respectively, at weighted-average fair market values of $42.99, $36.76, and $26.07 per share, respectively. At December 31, 2004 and 2003, 314,109, and 340,060

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred stock awards, respectively, remained unvested. Compensation expense recorded for these grants of deferred stock awards was $6.0 million, $4.8 million, and $3.2 million in 2004, 2003 and 2002, respectively. Upon vesting, the employee is entitled to receive the number of shares of the Company’s common stock specified in the deferred stock award.

NOTE 14    OTHER CURRENT LIABILITIES

	At December 31,
	2004	2003
	(in thousands)
Derivative instruments	$71,326	$6,074
Accrued capital expenditures	60,079	25,780
Income and mining taxes	56,541	116,520
Reclamation and remediation	53,726	57,350
Accrued operating costs	51,616	36,325
Royalties	42,144	25,701
Interest	37,011	32,345
Utilities	15,697	8,360
Taxes other than income and mining	15,443	10,861
Deferred income tax liabilities	10,184	1,696
Advanced stripping costs	2,467	—
Guarantee of QMC debt	—	30,000
Other	33,794	1,190

	$450,028	$352,202

NOTE 15    RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

At December 31, 2004 and 2003, $410.3 million and $361.0 million, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2004 and 2003, $74.9 million and $58.6 million, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the total liability for reclamation and remediation (in thousands):

Balance January 1, 2003	$302,229
Impact of adoption of SFAS No. 143	120,707
Additions, change in estimates and other	10,949
Liabilities settled	(36,862)
Accretion expense	22,610

Balance December 31, 2003	419,633
Impact of Batu Hijau consolidation	47,492
Additions, change in estimates and other	38,199
Liabilities settled	(45,633)
Accretion expense	25,535

Balance December 31, 2004	$485,226

The current portions of Reclamation and remediation liabilities of $53.7 million and $57.4 million at December 31, 2004 and 2003, respectively, are included in Other current liabilities.

The Company recorded $12.7 million, $19.2 million and $5.2 million of reclamation expense during the years ended December 31, 2004, 2003 and 2002, respectively, for non-operating properties.

On January 1, 2003, Newmont adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. As a result, Reclamation and remediation liabilities increased by $120.7 million for the fair value of the estimated asset retirement obligations, Other current liabilities increased by $2.3 million, Deferred income tax assets increased by $11.2 million, Property, plant and mine development, net increased by $69.1 million, Minority interest in subsidiaries decreased by $16.2 million, Investments decreased by $8.0 million and a $34.5 million loss was recorded for the Cumulative effect of a change in accounting principle, net of tax. In 2002, the pro forma effect would have increased Net income by $0.2 million ($0.00 per common share, basic) had the accounting change been in effect during the period.

NOTE 16    SALES CONTRACTS, COMMODITY AND FINANCIAL INSTRUMENTS

Newmont generally avoids gold hedging. Newmont’s philosophy is to provide shareholders with leverage to gold prices by selling its gold production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with sales contracts, commodities, interest rates, and foreign currency. Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. During the year ended December 31, 2004, Newmont entered into copper net zero-cost option collar contracts, U.S.$/IDR forward purchase contracts and Australian dollar net zero-cost option collar contracts. Approximately 459 million pounds of copper are hedged by the copper option collar contracts, which have been designated as cash flow hedges of forecasted copper sales, and as such, changes in the fair value related to the effective portion of the hedges have been recorded in Accumulated other comprehensive income. The remainder of the copper option collar contracts are currently undesignated and are accounted for on a mark-to-market basis currently through earnings. The U.S.$/IDR forward purchase contracts and Australian dollar net zero-cost option collar contracts have been designated as cash flow hedges of future IDR and Australian dollar expenditures, respectively, and as such, changes in the market value have been recorded in Accumulated other comprehensive income.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2004, 2003 and 2002, net gains of $2.3 million and $28.3 million and a net loss of $18.3 million, respectively, were included in Net income (loss) for the ineffective portion of derivative instruments designated as cash flow hedges and a net loss of $0.0 million, $5.4 million and $21.5 million, respectively, for the change in fair value of gold commodity contracts that do not qualify as hedges (included in Gain (loss) on derivative instruments, net). The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $6.0 million. The maximum period over which hedged forecasted transactions are expected to occur is 7 years.

At the time of Normandy’s acquisition, three of Normandy’s affiliates had substantial derivative instrument positions. Normandy entered into gold forward sales contracts with fixed and floating gold lease rates, but did not enter into contracts that required margin calls and had no outstanding long-dated sold call options. Following the acquisition, and in accordance with Newmont’s philosophy regarding gold hedging, the Normandy hedge positions were reduced by approximately 9.6 million ounces from February 16, 2002 to December 31, 2004. Gold forward sales contracts and other “committed hedging obligations” were reduced by 7.5 million ounces by delivering production into the contracts or through early close-outs. Similarly, uncommitted contracts for 2.1 million ounces were either delivered into, were allowed to lapse or were closed out early. Thus, as of December 31, 2004, the Normandy hedge positions have been reduced to 324,750 uncommitted ounces with a negative mark-to-market valuation of $9 million.

Certain of Normandy’s hedge positions were eliminated in connection with the Voluntary Administration of Newmont Yandal Operations Pty Ltd. See Note 27 for discussion of legal matters.

This transaction gave rise to a gain of $106.5 million, net of transaction costs, for the year ended December 31, 2003. Total cash payments to extinguish the derivatives liability (including costs) was $103.6 million during the year ended December 31, 2003.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Expected Maturity Date or Transaction Date							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total/ Average	At December 31, 2004		At December 31, 2003
								U.S.$ (000)
Gold Put Option Contracts (U.S.$ Denominated):
Ounces (thousands)	205	100	20	—	—	—	325	$(8,910)		$(11,758)
Average price	$292	$338	$397	—	—	—	$313
Silver Forward Contracts (U.S.$ Denominated):
Ounces (thousands)	1,200	50	—	—	—	—	1,250	$(1,077)		$(1,000)
Average price	$6.01	$6.50	—	—	—	—	$6.03
Copper Collar Contracts (U.S.$ Denominated):
Pounds (millions)	465.7	110.8	4.4	—	—	—	580.9	$(60,598	)(1)	N/A
Average cap price	$1.30	$1.30	$1.30	—	—	—	$1.30
Average floor price	$1.10	$1.10	$1.10	—	—	—	$1.10
Diesel Forward Purchase Contracts (U.S.$ Denominated):
Barrels (thousands)	40	—	—	—	—	—	40	$802	(1)	$637
Average price	$27.19	—	—	—	—	—	$27.19
U.S.$/IDR Forward Purchase Contracts:
U.S.$ (millions)	75.7	—	—	—	—	—	75.7	$(447)		N/A
Average rate (IDR/U.S.$)	9,384	—	—	—	—	—	9,384
Australian Dollar Zero-Cost Collar Contracts:
U.S.$ (millions)	$281.4	$134.6	—	—	—	—	$416.0	$13,438		N/A
Average cap price (U.S.$ per A$1)	$0.775	$0.800	—	—	—	—	$0.783
Average floor price (U.S.$ per A$1)	$0.577	$0.547	—	—	—	—	$0.568

(1)	The fair value does not include amounts payable ($6.8 million on copper collars) or receivable ($0.2 million on diesel forwards) on derivative contracts that have been closed out in December 2004 with the net settlement due in January 2005.
(2)	The Company had copper forward transactions as of December 31, 2003, which had a mark-to-market of negative $5.0 million.

Australian Dollar Forward Contracts

The Company had no Australian dollar forward contracts outstanding as of December 31, 2004, although a position did exist as of December 31, 2003. These positions were closed during July 2004. The fair value of these contracts as of December 31, 2003 was positive $7.7 million.

Provisional Copper and Gold Sales

For the years ended December 31, 2004, 2003 and 2002, Batu Hijau recorded gross revenues, before smelting and refining charges, of $324.8 million, $95.7 million and $65.7 million for base metals, respectively,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $28.5 million, zero and zero for gold, respectively, which were subject to final pricing adjustments. The average realized price adjustment for base metals was 13.77%, 5.07% and 1.98% for the years ended December 31, 2004, 2003 and 2002, respectively, and 0.86%, 1.13% and 0.83% for gold for the same periods.

Price-Capped Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $53.8 million was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs in 2005 through 2011. As of December 31, 2004, the current portion of $7.0 million has been reclassified to Other current liabilities. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at December 31, 2004:

	Expected Maturity Date or Transaction Date					Thereafter	Total/ Average
Price-capped sales contracts:	2005	2006	2007	2008	2009
(U.S.$ Denominated)
Ounces (thousands)	500	—	—	1,000	600	250	2,350
Average price	$350	—	—	$384	$381	$392	$377

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8 5/8% debentures and its $200 million 8 3/8% debentures (see Note 11). These transactions resulted in a reduction in interest expense of $5.5 million, $6.9 million and $5.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The fair value of the ineffective portions accounted for as derivative assets were $3.7 million and $5.2 million at December 31, 2004 and 2003, respectively, and the fair value of the effective portions accounted for as fair value hedges were $5.0 million and $7.7 million at December 31, 2004 and 2003, respectively.

NOTE 17    STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Newmont Common Stock

In January 2004, Newmont filed a new shelf registration statement on Form S-3 under which it can issue debt and equity securities from time-to-time having an aggregate offering price of up to $1.0 billion. Newmont also filed a shelf registration statement on Form S-4 under which it can issue, from time-to-time in connection with future acquisitions of businesses, properties or assets, common stock and common stock warrants having an aggregate offering price of $200 million. These registration statements were declared effective on February 4, 2004.

During November 2003, Newmont completed an equity offering of 25 million shares of common stock under its existing shelf registration statement filed with the Securities and Exchange Commission. The proceeds of approximately $1.0 billion from this offering are being used for general corporate purposes.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company paid dividends of $0.30 per common share of Newmont stock during 2004, $0.17 per common share during 2003 and $0.12 per common share in 2002.

Treasury Shares

Treasury stock is acquired by the Company when certain restricted stock (see Note 13) vests. At vesting, a participant has a tax liability and, pursuant to the participant’s award agreement, may elect withholding of restricted stock in full or partial satisfaction of such tax obligation, but only to the extent that such restricted stock has become fully vested. The withheld stock is accounted for as treasury stock and carried at the par value of the related common stock.

Exchangeable Shares

In connection with the acquisition of Franco-Nevada in February 2002, certain holders of Franco-Nevada common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco-Nevada) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitled holders to dividends and other rights economically equivalent to holders of Newmont common stock. At December 31, 2004 and 2003, the value of these no-par shares was included in Additional paid-in capital.

Cumulative Convertible Preferred Stock

In April 2002, Newmont announced the redemption of all issued and outstanding shares of its $3.25 cumulative preferred stock as of May 15, 2002. Pursuant to the terms of the cumulative convertible preferred stock, Newmont paid a redemption price of $50.325 per share, plus $0.8125 per share for accrued dividends at the redemption date. In settlement of the total redemption price of $51.1375 per preferred share, Newmont issued each holder of record 1.19187 shares of its common stock and cash for any remaining fractional interests. The Company paid preferred stock dividends during 2002 of $3.7 million. At December 31, 2004, 5 million shares were authorized with a $5.00 par value. There were no shares issued and outstanding.

Warrants

Newmont Mining Corporation of Canada Limited (“NMCCL”) had 2.2 million Class A warrants outstanding that expired during September 2003. Each Class A warrant, plus CDN$200, was exchangeable for 3.2 shares of Newmont common stock. None of the Class A warrants were exercised before expiration. NMCCL also had 2.1 million Class B warrants with an expiration date in November 2003. Each Class B warrant, plus CDN$100 per warrant, was exchangeable for 2.464 shares of Newmont common stock. Of the total Class B warrants, 99.9% were exercised before expiration.

Earnings per Share

The difference between the basic weighted-average common shares outstanding and the diluted weighted-average common shares outstanding for each of the years ended December 31, 2004, 2003 and 2002 was due to

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the assumed conversion of employee stock options. Employee stock options with exercise prices greater than the average market price were excluded from the December 31, 2004, 2003 and 2002 diluted weighted-average common shares because the effect would have been anti-dilutive.

NOTE 18    STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Comprehensive income:
Net income	$443,327	$475,667	$158,061

Other comprehensive income (loss):
Unrealized gain (loss) on marketable equity securities, net of tax of $(31,856), $1,572 and $9,426, respectively	123,077	(5,044)	(12,824)
Foreign currency translation adjustments	30,726	23,182	3,622
Minimum pension liability adjustments, net of tax of $5,969, $(189) and $15,429, respectively	(11,066)	350	(28,655)
Changes in fair value of cash flow hedge instruments, net of tax of $8,393, $(26,650) and $8,176, respectively	(18,887)	68,365	(16,721)

	123,850	86,853	(54,578)

Comprehensive income	$567,177	$562,520	$103,483

	At December 31,
	2004	2003
	(in thousands)
Accumulated other comprehensive income:
Unrealized gain on marketable equity securities, net of tax of $(31,718) and $(138), respectively	$123,544	$467
Foreign currency translation adjustments	30,879	153
Minimum pension liability adjustments, net of tax of $22,260 and $16,291, respectively	(41,340)	(30,274)
Changes in fair value of cash flow hedge instruments, net of tax of $(12,882) and $(21,275), respectively	33,594	52,481

Accumulated other comprehensive income	$146,677	$22,827

During 2004, 2003 and 2002, the Company reclassified approximately $8.5 million, $16.9 million and $1.9 million of gains related to the cash flow hedge instruments from Accumulated other comprehensive income to Revenues to reflect maturities of such instruments.

NOTE 19    WRITE-DOWN OF LONG-LIVED ASSETS

Write-down of long-lived assets totaled $39.3 million, $35.3 million and $3.7 million during the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 write-down included $16.3 million related to the long-lived assets at the Ovacik mine in Turkey. In August 2004, the Ovacik mine suspended operations as a result of a court decision ordering the suspension of operating permits pending completion of certain additional permitting requirements and the submission of an updated environmental impact assessment. On March 1, 2005,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Ovacik mine was sold to a subsidiary of Koza Davetiye, a Turkish conglomerate. The remainder of the write-down recorded during 2004 was primarily related to exploration tenements in Australia, long-lived asset impairment resulting from a reevaluation of future production and operating costs at Pajingo and processing facilities at Yanacocha. The 2003 write-down primarily related to a $28.4 million impairment charge at Golden Giant and the mobile fleet at Yanacocha. The impairment charge at Golden Giant resulted from a reevaluation of the life-of-mine plan which eliminated marginal stopes and reflected higher projected life-of-mine operating costs that led to reduced proven and probable reserves and increased life-of-mine operating costs. The 2002 write-down related to an impairment charge for exploration stage mineral interests and fixed assets at Kori Kollo.

NOTE 20    INTEREST INCOME, FOREIGN CURRENCY EXCHANGE AND OTHER INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Interest income	$23,366	$10,538	$14,139
Foreign currency exchange gain, net	9,213	96,971	14,020
Gain on sale of mining and exploration properties	28,004	15,394	6,112
Gain (loss) on QMC debt guarantee	10,616	(30,000)	—
Other	5,749	9,279	5,614

	$76,948	$102,182	$39,885

As of December 31, 2003, the Company converted CDN$499 million of the Canadian dollar-denominated intercompany loans to long-term notes, as the Company does not intend to settle these loans in the foreseeable future. As a result, the Company no longer records foreign currency gains and losses in earnings with respect to the converted long-term notes.

Newmont was the guarantor of an A$71.0 million (approximately $50.7 million) amortizing loan facility of an AMC subsidiary, QMC Finance Pty Ltd (“QMC”). The QMC loan facility, which is collateralized by the assets of AMC subsidiaries being used in the Queensland Magnesium (“QMAG”) project, expires in November 2006. During 2003, Newmont recorded a $30.0 million charge and established a corresponding reserve in Other current liabilities (Note 14), for the expected loss associated with its guarantee of QMC’s debt. In 2004, Newmont Australia Limited (“NAL”), a wholly-owned subsidiary of Newmont, entered into a transaction resulting in a loan from NAL to a subsidiary of QMC for A$30.0 million (approximately $23.2 million), the release of Newmont from its guarantee obligation and recognition of a $10.6 million gain resulting from the release of all previously accrued contingent liabilities. An allowance was provided for 100% of the loan receivable from the QMC entity. See Note 9 for discussion regarding Newmont’s interest in AMC.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21    INCOME TAXES

The Company’s Income tax expense consisted of:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Current:
United States	$(9,970)	$(14,800)	$(9,866)
Foreign	(241,125)	(228,333)	(110,324)

	(251,095)	(243,133)	(120,190)

Deferred:
United States	60,738	49,004	92,060
Foreign	(85,525)	(12,821)	8,230

	(24,787)	36,183	100,290

	$(275,882)	$(206,950)	$(19,900)

The Company’s Pre-tax income before minority interest, equity income and impairment of affiliates and cumulative effect of a change in accounting principle consisted of:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
United States	$183,418	$286,853	$(186,281)
Foreign	915,587	638,533	402,607

	$1,099,005	$925,386	$216,326

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Pre-tax income before minority interest, equity income and impairment of affiliates and cumulative effect of change in accounting principle	$1,099,005	$925,386	$216,326
United States statutory corporate income tax rate	35%	35%	35%

Income tax expense computed at United States statutory corporate income tax rate	(384,652)	(323,885)	(75,714)
Reconciling items:
Percentage depletion and Canadian Resource Allowance	47,066	21,540	34,352
Change in valuation allowance on deferred tax assets	58,637	85,220	(2,506)
Effect of foreign earnings, net of allowable credits	(11,044)	27,766	16,728
U.S. tax effect of minority interest attributable to non-U.S. investees	7,258	22,208	11,494
Rate differential for foreign earnings indefinitely reinvested	(16,256)	13,438	(4,994)
Resolution of tax issues associated with prior years	—	—	10,198
Foreign currency translation of monetary assets	12,692	(54,445)	(9,294)
Tax effect of changes in tax laws	51,388	35,695	—
Tax effect of impairment of goodwill	(17,389)	—	—
Non-U.S. tax effect attributable to the extinguishment of debt	—	(35,629)	—
Non-U.S. tax effect attributable to capital gains	(9,159)	—	—
Other	(14,423)	1,142	(164)

Income tax expense	$(275,882)	$(206,950)	$(19,900)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the Company’s consolidated deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Exploration costs	$49,128	69,039
Depreciation	—	70,419
Net operating losses and tax credits	621,089	388,796
Retiree benefit and vacation accrual costs	89,598	83,995
Remediation and reclamation costs	110,800	81,204
Derivative instruments	—	18,649
Unrealized losses on investments	53,830	—
Other	70,853	26,191

	995,298	738,293
Valuation allowance for deferred tax assets	(376,246)	(230,298)

Deferred tax assets, net of valuation allowance	619,052	507,995

Deferred tax liabilities:
Net undistributed earnings of subsidiaries	(91,304)	(32,615)
Unrealized gain on investments	—	(64,037)
Depletable and amortizable costs associated with mineral rights	(159,740)	(113,416)
Depreciation	(4,355)	—
Derivative instruments	(13,060)	—
Capitalized mining costs	(125,002)	(91,244)
Foreign currency exchange	(40,484)	(10,066)
Capitalized interest	(6,129)	(21,862)

Deferred tax liabilities	(440,074)	(333,240)

Net deferred tax assets	$178,978	$174,755

Net deferred tax assets consist of:

	Years Ended December 31,
	2004	2003
	(in thousands)
Current deferred tax assets	$173,588	$45,034
Long-term deferred tax assets	491,708	404,020
Current deferred tax liabilities	(10,184)	(1,696)
Long-term deferred tax liabilities	(476,134)	(272,603)

Net deferred tax assets	$178,978	$174,755

Newmont intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $819 million and $840 million at December 31, 2004 and 2003, respectively. The additional U.S. and non-U.S. income and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to number of limitations. The Company has not completed its evaluation of whether, and to what extent, we might repatriate foreign earnings that have not yet been subject to U.S. income taxation. Based on our analysis to date, it is not reasonable to estimate what amount, if any, may be repatriated or the potential tax liabilities associated with these repatriations. The Company expects to be in a position to finalize its assessment by September 2005.

As of December 31, 2004 and December 31, 2003, the Company had (i) $914.5 million and $889.5 million of net operating loss carryforwards respectively; and (ii) $155.6 million and $111.7 million of tax credit carryforwards respectively. Of the amounts of net operating loss carryforwards, $100.9 million and $127.1 million, respectively, are attributable to acquired mining operations conducted in the United States and will begin expiring in 2013 if not utilized before then. As of December 31, 2004, another $608.1 million of net operating losses carryforwards are attributable to acquired mining operations in Australia for which current tax law provides no expiration period. The remaining net operating losses available are attributable to acquired entities and have various temporal and other limitations that may restrict the ultimate realization of the tax benefits of such tax attributes.

Tax credit carryforwards for 2004 and 2003 of $120.9 million and $85.3 million consist of foreign tax credits available in the United States; substantially all such credits not utilized in the interim period will expire at the end of 2011. Other credit carryforwards at the end of 2004 and 2003 in the amounts of $34.8 million and $26.4 million, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

The Company increased the valuation allowance related to deferred tax assets by $145.9 million during 2004. The increase resulted primarily from the recording of additional capital losses in Australia now available to the Company as a result of the new consolidations regulations. The Company has placed a full valuation allowance on these capital losses because of a lack of sufficient evidence to support the future realization of these deferred tax assets. This increase was partially offset by a reduction in the valuation allowance of $58.3 million resulting primarily from the reversal of valuation allowances associated with U.S. foreign tax credits. The remaining valuation allowance is primarily attributable to foreign tax credits and tax losses at the Company’s non-U.S. subsidiaries, which are required due to the uncertainty of utilizing the credits during the prescribed carryforward period from certain limitations under U.S. tax law and the lack of sufficient positive evidence concerning the ability of the non-U.S. subsidiaries to generate sufficient taxable income to realize the loss carryforwards, respectively. Of the above valuation allowance recorded as of December 31, 2004 and 2003, $91.7 million and $81.3 million, respectively, is attributable to deferred tax assets for which any subsequently recognized tax benefits will be allocated to reduce goodwill related to the acquisition of Normandy.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The breakdown of the Company’s net deferred tax assets between the United States and foreign taxing jurisdictions is as follows:

	Years Ended December 31,
	2004	2003
	(in thousands)
United States	$454,124	$399,990
Foreign	(275,146)	(225,235)

Deferred tax assets, net	$178,978	$174,755

NOTE 22    RELATED PARTY TRANSACTIONS

During 2004, Newmont conducted business with AGR, in which Newmont holds a 40% interest. Gold sales to AGR totaled $31.7 million, $33.1 million and $47.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. See Note 9 for a discussion of Newmont’s investment in AGR.

During 2003 and 2002, Newmont was entitled to a “Technology and Know-How” royalty from the Batu Hijau operation of $8.7 million and $9.1 million, respectively. The amount payable to Newmont as of December 31, 2003 was $64.5 million. Royalty payments could not be made during the deferral period of certain Batu Hijau third party debt. The deferred payments were fully paid in November 2003. Effective January 1, 2004, Newmont consolidated Batu Hijau (see Note 3).

NOTE 23    SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by operating activities included the following:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Income taxes, net of refunds	$278,400	$194,297	$86,816
Interest, net of amounts capitalized	$92,100	$123,166	$137,706

Capital Leases

In 2004, 2003 and 2002, Newmont entered into certain leases that resulted in non-cash increases to Property, plant and mine development, net and Long-term debt of $7.0 million, $2.9 million and $6.1 million, respectively.

Change in Accounting Policy

Effective January 1, 2004 the Batu Hijau investment was fully consolidated (see Note 3). This resulted in the recognition of $82.2 million of Batu Hijau’s cash balances in the Company’s consolidated balance sheet.

Acquisitions

During 2003, the Company completed the acquisition of the remaining minority interest of Newmont NFM. Newmont Mining Corporation issued 4,437,506 common shares to the CHESS Depository Nominees Pty Ltd,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and in turn, 44,375,060 CDIs were issued to former Newmont NFM shareholders with a value of approximately $105 million. The market value of the issued shares, together with cash consideration of approximately $10 million (including transaction costs), gave rise to a total purchase price of approximately $115 million.

During 2002, the Company acquired 100% of Franco-Nevada and Normandy in exchange for 197 million shares of Newmont stock, the assumption of $2,575.4 million in liabilities, including $913.7 million in debt, and other cash and equity consideration. The fair value of the assets acquired was $6,922.7 million, including goodwill of $3,024.6 million.

Compensation Plans

The Company issued shares of common stock under various employee compensation plans resulting in non-cash increases to stockholders’ equity. See Notes 12 and 13 for additional information concerning compensation plans.

Newmont Australia Infrastructure Bonds

In June 2004, the Company extinguished the $124.1 million Newmont Australia infrastructure bonds obligation and asset (See Note 11).

NOTE 24    OPERATING LEASE COMMITMENTS

The Company leases certain assets such as equipment and facilities under operating leases expiring at various dates through 2011. Future minimum annual lease payments under these leases as of December 31, 2004 are as follows (in millions):

2005	$4.2
2006	3.8
2007	3.9
2008	3.5
2009	3.1
Thereafter	5.9

$24.4

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $12.5 million, $10.4 million and $9.1 million, respectively.

NOTE 25    SEGMENT AND RELATED INFORMATION

Newmont predominantly operates in a single industry, namely exploration for and production of gold and copper. Newmont’s major operations are in North America, South America, Indonesia and Australia/New Zealand. Newmont also has an Exploration Segment and a Merchant Banking Segment.

The Exploration Segment is responsible for all activities, regardless of location, associated with the Company’s efforts to discover new mineralized material that will advance into proven and probable reserves.

Merchant Banking activities include the development of value optimization strategies for operating and non- operating assets, managing the equity investment portfolio, business development activities related to potential

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merger and acquisition analysis and negotiations, managing and building the royalty business, managing the investments in the down-stream gold refining and distribution business, mobilizing and monetizing inactive exploration properties, capitalizing on Newmont’s proprietary technology know-how and acting as an internal resource for other corporate divisions to improve and maximize business outcomes. For segment reporting purposes, the Merchant Banking Segment is considered to be a separate operating segment because it engages in activities from which it earns revenues and incurs expenses and its operating results are regularly and separately reviewed by the Chief Operating Decision Maker.

The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the applicable geographic or corporate level for segment reporting purposes. Earnings from operations do not reflect general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments). Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.

During the year ended December 31, 2004, Newmont made certain reclassifications in its segment presentation for the years ended December 31, 2003 and 2002 to conform to changes in presentation reflected in internal management reporting.

The primary reclassifications relate to grouping the operating segments into new regions and eliminating the presentation of certain segments on a stand-alone basis as these segments no longer qualify as reportable segments per the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Newmont’s segments have been presented for the years ended December 31, 2004, 2003 and 2002 as follows:

•	The new Australia/New Zealand reportable segment primarily includes the Pajingo, Yandal, Tanami and Kalgoorlie gold mining operations in Australia, the Martha gold mining operation in New Zealand and the Golden Grove copper/zinc operation in Australia. The Pajingo gold operation no longer qualifies as a reportable segment.

•	Batu Hijau has been presented as a reportable segment due to Newmont consolidating the operation effective January 1, 2004.

•	The Other Indonesia reportable segment primarily includes the Minahasa gold operation and the Martabe gold property currently in the feasibility study stage.

•	The Central Asia reportable segment primarily includes the Zarafshan gold operation in Uzbekistan and the Ovacik gold operation in Turkey, which was sold in March 2005. The Zarafshan gold operation no longer qualifies as a reportable segment.

•	The Africa operating segment includes the Ahafo and Akyem gold properties in Ghana. Ahafo is under development while Akyem is undergoing a feasibility study update in preparation for a development decision.

•	The Nevada, Other North America, Yanacocha, Other South America, Exploration, Merchant Banking and Corporate and Other operating segments have been grouped consistently with the original presentation at December 31, 2003.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to Newmont’s segments is as follows:

Year Ended December 31, 2004

(in millions)

	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau	Other Indonesia
Sales, net	$1,036.9	$120.2	$1,249.9	$10.1	$864.3	$1,073.5	$31.7
Royalty and dividend income	$—	$—	$—	$—	$—	$—	$—
Gain (loss) on investments, net	$—	$—	$—	$—	$—	$—	$—
Gain (loss) on debt extinguishments and derivatives	$—	$—	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.8	$—	$1.3	$3.5	$—
Interest expense	$0.1	$—	$1.1	$—	$0.3	$43.4	$—
Exploration, research and development	$20.2	$—	$19.3	$2.3	$19.4	$—	$9.1
Depreciation, depletion and amortization	$126.8	$23.4	$198.0	$2.3	$158.5	$117.5	$2.6
Pre-tax income (loss) before minority interest and equity income of affiliates	$185.4	$18.7	$595.1	$(7.5)	$38.0	$524.6	$(15.1)
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$—	$(83.8)	$—
Amortization of deferred (advanced) stripping, net	$(39.2)	$(0.4)	$—	$—	$7.6	$38.0	$—
Write-down of goodwill	$—	$—	$—	$—	$51.8	$—	$—
Write-down of long-lived assets	$—	$—	$4.2	$—	$14.0	$—	$—
Capital expenditures	$168.7	$11.3	$231.9	$4.4	$119.5	$34.6	$—
Deferred (advanced) stripping	$101.5	$7.1	$—	$—	$12.1	$(105.3)	$—
Total assets	$1,613.6	$110.4	$1,201.2	$17.2	$1,317.3	$2,133.5	$96.8

	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$129.5	$—	$—	$—	$8.1	$4,524.2
Royalty and dividend income	$—	$—	$—	$65.8	$—	$65.8
Gain (loss) on investments, net	$—	$—	$—	$(39.0)	$—	$(39.0)
Gain (loss) on debt extinguishments and derivatives	$—	$—	$—	$(0.2)	$2.3	$2.1
Interest income	$0.1	$—	$—	$0.7	$16.9	$23.4
Interest expense	$0.6	$—	$—	$—	$52.1	$97.6
Exploration, research and development	$3.1	$16.5	$73.8	$6.4	$22.3	$192.4
Depreciation, depletion and amortization	$29.0	$0.8	$3.2	$24.3	$10.1	$696.5
Pre-tax income (loss) before minority interest and equity income of affiliates	$18.6	$(21.6)	$(74.2)	$7.3	$(170.3)	$1,099.0
Equity income of affiliates	$—	$—	$—	$2.6	$—	$2.6
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$36.7	$(47.1)
Amortization of deferred (advanced) stripping, net	$(1.9)	$—	$—	$—	$—	$4.1
Write-down of goodwill	$—	$—	$—	$—	$—	$51.8
Write-down of long-lived assets	$17.7	$—	$0.1	$1.0	$2.3	$39.3
Capital expenditures	$17.8	$92.3	$0.3	$4.6	$32.6	$718.0
Deferred (advanced) stripping	$3.6	$—	$—	$—	$—	$19.0
Total assets	$156.2	$352.6	$1,147.1	$2,514.3	$2,110.5	$12,770.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2003

(in millions)

	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand
Sales, net	$901.3	$150.1	$1,036.4	$64.1	$807.4
Royalty and dividend income	$—	$—	$—	$—	$—
Gain on investment, net	$—	$—	$—	$—	$—
Gain on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.9	$—	$5.2
Interest expense	$0.1	$—	$2.6	$—	$—
Exploration, research and development	$17.0	$0.2	$12.8	$—	$16.6
Depreciation, depletion and amortization	$137.7	$34.6	$160.4	$6.8	$156.7
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$150.5	$(7.4)	$476.4	$13.8	$57.0
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$0.8
Cumulative effect of a change in accounting principle, net of tax	$(14.4)	$(3.4)	$(32.4)	$(0.2)	$(3.4)
Amortization of deferred stripping, net	$(25.0)	$(0.3)	$—	$—	$(10.6)
Write down of long-lived assets	$—	$28.4	$0.3	$—	$2.2
Capital expenditures	$111.9	$5.8	$205.7	$0.9	$119.2
Deferred stripping costs	$62.3	$6.7	$—	$—	$19.7
Total assets	$1,490.8	$103.6	$1,204.1	$19.7	$1,682.4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Indonesia	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$35.0	$139.9	$—	$—	$—	$23.6	$3,157.8
Royalty and dividend income	$—	$—	$—	$—	$56.3	$—	$56.3
Gain on investments, net	$—	$—	$—	$—	$83.2	$—	$83.2
Gain on extinguishment of debt and derivatives liability, net	$—	$—	$—	$—	$186.7	$—	$186.7
Interest income	$—	$0.1	$—	$—	$0.2	$4.0	$10.5
Interest expense	$—	$0.7	$—	$—	$0.9	$84.3	$88.6
Exploration, research and development	$7.2	$2.3	$7.7	$32.4	$7.3	$11.7	$115.2
Depreciation, depletion and amortization	$8.4	$24.1	$1.7	$3.3	$26.5	$4.3	$564.5
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$(9.5)	$56.6	$(9.7)	$(35.9)	$301.3	$(67.7)	$925.4
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$(119.5)	$(119.5)
Equity income of affiliates	$—	$—	$—	$—	$0.7	$82.9	$84.4
Cumulative effect of a change in accounting principle, net of tax	$(3.4)	$(0.8)	$—	$—	$—	$23.5	$(34.5)
Amortization of deferred stripping, net	$—	$(1.1)	$—	$—	$—	$—	$(37.0)
Write-down of long-lived assets	$—	$—	$—	$0.2	$1.7	$2.5	$35.3
Capital expenditures	$—	$14.2	$20.7	$0.6	$1.6	$23.9	$504.5
Deferred stripping costs	$—	$1.7	$—	$—	$—	$—	$90.4
Total assets	$23.3	$188.3	$216.7	$1,183.0	$2,091.4	$2,494.9	$10,698.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2002

(in millions)

	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand
Sales, net	$848.2	$156.3	$713.4	$87.7	$638.7
Royalty and dividend income	$—	$—	$—	$—	$—
Gain on investment, net	$—	$—	$—	$—	$—
Interest income	$—	$0.1	$0.4	$—	$11.2
Interest expense	$0.2	$—	$8.9	$0.2	$0.2
Exploration, research and development	$15.5	$—	$11.1	$0.7	$12.2
Depreciation, depletion and amortization	$118.2	$36.6	$121.5	$13.8	$147.0
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$49.8	$18.5	$266.8	$24.3	$57.9
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—
Equity income of affiliates	$—	$—	$—	$—	$9.7
Cumulative effect of a change in accounting principle, net of tax	$1.5	$10.9	$—	$—	$(0.6)
Amortization of deferred stripping, net	$48.8	$(0.9)	$—	$—	$(10.3)
Write down of long-lived assets	$—	$—	$—	$0.5	$3.2
Capital expenditures	$54.6	$9.2	$146.2	$0.6	$68.8
Deferred stripping costs	$37.4	$6.3	$—	$—	$11.7
Total assets	$1,474.7	$140.5	$1,126.9	$34.6	$1,859.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Indonesia	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$47.9	$119.0	$4.4	$—	$—	$6.6	$2,622.2
Royalty and dividend income	$—	$—	$—	$—	$35.7	$—	$35.7
Gain on investments, net	$—	$—	$—	$—	$47.1	$—	$47.1
Interest income	$—	$0.1	$—	$—	$1.3	$1.0	$14.1
Interest expense	$—	$0.8	$—	$—	$—	$119.3	$129.6
Exploration, research and development	$3.5	$1.8	$4.9	$25.1	$1.3	$12.8	$88.9
Depreciation, depletion and amortization	$10.2	$21.9	$—	$7.7	$22.6	$6.1	$505.6
Pre-tax income (loss) before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	$(3.9)	$43.0	$(8.3)	$(32.8)	$63.1	$(262.1)	$216.3
Equity loss and impairment of Australian Magnesium Corporation	$—	$—	$—	$—	$—	$(1.8)	$(1.8)
Equity income of affiliates	$—	$—	$—	$—	$1.3	$42.2	$53.2
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$—	$(4.1)	$7.7
Amortization of deferred stripping, net	$—	$(0.4)	$—	$—	$—	$—	$37.2
Write-down of long-lived assets	$—	$—	$—	$—	$—	$—	$3.7
Capital expenditures	$—	$7.9	$—	$—	$1.1	$11.7	$300.1
Deferred stripping costs	$—	$—	$—	$—	$—	$—	$55.4
Total assets	$110.0	$176.9	$145.3	$1,168.9	$2,240.0	$1,250.1	$9,727.6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from export and domestic sales were as follows:

	Years Ended December 31,
	2004	2003	2002
	(in millions)
Europe	$3,706.1	$2,910.7	$2,398.2
Japan	331.9	16.1	21.3
Korea	175.8	9.9	5.5
United States	96.8	4.5	0.9
Other	213.6	216.6	196.3

	$4,524.2	$3,157.8	$2,622.2

Long-lived assets, excluding deferred tax assets, in the United States and other countries are as follows:

	At December 31,
	2004	2003	2002
	(in millions)
United States(1)	$4,999.2	$4,275.1	$4,345.5
Australia	925.0	1,256.4	1,477.8
Canada	157.0	158.7	400.9
Indonesia	1,857.9	798.9	705.0
Peru	1,007.5	920.5	866.0
Other	618.2	527.7	477.5

	$9,564.8	$7,937.3	$8,272.7

(1)	Goodwill allocated to Exploration and Merchant Banking (see Note 10) is global in nature and has been allocated to the United States, the Company’s headquarters.

The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous gold market traders worldwide. In 2004, sales to two customers, Bank of Nova Scotia and Barclays, each totaled approximately $1.1 billion or 25% of total sales. In 2003 and 2002, sales to one customer, Bank of Nova Scotia, totaled approximately $1.5 billion and $1.2 billion or 46% of total sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 26    CONSOLIDATING FINANCIAL STATEMENTS

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

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2004
Revenues
Sales—gold, net	$—	$2,874.2	$779.4	$—	$3,653.6
Sales—base metals, net	—	785.9	84.7	—	870.6

	—	3,660.1	864.1	—	4,524.2

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,414.8	532.7	(11.6)	1,935.9
Base metals	—	304.7	62.7	—	367.4
Depreciation, depletion and amortization	—	505.3	191.2	—	696.5
Exploration, research and development	—	117.7	74.7	—	192.4
General and administrative	—	96.3	10.4	9.1	115.8
Write-down of goodwill	—	52.8	(1.0)	—	51.8
Write-down of long-lived assets	—	5.2	34.1	—	39.3
Other	(0.3)	(0.3)	35.0	—	34.4

	(0.3)	2,496.5	939.8	(2.5)	3,433.5

Operating income (loss)	0.3	1,163.6	(75.7)	2.5	1,090.7
Other income (expense)
Gain on investments, net	—	(2.3)	(36.7)	—	(39.0)
Gain (loss) on derivative instruments, net	—	3.1	(0.7)	—	2.4
Loss on extinguishment of debt	—	(0.2)	—	—	(0.2)
Royalty and dividend income	0.4	1.1	64.5	(0.2)	65.8
Interest and other income (loss)—intercompany	105.8	44.7	2.6	(153.1)	—
Interest income, foreign currency exchange and other income	5.7	24.7	47.5	(1.0)	76.9
Interest expense—intercompany	(7.5)	(0.1)	(145.5)	153.1	—
Interest expense, net of capitalized interest	(2.7)	(84.8)	(10.1)	—	(97.6)

	101.7	(13.8)	(78.4)	(1.2)	8.3

Pre-tax (loss) income before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	102.0	1,149.8	(154.1)	1.3	1,099.0
Income tax benefit (expense)	(0.1)	(314.9)	39.1	—	(275.9)
Minority interest in (income) loss of affiliates	—	(338.8)	(10.7)	14.2	(335.3)
Equity income of affiliates	332.6	(0.8)	94.7	(423.9)	2.6

Income (loss) before cumulative effect of a change in accounting principle	434.5	495.3	(31.0)	(408.4)	490.4
Cumulative effect of a change in accounting principle, net of tax of $(4.1)	—	(47.1)	—	—	(47.1)

Net income (loss)	$434.5	$448.2	$(31.0)	$(408.4)	$443.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2003
Revenues
Sales—gold, net	$—	$2,326.3	$756.6	$—	$3,082.9
Sales—base metals, net	—	—	74.9	—	74.9

	—	2,326.3	831.5	—	3,157.8
Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,173.4	483.9	(1.3)	1,656.0
Base metals	—	—	44.3	—	44.3
Depreciation, depletion and amortization	—	376.7	187.8	—	564.5
Exploration, research and development	—	61.0	54.2	—	115.2
General and administrative	—	102.3	27.9	0.1	130.3
Write-down of long-lived assets	—	31.4	3.9	—	35.3
Other	(0.2)	41.1	8.6	—	49.5

	(0.2)	1,785.9	810.6	(1.2)	2,595.1
Other income (expense)
Gain on investments, net	1.3	(7.6)	89.5	—	83.2
Gain (loss) on derivative instruments, net	—	69.5	30.0	(76.6)	22.9
Gain on extinguishment of NYOL liabilities, net	—	—	30.0	190.5	220.5
Loss on extinguishment of debt	—	(23.0)	(10.8)	—	(33.8)
Loss on guarantee of QMC debt	—	—	(30.0)	—	(30.0)
Royalty and dividend income	—	0.3	57.2	(1.2)	56.3
Interest and other income—intercompany	28.6	25.1	10.1	(63.8)	—
Interest, foreign currency exchange and other income	73.4	51.2	7.6	—	132.2
Interest expense—intercompany	6.8	(10.0)	(60.6)	63.8	—
Interest, net of capitalized interest	(2.8)	(65.2)	(20.6)	—	(88.6)

	107.3	40.3	102.4	112.7	362.7

Pre-tax income before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	107.5	580.7	123.3	113.9	925.4
Income tax (expense) benefit	(37.6)	(64.2)	(130.5)	25.4	(206.9)
Minority interest in (income) loss of affiliates	—	(176.4)	29.6	(26.4)	(173.2)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(119.5)	—	(119.5)
Equity income of affiliates	405.8	82.9	571.5	(975.8)	84.4

Income before cumulative effect of a change in accounting principle	475.7	423.0	474.4	(862.9)	510.2
Cumulative effect of a change in accounting principle, net of tax of $11.1	—	(31.5)	(3.0)	—	(34.5)

Net income applicable to common shares	$475.7	$391.5	$471.4	$(862.9)	$475.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
For the Year Ended December 31, 2002
Revenues
Sales—gold, net	$—	$1,981.9	$585.0	$—	$2,566.9
Sales—base metals, net	—	—	55.3	—	55.3

	—	1,981.9	640.3	—	2,622.2
Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,199.7	385.5	(4.9)	1,580.3
Base metals	—	—	36.0	—	36.0
Depreciation, depletion and amortization	—	324.8	180.8	—	505.6
Exploration, research and development	—	52.2	36.7	—	88.9
General and administrative	—	78.1	36.8	0.4	115.3
Write-down of long-lived assets	—	0.5	3.2	—	3.7
Other	—	25.9	3.5	—	29.4

	—	1,681.2	682.5	(4.5)	2,359.2
Other income (expense)
Gain on investments, net	—	47.1	—	—	47.1
Gain (loss) on derivative instruments, net	—	1.9	(41.7)	—	(39.8)
Royalty and dividend income	—	0.6	39.5	(4.4)	35.7
Interest and other income (loss)—intercompany	14.6	14.4	30.5	(59.5)	—
Interest income, foreign currency exchange and other income	3.3	18.8	17.8	—	39.9
Interest expense—intercompany	(18.1)	(10.4)	(21.9)	50.4	—
Interest expense, net of capitalized interest	(1.4)	(86.3)	(41.9)	—	(129.6)

	(1.6)	(13.9)	(17.7)	(13.5)	(46.7)

Pre-tax (loss) income before minority interest, equity income (loss) and impairment of affiliates and cumulative effect of a change in accounting principle	(1.6)	286.8	(59.9)	(9.0)	216.3
Income tax benefit (expense)	0.6	(20.6)	0.1	—	(19.9)
Minority interest in (income) loss of affiliates	—	(100.1)	11.2	(8.6)	(97.5)
Equity loss and impairment of Australian Magnesium Corporation	—	—	(1.8)	—	(1.8)
Equity income of affiliates	159.0	42.1	253.7	(401.6)	53.2

Income before cumulative effect of a change in accounting principle	158.0	208.2	203.3	(419.2)	150.3
Cumulative effect of a change in accounting principle, net of tax of $(4.1)	—	7.7	—	—	7.7

Net income	158.0	215.9	203.3	(419.2)	158.0
Preferred stock dividends	(3.7)	—	—	—	(3.7)

Net income applicable to common shares	$154.3	$215.9	$203.3	$(419.2)	$154.3

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2004
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Assets
Cash and cash equivalents	$0.5	$690.3	$91.9	$—	$782.7
Marketable securities and other short-term investments	—	790.0	153.2	—	943.2
Trade receivables	—	73.5	6.0	—	79.5
Accounts receivable	1,262.5	448.6	455.6	(2,035.7)	131.0
Inventories	—	213.1	51.3	—	264.4
Stockpiles and ore on leach pads	—	200.5	31.1	—	231.6
Deferred stripping costs	—	33.7	10.8	—	44.5
Deferred income tax assets	—	166.5	7.1	—	173.6
Other current assets	3.7	47.9	19.0	—	70.6

Current assets	1,266.7	2,664.1	826.0	(2,035.7)	2,721.1

Property, plant and mine development, net	(2.8)	3,786.0	1,577.7	—	5,360.9
Investments	—	0.9	385.3	—	386.2
Investments in subsidiaries	4,573.9	1.4	3,581.6	(8,156.9)	—
Deferred stripping costs	—	75.0	4.8	—	79.8
Long-term stockpiles and ore on leach pads	—	481.6	43.2	—	524.8
Deferred income tax assets	6.8	425.2	59.7	—	491.7
Other long-term assets	1,766.8	652.2	99.8	(2,338.5)	180.3
Goodwill	—	40.9	2,985.0	—	3,025.9

Total assets	$7,611.4	$8,127.3	$9,563.1	$(12,531.1)	$12,770.7

Liabilities
Current portion of long-term debt	$—	$264.3	$21.2	$—	$285.5
Accounts payable	44.4	1,559.7	663.1	(2,036.2)	231.0
Employee-related benefits	—	107.2	27.3	—	134.5
Other current liabilities	27.2	287.8	131.7	3.3	450.0

Current liabilities	71.6	2,219.0	843.3	(2,032.9)	1,101.0
Long-term debt	—	1,185.9	125.4	—	1,311.3
Reclamation and remediation liabilities	—	293.8	137.7	—	431.5
Deferred revenue from sale of future production	—	46.8	—	—	46.8
Deferred income tax liabilities	52.2	223.6	174.9	25.4	476.1
Employee-related benefits	—	224.2	25.6	—	249.8
Advanced stripping costs	—	102.8	—	—	102.8
Other long-term liabilities	247.1	85.5	2,509.2	(2,503.2)	338.6

Total liabilities	370.9	4,381.6	3,816.1	(4,510.7)	4,057.9

Minority interest in subsidiaries	—	811.4	323.1	(359.4)	775.1

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	655.8	—	—	—	655.8
Additional paid-in capital	5,836.4	2,217.7	4,847.2	(6,376.9)	6,524.4
Accumulated other comprehensive income (loss)	146.7	(64.9)	37.6	27.3	146.7
Retained earnings	601.6	781.5	478.4	(1,250.7)	610.8

Total stockholders’ equity	7,240.5	2,934.3	5,423.9	(7,661.0)	7,937.7

Total liabilities and stockholders’ equity	$7,611.4	$8,127.3	$9,563.1	$(12,531.1)	$12,770.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2003
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Assets
Cash and cash equivalents	$—	$1,028.3	$102.8	$—	$1,131.1
Marketable securities and other short-term investments	—	186.0	271.5	—	457.5
Trade receivables	—	6.4	13.7	—	20.1
Accounts receivable	1,791.0	328.4	310.6	(2,359.4)	70.6
Inventories	—	156.0	69.7	—	225.7
Stockpiles and ore on leach pads	—	210.8	37.8	—	248.6
Deferred stripping costs	—	41.0	19.1	—	60.1
Deferred income tax assets	—	43.5	1.5	—	45.0
Other current assets	(122.9)	53.0	(81.0)	251.2	100.3

Current assets	1,668.1	2,053.4	745.7	(2,108.2)	2,359.0
Property, plant and mine development, net	—	2,146.4	1,569.1	—	3,715.5
Investments	—	709.7	892.8	(868.5)	734.0
Investments in subsidiaries	4,154.1	—	2,608.7	(6,762.8)	—
Deferred stripping costs	—	28.0	2.3	—	30.3
Long-term stockpiles and ore on leach pads	—	284.3	21.5	—	305.8
Deferred income tax assets	6.8	364.7	32.5	—	404.0
Other long-term assets	1,313.6	586.9	232.8	(2,026.3)	107.0
Goodwill	—	93.7	2,948.9	—	3,042.6

Total assets	$7,142.6	$6,267.1	$9,054.3	$(11,765.8)	$10,698.2

Liabilities
Current portion of long-term debt	$—	$59.9	$131.0	$—	$190.9
Accounts payable	129.5	1,643.0	756.4	(2,365.7)	163.2
Employee-related benefits	—	107.7	28.6	—	136.3
Other current liabilities	27.2	224.9	101.3	(1.3)	352.1

Current liabilities	156.7	2,035.5	1,017.3	(2,367.0)	842.5
Long-term debt	—	745.5	141.1	—	886.6
Reclamation and remediation liabilities	—	238.2	124.1	—	362.3
Deferred revenue from sale of future production	—	53.8	—	—	53.8
Deferred income tax liabilities	43.0	—	204.2	25.4	272.6
Employee-related benefits	—	221.2	32.5	—	253.7
Other long-term liabilities	372.2	102.0	1,703.7	(1,882.6)	295.3

Total liabilities	571.9	3,396.2	3,222.9	(4,224.2)	2,966.8

Minority interest in subsidiaries	—	377.1	307.7	(338.3)	346.5

Stockholders’ equity
Preferred stock	—	—	60.7	(60.7)	—
Common stock	638.0	—	32.4	(32.4)	638.0
Additional paid-in capital	5,603.4	2,206.2	4,705.9	(6,092.2)	6,423.3
Accumulated other comprehensive income (loss)	22.8	(43.1)	13.5	29.6	22.8
Retained earnings	306.5	330.7	711.2	(1,047.6)	300.8

Total stockholders’ equity	6,570.7	2,493.8	5,523.7	(7,203.3)	7,384.9

Total liabilities and stockholders’ equity	$7,142.6	$6,267.1	$9,054.3	$(11,765.8)	$10,698.2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2004
Operating activities:
Net income	$434.5	$448.2	$(31.0)	$(408.4)	$443.3
Adjustments to reconcile net income to net cash provided by operating activities	(331.2)	1,021.3	86.7	409.7	1,186.5
Increase (decrease) in operating assets and liabilities	—	(143.8)	72.1	(1.3)	(73.0)

Net cash provided by operating activities	103.3	1,325.7	127.8	—	1,556.8

Investing activities:
Additions to property, plant and mine development	—	(501.4)	(216.6)	—	(718.0)
Investment in marketable debt and equity securities	(39.9)	(1,496.7)	(183.4)	—	(1,720.0)
Cash recorded upon consolidation of Batu Hijau	—	82.2	—	—	82.2
Proceeds from sale of investments and other	—	912.6	10.9	—	923.5

Net cash used in investing activities	(39.9)	(1,003.3)	(389.1)	—	(1,432.3)

Financing activities:
Net (repayments) borrowings	(16.4)	(440.3)	258.9	—	(197.8)
Dividends paid on common and preferred stock	(121.7)	—	(11.6)	—	(133.3)
Dividends paid to minority interests	—	(236.9)	—	—	(236.9)
Proceeds from stock issuance	77.5	—	—	—	77.5
Change in restricted cash and other	(2.3)	17.8	(0.2)	—	15.3

Net cash (used in) provided by financing activities	(62.9)	(659.4)	247.1	—	(475.2)

Effect of exchange rate changes on cash	—	(1.0)	3.3	—	2.3

Net change in cash and cash equivalents	0.5	(338.0)	(10.9)	—	(348.4)
Cash and cash equivalents at beginning of year	—	1,028.3	102.8	—	1,131.1

Cash and cash equivalents at end of year	$0.5	$690.3	$91.9	$—	$782.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2003
Operating activities:
Net income	$475.7	$391.5	$471.4	$(862.9)	$475.7
Adjustments to reconcile net income to net cash provided by operating activities	(480.6)	382.2	(323.9)	862.9	440.6
Increase (decrease) in operating assets and liabilities	19.3	(11.7)	(239.5)	—	(231.9)

Net cash provided by (used in) operating activities	14.4	762.0	(92.0)	—	684.4

Investing activities:
Additions to property, plant and mine development	—	(365.4)	(139.1)	—	(504.5)
Investments in marketable debt and equity securities	—	(182.9)	(6.4)	—	(189.3)
Receipts from joint ventures and affiliates, net	—	39.3	—	—	39.3
Investment in affiliates	—	—	(70.1)	—	(70.1)
Early settlement of ineffective derivative instruments	—	—	(57.5)	—	(57.5)
Proceeds from sale of TVX Newmont Americas	—	—	180.0	—	180.0
Proceeds from sale of investments and other	0.6	(2.0)	223.5	—	222.1

Net cash provided by (used in) investing activities	0.6	(511.0)	130.4	—	(380.0)

Financing activities:
Net (repayments) borrowings	(1,238.8)	756.8	(187.4)	—	(669.4)
Dividends paid on common and preferred stock	(63.0)	—	(7.7)	—	(70.7)
Dividends paid to minority interests	—	(146.0)	—	—	(146.0)
Proceeds from stock issuance and other	1,286.8	—	—	—	1,286.8

Net cash (used in) provided by financing activities	(15.0)	610.8	(195.1)	—	400.7

Effect of exchange rate changes on cash	—	1.4	22.9	—	24.3

Net change in cash and cash equivalents	—	863.2	(133.8)	—	729.4
Cash and cash equivalents at beginning of year	—	165.1	236.6	—	401.7

Cash and cash equivalents at end of year	$—	$1,028.3	$102.8	$—	$1,131.1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Year Ended December 31, 2002
Operating activities:
Net income (loss)	$158.0	$215.9	$203.3	$(419.2)	$158.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(165.6)	396.2	(84.2)	367.0	513.4
Increase (decrease) in operating assets and liabilities	108.9	28.4	(136.4)	12.4	13.3

Net cash provided by (used in) operating activities	101.3	640.5	(17.3)	(39.8)	684.7

Investing activities:
Additions to property, plant and mine development	—	(231.7)	(68.3)	—	(300.0)
Proceeds from settlement of cross currency swaps	—	—	50.8	—	50.8
Settlement of derivative instruments	—	—	(21.1)	—	(21.1)
Advances to joint ventures and affiliates	—	(24.8)	—	—	(24.8)
Cash consideration for Normandy shares	—	—	(461.7)	—	(461.7)
Cash received from acquisitions, net of transaction costs	—	(39.8)	371.4	39.8	371.4
Proceeds from sale of investments and other	—	95.6	401.9	—	497.5

Net cash (used in) provided by investing activities	—	(200.7)	273.0	39.8	112.1

Financing activities:
Net repayments	(121.5)	(398.9)	(27.0)	—	(547.4)
Dividends paid on common and preferred stock	(43.5)	—	(6.5)	—	(50.0)
Dividends paid to minority interests	—	(28.8)	—	—	(28.8)
Proceeds from stock issuances	63.7	3.6	—	—	67.3

Net cash used in financing activities	(101.3)	(424.1)	(33.5)	—	(558.9)

Effect of exchange rate changes on cash	—	—	14.4	—	14.4

Net change in cash and cash equivalents	—	15.7	236.6	—	252.3
Cash and cash equivalents at beginning of year	—	149.4	—	—	149.4

Cash and cash equivalents at end of year	$—	$165.1	$236.6	$—	$401.7

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 27    COMMITMENTS AND CONTINGENCIES

General

The Company follows SFAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss may be incurred.

Operating Segments

The Company’s operating segments are identified in Note 25. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 27 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Indonesia reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited and the Newmont Australia Limited matters relate to the Australia/New Zealand reportable segment.

Environmental Matters

The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2004 and 2003, $410.3 million and $361.0 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” See Note 15.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $74.9 million and $58.6 million were accrued for such obligations at December 31, 2004 and 2003, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 81% greater or 34% lower than the amount accrued at December 31, 2004. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Costs and expenses, Other in the period estimates are revised.

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

On January 28, 2005, the EPA filed a lawsuit against Dawn and Newmont under CERCLA in the U.S. District Court for the Eastern District of Washington. The EPA has asserted that Dawn and Newmont are liable for reclamation or remediation work and costs at the mine. Dawn does not have sufficient funds to pay for the reclamation plan it proposed or for any alternate plan, or for any additional remediation work or costs at the mine. Newmont intends to vigorously contest any claims as to its liability.

Newmont cannot reasonably predict the likelihood or outcome of this lawsuit or any other action against Dawn or Newmont arising from this matter.

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

Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property is substantially complete. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and Newmont obtained a $5.8 million reclamation bond to secure their potential obligations under the consent decree. In addition, Idarado settled natural resources damages and past and future response costs, and agreed to habitat enhancement work under the consent decree. All of this work is substantially complete.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Newmont Capital, formerly known as Franco-Nevada Mining Corporation, Inc., owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital and the EPA have entered into an agreement tolling the statute of limitations until December 31, 2005 to facilitate settlement negotiations with respect to potential claims under CERCLA. Based on Newmont Capital’s limited involvement at Lava Cap, it does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action arising from this matter.

Newmont USA Limited—100% Newmont Owned

Pinal Creek.    Newmont is a defendant in a lawsuit brought on November 5, 1991 in U.S. District Court in Arizona by the Pinal Creek Group, alleging that the company and others are responsible for some portion of costs incurred to address groundwater contamination emanating from copper mining operations located in the area of Globe and Miami, Arizona. Two former subsidiaries of Newmont, Pinto Valley Copper Corporation and Magma Copper Company (now known as BHP Copper Inc.), owned some of the mines in the area between 1983 and 1987. The court has dismissed plaintiffs’ claims seeking to hold Newmont liable for the acts or omissions of its former subsidiaries. Based on information presently available, Newmont believes it has strong defenses to plaintiffs’ remaining claims, including, without limitation, that Newmont’s agents did not participate in any pollution causing activities; that Newmont’s liabilities, if any, were contractually transferred to one of the plaintiffs; that portions of plaintiffs’ claimed damages are not recoverable; and that Newmont’s equitable share of liability, if any, would be immaterial. While Newmont has denied liability and is vigorously defending these claims, we cannot reasonably predict the final outcome of this lawsuit.

Nevada Operations.    On November 19, 2002, Great Basin Mine Watch and the Mineral Policy Center (Appellants) filed suit in U.S. District Court in Nevada against the Department of the Interior and the Bureau of Land Management (BLM), challenging and seeking to enjoin the BLM’s July 2002 Record of Decision approving the company’s amended Plan of Operations covering the Gold Quarry South Layback Project, and the BLM’s September 2002 Record of Decision approving a new Plan of Operations for the Leeville Mine. Appellants sought a declaration that the BLM’s decisions were unlawful and an injunction prohibiting Newmont’s approved activities. Newmont intervened in this action on behalf of the government defendants and filed an answer denying all of Appellants’ claims. In March 2004, the Court granted summary judgment in favor of the government and Newmont on all claims, thus ending the U.S. District Court proceedings. In June 2004, Appellants appealed the U.S. District Court’s decision to the U.S. Ninth Circuit Court of Appeals. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the Company’s financial position or results of operations.

On October 16, 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Great Basin Mine Watch alleges that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont intervened in this action on behalf of the NDEP. A hearing before the Nevada State Environmental Commission was held in June 2003 in Elko, Nevada. At the end of the hearing, the Commission ruled in favor of NDEP on all claims and affirmed NDEP’s renewal of the Clean Water Act discharge permit. Great Basin Mine Watch appealed this decision in the Nevada District Court in Carson City, Nevada. In September 2004, the Nevada District Court ruled in favor of NDEP on most issues but ruled in favor of Great Basin Mine Watch with respect to certain proposed permit amendments. Newmont and NDEP filed an appeal

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the Nevada Supreme Court, seeking to uphold these proposed amendments. The Nevada District Court stayed its decision pending this appeal and Gold Quarry continues to operate under its renewed permit. While Newmont believes Great Basin Mine Watch’s position is without merit, it cannot reasonably predict the final outcome of this appeal, and an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

On December 4, 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission challenging NDEP’s November 2002 decision renewing a water pollution control permit for Newmont’s Lone Tree Mine. This appeal alleges that NDEP’s renewal violated various procedural and substantive requirements under Nevada’s water quality laws. Newmont has intervened in this appeal. A hearing before the Nevada State Environmental Commission was held in February 2003 in Carson City, Nevada. At the close of the hearing, the Commission ruled in favor of NDEP on all claims, and affirmed NDEP’s renewal of the permit. Great Basin Mine Watch appealed this decision in the Nevada District Court in Carson City. At a hearing in June 2004, the judge ruled in favor of NDEP on all claims, and affirmed NDEP’s renewal of the permit. Great Basin Mine Watch filed an appeal of this decision with the Nevada Supreme Court. While Newmont believes that this appeal is without merit, an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

On March 19, 2004, Great Basin Mine Watch and the Western Shoshone Defense Project (Appellants) filed an administrative appeal of the Record of Decision approving the Phoenix Project Plan of Operations. Appellants sought to vacate the Record of Decision and have the BLM reconsider the decision. Newmont has intervened in support of the Record of Decision. An administrative ruling affirmed the Phoenix Record of Decision. The BLM updated the amounts it required Newmont to place in a reclamation trust fund, and Newmont agreed to this amount.

Grass Valley.    On February 3, 2004, the City of Grass Valley, California brought suit against Newmont under CERCLA in the U.S. District Court for the Northern District of California. This matter involves an abandoned mine adit on property previously owned by a predecessor of Newmont and currently owned by the City of Grass Valley. The complaint alleges that the adit is discharging metals-bearing water into a stream on the property, in concentrations in excess of current EPA drinking water standards. Newmont cannot reasonably predict the likely outcome of this matter.

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

PT Newmont Minahasa Raya—80% Newmont Owned

In July 2004, a criminal complaint was filed against PT Newmont Minahasa Raya (“PTNMR”), the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

declared illegal by the South Jakarta District Court in December 2004, and the police have appealed that decision to the Indonesian Supreme Court. A civil lawsuit, which was filed by three residents of Buyat Pante, a village located near the Minahasa mine, was settled without payment to the plaintiffs in December 2004. In addition, on March 9, 2005, the Indonesian Ministry of the Environment reportedly filed a civil lawsuit against PTNMR and its President Director in relation to these allegations, seeking substantial monetary damages.

Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization, confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in the Bay or the health of nearby residents. The Company remains steadfast that it has not caused pollution or health problems and will continue to vigorously defend itself against these allegations. However, Newmont cannot predict the outcome of these actions or whether additional legal actions may occur. Any of these actions could adversely affect our ability to operate in Indonesia.

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

The parties also have entered into a consent decree with respect to the remaining areas at the site, which apportions liabilities and responsibilities for these areas. The EPA has approved remedial actions for selected components of Resurrection’s portion of the site, which were initiated in 1995. The EPA has not yet selected the final remedy for the site. Accordingly, Newmont cannot yet determine the full extent or cost of its share of the remedial action that will be required. The government agencies may also seek to recover for damages to natural resources. In March 1999, the parties entered into a Memorandum of Understanding (“MOU”) to facilitate the settlement of natural resources damages claims under CERCLA for the upper Arkansas River Basin. In January 2004, an MOU report was issued that evaluated the extent of natural resource damages and possible restoration activities that might be required, which Resurrection and other parties could potentially be required to fund. This report should provide a framework for resolving remaining issues at the site.

Other Legal Matters

Minera Yanacocha—51.35% Newmont Owned

Choropampa.    In June 2000, a transport contractor of Yanacocha spilled approximately 151 kilograms of elemental mercury near the town of Choropampa, Peru, which is located 53 miles (85 kilometers) southwest of the Yanacocha mine. Elemental mercury is a by-product of gold mining and was sold to a Lima firm for use in medical instruments and industrial applications. A comprehensive health and environmental remediation program was undertaken by Yanacocha in response to the incident. In August 2000, Yanacocha paid under protest a fine

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 1,740,000 soles (approximately $500,000) to the Peruvian government. Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. In addition, it has entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident. As a result of this incident, Yanacocha has incurred approximately $18.7 million of expenditures. Yanacocha cannot predict the likelihood of additional expenditures related to this matter.

Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants have been named in lawsuits filed by over 1,000 Peruvian citizens in Denver District Court for the State of Colorado. These actions seek compensatory and punitive damages based on claims associated with the elemental mercury spill incident. In February 2005, Yanacocha and the various Newmont defendants answered the complaint in the Denver District Court.

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

Cerro Quilish.    Yanacocha was involved in a dispute with the Provincial Municipality of Cajamarca regarding the authority of that governmental body to regulate the development of the Cerro Quilish ore deposit. Cerro Quilish is located in the same watershed in which the City of Cajamaraca is located. The Municipality enacted an ordinance declaring Cerro Quilish and its watershed to be a reserve and naturally protected area. Yanacocha challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas. The Peruvian Constitutional Tribunal heard the case in early 2003 and ruled on April 7, 2003. The ruling established that Yanacocha’s rights were not impacted by the ordinance and Yanacocha should complete a full environmental impact study prior to initiating any development at Cerro Quilish, and adopt mitigation measures necessary to protect the quality and quantity of the water supply of the City of Cajamarca. In July 2004, Yanacocha received a drilling permit authorizing additional exploration of the Cerro Quilish deposit. During September 2004, individuals from the Cajamarca region conducted a sustained blockade of the road between the City of Cajamarca and the mine site, in protest of these exploration activities. Yanacocha suspended all drilling activities at Cerro Quilish and the blockade was resolved. In November 2004, in recognition of community concerns, Yanacocha requested and received the revocation of its Cerro Quilish drilling permit.

Minas Conga.    Yanacocha is involved in a dispute with the Provincial Municipality of Celendin regarding the authority of that governmental body to regulate the development of the Minas Conga ore deposit. In the fourth quarter of 2004, the Municipality of Celendin enacted a similar ordinance to that enacted by the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality of Cajamarca with regard to Cerro Quilish, as described above, declaring the area around Minas Conga to be a mining-free reserve and naturally protected area. As in the Cerro Quilish case, Yanacocha has challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas and deny the rights granted by Yanacocha’s mining concessions. Based on the precedent established by the Constitutional Tribunal’s treatment of the Quilish ordinance, it is reasonable to believe that a similar finding will be made as to the Celendin ordinance.

Newmont Australia Limited—100% Newmont Owned

In February 1999, Normandy Mining Limited (“Normandy,” now known as Newmont Australia Limited) sold certain subsidiary companies in a transaction that resulted in net cash proceeds of A$663 million. The sale did not give rise to any tax liability to Normandy because of the tax basis that Normandy had in the shares of the subsidiaries and the capital losses available to offset the net gain realized on the sale. This transaction is currently the subject of a review by the Australian Taxation Office (“ATO”). The ATO has sought documents from Newmont Australia Limited, the buyer of the subsidiaries and other parties. In December 2003, the ATO issued two draft position papers with respect to its current view of certain proposed tax adjustments required for two of Newmont Australia Limited’s wholly-owned Australian subsidiaries that participated in the transaction. The Company continues to believe that Normandy’s tax treatment was in accordance with the provisions of the relevant tax laws and intends to vigorously defend its position. Newmont Australia Limited cannot reasonably predict what future action the ATO may take in relation to this matter.

Newmont USA Limited—100% Newmont Owned

On February 2, 2002, a French citizen filed a complaint against the Company and certain of its subsidiaries and former officers, Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”), one of Buenaventura’s subsidiaries, and other individuals, in U.S. District Court in Denver. The plaintiff alleges that he had an arrangement with Normandy, under which his fee was dependent on the outcome of the Yanacocha shareholder dispute (which involved a lawsuit by Newmont and Buenaventura in Peru against the Bureau de Recherches Géologiques et Minières, the geological and mining bureau of the French government (the “BRGM”) and Normandy to enforce preemptive rights under the Minera Yanacocha by-laws, after the BRGM announced its intention to transfer its shares in Yanacocha to a company controlled by Normandy; this shareholder dispute was resolved in 2000 pursuant to a comprehensive settlement agreement among the parties). The February 2002 lawsuit alleged that the defendants violated the federal Racketeer Influenced Corrupt Organization Act (“RICO”) by corrupting the Peruvian Supreme Court in 1998 in order to prevail in the Yanacocha shareholder dispute. The suit seeks damages of not less than $25 million plus interest (which could be subject to trebling), as well as unspecified punitive damages. In January 2004, the court granted the defendants’ motion to dismiss; the plaintiff appealed this decision in February 2004. During the summer of 2002, the Peruvian attorney general’s office commenced an inquiry into certain of the allegations made in the February 2002 lawsuit described above. In July 2003, the Peruvian attorney general’s office announced that its investigation had concluded without finding any evidence of improper conduct in relation to the outcome of the Yanacocha shareholder dispute. Further, in February 2003, Newmont received a subpoena from the U.S. Department of Justice requiring the production of documents related to Newmont’s activities relating to the shareholder dispute described above from 1994 through 1999. In October 2004, Newmont was notified that the Department of Justice has closed its inquiry into this matter.

Newmont Yandal Operations Pty Ltd—100% Newmont Owned

On September 3, 2003, J. Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against Newmont Yandal Operations Pty Ltd (“NYOL”), its subsidiaries and the administrator in

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, but others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. As of December 31, 2004 and December 31, 2003, the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $305.6 million and $244.8 million, respectively, classified in Other long-term liabilities. This amount represents what the Company believes will be the probable outcome of such disputes for all tax years for which additional income taxes can be assessed.

Other Commitments and Contingencies

In a 1993 asset exchange, a wholly-owned subsidiary transferred a coal lease under which the subsidiary had collected advance royalty payments totaling $484 million. From 1994 to 2018, remaining advance payments under the lease to the transferee total $390 million. In the event of title failure as stated in the lease, this subsidiary has a primary obligation to refund previously collected payments and has a secondary obligation to refund any of the $390 million collected by the transferee, if the transferee fails to meet its refund obligation. The subsidiary has title insurance on the leased coal deposits of $240 million covering the secondary obligation. The Company and the subsidiary regard the circumstances entitling the lessee to a refund as remote.

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $9.0 million for 2005, nil for 2006, $5.4 million for 2007 and $10.4 million thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2004 and December 31, 2003, there were $357.2 million and $202.9 million, respectively, of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 11). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Under the Batu Hijau Contract of Work with the Indonesian government, beginning in 2005, and continuing through 2010, a portion of each foreign shareholders’ equity interest in the project must be offered for sale to the Indonesian government or to Indonesian nationals. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern. An Indonesian national currently owns a 20% interest in Batu Hijau, which would require Newmont and Sumitomo, collectively, to offer a 3% interest to the Indonesian government or to Indonesian nationals in 2006. Pursuant to this provision of the Batu Hijau Contract of Work, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 28    UNAUDITED SUPPLEMENTARY DATA

Deferred Stripping Costs

In general, mining costs are charged to Costs applicable to sales as incurred. However, at some open pit mines, which have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold or pound of copper with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there might be greater volatility in the Company’s period-to-period results of operations.

See Notes 2 and 7 for additional information concerning deferred stripping.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Nevada(4)			La Herradura(5)
	2004	2003	2002	2004	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	126.5	125.0	125.1	149.1	146.4	141.3
– Average ore grade(2)	0.051	0.049	0.073	0.034	0.030	0.031
Actuals for Year
– Stripping ratio(1)	154.3	124.9	72.2	156.1	157.4	158.5
– Average ore grade(2)	0.059	0.075	0.081	0.026	0.026	0.026
Remaining Mine Life (years)(3)	10	9	10	4	5	6

	Tanami(6)			Kalgoorlie(7)
	2004	2003	2002	2004	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	82.3	48.8	68.2	110.9	114.8	111.5
– Average ore grade(2)	0.160	0.160	0.113	0.061	0.065	0.065
Actuals for Year
– Stripping ratio(1)	52.3	63.5	86.4	102.9	112.2	131.0
– Average ore grade(2)	0.130	0.108	0.107	0.063	0.063	0.054
Remaining Mine Life (years)(3)	1	1	2	13	13	14

	Martha(8)			Ovacik(9)
	2004	2003	2002	2004	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	26.1	32.1	31.7	41.6	34.9	28.9
– Average ore grade(2)	0.107	0.103	0.093	0.385	0.356	0.362
Actuals for Year
– Stripping ratio(1)	31.7	29.5	36.6	57.0	40.4	32.1
– Average ore grade(2)	0.091	0.089	0.100	0.298	0.374	0.358
Remaining Mine Life (years)(3)	3	3	4	2	2	3

	Batu Hijau(10)
	2004	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	0.22	N/A	N/A
– Average ore grade(2)	4.63	N/A	N/A
Actuals for Year
– Stripping ratio(1)	0.16	N/A	N/A
– Average ore grade(2)	6.22	N/A	N/A
Remaining Mine Life (years)(3)	14	N/A	N/A

(1)	Total tons to be mined in future divided by total ounces of gold or total pounds of copper equivalent to be recovered in future, based on proven and probable reserves. Pounds of copper equivalent equate to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.
(3)	Remaining mine life (years) is as of January 1st of the year being presented and is based on the then current life-of-mine plan.
(4)	The actual stripping ratio increased in 2004 from 2003 and is greater than life-of-mine due to increased waste removal from Section 30 at Twin Creeks. The actual grade decreased in 2004 as lower grade ore zones are being mined at Twin Creeks and Carlin.
(5)	La Herradura is included in the Company’s Other Northern America reportable segment.
(6)	The life-of-mine stripping ratio increased during 2004 from 2003 due to changes in mine plans as production winds down. The actual stripping ratio decreased during 2004 from 2003 due to the completion of several low-grade remnant pits. The one-year mine life is for open pit only. Underground mine life is six years. Tanami is included in the Company’s Australia/New Zealand reportable segment.
(7)	The actual stripping ratio decreased in 2004 due to fewer waste tons being moved. Kalgoorlie is included in the Company’s Australia/New Zealand reportable segment.
(8)	The actual life-of mine stripping ratio decreased in 2004 due to a positive grade reconciliation in 2003. Martha is included in the Company’s Australia/New Zealand reportable segment.
(9)	The life-of-mine stripping ratio increased in 2004 due to a change in mining method for certain reserves from underground to open pit. The actual stripping ratio increased significantly from 2003 due to accelerated waste removal required to maintain higher mill throughput. The life-of-mine grade increased as higher grade material will be mined due to change from underground to open pit. The actual grade decreased as lower grade areas are still being mined. Ovacik is included in the Company’s Central Asia reportable segment.
(10)	The actual stripping ratio is significantly lower than the life-of-mine stripping ratio as a direct result of the higher average ore grade.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited and in millions, except per share amounts):

	2004
	Three Months Ended
	March 31,		June 30,	September 30,	December 31,
Revenues	$1,122.3	(1)	$1,009.1	$1,162.7	$1,230.0
Gross profit(2)	$365.7	(1)	$278.4	$412.1	$468.2
Income before cumulative effect of a change in accounting principle	$133.8		$37.5	$128.7	$190.4
Net income applicable to common shares	$86.7		$37.5	$128.7	$190.4
Income before cumulative effect of a change in accounting principle, per common share, basic and diluted	$0.30		$0.08	$0.29	$0.43
Net income per common share, basic and diluted	$0.20		$0.08	$0.29	$0.43
Basic weighted-average shares outstanding	442.5		443.1	443.5	444.6
Diluted weighted-average shares outstanding	446.6		446.3	447.1	448.0
Dividends declared per common share	$0.05		$0.075	$0.075	$0.10
Closing price of common stock	$46.63		$38.76	$45.53	$44.41

	2003
	Three Months Ended
	March 31,		June 30,	September 30,	December 31,
Revenues	$734.0	(1)	$736.8	$881.2	$805.8
Gross profit(2)	$189.0	(1)	$165.2	$268.4	$270.4
Income before cumulative effect of a change in accounting principle	$151.8		$90.8	$114.4	$153.1
Net income applicable to common shares	$117.3		$90.8	$114.4	$153.1
Income before cumulative effect of a change in accounting principle, per common share, basic and diluted	$0.38		$0.22	$0.28	$0.36
Net income per common share, basic and diluted	$0.29		$0.22	$0.28	$0.36
Basic weighted-average shares outstanding	401.9		405.4	408.4	426.5
Diluted weighted-average shares outstanding	404.2		408.2	412.9	430.9
Dividends declared per common share	$0.04		$0.04	$0.04	$0.05
Closing price of common stock	$26.15		$32.46	$39.09	$48.61

(1)	Revenues and gross profit for the period ended March 31, 2004 and 2003 have been restated to conform with the 2004 classification.
(2)	Revenues less Costs applicable to sales, and Depreciation, depletion, and amortization.

The significant fourth quarter adjustments for 2004 were (i) $52 million ($0.12 per share, basic) after-tax goodwill impairment charge at Pajingo; (ii) a $9 million ($0.02 per share, basic) non-cash, after-tax writedown of long-lived assets; (iii) an $16 million ($0.04 per share, basic) non-cash, after-tax reclamation estimate gain; (iv) a $3 million ($0.01 per share, basic) non-cash, after-tax net gain on the disposition of Perama and QMC; and (v) a $71 million ($0.16 per share, basic) net tax benefit resulting from the release of tax valuation allowances, tax true-ups and the filing of a consolidated tax return in Australia. Significant fourth quarter adjustments for 2003 were (i) $30 million ($0.07 per share, basic) after-tax loss on a guarantee of QMC debt; (ii) $18 million ($0.04 per share, basic) after-tax impairment charge at Golden Giant in Canada; and (iii) $72 million ($0.17 per share, basic) tax benefit from the release of valuation allowances.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 29    SUBSEQUENT EVENTS

On March 1, 2005, Newmont sold the Ovacik mine, located in western Turkey, to a subsidiary of Koza Davetiye, a listed Turkish conglomerate. Consideration for the mine included $20 million paid at closing, and various contingent payments that could total as much as $24.5 million if all conditions precedent are met.

On March 3, 2005, Newmont Mining Corporation of Canada Limited agreed to purchase 9.9% of Shore Gold Inc., a company trading on the Toronto Venture Exchange as SGF. The purchase price is expected to be in the range of CDN $49-51 million. Closing is expected to occur on or about March 22, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management’s report on internal control over financial reporting is included in Item 8 of this annual report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Newmont’s directors, Audit Committee Financial Experts, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Newmont’s executive officers is set forth under Item 4A of this report.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2005 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2005 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2005 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 15, 2005, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 95 above.

Financial Statement Schedules

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

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP

Denver, Colorado

February 27, 2004

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of United States dollars)

	Years Ended December 31,
	2003	2002
Revenues
Concentrate sales
Contained copper	$522,718	$463,413
Third-party smelting and refining costs	(98,045)	(103,727)

	424,673	359,686

Costs and expenses
Production costs (exclusive of depreciation, depletion and amortization shown separately below)	68,564	117,286
Depreciation, depletion and amortization	125,917	125,057
Exploration	1,455	225
Other	33	15

	195,969	242,583

Other income (expense)
Interest income and other	2,811	2,731
Interest expense	(49,424)	(59,415)

	(46,613)	(56,684)

Pre-tax income before cumulative effect of a change in accounting principle	182,091	60,419
Income tax expense	(67,079)	(24,942)

Income before cumulative effect of a change in accounting principle	115,012	35,477
Cumulative effect of a change in accounting principle, net of tax of U.S.$1.4 million in 2003	(14,218)	—

Net income	$100,794	$35,477

Other comprehensive (loss) income	(3,490)	2,995

Comprehensive income	$97,304	$38,472

NUSA TENGGARA PARTNERSHIP V.O.F.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of United States dollars)

	At December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$82,232	$113,417
Accounts receivable from affiliates	318	4,006
Metal sales receivables	54,601	55,354
Value added taxes receivable	4,279	13,899
Receivable—Advance NIL	17,856	—
Receivable—Advance NTMC	13,888	—
Inventories	82,757	90,774
Stockpiles	2,195	2,041
Deferred income tax assets	50,792	3,355
Senior debt reserve account	—	22,169
Other	16,040	8,095

Current assets	324,958	313,110
Stockpiles	287,220	196,811
Property, plant and mine development, net	1,585,124	1,658,912
Intangible mineral interests, net	176,349	188,294
Senior debt reserve account	60,939	—
Debt issuance costs	22,874	29,472
Deferred income tax assets	—	54,667
Other	1,037	1,183

Total assets	$2,458,501	$2,442,449

LIABILITIES
Current portion of long-term debt	$86,730	$92,516
Related party debt and interest	258,182	259,793
Accounts payable and accrued expenses	86,331	78,290
Accounts payable—affiliates (see Notes 8 and 16)	115,522	3,717
Taxes payable	4,279	2,975
Deferred stripping costs	—	18,135

Current liabilities	551,044	455,426
Long-term debt	653,082	843,255
Reclamation and remediation liabilities	47,492	13,330
Provision for retirement benefit	3,321	2,270
Deferred income taxes	55,931	—
Deferred stripping costs	69,905	48,613
Accounts payable—affiliates (see Notes 8 and 16)	—	99,133

Total liabilities	1,380,775	1,462,027

Commitments and contingencies (see Notes 2, 15, 16 and 17)

PARTNERS’ EQUITY
Capital account—Newmont Indonesia Limited (“NIL”)	607,816	551,119
Capital account—Nusa Tenggara Mining Corporation (“NTMC”)	472,745	428,648
Accumulated other comprehensive (loss) income	(2,835)	655

Total partners’ equity	1,077,726	980,422

Total liabilities and partners’ equity	$2,458,501	$2,442,449

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED CHANGES IN PARTNERS’ EQUITY

(Amounts in thousands of United States dollars)

	NIL 56.25%	NTMC 43.75%	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2001	$506,413	$393,877	$(2,340)	$897,950
Cash contributions	24,750	19,250	—	44,000
Net income	19,956	15,521	—	35,477
Other comprehensive income	—	—	2,995	2,995

Balance at December 31, 2002	551,119	428,648	655	980,422
Net income	56,697	44,097	—	100,794
Other comprehensive loss	—	—	(3,490)	(3,490)

Balance at December 31, 2003	$607,816	$472,745	$(2,835)	$1,077,726

The accompanying notes are an integral part of these financial statements.

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED CASH FLOW

(Amounts in thousands of United States dollars)

	Years Ended December 31,
	2003	2002
Operating activities:
Net income	$100,794	$35,477
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	125,917	125,057
Accretion of accumulated reclamation obligations	6,388	—
Loss on disposal of fixed assets	174	210
Amortization of deferred stripping costs, net	3,157	(8,570)
Amortization of debt issuance costs	6,598	6,793
Write-down of stockpiles and inventories	2,539	904
Cumulative effect of change in accounting principle, net of tax	14,218	—
Deferred income tax expense	66,443	24,121
(Increase) decrease in operating assets:
Accounts and other receivables	14,061	(16,028)
Stockpiles and inventories	(75,014)	(39,390)
Other assets	(7,796)	(2,730)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	12,717	(21,135)
Other liabilities	744	19,223

Net cash provided by operating activities	270,940	123,932

Investing activities:
Additions to property, plant and mine development	(35,652)	(39,080)

Net cash used in investing activities	(35,652)	(39,080)

Financing activities:
Equity contributions from Newmont Indonesia Limited	—	24,750
Equity contributions from Nusa Tenggara Mining Corporation	—	19,250
Repayments of long-term debt	(195,959)	—
Senior debt reserve account	(38,770)	(22,619)
Advance to Newmont Indonesia Limited	(17,856)	—
Advance to Nusa Tenggara Mining Corporation	(13,888)	—
Net cash (used in) provided by financing activities	(266,473)	21,381

Net (decrease) increase in cash and cash equivalents	(31,185)	106,233
Cash and cash equivalents at beginning of year	113,417	7,184

Cash and cash equivalents at end of year	$82,232	$113,417

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the month-end spot price and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificate. Effective January 1, 2002, PTNNT changed its methodology to mark-to-market its provisional sales based on the forward price for the estimated month of settlement. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice. For the years ended December 31, 2003 and 2002, PTNNT had recorded revenues of U.S.$95.7 million and U.S.$65.7 million, respectively, which were subject to final pricing adjustments. The average price adjustment for copper was 5.07% and 1.98% for the years ended December 31, 2003 and 2002, respectively. The average price adjustment for gold was 1.13% and 0.83% for the years ended December 31, 2003 and 2002, respectively.

PTNNT’s sales based on a provisional sales price contain an embedded derivative which is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. At December 31, 2003 and 2002, PTNNT had consolidated embedded copper derivatives on 91.5 million and 93.5 million pounds recorded at an average price of U.S.$1.04 and U.S.$0.70 per pound, respectively. A one-cent movement in the average price used for these derivatives would have an approximate U.S.$0.6 million impact on PTNNT’s net income for each of the years ended December 31, 2003 and 2002.

Sales of gold and silver by-products for the years ended December 31, 2003 and 2002 were U.S.$217.3 million and U.S.$159.2 million, respectively. Revenue from the sale of gold and silver is credited to production costs in the determination of net income for each period presented. These by-product commodities represented 51% and 44% of revenues and reduced production costs by 76% and 58% for the years ended December 31, 2003 and 2002, respectively. Gold and silver revenues, which are recorded as by-product credits, are significant to the economics of the Batu Hijau operation.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated remaining life as of December 31, 2003, of the Batu Hijau pit is 14 years, which represents the time period over which the deferred stripping cost balance will be amortized. The amortization of deferred stripping costs is reflected in the income statement over the remaining life of the operations so that no unamortized balance remains at mine closure. PTNNT’s cash flows are reviewed regularly, and at least annually, for the purpose of assessing whether any write-downs to the deferred stripping cost balances are required.

NTP has classified these costs as Deferred stripping costs on the Consolidated Balance Sheets. The total deferred stripping liability as of December 31, 2003 and 2002 was U.S.$69.9 million and U.S.$66.7 million, respectively. Additions (deductions) to deferred stripping costs are included as a component of Movement of deferred stripping costs, net in Operating activities in the Statements of Consolidated Cash Flow. Net additions (deductions) to deferred stripping costs liability for the years ended December 31, 2003 and 2002 were U.S.$3.2 million and U.S.$(8.6) million, respectively.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NTP is not subject to income taxes. The taxable income or loss of the Partnership, which may vary substantially from income or loss reported for financial reporting purposes, is passed through to NTP partners. NTP is subject to withholding taxes on certain payments made from Indonesia. Such withholding taxes are included in Income tax expense.

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

Comprehensive (Loss) Income

In addition to net income, comprehensive (loss) income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The U.S.$3.5 million Other comprehensive loss in 2003 and the U.S.$3.0 million Other comprehensive income in 2002 represents the change in the fair value of derivative instruments that qualify as cash flow hedges.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

These intangible mineral interests are amortized over proven and probable reserves, have no residual value and a weighted average life of 27 years. Total amortization expense for the years ended December 31, 2003 and 2002 was U.S.$11.9 million and U.S.$14.5 million, respectively. The estimated aggregate amortization expenses through 2008 are as follows (based on the current mine plan):

Year ended December 31,	Amount
(in millions)
2004	$14.0
2005	11.3
2006	9.6
2007	11.9
2008	9.2

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7    DEFERRED STRIPPING

Movements in the deferred stripping costs liability balance were as follows:

	Years Ended December 31,
	2003	2002
	(in thousands of U.S.$)
Opening balance	$66,748	$75,318
Amortization	(9,857)	(12,096)
Additions	13,014	3,526

Closing balance	$69,905	$66,748

NOTE 8    ACCOUNTS PAYABLE—AFFILIATES

Details of accounts payable—affiliates were as follows:

	At December 31,
	2003	2002
	(in thousands of U.S.$)
Long term:
Technology and Know-How Agreement Royalties—NTL	$—	$55,762
Technology and Know-How Agreement Royalties—Sumitomo	—	43,371

	—	99,133
Short term:
Technology and Know-How Agreement Royalties—NTL	64,436	—
Technology and Know-How Agreement Royalties—Sumitomo	50,117	—
Consulting Services Agreement—NISL	329	2,694
Payroll Agency Agreements—NIIL and NGELP	640	722
Consulting Services Agreement—NPN	—	301

	115,522	3,717

Total	$115,522	$102,850

Following repayment of principal amounts previously deferred under the Senior Debt (see Note 10) during 2003, the accounts payable-affiliates amounts were reclassified from long-term to short-term.

NOTE 9    INCOME TAXES

NTP’s Indonesian income tax expense consisted of:

	Years Ended December 31,
	2003	2002
	(in thousands of U.S.$)
Current	$(636)	$(821)
Deferred	(66,443)	(24,121)

Total expense	$(67,079)	$(24,942)

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NTP’s income tax expense differed from the amounts computed by applying the COW corporate income tax statutory rate for PTNNT for the following reasons:

	Years Ended December 31,
	2003	2002
	(in thousands of U.S.$)
Indonesian corporate income tax benefit at COW rate	$(63,732)	$(21,147)
Interest expense to partners	2,788	4,385
Valuation allowance on deferred tax assets	170	(906)
Amortization of capitalized interest & mineral interests	(2,761)	(3,701)
Other	(2,908)	(2,752)

Income tax expense	(66,443)	(24,121)
Income withholding tax	(636)	(821)

Total expense	$(67,079)	$(24,942)

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The interest rate is based on blended fixed and floating rates, and at current market rates on December 31, 2003, the weighted average interest rate would approximate the London InterBank Offering Rate (“LIBOR”) plus 3.47%. The weighted average interest rates were 4.7% and 5.0% during 2003 and 2002, respectively, and the interest rates were 4.7% and 4.7% at December 31, 2003 and 2002, respectively.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Chase Manhattan Bank (“Chase”) portion of the Senior Debt was refinanced in May 2001. U.S.$403.75 million was borrowed from Export-Import Bank of the United States (“US Exim”) and the Chase tranche of the Senior Debt was repaid in full.

Scheduled minimum annual long-term third party debt repayments are U.S.$86.7million, through 2008 each year. U.S.$306.1 million is due thereafter.

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

Commercial Bank Loan

On May 14, 2001, PTNNT borrowed U.S.$22.5 million from a commercial bank to fund a credit financing fee for the Senior Debt transaction with US Exim as described above. This borrowing is unsecured and was due in May 2005. The interest rate was based on the semi-annual LIBOR rate, and the weighted average interest rate was approximately LIBOR plus 2%. The weighted average interest rates were 2.9% and 4.0% during 2003 and 2002, respectively and at December 31, 2002, the interest rate was 3.4%. The loan was repaid in November 2003.

Loans and Accrued Interest To Partners

In 1999, PTNNT entered into separate shareholder subordinated loan agreements with NIL and NTMC (“Sponsor Loans”) under which U.S.$195.6 million of principal was outstanding at December 31, 2003 and 2002. U.S.$9.5 million and U.S.$8.9 million of accrued interest related to the Sponsor Loans was outstanding at December 31, 2003 and 2002, respectively. U.S.$20.8 million of the accrued interest was converted to Partners’ equity during 2001. Borrowings under Sponsor Loans are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms. The interest rate is based on the annual Singapore InterBank Offering Rate (“SIBOR”) and the interest rate on any unpaid interest is based on the annual SIBOR rate plus 1%. The weighted average interest rates during 2003 and 2002 were 1.4% and 2.1%, respectively, and at December 31, 2003 and 2002 were 1.3% and 1.5%, respectively. Payments of Sponsor Loan principal and interest are Restricted Payments under provisions of the Senior Debt.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 5, 2000, PTNNT entered into separate shareholder subordinated loan agreements (“Second Sponsor Loans”) with NIL and NTMC under which U.S.$53 million of principal was outstanding at December 31, 2003 and 2002. U.S.$0.1 million and U.S.$2.3 million interest related to the Second Sponsor Loans was outstanding at December 31, 2003 and 2002, respectively. U.S.$4.5 million of the accrued interest was converted to Partners’ equity during 2001. The terms of the Second Sponsor Loans are similar to the Sponsor Loans described above where (i) borrowings are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms; (ii) interest rates are based on the annual SIBOR rate for principal and the annual SIBOR rate plus 1% for unpaid accrued interest; and (iii) loan repayments and interest are Restricted Payments under provisions of the Senior Debt. The weighted-average interest rates during 2003 and 2002 were 1.4% and 2.1%, and at December 31, 2003 and 2002, the interest rates were 1.3% and 1.5%, respectively.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On a pro forma basis, the liabilities for asset retirement obligations would have been U.S.$79.7 million and U.S.$86.2 million at January 1, 2002 and December 31, 2002, respectively, if SFAS No. 143 had been applied at the beginning of 2002.

The table below presents the impact of the accounting change for year ended December 31, 2003 and the pro forma effect for the years ended December 31, 2002 as if the change had been in effect for those periods (in thousands of U.S.$):

	Years Ended December 31,
	2003 (impact)	2002 (pro forma)
(Decrease) increase to net income (loss)
Production costs	$1,392	$1,953
Depreciation, depletion, and amortization	(5,045)	(5,363)
Income tax benefit	1,279	1,194

Net decrease in income (loss) before cumulative effect of a change in accounting principle	$(2,374)	$(2,216)

The table below presents pro forma income (loss) before cumulative effect of a change in accounting principle for years ended December 31, 2002 as if the Company had adopted the SFAS No. 143 as of January 1 (in thousands of U.S.$):

2002
Income before cumulative effect of a change in accounting principle
As reported	$35,477
Change in accounting method SFAS No. 143	(2,216)

Pro forma	$33,261

NOTE 12    STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2003	2002
	(in thousands of U.S.$)
Net income (loss)	$100,794	$35,477

Other comprehensive income (loss):
Changes in fair value of cash flow hedge instruments, net of tax of $(1,879) and $1,613, respectively	(3,490)	2,995

Total other comprehensive (loss) income	(3,490)	2,995

Comprehensive income (loss)	$97,304	$38,472

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13    MAJOR CUSTOMERS AND EXPORT SALES

PTNNT sells its concentrates primarily pursuant to long-term sales agreements. As a percentage of concentrate sales (copper sales net of smelting and refining charges), 96% of concentrate sales were pursuant to such contracts during 2003. Three of these agreements each accounted for more than 10% of sales in 2003 at U.S.$60.3 million, U.S.$55.3 million and U.S.$53.2 million, respectively, and together accounted for 39% of concentrate sales. As a percentage of concentrate sales, 97% were pursuant to such long-term sales agreements during 2002, of which three agreements each accounted for more than 10% of sales in 2002 at U.S.$55.5 million, U.S.$51.8 million and U.S.$50.9 million, respectively, and together accounted for 44% of concentrate sales. Concentrate sales were made to three related parties during 2003 and 2002 and the associated metal sales receivables at December 31, 2003 and 2002 as follows:

	Years Ended December 31,
	2003	2002
	(in thousands of U.S.$)
Concentrate sales
Sumitomo Metal Mining Co., Ltd.	$31,890	$34,358
Mitsubishi Materials Corporation	55,265	55,537
Furukawa Co., Ltd.	20,791	18,025

	$107,946	$107,920

	At December 31,
	2003	2002
	(in thousands of U.S.$)
Associated metals sale receivables
Sumitomo Metal Mining Co., Ltd.	$4,079	$15,663
Mitsubishi Materials Corporation	7,276	4,994
Furukawa Co., Ltd.	6,085	885

	$17,440	$21,542

NOTE 14    SUPPLEMENTAL CASH FLOW INFORMATION

Excluded from the consolidated statements of cash flows were the effects of non-cash transactions wherein PTNNT purchases spare parts inventory, but defers payment until such inventory is used. The amount so purchased was U.S.$26.3 million at December 31, 2003 and U.S.$30.3 million at December 31, 2002.

Third party interest paid totaled U.S.$40.6 million and U.S.$47.4 million in 2003 and 2002, respectively.

U.S.$5.0 million of interest was paid to NIL and NTMC in 2003.

Taxes paid, consisting of withholding taxes on interest earned, were U.S.$0.8 million and U.S.$2.0 million in 2003 and 2002, respectively.

In December 2003, cash distributions of $17.9 million and $13.9 million were made to NIL and NTMC, respectively.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Charges under these agreements totaled U.S.$15.5 million and U.S.$16.2 million during 2003 and 2002, respectively. The associated liabilities at December 31, 2003 and 2002 were U.S.$114.6 million and U.S.$99.1 million, respectively, and were included in Accounts payable—affiliates (Note 8).

Consulting Services Agreements

In July 1996, PTNNT entered into a Consulting Services Agreement with Newmont International Services Limited (“NISL”), a subsidiary of Newmont, whereby NISL agreed to provide certain support; advisory and consulting services related to general project engineering, control and development; procurement advice and implementation; contract negotiation support; general construction advice and support; operations management support; tax and legal planning; general and administrative services; and management and business support services. NISL provides these services primarily outside of the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NISL for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled U.S.$11.7 million in 2003 and U.S.$3.8 million in 2002, and Accounts payable—affiliates included U.S.$0.3 million and U.S.$2.7 million at December 31, 2003, and 2002, respectively (see Note 8).

PTNNT has a similar Consulting Services Agreement with NTMC. Pursuant to this agreement, charges totaled U.S.$0.7 million in 2003 and U.S.$0.6 million in 2002. There were no Accounts payable—affiliates at December 31, 2003 and 2002.

In June 1999, PTNNT entered into a Consulting Services Agreement with Newmont Pacific Nusantara (“NPN”), a subsidiary of Newmont, whereby NPN agreed to provide legal, tax, government relations and public relations support. NPN provides these services primarily in the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NPN for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled U.S.$2.0 million and U.S.$2.4 million in 2003 and 2002, respectively. Accounts payable—affiliates included U.S.$0 million and U.S.$0.3 million at December 31, 2003, and 2002, respectively for this agreement (see Note 8).

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of these agreements, PTNNT reimburses the agents for salaries, related employee benefits and other reasonable expenses and pays a fee of U.S.$20 for each salary payment made. Agency payments totaled U.S.$11.9 million in 2003 and U.S.$12.9 million in 2002, and Accounts payable—affiliates included U.S.$0.6 million and U.S.$0.7 million at December 31, 2003 and 2002, respectively (see Note 8).

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Details of deferred stripping with respect to Batu Hijau are as follows (unaudited):

	2003	2002
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
—Stripping ratio (1)	0.19	0.21
—Average ore grade (pounds of copper equivalent per ton)	5.19	4.81
Actuals for Year
—Stripping ratio (2)	0.19	0.25
—Average ore grade (pounds of copper equivalent per ton)	5.40	4.01
Remaining Mine Life (years)	14	13

(1)	Ratio based on total tons to be mined in future to total pounds of copper and ounces of gold to be recovered in future.
(2)	Ratio based on total tons mined to total pounds of copper and ounces of gold recovered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/s/ BRITT D. BANKS
Britt D. Banks Vice President and General Counsel

March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.

Signature	Title

* Wayne W. Murdy	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

* Bruce D. Hansen	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

* Russell Ball	Vice President and Controller (Principal Accounting Officer)

Glen A. Barton*	Director
Vincent A. Calarco*	Director
Michael S. Hamson*	Director
Leo I. Higdon, Jr.*	Director
Pierre Lassonde*	Director
Robert J. Miller*	Director
Robin A. Plumbridge*	Director
John B. Prescott*	Director
Michael K. Reilly*	Director
Donald C. Roth*	Director
Seymour Schulich*	Director
James V. Taranik*	Director

By:	/s/ BRITT D. BANKS
Britt D. Banks Attorney-in-Fact

S-1

EXHIBIT INDEX

Exhibit Number	Description

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

3(g)

—Certificate of Elimination of Series A Junior Participating Preferred Stock of Registrant. Incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 12, 2005.

3(h)	—By-laws of the Issuer. Incorporated by reference to Exhibit 3(g) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit Number	Description

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

4(b)

—Amendment No. 1 dated December 20, 2004 to Rights Agreement dated as of February 13, 2002 between the Issuer and Mellon Investor Services LLC. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2005.

4(c)

—Indenture dated March 23, 1992 between Newmont Mining Corporation (now known as “Newmont USA Limited”) and Bank of Montreal Trust Company. Incorporated by reference to Exhibit 4 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

4(d)

—First Supplemental Indenture dated May 15, 2000, between Newmont Mining Corporation (now known as “Newmont USA Limited”) and The Bank of New York (as successor to Bank of Montreal Trust Company). Incorporated by reference to Exhibit 4(c) to Newmont Mining Corporation’s Annual Report on Form 10-K for year ended December 31, 2000.

4(e)

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

4(h)	—See footnote (1).

10(a)

—1992 Key Employees Stock Plan as amended as of October 25, 1993. Incorporated by reference to Exhibit 10(p) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993.

Exhibit Number	Description

10(b)

—1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(c)	—1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(d)

—Form of Award Agreement used for Executive Officers to Grant Stock Options pursuant to Registrant’s 1996 Employees Stock Plan. Incorporated herein by reference to Exhibit 99.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10(e)	—Annual Incentive Compensation Payroll Practice of the Registrant, amended and restated effective January 1, 2004, filed herewith.

10(f)	—Employee Performance Incentive Compensation Payroll Practice of Registrant, amended and restated effective January 1, 2004, filed herwith.

10(g)

—Newmont Mining Corporation Intermediate Term Incentive Compensation Plan (Amended and Restated Generally Effective as of January 1, 2002). Incorporated by reference to Exhibit 10(l) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(h)

—Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10(i)

—Amended and Restated Executive Change of Control Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10(j)

—Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as Amended and Restated as of May 17, 2000. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10(k)

—Agreement dated September 15, 1999, among Newmont Mining Corporation, Newmont Gold Company and Bruce D. Hansen. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(l)

—Agreement dated August 20, 1999, between Newmont Gold Company and John A. S. Dow, as Executive, and Executive’s Spouse. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(m)

—Agreement dated February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and certain executive officers. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10(n)

—Letter Agreement dated May 6, 1993, between Newmont Gold Company and Wayne W. Murdy. Incorporated by reference to Exhibit 10 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

10(o)

—Letter Agreement dated March 23, 2001, between Wayne W. Murdy and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(v) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit Number	Description

10(p)

—Escrow Agreement dated as of November 14, 2001, among Seymour Schulich and Nevada Capital Corporation Limited and Gowling Lafleur Henderson LLP and Newmont Mining Corporation. Incorporated by reference to Exhibit 10(z) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(q)

—Escrow Agreement dated as of November 14, 2001, among Pierre Lassonde and Lassonde Family Trust and Firelight Investments, Inc. and Gowling Lafleur Henderson LLP and Newmont Mining Corporation. Incorporated by reference to Exhibit 10(aa) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(r)

—Employment Agreement effective, as of February 16, 2002, between Newmont Global Employment Limited Partnership and Pierre Lassonde. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for period ended June 30, 2002, filed August 14, 2002.

10(s)

—Amendment of Employment Agreement effective, as of February 16, 2004, between Newmont Global Employment Limited Partnership and Pierre Lassonde. Incorporated by reference to Exhibit 10(q) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(t)

—Consulting Agreement effective as of April 1, 2002, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 10(x) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(u)

—Amendment to Consulting Agreement effective as of April 1, 2005 and dated December 7, 2004, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 99.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10(v)

—Credit Agreement dated as of July 30, 2003, among Newmont Mining Corporation, Newmont USA Limited, the Lenders Party thereto and JP Morgan Chase Bank, as Administrative Agent, The Bank of Nova Scotia, The Royal Bank of Scotland, Plc, as Co-Syndication Agents, and Citigroup USA, Inc., HSBC Bank USA, UBS Loan Finance LLC, Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents. Incorporated by reference as Exhibit 10.1 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(w)	—Canadian Oil Sands Trust (“COST”) Agreement as of May 10, 2004 between Pierre Lassonde and Newmont Mining Corporation, filed herewith.

10(x)	—Canadian Oil Sands Trust (“COST”) Agreement as of May 10, 2004 between Seymour Schulich and Newmont Mining Corporation, filed herewith.

10(y)	—Summary of Non-Employee Director Compensation and Benefits, filed herewith.

10(z)	—Summary of Executive Compensation, filed herewith.

10(aa)	—QMAG-Newmont Subordinated Debt Facility dated November 29, 2004 among ACN 111 279 906 Ltd (to be renamed QMAG Ltd), QMCH Pty Ltd and Newmont Finance Limited, filed herewith.

10(bb)

—Security Trust Deed – QMAG Security Trust dated November 29, 2004 among ABN AMRO Australia Limited, ABN AMRO Bank N.V., Resource Capital Fund III L.P., Newmont Finance Limited, and ACN 111 279 906 Ltd (to be renamed QMAG Ltd), and the Parties Named in Schedule 1 to the Security Trust Deed, as Security Providers, filed herewith.

Exhibit Number	Description

10(cc)	—Newmont Deed Poll of Release dated November 29, 2004 by each of Newmont, NMS and the Newmont Guarantors, identified on the Schedule attached to the AMC Deed Poll of Release, filed herewith.

10(dd)	—Deed of Indemnity dated November 29, 2004 among Newmont Australia Limited, ACN 111 279 906 Ltd (to be renamed QMAG Ltd), QMCH Pty Ltd, and Resource Capital Fund III L.P., filed herewith.

12.1	—Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.

12.2	—Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.

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

21	—Subsidiaries of Newmont Mining Corporation, filed herewith.

23.1	—Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—Power of Attorney, filed herewith.

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