Form 10-Q
period 2005-03-31
NEWMONT MINING CORP /DE/
filed 2005-04-29
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

There were 412,273,258 shares of common stock outstanding on April 22, 2005 (and 33,662,028 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Three Months Ended March 31,
	2005	2004
	(unaudited, in millions except per share)
Revenues
Sales—gold, net	$844	$940
Sales—base metals, net	117	182

	961	1,122

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	477	501
Base metals	73	74
Depreciation, depletion and amortization	168	182
Exploration	27	21
Advanced projects, research and development	18	16
General and administrative	31	27
Other	24	5

	818	826

Other income (expense)
Other income (Note 14)	68	28
Interest expense, net of capitalized interest of $6 and $2, respectively	(21)	(26)

	47	2

Pre-tax income before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle	190	298
Income tax expense	(51)	(87)
Minority interest in income of subsidiaries	(59)	(79)
Equity income of affiliates	4	2

Income before cumulative effect of a change in accounting principle	84	134
Cumulative effect of a change in accounting principle, net of tax of $25 (Note 16)	—	(47)

Net income applicable to common shares	$84	$87

Income before cumulative effect of a change in accounting principle per common share, basic and diluted	$0.19	$0.30
Cumulative effect of a change in accounting principle per common share, basic and diluted	—	(0.10)

Net income per common share, basic and diluted	$0.19	$0.20

Basic weighted-average common shares outstanding	446	443

Diluted weighted-average common shares outstanding	448	447

Cash dividends declared per common share	$0.10	$0.05

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited, in millions)
ASSETS
Cash and cash equivalents	$1,059	$783
Marketable securities and other short-term investments (Note 2)	1,110	943
Trade receivables	104	79
Accounts receivable	153	131
Inventories (Note 3)	289	264
Stockpiles and ore on leach pads (Note 4)	215	232
Deferred stripping costs (Note 5)	40	45
Deferred income tax assets	176	173
Other current assets	69	71

Current assets	3,215	2,721
Property, plant and mine development	5,400	5,361
Investments (Note 2)	515	386
Long-term stockpiles and ore on leach pads (Note 4)	541	525
Deferred stripping costs (Note 5)	94	80
Deferred income tax assets	517	492
Other long-term assets	177	185
Goodwill	3,025	3,026

Total assets	$13,484	$12,776

LIABILITIES
Current portion of long-term debt (Note 6)	$292	$286
Accounts payable	216	231
Employee-related benefits (Note 7)	119	134
Other current liabilities (Note 9)	482	450

Current liabilities	1,109	1,101
Long-term debt (Note 6)	1,890	1,316
Reclamation and remediation liabilities (Note 10)	430	432
Deferred revenue from sale of future production (Note 11)	47	47
Deferred income tax liabilities	491	476
Employee-related benefits (Note 7)	255	250
Advanced stripping costs (Note 5)	80	103
Other long-term liabilities	350	338

Total liabilities	4,652	4,063

Commitments and contingencies (Note 20)
Minority interest in subsidiaries	811	775

STOCKHOLDERS’ EQUITY
Common stock—$1.60 par value;
Authorized—750 million shares
Issued and outstanding—
Common: 412 million and 410 million shares issued, less 231,500 and 201,000 treasury shares, respectively	659	656
Exchangeable: 56 million shares issued, less 22 million and 20 million redeemed shares, respectively
Additional paid-in capital	6,534	6,524
Accumulated other comprehensive income (Note 13)	177	147
Retained earnings	651	611

Total stockholders’ equity	8,021	7,938

Total liabilities and stockholders’ equity	$13,484	$12,776

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(unaudited, in millions)
Operating activities:
Net income	$84	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	168	182
Accretion of accumulated reclamation obligations	7	7
Amortization of deferred stripping costs, net	(34)	(15)
Deferred income taxes	(6)	23
Foreign currency exchange loss	3	—
Minority interest expense	59	79
Equity income of affiliates, net of dividends	(4)	—
Write-down of assets	6	5
Cumulative effect of change in accounting principle, net	—	47
Gain on derivative instruments, net	(2)	(1)
Gain on asset sales, net	(38)	(7)
Other operating adjustments	23	(4)
(Increase) decrease in operating assets:
Accounts receivable	(20)	(59)
Inventories, stockpiles and ore on leach pads	(22)	23
Other assets	4	(16)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(34)	9
Reclamation liabilities	(6)	(7)

Net cash provided by operating activities	188	353

Investing activities:
Additions to property, plant and mine development	(242)	(166)
Investments in marketable debt and equity securities	(775)	(657)
Proceeds from sale of marketable debt and equity securities	546	276
Cash recorded upon consolidation of Batu Hijau	—	82
Proceeds from sale of assets	52	11

Net cash used in investing activities	(419)	(454)

Financing activities:
Proceeds from debt, net	582	—
Repayment of debt	(15)	(22)
Dividends paid on common stock	(45)	(22)
Dividends paid to minority interests	(16)	(29)
Proceeds from stock issuance	4	19
Change in restricted cash and other	(1)	8

Net cash provided by (used in) financing activities	509	(46)

Effect of exchange rate changes on cash (gain) loss	(2)	1

Net change in cash and cash equivalents	276	(146)
Cash and cash equivalents at beginning of period	783	1,131

Cash and cash equivalents at end of period	$1,059	$985

See Note 17 for supplemental cash flow information.

The accompanying notes are an integral part of these financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The following interim Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of Newmont included in its Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005.

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pads inventories; asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “CHF” to Swiss currency, “IDR” to Indonesian currency and “$”or “U.S.$” to United States currency.

Certain amounts for the three months ended March 31, 2004 and at December 31, 2004 have been reclassified to conform to the 2005 presentation. The most significant reclassifications were as follows:

Auction Rate Securities in the Statements of Consolidated Cash Flows

For the three months ended March 31, 2004, the Company reclassified auction rate securities having a stated or contractual maturity date for the underlying security in excess of 90 days from cash equivalents to Net cash used in investing activities in the Statements of Consolidated Cash Flows. The reflection of purchases and sales of these securities increased Net cash used in investing activities and reduced Net change in cash and cash equivalents by $381 million. Cash and cash equivalents decreased by $183 million and $564 million at the beginning and end of the three month period ended March 31, 2004, respectively.

Dividends Paid to Minority Interests in the Statements of Consolidated Cash Flows

For the three months ended March 31, 2004, the Company reclassified dividends paid to minority interests as a financing activity. Previously, these dividends were recorded as a reduction of Minority interest expense, which is an adjustment to reconcile net income to net cash provided by operating activities. The impact to the Statements of Consolidated Cash Flows for the three months ended March 31, 2004 was to increase Net cash provided by operating activities by $29 million, with a corresponding increase to Net cash used in financing activities. This reclassification did not impact the amounts reported as cash and cash equivalents.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(2) INVESTMENTS

	At March 31, 2005	At December 31, 2004
	(in millions)
Current:
Marketable Debt Securities:
Auction rate securities	$971	$784

Marketable Equitable Securities:
Kinross Gold Corporation	87	101
Other	37	43

	124	144

Other investments, at cost	15	15

	$1,110	$943

Long-term:
Marketable Equitable Securities:
Canadian Oil Sands Trust	$406	$337
Gabriel Resources Ltd.	26	19
Shore Gold, Inc.	43	—
Other	7	5

	482	361

Investment in Affiliates:
European Gold Refinery	17	13
AGR Matthey Joint Venture	16	12

	33	25

	$515	$386

(3) INVENTORIES

	At March 31, 2005	At December 31, 2004
	(in millions)
In-process	$61	$61
Concentrate	27	14
Precious metals	7	6
Materials, supplies and other	194	183

	$289	$264

(4) STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2005	At December 31, 2004
	(in millions)
Current:
Stockpiles	$95	$112
Ore on leach pads	120	120

	$215	$232

Long-term:
Stockpiles	$394	$394
Ore on leach pads	147	131

	$541	$525

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(5) DEFERRED STRIPPING COSTS

Movements in the net deferred stripping cost balance were as follows:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Opening balance	$20	$90
Consolidation of Batu Hijau	—	(67)
Disposition of Ovacik	(4)	—
Additions	62	46
Amortization	(28)	(31)

Closing balance	$50	$38

The deferred and advanced stripping cost balances are presented in the balance sheet as follows:

	At March 31, 2005	At December 31, 2004
	(in millions)
Assets:
Current	$40	$45
Long-term	94	80

	134	125

Liabilities:
Current	$4	$2
Long-term	80	103

	84	105

Deferred stripping, net	$50	$20

At some of the Company’s mining operations, deferred stripping costs are charged to Costs applicable to sales as gold or copper is produced and sold using the units of production method based on estimated recoverable quantities of proven and probable gold or copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold or copper is produced. The application of the deferred stripping accounting method generally results in an asset on the Consolidated Balance Sheet (Deferred stripping costs), although a liability (Advanced stripping costs) will arise if the actual stripping ratio incurred to date is less than the expected stripping ratio over the life of the mine. The Advanced stripping costs pertain to Batu Hijau and Kalgoorlie.

During 2004, a committee of the Emerging Issues Task Force (“EITF”) began discussing the accounting treatment for stripping costs incurred during the production phase of a mine. In March 2005, the EITF reached a consensus (ratified by the Financial Accounting Standards Board) that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently evaluating the impact on the Company’s financial position and results of operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(6) DEBT

	At March 31, 2005		At December 31, 2004
	Current	Non-Current	Current	Non-Current
	(in millions)
Sale-leaseback of refractory ore treatment plant	$19	$256	$13	$274
5 7/8% notes, net of discount	—	597	—	—
8 3/8% debentures, net of discount	50	—	50	—
8 5/8% debentures, net of discount	—	219	—	224
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	120	—	120
Newmont Australia 7 1/2% guaranteed notes, net of premium	20	—	20	—
Prepaid forward sales obligation	48	97	48	97
PTNNT project financing facility	87	566	87	566
PTNNT partner loan	53	—	53	—
Project financings, capital leases and other	15	35	15	35

	$292	$1,890	$286	$1,316

Scheduled minimum long-term debt repayments as of March 31, 2005 are $272 million for the remainder of 2005, $169 million in 2006, $165 million in 2007, $234 million in 2008, $116 million in 2009 and $1,226 million thereafter.

During March 2005, Newmont issued uncollateralized notes with a principal amount of $600 million due April 2035 bearing an interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October. The proceeds will be used to fund capital investments, including a potential 200 megawatt power plant in Nevada, and for general corporate purposes.

(7) EMPLOYEE PENSION AND OTHER BENEFIT PLANS

During the three months ended March 31, 2005 and 2004, the Company incurred net periodic pension benefit costs of $6 million and $5 million, respectively, related to pension benefits and $2 million for each period related to other benefits. The pension benefit cost for the three months ended March 31, 2005 and 2004 included: (i) $3 million for each period in service costs; (ii) $5 million and $4 million, respectively, of interest costs; (iii) $4 million and $3 million, respectively, expected gain on plan assets; and (iv) $2 million and $1 million, respectively, for the amortization of loss. A pension settlement loss of $4 million was also recognized in the three months ended March 31, 2005. The costs incurred for other benefits resulted from service and interest costs of $2 million for each of the first quarters of 2005 and 2004.

(8) STOCK BASED COMPENSATION EXPENSE

The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost has been recognized for stock options grants. Had compensation cost for the options been determined based on market value at grant dates as prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and net income per common share would have been the pro forma amounts indicated below.

	Three Months Ended March 31,
	2005	2004
	(in millions, except per share data)
Net income applicable to common shares:
As reported	$84	$87
SFAS 123 expense	(5)	(3)

Pro forma	$79	$84

Net income per common share, basic and diluted:
As reported	$0.19	$0.20
SFAS 123 expense	(0.01)	(0.01)

Pro forma	$0.18	$0.19

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company recognized $2.9 million and $3.5 million of non-cash compensation expense during the three months ended March 31, 2005 and 2004, respectively, related to deferred and restricted stock awards granted.

(9) OTHER CURRENT LIABILITIES

	At March 31, 2005	At December 31, 2004
	(in millions)
Derivative instruments	$92	$71
Income and mining taxes	62	57
Accrued operating costs	60	52
Accrued capital expenditures	56	60
Reclamation and remediation	49	53
Interest	46	37
Royalties	23	42
Utilities	16	16
Taxes other than income and mining	15	15
Deferred revenues	12	11
Deferred income tax liabilities	12	10
Other	39	26

	$482	$450

(10) RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

At March 31, 2005 and December 31, 2004, $407 million and $410 million, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2005 and December 31, 2004, $72 million and $75 million, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for asset retirement obligations:

	At March 31,
	2005	2004
	(in millions)
Balance at beginning of period	$485	$420
Impact of Batu Hijau consolidation	—	47
Sale of Ovacik mine	(7)	—
Liabilities settled	(6)	(7)
Accretion expense	7	7

Balance at end of period	$479	$467

The current portions of Reclamation and remediation liabilities of $49 million and $53 million at March 31, 2005 and December 31, 2004, respectively, are included in Other current liabilities (see Note 9).

(11) SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

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

For the three months ended March 31, 2005 and 2004, gains of $2 million and $1 million, respectively, were included in income in Other income for the ineffective portion of derivative instruments designated as cash flow hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a loss of approximately $18 million. The maximum period over which hedged forecasted transactions are expected to occur is 6.7 years.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Newmont had the following contracts at March 31, 2005:

	Expected Maturity Date or Transaction Date							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total/ Average	March 31, 2005		December 31, 2004
								U.S.$ (millions)
Gold Put Option Contracts (U.S.$ Denominated):
Ounces (thousands)	156	100	20	—	—	—	276	$(7)		$(9)
Average price	$292	$338	$397	—	—	—	$316
Silver Forward Contracts (U.S.$ Denominated):
Ounces (thousands)	900	50	—	—	—	—	950	$(1)		$(1)
Average price	$6.01	$6.50	—	—	—	—	$6.04
Copper Collar Contracts (U.S.$ Denominated):
Pounds (millions)	370	353	62	—	—	—	785	$(91	)(1)	$(61	)(2)
Average cap price	$1.30	$1.36	$1.40	—	—	—	$1.34
Average floor price	$1.10	$1.10	$1.10	—	—	—	$1.10
Diesel Forward Purchase Contracts (U.S.$ Denominated):
Barrels (thousands)	25	—	—	—	—	—	25	$1		$1
Average price	$27.12	—	—	—	—	—	$27.12
U.S.$/IDR Forward Purchase Contracts:
U.S.$ (millions)	61	5	—	—	—	—	66	$(1)		$—
Average rate (IDR/U.S.$)	9,494	9,514	—	—	—	—	9,495
Australian Dollar Zero-Cost Collar Contracts:
U.S.$ (millions)	$210	$134	—	—	—	—	$344	$7		$13
Average cap price (U.S.$ per A$1)	$0.785	$0.800	—	—	—	—	$0.791
Average floor price (U.S.$ per A$1)	$0.566	$0.547	—	—	—	—	$0.559

(1)	The fair value does not include amounts payable ($10 million on copper collars) on derivative contracts that have been closed out in March 2005 with the net settlement due in April 2005.
(2)	The fair value does not include amounts payable ($7 million on copper collars) on derivative contracts that have been closed out in December 2004 with the net settlement due and paid in January 2005.

Provisional Copper and Gold Sales

For the three months ended March 31, 2005 and 2004, Batu Hijau recorded gross revenues, before smelting and refining charges, of $150 million and $159 million for base metals, respectively, and $12 million and $6 million for gold, respectively, which were subject to final pricing adjustments. The average realized price adjustment for base metals was 11.1% and 22.0% for the three months ended March 31, 2005 and 2004, respectively, and 2.8% and 2.6% for gold for the same periods.

Price-Capped Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 million was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs in 2005 through 2011. As of March 31, 2005, the current portion of $6 million has been reclassified to Other current liabilities. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Newmont had the following price-capped forward sales contracts outstanding at March 31, 2005:

	Expected Maturity Date or Transaction Date
Price-capped forward sales contracts:	2005	2006	2007	2008	2009	Thereafter	Total/ Average
(U.S.$ Denominated)
Ounces (thousands)	450	—	—	1,000	600	250	2,300
Average price	$350	—	—	$384	$381	$392	$378

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8 5/8% notes and its $200 million 8 3/8% debentures. For the three months ended March 31, 2005 and 2004, these transactions resulted in a reduction in interest expense of $1 million for each period. The fair value of the interest rate swaps accounted for as derivative assets was $5 million at March 31, 2005 and $9 million at December 31, 2004. As of March 31, 2005, the $100 million of swaps maturing July 2005 no longer qualified as fair value hedges. Any change in fair value on these interest rate swaps going forward will be recorded in Other income (expense).

(12) EARNINGS PER SHARE

The difference between the basic weighted-average common shares outstanding and the diluted weighted-average common shares outstanding at March 31, 2005 and 2004 is due to the assumed conversion of employee stock options. Employee stock options with exercise prices greater than the average market price were excluded from the March 31, 2005 and 2004 diluted weighted-average common shares because the effect would have been anti-dilutive.

(13) STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2005	2004
	(in millions)
Comprehensive income:
Net income	$84	$87
Other comprehensive income (loss), net of tax :
Unrealized gain (loss) on marketable equity securities, net of tax of $(11) and $1, respectively	45	(5)
Foreign currency translation adjustments	4	(2)
Changes in fair value of cash flow hedge instruments, net of tax of $10 and $4, respectively	(19)	(3)

Comprehensive income	$114	$77

	At March 31, 2005	At December 31, 2004
	(in millions)
Accumulated other comprehensive income:
Unrealized gain on marketable equity securities, net of tax of $(43) and $(32), respectively	$169	$124
Foreign currency translation adjustments	35	31
Minimum pension liability adjustments, net of tax of $22 for each period	(41)	(41)
Changes in fair value of cash flow hedge instruments, net of tax of $(3) and $(13), respectively	14	33

Accumulated other comprehensive income	$177	$147

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(14) OTHER INCOME

	Three Months Ended March 31,
	2005	2004
	(in millions)
Royalty and dividend income	$18	$13
Interest income	11	4
Gain on sale of assets	38	9
Other	1	2

	$68	$28

Interest income increased in the first quarter of 2005 to $11 million from $4 million in the first quarter 2004 due to increased funds available for investments and higher investment yields.

On March 31, 2005, the Minera El Bermejal S. de R.L. de C.V. joint venture, 44% owned by Newmont and 56% owned by Industrias Penoles S.A. de C.V., completed the sale of its interest in the Mezcala Gold Deposit for cash proceeds of $70 million. The Company recorded a pre-tax gain of $31 million (Newmont’s share).

(15) SALE OF OVACIK

On March 1, 2005, Newmont sold the Ovacik mine, located in western Turkey, to a subsidiary of Koza Davetiye, a listed Turkish conglomerate. Consideration for the mine included $20 million paid at closing and various contingent payments that could total up to an additional $24.5 million if all conditions precedent are met. Contingent payments received and any associated gains will be recognized on a cash basis, as and when received.

(16) BATU HIJAU CUMULATIVE EFFECT

Upon consolidation of Batu Hijau, effective January 1, 2004, in accordance with FASB Interpretation No. 46R, certain adjustments were recorded to the opening balance sheet of PTNNT to conform to Newmont’s accounting policies. These adjustments were recorded to change from units-of-production depreciation of processing plant and mining facilities to straight-line depreciation of such facilities and to change from allocating costs to stockpile inventories based on mining costs per ton to allocating costs based on recoverable pounds of copper equivalent contained in the various categories of stockpiles. The impact of these adjustments were charges of $15 million and $32 million, respectively, which have been recorded in Cumulative effect of a change in accounting principle, net of tax in the 2004 Consolidated Statement of Income, net of income tax expense and minority interest.

(17) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2005	2004
	(in millions)
Interest paid, net of amounts capitalized	$10	$20
Income taxes paid	$61	$48

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(18) SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

Three Months Ended March 31, 2005

(in millions)

	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau	Other Indonesia
Sales, net	$250	$32	$329	$3	$196	$141	$—
Cost applicable to sales:
Gold	$182	$26	$111	$2	$133	$16	$—
Base Metals	$—	$—	$—	$—	$2	$71	$—
Depreciation, depletion and amortization:
Gold	$30	$7	$47	$—	$31	$6	$—
Base Metals	$—	$—	$—	$—	$4	$26	$—
Other	$—	$—	$—	$—	$1	$—	$—
Exploration	$5	$1	$1	$—	$4	$—	$—
Advanced projects, research and development	$—	$1	$—	$—	$—	$—	$3
Interest expense	$—	$—	$—	$—	$—	$10	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$27	$(2)	$169	$—	$15	$13	$(7)
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—
Amortization of deferred (advanced) stripping, net	$(14)	$—	$—	$—	$3	$(23)	$—
Capital expenditures	$77	$2	$46	$7	$31	$23	$—
Deferred (advanced) stripping	$116	$7	$—	$—	$9	$(82)	$—
Total assets	$1,674	$137	$1,291	$28	$1,314	$2,121	$97

	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$15	$—	$—	$—	$(5)	$961
Cost applicable to sales:
Gold	$7	$—	$—	$—	$—	$477
Base Metals	$—	$—	$—	$—	$—	$73
Depreciation, depletion and amortization:
Gold	$2	$—	$—	$—	$—	$123
Base Metals	$—	$—	$—	$—	$—	$30
Other	$2	$—	$1	$7	$4	$15
Exploration	$—	$1	$15	$—	$—	$27
Advanced projects, research and development	$1	$4	$—	$6	$3	$18
Interest expense	$—	$—	$—	$—	$11	$21
Pre-tax income (loss) before minority interest and equity income of affiliates	$1	$(6)	$(14)	$40	$(46)	$190
Equity income of affiliates	$—	$—	$—	$4	$—	$4
Amortization of deferred (advanced) stripping, net	$—	$—	$—	$—	$—	$(34)
Capital expenditures	$1	$50	$—	$—	$5	$242
Deferred (advanced) stripping	$—	$—	$—	$—	$—	$50
Total assets	$106	$422	$1,149	$3,573	$1,572	$13,484

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Three Months Ended March 31, 2004

(in millions)

	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau	Other Indonesia
Sales, net	$270	$37	$326	$4	$239	$208	$11
Cost applicable to sales:
Gold	$193	$21	$112	$2	$141	$13	$9
Base Metals	$—	$—	$—	$—	$9	$65	$—
Depreciation, depletion and amortization:
Gold	$35	$6	$54	$1	$38	$4	$3
Base Metals	$—	$—	$—	$—	$5	$21	$—
Other	$—	$—	$—	$—	$2	$—	$—
Exploration	$2	$—	$1	$—	$4	$—	$—
Advanced projects, research and development	$—	$—	$—	$1	$—	$—	$2
Interest expense	$—	$—	$—	$—	$—	$11	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$41	$9	$158	$(1)	$38	$94	$(2)
Equity income of affiliates	$—	$—	$—	$—	$—	$—	$—
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$—	$(84)	$—
Amortization of deferred (advanced) stripping, net	$(20)	$—	$—	$—	$(4)	$10	$—
Capital expenditures	$28	$2	$45	$—	$46	$20	$—
Deferred (advanced) stripping	$82	$7	$—	$—	$24	$(77)	$—
Total assets	$1,489	$95	$1,264	$17	$1,612	$2,217	$100

	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net	$25	$—	$—	$—	$2	$1,122
Cost applicable to sales:
Gold	$10	$—	$—	$—	$—	$501
Base Metals	$—	$—	$—	$—	$—	$74
Depreciation, depletion and amortization:
Gold	$4	$—	$—	$—	$—	$145
Base Metals	$—	$—	$—	$—	$—	$26
Other	$—	$—	$1	$6	$2	$11
Exploration	$1	$—	$13	$—	$—	$21
Advanced projects, research and development	$1	$3	$—	$2	$7	$16
Interest expense	$—	$—	$—	$—	$15	$26
Pre-tax income (loss) before minority interest and equity income of affiliates	$9	$(3)	$(14)	$6	$(37)	$298
Equity income of affiliates	$—	$—	$—	$1	$1	$2
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$37	$(47)
Amortization of deferred (advanced) stripping, net	$(1)	$—	$—	$—	$—	$(15)
Capital expenditures	$6	$8	$—	$2	$9	$166
Deferred (advanced) stripping	$2	$—	$—	$—	$—	$38
Total assets	$193	$238	$1,149	$2,057	$2,381	$12,812

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(19) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

	Three Months Ended March 31, 2005
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Revenues
Sales—gold, net	$—	$667	$177	$—	$844
Sales—base metals, net	—	109	8	—	117

	—	776	185	—	961

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	352	128	(3)	477
Base metals	—	71	2	—	73
Depreciation, depletion and amortization	—	125	43	—	168
Exploration	—	18	9	—	27
Advanced projects, research and development	—	6	12	—	18
General and administrative	—	26	2	3	31
Other	—	13	11	—	24

	—	611	207	—	818

Other income	—	45	23	—	68
Interest income, foreign currency exchange and other income—intercompany	31	10	—	(41)	—
Interest expense—intercompany	(2)	—	(39)	41	—
Interest expense, net of capitalized interest	(1)	(18)	(2)	—	(21)

	28	37	(18)	—	47

Pre-tax income (loss) before minority interest, equity income of affiliates	28	202	(40)	—	190
Income tax (expense) benefit	—	(74)	23	—	(51)
Minority interest in income of subsidiaries	—	(60)	(4)	5	(59)
Equity income of affiliates	56	—	19	(71)	4

Net income applicable to common shares	$84	$68	$(2)	$(66)	$84

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Three Months Ended March 31, 2004
Consolidating Statement of Operations	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Revenues
Sales—gold, net	$—	$727	$213	$—	$940
Sales—base metals, net	—	167	15	—	182

	—	894	228	—	1,122

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	365	139	(3)	501
Base metals	—	65	9	—	74
Depreciation, depletion and amortization	—	134	48	—	182
Exploration	—	12	9	—	21
Advanced projects, research and development	—	9	7	—	16
General and administrative	—	21	3	3	27
Other	—	3	2	—	5

	—	609	217	—	826

Other income	—	16	12	—	28
Interest income, foreign currency exchange and other income (loss)—intercompany	23	(11)	—	(12)	—
Interest expense—intercompany	23	—	(35)	12	—
Interest expense, net of capitalized interest	—	(23)	(3)	—	(26)

	46	(18)	(26)	—	2

Pre-tax income (loss) before minority interest, equity income of affiliates and cumulative effect of a change in accounting principle	46	267	(15)	—	298
Income tax expense	(16)	(65)	(6)	—	(87)
Minority interest in income of subsidiaries	—	(80)	—	1	(79)
Equity income of affiliates	57	—	17	(72)	2

Income before cumulative effect of a change in accounting principle	87	122	(4)	(71)	134
Cumulative effect of a change in accounting principle, net	—	(47)	—	—	(47)

Net income applicable to common shares	$87	$75	$(4)	$(71)	$87

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	At March 31, 2005
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Assets
Cash and cash equivalents	$1	$979	$79	$—	$1,059
Marketable securities and other short-term investments	—	976	134	—	1,110
Trade receivables	—	99	5	—	104
Accounts receivable	1,817	386	398	(2,448)	153
Inventories	—	226	63	—	289
Stockpiles and ore on leach pads	—	193	22	—	215
Deferred stripping costs	—	29	11	—	40
Deferred income tax assets	—	168	8	—	176
Other current assets	3	50	16	—	69

Current assets	1,821	3,106	736	(2,448)	3,215
Property, plant and mine development, net	(5)	3,811	1,594	—	5,400
Investments	—	1	514	—	515
Investments in subsidiaries	4,729	1	4,034	(8,764)	—
Long-term stockpiles and ore on leach pads	—	499	42	—	541
Deferred stripping costs	—	94	—	—	94
Deferred income tax assets	13	414	90	—	517
Other long-term assets	1,740	718	319	(2,600)	177
Goodwill	—	41	2,984	—	3,025

Total assets	$8,298	$8,685	$10,313	$(13,812)	$13,484

Liabilities
Current portion of long-term debt	$—	$271	$21	$—	$292
Accounts payable	46	2,024	594	(2,448)	216
Employee related benefits	—	92	27	—	119
Other current liabilities	30	319	130	3	482

Current liabilities	76	2,706	772	(2,445)	1,109
Long-term debt	597	1,167	126	—	1,890
Reclamation and remediation liabilities	—	297	133	—	430
Deferred revenue from sale of future production	—	47	—	—	47
Deferred income tax liabilities	52	216	198	25	491
Employee related benefits	—	230	25	—	255
Advanced stripping costs	—	80	—	—	80
Other long-term liabilities	248	99	2,540	(2,537)	350

Total liabilities	973	4,842	3,794	(4,957)	4,652

Minority interest in subsidiaries	—	848	327	(364)	811

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	659	—	—	—	659
Additional paid-in capital	5,840	2,220	4,892	(6,418)	6,534
Accumulated other comprehensive income (loss)	177	(74)	78	(4)	177
Retained earnings	649	849	1,161	(2,008)	651

Total stockholders’ equity	7,325	2,995	6,192	(8,491)	8,021

Total liabilities and stockholders’ equity	$8,298	$8,685	$10,313	$(13,812)	$13,484

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	At December 31, 2004
Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Assets
Cash and cash equivalents	$1	$690	$92	$—	$783
Marketable securities and other short-term investments	—	790	153	—	943
Trade receivables	—	73	6	—	79
Accounts receivable	1,262	449	456	(2,036)	131
Inventories	—	213	51	—	264
Stockpiles and ore on leach pads	—	201	31	—	232
Deferred stripping costs	—	34	11	—	45
Deferred income tax assets	—	166	7	—	173
Other current assets	4	48	19	—	71

Current assets	1,267	2,664	826	(2,036)	2,721
Property, plant and mine development, net	(3)	3,786	1,578	—	5,361
Investments	—	1	385	—	386
Investments in subsidiaries	4,574	1	3,582	(8,157)	—
Long-term stockpiles and ore on leach pads	—	482	43	—	525
Deferred stripping costs	—	75	5	—	80
Deferred income tax assets	7	425	60	—	492
Other long-term assets	1,767	657	99	(2,338)	185
Goodwill	—	41	2,985	—	3,026

Total assets	$7,612	$8,132	$9,563	$(12,531)	$12,776

Liabilities
Current portion of long-term debt	$—	$265	$21	$—	$286
Accounts payable	44	1,560	663	(2,036)	231
Employee-related benefits	—	107	27	—	134
Other current liabilities	28	287	132	3	450

Current liabilities	72	2,219	843	(2,033)	1,101
Long-term debt	—	1,191	125	—	1,316
Reclamation and remediation liabilities	—	294	138	—	432
Deferred revenue from sale of future production	—	47	—	—	47
Deferred income tax liabilities	52	224	175	25	476
Employee-related benefits	—	224	26	—	250
Advanced stripping costs	—	103	—	—	103
Other long-term liabilities	247	85	2,509	(2,503)	338

Total liabilities	371	4,387	3,816	(4,511)	4,063

Minority interest in subsidiaries	—	811	323	(359)	775

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	656	—	—	—	656
Additional paid-in capital	5,836	2,218	4,847	(6,377)	6,524
Accumulated other comprehensive income (loss)	147	(65)	38	27	147
Retained earnings	602	781	478	(1,250)	611

Total stockholders’ equity	7,241	2,934	5,424	(7,661)	7,938

Total liabilities and stockholders’ equity	$7,612	$8,132	$9,563	$(12,531)	$12,776

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Three Months Ended March 31, 2005
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Operating activities:

Net income	$84	$68	$(2)	$(66)	$84
Adjustments to reconcile net income to net cash provided by operating activities	(59)	158	17	66	182
Change in operating assets and liabilities	2	(65)	(15)	—	(78)

Net cash provided by operating activities	27	161	—	—	188

Investing activities:
Additions to property, plant and mine development	—	(162)	(80)	—	(242)
Investment in marketable debt and equity securities	—	(725)	(50)	—	(775)
Investments in affiliates	(46)	—	—	46	—
Proceeds of asset sales and other	—	571	27	—	598

Net cash used in investing activities	(46)	(316)	(103)	46	(419)

Financing activities:
Net borrowings	62	461	50	—	573
Dividends paid on common and preferred stock	(41)	—	(4)	—	(45)
Dividends paid to minority interests	—	(16)	—	—	(16)
Proceeds from stock issuance and other	(2)	—	45	(46)	(3)

Net cash provided by financing activities	19	445	91	(46)	509

Effect of exchange rate changes on cash	—	(1)	(1)	—	(2)

Net change in cash and cash equivalents	—	289	(13)	—	276
Cash and cash equivalents at beginning of period	1	690	92	—	783

Cash and cash equivalents at end of period	$1	$979	$79	$—	$1,059

	Three Months Ended March 31, 2004
Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
	(in millions)
Operating activities:

Net income	$87	$75	$(4)	$(71)	$87
Adjustments to reconcile net income to net cash provided by operating activities	(57)	264	38	71	316
Change in operating assets and liabilities	17	(81)	14	—	(50)

Net cash provided by operating activities	47	258	48	—	353

Investing activities:
Additions to property, plant and mine development	—	(108)	(58)	—	(166)
Investment in marketable debt and equity securities	—	(657)	—	—	(657)
Cash recorded on consolidation of Batu Hijau	—	82	—	—	82
Proceeds of asset sales and other	—	285	2	—	287

Net cash used in investing activities	—	(398)	(56)	—	(454)

Financing activities:
Net (repayments) borrowings	(46)	18	6	—	(22)
Dividends paid on common and preferred stock	(20)	—	(2)	—	(22)
Dividends paid to minority interests	—	(29)	—	—	(29)
Proceeds from stock issuance and other	19	8	—	—	27

Net cash (used in) provided by financing activities	(47)	(3)	4	—	(46)

Effect of exchange rate changes on cash	—	—	1	—	1

Net change in cash and cash equivalents	—	(143)	(3)	—	(146)
Cash and cash equivalents at beginning of period	—	1,028	103	—	1,131

Cash and cash equivalents at end of period	$—	$885	$100	$—	$985

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(20) COMMITMENTS AND CONTINGENCIES

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

Operating Segments

The Company’s operating segments are identified in Note 18. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 20 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Indonesia reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited and the Newmont Australia Limited matters relate to the Australia/New Zealand reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2005 and December 31, 2004, $407 million and $410 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” See Note 10.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $72 million and $75 million were accrued for such obligations at March 31, 2005 and December 31, 2004, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 85% greater or 35% lower than the amount accrued at March 31, 2005. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Costs and expenses, Other in the period estimates are revised.

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

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In March 2003, the EPA notified Dawn and Newmont that it had thus far expended $12 million on the remedial investigation/feasibility study under CERCLA.

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

Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property is substantially complete. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and Newmont obtained a $6 million reclamation bond to secure their potential obligations under the consent decree. In addition, Idarado settled natural resources damages and past and future response costs, and agreed to habitat enhancement work under the consent decree. All of this work is substantially complete.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

On October 16, 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Great Basin Mine Watch alleges that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont intervened in this action on behalf of the NDEP. A hearing before the Nevada State Environmental Commission was held in June 2003 in Elko, Nevada. At the end of the hearing, the Commission ruled in favor of NDEP on all claims and affirmed NDEP’s renewal of the Clean Water Act discharge permit. Great Basin Mine Watch appealed this decision in the Nevada District Court in Carson City, Nevada. In September 2004, the Nevada District Court ruled in favor of NDEP on most issues but ruled in favor of Great Basin Mine Watch with respect to certain proposed permit amendments. Newmont and NDEP filed an appeal with the Nevada Supreme Court, seeking to uphold these proposed amendments. The Nevada District Court stayed its decision pending this appeal and Gold Quarry continues to operate under its new permit. While Newmont believes Great Basin Mine Watch’s position is without merit, it cannot reasonably predict the final outcome of this appeal, and an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

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

Gray Eagle Mine Site. By letter dated September 3, 2002, the EPA notified Newmont that the EPA had expended $3 million in response costs to address environmental conditions associated with a historic tailings pile located at the Grey Eagle Mine site near Happy Camp, California, and requested that Newmont pay those costs. The EPA has identified four potentially responsible parties, including Newmont. Newmont does not believe it has any liability for environmental conditions at the Grey Eagle Mine site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

PT Newmont Minahasa Raya (“PTNMR”)—80% Newmont Owned

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, and the police have appealed that decision to the Indonesian Supreme Court. In March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor, who is now evaluating the case. A decision by the prosecutor on whether to charge PTNMR or any of its employees is expected during the second quarter.

A civil lawsuit, which was filed by three residents of Buyat Pante against PTNMR, a village located near the Minahasa mine, was settled without payment to the plaintiffs in December 2004. In addition, on March 9, 2005, the Indonesian Ministry of the Environment filed a civil lawsuit against PTNMR and its President Director in relation to these allegations, seeking in excess of $100 million in monetary damages.

Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization, confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in Buyat Bay or the health of nearby residents. The Company remains steadfast that it has not caused pollution or health problems and will continue to vigorously defend itself against these allegations. However, Newmont cannot predict the outcome of these actions or whether additional legal actions may occur. Any of these actions could adversely affect our ability to operate in Indonesia.

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

In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site and the defendants have collectively implemented those orders by constructing a water treatment plant, which was placed in operation in early 1992. Remaining remedial work for this area consists of water treatment plant operation and continuing environmental monitoring and maintenance activities. Newmont and Resurrection are currently responsible for 50% of these costs.

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

Other Legal Matters

Minera Yanacocha—51.35% Newmont Owned

Choropampa. In June 2000, a transport contractor of Yanacocha spilled approximately 151 kilograms of elemental mercury near the town of Choropampa, Peru, which is located 53 miles (85 kilometers) southwest of the Yanacocha mine. Elemental mercury is a by-product of gold mining and was sold to a Lima firm for use in medical instruments and industrial applications. A comprehensive health and environmental remediation program was undertaken by Yanacocha in response to the incident. In August 2000, Yanacocha paid under protest a fine of 1,740,000 soles (approximately $500,000) to the Peruvian government. Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. In addition, it has entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident. As a result of this incident, Yanacocha has incurred approximately $19 million of expenditures. Yanacocha cannot predict the likelihood of additional expenditures related to this matter.

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

Minas Conga. Yanacocha is involved in a dispute with the Provincial Municipality of Celendin regarding the authority of that governmental body to regulate the development of the Minas Conga ore deposit. In the fourth quarter of 2004, the Municipality of Celendin enacted an ordinance declaring the area around Minas Conga to be a mining-free reserve and naturally protected area. Yanacocha has challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas and deny the rights granted by Yanacocha’s mining concessions. Based on the precedent established by the Constitutional Tribunal’s ruling in a similar case involving the Cerro Quilish deposit, it is reasonable to believe that Yanacocha’s challenge to this ordinance will prevail.

Newmont Australia Limited (“Normandy”)—100% Newmont Owned

In February 1999, Normandy (now known as Newmont Australia Limited) sold certain subsidiary companies in a transaction that resulted in net cash proceeds of A$663 million. The sale did not give rise to any tax liability to Normandy because of the tax basis that Normandy had in the shares of the subsidiaries and the capital losses available to offset the net gain realized on the sale. This transaction is currently the subject of a review by the Australian Taxation Office (“ATO”). The ATO has sought documents from Newmont Australia Limited, the buyer of the subsidiaries and other parties. In December 2003, the ATO issued two draft position papers with respect to its current view of certain proposed tax adjustments required for two of Newmont Australia Limited’s wholly-owned Australian subsidiaries that participated in the transaction. The Company continues to believe that Normandy’s tax treatment was in accordance with the provisions of the relevant tax laws and intends to vigorously defend its position. Newmont Australia Limited cannot reasonably predict what future action the ATO may take in relation to this matter.

Newmont USA Limited—100% Newmont Owned

On February 2, 2002, a French citizen filed a complaint against the Company and certain of its subsidiaries and former officers, Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”), one of Buenaventura’s subsidiaries, and other individuals, in U.S. District Court in Denver. The plaintiff alleges that he had an arrangement with Normandy, under which his fee was dependent on the outcome of the Yanacocha shareholder dispute (which involved a lawsuit by Newmont and Buenaventura in Peru against the Bureau de Recherches Géologiques et Minières, the geological and mining bureau of the French government (the “BRGM”) and Normandy to enforce preemptive rights under the Minera Yanacocha by-laws, after the BRGM announced its intention to transfer its shares in Yanacocha to a company controlled by Normandy; this shareholder dispute was resolved in 2000 pursuant to a comprehensive settlement agreement among the parties). The February 2002 lawsuit alleged that the defendants violated the federal Racketeer Influenced Corrupt Organization Act (“RICO”) by corrupting the Peruvian Supreme Court in 1998 in order to prevail in the Yanacocha shareholder dispute. The suit seeks damages of not less than $25 million plus interest (which could be subject to trebling), as well as unspecified punitive damages. In January 2004, the court granted the defendants’ motion to dismiss; the plaintiff appealed this decision in February 2004. The parties to the lawsuit entered into a settlement agreement in March 2005. As a result of the settlement, the appeal has been dismissed with prejudice.

Newmont Yandal Operations Pty Ltd (“NYOL”)—100% Newmont Owned

On September 3, 2003, J. Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against NYOL, its subsidiaries and the administrator in relation to the completed voluntary administration of the NYOL group. J. Aron & Co., an NYOL creditor, initially sought injunctive relief that was denied by the court on September 8, 2003. On October 30, 2003, J. Aron

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

& Co. filed a statement of claim alleging various deficiencies in the implementation of the voluntary administration process and seeking damages and other relief against NYOL and other parties. Newmont cannot reasonably predict the final outcome of this lawsuit.

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, but others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. As of March 31, 2005 and December 31, 2004, the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $306 million, classified in Other long-term liabilities. This amount represents what the Company believes will be the probable outcome of such disputes for all tax years for which additional income taxes can be assessed.

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $9 million for 2005, nil for 2006, $5 million for 2007 and $10 million thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2005 and December 31, 2004, there were $366 million and $357 million, respectively, of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 11 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Under the Batu Hijau Contract of Work with the Indonesian government, beginning in 2005, and continuing through 2010, a portion of each foreign shareholders’ equity interest in the project must be offered for sale to the Indonesian government or to Indonesian nationals. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern. An Indonesian national currently owns a 20% equity interest in Batu Hijau, which would require Newmont and Sumitomo, collectively, to offer a 3% interest to the Indonesian government or to Indonesian nationals in 2006. Pursuant to this provision of the Batu Hijau Contract of Work, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

(21) SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the three months ended March 31, 2005 was 7.8. The ratio of earnings to fixed charges represents income before income taxes, interest expense and the cumulative effect of a change in accounting principle, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest.

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months ended March 31, 2005, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as our expectations for 2005;

•	“Recent Accounting Pronouncements,” which provides a discussion of recently published authoritative accounting guidance;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the three months ended March 31, 2005 and 2004;

•	“Results of Consolidated Operations,” which sets forth an analysis of the operating results for Newmont’s gold and copper operations, the Merchant Banking Segment and the Exploration Segment; and

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report.

Overview

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Three Months Ended March 31,
	2005	2004
Income before cumulative effect of a change in accounting principle (in millions)	$84	$134
Income before cumulative effect of a change in accounting principle per common share, basic	$0.19	$0.30
Net income applicable to common shares (in millions)	$84	$87
Net income per common share, basic	$0.19	$0.20
Gold and base metals revenues (in millions)	$961	$1,122
Gold ounces sold (in thousands)	1,994	2,283
Average price received per ounce of gold, gross	$425	$412
Average price received per ounce of gold, net (1)	$423	$412
Copper pounds sold (in millions)	100	134
Average price received per pound of copper, gross	$1.34	$1.50
Average price received per pound of copper, net (1)	$1.10	$1.27

(1)	Net of treatment and refining charges.

Consolidated Financial Performance

Our revenues applicable to gold sales for the first quarter of 2005 decreased 10% to $844 million compared to $940 million in the first quarter of 2004, primarily as a result of decreased production and ounces sold from Nevada and Batu Hijau. Sales of base metals decreased 36% for the first quarter of 2005 to $117 million, compared to $182 million in the first quarter of 2004. Processing of lower grade stockpiles at Batu Hijau as a result of two small pit wall slides, was the primary reason for this decrease, as well as lower realized net copper prices. Costs applicable to gold sales decreased to $477 million from $501 million and costs applicable to base metals sales were consistent with the prior year period at $73 million. Depreciation, depletion and amortization decreased by approximately 8% to $168 million from $182 million, also primarily as a result of lower production and sales. We anticipate that production levels and costs applicable to sales in the second quarter of 2005 will be similar to those in the first quarter of 2005.

Our average gross realized copper price decreased from $1.50 per pound in the first quarter of 2004 to $1.34 per pound in the first quarter of 2005. The lower realized copper price resulted from sales delivered into copper collar contracts (see Item 3, below).

Liquidity

	At March 31, 2005	At December 31, 2004
	(in millions)
Total debt	$2,182	$1,602
Total stockholders’ equity	$8,021	$7,938
Cash and cash equivalents	$1,059	$783

During the first quarter of 2005, our debt and liquidity positions were affected by the following:

•	Total debt increased as a result of issuing $600 million in 30-year 5 7/8% notes;

•	Debt repayments of $15 million;

•	Net investment of $187 million in marketable debt securities;

•	Net investment of $42 million in marketable equity securities;

•	Capital expenditures of $242 million;

•	Dividends paid to common shareholders of $45 million; and

•	Dividends paid to minority interests of $16 million.

Looking Forward

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These were discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005. Recent trends in such factors are as follows:

•	Capital expenditures in the first quarter of 2005 were $242 million. We expect to make capital expenditures in 2005 of between $1.0 billion and $1.3 billion, including costs related to the Ahafo project in Ghana and the Leeville and Phoenix projects in Nevada; the power plant project in Nevada and mine equipment, leach pad expansions and processing facilities at Yanacocha; and

•	Due to the strengthening of the gold market, and consistent with our exploration growth strategy, we expect 2005 exploration expenditures will total between $150 million and $160 million. Total expenditures for the first quarter of 2005 were $27 million.

Recent Accounting Pronouncements

During 2004, a committee of the Emerging Issues Task Force (“EITF”) began discussing the accounting treatment for stripping costs incurred during the production phase of a mine. During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Financial Accounting Standards Board ratified the EITF consensus. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently evaluating the impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Newmont will adopt the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period.

The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. The effect on net income and earnings per share in the periods following adoption of SFAS No. 123R are expected to be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income and earnings per share will vary depending upon the number and fair value of options granted in 2006 compared to prior years.

Consolidated Financial Results

Sales—gold, net were $844 million and $940 million for the three months ended March 31, 2005 and 2004, respectively. The 2005 decrease from 2004 was due to a decrease in ounces sold, partially offset by an increase in the average realized gold price. The following analysis demonstrates the change in consolidated gold sales revenue:

	Three Months Ended March 31,
	2005	2004
Consolidated gold sales (in millions):
Gross	$847	$940
Less: treatment and refining charges	(3)	—

Net	$844	$940

Consolidated gold ounces sold (in thousands)	1,994	2,283
Average price realized per ounce — gross	$425	$412
Average price realized per ounce — net	$423	$412

The change in consolidated gold sales is due to:

Three Months Ended March 31, 2005 vs. 2004
(in millions)
Change in consolidated ounces sold	$(119)
Change in average realized gold price	26
Change in treatment and refining charges	(3)

$(96)

Sales—base metals, net totaled $117 million for the three months ended March 31, 2005, and included $109 million from copper sales at Batu Hijau and $1 million from copper sales and $7 million from zinc sales at Golden Grove, all net of treatment and refining charges. Sales—base metals, net totaled $182 million for the three months ended March 31, 2004, and included $167 million from copper sales at Batu Hijau and $2 million from copper sales and $13 million from zinc sales at Golden Grove, all net of treatment and refining charges. The 2005 decrease from 2004 was due to a decrease in copper pounds sold and a decrease in the average realized copper price due to the copper collar contracts. The following analysis demonstrates the change in consolidated copper sales revenue:

	Three Months Ended March 31,
	2005	2004
Consolidated copper sales (in millions):
Gross	$134	$200
Less: Treatment and refining charges	(24)	(30)

Net	$110	$170

Consolidated copper pounds sold (in millions)	100	134
Average price realized per pound — gross	$1.34	$1.50
Average price realized per pound — net	$1.10	$1.27

The change in consolidated copper sales is due to:

Three Months Ended March 31, 2005 vs. 2004
(in millions)
Change in consolidated pounds sold	$(50)
Change in average realized copper price	(16)
Change in treatment and refining charges	6

$(60)

Costs applicable to sales were $550 million and $575 million for the three months ended March 31, 2005 and 2004, respectively, as detailed in the table below. Costs applicable to sales—gold, which includes total cash costs, accretion of reclamation and remediation liabilities related to consolidated gold production and write-downs of stockpiles, ore on leach pads and inventories decreased to $477 million in 2005 from $501 million in 2004. Costs applicable to sales—base metals were $73 million and $74 million in the three months ended March 31, 2005 and 2004, respectively. For a complete discussion regarding variations in operations, see Results of Operations below.

The following is a summary of Costs applicable to sales by operation:

	Three Months Ended March 31,
	2005	2004
	(in millions)
North America:
Nevada, USA	$182	$193
Golden Giant, Canada	13	13
Holloway, Canada	9	6
La Herradura, Mexico	4	2

	208	214

South America:
Yanacocha, Peru	111	112
Kori Kollo, Bolivia	2	2

	113	114

Australia/New Zealand:
Pajingo, Australia	15	15
Yandal, Australia	30	33
Tanami, Australia	43	50
Kalgoorlie, Australia	38	37
Martha, New Zealand	7	6
Golden Grove, Australia
Copper	(1)	1
Zinc	3	8

	135	150

Indonesia:
Batu Hijau
Gold	16	13
Copper	71	65
Minahasa	—	9

	87	87

Central Asia:
Zarafshan, Uzbekistan	7	8
Ovacik, Turkey	—	2
	7	10

	$550	$575

Deferred stripping. In general, mining costs are allocated to production costs, stockpiles, ore on leach pads and inventories, and are charged to Costs applicable to sales when gold or copper is sold. However, at certain open pit mines that have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grade and waste-to-ore rations; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there might be greater volatility in the Company’s period-to-period results of operations. See Recent Accounting Pronouncements, above, for discussion of changes to future accounting for waste removal costs.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows:

	Three Months Ended March 31,
	Nevada(4)		La Herradura(5)		Tanami(6)		Kalgoorlie(7)
	2005	2004	2005	2004	2005	2004	2005	2004
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	126.6	126.5	146.9	149.1	N/A	48.9	100.1	110.9
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.046	0.051	0.034	0.034	N/A	0.160	0.061	0.061
Actuals for Year
– Stripping ratio(1)	163.4	264.8	160.1	152.4	N/A	53.7	86.5	114.2
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.051	0.055	0.030	0.025	N/A	0.130	0.077	0.063
Remaining Mine Life (years)(3)	16	11	4	4	N/A	1	12	14

	Three Months Ended March 31,
	Martha(8)		Ovacik(9)		Batu Hijau(10)
	2005	2004	2005	2004	2005	2004
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
– Stripping ratio(1)	18.8	26.1	N/A	40.2	0.23	0.18
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.125	0.107	N/A	0.410	4.40	5.49
Actuals for Year
– Stripping ratio(1)	11.4	49.9	N/A	61.9	0.63	0.14
– Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.172	0.072	N/A	0.241	1.59	7.01
Remaining Mine Life (years)(3)	2	3	N/A	1	13	14

(1)	Total tons to be mined in future divided by total ounces of gold or total pounds of copper equivalent to be recovered in future, based on proven and probable reserves. Pounds of copper equivalent equate to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.
(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.
(3)	Remaining mine life (years) is as of January 1st of the year being presented and is based on the then current life-of-mine plan.
(4)	The actual stripping ratio decreased significantly in 2005. The actual stripping ratio for 2004 was higher due to increased waste removal from the Gold Quarry South Layback at Carlin.
(5)	La Herradura is included in the Company’s Other North America reportable segment.
(6)	The Tanami open pit was completed in 2004. Tanami is included in the Company’s Australia/New Zealand reportable segment.
(7)	The actual stripping ratio decreased in 2005, primarily a result of higher average ore grade. Kalgoorlie is included in the Company’s Australia/New Zealand reportable segment.
(8)	The life-of-mine stripping ratio decreased in 2005 based on an updated life-of-mine plan with higher average ore grade. The actual stripping ratio decreased in 2005 primarily due to the higher average ore grade and lower movement of waste tonnage. The average ore grade increased in 2005 as mining activity in 2004 was restricted to low grade areas. Martha is included in the Company’s Australia/New Zealand reportable segment.
(9)	Ovacik was sold in March 2005 and there was no mining activity in 2005. Ovacik is included in the Company’s Central Asia reportable segment.
(10)	The 2005 actual stripping ratio is significantly higher than the life-of-mine and prior year stripping ratios, primarily a result of the lower average ore grade. The average ore grade has been significantly impacted as two small pit wall failures in the first quarter of 2005 limited access to high-grade ore.

Depreciation, depletion and amortization (“DD&A”) was $168 million and $182 million for the three months ended March 31, 2005 and 2004, respectively. The decrease is primarily attributable to a decrease in production. Newmont expects 2005 DD&A to be between $710 million and $740 million.

The following is a summary of Depreciation, depletion and amortization by operation:

	Three Months Ended March 31,
	2005	2004
	(in millions)
North America:
Nevada, USA	$30	$35
Golden Giant, Canada	3	3
Holloway, Canada	3	2
La Herradura, Mexico	1	1

	37	41

South America:
Yanacocha, Peru	47	54
Kori Kollo, Bolivia	—	1

	47	55

Australia/New Zealand:
Pajingo, Australia	6	9
Yandal, Australia	6	12
Tanami, Australia	9	10
Kalgoorlie, Australia	5	4
Martha, New Zealand	5	3
Golden Grove, Australia
Copper	—	—
Zinc	4	5
Other, Australia	1	2

	36	45

Indonesia:
Batu Hijau
Gold	6	4
Copper	26	21
Minahasa	—	3

	32	28

Central Asia:
Zarafshan, Uzbekistan	2	3
Ovacik, Turkey	2	1

	4	4

Other:
Merchant Banking	7	6
Corporate and Other	5	3

	12	9

	$168	$182

Exploration was $27 million and $21 million during the three months ended March 31, 2005 and 2004, respectively. The 2005 increase over 2004 was primarily a result of increased spending in Nevada and Canada. Newmont expects 2005 Exploration expense to be between $150 million and $160 million.

Advanced projects, research and development of $18 million for the three months ended March 31, 2005 approximated the $16 million during the three months ended March 31, 2004 and includes spending for the Akyem and Martabe projects. Newmont expects 2005 Advanced projects, research and development expenses to be between $60 million and $70 million.

General and administrative expenses of $31 million during the first quarter of 2005 approximated the expense of $27 million during the first quarter of 2004. As a percentage of Revenues, General and administrative expenses increased from 2.4% to 3.2% as a result of a decrease in revenues (see discussions above). Newmont expects 2005 General and administrative expenses to be between $115 million and $125 million.

Other expenses in the first quarters of 2005 and 2004 were $24 million and $5 million, respectively. The 2005 expense primarily consists of costs incurred to stabilize material and repair damage to roads and utility lines for a waste dump slide in Nevada, costs incurred to defend our employees in Indonesia and a settlement loss related to senior management pension obligations. The 2004 expense primarily included accruals for environmental obligations.

Other income was $68 million and $28 million for the first quarter of 2005 and 2004, respectively, and is summarized as follows:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Royalty and dividend income	$18	$13
Interest income	11	4
Gain on sale of assets	38	9
Other	1	2

	$68	$28

Royalty and dividend income increased in the first quarter of 2005 to $18 million from $13 million in the first quarter of 2004 due to higher gold and oil and gas prices and as a result of distributions received from the Company’s investment in Canadian Oil Sands Trust, which was acquired during the second and third quarters of 2004.

Interest income increased in the first quarter of 2005 to $11 million from $4 million in the first quarter of 2004 due to increased funds available for investments and higher investment yields.

On March 31, 2005, the Minera El Bermejal S. de R.L. de C.V. joint venture, 44% owned by Newmont and 56% owned by Industrias Penoles S.A. de C.V., completed the sale of its interest in the Mezcala Gold Deposit for cash proceeds of $70 million. The Company recorded a pre-tax gain of $31 million (Newmont’s share).

Interest expense, net of capitalized interest was $21 million and $26 million during the first quarter of 2005 and 2004, respectively. Capitalized interest totaled $6 million and $2 million in each quarter, respectively. Net interest expense declined during the first quarter of 2005 from the first quarter of 2004 primarily due to the increase in capitalized interest as a result of increased capital spending. Newmont expects the 2005 interest expense, net to be between $115 million and $120 million.

Income tax expense during the first quarter of 2005 was $51 million compared to $87 million for the first quarter of 2004. The 2005 decrease primarily reflects a decrease in pre-tax income for the first quarter of 2005 to $190 million from $298 million for the first quarter of 2004. The effective tax rate for the first quarter of 2005 was 27% compared to the 2004 effective tax rate of 29%. The decrease in the 2005 first quarter rate is primarily due to an adjustment to the estimate of benefits to be achieved from the tax consolidations election in Australia and a release of valuation allowance relative to the Company’s deferred tax assets for post-retirement benefit obligations. The decreases are offset by lower percentage depletion forecast for 2005 versus 2004. The effective tax rate in 2005 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) additional income tax benefits associated with the change in Australian tax law regarding the ability of the company to now file consolidated income tax returns, and (iii) the valuation allowance release relative to the Company’s deferred tax assets for post-retirement benefit obligations.. The effective tax rate in 2004 is different from the United States statutory rate of 35% primarily due to (i) a lower valuation allowance required on deferred tax assets attributable to U.S. foreign tax credits and (ii) U.S. percentage depletion, both attributable to higher gold and copper prices. These decreases were partially offset by accruals related to tax contingencies. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005. Newmont expects the tax rate to be approximately 28%-32% assuming a gold price of $435 per ounce.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to number of limitations. The Company has not completed its evaluation of whether, and to what extent, it might repatriate foreign earnings that have not yet been subject to U.S. income taxation. Based on our analysis to date, it is not reasonable to estimate what amount, if any, may be repatriated or the potential tax liabilities associated with these repatriations. The Company expects to be in a position to finalize its assessment by September 2005.

Newmont recorded charges for the Cumulative effect of a change in accounting principle, net of tax of $47 million for the first quarter of 2004. During the first quarter of 2004, the Company recorded a charge upon consolidating the Batu Hijau mine to conform Batu Hijau’s accounting policies to Newmont’s accounting policies (see Note 16 to the Consolidated Financial Statements).

Results of Consolidated Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
North America	665.3	741.8	$313	$288	$56	$56
South America	779.8	807.2	144	142	61	68
Australia/New Zealand	439.3	543.9	303	259	71	69
Indonesia	75.4	128.1	211	167	84	55
Central Asia	34.2	61.8	199	166	70	63

Total/Weighted-Average	1,994.0	2,282.8	$239	$219	$62	$64

(1)	Consolidated gold ounces sold includes minority interests’ share.
(2)	Excludes depreciation, depletion and amortization.

North American Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Nevada	588.6	652.6	$309	$295	$52	$54
Golden Giant	37.8	52.7	340	245	73	62
Holloway (84.65% owned)	20.0	19.2	473	322	145	94
La Herradura (44% owned)	18.9	17.3	207	130	62	68

Total/Weighted-Average	665.3	741.8	$313	$288	$56	$56

(1)	Excludes depreciation, depletion and amortization.

Nevada. Gold ounces sold decreased 10% in the first quarter of 2005 from the first quarter of 2004, primarily due to a 9% decline in mill grade in 2005 and sales from inventories in 2004, partially offset by a 14% increase in mill throughput. Costs applicable to sales per ounce increased 5% in the first quarter of 2005 from the first quarter of 2004, primarily due to increased diesel prices, higher underground contracted services and equipment maintenance costs, and lower production. Consolidated gold sales for 2005 are expected to total approximately 2.64 million ounces at costs applicable to sales of $295 per consolidated ounce.

Non-governmental organizations have brought a series of actions relating to the Nevada operations, as described in more detail in Note 20 to the Consolidated Financial Statements. While Newmont believes that the legal actions are without merit, unfavorable outcomes could result in additional conditions being imposed on how the Company conducts operations, and such conditions could have a material adverse effect on Nevada’s results of operations or financial position.

Golden Giant, Canada. Gold ounces sold decreased 15,000 ounces in the first quarter of 2005 from the first quarter of 2004, primarily due to a 22% decline in ore grade. Costs applicable to sales per ounce increased 39% in the first quarter of 2005 from the first quarter of 2004 as a result of lower production. Golden Giant currently plans to end mining in the fourth quarter of 2005, with its final ounces expected in early 2006. Consolidated gold sales for 2005 are expected to total approximately 155,000 ounces at costs applicable to sales of $335 per consolidated ounce.

Holloway, Canada. Gold ounces sold increased 4% in the first quarter of 2005 from the first quarter of 2004, primarily due to a 10% increase in mill throughput, partially offset by a 7% decline in ore grade. Costs applicable to sales per ounce increased 47% in the first quarter of 2005 from the first quarter of 2004, primarily due to increased mill maintenance costs at the recently acquired Holt McDermott mill. Consolidated gold sales for 2005 are expected to total approximately 90,000 ounces at costs applicable to sales of $400 per consolidated ounce.

La Herradura, Mexico. Gold ounces sold increased 9% in the first quarter of 2005 from the first quarter of 2004. Consolidated gold sales for 2005 are expected to total approximately 80,000 ounces at costs applicable to sales of $160 per consolidated ounce.

South American Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Yanacocha (51.35% owned)	772.9	799.0	$143	$140	$61	$68
Kori Kollo (88% owned)	6.9	8.2	279	298	37	129

Total/Weighted-Average	779.8	807.2	$144	$142	$61	$68

(1)	Consolidated gold ounces sold includes minority interests’ share.
(2)	Excludes depreciation, depletion and amortization.

Yanacocha, Peru. Gold ounces sold decreased 3% in the first quarter of 2005 from the first quarter of 2004 due to lower production resulting from a 6% decrease in tons placed on the leach pads. The decrease in tons placed was offset by a 36% increase in the grade of ore placed. Costs applicable to sales per ounce increased 2% in the first quarter of 2005 from the first quarter of 2004 primarily due to increased labor costs and commodity prices, primarily diesel. Consolidated gold sales for 2005 are expected to total approximately 2.92 million ounces at costs applicable to sales of $150 per consolidated ounce.

During 2004, Peru enacted legislation to establish a sliding scale mining royalty of up to 3% based on the volume of mine production. The royalty is calculated on revenue from sales of product less certain refining and transportation expenses. The Peruvian royalty became effective during the second quarter of 2004, and survived constitutional challenge in the first quarter of 2005. While Yanacocha believes that the Peruvian royalty should not apply to those projects that had stability contracts prior to the adoption of the royalty law, it is possible that the Peruvian government will attempt to apply the royalty to all projects irrespective of such stability agreements. Virtually all of Yanacocha’s current production is derived from projects that were stabilized prior to the enactment of the royalty legislation.

Kori Kollo, Bolivia. Mining was completed and the mill was closed in October 2003. Production continues from residual leaching. Kori Kollo will begin processing oxide ores on leach pads from the Kori Chaca pit and reprocessing high-grade tailings on a new leach pad in the second quarter of 2005. Consolidated gold sales for 2005 are expected to total 85,000 ounces at costs applicable to sales of $175 per consolidated ounce.

Australia/New Zealand Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Pajingo	43.9	75.2	$348	$195	$139	$120
Yandal	87.9	141.1	341	237	75	87
Tanami	146.9	183.1	291	272	61	55
Kalgoorlie (50% owned)	116.5	121.9	325	303	39	29
Martha	44.1	22.6	166	255	107	136

Total/Weighted-Average	439.3	543.9	$303	$259	$71	$69

	Pounds Sold		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in millions)		($ per pound)		($ per pound)
Golden Grove
Copper	—	2.3	$—	$0.25	$—	$0.10
Zinc	29.1	45.4	$0.09	$0.19	$0.14	$0.11

(1)	Consolidated gold ounces sold includes minority interests’ share.
(2)	Excludes depreciation, depletion and amortization.

Pajingo, Australia. Gold ounces sold decreased 42% in the first quarter of 2005 from the first quarter of 2004, primarily due to a 25% decline in ore grade attributable to excess dilution due to poor ground conditions and a 9% decrease in tons milled. Costs applicable to sales per ounce increased 78% in the first quarter of 2005 from the first quarter of 2004, primarily due to lower production and additional underground rehabilitation work. Consolidated gold sales for 2005 are expected to total approximately 200,000 ounces at costs applicable to sales of $275 per consolidated ounce.

Yandal, Australia. Gold ounces sold decreased 38% in the first quarter of 2005 from the first quarter of 2004, primarily due to the cessation of mining at Bronzewing during the first quarter of 2004. Newmont sold Bronzewing in the third quarter of 2004. Costs applicable to sales per ounce increased 44% in the first quarter of 2005 from the first quarter of 2004, primarily due to higher underground operating development costs at Jundee. Consolidated gold sales for 2005 are expected to total approximately 325,000 ounces at costs applicable to sales of $330 per consolidated ounce.

Tanami, Australia. Gold ounces sold decreased 20% in the first quarter of 2005 from the first quarter of 2004, primarily due to a 20% decline in ore grade from processing lower grade stockpiles at Groundrush and mining lower grade zones from the Callie underground deposit. Costs applicable to sales per ounce increased 7% in the first quarter of 2005 from the first quarter of 2004, primarily due to lower gold production. Consolidated gold sales for 2005 are expected to total approximately 480,000 ounces at costs applicable to sales of $305 per consolidated ounce.

Kalgoorlie, Australia. Gold ounces sold decreased 4% in the first quarter of 2005 from the first quarter of 2004, primarily due to sales from inventories in 2004 partially offset by increased production in 2005 as a result of a 14% increase in mill throughput. Costs applicable to sales per ounce increased 7% in the first quarter of 2005 from the first quarter of 2004, primarily due to increased consumption of reagents and grinding media as a result of the increased throughput. Consolidated gold sales for 2005 are expected to total approximately 440,000 ounces at costs applicable to sales of $335 per consolidated ounce.

Martha, New Zealand. Gold ounces sold increased 95% in the first quarter of 2005 from the first quarter of 2004, primarily due to a 123% increase in ore grade as a result of mining higher grade open pit areas. Costs applicable to sales per ounce decreased 35% in the first quarter of 2005 from the first quarter of 2004, primarily due to increased production partially offset by higher processing costs from milling harder ore. Martha is experiencing ground stability issues in a portion of the south wall of the open pit which may impact the ability to mine a portion of reserves remaining in the pit. Newmont is evaluating various options to determine the impact, if any, on future operations. Consolidated gold sales for 2005 are expected to total approximately 155,000 ounces at costs applicable to sales of $225 per consolidated ounce.

Golden Grove, Australia. Due to mine plan sequencing and the timing of shipments, fewer zinc concentrates and no copper concentrates were sold during the first quarter of 2005. Costs applicable to sales per pound decreased 53% in the first quarter of 2005 from the first quarter of 2004, primarily reflecting higher by-product shipments in the first quarter of 2005. Copper and zinc sales for 2005 are expected to total approximately 60 million pounds and 130 million pounds, respectively, at costs applicable to sales of $0.89 and $0.12, respectively, per consolidated pound.

Indonesian Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Batu Hijau(3)	75.4	100.2	$211	$127	$84	$43
Minahasa (94% economic interest, 80% owned)	—	27.9	—	312	—	96

Total/Weighted-Average	75.4	128.1	$211	$167	$84	$55

	Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in millions)		($ per pound)		($ per pound)
Batu Hijau(3)	100.1	131.2	$0.71	$0.49	$0.27	$0.17

(1)	Consolidated gold ounces or pounds sold includes minority interests’ share.
(2)	Excludes depreciation, depletion and amortization.
(3)	Newmont’s economic interest decreased to 52.875% from 56.25% on October 1, 2004.

Batu Hijau, Indonesia. Copper and gold sales decreased 24% and 25%, respectively, in the first quarter of 2005 from the first quarter of 2004. Access to ore in the lower portion of the pit was temporarily restricted as a result of two small pit wall slides in 2005. The mine plan sequence was revised resulting in the processing of lower grade stockpiles, some of which were scheduled to be processed later in 2005. Costs applicable to sales per pound of copper and per ounce of gold increased 45% and 66%, respectively, during the first quarter of 2005 from the first quarter of 2004 due to lower production and increased maintenance costs and lime consumption. Consolidated sales for 2005 are expected to total approximately 635 million pounds of copper and 800,000 ounces of gold at costs applicable to sales of $0.45 per consolidated pound and $135 per consolidated ounce.

Minahasa, Indonesia. Mining activities ceased late in 2001. The remaining stockpiles were processed by August 30, 2004.

Central Asia Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Zarafshan(2)	34.2	55.9	$199	$150	$70	$48
Ovacik	—	5.9	—	317	—	201

Total/Weighted-Average	34.2	61.8	$199	$166	$70	$63

(1)	Excludes depreciation, depletion and amortization.
(2)	Joint venture between Newmont (50% owned) and two Uzbekistan government entities (50% owned), the State Committee for Geology and Mineral Resources (the “State Committee”) and Navoi Mining and Metallurgical Combinat (“Navoi”).

Zarafshan, Uzbekistan. Gold ounces sold decreased 39% in the first quarter of 2005 from the first quarter of 2004, primarily due to 16% fewer tons placed on the leach pads due to unscheduled plant downtime and a 28% decrease in ore grade. Costs applicable to sales per ounce increased 33% in the first quarter of 2005 from the first quarter of 2004 primarily a result of the decrease in production. Consolidated gold sales for 2005 are expected to total approximately 155,000 ounces at costs applicable to sales of $220 per consolidated ounce.

Ovacik, Turkey. On March 1, 2005, the Ovacik mine was sold to a subsidiary of Koza Davetiye, a Turkish conglomerate. Operations were suspended in August 2004.

Merchant Banking

During the first quarter of 2005, Merchant Banking completed an investment in Shore Gold Inc. for a diamond opportunity in Canada and sold the Ovacik and Mezcala gold properties.

Merchant Banking will continue to consider making investments in or disposition of securities in its equity portfolio, to provide in-house investment banking advice to Newmont on managing its portfolio of assets and to expand the downstream gold refining business as opportunities arise.

Merchant Banking earned $18 million and $13 million of Royalty and dividend income for the first quarter of 2005 and 2004, respectively. This increase resulted from higher gold and oil and gas prices and as a result of distributions received from the Company’s investment in Canadian Oil Sands Trust, which was acquired during the second and third quarters of 2004.

Exploration

Exploration expenditures were $27 million and $21 million for the three months ended March 31, 2005 and 2004, respectively. Exploration expenditures in 2005 reflect higher funding of exploration activities by Newmont in response to higher prevailing gold prices. Newmont anticipates it will spend between $150 million and $160 million on exploration activities in 2005 and has established the replacement of depleted reserves with additions to proven and probable reserves as the Exploration Segment’s objective for the year.

Advanced projects, research and development of $18 million for the three months ended March 31, 2005 approximated the $16 million during the three months ended March 31, 2004 and includes spending for the Akyem and Martabe projects. Newmont expects 2005 Advanced projects, research and development expenses to be between $60 million and $70 million.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia, Turkey and other foreign locations. The Company’s foreign operations sell their gold, copper and zinc production based on U.S. dollar metal prices. Approximately 40% and 36%, of Newmont’s Costs applicable to sales were paid in local currencies during the three months ended March 31, 2005 and 2004, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations increased cost applicable to sales by approximately $3 million during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Liquidity and Capital Resources

For the first quarter of 2005, Net cash provided by operating activities was $188 million, compared to $353 million for the first quarter of 2004. Net cash provided by operating activities was significantly impacted by the following key factors:

	Three Months Ended March 31,
	2005	2004
Consolidated gold ounces sold (in thousands)	1,994	2,283
Average price received per ounce of gold, net	$423	$412
Consolidated costs applicable to sales per ounce of gold	$239	$219
Consolidated copper pounds sold (in millions)	100	134
Average price received per pound of copper, net	$1.10	$1.27
Consolidated costs applicable to sales per pound of copper	$0.70	$0.49

Cash flow from operations during the first quarter of 2005 was impacted by lower ounces sold and higher costs at virtually all operations. Changes in operating assets and liabilities decreased operating cash flows during the first quarters of 2005 and 2004 by $78 and $50 million, respectively. Cash was used during the first quarter of 2005 and 2004 to reduce operating accounts payable and reclamation liabilities by $34 million and $6 million, respectively. Also impacting cash flows from operations during the first quarter of 2005 is a temporary build up of inventories that reduced cash flow from operations by $22 million. Additionally, accounts receivable increased by $20 million, primarily related to trade receivables at Batu Hijau. During the first quarter of 2004, accounts receivable increased $59 million, primarily as a result of an increase in trade receivables related to the timing of concentrate shipments and mark-to-market adjustments on provisional sales of copper at Batu Hijau as a result of the significant copper price increase from January 1, 2004 through March 31, 2004, partially offset by a reduction of $23 million of production inventories.

Net cash used in investing activities was $419 million during the first quarter of 2005 compared to $454 million during the first quarter of 2004. Additions to property, plant and mine development were $242 million for the first quarter of 2005, compared to $166 million for the first quarter of 2004. See Additions to Property, Plant and Mine Development below for more information on capital expenditures. The Company had net investments of $187 million in marketable debt securities and $42 million in marketable equity securities. Also impacting cash flows from investing activities was proceeds from sale of assets of $52 million, primarily related to the sale of the Mezcala and Ovacik gold properties. During the first quarter 2004, investing cash flow was impacted by $381 million from net investments in marketable debt securities. Also impacting cash flows from investing activities for the first quarter of 2004 is the consolidation of Batu Hijau, effective January 1, 2004, which resulted in the recording of approximately $82 million of Batu Hijau’s cash balances.

Net cash provided by (used in) financing activities was $509 million and $(46) million during the first quarter of 2005 and 2004, respectively. Financing activity during the first quarter of 2005 primarily consisted of the issuance of 30-year 5 7/8% Notes with net proceeds of $582 million offset by repayments of debt of $15 million, dividends paid on common stock and to minority interests of $45 million and $16 million, respectively. Financing activity during the first quarter of 2004 primarily consisted of $22 million of scheduled debt repayments, $22 million and $29 million to pay common stock and minority interest dividends, respectively, offset by $19 million of proceeds from the issuance of stock.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases and $366 million of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 15, 2005). Newmont also provides a contingent support line of credit to PTNNT of which Newmont’s pro-rata share is $37 million. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (thousands of metric tons): 955 in 2005; 765 in 2006; 660 in 2007; 630 in 2008; 630 in 2009; and 2,520 thereafter. For information regarding these agreements, see Item 3, Provisional Sales, below.

Investing Activities

Additions to property, plant and mine development

	Three Months Ended March 31,
	2005	2004
	(in millions)
North America:
Nevada, USA	$77	$28
Holloway, Canada	2	2

	79	30

South America:
Yanacocha, Peru	46	45
Kori Kollo, Bolivia	7	—

	53	45

Australia/New Zealand:
Pajingo, Australia	2	3
Yandal, Australia	5	4
Tanami, Australia	3	7
Kalgoorlie, Australia	4	22
Martha, New Zealand	3	1
Golden Grove, Australia	11	8
Other, Australia	3	1

	31	46

Indonesia:
Batu Hijau	23	20

Central Asia:
Zarafshan, Uzbekistan	1	3
Ovacik, Turkey	—	3

	1	6

Africa:
Akyem, Ghana	3	1
Ahafo, Ghana	47	7

	50	8

Corporate and Other	5	11

	$242	$166

Capital expenditures for North American operations during the first three months of 2005 and 2004 related to activities in Nevada for the development of the Leeville and Phoenix projects, mining equipment replacement and other new project development. South American capital expenditures were primarily at Yanacocha for leach pad expansions at the La Quinua and Yanacocha process facilities and mine development at Cerro Negro and La Quinua. Australian capital expenditures for the first three months of 2005 resulted from mine development and underground fleet replacement while the first three months of 2004 were primarily for the purchase of mining equipment previously leased under an operating lease at Kalgoorlie and mine development at the majority of the underground mines. Expenditures at Batu Hijau primarily included the purchase of additional mining equipment. Capital expenditures at Ahafo resulted from project development costs during both periods. Newmont expects to spend approximately $1.0 billion to $1.3 billion on capital projects during 2005.

Other Investing Activities

Marketable debt securities. The Company had net purchases of $187 million of auction rate marketable debt securities during the three months ended March 31, 2005. The Company accounts for these investments as short-term available-for-sale marketable debt securities.

Marketable equity securities. During the three months ended March 31, 2005, the Company purchased marketable equity securities of Shore Gold Inc. for approximately $42 million. The Company accounts for the investment as long-term available-for-sale marketable equity securities.

Sale of Ovacik. On March 1, 2005, Newmont sold the Ovacik mine, located in western Turkey, to a subsidiary of Koza Davetiye, a listed Turkish conglomerate. Consideration for the mine included $20 million paid at closing and various contingent payments that could total up to an additional $24.5 million if all conditions precedent are met. Contingent payments received and any associated gains will be recognized on a cash basis, as and when received.

Sale of Mezcala. On March 31, 2005, the Minera El Bermejal S. de R.L. de C.V. joint venture, 44% owned by Newmont and 56% owned by Industrias Penoles S.A. de C.V., completed the sale of its interest in the Mezcala Gold Deposit for cash proceeds of $70 million. The Company recorded a pre-tax gain of $31 million (Newmont’s share).

Financing Activities

During March 2005, the Company completed its offering of $600 million of 30-year 5 7/8% Notes due 2035. The proceeds will be used to fund capital investments, including a potential 200 megawatt power plant in Nevada, and for general corporate purposes.

Scheduled minimum long-term debt repayments as of March 31, 2005 are $272 million for the remainder of 2005, $169 million in 2006, $165 million in 2007, $234 million in 2008, $116 million in 2009 and $1,226 million thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities. Approximately $653 million of the total scheduled minimum long-term debt repayments as of March 31, 2005 relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. Approximately $87 million of this facility is due during the remainder of 2005. Additionally, PTNNT shareholder loans of $53 million as of March 31, 2005 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Newmont. This amount is also classified as payable during the remainder of 2005.

On April 27, 2005, the Company’s Board of Directors declared the quarterly dividend of $0.10 per common share. In addition, Newmont Mining Corporation of Canada Limited declared an increased quarterly dividend of CDN$0.1247 per share on its exchangeable shares. Both dividends are payable on June 22, 2005 to holders of record at the close of business on June 3, 2004.

During the first quarter of 2005, the Company made scheduled debt repayments of approximately $15 million, including $13 million related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, and $2 million for maturities of project financing, capital leases and other debt.

As of March 31, 2005, the Company was in compliance with all required debt covenants and other restrictions related to its long-term debt agreements.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2005 and December 31, 2004, $407 million and $410 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties. This decrease is primarily attributable to the sale of the Ovacik mine (see Note 15).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $72 million and $75 million were accrued for such obligations at March 31, 2005 and December 31, 2004, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 85% greater or 35% lower than the amount accrued at March 31, 2005. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 10 and 20 to the Consolidated Financial Statements.

During the three months ended March 31, 2005 and 2004 capital expenditures were approximately $3 million and $7 million, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of cash operating costs.

Newmont spent $3 million during each of the first quarters of 2005 and 2004 for environmental obligations related to the former mining sites discussed in Note 27 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005, as updated in Note 20 to the Consolidated Financial Statements for the quarter ended March 31, 2005 contained herein.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2004, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar and global mine production levels. Changes in the market price of copper also affect Newmont’s profitability and cash flow from its investment in the Batu Hijau mine in Indonesia and its Golden Grove mine in Australia. Copper is traded on established internal exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

Provisional Copper and Gold Sales

For the three months ended March 31, 2005 and 2004, Batu Hijau recorded gross revenues, before smelting and refining charges, of $150 million and $159 million for base metals, respectively, and $12 million and $6 million for gold, respectively, which were subject to final pricing adjustments. The average realized price adjustment for base metals was 11.1% and 22.0% for the three months ended March 31, 2005 and 2004, respectively, and 2.8% and 2.6% for gold for the same periods.

Hedging

Newmont had the following derivative contracts at March 31, 2005:

	Expected Maturity Date or Transaction Date							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total/ Average	March 31, 2005		December 31, 2004
								U.S.$ (millions)
Gold Put Option Contracts (U.S.$ Denominated):
Ounces (thousands)	156	100	20	—	—	—	276	$(7)		$(9)
Average price	$292	$338	$397	—	—	—	$316
Silver Forward Contracts (U.S.$ Denominated):
Ounces (thousands)	900	50	—	—	—	—	950	$(1)		$(1)
Average price	$6.01	$6.50	—	—	—	—	$6.04
Copper Collar Contracts (U.S.$ Denominated):
Pounds (millions)	370	353	62	—	—	—	785	$(91	)(1)	$(61	)(2)
Average cap price	$1.30	$1.36	$1.40	—	—	—	$1.34
Average floor price	$1.10	$1.10	$1.10	—	—	—	$1.10
Diesel Forward Purchase Contracts (U.S.$ Denominated):
Barrels (thousands)	25	—	—	—	—	—	25	$1		$1
Average price	$27.12	—	—	—	—	—	$27.12
U.S.$/IDR Forward Purchase Contracts:
U.S.$ (millions)	61	5	—	—	—	—	66	$(1)		$—
Average rate (IDR/U.S.$)	9,494	9,514	—	—	—	—	9,495
Australian Dollar Zero-Cost Collar Contracts:
U.S.$ (millions)	$210	$134	—	—	—	—	$344	$7		$13
Average cap price (U.S.$ per A$1)	$0.785	$0.800	—	—	—	—	$0.791
Average floor price (U.S.$ per A$1)	$0.566	$0.547	—	—	—	—	$0.559

(1)	The fair value does not include amounts payable ($10 million on copper collars) on derivative contracts that have been closed out in March 2005 with the net settlement due in April 2005.
(2)	The fair value does not include amounts payable ($7 million on copper collars) on derivative contracts that have been closed out in December 2004 with the net settlement due in January 2005.

Price-Capped Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 million was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs in 2005 through 2011. As of March 31, 2005, the current portion of $6 million has been reclassified to Other current liabilities. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at March 31, 2005:

	Expected Maturity Date or Transaction Date
Price-capped forward sales contracts:	2005	2006	2007	2008	2009	Thereafter	Total/ Average
(U.S.$ Denominated)
Ounces (thousands)	450	—	—	1,000	600	250	2,300
Average price	$350	—	—	$384	$381	$392	$378

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 million 8 5/8% notes and its $200 million 8 3/8% debentures. For the three months ended March 31, 2005 and 2004, these transactions resulted in a reduction in interest expense of $1 million for each period. The fair value of the interest rate swaps accounted for as derivative assets was $5 million at March 31, 2005 and $9 million at December 31, 2004. As of March 31, 2005, the $100 million of swaps maturing July 2005 no longer qualified as fair value hedges. Any change in fair value on these interest rate swaps going forward will be recorded in Other income (expense).

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 20 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Items 2(a), (b), (c) and (d) are not applicable.

(e) Stock Repurchases

Period	(a)Total Number of Shares Purchased		(b)Average Price Paid per share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number of Shares (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2005 through January 31, 2005	—		—	—	N/A
February 1, 2005 through February 28, 2005	7,739	(1)	$41.43	—	N/A
March 1, 2005 through March 31, 2005	22,703	(2)	$44.50	—	N/A

(1)	Represents shares of restricted stock forfeited voluntarily by Company executives as a result of an error in the calculation of the performance goals used to calculate the awards.
(2)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipients’ tax withholding obligations.

ITEM 6. EXHIBITS

(a) The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: April 29, 2005	/S/ BRUCE D. HANSEN
Bruce D. Hansen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2005	/S/ RUSSELL BALL
Russell Ball Vice President and Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
10.1	Annual Incentive Compensation Payroll Practice, amended and restated effective January 1, 2005, filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.[1]

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.[1]

[1]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.