Form 10-Q
period 2005-06-30
NEWMONT MINING CORP /DE/
filed 2005-08-01
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).  ☒ Yes  ☐ No

There were 413,675,268 shares of common stock outstanding on July 25, 2005 (and 32,532,028 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited, in millions except per share)
Revenues
Sales—gold, net	$842	$807	$1,686	$1,747
Sales—base metals, net	164	175	273	341

	1,006	982	1,959	2,088

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	489	463	966	964
Base metals	70	72	141	136
Depreciation, depletion and amortization	158	165	322	342
Exploration	39	29	66	48
Advanced projects, research and development	14	18	32	34
General and administrative	32	31	63	58
Write down of long-lived assets	—	16	2	16
Other	16	9	38	14

	818	803	1,630	1,612

Other income (expense)
Other income (expense), net (Note 12)	43	(19)	111	4
Interest expense, net	(31)	(25)	(52)	(50)

	12	(44)	59	(46)

Income from continuing operations before income tax expense, minority interest and equity income (loss) of affiliates	200	135	388	430
Income tax expense	(41)	(32)	(92)	(120)
Minority interest in income of subsidiaries	(74)	(61)	(133)	(140)
Equity income (loss) of affiliates	(1)	(1)	3	1

Income from continuing operations	84	41	166	171
Loss from discontinued operations (Note 13)	(34)	(4)	(32)	—
Cumulative effect of a change in accounting principle (Note 15)	—	—	—	(47)

Net income	$50	$37	$134	$124

Income per common share (Note 10)
Basic and diluted:
Income from continuing operations	$0.19	$0.09	$0.37	$0.39
Loss from discontinued operations	(0.08)	(0.01)	(0.07)	—
Cumulative effect of a change in accounting principle	—	—	—	(0.11)

Net income	$0.11	$0.08	$0.30	$0.28

Cash dividends declared per common share	$0.10	$0.075	$0.20	$0.125

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2005	At December 31, 2004
	(unaudited, in millions)
ASSETS
Cash and cash equivalents	$741	$781
Marketable securities and other short-term investments (Note 3)	1,098	943
Trade receivables	124	77
Accounts receivable	169	130
Inventories (Note 4)	282	249
Stockpiles and ore on leach pads (Note 5)	267	230
Other current assets	257	288

Current assets	2,938	2,698
Property, plant and mine development, net	5,344	5,165
Investments (Note 3)	539	386
Long-term stockpiles and ore on leach pads (Note 5)	524	525
Deferred income tax assets	578	492
Other long-term assets	293	265
Goodwill	2,992	2,994
Assets of operations held for sale (Note 13)	226	251

Total assets	$13,434	$12,776

LIABILITIES
Current portion of long-term debt (Note 6)	$287	$286
Accounts payable	204	224
Employee-related benefits (Note 7)	100	130
Other current liabilities and deferred revenue	469	446

Current liabilities	1,060	1,086
Long-term debt, less current portion (Note 6)	1,795	1,316
Reclamation and remediation liabilities (Note 8)	425	421
Employee-related benefits (Note 7)	257	245
Deferred income tax liabilities	502	460
Other long-term liabilities and deferred revenue	471	489
Liabilities of operations held for sale (Note 13)	34	46

Total liabilities	4,544	4,063

Commitments and contingencies (Note 19)
Minority interest in subsidiaries	839	775

STOCKHOLDERS’ EQUITY
Common stock	660	656
Additional paid-in capital	6,541	6,524
Accumulated other comprehensive income	195	147
Retained earnings	655	611

Total stockholders’ equity	8,051	7,938

Total liabilities and stockholders’ equity	$13,434	$12,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(unaudited, in millions)
Operating activities:
Net income	$134	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	322	342
Revenue from prepaid forward sales obligation	(48)	—
Loss from discontinued operations	32	—
Accretion of accumulated reclamation obligations	14	13
Amortization of deferred stripping costs, net	(46)	(16)
Deferred income taxes	(28)	17
Minority interest expense	133	140
Write-down of assets	8	24
Loss (gain) on investments, net	(6)	39
Cumulative effect of change in accounting principle, net	—	47
Gain on asset sales, net	(35)	(7)
Hedge (gain) loss, net	48	(2)
Other operating adjustments	3	12
(Increase) decrease in operating assets:
Trade and accounts receivable	(44)	(18)
Inventories, stockpiles and ore on leach pads	(71)	20
Other assets	4	(5)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(87)	(92)
Reclamation liabilities	(14)	(17)

Net cash provided from continuing operations	319	621
Net cash provided from discontinued operations	5	12

Net cash from operations	324	633

Investing activities:
Additions to property, plant and mine development	(535)	(336)
Additions to property, plant and mine development of discontinued operations	(21)	(17)
Investments in marketable debt and equity securities	(2,042)	(1,070)
Proceeds from sale of marketable debt and equity securities	1,824	422
Cash recorded upon consolidation of Batu Hijau	—	82
Proceeds from sale of assets	60	12

Net cash used in investing activities	(714)	(907)

Financing activities:
Proceeds from debt, net	584	38
Repayment of debt	(70)	(77)
Dividends paid to common stockholders	(89)	(55)
Dividends paid to minority interests	(71)	(66)
Common stock issued for compensation plans	6	26
Change in restricted cash and other	(7)	19

Net cash provided by (used in) financing activities	353	(115)

Effect of exchange rate changes on cash	(3)	(5)

Net change in cash and cash equivalents	(40)	(394)
Cash and cash equivalents at beginning of period	781	1,130

Cash and cash equivalents at end of period	$741	$736

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

(1)	BASIS OF PRESENTATION

The following interim Condensed Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. The results reported in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These interim Condensed Consolidated Financial Statements should be read in conjunction with Newmont’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005.

References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “IDR” to Indonesian currency and “$”or “U.S.$” to United States currency.

Certain amounts for the three and six months ended June 30, 2004 and at December 31, 2004 have been reclassified to conform to the 2005 presentation. The most significant reclassifications were as follows:

Discontinued Operations in the Condensed Consolidated Statements of Income, Balance Sheets and Cash Flows

The Company has reclassified the balance sheet amounts and the income statement results for the Golden Grove copper-zinc operations from the historical presentation to assets and liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

Auction Rate Securities in the Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2004, the Company reclassified auction rate securities having a stated or contractual maturity date for the underlying security in excess of 90 days from cash equivalents to Net cash used in investing activities in the Statements of Condensed Consolidated Cash Flows. The reflection of purchases and sales of these securities increased Net cash used in investing activities and reduced Cash and cash equivalents by $176. Cash and cash equivalents decreased by $183 and $738 at the beginning and end of the six month period ended June 30, 2004, respectively.

Dividends Paid to Minority Interests in the Condensed Consolidated Statements of Cash Flows

For the three and six months ended June 30, 2004, the Company reclassified dividends paid to minority interests as a financing activity. Previously, these dividends were recorded as a reduction of Minority interest expense, which is an adjustment to reconcile net income to net cash provided by operating activities. The impact to the Statements of Condensed Consolidated Cash Flows for the six months ended June 30, 2004 was to increase Net cash provided by operating activities by $66, with a corresponding increase to Net cash used in financing activities. This reclassification did not impact the amounts reported as cash and cash equivalents.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

Deferred Stripping Costs

At some of the Company’s mining operations, deferred stripping costs are charged to Costs applicable to sales as gold or copper is produced and sold using the units of production method based on estimated recoverable quantities of proven and probable gold or copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold or copper is produced. The application of the deferred stripping accounting method generally results in an asset (Deferred stripping costs), although a liability (Advanced stripping costs) will arise if the actual stripping ratio incurred to date is less than the expected stripping ratio over the life of the mine. The Advanced stripping costs pertain to the Batu Hijau and Kalgoorlie operations.

In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production stage of a mine and refers to these costs as post-production stripping costs. EITF Issue No. 04-06 requires that post-production stripping costs be considered costs of the extracted minerals and recognized

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The guidance may be applied either by recognition of a cumulative effect adjustment in the period of adoption or by restating prior period financial statements. The most significant expected impacts of adoption are the elimination of the deferred and advanced stripping costs on Newmont’s balance sheet and future post-production stripping costs being charged as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. The Company expects to adopt the new accounting rules as of January 1, 2006. A charge to earnings as a cumulative effect of an accounting change of between $50 and $90 (net of tax) is anticipated. Adoption of the new guidance will have no impact on the Company’s cash position.

Movements in the net deferred stripping cost balance were as follows:

	Six Months Ended June 30,
	2005	2004
Opening balance	$20	$90
Consolidation of Batu Hijau	—	(67)
Disposition of Ovacik	(4)	—
Additions	100	84
Amortization	(54)	(67)

Closing balance	$62	$40

The deferred and advanced stripping cost balances are presented in the balance sheet in other assets or other liabilities as follows:

	At June 30, 2005	At December 31, 2004
Other Assets:
Current	$44	$45
Long-term	108	80

	152	125

Other Liabilities:
Current	$4	$2
Long-term	86	103

	90	105

Deferred stripping, net	$62	$20

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Newmont will adopt the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. The effect on net income and earnings per share in the periods following adoption of SFAS No. 123R are expected to be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income and earnings per share will vary depending upon the number and fair value of options granted in future years compared to prior years.

The Company currently applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost is currently recognized for stock option

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

grants. Had compensation cost for the options been determined based on market value at grant dates as prescribed by SFAS No. 123R, the Company’s net income and net income per common share would have been the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$50	$37	$134	$124
Less: Compensation cost determined under the fair value method, net of tax	(5)	(4)	(9)	(6)

Pro forma net income	$45	$33	$125	$118

Net income per common share, basic and diluted:
As reported	$0.11	$0.08	$0.30	$0.28
Pro forma net income	$0.10	$0.07	$0.28	$0.27

The Company recognized $4 and $3 of non-cash compensation expense during the three months ended June 30, 2005 and 2004, respectively, and $8 and $7 during the six months ended June 30, 2005 and 2004, respectively, related to deferred and restricted stock awards granted.

(3)	INVESTMENTS

	At June 30, 2005
		Unrealized
	Cost/Equity Basis	Gain	Loss	Fair/Equity Value
Current:
Marketable Debt Securities:
Auction rate securities	$960	$—	$—	$960

Marketable Equity Securities:
Kinross Gold Corporation	80	8	—	88
Other	17	19	—	36

	97	27	—	124

Other investments, at cost	14	—	—	14

	$1,071	$27	$—	$1,098

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$224	$216	$—	$440
Gabriel Resources, Ltd.	22	2	—	24
Shore Gold, Inc.	42	—	(5)	37
Other	8	—	—	8

	296	218	(5)	509

Investment in Affiliates:
European Gold Refineries	16	—	—	16
AGR Matthey Joint Venture	14	—	—	14

	30	—	—	30

	$326	$218	$(5)	$539

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2004
		Unrealized
	Cost/Equity Basis	Gain	Loss	Fair/Equity Value
Current:
Marketable Debt Securities:
Auction rate securities	$784	$—	$—	$784

Marketable Equity Securities:
Kinross Gold Corporation	80	21	—	101
Other	20	25	—	45

	100	46	—	146

Other investments, at cost	13	—	—	13

	$897	$46	$—	$943

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$225	$112	$—	$337
Gabriel Resources, Ltd.	17	2	—	19
Shore Gold, Inc.	—	—	—	—
Other	4	1	—	5

	246	115	—	361

Investment in Affiliates:
European Gold Refineries	13	—	—	13
AGR Matthey Joint Venture	12	—	—	12

	25	—	—	25

	$271	$115	$—	$386

(4)	INVENTORIES

	At June 30, 2005	At December 31, 2004
In-process	$67	$61
Concentrate	3	3
Precious metals	9	6
Materials, supplies and other	203	179

	$282	$249

(5)	STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2005	At December 31, 2004
Current:
Stockpiles	$125	$110
Ore on leach pads	142	120

	$267	$230

Long-term:
Stockpiles	$384	$394
Ore on leach pads	140	131

	$524	$525

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(6)	DEBT

	At June 30, 2005		At December 31, 2004
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$19	$256	$13	$274
5 7/8% notes, net of discount	—	597	—	—
8 3/8% debentures, net of discount	50	—	50	—
8 5/8%debentures, net of discount	—	222	—	224
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	120	—	120
Newmont Australia 7 1/2% guaranteed notes, net of premium	20	—	20	—
Prepaid forward sales obligation	48	48	48	97
PTNNT project financing facility	87	522	87	566
PTNNT partner loan	48	—	53	—
Project financings, capital leases and other	15	30	15	35

	$287	$1,795	$286	$1,316

Scheduled minimum long-term debt repayments as of June 30, 2005 are $168 for the remainder of 2005, $169 in 2006, $166 in 2007, $234 in 2008, $116 in 2009 and $1,229 thereafter.

During March 2005, Newmont issued uncollateralized notes with a principal amount of $600 due April 2035 bearing an interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October.

During June 2005, 161,111 ounces were physically delivered in connection with the Prepaid forward sales obligation. The effect was a non-cash reduction in debt of $48.

(7)	EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Pension benefits:
Service cost	$3	$3	$7	$6
Interest cost	5	4	10	9
Expected return on plan assets	(4)	(3)	(8)	(7)
Amortization of prior service cost	—	—	—	—
Amortization of loss (gain)	2	1	3	2
Amortization of net asset	—	—	—	—

Net periodic cost	$6	$5	$12	$10

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other benefits:
Service cost	$2	$1	$3	$2
Interest cost	1	1	2	2
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of loss (gain)	—	—	—	—
Amortization of net asset	—	—	—	—

Net periodic cost	$3	$2	$5	$4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(8)	RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

At June 30, 2005 and December 31, 2004, $398 and $399, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2005 and December 31, 2004, $71 and $75, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for asset retirement obligations:

	Six Months Ended June 30,
	2005	2004
Balance at beginning of period	$474	$410
Consolidation of Batu Hijau	—	47
Disposition of Ovacik	(7)	—
Liabilities settled	(12)	(18)
Accretion expense	14	13

Balance at end of period	$469	$452

The current portions of Reclamation and remediation liabilities of $44 and $53 at June 30, 2005 and December 31, 2004, respectively, are included in Other current liabilities and deferred revenue.

(9)	SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

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

For the three months ended June 30, 2005 and 2004, losses of $1 and gains of $1, respectively, were included in Other income(expense), net for the ineffective portion of derivative instruments designated as cash flow hedges. For the six months ended June 30, 2005 and 2004, gains of $1 and $2, respectively, were included in Other income (expense), net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a loss of approximately $9. The maximum period over which hedged forecasted transactions are expected to occur is 6.5 years.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont had the following contracts at June 30, 2005:

	Expected Maturity Date or Transaction Date							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total/ Average	At June 30, 2005		At December 31, 2004
Gold Put Option Contracts
(U.S.$ Denominated):
Ounces (thousands)	108	100	20	—	—	—	228	$(6)		$(9)
Average price	$292	$338	$397	—	—	—	$321
Silver Forward Contracts
(U.S.$ Denominated):
Ounces (thousands)	600	50	—	—	—	—	650	$(1)		$(1)
Average price	$6.02	$6.50	—	—	—	—	$6.05
Copper Collar Contracts
(U.S.$ Denominated):
Pounds (millions)	281	375	84	—	—	—	740	$(77	)(1)	$(61	)(2)
Average cap price	$1.30	$1.37	$1.41	—	—	—	$1.35
Average floor price	$1.10	$1.10	$1.10	—	—	—	$1.10
Diesel Forward Purchase Contracts
(U.S.$ Denominated):
Barrels (thousands)	15	—	—	—	—	—	15	$—		$1
Average price	$27.03	—	—	—	—	—	$27.03
U.S.$/IDR Forward Purchase Contracts:
U.S.$ (millions)	41	32	—	—	—	—	73	$(3)		$—
Average rate (IDR/U.S.$)	9,454	9,831	—	—	—	—	9,618
Australian Dollar Zero-Cost Collar Contracts:
U.S.$ (millions)	$140	$135	—	—	—	—	$275	$2		$13
Average cap price (U.S.$ per A$1)	$0.80	$0.80	—	—	—	—	$0.80
Average floor price (U.S.$ per A$1)	$0.55	$0.55	—	—	—	—	$0.55

(1)	The fair value does not include amounts payable ($8) on derivative contracts that have been closed out in June 2005 with the net settlement due in July 2005.

(2)	The fair value does not include amounts payable ($7) on derivative contracts that have been closed out in December 2004 with the net settlement due and paid in January 2005.

Provisional Copper and Gold Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Copper
Revenue	$235	$185	$328	$208
Average price adjustment	9.9%	25.1%	10.5%	23.3%
Gold
Revenue	$14	$6	$17	$9
Average price adjustment	(1.1)%	0.8%	1.3%	2.3%

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 was recorded as deferred revenue and will be included in revenues as delivery occurs in 2005 through 2011. Newmont delivered 200,000 ounces in the six months ended June 30, 2005 at the capped price of $350 per ounce and recognized deferred revenue of $13 per ounce. As of June 30, 2005, the current portion of $4 has been reclassified to Other current liabilities and deferred revenue. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont had the following price-capped forward sales contracts outstanding at June 30, 2005:

	Expected Maturity Date or Transaction Date
Price-capped forward sales contracts:	2005	2006	2007	2008	2009	Thereafter	Total/ Average
(U.S.$ Denominated)
Ounces (thousands)	300	—	—	1,000	600	250	2,150
Average price	$350	$—	$—	$384	$381	$392	$379

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% notes and its $200 8 3/8% debentures. For the three months ended June 30, 2005 and 2004, these transactions resulted in a reduction in interest expense of $1 for each period. For the six months ended June 30, 2005 and 2004, these transactions resulted in a reduction in interest expense of $2 and $3, respectively. The fair value of the interest rate swaps accounted for as derivative assets was $7 at June 30, 2005 and $9 at December 31, 2004. Any change in fair value on these interest rate swaps going forward will be recorded in Other income (expense), net.

(10)	INCOME PER COMMON SHARE

The weighted average number of common shares outstanding used to compute basic and diluted net income per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic	446	443	446	443
Effect of employee stock-based awards	3	3	3	3

Diluted	449	446	449	446

Options to purchase 4 million and 3 million shares of common stock at average exercise prices of $47.66 and $48.19 were outstanding as of June 30, 2005 and 2004, respectively, but were not included in the computation of diluted weighted average number of common shares because the option price was greater than the average market price of the common shares.

(11)	COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$50	$37	$134	$124
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable equity securities	25	12	70	7
Foreign currency translation adjustments	(12)	(6)	(8)	(8)
Changes in fair value of cash flow hedge instruments	5	1	(14)	(2)

Comprehensive income	$68	$44	$182	$121

(12)	OTHER INCOME (EXPENSE), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Royalty and dividend income	$21	$15	$39	$28
Interest income	13	5	24	9
Gain (loss) on sale of assets, net	4	(2)	36	7
Gain (loss) on investments, net	—	(39)	6	(39)
Other	5	2	6	(1)

	$43	$(19)	$111	$4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Royalty and dividend income increased in the three and six month periods due to higher gold, oil and gas prices and as a result of distributions received from the Company’s investment in Canadian Oil Sands Trust, which was acquired during the second and third quarters of 2004.

Interest income increased in the three and six month periods due to increased funds available for investment and higher investment yields.

On March 31, 2005, the Minera El Bermejal S. de R.L. de C.V. joint venture, 44% owned by Newmont and 56% owned by Industrias Penoles S.A. de C.V., completed the sale of its interest in the Mezcala Gold Deposit for cash proceeds of $70 (Newmont’s share $31). The Company recorded a pre-tax gain of $31.

The loss on investments during 2004 was attributable to a $39 impairment of Newmont’s in Kinross for an other-than-temporary decline in value in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.”

(13)	DISCONTINUED OPERATIONS

During June 2005, Newmont announced the pending sale of its Golden Grove copper-zinc operation in Western Australia to Oxiana Limited for proceeds including cash of A$190 and 81.5 million Oxiana shares. The sale was completed on July 26, 2005.

Newmont accounted for the imminent disposition in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. At June 30, 2005, the carrying value of Golden Grove was reduced to its estimated fair value based upon the pending sale. A pre-tax impairment loss of $39 was recognized for the three and six months ended June 30, 2005. Any adjustment to the fair value ultimately realized will be recorded in the third quarter of 2005.

The Company has reclassified the balance sheet amounts and the income statement results from the historical presentation to assets and liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to loss from discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

The following table details selected financial information for Golden Grove included in the loss from discontinued operations in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales–base metals, net	$29	$27	$37	$43

Loss from operations	$(7)	$(5)	$(5)	$(2)
Loss on impairment	(39)	—	(39)	—

Pre-tax loss	(46)	(5)	(44)	(2)
Income tax benefit	12	1	12	2

Loss from discontinued operations	$(34)	$(4)	$(32)	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

The major classes of assets and liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	At June 30, 2005	At December 31, 2004
Assets:
Accounts receivable	$3	$3
Inventories	21	15
Stockpiles and ore on leach pads	1	2
Property, plant and mine development	199	196
Goodwill	—	32
Other assets	2	3

Total assets of operations held for sale	$226	$251

Liabilities:
Accounts payable	$7	$7
Reclamation and remediation	11	11
Other liabilities	16	28

Total liabilities of operations held for sale	$34	$46

(14)	OVACIK

On March 1, 2005, Newmont sold the Ovacik mine, located in western Turkey, to a subsidiary of Koza Davetiye, a listed Turkish conglomerate. Consideration for the mine included $20 paid at closing and various contingent payments that could total up to an additional $24.5 if all conditions precedent are met. Contingent payments received and any associated gains will be recognized on a cash basis, as and when received.

During the three and six months ended June 30, 2004, Newmont recorded a $16 Write-down of long-lived assets related to the Ovacik mine.

(15)	CONSOLIDATION OF BATU HIJAU

Upon consolidation of Batu Hijau, effective January 1, 2004, in accordance with FASB Interpretation No. 46R, certain adjustments were recorded to the opening balance sheet of Batu Hijau to conform to Newmont’s accounting policies. These adjustments were recorded to change from units-of-production depreciation of processing plant and mining facilities to straight-line depreciation of such facilities and to change from allocating costs to stockpile inventories based on mining costs per ton to allocating costs based on recoverable pounds of copper equivalent contained in the various categories of stockpiles. The impact of these adjustments were charges of $15 and $32, respectively, which have been recorded in Cumulative effect of a change in accounting principle in the 2004 Condensed Consolidated Statement of Income, net of income tax expense and minority interest.

(16)	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2005	2004
Non-cash extinguishment of infrastructure bonds	$—	$124
Non-cash settlement of prepaid forward sales obligation	$48	$—
Interest paid, net of amounts capitalized	$39	$51
Income taxes paid	$140	$162

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(17)	SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

	Three Months Ended June 30, 2005
	Nevada	Other North America	Yanacocha	Other South America	Australia/New Zealand	Batu Hijau	Other Indonesia
Sales, net:
Gold	$256	$35	$309	$3	$168	$74	$—
Base Metals	$—	$—	$—	$—	$—	$164	$—
Cost applicable to sales:
Gold	$191	$23	$112	$2	$128	$26	$—
Base Metals	$—	$—	$—	$—	$—	$69	$—
Depreciation, depletion and amortization:
Gold	$30	$7	$51	$1	$28	$9	$—
Base Metals	$—	$—	$—	$—	$—	$20	$—
Other	$—	$—	$—	$—	$1	$—	$—
Exploration	$4	$2	$2	$—	$6	$—	$—
Advanced projects, research and development	$—	$1	$—	$—	$—	$—	$1
Interest expense, net	$—	$—	$—	$—	$—	$11	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$30	$1	$143	$—	$12	$106	$(12)
Amortization of deferred (advanced) stripping, net	$(18)	$(1)	$—	$—	$1	$6	$—
Capital expenditures	$128	$3	$60	$8	$25	$6	$—

	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$13	$—	$—	$—	$(16)	$842
Base Metals	$—	$—	$—	$—	$—	$164
Cost applicable to sales:
Gold	$7	$—	$—	$—	$—	$489
Base Metals	$—	$—	$—	$1	$—	$70
Depreciation, depletion and amortization:
Gold	$2	$—	$—	$—	$—	$128
Base Metals	$—	$—	$—	$—	$—	$20
Other	$—	$—	$—	$4	$5	$10
Exploration	$—	$2	$23	$—	$—	$39
Advanced projects, research and development	$—	$4	$—	$3	$5	$14
Interest expense, net	$—	$—	$—	$—	$20	$31
Pre-tax income (loss) before minority interest and equity income of affiliates	$3	$(7)	$(22)	$7	$(61)	$200
Amortization of deferred (advanced) stripping, net	$—	$—	$—	$—	$—	$(12)
Capital expenditures	$—	$63	$—	$1	$10	$304

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2004
	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau	Other Indonesia
Sales, net:
Gold	$228	$28	$246	$2	$160	$75	$10
Base Metals	$—	$—	$—	$—	$—	$175	$—
Cost applicable to sales:
Gold	$162	$21	$96	$5	$122	$26	$7
Base Metals	$—	$—	$—	$—	$—	$71	$—
Depreciation, depletion and amortization:
Gold	$32	$6	$48	$1	$28	$8	$—
Base Metals	$—	$—	$—	$—	$—	$22	$—
Other	$—	$—	$—	$—	$—	$—	$—
Exploration	$6	$—	$—	$—	$4	$—	$—
Advanced projects, research and development	$—	$—	$5	$—	$—	$—	$2
Interest expense, net	$—	$—	$1	$—	$—	$11	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$28	$2	$95	$(3)	$—	$111	$1
Amortization of deferred (advanced) stripping, net	$(20)	$—	$—	$—	$2	$17	$—
Capital expenditures	$39	$2	$89	$—	$17	$6	$—

	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$55	$—	$—	$—	$3	$807
Base Metals	$—	$—	$—	$—	$—	$175
Cost applicable to sales:
Gold	$24	$—	$—	$—	$—	$463
Base Metals	$—	$—	$—	$—	$1	$72
Depreciation, depletion and amortization:
Gold	$12	$—	$—	$—	$—	$135
Base Metals	$—	$—	$—	$—	$—	$22
Other	$—	$—	$—	$6	$2	$8
Exploration	$—	$—	$19	$—	$—	$29
Advanced projects, research and development	$—	$4	$—	$1	$6	$18
Interest expense, net	$—	$—	$—	$—	$13	$25
Pre-tax income (loss) before minority interest and equity income of affiliates	$2	$(8)	$(21)	$(36)	$(36)	$135
Amortization of deferred (advanced) stripping, net	$—	$—	$—	$—	$—	$(1)
Capital expenditures	$7	$12	$—	$1	$6	$180

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2005
	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau	Other Indonesia
Sales, net:
Gold	$506	$67	$638	$6	$356	$106	$—
Base Metals	$—	$—	$—	$—	$—	$273	$—
Cost applicable to sales:
Gold	$373	$48	$223	$4	$262	$42	$—
Base Metals	$—	$—	$—	$—	$—	$140	$—
Depreciation, depletion and amortization:
Gold	$60	$14	$98	$1	$58	$14	$—
Base Metals	$—	$—	$—	$—	$—	$46	$—
Other	$—	$—	$—	$—	$2	$—	$—
Exploration	$9	$3	$3	$1	$9	$—	$—
Advanced projects, research and development	$—	$2	$—	$—	$—	$—	$3
Interest expense, net	$—	$—	$—	$—	$—	$21	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$57	$(1)	$313	$—	$26	$120	$(19)
Amortization of deferred (advanced) stripping, net	$(33)	$—	$—	$—	$4	$(17)	$—
Capital expenditures	$205	$5	$106	$15	$45	$28	$—
Total assets from continuing operations	$1,808	$130	$1,320	$47	$1,027	$2,065	$97

	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$27	$—	$—	$—	$(20)	$1,686
Base Metals	$—	$—	$—	$—	$—	$273
Cost applicable to sales:
Gold	$14	$—	$—	$—	$—	$966
Base Metals	$—	$—	$—	$1	$—	$141
Depreciation, depletion and amortization:
Gold	$4	$—	$—	$—	$—	$249
Base Metals	$—	$—	$—	$—	$—	$46
Other	$2	$1	$—	$12	$10	$27
Exploration	$—	$4	$37	$—	$—	$66
Advanced projects, research and development	$1	$7	$—	$9	$10	$32
Interest expense, net	$—	$—	$—	$—	$31	$52
Pre-tax income (loss) before minority interest and equity income of affiliates	$4	$(12)	$(36)	$47	$(111)	$388
Amortization of deferred (advanced) stripping, net	$—	$—	$—	$—	$—	$(46)
Capital expenditures	$1	$113	$—	$1	$16	$535
Total assets from continuing operations	$100	$489	$1,135	$2,620	$2,370	$13,208
Assets held for sale						226

Total assets						$13,434

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2004
	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau	Other Indonesia
Sales, net:
Gold	$498	$65	$572	$6	$385	$115	$21
Base Metals	$—	$—	$—	$—	$—	$341	$—
Cost applicable to sales:
Gold	$355	$42	$208	$7	$263	$39	$16
Base Metals	$—	$—	$—	$—	$—	$136	$—
Depreciation, depletion and amortization:
Gold	$67	$12	$102	$2	$66	$12	$3
Base Metals	$—	$—	$—	$—	$—	$43	$—
Other	$—	$—	$—	$—	$2	$—	$—
Exploration	$8	$—	$1	$—	$6	$—	$—
Advanced projects, research and development	$—	$—	$5	$1	$—	$—	$5
Interest expense, net	$—	$—	$1	$—	$—	$22	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$70	$10	$253	$(4)	$38	$205	$(1)
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$—	$(84)	$—
Amortization of deferred (advanced) stripping, net	$(40)	$—	$—	$—	$(3)	$27	$—
Capital expenditures	$68	$4	$134	$—	$53	$26	$—
Total assets from continuing operations	$1,502	$87	$1,123	$13	$1,210	$2,191	$104

	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$80	$—	$—	$—	$5	$1,747
Base Metals	$—	$—	$—	$—	$—	$341
Cost applicable to sales:
Gold	$34	$—	$—	$—	$—	$964
Base Metals	$—	$—	$—	$—	$—	$136
Depreciation, depletion and amortization:
Gold	$16	$—	$—	$—	$—	$280
Base Metals	$—	$—	$—	$—	$—	$43
Other	$—	$—	$1	$12	$4	$19
Exploration	$1	$—	$32	$—	$—	$48
Advanced projects, research and development	$1	$7	$—	$3	$12	$34
Interest expense, net	$—	$—	$—	$—	$27	$50
Pre-tax income (loss) before minority interest and equity income of affiliates	$11	$(11)	$(35)	$(28)	$(78)	$430
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$37	$(47)
Amortization of deferred (advanced) stripping, net	$(1)	$—	$—	$—	$—	$(17)
Capital expenditures	$13	$20	$—	$4	$14	$336
Total assets from continuing operations	$188	$255	$1,144	$2,142	$2,370	$12,329
Assets held for sale						279

Total assets						$12,608

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(18)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Newmont USA, a 100 percent owned subsidiary of Newmont Mining Corporation, has fully and unconditionally guaranteed the 5 7/8% notes and the revolving credit facilities of Newmont Mining Corporation. The following condensed consolidating financial information is provided for Newmont USA, as guarantor, and for Newmont Mining Corporation, as issuer, as an alternative to providing separate financial statements for the guarantor. The accounts of Newmont Mining Corporation and Newmont USA are presented using the equity method of accounting for investments in subsidiaries.

	Three Months Ended June 30, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$681	$161	$—	$842
Sales—base metals, net	—	164	—	—	164

	—	845	161	—	1,006

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	368	124	(3)	489
Base metals	—	70	—	—	70
Depreciation, depletion and amortization	—	126	32	—	158
Exploration	—	26	13	—	39
Advanced projects, research and development	—	5	9	—	14
General and administrative	—	32	(2)	2	32
Other	—	15	1	—	16

	—	642	177	(1)	818

Other income (expense)
Other income (expense), net	6	11	26	—	43
Interest income, foreign currency exchange and other income—intercompany	30	12	(1)	(41)	—
Interest expense—intercompany	(2)	—	(39)	41	—
Interest expense, net	(11)	(17)	(3)	—	(31)

	23	6	(17)	—	12

Income from continuing operations before taxes, minority interest and equity income of affiliates	23	209	(33)	1	200
Income tax (expense) benefit	7	(74)	26	—	(41)
Minority interest in income of subsidiaries	—	(76)	7	(5)	(74)
Equity income (loss) of affiliates	20	—	10	(31)	(1)

Income from continuing operations	50	59	10	(35)	84
Loss from discontinued operations	—	—	(34)	—	(34)

Net income	$50	$59	$(24)	$(35)	$50

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2004
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$626	$181	$—	$807
Sales—base metals, net	—	175	—	—	175

	—	801	181	—	982

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	336	130	(3)	463
Base metals	—	72	—	—	72
Depreciation, depletion and amortization	—	124	41	—	165
Exploration	—	20	9	—	29
Advanced projects, research and development	—	10	8	—	18
General and administrative	—	22	6	3	31
Write-down of long-lived assets	—	—	16	—	16
Other	—	1	8	—	9

	—	585	218	—	803

Other income (expense)
Other income (expense), net	—	(13)	(6)	—	(19)
Interest income, foreign currency exchange and other income (loss)—intercompany	23	(11)	—	(12)	—
Interest expense—intercompany	21	—	(33)	12	—
Interest expense, net	(1)	(23)	(1)	—	(25)

	43	(47)	(40)	—	(44)

Income from continuing operations before taxes, minority interest and equity income of affiliates	43	169	(77)	—	135
Income tax expense	(15)	(122)	105	—	(32)
Minority interest in income of subsidiaries	—	(62)	(1)	2	(61)
Equity income (loss) of affiliates	9	—	(1)	(9)	(1)

Income from continuing operations	37	(15)	26	(7)	41
Loss from discontinued operations	—	—	(4)	—	(4)

Net income	$37	$(15)	$22	$(7)	$37

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$1,348	$338	$—	$1,686
Sales—base metals, net	—	273	—	—	273

	—	1,621	338	—	1,959

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	720	252	(6)	966
Base metals	—	140	1	—	141
Depreciation, depletion and amortization	—	252	70	—	322
Exploration	—	44	22	—	66
Advanced projects, research and development	—	11	21	—	32
General and administrative	—	57	1	5	63
Write-down of long-lived assets	—	—	2	—	2
Other	—	29	9	—	38

	—	1,253	378	(1)	1,630

Other income (expense)
Other income (expense), net	5	58	48	—	111
Interest income, foreign currency exchange and other income—intercompany	61	21	1	(83)	—
Interest expense—intercompany	(4)	—	(79)	83	—
Interest expense, net	(11)	(35)	(6)	—	(52)

	51	44	(36)	—	59

Income from continuing operations before taxes, minority interest and equity income of affiliates	51	412	(76)	1	388
Income tax (expense) benefit	7	(149)	50	—	(92)
Minority interest in income of subsidiaries	—	(135)	2	—	(133)
Equity income of affiliates	76	—	30	(103)	3

Income from continuing operations	134	128	6	(102)	166
Loss from discontinued operations	—	—	(32)	—	(32)

Net income	$134	$128	$(26)	$(102)	$134

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2004
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$1,353	$394	$—	$1,747
Sales—base metals, net	—	341	—	—	341

	—	1,694	394	—	2,088

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	700	270	(6)	964
Base metals	—	136	—	—	136
Depreciation, depletion and amortization	—	257	85	—	342
Exploration	—	32	16	—	48
Advanced projects, research and development	—	19	15	—	34
General and administrative	—	43	9	6	58
Write-down of long-lived assets	—	—	16	—	16
Other	—	5	9	—	14

	—	1,192	420	—	1,612

Other income (expense)
Other income (expense), net	(1)	1	4	—	4
Interest income, foreign currency exchange and other income (loss)—intercompany	46	(22)	—	(24)	—
Interest expense—intercompany	45	—	(69)	24	—
Interest expense, net	(1)	(45)	(4)	—	(50)

	89	(66)	(69)	—	(46)

Income from continuing operations before taxes, minority interest and equity income of affiliates	89	436	(95)	—	430
Income tax expense	(31)	(187)	98	—	(120)
Minority interest in income of subsidiaries	—	(142)	(1)	3	(140)
Equity income of affiliates	66	—	16	(81)	1

Income from continuing operations	124	107	18	(78)	171
Loss from discontinued operations	—	—	—	—	—
Cumulative effect of a change in accounting principle	—	(47)	—	—	(47)

Net income	$124	$60	$18	$(78)	$124

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2005
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$677	$63	$—	$741
Marketable securities and other short-term investments	—	965	133	—	1,098
Trade receivables	—	121	3	—	124
Accounts receivable	1,792	423	407	(2,453)	169
Inventories	—	241	41	—	282
Stockpiles and ore on leach pads	—	238	29	—	267
Other current assets	3	228	26	—	257

Current assets	1,796	2,893	702	(2,453)	2,938
Property, plant and mine development, net	(6)	3,900	1,450	—	5,344
Investments	—	1	538	—	539
Investments in subsidiaries	4,901	1	4,047	(8,949)	—
Long-term stockpiles and ore on leach pads	—	490	34	—	524
Deferred income tax assets	14	445	119	—	578
Other long-term assets	1,594	901	320	(2,522)	293
Goodwill	—	41	2,951	—	2,992
Assets held for sale	—	—	226	—	226

Total assets	$8,299	$8,672	$10,387	$(13,924)	$13,434

Liabilities
Current portion of long-term debt	$—	$266	$21	$—	$287
Accounts payable	50	2,024	582	(2,452)	204
Employee related benefits	—	76	24	—	100
Other current liabilities and deferred revenue	43	289	138	(1)	469

Current liabilities	93	2,655	765	(2,453)	1,060
Long-term debt	597	1,073	125	—	1,795
Reclamation and remediation liabilities	—	301	124	—	425
Employee-related benefits	—	236	21	—	257
Deferred income tax liabilities	42	247	213	—	502
Other long-term liabilities and deferred revenue	248	222	2,433	(2,432)	471
Liabilities of operations held for sale	—	—	34	—	34

Total liabilities	980	4,734	3,715	(4,885)	4,544

Minority interest in subsidiaries	—	878	319	(358)	839

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	660	—	—	—	660
Additional paid-in capital	5,810	2,219	5,047	(6,535)	6,541
Accumulated other comprehensive income (loss)	195	(65)	113	(48)	195
Retained earnings	654	906	1,132	(2,037)	655

Total stockholders’ equity	7,319	3,060	6,353	(8,681)	8,051

Total liabilities and stockholders’ equity	$8,299	$8,672	$10,387	$(13,924)	$13,434

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2004
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$690	$90	$—	$781
Marketable securities and other short-term investments	—	790	153	—	943
Trade receivables	—	73	4	—	77
Accounts receivable	1,262	449	455	(2,036)	130
Inventories	—	213	36	—	249
Stockpiles and ore on leach pads	—	201	29	—	230
Other current assets	4	248	36	—	288

Current assets	1,267	2,664	803	(2,036)	2,698
Property, plant and mine development, net	(3)	3,786	1,382	—	5,165
Investments	—	1	385	—	386
Investments in subsidiaries	4,574	1	3,582	(8,157)	—
Long-term stockpiles and ore on leach pads	—	482	43	—	525
Deferred income tax assets	7	425	60	—	492
Other long-term assets	1,767	732	104	(2,338)	265
Goodwill	—	41	2,953	—	2,994
Assets held for sale	—	—	251	—	251

Total assets	$7,612	$8,132	$9,563	$(12,531)	$12,776

Liabilities
Current portion of long-term debt	$—	$265	$21	$—	$286
Accounts payable	44	1,560	656	(2,036)	224
Employee related benefits	—	107	23	—	130
Other current liabilities and deferred revenue	28	287	128	3	446

Current liabilities	72	2,219	828	(2,033)	1,086
Long-term debt	—	1,191	125	—	1,316
Reclamation and remediation liabilities	—	294	127	—	421
Employee-related benefits	—	224	21	—	245
Deferred income tax liabilities	52	224	159	25	460
Other long-term liabilities and deferred revenue	247	235	2,510	(2,503)	489
Liabilities of operations held for sale	—	—	46	—	46

Total liabilities	371	4,387	3,816	(4,511)	4,063

Minority interest in subsidiaries	—	811	323	(359)	775

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	656	—	—	—	656
Additional paid-in capital	5,836	2,218	4,847	(6,377)	6,524
Accumulated other comprehensive income (loss)	147	(65)	38	27	147
Retained earnings	602	781	478	(1,250)	611

Total stockholders’ equity	7,241	2,934	5,424	(7,661)	7,938

Total liabilities and stockholders’ equity	$7,612	$8,132	$9,563	$(12,531)	$12,776

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2005
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income	$134	$128	$(26)	$(102)	$134
Adjustments to reconcile net income to net cash provided by operating activities	(94)	386	3	102	397
Change in operating assets and liabilities	3	(210)	(5)	—	(212)

Net cash provided from operating activities	43	304	(28)	—	319

Net cash from discontinued operations	—	—	5	—	5

Net cash from operations	43	304	(23)	—	324

Investing activities:
Additions to property, plant and mine development	—	(379)	(156)	—	(535)
Additions to property, plant and mine development of discontinued operations	—	—	(21)	—	(21)
Investment in marketable debt and equity securities	—	(1,990)	(52)	—	(2,042)
Proceeds from sale of marketable debt and equity securities	—	1,814	10		1,824
Investments in affiliates	(49)	—	—	49	—
Proceeds from sale of assets	—	5	55	—	60

Net cash (used in) provided by investing activities	(49)	(550)	(164)	49	(714)

Financing activities:
Net borrowings	86	306	122	—	514
Dividends paid to common stockholders	(86)	—	(3)	—	(89)
Dividends paid to minority interests	—	(71)	—	—	(71)
Common stock issued for compensation plans and other	6	—	42	(49)	(1)

Net cash provided by (used in) financing activities	6	235	161	(49)	353

Effect of exchange rate changes on cash	—	(2)	(1)	—	(3)

Net change in cash and cash equivalents	—	(13)	(27)	—	(40)
Cash and cash equivalents at beginning of period	1	690	90	—	781

Cash and cash equivalents at end of period	$1	$677	$63	$—	$741

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2004
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income	$124	$60	$18	$(78)	$124
Adjustments to reconcile net income to net cash provided by operating activities	(68)	575	24	78	609
Change in operating assets and liabilities	26	(195)	57	—	(112)

Net cash provided from operating activities	82	440	99	—	621

Net cash provided from discontinued operations	—	—	12	—	12

Net cash from operations	82	440	111	—	633

Investing activities:
Additions to property, plant and mine development	—	(253)	(83)	—	(336)
Additions to property, plant and mind development of discontinued operations	—	—	(17)	—	(17)
Investment in marketable debt and equity securities	(40)	(976)	(54)	—	(1,070)
Proceeds from sale of marketable debt and equity securities	—	422	—	—	422
Cash recorded upon consolidation of Batu Hijau	—	82	—	—	82
Proceeds from sale of assets	—	10	2	—	12

Net cash used in investing activities	(40)	(715)	(152)	—	(907)

Financing activities:
Net borrowings	(18)	(88)	67	—	(39)
Dividends paid to common stockholders	(50)	—	(5)	—	(55)
Dividends paid to minority interests	—	(66)	—	—	(66)
Common stock issued for compensation plans and other	26	18	1	—	45

Net cash (used in) provided by financing activities	(42)	(136)	63	—	(115)

Effect of exchange rate changes on cash	—	—	(5)	—	(5)

Net change in cash and cash equivalents	—	(411)	17	—	(394)
Cash and cash equivalents at beginning of period	—	1,028	102	—	1,130

Cash and cash equivalents at end of period	$—	$617	$119	$—	$736

(19)	COMMITMENTS AND CONTINGENCIES

General

The Company follows SFAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss may be incurred.

Operating Segments

The Company’s operating segments are identified in Note 17. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 19 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Indonesia reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited and the Newmont Australia Limited matters relate to the Australia/New Zealand reportable segment.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2005 and December 31, 2004, $398 and $399, respectively, were accrued for reclamation costs relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” See Note 8.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $71 and $75 were accrued for such obligations at June 30, 2005 and December 31, 2004, respectively. These amounts are included in Other current liabilities and deferred revenue and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 81% greater or 36% lower than the amount accrued at June 30, 2005. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Costs and expenses, Other in the period estimates are revised.

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

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In March 2003, the EPA notified Dawn and Newmont that it had thus far expended $12 on the remedial investigation/feasibility study under CERCLA.

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

Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property is substantially complete. If the remediation does not achieve specific

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and Newmont obtained a $6 reclamation bond to secure their potential obligations under the consent decree. In addition, Idarado settled natural resources damages and past and future response costs, and agreed to habitat enhancement work under the consent decree. All of this work is substantially complete.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

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

Gray Eagle Mine Site. By letter dated September 3, 2002, the EPA notified Newmont that the EPA had expended $3 in response costs to address environmental conditions associated with a historic tailings pile located at the Grey Eagle Mine site near Happy Camp, California, and requested that Newmont pay those costs. The EPA has identified four potentially responsible parties, including Newmont. Newmont does not believe it has any liability for environmental conditions at the Grey Eagle Mine site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

PT Newmont Minahasa Raya (“PTNMR”)—80% Newmont Owned

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay.

A civil lawsuit against PTNMR, which was filed by three residents of Buyat Pante, a village located near the Minahasa mine, was settled without payment to the plaintiffs in December 2004. In addition, on March 9, 2005, the Indonesian Ministry of the Environment filed a civil lawsuit against PTNMR and its President Director in relation to these allegations, seeking in excess of $100 in monetary damages. No substantive proceedings have taken place in this lawsuit.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

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

Other Legal Matters

Minera Yanacocha—51.35% Newmont Owned

Choropampa. In June 2000, a transport contractor of Yanacocha spilled approximately 151 kilograms of elemental mercury near the town of Choropampa, Peru, which is located 53 miles (85 kilometers) southwest of the Yanacocha mine. Elemental mercury is a by-product of gold mining and was sold to a Lima firm for use in medical instruments and industrial applications. A comprehensive health and environmental remediation program was undertaken by Yanacocha in response to the incident. In August 2000, Yanacocha paid under protest a fine of 1,740,000 Peruvian soles (approximately $0.5) to the Peruvian government. Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. In addition, it has entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident. As a result of this incident, Yanacocha has incurred approximately $19 of expenditures. Yanacocha cannot predict the likelihood of additional expenditures related to this matter.

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

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in two of the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits previously have entered into settlement agreements with Yanacocha. In December 2003, the Superior Court in Cajamarca granted a resolution upholding the validity of certain challenged settlement agreements. This ruling has been affirmed by the Peruvian Supreme Court.

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

Newmont Australia Limited (“Normandy”)—100% Newmont Owned

In February 1999, Normandy Mining Limited (now known as Newmont Australia Limited) sold certain subsidiary companies in a transaction that resulted in net cash proceeds of A$663. The sale did not give rise to any tax liability to Normandy because of the tax basis that Normandy had in the shares of the subsidiaries and the capital losses available to offset the net gain realized on the sale. This transaction is currently the subject of a review by the Australian Taxation Office (“ATO”). The ATO has sought documents from Newmont Australia Limited, the buyer of the subsidiaries and other parties. In December 2003, the ATO issued two draft position papers with respect to its current view of certain proposed tax adjustments required for two of Newmont Australia Limited’s wholly-owned

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Australian subsidiaries that participated in the transaction. The Company continues to believe that Normandy’s tax treatment was in accordance with the provisions of the relevant tax laws and intends to vigorously defend its position. Newmont Australia Limited cannot reasonably predict what future action the ATO may take in relation to this matter.

Newmont Mining Corporation

On June 8, 2005, UFCW Local 880 – Retail Food Employers Joint Pension Fund filed a putative class action in the federal district court in Colorado purportedly on behalf of purchasers of Newmont Mining Corporation (“Newmont”) publicly traded securities between July 28, 2004 and April 26, 2005. The action names Newmont, Wayne W. Murdy, Pierre Lassonde and Bruce D. Hansen as defendants. Substantially similar purported class actions were filed in the same court on June 15, 2005 by John S. Chapman and on June 20, 2005 by Zoe Myerson. Each of these complaints alleges, among other things, that Newmont and the individual defendants violated certain antifraud provisions of the federal securities laws by failing to disclose alleged operating deficiencies. The complaints seek unspecified monetary damages and other relief.

On June 14, 2005, June 30, 2005 and July 1, 2005, purported derivative actions were filed, on behalf of Newmont, by Doris Staehr, Frank J. Donio and Jack G. Blaz, respectively, in the federal district court in Colorado against certain of Newmont’s current and former directors and officers. Each action alleges that certain of these defendants breached their fiduciary duties by engaging in insider trading and misappropriation of information, and that all defendants breached their fiduciary duties and engaged in conduct that constituted abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with, among other things, failing to disclose alleged operating deficiencies and failing to prevent alleged violations of environmental laws in Indonesia. The plaintiffs seek, on behalf of Newmont, among other remedies, all damages sustained by the Company as a result of the allegedly improper conduct.

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

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. As of June 30, 2005 and December 31, 2004, the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $306, classified in Other long-term liabilities and deferred revenue. This amount represents what the Company believes will be the probable outcome of such disputes for all tax years for which additional income taxes can be assessed.

Other Commitments and Contingencies

In a 1993 asset exchange, a wholly-owned subsidiary transferred a coal lease under which the subsidiary had collected advance royalty payments totaling $484. From 1994 to 2018, remaining advance payments under the lease to the transferee total $390. In the event of title failure as stated in the lease, this subsidiary has a primary obligation to refund previously collected payments and has a secondary obligation to refund any of the $390 collected by the transferee, if the transferee fails to meet its refund obligation. The subsidiary has title insurance on the leased coal deposits of $240 covering the secondary obligation. The Company and the subsidiary regard the circumstances entitling the lessee to a refund as remote.

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are nil for 2005 and 2006, $5 for 2007 and $10 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2005 and December 31, 2004, there were $370 and $357, respectively, of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 11 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the three months ended June 30, 2005 was 6.6. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, minority interest and equity income (loss) of affiliates, divided by interest expense, net. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest.

(21)	SUBSEQUENT EVENTS

Revolving Credit Facility

Effective July 28, 2005, the Company renegotiated the terms of its uncollateralized $1.25 billion revolving facility extending the maturity date one year to July 2010.

Golden Grove Sale

The sale of Golden Grove was completed on July 26, 2005 (see Note 13).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Akyem Project

On July 27, 2005, Newmont announced plans to proceed with the development of the Akyem project, located in the Eastern Region of Ghana. Newmont has an 85% interest in the Akyem project, which at December 31, 2004 had 5.4 million equity ounces of reserves.

The estimated costs of development are approximately $500, with gold production expected to commence in the second half of 2008. The project is expected to generate steady-state annual consolidated gold sales of approximately 400,000 ounces.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions, except per share, per ounce and per pound amounts)

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

This item should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this quarterly report.

Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$1,006	$982	$1,959	$2,088
Income from continuing operations	$84	$41	$166	$171
Net income	$50	$37	$134	$124

Net income per common share, basic and diluted
Income from continuing operations	$0.19	$0.09	$0.37	$0.39
Net income	$0.11	$0.08	$0.30	$0.28

Consolidated gold ounces sold (thousands)	2,009	2,053	4,003	4,336
Consolidated copper pounds sold (millions)	154	190	254	321

Average price received(1)
Gold (per ounce)	$421	$395	$423	$404
Copper (per pound)	$1.31	$1.06	$1.32	$1.24

(1)	Before treatment and refining charges.

Consolidated Financial Results

Newmont’s income from continuing operations for the three and six month periods ended June 30, 2005 was $84, or $0.19 per share, and $166, or $0.37 per share, respectively. Income from continuing operations more than doubled in the second quarter of 2005 and decreased 3% in the six month period, as compared to the corresponding periods in 2004. Results for the second quarter and first half of 2005 compared to 2004 were favorably impacted by higher realized gold and copper prices and increased royalty, dividend and interest income, partially offset by higher diesel and commodity costs and fewer gold ounces and copper pounds sold. Net income was negatively impacted by the Loss from discontinued operations of $34 and $32 for the three and six month periods of 2005, respectively, primarily resulting from the write-down of long-lived assets at the Golden Grove mine in Australia (see Note 13 to the Condensed Consolidated Financial Statements). The 2004 three and six month periods included a $16 after-tax write-down of long-lived assets at the Ovacik mine in Turkey and a $32 after-tax charge for an other-than-temporary decline in the value of the Company’s investment in Kinross Gold Corporation. Newmont also recorded charges for the Cumulative effect of a change in accounting principle of $47 during the first quarter of 2004 upon consolidating the Batu Hijau mine to conform Batu Hijau’s accounting policies to Newmont’s accounting policies (see Note 15 to the Condensed Consolidated Financial Statements).

Gold sales for the three months ended June 30, 2005 increased $35, or 4%, compared to the corresponding period in 2004 as higher realized prices more than offset lower ounces sold. Gold sales for the six months ended June 30, 2005 decreased $61, or 3%, compared to the same period in 2004 as lower ounces sold more than offset higher realized prices. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consolidated gold sales:
Gross	$846	$810	$1,693	$1,750
Less: Treatment and refining charges	(4)	(3)	(7)	(3)

Net	$842	$807	$1,686	$1,747

Consolidated gold ounces sold (thousands)	2,009	2,053	4,003	4,336
Average price realized per ounce – gross	$421	$395	$423	$404
Average price realized per ounce – net	$419	$393	$421	$403

The change in consolidated gold sales is due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005 vs. 2004	2005 vs. 2004
Change in consolidated ounces sold	$(17)	$(133)
Change in average realized gold price	53	76
Change in treatment and refining charges	(1)	(4)

	$35	$(61)

Copper sales for the three and six month periods ended June 30, 2005 decreased $11, or 6%, and $68, or 20%, respectively, as compared with the corresponding periods in 2004 as lower sales volumes and higher treatment and refining charges were only partially offset by higher prices. See also Item 3 regarding Copper Collar contracts. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consolidated copper sales:
Gross	$202	$201	$335	$398
Less: Treatment and refining charges	(38)	(26)	(62)	(57)

Net	$164	$175	$273	$341

Consolidated copper pounds sold (millions)	154	190	254	321
Average price realized per pound – gross	$1.31	$1.06	$1.32	$1.24
Average price realized per pound – net	$1.06	$0.92	$1.07	$1.06

The change in consolidated copper sales is due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005 vs. 2004	2005 vs. 2004
Change in consolidated pounds sold	$(38)	$(83)
Change in average realized copper price	39	20
Change in treatment and refining charges	(12)	(5)

	$(11)	$(68)

Costs applicable to sales increased $24, or 4%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 while the six months ended June 30, 2005 approximated the six months ended June 30, 2004, as detailed in the table below. The increase in the second quarter of 2005 is primarily due to increased diesel and other commodity prices and increased labor costs. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales by operation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
North America:
Nevada, USA	$191	$162	$373	$355
Golden Giant, Canada	12	11	24	24
Holloway, Canada	8	7	17	13
La Herradura, Mexico	3	3	7	5

	214	183	421	397

South America:
Yanacocha, Peru	112	96	223	208
Kori Kollo, Bolivia	2	5	4	7

	114	101	227	215

Australia/New Zealand:
Pajingo, Australia	14	15	30	29
Yandal, Australia	31	25	61	59
Tanami, Australia	44	44	87	94
Kalgoorlie, Australia	32	32	70	69
Martha, New Zealand	7	6	14	12

	128	122	262	263

Indonesia:
Batu Hijau
Gold	26	26	42	39
Copper	69	71	140	136
Minahasa	—	7	—	16

	95	104	182	191

Central Asia:
Zarafshan, Uzbekistan	7	10	14	19
Ovacik, Turkey	—	14	—	15

	7	24	14	34

Other	1	1	1	—

	$559	$535	$1,107	$1,100

Deferred stripping. In general, mining costs are allocated to production costs, stockpiles, ore on leach pads and inventories, and are charged to Costs applicable to sales when gold or copper is sold. However, at certain open pit mines that have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grade and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there might be greater volatility in the Company’s period-to-period results of operations. See Recent Accounting Pronouncements, below, for discussion of changes to future accounting for waste removal costs.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows:

	Three Months Ended June 30,
	Nevada(4)		La Herradura(5)		Tanami(6)		Kalgoorlie(7)
	2005	2004	2005	2004	2005	2004	2005	2004
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
Stripping ratio(1)	126.6	126.5	146.9	149.1	N/A	82.3	100.1	110.9
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.046	0.051	0.034	0.034	N/A	0.160	0.061	0.061
Actuals for Year
Stripping ratio(1)	193.2	249.8	190.5	138.6	N/A	56.6	107.1	111.4
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.043	0.048	0.027	0.027	N/A	0.140	0.065	0.060
Remaining Mine Life (years)(3)	16	11	4	4	N/A	1	13	14

	Three Months Ended June 30,
	Martha(8)		Ovacik(9)		Batu Hijau(10)
	2005	2004	2005	2004	2005	2004
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
Stripping ratio(1)	18.8	26.1	N/A	40.2	0.20	0.21
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.114	0.107	N/A	0.385	4.93	4.74
Actuals for Year
Stripping ratio(1)	11.5	37.9	N/A	53.2	0.17	0.15
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.171	0.099	N/A	0.300	5.76	6.80
Remaining Mine Life (years)(3)	2	3	N/A	1	13	14

	Six Months Ended June 30,
	Nevada(4)		La Herradura(5)		Tanami(6)		Kalgoorlie(7)
	2005	2004	2005	2004	2005	2004	2005	2004
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
Stripping ratio(1)	126.6	126.5	146.9	149.1	N/A	82.3	100.1	110.9
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.046	0.051	0.034	0.034	N/A	0.160	0.061	0.061
Actuals for Year
Stripping ratio(1)	177.0	257.3	165.7	144.8	N/A	54.3	95.4	112.8
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.047	0.051	0.030	0.026	N/A	0.130	0.068	0.062
Remaining Mine Life (years)(3)	16	11	4	4	N/A	1	13	14

	Six Months Ended June 30,
	Martha(8)		Ovacik(9)		Batu Hijau(10)
	2005	2004	2005	2004	2005	2004
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
Stripping ratio(1)	18.8	26.1	N/A	40.2	0.20	0.21
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.114	0.107	N/A	0.385	4.93	4.74
Actuals for Year
Stripping ratio(1)	11.5	41.0	N/A	56.5	0.27	0.15
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.163	0.081	N/A	0.274	3.65	6.57
Remaining Mine Life (years)(3)	2	3	N/A	1	13	14

(1)	Total tons to be mined in future divided by total ounces of gold or total pounds of copper equivalent to be recovered in future, based on proven and probable reserves. Pounds of copper equivalent equate to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.

(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.

(3)	Remaining mine life (years) is as of January 1st of the year being presented and is based on the then current life-of-mine plan.

(4)	The actual stripping ratio for 2004 was higher due to increased waste removal from the Gold Quarry South Layback at Carlin.

(5)	La Herradura is included in the Company’s Other North America reportable segment.

(6)	The Tanami open pit was completed in 2004. Tanami is included in the Company’s Australia/New Zealand reportable segment.

(7)	The actual stripping ratio decreased in 2005, primarily a result of higher average ore grade. Kalgoorlie is included in the Company’s Australia/New Zealand reportable segment.

(8)	The life-of-mine stripping ratio decreased in 2005 based on an updated life-of-mine plan with higher average ore grade. The actual stripping ratio decreased in 2005 primarily due to the higher average ore grade and lower movement of waste tonnage. The average ore grade increased in 2005 as mining activity in 2004 was restricted to low grade areas. Martha is included in the Company’s Australia/New Zealand reportable segment.

(9)	Ovacik was sold in March 2005 and there was no mining activity in 2005. Ovacik is included in the Company’s Central Asia reportable segment.

(10)	The 2005 actual stripping ratio for the three months ended June 30 is significantly lower than the life-of-mine stripping ratio, primarily a result of the higher average ore grade. The 2005 stripping ratio for the six months ended June 30 is higher than the life-of-mine and prior year stripping ratios, primarily a result of the lower average ore grade. The average ore grade has been significantly impacted as two small pit wall failures in the first quarter of 2005 limited access to high-grade ore.

Depreciation, depletion and amortization (“DD&A”) decreased $7, or 4%, and $20 or 6%, for the three and six month periods ended June 30, 2005, respectively, as detailed in the table below. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below. Newmont expects 2005 DD&A to be between $670 and $700.

The following is a summary of Depreciation, depletion and amortization by operation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
North America:
Nevada, USA	$30	$32	$60	$67
Golden Giant, Canada	3	3	6	7
Holloway, Canada	3	2	6	3
La Herradura, Mexico	1	1	2	2

	37	38	74	79

South America:
Yanacocha, Peru	51	48	98	102
Kori Kollo, Bolivia	1	1	1	2

	52	49	99	104

Australia/New Zealand:
Pajingo, Australia	6	6	12	15
Yandal, Australia	6	4	12	17
Tanami, Australia	9	10	17	20
Kalgoorlie, Australia	3	4	8	7
Martha, New Zealand	4	4	9	7
Other, Australia	1	—	2	2

	29	28	60	68

Indonesia:
Batu Hijau
Gold	9	8	14	12
Copper	20	22	46	43
Minahasa	—	—	—	3

	29	30	60	58

Central Asia:
Zarafshan, Uzbekistan	2	3	4	6
Ovacik, Turkey	—	9	2	10

	2	12	6	16

Africa	—	—	1	—

Other:
Merchant Banking	4	6	12	12
Corporate and Other	5	2	10	5

	9	8	22	17

	$158	$165	$322	$342

Exploration increased $10, or 34%, and $18, or 38%, for the three and six month periods ended June 30, 2005, respectively. The 2005 increase over 2004 was primarily a result of increased spending in Canada, South America and Ghana. Newmont expects 2005 Exploration expense to be between $145 and $155.

Advanced projects, research and development decreased $4, or 22%, and $2, or 6%, for the three and six month periods ended June 30, 2005, respectively, which includes spending for the Akyem, Martabe and other projects. Newmont expects 2005 Advanced projects, research and development expenses to be between $60 and $70.

Other costs and expenses increased $7, or 78%, and $24, or 171%, for the three and six month periods ended June 30, 2005, respectively. The increase for the three month period is primarily due to legal and other costs incurred in regard to pollution allegations at Minahasa in Indonesia. The increase for the six month period primarily consists of costs incurred to stabilize material and repair damage to roads and utility lines for a waste dump slide in Nevada, legal and other costs incurred in regard to pollution allegations at Minahasa in Indonesia and a settlement loss related to senior management pension obligations.

Other income (expense) was $43 and $(19) for the second quarter of 2005 and 2004, respectively, and $111 and $4 for the first half of 2005 and 2004, respectively, and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Royalty and dividend income	$21	$15	$39	$28
Interest income	13	5	24	9
Gain (loss) on sale of assets, net	4	(2)	36	7
Gain (loss) on investments, net	—	(39)	6	(39)
Other	5	2	6	(1)

	$43	$(19)	$111	$4

Royalty and dividend income increased in the three and six month periods due to higher gold, oil and gas prices and as a result of distributions received from the Company’s investment in Canadian Oil Sands Trust, which was acquired during the second and third quarters of 2004.

Interest income increased in the three and six month periods due to increased funds available for investment and higher investment yields.

On March 31, 2005, the Minera El Bermejal S. de R.L. de C.V. joint venture, 44% owned by Newmont and 56% owned by Industrias Penoles S.A. de C.V., completed the sale of its interest in the Mezcala Gold Deposit for cash proceeds of $70 (Newmont’s share $31). The Company recorded a pre-tax gain of $31.

The loss on investments during 2004 was attributable to a $39 impairment of Newmont’s in Kinross for an other-than-temporary decline in value in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Interest expense, net of capitalized interest increased $6, or 24%, and $2, or 4%, for the three and six month periods ended June 30, 2005, respectively due to the issuance of the 5 7/8% notes in March 2005. Capitalized interest totaled $9 and $3 for the second quarter of 2005 and 2004, respectively, and $15 and $5 for the first half of 2005 and 2004, respectively, as a result of the higher level of capital expenditures in 2005. Newmont expects the 2005 Interest expense, net to be between $100 and $110.

Income tax expense was $41 and $32 during the second quarter of 2005 and 2004, respectively, and $92 and $120 for the first halves of 2005 and 2004, respectively. The second quarter 2005 increase primarily reflects an increase in pre-tax income for the second quarter of 2005 to $200 from $135 for the second quarter of 2004. The effective tax rate for the second quarter of 2005 was 20% compared to the 2004 effective tax rate of 24%. The decrease in the 2005 second quarter rate is primarily due to an adjustment to the estimate of benefits to be achieved from the tax consolidations election in Australia and the tax impact of foreign exchange movements, primarily the Australian dollar. The effective tax rate in 2005 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) additional income tax benefits associated with the change in Australian tax law regarding the ability of the Company to now file consolidated income tax returns, and (iii) the valuation allowance release relative to the Company’s deferred tax assets for post-retirement benefit obligations. The effective tax rate in 2004 is different from the United States statutory rate of 35% primarily due to (i) a lower valuation allowance required on deferred tax assets attributable to U.S. foreign tax credits and (ii) U.S. percentage depletion, both attributable to higher gold and copper prices. These decreases were partially offset by accruals related to tax contingencies. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005. Newmont expects the 2005 full year tax rate to be approximately 28% to 30% assuming a gold price of $425 per ounce.

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

The Loss from discontinued operations resulted from the classification of the Golden Grove copper-zinc operation in Australia as a discontinued operation. The Company recorded a $39 million pre-tax write-down of long-lived assets in the second quarter and reclassified the income statement results from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income for all periods presented (see Note 13 to the Condensed Consolidated Financial Statements).

Results of Consolidated Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
North America	686.7	658.8	$311	$278	$54	$56
South America	730.1	625.1	157	161	71	78
Australia/New Zealand	387.3	408.1	332	300	72	68
Indonesia	174.9	222.7	149	146	50	39
Central Asia	29.8	138.4	235	170	74	85

Total/Weighted-Average	2,008.8	2,053.1	$244	$225	$63	$65

Six Months Ended June 30,
North America	1,352.1	1,400.7	$312	$283	$55	$56
South America	1,510.0	1,432.3	150	150	65	72
Australia/New Zealand	826.6	952.0	316	276	71	69
Indonesia	250.3	350.9	167	154	60	45
Central Asia	64.1	200.2	216	169	71	78

Total/Weighted-Average	4,003.1	4,336.1	$241	$222	$63	$65

(1)	Consolidated gold ounces sold includes minority interests’ share.

(2)	Excludes depreciation, depletion and amortization.

North American Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Nevada	606.5	585.3	$315	$277	$50	$54
Golden Giant	39.9	39.4	289	278	68	82
Holloway [3]	18.7	15.9	411	422	172	100
La Herradura (44% owned)	21.6	18.2	144	170	50	34

Total/Weighted-Average	686.7	658.8	$311	$278	$54	$56

Six Months Ended June 30,
Nevada	1,195.1	1,237.9	$312	$287	$50	$54
Golden Giant	77.7	92.2	314	259	70	71
Holloway (84.65% owned)	38.8	35.1	443	367	158	97
La Herradura (44% owned)	40.5	35.5	173	147	55	63

Total/Weighted-Average	1,352.1	1,400.7	$312	$283	$55	$56

(1)	Consolidated gold ounces sold includes minority interests’ share.

(2)	Excludes depreciation, depletion and amortization.

(3)	Ownership percentage is 100% for certain parcels of land and effective June 1, 2005 the ownership percentage in the Joint Venture parcels of land increased to 86.79%.

Nevada. Gold ounces sold increased 4% in the second quarter of 2005 from the second quarter of 2004, primarily due to a 14% increase in mill throughput and a 10% increase in heap leach ore grade, partially offset by an 8% decrease in mill ore grade. Costs applicable to sales per ounce increased 14% in the second quarter of 2005 from the second quarter of 2004, primarily due to increased diesel and other commodity prices and higher underground contract service.

Gold ounces sold decreased 3% in the first half of 2005 from the first half of 2004, primarily due to a reduction in inventories in 2004. Gold ounces produced in the first half of 2005 equaled production in the first half of 2004. Costs applicable to sales per ounce increased 9% in the first half of 2005 from the first half of 2004, primarily due to increased diesel and other commodity prices and higher underground contract services. Consolidated gold sales for 2005 are expected to total approximately 2.6 million ounces at costs applicable to sales of $305 per consolidated ounce.

Golden Giant, Canada. Gold ounces sold in the second quarter of 2005 were comparable to 2004 as lower ore grade was offset by higher recovery. Costs applicable to sales per ounce increased 4% in the second quarter of 2005 from the second quarter of 2004, primarily due to appreciation of the Canadian dollar against the U.S. dollar.

Gold ounces sold decreased 16% in the first half of 2005 from the first half of 2004, primarily due to a 13% decline in ore grade. Costs applicable to sales per ounce increased 21% in the first half of 2005 from the first half of 2004 as a result of lower production in the first quarter of 2005. Golden Giant currently plans to end mining in the fourth quarter of 2005, with final production expected in early 2006. Consolidated gold sales for 2005 are expected to total approximately 155,000 ounces at costs applicable to sales of $325 per consolidated ounce.

Holloway, Canada. Gold ounces sold increased 18% in the second quarter of 2005 from the second quarter of 2004 due to a 13% increase in mill throughput and a 10% increase in ore grade. Costs applicable to sales per ounce decreased 3% in the second quarter of 2005 from the second quarter of 2004 as a result of the increase in production.

Gold ounces sold increased 11% in the first half of 2005 from the first half of 2004, due to a 12% increase in mill throughput. Costs applicable to sales per ounce increased 21% in the first half of 2005 from the first half of 2004, due to increased mill maintenance costs in the first quarter of 2005. A significant exploration program is currently underway. For the three and six months ended June 30, 2005 DD&A per ounce increased compared to the corresponding periods of 2004 as a result of the recently acquired Holt McDermott mill. An impairment of Holloway’s long-lived assets may be required at year-end if the program is unsuccessful. Consolidated gold sales for 2005 are expected to total approximately 90,000 ounces at costs applicable to sales of $405 per consolidated ounce.

La Herradura, Mexico. Gold ounces sold increased 19% in the second quarter of 2005 from the second quarter of 2004 and increased 14% in the first half of 2005 from the first half of 2004. Consolidated gold sales for 2005 are expected to total approximately 80,000 ounces at costs applicable to sales of $160 per consolidated ounce.

South American Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Yanacocha (51.35% owned)	722.3	618.7	$156	$155	$71	$77
Kori Kollo (88% owned)	7.8	6.4	276	718	23	86

Total/Weighted-Average	730.1	625.1	$157	$161	$71	$78

Six Months Ended June 30,
Yanacocha (51.35% owned)	1,495.2	1,417.7	$149	$147	$66	$72
Kori Kollo (88% owned)	14.8	14.6	276	481	29	110

Total/Weighted-Average	1,510.0	1,432.3	$150	$150	$65	$72

(1)	Consolidated gold ounces sold includes minority interests’ share.

(2)	Excludes depreciation, depletion and amortization.

Yanacocha, Peru. Gold ounces sold increased 17% in the second quarter of 2005 from the second quarter of 2004 primarily due to an 18% increase in the grade of ore placed on leach pads and a reduction of in-process inventory. Costs applicable to sales per ounce remained constant as increased commodity prices, including diesel, were offset by the increase in production.

Gold ounces sold increased 5% in the first half of 2005 from the first half of 2004 primarily due to a 26% increase in the grade of ore placed, partially offset by increased in-process inventory. Costs applicable to sales per ounce increased slightly as increased labor and commodity costs were offset by the increase in production. Consolidated gold sales for 2005 are expected to total approximately 3.0 million ounces at Costs applicable to sales of $145 per consolidated ounce. Consolidated gold sales are expected to decline by 10% to 20% in 2006 and by a further 25% to 35% in 2007. Consolidated gold sales for the five-year period after 2007 are expected to vary between 1.6 million and 2.5 million ounces, with actual gold sales being determined by, among other factors, further mine plan optimization efforts, the discovery and development of additional oxide deposits, and the completion of feasibility studies to develop sulfide deposits. A new oxide mill is also currently scheduled to be built at Yanacocha, which has the potential of increasing production flexibility.

During 2004, Peru enacted legislation to establish a sliding scale mining royalty of up to 3% based on the volume of mine production. The royalty is calculated on revenue from sales of product less certain refining and transportation expenses. The Peruvian royalty became effective during the second quarter of 2004, and survived constitutional challenge in the first quarter of 2005. While management believes that the Peruvian royalty should not apply to those projects that had stability contracts prior to the adoption of the royalty law, it is possible that the Peruvian government will attempt to apply the royalty to all projects irrespective of such stability agreements. Virtually all of Yanacocha’s current production is derived from projects that were stabilized prior to the enactment of the royalty legislation.

Kori Kollo, Bolivia. Beginning in the third quarter of 2005, additional material from the Kori Kollo pit will be placed under leach on the existing leach pad and ore from the Kori Chaca pit will be processed on a new leach pad. Consolidated gold sales for 2005 are expected to total 70,000 ounces at costs applicable to sales of $185 per consolidated ounce.

Australia/New Zealand Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Pajingo	42.8	48.6	$338	$303	$132	$126
Yandal	78.2	72.0	400	349	76	61
Tanami	126.7	158.9	346	280	67	63
Kalgoorlie (50% owned)	93.1	98.5	342	323	37	40
Martha	46.5	30.1	150	209	93	108

Total/Weighted-Average	387.3	408.1	$332	$300	$72	$68

Six Months Ended June 30,
Pajingo	86.7	123.8	$343	$237	$135	$123
Yandal	166.1	213.1	369	275	75	78
Tanami	273.6	342.0	316	276	64	59
Kalgoorlie (50% owned)	209.6	220.4	332	312	38	34
Martha	90.6	52.7	158	229	100	119

Total/Weighted-Average	826.6	952.0	$316	$276	$71	$69

(1)	Consolidated gold ounces sold includes minority interests’ share.

(2)	Excludes depreciation, depletion and amortization.

Pajingo, Australia. Gold ounces sold decreased 12% in the second quarter of 2005 from the second quarter of 2004, primarily due to a 20% decrease in ore milled as mine production was lower and low grade stockpiles that supplemented production in 2004 have been exhausted. Costs applicable to sales per ounce increased 12%, primarily due to lower production.

Gold ounces sold decreased 30% in the first half of 2005 from the first half of 2004, primarily due to a 15% decrease in ore milled as low grade stockpiles which supplemented production in 2004 have been exhausted. Costs applicable to sales per ounce increased 45% in the first half of 2005 from the first half of 2004, primarily due to lower production and additional underground rehabilitation work. Consolidated gold sales for 2005 are expected to total approximately 195,000 ounces at costs applicable to sales of $290 per consolidated ounce.

Yandal, Australia. Gold ounces sold increased 9% in the second quarter of 2005 from the second quarter of 2004, primarily due to a 20% increase in ore grade milled, partially offset by a 5% decrease in tons milled. Costs applicable to sales per ounce increased 15% in the second quarter of 2005 from the second quarter of 2004, primarily due to higher underground contract services, steel and diesel costs.

Gold ounces sold decreased 22% in the first half of 2005 from the first half of 2004, due to the cessation of production at Bronzewing during the second quarter of 2004, partially offset from higher mill ore grade from Jundee. Newmont sold Bronzewing in the third quarter of 2004. Costs applicable to sales per ounce increased 34% in the first half of 2005 from the first half of 2004, primarily due to higher underground operating development costs at Jundee. Consolidated gold sales for 2005 are expected to total approximately 325,000 ounces at costs applicable to sales of $345 per consolidated ounce.

Tanami, Australia. Gold ounces sold decreased 20% in the second quarter of 2005 from the second quarter of 2004, primarily due to a 21% decline in ore grade from mining lower grade zones from the Callie underground deposit and processing lower grade stockpiles at Groundrush. Costs applicable to sales per ounce increased 24% in the second quarter of 2005 from the second quarter of 2004, primarily due to lower gold production.

Gold ounces sold decreased 20% in the first half of 2005 from the first half of 2004, primarily due to a 20% decline in ore grade from mining lower grade zones from the Callie underground deposit and processing lower grade stockpiles at Groundrush. The lower grade stockpiles at Groundrush will be exhausted in the third quarter of 2005. Costs applicable to sales per ounce increased 14% in the first half of 2005 from the first half of 2004, primarily due to lower gold production. Consolidated gold sales for 2005 are expected to total approximately 485,000 ounces at costs applicable to sales of $315 per consolidated ounce.

Kalgoorlie, Australia. Gold ounces sold decreased 5% in the second quarter of 2005 from the second quarter of 2004 due to a build of in-process inventory. Costs applicable to sales per ounce increased 6% in the second quarter of 2005 from the second quarter of 2004, primarily due to increased diesel, reagent and power costs.

Gold ounces sold decreased 5% in the first half of 2005 from the first half of 2004, primarily due to sales from inventories in 2004 partially offset by increased production in 2005 as a result of a 9% increase in mill throughput. Costs applicable to sales per ounce increased 6% in the first half of 2005 from the first half of 2004, primarily due to increased consumption of reagents and grinding media as a result of the increased throughput. Consolidated gold sales for 2005 are expected to total approximately 430,000 ounces at costs applicable to sales of $330 per consolidated ounce.

On July 27, 2005, Kalgoorlie Consolidated Gold Mines Pty Ltd (“KCGM”) advised that it has held preliminary meetings with Western Australia governmental authorities to inform them of mercury emissions from the Fimiston carbon kilns and the Gidji roaster, part of the Kalgoorlie operations. KCGM manages the Kalgoorlie operations for the joint venture owners, Newmont and Barrick Gold Corporation, each of which holds a 50% interest. This information follows from KCGM’s review of operations indicating higher mercury emissions than previous data had shown. Preliminary tests indicate ambient air mercury concentrations lower than World Health Organization guidelines that are protective of human health. KCGM is taking action to mitigate emissions, including installation of a scrubber on the Fimiston carbon kilns and is assessing process changes and other engineering solutions to reduce emissions from the roaster.

Martha, New Zealand. Gold ounces sold increased 54% in the second quarter of 2005 from the second quarter of 2004, primarily due to a 55% increase in ore grade due to mine sequencing. Costs applicable to sales per ounce decreased 28% in the second quarter of 2005 from the second quarter of 2004, primarily due to increased production partially offset by higher processing costs from milling harder ore.

Gold ounces sold increased 72% in the first half of 2005 from the first half of 2004, primarily due to an 83% increase in ore grade due to mine sequencing. Costs applicable to sales per ounce decreased 31% in the first half of 2005 from the first half of 2004, primarily due to increased production, partially offset by higher processing costs from milling harder ore. Consolidated gold sales for 2005 are expected to total approximately 155,000 ounces at costs applicable to sales of $170 per consolidated ounce.

Indonesian Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
Gold	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Batu Hijau(3)	174.9	197.6	$149	$126	$50	$42
Minahasa (94% economic interest, 80% owned)	—	25.1	—	304	—	5

Total/Weighted-Average	174.9	222.7	$149	$146	$50	$39

Six Months Ended June 30,
Batu Hijau(3)	250.3	297.9	$167	$127	$60	$42
Minahasa (94% economic interest, 80% owned)	—	53.0	—	308	—	53

Total/Weighted-Average	250.3	350.9	$167	$154	$60	$45

	Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
Copper	2005	2004	2005	2004	2005	2004
	(in millions)		($ per pound)		($ per pound)
Three Months Ended June 30,
Batu Hijau(3)	154.0	190.0	$0.45	$0.38	$0.13	$0.11
Six Months Ended June 30,
Batu Hijau(3)	254.1	321.2	$0.55	$0.43	$0.18	$0.13

(1)	Consolidated gold ounces or pounds sold includes minority interests’ share.

(2)	Excludes depreciation, depletion and amortization.

(3)	Newmont’s economic interest decreased to 52.875% from 56.25% on October 1, 2004.

Batu Hijau, Indonesia. Copper and gold sales decreased 19% and 11%, respectively, in the second quarter of 2005 from the second quarter of 2004. Copper and gold sales decreased 21% and 16%, respectively, in the first half of 2005 from the first half of 2004. Access to ore in the lower portion of the pit was temporarily restricted as a result of several small pit wall slides in 2005. As a result, the mine plan was revised, resulting in the processing of harder ores and lower grade stockpiles. Costs applicable to sales per pound of copper and per ounce of gold each increased 18% during the second quarter of 2005 from the second quarter of 2004 and increased 28% and 31%, respectively, during the first half of 2005 from the first half of 2004 due to lower production and increased maintenance, consumable and labor costs. Consolidated sales for 2005 are expected to total approximately 610 million pounds of copper and 720,000 ounces of gold at costs applicable to sales of $0.50 per consolidated pound and $150 per consolidated ounce.

The Indonesian Ministry of the Environment recently renewed the tailings disposal permit for Batu Hijau operations and included additional monitoring requirements and compliance criteria, some of which appear to the Company to be unduly onerous. The Company is currently working with the Department of Energy and Mineral Resources and the Ministry for Environment to clarify these requirements. While the Company currently expects that it will be able to resolve these issues satisfactorily, it is possible that an unfavorable outcome could result in additional conditions upon operations that could have a material adverse effect on Batu Hijau’s financial position or results of operations.

Minahasa, Indonesia. Mining activities ceased late in 2001. The remaining stockpiles were processed by August 2004.

Central Asia Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Zarafshan(2)	29.8	68.9	$235	$146	$74	$45
Ovacik	—	69.5	—	195	—	125

Total/Weighted-Average	29.8	138.4	$235	$170	$74	$85

Six Months Ended June 30,
Zarafshan(2)	64.1	124.8	$216	$148	$71	$47
Ovacik	—	75.4	—	204	—	131

Total/Weighted-Average	64.1	200.2	$216	$169	$71	$78

(1)	Excludes depreciation, depletion and amortization.

(2)	Joint venture between Newmont (50% owned) and two Uzbekistan government entities (50% owned), the State Committee for Geology and Mineral Resources (the “State Committee”) and Navoi Mining and Metallurgical Combinat (“Navoi”).

Zarafshan, Uzbekistan. Gold ounces sold decreased 57% in the second quarter of 2005 from the second quarter of 2004, due to a 29% decrease in ore grade and fewer tons placed on the leach pads in the first quarter. Costs applicable to sales per ounce increased 61% in the second quarter of 2005 from the second quarter of 2004, primarily a result of the decrease in production.

Gold ounces sold decreased 49% in the first half of 2005 from the first half of 2004 due to 7% fewer tons placed on the leach pads due to unscheduled plant maintenance and in the first quarter and a 29% decrease in ore grade. Costs applicable to sales per ounce increased 46% in the first half of 2005 from the first half of 2004, primarily a result of the decrease in production. Consolidated gold sales for 2005 are expected to total approximately 140,000 ounces at costs applicable to sales of $230 per consolidated ounce.

Ovacik, Turkey. On March 1, 2005, the Ovacik mine was sold to a subsidiary of Koza Davetiye, a Turkish conglomerate. Operations were suspended in August 2004.

Other Projects

In addition to the operations described above, Newmont has certain development projects underway. On July 27, 2005, Newmont announced plans to proceed with the development of the Akyem project, located in the Eastern Region of Ghana. Newmont has an 85% interest in the Akyem project, which at year-end 2004 had 5.4 million equity ounces of proven and probable gold reserves. The estimated costs of development are approximately $500, with gold production expected to commence in the second half of 2008. For additional information regarding Newmont’s development projects, see Newmont’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005.

Merchant Banking

During June 2005, Merchant Banking obtained an offer for the sale of the Golden Grove assets. The sale was completed on July 26, 2005. See Note 13 to the Condensed Consolidated Financial Statements.

During the first quarter of 2005, Merchant Banking invested in Shore Gold Inc., a company which is exploring for diamonds in Canada, and sold the Ovacik and Mezcala gold properties.

Merchant Banking will continue to consider making investments in or disposition of securities in its equity portfolio, to provide in-house investment banking advice to Newmont on managing its portfolio of assets and to expand the downstream gold refining business as opportunities arise.

Merchant Banking earned $21 and $15 of Royalty and dividend income for the second quarter of 2005 and 2004, respectively, and $39 and $28 for the first half of 2005 and 2004, respectively. This increase resulted from higher gold, oil and gas prices and as a result of distributions received from the Company’s investment in Canadian Oil Sands Trust, which was acquired during the second and third quarters of 2004.

Exploration

Exploration expenditures increased $10, or 34%, and $18, or 38%, in the 2005 second quarter and first half of 2005, respectively, as compared to the corresponding periods in 2004. Exploration expenditures in 2005 reflect a response to higher prevailing gold prices. Newmont anticipates it will spend between $145 and $155 on exploration activities in 2005.

Advanced projects, research and development of $14 for the second quarter of 2005 and $32 for the first half of 2005 approximated spending in the same periods during 2004, and includes spending for the Akyem and Martabe projects. Newmont expects 2005 Advanced projects, research and development expenses to be between $60 and $70.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia and other foreign locations. The Company’s foreign operations sell their gold, copper and zinc production based on U.S. dollar metal prices. Approximately 35% and 38%, of Newmont’s Costs applicable to sales were paid in local currencies during the second quarter of 2005 and 2004, respectively. Approximately 36% and 39% of Newmont’s Costs applicable to sales were paid in local currencies during the first half of 2005 and 2004, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations increased cost applicable to sales by approximately $8 and $11 during the second quarter and first half of 2005, respectively, as compared to the corresponding periods in 2004.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided by operating activities decreased 49% for the first half of 2005 compared to 2004. Cash flow from operations during the first half of 2005 was impacted by 333,000 fewer gold ounces and 67 million fewer copper pounds sold. The reduction in sales volume was partially offset by higher realized prices. Cash flow from operations was also impacted by the physical delivery of 161,111 ounces for the Prepaid forward sales obligation which resulted in $48 of non-cash revenue. Also impacting cash flows from operations during the first half of 2005 were higher operating costs, as discussed above in Results of Consolidated Operations, a $44 increase in accounts receivable primarily due to trade receivables at Batu Hijau related to the timing of concentrate shipments and a $71 increase in inventories, stockpiles and ore on leach pads.

Investing Activities

Net cash used in investing activities was $714 during the first half of 2005 compared to $907 during the first half of 2004.

Additions to property, plant and mine development

	Six Months Ended June 30,
	2005	2004
North America:
Nevada, USA	$205	$68
Golden Giant, Canada	—	3
Holloway, Canada	3	1
La Herradura, USA	2	—

	210	72

South America:
Yanacocha, Peru	106	134
Kori Kollo, Bolivia	15	—

	121	134

Australia/New Zealand:
Pajingo, Australia	6	6
Yandal, Australia	11	9
Tanami, Australia	9	13
Kalgoorlie, Australia	4	22
Martha, New Zealand	6	1
Other, Australia	9	2

	45	53

Indonesia:
Batu Hijau	28	26

Central Asia:
Zarafshan, Uzbekistan	1	6
Ovacik, Turkey	—	7

	1	13

Africa:
Akyem, Ghana	8	3
Ahafo, Ghana	105	17

	113	20

Corporate and Other	17	18

	$535	$336

Capital expenditures for North American operations during the first half of 2005 and 2004 related to activities in Nevada for the development of the Leeville and Phoenix projects, mining equipment replacement and other new project development. South American capital expenditures were primarily at Yanacocha for leach pad expansions at the La Quinua and Yanacocha process facilities and mine development at La Quinua. Kori Kollo 2005 expenditures reflect investment in new leach pads. Australian capital expenditures for the first half of 2005 resulted from mine development and underground fleet replacement while the first half of 2004 were primarily for the purchase of mining equipment previously leased under an operating lease at Kalgoorlie and mine development at the majority of the underground mines. Expenditures at Batu Hijau primarily included the purchase of additional mining equipment. Capital expenditures at Ahafo resulted from project development costs during both periods. Newmont expects to spend between $1,100 and $1,200 on additions to property, plant and mine development in 2005.

Marketable debt securities. The Company had net purchases of $176 of auction rate marketable debt securities during the first half of 2005. The Company accounts for these investments as short-term available-for-sale marketable debt securities.

Marketable equity securities. During the first half of 2005, the Company purchased marketable equity securities of Shore Gold Inc. for approximately $42. The Company accounts for this investment as long-term available-for-sale marketable equity securities.

Sale of Ovacik. On March 1, 2005, Newmont sold the Ovacik mine, located in western Turkey, to a subsidiary of Koza Davetiye, a listed Turkish conglomerate. Consideration for the mine included $20 paid at closing and various contingent payments that could total up to an additional $24.5 if all conditions precedent are met. Contingent payments received and any associated gains will be recognized on a cash basis, as and when received.

Sale of Mezcala. On March 31, 2005, the Minera El Bermejal S. de R.L. de C.V. joint venture, 44% owned by Newmont and 56% owned by Industrias Penoles S.A. de C.V., completed the sale of its interest in the Mezcala Gold Deposit for cash proceeds of $70 (Newmont’s share $31).

Also impacting cash flows from investing activities for the first half of 2004 is the consolidation of Batu Hijau, effective January 1, 2004, which resulted in the recording of approximately $82 of Batu Hijau’s cash balances.

Financing Activities

Net cash provided by (used in) financing activities was $353 and $(115) during the first half of 2005 and 2004, respectively. The change was primarily due to proceeds received from the issuance of 30-year 5 7/8% Notes for net proceeds of $582 during March 2005. The proceeds will be used to fund capital investments, including a potential 200 megawatt power plant in Nevada, and for general corporate purposes.

During the first half of 2005, the Company made scheduled debt repayments of approximately $70, including $43 million related to the Batu Hijau project financing facility, $13 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, and $13 for maturities of project financing, capital leases and other debt. During June 2005, 161,111 ounces were delivered in connection with the Prepaid forward sales obligation, resulting in a non-cash reduction in debt of $48.

Scheduled minimum long-term debt cash repayments as of June 30, 2005 are $168 for the remainder of 2005, $121 in 2006, $118 in 2007, $234 in 2008, $116 in 2009 and $1,229 thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities or existing cash on hand. Approximately $609 of the total scheduled minimum long-term debt repayments as of June 30, 2005 relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. Approximately $87 million of this facility is classified as a current liability. Additionally, PT Newmont Nusa Tenggara shareholder loans of $48 as of June 30, 2005 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Newmont. This amount is also classified as a current liability. In addition, the Company will deliver 161,111 ounces of gold in 2006 and 2007 in connection with the Prepaid forward sales obligation.

As of June 30, 2005, the Company was in compliance with all required debt covenants and other restrictions related to its long-term debt agreements.

The Company declared regular quarterly dividends totaling $0.20 per common share through June 30, 2005 ($0.10 per common share paid on March 24, 2005 and June 22, 2005). Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling CDN$0.2488 per share (CDN$0.1241 per share paid on March 24, 2005 and CDN$0.1247 per share paid on June 22, 2005).

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases and $370 of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 15, 2005). Newmont also provides a contingent support line of credit to PT Newmont Nusa Tanggara of which Newmont’s pro-rata share is $37. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (thousands of metric tons): 527 for the remainder of 2005; 765 in 2006; 660 in 2007; 630 in 2008; 630 in 2009; and 2,520 thereafter. For information regarding these agreements, see Item 3, Provisional Sales, below.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2005 and December 31, 2004, $398 million and $399 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $71 and $75 were accrued for such obligations at June 30, 2005 and December 31, 2004, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 81% greater or 36% lower than the amount accrued at

June 30, 2005. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 8 and 19 to the Condensed Consolidated Financial Statements.

During the first half of 2005 and 2004, capital expenditures were approximately $13 and $3, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

Newmont spent $6 during each of the first half of 2005 and 2004 for environmental obligations related to the former mining sites discussed in Note 27 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005, as updated in Note 19 to the Condensed Consolidated Financial Statements for the six months ended June 30, 2005 contained herein.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production stage of a mine and refers to these costs as post-production stripping costs. EITF Issue No. 04-06 requires that post-production stripping costs be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The guidance may be applied either by recognition of a cumulative effect adjustment in the period of adoption or by restating prior period financial statements. The most significant expected impacts of adoption are the elimination of the deferred and advanced stripping costs on Newmont’s balance sheet and future post-production stripping costs being charged as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. The Company expects to adopt the new accounting rules as of January 1, 2006. A charge to earnings as a cumulative effect of an accounting change of between $50 and $90 (net of tax) is anticipated. Adoption of the new guidance will have no impact on the Company’s cash position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Newmont will adopt the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. The effect on net income and earnings per share in the periods following adoption of SFAS No. 123R are expected to be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income and earnings per share will vary depending upon the number and fair value of options granted in future years compared to prior years.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions, except per ounce and per pound amounts).

Metal Price

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar and global mine production levels. Changes in the market price of copper also affect Newmont’s profitability and cash flow from its investment in the Batu Hijau mine in Indonesia. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

Provisional Copper and Gold Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Copper
Revenue	$235	$185	$328	$208
Average price adjustment	9.9%	25.1%	10.5%	23.3%
Gold
Revenue	$14	$6	$17	$9
Average price adjustment	(1.1)%	0.8%	1.3%	2.3%

Hedging

Newmont had the following derivative contracts at June 30, 2005:

	Expected Maturity Date or Transaction Date							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total/ Average	June 30, 2005		December 31, 2004
Gold Put Option Contracts (U.S.$ Denominated):
Ounces (thousands)	108	100	20	—	—	—	228	$(6)		$(9)
Average price	$292	$338	$397	—	—	—	$321
Silver Forward Contracts (U.S.$ Denominated):
Ounces (thousands)	600	50	—	—	—	—	650	$(1)		$(1)
Average price	$6.02	$6.50	—	—	—	—	$6.05
Copper Collar Contracts (U.S.$ Denominated):
Pounds (millions)	281	375	84	—	—	—	740	$(77	)(1)	$(61	)(2)
Average cap price	$1.30	$1.37	$1.41	—	—	—	$1.35
Average floor price	$1.10	$1.10	$1.10	—	—	—	$1.10
Diesel Forward Purchase Contracts (U.S.$ Denominated):
Barrels (thousands)	15	—	—	—	—	—	15	$—		$1
Average price	$27.03	—	—	—	—	—	$27.03
U.S.$/IDR Forward Purchase Contracts:
U.S.$ (millions)	41	32	—	—	—	—	73	$(3)		$—
Average rate (IDR/U.S.$)	9,454	9,831	—	—	—	—	9,618
Australian Dollar Zero-Cost Collar Contracts:
U.S.$ (millions)	$140	$135	—	—	—	—	$275	$2		$13
Average cap price (U.S.$ per A$1)	$0.80	$0.80	—	—	—	—	$0.80
Average floor price (U.S.$ per A$1)	$0.55	$0.55	—	—	—	—	$0.55

(1)	The fair value does not include amounts payable ($8) on derivative contracts that have been closed out in June 2005 with the net settlement due in July 2005.

(2)	The fair value does not include amounts payable ($7) on derivative contracts that have been closed out in December 2004 with the net settlement due and paid in January 2005.

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 was recorded as deferred revenue and will be included in revenues as delivery occurs in 2005 through 2011. Newmont delivered 200,000 ounces in the six months ended June 30, 2005 at the capped price of $350 per ounce and recognized deferred revenue of $13 per ounce. As of June 30, 2005, the current portion of $4 has been reclassified to Other current liabilities and deferred revenue. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at June 30, 2005:

	Expected Maturity Date or Transaction Date
Price-capped forward sales contracts:	2005	2006	2007	2008	2009	Thereafter	Total/ Average
(U.S.$ Denominated)
Ounces (thousands)	300	—	—	1,000	600	250	2,150
Average price	$350	$—	$—	384	381	392	$378

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% notes and its $200 8 3/8% debentures. For the three months ended June 30, 2005 and 2004, these transactions resulted in a reduction in interest expense of $1 for each period. For the six months ended June 30, 2005 and 2004, these transactions resulted in a reduction in interest expense of $2 and $3, respectively. The fair value of the interest rate swaps accounted for as derivative assets was $7 at June 30, 2005 and $9 at December 31, 2004. Any change in fair value on these interest rate swaps going forward will be recorded in Other income (expense), net.

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

Information regarding legal proceedings is contained in Note 19 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Items 2(a), (b), (c) and (d) are inapplicable.

(e) Stock Repurchases

There were no stock repurchases for the period April 1, 2005 through June 30, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were voted upon at the annual meeting of stockholders held on April 27, 2005:

a)	Election of directors,

b)	Ratify the Audit Committee’s appointment of PricewaterhouseCoopers LLP as Newmont’s independent auditors for 2005, and

c)	Consider and act upon a proposal to approve the Company’s 2005 Stock Incentive Plan.

All matters voted on at the annual meeting were approved. The voting results were as follows:

Proposal #1 - Election of Directors.

Name	Votes	Withheld
Glen A. Barton	340,695,621	3,895,548
Vincent. A. Calarco	340,722,169	3,869,000
Michael S. Hamson	340,754,709	3,836,460
Leo I. Higdon, Jr.	340,260,322	4,330,847
Pierre Lassonde	339,507,449	5,083,720
Robert J. Miller	258,985,737	85,605,432
Wayne W. Murdy	339,144,680	5,446,489
Robin A. Plumbridge	322,325,210	22,265,959
John B. Prescott	340,725,609	3,865,560
Donald C. Roth	341,465,543	3,125,626
Seymour Schulich	339,513,422	5,077,747
James V. Taranik	321,785,077	22,806,092

Proposal #2 - Ratification of Auditors.

Votes For	339,935,158
Votes Against	2,305,738
Abstentions	2,350,273

Proposal #3 - Approve 2005 Stock Incentive Plan.

Votes For	233,566,610
Votes Against	19,007,712
Abstentions	3,175,733
Broker Non-Votes	88,841,114

There were no broker non-votes included in the results of the election of directors or the ratification of auditors.

ITEM 5.	OTHER INFORMATION.

(a) On July 25, 2005, Newmont Mining Corporation and Newmont USA Limited entered an amended and restated Credit Agreement with JPMorgan Chase Bank, N.A., Australia and New Zealand Banking Group Limited, Banco Bilbao Vizcaya SA, Bank of Montreal Chicago Branch, The Bank of New York, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas, Calyon New York Branch, CIBC Inc., Citicorp USA, Inc., Commonwealth Bank of Australia New York Branch, Deutsche Bank AG New York Branch, HSBC Bank USA, National Association, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, The Royal Bank of Scotland, plc, Societe Generale, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC, US Bank N.A., Wells Fargo Bank, N.A. and Westbag New York Branch. The amended Credit Agreement extends the maturity date of the original agreement for one year to July 2010.

ITEM 6.	EXHIBITS

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: July 29, 2005	/s/ BRUCE D. HANSEN
Bruce D. Hansen
Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

Date: July 29, 2005	/s/ RUSSELL BALL
Russell Ball
Vice President and Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Employment Agreement effective July 28, 2005, between Newmont Mining Corporation and Bruce D. Hansen, filed herewith.

10.2	Amendment to Employment Agreement effective July 28, 2005, between Newmont Mining Corporation and Wayne W. Murdy, filed herewith.

10.3	Amendment No. 2 to Employment Agreement effective July 28, 2005, between Newmont Mining Corporation and Pierre Lassonde, filed herewith.

10.4	Amendment to Employment Agreement effective July 28, 2005, between Newmont Mining Corporation and David H. Francisco, filed herewith.

10.5	Amendment No. 2 to Consulting Agreement effective July 28, 2005, between Newmont Capital Limited and Seymour Schulich, filed herewith.

10.6	2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Newmont Mining Corporation’s current report on Form 8-K filed on May 2, 2005.

10.7	Form of Newmont Mining Corporation 2005 Stock Incentive Plan Director Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 to Newmont Mining Corporation’s current report on Form 8-K filed on June 17, 2005.

10.8	Sale Agreement dated June 23, 2005 by and among Newmont Golden Grove Operations Pty Ltd, Newmont Wownaminya Pty Ltd, Newmont Australia Limited, Oxiana Golden Grove Pty Ltd and Oxiana Limited. Incorporated by reference to Exhibit 10.1 to Newmont Mining Corporation’s current report on Form 8-K filed on June 29, 2005.

10.9	Amended and Restated Savings Equalization Plan of Newmont. Incorporated by reference to Exhibit 10.1 to Newmont Mining Corporation’s current report on Form 8-K filed on July 18, 2005.

10.10	Amended and Restated Pension Equalization Plan of Newmont. Incorporated by reference to Exhibit 10.2 to Newmont Mining Corporation’s current report on Form 8-K filed on July 18, 2005.

10.11	Credit Agreement dated as of July 30, 2004, as amended and restated as of July 28, 2005, among Newmont Mining Corporation, Newmont USA Limited, JPMorgan Chase Bank, N.A., Australia and New Zealand Banking Group Limited, Banco Bilbao Vizcaya SA, Bank of Montreal Chicago Branch, The Bank of New York, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas, Calyon New York Branch, CIBC Inc., Citicorp USA, Inc., Commonwealth Bank of Australia New York Branch, Deutsche Bank AG New York Branch, HSBC Bank USA, National Association, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, The Royal Bank of Scotland, plc, Societe Generale, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC, US Bank N.A., Wells Fargo Bank, N.A. and Westbag New York Branch, filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.[1]

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.[1]

[1]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.