Form 10-Q
period 2005-09-30
NEWMONT MINING CORP /DE/
filed 2005-10-28
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐  Yes    ☒  No

There were 414,963,871 shares of common stock outstanding on October 24, 2005 (and 31,821,705 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited, in millions except per share)
Revenues
Sales - gold, net	$933	$897	$2,619	$2,644
Sales - base metals, net	231	247	504	588

	1,164	1,144	3,123	3,232

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	516	478	1,482	1,442
Base metals	86	91	227	227
Depreciation, depletion and amortization	160	162	482	504
Exploration	41	28	107	76
Advanced projects, research and development	18	25	50	59
General and administrative	32	22	95	80
Write down of long-lived assets	—	10	2	26
Other, net	20	34	58	48

	873	850	2,503	2,462

Other income (expense)
Other income, net (Note 12)	66	47	177	51
Interest expense, net	(24)	(27)	(76)	(77)

	42	20	101	(26)

Income from continuing operations before income tax expense, minority interest and equity income of affiliates	333	314	721	744
Income tax expense	(94)	(94)	(186)	(214)
Minority interest in income of subsidiaries	(115)	(90)	(248)	(230)
Equity income of affiliates	—	—	3	1

Income from continuing operations	124	130	290	301
Income (loss) from discontinued operations (Note 13)	2	(1)	(30)	(1)
Cumulative effect of a change in accounting principle (Note 15)	—	—	—	(47)

Net income	$126	$129	$260	$253

Income per common share (Note 10)
Basic and diluted:
Income from continuing operations	$0.28	$0.29	$0.65	$0.68
Loss from discontinued operations	—	—	(0.07)	—
Cumulative effect of a change in accounting principle	—	—	—	(0.11)

Net income	$0.28	$0.29	$0.58	$0.57

Basic weighted-average common shares outstanding	446	443	446	443

Diluted weighted-average common shares outstanding	449	447	449	447

Cash dividends declared per common share	$0.10	$0.075	$0.30	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2005	At December 31, 2004
	(unaudited, in millions)
ASSETS
Cash and cash equivalents	$1,095	$781
Marketable securities and other short-term investments (Note 3)	952	943
Trade receivables	100	77
Accounts receivable	178	130
Inventories (Note 4)	342	249
Stockpiles and ore on leach pads (Note 5)	246	230
Other current assets	223	288

Current assets	3,136	2,698
Property, plant and mine development, net	5,527	5,165
Investments (Note 3)	795	386
Long-term stockpiles and ore on leach pads (Note 5)	575	525
Deferred income tax assets	633	492
Other long-term assets	297	265
Goodwill	2,992	2,994
Assets of operations held for sale (Note 13)	—	251

Total assets	$13,955	$12,776

LIABILITIES
Current portion of long-term debt (Note 6)	$217	$286
Accounts payable	237	224
Employee-related benefits (Note 7)	135	130
Other current liabilities and deferred revenue	651	446

Current liabilities	1,240	1,086
Long-term debt, less current portion (Note 6)	1,790	1,316
Reclamation and remediation liabilities (Note 8)	415	421
Employee-related benefits (Note 7)	246	245
Deferred income tax liabilities	519	460
Other long-term liabilities and deferred revenue	481	489
Liabilities of operations held for sale (Note 13)	—	46

Total liabilities	4,691	4,063

Commitments and contingencies (Note 19)
Minority interest in subsidiaries	918	775

STOCKHOLDERS’ EQUITY
Common stock	664	656
Additional paid-in capital	6,546	6,524
Accumulated other comprehensive income	399	147
Retained earnings	737	611

Total stockholders’ equity	8,346	7,938

Total liabilities and stockholders’ equity	$13,955	$12,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(unaudited, in millions)
Operating activities:
Net income	$260	$253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	482	504
Revenue from prepaid forward sales obligation	(48)	—
Loss from discontinued operations	30	1
Accretion of accumulated reclamation obligations	20	19
Amortization of deferred stripping costs, net	(50)	8
Deferred income taxes	(35)	58
Minority interest expense	248	230
Write-down of inventories, stockpiles and ore on leach pads	12	11
Write-down of long-lived assets	2	26
(Gain) loss on investments, net	(27)	39
Cumulative effect of change in accounting principle, net	—	47
Gain on asset sales, net	(36)	(29)
Hedge loss (gain), net	84	(38)
Other operating adjustments	1	18
Decrease (increase) in operating assets:
Trade and accounts receivable	25	(18)
Inventories, stockpiles and ore on leach pads	(161)	10
Other assets	(3)	(13)
Decrease in operating liabilities:
Accounts payable and other accrued liabilities	(24)	(129)
Reclamation liabilities	(24)	(33)

Net cash provided from continuing operations	756	964
Net cash provided from discontinued operations	5	8

Net cash from operations	761	972

Investing activities:
Additions to property, plant and mine development	(890)	(497)
Additions to property, plant and mine development of discontinued operations	(21)	(23)
Investments in marketable debt and equity securities	(2,530)	(1,340)
Proceeds from sale of marketable debt and equity securities	2,562	680
Proceeds from sale of discontinued operations	142	—
Proceeds from sale of assets	61	23
Cash recorded upon consolidation of Batu Hijau	—	82
Other investing adjustments	1	2

Net cash used in investing activities	(675)	(1,073)

Financing activities:
Proceeds from debt, net	583	38
Repayment of debt	(142)	(141)
Dividends paid to common stockholders	(134)	(89)
Dividends paid to minority interests	(85)	(94)
Common stock issued for compensation plans	17	33
Change in restricted cash and other	(8)	17

Net cash provided by (used in) financing activities	231	(236)

Effect of exchange rate changes on cash	(3)	(3)

Net change in cash and cash equivalents	314	(340)
Cash and cash equivalents at beginning of period	781	1,130

Cash and cash equivalents at end of period	$1,095	$790

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “IDR” to Indonesian currency and “$” to United States currency.

Certain amounts for the three and nine months ended September 30, 2004 and at December 31, 2004 have been reclassified to conform to the 2005 presentation. The most significant reclassifications were as follows:

Discontinued Operations in the Condensed Consolidated Statements of Income, Balance Sheets and Cash Flows

The Company has reclassified the balance sheet amounts and the income statement results for the Golden Grove copper-zinc operation from the historical presentation to assets and liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

Auction Rate Securities in the Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004, the Company reclassified auction rate securities having a stated or contractual maturity date for the underlying security in excess of 90 days from cash equivalents to Net cash used in investing activities in the Statements of Condensed Consolidated Cash Flows. The reflection of purchases and sales of these securities decreased Net cash used in investing activities and reduced Cash and cash equivalents by $443. Cash and cash equivalents decreased by $183 and $626 at the beginning and end of the nine month period ended September 30, 2004, respectively.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

Deferred Stripping Costs

At some of the Company’s mining operations, deferred stripping costs are charged to Costs applicable to sales as gold or copper is produced and sold using the units of production method based on estimated recoverable quantities of proven and probable gold or copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold or copper is produced. The application of the deferred stripping accounting method generally results in an asset (deferred stripping costs), although a liability (advanced stripping costs) will arise if the actual stripping ratio incurred to date is less than the expected stripping ratio over the life of the mine. The Advanced stripping costs primarily pertain to the Batu Hijau operation.

Movements in the net deferred stripping cost balance were as follows:

	Nine Months Ended September 30,
	2005	2004
Opening balance	$20	$90
Consolidation of Batu Hijau	—	(67)
Disposition of Ovacik	(4)	—
Additions	127	102
Amortization	(78)	(110)

Closing balance	$65	$15

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

The deferred and advanced stripping cost balances are presented in the balance sheet in other assets or other liabilities as follows:

	At September 30, 2005	At December 31, 2004
Other Assets:
Current	$53	$45
Long-term	116	80

	169	125

Other Liabilities:
Current	$29	$2
Long-term	75	103

	104	105

Deferred stripping, net	$65	$20

In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The most significant expected impacts of adoption are the elimination of the deferred and advanced stripping costs on Newmont’s balance sheet and the recognition of future post-production stripping costs as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory, or in the case of inventory on hand at the end of a period, from impairment charges where the carrying value of inventory on hand exceeds the net realizable value. The Company will adopt this new accounting rule as of January 1, 2006. A cumulative effect of an accounting change reduction to opening retained earnings of between $60 and $100 (net of tax) is currently anticipated. Adoption of the new guidance will have no impact on the Company’s cash position.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Newmont will adopt the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding, as of January 1, 2006, will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as utilized in the SFAS No. 123 pro forma disclosure below. The actual effect on net income and earnings per share in future periods will vary depending upon the number and fair value of options granted in future years compared to prior years.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

The Company currently applies the intrinsic value method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost is currently recognized for stock option grants. Had compensation cost for the options been recognized based on market value at grant dates as prescribed by SFAS No. 123R, the Company’s net income and net income per common share would have been the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$126	$129	$260	$253
Less: Compensation cost determined under the fair value method, net of tax	(5)	(3)	(14)	(9)

Pro forma net income	$121	$126	$246	$244

Net income per common share, basic and diluted:
As reported	$0.28	$0.29	$0.58	$0.57
Pro forma net income	$0.27	$0.28	$0.55	$0.55

The Company recognized $4 and $4 of non-cash compensation expense during the three months ended September 30, 2005 and 2004, respectively, and $12 and $11 during the nine months ended September 30, 2005 and 2004, respectively, related to deferred and restricted stock awards granted.

(3)	INVESTMENTS

	At September 30, 2005
	Cost/Equity Basis	Unrealized		Fair/Equity Value
		Gain	Loss
Current:
Marketable Debt Securities:
Auction rate securities	$824	$—	$—	$824

Marketable Equity Securities:
Oxiana Limited	61	22	—	83
Other	15	16	—	31

	76	38	—	114

Other investments, at cost	14	—	—	14

	$914	$38	$—	$952

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$224	$434	$—	$658
Gabriel Resources, Ltd.	22	15	—	37
Shore Gold, Inc.	42	11	—	53
Other	14	5	—	19

	302	465	—	767

Investment in Affiliates:
European Gold Refineries	15	—	—	15
AGR Matthey Joint Venture	13	—	—	13

	28	—	—	28

	$330	$465	$—	$795

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2004
	Cost/Equity Basis	Unrealized		Fair/Equity Value
		Gain	Loss
Current:
Marketable Debt Securities:
Auction rate securities	$784	$—	$—	$784

Marketable Equity Securities:
Kinross Gold Corporation	80	21	—	101
Other	25	20	—	45

	105	41	—	146

Other investments, at cost	13	—	—	13

	$902	$41	$—	$943

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$225	$112	$—	$337
Gabriel Resources, Ltd.	17	2	—	19
Shore Gold, Inc.	—	—	—	—
Other	4	1	—	5

	246	115	—	361

Investment in Affiliates:
European Gold Refineries	13	—	—	13
AGR Matthey Joint Venture	12	—	—	12

	25	—	—	25

	$271	$115	$—	$386

(4)	INVENTORIES

	At September 30, 2005	At December 31, 2004
In-process	$94	$61
Concentrate	11	3
Precious metals	7	6
Materials, supplies and other	230	179

	$342	$249

(5)	STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2005	At December 31, 2004
Current:
Stockpiles	$108	$110
Ore on leach pads	138	120

	$246	$230

Long-term:
Stockpiles	$402	$394
Ore on leach pads	173	131

	$575	$525

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(6)	DEBT

	At September 30, 2005		At December 31, 2004
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$19	$256	$13	$274
5 7/8% notes, net of discount	—	597	—	—
8 3/8% debentures, net of discount	—	—	50	—
8 5/8% debentures, net of discount	—	219	—	224
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	120	—	120
Newmont Australia 7 1/2% guaranteed notes, net of premium	—	—	20	—
Prepaid forward sales obligation	48	48	48	97
PTNNT project financing facility	87	522	87	566
PTNNT partner loan	48	—	53	—
Project financings, capital leases and other	15	28	15	35

	$217	$1,790	$286	$1,316

Scheduled minimum long-term debt repayments as of September 30, 2005 are $98 for the remainder of 2005, $169 in 2006, $165 in 2007, $234 in 2008, $116 in 2009 and $1,225 thereafter.

During March 2005, Newmont issued uncollateralized notes with a principal amount of $600 due April 2035 bearing an interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October.

During June 2005, 161,111 ounces were physically delivered in connection with the Prepaid forward sales obligation. The effect was a non-cash reduction in debt of $48.

Effective July 28, 2005, the Company renegotiated the terms of its uncollateralized $1,250 revolving facility extending the maturity date one year to July 2010.

(7)	EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pension benefits:
Service cost	$3	$3	$10	$8
Interest cost	5	4	14	13
Expected return on plan assets	(4)	(3)	(12)	(10)
Amortization of prior service cost	—	—	1	1
Amortization of loss	2	1	5	3

Net periodic cost	$6	$5	$18	$15

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other benefits:
Service cost	$2	$1	$4	$3
Interest cost	1	1	4	3
Amortization of prior service cost	—	—	—	(1)

Net periodic cost	$3	$2	$8	$5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(8)	RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

At September 30, 2005 and December 31, 2004, $405 and $399, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2005 and December 31, 2004, $69 and $75, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for asset retirement obligations:

	Nine Months Ended September 30,
	2005	2004
Balance at beginning of period	$474	$410
Consolidation of Batu Hijau	—	47
Disposition of liability	(8)	—
Additions and changes in estimates	11	3
Liabilities settled	(23)	(32)
Accretion expense	20	19

Balance at end of period	$474	$447

The current portions of Reclamation and remediation liabilities of $59 and $53 at September 30, 2005 and December 31, 2004, respectively, are included in Other current liabilities and deferred revenue.

(9)	SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

Newmont generally avoids gold hedging. Newmont’s philosophy is to provide shareholders with leverage to gold prices by selling its production at market prices. Newmont has, on a limited basis, entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with sales contracts, commodities, interest rates and foreign currency. Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts.

For the three months ended September 30, 2005 and 2004, losses of $1 and $1, respectively, were included in Other income (expense), net for the ineffective portion of derivative instruments designated as cash flow hedges. For the nine months ended September 30, 2005 and 2004, gains of $2 and $1, respectively, were included in Other income (expense), net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a loss of approximately $24. The maximum period over which hedged forecasted transactions are expected to occur is 6.5 years.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont had the following contracts at September 30, 2005:

	Expected Maturity Date or Transaction Date							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total/ Average	At September 30, 2005		At December 31, 2004
Gold Put Option Contracts ($ denominated):
Ounces (thousands)	53	100	20	—	—	—	173	$(5)		$(9)
Average price	$292	$338	$397	—	—	—	$330
Silver Forward Contracts ($ denominated):
Ounces (thousands)	300	50	—	—	—	—	350	$(1)		$(1)
Average price	$6.02	$6.50	—	—	—	—	$6.09
Copper Collar Contracts ($ denominated):
Pounds (millions)	131	406	84	—	—	—	621	$(176	)(1)	$(61	)(2)
Average cap price	$1.30	$1.36	$1.41	—	—	—	$1.35
Average floor price	$1.10	$1.10	$1.10	—	—	—	$1.10
$/IDR Forward Purchase Contracts:
$ (millions)	21	54	—	—	—	—	75	$(5)		$—
Average rate (IDR/$)	9,418	10,307	—	—	—	—	10,063
Australian Dollar Zero-Cost Collar Contracts:
$ (millions)	$70	$135	—	—	—	—	$205	$2		$13
Average cap price ($ per A$1)	$0.80	$0.80	—	—	—	—	$0.80
Average floor price ($ per A$1)	$0.55	$0.55	—	—	—	—	$0.55

(1)	The fair value does not include amounts payable ($22) on derivative contracts that have been closed out in September 2005 with the net settlement due in October 2005.

(2)	The fair value does not include amounts payable ($7) on derivative contracts that had been closed out in December 2004 with the net settlement due and paid in January 2005.

Provisional Copper and Gold Sales

For the three and nine month periods ended September 30, 2005 and 2004, Batu Hijau recorded the revenues and price adjustments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Copper
Revenue	$326	$256	$443	$329
Average price adjustment	10.2%	(3.0)%	10.4%	15.5%
Gold
Revenue	$21	$8	$21	$20
Average price adjustment	(1.1)%	(1.0)%	1.3%	0.9%

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 was recorded as deferred revenue and will be included in revenues as delivery occurs. Newmont delivered 350,000 ounces in the nine months ended September 30, 2005 at the capped price of $350 per ounce and recognized deferred revenue of $13 per ounce. As of September 30, 2005, the current portion of $2 has been reclassified to Other current liabilities and deferred revenue. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont had the following price-capped forward sales contracts outstanding at September 30, 2005:

	Expected Maturity Date or Transaction Date
Price-capped forward sales contracts:	2005	2006	2007	2008	2009	Thereafter	Total/ Average
($ denominated)
Ounces (thousands)	150	—	—	1,000	600	250	2,000
Average price	$350	$—	$—	$384	$381	$392	$382

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% notes and its $200 8 3/8% debentures. For the three months ended September 30, 2005 and 2004, these transactions resulted in a reduction in interest expense of $1 and $2, respectively. For the nine months ended September 30, 2005 and 2004, these transactions resulted in a reduction in interest expense of $3 and $4, respectively. The fair value of the interest rate swaps was $4 at September 30, 2005 and $9 at December 31, 2004.

(10)	INCOME PER COMMON SHARE

The weighted average number of common shares outstanding used to compute basic and diluted net income per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic	446	443	446	443
Effect of employee stock-based awards	3	4	3	4

Diluted	449	447	449	447

Options to purchase 1.6 million and 1.7 million shares of common stock at average exercise prices of $53.34 and $53.73 were outstanding as of September 30, 2005 and 2004, respectively, but were not included in the computation of diluted weighted average number of common shares because the option price was greater than the average market price of the common shares.

(11)	COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$126	$129	$260	$253
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable equity securities	209	48	279	55
Foreign currency translation adjustments	19	21	11	13
Changes in fair value of cash flow hedge instruments	(24)	(4)	(38)	(6)

Comprehensive income	$330	$194	$512	$315

(12)	OTHER INCOME, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Royalty and dividend income	$18	$20	$57	$48
Interest income	17	6	41	15
Gain on sale of other assets, net	—	22	36	29
Gain (loss) on investments, net	21	—	27	(39)
Foreign currency exchange gains (losses)	8	3	10	(5)
Other	2	(4)	6	3

	$66	$47	$177	$51

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

On March 31, 2005, the Minera El Bermejal S. de R.L. de C.V. joint venture, 44% owned by Newmont and 56% owned by Industrias Penoles S.A. de C.V., completed the sale of its interest in the Mezcala Gold Deposit for cash proceeds of $70 (Newmont’s share $31). The Company recorded a pre-tax gain of $31.

The gain on investments during 2005 was primarily attributable to the sale of Newmont’s investment in Kinross Gold Corporation (“Kinross”) which resulted in a pre-tax gain of $20. The loss on investments during 2004 was attributable to a pre-tax $39 impairment of Newmont’s investment in Kinross for an other-than-temporary decline in value in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

(13)	DISCONTINUED OPERATIONS

During June 2005, Newmont announced the pending sale of its Golden Grove copper-zinc operation in Western Australia to Oxiana Limited (Oxiana) for proceeds including cash of A$190 and 81.5 million Oxiana shares. The sale was completed on July 26, 2005.

Newmont accounted for the imminent disposition in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. At June 30, 2005, the carrying value of Golden Grove was reduced to its estimated fair value based upon the pending sale. A pre-tax impairment loss of $39 was recognized for the six months ended June 30, 2005. Upon the sale, a $6 million pre-tax gain (due to increase in Oxiana share price at July 26, 2005) was recognized in the three-months ended September 30, 2005.

The Company has reclassified the balance sheet amounts and the income statement results from the historical presentation to assets and liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to gain (loss) from discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

The following table details selected financial information for Golden Grove included in the gain (loss) from discontinued operations in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales - base metals, net	$1	$19	$38	$62

Income (loss) from operations	$1	$(3)	$(4)	$(5)
Gain (loss) on impairment/sale	6	—	(33)	—

Pre-tax income (loss)	7	(3)	(37)	(5)
Income tax (expense) benefit	(5)	2	7	4

Gain (loss) from discontinued operations	$2	$(1)	$(30)	$(1)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

The major classes of assets and liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	At September 30, 2005	At December 31, 2004
Assets:
Accounts receivable	$—	$3
Inventories	—	15
Stockpiles and ore on leach pads	—	2
Property, plant and mine development	—	196
Goodwill	—	32
Other assets	—	3

Total assets of operations held for sale	$—	$251

Liabilities:
Accounts payable	$—	$7
Reclamation and remediation	—	11
Other liabilities	—	28

Total liabilities of operations held for sale	$—	$46

(14)	OVACIK

On March 1, 2005, Newmont sold the Ovacik mine, located in western Turkey, to a subsidiary of Koza Davetiye, a listed Turkish conglomerate. Consideration for the mine included $20 paid at closing and various contingent payments that could total up to an additional $24.5 if all conditions precedent are met. Contingent payments received and any associated gains will be recognized as and when received.

During the nine months ended September 30, 2004, Newmont recorded a pre-tax $16 Write-down of long-lived assets related to the Ovacik mine.

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

(16)	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2005	2004
Non-cash extinguishment of infrastructure bonds	$—	$124
Non-cash settlement of prepaid forward sales obligation	$48	$—
Oxiana Limited shares received from sale of Golden Grove	$61	$—
Interest paid, net of amounts capitalized	$44	$63
Income taxes paid	$214	$215

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(17)	SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

	Three Months Ended September 30, 2005
	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau	Other Indonesia
Sales, net:
Gold	$256	$32	$338	$13	$167	$126	$—
Base Metals	$—	$—	$—	$—	$—	$231	$—
Cost applicable to sales:
Gold	$212	$23	$111	$5	$121	$38	$—
Base Metals	$—	$—	$—	$—	$—	$86	$—
Depreciation, depletion and amortization:
Gold	$32	$7	$50	$1	$29	$11	$—
Base Metals	$—	$—	$—	$—	$—	$20	$—
Other	$—	$—	$—	$—	$—	$—	$—
Exploration	$6	$1	$2	$—	$5	$—	$—
Advanced projects, research and development	$—	$1	$2	$—	$—	$—	$1
Interest expense, net	$—	$—	$—	$—	$—	$11	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$7	$(1)	$172	$6	$14	$191	$(18)
Amortization of deferred (advanced) stripping, net	$(15)	$(1)	$—	$—	$(3)	$15	$—
Capital expenditures	$118	$3	$62	$5	$27	$24	$—

	Central Asia	Africa	Exploration	Merchant Banking		Corporate and Other	Consolidated
Sales, net:
Gold	$13	$—	$—		$—	$(12)	$933
Base Metals	$—	$—	$—		$—	$—	$231
Cost applicable to sales:
Gold	$6	$—	$—		$—	$—	$516
Base Metals	$—	$—	$—	$		$—	$86
Depreciation, depletion and amortization:
Gold	$2	$—	$—		$—	$—	$132
Base Metals	$—	$—	$—		$—	$—	$20
Other	$—	$—	$—		$3	$5	$8
Exploration	$—	$3	$24		$—	$—	$41
Advanced projects, research and development	$—	$5	$—		$3	$6	$18
Interest expense, net	$—	$—	$—		$—	$13	$24
Pre-tax income (loss) before minority interest and equity income of affiliates	$4	$(8)	$(23)		$33	$(44)	$333
Amortization of deferred (advanced) stripping, net	$—	$—	$—		$—	$—	$(4)
Capital expenditures	$2	$94	$—		$1	$20	$356

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2004
	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau	Other Indonesia
Sales, net:
Gold	$238	$23	$310	$2	$187	$94	$9
Base Metals	$—	$—	$—	$—	$—	$247	$—
Cost applicable to sales:
Gold	$170	$19	$113	$1	$127	$29	$4
Base Metals	$—	$—	$—	$—	$—	$90	$—
Depreciation, depletion and amortization:
Gold	$29	$5	$49	$—	$29	$8	$—
Base Metals	$—	$—	$—	$—	$—	$22	$—
Other	$—	$—	$—	$—	$1	$—	$—
Exploration	$2	$—	$2	$—	$5	$—	$—
Advanced projects, research and development	$6	$—	$6	$—	$—	$—	$3
Interest expense, net	$—	$—	$3	$—	$—	$10	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$29	$(1)	$130	$(2)	$4	$183	$(2)
Amortization of deferred (advanced) stripping, net	$(7)	$—	$—	$—	$12	$21	$—
Capital expenditures	$49	$5	$42	$1	$14	$4	$—

	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$32	$—	$—	$—	$2	$897
Base Metals	$—	$—	$—	$—	$—	$247
Cost applicable to sales:
Gold	$15	$—	$—	$—	$—	$478
Base Metals	$—	$—	$—	$—	$1	$91
Depreciation, depletion and amortization:
Gold	$8	$—	$—	$—	$—	$128
Base Metals	$—	$—	$—	$—	$—	$22
Other	$—	$—	$—	$6	$5	$12
Exploration	$—	$—	$19	$—	$—	$28
Advanced projects, research and development	$1	$4	$—	$2	$3	$25
Interest expense, net	$—	$—	$—	$—	$14	$27
Pre-tax income (loss) before minority interest and equity income of affiliates	$7	$(4)	$(21)	$23	$(32)	$314
Amortization of deferred (advanced) stripping, net	$(1)	$—	$—	$—	$—	$25
Capital expenditures	$3	$32	$—	$—	$11	$161

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2005
	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau	Other Indonesia
Sales, net:
Gold	$762	$99	$976	$20	$523	$232	$—
Base Metals	$—	$—	$—	$—	$—	$504	$—
Cost applicable to sales:
Gold	$585	$71	$334	$9	$383	$80	$—
Base Metals	$—	$—	$—	$—	$—	$226	$—
Depreciation, depletion and amortization:
Gold	$92	$21	$148	$2	$87	$25	$—
Base Metals	$—	$—	$—	$—	$—	$67	$—
Other	$—	$—	$—	$—	$2	$—	$—
Exploration	$14	$6	$5	$1	$15	$—	$—
Advanced projects, research and development	$—	$3	$2	$—	$—	$—	$4
Interest expense, net	$—	$—	$—	$—	$—	$32	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$64	$(2)	$485	$6	$40	$309	$(37)
Amortization of deferred (advanced) stripping, net	$(48)	$(2)	$—	$—	$1	$(1)	$—
Capital expenditures	$324	$7	$169	$20	$72	$52	$—
Total assets	$1,961	$98	$1,421	$54	$1,063	$2,311	$93

	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$40	$—	$—	$—	$(33)	$2,619
Base Metals	$—	$—	$—	$—	$—	$504
Cost applicable to sales:
Gold	$20	$—	$—	$—	$—	$1,482
Base Metals	$—	$—	$—	$1	$—	$227
Depreciation, depletion and amortization:
Gold	$7	$—	$—	$—	$—	$382
Base Metals	$—	$—	$—	$—	$—	$67
Other	$2	$1	$—	$15	$13	$33
Exploration	$—	$6	$60	$—	$—	$107
Advanced projects, research and development	$1	$13	$—	$12	$15	$50
Interest expense, net	$1	$—	$—	$—	$43	$76
Pre-tax income (loss) before minority interest and equity income of affiliates	$8	$(21)	$(60)	$80	$(151)	$721
Amortization of deferred (advanced) stripping, net	$—	$—	$—	$—	$—	$(50)
Capital expenditures	$3	$206	$—	$3	$34	$890
Total assets	$108	$575	$1,135	$2,989	$2,147	$13,955

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2004
	Nevada	Other North America	Yanacocha	Other South America	Australia/ New Zealand	Batu Hijau	Other Indonesia
Sales, net:
Gold	$736	$88	$882	$8	$572	$209	$30
Base Metals	$—	$—	$—	$—	$—	$588	$—
Cost applicable to sales:
Gold	$525	$61	$321	$8	$390	$68	$20
Base Metals	$—	$—	$—	$—	$—	$226	$—
Depreciation, depletion and amortization:
Gold	$96	$17	$151	$2	$95	$20	$3
Base Metals	$—	$—	$—	$—	$—	$65	$—
Other	$—	$—	$—	$—	$3	$—	$—
Exploration	$10	$—	$3	$—	$11	$—	$—
Advanced projects, research and development	$6	$—	$11	$1	$—	$—	$7
Interest expense, net	$—	$—	$4	$—	$—	$32	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$99	$9	$383	$(6)	$42	$388	$(3)
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$—	$(84)	$—
Amortization of deferred (advanced) stripping, net	$(47)	$—	$—	$—	$9	$48	$—
Capital expenditures	$117	$9	$176	$1	$67	$30	$—
Total assets from continuing operations	$1,547	$101	$1,147	$12	$1,138	$2,337	$94

	Central Asia	Africa	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$112	$—	$—	$—	$7	$2,644
Base Metals	$—	$—	$—	$—	$—	$588
Cost applicable to sales:
Gold	$49	$—	$—	$—	$—	$1,442
Base Metals	$—	$—	$—	$—	$1	$227
Depreciation, depletion and amortization:
Gold	$24	$—	$—	$—	$—	$408
Base Metals	$—	$—	$—	$—	$—	$65
Other	$—	$—	$1	$18	$9	$31
Exploration	$1	$—	$51	$—	$—	$76
Advanced projects, research and development	$2	$11	$—	$5	$16	$59
Interest expense, net	$—	$—	$—	$—	$41	$77
Pre-tax income (loss) before minority interest and equity income of affiliates	$18	$(15)	$(56)	$(5)	$(110)	$744
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$37	$(47)
Amortization of deferred (advanced) stripping, net	$(2)	$—	$—	$—	$—	$8
Capital expenditures	$16	$52	$—	$4	$25	$497
Total assets from continuing operations	$179	$292	$1,144	$2,408	$1,767	$12,166
Assets held for sale						$252

Total assets						$12,418

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(18)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	Three Months Ended September 30, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$779	$154	$—	$933
Sales - base metals, net	—	231	—	—	231

	—	1,010	154	—	1,164

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	402	114		516
Base metals	—	86	—	—	86
Depreciation, depletion and amortization	—	130	30	—	160
Exploration	—	28	13	—	41
Advanced projects, research and development	—	9	9	—	18
General and administrative	—	30	2	—	32
Other	—	21	—	(1)	20

	—	706	168	(1)	873

Other income (expense)
Other income (expense), net	7	14	45	—	66
Interest income - intercompany	28	12	—	(40)	—
Interest expense - intercompany	(2)	—	(38)	40	—
Interest expense, net	(10)	(12)	(2)	—	(24)

	23	14	5	—	42

Income from continuing operations before taxes, minority interest and equity income of affiliates	23	318	(9)	1	333
Income tax (expense) benefit	(26)	(68)	—	—	(94)
Minority interest in income of subsidiaries	—	(116)	—	1	(115)
Equity income (loss) of affiliates	129	—	27	(156)	—

Income from continuing operations	126	134	18	(154)	124
Income from discontinued operations	—	—	2	—	2

Net income	$126	$134	$20	$(154)	$126

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2004
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$706	$191	$—	$897
Sales - base metals, net	—	247	—	—	247

	—	953	191	—	1,144

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	351	131	(4)	478
Base metals	—	91	—	—	91
Depreciation, depletion and amortization	—	122	40	—	162
Exploration	—	20	8	—	28
Advanced projects, research and development	—	15	10	—	25
General and administrative	—	19	—	3	22
Write-down of long-lived assets	—	4	6	—	10
Other	—	15	19	—	34

	—	637	214	(1)	850

Other income (expense)
Other income (expense), net	4	18	25	—	47
Interest income - intercompany	28	57	1	(86)	—
Interest expense - intercompany	(51)	—	(35)	86	—
Interest expense, net	(1)	(23)	(3)	—	(27)

	(20)	52	(12)	—	20

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	(20)	368	(35)	1	314
Income tax expense	7	(129)	28	—	(94)
Minority interest in income of subsidiaries	—	(91)	5	(4)	(90)
Equity income (loss) of affiliates	142	—	27	(169)	—

Income from continuing operations	129	148	25	(172)	130
Loss from discontinued operations	—	—	(1)	—	(1)

Net income (loss)	$129	$148	$24	$(172)	$129

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$2,126	$493	$—	$2,619
Sales - base metals, net	—	504	—	—	504

	—	2,630	493	—	3,123

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,121	367	(6)	1,482
Base metals	—	226	1	—	227
Depreciation, depletion and amortization	—	382	100	—	482
Exploration	—	72	35	—	107
Advanced projects, research and development	—	20	30	—	50
General and administrative	—	88	3	4	95
Write-down of long-lived assets	—	—	2	—	2
Other	—	49	9	—	58

	—	1,958	547	(2)	2,503

Other income (expense)
Other income (expense), net	12	72	93	—	177
Interest income - intercompany	89	33	1	(123)	—
Interest expense - intercompany	(6)	—	(117)	123	—
Interest expense, net	(21)	(48)	(7)	—	(76)

	74	57	(30)	—	101

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	74	729	(84)	2	721
Income tax (expense) benefit	(19)	(217)	50	—	(186)
Minority interest in income of subsidiaries	—	(251)	2	1	(248)
Equity income of affiliates	205	—	57	(259)	3

Income from continuing operations	260	261	25	(256)	290
Loss from discontinued operations	—	—	(30)	—	(30)

Net income (loss)	$260	$261	$(5)	$(256)	$260

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Condensed Consolidating Statement of Income	Nine Months Ended September 30, 2004
	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales- gold, net	$—	$2,059	$585	$—	$2,644
Sales - base metals, net	—	588	—	—	588

	—	2,647	585	—	3,232

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,051	401	(10)	1,442
Base metals	—	227	—	—	227
Depreciation, depletion and amortization	—	379	125	—	504
Exploration	—	52	24	—	76
Advanced projects, research and development	—	34	25	—	59
General and administrative	—	62	9	9	80
Write-down of long-lived assets	—	4	22	—	26
Other	—	20	28	—	48

	—	1,829	634	(1)	2,462

Other income (expense)
Other income (expense), net	3	19	29	—	51
Interest income - intercompany	74	35	1	(110)	—
Interest expense - intercompany	(6)	—	(104)	110	—
Interest expense, net	(2)	(68)	(7)	—	(77)

	69	(14)	(81)	—	(26)

Income from continuing operations before taxes, minority interest and equity income of affiliates	69	804	(130)	1	744
Income tax expense	(24)	(316)	126	—	(214)
Minority interest in income of subsidiaries	—	(233)	4	(1)	(230)
Equity income of affiliates	208	—	43	(250)	1

Income from continuing operations	253	255	43	(250)	301
Loss from discontinued operations	—	—	(1)	—	(1)
Cumulative effect of a change in accounting principle	—	(47)	—	—	(47)

Net income	$253	$208	$42	$(250)	$253

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Condensed Consolidating Balance Sheets	At September 30, 2005
	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$880	$214	$—	$1,095
Marketable securities and other short-term investments	—	830	122	—	952
Trade receivables	—	94	6	—	100
Accounts receivable	1,759	2,283	409	(4,273)	178
Inventories	—	293	49	—	342
Stockpiles and ore on leach pads	—	222	24	—	246
Other current assets	3	195	25	—	223

Current assets	1,763	4,797	849	(4,273)	3,136
Property, plant and mine development, net	(9)	3,992	1,544	—	5,527
Investments	—	1	794	—	795
Investments in subsidiaries	5,098	1	4,070	(9,169)	—
Long-term stockpiles and ore on leach pads	—	536	39	—	575
Deferred income tax assets	(6)	521	118	—	633
Other long-term assets	1,650	987	319	(2,659)	297
Goodwill	—	41	2,951	—	2,992

Total assets	$8,496	$10,876	$10,684	$(16,101)	$13,955

Liabilities
Current portion of long-term debt	$—	$216	$1	$—	$217
Accounts payable	50	3,913	546	(4,272)	237
Employee related benefits	—	108	27	—	135
Other current liabilities and deferred revenue	45	455	152	(1)	651

Current liabilities	95	4,692	726	(4,273)	1,240
Long-term debt	597	1,068	125	—	1,790
Reclamation and remediation liabilities	—	301	114	—	415
Employee-related benefits	—	225	21	—	246
Deferred income tax liabilities	52	224	243	—	519
Other long-term liabilities and deferred revenue	247	236	2,568	(2,570)	481

Total liabilities	991	6,746	3,797	(6,843)	4,691

Minority interest in subsidiaries	—	958	322	(362)	918

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	664	—	—	—	664
Additional paid-in capital	5,706	2,219	5,087	(6,466)	6,546
Accumulated other comprehensive income (loss)	399	(87)	268	(181)	399
Retained earnings	736	1,040	1,149	(2,188)	737

Total stockholders’ equity	7,505	3,172	6,565	(8,896)	8,346

Total liabilities and stockholders’ equity	$8,496	$10,876	$10,684	$(16,101)	$13,955

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Condensed Consolidating Balance Sheets	At December 31, 2004
	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$690	$90	$—	$781
Marketable securities and other short-term investments	—	790	153	—	943
Trade receivables	—	73	4	—	77
Accounts receivable	1,262	449	455	(2,036)	130
Inventories	—	213	36	—	249
Stockpiles and ore on leach pads	—	201	29	—	230
Other current assets	4	248	36	—	288

Current assets	1,267	2,664	803	(2,036)	2,698
Property, plant and mine development, net	(3)	3,786	1,382	—	5,165
Investments	—	1	385	—	386
Investments in subsidiaries	4,574	1	3,582	(8,157)	—
Long-term stockpiles and ore on leach pads	—	482	43	—	525
Deferred income tax assets	7	425	60	—	492
Other long-term assets	1,767	732	104	(2,338)	265
Goodwill	—	41	2,953	—	2,994
Assets held for sale	—	—	251	—	251

Total assets	$7,612	$8,132	$9,563	$(12,531)	$12,776

Liabilities
Current portion of long-term debt	$—	$265	$21	$—	$286
Accounts payable	44	1,560	656	(2,036)	224
Employee related benefits	—	107	23	—	130
Other current liabilities and deferred revenue	28	287	128	3	446

Current liabilities	72	2,219	828	(2,033)	1,086
Long-term debt	—	1,191	125	—	1,316
Reclamation and remediation liabilities	—	294	127	—	421
Employee-related benefits	—	224	21	—	245
Deferred income tax liabilities	52	224	159	25	460
Other long-term liabilities and deferred revenue	247	235	2,510	(2,503)	489
Liabilities of operations held for sale	—	—	46	—	46

Total liabilities	371	4,387	3,816	(4,511)	4,063

Minority interest in subsidiaries	—	811	323	(359)	775

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	656	—	—	—	656
Additional paid-in capital	5,836	2,218	4,847	(6,377)	6,524
Accumulated other comprehensive income (loss)	147	(65)	38	27	147
Retained earnings	602	781	478	(1,250)	611

Total stockholders’ equity	7,241	2,934	5,424	(7,661)	7,938

Total liabilities and stockholders’ equity	$7,612	$8,132	$9,563	$(12,531)	$12,776

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Condensed Consolidating Statement of Cash Flows	Nine Months Ended September 30, 2005
	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$260	$261	$(108)	$(153)	$260
Adjustments to reconcile net income to net cash provided by operating activities	(199)	662	67	153	683
Change in operating assets and liabilities	6	(199)	6	—	(187)

Net cash provided from operating activities	67	724	(35)	—	756
Net cash from discontinued operations	—	—	5	—	5

Net cash from operations	67	724	(30)	—	761

Investing activities:
Additions to property, plant and mine development	—	(613)	(277)	—	(890)
Additions to property, plant and mine development of discontinued operations	—	—	(21)	—	(21)
Investment in marketable debt and equity securities	—	(2,476)	(54)	—	(2,530)
Proceeds from sale of marketable debt and equity securities	—	2,437	126		2,563
Investments in affiliates	(49)	—	—	49	—
Proceeds from sale of assets and other	—	3	200	—	203

Net cash (used in) provided by investing activities	(49)	(649)	(26)	49	(675)

Financing activities:
Net borrowings	92	203	146	—	441
Dividends paid to common stockholders	(127)	—	(7)	—	(134)
Dividends paid to minority interests	—	(85)	—	—	(85)
Common stock issued for compensation plans and other	17	—	49	(49)	17
Change in restricted cash and other	—	—	(8)	—	(8)

Net cash (used in) provided by financing activities	(18)	118	180	(49)	231

Effect of exchange rate changes on cash	—	(3)	—	—	(3)

Net change in cash and cash equivalents	—	190	124	—	314
Cash and cash equivalents at beginning of period	1	690	90	—	781

Cash and cash equivalents at end of period	$1	$880	$214	$—	$1,095

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2004
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$253	$208	$42	$(250)	$253
Adjustments to reconcile net income to net cash provided by operating activities	(185)	772	56	251	894
Change in operating assets and liabilities	(1)	(143)	(38)	(1)	(183)

Net cash provided from operating activities	67	837	60	—	964
Net cash from discontinued operations	—	—	8	—	8

Net cash from operations	67	837	68	—	972

Investing activities:
Additions to property, plant and mine development	—	(369)	(128)	—	(497)
Additions to property, plant and mind development of discontinued operations	—	—	(23)	—	(23)
Investment in marketable debt and equity securities	(40)	(1,120)	(180)	—	(1,340)
Proceeds from sale of marketable debt and equity securities	—	677	3	—	680
Cash recorded upon consolidation of Batu Hijau	—	82	—	—	82
Proceeds from sale of assets and other	—	16	9	—	25

Net cash used in investing activities	(40)	(714)	(319)	—	(1,073)

Financing activities:
Net borrowings	23	(371)	245	—	(103)
Dividends paid to common stockholders	(81)	—	(8)	—	(89)
Dividends paid to minority interests	—	(95)	1	—	(94)
Common stock issued for compensation plans and other	31	18	1	—	50

Net cash (used in) provided by financing activities	(27)	(448)	239	—	(236)

Effect of exchange rate changes on cash	—	(1)	(2)	—	(3)

Net change in cash and cash equivalents	—	(326)	(14)	—	(340)
Cash and cash equivalents at beginning of period	—	1,028	102	—	1,130

Cash and cash equivalents at end of period	$—	$702	$88	$—	$790

(19)	COMMITMENTS AND CONTINGENCIES

General

The Company follows SFAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that a liability had been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss may be incurred.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2005 and December 31, 2004, $405 and $399, respectively, were accrued for reclamation costs relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” See Note 8.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $69 and $75 were accrued for such obligations at September 30, 2005 and December 31, 2004, respectively. These amounts are included in Other current liabilities and deferred revenue and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 80% greater or 40% lower than the amount accrued at September 30, 2005. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Costs and expenses, Other in the period estimates are revised.

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

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In March 2003, the EPA notified Dawn and Newmont that it had thus far expended $12 on the Remedial Investigation/Feasibility Study under CERCLA “RI/FS”. In October 2005, the EPA issued the RI/FS on this property in which it indicated a preferred remedy estimated to cost approximately $150. Newmont and Dawn are currently analyzing this proposal and will file comments on it with the EPA.

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

Dawn Mill Site. Dawn also owns a uranium mill site facility, located on private land near Ford, Washington, which is subject to state and federal regulation. In late 1999, Dawn sought and later received state approval for a revised closure plan that expedites the reclamation process at the site. The currently approved plan for the site is guaranteed by Newmont.

Idarado Mining Company (“Idarado”)—80.1% Newmont Owned

In July 1992, Newmont and Idarado signed a consent decree with the State of Colorado (“State”), which was agreed to by the U.S. District Court of Colorado, to settle a lawsuit brought by the State under CERCLA.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

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

PT Newmont Minahasa Raya (“PTNMR”)—80% Newmont Owned

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the prosecutor called its first witnesses in October 2005.

A civil lawsuit against PTNMR, which was filed by three residents of Buyat Pante, a village located near the Minahasa mine, was settled without payment to the plaintiffs in December 2004. In addition, on March 9, 2005, the Indonesian Ministry of the Environment filed a civil lawsuit against PTNMR and its President Director in relation to these allegations, seeking in excess of $100 in monetary damages. In October 2005, PTNMR filed an objection to the court’s jurisdiction, contending that the Government previously agreed to resolve any disputes through out-of-court conciliation or arbitration. The parties have commenced settlement negotiations relating to this lawsuit.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

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

In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site and the defendants have collectively implemented those orders by constructing a water treatment plant, which was placed in operation in early 1992. Remaining remedial work for this area consists of water treatment plant operation and continuing environmental monitoring and maintenance activities. Newmont and Resurrection are currently responsible for 50% of these costs, but their share of such costs could increase in the event other defendants become unable to pay their share of such costs. On August 9, 2005, ASARCO LLC, the party responsible for the other 50% of these costs, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Southern District of Texas. The company is is evaluating the effect that the ASARCO bankruptcy could have on its obligations.

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

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in two of the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits previously have entered into settlement agreements with Yanacocha. In December 2003, the Superior Court in Cajamarca granted a resolution upholding the validity of certain challenged settlement agreements. This ruling has been affirmed by the Peruvian Supreme Court. In addition, Yanacocha has recently entered into settlement agreements with approximately 300 additional plaintiffs.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

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

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. As of September 30, 2005 and December 31, 2004, the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $312 and $306, respectively, classified in Other long-term liabilities and deferred revenue. This amount represents what the Company believes will be the probable outcome of such disputes for all tax years for which additional income taxes can be assessed.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are nil for 2005 and 2006, $9 for 2007, $3 for 2008 and $25 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2005 and December 31, 2004, there were $376 and $357, respectively, of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 11 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the nine months ended September 30, 2005 was 7.8. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, minority interest and equity income (loss) of affiliates, divided by interest expense, net. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions, except per share, per ounce and per pound amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “IDR” to Indonesian currency and “$” to United States currency.

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report.

Selected Financial and Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$1,164	$1,144	$3,123	$3,232
Income from continuing operations	$124	$130	$290	$301
Net income	$126	$129	$260	$253
Net income per common share, basic and diluted
Income from continuing operations	$0.28	$0.29	$0.65	$0.68
Net income	$0.28	$0.29	$0.58	$0.57
Consolidated gold ounces sold (thousands)	2,164	2,234	6,167	6,570
Consolidated copper pounds sold (millions)	190	198	444	519
Average price received(1)
Gold (per ounce)	$435	$403	$427	$404
Copper (per pound)	$1.49	$1.42	$1.39	$1.31
Costs applicable to sales (2)
Gold (per ounce)	$238	$215	$240	$219
Copper (per pound)	$0.45	$0.45	$0.51	$0.44

(1)	Before treatment and refining charges.

(2)	Excludes depreciation, depletion and amortization.

Consolidated Financial Results

Newmont’s income from continuing operations for the three and nine month periods ended September 30, 2005 was $124, or $0.28 per share, and $290, or $0.65 per share, respectively. Income from continuing operations decreased 5% and 4% during the three and nine month periods of 2005, as compared to the corresponding periods in 2004. Results for the three and nine month periods of 2005 compared to 2004 were favorably impacted by higher realized gold and copper prices, partially offset by higher diesel and commodity costs and fewer gold ounces and copper pounds sold. Net income was positively impacted by the sale of our investment in Kinross Gold Corporation (“Kinross”) during the third quarter of 2005 which resulted in a pre-tax gain of $20. Net income was negatively impacted by the Loss from discontinued operations of $30 for the nine month period in 2005, primarily resulting from the write-down of long-lived assets at the Golden Grove mine in Australia (see Note 13 to the Condensed Consolidated Financial Statements). The 2004 three and nine month periods included a $16 after-tax write-down of long-lived assets at the Ovacik mine in Turkey and a $39 pre-tax charge for an other-than-temporary decline in the value of the Company’s investment in Kinross Gold Corporation. Newmont also recorded charges for the Cumulative effect of a change in accounting principle of $47 during the first quarter of 2004 upon consolidating the Batu Hijau mine to conform Batu Hijau’s accounting policies to Newmont’s accounting policies (see Note 15 to the Condensed Consolidated Financial Statements).

The Company finalizes annual life-of-mine plans in the fourth quarter in conjunction with its annual budgeting cycle. These plans are used to perform the Company’s annual goodwill impairment testing and may also indicate impairment evaluations should be performed on other long-lived assets. These evaluations reflect, among other things, the Company’s view of 1) long-term metal prices, 2) the magnitude of and length of time increased consumable costs will continue to impact future operating and capital costs, 3) production from incrementally higher cost deposits, 4) value assigned to non-reserve materials previously acquired, 5) intent and ability to dispose of certain assets and 6) estimated fair market values of assets intended to be disposed of. Any resulting impairments could have a material impact on the financial results of the Company.

Gold sales, net for the three months ended September 30, 2005 increased $36, or 4%, compared to the corresponding period in 2004 as higher realized prices more than offset lower ounces sold. Gold sales for the nine months ended September 30, 2005 decreased $25, or 1%, compared to the same period in 2004 as lower ounces sold more than offset higher realized prices. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consolidated gold sales:
Gross	$940	$900	$2,633	$2,650
Less: Treatment and refining charges	(7)	(3)	(14)	(6)

Net	$933	$897	$2,619	$2,644

Consolidated gold ounces sold (thousands)	2,164	2,234	6,167	6,570
Average price realized per ounce – gross	$435	$403	$427	$404
Average price realized per ounce – net	$431	$402	$425	$403

The change in consolidated gold sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005 vs. 2004	2005 vs. 2004
Change in consolidated ounces sold	$(28)	$(161)
Change in average realized gold price	68	144
Change in treatment and refining charges	(4)	(8)

	$36	$(25)

Copper sales, net for the three and nine month periods ended September 30, 2005 decreased $16, or 6%, and $84, or 14%, respectively, as compared with the corresponding periods in 2004 as lower sales volumes and higher treatment and refining charges were only partially offset by higher realized prices. Realized copper revenues were reduced (increased) by $36 and $(26) for the three month periods ended September 30, 2005 and 2004, respectively, and $88 and $(26) for the nine month periods ending September 30, 2005 and 2004, respectively, from derivative transactions associated with the copper collar contracts and provisional pricing mark-to-market in copper sales contracts. See also Item 3 regarding Copper Collar contracts. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consolidated copper sales:
Gross	$282	$281	$617	$679
Less: Treatment and refining charges	(51)	(34)	(113)	(91)

Net	$231	$247	$504	$588

Consolidated copper pounds sold (millions)	190	198	444	519
Average price realized per pound – gross	$1.49	$1.42	$1.39	$1.31
Average price realized per pound – net	$1.22	$1.24	$1.14	$1.13

The change in consolidated copper sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005 vs. 2004	2005 vs. 2004
Change in consolidated pounds sold	$(12)	$(99)
Change in average realized copper price	13	37
Change in treatment and refining charges	(17)	(22)

	$(16)	$(84)

Costs applicable to sales increased $33, or 6%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Costs applicable to sales increased $40, or 2%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, as detailed in the table below. The increase in the third quarter of 2005 is primarily due to increased diesel and other commodity prices and increased labor costs. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales by operation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
North America:
Nevada, USA	$212	$170	$585	$525
Golden Giant, Canada	11	11	35	35
Holloway, Canada	8	5	25	18
La Herradura, Mexico	4	3	11	8

	235	189	656	586

South America:
Yanacocha, Peru	111	113	334	321
Kori Kollo, Bolivia	5	1	9	8

	116	114	343	329

Australia/New Zealand:
Pajingo, Australia	15	14	45	43
Yandal, Australia	28	24	89	83
Tanami, Australia	38	46	125	140
Kalgoorlie, Australia	32	35	102	104
Martha, New Zealand	8	8	22	20

	121	127	383	390

Indonesia:
Batu Hijau
Gold	38	29	80	68
Copper	86	90	226	226
Minahasa	—	4	—	20

	124	123	306	314

Central Asia:
Zarafshan, Uzbekistan	6	8	20	26
Ovacik, Turkey	—	7	—	23

	6	15	20	49

Other	—	1	1	1

	$602	$569	$1,709	$1,669

Deferred stripping. In general, mining costs are allocated to production costs, stockpiles, ore on leach pads and inventories, and are charged to Costs applicable to sales when gold or copper is sold. However, at certain open pit mines that have diverse grades and waste-to-ore ratios over the mine life, the Company defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as deferred stripping costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grade and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of such production at the Company’s operations where it is employed, by assigning each ounce of gold with an equivalent amount of waste removal cost. If the Company were to expense stripping costs as incurred, there might be greater volatility in the Company’s period-to-period results of operations. See Recent Accounting Pronouncements, below, for discussion of changes to future accounting for waste removal costs.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows:

	Three Months Ended September 30,
	Nevada(4)		La Herradura(5)		Tanami(6)		Kalgoorlie(7)
	2005	2004	2005	2004	2005	2004	2005	2004
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
Stripping ratio(1)	126.6	126.5	146.9	149.1	N/A	82.3	100.1	110.9
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.046	0.051	0.034	0.034	N/A	0.160	0.061	0.061
Actuals for Year
Stripping ratio(1)	130.9	125.2	255.6	159.5	N/A	45.7	124.9	78.3
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.055	0.055	0.024	0.028	N/A	0.120	0.058	0.067
Remaining Mine Life (years)(3)	16	10	4	4	N/A	1	12	14

	Three Months Ended September 30,
	Martha(8)		Ovacik(9)		Batu Hijau(10)
	2005	2004	2005	2004	2005	2004
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
Stripping ratio(1)	18.8	26.1	N/A	40.2	0.20	0.22
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.114	0.107	N/A	0.426	4.93	4.63
Actuals for Year
Stripping ratio(1)	16.3	23.1	N/A	58.9	0.15	0.14
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.131	0.106	N/A	0.427	6.69	6.99
Remaining Mine Life (years)(3)	1	3	N/A	1	13	14

	Nine Months Ended September 30,
	Nevada(4)		La Herradura(5)		Tanami(6)		Kalgoorlie(7)
	2005	2004	2005	2004	2005	2004	2005	2004
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
Stripping ratio(1)	126.6	126.5	146.9	149.1	N/A	82.3	100.1	110.9
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.046	0.051	0.034	0.034	N/A	0.160	0.061	0.061
Actuals for Year
Stripping ratio(1)	157.6	192.5	190.5	149.7	N/A	52.2	104.3	99.2
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.050	0.053	0.028	0.027	N/A	0.130	0.064	0.063
Remaining Mine Life (years)(3)	16	10	4	4	N/A	1	12	14

	Nine Months Ended September 30,
	Martha(8)		Ovacik(9)		Batu Hijau(10)
	2005	2004	2005	2004	2005	2004
Life-of-Mine Assumptions Used as Basis For Deferred Stripping Calculations
Stripping ratio(1)	18.8	26.1	N/A	40.2	0.20	0.22
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.114	0.107	N/A	0.426	4.93	4.63
Actuals for Year
Stripping ratio(1)	13.0	34.7	N/A	57.0	0.22	0.15
Average ore grade (ounces of gold or pounds of copper equivalent per ton)(2)	0.150	0.087	N/A	0.298	4.61	6.68
Remaining Mine Life (years)(3)	1	3	N/A	1	13	14

(1)	Total tons to be mined in future divided by total ounces of gold or total pounds of copper equivalent to be recovered in future, based on proven and probable reserves. Pounds of copper equivalent equate to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.

(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.

(3)	Remaining mine life (years) is as of January 1st of the year being presented and is based on the then current life-of-mine plan.

(4)	The actual stripping ratio for the three months is consistent with both the prior year and life-of-mine. The actual stripping ratio for the nine months decreased in 2005 as 2004 included increased waste removal for the Gold Quarry South Layback at Carlin and Section 30 at Twin Creeks.

(5)	The actual stripping ratio for the three and nine months has increased primarily due to increased waste tons being mined. La Herradura is included in the Company’s Other North America operating segment.

(6)	The Tanami open pit was completed in 2004. Tanami is included in the Company’s Australia/New Zealand reportable segment.

(7)	The actual stripping ratio for the three months increased in 2005 due to lower grade material being mined and additional waste tons mined. Kalgoorlie is included in the Company’s Australia/New Zealand reportable segment.

(8)	The life-of-mine stripping ratio decreased in 2005 based on an updated life-of-mine plan with higher average ore grade. The actual stripping ratio for the three and nine months decreased in 2005 primarily due to the higher average ore grade and lower movement of waste tonnage. The average ore grade increased in 2005 as mining activity in 2004 was restricted to low grade areas. Martha is included in the Company’s Australia/New Zealand reportable segment.

(9)	Ovacik is included in the Company’s Central Asia reportable segment.

(10)	The actual stripping ratio for the three months is significantly lower than the life-of-mine stripping ratio as a direct result of the higher average ore grade. The actual stripping ratio for the nine months is significantly higher than the prior year stripping ratio, primarily a result of the lower average ore grade. The average ore grade has been significantly impacted as the pit wall failures limited access to high-grade ore.

Depreciation, depletion and amortization (“DD&A”) decreased $2, or 1%, and $22 or 4%, for the three and nine month periods ended September 30, 2005, respectively, compared to the corresponding periods in 2004 as detailed in the table below and primarily relates to the suspension of mining and subsequent sale of Ovacik. Newmont expects 2005 DD&A to be between $670 and $700.

The following is a summary of Depreciation, depletion and amortization by operation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
North America:
Nevada, USA	$32	$29	$92	$96
Golden Giant, Canada	3	2	8	9
Holloway, Canada	3	1	9	4
La Herradura, Mexico	1	2	4	4

	39	34	113	113

South America:
Yanacocha, Peru	50	49	148	151
Kori Kollo, Bolivia	1	—	2	2

	51	49	150	153

Australia/New Zealand:
Pajingo, Australia	7	7	19	22
Yandal, Australia	7	5	19	22
Tanami, Australia	8	9	25	29
Kalgoorlie, Australia	4	4	12	12
Martha, New Zealand	3	4	12	10
Other, Australia	—	1	2	3

	29	30	89	98

Indonesia:
Batu Hijau
Gold	11	8	25	20
Copper	20	22	67	65
Minahasa	—	—	—	3

	31	30	92	88

Central Asia:
Zarafshan, Uzbekistan	2	2	7	8
Ovacik, Turkey	—	6	2	16

	2	8	9	24

Africa	—	—	1	—

Other:
Merchant Banking	3	6	15	18
Corporate and Other	5	5	13	10

	8	11	28	28

	$160	$162	$482	$504

Exploration increased $13, or 46%, and $31, or 41%, for the three and nine month periods ended September 30, 2005, respectively, compared to the corresponding periods in 2004. The increase was primarily a result of increased spending in Canada, South America and Ghana. Newmont expects 2005 Exploration expense to be between $145 and $150.

Advanced projects, research and development decreased $7, or 28%, and $9, or 15%, for the three and nine month periods ended September 30, 2005, respectively, compared to the corresponding periods in 2004 and includes spending for the Akyem, Minas Conga, Ahafo, Alberta Oil Sands and other projects. Newmont expects 2005 Advanced projects, research and development expenses to be between $60 and $70.

General and administrative expenses increased $10 or 45% and $15 or 19% for the three and nine month periods ended September 30, 2005, respectively, compared to the corresponding periods in 2004 primarily as a result of increased legal, consulting and contract services fees. Newmont expects 2005 General and administrative expenses to be between $125 and $130.

Other costs and expenses, net decreased $14, or 41%, for the three month period ended September 30, 2005 and increased $10, or 21%, for the nine month period ended September 30, 2005, compared to the corresponding periods in 2004. The three month period ended September 30, 2005 expense is primarily due to legal and other costs incurred in regard to pollution allegations at Minahasa in Indonesia. The nine month period ended September 30, 2005 expense primarily consists of costs incurred to stabilize material and repair damage to roads and utility lines for a waste dump slide in Nevada, legal and other costs incurred in regard to pollution allegations at Minahasa in Indonesia and a settlement loss related to senior management pension obligations. The expense in the comparable periods in 2004 was primarily attributable to reclamation charges for non-operating mine sites, severance and closure expenses and inventory write-downs at non-operating properties.

Other income, net was $66 and $47 for the third quarter of 2005 and 2004, respectively, and $177 and $51 for the nine months ended September 30, 2005 and 2004, respectively, and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Royalty and dividend income	$18	$20	$57	$48
Interest income	17	6	41	15
Gain on sale of other assets, net	—	22	36	29
Gain (loss) on investments, net	21	—	27	(39)
Foreign currency exchange gains (losses)	8	3	10	(5)
Other	2	(4)	6	3

	$66	$47	$177	$51

Royalty and dividend income increased in the nine month period due to higher gold, oil and gas prices and as a result of distributions received from the Company’s investment in Canadian Oil Sands Trust, which was acquired during the second and third quarters of 2004.

Interest income increased in the three and nine month periods due to increased funds available for investment and higher investment yields.

On March 31, 2005, the Minera El Bermejal S. de R.L. de C.V. joint venture, 44% owned by Newmont and 56% owned by Industrias Penoles S.A. de C.V., completed the sale of its interest in the Mezcala Gold Deposit for cash proceeds of $70 (Newmont’s share $31). The Company recorded a pre-tax gain of $31.

The gain on investments during 2005 was primarily attributable to the sale of Newmont’s investment in Kinross which resulted in a pre-tax gain of $20. The loss on investments during 2004 was attributable to a $39 impairment of Newmont’s investment in Kinross for an other-than-temporary decline in value in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Interest expense, net of capitalized interest for the three and nine month periods ended September 30, 2005 approximated the corresponding periods in 2004. Increased interest expense due to the issuance of the 5 7/8% notes in March 2005 was offset by increased capitalized interest. Capitalized interest totaled $11 and $4 for the third quarter of 2005 and 2004, respectively, and $26 and $9 for the nine months ended September 30, 2005 and 2004, respectively, as a result of the higher level of capital expenditures in 2005. Newmont expects the 2005 Interest expense, net to be between $95 and $105.

Income tax expense remained constant during the third quarter of 2005 and 2004 at $94 and was $186 and $214 for the first nine months of 2005 and 2004, respectively. The effective tax rate for the third quarter of 2005 and 2004 was 28% and 30%, respectively. The effective tax rate in 2005 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) additional income tax benefits associated with the change in Australian tax law regarding the ability of the Company to now file consolidated income tax returns, and (iii) the valuation allowance release relative to the Company’s deferred tax assets for foreign tax credits and post-retirement benefit obligations. The effective tax rate in 2004 is different from the United States statutory rate of 35% primarily due to (i) a lower valuation allowance required on deferred tax assets attributable to U.S. foreign tax credits and (ii) U.S. percentage depletion, both attributable to higher gold and copper prices. These decreases were partially offset by accruals related to tax contingencies. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005. Newmont expects the 2005 full year tax rate to be approximately 28% to 32% assuming an average gold price of $440 per ounce.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During September 2005, the Company completed its assessment of the repatriation provision and does not intend at this time to repatriate any funds under the provisions of the Act.

The Loss from discontinued operations resulted from the classification of the Golden Grove copper-zinc operation in Australia as a discontinued operation. The Company recorded a $33 million pre-tax write-down of long-lived assets and reclassified the income statement results from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income for all periods presented (see Note 13 to the Condensed Consolidated Financial Statements).

Results of Consolidated Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
North America	669.1	652.8	$351	$290	$58	$53
South America	799.8	777.6	144	147	64	63
Australia/New Zealand	377.0	462.4	321	276	76	63
Indonesia	289.3	260.2	133	126	36	29
Central Asia	29.0	80.8	214	188	75	102

Total/Weighted-Average	2,164.2	2,233.8	$238	$215	$61	$58

Nine Months Ended September 30,
North America	2,021.3	2,053.5	$325	$286	$56	$55
South America	2,309.7	2,209.9	148	149	65	69
Australia/New Zealand	1,203.6	1,414.3	318	276	72	67
Indonesia	539.6	611.0	149	142	47	38
Central Asia	93.1	280.9	215	174	72	85

Total/Weighted-Average	6,167.3	6,569.6	$240	$219	$62	$62

(1)	Consolidated gold ounces sold includes minority interests’ share.

(2)	Excludes depreciation, depletion and amortization.

North American Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Nevada	597.1	597.4	$356	$286	$53	$49
Golden Giant	38.3	26.2	284	419	74	100
Holloway (3)	13.1	13.3	618	375	217	88
La Herradura (44% owned)	20.6	15.9	170	181	61	104

Total/Weighted-Average	669.1	652.8	$351	$290	$58	$53

Nine Months Ended September 30,
Nevada	1,792.2	1,835.3	$327	$286	$51	$52
Golden Giant	116.0	118.4	304	294	72	77
Holloway (3)	51.9	48.4	487	369	172	94
La Herradura (44% owned)	61.2	51.4	172	157	57	76

Total/Weighted-Average	2,021.3	2,053.5	$325	$286	$56	$55

(1)	Consolidated gold ounces sold includes minority interests’ share.

(2)	Excludes depreciation, depletion and amortization.

(3)	Ownership percentage is 100% for certain parcels of land and effective September 1, 2005 the ownership percentage in the Joint Venture parcels of land increased to 87.58%.

Nevada. Gold ounces sold remained constant as a 22% increase in mill throughput and a 23% increase in heap leach ore placed were offset by an 11% decrease in mill ore grade. Adverse mill grades were caused by poor underground mine conditions and a labor shortage impacting development of higher grade ore zones. Costs applicable to sales per ounce increased 24% in the third quarter of 2005 from the third quarter of 2004, primarily due to increased labor, diesel and other commodity prices and higher underground contract service costs. Significant increases in energy costs occurred following hurricanes in the Gulf Coast of the United States in mid-2005. Experienced miners, particularly in underground mines, are in short supply in Nevada and labor rates have increased in line with this shortfall.

Gold ounces sold decreased 2% in the first nine months of 2005 from the first nine months of 2004, primarily due to a reduction in inventories in 2004 as a 20% increase in heap leach ore placed was offset by 9% lower ore grade. Costs applicable to sales per ounce increased 14% during the nine months ended September 30, 2005 from the corresponding period in 2004, primarily due to increased labor, power, diesel and other commodity prices and higher underground contract services. Consolidated gold sales for 2005 are expected to total approximately 2.45 million ounces at costs applicable to sales of $330 per consolidated ounce.

Golden Giant, Canada. Gold ounces sold increased 46% in the third quarter of 2005 from the third quarter of 2004, attributable to a 29% increase in mill throughput and a 16% increase in ore grade. Costs applicable to sales per ounce decreased 32% in the third quarter of 2005 from the third quarter of 2004 primarily a result of the increase in production, partially offset by the appreciation of the Canadian dollar.

Gold ounces sold remained constant during the nine months ended September 30, 2005 compared to the same period in 2004. A 6% increase in mill throughput was offset by a 6% decline in ore grade. Costs applicable to sales per ounce increased 3% during the nine months ended September 30, 2005 from the same period in 2004 as a result of lower production in the first half of 2005 and the appreciation of the Canadian dollar. Golden Giant currently plans to end mining in the fourth quarter of 2005, with final production expected in early 2006. Consolidated gold sales for 2005 are expected to total approximately 155,000 ounces at costs applicable to sales of $305 per consolidated ounce.

Holloway, Canada. Gold ounces sold remained constant in the third quarter of 2005 compared to the same period of 2004. A 4% increase in mill throughput was offset by a 24% decrease in ore grade and an inventory build in 2004. Costs applicable to sales per ounce increased 65% in the third quarter of 2005 from the third quarter of 2004 as a result of increased operating development and definition drilling costs and the appreciation of the Canadian dollar.

Gold ounces sold increased 7% for the nine months ended September 30, 2005 from the corresponding period in 2004, due to a 10% increase in mill throughput. Costs applicable to sales per ounce increased 32% for the nine months ended September 30, 2005 from the same period in 2004, due to increased mill maintenance costs, increased operating development and definition drilling costs and the appreciation of the Canadian dollar. For the three and nine months ended September 30, 2005 DD&A per ounce increased compared to the corresponding periods of 2004 as a result of the recently acquired Holt McDermott mill. A significant exploration program is currently underway. An impairment of Holloway’s long-lived assets may be required at year-end if the exploration program is unsuccessful. The carrying value of long-lived assets at September 30, 2005 was approximately $28. Consolidated gold sales for 2005 are expected to total approximately 85,000 ounces at costs applicable to sales of $445 per consolidated ounce.

La Herradura, Mexico. Gold ounces sold increased 30% in the third quarter of 2005 from the third quarter of 2004 and increased 19% for the nine months ended September 30, 2005 from the corresponding period in 2004 primarily due to timing of flows from the leach pads. Consolidated gold sales for 2005 are expected to total approximately 80,000 ounces at costs applicable to sales of $165 per consolidated ounce.

South American Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Yanacocha (51.35% owned)	769.5	773.1	$144	$146	$65	$63
Kori Kollo (88% owned)	30.3	4.5	149	292	33	80

Total/Weighted-Average	799.8	777.6	$144	$147	$64	$63

Nine Months Ended September 30,
Yanacocha (51.35% owned)	2,264.6	2,190.8	$147	$146	$65	$69
Kori Kollo (88% owned)	45.1	19.1	191	437	32	103

Total/Weighted-Average	2,309.7	2,209.9	$148	$149	$65	$69

(1)	Consolidated gold ounces sold includes minority interests’ share.

(2)	Excludes depreciation, depletion and amortization.

Yanacocha, Peru. Gold ounces sold remained constant as a 32% increase in ore placed on the leach pads and a 5% increase in ore grade were offset by timing of flows from the leach pads and increased inventory. Costs applicable to sales per ounce remained constant as increased labor and commodity prices, including diesel, were offset by increased mine production and related allocation of costs to inventory.

Gold ounces sold increased 3% in the first nine months of 2005 from the corresponding period in 2004 primarily due to an 18% increase in the grade of ore placed and an 8% increase in ore placed, partially offset by timing of flows from the leach pads and increased inventory. Costs applicable to sales per ounce remained constant as increased labor and commodity costs were offset by the increase in mine production and related allocation of costs to inventory. Consolidated gold sales for 2005 are expected to total approximately 3.25 million ounces at costs applicable to sales of $145 per consolidated ounce. Gold sales are expected to decline by 10% to 20% in 2006 and by a further 25% to 35% in 2007. Gold sales for the five-year period after 2007 are expected to vary between 1.6 million and 2.5 million ounces, with actual gold sales being determined by, among other factors, further mine plan optimization efforts, the discovery and development of additional oxide deposits, and the completion of feasibility studies to develop sulfide deposits. A new oxide mill is also currently scheduled to be built at Yanacocha.

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

Kori Kollo, Bolivia. Beginning in the third quarter of 2005, additional material from the Kori Kollo pit was placed under leach on the existing leach pad and ore from the Kori Chaca pit was processed on a new leach pad. This resulted in significant increases in ounces sold for the three and nine months ended September 30, 2005 compared to the comparative periods of 2004. Costs applicable to sales per ounce decreased significantly period to period primarily as a result of the increased production. Consolidated gold sales for 2005 are expected to total 85,000 ounces at costs applicable to sales of $215 per consolidated ounce.

Australia/New Zealand Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Pajingo	54.3	58.3	$272	$236	$126	$116
Jundee(3)	82.8	77.9	333	312	85	63
Tanami	111.9	163.8	344	284	66	55
Kalgoorlie (50% owned)	90.7	124.8	361	282	43	35
Martha	37.3	37.6	197	208	91	100

Total/Weighted-Average	377.0	462.4	$321	$276	$76	$63

Nine Months Ended September 30,
Pajingo	141.1	182.0	$316	$237	$131	$121
Jundee(3)	248.9	291.0	357	285	78	74
Tanami	385.5	505.7	324	278	64	58
Kalgoorlie (50% owned)	300.2	345.3	341	301	40	34
Martha	127.9	90.3	169	220	97	111

Total/Weighted-Average	1,203.6	1,414.3	$318	$276	$72	$67

(1)	Consolidated gold ounces sold includes minority interests’ share.

(2)	Excludes depreciation, depletion and amortization.

(3)	During 2004, Jundee included Bronzewing which ceased mining in the first quarter of 2004 and was sold during the third quarter of 2004.

Pajingo, Australia. Gold ounces sold decreased 7% in the third quarter of 2005 from the third quarter of 2004, primarily due to a 20% decrease in ore milled as low grade stockpiles which supplemented production in 2004 have been exhausted, partially offset by an 11% increase in ore grade milled. Costs applicable to sales per ounce increased 15%, primarily due to lower production and the appreciation of the Australian dollar.

Gold ounces sold decreased 22% in the first nine months of 2005 from the first nine months of 2004, primarily due to a 17% decrease in ore milled as low grade stockpiles which supplemented production in 2004 have been exhausted. Costs applicable to sales per ounce increased 33% in the first nine months of 2005 from the first months of 2004, primarily due to lower production, higher underground rehabilitation work and the appreciation of the Australian dollar. Consolidated gold sales for 2005 are expected to total approximately 195,000 ounces at costs applicable to sales of $300 per consolidated ounce.

Jundee, Australia. Gold ounces sold increased 6% in the third quarter of 2005 from the third quarter of 2004, primarily due to a 7% increase in ore grade milled. Costs applicable to sales per ounce increased 7% in the third quarter of 2005 from the third quarter of 2004, primarily due to higher underground contract services, steel and diesel costs and the appreciation of the Australian dollar.

Gold ounces sold decreased 14% in the nine months ended September 30, 2005 from the same period in 2004, due to the cessation of production at Bronzewing during the second quarter of 2004, partially offset from higher mill ore grade from Jundee. Newmont sold Bronzewing in the third quarter of 2004. Costs applicable to sales per ounce increased 25% in the nine months ended September 30, 2005 from the same period in 2004, primarily due to higher underground contract services, steel, diesel and administration costs and the appreciation of the Australian dollar. Consolidated gold sales for 2005 are expected to total approximately 330,000 ounces at costs applicable to sales of $360 per consolidated ounce.

Tanami, Australia. Gold ounces sold decreased 32% in the third quarter of 2005 from the third quarter of 2004, primarily due to a 21% decline in ore grade from mining lower grade zones from the Callie underground deposit, processing lower grade stockpiles at Groundrush and a 15% decrease in ore milled. Costs applicable to sales per ounce increased 21% in the third quarter of 2005 from the third quarter of 2004, primarily due to lower gold production, higher diesel costs and the appreciation of the Australian dollar.

Gold ounces sold decreased 24% in the first nine months of 2005 from the first nine months of 2004, primarily due to a 21% decline in ore grade from mining lower grade zones from the Callie underground deposit and processing lower grade stockpiles at Groundrush. The lower grade stockpiles at Groundrush were exhausted in the third quarter of 2005. Costs applicable to sales per ounce increased 17% in the first nine months of 2005 from the first nine months of 2004, primarily due to lower gold production, higher maintenance, diesel, ground support and surface works costs and the appreciation of the Australian dollar. Consolidated gold sales for 2005 are expected to total approximately 490,000 ounces at costs applicable to sales of $325 per consolidated ounce.

Kalgoorlie, Australia. Gold ounces sold decreased 27% in the third quarter of 2005 from the third quarter of 2004 primarily due to a 20% decline in ore grade. Costs applicable to sales per ounce increased 28% in the third quarter of 2005 from the third quarter of 2004, primarily due to lower production and increased diesel, reagent and power costs and the appreciation of the Australian dollar.

Gold ounces sold decreased 13% in the first nine months of 2005 from the first nine months of 2004, primarily due to sales from inventories in 2004 and a 4% decrease in ore grade. Costs applicable to sales per ounce increased 13% in the first nine months of 2005 from the first nine months of 2004, primarily due to increased diesel, reagent and power costs and the appreciation of the Australian dollar. Consolidated gold sales for 2005 are expected to total approximately 425,000 ounces at costs applicable to sales of $340 per consolidated ounce.

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

Martha, New Zealand. Gold ounces sold remained constant in the third quarter of 2005 compared to the third quarter of 2004. A 9% decrease in ore milled was offset by a 3% increase in ore grade and a 4% increase in recovery. Costs applicable to sales per ounce decreased 5% in the third quarter of 2005 from the third quarter of 2004, primarily as a result of higher by-product revenue and less ore milled partially offset by higher processing costs from harder ore.

Gold ounces sold increased 42% in the nine months ended September 30, 2005 from the nine months ended September 30, 2004, primarily due to a 50% increase in ore grade due to mine sequencing, partially offset by a 9% decrease in ore milled. Costs applicable to sales per ounce decreased 23% in the first nine months of 2005 from the first nine months of 2004, primarily due to increased production, partially offset by higher processing costs from harder ore. Consolidated gold sales for 2005 are expected to total approximately 160,000 ounces at costs applicable to sales of $175 per consolidated ounce.

Indonesian Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
Gold	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Batu Hijau(3)	289.3	238.5	$133	$123	$36	$33
Minahasa (94% economic interest, 80% owned)	—	21.7	—	159	—	(19)

Total/Weighted-Average	289.3	260.2	$133	$126	$36	$29

Nine Months Ended September 30,
Batu Hijau(3)	539.6	536.3	$149	$125	$47	$38
Minahasa (94% economic interest, 80% owned)	—	74.7	—	265	—	32

Total/Weighted-Average	539.6	611.0	$149	$142	$47	$38

	Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
Copper	2005	2004	2005	2004	2005	2004
	(in millions)		($ per pound)		($ per pound)
Three Months Ended September 30,
Batu Hijau(3)	190.0	197.8	$0.45	$0.45	$0.11	$0.11
Nine Months Ended September 30,
Batu Hijau(3)	444.1	519.0	$0.51	$0.44	$0.15	$0.12

(1)	Consolidated gold ounces or pounds sold includes minority interests’ share.

(2)	Excludes depreciation, depletion and amortization.

(3)	Newmont’s economic interest decreased to 52.875% from 56.25% on October 1, 2004.

Batu Hijau, Indonesia. Copper sales decreased 4% and gold sales increased 21% in the third quarter of 2005 from the third quarter of 2004. Copper sales decreased 14% and gold sales remained constant in the first nine months of 2005 from the first nine months of 2004. Access to ore in the lower portion of the pit was temporarily restricted as a result of several small pit wall slides in 2005. As a result, the mine plan was revised, resulting in the processing of lower grade copper stockpiles. Costs applicable to sales per pound of copper remained constant and per ounce of gold increased 8% during the third quarter of 2005 from the third quarter of 2004 and increased 16% and 19%, respectively, during the first nine months of 2005 from the first nine months of 2004. Operating costs increased primarily as a result of increased fuel, maintenance, consumable, power and labor costs. Consolidated sales for 2005 are expected to total approximately 625 million pounds of copper and 750,000 ounces of gold at costs applicable to sales of $0.47 per consolidated pound and $150 per consolidated ounce.

The Indonesian Ministry of the Environment recently renewed the tailings disposal permit for the Batu Hijau operations and included additional monitoring requirements and compliance criteria, some of which appeared to the Company to be unduly onerous. During the third quarter of 2005, the Company was able to address its concerns with respect to these requirements with the Ministry of the Environment.

Minahasa, Indonesia. Mining activities ceased late in 2001. The remaining stockpiles were processed by August 2004.

Central Asia Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2005	2004	2005	2004	2005	2004
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Zarafshan(2)	29.0	46.1	$214	$168	$75	$51
Ovacik	—	34.7	—	214	—	169

Total/Weighted-Average	29.0	80.8	$214	$188	$75	$102

Nine Months Ended September 30,
Zarafshan(2)	93.1	170.9	$215	$153	$72	$48
Ovacik	—	110.0	—	207	—	143

Total/Weighted-Average	93.1	280.9	$215	$174	$72	$85

(1)	Excludes depreciation, depletion and amortization.

(2)	Joint venture between Newmont (50% owned) and two Uzbekistan government entities (50% owned), the State Committee for Geology and Mineral Resources and Navoi Mining and Metallurgical Combinat.

Zarafshan, Uzbekistan. Gold ounces sold decreased 37% in the third quarter of 2005 from the third quarter of 2004, due to a 3% decrease in ore grade and fewer tons placed on the leach pads in the first quarter impacting flows from the leach pads. Costs applicable to sales per ounce increased 27% in the third quarter of 2005 from the third quarter of 2004, primarily a result of the decrease in production and higher energy costs.

Gold ounces sold decreased 46% during the nine months ended September 30, 2005 from the corresponding period of 2004 due to 4% fewer tons placed on the leach pads due to unscheduled plant maintenance, a 21% decrease in ore grade and slower flows from the leach pads. Costs applicable to sales per ounce increased 41% in the first nine months of 2005 from the first nine months of 2004, primarily a result of the decrease in production. Consolidated gold sales for 2005 are expected to total approximately 130,000 ounces at costs applicable to sales of $220 per consolidated ounce.

Ovacik, Turkey. On March 1, 2005, the Ovacik mine was sold to a subsidiary of Koza Davetiye, a Turkish conglomerate. Operations were suspended in August 2004.

Other Projects

In addition to the operations described above, Newmont has certain development projects underway. On July 27, 2005, Newmont announced plans to proceed with the development of the Akyem project, located in the Eastern Region of Ghana. Newmont has an 85% interest in the Akyem project, which at year-end 2004 had 5.4 million equity ounces of proven and probable gold reserves. The estimated costs of development are approximately [$500], with gold production expected to commence in the second half of 2008. For additional information regarding Newmont’s development projects, see Newmont’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005.

Merchant Banking

During September 2005, Merchant Banking sold the Company’s investment in Kinross. This sale resulted in a pre-tax gain of $20 which is recorded in Other income, net.

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

Merchant Banking earned $18 and $20 of Royalty and dividend income for the third quarter of 2005 and 2004, respectively, and $57 and $48 for the first nine months of 2005 and 2004, respectively. This increase for the nine month period in 2005 compared to 2004 resulted from higher gold, oil and gas prices and as a result of distributions received from the Company’s investment in Canadian Oil Sands Trust, which was acquired during the second and third quarters of 2004.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia and other foreign locations. The Company’s foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 34% and 40%, of Newmont’s Costs applicable to sales were paid in local currencies during the third quarter of 2005 and 2004, respectively. Approximately 35% and 39% of Newmont’s Costs applicable to sales were paid in local currencies during the nine months ended September 30, 2005 and 2004, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations increased costs applicable to sales by approximately $6 and $17 during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding periods in 2004.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided by operating activities decreased 22% for the first nine months of 2005 compared to 2004. Cash flow from operations during 2005 was impacted by 403 thousand fewer gold ounces and 75 million fewer copper pounds sold. The reduction in sales volume was partially offset by higher realized prices. Cash flow from operations was also impacted by the physical delivery of 161,111 ounces for the Prepaid forward sales obligation which resulted in $48 of non-cash revenue. Also impacting cash flows from operations during 2005 were higher operating costs, as discussed above in Results of Consolidated Operations, a $25 decrease in accounts receivable primarily due to trade receivables at Batu Hijau related to the timing of concentrate shipments and a $161 temporary increase in inventories, stockpiles and ore on leach pads.

Investing Activities

Net cash used in investing activities was $675 during the first nine months of 2005 compared to $1,073 during the same period of 2004.

Additions to property, plant and mine development

	Nine Months Ended September 30,
	2005	2004
North America:
Nevada, USA	$324	$117
Golden Giant, Canada	—	1
Holloway, Canada	4	4
La Herradura, USA	3	4

	331	126

South America:
Yanacocha, Peru	169	176
Kori Kollo, Bolivia	20	1

	189	177

Australia/New Zealand:
Pajingo, Australia	8	8
Yandal, Australia	19	13
Tanami, Australia	12	15
Kalgoorlie, Australia	10	26
Martha, New Zealand	8	1
Other, Australia	15	4

	72	67

Indonesia:
Batu Hijau	52	30

Central Asia:
Zarafshan, Uzbekistan	3	8
Ovacik, Turkey	—	8

	3	16

Africa:
Akyem, Ghana	11	8
Ahafo, Ghana	195	44

	206	52

Corporate and Other	37	29

	$890	$497

Capital expenditures for North American operations during the first nine months of 2005 and 2004 related to activities in Nevada for the development of the Leeville and Phoenix projects, mining equipment replacement and other new project development. South American capital expenditures were primarily at Yanacocha for leach pad expansions at the La Quinua and Yanacocha process facilities and mine development at La Quinua. Kori Kollo 2005 expenditures reflect investment in new leach pads. Australian capital expenditures for the first nine months of 2005 resulted from mine development and underground fleet replacement while the first nine months of 2004 were primarily for the purchase of mining equipment previously leased under an operating lease at Kalgoorlie and mine development at the majority of the underground mines. Expenditures at Batu Hijau primarily included the purchase of additional mining equipment. Capital expenditures at Ahafo resulted from project development costs during both periods with 2005 increases reflecting significant project advancement. Newmont expects to spend between $1,100 and $1,200 on additions to property, plant and mine development in 2005.

Marketable debt securities. The Company had net purchases of $40 auction rate marketable debt securities during the first nine months of 2005. The Company accounts for these investments as short-term available-for-sale marketable debt securities.

Marketable equity securities. During the first nine months of 2005, the Company purchased marketable equity securities of Shore Gold Inc. for approximately $42. The Company accounts for this investment as long-term available-for-sale marketable equity securities. In addition, during September 2005, Merchant Banking sold the Company’s investment in Kinross for cash proceeds of $111.

Sale of Golden Grove. On July 26, 2005, the Company completed the sale of its Golden Grove copper-zinc operation to Oxiana Limited for cash proceeds of $142.

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

Also impacting cash flows from investing activities for the first nine months of 2004 is the consolidation of Batu Hijau, effective January 1, 2004, which resulted in the recording of approximately $82 of Batu Hijau’s cash balances.

Financing Activities

Net cash provided by (used in) financing activities was $231 and $(236) during the first nine months of 2005 and 2004, respectively. The change was primarily due to proceeds received from the issuance of 30-year 5 7/8% Notes for net proceeds of $582 during March 2005. The proceeds will be used to fund capital investments, including a potential 200 megawatt power plant in Nevada, and for general corporate purposes.

During the first nine months of 2005, the Company made scheduled debt repayments of approximately $142, including $43 related to the Batu Hijau project financing facility, $50 related to the maturity of the 8 3/8% debentures, $20 related to the maturity of the Newmont Australia 7 1/2% guaranteed notes, $13 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, and $16 for maturities of project financing, capital leases and other debt. During June 2005, 161,111 ounces were delivered in connection with the Prepaid forward sales obligation, resulting in a non-cash reduction in debt of $48.

Scheduled minimum long-term debt cash repayments as of September 30, 2005 are $98 for the remainder of 2005, $169 in 2006, $165 in 2007, $234 in 2008, $116 in 2009 and $1,125 thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities or existing cash on hand. Approximately $609 of the total scheduled minimum long-term debt repayments as of September 30, 2005 relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. Approximately $87 of this facility is classified as a current liability. Additionally, PT Newmont Nusa Tenggara shareholder loans of $48 as of September 30, 2005 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Newmont. This amount is also classified as a current liability. In addition, the Company will deliver 161,111 ounces of gold in 2006 and 2007 in connection with the Prepaid forward sales obligation.

As of September 30, 2005, the Company was in compliance with all required debt covenants and other restrictions related to its long-term debt agreements.

The Company declared regular quarterly dividends totaling $0.30 per common share through September 30, 2005 ($0.10 per common share paid on March 24, 2005, June 22, 2005 and September 28, 2005). Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling CDN$0.3722 per share (CDN$0.1241 per share paid on March 24, 2005, CDN$0.1247 per share paid on June 22, 2005 and CDN$0.1234 per share on September 28, 2005). The total paid to common stockholders at September 30, 2005 was $134. For the nine months ended September 30, 2004, the Company had declared regular quarterly dividends totaling $0.20 per common share, as well as dividends on exchangeable shares, for a total paid of $89. The Company also used $85 and $94 to pay dividends to minority interests for the nine months ended September 30, 2005 and 2004, respectively.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases and $376 of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 15, 2005). Newmont also provides a contingent support line of credit to PT Newmont Nusa Tanggara of which Newmont’s pro-rata share is $37. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (thousands of metric tons): 272 for the remainder of 2005; 665 in 2006; 620 in 2007; 630 in 2008 and 2009; and 2,520 thereafter. For information regarding these agreements, see Item 3, Provisional Copper and Gold Sales, below.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2005 and December 31, 2004, $405 and $399, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $69 and $75 were accrued for such obligations at September 30, 2005 and December 31, 2004, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 80% greater or 40% lower than the amount accrued at September 30, 2005. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 8 and 19 to the Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2005 and 2004, capital expenditures were approximately $24 and $17, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

Newmont spent $5 and $9, respectively, during the nine months ended September 30, 2005 and 2004 for environmental obligations related to the former mining sites discussed in Note 27 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005, as updated in Note 19 to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2005 contained herein.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The most significant expected impacts of adoption are the elimination of the deferred and advanced stripping costs on Newmont’s balance sheet and the recognition of future post-production stripping costs as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory, or in the case of inventory on hand at the end of a period, from impairment charges where the carrying value of inventory on hand exceeds the net realizable value. The Company will adopt this new accounting rule as of January 1, 2006. A cumulative effect of an accounting change reduction to opening retained earnings of between $60 and $100 (net of tax) is currently anticipated. Adoption of the new guidance will have no impact on the Company’s cash position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Newmont will adopt the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding, as of January 1, 2006, will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as utilized in the SFAS No. 123 pro forma disclosure below. The actual effect on net income and earnings per share in future periods will vary depending upon the number and fair value of options granted in future years compared to prior years.

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

Provisional Copper and Gold Sales

For the three and nine month periods ended September 30, 2005 and 2004, Batu Hijau recorded the revenues and price adjustments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Copper
Revenue	$326	$256	$443	$329
Average price adjustment	10.2%	(3.0)%	10.4%	15.5%
Gold
Revenue	$21	$8	$21	$20
Average price adjustment	(1.1)%	(1.0)%	1.3%	0.9%

Hedging

Newmont had the following contracts at September 30, 2005:

	Expected Maturity Date or Transaction Date							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total/ Average	At September 30, 2005		At December 31, 2004
Gold Put Option Contracts ($ denominated):
Ounces (thousands)	53	100	20	—	—	—	173	$(5)		$(9)
Average price	$292	$338	$397	—	—	—	$330
Silver Forward Contracts ($ denominated):
Ounces (thousands)	300	50	—	—	—	—	350	$(1)		$(1)
Average price	$6.02	$6.50	—	—	—	—	$6.09
Copper Collar Contracts ($ denominated):
Pounds (millions)	131	406	84	—	—	—	621	$(176	)(1)	$(61	)(2)
Average cap price	$1.30	$1.36	$1.41	—	—	—	$1.35
Average floor price	$1.10	$1.10	$1.10	—	—	—	$1.10
$/IDR Forward Purchase Contracts:
$ (millions)	21	54	—	—	—	—	75	$(5)		$—
Average rate (IDR/$)	9,418	10,307	—	—	—	—	10,063
Australian Dollar Zero-Cost Collar Contracts:
$ (millions)	$70	$135	—	—	—	—	$205	$2		$13
Average cap price ($ per A$1)	$0.80	$0.80	—	—	—	—	$0.80
Average floor price ($ per A$1)	$0.55	$0.55	—	—	—	—	$0.55

(1)	The fair value does not include amounts payable ($22) on derivative contracts that have been closed out in September 2005 with the net settlement due in October 2005.

(2)	The fair value does not include amounts payable ($7) on derivative contracts that had been closed out in December 2004 with the net settlement due and paid in January 2005.

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 was recorded as deferred revenue and will be included in revenues as delivery occurs. Newmont delivered 350,000 ounces in the nine months ended September 30, 2005 at the capped price of $350 per ounce and recognized deferred revenue of $13 per ounce. As of September 30, 2005, the current portion of $2 has been reclassified to Other current liabilities and deferred revenue. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at September 30, 2005:

	Expected Maturity Date or Transaction Date
Price-capped forward sales contracts:	2005	2006	2007	2008	2009	Thereafter	Total/ Average
($ denominated)
Ounces (thousands)	150	—	—	1,000	600	250	2,000
Average price	$350	$—	$—	$384	$381	$392	$382

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% notes and its $200 8 3/8% debentures. For the three months ended September 30, 2005 and 2004, these transactions resulted in a reduction in interest expense of $1 and $2, respectively. For the nine months ended September 30, 2005 and 2004, these transactions resulted in a reduction in interest expense of $3 and $4, respectively. The fair value of the interest rate swaps was $4 at September 30, 2005 and $9 at December 31, 2004.

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

There were no stock repurchases for the period July 1, 2005 through September 30, 2005.

ITEM 6.	EXHIBITS

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: October 28, 2005	/s/ RICHARD T. O’BRIEN
Richard T. O’Brien
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2005	/s/ RUSSELL BALL
Russell Ball
Vice President and Controller
(Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement by and between Newmont USA Limited and David H. Francisco, dated September 9, 2005. Incorporated by reference to Exhibit 10.1 to Newmont Mining Corporation’s current report on Form 8-K filed on September 9, 2005.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.[1]

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.[1]

[1]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.