Form 10-K
period 2005-12-31
NEWMONT MINING CORP /DE/
filed 2006-03-02
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $17,126,388,000 based on the closing sale price as reported on the New York Stock Exchange. There were 417,383,659 shares of common stock outstanding (and 31,145,915 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on February 22, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2006 Annual Stockholders Meeting to be held on April 25, 2006, are incorporated by reference into Part III of this report.

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

PART I

ITEM 1.	BUSINESS (dollars in millions except per share, per ounce and per pound amounts)

Introduction

Newmont Mining Corporation is primarily a gold producer with significant assets or operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, Uzbekistan, Bolivia, New Zealand and Mexico. As of December 31, 2005, Newmont had proven and probable gold reserves of 93.2 million equity ounces and an aggregate land position of approximately 50,600 square miles (131,100 square kilometers). Newmont is also engaged in the production of copper, principally through its Batu Hijau operation in Indonesia. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

On February 16, 2002, Newmont completed the acquisition of Franco-Nevada Mining Corporation Limited, a Canadian company, pursuant to a Plan of Arrangement. On February 20, 2002, Newmont gained control of Normandy Mining Limited (“Normandy”), an Australian company, through an off-market bid for all of the ordinary shares of Normandy. On February 26, 2002, when Newmont’s off-market bid for Normandy expired, Newmont had an interest in more than 96% of Normandy’s outstanding shares. Newmont exercised compulsory acquisition rights under Australian law to acquire all of the remaining shares of Normandy in April 2002.

Of Newmont’s revenues in 2005, 2004, and 2003, 24%, 24% and 30%, respectively, were derived from the United States, with the balance derived from operations in Peru, Australia, Indonesia, Canada, Mexico, Bolivia, New Zealand and Uzbekistan. For the years 2005, 2004 and 2003, 39%, 34% and 34%, respectively, of revenues came from Peru; 19%, 22% and 25%, respectively, from Australia; and 8%, 9% and 1%, respectively, from Indonesia. In 2005, 2004 and 2003, 54%, 52% and 54%, respectively, of the Company’s long-lived assets were located in the United States, with the balance located in Peru, Australia, Indonesia, Ghana, Canada, Mexico, Bolivia, and Uzbekistan. For the years 2005, 2004 and 2003, 11%, 11% and 12%, respectively, of the Company’s long-lived assets were located in Peru; 7%, 10% and 16%, respectively, were located in Australia; and 17%, 19% and 10%, respectively, were located in Indonesia.

Newmont’s corporate headquarters are in Denver, Colorado, USA. In this report, “Newmont,” the “Company”, “our” and “we” refer to Newmont Mining Corporation and/or our affiliates and subsidiaries. All dollars are in millions, except per share, per ounce, and per pound amounts.

For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Segment Information, Export Sales, etc.

Newmont predominantly operates in a single industry, namely exploration for and production of gold. Our major operations are in Nevada, Peru, Indonesia and Australia/New Zealand and we have two significant development projects in Ghana. We also have a Merchant Banking Segment and an Exploration Segment. See Note 28 to the Consolidated Financial Statements for information relating to our business segments, our domestic and export sales, and our customers.

Products

Gold

General.    Newmont had consolidated sales of 8.6 million ounces of gold (6.5 million equity ounces) in 2005, 8.8 million ounces (7.0 million equity ounces) in 2004 and 8.4 million ounces (7.4 million equity ounces) in 2003. For 2005, 2004 and 2003, 85%, 82% and 100%, respectively, of our net revenues were attributable to gold sales. Of our 2005 gold sales, approximately 39% came from Yanacocha, 28% from Nevada, 19% from Australia/New Zealand and 8% from Indonesia. References in this report to “equity ounces” or “equity pounds” mean that portion of gold or base metals produced, sold or included in proven and probable reserves that is attributable to our ownership or economic interest.

Most of our revenue comes from the sale of refined gold in the international market. The end product at each of our gold operations, however, is generally doré bars. Doré is an alloy consisting mostly of gold but also containing silver, copper and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver are credited to our account or delivered to buyers, except in the case of the doré produced from our operation in Uzbekistan. Doré from that operation is refined locally and the refined gold is physically returned to us for sale in international markets. Gold sold from Batu Hijau is contained in a concentrate.

Gold Uses.    Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply.    The supply of gold consists of a combination of production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for 60% to 70% of the annual supply of gold.

Gold Price.    The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in U.S. dollars per ounce on the London Bullion Market.

Year	High	Low	Average
1996	$415	$367	$388
1997	$362	$283	$331
1998	$313	$273	$294
1999	$326	$253	$279
2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006 (through February 22, 2006)	$572	$524	$552

Source: Kitco and Reuters

On February 22, 2006, the afternoon fixing price for gold on the London Bullion Market was $553 per ounce and the spot market price of gold on the New York Commodity Exchange was $553 per ounce.

We generally sell our gold at the prevailing market prices during the month in which the gold is delivered to the customer. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

Copper

General.    At December 31, 2005, Newmont had a 52.875% economic interest (a 45% ownership interest) in the Batu Hijau operation in Indonesia, which began production in 1999. Production at Batu Hijau is in the form of a copper/gold concentrate that is sold to smelters for further treatment and refining. During 2005, Batu Hijau sold concentrates containing 572.7 million pounds of payable copper and 720,500 ounces of payable gold. For 2005 and 2004, 15% and 18%, respectively, of our net revenues were attributable to copper sales. During 2005, Newmont sold its Golden Grove copper/zinc operation in Australia.

Copper Uses.    Refined copper is incorporated into wire and cable products for use in the construction, electric utility, communications and transportation industries. Copper is also used in industrial equipment and machinery, consumer products and a variety of other electrical and electronic applications, and is also used to make brass. Copper substitutes include aluminum, plastics, stainless steel and fiber optics. Refined, or cathode, copper is also an internationally traded commodity.

Copper Supply.    The supply of copper consists of a combination of production from mining and recycled scrap material. Copper supply has not kept pace with increasing demand in recent years, resulting in price increases reflected in the chart below.

Copper Price.    The price of copper is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the high, low and average prices of high grade copper on the London Metal Exchange over the past ten years.

Year	High	Low	Average
1996	$1.29	$0.83	$1.04
1997	$1.23	$0.77	$1.03
1998	$0.85	$0.65	$0.75
1999	$0.84	$0.61	$0.71
2000	$0.91	$0.73	$0.82
2001	$0.83	$0.60	$0.72
2002	$0.77	$0.64	$0.71
2003	$1.05	$0.70	$0.81
2004	$1.49	$1.06	$1.30
2005	$2.11	$1.39	$1.67
2006 (through February 22, 2006)	$2.33	$2.06	$2.20

Source: London Metal Exchange

On February 22, 2006, the closing price of high grade copper was $2.28 per pound on the London Metal Exchange.

Hedging Activities

Newmont generally avoids gold hedging. Our philosophy is to provide shareholders with leverage to changes in the gold price by selling our gold production at market prices. We have entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with commodities, interest rates and foreign currencies.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 21 to the Consolidated Financial Statements.

Merchant Banking

Merchant Banking is a “reportable segment” for financial reporting purposes. Merchant Banking, also referred to as Newmont Capital, manages a royalty portfolio, an equity portfolio, a downstream gold refining business, and engages in portfolio management activities (managing interests in oil and gas, iron ore and coal properties as well as providing in-house investment banking and advisory services).

Merchant Banking manages Newmont’s royalty portfolio. Royalties generally offer a natural hedge against lower gold prices by providing free cash flow from assets with limited operating, capital or environmental risk, while retaining upside exposure to further exploration discoveries and reserve expansions. Merchant Banking seeks to grow the royalty portfolio in a number of ways, and looks for opportunities to acquire existing royalties from third parties or to create them in connection with transactions. Merchant Banking also identifies current properties or exploration targets for sale if they are non-core in nature. In the case of a sale, Merchant Banking often seeks to retain royalty or other future participation rights in addition to cash or other consideration received in the sale.

In 2005, our royalty and equity portfolios generated $79 in Royalty and dividend income. We have royalty interests in Barrick Gold Corporation’s (“Barrick”) Goldstrike, Eskay Creek, Henty and Bald Mountain mines and Stillwater Mining’s Stillwater and East Boulder palladium-platinum mines, among others. We also have a significant oil and gas royalty portfolio in western Canada. For additional information regarding our royalty portfolio, see Item 2, Properties, Royalty Properties, below.

As of December 31, 2005, Merchant Banking’s equity portfolio had a market value of approximately $940. The equity portfolio is primarily composed of our investments in Canadian Oil Sands Trust, Shore Gold, Inc., Mirimar Mining Corporation and Gabriel Resources, Ltd.

Merchant Banking also manages our interests in downstream gold refining and distribution businesses (40% interest in AGR Matthey Joint Venture (“AGR”) and 50% interest in European Gold Refineries (“EGR”)). Merchant Banking earned $4 in Equity income (loss) of affiliates through its investments in AGR and EGR in 2005.

Merchant Banking’s portfolio management activities include managing the reserve delineation program on our 100% owned oil sands leases in Alberta, Canada, and advancing our other interests in coal, iron ore and gas.

Merchant Banking provides advisory services to assist in managing the portfolio of operating and property interests. The Merchant Banking group helps maximize net asset value per share and increase cash flow, earnings and reserves by working with the exploration, operations and finance teams to prioritize near-term goals within longer-term strategies. Merchant Banking is engaged in developing value optimization strategies for operating and non-operating assets, business development activities, potential merger and acquisition analysis and negotiations, monetizing inactive exploration properties, capitalizing on proprietary technology and know-how and acting as an internal resource for other corporate groups to improve and maximize business outcomes. In 2005, Merchant Banking provided assistance in the sale of non-core properties, including Golden Grove in Australia, Ovacik in Turkey and Mezcala in Mexico.

A key aspect of these advisory services is assisting in extracting economies of scale with partners and neighboring mines. Merchant Banking continues to evaluate district optimization opportunities in Nevada, Australia and Canada, covering a broad range of alternatives, including asset exchanges, unitization, joint ventures, partnerships, sales, spinouts and buyouts.

Exploration

Exploration is a “reportable segment” for financial reporting purposes. Newmont’s exploration group is responsible for all activities, regardless of location, associated with the Company’s efforts to discover new mineralized material and, if successful, advance such mineralized material into proven and probable reserves. Exploration is conducted in areas surrounding our existing mines for the purpose of locating additional deposits and determining mine geology, and in other prospective gold regions globally. Near-mine exploration can result in the discovery of new gold mineralization, which will receive the economic benefit of existing operating, processing, and administrative infrastructures. Greenfields exploration is where a discovery of new gold mineralization would likely require the investment of new capital to build a separate, stand-alone operation away from any of the Company’s existing infrastructure. Our exploration teams employ state-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, as well as geochemical and geological prospecting methods, to identify prospective targets. We spent $147 in 2005, $107 in 2004 and $76 in 2003 on Exploration.

As of December 31, 2005, we had proven and probable gold reserves of 93.2 million equity ounces. We added 9.4 million equity ounces to proven and probable reserves, with 8.6 million equity ounces of depletion and divestitures during 2005. A reconciliation of the changes in proven and probable reserves during the past three years is as follows:

(millions of equity ounces)	2005	2004	2003
Opening balance	92.4	91.3	86.9
Additions(1)(2)	9.4	12.4	15.1
Acquisitions	—	—	2.3
Depletion	(8.3)	(8.3)	(8.8)
Reclassifications(3)	—	(2.0)	—
Other divestments	(0.3)	(1.0)	(4.4)

Closing balance	93.2	92.4	91.3

(1)	Additions attributable to the Exploration Segment

Total additions	9.4	12.4	15.1
Previously valued in purchase accounting	(1.2)	(1.9)	(6.5)
Reclassifications(3)	—	(2.0)	—

	8.2	8.5	8.6

(2)	The impact of the change in gold price on reserve additions was 2.6, 3.8 and 2.8 million equity ounces in 2005, 2004 and 2003, respectively.
(3)	Yanacocha reassessed the challenges involved in obtaining required permits for Cerro Quilish, primarily related to increased community concerns. Based upon this reassessment, Yanacocha reclassified 3.9 million ounces (2.0 million equity ounces) from proven and probable reserves to mineralized material not in reserve as of December 31, 2004.

In Nevada, exploration efforts during 2005 added 2.2 million equity ounces to proven and probable reserves, offset by depletion of 2.9 million equity ounces, resulting in total proven and probable reserves in Nevada of 33.3 million equity ounces as of December 31, 2005.

In Peru, equity gold reserves increased to 16.8 million ounces, after depletion of 2.4 million ounces. At Conga, 1.6 million equity ounces of gold and 0.5 billion equity pounds of copper were added to proven and probable reserves. Conga is a development project that currently consists of two gold-copper porphyry deposits located northeast of the Yanacocha operating area in the provinces of Celendin, Cajamarca and Hualgayoc.

In Australia/New Zealand, the Company replaced depletion of 1.7 million equity ounces during 2005. Australia/New Zealand reported proven and probable reserves of 14.9 million equity ounces as of December 31, 2005.

At Batu Hijau, the Company depleted 0.4 billion equity pounds of copper and 0.5 million equity ounces of gold during 2005. Batu Hijau had proven and probable reserves of 6.1 billion equity pounds of copper and 6.7 million equity ounces of gold as of December 31, 2005.

At the Ahafo and Akyem projects in Ghana, proven and probable reserves increased by 1.6 million and 1.1 million equity ounces, respectively. As of December 31, 2005, the Company reported reserves of 12.2 million ounces at Ahafo and 6.5 million equity ounces at Akyem.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Bolivia, Canada, Ghana, Indonesia, Peru, New Zealand, Mexico and Uzbekistan. The concessions and contracts are subject to the political risks associated with foreign operations. See Item 1A, Risk Factors, Risks Related to Newmont Operations, below. For a more detailed description of our Indonesian Contract of Work, see Item 2, Properties, below.

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

Environmental Matters

Newmont’s United States mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Our activities outside the United States are also subject to governmental regulations for the protection of the environment. In general, environmental regulations have not had, and are not expected to have, a material adverse impact on our operations or our competitive position.

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. We have made, and expect to make in the future, expenditures to comply with such laws and regulations. We have made estimates of the amount of such expenditures, but cannot precisely predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2005, $431 was accrued for reclamation costs relating to currently producing mineral properties.

We are also involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the activities required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $77 was accrued as of December 31, 2005 for such obligations associated with properties previously owned or operated by us or our subsidiaries. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 101% greater or 34% lower than the amount accrued as of December 31, 2005. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to costs and expenses in the period estimates are revised.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Notes 13 and 30 to the Consolidated Financial Statements, below.

Employees

There were approximately 15,000 people employed by Newmont worldwide as of December 31, 2005.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;

•	Estimates of future mineral production and sales, for specific operations and on a consolidated basis;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;

•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;

•	Estimates of future costs and other liabilities for certain environmental matters;

•	Statements regarding future borrowing, debt repayment and financing;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding future transactions relating to portfolio management or rationalization efforts;

•	Statements regarding the cost impacts of future changes in the regulatory environment in which we operate; and

•	Estimates regarding timing of future capital expenditures, construction, production or closure activities.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to: the price of gold, copper and other commodities; currency fluctuations; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic and foreign laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; the ability of Newmont to obtain or maintain necessary financing; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

The Company filed with the New York Stock Exchange (“NYSE”) on May 26, 2005, the annual certification by its Chief Executive Officer, certifying that, as of the date of the certification, he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual. The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of its public disclosures as Exhibits 31.1 and 31.2 to this report.

ITEM 1A.	RISK FACTORS (dollars in millions except per share, per ounce and per pound amounts)

Every investor or potential investor in Newmont should carefully consider the following risks, which have been separated into two groups:

•	Risks related to the mining industry generally; and

•	Risks related to Newmont’s operations.

Risks Related to the Mining Industry Generally

A Substantial or Extended Decline in Gold or Copper Prices Would Have a Material Adverse Effect on Newmont

Newmont’s business is dependent on the realized price of gold and copper, which are affected by numerous factors beyond our control. Factors tending to put downward pressure on prices include:

•	Sales or leasing of gold by governments and central banks;

•	U.S. dollar strength;

•	Recession or reduced economic activity;

•	Speculative selling;

•	Decreased industrial, jewelry or investment demand;

•	Increased supply from production, disinvestment and scrap;

•	Sales by producers in forward and other hedging transactions; and

•	Devaluing local currencies (relative to gold and copper priced in U.S. dollars) leading to lower production costs and higher production in certain regions.

Any drop in the realized price of gold or copper adversely impacts our revenues, net income and cash flows, particularly in light of our philosophy of avoiding gold hedging. We have recorded asset write-downs during periods of low gold prices in the past and may experience additional impairments as a result of low gold or copper prices in the future.

In addition, sustained low gold or copper prices can:

•	Reduce revenues further through production cutbacks due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at the then-prevailing gold or copper price;

•	Halt or delay the development of new projects;

•	Reduce funds available for exploration, with the result that depleted reserves may not be replaced; and

•	Reduce existing reserves by removing ores from reserves that can no longer be economically mined or treated at prevailing prices.

Also see the discussion in Item 1, Business, Gold or Copper Price.

Gold and Copper Producers Must Continually Obtain Additional Reserves

Gold and copper producers must continually replace reserves depleted by production. Depleted reserves must be replaced by expanding known ore bodies or by locating new deposits in order for producers to maintain production levels over the long term. Exploration is highly speculative in nature, involves many risks and frequently is unproductive. No assurances can be given that any of our new or ongoing exploration programs will result in new mineral producing operations. Once mineralization is discovered, it will likely take many years from the initial phases of exploration until production is possible, during which time the economic feasibility of production may change.

Estimates of Proven and Probable Reserves Are Uncertain

Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of exploration before production is possible and, during that time, the economic feasibility of exploiting a discovery may change.

Increased Costs Could Affect Profitability

Costs at any particular mining location frequently are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities, such as fuel, electricity and labor. Commodity costs are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. Reported costs may be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on Newmont’s profitability.

Mining Accidents or Other Adverse Events or Conditions at a Mining Location Could Reduce Our Production Levels

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

Mining Companies Are Subject to Extensive Environmental Laws and Regulations

Newmont’s exploration, mining and processing operations are regulated in all countries in which we operate under various federal, state, provincial and local laws relating to the protection of the environment, which generally include air and water quality, hazardous waste management and reclamation. Delays in obtaining, or failure to obtain, government permits and approvals may adversely impact our operations. The regulatory environment in which Newmont operates could change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on Newmont’s operations or financial position. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 30 to the Consolidated Financial Statements.

Risks Related to Newmont Operations

Our Operations Outside North America and Australia Are Subject to Risks of Doing Business Abroad

Exploration, development and production activities outside of North America and Australia are potentially subject to political and economic risks, including:

•	Cancellation or renegotiation of contracts;

•	Disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

•	Changes in foreign laws or regulations;

•	Royalty and tax increases or claims by governmental entities, including retroactive claims;

•	Expropriation or nationalization of property;

•	Currency fluctuations (particularly in countries with high inflation);

•	Foreign exchange controls;

•	Restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

•	Import and export regulations, including restrictions on the export of gold;

•	Restrictions on the ability to pay dividends offshore;

•	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	Risk of loss due to disease and other potential endemic health issues; and

•	Other risks arising out of foreign sovereignty over the areas in which our operations are conducted, including risks inherent in contracts with government owned entities.

Consequently, Newmont’s exploration, development and production activities outside of North America and Australia may be substantially affected by factors beyond Newmont’s control, any of which could materially adversely affect Newmont’s financial position or results of operations. Furthermore, if a dispute arises from such activities, Newmont may be subject to the exclusive jurisdiction of courts outside North America or Australia, which could adversely affect the outcome of a dispute.

Newmont has substantial investments in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence, changes in national leadership, and the secession of East Timor, one of its former provinces. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. If this were to occur with respect to the Batu Hijau operation, Newmont’s financial condition and results of operations could be materially adversely affected.

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the prosecutor called its first witnesses in October 2005. The trial is continuing and is expected to conclude in mid-2006.

On March 9, 2005, the Indonesian Ministry of the Environment filed a civil lawsuit against PT Newmont Minahasa Raya (“PTNMR”) and it’s President Director in relation to these allegations, seeking in excess of $100 in monetary damages. In October 2005, PTNMR filed an objection to the court’s jurisdiction, contending that the Government previously agreed to resolve any disputes through out-of-court conciliation or arbitration. The Court upheld PTNMR’s objection and dismissed the case in November 2005. The Government filed a notice appeal of this ruling. On February 16, 2006, PTNMR and the Government of the Republic of Indonesia signed an agreement settling the civil lawsuit. Under the terms of the agreement, the Government and PTNMR will nominate members to an independent scientific panel that will develop and implement a ten-year environmental monitoring and assessment program to make a definitive, scientific conclusion regarding the condition of Buyat Bay. PTNMR is required to fund specific remedial measures if, as a result of its mining operations, pollution has occurred. The agreement also provides for enhanced community development programs in North Sulawesi. PTNMR will provide initial funding of $12 to cover the cost of the monitoring and community development programs. Over a ten year period, PTNMR will contribute an additional $18. The funds will be managed by an organization governed by interested stakeholders. Accountability for the funds will be ensured through yearly reports that will be made available to the public. The transparency of the scientific panel’s activities will also be assured through annual reports to the public. The agreement is expected to end the civil lawsuit against PTNMR.

Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization, confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in Buyat Bay or the health of nearby residents. The Company remains steadfast that it has not caused pollution or health problems and will continue to vigorously defend itself against these allegations. However, Newmont cannot predict the outcome of the criminal proceeding or whether additional legal actions may occur. This matter could adversely affect our ability to operate in Indonesia.

During the last several years, Minera Yanacocha, of which Newmont owns a 51.35% interest, has been the target of numerous local political protests, including ones that blocked the road between the Yanacocha mine complex and the City of Cajamarca in Peru. In 2004, local opposition to the Cerro Quilish project became so pronounced that Yanacocha decided to relinquish its drilling permit for Quilish and the deposit was reclassified from proven and probable reserves to non-reserve mineralization. In 2005, no material roadblocks or protests occurred involving Yanacocha. We cannot predict, however, whether such incidents will recur in the future, and the recurrence of significant community opposition or protests could adversely affect Minera Yanacocha’s assets and operations in Peru, and could lead to the reclassification of other deposits out of reserves.

Presidential, congressional and regional elections will take place in Peru in 2006, and a new national government will take office in July 2006. We cannot predict the new government’s positions on foreign investment, mining concessions, land tenure, environmental regulation or taxation. A change in government positions on these issues could adversely affect Yanacocha’s assets and operations in Peru.

During 2005, relations between the Republic of Uzbekistan and the U.S. deteriorated significantly, and in July 2005 the government of Uzbekistan evicted the U.S. military from its base at Karshi-Khanabad, south of Tashkent. A further deterioration of relations between the two countries could adversely affect our ability to operate in Uzbekistan.

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

Remediation Costs for Environmental Liabilities May Exceed the Provisions We Have Made

Newmont has conducted extensive remediation work at two inactive sites in the United States. At one of these sites, remediation requirements have not been finally determined, and, therefore, the final cost cannot be determined. At a third site in the United States, an inactive uranium mine and mill formerly operated by a subsidiary of Newmont, remediation work at the mill is ongoing, but remediation at the mine is subject to dispute and has not yet commenced. The environmental standards that may ultimately be imposed at this site remain uncertain and there is a risk that the costs of remediation may exceed the provision that has been made for such remediation by a material amount. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 30 to the Consolidated Financial Statements.

Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce net income in that period.

The Use of Hedging Instruments May Prevent Gains Being Realized from Subsequent Price Increases

Newmont does not intend to enter into material new gold hedging positions and intends to continue to decrease gold hedge positions over time by opportunistically delivering gold into our outstanding hedge contracts, or by seeking to eliminate our hedge position when economically attractive. Nonetheless, Newmont currently has gold hedging positions and may, from time-to-time, enter into hedge contracts for copper, other metals or commodities, interest rates or foreign currencies. If the gold, copper or other metal price rises above the price at which future production has been committed under these hedge instruments, Newmont will have an opportunity loss. However, if the gold, copper or other metal price falls below that committed price, Newmont’s revenues will be protected to the extent of such committed production. In addition, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold, copper or other metal price.

For a more detailed description of the Newmont hedge positions, see the discussion in Hedging in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, and Note 21 to the Consolidated Financial Statements.

Currency Fluctuations May Affect Costs

Currency fluctuations may affect the costs that we incur at our operations. Gold is sold throughout the world based principally on the U.S. dollar price, but a portion of Newmont’s operating expenses are incurred in local currencies. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable. The foreign currencies that primarily impact Newmont’s results of operations are the Australian and Canadian dollars.

During 2005, the Australian and Canadian dollars strengthened by an average of 5% and 7%, respectively, against the U.S. dollar. This increased U.S. dollar Costs applicable to sales in Australia and Canada by approximately $24 and $3, respectively from 2004 to 2005. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Operations, Foreign Currency Exchange Rates, below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Our Level of Indebtedness May Affect Our Business

As of December 31, 2005, Newmont had debt of $1,929, as compared to $1,602 as of December 31, 2004. We expect to spend significant funds on capital expenditures essential to existing operations as well as for acquisitions and new project development. Our level of indebtedness could have important consequences for our operations, including:

•	We may need to use a large portion of our cash flow to repay principal and pay interest on our debt, which would reduce the funds available to finance our operations and other business activities;

•	Our debt level may make us vulnerable to economic downturns and adverse developments in our businesses and markets; and

•	Our debt level may limit our ability to pursue other business opportunities, borrow money for operations or capital expenditures in the future or implement our business strategy.

Newmont expects to be able to pay principal and interest on our debt by utilizing cash flow from operations, and our ability to meet these payment obligations will depend on our future financial performance, which will be affected by financial, business, economic and other factors. Newmont will not be able to control many of these factors, such as economic conditions in the markets in which Newmont operates. Consequently, we cannot be certain that our future cash flow from operations will be sufficient to allow us to pay principal and interest on our debt, fund required capital expenditures and meet our other obligations. If cash flow from operations is insufficient, we may be required to refinance all or part of our existing debt, sell assets, utilize existing cash balances, borrow more money or issue additional equity. We cannot be certain that we will be able to accomplish any of these measures on commercially reasonable terms, if at all.

Our Interest in the Batu Hijau Mine in Indonesia May Be Reduced Under the Contract of Work

Under the Contract of Work with the Indonesian government, beginning in 2005 and continuing through 2010, a portion of each foreign shareholder’s equity interest in the Batu Hijau project must be offered for sale to the Indonesian government or to Indonesian nationals. The price at which such interest must be offered for sale is the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern. An Indonesian national currently owns a 20% interest in Batu Hijau, which requires the Newmont/Sumitomo partnership to offer a 3% interest in 2006. Pursuant to this provision of the Batu Hijau Contract of Work, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

Costs Estimates and Timing of New Projects Are Uncertain

The capital expenditures and time required to develop new mines or other projects are considerable. Changes in costs or construction schedules can affect project economics. There are a number of factors that can affect costs and construction schedules, including, among others:

•	availability of labor, power, transportation and other commodities and infrastructure;

•	increases in input commodity prices;

•	fluctuations in exchange rates;

•	availability of financing;

•	difficulty of estimating construction costs over a period of years; and

•	delays in obtaining environmental or other government permits.

Occurrence of Events for Which We Are Not Insured May Affect Our Cash Flow and Overall Profitability

We maintain insurance policies that mitigate against certain risks related to our operations. This insurance is maintained in amounts that we believe are reasonable depending upon the circumstances surrounding each identified risk. However, Newmont may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. Some concern always exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crisis are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation and a unilateral modification of concessions and contracts. Newmont does not maintain insurance policies against political risk. Occurrence of events for which Newmont is not insured may affect our cash flow and overall profitability.

Our Business Depends on Good Relations with Our Employees

Newmont could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2005, unions represented approximately 37% of our worldwide work force: Newmont had 1,243 employees at its Carlin, Nevada operations, 78 employees in Canada at its Golden Giant operations, 2,822 employees in Indonesia at its Batu Hijau operations, 42 employees in New Zealand at its Martha operation, 390 employees in Bolivia at its Kori Kollo operation, 194 employees at its Australia operations, and 667 employees in Peru at its Yanacocha operation, working under a collective bargaining agreement or similar labor agreement. Currently there are labor agreements in effect for all of these workers.

Title to Some of Our Properties May Be Defective or Challenged

Although we have conducted title reviews of our properties, title review does not necessarily preclude third parties from challenging our title. While we believe that we have satisfactory title to our properties, some risk exists that some titles may be defective or subject to challenge. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, but such claims would not deprive us of the properties. For information regarding native title or traditional landowner claims, see the discussion under the Australia/New Zealand section of Item 2, Properties, below.

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

Certain Factors Outside of Our Control May Affect Our Ability to Support the Carrying Value of Goodwill

As of December 31, 2005, the carrying value of goodwill was approximately $2,879 or 21% of our total assets. Such goodwill has been assigned to our Merchant Banking ($1,562) and Exploration ($1,126) Segments, and to various mine site reporting units in the Australia/New Zealand Segment ($191). This goodwill primarily arose in connection with our February 2002 acquisitions of Normandy and Franco-Nevada, and it represents the excess of the aggregate purchase price over the fair value of the identifiable net assets of Normandy and Franco-Nevada. We evaluate, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. This evaluation involves a comparison of the estimated fair value of our reporting units to their carrying values.

Based on valuations of the Merchant Banking and Exploration Segments, the Company concluded that the estimated fair values significantly exceeded the respective carrying values as of December 31, 2005. The fair values of the Merchant Banking and Exploration Segments are based in part on certain factors that may be partially or completely outside of our control, such as the investing environment, the discovery of proven and probable reserves, commodity prices and other factors. In addition, certain of the assumptions underlying the December 31, 2005 Merchant Banking and Exploration valuations may not be easily achieved by the Company, even though such assumptions were based on historical experience and the Company considers such assumptions to be reasonable under the circumstances.

Additions to proven and probable reserves used in the Company’s valuation models were based on management reviews of historical performance and expectations of future reserve additions. Any model used to value the Exploration Segment will need to take into account the relatively long time horizon required to evaluate the activities of the Exploration Segment. Reserve additions may vary significantly from year to year based on the timing of when proven and probable reserves can be reported under the Securities and Exchange Commission (“SEC”) Industry Guide 7. A period of several years may be required to advance a project from initial discovery to proven and probable reserves.

Based on valuations of various mine site reporting units in the Australia/New Zealand Segment, the Company concluded that the estimated fair values exceeded the respective carrying values as of December 31, 2005. The Company concluded that the estimated fair value of the Nevada Segment did not support the carrying value as of December 31, 2005 and recorded a $41 goodwill impairment charge. In 2004, the Company recorded goodwill and long-lived assets impairment charges of $52 and $6, respectively, relating to the Pajingo reporting unit in the Australia/NewZealand Segment. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value could be significantly different than these estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels, operating costs and capital costs are each subject to significant risks and uncertainties.

In the absence of any mitigating valuation factors, the Company’s failure to achieve one or more of the December 31, 2005 valuation assumptions may over time result in an impairment charge. Accordingly, no assurance can be given that significant non-cash impairment charges will not be recorded in the future due to possible declines in the fair values of our reporting units. For a more detailed description of the estimates and assumptions involved in assessing the recoverability of the carrying value of goodwill, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Critical Accounting Policies, below.

Our accounting policies and methods of reporting financial condition, including accounting for goodwill, require certain estimates, assumptions and judgments for which there is no clear authoritative guidance. Management makes such estimates, assumptions and judgments in good faith based on what they believe is the best available information. The Company has received from the SEC two letters, dated December 27, 2005 and February 17, 2006, requesting additional information and additional disclosure regarding accounting for Exploration and Merchant Banking Segment goodwill. The Company is responding to these letters and will continue to work with the SEC to resolve any further issues it raises.

Our Ability to Recognize the Benefits of Deferred Tax Assets is Dependent on Future Cash Flows and Taxable Income

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets. At December 31, 2005, the Company’s current and long-term deferred tax assets were $159 and $517, respectively.

Returns for Investments in Pension Plans Are Uncertain

We maintain defined benefit pension plans for our employees, which provide for specified payments after retirement for certain employees. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated.

ITEM 2.	PROPERTIES (dollars in millions except per share, per ounce and per pound amounts)

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

Gold contained in ores that are not naturally oxidized can be directly milled if the gold is amenable to cyanidization, generally known as free milling sulfide ores. Ores that are not amenable to cyanidization, known as refractory ores, require more costly and complex processing techniques than oxide or free milling ore. Higher-grade refractory ores are processed through either roasters or autoclaves. Roasters heat finely ground ore with air and oxygen to a high temperature, burn off the carbon and oxidize the sulfide minerals that prevent efficient leaching. Autoclaves use heat, oxygen and pressure to oxidize sulfide minerals in the ore.

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

Newmont Properties

Production Properties

Set forth below is a description of Newmont’s significant production properties. Costs applicable to sales for each operation are presented in a table in the next section of Item 2.

Nevada

Newmont has been mining gold in Nevada since 1965. Nevada operations include Carlin, located west of the city of Elko on the geologic feature known as the Carlin Trend, the Twin Creeks mine approximately 15 miles north of Golconda, the Lone Tree Complex near the town of Valmy, and the Midas mine near the town of the same name. Newmont also participates in the Turquoise Ridge joint venture with Barrick, which utilizes mill capacity at Twin Creeks. The Phoenix gold/copper project, located 10 miles south of Battle Mountain, is under construction with production expected by April 2006. The Leeville underground project, located on the Carlin Trend northwest of the Carlin East underground mine, is under construction, with completion scheduled for late 2006.

Gold sales from Nevada totaled approximately 2.4 million ounces for 2005 with ore mined from 13 open pit mines and four underground mines. At year-end 2005, Newmont reported 33.3 million equity ounces of gold reserves in Nevada, with 83% at open pit mines and 17% in underground mines. Process methods assumed over the reserve base are 76% refractory and 24% oxide. Refractory ores require more complex, higher cost processing methods. Refractory ore treatment facilities generated 69% of Nevada’s gold production in 2005, compared with 68% in 2004, and 72% in 2003.

The Nevada operations produce gold from a variety of ore types requiring different processing techniques depending on economic and metallurgical characteristics. To schedule the best use of processing capacity, the Company uses a linear programming model to guide the flow of both mining sequence selection and routing of ore streams to various plants. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at Carlin (Mill 5), Twin Creeks (Juniper) and Lone Tree. Lower-grade material with suitable cyanide solubility is treated on heap leach pads at Carlin, Twin Creeks, Lone Tree and Phoenix. Higher-grade refractory ores are processed through either a roaster at Carlin (Mill 6) or autoclaves at Twin Creeks (Sage) and Lone Tree. Lower-grade refractory ores are processed by a flotation plant at Lone Tree and either bio-oxidation/flotation or direct flotation at Mill 5. Ore from the Midas mine is processed by conventional milling and Merrill-Crowe zinc precipitation. Activated carbon from the various leaching circuits is treated to produce gold ore at Carlin and Twin Creeks. Zinc precipitate at Midas is refined on-site. Mining and the final placement of ore on the leach pads at Lone Tree is scheduled to end in third quarter of 2006. Residual leaching will continue thereafter. Milling of stockpiled ore at Lone Tree is expected to be completed in the first quarter of 2007.

Newmont owns, or controls through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Nevada mining operations (except for the Turquoise Ridge joint venture described below). The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, Newmont owns a 10% undivided interest in the mineral rights and leases the remaining 90%, on which Newmont pays a royalty equivalent to 18% of the mineral production. The remainder of the Gold Quarry mineral rights are wholly-owned or controlled by Newmont, in some cases subject to additional royalties. With respect to certain smaller deposits in the Winnemucca Region, Newmont is obligated to pay royalties on production to third parties that vary from 2% to 5% of production.

Newmont has a 25% interest in a joint venture with a subsidiary of Barrick to operate the Turquoise Ridge and Getchell mines. Newmont has an agreement to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. Barrick is the operator of the joint venture for mining and ore delivery to process. Gold sales of 52,300 ounces were attributed to Newmont in 2005, based on its 25% ownership interest.

Newmont has an ore sale agreement with Barrick Goldstrike Mines to provide feed to some of Barrick’s facilities on the Carlin Trend. Newmont recognized attributed gold sales, net of treatment charges, of 104,600 ounces in 2005.

Yanacocha, Peru

The properties of Minera Yanacocha S.R.L. (“Yanacocha”) are located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca. Yanacocha began production in 1993. Newmont holds a 51.35% interest in Yanacocha with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

Yanacocha has mining rights with respect to a large land position. Yanacocha’s mining rights were acquired through assignments of concessions granted by the Peruvian government to Yanacocha and a related entity. These mining concessions provide for both the right to explore and exploit. However, Yanacocha must first obtain the respective exploration and exploitation permits, which are generally granted in due course. Yanacocha may retain mining concessions indefinitely by paying annual fees and, during exploitation, complying with production obligations or paying assessed fines. Mining concessions are freely assignable or transferable.

The Yanacocha operations contain the Conga deposit, for which a feasibility study was completed in 2004. Yanacocha added 3.1 million ounces of gold (1.6 million equity ounces) and 1 billion pounds of copper (0.5 billion equity pounds) to proven and probable reserves at Conga in 2005.

Yanacocha currently has five open pit mines, Carachugo, San José, Maqui Maqui, Cerro Yanacocha and La Quinua. Reclamation and/or backfilling activities in the mining areas of Carachugo, San José and Maqui Maqui are currently underway. Cerro Yanacocha and La Quinua are still active pits. In addition, Yanacocha has four leach pads and three processing facilities. Yanacocha’s gold sales for 2005 totaled 3.3 million ounces (1.7 million equity ounces).

Australia/New Zealand

In Australia, mineral exploration and mining titles are granted by the individual states or territories. Mineral titles may also be subject to native title legislation or, in the Northern Territory, to Aboriginal freehold title legislation that entitles indigenous persons to compensation calculated by reference to the gross value of production. In 1992, the High Court of Australia held that Aboriginal people who have maintained a continuing connection with their land according to their traditions and customs may hold certain rights in respect of the land, such rights commonly referred to as native title. Since the High Court’s decision, Australia has passed legislation providing for the protection of native title and established procedures for Aboriginal people to claim these rights. The fact that native title is claimed with respect to an area, however, does not necessarily mean that native title exists, and disputes may be resolved by the courts.

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

Pajingo.    Pajingo (100% owned) is an underground mine located approximately 93 miles (150 kilometers) southwest of Townsville, Queensland and 45 miles (72 kilometers) south of the local township of Charters Towers. In 2005, Pajingo sold 192,000 ounces of gold.

Jundee (Yandal).    The Yandal operations (100% owned) are situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. In 2003, the operations included Wiluna, Bronzewing and Jundee. Operations at Bronzewing ceased during the second quarter of 2004 and the operations were sold the third quarter of 2004. The Wiluna operation was sold in the fourth quarter of 2003. The Jundee mine is the remaining Yandal operation and sold 341,800 ounces of gold in 2005.

Tanami.    Tanami operations include The Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs, adjacent to the Tanami highway, and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of The Granites. The Tanami operations also included the Groundrush deposit. Mining at the Groundrush open pit was completed in September 2004. Processing of stockpiles continued into the third quarter of 2005. The Tanami operations have been wholly-owned since April 2003, when Newmont acquired the minority interests.

The operations are predominantly focused on the Callie underground mine at Dead Bullock Soak, with mill feed supplemented by production stockpiles from the Dead Bullock Soak open pit and Windy Hill at The Granites. Ore from all of these operations is processed through The Granites plant with the exception of ore from Groundrush, which was processed through the Tanami plant. During 2005, the Tanami operations sold 493,700 ounces of gold.

Kalgoorlie.    The Kalgoorlie operations comprise the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick, each of which holds a 50% interest. The Super Pit is Australia’s largest gold mine in terms of gold production and annual mining volume. During 2005, the Kalgoorlie operations sold 409,600 equity ounces of gold.

Martha.    The Martha open pit mine is located within the town of Waihi, located approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand. Newmont acquired the minority interests in the Martha mine in April 2003. During 2005, development continued on the Favona underground deposit. Production from the Favona deposit is scheduled for 2007. The operation sold 163,400 ounces of gold during 2005. The Martha mine does not currently pay royalties. Under new royalty arrangements, however, Newmont will pay 1% of gross revenues from gold and silver sales, or 5% of accounting profit, whichever is greater, at Favona.

Boddington.    Boddington is a development project located 81 miles (130 kilometers) southeast of Perth in Western Australia. At December 31, 2005 Boddington was owned by Newmont (44.4%), AngloGold Ashanti Limited (33.3%) and Newcrest Mining Limited (22.2%). In February 2006, Newmont entered into an agreement to acquire Newcrest’s 22.22% interest in Boddington for A$225 plus applicable stamp duty and similar costs. When the transaction closes, Newmont’s interest in Boddington will increase to two-thirds. Closing of the transaction is subject to Australian Foreign Investment Review Board, Western Australia Government and other approvals, and is expected by April 2006. In February 2006, Newmont’s Board of Directors approved the development of the Boddington project.

Batu Hijau, Indonesia

Newmont operates Batu Hijau, a producer of copper/gold concentrates, and has a 45% ownership interest therein, held through a partnership with an affiliate of Sumitomo Corporation. Newmont has a 56.25% interest in the partnership and the Sumitomo affiliate holds the remaining 43.75%. The partnership, in turn, owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the subsidiary that owns Batu Hijau. The remaining 20% interest in PTNNT is a carried interest held by P.T. Pukuafu Indah, an unrelated Indonesian company. Through September 30, 2004, PTNNT recorded cumulative losses and therefore Newmont historically reported a 56.25% economic interest in Batu Hijau. As a result of higher metal prices, improved operating and financial results, and increased life of mine expectations regarding production, costs and economics, PTNNT’s cumulative losses had been recovered by the fourth quarter of 2004, thereby allowing for the payment of dividends. Under existing shareholder agreements, the Indonesian shareholder will be entitled to receive 6% of any dividends paid by PTNNT until such time as a loan to the Indonesian shareholder is fully repaid (including accrued interest). Newmont, therefore, decreased its economic interest in Batu Hijau to 52.875%, effective October 1, 2004, reflecting 56.25% of the 94% of PTNNT’s dividends payable to the Newmont/Sumitomo partnership.

Prior to January 1, 2004, we accounted for our investment in Batu Hijau as an equity investment due to each of PTNNT shareholders’ significant participating rights in Batu Hijau’s business. Newmont identified Batu Hijau as a variable interest entity because of certain capital structures and contractual relationships, and determined that it is the primary beneficiary of Batu Hijau. Therefore, pursuant to FIN 46R, Newmont consolidated Batu Hijau effective January 1, 2004. See Note 3 to the Consolidated Financial Statements for more information.

Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit which Newmont discovered in 1990. Development and construction activities began in 1997 and start-up occurred in late 1999. In 2005, copper sales were 572.7 million pounds (302.8 million equity pounds), while gold sales were 720,500 ounces (381,000 equity ounces).

In Indonesia, rights are granted to foreign investors to explore for and to develop mineral resources within defined areas through Contracts of Work entered into with the Indonesian government. In 1986, PTNNT entered into a Contract of Work with the Indonesian government covering Batu Hijau, under which PTNNT was granted the exclusive right to explore in the contract area, construct any required facilities, extract and process the mineralized materials, and sell and export the minerals produced, subject to certain requirements including Indonesian government approvals and payment of royalties to the government. Under the Contract of Work, PTNNT has the right to continue operating the project for 30 years from operational start-up, or longer if approved by the Indonesian government.

Under the Batu Hijau Contract of Work, beginning in 2005 and continuing through 2010, a portion of the project must be offered for sale to the Indonesian government or to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 15% by the end of the 2005; 23% by the end of 2006; 30% by the end of 2007; 37% by the end of 2008, 44% by the end of 2009; and 51% by the end of 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern.

An Indonesian national currently owns a 20% interest in Batu Hijau, which requires the Newmont/Sumitomo partnership to offer a 3% interest in 2006. Pursuant to this provision, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

Other Operations

Canada.    Newmont’s Canadian operations include two underground mines. The Golden Giant mine (100% owned) is located approximately 25 miles (40 kilometers) east of Marathon in Ontario, Canada, and has been in production since 1985. Mining operations at Golden Giant were completed in December 2005 with final mill production and gold sales expected in the first quarter of 2006. In 2005, the Golden Giant mine sold 162,000 ounces of gold. The Holloway mine is located approximately 35 miles (56 kilometers) east of Matheson in Ontario, and about 400 miles (644 kilometers) northeast of Golden Giant, and has been in production since 1996. The Holloway mine is 100% owned as of October 2005. At December 31, 2005 the Company classified the Holloway mine as an asset held for sale. Operating results for Holloway have been reclassified to discontinued operations for all periods presented.

Mexico.    Newmont has a 44% interest in the La Herradura mine, which is located in Mexico’s Sonora desert. La Herradura is operated by Industriales Peñoles and comprises an open pit operation with run-of-mine heap leach processing. La Herradura sold 80,200 equity ounces of gold in 2005.

Bolivia.    The Kori Kollo open pit mine is on a high plain in northwestern Bolivia near Oruro, on government mining concessions issued to a Bolivian corporation, Empresa Minera Inti Raymi S.A. (“Inti Raymi”), in which Newmont has an 88% interest. The remaining 12% is owned by Mrs. Beatriz Rocabado.

Inti Raymi owns and operates the mine. The mill was closed in October 2003 and production continued from residual leaching. In 2005, additional material from the stockpiles and Lla Llagua pit were placed on the existing leach pad and ore from the Kori Chaca pit was processed on a new leach pad. In 2005, the mine sold 83,200 equity ounces of gold.

Minahasa, Indonesia.    Newmont owns 80% of Minahasa and the remaining 20% interest is a carried interest held by P.T. Tanjung Serapung, an unrelated Indonesian company. Minahasa is located on the island of Sulawesi, approximately 1,500 miles (2,414 kilometers) northeast of Jakarta. Mining was completed in late 2001 and gold production was completed in 2004. See Note 30 to the Consolidated Financial Statements for additional information regarding Minahasa.

Uzbekistan.    Newmont has a 50% interest in the Zarafshan-Newmont Joint Venture in Uzbekistan. Ownership of the remaining 50% interest is divided between the State Committee for Geology and Mineral Resources and the Navoi Mining and Metallurgical Combine, each a state entity of Uzbekistan. The joint venture produces gold by crushing and leaching ore from existing stockpiles of low-grade oxide material from the nearby government-owned Muruntau mine, located in the Kyzylkum Desert. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars. Zarafshan-Newmont sold 122,700 equity ounces of gold in 2005.

The State Committee and Navoi furnish ore to Zarafshan-Newmont under an ore supply agreement. Under the agreement, the State Committee and Navoi are obligated to deliver 242.5 million tons of ore to Zarafshan-Newmont from various areas of the stockpiles designated into four different “Zones” under the agreement. As of December 31, 2005, approximately 156 million tons of ore have been delivered, leaving a balance of 87 million tons to be delivered from Zone 4 at an average ore grade of 0.036 per ton. In February 2006, Newmont, the State Committee and Navoi reached an agreement to amend the ore supply agreement. This amendment will reduce the average ore grade to be provided from 0.036 ounce per ton to 0.032 ounce per ton.

Ghana, Development Projects

Newmont has two projects under construction in Ghana, in West Africa. The Ahafo project, located in the Brong Ahafo Region of Ghana, is 100% owned by Newmont following the acquisition of the remaining 50% of the Ntotoroso property from Moydow Mines International, Inc. in December 2003. Development activities during 2005 included engineering, procurement and construction of the mine and process facilities. Initial development costs at Ahafo are estimated at approximately $475, with estimated average steady-state annual gold sales of approximately 500,000 to 550,000 ounces starting in mid-2006. At December 31, 2005, the Ahafo project had reserves of 12.2 million ounces of gold.

At December 31, 2005, Newmont held an 85% interest in the Akyem project, located in the Eastern Region of Ghana. The remaining 15% was held by Kenbert Mines Limited. In July 2005, Newmont’s Board of Directors approved the development of the Akyem project. Initial development costs are estimated at approximately $500, with gold production expected to commence in the second half of 2008. The Akyem project is anticipated to generate steady-state annual gold sales of approximately 500,000 ounces. At year-end 2005, the Akyem project had 6.5 million equity ounces of gold reserves. In January 2006, Newmont acquired Kenbert’s interest in the Akyem project.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement between Newmont and the Government of Ghana. The Agreement establishes a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the Agreement, Newmont will pay corporate income tax at the Ghana statutory tax rate (presently 28%) not to exceed 32.5% and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The Government of Ghana is also entitled to receive 10% of a project’s net cash flow after Newmont has recouped its investment and may acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.

Operating Statistics

The following tables detail operating statistics related to gold production and sales.

	Nevada			Yanacocha, Peru
Year Ended December 31,	2005	2004	2003	2005	2004	2003
Tons mined (000 dry short tons):
Open pit	193,565	192,821	176,254	218,933	193,407	204,889
Underground	1,727	1,683	1,733	N/A	N/A	N/A
Tons milled/processed (000 dry short tons):
Oxide	5,645	4,626	2,914	N/A	N/A	N/A
Refractory	9,925	8,984	9,129	N/A	N/A	N/A
Leach	21,660	17,356	18,376	146,645	133,514	145,275
Average ore grade (oz/ton):
Oxide	0.108	0.125	0.140	N/A	N/A	N/A
Refractory	0.185	0.199	0.219	N/A	N/A	N/A
Leach	0.024	0.029	0.028	0.028	0.025	0.027
Average mill recovery rate:
Oxide	75.1%	79.1%	80.8%	N/A	N/A	N/A
Refractory	89.7%	90.8%	90.6%	N/A	N/A	N/A
Ounces produced (000):
Oxide	405.2	461.2	336.0	N/A	N/A	N/A
Refractory	1,671.3	1,666.7	1,834.2	N/A	N/A	N/A
Leach	357.1	332.5	390.5	3,333.1	3,017.3	2,851.1

	2,433.6	2,460.4	2,560.7	3,333.1	3,017.3	2,851.1

Ounces sold (000)	2,444.1	2,538.0	2,490.8	3,327.5	3,039.9	2,858.7

Production costs per ounce:
Direct mining and production costs	$346	$297	$244	$150	$144	$124
Deferred stripping and other costs	(23)	(22)	(14)	(8)	(6)	(1)
Royalties and production taxes	8	5	7	3	2	2
Reclamation/accretion expense	2	2	3	2	2	2

Total costs applicable to sales	333	282	240	147	142	127
Depreciation, depletion and amortization	51	50	55	62	65	56

Total production costs	$384	$332	$295	$209	$207	$183

	Australia/New Zealand			Batu Hijau, Indonesia(1)
Year Ended December 31,	2005	2004	2003	2005	2004	2003
Tons mined (000 dry short tons):
Open pit	60,691	64,083	73,468	225,838	235,455		231,073
Underground	4,023	4,806	6,744	N/A	N/A		N/A
Tons milled/processed (000 dry short tons):
Oxide	8,579	9,560	11,018	N/A	N/A		N/A
Refractory	7,314	7,142	8,071	50,210	54,243		49,819
Average ore grade: (oz/ton)
Oxide	0.147	0.150	0.151	N/A	N/A		N/A
Refractory	0.067	0.072	0.078	0.018	0.016		0.015
Average mill recovery rate:
Oxide	94.0%	94.4%	94.9%	N/A	N/A		N/A
Refractory	85.6%	86.7%	85.1%	80.7%	80.9%		80.9%
Ounces produced (000):
Oxide	1,185.6	1,365.5	1,671.1	N/A	N/A		N/A
Refractory	409.4	453.2	421.2	731.8	718.8		600.8

	1,595.0	1,818.7	2,092.3	731.8	718.8		600.8

Ounces sold (000)	1,600.5	1,887.6	2,016.7	720.5	715.2		N/A

Production costs per ounce:
Direct mining and production costs	$311	$259	$225	$146	$110	$	N/A
Deferred stripping and other costs	(10)	4	(2)	(5)	9		N/A
Royalties and production taxes	13	14	14	9	8		N/A
Reclamation/accretion expense	3	3	2	2	1		N/A

Total costs applicable to sales	317	280	239	152	128		N/A
Depreciation, depletion and amortization	74	67	61	47	39		N/A

Total production costs	$391	$347	$300	$199	$167	$	N/A

(1)	Newmont’s economic interest decreased to 52.875% from 56.25% on October 1, 2004.
(2)	Batu Hijau sold 584,700 ounces of gold in 2003 (328,900 equity ounces). Batu Hijau was accounted for by the equity method in 2003. Had Batu Hijau been consolidated in 2003, Costs applicable to sales would have been $119 per ounce and Depreciation, depletion and amortization would have been $55 per ounce.

	Other Operations			Total Gold
Year Ended December 31,	2005	2004	2003	2005	2004	2003
Ounces produced (000):
Oxide	161.8	264.8	402.3	1,752.6	2,091.5	2,409.4
Refractory	N/A	63.8	218.7	2,812.5	2,902.5	2,474.1
Leach	301.6	299.0	391.5	3,991.8	3,648.8	3,633.1

	463.4	627.6	1,012.5	8,556.9	8,642.8	8,516.6

Ounces sold (000)	459.4	648.2	1,011.2	8,552.0	8,828.9	8,377.4

Production costs per ounce:
Direct mining and production costs	$225	$215	$184	$239	$214	$191
Deferred stripping and other costs	(6)	(4)	(2)	(12)	(6)	(5)
Royalties and production taxes	5	5	4	7	6	7
Reclamation/accretion expense	5	4	3	2	2	2

Total costs applicable to sales	229	220	189	236	216	195
Depreciation, depletion and amortization	63	73	67	60	60	58

Total production costs	$292	$293	$256	$296	$276	$253

The following table details operating statistics related to copper production and sales.

	Batu Hijau, Indonesia(1)
Year Ended December 31,	2005	2004	2003(2)
Tons milled/processed (thousands)	50,210	54,243		49,819
Average copper grade	0.69%	0.75%		0.72%
Average copper recovery rate	86.7%	87.8%		88.6%
Copper pounds produced (millions)	596.0	716.9		634.1
Copper pounds sold (millions)	572.7	683.3		N/A
Costs applicable to sales per pound	$0.53	$0.45	$	N/A
Total production cost per pound	$0.68	$0.58	$	N/A

(1)	Newmont’s economic interest decreased to 52.875% from 56.25% on October 1, 2004.
(2)	Batu Hijau was accounted for by the equity method in 2003. Had Batu Hijau been consolidated in 2003 copper pounds sold would have been 610.5 million pounds (343.4 million equity pounds), Costs applicable to sales would have been $0.31 per pound and Total production cost per pound would have been $0.44 per pound.

Royalty Properties

The following is a description of Newmont’s principal royalty interests, all of which were acquired as a result of the Franco-Nevada acquisition. Newmont’s royalty interests are generally in the form of a net smelter return (“NSR”) royalty, which provides for the payment, either in cash or physical metal (“in kind”) of a specified percentage of production, less certain specified transportation and refining costs. In some cases, Newmont owns a net profit interest (“NPI”) pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case, from a particular mining operation. The majority of NSR royalty revenue and NPI revenue can be received in kind (generally in the form of gold bullion) at Newmont’s option. Newmont also has a significant oil and gas royalty portfolio in Western Canada. In 2005, Newmont’s Royalty and dividend income, net was $79.

Nevada-Goldstrike.    Newmont holds various NSR and NPI royalties at the Goldstrike properties (Betze-Post and Meikle mines) located on the Carlin Trend in northern Nevada. The Betze-Post and Meikle mines are owned and operated by a subsidiary of Barrick. Newmont received $22 in royalty income from the Goldstrike properties in 2005.

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

Montana-Stillwater.    Newmont holds a 5% NSR royalty on a portion of the Stillwater mine and all of the East Boulder mine, both located near Nye, Montana and owned and operated by Stillwater Mining Company. Newmont received $9 in royalty income from the Stillwater properties in 2005. Stillwater produces palladium, platinum, and associated metals (platinum group metals or PGMs) from a geological formation known as the J-M Reef. Stillwater is the only significant producer of PGMs outside of South Africa and Russia. The J-M Reef is an extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles. To date, the majority of production has been from the Stillwater mine, with East Boulder commencing production during 2001. For the year 2005, an average of approximately 80% of the total production from the Stillwater mine and 100% of the total production from the East Boulder mine was subject to Newmont’s royalty. Because Newmont’s royalty does not apply to a portion of the Stillwater properties the percentage of future production from the royalty lands will vary from year to year.

Canada-Oil and Gas Interests.    Newmont’s oil and gas royalty portfolio covers 1.8 million gross acres of producing and non-producing lands located in western Canada and the Canadian Arctic. The average royalty on these lands is 6%. Newmont received $29 in royalty income from these properties in 2005.

Investment Interests

Newmont owns a portfolio of marketable equity securities, the major components of which are Canadian Oil Sands Trust, Shore Gold Corporation, Gabriel Resources, Ltd. and Miramar Mining Corporation. The market value of the portfolio was $940 as of December 31, 2005.

Proven and Probable Reserves

Newmont had proven and probable gold reserves of 93.2 million equity ounces as of December 31, 2005.

Gold reserves for 2005 were calculated at a gold price of $400, A$550 or NZ$650 per ounce, except at Kalgoorlie, where gold reserves were calculated at a gold price of A$560 per ounce. 2005 gold reserves would decline by approximately 8%, or 7 million ounces, if calculated at a gold price of $375 per ounce. An increase in the gold price to $425 per ounce would increase gold reserves by approximately 6%, or 6 million ounces, all other assumptions remaining constant.

At year-end 2005, Nevada proven and probable gold reserves were 33.3 million equity ounces. Outside of Nevada, year-end gold reserves were 59.9 million equity ounces, including 14.9 million equity ounces in Australia/New Zealand, 16.8 million equity ounces in Peru and 18.7 million equity ounces in Ghana. Copper reserves at year-end 2005 were 9.1 billion equity pounds. Copper reserves were calculated at a copper price of $1.00 or A$1.43 per pound.

Under current mining plans, all reserves are located on fee property or mining claims or will be depleted during the terms of existing mining licenses or concessions, or where applicable, any assured renewal or extension periods for such licenses or concessions.

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

The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of gold and copper will be realized. Ounces of gold or pounds of copper in proven and probable reserves are calculated without regard to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold and copper, as well as increased production costs or reduced metallurgical recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

Reserves are published once each year and will be recalculated as of December 31, 2006, taking into account metal prices, divestments and depletion as well as any acquisitions and additions to reserves during 2006.

The following tables detail gold proven and probable reserves(1) reflecting only those reserves owned by Newmont on December 31, 2005 and 2004:

	December 31, 2005
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Metallurgical Recovery(3)
Nevada(4)
Carlin Open Pit(5)	100%	21,000	0.072	1,520	217,300	0.041	8,810	238,300	0.043	10,330	72%
Twin Creeks	100%	14,800	0.081	1,200	46,400	0.072	3,320	61,200	0.074	4,520	82%
Lone Tree Complex(6)	100%	800	0.096	70	3,200	0.076	250	4,000	0.080	320	80%
Phoenix(7)	100%	—	—	—	308,400	0.029	8,950	308,400	0.029	8,950	81%
Carlin Underground(8)	100%	1,700	0.53	900	6,000	0.47	2,850	7,700	0.49	3,750	94%
Midas(9)	100%	600	0.67	430	900	0.52	470	1,500	0.58	900	95%
Turquoise Ridge(10)	25%	1,100	0.56	620	800	0.57	480	1,900	0.56	1,100	90%
Nevada Stockpiles(11)	100%	22,600	0.089	2,010	4,800	0.053	250	27,400	0.083	2,260	80%
Nevada In-Process(12)	100%	46,800	0.021	1,000	2,100	0.067	140	48,900	0.023	1,140	65%

		109,400	0.071	7,750	589,900	0.043	25,520	699,300	0.048	33,270	80%

Yanacocha, Peru
Yanacocha Open Pits(13)	51.35%	30,900	0.024	740	263,600	0.034	8,960	294,500	0.033	9,700	69%
Yanacocha In-Process(12)(13)	51.35%	34,700	0.028	970	—	—	—	34,700	0.028	970	70%
Conga(14)	51.35%	—	—	—	317,200	0.019	6,080	317,200	0.019	6,080	79%

		65,600	0.026	1,710	580,800	0.026	15,040	646,400	0.026	16,750	73%

Australia/New Zealand
Boddington, Western Australia(15)	44.44%	60,600	0.029	1,780	136,800	0.025	3,380	197,400	0.026	5,160	82%
Kalgoorlie Open Pits and Underground	50%	32,900	0.060	1,980	39,400	0.063	2,500	72,300	0.062	4,480	88%
Kalgoorlie Stockpiles(11)	50%	12,600	0.033	420	—	—	—	12,600	0.033	420	88%

Total Kalgoorlie, Western Australia(16)	50%	45,500	0.053	2,400	39,400	0.063	2,500	84,900	0.058	4,900	88%

Pajingo, Queensland(17)	100%	400	0.41	150	1,200	0.25	300	1,600	0.29	450	97%
Tanami Underground and Open Pits	100%	5,400	0.17	890	8,100	0.16	1,330	13,500	0.16	2,220	95%
Tanami Stockpiles(11)	100%	400	0.074	30	2,200	0.037	80	2,600	0.043	110	95%

Total Tanami, Northern Territory(18)	100%	5,800	0.16	920	10,300	0.14	1,410	16,100	0.15	2,330	95%

Jundee, Western Australia(19)	100%	2,900	0.060	170	3,700	0.36	1,360	6,600	0.23	1,530	93%
Martha, New Zealand(20)	100%	—	—	—	3,500	0.16	570	3,500	0.16	570	91%

		115,200	0.047	5,420	194,900	0.049	9,520	310,100	0.048	14,940	88%

Batu Hijau, Indonesia
Batu Hijau Open Pit(21)	52.875%	147,600	0.012	1,770	446,500	0.010	4,540	594,100	0.011	6,310	80%
Batu Hijau Stockpiles(11)(21)	52.875%	—	—	—	103,900	0.003	340	103,900	0.003	340	69%

		147,600	0.012	1,770	550,400	0.009	4,880	698,000	0.010	6,650	80%

Ghana
Akyem(22)	85%	—	—	—	125,100	0.052	6,510	125,100	0.052	6,510	89%
Ahafo(23)	100%	—	—	—	156,900	0.078	12,190	156,900	0.078	12,190	88%

		—	—	—	282,000	0.066	18,700	282,000	0.066	18,700	88%

Other Operations
Holloway, Ontario(24)	100%	50	0.17	10	100	0.20	20	150	0.19	30	90%
La Herradura, Mexico(25)	44%	18,100	0.021	380	16,800	0.023	390	34,900	0.022	770	66%
Kori Kollo, Bolivia(26)	88%	12,600	0.010	120	16,200	0.019	320	28,800	0.015	440	63%
Zarafshan-Newmont, Uzbekistan(27)	50%	46,700	0.036	1,690	—	—	—	46,700	0.036	1,690	56%

		77,450	0.028	2,200	33,100	0.022	730	110,550	0.027	2,930	60%

Total Gold		515,250	0.037	18,850	2,231,100	0.033	74,390	2,746,350	0.034	93,240	81%

	December 31, 2004
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000 tons)	Grade (oz/ton)	Ounces(3) (000)	Metallurgical Recovery(3)
Nevada
Carlin Open Pit	100%	16,100	0.070	1,130	185,500	0.045	8,290	201,600	0.047	9,420	74%
Twin Creeks	100%	14,900	0.083	1,240	46,900	0.073	3,420	61,800	0.075	4,660	81%
Lone Tree Complex	100%	2,700	0.099	270	11,300	0.054	610	14,000	0.063	880	81%
Phoenix	100%	—	—	—	248,000	0.034	8,470	248,000	0.034	8,470	80%
Carlin Underground	100%	1,900	0.65	1,230	6,800	0.47	3,180	8,700	0.51	4,410	94%
Midas	100%	700	0.68	460	2,200	0.45	990	2,900	0.51	1,450	96%
Turquoise Ridge(10)	25%	1,100	0.61	690	600	0.62	360	1,700	0.61	1,050	91%
Nevada Stockpiles	100%	26,700	0.091	2,360	4,300	0.058	250	30,300	0.086	2,610	81%
Nevada In-Process	100%	45,700	0.021	940	1,300	0.062	80	47,000	0.022	1,020	65%

		109,800	0.076	8,320	506,900	0.051	25,650	616,000	0.055	33,970	81%

Yanacocha, Peru
Yanacocha Open Pits	51.35%	40,400	0.026	1,060	307,800	0.033	10,210	348,200	0.032	11,270	67%
Yanacocha In-Process	51.35%	29,000	0.028	820	—	—	—	29,000	0.028	820	77%
Conga	51.35%	—	—	—	190,500	0.023	4,470	190,500	0.023	4,470	75%

		69,400	0.027	1,880	498,300	0.029	14,680	567,700	0.029	16,560	70%

Australia/New Zealand
Boddington, Western Australia(28)	44.44%	61,000	0.027	1,670	129,900	0.025	3,180	190,900	0.025	4,850	82%
Golden Grove, Western Australia(29)	100%	2,400	0.025	60	2,100	0.069	140	4,500	0.045	200	62%
Kalgoorlie Open Pits and Underground	50%	35,600	0.061	2,190	39,800	0.064	2,560	75,400	0.063	4,750	87%
Kalgoorlie Stockpiles	50%	12,400	0.035	430	—	—	—	12,400	0.035	430	87%

Total Kalgoorlie, Western Australia	50%	48,000	0.055	2,620	39,800	0.064	2,560	87,800	0.059	5,180	87%

Pajingo, Queensland	100%	200	0.47	110	1,700	0.32	540	1,900	0.34	650	96%
Tanami Underground and Open Pits	100%	4,800	0.19	890	7,300	0.14	1,060	12,100	0.16	1,950	96%
Tanami Stockpiles	100%	1,100	0.079	90	3,000	0.037	110	4,100	0.048	200	95%

Total Tanami, Northern Territory	100%	5,900	0.17	980	10,300	0.11	1,170	16,200	0.13	2,150	95%

Jundee, Western Australia	100%	3,100	0.047	140	5,300	0.24	1,270	8,400	0.17	1,410	93%
Martha, New Zealand	100%	—	—	—	4,400	0.15	670	4,400	0.15	670	90%

		120,600	0.046	5,580	193,500	0.049	9,530	314,100	0.048	15,110	87%

Batu Hijau, Indonesia
Batu Hijau Open Pit(21)	52.875%	148,600	0.013	1,910	440,100	0.011	5,000	588,700	0.012	6,910	81%
Batu Hijau Stockpiles(21)	52.875%	—	—	—	86,400	0.004	300	86,400	0.004	300	73%

		148,600	0.013	1,910	526,500	0.010	5,300	675,100	0.011	7,210	80%

Ghana, West Africa
Akyem	85%	—	—	—	109,400	0.049	5,410	109,400	0.049	5,410	89%
Ahafo	100%	—	—	—	156,900	0.068	10,630	156,900	0.068	10,630	88%

		—	—	—	266,300	0.060	16,040	266,300	0.060	16,040	88%

Other Operations
Golden Giant, Ontario(30)	100%	—	—	—	500	0.31	160	500	0.31	160	96%
Holloway, Ontario(31)	93.87%	500	0.16	80	900	0.19	180	1,400	0.18	260	94%
La Herradura, Mexico	44%	11,300	0.025	280	11,000	0.030	330	22,300	0.027	610	66%
Kori Kollo, Bolivia	88%	5,900	0.017	100	16,600	0.022	370	22,500	0.021	470	63%
Ovacik, Turkey(32)	100%	200	0.38	70	200	0.15	30	400	0.25	100	96%
Zarafshan-Newmont, Uzbekistan	50%	53,800	0.037	1,940	—	—	—	53,800	0.037	1,940	57%

		71,700	0.034	2,470	29,200	0.037	1,070	100,900	0.035	3,540	64%

Total Gold		520,100	0.039	20,160	2,020,700	0.036	72,270	2,540,100	0.036	92,430	81%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated in a full feasibility study to be viable and justifiable under reasonable investment and market assumptions.

The term “legally,” as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, Newmont must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a timeframe consistent with Newmont’s current mine plans.

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

Proven and probable reserves were calculated using different cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material that can economically be included in the reserves in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and type of milling or leaching facilities available.

2005 reserves were calculated at a gold price of $400, A$550 or NZ$650 per ounce unless otherwise noted.

2004 reserves were calculated at a gold price of $350, A$550 or NZ$650 per ounce unless otherwise noted.

(2)	Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.
(3)	Ounces or pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest 10,000.
(4)	Cut-off grades utilized in Nevada 2005 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.060 ounce per ton; refractory leach material not less than 0.031 ounce per ton; and refractory mill material not less than 0.038 ounce per ton.
(5)	Includes undeveloped reserves at Castle Reef, North Lantern and Emigrant deposits for combined total undeveloped reserves of 1.75 million ounces.
(6)	The Lone Tree deposit will be mined out in August 2006 based on the current mine plan. Processing of stockpiles and residual leaching will continue after the open pit operation is closed.
(7)	Deposit is partially developed. Construction of facilities began in November 2004, and production is expected in mid-2006.
(8)	Includes partially developed reserves at Leeville, which contains total reserves of 2.4 million ounces. Production is expected in 2006.
(9)	Also contains reserves of 11 million ounces of silver with a metallurgical recovery of 90%.
(10)	Reserves estimate provided by Placer Dome, the operator of the Turquoise Ridge Joint Venture.
(11)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where tonnage or contained ounces are greater than 5% of the total site-reported reserves and contained ounces are greater than 100,000.
(12)	In-process material is material on leach pads at the end of each year from which gold remains to be recovered. In-process material reserves are reported separately where tonnage or contained ounces are greater than 5% of the total site-reported reserves and contained ounces are greater than 100,000.
(13)	Reserves include currently undeveloped deposits at Corimayo and Chaquicocha Sur, which contain combined undeveloped reserves of 3 million equity ounces. Cut-off grades utilized in 2005 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; and oxide mill material not less than 0.038 ounce per ton.
(14)	Deposits are currently undeveloped. Cut-off grade utilized in 2005 reserves not less than 0.009 ounce per ton.
(15)	Deposit is currently undeveloped. Cut-off grade utilized in 2005 reserves not less than 0.010 ounce per ton. Newmont announced the acquisition of an additional 22.22% equity interest on February 12, 2006, which upon closing will increase Newmont’s equity ownership to 66.67%.
(16)	Reserves based on a gold price of A$560 per ounce. Cut-off grade utilized in 2005 reserves not less than 0.026 ounce per ton.
(17)	Cut-off grade utilized in 2005 reserves not less than 0.035 ounce per ton.
(18)	Cut-off grade utilized in 2005 reserves not less than 0.031 ounce per ton.
(19)	Cut-off grade utilized in 2005 reserves not less than 0.018 ounce per ton.
(20)	Includes partially developed reserves at the Favona deposit containing 350,000 ounces. Cut-off grade utilized in 2005 reserves not less than 0.029 ounce per ton.
(21)	Percentage reflects Newmont’s economic interest in remaining reserves. Cut-off grade utilized in 2005 reserves not less than 0.007 ounce per ton.

(22)	Deposit is undeveloped. Newmont acquired the remaining 15% interest in January 2006, bringing Newmont’s equity interest to 100% for 2006. Cut-off grade utilized in 2005 reserves not less than 0.012 ounce per ton.
(23)	Deposits are partially developed and include undeveloped reserves totaling 5.5 million ounces. Construction of facilities began in November 2004, and production is expected in the second half of 2006. Cut-off grade utilized in 2005 reserves not less than 0.016 ounce per ton.
(24)	Newmont’s equity interest increased to 100% in 2005 from 93.87% in 2004 because our joint venture partner elected not to participate in the work program; as a result, its equity interest converted into a net profits interest. Property includes partially developed reserves of 15,000 ounces at the Blacktop deposit. Cut-off grade utilized in 2005 reserves not less than 0.16 ounce per ton.
(25)	Cut-off grade utilized in 2005 reserves not less than 0.008 ounce per ton.
(26)	Cut-off grade utilized in 2005 reserves not less than 0.009 ounce per ton.
(27)	Reserves are comprised primarily of stockpile material contractually designated for processing by Zarafshan-Newmont. Tonnage and gold content of material available to Zarafshan-Newmont for processing from the designated stockpiles are guaranteed by the state entities of Uzbekistan. Subsequent to December 31, 2005, and pursuant to an agreement with the state entities, the state entities re-designated the stockpile material available to Zarafshan-Newmont, which will reduce 2006 reserves by approximately 190,000 ounces.
(28)	Reserves were calculated at a gold price of A$425 per ounce.
(29)	Golden Grove was sold in July 2005. Gold reported in reserves was contained within zinc and copper orebodies.
(30)	Reserves were depleted by mining in December 2005, and the mine was closed.
(31)	Ownership percentage reflected Newmont’s equity interest based upon the weighted average of its 84.65% interest in the Holloway Joint Venture and 100% interest in remaining reserves.
(32)	Ovacik was sold in March 2005.

The following tables detail copper proven and probable reserves(1) reflecting only those reserves owned by Newmont on December 31, 2005 or 2004:

	December 31, 2005
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2) (000 tons)	Grade (Cu %)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (Cu %)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (Cu %)	Millions of Pounds(3)	Metallurgical Recovery(3)
Phoenix, Nevada(4)	100%	—	—	—	309,900	0.15%	900	309,900	0.15%	900	67%
Conga, Peru(5)	51.35%	—	—	—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%
Batu Hijau(6)	52.875%	147,600	0.47%	1,390	446,500	0.44%	3,920	594,100	0.45%	5,310	83%
Batu Hijau, Stockpiles(6)(7)	52.875%	—	—	—	103,900	0.36%	750	103,900	0.36%	750	70%

Total Batu Hijau, Indonesia(6)	52.875%	147,600	0.47%	1,390	550,400	0.42%	4,670	698,000	0.43%	6,060	81%

Boddington, Western Australia(8)	44.44%	60,600	0.12%	140	136,600	0.12%	340	197,200	0.12%	480	83%

Total Copper		208,200	0.37%	1,530	1,314,100	0.29%	7,570	1,522,300	0.30%	9,100	81%

	December 31, 2004
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2) (000 tons)	Grade (Cu %)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (Cu %)	Millions of Pounds(3)	Tonnage(2) (000 tons)	Grade (Cu %)	Millions of Pounds(3)	Metallurgical Recovery(3)
Phoenix, Nevada	100%	—	—	—	216,700	0.15%	660	216,700	0.15%	660	67%
Conga, Peru	51.35%	—	—	—	190,600	0.30%	1,140	190,600	0.30%	1,140	90%
Batu Hijau	52.875%	148,700	0.50%	1,480	440,200	0.47%	4,120	588,900	0.48%	5,600	86%
Batu Hijau, Stockpiles	52.875%	—	—	—	86,500	0.38%	660	86,500	0.38%	660	80%

Total Batu Hijau, Indonesia(7)	52.875%	148,700	0.50%	1,480	526,700	0.45%	4,780	675,400	0.46%	6,260	85%

Boddington, Western Australia(9)	44.44%	61,000	0.12%	140	129,700	0.13%	330	190,700	0.12%	470	84%

Golden Grove, Western Australia(10)	100%	3,100	2.91%	180	5,600	1.60%	180	8,700	2.07%	360	88%

Total Copper		212,800	0.42%	1,800	1,069,300	0.33%	7,090	1,282,100	0.35%	8,890	84%

(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2005 were calculated at a copper price of $1.00 or A$1.43 per pound. Copper reserves for 2004 were calculated at a copper price of $0.90 or A$1.45 per pound.
(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to the nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds are rounded to the nearest 10 million.
(4)	Deposit is partially developed. Construction of facilities began in November 2004, and production is expected in mid-2006.
(5)	Deposits are undeveloped.
(6)	Percentage reflects Newmont’s economic interest in remaining reserves.
(7)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where tonnage or contained metal is greater than 5% of the total site-reported reserves.
(8)	Deposit is undeveloped. Newmont announced the acquisition of an additional 22.22% equity interest on February 12, 2006, which upon closing will increase Newmont’s equity ownership to 66.67%.
(9)	Reserves were calculated at a copper price of A$1.25 per pound.
(10)	Golden Grove was sold in July 2005.

The following table reconciles year-end 2005 and 2004 gold proven and probable equity reserves:

Contained Ounces
(in millions)
December 31, 2004	92.4
Depletion(1)	(8.3)
Divestments(2)	(0.3)
Revisions and Additions	9.4

December 31, 2005	93.2

(1)	Reserves mined and processed in 2005.
(2)	Includes 200,000 ounces from the sale of Golden Grove and 100,000 ounces from the sale of Ovacik.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 30 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Newmont’s executive officers as of February 22, 2006 were:

Name	Age	Office
Wayne W. Murdy	61	Chairman and Chief Executive Officer
Pierre Lassonde	58	President
Britt D. Banks	44	Senior Vice President and General Counsel
Thomas L. Enos	54	Senior Vice President, Operations
Bruce D. Hansen	48	Senior Vice President, Operations Services and Development
Richard T. O’Brien	51	Senior Vice President and Chief Financial Officer
Russell Ball	37	Vice President and Controller
Paul J. Dowd	56	Vice President, Australian Operations
Robert J. Gallagher	55	Vice President, Australian and Indonesian Operations
David Gutierrez	51	Vice President, Tax
David Harquail	49	Vice President, Merchant Banking
Brant Hinze	50	Vice President, North American Operations
Thomas P. Mahoney	50	Vice President and Treasurer
Carlos Santa Cruz	50	Vice President, South American Operations
William M. Zisch	48	Vice President, African and Central Asian

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

Mr. Banks was elected Senior Vice President and General Counsel in April 2005. Previously, he served as Vice President and General Counsel from May 2001 to April 2005; Secretary from April 2001 to April 2004; and Associate General Counsel from July 1996 to May 2001.

Mr. Enos was elected Senior Vice President, Operations, in October 2005. Previously, he served as Senior Vice President, International Operations, from March 2005 to October 2005; Vice President, International Operations, from December 2002 to March 2005; Vice President of Newmont and Managing Director of Newmont Indonesia Limited from May 2002 to November 2002; and Vice President, Indonesian Operations from July 1998 to May 2002.

Mr. Hansen was elected Senior Vice President, Operations Services and Development in September 2005. Mr. Hansen served as Senior Vice President and Chief Financial Officer from July 1999 to September 2005.

Mr. O’Brien was elected Senior Vice President and Chief Financial Officer in September 2005. Mr. O’Brien was Executive Vice President and Chief Financial Officer of AGL Resources from April 2001 to September 2005 and Vice President of Mirant Corporation from March 2000 to April 2001.

Mr. Ball was elected Vice President and Controller of Newmont in August 2004. Previously, he served as Group Executive, Investor Relations, May 2002 to August 2004 and Finance Director, Indonesia, from June 2001 to April 2002.

Mr. Dowd was named Vice President, Australian Operations, in January 2006. He previously served as Vice President, Australian Operations, from December 2004 to January 2006; Vice President, Operational Development, Health and Safety from July 2002 to December 2004; and Group Executive, Operations of Normandy Mining Limited from May 1999 to July 2002.

Mr. Gallagher was named Vice President, Australian and Indonesian Operations, in January 2006. He served as Vice President, Indonesia Operations, from April 2004 to January 2006; Managing Director, Newmont Indonesia Limited from November 2002 to April 2004; General Manager of Newmont’s Batu Hijau operations in Indonesia from April 2001 to November 2002; and Director of Operations thereof from August 2000 to April 2001.

Mr. Gutierrez was named Vice President, Tax, in December 2005. Prior to joining Newmont, he was a partner with KPMG LLP from June 2002 to December 2005, serving as the Denver office Tax Managing Partner from September 2003 to December 2005. Prior to that he was a partner with Arthur Andersen LLP, serving as the Denver office managing partner from September 1997 to June 2002.

Mr. Harquail was elected Vice President, Merchant Banking, in April 2004, having served as President and Managing Director of Newmont Capital Limited since May 2002 and Vice President of Newmont since September 2003. Previously, he served as Senior Vice President of Franco-Nevada Mining Corporation Limited from May 1998 to February 2002.

Mr. Hinze was elected Vice President, North American Operations, in October 2005. He previously served as General Manager of the Minera Yanacocha operations in Peru from April 2003 to October 2005 and managed Newmont’s Minahasa and Martabe projects in Indonesia from January 2001 to December 2002.

Mr. Mahoney was elected Vice President and Treasurer of Newmont in May 2002. He served as Treasurer of Newmont from May 2001 to May 2002. Previously, he served as Assistant Treasurer from March 1997 to May 2001.

Mr. Santa Cruz has served as Vice President, South American Operations, of Newmont since August 2001. He served as General Manager of Minera Yanacocha S.R.L. from 1997 to 2001.

Mr. Zisch was named Vice President, African and Central Asian Operations, in January 2006. He previously served as Vice President, African Operations from October 2005 to January 2006; Group Executive, African Operations, from October 2003 to October 2005; and Operations Manager of the Minera Yanacocha operations in Peru from January 2001 to October 2003.

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

	2005		2004
	High	Low	High	Low
First quarter	$46.24	$40.40	$49.75	$41.10
Second quarter	$42.45	$35.10	$46.75	$35.41
Third quarter	$48.05	$36.86	$45.53	$38.11
Fourth quarter	$53.69	$42.51	$49.65	$43.97

On February 22, 2006, there were outstanding 417,383,659 shares of Newmont’s common stock (including shares represented by CDIs), which were held by approximately 17,493 stockholders of record. A dividend of $0.10 per share of common stock outstanding was declared in each quarter of 2005, for a total of $0.40 during the year. A dividend of $0.05 per share of common stock outstanding was declared in the first quarter of 2004, $0.075 per share of common stock outstanding was declared in the second and third quarters of 2004 and $0.10 per share of common stock outstanding was declared in the fourth quarter of 2004, for a total of $0.30 during the year.

On February 22, 2006, there were outstanding 31,145,915 Exchangeable Shares, which were held by 47 holders of record. The Exchangeable Shares are exchangeable at the option of the holders into Newmont common stock. Holders of Exchangeable Shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

The determination of the amount of future dividends will be made by Newmont’s Board of Directors from time to time and will depend on Newmont’s future earnings, capital requirements, financial condition and other relevant factors.

Issuer purchase of equity securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2005 through October 31, 2005	—		—	—	N/A
November 1, 2005 through November 30, 2005	—		—	—	N/A
December 1, 2005 through December 31, 2005	2,621	(1)	$51.33	—	N/A

(1)	Represents shares delivered to the Company from deferred stock held by Company employees upon vesting for purpose of covering the recipients’ tax withholding obligations.

ITEM 6.	SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2005	2004(1)	2003	2002	2001
Revenues	$4,406	$4,411	$3,059	$2,541	$1,642
Income (loss) from continuing operations, net of preferred stock dividend	$374	$453	$511	$147	$(52)
Net income (loss) applicable to common shares(2)(3)	$322	$443	$476	$154	$(54)
Basic income (loss) per common share:
From continuing operations	$0.84	$1.02	$1.24	$0.39	$(0.27)
Discontinued operations	$(0.12)	$0.09	$—	$0.01	$(0.01)
Cumulative effect of a change in accounting principle	$—	$(0.11)	$(0.08)	$0.02	$—

Net income (loss) per common share, basic	$0.72	$1.00	$1.16	$0.42	$(0.28)

Diluted income (loss) per common share:
From continuing operations	$0.83	$1.01	$1.23	$0.38	$(0.27)
Discontinued operations	$(0.11)	$0.09	$—	$0.01	$(0.01)
Cumulative effect of a change in accounting principle	$—	$(0.11)	$(0.08)	$0.02	$—

Net income (loss) per common share, diluted	$0.72	$0.99	$1.15	$0.41	$(0.28)

Dividends declared per common share	$0.40	$0.30	$0.17	$0.12	$0.12

	At December 31,
Total assets	$13,992	$12,776	$10,698	$10,147	$4,142
Long-term debt, including current portion	$1,929	$1,602	$1,078	$1,817	$1,427
Stockholders’ equity	$8,376	$7,938	$7,385	$5,419	$1,500

(1)	Effective January 1, 2004, the Company consolidated Batu Hijau.
(2)	Net income (loss) includes the cumulative effect of a change in accounting principle related to a net expense for the consolidation of Batu Hijau of $47 ($0.11 per share) net of tax and minority interest in 2004; a net expense for reclamation and remediation of $35 ($0.08 per share), net of tax, in 2003; and a net gain for depreciation of property, plant and mine development of $8 ($0.02 per share), net of tax, in 2002.
(3)	Net income (loss) includes income (loss) from discontinued operations for Golden Grove and Holloway of ($52) ($0.12 per share, $37 ($0.09 per share), $nil, $3 ($0.01 per share) and ($2) ($0.01 per share) net of tax in 2005, 2004, 2003, 2002 and 2001 respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “CHF” to Swiss currency, “NZD$” to New Zealand currency, “IDR” to Indonesian currency and or “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three years ended December 31, 2005, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2006;

•	“Accounting Changes,” which provides a discussion of recent changes to our accounting policies that have affected our consolidated results and financial position;

•	“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the last three years;

•	“Results of Operations,” which sets forth an analysis of the operating results for the last three years, the Merchant Banking Segment and the Exploration Segment;

•	“Recent Accounting Pronouncements,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results; and

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index. We are also engaged in the exploration for and acquisition of gold properties. We have operations in the United States, Australia, Peru, Indonesia, Canada, Uzbekistan, Bolivia, New Zealand and Mexico. We have two development projects in Ghana, which is expected to become our next core operating district. During the last several years we have expanded our global footprint through our exploration efforts and through the acquisition of operating and development assets.

We face key risks associated with our business. One of the most significant risks is fluctuation in the prices of gold and copper, which are affected by numerous factors beyond our control. Other challenges we face include production cost increases and social and environmental issues. Operating costs at our operations are subject to variation due to a number of factors, such as changing ore grades, metallurgy, revisions to mine plans and changes in accounting principles. At foreign locations, such costs are also influenced by currency fluctuations that may affect our U.S. dollar operating costs. In addition, we must continually replace reserves depleted by production. Depleted reserves must be replaced by expanding known ore bodies, by acquisition or by locating new deposits in order to maintain production levels over the long term.

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Years Ended December 31,
	2005	2004	2003
Sales—gold, net	$3,734	$3,625	$3,059
Sales—copper, net	$672	$786	N/A
Consolidated gold ounces sold	8,552.0	8,828.9	8,377.4
Consolidated copper pounds sold	572.7	683.3	N/A
Average price received(1)
Gold ($/oz)	$441	$412	$365
Copper ($/lb)	$1.45	$1.33	N/A
Costs applicable to sales(2)
Gold ($/oz)	$236	$216	$195
Copper ($/lb)	$0.53	$0.45	N/A
Income from continuing operations	$374	$453	$511
Income from continuing operations per share, basic	$0.84	$1.02	$1.24

(1)	Before treatment and refining charges.
(2)	Excludes depreciation, depletion and amortization.

Consolidated Financial Performance

Gold revenues increased 3% in 2005 from 2004 primarily due to higher gold prices, partially offset by lower gold sales. Gold sold decreased to 8.6 million ounces in 2005 from 8.8 million ounces in 2004, primarily due to lower production and sales in Nevada and the dispositions of Ovacik and Bronzewing in 2004. Copper revenues decreased 15% in 2005 from 2004 due to a 16% decrease in copper pounds sold at Batu Hijau and higher treatment and refining charges, partially offset by a 9% increase in the average realized price (see Results of Operations below).

The gold price increases over the last few years were partially offset by higher production costs and fewer gold ounces sold. During the same period, Newmont has seen significant increases in the costs of fuel, power and other bulk consumables. In addition, our production costs were affected by increases in foreign currency exchange rates in relation to the U.S. dollar. While a weaker U.S. dollar generally benefits the gold price, which is quoted in U.S. dollars, it also results in higher costs quoted in U.S. dollars at certain of our foreign operations. We experienced appreciation of 5% between 2005 and 2004 and 13% between 2004 and 2003 in the average Australian dollar/U.S. dollar exchange rate.

In addition, our financial and operating results for the year ended December 31, 2005 were impacted by the following:

•	Impairment of the Nevada reporting unit goodwill ($41);

•	Significantly higher exploration expenditures ($40 greater than 2004);

•	Increased reclamation and remediation costs ($37 in 2005);

•	Minahasa environmental and Buyat Bay related costs, including settlement of the civil suit ($56);

•	Loss from discontinued operations at Holloway and Golden Grove of $52 in 2005 compared to a gain of $37 in 2004; and

•	Increased minority interests’ expense at Yanacocha and Batu Hijau ($45 greater than 2004).

Liquidity

The Company’s financial position was as follows:

	At December 31,
	2005	2004
Total debt	$1,929	$1,602
Total stockholders’ equity	$8,376	$7,938
Cash and cash equivalents	$1,082	$781

During 2005 our debt and liquidity positions were affected by the following:

•	Net proceeds from the issuance of debt of $583;

•	Net cash provided from continuing operations of $1,253;

•	Proceeds from the sale of discontinued operations and other assets of $226;

•	Debt repayments of $218 cash and $48 non-cash;

•	Capital expenditures at continuing operations of $1,226;

•	Dividends paid to common shareholders of $179; and

•	Dividends paid to minority interests of $186.

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to the following:

•	Fluctuations in gold prices and, to a lesser extent, copper prices;

•	Newmont expects 2006 consolidated gold sales of approximately 8 million ounces (approximately 6.25 million equity ounces) at Costs applicable to sales of approximately $280 to $285 per ounce. As a result of lower production from Yanacocha in Peru, planned mine closures in Canada and Nevada and previously announced asset sales, equity gold sales are expected to decline by a further 3% in 2007. Costs applicable to sales are expected to improve as gold sales increase after 2007 with the completion of the Leeville, Phoenix and power plant projects in Nevada, and the Ahafo and Akyem projects in Ghana.

•	Capital expenditures in 2006 are expected to be between $1,350 and $1,500 (including costs related to the Ahafo and Akyem projects in Ghana, the Leeville and Phoenix projects in Nevada, the power plant in Nevada and mine equipment, leach pad expansions and processing facilities at Yanacocha) before the consideration of the acquisition of an additional 22.22% interest in the Boddington project; and

•	We expect 2006 exploration expenditures of between $155 and $160.

Accounting Changes

Consolidation of Batu Hijau

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R, which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial statements for companies that have interests in VIEs or potential VIEs, commonly referred to as special-purpose entities, for periods ending after December 31, 2003. Application for all other types of entities was required in financial statements for periods ending after March 15, 2004.

Newmont identified the Nusa Tenggara Partnership (“NTP”) and P.T. Newmont Nusa Tenggara (“PTNNT”) (collectively, “Batu Hijau”) as VIEs because of certain capital structures and contractual relationships (primarily the sharing of the expected residual returns with a party that did not have an equity investment at risk that is considered significant to the total expected residual returns, as well as indications of insufficient equity). Newmont also determined that it is the primary beneficiary of Batu Hijau. Therefore, as of January 1, 2004, the Company fully consolidated Batu Hijau in its Consolidated Financial Statements. For periods prior to 2004, the investment in Batu Hijau was accounted for using the equity method of accounting.

Upon consolidation of Batu Hijau, effective January 1, 2004, certain adjustments were recorded to the opening balance sheet of PTNNT to conform to Newmont’s accounting policies. These adjustments were recorded to change from units-of-production depreciation of processing plant and mining facilities to straight-line depreciation of such facilities and to change from allocating costs to stockpile inventories based on mining costs per ton to allocating costs based on recoverable pounds of copper equivalent contained in the various categories of stockpiles. The impact of these adjustments were charges of $15 and $32, respectively, net of income tax expense and minority interest which have been recorded in Cumulative effect of a change in accounting principle, net of tax in the 2004 Statements of Consolidated Income. The consolidation had a significant impact on the Consolidated Financial Statements.

Mineral Interests

On April 30, 2004, a FASB Staff Position (“FSP”) was issued amending Statement of Financial Accounting Standards (“SFAS”) No. 141 and No. 142 to provide that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. The FSP was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As a result, Newmont reclassified all of its mineral, royalty and oil and gas interests, with a carrying value of $1,273, from mineral interests and other intangible assets to Property, plant and mine development, net in its balance sheets and ceased amortization of exploration stage mineral interests effective April 1, 2004.

Reclamation and Remediation (Asset Retirement Obligations)

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2003, when the Company recorded the estimated present value of reclamation liabilities and increased the carrying amount of the related asset, which resulted in a net expense for the cumulative effect of a change in accounting principle of $35. Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Critical Accounting Policies

Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Carrying Value of Goodwill

At December 31, 2005, the carrying value of goodwill was approximately $2,879. Goodwill was assigned to the Company’s Merchant Banking ($1,562) and Exploration ($1,126) Segments and to various mine site reporting units in the Australia/New Zealand Segment ($191). This goodwill arose in connection with our February 2002 acquisitions of Normandy and Franco-Nevada, and represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Our approach to allocating goodwill was to identify those reporting units that we believed had contributed to such excess purchase price. We then performed valuations to measure the incremental increases in the fair values of such reporting units that were attributable to the acquisitions, and that were not already captured in the fair values assigned to such units’ identifiable net assets. In the case of the Merchant Banking and Exploration Segments, these valuations were based on each reporting unit’s potential for future growth, and in the case of the mine site reporting units, the valuation was based on the merger-related synergies that were expected to be realized by each mine site reporting unit.

We evaluate, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, we compare the estimated fair values of the reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its fair value at the time of the evaluation, we would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall would be charged to earnings. Assumptions underlying fair value estimates are subject to risks and uncertainties. Newmont performed its annual impairment tests of goodwill during the fourth quarter of 2005 and determined that goodwill at one reporting unit, Nevada, was impaired as of December 31, 2005, as discussed below. A similar assessment by the Company during the fourth quarter of 2004 determined that the Pajingo reporting unit was impaired as of December 31, 2004. To the extent the assumptions used in the Company’s valuation models, described below, for such impairment tests are not achieved in the future, it is reasonably possible that the Company will record charges for impairment of goodwill in future periods. The specific application of the Company’s goodwill impairment policy with respect to the Merchant Banking Segment, Exploration Segment and mine site reporting units is separately discussed below.

Merchant Banking Segment Goodwill

Newmont’s Merchant Banking Segment is comprised of an equity portfolio, focused on managing the Company’s portfolio of equity securities, a royalty portfolio, portfolio management activities, providing in-house investment banking and advisory services to the Company, and downstream business activities.

At December 31, 2005, the $1,562 carrying value of the Merchant Banking Segment goodwill represented approximately 58% of the carrying value of the total assets of the Merchant Banking Segment. Based on a December 31, 2005 valuation of the Merchant Banking Segment, the Company concluded that the fair value of the Merchant Banking Segment was significantly in excess of its carrying value at December 31, 2005.

The December 31, 2005 discounted cash flow analysis for the Equity Portfolio of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) pre-tax returns on investment ranging from 35% in 2006 and gradually declining to 15% in 2013 through 2015; (iv) an initial equity portfolio investment of approximately $940; (v) capital infusions of $50 annually for the next three years; and (vi) a terminal value of approximately $3,885. The December 31, 2005 discounted cash flow analysis for the Royalty Portfolio of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) an annual growth rate of 5% in the Royalty Portfolio; and (iv) a pre-tax rate of return on investment of 13%. The December 31, 2005 discounted cash flow analysis for the Portfolio Management of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax advisory fee of 5% on approximately $500 of transactions and value-added activities in 2006, with the dollar amount of such transactions and activities increasing by 5% annually thereafter. The December 31, 2005 discounted cash flow analysis for the downstream business of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax annual return on investment of 15%. The December 31, 2005 discounted cash flow analysis assumed a combined terminal value for the royalty portfolio, portfolio management and downstream business of approximately $707.

For purposes of valuing the Merchant Banking Segment in the future, the Company expects that the valuation model will continue to be reevaluated and enhanced to recognize the activities and objectives of the Merchant Banking Segment. The key drivers of such future valuations are expected to include (i) expected long-term investment returns, adjusted for Company specific and market driven factors; (ii) expected economic value to be added by the Merchant Banking Segment in addition to such investment returns; (iii) the level of capital accessible by the Merchant Banking Segment; and (iv) other relevant facts and circumstances. To determine the appropriate returns, investment levels and other assumptions for purposes of this analysis, the Company will (i) review the expected or actual returns from transactions that were initiated and/or completed since the last impairment test; (ii) assess the actual economic value added by other Merchant Banking Segment activities since the last impairment test; and (iii) assess the ongoing appropriateness of all assumptions impacting the valuation based on then current conditions and expectations. The Company believes that any model used to value the Merchant Banking Segment will need to take into account the relatively long time horizon required to evaluate the investment returns and other economic value added activities of the Merchant Banking Segment.

A high degree of judgment is involved in determining the assumptions and estimates used to determine the fair value of the Merchant Banking Segment. Accordingly, no assurance can be given that actual results will not differ significantly from the corresponding assumptions and estimates. If a triggering event were to occur that could reasonably be expected to result in an impairment of the carrying value of the Merchant Banking Segment, the Company would be required to test the goodwill assigned to the Merchant Banking Segment as of the end of the reporting period in which any such event occurred. The Company believes that triggering events with respect to the Merchant Banking Segment could include, but are not limited to: (i) the Company’s partial or complete withdrawal of financial support for the Merchant Banking Segment; (ii) a significant reduction in management’s long-term expectation of the price of gold, given the adverse effect such a development could have on the fair values of the Merchant Banking Segment’s investment and royalty interest portfolios and the Merchant Banking Segment’s prospects for future growth; (iii) the divestiture of a significant portion of the Merchant Banking Segment’s investment portfolio together with management’s determination not to fund the replenishment of such portfolio for the foreseeable future; and (iv) any other event that might adversely affect the ability of the Merchant Banking Segment to consummate transactions that create value for the Company. The Company currently has no plans to withdraw financial support for the Merchant Banking Segment. For a discussion of the results of operations of the Merchant Banking Segment, see Results of Operations, Merchant Banking Segment, below.

Exploration Segment Goodwill

The Exploration Segment is responsible for all activities, regardless of location, associated with the Company’s efforts to discover new mineralized material that could ultimately advance into proven and probable reserves. As discussed in greater detail below, when performing its Exploration Segment goodwill impairment testing, the Company only uses historic additions to proven and probable reserves as an indication of the expected future performance of the Exploration Segment. In this regard, once a discovery is made by the Exploration Segment, all subsequent reserve additions (or subtractions) resulting from that original discovery are considered in determining the expected future performance of the Exploration Segment.

Internally generated proven and probable reserve additions are attributed to the Exploration Segment for purposes of determining the Company’s assumptions with respect to the expected future performance of the Exploration Segment only to the extent that such additions are derived from (i) a discovery made by the Company; or (ii) a discovery made on previously acquired properties as a result of exploration efforts conducted subsequent to the acquisition date. A portion of the additions to proven and probable reserves during 2003 through 2005 was derived from the conversion of mineralized material that had been assigned values as part of the purchase price allocation process. In addition, the Company expects that a portion of internally generated reserve additions during 2006 and the next several years will also be derived from the conversion of mineralized material which had been assigned values as part of purchase price accounting. To avoid duplication, the reserves which are expected to be derived from this mineralized material in the future are excluded from the reserve additions used in the valuation of the Exploration Segment performed in connection with the Company’s goodwill impairment tests.

At December 31, 2005, the $1,126 carrying value of the Exploration Segment goodwill represented approximately 99% of the carrying value of the total assets of the Exploration Segment. Based on valuations of the Exploration Segment at December 31, 2005 and 2004, the Company concluded that substantially all of the fair value of the Exploration Segment, which was significantly in excess of the carrying value, was derived from the terminal value. The valuation models included the following:

	As at December 31,
	2005	2004
Assumptions:
Initial year additions to reserves (gold ounces in millions):
Total additions	9.5	11.0
Less: Additions previously valued in purchase accounting	(0.9)	(1.0)

Additions attributable to the Exploration Segment	8.6	10.0

Annual reserve addition growth rate	5%	5%
Time horizon (years)	16	16
Time lag between reserve additions and production (years)	7.1	7.2
Production period (years)	5	5
Discount rate	8%	8%
Price/cost assumptions (per ounce of gold):
Gold price	$450	$375
Operating costs	$264	$230
Capital costs	$56	$50
Finding costs	$13	$13
Terminal value	$7,514	$5,812

Additions to proven and probable reserves used in the Company’s valuation models were based on management reviews of historical performance and expectations of future reserve additions. Any model used to value the Exploration Segment will need to take into account the relatively long time horizon required to evaluate the activities of the Exploration Segment. Reserve additions may vary significantly from year to year based on the timing of when proven and probable reserves can be reported under SEC Industry Guide 7. A period of several years may be required to advance a project from initial discovery to proven and probable reserves.

The Company’s December 31, 2005 Exploration Segment goodwill valuation model assumed proven and probable reserve additions attributable to the Exploration segment of 8.6 million equity ounces in 2006. Actual proven and probable additions attributable to the Exploration segment for 2005 and 2004 compared to assumptions used at December 31, 2004 and 2003, respectively, were as follows:

(millions of equity ounces)	Actual	Assumption(1)	Excess (shortfall)
2005
Total additions	9.4	11.0	(1.6)
Additions previously valued in purchase accounting	(1.2)	(1.0)	(0.2)

Additions attributable to the Exploration Segment	8.2	10.0	(1.8)

2004
Total additions	12.4	7.9	4.5
Additions previously valued in purchase accounting	(1.9)	(5.0)	3.1
Reclassification of Cerro Quilish reserves	(2.0)	—	(2.0)

Additions attributable to the Exploration Segment	8.5	2.9	5.6

(1)	Additions assumed in the Exploration Segment valuation models for 2005 at December 31, 2004 and for 2004 at December 31, 2003.

Triggering events with respect to the Exploration Segment could include, but are not limited to: (i) the Company’s partial or complete withdrawal of financial support for the Exploration Segment; (ii) a significantly lower assumed annual reserve addition growth rate; (iii) a significant decrease in the Company’s long-term expectation of the price of gold; (iv) a significant change in the financial markets resulting in a significant increase in the discount rate; and (v) a significant increase in long-term operating and capital cost estimates. The Company currently has no plans to withdraw financial support for the Exploration Segment. For a discussion of the results of operations of the Exploration Segment, see Results of Operations, Exploration Segment, below.

On December 27, 2005 and February 17, 2006, the Company received letters from the Securities and Exchange Commission, Division of Corporate Finance (“Comment Letters”) in regards to the Company’s Form 10-K for the fiscal year ended December 31, 2004. The Comment Letters primarily relate to the Company’s disclosures regarding the Exploration Segment and the valuation model used to estimate the fair value of the Exploration Segment for annual goodwill impairment testing. The Company has made certain additional disclosures in response to the Comment Letters and will continue to respond to any additional issues. The Company continues to believe that the valuation model utilized in assessing the Exploration Segment goodwill is reasonable and consistent with the application of generally accepted accounting principles.

Mine Site Goodwill

The assignment of goodwill to mine site reporting units was based on synergies that have been incorporated into the Company’s operations and business plans over time. The amount of goodwill assigned to each segment or reporting unit was based on discounted cash flow analyses that assumed risk-adjusted discount rates over the remaining lives of the applicable mining operations. The Company believes that triggering events with respect to the goodwill assigned to mine site reporting units could include, but are not limited to: (i) a significant decrease in the Company’s long-term gold price assumption; (ii) a decrease in reserves; (iii) a significant reduction in the estimated fair value of mine site exploration potential; and (iv) any event that might otherwise adversely affect mine site production levels or costs. The Company performed its annual impairment test of mine site goodwill as of December 31, 2005 and determined that, except in the case of its Nevada reporting unit, the fair value of each mine site reporting unit was in excess of the relevant carrying value at December 31, 2005. As a result of increased future operating and capital costs at Nevada the Company determined there was an impairment of $41 as of December 31, 2005. For more information on the discounted cash flows used to value mine site reporting units, see Carrying Value of Long-Lived Assets, below.

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

Costs incurred to develop new properties are capitalized as incurred, where it has been determined that the property can be economically developed based on the existence of proven and probable reserves. At the Company’s surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces to be produced from proven and probable reserves.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable ounces to be produced from proven and probable reserves. Depending upon whether the development is expected to benefit the entire remaining ore body, or specific ore blocks or areas only, the UOP basis is either the life of the entire ore body or the life of the specific ore block or area.

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

Carrying Value of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and costs of production, capital and reclamation costs, all based on detailed life-of-mine engineering plans. The significant assumptions in determining the future discounted cash flows for each mine site reporting unit at December 31, 2005, apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $450 per ounce and Australian and Canadian dollar exchange rates of A$1.33 and CDN$1.19, respectively per $1.00. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained from proven and probable reserves and all related exploration stage mineral interests, except for other mine-related exploration potential and greenfields exploration potential discussed separately below, after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. With the exception of other mine-related exploration potential and greenfields exploration potential, all assets at a particular operation are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and greenfields exploration potential, cash flows and fair values are individually evaluated based primarily on recent exploration results and recent transactions involving sales of similar properties.

As discussed above under Depreciation, Depletion and Amortization, various factors could impact the Company’s ability to achieve its forecasted production schedules from proven and probable reserves. Additionally, labor and commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as other mine-related exploration potential and greenfields exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

During the years ended December 31, 2005, 2004 and 2003, write-downs of long-lived assets were $43, $39 and $35, respectively. See Consolidated Financial Results below for further discussion. Material changes to any of these factors or assumptions discussed above could result in future impairment charges.

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

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Newmont will adopt the provisions of EITF 04-6 on January 1, 2006. The most significant impact of adoption is expected to be the removal of deferred and advanced stripping costs from the balance sheet, net of taxes and minority interests, and reclassifying the balances as a cumulative effect adjustment reducing beginning retained earnings by approximately $75 to $85. Adoption of EITF 04-6 will have no impact on the Company’s cash position.

Financial Instruments

All financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair market value, with the exception of contracts that qualify for the normal purchases and normal sales exemption. Changes in the fair market value of derivatives recorded on the balance sheet are recorded in the statements of consolidated operations, except for the effective portion of the change in fair market value of derivatives that are designated as a cash flow hedge and qualify for cash flow hedge accounting. The Company’s portfolio of derivatives includes various complex instruments that are linked to gold prices and other factors. Management applies significant judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding gold and other commodity prices, gold lease rates, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair market value of derivatives. In addition, certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair market value of these instruments are deferred in Other comprehensive income and will be recognized in the statements of consolidated operations when the underlying production designated as the hedged item is sold. All derivative contracts qualifying for hedge accounting are designated against the applicable portion of future production from proven and probable reserves, where management believes the forecasted transaction is probable of occurring. To the extent that management determines that such future production is no longer probable of occurring due to changes in the factors impacting the determination of reserves, as discussed above under Depreciation, depletion and amortization, gains and losses deferred in Other comprehensive income would be reclassified to the statements of consolidated operations immediately.

Reclamation and Remediation Obligations (Asset Retirement Obligations)

The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2003, when the Company recorded the estimated present value of reclamation liabilities and increased the carrying amount of the related asset, which resulted in a charge to cumulative effect of a change in accounting principle, net of $35. See Note 3 to the Consolidated Financial Statements. The reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the UOP method based on proven and probable reserves.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

Deferred Tax Assets

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in each jurisdiction. Refer above under Carrying Value of Long-Lived Assets for a discussion of the factors that could cause future cash flows to differ from estimates. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize deferred tax assets recorded at the balance sheet date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which the Company operates could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets recorded at the reporting date.

Consolidated Financial Results

Sales—gold, net increased 3% in 2005 compared to 2004 due to a 7% increase in the average realized price, partially offset by a 3% decrease in ounces sold. In 2004, gold sales increased 19% over 2003 primarily due to an increase in the average realized gold price and the consolidation of Batu Hijau. The following analysis reflects the increase in consolidated gold revenue:

	Years Ended December 31,
	2005	2004	2003
Consolidated gold sales, gross	$3,760	$3,636	$3,060
Treatment and refining charges	(26)	(11)	$(1)

Consolidated gold sales, net	$3,734	$3,625	$3,059

Consolidated gold ounces sold (thousands)	8,552.0	8,828.9	8,377.4
Average realized price per ounce of gold	$441	$412	$365

The change in consolidated gold sales is due to:

	2005 vs. 2004	2004 vs. 2003
Changes in consolidated ounces sold	$(123)	$(96)
Consolidation of Batu Hijau	—	288
Change in average realized gold price	247	380
Change in treatment and refining charges	(15)	(6)

	$109	$566

Sales—copper, net decreased 5% in 2005 compared to 2004 due to a 16% decrease in copper pounds sold, partially offset by a 9% increase in the average realized copper price. The following analysis reflects the changes in consolidated copper revenue:

	Years Ended December 31,
	2005	2004	2003
Consolidated copper sales, gross	$833	$907	$—
Treatment and refining charges	(161)	(121)	—

Consolidated copper sales, net	$672	$786	$—

Consolidated copper pounds sold (millions)	572.7	683.3	—
Average realized price per pound of copper	$1.45	$1.33	$—

During 2005, Batu Hijau sold 470 million copper pounds into copper collar contracts at an average price of $1.35 per pound and sold 103 million unhedged copper pounds at and average realized price of $1.90 per pound.

The change in consolidated copper sales is due to:

	2005 vs. 2004	2004 vs. 2003
Changes in consolidated pounds sold	$(146)	$—
Consolidation of Batu Hijau	—	786
Change in average realized copper price	72	—
Change in treatment and refining charges	(40)	—

	$(114)	$786

The following is a summary of net gold and copper sales by operation:

	Years Ended December 31,
	2005	2004	2003
Gold
Nevada, USA	$1,053	$1,037	$901
Yanacocha, Peru	1,490	1,250	1,037
Australia/New Zealand:
Tanami, Australia	221	273	220
Kalgoorlie, Australia	183	192	147
Jundee, Australia	154	156	204
Pajingo, Australia	87	104	120
Martha, New Zealand	73	54	41

	718	779	732

Batu Hijau, Indonesia	318	288	—
Other Operations:
Golden Giant, Canada	73	66	84
Zarafshan, Uzbekistan	55	85	79
Kori Kollo, Bolivia	44	10	64
La Herradura, Mexico	36	27	25
Ovacik, Turkey	—	44	61
Minahasa, Indonesia	—	32	35
Mesquite, USA	—	—	17

	208	264	365

Corporate	(53)	7	24

	$3,734	$3,625	$3,059

Copper
Batu Hijau, Indonesia	$672	$786	$—

Costs applicable to sales—gold increased 6% in 2005 compared to 2004 due to increased operating costs in Nevada and at Yanacocha. The 17% increase in 2004 from 2003 resulted primarily from the consolidation of Batu Hijau and increased costs in Nevada and Australia/New Zealand. Costs applicable to sales—copper were $303 and $305 in 2005 and 2004, respectively. Newmont has seen significant increases in the costs of fuel, power and other consumables during these periods. For a complete discussion regarding variations in operations, see Results of Operations below.

The following is a summary of Costs applicable to sales by operation:

	Years Ended December 31,
	2005	2004	2003
Gold
Nevada, USA	$807	$716	$598
Yanacocha, Peru	487	432	362
Australia/New Zealand:
Tanami, Australia	162	194	149
Kalgoorlie, Australia	144	141	108
Jundee, Australia	115	106	159
Pajingo, Australia	58	59	43
Martha, New Zealand	29	28	25

	508	528	484

Batu Hijau, Indonesia	109	91	—
Other Operations:
Golden Giant, Canada	48	48	53
Zarafshan, Uzbekistan	27	32	33
Kori Kollo, Bolivia	16	10	36
La Herradura, Mexico	15	10	11
Ovacik, Turkey	—	23	22
Minahasa, Indonesia	—	20	26
Mesquite, USA	—	—	9

	106	143	190

	$2,017	$1,910	$1,634

Copper
Batu Hijau, Indonesia	$303	$305	$—

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

	Nevada(4)			La Herradura(5)
	2005	2004	2003	2005	2004	2003
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
—Stripping ratio(1)	126.6	126.5	125.0	146.9	149.1	146.4
—Average ore grade(2)	0.046	0.051	0.049	0.034	0.034	0.030
Actuals for Year
—Stripping ratio(1)	139.1	154.3	124.9	193.0	156.1	157.4
—Average ore grade(2)	0.053	0.059	0.075	0.029	0.026	0.026
Remaining Mine Life (years)(3)	16	10	9	4	4	5

	Tanami(6)			Kalgoorlie(7)
	2005	2004	2003	2005	2004	2003
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
—Stripping ratio(1)	N/A	82.3	48.8	100.1	110.9	114.8
—Average ore grade(2)	N/A	0.160	0.160	0.061	0.061	0.065
Actuals for Year
—Stripping ratio(1)	N/A	52.3	63.5	116.3	102.9	112.2
—Average ore grade(2)	N/A	0.130	0.108	0.062	0.063	0.063
Remaining Mine Life (years)(3)	N/A	1	1	12	13	13

	Martha(8)			Ovacik(9)
	2005	2004	2003	2005	2004	2003
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
—Stripping ratio(1)	18.8	26.1	32.1	N/A	41.6	34.9
—Average ore grade(2)	0.114	0.107	0.103	N/A	0.385	0.356
Actuals for Year
—Stripping ratio(1)	12.9	31.7	29.5	N/A	57.0	40.4
—Average ore grade(2)	0.143	0.091	0.089	N/A	0.298	0.374
Remaining Mine Life (years)(3)	1	3	3	N/A	2	2

	Batu Hijau(10)
	2005	2004	2003
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
—Stripping ratio(1)	0.20	0.22	N/A
—Average ore grade(2)	4.93	4.63	N/A
Actuals for Year
—Stripping ratio(1)	0.21	0.16	N/A
—Average ore grade(2)	4.74	6.22	N/A
Remaining Mine Life (years)(3)	13	14	N/A

(1)	Total tons to be mined in future divided by total ounces of gold or total pounds of copper equivalent to be recovered in future, based on proven and probable reserves. Pounds of copper equivalent equate to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.
(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.
(3)	Remaining mine life (years) is as of January 1st of the year being presented and is based on the then current life-of-mine plan.
(4)	The actual stripping ratio and average ore grade are higher than the life-of-mine. The stripping ratio will increase when operations commence at Phoenix.
(5)	The actual stripping ratio is higher in 2005 primarily due to increased waste tons being mined. La Herradura is included in the Company’s Other North America reportable segment.
(6)	Open pit operations at Tanami were completed in 2004. Tanami is included in the Company’s Australia/New Zealand reportable segment.
(7)	The actual stripping ratio is higher in 2005 primarily due to increased waste tons being mined. Kalgoorlie is included in the Company’s Australia/New Zealand reportable segment.
(8)	The actual stripping ratio is lower in 2005 primarily due to the higher average ore grade. Martha is included in the Company’s Australia/New Zealand reportable segment.
(9)	Ovacik suspended mine operations in August 2004 and was sold in March 2005. Ovacik was included in the Company’s Central Asia reportable segment.
(10)	The actual stripping ratio in 2005 is significantly higher than the prior year, primarily a result of the lower average ore grade. The average ore grade in 2005 was impacted as several small pit wall failures limited access to high-grade ore in the bottom of the pit.

Depreciation, depletion and amortization decreased 3% in 2005 from 2004, primarily due to the disposition of the Ovacik mine in Turkey and lower consolidated ounces sold. The 25% increase in 2004 from 2003 primarily resulted from the consolidation of Batu Hijau and significant capital expenditures in recent years at Yanacocha. Depreciation, depletion and amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease. For a complete discussion, see Results of Operations, below. Newmont expects Depreciation, depletion and amortization to increase to approximately $740 to $780 in 2006.

The following is a summary of Depreciation, depletion and amortization by operation:

	Years Ended December 31,
	2005	2004	2003
Nevada, USA	$124	$127	$138
Yanacocha, Peru	205	198	160
Australia/New Zealand:
Tanami, Australia	33	38	36
Kalgoorlie, Australia	17	16	10
Jundee, Australia	27	27	36
Pajingo, Australia	25	31	29
Martha, New Zealand	16	14	11

Gold	118	126	122
Other	3	4	5

	121	130	127

Batu Hijau, Indonesia
Gold	34	28	—
Copper	87	90	—

	121	118	—

Other Operations:
Golden Giant, Canada	11	11	22
Zarafshan, Uzbekistan	9	10	10
Kori Kollo, Bolivia	4	2	7
La Herradura, Mexico	5	5	3
Ovacik, Turkey	—	16	14
Minahasa, Indonesia	—	3	8
Mesquite, USA	—	—	4

Gold	29	47	68
Other	3	4	3

	32	51	71

Other:
Merchant Banking	21	24	26
Corporate and Other	20	14	8

	41	38	34

	$644	$662	$530

Exploration was $147, $107 and $76 for 2005, 2004 and 2003, respectively. The period-to-period increases reflect increased exploration and related activity in response to higher prevailing gold prices. Advanced projects, research and development were $73, $80 and $35 during 2005, 2004 and 2003, respectively, representing spending on advanced projects, feasibility studies and exploration drilling at Martabe, Akyem, Ahafo and Conga. Newmont expects Exploration to be approximately $155 to $160 and Advanced projects, research and development to be approximately $40 to $45 in 2006.

General and administrative was $134, $116 and $130 for 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 was attributable to increased salaries, benefits, consulting and contracted services. The decrease in 2004 from 2003 resulted from an increase in the allocation of costs incurred by corporate to the individual operations in 2004, partially offset by an increase in consulting fees and costs associated with the Sarbanes-Oxley Act of 2002. General and administrative expense as a percentage of revenues was 3.0% in 2005, compared to 2.6% in 2004 and 4.2% in 2003. Newmont expects General and administrative expenses to be approximately $150 to $160 in 2006, including $9 in stock option expense under FAS 123R, effective January 1, 2006.

Write-down of goodwill was $41 and $52 for 2005 and 2004, respectively. The 2005 expense was related to the Nevada segment resulting from anticipated increased future operating and capital costs. The 2004 expense was related to the Pajingo reporting unit in Australia resulting from anticipated increased future operating costs and lower grade ore.

Write-down of long-lived assets totaled $43, $39 and $35 for 2005, 2004 and 2003, respectively. The 2005 write-down primarily related to an advanced exploration project in Indonesia and exploration tenements in Australia. The 2004 write-down included $16 related to the Ovacik mine in Turkey. The remainder of the write-down for 2004 was related to exploration tenements in Australia, long-lived asset impairment resulting from a reevaluation of future production and operating costs at Pajingo, and processing facilities at Yanacocha. The 2003 write-down included a $28 impairment charge at Golden Giant.

For a discussion of the Company’s policy for assessing the carrying value of its goodwill and long-lived assets for impairment, see Critical Accounting Policies, above.

Other expense in 2005, 2004 and 2003 was $111, $33 and $50, respectively.

	Years Ended December 31,
	2005	2004	2003
Reclamation and remediation	$37	$(11)	$33
Minahasa environmental and “goodwill agreement” (Note 32)	56	7	—
Nevada waste dump slide	6	—	—
Other	12	37	17

	$111	$33	$50

The 2005 expense included legal and other costs incurred in regards to pollution allegations at Minahasa in Indonesia, changes in environmental obligation estimates at other non-operating properties, costs incurred to stabilize material and repair damage to roads and utility lines for a waste dump slide in Nevada and a pension settlement loss. The 2004 expense related to the closure of Minahasa, care and maintenance charges at Ovacik, engineering and permitting expenses for the power plant in Nevada and other miscellaneous expenses. The 2003 expense included additions to reclamation and remediation liabilities related to depleted ore bodies, an accrual for certain environmental obligations, costs associated with the finalization of a de-watering agreement in Nevada, severance costs at the Kori Kollo project in Bolivia, and costs related to compliance and governance implementation activities.

Other income, net in 2005, 2004 and 2003 was $269, $102 and $451, respectively, and is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Royalty and dividend income, net	$79	$64	$56
Interest income	59	23	11
Gain on sale of other assets, net	48	28	15
Gain (loss) on investments, net	54	(39)	83
Gain on derivative investments, net	2	2	23
Foreign currency exchange gains	8	7	97
Gain (loss) on QMC debt guarantee	9	11	(30)
Gain on extinguishment of NYOL liabilities, net	—	—	221
Loss on extinguishment of debt	—	—	(34)
Other	10	6	9

	$269	$102	$451

Royalty and dividend income increased each year due to higher gold, oil and gas prices and as a result of distributions received from Canadian Oil Sands Trust, which was acquired during the second and third quarters of 2004.

Interest income increased each year due to increased funds invested and higher investment yields.

The gain on sale of other assets during 2005 was primarily attributable to the sale of the Mezcala gold deposit for a gain of $31. The 2004 gain on sale of other assets primarily resulted from the sale of Perama, Midwest Uranium and Bronzewing. The 2003 gain resulted from the sale of Mesquite and Wiluna.

The gain on investments during 2005 was primarily attributable to the sale of investments in Kinross and Oxiana which resulted in gains of $20 and $25, respectively. The loss on investments during 2004 was attributable to a $39 impairment of investment in Kinross based on the continued decline in value of Kinross equity securities. The 2003 gain was primarily related to the exchange of Echo Bay equity securities for Kinross equity securities.

The gain on derivative instruments, net, representing non-cash, mark-to-market gains and losses recognized on ineffective and partially ineffective derivative instruments was $2, $2 and $23 for 2005, 2004 and 2003, respectively. The 2003 gain primarily related to the acquired Normandy gold hedge books and resulted predominantly from a strengthening of the Australian dollar, partially offset by an increase in the U.S. dollar gold price. The Company substantially eliminated the acquired Normandy hedge books as of December 31, 2003.

As of December 31, 2003, the Company converted CDN$499 of intercompany loans with a subsidiary whose functional currency is the Canadian dollar, to long-term notes, as the Company does not intend to settle these loans in the foreseeable future. As a result, the Company no longer records foreign currency gains and losses in earnings with respect to the converted long-term notes. The year ended December 31, 2003 foreign currency exchange gain included: (i) exchange gains, net of $59 on the Canadian dollar-denominated intercompany loans reflecting a strengthening of the Canadian dollar during the period; (ii) a $27 mark-to-market gain on ineffective foreign currency swaps; (iii) a $19 foreign currency gain on the translation of Newmont Australia Limited’s financial statements to U.S. dollars; and (iv) other foreign currency losses of $8.

Newmont was the guarantor of an A$71 (approximately $53) amortizing loan facility of QMC Finance Pty Ltd. (“QMC”) which was collateralized by the assets of the Queensland Magnesium Project. Newmont reduced the amount accrued for this contingent obligation by the estimated fair value of the Australian Magnesium

Corporation assets that would be subrogated to Newmont in the event the guarantee was called, which resulted in a $30 loss during 2003. During 2004, Newmont entered into a transaction resulting in a loan from Newmont to a subsidiary of QMC for A$30 (approximately $23), the release of Newmont from its guarantee obligation and recognition of an $11 gain resulting from the release of all previously accrued contingent liabilities. An allowance was provided for 100% of the loan receivable from the QMC entity. In 2005, a gain was recognized for A$12 (approximately $9), resulting from a reduction in the allowance provided on the loan receivable.

Gain on extinguishment of NYOL liabilities, net was $221 in 2003. In 2003, Newmont acquired all of Newmont Yandal Operations Pty Ltd’s (“NYOL”) outstanding 8 7/8% Senior Notes due 2008 and all of NYOL’s gold hedge contracts from the relevant counterparties.

Loss on extinguishment of debt was $34 in 2003. During 2003, Newmont repurchased $148 of its 8 3/8% debentures, $52 of its 8 5/8% debentures, $81 of Newmont Australia 7 1/2% guaranteed notes, $31 of Newmont Australia 7 5/8% guaranteed notes and 100% of its 6% convertible subordinated debentures for total cash consideration of $446. See Liquidity and Capital Resources, Financing Activities.

Interest expense, net of capitalized interest was $98, $98 and $89 for 2005, 2004 and 2003, respectively. Capitalized interest totaled $39, $13 and $9 in each year, respectively. Interest costs increased in 2005 from 2004 due to the issuance of the $600 5 7/8% notes in March 2005. Capitalized interest increased in 2005 due to construction of Leeville and Phoenix in Nevada and Ahafo in Ghana. Interest increased during 2004 as compared to 2003 as a result of the consolidation of Batu Hijau. Newmont expects Interest expense, net of capitalized interest to be approximately $95 to $105 in 2006.

Income tax expense was $314 in 2005, compared to $325 and $212 in 2004 and 2003, respectively. The effective tax rates were 29.5%, 29.2%, and 22.8% in 2005, 2004 and 2003, respectively, based on pre-tax income of $1,064 in 2005, $1,111 in 2004 and $931 in 2003. The factors that most significantly impact the Company’s effective tax rate are percentage depletion and resource allowances, valuation allowances related to deferred tax assets, foreign earnings net of foreign tax credits, earnings attributable to minority interests in subsidiaries and affiliated companies, foreign currency translation gains and losses, changes in tax laws and the impact of certain specific transactions. Most of these factors are sensitive to the average realized price of gold and other metals.

Percentage depletion allowances (tax deductions for depletion that may exceed the Company’s tax basis in its mineral reserves) are available to the Company under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by U.S. subsidiaries included in the Company’s consolidated United States income tax return. The deductions are highly sensitive to the price of gold and other minerals produced by the Company. For 2005 and prior years, similar types of deductions are available for mining operations in Canada and are referred to as resource allowances. The tax benefits from percentage depletion and resource allowances were $47, $47 and $21 in 2005, 2004 and 2003, respectively. The increase in 2004 and 2005 compared to 2003 primarily is due to an increase in the Company’s average realized gold price.

The Company operates in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move the Company’s overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effect of these differences is shown in Note 19 to the Consolidated Financial Statements as either a foreign rate differential or the effect of foreign earnings, net of credits. Differences in tax rates and other foreign income tax law variations make the Company’s ability to fully utilize all of its available foreign income tax credits on a year-by-year basis highly dependent on the price of the gold and copper produced by the Company and the costs of production, since lower prices or higher costs can result in the Company having insufficient sources of taxable income in the United States to utilize all available foreign tax credits. Such credits have limited carryback and carryforward periods and can only be used to reduce the United States income tax imposed on the Company’s foreign earnings included in its annual United States consolidated income tax return. The effects of foreign earnings, net of allowable credits, were an increase of income tax expense of $10 and $11 in 2005 and 2004 respectively, and a reduction of income tax expense of $28 in 2003. The Company separately stated, in its effective income tax rate reconciliation under “Change in valuation allowance on deferred tax assets”, income tax expense of $30 in 2005, resulting from the establishment of a valuation allowance on foreign tax credit carryforwards for which a valuation allowance had been released in prior periods. This establishment of valuation allowance primarily was caused by the realization of higher sources of taxable income, and therefore higher taxes, outside the United States and lower taxable income inside the United States resulting from an increase in operating costs. The effect of different income tax rates in countries where earnings are indefinitely reinvested contributed to an increase in the Company’s income tax expense of $8 and $61 in 2005 and 2004 respectively, and a decrease in income tax expense of $11 in 2003.

The tax effect of changes in local country tax laws, as shown in the Company’s effective tax reconciliation in Note 19 to the Consolidated Financial Statements, resulted in a net tax benefit of $24, $51 and $36 in 2005, 2004 and 2003, respectively. The net tax benefit is primarily related to a change in tax law in Australia that allows the Company to consolidate wholly-owned subsidiaries in that country.

The need to record valuation allowances related to the Company’s deferred tax assets (primarily attributable to net operating losses and tax credits) is principally dependent on the following factors: (i) the extent to which the net operating losses and tax credits can be carried back and yield a tax benefit; (ii) the Company’s long-term estimate of future average realized minerals prices; and (iii) the degree to which many of the tax laws and income tax agreements imposed upon the Company and its subsidiaries around the world tend to create significant tax deductions early in the mining process. These up-front deductions can give rise to net operating losses and credit carryforwards in circumstances where future sources of taxable income may not coincide with available carryforward periods even after taking into account all available tax planning strategies. Furthermore, certain liabilities, accrued for financial reporting purposes, may not be deductible for tax purposes until such liabilities are actually funded which could happen after mining operations have ceased, when sufficient sources of taxable income may not be available. Changes to valuation allowances increased income tax expense by $22 in 2005, and decreased income tax expense $59 and $85 in 2004 and 2003, respectively. As noted above, $30 of the valuation allowance addition in 2005 was a result of re-establishing a valuation allowance that was released in prior periods with respect to the Company’s foreign tax credits.

The Company, for financial reporting purposes, consolidates subsidiaries of which it does not own 100% of the outstanding equity. However, for tax purposes, the Company only is responsible for the income taxes on the portion of the taxable earnings attributable to its ownership interest of each consolidated entity. Such minority interests contributed $15, $7 and $22 in 2005, 2004 and 2003, respectively, as reductions in the Company’s income tax expense.

The Company’s effective tax decreased by $14 and $13 in 2005 and 2004 respectively due to changes in foreign currency exchange rates compared with an increase of $54 in 2003. In 2005 and 2004, these amounts primarily relate to the Australian tax effect of realized and unrealized translation gains attributable to United States dollar-denominated assets and liabilities and the gold derivatives positions at Newmont Australia Limited whose functional currency is the United States dollar. Because Newmont intends to indefinitely reinvest earnings from Newmont Australia Limited, no offsetting United States deferred income tax effect can be recorded. The effect in 2005 and 2004 differed from 2003 because of the significant strengthening of the Australian dollar against the United States dollar that took place primarily in 2003 versus relative weakness of the Australian dollar in 2004 and 2005.

Based on the uncertainty and inherent unpredictability of the factors influencing the Company’s effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods. The effective tax rate is expected to be between 30% and 34% in 2006.

Minority interest in income of subsidiaries was $380, $335 and $173 for 2005, 2004 and 2003, respectively. The 2005 increase from 2004 resulted from increased earnings at Yanacocha due to increased gold price and ounces sold, partially offset by an increase in costs (see Results of Operations, South American Operations). The 2004 increase from 2003 resulted from the recording of the minority interest in Batu Hijau which was consolidated in 2004 (see Accounting Changes, above), and increased earnings at Yanacocha.

Equity income (loss) of affiliates was as follows:

	Years Ended December 31,
	2005	2004	2003
European Gold Refineries	$6	$1	$—
AGR Matthey Joint Venture	(2)	1	1
Batu Hijau(1)	—	—	83
Australian Magnesium Corporation(2)	—	—	(119)

	$4	$2	$(35)

(1)	Batu Hijau was consolidated effective January 1, 2004. See Accounting Changes, above, for more information.
(2)	In December 2003, the Company sold its interest in Australian Magnesium Corporation.

The Loss from discontinued operations in 2005 resulted from the classification of the Golden Grove copper-zinc operation in Australia and the Holloway gold operation in Canada as discontinued operations. The Company recorded $42 in pre-tax write-downs of long-lived assets and reclassified the income statement results from the historical presentation to discontinued operations in the Consolidated Statements of Income for all periods presented. The gain of $37 in 2004 was primarily due to a tax credit from an election to prepare a consolidated tax return in Australia (see Note 25 to the Consolidated Financial Statements).

Cumulative effect of a change in accounting principle, net of tax was $47 and $35 for the years ended December 31, 2004 and 2003. The 2004 charge resulted from the consolidation of Batu Hijau to conform Batu Hijau’s accounting policies to Newmont’s accounting policies. The 2003 charge reflects the effect of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” that changed the method of accounting for the Company’s estimated mine reclamation and abandonment costs. See Accounting Changes, above, for more information.

Other comprehensive income, net of tax in 2005 included a $282 gain in value of marketable equity securities and a $57 gain on the translation of subsidiaries with non-U.S. dollar functional currencies, offset by losses of $59 related to a minimum pension liability adjustment and $26 for unrealized losses on derivatives designated as cash flow hedges. Other comprehensive income, net of tax in 2004 included a $123 gain in value of marketable equity securities and a $31 gain on the translation of subsidiaries with non-U.S. dollar functional currencies, offset by losses of $11 related to a minimum pension liability adjustment and $19 for unrealized losses on derivatives designated as cash flow hedges. Other comprehensive income, net of tax in 2003, included a $68 gain on the effective portion of changes in the fair value of derivative instruments classified as cash flow hedges and a $23 gain on the translation of subsidiaries with non-U.S. dollar functional currencies, partially offset by a loss of $5 related to a decline in value of marketable equity securities.

Results of Consolidated Operations

	Gold Ounces or Copper Pounds Sold			Costs Applicable to Sales(1)				Depreciation, Depletion and Amortization
	2005	2004	2003	2005	2004	2003		2005	2004	2003
	(ounces in thousands)			($ per ounce)				($ per ounce)
Gold
Nevada	2,444.1	2,538.0	2,490.8	$333	$282		$240	$51	$50		$55
Yanacocha(2) (51.35% owned)	3,327.5	3,039.9	2,858.7	147	142		127	62	65		56
Australia/New Zealand	1,600.5	1,887.6	2,016.7	317	280		239	74	67		61
Batu Hijau(2)(3)(4)	720.5	715.2	—	152	128		—	47	39		—
Other(2)	459.4	648.2	1,011.2	229	220		189	63	73		67

Total/Weighted-Average	8,552.0	8,828.9	8,377.4	$236	$216		$195	$60	$60		$58

	(pounds in millions)			($ per pound)				($ per pound)
Copper
Batu Hijau(2)(3)(4)	572.7	683.3	N/A	$0.53	$0.45	$	N/A	$0.15	$0.13	$	N/A

(1)	Excludes depreciation, depletion and amortization.
(2)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.
(3)	Economic interest decreased to 52.875% from 56.25% on October 1, 2004.
(4)	Batu Hijau was consolidated as of January 1, 2004. Batu Hijau was accounted for using the equity method in 2003, and as a result was not included in Costs applicable to sales or Depreciation, depletion and amortization per ounce or pound in 2003.

Consolidated gold ounces sold decreased 3% in 2005 from 2004 primarily due to:

•	lower grade ores processed in Nevada and Australia/New Zealand;

•	the dispositions of Ovacik (Other) and Bronzewing (Australia/New Zealand); and

•	the completion of operations at Minahasa (Other); partially offset by

•	increased sales at Yanacocha.

Consolidated gold ounces sold increased 5% in 2004 from 2003 primarily due to:

•	the consolidation of Batu Hijau as of January 1, 2004; partially offset by

•	reduced throughput at Golden Giant (Other);

•	the completion of milling at Kori Kollo (Other); and

•	the suspension of operations at Ovacik (Other).

Consolidated copper pounds sold decreased 16% in 2005 from 2004 due to the processing of lower grade copper ore at Batu Hijau. Access to ore in the lower portion of the pit was temporarily restricted as a result of several small pit wall slides during the first quarter of 2005.

Costs applicable to sales per consolidated gold ounce sold increased 10% in 2005 from 2004 and 11% in 2004 from 2003, primarily due to the decrease in production and increased operating costs in Nevada and Australia/New Zealand. Costs applicable to sales per consolidated copper pound increased 18% in 2005 from 2004, primarily due to the decrease in copper production.

The Company expects consolidated gold sales of approximately 8.0 million ounces in 2006 at Costs applicable to sales of between $280 to $285 per ounce.

Nevada Operations

Nevada gold ounces sold decreased 4% in 2005 from 2004, as a 12% decrease in mill ore grade and sales from inventories in 2004 were partially offset by an 18% increase in mill throughput and a 12% increase in heap leach ore placed. Adverse mill grades were caused by unfavorable ground conditions at underground operations and a labor shortage impacting underground development. Ore placed on the leach pads increased by 12% in 2005 from 2004 due to increased open pit production from Carlin and Twin Creeks. Costs applicable to sales per ounce increased 18%, primarily due to increased labor, diesel and other commodity prices, a decrease in ounces produced and higher underground contract service costs. Experienced miners, particularly underground miners, are in short supply in Nevada and labor rates have increased in line with this shortfall. During the fourth quarter of 2005, Nevada recorded a goodwill impairment charge of $41 as a result of anticipated increased future operating and capital costs.

Gold ounces sold increased 2% in 2004 from 2003 as a 13% increase in mill throughput and sales from inventories offset a 13% decrease in mill ore grade and 15% lower heap leach production. Costs applicable to sales per ounce increased 18%, primarily due to the processing of lower-grade material, higher contract service costs for ore haulage and higher diesel, electricity and mine equipment maintenance costs.

Consolidated gold sales for 2006 are expected to be approximately 2.6 million ounces at Costs applicable to sales of approximately $380 per ounce.

The Company has completed the permitting process and received approval from its Board of Directors for construction and operation of a 200-megawatt coal-fired power plant. Construction has commenced and capital costs are expected to be approximately $450. Project completion is targeted for the first half of 2008.

Non-governmental organizations have brought a series of actions relating to the Nevada operations, as described in more detail in Note 30 to the Consolidated Financial Statements. While Newmont believes that the legal actions are without merit, unfavorable outcomes could result in additional conditions being imposed on the Company’s operations, and such conditions could have a material adverse effect on Nevada’s results of operations or financial position.

Yanacocha Operations

Yanacocha gold ounces sold increased 9% in 2005 from 2004, primarily due to a 12% increase in the grade of ore placed and a 10% increase in the total ore placed, partially offset by timing of flows from the leach pads and increased inventory. Costs applicable to sales per ounce increased 4% due to increased workers’ participation payments, increased consumption of reagents and higher royalties due to increased gold prices. Increased labor and commodity costs were partially offset by increased production, related allocation of costs to inventory and increased silver by-product credits.

Gold ounces sold increased 6% in 2004 over 2003, primarily due to increased leach solution processing capacity including greater pumping capacity and additional carbon columns. Costs applicable to sales per ounce increased 12%, primarily due to an increase in workers’ participation payments resulting from higher taxable income, higher diesel fuel consumption and price, increased consumption of reagents and higher royalties due to increased gold prices. The increases were partially offset by increased silver by-product credits.

Consolidated gold sales for 2006 are expected to be approximately 2.6 million ounces at Costs applicable to sales of approximately $185 per ounce. Consolidated gold sales for 2007 through 2010 are expected to average approximately 1.75 million ounces at Costs applicable to sales of approximately $255 per ounce, with actual gold sales and costs being determined by, among other factors, further mine plan optimization efforts, the discovery and development of additional oxide deposits, and the development of Conga, currently assumed to commence production in 2010.

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

Cerro Quilish is a deposit within the Yanacocha complex. In July 2004, Yanacocha received a drilling permit for the Cerro Quilish deposit and commenced drilling activities to further define the deposit. During September 2004, individuals from the Cajamarca region, where Cerro Quilish is located, conducted a sustained blockade of the road between the City of Cajamarca and the mine site, in protest of these exploration activities. Yanacocha suspended all drilling activities at Cerro Quilish and the blockade was resolved. At the request of Yanacocha, the Cerro Quilish drilling permit was revoked in November 2004. Yanacocha has reassessed the challenges involved in obtaining required permits for Cerro Quilish primarily related to increased community concerns. Based upon this reassessment, Yanacocha reclassified 3.9 million ounces (2.0 million equity ounces) of gold from proven and probable reserves to mineralized material not in reserve as of December 31, 2004.

Australia/New Zealand Operations

	Gold Ounces Sold			Costs Applicable to Sales(1)			Depreciation, Depletion and Amortization
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(in thousands)			($ per ounce)			($ per ounce)
Tanami(2)	493.7	658.0	605.9	$328	$295	$246	$67	$58	$59
Kalgoorlie (50% owned)	409.6	468.4	404.7	352	301	268	42	35	24
Jundee(3)	341.8	379.3	565.6	335	279	279	80	71	63
Pajingo	192.0	251.4	330.3	301	$236	130	130	125	88
Martha(4)	163.4	130.5	110.2	177	215	226	97	106	105

Total/Weighted-Average	1,600.5	1,887.6	2,016.7	$317	$280	$239	$74	$67	$61

(1)	Excludes depreciation, depletion and amortization.
(2)	Ownership increased from 85.9% to 100% in April 2003.
(3)	During 2004 and 2003, Jundee included Bronzewing which ceased mining in the first quarter of 2004 and was sold during the third quarter of 2004. Jundee also included Wiluna until its sale in December 2003.
(4)	Ownership increased from 92.28% to 100% in April 2003.

Australia/New Zealand operations sold 15% fewer ounces of gold in 2005 compared to 2004, primarily due to lower grades at Tanami and Kalgoorlie combined with lower throughput at Tanami and Pajingo. In 2004, gold ounces sold decreased 5% compared to 2003, primarily because of lower production from Pajingo and Jundee due to the sale of Wiluna in December 2003 and Bronzewing in the third quarter of 2004. Costs applicable to sales per ounce increased in 2005 from 2004 and in 2004 from 2003 by 13% and 17%, respectively, primarily due to the decrease in ounces sold, increased commodity costs and appreciation of the Australian and New Zealand dollars compared to the U.S. dollar. The unfavorable foreign exchange movements increased Australia/New Zealand Costs applicable to sales in 2005 from 2004 by $15 per ounce and in 2004 from 2003 by $30 per ounce.

Tanami, Australia.    Gold ounces sold decreased 25% in 2005 from 2004, primarily due to a 16% decline in ore grade from mining lower grade zones of the Callie underground deposit and processing lower grade stockpiles at Groundrush. Mining was completed at Groundrush in 2004 and the lower grade stockpiles were exhausted in the third quarter of 2005. Costs applicable to sales per ounce increased 12%, primarily due to lower gold production, higher maintenance, diesel, power, ground support and surface works costs and appreciation of the Australian dollar.

Gold ounces sold increased 9% in 2004 from 2003, primarily due to a decrease in inventory. Costs applicable to sales per ounce increased 20%, primarily due to appreciation of the Australian dollar, higher royalties due to increased gold prices and additional underground backfill costs.

Consolidated gold sales for 2006 are expected to be approximately 435,000 ounces at Costs applicable to sales of $330 per ounce.

Kalgoorlie, Australia.    Gold ounces sold decreased 13% in 2005 from 2004, primarily due to a 7% decrease in ore grade milled and sales from inventories in 2004, partially offset by a 2% increase in tons milled. Costs applicable to sales per ounce increased 17%, primarily due to increased mill throughput, increased diesel, reagent and power costs and appreciation of the Australian dollar.

Gold ounces sold increased 16% in 2004 from 2003, primarily due to a decrease in inventory. Costs applicable to sales per ounce increased 12%, primarily due to appreciation of the Australian dollar, higher amortization of deferred stripping costs, increased diesel prices and higher processing consumables costs.

Consolidated gold sales for 2006 are expected to be approximately 430,000 ounces at Costs applicable to sales of $395 per ounce.

Jundee, Australia.    In 2003, the Yandal operations included the Wiluna, Bronzewing and Jundee operations. Operations at Bronzewing ceased during the second quarter of 2004 and Bronzewing was sold the third quarter of 2004 (see Other Investing Activities, below). The Wiluna operation was sold in the fourth quarter of 2003. The Jundee mine is the remaining Yandal operation. Gold ounces sold decreased 10% in 2005 from 2004, due to the cessation of production at Bronzewing, partially offset by higher mill ore grade from Jundee. Costs applicable to sales per ounce increased 21%, primarily due to higher underground contract services, steel, diesel and administration costs and appreciation of the Australian dollar.

Gold ounces sold decreased 33% in 2004 from 2003, primarily due to a 46% decrease in mill throughput after the sale of the Wiluna operation and the cessation of production at Bronzewing, partially offset by an 8% increase in mill ore grade. Costs applicable to sales per ounce remained the same as appreciation of the Australian dollar was offset by production coming mainly from the lower cost Jundee operation.

Consolidated gold sales for 2006 are expected to be approximately 335,000 ounces at Costs applicable to sales of $335 per ounce. Gold ounces sold for 2007 through 2010 are expected to average approximately 296,000 ounces per year.

Pajingo, Australia.    Gold ounces sold decreased 24% in 2005 from 2004, primarily due to a 19% decrease in ore milled as low grade stockpiles which supplemented production in 2004 have been exhausted. Costs applicable to sales per ounce increased 28% due to lower production and appreciation of the Australian dollar.

Gold ounces sold decreased 24% in 2004 from 2003, primarily due to a 33% decline in ore grade and a ground disturbance that delayed mill feed. Costs applicable to sales per ounce increased 82%, primarily due to the lower ore grade resulting in lower production, increased mine maintenance costs and appreciation of the Australian dollar. During the fourth quarter of 2004, Pajingo recorded goodwill and long-lived assets impairment charges of $52 and $6, respectively, as a result of anticipated increased future operating costs and lower grade ore.

Consolidated gold sales for 2006 are expected to be approximately 195,000 ounces at Costs applicable to sales of $280 per ounce. Based on current mine plans, sales are expected to decline to approximately 135,000 ounces in 2007 and 60,000 ounces in 2008 as Pajingo approaches the end of its current mine life.

Martha, New Zealand.    Gold ounces sold increased 25% in 2005 from 2004, primarily due to a 37% increase in ore grade due to mine sequencing, partially offset by a 9% decrease in ore milled. Costs applicable to sales per ounce decreased 18%, primarily due to increased production, partially offset by higher processing costs from harder ore and appreciation of the New Zealand dollar.

Gold ounces sold increased 18% in 2004 from 2003, primarily due to a 16% increase in mill ore grade. Costs applicable to sales per ounce decreased 5%, primarily due to the increase in production, partially offset by appreciation of the New Zealand dollar.

Consolidated gold sales are expected to be approximately 130,000 ounces in 2006 at Costs applicable to sales of $235 per ounce.

Batu Hijau Operations

	Gold Ounces or Copper Pounds Sold			Costs Applicable to Sales(1)			Depreciation, Depletion and Amortization
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(ounces in thousands)			($ per ounce)			($ per ounce)
Gold
Batu Hijau(2)(3)(4)	720.5	715.2	N/A	$152	$128	N/A	$47	$39	N/A

	(pounds in millions)			($ per pound)			($ per pound)
Copper
Batu Hijau(2)(3)(4)	572.7	683.3	N/A	$0.53	$0.45	N/A	$0.15	$0.13	N/A

(1)	Excludes depreciation, depletion and amortization.
(2)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.
(3)	Economic interest decreased to 52.875% from 56.25% on October 1, 2004.
(4)	Batu Hijau was consolidated as of January 1, 2004. Batu Hijau was accounted for using the equity method in 2003 and, as a result, was not included in Costs applicable to sales or Depreciation, depletion and amortization per ounce or pound in 2003.

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

An Indonesian national currently owns a 20% interest in Batu Hijau, which requires the Newmont/Sumitomo partnership to offer a 3% interest in 2006. Pursuant to this provision, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

Copper sales decreased 16% and gold sales increased 1% in 2005 from 2004. Access to ore in the lower portion of the pit was temporarily restricted as a result of several small pit wall slides during the first quarter of 2005. As a result, the mine plan was revised, resulting in the processing of lower grade stockpiles. Costs applicable to sales per pound of copper increased 18% and per ounce of gold increased 19% primarily as a result of the decrease in copper production, increased fuel, maintenance, consumables, and labor costs.

Copper and gold sales quantities increased 12% and 22% in 2004 from 2003, respectively. The increases were primarily attributable to higher mill throughput reflecting modifications to the crusher circuit in the second half of 2003 and higher ore grades (copper 5%, gold 10%).

Consolidated sales for 2006 are expected to total approximately 565 million pounds of copper at Costs applicable to sales of $0.45 per pound and 575,000 ounces of gold at Costs applicable to sales of $155 per ounce. Copper and gold sales volumes are lower in 2006 as operations move to lower grade areas in the next mining phase and stripping increases.

Other Operations

	Gold Ounces Sold			Costs Applicable to Sales(1)			Depreciation, Depletion and Amortization
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(in thousands)			($ per ounce)			($ per ounce)
Golden Giant	162.0	160.0	229.7	$296	$298	$231	$67	$71	$96
Zarafshan(2) (50% owned)	122.7	210.1	218.1	218	154	151	76	49	46
Kori Kollo(3) (88% owned)	94.5	24.6	180.1	167	398	197	40	93	38
La Herradura (44% owned)	80.2	68.8	67.8	184	147	164	63	73	50
Ovacik(4)	—	110.0	168.2	—	208	133	—	143	82
Minahasa(3) (94% economic interest, 80% owned)	—	74.7	98.1	—	266	268	—	32	78
Mesquite(4)	—	—	49.2	—	—	196	—	—	79

Total/Weighted-Average	459.4	648.2	1,011.2	$229	$220	$189	$63	$73	$67

(1)	Excludes depreciation, depletion and amortization.
(2)	Joint venture between Newmont and two Uzbekistan government entities, the State Committee for Geology and Mineral Resources (the “State Committee”) and Navoi Mining and Metallurgical Combinat (“Navoi”)
(3)	Consolidated gold ounces sold includes minority interests’ share.
(4)	Ovacik sold in March 2005 and Mesquite sold in November 2003.

Golden Giant, Canada.    Gold ounces sold remained constant in 2005 compared to 2004. A 12% increase in mill throughput was offset by a 3% decline in ore grade and increased in-process inventory. Costs applicable to sales per ounce remained constant as an increase in milling costs due to increased throughput and appreciation of the Canadian dollar was offset by increased in-process inventory at the end of 2005. The unfavorable change in the foreign exchange rate increased Costs applicable to sales by $19 per ounce. Mining operations at Golden Giant were completed in December 2005, with final mill production and gold sales expected in the first quarter of 2006.

Gold ounces sold decreased 30% in 2004 from 2003, primarily due to reduced mining faces at this mature mine. Costs applicable to sales per ounce increased 29% in 2004 from 2003, primarily from lower production and appreciation of the Canadian dollar. The unfavorable change in the foreign exchange rate increased Costs applicable to sales by $19 per consolidated ounce.

Zarafshan, Uzbekistan.    Gold ounces sold decreased 42% in 2005 from 2004 primarily due to 3% fewer tons placed on the leach pads due to unscheduled plant maintenance, and lower gold recoveries associated with a 17% decrease in ore grade and slower flows from the leach pads. Costs applicable to sales per ounce increased 42%, primarily as a result of the decrease in production.

Gold ounces sold decreased 4% in 2004 from 2003 as a result of a 3% decrease in ore grade and a 2% decrease in ore placed on the leach pads. Costs applicable to sales per ounce increased 2% primarily a result of the decrease in gold ounces sold.

Consolidated gold sales for 2006 are expected to be approximately 130,000 ounces at Costs applicable to sales of $260 per ounce.

Kori Kollo, Bolivia.    The mill was shut down in October 2003, however production continued from residual leaching. Beginning in the third quarter of 2005, additional material from the Kori Kollo pit was placed on the existing leach pad and ore from the Kori Chaca pit was processed on a new leach pad. This resulted in ounces sold nearly quadrupling in 2005 from 2004. Costs applicable to sales per ounce decreased 58% from 2004 to 2005 as a result of the increased production.

Consolidated gold sales for 2006 are expected to be approximately 125,000 ounces at Costs applicable to sales of $220 per ounce.

La Herradura, Mexico.    Gold ounces sold increased 17% in 2005 from 2004 primarily due to a 12% increase in the ore grade and the timing of flows from the leach pads. Costs applicable to sales per ounce increased by 25% primarily due to increased labor, diesel and other commodity prices. Gold ounces sold increased 1% in 2004 from 2003, primarily due a 3% increase in ore placed on the leach pads.

Consolidated gold sales for 2006 are expected to be approximately 85,000 ounces at Costs applicable to sales of $210 per ounce.

Ovacik, Turkey.    On March 1, 2005, the Ovacik mine was sold to a subsidiary of Koza Davetiye, a Turkish conglomerate. Operations were suspended in August 2004 as a result of a court decision ordering suspension of operating permits pending completion of certain additional permitting requirements and the submission of an updated environmental impact assessment.

Gold ounces sold decreased 35% in 2004 from 2003, primarily due to the suspension of operations, partially offset by reducing ore stockpiles and exhausting in-circuit inventory. Costs applicable to sales per ounce increased 56%, primarily due to the decline in production. In the second quarter of 2004, the Company recognized a write-down of $16 related to the long-lived assets at the Ovacik mine.

Minahasa, Indonesia.    Mining activities at Minahasa ceased in 2001. Milling of the remaining stockpiles was completed in August 2004. Gold ounces sold decreased 24% in 2004 from 2003, primarily reflecting lower grade ore processed and the completion of milling. See Note 30 to the Consolidated Financial Statements for information regarding legal actions related to Minahasa.

Merchant Banking

Merchant Banking is a “reportable segment” for financial reporting purposes. Merchant Banking, also referred to as Newmont Capital, manages a royalty portfolio, an equity portfolio, a downstream gold refining business, and engages in value realization activities (managing interests in oil and gas, iron ore, and coal properties as well as providing in-house investment banking and advisory services).

Merchant Banking manages a royalty portfolio which includes interests that were acquired as a result of the Franco-Nevada acquisition, as well as royalties created by virtue of its land bank activities (through sale or farm-out). Royalty interests are generally in the form of a net smelter return (“NSR”) royalty that provides for the payment of a specified percentage of production, less certain specified transportation and refining costs. In some cases, royalties are a net profit interest (“NPI”) entitling Newmont to a specified percentage of the net profits, as defined in each case. The majority of NSR royalty revenue and NPI revenue can be received in cash or in-kind at the option of Newmont.

As of December 31, 2005, Merchant Banking’s equity portfolio had a market value of approximately $940 compared to the 2004 value of approximately $507. In addition to an unrealized gain of approximately $344 during 2005, Merchant Banking purchased marketable equity securities of Shore Gold, Gabriel Resources and Miramar Mining for approximately $87, $31 and $27, respectively and sold Kinross equity securities for approximately $111. In addition, Merchant Banking sold Oxiana Resources equity securities for $78, of which, the majority were acquired from the sale of Golden Grove. During 2004, in addition to an unrealized gain of approximately $123, Merchant Banking purchased marketable equity securities of Canadian Oil Sands Trust and Gabriel for approximately $200 and $19, respectively. On January 31, 2003, Kinross, Echo Bay Mines Ltd. and TVX Gold Inc. were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Under the terms of the combination and acquisition and through the efforts of Merchant Banking, Newmont received a 13.8% interest in the restructured Kinross in exchange for its then 45.67% interest in Echo Bay and $180 for its interest in TVX Newmont Americas. Newmont recognized a pre-tax gain of $84 on the transaction in Gain on investments, net during the first quarter of 2003. During the third quarter of 2003, Newmont sold a portion of its Kinross equity securities for total cash proceeds of $225 and recorded a pre-tax loss on sale of $7. At June 30, 2004, Newmont recognized a $39 impairment of its investment in Kinross for an other-than-temporary decline in value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Merchant Banking’s royalty interests and equity investments generated $79, $64 and $56 of Royalty and dividend income, net in 2005, 2004 and 2003, respectively. The increase from period-to-period was primarily attributable to steady performance from the gold and platinum group metals royalties coupled with higher gold and oil and gas prices. The 2005 and 2004 amounts included distributions received from Canadian Oil Sands Trust. Depreciation, depletion and amortization expense related to Royalty and dividend income, net was $21, $24 and $26 in 2005, 2004 and 2003, respectively.

Merchant Banking also manages the Company’s interests in downstream gold refining and distribution businesses (40% interest in AGR Matthey Joint Venture and 50% interest in European Gold Refineries). Merchant Banking earned $4, $2, and $1 in Equity income of affiliates through its investments in AGR and EGR in 2005, 2004 and 2003, respectively.

Merchant Banking’s value realization activities include managing the reserve delineation program on its 100% owned oil sands leases in Alberta, Canada, and advancing its other interests in coal, iron ore and gas.

Merchant Banking provides advisory services to Newmont to assist it in managing its portfolio of operating and property interests. In 2005, Merchant Banking provided assistance in the sale of non-core properties including Golden Grove in Australia, Ovacik in Turkey and Mezcala in Mexico. In 2004, Merchant Banking’s assistance was provided in the sale of non-core properties including Bronzewing in Australia, Perama in Greece and Midwest Uranium in Canada. In addition, Merchant Banking participated in the restructuring of Australian Magnesium Corporation eliminating all remaining Newmont obligations (see Other Investing Activities below). In 2003, Merchant Banking advised Newmont on a variety of transactions including the process of extinguishing the majority of the bond and derivative liabilities of NYOL. These transactions gave rise to a Gain on extinguishment of NYOL liabilities, net of $221 for the year ended December 31, 2003. Total cash payments to extinguish the NYOL bonds and the NYOL derivatives liabilities (including costs) were $202 during the year ended December 31, 2003.

For the years 2005, 2004 and 2003 Other Income attributable to the Merchant Banking Segment was as follows:

	Years Ended December 31,
	2005	2004	2003
Royalty and dividend income	$79	$64	$56
Gain (loss) on investments	54	(39)	83
Gain on sale of the Mezcala gold deposit	31	—	—
Gain on extinguishment of NYOL liabilities, net	—	—	221
Gain (loss) on QMC debt Guarantee	9	11	(30)
Loss on extinguishment of debt	—	—	(34)
Other	1	5	—

	$174	$41	$296

Exploration

Exploration expense was $147, $107, and $76 for 2005, 2004 and 2003, respectively. Exploration expense in 2005 reflects higher funding of exploration and related activities in response to higher gold prices. Newmont anticipates it will expense between $155 and $160 on exploration activities in 2006.

During 2005, Newmont replaced approximately 8.6 million equity gold ounces of depletion and divestitures with 9.4 million equity gold ounces of additions to proven and probable reserves. Exploration activities during 2005 succeeded in converting significant new reserves at Carlin open pits (1.9 million gold ounces), Conga (1.6 million equity gold ounces), Ahafo (1.6 million gold ounces), Akyem (1.1 million equity gold ounces), Yanacocha (1.0 million equity gold ounces), Tanami (0.6 million gold ounces) and Phoenix (0.6 million gold ounces).

Exploration activities during 2004 primarily focused on the Conga district in Peru and the Phoenix deposit in Nevada. Newmont added 4.5 million equity gold ounces at Conga and 2.3 million gold ounces at Phoenix in 2004. Exploration also focused its activities on Newmont’s two projects in Ghana where reserves increased by 3.0 million gold ounces at Ahafo and 1.1 million equity gold ounces at Akyem in 2004.

Exploration activities during 2003 primarily focused on the Conga district in Peru, various deposits at Nevada and Australian operations and the Ahafo and Akyem projects in Ghana.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Uzbekistan, Bolivia and other foreign locations. The Company’s operations sell their production based on U.S. dollar metal prices.

Fluctuations in local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in local currency at foreign operations. Such fluctuations have not had a material impact on the Company’s revenue since gold and copper are sold throughout the world principally in U.S. dollars. Approximately 37%, 40% and 42% of Newmont’s Costs applicable to sales were paid in local currencies in 2005, 2004 and 2003, respectively. The Company’s Costs applicable to sales are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

Variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations increased Costs applicable to sales approximately $15 in 2005 from 2004 and $57 in 2004 from 2003, primarily in Australia.

Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on the Company’s determination of proven and probable reserves in the past. However, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves would primarily result in reduced gold or copper sales and increased depreciation, depletion and amortization calculated using the units-of-production method and, depending on the level of reduction, could also result in impairments of property, plant and mine development, mineral interests and/or goodwill.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R will supersede APB Opinion 25, “Accounting for Stock Issued to Employees” and amend SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Newmont adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that are outstanding as of January 1, 2006, based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123, will be recognized ratably over the remaining vesting period. Additionally, SFAS No. 123R requires the benefits of tax deductions different from recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Compensation expense in the periods following adoption of SFAS No. 123R may differ from our pro forma disclosure under SFAS No. 123, based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates, volatilities or other factors. At present FAS 123R compensation expense of between $25 and $30 for 2006 is expected.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides guidance on the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first time adoption of SFAS No. 123R in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact of SAB No. 107 on our consolidated financial statements.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Newmont will adopt the provisions of EITF 04-6 on January 1, 2006. The most significant impact of adoption is expected to be the removal of deferred and advanced stripping costs from the balance sheet, net of taxes and minority interests, and reclassifying the balances as a cumulative effect adjustment reducing beginning retained earnings by approximately $75 to $85. Adoption of EITF 04-6 will have no impact on the Company’s cash position.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued Staff Position Paper (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

For 2005, Net cash provided from continuing operations was $1,253, compared to $1,549 and $645 for 2004 and 2003, respectively, and was significantly impacted by the following key factors:

	Years Ended December 31,
	2005	2004	2003
Consolidated gold ounces sold (in thousands)	8,552.0	8,828.9		8,377.4
Average price received per ounce of gold(1)	$441	$412		$365
Costs applicable to sales per ounce of gold sold(2)	$236	$216		$195
Consolidated copper pounds sold (in millions)	572.7	683.3		N/A
Average price received per pound of copper(1)	$1.45	$1.33	$	N/A
Costs applicable to sales per pound of copper sold(2)	$0.53	$0.45	$	N/A

(1)	Before treatment and refining charges.
(2)	Excludes depreciation, depletion and amortization.

Net cash provided from continuing operations decreased 10% in 2005 compared to 2004, impacted by 276,900 fewer gold ounces and 110.6 million fewer copper pounds sold. The reduction in sales volume was offset by higher realized prices before treatment and refining charges. Net cash provided from continuing operations was also impacted by the physical delivery of 161,111 ounces under the Prepaid Forward Sales obligation which resulted in the recognition of $48 of non-cash revenue in 2005. Also impacting operating cash flows during 2005 were higher operating costs, as discussed above in Results of Consolidated Operations, and a $189 increase in inventories, stockpiles and ore on leach pads. Operating cash flow during 2004 compared to 2003 was impacted by the consolidation of Batu Hijau effective January 1, 2004, and higher realized gold and copper prices, partially offset by higher costs at virtually all operations and lower ounces sold.

Investing Activities

Net cash used in investing activities was $977, $1,432 and $380 in 2005, 2004 and 2003, respectively, with Additions to property, plant and mine development, of $1,226, $683 and $484 for continuing operations in 2005, 2004 and 2003, respectively. Additionally, approximately $25, $35 and $21 was spent on capital expenditures for the discontinued operations of Golden Grove and Holloway in 2005, 2004 and 2003, respectively.

Additions to Property, Plant and Mine Development

	Years Ended December 31,
	2005	2004	2003
Nevada, USA	$479	$169	$112
Yanacocha, Peru	225	232	206
Australia/New Zealand:
Pajingo, Australia	12	11	15
Yandal, Australia	25	19	17
Tanami, Australia	19	18	40
Kalgoorlie, Australia	12	27	15
Martha, New Zealand	11	7	12
Other, Australia	19	7	2

	98	89	101

Batu Hijau, Indonesia	65	35	—
Ghana, West Africa:
Ahafo, Ghana	258	83	13
Akyem, Ghana	18	9	8

	276	92	21

Other Operations:
Kori Kollo, Bolivia	22	4	1
Zarafshan, Uzbekistan	6	9	8
La Herradura, Mexico	2	4	3
Ovacik, Turkey	—	9	6
Golden Giant, Canada	—	2	—

	30	28	18

Exploration	—	—	1
Merchant Banking	4	5	2
Corporate and Other	49	33	23

	$1,226	$683	$484

Capital expenditures in Nevada during 2005 included $73 for the development of the Leeville underground mine, $43 for the power plant, $226 for the development of the Phoenix project, and other sustaining capital. Yanacocha capital expenditures included $73 for development and leach pad expansions at La Quinua and process facilities, $12 for environmental projects, $30 for mining equipment and $17 for the Conga project and other sustaining capital. Kori Kollo expenditures reflect investment in new leach pads. Australian capital expenditures included $54 for mine development and $22 for facilities. Expenditures at Batu Hijau included $36 for the purchase of additional mining equipment, $6 for tailings line replacement and $23 for other sustaining capital. Capital expenditures at Ahafo were primarily for the engineering, procurement and construction of the mine and process facilities. Corporate expenditures primarily included information technology systems and land.

Capital expenditures for Nevada during 2004 primarily included $52 for the development of the Leeville underground mine, $26 for the development of the Phoenix Project and $21 for the Mill 5 flotation plant expansion. Yanacocha capital expenditures included $79 for mine and leach pad expansions at the La Quinua and other pits, $33 for environmental site and regional water management projects, $46 for mining equipment and $73 related to other ongoing expansion work. Australia/New Zealand capital expenditures primarily included $54 for mine development and reserve definition, $19 for mining equipment previously leased under an operating lease at Kalgoorlie, $10 for facilities and $7 for mobile equipment. Batu Hijau capital expenditures were primarily for mine and plant equipment. Capital expenditures at Ahafo were primarily for the engineering, procurement and construction of the mine and processing facilities. Akyem capital expenditures were for development activities. Corporate expenditures included $33 primarily for improvements in information technology systems.

During 2003, capital expenditures for Nevada included $60 for Leeville and $11 for the development of the Deep Post and Midas underground mines. Yanacocha capital expenditures included $93 for mine and leach pad development, $24 for environmental site and regional water management projects, $30 for mining equipment and $58 related to other ongoing expansion work. Australia/New Zealand capital expenditures included approximately $51 for mine development and reserve definition and $61 for equipment. Capital expenditures at Akyem and Ahafo were for developmental drilling and other development activities. Corporate expenditures included $15 for improvements in information technology systems.

Newmont expects to spend approximately $1,350 to $1,500 on capital expenditures during 2006, before the consideration of the acquisition of an additional 22.22% interest in the Boddington project, with approximately 36% in Nevada, 22% at Yanacocha, 14% at Australia/New Zealand, 17% in Ghana and the remainder at other locations. Approximately 58% of the capital budget is allocated to sustaining investments and the remaining portion is allocated to new project development and business improvement initiatives.

In February 2006, Newmont entered into an agreement to acquire Newcrest Mining Limited’s 22.22% interest in Boddington. Consideration for the purchase is A$225 before applicable stamp duty and similar costs. When the transaction closes, Newmont’s interest in Boddington will increase to two-thirds. Closing of the transaction is subject to Australian Foreign Investment Review Board and Western Australia Ministry of Mines approval, expected by April 2006. Estimated capital expenditures for 2006 will increase by $47 as a result of the acquisition of Newcrest’s interest in Boddington.

Other Investing Activities

The Company had net investing activity of $57, $(821) and $223 related to investments in and proceeds from the sale of marketable debt and equity investments in 2005, 2004 and 2003, respectively.

Marketable debt securities.    The Company had net purchases of $nil, $602 and $183 of auction rate marketable debt securities in 2005, 2004 and 2003, respectively. The Company accounts for these investments as short-term available-for-sale marketable debt securities.

Marketable equity securities.    During 2005, the Company purchased marketable equity securities of Shore Gold, Gabriel Resources, Miramar and Miramar warrants for approximately $87, $31, $27 and $10, respectively. During 2004, the Company purchased marketable equity securities of Canadian Oil Sands Trust and Gabriel Resources for $200 and $19, respectively. The Company accounts for these investments as long-term available-for-sale marketable equity securities.

Marketable equity securities of Kinross Gold Corporation.    In the third quarter of 2005, Newmont sold its remaining 14 million Kinross shares for cash proceeds of $111 and recorded a net gain of $20. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares for total cash proceeds of $225 and recorded a net loss of $7.

Marketable equity securities of Oxiana Limited.    In the third quarter of 2005, Newmont received approximately 82 million shares of Oxiana Limited (as part of the proceeds for the sale of Golden Grove) with a fair value of $61. These shares were sold in the fourth quarter of 2005 for net proceeds of $78 and a pre-tax gain of $19. In the first quarter of 2005, Newmont sold approximately 10 million shares of Oxiana for net proceeds of $8 and a pre-tax gain of $6.

Sale of Golden Grove.    In 2005, the Company sold its Golden Grove copper-zinc operation to Oxiana for cash proceeds of approximately $147 plus 82 million shares of Oxiana.

Sale of Mezcala.    On March 31, 2005, the Mezcala gold deposit was sold for cash proceeds of $31.

Sale of Ovacik.    On March 1, 2005, the Ovacik operation, located in western Turkey, was sold to a subsidiary of Koza Davetiye, a listed Turkish conglomerate. Consideration included $20 at closing, $10 during the fourth quarter of 2005 and various deferred payments that could total as much as $15.

Sale of Bronzewing.    During the third quarter of 2004, Newmont sold assets associated with the closed Bronzewing mine, including certain mining tenements and plant and equipment. In exchange for the assets, the buyer made installment payments in 2005 totaling $3 and assumed all of the reclamation and closure liabilities. Under the agreement, Newmont is entitled to a 1% net smelter return royalty on all future metal production from the property.

Sale of Midwest Uranium.    In December 2004, Newmont sold its 20.7% interest in the Midwest Uranium Joint Venture for $10 in cash and marketable equity securities valued at $2.

Perama.    In December 2004, two wholly-owned subsidiaries of Newmont completed a sale of their combined 80% interest in Thracean Gold Mining S.A. (“TGM”), which owns the Perama Hill Project located in northeastern Greece to Frontier Pacific Mining Corporation (“Frontier”). The remaining 20% of TGM was held by S&B Industrial Minerals S.A. (“S&B”), which also sold its interest to Frontier in the same transaction. On April 5, 2004, Frontier paid an initial non-refundable deposit of $1 (Newmont’s share was $0.8) and on December 16, 2004, the transaction closed and Frontier paid an additional $11 (Newmont’s share was $9).

Martabe.    Newmont acquired its 90% interest in P.T. Newmont Horas Nauli (“PTNHN”), which owns the Martabe project, as part of the Normandy acquisition in February 2002. In March 2004, the Company signed an agreement to acquire the remaining 10% interest in PTNHN. An initial 5% interest was acquired during the fourth quarter of 2004 and the remaining 5% interest is expected to be purchased in 2006. The purchase price for the 10% interest is $8. The Martabe project is categorized as an asset available for sale.

Australian Magnesium Corporation (“AMC”).    During 2004, Newmont entered into an agreement relating to a loan and loan guarantee involving AMC and certain of its subsidiaries. The agreement resulted in the release of Newmont from its guarantee obligation and the release of all previously accrued and contingent liabilities. This transaction resulted in an $11 gain after providing a A$30 ($23) subordinated loan to a subsidiary of QMC. An allowance was provided for 100% of the loan receivable. During 2005, the Company reduced the valuation allowance resulting in a gain of $9.

Pension Funding.    Newmont is currently planning to contribute at a minimum, $30, to its retirement benefit programs in 2006 from Net cash provided by operating activities. For additional discussion see Item 7A, Qualitative Disclosure About Market Risk, Pension and Other Benefit Plans, below, and Note 10 to the Consolidated Financial Statements.

Also impacting cash flows from investing activities for the year ended December 31, 2004 is the consolidation of Batu Hijau, effective January 1, 2004, which resulted in the recording of approximately $82 of Batu Hijau’s cash balances.

Financing Activities

Net cash provided by (used in) financing activities was $38 in 2005, compared to $(475) and $401 in 2004 and 2003, respectively. Proceeds received during 2005 were primarily from the issuance of 30-year 5 7/8% Notes for net proceeds of $582 during March 2005. The proceeds will be used to fund capital investments, including a 200 megawatt power plant in Nevada, and for general corporate purposes.

Effective January 1, 2004, the Company included Batu Hijau in its Consolidated Financial Statements, increasing debt by $849 to approximately $1,926. During 2004, the Company received proceeds from debt of $56 and made $254 in repayments of debt.

NYOL Debt and Derivatives Liability Extinguishments

During May 2003, Newmont, through an indirect, wholly-owned subsidiary, Yandal Bond Company Limited (“YBCL”), acquired all of NYOL’s outstanding 8 7/8% Senior Notes due 2008 and all of NYOL’s gold hedge contracts from the relevant counterparties. This transaction gave rise to a Gain on extinguishment of NYOL liabilities, net of $221, net of transaction costs, for the year ended December 31, 2003. Total cash payments to extinguish the NYOL liabilities (including costs) was $202 during the year ended December 31, 2003.

Other Debt Extinguishments

During 2003, Newmont extinguished the following debt instruments: $148 of its 8 3/8% debentures resulting in a Loss on extinguishment of debt of $11; $52 of its 8 5/8% debentures resulting in a Loss on extinguishment of debt of $12; $31 of its 7 5/8% guaranteed notes resulting in a Loss on extinguishment of debt of $4; $81 of its 7 1/2% guaranteed notes resulting in a Loss on extinguishment of debt $6; and $100 in aggregate principal of its 6% convertible subordinated debentures.

Corporate Revolving Credit Facilities

Through July 29, 2004, the Company had three uncollateralized revolving credit facilities with a consortium of banks: a $200 U.S. dollar-denominated revolving credit facility with an initial term of 364 days that was permitted to be extended annually to no later than October 2006; a $400 multi-currency revolving credit facility that matured in October 2006 and provided for borrowing in U.S., Canadian and Australian dollars, and which also contained a letter of credit sub-facility; and a $150 multi-currency revolving credit facility that was to mature in May 2005 and provided for borrowing in U.S. and Australian dollars. Interest rates and facility fees varied based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bore interest at a rate per annum equa1 to either the LIBOR plus a margin ranging from 0.45% to 1.25% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime rate plus a margin ranging from 0% to 0.25%. Facility fees were accrued at a rate per annum ranging from 0.10% to 0.40% of the commitment.

Effective July 30, 2004, the Company entered into a new uncollateralized $1,250 revolving credit facility with a syndicate of commercial banks. This revolving credit facility replaced the three existing revolving credit facilities which were cancelled upon the effectiveness of the new facility. The facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. In July 2005, the Company amended its revolving credit facility, extending the final maturity one year, to July 28, 2010. In addition, certain adjustments to pricing and structure were also made. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at a rate per annum equal to either LIBOR plus a margin ranging from 0.22% to 1.00% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime. Facility fees accrue at a rate per annum ranging from 0.080% to 0.250% of the aggregate commitments. The Company also pays a utilization fee of 0.10% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. At December 31, 2005, the facility fees were 0.09% of the commitment. There was $275 outstanding under the letter of credit sub-facility as of December 31, 2005.

Prepaid Forward Sales Contract

Under the prepaid forward gold sales contract (the “Prepaid Forward”) and forward gold purchase contract (the “Forward Purchase”) the Company is obligated to sell 322,222 ounces of gold, to be delivered in June of 2006 and 2007 in annual installments of 161,111 ounces and to deliver 17,951 ounces of gold in June and December of 2006 and June of 2007. The Forward Purchase provides for purchases of 17,951 ounces of gold on each delivery date under the Prepaid Forward at an average of $344 per ounce in 2006 and $354 per ounce in 2007.

The Company may also be entitled to receive additional proceeds in connection with the annual deliveries of 161,111 ounces, to be determined at each delivery date based on the excess, if any, of the then market price for gold (up to a maximum of $380 per ounce) over $300 per ounce. During June 2005, 161,111 ounces were delivered in connection with the first annual delivery, resulting in a non-cash reduction in debt of $48. Remaining scheduled repayments are $48 in 2006 and 2007. Using relevant future market conditions and financial models, the estimated negative fair value of these contracts was approximately $159 and $205 at December 31, 2005 and 2004, respectively.

Debt Covenants

Certain of Newmont’s current debt facilities contain various common public debt covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions. These debt instruments include the 5 7/8% notes, Newmont Australia 7 5/8% notes, 8 5/8% debentures, and sale-leaseback of the refractory ore treatment plant. None of the aforementioned public debt instruments contain financial ratio covenants or credit rating provisions that could create liquidity issues for the Company.

In addition to the covenants noted above, the revolving credit facility contains financial ratio covenants requiring the Company to maintain a net debt (total debt net of cash) to EBITDA (Earnings before interest expense, income taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt to total capitalization ratio (ratio of net debt to total capitalization, which includes owner’s equity retained earnings and fixed assets) of less than or equal to 62.5%. Furthermore, the revolving credit facility contains covenants limiting the sale of all or substantially all of the Company’s assets and a negative pledge on certain assets.

Certain of the Company’s project debt facilities contain various common project debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, change of control provisions and limitations of additional permitted debt.

At December 31, 2005, the Company and its subsidiaries were in compliance with all debt covenants and default provisions.

Scheduled Debt Payments

During the year ended December 31, 2005, the Company made scheduled cash debt repayments of $218 and a scheduled non-cash debt repayment of $48 for the Prepaid Forward.

Scheduled minimum debt repayments are $196 in 2006, $162 in 2007, $232 in 2008, $114 in 2009, $113 in 2010 and $1,112 thereafter. Newmont expects to be able to fund maturities of its debt from Net cash provided by operating activities and existing cash balances.

Shelf Registration Statement

In January 2004, Newmont filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 which enables it to issue debt and equity securities from time-to-time having an aggregate offering price up to $1,000. Newmont also filed a shelf registration statement on Form S-4 which enables it to issue, from time-to-time in connection with acquisitions of businesses, properties or assets, common stock and common stock warrants having an aggregate offering price of $200. These registration statements were declared effective on February 4, 2004.

Common Stock Offering

During November 2003, Newmont completed an equity offering for 25 million shares of its common stock under its then existing shelf registration statement filed with the Securities and Exchange Commission. The proceeds of approximately $1,027 from this offering were used for general corporate purposes. This was the only public offering during the last three years.

Dividends

The Company paid dividends of $0.40 per common share during 2005, $0.30 per common share during 2004, and $0.17 per common share during 2003. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, paid dividends of CDN$0.49, CDN$0.38 and CDN$0.25 during 2005, 2004 and 2003, respectively. On February 24, 2006, the Company declared a regular quarterly dividend of $0.10 per share, payable March 29, 2006 to holders of record at the close of business on March 8, 2006. The total paid to common stockholders was $179, $133 and $71 for 2005, 2004 and 2003, respectively.

The Company also paid dividends of $186, $237 and $146 to minority interests during 2005, 2004 and 2003, respectively.

Contractual Obligations

Newmont’s contractual obligations at December 31, 2005 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt(1)	$2,974	$282	$680	$475	$1,537
Capital lease obligations(1)	362	37	106	68	151
Remediation and reclamation obligations(2)	788	66	133	70	519
Employee-related benefits(3)	386	76	126	35	149
Operating leases	21	4	11	5	1
Minimum royalty payments	134	6	54	22	52
Purchase obligations(4)	429	150	211	52	16
Other(5)	344	163	149	14	18

	$5,438	$784	$1,470	$741	$2,443

(1)	Amounts represent principal and estimated interest payments assuming no early extinguishment.
(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, the Company is required to close its operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities, see Note 13 to the Consolidated Financial Statements.
(3)	Contractual obligations for Employee-related benefits include severance, pension funding and other benefit plans. Pension plan funding beyond 2010 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.
(4)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.
(5)	Other contractual obligations that are not reflected in the Company’s Consolidated Financial Statements include labor and service contracts. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 21 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases as disclosed in the above table and $386 of outstanding letters of credit, surety bonds and bank guarantees (see Note 9 to the Consolidated Financial Statements). There is also an undrawn contingent sponsor support line of credit to Batu Hijau of $65, of which Newmont’s pro rata share is $37.

Batu Hijau has sales agreements to sell copper concentrates as follows (in millions of pounds) 1,614 in 2006; 1,362 in 2007; 1,378 in 2008; 1,389 in 2009; 1,389 in 2010 and 4,167 thereafter. For information regarding these copper sales agreements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk-Hedging, Provisional Copper and Gold Sales, below.

Future Cash Flows

The Company expects to use cash for capital expenditures (see Investing Activities, below), to fund the Exploration and Merchant Banking Segments (see Results of Operations, above) and to service debt. For information on the Company’s long-term debt, capital lease obligations and operating leases, see Note 9 to the Consolidated Financial Statements. Newmont believes it will be able to fund all existing obligations from either Net cash provided by operating activities or cash and marketable debt securities on hand. Subject to any significant adverse changes in the Company’s long-term view of gold and copper prices, the Company has both the ability and intention to fund from Net cash provided by operating activities, the exploration expenditures and Merchant Banking investments that were assumed in the goodwill valuations to support the Exploration and Merchant Banking Segments. The Company believes it will be able to raise funds as needed in the future as opportunities for expansion arise.

Cash flows are expected to be impacted by variations in the realized spot price of gold and copper. The Company has a series of price-capped gold sales contracts under which it will realize the lower of the spot price on the delivery date or the capped price ranging from $384 per ounce in 2008, $381 per ounce in 2009 to $392 per ounce in 2011. The Company also has copper collar contracts for 490 million pounds under which it will realize a minimum and maximum price of $1.10 and $1.35 per pound, respectively, in 2006 and $1.10 and $1.40 per pound, respectively, in 2007. For information on the sensitivity of Newmont’s Net cash provided by operating activities to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Cash flows are also expected to be impacted by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian dollar. For information concerning the sensitivity of the Company’s Costs applicable to sales to changes in foreign currency exchange rates, see Results of Operations, Foreign Currency Exchange Rates, above. The Company has entered into Australian dollar net zero-cost collar contracts under which it will purchase Australian dollars at a minimum average floor price of $0.55 and average maximum cap price of $0.80 per Australian dollar in 2006. For information on the sensitivity of Newmont’s Net cash provided to operating activities to foreign currency exchange rates, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Based on Newmont’s production profile for the next three years and proven and probable reserves at December 31, 2005, without considering future additions to such reserves, Newmont expects that consolidated gold ounces sold will be between 7.8 and 8.2 million ounces in 2006 and will be between 7.2 and 7.6 million ounces in 2007. The Company does not anticipate that reasonably expected variations in gold or copper sales alone will influence its ability to pay its debt and other obligations over that period.

On December 19, 2005, Yanacocha filed with the Peruvian securities regulatory authority (CONASEV), for its review and approval, a prospectus to register a $200 bond program in the Peruvian public market. When approved, the registration would make the bond program available for Yanacocha to make up to $200 in issuances over a two-year period. Yanacocha may also consider obtaining funds from other sources, including commercial banks. Any funds generated from the bond program or other debt facilities may be used by Yanacocha for capital expenditures and its general corporate purposes.

In January 2006, the International Finance Corporation approved $125 in project financing for the Ahafo project. The financing is subject to satisfactory final documentation and syndication to commercial banks. The Company expects to close and drawdown on the facility prior to mid-year.

In February 2006, Newmont entered into an agreement to acquire Newcrest Mining Limited’s 22.22% interest in Boddington. Consideration for the purchase is A$225 before applicable stamp duty and similar costs. When the transaction closes, Newmont’s interest in Boddington will increase to two-thirds. Closing of the transaction is subject to Australian Foreign Investment Review Board and Western Australia Ministry of Mines approval, expected by April 2006.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2005 and 2004, $431 and $396, respectively, were accrued for reclamation costs relating to currently producing mineral properties, of which $53 is classified as current liabilities expected to be spent in 2006.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $77 and $75 were accrued for such obligations at December 31, 2005 and 2004, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 101% greater or 34% lower than the amount accrued at December 31, 2005. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expenses in the period estimates are revised.

Newmont spent $14, $20 and $19 in 2005, 2004, and 2003, respectively, for environmental obligations related to former, primarily historic, mining activities, and has classified $10 as a current liability expected to be spent in 2006. Expenditures for 2005 and 2004 related primarily to legacy Normandy properties in Australia, the McCoy/Cove property in central Nevada and the Dawn mill site near Ford, Washington. Expenditures for 2003 related primarily to the Dawn mill site and the McCoy/Cove property.

Included in capital expenditures were $35, $43 and $26 in 2005, 2004 and 2003, respectively, to comply with environmental regulations. Expenditures of between $30 and $40 and anticipated in 2006. Ongoing costs to comply with environmental regulations have not been a significant component of Costs applicable to sales.

For more information on the Company’s reclamation and remediation liabilities, see Note 13 to the Consolidated Financial Statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions except per share, per ounce and per pound amounts)

Metal Price

Changes in the market price of gold and copper significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar and global mine production levels. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect Newmont’s profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to its operations in the United States, Newmont has operations in Australia, Peru, Indonesia, Canada, Uzbekistan, Bolivia, New Zealand and Mexico. The Company’s non-U.S. operations sell their metal production based on a U.S. dollar gold price. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Since the Company’s February 15, 2002 acquisition of Normandy, the Australian dollar/U.S. dollar exchange rate has had the greatest impact on the Company’s total cash costs, as measured in U.S. dollars. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian gold operations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars for such locations. No assurance can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future, or that short-term changes in the Australian dollar/U.S. dollar exchange rate will not have an impact on the Company’s profitability and cash flow. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on Newmont’s determination of proven and probable reserves in the past. However, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. For information concerning the sensitivity of the Company’s cash costs to changes in foreign currency exchange rates, see Item 7, Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition-Results of Operations-Foreign Currency Exchange Rates, above.

Hedging

Newmont generally avoids hedging its gold production. Newmont’s philosophy is to provide shareholders with leverage to gold prices by selling its gold production at market prices. Newmont has, entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with sales contracts, commodities, interest rates, and foreign currency. Newmont is not required to place collateral with respect to derivative contracts and there are no margin calls associated with such contracts. During 2005, Newmont entered into copper net zero-cost option collar contracts and $/IDR forward purchase contracts. As of December 31, 2005, approximately 360 million pounds of copper are hedged by the copper option collar contracts, which have been designated as cash flow hedges of forecasted copper sales, and as such, changes in the fair value related to the effective portion of the hedges have been recorded in Accumulated other comprehensive income. Approximately 130 million pounds of the copper option collar contracts are accounted for on a mark-to-market basis currently through earnings. The $/IDR forward purchase contracts and Australian dollar net zero-cost option collar contracts have been designated as cash flow hedges of future IDR and Australian dollar expenditures, respectively, and as such, changes in the market value have been recorded in Accumulated other comprehensive income.

For 2005, 2004 and 2003, net gains of $2, $2 and $28, respectively, were included in Net income for the ineffective portion of derivative instruments designated as cash flow hedges and a net loss of $5 for 2003, for the change in fair value of gold commodity contracts that do not qualify as hedges (included in Gain (loss) on derivative instruments, net). The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $41. The maximum period over which hedged forecasted transactions are expected to occur is 6 years.

Certain hedge positions were eliminated in connection with the Voluntary Administration of Newmont Yandal Operations Pty Ltd. (see Note 30 to the Consolidated Financial Statements for discussion of legal matters). This gave rise to a gain of $107, net of transaction costs for 2003 (see Note 18 to the Consolidation Financial Statements).

	Expected Maturity Date			Fair Value
	2006	2007	Total/ Average	At December 31, 2005		At December 31, 2004
Gold Put Option Contracts:
Ounces (thousands)	100	20	120	$(3)		$(9)
Average price	$338	$397	$348
Silver Forward Contracts:
Ounces (thousands)	50	—	50	$––		$(1)
Average price	$6.50	—	$6.50
Copper Collar Contracts(3):
Pounds (millions)	406	84	490	$(261	)(1)	$(61	)(2)
Average cap price	$1.35	$1.40	$1.36
Average floor price	$1.10	$1.10	$1.10
$/IDR Forward Purchase Contracts:
$ (millions)	71	—	71	$––		$––
Average rate (IDR/$)	10,405	—	10,405
Australian Dollar Collar Contracts:
$ (millions)	$135	—	$135	$––		$13
Average cap price ($ per A$1)	$0.80	—	$0.80
Average floor price ($ per A$1)	$0.55	—	$0.55

(1)	The fair value does not include amounts payable ($36) on derivative contracts that have been closed out in December 2005 with the net settlement due and paid in January 2006.
(2)	The fair value does not include amounts payable ($7) on derivative contracts that have been closed out in December 2004 with the net settlement due and paid in January 2005.
(3)	56.25% guaranteed by Newmont.

Provisional Copper and Gold Sales

The Company’s sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. At December 31, 2005 and 2004, respectively, the Company had embedded copper derivatives on 223 million pounds and 226 million pounds, recorded at an average price of $2.01 and $1.44 per pound, respectively.

For 2005 and 2004, Batu Hijau recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments at December 31, 2005 and 2004, as follows:

	At December 31,
	2005	2004
Gross revenue subject to final price adjustments
Copper	$447	$325
Gold	$19	$29

The average final price adjustments realized were as follows:

	Years Ended December 31,
	2005	2004
Average final price adjustments
Copper	12.1%	13.8%
Gold	1.4%	0.9%

Price-Capped Sales Contracts

The Company has a series of price-capped gold sales contracts under which it will realize the lower of the spot price on the delivery date or the capped price ranging from $384 per ounce in 2008, $381 per ounce in 2009 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs. Newmont delivered 500,000 ounces in 2005 at the capped price of $350 per ounce and recognized deferred revenue of $14 per ounce. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at December 31, 2005:

	Expected Maturity Date
Price-capped forward sales contracts:	2008	2009	2010	2011	Total/ Average
Ounces (thousands)	1,000	600	—	250	1,850
Average price	$384	$381	—	$392	$384

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge a portion of the interest rate risk exposure on a portion of its $275 8  5/8% debentures and its $200 8  3/8% debentures. The Company receives fixed-rate interest payments at 8.625% or 8.375% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 4.25%. These transactions resulted in a reduction in interest expense of $3, $6 and $7 for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining swap contracts are designated as a hedge against $100 principal of the 8  5/8% debentures. The fair value of the interest rate swaps was $2 and $9 at December 31, 2005 and 2004, respectively.

Fixed and Variable Rate Debt

Newmont has both fixed and variable rate debt. Without considering the specialized $97 Prepaid Forward Sales Obligation, 78% and 66% of debt was fixed and 22% and 34% was variable at December 31, 2005 and 2004, respectively. The Company has managed some of its fixed rate debt exposure by entering into interest rate swaps (see Interest Rate Swap Contracts above). The Company’s fixed rate debt exposure at December 31, 2005 and 2004 is summarized as follows:

	2005		2004
Carrying value of fixed rate debt(1)		$935		$414
Fair value of fixed rate debt(1)		$960		$463
Pro forma fair value sensitivity of fixed rate debt of a +/–10 basis point interest rate change(2)	$	+/–9.1	$	+/–1.4

(1)	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant, Prepaid Forward Sales Obligation, PTNNT project financing facility, PTNNT partner loan and certain capital leases. The estimated fair value quoted above may or may not reflect the actual trading value of these instruments.
(2)	The pro forma information assumes a +/–10 basis point change in market interest rates at December 31 of each year, and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption. Actual changes in the timing and amount of interest rate variations may differ from the above assumptions.

Pension and Other Benefit Plans

Pension and other benefit plan costs can be impacted by actual results that differ from assumptions selected. These differences are reflected in financial results over future periods. Actual returns on pension assets were $18, $19 and $29 in 2005, 2004 and 2003, respectively, compared to expected returns of $21, $14 and $12 for the same periods. If the difference between expected returns and actual results related to plan assets, combined with the gains or losses resulting from the projected benefit obligation, fall outside certain limits, the difference will be amortized into future earnings on a straight-line basis over the average remaining working life of the participants (currently 13.7 years). The following table provides details of the pension plans asset mix at December 31, 2005:

Asset Class	Actual Mix	Target Mix	Expected Rate of Return	Standard Deviation or Volatility
U.S. equity investments	44%	45%	9.5%	18.5%
International equity investments	22%	20%	9.6%	18.4%
Fixed income investments	34%	35%	10.8%	22.1%

			8.5%	12.5%

The pension plan employs several independent investment firms which invest the assets of the plan in certain approved funds that correspond to specific asset classes with associated target allocations. Depending upon actual sector performance, the assets in the plan are periodically rebalanced to match the established target levels for the asset classes. This rebalancing may be accomplished through actual transfer of funds between asset classes and managers, or through targeted cash contributions and/or distributions. The goal of the pension fund investment program is to achieve expected rates of return consistent with the investment risk associated with the approved investment portfolio. The investment performance of the plan and that of the individual investment firms is measured against recognized market indices. This performance is monitored by an investment committee comprised of members of the Company’s management, which in turn, is advised by an independent investment consultant. The performance of the plan is reviewed annually with the Audit Committee of the Company’s board of directors.

Contributions to the pension plans were $12, $38 and $22 in 2005, 2004 and 2003, respectively. The Company is currently planning to contribute at a minimum, $30, to its retirement benefit programs in 2006. However, during the course of the year, consideration may be given to making additional contributions toward the Company’s retirement benefit programs depending on various factors, including changes to regulations governing the funding of pensions, the Company’s business and operating environment and forecasted cash flows.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon its assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based upon those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as at December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Newmont Mining Corporation:

We have completed integrated audits of Newmont Mining Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its methods of (i) accounting for an investment following the adoption of FIN 46-R effective January 1, 2004; and (ii) accounting for asset retirement obligations effective January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting based on our audit. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Denver, Colorado

February 24, 2006

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,
	2005	2004	2003
	(in millions, except per share)
Revenues
Sales—gold, net	$3,734	$3,625	$3,059
Sales—copper, net	672	786	—

	4,406	4,411	3,059
Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	2,017	1,910	1,634
Copper	303	305	—
Depreciation, depletion and amortization	644	662	530
Exploration	147	107	76
Advanced projects, research and development	73	80	35
General and administrative	134	116	130
Write-down of goodwill (Note 8)	41	52	—
Write-down of long-lived assets (Note 16)	43	39	35
Other expense (Note 17)	111	33	50

	3,513	3,304	2,490
Other income (expense)
Other income, net (Note 18)	269	102	451
Interest expense, net of capitalized interest of $39, $13 and $9, respectively	(98)	(98)	(89)

	171	4	362
Income from continuing operations before income tax, minority interest and equity income (loss) of affiliates	1,064	1,111	931
Income tax expense (Note 19)	(314)	(325)	(212)
Minority interest in income of subsidiaries	(380)	(335)	(173)
Equity income (loss) of affiliates (Note 20)	4	2	(35)

Income from continuing operations	374	453	511
(Loss) income from discontinued operations (Note 25)	(52)	37	—
Cumulative effect of a change in accounting principle, net of tax of $25 in 2004 and $11 in 2003 (Note 3)	—	(47)	(35)

Net income	$322	$443	$476

Income from continuing operations per common share, basic	$0.84	$1.02	$1.24
(Loss) income from discontinued operations per common share, basic	(0.12)	$0.09	—
Cumulative effect of a change in accounting principle per common share, basic	—	(0.11)	(0.08)

Net income per common share, basic	$0.72	$1.00	$1.16

Income from continuing operations per common share, diluted	$0.83	$1.01	$1.23
(Loss) income from discontinued operations per common share, diluted	(0.11)	0.09	—
Cumulative effect of a change in accounting principle per common share, diluted	—	(0.11)	(0.08)

Net income per common share, diluted	$0.72	$0.99	$1.15

Basic weighted-average common shares outstanding	446	443	411

Diluted weighted-average common shares outstanding	449	447	414

Cash dividends declared per common share	$0.40	$0.30	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2005	2004
	(in millions)
ASSETS
Cash and cash equivalents	$1,082	$781
Marketable securities and other short-term investments (Note 4)	817	943
Trade receivables	94	77
Accounts receivable	136	130
Inventories (Note 5)	320	244
Stockpiles and ore on leach pads (Note 6)	255	230
Deferred stripping costs (Note 23)	78	44
Deferred income tax assets (Note 19)	159	173
Other current assets	95	71

Current assets	3,036	2,693
Property, plant and mine development, net (Note 7)	5,645	5,136
Investments (Note 4)	955	386
Long-term stockpiles and ore on leach pads (Note 6)	603	525
Deferred stripping costs (Note 23)	100	80
Deferred income tax assets (Note 19)	517	494
Other long-term assets	183	184
Goodwill (Note 8)	2,879	2,994
Assets of operations held for sale (Note 25)	74	284

Total assets	$13,992	$12,776

LIABILITIES
Current portion of long-term debt (Note 9)	$196	$286
Accounts payable	232	222
Employee-related benefits (Note 10)	176	129
Derivative instruments	270	71
Other current liabilities (Note 12)	476	375

Current liabilities	1,350	1,083
Long-term debt (Note 9)	1,733	1,316
Reclamation and remediation liabilities (Note 13)	445	418
Deferred income tax liabilities (Note 19)	449	460
Employee-related benefits (Note 10)	273	244
Other long-term liabilities (Note 12)	414	487
Liabilities of operations held for sale (Note 25)	21	55

Total liabilities	4,685	4,063

Commitments and contingencies (Note 30)
Minority interest in subsidiaries	931	775

STOCKHOLDERS’ EQUITY
Common stock—$1.60 par value;
Authorized—750 million shares Issued and outstanding—
Common: 417 million and 410 million shares issued, less 234,000 and 201,000 treasury shares, respectively	666	656
Exchangeable: 56 million shares issued, less 25 million and 20 million redeemed shares, respectively
Additional paid-in capital	6,578	6,524
Accumulated other comprehensive income (Note 15)	378	147
Retained earnings	754	611

Total stockholders’ equity	8,376	7,938

Total liabilities and stockholders’ equity	$13,992	$12,776

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)
	Shares	Amount
	(in millions)
Balance at December 31, 2002	402	$565	$5,038	$(64)	$(120)
Shares issued under retirement savings plans	—	—	8	—	—
Shares issued under stock compensation plans	4	7	116	—	—
Shares issued for the exercise of Class B warrants	6	9	165	—	—
Common shares issued for acquisitions	5	8	127	—	—
Shares issued in exchange for exchangeable shares	—	9	(9)	—	—
Equity offering	25	40	987	—	—
Net income	—	—	—	—	476
Common stock dividends	—	—	(16)	—	(55)
Dilution of AMC ownership	—	—	7	—	—
Unrealized loss on marketable equity securities	—	—	—	(5)	—
Foreign currency translation adjustments	—	—	—	23	—
Minimum pension liability adjustments	—	—	—	—	—
Change in fair value of cash flow hedge instruments	—	—	—	69	—

Balance at December 31, 2003	442	$638	$6,423	$23	$301
Shares issued under retirement savings plans	—	—	8	—	—
Shares issued under stock compensation plans	4	6	105	—	—
Net income	—	—	—	—	443
Common stock dividends	—	—	—	—	(133)
Shares issued in exchange for exchangeable shares	—	12	(12)	—	—
Unrealized gain on marketable equity securities	—	—	—	123	—
Foreign currency translation adjustments	—	—	—	31	—
Minimum pension liability adjustments	—	—	—	(11)	—
Changes in fair value of cash flow hedge instruments	—	—	—	(19)	—

Balance at December 31, 2004	446	$656	$6,524	$147	$611
Shares issued under retirement savings plans	—	—	9	—	—
Shares issued under stock compensation plans	2	3	52	—	—
Net income	—	—	—	—	322
Common stock dividends	—	—	—	—	(179)
Shares issued in exchange for exchangeable shares	—	7	(7)	—	—
Unrealized gain on marketable equity securities	—	—	—	282	—
Foreign currency translation adjustments	—	—	—	26	—
Minimum pension liability adjustments	—	—	—	(18)	—
Changes in fair value of cash flow hedge instruments	—	—	—	(59)	—

Balance at December 31, 2005	448	$666	$6,578	$378	$754

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in millions)
Operating activities:
Net income	$322	$443	$476
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	644	662	530
Minority interest expense	380	335	173
Loss (income) from discontinued operations	52	(37)	—
Revenue from prepaid forward sales obligation	(48)	—	—
Accretion of accumulated reclamation obligations	27	25	23
Amortization of deferred stripping costs, net	(56)	4	(36)
Deferred income taxes	(12)	74	(31)
Write-down of inventories, stockpiles and ore on leach pads	13	25	18
Write-down of long-lived assets	43	39	35
Write-down of goodwill	41	52	—
Cumulative effect of change in accounting principle, net	—	47	35
(Gain) loss on investments, net	(54)	39	(83)
Gain on extinguishment of NYOL liabilities, net	—	—	(221)
(Gain) loss on guarantee of QMC debt	(9)	(11)	30
Gain on asset sales, net	(48)	(28)	(15)
Hedge loss, net	99	10	—
Other operating adjustments	56	(23)	(53)
Decrease (Increase) in operating assets:
Trade and accounts receivable	(65)	(6)	5
Inventories, stockpiles and ore on leach pads	(189)	(15)	(73)
Other assets	(32)	(1)	(5)
Increase (Decrease) in operating liabilities:
Accounts payable and other accrued liabilities	137	(37)	(23)
Early settlement of derivative instruments classified as cash flow hedges	—	—	(119)
Reclamation liabilities	(48)	(48)	(21)

Net cash provided from continuing operations	1,253	1,549	645
Net cash (used in) provided from discontinued operations	(10)	8	39

Net cash from operations	1,243	1,557	684

Investing activities:
Additions to property, plant and mine development	(1,226)	(683)	(484)
Additions to property, plant and mine development of discontinued operations	(25)	(35)	(21)
Investments in marketable debt and equity securities	(3,301)	(1,720)	(189)
Proceeds from sale of marketable debt and equity securities	3,358	899	412
Proceeds from sale of discontinued operations	147	—	—
Cash recorded upon consolidation of Batu Hijau	—	82	—
Proceeds from sale of assets	79	51	6
Early settlement of ineffective derivative instruments	—	8	(58)
Investments in affiliates	—	—	(70)
Other investing	(9)	(34)	24

Net cash used in investing activities	(977)	(1,432)	(380)

Financing activities:
Proceeds from debt, net	583	56	493
Repayments of debt	(218)	(254)	(1,162)
Dividends paid to common stockholders	(179)	(133)	(71)
Dividends paid to minority interests	(186)	(237)	(146)
Proceeds from stock issuance	43	78	1,287
Change in restricted cash and other	(5)	15	—

Net cash provided from (used in) financing activities	38	(475)	401

Effect of exchange rate changes on cash	(3)	2	24

Net change in cash and cash equivalents	301	(348)	729
Cash and cash equivalents at beginning of year	781	1,129	400

Cash and cash equivalents at end of year	$1,082	$781	$1,129

See Note 26 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1    THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont” or the “Company”) predominantly operates in a single industry, namely, exploration for and production of gold.

The Company’s sales result from operations in the United States, Australia, Peru, Indonesia, Canada, Uzbekistan, Turkey, Bolivia, New Zealand and Mexico. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, and to a lesser extent, copper. The price of gold and copper can fluctuate widely and are affected by numerous factors beyond the Company’s control.

References to “A$” refers to Australian currency, “CDN$” to Canadian currency, “CHF” to Swiss currency, “NZD$” to New Zealand currency, “IDR” to Indonesian currency, and “$” to United States currency.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in United States Treasury bills and high-quality commercial paper. Restricted cash is excluded from cash and cash equivalents and is included in other current and long-term assets.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company periodically reviews and accounts for its equity security investments in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Additional information concerning the Company’s equity method and security investments is included in Note 4.

The Company accounts for its investments in auction rate securities in accordance with SFAS No. 115. Specifically, when the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as an available-for-sale marketable debt security.

Stockpiles, Ore on Leach Pads and Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. Stockpiles, ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads and inventories, resulting from net realizable value impairments, are reported as a component of Costs applicable to sales. The current portion of stockpiles, ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads and inventories not expected to be processed within the next 12 months are classified as long-term. The major classifications are as follows:

Stockpiles

Stockpiles represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

Ore on Leach Pads

The recovery of gold from certain gold oxide ores is achieved through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a plant where the gold is recovered. For accounting purposes, costs are added to ore on leach pads based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

data) and a recovery percentage (based on ore type). In general, leach pads recover approximately 50% to 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. At December 31, 2005 and 2004, the weighted-average cost per recoverable ounce of gold on leach pads was $133 and $142 per ounce (unaudited), respectively. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.

The ultimate recovery of gold from a leach pad will not be known until the leaching process is complete. Based on current mine plans, the Company expects to place the last ton of ore on its current leach pads at dates ranging from 2006 to 2017 (unaudited). Including the estimated time required for residual rinsing and reclamation activities, the Company expects that its leaching operations will terminate approximately six years (unaudited) following the date that the last ore is placed on the leach pad.

The current portion of ore on leach pads is determined based on estimates of the quantities of gold at the balance sheet date that is expected to be recovered during the next 12 months.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, leach in-circuit, flotation and column cells, and carbon in-pulp inventories. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

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

Concentrate Inventory

Concentrate inventories represent copper concentrate available for shipment. The Company values concentrate inventory at the average cost, including an allocable portion of mill support costs and mill depreciation. Costs are added and removed to the concentrate inventory based on tons of concentrate and are valued at the lower of average cost or net realizable value.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

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

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces or pounds in proven and probable reserves. At the Company’s surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable ounces or pounds in proven and probable reserves. To the extent that these costs benefit the entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block or area.

Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Mineral Interests

Mineral interests include acquired mineral and royalty interests in production, development and exploration stage properties. The amount capitalized related to a mineral or royalty interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination.

Mineral interests relate to production, development or exploration stage properties. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material consisting of (i) other mineralized material such as inferred material within pits; measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves; and inferred material in close proximity to proven and probable reserves; (ii) around-mine exploration potential such as inferred material not immediately adjacent to existing reserves and mineralization but located within the immediate mine area; (iii) other mine-related exploration potential that is not part of measured, indicated or inferred material and is comprised mainly of material outside of the immediate mine area; or (iv) greenfields exploration potential that is not associated with any other production, development or

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

exploration stage property, as described above. The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. In certain limited situations, the nature of a mineral right changes from an exploration right to a mining right upon the establishment of proven and probable reserves. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

Royalty interests are generally in the form of a net smelter return (“NSR”) royalty, which provides for the payment either in cash or physical metal (“in-kind”) of a specified percentage of production less certain specified transportation and refining costs. Net profit interests (“NPI”) are those pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case. The majority of NSR royalty revenue and NPI revenue can be received in-kind (generally in the form of gold bullion) at the option of Newmont. As detailed further in Note 7, the Company owns royalty interests in production, development and exploration stage properties.

Asset Impairment

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold and other minerals that will be obtained from proven and probable reserves and all related exploration stage mineral interests (except for other mine-related exploration potential and greenfields exploration potential discussed separately below) after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such related exploration stage mineral interests will be risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. With the exception of other mine-related exploration potential and greenfields exploration potential, all assets at an operating segment are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and greenfields exploration potential, cash flows and fair values are individually evaluated based primarily on recent exploration results and recent transactions involving sales of similar properties, if any. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Goodwill

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Revenue Recognition

Revenue is recognized, net of treatment charges, from a sale when the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Revenues from by-product sales are credited to Costs applicable to sales as a by-product credit. Royalty revenue received in-kind (generally in the form of gold bullion) is recognized based on the fair value on the date that title is transferred to the Company.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account the mark-to-market based on the forward prices for the estimated month of settlement. For changes in metal quantities upon receipt of new information and assay, the provisional sales quantities are adjusted as well. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement-date, it is reasonably possible that the Company could be required to return a portion of the sales proceeds received based on the provisional invoice.

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

Deferred stripping costs are charged to Costs applicable to sales as gold and copper is produced and sold using the UOP method based on estimated recoverable ounces of proven and probable gold and copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold and copper is produced (see Note 23). The application of the deferred stripping accounting method generally results

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

in an asset on the Consolidated Balance Sheets (Deferred stripping costs), although a liability arises on the Consolidated Balance Sheets (Advanced stripping costs) if the actual stripping ratio incurred to date is less than the expected waste-to-ore ratio over the life of the mine.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2003, when the Company recorded the estimated present value of reclamation liabilities and increased the carrying amount of the related asset, which resulted in a net expense for the cumulative effect of a change in accounting principle of $35 (see Note 13). Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Income and Mining Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. Mining taxes represent Canadian provincial taxes levied on mining operations and are classified as income taxes, as such taxes are based on a percentage of mining profits. With respect to the earnings that the Company derives from the operations of its consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of these consolidated companies.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. All monetary assets and liabilities where the functional currency is the U.S. dollar are

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

translated at current exchange rates and the resulting adjustments are included in Other income, net. The functional currency of the Canadian operations is the Canadian dollar. All monetary assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates and the resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) (“OCI”) in Stockholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted-average exchange rates for the period.

Sales Contracts, Commodity and Derivative Instruments

Derivative contracts qualifying as normal purchases and sales are accounted for under deferral accounting. Gains and losses arising from a change in the fair value of a contract before the contract’s designated delivery date are not recorded and the contract price is recognized in Sales—gold, net following settlement of the contract by physical delivery of production to the counterparty at contract maturity.

The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from the sale of production or outflows related to by-product credits or production costs (the “effective portion”), changes in fair value are deferred in OCI. Amounts deferred in OCI are reclassified to Sales or to Costs applicable to sales, as applicable, when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Other income in each period.

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the accumulated OCI at the settlement date is deferred and reclassified to Sales—gold, net when the originally designated hedged transaction occurs.

The fair values of derivative contracts qualifying as fair value hedges are reflected as assets or liabilities in the balance sheet. Changes in fair value are recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged asset or liability in income. Changes in the mark-to-market value of the effective portion of interest rate swaps utilized by the Company to swap a portion of its fixed rate interest rate risk to floating rate risk are recognized as a component of Interest expense, net of capitalized interest.

The fair value of all derivative contracts that do not qualify as hedges are reflected as assets or liabilities, with the change in fair value recorded in Other income, net.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Stock Option Expense

The Company applies the intrinsic value method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation expense is currently recognized for stock option grants. Had compensation expense for the options been recognized based on market value at grant dates as prescribed by SFAS No. 123R, the Company’s net income and net income per common share would have been the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$322	$443	$476
Less: Compensation expense determined under the fair value method, net of tax	(19)	(15)	(15)

Pro forma net income	$303	$428	$461

Net income per common share, basic:
As reported	$0.72	$1.00	$1.16
Pro forma net income	$0.68	$0.97	$1.12
Net income per common share, diluted:
As reported	$0.72	$0.99	$1.15
Pro forma net income	$0.68	$0.96	$1.11

The Company recognized $15, $15 and $18 of non-cash compensation expense in 2005, 2004 and 2003, respectively, related to deferred and restricted stock awards granted.

For purposes of determining the pro forma amounts, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2005, 2004 and 2003, respectively: weighted-average risk-free interest rates of 4.2%, 3.4% and 3.7%; dividend yields of 1.0%, 0.8% and 0.5%; expected lives of four years, four years and eight years; and volatility of 38%, 41% and 44%.

Earnings Per Common Share

Basic and diluted earnings per share are presented for Net income and for Income from continuing operations. Basic earnings per share is computed by dividing Net income or Income from continuing operations by the weighted-average number of outstanding common shares for the period, including the exchangeable shares (see Note 14). Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted earnings per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

Comprehensive Income (Loss)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2005 presentation. The most significant reclassifications were to reclassify the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Consolidated Balance Sheets and to (Loss) income from discontinued operations in the Consolidated Statements of Income for all periods presented. The Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

Recent Accounting Pronouncements

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R will supersede APB Opinion 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Newmont will adopt the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that are outstanding as of January 1, 2006, based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123, will be recognized ratably over the remaining vesting period. Additionally, SFAS No. 123R requires that any tax benefits, arising from compensation deductions that are different than recognized compensation expense, to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Compensation expense in the periods following adoption of SFAS No. 123R may differ from our pro forma disclosure under SFAS No. 123, based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. At present stock based compensation expense of $25 to $30 for 2006 is expected.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides guidance on the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first time adoption of SFAS No. 123R in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact of SAB No. 107 on our consolidated financial statements.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. Newmont will adopt the provisions of EITF 04-6 on January 1, 2006. The most significant impact of adoption will be recording the deferred and advanced stripping costs on Newmont’s balance sheet, net of taxes and minority interests, as a cumulative effect adjustment reducing 2006 beginning retained earnings by $75 to $85. Adoption of EITF 04-6 will have no impact on the Company’s cash position.

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting Changes and Error Corrections

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Other-Than-Temporary Impairment

In June 2005, the FASB issued FASB Staff Position Paper (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 3    ACCOUNTING CHANGES

Consolidation of Batu Hijau

In December 2003, the FASB issued FIN 46R, which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Application of this revised interpretation was required in financial

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

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

Upon consolidation of Batu Hijau, effective January 1, 2004, certain adjustments were recorded to the opening balance sheet of PTNNT to conform to Newmont’s accounting policies. These adjustments were recorded to change from units-of-production depreciation of processing plant and mining facilities to straight-line depreciation of such facilities and to change from allocating costs to stockpile inventories based on mining costs per ton to allocating costs based on recoverable pounds of copper equivalent contained in the various categories of stockpiles. The impact of these adjustments were charges of $15 and $32, respectively, net of income tax expense and minority interest which have been recorded in Cumulative effect of a change in accounting principle, net of tax in the 2004 Statement of Consolidated Income. The consolidation had a significant impact on the Consolidated Financial Statements.

Mineral Interests

On April 30, 2004, a FASB Staff Position (“FSP”) was issued amending Statement of Financial Accounting Standards (“SFAS”) No. 141 and No. 142 to provide that certain mineral rights are considered tangible assets and that mineral rights should be accounted for based on their substance. The FSP was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. As a result, Newmont reclassified all of its mineral, royalty and oil and gas interests, with a carrying value of $1,273, from mineral interests and other intangible assets to Property, plant and mine development, net in its balance sheets and ceased amortization of exploration stage mineral interests effective April 1, 2004.

Reclamation and Remediation (Asset Retirement Obligations)

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2003, when the Company recorded the estimated present value of reclamation liabilities and increased the carrying amount of the related asset, which resulted in a net expense for the cumulative effect of a change in accounting principle of $35. Reclamation costs are allocated to expense over the life of the related assets and are adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4    INVESTMENTS

	At December 31, 2005
	Cost/Equity Basis	Unrealized		Fair/Equity Value
		Gain	Loss
Current:
Marketable Debt Securities:
Auction rate securities	$785	$—	$—	$785

Marketable Equity Securities:
Other	11	12	—	23

Other investments, at cost	9	—	—	9

	$805	$12	$—	$817

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$240	$410	$—	$650
Gabriel Resources, Ltd.	53	29	—	82
Shore Gold, Inc.	89	22	—	111
Miramar Mining Corporation	27	19	—	46
Other	20	8	—	28

	429	488	—	917

Other investments, at cost	10	—	—	10

Investment in Affiliates:
European Gold Refineries (Note 20)	15	—	—	15
AGR Matthey Joint Venture (Note 20)	13	—	—	13

	28	—	—	28

	$467	$488	$—	$955

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2004
	Cost/Equity Basis	Unrealized		Fair/Equity Value
		Gain	Loss
Current:
Marketable Debt Securities:
Auction rate securities	$784	$—	$—	$784

Marketable Equity Securities:
Kinross Gold Corporation	80	21	—	101
Other	25	20	—	45

	105	41	—	146

Other investments, at cost	13	—	—	13

	$902	$41	$—	$943

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$225	$112	$—	$337
Gabriel Resources, Ltd.	17	2	—	19
Other	4	1	—	5

	246	115	—	361

Investment in Affiliates:
European Gold Refineries (Note 20)	13	—	—	13
AGR Matthey Joint Venture (Note 20)	12	—	—	12

	25	—	—	25

	$271	$115	$—	$386

Realized gain (loss) on investments, net for 2005, 2004 and 2003 were as follows:

	Years Ended December 31,
	2005	2004	2003
Gain (loss) on sale of Kinross	$20	$—	$(7)
Impairment of Kinross	—	(39)	—
Gain on sale of Oxiana	25	—	—
Gain on exchange of Echo Bay for Kinross	—	—	84
Gain on sale of other securities	9	—	6

Gain (loss) on investments, net	$54	$(39)	$83

Marketable Securities of Kinross Gold Corporation

On January 31, 2003, Kinross Gold Corporation (“Kinross”), Echo Bay Mines Ltd. (“Echo Bay”) and TVX Gold Inc. (“TVX Gold”) were combined, and TVX Gold acquired Newmont’s 49.9% interest in the TVX Newmont Americas joint venture. Newmont recognized a pre-tax gain of $84 on this transaction. During the third quarter of 2003, Newmont sold approximately 28 million Kinross shares for cash proceeds of $225 and recorded a loss of $7. At June 30, 2004, Newmont recognized a $39 impairment of its investment in Kinross for

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

an other-than-temporary decline in value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During the third quarter of 2005, Newmont sold its remaining 14 million Kinross shares for cash proceeds of $111 and recorded a gain of $20.

Marketable Securities of Oxiana Limited

In the first quarter of 2005, Newmont sold approximately 10 million shares of Oxiana Limited (“Oxiana”) and recognized a pre-tax gain of $6. In the third quarter of 2005, Newmont received approximately 82 million shares of Oxiana (with a fair value of $61), as part of the proceeds for the sale of Golden Grove (see Note 25). These shares were sold in the fourth quarter of 2005 for a pre-tax gain of $19.

NOTE 5    INVENTORIES

	At December 31,
	2005	2004
In-process	$73	$58
Concentrate	3	3
Precious metals	5	6
Materials, supplies and other	239	177

	$320	$244

The Company recorded aggregate write-downs of $nil, $12 and $9 for 2005, 2004 and 2003, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2004 were related to Tanami and Pajingo and in 2003 primarily related to Yanacocha, Minahasa, Zarafshan and Martha. Inventory write-downs are classified as components of Costs applicable to sales.

NOTE 6    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2005	2004
Current:
Stockpiles	$129	$111
Ore on leach pads	126	119

	$255	$230

Long-term:
Stockpiles	$404	$394
Ore on leach pads	199	131

	$603	$525

The Company recorded aggregate write-downs of $10, $10 and $8 for 2005, 2004 and 2003, respectively, to reduce the carrying value of stockpiles to net realizable value. Stockpile write-downs in 2005 were largely related to Nevada, Jundee and Tanami. Stockpile write-downs in 2004 were largely related to Tanami and Ovacik. Stockpile write-downs in 2003 primarily related to Tanami, Jundee and Martha. The Company also recorded aggregate write-downs of $3 and $2 for 2004 and 2003, respectively, to reduce the carrying value of ore

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

on leach pads to net realizable value. Ore on leach pads write-downs in 2004 were primarily for Kori Kollo and in 2003 related to Nevada. Stockpile and ore on leach pads write-downs are classified as components of Costs applicable to sales.

NOTE 7    PROPERTY, PLANT AND MINE DEVELOPMENT

		At December 31, 2005			At December 31, 2004
	Depreciable Life	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(in years)
Land	—	$82	$—	$82	$80	$—	$80
Buildings and equipment	1–25	6,606	(3,791)	2,815	6,325	(3,381)	2,944
Mine development	1–20	1,740	(916)	824	1,456	(852)	604
Mineral interests	1–25	1,474	(560)	914	1,581	(496)	1,085
Asset retirement cost	1–25	213	(121)	92	190	(111)	79
Construction-in-progress	—	918	—	918	344	—	344

		$11,033	$(5,388)	$5,645	$9,976	$(4,840)	$5,136

Leased assets included above in property, plant and mine development	2–10	$387	$(231)	$156	$357	$(189)	$168

		At December 31, 2005			At December 31, 2004
Mineral Interests	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in years)
Working interests:
Production stage	1–25	$744	$(455)	$289	$740	$(410)	$330
Development stage	—	252	—	252	235	—	235
Exploration stage	—	144	(11)	133	275	(14)	261

		1,140	(466)	674	1,250	(424)	826

Royalties:
Production stage	1–25	227	(64)	163	227	(50)	177
Development stage	—	9	—	9	9	—	9
Exploration stage	—	5	(1)	4	5	(1)	4

		241	(65)	176	241	(51)	190

Oil and gas:
Producing property	10	76	(29)	47	74	(21)	53
Exploration stage	—	17	—	17	16	—	16

		93	(29)	64	90	(21)	69

		$1,474	$(560)	$914	$1,581	$(496)	$1,085

In 2004, the FASB issued a Staff Position amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

on their substance. As a result, Newmont reclassified all of its mineral, royalty and oil and gas interests from Mineral interests and other intangible assets to Property, plant and mine development, net in its balance sheets and ceased amortization on exploration stage mineral interests prior to the commencement of production effective April 1, 2004.

NOTE 8    GOODWILL

The carrying amount of goodwill by reporting unit as of December 31, 2005 and 2004 and changes in the carrying amount of goodwill are summarized in the following table:

	Nevada	Australia/ New Zealand	Exploration	Merchant Banking	Consolidated
Balance at January 1, 2004	$41	$247	$1,129	$1,593	$3,010
Change in estimate of pre-acquisition tax contingencies	—	(4)	—	40	36
Pajingo impairment charge	—	(52)	—	—	(52)

Balance at December 31, 2004	41	191	1,129	1,633	2,994
Change in estimate of pre-acquisition tax contingencies	—	—	(3)	(71)	(74)
Nevada impairment charge	(41)	—	—	—	(41)

Balance at December 31, 2005	$—	$191	$1,126	$1,562	$2,879

During 2005, annual testing for impairment pursuant to SFAS No. 142 (comparison of implied goodwill value to carrying value) resulted in an impairment charge against goodwill for the Nevada Segment of $41. The impairment resulted from a reevaluation of future production and operating costs that indicated higher future operating and capital costs. The Company also adjusted the tax basis of certain assets originally recorded as part of the purchase price allocation for the acquisition of Normandy. The adjustment to goodwill in the Merchant Banking Segment reflects the resolution of certain tax contingencies established as part of the purchase price allocation relating to the acquisition of Franco-Nevada.

During 2004, annual testing for impairment pursuant to SFAS No. 142 (comparison of implied goodwill value to carrying value) resulted in an impairment charge against goodwill for the Pajingo operation (Australia/New Zealand Segment) of $52. The impairment resulted from a reevaluation of future production and operating costs that indicated lower grade material and higher future operating costs. The Company also adjusted valuation allowances, originally recorded as part of the purchase price allocation for the acquisitions of Normandy and Franco-Nevada, for deferred tax assets related to capital loss carry-forwards in the Australia/New Zealand Segment for the Tanami operation and in the Merchant Banking Segment.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 9    DEBT

	At December 31,
	2005		2004
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$19	$256	$13	$274
5 7/8% notes, net of discount	—	597	—	—
8 3/8% debentures, net of discount	—	—	50	—
8 5/8% debentures, net of discount	—	218	—	219
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	120	—	120
Newmont Australia 7 1/2% guaranteed notes, net of premium	—	—	20	—
Prepaid forward sales obligation	48	48	48	97
PTNNT project financing facility	87	479	87	566
PTNNT sponsor loans	39	—	53	—
Project financings, capital leases and other	3	15	15	40

	$196	$1,733	$286	$1,316

Scheduled minimum debt repayments are $196 in 2006, $162 in 2007, $232 in 2008, $114 in 2009, $113 in 2010, and $1,112 thereafter.

Sale-Leaseback of Refractory Ore Treatment Plant

In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada. The lease term is 21 years and aggregate future minimum lease payments, which include interest, were $371 and $401 at December 31, 2005 and 2004, respectively. Future minimum lease payments are $36 in the years 2006 through 2008, $37 in 2009, $36 in 2010 and $190 thereafter. The lease includes purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. In connection with this transaction, the Company entered into certain interest rate hedging contracts that were settled for a gain of $11, which is recognized as a reduction of interest expense over the term of the lease. Including this gain, the effective interest rate on the borrowing is 6.15%. The related asset is specialized, therefore it is not practicable to estimate the fair value of this debt.

5 7/8% Notes

During March 2005, Newmont issued uncollateralized notes with a principal amount of $600 due April 2035 bearing an interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $588 at December 31, 2005. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this debt.

8 3/8% Debentures

Uncollateralized debentures bearing an annual interest rate of 8.375% Senior Debentures due 2005 in an aggregate principal amount of $50 were outstanding at December 31, 2004. These debentures matured during 2005.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

8 5/8% Debentures

In May 2001, Newmont issued uncollateralized debentures with a principal amount of $275 due May 2011 bearing an annual interest rate of 8.625%. During the first quarter of 2003, the Company repurchased $52 of these debentures resulting in Other expense of $12. The calculation of the Other expense included the proportional write-off of capitalized debt issue costs, discounts and the mark-to-market of the underlying debt resulting from fair value hedge accounting (see Interest Rate Swaps below). Interest on the remaining outstanding balance is payable semi-annually in May and November and the debentures are redeemable prior to maturity under certain conditions. The costs related to the issuance of the debentures were capitalized and the remaining balance is amortized to interest expense over the term of the debentures. The interest rate swap discussed below is considered a fair value hedge applicable to this debt and is therefore marked-to-market. Using prevailing interest rates on similar instruments, the estimated fair value of these debentures was $251 and $272 at December 31, 2005, and 2004, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this debt.

Newmont Australia 7 5/8% Notes

In July 1998, Normandy Finance Limited (“NFL”) a subsidiary of Normandy Australia Limited, now Newmont Australia Limited (“NAL”) issued $150 of ten year 7 5/8% notes guaranteed by NAL. In conjunction with the Normandy acquisition, NFL and NAL were acquired by Newmont in February 2002. Interest on the notes is paid semi-annually in arrears in January and July. The notes were recorded at their fair values at February 15, 2002 as part of the purchase accounting for the acquisition of Normandy. During the first quarter of 2003, the Company repurchased $31 of these notes resulting in Other expense of $4. The estimated fair value of these notes approximates the carrying value at December 31, 2005 and 2004. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this debt.

Prepaid Forward Sales Contract

Under the prepaid forward gold sales contract (the “Prepaid Forward”) and forward gold purchase contract (the “Forward Purchase”) the Company is obligated to sell 322,222 ounces of gold, to be delivered in June of 2006 and 2007 in annual installments of 161,111 ounces and to deliver 17,951 ounces of gold in June and December 2006 as well as June 2007. The Forward Purchase provides for purchases of 17,951 ounces of gold on each delivery date under the Prepaid Forward at an average of $344 per ounce in 2006 and $354 per ounce in 2007.

The Company may also be entitled to receive additional proceeds in connection with the annual deliveries of 161,111 ounces, to be determined at each delivery date based on the excess, if any, of the then market price for gold (up to a maximum of $380 per ounce) over $300 per ounce. During June 2005, 161,111 ounces were delivered in connection with the first annual delivery, resulting in a non-cash reduction in debt of $48. Remaining scheduled repayments are $48 in 2006 and 2007. Using relevant future market conditions and financial models, the estimated negative fair value of these contracts was approximately $159 and $205 at December 31, 2005 and 2004, respectively.

Interest Rate Swaps

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% debentures and its $200 8 3/8% debentures. The Company receives fixed-rate interest payments at 8.625% or 8.375% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 4.25%. See Note 21. The remaining swap contracts are designated as a hedge against $100 principal of the 8 5/8% debentures.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

PTNNT Sponsor Loans

PTNNT has shareholder subordinated loan agreements (“Sponsor Loans”) with Newmont Indonesia Limited (“NIL”), a wholly-owned subsidiary of Newmont, and Nusa Tenggara Mining Corporation (“NTMC”), an affiliate of Sumitomo Corporation, with substantially the same terms for each shareholder. Total principal outstanding under these Sponsor Loans was approximately $89 and $121 as of December 31, 2005 and 2004, respectively. Of these amounts, 43.75% or approximately $39 and $53 at December 31, 2005 and 2004, respectively, was due to NTMC, an unrelated third-party, and is non-recourse to Newmont, with the remainder payable to a subsidiary consolidated by Newmont. Payments of $14 and $56 were made to NTMC during 2005 and 2004, respectively. Borrowings under the Sponsor Loans are guaranteed by Nusa Tenggara Partnership (“NTP”) and are payable on demand, subject to the Senior Debt subordination terms. Through December 31, 2003, the interest rate was based on the annual Singapore InterBank Offering Rate (“SIBOR”) and the interest rate on any unpaid interest was based on the annual SIBOR rate plus 1%. Effective January 1, 2004, the Sponsor Loans were amended such that the annual interest rates are based on SIBOR rate plus 3% for principal and SIBOR rate plus 4% for any unpaid accrued interest. The weighted average interest rate and the rate at December 31, 2005 and 2004 were 6.3% and 7.6%, respectively. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

Newmont and NTMC provide a contingent support line of credit to PTNNT. No funding was required in 2005. Available additional support from NTP’s partners was $65, of which Newmont’s pro-rata share was $37, at December 31, 2005.

Project Financings

PTNNT Project Financing Facility

On May 9, 2002, P.T. Newmont Nusa Tenggara (“PTNNT”) completed a restructuring of its project financing facility, with a syndicate of banks. The scheduled repayments of this debt are semi-annual installments of $43 through November 2010 and $22 from May 2011 through November 2013. Amounts outstanding under the project financing were $566 and $653 at December 31, 2005 and 2004.

The project financing facility is non-recourse to Newmont and substantially all of Batu Hijau’s assets are pledged as collateral. The carrying value of the property, plant and mine development was $1,449 and $1,519 at December 31, 2005 and 2004, respectively. Under the terms of the project financing facility, PTNNT maintains an escrow account for the next interest and principal installment due. Such amount totaled $62 and $58 at December 31, 2005 and 2004, respectively, and was included in Other long-term assets. The facility contains certain covenants that limit indebtedness and restricted payments to partners, among others. In addition, PTNNT must maintain certain financial ratios. At December 31, 2005, PTNNT was in compliance with these covenants.

The interest rate is based on blended fixed and floating rates and at market rates on December 31, 2005, the weighted average interest rate approximated the London InterBank Offering Rate (“LIBOR”) plus 2.1%. The weighted average interest rates were 5.7%, 5.1% and 4.7% during 2005, 2004 and 2003, respectively, and the interest rates were 6.5% and 5.2% at December 31, 2005 and 2004, respectively. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

Yanacocha

$100 Credit Facility.    In December 1999, Yanacocha entered into a $100 credit facility (a $20 A Tranche and an $80 B Tranche) with the International Finance Corporation (“IFC”). At December 31, 2004, $30 was outstanding in total with $10 outstanding under the A Tranche and $20 outstanding under the B Tranche. The A

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Tranche had a five-year revolving availability period and converted into a five-year term loan in December 2004. The B Tranche had a three-year revolving availability period that converted to a four-year term loan in December 2002. Initial drawdowns under the loan were used for development of the La Quinua project; however, the loan accommodated repayments during the revolving availability period and subsequent borrowings were used for other purposes. Interest applicable to the A Tranche was based on LIBOR plus 2.375%. Interest applicable to the B Tranche was based on LIBOR plus 2.5%. Certain Yanacocha assets collaterized the loans. In December 2005, Yanacocha prepaid both Tranches of the loan.

$50 Credit Facility.    In June 2004, Yanacocha amended its $40 line of credit with Banco de Credito del Peru to extend the term of the facility to June 2007, reduce the applicable interest rate and increase the facility to $50. The interest rate is LIBOR plus 0.65% through June 2005 and LIBOR plus 2% thereafter. The interest rate under the previous agreement was LIBOR plus 0.75% through June 2004. There was no outstanding balance at December 31, 2005 and 2004. During 2004, Yanacocha borrowed $36 and repaid $36 of the total line of credit. During 2005, no amounts were borrowed under this revolving line of credit.

$20 Credit Facility.    In June 2005, the $20 credit facility with BBVA Banco Continental expired and was not renewed. There was no outstanding balance at December 31, 2005 and 2004. No amounts were borrowed under this revolving line of credit during either year.

Proposed Financing.    On December 19, 2005, Yanacocha filed with the Peruvian securities regulatory authority (CONASEV), for its review and approval, a prospectus to register a $200 bond program in the Peruvian public market. When approved, the registration would make the bond program available for Yanacocha to make up to $200 in issuances over a two-year period. Yanacocha also intends to obtain funds from other sources, including commercial banks. Any funds generated from the bond program or other debt facilities may be used by Yanacocha for capital expenditures and its general corporate purposes.

Zarafshan—Newmont

In December 2000, Zarafshan-Newmont entered into a $30 loan with the European Bank for Reconstruction and Development (“EBRD”), of which $15 was Newmont’s share, primarily for capital expansion. Newmont’s portion of the outstanding amount on this loan was $11 and $11 at December 31, 2005 and 2004, respectively. The interest rate is based on the three-month LIBOR plus 3.25%. The interest rate was 7.4% and 5.3% at December 31, 2005 and 2004 and the weighted-average interest rate was 6.2% and 4.6% for 2005 and 2004, respectively. Using prevailing interest rates on similar instruments, the estimated fair value of this debt approximated the carrying value at December 31, 2005 and 2004. In July 2004, Zarafshan-Newmont entered into a supplemental agreement with the EBRD that provided for the loan facility to be repaid in 13 semi-annual payments, beginning July 2004 and ending July 2010. In addition, the minimum balance of the escrow account requirement was increased to $4 to ensure the timely payments of principal and interest.

The assets of Zarafshan-Newmont (with carrying values of approximately $222 and $206 at December 31, 2005 and 2004, respectively), collateralize the loan. In addition, the Company has guaranteed 50% of the loan and the Uzbek partners have guaranteed the other 50%. Under the terms of the EBRD facility, certain payments, including payment of any distribution of capital or disbursement of funds not directly related to expenses of the project, are not permitted unless certain conditions and financial ratios are met.

Corporate Revolving Credit Facilities

Effective July 30, 2004, the Company entered into a new uncollateralized $1,250 revolving credit facility with a syndicate of commercial banks. This revolving credit facility replaced the three existing revolving credit

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

facilities which were cancelled upon the effectiveness of the new facility. The facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. In July 2005, the Company amended its revolving credit facility, extending the final maturity one year, to July 28, 2010. In addition, certain adjustments to pricing and structure were also made. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at a rate per annum equal to either LIBOR plus a margin ranging from 0.22% to 1.00% or the greater of the federal funds rate plus 0.5% or the lead bank’s prime. Facility fees accrue at a rate per annum ranging from 0.080% to 0.250% of the aggregate commitments. The Company also pays a utilization fee of 0.10% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. At December 31, 2005, the facility fees were 0.09% of the commitment. There was $275 outstanding under the letter of credit sub-facility as of December 31, 2005.

Debt Covenants

Certain of Newmont’s current debt facilities contain various common public debt covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions. These debt instruments include the 5 7/8% notes, Newmont Australia 7 5/8% notes, 8 5/8% debentures, and sale-leaseback of the refractory ore treatment plant. None of the aforementioned public debt instruments contain financial ratio covenants or credit rating provisions that could create liquidity issues for the Company.

In addition to the covenants noted above, the revolving credit facility contains financial ratio covenants requiring the Company to maintain a net debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt (total debt net of cash) to total capitalization ratio of less than or equal to 62.5%. Furthermore, the corporate revolving credit facility contains covenants limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

Certain of the Company’s project debt facilities contain various common project debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, change of control provisions and limitations of additional permitted debt.

At December 31, 2005, the Company and its related entities were in compliance with all debt covenants and default provisions.

NOTE 10    EMPLOYEE-RELATED BENEFITS

	At December 31,
	2005	2004
Current:
Employee pension benefits	$30	$7
Accrued payroll and withholding taxes	81	82
Workers’ participation	40	29
Accrued severance	3	5
Other employee-related payables	22	6

	$176	$129

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31,
	2005	2004
Long-term:
Employee pension benefits	$96	$72
Other post-retirement benefit plans	94	88
Workers’ participation	19	23
Accrued severance	27	26
Other employee-related payables	37	35

	$273	$244

Pension Plans

The Company’s pension plans include: (1) two qualified non-contributory defined benefit plans (for salaried employees and substantially all domestic hourly union employees); (2) one non-qualified plan (for salaried employees whose benefits under the qualified plan are limited by federal legislation); (3) two qualified plans for salaried and hourly Canadian employees and (4) a non-qualified international plan (for select employees who are not eligible to participate in the U.S.-based plans because of citizenship). The vesting period for plans identified in (1) and (2) is five years of service. These plans’ benefit formulas are based on an employee’s years of credited service and either (i) such employee’s highest consecutive five years average pay (salaried plan) or (ii) a flat dollar amount adjusted by a service-weighted multiplier (hourly plan). The Canadian plan provides for full vesting of benefits upon remittance and the benefit formula is based on a percentage of annual pay. The international retirement plan’s basic and savings accounts have a graded vesting schedule and are fully vested after four years of service. The international retirement plan’s supplemental account is vested after attaining age 55 with 10 years of service or attaining age 62. The plan’s benefit formula is based on a percentage of compensation as defined in the plan document.

Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974.

Other Benefit Plans

The Company provides defined medical and life insurance benefits to selected qualified U.S. and Canadian retirees (generally salaried employees and to a limited extent their eligible dependents). In general, participants become eligible for these benefits upon retirement directly from the Company if they are at least 55 years old and, for U.S. employees, the combination of their age and years of service with the Company equals 75 or more. This benefit is not provided to employees who joined the Company after January 1, 2003.

Defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences. The majority of the costs of these medical and life insurance benefits are paid by the Company. In 2003, the Company began a strategy to more equitably share costs with retirees; by 2008, 75% of retiree medical coverage cost will be paid by the Company. Qualified retirees that become eligible after January 1, 2003 may be required to contribute additional amounts to the medical coverage.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for the two-year period ended December 31, 2005, and a statement of the funded status as of December 31, 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$337	$289	$82	$69
Service cost-benefits earned during the year	13	11	5	3
Interest cost	19	18	5	4
Amendments	5	1	—	—
Actuarial loss (gain)	43	30	(3)	8
Foreign currency exchange loss	—	—	—	—
Settlement payments	4	—	—	—
Benefits paid	(19)	(12)	(3)	(2)

Benefit obligation at end of year	$402	$337	$86	$82

Accumulated Benefit Obligation	$354	$296	N/A	N/A

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$217	$172	$—	$—
Actual return on plan assets	17	19	—	—
Employer contributions	12	38	3	2
Foreign currency exchange gain	—	—	—	—
Settlement payments	—	—	—	—
Benefits paid	(19)	(12)	(3)	(2)

Fair value of assets at end of year	$227	$217	$—	$—

Under funded status	$(175)	$(120)	$(86)	$(82)
Unrecognized prior service cost	12	8	(7)	(8)
Unrecognized net loss (gain)	139	104	(1)	2
Unrecognized net asset	—	—	—	—

Accrued cost	$(24)	$(8)	$(94)	$(88)

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables indicates the combined funded status of qualified and non-qualified plans, in accordance with accounting pronouncements. Assumptions used for IRS purposes differ from those used for accounting purposes. The funded status shown above compares the projected benefit obligation (“PBO”) of all plans, which is an actuarial present value of obligations that takes into account assumptions as to future compensation levels of plan participants, to the fair value of the assets held in trust for the qualified plans. Accounting pronouncements also prescribe a computation for the plans’ accumulated benefit obligation (“ABO”), which is an actuarial present value of benefits (whether vested or nonvested) attributed to employees based on employee service and compensation prior to the end of the period presented. The Company is currently planning to contribute at a minimum, $30, to its retirement benefit programs in 2006. However, during the course of the year, consideration may be given to making additional contributions toward the Company’s retirement benefit programs depending on various factors, including changes to regulations governing the funding of pensions, the Company’s business and operating environment and forecasted cash flows.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following plans have an ABO in excess of the market value of plan assets:

	2005			2004
	PBO	ABO	Market value of plan assets	PBO	ABO	Market value of plan assets
Qualified plan—salaried employees	$309	$266	$197	$268	$231	$187
Non-qualified plan—salaried employees	45	42	—	30	27	—
Qualified plan—hourly employees	40	39	26	33	33	23
Non-qualified plan—international	7	6	—	5	4	—
Qualified and non-qualified plans—Canadian	1	1	4	1	1	7

	$402	$354	$227	$337	$296	$217

The following table provides the net amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Accrued benefit cost	$(126)	$(79)	$(94)	$(88)
Intangible asset	12	8	—	—
Accumulated other comprehensive income	90	63	—	—

	$(24)	$(8)	$(94)	$(88)

In 2004, an adjustment was required to reflect an increased liability of $3 for the hourly pension plans. This was the result of a one-time, one-year increase to benefits applicable to participants with a specified combination of age and years of service. In 2004, an adjustment was required to reflect a decreased liability of $2 for the non-qualified plans. This was the result of a change to the components of eligible compensation.

The following table provides the components of the net periodic pension benefit cost for the years ended December 31:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$13	$11	$9	$5	$3	$3
Interest cost	19	18	17	5	4	4
Expected return on plan assets	(15)	(13)	(12)	—	—	—
Amortization of prior service cost	1	1	1	(1)	(1)	—
Amortization of loss (gain)	6	4	2	—	—	(1)
Settlements	4	—	—	—	—	—

	$28	$21	$17	$9	$6	$6

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	As of December 31,		As of December 31,
	2005	2004	2005	2004
Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The 2003-2005 decision to use 8% as the expected long-term return on plan assets was based on an analysis of the actual plan asset returns over multiple time horizons and review of assumptions used by other U.S. corporations with defined benefit plans of similar size and investment strategy. The average actual return on plan assets during the 17 years ended December 31, 2005 approximated 10%.

The pension plan employs several independent investment firms which invest the assets of the plan in certain approved funds that correspond to specific asset classes with associated target allocations. Depending upon actual sector performance, the assets in the plan are periodically rebalanced to match the established target levels for the asset classes. The goal of the pension fund investment program is to achieve expected rates of return consistent with the investment risk associated with the approved investment portfolio. The investment performance of the plan and that of the individual investment firms is measured against recognized market indices. This performance is monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. The performance of the plan is reviewed annually with the Audit Committee of the Company’s board of directors. The following is a summary of the target asset allocations for 2005 and the actual asset allocation for 2005.

	Target	Actual at December 31, 2005
Asset Allocation
U.S. equity investments	45%	44%
International equity investments	20%	22%
Fixed income investments	35%	34%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The assumed health care cost trend rate to measure the expected cost of benefits was 11% for 2006, 10% for 2007, 9% for 2008, 8% for 2009, 7% for 2010, 6% for 2011 and 5% each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage- point Increase	One-percentage- point Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$2	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	$14	$(11)

Cash flows

Benefit payments expected to be paid to plan participants are as follows:

	Pension Benefits	Other Benefit Plans
2006	$13	$3
2007	32	3
2008	14	3
2009	18	3
2010	21	4
2011 through 2015	116	22

	$214	$38

Savings Plans

The Company has two qualified defined contribution savings plans, one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% and 5% of base salary for the salaried (including non-union hourly employees) and hourly plans, respectively. Matching contributions are made with Newmont stock; however, no holding restrictions are placed on such contributions, which totaled $10 in 2005, $9 in 2004 and $8 in 2003.

NOTE 11    STOCK OPTIONS

Employee Stock Options

The Company currently maintains the 2005 Stock Incentive Plan (“Stock Plan”), approved by stockholders on April 27, 2005, for executives and eligible employees. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than at 100% of fair market value of the underlying stock at the date of grant. Fair market value of a share of common stock as of the grant date is the average of the high and low sales prices for a share of the Company’s common stock on the New York Stock Exchange. The Company also maintains prior stock plans, but no longer grants awards under these plans. Options granted under the Company’s stock plans vest over periods ranging from two to four years and are exercisable over a period of time not to exceed 10 years from grant date. At December 31, 2005, 18,963,560 shares were available for future grants under the Company’s 2005 Stock Incentive Plan.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,209,914	$34.11	10,629,449	$30.02	13,108,428	$27.43
Granted	2,002,638	$41.67	2,030,722	$43.16	2,014,600	$39.92
Exercised	(1,517,601)	$44.40	(3,053,688)	$24.80	(4,025,689)	$24.25
Forfeited and expired	(261,282)	$49.40	(396,569)	$47.77	(467,890)	$41.38

Outstanding at end of year	9,433,669	$35.90	9,209,914	$34.11	10,629,449	$30.02

Options exercisable at year end	5,920,180	$32.58	5,577,335	$30.51	7,245,460	$28.05
Weighted-average fair value of options granted during the year	$14.39		$14.05		$17.66

The following table summarizes information about stock options outstanding at December 31, 2005, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 to $20	1,617,656	3.4	$18.58	1,617,656	$18.58
$20 to $30	2,319,789	5.9	$25.98	2,000,581	$25.80
$30 to $40	1,252,885	7.9	$37.47	226,732	$34.87
$40 to $50	3,758,594	8.7	$45.47	1,590,466	$46.76
$50+	484,745	0.8	$60.77	484,745	$60.77

	9,433,669	6.6	$35.90	5,920,180	$32.58

The Company’s U.S. income taxes payable have been reduced, and additional paid in capital increased, for the tax benefits associated with the exercise of employee stock options. The Company is entitled to a deduction equal to the excess of the fair market value of the stock issued at the date of exercise over the amount received from the employee (the option exercise price). These tax benefits were credited directly to shareholders’ equity as additional paid in capital and amounted to $nil for 2005, $18 for 2004, and $19 for 2003.

Other Stock-Based Compensation

The Company grants restricted stock to certain employees. Shares of restricted stock are granted upon achievement of certain financial and operating thresholds at fair market value on the grant date. Prior to vesting, these shares of restricted stock are subject to certain restrictions related to ownership and transferability. Holders of restricted stock entitle the holder to vote the shares and to receive any dividends declared on the shares. In 2005, 2004, and 2003, 155,061, 285,155, and 170,019 shares of restricted stock, respectively, were granted and issued, of which 147,861 and 168,320 shares remained unvested at December 31, 2005 for the 2005 and 2004 grants, respectively. The weighted-average fair market value of the stock grants issued were $45, $42, and $26 in

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

2005, 2004, and 2003, respectively. Compensation expense recorded for restricted stock was $9, $8, and $13 in 2005, 2004 and 2003, respectively. The shares of restricted stock vest in three equal increments over three years.

Restricted stock units also are granted, upon achievement of certain financial and operating thresholds, to employees in certain foreign jurisdictions. In 2005, the Company granted 27,386 restricted stock units at the weighted-average fair market value of $44.57 per underlying share of the Company’s common stock. In 2004, the Company granted 18,788 restricted stock units at the weighted-average fair market value of $42.04 per underlying share of the Company’s common stock. Compensation expense recorded for the foreign jurisdiction restricted stock units was $1 in both 2005 and 2004. These restricted stock units vest in three equal increments over three years. Upon vesting, the employee is entitled to receive for each restricted stock unit one share of the Company’s common stock.

The Company grants deferred stock awards to certain other employees. The deferred stock awards vest over periods between two to three years. In 2005, 2004 and 2003, the Company granted deferred stock awards in respect of 164,975, 158,219, and 174,795 shares of the Company’s common stock, respectively, at weighted-average fair market values of $40.92, $42.99, and $36.76 per share, respectively. At December 31, 2005 and 2004, 159,620 and 314,109 deferred stock awards, respectively, remained unvested. Compensation expense recorded for deferred stock awards was $5, $6, and $5 in 2005, 2004 and 2003, respectively. Upon vesting, the employee is entitled to receive the number of shares of the Company’s common stock specified in the deferred stock award.

NOTE 12    OTHER LIABILITIES

	At December 31,
	2005	2004
Other current liabilities:
Accrued capital expenditures	$80	$58
Income and mining taxes	77	57
Reclamation and remediation costs	63	53
Accrued operating costs	82	60
Royalties	26	41
Interest	42	37
Taxes other than income and mining	18	15
Deferred revenue	17	11
Advanced stripping costs	14	2
Deferred income tax liabilities	5	10
Other	52	31

	$476	$375

Other long-term liabilities:
Income taxes	$220	$306
Deferred stripping	93	103
Deferred revenue from the sale of future product	47	47
Derivative instruments	30	7
Other	24	24

	$414	$487

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

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

At December 31, 2005 and 2004, $431 and $396, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2005 and 2004, $77 and $75, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance January 1, 2004	$409
Impact of Batu Hijau consolidation	47
Additions, change in estimates and other	35
Liabilities settled	(45)
Accretion expense	25

Balance December 31, 2004	471
Additions, change in estimates and other	65
Liabilities settled	(47)
Disposition of liability	(8)
Accretion expense	27

Balance December 31, 2005	$508

The current portions of Reclamation and remediation liabilities of $63 and $53 at December 31, 2005 and 2004, respectively, are included in Other current liabilities.

The Company recorded $34, $13 and $19 of reclamation expense for 2005, 2004 and 2003, respectively, for properties associated with former mining activities.

NOTE 14    STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Newmont Common Stock

In January 2004, Newmont filed a shelf registration statement on Form S-3 under which it can issue debt and equity securities from time-to-time having an aggregate offering price of up to $1,000. Newmont also filed a shelf registration statement on Form S-4 under which it can issue, from time-to-time in connection with future acquisitions of businesses, properties or assets, common stock and common stock warrants having an aggregate offering price up to $200. These registration statements were declared effective on February 4, 2004.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

During November 2003, Newmont completed an equity offering of 25 million shares of common stock under its existing shelf registration statement filed with the Securities and Exchange Commission. The net proceeds of approximately $986 from this offering were used for general corporate purposes.

During April and December 2003, Newmont issued approximately 4.4 million shares of common stock in connection with the Newmont NFM Scheme of Arrangement (see Note 22) and 0.8 million shares of common stock in connection with the acquisition of Moydow’s interest in the Ntotoroso property, respectively.

The Company paid common stock dividends of $0.40 per share during 2005, $0.30 per share during 2004 and $0.17 per share during 2003.

Treasury Shares

Treasury stock is acquired by the Company when certain restricted stock (see Note 11) vests. At vesting, a participant has a tax liability and, pursuant to the participant’s award agreement, may elect withholding of restricted stock in full or partial satisfaction of such tax obligation, but only to the extent that such restricted stock has become fully vested. The withheld stock is accounted for as treasury stock and carried at the par value of the related common stock.

Exchangeable Shares

In connection with the acquisition of Franco-Nevada in February 2002, certain holders of Franco-Nevada common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco-Nevada) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to holders of Newmont common stock. At December 31, 2005 and 2004, the value of these no-par shares was included in Additional paid-in capital.

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

Earnings per Share

The difference between the basic weighted-average common shares outstanding and the diluted weighted-average common shares outstanding for 2005, 2004 and 2003 was due to the assumed conversion of employee stock options. Employee stock options with exercise prices greater than the average market price were excluded from the December 31, 2005, 2004 and 2003 diluted weighted-average common shares because the effect would have been anti-dilutive.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 15    COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2004	2003
Comprehensive income:
Net income	$322	$443	$476

Other comprehensive income:
Unrealized gain (loss) on marketable equity securities, net of tax of $(61), $(32) and $2, respectively	282	123	(5)
Foreign currency translation adjustments	26	31	23
Minimum pension liability adjustments, net of tax of $10 in 2005 and $6 in 2004	(18)	(11)	—
Changes in fair value of cash flow hedge instruments, net of tax of $30, $8 and $(27), respectively	(59)	(19)	68

	231	124	86

Comprehensive income	$553	$567	$562

	At December 31,
	2005	2004
Accumulated other comprehensive income:
Unrealized gain on marketable equity securities, net of tax of $(94) and $(32), respectively	$406	$124
Foreign currency translation adjustments	57	31
Minimum pension liability adjustments, net of tax of $32 and $22, respectively	(59)	(41)
Changes in fair value of cash flow hedge instruments, net of tax of $18 and $(13), respectively	(26)	33

Accumulated other comprehensive income	$378	$147

During 2005, 2004 and 2003, the Company reclassified approximately $2, $9 and $17 of gains related to the cash flow hedge instruments from Accumulated other comprehensive income to Revenues to reflect maturities of such instruments.

NOTE 16    WRITE-DOWN OF LONG-LIVED ASSETS

Write-down of long-lived assets totaled $43, $39 and $35 for 2005, 2004 and 2003, respectively. The 2005 write-down primarily related to write-downs of an advanced exploration project in Indonesia and exploration tenements in Australia. The 2004 write-down included $16 related to the Ovacik mine in Turkey. The remainder of the write-down for 2004 was related to exploration tenements in Australia, long-lived asset impairment resulting from a reevaluation of future production and operating costs at Pajingo, and processing facilities at Yanacocha. The 2003 write-down was related to a $28 impairment charge at Golden Giant.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 17    OTHER EXPENSE

	Years Ended December 31,
	2005	2004	2003
Reclamation and remediation	$37	$(11)	$33
Minahasa environmental and Buyat Bay civil suit (Note 32)	56	7	—
Nevada waste dump slide	6	—	—
Other	12	37	17

	$111	$33	$50

NOTE 18    OTHER INCOME, NET

	Years Ended December 31,
	2005	2004	2003
Royalty and dividend income, net	$79	$64	$56
Interest income	59	23	11
Gain on sale of other assets, net	48	28	15
Gain (loss) on investments, net (Note 4)	54	(39)	83
Gain on derivative investments, net	2	2	23
Foreign currency exchange gains	8	7	97
Gain (loss) on QMC debt guarantee	9	11	(30)
Gain on extinguishment of NYOL liabilities, net	—	—	221
Loss on extinguishment of debt	—	—	(34)
Other	10	6	9

	$269	$102	$451

Gain on Sale of Other Assets, Net

On March 31, 2005, the Mezcala gold deposit was sold for cash proceeds of $31 and the Company recorded a pre-tax gain of $31.

Foreign Currency Exchange Gains

As of December 31, 2003, the Company converted CDN$499 of the Canadian dollar-denominated intercompany loans to long-term notes, as the Company does not intend to settle these loans in the foreseeable future. As a result, the Company no longer records foreign currency gains and losses in earnings with respect to the converted long-term notes.

Gain on Extinguishment of NYOL liabilities, Net

During 2003, Newmont, through an indirect, wholly-owned subsidiary, Yandal Bond Company Limited (“YBCL”), made an offer to acquire all of NYOL’s outstanding 8 7/8% Senior Notes due 2008. Those Notes were subsequently extinguished in connection with the Voluntary Administration of NYOL. Certain of Normandy’s hedge positions were also eliminated with the Voluntary Administration of NYOL. These transactions gave rise to a gain of $114 to extinguish the NYOL bonds and $107 to extinguish the NYOL derivatives liability, net of transaction costs for the year ended December 31, 2003.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19    INCOME TAXES

The Company’s Income tax expense consisted of:

	Years Ended December 31,
	2005	2004	2003
Current:
United States	$(22)	$(10)	$(15)
Foreign	(303)	(241)	(228)

	(325)	(251)	(243)

Deferred:
United States	9	61	49
Foreign	2	(135)	(18)

	11	(74)	31

	$(314)	$(325)	$(212)

The Company’s Pre-tax income (loss) before minority interest, equity income and impairment of affiliates and cumulative effect of a change in accounting principle consisted of:

	Years Ended December 31,
	2005	2004	2003
United States	$(68)	$183	$287
Foreign	1,132	928	644

	$1,064	$1,111	$931

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2005	2004	2003
Pre-tax income before minority interest, equity income and impairment of affiliates and cumulative effect of change in accounting principle	$1,064	$1,111	$931
United States statutory corporate income tax rate	35%	35%	35%

Income tax expense computed at United States statutory corporate income tax rate	(372)	(389)	(326)
Reconciling items:
Percentage depletion and Canadian Resource Allowance	47	47	21
Change in valuation allowance on deferred tax assets	(22)	58	85
Effect of foreign earnings, net of allowable credits	(10)	(11)	28
U.S. tax effect of minority interest attributable to non-U.S. investees	15	7	22
Rate differential for foreign earnings indefinitely reinvested	(8)	(61)	11
Resolution of tax issues associated with prior years	12	—	—
Foreign currency translation of monetary assets	14	13	(54)
Tax effect of changes in tax laws	24	51	36
Tax effect of impairment of goodwill	(14)	(17)	—
Non-U.S. tax effect attributable to the extinguishment of debt	—	—	(36)
Non-U.S. tax effect attributable to capital gains	—	(9)	—
Other	—	(14)	1

Income tax expense	$(314)	$(325)	$(212)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	Years Ended December 31,
	2005	2004
Deferred income tax assets:
Exploration costs	$55	$49
Depreciation	69	—
Net operating losses and tax credits	720	621
Retiree benefit and vacation accrual costs	101	89
Remediation and reclamation costs	101	111
Derivative instruments	26	—
Unrealized losses on investments	—	54
Other	116	71

	1,188	995
Valuation allowances	(523)	(376)

	665	619

Deferred income tax liabilities:
Net undistributed earnings of subsidiaries	(49)	(91)
Unrealized gain on investments	(77)	—
Depletable and amortizable costs associated with mineral rights	(310)	(160)
Depreciation	—	(4)
Derivative instruments	—	(13)
Capitalized mining costs	—	(125)
Foreign currency exchange	(23)	(41)
Capitalized interest	—	(6)

	(459)	(440)

Net deferred income tax assets	$206	$179

Net deferred income tax assets consist of:

	Years Ended December 31,
	2005	2004
Current deferred income tax assets	$159	$173
Long-term deferred income tax assets	519	492
Current deferred income tax liabilities	(5)	(10)
Long-term deferred income tax liabilities	(467)	(476)

	$206	$179

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

These balances include net deferred income tax assets that have been reclassified to Assets and Liabilities of operations held for sale of:

	Years Ended December 31,
	2005	2004
Current deferred income tax assets	$—	$—
Long-term deferred income tax assets	2	(2)
Current deferred income tax liabilities	—	—
Long-term deferred income tax liabilities	(18)	(16)

	$(16)	$(18)

Newmont intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $1,013 and $819 at December 31, 2005 and 2004, respectively. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. During September 2005, the Company completed its assessment of the repatriation provision and did not repatriate any funds under the above provisions of the Act.

As of December 31, 2005 and December 31, 2004, the Company had (i) $949 and $915 of net operating loss carryforwards, respectively; and (ii) $155 and $156 of tax credit carryforwards, respectively. Of the amounts of net operating loss carryforwards, $74 and $101, respectively, are attributable to acquired mining operations conducted in the United States and will begin expiring in 2013 if not utilized before then. As of December 31, 2005 and 2004, $618 and 608, respectively, of net operating loss carryforwards are attributable to acquired mining operations in Australia for which current tax law provides no expiration period. The remaining net operating losses available are attributable to acquired entities and have various temporal and other limitations that may restrict the ultimate realization of the tax benefits of such tax attributes.

Tax credit carryforwards for 2005 and 2004 of $147 and $121 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2011. Other credit carryforwards at the end of 2005 and 2004 in the amounts of $8 and $35, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

The Company increased the valuation allowance related to deferred tax assets by $147 during 2005. The increase resulted primarily from the recording of additional capital losses in Australia now available to the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Company as a result of Australia’s new consolidations regulations. The Company has placed a full valuation allowance on these capital losses because of a lack of sufficient positive evidence to support the future realization of these deferred tax assets. The remaining increase in valuation allowance is primarily attributable to foreign tax credits and tax losses at the Company’s non-U.S. subsidiaries. These allowances are required due to the uncertainty of utilizing the foreign tax credits during the prescribed carryforward period as a result of certain limitations under U.S. tax law and the lack of sufficient positive evidence concerning the ability of the non-U.S. subsidiaries to generate sufficient taxable income to realize the tax loss carryforwards. Of the total $523 and $376 valuation allowance recorded as of December 31, 2005 and 2004, $89 in 2005 and $92 in 2004 are attributable to deferred tax assets for which any subsequently recognized tax benefits will be allocated to reduce goodwill related to the acquisition of Normandy.

The breakdown of the Company’s net deferred tax assets between the United States and foreign taxing jurisdictions is as follows:

	Years Ended December 31,
	2005	2004
United States	$479	$454
Foreign	(273)	(275)

	$206	$179

NOTE 20    EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2005	2004	2003
European Gold Refineries	$6	$1	$—
AGR Matthey Joint Venture	(2)	1	1
Batu Hijau	—	—	83
Australian Magnesium Corporation	—	—	(119)

	$4	$2	$(35)

European Gold Refineries

During December 2003, Newmont acquired a 50% interest in a joint venture, European Gold Refineries SA (“EGR”), with unrelated Swiss residents holding the remaining 50%. Simultaneously, EGR purchased 100% of Valcambi SA (“Valcambi”), a gold refining business, and 66.65% of Finorafa SA (“Finorafa”), a gold distribution business. Newmont has no guarantees related to this investment.

Valcambi is a London Gold Delivery precious metals refiner and manufacturer of semi-finished products for the Swiss luxury watch industry, and Finorafa is the second largest distributor and financier of gold products in the Italian market.

AGR Matthey Joint Venture

Newmont holds a 40% interest in a joint venture known as AGR Matthey Joint Venture (“AGR”), with Johnson Matthey (Australia) Ltd. and the West Australian Mint holding the remaining interests. Newmont has no

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

guarantees related to this investment. Newmont received dividends of $nil, $2 and $2 during 2005, 2004 and 2003, respectively, from its interests in AGR. See also Note 24 for details of related party transactions between Newmont and AGR.

Batu Hijau

Effective January 1, 2004, Newmont consolidated Batu Hijau (see Note 3). For the year ended December 31, 2003, the Company accounted for its investment in Batu Hijau using the equity method of accounting.

Equity income in Batu Hijau was $83 for the year ended December 31, 2003 (based on 56.25% of Batu Hijau’s net income equal to $57, plus $7 for the elimination of intercompany interest, $10 of intercompany management fees, the cumulative effect of $8 related to the adoption of SFAS No. 143, and other adjustments of $2).

The following is summarized 2003 financial information for Batu Hijau based on accounting principles generally accepted in the United States of America. The results of operations and assets and liabilities of Batu Hijau are not reflected in the Company’s 2003 Consolidated Financial Statements. As described above, the Company accounted for Batu Hijau as an equity investment during 2003.

Year Ended December 31, 2003
Copper revenues, net of treatment and refining costs	$425
Gold revenues, net of treatment and refining costs	$206
Gross profit(1)	$230
Income before cumulative effect of a change in accounting principle	$115
Net income	$101

(1)	Gross profit represents Revenues, net of treatment and refining costs, less Costs applicable to sales and Depreciation, depletion and amortization.

Australian Magnesium Corporation

During 2003, the Company sold its entire interest in Australian Magnesium Corporation (“AMC”) for a nominal amount and recorded a loss of $119 related to its investment in AMC.

NOTE 21    SALES CONTRACTS, COMMODITY AND FINANCIAL INSTRUMENTS

Newmont generally avoids gold hedging. Newmont’s philosophy is to provide shareholders with leverage to gold prices by selling its gold production at market prices. Newmont has entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with sales contracts, commodities, interest rates, and foreign currency. Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. During 2005, Newmont entered into copper net zero-cost option collar contracts and $/IDR forward purchase contracts. As of December 31, 2005 approximately 360 million pounds of copper are hedged by the copper option collar contracts, which have been designated as cash flow hedges of forecasted copper sales, and as such, changes in the fair value related to the effective portion of the hedges have been recorded in Accumulated other comprehensive income. Approximately 130 million pounds of the copper option collar contracts are accounted for on a mark-to-market basis currently through earnings. The $/IDR forward purchase contracts and Australian dollar net

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

zero-cost option collar contracts have been designated as cash flow hedges of future IDR and Australian dollar expenditures, respectively, and as such, changes in the market value have been recorded in Accumulated other comprehensive income.

For 2005, 2004 and 2003, net gains of $2, $2 and $28, respectively, were included in Net income for the ineffective portion of derivative instruments designated as cash flow hedges and a net loss of $5 for 2003 for the change in fair value of gold commodity contracts that do not qualify as hedges (included in Gain (loss) on derivative instruments, net). The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $41. The maximum period over which hedged forecasted transactions are expected to occur is 6 years.

Certain hedge positions were eliminated in connection with the Voluntary Administration of Newmont Yandal Operations Pty Ltd. See Note 30 for discussion of legal matters. This transaction gave rise to a gain of $107, net of transaction costs, for 2003 (see Note 18).

	Expected Maturity Date			Fair Value
	2006	2007	Total/ Average	At December 31, 2005		At December 31, 2004
Gold Put Option Contracts:
Ounces (thousands)	100	20	120	$(3)		$(9)
Average price	$338	$397	$348
Silver Forward Contracts:
Ounces (thousands)	50	—	50	$—		$(1)
Average price	$6.50	—	$6.50
Copper Collar Contracts(3):
Pounds (millions)	406	84	490	$(261	)(1)	$(61	)(2)
Average cap price	$1.35	$1.40	$1.36
Average floor price	$1.10	$1.10	$1.10
$/IDR Forward Purchase Contracts:
$ (millions)	71	—	71	$—		$—
Average rate (IDR/$)	10,405	—	10,405
Australian Dollar Collar Contracts:
$ (millions)	$135	—	$135	$—		$13
Average cap price ($ per A$1)	$0.80	—	$0.80
Average floor price ($ per A$1)	$0.55	—	$0.55

(1)	The fair value does not include amounts payable ($36) on derivative contracts that have been closed out in December 2005 with the net settlement due and paid in January 2006.
(2)	The fair value does not include amounts payable ($7) on derivative contracts that had been closed out in December 2004 with the net settlement due and paid in January 2005.
(3)	56.25% guaranteed by Newmont.

Provisional Copper and Gold Sales

The Company’s sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

settlement. At December 31, 2005 and 2004, respectively, the Company had consolidated embedded copper derivatives on 223 million pounds and 226 million pounds, recorded at an average price of $2.01 and $1.44 per pound, respectively.

For 2005 and 2004, Batu Hijau recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments at December 31, 2005 and 2004, as follows:

	At December 31,
	2005	2004
Gross revenue subject to final price adjustments
Copper	$447	$325
Gold	$19	$29

The average final price adjustments realized were as follows:

	Years Ended December 31,
	2005	2004
Average final price adjustments
Copper	12.1%	13.8%
Gold	1.4%	0.9%

Price-Capped Forward Sales Contracts

The Company has a series of price-capped gold sales contracts under which it will realize the lower of the spot price on the delivery date or the capped price ranging from $384 per ounce in 2008, $381 per ounce in 2009 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 was recorded as Deferred revenue from sale of future production and will be included in sales revenue as delivery occurs. Newmont delivered 500,000 ounces in 2005 at the capped price of $350 per ounce and recognized deferred revenue of $14 per ounce. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at December 31, 2005:

	Expected Maturity Date
Price-capped forward sales contracts:	2008	2009	2011	Total/ Average
Ounces (thousands)	1,000	600	250	1,850
Average price	$384	$381	$392	$384

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% debentures and its $200 8 3/8% debentures. The Company receives fixed-rate interest payments at 8.625% or 8.375% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 4.25%. These transactions resulted in a reduction in interest expense of $3, $6 and $7 for 2005, 2004 and 2003, respectively. The remaining swap contracts are designated as a hedge against $100 principal of the 8 5/8% debentures. The fair value of the interest rate swaps was $2 and $9 at December 31, 2005 and 2004, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    ACQUISITIONS AND MERGERS

Newmont NFM Limited Scheme of Arrangement

On April 2, 2003, the shareholders of Normandy NFM Limited (an Australian corporation trading at that time as “Newmont NFM” on the Australian Stock Exchange or “ASX”) voted to approve a proposed scheme of arrangement under which Newmont NFM would become an indirect, wholly-owned subsidiary of Newmont Mining Corporation, through the acquisition of the remaining minority interest of Newmont NFM. Under the terms of the scheme, Newmont NFM shareholders could elect to receive 4.40 ASX listed Newmont Mining Corporation CHESS Depositary Interests (“CDIs”), with each CDI equivalent to 0.1 Newmont Mining Corporation share of common stock. As an alternative to receiving Newmont Mining Corporation CDIs, shareholders could sell their Newmont NFM shares back to Newmont NFM under a concurrent buy-back offer of A$16.50 per Newmont NFM share. On April 29, 2003, Newmont Mining Corporation issued 4,437,506 shares of common stock to the CHESS Depository Nominees Pty Ltd, and in turn, 44,375,060 CDIs were issued to former Newmont NFM shareholders. The market value of the newly issued Newmont Mining Corporation shares was approximately $105. The market value of the issued equity securities, together with the cash consideration paid to those shareholders who elected to accept the buy-back offer of approximately $10 (including transaction costs), resulted in a total purchase price of approximately $115. The transaction was accounted for as a purchase of minority interest in accordance with SFAS No. 141 in the second quarter of 2003 and gave rise to goodwill of $93.

NOTE 23     DEFERRED STRIPPING COSTS

Movements in the deferred stripping costs balance were as follows:

	Years Ended December 31,
	2005	2004	2003
Opening balance	$19	$90	$55
Consolidation of Batu Hijau	—	(67)	—
Disposition of Ovacik	(4)	—	—
Additions	160	148	166
Amortization	(104)	(152)	(131)

Closing balance	$71	$19	$90

The deferred and advanced stripping balances are presented in the balance sheet as follows:

	At December 31,
	2005	2004
Assets:
Current	$78	$44
Long-term	100	80

	178	124

Liabilities:
Current (Note 12)	14	2
Long-term (Note 12)	93	103

	107	105

Deferred stripping, net	$71	$19

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

At some of the Company’s mining operations, deferred stripping costs are charged to Costs applicable to sales as gold or copper is produced and sold using the units of production method based on estimated recoverable quantities of proven and probable gold or copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which results in the recognition of the costs of waste removal activities over the life of the mine as gold or copper is produced. The application of the deferred stripping accounting method generally results in an asset on the Consolidated Balance Sheets (Deferred stripping costs), although a liability (Advanced stripping costs) will arise if the actual stripping ratio incurred to date is less than the expected stripping ratio over the life of the mine. The Advanced stripping costs at December 31, 2005 and 2004 pertain to Batu Hijau.

See Notes 2 and 31 for additional information concerning deferred stripping.

NOTE 24    RELATED PARTY TRANSACTIONS

Newmont conducted business in 2004 and 2003 with AGR, in which Newmont holds a 40% interest. Minahasa gold sales to AGR totaled $32 and $33 for 2004 and 2003, respectively. See Note 20 for a discussion of Newmont’s investment in AGR.

During 2003, Newmont was entitled to a Technology and Know-How royalty from the Batu Hijau operation of $9. Effective January 1, 2004, Technology and Know-How royalties are eliminated in consolidation.

NOTE 25    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During June 2005, Newmont announced the pending sale of its Golden Grove copper-zinc operation in Western Australia to Oxiana Limited (“Oxiana”) for proceeds including cash of A$190 and approximately 82 million Oxiana shares. The sale was completed on July 26, 2005 and Newmont realized a $6 pre-tax gain on closing.

During the fourth quarter of 2005, Newmont committed to plans to divest Holloway in Canada and an advanced exploration project in Indonesia. Based upon Newmont’s commitment and the initial interest shown by potential purchasers, Newmont expects the sales to be completed in 2006.

Newmont has accounted for the imminent dispositions in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The pre-tax loss from impairment of $42 in discontinued operations was comprised of a $39 impairment of Golden Grove in the second quarter of 2005 and a $3 impairment of Holloway in the fourth quarter.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table details selected financial information included in the (Loss) income from discontinued operations in the consolidated statements of income:

	Years Ended December 31
	2005	2004	2003
Sales—gold, net	$30	$28	$24
Sales—base metals, net	38	85	75

	$68	$113	$99

Loss from operations	$(32)	$(12)	$(5)
Loss from impairment	(42)	—	—
Gain on sale of operation	6	—	—

Pre-tax loss	(68)	(12)	(5)
Income tax benefit	16	49	5

(Loss) income from discontinued operations	$(52)	$37	$—

The major classes of Assets and Liabilities of operations held for sale in the consolidated balance sheets are as follows:

	At December 31
	2005	2004
Assets:
Accounts receivable	$1	$3
Inventories	5	20
Stockpiles and ore on leach pads	—	2
Property, plant and mine development	65	225
Goodwill	—	32
Other assets	3	2

	$74	$284

Liabilities:
Accounts payable	$2	$9
Reclamation and remediation	3	14
Other liabilities	16	32

	$21	$55

NOTE 26    SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by operating activities included the following uses of cash:

	Years Ended December 31,
	2005	2004	2003
Income taxes, net of refunds	$296	$278	$194
Interest, net of amounts capitalized	$84	$92	$123
Non-cash settlement of prepaid forward sales obligation	$48	$—	$—
Non-cash extinguishment of infrastructure bonds	$—	$124	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Capital Leases

In 2005, 2004 and 2003, Newmont entered into certain leases that resulted in non-cash increases to Property, plant and mine development, net and Long-term debt of $1, $7 and $3, respectively.

NOTE 27    OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2012. Future minimum annual lease payments under these leases as of December 31, 2005 are $3 to $4 in each of the next five years totaling $21. Rent expense for 2005, 2004 and 2003 was $12, $13 and $10, respectively.

NOTE 28    SEGMENT AND RELATED INFORMATION

Newmont predominantly operates in a single industry, namely exploration for and production of gold. Newmont’s major operations include Nevada, Yanacocha, Batu Hijau and Australia/New Zealand. Newmont also has an Exploration Segment and a Merchant Banking Segment.

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

During 2005, Newmont made certain reclassifications in its segment reporting presentation for 2004 and 2003 to conform to changes in presentation reflected in management reporting. Newmont’s segments have been presented for 2005, 2004 and 2003 as follows:

•	The Other Operations reportable segment includes the Golden Giant, Zarafshan, La Herradura, Kori Kollo, Minahasa, Ovacik and Mesquite gold operations.

•	The Golden Grove copper operation and the Holloway gold operation have been reclassified to discontinued operations for all periods presented.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Year Ended December 31, 2005

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Other Operations	Total Operations
Sales, net:
Gold	$1,053	$1,490	$718	$318	$208	$3,787
Copper	$—	$—	$—	$672	$—	$672
Cost applicable to sales:
Gold	$807	$487	$508	$109	$106	$2,017
Copper	$—	$—	$—	$303	$—	$303
Depreciation, depletion and amortization:
Gold	$124	$205	$118	$34	$29	$510
Copper	$—	$—	$—	$87	$—	$87
Other	$—	$—	$3	$—	$3	$6
Exploration	$17	$6	$19	$—	$14	$56
Advanced projects, research and development	$—	$8	$—	$2	$27	$37
Write-down of goodwill	$41	$—	$—	$—	$—	$41
Write-down of long-lived assets	$—	$—	$2	$—	$38	$40
Other income	$8	$9	$7	$7	$6	$37
Interest expense, net	$—	$1	$—	$43	$1	$45
Pre-tax income (loss) before minority interest and equity income of affiliates	$44	$793	$62	$419	$(12)	$1,306
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Amortization of deferred (advanced) stripping, net	$(47)	$—	$(7)	$1	$(3)	$(56)
Capital expenditures	$479	$225	$98	$65	$306	$1,173
Deferred stripping	$149	$—	$19	$(107)	$10	$71
Goodwill	$—	$—	$191	$—	$—	$191
Total assets	$2,073	$1,575	$1,060	$2,251	$893	$7,852

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$3,787	$—	$—	$(53)	$3,734
Copper	$672	$—	$—	$—	$672
Cost applicable to sales:
Gold	$2,017	$—	$—	$—	$2,017
Copper	$303	$—	$—	$—	$303
Depreciation, depletion and amortization:
Gold	$510	$—	$—	$—	$510
Copper	$87	$—	$—	$—	$87
Other	$6	$—	$21	$20	$47
Exploration	$56	$91	$—	$—	$147
Advanced projects, research and development	$37	$—	$16	$20	$73
Write-down of goodwill	$41	$—	$—	$—	$41
Write-down of long-lived assets	$40	$—	$—	$3	$43
Other income	$37	$—	$174	$58	$269
Interest expense, net	$45	$—	$—	$53	$98
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,306	$(91)	$136	$(287)	$1,064
Equity income of affiliates	$—	$—	$4	$—	$4
Amortization of deferred (advanced) stripping, net	$(56)	$—	$—	$—	$(56)
Capital expenditures	$1,173	$—	$4	$49	$1,226
Deferred stripping	$71	$—	$—	$—	$71
Goodwill	$191	$1,126	$1,562	$—	$2,879
Total assets from continuing operations	$7,852	$1,131	$2,675	$2,260	$13,918
Assets held for sale					$74

Total assets					$13,992

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Year Ended December 31, 2004

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Other Operations	Total Operations
Sales, net:
Gold	$1,037	$1,250	$779	$288	$264	$3,618
Copper	$—	$—	$—	$786	$—	$786
Cost applicable to sales:
Gold	$716	$432	$528	$91	$143	$1,910
Copper	$—	$—	$—	$305	$—	$305
Depreciation, depletion and amortization:
Gold	$127	$198	$126	$28	$47	$526
Copper	$—	$—	$—	$90	$—	$90
Other	$—	$—	$4	$—	$4	$8
Exploration	$14	$4	$15	$—	$1	$34
Advanced projects, research and development	$6	$16	$—	$—	$29	$51
Write-down of goodwill	$—	$—	$52	$—	$—	$52
Write-down of long-lived assets	$—	$4	$14	$—	$18	$36
Other income	$7	$4	$18	$3	$—	$32
Interest expense, net	$—	$1	$—	$43	$1	$45
Pre-tax income (loss) before minority interest and equity income of affiliates	$185	$597	$49	$524	$(2)	$1,353
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$(84)	$—	$(84)
Amortization of deferred (advanced) stripping, net	$(39)	$—	$8	$38	$(3)	$4
Capital expenditures	$169	$232	$89	$35	$120	$645
Deferred stripping	$101	$—	$12	$(105)	$11	$19
Goodwill	$41	$—	$191	$—	$—	$232
Total assets from continuing operations	$1,614	$1,201	$1,066	$2,134	$700	$6,715

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$3,618	$—	$—	$7	$3,625
Copper	$786	$—	$—	$—	$786
Cost applicable to sales:
Gold	$1,910	$—	$—	$—	$1,910
Copper	$305	$—	$—	$—	$305
Depreciation, depletion and amortization:
Gold	$526	$—	$—	$—	$526
Copper	$90	$—	$—	$—	$90
Other	$8	$—	$24	$14	$46
Exploration	$34	$73	$—	$—	$107
Advanced projects, research and development	$51	$—	$7	$22	$80
Write-down of goodwill	$52	$—	$—	$—	$52
Write-down of long-lived assets	$36	$—	$1	$2	$39
Other income	$32	$—	$41	$29	$102
Interest expense, net	$45	$—	$—	$53	$98
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,353	$(74)	$6	$(174)	$1,111
Equity income of affiliates	$—	$—	$2	$—	$2
Cumulative effect of a change in accounting principle, net of tax	$(84)	$—	$—	$37	$(47)
Amortization of deferred (advanced) stripping, net	$4	$—	$—	$—	$4
Capital expenditures	$645	$—	$5	$33	$683
Deferred stripping	$19	$—	$—	$—	$19
Goodwill	$232	$1,129	$1,633	$—	$2,994
Total assets from continuing operations	$6,715	$1,147	$2,514	$2,116	$12,492
Assets held for sale					$284

Total assets					$12,776

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Year Ended December 31, 2003

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Other Operations	Total Operations
Sales, net:
Gold	$901	$1,037	$732	$—	$365	$3,035
Copper	$—	$—	$—	$—	$—	$—
Cost applicable to sales:
Gold	$598	$362	$484	$—	$190	$1,634
Copper	$—	$—	$—	$—	$—	$—
Depreciation, depletion and amortization:
Gold	$138	$160	$122	$—	$68	$488
Copper	$—	$—	$—	$—	$—	$—
Other	$—	$—	$5	$—	$3	$8
Exploration	$17	$13	$13	$—	$1	$44
Advanced projects, research and development	$—	$—	$—	$—	$16	$16
Write-down of long-lived assets	$—	$—	$2	$—	$28	$30
Other income	$2	$—	$16	$—	$—	$18
Interest expense, net	$—	$3	$—	$—	$1	$4
Pre-tax income (loss) before minority interest and equity income of affiliates	$150	$476	$60	$—	$47	$733
Equity income (loss) of affiliates	$—	$—	$1	$—	$—	$1
Cumulative effect of a change in accounting principle, net of tax	$(14)	$(33)	$(3)	$—	$(9)	$(59)
Amortization of deferred (advanced) stripping, net	$(25)	$—	$(11)	$—	$(1)	$(37)
Capital expenditures	$112	$206	$101	$—	$39	$458
Deferred stripping	$62	$—	$19	$—	$9	$90
Goodwill	$41	$—	$247	$—	$—	$288
Total assets from continuing operations	$1,491	$1,204	$1,327	$—	$606	$4,628

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$3,035	$—	$—	$24	$3,059
Copper	$—	$—	$—	$—	$—
Cost applicable to sales:
Gold	$1,634	$—	$—	$—	$1,634
Copper	$—	$—	$—	$—	$—
Depreciation, depletion and amortization:
Gold	$488	$—	$—	$—	$488
Copper	$—	$—	$—	$—	$—
Other	$8	$—	$26	$8	$42
Exploration	$44	$32	$—	$—	$76
Advanced projects, research and development	$16	$—	$7	$12	$35
Write-down of long-lived assets	$30	$—	$2	$3	$35
Other income	$18	$—	$296	$137	$451
Interest expense, net	$4	$—	$1	$84	$89
Pre-tax income (loss) before minority interest and equity income of affiliates	$733	$(36)	$301	$(67)	$931
Equity income (loss) of affiliates	$1	$—	$—	$(36)	$(35)
Cumulative effect of a change in accounting principle, net of tax	$(59)	$—	$—	$24	$(35)
Amortization of deferred (advanced) stripping, net	$(37)	$—	$—	$—	$(37)
Capital expenditures	$458	$1	$2	$23	$484
Deferred stripping	$90	$—	$—	$—	$90
Goodwill	$288	$1,129	$1,593	$—	$3,010
Total assets from continuing operations	$4,628	$1,183	$2,091	$2,495	$10,397
Assets held for sale					$301

Total assets					$10,698

Revenues from export and domestic sales were as follows:

	Years Ended December 31,
	2005	2004	2003
Europe	$3,486	$3,684	$2,911
India	277	22	—
Japan	267	312	—
Korea	172	168	—
United States	—	97	5
Other	204	128	143

	$4,406	$4,411	$3,059

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Long-lived assets, excluding deferred tax assets, in the United States and other countries are as follows:

	At December 31,
	2005	2004	2003
United States(1)	$5,605	$5,023	$4,275
Australia	700	925	1,256
Canada	316	157	159
Indonesia	1,808	1,858	799
Peru	1,110	1,008	920
Other	900	618	528

	$10,439	$9,589	$7,937

(1)	Goodwill allocated to Exploration and Merchant Banking (see Note 8) is global in nature and has been allocated to the United States, the Company’s headquarters.

The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous gold market traders worldwide. In 2005, sales to one customer, Bank of Nova Scotia, totaled approximately $1,214 or 28% of total sales. In 2004, sales to two customers, Bank of Nova Scotia and Barclays, totaled approximately $1,056 and $1,137, respectively, or 25% of total sales, each. In 2003, sales to one customer, Bank of Nova Scotia, totaled approximately $1,455 or 48% of total sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

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

	For the Year Ended December 31, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$3,059	$675	$—	$3,734
Sales—copper, net	—	672	—	—	672

	—	3,731	675	—	4,406

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,539	485	(7)	2,017
Copper	—	303	—	—	303
Depreciation, depletion and amortization	—	507	137	—	644
Exploration	—	99	48	—	147
Advanced projects, research and development	—	29	44	—	73
General and administrative	—	123	7	4	134
Write-down of goodwill	—	41	—	—	41
Write-down of long-lived assets	—	2	41	—	43
Other	—	100	11	—	111

	—	2,743	773	(3)	3,513

Other income (expense)
Other income	10	95	164	—	269
Interest income—intercompany	118	45	1	(164)	—
Interest expense—intercompany	(7)	—	(157)	164	—
Interest expense, net	(30)	(58)	(10)	—	(98)

	91	82	(2)	—	171

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	91	1,070	(100)	3	1,064
Income tax (expense) benefit	(12)	(401)	99	—	(314)
Minority interest in income of subsidiaries	—	(384)	(4)	8	(380)
Equity income of affiliates	243	(2)	66	(303)	4

Income from continuing operations	322	283	61	(292)	374
Loss from discontinued operations	—	(18)	(34)	—	(52)

Net income (loss)	$322	$265	$27	$(292)	$322

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2004
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$2,846	$779	$—	$3,625
Sales—copper, net	—	786	—	—	786

	—	3,632	779	—	4,411

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,390	532	(12)	1,910
Copper	—	305	—	—	305
Depreciation, depletion and amortization	—	498	164	—	662
Exploration	—	72	35	—	107
Advanced projects, research and development	—	46	34	—	80
General and administrative	—	96	11	9	116
Write-down of goodwill	—	53	(1)	—	52
Write-down of long-lived assets	—	5	34	—	39
Other	—	(1)	34	—	33

	—	2,464	843	(3)	3,304

Other income (expense)
Other income	6	26	72	(2)	102
Interest income—intercompany	106	45	2	(153)	—
Interest expense—intercompany	(7)	—	(146)	153	—
Interest expense, net	(3)	(85)	(10)	—	(98)

	102	(14)	(82)	(2)	4

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	102	1,154	(146)	1	1,111
Income tax (expense) benefit	—	(317)	(8)	—	(325)
Minority interest in income of subsidiaries	—	(339)	(10)	14	(335)
Equity income of affiliates	333	(1)	94	(424)	2

Income from continuing operations	435	497	(70)	(409)	453
Loss from discontinued operations	—	(2)	39	—	37
Cumulative effect	—	(47)	—	—	(47)

Net income (loss)	$435	$448	$(31)	$(409)	$443

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2003
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$2,302	$757	$—	$3,059

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,152	483	(1)	1,634
Depreciation, depletion and amortization	—	372	158	—	530
Exploration	—	47	29	—	76
Advanced projects, research and development	—	14	21	—	35
General and administrative	—	102	28	—	130
Write-down of goodwill	—	—	—	—	—
Write-down of long-lived assets	—	31	4	—	35
Other	—	41	9	—	50

	—	1,759	732	(1)	2,490

Other income (expense)
Other income	75	90	173	113	451
Interest income—intercompany	29	25	10	(64)	—
Interest expense—intercompany	7	(10)	(61)	64	—
Interest expense, net	(3)	(65)	(21)	—	(89)

	108	40	101	113	362

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	108	583	126	114	931
Income tax (expense) benefit	(38)	(65)	(134)	25	(212)
Minority interest in income of subsidiaries	—	(176)	29	(26)	(173)
Equity loss AMC	—	—	(120)	—	(120)
Equity income of affiliates	406	83	572	(976)	85

Income from continuing operations	476	425	473	(863)	511
Loss from discontinued operations	—	—	—	—	—
Cumulative effect	—	(32)	(3)	—	(35)

Net income (loss)	$476	$393	$470	$(863)	$476

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2005
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$979	$102	$—	$1,082
Marketable securities and other short-term investments	—	794	23	—	817
Trade receivables	—	93	1	—	94
Accounts receivable	1,733	264	557	(2,418)	136
Inventories	—	278	42	—	320
Stockpiles and ore on leach pads	—	228	27	—	255
Other current assets	3	284	45	—	332

Current assets	1,737	2,920	797	(2,418)	3,036
Property, plant and mine development, net	(11)	4,142	1,514	—	5,645
Investments	—	198	757	—	955
Investments in subsidiaries	5,180	—	4,076	(9,256)	—
Long-term stockpiles and ore on leach pads	—	566	37	—	603
Deferred income tax assets	12	409	96	—	517
Other long-term assets	1,646	1,056	269	(2,690)	283
Goodwill	—	—	2,879	—	2,879
Assets of operations held for sale	—	25	51	—	74

Total assets	$8,564	$9,316	$10,476	$(14,364)	$13,992

Liabilities
Current portion of long-term debt	$—	$195	$1	$—	$196
Accounts payable	50	2,170	397	(2,385)	232
Employee related benefits	—	152	24	—	176
Derivative instruments	—	267	3	—	270
Other current liabilities	38	300	143	(5)	476

Current liabilities	88	3,084	568	(2,390)	1,350
Long-term debt	597	1,012	124	—	1,733
Reclamation and remediation liabilities	—	333	112	—	445
Deferred income tax liabilities	52	232	165	—	449
Employee-related benefits	—	252	21	—	273
Other long-term liabilities	247	245	2,550	(2,628)	414
Liabilities of operations held for sale	—	1	20	—	21

Total liabilities	984	5,159	3,560	(5,018)	4,685

Minority interest in subsidiaries	—	971	326	(366)	931

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	666	—	—	—	666
Additional paid-in capital	5,782	2,220	5,077	(6,501)	6,578
Accumulated other comprehensive income (loss)	378	(78)	229	(151)	378
Retained earnings	754	1,044	1,223	(2,267)	754

Total stockholders’ equity	7,580	3,186	6,590	(8,980)	8,376

Total liabilities and stockholders’ equity	$8,564	$9,316	$10,476	$(14,364)	$13,992

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2004
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$690	$90	$—	$781
Marketable securities and other short-term investments	—	790	153	—	943
Trade receivables	—	73	4	—	77
Accounts receivable	1,262	449	455	(2,036)	130
Inventories	—	208	36	—	244
Stockpiles and ore on leach pads	—	201	29	—	230
Other current assets	4	248	36	—	288

Current assets	1,267	2,659	803	(2,036)	2,693
Property, plant and mine development, net	(3)	3,757	1,382	—	5,136
Investments	—	1	385	—	386
Investments in subsidiaries	4,574	1	3,582	(8,157)	—
Long-term stockpiles and ore on leach pads	—	482	43	—	525
Deferred income tax assets	7	427	60	—	494
Other long-term assets	1,767	731	104	(2,338)	264
Goodwill	—	41	2,953	—	2,994
Assets of operations held for sale	—	33	251	—	284

Total assets	$7,612	$8,132	$9,563	$(12,531)	$12,776

Liabilities
Current portion of long-term debt	$—	$265	$21	$—	$286
Accounts payable	44	1,558	656	(2,036)	222
Employee related benefits	—	106	23	—	129
Derivative instruments	—	65	6	—	71
Other current liabilities and deferred revenue	28	222	122	3	375

Current liabilities	72	2,216	828	(2,033)	1,083
Long-term debt	—	1,191	125	—	1,316
Reclamation and remediation liabilities	—	291	127	—	418
Deferred income tax liabilities	52	224	159	25	460
Employee-related benefits	—	223	21	—	244
Other long-term liabilities and deferred revenue	247	233	2,510	(2,503)	487
Liabilities of operations held for sale	—	9	46	—	55

Total liabilities	371	4,387	3,816	(4,511)	4,063

Minority interest in subsidiaries	—	811	323	(359)	775

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	656	—	—	—	656
Additional paid-in capital	5,827	2,218	4,856	(6,377)	6,524
Accumulated other comprehensive income (loss)	147	(65)	38	27	147
Retained earnings	611	781	469	(1,250)	611

Total stockholders’ equity	7,241	2,934	5,424	(7,661)	7,938

Total liabilities and stockholders’ equity	$7,612	$8,132	$9,563	$(12,531)	$12,776

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Year Ended December 31, 2005
Operating activities:
Net income	$322	$265	$27	$(292)	$322
Adjustments to reconcile net income to net cash provided by operating activities	(253)	1,102	(13)	292	1,128
Increase (decrease) in operating assets and liabilities	8	(180)	(25)	—	(197)

Net cash provided from continuing operations	77	1,187	(11)	—	1,253
Net cash provided from (used in) discontinued operations	—	(14)	4	—	(10)

Net cash from operations	77	1,173	(7)	—	1,243

Investing activities:
Additions to property, plant and mine development	—	(854)	(372)	—	(1,226)
Additions to property, plant and mine development of discontinued operations	—	(4)	(21)	—	(25)
Investment in marketable debt and equity securities		(3,146)	(155)	—	(3,301)
Proceeds from sale of marketable debt and equity securities		3,145	213	—	3,358
Proceeds from sale of discontinued operation		—	147	—	147
Investments in affiliates	(49)	—	—	49	—
Proceeds from sale of assets and other	—	38	32	—	70

Net cash (used in) provided from investing activities	(49)	(821)	(156)	49	(977)

Financing activities:
Net borrowings	98	126	141	—	365
Dividends paid to common stockholders	(169)	—	(10)	—	(179)
Dividends paid to minority interests	—	(186)	—	—	(186)
Proceeds from stock issuance	43	—	49	(49)	43
Change in restricted cash and other	—	—	(5)	—	(5)

Net cash (used in) provided from financing activities	(28)	(60)	175	(49)	38

Effect of exchange rate changes on cash	—	(3)	—	—	(3)

Net change in cash and cash equivalents	—	289	12	—	301
Cash and cash equivalents at beginning of year	1	690	90	—	781

Cash and cash equivalents at end of year	$1	$979	$102	$—	$1,082

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Year Ended December 31, 2004
Operating activities:
Net income (loss)	$435	$448	$(31)	$(409)	$443
Adjustments to reconcile net income to net cash provided by operating activities	(332)	1,074	61	410	1,213
Change in operating assets and liabilities	—	(200)	94	(1)	(107)

Net cash provided from operating activities	103	1,322	124	—	1,549
Net cash from discontinued operations	—	3	5	—	8

Net cash from operations	103	1,325	129	—	1,557

Investing activities:
Additions to property, plant and mine development	—	(496)	(187)	—	(683)
Additions to property, plant and mine development of discontinued operations	—	(5)	(30)	—	(35)
Investments in marketable debt and equity securities	(40)	(1,497)	(183)	—	(1,720)
Proceeds from sale of marketable debt and equity securities	—	899	—	—	899
Cash recorded upon consolidation of Batu Hijau	—	82	—	—	82
Investment in affiliates	—	—	—	—
Proceeds from sale of assets and other	—	14	11	—	25

Net cash (used in) provided by investing activities	(40)	(1,003)	(389)	—	(1,432)

Financing activities:
Net borrowings	(16)	(440)	258	—	(198)
Dividends paid to common stockholders	(122)	—	(11)	—	(133)
Dividends paid to minority interests	—	(237)	—	—	(237)
Proceeds from stock issuance	78	—	—	—	78
Change in restricted cash and other	(2)	18	(1)	—	15

Net cash (used in) provided from financing activities	(62)	(659)	246	—	(475)

Effect of exchange rate changes on cash	—	(1)	3	—	2

Net change in cash and cash equivalents	1	(338)	(11)	—	(348)
Cash and cash equivalents at beginning of year	—	1,028	101	—	1,129

Cash and cash equivalents at end of year	$1	$690	$90	$—	$781

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Statement of Consolidating Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Year Ended December 31, 2003
Operating activities:
Net income (loss)	$476	$392	$471	$(863)	$476
Adjustments to reconcile net income to net cash provided by operating activities	(481)	379	(356)	863	405
Change in operating assets and liabilities	19	(15)	(240)	—	(236)

Net cash provided from operating activities	14	756	(125)	—	645
Net cash from discontinued operations	—	6	33	—	39

Net cash from operations	14	762	(92)	—	684

Investing activities:
Additions to property, plant and mine development	—	(363)	(121)	—	(484)
Additions to property, plant and mine development of discontinued operations	—	(3)	(18)	—	(21)
Investments in marketable debt and equity securities	—	(183)	(6)	—	(189)
Proceeds from sale of marketable debt and equity securities	—	—	412	—	412
Investment in affiliates	—	—	(70)	—	(70)
Proceeds from sale of assets and other	1	38	(67)	—	(28)

Net cash (used in) provided from investing activities	1	(511)	130	—	(380)

Financing activities:
Net borrowings	(1,239)	757	(187)	—	(669)
Dividends paid to common stockholders	(63)	—	(8)	—	(71)
Dividends paid to minority interests	—	(146)	—	—	(146)
Proceeds from stock issuance	1,287	—	—	—	1,287

Net cash (used in) provided from financing activities	(15)	611	(195)	—	401

Effect of exchange rate changes on cash	—	1	23	—	24

Net change in cash and cash equivalents	—	863	(134)	—	729
Cash and cash equivalents at beginning of year	—	165	235	—	400

Cash and cash equivalents at end of year	$—	$1,028	$101	$—	$1,129

NOTE 30    COMMITMENTS AND CONTINGENCIES

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss may be incurred.

Operating Segments

The Company’s operating segments are identified in Note 28. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 30 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Operations reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited and the Newmont Australia Limited matters relate to the Australia/New Zealand reportable segment.

Environmental Matters

The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2005 and December 31, 2004, $431 and $396, respectively, were accrued for reclamation costs relating to currently producing mineral properties, of which $63 and $53 are classified as current liabilities expected to be spent in 2006. See Note 12.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $77 and $75 were accrued for such obligations at December 31, 2005 and December 31, 2004, respectively. These amounts are included in Other current liabilities and deferred revenue and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 101% greater or 34% lower than the amount accrued at December 31, 2005. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Costs and expenses, Other in the period estimates are revised.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In March 2003, the EPA notified Dawn and Newmont that it had thus far expended $12 on the Remedial Investigation/Feasibility Study under CERCLA (“RI/FS”). In October 2005, the EPA issued the RI/FS on this property in which it indicated a preferred remedy estimated to cost approximately $150. Newmont and Dawn filed comments on the RI/FS with the EPA in January 2006.

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

Newmont Capital, formerly known as Franco-Nevada Mining Corporation, Inc., owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital and the EPA have entered into an agreement tolling the statute of limitations until December 31, 2006 to facilitate settlement negotiations with respect to potential claims under CERCLA. Based on Newmont Capital’s limited involvement

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

at Lava Cap, it does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action arising from this matter.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

On December 4, 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission challenging NDEP’s November 2002 decision renewing a water pollution control permit for Newmont’s Lone Tree Mine. This appeal alleges that NDEP’s renewal violated various procedural and substantive requirements under Nevada’s water quality laws. Newmont has intervened in this appeal. A hearing before the Nevada State Environmental Commission was held in February 2003 in Carson City, Nevada. At the close of the hearing, the Commission ruled in favor of NDEP on all claims, and affirmed NDEP’s renewal of the permit. Great Basin Mine Watch appealed this decision in the Nevada District Court in Carson City. At a hearing in June 2004, the judge ruled in favor of NDEP on all claims, and affirmed NDEP’s renewal of the permit. Great Basin Mine Watch filed an appeal of this decision with the Nevada Supreme Court, and on February 15, 2006, the Supreme Court affirmed the ruling of the district court in all respects. This matter is now closed.

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

PT Newmont Minahasa Raya (“PTNMR”)—80% Newmont Owned

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the prosecutor called its first witnesses in October 2005. The trial is continuing and is expected to conclude in mid-2006.

On March 9, 2005, the Indonesian Ministry of the Environment filed a civil lawsuit against PTNMR and its President Director in relation to these allegations, seeking in excess of $100 in monetary damages. In October 2005, PTNMR filed an objection to the court’s jurisdiction, contending that the Government previously agreed to resolve any disputes through out-of-court conciliation or arbitration. The Court upheld PTNMR’s objection and dismissed the case in November 2005. The Government filed a notice of appeal of this ruling. On February 16, 2006, PTNMR and the Government of the Republic of Indonesia signed an agreement settling the civil lawsuit. Under the terms of the agreement, the Government and PTNMR will nominate members to an independent scientific panel that will develop and implement a ten-year environmental monitoring and assessment program to make a definitive, scientific conclusion regarding the condition of Buyat Bay. PTNMR is required to fund specific remedial measures if, as a result of its mining operations, pollution has occurred. The

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

agreement also provides for enhanced community development programs in North Sulawesi. PTNMR will provide initial funding of $12 to cover the cost of the monitoring and community development programs. Over a ten year period, PTNMR will contribute an additional $18. The funds will be managed by an organization governed by interested stakeholders. Accountability for the fund will be ensured through yearly reports that will be made available to the public. The transparency of the scientific panel’s activities will also be assured through annual reports to the public. The agreement is expected to end the civil lawsuit against PTNMR.

Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization, confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in Buyat Bay or the health of nearby residents. The Company remains steadfast that it has not caused pollution or health problems and will continue to vigorously defend itself against these allegations. However, Newmont cannot predict the outcome of the criminal proceeding or whether additional legal actions may occur. This matter could adversely affect our ability to operate in Indonesia.

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

In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site and the defendants have collectively implemented those orders by constructing a water treatment plant, which was placed in operation in early 1992. Remaining remedial work for this area consists of water treatment plant operation and continuing environmental monitoring and maintenance activities. Newmont and Resurrection are currently responsible for 50% of these costs, but their share of such costs could increase in the event other defendants become unable to pay their share of such costs. On August 9, 2005, ASARCO LLC, the party responsible for the other 50% of these costs, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Southern District of Texas. The company is evaluating the effect that the ASARCO bankruptcy could have on its obligations.

The parties also have entered into a consent decree with respect to the remaining areas at the site, which apportions liabilities and responsibilities for these areas. The EPA has approved remedial actions for selected components of Resurrection’s portion of the site, which were initiated in 1995. The EPA has not yet selected the final remedy for the site. Accordingly, Resurrection cannot yet determine the full extent or cost of its share of the remedial action that will be required. The government agencies may also seek to recover for damages to natural resources. In March 1999, the parties entered into a Memorandum of Understanding (“MOU”) to facilitate the settlement of natural resources damages claims under CERCLA for the upper Arkansas River Basin. In January 2004, an MOU report was issued that evaluated the extent of natural resource damages and possible restoration activities that might be required, which Resurrection and other parties could potentially be required to fund.

Other Legal Matters

Minera Yanacocha—51.35% Newmont Owned

Choropampa.    In June 2000, a transport contractor of Yanacocha spilled approximately 151 kilograms of elemental mercury near the town of Choropampa, Peru, which is located 53 miles (85 kilometers) southwest of

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

the Yanacocha mine. Elemental mercury is a by-product of gold mining and was sold to a Lima firm for use in medical instruments and industrial applications. A comprehensive health and environmental remediation program was undertaken by Yanacocha in response to the incident. In August 2000, Yanacocha paid under protest a fine of 1,740,000 Peruvian soles (approximately $0.5) to the Peruvian government. Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. As compensation for the disruption and inconvenience caused by the incident Yanacocha entered into agreements with and provided a variety of public works in the three communities impacted by this incident. Yanacocha cannot predict the likelihood of additional expenditures related to this matter.

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

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in two of the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. The Superior Court of Cajamarca has granted resolutions upholding the validity of certain challenged settlement agreements. The Plaintiffs have appealed these rulings to Peru’s Supreme Court, where they remain pending. In 2005, Yanacocha entered into settlement agreements with approximately 350 additional plaintiffs.

Neither Newmont nor Yanacocha can reasonably predict the final outcome of any of the above-described lawsuits.

Conga.    Yanacocha is involved in a dispute with the Provincial Municipality of Celendin regarding the authority of that governmental body to regulate the development of the Minas Conga ore deposit. In the fourth quarter of 2004, the Municipality of Celendin enacted an ordinance declaring the area around Conga to be a mining-free reserve and naturally protected area. Yanacocha has challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas and deny the rights granted by Yanacocha’s mining concessions. Based on legal precedent established by Peru’s Constitutional Tribunal, it is reasonable to believe that Yanacocha’s mining rights will be upheld.

Minera Yanacocha has carefully evaluated the social issues and dynamics of the communities in and around the area of Conga. Yanacocha has engaged in extensive community and external affairs efforts at this early stage of the Conga project. It is Yanacocha’s current assessment that a significant percentage of the population in the communities immediately surrounding the Conga area support the project and oppose the Celendin ordinance. Yanacocha will continue to engage actively with these communities during the process of permitting the project, and will expand its outreach efforts to communities in the surrounding region. It will continually monitor and evaluate conditions in the area and any resulting impact on Yanacocha’s ability to successfully permit and develop the Conga deposit.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

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

Newmont Mining Corporation

On June 8, 2005, UFCW Local 880—Retail Food Employers Joint Pension Fund filed a putative class action in the federal district court in Colorado purportedly on behalf of purchasers of Newmont Mining Corporation (“Newmont”) publicly traded securities between July 28, 2004 and April 26, 2005. The action names Newmont, Wayne W. Murdy, Pierre Lassonde and Bruce D. Hansen as defendants. Substantially similar purported class actions were filed in the same court on June 15, 2005 by John S. Chapman and on June 20, 2005 by Zoe Myerson. Each of these complaints alleges, among other things, that Newmont and the individual defendants violated certain antifraud provisions of the federal securities laws by failing to disclose alleged operating deficiencies. The complaints seek unspecified monetary damages and other relief. In October, 2005, the court consolidated these cases. While Newmont and its officers who are named defendants deny the claims made and intend to vigorously defend against the claims, we cannot reasonably predict the final outcome of these cases.

On June 14, 2005, June 30, 2005 and July 1, 2005, purported derivative actions were filed, on behalf of Newmont, by Doris Staehr, Frank J. Donio and Jack G. Blaz, respectively, in the federal district court in Colorado against certain of Newmont’s current and former directors and officers. Each action alleges that certain of these defendants breached their fiduciary duties by engaging in insider trading and misappropriation of information, and that all defendants breached their fiduciary duties and engaged in conduct that constituted abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with, among other things, failing to disclose alleged operating deficiencies and failing to prevent alleged violations of environmental laws in Indonesia. The plaintiffs seek, on behalf of Newmont, among other remedies, all damages sustained by the Company as a result of the allegedly improper conduct. In November 2005, the court consolidated these cases and in December 2005 the court appointed a lead plaintiff. While Newmont and its officers and directors who are named defendants deny the claims made and intend to vigorously defend against the claims, we cannot reasonably predict the final outcome of these cases.

In a related development, on January 13, 2006, a purported Newmont shareholder sent to the Board of Directors a letter demanding the Company take action against the defendants in the purported derivative actions with respect to the matters alleged in the derivative complaints. The Board has taken the demand under consideration.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. Related to these disputes, as of December 31, 2005 and December 31, 2004, the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $220 and $306, respectively, classified in Other long-term liabilities and deferred revenue. These amounts represents what the Company believes will be the probable outcome of such disputes for all tax years for which additional income taxes can be assessed. The amounts accrued for these disputes are reviewed periodically based upon facts and circumstances available at the time.

Other Commitments and Contingencies

In a 1993 asset exchange, a wholly-owned subsidiary transferred a coal lease under which the subsidiary had collected advance royalty payments totaling $484. From 1994 to 2018, remaining advance payments under the lease to the transferee total $390. If title failure as stated in the lease occurs, this subsidiary has a primary obligation to refund previously collected payments and has a secondary obligation to refund any of the $390 collected by the transferee, if the transferee fails to meet its refund obligation. The subsidiary has title insurance on the leased coal deposits of $240 covering the secondary obligation. The Company and the subsidiary regard the circumstances entitling the lessee to a refund as remote.

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $4 for 2006, $20 for 2007, $18 for 2008 and $89 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2005 and December 31, 2004, there were $386 and $357, respectively, of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 9). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Under the Batu Hijau Contract of Work with the Indonesian government, beginning in 2005, and continuing through 2010, a portion of each foreign shareholders’ equity interest in the project must be offered for sale to the Indonesian government or to Indonesian nationals. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern. An Indonesian national currently owns a 20% equity interest in Batu Hijau, which requires the Newmont/Sumitomo partnership to offer a 3% interest in 2006. Pursuant to this provision of the Batu Hijau Contract of Work, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

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

See Notes 2 and 23 for additional information concerning deferred stripping.

Details of deferred stripping with respect to certain of the Company’s open pit mines are as follows (unaudited):

	Nevada(4)			La Herradura(5)
	2005	2004	2003	2005	2004	2003
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
–Stripping ratio(1)	126.6	126.5	125.0	146.9	149.1	146.4
–Average ore grade(2)	0.046	0.051	0.049	0.034	0.034	0.030
Actuals for Year
–Stripping ratio(1)	139.1	154.3	124.9	193.0	156.1	157.4
–Average ore grade(2)	0.053	0.059	0.075	0.029	0.026	0.026
Remaining Mine Life (years)(3)	16	10	9	4	4	5

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Tanami(6)			Kalgoorlie(7)
	2005	2004	2003	2005	2004	2003
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
—Stripping ratio(1)	N/A	82.3	48.8	100.1	110.9	114.8
—Average ore grade(2)	N/A	0.160	0.160	0.061	0.061	0.065
Actuals for Year
—Stripping ratio(1)	N/A	52.3	63.5	116.3	102.9	112.2
—Average ore grade(2)	N/A	0.130	0.108	0.062	0.063	0.063
Remaining Mine Life (years)(3)	N/A	1	1	12	13	13

	Martha(8)			Ovacik(9)
	2005	2004	2003	2005	2004	2003
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
—Stripping ratio(1)	18.8	26.1	32.1	N/A	41.6	34.9
—Average ore grade(2)	0.114	0.107	0.103	N/A	0.385	0.356
Actuals for Year
—Stripping ratio(1)	12.9	31.7	29.5	N/A	57.0	40.4
—Average ore grade(2)	0.143	0.091	0.089	N/A	0.298	0.374
Remaining Mine Life (years)(3)	1	3	3	N/A	2	2

	Batu Hijau(10)
	2005	2004	2003
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
—Stripping ratio(1)	0.20	0.22	N/A
—Average ore grade(2)	4.93	4.63	N/A
Actuals for Year
—Stripping ratio(1)	0.21	0.16	N/A
—Average ore grade(2)	4.74	6.22	N/A
Remaining Mine Life (years)(3)	13	14	N/A

(1)	Total tons to be mined in future divided by total ounces of gold or total pounds of copper equivalent to be recovered in future, based on proven and probable reserves. Pounds of copper equivalent equate to copper pounds plus gold ounces converted to copper pounds on an equivalent revenue basis.
(2)	Total tons mined divided by total ounces of gold recovered or total pounds of copper equivalent recovered.
(3)	Remaining mine life (years) is as of January 1st of the year being presented and is based on the then current life-of-mine plan.
(4)	The actual stripping ratio and average ore grade are higher than the life-of-mine. The stripping ratio will increase when operations commence at Phoenix.
(5)	The actual stripping ratio is higher in 2005 primarily due to increased waste tons being mined. La Herradura is included in the Company’s Other Operations reportable segment.
(6)	Open pit operations at Tanami were completed in 2004. Tanami is included in the Australia/New Zealand reportable segment.
(7)	The actual stripping ratio is higher in 2005 primarily due to increased waste tons being mined. Kalgoorlie is included in the Australia/New Zealand reportable segment.
(8)	The actual stripping ratio is lower in 2005 primarily due to the higher average ore grade. Martha is included in the Australia/New Zealand reportable segment.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(9)	Ovacik suspended mine operations in August 2004 and was sold in March 2005. Ovacik was included in the Other Operations reportable segment.
(10)	The actual stripping ratio in 2005 is significantly higher than the prior year, primarily a result of the lower average ore grade. The average ore grade in 2005 was impacted as several small pit wall failures limited access to high-grade ore in the bottom of the pit during the first quarter.

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$945	$998	$1,158	$1,305
Gross profit(1)	$245	$292	$407	$498
Income from continuing operations	$85	$88	$128	$73
Loss from discontinued operations	$(1)	$(38)	$(2)	$(11)
Net income applicable to common shares	$84	$50	$126	$62
Income from continuing operations, per common share, basic	$0.19	$0.20	$0.29	$0.16
Loss from discontinued operations, per common share, basic	$—	$(0.09)	$(0.01)	$(0.02)

Net income per common share, basic	$0.19	$0.11	$0.28	$0.14

Income from continuing operations, per common share, diluted	$0.19	$0.19	$0.29	$0.16
(Loss) income from discontinued operations, per common share, diluted	$—	$(0.08)	$(0.01)	$(0.02)

Net income per common share, diluted	$0.19	$0.11	$0.28	$0.14

Basic weighted-average shares outstanding	446	446	446	447
Diluted weighted-average shares outstanding	448	449	449	450
Dividends declared per common share	$0.10	$0.10	$0.10	$0.10
Closing price of common stock	$42.25	$39.03	$47.17	$53.40

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$1,098	$976	$1,139	$1,198
Gross profit(1)	$364	$284	$414	$471
Income from continuing operations	$130	$42	$131	$150
(Loss) income from discontinued operations	$4	$(5)	$(2)	$40
Cumulative effect of a change in accounting principle, net of tax	$(47)	$—	$—	$—
Net income applicable to common shares	$87	$37	$129	$190
Income from continuing operations, per common share, basic	$0.29	$0.09	$0.30	$0.34
(Loss) income from discontinued operations, per common share, basic	$0.01	$(0.01)	$—	$0.09
Cumulative effect of a change in accounting principle, net of tax, per common share, basic	$(0.11)	$—	$—	$—

Net income per common share, basic	$0.19	$0.08	$0.30	$0.43

Income from continuing operations, per common share, diluted	$0.29	$0.09	$0.30	$0.33
(Loss) income from discontinued operations, per common share, diluted	$0.01	$(0.01)	$—	$0.09
Cumulative effect of a change in accounting principle, net of tax, per common share, diluted	$(0.11)	$—	$—	$—

Net income per common share, diluted	$0.19	$0.08	$0.30	$0.42

Basic weighted-average shares outstanding	443	443	444	445
Diluted weighted-average shares outstanding	447	446	447	448
Dividends declared per common share	$0.05	$0.075	$0.075	$0.10
Closing price of common stock	$46.63	$38.76	$45.53	$44.41

(1)	Revenues less Costs applicable to sales and Depreciation, depletion, and amortization.

Significant after-tax adjustments were as follows:

Fourth quarter 2005: (i) $41 ($0.09 per share, basic) goodwill impairment charge at Nevada; (ii) a $26 ($0.06 per share, basic) non-cash write-own of long-lived assets; (iii) an $18 ($0.04 per share, basic) charge for litigation costs and settlement provision; (iv) a $16 ($0.03 per share, basic) reclamation estimate charge; (v) an $11 ($0.02 per share, basic) net gain on the sale of Oxiana shares; and (vi) a $6 ($0.01 per share, basic) net gain adjustment to the QMC loan receivable valuation allowance;

Third quarter 2005: (i) $25 ($0.06 per share, basic) gain on the sale of the Kinross Gold Corporation stock; and (ii) a $15 ($0.03 per share, basic) expense for environmental litigation and reclamation costs at Minahasa in Indonesia;

Second quarter 2005: $30 ($0.07 per share, basic) impairment at Golden Grove in Australia;

First quarter 2005: (i) $20 ($0.04 per share, basic) gain on the sale of the Mezcala property in Mexico; and (ii) a $19 ($0.04 per share, basic) net tax benefit from changes in Australian tax law;

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Fourth quarter 2004: (i) $52 ($0.12 per share, basic) goodwill impairment charge at Pajingo; (ii) a $9 ($0.02 per share, basic) non-cash writedown of long-lived assets; (iii) an $16 ($0.04 per share, basic) non-cash reclamation estimate gain; (iv) a $3 ($0.01 per share, basic) non-cash net gain on the disposition of Perama and QMC; and (v) a $71 ($0.16 per share, basic) net tax benefit resulting from the release of tax valuation allowances, tax true-ups and the filing of a consolidated tax return in Australia.

Second quarter 2004: (i) $32 ($0.07 per share, basic) non-cash charge for an other-than-temporary decline in the Company’s investment in Kinross Gold Corporation; and (ii) a $16 ($0.04 per share, basic) non-cash write-down of long-lived assets at Ovacik in Turkey;

First quarter 2004: $47 ($0.10 per share, basic) non-cash charge to recognize the cumulative effect of a change in accounting principle to reflect conforming accounting policies upon consolidation of Batu Hijau.

NOTE 32    SUBSEQUENT EVENTS

In January 2006, Newmont acquired Kenbert Mining’s 15% interest in the Akyem project, bringing Newmont’s interest to 100%.

In January 2006, the International Finance Corporation approved $125 in project financing for the Ahafo project. The financing is subject to satisfactory final documentation and syndication to commercial banks. The Company expects to close and draw down on the facility prior to mid-year.

On February 15, 2006, Newmont entered into an agreement to acquire Newcrest Mining Limited’s 22.22% interest in the Boddington Project in Western Australia. Consideration for the purchase is A$225 plus applicable stamp duty and similar costs. When the transaction closes, Newmont’s interest in Boddington will increase to two-thirds. Closing of the transaction is subject to Australian Foreign Investment Review Board and Western Australia Ministry of Mines approval, which is expected by April 2006.

On February 16, 2006, PTNMR and the Government of the Republic of Indonesia signed an agreement settling a civil lawsuit brought by the Republic of Indonesia. Under the terms of the agreement, the Government and PTNMR will nominate members to an independent scientific panel that will develop and implement a ten-year environmental monitoring and assessment program to make a definitive, scientific conclusion regarding the condition of Buyat Bay. PTNMR is required to fund specific remedial measures if, as a result of its mining operations, pollution has occurred. The agreement also provides for enhanced community development programs in North Sulawesi. PTNMR will provide initial funding of $12 to cover the cost of the monitoring and community development programs. Over a ten year period, PTNMR will contribute an additional $18. The Company has accrued $24, representing the present value of these obligations at December 31, 2005. The funds will be managed by an organization governed by interested stakeholders. Accountability for the fund will be ensured through yearly reports that will be made available to the public. The transparency of the scientific panel’s activities will also be assured through annual reports to the public. The agreement is expected to end the civil lawsuit against PTNMR.

On February 27, 2006, Newmont announced that it will proceed with the development of the Boddington Project in Western Australia with AngloGold Ashanti Limited (“AngloGold”). AngloGold has also approved Boddington’s development. Construction of the Boddington Project is expected to cost Newmont approximately $900 to $1,000, with initial production expected in late 2008. The project has a current estimated mine life of more than 15 years, with Newmont’s share of annual production expected to be approximately 700,000 ounces for the first five years of production and average approximately 600,000 ounces over the life of the project.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Information concerning Newmont’s directors, Audit Committee Financial Experts, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Newmont’s executive officers is set forth under Item 4A of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2006 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2005 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	7,885,782	(3)	$36.28	18,963,560	(4)
Equity compensation plans not approved by security holders	1,314,068	(5)	$23.21	-0-
TOTAL	9,199,850		$32.76	18,963,560

(1)	Shares of restricted stock granted under the 1999 Employees Stock Plan and 2005 Stock Incentive Plan are not listed in the table because such shares are currently issued and outstanding. The shares of restricted stock vest over three or more years and transfer restrictions expire upon vesting. Holders of shares of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. The weighted average exercise price does not take these awards into account.

Director stock units awarded under the 2005 Stock Incentive Plan are listed in the table. Non-employee directors receive director stock units unless an election to receive common stock is made prior to the year in which the award is made. Holders of director stock units are not entitled to vote the underlying shares or to receive any dividends declared on the shares. Upon the retirement of the non-employee director, and the holder of director stock units is entitled to receive one share of Newmont common stock for each director stock unit.

Restricted stock units awarded under the 1999 Employees Stock Plan are listed in the table. Restricted stock units are awarded to employees in certain foreign jurisdictions. Prior to vesting, a holder of restricted stock units does not have the right to vote the underlying shares or receive any dividends. The restricted stock units vest in three equal increments over three years. Upon vesting, the holder of restricted stock units is entitled to receive one share of Newmont common stock for each restricted stock unit. No additional grants or awards will be made under this plan.

(2)	Newmont’s 2005 Stock Incentive Plan was approved by the stockholders on April 27, 2005. A maximum of 20,000,000 shares of Newmont’s Common Stock were authorized to be issued under this plan. Out of this maximum number of shares, no more than 10,000,000 shares may be awarded as restricted stock or other stock-based awards and no more than 1,000,000 shares may be awarded as non-employee director stock awards.
(3)	This number includes stock issuable upon vesting of outstanding stock awards and deferred stock awards, and director stock awards, granted under the 2005 Stock Incentive Plan of 1,009,816 shares and 12,672 director stock units, respectively. This number also includes 6,857,702 shares and 5,592 shares issuable upon vesting of outstanding stock awards and deferred stock awards granted under the 1996 Employees Stock Plan and stock awards under the 2000 Non-Employee Director Stock Plan, respectively. No additional stock awards will be made under the 1996 Employees Stock Plan and the 2000 Non-Employee Director Stock Plan.

Upon the vesting of a deferred stock award, the holder is entitled to the issuance of the number of shares of common stock specified in the award, less applicable taxes, without the payment of any consideration by the employee.

This number does not include 593,281 shares of common stock issuable upon exercise of outstanding options granted under certain equity plans assumed by Newmont in acquisitions. The weighted average exercise price of outstanding options granted under the assumed plans as of December 31, 2005 was $35.93. Newmont cannot grant any additional options or awards under these assumed plans.

(4)	Securities remaining available for future issuance under the 2005 Stock Incentive Plan. No additional grants or awards will be made under the 1996 Employees Stock Plan, 1999 Employees Stock Plan and 2000 Non-Employee Director Stock Plan.
(5)	Shares of common stock issuable upon exercise of outstanding options granted under the 1999 Employees Stock Plan. No additional grants or awards will be made under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2006 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2006 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 24, 2006, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 81 above.

Financial Statement Schedules

Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

R EPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Partners of Nusa Tenggara Partnership V.O.F.:

In our opinion, the accompanying consolidated balance sheet and the related statements of consolidated operations and comprehensive income (loss), changes in partners’ equity and of cash flows, present fairly, in all material respects, the financial position of Nusa Tenggara Partnership V.O.F. (a Dutch General Partnership) and its subsidiary at December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

February 27, 2004

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of United States dollars)

Year Ended December 31, 2003
Revenues
Concentrate sales
Contained copper	$522,718
Third-party treatment and refining costs	(98,045)

424,673

Costs and expenses
Production costs (exclusive of depreciation, depletion and amortization shown separately below)	68,564
Depreciation, depletion and amortization	125,917
Exploration	1,455
Other	33

195,969

Other income (expense)
Interest income and other	2,811
Interest expense	(49,424)

(46,613)

Pre-tax income before cumulative effect of a change in accounting principle	182,091
Income tax expense	(67,079)

Income before cumulative effect of a change in accounting principle	115,012
Cumulative effect of a change in accounting principle, net of tax of U.S.$1.4 million	(14,218)

Net income	$100,794

Other comprehensive (loss) income	(3,490)

Comprehensive income	$97,304

NUSA TENGGARA PARTNERSHIP V.O.F.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of United States dollars)

At December 31, 2003
ASSETS
Cash and cash equivalents	$82,232
Accounts receivable from affiliates	318
Metal sales receivables	54,601
Value added taxes receivable	4,279
Receivable—Advance NIL	17,856
Receivable—Advance NTMC	13,888
Inventories	82,757
Stockpiles	2,195
Deferred income tax assets	50,792
Other	16,040

Current assets	324,958
Stockpiles	287,220
Property, plant and mine development, net	1,585,124
Intangible mineral interests, net	176,349
Senior debt reserve account	60,939
Debt issuance costs	22,874
Other	1,037

Total assets	$2,458,501

LIABILITIES
Current portion of long-term debt	$86,730
Related party debt and interest	258,182
Accounts payable and accrued expenses	86,331
Accounts payable—affiliates (see Notes 8 and 16)	115,522
Taxes payable	4,279

Current liabilities	551,044
Long-term debt	653,082
Reclamation and remediation liabilities	47,492
Provision for retirement benefit	3,321
Deferred income taxes	55,931
Deferred stripping costs	69,905

Total liabilities	1,380,775

Commitments and contingencies (see Notes 2, 15, 16 and 17)

PARTNERS’ EQUITY
Capital account—Newmont Indonesia Limited (“NIL”)	607,816
Capital account—Nusa Tenggara Mining Corporation (“NTMC”)	472,745
Accumulated other comprehensive (loss) income	(2,835)

Total partners’ equity	1,077,726

Total liabilities and partners’ equity	$2,458,501

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

NUSA TENGGARA PARTNERSHIP V.O.F.

STATEMENTS OF CONSOLIDATED CASH FLOW

(Amounts in thousands of United States dollars)

Year Ended December 31, 2003
Operating activities:
Net income	$100,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	125,917
Accretion of accumulated reclamation obligations	6,388
Loss on disposal of fixed assets	174
Amortization of deferred stripping costs, net	3,157
Amortization of debt issuance costs	6,598
Write-down of stockpiles and inventories	2,539
Cumulative effect of change in accounting principle, net of tax	14,218
Deferred income tax expense	66,443
(Increase) decrease in operating assets:
Accounts and other receivables	14,061
Stockpiles and inventories	(75,014)
Other assets	(7,796)
Increase in operating liabilities:
Accounts payable and accrued expenses	12,717
Other liabilities	744

Net cash provided by operating activities	270,940

Investing activities:
Additions to property, plant and mine development	(35,652)

Net cash used in investing activities	(35,652)

Financing activities:
Repayments of long-term debt	(195,959)
Senior debt reserve account	(38,770)
Advance to Newmont Indonesia Limited	(17,856)
Advance to Nusa Tenggara Mining Corporation	(13,888)

Net cash used in financing activities	(266,473)

Net decrease in cash and cash equivalents	(31,185)
Cash and cash equivalents at beginning of year	113,417

Cash and cash equivalents at end of year	$82,232

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

NTP was formed to develop and mine the Batu Hijau copper/gold deposit located in Sumbawa, Nusa Tenggara Barat, Indonesia. Proven and probable reserves totaled 11.9 billion (unaudited) pounds of copper and 13.4 million (unaudited) ounces of gold at December 31, 2003. Operations commenced in the fourth quarter of 1999, with initial sales of concentrate in December 1999. Copper sales totaled 610.4 million pounds and gold sales totaled 584,672 ounces for 2003. The cost for the initial development of the open pit mine, mill and infrastructure, including employee housing, a port, electrical generation facilities, interest during construction and working capital was approximately U.S.$1.83 billion. Based on proven and probable reserves at December 31, 2003, mining will be completed in approximately 14 years and processing of stockpiles will be completed in approximately 27 years.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

NTP’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of NTP’s Consolidated Financial Statements requires NTP to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The most significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production (“UOP”) depreciation, depletion and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable copper and gold in stockpiles; asset impairments (including impairments of long-lived assets); write-downs of inventory to net realizable value; post-employment, postretirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. NTP bases its estimates on NTP’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

As described in Note 1, PTPI owns a 20% carried interest in PTNNT. PTNNT’s total paid-in capital was U.S.$683.4 million at December 31, 2003. PTPI’s share of such capital was funded with loans from NIL and NTMC, through NTP, and totaled U.S.$136.7 million at December 31, 2003. These loans are subject to interest at the six-month SIBOR rate plus 2%. PTPI agreed to assign 70% of its rights to dividends from PTNNT to repay such loans, including interest, pursuant to an Acknowledgement of Indebtedness and Assignment of Dividends agreement with NIL. Interest accrued under these loans is fully covered by an allowance until recoverability of such interest is determined.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NTP evaluated the impact FIN 46R will have on its financial statements for any VIE created before December 31, 2003. NTP has identified PTNNT as a VIE because of certain capital structures and contractual relationships. In addition, NTP has identified Newmont as the primary beneficiary of PTNNT. As a result, effective January 1, 2004 on adoption of FIN 46R, NTP will no longer consolidate PTNNT and will account for its interest in PTNNT using the equity method.

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

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account metal price changes, based upon the month-end spot price and metal quantities upon receipt of the final assay and weight certificates, if different from the initial certificate. Effective January 1, 2002, PTNNT changed its methodology to mark-to-market its provisional sales based on the forward price for the estimated month of settlement. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement. In addition, in the event of a significant decline in metal prices between the provisional pricing date and the final settlement-pricing period, it is reasonably possible that PTNNT would be required to return a portion of the sales proceeds received based on the provisional invoice. For the year ended December 31, 2003 PTNNT had recorded revenues of U.S.$95.7 million, which were subject to final pricing adjustments. The average price adjustment for copper was 5.07% for the year ended December 31, 2003. The average price adjustment for gold was 1.13% for the year ended December 31, 2003.

PTNNT’s sales based on a provisional sales price contain an embedded derivative which is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward LME price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. At December 31, 2003, PTNNT had consolidated embedded copper derivatives on 91.5 million pounds recorded at an average price of U.S.$1.04 per pound. A one-cent movement in the average price used for these derivatives would have an approximate U.S.$0.6 million impact on PTNNT’s net income for the year ended December 31, 2003.

Sales of gold and silver by-products for the year ended December 31, 2003 were U.S.$217.3 million. Revenue from the sale of gold and silver by-products is credited to production costs in the determination of net income for each period presented. These by-product commodities represented 51% of revenues and reduced production costs by 76% for the year ended December 31, 2003. Gold and silver revenues, which are recorded as by-product credits, are significant to the economics of the Batu Hijau operation.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NTP has classified these costs as Deferred stripping costs on the Consolidated Balance Sheets. The total deferred stripping liability as of December 31, 2003 was U.S.$69.9 million. Additions (deductions) to deferred stripping costs are included as a component of Movement of deferred stripping costs, net in Operating activities in the Statements of Consolidated Cash Flow. Net additions (deductions) to the deferred stripping costs liability for the year ended December 31, 2003 were U.S.$3.2 million.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive (Loss) Income

In addition to net income, comprehensive (loss) income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The U.S.$3.5 million Other comprehensive loss in 2003 represents the change in the fair value of derivative instruments that qualify as cash flow hedges.

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

NOTE 4    STOCKPILES AND INVENTORIES

At December 31, 2003
(in thousands of U.S.$)
Current:
Stockpiles and ore at crusher	$1,967
Concentrate inventory	228
Materials and supplies	82,757

Total current stockpiles and inventories	$84,952

Non-Current:
Stockpiles	$287,220

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5    PROPERTY, PLANT AND MINE DEVELOPMENT

At December 31, 2003
(in thousands of U.S.$)
Machinery and equipment	$1,422,551
Buildings and infrastructure	445,463
Mine development	157,641
Construction-in-progress	12,180
Asset retirement cost	24,980

2,062,815
Accumulated depreciation, depletion and amortization	(477,691)

Property, plant and mine development—net	$1,585,124

NOTE 6    INTANGIBLE MINERAL INTERESTS

At December 31, 2003
(in thousands of U.S.$)
Intangible mineral interests	$219,508
Accumulated amortization	(43,159)

Intangible mineral interests—net	$176,349

These intangible mineral interests are amortized over proven and probable reserves, have no residual value and a weighted average life of 27 years. Total amortization expense for the year ended December 31, 2003 was U.S.$11.9 million. The estimated aggregate amortization expenses through 2008 are as follows (based on the current mine plan):

Year ended December 31,	Amount
(in millions)
2004	$14.0
2005	11.3
2006	9.6
2007	11.9
2008	9.2

NOTE 7    DEFERRED STRIPPING

Movements in the deferred stripping costs liability balance were as follows:

Year Ended December 31, 2003
(in thousands of U.S.$)
Opening balance	$66,748
Amortization	(9,857)
Additions	13,014

Closing balance	$69,905

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8    ACCOUNTS PAYABLE—AFFILIATES

Details of accounts payable—affiliates were as follows:

At December 31, 2003
(in thousands U.S.$)
Long term:
Technology and Know-How Agreement Royalties—NTL	$—
Technology and Know-How Agreement Royalties—Sumitomo	—

—
Short term:
Technology and Know-How Agreement Royalties—NTL	64,436
Technology and Know-How Agreement Royalties—Sumitomo	50,117
Consulting Services Agreement—NISL	329
Payroll Agency Agreements—NIIL and NGELP	640
Consulting Services Agreement—NPN	—

115,522

Total	$115,522

Following repayment of principal amounts previously deferred under the Senior Debt (see Note 10) during 2003, the accounts payable-affiliates amounts were reclassified from long-term to short-term.

NOTE 9    INCOME TAXES

NTP’s Indonesian income tax expense consisted of:

Year Ended December 31, 2003
(in thousands of U.S.$)
Current	$(636)
Deferred	(66,443)

Total expense	$(67,079)

NTP’s income tax expense differed from the amounts computed by applying the COW corporate income tax statutory rate for PTNNT for the following reasons:

Year Ended December 31, 2003
(in thousands of U.S.$)
Indonesian corporate income tax benefit at COW rate	$(63,732)
Interest expense to partners	2,788
Valuation allowance on deferred tax assets	170
Amortization of capitalized interest & mineral interests	(2,761)
Other	(2,908)

Income tax expense	(66,443)
Income withholding tax	(636)

Total expense	$(67,079)

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other comprehensive income (loss) for the year ended December 31, 2003 is net of U.S.$1.9 million benefit of deferred income taxes which is not reflected above.

Components of NTP’s net deferred income tax assets (liabilities) are as follows:

At December 31, 2003
(in thousands of U.S.$)
Deferred tax assets:
Net operating loss carry-forwards	$249,562
Deferred stripping costs	24,467
Reclamation	13,598
Provision for retirement benefit	1,162
Inventories	19,080
Other	1,526

Gross deferred tax assets:	309,395
Valuation allowance for deferred tax assets	(3,164)

Net deferred tax assets	306,231

Deferred tax liabilities:
Depreciation	(311,370)

Deferred tax liabilities	(311,370)

Net deferred tax (liabilities) assets	$(5,139)

Primarily based on estimates of future sources of taxable income, NTP believes that it, more likely than not, will utilize U.S.$306.2 million of the U.S.$309.4 million of deferred income tax assets at December 31, 2003.

At December 31, 2003
(in thousands of U.S.$)
Net deferred tax assets (liabilities):
Current	$50,792
Non-current	(55,931)

Net deferred tax (liabilities) assets	$(5,139)

The net operating fiscal loss (income) carry-forward amount and the expiration year are as follows:

Tax year ended December 31,	Year of expiration	Amount
	(in millions of U.S.$)
2000	2008	$451.1
2001	2009	274.5
2002	2010	108.6
2003	N/A	(121.2)

Net operating fiscal loss carry-forward		$713.0

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10    DEBT

Senior Debt

On July 30, 1997, PTNNT entered into a U.S.$1.0 billion project financing facility for the Batu Hijau project (“Senior Debt”) which falls under the Common Security Agreement (“CSA”) between the senior lenders and PTNNT. U.S.$739.8 million was outstanding as of December 31, 2003. The Senior Debt is comprised of commitments from three export-credit agencies. The completion tests associated with this debt were satisfied during the fourth quarter of 2000 making the Senior Debt non-recourse to Newmont and Sumitomo. The assets of PTNNT are pledged for the debt. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial Bank Loan

On May 14, 2001, PTNNT borrowed U.S.$22.5 million from a commercial bank to fund a credit financing fee for the Senior Debt transaction with US Exim as described above. This borrowing is unsecured and was due in May 2005. The interest rate was based on the semi-annual LIBOR rate, and the weighted average interest rate was approximately LIBOR plus 2%. The weighted average interest rate was 2.9% during 2003. The loan was repaid in November 2003.

Loans and Accrued Interest To Partners

In 1999, PTNNT entered into separate shareholder subordinated loan agreements with NIL and NTMC (“Sponsor Loans”) under which U.S.$195.6 million of principal was outstanding at December 31, 2003. U.S.$9.5 million of accrued interest related to the Sponsor Loans was outstanding at December 31, 2003. U.S.$20.8 million of the accrued interest was converted to Partners’ equity during 2001. Borrowings under Sponsor Loans are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms. The interest rate is based on the annual Singapore InterBank Offering Rate (“SIBOR”) and the interest rate on any unpaid interest is based on the annual SIBOR rate plus 1%. The weighted average interest rate during 2003 was 1.4% and at December 31, 2003 was 1.3%. Payments of Sponsor Loan principal and interest are Restricted Payments under provisions of the Senior Debt.

On January 5, 2000, PTNNT entered into separate shareholder subordinated loan agreements (“Second Sponsor Loans”) with NIL and NTMC under which U.S.$53 million of principal was outstanding at December 31, 2003. U.S.$0.1 million interest related to the Second Sponsor Loans was outstanding at December 31, 2003. U.S.$4.5 million of the accrued interest was converted to Partners’ equity during 2001. The terms of the Second Sponsor Loans are similar to the Sponsor Loans described above where (i) borrowings are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms; (ii) interest rates are based on the annual SIBOR rate for principal and the annual SIBOR rate plus 1% for unpaid accrued interest; and (iii) loan repayments and interest are Restricted Payments under provisions of the Senior Debt. The weighted-average interest rate during 2003 was 1.4%, and at December 31, 2003 the interest rates was 1.3%.

Effective January 1, 2004, PTNNT entered into Amendments 1 and 2 (“Amendments”) to the shareholder subordinated loan agreements (Sponsor Loans and Second Sponsor Loans) with NIL and NTMC. Under the terms of the Amendments annual interest rates are to be based on SIBOR rate plus 3% for principal and SIBOR rate plus 4% for any unpaid accrued interest.

On July 15, 2002, PTNNT entered into a working capital loan agreement with Newmont and Sumitomo Corporation Capital Asia Pty Ltd. The U.S.$35 million loan facility is available through July 14, 2005. Repayments of principal and interest are not considered Restricted Payments under the terms of the Senior Debt discussed above. The loan is available for one-, two-, or three-month periods at the option of PTNNT. The interest rate is based on the three-month SIBOR plus 2%. However, if any principal amount is not paid by the due date, the interest rate is based on the three-month SIBOR plus 4%. The loan balance at December 31, 2003 was zero.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below presents the impact of the accounting change for year ended December 31, 2003 (in thousands of U.S.$):

Year Ended December 31, 2003
(Decrease) increase to net income (loss)
Production costs	$1,392
Depreciation, depletion, and amortization	(5,045)
Income tax benefit	1,279

Net decrease in income (loss) before cumulative effect of a change in accounting principle	$(2,374)

NOTE 12    STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31, 2003
(in thousands U.S.$)
Net income	$100,794

Other comprehensive income (loss):
Changes in fair value of cash flow hedge instruments, net of tax of $(1,879)	(3,490)

Comprehensive income	$97,304

NOTE 13    MAJOR CUSTOMERS AND EXPORT SALES

PTNNT sells its concentrates primarily pursuant to long-term sales agreements. As a percentage of concentrate sales (copper sales net of treatment and refining charges), 96% of concentrate sales were pursuant to such contracts during 2003. Three of these agreements each accounted for more than 10% of sales in 2003 at

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S.$60.3 million, U.S.$55.3 million and U.S.$53.2 million, respectively, and together accounted for 39% of concentrate sales. Concentrate sales were made to three related parties during 2003 and the associated metal sales receivables at December 31, 2003 as follows:

Year Ended December 31, 2003
(in thousands U.S.$)
Concentrate sales
Sumitomo Metal Mining Co., Ltd.	$31,890
Mitsubishi Materials Corporation	55,265
Furukawa Co., Ltd.	20,791

$107,946

At December 31, 2003
(in thousands U.S.$)
Associated metals sale receivables
Sumitomo Metal Mining Co., Ltd.	$4,079
Mitsubishi Materials Corporation	7,276
Furukawa Co., Ltd.	6,085

$17,440

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

Charges under these agreements totaled U.S.$15.5 million during 2003. The associated liabilities at December 31, 2003 of U.S.$114.6 million was included in Accounts payable—affiliates (Note 8).

Consulting Services Agreements

In July 1996, PTNNT entered into a Consulting Services Agreement with Newmont International Services Limited (“NISL”), a subsidiary of Newmont, whereby NISL agreed to provide certain support; advisory and consulting services related to general project engineering, control and development; procurement advice and implementation; contract negotiation support; general construction advice and support; operations management support; tax and legal planning; general and administrative services; and management and business support services. NISL provides these services primarily outside of the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NISL for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled U.S.$11.7 million in 2003 and U.S.$3.8 million in 2002, and Accounts payable—affiliates included U.S.$0.3 million at December 31, 2003 (see Note 8).

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PTNNT has a similar Consulting Services Agreement with NTMC. Pursuant to this agreement, charges totaled U.S.$0.7 million in 2003. There were no Accounts payable—affiliates at December 31, 2003.

In June 1999, PTNNT entered into a Consulting Services Agreement with Newmont Pacific Nusantara (“NPN”), a subsidiary of Newmont, whereby NPN agreed to provide legal, tax, government relations and public relations support. NPN provides these services primarily in the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NPN for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled U.S.$2.0 million in 2003.

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

Under the terms of these agreements, PTNNT reimburses the agents for salaries, related employee benefits and other reasonable expenses and pays a fee of U.S.$20 for each salary payment made. Agency payments totaled U.S.$11.9 million in 2003, and Accounts payable—affiliates included U.S.$0.6 million at December 31, 2003 (see Note 8).

Maintenance and Repair Cost Agreements

During 1999, PTNNT entered into long-term Maintenance and Repair Cost agreements (“MARC”) with P.T. Trakindo Utama (“Trakindo”), an unrelated Indonesian company, to provide maintenance on PTNNT’s Caterpillar equipment at a fixed cost per operating hour. Under the terms of the MARC agreements, Trakindo will provide all normal “wear and tear” parts and labor necessary to perform maintenance and repairs on such equipment. Inception-to-date contract expenditures charged for such services were U.S.$119.6 million with the future value of the contracts amounting to U.S.$190.7 million. The contracts are effective through December 31, 2007. Either party can cancel the contracts with one year’s written notice.

NOTE 16    HEDGING PROGRAMS

PTNNT entered into a series of copper hedging transactions which have been classified as cash flow hedges. The contracts comprise a forward sale at a fixed price and a spot purchase at the average spot price for the delivery month. The physical commodity is sold at the average spot price for the delivery month.

PTNNT had the following copper forward sales contracts outstanding at December 31, 2003:

	Expected Maturity Date or Transaction Date							Fair Value December 31, 2003
Copper Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average
(U.S.$ Denominated)								(in thousands of U.S.$)
Tonnes	4,000	—	—	—	—	—	4,000	(4,999)
Average price	$1,833	$—	$—	$—	$—	$—	$1,833

PTNNT also entered into diesel hedging contracts which have been designated as cash flow hedges. The contracts comprise a forward purchase at a fixed price and a spot sale at the average spot price for the delivery month.

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PTNNT had the following diesel forward purchase contracts outstanding at December 31, 2003:

	Expected Maturity Date or Transaction Date							Fair Value December 31, 2003
Diesel Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average
(U.S.$ Denominated)								(in thousands of U.S.$)
Barrels (‘000)	120	40	—	—	—	—	160	637
Average price	$28.1	$27.2	$—	$—	$—	$—	$27.9

PTNNT also entered into Indonesian Rupiah hedging contracts which have been designated as cash flow hedges. The contracts comprise a forward purchase at a fixed price and a spot sale at the average price for the delivery month.

PTNNT had the following Indonesian Rupiah forward purchase contracts outstanding at December 31, 2003:

	Expected Maturity Date or Transaction Date							Fair Value December 31, 2003
Rupiah Forward Contracts:	2004	2005	2006	2007	2008	Thereafter	Total/ Average
(U.S.$ Denominated)								(in thousands U.S.$)
U.S.$ (in millions)	$7.7	—	—	—	—	—	$7.7	—
Average price (Rp)	9,024	—	—	—	—	—	9,024

The outstanding hedging contracts are valued at current market value at the end of each period. The resulting income (loss) from these contracts at December 31, 2003 were tax effected at 35% and the net amount is recorded in Other comprehensive income (loss). The Other Comprehensive income (loss) will be transferred to Net income (loss) as these contracts are settled.

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

NUSA TENGGARA PARTNERSHIP V.O.F.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred stripping with respect to Batu Hijau are as follows (unaudited):

2003
Life-of-mine Assumptions Used as Basis For Deferred Stripping Calculations
—Stripping ratio(1)	0.19
—Average ore grade (pounds of copper equivalent per ton)	5.19
Actuals for Year
—Stripping ratio(2)	0.19
—Average ore grade (pounds of copper equivalent per ton)	5.40
Remaining Mine Life (years)	14

(1)	Ratio based on total tons to be mined in future to total pounds of copper and ounces of gold to be recovered in future.
(2)	Ratio based on total tons mined to total pounds of copper and ounces of gold recovered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/s/ BRITT D. BANKS
Britt D. Banks Senior Vice President and General Counsel

March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2006.

Signature	Title
* Wayne W. Murdy	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

* Richard T. O’Brien	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

* Russell Ball	Vice President and Controller (Principal Accounting Officer)

Glen A. Barton*	Director
Vincent A. Calarco*	Director
Noreen Doyle*	Director
Veronica M. Hagen*	Director
Michael S. Hamson*	Director
Leo I. Higdon, Jr.*	Director
Pierre Lassonde*	Director
Robert J. Miller*	Director
Robin A. Plumbridge*	Director
John B. Prescott*	Director
Donald C. Roth*	Director
Seymour Schulich*	Director
James V. Taranik*	Director

*By:	/s/ BRITT D. BANKS
Britt D. Banks Attorney-in-Fact

S-1

EXHIBIT INDEX

Exhibit Number	Description
1	—Underwriting Agreement, dated as of March 17, 2005, among Registrant, Newmont USA Limited, Citigroup Capital Markets Inc. and J.P. Morgan Securities Inc. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

2(a)	—Arrangement Agreement, dated as of November 14, 2001, by and between Franco-Nevada Mining Corporation Limited and Newmont Mining Corporation (now known as “Newmont USA Limited”). Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2(b)	—Deeds of Undertaking, dated as of November 14, 2001, November 14, 2001, and December 10, 2001, by and between Newmont Mining Corporation (now known as “Newmont USA Limited”) and Normandy Mining Limited. Incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2(c)	—Agreement and Plan of Merger, dated as of January 8, 2002, by and among Newmont Mining Corporation (now known as “Newmont USA Limited”), the Registrant and Delta Acquisitionco Corp. Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

3(a)	—Certificate of Incorporation of Registrant. Incorporated herein by reference to Appendix F to the Registrant’s Registration Statement on Form S-4 (File No. 333-76506), filed with the Securities and Exchange Commission on January 10, 2002.

3(b)	—Certificate of Designations of Special Voting Stock. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(c)	—Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(d)	—Certificate of Designations of $3.25 Convertible Preferred Stock of Registrant. Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its $3.25 convertible preferred stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(e)	—By-laws of the Registrant. Incorporated by reference to Exhibit 3(g) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

4(a)	—Indenture, dated as of March 22, 2005, among Newmont Mining Corporation, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

4(b)	—Form of 5.875% Note due 2035 issued pursuant to Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

Exhibit Number	Description

4(c)	—Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4(d)	—Lease dated as of September 30, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and Shawmut Bank Connecticut, National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
4(e)	—Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4(f)	—See footnote (1).

10(a)	—Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2005 and dated July 12, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2005.

10(b)	—Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2005 and dated July 12, 2005. Incorporated by referenced to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2005.

10(c)	—1992 Key Employees Stock Plan as amended as of October 25, 1993. Incorporated by reference to Exhibit 10(p) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993.

10(d)	—1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(e)	—1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(f)	—2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

Exhibit Number	Description

10(g)	—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1996 Employees Stock Plan. Incorporated herein by reference to Exhibit 99.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10(h)	—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10(i)	—Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10(j)	—Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10(k)	—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.

10(l)	—Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.

10(m)	—Form of Award Agreement used for non-employee directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10(n)	—Annual Incentive Compensation Payroll Practice of the Registrant, amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 30, 2005, filed with the Securities and Exchange Commission on April 29, 2005.

10(o)	—Employee Performance Incentive Compensation Payroll Practice of Registrant, amended and restated effective January 1, 2004. Incorporated herein by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the period December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(p)	—Newmont Mining Corporation Intermediate Term Incentive Compensation Plan (Amended and Restated Generally Effective as of January 1, 2002). Incorporated by reference to Exhibit 10(l) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(q)	—Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10(r)	—Amended and Restated Executive Change of Control Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10(s)	—Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as Amended and Restated as of May 17, 2000. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit Number	Description

10(t)	—Agreement dated September 15, 1999, among Newmont Mining Corporation, Newmont Gold Company and Bruce D. Hansen. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(u)	—Amendment to Employment Agreement effective July 28, 2005 between Newmont Mining Corporation and Bruce D. Hansen. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10(v)	—Agreement dated February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and certain executive officers. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10(w)	—Letter Agreement dated May 6, 1993, between Newmont Gold Company and Wayne W. Murdy. Incorporated by reference to Exhibit 10 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

10(x)	—Letter Agreement dated March 23, 2001, between Wayne W. Murdy and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(v) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(y)	—Amendment to Employment Agreement effective July 28, 2005 between Newmont Mining Corporation and Wayne W. Murdy. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on 10-Q, for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10(z)	—Employment Agreement effective, as of February 16, 2002, between Newmont Global Employment Limited Partnership and Pierre Lassonde. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for period ended June 30, 2002, filed August 14, 2002.

10(aa)	—Amendment of Employment Agreement effective, as of February 16, 2004, between Newmont Global Employment Limited Partnership and Pierre Lassonde. Incorporated by reference to Exhibit 10(q) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(bb)	—Amendment to Employment Agreement effective July 28, 2005 between Newmont Mining Corporation and Pierre Lassonde. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10(cc)	—Consulting Agreement effective as of April 1, 2002, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 10(x) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(dd)	—Amendment to Consulting Agreement effective as of April 1, 2005 and dated December 7, 2004, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 99.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10(ee)	—Amendment No. 2 to Consulting Agreement effective July 28, 2005, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

Exhibit Number	Description

10(ff)	—Amendment to Consulting Agreement dated October 31, 2005, and effective as of April 26, 2006, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 10.5 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.
10(gg)	—Employment Agreement dated September 9, 2005 between Newmont USA Limited and David H. Francisco. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2005.

10(hh)	—Credit Agreement dated as of July 30, 2004, as amended and restated as of July 28, 2005, among Newmont Mining Corporation, Newmont USA Limited, JP Morgan Chase Bank, N.A., Australia and New Zealand Banking Group Limited, Banco Bilbao Vizcaya SA, Bank of Montreal Chicago Branch, The Bank of Nw York, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas, Calyon New York Branch, CIBC Inc., Citicorp USA Inc., Commonwealth Bank of Australia New York Branch, Deutsche Bank AG New York Branch, HSBC Bank USA, National Association, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, The Royal Bank of Scotland, plc, Societe Generale, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC, US Bank N.A., Wells Fargo Bank, N.A. and Westbag New York Branch. Incorporated by reference as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10(ii)	—Canadian Oil Sands Trust (“COST”) Agreement as of May 10, 2004 between Pierre Lassonde and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the period December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(jj)	—Canadian Oil Sands Trust (“COST”) Agreement as of May 10, 2004 between Seymour Schulich and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the period December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(kk)	—Summary of Non-Employee Director Compensation and Benefits. Incorporated by reference as Exhibit 10.2 to Registrant’s for 8-K filed with the Securities and Exchange Commission on March 1, 2006.

10(ll)	—Summary of Executive Compensation, filed herewith.

10(mm)	—Sale Agreement dated June 23, 2005 by and among Newmont Golden Grove Operations Pty Ltd, Newmont Wownaminya Pty Ltd, Newmont Australia Limited, Oxiana Golden Grove Pty Ltd and Oxiana Limited. Incorporated by reference to Exhibit 10.1 to Newmont Mining Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2005.

12.1	—Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.

12.2	—Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.

21	—Subsidiaries of Newmont Mining Corporation, filed herewith.

23.1	—Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—Power of Attorney, filed herewith.

31.1	—Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

Exhibit Number	Description

31.2	—Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

32.1	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.

32.2	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.

(1)	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.