Form 10-Q
period 2006-03-31
NEWMONT MINING CORP /DE/
filed 2006-04-28
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12-b2 of the Exchange Act.

(Check one): Large accelerated filer  ☒                 Accelerated filer  ☐                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐  Yes    ☒  No

There were 418,621,260 shares of common stock outstanding on April 21, 2006 (and 30,278,953 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2006	2005
	(unaudited, in millions except per share)
Revenues
Sales - gold, net	$1,011	$836
Sales - copper, net	137	109

	1,148	945

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	501	468
Copper	65	71
Depreciation, depletion and amortization	142	161
Exploration	33	26
Advanced projects, research and development	21	17
General and administrative	37	31
Other expense, net	14	24

	813	798

Other income (expense)
Other income, net (Note 3)	35	67
Interest expense, net	(20)	(21)

	15	46

Income from continuing operations before income tax expense, minority interest and equity income of affiliates	350	193
Income tax expense	(38)	(53)
Minority interest in income of subsidiaries	(99)	(59)
Equity income of affiliates	—	4

Income from continuing operations	213	85
Loss from discontinued operations (Note 4)	(4)	(1)

Net income	$209	$84

Income per common share (Note 5)
Basic:
Income from continuing operations	$0.48	$0.19
Loss from discontinued operations	(0.01)	—

Net income	$0.47	$0.19

Diluted:
Income from continuing operations	$0.47	$0.19
Loss from discontinued operations	(0.01)	—

Net income	$0.46	$0.19

Basic weighted-average common shares outstanding	448	446

Diluted weighted-average common shares outstanding	451	448

Cash dividends declared per common share	$0.10	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2006	At December 31, 2005
	(unaudited, in millions)
ASSETS
Cash and cash equivalents	$979	$1,082
Marketable securities and other short-term investments (Note 10)	535	817
Trade receivables	147	94
Accounts receivable	127	136
Inventories (Note 11)	349	320
Stockpiles and ore on leach pads (Note 12)	277	255
Deferred stripping costs (Note 2)	––	78
Deferred income tax assets	180	159
Other current assets	115	95

Current assets	2,709	3,036
Property, plant and mine development, net	6,011	5,645
Investments (Note 10)	1,182	955
Long-term stockpiles and ore on leach pads (Note 12)	687	603
Deferred stripping costs (Note 2)	––	100
Deferred income tax assets	660	517
Other long-term assets	198	183
Goodwill	2,902	2,879
Assets of operations held for sale (Note 4)	76	74

Total assets	$14,425	$13,992

LIABILITIES
Current portion of long-term debt (Note 13)	$202	$196
Accounts payable	232	232
Employee-related benefits	163	176
Derivative instruments	410	270
Other current liabilities (Note 14)	495	476

Current liabilities	1,502	1,350
Long-term debt (Note 13)	1,705	1,733
Reclamation and remediation liabilities (Note 15)	454	445
Deferred income tax liabilities	509	449
Employee-related benefits	282	273
Other long-term liabilities (Note 14)	303	414
Liabilities of operations held for sale (Note 4)	22	21

Total liabilities	4,777	4,685

Commitments and contingencies (Note 18)
Minority interest in subsidiaries	977	931

STOCKHOLDERS’ EQUITY
Common stock	669	666
Additional paid-in capital	6,631	6,578
Accumulated other comprehensive income	533	378
Retained earnings	838	754

Total stockholders’ equity	8,671	8,376

Total liabilities and stockholders’ equity	$14,425	$13,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(unaudited, in millions)
Operating activities:
Net income	$209	$84
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	142	161
Loss from discontinued operations	4	1
Accretion of accumulated reclamation obligations	7	7
Amortization of deferred stripping costs, net	—	(34)
Deferred income taxes	(72)	(7)
Minority interest expense	99	59
Gain on asset sales, net	(2)	(38)
Hedge (gain) loss, net	(9)	12
Other operating adjustments and write-downs	26	6
Decrease (increase) in operating assets:
Trade and accounts receivable	(44)	(30)
Inventories, stockpiles and ore on leach pads	(124)	(13)
Other assets	(9)	4
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	25	(19)
Reclamation liabilities	(12)	(6)

Net cash provided from continuing operations	240	187
Net cash (used in) provided from discontinued operations	(5)	1

Net cash from operations	235	188

Investing activities:
Additions to property, plant and mine development	(370)	(229)
Additions to property, plant and mine development of discontinued operations	—	(13)
Investments in marketable debt and equity securities	(672)	(775)
Proceeds from sale of marketable debt and equity securities	970	546
Acquisition of minority interests (Note 7)	(187)	—
Proceeds from sale of assets	2	52

Net cash used in investing activities	(257)	(419)

Financing activities:
Proceeds from debt, net	—	582
Repayment of debt	(20)	(15)
Dividends paid to common stockholders	(45)	(45)
Dividends paid to minority interests	(45)	(16)
Proceeds from stock issuance	38	4
Change in restricted cash and other	(8)	(1)

Net cash (used in) provided from financing activities	(80)	509

Effect of exchange rate changes on cash	(1)	(2)

Net change in cash and cash equivalents	(103)	276
Cash and cash equivalents at beginning of period	1,082	781

Cash and cash equivalents at end of period	$979	$1,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

(1)	BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included. The results reported in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These interim Condensed Consolidated Financial Statements should be read in conjunction with Newmont’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2005, filed March 2, 2006.

References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “IDR” to Indonesian currency and “$” to United States currency.

Certain amounts for the three months ended March 31, 2005 have been reclassified to conform to the 2006 presentation. The Company has reclassified the income statement and cash flow statement amounts for the Golden Grove and Holloway operations from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income and Cash Flows for all periods presented.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

Deferred Stripping Costs

On January 1, 2006 the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $81 (net of tax and minority interests) and eliminated the $71 net deferred stripping asset from the balance sheet. Adoption of EITF Issue No. 04-06 will have no impact on the Company’s cash position or net cash from operations.

Prior to 2006 at some of the Company’s mining operations, deferred stripping costs were charged to Costs applicable to sales as gold or copper was produced and sold using the units of production method based on estimated recoverable quantities of proven and probable gold or copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which resulted in the recognition of the costs of waste removal activities over the life of the mine as gold or copper was produced. The application of the deferred stripping accounting method generally resulted in an asset (deferred stripping costs), although a liability (advanced stripping costs) arose when the actual stripping ratio incurred to date was less than the expected stripping ratio over the life of the mine. The Advanced stripping costs primarily pertained to the Batu Hijau operation.

Movements in the net deferred stripping cost balance were as follows:

	Three Months Ended March 31,
	2006	2005
Opening balance	$71	$20
Cumulative effect adjustment	(71)	—
Disposition of Ovacik	—	(4)
Additions	—	62
Amortization	—	(28)

Closing balance	$—	$50

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

The deferred and advanced stripping cost balances are presented in the balance sheet in other assets or other liabilities as follows:

	At March 31, 2006	At December 31, 2005
Other Assets:
Current	$—	$78
Long-term	—	100

	—	178

Other Liabilities:
Current	$—	$14
Long-term	—	93

	—	107

Deferred stripping, net	$—	$71

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the quarter ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for prior periods have not been restated.

As a result of adopting FAS 123R, the Company’s Income from continuing operations and Net income for the first quarter of 2006 is $4 lower ($0.01 per share, basic and diluted) than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. Prior to the adoption of FAS 123R, cash retained as a result of tax deductions relating to stock-based compensation was included in operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. FAS 123R supersedes EITF 00-15, amends FAS 95, Statement of Cash Flows, and requires tax benefits relating to the deductibility of increases in the value of equity instruments issued under share-based compensation arrangements that are not included in Costs applicable to sales (“excess tax benefits”) to be prospectively presented in the Statement of Cash Flows as financing cash inflows. The excess tax benefit realized for tax deductions from option exercise totaled $5 for the first quarter of 2006.

The Company currently maintains the 2005 Stock Incentive Plan (“Stock Plan”), approved by stockholders on April 27, 2005, for executives and eligible employees. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than fair market value of the underlying stock at the date of grant. Fair market value of a share of common stock as of the grant date is the average of the high and low sales prices for a share of the Company’s common stock on the New York Stock Exchange. The Company also maintains prior stock plans, but no longer grants awards under these plans. Options granted under the Company’s stock plans vest over periods ranging from two to four years and are exercisable over a period of time not to exceed 10 years from grant date. At March 31, 2006, 18,808,833 shares were available for future grants under the Company’s 2005 Stock Incentive Plan.

The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. Expected volatility is based on the historical volatility of our stock. These estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, our recorded and

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

pro forma stock-based compensation expense could have been materially different from that reported. No stock option awards were granted during the three months ended March 31, 2006 and 2005.

The following table summarizes activity for all stock options outstanding as of March 31, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,433,669	$35.90
Exercised	(994,994)	$57.49
Forfeited and expired	(119,300)	$37.56

Outstanding at March 31, 2006	8,319,375	$35.79

Options exercisable at March 31, 2006	4,933,425	$35.62

The following table summarizes information about stock options outstanding at March 31, 2006, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

	Options Outstanding		Weighted- average Exercise Price	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)		Number Exercisable	Weighted- average Exercise Price
$0 to $20	1,479,056	3.2	$18.63	1,479,056	$18.63
$20 to $30	1,940,221	5.7	25.97	1,633,931	25.75
$30 to $40	1,155,311	7.9	37.53	179,158	34.72
$40 to $50	3,354,332	8.5	45.33	1,250,825	46.68
$50+	390,455	0.5	76.82	390,455	76.82

Total/average	8,319,375	2.7	$35.79	4,933,425	$35.62

As of March 31, 2006, there was $25 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The total intrinsic value of options exercised in the first quarter of 2006 and 2005 was $21 and $3, respectively. No stock options vested during the first quarter of 2006.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123R to options granted under our stock option plans in the first quarter of 2005:

Three Months Ended March 31, 2005
Net income, as reported	$84
Less: Compensation expense determined under the fair value method, net of tax	(5)

Pro forma net income	$79

Net income per common share, basic and diluted:
As reported	$0.19
Pro forma net income	$0.18

Other Stock-Based Compensation

The Company grants restricted stock to certain employees. Shares of restricted stock are granted upon achievement of certain financial and operating thresholds at fair market value on the grant date. Prior to vesting, these shares of restricted stock are subject to certain restrictions related to ownership and transferability. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. For the three months ended March 31, 2006 and 2005, 102,491 and 155,061 shares of restricted stock, respectively, were granted and issued, of which 102,491 and 97,390 shares remained unvested at March 31, 2006 for the 2006 and 2005 grants, respectively. The weighted-average fair market value of the stock grants issued were $58 and $45 in 2006 and 2005,

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

respectively. Compensation expense recorded for restricted stock was $nil and $2 for the three months March 31, 2006 and 2005, respectively. The shares of restricted stock vest in equal increments annually over three years.

Restricted stock units also are granted, upon achievement of certain financial and operating thresholds, to employees in certain foreign jurisdictions. For the three months ended March 31, 2006, the Company granted 19,181 restricted stock units at the weighted-average fair market value of $58 per underlying share of the Company’s common stock. For the three months ended March 31, 2005, the Company granted 27,386 restricted stock units at the weighted-average fair market value of $45 per underlying share of the Company’s common stock. Compensation expense recorded for the foreign jurisdiction restricted stock units was $nil for the three months ended March 31, 2006 and 2005. These restricted stock units vest in equal increments annually over three years. Upon vesting, the employee is entitled to receive for each restricted stock unit one share of the Company’s common stock.

The Company grants deferred stock awards to certain other employees. The deferred stock awards vest over periods between two and three years. For the three months ended March 31, 2006 and 2005 there were no deferred stock awards granted by the Company. At March 31, 2006 and December 31, 2005, 293,004 and 303,002 deferred stock awards, respectively, remained unvested. Compensation expense recorded for deferred stock awards was $2 and $1 for the three months ended March 31, 2006 and 2005, respectively. Upon vesting, the employee is entitled to receive the number of shares of the Company’s common stock specified in the deferred stock award.

(3)	OTHER INCOME, NET

	Three Months Ended March 31,
	2006	2005
Royalty and dividend income	$29	$18
Interest income	19	11
Foreign currency exchange gains (losses)	3	(4)
Gain on sale of other assets, net	2	32
Gain on investments, net	1	6
Unrealized (loss) gain on derivative instruments	(24)	2
Other	5	2

	$35	$67

(4)	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

During June 2005, Newmont announced the pending sale of its Golden Grove copper-zinc operation in Western Australia to Oxiana Limited (“Oxiana”) for proceeds including cash of A$190 and 82 million Oxiana shares. The sale was completed on July 26, 2005.

During the fourth quarter of 2005, Newmont committed to plans to divest its Holloway operation in Canada and an advanced exploration project in Indonesia. Based upon Newmont’s commitment and the initial interest shown by potential purchasers, Newmont expects the sales to be completed in 2006.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

The following table details selected financial information included in the Loss from discontinued operations in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2006	2005
Sales - gold, net	$7	$8
Sales - base metals, net	—	8

	$7	$16

Loss from operations (pre-tax)	$(7)	$(3)
Income tax benefit	3	2

Loss from discontinued operations	$(4)	$(1)

The major classes of Assets and Liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	At March 31, 2006	At December 31, 2005
Assets:
Accounts receivable	$1	$1
Inventories	4	5
Property, plant and mine development	65	65
Other assets	6	3

Total assets of operations held for sale	$76	$74

Liabilities:
Accounts payable	$2	$2
Reclamation and remediation	3	3
Other liabilities	17	16

Total liabilities of operations held for sale	$22	$21

(5)	INCOME PER COMMON SHARE

The weighted average number of common shares outstanding used to compute basic and diluted net income per common share was as follows:

	Three Months Ended March 31,
	2006	2005
Basic	448	446
Effect of employee stock-based awards	3	2

Diluted	451	448

Options to purchase 1.2 million and 2.7 million shares of common stock at average exercise prices of $50.15 and $50.71 were outstanding as of March 31, 2006 and 2005, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(6)	COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2006	2005
Net income	$209	$84

Other comprehensive income (loss), net of tax:
Unrealized gain on marketable equity securities	191	45
Foreign currency translation adjustments	(1)	4
Changes in fair value of cash flow hedge instruments	(35)	(19)

	155	30

Comprehensive income	$364	$114

(7)	ACQUISITIONS

In January 2006, Newmont acquired Kenbert Mining’s 15% interest in the Akyem project, bringing its interest in the project to 100%.

On February 27, 2006, Newmont announced that it was proceeding with the development of the Boddington Project in Western Australia with AngloGold Ashanti Limited. Construction of the Boddington Project is expected to cost Newmont approximately $900 to $1,000, with initial production expected in late 2008 or early 2009.

On March 20, 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington Project in Western Australia, bringing its interest in the project to 2/3, for consideration of $164 plus applicable stamp duty and similar costs.

(8)	EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended March 31,
	2006	2005
Pension benefit costs, net:
Service cost	$4	$3
Interest cost	5	5
Expected return on plan assets	(4)	(4)
Amortization of loss	2	2

	$7	$6

	Three Months Ended March 31,
	2006	2005
Other benefit costs, net:
Service cost	$2	$1
Interest cost	1	1

	$3	$2

A pension settlement loss of $4 was recognized in the three months ended March 31, 2005.

(9)	SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

For the three months ended March 31, 2006 and 2005, an unrealized loss of $24 and a gain of $2, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a loss of approximately $78. The maximum period over which hedged forecasted transactions are expected to occur is 5 years.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont had the following contracts at March 31, 2006:

	Expected Maturity Date or Transaction Date			Fair Value
	2006	2007	Total/ Average	At March 31, 2006		At December 31, 2005
Gold Put Option Contracts ($ denominated):
Ounces (thousands)	61	20	81	$(3)		$(3)
Average price	$352	$397	$363
Copper Collar Contracts (3) ($ denominated):
Pounds (millions)	298	84	382	$(385	)(1)	$(261	)(2)
Average cap price	$1.36	$1.41	$1.37
Average floor price	$1.10	$1.10	$1.10
$/IDR Forward Purchase Contracts (3):
$ (millions)	$57	$5	$62	$7		$—
Average rate (IDR/$)	$10,555	$9,956	$10,506
Australian Dollar Zero-Cost Collar Contracts:
$ (millions)	$69	—	$69	$—		$—
Average cap price ($ per A$1)	$0.80	—	$0.80
Average floor price ($ per A$1)	$0.55	—	$0.55

(1)	The fair value does not include amounts payable ($34) on derivative contracts that have been closed out in March 2006 with the net settlement due in April 2006.

(2)	The fair value does not include amounts payable ($36) on derivative contracts that had been closed out in December 2005 with the net settlement due and paid in January 2006.

(3)	56.25% guaranteed by Newmont.

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

For the three months ended March 31, 2006 and 2005, Batu Hijau recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments at March 31, 2006 and 2005, as follows:

	At March 31,
	2006	2005
Gross revenue subject to final price adjustments
Copper	$377	$250
Gold	$15	$12

The average final price adjustments realized were as follows:

	Three Months Ended March 31,
	2006	2005
Average final price adjustments
Copper	26%	11%
Gold	9%	0%

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $384 per ounce in 2008 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 was recorded as deferred revenue

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

and will be included in revenues as delivery occurs. Newmont will next deliver into these contracts in 2008. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at March 31, 2006:

	Expected Maturity Date or Transaction Date
	2008	2009	2011	Total/ Average
Ounces (thousands)	1,000	600	250	1,850
Average price	$384	$381	$392	$384

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% 2011 notes and its $200 8 3/8% 2005 debentures. For the three months ended March 31, 2006 and 2005, these transactions resulted in a reduction in interest expense of $nil and $1, respectively. The fair value of the interest rate swaps was $nil at March 31, 2006 and $2 at December 31, 2005.

(10)	INVESTMENTS

	At March 31, 2006
		Unrealized
	Cost/Equity Basis	Gain	Loss	Fair/Equity Value
Current:
Marketable Debt Securities:
Auction rate securities	$488	$—	$—	$488

Marketable Equity Securities:
Other	11	27	—	38

Other investments, at cost	9	—	—	9

	$508	$27	$—	$535

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$241	$625	$—	$866
Gabriel Resources, Ltd.	53	19	—	72
Shore Gold, Inc.	89	13	—	102
Miramar Mining Corporation	27	36	—	63
Other	20	13	—	33

	439	706	—	1,136

Other investments, at cost	10	—	—	10

Investment in Affiliates:
European Gold Refineries	15	—	—	15
AGR Matthey Joint Venture	13	—	—	13
Other	8	—	—	8

	36	—	—	36

	$485	$706	$—	$1,182

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2005
	Cost/Equity Basis	Unrealized		Fair/Equity Value
		Gain	Loss
Current:
Marketable Debt Securities:
Auction rate securities	$785	$—	$—	$785

Marketable Equity Securities:
Other	11	12	—	23

Other investments, at cost	9	—	—	9

	$805	$12	$—	$817

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$240	$410	$—	$650
Gabriel Resources, Ltd.	53	29	—	82
Shore Gold, Inc.	89	22	—	111
Miramar Mining Corporation	27	19	—	46
Other	20	8	—	28

	429	488	—	917

Other investments, at cost	10	—	—	10

Investment in Affiliates:
European Gold Refineries	15	—	—	15
AGR Matthey Joint Venture	13	—	—	13

	28	—	—	28

	$467	$488	$—	$955

(11)	INVENTORIES

	At March 31, 2006	At December 31, 2005
In-process	$67	$73
Concentrate	14	3
Precious metals	12	5
Materials, supplies and other	256	239

	$349	$320

(12)	STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2006	At December 31, 2005
Current:
Stockpiles	$155	$129
Ore on leach pads	122	126

	$277	$255

Long-term:
Stockpiles	$416	$404
Ore on leach pads	271	199

	$687	$603

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(13)	DEBT

	At March 31, 2006		At December 31, 2005
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$21	$235	$19	$256
5 7/8% notes, net of discount	—	597	—	597
8 5/8% debentures, net of discount	—	216	—	218
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	120	—	120
Prepaid forward sales obligation	48	48	48	48
PTNNT project financing facility	87	479	87	479
PTNNT sponsor loan	39	—	39	—
Project financings, capital leases and other	7	10	3	15

	$202	$1,705	$196	$1,733

Scheduled minimum debt repayments as of March 31, 2006 are $176 for the remainder of 2006, $162 in 2007, $232 in 2008, $114 in 2009, $113 in 2010 and $1,110 thereafter.

(14)	OTHER LIABILITIES

	At March 31, 2006	At December 31, 2005
Other current liabilities:
Income and mining taxes	$102	$77
Accrued operating costs	95	82
Accrued capital expenditures	80	80
Reclamation and remediation costs	67	63
Interest	60	42
Royalties	23	26
Taxes other than income and mining	20	18
Deferred income tax liabilities	5	5
Deferred revenue	1	17
Advanced stripping costs	—	14
Other	42	52

	$495	$476

	At March 31, 2006	At December 31, 2005
Other long-term liabilities:
Income taxes	$220	$220
Deferred revenue from the sale of future product	47	47
Derivative instruments	11	30
Advanced stripping costs	—	93
Other	25	24

	$303	$414

(15)	RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

At March 31, 2006 and December 31, 2005, $448 and $431, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2006 and December 31, 2005, $73 and $77, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

The following is a reconciliation of the liability for asset retirement obligations:

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$508	$472
Additions, changes in estimates and other	18	—
Liabilities settled	(12)	(7)
Disposition of liability	—	(7)
Accretion expense	7	7

Balance at end of period	$521	$465

The current portions of Reclamation and remediation liabilities of $67 and $63 at March 31, 2006 and December 31, 2005, respectively, are included in Other current liabilities.

(16)	SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

	Three Months Ended March 31, 2006
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Other Operations	Total Operations
Sales, net:
Gold	$288	$427	$187	$39	$71	$1,012
Copper	$—	$—	$—	$137	$—	$137
Cost applicable to sales:
Gold	$206	$124	$128	$15	$28	$501
Copper	$—	$—	$—	$65	$—	$65
Depreciation, depletion and amortization:
Gold	$36	$43	$26	$4	$7	$116
Copper	$—	$—	$—	$16	$—	$16
Other	$—	$—	$1	$—	$—	$1
Exploration	$6	$1	$5	$—	$3	$15
Advanced projects, research and development	$2	$1	$—	$—	$7	$10
Other income	$4	$4	$1	$(20)	$6	$(5)
Interest expense, net	$—	$—	$—	$11	$—	$11
Pre-tax income (loss) before minority interest and equity income of affiliates	$41	$258	$24	$46	$3	$372
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Capital expenditures	$154	$56	$23	$63	$70	$366
Total assets	$2,102	$1,665	$1,207	$2,313	$999	$8,286

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2006
	Total Operations	Exploration	Merchant Banking		Corporate and Other	Consolidated
Sales, net:
Gold	$1,012	$—		$—	$(1)	$1,011
Copper	$137	$—		$—	$—	$137
Cost applicable to sales:
Gold	$501	$—		$—	$—	$501
Copper	$65	$—	$		$—	$65
Depreciation, depletion and amortization:
Gold	$116	$—		$—	$—	$116
Copper	$16	$—		$—	$—	$16
Other	$1	$1		$5	$3	$10
Exploration	$15	$18		$—	$—	$33
Advanced projects, research and development	$10	$—		$5	$6	$21
Other income	$(5)	$1		$30	$9	$35
Interest expense, net	$11	$—		$—	$9	$20
Pre-tax income (loss) before minority interest and equity income of affiliates	$372	$(19)		$18	$(21)	$350
Capital expenditures	$366	$—		$1	$3	$370
Total assets from continuing operations	$8,286	$1,152		$2,923	$1,988	$14,349
Assets held for sale						$76

Total assets						$14,425

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2005
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Other Operations	Total Operations
Sales, net:
Gold	$250	$329	$188	$32	$42	$841
Copper	$—	$—	$—	$109	$—	$109
Cost applicable to sales:
Gold	$182	$111	$133	$16	$26	$468
Copper	$—	$—	$—	$71	$—	$71
Depreciation, depletion and amortization:
Gold	$30	$47	$31	$6	$6	$120
Copper	$—	$—	$—	$26	$—	$26
Other	$—	$—	$1	$—	$2	$3
Exploration	$5	$1	$4	$—	$1	$11
Advanced projects, research and development	$—	$—	$—	$—	$8	$8
Other income	$2	$1	$—	$2	$—	$5
Interest expense, net	$—	$—	$—	$10	$—	$10
Pre-tax income (loss) before minority interest and equity income of affiliates	$27	$169	$12	$13	$(8)	$213
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Amortization of deferred (advanced) stripping, net	$(14)	$—	$3	$(23)	$—	$(34)
Capital expenditures	$77	$46	$20	$23	$58	$224
Total assets	$1,674	$1,291	$1,040	$2,121	$759	$6,885

	Three Months Ended March 31, 2005
	Total Operations	Exploration	Merchant Banking		Corporate and Other	Consolidated
Sales, net:
Gold	$841	$—		$—	$(5)	$836
Copper	$109	$—		$—	$—	$109
Cost applicable to sales:
Gold	$468	$—		$—	$—	$468
Copper	$71	$—	$		$—	$71
Depreciation, depletion and amortization:
Gold	$120	$—		$—	$—	$120
Copper	$26	$—		$—	$—	$26
Other	$3	$1		$7	$4	$15
Exploration	$11	$15		$—	$—	$26
Advanced projects, research and development	$8	$—		$6	$3	$17
Other income	$5	$1		$55	$6	$67
Interest expense, net	$10	$—		$—	$11	$21
Pre-tax income (loss) before minority interest and equity income of affiliates	$213	$(14)		$41	$(47)	$193
Equity income of affiliates	$—	$—		$4	$—	$4
Amortization of deferred (advanced) stripping, net	$(34)	$—		$—	$—	$(34)
Capital expenditures	$224	$—		$—	$5	$229
Total assets from continuing operations	$6,885	$1,149		$2,601	$2,544	$13,179
Assets held for sale						$305

Total assets						$13,484

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(17)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	Three Months Ended March 31, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$834	$177	$—	$1,011
Sales - copper, net	—	137	—	—	137

	—	971	177	—	1,148

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	379	124	(2)	501
Copper	—	65	—	—	65
Depreciation, depletion and amortization	—	112	30	—	142
Exploration	—	25	8	—	33
Advanced projects, research and development	—	9	12	—	21
General and administrative	—	34	2	1	37
Other	—	12	2	—	14

	—	636	178	(1)	813

Other income (expense)
Other income (expense), net	2	1	32	—	35
Interest income - intercompany	29	13	—	(42)	—
Interest expense - intercompany	(2)	—	(40)	42	—
Interest expense, net	(6)	(12)	(2)	—	(20)

	23	2	(10)	—	15

Income from continuing operations before taxes, minority interest and equity income of affiliates	23	337	(11)	1	350
Income tax (expense) benefit	(3)	(83)	48	—	(38)
Minority interest in income of subsidiaries	—	(99)	(11)	11	(99)
Equity income (loss) of affiliates	189	—	34	(223)	—

Income from continuing operations	209	155	60	(211)	213
Loss from discontinued operations	—	(4)	—	—	(4)

Net income (loss)	$209	$151	$60	$(211)	$209

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$659	$177	$—	$836
Sales - copper, net	—	109	—	—	109

	—	768	177	—	945

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	343	128	(3)	468
Copper	—	71	—	—	71
Depreciation, depletion and amortization	—	122	39	—	161
Exploration	—	17	9	—	26
Advanced projects, research and development	—	5	12	—	17
General and administrative	—	26	2	3	31
Other	—	13	11	—	24

	—	597	201	—	798

Other income (expense)
Other income (expense), net	—	45	22	—	67
Interest income - intercompany	31	10	—	(41)	—
Interest expense - intercompany	(2)	—	(39)	41	—
Interest expense, net	(1)	(18)	(2)	—	(21)

	28	37	(19)	—	46

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	28	208	(43)	—	193
Income tax expense	—	(76)	23	—	(53)
Minority interest in income of subsidiaries	—	(60)	(4)	5	(59)
Equity income (loss) of affiliates	56	—	19	(71)	4

Income from continuing operations	84	72	(5)	(66)	85
Loss from discontinued operations	—	(4)	3	—	(1)

Net income (loss)	$84	$68	$(2)	$(66)	$84

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2006
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$872	$106	$—	$979
Marketable securities and other short-term investments	3	505	27	—	535
Trade receivables	—	144	3	—	147
Accounts receivable	1,732	444	647	(2,696)	127
Inventories	—	306	43	—	349
Stockpiles and ore on leach pads	—	246	31	—	277
Other current assets	4	257	34	—	295

Current assets	1,740	2,774	891	(2,696)	2,709
Property, plant and mine development, net	—	4,292	1,732	(13)	6,011
Investments	—	182	1,000	—	1,182
Investments in subsidiaries	5,608	3	4,339	(9,950)	—
Long-term stockpiles and ore on leach pads	—	644	43	—	687
Deferred income tax assets	18	488	154	—	660
Other long-term assets	1,662	1,037	109	(2,610)	198
Goodwill	—	—	2,902	—	2,902
Assets of operations held for sale	—	27	49	—	76

Total assets	$9,028	$9,447	$11,219	$(15,269)	$14,425

Liabilities
Current portion of long-term debt	$—	$198	$4	$—	$202
Accounts payable	50	2,189	691	(2,698)	232
Employee related benefits	—	139	24	—	163
Derivative instruments	—	407	3	—	410
Other current liabilities	51	301	145	(2)	495

Current liabilities	101	3,234	867	(2,700)	1,502
Long-term debt	597	988	120	—	1,705
Reclamation and remediation liabilities	—	334	120	—	454
Deferred income tax liabilities	53	252	179	25	509
Employee-related benefits	—	261	21	—	282
Other long-term liabilities	260	136	2,640	(2,733)	303
Liabilities of operations held for sale	—	2	20	—	22

Total liabilities	1,011	5,207	3,967	(5,408)	4,777

Minority interest in subsidiaries	—	1,018	336	(377)	977

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	669	—	—	—	669
Additional paid-in capital	5,977	2,219	5,133	(6,698)	6,631
Accumulated other comprehensive income (loss)	533	(120)	401	(281)	533
Retained earnings	838	1,123	1,321	(2,444)	838

Total stockholders’ equity	8,017	3,222	6,916	(9,484)	8,671

Total liabilities and stockholders’ equity	$9,028	$9,447	$11,219	$(15,269)	$14,425

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2005
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$979	$102	$—	$1,082
Marketable securities and other short-term investments	—	794	23	—	817
Trade receivables	—	93	1	—	94
Accounts receivable	1,733	264	557	(2,418)	136
Inventories	—	278	42	—	320
Stockpiles and ore on leach pads	—	228	27	—	255
Other current assets	3	284	45	—	332

Current assets	1,737	2,920	797	(2,418)	3,036
Property, plant and mine development, net	(11)	4,142	1,514	—	5,645
Investments	—	198	757	—	955
Investments in subsidiaries	5,180	—	4,076	(9,256)	—
Long-term stockpiles and ore on leach pads	—	566	37	—	603
Deferred income tax assets	12	409	96	—	517
Other long-term assets	1,646	1,056	271	(2,690)	283
Goodwill	—	—	2,879	—	2,879
Assets of operations held for sale	—	25	49	—	74

Total assets	$8,564	$9,316	$10,476	$(14,364)	$13,992

Liabilities
Current portion of long-term debt	$—	$195	$1	$—	$196
Accounts payable	50	2,170	397	(2,385)	232
Employee related benefits	—	152	24	—	176
Derivative instruments	—	267	3	—	270
Other current liabilities	38	300	143	(5)	476

Current liabilities	88	3,084	568	(2,390)	1,350
Long-term debt	597	1,012	124	—	1,733
Reclamation and remediation liabilities	—	333	112	—	445
Deferred income tax liabilities	52	232	165	—	449
Employee-related benefits	—	252	21	—	273
Other long-term liabilities	247	245	2,550	(2,628)	414
Liabilities of operations held for sale	—	1	20	—	21

Total liabilities	984	5,159	3,560	(5,018)	4,685

Minority interest in subsidiaries	—	971	326	(366)	931

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	666	—	—	—	666
Additional paid-in capital	5,782	2,220	5,077	(6,501)	6,578
Accumulated other comprehensive income (loss)	378	(78)	229	(151)	378
Retained earnings	754	1,044	1,223	(2,267)	754

Total stockholders’ equity	7,580	3,186	6,590	(8,980)	8,376

Total liabilities and stockholders’ equity	$8,564	$9,316	$10,476	$(14,364)	$13,992

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2006
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$209	$151	$60	$(211)	$209
Adjustments to reconcile net income to net cash provided by operating activities	(195)	220	(41)	211	195
Change in operating assets and liabilities	(16)	(173)	25	—	(164)

Net cash provided from continuing operating activities	(2)	198	44	—	240
Net cash used in discontinued operations	—	(5)	—	—	(5)

Net cash from operations	(2)	193	44	—	235

Investing activities:
Additions to property, plant and mine development	—	(282)	(88)	—	(370)
Investments in marketable debt and equity securities	—	(671)	(1)	—	(672)
Proceeds from sale of marketable debt and equity securities	—	968	2		970
Acquisition of minority interests	—	—	(187)	—	(187)
Proceeds from sale of assets	—	2	—	—	2

Net cash provided by (used in) investing activities	—	17	(274)	—	(257)

Financing activities:
Net borrowings (repayments)	1	(261)	240	—	(20)
Dividends paid to common stockholders	(42)	—	(3)	—	(45)
Dividends paid to minority interests	—	(45)	—	—	(45)
Proceeds from stock issuance	38	—	—	—	38
Change in restricted cash and other	5	(13)	—	—	(8)

Net cash provided from (used in) financing activities	2	(319)	237	—	(80)

Effect of exchange rate changes on cash	—	2	(3)	—	(1)

Net change in cash and cash equivalents	—	(107)	4	—	(103)
Cash and cash equivalents at beginning of period	1	979	102	—	1,082

Cash and cash equivalents at end of period	$1	$872	$106	$—	$979

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2005
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$84	$68	$(2)	$(66)	$84
Adjustments to reconcile net income to net cash provided by operating activities	(59)	151	9	66	167
Change in operating assets and liabilities	2	(57)	(9)	—	(64)

Net cash provided from continuing operations	27	162	(2)	—	187
Net cash (used in) provided from discontinued operations	—	(1)	2	—	1

Net cash from operations	27	161	—	—	188

Investing activities:
Additions to property, plant and mine development	—	(160)	(69)	—	(229)
Additions to property, plant and mine development of discontinued operations	—	(2)	(11)	—	(13)
Investments in marketable debt and equity securities	—	(725)	(50)	—	(775)
Proceeds from sale of marketable debt and equity securities	—	538	8	—	546
Investments in affiliates	(46)	—	—	46	—
Proceeds of asset sales and other	—	33	19	—	52

Net cash used in investing activities	(46)	(316)	(103)	46	(419)

Financing activities:
Net borrowings	56	461	50	—	567
Dividends paid to common stockholders	(41)	—	(4)	—	(45)
Dividends paid to minority interests	—	(16)	—	—	(16)
Proceeds from stock issuance and other	4	—	45	(46)	3

Net cash provided from (used in) financing activities	19	445	91	(46)	509

Effect of exchange rate changes on cash	—	(1)	(1)	—	(2)

Net change in cash and cash equivalents	—	289	(13)	—	276
Cash and cash equivalents at beginning of period	1	690	90	—	781

Cash and cash equivalents at end of period	$1	$979	$77	$—	$1,057

(18)	COMMITMENTS AND CONTINGENCIES

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

Operating Segments

The Company’s operating segments are identified in Note 16. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 18 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Operations reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Jundee Operations Pty Limited and the Newmont Australia Limited matters relate to the Australia/New Zealand reportable segment.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2006 and December 31, 2005, $448 and $431, respectively, were accrued for reclamation costs relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” See Note 15.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $73 and $77 were accrued for such obligations at March 31, 2006 and December 31, 2005, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 108% greater or 35% lower than the amount accrued at March 31, 2006. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

Details about certain of the more significant matters involved are discussed below.

Dawn Mining Company LLC (“Dawn”)-51% Newmont Owned

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

Idarado Mining Company (“Idarado”)-80.1% Newmont Owned

In July 1992, Newmont and Idarado signed a consent decree with the State of Colorado (“State”), which was agreed to by the U.S. District Court of Colorado, to settle a lawsuit brought by the State under CERCLA.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

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

Newmont Capital Limited-100% Newmont Owned

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

Newmont USA Limited-100% Newmont Owned

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

On October 16, 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Great Basin Mine Watch alleges that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont intervened in this action on behalf of the NDEP. A hearing before the Nevada State Environmental Commission was held in June 2003 in Elko, Nevada. At the end of the hearing, the Commission ruled in favor of NDEP on all claims and affirmed NDEP’s renewal of the Clean Water Act discharge permit. Great Basin Mine Watch appealed this decision in the Nevada District Court in Carson City, Nevada. In September 2004, the Nevada District Court ruled in favor of NDEP on most issues but ruled in favor of Great Basin Mine Watch with respect to certain proposed permit amendments. Newmont and NDEP filed an appeal with the Nevada Supreme Court, seeking to uphold these proposed amendments. The Nevada District Court

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

stayed its decision pending this appeal and Gold Quarry continues to operate under its new permit. On April 22, 2006, a panel of the Nevada Supreme Court issued an opinion affirming the new permit in most respects but invalidating certain proposed permit amendments. Newmont intends to seek reconsideration of this ruling before the panel and, if necessary, before the full court. Newmont cannot reasonably predict the final outcome of this appeal, and an unfavorable outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

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

PT Newmont Minahasa Raya (“PTNMR”)-80% Newmont Owned

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the prosecutor called its first witnesses in October 2005. The trial is continuing and is expected to conclude later in 2006.

On March 9, 2005, the Indonesian Ministry of the Environment filed a civil lawsuit against PTNMR and its President Director in relation to these allegations, seeking in excess of $100 in monetary damages. In October 2005, PTNMR filed an objection to the court’s jurisdiction, contending that the Government previously agreed to resolve any disputes through out-of-court conciliation or arbitration. The Court upheld PTNMR’s objection and dismissed the case in November 2005. The Government filed a notice of appeal of this ruling. On February 16, 2006, PTNMR and the Government of the Republic of Indonesia signed an agreement settling the civil lawsuit. Under the terms of the agreement, the Government and PTNMR will nominate members to an independent scientific panel that will develop and implement a ten-year environmental monitoring and assessment program to make a definitive, scientific conclusion regarding the condition of Buyat Bay. PTNMR is required to fund specific remedial measures if, as a result of its mining operations, pollution has occurred. The agreement also provides for enhanced community development programs in North Sulawesi. PTNMR will provide initial funding of $12 to cover the cost of the monitoring and community development programs. Over a ten year period, PTNMR will contribute an additional $18. The funds will be managed by an organization governed by interested stakeholders. Accountability for the fund will be ensured through yearly reports that will be made available to the public. The transparency of the scientific panel’s activities will also be assured through annual reports to the public. Pursuant to the agreement, the civil lawsuit against PTNMR has been terminated.

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

Resurrection Mining Company (“Resurrection”)-100% Newmont Owned

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

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

The parties also have entered into a consent decree with respect to the remaining areas at the site, which apportions liabilities and responsibilities for these areas. The EPA approved remedial actions for selected components of Resurrection’s portion of the site, which were initiated in 1995. The EPA has not yet selected the final remedy for the site. Accordingly, Newmont cannot yet determine the full extent or cost of its share of the remedial action that will be required. The government agencies may also seek to recover for damages to natural resources. In March 1999, the parties entered into a Memorandum of Understanding (“MOU”) to facilitate the settlement of natural resources damages claims under CERCLA for the upper Arkansas River Basin. In January 2004, an MOU report was issued that evaluated the extent of natural resource damages and possible restoration activities that might be required, which Resurrection and other parties could potentially be required to fund.

Other Legal Matters

Minera Yanacocha-51.35% Newmont Owned

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont Australia Limited (“Normandy”)-100% Newmont Owned

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

On June 14, 2005, June 30, 2005 and July 1, 2005, purported derivative actions were filed, on behalf of Newmont, by Doris Staehr, Frank J. Donio and Jack G. Blaz, respectively, in the federal district court in Colorado against certain of Newmont’s current and former directors and officers. Each action alleges that certain of these defendants breached their fiduciary duties by engaging in insider trading and misappropriation of information, and that all defendants breached their fiduciary duties and engaged in conduct that constituted abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with, among other things, failing to disclose alleged operating deficiencies and failing to prevent alleged violations of environmental laws in Indonesia. The plaintiffs seek, on behalf of Newmont, among other remedies, all damages sustained by the Company as a result of the allegedly improper conduct. In November 2005, the court consolidated these cases and in December 2005 the court appointed a lead plaintiff. On April 10, 2006, Plaintiffs filed a consolidated amended complaint. While Newmont and its officers and directors who are named defendants deny the claims made and intend to vigorously defend against the claims, we cannot reasonably predict the final outcome of these cases.

In a related development, on January 13, 2006, a purported Newmont shareholder sent to the Board of Directors a letter demanding the Company take action against the defendants in the purported derivative actions with respect to the matters alleged in the derivative complaints. The Board has taken the demand under consideration.

Newmont Jundee Operations Pty Ltd (“NYOL”)-100% Newmont Owned

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. As of March 31, 2006 and December 31, 2005, the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $220, classified in Other long-term liabilities. This amount represents what the Company believes will be the probable outcome of such disputes for all tax years for which additional income taxes can be assessed.

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are nil for 2006, $9 for 2007, $3 for 2008 and $27 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2006 and December 31, 2005, there were $389 and $386, respectively, of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 9 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 2, 2006). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(19)	SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the three months ended March 31, 2006 was 10.4. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, minority interest, equity income (loss) of affiliates and cumulative effect of changes in accounting principles, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest.

ITEM 1A.	RISK FACTORS

Risks related to Newmont’s operations.

Certain Factors Outside of Our Control May Affect Our Ability to Support the Carrying Value of Goodwill

Our accounting policies and methods of reporting financial conditions, including accounting for goodwill, require certain estimates, assumptions and judgments for which there is no clear authoritative guidance. Management makes such estimates, assumptions and judgments in good faith based on what they believe is the best available information. The Company has received from the Securities and Exchange Commission three letters, dated December 27, 2005, February 17, 2006 and April 5, 2006 requesting additional information and additional disclosure regarding accounting for Exploration Segment goodwill. As of the date of this Report, those comments remain unresolved.

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

Selected Financial and Operating Results

	Three Months Ended March 31,
	2006	2005
Revenues	$1,148	$945
Income from continuing operations	$213	$85
Net income	$209	$84
Net income per common share, basic
Income from continuing operations	$0.48	$0.19
Net income	$0.47	$0.19
Consolidated gold ounces sold (thousands)	1,839	1,974
Consolidated copper pounds sold (millions)	81	100
Average price received (1)
Gold (per ounce)	$555	$425
Copper (per pound)	$2.08	$1.33
Costs applicable to sales (2)
Gold (per ounce)	$275	$237
Copper (per pound)	$0.81	$0.71

(1)	Before treatment and refining charges.

(2)	Excludes depreciation, depletion and amortization.

Consolidated Financial Results

Newmont’s income from continuing operations for the three months ended March 31, 2006 was $213, or $0.48 per share. Results for the first three months of 2006 compared to 2005 were favorably impacted by higher realized gold and copper prices, partially offset by higher diesel, labor and commodity costs, fewer gold ounces and copper pounds sold and a favorable tax adjustment.

Gold sales, net for the three months ended March 31, 2006 increased $175, or 21%, compared to the corresponding period in 2005 as higher realized prices more than offset lower ounces sold. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended March 31,
	2006	2005
Consolidated gold sales:
Gross	$1,014	$839
Less: Treatment and refining charges	(3)	(3)

Net	$1,011	$836

Consolidated gold ounces sold (thousands)	1,839	1,974
Average price realized per ounce – gross	$555	$425
Average price realized per ounce – net	$554	$423

The change in consolidated gold sales is due to:

Three Months Ended March 31,
2006 vs. 2005
Change in consolidated ounces sold	$(64)
Change in average realized gold price	239

$175

Copper sales, net for the three months ended March 31, 2006 increased $28, or 26%, compared to the corresponding period in 2005 as lower sales volumes and higher treatment and refining charges were more than offset by higher realized prices. Realized copper revenues were reduced by $95 and $28 for the three month periods ended March 31, 2006 and 2005, respectively, from derivative transactions associated with the copper collar contracts. Realized copper revenues were increased by $88 and $11 for the three month periods ended March 31, 2006 and 2005, respectively, from provisional pricing mark-to-market in copper sales contracts. In addition, for the three months ended March 31, 2006, a loss of $23 was included in Other income, net for the ineffective portion of copper collar contracts. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended March 31,
	2006	2005
Consolidated copper sales:
Gross	$168	$133
Less: Treatment and refining charges	(31)	(24)

Net	$137	$109

Consolidated copper pounds sold (millions)	81	100
Average price realized per pound – gross	$2.08	$1.33
Average price realized per pound – net	$1.70	$1.09

The change in consolidated copper sales is due to:

Three Months Ended March 31,
2006 vs. 2005
Change in consolidated pounds sold	$(25)
Change in average realized copper price	60
Change in treatment and refining charges	(7)

$28

The following is a summary of net gold and copper sales by operation:

	Three Months Ended March 31,
	2006	2005
Gold
Nevada, USA	$288	$250
Yanacocha, Peru	427	329
Australia/New Zealand:
Tanami, Australia	60	63
Kalgoorlie, Australia	52	50
Jundee, Australia	36	37
Pajingo, Australia	18	19
Martha, New Zealand	21	19

	187	188

Batu Hijau, Indonesia	39	32
Other Operations:
Golden Giant, Canada	19	16
Zarafshan, Uzbekistan	16	15
Kori Kollo, Bolivia	24	3
La Herradura, Mexico	12	8

	71	42

Corporate	(1)	(5)

	$1,011	$836

Copper
Batu Hijau, Indonesia	$137	$109

Costs applicable to sales increased $27, or 5%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, as detailed in the table below. The increase in the first quarter of 2006 is primarily due to increased diesel and other commodity prices, increased labor costs and the adoption of new accounting pronouncements for deferred stripping costs and share-based payments. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales by operation:

	Three Months Ended March 31,
	2006	2005
Gold
Nevada, USA	$206	$182
Yanacocha, Peru	124	111
Australia/New Zealand:
Tanami, Australia	38	43
Kalgoorlie, Australia	44	38
Jundee, Australia	26	30
Pajingo, Australia	14	15
Martha, New Zealand	6	7

	128	133

Batu Hijau, Indonesia	15	16
Other Operations:
Golden Giant, Canada	8	13
Zarafshan, Uzbekistan	7	7
Kori Kollo, Bolivia	7	2
La Herradura, Mexico	6	4

	28	26

	$501	$468

Copper
Batu Hijau, Indonesia	$65	$71

Deferred stripping. On January 1, 2006 the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” Beginning in 2006, stripping costs incurred during the production phase of a mine are included as a component of inventory recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. Previously, deferred stripping costs were charged to Costs applicable to sales at some of the Company’s mining operations as gold or copper was produced and sold using the units of production method based on estimated recoverable quantities of proven and probable gold or copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which resulted in the recognition of the costs of waste removal activities over the life of the mine as gold or copper was produced.

The net deferred stripping amounts included in Costs applicable to sales by operation for the three months ended March 31, 2005 were as follows:

Increase (decrease) in Costs applicable to sales:

Gold
Nevada, USA	$(14)
Kalgoorlie, Australia	3
Batu Hijau, Indonesia	(5)

$(16)

Copper
Batu Hijau, Indonesia	$(18)

See Recent Accounting Pronouncements, below.

Depreciation, depletion and amortization (“DD&A”) decreased $19, or 12%, for the three months ended March 31, 2006, respectively, compared to the corresponding periods in 2005 as detailed in the table below and primarily relates to lower production and inventory increases at Batu Hijau, partially offset by higher capital expenditures. Newmont expects 2006 DD&A to be between $675 and $725.

The following is a summary of Depreciation, depletion and amortization by operation:

	Three Months Ended March 31,
	2006	2005
Nevada, USA	$36	$30
Yanacocha, Peru	43	47
Australia/New Zealand:
Tanami, Australia	7	9
Kalgoorlie, Australia	6	5
Jundee, Australia	5	6
Pajingo, Australia	5	6
Martha, New Zealand	3	5

Gold	26	31
Other	1	1

	27	32

Batu Hijau, Indonesia
Gold	4	6
Copper	16	26

	20	32

Other Operations:
Golden Giant, Canada	1	3
Zarafshan, Uzbekistan	2	2
Kori Kollo, Bolivia	2	––
La Herradura, Mexico	2	1

Gold	7	6
Other	––	2

	7	8

Other:
Merchant Banking	5	7
Corporate and Other	4	5

	9	12

	$142	$161

Exploration increased $7, or 27%, for the three months ended March 31, 2006, respectively, compared to the corresponding period in 2005. The increase was primarily a result of increased spending in North and South America. Newmont expects 2006 Exploration expense to be between $150 and $160.

Advanced projects, research and development increased $4, or 24%, for the three months ended March 31, 2006, respectively, compared to the corresponding period in 2005 and includes spending for the Akyem, Phoenix, Ahafo, Alberta Oil Sands and other projects. Newmont expects 2006 Advanced projects, research and development expenses to be between $50 and $60.

General and administrative expenses increased $6 or 19% for the three months ended March 31, 2006, respectively, compared to the corresponding period in 2005 primarily as a result of increased labor, consulting and contract services fees. Newmont expects 2006 General and administrative expenses to be between $150 and $160.

Other expense, net decreased $10, or 42%, for the three months ended March 31, 2006, compared to the corresponding period in 2005. The three month period ended March 31, 2006 expense is primarily due to legal and other costs incurred in regard to pollution allegations at Minahasa in Indonesia. The expense in the comparable periods in 2005 was primarily attributable to costs incurred to stabilize a waste dump in Nevada, pollution allegations at Minahasa in Indonesia and to settle senior management pension obligations.

Other income, net was $35 and $67 for the first quarter of 2006 and 2005, respectively, and is summarized as follows:

	Three Months Ended March 31,
	2006	2005
Royalty and dividend income	$29	$18
Interest income	19	11
Foreign currency exchange gains (losses)	3	(4)
Gain on sale of other assets, net	2	32
Gain on investments, net	1	6
Unrealized (loss) gain on derivative instruments	(24)	2
Other	5	2

	$35	$67

Royalty and dividend income increased in 2006 due to higher gold, oil and gas prices and as a result of increased distributions received from the Company’s investment in Canadian Oil Sands Trust.

Interest income increased in the three months due to increased funds available for investment and higher investment yields.

On March 31, 2005, the Minera El Bermejal S. de R.L. de C.V. joint venture, 44% owned by Newmont and 56% owned by Industrias Penoles S.A. de C.V., completed the sale of its interest in the Mezcala Gold Deposit for cash proceeds of $70 (Newmont’s share $31). The Company recorded a pre-tax gain of $31.

Unrealized (loss) gain on derivative instruments for the three months ended March 31, 2006 and 2005, was a loss of $24 and a gain of $2, respectively, for the ineffective portion of copper collar and interest rate swap derivative instruments designated as cash flow hedges.

Interest expense, net of capitalized interest for the three month period ended March 31, 2006 approximated the corresponding period in 2005. Increased interest expense due to the issuance of the 5 7/8% notes in March 2005 was offset by increased capitalized interest. Capitalized interest totaled $15 and $6 for the first quarter of 2006 and 2005, respectively, as a result of the higher level of capital expenditures in 2006. Newmont expects the 2006 Interest expense, net to be between $95 and $105.

Income tax expense during the first quarter of 2006 was $38 compared to $53 during the first quarter of 2005. The effective tax rate for the first quarter of 2006 was 11% compared to 27% during the first quarter of 2005. The decrease in tax expense and the estimated effective tax rate in 2006 was reduced from discrete events related to (i) a change in Australian tax law regarding the ability of the Company to change its functional currency for tax reporting purposes, and (ii) the release of valuation allowance relative to the Company’s deferred tax assets attributable to foreign tax credits. This decrease is offset by an increase in pre-tax income and benefits relating to the Australian tax consolidation recorded in 2005. The estimated effective tax rate in 2006 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) income tax benefits associated with the change in Australian tax law, (iii) the valuation allowance release relative to foreign tax credits, and (iv) the effect of different income tax rates in countries where earnings are indefinitely reinvested. The effective tax rate in 2005 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) additional tax benefits associated with the change in Australian tax law regarding the ability of the company to file consolidated income tax returns, and (iii) the valuation allowance release relative to the Company’s deferred tax assets for post-retirement benefit obligations. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 2, 2006. Newmont expects the 2006 full year tax rate to be approximately 25% to 29% assuming an average gold price of $550 per ounce.

The Loss from discontinued operations resulted from the classification of the Golden Grove copper-zinc operation in Australia and the Holloway mine in Canada as discontinued operations. The Company reclassified the income statement results from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income for all periods presented (see Note 4 to the Condensed Consolidated Financial Statements).

Results of Consolidated Operations

	Gold Ounces or Copper Pounds Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Nevada	535.0	588.6	$395	$309	$68	$51
Yanacocha(2) (51.35% owned)	769.9	772.9	161	143	56	61
Australia/New Zealand	333.5	439.3	384	303	79	70
Batu Hijau(2) (52.875% economic interest)	72.8	75.4	208	211	51	83
Other(2)	127.4	97.8	216	261	55	67

Total/Weighted-Average	1,838.6	1,974.0	$275	$237	$64	$61

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Batu Hijau(2) (52.875% economic interest)	80.7	100.1	$0.81	$0.71	$0.19	$0.26

(1)	Excludes depreciation, depletion and amortization.

(2)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.

Consolidated gold ounces sold decreased 7% in the first quarter of 2006 from 2005, primarily due to decreased throughput and lower grade ores processed in Nevada and Australia/New Zealand, partially offset by increased leach production at Kori Kollo from new leaching that began in the third quarter of 2005.

Consolidated copper pounds sold decreased 19% in the first quarter of 2006 from 2005, primarily due to processing 12% fewer tons of ore due to hard ore comprising a significant portion of the mill feed in the quarter and an increase in concentrate inventory at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 16% in the first quarter of 2006 from 2005, primarily due to the decrease in production and higher materials and labor costs in Nevada and Australia/New Zealand. Costs applicable to sales per consolidated copper pound increased 14% in 2006 from 2005, primarily due to the decrease in copper production at Batu Hijau. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In 2005, $31 of mining costs were deferred and reduced Costs applicable to sales by $8 per ounce of gold and $0.18 per pound of copper sold. Deferral of open pit waste removal cost is no longer permitted during production. See Recent Accounting Pronouncements.

The Company expects consolidated sales of between 7.7 and 7.9 million ounces of gold in 2006 at Costs applicable to sales of between $280 to $295 per ounce and between 470 and 475 million pounds of copper at Costs applicable to sales of between $0.60 and $0.65 per pound.

Nevada Operations

Nevada gold ounces sold decreased 9% in the first quarter of 2006 from 2005, primarily a result of a 14% decrease in mill ore grade. The decrease in mill ore grade resulted from mining lower grade ore at the Midas and Deep Post underground mines. Mill throughput was lower resulting from unplanned downtime at Mill 5. Costs applicable to sales per ounce increased 28%, primarily due to a decrease in ounces produced and increased labor, diesel, cyanide and underground contract service costs. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In 2005, $14 of mining costs were deferred and reduced Costs applicable to sales by $25 per ounce. Consolidated gold sales for 2006 are expected to be between 2.58 and 2.60 million ounces at Costs applicable to sales of between $380 and $385 per ounce. During the second quarter of 2006, Costs applicable to sales per ounce are expected to temporarily increase as a result of regularly planned annual maintenance at Mill 6.

Construction of the Phoenix and Leeville projects is nearing completion with the commencement of operations expected during the second quarter of 2006 for Phoenix and the third quarter of 2006 for Leeville. Construction of a 200-megawatt coal-fired power plant is underway. Capital costs are expected to be approximately $450 and completion is targeted for mid-2008.

Non-governmental organizations have brought a series of legal actions relating to the Nevada operations, as described in more detail in Note 18 to the Consolidated Financial Statements. While Newmont believes that the legal actions are without merit, unfavorable outcomes could result in additional conditions being imposed on the Company’s operations, and such conditions could have a material adverse effect on results of operations or financial position.

Yanacocha Operations

First quarter Yanacocha gold ounces sold remained constant as a 25% increase in ore grade and a 19% increase in tons of ore placed were offset by the timing of flows from the leach pads. The increase in ore placed resulted from an increase in tons mined and lower waste removal at the La Quinua and Yanacocha pits. Ore grade also increased at La Quinua as mining accessed higher grade material at the bottom of the pit. Costs applicable to sales per ounce increased 13% due to the increase in tons mined, increased consumption and prices of commodities and higher labor and royalty costs due to increased gold prices. Consolidated gold sales for 2006 are expected to be between 2.58 and 2.62 million ounces at Costs applicable to sales of between $185 and $195 per ounce.

During 2004, Peru enacted legislation to establish a sliding scale mining royalty of up to 3% based on the volume of mine production. The royalty is calculated on revenue from sales of product less certain refining and transportation expenses. While the Peruvian royalty became effective during the second quarter of 2004, it does not apply to those projects that had tax stabilization agreements prior to the adoption of the royalty law. Virtually all of Yanacocha’s current production is derived from projects that were stabilized prior to the enactment of the royalty legislation; however, future projects not covered by the tax stabilization agreements will be burdened by this royalty. In addition, presidential, congressional and regional elections are taking place in Peru in 2006, and a new national government will take office in July 2006. It is possible that the new government will attempt to set aside the tax stabilization agreements and impose the mining royalty on projects covered by current tax stabilization agreements.

Although there is a collective bargaining agreement in place at Yanacocha through February 2007, a minority of the union membership staged a three-day strike in April. The strike had no material impact on operations. There can be no assurance that on-going or future disputes will be resolved without disruption to operations.

Australia/New Zealand Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(in thousands)		($ per ounce)		($ per ounce)
Tanami	108.6	146.9	$346	$291	$63	$61
Kalgoorlie (50% owned)	94.0	116.5	465	325	70	39
Jundee	62.2	87.9	425	341	79	74
Pajingo	32.0	43.9	439	348	149	138
Martha	36.7	44.1	176	166	86	107

Total/Weighted-Average	333.5	439.3	$384	$303	$79	$70

(1)	Excludes depreciation, depletion and amortization.

Australia/New Zealand operations sold 24% fewer ounces of gold in the first quarter of 2006 compared to 2005, primarily due to lower grades at Kalgoorlie, Jundee and Martha combined with lower throughput at Tanami and Pajingo. Costs applicable to sales per ounce for the first quarter increased in 2006 from 2005 by 27%, primarily due to the decrease in ounces produced, partially offset by a devaluation of the Australian and New Zealand dollars compared to the U.S. dollar. The favorable foreign exchange movements decreased Australia/New Zealand Costs applicable to sales in 2006 from 2005 by approximately $17 per ounce. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In 2005, $3 of mining costs were amortized and increased Costs applicable to sales by $7 per ounce. Consolidated gold sales for 2006 are expected to be between 1.48 and 1.53 million ounces at Costs applicable to sales of between $335 and $350 per ounce.

Tanami, Australia. Gold ounces sold decreased 26% in the first quarter of 2006 from 2005, primarily due to a 30% decline in mill throughput resulting from the completion of processing Groundrush stockpiles. Costs applicable to sales per ounce increased 19%, primarily due to lower gold production.

Kalgoorlie, Australia. Gold ounces sold decreased 19% in the first quarter of 2006 from 2005, primarily due to a 19% decrease in ore grade milled and a 7% decrease in tons milled. Higher grade ore from Mount Charlotte was processed in 2005 and adverse weather conditions limited mill throughput in 2006. Costs applicable to sales per ounce increased 43%, primarily due to lower gold production, and increased maintenance, diesel and reagent costs.

Jundee, Australia. Gold ounces sold decreased 29% in the first quarter of 2006 from 2005, primarily due to a 12% decrease in tons milled and a 17% decrease in mill ore grade. The decrease in tons milled was attributable to severe weather conditions, flooding and an extended mill shutdown. Costs applicable to sales per ounce increased 25%, primarily attributable to lower gold production and unplanned maintenance costs.

Pajingo, Australia. Gold ounces sold decreased 27% in the first quarter of 2006 from 2005, primarily due to a 32% decrease in tons milled. The decrease in tons milled was attributable to ground control issues in Vera South Deeps and access issues at Jandam. Costs applicable to sales per ounce increased 26% primarily due to lower production.

Martha, New Zealand. Gold ounces sold decreased 17% in the first quarter of 2006 from 2005, primarily due to a 19% decrease in mill ore grade and a 9% decrease in ore milled, partially offset by higher recovery. Costs applicable to sales per ounce increased 6%, primarily due to decreased production and higher waste removal.

Batu Hijau Operation

	Gold Ounces or Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold	72.8	75.4	$208	$211	$51	$83

	(pounds in millions)		($ per pound)		($ per pound)
Copper	80.7	100.1	$0.81	$0.71	$0.19	$0.26

(1)	Consolidated gold ounces or copper pounds sold includes minority interests’ share (52.875% economic interest).

(2)	Excludes depreciation, depletion and amortization.

Copper sales decreased 19% in the first quarter of 2006 from 2005 due to reduced mill tons processed attributable to hard ore and an increase in concentrate inventory. Gold sales decreased 3% as the decrease in mill tons processed and increase in concentrate inventory were offset by a 26% increase in gold ore grade milled. The decrease in copper production resulted in a 14% increase in Costs applicable to sales per pound of copper. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In 2005, $23 of advanced stripping costs were amortized, reducing Costs applicable to sales by $0.18 per pound of copper and $58 per ounce of gold.

Batu Hijau has revised its mine operating plan to address recurring geotechnical instability of the operation’s east pit wall. Consolidated sales for 2006 are expected to total between 470 and 475 million pounds of copper at Costs applicable to sales of between $0.60 and $0.65 per pound and between 455,000 and 465,000 ounces of gold at Costs applicable to sales of between $155 and $165 per ounce.

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

A company owned by an Indonesian national currently owns a 20% interest in Batu Hijau, which required the Newmont/Sumitomo partnership to offer a 3% interest in 2006. An offer to sell a 3% interest was made to the government of Indonesia in the first quarter of 2006, and the Newmont/Sumitomo partnership is awaiting a response to that offer. Pursuant to this provision of the Contract of Work, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced by 49% by the end of 2010.

Other Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(in thousands)		($ per ounce)		($ per ounce)
Golden Giant	34.1	37.8	$223	$340	$17	$73
Zarafshan(2) (50% owned)	29.3	34.2	237	199	78	69
Kori Kollo(3) (88% owned)	43.8	6.9	169	275	49	36
La Herradura (44% owned)	20.2	18.9	274	207	98	61

Total/Weighted-Average	127.4	97.8	$216	$261	$55	$67

(1)	Excludes depreciation, depletion and amortization.

(2)	Joint venture between Newmont and two Uzbekistan government entities, the State Committee for Geology and Mineral Resources (the “State Committee”) and Navoi Mining and Metallurgical Combinat (“Navoi”).

(3)	Consolidated gold ounces sold includes minority interests’ share.

Golden Giant, Canada. Mining operations at Golden Giant were completed in December 2005. Remnant mining and milling production in the first quarter of 2006 was higher than expected due to additional in-circuit inventory ounces. Remnant production, at significantly reduced levels, is expected through the third quarter of 2006.

Zarafshan, Uzbekistan. Gold ounces sold decreased 14% in the first quarter of 2006 from 2005 primarily due to timing of flows from the leach pads. Tons placed on the leach pads increased 18% due to milder weather conditions as compared to the first quarter of 2005. Costs applicable to sales per ounce increased 19%, primarily a result of the lower production. Consolidated gold sales for 2006 are expected to be between 140,000 and 150,000 ounces at Costs applicable to sales of between $240 and $250 per ounce.

At a meeting on March 17, 2006, the Company was verbally notified by the Uzbekistan Ministry of Finance that it would like to renegotiate or eliminate Decree 151 during 2006. Decree 151 is a governmental decree that protects the Company from changes in tax laws and provides other financial and operational benefits. The joint venture agreement with the government of Uzbekistan provides that the tax protection and financial and operational benefits provided by Decree 151 are to remain in effect for so long as the joint venture has ongoing operations. The Company does not believe that any amendment to Decree 151 is warranted or appropriate, but based on recent discussions it is reasonably likely that such an amendment will be mandated by the government. The Company cannot predict the final outcome of this matter at this time, but based on the proposals put forth to date, the Company does not currently believe that it will be required to write-down the book value of its interest in the joint venture as a result of the amendment of Decree 151. Nonetheless, depending on the outcome, the amendment or elimination of Decree 151 could adversely affect the results of the joint venture operation.

Kori Kollo, Bolivia. Gold ounces sold increased significantly in the first quarter of 2006 resulting from the placement of additional material from the Kori Kollo pit on the existing leach pad and ore from the Kori Chaca pit on a new leach pad beginning in the third quarter of 2005. Production in the first quarter of 2005 was entirely from residual leaching of an existing leach pad. Costs applicable to sales per ounce decreased 39% from 2005 to 2006 as a result of the increased production. Consolidated gold sales for 2006 are expected to be between 110,000 and 120,000 ounces at Costs applicable to sales of between $240 and $250 per ounce.

La Herradura, Mexico. Gold ounces sold increased 7% in the first quarter of 2006 from 2005, primarily a result of timing of flows from the leach pads as the grade of ore placed on the leach pads decreased 26%. Costs applicable to sales per ounce increased by 32% primarily due to an increase in waste tons mined and increased labor, diesel and other commodity prices. Consolidated gold sales for 2006 are expected to be between 80,000 and 90,000 ounces at Costs applicable to sales of between $215 and $225 per ounce.

Merchant Banking

During the first quarter of 2006, Merchant Banking assisted with completion of the acquisition of an additional 22.22% interest in Boddington and the remaining 15% interest in Akyem bringing the Company’s ownership to 2/3 and 100%, respectively.

Merchant Banking earned $29 and $18 of Royalty and dividend income for the first quarter of 2006 and 2005, respectively.

Foreign Currency Exchange Rates

The Company’s foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 41% and 36%, of Newmont’s Costs applicable to sales were paid in local currencies during the first quarter of 2006 and 2005, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations decreased Costs applicable to sales by approximately $7 during the three months ended March 31, 2006, as compared to the corresponding period in 2005.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations increased 28% for the first quarter of 2006 compared to 2005. Cash flow from operations during 2006 was positively impacted by higher realized gold and copper prices, partially offset by fewer gold ounces and copper pounds sold. Also impacting cash flows from operations during 2006 were higher operating costs, as discussed above in Results of Consolidated Operations, a $44 increase in accounts receivable primarily due to trade receivables at Batu Hijau related to the timing of concentrate shipments and a $124 increase in inventories, stockpiles and ore on leach pads.

Investing Activities

Net cash used in investing activities was $257 during the first quarter of 2006 compared to $419 during the same period of 2005.

Additions to property, plant and mine development

	Three Months Ended March 31,
	2006	2005
Nevada, USA	$154	$77
Yanacocha, Peru	56	46
Australia/New Zealand:
Tanami, Australia	4	3
Kalgoorlie, Australia	3	4
Jundee, Australia	5	5
Pajingo, Australia	3	2
Martha, New Zealand	3	3
Other, Australia	5	3

	23	20

Batu Hijau, Indonesia	63	23
Ghana, West Africa:
Ahafo, Ghana	54	47
Akyem, Ghana	11	3

	65	50

Other Operations:
Kori Kollo, Bolivia	—	7
Zarafshan, Uzbekistan	3	1
La Herradura, Mexico	2	—

	5	8

Merchant Banking	1	—
Corporate and Other	3	5

	$370	$229

Capital expenditures for Nevada operations during the first quarter of 2006 and 2005 related to activities for the development of the Leeville, Phoenix, and Power Plant projects, and mine equipment replacement. Yanacocha capital expenditures were for continuing leach pad construction, mine development and mine equipment. Australia/New Zealand capital expenditures for the first three months of 2006 and 2005 resulted from mine development and underground fleet replacement. Expenditures at Batu Hijau primarily included the purchase of additional surface equipment. Capital expenditures at Ahafo resulted from construction and development costs during both periods. Newmont expects to spend approximately $1,400 to $1,600 on capital expenditures in 2006.

Marketable debt securities. The Company had net proceeds of $297 and net investments of $187 from auction rate marketable debt securities during the first three months of 2006 and 2005, respectively. The Company accounts for these investments as short-term available-for-sale marketable debt securities.

Marketable equity securities. During the first three months of 2005, the Company purchased marketable equity securities of Shore Gold Inc. for approximately $42. The Company accounts for this investment as long-term available-for-sale marketable equity securities.

Sale of Ovacik. On March 1, 2005, the Ovacik operation, located in western Turkey, was sold to a subsidiary of Koza Davetiye, a listed Turkish conglomerate. Consideration included $20 at closing, $10 during the fourth quarter of 2005 and various deferred payments that could total as much as $15.

Sale of Mezcala. On March 31, 2005, the Mezcala gold deposit was sold for cash proceeds of $31.

Acquisition of minority interests. In January 2006, Newmont acquired Kenbert Mining’s 15% interest in the Akyem project, bringing its interest in the project to 100%. An environmental impact statement was submitted to the Ghana Environmental Protection Agency in August 2005. Once the environmental impact statement is approved, construction is planned to commence along with a detailed review of capital costs and production timing.

On February 27, 2006, Newmont announced that it will proceed with the development of the Boddington Project in Western Australia with AngloGold Ashanti Limited. Construction of the Boddington Project is expected to cost Newmont approximately $900 to $1,000, with initial production expected in late 2008 or early 2009. The project has a current estimated mine life of more than 15 years, with Newmont’s share of annual production expected to be approximately 700,000 ounces for the first five years and average approximately 600,000 ounces over the life of the project.

On March 20, 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington Project in Western Australia, bringing its interest in the project to 2/3, for consideration of $164 plus applicable stamp duty and similar costs.

Financing Activities

Net cash (used in) provided from financing activities was $(80) and $509 during the first quarter of 2006 and 2005, respectively. In March 2005, net proceeds of $582 were received from the issuance of 30-year 5 7/8% Notes.

During the first quarter of 2006, the Company made scheduled debt repayments of approximately $20 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease.

Scheduled minimum long-term debt cash repayments as of March 31, 2006 are $176 for the remainder of 2006, $162 in 2007, $232 in 2008, $114 in 2009, $113 in 2010 and $1,110 thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities or existing cash on hand. Approximately $566 of the total scheduled minimum long-term debt repayments as of March 31, 2006 relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. Approximately $87 of this facility is classified as a current liability. Additionally, PT Newmont Nusa Tenggara shareholder loans of $39 as of March 31, 2006 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Newmont. This amount is also classified as a current liability. In addition, the Company will deliver 161,111 ounces of gold in 2006 and 2007 in connection with the Prepaid forward sales obligation.

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

As of March 31, 2006, the Company was in compliance with all required debt covenants and other restrictions related to its long-term debt agreements.

On February 24, 2006, the Company declared regular quarterly dividends totaling $0.10 per common share, paid on March 29, 2006. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling CDN$0.1152 per share paid on March 29, 2006. The total paid to common stockholders in the first quarter of 2006 was $45. For the quarter ended March 31, 2005, the Company declared regular quarterly dividends totaling $0.10 per common share, as well as dividends on exchangeable shares, for a total paid of $45. The Company also used $45 and $16 to pay dividends to minority interests for the quarters ended March 31, 2006 and 2005, respectively.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases and $389 of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 2, 2006). Newmont also provides a contingent support line of credit to PT Newmont Nusa Tanggara of which Newmont’s pro-rata share is $37. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (in millions of pounds): 1,317 for the remainder of 2006; 1,361 in 2007; 1,378 in 2008; 1,389 in 2009 and 2010; and 4,167 thereafter. For information regarding these agreements, see Item 3, Provisional Copper and Gold Sales, below.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2006 and December 31, 2005, $448 and $431, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $73 and $77 were accrued for such obligations at March 31, 2006 and December 31, 2005, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 108% greater or 35% lower than the amount accrued at March 31, 2006. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 15 and 18 to the Condensed Consolidated Financial Statements.

During the three months ended March 31, 2006 and 2005, capital expenditures were approximately $22 and $3, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

Newmont spent $2 and $3, respectively, during the three months ended March 31, 2006 and 2005 for environmental obligations related to the former mining sites discussed in Note 18 to the Condensed Consolidated Financial Statements for the three month’s ended March 31, 2006 contained herein.

Recent Accounting Pronouncements

On January 1, 2006 the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry. “ EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $81 (net of tax and minority interest) and eliminated the $71 net deferred stripping balance. Adoption of EITF Issue No. 04-06 had no impact on the Company’s cash position or cash from operations.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. As a result of adopting FAS 123R, the Company’s Income from continuing operations and Net income for the first quarter of 2006 is $4 lower ($0.01 per share, basic and diluted) than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2005, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Newmont had the following contracts at March 31, 2006:

	Expected Maturity Date or Transaction Date			Fair Value
	2006	2007	Total/ Average	At March 31, 2006		At December 31, 2005
Gold Put Option Contracts ($ denominated):
Ounces (thousands)	61	20	81	$(3)		$(3)
Average price	$352	$397	$363
Copper Collar Contracts (3) ($ denominated):
Pounds (millions)	298	84	382	$(385	)(1)	$(261	)(2)
Average cap price	$1.36	$1.41	$1.37
Average floor price	$1.10	$1.10	$1.10
$/IDR Forward Purchase Contracts (3):
$ (millions)	$57	$5	$62	$7		$—
Average rate (IDR/$)	$10,555	$9,956	$10,506
Australian Dollar Zero-Cost Collar Contracts:
$ (millions)	$69	—	$69	$—		$—
Average cap price ($ per A$1)	$0.80	—	$0.80
Average floor price ($ per A$1)	$0.55	—	$0.55

(1)	The fair value does not include amounts payable ($34) on derivative contracts that have been closed out in March 2006 with the net settlement due in April 2006.

(2)	The fair value does not include amounts payable ($36) on derivative contracts that had been closed out in December 2005 with the net settlement due and paid in January 2006.

(3)	56.25% guaranteed by Newmont.

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

For the three months ended March 31, 2006 and 2005, Batu Hijau recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments at March 31, 2006 and 2005, as follows:

	At March 31,
	2006	2005
Gross revenue subject to final price adjustments
Copper	$377	$250
Gold	$15	$12

The average final price adjustments realized were as follows:

	Three Months Ended March 31,
	2006	2005
Average final price adjustments
Copper	26%	11%
Gold	9%	0%

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $384 per ounce in 2008 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 was recorded as deferred revenue and will be included in revenues as delivery occurs. Newmont will next deliver into these contracts in 2008. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging

Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at March 31, 2006:

	Expected Maturity Date or Transaction Date
	2008	2009	2011	Total/ Average
	($ denominated)
Ounces (thousands)	1,000	600	250	1,850
Average price	$384	$381	$392	$384

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% notes and its $200 8 3/8% debentures. For the three months ended March 31, 2006 and 2005, these transactions resulted in a reduction in interest expense of $nil and $1, respectively. The fair value of the interest rate swaps was $nil at March 31, 2006 and $2 at December 31, 2005.

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

Information regarding legal proceedings is contained in Note 18 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2006 through January 31, 2006	4,424	(1)	$43.43	—	N/A
February 1, 2006 through February 28, 2006	3,186	(2)	$60.39	—	N/A
March 1, 2006 through March 31, 2006	—		—	—	N/A

(1)	Represents shares forfeited by an employee of previously granted restricted shares of common stock upon termination of employment.

(2)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipients’ tax withholding obligations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were voted upon at the annual meeting of stockholders held on April 25, 2006:

a)	Election of directors,

b)	Ratify the Audit Committee’s appointment of PricewaterhouseCoopers LLP as Newmont’s independent auditors for 2006, and

c)	Consider and act upon a Stockholder Proposal regarding Independent Board Chairman.

All matters voted on at the annual meeting were approved, except Proposal #3. The voting results were as follows:

Proposal #1 – Election of Directors.

Name	Votes For	Votes Withheld
Glen A. Barton	339,946,117	3,780,745
Vincent. A. Calarco	339,961,448	3,765,414
Noreen Doyle	339,909,565	3,817,296
Veronica M. Hagen	335,415,695	8,311,167
Michael S. Hamson	339,936,925	3,789,937
Leo I. Higdon, Jr.	337,512,432	6,214,430
Pierre Lassonde	337,640,185	6,076,677
Robert J. Miller	327,190,279	16,536,583
Wayne W. Murdy	337,614,136	6,112,725
Robin A. Plumbridge	338,465,614	5,261,248
John B. Prescott	339,946,216	3,780,645
Donald C. Roth	339,914,966	3,811,896
Seymour Schulich	338,419,769	5,307,093
James V. Taranik	329,747,552	13,979,310

Proposal #2 - Ratification of Auditors.

Votes For	340,478,402
Votes Against	572,523
Abstentions	2,675,937

Proposal #3 – Stockholder Proposal regarding Independent Board Chairman.

Votes For	73,688,563
Votes Against	193,342,489
Abstentions	3,629,407
Broker Non-Votes	73,066,403

There were no broker non-votes included in the results of the election of directors or the ratification of auditors.

ITEM 6.	EXHIBITS

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: April 28, 2006	/s/ RICHARD T. O’BRIEN
Richard T. O’Brien Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2006	/s/ RUSSELL BALL
Russell Ball Vice President and Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
10.1	Annual Incentive Compensation Payroll Practice, amended and restated effective January 1, 2006, filed herewith.

10.2	Employee Performance Incentive Compensation Payroll Practice, amended and restated effective January 1, 2006, filed herewith.

10.3	Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2006.

10.4	Summary of Non-Employee Director Compensation and Benefits. Incorporated by reference as Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2006.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.[1]

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.[1]

[1]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.