Form 10-Q
period 2006-06-30
NEWMONT MINING CORP /DE/
filed 2006-07-27
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

There were 420,916,727 shares of common stock outstanding on July 21, 2006 (and 28,757,293 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited, in millions except per share)
Revenues
Sales - gold, net	$1,108	$833	$2,119	$1,669
Sales - copper, net	202	164	339	273

	1,310	997	2,458	1,942

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	551	481	1,052	949
Copper	84	69	149	140
Depreciation, depletion and amortization	153	155	295	316
Exploration	46	38	79	64
Advanced projects, research and development	28	12	49	29
General and administrative	37	32	74	63
Other expense, net	13	16	27	40

	912	803	1,725	1,601

Other income (expense)
Other income, net (Note 3)	34	44	69	111
Interest expense, net	(23)	(31)	(43)	(52)

	11	13	26	59

Income from continuing operations before income tax expense, minority interest and equity income of affiliates	409	207	759	400
Income tax expense	(120)	(44)	(158)	(97)
Minority interest in income of consolidated subsidiaries	(128)	(74)	(227)	(133)
Equity income (loss) of affiliates	—	(1)	—	3

Income from continuing operations	161	88	374	173
Loss from discontinued operations (Note 5)	—	(38)	(4)	(39)

Net income	$161	$50	$370	$134

Income per common share (Note 6)
Basic:
Income from continuing operations	$0.36	$0.20	$0.83	$0.39
Loss from discontinued operations	—	(0.09)	(0.01)	(0.09)

Net income	$0.36	$0.11	$0.82	$0.30

Diluted:
Income from continuing operations	$0.36	$0.20	$0.83	$0.39
Loss from discontinued operations	—	(0.09)	(0.01)	(0.09)

Net income	$0.36	$0.11	$0.82	$0.30

Basic weighted-average common shares outstanding	449	446	449	446

Diluted weighted-average common shares outstanding	452	449	451	449

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2006	At December 31, 2005
	(unaudited, in millions)
ASSETS
Cash and cash equivalents	$1,135	$1,082
Marketable securities and other short-term investments (Note 10)	354	817
Trade receivables	196	94
Accounts receivable	157	136
Inventories (Note 11)	349	320
Stockpiles and ore on leach pads (Note 12)	342	255
Deferred stripping costs (Note 2)	—	78
Deferred income tax assets	192	159
Other current assets	93	95

Current assets	2,818	3,036
Property, plant and mine development, net	6,185	5,645
Investments (Note 10)	1,308	955
Long-term stockpiles and ore on leach pads (Note 12)	733	603
Deferred stripping costs (Note 2)	—	100
Deferred income tax assets	610	517
Other long-term assets	197	183
Goodwill	2,902	2,879
Assets of operations held for sale (Note 5)	77	74

Total assets	$14,830	$13,992

LIABILITIES
Current portion of long-term debt (Note 13)	$205	$196
Accounts payable	231	232
Employee-related benefits	151	176
Derivative instruments (Note 9)	583	270
Other current liabilities (Note 14)	479	476

Current liabilities	1,649	1,350
Long-term debt (Note 13)	1,709	1,733
Reclamation and remediation liabilities (Note 15)	456	445
Deferred income tax liabilities	461	449
Employee-related benefits	292	273
Other long-term liabilities (Note 14)	302	414
Liabilities of operations held for sale (Note 5)	16	21

Total liabilities	4,885	4,685

Commitments and contingencies (Note 18)
Minority interest in subsidiaries	1,048	931

STOCKHOLDERS’ EQUITY
Common stock	673	666
Additional paid-in capital	6,669	6,578
Accumulated other comprehensive income	602	378
Retained earnings	953	754

Total stockholders’ equity	8,897	8,376

Total liabilities and stockholders’ equity	$14,830	$13,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(unaudited, in millions)
Operating activities:
Net income	$370	$134
Adjustments to reconcile net income to net cash from operations:
Depreciation, depletion and amortization	295	316
Revenue from prepaid forward sales obligation	(48)	(48)
Loss from discontinued operations	4	39
Accretion of accumulated reclamation obligations	14	14
Amortization of deferred stripping costs, net	—	(46)
Deferred income taxes	(77)	(27)
Minority interest expense	227	133
Gain on asset sales, net	(14)	(41)
Hedge loss, net	74	8
Other operating adjustments and write-downs	63	11
Decrease (increase) in operating assets:
Trade and accounts receivable	(100)	(44)
Inventories, stockpiles and ore on leach pads	(224)	(72)
Other assets	(11)	3
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	36	(44)
Reclamation liabilities	(25)	(14)

Net cash provided from continuing operations	584	322
Net cash (used in) provided from discontinued operations	(13)	2

Net cash from operations	571	324

Investing activities:
Additions to property, plant and mine development	(708)	(532)
Additions to property, plant and mine development of discontinued operations	—	(24)
Investments in marketable debt and equity securities	(1,080)	(2,042)
Proceeds from sale of marketable debt and equity securities	1,536	1,824
Acquisition of minority interests (Note 8)	(187)	—
Proceeds from sale of assets	8	60
Other	(2)	—

Net cash used in investing activities	(433)	(714)

Financing activities:
Proceeds from debt, net	99	584
Repayment of debt	(63)	(70)
Dividends paid to common stockholders	(90)	(89)
Dividends paid to minority interests	(89)	(71)
Proceeds from stock issuance	57	6
Change in restricted cash and other	(2)	(7)

Net cash (used in) provided from financing activities	(88)	353

Effect of exchange rate changes on cash	3	(3)

Net change in cash and cash equivalents	53	(40)
Cash and cash equivalents at beginning of period	1,082	781

Cash and cash equivalents at end of period	$1,135	$741

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

Certain amounts for the three and six months ended June 30, 2005 have been reclassified to conform to the 2006 presentation. The Company has reclassified the income statement and cash flow statement amounts for the Golden Grove and Holloway operations from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income and Cash Flows for all periods presented.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

Deferred Stripping Costs

On January 1, 2006 the Company adopted Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $81 (net of tax and minority interests) and eliminated the $71 net deferred stripping asset from the balance sheet. Adoption of EITF 04-06 had no impact on the Company’s cash position or net cash from operations.

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

Movements in the net deferred stripping cost balance were as follows:

	Six Months Ended June 30,
	2006	2005
Opening balance	$71	$20
Cumulative effect adjustment	(71)	—
Disposition of Ovacik	—	(4)
Additions	—	100
Amortization	—	(54)

Closing balance	$—	$62

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

The deferred and advanced stripping cost balances are presented in the balance sheet at December 31, 2005 in other assets or other liabilities as follows:

At December 31, 2005
Other Assets:
Current	$78
Long-term	100

178

Other Liabilities:
Current	$14
Long-term	93

107

Deferred stripping, net	$71

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“FAS 123(R)”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in the three and six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The results for prior periods have not been restated.

As a result of adopting FAS 123(R), the Company’s Income from continuing operations and Net income for the second quarter of 2006 is $6 lower ($0.01 per share, basic and diluted) and $10 lower ($0.03 per share basic and $0.02 per share diluted) for the first half of 2006 than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year periods. Prior to the adoption of FAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was included in operating cash flows, along with other tax cash flows, and requires tax benefits relating to the deductibility of increases in the equity instruments issued under share-based compensation arrangements that are not included in Costs applicable to sales (“excess tax benefits”) to be presented in the Statement of Cash Flows as financing cash inflows. The benefit realized for tax deductions from option exercises totaled $7 for the second quarter of 2006 and $12 for the first half of 2006.

The Company currently maintains the 2005 Stock Incentive Plan (“Stock Plan”), approved by stockholders on April 27, 2005, for executives and eligible employees. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than fair market value of the underlying stock at the date of grant. Fair market value of a share of common stock as of the grant date is the average of the high and low sales prices for a share of the Company’s common stock on the New York Stock Exchange. The Company also maintains prior stock plans, but no longer grants awards under these plans. Options granted under the Company’s stock plans vest over periods ranging from two to four years and are exercisable over a period of time not to exceed 10 years from grant date. At June 30, 2006, 17,374,807 shares were available for future grants under the Company’s Stock Plan.

The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. Expected volatility is based on the historical volatility of our stock. These estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been different from that reported. The Black-Scholes option-pricing model used the following assumptions for the six months ended June 30, 2006 and 2005, respectively: weighted-average risk-free interest rates of 4.9% and 3.9%; dividend yields of 0.7% and 1%; expected lives of five years and four years; and volatility of 34% and 40%. 1,238,750 and 1,056,368 stock option awards were granted during the three and six months ended June 30, 2006 and 2005, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

The following table summarizes activity for stock options outstanding at June 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,433,669	$35.90
Granted	1,238,750	$57.11
Exercised	(1,618,960)	$57.57
Forfeited and expired	(368,401)	$47.85

Outstanding at June 30, 2006	8,685,058	$38.90

Options exercisable at June 30, 2006	5,193,573	$35.49

The following table summarizes information about stock options outstanding at June 30, 2006, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0 to $20	1,247,181	3.0	$18.71	1,247,181	$18.71
$20 to $30	1,799,819	5.4	25.99	1,717,996	26.09
$30 to $40	1,037,279	7.6	37.50	511,053	36.94
$40 to $50	3,146,197	8.3	45.41	1,480,511	45.41
$50+	1,454,582	8.4	77.43	236,832	75.92

Total/average	8,685,058	3.4	$38.90	5,193,573	$35.49

As of June 30, 2006, there was $38 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The total intrinsic value of options exercised in the second quarter of 2006 and 2005 was $19 and $1, respectively. The total intrinsic value of options exercised in the first half of 2006 and 2005 was $40 and $4, respectively. 953,791 stock options vested during the three and six months ended June 30, 2006. The weighted-average fair market value of the stock options vested was $39.28 in 2006. 1,129,823 stock options vested during the three and six months ended June 30, 2005. The weighted-average fair market value of the stock options vested was $33.57 in 2005.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123(R) to options granted under our stock option plans in the first half of 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$50	$134
Less: Compensation expense determined under the fair value method, net of tax	(5)	(9)

Pro forma net income	$45	$125

Net income per common share, basic and diluted:
As reported	$0.11	$0.30
Pro forma net income	$0.10	$0.28

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Other Stock-Based Compensation

The Company grants restricted stock to certain employees. Shares of restricted stock are granted upon achievement of certain financial and operating thresholds at fair market value on the grant date. Prior to vesting, these shares of restricted stock are subject to certain restrictions related to ownership and transferability. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. For the three and six months ended June 30, 2006 and 2005, 102,491 and 155,061 shares of restricted stock, respectively, were granted and issued, of which 101,267 and 95,464 shares remained unvested at June 30, 2006 for the 2006 and 2005 grants, respectively. The weighted-average fair market value of the stock grants issued were $58 and $45 in 2006 and 2005, respectively. Compensation expense recorded for restricted stock was $nil and $3 for the three months ended June 30, 2006 and 2005, respectively. Compensation expense recorded for restricted stock was $nil and $6 for the six months ended June 30, 2006 and 2005, respectively. The shares of restricted stock vest in equal increments annually over three years.

Restricted stock units also are granted, upon achievement of certain financial and operating thresholds, to employees in certain foreign jurisdictions. For the three and six months ended June 30, 2006, the Company granted 19,181 restricted stock units at the weighted-average fair market value of $58 per underlying share of the Company’s common stock. For the three and six months ended June 30, 2005, the Company granted 27,386 restricted stock units at the weighted-average fair market value of $45 per underlying share of the Company’s common stock. Compensation expense recorded for the foreign jurisdiction restricted stock units was $nil for the three months ended June 30, 2006 and 2005. Compensation expense recorded for the foreign jurisdiction restricted stock units was $nil and $1 for the six months ended June 30, 2006 and 2005, respectively. These restricted stock units vest in equal increments annually over three years. Upon vesting, the employee is entitled to receive for each restricted stock unit one share of the Company’s common stock.

The Company grants deferred stock awards to certain other employees. The deferred stock awards vest over periods between two and three years. For the three and six months ended June 30, 2006 and 2005 there were 237,946 and 98,379 deferred stock awards granted by the Company, respectively. At June 30, 2006 and December 31, 2005, 412,187 and 303,002 deferred stock awards, respectively, remained unvested. Compensation expense recorded for deferred stock awards was $2 and $1 for the three months ended June 30, 2006 and 2005, respectively, and $3 and $3 for the six months ended June 30, 2006 and 2005, respectively. Upon vesting, the employee is entitled to receive the number of shares of the Company’s common stock specified in the deferred stock award.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

(3) OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Royalty and dividend income	$29	$21	$58	$39
Interest income	17	13	36	24
Foreign currency exchange gains	6	6	9	2
Gain on sale of other assets, net	7	4	9	36
Gain on investments, net	3	—	4	6
(Loss) gain on ineffective portion of derivative instruments, net	(35)	(1)	(59)	1
Start-up income, net	5	—	9	—
Other	2	1	3	3

	$34	$44	$69	$111

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(4) EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Pension benefit costs, net
Service cost	$4	$3	$8	$7
Interest cost	6	5	11	10
Expected return on plan assets	(4)	(4)	(9)	(8)
Amortization of prior service cost	—	—	1	—
Amortization of loss	2	2	4	3

	$8	$6	$15	$12

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Other benefit costs, net
Service cost	$2	$2	$3	$3
Interest cost	1	1	3	2

	$3	$3	$6	$5

A pension settlement loss of $4 was recognized in the six months ended June 30, 2005 and included in Other expense, net.

(5) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

During the fourth quarter of 2005, Newmont committed to plans to divest its Holloway operation in Canada and the Martabe exploration project in Indonesia. Newmont has reached an agreement with Agincourt Resources Limited related to the Martabe project and expects the sale to be completed in 2006. Newmont also expects the sale of Holloway to be completed during the year.

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

The following table details selected financial information included in the Loss from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales - gold, net	$6	$9	$14	$17
Sales - base metals, net	—	29	—	37

	$6	$38	$14	$54

Loss from operations	$(1)	$(14)	$(8)	$(17)
Loss on impairment	—	(39)	—	(39)

Pre-tax loss	(1)	(53)	(8)	(56)
Income tax benefit	1	15	4	17

Loss from discontinued operations	$—	$(38)	$(4)	$(39)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

The major classes of Assets and Liabilities of operations held for sale are as follows:

	At June 30, 2006	At December 31, 2005
Assets:
Accounts receivable	$1	$1
Inventories	3	5
Property, plant and mine development	66	65
Other assets	7	3

Total assets of operations held for sale	$77	$74

Liabilities:
Accounts payable	$—	$2
Reclamation and remediation	3	3
Other liabilities	13	16

Total liabilities of operations held for sale	$16	$21

(6) INCOME PER COMMON SHARE

Basic income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$161	$88	$374	$173
Loss from discontinued operations	—	(38)	(4)	(39)

Net income	$161	$50	$370	$134

Denominator:
Basic	449	446	449	446
Effect of employee stock-based awards	3	3	2	3

Diluted	452	449	451	449

Income per common share
Basic:
Income from continuing operations	$0.36	$0.20	$0.83	$0.39
Loss from discontinued operations	—	(0.09)	(0.01)	(0.09)

Net income	$0.36	$0.11	$0.82	$0.30

Diluted:
Income from continuing operations	$0.36	$0.20	$0.83	$0.39
Loss from discontinued operations	—	(0.09)	(0.01)	(0.09)

Net income	$0.36	$0.11	$0.82	$0.30

Options to purchase 2.2 million and 2.6 million shares of common stock at average exercise prices of $53.85 and $50.40 were outstanding as of June 30, 2006 and 2005, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(7) COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$161	$50	$370	$134
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable equity securities	64	25	255	70
Foreign currency translation adjustments	20	(12)	19	(8)
Changes in fair value of cash flow hedge instruments	(15)	5	(50)	(14)

	69	18	224	48

Comprehensive income	$230	$68	$594	$182

(8) ACQUISITIONS

On January 20, 2006, Newmont acquired the remaining 15% interest in the Akyem project, bringing its interest in the project to 100%.

On February 27, 2006, Newmont announced that it was proceeding with the development of the Boddington Project in Western Australia with AngloGold Ashanti Limited. Construction of the Boddington Project is expected to cost Newmont approximately $900 to $1,000, with initial production expected in late 2008 or early 2009.

On March 20, 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington Project, bringing its interest in the project to 66.67%, for total consideration of $164.

(9) SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

For the three months ended June 30, 2006 and 2005, losses of $35 and $1, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. For the six months ended June 30, 2006 and 2005, losses of $59 and gains of $1, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a loss of approximately $100. The maximum period over which hedged forecasted transactions are expected to occur is 5 years.

Newmont had the following derivative contracts outstanding at June 30, 2006:

	Expected Maturity Date or Transaction Date			Fair Value
	2006	2007	Total/ Average	At June 30, 2006		At December 31, 2005
Gold Put Option Contracts
($ denominated):
Ounces (thousands)	20	20	40	$(2)		$(3)
Average price	$392	$397	$394
Copper Collar Contracts(3)
($ denominated):
Pounds (millions)	197	84	281	$(519	)(1)	$(261	)(2)
Average cap price	$1.37	$1.41	$1.38
Average floor price	$1.10	$1.10	$1.10
$/IDR Forward Purchase Contracts(3):
$ (millions)	$39	$33	$72	$5		$—
Average rate (IDR/$)	$10,639	$9,819	$10,263

(1)	The fair value does not include amounts payable ($62) on derivative contracts that have been closed out in June 2006 with the net settlement due in July 2006.
(2)	The fair value does not include amounts payable ($36) on derivative contracts that had been closed out in December 2005 with the net settlement due and paid in January 2006.
(3)	56.25% guaranteed by Newmont, 43.75% guaranteed by an affiliate of Sumitomo Corporation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Provisional Copper and Gold Sales

The Company’s provisional sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

For the three and six months ended June 30, 2006 and 2005, the Company recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments at June 30, 2006 and 2005, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross revenue subject to final price adjustments
Copper	$377	$235	$477	$328
Gold	$24	$14	$24	$17

The average final price adjustments realized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average final price adjustments
Copper	62%	10%	44%	11%
Gold	5%	(1)%	7%	1%

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $381 per ounce in 2009 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 was recorded as deferred revenue and will be included in revenues as delivery occurs. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at June 30, 2006:

	Scheduled Maturity Date or Transaction Date
	2008	2009	2011	Total/ Average
Ounces (thousands)	1,000	600	250	1,850
Average price	$384	$381	$392	$384

The fair value of the price-capped forward sales contracts at June 30, 2006 and December 31, 2005 was ($532) and ($338), respectively.

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% notes and its $200 8 3/8% debentures. For the three months ended June 30, 2006 and 2005, these transactions resulted in a reduction in interest expense of $nil and $1, respectively. For the six months ended June 30, 2006 and 2005, these transactions resulted in a reduction in interest expense of $nil and $2, respectively. The fair value of the interest rate swaps was ($1) at June 30, 2006 and $2 at December 31, 2005.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(10) INVESTMENTS

	At June 30, 2006
		Unrealized
	Cost/Equity Basis	Gain	Loss	Fair/Equity Value
Current:
Marketable Debt Securities:
Auction rate securities	$311	$—	$—	$311

Marketable Equity Securities:
Other	10	24	—	34

Other investments, at cost	9	—	—	9

	$330	$24	$—	$354

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$261	$722	$—	$983
Gabriel Resources, Ltd.	55	32	—	87
Shore Gold, Inc.	93	—	(18)	75
Miramar Mining Corporation	29	39	—	68
Other	32	14	—	46

	470	807	(18)	1,259

Other investments, at cost	13	—	—	13

Investment in Affiliates:
European Gold Refineries	15	—	—	15
AGR Matthey Joint Venture	13	—	—	13
Other	8	—	—	8

	36	—	—	36

	$519	$807	$(18)	$1,308

	At December 31, 2005
		Unrealized
	Cost/Equity Basis	Gain	Loss	Fair/Equity Value
Current:
Marketable Debt Securities:
Auction rate securities	$785	$—	$—	$785

Marketable Equity Securities:
Other	11	12	—	23

Other investments, at cost	9	—	—	9

	$805	$12	$—	$817

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$240	$410	$—	$650
Gabriel Resources, Ltd.	53	29	—	82
Shore Gold, Inc.	89	22	—	111
Miramar Mining Corporation	27	19	—	46
Other	20	8	—	28

	429	488	—	917

Other investments, at cost	10	—	—	10

Investment in Affiliates:
European Gold Refineries	15	—	—	15
AGR Matthey Joint Venture	13	—	—	13

	28	—	—	28

	$467	$488	$—	$955

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(11) INVENTORIES

	At June 30, 2006	At December 31, 2005
In-process	$58	$73
Concentrate	6	3
Precious metals	6	5
Materials, supplies and other	279	239

	$349	$320

(12) STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2006	At December 31, 2005
Current:
Stockpiles	$188	$129
Ore on leach pads	154	126

	$342	$255

Long-term:
Stockpiles	$450	$404
Ore on leach pads	283	199

	$733	$603

(13) DEBT

	At June 30, 2006		At December 31, 2005
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$21	$235	$19	$256
5 7/8% notes, net of discount	—	597	—	597
8 5/8% debentures, net of discount	—	215	—	218
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	120	—	120
Prepaid forward sales obligation	48	—	48	48
PTNNT project financing facility	87	436	87	479
PTNNT shareholder loan	39	—	39	—
Yanacocha credit facility	3	97	—	—
Project financings, capital leases and other	7	9	3	15

	$205	$1,709	$196	$1,733

Scheduled minimum debt repayments at June 30, 2006 are $84 for the remainder of 2006, $173 in 2007, $245 in 2008, $127 in 2009, $127 in 2010 and $1,158 thereafter.

On May 19, 2006, Yanacocha entered into an unsecured $100 bank financing with a syndicate of Peruvian commercial banks, comprised of Banco de Credito del Peru, Banco Continental and Banco Wiese Sudameris. Quarterly repayments begin in May 2007 with final maturity May 2014. Borrowings under the facility bear interest at a rate of three month Libor plus 1.875%. The loan is non-recourse to Newmont.

During June 2006, 161,111 ounces of gold were physically delivered in connection with the prepaid forward sales obligation. The effect was a non-cash reduction in debt of $48.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(14) OTHER LIABILITIES

	At June 30, 2006	At December 31, 2005
Other current liabilities:
Accrued operating costs	$120	$82
Income and mining taxes	84	77
Accrued capital expenditures	78	80
Reclamation and remediation costs	60	63
Interest	41	42
Royalties	30	26
Taxes other than income and mining	14	18
Deferred income tax liabilities	7	5
Deferred revenue	6	17
Advanced stripping costs	—	14
Other	39	52

	$479	$476

	At June 30, 2006	At December 31, 2005
Other long-term liabilities:
Income taxes	$227	$220
Deferred revenue from the sale of future product	47	47
Derivative instruments	1	30
Advanced stripping costs	—	93
Other	27	24

	$302	$414

(15) RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

At June 30, 2006 and December 31, 2005, $444 and $431, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2006 and December 31, 2005, $72 and $77, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the liability for asset retirement obligations:

	Six Months Ended June 30,
	2006	2005
Balance at beginning of period	$508	$472
Additions, changes in estimates and other	19	—
Liabilities settled	(25)	(13)
Disposition of liability	—	(7)
Accretion expense	14	14

Balance at end of period	$516	$466

The current portions of Reclamation and remediation liabilities of $60 and $63 at June 30, 2006 and December 31, 2005, respectively, are included in Other current liabilities.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(16) SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

	Three Months Ended June 30, 2006
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Other Operations	Total Operations
Sales, net:
Gold	$316	$489	$191	$85	$58	$1,139
Copper	$—	$—	$—	$202	$—	$202
Cost applicable to sales:
Gold	$234	$145	$123	$27	$22	$551
Copper	$—	$—	$—	$84	$—	$84
Depreciation, depletion and amortization:
Gold	$35	$49	$28	$6	$6	$124
Copper	$—	$—	$—	$18	$—	$18
Other	$—	$—	$—	$—	$1	$1
Exploration	$8	$3	$5	$—	$4	$20
Advanced projects, research and development	$5	$1	$—	$—	$10	$16
Other income, net	$6	$5	$(1)	$(29)	$9	$(10)
Interest expense, net	$—	$1	$—	$11	$—	$12
Pre-tax income (loss) before minority interest and equity income of affiliates	$38	$294	$24	$111	$21	$488
Additions to property, plant and mine development	$136	$57	$39	$21	$78	$331

	Three Months Ended June 30, 2006
	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$1,139	$—	$—	$(31)	$1,108
Copper	$202	$—	$—	$—	$202
Cost applicable to sales:
Gold	$551	$—	$—	$—	$551
Copper	$84	$—	$—	$—	$84
Depreciation, depletion and amortization:
Gold	$124	$—	$—	$—	$124
Copper	$18	$—	$—	$—	$18
Other	$1	$1	$4	$5	$11
Exploration	$20	$25	$—	$1	$46
Advanced projects, research and development	$16	$—	$3	$9	$28
Other income, net	$(10)	$1	$33	$10	$34
Interest expense, net	$12	$—	$—	$11	$23
Pre-tax income (loss) before minority interest and equity income of affiliates	$488	$(24)	$25	$(80)	$409
Additions to property, plant and mine development	$331	$—	$1	$6	$338

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2005
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Other Operations	Total Operations
Sales, net:
Gold	$256	$309	$168	$74	$42	$849
Copper	$—	$—	$—	$164	$—	$164
Cost applicable to sales:		—
Gold	$191	$112	$128	$26	$24	$481
Copper	$—	$—	$—	$69	$—	$69
Depreciation, depletion and amortization:		—
Gold	$30	$51	$28	$9	$7	$125
Copper	$—	$—	$—	$20	$—	$20
Other	$—	$—	$1	$—	$—	$1
Exploration	$4	$2	$6	$—	$3	$15
Advanced projects, research and development	$—	$—	$—	$—	$4	$4
Other income, net	$—	$—	$3	$2	$—	$5
Interest expense, net	$—	$—	$—	$11	$—	$11
Pre-tax income (loss) before minority interest and equity income of affiliates	$30	$143	$12	$106	$(9)	$282
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Amortization of deferred (advanced) stripping, net	$(18)	$—	$1	$6	$(1)	$(12)
Additions to property, plant and mine development	$128	$60	$25	$6	$73	$292

	Three Months Ended June 30, 2005
	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$849	$—	$—	$(16)	$833
Copper	$164	$—	$—	$—	$164
Cost applicable to sales:
Gold	$481	$—	$—	$—	$481
Copper	$69	$—	$—	$—	$69
Depreciation, depletion and amortization:
Gold	$125	$—	$—	$—	$125
Copper	$20	$—	$—	$—	$20
Other	$1	$—	$4	$5	$10
Exploration	$15	$23	$—	$—	$38
Advanced projects, research and development	$4	$—	$3	$5	$12
Other income, net	$5	$1	$21	$17	$44
Interest expense, net	$11	$—	$—	$20	$31
Pre-tax income (loss) before minority interest and equity income of affiliates	$282	$(22)	$7	$(60)	$207
Equity income of affiliates	$—	$—	$(1)	$—	$(1)
Amortization of deferred (advanced) stripping, net	$(12)	$—	$—	$—	$(12)
Additions to property, plant and mine development	$292	$—	$1	$10	$303

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2006
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Other Operations	Total Operations
Sales, net:
Gold	$604	$916	$378	$124	$129	$2,151
Copper	$—	$—	$—	$339	$—	$339
Cost applicable to sales:
Gold	$440	$269	$251	$42	$50	$1,052
Copper	$—	$—	$—	$149	$—	$149
Depreciation, depletion and amortization:
Gold	$71	$92	$54	$10	$13	$240
Copper	$—	$—	$—	$34	$—	$34
Other	$—	$—	$1	$—	$1	$2
Exploration	$14	$4	$10	$—	$7	$35
Advanced projects, research and development	$6	$1	$—	$—	$18	$25
Other income, net	$10	$9	$—	$(49)	$15	$(15)
Interest expense, net	$—	$1	$—	$22	$—	$23
Pre-tax income (loss) before minority interest and equity income of affiliates	$79	$552	$48	$157	$24	$860
Additions to property, plant and mine development	$290	$113	$62	$84	$148	$697
Total assets from continuing operations	$2,245	$1,869	$1,215	$2,437	$1,083	$8,849

	Six Months Ended June 30, 2006
	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$2,151	$—	$—	$(32)	$2,119
Copper	$339	$—	$—	$—	$339
Cost applicable to sales:
Gold	$1,052	$—	$—	$—	$1,052
Copper	$149	$—	$—	$—	$149
Depreciation, depletion and amortization:
Gold	$240	$—	$—	$—	$240
Copper	$34	$—	$—	$—	$34
Other	$2	$2	$9	$8	$21
Exploration	$35	$43	$—	$1	$79
Advanced projects, research and development	$25	$—	$9	$15	$49
Other income, net	$(15)	$2	$63	$19	$69
Interest expense, net	$23	$—	$—	$20	$43
Pre-tax income (loss) before minority interest and equity income of affiliates	$860	$(43)	$43	$(101)	$759
Additions to property, plant and mine development	$697	$—	$2	$9	$708
Total assets from continuing operations	$8,849	$1,148	$3,028	$1,728	$14,753
Assets held for sale					$77

Total assets					$14,830

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2005
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Other Operations	Total Operations
Sales, net:
Gold	$506	$638	$356	$106	$83	$1,689
Copper	$—	$—	$—	$273	$—	$273
Cost applicable to sales:
Gold	$373	$223	$262	$42	$49	$949
Copper	$—	$—	$—	$140	$—	$140
Depreciation, depletion and amortization:
Gold	$60	$98	$58	$14	$13	$243
Copper	$—	$—	$—	$46	$—	$46
Other	$—	$—	$2	$—	$3	$5
Exploration	$9	$3	$9	$—	$6	$27
Advanced projects, research and development	$—	$—	$—	$—	$10	$10
Other income, net	$2	$1	$3	$4	$—	$10
Interest expense, net	$—	$—	$—	$21	$—	$21
Pre-tax income (loss) before minority interest and equity income of affiliates	$57	$313	$26	$120	$(16)	$500
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Amortization of deferred (advanced) stripping, net	$(32)	$—	$4	$(17)	$(1)	$(46)
Additions to property, plant and mine development	$205	$106	$45	$28	$131	$515
Total assets from continuing operations	$1,808	$1,320	$1,027	$2,065	$834	$7,054

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2005
	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$1,689	$—	$—	$(20)	$1,669
Copper	$273	$—	$—	$—	$273
Cost applicable to sales:
Gold	$949	$—	$—	$—	$949
Copper	$140	$—	$—	$—	$140
Depreciation, depletion and amortization:
Gold	$243	$—	$—	$—	$243
Copper	$46	$—	$—	$—	$46
Other	$5	$—	$12	$10	$27
Exploration	$27	$37	$—	$—	$64
Advanced projects, research and development	$10	$—	$9	$10	$29
Other income, net	$10	$2	$76	$23	$111
Interest expense, net	$21	$—	$—	$31	$52
Pre-tax income (loss) before minority interest and equity income of affiliates	$500	$(36)	$47	$(111)	$400
Equity income of affiliates	$—	$—	$3	$—	$3
Amortization of deferred (advanced) stripping, net	$(46)	$—	$—	$—	$(46)
Additions to property, plant and mine development	$515	$—	$1	$16	$532
Total assets from continuing operations	$7,054	$1,135	$2,620	$2,370	$13,179
Assets held for sale					255

Total assets					$13,434

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(17) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Newmont USA, a 100 percent owned subsidiary of Newmont Mining Corporation, has fully and unconditionally guaranteed the 5 7/8% publicly traded notes. The following condensed consolidating financial information is provided for Newmont USA, as guarantor, and for Newmont Mining Corporation, as issuer, as an alternative to providing separate financial statements for the guarantor. The accounts of Newmont Mining Corporation are presented using the equity method of accounting for investments in subsidiaries.

	Three Months Ended June 30, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$926	$182	$—	$1,108
Sales - copper, net	—	202	—	—	202

	—	1,128	182	—	1,310

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	437	116	(2)	551
Copper	—	84	—	—	84
Depreciation, depletion and amortization	—	121	32	—	153
Exploration	—	34	12	—	46
Advanced projects, research and development	—	14	14	—	28
General and administrative	—	32	3	2	37
Other	—	6	7	—	13

	—	728	184	—	912

Other income (expense)
Other income (expense), net	15	(1)	20	—	34
Interest income - intercompany	30	17	—	(47)	—
Interest expense - intercompany	(2)	—	(45)	47	—
Interest expense, net	(7)	(13)	(3)	—	(23)

	36	3	(28)	—	11

Income from continuing operations before taxes, minority interest and equity income of affiliates	36	403	(30)	—	409
Income tax (expense) benefit	(10)	(166)	56	—	(120)
Minority interest in income of subsidiaries	—	(130)	1	1	(128)
Equity income (loss) of affiliates	135	(1)	23	(157)	—

Income from continuing operations	161	106	50	(156)	161
Loss from discontinued operations	—	—	—	—	—

Net income (loss)	$161	$106	$50	$(156)	$161

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$672	$161	$—	$833
Sales - copper, net	—	164	—	—	164

	—	836	161	—	997

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	360	124	(3)	481
Copper	—	69	—	—	69
Depreciation, depletion and amortization	—	123	32	—	155
Exploration	—	25	13	—	38
Advanced projects, research and development	—	3	9	—	12
General and administrative	—	32	(2)	2	32
Other	—	15	1	—	16

	—	627	177	(1)	803

Other income (expense)
Other income (expense), net	6	12	26	—	44
Interest income, foreign currency exchange and other income - intercompany	30	12	(1)	(41)	—
Interest expense - intercompany	(2)	—	(39)	41	—
Interest expense, net	(11)	(17)	(3)	—	(31)

	23	7	(17)	—	13

Income from continuing operations before taxes, minority interest and equity income of affiliates	23	216	(33)	1	207
Income tax (expense) benefit	7	(77)	26	—	(44)
Minority interest in income of subsidiaries	—	(76)	7	(5)	(74)
Equity income (loss) of affiliates	20	—	10	(31)	(1)

Income from continuing operations	50	63	10	(35)	88
Loss from discontinued operations	—	(4)	(34)	—	(38)

Net income (loss)	$50	$59	$(24)	$(35)	$50

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$1,760	$359	$—	$2,119
Sales - copper, net	—	339	—	—	339

	—	2,099	359	—	2,458

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	816	240	(4)	1,052
Copper	—	149	—	—	149
Depreciation, depletion and amortization	—	233	62	—	295
Exploration	—	59	20	—	79
Advanced projects, research and development	—	23	26	—	49
General and administrative	—	66	5	3	74
Other	—	18	9	—	27

	—	1,364	362	(1)	1,725

Other income (expense)
Other income (expense), net	17	—	52	—	69
Interest income - intercompany	59	30	—	(89)	—
Interest expense - intercompany	(4)	—	(85)	89	—
Interest expense, net	(13)	(25)	(5)	—	(43)

	59	5	(38)	—	26

Income from continuing operations before taxes, minority interest and equity income of affiliates	59	740	(41)	1	759
Income tax (expense) benefit	(13)	(249)	104	—	(158)
Minority interest in income of subsidiaries	—	(229)	(10)	12	(227)
Equity income (loss) of affiliates	324	(1)	57	(380)	—

Income from continuing operations	370	261	110	(367)	374
Loss from discontinued operations	—	(4)	—	—	(4)

Net income (loss)	$370	$257	$110	$(367)	$370

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$1,331	$338	$—	$1,669
Sales - copper, net	—	273	—	—	273

	—	1,604	338	—	1,942

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	703	252	(6)	949
Copper	—	140	—	—	140
Depreciation, depletion and amortization	—	246	70	—	316
Exploration	—	42	22	—	64
Advanced projects, research and development	—	8	21	—	29
General and administrative	—	57	1	5	63
Other	—	28	12	—	40

	—	1,224	378	(1)	1,601

Other income (expense)
Other income (expense), net	5	58	48	—	111
Interest income, foreign currency exchange and other income - intercompany	61	21	1	(83)	—
Interest expense - intercompany	(4)	—	(79)	83	—
Interest expense, net	(11)	(35)	(6)	—	(52)

	51	44	(36)	—	59

Income from continuing operations before taxes, minority interest and equity income of affiliates	51	424	(76)	1	400
Income tax (expense) benefit	7	(154)	50	—	(97)
Minority interest in income of subsidiaries	—	(135)	2	—	(133)
Equity income of affiliates	76	—	30	(103)	3

Income from continuing operations	134	135	6	(102)	173
Loss from discontinued operations	—	(7)	(32)	—	(39)

Net income (loss)	$134	$128	$(26)	$(102)	$134

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2006
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$1,045	$89	$—	$1,135
Marketable securities and other short-term investments	1	327	26	—	354
Trade receivables	—	194	2	—	196
Accounts receivable	1,707	481	710	(2,741)	157
Inventories	—	302	47	—	349
Stockpiles and ore on leach pads	—	300	42	—	342
Deferred income tax assets	—	172	20	—	192
Other current assets	3	70	20	—	93

Current assets	1,712	2,891	956	(2,741)	2,818
Property, plant and mine development, net	—	4,385	1,814	(14)	6,185
Investments	—	187	1,121	—	1,308
Investments in subsidiaries	5,806	5	4,378	(10,189)	—
Long-term stockpiles and ore on leach pads	—	688	45	—	733
Deferred income tax assets	22	433	155	—	610
Other long-term assets	1,738	1,113	89	(2,743)	197
Goodwill	—	—	2,902	—	2,902
Assets of operations held for sale	—	29	48	—	77

Total assets	$9,278	$9,731	$11,508	$(15,687)	$14,830

Liabilities
Current portion of long-term debt	$—	$201	$4	$—	$205
Accounts payable	50	2,207	714	(2,740)	231
Employee related benefits	—	121	30	—	151
Derivative instruments	—	581	2	—	583
Other current liabilities	41	273	166	(1)	479

Current liabilities	91	3,383	916	(2,741)	1,649
Long-term debt	597	991	121	—	1,709
Reclamation and remediation liabilities	—	334	122	—	456
Deferred income tax liabilities	53	222	161	25	461
Employee-related benefits	1	269	22	—	292
Other long-term liabilities	261	133	2,799	(2,891)	302
Liabilities of operations held for sale	—	—	20	(4)	16

Total liabilities	1,003	5,332	4,161	(5,611)	4,885

Minority interest in subsidiaries	—	1,089	336	(377)	1,048

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	673	—	—	—	673
Additional paid-in capital	6,047	2,219	5,161	(6,758)	6,669
Accumulated other comprehensive income (loss)	602	(139)	421	(282)	602
Retained earnings	953	1,230	1,368	(2,598)	953

Total stockholders’ equity	8,275	3,310	7,011	(9,699)	8,897

Total liabilities and stockholders’ equity	$9,278	$9,731	$11,508	$(15,687)	$14,830

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2005
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$979	$102	$—	$1,082
Marketable securities and other short-term investments	—	794	23	—	817
Trade receivables	—	93	1	—	94
Accounts receivable	1,733	264	557	(2,418)	136
Inventories	—	278	42	—	320
Stockpiles and ore on leach pads	—	228	27	—	255
Deferred stripping costs	—	67	11	—	78
Deferred income tax assets	—	139	20	—	159
Other current assets	3	78	14	—	95

Current assets	1,737	2,920	797	(2,418)	3,036
Property, plant and mine development, net	(11)	4,142	1,514	—	5,645
Investments	—	198	757	—	955
Investments in subsidiaries	5,180	—	4,076	(9,256)	—
Long-term stockpiles and ore on leach pads	—	566	37	—	603
Deferred stripping costs	—	92	8	—	100
Deferred income tax assets	12	409	96	—	517
Other long-term assets	1,646	964	263	(2,690)	183
Goodwill	—	—	2,879	—	2,879
Assets of operations held for sale	—	25	49	—	74

Total assets	$8,564	$9,316	$10,476	$(14,364)	$13,992

Liabilities
Current portion of long-term debt	$—	$195	$1	$—	$196
Accounts payable	50	2,170	397	(2,385)	232
Employee related benefits	—	152	24	—	176
Derivative instruments	—	267	3	—	270
Other current liabilities	38	300	143	(5)	476

Current liabilities	88	3,084	568	(2,390)	1,350
Long-term debt	597	1,012	124	—	1,733
Reclamation and remediation liabilities	—	333	112	—	445
Deferred income tax liabilities	52	232	165	—	449
Employee-related benefits	—	252	21	—	273
Other long-term liabilities	247	245	2,550	(2,628)	414
Liabilities of operations held for sale	—	1	20	—	21

Total liabilities	984	5,159	3,560	(5,018)	4,685

Minority interest in subsidiaries	—	971	326	(366)	931

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	666	—	—	—	666
Additional paid-in capital	5,782	2,220	5,077	(6,501)	6,578
Accumulated other comprehensive income (loss)	378	(78)	229	(151)	378
Retained earnings	754	1,044	1,223	(2,267)	754

Total stockholders’ equity	7,580	3,186	6,590	(8,980)	8,376

Total liabilities and stockholders’ equity	$8,564	$9,316	$10,476	$(14,364)	$13,992

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2006
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$370	$257	$110	$(367)	$370
Adjustments to reconcile net income to net cash provided by operating activities	(350)	585	(64)	367	538
Change in operating assets and liabilities	(23)	(318)	17	—	(324)

Net cash provided from continuing operations	(3)	524	63	—	584
Net cash used in discontinued operations	—	(13)	—	—	(13)

Net cash from operations	(3)	511	63	—	571

Investing activities:
Additions to property, plant and mine development	—	(509)	(199)	—	(708)
Investments in marketable debt and equity securities	—	(1,068)	(12)	—	(1,080)
Proceeds from sale of marketable debt and equity securities	4	1,530	2		1,536
Acquisition of minority interests	—	—	(187)	—	(187)
Proceeds from sale of assets	—	7	1	—	8
Other	—	(2)	—	—	(2)

Net cash (used in) provided by investing activities	4	(42)	(395)	—	(433)

Financing activities:
Net borrowings (repayments)	17	(304)	323	—	36
Dividends paid to common stockholders	(87)	—	(3)	—	(90)
Dividends paid to minority interests	—	(89)	—	—	(89)
Proceeds from stock issuance	57	—	—	—	57
Change in restricted cash and other	12	(13)	(1)	—	(2)

Net cash (used in) provided from financing activities	(1)	(406)	319	—	(88)

Effect of exchange rate changes on cash	—	3	—	—	3

Net change in cash and cash equivalents	—	66	(13)	—	53
Cash and cash equivalents at beginning of period	1	979	102	—	1,082

Cash and cash equivalents at end of period	$1	$1,045	$89	$—	$1,135

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2005
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income	$134	$128	$(26)	$(102)	$134
Adjustments to reconcile net income to net cash provided by operating activities	(94)	347	3	102	358
Change in operating assets and liabilities	3	(168)	(5)	—	(170)

Net cash provided from continuing operations	43	307	(28)	—	322

Net cash from discontinued operations	—	(3)	5	—	2

Net cash from operations	43	304	(23)	—	324

Investing activities:
Additions to property, plant and mine development	—	(377)	(155)	—	(532)
Additions to property, plant and mine development of discontinued operations	—	(2)	(22)	—	(24)
Investments in marketable debt and equity securities	—	(1,990)	(52)	—	(2,042)
Proceeds from sale of marketable debt and equity securities	—	1,814	10		1,824
Investments in affiliates	(49)	—	—	49	—
Proceeds from sale of assets	—	5	55	—	60

Net cash (used in) provided by investing activities	(49)	(550)	(164)	49	(714)

Financing activities:
Net borrowings	86	306	122	—	514
Dividends paid to common stockholders	(86)	—	(3)	—	(89)
Dividends paid to minority interests	—	(71)	—	—	(71)
Proceeds from stock issuance and other	6	—	42	(49)	(1)

Net cash provided from (used in) financing activities	6	235	161	(49)	353

Effect of exchange rate changes on cash	—	(2)	(1)	—	(3)

Net change in cash and cash equivalents	—	(13)	(27)	—	(40)
Cash and cash equivalents at beginning of period	1	690	90	—	781

Cash and cash equivalents at end of period	$1	$677	$63	$—	$741

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2006 and December 31, 2005, $444 and $431, respectively, were accrued for reclamation costs relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” See Note 15.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $72 and $77 were accrued for such obligations at June 30, 2006 and December 31, 2005, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 112% greater or 37% lower than the amount accrued at June 30, 2006. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

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

On October 16, 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Great Basin Mine Watch alleges that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont intervened in this action on behalf of the NDEP. A hearing before the Nevada State Environmental Commission was held in June 2003 in Elko, Nevada. At the end of the hearing, the Commission ruled in favor of NDEP on all claims and affirmed NDEP’s renewal of the Clean Water Act discharge permit. Great Basin Mine Watch appealed this decision in the Nevada District Court in Carson City, Nevada. In September 2004, the Nevada District Court ruled in favor of NDEP on most issues but ruled in favor of Great Basin Mine Watch with respect to certain proposed permit amendments. Newmont and NDEP filed an appeal with the Nevada Supreme Court, seeking to uphold these proposed amendments. The Nevada District Court stayed its decision pending this appeal and Gold Quarry continues to operate under its new permit. On April 22, 2006, a panel of the Nevada Supreme Court issued an opinion affirming the new permit in most respects but invalidating certain proposed permit amendments. Newmont has requested reconsideration of this ruling before the panel and, if necessary, will request reconsideration before the full court. Newmont cannot reasonably predict the final outcome of this appeal, and an unfavorable

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

outcome could result in additional conditions on operations that could have a material adverse effect on the company’s financial position or results of operations.

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

Grey Eagle Mine Site. By letter dated September 3, 2002, the EPA notified Newmont that the EPA had expended $3 in response costs to address environmental conditions associated with a historic tailings pile located at the Grey Eagle Mine site near Happy Camp, California, and requested that Newmont pay those costs. The EPA has identified four potentially responsible parties, including Newmont. Newmont does not believe it has any liability for environmental conditions at the Grey Eagle Mine site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

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

Other Legal Matters

Minera Yanacocha S.R.L. (“Yanacocha”)-51.35% Newmont Owned

Choropampa. In June 2000, a transport contractor of Yanacocha spilled approximately 151 kilograms of elemental mercury near the town of Choropampa, Peru, which is located 53 miles (85 kilometers) southwest of the Yanacocha mine. Elemental mercury is not used in Yanacocha’s operations but is a by-product of gold mining and was sold to a Lima firm for use in medical instruments and industrial applications. A comprehensive health and environmental remediation program was undertaken by Yanacocha in response to the incident. In August 2000, Yanacocha paid under protest a fine of 1,740,000 Peruvian soles (approximately $0.5) to the Peruvian government. Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. As compensation for the disruption and inconvenience caused by the incident Yanacocha entered into agreements with and provided a variety of public works in the three communities impacted by this incident. Yanacocha cannot predict the likelihood of additional expenditures related to this matter.

Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants have been named in lawsuits filed by over 1,000 Peruvian citizens in Denver District Court for the State of Colorado. These actions seek compensatory and punitive damages based on claims associated with the elemental mercury spill incident. In February 2005, Yanacocha and the various Newmont defendants answered the complaint in the Denver District Court. The parties in these cases have agreed to submit these matters to binding arbitration.

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

Conga. Yanacocha is involved in a dispute with the Provincial Municipality of Celendin regarding the authority of that governmental body to regulate the development of the Conga ore deposit. In the fourth quarter of 2004, the Municipality of Celendin enacted an ordinance declaring the area around Conga to be a mining-free reserve and naturally protected area. Yanacocha has challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas and deny the rights granted by Yanacocha’s mining concessions. Based on legal precedent established by Peru’s Constitutional Tribunal, it is reasonable to believe that Yanacocha’s mining rights will be upheld.

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

Newmont Mining Corporation

On June 8, 2005, UFCW Local 880 – Retail Food Employers Joint Pension Fund filed a punative class action in the federal district court in Colorado purportedly on behalf of purchasers of Newmont Mining Corporation (“Newmont”) publicly traded securities between July 28, 2004 and April 26, 2005. The action names Newmont, Wayne W. Murdy, Pierre Lassonde and Bruce D. Hansen as defendants. Substantially similar purported class actions were filed in the same court on June 15, 2005 by John S. Chapman and on June 20, 2005 by Zoe Myerson. In October 2005, the court consolidated these cases and, in April 2006, a consolidated amended complaint was filed. The amended complaint names additional defendants, David Francisco, Russell Ball, Thomas Enos and Robert Gallagher. The amended complaint alleges, among other things, that Newmont and the individual defendants violated certain antifraud provisions of the federal securities laws by failing to disclose alleged operating deficiencies. The complaints seek unspecified monetary damages and other relief. While Newmont and its officers who are named defendants deny the claims made and intend to vigorously defend against the claims, we cannot reasonably predict the final outcome of these cases.

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

Newmont Yandal Operations Pty Ltd (“NYOL”)-100% Newmont Owned

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Zarafshan-Newmont Joint Venture - 50% Newmont Owned

In June 2006, an economic court in Uzbekistan ruled in favor of tax authorities and against the Zarafshan-Newmont Joint Venture (“ZNJV”), which is 50 percent owned by the Company, in two claims to collect approximately $48 in taxes other than income taxes. The tax authorities argued that Decree 151, which protected ZNJV from changes in tax laws and provided other financial and operational benefits, became ineffective and that the taxes and penalties claimed are owed for the period 2002-2005. ZNJV argued that, although Decree 151 had been granted to remain in effect for so long as ZNJV had ongoing operations, subsequent governmental action could only have repealed Decree 151 as of June 1, 2006, and it was clearly in force prior to that date.

Although ZNJV has written confirmation from the Ministry of Justice of the Republic of Uzbekistan that Decree 151 is in effect for the life of the Joint Venture, which includes the period 2002-2005, and believes that the rulings of the economic court are in error, the tax authorities are restricting the bank accounts and may attach the assets of ZNJV. ZNJV appealed the economic court ruling for approximately $37 (for 2002-2004) and intends to appeal the economic court ruling for approximately $11 (for 2005). In July 2006, the Board of Appeal ruled in favor of the tax authorities for the 2002-2004 claim. ZNJV intends to appeal this ruling through additional appropriate legal mechanisms available to it, including, if necessary, through international arbitration. Because the Company does not believe it is probable that these judgments will be upheld in international arbitration, it has not recorded any portion of the $24 (50% share) potential liability in its accounts. In addition, other government entities have initiated a series of actions that could adversely affect certain material project agreements and operations.

At June 30, 2006, the book value of the Company’s ownership interest in ZNJV was approximately $94. The ultimate outcome of this matter cannot be determined at this time. The Company believes the book value to be recoverable either through: continued negotiation with the Uzbekistan government, the sale of its interest in ZNJV, continued operations upon settlement of the above mentioned matters, or through available legal remedies, including international arbitration. See Note 20 for subsequent events affecting ZNJV.

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. At June 30, 2006 and December 31, 2005, the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $227 and $220, respectively, classified in Other long-term liabilities. This amount represents what the Company believes will be the probable outcome of such disputes for all tax years for which additional income taxes can be assessed.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2006 and December 31, 2005, there were $394

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

and $386, respectively, of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 9 to the Consolidated Financial Statements in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 2, 2006). The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

(19) SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the six months ended June 30, 2006 was 10.7. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, minority interest, equity income (loss) of affiliates and cumulative effect of changes in accounting principles, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

(20) SUBSEQUENT EVENTS

On July 3, 2006, the Company’s Board of Directors approved a plan to sell the Company’s 50% interest in the Zarafshan-Newmont Joint Venture. As a result, beginning in the third quarter, the Company will reclassify the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale.

The major classes of Assets and Liabilities of the ZNJV are as follows:

At June 30, 2006
Assets:
Inventories and ore on leach pads	$37
Property, plant and mine development	63
Other assets	13

$113

Liabilities:
Current and long-term debt	$10
Other liabilities	9

$19

In July 2006, the Company signed a binding agreement to sell the Martabe gold project in Sumatra, Indonesia to Agincourt Resources Limited for approximately $80. The Martabe sale is expected to close in the third quarter.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

In July 2006, the Company signed a binding agreement to sell its Alberta oil sands project for CDN$310 in cash from the Korean National Oil Corporation. The transaction is expected to close in the third quarter for an estimated pre-tax gain of $270.

On July 27, 2006, Yanacocha issued $100 of bonds into the Peruvian capital markets under a $200 bond program approved by the Peruvian securities regulatory authority. The bonds are held by various Peruvian entities, including pension funds, mutual funds, government funds and insurance companies. The issuance is comprised of $42 of floating interest rate bonds bearing interest at a rate of Libor plus 1.4375%; and $58 of fixed rate bonds bearing interest at 7.0%. The bonds have a four year grace period and amortize quarterly over six years. The bonds are unsecured and are non-recourse to Newmont. Funds generated from the issuance will be used by Yanacocha primarily for capital expenditures.

ITEM 1A. RISK FACTORS.

Risks related to Newmont’s operations.

Our operations outside North America and Australia are subject to risks of doing business abroad.

In June 2006, an economic court in Uzbekistan ruled in favor of tax authorities and against the Zarafshan-Newmont Joint Venture (“ZNJV”), which is 50 percent owned by the Company, in two claims to collect approximately $48 in taxes other than income taxes. The tax authorities argued that Decree 151, which protected ZNJV from changes in tax laws and provided other financial and operational benefits, became ineffective and that the taxes and penalties claimed are owed for the period 2002-2005. ZNJV argued that, although Decree 151 had been granted to remain in effect for so long as ZNJV had ongoing operations, subsequent governmental action could only have repealed Decree 151 as of June 1, 2006, and it was clearly in force prior to that date.

Although ZNJV has written confirmation from the Ministry of Justice of the Republic of Uzbekistan that Decree 151 is in effect for the life of the Joint Venture, which includes the period 2002-2005, and believes that the rulings of the economic court are in error, the tax authorities are restricting the bank accounts and may attach the assets of ZNJV. ZNJV appealed the economic court ruling for approximately $37 (for 2002-2004) and intends to appeal the economic court ruling for approximately $11 (for 2005). In July 2006, the Board of Appeal ruled in favor of the tax authorities for the 2002-2004 claim. ZNJV intends to appeal this ruling through additional appropriate legal mechanisms available to it, including, if necessary, through international arbitration. Because the Company does not believe it is probable that these judgments will be upheld in international arbitration, it has not recorded any portion of the $24 (50% share) potential liability in its accounts. In addition, other government entities have initiated a series of actions that could adversely affect certain material project agreements and operations.

Certain Factors Outside of Our Control May Affect Our Ability to Support the Carrying Value of Goodwill

Our accounting policies and methods of reporting financial conditions, including accounting for goodwill, require certain estimates, assumptions and judgments for which there is no clear authoritative guidance. Management makes such estimates, assumptions and judgments in good faith based on what they believe is the best available information. The Company has received from the Securities and Exchange Commission, and responded to, five letters, dated December 27, 2005, February 17, 2006, April 5, 2006, May 23, 2006 and July 5, 2006 requesting additional information and additional disclosure regarding accounting for Exploration Segment goodwill. As of the date of this Report, those comments remain unresolved.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions, except per share, per ounce and per pound amounts).

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

Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$1,310	$997	$2,458	$1,942
Income from continuing operations	$161	$88	$374	$173
Net income	$161	$50	$370	$134

Net income per common share, basic
Income from continuing operations	$0.36	$0.20	$0.83	$0.39
Net income	$0.36	$0.11	$0.82	$0.30

Consolidated gold ounces sold (thousands)	1,870	1,990	3,709	3,964
Consolidated copper pounds sold (millions)	117	154	198	254

Average price received(1)
Gold (per ounce)	$605	$421	$580	$423
Copper (per pound)	$2.25	$1.31	$2.18	$1.32

Costs applicable to sales(2)
Gold (per ounce)	$298	$242	$286	$239
Copper (per pound)	$0.71	$0.45	$0.75	$0.55

(1)	Before treatment and refining charges.
(2)	Excludes depreciation, depletion and amortization.

Consolidated Financial Results

Newmont’s income from continuing operations for the second quarter and first half of 2006 was $161, or $0.36 per share and $374, or $0.83 per share, respectively. Results for the second quarter and first half of 2006 compared to 2005 were favorably impacted by higher realized gold and copper prices, partially offset by higher diesel, labor and commodity costs and fewer gold ounces and copper pounds sold. A favorable tax adjustment was also recorded during the first quarter of 2006.

Gold sales, net for the three months ended June 30, 2006 increased $275, or 33%, compared to the corresponding period in 2005 as higher realized prices more than offset lower ounces sold. Gold sales, net for the six months ended June 30, 2006 increased $450, or 27%, compared to the corresponding period in 2005 as higher realized prices more than offset lower ounces sold. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidated gold sales:
Gross	$1,117	$837	$2,131	$1,676
Less: Treatment and refining charges	(9)	(4)	(12)	(7)

Net	$1,108	$833	$2,119	$1,669

Consolidated gold ounces sold (thousands):
Gross	1,870	1,990	3,709	3,964
Less: Incremental start-up sales	(23)	—	(37)	—

Net	1,847	1,990	3,672	3,964

Average price realized per ounce:
Before treatment and refining charges	$605	$421	$580	$423
After treatment and refining charges	$600	$419	$577	$421

The change in consolidated gold sales is due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2006 vs. 2005	2006 vs. 2005
Change in consolidated ounces sold	$(62)	$(126)
Change in average realized gold price	342	581
Change in treatment and refining charges	(5)	(5)

	$275	$450

Copper sales, net for the second quarter of 2006 increased $38, or 23%, compared to the corresponding period in 2005 as lower sales volumes and higher treatment and refining charges were more than offset by higher realized prices. Copper sales, net for the first half of 2006 increased $66, or 24%, compared to the corresponding period in 2005 as lower sales volumes and higher treatment and refining charges were more than offset by higher realized prices. In addition, for the second quarter and first half of 2006, a loss of $32 and $55, respectively, was included in Other income, net for the ineffective portion of copper collar contracts. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidated copper sales:
Gross before hedging	$366	$238	$542	$387
Copper collar contracts	(260)	(39)	(355)	(67)
Provisional pricing mark-to-market	158	3	245	15

Gross after hedging	264	202	432	335
Less: Treatment and refining charges	(62)	(38)	(93)	(62)

Net	$202	$164	$339	$273

Consolidated copper pounds sold (millions)	117	154	198	254
Average price realized per pound:
Gross before hedging	$3.11	$1.54	$2.73	$1.52
Copper collar contracts	(2.21)	(0.25)	(1.79)	(0.26)
Provisional pricing mark-to-market	1.35	0.02	1.24	0.06

Gross after hedging	2.25	1.31	2.18	1.32
Less: Treatment and refining charges	(0.53)	(0.25)	(0.47)	(0.25)

Net	$1.72	$1.06	$1.71	$1.07

The change in consolidated copper sales is due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2006 vs. 2005	2006 vs. 2005
Change in consolidated pounds sold	$(50)	$(74)
Change in average realized copper price	112	171
Change in treatment and refining charges	(24)	(31)

	$38	$66

The following is a summary of net gold and copper sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gold
Nevada, USA	$316	$256	$604	$506
Yanacocha, Peru	489	309	916	638
Australia/New Zealand:
Tanami, Australia	54	55	114	118
Kalgoorlie, Australia	49	40	101	90
Jundee, Australia	49	34	85	72
Pajingo, Australia	21	19	39	37
Martha, New Zealand	18	20	39	39

	191	168	378	356

Batu Hijau, Indonesia	85	74	124	106
Other Operations:
Golden Giant, Canada	9	17	28	33
Zarafshan, Uzbekistan	17	13	33	27
Kori Kollo, Bolivia	20	3	44	6
La Herradura, Mexico	12	9	24	17

	58	42	129	83

Corporate	(31)	(16)	(32)	(20)

	$1,108	$833	$2,119	$1,669

Copper
Batu Hijau, Indonesia	$202	$164	$339	$273

Costs applicable to sales increased $85, or 15%, for the second quarter of 2006 compared to the second quarter of 2005 while increasing $112, or 10% for the first half of 2006 compared to the first half of 2005, as detailed in the table below. The increase in the second quarter and first half of 2006 is primarily due to increased diesel and other commodity prices, increased labor costs and the adoption of new accounting pronouncements for deferred stripping costs and share-based payments. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gold
Nevada, USA	$234	$191	$440	$373
Yanacocha, Peru	145	112	269	223
Australia/New Zealand:
Tanami, Australia	36	44	74	87
Kalgoorlie, Australia	39	32	83	70
Jundee, Australia	27	31	53	61
Pajingo, Australia	16	14	30	30
Martha, New Zealand	5	7	11	14

	123	128	251	262

Batu Hijau, Indonesia	27	26	42	42
Other Operations:
Golden Giant, Canada	2	12	10	24
Zarafshan, Uzbekistan	6	7	13	14
Kori Kollo, Bolivia	10	2	17	4
La Herradura, Mexico	4	3	10	7

	22	24	50	49

	$551	$481	$1,052	$949

Copper
Batu Hijau, Indonesia	$84	$69	$149	$140

Deferred stripping. On January 1, 2006 the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” Beginning in 2006, stripping costs incurred during the production phase of a mine are included as a component of inventory recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. Previously, deferred stripping costs were charged to Costs applicable to sales at some of the Company’s mining operations as gold or copper was produced and sold using the units of production method based on estimated recoverable quantities of proven and probable gold or copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which resulted in the recognition of the costs of waste removal activities over the life of the mine as gold or copper was produced. The net deferred stripping amounts included in Costs applicable to sales by operation were as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Increase (decrease) in Costs applicable to sales:

Gold
Nevada, USA	$(18)	$(32)
Kalgoorlie, Australia	—	3
Martha, New Zealand	1	1
Batu Hijau, Indonesia	1	(4)
La Herradura, Mexico	(1)	(1)

	$(17)	$(33)

Copper
Batu Hijau, Indonesia	$5	$(13)

See Recent Accounting Pronouncements, below.

Depreciation, depletion and amortization (“DD&A”) decreased $2, or 1% and $21, or 7%, for the second quarter and first half 2006, respectively, compared to the corresponding periods in 2005 as detailed in the table below and primarily relates to lower production and inventory increases at Batu Hijau, partially offset by higher capital expenditures. Newmont expects 2006 DD&A to be between $630 and $670.

The following is a summary of Depreciation, depletion and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Nevada, USA	$35	$30	$71	$60
Yanacocha, Peru	49	51	92	98
Australia/New Zealand:
Tanami, Australia	6	9	13	17
Kalgoorlie, Australia	7	3	13	8
Jundee, Australia	6	6	11	12
Pajingo, Australia	6	6	11	12
Martha, New Zealand	3	4	6	9

Gold	28	28	54	58
Copper	—	1	1	2

	28	29	55	60

Batu Hijau, Indonesia
Gold	6	9	10	14
Copper	18	20	34	46

	24	29	44	60

Other Operations:
Golden Giant, Canada	—	3	1	6
Zarafshan, Uzbekistan	2	2	4	4
Kori Kollo, Bolivia	2	1	4	1
La Herradura, Mexico	2	1	4	2

Gold	6	7	13	13
Other	1	—	1	3

	7	7	14	16

Other:
Merchant Banking	4	4	9	12
Corporate and Other	6	5	10	10

	10	9	19	22

	$153	$155	$295	$316

Exploration increased $8, or 21% and $15, or 23%, for the second quarter and first half of 2006, respectively, compared to the corresponding periods in 2005. The increase was primarily a result of increased spending in North and South America. Newmont expects 2006 Exploration expense to be between $160 and $165.

Advanced projects, research and development increased $16, or 133% and $20, or 69%, for the second quarter and first half of 2006, respectively, compared to the corresponding periods in 2005 and includes spending for the Phoenix, Leeville, Akyem, Ahafo, Alberta oil sands and other projects. Newmont expects 2006 Advanced projects, research and development expenses to be between $65 and $75.

General and administrative expenses increased $5, or 16% and $11, or 17% for the second quarter and first half of 2006, respectively, compared to the corresponding periods in 2005 primarily as a result of increased labor (including stock based compensation), consulting and contract services costs. Newmont expects 2006 General and administrative expenses to be between $150 and $160, including stock based compensation.

Other expense, net decreased $3, or 19% and $13, or 33%, for the second quarter and first half of 2006, compared to the corresponding periods in 2005. The second quarter and first half of 2006 expense is primarily due to legal and other costs incurred to defend and settle pollution allegations at Minahasa in Indonesia. The expense in the comparable periods in 2005 was primarily attributable to costs incurred to stabilize a waste dump in Nevada, defend pollution allegations at Minahasa in Indonesia and to settle senior management pension obligations.

Other income, net was $34 and $44 for the second quarter of 2006 and 2005, respectively, and $69 and $111 for the first half of 2006 and 2005, respectively, and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Royalty and dividend income	$29	$21	$58	$39
Interest income	17	13	36	24
Foreign currency exchange gains	6	6	9	2
Gain on sale of other assets, net	7	4	9	36
Gain on investments, net	3	—	4	6
(Loss) gain on ineffective portion of derivative instruments, net	(35)	(1)	(59)	1
Start-up income, net	5	—	9	—
Other	2	1	3	3

	$34	$44	$69	$111

Royalty and dividend income increased in 2006 due to higher gold, oil and gas prices and increased distributions received from the Canadian Oil Sands Trust.

Interest income increased due to increased funds available for investment and higher investment yields.

On March 31, 2005, the Minera El Bermejal joint venture, 44% owned by Newmont and 56% owned by Industrias Penoles, completed the sale of its interest in the Mezcala gold deposit for cash proceeds of $70 (Newmont’s share $31). The Company recorded a pre-tax gain of $31.

(Loss) gain on ineffective portion of derivative instruments, net for the second quarter 2006 and 2005, was a loss of $35 and $1, respectively, for the ineffective portion of copper collar and interest rate swap derivative instruments designated as cash flow hedges. (Loss) gain on ineffective portion of derivative instruments for the first half of 2006 and 2005, was a loss of $59 and a gain of $1, respectively, for the ineffective portion of copper collar and interest rate swap derivative instruments designated as cash flow hedges.

Start-up income, net includes the gold and copper revenue net of incremental operating costs related to the start-up of the Leeville and Phoenix operations in Nevada.

Interest expense, net of capitalized interest decreased $8, or 26% and $9 or 17%, for the second quarter and first half of 2006 compared to the corresponding periods in 2005. Increased interest expense due to the issuance of the 5 7/8% notes in March 2005 was more than offset by increased capitalized interest. Capitalized interest totaled $16 and $9 for the second quarter of 2006 and 2005, respectively, and $31 and $15 for the first half of 2006 and 2005, respectively, as a result of the higher level of capital expenditures in 2006. Newmont expects 2006 Interest expense, net to be between $95 and $105.

Income tax expense during the second quarter of 2006 was $120 compared to $44 during the second quarter of 2005, and $158 for the first half of 2006 compared to $97 for the first half of 2005. The effective tax rate for the second quarter of 2006 was 29% compared to 27% during the second quarter of 2005. The increase in tax expense in 2006 is primarily due to an increase in pre-tax income for the second quarter of 2006 to $409 from $207 for the second quarter of 2005. The increase is offset by discrete events related to (i) a change in Australian tax law regarding the ability of the Company to change its functional currency for tax reporting purposes, (ii) a change in the Canadian statutory tax rates and (iii) the release of valuation allowance relative to the Company’s deferred tax assets attributable to foreign tax credits. The estimated effective tax rate in 2006 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) income tax benefits associated with the change in Australian and Canadian tax law, (iii) the valuation allowance release relative to foreign tax credits, and (iv) the effect of different income tax rates in countries where earnings are indefinitely reinvested. The effective tax rate in 2005 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) additional tax benefits associated with the change in Australian tax law regarding the ability of the company to file consolidated income tax returns, and (iii) the valuation allowance release relative to the Company’s deferred tax assets for post-retirement benefit obligations. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 2, 2006. Newmont expects the 2006 full year tax rate to be approximately 24% to 28% assuming an average gold price of $600 per ounce.

The Loss from discontinued operations resulted from the classification of the Golden Grove copper-zinc operation in Australia and the Holloway mine in Canada as discontinued operations. The Company reclassified the income statement results from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income for all periods presented (see Note 5 to the Condensed Consolidated Financial Statements).

Results of Consolidated Operations

	Gold Ounces or Copper Pounds Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Gold
Nevada	543.4	606.5	$450	$315	$68	$50
Yanacocha(2) (51.35% owned)	785.2	722.3	185	156	61	71
Australia/New Zealand	315.1	387.3	388	332	88	72
Batu Hijau(2) (52.875% economic interest)	134.3	174.9	196	149	46	50
Other(2)	92.4	99.1	247	240	67	62

Total/Weighted-Average	1,870.4	1,990.1	$298	$242	$67	$62

Copper	(pounds in millions)		($ per pound)		($ per pound)
Batu Hijau(2) (52.875% economic interest)	117.0	154.0	$0.71	$0.45	$0.16	$0.13

	Gold Ounces or Copper Pounds Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(ounces in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Gold
Nevada	1,078.4	1,195.1	$423	$312	$68	$50
Yanacocha(2) (51.35% owned)	1,555.1	1,495.2	173	149	59	66
Australia/New Zealand	648.8	826.6	386	316	83	71
Batu Hijau(2) (52.875% economic interest)	207.1	250.3	200	167	48	60
Other(2)	219.8	197.1	229	250	60	64

Total/Weighted-Average	3,709.2	3,964.3	$286	$239	$65	$62

Copper	(pounds in millions)		($ per pound)		($ per pound)
Batu Hijau(2) (52.875% economic interest)	197.7	254.1	$0.75	$0.55	$0.17	$0.18

(1)	Excludes depreciation, depletion and amortization.
(2)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.

Consolidated gold ounces sold decreased 6% in the second quarter of 2006 from 2005, primarily due to decreased throughput and lower grade ores processed in Nevada and Australia/New Zealand, partially offset by increased leach production at Kori Kollo from new leaching that began in the third quarter of 2005.

Consolidated copper pounds sold decreased 24% in the second quarter of 2006 from 2005, primarily due to a 30% decrease in ore grade.

Costs applicable to sales per consolidated gold ounce sold increased 23% in the second quarter of 2006 from 2005, primarily due to the decrease in production and higher materials and labor costs in Nevada and Australia/New Zealand. Costs applicable to sales per consolidated copper pound increased 58% in the second quarter 2006 from 2005, primarily due to the decrease in copper production at Batu Hijau. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the second quarter of 2005, $12 of mining costs were deferred and reduced Costs applicable to sales per ounce of gold by $9 and increased Costs applicable to sales per pound of copper sold by $0.04. Deferral of open pit waste removal costs is no longer permitted during production. See Recent Accounting Pronouncements.

Consolidated gold ounces sold decreased 6% in the first half of 2006 from 2005, primarily due to decreased throughput and lower grade ores processed in Nevada and Australia/New Zealand, partially offset by increased leach production at Kori Kollo from new leaching that began in the third quarter of 2005.

Consolidated copper pounds sold decreased 22% in the first half of 2006 from 2005, primarily due to a 20% decrease in copper ore grade and processing 7% fewer tons of ore due to hard ore comprising a significant portion of the mill feed in the first half.

Costs applicable to sales per consolidated gold ounce sold increased 20% in the first half of 2006 from 2005, primarily due to the decrease in production and higher materials and labor costs in Nevada and Australia/New Zealand. Costs applicable to sales per consolidated copper pound increased 36% in 2006 from 2005, primarily due to the decrease in copper production at Batu Hijau. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the first half of 2005, $46 of mining costs were deferred and reduced Costs applicable to sales by $9 per ounce of gold and $0.05 per pound of copper sold. Deferral of open pit waste removal cost is no longer permitted during production. See Recent Accounting Pronouncements.

The Company expects consolidated sales of between 7.5 and 7.8 million ounces of gold in 2006 at Costs applicable to sales of between $290 to $310 per ounce and between 430 and 450 million pounds of copper at Costs applicable to sales of between $0.65 and $0.70 per pound.

Nevada Operations

Nevada gold ounces sold decreased 10% in the second quarter of 2006 from 2005, primarily as a result of a 16% decrease in mill ore grade. The decrease in mill ore grade resulted from lower production at the Midas and Deep Post underground mines due to adverse ground conditions and manpower shortages. Costs applicable to sales per ounce increased 43%, primarily due to the decrease in production and increased labor, diesel, power, cyanide and underground contract service costs. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the second quarter of 2005, $18 of mining costs was deferred and reduced Costs applicable to sales by $30 per ounce.

Nevada gold ounces sold decreased 10% in the first half of 2006 from 2005, primarily a result of a 15% decrease in mill ore grade. The decrease in mill ore grade resulted from mining lower grade ore at the Midas and Deep Post underground mines. Costs applicable to sales per ounce increased 36%, primarily due to the decrease in production and increased labor, diesel, power, cyanide and underground contract service costs. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the first half of 2005, $32 of mining costs was deferred and reduced Costs applicable to sales by $27 per ounce. Consolidated gold sales for 2006 are expected to be between 2.4 and 2.6 million ounces at Costs applicable to sales of between $380 and $395 per ounce.

Construction of the Phoenix and Leeville projects is nearing completion with the commencement of operations expected during the third and fourth quarters of 2006, respectively. Construction of a 200-megawatt coal-fired power plant is approximately 10% complete. Capital costs are expected to be between $450 and $475 and completion is targeted for mid-2008. Gold production at the Lone Tree property continues to decline as the mine prepares for planned shut down in the second half of the year.

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

Yanacocha Operations

Second quarter 2006 Yanacocha gold ounces sold increased 9% from the 2005 second quarter as a 30% increase in ore grade and timing of flows from the leach pads more than offset a 16% decrease in tons of ore placed. The decrease in ore placed resulted from increased waste removal at the La Quinua and Yanacocha pits. Ore grade increased at La Quinua as mining accessed higher grade material at the bottom of the pit. Costs applicable to sales per ounce increased 19% due to increased consumption and prices of diesel, cyanide, lime and other commodities and higher labor and royalty costs due to increased gold prices.

First half 2006 Yanacocha gold ounces sold increased 4% over the first half of 2005 primarily a result of a 28% increase in ore grade, partially offset by timing of flows from the leach pads. Ore grade increased at La Quinua as mining accessed higher grade material at the bottom of the pit. Costs applicable to sales per ounce increased 16% due to increased consumption and prices of diesel, cyanide, lime and other commodities and higher labor and royalty costs due to increased gold prices.

Consolidated gold sales for 2006 are expected to be between 2.6 and 2.7 million ounces at Costs applicable to sales of between $190 and $205 per ounce. Consolidated gold sales for 2007 through 2010 are expected to average between 1.6 and 1.8 million ounces with Costs applicable to sales anticipated to experience cost pressures above the prior estimate of $255 per ounce. Gold sales and costs will be determined by, among other factors, higher labor and commodity costs, further mine plan optimization efforts, the discovery and development of additional oxide deposits, the construction of the gold mill, currently assumed to commence production in 2008, and the development of the Conga project, currently assumed to commence production in 2010.

During 2004, Peru enacted legislation to establish a sliding scale mining royalty of up to 3% based on the volume of mine production. The royalty is calculated on revenue from sales of product less certain refining and transportation expenses. While the Peruvian royalty became effective during the second quarter of 2004, it did not apply to those projects that had tax stabilization agreements prior to the adoption of the royalty law. Virtually all of Yanacocha’s current production is derived from projects that were stabilized prior to the enactment of the royalty legislation; however, future projects not covered by the tax stabilization agreements will be burdened by this royalty. In addition, the recent presidential and congressional elections and the regional election scheduled for November 2006 may result in changes to the government’s positions on regulations and policies that could impact Yanacocha’s operations. It is possible that the new government will attempt to set aside the tax stabilization agreements and impose the mining royalty on projects covered by such agreements or that additional payments may be required to address the perception that proceeds from mining activities should be more equitably shared.

Although there is a collective bargaining agreement in place at Yanacocha through February 2007, a minority of the union membership staged a three-day strike in April 2006. The strike had no material impact on operations. There can be no assurance that on-going or future disputes will be resolved without disruption to operations.

Australia/New Zealand Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Tanami	90.0	126.7	$403	$346	$76	$67
Kalgoorlie (50% owned)	81.7	93.1	483	342	76	37
Jundee	77.4	78.2	344	400	78	76
Pajingo	35.3	42.8	439	338	167	132
Martha	30.7	46.5	146	150	91	93

Total/Weighted-Average	315.1	387.3	$388	$332	$88	$72

Six Months Ended June 30,
Tanami	198.6	273.6	$372	$316	$69	$64
Kalgoorlie (50% owned)	175.7	209.6	473	332	73	38
Jundee	139.6	166.1	380	369	78	75
Pajingo	67.4	86.7	439	343	158	135
Martha	67.5	90.6	162	158	88	100

Total/Weighted-Average	648.8	826.6	$386	$316	$83	$71

(1)	Excludes depreciation, depletion and amortization.

Australia/New Zealand operations sold 19% fewer ounces of gold in the second quarter of 2006 compared to 2005, primarily due to lower production resulting from processing lower grades at Kalgoorlie, Pajingo and Martha combined with lower throughput at Tanami, Kalgoorlie and Pajingo. Costs applicable to sales per ounce for the second quarter increased in 2006 from 2005 by 17%, primarily due to the decrease in production, partially offset by a devaluation of the Australian and New Zealand dollars compared to the U.S. dollar. The favorable foreign exchange movements decreased Australia/New Zealand Costs applicable to sales in the second quarter of 2006 from 2005 by approximately $11 per ounce. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the second quarter of 2005, $1 of mining costs were amortized and increased Costs applicable to sales by $2 per ounce.

Australia/New Zealand operations sold 22% fewer ounces of gold in the first half of 2006 compared to 2005, primarily due to lower grades at Kalgoorlie, Jundee and Martha combined with lower throughput at Tanami, Kalgoorlie and Pajingo. Costs applicable to sales per ounce for the first half increased in 2006 from 2005 by 22%, primarily due to the decrease in production, partially offset by a devaluation of the Australian and New Zealand dollars compared to the U.S. dollar. The favorable foreign exchange movements decreased Australia/New Zealand Costs applicable to sales in 2006 from 2005 by approximately $14 per ounce. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the first half of 2005, $4 of mining costs were amortized and increased Costs applicable to sales by $4 per ounce. Consolidated gold sales for 2006 are expected to be between 1.4 and 1.5 million ounces at Costs applicable to sales of between $375 and $395 per ounce.

Tanami, Australia. Gold ounces sold decreased 29% in the second quarter of 2006 from 2005, primarily due to a 32% decline in mill throughput resulting from the completion of processing Groundrush stockpiles and lower ore grade from the Granites. Costs applicable to sales per ounce increased 16%, primarily due to lower gold production.

Gold ounces sold decreased 27% in the first half of 2006 from 2005, primarily due to a 31% decline in mill throughput resulting from the completion of processing Groundrush stockpiles and lower ore grade from the Granites. Costs applicable to sales per ounce increased 18%, primarily due to lower gold production.

Kalgoorlie, Australia. Gold ounces sold decreased 12% in the second quarter of 2006 from 2005, primarily due to a 22% decrease in tons milled due to more abrasive and harder ore as well as an additional planned shut down for shovel repairs. Costs applicable to sales per ounce increased 41%, primarily due to lower gold production and increased diesel and maintenance costs.

Gold ounces sold decreased 16% in the first half of 2006 from 2005, primarily due to a 15% decrease in tons milled and a 13% decrease in ore grade milled partially offset by favorable changes in in-circuit inventories. Mill throughput in 2006 was limited due to more abrasive and harder ore as well as an additional planned shut down for shovel repairs. Costs applicable to sales per ounce increased 42%, primarily due to lower gold production, and increased maintenance, diesel, reagent and ore re-handling costs. In the first half of 2005, $3 of deferred stripping costs was amortized, increasing Costs applicable to sales by $13 per ounce.

Jundee, Australia. Gold ounces sold in the second quarter of 2006 remained constant with the second quarter of 2005. Costs applicable to sales per ounce decreased 14%, primarily attributable to fewer tons mined and less underground development.

Gold ounces sold decreased 16% in the first half of 2006 from 2005, due to a 5% decrease in tons milled and a 10% decrease in mill ore grade. The decrease in tons milled was attributable to severe weather conditions, flooding and an extended mill shutdown. Costs applicable to sales per ounce increased 3%, primarily attributable to lower gold production and unplanned maintenance costs partially offset by reduced mining activity.

Pajingo, Australia. Gold ounces sold decreased 18% in the second quarter of 2006 from 2005, due to a 15% decrease in tons milled and a 12% decrease in mill ore grade. The decrease in tons milled was attributable to ground control issues in Vera South Deeps and access issues at Jandam. Costs applicable to sales per ounce increased 30%, primarily due to lower production.

Gold ounces sold decreased 22% in the first half of 2006 from 2005, primarily due to a 23% decrease in tons milled. The decrease in tons milled was attributable to ground control issues in Vera South Deeps and access issues at Jandam. Costs applicable to sales per ounce increased 28% primarily due to lower production.

Martha, New Zealand. Gold ounces sold decreased 34% in the second quarter of 2006 from 2005, primarily due to a 30% decrease in mill ore grade. Costs applicable to sales per ounce remained constant as the lower production was offset by reduced open pit mining activities. In the second quarter of 2005, $1 of deferred stripping costs was amortized, increasing Costs applicable to sales by $12 per ounce.

Gold ounces sold decreased 25% in the first half of 2006 from 2005, primarily due to a 25% decrease in mill ore grade. Costs applicable to sales per ounce remained constant as the lower production was offset by reduced open pit mining activities and the amortization of deferred mining costs in 2005. In the first half of 2005, $1 of deferred stripping costs was amortized, increasing Costs applicable to sales by $12 per ounce.

Batu Hijau Operation

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Three Months Ended June 30,	134.3	174.9	$196	$149	$46	$50
Six Months Ended June 30,	207.1	250.3	$200	$167	$48	$60

	Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	(pounds in millions)		($ per pound)		($ per pound)
Copper
Three Months Ended June 30,	117.0	154.0	$0.71	$0.45	$0.16	$0.13
Six Months Ended June 30,	197.7	254.1	$0.75	$0.55	$0.17	$0.18

(1)	Consolidated gold ounces or copper pounds sold includes minority interests’ share (Newmont has a 52.875% economic interest).
(2)	Excludes depreciation, depletion and amortization.

Copper sales decreased 24% in the second quarter of 2006 from 2005, primarily due to a 30% decrease in copper ore grade. Gold sales decreased 23%, primarily due to a 33% decrease in gold ore grade. Total tons mined were 24% higher in the second quarter of 2006 from 2005 primarily due to the addition of 26 haul trucks and one additional shovel. The ore grade declined due to mining at the top of Phases 4 and 5 in 2006 compared to mining in the bottom of Phase 3 in 2005. Mine phase sequencing was adjusted as a result of mine plan revisions completed earlier in the year. Costs applicable to sales increased 58% per pound of copper and 32% per ounce of gold due to the decrease in copper and gold production, the expansion of the mining fleet and increased diesel, tire, labor and process maintenance costs. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the second quarter of 2005, $6 of stripping costs was amortized, increasing Costs applicable to sales by $0.04 per pound of copper and $2 per ounce of gold.

Copper sales decreased 22% in the first half of 2006 from 2005 due to a 7% reduction in mill tons processed attributable to harder ore and a 20% decrease in copper ore grade. Gold sales decreased 17% due to the decrease in mill tons processed and a 15% decrease in gold ore grade milled. Costs applicable to sales increased 36% per pound of copper and 20% per ounce of gold due to the decrease in copper and gold production, the expansion of the mining fleet and increased diesel, tire, labor and process maintenance costs. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the first half of 2005, $6 of stripping costs was amortized, increasing Costs applicable to sales by $0.05 per pound of copper and $16 per ounce of gold.

Batu Hijau has revised its mine operating plan to address previously disclosed geotechnical instability of the operation’s east pit wall and harder than modeled ore. Consolidated sales for 2006 are expected to total between 430 and 450 million pounds of copper at Costs applicable to sales of between $0.65 and $0.70 per pound and between 400,000 and 455,000 ounces of gold at Costs applicable to sales of between $200 and $225 per ounce.

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

A company owned by an Indonesian national currently owns a 20% interest in Batu Hijau, which requires the Newmont/Sumitomo partnership to offer a 3% interest for sale in 2006. An offer to sell a 3% interest was made to the government of Indonesia earlier this year. This offer resulted in discussions with the government about valuation, and it is anticipated that a revised offer will be made in the third quarter of 2006.

Other Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Golden Giant	14.3	39.9	$157	$289	$—	$68
Zarafshan(2) (50% owned)	27.3	29.8	238	235	78	74
Kori Kollo(3) (88% owned)	30.8	7.8	309	276	67	23
La Herradura (44% owned)	20.0	21.6	229	144	98	50

Total/Weighted-Average	92.4	99.1	$247	$240	$67	$62

Six Months Ended June 30,
Golden Giant	48.4	77.7	$203	$314	$12	$70
Zarafshan(2) (50% owned)	56.6	64.1	237	216	78	71
Kori Kollo(3) (88% owned)	74.6	14.8	227	276	56	29
La Herradura (44% owned)	40.2	40.5	251	173	98	55

Total/Weighted-Average	219.8	197.1	$229	$250	$60	$64

(1)	Excludes depreciation, depletion and amortization.
(2)	Joint venture between Newmont and two Uzbekistan government entities.
(3)	Consolidated gold ounces sold includes minority interests’ share.

Golden Giant, Canada. Mining operations at Golden Giant were completed in December 2005. Remnant mining and milling production in the second quarter and first half of 2006 was higher than expected due to additional in-circuit inventory ounces. Remnant production, at significantly reduced levels, is expected through the third quarter of 2006.

Zarafshan, Uzbekistan. Gold ounces sold decreased 8% in the second quarter of 2006 from 2005, primarily due to timing of flows from the leach pads as ore grade increased 23%. Costs applicable to sales per ounce remained constant.

Gold ounces sold decreased 12% in the first half of 2006 from 2005 primarily due to timing of flows from the leach pads as tons placed on the leach pads increased 5% and ore grade increased 10%. Costs applicable to sales per ounce increased 10%, primarily a result of the lower production. Consolidated gold sales for 2006 are expected to be between 130,000 and 150,000 ounces at Costs applicable to sales of between $250 and $270 per ounce.

In June 2006, an economic court in Uzbekistan ruled in favor of tax authorities and against the Zarafshan-Newmont Joint Venture (“ZNJV”), which is 50 percent owned by the Company, in two claims to collect approximately $48 in taxes other than income taxes. The tax authorities argued that Decree 151, which protected ZNJV from changes in tax laws and provided other financial and operational benefits, became ineffective and that the taxes and penalties claimed are owed for the period 2002-2005. ZNJV argued that, although Decree 151 had been granted to remain in effect for so long as ZNJV had ongoing operations, subsequent governmental action could only have repealed Decree 151 as of June 1, 2006, and it was clearly in force prior to that date.

Although ZNJV has written confirmation from the Ministry of Justice of the Republic of Uzbekistan that Decree 151 is in effect for the life of the Joint Venture, which includes the period 2002-2005, and believes that the rulings of the economic court are in error, the tax authorities are restricting the bank accounts and may attach the assets of ZNJV. ZNJV appealed the economic court ruling for approximately $37 (for 2002-2004) and intends to appeal the economic court ruling for approximately $11 (for 2005). In July 2006, the Board of Appeal ruled in favor of the tax authorities for the 2002-2004 claim. ZNJV intends to appeal this ruling through additional appropriate legal mechanisms available to it, including, if necessary, through international arbitration. Because the Company does not believe it is probable that these judgments will be upheld in international arbitration, it has not recorded any portion of the $24 (50% share) potential liability in its accounts. In addition, other government entities have initiated a series of actions that could adversely affect certain material project agreements and operations.

Kori Kollo, Bolivia. Gold ounces sold increased significantly in the second quarter and first half of 2006 as compared to 2005, resulting from the placement of additional material from the Kori Kollo pit on the existing leach pad and ore from the Kori Chaca pit on a new leach pad beginning in the third quarter of 2005. Production in the second quarter and first half of 2005 was entirely from residual leaching of an existing leach pad. Costs applicable to sales per ounce increased by 12% in the second quarter of 2006 from 2005 primarily as a result of higher production taxes and decreased 18% in the first half of 2006 from 2005, as a result of the increased production. Consolidated gold sales for 2006 are expected to be between 120,000 and 130,000 ounces at Costs applicable to sales of between $280 and $300 per ounce.

La Herradura, Mexico. Gold ounces sold decreased 7% in the second quarter of 2006 from 2005, primarily as a result of a 15% decrease in ore grade. Costs applicable to sales per ounce increased by 59%, primarily due to decreased production and increased labor, diesel and other commodity costs. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the second quarter of 2005, $1 of mining costs were deferred and reduced Costs applicable to sales by $27 per ounce.

Gold ounces sold remained constant in the first half of 2006 from 2005 primarily a result of timing of flows from the leach pads as the grade of ore placed on the leach pads decreased 21%. Costs applicable to sales per ounce increased by 45%, primarily due to an increase in waste tons mined and increased labor, diesel and other commodity prices. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the first half of 2005, $1 of mining costs were deferred and reduced Costs applicable to sales by $16 per ounce. Consolidated gold sales for 2006 are expected to be between 80,000 and 90,000 ounces at Costs applicable to sales of between $225 and $245 per ounce.

Merchant Banking

During the first half of 2006, Merchant Banking assisted with completion of the acquisition of an additional 22.22% interest in Boddington and the remaining 15% interest in Akyem, bringing the Company’s ownership to 66.67% and 100%, respectively.

During the second quarter of 2006, Merchant Banking closed a private placement and ore purchase agreement with Queenstake Resources Ltd. for approximately $10 and reinvested dividends from Canadian Oil Sands Trust of $9.

Subsequent to quarter end, the Company signed a binding agreement to sell the Martabe gold project in Sumatra, Indonesia to Agincourt Resources Limited for approximately $80. The Martabe sale is expected to close in the third quarter.

Merchant Banking has also been advancing value maximization strategies for the Company’s oil sands, iron ore, coal, gas and gold refining assets. After completing a three season resource delineation program and prefeasibility study at modest cost, Newmont received a CDN$310 cash offer for the Company’s Alberta oil sands project from the Korean National Oil Corporation late in the quarter. Subsequent to quarter end, a binding agreement was signed and the transaction is expected to close in the third quarter for an approximate $270 pre-tax gain.

Merchant Banking earned $29 and $21 of Royalty and dividend income for the second quarter of 2006 and 2005, respectively, and $58 and $39 for the first half of 2006 and 2005, respectively.

Foreign Currency Exchange Rates

The Company’s foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 35% and 33%, of Newmont’s Costs applicable to sales were paid in local currencies during the second quarter of 2006 and 2005, respectively. Approximately 34% of Newmont’s Cost’s applicable to sales were paid in local currencies during the first six months of 2006 and 2005. Variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations decreased Costs applicable to sales by approximately $1 and $8 during the second quarter and first half of 2006, respectively, as compared to the corresponding period in 2005.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations increased 81% for the first half of 2006 compared to 2005. Cash flow from operations during 2006 was positively impacted by higher realized gold and copper prices, partially offset by fewer gold ounces and copper pounds sold. Also impacting cash flows from operations during 2006 were higher operating costs, as discussed above in Results of Consolidated Operations, a $100 increase in accounts receivable primarily due to trade receivables at Batu Hijau and a $224 increase in inventories, stockpiles and ore on leach pads. Net cash provided from continuing operations was also impacted by the physical delivery of 161,111 ounces of gold under the prepaid forward sales obligation which resulted in the recognition of $48 of non-cash revenue in the first half of 2006.

Investing Activities

Net cash used in investing activities was $433 during the first half of 2006 compared to $714 during the same period of 2005.

Additions to property, plant and mine development were:

	Six Months Ended June 30,
	2006	2005
Nevada, USA	$290	$205
Yanacocha, Peru	113	106
Australia/New Zealand:
Tanami, Australia	11	9
Kalgoorlie, Australia	9	4
Jundee, Australia	11	11
Pajingo, Australia	5	6
Martha, New Zealand	7	6
Boddington, Australia	17	2
Other, Australia	2	7

	62	45

Batu Hijau, Indonesia	84	28
Ghana, West Africa:
Ahafo, Ghana	108	105
Akyem, Ghana	27	8

	135	113

Other Operations:
Kori Kollo, Bolivia	—	15
Zarafshan, Uzbekistan	6	1
La Herradura, Mexico	7	2

	13	18

Merchant Banking	2	1
Corporate and Other	9	16

	$708	$532

Capital expenditures for Nevada operations during the first half of 2006 and 2005 related to activities for the development of the Leeville, Phoenix, and Power Plant projects, and mine equipment replacement. Yanacocha capital expenditures were for continuing leach pad construction, mine development and mine equipment. Australia/New Zealand capital expenditures for the first six months of 2006 and 2005 resulted from mine development and underground fleet replacement combined with the Boddington project. Expenditures at Batu Hijau primarily included the purchase of additional surface equipment. Capital expenditures at Ahafo resulted from construction and development costs during both periods. Newmont expects to spend approximately $1,400 to $1,600 on capital expenditures in 2006.

Marketable debt securities. The Company had net proceeds of $1,530 and net investments of $1,057 from auction rate marketable debt securities during the first half of 2006 and 2005, respectively. The Company accounts for these investments as short-term available-for-sale marketable debt securities.

Marketable equity securities. During the first half of 2006 the Company purchased marketable equity securities and warrants of Queenstake Resources for $10 and reinvested dividends in Canadian Oil Sands Trust for $9. During the first half of 2005, the Company purchased marketable equity securities of Shore Gold Inc. for $42.

Acquisition of minority interests. In January 2006, Newmont acquired the remaining 15% interest in the Akyem project, bringing its interest in the project to 100%. An environmental impact statement was submitted to the Ghana Environmental Protection Agency in August 2005. Once the environmental impact statement is approved, a detailed review of capital costs, production timing and construction plans will commence.

On March 20, 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington Project, bringing its interest in the project to 66.67%, for consideration of $164. Development of the Boddington Project in Western Australia with AngloGold Ashanti Limited was also announced in the first quarter 2006. Construction of the Boddington Project is expected to cost Newmont approximately $900 to $1,000, with initial production expected in late 2008 or early 2009. The project has a current estimated mine life of more than 15 years, with Newmont’s share of annual production expected to be approximately 700,000 ounces for the first five years and average approximately 600,000 ounces over the life of the project.

Financing Activities

Net cash (used in) provided from financing activities was $(88) and $353 during the first half of 2006 and 2005, respectively.

On May 19, 2006, Yanacocha entered into an unsecured $100 bank financing with a syndicate of Peruvian commercial banks, comprised of Banco de Credito del Peru, Banco Continental and Banco Wiese Sudameris. Quarterly repayments begin May 2007 with final maturity May 2014. Borrowings under the facility bear interest at a rate of three month Libor plus 1.875%. The loan is non-recourse to Newmont.

In March 2005, net proceeds of $582 were received from the issuance of 30-year 5 7/8% Notes.

During the first half of 2006, the Company made scheduled debt repayments of $63, including $19 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, and $43 related to the Batu Hijau project financing facility.

Scheduled minimum long-term debt cash repayments as of June 30, 2006 are $84 for the remainder of 2006, $173 in 2007, $245 in 2008, $127 in 2009, $127 in 2010 and $1,158 thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities or existing cash on hand. Approximately $523 of the total scheduled minimum long-term debt repayments as of June 30, 2006 relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. Approximately $87 of this facility is classified as a current liability. Additionally, PT Newmont Nusa Tenggara shareholder loans of $39 as of June 30, 2006 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Newmont. This amount is also classified as a current liability. During June 2006, 161,111 ounces of gold were delivered in connection with the Prepaid forward sales obligation, resulting in a non-cash reduction of debt of $48.

On June 30, 2006, Newmont Ghana Gold Limited (NGGL), a wholly-owned subsidiary, entered into a $125 project financing with the International Finance Corporation (IFC). The financing is comprised of a $75 A-loan funded by the IFC; and a $50 B-loan funded by a syndicate of commercial lenders. The financing contains certain Conditions of Disbursement that must be completed prior to funds being made available. NGGL anticipates drawing down on the financing during the second half of 2006. Amounts borrowed under the financing would be secured by the assets of the project and would be guaranteed by Newmont pending the successful completion of requirements associated with the Project Financial Completion Certificate (“Project Financial Completion”). The loans would require semi-annually payments beginning in April 2007. The A-loan has a final maturity of October 2018 and borrowings would be subject to an interest rate of Libor plus 1.125% pre-completion, and Libor plus 2.00% following Project Financial Completion. The B-loan has a final maturity of October 2017 and borrowings would be subject to an interest rate of Libor plus 0.80% pre-completion, and Libor plus 1.40% post-completion for the first 4-years. The interest rate on the B-loan then increases to Libor plus 1.70% (years 5-7); Libor plus 1.90% (years 8-9) and Libor plus 2.00% (thereafter).

On July 27, 2006, Yanacocha issued $100 of bonds into the Peruvian capital markets under a $200 bond program approved by the Peruvian securities regulatory authority. The bonds are held by various Peruvian entities, including pension funds, mutual funds, government funds and insurance companies. The issuance is comprised of $42 of floating interest rate bonds bearing interest at a rate of Libor plus 1.4375%; and $58 of fixed rate bonds bearing interest at 7.0%. The bonds have a four year grace period and amortize quarterly over six years. The bonds are unsecured and are non-recourse to Newmont. Funds generated from the issuance will be used by Yanacocha primarily for capital expenditures.

As of June 30, 2006, the Company was in compliance with all required debt covenants and other restrictions related to its debt agreements.

The Company declared regular quarterly dividends totaling $0.20 per common share through June 30, 2006 ($0.10 per common share paid on March 29, 2006 and $0.10 per common share paid on June 29, 2006). Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling CDN$0.2279 per share (CDN$0.1152 per share paid on March 29, 2006 and CDN$0.1127 per share paid on June 29, 2006). The total paid to common stockholders in the first half of 2006 was $90 compared to $89 in the first half of 2005. The Company also used $89 and $71 to pay dividends to minority interests for the first half of 2006 and 2005, respectively.

During the first half of 2006, the Company issued 1,618,960 common shares totaling $57, related to the exercise of stock options.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases and $394 of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 2, 2006). Newmont also provides a contingent support line of credit to PT Newmont Nusa Tanggara of which Newmont’s pro-rata share is $37. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (in millions of pounds): 1,524 for the remainder of 2006; 1,715 in 2007; 1,576 in 2008; 1,383 in 2009; 1,389 in 2010; and 4,167 thereafter. For information regarding these agreements, see Item 3, Provisional Copper and Gold Sales, below.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2006 and December 31, 2005, $444 and $431, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $72 and $77 were accrued for such obligations at June 30, 2006 and December 31, 2005, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 112% greater or 37% lower than the amount accrued at June 30, 2006. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 15 and 18 to the Condensed Consolidated Financial Statements.

During the first half of 2006 and 2005, capital expenditures were approximately $58 and $15, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

Newmont spent $4 and $6, respectively, during the first half of 2006 and 2005 for environmental obligations related to the former mining sites discussed in Note 18 to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

On January 1, 2006 the Company adopted Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $81 (net of tax and minority interests) and eliminated the $71 net deferred stripping asset from the balance sheet. Adoption of EITF 04-06 had no impact on the Company’s cash position or net cash from operations.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. As a result of adopting FAS 123(R), the Company’s Income from continuing operations and Net income for the second quarter of 2006 is $6 lower ($0.01 per share, basic and diluted) and $10 lower ($0.03 per share basic and $0.02 per share diluted) for the first half of 2006 than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions, except per ounce and per pound amounts).

Metal Prices

Changes in the market price of gold significantly affect Newmont’s profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar and global mine production levels. Changes in the market price of copper also affect Newmont’s profitability and cash flow. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

Newmont had the following derivative contracts outstanding at June 30, 2006:

	Expected Maturity Date or Transaction Date			Fair Value
	2006	2007	Total/ Average	At June 30, 2006		At December 31, 2005
Gold Put Option Contracts
($ denominated):
Ounces (thousands)	20	20	40	$(2)		$(3)
Average price	$392	$397	$394
Copper Collar Contracts(3)
($ denominated):
Pounds (millions)	197	84	281	$(519	)(1)	$(261	)(2)
Average cap price	$1.37	$1.41	$1.38
Average floor price	$1.10	$1.10	$1.10
$/IDR Forward Purchase Contracts(3):
$ (millions)	$39	$33	$72	$5		$—
Average rate (IDR/$)	$10,639	$9,819	$10,263

(1)	The fair value does not include amounts payable ($62) on derivative contracts that have been closed out in June 2006 with the net settlement due in July 2006.
(2)	The fair value does not include amounts payable ($36) on derivative contracts that had been closed out in December 2005 with the net settlement due and paid in January 2006.
(3)	56.25% guaranteed by Newmont, 43.75% guaranteed by an affiliate of Sumitomo Corporation.

Provisional Copper and Gold Sales

The Company’s provisional sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

For the three and six months ended June 30, 2006 and 2005, Batu Hijau recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments at June 30, 2006 and 2005, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross revenue subject to final price adjustments
Copper	$377	$235	$477	$328
Gold	$24	$14	$24	$17

The average final price adjustments realized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average final price adjustments
Copper	62%	10%	44%	11%
Gold	5%	(1)%	7%	1%

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $381 per ounce in 2009 to $392 per ounce in 2011. The initial fair value of the forward sales contracts of $54 was recorded as deferred revenue and will be included in revenues as delivery occurs. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at June 30, 2006:

	Scheduled Maturity Date or Transaction Date
	2008	2009	2011	Total/ Average
Ounces (thousands)	1,000	600	250	1,850
Average price	$384	$381	$392	$384

The fair value of the price-capped forward sales contracts at June 30, 2006 and December 31, 2005 was ($532) and ($338), respectively.

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% 2011 notes and its $200 8 3/8% 2005 debentures. For the second quarter of 2006 and 2005, these transactions resulted in a reduction in interest expense of $nil and $1, respectively. For the first half of 2006 and 2005, these transactions resulted in a reduction in interest expense of $nil and $2, respectively. The fair value of the interest rate swaps was ($1) at June 30, 2006 and $2 at December 31, 2005.

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

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1, 2006 through April 30, 2006	392	(1)	$54.65	—	N/A
May 1, 2006 through May 31, 2006	—		—	—	N/A
June 1, 2006 through June 30, 2006	—		—	—	N/A

(1)	Represents unvested shares of restricted stock forfeited by a Company employee on termination of employment.

ITEM 6. EXHIBITS.

(a) The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: July 27, 2006	/s/ RICHARD T. O’BRIEN
Richard T. O’Brien Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 27, 2006	/s/ RUSSELL BALL
Russell Ball Vice President and Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

16

Letter from PricewaterhouseCoopers LLC to the Securities and Exchange Commission dated May 4, 2006. Incorporated herein by reference to Exhibit 16 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2006.

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