Form 10-K/A
period 2005-12-31
NEWMONT MINING CORP /DE/
filed 2006-10-26
CIK 1164727

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

Explanatory Note

This Amendment No.1 on Form 10-K/A (this “Amendment”) amends the annual report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 2, 2006. Newmont Mining Corporation has filed this Amendment to provide additional information regarding Exploration Segment goodwill in Item 1, Business, Exploration, Item 1A., Risks Related to Newmont Operations - Certain Factors Outside of Our Control May Affect Our Ability to Support the Carrying Value of Goodwill, and Item 7., Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Critical Accounting Policies, Exploration Segment Goodwill. Other than as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K filed on March 2, 2006 or reflect any events that have occurred after the Form 10-K was filed on March 2, 2006. Therefore, you should read this Amendment together with our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, as well as the other documents that we have filed since December 31, 2005 with the Securities and Exchange Commission. Information in such reports and documents supersede certain information contained in this Amendment.

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

As of December 31, 2005, we had proven and probable gold reserves of 93.2 million equity ounces. We added 9.4 million equity ounces to proven and probable reserves, with 8.6 million equity ounces of depletion and divestitures during 2005. A reconciliation of the changes in proven and probable reserves during the past three years is as follows:

(millions of equity ounces)	2005	2004	2003
Opening balance	92.4	91.3	86.9

Greenfield additions	5.5	11.0	8.8
Near-mine additions	3.9	1.4	6.3

Total additions(1)(2)	9.4	12.4	15.1

Acquisitions	—	—	2.3
Depletion	(8.3)	(8.3)	(8.8)
Reclassifications(3)	—	(2.0)	—
Other divestments	(0.3)	(1.0)	(4.2)

Closing balance	93.2	92.4	91.3

(1)	Additions attributable to the Exploration Segment

Total additions	9.4	12.4	15.1
Previously valued in purchase accounting	(1.2)	(1.9)	(6.5)
Reclassifications(3)	—	(2.0)	—

	8.2	8.5	8.6

(2)	The impact of the change in gold price on reserve additions was 2.6, 3.8 and 2.8 million equity ounces in 2005, 2004 and 2003, respectively.
(3)	Yanacocha reassessed the challenges involved in obtaining required permits for Cerro Quilish, primarily related to increased community concerns. Based upon this reassessment, Yanacocha reclassified 3.9 million ounces (2.0 million equity ounces) from proven and probable reserves to mineralized material not in reserve as of December 31, 2004.

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

Based on valuations of the Merchant Banking and Exploration Segments, the Company concluded that the estimated fair values significantly exceeded the respective carrying values as of December 31, 2005. The fair values of the Merchant Banking and Exploration Segments are based in part on certain factors that may be partially or completely outside of our control, such as the investing environment, the regulatory and political environments in countries where we operate and explore, the successful discovery, development and production of proven and probable reserves, commodity and labor prices and other factors. In addition, certain of the assumptions underlying the December 31, 2005 Merchant Banking and Exploration valuations may not be easily achieved by the Company.

The Exploration Segment’s valuation model attributes all cash flows expected to be derived from future exploration discoveries, whether near-mine or greenfield, to the Exploration Segment. Therefore, the valuation model includes all expected value from future discoveries, including existing and future mine site reporting units. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The value beyond proven and probable reserves (which uses the same valuation concepts as required by EITF 04-03, Mining Assets: Impairment and Business Combinations) relating to mine site reporting units is excluded when determining the fair value of the Exploration Segment, if any, at acquisition and, subsequently, in determining whether the assets are impaired. The valuation model includes management’s best estimates of future reserve additions from exploration activities and all revenues and costs associated with their discovery, development and production. Historical proven and probable reserve additions, excluding acquisitions, are used as an indicator of the Exploration Segment’s ability to discover additional reserves in the future. Actual reserve additions may vary significantly from year to year due to the time required to advance a deposit from initial discovery to proven and probable reserves and based on the timing of when proven and probable reserves can be reported under the Securities and Exchange Commission Industry Guide 7. The valuation model assumes that the Company will be able to perpetually develop and produce the assumed additions to proven and probable reserves from future discoveries at existing or new mine site reporting units. These estimates assume that the Company will continue to find reserves of sufficient size and quality to meet the Company’s operational and return thresholds in increasing quantities in perpetuity. Future discoveries could become increasingly difficult to locate, and even if the Company finds reserves in a sufficient quality and size, they may consist of a larger number of smaller deposits that could be more costly to develop and or operate than historically experienced. The development and production of reserves will eventually lead to the depletion of existing mine site reporting units and require the perpetual development of new mines in increasing quantities through successful greenfield exploration. A reduction in reserves or a lower than expected increase in reserve additions, or a greater than expected increase in operating or capital costs, may negatively impact the value of the Exploration Segment and may result in the impairment of the Exploration Segment’s goodwill. Based on the period required to advance projects from initial discovery to production, the valuation model has negative net cash flows for approximately the first 10 years and more than 100% of the fair value of the Exploration Segment is attributable to its terminal value.

Subsequent to the business combinations for which value beyond proven and probable reserves were recorded, EITF 04-03, Mining Assets: Impairment and Business Combinations, was issued and requires that value beyond proven and probable reserves be allocated to mining assets. The Company defined value beyond proven and probable reserves as the value of known mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base that is measured based on extrapolation of known exploration information, to the extent that it believes a market participant would include such value in determining the fair value of the assets. The Company’s interpretation of value beyond proven and probable reserves may differ from that of other mining industry companies and may result in a different allocation of values at the time of acquisition and subsequent impairment analysis. If value beyond proven and probable reserves was interpreted to include value in excess of the Company’s determination, such values would be considered tangible mineral interests and therefore reduce the implied fair value of goodwill. Under such an interpretation, if Step 2 of a goodwill impairment analysis (which requires the Company to compare the implied fair value of goodwill to its carrying amount and write-off any excess carrying amount over the implied fair value) was required for the existing Exploration Segment, goodwill could be significantly impaired resulting in an impairment loss in the financial statements. The Company has not been required to perform Step 2 of the goodwill impairment test for the Exploration Segment. Please see the Company’s Summary of Significant Accounting Policies for additional details.

The Company’s approach to managing the exploration aspect of its business separate from the day to day operations of its mine site reporting units may differ from the approach taken by other companies in the mining industry. Other mining companies may integrate the exploration function with their mine site reporting units, allocating residual goodwill to these units. Absent our Exploration Segment’s success and reporting structure, we may have reached a similar conclusion regarding the goodwill allocation. As a result of these potential differences, the Company’s financial position and results of operations may not be comparable to those of other entities in the mining industry.

Based on valuations of various mine site reporting units in the Australia/New Zealand Segment, the Company concluded that the estimated fair values exceeded the respective carrying values as of December 31, 2005. The Company concluded that the estimated fair value of the Nevada Segment did not support the carrying value as of December 31, 2005 and recorded a $41 goodwill impairment charge. In 2004, the Company recorded goodwill and long-lived assets impairment charges of $52 and $6, respectively, relating to the Pajingo reporting unit in the Australia/New Zealand Segment. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value could be significantly different than these estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels, operating costs and capital costs are each subject to significant risks and uncertainties.

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

Exploration Segment Goodwill

The Exploration Segment is responsible for all activities, whether near-mine or greenfield, associated with the Company’s efforts to discover new mineralized material that could ultimately advance into proven and probable reserves. As discussed in greater detail below, when performing its Exploration Segment goodwill impairment testing, the Company uses historic additions to proven and probable reserves as an indication of the expected future performance of the Exploration Segment.

The Exploration Segment’s valuation model attributes all cash flows expected to be derived from future exploration discoveries, whether near-mine or greenfield, to the Exploration Segment. Therefore, the valuation model includes all expected value from future discoveries, including existing and future mine site reporting units. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The value beyond proven and probable reserves relating to mine site reporting units (which uses the same valuation concepts as required by EITF 04-03, Mining Assets: Impairment and Business Combinations) is excluded when determining the fair value of the Exploration Segment, if any, at acquisition and, subsequently, in determining whether the assets are impaired. The valuation model includes management’s best estimates of future reserve additions from exploration activities and all revenues and costs associated with their discovery, development and production. Historical proven and probable reserve additions, excluding acquisitions, are used as an indicator of the Exploration Segment’s ability to discover additional reserves in the future. Actual reserve additions may vary significantly from year to year due to the time required to advance a deposit from initial discovery to proven and probable reserves and based on the timing of when proven and probable reserves can be reported under the Securities and Exchange Commission Industry Guide 7. The valuation model assumes that the Company will be able to perpetually develop and produce the assumed additions to proven and probable reserves from future discoveries at existing or new mine site reporting units. These estimates assume that the Company will continue to find reserves of sufficient size and quality to meet the Company’s operational and return thresholds in increasing quantities in perpetuity. Future discoveries could become increasingly difficult to locate, and even if the Company finds reserves in a sufficient quality and size, they may consist of a larger number of smaller deposits that could be more costly to develop and or operate than historically experienced. The development and production of reserves will eventually lead to the depletion of existing mine site reporting units and require the perpetual development of new mines in increasing quantities through successful greenfield exploration. A reduction in reserves or a lower than expected increase in reserve additions, or a greater than expected increase in operating or capital costs, may negatively impact the value of the Exploration Segment and may result in the impairment of the Exploration Segment’s goodwill.

Subsequent to the business combinations for which value beyond proven and probable reserves were recorded, EITF 04-03, Mining Assets: Impairment and Business Combinations, was issued and requires that value beyond proven and probable reserves be allocated to mining assets consistent with the Company’s existing policy. The Company has defined value beyond proven and probable reserves as the value of known mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base that is measured based on extrapolation of known exploration information, to the extent that it believes a market participant would include such value in determining the fair value of the assets. The Company’s interpretation of value beyond proven and probable reserves may differ from that of other mining industry companies and may result in a different allocation of values at the time of acquisition and subsequent impairment analysis. If value beyond proven and probable reserves was interpreted to include value in excess of the Company’s determination, such values would be considered tangible mineral interests and therefore reduce the implied fair value of goodwill. Under such an interpretation, if Step 2 of a goodwill impairment analysis (which requires the Company to compare the implied fair value of goodwill to its carrying amount and write write-off any excess carrying amount over the implied fair value) was required for the existing Exploration Segment, goodwill could be significantly impaired resulting in an impairment loss in the financial statements. The Company has not been required to perform Step 2 of the goodwill impairment test for the Exploration Segment. Please see the Company’s Summary of Significant Accounting Policies for additional details.

The Company’s approach to managing the exploration aspect of its business separate from the day to day operations of its mine site reporting units may differ from the approach taken by other companies in the mining industry. Other mining companies may integrate the exploration function with their mine site reporting units, allocating residual goodwill to these units. Absent our Exploration Segment’s success and reporting structure, we may have reached a similar conclusion regarding the goodwill allocation. As a result of these potential differences, the Company’s financial position and results of operations may not be comparable to those of other entities in the mining industry.

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

At December 31, 2005, the $1,126 carrying value of the Exploration Segment goodwill represented approximately 99% of the carrying value of the total assets of the Exploration Segment. Based on valuations of the Exploration Segment at December 31, 2005 and 2004, the Company concluded that substantially all of the fair value of the Exploration Segment, which was significantly in excess of the carrying value, was derived from the terminal value. Based on the period required to advance projects from initial discovery to production, the valuation model has negative net cash flows for approximately the first 10 years and more than 100% of the fair value of the Exploration Segment is attributable to its terminal value. The valuation models included the following:

	As at December 31,
	2005	2004
Assumptions:
Initial year additions to reserves (gold ounces in millions):
Total additions	9.5	11.0
Less: Additions previously valued in purchase accounting	(0.9)	(1.0)

Additions attributable to the Exploration Segment	8.6	10.0

Annual reserve addition and terminal growth rate	5%	5%
Time horizon (years)	16	16
Time lag between reserve additions and production (years)	7.1	7.2
Production period (years)	5	5
Discount rate	8%	8%
Price/cost assumptions (per ounce of gold):
Gold price	$450	$375
Operating costs	$264	$230
Capital costs	$56	$50
Finding costs	$13	$13
Terminal value	$7,514	$5,812

The cash flow assumptions used in the valuation models are burdened only to the extent of management’s estimate of the Company’s internal costs to explore, develop and produce the expected discoveries based on the Company’s historical experience and long-term plans. The cost assumptions may not be representative of what a third party would be required to pay for access to the Company’s properties. The annual reserve addition and terminal growth rate assumptions have a significant impact on the fair value of the Exploration Segment. If these rate assumptions were reduced from 5% to 4%, the fair value of the Exploration Segment would have been approximately $1.9 billion lower at December 31, 2005.

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

Triggering events that impact certain assumptions used in the Exploration Segment valuation model and require an asset impairment evaluation with respect to the Exploration Segment would include, but are not limited to: (i) the Company’s partial or complete withdrawal of financial support for the Exploration Segment; (ii) a significantly lower assumed annual reserve addition growth rate; (iii) a significant decrease in the Company’s long-term expectation of the price of gold; (iv) a significant change in the financial markets resulting in a significant increase in the discount rate; (v) a significant increase in long-term operating and capital cost estimates; and (vi) a significant impairment at an existing mine location (an impairment could call into question the projections of future exploration success which are based on historical results both positive and negative). The Company currently has no plans to withdraw financial support for the Exploration Segment. For a discussion of the results of operations of the Exploration Segment, see Results of Operations, Exploration Segment, below.

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

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The ultimate recovery of gold from a leach pad will not be known until the leaching process is complete. Based on current mine plans, the Company expects to place the last ton of ore on its current leach pads at dates ranging from 2006 to 2017. Including the estimated time required for residual rinsing and reclamation activities, the Company expects that its leaching operations will terminate approximately six years following the date that the last ore is placed on the leach pad.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or that was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEWMONT MINING CORPORATION

By:	/s/ RICHARD T. O’BRIEN
Richard T. O’Brien Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ RUSSELL BALL
Russell Ball Vice President and Controller (Principal Accounting Officer)

October 26, 2006

S-1

EXHIBIT INDEX

Exhibit Number	Description
1	—Underwriting Agreement, dated as of March 17, 2005, among Registrant, Newmont USA Limited, Citigroup Capital Markets Inc. and J.P. Morgan Securities Inc. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

2(a)	—Arrangement Agreement, dated as of November 14, 2001, by and between Franco-Nevada Mining Corporation Limited and Newmont Mining Corporation (now known as “Newmont USA Limited”). Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2(b)	—Deeds of Undertaking, dated as of November 14, 2001, November 14, 2001, and December 10, 2001, by and between Newmont Mining Corporation (now known as “Newmont USA Limited”) and Normandy Mining Limited. Incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2(c)	—Agreement and Plan of Merger, dated as of January 8, 2002, by and among Newmont Mining Corporation (now known as “Newmont USA Limited”), the Registrant and Delta Acquisitionco Corp. Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

3(a)	—Certificate of Incorporation of Registrant. Incorporated herein by reference to Appendix F to the Registrant’s Registration Statement on Form S-4 (File No. 333-76506), filed with the Securities and Exchange Commission on January 10, 2002.

3(b)	—Certificate of Designations of Special Voting Stock. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(c)	—Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(d)	—Certificate of Designations of $3.25 Convertible Preferred Stock of Registrant. Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its $3.25 convertible preferred stock, filed with the Securities and Exchange Commission on February 15, 2002.

3(e)	—By-laws of the Registrant. Incorporated by reference to Exhibit 3(g) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

4(a)	—Indenture, dated as of March 22, 2005, among Newmont Mining Corporation, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

4(b)	—Form of 5.875% Note due 2035 issued pursuant to Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

Exhibit Number	Description

4(c)	—Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4(d)	—Lease dated as of September 30, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and Shawmut Bank Connecticut, National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
4(e)	—Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4(f)	—See footnote (1).

10(a)	—Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2005 and dated July 12, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2005.

10(b)	—Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2005 and dated July 12, 2005. Incorporated by referenced to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2005.

10(c)	—1992 Key Employees Stock Plan as amended as of October 25, 1993. Incorporated by reference to Exhibit 10(p) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993.

10(d)	—1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(e)	—1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(f)	—2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

Exhibit Number	Description

10(g)	—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1996 Employees Stock Plan. Incorporated herein by reference to Exhibit 99.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10(h)	—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10(i)	—Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10(j)	—Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10(k)	—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.

10(l)	—Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.

10(m)	—Form of Award Agreement used for non-employee directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10(n)	—Annual Incentive Compensation Payroll Practice of the Registrant, amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 30, 2005, filed with the Securities and Exchange Commission on April 29, 2005.

10(o)	—Employee Performance Incentive Compensation Payroll Practice of Registrant, amended and restated effective January 1, 2004. Incorporated herein by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the period December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(p)	—Newmont Mining Corporation Intermediate Term Incentive Compensation Plan (Amended and Restated Generally Effective as of January 1, 2002). Incorporated by reference to Exhibit 10(l) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(q)	—Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10(r)	—Amended and Restated Executive Change of Control Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10(s)	—Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as Amended and Restated as of May 17, 2000. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit Number	Description

10(t)	—Agreement dated September 15, 1999, among Newmont Mining Corporation, Newmont Gold Company and Bruce D. Hansen. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(u)	—Amendment to Employment Agreement effective July 28, 2005 between Newmont Mining Corporation and Bruce D. Hansen. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10(v)	—Agreement dated February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and certain executive officers. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10(w)	—Letter Agreement dated May 6, 1993, between Newmont Gold Company and Wayne W. Murdy. Incorporated by reference to Exhibit 10 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

10(x)	—Letter Agreement dated March 23, 2001, between Wayne W. Murdy and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(v) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(y)	—Amendment to Employment Agreement effective July 28, 2005 between Newmont Mining Corporation and Wayne W. Murdy. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on 10-Q, for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10(z)	—Employment Agreement effective, as of February 16, 2002, between Newmont Global Employment Limited Partnership and Pierre Lassonde. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for period ended June 30, 2002, filed August 14, 2002.

10(aa)	—Amendment of Employment Agreement effective, as of February 16, 2004, between Newmont Global Employment Limited Partnership and Pierre Lassonde. Incorporated by reference to Exhibit 10(q) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(bb)	—Amendment to Employment Agreement effective July 28, 2005 between Newmont Mining Corporation and Pierre Lassonde. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10(cc)	—Consulting Agreement effective as of April 1, 2002, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 10(x) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(dd)	—Amendment to Consulting Agreement effective as of April 1, 2005 and dated December 7, 2004, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 99.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10(ee)	—Amendment No. 2 to Consulting Agreement effective July 28, 2005, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

Exhibit Number	Description

10(ff)	—Amendment to Consulting Agreement dated October 31, 2005, and effective as of April 26, 2006, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 10.5 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.
10(gg)	—Employment Agreement dated September 9, 2005 between Newmont USA Limited and David H. Francisco. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2005.

10(hh)	—Credit Agreement dated as of July 30, 2004, as amended and restated as of July 28, 2005, among Newmont Mining Corporation, Newmont USA Limited, JP Morgan Chase Bank, N.A., Australia and New Zealand Banking Group Limited, Banco Bilbao Vizcaya SA, Bank of Montreal Chicago Branch, The Bank of Nw York, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas, Calyon New York Branch, CIBC Inc., Citicorp USA Inc., Commonwealth Bank of Australia New York Branch, Deutsche Bank AG New York Branch, HSBC Bank USA, National Association, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, The Royal Bank of Scotland, plc, Societe Generale, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC, US Bank N.A., Wells Fargo Bank, N.A. and Westbag New York Branch. Incorporated by reference as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10(ii)	—Canadian Oil Sands Trust (“COST”) Agreement as of May 10, 2004 between Pierre Lassonde and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the period December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(jj)	—Canadian Oil Sands Trust (“COST”) Agreement as of May 10, 2004 between Seymour Schulich and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the period December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(kk)	—Summary of Non-Employee Director Compensation and Benefits. Incorporated by reference as Exhibit 10.2 to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006.

10(ll)	—Summary of Executive Compensation, see footnote (2).

10(mm)	—Sale Agreement dated June 23, 2005 by and among Newmont Golden Grove Operations Pty Ltd, Newmont Wownaminya Pty Ltd, Newmont Australia Limited, Oxiana Golden Grove Pty Ltd and Oxiana Limited. Incorporated by reference to Exhibit 10.1 to Newmont Mining Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2005.

12.1	—Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, see footnote (2).

12.2	—Statement re Computation of Ratio of Earnings to Fixed Charges, see footnote (2).

21	—Subsidiaries of Newmont Mining Corporation, see footnote (2).

23.1	—Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—Power of Attorney, see footnote (2).

31.1	—Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

Exhibit Number	Description

31.2	—Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

32.1	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.

32.2	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.

(1)	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(2)	Filed with the original Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 2, 2006, and herein incorporated by reference.