Form 10-Q
period 2006-09-30
NEWMONT MINING CORP /DE/
filed 2006-11-01
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes     ☒  No

There were 422,460,240 shares of common stock outstanding on October 30, 2006 (and 27,761,153 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited, in millions except per share)
Revenues
Sales - gold, net	$1,009	$914	$3,095	$2,556
Sales - copper, net	93	231	432	504

	1,102	1,145	3,527	3,060

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	525	502	1,564	1,437
Copper	66	86	215	226
Depreciation, depletion and amortization	153	155	444	466
Exploration	41	39	120	103
Advanced projects, research and development	19	18	68	47
General and administrative	29	32	103	95
Other expense, net	37	20	64	61

	870	852	2,578	2,435

Other income (expense)
Other income, net (Note 3)	317	66	386	177
Interest expense, net	(28)	(23)	(70)	(75)

	289	43	316	102

Income from continuing operations before income tax expense, minority interest and equity income of affiliates	521	336	1,265	727
Income tax expense	(206)	(96)	(362)	(191)
Minority interest in income of consolidated subsidiaries	(52)	(115)	(279)	(248)
Equity income of affiliates	1	—	1	3

Income from continuing operations	264	125	625	291
Gain (loss) from discontinued operations (Note 5)	(66)	1	(57)	(31)

Net income	$198	$126	$568	$260

Income per common share (Note 6)
Basic and diluted:
Income from continuing operations	$0.59	$0.28	$1.39	$0.65
Loss from discontinued operations	(0.15)	—	(0.13)	(0.07)

Net income	$0.44	$0.28	$1.26	$0.58

Basic weighted-average common shares outstanding	450	446	449	446

Diluted weighted-average common shares outstanding	452	449	451	449

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2006	At December 31, 2005
	(unaudited, in millions)
ASSETS
Cash and cash equivalents	$1,059	$1,082
Marketable securities and other short-term investments (Note 10)	273	817
Trade receivables	150	94
Accounts receivable	148	135
Inventories (Note 11)	372	304
Stockpiles and ore on leach pads (Note 12)	336	241
Deferred stripping costs (Note 2)	—	78
Deferred income tax assets	140	159
Other current assets	115	90

Current assets	2,593	3,000
Property, plant and mine development, net	6,547	5,581
Investments (Note 10)	1,239	955
Long-term stockpiles and ore on leach pads (Note 12)	795	599
Deferred stripping costs (Note 2)	—	100
Deferred income tax assets	814	515
Other long-term assets	202	181
Goodwill	2,895	2,879
Assets of operations held for sale (Note 5)	36	182

Total assets	$15,121	$13,992

LIABILITIES
Current portion of long-term debt (Note 13)	$158	$195
Accounts payable	251	227
Employee-related benefits	167	176
Derivative instruments (Note 9)	453	270
Other current liabilities (Note 14)	609	471

Current liabilities	1,638	1,339
Long-term debt (Note 13)	1,799	1,723
Reclamation and remediation liabilities (Note 15)	483	442
Deferred income tax liabilities	571	446
Employee-related benefits	284	273
Other long-term liabilities (Note 14)	311	415
Liabilities of operations held for sale (Note 5)	3	47

Total liabilities	5,089	4,685

Commitments and contingencies (Note 18)
Minority interest in subsidiaries	996	931

STOCKHOLDERS’ EQUITY
Common stock	675	666
Additional paid-in capital	6,683	6,578
Accumulated other comprehensive income	572	378
Retained earnings	1,106	754

Total stockholders’ equity	9,036	8,376

Total liabilities and stockholders’ equity	$15,121	$13,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(unaudited, in millions)
Operating activities:
Net income	$568	$260
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation, depletion and amortization	444	466
Revenue from prepaid forward sales obligation	(48)	(48)
Loss from discontinued operations	57	31
Accretion of accumulated reclamation obligations	22	20
Deferred income taxes	(117)	(34)
Minority interest expense	279	248
Gain on asset sales, net	(312)	(36)
Gain on sale of investments, net	(4)	(27)
Hedge loss, net	82	4
Other operating adjustments and write-downs	90	(35)
Decrease (increase) in operating assets:
Trade and accounts receivable	(51)	25
Inventories, stockpiles and ore on leach pads	(323)	(155)
Other assets	(49)	—
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	208	59
Reclamation liabilities	(44)	(24)

Net cash provided from continuing operations	802	754
Net cash (used in) provided from discontinued operations	(6)	7

Net cash from operations	796	761

Investing activities:
Additions to property, plant and mine development	(1,109)	(884)
Investments in marketable debt and equity securities	(1,389)	(2,530)
Proceeds from sale of marketable debt and equity securities	1,934	2,562
Acquisitions (Note 8)	(348)	—
Proceeds from sale of assets, net	331	61
Other	(3)	1

Net cash used in investing activities of continuing operations	(584)	(790)
Net cash (used in) provided from investing activities of discontinued operations	(6)	115

Net cash used in investing activities	(590)	(675)

Financing activities:
Proceeds from debt, net	198	584
Repayment of debt	(63)	(141)
Early extinguishment of prepaid forward sales obligation	(48)	—
Dividends paid to common stockholders	(135)	(134)
Dividends paid to minority interests	(235)	(85)
Proceeds from stock issuance	66	17
Change in restricted cash and other	(11)	(9)

Net cash (used in) provided from financing activities of continuing operations	(228)	232
Net cash used in financing activities of discontinued operations	(7)	(1)

Net cash (used in) provided from financing activities	(235)	231

Effect of exchange rate changes on cash	6	(3)

Net change in cash and cash equivalents	(23)	314
Cash and cash equivalents at beginning of period	1,082	781

Cash and cash equivalents at end of period	$1,059	$1,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

(1) BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These interim Condensed Consolidated Financial Statements should be read in conjunction with Newmont’s Consolidated Financial Statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2005, filed October 26, 2006.

References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “IDR” to Indonesian currency and “$” to United States currency.

Certain amounts for the three and nine months ended September 30, 2005 and at December 31, 2005 have been reclassified to conform to the 2006 presentation. The Company has reclassified the income statement, balance sheet and cash flow statement amounts for the Golden Grove, Holloway and Zarafshan-Newmont Joint Venture operations from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income and Cash Flows and to assets and liabilities of operations held for sale on the Condensed Consolidated Balance Sheets for all periods presented.

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

Movements in the net deferred stripping cost balance were as follows:

	Nine Months Ended September 30,
	2006	2005
Opening balance	$71	$20
Cumulative effect adjustment	(71)	—
Disposition of Ovacik	—	(4)
Additions	—	127
Amortization	—	(78)

Closing balance	$—	$65

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

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The results for prior periods have not been restated.

As a result of adopting FAS 123(R), the Company’s Income from continuing operations and Net income for the three and nine month periods of 2006 is $4 ($0.01 per share, basic and diluted) and $14 ($0.03 per share, basic and diluted) lower, respectively, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year periods. Prior to the adoption of FAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was included in operating cash flows, along with other tax cash flows, and requires tax benefits relating to the deductibility of increases in the equity instruments issued under share-based compensation arrangements that are not included in Costs applicable to sales (“excess tax benefits”) to be presented in the Statement of Cash Flows as financing cash inflows. The (expense) benefit realized for tax deductions from option exercises totaled $(8) and $4 for the three and nine month periods of 2006, respectively.

The Company currently maintains the 2005 Stock Incentive Plan (“Stock Plan”), approved by stockholders on April 27, 2005, for executives and eligible employees. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than fair market value of the underlying stock at the date of grant. Fair market value of a share of common stock as of the grant date is the average of the high and low sales prices for a share of the Company’s common stock on the New York Stock Exchange. The Company also maintains prior stock plans, but no longer grants awards under these plans. Options granted under the Company’s stock plans vest over periods ranging from two to four years and are exercisable over a period of time not to exceed 10 years from grant date. At September 30, 2006, 17,570,931 shares were available for future grants under the Company’s Stock Plan.

The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. Expected volatility is based on the historical volatility of our stock. These estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been different from that reported. The Black-Scholes option-pricing model used the following assumptions for the nine months ended September 30, 2006 and 2005, respectively: weighted-average risk-free interest rates of 4.9% and 3.9%; dividend yields of 0.7% and 1%; expected lives of five years and four years; and volatility of 34%

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

and 40%. 1,238,750 and 1,056,368 stock option awards were granted during the nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes activity for stock options outstanding at September 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,433,669	$35.90
Granted	1,238,750	$57.71
Exercised	(2,146,006)	$32.32
Forfeited and expired	(521,159)	$54.23

Outstanding at September 30, 2006	8,005,254	$38.97

Options exercisable at September 30, 2006	4,678,496	$34.72

The following table summarizes information about stock options outstanding at September 30, 2006, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0 to $20	1,118,906	2.7	$18.61	1,118,906	$18.61
$20 to $30	1,538,022	5.2	$25.88	1,459,699	$25.98
$30 to $40	962,439	7.5	$37.56	459,959	$37.03
$40 to $50	3,044,420	8.0	$45.45	1,454,215	$45.48
$50+	1,341,467	8.7	$57.18	185,717	$53.89

Total/average	8,005,254	6.8	$38.97	4,678,496	$34.72

As of September 30, 2006, there was $32 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The total intrinsic value of options exercised in the third quarter of 2006 and 2005 was $10 and $5, respectively. The total intrinsic value of options exercised in the nine month period of 2006 and 2005 was $48 and $10, respectively. 1,153,974 stock options vested during the nine months ended September 30, 2006. The weighted-average exercise price of the stock options vested was $36.65 in 2006. 1,024,047 stock options vested during the three and nine months ended September 30, 2005. The weighted-average exercise price of the stock options vested was $32.75 in 2005.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123(R) to options granted under our stock option plans in the three and nine month periods of 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$126	$260
Less: Compensation expense determined under the fair value method, net of tax	(5)	(14)

Pro forma net income	$121	$246

Net income per common share, basic and diluted:
As reported	$0.28	$0.58
Pro forma net income	$0.27	$0.55

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Other Stock-Based Compensation

The Company grants restricted stock to certain employees. Shares of restricted stock are granted upon achievement of certain financial and operating thresholds at fair market value on the grant date. Prior to vesting, these shares of restricted stock are subject to certain restrictions related to ownership and transferability. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. For the nine months ended September 30, 2006 and 2005, 102,491 and 155,061 shares of restricted stock, respectively, were granted and issued, of which 100,258 and 90,618 shares remained unvested at September 30, 2006 for the 2006 and 2005 grants, respectively. The weighted-average fair market value of the stock grants issued were $58 and $45 in 2006 and 2005, respectively. Compensation expense recorded for restricted stock was $nil and $2 for the three months ended September 30, 2006 and 2005, respectively, and $nil and $7 for the nine months ended September 30, 2006 and 2005, respectively. The shares of restricted stock vest in equal increments annually over three years.

Restricted stock units also are granted, upon achievement of certain financial and operating thresholds, to employees in certain foreign jurisdictions. For the nine months ended September 30, 2006, the Company granted 19,181 restricted stock units at the weighted-average fair market value of $58 per underlying share of the Company’s common stock. For the nine months ended September 30, 2005, the Company granted 27,386 restricted stock units at the weighted-average fair market value of $45 per underlying share of the Company’s common stock. Compensation expense recorded for the foreign jurisdiction restricted stock units was $nil for the three months ended September 30, 2006 and 2005, respectively, and $nil and $1 for the nine months ended September 30, 2006 and 2005, respectively. These restricted stock units vest in equal increments annually over three years. Upon vesting, the employee is entitled to receive for each restricted stock unit one share of the Company’s common stock.

The Company grants deferred stock awards to certain other employees. The deferred stock awards vest over periods between two and three years. For the nine months ended September 30, 2006 and 2005 there were 237,946 and 98,379 deferred stock awards granted by the Company, respectively. At September 30, 2006 and December 31, 2005, 428,263 and 303,002 deferred stock awards, respectively, remained unvested. Compensation expense recorded for deferred stock awards was $2 and $2 for the three months ended September 30, 2006 and 2005, respectively, and $6 and $5 for the nine months ended September 30, 2006 and 2005, respectively. Upon vesting, the employee is entitled to receive the number of shares of the Company’s common stock specified in the deferred stock award.

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, results of operations and disclosures.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

Pensions

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires employers that sponsor one or more defined benefit plans to (i) recognize the funded status of a benefit plan in its statement of financial position, (ii) recognize the gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income, net of tax, (iii) measure the defined benefit plan assets and obligations as of the date of the employer’s

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

fiscal year-end statement of financial position, and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of FAS 158 are effective for the Company’s fiscal year ending December 31, 2006. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

(3) OTHER INCOME, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gain on sale of Alberta oil sands project	$266	$—	$266	$—
Royalty and dividend income	30	18	88	57
Interest income	16	17	52	41
Gain on sale of Martabe project	30	—	30	—
Income from development projects, net	5	—	14	—
Gain on sale of property, plant and equipment	4	1	12	4
Foreign currency exchange gains	2	8	11	10
Gain (loss) on sale of other assets, net	3	(1)	4	32
Gain on sale of investments, net	—	21	4	27
Loss on early retirement of debt	(40)	—	(40)	—
(Loss) gain on ineffective portion of derivative instruments, net	(1)	1	(60)	2
Other	2	1	5	4

	$317	$66	$386	$177

During the third quarter of 2006, Newmont sold its Alberta oil sands project to the Korean National Oil Corporation and its Martabe gold project in Indonesia to Agincourt Resources Limited (“Agincourt”). Newmont received net cash proceeds of $271 for the Alberta oil sands project resulting in a $266 pre-tax gain. Newmont received $42 net cash proceeds and approximately 43 million Agincourt shares valued at $37 for the Martabe project, resulting in a $30 pre-tax gain.

On September 27, 2006, Newmont settled its remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract for which it was required to deliver 17,951 ounces of gold in December 2006 and 179,062 ounces of gold in June 2007. This settlement resulted in cash payments of $96, a $48 reduction to the current portion of long-term debt and a $40 pre-tax loss on extinguishment of debt.

The gain on investments during 2005 was primarily attributable to the sale of Newmont’s investment in Kinross Gold Corporation which resulted in a $20 pre-tax gain.

(4) EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Pension benefit costs, net
Service cost	$3	$3	$11	$10
Interest cost	6	4	17	14
Expected return on plan assets	(4)	(4)	(13)	(12)
Amortization of prior service cost	—	1	1	1
Amortization of loss	2	2	6	5

	$7	$6	$22	$18

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Other benefit costs, net
Service cost	$1	$1	$4	$4
Interest cost	1	2	4	4

	$2	$3	$8	$8

A pension settlement loss of $4 was recognized in the nine months ended September 30, 2005 and included in Other expense, net.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(5) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In early July 2006, Newmont’s Board of Directors approved a plan to sell the Company’s 50% interest in the Zarafshan-Newmont Joint Venture. However, as a result of the Uzbek government’s expropriation of the Company’s assets in August 2006, an impairment loss of $101 was recognized for the three and nine months ended September 30, 2006. The Company will continue to challenge the Uzbek government’s actions through international arbitration.

During the fourth quarter of 2005, Newmont committed to plans to divest its Holloway operation in Canada. In September 2006, Newmont reached an agreement with St. Andrew Goldfields Ltd. to sell the Holloway operation for cash proceeds of $40 plus certain royalties. Newmont expects the sale of Holloway to be completed during the fourth quarter of 2006.

During June 2005, Newmont announced the pending sale of its Golden Grove copper-zinc operation in Western Australia to Oxiana Limited (“Oxiana”) for cash of A$190 and 82 million Oxiana shares. The sale was completed on July 26, 2005.

Newmont has accounted for these dispositions in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has reclassified the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to Loss from discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

The following table details selected financial information included in the Gain (loss) from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales - gold, net	$5	$19	$52	$63
Sales - base metals, net	—	1	—	38

	$5	$20	$52	$101

Gain (loss) from operations	$(1)	$(2)	$6	$(10)
Gain (loss) on impairment	(101)	6	(101)	(33)

Pre-tax (loss) gain	(102)	4	(95)	(43)
Income tax benefit (expense)	36	(3)	38	12

Gain (loss) from discontinued operations	$(66)	$1	$(57)	$(31)

The major classes of Assets and Liabilities of operations held for sale are as follows:

	At September 30, 2006	At December 31, 2005
Assets:
Accounts receivable	$—	$2
Inventories	2	20
Stockpiles and ore on leach pads	—	18
Property, plant and mine development	21	129
Other assets	13	13

Total assets of operations held for sale	$36	$182

Liabilities:
Accounts payable	$—	$7
Reclamation and remediation	3	5
Other liabilities	—	35

Total liabilities of operations held for sale	$3	$47

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$264	$125	$625	$291
Gain (loss) from discontinued operations	(66)	1	(57)	(31)

Net income	$198	$126	$568	$260

Denominator:
Basic	450	446	449	446
Effect of employee stock-based awards	2	3	2	3

Diluted	452	449	451	449

Income per common share
Basic and diluted:
Income from continuing operations	$0.59	$0.28	$1.39	$0.65
Gain (loss) from discontinued operations	(0.15)	—	(0.13)	(0.07)

Net income	$0.44	$0.28	$1.26	$0.58

Options to purchase 2.1 million and 1.6 million shares of common stock at average exercise prices of $52.45 and $53.34 were outstanding as of September 30, 2006 and 2005, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive.

(7) COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$198	$126	$568	$260
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on marketable equity securities	(83)	209	172	279
Foreign currency translation adjustments	7	19	26	11
Changes in fair value of cash flow hedge instruments	46	(24)	(4)	(38)

	(30)	204	194	252

Comprehensive income	$168	$330	$762	$512

(8) ACQUISITIONS

On September 27, 2006, Newmont acquired a 40% interest in Shore Gold Inc.’s Fort a la Corne Joint Venture in Saskatchewan, Canada for $152.

On March 20, 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington Project, bringing its interest in the project to 66.67%, for total consideration of $164 plus stamp duty of $9 paid in the third quarter of 2006.

On January 20, 2006, Newmont acquired the remaining 15% interest in the Akyem project for total consideration of $23, bringing its interest in the project to 100%.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(9) SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

For the three months ended September 30, 2006 and 2005, losses of $1 and gains of $1, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. For the nine months ended September 30, 2006 and 2005, losses of $60 and gains of $2, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a loss of approximately $50. The maximum period over which hedged forecasted transactions are expected to occur is 5 years.

Newmont had the following derivative contracts outstanding at September 30, 2006:

	Expected Maturity Date or Transaction Date			Fair Value
	2006	2007	Total/ Average	At September 30, 2006		At December 31, 2005
Gold Put Option Contracts
($ denominated):
Ounces (thousands)	10	20	30	$(2)		$(3)
Average price	$393	$397	$396
Copper Collar Contracts (3)
($ denominated):
Pounds (millions) (4)	93	84	177	$(351	)(1)	$(261	)(2)
Average cap price	$1.38	$1.41	$1.39
Average floor price	$1.10	$1.10	$1.10
$/IDR Forward Purchase Contracts (3):
$ (millions)	$21	$50	$71	$3		$—
Average rate (IDR/$)	10,261	9,725	9,881

(1)	The fair value does not include amounts payable ($100) on derivative contracts that were closed out in September 2006 with the net settlement due in October 2006. At September 30, 2006, $451 was included in Current liabilities, Derivative instruments.
(2)	The fair value does not include amounts payable ($36) on derivative contracts that were closed out in December 2005 with the net settlement due and paid in January 2006.
(3)	56.25% guaranteed by Newmont, 43.75% guaranteed by an affiliate of Sumitomo Corporation.
(4)	Of the contracts maturing in 2007, 71 million pounds are designated against expected 2006 sales. The remainder are designated against 2007 sales.

Provisional Copper and Gold Sales

The Company’s provisional copper and gold sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the copper concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

For the three and nine months ended September 30, 2006 and 2005, the Company recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments at September 30, 2006 and 2005, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross revenue subject to final price adjustments
Copper	$309	$326	$405	$443
Gold	$9	$21	$19	$21

The average final price adjustments realized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average final price adjustments
Copper	26%	12%	39%	10%
Gold	(4)%	3%	4%	—

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $381 to $392 per ounce. The initial fair value of the forward sales contracts was recorded as deferred revenue. At September 30, 2006, $47 remained in deferred revenue and will be included in revenue as delivery occurs. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at September 30, 2006:

	Scheduled Maturity Date or Transaction Date				Fair Value
	2008	2009	2011	Total/ Average	At September 30, 2006	At December 31, 2005
Ounces (thousands)	1,000	600	250	1,850	$(486)	$(338)
Average price	$384	$381	$392	$384

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% notes and its $200 8 3/8% debentures. For the three months ended September 30, 2006 and 2005, these transactions resulted in a reduction in interest expense of $nil and $1, respectively. For the nine months ended September 30, 2006 and 2005, these transactions resulted in a reduction in interest expense of $nil and $3, respectively. The fair value of the interest rate swaps was $1 and $2 at September 30, 2006 and December 31, 2005, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(10) INVESTMENTS

	At September 30, 2006
		Unrealized
	Cost/Equity Basis	Gain	Loss	Fair/Equity Value
Current:
Marketable Debt Securities:
Auction rate securities	$197	$—	$—	$197

Marketable Equity Securities:
Agincourt Resources	37	—	(3)	34
Other	10	23	—	33

	47	23	(3)	67

Other investments, at cost	9	—	—	9

	$253	$23	$(3)	$273

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$268	$551	$—	$819
Gabriel Resources, Ltd.	72	91	—	163
Shore Gold, Inc.	94	—	(7)	87
Miramar Mining Corporation	29	48	—	77
Other	32	13	(1)	44

	495	703	(8)	1,190

Other investments, at cost	12	—	—	12

Investment in Affiliates:
European Gold Refineries	15	—	—	15
AGR Matthey Joint Venture	15	—	—	15
Other	7	—	—	7

	37	—	—	37

	$544	$703	$(8)	$1,239

	At December 31, 2005
		Unrealized
	Cost/Equity Basis	Gain	Loss	Fair/Equity Value
Current:
Marketable Debt Securities:
Auction rate securities	$785	$—	$—	$785

Marketable Equity Securities:
Other	11	12	—	23

Other investments, at cost	9	—	—	9

	$805	$12	$—	$817

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$240	$410	$—	$650
Gabriel Resources, Ltd.	53	29	—	82
Shore Gold, Inc.	89	22	—	111
Miramar Mining Corporation	27	19	—	46
Other	20	8	—	28

	429	488	—	917

Other investments, at cost	10	—	—	10

Investment in Affiliates:
European Gold Refineries	15	—	—	15
AGR Matthey Joint Venture	13	—	—	13

	28	—	—	28

	$467	$488	$—	$955

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(11) INVENTORIES

	At September 30, 2006	At December 31, 2005
In-process	$78	$72
Concentrate	12	3
Precious metals	13	3
Materials, supplies and other	269	226

	$372	$304

(12) STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2006	At December 31, 2005
Current:
Stockpiles	$183	$128
Ore on leach pads	153	113

	$336	$241

Long-term:
Stockpiles	$522	$404
Ore on leach pads	273	195

	$795	$599

(13) DEBT

	At September 30, 2006		At December 31, 2005
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$21	$235	$19	$256
5 7/8% notes, net of discount	—	597	—	597
8 5/8% debentures, net of discount	—	217	—	218
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	120	—	120
Prepaid forward sales obligation	—	—	48	48
PTNNT project financing facility	87	436	87	479
PTNNT shareholder loan	39	—	39	—
Yanacocha credit facility	7	93	—	—
Yanacocha bonds	—	100	—	—
Project financings, capital leases and other	4	1	2	5

	$158	$1,799	$195	$1,723

Scheduled minimum debt repayments at September 30, 2006 are $83 for the remainder of 2006, $122 in 2007, $243 in 2008, $125 in 2009, $133 in 2010 and $1,251 thereafter.

On September 27, 2006, Newmont settled its remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract for which it was required to deliver 17,951 ounces of gold in December 2006 and 179,062 ounces of gold in June 2007. This settlement resulted in cash payments of approximately $96, a $48 reduction to the current portion of long-term debt and a pre-tax loss on extinguishment of debt of approximately $40. During June 2006, 161,111 ounces of gold were physically delivered in connection with the prepaid forward sales obligation and the Company recorded a non-cash reduction in debt of $48.

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

On May 19, 2006, Yanacocha entered into an unsecured $100 bank financing with a syndicate of Peruvian commercial banks, comprised of Banco de Credito del Peru, Banco Continental and Banco Wiese Sudameris. Quarterly repayments begin in May 2007 with final maturity May 2014. Borrowings under the facility bear interest at a rate of Libor plus 1.875%. The loan is non-recourse to Newmont.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(14) OTHER LIABILITIES

	At September 30, 2006	At December 31, 2005
Other current liabilities:
Income and mining taxes	$203	$77
Accrued operating costs	121	79
Accrued capital expenditures	93	78
Reclamation and remediation costs	53	63
Interest	53	42
Royalties	22	26
Taxes other than income and mining	16	18
Deferred income tax liabilities	4	4
Deferred revenue	4	17
Advanced stripping costs	—	14
Other	40	53

	$609	$471

	At September 30, 2006	At December 31, 2005
Other long-term liabilities:
Income taxes	$230	$220
Deferred revenue from the sale of future product	47	47
Derivative instruments	—	30
Advanced stripping costs	—	93
Other	34	25

	$311	$415

(15) RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

At September 30, 2006 and December 31, 2005, $467 and $428, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2006 and December 31, 2005, $69 and $77, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the liability for asset retirement obligations:

	Nine Months Ended September 30,
	2006	2005
Balance at beginning of period	$505	$469
Additions, changes in estimates and other	51	9
Liabilities settled	(42)	(23)
Disposition of liability	—	(7)
Accretion expense	22	20

Balance at end of period	$536	$468

The current portions of Reclamation and remediation liabilities of $53 and $63 at September 30, 2006 and December 31, 2005, respectively, are included in Other current liabilities. The additions in 2006 relate to expansions of waste dumps at Batu Hijau ($33) and Nevada ($8), and the acquisition of an additional interest at Boddington ($10).

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

(16) SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

	Three Months Ended September 30, 2006
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$309	$358	$221	$35	$47	$37
Copper	$—	$—	$—	$93	$—	$—
Cost applicable to sales:
Gold	$224	$121	$134	$16	$19	$11
Copper	$—	$—	$—	$66	$—	$—
Depreciation, depletion and amortization:
Gold	$37	$46	$32	$7	$6	$5
Copper	$—	$—	$—	$12	$—	$—
Other	$—	$—	$1	$—	$—	$—
Exploration	$8	$3	$5	$—	$4	$1
Advanced projects, research and development	$4	$1	$2	$2	$6	$—
Other income, net	$4	$4	$4	$1	$1	$(39)
Interest expense, net	$—	$9	$—	$11	$—	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$40	$158	$60	$13	$11	$(24)
Additions to property, plant and mine development	$211	$61	$53	$13	$65	$1

	Three Months Ended September 30, 2006
	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$1,007	$—	$—	$2	$1,009
Copper	$93	$—	$—	$—	$93
Cost applicable to sales:
Gold	$525	$—	$—	$—	$525
Copper	$66	$—	$—	$—	$66
Depreciation, depletion and amortization:
Gold	$133	$—	$—	$—	$133
Copper	$12	$—	$—	$—	$12
Other	$1	$—	$5	$2	$8
Exploration	$21	$20	$—	$—	$41
Advanced projects, research and development	$15	$—	$(2)	$6	$19
Other income, net	$(25)	$1	$298	$43	$317
Interest expense, net	$21	$—	$—	$7	$28
Pre-tax income (loss) before minority interest and equity income of affiliates	$258	$(20)	$294	$(11)	$521
Additions to property, plant and mine development	$404	$—	$3	$—	$407

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2005
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$256	$338	$167	$126	$—	$40
Copper	$—	$—	$—	$231	$—	$—
Cost applicable to sales:
Gold	$212	$111	$121	$38	$—	$20
Copper	$—	$—	$—	$86	$—	$—
Depreciation, depletion and amortization:
Gold	$32	$50	$29	$11	$—	$5
Copper	$—	$—	$—	$20	$—	$—
Other	$—	$—	$—	$—	$—	$—
Exploration	$6	$2	$5	$—	$2	$—
Advanced projects, research and development	$—	$2	$—	$—	$6	$1
Other income, net	$1	$1	$4	$—	$—	$—
Interest expense, net	$—	$—	$—	$11	$—	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$7	$172	$14	$191	$(8)	$(6)
Amortization of deferred (advanced) stripping, net	$(16)	$—	$(3)	$16	$—	$(1)
Additions to property, plant and mine development	$118	$62	$27	$24	$94	$8

	Three Months Ended September 30, 2005
	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$927	$—	$—	$(13)	$914
Copper	$231	$—	$—	$—	$231
Cost applicable to sales:
Gold	$502	$—	$—	$—	$502
Copper	$86	$—	$—	$—	$86
Depreciation, depletion and amortization:
Gold	$127	$—	$—	$—	$127
Copper	$20	$—	$—	$—	$20
Other	$—	$1	$3	$4	$8
Exploration	$15	$24	$—	$—	$39
Advanced projects, research and development	$9	$—	$3	$6	$18
Other income, net	$6	$1	$39	$20	$66
Interest expense, net	$11	$—	$—	$12	$23
Pre-tax income (loss) before minority interest and equity income of affiliates	$370	$(23)	$33	$(44)	$336
Amortization of deferred (advanced) stripping, net	$(4)	$—	$—	$—	$(4)
Additions to property, plant and mine development	$333	$—	$1	$20	$354

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2006
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$913	$1,274	$599	$159	$47	$133
Copper	$—	$—	$—	$432	$—	$—
Cost applicable to sales:
Gold	$664	$390	$385	$58	$19	$48
Copper	$—	$—	$—	$215	$—	$—
Depreciation, depletion and amortization:
Gold	$108	$138	$86	$17	$6	$14
Copper	$—	$—	$—	$46	$—	$—
Other	$—	$—	$2	$—	$1	$—
Exploration	$22	$7	$15	$—	$9	$3
Advanced projects, research and development	$10	$2	$2	$2	$23	$1
Other income, net	$14	$13	$4	$(48)	$1	$(24)
Interest expense, net	$—	$10	$—	$33	$—	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$119	$710	$108	$170	$(11)	$7
Additions to property, plant and mine development	$501	$174	$115	$97	$200	$8
Total assets from continuing operations	$2,470	$1,760	$1,262	$2,494	$914	$150

	Nine Months Ended September 30, 2006
	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$3,125	$—	$—	$(30)	$3,095
Copper	$432	$—	$—	$—	$432
Cost applicable to sales:
Gold	$1,564	$—	$—	$—	$1,564
Copper	$215	$—	$—	$—	$215
Depreciation, depletion and amortization:
Gold	$369	$—	$—	$—	$369
Copper	$46	$—	$—	$—	$46
Other	$3	$—	$14	$12	$29
Exploration	$56	$63	$—	$1	$120
Advanced projects, research and development	$40	$—	$7	$21	$68
Other income, net	$(40)	$3	$361	$62	$386
Interest expense, net	$44	$—	$—	$26	$70
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,103	$(63)	$337	$(113)	$1,265
Additions to property, plant and mine development	$1,095	$—	$5	$9	$1,109
Total assets from continuing operations	$9,050	$1,141	$3,192	$1,702	$15,085
Assets held for sale					$36

Total assets					$15,121

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2005
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$762	$976	$523	$232	$—	$96
Copper	$—	$—	$—	$504	$—	$—
Cost applicable to sales:
Gold	$585	$334	$383	$80	$—	$55
Copper	$—	$—	$—	$226	$—	$—
Depreciation, depletion and amortization:
Gold	$92	$148	$87	$25	$—	$14
Copper	$—	$—	$—	$67	$—	$—
Other	$—	$—	$2	$—	$1	$2
Exploration	$14	$5	$15	$—	$6	$3
Advanced projects, research and development	$—	$2	$—	$—	$13	$5
Other income, net	$4	$2	$7	$3	$—	$—
Interest expense, net	$—	$—	$—	$32	$—	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$64	$485	$40	$309	$(21)	$(19)
Amortization of deferred (advanced) stripping, net	$(48)	$—	$1	$(1)	$—	$(2)
Additions to property, plant and mine development	$324	$169	$72	$52	$206	$24
Total assets from continuing operations	$1,961	$1,421	$1,063	$2,311	$575	$220

	Nine Months Ended September 30, 2005
	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$2,589	$—	$—	$(33)	$2,556
Copper	$504	$—	$—	$—	$504
Cost applicable to sales:
Gold	$1,437	$—	$—	$—	$1,437
Copper	$226	$—	$—	$—	$226
Depreciation, depletion and amortization:
Gold	$366	$—	$—	$—	$366
Copper	$67	$—	$—	$—	$67
Other	$5	$3	$15	$10	$33
Exploration	$43	$60	$—	$—	$103
Advanced projects, research and development	$20	$—	$12	$15	$47
Other income, net	$16	$3	$115	$43	$177
Interest expense, net	$32	$—	$—	$43	$75
Pre-tax income (loss) before minority interest and equity income of affiliates	$858	$(60)	$80	$(151)	$727
Amortization of deferred (advanced) stripping, net	$(50)	$—	$—	$—	$(50)
Additions to property, plant and mine development	$847	$—	$3	$34	$884
Total assets from continuing operations	$7,551	$1,135	$2,989	$2,147	$13,822
Assets held for sale					133

Total assets					$13,955

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

	Three Months Ended September 30, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$755	$254	$—	$1,009
Sales - copper, net	—	93	—	—	93

	—	848	254	—	1,102

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	381	146	(2)	525
Copper	—	66	—	—	66
Depreciation, depletion and amortization	—	114	39	—	153
Exploration	—	31	10	—	41
Advanced projects, research and development	—	11	8	—	19
General and administrative	—	31	(4)	2	29
Other	—	36	2	(1)	37

	—	670	201	(1)	870

Other income (expense)
Other income (expense), net	82	(17)	253	(1)	317
Interest income - intercompany	31	23	—	(54)	—
Interest expense - intercompany	(2)	—	(52)	54	—
Interest expense, net	(4)	(22)	(2)	—	(28)

	107	(16)	199	(1)	289

Income from continuing operations before taxes, minority interest and equity income of affiliates	107	162	252	—	521
Income tax (expense) benefit	(52)	(8)	(146)	—	(206)
Minority interest in income of subsidiaries	—	(52)	(5)	5	(52)
Equity income (loss) of affiliates	143	(1)	10	(151)	1

Income from continuing operations	198	101	111	(146)	264
Loss from discontinued operations	—	(66)	—	—	(66)

Net income (loss)	$198	$35	$111	$(146)	$198

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$759	$155	$—	$914
Sales - copper, net	—	231	—	—	231

	—	990	155	—	1,145

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	386	116	—	502
Copper	—	86	—	—	86
Depreciation, depletion and amortization	—	125	30	—	155
Exploration	—	26	13	—	39
Advanced projects, research and development	—	9	9	—	18
General and administrative	—	31	2	(1)	32
Other	—	21	(1)	—	20

	—	684	169	(1)	852

Other income (expense)
Other income (expense), net	7	14	45	—	66
Interest income, foreign currency exchange and other income - intercompany	28	12	—	(40)	—
Interest expense - intercompany	(2)	—	(38)	40	—
Interest expense, net	(10)	(12)	(1)	—	(23)

	23	14	6	—	43

Income from continuing operations before taxes, minority interest and equity income of affiliates	23	320	(8)	1	336
Income tax (expense) benefit	(26)	(70)	—	—	(96)
Minority interest in income of subsidiaries	—	(116)	—	1	(115)
Equity income (loss) of affiliates	129	—	27	(156)	—

Income from continuing operations	126	134	19	(154)	125
Loss from discontinued operations	—	(1)	2	—	1

Net income (loss)	$126	$133	$21	$(154)	$126

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$2,482	$613	$—	$3,095
Sales - copper, net	—	432	—	—	432

	—	2,914	613	—	3,527

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,184	386	(6)	1,564
Copper	—	215	—	—	215
Depreciation, depletion and amortization	—	343	101	—	444
Exploration	—	90	30	—	120
Advanced projects, research and development	—	34	34	—	68
General and administrative	—	97	1	5	103
Other	—	54	11	(1)	64

	—	2,017	563	(2)	2,578

Other income (expense)
Other income (expense), net	99	(17)	305	(1)	386
Interest income - intercompany	90	53	—	(143)	—
Interest expense - intercompany	(6)	—	(137)	143	—
Interest expense, net	(17)	(47)	(6)	—	(70)

	166	(11)	162	(1)	316

Income from continuing operations before taxes, minority interest and equity income of affiliates	166	886	212	1	1,265
Income tax (expense) benefit	(65)	(255)	(42)	—	(362)
Minority interest in income of subsidiaries	—	(281)	(15)	17	(279)
Equity income (loss) of affiliates	467	(2)	67	(531)	1

Income from continuing operations	568	348	222	(513)	625
Loss from discontinued operations	—	(57)	—	—	(57)

Net income (loss)	$568	$291	$222	$(513)	$568

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$2,063	$493	$—	$2,556
Sales - copper, net	—	504	—	—	504

	—	2,567	493	—	3,060

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,076	367	(6)	1,437
Copper	—	226	—	—	226
Depreciation, depletion and amortization	—	366	100	—	466
Exploration	—	68	35	—	103
Advanced projects, research and development	—	17	30	—	47
General and administrative	—	88	3	4	95
Other	—	49	12	—	61

	—	1,890	547	(2)	2,435

Other income (expense)
Other income (expense), net	12	72	93	—	177
Interest income, foreign currency exchange and other income - intercompany	89	33	1	(123)	—
Interest expense - intercompany	(6)	—	(117)	123	—
Interest expense, net	(21)	(47)	(7)	—	(75)

	74	58	(30)	—	102

Income from continuing operations before taxes, minority interest and equity income of affiliates	74	735	(84)	2	727
Income tax (expense) benefit	(19)	(222)	50	—	(191)
Minority interest in income of subsidiaries	—	(251)	2	1	(248)
Equity income of affiliates	205	—	57	(259)	3

Income from continuing operations	260	262	25	(256)	291
Loss from discontinued operations	—	(1)	(30)	—	(31)

Net income (loss)	$260	$261	$(5)	$(256)	$260

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2006
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$792	$266	$—	$1,059
Marketable securities and other short-term investments	1	213	59	—	273
Trade receivables	—	146	4	—	150
Accounts receivable	1,761	560	703	(2,876)	148
Inventories	—	308	64	—	372
Stockpiles and ore on leach pads	—	294	42	—	336
Deferred income tax assets	—	119	21	—	140
Other current assets	—	90	25	—	115

Current assets	1,763	2,522	1,184	(2,876)	2,593
Property, plant and mine development, net	—	4,521	2,041	(15)	6,547
Investments	—	270	969	—	1,239
Investments in subsidiaries	5,990	4	4,406	(10,400)	—
Long-term stockpiles and ore on leach pads	—	744	51	—	795
Deferred income tax assets	31	623	160	—	814
Other long-term assets	1,734	1,206	93	(2,831)	202
Goodwill	—	—	2,895	—	2,895
Assets of operations held for sale	—	36	—	—	36

Total assets	$9,518	$9,926	$11,799	$(16,122)	$15,121

Liabilities
Current portion of long-term debt	$—	$154	$4	$—	$158
Accounts payable	50	2,276	800	(2,875)	251
Employee related benefits	—	133	34	—	167
Derivative instruments	—	452	1	—	453
Other current liabilities	101	348	161	(1)	609

Current liabilities	151	3,363	1,000	(2,876)	1,638
Long-term debt	597	1,081	121	—	1,799
Reclamation and remediation liabilities	—	359	124	—	483
Deferred income tax liabilities	53	231	262	25	571
Employee-related benefits	1	260	23	—	284
Other long-term liabilities	263	147	2,885	(2,984)	311
Liabilities of operations held for sale	—	3	—	—	3

Total liabilities	1,065	5,444	4,415	(5,835)	5,089

Minority interest in subsidiaries	—	1,038	340	(382)	996

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	675	—	—	—	675
Additional paid-in capital	6,100	2,220	5,191	(6,828)	6,683
Accumulated other comprehensive income (loss)	572	(39)	314	(275)	572
Retained earnings	1,106	1,263	1,478	(2,741)	1,106

Total stockholders’ equity	8,453	3,444	7,044	(9,905)	9,036

Total liabilities and stockholders’ equity	$9,518	$9,926	$11,799	$(16,122)	$15,121

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2005
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$979	$102	$—	$1,082
Marketable securities and other short-term investments	—	794	23	—	817
Trade receivables	—	93	1	—	94
Accounts receivable	1,733	263	561	(2,422)	135
Inventories	—	262	42	—	304
Stockpiles and ore on leach pads	—	215	26	—	241
Deferred stripping costs	—	67	11	—	78
Deferred income tax assets	—	139	20	—	159
Other current assets	3	72	15	—	90

Current assets	1,737	2,884	801	(2,422)	3,000
Property, plant and mine development, net	(11)	4,078	1,514	—	5,581
Investments	—	198	757	—	955
Investments in subsidiaries	5,180	111	3,979	(9,270)	—
Long-term stockpiles and ore on leach pads	—	562	37	—	599
Deferred stripping costs	—	92	8	—	100
Deferred income tax assets	12	407	96	—	515
Other long-term assets	1,646	850	188	(2,503)	181
Goodwill	—	—	2,879	—	2,879
Assets of operations held for sale	—	134	48	—	182

Total assets	$8,564	$9,316	$10,307	$(14,195)	$13,992

Liabilities
Current portion of long-term debt	$—	$194	$1	$—	$195
Accounts payable	50	2,165	437	(2,425)	227
Employee related benefits	—	151	25	—	176
Derivative instruments	—	267	3	—	270
Other current liabilities	38	296	138	(1)	471

Current liabilities	88	3,073	604	(2,426)	1,339
Long-term debt	597	1,002	124	—	1,723
Reclamation and remediation liabilities	—	330	112	—	442
Deferred income tax liabilities	52	231	138	25	446
Employee-related benefits	—	252	21	—	273
Other long-term liabilities	247	241	2,550	(2,623)	415
Liabilities of operations held for sale	—	30	21	(4)	47

Total liabilities	984	5,159	3,570	(5,028)	4,685

Minority interest in subsidiaries	—	971	326	(366)	931

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	666	—	—	—	666
Additional paid-in capital	5,782	2,220	5,180	(6,604)	6,578
Accumulated other comprehensive income (loss)	378	(78)	231	(153)	378
Retained earnings	754	1,044	939	(1,983)	754

Total stockholders’ equity	7,580	3,186	6,411	(8,801)	8,376

Total liabilities and stockholders’ equity	$8,564	$9,316	$10,307	$(14,195)	$13,992

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2006
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$568	$291	$283	$(574)	$568
Adjustments to reconcile net income to net cash provided by operating activities	(582)	670	(169)	574	493
Change in operating assets and liabilities	74	(301)	(32)	—	(259)

Net cash provided from continuing operations	60	660	82	—	802
Net cash used in discontinued operations	—	(6)	—	—	(6)

Net cash from operations	60	654	82	—	796

Investing activities:
Additions to property, plant and mine development	—	(797)	(312)	—	(1,109)
Investments in marketable debt and equity securities	—	(1,372)	(17)	—	(1,389)
Proceeds from sale of marketable debt and equity securities	4	1,928	2	—	1,934
Acquisitions	—	—	(348)	—	(348)
Proceeds from sale of assets	44	10	277	—	331
Other	—	(1)	(2)	—	(3)
Net cash (used in) provided by investing activities of continuing operations	48	(232)	(400)	—	(584)
Net cash used in investing activities of discontinued operations	—	(6)	—	—	(6)

Net cash (used in) provided by investing activities	48	(238)	(400)	—	(590)

Financing activities:
Net borrowings (repayments)	(52)	(349)	536	—	135
Early extinguishment of prepaid forward sales obligation	—	—	(48)	—	(48)
Dividends paid to common stockholders	(126)	—	(9)	—	(135)
Dividends paid to minority interests	—	(235)	—	—	(235)
Proceeds from stock issuance	66	—	—	—	66
Change in restricted cash and other	4	(15)	—	—	(11)
Net cash (used in) provided from financing activities of continuing operations	(108)	(599)	(479)	—	(228)
Net cash used in financing activities of discontinued operations	—	(7)	—	—	(7)

Net cash (used in) provided from financing activities	(108)	(606)	479	—	(235)

Effect of exchange rate changes on cash	—	3	3	—	6

Net change in cash and cash equivalents	—	(187)	164	—	(23)
Cash and cash equivalents at beginning of period	1	979	102	—	1,082

Cash and cash equivalents at end of period	$1	$792	$266	$—	$1,059

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Continued

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2005
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income	$260	$261	$(108)	$(153)	$260
Adjustments to reconcile net income to net cash provided by operating activities	(199)	569	66	153	589
Change in operating assets and liabilities	6	(108)	7	—	(95)

Net cash provided from continuing operations	67	722	(35)	—	754
Net cash from discontinued operations	—	2	5	—	7

Net cash from operations	67	724	(30)	—	761

Investing activities:
Additions to property, plant and mine development	—	(607)	(277)	—	(884)
Investments in marketable debt and equity securities	—	(2,476)	(54)	—	(2,530)
Proceeds from sale of marketable debt and equity securities	—	2,436	126		2,562
Investments in affiliates	(49)	—	—	49	—
Proceeds from sale of assets	—	4	58	—	62

Net cash (used in) provided by investing activities of continuing operations	(49)	(643)	(147)	49	(790)
Net cash (used in) provided by investing activities of discontinued operations	—	(6)	121	—	115

Net cash (used in) provided by investing activities	(49)	(649)	(26)	49	(675)

Financing activities:
Net borrowings	92	204	147	—	443
Dividends paid to common stockholders	(127)	—	(7)	—	(134)
Dividends paid to minority interests	—	(85)	—	—	(85)
Proceeds from stock issuance and other	17	—	49	(49)	17
Change in restricted cash and other	—	—	(9)	—	(9)

Net cash (used in) provided from financing activities of continuing operations	(18)	119	180	(49)	232
Net cash used in financing activities of discontinued operations	—	(1)	—	—	(1)

Net cash provided from (used in) financing activities	(18)	118	180	(49)	231

Effect of exchange rate changes on cash	—	(3)	—	—	(3)

Net change in cash and cash equivalents	—	190	124	—	314
Cash and cash equivalents at beginning of period	1	690	90	—	781

Cash and cash equivalents at end of period	$1	$880	$214	$—	$1,095

(18) COMMITMENTS AND CONTINGENCIES

General

The Company follows SFAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that a liability had been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss may be incurred.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2006 and December 31, 2005, $467 and $428, respectively, were accrued for reclamation costs relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” See Note 15.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $69 and $77 were accrued for such obligations at September 30, 2006 and December 31, 2005, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 114% greater or 38% lower than the amount accrued at September 30, 2006. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

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

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In March 2003, the EPA notified Dawn and Newmont that it had thus far expended $12 on the Remedial Investigation/Feasibility Study under CERCLA (“RI/FS”). In October 2005, the EPA issued the RI/FS on this property in which it indicated a preferred remedy estimated to cost approximately $150. Newmont and Dawn filed comments on the RI/FS with the EPA in January 2006. On October 3, 2006, the EPA issued a final Record of Decision in which it formally selected the preferred remedy identified in the RI/ES.

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

Newmont Capital, formerly known as Franco-Nevada Mining Corporation, Inc., owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital and the EPA have entered into an agreement tolling the statute of limitations until December 31, 2007 to facilitate settlement negotiations with respect to potential claims under CERCLA. Based on Newmont Capital’s limited involvement at Lava Cap, it does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action arising from this matter.

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

Nevada Operations. On November 19, 2002, Great Basin Mine Watch and the Mineral Policy Center (Appellants) filed suit in U.S. District Court in Nevada against the Department of the Interior and the Bureau of Land Management (BLM), challenging and seeking to enjoin the BLM’s July 2002 Record of Decision approving the Company’s amended Plan of Operations covering the Gold Quarry South Layback Project, and the BLM’s September 2002 Record of Decision approving a new Plan of Operations for the Leeville Mine. Appellants sought a declaration that the BLM’s decisions were unlawful and an injunction prohibiting Newmont’s approved activities. Newmont intervened in this action on behalf of the government defendants and filed an answer denying all of Appellants’ claims. In March 2004, the Court granted summary judgment in favor of the government and Newmont on all claims, thus ending the U.S. District Court proceedings. In June 2004, Appellants appealed the U.S. District Court’s decision to the U.S. Ninth Circuit Court of Appeals. On August 1, 2006, the Ninth Circuit affirmed the U.S. District Court’s decision in all respects except one, remanding the case to the District Court to address the need for additional cumulative impact studies relating to air emissions and hazardous waste disposal.

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

PT Newmont Minahasa Raya (“PTNMR”)-80% Newmont Owned

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the prosecutor called its first witnesses in October 2005. The trial is continuing and is expected to conclude in early 2007.

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

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in two of the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. The Superior Court of Cajamarca has granted resolutions upholding the validity of certain challenged settlement agreements. In September 2006, the Peruvian Supreme Court issued contradictory opinions on this issue, but additional decisions may be forthcoming which will clarify the validity and impact of settlement agreements reached prior to commencement of the litigation. In 2005, Yanacocha entered into settlement agreements with approximately 350 additional plaintiffs; because these agreements were signed after the commencement of the litigation, they are subject to further challenge.

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

Yanacocha has carefully evaluated the social issues and dynamics of the communities in and around the area of Conga. Yanacocha has engaged in extensive community and external affairs efforts at this early stage of the Conga project. It is Yanacocha’s current assessment that a significant percentage of the population in the communities immediately surrounding the Conga area support the project. Yanacocha will continue to engage actively with these communities during the process of permitting the project, and will expand its outreach efforts to communities in the surrounding region. It will continually monitor and evaluate conditions in the area and any resulting impact on Yanacocha’s ability to successfully permit and develop the Conga deposit.

Newmont Australia Limited (“Normandy”)-100% Newmont Owned

In February 1999, Normandy Mining Limited (now known as Newmont Australia Limited) sold certain subsidiary companies in a transaction that resulted in net cash proceeds of A$663. The sale did not give rise to any tax liability to Normandy because of the tax basis that Normandy had in the shares of the subsidiaries and the capital losses available to offset the net gain realized on the sale. This transaction is currently the subject of a review by the Australian Taxation Office (“ATO”). During this review, the ATO has raised additional issues regarding the deductibility of certain intercompany losses. The ATO has sought documents from Newmont Australia Limited regarding these transactions. In August 2006, the ATO issued two position papers with respect to its current view of certain proposed tax adjustments related to several of Newmont Australia Limited’s wholly-owned Australian subsidiaries. The Company continues to believe that Normandy’s tax treatment of these issues was in accordance with the provisions of the relevant tax laws and intends to vigorously defend its position. Newmont Australia Limited cannot reasonably predict what future action the ATO may take in relation to these matters.

Newmont Mining Corporation

On June 8, 2005, UFCW Local 880 – Retail Food Employers Joint Pension Fund filed a putative class action in the federal district court in Colorado purportedly on behalf of purchasers of Newmont Mining Corporation (“Newmont”) publicly traded securities between July 28, 2004 and April 26, 2005. The action named Newmont, Wayne W. Murdy, Pierre Lassonde and Bruce D. Hansen as defendants. Substantially similar purported class actions were filed in the same court on June 15, 2005 by John S. Chapman and on June 20, 2005 by Zoe Myerson. In November 2005, the court consolidated these cases and, in March 2006, appointed a lead plaintiff. In April 2006, lead plaintiff filed a consolidated amended complaint naming David Francisco, Russell Ball, Thomas Enos and Robert Gallagher as additional defendants. It alleged, among other things, that Newmont and the individual defendants violated certain antifraud provisions of the federal securities laws by failing to disclose alleged operating deficiencies and sought unspecified monetary damages and other relief. On October 20, 2006, lead plaintiff, on behalf of a settlement class consisting of all purchasers of Newmont securities from November 1, 2003, through and including March 23, 2006 (except defendants and certain related persons), entered into a Stipulation of Settlement with defendants. If approved by the Court, the Settlement (a) would release all claims asserted, or that could have been asserted in the action; (b) would provide for a payment by Newmont of $15 million to be distributed to class members pursuant to a plan of allocation developed by lead plaintiff; and (c) would provide that all defendants deny any wrongdoing or liability with respect to the settled matters.

On June 14, 2005, June 30, 2005 and July 1, 2005, purported derivative actions were filed, on behalf of Newmont, by Doris Staehr, Frank J. Donio and Jack G. Blaz, respectively, in the federal district court in Colorado against certain of Newmont’s current and former directors and officers. Each action alleged that certain defendants breached their fiduciary duties by engaging in insider trading and misappropriation of information, and that all defendants breached their fiduciary duties and engaged in conduct that constituted abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with, among other things, failing to disclose alleged operating deficiencies and failing to prevent alleged violations of environmental laws in Indonesia. The plaintiffs seek, on behalf of Newmont, among other remedies, all damages sustained by the Company as a result of the allegedly improper conduct. In November 2005, the court consolidated these cases and in December 2005 the court appointed a lead plaintiff. On April 10, 2006, lead plaintiff filed a consolidated amended complaint. This action has been administratively closed without prejudice to any party filing a motion to reopen prior to June 19, 2007. The defendants deny the claims made and, should the case be re-opened, intend to vigorously defend against them. The Company cannot reasonably predict the final outcome of these cases.

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

Zarafshan-Newmont Joint Venture - 50% Newmont Owned

In June 2006, an economic court in Uzbekistan ruled in favor of tax authorities and against the Zarafshan-Newmont Joint Venture (“ZNJV”), which is 50 percent owned by the Company, on two claims to collect approximately $48 in taxes other than income taxes. The tax authorities argued that Decree 151, which protected ZNJV from changes in tax laws and provided other financial and operational benefits, became ineffective and that the taxes and penalties claimed are owed for the period 2002-2005. Decree 151 had been granted by the Republic of Uzbekistan in 1992 as an incentive for the Company’s investment in ZNJV. The benefits it provided, including the stability of the tax and legal regime in effect at that time, were guaranteed to remain in effect for so long as ZNJV had ongoing operations.

On July 26, 2006, the Republic of Uzbekistan caused the seizure of gold, silver and unfinished product belonging to ZNJV. On August 14, 2006, the Company received notice that the economic court had accepted the petition of an agency of the Republic of Uzbekistan to institute a bankruptcy proceeding against ZNJV. Neither ZNJV nor the Company received advance notice that the petition was filed or that a hearing would be held. The court ordered “supervisory measures” restricting normal operations, including the export of gold or repayment of loans without the approval of a court-appointed temporary administrator, who has been overseeing all operations of ZNJV.

At a September 19, 2006 meeting of the ZNJV creditor’s committee, which was principally composed of government representatives, the committee voted to liquidate ZNJV. On September 29, 2006, the economic court concluded that ZNJV was insolvent and ordered ZNJV to be liquidated by December 29, 2006. At this hearing, representatives of ZNJV and the Company were denied an opportunity to present the case against liquidation. The remaining assets of ZNJV will soon be liquidated to pay the tax liabilities that have been imposed on ZNJV by the Republic of Uzbekistan, resulting in the effective transfer to the Republic of Uzbekistan of the Company’s interest in ZNJV. Despite the Company’s demands for compensation for the losses it has suffered, the Republic of Uzbekistan has refused to provide such compensation. On October 31, 2006, the Company filed demands for arbitration against the Republic of Uzbekistan in two separate international venues on the basis that the Republic of Uzbekistan repudiated its obligations to the Company under Decree 151, Uzbek and international law, and various agreements.

As of September 30, 2006, the Company has written off the book value of its ownership interest in ZNJV. The ultimate outcome of this matter cannot be determined at this time.

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. At September 30, 2006 and December 31, 2005, the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $230 and $220, respectively, classified in Other long-term liabilities. This amount represents what the Company believes will be the probable outcome of such disputes for all tax years for which additional income taxes can be assessed. Also, see Note 2, Recent Accounting Pronouncements, for a complete description of recent tax accounting pronouncements.

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $nil for 2006, $9 for 2007, $3 for 2008 and $27 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2006 and December 31, 2005, there were $442 and $386, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

A company owned by an Indonesian national currently owns a 20% interest in Batu Hijau, which requires the Newmont/Sumitomo partnership to offer a 3% interest for sale in 2006. An offer to sell a 3% interest was made to the government of Indonesia earlier this year. While the central government declined to participate, a local government in the area in which the mine is located has indicated that it wishes to participate. The Newmont/Sumitomo partnership continues discussions to meet its divestiture obligations.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

(19) SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the nine months ended September 30, 2006 was 11.2. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, minority interest, equity income (loss) of affiliates and cumulative effect of changes in accounting principles, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

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

Selected Financial and Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$1,102	$1,145	$3,527	$3,060
Income from continuing operations	$264	$125	$625	$291
Net income	$198	$126	$568	$260
Net income per common share, basic
Income from continuing operations	$0.59	$0.28	$1.39	$0.65
Net income	$0.44	$0.28	$1.26	$0.58
Consolidated gold ounces sold (thousands)	1,698	2,122	5,350	6,022
Consolidated copper pounds sold (millions)	90	190	288	444
Average price received(1)
Gold (per ounce)	$615	$435	$591	$427
Copper (per pound)	$1.50	$1.49	$1.97	$1.39
Costs applicable to sales (2)
Gold (per ounce)	$318	$236	$297	$239
Copper (per pound)	$0.73	$0.45	$0.75	$0.51

(1)	Before treatment and refining charges but after hedge losses.
(2)	Excludes depreciation, depletion and amortization.

Consolidated Financial Results

Newmont’s income from continuing operations for the three and nine month periods ended September 30, 2006 was $264, or $0.59 per share and $625, or $1.39 per share, respectively. Results for the three and nine month periods ended September 30, 2006 compared to 2005 were favorably impacted by higher realized gold and copper prices and the sale of the Martabe and Alberta oil sands projects, partially offset by higher diesel, labor and commodity costs, fewer gold ounces and copper pounds sold, early settlement of the prepaid forward sales obligation and the loss on early retirement of debt.

Gold sales, net for the three months ended September 30, 2006 increased $95, or 10%, compared to the corresponding period in 2005 as higher realized prices more than offset lower ounces sold. Gold sales, net for the nine months ended September 30, 2006 increased $539, or 21%, compared to the corresponding period in 2005 as higher realized prices more than offset lower ounces sold. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consolidated gold sales:
Gross	$1,015	$921	$3,113	$2,570
Less: Treatment and refining charges	(6)	(7)	(18)	(14)

Net	$1,009	$914	$3,095	$2,556

Consolidated gold ounces sold (thousands):
Gross	1,698	2,122	5,350	6,022
Less: Incremental start-up sales	(46)	—	(83)	—

Net	1,652	2,122	5,267	6,022

Average price realized per ounce:
Before treatment and refining charges	$615	$435	$591	$427
After treatment and refining charges	$611	$431	$588	$425

The change in consolidated gold sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006 vs. 2005	2006 vs. 2005
Change in consolidated ounces sold	$(240)	$(360)
Change in average realized gold price	334	903
Change in treatment and refining charges	1	(4)

	$95	$539

Copper sales, net for the three months ended September 30, 2006 decreased $138, or 60%, compared to the corresponding period in 2005 primarily due to lower sales volumes. Copper sales, net for the nine months ended September 30, 2006 decreased $72, or 14%, compared to the corresponding period in 2005 as lower sales volumes and higher treatment and refining charges were partially offset by higher realized prices. In addition, for the three and nine month periods of 2006, a loss of $2 and $57, respectively, was included in Other income, net for the ineffective portion of copper hedges. For a complete discussion regarding variations in gold and copper volumes, see Results of Consolidated Operations below.

The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consolidated copper sales:
Gross before hedging	$316	$321	$858	$708
Hedging losses	(193)	(85)	(548)	(152)
Provisional pricing mark-to-market	12	46	257	61

Gross after hedging	135	282	567	617
Less: Treatment and refining charges	(42)	(51)	(135)	(113)

Net	$93	$231	$432	$504

Consolidated copper pounds sold (millions)	90	190	288	444
Average price realized per pound:
Gross before hedging	$3.50	$1.69	$2.98	$1.59
Hedging losses	(2.13)	(0.44)	(1.90)	(0.34)
Provisional pricing mark-to-market	0.13	0.24	0.89	0.14

Gross after hedging	1.50	1.49	1.97	1.39
Less: Treatment and refining charges	(0.46)	(0.27)	(0.47)	(0.25)

Net	$1.04	$1.22	$1.50	$1.14

The change in consolidated copper sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006 vs. 2005	2006 vs. 2005
Change in consolidated pounds sold	$(149)	$(217)
Change in average realized copper price	2	167
Change in treatment and refining charges	9	(22)

	$(138)	$(72)

The following is a summary of net gold and copper sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gold
Nevada, USA	$309	$256	$913	$762
Yanacocha, Peru	358	338	1,274	976
Australia/New Zealand:
Tanami, Australia	64	49	178	167
Kalgoorlie, Australia	50	40	151	130
Jundee, Australia	57	36	142	108
Pajingo, Australia	30	25	69	62
Martha, New Zealand	20	17	59	56

	221	167	599	523

Batu Hijau, Indonesia	35	126	159	232
Ahafo, Ghana	47	—	47	—
Other Operations:
Golden Giant, Canada	6	17	34	50
Kori Kollo, Bolivia	18	14	62	20
La Herradura, Mexico	13	9	37	26

	37	40	133	96

Corporate	2	(13)	(30)	(33)

	$1,009	$914	$3,095	$2,556

Copper
Batu Hijau, Indonesia	$93	$231	$432	$504

Costs applicable to sales remained constant for the three months ended September 30, 2006 compared to the corresponding period in 2005 while increasing $116, or 7% for the nine months ended September 30, 2006 compared to the corresponding period in 2005, as detailed in the table below. The increase in the three and nine month periods of 2006 is primarily due to increased diesel and other commodity prices, increased labor costs and the adoption of new accounting pronouncements for deferred stripping costs and share-based payments. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gold
Nevada, USA	$224	$212	$664	$585
Yanacocha, Peru	121	111	390	334
Australia/New Zealand:
Tanami, Australia	39	38	113	125
Kalgoorlie, Australia	39	32	122	102
Jundee, Australia	32	28	85	89
Pajingo, Australia	16	15	45	45
Martha, New Zealand	8	8	20	22

	134	121	385	383

Batu Hijau, Indonesia	16	38	58	80
Ahafo, Ghana	19	—	19	—
Other Operations:
Golden Giant, Canada	3	11	13	35
Kori Kollo, Bolivia	3	5	20	9
La Herradura, Mexico	5	4	15	11

	11	20	48	55

	$525	$502	$1,564	$1,437

Copper
Batu Hijau, Indonesia	$66	$86	$215	$226

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Increase (decrease) in Costs applicable to sales:
Gold
Nevada, USA	$(16)	$(48)
Kalgoorlie, Australia	(3)	—
Martha, New Zealand	—	1
Batu Hijau, Indonesia	4	—
La Herradura, Mexico	(1)	(2)

	$(16)	$(49)

Copper
Batu Hijau, Indonesia	$12	$(1)

See Recent Accounting Pronouncements, below.

Depreciation, depletion and amortization (“DD&A”) remained constant for the three months ended September 30, 2006 compared to the corresponding months in 2005 and decreased $22, or 5%, for the nine months ended September 30, 2006, compared to the corresponding periods in 2005 as detailed in the table below and primarily relates to lower production and inventory increases at Batu Hijau, partially offset by higher capital expenditures. Newmont expects 2006 DD&A to be between $610 and $640.

The following is a summary of Depreciation, depletion and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Nevada, USA	$37	$32	$108	$92
Yanacocha, Peru	46	50	138	148
Australia/New Zealand:
Tanami, Australia	8	8	21	25
Kalgoorlie, Australia	6	4	19	12
Jundee, Australia	7	7	18	19
Pajingo, Australia	8	7	19	19
Martha, New Zealand	3	3	9	12

Gold	32	29	86	87
Other	1	—	2	2

	33	29	88	89

Batu Hijau, Indonesia:
Gold	7	11	14	25
Copper	12	20	49	67

	19	31	63	92

Africa:
Ahafo, Ghana	6	—	6	1
Gold	6	—	6	1
Other	—	—	1	—

	6	—	7	1

Other Operations:
Golden Giant, Canada	—	3	1	8
Kori Kollo, Bolivia	2	1	6	2
La Herradura, Mexico	3	1	7	4

Gold	5	5	14	14
Other	—	—	—	2

	5	5	14	16

Other:
Exploration	—	1	2	3
Merchant Banking	5	3	14	15
Corporate and Other	2	4	10	10

	7	8	26	28

	$153	$155	$444	$466

Exploration increased $2, or 5% and $17, or 17%, for the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods in 2005. The increase was primarily a result of increased spending in North and South America and Ghana. Newmont expects 2006 Exploration expense to be between $160 and $165.

Advanced projects, research and development increased $1, or 6% and $21, or 45%, for the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods in 2005 and includes spending for the Phoenix, Akyem, Ahafo, and other projects. Newmont expects 2006 Advanced projects, research and development expenses to be between $85 and $100.

General and administrative expenses decreased $3, or 9% for the three months ended in 2006 compared to the corresponding period in 2005 and increased $8, or 8% for the nine months ended September 30, 2006, compared to the corresponding period in 2005 primarily as a result of increased labor (including stock based compensation), consulting and contract services costs. Newmont expects 2006 General and administrative expenses to be between $150 and $160.

Other expense, net increased $17, or 85% and $3, or 5%, for the three and nine months ended September 30, 2006, compared to the corresponding periods in 2005. The 2006 expense is primarily due to a negotiated Peruvian royalty and legal and other costs incurred to defend and settle pollution allegations at Minahasa in Indonesia. The expense in the comparable periods in 2005 was primarily attributable to costs incurred to stabilize a waste dump in Nevada, defend pollution allegations at Minahasa in Indonesia and to settle senior management pension obligations.

Other income, net was $317 and $66 for the three months ended September 30, 2006 and 2005, respectively, and $386 and $177 for the nine months ended September 30, 2006 and 2005, respectively, and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gain on sale of Alberta oil sands project	$266	$—	$266	$—
Royalty and dividend income	30	18	88	57
Interest income	16	17	52	41
Gain on sale of Martabe project	30	—	30	—
Income from development projects, net	5	—	14	—
Gain on sale of property, plant and equipment	4	1	12	4
Foreign currency exchange gains	2	8	11	10
Gain (loss) on sale of other assets, net	3	(1)	4	32
Gain on investments, net	—	21	4	27
Loss on early retirement of debt	(40)	—	(40)	—
(Loss) gain on ineffective portion of derivative instruments, net	(1)	1	(60)	2
Other	2	1	5	4

	$317	$66	$386	$177

During the third quarter of 2006, Merchant Banking completed the sale of the Alberta oil sands project to the Korean National Oil Corporation and the Martabe gold property in Indonesia to Agincourt Resources Limited (“Agincourt”). Newmont received net cash proceeds of $271 for the Alberta oil sands project resulting in a $266 pre-tax gain. Newmont received $42 net cash proceeds and approximately 43 million Agincourt shares valued at $37 for the Martabe project, resulting in a $30 pre-tax gain.

Royalty and dividend income increased in 2006 due to higher gold, oil and gas prices and increased distributions received from the Canadian Oil Sands Trust.

Income from development projects, net includes the gold and copper revenue net of incremental operating costs related to the start-up of the Leeville and Phoenix operations in Nevada.

On March 31, 2005, the Minera El Bermejal joint venture, 44% owned by Newmont and 56% owned by Industrias Penoles, completed the sale of its interest in the Mezcala gold deposit for cash proceeds of $70 (Newmont’s share $31). The Company recorded a $31 pre-tax gain.

On September 27, 2006, Newmont settled its remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract for which it was required to deliver 17,951 ounces of gold in December 2006 and 179,062 ounces of gold in June 2007. This settlement resulted in cash payments of $96, a $48 reduction to the current portion of long-term debt and a $40 pre-tax loss on extinguishment of debt.

(Loss) gain on ineffective portion of derivative instruments, net for the three month periods of 2006 and 2005, was a loss of $1 and a gain of $1, respectively, for the ineffective portion of copper collar and interest rate swap derivative instruments designated as cash flow hedges. The ineffective portion of derivative instruments for the nine month period of 2006 included a loss of $57 recorded for the ineffective portion of the copper collar instruments.

Interest expense, net of capitalized interest increased $5, or 22% while decreasing $5 or 7%, for the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods in 2005. Increased interest expense in 2006 due to new debt issuance at Yanacocha and the 5 7/8% notes in March 2005, was partially offset in the quarter and more than offset in the year by increased capitalized interest. Capitalized interest totaled $15 and $11 for the three month periods of 2006 and 2005, respectively, and $46 and $26 for the nine month periods of 2006 and 2005, respectively, as a result of the higher level of capital expenditures in 2006. Newmont expects 2006 Interest expense, net to be between $95 and $105.

Income tax expense during the third quarter of 2006 was $206 compared to $96 during the third quarter of 2005, and $362 for the first nine months of 2006 compared to $191 for the first nine months of 2005. The effective tax rate for the third quarter of 2006 was 40% compared to 28% during the third quarter of 2005. The increase in the third quarter rate primarily relates to the net effect of discrete events increasing the third quarter rate by 3% in 2006 compared to a decrease of 15% in 2005. The increase in tax expense in 2006 is primarily due to (i) an increase in pre-tax income for the third quarter of 2006 to $521 from $336 for the third quarter of 2005, and (ii) foreign tax credits by the Company that required a valuation allowance. The increase is offset by discrete events related to (i) a change in Australian tax law regarding the ability of the Company to change its functional currency for tax reporting purposes, and (ii) a change in the Canadian statutory tax rates. The estimated effective tax rate in 2006 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) income tax benefits associated with the change in Australian, Canadian, and Ghanaian tax law, (iii) the valuation allowance change relative to foreign tax credits, and (iv) the effect of different income tax rates in countries where earnings are indefinitely reinvested. The effective tax rate in 2005 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) additional tax benefits associated with the change in Australian tax law regarding the ability of the company to file consolidated income tax returns, and (iii) the valuation allowance release relative to the Company’s deferred tax assets for post-retirement benefit obligations. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K/A for the year ended December 31, 2005, filed October 26, 2006. Newmont expects the 2006 full year tax rate to be approximately 28% to 32% assuming an average gold price of $625 per ounce.

The Loss from discontinued operations resulted from the classification of the Golden Grove copper-zinc operation in Australia, the Holloway mine in Canada and the Zarafshan-Newmont Joint Venture in Uzbekistan as discontinued operations. The Company reclassified the income statement results from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income for all periods presented (see Note 5 to the Condensed Consolidated Financial Statements). For the three and nine months ended September 30, 2006, the Company recorded a pre-tax impairment loss of $101 for the Zarafshan-Newmont Joint Venture.

Results of Consolidated Operations

	Gold Ounces or Copper Pounds Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Gold
Nevada	568.7	597.1	$428	$356	$70	$53
Yanacocha(2) (51.35% owned)	578.3	769.5	210	144	80	65
Australia/New Zealand	355.0	377.0	376	321	90	76
Batu Hijau(2) (52.875% economic interest)	59.1	289.3	286	133	66	36
Ahafo	77.3	—	251	—	82	—
Other(2)	59.2	89.2	173	212	85	57

Total/Weighted-Average	1,697.6	2,122.1	$318	$236	$79	$59

Copper	(pounds in millions)		($ per pound)		($ per pound)
Batu Hijau(2) (52.875% economic interest)	90.3	190.0	$0.73	$0.45	$0.14	$0.11

	Gold Ounces or Copper Pounds Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(ounces in thousands)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Gold
Nevada	1,647.1	1,792.2	$425	$327	$69	$51
Yanacocha(2) (51.35% owned)	2,133.3	2,264.6	183	147	65	65
Australia/New Zealand	1,003.6	1,203.6	383	318	86	72
Batu Hijau(2) (52.875% economic interest)	266.2	539.6	219	149	52	47
Ahafo	77.3	—	251	—	82	—
Other(2)	222.4	222.3	212	245	62	60

Total/Weighted-Average	5,349.9	6,022.3	$297	$239	$69	$61

Copper	(pounds in millions)		($ per pound)		($ per pound)
Batu Hijau(2) (52.875% economic interest)	288.0	444.1	$0.75	$0.51	$0.16	$0.15

(1)	Excludes depreciation, depletion and amortization.
(2)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.

Consolidated gold ounces sold decreased 20% in the third quarter of 2006 from 2005, primarily due to decreased throughput and lower grade ores processed at Yanacocha and Batu Hijau, partially offset by the commencement of operations at Ahafo in the third quarter of 2006.

Consolidated copper pounds sold decreased 52% in the third quarter of 2006 from 2005, primarily due to a 38% decrease in ore grade at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 35% in the third quarter of 2006 from 2005, primarily due to the decrease in production, and higher commodity, labor and contracted services costs in Nevada and Australia/New Zealand. Costs applicable to sales per consolidated copper pound increased 62% in the third quarter 2006 from 2005, primarily due to the decrease in copper production at Batu Hijau. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the third quarter of 2005, $4 of mining costs were deferred and reduced Costs applicable to sales per ounce of gold by $7 and increased Costs applicable to sales per pound of copper by $0.06. Deferral of open pit waste removal costs is no longer permitted during production. See Recent Accounting Pronouncements.

Consolidated gold ounces sold decreased 11% in the first nine months of 2006 from 2005, primarily due to decreased throughput and lower grade ores processed at Yanacocha, Nevada, Australia/New Zealand and Batu Hijau, partially offset by the commencement of operations at Ahafo in the third quarter of 2006.

Consolidated copper pounds sold decreased 35% in the first nine months of 2006 from 2005, primarily due to a 27% decrease in copper ore grade and processing 11% fewer tons due to hard ore comprising a significant portion of the mill feed at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 24% in the first nine months of 2006 from 2005, primarily due to the decrease in production and higher commodity and labor costs in Nevada and Australia/New Zealand. Costs applicable to sales per consolidated copper pound increased 47% in 2006 from 2005, primarily due to the decrease in copper production at Batu Hijau. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the first nine months of 2005, $50 of mining costs were deferred and reduced Costs applicable to sales by $8 per ounce of gold. Deferral of open pit waste removal cost is no longer permitted during production. See Recent Accounting Pronouncements.

The Company expects consolidated sales of between 7.1 and 7.4 million ounces of gold in 2006 at Costs applicable to sales of between $290 to $310 per ounce and between 405 and 435 million pounds of copper at Costs applicable to sales of between $0.65 and $0.75 per pound.

Nevada Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,	568.7	597.1	$428	$356	$70	$53
Nine Months Ended September 30,	1,647.1	1,792.2	$425	$327	$69	$51

(1)	Excludes depreciation, depletion and amortization.

Nevada gold ounces sold decreased 5% in the third quarter of 2006 from 2005, due to manpower shortages and equipment availability, and delays in the start-up of Phoenix and Leeville. The decrease in mill ore grade resulted from lower production at the Midas and Deep Post underground mines and planned lower feed grade to the mills. Costs applicable to sales per ounce increased 20%, primarily due to fewer ounces sold, and increased labor, diesel, cyanide and underground contract service costs. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the third quarter of 2005, $15 of mining costs was deferred and reduced Costs applicable to sales by $25 per ounce.

Nevada gold ounces sold decreased 8% in the first nine months of 2006 from 2005, primarily a result of a 13% decrease in mill ore grade. The decrease in mill ore grade resulted from lower production at the Midas and Deep Post underground mines and planned lower feed grade to the mills. Costs applicable to sales per ounce increased 30%, primarily due to the decrease in production and increased labor, diesel, power, cyanide and underground contract service costs. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the first nine months of 2005, $48 of mining costs was deferred and reduced Costs applicable to sales by $26 per ounce. Consolidated gold sales for 2006 are expected to be between 2.4 and 2.5 million ounces at Costs applicable to sales of between $380 and $395 per ounce.

The Phoenix and Leeville projects are expected to be ready for intended use and in operation during the fourth quarter of 2006. Construction of a 200-megawatt coal-fired power plant is approximately 28% complete. Capital costs for the power plant are expected to be between $610 and $640 and completion is targeted for mid-2008. Gold production at the Lone Tree property continues to decline as the mine prepares for planned shut down at year-end.

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

Yanacocha Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,	578.3	769.5	$210	$144	$80	$65
Nine Months Ended September 30,	2,133.3	2,264.6	$183	$147	$65	$65

(1)	Consolidated gold ounces sold includes minority interests’ share (Newmont has a 51.35% economic interest).
(2)	Excludes depreciation, depletion and amortization.

In line with expectations, third quarter 2006 Yanacocha gold ounces sold decreased 25% from the 2005 third quarter due to a 36% decrease in ore placed on the leach pads and a 39% decrease in ore grade. The decrease in ore placed resulted from increased waste removal at the La Quinua and Yanacocha pits as planned. Costs applicable to sales per ounce increased 46% due to the decrease in production, a 103% increase in waste tons mined, and higher labor costs.

Nine months ended September 30, 2006 Yanacocha gold ounces sold decreased 6% over the first nine months of 2005, primarily as a result of a 17% decrease in ore placed on the leach pads, partially offset by timing of flows from the leach pads. Costs applicable to sales per ounce increased 24% due to the decrease in production, increased consumption and prices of diesel, cyanide, lime and other commodities and a higher worker’s participation share due to increased gold prices.

Consolidated gold sales for 2006 are expected to be between 2.6 and 2.7 million ounces at Costs applicable to sales of between $200 and $210 per ounce. Consolidated gold sales for 2007 through 2010 are expected to average between 1.6 and 1.8 million ounces with Costs applicable to sales anticipated to experience cost pressures above the prior estimate of $255 per ounce. Gold sales and costs will be determined by, among other factors, higher labor and commodity costs, further mine plan optimization efforts, the discovery and development of additional oxide deposits, the construction of the gold mill, currently assumed to commence production in 2008.

During 2004, Peru enacted legislation to establish a sliding scale mining royalty of up to 3% based on the volume of mine production. The royalty is calculated on revenue from sales of product less certain refining and transportation expenses. While the Peruvian royalty became effective during the second quarter of 2004, it did not apply to those projects that had tax stabilization agreements prior to the adoption of the royalty law. Virtually all of Yanacocha’s current production is derived from projects that were stabilized prior to the enactment of the royalty legislation; however, future projects not covered by the tax stabilization agreements will be burdened by this royalty. In addition, the recent presidential and congressional elections and the regional election scheduled for November 2006 may result in changes to the government’s positions on regulations and policies that could impact Yanacocha’s operations. Although the new administration has affirmed its intention to uphold these tax stabilization agreements, it is possible that the Congress will attempt to set aside these agreements and impose the mining royalty on projects covered by such agreements or that additional payments may be required to address the perception that proceeds from mining activities should be more equitably shared.

During the third quarter of 2006, Yanacocha recorded a $19 charge to Other expense related to an agreement with the Peruvian government to provide for a negotiated royalty payment during the current high metals prices for community improvements. The negotiated royalty is based on 3.75% of Yanacocha’s net income beginning January 1, 2006 for a period of up to five years.

There is a collective bargaining agreement in place at Yanacocha through February 2007. A minority of the union membership staged a three-day strike in April 2006. The strike had no material impact on operations. There can be no assurance that on-going or future disputes will be resolved without disruption to operations.

In August 2006, Yanacocha resumed all mining and construction activities after a week-long delay due to a blockade that restricted access to the Yanacocha mine. The Company signed agreements with the Peruvian government and duly appointed representatives of the protesting community members on August 30, 2006 to peacefully end the blockade. Yanacocha will participate in a high-level government commission to continue to address the concerns of those community members.

Australia/New Zealand Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Tanami	103.0	111.9	$379	$344	$75	$66
Kalgoorlie (50% owned)	80.4	90.7	481	361	74	43
Jundee	89.7	82.8	349	333	76	85
Pajingo	49.7	54.3	318	272	170	126
Martha	32.2	37.3	273	197	102	91

Total/Weighted-Average	355.0	377.0	$376	$321	$90	$76

Nine Months Ended September 30,
Tanami	301.6	385.5	$374	$324	$71	$64
Kalgoorlie (50% owned)	256.1	300.2	476	341	73	40
Jundee	229.3	248.9	368	357	77	78
Pajingo	117.0	141.1	387	316	163	131
Martha	99.6	127.9	198	169	92	97

Total/Weighted-Average	1,003.6	1,203.6	$383	$318	$86	$72

(1)	Excludes depreciation, depletion and amortization.

Australia/New Zealand operations sold 6% fewer ounces of gold in the third quarter of 2006 compared to 2005, primarily due to lower production resulting from lower mill throughput at Tanami, Kalgoorlie, Pajingo and Martha partially offset by processing higher ore grades at Tanami, Jundee and Martha. Costs applicable to sales per ounce for the third quarter increased in 2006 from 2005 by 17%, primarily due to the decrease in production, increased royalties due to the higher gold price, and increased input costs, particularly diesel and labor. Foreign exchange movements did not impact costs applicable to sales in the third quarter of 2006 from 2005. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the third quarter of 2005, $3 of mining costs was deferred and reduced Costs applicable to sales by $7 per ounce.

Australia/New Zealand operations sold 17% fewer ounces of gold in the first nine months of 2006 compared to 2005, primarily due to lower grades at Kalgoorlie, Jundee and Martha combined with lower throughput at Tanami, Kalgoorlie, Jundee, Pajingo and Martha. Costs applicable to sales per ounce for the first nine months increased in 2006 from 2005 by 20%, primarily due to the decrease in production, increased royalties due to the higher gold price, and increased input costs, particularly diesel and labor, partially offset by a devaluation of the Australian and New Zealand dollars compared to the U.S. dollar. The favorable foreign exchange movements decreased Australia/New Zealand Costs applicable to sales in the first nine months of 2006 from 2005 by approximately $10 per ounce. Consolidated gold sales for 2006 are expected to be between 1.35 and 1.4 million ounces at Costs applicable to sales of between $380 and $395 per ounce.

Tanami, Australia. Gold ounces sold decreased 8% in the third quarter of 2006 from 2005, primarily due to a 24% decline in mill throughput resulting from the completion of processing Groundrush stockpiles in 2005, partially offset by higher ore grade. Costs applicable to sales per ounce increased 10%, primarily due to lower gold production and increased royalties due to the higher gold price.

Gold ounces sold decreased 22% in the first nine months of 2006 from 2005, primarily due to a 29% decline in mill throughput resulting from the completion of processing Groundrush stockpiles in 2005, partially offset by higher ore grade. Costs applicable to sales per ounce increased 15%, primarily due to lower gold production and increased royalties due to the higher gold price.

Kalgoorlie, Australia. Gold ounces sold decreased 11% in the third quarter of 2006 from 2005, primarily due to an 11% decrease in tons milled due to more abrasive and harder ore. Costs applicable to sales per ounce increased 33%, primarily due to lower gold production and increased diesel and maintenance costs. In the third quarter of 2005, $3 of mining costs was deferred and reduced Costs applicable to sales by $36 per ounce.

Gold ounces sold decreased 15% in the first nine months of 2006 from 2005, primarily due to a 13% decrease in tons milled and a 9% decrease in ore grade milled. Mill throughput in 2006 was limited due to more abrasive and harder ore. Costs applicable to sales per ounce increased 40%, primarily due to lower gold production, and increased maintenance, diesel, and consumables.

Jundee, Australia. Gold ounces sold increased 8% in the third quarter of 2006 from 2005, primarily due to a 7% increase in ore grade processed. Costs applicable to sales per ounce increased 5%, primarily attributable higher open pit mining costs.

Gold ounces sold decreased 8% in the first nine months of 2006 from 2005, due to a 4% decrease in tons milled and a 4% decrease in mill ore grade. The decrease in tons milled was attributable to severe weather conditions, flooding and an extended mill shutdown in the first half of the year. Costs applicable to sales per ounce increased 3%, primarily attributable to lower gold production and higher maintenance costs, partially offset by reduced mining activity.

Pajingo, Australia. Gold ounces sold decreased 8% in the third quarter of 2006 from 2005, due to a 9% decrease in tons milled. The decrease in tons milled was attributable to ground control issues in Vera South Deeps and slower than planned access at Jandam. Costs applicable to sales per ounce increased 17%, primarily due to lower production.

Gold ounces sold decreased 17% in the first nine months of 2006 from 2005, primarily due to a 19% decrease in tons milled. The decrease in tons milled was attributable to ground control issues in Vera South Deeps and slower than planned access at Jandam. Costs applicable to sales per ounce increased 22% primarily due to lower production.

Martha, New Zealand. Gold ounces sold decreased 14% in the third quarter of 2006 from 2005, primarily due to a 26% decline in mill throughput due to reduced open pit mining activity, partially offset by underground mining at Favona. Costs applicable to sales per ounce increased 39% due to the decrease in gold production and higher cost underground mining.

Gold ounces sold decreased 22% in the first nine months of 2006 from 2005, primarily due to a 13% decrease in mill ore grade and a 12% decrease in mill throughput due to reduced open pit mining activity, partially offset by the commencement of underground mining at Favona. Costs applicable to sales per ounce increased 17% due to the decrease in gold production.

Batu Hijau Operation

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Three months ended September 30,	59.1	289.3	$286	$133	$66	$36
Nine months ended September 30,	266.2	539.6	$219	$149	$52	$47

	Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	(pounds in millions)		($ per pound)		($ per pound)
Copper
Three months ended September 30,	90.3	190.0	$0.73	$0.45	$0.14	$0.11
Nine months ended September 30,	288.0	444.1	$0.75	$0.51	$0.16	$0.15

(1)	Consolidated gold ounces or copper pounds sold includes minority interests’ share (Newmont has a 52.875% economic interest).
(2)	Excludes depreciation, depletion and amortization.

Batu Hijau revised its mine plan to address previously disclosed geotechnical instability of the operation’s east pit wall and harder than modeled ore. Production continues to be impacted by lower grades due to mining at the top of Phases 4 and 5 in 2006 compared to mining at the bottom of Phase 3 in 2005, as well as lower mill throughput due to processing harder ore. Total tons mined were 54% higher in the third quarter of 2006 from 2005 primarily due to the addition of 26 haul trucks and one additional shovel, shorter hauling distance and increased shovel productivity. Copper and gold sales decreased 52% and 80% in the third quarter of 2006 from 2005, respectively, primarily as a result of lower copper (38%) and gold (73%) ore grades, and lower mill throughput (18%). Costs applicable to sales increased 62% per pound of copper and 115% per ounce of gold due to lower production, the expansion of the mining fleet and increased diesel, tire, labor and process maintenance costs. Costs applicable to sales increased 62% per pound of copper and 115% per ounce of gold due to the decrease in copper and gold production, the expansion of the mining fleet and increased diesel, tire, labor and process maintenance costs. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In the third quarter of 2005, $15 of stripping costs was amortized, increasing Costs applicable to sales by $0.06 per pound of copper and $13 per ounce of gold.

Copper and gold sales decreased 35% and 51% in the first nine months of 2006 from 2005, respectively, primarily as a result of lower copper (27%) and gold (46%) ore grades, and lower mill throughput (11%). Costs applicable to sales increased 47% per pound of copper and per ounce of gold due to the decrease in copper and gold production, the expansion of the mining fleet and increased diesel, tire, labor and process maintenance costs. The accounting for open pit waste removal costs did not significantly impact Costs applicable to sales in the first nine months of 2005.

Consolidated sales for 2006 are expected to total between 405 and 435 million pounds of copper at Costs applicable to sales of between $0.70 and $0.75 per pound and between 350,000 and 380,000 ounces of gold at Costs applicable to sales of between $200 and $225 per ounce. Sales are expected to remain at approximately these levels through 2009, primarily as a result of mine-resequencing and the harder ores. The Company is currently evaluating additional grinding capacity to increase throughput at the mine.

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

A company owned by an Indonesian national currently owns a 20% interest in Batu Hijau, and therefore the Newmont/Sumitomo partnership is required to offer a 3% interest for sale in 2006. An offer to sell a 3% interest was made to the government of Indonesia earlier this year. While the central government declined to participate, a local government in the area in which the mine is located has indicated that it wishes to participate. The Newmont/Sumitomo partnership continues discussions to meet its divestiture obligations.

Ahafo Operation

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,	77.3	—	$251	$—	$82	$—
Nine Months Ended September 30,	77.3	—	$251	$—	$82	$—

(1)	Excludes depreciation, depletion and amortization.

The Ahafo mine commenced production in August 2006 with gold sales of 77,300 ounces in the third quarter. Gold production is currently being impacted by nation-wide power rationing due to low water levels at Lake Volta serving Ghana’s Akosombo hydroelectric facilities, which limited mill availability and throughput. Costs applicable to sales of $251 per ounce for the third quarter benefited from the capitalization of pre-production costs and are expected to be higher in 2007 as a result. In addition, 2007 costs are expected to be negatively impacted by increased power costs. The Company is installing additional diesel generating capacity at Ahafo and, along with other mining industry members, is exploring longer-term, lower-cost solutions to the current power shortages.

Consolidated gold sales for 2006 are expected to be between 160,000 and 195,000 ounces at Costs applicable to sales of between $260 and $290 per ounce.

Other Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2006	2005	2006	2005	2006	2005
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Golden Giant	9.2	38.3	$300	$284	$—	$74
Kori Kollo(2) (88% owned)	28.9	30.3	86	149	78	33
La Herradura (44% owned)	21.1	20.6	237	170	131	61

Total/Weighted-Average	59.2	89.2	$173	$212	$85	$57

Nine Months Ended September 30,
Golden Giant	57.6	116.0	$219	$304	$10	$72
Kori Kollo(2) (88% owned)	103.5	45.1	188	191	63	32
La Herradura (44% owned)	61.3	61.2	246	172	109	57

Total/Weighted-Average	222.4	222.3	$212	$245	$62	$60

(1)	Excludes depreciation, depletion and amortization.
(2)	Consolidated gold ounces sold includes minority interests’ share.

Golden Giant, Canada. Mining operations at Golden Giant were completed in December 2005. Remnant mining and milling production in the third quarter and first nine months of 2006 was higher than expected due to additional in-circuit inventory recovery. Remnant production is expected to be complete in the fourth quarter of 2006.

Kori Kollo, Bolivia. Gold ounces sold decreased 5% in the third quarter of 2006 from 2005 and increased 129% in the first nine months of 2006 as compared to 2005, resulting from the placement of additional material from the Kori Kollo pit on the existing leach pad and ore from the Kori Chaca pit on a new leach pad beginning in the third quarter of 2005. Production in the first half of 2005 was entirely from residual leaching of an existing leach pad. Costs applicable to sales per ounce decreased by 42% in the third quarter of 2006 from 2005 primarily as a result of lower production taxes and decreased 2% in the first nine months of 2006 from 2005, as a result of the increased production. Consolidated gold sales for 2006 are expected to be between 105,000 and 115,000 ounces at Costs applicable to sales of between $210 and $230 per ounce.

La Herradura, Mexico. Gold ounces sold increased 2% in the third quarter of 2006 from 2005, primarily as a result the timing of flows from the leach pad. Costs applicable to sales per ounce increased by 39%, primarily due to higher waste removal, and increased labor, diesel and other commodity costs. In the third quarter of 2005, $1 of waste removal costs was deferred under prior accounting rules and reduced Costs applicable to sales by $51 per ounce.

Gold ounces sold remained constant in the first nine months of 2006 from 2005. Costs applicable to sales per ounce increased by 43%, primarily due to expensing all open pit waste removal costs, an increase in waste tons mined and increased labor, diesel and other commodity prices. In the first nine months of 2005, $2 of waste removal costs were deferred under prior accounting rules and reduced Costs applicable to sales by $28 per ounce. Consolidated gold sales for 2006 are expected to be between 80,000 and 90,000 ounces at Costs applicable to sales of between $235 and $245 per ounce.

Merchant Banking

During the first nine months of 2006, Merchant Banking completed the acquisition of an additional 22.22% interest in the Boddington project and the remaining 15% interest in Akyem, bringing the Company’s ownership to 66.67% and 100%, respectively, and the acquisition of a 40% interest in Shore Gold Inc.’s Fort a la Corne Joint Venture in Saskatchewan, Canada. In addition, Merchant Banking closed a private placement and ore purchase agreement with Queenstake Resources Ltd. for approximately $10, purchased additional shares of Gabriel Resources for approximately $17 and reinvested dividends from Canadian Oil Sands Trust of $17.

During the third quarter of 2006, Merchant Banking completed the sale of the Alberta oil sands project and the Martabe gold project in Indonesia, as discussed above under Other income, net. Newmont received net cash proceeds of $271 for the oil sands project resulting in a $266 pre-tax gain. Newmont received net cash proceeds of $42 and approximately 43 million Agincourt shares valued at $37 for the Martabe project, resulting in a $30 pre-tax gain.

Merchant Banking managed investments that earned $30 and $18 of Royalty and dividend income for the third quarter of 2006 and 2005, respectively, and $88 and $57 for the first nine months of 2006 and 2005, respectively.

Foreign Currency Exchange Rates

The Company’s foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 41% and 34%, of Newmont’s Costs applicable to sales were paid in local currencies during the third quarter of 2006 and 2005, respectively. Approximately 37% and 35% of Newmont’s Costs applicable to sales were paid in local currencies during the first nine months of 2006 and 2005, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations increased Costs applicable to sales per ounce by approximately $1 during the third quarter and decreased Costs applicable to sales per ounce by approximately $2 during the first nine months of 2006, as compared to the corresponding periods in 2005. Costs applicable to sales per pound of copper increased by approximately $0.06 and $0.02 for the third quarter and first nine months of 2006, respectively, as compared to the corresponding periods in 2005 as a result of changes in local currency exchange rates.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations increased 6% for the first nine months of 2006 compared to 2005. Cash flow from operations during 2006 was positively impacted by higher realized gold and copper prices, partially offset by fewer gold ounces and copper pounds sold. Also impacting cash flows from operations during 2006 were higher operating costs, as discussed above in Results of Consolidated Operations, a $51 increase in accounts receivable primarily due to trade receivables at Batu Hijau and a $323 increase in inventories, stockpiles and ore on leach pads. Inventories, stockpiles and ore on leach pads increased due to new operations at Ahafo, Phoenix, and Leeville, increased mining costs, mining rates exceeding processing rates and increased open pit waste removal. Net cash provided from continuing operations was also impacted by the physical delivery of 161,111 ounces of gold under the prepaid forward sales obligation which resulted in the recognition of $48 of non-cash revenue in June of 2006. Additionally, net cash provided by continuing operations was impacted by the early settlement of the remaining prepaid forward sales obligation, which resulted in a $40 premium on early retirement and the payment of $8 in accrued interest.

Investing Activities

Net cash used in investing activities was $590 during the first nine months of 2006 compared to $675 during the same period of 2005.

Additions to property, plant and mine development were:

	Nine Months Ended September 30,
	2006	2005
Nevada, USA	$501	$324
Yanacocha, Peru	174	169
Australia/New Zealand:
Tanami, Australia	21	12
Kalgoorlie, Australia	11	10
Jundee, Australia	16	19
Pajingo, Australia	7	8
Martha, New Zealand	17	8
Boddington, Australia	41	4
Other, Australia	2	11

	115	72

Batu Hijau, Indonesia	97	52
Africa:
Ahafo, Ghana	155	195
Akyem, Ghana	45	11

	200	206

Other Operations:
Kori Kollo, Bolivia	1	20
La Herradura, Mexico	7	2

	8	22

Merchant Banking	5	3
Corporate and Other	9	36

	$1,109	$884

Capital expenditures in Nevada during the first nine months of 2006 and 2005 related to activities for the development of the Leeville, Phoenix, and Power Plant projects, and mine equipment replacement. Yanacocha capital expenditures were for continuing leach pad construction, mine development, the gold mill and mine equipment. Australia/New Zealand capital expenditures resulted predominantly from mine development and mobile fleet replacement combined with the commencement of the Boddington project. Expenditures at Batu Hijau primarily included the purchase of additional surface mining equipment. Capital expenditures at Ahafo resulted from construction and development during both periods. Newmont expects to spend approximately $1,500 to $1,700 on capital expenditures in 2006.

Marketable debt securities. The Company had net proceeds of $588 and net investments of $40 from auction rate marketable debt securities during the first nine months of 2006 and 2005, respectively. The Company accounts for these investments as short-term available-for-sale marketable debt securities.

Marketable equity securities. During the first nine months of 2006, the Company purchased marketable equity securities and warrants of Queenstake Resources for $10 and marketable equity securities of Gabriel Resources for $17. Newmont also reinvested dividends from Canadian Oil Sands Trust for $17. During the first nine months of 2005, the Company purchased marketable equity securities of Shore Gold Inc. for $42.

Acquisition of minority interests. In January 2006, Newmont acquired the remaining 15% interest in the Akyem project in Ghana, bringing its interest to 100%. In September 2006, the Company deferred further development of the Akyem project pending completion of permitting and resolution of country-wide power shortages.

In March 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington project, bringing its interest in the project to 66.67%, for consideration of $164 plus stamp duty of $9 paid in the third quarter. Development of the Boddington project in Western Australia with AngloGold Ashanti Limited was also announced in the first quarter 2006. Construction of the Boddington project is expected to cost Newmont approximately $900 to $1,000, with initial production expected in late 2008 or early

2009. The project has a current estimated mine life of more than 15 years, with Newmont’s share of annual production expected to be approximately 700,000 ounces for the first five years and average approximately 600,000 ounces over the life of the project.

Acquisition of joint venture. On September 27, 2006, Newmont acquired a 40% interest in Shore Gold Inc.’s Fort a la Corne Joint Venture in Saskatchewan, Canada for $152. The Company believes that this investment represents an opportunity to participate directly in a significant, district-scale diamond development project.

Sale of project interests. On August 16, 2006, Newmont sold its Alberta oil sands project for net cash proceeds of $271. On August 31, 2006, Newmont sold its Martabe project for net cash proceeds of $42 and approximately 43 million shares valued at $37.

Financing Activities

Net cash (used in) provided from financing activities was $(235) and $231 during the first nine months of 2006 and 2005, respectively.

During the first nine months of 2006, the Company made scheduled debt repayments of $63, including $19 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, and $43 related to the Batu Hijau project financing facility.

Scheduled minimum long-term debt cash repayments as of September 30, 2006 are $83 for the remainder of 2006, $122 in 2007, $243 in 2008, $125 in 2009, $133 in 2010 and $1,251 thereafter. Newmont expects to be able to fund maturities of its debt from cash provided by operating activities or existing cash on hand. Approximately $523 of the total scheduled minimum long-term debt repayments as of September 30, 2006 relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. Approximately $87 of this facility is classified as a current liability. Additionally, PT Newmont Nusa Tenggara shareholder loans of $39 as of September 30, 2006 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Newmont. This amount is also classified as a current liability. During June 2006, 161,111 ounces of gold were delivered in connection with the Prepaid forward sales obligation, resulting in a non-cash reduction of debt of $48.

On September 27, 2006, Newmont settled its remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract for which it was required to deliver 17,951 ounces of gold in December 2006 and 179,062 ounces of gold in June 2007. This settlement resulted in cash payments of approximately $96 and a $48 reduction to the current portion of long-term debt.

On July 27, 2006, Yanacocha issued $100 of bonds in the Peruvian capital markets under a $200 bond program approved by the Peruvian securities regulatory authority. The bonds are held by various Peruvian entities, including pension funds, mutual funds, government funds and insurance companies. The issuance is comprised of $42 of floating interest rate bonds bearing interest at a rate of Libor plus 1.4375%; and $58 of fixed rate bonds bearing interest at 7.0%. The bonds have a four year grace period and amortize quarterly over six years. The bonds are unsecured and are non-recourse to Newmont. Funds generated from the issuance will be used by Yanacocha primarily for capital expenditures.

On June 30, 2006, Newmont Ghana Gold Limited (“NGGL”), a wholly-owned subsidiary, entered into a $125 project financing with the International Finance Corporation (“IFC”). The financing is comprised of a $75 A-loan funded by the IFC; and a $50 B-loan funded by a syndicate of commercial lenders. The financing contains certain Conditions of Disbursement that must be completed prior to funds being made available. NGGL anticipates drawing down on the financing before year-end 2006. Amounts borrowed under the financing would be secured by the assets of the project and would be guaranteed by Newmont pending the successful completion of requirements associated with the Project Financial Completion Certificate (“Project Financial Completion”). The loans would require semi-annual payments beginning in April 2007. The A-loan has a final maturity of October 2018 and borrowings would be subject to an interest rate of Libor plus 1.125% pre-completion, and Libor plus 2.00% following Project Financial Completion. The B-loan has a final maturity of October 2017 and borrowings would be subject to an interest rate of Libor plus 0.80% pre-completion, and Libor plus 1.40% post-completion for the first 4-years. The interest rate on the B-loan then increases to Libor plus 1.70% (years 5-7); Libor plus 1.90% (years 8-9) and Libor plus 2.00% (thereafter).

On May 19, 2006, Yanacocha entered into an unsecured $100 bank financing with a syndicate of Peruvian commercial banks, comprised of Banco de Credito del Peru, Banco Continental and Banco Wiese Sudameris. Quarterly repayments begin May 2007 with final maturity May 2014. Borrowings under the facility bear interest at a rate of Libor plus 1.875%. The loan is non-recourse to Newmont.

In March 2005, net proceeds of $582 were received from the issuance of 30-year 5 7/8% Notes.

As of September 30, 2006, the Company was in compliance with all required debt covenants and other restrictions related to its debt agreements.

The Company declared regular quarterly dividends totaling $0.30 per common share through September 30, 2006 ($0.10 per common share paid on March 29, 2006, $0.10 per common share paid on June 29, 2006 and $0.10 per common share paid on September 28, 2006). Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling CDN$0.342 per share (CDN$0.1152 per share paid on March 29, 2006, CDN$0.1127 per share paid on June 29, 2006 and CDN$0.1141 per share paid on September 28, 2006). The total paid to common stockholders in the first nine months of 2006 was $135 compared to $134 in the first nine months of 2005. The Company also used $235 and $85 to pay dividends to minority interests for the first nine months of 2006 and 2005, respectively.

During the first nine months of 2006, the Company issued 2,146,006 common shares with proceeds of $66, related to the exercise of employee stock options.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases and $442 of outstanding letters of credit, surety bonds and bank guarantees (excluding the surety bond supporting the prepaid forward transaction described in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, filed on October 26, 2006). Newmont also provides a contingent support line of credit to PT Newmont Nusa Tanggara of which Newmont’s pro-rata share is $37. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (in millions of pounds): 487 for the remainder of 2006; 1,651 in 2007; 1,482 in 2008; 1,312 in 2009; and 2,504 thereafter. For information regarding these agreements, see Item 3, Provisional Copper and Gold Sales, below.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2006 and December 31, 2005, $467 and $428, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $69 and $77 were accrued for such obligations at September 30, 2006 and December 31, 2005, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 114% greater or 38% lower than the amount accrued at September 30, 2006. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 15 and 18 to the Condensed Consolidated Financial Statements.

During the first nine months of 2006 and 2005, capital expenditures were approximately $86 and $24, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

Newmont spent $6 and $5, respectively, during the first nine months of 2006 and 2005 for environmental obligations related to the former mining sites discussed in Note 18 to the Condensed Consolidated Financial Statements.

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

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“FAS 123(R)”). As a result of adopting FAS 123(R), the Company’s Income from continuing operations and Net income for the three and nine month periods of 2006 is $4 ($0.01 per share, basic and diluted) and $14 ($0.03 per share, basic and diluted) lower, respectively, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year periods.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, results of operations and disclosures.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions for FAS 157 are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires employers that sponsor one or more defined benefit plans to (i) recognize the funded status of a benefit plan in its statement of financial position, (ii) recognize the gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income, net of tax, (iii) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions for FAS 158 are effective for the Company’s fiscal year ending December 31, 2006. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K/A for the year ended December 31, 2005, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond

Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions, except per ounce and per pound amounts).

Metal Prices

Changes in the market price of gold significantly affect the Company’s profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar and global mine production levels. Changes in the market price of copper also affects the Company’s profitability and cash flow. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

Newmont had the following derivative contracts outstanding at September 30, 2006:

	Expected Maturity Date or Transaction Date			Fair Value
	2006	2007	Total/ Average	At September 30, 2006		At December 31, 2005
Gold Put Option Contracts
($ denominated):
Ounces (thousands)	10	20	30	$(2)		$(3)
Average price	$393	$397	$396
Copper Collar Contracts(3)
($ denominated):
Pounds (millions)(4)	93	84	177	$(351	)(1)	$(261	)(2)
Average cap price	$1.38	$1.41	$1.39
Average floor price	$1.10	$1.10	$1.10
$/IDR Forward Purchase Contracts(3):
$ (millions)	$21	$50	$71	$3		$—
Average rate (IDR/$)	10,261	9,725	9,881

(1)	The fair value does not include amounts payable ($100) on derivative contracts that were closed out in September 2006 with the net settlement due in October 2006. At September 30, 2006, $451 was included in Current liabilities, Derivative instruments.
(2)	The fair value does not include amounts payable ($36) on derivative contracts that were closed out in December 2005 with the net settlement due and paid in January 2006.
(3)	56.25% guaranteed by Newmont, 43.75% guaranteed by an affiliate of Sumitomo Corporation.
(4)	Of the contracts maturing in 2007, 71 million pounds are designated against expected 2006 sales. The remainder are designated against 2007 sales.

Provisional Copper and Gold Sales

The Company’s copper and gold provisional sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the copper concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

For the three and six months ended September 30, 2006 and 2005, Batu Hijau recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments at September 30, 2006 and 2005, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross revenue subject to final price adjustments
Copper	$309	$326	$405	$443
Gold	$9	$21	$19	$21

The average final price adjustments realized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average final price adjustments
Copper	26%	12%	39%	10%
Gold	(4)%	3%	4%	—

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $381 to $392 per ounce. The initial fair value of the forward sales contracts was recorded as deferred revenue. At September 30, 2006, $47 remained in deferred revenue and will be included in revenues as delivery occurs. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding at September 30, 2006:

	Scheduled Maturity Date or Transaction Date				Fair Value
	2008	2009	2011	Total/ Average	At September 30, 2006	At December 31, 2005
Ounces (thousands)	1,000	600	250	1,850	$(486)	$(338)
Average price	$384	$381	$392	$384

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge the interest rate risk exposure on a portion of its $275 8 5/8% notes and its $200 8 3/8% debentures. For the three months ended September 30, 2006 and 2005, these transactions resulted in a reduction in interest expense of $nil and $1, respectively. For the nine months ended September 30, 2006 and 2005, these transactions resulted in a reduction in interest expense of $nil and $3, respectively. The fair value of the interest rate swaps was $1 and $2 at September 30, 2006 and December 31, 2005, respectively.

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

In June 2006, an economic court in Uzbekistan ruled in favor of tax authorities and against the Zarafshan-Newmont Joint Venture (“ZNJV”), which is 50 percent owned by the Company, on two claims to collect approximately $48 in taxes other than income taxes. The tax authorities argued that Decree 151, which protected ZNJV from changes in tax laws and provided other financial and operational benefits, became ineffective and that the taxes and penalties claimed are owed for the period 2002-2005. Decree 151 had been granted by the Republic of Uzbekistan in 1992 as an incentive for the Company’s investment in ZNJV. The benefits it provided, including the stability of the tax and legal regime in effect at that time, were guaranteed to remain in effect for so long as ZNJV had ongoing operations.

On July 26, 2006, the Republic of Uzbekistan caused the seizure of gold, silver and unfinished product belonging to ZNJV. On August 14, 2006, the Company received notice that the economic court had accepted the petition of an agency of the Republic of Uzbekistan to institute a bankruptcy proceeding against ZNJV. Neither ZNJV nor the Company received advance notice that the petition was filed or that a hearing would be held. The court ordered “supervisory measures” restricting normal operations, including the export of gold or repayment of loans without the approval of a court-appointed temporary administrator, who has been overseeing all operations of ZNJV.

At a September 19, 2006 meeting of the ZNJV creditor’s committee, which was principally composed of government representatives, the committee voted to liquidate ZNJV. On September 29, 2006, the economic court concluded that ZNJV was insolvent and ordered ZNJV to be liquidated by December 29, 2006. At this hearing, representatives of ZNJV and the Company were denied an opportunity to present the case against liquidation. The remaining assets of ZNJV will soon be liquidated to pay the tax liabilities that have been imposed on ZNJV by the Republic of Uzbekistan, resulting in the effective transfer to the Republic of Uzbekistan of the Company’s interest in ZNJV. Despite the Company’s demands for compensation for the losses it has suffered, the Republic of Uzbekistan has refused to provide such compensation. On October 31, 2006, the Company filed demands for arbitration against the Republic of Uzbekistan in two separate international venues on the basis that the Republic of Uzbekistan repudiated its obligations to the Company under Decree 151, Uzbek and international law, and various agreements.

As of September 30, 2006, the Company has written off the book value of its ownership interest in ZNJV. The ultimate outcome of this matter cannot be determined at this time.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2006 through July 31, 2006	—	—	—	N/A
August 1, 2006 through August 31, 2006	—	—	—	N/A
September 1, 2006 through September 30, 2006	—	—	—	N/A

ITEM 5. OTHER INFORMATION.

On September 15, 2006, Bruce D. Hansen, Senior Vice President, Operations Services and Development, resigned as an executive officer of the Company. Mr. Hansen will remain with the Company as a Technical Advisor until November 20, 2006. As a named executive officer as of December 31, 2005, Mr. Hansen’s resignation as an executive officer would have been reportable under revised Item 5.05(b) of Form 8-K, which will be effective November 7, 2006.

ITEM 6. EXHIBITS.

(a) The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: November 1, 2006	/S/ RICHARD T. O’BRIEN
Richard T. O’Brien Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2006	/S/ RUSSELL BALL
Russell Ball Vice President and Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

3.1	By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

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