Form 10-K
period 2006-12-31
NEWMONT MINING CORP /DE/
filed 2007-02-26
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $23,418,945,245 based on the closing sale price as reported on the New York Stock Exchange. There were 423,519,644 shares of common stock outstanding (and 27,157,953 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on February 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2007 Annual Stockholders Meeting to be held on April 24, 2007, are incorporated by reference into Part III of this report.

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

Introduction

Newmont Mining Corporation is primarily a gold producer with significant assets or operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, Bolivia, New Zealand and Mexico. As of December 31, 2006, Newmont had proven and probable gold reserves of 93.9 million equity ounces and an aggregate land position of approximately 44,470 square miles (115,200 square kilometers). Newmont is also engaged in the production of copper, principally through its Batu Hijau operation in Indonesia. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s revenues and long-lived assets are geographically distributed as follows:

	Revenues			Long-Lived Assets
	2006	2005	2004	2006	2005	2004
United States	29%	24%	24%	54%	53%	52%
Peru	31%	34%	29%	10%	11%	11%
Australia/New Zealand	16%	16%	18%	8%	7%	10%
Indonesia	19%	23%	25%	15%	17%	19%
Ghana	2%	—	—	6%	5%	3%
Other(1)	3%	3%	4%	7%	7%	5%

(1)	Other includes Canada, Mexico, Bolivia and Turkey.

Newmont’s corporate headquarters are in Denver, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation and/or our affiliates and subsidiaries. All dollars are in millions, except per share, per ounce, and per pound amounts.

For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Segment Information, Export Sales, etc.

Newmont has operating segments of Nevada, Yanacocha in Peru, Australia/New Zealand, Batu Hijau in Indonesia, Africa and Other Operations comprising of smaller operations in Bolivia, Mexico and Canada. We also have a Merchant Banking Segment and an Exploration Segment. See Note 27 to the Consolidated Financial Statements for information relating to our business segments, our domestic and export sales, and our customers.

Products

Gold

General.    Newmont had consolidated sales of 7.4 million ounces of gold (5.9 million equity ounces) in 2006, 8.4 million ounces (6.5 million equity ounces) in 2005 and 8.6 million ounces (6.9 million equity ounces) in 2004. For 2006, 2005 and 2004, 87%, 85% and 82%, respectively, of our net revenues were attributable to gold sales. Of our 2006 gold sales, approximately 36% came from Yanacocha, 33% from Nevada, 19% from Australia/New Zealand and 6% from Indonesia. References in this report to “equity ounces” or “equity pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves that is attributable to our ownership or economic interest.

Most of our revenue comes from the sale of refined gold in the international market. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting mostly of gold but also containing silver, copper and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver are credited to our account or delivered to buyers. Gold sold from Batu Hijau, and a portion of the gold from Phoenix in Nevada, is contained in a concentrate.

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

Gold Price.    The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in U.S. dollars per ounce, on the London Bullion Market.

Year	High	Low	Average
1997	$362	$283	$331
1998	$313	$273	$294
1999	$326	$253	$279
2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007 (through February 12, 2007)	$665	$608	$638

Source: Kitco and Reuters

On February 12, 2007, the afternoon fixing price for gold on the London Bullion Market was $665 per ounce and the spot market price of gold on the New York Commodity Exchange was $661 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the customer. Our ability to sell gold at market prices is limited in some cases by hedging activities, more particularly described in Note 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 13 to the Consolidated Financial Statements. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

Copper

General.    Newmont had consolidated sales of 434.7 million pounds of copper (229.9 million equity pounds) in 2006, 572.7 million pounds (302.8 million equity pounds) in 2005 and 683.3 million pounds (384.3 million equity pounds) in 2004. For 2006, 2005 and 2004, 13%, 15% and 18%, respectively, of our net revenues were attributable to copper sales. As of December 31, 2006, Newmont had a 52.875% economic interest (a 45% ownership interest) in the Batu Hijau operation in Indonesia, which began production in 1999. Production at Batu Hijau is in the form of a copper/gold concentrate that is sold to smelters for further treatment and refining.

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

Year	High	Low	Average
1997	$1.23	$0.77	$1.03
1998	$0.85	$0.65	$0.75
1999	$0.84	$0.61	$0.71
2000	$0.91	$0.73	$0.82
2001	$0.83	$0.60	$0.72
2002	$0.77	$0.64	$0.71
2003	$1.05	$0.70	$0.81
2004	$1.49	$1.06	$1.30
2005	$2.11	$1.39	$1.67
2006	$3.99	$2.06	$3.05
2007 (through February 12, 2007)	$2.76	$2.40	$2.55

Source: London Metal Exchange

On February 12, 2007, the closing price of high grade copper was $2.46 per pound on the London Metal Exchange. Our ability to sell copper at market prices is limited in some cases by hedging activities, more particularly described in Note 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 13 to the Consolidated Financial Statements.

Hedging Activities

Newmont generally avoids gold hedging. Our philosophy is to provide shareholders with leverage to changes in the gold price by selling our gold production at market prices. We have, however, entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with commodities, interest rates and foreign currencies.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 13 to the Consolidated Financial Statements.

Merchant Banking

Merchant Banking, also referred to as Newmont Capital, manages a royalty portfolio, an equity portfolio, a downstream gold refining business, and engages in portfolio management activities (managing interests in oil and gas, iron ore and coal properties as well as providing in-house investment banking and advisory services).

Newmont’s royalty portfolio generally offers a natural hedge against lower gold prices by providing free cash flow from assets with limited operating, capital or environmental risk, while retaining upside exposure to further exploration discoveries and reserve expansions. Merchant Banking seeks to grow the royalty portfolio in a number of ways, and looks for opportunities to acquire existing royalties from third parties or to create them in connection with transactions. Merchant Banking also identifies current properties or exploration targets for sale if they are non-core in nature. In the case of a sale, Merchant Banking often seeks to retain royalty or other future participation rights in addition to cash or other consideration received.

In 2006, our royalty and equity portfolios generated $120 in Royalty and dividend income, net. We have royalty interests in Barrick Gold Corporation’s (“Barrick”) Goldstrike, Eskay Creek, Henty and Bald Mountain mines and Stillwater Mining’s Stillwater and East Boulder palladium-platinum mines, among others. We also have a significant oil and gas royalty portfolio in western Canada.

As of December 31, 2006, Merchant Banking’s equity portfolio had a market value of approximately $1,354. The equity portfolio is primarily composed of our investments in Canadian Oil Sands Trust, Shore Gold, Inc., Miramar Mining Corporation and Gabriel Resources, Ltd.

Merchant Banking also manages our interests in downstream gold refining and distribution businesses (40% interest in AGR Matthey Joint Venture (“AGR”) and 50% interest in European Gold Refineries (“EGR”)). Merchant Banking earned $4 in Equity income of affiliates through its investments in AGR and EGR in 2006.

Merchant Banking’s portfolio management activities include managing our interests in coal, iron ore, oil and natural gas.

Merchant Banking provides advisory services to assist in managing the portfolio of operating and property interests. The Merchant Banking group helps maximize net asset value per share and increase cash flow, earnings and reserves by working with the exploration, operations and finance teams to prioritize near-term goals within longer-term strategies. Merchant Banking is engaged in developing value optimization strategies for operating and non-operating assets, business development activities, potential merger and acquisition analysis and negotiations, monetizing inactive exploration properties, capitalizing on proprietary technology and know-how and acting as an internal resource for other corporate groups to improve and maximize business outcomes. In 2006, Merchant Banking sold the Company’s Alberta Oil Sands and Martabe and Holloway gold projects, and purchased additional interests in the Boddington and Akyem projects, as well as a new interest in Shore Gold Inc.’s Fort a la Corne Joint Venture, a diamond project in Saskatchewan, Canada.

Merchant Banking continues to evaluate district optimization opportunities in Nevada, Australia, Peru, Indonesia, Africa and Canada, covering a broad range of alternatives, including asset exchanges, unitization, joint ventures, partnerships, sales, spinouts and buyouts.

Exploration

Newmont’s exploration group is responsible for all activities, regardless of location, associated with the Company’s efforts to discover new mineralized material and, if successful, advance such mineralized material into proven and probable reserves. Exploration is conducted in areas surrounding our existing mines for the purpose of locating additional deposits and determining mine geology, and in other prospective gold regions globally. Near-mine exploration can result in the discovery of new gold mineralization, which will receive the economic benefit of existing operating, processing, and administrative infrastructures. Greenfields exploration is where a discovery of new gold mineralization would likely require the investment of new capital to build a separate, stand-alone operation away from any of the Company’s existing infrastructure. Our exploration teams employ state-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, as well as geochemical and geological prospecting methods, to identify prospective targets. We spent $170 in 2006, $147 in 2005 and $107 in 2004 on Exploration.

As of December 31, 2006, we had proven and probable gold reserves of 93.9 million equity ounces. We added 5.9 million equity ounces to proven and probable reserves, with 8.9 million equity ounces of depletion and divestitures and 3.7 million equity ounces of acquisitions during 2006. A reconciliation of the changes in proven and probable reserves during the past three years is as follows:

(millions of equity ounces)	2006	2005	2004
Opening balance	93.2	92.4	91.3
Greenfield additions	1.7	5.5	11.0
Near-mine additions	4.2	3.9	1.4

Total additions(1)(2)	5.9	9.4	12.4
Acquisitions	3.7	—	—
Depletion	(7.4)	(8.3)	(8.3)
Reclassifications(3)	—	—	(2.0)
Other divestments(4)	(1.5)	(0.3)	(1.0)

Closing balance	93.9	93.2	92.4

(1)	Additions attributable to the Exploration Segment

Total additions	5.9	9.4	12.4
Previously valued in purchase accounting	(0.9)	(1.2)	(1.9)
Reclassifications(3)	—	—	(2.0)

	5.0	8.2	8.5

(2)	The impact of the change in gold price assumption on reserve additions was 3.1, 2.6 and 3.8 million equity ounces in 2006, 2005 and 2004, respectively.
(3)

In 2004, Yanacocha reassessed the challenges involved in obtaining required permits for Cerro Quilish, primarily related to increased community concerns. Based upon this reassessment, Yanacocha reclassified 3.9 million ounces (2.0 million equity ounces) from proven and probable reserves to mineralized material not in reserve as of December 31, 2004.

(4)	In August 2006, the government of Uzbekistan appropriated the Company’s 50% interest in the Zarafshan-Newmont Joint Venture.

In Nevada, exploration efforts during 2006 added 2.8 million equity ounces to proven and probable reserves, offset by depletion of 3.0 million equity ounces, resulting in total proven and probable reserves of 33.1 million equity ounces as of December 31, 2006.

In Peru, equity gold reserves decreased to 15.1 million ounces, after depletion of 1.9 million ounces.

In Australia/New Zealand, the Company increased reserves to 18.5 million equity ounces after depletion of 1.5 million equity ounces during 2006. Reserves increased by 2.6 million equity ounces from the acquisition of an additional 22.22% interest in the Boddington project and 2.5 million equity ounces of additions from various sites.

At Batu Hijau, the Company depleted 0.2 billion equity pounds of copper and 0.3 million equity ounces of gold during 2006. Batu Hijau had proven and probable reserves of 4.7 billion equity pounds of copper and 5.0 million equity ounces of gold as of December 31, 2006, after revisions downward of 1.1 billion equity pounds of copper and 1.3 million equity ounces of gold due to a new mine plan incorporating higher costs, lower throughput and new geotechnical assumptions.

At Ahafo in Ghana, proven and probable reserves increased by 0.7 million equity ounces from additions and at Akyem in Ghana, reserves increased 1.1 million equity ounces from the acquisition of the remaining 15% interest. As of December 31, 2006, the Company reported reserves of 12.6 million ounces at Ahafo and 7.7 million equity ounces at Akyem.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Bolivia, Canada, Ghana, Indonesia, Peru, New Zealand and Mexico. The concessions and contracts are subject to the political risks associated with foreign operations. See Item 1A, Risk Factors, Risks Related to Newmont Operations, below. For a more detailed description of our Indonesian Contract of Work, see Item 2, Properties, below.

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

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. We have made, and expect to make in the future, expenditures to comply with such laws and regulations. We have made estimates of the amount of such expenditures, but cannot precisely predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. As of December 31, 2006, $520 was accrued for reclamation costs relating to currently developed and producing properties.

We are also involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the activities required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $85 was accrued as of December 31, 2006 for such obligations associated with properties previously owned or operated by us or our subsidiaries. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 89% greater or 27% lower than the amount accrued as of December 31, 2006. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to costs and expenses in the period when estimates are revised.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Notes 23 and 29 to the Consolidated Financial Statements, below.

Employees

There were approximately 15,000 people employed by Newmont as of December 31, 2006.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;

•	Estimates of future mineral production and sales, for specific operations and on a consolidated or equity basis;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;

•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;

•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding future transactions relating to portfolio management or rationalization efforts;

•	Statements regarding the cost impacts of future changes in the legal and regulatory environment in which we operate; and

•	Estimates of future costs and other liabilities for certain environmental matters.

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

The Company filed with the New York Stock Exchange (“NYSE”) on May 5, 2006, the annual certification by its Chief Executive Officer, certifying that, as of the date of the certification, he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual. The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of its public disclosures as Exhibits 31.1 and 31.2 to this report.

ITEM 1A.	RISK FACTORS (dollars in millions except per share, per ounce and per pound amounts)

Every investor or potential investor in Newmont should carefully consider the following risks, which have been separated into two groups:

•	Risks related to the mining industry generally; and

•	Risks related to Newmont.

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

Any drop in the realized price of gold or copper adversely impacts our revenues, net income and cash flows, particularly in light of our philosophy of generally avoiding gold hedging. We have recorded asset write-downs during periods of low gold prices in the past and may experience additional impairments as a result of low gold or copper prices in the future.

In addition, sustained low gold or copper prices can:

•	Reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at the then-prevailing gold or copper price;

•	Reduce or eliminate the profit that we currently expect from long-term ore stockpiles;

•	Halt or delay the development of new projects;

•	Reduce funds available for exploration, with the result that depleted reserves may not be replaced; and

•	Reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

Also see the discussion in Item 1, Business, Gold or Copper Price.

Gold and Copper Producers Must Continually Replace Reserves Depleted By Production

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

Estimates of Proven and Probable Reserves Are Uncertain

Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other exploration techniques. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of exploration before production is possible and, during that time, the economic feasibility of exploiting a discovery may change.

Increased Costs Could Affect Profitability

Costs at any particular mining location frequently are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities, such as fuel, electricity and labor. Commodity costs are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on Newmont’s profitability and cash flow.

The Company anticipates significant capital expenditures over the next several years in connection with the development of new projects and sustaining existing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of major factors beyond the control of the Company, including the prices of oil, steel and other commodities. Increased costs for capital expenditures have an adverse effect on the profitability of existing mining operations and returns anticipated from new mining projects.

Shortages of Critical Parts, Equipment and Skilled Labor May Adversely Affect Our Operations and Development Projects.

The industry has been impacted by increased worldwide demand for critical resources such as input commodities, drilling equipment, tires and skilled labor. These shortages have caused unanticipated cost increases and delays in delivery times, thereby impacting operating costs, capital expenditures and production schedules.

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

Mining Companies Are Subject to Extensive Environmental Laws and Regulations

Newmont’s exploration, mining and processing operations are regulated in all countries in which we operate under various federal, state, provincial and local laws relating to the protection of the environment, which generally include air and water quality, hazardous waste management and reclamation. Delays in obtaining, or failure to obtain, government permits and approvals may adversely impact our operations. The regulatory environment in which Newmont operates could change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on Newmont’s operations or financial position. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 29 to the Consolidated Financial Statements.

Risks Related to Newmont

Our Operations Outside North America and Australia/New Zealand Are Subject to Risks of Doing Business Abroad

Exploration, development and production activities outside of North America and Australia/New Zealand are potentially subject to political and economic risks, including:

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

Consequently, Newmont’s exploration, development and production activities outside of North America and Australia/New Zealand may be substantially affected by factors beyond Newmont’s control, any of which could materially adversely affect Newmont’s financial position or results of operations. Furthermore, if a dispute arises from such activities, Newmont may be subject to the exclusive jurisdiction of courts outside North America or Australia, which could adversely affect the outcome of a dispute.

Newmont has substantial investments in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence, changes in national leadership, and the secession of East Timor, one of its former provinces. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. During 2006, the government purported to designate the land surrounding Batu Hijau as a protected forest, which could make operating permits more difficult to obtain. Newmont’s financial condition and results of operations could be materially adversely affected if any of these actions occur.

In July 2004, a criminal complaint was filed against PT Newmont Minahasa Raya (“PTNMR”), the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the trial proceeded and all evidence, including that of the defense, was presented in court as of September 2006. In November 2006 the prosecution filed its charge, seeking a three-year jail sentence for PTNMR’s President Director plus a nominal fine. In addition, the prosecution has recommended a nominal fine against PTNMR. The defense filed responses in January 2007 and after final briefing a verdict is expected in the second quarter of 2007.

Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization, confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in Buyat Bay or the health of nearby residents. PTNMR remains steadfast that it has not caused pollution or health problems and will continue to vigorously defend itself against these allegations. However, Newmont cannot predict the outcome of the criminal proceeding or whether additional legal actions may occur. This matter could adversely affect our ability to operate in Indonesia.

On March 9, 2005, the Indonesian Ministry of the Environment filed a civil lawsuit against PTNMR and its President Director in relation to these allegations, seeking in excess of $100 in monetary damages. In October 2005, PTNMR filed an objection to the court’s jurisdiction, contending that the Government previously agreed to resolve any disputes through out-of-court conciliation or arbitration. The Court upheld PTNMR’s objection and dismissed the case in November 2005. The Government filed a notice of appeal of this ruling. On February 16, 2006, PTNMR and the Government of the Republic of Indonesia signed an agreement settling the civil lawsuit. Under the terms of the agreement, the Government and PTNMR will nominate members to an independent scientific panel that will develop and implement a ten-year environmental monitoring and assessment program to make a definitive, scientific conclusion regarding the condition of Buyat Bay. PTNMR is required to fund specific remedial measures if, as a result of its mining operations, pollution has occurred. The agreement also provides for enhanced community development programs in North Sulawesi. PTNMR will provide initial funding of $12 to cover the cost of the monitoring and community development programs. Over a ten year period, PTNMR will contribute an additional $18. The funds will be managed by an organization governed by interested stakeholders. Accountability for the funds will be ensured through yearly reports that will be made available to the public. The transparency of the scientific panel’s activities will also be assured through annual reports to the public. Pursuant to the agreement, the civil lawsuit against PTNMR was been terminated. The scientific panel held its first meeting in February 2007.

During the last several years, Yanacocha, in which Newmont owns a 51.35% interest, has been the target of numerous local political protests, including ones that blocked the road between the Yanacocha mine complex and the City of Cajamarca in Peru. In 2004, local opposition to the Cerro Quilish project became so pronounced that Yanacocha decided to relinquish its drilling permit for Cerro Quilish and the deposit was reclassified from proven and probable reserves to non-reserve mineralization. In 2005, no material roadblocks or protests occurred involving Yanacocha. However, in 2006 a road blockade was carried out by members of the Combayo community. This blockade resulted in a brief cessation of mining activities. We cannot predict whether similar or more significant incidents will occur in the future, and the recurrence of significant community opposition or protests could adversely affect Yanacocha’s assets and operations.

Presidential, congressional and regional elections took place in Peru in 2006, with the new national government taking office in July 2006. In December 2006, Yanacocha, along with other mining companies in Peru, entered into an agreement with the central government to contribute 3.75% of net profits to fund social development projects. Although the current government has generally taken positions promoting private investment, we cannot predict future government positions on foreign investment, mining concessions, land tenure, environmental regulation or taxation. A change in government positions on these issues could adversely affect Yanacocha’s assets and operations.

During 2005, relations between the Republic of Uzbekistan and the U.S. deteriorated significantly, and in July 2005 the government of Uzbekistan evicted the U.S. military from its base at Karshi-Khanabad, south of Tashkent.

In June 2006, an economic court in Uzbekistan ruled in favor of tax authorities and against the Zarafshan-Newmont Joint Venture (“ZNJV”), which is 50% owned by the Company, on two claims to collect approximately $48 in taxes other than income taxes. The tax authorities argued that Decree 151, which protected ZNJV from changes in tax laws and provided other financial and operational benefits, became ineffective and that the taxes and penalties claimed were owed for the period 2002-2005. Decree 151 had been granted by the Republic of Uzbekistan in 1992 as an incentive for the Company’s investment in ZNJV. The benefits it provided, including the stability of the tax and legal regime in effect at that time, were guaranteed to remain in effect for so long as ZNJV had ongoing operations.

On July 26, 2006, the Republic of Uzbekistan caused the seizure of gold, silver and unfinished product belonging to ZNJV. On August 14, 2006, the Company received notice that the economic court had accepted the petition of an agency of the Republic of Uzbekistan to institute bankruptcy proceedings against ZNJV. Neither ZNJV nor the Company received advance notice that the petition was filed or that a hearing would be held. The court ordered “supervisory measures” restricting normal operations, including the export of gold or repayment of loans, without the approval of a court-appointed temporary administrator, who has been overseeing all operations of ZNJV.

At a September 19, 2006 meeting of the ZNJV creditor’s committee, which was principally composed of government representatives, the committee voted to liquidate ZNJV. On September 29, 2006, the economic court concluded that ZNJV was insolvent and ordered ZNJV to be liquidated by December 29, 2006. At this hearing, representatives of ZNJV and the Company were denied an opportunity to present the case against liquidation. The remaining assets of ZNJV are anticipated to be liquidated to pay the tax liabilities that have been imposed on ZNJV by the Republic of Uzbekistan, resulting in the effective transfer to the Republic of Uzbekistan of the Company’s interest in ZNJV. The liquidation sale has been postponed two times, and is now scheduled for early March 2007. Despite the Company’s demands for compensation for the losses it has suffered, the Republic of Uzbekistan has refused to provide such compensation. On October 31, 2006, the Company filed demands for arbitration against the Republic of Uzbekistan in two separate international venues on the basis that the Republic of Uzbekistan repudiated its obligations to the Company under Decree 151, Uzbek and international law, and various agreements. The Company and the defendants are in the process of appointing arbitrators. As of September 30, 2006, the Company had written off the book value of its ownership interest in ZNJV, resulting in a pre-tax loss of $101. The ultimate outcome of this matter cannot be determined at this time.

Recent violence committed by radical elements in Indonesia and other countries, and the presence of U.S. forces in Iraq and Afghanistan, may increase the risk that operations owned by U.S. companies will be the target of violence. If any of Newmont’s operations were so targeted it could have an adverse effect on our business.

Our Success May Depend on Our Social and Environmental Performance

Newmont’s ability to operate successfully in communities around the world will likely depend on our ability to develop, operate and close mines in a manner that is consistent with the health and safety of our employees, the protection of the environment, and the creation of long-term economic and social opportunities in the communities in which we operate. Newmont has implemented a management system designed to promote continuous improvement in health and safety, environmental performance and community relations. However, our ability to operate could be adversely impacted by accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

Remediation Costs for Environmental Liabilities May Exceed the Provisions We Have Made

Newmont has conducted extensive remediation work at two inactive sites in the United States. At one of these sites, remediation requirements have not been finally determined, and, therefore, the final cost cannot be determined. At a third site in the United States, an inactive uranium mine and mill formerly operated by a subsidiary of Newmont, remediation work at the mill is ongoing, but remediation at the mine is subject to dispute and has not yet commenced. The environmental standards that may ultimately be imposed at this site remain uncertain and there is a risk that the costs of remediation may exceed the provision that has been made for such remediation by a material amount. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 29 to the Consolidated Financial Statements.

Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce net income in that period.

The Use of Hedging Instruments May Prevent Gains Being Realized from Subsequent Price Increases

Newmont does not intend to enter into material new gold hedging positions and intends to continue to decrease gold hedge positions over time by opportunistically delivering gold into our outstanding hedge contracts, or by seeking to eliminate our hedge position when economically attractive. Nonetheless, Newmont currently has gold hedging positions and may, from time-to-time, enter into hedge contracts for copper, other metals or commodities, interest rates or foreign currencies. If the gold or copper price rises above the price at which future production has been committed under these hedge instruments, Newmont will have an opportunity loss. However, if the gold or copper price falls below that committed price, Newmont’s revenues will be protected to the extent of such committed production. In addition, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold or copper price.

For a more detailed description of the Newmont hedge positions, see the discussion in Hedging in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, and Note 13 to the Consolidated Financial Statements.

Currency Fluctuations May Affect Costs

Currency fluctuations may affect the costs that we incur at our operations. Gold is sold throughout the world based principally on the U.S. dollar price, but a portion of Newmont’s operating expenses are incurred in local currencies. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable. The foreign currencies that primarily impact Newmont’s Results of Operation are the Australian and Canadian dollars.

During 2006, the Australian dollar weakened by an average of 1% and the Canadian dollar strengthened by an average of 7% against the U.S. dollar. This decreased the U.S. dollar Costs applicable to sales in Australia by approximately $7 and in Canada by $nil from 2005 to 2006. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Consolidated Operations, Foreign Currency Exchange Rates, below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Future Funding Requirements May Affect Our Business

The construction of the Boddington project in Australia, the 200 megawatt coal-fired power plant in Nevada, and the gold mill at Yanacocha in Peru, as well as potential future investments in the Akyem project in Ghana and the Conga project in Peru, will require significant funds for capital expenditures. At current gold and copper prices, new sources of capital will be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices and our operational performance, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities and pay dividends could be significantly constrained.

Our Interest in the Batu Hijau Operation in Indonesia May Be Reduced Under the Contract of Work

Under the Contract of Work with the Indonesian government, beginning in 2005 and continuing through 2010, a portion of each foreign shareholder’s equity interest in the Batu Hijau operation must be offered for sale to the Indonesian government or to Indonesian nationals. The government of Indonesia must approve any sale. The price at which such interest must be offered for sale is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern. Pursuant to this provision of the Contract of Work, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010. A company owned by an Indonesian national currently owns a 20% interest in Batu Hijau, and the Newmont/Sumitomo partnership was required to offer a 3% interest for sale in 2006. An offer to sell a 3% interest was made to the government of Indonesia. While the central government declined to participate, local governments in the area in which the mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. The Newmont/Sumitomo partnership continues discussions to meet its divestiture obligations. Under the terms of the Contract of Work, an additional 7% interest in Batu Hijau must be offered for sale in 2007.

Costs Estimates and Timing of New Projects Are Uncertain

The capital expenditures and time required to develop new mines or other projects are considerable and changes in costs or construction schedules can affect project economics. There are a number of factors that can affect costs and construction schedules, including, among others:

•	Availability of labor, power, transportation, commodities and infrastructure;

•	Increases in input commodity prices and labor costs;

•	Fluctuations in exchange rates;

•	Availability of financing;

•	Difficulty of estimating construction costs over a period of years; and

•	Delays in obtaining environmental or other government permits.

Our Operations May Be Adversely Affected By Power Shortages.

We have experienced power shortages in Ghana resulting from a nationwide drought and lack of hydroelectric generating capacity. Power shortages have caused curtailment of production at our Ahafo operations. Alternative sources of power will result in higher than anticipated costs, which will affect operating costs. Continued power shortages and increased costs may adversely affect our results of operations and financial condition.

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

Our Business Depends on Good Relations with Our Employees

Newmont could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2006, unions represented approximately 38% of our worldwide work force. On that date, Newmont had 3,040 employees in Indonesia at its Batu Hijau operation, 1,364 employees at its Carlin, Nevada operations, 601 employees in Peru at its Yanacocha operation, 412 employees in Bolivia at its Kori Kollo operation, 150 employees at its Australia operations and 27 employees in New Zealand at its Martha operations working under collective bargaining agreements or similar labor agreements. Currently, there are labor agreements in effect for all of these workers. The labor agreement for Peru expires February 28, 2007, and is currently being re-negotiated. There can be no assurance that future disputes will be resolved without disruptions to operations.

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

We Compete With Other Mining Companies

We compete with other mining companies to attract and retain key executives, skilled labor and other employees with technical skills and experience in the mining industry. We also compete with other mining companies for rights to mine properties containing gold and other minerals. There can be no assurance that Newmont will continue to attract and retain skilled and experienced employees, or to acquire additional rights to mine properties.

Certain Factors Outside of Our Control May Affect Our Ability to Support the Carrying Value of Goodwill

As of December 31, 2006, the carrying value of goodwill was approximately $3,004 or 19% of our total assets. Goodwill has been assigned to our Merchant Banking ($1,661) and Exploration ($1,129) Segments, and to various mine site reporting units in the Australia/New Zealand Segment ($214). This goodwill primarily arose in connection with our February 2002 acquisitions of Normandy and Franco-Nevada, and it represents the excess of the aggregate purchase price over the fair value of the identifiable net assets of Normandy and Franco-Nevada. We evaluate, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. This evaluation involves a comparison of the estimated fair value of our reporting units to their carrying values.

Based on valuations of the Merchant Banking and Exploration Segments, the Company concluded that the estimated fair values significantly exceeded the respective carrying values as of December 31, 2006. The fair values of the Merchant Banking and Exploration Segments are based, in part, on certain factors that may be partially or completely outside of our control, such as the investing environment, the legal and regulatory and political environments in countries where we operate and explore, the successful discovery, development and production of proven and probable reserves, commodity and labor prices, and other factors. In addition, certain of the assumptions underlying the December 31, 2006 Merchant Banking and Exploration Segments valuations may not be easily achieved by the Company.

The Exploration Segment’s valuation model attributes all cash flows expected to be derived from future exploration discoveries, whether near-mine or greenfield, to the Exploration Segment. Therefore, the valuation model includes all expected value from future discoveries, including existing and future mine site reporting units. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The value beyond proven and probable reserves (which uses the same valuation concepts as required by EITF 04-03, Mining Assets: Impairment and Business Combinations) relating to mine site reporting units is excluded when determining the fair value of the Exploration Segment, if any, at acquisition and, subsequently, in determining whether the assets are impaired. The valuation model includes management’s best estimates of future reserve additions from exploration activities and all revenues and costs associated with their discovery, development and production. Historical proven and probable reserve additions, excluding acquisitions, are used as an indicator of the Exploration Segment’s ability to discover additional reserves in the future. Actual reserve additions may vary significantly from year to year due to the time required to advance a deposit from initial discovery to proven and probable reserves and based on the timing of when proven and probable reserves can be reported under the Securities and Exchange Commission Industry Guide 7. The valuation model assumes that the Company will be able to perpetually develop and produce the assumed additions to proven and probable reserves from future discoveries at existing or new mine site reporting units. These estimates assume that the Company will continue to find reserves of sufficient size and quality to meet the Company’s operational and return thresholds in increasing quantities in perpetuity. Future discoveries could become increasingly difficult to locate, and even if the Company finds reserves in a sufficient quality and size, they may consist of a larger number of smaller deposits that could be more costly to develop and/or operate than historically experienced. The development and production of reserves will eventually lead to the depletion of existing mine site reporting units and require the perpetual development of new mines in increasing quantities through successful greenfield exploration. A reduction in reserves or a lower than expected increase in reserve additions, or a greater than expected increase in operating or capital costs, may negatively impact the value of the Exploration Segment and may result in the impairment of the Exploration Segment’s goodwill. Based on the period required to advance projects from initial discovery to production, the valuation model has negative net cash flows for approximately the first 10 years and more than 100% of the fair value of the Exploration Segment is attributable to its terminal value.

Subsequent to the business combinations for which value beyond proven and probable reserves were recorded, EITF 04-03, Mining Assets: Impairment and Business Combinations, was issued and requires that value beyond proven and probable reserves be allocated to mining assets. The Company defined value beyond proven and probable reserves as the value of known mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base that is measured based on extrapolation of known exploration information, to the extent that it believes a market participant would include such value in determining the fair value of the assets. The Company’s interpretation of value beyond proven and probable reserves may differ from that of other mining industry companies and may result in a different allocation of values at the time of acquisition and subsequent impairment analysis. If value beyond proven and probable reserves was interpreted to include value in excess of the Company’s determination, such values would be considered tangible mineral interests and therefore reduce the implied fair value of goodwill. Under such an interpretation, if the carrying value of the Exploration Segment exceeds its estimated fair value (Step 1), the Company would compare the implied fair value of goodwill to its carrying amount and write-off any excess carrying amount over the implied fair value (Step 2) resulting in an impairment loss in the financial statements. The Company has not been required to perform Step 2 of the goodwill impairment test for the Exploration Segment. Please see the Company’s Summary of Significant Accounting Policies for additional details.

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

Based on valuations of various mine site reporting units in the Australia/New Zealand Segment, the Company concluded that the estimated fair values exceeded the respective carrying values as of December 31, 2006. The Company concluded that the estimated fair value of the Nevada Segment did not support the carrying value as of December 31, 2005 and recorded a $41 goodwill impairment charge. The impairment resulted from a reevaluation of life of mine plans that indicated higher future operating and capital costs. In 2004, the Company recorded goodwill and long-lived assets impairment charges of $52 and $6, respectively, relating to the Pajingo reporting unit in the Australia/New Zealand Segment. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value could be significantly different than these estimates, as future quantities of recoverable minerals, gold and other commodity prices, production levels, operating costs and capital costs are each subject to significant risks and uncertainties.

In the absence of any mitigating valuation factors, the Company’s failure to achieve one or more of the December 31, 2006 valuation assumptions may over time result in an impairment charge. Accordingly, no assurance can be given that significant non-cash impairment charges will not be recorded in the future due to possible declines in the fair values of our reporting units. For a more detailed description of the estimates and assumptions involved in assessing the recoverability of the carrying value of goodwill, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Critical Accounting Policies, below.

Our Ability to Recognize the Benefits of Deferred Tax Assets is Dependent on Future Cash Flows and Taxable Income

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets. As of December 31, 2006, the Company’s current and long-term deferred tax assets were $156 and $799, respectively.

Returns for Investments in Pension Plans Are Uncertain

We maintain pension plans for employees, which provide for specified payments after retirement for certain employees. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated.

ITEM 2.	PROPERTIES (dollars in millions except per share, per ounce and per pound amounts)

Gold and Copper Processing Methods

Gold is extracted from naturally-oxidized ores by either heap leaching or milling, depending on the amount of gold contained in the ore, the amenability of the ore to treatment and related capital and operating costs. Higher grade oxide ores are generally processed through mills, where the ore is ground into a fine powder and mixed with water in slurry, which then passes through a carbon-in-leach circuit. Lower grade oxide ores are generally processed using heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve the gold. In both cases, the gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon or by zinc precipitation.

Gold contained in ores that are not naturally oxidized can be directly milled if the gold is amenable to cyanidization, generally known as free milling sulfide ores. Ores that are not amenable to cyanidization, known as refractory ores, require more costly and complex processing techniques than oxide or free milling ore. Higher-grade refractory ores are processed through either roasters or autoclaves. Roasters heat finely ground ore to a high temperature, burn off the carbon and oxidize the sulfide minerals that prevent efficient leaching. Autoclaves use heat, oxygen and pressure to oxidize sulfide ores.

Some sulfide ores may be processed through a flotation plant or by bio-milling. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to float attached to air bubbles to the top of the tank. The sulfides are removed from the cell and converted into a concentrate that can then be processed in an autoclave or roaster to recover the gold. Bio-milling incorporates patented technology that involves inoculation of suitable crushed ore on a leach pad with naturally occurring bacteria strains, which oxidize the sulfides over a period of time. The ore is then processed through an oxide mill.

At Batu Hijau, ore containing copper and gold is crushed to a coarse size at the mine and then transported from the mine via conveyor to a concentrator, where it is finely ground and then treated by successive stages of flotation, resulting in a concentrate containing approximately 30% copper. The concentrate is dewatered and stored for loading onto ships for transport to smelters.

Production Properties

Set forth below is a description of Newmont’s significant production properties. Costs applicable to sales for each operation are presented in a table in the next section of Item 2.

Nevada

Newmont has been mining gold in Nevada since 1965. Nevada operations include Carlin, located west of the city of Elko on the geologic feature known as the Carlin Trend, the Twin Creeks mine, located approximately 15 miles north of Golconda, the Lone Tree Complex near the town of Valmy, and the Midas mine near the town of the same name. Newmont also participates in the Turquoise Ridge joint venture with Barrick, which utilizes mill capacity at Twin Creeks. The Phoenix gold/copper project, located 10 miles south of Battle Mountain, commenced commercial production in the fourth quarter of 2006. The Leeville underground mine, located on the Carlin Trend northwest of the Carlin East underground mine, also commenced commercial production in the fourth quarter of 2006.

Gold sales from Nevada totaled approximately 2.5 million ounces (2.4 million equity ounces) for 2006 with ore mined from nine open pit and five underground mines. At year-end 2006, Newmont reported 33.1 million equity ounces of gold reserves in Nevada, with 85% in open pit mines and 15% in underground mines. Refractory ores require more complex, higher cost processing methods. Refractory ore treatment facilities generated 72% of Nevada’s gold production in 2006, compared with 69% in 2005, and 68% in 2004. With respect to remaining reserves, we estimate that 77% are refractory ores and 23% are oxide ores.

The Nevada operations produce gold from a variety of ore types requiring different processing techniques depending on economic and metallurgical characteristics. To ensure the best use of processing capacity, the Company uses a linear programming model to guide the flow of both mining sequence selection and routing of ore streams to various plants. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at Carlin (Mill 5), Twin Creeks (Juniper) and Lone Tree. Lower-grade material with suitable cyanide solubility is treated on heap leach pads at Carlin, Twin Creeks and Lone Tree. Higher-grade refractory ores are processed through either a roaster at Carlin (Mill 6) or autoclaves at Twin Creeks (Sage) and Lone Tree. Lower-grade refractory ores are processed by a flotation plant at Lone Tree or either bio-oxidation/flotation or direct flotation at Mill 5. Ore from the Midas mine is processed by conventional milling and Merrill-Crowe zinc precipitation. Activated carbon from the various leaching circuits is treated to produce gold ore at Carlin and Twin Creeks. Zinc precipitate at Midas is refined on-site. Mining and the final placement of ore on the leach pads at Lone Tree was completed in the fourth quarter of 2006. Residual leaching will continue thereafter. Milling of stockpiled ore at Lone Tree is expected to be completed in the first quarter of 2007.

Newmont owns, or controls through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Nevada mining operations (except for the Turquoise Ridge joint venture described below). The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, Newmont owns a 10% undivided interest in the mineral rights and leases the remaining 90%, on which Newmont pays a royalty equivalent to 18% of the mineral production. The remainder of the Gold Quarry mineral rights are wholly-owned or controlled by Newmont, in some cases subject to additional royalties. With respect to certain smaller deposits in Western Nevada, Newmont is obligated to pay royalties on production to third parties that vary from 2% to 5% of production.

Newmont has a 25% interest in a joint venture with a subsidiary of Barrick to operate the Turquoise Ridge and Getchell mines. Newmont has an agreement to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. Barrick is the operator of the joint venture for mining and ore delivery to process. Gold sales of 58,300 ounces were attributed to Newmont in 2006, based on its 25% ownership interest.

Newmont has ore sale agreements with Barrick and Queenstake Resources, Ltd. to process some of the Company’s ore. Newmont recognized attributable gold sales, net of treatment charges, of 99,500 ounces in 2006 and 104,600 ounces in 2005 pursuant to these agreements.

Newmont has sales and refining agreements with Gerald Metals, Peñoles, Queenstake, Johnson Matthey and Just Refiners to process intermediate gold bearing product.

Yanacocha, Peru

The properties of Minera Yanacocha S.R.L. (“Yanacocha”) are located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca, in Peru. Yanacocha began production in 1993. Newmont holds a 51.35% interest in Yanacocha with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

Yanacocha has mining rights with respect to a large land position. Yanacocha’s mining rights consist of concessions granted by the Peruvian government to Yanacocha and a related entity. These mining concessions provide for both the right to explore and exploit. However, Yanacocha must first obtain the respective exploration and exploitation permits, which are generally granted in due course. Yanacocha may retain mining concessions indefinitely by paying annual fees and, during exploitation, complying with production obligations or paying assessed fines. Mining concessions are freely assignable or transferable.

Yanacocha currently has two active open pit mines, Cerro Yanacocha and La Quinua. In addition, reclamation and/or backfilling activities at Carachugo, San José and Maqui Maqui are currently underway. In addition, Yanacocha has four leach pads and three processing facilities. Yanacocha’s gold sales for 2006 totaled 2.6 million ounces (1.3 million equity ounces).

The Yanacocha operations contain the Conga deposit, for which a feasibility study was completed in 2004. The Company continues to evaluate the optimum development plan for Conga, and currently anticipates that production would not commence until after 2010.

Yanacocha, along with other mining companies in Peru, has agreed with the central government to contribute 3.75% of its net profits to fund social development projects.

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

Pajingo.    Pajingo (100% owned) is an underground mine located approximately 93 miles (150 kilometers) southwest of Townsville, Queensland and 45 miles (72 kilometers) south of the local township of Charters Towers. In 2006, Pajingo sold 174,600 ounces of gold.

Jundee.    The Jundee operation (100% owned) is situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. Jundee sold 305,400 ounces of gold in 2006.

Tanami.    The Tanami operations (100% owned) include The Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs, adjacent to the Tanami highway, and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of The Granites. The Tanami operations have been wholly-owned since April 2003, when Newmont acquired the minority interests.

The operations are predominantly focused on the Callie underground mine at Dead Bullock Soak, with mill feed supplemented by production stockpiles from the Dead Bullock Soak open pit. Ore from all of these operations is processed through The Granites plant. During 2006, the Tanami operations sold 417,600 ounces of gold.

Kalgoorlie.    The Kalgoorlie operations comprise the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick, each of which holds a 50% interest. The Super Pit is Australia’s largest gold mine in terms of gold production and annual mining volume. During 2006, the Kalgoorlie operations sold 332,200 equity ounces of gold.

Martha.    The Martha operations (100% owned) are located within the town of Waihi, located approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand. During 2006, production commenced at the Favona underground deposit. Production at the Martha open pit will cease in 2007. The operation sold 120,300 ounces of gold during 2006. The Martha mine does not currently pay royalties. Under new royalty arrangements, however, Newmont will pay 1% of gross revenues from gold and silver sales, or 5% of accounting profit, whichever is greater, at Favona.

Boddington.    Boddington is a development project located 81 miles (130 kilometers) southeast of Perth in Western Australia. As of December 31, 2006 Boddington was owned by Newmont (66.67%) and AngloGold Ashanti Limited (33.33%). In March 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in Boddington for $173.

Batu Hijau, Indonesia

Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit which Newmont discovered in 1990. Development and construction activities began in 1997 and start-up occurred in late 1999. In 2006, copper sales were 434.7 million pounds (229.9 million equity pounds), while gold sales were 435,300 ounces (230,200 equity ounces).

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

Under the Contract of Work, beginning in 2005 and continuing through 2010, a portion of the project must be offered for sale to the Indonesian government or to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by the end of 2006; 30% by the end of 2007; 37% by the end of 2008, 44% by the end of 2009; and 51% by the end of 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern. Pursuant to this provision, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

A company owned by an Indonesian national currently owns a 20% interest in Batu Hijau, and therefore the Newmont/Sumitomo partnership was required to offer a 3% interest for sale in 2006. An offer to sell a 3% interest was made to the government of Indonesia. While the central government declined to participate, local governments in the area in which the mine is located have expressed an interest in acquiring shares, as have various Indonesian nationals. An additional 7% interest in Batu Hijau must be offered for sale in 2007. The Newmont/Sumitomo partnership continues discussions with various interested parties to meet its divestiture obligations.

Ghana

The Ahafo operation (100% owned) is located in the Brong Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of Accra. Ahafo poured its first gold on July 18, 2006 and commenced commercial production in August 2006. Ahafo sold 202,000 ounces of gold in 2006.

Newmont currently operates two open pits at Ahafo with total reserves contained in 15 pits. The process plant consists of a conventional mill and carbon-in-leach circuit. Ahafo reserves as of December 31, 2006, were 12.6 million equity ounces.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement between Newmont and the Government of Ghana. The Agreement establishes a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the Agreement, Newmont will pay corporate income tax at the Ghana statutory tax rate (presently 25%) not to exceed 32.5% and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The Government of Ghana is also entitled to receive 10% of a project’s net cash flow after Newmont has recouped its investment and may acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.

Newmont has one development project in Ghana, currently the subject of further optimization studies. The Akyem project is approximately 80 miles (125 kilometers) northwest of Accra. As of December 31, 2005, Newmont held an 85% interest in the Akyem project. The remaining 15% was held by Kenbert Mines Limited. In January 2006, Newmont acquired the remaining 15% interest, bringing its ownership to 100% of the Akyem project. In the second half of 2006, the Company deferred further development of Akyem, pending completion of permitting, resolution of country-wide power shortages and further engineering and optimization.

Other Operations

Canada.    During 2006, Newmont’s Canadian operations included two underground mines. Golden Giant (100% owned) is located approximately 25 miles (40 kilometers) east of Marathon in Ontario, Canada, and has been in production since 1985. Mining operations at Golden Giant were completed in December 2005 with remnant mining and milling production continuing throughout most of 2006. In 2006, Golden Giant sold 59,300 ounces of gold. Holloway is located approximately 35 miles (56 kilometers) east of Matheson in Ontario, and about 400 miles (644 kilometers) northeast of Golden Giant, and has been in production since 1996. In 2006, Holloway sold 26,000 ounces of gold. On November 6, 2006, Newmont completed the sale of the Holloway mine to St. Andrews Goldfields Ltd. resulting in a $13 pre-tax gain.

Mexico.    Newmont has a 44% interest in La Herradura, which is located in Mexico’s Sonora desert. La Herradura is operated by Industriales Peñoles (which owns the remaining 56% interest) and comprises an open pit operation with run-of-mine heap leach processing. La Herradura sold 79,200 equity ounces of gold in 2006.

Bolivia.    The Kori Kollo open pit mine is on a high plain in northwestern Bolivia near Oruro, on government mining concessions issued to a Bolivian corporation, Empresa Minera Inti Raymi S.A. (“Inti Raymi”), in which Newmont has an 88% interest. The remaining 12% is owned by Mrs. Beatriz Rocabado. Inti Raymi owns and operates the mine. The mill was closed in October 2003 and production continued from residual leaching. In 2005, additional material from the stockpiles and Lla Llagua pit were placed on the existing leach pad and ore from the Kori Chaca pit was processed on a new leach pad. In 2006, the mine sold 113,300 equity ounces of gold.

Minahasa, Indonesia.    Newmont owns 80% of Minahasa and the remaining 20% interest is a carried interest held by P.T. Tanjung Serapung, an unrelated Indonesian company. Minahasa is located on the island of Sulawesi, approximately 1,500 miles (2,414 kilometers) northeast of Jakarta. Mining was completed in late 2001 and gold production was completed in 2004. See Note 29 to the Consolidated Financial Statements for additional information regarding Minahasa.

Operating Statistics

The following tables detail operating statistics related to gold production and sales.

	Nevada			Yanacocha, Peru
Year Ended December 31,	2006	2005	2004	2006	2005	2004
Tons mined (000 dry short tons):
Open pit	191,438	193,565	192,821	217,501	218,933	193,407
Underground	1,651	1,727	1,683	—	—	—
Tons milled/processed (000 dry short tons):
Mill	17,882	15,570	13,610	—	—	—
Leach	22,138	21,660	17,356	118,511	146,645	133,514
Average ore grade (oz/ton):
Mill	0.127	0.157	0.174	—	—	—
Leach	0.026	0.024	0.029	0.026	0.028	0.025
Average mill recovery rate	81.1%	86.0%	88.0%	—	—	—
Ounces produced (000):
Mill	2,059.3	2,060.8	2,127.9	—	—	—
Leach	363.8	350.7	332.5	2,612.2	3,333.1	3,017.3
Incremental start-up	100.3	22.1	—	—	—	—

	2,523.4	2,433.6	2,460.4	2,612.2	3,333.1	3,017.3

Ounces sold (000)	2,534.1	2,444.1	2,538.0	2,572.3	3,327.5	3,039.9

Production costs per ounce:
Direct mining and production costs	$404	$346	$296	$200	$150	$144
Deferred stripping	—	(20)	(15)	—	—	—
By-product credits	(15)	(7)	(8)	(16)	(10)	(8)
Royalties and production taxes	9	8	5	4	3	2
Reclamation/accretion expense	3	2	2	3	2	2
Other	2	4	2	2	2	2

Costs applicable to sales	403	333	282	193	147	142
Depreciation, depletion and amortization	74	51	50	67	62	65

Total production costs	$477	$384	$332	$260	$209	$207

	Australia/New Zealand			Batu Hijau, Indonesia
Year Ended December 31,	2006	2005	2004	2006	2005	2004
Tons mined (000 dry short tons):
Open pit	54,221	60,691	64,083	293,159	225,838	235,455
Underground	4,225	4,023	4,806	—	—	—
Tons milled (000 dry short tons)	13,636	15,893	16,702	47,026	50,210	54,243
Average ore grade (oz/ton)	0.111	0.110	0.117	0.012	0.018	0.016
Average mill recovery rate	91.6%	91.7%	92.3%	79.5%	80.7%	80.9%
Ounces produced (000)	1,393.0	1,595.0	1,818.7	447.7	731.8	718.8

Ounces sold (000)	1,350.1	1,600.5	1,887.6	435.3	720.5	715.2

Production costs per ounce:
Direct mining and production costs	$361	$311	$259	$203	$145	$110
Deferred stripping	—	(5)	9	—	1	13
By-product credits	(10)	(8)	(5)	(9)	(5)	(4)
Royalties and production taxes	27	13	14	13	9	8
Reclamation/accretion expense	4	3	3	2	2	1
Other	2	3	—	—	—	—

Costs applicable to sales	384	317	280	209	152	128
Depreciation, depletion and amortization	89	74	67	46	47	39

Total production costs	$473	$391	$347	$255	$199	$167

Ahafo, Ghana
Year Ended December 31,	2006
Tons mined (000 dry short tons):
Open pit	19,999
Underground	—
Tons milled (000 dry short tons)	3,515
Average ore grade: (oz/ton)	0.065
Average mill recovery rate	88.3%
Ounces produced (000)	202.1

Ounces sold (000)	202.1

Production costs per ounce:
Direct mining and production costs	$277
By-product credits and other	(1)
Royalties and production taxes	18
Reclamation/accretion expense	1
Other	2

Costs applicable to sales	297
Depreciation, depletion and amortization	94

Total production costs	$391

	Other Operations			Total Gold
Year Ended December 31,	2006	2005	2004	2006	2005	2004
Ounces produced (000):
Mill	59.2	161.8	328.6	4,161.3	4,549.4	4,994.0
Leach	208.2	177.6	94.0	3,184.2	3,861.4	3,443.8
Incremental start-up	—	—	—	100.3	22.1	—

	267.4	339.4	422.6	7,445.8	8,432.9	8,437.8

Ounces sold (000)	267.3	336.7	438.1	7,361.2	8,429.3	8,618.8

Production costs per ounce:
Direct mining and production costs	$214	$230	$238	$302	$240	$217
Deferred stripping	—	(8)	3	—	(7)	(3)
By-product credits	(11)	(3)	(3)	(13)	(8)	(6)
Royalties and production taxes	—	6	7	10	7	7
Reclamation/accretion expense	9	6	5	3	2	2
Other	10	2	2	2	3	1

Costs applicable to sales	222	233	252	304	237	218
Depreciation, depletion and amortization	69	58	84	73	60	60

Total production costs	$291	$291	$336	$377	$297	$278

The following table details operating statistics related to copper production and sales.

	Batu Hijau, Indonesia
Year Ended December 31,	2006	2005	2004
Tons milled (000 dry short tons)	47,026	50,210	54,243
Average copper grade	0.55%	0.69%	0.75%
Average copper recovery rate	87.3%	86.7%	87.8%
Copper pounds produced (millions)	453.7	596.0	716.9
Copper pounds sold (millions)	434.7	572.7	683.3

Production costs per pound:
Costs applicable to sales	$0.71	$0.53	$0.45
Depreciation, depletion and amortization	0.15	0.15	0.13

Total production costs	$0.86	$0.68	$0.58

Proven and Probable Equity Reserves

Newmont had proven and probable equity gold reserves of 93.9 million ounces as of December 31, 2006. Gold reserves were calculated at a $500, A$675 or NZ$750 per ounce gold price. Newmont’s 2006 reserves would decline by approximately 7%, or 6.7 million ounces, if calculated at a $475 per ounce gold price. An increase in the gold price to $525 per ounce would increase reserves by approximately 5%, or 4.4 million ounces, all other assumptions remaining constant.

As of December 31, 2006, Newmont’s equity gold reserves in Nevada were 33.1 million ounces. Outside of Nevada, year-end equity gold reserves were 60.8 million ounces, including 18.5 million ounces in Australia/New Zealand, 15.1 million ounces in Peru and 20.3 million ounces in Ghana.

Newmont’s equity copper reserves as of December 31, 2006 were 8.0 billion pounds. Copper reserves were calculated at a price of $1.25 or A$1.70 per pound.

Under Newmont’s current mining plans, all reserves are located on fee property or mining claims or will be depleted during the terms of existing mining licenses or concessions, or where applicable, any assured renewal or extension periods for the licenses or concessions.

Proven and probable equity reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which economic feasibility has been determined. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the several different processing methods to be used. The cut-off grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries and operating costs.

The proven and probable equity reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of gold and copper will be realized. Ounces of gold or pounds of copper in the proven and probable reserves are calculated without regard to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold and copper, as well as increased production costs or reduced metallurgical recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

Reserves are published once each year and will be recalculated as of December 31, 2007, taking into account metal prices, divestments and depletion as well as any acquisitions and additions to reserves during 2007.

The following tables detail gold proven and probable equity reserves(1) reflecting only those reserves owned by Newmont on December 31, 2006 and 2005:

	December 31, 2006
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)	Metallurgical Recovery(3)
Nevada(4)
Carlin Open Pit(5)	100%	25,900	0.069	1,780	245,700	0.040	9,750	271,600	0.042	11,530	74%
Carlin Underground	100%	1,700	0.44	750	5,700	0.44	2,510	7,400	0.44	3,260	94%
Midas(6)	100%	600	0.58	350	600	0.35	200	1,200	0.47	550	95%
Phoenix	100%	—	—	—	295,200	0.027	8,080	295,200	0.027	8,080	75%
Turquoise Ridge(7)	25%	1,200	0.54	640	900	0.54	510	2,100	0.54	1,150	90%
Twin Creeks	100%	15,500	0.084	1,300	49,300	0.075	3,680	64,800	0.077	4,980	81%
Nevada In-Process(8)	100%	45,600	0.024	1,120	––	––	––	45,600	0.024	1,120	66%
Nevada Stockpiles(9)	100%	29,100	0.080	2,330	2,500	0.045	110	31,600	0.077	2,440	76%

		119,600	0.069	8,270	599,900	0.041	24,840	719,500	0.046	33,110	78%

Yanacocha, Peru
Conga(10)	51.35%	—	—	—	317,200	0.019	6,080	317,200	0.019	6,080	79%
Yanacocha In-Process(8)(11)	51.35%	24,000	0.028	670	—	—	—	24,000	0.028	670	71%
Yanacocha Open Pits(11)	51.35%	28,500	0.020	560	249,300	0.031	7,750	277,800	0.030	8,310	68%

		52,500	0.023	1,230	566,500	0.024	13,830	619,000	0.024	15,060	73%

Australia/New Zealand
Boddington, Western Australia(12)	66.67%	100,800	0.027	2,760	276,900	0.023	6,330	377,700	0.024	9,090	82%
Jundee, Western Australia(13)	100%	2,500	0.086	220	4,400	0.29	1,260	6,900	0.21	1,480	93%
Kalgoorlie Open Pits and Underground	50%	34,500	0.061	2,120	40,100	0.064	2,550	74,600	0.063	4,670	86%
Kalgoorlie Stockpiles(9)	50%	13,100	0.032	420	—	—	—	13,100	0.032	420	79%

Total Kalgoorlie, Western Australia(14)	50%	47,600	0.053	2,540	40,100	0.064	2,550	87,700	0.058	5,090	85%

Pajingo, Queensland(15)	100%	600	0.31	170	700	0.17	130	1,300	0.23	300	96%
Tanami Underground and Open Pits	100%	5,100	0.16	800	7,100	0.15	1,060	12,200	0.15	1,860	95%
Tanami Stockpiles(9)	100%	400	0.084	40	2,600	0.032	80	3,000	0.039	120	95%

Total Tanami, Northern Territory(16)	100%	5,500	0.15	840	9,700	0.12	1,140	15,200	0.13	1,980	95%

Martha, New Zealand(17)	100%	—	—	—	4,100	0.14	560	4,100	0.14	560	90%

		157,000	0.042	6,530	335,900	0.036	11,970	492,900	0.038	18,500	86%

Batu Hijau, Indonesia
Batu Hijau Open Pit(18)	52.875%	106,100	0.015	1,540	266,100	0.011	2,960	372,200	0.012	4,500	80%
Batu Hijau Stockpiles(9) (18)	52.875%	—	—	—	145,800	0.004	540	145,800	0.004	540	67%

		106,100	0.015	1,540	411,900	0.009	3,500	518,000	0.010	5,040	79%

Ghana
Ahafo(19)	100%	—	—	—	163,800	0.078	12,620	163,800	0.078	12,620	87%
Akyem(20)	100%	—	—	—	147,200	0.052	7,660	147,200	0.052	7,660	89%

		—	—	—	311,000	0.065	20,280	311,000	0.065	20,280	88%

Other Operations
Kori Kollo, Bolivia(21)	88%	20,300	0.004	80	21,500	0.018	390	41,800	0.011	470	61%
La Herradura, Mexico(22)	44%	27,000	0.020	540	37,500	0.023	850	64,500	0.022	1,390	66%

		47,300	0.013	620	59,000	0.021	1,240	106,300	0.017	1,860	65%

Total Gold		482,500	0.038	18,190	2,284,200	0.033	75,660	2,766,700	0.034	93,850	81%

	December 31, 2005
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)	Metallurgical Recovery(3)
Nevada
Carlin Open Pit	100%	21,000	0.072	1,520	217,300	0.041	8,810	238,300	0.043	10,330	72%
Carlin Underground	100%	1,700	0.53	900	6,000	0.47	2,850	7,700	0.49	3,750	94%
Lone Tree Complex(23)	100%	800	0.096	70	3,200	0.076	250	4,000	0.080	320	80%
Midas	100%	600	0.67	430	900	0.52	470	1,500	0.58	900	95%
Phoenix	100%	—	—	—	308,400	0.029	8,950	308,400	0.029	8,950	81%
Turquoise Ridge(7)	25%	1,100	0.56	620	800	0.57	480	1,900	0.56	1,100	90%
Twin Creeks	100%	14,800	0.081	1,200	46,400	0.072	3,320	61,200	0.074	4,520	82%
Nevada In-Process(8)	100%	46,800	0.021	1,000	2,100	0.067	140	48,900	0.023	1,140	65%
Nevada Stockpiles(9)	100%	22,600	0.089	2,010	4,800	0.053	250	27,400	0.083	2,260	80%

		109,400	0.071	7,750	589,900	0.043	25,520	699,300	0.048	33,270	80%

Yanacocha, Peru
Conga	51.35%	—	—	—	317,200	0.019	6,080	317,200	0.019	6,080	79%
Yanacocha In-Process(8)	51.35%	34,700	0.028	970	—	—	—	34,700	0.028	970	70%
Yanacocha Open Pits	51.35%	30,900	0.024	740	263,600	0.034	8,960	294,500	0.033	9,700	69%

		65,600	0.026	1,710	580,800	0.026	15,040	646,400	0.026	16,750	73%

Australia/New Zealand
Boddington, Western Australia	44.44%	60,600	0.029	1,780	136,800	0.025	3,380	197,400	0.026	5,160	82%
Jundee, Western Australia	100%	2,900	0.060	170	3,700	0.36	1,360	6,600	0.23	1,530	93%
Kalgoorlie Open Pits and Underground	50%	32,900	0.060	1,980	39,400	0.063	2,500	72,300	0.062	4,480	88%
Kalgoorlie Stockpiles(9)	50%	12,600	0.033	420	—	—	—	12,600	0.033	420	88%
Total Kalgoorlie, Western Australia(24)	50%	45,500	0.053	2,400	39,400	0.063	2,500	84,900	0.058	4,900	88%
Pajingo, Queensland	100%	400	0.41	150	1,200	0.25	300	1,600	0.29	450	97%
Tanami Underground and Open Pits	100%	5,400	0.17	890	8,100	0.16	1,330	13,500	0.16	2,220	95%
Tanami Stockpiles(9)	100%	400	0.074	30	2,200	0.037	80	2,600	0.043	110	95%
Total Tanami, Northern Territory	100%	5,800	0.16	920	10,300	0.14	1,410	16,100	0.15	2,330	95%
Martha, New Zealand	100%	—	—	—	3,500	0.16	570	3,500	0.16	570	91%

		115,200	0.047	5,420	194,900	0.049	9,520	310,100	0.048	14,940	88%

Batu Hijau, Indonesia
Batu Hijau Open Pit(18)	52.875%	147,600	0.012	1,770	446,500	0.010	4,540	594,100	0.011	6,310	80%
Batu Hijau Stockpiles(9)(18)	52.875%	—	—	—	103,900	0.003	340	103,900	0.003	340	69%

		147,600	0.012	1,770	550,400	0.009	4,880	698,000	0.010	6,650	80%

Ghana
Ahafo	100%	—	—	—	156,900	0.078	12,190	156,900	0.078	12,190	88%
Akyem	85%	—	—	—	125,100	0.052	6,510	125,100	0.052	6,510	89%

		—	—	—	282,000	0.066	18,700	282,000	0.066	18,700	88%

Other Operations
Holloway, Ontario(25)	100%	50	0.17	10	100	0.20	20	150	0.19	30	90%
Kori Kollo, Bolivia	88%	12,600	0.010	120	16,200	0.019	320	28,800	0.015	440	63%
La Herradura, Mexico	44%	18,100	0.021	380	16,800	0.023	390	34,900	0.022	770	66%
Zarafshan, Uzbekistan(26)	50%	46,700	0.036	1,690	—	—	—	46,700	0.036	1,690	56%

		77,450	0.028	2,200	33,100	0.022	730	110,550	0.027	2,930	60%

Total Gold		515,250	0.037	18,850	2,231,100	0.033	74,390	2,746,350	0.034	93,240	81%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

Proven and probable equity reserves were calculated using different cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material that can be included in the reserves in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and type of milling or leaching facilities available.

2006 reserves were calculated at a $500, A$675 or NZ$750 per ounce gold price unless otherwise noted.

2005 reserves were calculated at a $400, A$550 or NZ$650 per ounce gold price unless otherwise noted.

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

(4)

Cut-off grades utilized in Nevada 2006 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.040 ounce per ton; refractory leach material not less than 0.028 ounce per ton; and refractory mill material not less than 0.051 ounce per ton.

(5)	Includes undeveloped reserves at Castle Reef, North Lantern and Emigrant deposits for combined total undeveloped reserves of 1.8 million ounces.
(6)	Also contains reserves of 6.8 million ounces of silver with a metallurgical recovery of 90%.
(7)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge Joint Venture. Barrick estimated 2006 reserves using a $475 per ounce gold price.
(8)

In-process material is that material on leach pads at the end of the year from which gold remains to be recovered. In-process material is reported separately where tonnage or contained ounces are greater than 5% of the total site-reported reserves and contained ounces are greater than 100,000.

(9)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where tonnage or contained ounces are greater than 5% of the total site-reported reserves and contained ounces are greater than 100,000.

(10)	Deposit is currently undeveloped. Cut-off grade utilized in 2006 reserves not less than 0.009 ounce per ton.
(11)

Reserves include currently undeveloped deposits at Corimayo and Chaquicocha Sur, which contain combined undeveloped reserves of 3.2 million equity ounces. Cut-off grades utilized in 2006 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; and oxide mill material not less than 0.035 ounce per ton.

(12)

Deposit is currently in development. Newmont acquired an additional 22.22% equity interest during 2006, bringing Newmont's equity ownership to 66.67%. Cut-off grade utilized in 2006 reserves not less than 0.010 ounce per ton.

(13)	Cut-off grade utilized in 2006 reserves not less than 0.018 ounce per ton.
(14)	Cut-off grade utilized in 2006 reserves not less than 0.023 ounce per ton.
(15)	Cut-off grade utilized in 2006 reserves not less than 0.018 ounce per ton.
(16)	Cut-off grade utilized in 2006 reserves not less than 0.031 ounce per ton.
(17)	Includes partially developed reserves at the Favona deposit containing 320,000 ounces. Cut-off grade utilized in 2006 reserves not less than 0.029 ounce per ton.
(18)	Percentage reflects Newmont’s economic interest in remaining reserves. Cut-off grade utilized in 2006 reserves not less than 0.011 ounce per ton.
(19)

Deposits are partially developed and milling operations began in 2006. Includes undeveloped reserves totaling 6.4 million ounces. Cut-off grade utilized in 2006 reserves not less than 0.019 ounce per ton.

(20)

Deposit is currently undeveloped. Cut-off grade utilized in 2006 reserves not less than 0.012 ounce per ton. Newmont acquired an additional 15% equity interest during 2006, bringing Newmont’s equity ownership to 100%.

(21)	Cut-off grade utilized in 2006 reserves not less than 0.007 ounce per ton.
(22)	Cut-off grade utilized in 2006 reserves not less than 0.009 ounce per ton.
(23)	The Lone Tree deposit was mined out in 2006. Processing of stockpiles and residual leaching is ongoing.
(24)	Reserves were calculated at a gold price of A$560 per ounce.
(25)	Mine was closed in April 2006 and remaining assets were sold in November 2006.
(26)	See Item 1A, Risk Factors, Risks Related to Newmont Operations, above.

The following tables detail copper proven and probable equity reserves(1) reflecting only those reserves owned by Newmont on December 31, 2006 and 2005:

	December 31, 2006
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)	Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)	Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)	Metallurgical Recovery(3)
Batu Hijau Open Pit(4)	52.875%	106,100	0.53%	1,120	266,100	0.47%	2,530	372,200	0.49%	3,650	85%
Batu Hijau, Stockpiles(4)(5)	52.875%	—	—	—	145,800	0.37%	1,070	145,800	0.37%	1,070	72%

Total Batu Hijau, Indonesia(4)	52.875%	106,100	0.53%	1,120	411,900	0.44%	3,600	518,000	0.46%	4,720	82%

Boddington, Western Australia(6)	66.67%	100,800	0.11%	230	276,600	0.11%	610	377,400	0.11%	840	83%
Conga, Peru(7)	51.35%	—	—	—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%
Phoenix, Nevada	100%	—	—	—	296,600	0.13%	770	296,600	0.13%	770	65%

Total Copper		206,900	0.33%	1,350	1,302,300	0.25%	6,640	1,509,200	0.26%	7,990	81%

	December 31, 2005
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)	Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)	Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)	Metallurgical Recovery(3)
Batu Hijau Open Pit(4)	52.875%	147,600	0.47%	1,390	446,500	0.44%	3,920	594,100	0.45%	5,310	83%
Batu Hijau, Stockpiles(4) (5)	52.875%	—	—	—	103,900	0.36%	750	103,900	0.36%	750	70%

Total Batu Hijau, Indonesia(4)	52.875%	147,600	0.47%	1,390	550,400	0.42%	4,670	698,000	0.43%	6,060	81%

Boddington, Western Australia	44.44%	60,600	0.12%	140	136,600	0.12%	340	197,200	0.12%	480	83%

Conga, Peru	51.35%	—	—	—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%
Phoenix, Nevada	100%	—	—	—	309,900	0.15%	900	309,900	0.15%	900	67%

Total Copper		208,200	0.37%	1,530	1,314,100	0.29%	7,570	1,522,300	0.30%	9,100	81%

(1)

See footnote (1) to the Gold Proven and Probable Equity Reserves tables above. Copper reserves for 2006 were calculated at a $1.25 or A$1.70 per pound copper price. Copper reserves for 2005 were calculated at a $1.00 or A$1.43 per pound copper price.

(2)	See footnote (2) to the Gold Proven and Probable Equity Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Equity Reserves tables above. Pounds are rounded to the nearest 10 million.
(4)	Percentage reflects Newmont’s economic interest in remaining reserves.
(5)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained metal are greater than 5% of the total site reported reserves.

(6)	Deposit is currently in development. Newmont acquired an additional 22.22% equity interest during 2006, bringing Newmont’s equity ownership to 66.67%.
(7)	Deposit is undeveloped.

The following table reconciles year-end 2006 and 2005 gold proven and probable equity reserves:

Newmont Equity Contained Ounces
(in millions)
December 31, 2005	93.2
Depletion(1)	(7.4)
Divestments/Other(2)	(1.5)
Acquisitions(3)	3.7
Revisions and Additions(4)	5.9

December 31, 2006	93.9

(1)	Reserves mined and processed in 2006.
(2)	Expropriation of Newmont's equity ownership of Zarafshan by the Republic of Uzbekistan. See Item 1A, Risk Factors, Risks Related to Newmont Operations, above.
(3)	Includes increase in Newmont’s equity ownership of Boddington from 44.44% to 66.67% and in Akyem from 85% to 100%.
(4)	Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated unit costs and recoveries.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 29 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Newmont’s executive officers as of February 12, 2007 were:

Name	Age	Office
Wayne W. Murdy	62	Chairman and Chief Executive Officer
Britt D. Banks	45	Executive Vice President, Legal and External Affairs
Thomas L. Enos	55	Executive Vice President, Operations
David Harquail	50	Executive Vice President, Exploration and Business Development
Richard T. O’Brien	52	Executive Vice President and Chief Financial Officer
Russell Ball	38	Vice President and Controller
Robert J. Gallagher	55	Vice President, Asia-Pacific Operations
David Gutierrez	52	Vice President, Tax
Brant Hinze	51	Vice President, North American Operations
Thomas P. Mahoney	51	Vice President and Treasurer
Carlos Santa Cruz	51	Vice President, South American Operations
William M. Zisch	49	Vice President, African Operations

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

Mr. Banks was elected Executive Vice President Legal and Public Affairs, in September 2006. He previously served as Senior Vice President and General Counsel from April 2005 to September 2006; Vice President and General Counsel from May 2001 to April 2005; Secretary from April 2001 to April 2004; and Associate General Counsel from July 1996 to May 2001.

Mr. Enos was elected Executive Vice President, Operations, in September 2006. He previously served as Senior Vice President, Operations from October 2005 to September 2006; Senior Vice President, International Operations, from March 2005 to October 2005; Vice President, International Operations, from December 2002 to March 2005; Vice President of Newmont and Managing Director of Newmont Indonesia Limited from May 2002 to November 2002; and Vice President, Indonesian Operations from July 1998 to May 2002.

Mr. Harquail was elected Executive Vice President, Exploration and Business Development in September 2006, having served as Vice President, Merchant Banking from April 2004 to September 2006; President and Managing Director of Newmont Capital Limited since May 2002 and Vice President of Newmont since September 2003. Previously, he served as Senior Vice President of Franco-Nevada Mining Corporation Limited from May 1998 to February 2002.

Mr. O'Brien was elected Executive Vice President and Chief Financial Officer in September 2006, having served as Senior Vice President and Chief Financial Officer since September 2005. Mr. O'Brien was Executive Vice President and Chief Financial Officer of AGL Resources from April 2001 to September 2005 and Vice President of Mirant Corporation from March 2000 to April 2001.

Mr. Ball was elected Vice President and Controller of Newmont in August 2004. Previously, he served as Group Executive, Investor Relations, May 2002 to August 2004 and Finance Director, Indonesia, from June 2001 to April 2002.

Mr. Gallagher was named Vice President, Asia-Pacific Operations, in January 2006. He served as Vice President, Indonesia Operations, from April 2004 to January 2006; Managing Director, Newmont Indonesia Limited from November 2002 to April 2004; General Manager of Newmont's Batu Hijau operations in Indonesia from April 2001 to November 2002; and Director of Operations thereof from August 2000 to April 2001.

Mr. Gutierrez was named Vice President, Tax, in December 2005. Prior to joining Newmont, he was a partner with KPMG LLP from June 2002 to December 2005, serving as the Denver office Tax Managing Partner from September 2003 to December 2005. Prior to that he was a partner with Arthur Andersen LLP, serving as the Tax Managing Partner of the Denver office from September 1997 to June 2002.

Mr. Hinze was elected Vice President, North American Operations, in October 2005. He previously served as General Manager of the Minera Yanacocha operations in Peru from April 2003 to October 2005 and managed Newmont's Minahasa and Martabe projects in Indonesia from January 2001 to December 2002.

Mr. Mahoney was elected Vice President and Treasurer of Newmont in May 2002. He served as Treasurer of Newmont from May 2001 to May 2002. Previously, he served as Assistant Treasurer from March 1997 to May 2001.

Mr. Santa Cruz has served as Vice President, South American Operations, of Newmont since August 2001. He served as General Manager of Minera Yanacocha S.R.L. from 1997 to 2001.

Mr. Zisch has served as Vice President, African Operations since October 2005. He previously served as Group Executive, African Operations, from October 2003 to October 2005; and Operations Manager of the Minera Yanacocha operations in Peru from January 2001 to October 2003.

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

	2006		2005
	High	Low	High	Low
First quarter	$61.95	$47.79	$46.24	$40.40
Second quarter	$58.43	$47.72	$42.45	$35.10
Third quarter	$55.52	$42.75	$48.05	$36.86
Fourth quarter	$47.57	$40.83	$53.69	$42.51

On February 12, 2007, there were outstanding 423,519,644 shares of Newmont’s common stock (including shares represented by CDIs), which were held by approximately 16,413 stockholders of record. A dividend of $0.10 per share of common stock outstanding was declared in each quarter of 2006 and 2005, for a total of $0.40 during each year.

On February 12, 2007, there were outstanding 27,157,953 Exchangeable Shares, which were held by 48 holders of record. The Exchangeable Shares are exchangeable at the option of the holders into Newmont common stock. Holders of Exchangeable Shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

The determination of the amount of future dividends will be made by Newmont’s Board of Directors from time to time and will depend on Newmont’s future earnings, capital requirements, financial condition and other relevant factors.

Issuer purchase of equity securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2006 through October 31, 2006	3,289	(1)(2)	$48.26	—	N/A
November 1, 2006 through November 30, 2006	—		$—	—	N/A
December 1, 2006 through December 31, 2006	386	(1)	$47.01	—	N/A

(1)

Represents shares delivered to the Company from restricted stock held by a Company employee upon vesting for purposes of covering the recipient’s tax withholding obligation, and restricted stock forfeited by a Company employee on termination of employment.

(2)	Represents shares delivered to the Company from restricted stock held by a Company employee upon vesting for purposes of covering the recipient’s tax withholding obligation.

ITEM 6.	SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2006	2005	2004(1)	2003	2002
Revenues	$4,987	$4,352	$4,326	$2,980	$2,458
Income from continuing operations, net of preferred stock dividend	$840	$360	$411	$476	$113
Net income applicable to common shares(2)(3)	$791	$322	$443	$476	$154
Basic income (loss) per common share:
From continuing operations	$1.87	$0.81	$0.93	$1.16	$0.30
Discontinued operations	$(0.11)	$(0.09)	$0.18	$0.08	$0.10
Cumulative effect of a change in accounting principle	$—	$—	$(0.11)	$(0.08)	$0.02

Net income per common share, basic	$1.76	$0.72	$1.00	$1.16	$0.42

Diluted income (loss) per common share:
From continuing operations	$1.86	$0.80	$0.92	$1.15	$0.29
Discontinued operations	$(0.11)	$(0.08)	$0.18	$0.08	$0.10
Cumulative effect of a change in accounting principle	$—	$—	$(0.11)	$(0.08)	$0.02

Net income per common share, diluted	$1.75	$0.72	$0.99	$1.15	$0.41

Dividends declared per common share	$0.40	$0.40	$0.30	$0.17	$0.12

	At December 31,
Total assets	$15,601	$13,992	$12,776	$10,698	$10,147
Long-term debt, including current portion	$1,911	$1,918	$1,590	$1,065	$1,802
Stockholders’ equity	$9,337	$8,376	$7,938	$7,385	$5,419

(1)	Effective January 1, 2004, the Company consolidated Batu Hijau.
(2)

Net income includes the cumulative effect of a change in accounting principle related to a net expense for the consolidation of Batu Hijau of $47 ($0.11 per share, basic) net of tax and minority interest in 2004; a net expense for reclamation and remediation of $35 ($0.08 per share, basic), net of tax, in 2003; and a net gain for depreciation of property, plant and mine development of $8 ($0.02 per share, basic), net of tax, in 2002.

(3)

Net income includes income (loss) from discontinued operations for Golden Grove, Holloway and Zarafshan of ($49) ($0.11 per share, basic), $(38) ($0.09 per share, basic), $79 ($0.18 per share, basic), $nil, and $3 ($0.01 per share, basic) net of tax in 2006, 2005, 2004, 2003 and 2002, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “CHF” to Swiss currency, “NZD$” to New Zealand currency, “IDR” to Indonesian currency and “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three years ended December 31, 2006, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2007;

•	“Accounting Developments,” which provides a discussion of recent changes to our accounting policies that have affected our consolidated results and financial position;

•

“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the last three years;

•	“Results of Consolidated Operations,” which sets forth an analysis of the operating results for the last three years, the Merchant Banking Segment and the Exploration Segment;

•	“Recent Accounting Pronouncements,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results; and

•

“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index. We are also engaged in the exploration for and acquisition of gold properties. We have operations in the United States, Australia, Peru, Indonesia, Canada, Bolivia, New Zealand, Ghana and Mexico.

We face key risks associated with our business. One of the most significant risks is fluctuation in the prices of gold and copper, which are affected by numerous factors beyond our control. Other challenges we face include capital and production cost increases and social and environmental issues. Operating costs at our operations are subject to variation due to a number of factors, such as changing ore grades, metallurgy, revisions to mine plans and changes in accounting principles. At foreign locations, such costs are also influenced by currency fluctuations that may affect our U.S. dollar operating costs. In addition, we must continually replace reserves depleted through production by expanding known ore bodies, by acquisition or by locating new deposits in order to maintain production levels over the long term.

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Years Ended December 31,
	2006	2005	2004
Revenues	$4,987	$4,352	$4,326
Income from continuing operations	$840	$360	$411
Net income	$791	$322	$443
Net income per common share, basic
Income from continuing operations	$1.87	$0.81	$0.93
Net income	$1.76	$0.72	$1.00
Consolidated gold ounces sold (thousands)(1)	7,361	8,429	8,619
Consolidated copper pounds sold (millions)	435	573	683
Average price received(2)
Gold (per ounce)	$599	$441	$412
Copper (per pound)	$1.99	$1.45	$1.33
Costs applicable to sales(3)
Gold (per ounce)	$304	$237	$218
Copper (per pound)	$0.71	$0.53	$0.45

(1)	Includes incremental start-up ounces of 100,300 and 22,100 in 2006 and 2005, respectively.
(2)	Before treatment and refining charges.
(3)	Excludes depreciation, depletion and amortization.

Consolidated Financial Performance

Gold revenues increased in 2006 from 2005 primarily due to higher gold prices, partially offset by lower gold sales volume. Gold sold decreased to 7.4 million ounces in 2006 from 8.4 million ounces in 2005, primarily due to decreased throughput and lower grade ores processed at Yanacocha, Nevada and Batu Hijau, decreased throughput at Australia/New Zealand partially offset by the commencement of operations at Ahafo in the third quarter of 2006. Copper revenues decreased in 2006 from 2005 due to a decrease in copper pounds sold at Batu Hijau, partially offset by an increase in the average realized price (see Results of Consolidated Operations below).

The gold price increases over the last few years were partially offset by higher production costs and fewer gold ounces sold. During the same period, Newmont has seen significant increases in the costs of labor, fuel, power and other bulk consumables.

In addition, our financial and operating results for the year ended December 31, 2006 were impacted by the following (pre-tax):

•	Gain on the sale of the Alberta Oil Sands project ($266 in 2006);

•	Increased income tax expense ($114 greater than 2005);

•	Loss on the expropriation of the Zarafshan-Newmont Joint Venture (“ZNJV”) ($101 in 2006);

•	Increased reclamation and remediation costs ($47 in 2006);

•	Loss on the early extinguishment of prepaid forward sales obligation ($40 in 2006);

•	Increased exploration expenditures ($23 greater than 2005); and

•	Increased advanced projects research and development expenditures ($21 greater than 2005).

Liquidity

The Company’s financial position was as follows:

	At December 31,
	2006	2005
Total debt	$1,911	$1,918
Total stockholders’ equity	$9,337	$8,376
Cash and cash equivalents	$1,166	$1,082

During 2006 our debt and liquidity positions were affected by the following:

•	Net proceeds from the issuance of debt of $198;

•	Net cash provided from continuing operations of $1,237;

•	Proceeds from the sale of discontinued operations of $40 and other assets of $334;

•	Scheduled debt repayments of $111 cash and $48 non-cash;

•	Early extinguishment of prepaid forward sales obligation of $48;

•	Capital expenditures at continuing operations of $1,551;

•	Dividends paid to common shareholders of $180; and

•	Dividends paid to minority interests of $264.

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

•	Fluctuations in gold prices and, to a lesser extent, copper prices;

•

Newmont expects 2007 consolidated gold sales of approximately 6.1 to 6.6 million ounces (approximately 5.2 to 5.6 million equity ounces), primarily as a result of lower production from Yanacocha and Australia, as well as the closure of Lone Tree in Nevada and Golden Giant in Canada in 2006.

•

Costs applicable to sales per ounce for 2007 are expected to be approximately 25% higher than 2006, primarily from lower production at Yanacocha and Australia, as well as higher labor, consumables and energy prices in all operating regions. Additionally, future potential power interruptions in Ghana could further impact the Company’s Costs applicable to sales in 2007.

•

The Company anticipates capital expenditures of approximately $1.8 to $2.0 billion in 2007, with approximately one third invested in Nevada, one third in Australia/New Zealand and the remaining one third invested at the other locations. Approximately $0.8 to $0.9 billion of the 2007 capital budget is allocated to sustaining investments, with the remaining $1.0 to $1.1 billion allocated to new project development and improvement initiatives, including the Boddington project, continued development of the power plant in Nevada and completion of the Yanacocha gold mill.

•	We expect 2007 exploration expenditures of approximately $170 to $175 and 2007 advanced projects, research and development expenditures of approximately $85 to $100; and

•

The construction of the Boddington project, the 200 megawatt coal-fired power plant in Nevada and the gold mill at Yanacocha, as well as potential future investments in the Akyem project in Ghana and the Conga project in Peru will require significant funds for capital expenditures. At current gold and copper prices, new sources of capital will be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices and our operational performance, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities and pay dividends could be significantly constrained.

Accounting Developments

Pensions

As of December 31, 2006, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 required employers that sponsor one or more defined benefit plans to (i) recognize the funded status of a benefit plan in its statement of financial position, (ii) recognize the gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income, net of tax, (iii) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of adopting FAS 158 on the Consolidated Balance Sheets was as follows:

	Before Application of FAS 158	Adjustment	After Application of FAS 158
Other long-term assets	$193	$(15)	$178
Total assets	$15,616	$(15)	$15,601
Employee pension and other benefits	$229	$27	$256
Deferred income taxes	$717	$(14)	$703
Accumulated other comprehensive income	$700	$(27)	$673
Total stockholders’ equity	$9,364	$(27)	$9,337

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). The Company adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

As a result of adopting FAS 123(R), the Company’s Income from continuing operations and Net income for 2006 is $19 ($0.04 per share) lower, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year periods. Prior to the adoption of FAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was included in operating cash flows, along with other tax cash flows. FAS 123(R) requires tax benefits relating to the deductibility of increases in the equity instruments issued under share-based compensation arrangements that are not included in Costs applicable to sales (“excess tax benefits”) to be presented in the Statement of Cash Flows as financing cash inflows. The benefit realized for tax deductions from option exercises totaled $3 in 2006.

Deferred Stripping Costs

On January 1, 2006 the Company adopted Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance required the recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to earnings in the period of adoption for prior periods. The cumulative effect adjustment reduced retained earnings by $81 (net of tax and minority interests) and eliminated the $71 net deferred stripping asset from the balance sheet. Adoption of EITF 04-06 had no impact on the Company’s cash position or net cash from operations.

Consolidation of Batu Hijau

In December 2003, FASB issued Interpretation No. 46R (“FIN 46R”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Newmont identified the Nusa Tenggara Partnership (“NTP”) and P.T. Newmont Nusa Tenggara (“PTNNT”) (collectively, “Batu Hijau”) as VIEs. Therefore, as of January 1, 2004, the Company has fully consolidated Batu Hijau in its Consolidated Financial Statements.

Under the Batu Hijau Contract of Work, a portion of the project must be offered for sale to the Indonesian government or to Indonesian nationals. Therefore, it is possible that future changes in the Company’s economic ownership interest in Batu Hijau would result in the Company accounting for its investment in Batu Hijau using the equity method of accounting, significantly impacting the Company’s Consolidated Financial Statements. In this case, Batu Hijau revenues, expenses, assets, liabilities, minority interests and cash flows would no longer be individually reported in the Company’s Consolidated Financial Statements. The Company’s share of Batu Hijau net income would be reported as Equity income of affiliates in the Statements of Consolidated Income, the net investment in Batu Hijau would be included in Investments in the Consolidated Balance Sheets and dividends received from Batu Hijau would be reported in Operating activities in the Statements of Consolidated Cash Flows.

Upon consolidation of Batu Hijau, effective January 1, 2004, certain adjustments were recorded to the opening balance sheet of PTNNT to conform to Newmont’s accounting policies. These adjustments were recorded to change from units-of-production depreciation of processing plant and mining facilities to straight-line depreciation of such facilities and to change from allocating costs to stockpile inventories based on mining costs per ton to allocating costs based on recoverable pounds of copper equivalent contained in the various categories of stockpiles. The impact of these adjustments was a charge of $47, net of income tax expense and minority interest which has been recorded in Cumulative effect of a change in accounting principle, net of tax in the 2004 Statement of Consolidated Income.

Critical Accounting Policies

Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Carrying Value of Goodwill

As of December 31, 2006, the carrying value of goodwill was approximately $3,004. Goodwill was assigned to the Company’s Merchant Banking ($1,661) and Exploration ($1,129) Segments and to various mine site reporting units in the Australia/New Zealand Segment ($214). Substantially all of this goodwill arose in connection with our February 2002 acquisitions of Normandy and Franco-Nevada, and represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Our approach to allocating goodwill was to identify those reporting units that we believed had contributed to such excess purchase price. We then performed valuations to measure the incremental increases in the fair values of such reporting units that were attributable to the acquisitions, and that were not already captured in the fair values assigned to such units’ identifiable net assets. In the case of the Merchant Banking and Exploration Segments, these valuations were based on each reporting unit’s potential for future growth, and in the case of the mine site reporting units, the valuation was based on the merger-related synergies that were expected to be realized by each mine site reporting unit.

We evaluate, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, we compare the estimated fair values of the reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its fair value at the time of the evaluation, we would compare the implied fair value of the reporting unit’s goodwill to its carrying amount and any shortfall would be charged to earnings. Assumptions underlying fair value estimates are subject to risks and uncertainties. Newmont performed its annual impairment tests of goodwill during the fourth quarter of 2006 and determined that goodwill was not impaired as of December 31, 2006. A similar assessment by the Company during the fourth quarter of 2005 determined that the Nevada reporting unit was impaired as of December 31, 2005. To the extent the assumptions used in the Company’s valuation models, described below, for such impairment tests are not achieved in the future, it is reasonably possible that the Company will record charges for impairment of goodwill in future periods. The specific application of the Company’s goodwill impairment policy with respect to the Merchant Banking Segment, Exploration Segment and mine site reporting units is separately discussed below.

Merchant Banking Segment Goodwill

Newmont’s Merchant Banking Segment is comprised of an equity portfolio, focused on managing the Company’s portfolio of equity securities, a royalty portfolio, portfolio management activities, providing in-house investment banking and advisory services to the Company, and downstream business activities.

As of December 31, 2006, the $1,661 carrying value of the Merchant Banking Segment goodwill represented approximately 54% of the carrying value of the total assets of the Merchant Banking Segment. Based on a December 31, 2006 valuation of the Merchant Banking Segment, the Company concluded that the fair value of the Merchant Banking Segment was significantly in excess of its carrying value as of December 31, 2006.

The December 31, 2006 discounted cash flow analysis for the Equity Portfolio of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) pre-tax returns on investment ranging from 35% in 2007 and gradually declining to 15% in 2014 through 2016; (iv) an initial equity portfolio investment of approximately $1,400; (v) capital infusions of $50 annually for the next three years; and (vi) a terminal value of approximately $5,400.

The December 31, 2006 discounted cash flow analysis for the Royalty Portfolio of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; (iii) an annual growth rate of 5% in the Royalty Portfolio; and (iv) a pre-tax rate of return on investment of 13%.

The December 31, 2006 discounted cash flow analysis for the Portfolio Management of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax advisory fee of 5% on approximately $500 of transactions and value-added activities in 2007, with the dollar amount of such transactions and activities increasing by 5% annually thereafter.

The December 31, 2006 discounted cash flow analysis for the downstream business of the Merchant Banking Segment assumed: (i) a discount rate of 9%; (ii) a time horizon of ten years; and (iii) a pre-tax annual return on investment of 15%. The December 31, 2006 discounted cash flow analysis assumed a combined terminal value for the royalty portfolio, portfolio management and downstream business of approximately $700.

For purposes of valuing the Merchant Banking Segment in the future, the Company expects that the valuation model will continue to be reevaluated and enhanced to recognize the activities and objectives of the

Merchant Banking Segment. The key drivers of such future valuations are expected to include (i) expected long-term investment returns, adjusted for Company specific and market driven factors; (ii) expected economic value to be added by the Merchant Banking Segment in addition to such investment returns; (iii) the level of capital accessible by the Merchant Banking Segment; and (iv) other relevant facts and circumstances. To determine the appropriate returns, investment levels and other assumptions for purposes of this analysis, the Company will (i) review the expected and actual returns from transactions that were initiated and/or completed since the last impairment test; (ii) assess the actual economic value added by other Merchant Banking Segment activities since the last impairment test; and (iii) assess the ongoing appropriateness of all assumptions impacting the valuation based on then current conditions and expectations. The Company believes that any model used to value the Merchant Banking Segment will need to take into account the relatively long time horizon required to evaluate the investment returns and other economic value added activities of the Merchant Banking Segment.

A high degree of judgment is involved in determining the assumptions and estimates used to determine the fair value of the Merchant Banking Segment. Accordingly, no assurance can be given that actual results will not differ significantly from the corresponding assumptions and estimates. If a triggering event were to occur that could reasonably be expected to result in an impairment of the carrying value of the Merchant Banking Segment, the Company would be required to test the goodwill assigned to the Merchant Banking Segment as of the end of the reporting period in which any such event occurred. The Company believes that triggering events with respect to the Merchant Banking Segment could include, but are not limited to: (i) the Company’s partial or complete withdrawal of financial support for the Merchant Banking Segment; (ii) a significant reduction in management’s long-term expectation of the price of gold or oil, given the adverse effect such a development could have on the fair values of the Merchant Banking Segment’s investment and royalty interest portfolios and the Merchant Banking Segment’s prospects for future growth; (iii) the divestiture of a significant portion of the Merchant Banking Segment’s investment portfolio together with management’s determination not to fund the replenishment of such portfolio for the foreseeable future; and (iv) any other event that might adversely affect the ability of the Merchant Banking Segment to consummate transactions that create value for the Company. The Company currently has no plans to withdraw financial support for the Merchant Banking Segment. For a discussion of the results of operations of the Merchant Banking Segment, see Results of Consolidated Operations, Merchant Banking Segment, below.

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

The valuation model includes management’s best estimates of future reserve additions from exploration activities and all revenues and costs associated with their discovery, development and production. Historical proven and probable reserve additions, excluding acquisitions, are used as an indicator of the Exploration Segment’s ability to discover additional reserves in the future. Actual reserve additions may vary significantly from year to year due to the time required to advance a deposit from initial discovery to proven and probable reserves and based on the timing of when proven and probable reserves can be reported under the Securities and Exchange Commission Industry Guide 7. The valuation model assumes that the Company will be able to perpetually develop and produce the assumed additions to proven and probable reserves from future discoveries at existing or new mine site reporting units. These estimates assume that the Company will continue to find reserves of sufficient size and quality to meet the Company’s operational and return thresholds in increasing quantities in perpetuity. Future discoveries could become increasingly difficult to locate, and even if the Company finds reserves in a sufficient quality and size, they may consist of a larger number of smaller deposits that could be more costly to develop and or operate than historically experienced. The development and production of reserves will eventually lead to the depletion of existing mine site reporting units and require the perpetual development of new mines in increasing quantities through successful greenfield exploration. A reduction in reserves or a lower than expected increase in reserve additions, or a greater than expected increase in operating, capital or finding costs, may negatively impact the value of the Exploration Segment and may result in the impairment of the Exploration Segment’s goodwill.

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

Internally generated proven and probable reserve additions are attributed to the Exploration Segment for purposes of determining the Company’s assumptions with respect to the expected future performance of the Exploration Segment only to the extent that such additions are derived from (i) a discovery made by the Company; or (ii) a discovery made on previously acquired properties as a result of exploration efforts conducted subsequent to the acquisition date. A portion of the additions to proven and probable reserves during 2004 through 2006 was derived from the conversion of mineralized material that had been assigned value as part of the purchase price allocation process. In addition, the Company expects that a portion of internally generated reserve additions during 2007 and the next several years will also be derived from the conversion of mineralized material which had been assigned value as part of purchase price accounting. To avoid duplication, the reserves which are expected to be derived from this mineralized material in the future are excluded from the reserve additions used in the valuation of the Exploration Segment performed in connection with the Company’s goodwill impairment tests.

As of December 31, 2006, the $1,129 carrying value of the Exploration Segment goodwill represented approximately 87% of the carrying value of the total assets of the Exploration Segment. Based on valuations of the Exploration Segment as of December 31, 2006 and 2005, the Company concluded that substantially all of the fair value of the Exploration Segment, which was significantly in excess of the carrying value, was derived from the terminal value. Based on the period required to advance projects from initial discovery to production, the valuation model has negative net cash flows for approximately the first 10 years and more than 100% of the fair value of the Exploration Segment is attributable to its terminal value. The valuation models included the following assumptions:

	At December 31,
	2006	2005
Initial year additions to reserves (gold ounces in millions):
Total additions	8.6	9.5
Less: Additions previously valued in purchase accounting	(0.6)	(0.9)

Additions attributable to the Exploration Segment	8.0	8.6

Annual reserve addition and terminal growth rate	4%	5%
Time horizon (years)	16	16
Time lag between reserve additions and production (years)	7.5	7.1
Production period (years)	5	5
Discount rate	8%	8%
Price/cost assumptions (per ounce of gold):
Gold price	$550	$450
Operating costs	$331	$264
Capital costs	$73	$56
Finding costs	$15	$13

The cash flow assumptions used in the valuation models are burdened only to the extent of management’s estimate of the Company’s internal costs to explore, develop and produce the expected discoveries based on the Company’s historical experience and long-term plans. The cost assumptions may not be representative of what a third party would be required to pay for access to the Company’s properties. The annual reserve addition and terminal growth rate assumptions have a significant impact on the fair value of the Exploration Segment. Due to the shortfall in reserve additions during the last two years, the Company has revised its assumptions for initial year additions to gold reserves and the annual reserve addition and terminal growth rate. If these rate assumptions were reduced further from 4% to 3%, the fair value of the Exploration Segment would have been approximately $1,000 lower as of December 31, 2006. Price and cost assumptions were updated to reflect the Company’s long-term planning assumptions. As of December 31, 2006 and 2005, the terminal value of the Exploration Segment was approximately $5.2 billion and $7.5 billion, respectively.

The December 31, 2006 Exploration Segment goodwill valuation model assumes proven and probable reserve additions attributable to the Exploration Segment of 8.0 million equity ounces in 2007. Actual proven and probable additions attributable to the Exploration segment for 2006, 2005 and 2004 compared to assumptions used as of December 31, 2005, 2004 and 2003, respectively, were as follows:

(millions of equity ounces)	Actual	Assumption(1)	Excess (shortfall)
2006
Total additions	5.9	9.5	(3.6)
Additions previously valued in purchase accounting	(0.9)	(0.9)	—

Additions attributable to the Exploration Segment	5.0	8.6	(3.6)

2005
Total additions	9.4	11.0	(1.6)
Additions previously valued in purchase accounting	(1.2)	(1.0)	(0.2)

Additions attributable to the Exploration Segment	8.2	10.0	(1.8)

2004
Total additions	12.4	7.9	4.5
Additions previously valued in purchase accounting	(1.9)	(5.0)	3.1
Reclassification of Cerro Quilish reserves	(2.0)	—	(2.0)

Additions attributable to the Exploration Segment	8.5	2.9	5.6

(1)	Additions assumed in the Exploration Segment valuation models for 2006 as of December 31, 2005, for 2005 as of December 31, 2004 and for 2004 as of December 31, 2003.

Triggering events that impact certain assumptions used in the Exploration Segment valuation model and require an asset impairment evaluation with respect to the Exploration Segment would include, but are not limited to: (i) the Company’s partial or complete withdrawal of financial support for the Exploration Segment; (ii) a significantly lower assumed annual reserve addition growth rate; (iii) a significant decrease in the Company’s long-term expectation of the price of gold; (iv) a significant change in the financial markets resulting in a significant increase in the discount rate; (v) a significant increase in long-term operating, capital and finding cost estimates; and (vi) a significant impairment at an existing mine location (an impairment could call into question the projections of future exploration success which are based on historical results both positive and negative). The Company currently has no plans to withdraw financial support for the Exploration Segment. For a discussion of the results of operations of the Exploration Segment, see Results of Consolidated Operations, Exploration Segment, below.

Mine Site Goodwill

The assignment of goodwill to mine site reporting units was based on synergies that have been incorporated into the Company’s operations and business plans over time and from the purchase of an additional 22.22% of the Boddington project in Australia during 2006. The amount of goodwill assigned to each segment or reporting unit was based on discounted cash flow analyses that assumed risk-adjusted discount rates over the remaining lives of the applicable mining operations. The Company believes that triggering events with respect to the goodwill assigned to mine site reporting units could include, but are not limited to: (i) a significant decrease in the Company’s long-term gold and copper price assumptions; (ii) a decrease in reserves; (iii) a significant reduction in the estimated fair value of mine site exploration potential; and (iv) any event that might otherwise adversely affect mine site production levels or costs. The Company performed its annual impairment test of mine site goodwill as of December 31, 2006 and determined that the fair value of each mine site reporting unit was in excess of the relevant carrying value as of December 31, 2006. For more information on the discounted cash flows used to value mine site reporting units, see Carrying Value of Long-Lived Assets, below.

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

The calculation of the UOP rate of amortization, and therefore the annual amortization charge to operations, could be materially impacted to the extent that actual production in the future is different from current forecasts of production based on proven and probable reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining reserves. These factors could include: (i) an expansion of proven and probable reserves through exploration activities; (ii) differences between estimated and actual costs of production, due to differences in grade, metal recovery rates and foreign currency exchange rates; and (iii) differences between actual commodity prices and commodity price assumptions used in the estimation of reserves. Such changes in reserves could similarly impact the useful lives of assets depreciated on a straight-line basis, where those lives are limited to the life of the mine, which in turn is limited to the life of the proven and probable reserves.

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

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces based on assay data, and the estimated recovery percentage based on the expected processing method. Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and removed at the average cost per recoverable ounce of gold in the stockpile. Stockpiles are reduced as material is removed and processed further. The adoption of EITF 04-06 resulted in the allocation of deferred and advanced stripping costs to stockpiles and the value of the Company’s stockpiles decreased from $532 as of December 31, 2005 to $515 as of January 1, 2006. As of December 31, 2006, the Company’s stockpiles had a total carrying value of $743.

Costs that are incurred in or benefit from the productive process are accumulated as stockpiles. The Company records stockpiles at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price of the product based on prevailing and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and actual production levels. During the years ended December 31, 2006, 2005 and 2004, write-downs of stockpiles to NRV totaled $2, $10 and $10, respectively.

Cost allocation to stockpiles and the NRV measurement involves the use of estimates and assumptions unique to each mining operation regarding current and future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions.

Carrying Value of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and costs of production, capital and reclamation costs, all based on life-of-mine plans. The significant assumptions in determining the future discounted cash flows for each mine site reporting unit as of December 31, 2006, apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $550 per ounce and Australian and Canadian dollar exchange rates of A$1.33 and CDN$1.11, respectively per $1.00.

Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

As discussed above under Depreciation, Depletion and Amortization, various factors could impact the Company’s ability to achieve its forecasted production schedules from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as other mine-related exploration potential and greenfields exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

Stripping Costs

Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. Capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period.

Prior to 2006 (see Note 3 to Consolidated Financial Statements) at some of the Company’s mining operations, deferred stripping costs were charged to Costs applicable to sales as gold or copper was sold using the units of production method based on estimated recoverable quantities of proven and probable gold or copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which resulted in the recognition of the costs of waste removal activities over the life of the mine as gold or copper was sold. The application of the deferred stripping accounting method generally resulted in an asset (deferred stripping costs), although a liability (advanced stripping costs) arose when the actual stripping ratio incurred to date was less than the expected stripping ratio over the life of the mine. The Advanced stripping costs primarily pertained to the Batu Hijau operation.

Financial Instruments

All financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair market value, with the exception of contracts that qualify for the normal purchases and normal sales exemption. Changes in the fair market value of derivatives recorded on the balance sheet are recorded in the statements of consolidated operations, except for the effective portion of the change in fair market value of derivatives that are designated as a cash flow hedge and qualify for cash flow hedge accounting. The Company’s portfolio of derivatives includes various complex instruments that are linked to gold prices and other factors. Management applies significant judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding gold and other commodity prices, gold lease rates, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair market value of derivatives. In addition, certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair market value of these instruments are deferred in Accumulated other comprehensive income and will be recognized in the statements of consolidated operations when the underlying production designated as the hedged item is sold. All derivative contracts qualifying for hedge accounting are designated against the applicable portion of future production from proven and probable reserves, where management believes the forecasted transaction is probable of occurring. To the extent that management determines that such future production is no longer probable of occurring due to changes in the factors impacting the determination of reserves, as discussed above under Depreciation, depletion and amortization, gains and losses deferred in Accumulated other comprehensive income would be reclassified to the statements of consolidated operations immediately.

Reclamation and Remediation Obligations (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance will occur. The Company reviews, on at least an annual basis, the asset retirement obligation at each mine site in accordance with FASB FAS No. 143, “Accounting for Asset Retirement Obligations.”

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred. Such cost estimates include, where applicable, ongoing care, water treatment, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

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

Consolidated Financial Results

Sales—gold, net increased in 2006 compared to 2005 due to a $158 per ounce increase in the average realized price, partially offset by a decrease in ounces sold. In 2005, gold sales increased over 2004 primarily due to a $29 per ounce increase in the average realized price, partially offset by a decrease in ounces sold. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

The following analysis reflects the increase in consolidated gold sales:

	Years Ended December 31,
	2006	2005	2004
Consolidated gold sales:
Gross	$4,346	$3,706	$3,551
Less: Treatment and refining charges	(30)	(26)	(11)

Net	$4,316	$3,680	$3,540

Consolidated gold ounces sold (thousands)
Gross	7,361	8,429	8,619
Less: Incremental start-up sales	(100)	(22)	—

Net	7,261	8,407	8,619

Average realized gold price per ounce:
Before treatment and refining charges	$599	$441	$412
After treatment and refining charges	$594	$437	$411

The change in consolidated gold sales is due to:

	2006 vs. 2005	2005 vs. 2004
Reduction in consolidated ounces sold	$(505)	$(87)
Increase in average realized gold price	1,145	242
Increase in treatment and refining charges	(4)	(15)

	$636	$140

Sales—copper, net were unchanged in 2006 compared to 2005 as lower sales volumes were offset by higher realized prices. In addition, in 2006 a loss of $56 was included in Other income, net for the ineffective portion of copper hedges. In 2005, copper sales decreased compared to 2004 due to a 16% decrease in copper pounds sold, partially offset by a 9% increase in the average realized copper price. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

The following analysis reflects the changes in consolidated copper sales:

	Years Ended December 31,
	2006	2005	2004
Consolidated copper sales:
Gross before hedging	$1,333	$953	$880
Hedging losses	(633)	(258)	(39)
Provisional pricing mark-to-market	165	138	66

Gross after hedging	865	833	907
Less: Treatment and refining charges	(194)	(161)	(121)

Net	$671	$672	$786

Consolidated copper pounds sold (millions)	435	573	683
Average realized price per pound:
Gross before hedging	$3.07	$1.66	$1.29
Hedging losses	(1.46)	(0.45)	(0.06)
Provisional pricing mark-to-market	0.38	0.24	0.10

Gross after hedging	1.99	1.45	1.33
Less: Treatment and refining charges	(0.45)	(0.28)	(0.18)

Net	$1.54	$1.17	$1.15

The change in consolidated copper sales is due to:

	2006 vs. 2005	2005 vs. 2004
Decrease in consolidated pounds sold	$(201)	$(146)
Increase in average realized copper price	233	72
Increase in treatment and refining charges	(33)	(40)

	$(1)	$(114)

The following is a summary of net gold and copper sales:

	Years Ended December 31,
	2006	2005	2004
Gold
Nevada, USA	$1,441	$1,053	$1,037
Yanacocha, Peru	1,543	1,490	1,250
Australia/New Zealand:
Tanami, Australia	250	221	273
Kalgoorlie, Australia	198	183	192
Jundee, Australia	190	154	156
Pajingo, Australia	105	87	104
Martha, New Zealand	71	73	54

	814	718	779

Batu Hijau, Indonesia	264	318	288
Ahafo, Ghana	124	—	—
Other Operations:
Golden Giant, Canada	35	73	66
Kori Kollo, Bolivia	77	44	10
La Herradura, Mexico	48	36	27
Ovacik, Turkey	—	—	44
Minahasa, Indonesia	—	—	32

	160	153	179

Corporate	(30)	(52)	7

	$4,316	$3,680	$3,540

Copper
Batu Hijau, Indonesia	$671	$672	$786

Costs applicable to sales—gold increased in 2006 compared to 2005 due to higher labor and input commodity prices and lower grades at Nevada, Batu Hijau and Yanacocha, higher waste removal at Yanacocha and Batu Hijau, as well as increased operating costs from the start-up of Phoenix and Leeville in Nevada and Ahafo in Ghana. The increase in 2005 from 2004 resulted primarily from increased operating costs in Nevada and at Yanacocha. Costs applicable to sales—copper were $308 and $303 in 2006 and 2005, respectively. Newmont has seen significant increases in the costs of labor, fuel, power and other consumables during these periods. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales by operation:

	Years Ended December 31,
	2006	2005	2004
Gold
Nevada, USA	$980	$807	$716
Yanacocha, Peru	498	487	432
Australia/New Zealand:
Tanami, Australia	155	162	194
Kalgoorlie, Australia	163	144	141
Jundee, Australia	113	115	106
Pajingo, Australia	61	58	59
Martha, New Zealand	27	29	28

	519	508	528

Batu Hijau, Indonesia	91	109	91
Ahafo, Ghana	60	—	—
Other Operations:
Golden Giant, Canada	13	48	48
Kori Kollo, Bolivia	27	16	10
La Herradura, Mexico	19	15	10
Ovacik, Turkey	—	—	23
Minahasa, Indonesia	—	—	20

	59	79	111

	$2,207	$1,990	$1,878

Copper
Batu Hijau, Indonesia	$308	$303	$305

Deferred stripping.    The net deferred stripping amounts included in Costs applicable to sales by operation were as follows:

	Years Ended December 31,
	2005	2004
Gold
Nevada, USA	$(47)	$(39)
Australia/New Zealand:
Tanami, Australia	—	8
Kalgoorlie, Australia	(9)	4
Martha, New Zealand	2	(4)

	(7)	8

Batu Hijau, Indonesia	—	9
Other Operations:
La Herradura, Mexico	(3)	—
Ovacik, Turkey	—	(3)

	(3)	(3)

	$(57)	$(25)

Copper
Batu Hijau, Indonesia	$1	$29

See Accounting Developments, above.

Depreciation, depletion and amortization remained at the same level in 2006 from 2005, as capital spending increases from the start-up of Phoenix and Leeville in Nevada and Ahafo in Ghana and capital expenditures at other operations were offset by lower production at Yanacocha and Batu Hijau. The decrease in 2005 from 2004 primarily resulted from the disposition of the Ovacik mine in Turkey and lower consolidated ounces sold. Depreciation, depletion and amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease. For a complete discussion, see Results of Consolidated Operations, below. Newmont expects Depreciation, depletion and amortization to increase to approximately $800 to $865 in 2007.

The following is a summary of Depreciation, depletion and amortization by operation:

	Years Ended December 31,
	2006	2005	2004
Nevada, USA	$180	$124	$127
Yanacocha, Peru	172	205	198
Australia/New Zealand:
Tanami, Australia	30	33	38
Kalgoorlie, Australia	25	17	16
Jundee, Australia	26	27	27
Pajingo, Australia	28	25	31
Martha, New Zealand	10	16	14

Gold	119	118	126
Other	3	3	4

	122	121	130

Batu Hijau, Indonesia
Gold	20	34	28
Copper	66	87	90

	86	121	118

Ahafo, Ghana	19	1	1
Other Operations:
Golden Giant, Canada	1	11	11
Kori Kollo, Bolivia	9	4	2
La Herradura, Mexico	8	5	5
Ovacik, Turkey	—	—	16
Minahasa, Indonesia	—	—	3

Gold	18	20	37
Other	1	2	3

	19	22	40

Other:
Merchant Banking	19	21	24
Exploration	3	4	3
Corporate and Other	16	16	11

	38	41	38

	$636	$635	$652

Exploration period-to-period increases reflect increased exploration and related activity in response to higher gold prices and increased labor and consumable costs. Advanced projects, research and development costs represent spending on advanced projects, feasibility studies and drilling at Phoenix, Martabe, Akyem, Ahafo and Conga. Newmont expects Exploration to be approximately $170 to $175 and Advanced projects, research and development to be approximately $85 to $100 in 2007.

General and administrative expense increased in 2006 from 2005 primarily due to $12 of stock option expense. General and administrative expense as a percentage of revenues was 3.0% in 2006, compared to 3.1% in 2005 and 2.7% in 2004. Newmont expects General and administrative expenses to be approximately $155 to $165 in 2007, including $10 in stock option expense.

Write-down of goodwill was $nil, $41 and $52 for 2006, 2005 and 2004, respectively. The 2005 expense was related to the Nevada segment resulting from anticipated increased future operating and capital costs. The 2004 expense was related to the Pajingo reporting unit in Australia resulting from anticipated increased future operating costs and lower grade ore.

Write-down of long-lived assets totaled $3, $43 and $39 for 2006, 2005 and 2004, respectively. The 2006 write-down primarily related to equipment. The 2005 write-down primarily related to the Martabe exploration project in Indonesia and exploration tenements in Australia. The 2004 write-down included $16 related to the Ovacik mine in Turkey. The remainder of the write-down for 2004 was related to exploration tenements in Australia, mineral interests at Pajingo, and processing facilities at Yanacocha.

For a discussion of the Company’s policy for assessing the carrying value of its goodwill and long-lived assets for impairment, see Critical Accounting Policies, above.

Other expense, net includes the following:

	Years Ended December 31,
	2006	2005	2004
Reclamation and remediation	$47	$38	$(11)
Peruvian royalty	22	—	—
Buyat Bay settlement and other (Note 29)	22	56	7
Peruvian worker’s participation reserves	15	—	—
Yanacocha leach pad repair	10	—	—
Other	33	18	38

	$149	$112	$34

The 2006 expense primarily includes changes in environmental obligation estimates at non-operating sites, legal and other costs incurred in regards to pollution allegations at Minahasa and at Yanacocha, a new Peruvian royalty, costs associated with leach pad repairs and Peruvian worker’s participation reserves. The 2005 expense included legal and other costs incurred in regards to pollution allegations at Minahasa, changes in environmental obligation estimates at other non-operating properties, costs incurred to stabilize material and repair damage to roads and utility lines for a waste dump slide in Nevada and a pension settlement loss. The 2004 expense related to the closure of Minahasa, care and maintenance charges at Ovacik in Turkey, engineering and permitting expenses for the power plant in Nevada and other miscellaneous expenses.

Other income, net is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Gain on sale of Alberta Oil Sands project	$266	$—	$—
Royalty and dividend income, net	120	79	64
Interest income	67	59	23
Gain on sale of Martabe project	30	—	—
Income from development projects, net	19	—	—
Gain (loss) on investments, net	13	54	(39)
Gain on sale of property, plant and equipment	12	11	20
Foreign currency exchange gains	5	8	7
Gain on sale of other assets, net	6	37	8
Gain on QMC debt guarantee	—	9	11
Loss on early extinguishment of debt	(40)	—	—
(Loss) gain on ineffective portion of derivative investments, net	(60)	2	2
Other	13	10	6

	$451	$269	$102

During the third quarter of 2006, Merchant Banking completed the sale of the Alberta Oil Sands project to the Korean National Oil Corporation and the Martabe project in Indonesia to Agincourt Resources Limited (“Agincourt”). Newmont received net cash proceeds of $271 for the Alberta Oil Sands project. Newmont received net cash proceeds of $42 and approximately 43 million Agincourt shares valued at $37 for the Martabe project.

Royalty and dividend income increased each year due to higher gold, oil and gas prices and higher distributions received from Canadian Oil Sands Trust, which was acquired during the second and third quarters of 2004.

Interest income increased each year due to increased funds invested and higher investment yields.

Income from development projects includes the gold and copper sales net of incremental operating costs incurred prior to commercial production at the Leeville and Phoenix operations in Nevada.

The 2006 gain on investments is primarily related to the sale of Regis Resources NL and Pan Australian Resources Ltd. which resulted in gains of $7 and $4, respectively. The gain on investments during 2005 was primarily attributable to the sale of investments in Kinross Gold Corporation and Oxiana Limited which resulted in gains of $20 and $25, respectively. The loss on investments during 2004 was attributable to a $39 impairment of Kinross based on an extended decline in value of Kinross equity securities.

The 2006 gain on sale of other assets primarily related to additional proceeds from the sale of Ovacik. The gain on sale of other assets during 2005 was primarily attributable to the sale of the Mezcala gold deposit. The 2004 gain on sale of other assets primarily resulted from the sales of Perama, Midwest Uranium and Bronzewing.

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

On September 27, 2006, Newmont settled its remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract for which it was required to deliver 17,951 ounces of gold in December 2006 and 179,062 ounces of gold in June 2007. This settlement resulted in cash payments of $96, and included a $48 reduction to the current portion of long-term debt and a $40 pre-tax loss on extinguishment of debt.

The loss on ineffective portion of derivative instruments includes a loss of $56 in 2006 for the ineffective portion of the copper collar instruments designated as cash flow hedges. Other losses relate to the ineffective portion of legacy gold puts in Australia.

Interest expense, net of capitalized interest was $97, $97 and $97 for 2006, 2005 and 2004, respectively. Capitalized interest totaled $57, $39 and $13 in each year, respectively. Interest costs increased each year due to the issuance of the $600 5 7/8% notes in 2005 and the $200 bond issuance at Yanacocha in July 2006. These increases were offset each year by higher capitalized interest due to construction of Leeville, Phoenix and the power plant in Nevada, the Ahafo project in Ghana and the Boddington project in Australia. Newmont expects Interest expense, net of capitalized interest to be approximately $95 to $105 in 2007.

Income tax expense was $424 in 2006, compared to $310 and $324 in 2005 and 2004, respectively. The effective tax rates were 26.1%, 29.6%, and 30.3% in 2006, 2005 and 2004, respectively. The factors that most significantly impact the Company’s effective tax rate are percentage depletion and resource allowances, the rate differential related to foreign earnings indefinitely invested, valuation allowances related to deferred tax assets, foreign earnings net of foreign tax credits, earnings attributable to minority interests in subsidiaries and affiliated companies, foreign currency translation gains and losses, impacts of the analysis of income taxes payable and U.S. book and tax basis of assets and liabilities, changes in tax laws and the impact of certain specific transactions. Most of these factors are sensitive to the average realized price of gold and other metals.

Percentage depletion allowances (tax deductions for depletion that may exceed the Company’s tax basis in its mineral reserves) are available to the Company under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by U.S. subsidiaries included in the Company’s consolidated United States income tax return. The deductions are highly sensitive to the price of gold and other minerals produced by the Company. For 2006 and prior years, similar types of deductions are available for mining operations in Canada. The tax benefits from percentage depletion and resource allowances were $83, $47 and $47 in 2006, 2005 and 2004, respectively. The increase in 2006 compared to 2005 primarily is due to an increase in the Company’s average realized gold price.

The Company operates in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move the Company’s overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effect of these differences is shown in Note 7 to the Consolidated Financial Statements as either a foreign rate differential or the effect of foreign earnings, net of credits. Differences in tax rates and other foreign income tax law variations make the Company’s ability to fully utilize all of its available foreign income tax credits on a year-by-year basis highly dependent on the price of the gold and copper produced by the Company and the costs of production, since lower prices or higher costs can result in the Company having insufficient sources of taxable income in the United States to utilize all available foreign tax credits. Such credits have limited carry back and carry forward periods and can only be used to reduce the United States income tax imposed on the Company’s foreign earnings included in its annual United States consolidated income tax return. The effects of foreign earnings, net of allowable credits, were an increase of income tax expense of $9, $12 and $25, in 2006, 2005 and 2004, respectively. The effect of different income tax rates in countries where earnings are indefinitely reinvested contributed to an increase in the Company’s income tax expense of $79, $8 and $61 in 2006, 2005 and 2004 respectively.

The tax effect of changes in local country tax laws, as shown in the Company’s effective tax reconciliation in Note 7 to the Consolidated Financial Statements, resulted in a net tax benefit of $22, $24 and $51 in 2006, 2005 and 2004, respectively. The net tax benefit in 2006 is primarily related to a decrease in the Canadian federal and provincial statutory tax rates. The net tax benefit in 2005 and 2004 is primarily related to a change in Australian tax law regarding the ability of the company to file consolidated income tax returns.

The Company adopted the U.S. dollar as its functional currency for Australian tax reporting purposes. This change will eliminate fluctuations in the effective tax rate that resulted from foreign currency exchange rate movements between the U.S. dollar and Australian dollar. The change resulted in a tax benefit of $48 in 2006.

The need to record valuation allowances related to the Company’s deferred tax assets (primarily attributable to net operating losses and tax credits) is principally dependent on the following factors: (i) the extent to which the net operating losses and tax credits can be carried back and yield a tax benefit; (ii) the Company’s long-term estimate of future average realized minerals prices; and (iii) the degree to which many of the tax laws and income tax agreements imposed upon the Company and its subsidiaries around the world tend to create significant tax deductions early in the mining process. These up-front deductions can give rise to net operating losses and tax credit carry forwards in circumstances where future sources of taxable income may not coincide with available carry forward periods even after taking into account all available tax planning strategies. Furthermore, certain liabilities, accrued for financial reporting purposes, may not be deductible for tax purposes until such liabilities are actually funded which could happen after mining operations have ceased, when sufficient sources of taxable income may not be available. Changes to valuation allowances decreased income tax expense by $27 in 2006, increased income tax expense by $22 in 2005, and decreased income tax expense by $58 in 2004. This utilization primarily is due to generation of low taxed, foreign sourced income, in addition to higher sources of taxable income in the United States resulting from the increase in the Company’s average realized gold price in 2006. The release of valuation allowance on capital loss carry forwards was due to the realization of capital gains outside the United States.

The Company, consolidates certain subsidiaries of which it does not own 100% of the outstanding equity. However, for tax purposes, the Company is only responsible for the income taxes on the portion of the taxable earnings attributable to its ownership interest of each consolidated entity. Such minority interests contributed $15, $15 and $7 in 2006, 2005 and 2004, respectively, as reductions in the Company’s income tax expense.

The Company’s tax expense decreased by $2, $14 and $13 in 2006, 2005 and 2004 respectively due to changes in foreign currency exchange rates. In 2005 and 2004, these amounts primarily relate to the Australian tax effect of realized and unrealized translation gains attributable to United States dollar-denominated assets and liabilities and the gold derivatives positions at Newmont Australia Limited whose functional currency is the United States dollar. Because Newmont intends to indefinitely reinvest earnings from Newmont Australia Limited, no offsetting United States deferred income tax effect can be recorded.

During 2006 the Company completed a reconciliation of its U.S. book and tax basis assets and liabilities as well as a detailed analysis of its income taxes payable. This exercise identified differences of $27. The entire adjustment was recognized as a tax benefit in 2006. The Company also recognized a net tax benefit of $16 due to an adjustment on the interest accrued on tax contingencies.

Based on the uncertainty and inherent unpredictability of the factors influencing the Company’s effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods. The effective tax rate is expected to be between 29% and 34% in 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, results of operations and disclosures.

Minority interest in income of subsidiaries decreased in 2006 from 2005 as a result of lower production and earnings at Batu Hijau (see Results of Consolidated Operations, Batu Hijau Operations). The 2005 increase from 2004 resulted from increased earnings at Yanacocha due to increased gold price and ounces sold, partially offset by an increase in costs (see Results of Consolidated Operations, Yanacocha Operations).

Equity income (loss) of affiliates was as follows:

	Years Ended December 31,
	2006	2005	2004
European Gold Refineries	$3	$6	$1
AGR Matthey Joint Venture	1	(2)	1
Regis Resources NL	(2)	—	—

	$2	$4	$2

The Loss from discontinued operations of $49 in 2006 resulted from the Holloway and Zarafshan gold operations being discontinued from sale and expropriation, respectively. The Company reclassified the income statement results from the historical presentation to discontinued operations in the Consolidated Statements of Income for all periods presented. The Company recorded a pre-tax impairment loss of $101 as a result of the Uzbekistan government’s expropriation of the Zarafshan operation. A $13 pre-tax gain was recorded for the sale of the Holloway operation. The 2005 loss of $38 was primarily due to a $42 pre-tax write-down of long-lived assets as a result of the classification of the Golden Grove copper-zinc operation in Australia as a discontinued operation. A $6 pre-tax gain was recorded later in 2005 for the sale of Golden Grove. The gain of $79 in 2004 was primarily due to a tax credit related to Golden Grove from an election to prepare a consolidated tax return in Australia (see Note 9 to the Consolidated Financial Statements).

Cumulative effect of a change in accounting principle, net of tax was $47 effective January 1, 2004 resulting from the consolidation of Batu Hijau to conform Batu Hijau’s accounting policies to Newmont’s accounting policies. See Accounting Developments, above, for more information.

Other comprehensive income, net of tax in 2006 included a $272 gain in value of marketable securities, $47 for unrealized gains on derivatives designated as cash flow hedges and $17 related to a minimum pension liability adjustment, offset by a loss of $14 on the translation of subsidiaries with non-U.S. dollar functional currencies. Other comprehensive income, net of tax in 2005 included a $282 gain in value of marketable equity securities and a $26 gain on the translation of subsidiaries with non-U.S. dollar functional currencies, offset by losses of $18 related to a minimum pension liability adjustment and $59 for unrealized losses on derivatives designated as cash flow hedges. Other comprehensive income, net of tax in 2004 included a $123 gain in value of marketable equity securities and a $31 gain on the translation of subsidiaries with non-U.S. dollar functional currencies, offset by losses of $11 related to a minimum pension liability adjustment and $19 for unrealized losses on derivatives designated as cash flow hedges.

Results of Consolidated Operations

	Gold Ounces or Copper Pounds Sold(1)			Costs Applicable to Sales(2)			Depreciation, Depletion and Amortization
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(ounces in thousands)			($ per ounce)			($ per ounce)
Gold
Nevada	2,534.1	2,444.1	2,538.0	$403	$333	$282	$74	$51	$50
Yanacocha(3) (51.35% owned)	2,572.3	3,327.5	3,039.9	193	147	142	67	62	65
Australia/New Zealand	1,350.1	1,600.5	1,887.6	384	317	280	89	74	67
Batu Hijau(3)(4)	435.3	720.5	715.2	209	152	128	46	47	39
Ahafo	202.1	—	—	297	—	—	94	—	—
Other(3)	267.3	336.7	438.1	222	233	252	69	58	84

Total/Weighted-Average	7,361.2	8,429.3	8,618.8	$304	$237	$218	$73	$60	$60

	(pounds in millions)			($ per pound)			($ per pound)
Copper
Batu Hijau(2)(3)	434.7	572.7	683.3	$0.71	$0.53	$0.45	$0.15	$0.15	$0.13

(1)	Includes incremental start-up ounces of 100,300 and 22,100 in 2006 and 2005, respectively.
(2)	Excludes depreciation, depletion and amortization.
(3)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.
(4)	Economic interest decreased to 52.875% from 56.25% on October 1, 2004.

Consolidated gold ounces sold decreased in 2006 from 2005 due to:

•	decreased sales at Yanacocha and Batu Hijau due to lower grade ores and lower throughput at Batu Hijau;

•	the completion of operations at Lone Tree (Nevada) and Golden Giant (Other); partially offset by

•	the start-up of operations at Ahafo (Ghana) and Leeville and Phoenix (Nevada).

Consolidated gold ounces sold decreased in 2005 from 2004 due to:

•	lower grade ores processed in Nevada and Australia/New Zealand;

•	the dispositions of Ovacik (Other) and Bronzewing (Australia/New Zealand); and

•	the completion of operations at Minahasa (Other); partially offset by

•	increased sales at Yanacocha.

Consolidated copper pounds sold decreased in 2006 and 2005 due to the processing of lower grade ore (0.55% vs. 0.69%) and lower mill throughput due to mine plan changes and harder material.

Consolidated copper pounds sold also decreased in 2005 from 2004 due to the processing of lower grade ore (0.69% vs. 0.75%) after access to ore in the lower portion of the pit was restricted as a result of several small pit wall slides during the first quarter of 2005.

Costs applicable to sales per consolidated gold ounce sold increased in 2006 from 2005 and in 2005 from 2004, primarily due to the decrease in production at Yanacocha, Batu Hijau, and Australia/New Zealand and increased operating costs in Nevada, Yanacocha, Batu Hijau and Australia/New Zealand. Costs applicable to sales per consolidated copper pound increased from year-to-year due to the decrease in copper production and increased operating costs.

The Company expects consolidated gold sales of approximately 6.1 to 6.6 million ounces in 2007, primarily as a result of lower production from Yanacocha and Australia, as well as the closure of Lone Tree in Nevada and

Golden Giant in Canada in 2006. Costs applicable to sales per ounce for 2007 are expected to be approximately 25% higher than 2006, primarily from lower production at Yanacocha and Australia, as well as expected higher labor, consumables and energy prices in all operating regions. Additionally, future potential power interruptions in Ghana could further impact the Company’s Costs applicable to sales in 2007.

The Company expects consolidated copper sales of approximately 400 to 435 million pounds of copper in 2007 at Costs applicable to sales of approximately $1.10 to $1.20 per pound.

Nevada Operations

Nevada gold ounces sold increased by 90,000 ounces in 2006 from 2005, due to the commencement of commercial operations at Phoenix and Leeville in the fourth quarter of 2006 and increased access to open pit ore at the Twin Creeks layback, partially offset by lower production from Lone Tree. The Phoenix project commenced commercial operations on October 1, 2006, followed by the Leeville project on October 14, 2006. Leeville and Phoenix produced 243,700 ounces in 2006, including 100,300 incremental start-up ounces included in Other income, net. Gold production at Lone Tree declined as mining was completed in 2006. Overall, mill ore grade decreased 17% and mill throughput increased 16% as a result of the start-up of the lower grade Phoenix operation. Heap leach production was slightly higher than 2005 due to a 9% increase in average grade of ore placed on the leach pads. Costs applicable to sales per ounce increased 22%, primarily due to increased labor, diesel, power, cyanide and other commodity prices, higher underground contract service costs. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In 2005, $47 of mining costs was deferred which reduced Costs applicable to sales by $20 per ounce. Depreciation, depletion and amortization increased as a result of placing new equipment and facilities in operation.

Gold ounces sold decreased in 2005 from 2004, as a 12% decrease in mill ore grade and sales from inventories in 2004 were partially offset by an 18% increase in mill throughput and a 12% increase in heap leach ore placed. Adverse mill grades were caused by unfavorable ground conditions at underground operations and a labor shortage impacting underground development. Ore placed on the leach pads increased by 12% in 2005 from 2004 due to increased open pit production from Carlin and Twin Creeks. Costs applicable to sales per ounce increased 18%, primarily due to increased labor, diesel and other commodity prices, a decrease in ounces produced and higher underground contract service costs. During the fourth quarter of 2005, Nevada recorded a goodwill impairment charge of $41 as a result of anticipated increased future operating and capital costs.

Consolidated gold sales are expected to remain stable in 2007 at approximately 2.35 to 2.55 million ounces. Higher production from Phoenix, Leeville and Twin Creeks is expected to be partially offset by the shut-down of Lone Tree at the end of 2006. Higher mill throughput and mill recoveries are expected to be offset by lower planned mill grades and leach recoveries in 2007. Costs applicable to sales are also expected to remain stable in 2007 at approximately $375 to $400 per ounce. Ongoing labor and energy cost pressures are expected to be offset by reduced contracted services and other expenses, as well as lower anticipated maintenance costs associated with a newer mining fleet.

Construction of a 200-megawatt coal-fired power plant is approximately 37% complete as of December 31, 2006. Capital costs for the power plant are expected to be between $620 and $640 and completion is targeted for mid-2008.

Non-governmental organizations have brought a series of actions relating to the Nevada operations, as described in more detail in Note 29 to the Consolidated Financial Statements. While Newmont believes that the legal actions are without merit, unfavorable outcomes could result in additional conditions being imposed on the Company’s operations, and such conditions could have a material adverse effect on Nevada’s results of operations or financial position.

Yanacocha Operations

Gold ounces sold decreased in 2006 from 2005, primarily due to a decrease in ore tons mined and placed on the leach pads, as anticipated in the mine plan. The proportion of waste tons mined increased from 0.50 waste tons per ton of ore in 2005 to 0.88 waste tons per ton of ore in 2006. Costs applicable to sales per ounce increased due to the decrease in production, increased consumption and prices of diesel, cyanide, lime and other commodities and higher worker’s participation bonuses and royalties due to increased gold prices, partially offset by increased silver by-product credits.

Gold ounces sold increased in 2005 from 2004, primarily due to a 12% increase in the grade of ore placed and a 10% increase in the total ore placed, partially offset by timing of flows from the leach pads and increased inventory. Costs applicable to sales per ounce increased due to increased workers’ participation payments, increased consumption of reagents and higher royalties due to increased gold prices. Increased labor and commodity costs were partially offset by increased production, related allocation of costs to inventory and increased silver by-product credits.

Consolidated gold sales are expected to decrease in 2007 to approximately 1.5 to 1.6 million ounces, primarily as a result of lower throughput and ore grades. Consolidated gold sales for 2008 through 2010 are expected to be approximately 1.6 to 1.8 million ounces per year. Costs applicable to sales at Yanacocha are expected to increase in 2007 to approximately $340 to $360 per ounce, primarily as a result of lower production.

During 2004, Peru enacted legislation to establish a sliding scale mining royalty of up to 3% based on the volume of mine production. The royalty is calculated on revenue from sales of product less certain refining and transportation expenses. While the Peruvian royalty became effective during the second quarter of 2004, it did not apply to those projects that had tax stabilization agreements prior to the adoption of the royalty law. Virtually all of Yanacocha’s current production is derived from projects that were stabilized prior to the enactment of the royalty legislation; however, future projects not covered by the tax stabilization agreements will be burdened by this royalty. In addition, the recent presidential, congressional and regional elections may result in changes to the government's positions on regulations and policies that could impact Yanacocha's operations. Although the new administration has affirmed its intention to uphold these tax stabilization agreements, it is possible that the Congress will attempt to set aside these agreements and impose the mining royalty on projects covered by such agreements or that additional payments may be required to address the perception that proceeds from mining activities should be more equitably shared.

In 2006, Yanacocha recorded a $22 charge to Other expense, net related to an agreement with the Peruvian government to provide for a royalty payment for community improvements during current high metal prices. The negotiated royalty is based on 3.75% of Yanacocha’s net income beginning January 1, 2006 for a period of up to five years.

There is a collective bargaining agreement in place at Yanacocha through February 2007. The agreement is currently being re-negotiated. A minority of the union membership staged a three-day strike in April 2006. The strike had no material impact on operations. There can be no assurance that future disputes will be resolved without disruption to operations.

In August 2006, Yanacocha resumed all mining and construction activities after a blockade that temporarily restricted access to the Yanacocha mine. The Company signed agreements with the Peruvian government and duly appointed representatives of the protesting community members on August 30, 2006 to peacefully end the blockade. Yanacocha will participate in a high-level government commission to continue to address the concerns of those community members.

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

Australia/New Zealand Operations

	Gold Ounces Sold			Costs Applicable to Sales(1)			Depreciation, Depletion and Amortization
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(in thousands)			($ per ounce)			($ per ounce)
Tanami	417.6	493.7	658.0	$370	$328	$295	$72	$67	$58
Kalgoorlie (50% owned)	332.2	409.6	468.4	490	352	301	76	42	35
Jundee(2)	305.4	341.8	379.3	369	335	279	85	80	71
Pajingo	174.6	192.0	251.4	350	301	236	161	130	125
Martha	120.3	163.4	130.5	223	177	215	83	97	106

Total/Weighted-Average	1,350.1	1,600.5	1,887.6	$384	$317	$280	$89	$74	$67

(1)	Excludes depreciation, depletion and amortization.
(2)	During 2004, Jundee included Bronzewing which ceased mining in the first quarter of 2004 and was sold during the third quarter of 2004.

Australia/New Zealand operations sold fewer ounces of gold in 2006 compared to 2005, primarily due to lower production resulting from decreased ore tons mined and lower mill throughput. Costs applicable to sales per ounce increased in 2006 from 2005 primarily due to the decreases in ounces sold, increased commodity costs partially offset by depreciation of the Australian and New Zealand dollars compared to the U.S. dollar. The favorable foreign exchange movements decreased Australia/New Zealand Costs applicable to sales in 2006 from 2005 by $5 per ounce. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In 2005, $7 of mining costs was deferred which reduced Costs applicable to sales by $5 per ounce.

In 2005, gold ounces sold decreased compared to 2004, primarily due to lower grades at Tanami and Kalgoorlie combined with lower throughput at Tanami and Pajingo. Costs applicable to sales per ounce increased in 2005 from 2004, primarily due to the decreases in ounces sold, increased commodity costs and appreciation of the Australian and New Zealand dollars compared to the U.S. dollar. The unfavorable foreign exchange movements increased Australia/New Zealand Costs applicable to sales in 2005 from 2004 by $15 per ounce.

Consolidated gold sales are expected to decline in 2007 to approximately 1.275 to 1.325 million ounces, primarily as a result of lower planned throughput and ore grades. At Martha, lower mill throughput is anticipated as a result of planned mine sequencing adjustments. Lower anticipated ore grades at Tanami and planned ramp-down sequencing at Pajingo are also expected to contribute to declining gold sales in the region until Boddington begins production. Costs applicable to sales are expected to increase to approximately $445 to $470 per ounce in 2007, primarily as a result of lower planned production and higher anticipated labor, electricity and fuel expenses.

Tanami, Australia.    Gold ounces sold decreased in 2006 from 2005, primarily due to a 23% decline in mill throughput resulting from the completion of processing Groundrush stockpiles, partially offset by higher ore grade from the Granites. Costs applicable to sales per ounce increased due to lower gold production and increased royalties due to the higher gold price.

Gold ounces sold decreased in 2005 from 2004, primarily due to a 16% decline in ore grade from mining lower grade zones of the Callie underground deposit and processing lower grade stockpiles at Groundrush. Mining was completed at Groundrush in 2004 and the lower grade stockpiles were exhausted in the third quarter of 2005. Costs applicable to sales per ounce increased due to lower gold production, higher maintenance, diesel, power, ground support and surface works costs and appreciation of the Australian dollar.

Kalgoorlie, Australia.    Gold ounces sold decreased in 2006 from 2005, due to lower mill throughput (harder ore), a decrease in mill ore grade and a decrease in roaster throughput resulting from a higher sulfer to gold ratio and adverse weather conditions. Costs applicable to sales per ounce increased due to lower production and increased labor, diesel and contract services. Milling costs also increased due to mill maintenance costs and higher grinding costs due to the harder ore. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In 2005, $9 of mining costs was deferred which reduced Costs applicable to sales by $23 per ounce.

Gold ounces sold decreased in 2005 from 2004, primarily due to a 7% decrease in ore grade milled and sales from inventories in 2004, partially offset by a 2% increase in tons milled. Costs applicable to sales per ounce increased due to increased mill throughput, increased diesel, reagent and power costs and appreciation of the Australian dollar.

Jundee, Australia.    Gold ounces sold decreased in 2006 from 2005, due to a 4% decrease in tons milled and a 6% decrease in mill ore grade. The decrease in tons milled was attributable to severe weather conditions, flooding and an extended mill shutdown in the first half of the year. Costs applicable to sales per ounce increased due to lower gold production and higher maintenance costs, partially offset by reduced mining activity.

Gold ounces sold decreased 10% in 2005 from 2004, due to the cessation of production at Bronzewing, partially offset by higher mill ore grade from Jundee. Processing at Bronzewing ceased during the second quarter of 2004 and Bronzewing was sold the third quarter of 2004 (see Other Investing Activities, below). Costs applicable to sales per ounce increased due to higher underground contract services, steel, diesel and administration costs and appreciation of the Australian dollar.

Pajingo, Australia.    Gold ounces sold decreased in 2006 from 2005, primarily due to a 14% decrease in tons milled. The decrease in tons milled was attributable to ground control issues at Vera South Deeps and slower than planned access at Jandam. Costs applicable to sales per ounce increased due to lower production, increased contract services and equipment maintenance costs. Pajingo is approaching the end of its mine life, based on current mine plans, and operations are expected to be completed in 2008.

Gold ounces sold decreased in 2005 from 2004, due to a 19% decrease in ore milled as low grade stockpiles which supplemented production in 2004 were exhausted. Costs applicable to sales per ounce increased due to lower production and appreciation of the Australian dollar.

Martha, New Zealand.    Gold ounces sold decreased in 2006 from 2005, primarily due to a 4% decrease in mill ore grade and a 20% decrease in mill throughput due to reduced open pit mining activity and the commencement of Favona ore treatment which requires finer grinding. Costs applicable to sales per ounce increased due to the decrease in gold production.

Gold ounces sold increased in 2005 from 2004, primarily due to a 37% increase in ore grade due to mine sequencing, partially offset by a 9% decrease in ore milled. Costs applicable to sales per ounce decreased due to increased production, partially offset by higher processing costs from harder ore and appreciation of the New Zealand dollar.

Batu Hijau Operations

	Gold Ounces or Copper Pounds Sold			Costs Applicable to Sales(1)			Depreciation, Depletion and Amortization
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(ounces in thousands)			($ per ounce)			($ per ounce)
Gold
Batu Hijau(2)(3)	435.3	720.5	715.2	$209	$152	$128	$46	$47	$39

	(pounds in millions)			($ per pound)			($ per pound)
Copper
Batu Hijau(2)(3)	434.7	572.7	683.3	$0.71	$0.53	$0.45	$0.15	$0.15	$0.13

(1)	Excludes depreciation, depletion and amortization.
(2)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.
(3)	Economic interest decreased to 52.875% from 56.25% on October 1, 2004.

Batu Hijau revised its mine plan in 2006 to address geotechnical instability of the operation’s east pit wall and harder than modeled ore. Production was impacted by lower grades due to the mining sequence, as well as lower mill throughput due to processing harder ore. Copper and gold sales decreased in 2006 from 2005 as a result of lower copper (20%) and gold (34%) ore grades, and lower mill throughput (6%). Total tons mined were 30% higher in 2006 from 2005 primarily due to the addition of new mining equipment, shorter hauling distance and increased shovel productivity. Costs applicable to sales per pound of copper and per ounce of gold increased due to lower production, the expansion of the mining fleet and increased diesel, tire, labor and process maintenance costs, partially offset by an increased allocation of costs to stockpile inventories. Short-term stockpiles were built for processing in 2007.

Copper sales decreased and gold sales increased slightly in 2005 from 2004. Access to ore in the lower portion of the pit was restricted as a result of several small pit wall slides during the first quarter of 2005. As a result, the mine plan was revised, resulting in the processing of lower grade stockpiles. Costs applicable to sales per pound of copper and per ounce of gold increased as a result of the decrease in production, increased fuel, maintenance, consumables, and labor costs.

Consolidated sales are expected to remain stable in 2007 at approximately 435,000 to 475,000 ounces of gold and approximately 395 to 435 million pounds of copper. Consolidated gold and copper sales are expected to be positively impacted by higher grades and throughput, offset by lower copper recoveries. Costs applicable to sales are expected to increase in 2007 to approximately $225 to $240 per ounce of gold and approximately $1.10 to $1.20 per pound of copper. Increasing operating costs are expected to result primarily from higher stripping expenses, as well as rising fuel, energy and consumables prices.

As of October 1, 2004, cumulative losses had been recovered and Batu Hijau began to report positive retained earnings, allowing for the payment of dividends, 6% of which are paid to the minority partner. Accordingly, Newmont began recognizing the minority interests in Batu Hijau at 47.125% (effective 52.875% Newmont share) of Batu Hijau’s earnings and will continue to do so until a loan to the minority interest partner is fully repaid (including accrued interest). See Consolidated Financial Results above for more information.

Under the Contract of Work, beginning in 2005 and continuing through 2010, a portion of the project must be offered for sale to the Indonesian government or to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 15%, by the end of 2005; 23%, by the end of 2006; 30%, by the end of 2007; 37%, by the end of 2008; 44%, by the end of 2009; and 51%, by the end of 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern. Pursuant to this provision, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

A company owned by an Indonesian national currently owns a 20% interest in Batu Hijau, and therefore the Newmont/Sumitomo partnership was required to offer a 3% interest for sale in 2006. An offer to sell a 3% interest was made to the government of Indonesia. While the central government declined to participate, local governments in the area in which the mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. The Newmont/Sumitomo partnership continues discussions with various interested parties to meet its divestiture obligations. Under the terms of the Contract of Work, an additional 7% interest in Batu Hijau must be offered for sale in 2007.

Ahafo Operation

Ahafo commenced commercial production in August 2006 and had gold sales of 202,100 ounces in 2006. Gold production was negatively impacted by nation-wide power rationing due to low water levels at Lake Volta serving Ghana’s Akosombo hydroelectric facilities, which limited mill availability and throughput. Costs applicable to sales in 2006 benefited from the capitalization of pre-production costs and are expected to be higher in 2007 as a result. The Company is installing additional temporary diesel generating capacity at Ahafo and, along with other Ghanaian mining industry members, is exploring longer-term, lower-cost solutions to the current power shortages.

Consolidated gold sales for 2007 are expected to increase to approximately 410,000 to 450,000 ounces, as the mine enters its first full year of production. Gold production in 2007 is expected to be lower than previously planned as a result of reduced processing grades and recoveries. Additionally, higher costs and potential production interruptions could result from possible future power shortages in 2007. Costs applicable to sales are expected to increase substantially in 2007 to approximately $460 to $500 per ounce, primarily as a result of lower than previously planned production and higher power costs. Operating costs are also expected to increase in 2007 as a result of higher anticipated labor and contracted services expenditures, as well as rising fuel and consumables prices.

Other Operations

	Gold Ounces Sold			Costs Applicable to Sales(1)			Depreciation, Depletion and Amortization
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(in thousands)			($ per ounce)			($ per ounce)
Kori Kollo(2) (88% owned)	128.8	94.5	24.6	$210	$167	$398	$68	$40	$93
La Herradura (44% owned)	79.2	80.2	68.8	248	184	147	114	63	73
Golden Giant	59.3	162.0	160.0	214	296	298	10	67	71
Ovacik(3)	—	—	110.0	—	—	208	—	—	143
Minahasa(2) (94% economic interest)	—	—	74.7	—	—	266	—	—	32

Total/Weighted-Average	267.3	336.7	438.1	$222	$233	$252	$69	$58	$74

(1)	Excludes depreciation, depletion and amortization.
(2)	Consolidated gold ounces sold includes minority interests’ share.
(3)	Ovacik sold in March 2005.

Kori Kollo, Bolivia.    Gold ounces sold increased in 2006 from 2005, due to a 59% increase in the ore grade of the material placed on the leach pads, partially offset by 25% fewer tons placed. Total tons mined increased 69%, however, the proportion of waste tons mined increased from 0.11 waste tons per ton of ore in 2005 to 1.50 waste tons per ton of ore in 2006. Costs applicable to sales per ounce increased in 2006 from 2005, primarily as a result of the higher waste removal costs.

Gold ounces sold increased in 2005 from 2004, due to the placement of additional material from the Kori Kollo pit on the existing leach pad and ore from the Kori Chaca pit on a new leach pad beginning in the third quarter of 2005. The mill was shut down in October 2003, however production continued from residual leaching. Costs applicable to sales per ounce decreased from 2004 to 2005 as a result of the increased production.

La Herradura, Mexico.    Gold ounces sold decreased in 2006 from 2005 due to the timing of flows from the leach pads. Tons placed on the leach pads increased 21% and was offset by an 18% decrease in ore grade. Costs applicable to sales per ounce increased due to expensing all open pit waste removal costs, an increase in waste tons mined and increased labor, diesel and other commodity prices. In 2005, $3 of mining costs was deferred which reduced Costs applicable to sales by $31 per ounce.

Gold ounces sold increased in 2005 from 2004 due to a 12% increase in ore grade and the timing of flows from the leach pads. Costs applicable to sales per ounce increased due to increased labor, diesel and other commodity prices.

Golden Giant, Canada.    Mining operations at Golden Giant were completed in December 2005. Remnant mining and milling production in 2006 was higher than expected due to additional in-circuit inventory recovery and mill clean-up activities. Remnant production from these activities is expected to be completed in the first half of 2007.

Ovacik, Turkey.    On March 1, 2005, the Ovacik mine was sold to a subsidiary of Koza Davetiye, a Turkish conglomerate. Operations were suspended in August 2004 as a result of a court decision ordering suspension of operating permits pending completion of certain additional permitting requirements and the submission of an updated environmental impact assessment.

Minahasa, Indonesia.    Mining activities at Minahasa ceased in 2001. Milling of the remaining stockpiles was completed in August 2004. See Note 29 to the Consolidated Financial Statements for information regarding legal actions related to Minahasa.

Consolidated gold sales for other operations in 2007 are expected to decrease to approximately 160,000 to 200,000 ounces at Costs applicable to sales of approximately $305 to $325 per ounce as a result of higher stripping expenses and higher anticipated labor and fuel expenses.

Merchant Banking

Merchant Banking is a reportable segment for financial reporting purposes. Merchant Banking, also referred to as Newmont Capital, manages a royalty portfolio, an equity portfolio, a downstream gold refining business, and engages in value realization activities (managing interests in oil and gas, iron ore, and coal properties as well as providing in-house investment banking and advisory services).

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

Merchant Banking’s royalty interests and equity investments generated $120, $79 and $64 of Royalty and dividend income, net in 2006, 2005 and 2004, respectively. The increase from period-to-period was primarily attributable to steady performance from the gold and platinum group metals royalties coupled with higher gold and oil and gas prices as well as an increase in distributions received from Canadian Oil Sands Trust. Depreciation, depletion and amortization expense related to Royalty and dividend income, net was $19, $21 and $24 in 2006, 2005 and 2004, respectively.

As of December 31, 2006, Merchant Banking’s equity portfolio had a market value of approximately $1,354 compared to the 2005 value of approximately $940. The increase is attributable to unrealized gains of approximately $321 during 2006, Merchant Banking purchasing marketable equity securities of Gabriel Resources, reinvesting dividends from Canadian Oil Sands Trust and closing on a private placement and ore purchase agreement with Queenstake Resources Ltd. for approximately $17, $25 and $10, respectively. During 2005, in addition to unrealized gains of approximately $343, Merchant Banking purchased marketable equity securities of Shore Gold, Gabriel Resources and Miramar Mining for approximately $87, $31 and $27, respectively and sold Kinross equity securities for approximately $111. Merchant Banking also sold Oxiana Limited equity securities for $78, of which, the majority were obtained from the sale of Golden Grove. During 2004, in addition to an unrealized gain of approximately $155, Merchant Banking purchased marketable equity securities of Canadian Oil Sands Trust and Gabriel for approximately $200 and $19, respectively. Also in 2004, Newmont recognized a $39 impairment of its investment in Kinross.

Merchant Banking provides advisory services to Newmont to assist it in managing its portfolio of operating and property interests. During 2006, Merchant Banking completed the acquisition of an additional 22.22% interest in the Boddington project and the remaining 15% interest in Akyem, bringing the Company’s ownership to 66.67% and 100%, respectively, and the acquisition of a 40% interest in Shore Gold Inc.’s Fort a la Corne diamond Joint Venture in Saskatchewan, Canada. Merchant Banking completed the sale of the Alberta Oil Sands project, the Martabe project in Indonesia, and the discontinued Holloway operation as discussed above under Other income, net and Loss from discontinued operations. Newmont received net cash proceeds of $271 for the Alberta Oil Sands project resulting in a $266 pre-tax gain. Newmont received net cash proceeds of $42 and approximately 43 million Agincourt shares valued at $37 for the Martabe project, resulting in a $30 pre-tax gain. Newmont received net cash proceeds of $40 plus a royalty for the Holloway operation resulting in a $13 pre-tax gain. In 2005, Merchant Banking provided assistance in the sale of non-core properties including Golden Grove in Australia, Ovacik in Turkey and Mezcala in Mexico. In 2004, Merchant Banking’s assistance was provided in the sale of non-core properties including Bronzewing in Australia, Perama in Greece and Midwest Uranium in Canada. In addition, Merchant Banking participated in the restructuring of Australian Magnesium Corporation eliminating all remaining Newmont obligations (see Other Investing Activities below).

Merchant Banking also manages the Company’s interests in downstream gold refining and distribution businesses (40% interest in AGR Matthey Joint Venture and 50% interest in European Gold Refineries). Merchant Banking earned $4, $4, and $2 in Equity income of affiliates through its investments in AGR and EGR in 2006, 2005 and 2004, respectively.

Other income, net attributable to the Merchant Banking Segment was as follows:

	Years Ended December 31,
	2006	2005	2004
Gain on sale of Alberta Oil Sands project	$266	$—	$—
Royalty and dividend income, net	120	79	64
Gain on sale of Martabe project	30	—	—
Gain (loss) on investments, net	13	54	(39)
Gain on sale of the Mezcala gold deposit	—	31	—
Gain on QMC debt guarantee	—	9	11
Other	4	1	5

	$433	$174	$41

Exploration

Exploration expense was $170, $147 and $107 for 2006, 2005 and 2004, respectively. Exploration expense in 2006 reflects higher funding of exploration and related activities in response to higher gold prices and increased labor and consumable costs. Newmont anticipates it will expense between $170 and $175 on exploration activities in 2007.

During 2006, Newmont replaced approximately 8.9 million equity gold ounces of depletion and divestitures with 3.7 million equity gold ounces in acquisitions and 5.9 million equity gold ounces of additions and revisions to proven and probable reserves. Exploration activities during 2006 succeeded in converting significant new reserves at Carlin open pits (2.3 million equity gold ounces), Boddington (1.4 million equity gold ounces), Twin Creeks (1.1 million equity gold ounces), Ahafo (0.7 million equity gold ounces), La Herradura (0.7 million equity gold ounces), and Kalgoorlie (0.6 million equity gold ounces).

Exploration activities during 2005 primarily focused on the conversion of significant new reserves at the Carlin open pits (1.9 million equity gold ounces), the Conga district in Peru (1.6 million equity gold ounces), and the two Ghana projects (Ahafo 1.6 million equity gold ounces, Akyem 1.1 million equity gold ounces). Newmont added a total of 9.4 million equity gold ounces to proven and probable reserves in 2005.

Exploration activities during 2004 primarily focused on the Conga district in Peru and the Phoenix deposit in Nevada. Newmont added 4.5 million equity gold ounces at Conga and 2.3 million equity gold ounces at Phoenix in 2004. Exploration also focused its activities on the Ghana projects where reserves increased by 3.0 million equity gold ounces at Ahafo and 1.1 million equity gold ounces at Akyem in 2004.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, Newmont has operations in Australia, New Zealand, Peru, Indonesia, Canada, Bolivia and other foreign locations. The Company’s operations sell their production based on U.S. dollar metal prices.

Fluctuations in local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in local currency at foreign operations. Such fluctuations have not had a material impact on the Company’s revenue since gold and copper are sold throughout the world principally in U.S. dollars. Approximately 33%, 37% and 40% of Newmont’s Costs applicable to sales were paid in local currencies in 2006, 2005 and 2004, respectively. The Company’s Costs applicable to sales are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

Variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations decreased Costs applicable to sales $7 in Australia and increased Costs applicable to sales $9 in Indonesia in 2006 from 2005 and increased Costs applicable to sales $15 in 2005 from 2004, primarily in Australia.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, results of operations and disclosures.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions for FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $1,237, $1,243 and $1,503 for 2006, 2005 and 2004, respectively, and was significantly impacted by the following key factors:

	Years Ended December 31,
	2006	2005	2004
Consolidated gold ounces sold (in thousands)(1)	7,361	8,429	8,619
Average price received per ounce of gold(2)	$599	$441	$421
Costs applicable to sales per ounce of gold sold(3)	$304	$237	$218
Consolidated copper pounds sold (in millions)	435	573	683
Average price received per pound of copper(2)	$1.99	$1.45	$1.33
Costs applicable to sales per pound of copper sold(3)	$0.71	$0.53	$0.45

(1)	Includes incremental start-up ounces of 100,300 and 22,100 in 2006 and 2005, respectively.
(2)	Before treatment and refining charges.
(3)	Excludes depreciation, depletion and amortization.

Net cash provided from continuing operations remained constant in 2006 compared to 2005. Cash flow from continuing operations during 2006 was positively impacted by higher realized gold and copper prices, partially offset by fewer gold ounces and copper pounds sold. Also impacting cash flows from operations during 2006 were higher operating costs as noted in Results of Consolidated Operations, a $110 increase in accounts receivable primarily due to trade receivables at Nevada and a $388 increase in inventories, stockpiles and ore on leach pads. Inventories, stockpiles and ore on leach pads increased due to new operations at Ahafo, Phoenix, and Leeville, increased mining costs, mining rates exceeding processing rates and increased open pit waste removal. Net cash provided from continuing operations was also impacted by the physical delivery of 161,111 ounces of gold under the prepaid forward sales obligation which resulted in the recognition of $48 of non-cash revenue in June 2006. Additionally, net cash provided by continuing operations was impacted by the early settlement of the remaining prepaid forward sales obligation, which resulted in a $40 premium on early extinguishment.

Other. Cash provided from operating activities is expected to be negatively impacted in 2007 by the $287 increase in current income and mining taxes payable. Newmont is currently planning to contribute $65 to its retirement benefit programs in 2007 from Net cash provided by operating activities. For additional discussion see Item 7A, Qualitative Disclosure About Market Risk, Pension and Other Benefit Plans, below, and Note 20 to the Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities of continuing operations was $838, $1,093 and $1,388 in 2006, 2005 and 2004, respectively, primarily due to Additions to property, plant and mine development, of $1,551, $1,220 and $674 for continuing operations in 2006, 2005 and 2004, respectively, and net proceeds from (investments in) marketable debt and equity securities of $721, $57 and $(821) in 2006, 2005 and 2004, respectively. Additionally, approximately $6, $31 and $44 was spent on capital expenditures for the discontinued operations of Golden Grove, Holloway and Zarafshan in 2006, 2005 and 2004, respectively.

Additions to property, plant and mine development were:

	Years Ended December 31,
	2006	2005	2004
Nevada, USA	$705	$479	$169
Yanacocha, Peru	269	225	232
Australia/New Zealand:
Pajingo, Australia	8	12	11
Yandal, Australia	23	25	19
Tanami, Australia	31	19	18
Kalgoorlie, Australia	14	12	27
Martha, New Zealand	28	11	7
Boddington, Australia	93	5	3
Other, Australia	3	14	4

	200	98	89

Batu Hijau, Indonesia	106	65	35
Ghana, West Africa:
Ahafo, Ghana	177	258	83
Akyem, Ghana	57	18	9

	234	276	92

Other Operations:
Kori Kollo, Bolivia	1	22	4
La Herradura, Mexico	10	2	4
Ovacik, Turkey	—	—	9
Golden Giant, Canada	—	—	2

	11	24	19

Exploration	—	—	—
Merchant Banking	6	4	5
Corporate and Other	20	49	33

	$1,551	$1,220	$674

Capital expenditures in Nevada during 2006 included $239 for the power plant, $160 for surface mining equipment, $104 for the development of the Leeville underground mine, $87 for the development of the Phoenix project, and $54 for tailings dams and leach pads. Yanacocha capital expenditures included $113 for development and leach pad expansions, $44 for the gold mill project, $43 for mine maintenance and services, and $11 for development of the Conga project. Australian capital expenditures included $93 for Boddington development and $71 for mine development. Expenditures at Batu Hijau included $67 for the purchase of additional mining equipment and $20 for process improvements and replacement of the tailings line. Capital expenditures at Ahafo included $117 for project completion and $24 for mining equipment. Akyem expenditures were primarily for the engineering and procurement expenditures for process facilities and other pre-construction activities. Corporate expenditures primarily included information technology systems.

Capital expenditures in Nevada during 2005 included $73 for the development of the Leeville underground mine, $43 for the power plant and $226 for the development of the Phoenix project. Yanacocha capital expenditures included $73 for development and leach pad expansions at La Quinua and process facilities, $12 for environmental projects, $30 for mining equipment and $17 for the Conga project. Kori Kollo expenditures reflect investment in new leach pads. Australian capital expenditures included $54 for mine development and $22 for facilities. Expenditures at Batu Hijau included $36 for the purchase of additional mining equipment and $6 for tailings line replacement. Capital expenditures at Ahafo were primarily for the engineering, procurement and construction of the mine and process facilities. Corporate expenditures primarily included information technology systems and land.

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

Newmont expects to spend approximately $1,800 to $2,000 on capital expenditures during 2007, with approximately one third in Nevada, one third in Australia/New Zealand and the remaining one third at the other locations. Approximately one half of the capital budget is allocated to sustaining investments and the remaining portion is allocated to new project development and business improvement initiatives.

Investments in marketable debt and equity securities, net.    The Company had net investing activity of $721, $57 and $(821) related to proceeds from (investments in) the sale of marketable debt and equity investments in 2006, 2005 and 2004, respectively. The Company had net proceeds of $774 and net investments of $1 and $602 from auction rate marketable debt securities in 2006, 2005 and 2004, respectively. The Company accounts for these investments as short-term available-for-sale marketable debt securities.

During 2006, the Company purchased marketable equity securities of Queenstake Resources for $10 and Gabriel Resources for $17. Newmont also reinvested dividends from Canadian Oil Sands Trust for $26. During 2005, the Company purchased marketable equity securities of Shore Gold, Gabriel Resources, Miramar and Miramar warrants for approximately $87, $31, $27 and $10, respectively. During 2004, the Company purchased marketable equity securities of Canadian Oil Sands Trust and Gabriel Resources for $200 and $19, respectively. The Company accounts for these investments as long-term available-for-sale marketable equity securities.

In the third quarter of 2005, Newmont sold its remaining Kinross Gold Corporation shares for cash proceeds of $111 and recorded a net gain of $20.

In the third quarter of 2005, Newmont received approximately 82 million shares of Oxiana Limited (as part of the proceeds for the sale of Golden Grove) with a fair value of $61. These shares were sold in the fourth quarter of 2005 for net proceeds of $78. In the first quarter of 2005, Newmont sold approximately 10 million shares of Oxiana for net proceeds of $8.

Acquisitions.    In September 2006, Newmont acquired a 40% interest in Shore Gold Inc.’s Fort a la Corne diamond Joint Venture in Saskatchewan, Canada for $152. The Company believes that this investment represents an opportunity to participate directly in a significant, district-scale diamond development project.

In March 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington project, bringing its interest in the project to 66.67%, for total consideration of $173. Development of the Boddington project in Western Australia with AngloGold Ashanti Limited was also announced in the first quarter 2006. Construction of the Boddington project is expected to cost Newmont approximately $0.9 to $1.0 billion, with initial production expected in late 2008 or early 2009. The project has a current estimated mine life of more than 15 years, with Newmont’s share of annual production expected to be approximately 700,000 ounces for the first five years and average approximately 600,000 ounces over the life of the project.

In January 2006, Newmont acquired the remaining 15% interest in the Akyem project in Ghana, bringing its interest to 100%. In September 2006, the Company deferred further development of the Akyem project pending completion of permitting, resolution of country-wide power shortages and further engineering optimization.

Proceeds from sale of assets, net.    In August 2006, Newmont sold its Alberta Oil Sands project for net cash proceeds of $271. In August 2006, Newmont also sold its Martabe project for net cash proceeds of $42 and approximately 43 million shares of Agincourt valued at $37.

In March 2005, the Mezcala gold deposit was sold for cash proceeds of $31.

In March 2005, the Ovacik operation, located in western Turkey, was sold to a subsidiary of Koza Davetiye, a listed Turkish conglomerate. Consideration included $20 at closing, $10 during the fourth quarter of 2005 and various deferred payments that could total as much as $15. Newmont received $2 in payments in 2006.

In December 2004, Newmont sold its 20.7% interest in the Midwest Uranium Joint Venture for $10 in cash and marketable equity securities valued at $2.

In December 2004, Newmont sold its 80% interest in the Perama Hill Project located in northeastern Greece to Frontier Pacific Mining Corporation for $12.

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

Also impacting cash flows from investing activities for the year ended December 31, 2004 was the consolidation of Batu Hijau, effective January 1, 2004, which resulted in the recording of approximately $82 of Batu Hijau’s cash balances.

Financing Activities

Net cash (used in) provided by financing activities of continuing operations was $(333) in 2006, compared to $39 and $(473) in 2005 and 2004, respectively.

Proceeds from debt, net.    In July 2006, Yanacocha issued $100 of bonds in the Peruvian capital markets under a $200 bond program approved by the Peruvian securities regulatory authority. The issuance is comprised of $42 of floating interest rate bonds bearing interest at a rate of LIBOR plus 1.4375%; and $58 of fixed rate bonds bearing interest at 7.0%. The bonds have a four year grace period and amortize quarterly over six years. The bonds are uncollateralized and are non-recourse to Newmont. Funds generated from the issuance will be used by Yanacocha primarily for capital expenditures.

In May 2006, Yanacocha entered into an uncollateralized $100 bank financing with a syndicate of Peruvian commercial banks. Quarterly repayments begin May 2007 with final maturity May 2014. Borrowings under the facility bear interest at a rate of LIBOR plus 1.875%. The loan is non-recourse to Newmont.

Proceeds received during 2005 were primarily from the issuance of 30-year 5 7/8% Notes for net proceeds of $582 during March 2005. The proceeds were used to fund capital investments, including a 200 megawatt power plant in Nevada, and for general corporate purposes.

During 2004, the Company received proceeds from the issuance of debt of $56.

Repayment of debt.    During 2006, the Company made scheduled cash debt repayments of $111 and a scheduled non-cash debt repayment of $48 in connection with the Prepaid forward sales obligation.

Scheduled minimum debt repayments are $159 in 2007, $243 in 2008, $125 in 2009, $133 in 2010, $104 in 2011 and $1,147 thereafter. Newmont expects to be able to fund maturities of its debt from Net cash provided by operating activities and existing cash balances.

Early extinguishment of prepaid forward sales obligation.    In September 2006, Newmont settled its remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract for which it was required to deliver 17,951 ounces of gold in December 2006 and 179,062 ounces of gold in June 2007. This settlement resulted in cash payments of approximately $96 and a $48 reduction to the current portion of long-term debt.

Dividends paid to common stockholders.    The Company paid dividends of $0.40 per common share during 2006, $0.40 per common share during 2005, and $0.30 per common share during 2004. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, paid dividends of CDN$0.46, CDN$0.49 and CDN$0.38 during 2006, 2005 and 2004, respectively. On February 7, 2007, the Company declared a regular quarterly dividend of $0.10 per share, payable March 29, 2007 to holders of record at the close of business on March 7, 2007. The total paid to common stockholders was $180, $179 and $133 for 2006, 2005 and 2004, respectively.

Dividends paid to minority interests.    The Company also paid dividends of $264, $186 and $237 to minority interests during 2006, 2005 and 2004, respectively.

Proceeds from stock issuance.    The Company received proceeds of $78, $43 and $78 during 2006, 2005 and 2004, respectively, from the issuance of common stock related to the exercise of stock options.

Discontinued Operations

Net cash (used in) provided from discontinued operations was $(12) in 2006, compared to $nil and $54 in 2005 and 2004, respectively. Cash flow used in operations during 2006 was primarily from the loss at Holloway, offset by cash provided by Zarafshan, primarily from the gain on operations before classification to discontinued operations in July 2006.

Cash flow from discontinued operations in 2005 was a result of cash provided by Golden Grove and Zarafshan, offset by cash used in discontinued operations of Holloway.

Cash flow from discontinued operations in 2004 was a result of the cash provided by Golden Grove, Zarafshan and Holloway.

Net cash (used in) provided from investing activities of discontinued operations was $34, $116 and $(44) in 2006, 2005 and 2004, respectively. Cash provided from investing activities of discontinued operations in 2006 was a result of $40 proceeds from the sale of Holloway in November 2006 offset by $6 Additions to property, plant and mine development at Zarafshan.

Cash provided from investing activities of discontinued operations in 2005 was primarily the result of proceeds of $147 received from the sale of Golden Grove to Oxiana Limited.

Cash used in investing activities of discontinued operations in 2004 resulted from Additions to property, plant and mine development at Holloway, Zarafshan and Golden Grove.

Net cash used in financing activities of discontinued operations was $7, $1 and $2 all from the repayment of debt at Zarafshan.

Project Financing

On June 30, 2006, Newmont Ghana Gold Limited (“NGGL”), a wholly-owned subsidiary, entered into a $125 project financing with the International Finance Corporation (“IFC”). The financing is comprised of a $75 A-loan funded by the IFC; and a $50 B-loan funded by a syndicate of commercial lenders. The financing contains certain Conditions of Disbursement that must be completed prior to funds being made available. NGGL anticipates meeting the Conditions of Disbursement during the first half of 2007. Amounts borrowed under the financing will be collateralized by the assets of the Ahafo project and will be guaranteed by Newmont pending the successful completion of requirements associated with the Project Financial Completion Certificate (“Project Financial Completion”). The loans will require semi-annual payments beginning in April 2007. The A-loan has a final maturity of October 2018 and borrowings will be subject to an interest rate of LIBOR plus 1.125% pre-completion, and LIBOR plus 2.00% following Project Financial Completion. The B-loan has a final maturity of October 2017 and borrowings will be subject to an interest rate of LIBOR plus 0.80% pre-completion, and LIBOR plus 1.40% post-completion for the first 4-years. The interest rate on the B-loan then increases to LIBOR plus 1.70% (years 5-7); LIBOR plus 1.90% (years 8-9) and LIBOR plus 2.00% (thereafter).

Corporate Revolving Credit Facilities

The Company has an uncollateralized $1,250 revolving credit facility with a syndicate of commercial banks, which matures in July 2010. The facility contains a letter of credit sub-facility. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at an annual interest rate of the greater of LIBOR plus a margin ranging from 0.22% to 1.00%, the federal funds rate plus 0.5% or the lead bank’s prime interest rate. Facility fees accrue at an annual rate ranging from 0.080% to 0.250% of the aggregate commitments. The Company also pays a utilization fee of 0.10% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. As of December 31, 2006 and 2005, the facility fees were 0.09% of the commitment. There was $321 and $275 outstanding under the letter of credit sub-facility as of December 31, 2006 and 2005, respectively.

Debt Covenants

The 5 7/8% notes, Newmont Australia 7 5/8% notes, 8 5/8% debentures, and sale-leaseback of the refractory ore treatment plant debt facilities contain various common public debt covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

In addition to the covenants noted above, the corporate revolving credit facility contains financial ratio covenants requiring the Company to maintain a net debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt (total debt net of cash, cash equivalents and auction rate securities) to total capitalization ratio of less than or equal to 62.5%. Furthermore, the corporate revolving credit facility contains covenants limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

Certain of the Company’s project debt facilities contain debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, change of control provisions and limitations of additional permitted debt.

As of December 31, 2006, the Company and its related entities were in compliance with all debt covenants and default provisions.

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

Contractual Obligations

Newmont’s contractual obligations as of December 31, 2006 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt(1)	$2,934	$247	$697	$254	$1,736
Capital lease obligations(1)	328	41	107	99	81
Remediation and reclamation obligations(2)	1,137	78	180	78	801
Employee-related benefits(3)	220	98	76	30	16
Operating leases	16	6	8	2	—
Minimum royalty payments	141	8	17	36	80
Purchase obligations(4)	393	131	158	41	63
Other(5)	553	184	251	113	5

	$5,722	$793	$1,494	$653	$2,782

(1)	Amounts represent principal ($1,908) and estimated interest payments ($1,354) assuming no early extinguishment.
(2)

Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, the Company is required to close its operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities, see Note 23 to the Consolidated Financial Statements.

(3)

Contractual obligations for Employee-related benefits include severance, workers’ participation, pension funding and other benefit plans. Pension plan funding beyond 2011 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(4)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(5)

Other contractual obligations that are not reflected in the Company’s Consolidated Financial Statements include labor and service contracts. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 13 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases as disclosed in the above table and $445 of outstanding letters of credit, surety bonds and bank guarantees (see Note 19 to the Consolidated Financial Statements). There is also an undrawn contingent sponsor support line of credit to Batu Hijau of $65, of which Newmont’s pro rata share is $37.

Batu Hijau has sales agreements to sell copper concentrates as follows (in millions of pounds) 1,540 in 2007; 1,115 in 2008; 1,411 in 2009; 2,180 in 2010, 1,378 in 2011 and 3,191 thereafter. For information regarding these copper sales agreements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk-Hedging, Provisional Copper and Gold Sales, below.

Future Cash Flows

We anticipate that significant capital expenditures in 2007 through 2009 (see Investing Activities, above), funding of the Exploration and Merchant Banking Segments (see Results of Consolidated Operations, above), debt repayments and dividends to both common shareholders and minority interests could lead to Net cash used in investing activities exceeding Net cash provided by operating activities. We expect that any such deficit will be funded through various sources, including Net cash provided by operating activities. Newmont believes that financing required to execute all of these investments will be available over the time period required from Net cash provided by operating activities, cash, marketable equity securities or other sources of funds, including the Company’s revolving credit facility, project financing and financing alternatives available in the broader capital markets. For information on the Company’s long-term debt, capital lease obligations and operating leases, see Note 19 to the Consolidated Financial Statements. Subject to any significant adverse changes in the Company’s long-term view of gold and copper prices, the Company has both the ability and intention to fund from Net cash provided by operating activities, the exploration expenditures and investments that were assumed in the goodwill valuations to support the Exploration and Merchant Banking Segments.

Net cash provided from operating activities in 2007 are expected to be impacted by the $287 increase in current income and mining taxes payable.

Cash flows are expected to be impacted by variations in the realized spot price of gold and copper. The Company has a series of price-capped gold sales contracts under which it will realize the lower of the spot price on the delivery date or the capped price. The Company also has copper collar contracts for 102 million pounds under which it will realize a minimum and maximum price of $1.10 and $1.40 per pound, respectively, in 2007. For information on the sensitivity of Newmont’s Net cash provided by operating activities to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Cash flows are also expected to be impacted by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian dollar. For information concerning the sensitivity of the Company’s Costs applicable to sales to changes in foreign currency exchange rates, see Results of Consolidated Operations, Foreign Currency Exchange Rates, above. For information on the sensitivity of Newmont’s Net cash provided to operating activities to foreign currency exchange rates, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Based on Newmont’s production profile for the next three years and proven and probable reserves as of December 31, 2006, without considering future additions to such reserves, Newmont expects that consolidated gold ounces sold will be between 6.1 and 6.6 million ounces in 2007. The Company does not anticipate that reasonably expected variations in gold or copper sales alone will influence its ability to pay its debt and other obligations over that period.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. As of December 31, 2006 and 2005, $520 and $428, respectively, were accrued for reclamation costs relating to currently producing mineral properties, of which $67 is classified as current liabilities expected to be spent in 2007.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $85 and $77 were accrued for such obligations as of December 31, 2006 and 2005, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 89% greater or 27% lower than the amount accrued as of December 31, 2006. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense, net in the period estimates are revised.

Newmont spent $12, $14 and $20 in 2006, 2005, and 2004, respectively, for environmental obligations related to former, primarily historic, mining activities, and has classified $10 as a current liability expected to be spent in 2007. Expenditures for 2006, 2005 and 2004 related primarily to legacy Normandy properties in Australia, the McCoy/Cove property in Nevada and the Dawn mill site near Ford, Washington.

Included in capital expenditures were $124, $35 and $43 in 2006, 2005 and 2004, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of Costs applicable to sales.

For more information on the Company’s reclamation and remediation liabilities, see Note 23 to the Consolidated Financial Statements.

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

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect Newmont’s profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to its operations in the United States, Newmont has operations in Australia, Peru, Indonesia, Canada, Bolivia, New Zealand and Mexico. The Company’s non-U.S. operations sell their metal production based on a U.S. dollar gold price. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in local currency at foreign operations. Since the Company’s February 15, 2002 acquisition of Normandy, the Australian dollar/U.S. dollar exchange rate has had the greatest impact on the Company’s total cash costs, as measured in U.S. dollars. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian gold operations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars for such locations. No assurance can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future, or that short-term changes in the Australian dollar/U.S. dollar exchange rate will not have an impact on the Company’s profitability and cash flow. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on Newmont’s determination of proven and probable reserves in the past. However, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact the Company’s cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. For information concerning the sensitivity of the Company’s cash costs to changes in foreign currency exchange rates, see Item 7, Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition-Results of Consolidated Operations-Foreign Currency Exchange Rates, above.

Hedging

Newmont generally avoids hedging its gold production. Newmont’s philosophy is to provide shareholders with leverage to gold prices by selling its gold production at market prices. Newmont has entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with sales contracts, commodities, interest rates, and foreign currency. Newmont is not required to place collateral with respect to derivative contracts and there are no margin calls associated with such contracts. During 2005 and 2006, Newmont entered into copper option collar contracts and $/IDR forward purchase contracts. As of December 31, 2006, approximately 13 million pounds of copper are hedged by the copper option collar contracts, which have been designated as cash flow hedges of forecasted copper sales, and as such, changes in the fair value related to the effective portion of the hedges have been recorded in Accumulated other comprehensive income. As of December 31, 2006, approximately 89 million pounds of copper option collar contracts are accounted for on a mark-to-market basis currently through earnings. The $/IDR forward purchase contracts have been designated as cash flow hedges of future IDR expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income.

For 2006, 2005 and 2004, net losses of ($60) and net gains of $2 and $2, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $1. The maximum period over which hedged forecasted transactions are expected to occur is 5 years.

	Expected Maturity Date	Fair Value
		At December 31,
	2007	2006		2005
Gold Put Option Contracts:
Ounces (thousands)	20	$(1)		$(3)
Average price	$397
Copper Collar Contracts:(1)
Pounds (millions)	102	$(149	)(2)	$(261	)(3)
Average cap price	$1.40
Average floor price	$1.10
$/IDR Forward Purchase Contracts:(1)
$ (millions)	$58	$4		$—
Average rate (IDR/$)	9,693

(1)	56.25% guaranteed by Newmont, 43.75% guaranteed by an affiliate of Sumitomo Corporation.
(2)	The fair value does not include amounts payable ($24) on derivative contracts that have been closed out in December 2006 with the net settlement due and paid in January 2007.
(3)	The fair value does not include amounts payable ($36) on derivative contracts that had been closed out in December 2005 with the net settlement due and paid in January 2006.

Provisional Copper and Gold Sales

The Company’s sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. As of December 31, 2006 and 2005, respectively, the Company had embedded copper derivatives on 180 million pounds and 223 million pounds, recorded at an average price of $2.87 and $2.01 per pound, respectively.

For 2006 and 2005, Batu Hijau recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments as of December 31, 2006, 2005 and 2004, as follows:

	At December 31,
	2006	2005	2004
Gross revenue subject to final price adjustments
Copper	$535	$447	$325
Gold	$44	$19	$29

The average final price adjustments realized were as follows:

	Years ended December 31,
	2006	2005	2004
Average final price adjustments
Copper	31.2%	12.1%	13.8%
Gold	2.6%	1.4%	0.9%

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $381 to $392 per ounce. The initial fair value of the forward sales contracts was recorded as deferred revenue. As of December 31, 2006, $47 remained in deferred revenue and will be included in revenue as delivery occurs. The forward sales contracts are accounted for as normal sales contracts under FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and FAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to FAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding as of December 31, 2006:

	Expected Maturity Date or Transaction Date				Fair Value At December 31,
	2008	2009	2011	Total Average	2006	2005
Ounces (thousands)	1,000	600	250	1,850	$(534)	$(338)
Average price	$384	$381	$392	$384

Interest Rate Swap Contracts

In 2001, Newmont entered into contracts to hedge a portion of the interest rate risk exposure on a portion of its $275 8 5/8% debentures expiring in 2011 and its $200 8 3/8% debentures which expired in 2005. Under the $275 8 5/8% debentures hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. Prior to expiration of the $200 8 3/8% debentures and the associated hedge contracts, Newmont received fixed-rate interest payments of 8.375% and paid floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 3.41% to 4.25%. These transactions resulted in a reduction in interest expense of $nil, $3 and $6 for the years ended December 31, 2006, 2005 and 2004, respectively. The remaining swap contracts are designated as a hedge against $100 principal of the 8 5/8% debentures. The fair value of the interest rate swaps was $1 and $2 as of December 31, 2006 and 2005, respectively.

Fixed and Variable Rate Debt

Newmont has both fixed and variable rate debt. 74% and 78% of debt was fixed and 26% and 22% was variable as of December 31, 2006 and 2005, respectively. The Company has managed some of its fixed rate debt exposure by entering into interest rate swaps (see Interest Rate Swap Contracts above). The Company’s fixed rate debt exposure as of December 31, 2006 and 2005 is summarized as follows:

	2006		2005
Carrying value of fixed rate debt(1)		$934		$935
Fair value of fixed rate debt(1)		$919		$960
Pro forma fair value sensitivity of fixed rate debt of a +/–10 basis point interest rate change(2)	$	+/–8.2	$	+/–9.1

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

(2)

The pro forma information assumes a +/–10 basis point change in market interest rates as of December 31 of each year, and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption. Actual changes in the timing and amount of interest rate variations may differ from the above assumptions.

Pension and Other Benefit Plans

As of December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 required employers that sponsor one or more defined benefit plans to (i) recognize the funded status of a benefit plan in its statement of financial position, (ii) recognize the gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income, net of tax, (iii) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of adopting FAS 158 on the Consolidated Balance Sheets was as follows:

	Before Application of FAS 158	Adjustment	After Application of FAS 158
Other long-term assets	$193	$(15)	$178
Total assets	$15,616	$(15)	$15,601
Employee pension and other benefits	$229	$27	$256
Deferred income taxes	$717	$(14)	$703
Accumulated other comprehensive income	$700	$(27)	$673
Total stockholders’ equity	$9,364	$(27)	$9,337

The effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, prescription drug benefit under Medicare Part D, decreased post-retirement project benefit obligations by $8 in 2006.

Yield curves matching our benefit obligations were derived using a cash flow analysis under the Citigroup pension discount curve. The Citigroup pension discount curve shows the relationship between interest rates and duration for hypothetical zero coupon investments. Under this approach, Treasury par curve data is used to set the shape of the yield curve and calculate the AA corporate spot yield at each maturity. The resulting curve was used to identify a discount rate for the Company of 5.9% and 5.75% in 2006 and 2005, respectively, based on the timing of future benefit payments. The decision to use 8% as the expected long-term return on plan assets was made based on an analysis of the actual plan asset returns over multiple time horizons and review of assumptions used by other U.S. corporations with defined benefit plans of similar size and investment strategy. The average actual return on plan assets during the 18 years ended December 31, 2006 approximated 10%.

Pension and other benefit plan costs can be impacted by actual results that differ from assumptions selected. These differences are reflected in financial results over future periods. Actual returns on pension assets were $28, $18 and $19 in 2006, 2005 and 2004, respectively, compared to expected returns of $32, $21 and $14 for the same periods. If the difference between expected returns and actual results related to plan assets, combined with the gains or losses resulting from the projected benefit obligation, fall outside certain limits, the difference will be amortized into future earnings on a straight-line basis over the average remaining working life of the participants (currently 13.1 years). The following table provides details of the pension plans asset mix as of December 31, 2006:

Asset Class	Actual Mix	Target Mix	Expected Rate of Return	Standard Deviation or Volatility
U.S. equity investments	45%	45%	7.9%	18.5%
International equity investments	21%	20%	8.7%	28.0%
Fixed income investments	34%	35%	5.0%	8.5%

			7.6%	12.6%

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

Contributions to the pension plans were $23, $12 and $38 in 2006, 2005 and 2004, respectively. The Company is currently planning to contribute $65, to its retirement benefit programs in 2007.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon its assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based upon those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Newmont Mining Corporation:

We have completed integrated audits of Newmont Mining Corporation's 2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its methods of accounting for share-based payments, stripping costs incurred during the production phase and defined benefit pension and other post retirement plans all effective January 1, 2006; and changed its method of accounting for an investment following the adoption of FIN-46R effective January 1, 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained in all material respects effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Denver, Colorado

February 23, 2007

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,
	2006	2005	2004
	(in millions, except per share)
Revenues
Sales—gold, net	$4,316	$3,680	$3,540
Sales—copper, net	671	672	786

	4,987	4,352	4,326
Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	2,207	1,990	1,878
Copper	308	303	305
Depreciation, depletion and amortization	636	635	652
Exploration	170	147	107
Advanced projects, research and development	94	73	80
General and administrative	149	134	116
Write-down of goodwill (Note 18)	—	41	52
Write-down of long-lived assets (Note 4)	3	43	39
Other expense, net (Note 5)	149	112	34

	3,716	3,478	3,263
Other income (expense)
Other income, net (Note 6)	451	269	102
Interest expense, net of capitalized interest of $57, $39 and $13, respectively	(97)	(97)	(97)

	354	172	5
Income from continuing operations before income tax, minority interest and equity income of affiliates	1,625	1,046	1,068
Income tax expense (Note 7)	(424)	(310)	(324)
Minority interest in income of consolidated subsidiaries	(363)	(380)	(335)
Equity income of affiliates (Note 8)	2	4	2

Income from continuing operations	840	360	411
(Loss) income from discontinued operations (Note 9)	(49)	(38)	79
Cumulative effect of a change in accounting principle, net of tax of $25 in 2004 (Note 3)	—	—	(47)

Net income	$791	$322	$443

Income from continuing operations per common share, basic	$1.87	$0.81	$0.93
(Loss) income from discontinued operations per common share, basic	(0.11)	(0.09)	$0.18
Cumulative effect of a change in accounting principle per common share, basic	—	—	(0.11)

Net income per common share, basic (Note 10)	$1.76	$0.72	$1.00

Income from continuing operations per common share, diluted	$1.86	$0.80	$0.92
(Loss) income from discontinued operations per common share, diluted	(0.11)	(0.08)	0.18
Cumulative effect of a change in accounting principle per common share, diluted	—	—	(0.11)

Net income per common share, diluted (Note 10)	$1.75	$0.72	$0.99

Basic weighted-average common shares outstanding	450	446	443

Diluted weighted-average common shares outstanding	452	449	447

Cash dividends declared per common share	$0.40	$0.40	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2006	2005
	(in millions)
ASSETS
Cash and cash equivalents	$1,166	$1,082
Marketable securities and other short-term investments (Note 14)	109	817
Trade receivables	142	94
Accounts receivable	216	135
Inventories (Note 15)	382	304
Stockpiles and ore on leach pads (Note 16)	378	241
Deferred stripping costs (Note 3)	—	78
Deferred income tax assets (Note 7)	156	159
Other current assets	93	90

Current assets	2,642	3,000
Property, plant and mine development, net (Note 17)	6,847	5,581
Investments (Note 14)	1,319	955
Long-term stockpiles and ore on leach pads (Note 16)	812	599
Deferred stripping costs (Note 2)	—	100
Deferred income tax assets (Note 7)	799	515
Other long-term assets	178	181
Goodwill (Note 18)	3,004	2,879
Assets of operations held for sale (Note 9)	—	182

Total assets	$15,601	$13,992

LIABILITIES
Current portion of long-term debt (Note 19)	$159	$195
Accounts payable	340	227
Employee-related benefits (Note 20)	182	176
Derivative instruments	174	270
Income and mining taxes (Note 7)	364	77
Other current liabilities (Note 22)	520	394

Current liabilities	1,739	1,339
Long-term debt (Note 19)	1,752	1,723
Reclamation and remediation liabilities (Note 23)	528	442
Deferred income tax liabilities (Note 7)	703	446
Employee-related benefits (Note 20)	309	273
Other long-term liabilities (Note 22)	135	415
Liabilities of operations held for sale (Note 9)	—	47

Total liabilities	5,166	4,685

Commitments and contingencies (Note 29)
Minority interest in subsidiaries	1,098	931

STOCKHOLDERS’ EQUITY
Common stock—$1.60 par value;
Authorized—750 million shares Issued and outstanding—
Common: 423 million and 417 million shares issued, less 246,000 and 234,000 treasury shares, respectively	677	666
Exchangeable: 56 million shares issued, less 29 million and 25 million redeemed shares, respectively
Additional paid-in capital	6,703	6,578
Accumulated other comprehensive income (Note 11)	673	378
Retained earnings	1,284	754

Total stockholders’ equity	9,337	8,376

Total liabilities and stockholders’ equity	$15,601	$13,992

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
	(in millions)
Balance at December 31, 2003	442	$638	$6,423	$301	$23	$7,385
Net income	—	—	—	443	—	443
Other comprehensive income	—	—	—	—	124	124
Common stock dividends	—	—	—	(133)	—	(133)
Stock based compensation	4	6	113	—	—	119
Shares issued in exchange for exchangeable shares	—	12	(12)	—	—	—

Balance at December 31, 2004	446	$656	$6,524	$611	$147	$7,938
Net income	—	—	—	322	—	322
Other comprehensive income	—	—	—	—	231	231
Common stock dividends	—	—	—	(179)	—	(179)
Stock based compensation	2	3	61	—	—	64
Shares issued in exchange for exchangeable shares	—	7	(7)	—	—	—

Balance at December 31, 2005	448	$666	$6,578	$754	$378	$8,376
Net income	—	—	—	791	—	791
Other comprehensive income	—	—	—	—	322	322
Common stock dividends	—	—	—	(180)	—	(180)
Adoption of EITF 04-06 (Note 3)	—	—	—	(81)	—	(81)
Adoption of FAS 158 (Note 3)	—	—	—	—	(27)	(27)
Stock based compensation and related share issuances	3	5	131	—	—	136
Shares issued in exchange for exchangeable shares	—	6	(6)	—	—	—

Balance at December 31, 2006	451	$677	$6,703	$1,284	$673	$9,337

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Net income	$791	$322	$443
Other comprehensive income (loss):
Unrealized gains on marketable equity securities, net of $49, $61 and $32 tax expense, respectively	272	282	123
Foreign currency translation adjustments	(14)	26	31
Change in minimum pension liability, net of $10 tax expense, $10 and $6 tax benefit, respectively
Net change from periodic valuations	12	(22)	(14)
Net amount reclassified to income	5	4	3

Net unrecognized loss on pension liability prior to adoption of FAS 158	17	(18)	(11)

Change in fair value of cash flow hedge instruments, net of tax and minority interests of $(26), $30 and $8, respectively
Net change from periodic revaluations	6	(65)	(8)
Net amount reclassified to income	41	6	(11)

Net unrecognized gain (loss) on derivatives	47	(59)	(19)

Other comprehensive income	322	231	124

Comprehensive income	$1,113	$553	$567

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Operating activities:
Net income	$791	$322	$443
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation, depletion and amortization	636	635	652
Revenue from prepaid forward sales obligation	(48)	(48)	—
Loss (gain) from discontinued operations	49	38	(79)
Accretion of accumulated reclamation obligations	31	27	25
Amortization of deferred stripping costs, net	—	(56)	4
Deferred income taxes	(55)	(12)	75
Minority interest expense	363	380	335
Cumulative effect of change in accounting principle, net	—	—	47
Gain on asset sales, net	(315)	(48)	(28)
(Gain) loss on sale of investments, net	(13)	(54)	39
Hedge (gain) loss, net	(46)	99	10
Other operating adjustments and write-downs	150	146	83
Decrease (increase) in operating assets:
Trade and accounts receivable	(110)	(65)	(6)
Inventories, stockpiles and ore on leach pads	(388)	(179)	(14)
Other assets	(25)	(29)	3
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	277	135	(38)
Reclamation liabilities	(60)	(48)	(48)

Net cash provided from continuing operations	1,237	1,243	1,503
Net cash (used in) provided from discontinued operations	(12)	—	54

Net cash from operations	1,225	1,243	1,557

Investing activities:
Additions to property, plant and mine development	(1,551)	(1,220)	(674)
Investments in marketable debt and equity securities	(1,503)	(3,301)	(1,720)
Proceeds from sale of marketable debt and equity securities	2,224	3,358	899
Acquisitions (Note 12)	(348)	—	—
Proceeds from sale of assets, net	334	79	51
Cash recorded upon consolidation of Batu Hijau	—	—	82
Other	6	(9)	(26)

Net cash used in investing activities of continuing operations	(838)	(1,093)	(1,388)
Net cash (used in) provided from investing activities of discontinued operations	34	116	(44)

Net cash used in investing activities	(804)	(977)	(1,432)

Financing activities:
Proceeds from debt, net	198	583	56
Repayment of debt	(111)	(217)	(252)
Early extinguishment of prepaid forward sales obligation	(48)	—	—
Dividends paid to common stockholders	(180)	(179)	(133)
Dividends paid to minority interests	(264)	(186)	(237)
Proceeds from stock issuance	78	43	78
Change in restricted cash and other	(6)	(5)	15

Net cash (used in) provided from financing activities of continuing operations	(333)	39	(473)
Net cash used in financing activities of discontinued operations	(7)	(1)	(2)

Net cash (used in) provided from financing activities	(340)	38	(475)

Effect of exchange rate changes on cash	3	(3)	2

Net change in cash and cash equivalents	84	301	(348)
Cash and cash equivalents at beginning of period	1,082	781	1,129

Cash and cash equivalents at end of period	$1,166	$1,082	$781

See Note 25 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1    THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont” or the “Company”) predominantly operate in a single industry, namely, exploration for and production of gold.

The Company’s sales result from operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, Bolivia, New Zealand and Mexico. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, and to a lesser extent, copper. The prices of gold and copper can fluctuate widely and are affected by numerous factors beyond the Company’s control.

References to “A$” refers to Australian currency, “CDN$” to Canadian currency, “IDR” to Indonesian currency, and “$” to United States currency.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation, depletion and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory to net realizable value; post employment, post retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company periodically reviews and accounts for its equity security investments as available for sale securities in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Additional information concerning the Company’s equity method and security investments is included in Note 14.

The Company accounts for its investments in auction rate securities in accordance with FAS No. 115. Specifically, when the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as an available-for-sale marketable debt security.

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

Concentrate Inventory

Concentrate inventories represent copper and gold concentrate available for shipment. The Company values concentrate inventory at the average cost, including an allocable portion of mill support costs and mill depreciation. Costs are added and removed to the concentrate inventory based on tons of concentrate and are valued at the lower of average cost or net realizable value.

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

Interest cost allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Royalty interests are generally in the form of a net smelter return (“NSR”) royalty, which provides for the payment either in cash or physical metal (“in-kind”) of a specified percentage of production less certain specified transportation and refining costs. Net profit interests (“NPI”) are those pursuant to which Newmont is entitled to a specified percentage of the net profits, as defined in each case. The majority of NSR royalty revenue and NPI revenue can be received in-kind (generally in the form of gold bullion) at the option of Newmont. As detailed further in Note 17, the Company owns royalty interests in production, development and exploration stage properties.

Asset Impairment

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Goodwill

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Revenue Recognition

Revenue is recognized, net of treatment and refining charges, from a sale when the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

reasonably assured. Revenues from by-product sales are credited to Costs applicable to sales as a by-product credit. Royalty revenue received in-kind (generally in the form of gold bullion) is recognized based on the fair value on the date that title is transferred to the Company.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices for the estimated month of settlement. For changes in metal quantities upon receipt of new information and assay, the provisional sales quantities are adjusted as well. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement-date, it is reasonably possible that the Company could be required to return a portion of the sales proceeds received based on the provisional invoice.

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

Stripping Costs

Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. Capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period.

Prior to 2006 (see Note 3) at some of the Company’s mining operations, deferred stripping costs were charged to Costs applicable to sales as gold or copper was produced and sold using the units of production method based on estimated recoverable quantities of proven and probable gold or copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which resulted in the recognition of the costs of waste removal activities over the life of the mine as gold or copper was produced. The application of the deferred stripping accounting method generally resulted in an asset (deferred stripping costs), although a liability (advanced stripping costs) arose when the actual stripping ratio incurred to date was less than the expected stripping ratio over the life of the mine. The Advanced stripping costs primarily pertained to the Batu Hijau operation.

Reclamation and Remediation Costs (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with FASB FAS No. 143, “Accounting for Asset Retirement Obligations.”

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Income and Mining Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. Mining taxes represent Canadian provincial taxes levied on mining operations and are classified as income taxes; as such taxes are based on a percentage of mining profits. With respect to the earnings that the Company derives from the operations of its consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of these consolidated companies.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. All monetary assets and liabilities where the functional currency is the U.S. dollar are translated at current exchange rates and the resulting adjustments are included in Other income, net. The functional currency of the Canadian operations is the Canadian dollar. All monetary assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates and the resulting adjustments are charged or credited directly to Accumulated other comprehensive income (“OCI”) in Stockholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted-average exchange rates for the period.

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

The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from the sale of production or production costs (the “effective portion”), changes in fair value are deferred in OCI. Amounts deferred in OCI are reclassified to Sales, net or to Costs applicable to sales, as applicable, when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Other income, net in each period.

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

Stock Based Compensation

Compensation cost recognized in 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

Prior to 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Net Income per Common Share

Basic and diluted earnings per share are presented for Net income and for Income from continuing operations. Basic earnings per share is computed by dividing Net income or Income from continuing operations by the weighted-average number of outstanding common shares for the period, including the exchangeable shares (see Note 10). Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted earnings per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

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

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2006 presentation. The most significant reclassifications were to reclassify the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Consolidated Balance Sheets and to (Loss) income from discontinued operations in the Consolidated Statements of Income for all periods presented. The Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Recent Accounting Pronouncements

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, results of operations and disclosures.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3    ACCOUNTING DEVELOPMENTS

Pensions

As of December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 required employers that sponsor one or more defined benefit plans to (i) recognize the funded status of a benefit plan in its statement of financial position, (ii) recognize the gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income, net of tax, (iii) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of adopting FAS 158 on the Consolidated Balance Sheets was as follows:

	Before Application of FAS 158	Adjustment	After Application of FAS 158
Other long-term assets	$193	$(15)	$178
Total assets	$15,616	$(15)	$15,601
Employee pension and other benefits	$229	$27	$256
Deferred income taxes	$717	$(14)	$703
Accumulated other comprehensive income	$700	$(27)	$673
Total stockholders’ equity	$9,364	$(27)	$9,337

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). The Company adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

As a result of adopting FAS 123(R), the Company’s Income from continuing operations and Net income for 2006 is $19 ($0.04 per share) lower, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year periods. Prior to the adoption of FAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was included in operating cash flows, along with other tax cash flows. FAS 123(R) requires tax benefits relating to the deductibility of increases in the equity instruments issued under share-based compensation arrangements that are not included in Costs applicable to sales (“excess tax benefits”) to be presented in the Statement of Cash Flows as financing cash inflows. The benefit realized for tax deductions from option exercises totaled $3 in 2006.

Deferred Stripping Costs

On January 1, 2006 the Company adopted Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance required the recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to earnings in the period of adoption for prior periods. The cumulative effect adjustment reduced retained earnings by $81 (net of tax and minority interests) and eliminated the $71 net deferred stripping asset from the balance sheet. Adoption of EITF 04-06 had no impact on the Company’s cash position or net cash from operations.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Movements in the net deferred stripping cost balance were as follows:

	Years Ended December 31,
	2006	2005	2004
Opening balance	$71	$19	$90
Cumulative effect adjustment	(71)	—	—
Consolidation of Batu Hijau	—	—	(67)
Disposition of Ovacik	—	(4)	—
Additions	—	160	148
Amortization	—	(104)	(152)

Closing balance	$—	$71	$19

The deferred and advanced stripping cost balances are presented in the balance sheet as of December 31, 2005 as follows:

Deferred stripping costs:
Current	$78
Long-term	100

178

Advanced stripping costs (included in other liabilities):
Current	$14
Long-term	93

107

Deferred stripping, net	$71

Consolidation of Batu Hijau

In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). Newmont identified the Nusa Tenggara Partnership (“NTP”) and P.T. Newmont Nusa Tenggara (“PTNNT”) (collectively, “Batu Hijau”) as VIEs. Therefore, as of January 1, 2004, the Company has fully consolidated Batu Hijau in its Consolidated Financial Statements.

Under the Batu Hijau Contract of Work, a portion of the project must be offered for sale to the Indonesian government or to Indonesian nationals. Therefore, it is possible that future changes in the Company’s economic ownership interest in Batu Hijau would result in the Company accounting for its investment in Batu Hijau using the equity method of accounting, significantly impacting the Company’s Consolidated Financial Statements. In this case, Batu Hijau revenues, expenses, assets, liabilities, minority interests and cash flows would no longer be individually reported in the Company’s Consolidated Financial Statements. The Company’s share of Batu Hijau net income would be reported as Equity income of affiliates in the Statements of Consolidated Income, the net investment in Batu Hijau would be included in Investments in the Consolidated Balance Sheets and dividends received from Batu Hijau would be reported in Operating activities in the Statements of Consolidated Cash Flows.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Upon consolidation of Batu Hijau, effective January 1, 2004, certain adjustments were recorded to the opening balance sheet of PTNNT to conform to Newmont’s accounting policies. These adjustments were recorded to change from units-of-production depreciation of processing plant and mining facilities to straight-line depreciation of such facilities and to change from allocating costs to stockpile inventories based on mining costs per ton to allocating costs based on recoverable pounds of copper equivalent contained in the various categories of stockpiles. The impact of these adjustments was a charge of $47, net of income tax expense and minority interest which has been recorded in Cumulative effect of a change in accounting principle, net of tax in the 2004 Statement of Consolidated Income.

NOTE 4    WRITE-DOWN OF LONG-LIVED ASSETS

Write-down of long-lived assets totaled $3, $43 and $39 for 2006, 2005 and 2004, respectively. The 2006 write-down primarily related to equipment. The 2005 write-down primarily related to the Martabe exploration project in Indonesia and exploration tenements in Australia. The 2004 write-down related to the Ovacik mine in Turkey, exploration tenements in Australia, mineral interests at Pajingo, and processing facilities at Yanacocha.

NOTE 5    OTHER EXPENSE, NET

	Years Ended December 31,
	2006	2005	2004
Reclamation and remediation	$47	$38	$(11)
Peruvian royalty	22	—	—
Buyat Bay settlement and other (Note 29)	22	56	7
Peruvian worker’s participation reserves	15	—	—
Yanacocha leach pad repair	10	—	—
Other	33	18	38

	$149	$112	$34

NOTE 6    OTHER INCOME, NET

	Years Ended December 31,
	2006	2005	2004
Gain on sale of Alberta Oil Sands project	$266	$—	$—
Royalty and dividend income, net	120	79	64
Interest income	67	59	23
Gain on sale of Martabe project	30	—	—
Income from development projects, net	19	—	—
Gain (loss) on investments, net	13	54	(39)
Gain on sale of property, plant and equipment	12	11	20
Foreign currency exchange gains	5	8	7
Gain on sale of other assets, net	6	37	8
Gain on QMC debt guarantee	—	9	11
Loss on early extinguishment of debt	(40)	—	—
(Loss) gain on ineffective portion of derivative investments, net	(60)	2	2
Other	13	10	6

	$451	$269	$102

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

During the third quarter of 2006, Newmont sold its Alberta Oil Sands project to the Korean National Oil Corporation and its Martabe gold project in Indonesia to Agincourt Resources Limited (“Agincourt”). Newmont received net cash proceeds of $271 for the Alberta Oil Sands project. Newmont received net cash proceeds of $42 and approximately 43 million Agincourt shares valued at $37 for the Martabe project.

In September 2006, Newmont settled its remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract for which it was required to deliver 17,951 ounces of gold in December 2006 and 179,062 ounces of gold in June 2007. This settlement resulted in cash payments of $96, and included a $48 reduction to the current portion of long-term debt and a $40 pre-tax loss on extinguishment of debt.

The 2006 loss on ineffective portion of derivative instruments, net was primarily related to the ineffective portion of copper collar instruments designated as cash flow hedges.

In March 2005, the Mezcala project was sold for cash proceeds of $31 and the Company recorded a gain of $31, which is included in gain on sale of other assets, net.

NOTE 7    INCOME TAXES

The Company’s Income tax (expense) benefit consisted of:

	Years Ended December 31,
	2006	2005	2004
Current:
United States	$(8)	$(22)	$(10)
Foreign	(471)	(303)	(241)

	(479)	(325)	(251)

Deferred:
United States	3	9	61
Foreign	52	6	(134)

	55	15	(73)

	$(424)	$(310)	$(324)

The Company’s Pre-tax income (loss) before minority interest, equity income and impairment of affiliates and cumulative effect of a change in accounting principle consisted of:

	Years Ended December 31,
	2006	2005	2004
United States	$252	$(68)	$183
Foreign	1,373	1,114	885

	$1,625	$1,046	$1,068

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2006	2005	2004
Pre-tax income before minority interest, equity income and impairment of affiliates and cumulative effect of change in accounting principle	$1,625	$1,046	$1,068
United States statutory corporate income tax rate	35%	35%	35%

Income tax expense computed at United States statutory corporate income tax rate	(569)	(366)	(374)
Reconciling items:
Percentage depletion and Canadian Resource Allowance	83	47	47
Change in valuation allowance on deferred tax assets	27	(22)	58
Effect of foreign earnings, net of allowable credits	(9)	(12)	(25)
U.S. tax effect of minority interest attributable to non-U.S. investees	15	15	7
Rate differential for foreign earnings indefinitely reinvested	(79)	(8)	(61)
Resolution of tax issues associated with prior years	4	12	—
Foreign currency translation of monetary assets	2	14	13
Tax effect of changes in tax laws	22	24	51
Tax effect of impairment of goodwill	––	(14)	(17)
U.S. tax payable and book/tax basis analysis	27	—	—
Non-U.S. tax effect attributable to capital gains	––	—	(9)
Change in Australia’s functional currency for tax reporting	48	—	––
Other	5	––	(14)

Income tax expense	$(424)	$(310)	$(324)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At December 31,
	2006	2005
Deferred income tax assets:
Exploration costs	$63	$55
Depreciation	147	69
Net operating losses and tax credits	649	720
Retiree benefit and vacation accrual costs	114	101
Remediation and reclamation costs	141	101
Derivative instruments	––	26
Other	217	116

	1,331	1,188
Valuation allowances	(517)	(523)

	814	665

Deferred income tax liabilities:
Net undistributed earnings of subsidiaries	(37)	(32)
Unrealized gain on investments	(135)	(77)
Depletable and amortizable costs associated with mineral rights	(358)	(310)
Derivative instruments	(15)	—
Foreign currency exchange	(26)	(23)

	(571)	(442)

Net deferred income tax assets	$243	$223

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Net deferred income tax assets consist of:

	At December 31,
	2006	2005
Current deferred income tax assets	$156	$159
Long-term deferred income tax assets	799	515
Current deferred income tax liabilities	(9)	(5)
Long-term deferred income tax liabilities	(703)	(446)

	$243	$223

These balances include net deferred income tax assets that have been reclassified to Assets and Liabilities of Operations Held for Sale of:

	At December 31,
	2006	2005
Current deferred income tax assets	$—	$2
Long-term deferred income tax liabilities	—	(19)

	$—	$(17)

Newmont intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $844 and $1,013 as of December 31, 2006 and 2005, respectively. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.

As of December 31, 2006 and December 31, 2005, the Company had (i) $830 and $949 of net operating loss carry forwards, respectively; and (ii) $155 and $155 of tax credit carry forwards, respectively. Of the amounts of net operating loss carry forwards, $47 and $74, respectively, are attributable to acquired mining operations conducted in the United States and will begin expiring in 2013 if not utilized before then. As of December 31, 2006 and 2005, $509 and $618, respectively, of net operating loss carry forwards are attributable to acquired mining operations in Australia for which current tax law provides no expiration period. The remaining net operating losses available are attributable to acquired entities and have various temporal and other limitations that may restrict the ultimate realization of the tax benefits of such tax attributes.

Tax credit carry forwards for 2006 and 2005 of $135 and $147 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2011. Other credit carry forwards at the end of 2006 and 2005 in the amounts of $20 and $8, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

During 2006 the Company completed a reconciliation of its U.S. book and tax basis assets and liabilities as well as a detailed analysis of its income taxes payable. This exercise identified differences of $27. The entire adjustment was recognized as a tax benefit in 2006. The Company also recognized a net tax benefit of $16 due to an adjustment on the interest accrued on tax contingencies.

The Company decreased the valuation allowance related to deferred tax assets by $27 during 2006. The decrease resulted partially from the utilization of capital losses in Australia from capital gain transactions occurring in the current year. Previously, the Company had placed a full valuation allowance on these capital losses because of a lack of sufficient positive evidence to support the future realization of these deferred tax assets. The remaining net decrease in valuation allowance is primarily attributable to increased expected realization of foreign tax credits reduced by an increase in the valuation allowance recorded due to the lack of sufficient positive evidence concerning the ability of certain non-U.S. subsidiaries to generate sufficient taxable income to realize the tax loss carryforwards. The valuation allowance remaining at the end of 2006 primarily is attributable to non-U.S. subsidiaries tax loss carryforwards. Of the total $517 and $523 valuation allowance recorded as of December 31, 2006 and 2005, $78 in 2006 and $89 in 2005 are attributable to deferred tax assets for which any subsequently recognized tax benefits will be allocated to reduce goodwill related to prior acquisitions.

The breakdown of the Company’s net deferred tax assets between the United States and foreign taxing jurisdictions is as follows:

	Years Ended December 31,
	2006	2005
United States	$550	$496
Foreign	(307)	(273)

	$243	$223

In December, the Company entered into an in-principle Heads of Agreement (“HOA”) with the Australian Taxation Office (“ATO”). The HOA specifies the terms of a proposed settlement of the outstanding audit issues relating to Normandy Mining Limited (“Normandy”, now known as Newmont Australia Limited) for the tax years 1994-1999. These issues relate to years before the Company acquired Normandy. At the date of the business combination, Normandy had recorded no income tax liability with respect to the tax positions taken in reporting certain transactions, therefore the Company’s initial best estimate of the FAS 5 income tax contingency relating to these issues was recorded as a tax liability at the date of acquisition, February 15, 2002, by increasing the purchase price of Normandy. As of December 31, 2006, the long-term income tax liability balance relating to this proposed settlement was reclassified to current income taxes payable.

The breakdown of the Company’s income and mining taxes between the United States and foreign taxing jurisdictions is as follows:

	Years Ended December 31,
	2006	2005
United States	$27	$19
Foreign	337	58

	$364	$77

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8    EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2006	2005	2004
European Gold Refineries	$3	$6	$1
AGR Matthey Joint Venture	1	(2)	1
Regis Resources NL	(2)	—	—

	$2	$4	$2

European Gold Refineries

Newmont holds a 50% interest in the European Gold Refineries SA joint venture (“EGR”), with Swiss residents holding the remaining 50%. EGR owns 100% of Valcambi SA (“Valcambi”), a gold refining business, and 66.65% of Finorafa SA (“Finorafa”), a gold distribution business. Newmont has no guarantees related to these investments. Newmont has not received dividends from EGR in 2006, 2005 and 2004. Valcambi is a London Gold Delivery precious metals refiner and manufacturer of semi-finished products for the Swiss luxury watch industry, and Finorafa is a distributor and financier of gold products in the Italian market. See also Note 24 for details of Newmont’s transactions with EGR and Finorafa.

AGR Matthey Joint Venture

Newmont holds a 40% interest in the AGR Matthey Joint Venture (“AGR”), with Johnson Matthey (Australia) Ltd. and the West Australian Mint holding the remaining interests. Newmont has no guarantees related to this investment. Newmont received dividends of $1, $nil and $2 during 2006, 2005 and 2004, respectively, from its interests in AGR. See also Note 24 for details of Newmont’s transactions with AGR.

Regis Resources NL

Newmont holds a 49% interest in Regis Resources NL, which is primarily a gold exploration company with substantial landholding in Western Australia. Newmont has no guarantees related to this investment.

NOTE 9    DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In July 2006, Newmont’s Board of Directors approved a plan to sell the Company’s 50% interest in the Zarafshan-Newmont Joint Venture. However, as a result of the Uzbekistan government’s expropriation of the Company’s assets in August 2006, a pre-tax impairment loss of $101 was recognized in the third quarter of 2006. The Company will continue to challenge the Uzbekistan government’s actions through international arbitration.

During the fourth quarter of 2005, Newmont committed to plans to divest Holloway. In September 2006, Newmont reached an agreement with St. Andrew Goldfields Ltd. to sell Holloway for cash proceeds of $40 plus certain royalties. The sale was completed in November 2006, resulting in a $13 pre-tax gain.

In 2005, Newmont sold Golden Grove in Western Australia to Oxiana Limited (“Oxiana”) for cash of $147 and 82 million Oxiana shares, resulting in a $6 pre-tax gain.

The 2005 pre-tax loss from impairment included in discontinued operations of $42 was comprised of a $39 impairment of Golden Grove and a $3 impairment of Holloway.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont has accounted for these dispositions in accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has reclassified the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Consolidated Balance Sheets and to Loss from discontinued operations in the Consolidated Statements of Income for all periods presented. The Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

The following table details selected financial information included in the (Loss) income from discontinued operations in the consolidated statements of income:

	Years Ended December 31,
	2006	2005	2004
Sales—gold, net	$52	$84	$113
Sales—base metals, net	—	38	85

	$52	$122	$198

Income (loss) from operations	$6	$(14)	$31
Loss from impairment	(101)	(42)	—
Gain on sale of operation	13	6	—

Pre-tax (loss) income	(82)	(50)	31
Income tax benefit	33	12	48

(Loss) income from discontinued operations	$(49)	$(38)	$79

The major classes of Assets and Liabilities of operations held for sale in the consolidated balance sheet as of December 31, 2005 are as follows:

Assets:
Accounts receivable	$2
Inventories	20
Stockpiles and ore on leach pads	18
Property, plant and mine development	129
Other assets	13

$182

Liabilities:
Accounts payable	$7
Reclamation and remediation	5
Other liabilities	35

$47

NOTE 10    STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

The Company paid common stock dividends of $0.40 per share in 2006 and 2005 and $0.30 per share in 2004.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Treasury Stock

Treasury stock is acquired by the Company when certain restricted stock vests (see Note 21). At vesting, a participant has a tax liability and, pursuant to the participant’s award agreement, may elect withholding of restricted stock to satisfy tax withholding obligations. The withheld stock is accounted for as treasury stock and carried at the par value of the related common stock.

Exchangeable Shares

In connection with the acquisition of Franco-Nevada in February 2002, certain holders of Franco-Nevada common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco-Nevada) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to holders of Newmont common stock. As of December 31, 2006 and 2005, the value of these no-par shares was included in Additional paid-in capital.

Net Income per Common Share

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

	Years Ended December 31,
	2006	2005	2004
Numerator:
Income from continuing operations	$840	$360	$411
(Loss) income from discontinued operations	(49)	(38)	79
Cumulative effect of a change in accounting principle	—	—	(47)

Net income	$791	$322	$443

Denominator:
Basic	450	446	443
Effect of employee stock-based awards	2	3	4

Diluted	452	449	447

Income per common share
Basic:
Income from continuing operations	$1.87	$0.81	$0.93
(Loss) income from discontinued operations	(0.11)	(0.09)	0.18
Cumulative effect of a change in accounting principle	—	—	(0.11)

Net income	$1.76	$0.72	$1.00

Diluted:
Income from continuing operations	$1.86	$0.80	$0.92
(Loss) income from discontinued operations	(0.11)	(0.08)	0.18
Cumulative effect of a change in accounting principle	—	—	(0.11)

Net income	$1.75	$0.72	$0.99

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Options to purchase 1.1 million, 3.4 million and 2.7 million shares of common stock at average exercise prices of $48.48, $48.97 and $50.70 were outstanding as of December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive.

NOTE 11    ACCUMULATED OTHER COMPREHENSIVE INCOME

	At December 31,
	2006	2005
Unrealized gain on marketable equity securities, net of $142 and $94 tax expense, respectively	$678	$406
Foreign currency translation adjustments	43	57
Pension liability adjustments, net of $44 and $31 tax benefit, respectively	(80)	(59)
Other post-retirement benefit adjustments, net of $6 and $nil tax expense, respectively	11	—
Changes in fair value of cash flow hedge instruments, net of tax and minority interests of $(13) and $(32), respectively	21	(26)

	$673	$378

In 2006, Accumulated other comprehensive income decreased by $38, net of $20 tax benefit, related to employee pension and increased by $11, net of $6 tax expense, related to other post retirement benefits with the adoption of FAS 158. See Note 3.

NOTE 12    ACQUISITIONS

In September 2006, Newmont acquired a 40% interest in Shore Gold Inc.’s Fort a la Corne unincorporated joint venture diamond project in Saskatchewan, Canada for cash consideration $152.

In March 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington unincorporated joint venture, bringing its interest in the project to 66.67%, for cash consideration of $173.

In January 2006, Newmont acquired the remaining 15% interest in the Akyem project for cash consideration of $23, bringing its interest in the project to 100%.

NOTE 13    SALES CONTRACTS, COMMODITY AND FINANCIAL INSTRUMENTS

Newmont generally avoids gold hedging. Newmont’s philosophy is to provide shareholders with leverage to gold prices by selling its gold production at market prices. Newmont has entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with sales contracts, commodities, interest rates, and foreign currency. Newmont is not required to place collateral with respect to commodity instruments and there are no margin calls associated with such contracts. During 2005 and 2006, Newmont entered into copper option collar contracts and $/IDR forward purchase contracts. As of December 31, 2006, approximately 13 million pounds of copper are hedged by the copper option collar contracts, which have been designated as cash flow hedges of forecasted copper sales, and as such, changes in the fair value related to the effective portion of the hedges have been recorded in Accumulated other comprehensive income. As of December 31, 2006, approximately 89 million pounds of copper option collar contracts are accounted for

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

on a mark-to-market basis currently through earnings. The $/IDR forward purchase contracts have been designated as cash flow hedges of future IDR expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income.

For 2006, 2005 and 2004, net losses of $60 and net gains of $2 and $2, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $1. The maximum period over which hedged forecasted transactions are expected to occur is 5 years.

	Expected Maturity Date	Fair Value At December 31,
	2007	2006		2005
Gold Put Option Contracts:
Ounces (thousands)	20	$(1)		$(3)
Average price	$397
Copper Collar Contracts:(1)
Pounds (millions)	102	$(149	)(2)	$(261	)(3)
Average cap price	$1.40
Average floor price	$1.10
$/IDR Forward Purchase Contracts:(1)
$ (millions)	$58	$4		$—
Average rate (IDR/$)	9,693

(1)	56.25% guaranteed by Newmont, 43.75% guaranteed by an affiliate of Sumitomo Corporation.
(2)	The fair value does not include amounts payable ($24) on derivative contracts that have been closed out in December 2006 with the net settlement due and paid in January 2007.
(3)	The fair value does not include amounts payable ($36) on derivative contracts that had been closed out in December 2005 with the net settlement due and paid in January 2006.

Provisional Copper and Gold Sales

The Company’s sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. As of December 31, 2006 and 2005, respectively, the Company had consolidated embedded copper derivatives on 180 million pounds and 223 million pounds, recorded at an average price of $2.87 and $2.01 per pound, respectively.

For 2006 and 2005, the Company recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments as of December 31, 2006, 2005 and 2004, as follows:

	At December 31,
	2006	2005	2004
Gross revenue subject to final price adjustments
Copper	$535	$447	$325
Gold	$44	$19	$29

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The average final price adjustments realized were as follows:

	Years Ended December 31,
	2006	2005	2004
Average final price adjustments
Copper	31.2%	12.1%	13.8%
Gold	2.6%	1.4%	0.9%

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $381 to $392 per ounce. The initial fair value of the forward sales contracts was recorded as deferred revenue. As of December 31, 2006, $47 remained in deferred revenue and will be included in revenue as delivery occurs. The forward sales contracts are accounted for as normal sales contracts under FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and FAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to FAS No. 133.”

Newmont had the following price-capped forward sales contracts outstanding as of December 31, 2006:

	Expected Maturity Date or Transaction Date				Fair Value At December 31,
	2008	2009	2011	Total Average
					2006	2005
Ounces (thousands)	1,000	600	250	1,850	$(534)	$(338)
Average price	$384	$381	$392	$384

Interest Rate Swap Contracts

As of December 31, 2006, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $275 8 5/8% debentures. In 2001, Newmont entered into contracts to hedge a portion of the interest rate risk exposure on a portion of its $275 8 5/8% debentures expiring in 2011 and its $200 8 3/8% debentures which expired in 2005. Under the $275 8 5/8% debentures hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. Prior to expiration of the $200 8 3/8% debentures and the associated hedge contracts, Newmont received fixed-rate interest payments of 8.375% and paid floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 3.41% to 4.25%. These transactions resulted in a reduction in interest expense of $nil, $3 and $6 for the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of the interest rate swaps was $1 and $2 as of December 31, 2006 and 2005, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 14    INVESTMENTS

	At December 31, 2006
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Debt Securities:
Auction rate securities	$10	$—	$—	$10

Marketable Equity Securities:
Agincourt Resources	37	10	—	47
Other	10	33	—	43

	47	43	—	90

Other investments, at cost	9	—	—	9

	$66	$43	$—	$109

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$265	$603	$—	$868
Gabriel Resources, Ltd.	69	104	—	173
Shore Gold, Inc.	90	—	—	90
Miramar Mining Corporation	28	57	—	85
Other	34	17	(4)	47

	486	781	(4)	1,263

Other investments, at cost	12	—	—	12

Investment in Affiliates:
European Gold Refineries (Note 8)	17	—	—	17
AGR Matthey Joint Venture (Note 8)	16	—	—	16
Regis Resources NL (Note 8)	11	—	—	11

	44	—	—	44

	$542	$781	$(4)	$1,319

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2005
	Cost/Equity Basis	Unrealized		Fair/Equity Value
		Gain	Loss
Current:
Marketable Debt Securities:
Auction rate securities	$785	$—	$—	$785

Marketable Equity Securities:
Other	11	12	—	23

Other investments, at cost	9	—	—	9

	$805	$12	$—	$817

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$240	$410	$—	$650
Gabriel Resources, Ltd.	53	29	—	82
Shore Gold, Inc.	89	22	—	111
Miramar Mining Corporation	27	19	—	46
Other	20	8	—	28

	429	488	—	917

Other investments, at cost	10	—	—	10

Investment in Affiliates:
European Gold Refineries (Note 8)	15	—	—	15
AGR Matthey Joint Venture (Note 8)	13	—	—	13

	28	—	—	28

	$467	$488	$—	$955

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005:

	2006		2005
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$104	$4	$—	$—

The unrealized loss of $4 in 2006 is primarily related to the Company’s investments in two long-term marketable equity securities. While the fair value of both of these investments has fallen below their respective cost, the Company views these declines as temporary. The Company’s policy is to treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value, and the fair values of these investments have not been continuously below cost for the past six months. The Company continues to monitor these investments.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The realized Gain (loss) on investments, net for 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
Gain on sale of Oxiana Limited	$—	$25	$—
Gain on sale of Kinross Gold Corporation	—	20	—
Impairment of Kinross Gold Corporation	—	—	(39)
Gain on sale of other securities	13	9	—

Gain (loss) on investments, net	$13	$54	$(39)

Marketable Securities of Oxiana Limited

In the first quarter of 2005, Newmont sold approximately 10 million shares of Oxiana Limited (“Oxiana”) and recognized a pre-tax gain of $6. In the third quarter of 2005, Newmont received approximately 82 million shares of Oxiana (with a fair value of $61), as part of the proceeds for the sale of Golden Grove (see Note 9). These shares were sold in the fourth quarter of 2005 for a gain of $19.

Marketable Securities of Kinross Gold Corporation

In June 2004, Newmont recognized a $39 impairment of its investment in Kinross Gold Corporation (“Kinross”) for an other-than-temporary decline in value in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During the third quarter of 2005, Newmont sold its remaining 14 million Kinross shares for cash proceeds of $111 and recorded a gain of $20.

NOTE 15    INVENTORIES

	At December 31,
	2006	2005
In-process	$61	$72
Concentrate	6	3
Precious metals	43	3
Materials, supplies and other	272	226

	$382	$304

The Company recorded aggregate write-downs of $2, $nil and $12 for 2006, 2005 and 2004, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2006 were related to Golden Giant. Write-downs in 2004 were related to Tanami and Pajingo. Inventory write-downs are classified as components of Costs applicable to sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 16    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2006	2005
Current:
Stockpiles	$216	$128
Ore on leach pads	162	113

	$378	$241

Long-term:
Stockpiles	$527	$404
Ore on leach pads	285	195

	$812	$599

The Company recorded aggregate write-downs of $2, $10 and $10 for 2006, 2005 and 2004, respectively, to reduce the carrying value of stockpiles to net realizable value. The write-down in 2006 was related to Jundee. Stockpile write-downs in 2005 were largely related to Nevada, Jundee and Tanami. Stockpile write-downs in 2004 were largely related to Tanami and Ovacik. The Company also recorded aggregate write-downs of $3 in 2004 to reduce the carrying value of ore on leach pads to net realizable value, primarily related to Kori Kollo. Stockpile and ore on leach pads write-downs are classified as components of Costs applicable to sales.

NOTE 17    PROPERTY, PLANT AND MINE DEVELOPMENT

		At December 31, 2006			At December 31, 2005
	Depreciable Life	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(in years)
Land	—	$88	$—	$88	$82	$—	$82
Buildings and equipment	1–25	6,899	(3,873)	3,026	6,447	(3,689)	2,758
Mine development	1–25	1,810	(815)	995	1,739	(915)	824
Mineral interests	1–30	1,785	(623)	1,162	1,474	(560)	914
Asset retirement cost	1–25	292	(144)	148	212	(120)	92
Construction-in-progress	—	1,428	—	1,428	911	—	911

		$12,302	$(5,455)	$6,847	$10,865	$(5,284)	$5,581

Leased assets included above in property, plant and mine development	2–10	$389	$(251)	$138	$387	$(231)	$156

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

		At December 31, 2006			At December 31, 2005
Mineral Interests	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in years)
Working interests:
Production stage	1–25	$754	$(506)	$248	$744	$(455)	$289
Development stage	—	402	(3)	399	252	—	252
Exploration stage	—	302	(9)	293	144	(11)	133

		1,458	(518)	940	1,140	(466)	674

Royalties:
Production stage	1–25	227	(74)	153	227	(64)	163
Development stage	—	10	—	10	9	—	9
Exploration stage	—	5	(1)	4	5	(1)	4

		242	(75)	167	241	(65)	176

Oil and gas:
Producing property	10–30	70	(30)	40	76	(29)	47
Exploration stage	—	15	—	15	17	—	17

		85	(30)	55	93	(29)	64

		$1,785	$(623)	$1,162	$1,474	$(560)	$914

Construction-in-progress during 2006 of $1,428 included $989 at Nevada primarily related to the construction of the power plant and the Leeville project, $191 at Yanacocha primarily related to the construction of the gold mill and additional leach pads, $138 at Australia primarily related to the Boddington project, and $90 at Africa primarily due to the Akyem project. Construction-in-progress during 2005 of $911 included $510 at Nevada primarily related to the Phoenix and Leeville projects and the construction of the power plant, $77 at Yanacocha primarily related to the construction of additional leach pads, and $274 at Africa primarily due to the Ahafo project.

NOTE 18    GOODWILL

The carrying amount of goodwill by reporting unit as of December 31, 2006 and 2005 and changes in the carrying amount of goodwill are summarized in the following table:

	Nevada	Australia/ New Zealand	Exploration	Merchant Banking	Consolidated
Balance at January 1, 2004	$41	$247	$1,129	$1,593	$3,010
Change in estimate of pre-acquisition tax contingencies	—	(4)	—	40	36
Pajingo impairment charge	—	(52)	—	—	(52)

Balance at December 31, 2004	41	191	1,129	1,633	2,994
Change in estimate of pre-acquisition tax contingencies	—	—	—	(74)	(74)
Nevada impairment charge	(41)	—	—	—	(41)

Balance at December 31, 2005	—	191	1,129	1,559	2,879
Change in estimate of pre-acquisition tax contingencies	—	—	—	102	102
Boddington purchase	—	23	—	—	23

Balance at December 31, 2006	$—	$214	$1,129	$1,661	$3,004

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

In 2006, the Company reached an agreement in principle to settle certain pre-existing tax contingencies established as part of the purchase price allocation related to the acquisition of Normandy (see Note 29). Accordingly, Merchant Banking goodwill was adjusted.

In 2005, annual testing for impairment pursuant to FAS No. 142 (comparison of implied goodwill value to carrying value) resulted in an impairment charge against goodwill for the Nevada Segment of $41. The impairment resulted from a reevaluation of future production and operating costs that indicated higher future operating and capital costs. The Company also adjusted the tax basis of certain assets originally recorded as part of the purchase price allocation for the acquisition of Normandy. The adjustment to goodwill in the Merchant Banking Segment reflects the resolution of certain tax contingencies established as part of the purchase price allocation relating to the acquisition of Franco-Nevada.

In 2004, annual testing for impairment pursuant to FAS No. 142 (comparison of implied goodwill value to carrying value) resulted in an impairment charge against goodwill for the Pajingo operation (Australia/New Zealand Segment) of $52. The impairment resulted from a reevaluation of future production and operating costs that indicated lower grade material and higher future operating costs. The Company also adjusted valuation allowances, originally recorded as part of the purchase price allocation for the acquisitions of Normandy and Franco-Nevada, for deferred tax assets related to capital loss carry-forwards in the Australia/New Zealand Segment for the Tanami operation and in the Merchant Banking Segment.

NOTE 19    DEBT

	At December 31,
	2006		2005
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$21	$235	$19	$256
5 7/8% notes, net of discount	—	597	—	597
8 5/8% debentures, net of discount	—	217	—	218
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	120	—	120
Prepaid forward sales obligation	—	—	48	48
PTNNT project financing facility	87	393	87	479
PTNNT shareholder loans	36	—	39	—
Yanacocha credit facility	10	90	—	—
Yanacocha bonds	—	100	—	—
Project financings, capital leases and other	5	—	2	5

	$159	$1,752	$195	$1,723

Scheduled minimum debt repayments are $159 in 2007, $243 in 2008, $125 in 2009, $133 in 2010, $104 in 2011and $1,147 thereafter.

Sale-Leaseback of Refractory Ore Treatment Plant

In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada. The lease term is 21 years and aggregate future minimum lease payments, which include interest, were $335 and $371 as of December 31, 2006 and 2005, respectively. Future minimum lease payments are $36 in the years 2007 and 2008, $37 in 2009, $36 in 2010, $39 in 2011 and $151

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

thereafter. The lease includes purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. In connection with this transaction, the Company entered into certain interest rate hedging contracts that were settled for a gain of $11, which is recognized as a reduction of interest expense over the term of the lease. Including this gain, the effective interest rate on the borrowing is 6.15%. The related asset is specialized, therefore it is not practicable to estimate the fair value of this debt.

5 7/8% Notes

In March 2005, Newmont issued uncollateralized notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $556 and $588 as of December 31, 2006 and 2005, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this debt.

8 5/8% Debentures

Newmont has outstanding uncollateralized debentures with a principal amount of $223 due May 2011 bearing an annual interest rate of 8.625%. Interest is paid semi-annually in May and November and the debentures are redeemable prior to maturity under certain conditions. Newmont has contracts to hedge the interest rate risk exposure on $100 of these debentures. The Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. See Note 13. Using prevailing interest rates on similar instruments, the estimated fair value of these debentures was $244 and $251 as of December 31, 2006, and 2005, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this debt.

Newmont Australia 7 5/8% Notes

Newmont Finance Limited (“NFL”) a subsidiary of Newmont Australia Limited (“NAL”) has outstanding notes with a principal amount of $119 due July 2008 bearing an annual interest rate of 7 5/8% guaranteed by NAL. Interest on the notes is paid semi-annually in arrears in January and July. The estimated fair value of these notes approximates the carrying value as of December 31, 2006 and 2005. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this debt.

Prepaid Forward Sales Obligation

During June 2006 and June 2005, Newmont delivered 161,111 ounces in connection with the prepaid forward sales obligation, resulting in a non-cash reduction in debt of $48 each year. Newmont settled its remaining prepaid forward sales obligation in September 2006 resulting in cash payments of $96, and included a $48 reduction to the current portion of long-term debt and a $40 pre-tax loss on extinguishment of debt.

PTNNT Shareholder Loans

PTNNT has shareholder subordinated loan agreements (“Shareholder Loans”) with Newmont Indonesia Limited (“NIL”), a wholly-owned subsidiary of Newmont, and Nusa Tenggara Mining Corporation (“NTMC”), an affiliate of Sumitomo Corporation, with substantially the same terms for each shareholder. Total principal outstanding under these Shareholder Loans was approximately $83 and $89 as of December 31, 2006 and 2005, respectively. Of these amounts, 43.75% or approximately $36 and $39 as of December 31, 2006 and 2005,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

respectively, was due to NTMC, an unrelated third-party, and is non-recourse to Newmont, with the remainder payable to a subsidiary consolidated by Newmont. Payments of $3 and $14 were made to NTMC during 2006 and 2005, respectively. Borrowings under the Shareholder Loans are guaranteed by NTP and are payable on demand, subject to the Senior Debt subordination terms. The Shareholder Loans are based on the six-month Singapore Interbank Offering Rate (“SIBOR”) plus 3% for principal and SIBOR rate plus 4% for any unpaid accrued interest. The weighted average interest rates were 8.2%, 6.3% and 7.6% during 2006, 2005 and 2004, respectively, and the interest rates were 8.4% and 7.6% as of December 31, 2006 and 2005, respectively. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

Newmont and NTMC provide a contingent support line of credit to PTNNT. No funding was required in 2006. Available additional support from NTP’s partners was $65, of which Newmont’s pro-rata share was $37, as of December 31, 2006.

Project Financings

PTNNT Project Financing Facility

PTNNT has a project financing facility with a syndicate of banks. The scheduled repayments of this debt are semi-annual installments of $43 through November 2010 and $22 from May 2011 through November 2013. Amounts outstanding under the project financing were $480 and $566 as of December 31, 2006 and 2005.

The project financing facility is non-recourse to Newmont and substantially all of PTNNT’s assets are pledged as collateral. The carrying value of the property, plant and mine development was $1,456 and $1,449 as of December 31, 2006 and 2005, respectively. Under the terms of the project financing facility, PTNNT maintains an escrow account for the next interest and principal installment due. Such amount totaled $61 and $62 as of December 31, 2006 and 2005, respectively, and was included in Other long-term assets. The facility contains certain covenants that limit indebtedness and restricted payments to partners, among others. In addition, PTNNT must maintain certain financial ratios. As of December 31, 2006, PTNNT was in compliance with these covenants.

The interest rate is based on blended fixed and floating rates and at market rates on December 31, 2006, the weighted average interest rate approximated LIBOR plus 1.6%. The weighted average interest rates were 6.7%, 5.7% and 5.1% during 2006, 2005 and 2004, respectively, and the interest rates were 7.0% and 6.5% as of December 31, 2006 and 2005, respectively. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

Yanacocha

$100 Credit Facility.    During 2006, Yanacocha entered into an uncollateralized $100 bank financing with a syndicate of Peruvian commercial banks. Quarterly repayments begin in May 2007 with final maturity May 2014. Borrowings under the facility bear interest at a rate of LIBOR plus 1.875%. The loan is non-recourse to Newmont.

$100 Bond Program.    During 2006, Yanacocha issued $100 of bonds into the Peruvian capital markets under a $200 bond program. The issuance is comprised of $42 of floating interest rate bonds bearing interest at a rate of LIBOR plus 1.4375% and $58 of fixed rate bonds bearing an annual interest of 7.0%. Quarterly repayments begin in July 2010 for six years. The bonds are uncollateralized and are non-recourse to Newmont.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Ahafo

Proposed financing.    In June 2006, Newmont Ghana Gold Limited (“NGGL”), a wholly-owned subsidiary, entered into a $125 project financing with the International Finance Corporation (“IFC”). The financing is comprised of a $75 A-loan funded by the IFC; and a $50 B-loan funded by a syndicate of commercial lenders. The financing contains certain Conditions of Disbursement that must be completed prior to funds being made available. NGGL anticipates meeting the Conditions of Disbursement during the first half of 2007. Amounts borrowed under the financing will be collateralized by the assets of the Ahafo project and will be guaranteed by Newmont pending the successful completion of requirements associated with the Project Financial Completion Certificate (“Project Financial Completion”). The loans will require semi-annual payments beginning in April 2007. The A-loan has a final maturity of October 2018 and borrowings will be subject to an interest rate of LIBOR plus 1.125% pre-completion, and LIBOR plus 2.00% following Project Financial Completion. The B-loan has a final maturity of October 2017 and borrowings will be subject to an interest rate of LIBOR plus 0.80% pre-completion, and LIBOR plus 1.40% post-completion for the first 4-years. The interest rate on the B-loan then increases to LIBOR plus 1.70% (years 5-7); LIBOR plus 1.90% (years 8-9) and LIBOR plus 2.00% (thereafter).

Corporate Revolving Credit Facilities

The Company has an uncollateralized $1,250 revolving credit facility with a syndicate of commercial banks, which matures in July 2010. The facility contains a letter of credit sub-facility. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at an annual interest rate of the greater of LIBOR plus a margin ranging from 0.22% to 1.00%, the federal funds rate plus 0.5% or the lead bank’s prime interest rate. Facility fees accrue at an annual rate ranging from 0.080% to 0.250% of the aggregate commitments. The Company also pays a utilization fee of 0.10% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. As of December 31, 2006 and 2005, the facility fees were 0.09% of the commitment. There was $321 and $275 outstanding under the letter of credit sub-facility as of December 31, 2006 and 2005, respectively.

Debt Covenants

The 5 7/8% notes, Newmont Australia 7 5/8% notes, 8 5/8% debentures, and sale-leaseback of the refractory ore treatment plant debt facilities contain various common public debt covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

In addition to the covenants noted above, the corporate revolving credit facility contains financial ratio covenants requiring the Company to maintain a net debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.5%. Furthermore, the corporate revolving credit facility contains covenants limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

Certain of the Company’s project debt facilities contain debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, change of control provisions and limitations of additional permitted debt.

As of December 31, 2006, the Company and its related entities were in compliance with all debt covenants and default provisions.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20    EMPLOYEE-RELATED BENEFITS

	At December 31,
	2006	2005
Current:
Employee pension benefits	$21	$30
Accrued payroll and withholding taxes	76	81
Workers’ participation	54	40
Accrued severance	5	3
Other employee-related payables	26	22

	$182	$176

	At December 31,
	2006	2005
Long-term:
Employee pension benefits	$156	$103
Other post-retirement benefit plans	79	94
Workers’ participation	14	19
Accrued severance	31	27
Other employee-related payables	29	30

	$309	$273

Pension Plans

The Company’s pension plans include: (1) two qualified non-contributory defined benefit plans (for salaried employees and substantially all domestic hourly union employees); (2) one non-qualified plan (for salaried employees whose benefits under the qualified plan are limited by federal legislation); (3) two qualified plans for salaried and hourly Canadian employees; (4) one non-qualified plan for employees of PTNNT and (5) an international plan for select employees who are not eligible to participate in the U.S.-based plans because of citizenship. The vesting period for plans identified in (1) and (2) is five years of service. These plans’ benefit formulas are based on an employee’s years of credited service and either (i) such employee’s highest consecutive five years average pay (salaried plan) or (ii) a flat dollar amount adjusted by a service-weighted multiplier (hourly plan). The Canadian plan provides for full vesting of benefits upon remittance and the benefit formula is based on a percentage of annual pay. The PTNNT plan is based on Indonesian Labor Law and provides for benefits to employees at age 55 or if employment is terminated at mine closing. The benefits formula under the Indonesian Labor Law is based on an employee’s current salary and years of service prior to retirement or termination of employment at mine closing. The international retirement plan’s basic and savings accounts have a graded vesting schedule and are fully vested after four years of service. The international retirement plan’s supplemental account is vested after attaining age 55 with 10 years of service or attaining age 62. The plan’s benefit formula is based on a percentage of compensation as defined in the plan document.

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

Defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences. The majority of the costs of these medical and life insurance benefits are paid by the Company. In 2003, the Company began a strategy to more equitably share costs with retirees; by 2008, 75% of retiree medical coverage cost will be paid by the Company. Qualified retirees that become eligible after January 1, 2003 are required to contribute additional amounts to the medical coverage.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), beginning in 2006, the Act provides a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that is available under Medicare. The Company sponsors retiree health care plans that provide prescription drug benefits to eligible retirees that our plan actuaries have determined are actuarially equivalent to Medicare Part D. The effect of the Act was to decrease post-retirement projected benefit obligation by $8 in 2006.

As of December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 required employers that sponsor one or more defined benefit plans to (i) recognize the funded status of a benefit plan in its statement of financial position, (ii) recognize the gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income, net of tax, (iii) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of adopting FAS 158 on the Consolidated Balance Sheets was as follows:

	Before Application of FAS 158	Adjustment	After Application of FAS 158
Other long-term assets	$193	$(15)	$178
Total assets	$15,616	$(15)	$15,601
Employee pension and other benefits	$229	$27	$256
Deferred income taxes	$717	$(14)	$703
Accumulated other comprehensive income	$700	$(27)	$673
Total stockholders’ equity	$9,364	$(27)	$9,337

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for the two-year period ended December 31, 2006:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$409	$343	$86	$82
Service cost-benefits earned during the year	18	15	3	5
Interest cost	24	19	4	5
Amendments	9	5	(2)	—
Actuarial loss (gain)	(8)	43	(9)	(3)
Foreign currency exchange loss	1	—	—	—
Settlement payments	—	4	—	—
Benefits paid	(16)	(20)	(3)	(3)

Benefit obligation at end of year	$437	$409	$79	$86

Accumulated Benefit Obligation	$389	$361	N/A	N/A

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$227	$217	$—	$—
Actual return on plan assets	28	17	—	—
Employer contributions	23	13	3	3
Settlement payments	(2)	—	—	—
Benefits paid	(16)	(20)	(3)	(3)

Fair value of assets at end of year	$260	$227	$—	$—

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables indicates the combined funded status of qualified and non-qualified plans, in accordance with accounting pronouncements. Assumptions used for IRS purposes differ from those used for accounting purposes. The funded status shown above compares the projected benefit obligation (“PBO”) of all plans, which is an actuarial present value of obligations that takes into account assumptions as to future compensation levels of plan participants, to the fair value of the assets held in trust for the qualified plans. Accounting pronouncements also prescribe a computation for the plans’ accumulated benefit obligation (“ABO”), which is an actuarial present value of benefits (whether vested or nonvested) attributed to employees based on employee service and compensation prior to the end of the period presented. The Company is currently planning to contribute $65 to its retirement benefit programs in 2007.

The following plans have an ABO in excess of the market value of plan assets:

	2006			2005
	PBO	ABO	Market value of plan assets	PBO	ABO	Market value of plan assets
Qualified plan—salaried employees	$318	$274	$226	$309	$266	$197
Non-qualified plan—salaried employees	49	46	—	45	42	—
Qualified plan—hourly employees	42	42	33	40	39	26
Other plans	28	27	1	15	14	4

	$437	$389	$260	$409	$361	$227

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table provides the net amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Intangible asset	$—	$12	$—	$—
Accrued employee benefit liability	$177	$133	$79	$94
Accumulated other comprehensive income:
Net actuarial loss (gain)	$113	$90	$(17)	$—
Prior service cost	$11	$—	$—	$—

	124	90	(17)	—
Less: Income taxes	(44)	(31)	6	—

	$80	$59	$(11)	$—

The following table provides the components of the net periodic pension and other benefit costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2006	2005	2004	2006	2005	2004
Service cost	$18	$15	$14	$3	$5	$3
Interest cost	24	19	18	4	5	4
Expected return on plan assets	(18)	(15)	(13)	—	—	—
Amortization of loss (gain)	8	6	4	—	—	—
Amortization of prior service cost (credit)	1	1	1	(1)	(1)	(1)
Amendments	9	—	—	(2)	—	—
Settlements	—	4	—	—	—	—

	$42	$30	$24	$4	$9	$6

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

The following table provides the components of the expected recognition in 2007 of amounts in accumulated other comprehensive income:

	Pension Benefits	Other Benefits
Net actuarial loss (gain)	$8	$—
Prior service cost	1	(1)

	$9	$(1)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	As of December 31,		As of December 31,
	2006	2005	2006	2005
Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	5.90%	5.75%	5.90%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

Yield curves matching our benefit obligations were derived using a cash flow analysis under the Citigroup pension discount curve. The Citigroup pension discount curve shows the relationship between interest rates and duration for hypothetical zero coupon investments. Under this approach, Treasury par curve data is used to set the shape of the yield curve and calculate the AA corporate spot yield at each maturity. The resulting curve was used to identify a discount rate for the Company of 5.9% and 5.75% in 2006 and 2005, respectively, based on the timing of future benefit payments. The decision to use 8% as the expected long-term return on plan assets was made based on an analysis of the actual plan asset returns over multiple time horizons and review of assumptions used by other U.S. corporations with defined benefit plans of similar size and investment strategy and is reviewed periodically by the audit committee. The average actual return on plan assets during the 18 years ended December 31, 2006 approximated 10%.

The pension plan employs several independent investment firms which invest the assets of the plan in certain approved funds that correspond to specific asset classes with associated target allocations. Depending upon actual sector performance, the assets in the plan are periodically rebalanced to match the established target levels for the asset classes. The goal of the pension fund investment program is to achieve expected rates of return consistent with the investment risk associated with the approved investment portfolio. The investment performance of the plan and that of the individual investment firms is measured against recognized market indices. This performance is monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. The performance of the plan is reviewed annually with the Audit Committee of the Company’s board of directors. The following is a summary of the target asset allocations for 2006 and the actual asset allocation for 2006.

	Target	Actual at December 31, 2006
Asset Allocation
U.S. equity investments	45%	45%
International equity investments	20%	21%
Fixed income investments	35%	34%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The assumed health care cost trend rate to measure the expected cost of benefits was 10% for 2007, 9% for 2008, 8% for 2009, 7% for 2010, 6% for 2011 and 5% each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage- point Increase	One-percentage- point Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$2	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	$13	$(10)

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

	Pension Benefits	Other Benefit Plans
2007	$30	$3
2008	15	3
2009	17	3
2010	22	3
2011	18	3
2012 through 2015	135	23

	$237	$38

Savings Plans

The Company has two qualified defined contribution savings plans, one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% and 5% of base salary for the salaried (including non-union hourly employees) and hourly plans, respectively. Matching contributions are made with Newmont stock; however, no holding restrictions are placed on such contributions, which totaled $11 in 2006, $10 in 2005 and $9 in 2004.

NOTE 21    STOCK BASED COMPENSATION

Employee Stock Options

The Company has a Stock Incentive Plan (“Stock Plan”) for executives and eligible employees. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than fair market value of the underlying stock at the date of grant. Fair market value of a share of common stock as of the grant date is the average of the high and low sales prices for a share of the Company’s common stock on the New York Stock Exchange. The Company also maintains prior stock plans, but no longer grants awards under these plans. Options granted under the Company’s stock plans vest over periods ranging from two to four years and are exercisable over a period of time not to exceed 10 years from grant date. As of December 31, 2006, 17,551,234 shares were available for future grants under the Stock Plan. During 2006, 2005 and 2004, 1,238,750, 2,002,638 and 2,030,722 stock option awards were granted, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. Expected volatility is based on the historical volatility of our stock. These estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been different from that reported. The Black-Scholes option-pricing model used the following assumptions:

	2006	2005	2004	2003	2002
Weighted-average risk-free interest rates	4.9%	4.2%	3.4%	3.7%	3.4%
Dividend yields	0.7%	1.0%	0.8%	0.5%	0.5%
Expected lives in years	5	4	4	8	9
Volatility	34%	38%	41%	44%	51%

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,433,669	$35.90	9,209,914	$34.11	10,629,449	$30.02
Granted	1,238,750	$57.71	2,002,638	$41.67	2,030,722	$43.16
Exercised	(2,397,816)	$31.50	(1,517,601)	$44.40	(3,053,688)	$24.80
Forfeited and expired	(770,995)	$53.23	(261,282)	$49.40	(396,569)	$47.77

Outstanding at end of year	7,503,608	$39.08	9,433,669	$35.90	9,209,914	$34.11

Options exercisable at year end	5,333,035	$34.60	5,920,180	$32.58	5,577,335	$30.51
Weighted-average fair value of options granted during the year	$19.76		$14.39		$14.05

The following table summarizes information about stock options outstanding as of December 31, 2006, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 to $20	968,231	2.4	$18.55	968,231	$18.55
$20 to $30	1,487,364	4.9	$25.96	1,487,364	$25.96
$30 to $40	910,501	7.4	$37.59	438,622	$37.09
$40 to $50	2,958,409	4.8	$45.47	2,357,977	$45.43
$50+	1,179,103	9.1	$57.63	80,841	$56.46

	7,503,608	6.7	$39.08	5,333,035	$34.60

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

As of December 31, 2006, there was $25 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The total intrinsic value of options exercised in 2006, 2005 and 2004 was $54, $25 and $58, respectively.

The following stock options vested in each of the three years ended December 31:

	2006	2005	2004
Stock options vested	2,175,307	2,147,485	1,732,352
Weighted-average exercise price	$40.10	$38.55	$32.48

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123(R) to options granted under our stock option plans in 2005 and 2004:

	Years Ended December 31,
	2005	2004
Net income, as reported	$322	$443
Less: Compensation expense determined under the fair value method, net of tax	(19)	(15)

Pro forma net income	$303	$428

Net income per common share, basic:
As reported	$0.72	$1.00
Pro forma net income	$0.68	$0.97
Net income per common share, diluted:
As reported	$0.72	$0.99
Pro forma net income	$0.68	$0.96

Other Stock-Based Compensation

The Company grants restricted stock to certain employees upon achievement of certain financial and operating thresholds at fair market value on the grant date. Prior to vesting, these shares of restricted stock are subject to certain restrictions related to ownership and transferability. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. In 2006, 2005, and 2004, 102,491, 169,661, and 285,155 shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $58, $45, and $42, respectively. As of December 31, 2006, 100,258, 99,924 and 77,004 shares remained unvested for the 2006, 2005 and 2004 grants, respectively. The shares of restricted stock vest in three equal increments over three years.

Restricted stock units are granted upon achievement of certain financial and operating thresholds to employees in certain foreign jurisdictions. In 2006, 2005, and 2004 the Company granted 19,181, 27,386, and 18,788 restricted stock units, respectively, at the weighted-average fair market value of $58, $45 and $42, respectively, per underlying share of the Company’s common stock. As of December 31, 2006, 13,193, 11,791 and 1,214 shares remain unvested for the 2006, 2005 and 2004 grants, respectively. These restricted stock units vest in three equal increments over three years. Prior to vesting, holders of restricted stock units are not entitled to vote the underlying shares or receive dividends. Upon vesting, the employee is entitled to receive for each restricted stock unit one share of the Company’s common stock and an amount equivalent to accrued dividends.

The Company grants deferred stock awards to certain other employees. The deferred stock awards vest over periods between two to three years. In 2006, 2005 and 2004, the Company granted deferred stock awards of 237,946, 165,251, and 158,219 shares of the Company’s common stock, respectively, at weighted-average fair

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

market values of $58, $41, and $43 per share, respectively. As of December 31, 2006 215,199, 116,207 and 577 shares remained unvested for the 2006, 2005 and 2004 awards, respectively. Prior to vesting, holders of deferred stock are not entitled to vote the underlying shares or receive dividends. Upon vesting, the employee is entitled to receive the number of shares of the Company’s common stock specified in the deferred stock award.

Compensation expense recorded for other stock-based compensation was $8, $15 and $15 in 2006, 2005 and 2004, respectively. The total fair value of other stock-based compensation awards that vested in 2006, 2005 and 2004 was $20, $15 and $15, respectively.

NOTE 22    OTHER LIABILITIES

	At December 31,
	2006	2005
Other current liabilities:
Accrued operating costs	$156	$78
Accrued capital expenditures	128	78
Reclamation and remediation costs	77	63
Royalties	39	26
Interest	34	42
Taxes other than income and mining	22	18
Deferred revenue	9	17
Advanced stripping costs (Note 3)	—	14
Other	55	58

	$520	$394

Other long-term liabilities:
Income taxes (Note 29)	$54	$220
Deferred revenue from the sale of future product	47	47
Derivative instruments	—	30
Advanced stripping costs (Note 3)	—	93
Other	34	25

	$135	$415

NOTE 23    RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

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

As of December 31, 2006 and 2005, $520 and $428, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Generally, these matters concern developing and implementing remediation plans at the various sites involved. As of December 31, 2006 and 2005, $85 and $77, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance January 1, 2005	$468
Additions, change in estimates and other	65
Liabilities settled	(47)
Disposition of liability	(8)
Accretion expense	27

Balance December 31, 2005	505
Additions, change in estimates and other	122
Liabilities settled	(60)
Acquisition/Disposition of liability, net	7
Accretion expense	31

Balance December 31, 2006	$605

The current portions of Reclamation and remediation liabilities of $77 and $63 as of December 31, 2006 and 2005, respectively, are included in Other current liabilities.

The Company recorded $47, $38 and $(11) of reclamation expense for 2006, 2005 and 2004, respectively, for properties associated with former mining activities.

Additions to reclamation in 2006 of $122 include additions at Batu Hijau of $31 primarily due to increased waste dump reclamation areas due to mine expansion, additions at Yanacocha of $22 primarily due to mine expansion and post closure water management activities, additions at Nevada of $39 primarily due to changes in mine plans and additional waste dump reclamation areas, additions at Australia of $7 primarily related to water management and other additions of $23 primarily related to mine expansion.

NOTE 24    RELATED PARTY TRANSACTIONS

Newmont had transactions with EGR, AGR and Finorafa, a subsidiary of EGR, as follows:

	Years Ended December 31,
	2006	2005	2004
Gold sales:
Finorafa	$66	$—	$—
AGR	—	—	32
Refining fees paid:
EGR	3	3	2
AGR	1	1	1

See Note 8 for a discussion of Newmont’s investment in EGR and AGR.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 25    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2006	2005	2004
Income taxes, net of refunds	$403	$292	$277
Interest, net of amounts capitalized	$96	$84	$92
Non-cash settlement of prepaid forward sales obligation	$48	$48	$—
Non-cash extinguishment of infrastructure bonds	$—	$—	$124

Capital Leases

In 2004, Newmont entered into certain leases that resulted in non-cash increases to Property, plant and mine development, net and Long-term debt of $7.

NOTE 26    OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2012. Future minimum annual lease payments are $6 in 2007, and range from $2 to $3 in each of the following four years, totaling $16. Rent expense for 2006, 2005 and 2004 was $17, $12 and $13, respectively.

NOTE 27    SEGMENT AND RELATED INFORMATION

Newmont predominantly operates in a single industry, namely exploration for and production of gold. Newmont’s major operations include Nevada, Yanacocha, Australia/New Zealand, Batu Hijau and Africa. Newmont also has an Exploration Segment and a Merchant Banking Segment.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

During 2006, Newmont made certain reclassifications in its segment reporting presentation for 2005 and 2004 to conform to changes in presentation reflected in internal management reporting. Newmont’s segments have been presented for 2006, 2005 and 2004 as follows:

•	The Other Operations reportable segment includes the Golden Giant, La Herradura, Kori Kollo, Minahasa and Ovacik gold operations.

•	The Golden Grove copper operation and the Holloway and Zarafshan gold operations have been reclassified to discontinued operations for all periods presented.

Year Ended December 31, 2006

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$1,441	$1,543	$814	$264	$124	$160
Copper	$—	$—	$—	$671	$—	$—
Cost applicable to sales:
Gold	$980	$498	$519	$91	$60	$59
Copper	$—	$—	$—	$308	$—	$—
Depreciation, depletion and amortization:
Gold	$180	$172	$119	$20	$19	$18
Copper	$—	$—	$—	$66	$—	$—
Other	$—	$—	$3	$—	$—	$1
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$10	$6	$2	$2	$28	$1
Write-down of assets	$—	$2	$—	$—	$—	$—
Other income	$22	$19	$7	$(45)	$1	$46
Interest expense, net	$—	$12	$—	$44	$(1)	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$270	$808	$150	$357	$19	$105
Equity income of affiliates	$—	$—	$(2)	$—	$—	$—
Capital expenditures	$705	$269	$200	$106	$234	$11
Goodwill	$—	$—	$214	$—	$—	$—
Total assets	$2,652	$1,827	$1,333	$2,441	$964	$163

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$4,346	$—	$—	$(30)	$4,316
Copper	$671	$—	$—	$—	$671
Cost applicable to sales:
Gold	$2,207	$—	$—	$—	$2,207
Copper	$308	$—	$—	$—	$308
Depreciation, depletion and amortization:
Gold	$528	$—	$—	$—	$528
Copper	$66	$—	$—	$—	$66
Other	$4	$3	$19	$16	$42
Exploration	$—	$170	$—	$—	$170
Advanced projects, research and development	$49	$—	$14	$31	$94
Write-down of assets	$2	$—	$—	$1	$3
Other income	$50	$6	$433	$(38)	$451
Interest expense, net	$56	$—	$—	$41	$97
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,709	$(168)	$394	$(310)	$1,625
Equity income of affiliates	$(2)	$—	$4	$—	$2
Capital expenditures	$1,525	$—	$6	$20	$1,551
Goodwill	$214	$1,129	$1,661	$—	$3,004
Total assets	$9,380	$1,296	$3,080	$1,845	$15,601

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Year Ended December 31, 2005

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$1,053	$1,490	$718	$318	$—	$153
Copper	$—	$—	$—	$672	$—	$—
Cost applicable to sales:
Gold	$807	$487	$508	$109	$—	$79
Copper	$—	$—	$—	$303	$—	$—
Depreciation, depletion and amortization:
Gold	$124	$205	$118	$34	$—	$20
Copper	$—	$—	$—	$87	$—	$—
Other	$—	$—	$3	$—	$1	$2
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$—	$8	$—	$2	$20	$7
Write-down of assets	$41	$—	$2	$—	$—	$38
Other income	$8	$9	$7	$7	$—	$6
Interest expense, net	$—	$1	$—	$43	$—	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$61	$799	$81	$419	$(21)	$7
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Amortization of deferred (advanced) stripping, net	$(47)	$—	$(7)	$1	$—	$(3)
Capital expenditures	$479	$225	$98	$65	$276	$24
Deferred stripping	$149	$—	$19	$(107)	$—	$10
Goodwill	$—	$—	$191	$—	$—	$—
Total assets	$2,073	$1,575	$1,060	$2,251	$640	$144

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Total Operations	Exploration	Merchant Banking		Corporate and Other	Consolidated
Sales, net:
Gold	$3,732	$—		$—	$(52)	$3,680
Copper	$672	$—		$—	$—	$672
Cost applicable to sales:
Gold	$1,990	$—		$—	$—	$1,990
Copper	$303	$—	$		$—	$303
Depreciation, depletion and amortization:
Gold	$501	$—		$—	$—	$501
Copper	$87	$—		$—	$—	$87
Other	$6	$4		$21	$16	$47
Exploration	$—	$147		$—	$—	$147
Advanced projects, research and development	$37	$—		$16	$20	$73
Write-down of assets	$81	$—		$—	$3	$84
Other income	$37	$—		$174	$58	$269
Interest expense, net	$44	$—		$—	$53	$97
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,346	$(147)		$136	$(289)	$1,046
Equity income of affiliates	$—	$—		$4	$—	$4
Amortization of deferred (advanced) stripping, net	$(56)	$—		$—	$—	$(56)
Capital expenditures	$1,167	$—		$4	$49	$1,220
Deferred stripping	$71	$—		$—	$—	$71
Goodwill	$191	$1,129		$1,559	$—	$2,879
Total assets from continuing operations	$7,743	$1,134		$2,672	$2,261	$13,810
Assets held for sale						$182

Total assets						$13,992

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Year Ended December 31, 2004

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$1,037	$1,250	$779	$288	$—	$179
Copper	$—	$—	$—	$786	$—	$—
Cost applicable to sales:
Gold	$716	$432	$528	$91	$—	$111
Copper	$—	$—	$—	$305	$—	$—
Depreciation, depletion and amortization:
Gold	$127	$198	$126	$28	$—	$37
Copper	$—	$—	$—	$90	$—	$—
Other	$—	$—	$4	$—	$1	$3
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$6	$16	$—	$—	$16	$13
Write-down of assets	$—	$4	$66	$—	$—	$18
Other income	$7	$4	$18	$3	$—	$—
Interest expense, net	$—	$1	$—	$43	$—	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$199	$601	$64	$524	$(22)	$(22)
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$(84)	$—	$—
Amortization of deferred (advanced) stripping, net	$(39)	$—	$8	$38	$—	$(3)
Capital expenditures	$169	$232	$89	$35	$92	$19
Deferred stripping	$101	$—	$12	$(105)	$—	$11
Goodwill	$41	$—	$191	$—	$—	$—
Total assets from continuing operations	$1,614	$1,201	$1,066	$2,134	$353	$244

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Total Operations	Exploration	Merchant Banking		Corporate and Other	Consolidated
Sales, net:
Gold	$3,533	$—		$—	$7	$3,540
Copper	$786	$—		$—	$—	$786
Cost applicable to sales:
Gold	$1,878	$—		$—	$—	$1,878
Copper	$305	$—	$		$—	$305
Depreciation, depletion and amortization:
Gold	$516	$—		$—	$—	$516
Copper	$90	$—		$—	$—	$90
Other	$8	$3		$24	$11	$46
Exploration	$—	$107		$—	$—	$107
Advanced projects, research and development	$51	$—		$7	$22	$80
Write-down of assets	$88	$—		$1	$2	$91
Other income	$32	$—		$41	$29	$102
Interest expense, net	$44	$—		$—	$53	$97
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,344	$(108)		$6	$(174)	$1,068
Equity income of affiliates	$—	$—		$2	$—	$2
Cumulative effect of a change in accounting principle, net of tax	$(84)	$—		$—	$37	$(47)
Amortization of deferred (advanced) stripping, net	$4	$—		$—	$—	$4
Capital expenditures	$636	$—		$5	$33	$674
Deferred stripping	$19	$—		$—	$—	$19
Goodwill	$232	$1,129		$1,633	$—	$2,994
Total assets from continuing operations	$6,612	$1,147		$2,514	$2,116	$12,389
Assets held for sale						$382

Total assets						$12,771

Revenues from export and domestic sales were as follows:

	Years Ended December 31,
	2006	2005	2004
Europe	$4,053	$3,378	$3,598
India	76	277	22
Indonesia	85	96	71
Japan	355	267	312
Korea	154	172	168
United States	—	—	97
Other	264	162	58

	$4,987	$4,352	$4,326

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Long-lived assets, excluding deferred tax assets, in the United States and other countries are as follows:

	At December 31,
	2006	2005	2004
United States(1)	$6,545	$5,605	$5,023
Australia	935	700	925
Canada	379	316	157
Indonesia	1,869	1,808	1,858
Peru	1,227	1,110	1,008
Ghana	1,021	629	346
Other	184	309	291

	$12,160	$10,477	$9,608

(1)	Goodwill allocated to Exploration and Merchant Banking (see Note 18) is global in nature and has been allocated to the United States, the Company’s headquarters.

The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous gold market traders worldwide. In 2006, sales to one customer, Bank of Nova Scotia, totaled approximately $894 or 21% of total gold sales. In 2005, sales to one customer, Bank of Nova Scotia, totaled approximately $1,214 or 33% of total gold sales. In 2004, sales to two customers, Bank of Nova Scotia and Barclays, totaled approximately $1,056 and $1,137, respectively, or 30% and 32% of total gold sales, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 28    CONSOLIDATING FINANCIAL STATEMENTS

The following Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10(e) of Regulation S-X resulting from the inclusion of Newmont USA Limited (“Newmont USA”), a wholly-owned subsidiary of Newmont, as a co-registrant with Newmont on a shelf registration statement on Form S-3 filed under the Securities Act of 1933 under which securities of Newmont (including debt securities which may be guaranteed by Newmont USA) may be issued from time to time (the “Shelf Registration Statement”). To the extent Newmont issues debt securities under the Shelf Registration Statement, it is expected that Newmont USA will provide a guarantee of that debt. In accordance with Rule 3-10(e) of Regulation S-X, Newmont USA, as the subsidiary guarantor, is 100% owned by Newmont, the guarantee will be full and unconditional, and it is not expected that any other subsidiary of Newmont will guarantee any security issued under the Shelf Registration Statement. There are no significant restrictions on the ability of Newmont USA to obtain funds from its subsidiaries by dividend or loan.

	For the Year Ended December 31, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$3,429	$887	$—	$4,316
Sales—copper, net	—	671	—	—	671

	—	4,100	887	—	4,987

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,660	556	(9)	2,207
Copper	—	308	—	—	308
Depreciation, depletion and amortization	—	486	150	—	636
Exploration	—	123	47	—	170
Advanced projects, research and development	—	48	46	—	94
General and administrative	—	135	6	8	149
Write-down of goodwill	—	—	—	—	—
Write-down of long-lived assets	—	3	—	—	3
Other expense	37	123	(10)	(1)	149

	37	2,886	795	(2)	3,716

Other income (expense)
Other income	97	20	335	(1)	451
Interest income—intercompany	121	79	—	(200)	—
Interest expense—intercompany	(7)	—	(193)	200	—
Interest expense, net	(26)	(63)	(8)	—	(97)

	185	36	134	(1)	354

Income from continuing operations before taxes, minority interest and equity income of affiliates	148	1,250	226	1	1,625
Income tax expense	(54)	(332)	(38)	—	(424)
Minority interest in income of subsidiaries	—	(365)	(16)	18	(363)
Equity income of affiliates	697	2	108	(805)	2

Income from continuing operations	791	555	280	(786)	840
Loss from discontinued operations	—	(50)	1	—	(49)

Net income (loss)	$791	$505	$281	$(786)	$791

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$3,005	$675	$—	$3,680
Sales—copper, net	—	672	—	—	672

	—	3,677	675	—	4,352

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,512	485	(7)	1,990
Copper	—	303	—	—	303
Depreciation, depletion and amortization	—	498	137	—	635
Exploration	—	99	48	—	147
Advanced projects, research and development	—	29	44	—	73
General and administrative	—	123	7	4	134
Write-down of goodwill	—	41	—	—	41
Write-down of long-lived assets	—	2	41	—	43
Other	—	101	11	—	112

	—	2,708	773	(3)	3,478

Other income (expense)
Other income	10	95	164	—	269
Interest income—intercompany	118	45	1	(164)	—
Interest expense—intercompany	(7)	—	(157)	164	—
Interest expense, net	(30)	(57)	(10)	—	(97)

	91	83	(2)	—	172

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	91	1,052	(100)	3	1,046
Income tax (expense) benefit	(12)	(397)	99	—	(310)
Minority interest in income of subsidiaries	—	(384)	(4)	8	(380)
Equity income of affiliates	243	(2)	66	(303)	4

Income from continuing operations	322	269	61	(292)	360
Loss from discontinued operations	—	(4)	(34)	—	(38)

Net income (loss)	$322	$265	$27	$(292)	$322

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2004
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$2,761	$779	$—	$3,540
Sales—copper, net	—	786	—	—	786

	—	3,547	779	—	4,326

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,358	532	(12)	1,878
Copper	—	305	—	—	305
Depreciation, depletion and amortization	—	488	164	—	652
Exploration	—	72	35	—	107
Advanced projects, research and development	—	46	34	—	80
General and administrative	—	96	11	9	116
Write-down of goodwill	—	53	(1)	—	52
Write-down of long-lived assets	—	5	34	—	39
Other	—	—	34	—	34

	—	2,423	843	(3)	3,263

Other income (expense)
Other income	6	26	72	(2)	102
Interest income - intercompany	106	45	2	(153)	—
Interest expense - intercompany	(7)	—	(146)	153	—
Interest expense, net	(3)	(84)	(10)	—	(97)

	102	(13)	(82)	(2)	5

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	102	1,111	(146)	1	1,068
Income tax (expense) benefit	—	(316)	(8)	—	(324)
Minority interest in income of subsidiaries	—	(339)	(10)	14	(335)
Equity income of affiliates	341	(1)	95	(433)	2

Income from continuing operations	443	455	(69)	(418)	411
Loss from discontinued operations	—	40	39	—	79
Cumulative effect of a change in accounting principle, net of tax	—	(47)	—	—	(47)

Net income (loss)	$443	$448	$(30)	$(418)	$443

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2006
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$1,040	$126	$—	$1,166
Marketable securities and other short-term investments	1	28	80	—	109
Trade receivables	—	139	3	—	142
Accounts receivable	1,817	587	646	(2,834)	216
Inventories	—	296	86	—	382
Stockpiles and ore on leach pads	—	339	39	—	378
Deferred income tax assets	—	100	56	—	156
Other current assets	—	66	27	—	93

Current assets	1,818	2,595	1,063	(2,834)	2,642
Property, plant and mine development, net	—	4,740	2,123	(16)	6,847
Investments	—	281	1,038	—	1,319
Investments in subsidiaries	6,046	111	4,347	(10,504)	—
Long-term stockpiles and ore on leach pads	—	756	56	—	812
Deferred income tax assets	43	482	274	—	799
Other long-term assets	1,749	1,104	198	(2,873)	178
Goodwill	—	—	3,004	—	3,004

Total assets	$9,656	$10,069	$12,103	$(16,227)	$15,601

Liabilities
Current portion of long-term debt	$—	$154	$5	$—	$159
Accounts payable	47	2,376	750	(2,833)	340
Employee related benefits	—	147	35	—	182
Derivative instruments	—	173	1	—	174
Income and mining taxes	85	(54)	333	—	364
Other current liabilities	9	360	152	(1)	520

Current liabilities	141	3,156	1,276	(2,834)	1,739
Long-term debt	597	1,035	120	—	1,752
Reclamation and remediation liabilities	—	408	120	—	528
Deferred income tax liabilities	53	187	438	25	703
Employee-related benefits	1	283	25	—	309
Other long-term liabilities	258	145	2,752	(3,020)	135

Total liabilities	1,050	5,214	4,731	(5,829)	5,166

Minority interest in subsidiaries	—	1,140	343	(385)	1,098

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	677	—	—	—	677
Additional paid-in capital	5,972	2,219	5,167	(6,655)	6,703
Accumulated other comprehensive income (loss)	673	19	427	(446)	673
Retained earnings	1,284	1,477	1,374	(2,851)	1,284

Total stockholders’ equity	8,606	3,715	7,029	(10,013)	9,337

Total liabilities and stockholders’ equity	$9,656	$10,069	$12,103	$(16,227)	$15,601

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2005
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$1	$979	$102	$—	$1,082
Marketable securities and other short-term investments	—	794	23	—	817
Trade receivables	—	93	1	—	94
Accounts receivable	1,733	263	561	(2,422)	135
Inventories	—	262	42	—	304
Stockpiles and ore on leach pads	—	215	26	—	241
Deferred stripping costs	—	67	11	—	78
Deferred income tax assets	—	139	20	—	159
Other current assets	3	72	15	—	90

Current assets	1,737	2,884	801	(2,422)	3,000
Property, plant and mine development, net	(11)	4,078	1,514	—	5,581
Investments	—	198	757	—	955
Investments in subsidiaries	5,180	111	3,979	(9,270)	—
Long-term stockpiles and ore on leach pads	—	562	37	—	599
Deferred stripping costs	—	92	8	—	100
Deferred income tax assets	12	407	96	—	515
Other long-term assets	1,646	850	188	(2,503)	181
Goodwill	—	—	2,879	—	2,879
Assets of operations held for sale	—	134	48	—	182

Total assets	$8,564	$9,316	$10,307	$(14,195)	$13,992

Liabilities
Current portion of long-term debt	$—	$194	$1	$—	$195
Accounts payable	50	2,165	437	(2,425)	227
Employee related benefits	—	151	25	—	176
Derivative instruments	—	267	3	—	270
Income and mining taxes	29	—	48	—	77
Other current liabilities	9	296	90	(1)	394

Current liabilities	88	3,073	604	(2,426)	1,339
Long-term debt	597	1,002	124	—	1,723
Reclamation and remediation liabilities	—	330	112	—	442
Deferred income tax liabilities	52	231	138	25	446
Employee-related benefits	—	252	21	—	273
Other long-term liabilities	247	241	2,550	(2,623)	415
Liabilities of operations held for sale	—	30	21	(4)	47

Total liabilities	984	5,159	3,570	(5,028)	4,685

Minority interest in subsidiaries	—	971	326	(366)	931

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	666	—	—	—	666
Additional paid-in capital	5,782	2,220	5,180	(6,604)	6,578
Accumulated other comprehensive income (loss)	378	(78)	231	(153)	378
Retained earnings	754	1,044	939	(1,983)	754

Total stockholders’ equity	7,580	3,186	6,411	(8,801)	8,376

Total liabilities and stockholders’ equity	$8,564	$9,316	$10,307	$(14,195)	$13,992

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2006
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$791	$505	$281	$(786)	$791
Adjustments to reconcile net income to net cash provided by operating activities	(826)	854	(62)	786	752
Change in operating assets and liabilities	64	(321)	(49)	—	(306)

Net cash provided from continuing operations	29	1,038	170	—	1,237
Net cash used in discontinued operations	—	(12)	—	—	(12)

Net cash provided from operations	29	1,026	170	—	1,225

Investing activities:
Additions to property, plant and mine development	—	(1,116)	(435)	—	(1,551)
Investments in marketable debt and equity securities	—	(1,471)	(32)	—	(1,503)
Proceeds from sale of marketable debt and equity securities	4	2,218	2	—	2,224
Acquisitions	—	—	(348)	—	(348)
Proceeds from sale of assets	44	11	279	—	334
Other	—	(3)	9	—	6

Net cash (used in) provided by investing activities of continuing operations	48	(361)	(525)	—	(838)
Net cash used in investing activities of discontinued operations	—	34	—	—	34

Net cash (used in) provided by investing activities	48	(327)	(525)	—	(804)

Financing activities:
Net borrowings (repayments)	6	(311)	392	—	87
Early extinguishment of prepaid forward sales obligation	—	(48)	—	—	(48)
Dividends paid to common stockholders	(168)	—	(12)	—	(180)
Dividends paid to minority interests	—	(264)	—	—	(264)
Proceeds from stock issuance	78	—	—	—	78
Change in restricted cash and other	6	(12)	—	—	(6)

Net cash (used in) provided from financing activities of continuing operations	(78)	(635)	380	—	(333)
Net cash used in financing activities of discontinued operations	—	(7)	—	—	(7)

Net cash (used in) provided from financing activities	(78)	(642)	380	—	(340)

Effect of exchange rate changes on cash	—	4	(1)	—	3

Net change in cash and cash equivalents	(1)	61	24	—	84
Cash and cash equivalents at beginning of period	1	979	102	—	1,082

Cash and cash equivalents at end of period	$—	$1,040	$126	$—	$1,166

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2005
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$322	$265	$27	$(292)	$322
Adjustments to reconcile net income to net cash provided by operating activities	(253)	1,081	(13)	292	1,107
Change in operating assets and liabilities	8	(169)	(25)	—	(186)

Net cash provided from continuing operations	77	1,177	(11)	—	1,243
Net cash used in discontinued operations	—	(4)	4	—	—

Net cash from operations	77	1,173	(7)	—	1,243

Investing activities:
Additions to property, plant and mine development	—	(848)	(372)	—	(1,220)
Investments in marketable debt and equity securities	—	(3,146)	(155)	—	(3,301)
Proceeds from sale of marketable debt and equity securities	—	3,145	213	—	3,358
Investments in affiliates	(49)	—	—	49	—
Other	—	38	32	—	70

Net cash (used in) provided by investing activities of continuing operations	(49)	(811)	(282)	49	(1,093)
Net cash used in investing activities of discontinued operations	—	(10)	126	—	116

Net cash (used in) provided by investing activities	(49)	(821)	(156)	49	(977)

Financing activities:
Net borrowings (repayments)	98	127	141	—	366
Dividends paid to common stockholders	(169)	—	(10)	—	(179)
Dividends paid to minority interests	—	(186)	—	—	(186)
Proceeds from stock issuance	43	—	49	(49)	43
Change in restricted cash and other	—	—	(5)	—	(5)

Net cash (used in) provided from financing activities of continuing operations	(28)	(59)	175	(49)	39
Net cash used in financing activities of discontinued operations	—	(1)	—	—	(1)

Net cash (used in) provided from financing activities	(28)	(60)	175	(49)	38

Effect of exchange rate changes on cash	—	(3)	—	—	(3)

Net change in cash and cash equivalents	—	289	12	—	301
Cash and cash equivalents at beginning of period	1	690	90	—	781

Cash and cash equivalents at end of period	$1	$979	$102	$—	$1,082

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2004
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$435	$448	$(31)	$(409)	$443
Adjustments to reconcile net income to net cash provided by operating activities	(332)	1,024	61	410	1,163
Change in operating assets and liabilities	—	(196)	94	(1)	(103)

Net cash provided from continuing operations	103	1,276	124	—	1,503
Net cash used in discontinued operations	—	49	5	—	54

Net cash from operations	103	1,325	129	—	1,557

Investing activities:
Additions to property, plant and mine development	—	(487)	(187)	—	(674)
Investments in marketable debt and equity securities	(40)	(1,497)	(183)	—	(1,720)
Proceeds from sale of marketable debt and equity securities	—	899	—	—	899
Cash recorded upon consolidation of Batu Hijau	—	82	—	—	82
Other	—	14	11	—	25

Net cash (used in) provided by investing activities of continuing operations	(40)	(989)	(359)	—	(1,388)
Net cash used in investing activities of discontinued operations	—	(14)	(30)	—	(44)

Net cash (used in) provided by investing activities	(40)	(1,003)	(389)	—	(1,432)

Financing activities:
Net borrowings (repayments)	(16)	(438)	258	—	(196)
Dividends paid to common stockholders	(122)	—	(11)	—	(133)
Dividends paid to minority interests	—	(237)	—	—	(237)
Proceeds from stock issuance	78	—	—	—	78
Change in restricted cash and other	(2)	18	(1)	—	15

Net cash (used in) provided from financing activities of continuing operations	(62)	(657)	246	—	(473)
Net cash used in financing activities of discontinued operations	—	(2)	—	—	(2)

Net cash (used in) provided from financing activities	(62)	(659)	246	—	(475)

Effect of exchange rate changes on cash	—	(1)	3	—	2

Net change in cash and cash equivalents	1	(338)	(11)	—	(348)
Cash and cash equivalents at beginning of period	—	1,028	101	—	1,129

Cash and cash equivalents at end of period	$1	$690	$90	$—	$781

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 29    COMMITMENTS AND CONTINGENCIES

General

The Company follows FAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Operating Segments

The Company’s operating segments are identified in Note 27. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 29 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Operations reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited and the Newmont Australia Limited matters relate to the Australia/New Zealand reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. As of December 31, 2006 and December 31, 2005, $520 and $428, respectively, were accrued for reclamation costs relating to mineral properties in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations,” of which $67 is classified as current liabilities expected to be spent in 2007. See Note 23.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $85 and $77 were accrued for such obligations as of December 31, 2006 and December 31, 2005, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 89% greater or 27% lower than the amount accrued as of December 31, 2006. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

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

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In March 2003, the EPA notified Dawn and Newmont that it had thus far expended $12 on the Remedial Investigation/Feasibility Study under CERCLA (“RI/FS”). In October 2005, the EPA issued the RI/FS on this property in which it indicated a preferred remedy estimated to cost approximately $150. Newmont and Dawn filed comments on the RI/FS with the EPA in January 2006. On October 3, 2006, the EPA issued a final Record of Decision in which it formally selected the preferred remedy identified in the RI/FS.

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

Newmont Capital, formerly known as Franco-Nevada Mining Corporation, Inc., owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital and the EPA have entered into an agreement tolling the statute of limitations until December 31, 2007 to facilitate on-going settlement negotiations with respect to potential claims under CERCLA. Based on Newmont Capital’s limited involvement at Lava Cap, it does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action arising from this matter.

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

Nevada Operations.    On November 19, 2002, Great Basin Mine Watch and the Mineral Policy Center (Appellants) filed suit in U.S. District Court in Nevada against the Department of the Interior and the Bureau of Land Management (BLM), challenging and seeking to enjoin the BLM’s July 2002 Record of Decision approving the Company’s amended Plan of Operations covering the Gold Quarry South Layback Project, and the BLM’s September 2002 Record of Decision approving a new Plan of Operations for the Leeville Mine. Appellants sought a declaration that the BLM’s decisions were unlawful and an injunction prohibiting Newmont’s approved activities. Newmont intervened in this action on behalf of the government defendants and filed an answer denying all of Appellants’ claims. In March 2004, the Court granted summary judgment in favor of the government and Newmont on all claims, thus ending the U.S. District Court proceedings. In June 2004, Appellants appealed the U.S. District Court’s decision to the U.S. Ninth Circuit Court of Appeals. On August 1, 2006, the Ninth Circuit affirmed the U.S. District Court’s decision in all respects except one, remanding the case to the District Court to address the need for additional cumulative impact studies, including air emissions and hazardous waste disposal. In January, 2007, the parties entered into a stipulation ending their dispute in this matter and requiring BLM to prepare supplemental environmental impact statements evaluating the cumulative impacts of these projects. On January 16, 2007, the Court, pursuant to the parties' request, entered final judgment to reflect this agreement.

On October 16, 2002, Great Basin Mine Watch filed an appeal with the Nevada State Environmental Commission, challenging the Nevada Division of Environmental Protection’s (NDEP) renewal of the Clean

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Water Act discharge permit for Newmont’s Gold Quarry Mine. This permit governs the conditions under which Newmont may discharge mine-dewatering water in connection with its ongoing mining operations. Great Basin Mine Watch alleged that the terms of the renewed permit violate the Clean Water Act and Nevada water quality laws. Newmont intervened in this action on behalf of the NDEP. A hearing before the Nevada State Environmental Commission was held in June 2003 in Elko, Nevada. At the end of the hearing, the Commission ruled in favor of NDEP on all claims and affirmed NDEP’s renewal of the Clean Water Act discharge permit. Great Basin Mine Watch appealed this decision in the Nevada District Court in Carson City, Nevada. In September 2004, the Nevada District Court ruled in favor of NDEP on most issues but ruled in favor of Great Basin Mine Watch with respect to certain proposed permit amendments. Newmont and NDEP filed an appeal with the Nevada Supreme Court, seeking to uphold these proposed amendments. The Nevada District Court stayed its decision pending this appeal and Gold Quarry continued to operate under its new permit. On December 5, 2006, a panel of the Nevada Supreme Court affirmed the original decision of NDEP to grant the discharge permit. Newmont will now continue to operate under the new permit.

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

PT Newmont Minahasa Raya (“PTNMR”)—80% Newmont Owned

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the trial proceeded and all evidence, including that of the defense, was presented in court as of September 2006. In November 2006 the prosecution filed its charge, seeking a three-year jail sentence for PTNMR’s President Director plus a nominal fine. In addition, the prosecution has recommended a nominal fine against PTNMR. The defense filed responses in January 2007 and after final briefing a verdict is expected in the second quarter of 2007.

On March 9, 2005, the Indonesian Ministry of the Environment filed a civil lawsuit against PTNMR and its President Director in relation to these allegations, seeking in excess of $100 in monetary damages. In October 2005, PTNMR filed an objection to the court’s jurisdiction, contending that the Government previously agreed to resolve any disputes through out-of-court conciliation or arbitration. The Court upheld PTNMR’s objection and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

dismissed the case in November 2005. The Government filed a notice of appeal of this ruling. On February 16, 2006, PTNMR and the Government of the Republic of Indonesia signed an agreement settling the civil lawsuit. Under the terms of the agreement, the Government and PTNMR will nominate members to an independent scientific panel that will develop and implement a ten-year environmental monitoring and assessment program to make a definitive, scientific conclusion regarding the condition of Buyat Bay. PTNMR is required to fund specific remedial measures if, as a result of its mining operations, pollution has occurred. The agreement also provides for enhanced community development programs in North Sulawesi. PTNMR will provide initial funding of $12 to cover the cost of the monitoring and community development programs which is included in Other current liabilities as of December 31, 2006 and 2005. Over a ten year period, PTNMR will contribute an additional $18. The present value of $13 and $12 is included in Other long-term liabilities as of December 31, 2006 and 2005, respectively. The funds will be managed by an organization governed by interested stakeholders. Accountability for the fund will be ensured through yearly reports that will be made available to the public. The transparency of the scientific panel’s activities will also be assured through annual reports to the public. Pursuant to the agreement, the civil lawsuit against PTNMR has been terminated. The scientific panel held its first meeting in February 2007.

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

Other Legal Matters

Minera Yanacocha S.R.L. (“Yanacocha”)—51.35% Newmont Owned

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

Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants have been named in lawsuits filed by approximately 1,100 Peruvian citizens in Denver District Court for the State of Colorado. These actions seek compensatory and punitive damages based on claims associated with the elemental mercury spill incident. In February 2005, Yanacocha and the various Newmont defendants answered the complaint in the Denver District Court. The parties in these cases have agreed to submit these matters to binding arbitration.

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. In September 2006, the Peruvian Supreme Court issued contradictory opinions on the validity of these settlement agreements. Subsequent lower court decisions have upheld the validity of these settlement agreements, discharging a number of the lawsuits. In 2005, Yanacocha entered into settlement agreements with approximately 350 additional plaintiffs.

Neither Newmont nor Yanacocha can reasonably predict the final outcome of any of the above-described lawsuits.

Conga.    Yanacocha is involved in a dispute with the Provincial Municipality of Celendin regarding the authority of that governmental body to regulate the development of the Conga ore deposit. In the fourth quarter of 2004, the Municipality of Celendin enacted an ordinance declaring the area around Conga to be a mining-free reserve and naturally protected area. Yanacocha has challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas and deny the rights granted by Yanacocha’s mining concessions. Based on legal precedent established by Peru's Constitutional Tribunal, it is reasonable to believe that Yanacocha’s mining rights will be upheld.

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

Newmont Mining Corporation

On June 8, 2005, UFCW Local 880—Retail Food Employers Joint Pension Fund filed a putative class action in the federal district court in Colorado purportedly on behalf of purchasers of Newmont Mining Corporation (“Newmont”) publicly traded securities between July 28, 2004 and April 26, 2005. The action named Newmont, Wayne W. Murdy, Pierre Lassonde and Bruce D. Hansen as defendants. Substantially similar purported class actions were filed in the same court on June 15, 2005 by John S. Chapman and on June 20, 2005 by Zoe Myerson. In November 2005, the court consolidated these cases and, in March 2006, appointed a lead plaintiff. In April 2006, the lead plaintiff filed a consolidated amended complaint naming David Francisco, Russell Ball, Thomas Enos and Robert Gallagher as additional defendants. It alleged, among other things, that Newmont and the individual defendants violated certain antifraud provisions of the federal securities laws by failing to disclose alleged operating deficiencies and sought unspecified monetary damages and other relief. On October 20, 2006, the lead plaintiff, on behalf of a settlement class consisting of all purchasers of Newmont securities from November 1, 2003, through and including March 23, 2006 (except defendants and certain related persons), entered into a Stipulation of Settlement with defendants. If approved by the Court, the Settlement (a) would release all claims asserted, or that could have been asserted, in the action; (b) would provide for a payment by Newmont of $15 million to be distributed to class members pursuant to a plan of allocation developed by the lead plaintiff; and (c) would provide that all defendants deny any wrongdoing or liability with respect to the settled matters. The parties have moved for preliminary approval of the settlement, but the court has not ruled on the motion. Gideon Minerals, U.S.A., Inc. (“Gideon”) has sought to intervene to bring a claim alleging that Gideon has an interest in the Batu Hijau mine in Indonesia; the court has denied that motion. Gideon subsequently filed a substantially similar motion and moved for default judgment; the court has not ruled on these motions.

On June 14, 2005, June 30, 2005 and July 1, 2005, purported derivative actions were filed, on behalf of Newmont, by Doris Staehr, Frank J. Donio and Jack G. Blaz, respectively, in the federal district court in Colorado against certain of Newmont’s current and former directors and officers. Each action alleged that certain defendants breached their fiduciary duties by engaging in insider trading and misappropriation of information, and that all defendants breached their fiduciary duties and engaged in conduct that constituted abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with, among other things, failing to disclose alleged operating deficiencies and failing to prevent alleged violations of environmental laws in Indonesia. The plaintiffs seek, on behalf of Newmont, among other remedies, all damages sustained by the Company as a result of the allegedly improper conduct. In November 2005, the court consolidated these cases and in December 2005 the court appointed a lead plaintiff. On April 10, 2006, the lead plaintiff filed a consolidated amended complaint. This action has been administratively closed without prejudice to any party filing a motion to reopen prior to June 19, 2007. The defendants deny the claims made and, should the case be re-opened, intend to vigorously defend against them. The Company cannot reasonably predict the final outcome of these cases. In a related development, on January 13, 2006, a purported Newmont shareholder sent to the Board of Directors a letter demanding the Company take action against the defendants in the purported derivative actions with respect to the matters alleged in the derivative complaints. The Board has taken the demand under consideration. Counsel for plaintiffs in the derivative actions, counsel for the demanding shareholder and the Company have agreed to settle the action and related disputes on the basis of certain revisions to the Company's corporate governance arrangements, and are currently negotiating an attorneys' fee to be paid by the Company.

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

Zarafshan-Newmont Joint Venture—50% Newmont Owned

In June 2006, an economic court in Uzbekistan ruled in favor of tax authorities and against the Zarafshan-Newmont Joint Venture (“ZNJV”), which is 50% owned by the Company, on two claims to collect approximately $48 in taxes other than income taxes. The tax authorities argued that Decree 151, which protected ZNJV from changes in tax laws and provided other financial and operational benefits, became ineffective and that the taxes and penalties claimed were owed for the period 2002-2005. Decree 151 had been granted by the Republic of Uzbekistan in 1992 as an incentive for the Company’s investment in ZNJV. The benefits it provided, including the stability of the tax and legal regime in effect at that time, were guaranteed to remain in effect for so long as ZNJV had ongoing operations.

On July 26, 2006, the Republic of Uzbekistan caused the seizure of gold, silver and unfinished product belonging to ZNJV. On August 14, 2006, the Company received notice that the economic court had accepted the petition of an agency of the Republic of Uzbekistan to institute a bankruptcy proceeding against ZNJV. Neither ZNJV nor the Company received advance notice that the petition was filed or that a hearing would be held. The court ordered “supervisory measures” restricting normal operations, including the export of gold or repayment of loans, without the approval of a court-appointed temporary administrator, who has been overseeing all operations of ZNJV.

At a September 19, 2006 meeting of the ZNJV creditor’s committee, which was principally composed of government representatives, the committee voted to liquidate ZNJV. On September 29, 2006, the economic court concluded that ZNJV was insolvent and ordered ZNJV to be liquidated by December 29, 2006. At this hearing, representatives of ZNJV and the Company were denied an opportunity to present the case against liquidation. The remaining assets of ZNJV are anticipated to be liquidated to pay the tax liabilities that have been imposed on ZNJV by the Republic of Uzbekistan, resulting in the effective transfer to the Republic of Uzbekistan of the Company’s interest in ZNJV. The liquidation sale has been postponed two times, and is now scheduled for early March 2007. Despite the Company’s demands for compensation for the losses it has suffered, the Republic of Uzbekistan has refused to provide such compensation. On October 31, 2006, the Company filed demands for arbitration against the Republic of Uzbekistan in two separate international venues on the basis that the Republic of Uzbekistan repudiated its obligations to the Company under Decree 151, Uzbek and international law, and various agreements. The Company and the defendants are in the process of appointing arbitrators. As of September 30, 2006, the Company has written off the book value of its ownership interest in ZNJV. The ultimate outcome of this matter cannot be determined at this time.

Income Taxes

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. As of December 31, 2006 and December 31, 2005, the Company has accrued income taxes (and related interest and penalties, if applicable) in the amount of $54 and $220, respectively, classified in other long-term liabilities. In December, the Company entered into an in-principle HOA with the ATO. The HOA specifies the terms of a proposed settlement of the outstanding audit issues relating to Normandy for the tax years 1994-1999. These issues relate to years before the Company acquired Normandy. At the date of the business combination, Normandy had recorded no income tax liability with respect to the tax positions taken in reporting certain transactions, therefore the Company’s initial best estimate of the FAS 5 income tax contingency relating to these issues was recorded as a tax liability at the date of acquisition, February 15, 2002, by increasing the purchase price of Normandy. As of December 31, 2006, the long-term income tax liability balance relating to this proposed settlement was reclassified to current income taxes payable.

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $8 for 2007, $13 for 2008, $2 in 2009 and 2010, $18 in 2011 and $98 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. As of December 31, 2006 and December 31, 2005, there were $445 and $386, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

A company owned by an Indonesian national currently owns a 20% equity interest in Batu Hijau, and the Newmont/Sumitomo partnership was required to offer a 3% interest in 2006. An offer to sell a 3% interest was made to the government of Indonesia. While the central government declined to participate, local governments in the area in which the mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. The Newmont/Sumitomo partnership continues discussions with various interested parties to meet its divestiture obligations. Under the terms of the Contract of Work, an additional 7% interest in Batu Hijau must be offered for sale in 2007.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 30    UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$1,132	$1,293	$1,102	$1,460
Gross profit(1)	$433	$513	$358	$532
Income from continuing operations	$208	$153	$264	$215
Income (loss) from discontinued operations	$2	$7	$(66)	$8
Net income applicable to common shares	$210	$160	$198	$223
Income from continuing operations, per common share, basic	$0.47	$0.34	$0.59	$0.48
Income (loss) from discontinued operations, per common share, basic	$—	$0.02	$(0.15)	$0.02

Net income per common share, basic	$0.47	$0.36	$0.44	$0.50

Income from continuing operations, per common share, diluted	$0.46	$0.34	$0.59	$0.47
Income (loss) from discontinued operations, per common share, diluted	$—	$0.02	$(0.15)	$0.02

Net income per common share, diluted	$0.46	$0.36	$0.44	$0.49

Basic weighted-average shares outstanding	448	449	450	450
Diluted weighted-average shares outstanding	451	452	452	452
Dividends declared per common share	$0.10	$0.10	$0.10	$0.10
Closing price of common stock	$51.89	$52.93	$42.75	$45.15

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$930	$984	$1,146	$1,292
Gross profit(1)	$240	$288	$403	$493
Income from continuing operations	$80	$85	$125	$70
Income (loss) from discontinued operations	$4	$(35)	$1	$(8)
Net income applicable to common shares	$84	$50	$126	$62
Income from continuing operations, per common share, basic	$0.18	$0.19	$0.28	$0.16
Income (loss) from discontinued operations, per common share, basic	$0.01	$(0.08)	$—	$(0.02)

Net income per common share, basic	$0.19	$0.11	$0.28	$0.14

Income from continuing operations, per common share, diluted	$0.18	$0.19	$0.28	$0.15
Income (loss) from discontinued operations, per common share, diluted	$0.01	$(0.08)	$—	$(0.01)

Net income per common share, diluted	$0.19	$0.11	$0.28	$0.14

Basic weighted-average shares outstanding	446	446	446	446
Diluted weighted-average shares outstanding	448	449	449	449
Dividends declared per common share	$0.10	$0.10	$0.10	$0.10
Closing price of common stock	$42.25	$39.03	$47.17	$53.40

(1)	Revenues less Costs applicable to sales and Depreciation, depletion and amortization

Significant after-tax adjustments were as follows:

Fourth quarter 2006: (i) a $29 ($0.06 per share, basic) reclamation estimate charge; (ii) a $27 ($0.06 per share, basic) net tax benefit from a reconciliation of the Company’s U.S. book and tax basis assets and liabilities as well as a detailed analysis of income taxes payable. The differences were identified as affecting the years 1998 to 2005 although the amount applicable to any one year is not material. As the amounts are not material to the current year or the year in which they arose, the entire adjustment was recognized as a tax benefit during the fourth quarter of 2006; (iii) a $16 ($.03 per share, basic) net tax benefit due to an adjustment in the interest accrued on tax contingencies and (iv) an $8 ($0.02 per share, basic) net gain on the sale of Holloway;

Third quarter 2006: (i) a $173 ($0.39 per share, basic) net gain on the sale of the Alberta Oil Sands project; (ii) a $66 ($0.15 per share, basic) loss on the expropriation of Zarafshan; (iii) a $57 ($0.13 per share, basic) tax expense for repatriation of cash from the sale of Black Gold (iv) a $26 ($0.06 per share, basic) loss on the early extinguishment of debt; and (vi) a $20 ($0.05 per share, basic) net gain on the sale of the Martabe project;

Second quarter 2006: none;

First quarter 2006: (i) a $48 ($0.11 per share, basic) net tax benefit from changes in Australia’s functional currency for tax reporting;

Fourth quarter 2005: (i) a $41 ($0.09 per share, basic) goodwill impairment charge at Nevada; (ii) a $26 ($0.06 per share, basic) non-cash write-own of long-lived assets; (iii) an $18 ($0.04 per share, basic) charge for

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

litigation costs and settlement provision; (iv) a $16 ($0.03 per share, basic) reclamation estimate charge; (v) an $11 ($0.02 per share, basic) net gain on the sale of Oxiana shares; and (vi) a $6 ($0.01 per share, basic) net gain adjustment to the QMC loan receivable valuation allowance;

Third quarter 2005: (i) a $25 ($0.06 per share, basic) gain on the sale of the Kinross Gold Corporation stock; and (ii) a $15 ($0.03 per share, basic) expense for environmental litigation and reclamation costs at Minahasa in Indonesia;

Second quarter 2005: a $30 ($0.07 per share, basic) impairment charge at Golden Grove in Australia;

First quarter 2005: (i) a $20 ($0.04 per share, basic) gain on the sale of the Mezcala property in Mexico; and (ii) a $19 ($0.04 per share, basic) net tax benefit from changes in Australian tax law.

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

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in Item 8 of this annual report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Newmont’s directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Newmont’s executive officers is set forth under Item 4A of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2007 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2006 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	6,644,509	(3)	$42.10	17,551,234	(4)
Equity compensation plans not approved by security holders	808,455	(5)	$23.92	—
TOTAL	7,452,964		$40.05	17,551,234

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of director stock units and restricted stock units.
(2)

Newmont’s 2005 Stock Incentive Plan was approved by the stockholders on April 27, 2005. A maximum of 20,000,000 shares of Newmont’s Common Stock were authorized to be issued under this plan. Out of this maximum number of shares, no more than 10,000,000 shares may be awarded as restricted stock and other stock-based awards and no more than 1,000,000 shares may be awarded as non-employee director stock awards. In addition, no more than 1,000,000 shares may be awarded without agreements providing for vesting in full in three years or more, subject to certain exceptions such as shares subject to performance-based conditions.

(3)

This number does not include 429,294 shares of common stock issuable upon exercise of outstanding options granted under certain equity plans assumed by Newmont in acquisitions. The weighted average exercise price of outstanding options granted under the assumed plans as of December 31, 2006 was $23.06. Newmont cannot grant any additional options or awards under these assumed plans.

(4)	Securities remaining available for future issuance under the 2005 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.

(5)

Shares of common stock issuable upon exercise of outstanding options granted under the 1999 Employees Stock Plan. Options have a term of 10 years and vest in periods ranging from two to four years. Restricted stock units awarded under the 1999 Employees Stock Plan are also listed in the table. Restricted stock units are awarded to employees in certain foreign jurisdictions. Prior to vesting, a holder of restricted stock units does not have the right to vote the underlying shares or receive any dividends. The restricted stock units vest in three equal increments over three years. Upon vesting, the holder of restricted stock units is entitled to receive one share of Newmont common stock for each restricted stock unit and accrued dividends.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2007 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2007 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a) Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 23, 2007, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 68 above.

(d) Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/s/ BRITT D. BANKS
Britt D. Banks Executive Vice President, Legal and External Affairs

February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2007.

Signature	Title
* Wayne W. Murdy	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

* Richard T. O’Brien	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Russell Ball	Vice President and Controller (Principal Accounting Officer)

Glen A. Barton*	Director
Vincent A. Calarco*	Director
Noreen Doyle*	Director
Veronica M. Hagen*	Director
Michael S. Hamson*	Director
Pierre Lassonde*	Director
Robert J. Miller*	Director
Robin A. Plumbridge*	Director
John B. Prescott*	Director
Donald C. Roth*	Director
Seymour Schulich*	Director
James V. Taranik*	Director

*By:	/s/ BRITT D. BANKS
Britt D. Banks Attorney-in-Fact

S-1

EXHIBIT INDEX

Exhibit Number		Description

1		—Underwriting Agreement, dated as of March 17, 2005, among Registrant, Newmont USA Limited, Citigroup Capital Markets Inc. and J.P. Morgan Securities Inc. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

2	(a)	—Arrangement Agreement, dated as of November 14, 2001, by and between Franco-Nevada Mining Corporation Limited and Newmont Mining Corporation (now known as “Newmont USA Limited”). Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2	(b)	—Deeds of Undertaking, dated as of November 14, 2001, November 14, 2001, and December 10, 2001, by and between Newmont Mining Corporation (now known as “Newmont USA Limited”) and Normandy Mining Limited. Incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2	(c)	—Agreement and Plan of Merger, dated as of January 8, 2002, by and among Newmont Mining Corporation (now known as “Newmont USA Limited”), the Registrant and Delta Acquisitionco Corp. Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

3	(a)	—Certificate of Incorporation of Registrant. Incorporated herein by reference to Appendix F to the Registrant’s Registration Statement on Form S-4 (File No. 333-76506), filed with the Securities and Exchange Commission on January 10, 2002.

3	(b)	—Certificate of Designations of Special Voting Stock. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3	(c)	—Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3	(d)	—Certificate of Designations of $3.25 Convertible Preferred Stock of Registrant. Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its $3.25 convertible preferred stock, filed with the Securities and Exchange Commission on February 15, 2002.

3	(e)	—By-laws, as amended and restated effective January 1, 2007 of the Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2006.

4	(a)	—Indenture, dated as of March 22, 2005, among Newmont Mining Corporation, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

4	(b)	—Form of 5.875% Note due 2035 issued pursuant to Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

Exhibit Number		Description

4	(c)	—Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4	(d)	—Lease dated as of September 30, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and Shawmut Bank Connecticut, National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4	(e)	—Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4	(f)	—See footnote (1).

10	(a)	—Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2005 and dated July 12, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2005.

10	(b)	—Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2005 and dated July 12, 2005. Incorporated by referenced to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2005.

10	(c)	—1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10	(d)	—1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10	(e)	—2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10	(f)	—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1996 Employees Stock Plan. Incorporated herein by reference to Exhibit 99.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

Exhibit Number		Description

10	(g)	—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10	(h)	—Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10	(i)	—Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10	(j)	—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10	(k)	—Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10	(l)	—Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2006.

10	(m)	—Form of Award Agreement used for non-employee directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10	(n)	—Annual Incentive Compensation Payroll Practice of the Registrant, amended and restated effective January 1, 2006. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 30, 2006, filed with the Securities and Exchange Commission on April 28, 2006.

10	(o)	—Employee Performance Incentive Compensation Payroll Practice of Registrant, amended and restated effective January 1, 2006. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the period December 31, 2006, filed with the Securities and Exchange Commission on April 28, 2006.

10	(p)	—Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10	(q)	—Amended and Restated Executive Change of Control Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10	(r)	—Amendment One to the Executive Change of Control Plan effective January 1, 2006 of Newmont USA Limited, a wholly owned subsidiary of Registrant, filed herewith.

10	(s)	—Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as Amended and Restated as of May 17, 2000. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit Number		Description

10	(t)	—Agreement dated September 15, 1999, among Newmont Mining Corporation, Newmont Gold Company and Bruce D. Hansen. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10	(u)	—Amendment to Employment Agreement effective July 28, 2005 between Newmont Mining Corporation and Bruce D. Hansen. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10	(v)	—Transitional Consulting Agreement effective November 17, 2006 between Newmont USA Limited and Bruce Hansen filed herewith.

10	(w)	—Severance Release and Waiver effective November 17, 2006 between Newmont USA Limited and Bruce Hansen, filed herewith.

10	(x)	—Letter Agreement dated May 6, 1993, between Newmont Gold Company and Wayne W. Murdy. Incorporated by reference to Exhibit 10 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

10	(y)	—Letter Agreement dated March 23, 2001, between Wayne W. Murdy and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(v) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

10	(z)	—Amendment to Employment Agreement effective July 28, 2005 between Newmont Mining Corporation and Wayne W. Murdy. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on 10-Q, for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10	(aa)	—Termination of Employment Agreement effective November 10, 2006 between Newmont Mining Corporation and Wayne W. Murdy, filed herewith.

10	(bb)	—Employment Agreement effective, as of February 16, 2002, between Newmont Global Employment Limited Partnership and Pierre Lassonde. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for period ended June 30, 2002, filed August 14, 2002.

10	(cc)	—Amendment of Employment Agreement effective, as of February 16, 2004, between Newmont Global Employment Limited Partnership and Pierre Lassonde. Incorporated by reference to Exhibit 10(q) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10	(dd)	—Amendment to Employment Agreement effective July 28, 2005 between Newmont Mining Corporation and Pierre Lassonde. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10	(ee)	—Employment Agreement effective January 1, 2007 between Newmont Global Employment Limited Partnership and Pierre Lassonde, filed herewith.

10	(ff)	—Consulting Agreement effective January 1, 2007 between Newmont Mining Corporation and Pierre Lassonde, filed herewith.

10	(gg)	—Consulting Agreement effective as of April 1, 2002, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 10(x) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description

10(hh)	—Amendment to Consulting Agreement effective as of April 1, 2005 and dated December 7, 2004, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 99.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10(ii)	—Amendment No. 2 to Consulting Agreement effective July 28, 2005, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10(jj)	—Amendment to Consulting Agreement dated October 31, 2005, and effective as of April 26, 2006, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 10.5 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10(kk)	—Credit Agreement dated as of July 30, 2004, as amended and restated as of July 28, 2005, among Newmont Mining Corporation, Newmont USA Limited, JP Morgan Chase Bank, N.A., Australia and New Zealand Banking Group Limited, Banco Bilbao Vizcaya SA, Bank of Montreal Chicago Branch, The Bank of New York, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas, Calyon New York Branch, CIBC Inc., Citicorp USA Inc., Commonwealth Bank of Australia New York Branch, Deutsche Bank AG New York Branch, HSBC Bank USA, National Association, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, The Royal Bank of Scotland, plc, Societe Generale, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC, US Bank N.A., Wells Fargo Bank, N.A. and Westbag New York Branch. Incorporated by reference as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10(ll)	—Canadian Oil Sands Trust (“COST”) Agreement as of May 10, 2004 between Pierre Lassonde and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the period December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(mm)	—Canadian Oil Sands Trust (“COST”) Agreement as of May 10, 2004 between Seymour Schulich and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the period December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(nn)	—Summary of Non-Employee Director Compensation and Benefits. Incorporated by reference as Exhibit 10.2 to Registrant’s for 8-K filed with the Securities and Exchange Commission on March 1, 2006.

10(oo)	—Sale Agreement dated June 23, 2005 by and among Newmont Golden Grove Operations Pty Ltd, Newmont Wownaminya Pty Ltd, Newmont Australia Limited, Oxiana Golden Grove Pty Ltd and Oxiana Limited. Incorporated by reference to Exhibit 10.1 to Newmont Mining Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2005.

12.1	—Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.

12.2	—Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.

21	—Subsidiaries of Newmont Mining Corporation, filed herewith.

23.1	—Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—Power of Attorney, filed herewith.

Exhibit Number	Description

31.1	—Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	—Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

32.1	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.

32.2	—Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.

(1)	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.