Form 10-Q
period 2007-03-31
NEWMONT MINING CORP /DE/
filed 2007-04-27
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

There were 425,318,265 shares of common stock outstanding on April 18, 2007 (and 25,783,773 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended March 31,
	2007	2006
Revenues
Sales - gold, net	$1,043	$995
Sales - copper, net	213	137

	1,256	1,132

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	676	494
Copper	128	65
Depreciation, depletion and amortization	192	140
Exploration	40	33
Advanced projects, research and development	18	21
General and administrative	37	37
Other expense, net	22	14

	1,113	804

Other income (expense)
Other income, net (Note 3)	67	35
Interest expense, net	(24)	(20)

	43	15

Income from continuing operations before income tax expense, minority interest and equity income of affiliates	186	343
Income tax expense (Note 6)	(62)	(37)
Minority interest in income of consolidated subsidiaries	(56)	(99)

Income from continuing operations	68	207
Income from discontinued operations (Note 7)	—	2

Net income	$68	$209

Income per common share (Note 9)
Basic:
Income from continuing operations	$0.15	$0.47
Income from discontinued operations	—	—

Net income	$0.15	$0.47

Diluted:
Income from continuing operations	$0.15	$0.46
Income from discontinued operations	—	—

Net income	$0.15	$0.46

Basic weighted-average common shares outstanding	451	448

Diluted weighted-average common shares outstanding	452	451

Cash dividends declared per common share	$0.10	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At March 31, 2007	At December 31, 2006
ASSETS
Cash and cash equivalents	$786	$1,166
Marketable securities and other short-term investments (Note 12)	130	109
Trade receivables	275	142
Accounts receivable	142	216
Inventories (Note 13)	381	382
Stockpiles and ore on leach pads (Note 14)	353	378
Deferred income tax assets	149	156
Other current assets	79	93

Current assets	2,295	2,642
Property, plant and mine development, net	7,036	6,847
Investments (Note 12)	1,230	1,319
Long-term stockpiles and ore on leach pads (Note 14)	805	812
Deferred income tax assets	638	799
Other long-term assets	185	178
Goodwill	2,986	3,004

Total assets	$15,175	$15,601

LIABILITIES
Current portion of long-term debt (Note 15)	$164	$159
Accounts payable	291	340
Employee-related benefits	161	182
Derivative instruments (Note 8)	41	174
Income and mining taxes	334	364
Other current liabilities (Note 16)	475	520

Current liabilities	1,466	1,739
Long-term debt (Note 15)	1,726	1,752
Reclamation and remediation liabilities (Note 17)	528	528
Deferred income tax liabilities	569	703
Employee-related benefits	310	309
Other long-term liabilities (Note 16)	226	135

Total liabilities	4,825	5,166

Commitments and contingencies (Note 21)
Minority interest in subsidiaries	1,163	1,098

STOCKHOLDERS’ EQUITY
Common stock	680	677
Additional paid-in capital	6,726	6,703
Accumulated other comprehensive income	582	673
Retained earnings	1,199	1,284

Total stockholders’ equity	9,187	9,337

Total liabilities and stockholders’ equity	$15,175	$15,601

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$68	$209
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation, depletion and amortization	192	140
Income from discontinued operations	—	(2)
Accretion of accumulated reclamation obligations	10	7
Deferred income taxes	1	(72)
Minority interest expense	56	99
Gain on asset sales, net	(2)	(2)
Gain on investments, net	(27)	—
Hedge gain, net	(3)	(9)
Other operating adjustments and write-downs	26	37

Net cash provided from continuing operations before net change in operating assets and liabilities	321	407
Net change in operating assets and liabilities (Note 18)	(263)	(174)

Net cash provided from continuing operations	58	233
Net cash provided from discontinued operations	—	2

Net cash from operations	58	235

Investing activities:
Additions to property, plant and mine development	(362)	(367)
Investments in marketable debt and equity securities	(153)	(672)
Proceeds from sale of marketable debt and equity securities	124	970
Acquisitions (Note 11)	—	(187)
Other	1	2

Net cash used in investing activities of continuing operations	(390)	(254)
Net cash used in investing activities of discontinued operations	—	(3)

Net cash used in investing activities	(390)	(257)

Financing activities:
Repayment of debt	(21)	(20)
Dividends paid to common stockholders	(45)	(45)
Dividends paid to minority interests	(1)	(45)
Proceeds from stock issuance	9	38
Change in restricted cash and other	8	(8)

Net cash used in financing activities	(50)	(80)

Effect of exchange rate changes on cash	2	(1)

Net change in cash and cash equivalents	(380)	(103)
Cash and cash equivalents at beginning of period	1,166	1,082

Cash and cash equivalents at end of period	$786	$979

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

(1)	BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These interim Condensed Consolidated Financial Statements should be read in conjunction with Newmont’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2006, filed February 26, 2007.

References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “IDR” to Indonesian currency and “$” to United States currency.

Certain amounts for the three months ended March 31, 2006 have been reclassified to conform to the 2007 presentation. The Company has reclassified the income statement and cash flow statement amounts for the Zarafshan-Newmont Joint Venture operation from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income and Cash Flows for all periods presented.

(2)	ACCOUNTING DEVELOPMENTS

Recently Adopted Pronouncements

Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $72 increase in its net liability for unrecognized income tax benefits. The beginning balance of net deferred tax assets was reduced by $37 (primarily, as a result of utilization of foreign tax credits and net operating losses as part of the FIN 48 measurement process, offset, in part, by the impact of the interaction of the Alternative Minimum Tax rules), goodwill increased by $5, minority interest increased by $4, and retained earnings decreased by $108. In addition, the Company reclassified $16 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. At January 1, 2007, the Company had $267 of total gross unrecognized tax benefits. Of this, $202 represents the amount of net unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. The Company had $13 accrued for interest at January 1, 2007. This amount has been considered in the statement of financial position as part of the cumulative effect adjustment to retained earnings.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and in foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state and local income or non-U.S. income tax audits by taxing authorities for years through 1999.

Recently Issued Pronouncements

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The provisions of FAS 157 are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(3)	OTHER INCOME, NET

	Three Months Ended March 31,
	2007	2006
Gain on investments, net	$27	$1
Royalty and dividend income	31	29
Interest income	13	19
Income from development projects, net	––	4
Loss on ineffective portion of derivative instruments, net (Note 8)	(2)	(24)
Foreign currency exchange (losses) gains, net	(5)	3
Other	3	3

	$67	$35

(4)	EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended March 31,
	2007	2006
Pension benefit costs, net
Service cost	$5	$4
Interest cost	6	5
Expected return on plan assets	(5)	(4)
Amortization of loss	2	2

	$8	$7

	Three Months Ended March 31,
	2007	2006
Other benefit costs, net
Service cost	$1	$2
Interest cost	1	1

	$2	$3

(5)	STOCK BASED COMPENSATION

The Company recognized stock options and other stock based compensation as follows:

	Three Months Ended March 31,
	2007	2006
Stock options	$4	$6
Restricted stock	2	––
Restricted stock units	1	––
Deferred stock awards	2	2

	$9	$8

No stock option awards were granted during the three months ended March 31, 2007 and 2006. At March 31, 2007, there was $20 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

For the three months ended March 31, 2007 and 2006, 141,828 and 102,491 shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $45 and $58, respectively.

For the three months ended March 31, 2007 and 2006, 20,212 and 19,181 shares of restricted stock units, respectively, were granted, at the weighted-average fair market value of $45 and $58, respectively, per underlying share of the Company’s common stock.

No deferred stock awards were granted during the three months ended March 31, 2007 and 2006.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(6)	INCOME TAXES

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Refer to “Recently Adopted Pronouncements” for the discussion regarding the cumulative effect of adopting FIN 48.

In December 2006, the Company entered into an in-principle heads of agreement with the Australian Taxation Office (“ATO”). The heads of agreement specifies the terms of a proposed settlement of the outstanding audit issues relating to Normandy for the tax years 1994-1999. The issues relate to years before the Company acquired Normandy. At the date of the business combination, Normandy had recorded no income tax liability with respect to the tax positions taken in reporting certain transactions, therefore the Company’s initial best estimate of the income tax contingency relating to these issues was recorded as a tax liability at the date of acquisition, February 15, 2002, by increasing the purchase price of Normandy. At December 31, 2006, the long-term income tax liability balance relating to this proposed settlement was reclassified to current income taxes payable and remains outstanding at March 31, 2007.

(7)	DISCONTINUED OPERATIONS

Discontinued operations include the Company’s 50% interest in the Zarafshan-Newmont Joint Venture, expropriated by the Uzbekistan government in August 2006, and the Holloway mine sold in November 2006. The Company has reclassified the income statement results from the historical presentation to Income from discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Statements of Cash Flows have been reclassified for discontinued operations for all periods presented.

The following table details selected financial information included in Income from discontinued operations in the Condensed Consolidated Statements of Income:

Three Months Ended March 31, 2006
Sales - gold, net	$23

Income from operations	$—
Income tax benefit	2

Income from discontinued operations	$2

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(8)	SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

For the three months ended March 31, 2007 and 2006, losses of $2 and $24, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a gain of approximately $6. The maximum period over which hedged forecasted transactions are expected to occur is 4 years.

Newmont had the following derivative contracts outstanding at March 31, 2007:

	Expected Maturity Date			Fair Value
	2007	2008	Total/ Average	At March 31, 2007		At December 31, 2006
Copper Collar Contracts(1) ($ denominated):
Pounds (millions)	13	—	13	$(21	)(2)	$(149	)(3)
Average cap price	$1.43	$—	$1.43
Average floor price	$1.10	$—	$1.10
$/IDR Forward Purchase Contracts(1):
$ (millions)	$43	$3	$46	$2		$4
Average rate (IDR/$)	9,606	9,365	9,590

(1)	56.25% guaranteed by Newmont, 43.75% guaranteed by an affiliate of Sumitomo Corporation, delivered in the first quarter of 2007, awaiting final settlement.
(2)	The fair value does not include amounts payable ($20) on derivative contracts that were closed out in March 2007 with the net settlement due in April 2007.
(3)	The fair value does not include amounts payable ($24) on derivative contracts that were closed out in December 2006 with the net settlement due and paid in January 2007.

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

At March 31, 2007 and 2006, Batu Hijau had the following gross revenues before treatment and refining charges subject to final price adjustments:

	At March 31,
	2007	2006
Gross revenue subject to final price adjustments
Copper	$386	$377
Gold	$33	$15

The average final price adjustments realized were as follows:

	Three Months Ended March 31,
	2007	2006
Average final price adjustments
Copper	(19)%	26%
Gold	2%	9%

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price, ranging from $381 to $392 per ounce. The initial fair value of the forward sales contracts was recorded as deferred revenue. At March 31, 2007, $47 remained in deferred revenue and will be included in revenue as delivery occurs. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.” The fair value of these contracts are not included on the Condensed Consolidated Balance Sheets.

Newmont had the following price-capped forward sales contracts outstanding at March 31, 2007:

	Scheduled Maturity Date or Transaction Date				Fair Value
	2008	2009	2011	Total/ Average	At March 31, 2007	At December 31, 2006
Ounces (thousands)	1,000	600	250	1,850	$(589)	$(534)
Average price	$384	$381	$392	$384

Interest Rate Swap Contracts

At March 31, 2007, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $275 8 5/8% debentures expiring in 2011. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three months ended March 31, 2007 and 2006, these transactions had an insignificant impact on interest expense. The fair value of the interest rate swaps was $(1) and $1 at March 31, 2007 and December 31, 2006, respectively.

(9)	INCOME PER COMMON SHARE

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

	Three Months Ended March 31,
	2007	2006
Numerator:
Income from continuing operations	$68	$207
Income from discontinued operations	—	2

Net income	$68	$209

Denominator:
Basic	451	448
Effect of employee stock-based awards	1	3

Diluted	452	451

Income per common share
Basic:
Income from continuing operations	$0.15	$0.47
Income from discontinued operations	—	—

Net income	$0.15	$0.47

Diluted:
Income from continuing operations	$0.15	$0.46
Income from discontinued operations	—	—

Net income	$0.15	$0.46

Options to purchase 2.2 million and 1.2 million shares of common stock at average exercise prices of $51.40 and $50.15 were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(10)	COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2007	2006
Net income	$68	$209
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on marketable equity securities (Note 12)	(104)	191
Foreign currency translation adjustments	6	(1)
Change in pension and other benefit liabilities:
Net amount reclassified to income	2	—
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	11	(113)
Net amount reclassified to income	(6)	78

Net unrecognized gain (loss) on derivatives	5	(35)

	(91)	155

Comprehensive (loss) income	$(23)	$364

(11)	ACQUISITIONS

In March 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington unincorporated joint venture, bringing its interest in the project to 66.67%, for cash consideration of $164.

In January 2006, Newmont acquired the remaining 15% interest in the Akyem project for cash consideration of $23, bringing its interest in the project to 100%.

(12)	INVESTMENTS

	At March 31, 2007
		Unrealized
	Cost/Equity Basis	Gain	Loss	Fair/Equity Value
Current:
Marketable Debt Securities:
Auction rate securities	$10	$—	$—	$10

Marketable Equity Securities:
Oxiana Ltd.	64	—	—	64
Other	10	38	—	48

	74	38	—	112

Other investments, at cost	8	—	—	8

	$92	$38	$—	$130

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$266	$488	$—	$754
Gabriel Resources, Ltd.	97	77	—	174
Shore Gold, Inc.	90	21	—	111
Miramar Mining Corporation	27	60	—	87
Other	32	12	(1)	43

	512	658	(1)	1,169

Other investments, at cost	10	—	—	10

Investment in Affiliates:
European Gold Refineries	25	—	—	25
AGR Matthey Joint Venture	16	—	—	16
Regis Resources NL	10	—	—	10

	51	—	—	51

	$573	$658	$(1)	$1,230

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2006
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Debt Securities:
Auction rate securities	$10	$—	$—	$10

Marketable Equity Securities:
Agincourt Resources	37	10	—	47
Other	10	33	—	43

	47	43	—	90

Other investments, at cost	9	—	—	9

	$66	$43	$—	$109

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$265	$603	$—	$868
Gabriel Resources, Ltd.	69	104	—	173
Shore Gold, Inc.	90	—	—	90
Miramar Mining Corporation	28	57	—	85
Other	34	17	(4)	47

	486	781	(4)	1,263

Other investments, at cost	12	—	—	12

Investment in Affiliates:
European Gold Refineries	17	—	—	17
AGR Matthey Joint Venture	16	—	—	16
Regis Resources NL	11	—	—	11

	44	—	—	44

	$542	$781	$(4)	$1,319

During the first quarter of 2007, Newmont acquired an additional interest in Gabriel Resources for approximately $27, obtained Oxiana Ltd. shares following the acquisition of Agincourt Resources by Oxiana Ltd., recognizing a $27 gain, and recognized a $6 impairment of its investment in Queenstake Resources Ltd. for an other-than-temporary decline in value of marketable equity securities and warrants. During the quarter, the unrealized value of the Company’s investments in marketable equity securities declined by $128, primarily related to a decline in the value of Canadian Oil Sands Trust.

(13)	INVENTORIES

	At March 31, 2007	At December 31, 2006
In-process	$60	$61
Concentrate	10	6
Precious metals	10	43
Materials, supplies and other	301	272

	$381	$382

During the first quarter of 2007, Newmont recorded aggregate write-downs of $2 included in Costs applicable to sales in Australia/New Zealand to reduce the carrying value of inventories to net realizable value.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(14)	STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2007	At December 31, 2006
Current:
Stockpiles	$188	$216
Ore on leach pads	165	162

	$353	$378

Long-term:
Stockpiles	$524	$527
Ore on leach pads	281	285

	$805	$812

During the first quarter of 2007, Newmont recorded aggregate write-downs of $2 included in Costs applicable to sales in Australia/New Zealand to reduce the carrying value of stockpiles to net realizable value.

(15)	DEBT

	At March 31, 2007		At December 31, 2006
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$22	$213	$21	$235
5 7/8% notes, net of discount	—	597	—	597
8 5/8% debentures, net of discount	—	217	—	217
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	120	—	120
PTNNT project financing facility	87	393	87	393
PTNNT shareholder loan	36	—	36	—
Yanacocha credit facility	14	86	10	90
Yanacocha bonds	—	100	—	100
Project financings, capital leases and other	5	—	5	—

	$164	$1,726	$159	$1,752

Scheduled minimum debt repayments at March 31, 2007 are $138 for the remainder of 2007, $243 in 2008, $125 in 2009, $133 in 2010, $322 in 2011 and $929 thereafter.

(16)	OTHER LIABILITIES

	At March 31, 2007	At December 31, 2006
Other current liabilities:
Accrued operating costs	$150	$156
Accrued capital expenditures	96	128
Reclamation and remediation liabilities	75	77
Interest	48	34
Royalties	23	39
Taxes other than income and mining	18	22
Deferred revenue	23	9
Other	42	55

	$475	$520

	At March 31, 2007	At December 31, 2006
Other long-term liabilities:
Income taxes	$143	$54
Deferred revenue from the sale of future production	47	47
Other	36	34

	$226	$135

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(17)	RECLAMATION AND REMEDIATION LIABILITIES (ASSET RETIREMENT OBLIGATIONS)

At March 31, 2007 and December 31, 2006, $522 and $520, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2007 and December 31, 2006, $81 and $85, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the liability for asset retirement obligations:

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$605	$508
Additions, changes in estimates and other	—	18
Liabilities settled	(12)	(12)
Accretion expense	10	7

Balance at end of period	$603	$521

The current portions of Reclamation and remediation liabilities of $75 and $77 at March 31, 2007 and December 31, 2006, respectively, are included in Other current liabilities.

(18)	NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash (used in) provided by operating activities attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2007	2006
Decrease (increase) in operating assets:
Trade and accounts receivable	$2	$(44)
Inventories, stockpiles and ore on leach pads	9	(123)
Other assets	—	(11)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(262)	16
Reclamation liabilities	(12)	(12)

	$(263)	$(174)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(19)	SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

	Three Months Ended March 31, 2007
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$361	$297	$216	$56	$81	$32
Copper	$—	$—	$—	$213	$—	$—
Cost applicable to sales:
Gold	$276	$141	$172	$28	$43	$16
Copper	$—	$—	$—	$128	$—	$—
Depreciation, depletion and amortization:
Gold	$55	$42	$35	$6	$10	$5
Copper	$—	$—	$—	$28	$—	$—
Other	$—	$—	$1	$—	$—	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$—	$2	$1	$—	$6	$—
Write-down of assets	$—	$—	$—	$—	$—	$—
Other income, net	$1	$6	$1	$4	$1	$—
Interest expense, net	$—	$1	$—	$10	$1	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$27	$112	$(1)	$72	$22	$24
Equity income of affiliates	$—	$—	$(1)	$—	$—	$—
Capital expenditures	$158	$56	$98	$7	$37	$3
Goodwill	$—	$—	$191	$—	$—	$—
Total assets	$2,742	$1,878	$1,600	$2,356	$1,008	$147

	Three Months Ended March 31, 2007
	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$1,043	$—	$—	$—	$1,043
Copper	$213	$—	$—	$—	$213
Cost applicable to sales:
Gold	$676	$—	$—	$—	$676
Copper	$128	$—	$—	$—	$128
Depreciation, depletion and amortization:
Gold	$153	$—	$—	$—	$153
Copper	$28	$—	$—	$—	$28
Other	$1	$—	$4	$6	$11
Exploration	$—	$40	$—	$—	$40
Advanced projects, research and development	$9	$—	$4	$5	$18
Write-down of assets	$—	$—	$—	$—	$—
Other income, net	$13	$—	$58	$(4)	$67
Interest expense, net	$12	$—	$—	$12	$24
Pre-tax income (loss) before minority interest and equity income of affiliates	$256	$(40)	$49	$(79)	$186
Equity income of affiliates	$(1)	$—	$1	$—	$—
Capital expenditures	$359	$—	$—	$3	$362
Goodwill	$191	$1,130	$1,665	$—	$2,986
Total assets	$9,731	$1,298	$2,972	$1,174	$15,175

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2006
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$288	$427	$187	$39	$—	$55
Copper	$—	$—	$—	$137	$—	$—
Cost applicable to sales:
Gold	$206	$124	$128	$15	$—	$21
Copper	$—	$—	$—	$65	$—	$—
Depreciation, depletion and amortization:
Gold	$36	$43	$26	$4	$—	$5
Copper	$—	$—	$—	$16	$—	$—
Other	$—	$—	$1	$—	$—	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$2	$1	$—	$—	$7	$—
Write-down of assets	$—	$—	$—	$—	$—	$—
Other income	$4	$4	$1	$(20)	$—	$2
Interest expense, net	$—	$—	$—	$11	$—	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$47	$259	$29	$46	$(7)	$7
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Capital expenditures	$154	$56	$23	$63	$65	$2
Goodwill	$—	$—	$214	$—	$—	$—
Total assets from continuing operations	$2,102	$1,665	$1,207	$2,313	$737	$156

	Three Months Ended March 31, 2006
	Total Operations	Exploration	Merchant Banking	Corporate and Other	Consolidated
Sales, net:
Gold	$996	$—	$—	$(1)	$995
Copper	$137	$—	$—	$—	$137
Cost applicable to sales:
Gold	$494	$—	$—	$—	$494
Copper	$65	$—	$—	$—	$65
Depreciation, depletion and amortization:
Gold	$114	$—	$—	$—	$114
Copper	$16	$—	$—	$—	$16
Other	$1	$1	$5	$3	$10
Exploration	$—	$33	$—	$—	$33
Advanced projects, research and development	$10	$—	$5	$6	$21
Write-down of assets	$—	$—	$—	$—	$—
Other income	$(9)	$1	$30	$13	$35
Interest expense, net	$11	$—	$—	$9	$20
Pre-tax income (loss) before minority interest and equity income of affiliates	$381	$(33)	$18	$(23)	$343
Capital expenditures	$363	$—	$1	$3	$367
Goodwill	$214	$1,126	$1,562	$—	$2,902
Total assets from continuing operations	$8,180	$1,152	$2,923	$1,988	$14,243
Assets held for sale					$182

Total assets					$14,425

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(20) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Newmont USA, a 100% owned subsidiary of Newmont Mining Corporation, has fully and unconditionally guaranteed the 5 7/8% publicly traded notes. The following condensed consolidating financial statements are provided for Newmont USA, as guarantor, and for Newmont Mining Corporation, as issuer, as an alternative to providing separate financial statements for the guarantor. The accounts of Newmont Mining Corporation are presented using the equity method of accounting for investments in subsidiaries.

	Three Months Ended March 31, 2007
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$759	$284	$—	$1,043
Sales - copper, net	—	213	—	—	213

	—	972	284	—	1,256

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	470	210	(4)	676
Copper	—	128	—	—	128
Depreciation, depletion and amortization	—	145	47	—	192
Exploration	—	26	14	—	40
Advanced projects, research and development	—	9	9	—	18
General and administrative	—	31	1	5	37
Write-down of long-lived assets	—	—	—	—	—
Other	—	25	(2)	(1)	22

	—	834	279	—	1,113

Other income (expense)
Other income, net	2	26	39	—	67
Interest income - intercompany	31	25	1	(57)	—
Interest expense - intercompany	(2)	—	(55)	57	—
Interest expense, net	(9)	(12)	(3)	—	(24)

	22	39	(18)	—	43

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	22	177	(13)	—	186
Income tax (expense) benefit	(6)	(52)	(4)	—	(62)
Minority interest in income of subsidiaries	—	(55)	(4)	3	(56)
Equity income (loss) of affiliates	52	—	16	(68)	—

Income from continuing operations	68	70	(5)	(65)	68
Loss from discontinued operations	—	—	—	—	—

Net income (loss)	$68	$70	$(5)	$(65)	$68

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$818	$177	$—	$995
Sales - copper, net	—	137	—	—	137

	—	955	177	—	1,132

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	372	124	(2)	494
Copper	—	65	—	—	65
Depreciation, depletion and amortization	—	110	30	—	140
Exploration	—	25	8	—	33
Advanced projects, research and development	—	9	12	—	21
General and administrative	—	34	2	1	37
Other	—	12	2	—	14

	—	627	178	(1)	804

Other income (expense)
Other income (expense), net	2	1	32	—	35
Interest income - intercompany	29	13	—	(42)	—
Interest expense - intercompany	(2)	—	(40)	42	—
Interest expense, net	(6)	(12)	(2)	—	(20)

	23	2	(10)	—	15

Income from continuing operations before taxes, minority interest and equity income of affiliates	23	330	(11)	1	343
Income tax (expense) benefit	(3)	(82)	48	—	(37)
Minority interest in income of subsidiaries	—	(99)	(11)	11	(99)
Equity income (loss) of affiliates	189	—	34	(223)	—

Income from continuing operations	209	149	60	(211)	207
Income from discontinued operations	—	2	—	—	2

Net income (loss)	$209	$151	$60	$(211)	$209

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2007
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$645	$141	$—	$786
Marketable securities and other short-term investments	1	13	116	—	130
Trade receivables	—	272	3	—	275
Accounts receivable	1,793	687	519	(2,857)	142
Inventories	—	316	65	—	381
Stockpiles and ore on leach pads	—	300	53	—	353
Deferred income tax assets	—	90	59	—	149
Other current assets	1	49	29	—	79

Current assets	1,795	2,372	985	(2,857)	2,295
Property, plant and mine development, net	—	4,796	2,256	(16)	7,036
Investments	—	—	1,230	—	1,230
Investments in subsidiaries	6,133	—	4,935	(11,068)	—
Long-term stockpiles and ore on leach pads	—	758	47	—	805
Deferred income tax assets	(6)	522	122	—	638
Other long-term assets	1,788	1,233	85	(2,921)	185
Goodwill	—	—	2,986	—	2,986

Total assets	$9,710	$9,681	$12,646	$(16,862)	$15,175

Liabilities
Current portion of long-term debt	$—	$159	$5	$—	$164
Accounts payable	90	2,182	876	(2,857)	291
Employee related benefits	—	128	33	—	161
Derivative instruments	—	41	—	—	41
Income and mining taxes	(6)	15	325	—	334
Other current liabilities	18	294	164	(1)	475

Current liabilities	102	2,819	1,403	(2,858)	1,466
Long-term debt	597	1,009	120	—	1,726
Reclamation and remediation liabilities	—	392	136	—	528
Deferred income tax liabilities	53	184	307	25	569
Employee-related benefits	1	281	28	—	310
Other long-term liabilities	261	155	2,892	(3,082)	226

Total liabilities	1,014	4,840	4,886	(5,915)	4,825

Minority interest in subsidiaries	—	1,171	376	(384)	1,163

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	680	—	—	—	680
Additional paid-in capital	6,235	2,219	5,142	(6,870)	6,726
Accumulated other comprehensive income (loss)	582	(53)	410	(357)	582
Retained earnings	1,199	1,504	1,771	(3,275)	1,199

Total stockholders’ equity	8,696	3,670	7,384	(10,563)	9,187

Total liabilities and stockholders’ equity	$9,710	$9,681	$12,646	$(16,862)	$15,175

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2006
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$1,040	$126	$—	$1,166
Marketable securities and other short-term investments	1	28	80	—	109
Trade receivables	—	139	3	—	142
Accounts receivable	1,817	587	646	(2,834)	216
Inventories	—	296	86	—	382
Stockpiles and ore on leach pads	—	339	39	—	378
Deferred income tax assets	—	100	56	—	156
Other current assets	—	66	27	—	93

Current assets	1,818	2,595	1,063	(2,834)	2,642
Property, plant and mine development, net	—	4,740	2,123	(16)	6,847
Investments	—	281	1,038	—	1,319
Investments in subsidiaries	6,256	111	4,347	(10,714)	—
Long-term stockpiles and ore on leach pads	—	756	56	—	812
Deferred income tax assets	43	482	274	—	799
Other long-term assets	1,749	1,104	198	(2,873)	178
Goodwill	—	—	3,004	—	3,004

Total assets	$9,866	$10,069	$12,103	$(16,437)	$15,601

Liabilities
Current portion of long-term debt	$—	$154	$5	$—	$159
Accounts payable	47	2,376	750	(2,833)	340
Employee related benefits	—	147	35	—	182
Derivative instruments	—	173	1	—	174
Income and mining taxes	85	(54)	333	—	364
Other current liabilities	9	360	152	(1)	520

Current liabilities	141	3,156	1,276	(2,834)	1,739
Long-term debt	597	1,035	120	—	1,752
Reclamation and remediation liabilities	—	408	120	—	528
Deferred income tax liabilities	53	187	438	25	703
Employee-related benefits	1	283	25	—	309
Other long-term liabilities	258	145	2,752	(3,020)	135

Total liabilities	1,050	5,214	4,731	(5,829)	5,166

Minority interest in subsidiaries	—	1,140	343	(385)	1,098

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	677	—	—	—	677
Additional paid-in capital	6,182	2,219	5,167	(6,865)	6,703
Accumulated other comprehensive income (loss)	673	19	427	(446)	673
Retained earnings	1,284	1,477	1,374	(2,851)	1,284

Total stockholders’ equity	8,606	3,715	7,029	(10,013)	9,337

Total liabilities and stockholders’ equity	$9,866	$10,069	$12,103	$(16,437)	$15,601

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2007
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$68	$70	$(5)	$(65)	$68
Adjustments to reconcile net income to net cash provided by operating activities	(2)	154	36	65	253
Net change in operating assets and liabilities	(40)	(205)	(18)	—	(263)

Net cash from operations	26	19	13	—	58

Investing activities:
Additions to property, plant and mine development	—	(228)	(134)	—	(362)
Investments in marketable debt and equity securities	—	(124)	(29)	—	(153)
Proceeds from sale of marketable debt and equity securities	—	124	—	—	124
Other	—	2	(1)	—	1

Net cash used in investing activities	—	(226)	(164)	—	(390)

Financing activities:
Net borrowings (repayments)	5	(186)	160	—	(21)
Dividends paid to common stockholders	(43)	—	(2)	—	(45)
Dividends paid to minority interests	—	(1)	—	—	(1)
Proceeds from stock issuance and other	9	—	—	—	9
Change in restricted cash and other	3	(1)	6	—	8

Net cash (used in) provided from financing activities	(26)	(188)	164	—	(50)

Effect of exchange rate changes on cash	—	—	2	—	2

Net change in cash and cash equivalents	—	(395)	15	—	(380)
Cash and cash equivalents at beginning of period	—	1,040	126	—	1,166

Cash and cash equivalents at end of period	$—	$645	$141	$—	$786

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2006
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$209	$151	$60	$(211)	$209
Adjustments to reconcile net income to net cash provided by operating activities	(195)	222	(40)	211	198
Net change in operating assets and liabilities	(16)	(182)	24	—	(174)

Net cash (used in) provided from continuing operating activities	(2)	191	44	—	233
Net cash provided from discontinued operations	—	2	—	—	2

Net cash (used in) provided from operations	(2)	193	44	—	235

Investing activities:
Additions to property, plant and mine development	—	(279)	(88)	—	(367)
Investments in marketable debt and equity securities	—	(671)	(1)	—	(672)
Proceeds from sale of marketable debt and equity securities	—	968	2		970
Acquisitions	—	—	(187)	—	(187)
Other	—	2	—	—	2

Net cash provided from (used in) investing activities of continuing operations	—	20	(274)	—	(254)
Net cash used in investing activities of discontinued operations	—	(3)	—	—	(3)

Net cash provided from (used in) investing activities	—	17	(274)	—	(257)

Financing activities:
Net borrowings (repayments)	1	(261)	240	—	(20)
Dividends paid to common stockholders	(42)	—	(3)	—	(45)
Dividends paid to minority interests	—	(45)	—	—	(45)
Proceeds from stock issuance	38	—	—	—	38
Change in restricted cash and other	5	(13)	—	—	(8)

Net cash provided from (used in) financing activities	2	(319)	237	—	(80)

Effect of exchange rate changes on cash	—	2	(3)	—	(1)

Net change in cash and cash equivalents	—	(107)	4	—	(103)
Cash and cash equivalents at beginning of period	1	979	102	—	1,082

Cash and cash equivalents at end of period	$1	$872	$106	$—	$979

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(21)	COMMITMENTS AND CONTINGENCIES

General

The Company follows FAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Operating Segments

The Company’s operating segments are identified in Note 19. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 21 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Operations reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited and the Newmont Australia Limited matters relate to the Australia/New Zealand reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2007 and December 31, 2006, $522 and $520, respectively, were accrued for reclamation costs relating to mineral properties in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations.” See Note 17.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $81 and $85 were accrued for such obligations at March 31, 2007 and December 31, 2006, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 93% greater or 28% lower than the amount accrued at March 31, 2007. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

Details about certain of the more significant matters involved are discussed below.

Dawn Mining Company LLC (“Dawn”) - 51% Newmont Owned

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

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

Idarado Mining Company (“Idarado”) - 80.1% Newmont Owned

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

Newmont Capital Limited - 100% Newmont Owned

In February 1999, the EPA placed the Lava Cap mine site in Nevada County, California on the National Priorities List under CERCLA. The EPA then initiated a RI/FS under CERCLA to determine environmental conditions and remediation options at the site.

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

Newmont USA Limited - 100% Newmont Owned

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

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

PT Newmont Minahasa Raya (“PTNMR”) - 80% Newmont Owned

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the trial proceeded and all evidence, including that of the defense, was presented in court as of September 2006. In November 2006 the prosecution filed its charge, seeking a three-year jail sentence for PTNMR’s President Director plus a nominal fine. In addition, the prosecution has recommended a nominal fine against PTNMR. The defense filed responses in January 2007, and final briefing was completed in March 2007. On April 24, 2007, the court entered its verdict acquitting PTNMR and its President Director of all charges.

On March 9, 2005, the Indonesian Ministry of the Environment filed a civil lawsuit against PTNMR and its President Director in relation to these allegations, seeking in excess of $100 in monetary damages. In October 2005, PTNMR filed an objection to the court’s jurisdiction, contending that the Government previously agreed to resolve any disputes through out-of-court conciliation or arbitration. The Court upheld PTNMR’s objection and dismissed the case in November 2005. The Government filed a notice of appeal of this ruling. On February 16, 2006, PTNMR and the Government of the Republic of Indonesia signed an agreement settling the civil lawsuit. Under the terms of the agreement, the Government and PTNMR will nominate members to an independent scientific panel that will develop and implement a ten-year environmental monitoring and assessment program to make a definitive, scientific conclusion regarding the condition of Buyat Bay. PTNMR is required to fund specific remedial measures if, as a result of its mining operations, pollution has occurred. The agreement also provides for enhanced community development programs in North Sulawesi. PTNMR provided initial funding of $12 to cover the cost of the monitoring and community development programs paid in the first quarter of 2007 and which was included in Other current liabilities at December 31, 2006. Over a ten-year period, PTNMR will contribute an additional $18. The present value of $13 is included in Other long-term liabilities at December 31, 2006. The funds will be managed by an organization governed by interested stakeholders. Accountability for the fund will be ensured through yearly reports that will be made available to the public. The transparency of the scientific panel’s activities will also be assured through annual reports to the public. Pursuant to the agreement, the civil lawsuit against PTNMR has been terminated. The scientific panel held its first meeting in February 2007 and has now commenced its work program.

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

Resurrection Mining Company (“Resurrection”) - 100% Newmont Owned

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

Other Legal Matters

Minera Yanacocha S.R.L. (“Yanacocha”) - 51.35% Newmont Owned

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

Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants have been named in lawsuits filed by approximately 1,100 Peruvian citizens in Denver District Court for the State of Colorado. These actions seek compensatory damages based on claims associated with the elemental mercury spill incident. In February 2005, Yanacocha and the various Newmont defendants answered the complaint in the Denver District Court. The parties in these cases have agreed to submit these matters to binding arbitration.

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

Conga. Yanacocha is involved in a dispute with the Provincial Municipality of Celendin regarding the authority of that governmental body to regulate the development of the Conga project. In the fourth quarter of 2004, the Municipality of Celendin enacted an ordinance declaring the area around Conga to be a mining-free reserve and naturally protected area. Yanacocha has challenged this ordinance on the grounds that, under Peruvian law, local governments lack authority to create such areas and deny the rights granted by Yanacocha’s mining concessions. Based on legal precedent established by Peru's Constitutional Tribunal, it is reasonable to believe that Yanacocha’s mining rights will be upheld.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Yanacocha has carefully evaluated the social issues and dynamics of the communities in and around the area of Conga. Yanacocha has engaged in extensive community and external affairs efforts at this early stage of the Conga project. It is Yanacocha’s current assessment that a significant percentage of the population in the communities immediately surrounding the Conga area support the project. Yanacocha will continue to engage actively with these communities during the process of permitting the project, and will expand its outreach efforts to communities in the surrounding region. It will continually monitor and evaluate conditions in the area and any resulting impact on Yanacocha’s ability to successfully permit and develop the Conga project.

Newmont Mining Corporation

On June 8, 2005, UFCW Local 880 – Retail Food Employers Joint Pension Fund filed a putative class action in the federal district court in Colorado purportedly on behalf of purchasers of Newmont Mining Corporation (“Newmont”) publicly traded securities between July 28, 2004 and April 26, 2005. The action named Newmont, Wayne W. Murdy, Pierre Lassonde and Bruce D. Hansen as defendants. Substantially similar purported class actions were filed in the same court on June 15, 2005 by John S. Chapman and on June 20, 2005 by Zoe Myerson. In November 2005, the court consolidated these cases and, in March 2006, appointed a lead plaintiff. In April 2006, the lead plaintiff filed a consolidated amended complaint naming David Francisco, Russell Ball, Thomas Enos and Robert Gallagher as additional defendants. It alleged, among other things, that Newmont and the individual defendants violated certain antifraud provisions of the federal securities laws by failing to disclose alleged operating deficiencies and sought unspecified monetary damages and other relief. On October 20, 2006, the lead plaintiff, on behalf of a settlement class consisting of all purchasers of Newmont securities from November 1, 2003, through and including March 23, 2006 (except defendants and certain related persons), entered into a Stipulation of Settlement with defendants. If approved by the Court, the Settlement (a) would release all claims asserted, or that could have been asserted, in the action; (b) would provide for a payment by Newmont of $15 to be distributed to class members pursuant to a plan of allocation developed by the lead plaintiff; and (c) would provide that all defendants deny any wrongdoing or liability with respect to the settled matters. The parties have moved for preliminary approval of the settlement, but the court has not ruled on the motion. Gideon Minerals, U.S.A., Inc. ("Gideon") has sought to intervene to bring a claim alleging that Gideon has an interest in the Batu Hijau operation in Indonesia; the court has denied that motion. Gideon subsequently filed a substantially similar motion and moved for default judgment; the court has also denied this motion and has required Gideon to show cause as to why it should not be sanctioned in relation to its filings.

On June 14, 2005, June 30, 2005 and July 1, 2005, purported derivative actions were filed, on behalf of Newmont, by Doris Staehr, Frank J. Donio and Jack G. Blaz, respectively, in the federal district court in Colorado against certain of Newmont’s current and former directors and officers. Each action alleged that certain defendants breached their fiduciary duties by engaging in insider trading and misappropriation of information, and that all defendants breached their fiduciary duties and engaged in conduct that constituted abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with, among other things, failing to disclose alleged operating deficiencies and failing to prevent alleged violations of environmental laws in Indonesia. The plaintiffs seek, on behalf of Newmont, among other remedies, all damages sustained by the Company as a result of the allegedly improper conduct. In November 2005, the court consolidated these cases and in December 2005 the court appointed a lead plaintiff. On April 10, 2006, the lead plaintiff filed a consolidated amended complaint. This action has been administratively closed without prejudice to any party filing a motion to reopen prior to June 19, 2007. The defendants deny the claims made and, should the case be re-opened, intend to vigorously defend against them. The Company cannot reasonably predict the final outcome of these cases. In a related development, on January 13, 2006, a purported Newmont shareholder sent to the Board of Directors a letter demanding the Company take action against the defendants in the purported derivative actions with respect to the matters alleged in the derivative complaints. The Board has taken the demand under consideration. Counsel for plaintiffs in the derivative actions, counsel for the demanding shareholder and the Company have agreed to settle the action and related disputes on the basis of certain revisions to the Company's corporate governance arrangements, and an attorneys' fee to be paid by the Company. This settlement is subject to court approval.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

At a September 19, 2006 meeting of the ZNJV creditor’s committee, which was principally composed of government representatives, the committee voted to liquidate ZNJV. On September 29, 2006, the economic court concluded that ZNJV was insolvent and ordered ZNJV to be liquidated by December 29, 2006. At this hearing, representatives of ZNJV and the Company were denied an opportunity to present the case against liquidation. The remaining assets of ZNJV are anticipated to be liquidated to pay the tax liabilities that have been imposed on ZNJV by the Republic of Uzbekistan, resulting in the effective transfer to the Republic of Uzbekistan of the Company’s interest in ZNJV. The liquidation sale has been postponed three times, and is now scheduled for May 2007. Despite the Company’s demands for compensation for the losses it has suffered, the Republic of Uzbekistan has refused to provide such compensation. On October 31, 2006, the Company filed demands for arbitration against the Republic of Uzbekistan in two separate international venues on the basis that the Republic of Uzbekistan repudiated its obligations to the Company under Decree 151, Uzbek and international law, and various agreements. The Uzbekistan parties to the joint venture agreement are also named as defendants in one of these proceedings. The Company and the defendants have appointed the arbitrators for both proceedings. At September 30, 2006, the Company wrote off the book value of its ownership interest in ZNJV. The ultimate outcome of this matter cannot be determined at this time.

Other Commitments and Contingencies

Tax contingencies are provided for under FIN 48. See Notes 2 and 6.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2007 and December 31, 2006, there were $475 and $445, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

A company owned by an Indonesian national currently owns a 20% equity interest in Batu Hijau, and the Newmont/Sumitomo partnership was required to offer a 3% interest in 2006. An offer to sell a 3% interest was made to the government of Indonesia. While the central government declined to participate, local governments in the area in which the mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. The Newmont/Sumitomo partnership continues discussions with various interested parties to meet its divestiture obligations. Under the terms of the Contract of Work, an additional 7% interest in Batu Hijau was offered for sale in March 2007 to the government of Indonesia.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

(22) SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the three months ended March 31, 2007 was 5.8. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, minority interest and equity income of affiliates, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

(23) SUBSEQUENT EVENT

Revolving Credit Facility

Effective April 24, 2007, the Company renegotiated the terms of its uncollateralized $1,250 revolving credit facility, increasing the facility amount to $2,000 and extending the maturity date to April 2012.

Buyat Bay

On April 24, 2007, an Indonesian court ruled that PTNMR and its President Director Richard Ness were innocent of all criminal charges of pollution and regulatory violations. The court further found that the Company was in compliance with all regulations and permits during its eight years of operations from 1996 to 2004.

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

Selected Financial and Operating Results

	Three Months Ended March 31,
	2007	2006
Revenues	$1,256	$1,132
Income from continuing operations	$68	$207
Net income	$68	$209

Net income per common share, basic
Income from continuing operations	$0.15	$0.47
Net income	$0.15	$0.47

Consolidated gold ounces sold (thousands) (1)	1,605	1,809
Consolidated copper pounds sold (millions)	91	81

Average price received (2)
Gold (per ounce)	$653	$556
Copper (per pound)	$2.74	$2.08

Costs applicable to sales (3)
Gold (per ounce)	$421	$275
Copper (per pound)	$1.40	$0.81

(1)

Includes 14 incremental start-up sales from Phoenix and Leeville in 2006 which are not included in Revenue, Costs applicable to sales and Depreciation, depletion and amortization per ounce calculations.

(2)	Before treatment and refining charges but after hedge losses.
(3)	Excludes depreciation, depletion and amortization.

Consolidated Financial Results

Newmont’s income from continuing operations for the three month period ended March 31, 2007 was $68, or $0.15 per share. Results for the first three months of 2007 compared to 2006 were impacted by fewer gold ounces sold and higher operating costs, partially offset by higher realized gold and copper prices, higher copper pounds sold, the gain realized on the exchange of Agincourt Resources equity securities for Oxiana Ltd. equity securities and the commencement of operations at the Ahafo mine in August 2006.

Sales—gold, net for the first quarter of 2007 increased $48, or 5%, compared to the first quarter of 2006 as higher realized prices more than offset lower ounces sold. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended March 31,
	2007	2006
Consolidated gold sales:
Gross	$1,049	$998
Less: Treatment and refining charges	(6)	(3)

Net	$1,043	$995

Consolidated gold ounces sold (thousands):
Gross	1,605	1,809
Less: Incremental start-up sales	—	(14)

Net	1,605	1,795

Average realized price (per ounce):
Before treatment and refining charges	$653	$556
After treatment and refining charges	$649	$554

The change in consolidated gold sales is due to:

Three Months Ended March 31,
2007 vs. 2006
Reduction in consolidated ounces sold	$(106)
Increase in average realized gold price	157
Increase in treatment and refining charges	(3)

$48

Sales—copper, net for the first quarter of 2007 increased $76, or 55%, compared to the first quarter of 2006 primarily due to higher realized prices and increased sales volumes. Hedge losses recognized during the first quarter of 2007 were lower than the first quarter of 2006 as the final deliveries were made under copper collar contracts. At March 31, 2007, 13 million pounds delivered under the contracts remain subject to final settlement. In the first quarter of 2006, a loss of $23 was included in Other income, net for the ineffective portion of copper hedges. For a complete discussion regarding variations in gold and copper volumes, see Results of Consolidated Operations below.

The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended March 31,
	2007	2006
Consolidated copper sales:
Gross before hedging	$245	$176
Hedging loss	(1)	(95)
Provisional pricing mark-to-market gain	6	87

Gross after hedging	250	168
Less: Treatment and refining charges	(37)	(31)

Net	$213	$137

Consolidated copper pounds sold (millions)	91	81

Average realized price (per pound):
Gross before hedging	$2.68	$2.18
Hedging loss	(0.01)	(1.18)
Provisional pricing mark-to-market gain	0.07	1.08

Gross after hedging	2.74	2.08
Less: Treatment and refining charges	(0.41)	(0.38)

Net	$2.33	$1.70

The change in consolidated copper sales is due to:

Three Months Ended March 31,
2007 vs. 2006
Increase in consolidated pounds sold	$22
Increase in average realized copper price	60
Increase in treatment and refining charges	(6)

$76

The following is a summary of net gold and copper sales:

	Three Months Ended March 31,
	2007	2006
Gold
Nevada, USA	$361	$288
Yanacocha, Peru	297	427
Australia/New Zealand:
Tanami, Australia	74	60
Kalgoorlie, Australia	62	52
Jundee, Australia	40	36
Pajingo, Australia	31	18
Martha, New Zealand	9	21

	216	187

Batu Hijau, Indonesia	56	39
Ahafo, Ghana	81	—
Other Operations:
Golden Giant, Canada	2	19
Kori Kollo, Bolivia	16	24
La Herradura, Mexico	14	12

	32	55

Corporate	—	(1)

	$1,043	$995

Copper
Batu Hijau, Indonesia	$213	$137

Costs applicable to sales increased $182 for gold and $63 for copper for the first quarter of 2007 compared to the first quarter of 2006, as detailed in the table below. The increase in the first quarter of 2007 is primarily due to new operations at Ahafo and Phoenix and Leeville in Nevada, increased input commodity prices, higher labor costs, higher waste removal costs and unfavorable exchange rate movements in the Australian dollar. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales, excluding depreciation, depletion and amortization:

	Three Months Ended March 31,
	2007	2006
Gold
Nevada, USA	$276	$206
Yanacocha, Peru	141	124
Australia/New Zealand:
Tanami, Australia	50	38
Kalgoorlie, Australia	58	44
Jundee, Australia	36	26
Pajingo, Australia	19	14
Martha, New Zealand	9	6

	172	128

Batu Hijau, Indonesia	28	15
Ahafo, Ghana	43	—
Other Operations:
Golden Giant, Canada	1	8
Kori Kollo, Bolivia	8	7
La Herradura, Mexico	7	6

	16	21

	$676	$494

Copper
Batu Hijau, Indonesia	$128	$65

Depreciation, depletion and amortization (“DD&A”) increased for the first quarter of 2007 compared to the first quarter of 2006 as detailed in the table below, and primarily relates to increases from new operations at Ahafo and Phoenix and Leeville in Nevada, sales of inventory in Australia/NewZealand and the expansion of the mining fleet at Batu Hijau in the later half of 2006. Newmont expects 2007 DD&A to be approximately $800 to $865.

The following is a summary of Depreciation, depletion and amortization:

	Three Months Ended March 31,
	2007	2006
Nevada, USA	$55	$36
Yanacocha, Peru	42	43
Australia/New Zealand:
Tanami, Australia	9	7
Kalgoorlie, Australia	8	6
Jundee, Australia	6	5
Pajingo, Australia	9	5
Martha, New Zealand	3	3

Gold	35	26
Other	1	1

	36	27

Batu Hijau, Indonesia:
Gold	6	4
Copper	28	16

	34	20

Ahafo, Ghana	10	—

Other Operations:
Golden Giant, Canada	—	1
Kori Kollo, Bolivia	3	2
La Herradura, Mexico	2	2

	5	5
Other:
Exploration	—	1
Merchant Banking	4	5
Corporate and Other	6	3

	10	9

	$192	$140

Exploration increased $7, or 21% for the first quarter of 2007 compared to the first quarter of 2006. The increase was primarily a result of spending at the Fort a la Corne diamond joint venture in Canada and increased spending in Nevada. Newmont expects 2007 Exploration expense to be approximately $170 to $175.

Advanced projects, research and development and General and administrative expenses remained constant for the first quarter of 2007 compared to the first quarter of 2006. Newmont expects 2007 Advanced projects, research and development expenses to be approximately $85 to $100 and General and administrative expenses to be approximately $155 to $165.

Other expense, net increased by $8 for the first quarter of 2007 compared to the first quarter of 2006. The increase is primarily due to a $5 loss on an unfavorable natural gas supply agreement for the Company’s power plant in Western Australia.

Other income, net for the first quarter of 2007 and 2006 is summarized as follows:

	Three Months Ended March 31,
	2007	2006
Gain on investments, net	$27	$1
Royalty and dividend income	31	29
Interest income	13	19
Income from development projects, net	—	4
Loss on ineffective portion of derivative instruments, net	(2)	(24)
Foreign currency exchange (losses) gains, net	(5)	3
Other	3	3

	$67	$35

Gain on investments, net includes a $27 gain resulting from Oxiana Ltd. shares obtained following the acquisition of Agincourt Resources by Oxiana Ltd., a $6 gain on the sale of other investments offset by a $6 write-down of the Company’s investment in Queenstake Resources Ltd.

Interest income decreased in 2007 due to a reduction in funds available for investment, partially offset by a higher return on funds invested.

Income from development projects in 2006 included revenue net of incremental operating costs incurred prior to commencement of commercial production at the Leeville and Phoenix operations in Nevada during the fourth quarter of 2006.

Loss on ineffective portion of derivative instruments, net included $2 for the ineffective portion of interest rate swap derivative instruments designated as cash flow hedges in 2007. In 2006, the losses included $23 for the ineffective portion of copper collar contracts and $1 for interest rate swap derivative instruments each designated as cash flow hedges.

Interest expense, net increased in 2007 due to $200 debt issued at Yanacocha during 2006 and $3 lower capitalized interest. Capitalized interest decreased as a result of the completion of the Ahafo, Phoenix and Leeville development projects in 2006. Newmont expects 2007 Interest expense, net to be approximately $95 to $105.

Income tax expense during the first quarter of 2007 was $62 compared to $37 during the first quarter of 2006. The effective tax rate for the first quarter of 2007 was 33% compared to 11% for the first quarter of 2006. The 22% increase over the 2006 first quarter rate primarily relates to the following non-recurring discrete items occurring in 2006; (i) the Australian tax functional currency election, (ii) Ghanaian tax rate change, and (iii) the valuation allowance release on foreign tax credits. The effective tax rate in the first quarter of 2007 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) the valuation allowance release relative to the Company’s deferred tax asset for capital losses in Australia, and (iii) the effect of different income tax rates in countries where earnings are indefinitely reinvested. The effective tax rate in 2006 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) additional tax benefits associated with the change in Australian tax law regarding the ability of the company to file consolidated income tax returns, and (iii) the valuation allowance release relative to the Company’s deferred tax assets for post-retirement benefit obligations, the latter two being discrete non-recurring items. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 26, 2007. Newmont expects the 2007 full year tax rate to be approximately 29% to 34% assuming an average gold price of $650 per ounce.

In December 2006, the Company entered into an in-principle heads of agreement with the Australian Taxation Office (“ATO”). The heads of agreement specifies the terms of a proposed settlement of the outstanding audit issues relating to Normandy for the tax years 1994-1999. These issues relate to years before the Company acquired Normandy. At the date of the business combination, Normandy had recorded no income tax liability with respect to the tax positions taken in reporting certain transactions, therefore the Company’s initial best estimate of the income tax contingency relating to these issues was recorded as a tax liability at the date of acquisition, February 15, 2002, by increasing the purchase price of Normandy. At December 31, 2006, the long-term income tax liability balance relating to this proposed settlement was reclassified to current income taxes payable and remains outstanding at March 31, 2007.

The Income from discontinued operations in 2006 resulted from the Holloway and Zarafshan gold operations being discontinued from sale and expropriation, respectively. The Company reclassified the income statement results from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income for all periods presented (see Note 7 to the Condensed Consolidated Financial Statements).

Results of Consolidated Operations

	Gold Ounces or Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
Nevada	560	535	$493	$395	$98	$68
Yanacocha(3) (51.35% owned)	455	770	310	161	93	56
Australia/New Zealand	332	333	519	384	107	79
Batu Hijau(3) (52.875% economic interest)	84	73	330	208	74	51
Ahafo	125	—	341	—	78	—
Other(3)	49	98	331	209	101	48

Total/Weighted-Average	1,605	1,809	$421	$275	$95	$63

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Batu Hijau(3) (52.875% economic interest)	91	81	$1.40	$0.81	$0.31	$0.19

(1)

Includes 14 ounces in 2006 from Phoenix and Leeville start-up activities which are not included in Revenue, Costs applicable to sales and Depreciation, depletion and amortization per ounce calculations.

(2)	Excludes depreciation, depletion and amortization.
(3)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.

Consolidated gold ounces sold decreased 11% in the first quarter of 2007 from 2006, primarily due to lower production at Yanacocha, partially offset by the commencement of operations at Ahafo in the third quarter of 2006 and Phoenix and Leeville in Nevada during the fourth quarter of 2006.

Consolidated copper pounds sold increased 12% in the first quarter of 2007 from 2006, primarily due to increased mill throughput, partially offset by lower recovery at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 53% in the first quarter of 2007 from 2006, primarily due to the decrease in production, higher waste removal costs at Nevada, Yanacocha, Batu Hijau and Kalgoorlie (Australia/New Zealand) and high operating costs at Phoenix in Nevada. Also, the strengthening of the Australian dollar increased Consolidated Costs applicable to sales by $6 per ounce in the first quarter of 2007 compared to 2006. Costs applicable to sales per consolidated copper pound increased 73% in the first quarter of 2007 from 2006, primarily due to the increase in waste removal costs at Batu Hijau.

The Company expects consolidated gold sales of approximately 6.1 to 6.6 million ounces in 2007, primarily as a result of lower production from Yanacocha and Australia, as well as the completion of mining at Lone Tree in Nevada and lower remnant production from Golden Giant (Other operations). Costs applicable to sales per ounce for the full year in 2007 are expected to be approximately 25% higher than 2006, primarily from lower production at Yanacocha and Australia, as well as higher labor, consumables and energy prices in all operating regions. Additionally, continued operating difficulties at Phoenix, unfavorable exchange rate movements in Australia and potential power interruptions in Ghana could negatively impact the Company’s Costs applicable to sales in 2007.

The Company expects consolidated copper sales of approximately 400 to 435 million pounds of copper in 2007 at Costs applicable to sales of approximately $1.10 to $1.20 per pound.

Nevada Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(in thousands)		($ per ounce)		($ per ounce)
Three months ended March 31,	560	535	$493	$395	$98	$68

(1)	Includes 14 incremental start-up ounces in 2006.
(2)	Excludes depreciation, depletion and amortization.

Gold ounces sold in Nevada increased 5% in the first quarter of 2007 from 2006. Gold sales increased with the commencement of commercial production at Phoenix and Leeville in October of 2006. Open pit and underground ore mined increased to 11.1 million tons in the first quarter of 2007, up from 9.1 million tons in the first quarter of 2006. Mining at Phoenix and Leeville contributed to the increase in ore mined. Ore milled increased to 6.2 million tons from 3.6 million tons in the first quarter of 2006, although milled ore grade decreased 28% with the processing of lower grade ore from Phoenix. Ore placed on leach pads decreased by 49% due to the completion of mining at Lone Tree in 2006 and fewer leach ore tons were processed at Carlin in the first quarter of 2007, as the ore mined contained a higher proportion of mill ore. Stockpile processing at the Lone Tree mill continued in the first quarter of 2007 and is expected to continue throughout the remainder of 2007. Incorporating the first quarter results summarized above, the Company continues to expect gold sales in Nevada of approximately 2.35 to 2.55 million ounces for 2007.

Phoenix optimization remains the primary risk influencing Nevada’s gold sales and Costs applicable to sales outlook for the year. During the quarter, Phoenix experienced lower than expected ore grade, tailings line restrictions, harder than anticipated ore and lower mill availability. The Company continues to evaluate solutions to address metallurgical and startup challenges related to oxide and transitional ores at Phoenix. Higher grades, throughput and recovery opportunities exist throughout the rest of the Nevada complex, particularly as Leeville continues to ramp up and as Twin Creeks begins mining ore from recently accessed laybacks.

Nevada’s Costs applicable to sales per ounce increased 25% from $395 in the first quarter of 2006 to $493 per ounce in the first quarter of 2007. Higher cost production from Phoenix contributed to the increase in operating costs. Waste removal costs also increased due to accelerated mining at Pete, Gold Quarry and Twin Creeks. Costs for underground contracted services also increased at Leeville and Carlin East. Labor and input commodity cost escalation continued to impact operating costs. Depreciation, depletion and amortization per ounce increased 44% from the first quarter of 2006 as a result of increased investment in new equipment and facilities in 2006.

The Company continues to expect Costs applicable to sales of approximately $375 to $400 per ounce for 2007, provided that the current oxide and transitional ore issues at Phoenix are resolved. Unit costs during the first quarter of 2007 were above the expected range as a result of the higher cost production and lower by-product credits at Phoenix, as well as continued deployment of higher cost contracted underground and maintenance services. Contractor expenses are expected to decrease as Newmont employees are deployed for the remainder of the year. Ongoing challenges at Phoenix could result in Costs applicable to sales per ounce above the expected range for the year. During the second quarter of 2007, Costs applicable to sales per ounce will be temporarily impacted by the regularly planned annual maintenance at Mill 6. Potentially higher grades, improving throughput and increased recoveries at Leeville and Twin Creeks provide cost enhancement opportunities for the remainder of 2007.

Construction of the 200-megawatt coal-fired power plant was approximately 55% complete at March 31, 2007 and remains on schedule for completion in 2008. Anticipated capital costs for the power plant are expected to be between $620 and $640.

Yanacocha Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(in thousands)		($ per ounce)		($ per ounce)
Three months ended March 31,	455	770	$310	$161	$93	$56

(1)	Consolidated gold ounces sold includes minority interests’ share (51.35% Newmont owned).
(2)	Excludes depreciation, depletion and amortization.

As expected, consolidated gold sales at Yanacocha decreased 41% in the first quarter of 2007 from the first quarter of 2006. Ore mined and placed on the leach pads decreased to 16.5 million tons in the first quarter of 2007 from 31.1 million tons in the first quarter of 2006. During the same periods, the amount of waste material mined increased to 29.7 million tons from 19.3 million tons as expected in the mine plan. Leached ore grade also decreased by 63% from 0.035 to 0.013 ounces per ton in the first quarter of 2007.

The Company continues to expect consolidated gold sales of approximately 1.5 to 1.6 million ounces for 2007. Higher than anticipated gold sales during the first quarter of 2007 resulted from sales of inventory on hand at year-end. Yanacocha’s gold sales for the remainder of the year could be adversely impacted by potentially higher waste removal rates and lower ore grades, while opportunities exist for inventory reductions and increased recoveries during the remainder of the year at La Quinua and Carachugo deposits.

Costs applicable to sales per ounce increased in the first quarter of 2007 to $310 per ounce from $161 per ounce in the first quarter of 2006, primarily due to higher waste removal, lower production and rising labor costs. Consumption of fuel, cyanide, chemicals and reagents decreased from the first quarter of 2006 as the volume of tons mined and placed on leach pads declined. The Company continues to expect Costs applicable to sales of approximately $340 to $360 per ounce for the full year. Increased recoveries could result in Costs applicable to sales per ounce towards the lower end of the expected range for the full year.

Construction of the gold mill at Yanacocha was approximately 56% complete at March 31, 2007. Progress on the gold mill continues as expected, with costs expected to be between $250 and $270 with completion anticipated by mid-2008.

The collective bargaining agreement at Yanacocha expired in February 2007. Most employees covered by this contract continue to work while a new agreement is currently being negotiated.

Australia/New Zealand Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Tanami	113	108	$440	$346	$82	$63
Kalgoorlie (50% owned)	95	94	614	465	88	70
Jundee	62	62	584	425	96	79
Pajingo	48	32	390	439	178	149
Waihi (Martha)	14	37	663	176	242	86

Total/Weighted-Average	332	333	$519	$384	$107	$79

(1)	Excludes depreciation, depletion and amortization.

Australia/New Zealand gold sales were essentially unchanged in the first quarter 2007 compared to 2006, primarily due to inventory sales and increased production at Pajingo offset by lower production at Martha, Tanami, Kalgoorlie and Jundee. Costs applicable to sales per ounce for the first quarter increased in 2007 from 2006 by 35%, primarily due to the decrease in production, increased royalties due to the higher gold price and increased input costs, particularly diesel, electricity and labor. Also, the strengthening of the Australian dollar increased Costs applicable to sales by $26 per ounce in the first quarter of 2007 compared to 2006.

Tanami, Australia. Gold ounces sold increased 5% in the first quarter of 2007 from 2006, primarily due to a reduction in inventories and 4% higher mill ore grade partially offset by an 11% decrease in mill throughput due to unplanned mill maintenance, as well as limited underground ore availability resulting from haul road flooding during the first quarter. Costs applicable to sales per ounce increased 27%, primarily due to higher ore hauling charges associated with longer hauling distances, as well increased royalties due to the higher gold price.

Kalgoorlie, Australia. Gold ounces sold remained constant in the first quarter of 2007 compared to 2006, as increased inventory sales offset lower production due to a 12% decrease in mill ore grade caused by lower than anticipated mining rates resulting from poor weather conditions and limited shovel availability. Costs applicable to sales per ounce increased 32%, primarily due to lower gold production and increased mining and milling costs.

Jundee, Australia. Gold ounces sold remained constant in the first quarter of 2007 compared to 2006, as increased inventory sales and a 7% increase in mill ore grade were offset by a 20% decrease in mill throughput and 4% lower mill recovery. Mill throughput decreased due to ball mill maintenance during the first quarter. Costs applicable to sales per ounce increased 37%, primarily attributable to increased maintenance and electricity costs, as well as higher drilling and technical service charges.

Pajingo, Australia. Gold ounces sold increased 50% in the first quarter of 2007 from 2006, due to a 19% increase in tons milled and a 16% increase in mill ore grade as mining and ground conditions continue to improve. Costs applicable to sales per ounce decreased 11%, primarily due to increased production.

Waihi (Martha), New Zealand. Gold ounces sold decreased 62% in the first quarter of 2007 from 2006, resulting from a planned mill suspension related to underground mine development at Favona and waste removal at the Martha open pit. Costs applicable to sales per ounce were higher due to the decrease in gold production and the planned transition to underground operations.

Incorporating first quarter results, the Company continues to expect gold sales in Australia/New Zealand of approximately 1.275 and 1.325 million ounces for 2007 at Costs applicable to sales of approximately $445 to $470 per ounce, excluding adverse changes in the Australian dollar exchange rate beyond a full year average rate of A$1.00:$0.77. Unfavorable changes in the Australian dollar exchange rate could result in operating costs for the region outside of the expected range for the full year, as a significant portion of costs are Australian dollar denominated. Costs applicable to sales in Australia/New Zealand are expected to change by approximately $5 to $6 per ounce for every $0.01 move in the Australian dollar exchange rate.

Development of the Boddington project remains on schedule and is approximately 33% complete, with start-up expected in late 2008 or early 2009. Newmont’s share of the expected capital cost remains between $900 and $1,100.

Batu Hijau Operation

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Three months ended March 31,	84	73	$330	$208	$74	$51
	Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	(pounds in millions)		($ per pound)		($ per pound)
Copper
Three months ended March 31,	91	81	$1.40	$0.81	$0.31	$0.19

(1)	Consolidated gold ounces or copper pounds sold includes minority interests’ share (Newmont has a 52.875% economic interest).
(2)	Excludes depreciation, depletion and amortization.

Consolidated copper and gold sales increased 12% and 15% in the first quarter of 2007 from 2006, respectively, primarily as a result of 11% higher mill throughput with an increase in stockpile material feed. Total tons mined increased by 6% compared to the first quarter of 2006 due to the addition of 26 haul trucks and a loading shovel. Waste material mined increased to 62.2 million tons from 29.0 million tons in the first quarter of 2006 due to a change in the short term mine plan that increased the amount of waste tons mined and decreased ore tons mined during the first quarter.

Incorporating first quarter results, the Company continues to expect consolidated gold and copper sales of approximately 435,000 to 475,000 ounces of gold and approximately 395 to 435 million pounds of copper in 2007. Higher grade and throughput opportunities exist for the remainder of 2007.

Costs applicable to sales increased 73% per pound of copper and 59% per ounce of gold in the first quarter of 2007 from 2006, as waste removal costs increased due to a change in the short term mine plan. Additionally, operating costs were impacted by higher mill throughput and stockpile re-handling costs. Increasing labor and input commodity prices continue to impact operating costs, as well as increased selling expenses and royalties due to higher average prices for both gold and copper.

The average realized copper price increased 32% to $2.74 per pound from $2.08 per pound in the prior year quarter, as the last remaining copper hedge contracts were delivered in February 2007.

The Company continues to expect Costs applicable to sales of approximately $225 to $240 per ounce of gold and $1.10 to $1.20 per pound of copper for the full year. Fewer waste tons are expected to be mined during the remainder of 2007, resulting in lower mining costs expensed for the full year compared to the first quarter of 2007. Additionally, a higher proportion of total operating costs could be allocated to Costs applicable to sales of gold if gold prices and gold sales volumes continue to increase at a higher rate than copper prices and sales volumes.

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

A company owned by an Indonesian national currently owns a 20% interest in Batu Hijau, and therefore the Newmont/Sumitomo partnership was required to offer a 3% interest for sale in 2006. An offer to sell a 3% interest was made to the government of Indonesia. While the central government declined to participate, local governments in the area in which the mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. The Newmont/Sumitomo partnership continues discussions with various interested parties to meet its divestiture obligations. Under the terms of the Contract of Work, an additional 7% interest in Batu Hijau was offered for sale in March 2007 to the government of Indonesia.

Ahafo Operation

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(in thousands)		($ per ounce)		($ per ounce)
Three months ended March 31,	125	—	$341	$—	$78	$—

(1)	Excludes depreciation, depletion and amortization.

Ahafo sold 125,000 ounces in the first quarter of 2007. Mill throughput and gold production were in line with expectations. Ore mill grade of 0.063 ounces per ton was higher than expected during the first quarter of 2007. Costs applicable to sales were $341 per ounce for the first quarter of 2007, primarily due to lower than anticipated power generation charges. Power costs are expected to be higher for the remainder of 2007. Additionally, higher than expected production helped to reduce Costs applicable to sales per ounce.

Incorporating first quarter results, the Company continues to expect gold sales of approximately 410,000 to 450,000 ounces in 2007. Higher milled ore grades during the first quarter may provide positive grade reconciliation opportunities for the remainder of 2007. The Company continues to expect Costs applicable to sales of approximately $460 to $500 per ounce for the year. Lower than anticipated power charges and higher than expected mill grades could reduce costs applicable to sales to the lower end of the expected range if sustained throughout the remainder of the year. Ahafo continues to address power availability issues in Ghana. Generators are currently being commissioned at Ahafo, allowing the plant to operate while meeting the government's power shedding requirements.

An additional 80 mega-watt power plant is under construction in Ghana with completion anticipated during the third quarter. Newmont will have a 25% share in the power supplied from this plant. The majority of the equipment for this plant cleared customs in March, with the remaining critical equipment expected to be delivered by the end of May. As a result of the mining industry's initiative to install a power plant, the Ghanaian government has agreed to distribute power proportionately between participating mines and the public. The Company currently anticipates generating roughly one-third of Ahafo's power needs from this plant, with the remainder coming from the Ghanaian power grid.

Other Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Kori Kollo(2) (88% owned)	24	44	$347	$169	$106	$49
La Herradura (44% owned)	22	20	324	274	110	98
Golden Giant	3	34	260	223	—	17

Total/Weighted-Average	49	98	$331	$209	$101	$48

(1)	Excludes depreciation, depletion and amortization.
(2)	Consolidated gold ounces sold includes minority interests’ share.

Kori Kollo, Bolivia. Consolidated gold ounces sold decreased 45% in the first quarter of 2007 from 2006, resulting from 42% fewer tons placed on the leach pads. Waste tons mined increased 51% due to a change in the pit design. Costs applicable to sales per ounce more than doubled in the first quarter of 2007 from 2006 primarily as a result of lower production and higher waste removal costs.

La Herradura, Mexico. Gold ounces sold increased 10% in the first quarter of 2007 from 2006, primarily as a result of 41% more tons placed on the leach pad offset by timing of flows from the pad. Costs applicable to sales per ounce increased 18%, primarily due to increases in tons mined and leaching costs.

Golden Giant, Canada. Mining operations at Golden Giant were completed in December 2005. Remnant production from in-circuit inventory recovery and mill clean-up activities was 3,000 ounces in the first quarter of 2007, down from 34,000 ounces in the first quarter of 2006.

Consolidated gold sales for Other Operations in 2007 are expected to be approximately 160,000 to 200,000 ounces at Costs applicable to sales of approximately $305 to $325 per ounce.

Merchant Banking

During the first quarter of 2007, Merchant Banking invested a further $27 in Gabriel Resources, obtained Oxiana Ltd. shares following the acquisition of Agincourt Resources by Oxiana Ltd. and recognized a $27 gain, realized a gain of $6 on the sale of other investments and recognized a $6 impairment of its investment in Queenstake Resources Ltd. for an other-than-temporary decline in value of marketable equity securities and warrants.

Merchant Banking’s royalty interests and equity investments generated $31 and $29 of Royalty and dividend income for the first quarter of 2007 and 2006, respectively.

Foreign Currency Exchange Rates

The Company’s foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 27% and 32%, of Newmont’s Costs applicable to sales were paid in local currencies during the first quarter of 2007 and 2006, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $6 during the first quarter as compared to the first quarter of 2006.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations decreased 75% for the first quarter of 2007 compared to 2006. Cash flow from operations during 2007 was negatively impacted by fewer gold ounces sold and higher operating costs, partially offset by higher realized gold and copper prices and higher copper pounds sold, as discussed above in Consolidated Financial Results. A $263 decrease in net operating assets and liabilities (Note 18) also impacted cash flow from operations during the first quarter of 2007.

Investing Activities

Net cash used in investing activities was $390 during the first quarter of 2007 compared to $257 during the same period of 2006.

Additions to property, plant and mine development were as follows:

	Three Months Ended March 31,
	2007	2006
Nevada, USA	$158	$154
Yanacocha, Peru	56	56
Australia/New Zealand:
Tanami, Australia	6	4
Kalgoorlie, Australia	2	3
Jundee, Australia	9	5
Pajingo, Australia	2	3
Martha, New Zealand	8	3
Boddington, Australia	70	4
Other, Australia	1	1

	98	23

Batu Hijau, Indonesia	7	63
Africa:
Ahafo, Ghana	31	54
Akyem, Ghana	6	11

	37	65

Other Operations:
Kori Kollo, Bolivia	––	––
La Herradura, Mexico	3	2

	3	2

Merchant Banking	––	1
Corporate and Other	3	3

	$362	$367

Capital expenditures in Nevada during the first quarter of 2007 were primarily due to the construction of the power plant, mine equipment replacement and sustaining mine development. Yanacocha capital expenditures were primarily on construction of the gold mill and leach pad expansions. Capital expenditures in Australia/New Zealand largely resulted from the continued construction of the Boddington project. Remaining capital expenditures at Boddington are expected to change by roughly $8 for every $0.01 move in the Australian dollar exchange rate from $0.77. Batu Hijau’s capital expenditures were predominately used for sustaining mine development. Capital expenditures at Ahafo were mainly as a result of continued risk mitigation for power shortages and sustaining development. Newmont expects to spend $1,800 to $2,000 on capital expenditures in 2007.

Capital expenditures in Nevada during the first quarter of 2006 related to activities for the development of the Leeville, Phoenix, and Power Plant projects, and mine equipment replacement. Yanacocha capital expenditures were for continuing leach pad construction, mine development and mine equipment. Australia/New Zealand capital expenditures resulted from mine development and underground fleet replacement. Expenditures at Batu Hijau primarily included the purchase of additional surface mining equipment. Capital expenditures at Ahafo resulted from construction and development.

Investments in marketable debt and equity securities, net. The Company had net proceeds of $nil and $297 from auction rate marketable debt securities during the first quarter of 2007 and 2006, respectively. The Company accounts for these investments as short-term available-for-sale marketable debt securities.

During the first quarter of 2007, the Company purchased additional marketable equity securities of Gabriel Resources for $27 and other marketable equity securities for $2.

Acquisitions. In March 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington unincorporated joint venture, bringing its interest in the project to 66.67%, for cash consideration of $164. In January 2006, Newmont acquired the remaining 15% interest in the Akyem project for cash consideration of $23, bringing its interest in the project to 100%.

Financing Activities

Net cash used in financing activities was $50 and $80 during the first quarter of 2007 and 2006, respectively.

During the first quarter of 2007, the Company made scheduled debt repayments of $21 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease.

Scheduled minimum debt repayments are $138 for the remainder of 2007, $243 in 2008, $125 in 2009, $133 in 2010, $322 in 2011 and $929 thereafter. Newmont expects to be able to fund maturities of its debt from Net cash provided by operating activities, short-term investments, existing cash balances or available credit facilities. Effective April 24, 2007, the Company renegotiated the terms of its uncollateralized $1,250 revolving credit facility, increasing the facility amount to $2,000 and extending the maturity date to April 2012.

Approximately $480 of the total scheduled minimum long-term debt repayments at March 31, 2007 relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. Approximately $87 of this facility is classified as a current liability. Additionally, PT Newmont Nusa Tenggara shareholder loans of $36 at March 31, 2007 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Newmont. This amount is also classified as a current liability.

At March 31, 2007, the Company was in compliance with all required debt covenants and other restrictions related to its debt agreements.

The Company declared a regular quarterly dividend totaling $0.10 per common share through March 31, 2007 paid on March 29, 2007. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling CDN$0.1185 per share. The amount paid to common stockholders in the first quarter of 2007 and 2006 were $45 each. The Company also used $1 and $45 to pay dividends to minority interests for the first quarter of 2007 and 2006, respectively.

During the first quarter of 2007 and 2006, respectively, the Company issued 311,123 and 994,994 common shares for proceeds of $9 and $38, related to the exercise of employee stock options.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases (as disclosed in Note 26 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007) and $475 of outstanding letters of credit, surety bonds and bank guarantees. Newmont also provides a contingent support line of credit to PT Newmont Nusa Tanggara of which Newmont’s pro-rata share is $37. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (in thousands of tons): 776 for the remainder of 2007; 786 in 2008; 695 in 2009; 681 in 2010 and 2011; and 1,977 thereafter.

The Company has forward sales contracts to deliver gold at the lower of the spot price on the delivery date or the capped price ranging from $381 to $392 per ounce as follows (ounces in thousands): 1,000 in 2008; 600 in 2009; and 250 in 2011. For information regarding these agreements, see Item 3, Provisional Copper and Gold Sales and Price-capped Sales Contracts, below.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2007 and December 31, 2006, $522 and $520, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $81 and $85 were accrued for such obligations at March 31, 2007 and December 31, 2006, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 93% greater or 28% lower than the amount accrued at March 31, 2007. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 17 and 21 to the Condensed Consolidated Financial Statements.

During the first quarter of 2007 and 2006, capital expenditures were approximately $9 and $22, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

Newmont spent $3 and $2, respectively, during the first quarter of 2007 and 2006 for environmental obligations related to the former mining sites discussed in Note 21 to the Condensed Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2006, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Newmont had the following derivative contracts outstanding at March 31, 2007:

	Expected Maturity Date			Fair Value
	2007	2008	Total/ Average	At March 31, 2007		At December 31, 2006
Copper Collar Contracts(1) ($ denominated):
Pounds (millions)	13	––	13	$(21	)(2)	$(149	)(3)
Average cap price	$1.43	$––	$1.43
Average floor price	$1.10	$––	$1.10
S/IDR Forward Purchase Contracts(1):
$ (millions)	$43	$3	$46	$2		$4
Average rate (IDR/$)	9,606	9,365	9,590

(1)	56.25% guaranteed by Newmont, 43.75% guaranteed by an affiliate of Sumitomo Corporation, delivered in the first quarter of 2007, awaiting final settlement.
(2)	The fair value does not include amounts payable ($20) on derivative contracts that were closed out in March 2007 with the net settlement due in April 2007.
(3)	The fair value does not include amounts payable ($24) on derivative contracts that were closed out in December 2006 with the net settlement due and paid in January 2007.

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

At March 31, 2007 and 2006, Batu Hijau had the following gross revenues before treatment and refining charges subject to final price adjustments:

	At March 31,
	2007	2006
Gross revenue subject to final price adjustments
Copper	$386	$377
Gold	$33	$15

The average final price adjustments realized were as follows:
	Three Months Ended March 31,
	2007	2006
Average final price adjustments
Copper	(19)%	26%
Gold	2%	9%

Price-Capped Forward Sales Contracts

In 2001, Newmont entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price, ranging from $381 to $392 per ounce. The initial fair value of the forward sales contracts was recorded as deferred revenue. At March 31, 2006, $47 remained in deferred revenue and will be included in revenues as delivery occurs. The forward sales contracts are accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.” The fair value of these contracts are not included on the Condensed Consolidated Balance Sheets.

Newmont had the following price-capped forward sales contracts outstanding at March 31, 2007:

	Expected Maturity Date or Transaction Date				Fair Value
	2008	2009	2011	Total/ Average	At March 31, 2007	At December 31, 2006
Ounces (thousands)	1,000	600	250	1,850	$(589)	$(534)
Average price	$384	$381	$392	$384

Interest Rate Swap Contracts

At March 31, 2007, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $275 8 5/8% debentures expiring in 2011. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three months ended March 31, 2007 and 2006, these transactions had an insignificant impact on interest expense. The fair value of the interest rate swaps was $(1) and $1 at March 31, 2007 and December 31, 2006, respectively.

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

Information regarding legal proceedings is contained in Note 21 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2007 through January 31, 2007	295	(1)	$44.79	—	N/A
February 1, 2007 through February 28, 2007	20,797	(2)	$45.94	—	N/A
March 1, 2007 through March 31, 2007	173	(3)	$44.89	—	N/A

(1)	Represents shares forfeited by an employee of previously granted restricted shares of common stock upon termination of employment.
(2)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipients’ tax withholding obligations.
(3)	Represents shares owned by an employee and delivered to the Company pursuant to his exercise of stock options using the “stock swap” method of exercise.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were voted upon at the annual meeting of stockholders held on April 24, 2007:

a)	Election of directors,

b)	Ratify the Audit Committee’s appointment of PricewaterhouseCoopers LLP as Newmont’s independent auditors for 2007,

c)	Consider and act upon a Stockholder Proposal regarding a report on Newmont’s Indonesian operations,

d)	Consider and act upon a Stockholder Proposal regarding a report on Newmont’s community policies and practices, and

e)	Consider and act upon a Stockholder Proposal regarding Independent Board Chairman.

All matters voted on at the annual meeting were approved, except Proposal #5. The voting were as follows:

Proposal #1 - Election of Directors.

Name	Votes For	Votes Withheld
Glen A. Barton	270,202,720	82,346,031
Vincent. A. Calarco	323,497,085	29,051,666
Noreen Doyle	323,467,169	29,081,582
Veronica M. Hagen	323,461,338	29,087,413
Michael S. Hamson	323,029,763	29,518,988
Pierre Lassonde	323,092,090	29,456,661
Robert J. Miller	322,502,870	30,045,881
Wayne W. Murdy	322,328,609	30,220,142
Robin A. Plumbridge	322,940,481	29,608,270
John B. Prescott	270,337,077	82,211,674
Donald C. Roth	270,339,419	82,209,332
James V. Taranik	315,673,760	36,874,991

Proposal #2 - Ratification of Auditors.

Votes For	347,515,604
Votes Against	2,266,014
Abstentions	2,767,133

Proposal #3 - Stockholder Proposal regarding report on Newmont’s Indonesian Operations.

Votes For	15,548,618
Votes Against	220,406,143
Abstentions	40,057,181
Broker Non-Votes	76,536,809

Proposal #4 - Stockholder Proposal regarding report on Newmont’s Community Policies and Practices.

Votes For	252,893,088
Votes Against	12,355,472
Abstentions	10,841,117
Broker Non-Votes	76,459,074

Proposal #5 - Stockholder Proposal regarding Independent Board Chairman.

Votes For	141,526,762
Votes Against	131,291,204
Abstentions	3,189,667
Broker Non-Votes	76,541,118

There were no broker non-votes included in the results of the election of directors or the ratification of auditors.

ITEM 5.	OTHER INFORMATION.

Item 1.01	Entry into a Material Definitive Agreement.

On April 24, 2007, Newmont Mining Corporation and Newmont USA Limited amended and restated its existing credit agreement (the “Amended and Restated Credit Agreement”), dated as of July 30, 2004, as amended and restated as of July 28, 2005, among Newmont Mining Corporation and Newmont USA Limited, as borrowers, the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia and The Royal Bank of Scotland, plc, as co-syndication agents, and Citicorp USA, Inc. HSBC Bank USA, UBS Loan Finance LLC and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents.

The amendment to the Amended and Restated Credit Agreement (1) allows Newmont Mining Corporation and Newmont USA Limited to obtain additional commitments and incur loans and (2) extends the maturity date of the revolving credit facility from July 2010 to April 2012 and (3) increases the amount that Newmont Mining Corporation and Newmont USA Limited can borrow on a revolving basis from $1.25 billion to $2 billion.

The foregoing summary of the Amended and Restated Credit Agreement is qualified in its entirety by reference to the complete text of the Amended and Restated Credit Agreement, which is filed herewith as Exhibit 10.1 and incorporated by reference herein.

Item 5.02.	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On April 24, 2007, the Board of Directors (the “Board”) of Newmont Mining Corporation (the “Company”) elected Richard T. O'Brien as the Company’s President, effective as of April 24, 2007, which is subject to no fixed term. In addition to serving as President of the Company, Mr. O'Brien will continue to serve as Chief Financial Officer.

Mr. O'Brien, 53, has served as Executive Vice President and Chief Financial Officer since September 2006. He previously served as Senior Vice President and Chief Financial Officer from September 2005 to September 2006. Mr. O'Brien was Executive Vice President and Chief Financial Officer of AGL Resources from April 2001 to September 2005. Mr. O'Brien is also a Director of Inergy Holdings GP, LLC.

In connection with Mr. O'Brien's election as President, the Company will, on April 30, 2007, award to him shares of restricted stock at a fair market value of $1,400,000, two-thirds of which vest in two years and the remaining one-third of which vests in three years. The terms of the restricted stock are governed by the Newmont Mining Corporation 2005 Stock Incentive Plan and are subject to the terms set forth in the form of award agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated by reference herein.

There is no arrangement or understanding between Mr. O'Brien and any other persons pursuant to which he was elected as the President.

On April 25, 2007, Thomas L. Enos, Executive Vice President, Operations, informed the Company of his intention to retire as of August 1, 2007. Mr. Enos is the Company's principal operating officer.

Item 5.03.	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On April 24, 2007, the Board of Directors of the Company approved an amendment to Article IV, Section 1 of the Corporation’s By-Laws (the “By-Laws”), deleting the provision that the President shall be a Director.

The foregoing description of the amendment to the By-Laws is qualified in its entirety by reference to the complete text of the By-Laws, as amended and restated effective as of April 24, 2007. A copy of the By-Laws, as amended and restated, is filed herewith as Exhibit 3.1 and incorporated by reference herein.

ITEM 6.	EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: April 27, 2007	/s/ RICHARD T. O’BRIEN
Richard T. O’Brien
President and Chief Financial Officer (Principal Financial Officer)

Date: April 27, 2007	/s/ RUSSELL BALL
Russell Ball
Vice President and Chief Accounting Officer (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
3.1	By-Laws, as amended April 24, 2007 of the Registrant, filed herewith.

10.1

Credit Agreement dated as of July 30, 2004, as amended and restated as of July 28, 2005, and as further amended and restated as of April 24, 2007, among Newmont Mining Corporation, Newmont USA Limited, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed herewith.

10.2	Form of Award Agreement for Grant of Restricted Stock to certain Executive Officers, filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

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

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.(1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.(1)

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.