Form 10-Q
period 2007-06-30
NEWMONT MINING CORP /DE/
filed 2007-08-02
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

There were 426,909,947 shares of common stock outstanding on July 27, 2007 (and 24,628,906 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Sales - gold, net	$962	$1,091	$2,005	$2,086
Sales - copper, net	340	202	553	339

	1,302	1,293	2,558	2,425

Costs and expenses
Costs applicable to sales (exclusive of loss on settlement of price-capped forward sales contracts and depreciation, depletion and amortization, shown separately below)
Gold	628	544	1,304	1,038
Copper	134	84	262	149
Loss on settlement of price-capped forward sales contracts (Note 3)	531	—	531	—
Depreciation, depletion and amortization	193	146	381	281
Exploration	45	46	85	79
Advanced projects, research and development	13	24	29	39
General and administrative	36	37	73	74
Other expense, net (Note 4)	53	13	74	27

	1,633	894	2,739	1,687

Other income (expense)
Other income, net (Note 5)	25	1	35	7
Interest expense, net	(25)	(23)	(49)	(43)

	—	(22)	(14)	(36)

(Loss) income from continuing operations before income tax, minority interest and equity income of affiliates	(331)	377	(195)	702
Income tax benefit (expense) (Note 8)	23	(121)	(21)	(153)
Minority interest in income of consolidated subsidiaries (Note 9)	(98)	(128)	(154)	(227)

(Loss) income from continuing operations	(406)	128	(370)	322
(Loss) income from discontinued operations (Note 10)	(1,656)	33	(1,624)	48

Net (loss) income	$(2,062)	$161	$(1,994)	$370

Income per common share (Note 12)
Basic:
(Loss) income from continuing operations	$(0.90)	$0.29	$(0.82)	$0.71
(Loss) income from discontinued operations	(3.67)	0.07	(3.60)	0.11

Net (loss) income	$(4.57)	$0.36	$(4.42)	$0.82

Diluted:
(Loss) income from continuing operations	$(0.90)	$0.29	$(0.82)	$0.71
(Loss) income from discontinued operations	(3.67)	0.07	(3.60)	0.11

Net (loss) income	$(4.57)	$0.36	$(4.42)	$0.82

Basic weighted-average common shares outstanding	451	449	451	449

Diluted weighted-average common shares outstanding	454	452	453	451

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At June 30, 2007	At December 31, 2006
ASSETS
Cash and cash equivalents	$668	$1,166
Marketable securities and other short-term investments (Note 15)	1,028	109
Trade receivables	228	142
Accounts receivable	138	206
Inventories (Note 16)	406	382
Stockpiles and ore on leach pads (Note 17)	337	378
Deferred income tax assets	138	156
Other current assets	128	93

Current assets	3,071	2,632
Property, plant and mine development, net	7,024	6,594
Investments (Note 15)	472	1,319
Long-term stockpiles and ore on leach pads (Note 17)	795	812
Deferred income tax assets	675	799
Other long-term assets	177	178
Goodwill	1,320	1,343
Assets of operations held for sale (Note 10)	327	1,924

Total assets	$13,861	$15,601

LIABILITIES
Current portion of long-term debt (Note 18)	$161	$159
Accounts payable	274	340
Employee-related benefits	143	182
Derivative instruments (Note 11)	—	174
Income and mining taxes	91	357
Other current liabilities (Note 19)	605	515

Current liabilities	1,274	1,727
Long-term debt (Note 18)	2,493	1,752
Reclamation and remediation liabilities (Note 20)	546	528
Deferred income tax liabilities	383	626
Employee-related benefits	286	309
Other long-term liabilities (Note 19)	161	135
Liabilities of operations held for sale (Note 10)	108	89

Total liabilities	5,251	5,166

Commitments and contingencies (Note 24)
Minority interest in subsidiaries	1,308	1,098

STOCKHOLDERS’ EQUITY
Common stock	683	677
Additional paid-in capital	6,738	6,703
Accumulated other comprehensive income	789	673
Retained (deficit) earnings	(908)	1,284

Total stockholders’ equity	7,302	9,337

Total liabilities and stockholders’ equity	$13,861	$15,601

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net (loss) income	$(1,994)	$370
Adjustments to reconcile net (loss) income to net cash from continuing operations:
Depreciation, depletion and amortization	381	281
Revenue from prepaid forward sales obligation	—	(48)
Loss (income) from discontinued operations	1,624	(48)
Accretion of accumulated reclamation obligations	19	14
Deferred income taxes	(143)	(77)
Minority interest expense	154	227
Gain on asset sales, net	(4)	(10)
Hedge (gain) loss, net	(7)	74
Other operating adjustments and write-downs	79	90

Net cash provided from continuing operations before net change in operating assets and liabilities	109	873
Net change in operating assets and liabilities (Note 21)	(733)	(351)

Net cash (used in) provided from continuing operations	(624)	522
Net cash provided from discontinued operations	61	49

Net cash (used in) provided from operations	(563)	571

Investing activities:
Additions to property, plant and mine development	(713)	(700)
Investments in marketable debt securities	(124)	(1,057)
Proceeds from sale of marketable debt securities	134	1,530
Acquisitions (Note 14)	—	(187)
Cash received on repayment of Batu Hijau carried interest (Note 9)	161	—
Other	5	6

Net cash used in investing activities of continuing operations	(537)	(408)
Net cash provided from (used in) investing activities of discontinued operations	43	(25)

Net cash used in investing activities	(494)	(433)

Financing activities:
Proceeds from debt, net	1,161	99
Repayment of debt	(418)	(63)
Dividends paid to common stockholders	(90)	(90)
Dividends paid to minority interests	(115)	(89)
Proceeds from stock issuance	14	57
Change in restricted cash and other	2	(2)

Net cash provided from (used in) financing activities	554	(88)

Effect of exchange rate changes on cash	5	3

Net change in cash and cash equivalents	(498)	53
Cash and cash equivalents at beginning of period	1,166	1,082

Cash and cash equivalents at end of period	$668	$1,135

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

Certain amounts for the three and six months ended June 30, 2006 and as of December 31, 2006 have been reclassified to conform to the 2007 presentation. The Company has reclassified the balance sheet, income statement and cash flow statement amounts for the Merchant Banking Segment and the Zarafshan-Newmont Joint Venture operation from the historical presentation to discontinued operations in the Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Income (Loss) and Cash Flows for all periods presented.

(2) ACCOUNTING DEVELOPMENTS

During the second quarter of 2007, the Company revised its estimate of haul truck lives prospectively to ten years based on experience. The impact of the change in estimate was a reduction of Depreciation, depletion and amortization of $6 for the second quarter of 2007.

Recently Adopted Pronouncements

Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007. Refer to Note 8 for a discussion regarding the cumulative effect of adopting FIN 48.

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

(3) PRICE-CAPPED FORWARD SALES CONTRACTS

In 2001, the Company entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, the Company would realize the lower of the spot price on the delivery date or the capped price, ranging from $381 to $392 per ounce. The forward sales contracts were accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.” The initial fair value of the forward sales contracts was recorded as deferred revenue, and the fair value of these contracts was not included on the Condensed Consolidated Balance Sheets.

In June 2007, the Company paid $578 to eliminate its entire 1.85 million ounce price-capped forward sales contracts. The Company reported a pre-tax loss of $531 ($460 after-tax) on the early settlement of the contracts, after a $47 reversal of previously recognized deferred revenue.

(4) OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reclamation and remediation	$17	$—	$17	$3
Pension settlement loss (Note 6)	13	—	13	—
Buyat Bay litigation and other	4	5	8	11
Western Australia power plant	2	—	7	—
Peruvian royalty	1	—	4	—
Australian office relocation	3	3	4	3
Other	13	5	21	10

	$53	$13	$74	$27

(5) OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$9	$17	$23	$36
Foreign currency exchange gains, net	8	6	3	9
Gain (loss) on ineffective portion of derivative instruments, net	2	(35)	—	(59)
Gain on sale of other assets, net	2	7	4	9
Income from development projects, net	—	5	—	9
Other	4	1	5	3

	$25	$1	$35	$7

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(6) EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Pension benefit costs, net
Service cost	$5	$4	$10	$8
Interest cost	6	6	12	11
Expected return on plan assets	(6)	(5)	(11)	(9)
Amortization of prior service cost	1	1	1	1
Amortization of loss	14	2	16	4

	$20	$8	$28	$15

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Other benefit costs, net
Service cost	$2	$1	$3	$3
Interest cost	2	2	3	3

	$4	$3	$6	$6

A pension settlement loss of $13 related to senior management retirements was recognized in the three and six months ended June 30, 2007 and included in Other expense, net.

(7) STOCK BASED COMPENSATION

The Company recognized stock options and other stock based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options	$6	$9	$10	$15
Restricted stock	1	—	3	—
Restricted stock units	—	—	1	—
Deferred stock awards	2	1	4	3

	$9	$10	$18	$18

For the three and six months ended June 30, 2007 and 2006, 1,066,500 and 1,238,750 stock options, respectively, were granted at the weighted-average exercise price of $42 and $57, respectively. At June 30, 2007, there was $20 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years. The total intrinsic value of options exercised in the second quarter of 2007 and 2006 was $15 and $19, respectively. The total intrinsic value of options exercised in the first half of 2007 and 2006 was $15 and $40, respectively. During the six months ended June 30, 2007 and 2006, 1,112,947 and 953,791 stock options vested, respectively, at the weighted-average fair market value of $48 and $39, respectively.

For the three months ended June 30, 2007 and 2006, 33,286 and nil shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $42 and $nil, respectively. For the six months ended June 30, 2007 and 2006, 175,114 and 102,491 shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $45 and $58, respectively.

For the three months ended June 30, 2007 and 2006, no shares of restricted stock units were granted. For the six months ended June 30, 2007 and 2006, 20,212 and 19,181 shares of restricted stock units, respectively, were granted, at the weighted-average fair market value of $45 and $58, respectively, per underlying share of the Company’s common stock.

For the three and six months ended June 30, 2007 and 2006, 365,776 and 237,946 deferred stock awards, respectively, were granted.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(8) INCOME TAXES

The Company operates in numerous countries around the world and accordingly is subject to, and pays, annual income taxes under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of this adoption, the Company recognized a $72 increase in its net liability for unrecognized income tax benefits. As of the adoption date, the beginning balance of net deferred tax assets was reduced by $37 (primarily, as a result of utilization of foreign tax credits and net operating losses as part of the FIN 48 measurement process, offset, in part, by the impact of the interaction of the Alternative Minimum Tax rules), goodwill increased by $5, minority interest increased by $4, and retained earnings decreased by $108. Also as of the adoption date, the Company reclassified $16 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. At January 1, 2007, the Company had $267 of total gross unrecognized tax benefits. Of this, $202 represents the amount of net unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate. There have been no significant changes to these amounts in the second quarter of 2007.

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

In December 2006, the Company entered into an in-principle heads of agreement with the Australian Taxation Office. The heads of agreement specifies the terms of a proposed settlement of the outstanding audit issues relating to Normandy for the tax years 1994-1999. The issues relate to years before the Company acquired Normandy. At the date of the business combination, Normandy had recorded no income tax liability with respect to the tax positions taken in reporting certain transactions, therefore the Company’s initial best estimate of the income tax contingency relating to these issues was recorded as a tax liability at the date of acquisition, February 15, 2002, by increasing the purchase price of Normandy. At December 31, 2006, the long-term income tax liability balance relating to this proposed settlement was reclassified to current income taxes payable. The $276 (A$336) income tax liability was paid in the second quarter of 2007. On July 13, 2007, the Company received a closure letter from the Australian Tax Office stating that all audit issues for the tax years 1994-1999 are settled.

(9) MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES

Newmont has a 45% ownership interest in the Batu Hijau mine, held through a partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns Batu Hijau. Newmont identified NTP as a Variable Interest Entity and has fully consolidated Batu Hijau in its consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafa Indah (“PTPI”), an unrelated Indonesian company. Because PTPI’s interest was a carried interest, and because PTPI had been advanced a loan by NTP, Newmont reported a 52.875% economic interest in Batu Hijau, which reflected its actual economic interest in the mine until such time as the loan was fully repaid (including accrued interest). On May 25, 2007, PTPI fully repaid the loan (including accrued interest) from NTP. As a result of the loan repayment, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45% and the Company recorded a net charge of $25 million (after-tax) against Minority interest expense in the second quarter of 2007.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(10) DISCONTINUED OPERATIONS

Discontinued operations include the Company’s Merchant Banking Segment, its 50% interest in the Zarafshan-Newmont Joint Venture, expropriated by the Uzbekistan government in August 2006, and the Holloway mine sold in November 2006.

During June 2007, Newmont’s Board of Directors approved a plan to cease Merchant Banking activities. Merchant Banking previously provided advisory services to assist in managing the Company’s portfolio of operating and property interests. Merchant Banking was also engaged in developing value optimization strategies for operating and non-operating assets, business development activities, merger and acquisition analysis and negotiations, monetizing inactive exploration properties, capitalizing on proprietary technology and know-how and acting as an internal resource for other corporate groups to improve and maximize business outcomes. As a result of the Board’s approval of management’s plan to cease Merchant Banking activities, the Company recorded a $1,665 non-cash charge to impair the goodwill associated with the Merchant Banking Segment in the three and six months ended June 30, 2007. The Company has decided to dispose of its royalty portfolio and a portion of its existing equity investments within the next twelve months and will not make further investments in equity securities that do not support its core mining business.

The Company has reclassified the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to (Loss) income from discontinued operations in the Condensed Consolidated Statements of Income (Loss) for all periods presented. The Condensed Consolidated Statements of Cash Flows have been reclassified for discontinued operations for all periods presented.

The following table details selected financial information included in (Loss) income from discontinued operations in the Condensed Consolidated Statements of Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales - gold, net	$—	$24	$—	$47

Income from operations	$32	$31	$82	$49
Loss on impairment	(1,665)	—	(1,665)	—

Pre-tax (loss) gain	(1,633)	31	(1,583)	49
Income tax (expense) benefit	(23)	2	(41)	(1)

(Loss) income from discontinued operations	$(1,656)	$33	$(1,624)	$48

The major classes of Assets and Liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	At June 30, 2007	At December 31, 2006
Assets:
Accounts receivable	$10	$10
Property, plant and mine development	255	253
Deferred income tax assets	62	—
Goodwill	—	1,661

Total assets of operations held for sale	$327	$1,924

Liabilities:
Accounts payable	$1	$—
Income and mining taxes	32	7
Deferred income tax liabilities	71	77
Other liabilities	4	5

Total liabilities of operations held for sale	$108	$89

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(11) SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

For the three months ended June 30, 2007 and 2006, gains of $2 and losses of $35, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. For the six months ended June 30, 2007 and 2006, losses of $nil and $59, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a gain of approximately $7. The maximum period over which hedged forecasted transactions are expected to occur is 4 years.

Newmont had the following derivative contracts outstanding at June 30, 2007:

	Expected Maturity Date			Fair Value
	2007	2008	Total/ Average	At June 30, 2007	At December 31, 2006
$/IDR Forward Purchase Contracts:
$ (millions)	$23	$7	$30	$1	$4
Average rate (IDR/$)	9,473	9,292	9,431

Newmont had copper collar contracts with a fair value of $(173) and gold put option contracts of $(1) outstanding at December 31, 2006. Final delivery under the copper collar contracts occurred in February 2007.

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

At June 30, 2007 and 2006, Batu Hijau had the following gross revenues (before treatment and refining charges) subject to final price adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross revenue subject to final price adjustments
Copper	$322	$377	$402	$477
Gold	$20	$24	$28	$24

The average final price adjustments realized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average final price adjustments
Copper	26%	62%	4%	44%
Gold	2%	5%	2%	7%

Interest Rate Swap Contracts

At June 30, 2007, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $275 8 5/8% debentures expiring in 2011. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three and six months ended June 30, 2007 and 2006, these transactions had an insignificant impact on interest expense. The fair value of the interest rate swaps was $nil and $1 at June 30, 2007 and December 31, 2006, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(12) INCOME PER COMMON SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
(Loss) income from continuing operations	$(406)	$128	$(370)	$322
(Loss) income from discontinued operations	(1,656)	33	(1,624)	48

Net (loss) income	$(2,062)	$161	$(1,994)	$370

Denominator:
Basic	451	449	451	449
Effect of employee stock-based awards	3	3	2	2

Diluted	454	452	453	451

Income per common share
Basic:
(Loss) income from continuing operations	$(0.90)	$0.29	$(0.82)	$0.71
(Loss) income from discontinued operations	(3.67)	0.07	(3.60)	0.11

Net (loss) income	$(4.57)	$0.36	$(4.42)	$0.82

Diluted:
(Loss) income from continuing operations	$(0.90)	$0.29	$(0.82)	$0.71
(Loss) income from discontinued operations	(3.67)	0.07	(3.60)	0.11

Net (loss) income	$(4.57)	$0.36	$(4.42)	$0.82

Options to purchase 2.2 million and 2.2 million shares of common stock at average exercise prices of $51.43 and $53.85 were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive.

(13) COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(2,062)	$161	$(1,994)	$370
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable equity securities (Note 15)	135	64	31	255
Foreign currency translation adjustments	59	20	65	19
Change in pension and other benefit liabilities:
Net amount reclassified to income	15	—	17	—
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	—	(108)	4	(180)
Net amount reclassified to income	(2)	93	(1)	130

Net unrecognized (loss) gain on derivatives	(2)	(15)	3	(50)

	207	69	116	224

Comprehensive (loss) income	$(1,855)	$230	$(1,878)	$594

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(14) ACQUISITIONS

In March 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington unincorporated joint venture for cash consideration of $164 plus stamp duty of $9 paid in the third quarter of 2006, bringing its interest in the project to 66.67%.

In January 2006, Newmont acquired the remaining 15% interest in the Akyem project for cash consideration of $23, bringing its interest in the project to 100%.

(15) INVESTMENTS

	At June 30, 2007				At December 31, 2006
		Unrealized				Unrealized
	Cost/ Equity Basis	Gain	Loss	Fair/ Equity Value	Cost/ Equity Basis	Gain	Loss	Fair/ Equity Value
Current:
Marketable debt securities:
Auction rate securities	$—	$—	$—	$—	$10	$—	$—	$10

Marketable equity securities:
Canadian Oil Sands Trust	291	670	—	961	—	—	—	—
Agincourt Resources	—	—	—	—	37	10	—	47
Other	17	41	—	58	10	33	—	43

	308	711	—	1,019	47	43	—	90

Other investments, at cost	9	—	—	9	9	—	—	9

	$317	$711	$—	$1,028	$66	$43	$—	$109

Long-term:
Marketable equity securities:
Canadian Oil Sands Trust	$—	$—	$—	$—	$265	$603	$—	$868
Gabriel Resources, Ltd.	105	106	—	211	69	104	—	173
Shore Gold, Inc.	99	—	(20)	79	90	—	—	90
Miramar Mining Corp.	30	51	—	81	28	57	—	85
Other	30	10	—	40	34	17	(4)	47

	264	167	(20)	411	486	781	(4)	1,263

Other investments, at cost	11	—	—	11	12	—	—	12

Investment in affiliates:
European Gold Refineries	25	—	—	25	17	—	—	17
AGR Matthey JV	17	—	—	17	16	—	—	16
Regis Resources NL	8	—	—	8	11	—	—	11

	50	—	—	50	44	—	—	44

	$325	$167	$(20)	$472	$542	$781	$(4)	$1,319

During the second quarter of 2007, Newmont sold shares of Oxiana Ltd. and Pan Australian Resources, recognizing gains of $4 and $2, respectively, purchased shares of Neptune Minerals for $5 and recognized a $4 impairment of its investment in Southwestern Resources for an other-than-temporary decline in value of marketable equity securities. During the first half of 2007, the unrealized value of the Company’s investments in marketable equity securities increased by $38, primarily related to an increase in the value of Canadian Oil Sands Trust offset by a decline in value of Shore Gold, Inc.

In June 2007, the Board of Directors of Newmont approved a plan to discontinue its Merchant Banking Segment. Specifically, the Company has decided to dispose of a portion of its existing equity investments within the next twelve months and not to make further investments in equity securities that do not support its core mining business. As a result, Newmont’s investment in Canadian Oil Sands Trust has been reclassified to current. In addition, the realized investment gains and impairments have been reclassified to (Loss) income from discontinued operations on the Condensed Consolidated Statements of Income (Loss). For more information on the discontinued operation of the Merchant Banking Segment, see Note 10 to the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(16) INVENTORIES

	At June 30, 2007	At December 31, 2006
In-process	$85	$61
Concentrate	15	6
Precious metals	7	43
Materials, supplies and other	299	272

	$406	$382

During the second quarter of 2007, Newmont recorded aggregate write-downs of $1 included in Costs applicable to sales in Australia/New Zealand to reduce the carrying value of inventories to estimated net realizable value.

(17) STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2007	At December 31, 2006
Current:
Stockpiles	$190	$216
Ore on leach pads	147	162

	$337	$378

Long-term:
Stockpiles	$527	$527
Ore on leach pads	268	285

	$795	$812

During the second quarter of 2007, Newmont recorded aggregate write-downs of $13 included in Costs applicable to sales at Yanacocha to reduce the carrying value of ore on one of its leach pads to estimated net realizable value.

(18) DEBT

	At June 30, 2007		At December 31, 2006
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$22	$213	$21	$235
Corporate revolving credit facility	—	810	—	—
5 7/8% notes, net of discount	—	597	—	597
8 5/8% debentures, net of discount	—	217	—	217
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	120	—	120
PTNNT project financing facility	87	349	87	393
PTNNT shareholder loan	36	—	36	—
Yanacocha credit facility	14	82	10	90
Yanacocha bonds	—	100	—	100
Project financings, capital leases and other	2	5	5	—

	$161	$2,493	$159	$1,752

Scheduled minimum debt repayments at June 30, 2007 are $87 for the remainder of 2007, $246 in 2008, $128 in 2009, $133 in 2010, $320 in 2011 and $1,740 thereafter.

During the second quarter of 2007, Newmont borrowed net proceeds of $810 under its $2,000 senior revolving credit facility.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(19) OTHER LIABILITIES

	At June 30, 2007	At December 31, 2006
Other current liabilities:
Accrued capital expenditures	$163	$128
Accrued operating costs	123	156
Deferred income tax liabilities	107	9
Reclamation and remediation liabilities	90	77
Royalties	34	39
Interest	32	34
Taxes other than income and mining	17	18
Deferred revenue	2	9
Other	37	45

	$605	$515

	At June 30, 2007	At December 31, 2006
Other long-term liabilities:
Income taxes	$124	$54
Deferred revenue from the sale of future production	—	47
Other	37	34

	$161	$135

(20) RECLAMATION AND REMEDIATION LIABILITIES (ASSET RETIREMENT OBLIGATIONS)

At June 30, 2007 and December 31, 2006, $523 and $520, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2007 and December 31, 2006, $113 and $85, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the liability for asset retirement obligations:

	Six Months Ended June 30,
	2007	2006
Balance at beginning of period	$605	$505
Additions, changes in estimates and other	36	19
Liabilities settled	(24)	(25)
Accretion expense	19	14

Balance at end of period	$636	$513

The current portions of Reclamation and remediation liabilities of $90 and $77 at June 30, 2007 and December 31, 2006, respectively, are included in Other current liabilities.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(21) NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash (used in) provided from operating activities attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2007	2006
Decrease (increase) in operating assets:
Trade and accounts receivable	$(16)	$(98)
Inventories, stockpiles and ore on leach pads	(12)	(224)
Other assets	(39)	(14)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(642)	10
Reclamation liabilities	(24)	(25)

	$(733)	$(351)

The decrease in accounts payable and other accrued liabilities includes $276 from the settlement of pre-acquisition Australian income taxes of Normandy and $174 from the final settlement of copper collar contracts.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(22) SEGMENT INFORMATION

The Company has reclassified its segment presentation to eliminate the Merchant Banking segment for all prior periods presented (Notes 1 and 10). Financial information relating to Newmont’s segments is as follows:

	Three Months Ended June 30, 2007
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$349	$208	$227	$59	$82	$36
Copper	$—	$—	$—	$340	$—	$—
Cost applicable to sales:
Gold	$258	$133	$155	$20	$47	$15
Copper	$—	$—	$—	$134	$—	$—
Loss on settlement of price-capped forward sales contracts	$—	$—	$—	$—	$—	$—
Depreciation, depletion and amortization:
Gold	$66	$40	$34	$5	$13	$3
Copper	$—	$—	$—	$26	$—	$—
Other	$—	$—	$1	$—	$—	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$2	$2	$1	$—	$3	$—
Other income, net	$2	$5	$(10)	$1	$—	$1
Interest expense, net	$—	$1	$2	$10	$—	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$17	$35	$31	$205	$18	$13
Equity income of affiliates	$—	$—	$(2)	$—	$—	$—
Capital expenditures	$119	$58	$129	$17	$19	$5

	Three Months Ended June 30, 2007
	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$961	$—	$1	$962
Copper	$340	$—	$—	$340
Cost applicable to sales:
Gold	$628	$—	$—	$628
Copper	$134	$—	$—	$134
Loss on settlement of price-capped forward sales contracts	$—	$—	$531	$531
Depreciation, depletion and amortization:
Gold	$161	$—	$—	$161
Copper	$26	$—	$—	$26
Other	$1	$—	$5	$6
Exploration	$—	$45	$—	$45
Advanced projects, research and development	$8	$—	$5	$13
Other income, net	$(1)	$1	$25	$25
Interest expense, net	$13	$—	$12	$25
Pre-tax income (loss) before minority interest and equity income of affiliates	$319	$(45)	$(605)	$(331)
Equity income of affiliates	$(2)	$—	$2	$—
Capital expenditures	$347	$—	$4	$351

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2006
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$316	$489	$191	$85	$—	$41
Copper	$—	$—	$—	$202	$—	$—
Cost applicable to sales:
Gold	$234	$145	$123	$27	$—	$15
Copper	$—	$—	$—	$84	$—	$—
Depreciation, depletion and amortization:
Gold	$35	$49	$28	$6	$—	$4
Copper	$—	$—	$—	$18	$—	$—
Other	$—	$—	$—	$—	$1	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$4	$—	$—	$—	$10	$1
Other income	$6	$5	$(1)	$(29)	$—	$1
Interest expense, net	$—	$1	$—	$11	$—	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$46	$297	$29	$111	$(11)	$27
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Capital expenditures	$136	$57	$39	$21	$70	$5

	Three Months Ended June 30, 2006
	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$1,122	$—	$(31)	$1,091
Copper	$202	$—	$—	$202
Cost applicable to sales:
Gold	$544	$—	$—	$544
Copper	$84	$—	$—	$84
Depreciation, depletion and amortization:
Gold	$122	$—	$—	$122
Copper	$18	$—	$—	$18
Other	$1	$1	$4	$6
Exploration	$—	$46	$—	$46
Advanced projects, research and development	$15	$—	$9	$24
Other income	$(18)	$1	$18	$1
Interest expense, net	$12	$—	$11	$23
Pre-tax income (loss) before minority interest and equity income of affiliates	$499	$(46)	$(76)	$377
Equity income of affiliates	$—	$—	$—	$—
Capital expenditures	$328	$—	$6	$334

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2007
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$710	$505	$443	$115	$163	$68
Copper	$—	$—	$—	$553	$—	$—
Cost applicable to sales:
Gold	$534	$274	$327	$48	$90	$31
Copper	$—	$—	$—	$262	$—	$—
Loss on settlement of price-capped forward sales contracts	$—	$—	$—	$—	$—	$—
Depreciation, depletion and amortization:
Gold	$121	$82	$69	$11	$23	$8
Copper	$—	$—	$—	$54	$—	$—
Other	$—	$—	$2	$—	$—	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$2	$4	$2	$—	$9	$—
Other income, net	$3	$11	$(9)	$5	$1	$1
Interest expense, net	$—	$2	$2	$20	$1	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$44	$147	$30	$277	$40	$37
Equity income of affiliates	$—	$—	$(3)	$—	$—	$—
Capital expenditures	$277	$114	$227	$24	$56	$8

	Six Months Ended June 30, 2007
	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$2,004	$—	$1	$2,005
Copper	$553	$—	$—	$553
Cost applicable to sales:
Gold	$1,304	$—	$—	$1,304
Copper	$262	$—	$—	$262
Loss on settlement of price-capped forward sales contracts	$—	$—	$531	$531
Depreciation, depletion and amortization:
Gold	$314	$—	$—	$314
Copper	$54	$—	$—	$54
Other	$2	$—	$11	$13
Exploration	$—	$85	$—	$85
Advanced projects, research and development	$17	$—	$12	$29
Other income, net	$12	$1	$22	$35
Interest expense, net	$25	$—	$24	$49
Pre-tax income (loss) before minority interest and equity income of affiliates	$575	$(85)	$(685)	$(195)
Equity income of affiliates	$(3)	$—	$3	$—
Capital expenditures	$706	$—	$7	$713

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2006
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$604	$916	$378	$124	$—	$96
Copper	$—	$—	$—	$339	$—	$—
Cost applicable to sales:
Gold	$440	$269	$251	$42	$—	$36
Copper	$—	$—	$—	$149	$—	$—
Depreciation, depletion and amortization:
Gold	$71	$92	$54	$10	$—	$9
Copper	$—	$—	$—	$34	$—	$—
Other	$—	$—	$1	$—	$1	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$6	$1	$—	$—	$17	$1
Other income	$10	$9	$—	$(49)	$—	$3
Interest expense, net	$—	$1	$—	$22	$—	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$93	$556	$58	$157	$(18)	$34
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Capital expenditures	$290	$113	$62	$84	$135	$7

	Six Months Ended June 30, 2006
	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$2,118	$—	$(32)	$2,086
Copper	$339	$—	$—	$339
Cost applicable to sales:
Gold	$1,038	$—	$—	$1,038
Copper	$149	$—	$—	$149
Depreciation, depletion and amortization:
Gold	$236	$—	$—	$236
Copper	$34	$—	$—	$34
Other	$2	$2	$7	$11
Exploration	$—	$79	$—	$79
Advanced projects, research and development	$25	$—	$14	$39
Other income	$(27)	$2	$32	$7
Interest expense, net	$23	$—	$20	$43
Pre-tax income (loss) before minority interest and equity income of affiliates	$880	$(79)	$(99)	$702
Equity income of affiliates	$—	$—	$—	$—
Capital expenditures	$691	$—	$9	$700

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2007	At December 31, 2006
Goodwill:
Australia/New Zealand	$191	$214
Exploration	1,129	1,129

	$1,320	$1,343

Total assets:
Nevada	$2,796	$2,652
Yanacocha	1,796	1,827
Australia/New Zealand	1,571	1,333
Batu Hijau	2,392	2,441
Africa	1,012	964
Other operations	146	163
Exploration	1,311	1,296
Corporate and other	2,510	3,001

Total assets from continuing operations	13,534	13,677
Assets held for sale	327	1,924

	$13,861	$15,601

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(23) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Newmont USA, a 100% owned subsidiary of Newmont Mining Corporation, has fully and unconditionally guaranteed certain publicly traded notes. The following condensed consolidating financial statements are provided for Newmont USA, as guarantor, and for Newmont Mining Corporation, as issuer, as an alternative to providing separate financial statements for the guarantor. The accounts of Newmont Mining Corporation are presented using the equity method of accounting for investments in subsidiaries.

	Three Months Ended June 30, 2007
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$660	$302	$—	$962
Sales - copper, net	—	340	—	—	340

	—	1,000	302	—	1,302

Costs and expenses
Costs applicable to sales (exclusive of loss on settlement of price-capped forward sales contracts and depreciation, depletion and amortization, shown separately below)
Gold	—	433	198	(3)	628
Copper	—	134	—	—	134
Loss on settlement of price-capped forward sales contracts	—	531	—	—	531
Depreciation, depletion and amortization	—	148	45	—	193
Exploration	—	32	13	—	45
Advanced projects, research and development	—	8	5	—	13
General and administrative	—	33	—	3	36
Other expense, net	—	43	10	—	53

	—	1,362	271	—	1,633

Other income (expense)
Other income, net	15	30	(20)	—	25
Interest income - intercompany	35	26	—	(61)	—
Interest expense - intercompany	(2)	—	(59)	61	—
Interest expense, net	(9)	(12)	(4)	—	(25)

	39	44	(83)	—	—

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	39	(318)	(52)	—	(331)
Income tax (expense) benefit	(14)	(12)	49	—	23
Minority interest in income of subsidiaries	—	(99)	(4)	5	(98)
Equity (loss) income of affiliates	(431)	—	(46)	477	—

(Loss) income from continuing operations	(406)	(429)	(53)	482	(406)
(Loss) income from discontinued operations	(1,656)	19	(1,666)	1,647	(1,656)

Net (loss) income	$(2,062)	$(410)	$(1,719)	$2,129	$(2,062)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$910	$181	$—	$1,091
Sales - copper, net	—	202	—	—	202

	—	1,112	181	—	1,293

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization, shown separately below)
Gold	—	430	116	(2)	544
Copper	—	84	—	—	84
Depreciation, depletion and amortization	—	120	26	—	146
Exploration	—	34	12	—	46
Advanced projects, research and development	—	14	10	—	24
General and administrative	—	32	3	2	37
Other	—	8	5	—	13

	—	722	172	—	894

Other income (expense)
Other income (expense), net	13	(1)	(11)	—	1
Interest income - intercompany	30	17	—	(47)	—
Interest expense - intercompany	(2)	—	(45)	47	—
Interest expense, net	(7)	(13)	(3)	—	(23)

	34	3	(59)	—	(22)

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	34	393	(50)	—	377
Income tax (expense) benefit	(10)	(156)	45	—	(121)
Minority interest in income of subsidiaries	—	(130)	2	—	(128)
Equity income (loss) of affiliates	133	—	21	(154)	—

Income (loss) from continuing operations	157	107	18	(154)	128
Income (loss) from discontinued operations	4	(1)	30	—	33

Net income (loss)	$161	$106	$48	$(154)	$161

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2007
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$1,419	$586	$—	$2,005
Sales - copper, net	—	553	—	—	553

	—	1,972	586	—	2,558

Costs and expenses
Costs applicable to sales (exclusive of loss on settlement of price-capped forward sales contracts and depreciation, depletion and amortization, shown separately below)
Gold	—	903	408	(7)	1,304
Copper	—	262	—	—	262
Loss on settlement of price-capped forward sales contracts	—	531	—	—	531
Depreciation, depletion and amortization	—	293	88	—	381
Exploration	—	58	27	—	85
Advanced projects, research and development	—	16	13	—	29
General and administrative	—	64	2	7	73
Other expense, net	—	68	6	—	74

	—	2,195	544	—	2,739

Other income (expense)
Other income, net	17	48	(30)	—	35
Interest income - intercompany	66	51	—	(117)	—
Interest expense - intercompany	(3)	—	(114)	117	—
Interest expense, net	(18)	(24)	(7)	—	(49)

	62	75	(151)	—	(14)

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	62	(148)	(109)	—	(195)
Income tax (expense) benefit	(21)	(50)	50	—	(21)
Minority interest in income of subsidiaries	—	(154)	(8)	8	(154)
Equity (loss) income of affiliates	(411)	—	(29)	440	—

(Loss) income from continuing operations	(370)	(352)	(96)	448	(370)
(Loss) income from discontinued operations	(1,624)	12	(1,628)	1,616	(1,624)

Net (loss) income	$(1,994)	$(340)	$(1,724)	$2,064	$(1,994)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$1,727	$359	$—	$2,086
Sales - copper, net	—	339	––	—	339

	—	2,066	359	—	2,425

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization, shown separately below)
Gold	—	803	239	(4)	1,038
Copper	—	149	––	—	149
Depreciation, depletion and amortization	—	229	52	—	281
Exploration	—	59	20	—	79
Advanced projects, research and development	—	21	17	1	39
General and administrative	—	66	5	3	74
Other	—	18	9	––	27

	—	1,345	342	—	1,687

Other income (expense)
Other income (expense), net	14	(4)	(3)	––	7
Interest income - intercompany	59	30	––	(89)	––
Interest expense - intercompany	(4)	––	(85)	89	––
Interest expense, net	(13)	(25)	(5)	—	(43)

	56	1	(93)	––	(36)

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	56	722	(76)	—	702
Income tax (expense) benefit	(13)	(235)	95	—	(153)
Minority interest in income of subsidiaries	—	(229)	(10)	12	(227)
Equity income (loss) of affiliates	323	—	63	(386)	––

Income (loss) from continuing operations	366	258	72	(374)	322
Income (loss) from discontinued operations	4	(1)	45	––	48

Net income (loss)	$370	$257	$117	$(374)	$370

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2007
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$522	$146	$—	$668
Marketable securities and other short-term investments	—	3	1,025	—	1,028
Trade receivables	—	224	4	—	228
Accounts receivable	2,379	918	402	(3,561)	138
Inventories	—	330	76	—	406
Stockpiles and ore on leach pads	—	302	35	—	337
Deferred income tax assets	—	89	49	—	138
Other current assets	1	89	38	—	128

Current assets	2,380	2,477	1,775	(3,561)	3,071
Property, plant and mine development, net	—	4,887	2,157	(20)	7,024
Investments	—	1	471	—	472
Investments in subsidiaries	4,137	—	972	(5,109)	—
Long-term stockpiles and ore on leach pads	—	735	60	—	795
Deferred income tax assets	28	506	141	—	675
Other long-term assets	2,241	1,372	108	(3,544)	177
Goodwill	—	—	1,320	—	1,320
Assets of operations held for sale	—	62	265	—	327

Total assets	$8,786	$10,040	$7,269	$(12,234)	$13,861

Liabilities
Current portion of long-term debt	$—	$161	$—	$—	$161
Accounts payable	193	2,771	875	(3,565)	274
Employee related benefits	—	106	37	—	143
Income and mining taxes	23	50	18	—	91
Other current liabilities	7	283	313	2	605

Current liabilities	223	3,371	1,243	(3,563)	1,274
Long-term debt	1,407	966	120	—	2,493
Reclamation and remediation liabilities	—	406	140	—	546
Deferred income tax liabilities	53	182	148	—	383
Employee-related benefits	1	257	28	—	286
Other long-term liabilities	262	94	3,369	(3,564)	161
Liabilities of operations held for sale	9	57	41	1	108

Total liabilities	1,955	5,333	5,089	(7,126)	5,251

Minority interest in subsidiaries	—	1,316	548	(556)	1,308

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	683	—	—	—	683
Additional paid-in capital	6,267	2,219	2,865	(4,613)	6,738
Accumulated other comprehensive income (loss)	789	(38)	530	(492)	789
Retained (deficit) earnings	(908)	1,210	(1,824)	614	(908)

Total stockholders’ equity	6,831	3,391	1,632	(4,552)	7,302

Total liabilities and stockholders’ equity	$8,786	$10,040	$7,269	$(12,234)	$13,861

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2006
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$1,040	$126	$—	$1,166
Marketable securities and other short-term investments	1	28	80	—	109
Trade receivables	—	139	3	—	142
Accounts receivable	1,817	587	636	(2,834)	206
Inventories	—	296	86	—	382
Stockpiles and ore on leach pads	—	339	39	—	378
Deferred income tax assets	—	100	56	—	156
Other current assets	—	66	27	—	93

Current assets	1,818	2,595	1,053	(2,834)	2,632
Property, plant and mine development, net	—	4,740	1,870	(16)	6,594
Investments	—	281	1,038	—	1,319
Investments in subsidiaries	6,046	111	4,347	(10,504)	—
Long-term stockpiles and ore on leach pads	—	756	56	—	812
Deferred income tax assets	43	482	274	—	799
Other long-term assets	1,749	1,104	198	(2,873)	178
Goodwill	—	—	1,343	—	1,343
Assets of operations held for sale	—	—	1,924	—	1,924

Total assets	$9,656	$10,069	$12,103	$(16,227)	$15,601

Liabilities
Current portion of long-term debt	$—	$154	$5	$—	$159
Accounts payable	47	2,376	750	(2,833)	340
Employee related benefits	—	147	35	—	182
Derivative instruments	—	173	1	—	174
Income and mining taxes	85	(54)	326	—	357
Other current liabilities	9	360	147	(1)	515

Current liabilities	141	3,156	1,264	(2,834)	1,727
Long-term debt	597	1,035	120	—	1,752
Reclamation and remediation liabilities	—	408	120	—	528
Deferred income tax liabilities	53	187	361	25	626
Employee-related benefits	1	283	25	—	309
Other long-term liabilities	258	145	2,752	(3,020)	135
Liabilities of operations held for sale	—	—	89	—	89

Total liabilities	1,050	5,214	4,731	(5,829)	5,166

Minority interest in subsidiaries	—	1,140	343	(385)	1,098

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	677	—	—	—	677
Additional paid-in capital	5,972	2,219	5,167	(6,655)	6,703
Accumulated other comprehensive income (loss)	673	19	427	(446)	673
Retained earnings	1,284	1,477	1,374	(2,851)	1,284

Total stockholders’ equity	8,606	3,715	7,029	(10,013)	9,337

Total liabilities and stockholders’ equity	$9,656	$10,069	$12,103	$(16,227)	$15,601

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2007
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net (loss) income	$(1,994)	$(340)	$(1,724)	$2,064	$(1,994)
Adjustments to reconcile net (loss) income to net cash provided from operations	1,605	455	2,107	(2,064)	2,103
Net change in operating assets and liabilities	35	(434)	(334)	—	(733)

Net cash provided from (used in) continuing operations	(354)	(319)	49	—	(624)
Net cash provided from (used in) discontinued operations	—	1	60	—	61

Net cash provided from (used in) operations	(354)	(318)	109	—	(563)

Investing activities:
Additions to property, plant and mine development	—	(431)	(282)	—	(713)
Investments in marketable debt and equity securities	—	(124)	—	—	(124)
Proceeds from sale of marketable debt and equity securities	—	134	—	—	134
Batu settlement	—	161	—	—	161
Other	—	5	—	—	5

Net cash used in investing activities of continued operations	—	(255)	(282)	—	(537)
Net cash provided from investing activities of discontinued operations	1	7	35	—	43

Net cash provided from (used in) investing activities	1	(248)	(247)	—	(494)

Financing activities:
Net borrowings (repayments)	429	165	149	—	743
Dividends paid to common stockholders	(90)	—	—	—	(90)
Dividends paid to minority interests	—	(115)	—	—	(115)
Proceeds from stock issuance	14	—	—	—	14
Change in restricted cash and other	—	(3)	5	—	2

Net cash provided from (used in) financing activities	353	47	154	—	554
Net cash provided from (used in) financing activities of discontinued operations	—	—	—	—	—

Net cash provided from (used in) financing activities	353	47	154	—	554

Effect of exchange rate changes on cash	—	1	4	—	5

Net change in cash and cash equivalents	—	(518)	20	—	(498)
Cash and cash equivalents at beginning of period	—	1,040	126	—	1,166

Cash and cash equivalents at end of period	$—	$522	$146	$—	$668

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2006
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$370	$257	$110	$(367)	$370
Adjustments to reconcile net income to net cash provided from operations	(350)	601	(115)	367	503
Net change in operating assets and liabilities	(23)	(351)	23	—	(351)

Net cash (used in) provided from continuing operations	(3)	507	18	—	522
Net cash provided from discontinued operations	—	4	45	—	49

Net cash (used in) provided from operations	(3)	511	63	—	571

Investing activities:
Additions to property, plant and mine development	—	(503)	(197)	—	(700)
Investments in marketable debt and equity securities	—	(1,068)	11	—	(1,057)
Proceeds from sale of marketable debt and equity securities	—	1,530	—		1,530
Acquisitions	—	—	(187)	—	(187)
Other	—	5	1	—	6

Net cash (used in) investing activities of continuing operations	—	(36)	(372)	—	(408)
Net cash provided from (used in) investing activities of discontinued operations	4	(6)	(23)	—	(25)

Net cash provided from (used in) investing activities	4	(42)	(395)	—	(433)

Financing activities:
Net borrowings (repayments)	17	(304)	323	—	36
Dividends paid to common stockholders	(87)	—	(3)	—	(90)
Dividends paid to minority interests	—	(89)	—	—	(89)
Proceeds from stock issuance	57	—	—	—	57
Change in restricted cash and other	12	(13)	(1)	—	(2)

Net cash (used in) provided from financing activities	(1)	(406)	319	—	(88)

Effect of exchange rate changes on cash	—	3	—	—	3

Net change in cash and cash equivalents	—	66	(13)	—	53
Cash and cash equivalents at beginning of period	1	979	102	—	1,082

Cash and cash equivalents at end of period	$1	$1,045	$89	$—	$1,135

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(24) COMMITMENTS AND CONTINGENCIES

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

Operating Segments

The Company’s operating segments are identified in Note 22. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 24 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Operations reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited and the Newmont Australia Limited matters relate to the Australia/New Zealand reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2007 and December 31, 2006, $523 and $520, respectively, were accrued for reclamation costs relating to mineral properties in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations” (see Note 20).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $113 and $85 were accrued for such obligations at June 30, 2007 and December 31, 2006, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 59% greater or 16% lower than the amount accrued at June 30, 2007. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

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

Newmont cannot reasonably predict the outcome of this lawsuit or the likelihood of any other action against Dawn or Newmont arising from this matter.

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

Newmont USA Limited - 100% Newmont Owned

Pinal Creek. Newmont is a defendant in a lawsuit brought on November 5, 1991 in U.S. District Court in Arizona by the Pinal Creek Group, alleging that the company and others are responsible for some portion of costs incurred to address groundwater contamination emanating from copper mining operations located in the area of Globe and Miami, Arizona. Two former subsidiaries of Newmont, Pinto Valley Copper Corporation and Magma Copper Company (now known as BHP Copper Inc.), owned some of the mines in the area between 1983 and 1987. The court has dismissed plaintiffs’ claims seeking to hold Newmont liable for the acts or omissions of its former subsidiaries. Based on information presently available, Newmont believes it has strong defenses to plaintiffs’ remaining claims, including, without limitation, that Newmont’s agents did not participate in any pollution causing activities; that Newmont’s liabilities, if any, were contractually transferred to one of the plaintiffs; that portions of plaintiffs’ claimed damages are not recoverable; and that Newmont’s equitable share of liability, if any, would be immaterial. While Newmont has denied liability and is vigorously defending these claims, we cannot reasonably predict the outcome of this lawsuit.

Grass Valley. On February 3, 2004, the City of Grass Valley, California brought suit against Newmont under CERCLA in the U.S. District Court for the Northern District of California. This matter involves an abandoned mine adit on property previously owned

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

by a predecessor of Newmont and currently owned by the City of Grass Valley. The complaint alleges that the adit is discharging metals-bearing water into a stream on the property, in concentrations in excess of current EPA drinking water standards. In July 2007, the Regional Water Control Board issued a letter requiring Newmont to conduct investigatory work relating to the adit. Newmont cannot reasonably predict the outcome of this matter.

Gray Eagle Mine Site. By letter dated September 3, 2002, the EPA notified Newmont that the EPA had expended $3 in response costs to address environmental conditions associated with an historic tailings pile located at the Grey Eagle Mine site near Happy Camp, California, and requested that Newmont pay those costs. The EPA has identified four potentially responsible parties, including Newmont. Newmont does not believe it has any liability for environmental conditions at the Grey Eagle Mine site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

Ross Adams Mine Site. By letter dated June 5, 2007, the US Forest Service notified Newmont that it had expended approximately $300,000 in response costs to address environmental conditions at the Adams Ross mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis to assess what future response activities might need to be completed at the site. Newmont does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

PT Newmont Minahasa Raya (“PTNMR”) - 80% Newmont Owned

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the trial proceeded and all evidence, including that of the defense, was presented in court as of September 2006. In November 2006 the prosecution filed its charge, seeking a three-year jail sentence for PTNMR’s President Director plus a nominal fine. In addition, the prosecution recommended a nominal fine against PTNMR. The defense filed responses in January 2007, and final briefing was completed in March 2007. On April 24, 2007, the court entered its verdict acquitting PTNMR and its President Director of all charges. In May 2007, the prosecution appealed the decision of the court to the Indonesian Supreme Court, despite Indonesian laws that prohibit the appeal of a verdict of acquittal.

On March 9, 2005, the Indonesian Ministry of the Environment filed a civil lawsuit against PTNMR and its President Director in relation to these allegations, seeking in excess of $100 in monetary damages. In October 2005, PTNMR filed an objection to the court’s jurisdiction, contending that the Government previously agreed to resolve any disputes through out-of-court conciliation or arbitration. The Court upheld PTNMR’s objection and dismissed the case in November 2005. The Government filed a notice of appeal of this ruling. On February 16, 2006, PTNMR and the Government of the Republic of Indonesia signed an agreement settling the civil lawsuit. Under the terms of the agreement, the Government and PTNMR will nominate members to an independent scientific panel that will develop and implement a ten-year environmental monitoring and assessment program to make a definitive, scientific conclusion regarding the condition of Buyat Bay. PTNMR is required to fund specific remedial measures if, as a result of its mining operations, pollution has occurred. The agreement also provides for enhanced community development programs in North Sulawesi. PTNMR provided initial funding of $12 to cover the cost of the monitoring and community development programs, which was paid in the first quarter of 2007 and included in Other current liabilities at December 31, 2006. Over a ten-year period, PTNMR will contribute an additional $18. The present value of $13 is included in Other long-term liabilities at December 31, 2006. The funds will be managed by an organization governed by interested stakeholders. Accountability for the fund will be ensured through yearly reports that will be made available to the public. The transparency of the scientific panel’s activities will also be assured through annual reports to the public. Pursuant to the agreement, the civil lawsuit against PTNMR has been terminated. The scientific panel held its first meeting in February 2007 and has now commenced its work program.

In addition, on March 22, 2007, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) filed a civil suit against PTNMR and Indonesia’s Ministry of Energy and Mineral Resources and Ministry for the Environment, alleging pollution from the disposal of mine tailings into Buyat Bay, and seeking a court order requiring PTNMR to fund a 25-year monitoring program in relation to Buyat Bay.

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

Resurrection Mining Company (“Resurrection”) - 100% Newmont Owned

Newmont, Resurrection and other defendants were named in lawsuits filed by the State of Colorado (the “State”) under CERCLA in 1983, which were subsequently consolidated with a lawsuit filed by EPA in 1986. These proceedings sought to compel the defendants to remediate the impacts of pre-existing, historic mining activities near Leadville, Colorado, which date back to the mid-1800s, and which the government agencies claim were causing substantial environmental problems in the area.

In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site and the defendants collectively implemented those orders by constructing a water treatment plant, which was placed in operation in early 1992. Remaining remedial work for this area consists of water treatment plant operation and continuing environmental monitoring and maintenance activities. The parties also entered into a consent decree with respect to the remaining areas at the site, which apportioned liabilities and responsibilities for these areas. The EPA approved remedial actions for selected components of Resurrection’s portion of the site, which were initiated in 1995. The EPA has not selected the final remedy for the site. In March 1999, the parties entered into a Memorandum of Understanding (“MOU”) to facilitate the settlement of natural resources damages claims under CERCLA for the upper Arkansas River Basin. In January 2004, an MOU report was issued that evaluated the extent of natural resource damages and possible restoration activities that might be required.

On August 9, 2005, ASARCO LLC, another potentially responsible party at the site, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). ASARCO is contractually responsible for 50% of the ongoing expenses at the water treatment plant. In June 2007, Resurrection, the EPA, the State and ASARCO reached a settlement relating to all outstanding issues at the site. The settlement is subject to approval by the Bankruptcy Court and the United States District Court for the District of Colorado.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Neither Newmont nor Yanacocha can reasonably predict the outcome of any of the above-described lawsuits.

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

Newmont Mining Corporation

On June 8, 2005, UFCW Local 880 - Retail Food Employers Joint Pension Fund filed a putative class action in the federal district court in Colorado purportedly on behalf of purchasers of Newmont Mining Corporation (“Newmont”) publicly traded securities between July 28, 2004 and April 26, 2005. The action named Newmont, Wayne W. Murdy, Pierre Lassonde and Bruce D. Hansen as defendants. Substantially similar purported class actions were filed in the same court on June 15, 2005 by John S. Chapman and on June 20, 2005 by Zoe Myerson. In November 2005, the court consolidated these cases and, in March 2006, appointed a lead plaintiff. In April 2006, the lead plaintiff filed a consolidated amended complaint naming David Francisco, Russell Ball, Thomas Enos and Robert Gallagher as additional defendants. It alleged, among other things, that Newmont and the individual defendants violated certain antifraud provisions of the federal securities laws by failing to disclose alleged operating deficiencies and sought unspecified monetary damages and other relief. On October 20, 2006, the lead plaintiff, on behalf of a settlement class consisting of all purchasers of Newmont securities from November 1, 2003, through and including March 23, 2006 (except defendants and certain related persons), entered into a Stipulation of Settlement with defendants. If approved by the Court, the Settlement (a) would release all claims asserted, or that could have been asserted, in the action; (b) would provide for a payment by Newmont of $15 to be distributed to class members pursuant to a plan of allocation developed by the lead plaintiff; and (c) would provide that all defendants deny any wrongdoing or liability with respect to the settled matters. The parties have moved for preliminary approval of the settlement, but the court has not ruled on the motion. Gideon Minerals, U.S.A., Inc. (“Gideon”) has sought to intervene to bring a claim alleging that Gideon has an interest in the Batu Hijau operation in Indonesia; the court has denied that motion. Gideon subsequently filed a substantially similar motion and moved for default judgment; the court has also denied this motion and has required Gideon to show cause as to why it should not be sanctioned in relation to its filings.

On June 14, 2005, June 30, 2005 and July 1, 2005, purported derivative actions were filed, on behalf of Newmont, by Doris Staehr, Frank J. Donio and Jack G. Blaz, respectively, in the federal district court in Colorado against certain of Newmont’s current and former directors and officers. Each action alleged that certain defendants breached their fiduciary duties by engaging in insider trading and misappropriation of information, and that all defendants breached their fiduciary duties and engaged in conduct that constituted abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with, among other things, failing to disclose alleged operating deficiencies and failing to prevent alleged violations of environmental laws in Indonesia. The plaintiffs seek, on behalf of Newmont, among other remedies, all damages sustained by the Company as a result of the allegedly improper conduct. In November 2005, the court consolidated these cases and in December 2005 the court appointed a lead plaintiff. On April 10, 2006, the lead plaintiff filed a consolidated amended complaint. In a related development, on January 13, 2006, a purported Newmont shareholder sent to the Board of Directors a letter demanding the Company take action against the defendants in the purported derivative actions with respect to the matters alleged in the derivative complaints. The Board has taken the demand under consideration. Counsel for plaintiffs in the derivative actions, counsel for the demanding shareholder and the Company have agreed to settle the action and related disputes on the basis of certain revisions to the Company’s corporate governance arrangements, and an attorneys’ fee to be paid by the Company. This settlement stipulation was filed with the court on June 19, 2007 and is subject to court approval. The defendants deny the claims made and, should the settlements not be finally approved, intend to vigorously defend against them.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont Yandal Operations Pty Ltd (“NYOL”) - 100% Newmont Owned

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

Zarafshan-Newmont Joint Venture - 50% Newmont Owned

On October 30, 2006, Newmont (Uzbekistan) Limited, one of the Company’s subsidiaries, initiated an arbitration in the Arbitration Institute of the Stockholm Chamber of Commerce against the Republic of Uzbekistan, Uzbekistan’s State Committee for Geology and Mineral Resources (“Goskomgeologia”), and Navoi Mining and Metallurgical Combine (“NGMK”) (a company wholly owned by the Republic of Uzbekistan). On October 31, 2006, Newmont (Uzbekistan) Limited and Newmont USA Limited (also the Company’s subsidiary) initiated a separate arbitration against the Republic of Uzbekistan in the International Centre for Settlement of Investment Disputes. Goskomgeologia and NGMK subsequently filed certain counterclaims against Newmont (Uzbekistan) Limited in the Stockholm arbitration. On June 30, 2007, the Newmont parties and the Uzbek parties signed agreements to settle the dispute, and on July 16, 2007 effected closing under such agreements, on terms that would include payments to the Company totaling $80. Under the agreements, the Company’s interest in the Zarafshan-Newmont Joint Venture transferred to the Uzbek parties, and both arbitrations were terminated. None of the parties admitted liability in connection with any of the matters in dispute. In September 2006, the Company wrote off the book value of its interest in the Zarafshan-Newmont Joint Venture.

Other Commitments and Contingencies

Tax contingencies are provided for under FIN 48 (see Notes 2 and 8).

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2007 and December 31, 2006, there were $487 and $445, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Under the Batu Hijau Contract of Work with the Indonesian government, beginning in 2005, and continuing through 2010, a portion of each foreign shareholders’ equity interest in the project must be offered for sale to the Indonesian government or to Indonesian nationals. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

current replacement cost, the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest in the project company as a going concern. Pursuant to this provision of the Batu Hijau Contract of Work, it is possible that the ownership interest of the Newmont/Sumitomo partnership in Batu Hijau could be reduced to 49% by the end of 2010.

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

(25) SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the six months ended June 30, 2007 was (1.7). The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, minority interest and equity income of affiliates, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

(26) SUBSEQUENT EVENTS

Zarafshan-Newmont Joint Venture

On July 16, 2007, the Company and the Uzbekistan government, whom the Company filed demands of arbitration against, closed a transaction to settle their dispute on terms that include payments to the Company totaling $80. Under the agreement, the Company’s interest in the Zarafshan-Newmont Joint Venture was transferred to the Uzbek parties, and both arbitrations were terminated. The Company has received one payment for $20 with the balance expected to be received in August 2007.

Convertible Senior Notes

During July 2007, the Company completed a private offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 Notes, maturing on July 15, 2014, will pay interest semi-annually at a rate of 1.25% per annum, and the 2017 Notes, maturing on July 15, 2017, will pay interest semi-annually at a rate of 1.625% per annum. The Notes will be convertible, at the holder’s option, equivalent to a conversion price of $46.21 per share of common stock. The Company does not have an option to redeem the notes prior to their applicable stated maturity date. The net proceeds from the offering, after expenses, were approximately $1,125.

Convertible Note Hedge and Warrant Transactions

In connection with the Convertible Senior Notes offering, the Company entered into convertible note hedge transactions and warrant transactions. These transactions included the purchase of call options and the sale of warrants. The purchased call options cover, in the aggregate and subject to customary anti-dilution adjustments, 24,887,956 shares of the Company’s common stock, par value $1.60 per share. The Company sold warrants to purchase, in the aggregate and subject to customary anti-dilution adjustments, 24,887,956 shares of common stock. In most cases, the warrants may not be exercised prior to the maturity of the notes. As a result of the call option and warrant transactions, the conversion price of $46.21 was effectively increased to $60.27. The aggregate cost to the Company of the purchased call options was approximately $366, partially offset by approximately $248 that the Company received from the sale of the sold warrants. The purchased call options and sold warrants were accounted for as equity transactions and could have a potentially dilutive effect.

ITEM 1A. RISK FACTORS.

On June 19, 2007, ground subsidence occurred in an area of our underground Midas mine, located in Nevada, resulting in an employee fatality. State and federal mine safety regulators have suspended operations at the mine pending further review and investigation. At this time, we cannot reasonably predict when the mine will be reopened. In the first half of 2007, 61,000 ounces of gold were sold at Midas.

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

Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$1,302	$1,293	$2,558	$2,425
(Loss) income from continuing operations	$(406)	$128	$(370)	$322
Net (loss) income	$(2,062)	$161	$(1,994)	$370

Net (loss) income per common share, basic
(Loss) income from continuing operations	$(0.90)	$0.29	$(0.82)	$0.71
Net (loss) income	$(4.57)	$0.36	$(4.42)	$0.82

Consolidated gold ounces sold (thousands)(1)	1,448	1,843	3,053	3,652
Consolidated copper pounds sold (millions)	97	117	188	198

Average price received(2)
Gold (per ounce)	$667	$605	$660	$580
Copper (per pound)	$3.92	$2.25	$3.34	$2.18

Costs applicable to sales(3)
Gold (per ounce)	$433	$299	$427	$287
Copper (per pound)	$1.40	$0.71	$1.40	$0.75

(1)

Includes 23 and 37 incremental start-up sales for the three and six months ended June 30, 2006, respectively, from Phoenix and Leeville which are not included in Revenue and Costs applicable to sales per ounce calculations.

(2)	Before treatment and refining charges but after hedge losses (excluding settlement of price-capped forward sales contracts) and provisional pricing mark-to-market adjustments.
(3)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Consolidated Financial Results

Newmont’s loss from continuing operations for the second quarter and first half of 2007 was $406, or $0.90 per share and $370, or $0.82 per share, respectively, primarily as a result of a $460 after-tax loss on settlement of the price-capped forward sales contracts. Also, results for the second quarter and first half of 2007 compared to 2006 were impacted by fewer gold ounces sold and higher operating costs, partially offset by higher realized gold and copper prices.

Sales - gold, net for the second quarter of 2007 decreased $129 compared to the second quarter of 2006 due to 372,000 fewer ounces sold, partially offset by a $66 increase in the average price realized per ounce after treatment and refining charges. Sales—gold, net for the first half of 2007 decreased $81 compared to the first half of 2006 as a result of 562,000 fewer ounces sold, partially offset by an $80 increase in the average price realized per ounce after treatment and refining charges. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007		2006
Consolidated gold sales:
Gross		$965	$1,100		$2,014	$2,098
Less: Treatment and refining charges		(3)	(9)		(9)	(12)

Net		$962	$1,091		$2,005	$2,086

Consolidated gold ounces sold (thousands):
Gross		1,448	1,843		3,053	3,652
Less: Incremental start-up sales		—	(23)		—	(37)

Net		1,448	1,820		3,053	3,615

Average price realized per ounce:
Before treatment and refining charges		$667	$605		$660	$580
After treatment and refining charges		$665	$599		$657	$577

The change in consolidated gold sales is due to:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 vs. 2006			2007 vs. 2006
Decrease in consolidated ounces sold	$		(225)	$		(326)
Increase in average realized gold price			90			242
Decrease in treatment and refining charges			6			3

	$		(129)	$		(81)

Sales - copper, net for the second quarter of 2007 increased $138 compared to the second quarter of 2006 as higher realized prices more than offset 20 million fewer pounds sold. Sales—copper, net for the first half of 2007 increased $214 compared to the first half of 2006 as higher realized copper prices more than offset 10 million fewer pounds sold. Hedge losses recognized during the second quarter and first half of 2007 were lower than the corresponding period in 2006 as the final deliveries were made under copper collar contracts in February 2007. In the second quarter and first half of 2006, losses of $32 and $55, respectively, were included in Other income, net for the ineffective portion of copper hedges. For a complete discussion regarding variations in gold and copper volumes, see Results of Consolidated Operations below.

The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consolidated copper sales:
Gross before hedging	$337	$366	$582	$542
Hedging loss	—	(260)	(1)	(355)
Provisional pricing mark-to-market gain	41	158	47	245

Gross after hedging and provisional pricing	378	264	628	432
Less: Treatment and refining charges	(38)	(62)	(75)	(93)

Net	$340	$202	$553	$339

Consolidated copper pounds sold (millions)	97	117	188	198
Average price realized per pound:
Gross before hedging	$3.49	$3.11	$3.10	$2.73
Hedging loss	—	(2.21)	—	(1.79)
Provisional pricing mark-to-market	0.43	1.35	0.24	1.24

Gross after hedging and provisional pricing	3.92	2.25	3.34	2.18
Less: Treatment and refining charges	(0.39)	(0.53)	(0.40)	(0.47)

Net	$3.53	$1.72	$2.94	$1.71

The change in consolidated copper sales is due to:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 vs. 2006			2007 vs. 2006
Decrease in consolidated pounds sold	$		(47)	$		(22)
Increase in average realized copper price			161			218
Decrease in treatment and refining charges			24			18

	$		138	$		214

The following is a summary of net gold and copper sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007		2006
Gold
Nevada, USA		$349	$316		$710	$604
Yanacocha, Peru		208	489		505	916
Australia/New Zealand:
Tanami, Australia		86	54		160	114
Kalgoorlie, Australia		47	49		109	101
Jundee, Australia		50	49		90	85
Pajingo, Australia		27	21		58	39
Waihi, New Zealand		17	18		26	39

		227	191		443	378

Batu Hijau, Indonesia		59	85		115	124
Ahafo, Ghana		82	—		163	—
Other Operations:
Golden Giant, Canada		6	9		8	28
Kori Kollo, Bolivia		15	20		31	44
La Herradura, Mexico		15	12		29	24

		36	41		68	96

Corporate		1	(31)		1	(32)

		$962	$1,091		$2,005	$2,086

Copper
Batu Hijau, Indonesia		$340	$202		$553	$339

Costs applicable to sales increased in the second quarter and first half of 2007 from 2006 as detailed in the table below, primarily due to new operations at Ahafo in Ghana and Phoenix and Leeville in Nevada, increased input commodity prices, higher labor costs, higher waste removal costs and unfavorable exchange rate movements in the Australian dollar. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Depreciation, depletion and amortization (“DD&A”) increased in the second quarter and first half of 2007 compared to 2006 as detailed in the table below, and primarily relates to increases from new operations at Ahafo in Ghana, Phoenix and Leeville in Nevada and Waihi in Australia/New Zealand and the expansion of the mining fleet at Batu Hijau in the second half of 2006, partially offset by lower amortization due to lower production at Yanacocha and the change in estimate of haul truck lives. Newmont expects 2007 DD&A to be approximately $750 to $800.

The following is a summary of Costs applicable to sales and Depreciation, depletion and amortization:

	Costs Applicable to Sales				Depreciation, Depletion and Amortization
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Gold
Nevada, USA	$258	$234	$534	$440	$66	$35	$121	$71
Yanacocha, Peru	133	145	274	269	40	49	82	92
Australia/New Zealand:
Tanami, Australia	51	36	101	74	10	6	19	13
Kalgoorlie, Australia	37	39	95	83	5	7	13	13
Jundee, Australia	37	27	73	53	6	6	12	11
Pajingo, Australia	17	16	36	30	7	6	16	11
Waihi, New Zealand	13	5	22	11	6	3	9	6

	155	123	327	251	34	28	69	54

Batu Hijau, Indonesia	20	27	48	42	5	6	11	10
Ahafo, Ghana	47	—	90	—	13	—	23	—
Other Operations:
Golden Giant, Canada	1	1	2	9	—	—	—	1
Kori Kollo, Bolivia	8	10	16	17	2	2	5	4
La Herradura, Mexico	6	4	13	10	1	2	3	4

	15	15	31	36	3	4	8	9

	628	544	1,304	1,038	161	122	314	236

Copper
Batu Hijau, Indonesia	134	84	262	149	26	18	54	34

Other
Exploration	—	—	—	—	—	1	—	2
Australia/New Zealand	—	—	—	—	1	—	2	1
Corporate and Other	—	—	—	—	5	5	11	8

	—	—	—	—	6	6	13	11

	$762	$628	$1,566	$1,187	$193	$146	$381	$281

The Loss on settlement of price-capped forward sales contracts resulted from the elimination of the entire 1.85 million ounce forward sales contracts.

Exploration increased for the first half of 2007 primarily a result of increased spending at the Fort a la Corne diamond joint venture in Canada and increased spending in Nevada and Suriname. Newmont expects 2007 Exploration expense to be approximately $170 to $175.

Advanced projects, research and development decreased $11 and $10 for the second quarter and first half of 2007, respectively, compared to 2006. The decrease is due to start-up costs at Ahafo, Phoenix and Leeville in 2006. Newmont expects 2007 Advanced projects, research and development expenses to be approximately $85 to $100.

General and administrative expenses remained constant for the second quarter and first half of 2007 compared to 2006. Newmont expects 2007 General and administrative expenses to be approximately $155 to $165.

Other expense, net for the second quarter and first half of 2007 and 2006 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reclamation and remediation	$17	$—	$17	$3
Pension settlement loss	13	—	13	—
Buyat Bay litigation and other	4	5	8	11
Western Australia power plant	2	—	7	—
Peruvian royalty	1	—	4	—
Australian office relocation	3	3	4	3
Other	13	5	21	10

	$53	$13	$74	$27

During the second quarter of 2007 the Company incurred $17 for reclamation and remediation costs at the former Resurrection and Empire mines and incurred a $13 settlement loss related to senior management retirements.

Other income, net for the second quarter and first half of 2007 and 2006 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$9	$17	$23	$36
Foreign currency exchange gains, net	8	6	3	9
Gain (loss) on ineffective portion of derivative instruments, net	2	(35)	—	(59)
Gain on sale of other assets, net	2	7	4	9
Income from development projects, net	—	5	—	9
Other	4	1	5	3

	$25	$1	$35	$7

Interest income decreased in 2007 due to a reduction in funds available for investment, partially offset by a higher return on funds invested.

Gain (loss) on ineffective portion of derivative instruments, net included gains of $2 and $nil in the second quarter and first half of 2007, respectively, for the ineffective portion of interest rate swap derivative instruments designated as cash flow hedges. In the second quarter and first half of 2006, the losses included $32 and $55, respectively, for the ineffective portion of copper collar contracts and $3 and $4, respectively, for interest rate swap derivatives designated as cash flow hedges.

Income from development projects in 2006 included revenue net of incremental operating costs incurred prior to commencement of commercial production at the Leeville and Phoenix operations in Nevada during the fourth quarter of 2006.

Interest expense, net remained constant in the second quarter and increased 14% in the first half of 2007, compared to 2006 due to $200 debt issued at Yanacocha during 2006 and a 13% and 17% decrease, respectively, in capitalized interest as a result of the completion of the Ahafo, Phoenix and Leeville development projects in 2006. Newmont expects 2007 Interest expense, net to be approximately $95 to $105.

Income tax (benefit) expense during the second quarter of 2007 was $(23) compared to $121 during the second quarter of 2006, and $21 for the first half of 2007 compared to $153 for the first half of 2006. The effective tax rate for the second quarter of 2007 was 7% compared to 32% for the second quarter of 2006. The 25% decrease over the 2006 second quarter rate primarily relates to the following discrete items occurring in 2007: (i) decrease in pretax income from the loss recognized on closing out certain hedging-related contracts; and (ii) a valuation allowance release relative to the Company’s deferred tax asset for capital losses in Australia, with the decrease in tax expense offset by increases attributable to the following items: (i) foreign tax credits generated by the Company that required a valuation allowance, (ii) the effect of different income tax rates in countries where earnings are indefinitely reinvested, and (iii) the effect of foreign earnings net of foreign taxes. The effective tax rate in the second quarter of 2007 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) a change in valuation allowance on deferred tax assets associated with foreign tax credits, (iii) the effect of different income tax rates in countries where earnings are indefinitely reinvested, and (iv) the foreign earnings net of foreign taxes. The effective tax rate in 2006 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) additional tax benefits associated with the change in Australian and Ghanaian tax law, and (iii) the valuation allowance release relative to the Company’s deferred tax assets for foreign tax credits, the latter two being discrete non-recurring items. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 26, 2007. Newmont expects the 2007 full year tax rate to be approximately 42% to 47% assuming an average gold price of $650 per ounce. The higher expected rate for the 2007 full year, as compared to the rate incurred through the second quarter of 2007, is mainly attributable to the full year impact of the change in valuation allowance on deferred tax assets associated with foreign tax credits.

In December 2006, the Company entered into an in-principle heads of agreement with the Australian Taxation Office. The heads of agreement specified the terms of a proposed settlement of the outstanding audit issues relating to Normandy for the tax years 1994-1999. These issues related to years before the Company acquired Normandy. At the date of the business combination, Normandy had recorded no income tax liability with respect to the tax positions taken in reporting certain transactions, therefore the Company’s initial best estimate of the income tax contingency relating to these issues was recorded as a tax liability at the date of acquisition, February 15, 2002, by increasing the purchase price of Normandy. At December 31, 2006, the long-term income tax liability balance relating to this proposed settlement was reclassified to current income taxes payable. The $276 (A$336) income tax liability was paid in the second quarter of 2007. On July 13, 2007, the Company received a closure letter from the Australian Tax Office stating that all audit issues for the tax years 1994-1999 are settled.

Minority interest in income of consolidated subsidiaries decreased $30 and $73 in the second quarter and first half of 2007, respectively, as a result of decreased earnings at Yanacocha partially offset by a $25 charge related to the repayment of the carried interest loan and increased earnings at Batu Hijau.

The (Loss) income from discontinued operations includes the Company’s Merchant Banking Segment, its 50% interest in the Zarafshan-Newmont Joint Venture, expropriated by the Uzbekistan government in August 2006, and the Holloway mine sold in November 2006. The Company reclassified the income statement results from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income (Loss) for all periods presented (see Note 10 to the Condensed Consolidated Financial Statements). During the first half of 2007, Merchant Banking obtained Oxiana Ltd. shares following the acquisition of Agincourt Resources by Oxiana Ltd. recognizing a $27 gain, realized an additional gain of $13 on the sale of Oxiana Ltd., Pan Australia and other equity security investments and recognized impairments totaling $10 on its investments in Queenstake Resources Ltd. and Southwestern Resources for an other-than-temporary decline in value of marketable equity securities and warrants. Merchant Banking’s royalty interests and equity investments generated $36 and $29 of royalty and dividend income for the second quarter of 2007 and 2006, respectively, and $67 and $58 for the first half of 2007 and 2006. In addition, the Company concluded that the carrying value of Merchant Banking Segment goodwill was impaired, and therefore recognized a $1,665 non-cash impairment charge in the three and six months ended June 30, 2007.

Results of Consolidated Operations

	Gold Ounces or Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
Three Months Ended June 30,	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Nevada	531	543	$485	$450	$124	$68
Yanacocha(3) (51.3% owned)	312	785	426	185	128	61
Australia/New Zealand	338	316	456	388	99	88
Batu Hijau(3) (4)	90	134	224	196	52	46
Ahafo	123	—	384	—	108	—
Other(3)	54	65	295	251	65	62

Total/Weighted-Average	1,448	1,843	$433	$299	$111	$67

Copper	(pounds in millions)		($ per pound)		($ per pound)
Batu Hijau(3) (4)	97	117	$1.40	$0.71	$0.28	$0.16

	Gold Ounces or Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
Six Months Ended June 30,	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Nevada	1,091	1,078	$489	$423	$111	$68
Yanacocha(3) (51.3% owned)	767	1,555	357	173	107	59
Australia/New Zealand	670	649	487	386	103	83
Batu Hijau(3) (4)	174	207	276	200	63	48
Ahafo	248	—	362	—	93	—
Other(3)	103	163	312	226	82	53

Total/Weighted-Average	3,053	3,652	$427	$287	$103	$65

Copper	(pounds in millions)		($ per pound)		($ per pound)
Batu Hijau(3) (4)	188	198	$1.40	$0.75	$0.29	$0.17

(1)

Includes 23 and 37 incremental start-up sales for the three and six months ended June 30, 2006, respectively, from Phoenix and Leeville which are not included in Revenue, Costs applicable to sales and Depreciation, depletion and amortization per ounce calculations.

(2)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.
(3)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.
(4)	On May 25, 2007, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45%.

Consolidated gold ounces sold decreased 21% in the second quarter of 2007 from 2006, primarily due to lower production at Yanacocha, partially offset by the commencement of operations at Ahafo in the third quarter of 2006. Consolidated copper pounds sold decreased 17% in the second quarter of 2007 from 2006, primarily due to lower concentrate shipments at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 45% in the second quarter of 2007 from 2006, primarily due to the decrease in production, higher waste removal costs at Nevada, Yanacocha and Batu Hijau and high operating costs at

Phoenix in Nevada. Also, the strengthening of the Australian dollar increased consolidated costs applicable to sales by $10 per ounce in the second quarter of 2007 compared to 2006. Costs applicable to sales per copper pound increased 97% in the second quarter of 2007 from 2006, primarily due to the increase in waste removal costs at Batu Hijau.

Consolidated gold ounces sold decreased 16% in the first half of 2007 from 2006, primarily due to lower production at Yanacocha, partially offset by the commencement of operations at Ahafo in the third quarter of 2006. Consolidated copper pounds sold decreased 5% in the first half of 2007 from 2006, primarily due to increases in concentrate inventory at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 49% in the first half of 2007 from 2006, primarily due to decreased production, higher waste removal costs at Nevada, Yanacocha and Batu Hijau and high operating costs at Phoenix in Nevada. Also, the strengthening of the Australian dollar increased consolidated Costs applicable to sales by $8 per ounce in the first half of 2007 compared to 2006. Costs applicable to sales per copper pound sold increased 87% in the first half of 2007 from 2006, primarily due to the increase in waste removal costs at Batu Hijau.

The Company expects consolidated gold sales of approximately 6.1 to 6.6 million ounces in 2007, primarily as a result of lower production from Yanacocha and Australia, as well as the completion of mining at Lone Tree in Nevada and remnant production at Golden Giant (Other operations). Costs applicable to sales for the full year in 2007 are expected to be approximately $375 to $400 per ounce. The increase from 2006, is primarily from lower production at Yanacocha and Australia, as well as higher labor, consumables and energy prices in all operating regions and a stronger Australian dollar. Additionally, continued operating difficulties at Phoenix, unfavorable exchange rate movements in Australia, potential power interruptions in Ghana, an extended suspension of operations at Midas in Nevada and higher than planned oil prices would negatively impact the Company’s Costs applicable to sales in 2007.

The Company expects consolidated copper sales of approximately 400 to 435 million pounds of copper in 2007 at Costs applicable to sales of approximately $1.10 to $1.20 per pound.

Nevada Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended June 30,	531	543	$485	$450	$124	$68
Six months ended June 30,	1,091	1,078	$489	$423	$111	$68

(1)

Includes 23 and 37 incremental start-up sales for the three and six months ended June 30, 2006, respectively, from Phoenix and Leeville which are not included in Revenue, Costs applicable to sales and Depreciation, depletion and amortization per ounce calculations.

(2)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Gold ounces sold in Nevada decreased 2% in the second quarter of 2007 from 2006. Increased gold sales with the commencement of commercial production at Phoenix and Leeville in October of 2006 were offset by the completion of mining at Lone Tree in 2006. Open pit ore mined increased to 10.7 million tons in the second quarter of 2007, up from 7.8 million tons in the second quarter of 2006. Underground ore mined increased 79% in the second quarter of 2007 due to commencement of commercial production at Leeville and steady ramp-up toward full capacity. Ore milled increased to 5.9 million tons from 3.8 million tons in the second quarter of 2006, although milled ore grade decreased 22% with the processing of lower grade ore from Phoenix. Ore placed on leach pads decreased by 53% due to the completion of mining at Lone Tree in 2006 and fewer leach ore tons were processed at Carlin in the second quarter of 2007, as the ore mined contained a higher proportion of mill material. Processing at the Lone Tree mill continued in the second quarter of 2007 with ore hauled from Twin Creeks and is expected to continue for the remainder of 2007. Nevada’s Costs applicable to sales per ounce increased 8% in the second quarter of 2007 compared to 2006. Higher cost production from Phoenix contributed to the increase in operating costs. Waste removal costs also increased operating costs due to accelerated mining at Pete, Gold Quarry and Twin Creeks. Costs for underground contracted services also increased at Leeville and Carlin East. Labor and input commodity cost escalation continued to impact operating costs. The increased costs above were partially offset by lower mill maintenance expense in the second quarter of 2007. Depreciation, depletion and amortization per ounce increased 82% from the second quarter of 2006 as a result of increased investment in new equipment and facilities in late 2006.

Nevada’s gold ounces sold remained constant in the first half of 2007 compared to 2006 primarily due to the commencement of commercial production at Phoenix and Leeville in the fourth quarter of 2006 offset by the completion of mining at Lone Tree. Costs applicable to sales per ounce increased 16% in the first half of 2007 compared to 2006, primarily as a result of higher cost production from Phoenix, increased waste removal costs, underground contract services, labor and commodity costs partially offset by the change in the Turquoise Ridge joint venture agreement in 2006.

On June 19, 2007, ground subsidence occurred in an area of the Midas underground mine, located in Nevada, resulting in an employee fatality. State and federal mine safety regulators have suspended operations at the mine pending further review and investigation. At this time, it cannot be reasonably predicted when the mine will be reopened, however, the Company does not expect a material impact on Nevada’s production. In the first half of 2007, 61,000 ounces of gold were sold at Midas.

Phoenix remains the primary risk factor impacting Nevada’s gold sales and costs applicable to sales outlook for the year. During the second quarter of 2007, Phoenix continued to experience lower than expected recoveries and throughput due to hard ore and reduced crusher availability. The Company made improvements to the flotation circuit and installed a cyanide detoxification system to improve recoveries during the second quarter. Additionally, blasting improvements were made during the second quarter which enhanced fragmentation of the harder ore and increased throughput. The Company continues to evaluate solutions to address ongoing metallurgical issues, mill throughput and crusher availability, with a final optimization plan expected by mid-2008.

The Company continues to expect gold sales in Nevada of approximately 2.3 to 2.6 million ounces for 2007 and Costs applicable to sales, excluding the impact of Phoenix, are projected to be within the expected range of approximately $375 to $400 per ounce for 2007. However, ongoing challenges at Phoenix will likely result in Costs applicable to sales of approximately $400 to $440 per ounce for 2007. Potentially higher grades, improved throughput and increased recoveries at Leeville and Twin Creeks could provide cost reduction opportunities for the remainder of 2007.

Construction of the 200-megawatt coal-fired power plant was approximately 77% complete at June 30, 2007 and remains on schedule for completion in 2008. Anticipated capital costs for the power plant are expected to be between $620 and $640.

Yanacocha Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended June 30,	312	785	$426	$185	$128	$61
Six months ended June 30,	767	1,555	$357	$173	$107	$59

(1)	Consolidated gold ounces sold includes minority interests’ share (51.35% Newmont owned).
(2)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Consolidated gold sales at Yanacocha decreased 60% in the second quarter of 2007 compared to 2006 due to a higher waste-to-ore ratio and the mining of lower grades. Ore mined decreased to 20.7 million tons in the second quarter of 2007 from 29.8 million tons in the second quarter of 2006. During the same periods, the amount of waste material mined increased to 32.1 million tons from 25.5 million tons. In addition, leached ore grade decreased by 47% from 0.032 to 0.017 ounces per ton in the second quarter of 2007 primarily due to a different mine sequence at the La Quinua pit. Costs applicable to sales per ounce increased 130% in the second quarter of 2007 compared to 2006 due to lower production, a higher proportion of waste tons mined and a valuation charge related to the La Quinua leach pad inventory. Consumption of cyanide, chemicals and reagents decreased from the second quarter of 2006 as the volume of tons placed on leach pads declined.

Consolidated gold sales at Yanacocha decreased 51% in the first half of 2007 compared to 2006 as a result of lower production as leach ore grade and ore placed on leach pads were 56% and 39%, respectively, lower in the first half of 2007 compared to 2006. Costs applicable to sales per ounce increased 106% in the first half of 2007 compared to 2006 due to the decrease in production, higher waste removal and labor costs.

The Company continues to expect consolidated gold sales of approximately 1.5 to 1.6 million ounces for 2007. Yanacocha’s gold sales for the remainder of the year could be adversely impacted by higher waste removal rates and lower ore grades, while opportunities exist for inventory reductions and higher ore grades during the remainder of the year. The Company continues to expect Costs applicable to sales of approximately $340 to $360 per ounce for 2007. Potential additional sales from inventory reductions could result in Costs applicable to sales per ounce towards the lower end of the expected range for the full year.

Construction of the gold mill at Yanacocha was approximately 68% complete at June 30, 2007. Progress on the gold mill continues as expected, with costs expected to be between $250 and $270 with commercial production anticipated by mid-2008.

Australia/New Zealand Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
Three Months Ended June 30,	(ounces in thousands)		($ per ounce)		($ per ounce)
Tanami	130	91	$391	$403	$75	$76
Kalgoorlie (50% owned)	71	82	517	483	68	76
Jundee	71	78	521	344	84	78
Pajingo	39	35	443	439	180	167
Waihi (Martha)	27	30	460	146	221	91

Total/Weighted-Average	338	316	$456	$388	$99	$88

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
Six Months Ended June 30,	(ounces in thousands)		($ per ounce)		($ per ounce)

Tanami	243	199	$414	$372	$78	$69
Kalgoorlie (50% owned)	166	176	573	473	80	73
Jundee	133	140	551	380	89	78
Pajingo	87	67	414	439	179	158
Waihi (Martha)	41	67	530	162	228	88

Total/Weighted-Average	670	649	$487	$386	$103	$83

(1)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Australia/New Zealand gold sales increased 7% in the second quarter 2007 compared to 2006, primarily due to increased production at Tanami and Pajingo, partially offset by lower production at Kalgoorlie, Jundee and Waihi. Costs applicable to sales per ounce increased by 18%, primarily due to the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $43 per ounce, and increased royalties due to the higher gold price and increased input costs, particularly diesel, electricity and labor.

Australia/New Zealand gold sales increased 3% in the first half of 2007 compared to 2006 as a result of higher production at Tanami and Pajingo and an inventory drawdown, partially offset by lower production at Kalgoorlie, Jundee and Waihi. Costs applicable to sales per ounce increased 26% due to the strengthening of the Australian dollar, decrease in production, increased royalties due to the higher gold price and increased diesel, electricity and labor.

Tanami, Australia. Gold ounces sold increased 43% in the second quarter of 2007 from 2006 due to a 44% increase in mill ore grade. Costs applicable to sales per ounce decreased 3% due to the increase in production, partially offset by higher ore hauling charges associated with longer hauling distances, as well increased royalties due to the higher production and gold price.

Gold ounces sold increased 22% in the first half of 2007 compared to 2006 as a result of a 22% increase in mill ore grade and a drawdown of inventory, partially offset by extended mill repairs and limited underground ore availability during the first quarter of 2007 from haul road flooding. Costs applicable to sales per ounce increased 11% due to increased underground mining and royalty costs, partially offset by the higher production.

Kalgoorlie, Australia. Gold ounces sold decreased 13% in the second quarter of 2007 compared to 2006 due to an 11% decrease in mill ore grade due to the planned mining sequence. Costs applicable to sales per ounce increased 7%, primarily due to lower gold production and increased mining and milling costs.

Gold ounces sold decreased 6% in the first half of 2007 compared to 2006 as a result of lower production, partially offset by inventory sales. Costs applicable to sales per ounce increased 21% due to lower production combined with higher mining and milling costs.

Jundee, Australia. Gold ounces sold decreased 9% in the second quarter of 2007 compared to 2006, due to a 25% decrease in mill throughput, partially offset by a 28% increase in mill ore grade. Mill throughput decreased due to the relocation of the Nimary ball mill to the Jundee mill. Costs applicable to sales per ounce increased 51%, primarily due to higher labor, maintenance and electricity costs, as well as increased waste removal costs. Electricity prices more than doubled due to higher natural gas prices.

Gold ounces sold decreased 5% in the first half of 2007 compared to 2006 as a result of lower mill throughput and ore grade caused by the relocation of the Nimary ball mill, partially offset by 18% higher mill ore grade and inventory sales. Costs applicable to sales per ounce increased 45% due to lower production and increased underground mining and milling costs.

Pajingo, Australia. Gold ounces sold increased 11% in the second quarter of 2007 from 2006, due to a 10% increase in tons milled and a 2% increase in mill ore grade as mining and ground conditions improved. Costs applicable to sales per ounce remained constant as higher maintenance and overhead costs were offset by increased production.

Gold ounces sold increased 30% in the first half of 2007 compared to 2006 as a result of higher production due to increased mill throughput and ore grade from improved mining conditions. Costs applicable to sales per ounce decreased 6% due to higher production, partially offset by higher maintenance and overhead costs.

Waihi (Martha), New Zealand. Gold ounces sold decreased 10% in the second quarter of 2007 from 2006, resulting from the planned transition to underground operations and the ramp-up to steady state milling of underground material. Costs applicable to sales per ounce were higher due to the decrease in gold production, lower mill throughput and lower average recoveries from the planned transition to underground operations.

Gold ounces sold decreased 39% and Costs applicable to sales per ounce were higher in the first half of 2007 compared to 2006 as a result of the transition to underground operations.

The Company continues to expect gold sales in Australia/New Zealand of approximately 1.275 to 1.325 million ounces for 2007. The Company has revised its Costs applicable to sales outlook for the year to approximately $490 to $515 per ounce, reflecting the adverse impact of the Australian dollar exchange rate appreciating above 0.75, and higher than expected operating costs at Jundee. Costs applicable to sales in Australia/New Zealand are expected to change by approximately $5 to $6 per ounce for every 0.01 move in the Australian dollar exchange rate above an assumed average exchange rate of 0.80 for the second half of 2007.

Development of the Boddington project remains on schedule and is approximately 44% complete, with start-up expected in late 2008 or early 2009. Newmont’s share of the expected capital cost remains between $900 and $1,100.

Batu Hijau Operation

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended June 30,	90	134	$224	$196	$52	$46
Six months ended June 30,	174	207	$276	$200	$63	$48
	Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
Copper	(pounds in millions)		($ per ounce)		($ per ounce)
Three months ended June 30,	97	117	$1.40	$0.71	$0.28	$0.16
Six months ended June 30,	188	198	$1.40	$0.75	$0.29	$0.17

(1)	Consolidated gold ounces or copper pounds sold includes minority interests’ share. On May 25, 2007, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45%.
(2)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Consolidated copper and gold sales per ounce decreased 17% and 33% in the second quarter of 2007 from 2006, respectively, primarily from the timing of concentrate shipments and lower gold production. Concentrates held in inventory increased in the second quarter of 2007 compared to decreases in concentrate inventories in the second quarter of 2006. Copper production remained constant from the prior year quarter while gold production decreased 22% due to 23% lower gold mill ore grade from processing a larger proportion of ore from stockpiles. Total tons mined in the second quarter of 2007 decreased by 24% compared to the second quarter of 2006 due to longer hauling distances. The waste-to-ore ratio increased to 5.9 in the second quarter of 2007, up from 0.95 in the second quarter of 2006, in preparation for the next phase of ore mining.

Costs applicable to sales nearly doubled per pound of copper and increased 14% per ounce of gold in the second quarter of 2007 from 2006 as a higher proportion of total operating costs were allocated to copper. Total Costs applicable to sales increased 38% from the second quarter of 2006 to the second quarter of 2007, primarily due to increased waste stripping and more ore processed from stockpiles. Additionally, operating costs were impacted by higher labor, maintenance and stockpile re-handling costs.

Consolidated copper and gold sales decreased 5% and 16% in the first half of 2007 from 2006, respectively, due to an increase in concentrate inventory. Copper production remained constant while gold production decreased 11% due to 9% lower mill ore grade. Costs applicable to sales per ounce increased 87% per pound of copper and 38% per ounce of gold due to increased waste removal costs, lower gold production, increased labor, maintenance and stockpile re-handling costs.

The average realized net copper price increased to $3.53 per pound in the second quarter of 2007 from $1.72 per pound in the second quarter of 2006, as the final copper hedge contract deliveries were made in February 2007.

The Company expects consolidated gold and copper sales to meet or exceed approximately 435,000 to 475,000 ounces of gold and approximately 395 to 435 million pounds of copper in 2007. Fewer waste tons were mined in the second quarter of 2007 as compared to the first quarter of 2007 and will continue to be lower during the second half of the year as mining progresses through waste material. The Company continues to expect Costs applicable to sales of approximately $225 to $240 per ounce of gold and $1.10 to $1.20 per pound of copper for 2007. Additionally, a higher proportion of total operating costs could be allocated to gold if gold prices and gold sales volumes increase at a rate higher than copper prices and volumes.

Newmont has a 45% ownership interest in the Batu Hijau mine, held through a partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns Batu Hijau. Newmont identified NTP as a Variable Interest Entity and has fully consolidated Batu Hijau in its consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafa Indah (“PTPI”), an unrelated Indonesian company. Because PTPI’s interest was a carried interest, and because PTPI had been advanced a loan by NTP, Newmont reported a 52.875% economic interest in Batu Hijau, which reflected its actual economic interest in the mine until such time as the loan was fully repaid (including accrued interest). On May 25, 2007, PTPI fully repaid the loan (including accrued interest) from NTP. As a result of the repayment, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45% and the Company recorded a net charge of $25 million (after-tax) against Minority interest expense in the second quarter of 2007.

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

Ahafo Operation

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended June 30,	123	—	$384	$—	$108	$—
Six months ended June 30,	248	—	$362	$—	$93	$—

(1)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Ahafo sold 123,000 and 248,000 ounces in the second quarter and first half of 2007, respectively. Ore tons mined and mill throughput were in line with expectations. Mill ore grade of 0.063 and 0.062 ounces per ton was higher than expected during the second quarter and first half of 2007, respectively. Costs applicable to sales were $384 and $362 per ounce for the second quarter and first half of 2007, respectively, primarily due to lower than anticipated self-generated power requirements. Additionally, higher than expected production from the higher ore grades helped to reduce Costs applicable to sales per ounce.

The Company continues to expect gold sales of approximately 410,000 to 450,000 ounces in 2007. Potential production opportunities may exist from continued higher ore grades. The potential for increased power rationing during the second half of the year could offset these benefits. The Company continues to expect Costs applicable to sales of approximately $460 to $500 per ounce for the year. Lower than anticipated power charges and higher than expected ore grades could reduce Costs applicable to sales to the lower end of or below the expected range if sustained throughout the remainder of the year.

Construction of the 80 mega-watt power plant was substantially complete at the end of the second quarter of 2007, with completion testing progressing well. Power production is expected to be available within a month. As a result of the mining industry’s initiative to install the power plant, the Ghanaian government has agreed, if required, to distribute power proportionately between participating mines and other industrial and commercial customers.

Other Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
Three Months Ended June 30,	(ounces in thousands)		($ per ounce)		($ per ounce)
Kori Kollo(2) (88% owned)	22	31	$369	$309	$113	$67
La Herradura (44% owned)	23	20	265	229	43	98
Golden Giant	9	14	187	157	—	—

Total/Weighted-Average	54	65	$295	$251	$65	$62

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
Six Months Ended June 30,	(ounces in thousands)		($ per ounce)		($ per ounce)
Kori Kollo(2) (88% owned)	46	75	$358	$227	$110	$56
La Herradura (44% owned)	45	40	294	251	76	98
Golden Giant	12	48	205	203	—	12

Total/Weighted-Average	103	163	$312	$226	$82	$53

(1)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.
(2)	Consolidated gold ounces sold includes minority interests’ share.

Kori Kollo, Bolivia. Consolidated gold ounces sold decreased 29% in the second quarter of 2007 from 2006 and 39% in the first half of 2007 from 2006, resulting from lower production due to fewer tons and gold ounces placed on the leach pads in the first quarter of 2007 compared to the first quarter of 2006. Costs applicable to sales per ounce increased 19% in the second quarter of 2007 from 2006 and 58% in the first half of 2007 from 2006, primarily as a result of lower production and higher waste removal costs.

La Herradura, Mexico. Gold ounces sold increased 15% in the second quarter of 2007 from 2006, primarily as a result of 20% more tons placed on the leach pad. Costs applicable to sales per ounce increased 16%, primarily due to increased waste removal costs. Gold ounces sold increased 13% in the first half of 2007 from 2006 primarily as a result of more tons placed on the leach pad. Costs applicable to sales per ounce increased 17%, primarily due to increased waste removal costs.

Golden Giant, Canada. Mining operations at Golden Giant were completed in December 2005. Remnant production from in-circuit inventory recovery and mill clean-up activities was completed in the second quarter of 2007.

Consolidated gold sales for Other Operations in 2007 are expected to be approximately 160,000 to 200,000 ounces at Costs applicable to sales of approximately $305 to $325 per ounce.

Foreign Currency Exchange Rates

The Company’s foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 28% and 35%, of Newmont’s Costs applicable to sales were paid in local currencies during the second quarter of 2007 and 2006, respectively. Approximately 28% and 34%, of Newmont’s Costs applicable to sales were paid in local currencies during the first half of 2007 and 2006, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations, primarily Australia/New Zealand, increased consolidated Costs applicable to sales per ounce by approximately $10 and $8 during the second quarter and first half of 2007 as compared to the corresponding periods in 2006.

Liquidity and Capital Resources

Cash (Used in) Provided from Operating Activities

Net cash used in continuing operations was $624 for the first half of 2007 compared to Net cash provided from continuing operations of $522 in 2006. Cash flow used in operations during 2007 was negatively impacted by $578 settlement of the price-capped forward sales contracts, $276 settlement of pre-acquisition Australia income taxes of Normandy, fewer gold ounces and copper pounds sold and higher operating costs, partially offset by higher realized gold and copper prices, as discussed above in Consolidated Financial Results.

Investing Activities

Net cash used in investing activities of continuing operations was $537 during the first half of 2007 compared to $408 during the same period of 2006.

Additions to property, plant and mine development were as follows:

	Six Months Ended June 30,
	2007	2006
Nevada, USA	$277	$290
Yanacocha, Peru	114	113
Australia/New Zealand:
Tanami, Australia	16	11
Kalgoorlie, Australia	2	9
Jundee, Australia	19	11
Pajingo, Australia	3	5
Martha, New Zealand	19	7
Boddington, Australia	166	17
Other, Australia	2	2

	227	62

Batu Hijau, Indonesia	24	84
Africa:
Ahafo, Ghana	46	108
Akyem, Ghana	10	27

	56	135

Other Operations:
Kori Kollo, Bolivia	—	—
La Herradura, Mexico	8	7

	8	7

Corporate and Other	7	9

	$713	$700

Capital expenditures in Nevada during the first half of 2007 were primarily due to the construction of the power plant, mine equipment replacement and sustaining mine development. Yanacocha capital expenditures were primarily related to construction of the gold mill and leach pad expansions. Capital expenditures in Australia/New Zealand largely resulted from the continued construction of the Boddington project. Batu Hijau’s capital expenditures were predominately used for mine equipment purchases, mine dewatering, and sustaining mine development. Capital expenditures at Ahafo were mainly as a result of power generation solutions, mine equipment purchases, and infrastructure and land. Newmont expects to spend $1,800 to $2,000 on capital expenditures in 2007. Remaining capital expenditures in Australia for the second half of 2007 are exposed to $5 for every 0.01 change in the exchange rate from 0.80.

Capital expenditures in Nevada during the first half of 2006 related to activities for the development of the Leeville, Phoenix, and Power Plant projects, and mine equipment replacement. Yanacocha 2006 capital expenditures were for continuing leach pad construction, mine development and mine equipment. Australia/New Zealand 2006 capital expenditures resulted from mine development and underground fleet replacement combined with the Boddington project. Expenditures in 2006 at Batu Hijau primarily included the purchase of additional surface equipment. Capital expenditures in 2006 at Ahafo resulted from construction and development.

Investments in marketable debt securities, net. The Company had net proceeds of $10 and $473 from auction rate marketable debt securities during the first half of 2007 and 2006, respectively. The Company accounts for these investments as short-term available-for-sale marketable debt securities.

Acquisitions. In March 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington unincorporated joint venture for cash consideration of $164 plus stamp duty of $9 paid in the third quarter of 2006, bringing its interest in the project to 66.67%. In January 2006, Newmont acquired the remaining 15% interest in the Akyem project for cash consideration of $23, bringing its interest in the project to 100%.

Financing Activities

Net cash provided from financing activities was $554 during the first half of 2007 and Net cash used in financing activities during the first half of 2006 was $88.

During the first half of 2007, the Company borrowed $1,155 on its revolving credit facility and $7 at Kori Kollo, incurred debt issuance costs of $1, made scheduled debt repayments of $418, including $345 on its revolving credit facility, $21 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, and $43 related to the Batu Hijau project. The Company also made $345 debt repayments on the revolving credit facility. Subsequent to the period end, the Company issued convertible debt for net proceeds of $1,032 and repaid the outstanding revolving credit facility balance.

Scheduled minimum debt repayments at June 30, 2007 are $87 for the remainder of 2007, $246 in 2008, $128 in 2009, $133 in 2010, $320 in 2011 and $1,740 thereafter. Newmont expects to be able to fund maturities of its debt from Net cash provided from operating activities, short-term investments, existing cash balances or available credit facilities.

Approximately $436 of the total scheduled minimum long-term debt repayments at June 30, 2007 relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. Approximately $87 of this facility is classified as a current liability. Approximately $196 of unsecured debt at Yanacocha is also non-recourse to Newmont. Approximately $14 of this debt is classified as a current liability. Additionally, PT Newmont Nusa Tenggara shareholder loans of $36 at June 30, 2007 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Newmont. This amount is also classified as a current liability.

At June 30, 2007, the Company was in compliance with all required debt covenants and other restrictions related to its debt agreements.

The Company declared regular quarterly dividends totaling $0.20 per common share through June 30, 2007 ($0.10 per common share paid on March 29, 2007 and $0.10 per common share paid on June 29, 2007). Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling CDN$0.2308 per share (CDN $0.1185 per share paid on March 29, 2007 and CDN $0.1123 per share paid on June 29, 2007). The amount paid to common stockholders in the first half of 2007 and 2006 was $90 for both years. The Company also used $115 and $89 to pay dividends to minority interests for the first half of 2007 and 2006, respectively.

During the first half of 2007 and 2006, respectively, the Company issued 478,879 and 1,618,960 common shares for proceeds of $14 and $57, related to the exercise of employee stock options.

Discontinued Operations

Discontinued operations include the Company’s former Merchant Banking Segment, its 50% interest in the Zarafshan-Newmont Joint Venture, expropriated by the Uzbekistan government in August 2006, and the Holloway mine sold in November 2006.

Net cash provided from discontinued operations was $61 in the first half of 2007 compared to $49 in the first half of 2006. Cash provided from discontinued operations relates primarily to royalty and dividend income.

Net cash provided from investing activities of discontinued operations was $43 in the first half of 2007 compared to $25 used in investing activities of discontinued operations in the first half of 2006.

During the first half of 2007, the Company purchased additional marketable equity securities of Gabriel Resources for $27, Neptune Minerals Plc. of $5, and other marketable equity securities for $4. Proceeds from the sale of marketable securities in 2007 include $69 from the sale of Oxiana Limited shares, $4 from the sale of Pan Australia, and $6 from the sale of Western Resources.

During the first half of 2006, the Company purchased additional marketable equity securities and warrants of Queenstake Resources for $10 and reinvested in Canadian Oil Sands Trust for $9. Proceeds from discontinued operations in 2006 include $4 from the sale of Pan Australia shares and $2 on other investment sales.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 2 to our Condensed Consolidated Financial Statements, the Company recognized a $72 increase in its net liability for unrecognized tax benefits as a result of the adoption of FIN 48 on January 1, 2007. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would be required to make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases (as disclosed in Note 27 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007) and $487 of outstanding letters of credit, surety bonds and bank guarantees. Newmont also provides a contingent support line of credit to PT Newmont Nusa Tenggara of which Newmont’s pro-rata share is $37. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (in thousands of tons): 423 for the remainder of 2007; 786 in 2008; 695 in 2009; 681 in 2010 and 2011; and 1,977 thereafter.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2007 and December 31, 2006, $523 and $520, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $113 and $85 were accrued for such obligations at June 30, 2007 and December 31, 2006, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 59% greater or 16% lower than the amount accrued at June 30, 2007. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 20 and 24 to the Condensed Consolidated Financial Statements.

During the first half of 2007 and 2006, capital expenditures were approximately $29 and $58, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

Newmont spent $5 and $4, respectively, during the first half of 2007 and 2006 for environmental obligations related to the former mining sites discussed in Note 24 to the Condensed Consolidated Financial Statements.

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

Newmont had the following derivative contracts outstanding at June 30, 2007:

	Expected Maturity Date			Fair Value
	2007	2008	Total/ Average	At June 30, 2007	At December 31, 2006
S/IDR Forward Purchase Contracts:
$ (millions)	$23	$7	$30	$1	$4
Average rate (IDR/$)	9,473	9,292	9,431

Newmont had copper collar contracts with a fair value of $(173) and gold put option contracts of $(1) outstanding at December 31, 2006. Final delivery under the copper collar contracts occurred in February 2007.

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

At June 30, 2007 and 2006, Batu Hijau had the following gross revenues (before treatment and refining charges) subject to final price adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross revenue subject to final price adjustments
Copper	$322	$377	$402	$477
Gold	$20	$24	$28	$24

The average final price adjustments realized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average final price adjustments
Copper	26%	62%	4%	44%
Gold	2%	5%	2%	7%

Interest Rate Swap Contracts

At June 30, 2007, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $275 8 5/8% debentures expiring in 2011. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three and six months ended June 30, 2007 and 2006, these transactions had an insignificant impact on interest expense. The fair value of the interest rate swaps was $nil and $1 at June 30, 2007 and December 31, 2006, respectively.

ITEM 4. CONTROLS AND PROCEDURES.

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer

have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 24 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1, 2007 through April 30, 2007	379	(1)	$46.83	—	N/A
May 1, 2007 through May 31, 2007	6,801	(1)	$42.06	—	N/A
June 1, 2007 through June 30, 2007	—		—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipients’ tax withholding obligations.

ITEM 6. EXHIBITS.

(a) The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: August 2, 2007	/s/ RUSSELL BALL
Russell Ball Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2007	/s/ ROGER P. JOHNSON
Roger P. Johnson Controller and Chief Accounting Officer (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Indenture related to the 1.250% Convertible Senior Notes due 2014, dated as of July 17, 2007, between by and among Newmont Mining Corporation, Newmont USA Limited and The Bank of New York Trust Company, N.A., as trustee (including form of 1.250% Convertible Senior Note due 2014).

4.2	Indenture related to the 1.625% Convertible Senior Notes due 2017, dated as of July 17, 2007, between by and among Newmont Mining Corporation, Newmont USA Limited and The Bank of New York Trust Company, N.A., as trustee (including form of 1.625% Convertible Senior Note due 2017).

4.3	Registration Rights Agreement, dated as of July 17, 2007, by and among Newmont Mining Corporation, Newmont USA Limited and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Representatives of the several Initial Purchasers listed in Schedule I to the Purchase Agreement.

10.1	Purchase Agreement, dated as of July 11, 2007, by and among Newmont Mining Corporation, Newmont USA Limited and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Representatives of the several Initial Purchasers listed in Schedule I thereto.

10.2	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes).

10.3	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes).

10.4	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes).

10.5	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes).

10.6	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes).

10.7	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes).

10.8	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes).

10.9	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes).

Exhibit Number	Description of Exhibit

10.10	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes).

10.11	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes).

10.12	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes).

10.13	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes).

10.14	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes).

10.15	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes).

10.16	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes).

10.17	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes).

10.18	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes).

10.19	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes).

10.20	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes).

10.21	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes).

10.22	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes).

10.23	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes).

2

Exhibit Number	Description of Exhibit

10.24	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes).

10.25	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes).

10.26	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes).

10.27	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes).

10.28	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes).

10.29	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes).

10.30	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes).

10.31	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes).

10.32	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes).

10.33	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes).

10.34	Annual Incentive Compensation Payroll Practice of the Registrant, as amended and restated effective January 1, 2007.

10.35	Newmont Employee Performance Incentive Compensation Payroll Practice, effective and restated January 1, 2007.

10.36	Summary of Executive Compensation.

10.37	Office Space and Office Services Agreement, effective as of January 1, 2008, between Newmont USA Limited and Wayne W. Murdy.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer.

3

Exhibit Number	Description of Exhibit

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.[1]

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer.[1]

[1]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

4