Form 10-Q
period 2007-09-30
NEWMONT MINING CORP /DE/
filed 2007-10-31
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

There were 433,040,523 shares of common stock outstanding on October 25, 2007 (and 18,805,306 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Sales - gold, net	$1,099	$1,009	$3,104	$3,095
Sales - copper, net	547	93	1,100	432

	1,646	1,102	4,204	3,527

Costs and expenses
Costs applicable to sales (exclusive of loss on settlement of price-capped forward sales contracts, Midas redevelopment and depreciation, depletion and amortization, shown separately below)
Gold	627	525	1,931	1,564
Copper	111	66	373	215
Loss on settlement of price-capped forward sales contracts (Note 3)	—	—	531	—
Midas redevelopment (Note 4)	10	—	10	—
Depreciation, depletion and amortization	176	149	557	430
Exploration	47	41	132	120
Advanced projects, research and development	16	22	45	61
General and administrative	40	29	113	103
Other expense, net (Note 5)	19	34	93	61

	1,046	866	3,785	2,554

Other income (expense)
Other income, net (Note 6)	35	(9)	70	(2)
Interest expense, net	(28)	(28)	(77)	(70)

	7	(37)	(7)	(72)

Income from continuing operations before income tax, minority interest and equity income of affiliates	607	199	412	901
Income tax expense (Note 9)	(84)	(106)	(105)	(259)
Minority interest in income of consolidated subsidiaries (Note 10)	(198)	(52)	(352)	(279)
Equity income of affiliates	—	1	—	1

Income (loss) from continuing operations	325	42	(45)	364
Income (loss) from discontinued operations (Note 11)	72	156	(1,552)	204

Net income (loss)	$397	$198	$(1,597)	$568

Income per common share (Note 13)
Basic:
Income (loss) from continuing operations	$0.72	$0.09	$(0.10)	$0.81
Income (loss) from discontinued operations	0.16	0.35	(3.44)	0.45

Net income (loss)	$0.88	$0.44	$(3.54)	$1.26

Diluted:
Income (loss) from continuing operations	$0.72	$0.09	$(0.10)	$0.81
Income (loss) from discontinued operations	0.16	0.35	(3.43)	0.45

Net income (loss)	$0.88	$0.44	$(3.53)	$1.26

Basic weighted-average common shares outstanding	452	450	451	449

Diluted weighted-average common shares outstanding	453	452	453	451

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At September 30, 2007	At December 31, 2006
ASSETS
Cash and cash equivalents	$1,053	$1,166
Marketable securities and other short-term investments (Note 16)	1,085	109
Trade receivables	352	142
Accounts receivable	147	206
Inventories (Note 17)	387	382
Stockpiles and ore on leach pads (Note 18)	395	378
Deferred income tax assets	143	156
Other current assets	130	93

Current assets	3,692	2,632
Property, plant and mine development, net	7,334	6,594
Investments (Note 16)	351	1,319
Long-term stockpiles and ore on leach pads (Note 18)	782	812
Deferred income tax assets	1,004	796
Other long-term assets	200	178
Goodwill	1,320	1,343
Assets of operations held for sale (Note 11)	301	1,927

Total assets	$14,984	$15,601

LIABILITIES
Current portion of long-term debt (Note 19)	$288	$159
Accounts payable	265	340
Employee-related benefits	148	182
Derivative instruments (Note 12)	––	174
Income and mining taxes	258	351
Other current liabilities (Note 20)	663	515

Current liabilities	1,622	1,721
Long-term debt (Note 19)	2,745	1,752
Reclamation and remediation liabilities (Note 21)	546	528
Deferred income tax liabilities	422	626
Employee-related benefits	250	309
Other long-term liabilities (Note 20)	150	135
Liabilities of operations held for sale (Note 11)	114	95

Total liabilities	5,849	5,166

Commitments and contingencies (Note 25)
Minority interest in subsidiaries	1,506	1,098

STOCKHOLDERS’ EQUITY
Common stock	690	677
Additional paid-in capital	6,708	6,703
Accumulated other comprehensive income	743	673
Retained (deficit) earnings	(512)	1,284

Total stockholders’ equity	7,629	9,337

Total liabilities and stockholders’ equity	$14,984	$15,601

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net (loss) income	$(1,597)	$568
Adjustments to reconcile net (loss) income to net cash from continuing operations:
Depreciation, depletion and amortization	557	430
Revenue from prepaid forward sales obligation	—	(48)
Loss (income) from discontinued operations	1,552	(204)
Accretion of accumulated reclamation obligations	29	22
Deferred income taxes	(268)	(115)
Minority interest expense	352	279
Gain on asset sales, net	(13)	(16)
Hedge (gain) loss, net	(9)	82
Other operating adjustments and write-downs	87	107
Net change in operating assets and liabilities (Note 22)	(793)	(382)

Net cash (used in) provided from continuing operations	(103)	723
Net cash provided from discontinued operations (Note 11)	96	73

Net cash (used in) provided from operations	(7)	796

Investing activities:
Additions to property, plant and mine development	(1,162)	(1,104)
Investments in marketable debt securities	(206)	(1,340)
Proceeds from sale of marketable debt securities	208	1,928
Acquisitions (Note 15)	—	(348)
Cash received on repayment of Batu Hijau carried interest (Note 10)	161	—
Other	25	19

Net cash used in investing activities of continuing operations	(974)	(845)
Net cash provided from investing activities of discontinued operations (Note 11)	123	255

Net cash used in investing activities	(851)	(590)

Financing activities:
Proceeds from debt, net	2,728	198
Repayment of debt	(1,651)	(63)
Early extinguishment of prepaid forward sales obligation	—	(48)
Dividends paid to common stockholders	(136)	(135)
Dividends paid to minority interests of consolidated subsidiaries	(116)	(235)
Proceeds from stock issuance	20	66
Purchase of Company share call options (Note 19)	(366)	—
Issuance of Company share warrants (Note 19)	248	—
Change in restricted cash and other	7	(11)

Net cash provided from (used in) financing activities of continuing operations	734	(228)
Net cash used in financing activities of discontinued operations (Note 11)	—	(7)

Net cash provided from (used in) financing activities	734	(235)

Effect of exchange rate changes on cash	11	6

Net change in cash and cash equivalents	(113)	(23)
Cash and cash equivalents at beginning of period	1,166	1,082

Cash and cash equivalents at end of period	$1,053	$1,059

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(1)	BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These interim Condensed Consolidated Financial Statements should be read in conjunction with Newmont’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2006, filed February 26, 2007 and Form 8-K, filed October 15, 2007.

References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “IDR” to Indonesian currency and “$” to United States currency.

Certain amounts for the three and nine months ended September 30, 2006 and as of December 31, 2006 have been reclassified to conform to the 2007 presentation. The Company has reclassified the balance sheet, income statement and cash flow statement amounts for the Merchant Banking Segment and the Zarafshan-Newmont Joint Venture and Holloway operations from the historical presentation to discontinued operations in the Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Income (Loss) and Cash Flows for all periods presented.

(2)	ACCOUNTING DEVELOPMENTS

Recently Adopted Pronouncements

Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007. Refer to Note 9 for a discussion regarding the cumulative effect of adopting FIN 48.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. The Company had $25 accrued for interest at January 1, 2007. Of this amount, $13 has been considered in the statement of financial position as part of the cumulative effect adjustment to retained earnings.

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

Recently Issued Pronouncements

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact that this statement will have on the Company’s consolidated financial position, results of operations and disclosures, should the Company elect to measure certain financial instruments at fair value.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Recent Developments

Accounting for Convertible Debt Instruments

On September 5, 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. If the proposed FSP were to be adopted, the Company estimates that approximately $300 million of debt discount would be recorded and the effective interest rate on its 2014 and 2017 convertible senior notes (Note 19) would increase by approximately 5 percentage points for the non-cash amortization of the debt discount.

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

In June 2007, the Company paid $578 to eliminate its entire 1.85 million ounce price-capped forward sales contracts. The Company reported a $531 pre-tax loss on the early settlement of the contracts, after a $47 reversal of previously recognized deferred revenue.

(4)	MIDAS REDEVELOPMENT

On June 19, 2007, an accident occurred at the Midas mine in Nevada, which resulted in suspension of operations at the mine to initiate rescue and subsequent recovery efforts. As a result, the Mine Safety and Health Administration (“MSHA”) issued an order requiring operations to temporarily cease at the mine. During the third quarter of 2007, activities were undertaken, at the direction of MSHA, to regain entry into the mine in order to ultimately resume commercial production. The redevelopment and holding costs of $10 in the three and nine months ended September 30, 2007 included access development, inspection, preventative repairs and road and mill maintenance.

(5)	OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reclamation and remediation	$2	$4	$20	$7
Pension settlement loss (Note 7)	3	—	16	—
Buyat Bay	2	6	10	17
Western Australia power plant	1	(3)	9	(3)
Australian office relocation	1	—	6	3
Peruvian royalty	1	19	5	19
Other	9	8	27	18

	$19	$34	$93	$61

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(6)	OTHER INCOME, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$11	$16	$34	$52
Foreign currency exchange gain, net	14	2	17	11
Gain on sale of other assets, net	9	7	13	16
Gain (loss) on ineffective portion of derivative instruments, net	1	(1)	1	(60)
Income from development projects, net	—	5	—	14
Loss on early retirement of debt	—	(40)	—	(40)
Other	—	2	5	5

	$35	$(9)	$70	$(2)

(7) EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Pension benefit costs, net
Service cost	$5	$3	$15	$11
Interest cost	6	6	18	17
Expected return on plan assets	(5)	(4)	(16)	(13)
Amortization of prior service cost	—	—	1	1
Amortization of loss	5	2	21	6

	$11	$7	$39	$22

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Other benefit costs, net
Service cost	$1	$1	$4	$4
Interest cost	1	1	4	4

	$2	$2	$8	$8

Pension settlement losses related to senior management retirements of $3 and $16 were recognized in the three and nine months ended September 30, 2007, respectively, and included in Other expense, net.

(8)    STOCK BASED COMPENSATION

The Company recognized stock options and other stock based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	$4	$6	$14	$21
Restricted stock	—	—	3	—
Restricted stock units	—	—	1	—
Deferred stock awards	3	2	7	6

	$7	$8	$25	$27

For the three months ended September 30, 2007 and 2006, no stock options were granted. For the nine months ended September 30, 2007 and 2006, 1,066,500 and 1,238,750 stock options, respectively, were granted at the weighted-average exercise price of $42 and $58, respectively. At September 30, 2007, there was $16 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years. The total intrinsic value of options exercised in the third quarter of 2007 and 2006 was $4 and $10, respectively. The total intrinsic value of options exercised in the nine month period of 2007 and 2006 was $10 and $48, respectively. During the nine months ended September 30, 2007 and 2006, 1,150,551 and 1,153,974 stock options vested, respectively, at the weighted-average fair market value of $47 and $37, respectively.

For the three months ended September 30, 2007 and 2006, no shares of restricted stock were granted. For the nine months ended September 30, 2007 and 2006, 175,114 and 102,491 shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $45 and $58, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

For the three months ended September 30, 2007 and 2006, no shares of restricted stock units were granted. For the nine months ended September 30, 2007 and 2006, 20,212 and 19,181 shares of restricted stock units, respectively, were granted, at the weighted-average fair market value of $45 and $58, respectively, per underlying share of the Company’s common stock.

For the three months ended September 30, 2007 and 2006, no deferred stock awards were granted. For the nine months ended September 30, 2007 and 2006, 365,776 and 237,946 deferred stock awards, respectively, were granted.

(9)	INCOME TAXES

The Company operates in numerous countries around the world and accordingly is subject to, and pays, annual income taxes under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and to pay the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Through September 30, 2007, as a result of this adoption, the Company recognized a $97 increase in its net liability for unrecognized income tax benefits. Through September 30, 2007, the beginning balance of net deferred tax assets was reduced by $45 (primarily, as a result of utilization of foreign tax credits and net operating losses as part of the FIN 48 measurement process, offset, in part, by the impact of the interaction of the Alternative Minimum Tax rules), goodwill increased by $5, minority interest increased by $4, and retained earnings decreased by $108. Also through September 30, 2007, the Company reclassified $16 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. As of September 30, 2007, the Company had $247 of total gross unrecognized tax benefits. Of this, $108 represents the amount of net unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. The Company had $25 accrued for interest at January 1, 2007. Of this amount, $13 has been considered in the statement of financial position as part of the cumulative effect to retained earnings. The Company accrued an additional $9 for interest through September 30, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and in foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state and local income or non-U.S. income tax audits by taxing authorities for years through 1999. As a result of statute of limitations that will begin to expire within the next 12 months, the Company believes that it is reasonably possible that the total amount of unrecognized tax benefit will decrease between $15 to $25.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(10)	MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES

Newmont has a 45% ownership interest in the Batu Hijau mine, held through a partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns the Batu Hijau mine. Newmont identified NTP as a Variable Interest Entity and has fully consolidated Batu Hijau in its consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafa Indah (“PTPI”), an unrelated Indonesian company. Because PTPI’s interest was a carried interest, and because PTPI had been advanced a loan by NTP, Newmont reported a 52.875% economic interest in Batu Hijau, which reflected its actual economic interest in the mine until such time as the loan was fully repaid (including accrued interest). On May 25, 2007, PTPI fully repaid the loan (including accrued interest) from NTP. As a result of the loan repayment, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45% and the Company recorded a net charge of $25 (after-tax) against Minority interest expense in the second quarter of 2007.

(11)	DISCONTINUED OPERATIONS

Discontinued operations include the Company’s Merchant Banking Segment, its 50% interest in the Zarafshan-Newmont Joint Venture (“ZNJV”), expropriated by the Uzbekistan government in August 2006, and the Holloway mine sold in November 2006.

During June 2007, Newmont’s Board of Directors approved a plan to cease Merchant Banking activities. Merchant Banking previously provided advisory services to assist in managing the Company’s portfolio of operating and property interests. Merchant Banking was also engaged in developing value optimization strategies for operating and non-operating assets, business development activities, merger and acquisition analysis and negotiations, monetizing inactive exploration properties, capitalizing on proprietary technology and know-how and acting as an internal resource for other corporate groups to improve and maximize business outcomes. As a result of the Board’s approval of management’s plan to cease Merchant Banking activities, the Company recorded a $1,665 non-cash charge to impair the goodwill associated with the Merchant Banking Segment in the second quarter of 2007. The Company has decided to dispose of its royalty portfolio and a portion of its existing equity investments within the next nine months and will not make further investments in equity securities that do not support its core gold mining business.

During July 2007, the Company and certain Uzbekistan parties settled a dispute involving ZNJV. The Company received proceeds of $80 and recognized a pre-tax gain of $77 in the third quarter of 2007. Under the agreements, the Company’s interest in ZNJV transferred to the Uzbekistan parties.

The Company has reclassified the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to Income (loss) from discontinued operations in the Condensed Consolidated Statements of Income (Loss) for all periods presented. The Condensed Consolidated Statements of Cash Flows have been reclassified for discontinued operations for all periods presented.

The following table details selected financial information included in Income (loss) from discontinued operations in the Condensed Consolidated Statements of Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales - gold, net	$—	$5	$—	$52

Income from operations	$34	$25	$116	$74
Gain on sale of Alberta oil sands project	—	266	—	266
Gain on sale of Martabe project	—	30	—	30
Loss on impairment	—	(101)	(1,665)	(101)
Gain on sale of ZNJV	77	—	77	—

Pre-tax gain (loss)	111	220	(1,472)	269
Income tax expense	(39)	(64)	(80)	(65)

Income (loss) from discontinued operations	$72	$156	$(1,552)	$204

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The major classes of Assets and Liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	At September 30, 2007	At December 31, 2006
Assets:
Accounts receivable	$32	$10
Property, plant and mine development	262	253
Deferred income tax assets	7	3
Goodwill	—	1,661

Total assets of operations held for sale	$301	$1,927

Liabilities:
Accounts payable	$1	$—
Income and mining taxes	60	13
Deferred income tax liabilities	49	77
Other liabilities	4	5

Total liabilities of operations held for sale	$114	$95

The following table details selected financial information included in Net cash provided from discontinued operations and Net cash provided from (used in) investing and financing activities of discontinued operations:

	Nine Months Ended September 30,
	2007	2006
Net cash provided from discontinued operations:
(Loss) income from discontinued operations	$(1,552)	$204
Depreciation, depletion and amortization	8	18
Deferred income taxes	41	(41)
Gain on asset sales, net	(77)	(296)
Gain on investments, net	(39)	(4)
Goodwill impairment	1,665	—
Other operating adjustments and write-downs	12	95
Decrease in net operating assets	38	97

	$96	$73

Net cash provided from (used in) investing activities of discontinued operations:
Additions to property, plant and mine development	$(2)	$(11)
Investments in marketable equity securities	(37)	(49)
Proceeds from sale of marketable equity securities	85	6
Proceeds from asset sales, net	77	313
Other	—	(4)

	$123	$255

Net cash used in financing activities of discontinued operations:
Repayment of debt	$—	$(7)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(12)	SALES CONTRACTS, COMMODITY AND DERIVATIVE INSTRUMENTS

For the three months ended September 30, 2007 and 2006, gains of $1 and losses of $1, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. For the nine months ended September 30, 2007 and 2006, gains of $1 and losses of $60, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount anticipated to be reclassified from Accumulated other comprehensive income to income for derivative instruments during the next 12 months is a gain of approximately $9. The maximum period over which hedged forecasted transactions are expected to occur is 4 years.

Newmont had the following derivative contracts outstanding at September 30, 2007:

	Expected Maturity Date					Fair Value
	2007	2008	2009	2010	Total/ Average	At September 30, 2007	At December 31, 2006
IDR:
$ (millions)	$28	$59	$—	$—	$87	$1	$4
Average rate (IDR/$)	9,351	9,399	—	—	9,384
A$:
$ (millions)	$11	$45	$44	$28	$128	$8	$—
Average rate ($/A$)	0.8175	0.8090	0.7960	0.7834	0.7997

Newmont had copper collar contracts with a fair value of $(173) and gold put option contracts of $(1) outstanding at December 31, 2006. Final delivery under the copper collar contracts occurred in February 2007.

Australian Dollar Fixed Forward Contracts

During the third quarter of 2007, Newmont began a layered fixed forward contract program to hedge a portion of its A$ denominated operating expenditures. The hedges include a series of fixed forward contracts with expiration dates ranging up to three years.

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

At September 30, 2007 and 2006, Batu Hijau had the following gross revenues (before treatment and refining charges) subject to final price adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross revenue subject to final price adjustments
Copper	$594	$309	$706	$405
Gold	$31	$9	$39	$19

The average final price adjustments realized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average final price adjustments
Copper	3%	26%	3%	39%
Gold	4%	(4)%	3%	4%

Interest Rate Swap Contracts

At September 30, 2007, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $275 8 5/8% debentures expiring in 2011. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three and nine months ended September 30, 2007 and 2006, these transactions had an insignificant impact on interest expense. The fair value of the interest rate swaps was $1 at September 30, 2007 and December 31, 2006.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(13)	INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is computed similarly to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$325	$42	$(45)	$364
Income (loss) from discontinued operations	72	156	(1,552)	204

Net income (loss)	$397	$198	$(1,597)	$568

Denominator:
Basic	452	450	451	449
Effect of employee stock-based awards	1	2	2	2

Diluted	453	452	453	451

Income (loss) per common share
Basic:
Income (loss) from continuing operations	$0.72	$0.09	$(0.10)	$0.81
Income (loss) from discontinued operations	0.16	0.35	(3.44)	0.45

Net income (loss)	$0.88	$0.44	$(3.54)	$1.26

Diluted:
Income (loss) from continuing operations	$0.72	$0.09	$(0.10)	$0.81
Income (loss) from discontinued operations	0.16	0.35	(3.43)	0.45

Net income (loss)	$0.88	$0.44	$(3.53)	$1.26

Options to purchase 2.1 million shares of common stock at average exercise prices of $51.42 and $52.45 were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive.

(14)  COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$397	$198	$(1,597)	$568
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable equity securities (Note 16)	(75)	(83)	(44)	172
Foreign currency translation adjustments	20	7	85	26
Change in pension and other benefit liabilities:
Net amount reclassified to income	5	—	22	—
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	5	(18)	9	(198)
Net amount reclassified to income	(1)	64	(2)	194

Net unrecognized gain (loss) on derivatives	4	46	7	(4)

	(46)	(30)	70	194

Comprehensive income (loss)	$351	$168	$(1,527)	$762

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(15)	ACQUISITIONS

In September 2006, Newmont acquired a 40% interest in Shore Gold Inc.’s Fort a la Corne Joint Venture in Saskatchewan, Canada for $152.

In March 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington unincorporated joint venture for total consideration of $173, bringing its interest in the project to 66.67%.

In January 2006, Newmont acquired the remaining 15% interest in the Akyem project for cash consideration of $23, bringing its interest in the project to 100%.

(16)	INVESTMENTS

	At September 30, 2007				At December 31, 2006
		Unrealized				Unrealized
	Cost/Equity Basis	Gain	Loss	Fair/Equity Value	Cost/Equity Basis	Gain	Loss	Fair/Equity Value
Current:
Marketable debt securities:
Auction rate securities	$8	$—	$(1)	$7	$10	$—	$—	$10

Marketable equity securities:
Canadian Oil Sands Trust	308	710	—	1,018	—	—	—	—
Agincourt Resources	—	—	—	—	37	10	—	47
Other	16	34	—	50	10	33	—	43

	324	744	—	1,068	47	43	—	90

Other investments, at cost	10	—	—	10	9	—	—	9

	$342	$744	$(1)	$1,085	$66	$43	$—	$109

Long-term:
Marketable equity securities:
Canadian Oil Sands Trust	$—	$—	$—	$—	$265	$603	$—	$868
Gabriel Resources, Ltd.	111	7	—	118	69	104	—	173
Shore Gold, Inc.	104	—	(53)	51	90	—	—	90
Miramar Mining Corp.	32	55	—	87	28	57	—	85
Other	25	11	(2)	34	34	17	(4)	47

	272	73	(55)	290	486	781	(4)	1,263

Other investments, at cost	12	—	—	12	12	—	—	12

Investment in affiliates:
European Gold Refineries	27	—	—	27	17	—	—	17
AGR Matthey JV	17	—	—	17	16	—	—	16
Regis Resources NL	5	—	—	5	11	—	—	11

	49	—	—	49	44	—	—	44

	$333	$73	$(55)	$351	$542	$781	$(4)	$1,319

During the third quarter of 2007, Newmont sold shares of Queenston Mining, Inc. and other marketable equity securities recognizing a gain of $3. Newmont recognized a $6 and $10 impairment of its investment in Southwestern Resources for an other-than-temporary decline in value of marketable equity securities in the three and nine months ended September 30, 2007, respectively. During the nine month period of 2007, the unrealized value of the Company’s investments in marketable equity securities decreased by $58, primarily related to a decline in value of Shore Gold, Inc. and Gabriel Resources, Ltd.

In June 2007, the Board of Directors of Newmont approved a plan to discontinue its Merchant Banking Segment. Specifically, the Company has decided to dispose of a portion of its existing equity investments within the next twelve months and not to make further investments in equity securities that do not support its core gold mining business. As a result, Newmont’s investment in Canadian Oil Sands Trust has been reclassified to current. In addition, the realized investment gains and impairments have been reclassified to Income (loss) from discontinued operations on the Condensed Consolidated Statements of Income (Loss). For more information on the discontinued operation of the Merchant Banking Segment, see Note 11 to the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(17)	INVENTORIES

	At September 30, 2007	At December 31, 2006
In-process	$63	$61
Concentrate	14	6
Precious metals	16	43
Materials, supplies and other	294	272

	$387	$382

(18)	STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2007	At December 31, 2006
Current:
Stockpiles	$212	$216
Ore on leach pads	183	162

	$395	$378

Long-term:
Stockpiles	$530	$527
Ore on leach pads	252	285

	$782	$812

(19)	DEBT

	At September 30, 2007		At December 31, 2006
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$22	$213	$21	$235
Corporate revolving credit facility	—	20	—	—
5 7/8% notes, net of discount	—	597	—	597
8 5/8% debentures, net of discount	—	217	—	217
2014 convertible senior notes	—	575	—	—
2017 convertible senior notes	—	575	—	—
Newmont Australia 7 5/8% guaranteed notes, net of premium	119	—	—	120
PTNNT project financing facility	87	350	87	393
PTNNT shareholder loan	36	—	36	—
Yanacocha credit facility	14	79	10	90
Yanacocha bonds	—	100	—	100
Project financings, capital leases and other	10	19	5	—

	$288	$2,745	$159	$1,752

Scheduled minimum debt repayments at September 30, 2007 are $85 for the remainder of 2007, $253 in 2008, $136 in 2009, $138 in 2010, $321 in 2011 and $2,100 thereafter.

During July 2007, the Company completed a private offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 Notes, maturing on July 15, 2014, will pay interest semi-annually at a rate of 1.25% per annum, and the 2017 Notes, maturing on July 15, 2017, will pay interest semi-annually at a rate of 1.625% per annum. The Notes are convertible, at the holder’s option, equivalent to a conversion price of $46.21 per share of common stock. Upon conversion, the principle amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. The Company does not have an option to redeem the notes prior to their applicable stated maturity date. The net proceeds from the offering, after expenses, were approximately $1,126.

In connection with the convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). These transactions included the purchase of call options and the sale of warrants. The purchased call options cover, in the aggregate and subject to customary anti-dilution adjustments, 24,887,956 shares of the Company’s common stock, par value $1.60 per share. The Company sold warrants to purchase, in the aggregate and subject to customary anti-dilution adjustments, 24,887,956 shares of common stock at a price of $60.27 per share. In most cases, the warrants may not be exercised prior to the maturity of the notes. As a result of the call option and warrant transactions, the conversion price of $46.21 was effectively increased to $60.27. The aggregate cost to the Company of the purchased call options was $366, partially offset by $248 that the Company received from the sale of the warrants. The Company has analyzed the Call Spread Transactions

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in paid-in capital and the proceeds of the warrants as an addition to paid-in capital, and the Company will not recognize subsequent changes in fair value of the agreements.

Also in connection with the convertible senior notes offering, the Company entered into a Registration Rights Agreement dated as of July 17, 2007 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a shelf registration statement covering resales of the convertible senior notes and the shares of common stock issuable upon conversion of the notes. On October 15, 2007, the Company filed the registration statement with the SEC, and it became effective immediately upon filing. On October 16, 2007, the Company filed a prospectus supplement naming the selling security holders eligible to resell notes and common stock under the shelf registration statement. The Company is required to file amendments and supplements to the shelf registration statement from time to time to update the identification of selling security holders.

Pursuant to the Registration Rights Agreement, the Company agreed that we would, at our cost and subject to certain rights to suspend use of the shelf registration statement, use commercially reasonable efforts to keep the shelf registration statement effective for a period of two years after the closing of the offering of the notes or until the earlier of (i) the sale or transfer pursuant to a shelf registration statement of all of the notes and common stock issuable upon conversion of the notes, (ii) the date when holders (other than holders that are affiliates of the Company) of the notes and common stock issuable upon conversion of the notes are able to sell all such securities immediately without restriction, and (iii) the date on which all of the notes have been converted or all of the notes and common stock issuable upon conversion of the notes otherwise cease to be outstanding. In the event that the shelf registration statement is not effective for reasons other than the Company’s right to suspend its use, additional interest will accrue at a rate per year equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days until an effective registration statement is re-established. The Company expects that the shelf registration statement will remain effective for the required period of time and accordingly, has not recorded a liability for potential payments resulting from the additional interest provisions of the Registration Rights Agreement.

(20)	OTHER LIABILITIES

	At September 30, 2007	At December 31, 2006
Other current liabilities:
Accrued capital expenditures	$173	$128
Deferred income tax liabilities	133	9
Accrued operating costs	132	156
Reclamation and remediation liabilities	89	77
Interest	53	34
Royalties	29	39
Taxes other than income and mining	27	18
Deferred revenue	4	9
Other	23	45

	$663	$515

	At September 30, 2007	At December 31, 2006
Other long-term liabilities:
Income taxes	$114	$54
Deferred revenue from the sale of future production	—	47
Other	36	34

	$150	$135

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(21)	RECLAMATION AND REMEDIATION LIABILITIES (ASSET RETIREMENT OBLIGATIONS)

At September 30, 2007 and December 31, 2006, $524 and $520, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2007 and December 31, 2006, $111 and $85, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the liability for asset retirement obligations:

	Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$605	$505
Additions, changes in estimates and other	38	51
Liabilities settled	(37)	(42)
Accretion expense	29	22

Balance at end of period	$635	$536

The current portions of Reclamation and remediation liabilities of $89 and $77 at September 30, 2007 and December 31, 2006, respectively, are included in Other current liabilities.

(22)	NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash (used in) provided from operating activities attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2007	2006
Increase in operating assets:
Trade and accounts receivable	$(152)	$(52)
Inventories, stockpiles and ore on leach pads	(38)	(323)
Other assets	(4)	(49)
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(562)	86
Reclamation liabilities	(37)	(44)

	$(793)	$(382)

The decrease in accounts payable and other accrued liabilities includes $276 from the settlement of pre-acquisition Australian income taxes of Normandy and $174 from the final settlement of copper collar contracts.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(23)	SEGMENT INFORMATION

The Company has reclassified its segment presentation to eliminate the Merchant Banking segment for all periods presented (Notes 1 and 11). Financial information relating to Newmont’s segments is as follows:

	Three Months Ended September 30, 2007
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$392	$245	$219	$140	$76	$27
Copper	$—	$—	$—	$547	$—	$—
Cost applicable to sales:
Gold	$249	$129	$153	$29	$51	$16
Copper	$—	$—	$—	$111	$—	$—
Midas redevelopment	$10	$—	$—	$—	$—	$—
Depreciation, depletion and amortization:
Gold	$48	$42	$36	$5	$11	$4
Copper	$—	$—	$—	$24	$—	$—
Other	$—	$—	$—	$—	$—	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$1	$2	$2	$1	$4	$—
Other income, net	$4	$3	$(1)	$1	$1	$8
Interest expense, net	$—	$1	$(2)	$9	$—	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$87	$68	$22	$507	$11	$18
Equity income of affiliates	$—	$—	$(3)	$—	$—	$—
Capital expenditures	$176	$67	$144	$19	$38	$4

	Three Months Ended September 30, 2007
	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$1,099	$—	$—	$1,099
Copper	$547	$—	$—	$547
Cost applicable to sales:
Gold	$627	$—	$—	$627
Copper	$111	$—	$—	$111
Midas redevelopment	$10	$—	$—	$10
Depreciation, depletion and amortization:
Gold	$146	$—	$—	$146
Copper	$24	$—	$—	$24
Other	$—	$—	$6	$6
Exploration	$—	$47	$—	$47
Advanced projects, research and development	$10	$—	$6	$16
Other income, net	$16	$—	$19	$35
Interest expense, net	$9	$—	$19	$28
Pre-tax income (loss) before minority interest and equity income of affiliates	$713	$(48)	$(58)	$607
Equity income of affiliates	$(3)	$—	$3	$—
Capital expenditures	$448	$—	$1	$449

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2006
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$309	$358	$221	$35	$47	$37
Copper	$—	$—	$—	$93	$—	$—
Cost applicable to sales:
Gold	$224	$121	$134	$16	$19	$11
Copper	$—	$—	$—	$66	$—	$—
Depreciation, depletion and amortization:
Gold	$37	$46	$32	$7	$6	$5
Copper	$—	$—	$—	$12	$—	$—
Other	$—	$—	$1	$—	$—	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$4	$1	$2	$2	$6	$—
Other income, net	$4	$4	$4	$1	$1	$3
Interest expense, net	$—	$9	$—	$11	$—	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$48	$161	$65	$13	$16	$27
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Capital expenditures	$211	$61	$53	$13	$65	$1

	Three Months Ended September 30, 2006
	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$1,007	$—	$2	$1,009
Copper	$93	$—	$—	$93
Cost applicable to sales:
Gold	$525	$—	$—	$525
Copper	$66	$—	$—	$66
Depreciation, depletion and amortization:
Gold	$133	$—	$—	$133
Copper	$12	$—	$—	$12
Other	$1	$—	$3	$4
Exploration	$—	$41	$—	$41
Advanced projects, research and development	$15	$—	$7	$22
Other income, net	$17	$1	$(27)	$(9)
Interest expense, net	$21	$—	$7	$28
Pre-tax income (loss) before minority interest and equity income of affiliates	$330	$(40)	$(91)	$199
Equity income of affiliates	$—	$—	$1	$1
Capital expenditures	$404	$—	$—	$404

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2007
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$1,102	$750	$662	$255	$239	$95
Copper	$—	$—	$—	$1,100	$—	$—
Cost applicable to sales:
Gold	$783	$403	$480	$77	$141	$47
Copper	$—	$—	$—	$373	$—	$—
Loss on settlement of price-capped forward sales contracts	$—	$—	$—	$—	$—	$—
Midas redevelopment	$10	$—	$—	$—	$—	$—
Depreciation, depletion and amortization:
Gold	$169	$124	$105	$16	$34	$12
Copper	$—	$—	$—	$78	$—	$—
Other	$—	$—	$2	$—	$—	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$3	$6	$4	$1	$13	$—
Other income, net	$7	$14	$(10)	$6	$2	$9
Interest expense, net	$—	$3	$—	$29	$1	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$131	$214	$42	$784	$51	$55
Equity income of affiliates	$—	$—	$(5)	$—	$—	$—
Capital expenditures	$453	$181	$371	$43	$94	$12

	Nine Months Ended September 30, 2007
	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$3,103	$—	$1	$3,104
Copper	$1,100	$—	$—	$1,100
Cost applicable to sales:
Gold	$1,931	$—	$—	$1,931
Copper	$373	$—	$—	$373
Loss on settlement of price-capped forward sales contracts	$—	$—	$531	$531
Midas redevelopment	$10	$—	$—	$10
Depreciation, depletion and amortization:
Gold	$460	$—	$—	$460
Copper	$78	$—	$—	$78
Other	$2	$—	$17	$19
Exploration	$—	$132	$—	$132
Advanced projects, research and development	$27	$—	$18	$45
Other income, net	$28	$1	$41	$70
Interest expense, net	$34	$—	$43	$77
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,277	$(133)	$(732)	$412
Equity income of affiliates	$(5)	$—	$5	$—
Capital expenditures	$1,154	$—	$8	$1,162

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2006
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$913	$1,274	$599	$159	$47	$133
Copper	$—	$—	$—	$432	$—	$—
Cost applicable to sales:
Gold	$664	$390	$385	$58	$19	$48
Copper	$—	$—	$—	$215	$—	$—
Depreciation, depletion and amortization:
Gold	$108	$138	$86	$17	$6	$14
Copper	$—	$—	$—	$46	$—	$—
Other	$—	$—	$2	$—	$1	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$10	$2	$2	$2	$23	$1
Other income, net	$14	$13	$4	$(48)	$1	$7
Interest expense, net	$—	$10	$—	$33	$—	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$141	$717	$123	$170	$(2)	$61
Equity income of affiliates	$—	$—	$—	$—	$—	$—
Capital expenditures	$501	$174	$115	$97	$195	$8

	Nine Months Ended September 30, 2006
	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$3,125	$—	$(30)	$3,095
Copper	$432	$—	$—	$432
Cost applicable to sales:
Gold	$1,564	$—	$—	$1,564
Copper	$215	$—	$—	$215
Depreciation, depletion and amortization:
Gold	$369	$—	$—	$369
Copper	$46	$—	$—	$46
Other	$3	$2	$10	$15
Exploration	$—	$120	$—	$120
Advanced projects, research and development	$40	$—	$21	$61
Other income, net	$(9)	$3	$4	$(2)
Interest expense, net	$44	$—	$26	$70
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,210	$(119)	$(190)	$901
Equity income of affiliates	$—	$—	$1	$1
Capital expenditures	$1,090	$—	$14	$1,104

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2007	At December 31, 2006
Goodwill:
Australia/New Zealand	$191	$214
Exploration	1,129	1,129

	$1,320	$1,343

Total assets:
Nevada	$2,936	$2,652
Yanacocha	1,848	1,827
Australia/New Zealand	1,720	1,333
Batu Hijau	2,877	2,441
Africa	1,045	964
Other operations	149	163
Exploration	1,321	1,296
Corporate and other	2,787	2,998

Total assets from continuing operations	14,683	13,674
Assets held for sale	301	1,927

	$14,984	$15,601

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(24)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	Three Months Ended September 30, 2007
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$819	$280	$—	$1,099
Sales - copper, net	—	547	—	—	547

	—	1,366	280	—	1,646

Costs and expenses
Costs applicable to sales (exclusive of loss on settlement of price-capped forward sales contracts, Midas redevelopment and depreciation, depletion and amortization, shown separately below)
Gold	—	431	202	(6)	627
Copper	—	111	—	—	111
Midas redevelopment	—	10	—	—	10
Depreciation, depletion and amortization	—	133	44	(1)	176
Exploration	—	27	20	—	47
Advanced projects, research and development	—	7	9	—	16
General and administrative	—	31	2	7	40
Other expense, net	—	18	1	—	19

	—	768	278	—	1,046

Other income (expense)
Other income (expense), net	12	37	(14)	—	35
Interest income - intercompany	85	(15)	—	(70)	—
Interest expense - intercompany	(3)	—	(67)	70	—
Interest expense, net	(15)	(12)	(1)	—	(28)

	79	10	(82)	—	7

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	79	608	(80)	—	607
Income tax expense	(41)	(43)	—	—	(84)
Minority interest in income of subsidiaries	—	(229)	—	31	(198)
Equity income (loss) of affiliates	287	4	68	(359)	—

Income (loss) from continuing operations	325	340	(12)	(328)	325
Income (loss) from discontinued operations	72	13	57	(70)	72

Net income (loss)	$397	$353	$45	$(398)	$397

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$755	$254	$—	$1,009
Sales - copper, net	—	93	—	—	93

	—	848	254	—	1,102

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization, shown separately below)
Gold	—	381	146	(2)	525
Copper	—	66	—	—	66
Depreciation, depletion and amortization	—	114	35	—	149
Exploration	—	31	10	—	41
Advanced projects, research and development	—	11	11	—	22
General and administrative	—	31	(4)	2	29
Other	—	37	(3)	—	34

	—	671	195	—	866

Other income (expense)
Other income (expense), net	(1)	(17)	9	—	(9)
Interest income - intercompany	31	23	—	(54)	—
Interest expense - intercompany	(2)	—	(52)	54	—
Interest expense, net	(4)	(22)	(2)	—	(28)

	24	(16)	(45)	—	(37)

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	24	161	14	—	199
Income tax (expense) benefit	(49)	(50)	(7)	—	(106)
Minority interest in income of subsidiaries	—	(52)	(5)	5	(52)
Equity income (loss) of affiliates	67	(2)	14	(78)	1

Income (loss) from continuing operations	42	57	16	(73)	42
Income (loss) from discontinued operations	156	(23)	100	(77)	156

Net income (loss)	$198	$34	$116	$(150)	$198

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2007
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$2,238	$866	$—	$3,104
Sales - copper, net	—	1,100	—	—	1,100

	—	3,338	866	—	4,204

Costs and expenses
Costs applicable to sales (exclusive of loss on settlement of price-capped forward sales contracts, Midas redevelopment and depreciation, depletion and amortization, shown separately below)
Gold	—	1,334	610	(13)	1,931
Copper	—	373	—	—	373
Loss on settlement of price-capped forward sales contracts	—	531	—	—	531
Midas redevelopment	—	10	—	—	10
Depreciation, depletion and amortization	—	426	132	(1)	557
Exploration	—	85	47	—	132
Advanced projects, research and development	—	23	22	—	45
General and administrative	—	95	4	14	113
Other expense, net	—	86	7	—	93

	—	2,963	822	—	3,785

Other income (expense)
Other income (expense), net	29	85	(44)	—	70
Interest income - intercompany	151	36	—	(187)	—
Interest expense - intercompany	(6)	—	(181)	187	—
Interest expense, net	(33)	(36)	(8)	—	(77)

	141	85	(233)	—	(7)

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	141	460	(189)	—	412
Income tax (expense) benefit	(62)	(93)	50	—	(105)
Minority interest in income of subsidiaries	—	(383)	(8)	39	(352)
Equity (loss) income of affiliates	(124)	4	39	81	—

(Loss) income from continuing operations	(45)	(12)	(108)	120	(45)
(Loss) income from discontinued operations	(1,552)	25	(1,571)	1,546	(1,552)

Net (loss) income	$(1,597)	$13	$(1,679)	$1,666	$(1,597)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$2,482	$613	$—	$3,095
Sales - copper, net	—	432	—	—	432

	—	2,914	613	—	3,527

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization, shown separately below)
Gold	—	1,184	386	(6)	1,564
Copper	—	215	—	—	215
Depreciation, depletion and amortization	—	343	87	—	430
Exploration	—	90	30	—	120
Advanced projects, research and development	—	32	28	1	61
General and administrative	—	97	1	5	103
Other	—	55	6	—	61

	—	2,016	538	—	2,554

Other income (expense)
Other income (expense), net	13	(21)	6	—	(2)
Interest income - intercompany	90	53	—	(143)	—
Interest expense - intercompany	(6)	—	(137)	143	—
Interest expense, net	(17)	(47)	(6)	—	(70)

	80	(15)	(137)	—	(72)

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	80	883	(62)	—	901
Income tax (expense) benefit	(62)	(285)	88	—	(259)
Minority interest in income of subsidiaries	—	(281)	(15)	17	(279)
Equity income (loss) of affiliates	346	(2)	77	(420)	1

Income (loss) from continuing operations	364	315	88	(403)	364
Income (loss) from discontinued operations	204	(24)	145	(121)	204

Net income (loss)	$568	$291	$233	$(524)	$568

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2007
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$887	$166	$—	$1,053
Marketable securities and other short-term investments	—	9	1,076	—	1,085
Trade receivables	—	348	4	—	352
Accounts receivable	1,856	1,338	363	(3,410)	147
Inventories	—	307	80	—	387
Stockpiles and ore on leach pads	—	361	34	—	395
Deferred income tax assets	—	88	55	—	143
Other current assets	1	89	40	—	130

Current assets	1,857	3,427	1,818	(3,410)	3,692
Property, plant and mine development, net	—	5,056	2,298	(20)	7,334
Investments	—	1	350	—	351
Investments in subsidiaries	4,428	23	1,072	(5,523)	—
Long-term stockpiles and ore on leach pads	—	717	65	—	782
Deferred income tax assets	135	724	145	—	1,004
Other long-term assets	3,172	321	108	(3,401)	200
Goodwill	—	—	1,320	—	1,320
Assets of operations held for sale	—	23	278	—	301

Total assets	$9,592	$10,292	$7,454	$(12,354)	$14,984

Liabilities
Current portion of long-term debt	$—	$169	$119	$—	$288
Accounts payable	181	2,227	1,268	(3,411)	265
Employee related benefits	—	109	39	—	148
Income and mining taxes	49	198	11	—	258
Other current liabilities	23	316	326	(2)	663

Current liabilities	253	3,019	1,763	(3,413)	1,622
Long-term debt	1,768	977	—	—	2,745
Reclamation and remediation liabilities	—	404	142	—	546
Deferred income tax liabilities	53	190	179	—	422
Employee-related benefits	1	219	30	—	250
Other long-term liabilities	264	90	3,217	(3,421)	150
Liabilities of operations held for sale	9	84	21	—	114

Total liabilities	2,348	4,983	5,352	(6,834)	5,849

Minority interest in subsidiaries	—	1,591	554	(639)	1,506

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	690	—	—	—	690
Additional paid-in capital	6,323	2,224	2,858	(4,697)	6,708
Accumulated other comprehensive income (loss)	743	(47)	389	(342)	743
Retained (deficit) earnings	(512)	1,541	(1,760)	219	(512)

Total stockholders’ equity	7,244	3,718	1,548	(4,881)	7,629

Total liabilities and stockholders’ equity	$9,592	$10,292	$7,454	$(12,354)	$14,984

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2006
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$1,040	$126	$—	$1,166
Marketable securities and other short-term investments	1	28	80	—	109
Trade receivables	—	139	3	—	142
Accounts receivable	1,817	587	636	(2,834)	206
Inventories	—	296	86	—	382
Stockpiles and ore on leach pads	—	339	39	—	378
Deferred income tax assets	—	100	56	—	156
Other current assets	—	66	27	—	93

Current assets	1,818	2,595	1,053	(2,834)	2,632
Property, plant and mine development, net	—	4,740	1,870	(16)	6,594
Investments	—	281	1,038	—	1,319
Investments in subsidiaries	6,256	111	4,347	(10,714)	—
Long-term stockpiles and ore on leach pads	—	756	56	—	812
Deferred income tax assets	43	482	271	—	796
Other long-term assets	1,749	1,104	198	(2,873)	178
Goodwill	—	—	1,343	—	1,343
Assets of operations held for sale	—	—	1,927	—	1,927

Total assets	$9,866	$10,069	$12,103	$(16,437)	$15,601

Liabilities
Current portion of long-term debt	$—	$154	$5	$—	$159
Accounts payable	47	2,376	750	(2,833)	340
Employee related benefits	—	147	35	—	182
Derivative instruments	—	173	1	—	174
Income and mining taxes	85	(54)	320	—	351
Other current liabilities	9	360	147	(1)	515

Current liabilities	141	3,156	1,258	(2,834)	1,721
Long-term debt	597	1,035	120	—	1,752
Reclamation and remediation liabilities	—	408	120	—	528
Deferred income tax liabilities	53	187	361	25	626
Employee-related benefits	1	283	25	—	309
Other long-term liabilities	258	145	2,752	(3,020)	135
Liabilities of operations held for sale	—	—	95	—	95

Total liabilities	1,050	5,214	4,731	(5,829)	5,166

Minority interest in subsidiaries	—	1,140	343	(385)	1,098

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	677	—	—	—	677
Additional paid-in capital	6,182	2,219	5,167	(6,865)	6,703
Accumulated other comprehensive income (loss)	673	19	427	(446)	673
Retained earnings	1,284	1,477	1,374	(2,851)	1,284

Total stockholders’ equity	8,816	3,715	7,029	(10,223)	9,337

Total liabilities and stockholders’ equity	$9,866	$10,069	$12,103	$(16,437)	$15,601

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2007
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net (loss) income	$(1,597)	$13	$(1,679)	$1,666	$(1,597)
Adjustments to reconcile net (loss) income to net cash provided from operations	1,544	589	1,820	(1,666)	2,287
Net change in operating assets and liabilities	53	(545)	(301)	—	(793)

Net cash provided from (used in) continuing operations	—	57	(160)	—	(103)
Net cash provided from discontinued operations	—	2	94	—	96

Net cash provided from (used in) operations	—	59	(66)	—	(7)

Investing activities:
Additions to property, plant and mine development	—	(698)	(464)	—	(1,162)
Investments in marketable debt securities	—	(206)	—	—	(206)
Proceeds from sale of marketable debt securities	—	208	—	—	208
Cash received on repayment of Batu Hijau carried interest	—	161	—	—	161
Other	—	19	6	—	25

Net cash used in investing activities of continued operations	—	(516)	(458)	—	(974)
Net cash provided from investing activities of discontinued operations	1	84	38	—	123

Net cash provided from (used in) investing activities	1	(432)	(420)	—	(851)

Financing activities:
Net borrowings	233	331	513	—	1,077
Dividends paid to common stockholders	(136)	—	—	—	(136)
Dividends paid to minority interests	—	(116)	—	—	(116)
Proceeds from stock issuance	20	—	—	—	20
Purchase of Company share call options	(366)	—	—	—	(366)
Issuance of Company share warrants	248	—	—	—	248
Change in restricted cash and other	—	3	4	—	7

Net cash (used in) provided from financing activities of continuing operations	(1)	218	517	—	734

Effect of exchange rate changes on cash	—	2	9	—	11

Net change in cash and cash equivalents	—	(153)	40	—	(113)
Cash and cash equivalents at beginning of period	—	1,040	126	—	1,166

Cash and cash equivalents at end of period	$—	$887	$166	$—	$1,053

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2006
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$568	$291	$233	$(524)	$568
Adjustments to reconcile net income to net cash provided from operations	(579)	837	(245)	524	537
Net change in operating assets and liabilities	71	(469)	16	—	(382)

Net cash provided from continuing operations	60	659	4	—	723
Net cash provided from (used in) discontinued operations	—	(5)	78	—	73

Net cash provided from operations	60	654	82	—	796

Investing activities:
Additions to property, plant and mine development	—	(797)	(307)	—	(1,104)
Investments in marketable debt securities	—	(1,372)	32	—	(1,340)
Proceeds from sale of marketable debt securities	—	1,928	—		1,928
Acquisitions	—	—	(348)	—	(348)
Other	—	10	9	—	19

Net cash provided from (used in) investing activities of continuing operations	—	(231)	(614)	—	(845)
Net cash provided from (used in) investing activities of discontinued operations	48	(7)	214	—	255

Net cash provided from (used in) investing activities	48	(238)	(400)	—	(590)

Financing activities:
Net borrowings (repayments)	(52)	(349)	536	—	135
Early extinguishment of prepaid forward sales obligation	—	—	(48)	—	(48)
Dividends paid to common stockholders	(126)	—	(9)	—	(135)
Dividends paid to minority interests	—	(235)	—	—	(235)
Proceeds from stock issuance	66	—	—	—	66
Change in restricted cash and other	4	(15)	—	—	(11)

Net cash provided from (used in) financing activities of continuing operations	(108)	(599)	479	—	(228)
Net cash used in financing activities of discontinued operations	—	(7)	—	—	(7)

Net cash provided from (used in) financing activities	(108)	(606)	479	—	(235)

Effect of exchange rate changes on cash	—	3	3	—	6

Net change in cash and cash equivalents	—	(187)	164	—	(23)
Cash and cash equivalents at beginning of period	1	979	102	—	1,082

Cash and cash equivalents at end of period	$1	$792	$266	$—	$1,059

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

(25)	COMMITMENTS AND CONTINGENCIES

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

Operating Segments

The Company’s operating segments are identified in Note 23. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 25 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Operations reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited and the Newmont Australia Limited matters relate to the Australia/New Zealand reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2007 and December 31, 2006, $524 and $520, respectively, were accrued for reclamation costs relating to mineral properties in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations” (see Note 21).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $111 and $85 were accrued for such obligations at September 30, 2007 and December 31, 2006, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 59% greater or 16% lower than the amount accrued at September 30, 2007. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

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

On January 28, 2005, the EPA filed a lawsuit against Dawn and Newmont under CERCLA in the U.S. District Court for the Eastern District of Washington. The EPA has asserted that Dawn and Newmont are liable for reclamation or remediation work and costs at the mine. Dawn does not have sufficient funds to pay for the reclamation plan it proposed or for any alternate plan, or for any additional remediation work or costs at the mine. The Court has determined that the United States government and Dawn are responsible parties. Newmont intends to vigorously contest any claims as to its liability.

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

Newmont Capital, formerly known as Franco-Nevada Mining Corporation, Inc., owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital and the EPA have entered into an agreement tolling the statute of limitations until December 31, 2007 to facilitate on-going settlement negotiations with respect to potential claims under CERCLA. Based on Newmont Capital’s limited involvement at Lava Cap, it does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA in the absence of a settlement. Newmont cannot reasonably predict the likelihood or outcome of any future action arising from this matter.

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

Ross Adams Mine Site. By letter dated June 5, 2007, the US Forest Service notified Newmont that it had expended approximately $300,000 in response costs to address environmental conditions at the Adams Ross mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont has agreed to perform the EE/CA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

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

On March 9, 2005, the Indonesian Ministry of the Environment filed a civil lawsuit against PTNMR and its President Director in relation to these allegations, seeking in excess of $100 in monetary damages. In October 2005, PTNMR filed an objection to the court’s jurisdiction, contending that the Government previously agreed to resolve any disputes through out-of-court conciliation or arbitration. The Court upheld PTNMR’s objection and dismissed the case in November 2005. The Government filed a notice of appeal of this ruling. On February 16, 2006, PTNMR and the Government of the Republic of Indonesia signed an agreement settling the civil lawsuit. Under the terms of the agreement, the Government and PTNMR will nominate members to an independent scientific panel that will develop and implement a ten-year environmental monitoring and assessment program to make a definitive, scientific conclusion regarding the condition of Buyat Bay. PTNMR is required to fund specific remedial measures if, as a result of its mining operations, pollution has occurred. The agreement also provides for enhanced community development programs in North Sulawesi. PTNMR provided initial funding of $12 to cover the cost of the monitoring and community development programs, which was paid in the first quarter of 2007 and included in Other current liabilities at December 31, 2006. Over a ten-year period, PTNMR will contribute an additional $18. The present value of $14 and $13 are included in Other long-term liabilities at September 30, 2007 and December 31, 2006, respectively. The funds will be managed by an organization governed by interested stakeholders. Accountability for the fund will be ensured through yearly reports that will be made available to the public. The transparency of the scientific panel’s activities will also be assured through annual reports to the public. Pursuant to the agreement, the civil lawsuit against PTNMR has been terminated. The scientific panel held its first meeting in February 2007 and has now commenced its work program.

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

On August 9, 2005, ASARCO LLC, another potentially responsible party at the site, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). ASARCO is contractually responsible for 50% of the ongoing expenses at the water treatment plant. In June 2007, Resurrection, the EPA, the State and ASARCO reached a settlement relating to all outstanding issues at the site. In July 2007, the settlement was approved by the Bankruptcy Court. The settlement is also subject to approval by the United States District Court for the District of Colorado.

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

Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants have been named in lawsuits filed by approximately 1,100 Peruvian citizens in Denver District Court for the State of Colorado. These actions seek compensatory damages based on claims associated with the elemental mercury spill incident. In February 2005, Yanacocha and the various Newmont defendants answered the complaint in the Denver District Court. The parties in these cases have agreed to submit these matters to binding arbitration. In October 2007, the parties to the arbitration entered a court-approved settlement agreement, resolving most of these cases.

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

Conga. Yanacocha is involved in a dispute with the Provincial Municipality of Celendin regarding the authority of that governmental body to regulate the development of the Conga project. In the fourth quarter of 2004, the Municipality of Celendin enacted an ordinance declaring the area around Conga to be a mining-free reserve and naturally protected area. Yanacocha has challenged this ordinance by means of two legal actions, one filed by Yanacocha (as the lease holder of the Conga mining concessions) and one filed by Minera Chaupiloma (as the titleholder of the Conga mining concessions). In August 2007, a Peruvian Court of first instance upheld Chaupiloma’s claim, stating that the Municipality of Celendin lacks the authority to create natural protected areas. The Municipality of Celendin has not appealed the ruling. Based on legal precedent established by Peru’s Constitutional Tribunal, and the foregoing resolution of the Chaupiloma claim, it is reasonable to believe that Yanacocha’s mining rights will be upheld.

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

Newmont Mining Corporation

On June 8, 2005, UFCW Local 880 - Retail Food Employers Joint Pension Fund filed a putative class action in the federal district court in Colorado purportedly on behalf of purchasers of Newmont Mining Corporation (“Newmont”) publicly traded securities between July 28, 2004 and April 26, 2005. The action named Newmont, Wayne W. Murdy, Pierre Lassonde and Bruce D. Hansen as defendants. Substantially similar purported class actions were filed in the same court on June 15, 2005 by John S. Chapman and on June 20, 2005 by Zoe Myerson. In November 2005, the court consolidated these cases and, in March 2006, appointed a lead plaintiff. In April 2006, the lead plaintiff filed a consolidated amended complaint naming David Francisco, Russell Ball, Thomas Enos and Robert Gallagher as additional defendants. It alleged, among other things, that Newmont and the individual defendants violated certain antifraud provisions of the federal securities laws by failing to disclose alleged operating deficiencies and sought unspecified monetary damages and other relief. On October 20, 2006, the lead plaintiff, on behalf of a settlement class consisting of all purchasers of Newmont securities from November 1, 2003, through and including March 23, 2006 (except defendants and certain related persons), entered into a Stipulation of Settlement with defendants. If approved by the Court, the Settlement (a) would release all claims asserted, or that could have been asserted, in the action; (b) would provide for a payment by Newmont of $15 to be distributed to class members pursuant to a plan of allocation developed by the lead plaintiff; and (c) would provide that all defendants deny any wrongdoing or liability with respect to the settled matters. On September 25, 2007, the Court preliminarily approved the settlement. Gideon Minerals, U.S.A., Inc. (“Gideon”) has sought to intervene to bring a claim alleging that Gideon has an interest in the Batu Hijau operation in Indonesia; the court has denied that motion.

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

Zarafshan-Newmont Joint Venture - 50% Newmont Owned

On October 30, 2006, Newmont (Uzbekistan) Limited, one of the Company’s subsidiaries, initiated an arbitration in the Arbitration Institute of the Stockholm Chamber of Commerce against the Republic of Uzbekistan, Uzbekistan’s State Committee for Geology and Mineral Resources (“Goskomgeologia”), and Navoi Mining and Metallurgical Combine (“NGMK”) (a company wholly owned by the Republic of Uzbekistan). On October 31, 2006, Newmont (Uzbekistan) Limited and Newmont USA Limited (also the Company’s subsidiary) initiated a separate arbitration against the Republic of Uzbekistan in the International Centre for Settlement of Investment Disputes. Goskomgeologia and NGMK subsequently filed certain counterclaims against Newmont (Uzbekistan) Limited in the Stockholm arbitration. On June 30, 2007, the Newmont parties and the Uzbek parties signed agreements to settle the dispute, and on July 16, 2007 effected closing under such agreements, on terms that included payments totaling $80 which the Company received in the third quarter of 2007. Under the agreements, the Company’s interest in the Zarafshan-Newmont Joint Venture transferred to the Uzbek parties, and both arbitrations were terminated. None of the parties admitted liability in connection with any of the matters in dispute. In September 2006, the Company wrote off the book value of its interest in the Zarafshan-Newmont Joint Venture.

Other Commitments and Contingencies

Tax contingencies are provided for under FIN 48 (see Notes 2 and 9).

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $17 for 2007, $11 for 2008, $17 in 2009 and 2010, $18 in 2011 and $72 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2007 and December 31, 2006, there were $534 and $445, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

In accordance with the Contract of Work, an offer to sell a 3% interest was made to the government of Indonesia in 2006 and an offer for an additional 7% interest was made in 2007. While the central government declined to participate in the offer, local governments in the area in which the mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. A company owned by an Indonesian national currently owns a 20% interest in Batu Hijau. The Newmont/Sumitomo partnership continues discussions to meet its divestiture obligations.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

(26)	SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the nine months ended September 30, 2007 was 4.3. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, minority interest and equity income of affiliates, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

(27)	SUBSEQUENT EVENTS

Miramar

Effective as of October 8, 2007, Newmont, Newmont Mining B.C. Limited, a British Columbia corporation and an indirect wholly owned subsidiary of Newmont (“Acquisition Sub”), and Miramar Mining Corporation (“Miramar”), a British Columbia corporation (“Miramar”), entered into a Support Agreement (the “Support Agreement”) pursuant to which, (i) Acquisition Sub agreed, subject to certain conditions, to make an offer (the “Offer”) to acquire all of the outstanding common shares of Miramar, plus all shares to be issued upon the exercise of stock options, for C$6.25 per common share, (ii) Miramar agreed to support and recommend the Offer, and (iii) Newmont agreed to guarantee the obligations of Acquisition Sub. Concurrently with the execution of the Support Agreement, each senior officer and director of Miramar entered into an agreement (collectively, the “Lock-Up Agreements”) with Acquisition Sub pursuant to which such directors and officers have agreed to deposit their common shares in the Offer, and not to take any action that may adversely affect or reduce the likelihood of the successful completion of the transactions contemplated by the Support Agreement (provided that nothing in the Lock-Up Agreements prevents the signatories that are directors of Miramar from taking any action, in that capacity that is permitted pursuant to the Support Agreement and applicable law).

On October 31, 2007, Acquisition Sub mailed the offer to purchase and circular with respect to the Offer, and Miramar’s board of directors mailed its directors’ circular, in which the Miramar board unanimously recommends that shareholders of Miramar accept the offer and tender their common shares. The obligation of Acquisition Sub to take up and pay for common shares under the Offer is subject to certain conditions, including there having been validly deposited under the Offer and not withdrawn at the expiration of the Offer that number of common shares that, together with common shares held by Acquisition Sub and its affiliates, constitutes at least 66 2/3% of the common shares then outstanding (calculated on a fully-diluted basis as determined in the Support Agreement).

Upon the occurrence of customary termination events, including if the board of directors of Miramar withdraws, modifies, changes or qualifies its support of the Offer, Miramar is required to make a cash termination payment to Acquisition Sub of C$41.4.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont may finance the acquisition of common shares under the Offer with general corporate funds, its existing revolving credit facility, or under a commitment for short-term revolving credit, or with a combination of the foregoing. With respect to the commitment for short-term revolving credit, Newmont has received a commitment letter to provide a senior, unsecured, short-term revolving credit facility in an aggregate principle amount of U.S. $1,300.

Royalty Portfolio

On October 23, 2007, Newmont issued a press release confirming that a newly formed corporation (“New Franco-Nevada”), has filed a preliminary prospectus with the securities regulatory authorities in Canada in connection with Newmont’s previously announced plans to monetize components of its royalty portfolio. If Newmont determines to proceed with a sale of assets to New Franco-Nevada, and New Franco-Nevada proceeds with a public offering in Canada of New Franco-Nevada’s securities, these securities will not be registered under the United States Securities Act of 1933, as amended, and will not be offered for sale in the United States absent registration or an applicable exemption from registration requirements.

ITEM 1A.	RISK FACTORS.

Newmont’s Midas operations in Nevada were suspended by order of the Mine Safety and Health Administration (“MSHA”) after a fatal accident in June 2007. On October 11, 2007, MSHA lifted the restrictive order that had required Midas to halt mining activities. As a result, limited mining activities have resumed, and the Company expects Midas to ramp-up to historic production levels by the end of 2007 or early 2008. MSHA’s investigation of the accident is continuing.

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

Selected Financial and Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$1,646	$1,102	$4,204	$3,527
Income (loss) from continuing operations	$325	$42	$(45)	$364
Net income (loss)	$397	$198	$(1,597)	$568
Net income (loss) per common share, basic
Income (loss) from continuing operations	$0.72	$0.09	$(0.10)	$0.81
Net income (loss)	$0.88	$0.44	$(3.54)	$1.26
Consolidated gold ounces sold (thousands)(1)	1,614	1,698	4,667	5,350
Consolidated copper pounds sold (millions)	163	90	351	288
Average price received, net(2)
Gold (per ounce)	$681	$611	$665	$588
Copper (per pound)	$3.34	$1.04	$3.13	$1.50
Costs applicable to sales(3)
Gold (per ounce)	$388	$318	$414	$297
Copper (per pound)	$0.68	$0.73	$1.06	$0.75

(1)

Includes 46 and 83 incremental start-up sales for the three and nine months ended September 30, 2006, respectively, from Phoenix and Leeville which are not included in Revenue and Costs applicable to sales per ounce calculations.

(2)	After treatment and refining charges but after hedge losses (excluding settlement of price-capped forward sales contracts) and provisional pricing mark-to-market adjustments.

(3)	Excludes depreciation, depletion and amortization, loss on settlement of price-capped forward sales contracts and Midas redevelopment.

Consolidated Financial Results

Newmont’s income from continuing operations for the third quarter of 2007 was $325, or $0.72 per share. Results for the quarter were favorably impacted by higher gold and copper prices and copper pounds sold, partially offset by fewer gold ounces sold and higher operating costs. Newmont’s loss from continuing operations for the first nine months of 2007 was $45, or $0.10 per share, primarily as a result of a $531 pre-tax loss on settlement of the price-capped forward sales contracts. Also, results for the three and nine month periods ended September 30, 2007 compared to 2006 were impacted by fewer gold ounces sold and higher operating costs, partially offset by higher realized gold and copper prices and copper pounds sold. Newmont’s net loss for the first nine months of 2007 was impacted by a $1,665 impairment charge related to Merchant Banking goodwill in the second quarter.

Sales - gold, net for the three months ended September 30, 2007 increased $90 compared to the corresponding period in 2006 due to a $70 per ounce increase in the average price realized after treatment and refining charges partially offset by 38,000 fewer ounces sold. Sales - gold, net for the nine months ended September 30, 2007 increased $9 compared to the corresponding period in 2006 as a result of a $77 per ounce increase in the average price realized after treatment and refining charges partially offset by 600,000 fewer ounces sold. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Consolidated gold sales:
Gross	$1,104	$1,015	$3,118	$3,113
Less: Treatment and refining charges	(5)	(6)	(14)	(18)

Net	$1,099	$1,009	$3,104	$3,095

Consolidated gold ounces sold (thousands):
Gross	1,614	1,698	4,667	5,350
Less: Incremental start-up sales	—	(46)	—	(83)

Net	1,614	1,652	4,667	5,267

Average price realized per ounce:
Before treatment and refining charges	$684	$615	$668	$591
After treatment and refining charges	$681	$611	$665	$588

The change in consolidated gold sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007 vs. 2006	2007 vs. 2006
Decrease in consolidated ounces sold	$(23)	$(354)
Increase in average realized gold price	112	359
Decrease in treatment and refining charges	1	4

	$90	$9

Sales - copper, net for the three months ended September 30, 2007 increased $454 compared to the corresponding period in 2006 due to higher realized prices after provisional pricing mark-to-market adjustments and 74 million additional pounds sold. Sales - copper, net for the nine months ended September 30, 2007 increased $668 compared to the corresponding period in 2006 due to higher realized copper prices after hedging and provisional pricing mark-to-market adjustments and 63 million additional pounds sold. Hedge losses recognized during the three and nine month periods ended September 30, 2007 were lower than the corresponding period in 2006 as the final deliveries were made under copper collar contracts in February 2007. In the three and nine month periods ended September 30, 2006, losses of $2 and $57, respectively, were included in Other income, net for the ineffective portion of copper hedges. For a complete discussion regarding variations in gold and copper volumes, see Results of Consolidated Operations below.

The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Consolidated copper sales:
Gross before hedging	$568	$316	$1,150	$858
Hedging loss	—	(193)	(1)	(548)
Provisional pricing mark-to-market gain	38	12	85	257

Gross after hedging and provisional pricing	606	135	1,234	567
Less: Treatment and refining charges	(59)	(42)	(134)	(135)

Net	$547	$93	$1,100	$432

Consolidated copper pounds sold (millions)	163	90	351	288
Average price realized per pound:
Gross before hedging	$3.47	$3.50	$3.27	$2.98
Hedging loss	—	(2.13)	(0.02)	(1.90)
Provisional pricing mark-to-market	0.23	0.13	0.26	0.89

Gross after hedging and provisional pricing	3.70	1.50	3.51	1.97
Less: Treatment and refining charges	(0.36)	(0.46)	(0.38)	(0.47)

Net	$3.34	$1.04	$3.13	$1.50

The change in consolidated copper sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007 vs. 2006	2007 vs. 2006
Increase in consolidated pounds sold	$111	$125
Increase in average realized copper price	360	542
(Increase) decrease in treatment and refining charges	(17)	1

	$454	$668

The following is a summary of net gold and copper sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gold
Nevada, USA	$392	$309	$1,102	$913
Yanacocha, Peru	245	358	750	1,274
Australia/New Zealand:
Tanami, Australia	64	64	224	178
Kalgoorlie, Australia	56	50	165	151
Jundee, Australia	54	57	144	142
Pajingo, Australia	30	30	88	69
Waihi, New Zealand	15	20	41	59

	219	221	662	599

Batu Hijau, Indonesia	140	35	255	159
Ahafo, Ghana	76	47	239	47
Other Operations:
Golden Giant, Canada	—	6	8	34
Kori Kollo, Bolivia	13	18	44	62
La Herradura, Mexico	14	13	43	37

	27	37	95	133

Corporate	—	2	1	(30)

	$1,099	$1,009	$3,104	$3,095

Copper
Batu Hijau, Indonesia	$547	$93	$1,100	$432

Costs applicable to sales increased in the three and nine month periods ended September 30, 2007 from the corresponding periods in 2006, as detailed in the table below, primarily due to new operations at Ahafo in Ghana and Phoenix and Leeville in Nevada, increased input commodity prices, higher labor costs, higher waste removal volumes and costs and unfavorable exchange rate movements, primarily in the Australian dollar. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Depreciation, depletion and amortization (“DD&A”) increased in the three and nine month periods ended September 30, 2007 compared to the corresponding periods in 2006, as detailed in the table below, primarily due to new operations at Ahafo in Ghana, Phoenix and Leeville in Nevada and Waihi in Australia/New Zealand, partially offset by lower amortization due to lower production at Yanacocha and the change in estimate of haul truck lives. Newmont expects 2007 DD&A to be approximately $700 to $750.

The following is a summary of Costs applicable to sales and Depreciation, depletion and amortization:

	Costs Applicable to Sales				Depreciation, Depletion and Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Gold
Nevada, USA	$249	$224	$783	$664	$48	$37	$169	$108
Yanacocha, Peru	129	121	403	390	42	46	124	138
Australia/New Zealand:
Tanami, Australia	40	39	141	113	8	8	27	21
Kalgoorlie, Australia	50	39	145	122	6	6	19	19
Jundee, Australia	34	32	107	85	7	7	19	18
Pajingo, Australia	18	16	54	45	9	8	25	19
Waihi, New Zealand	11	8	33	20	6	3	15	9

	153	134	480	385	36	32	105	86

Batu Hijau, Indonesia	29	16	77	58	5	7	16	17
Ahafo, Ghana	51	19	141	19	11	6	34	6
Other Operations:
Golden Giant, Canada	—	3	2	13	—	—	—	1
Kori Kollo, Bolivia	8	3	24	20	3	2	8	6
La Herradura, Mexico	8	5	21	15	1	3	4	7

	16	11	47	48	4	5	12	14

	627	525	1,931	1,564	146	133	460	369

Copper
Batu Hijau, Indonesia	111	66	373	215	24	12	78	46

Other
Exploration	—	—	—	—	—	—	—	2
Australia/New Zealand	—	—	—	—	—	1	2	2
Ahafo, Ghana	—	—	—	—	—	—	—	1
Corporate and Other	—	—	—	—	6	3	17	10

	—	—	—	—	6	4	19	15

	$738	$591	$2,304	$1,779	$176	$149	$557	$430

The Loss on settlement of price-capped forward sales contracts of $531 in the second quarter of 2007 resulted from the elimination of the entire 1.85 million ounce forward sales contracts.

Midas redevelopment of $10 in the third quarter of 2007 resulted from activities undertaken to regain entry into the mine in order to resume commercial production following the accident that occurred on June 19, 2007.

Exploration increased $6 and $12 for the three and nine months ended September 30, 2007 compared to 2006, respectively, primarily a result of increased spending in Nevada and Suriname, South America. Newmont expects 2007 Exploration expense to be approximately $180 to $185.

Advanced projects, research and development decreased $6 and $16 for the three and nine months ended September 30, 2007 compared to 2006, respectively. The decrease is due to start-up costs at Ahafo, Phoenix and Leeville in 2006. Newmont expects 2007 Advanced projects, research and development expenses to be approximately $65 to $80.

General and administrative expenses increased $11 and $10 for the three and nine months ended September 30, 2007 compared to 2006, respectively. The increase is primarily the result of increased labor costs, consulting and contract servicing costs. Newmont expects 2007 General and administrative expenses to be approximately $160 to $170.

Other expense, net for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reclamation and remediation	$2	$4	$20	$7
Pension settlement loss	3	—	16	—
Buyat Bay	2	6	10	17
Western Australia power plant	1	(3)	9	(3)
Australian office relocation	1	—	6	3
Peruvian royalty	1	19	5	19
Other	9	8	27	18

	$19	$34	$93	$61

During the third quarter of 2006, Yanacocha recorded a charge to Other Expense related to an agreement with the Peruvian government to provide for a negotiated royalty payment during the high metal prices for community improvements. The negotiated royalty is based on 3.75% of Yanacocha’s net income beginning January 1, 2006 for a period of up to five years. The Peruvian royalty is lower in 2007 due to lower net income at Yanacocha.

During the three and nine months ended September 30, 2007 the Company incurred $2 and $20, respectively, for reclamation and remediation costs at former mines and incurred $3 and $16, respectively, for pension settlement losses related to senior management retirements.

Other income, net for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$11	$16	$34	$52
Foreign currency exchange gains, net	14	2	17	11
Gain on sale of other assets, net	9	7	13	16
Gain (loss) on ineffective portion of derivative instruments, net	1	(1)	1	(60)
Income from development projects, net	—	5	—	14
Loss on early retirement of debt	—	(40)	—	(40)
Other	—	2	5	5

	$35	$(9)	$70	$(2)

Interest income decreased in 2007 due to a reduction in funds available for investment, partially offset by a higher return on funds invested.

Gain (loss) on ineffective portion of derivative instruments, net included gains of $1 and $1 in the three and nine months ended September 30, 2007, respectively, for the ineffective portion of interest rate swap derivative instruments designated as cash flow hedges. In the corresponding periods of 2006, the net losses included losses of $(2) and $(57), respectively, for the ineffective portion of copper collar contracts, gains of $1 and $1, respectively, for interest rate swap derivatives designated as cash flow hedges, and losses of $nil and $(4), respectively, for legacy gold puts held in Australia/New Zealand.

Income from development projects in 2006 included revenue net of incremental operating costs incurred prior to commencement of commercial production at the Leeville and Phoenix operations in Nevada during the fourth quarter of 2006.

On September 27, 2006, Newmont settled its remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract for which it was required to deliver 17,951 ounces of gold in December 2006 and 179,062 ounces of gold in June 2007. This settlement resulted in cash payments of $96, a $48 reduction to the current portion of long-term debt and a $40 per-tax loss on extinguishment of debt.

Interest expense, net remained constant and increased 10% in the three and nine months ended September 20, 2006, compared to 2007, respectively. Additional interest expense related to the issuance of $1,150 convertible senior notes in July 2007, and a decrease in capitalized interest as a result of the completion of the Ahafo, Phoenix and Leeville development projects in 2006, was offset by a decrease in tax contingency interest in the third quarter of 2007 compared to 2006. For the first nine months of 2007 compared to 2006, interest expense increased due to the issuance of the convertible senior notes, draw-downs under its senior revolving credit facility in 2007 and a decrease in capitalized interest, offset by a decrease in tax contingency interest. Newmont expects 2007 Interest expense, net to be approximately $85 to $95.

Income tax expense during the three months ended September 30, 2007 was $84 compared to $106 during the corresponding period in 2006, and $105 for the nine months ended September 30, 2007 compared to $259 for the corresponding period in 2006. The effective tax rate for the three months ended September 30, 2007 was 14% compared to 53% for the corresponding period in 2006. This overall decrease in the effective tax rate for the comparative quarters is primarily attributable to discrete items occurring in the three months ending September 30, 2006, that adversely impacted the effective tax rate for that period. In addition, a decrease in the valuation allowance relative to the deferred tax asset for foreign tax credits favorably impacted the effective tax rate for the three months ending September 30, 2007.

The effective tax rate in 2007 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) a change in valuation allowance on deferred tax assets associated with foreign tax credits, (iii) the effect of different income tax rates in countries where earnings are indefinitely reinvested, and (iv) the foreign earnings net of foreign taxes. The effective tax rate in 2006 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) additional tax benefits associated with the change in Australian and Ghanaian tax law, and (iii) the valuation allowance release relative to the Company’s deferred tax assets for foreign tax credits, the latter two being discrete non-recurring items. For a complete discussion of the factors that influence the Company’s effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 26, 2007. Newmont expects the 2007 full year tax rate to be approximately 24% to 30%. The lower rate for the third quarter of 2007 is mainly attributable to the favorable change in valuation allowance on deferred tax assets associated with foreign tax credits.

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

Minority interest in income of consolidated subsidiaries increased $146 and $73 in the three and nine months ended September 30, 2007 compared to 2006, respectively, as a result of increased earnings at Batu Hijau and a $25 charge in the second quarter of 2007 related to the repayment of the carried interest loan at Batu Hijau, partially offset by decreased earnings at Yanacocha.

The Income (loss) from discontinued operations includes the Company’s Merchant Banking Segment, its 50% interest in the Zarafshan-Newmont Joint Venture (“ZNJV”), expropriated by the Uzbekistan government in August 2006, and the Holloway mine sold in November 2006. The Company reclassified the income statement results from the historical presentation to discontinued operations in the Condensed Consolidated Statements of Income (Loss) for all periods presented (see Note 11 to the Condensed Consolidated Financial Statements).

During the three months ended September 30, 2007, the Company settled with certain Uzbekistan parties, collecting $80 for the settlement of ZNJV recognizing a pre-tax gain of $77, sold shares of Queenston Mining, Inc. and other marketable equity securities recognizing a gain of $3 and recognized a $6 impairment of its investment in Southwestern Resources for an other-than-temporary decline in value of marketable equity securities.

During the nine months ended September 30, 2007, the Company collected $80 for the settlement of ZNJV recognizing a pre-tax gain of $77, obtained Oxiana Ltd. shares following the acquisition of Agincourt Resources by Oxiana Ltd. recognizing a $27 gain, realized an additional gain of $16 on the sale of Oxiana Ltd., Pan Australia and other equity security investments and recognized impairments totaling $16 on its investments in Yukon Nevada Gold Corp. (formerly Queenstake Resources Ltd.) and Southwestern Resources for an other-than-temporary decline in value of marketable equity securities and warrants. In addition, the Company concluded that the carrying value of Merchant Banking Segment goodwill was impaired, and therefore recognized a $1,665 non-cash impairment charge in the second quarter of 2007.

During the three and nine months ended September 30, 2006, the Company completed the sale of the Alberta oil sands project to the Korean National Oil Corporation and the Martabe gold property in Indonesia to Agincourt Resources Limited (“Agincourt”). The Company received net cash proceeds of $271 for the Alberta oil sands project resulting in a $266 pre-tax gain. The Company received $42 net cash proceeds and approximately 43 million Agincourt shares valued at $37 for the Martabe project, resulting in a $30 pre-tax gain. In addition, the Company recorded a pre-tax impairment loss of $101 for ZNJV.

The Company’s royalty interests and equity investments generated $39 and $30 of royalty and dividend income for the third quarter of 2007 and 2006, respectively, and $106 and $88 for the nine months ended September 30, 2007 and 2006, respectively.

Results of Consolidated Operations

	Gold Ounces or Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Gold
Nevada	583	569	$426	$428	$82	$70
Yanacocha(3) (51.3% owned)	360	578	358	210	117	80
Australia/New Zealand	319	355	480	376	112	90
Batu Hijau(3) (4)	200	59	147	286	27	66
Ahafo	113	78	455	251	96	82
Other(3)	39	59	378	173	103	85

Total/Weighted-Average	1,614	1,698	$388	$318	$91	$79

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Batu Hijau(3) (4)	163	90	$0.68	$0.73	$0.14	$0.14

	Gold Ounces or Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Gold
Nevada	1,674	1,647	$467	$425	$101	$69
Yanacocha(3) (51.3% owned)	1,127	2,133	357	183	110	65
Australia/New Zealand	989	1,004	485	383	106	86
Batu Hijau(3) (4)	374	266	207	219	44	52
Ahafo	361	78	391	251	94	82
Other(3)	142	222	330	212	88	62

Total/Weighted-Average	4,667	5,350	$414	$297	$99	$69

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Batu Hijau(3) (4)	351	288	$1.06	$0.75	$0.22	$0.16

(1)

Includes 46 and 83 incremental start-up sales for the three and nine months ended September 30, 2006, respectively, from Phoenix and Leeville which are not included in Revenue, Costs applicable to sales and Depreciation, depletion and amortization per ounce calculations.

(2)	Excludes depreciation, depletion and amortization, loss on settlement of price-capped forward sales contracts and Midas redevelopment.

(3)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.

(4)	On May 25, 2007, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45%.

Consolidated gold ounces sold decreased 5% in the third quarter of 2007 from 2006, primarily due to lower production at Yanacocha, partially offset by higher production at Batu Hijau. Consolidated copper pounds sold increased 82% in the third quarter of 2007 from 2006, primarily due to the milling of higher grade ore from the bottom of the pit and increased throughput at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 22% in the third quarter of 2007 from 2006, primarily due to the higher operating costs at Phoenix in Nevada and the strengthening of the Australian dollar, which increased consolidated Costs applicable to sales by $10 per ounce in the third quarter of 2007 compared to 2006. Costs applicable to sales per copper pound decreased 7% in the third quarter of 2007 from 2006, primarily due to the increase in production at Batu Hijau.

Consolidated gold ounces sold decreased 13% in the first nine months of 2007 from 2006, primarily due to lower production at Yanacocha, partially offset by the commencement of operations at Ahafo in August 2006. Consolidated copper pounds sold increased 22% in the first nine months of 2007 from 2006, primarily due to the milling of higher grade ore from the bottom of the pit and increased throughput at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 39% in the first nine months of 2007 from 2006, primarily due to higher operating costs at Phoenix in Nevada and the strengthening of the Australian dollar, which increased consolidated Costs applicable to sales by $8 per ounce in the first nine months of 2007 compared to 2006. Costs applicable to sales per copper pound sold increased 41% in the first nine months of 2007 from 2006, primarily due to the increase in waste removal costs at Batu Hijau as well as a higher proportion of costs being allocated to copper due to increased prices relative to gold.

The Company expects consolidated gold sales of approximately 6.1 to 6.5 million ounces in 2007, primarily as a result of lower production from Yanacocha and Australia, as well as the completion of mining at Lone Tree in Nevada and remnant production at Golden Giant (Other operations). Costs applicable to sales for the full year in 2007 are expected to be approximately $400 to $430 per ounce. The increase from 2006 is primarily from lower production at Yanacocha and Australia, as well as higher labor, consumables and energy prices in all operating regions and a stronger Australian dollar. Additionally, continued operating difficulties at Phoenix, unfavorable exchange rate movements in Australia, potential power interruptions in Ghana, an extended suspension of operations at Midas in Nevada and higher than planned oil prices would negatively impact the Company’s Costs applicable to sales in 2007.

The Company expects consolidated copper sales of approximately 450 to 500 million pounds of copper in 2007 at Costs applicable to sales of approximately $1.10 to $1.20 per pound.

Nevada Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended September 30,	583	569	$426	$428	$82	$70
Nine months ended September 30,	1,674	1,647	$467	$425	$101	$69

(1)

Includes 46 and 83 incremental start-up sales for the three and nine months ended September 30, 2006, respectively, from Phoenix and Leeville which are not included in Revenue, Costs applicable to sales and Depreciation, depletion and amortization per ounce calculations.

(2)	Excludes depreciation, depletion and amortization, loss on settlement of price-capped forward sales contracts and Midas redevelopment.

Gold ounces sold in Nevada (excluding incremental start-up sales in 2006) increased 11% in the third quarter of 2007 from 2006. Increased gold sales with the commencement of commercial production at Phoenix and Leeville in October of 2006 were offset by the completion of mining at Lone Tree in 2006 and the suspension of mining operations at Midas in June 2007. Open pit ore mined increased to 11.0 million tons in the third quarter of 2007, up from 9.0 million tons in the third quarter of 2006. Underground ore mined increased 4% in the third quarter of 2007 due to commencement of commercial production at Leeville. Ore milled increased to 6.5 million tons from 3.9 million tons in the third quarter of 2006, while milled ore grade decreased 30% with the processing of lower grade ore from Phoenix. Ore placed on leach pads decreased 20% in the third quarter of 2007 compared to 2006 primarily as a result of mine sequencing at Gold Quarry and the completion of mining at Lone Tree. Processing at the Lone Tree mill continued in the third quarter of 2007 with ore hauled from Twin Creeks and is expected to continue for the remainder of 2007. Nevada’s Costs applicable to sales per ounce remained constant in the third quarter of 2007 compared to 2006. Higher cost production from Phoenix, the suspension of lower cost mining operations at Midas and increased labor and commodity costs were offset by lower surface mining costs. Depreciation, depletion and amortization per ounce increased 17% from the third quarter of 2006 as a result of increased investment in new equipment and facilities in late 2006.

Nevada’s gold ounces sold (excluding incremental start-up sales in 2006) increased 7% in the first nine months of 2007 compared to 2006 primarily due to the commencement of commercial production at Phoenix and Leeville in the fourth quarter of 2006 offset by the completion of mining at Lone Tree. Costs applicable to sales per ounce increased 10% in the first nine months of 2007 compared to 2006, primarily as a result of higher cost production from Phoenix, increased waste removal costs and higher underground contract services, labor and commodity costs.

Newmont’s Midas operations in Nevada were suspended by order of the Mine Safety and Health Administration (“MSHA”) after a fatal accident in June 2007. On October 11, 2007, MSHA lifted the restrictive order that had required Midas to halt mining activities. As a result, limited mining activities have resumed, and the Company expects Midas to ramp-up to historic production levels by the end of 2007 or early 2008. MSHA’s investigation of the accident is continuing.

The focus at Phoenix during the third quarter of 2007 was continued progress on optimization projects. The in-fill drill program has drilled one-third of the overall planned footage, with 46 of the 183 planned drill holes completed. Mining rates continued to improve, with September providing the highest monthly production to date. The sustainable improvements in productivity were driven largely by favorable improvements in rock fragmentation as well as new haul trucks being added to the fleet during the third quarter. Mill capacity utilization exceeded 90% during the third quarter of 2007. Additionally, the new crusher remains on schedule for start-up by mid-2008 and was approximately 21% complete at the end of the third quarter. Phoenix produced 46,000 ounces at Costs applicable to sales of $605 per ounce and 133,000 ounces at Costs applicable to sales of $743 per ounce for the three and nine months ended September 30, 2007, respectively. The Company expects a final optimization plan for Phoenix by mid-2008.

The Company expects gold sales in Nevada of approximately 2.3 to 2.4 million ounces for 2007. Based on the costs applicable to sales incurred through the end of the third quarter of 2007, continued oil price escalation and lower than expected production from Phoenix and Midas, the Company has increased Nevada’s Costs applicable to sales outlook for the year to approximately $430 and $460 per ounce.

Construction of the 200 megawatt coal-fired power plant was approximately 82% complete at the end of September 30, 2007 and remains on schedule for completion in mid-2008. Major milestones met during the third quarter of 2007 include successful boiler hydro-testing and the first coal delivery. Capital costs for the project are expected to be between $620 and $640.

Yanacocha Operations

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended September 30,	360	578	$358	$210	$117	$80
Nine months ended September 30,	1,127	2,133	$357	$183	$110	$65

(1)	Consolidated gold ounces sold includes minority interests’ share (51.35% Newmont owned).

(2)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Consolidated gold production and sales at Yanacocha decreased 38%, as expected, in the third quarter of 2007 compared to 2006 due to the timing of flows from the leach pads. Gold production in the third quarter of 2006 benefited from higher grade and tons placed on the leach pads in the first half of 2006 as compared to 2007. Also, ore mined decreased to 28.7 million tons in the third quarter of 2007 from 31.0 million tons in the third quarter of 2006. During the same periods, the amount of waste material mined remained constant. However, the decrease in ore tons was offset by 17% higher ore grade. Costs applicable to sales increased $148 per ounce in the third quarter of 2007 compared to 2006 primarily due to lower production which impacted unit costs by approximately $120 per ounce, as well as increased labor, diesel, mine maintenance and other costs.

Consolidated gold sales at Yanacocha decreased 47% and gold production decreased 49% in the first nine months of 2007 compared to 2006 as a result of 38% lower leach ore grade and 28% fewer ore tons placed on leach pads in the first nine months of 2007 compared to 2006. Costs applicable to sales per ounce nearly doubled in the first nine months of 2007 compared to 2006 due to the decrease in production and increased waste removal. Unit costs were also impacted by increased labor costs and a valuation charge related to the La Quinua leach pad inventory in the second quarter of 2007.

The Company continues to expect consolidated gold sales of approximately 1.5 to 1.6 million ounces and Costs applicable to sales of approximately $340 to $360 per ounce for 2007.

Construction of the gold mill at Yanacocha was approximately 85% complete at September 30, 2007. Progress on the gold mill continues as expected, with capital costs expected to be between $250 and $270 and commercial production anticipated by mid-2008.

Australia/New Zealand Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Tanami	93	103	$431	$379	$88	$75
Kalgoorlie (50% owned)	83	80	609	481	72	74
Jundee	78	90	433	349	87	76
Pajingo	44	50	398	318	215	170
Waihi	21	32	531	273	253	102

Total/Weighted-Average	319	355	$480	$376	$112	$90

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Tanami	336	302	$419	$374	$81	$71
Kalgoorlie (50% owned)	249	256	585	476	77	73
Jundee	211	229	507	368	89	77
Pajingo	131	117	409	387	191	163
Waihi	62	100	531	198	237	92

Total/Weighted-Average	989	1,004	$485	$383	$106	$86

(1)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Australia/New Zealand gold sales decreased 10% in the third quarter of 2007 compared to 2006, primarily due to decreased production at Tanami, Jundee, Pajingo and Waihi. Costs applicable to sales per ounce increased by 28%, primarily due to the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $49 per ounce, decreased production, increased royalties due to the higher gold price and increased input costs, particularly diesel, electricity and labor costs.

Australia/New Zealand gold sales decreased 1% in the first nine months of 2007 compared to 2006 as a result of lower production at Kalgoorlie, Jundee and Waihi, partially offset by higher production at Tanami and Pajingo and inventory sales. Costs applicable to sales per ounce increased 27%, primarily due to the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $39 per ounce, increased royalties due to the higher gold price and increased diesel, electricity and labor costs.

Tanami, Australia. Gold ounces sold decreased 10% in the third quarter of 2007 from 2006 due to the timing of sales. Gold ounces produced were marginally lower as a 9% decrease in mill ore grade from the blending of lower grade stockpiles was partially offset by a 5% increase in mill throughput. Costs applicable to sales per ounce increased 14% due to: the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $43 per ounce, and increased milling costs related to cyanide destruction.

Gold ounces sold increased 11% in the first nine months of 2007 compared to 2006 as a result of an 11% increase in mill ore grade, from mining higher grade areas underground. Costs applicable to sales per ounce increased 12% due to: the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $30 per ounce; increased underground mining, milling and royalty costs, partially offset by higher production.

Kalgoorlie, Australia. Gold ounces sold in the third quarter of 2007 were 4% higher as compared to 2006 due to a 3% increase in mill throughput and inventory sales. Costs applicable to sales per ounce increased 27% due to: the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $57 per ounce, and increased milling costs.

Gold ounces sold in the first nine months of 2007 were 3% lower compared to 2006. Costs applicable to sales per ounce increased 23% due to: the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $45 per ounce, decreased production; and higher mining and milling costs. Mining costs were higher due to increased fuel and maintenance costs, drilling rates and tire usage. Milling costs were higher due to increased grinding media usage due to harder ore being processed.

Jundee, Australia. Gold ounces sold decreased 13% in the third quarter of 2007 compared to 2006 due to a 27% decrease in mill throughput, partially offset by 21% higher ore grade. Mill throughput decreased due to the relocation of the Nimary ball mill to the Jundee mill and closure of the Nimary mill. Costs applicable to sales per ounce increased 24%, primarily due to: the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $47 per ounce; lower production; and higher contract mining and electricity generation costs.

Gold ounces sold decreased 8% in the first nine months of 2007 compared to 2006 as a result of 24% lower mill throughput caused by the relocation of the Nimary ball mill and closure of the Nimary mill, partially offset by 18% higher mill ore grade. Costs applicable to sales per ounce increased 38% due to: the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $42 per ounce, lower production and higher underground mining and electricity generation costs.

Pajingo, Australia. Gold ounces sold decreased 12% in the third quarter of 2007 from 2006, due to a 19% decrease in mill grade. Costs applicable to sales per ounce increased 25% due to: the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $41 per ounce, lower production and higher labor and maintenance costs. Access to the Jandam ore body in the third quarter of 2006 resulted in significantly higher tons and grades in 2006, resulting in higher production. Pajingo is approaching the end of its mine life, based on current mine plans, and operations are expected to be completed in the first half of 2008.

Gold ounces sold increased 12% in the first nine months of 2007 compared to 2006 as a result of higher production due to a 12% increase in mill throughput, partially offset by lower mill grade. Costs applicable to sales per ounce increased 6% due to: the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $35 per ounce, higher labor and maintenance costs, partially offset by increased production.

Waihi, New Zealand. Gold ounces sold decreased 34% in the third quarter of 2007 from 2006, resulting from lower grade open pit ore, partially offset by higher grade underground material. Costs applicable to sales per ounce increased 95% due to the strengthening of the New Zealand dollar, which increased Costs applicable to sales by approximately $82 per ounce, the decrease in gold production and the higher cost of ramping up the Favona underground operations in 2007 compared to the lower cost Martha open pit production in 2006.

Gold ounces sold decreased 38% and Costs applicable to sales per ounce increased 168% in the first nine months of 2007 compared to 2006 as a result of the transition to the Martha open pit south layback and Favona underground in 2007. Costs applicable to sales increased approximately $60 per ounce due to the strengthening of the New Zealand dollar.

The Company expects gold sales in Australia/New Zealand of approximately 1.275 to 1.325 million ounces for 2007. The Company has revised its expected Costs applicable to sales for the year to approximately $500 to $525 per ounce reflecting the impact of the Australian dollar as well as oil price escalation. Costs applicable to sales in Australia/New Zealand for the entire year are expected to change by approximately $1 to $2 per ounce for every 0.01 move in the Australian dollar exchange rate above an assumed average exchange rate of 0.80 during the fourth quarter of 2007.

Development of the Boddington project was approximately 50% complete at the end of September 30, 2007, with start-up still expected in late 2008 or early 2009. The Company is in the process of completing a definitive estimate to update the Boddington capital costs, including the adverse impact of the strengthening Australian dollar exchange rate. This definitive estimate is expected to be complete in the first quarter of 2008.

Batu Hijau Operation

	Gold Ounces Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Three months ended September 30,	200	59	$147	$286	$27	$66
Nine months ended September 30,	374	266	$207	$219	$44	$52

	Copper Pounds Sold(1)		Costs Applicable to Sales(2)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(pounds in millions)		($ per ounce)		($ per ounce)
Copper
Three months ended September 30,	163	90	$0.68	$0.73	$0.14	$0.14
Nine months ended September 30,	351	288	$1.06	$0.75	$0.22	$0.16

(1)	Consolidated gold ounces or copper pounds sold includes minority interests’ share. On May 25, 2007, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45%.

(2)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Consolidated copper and gold production and sales increased substantially in the third quarter of 2007 from 2006, respectively, due to the processing of significantly higher grade ore mined from the bottom of Phase 4. Copper ore grade milled increased to 0.73% from 0.52%, and gold ore grade milled increased to 0.020 ounces per ton from 0.007 ounces per ton. Mill throughput and copper and gold recoveries also increased as a result of processing softer, higher grade ore. Total tons mined in the third quarter of 2007 decreased by 25% compared to the third quarter of 2006 due to longer hauling distances as well as utilization of some mining equipment for work outside of the pit.

Costs applicable to sales decreased 7% per pound of copper and decreased 48% per ounce of gold in the third quarter of 2007 from 2006 due to the increase in production. In addition, a higher proportion of the costs were allocated to copper than gold due to the significantly higher proportion of copper revenue in 2007. Total Costs applicable to sales increased $57 from the third quarter of 2006 to the third quarter of 2007, due to more ore added to stockpiles in 2006. The ore was stockpiled to feed the mill while mining operations concentrated on stripping waste during the fourth quarter of 2006 and the first half of 2007. Total spending on operations before stockpile allocations was unchanged in the third quarter of 2007 from 2006.

Consolidated copper and gold sales increased 22% and 41% in the first nine months of 2007 from 2006, respectively, due to the significantly higher production in the third quarter of 2007 as discussed above. Costs applicable to sales increased 41% per pound of copper due to the allocation of costs to ore stockpiles in 2006, compared to waste stripping in 2007. The ratio of waste tons to ore tons increased from 1.0 in 2006 to 6.3 in 2007. Costs applicable to sales per ounce of gold decreased 5% due to the benefit of a higher proportion of costs allocated to copper due to proportionately higher copper revenue, partially offset by the increased stripping ratio. Total spending on operations before stockpile allocations was 4% higher in 2007 from 2006 due to increased labor and maintenance costs.

The average realized net copper price increased to $3.34 per pound in the third quarter of 2007 from $1.04 per pound in the third quarter of 2006, as the final copper hedge contract deliveries were made in February 2007.

The Company expects consolidated gold and copper sales of approximately 475,000 to 525,000 ounces of gold and approximately 425 to 475 million pounds of copper in 2007. The Company expects Costs applicable to sales of approximately $225 to $240 per ounce of gold and $1.10 to $1.20 per pound of copper for 2007.

Newmont has a 45% ownership interest in the Batu Hijau mine, held through a partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns Batu Hijau. Newmont identified NTP as a Variable Interest Entity and has fully consolidated Batu Hijau in its consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafa Indah (“PTPI”), an unrelated Indonesian company. Because PTPI’s interest was a carried interest, and because PTPI had been advanced a loan by NTP, Newmont reported a 52.875% economic interest in Batu Hijau, which reflected its actual economic interest in the mine until such time as the loan was fully repaid (including accrued interest). On May 25, 2007, PTPI fully repaid the loan (including accrued interest) from NTP. As a result of the repayment, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45% and the Company recorded a net charge of $25 (after-tax) against Minority interest expense in the second quarter of 2007.

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

Ahafo Operation

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended September 30,	113	78	$455	$251	$96	$82
Nine months ended September 30,	361	78	$391	$251	$94	$82

(1)      Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Gold ounces sold at Ahafo increased 45% in the third quarter of 2007 compared to 2006 primarily due to a full quarter of operations in 2007, as Ahafo commenced operations in August 2006. Costs applicable to sales increased by $204 per ounce due to increased mining and milling costs. Mining costs increased due to higher waste removal costs as well as the third quarter of 2006 benefiting from the capitalization of pre-production costs and lower maintenance activities. In addition, mining costs increased due to increased pit dewatering, labor, fuel and tire costs. Milling costs increased due to the use of higher cost diesel generated of electricity, as a result of power rationing in Ghana as well as increased maintenance costs.

Gold ounces sold increased in the first nine months of 2007 compared to 2006 as a result of the commencement of production in August 2006. Costs applicable to sales per ounce increased 56% due to higher mining and milling costs. Mining costs increased primarily due to higher waste stripping, higher fuel, pit dewatering and maintenance costs. Milling costs increased due to higher electricity and maintenance costs. Costs applicable to sales in 2006 benefited from the capitalization of pre-production costs.

During the first nine months of 2007, the Company realized better than expected ore grades and mill recovery rates, which resulted in higher than expected production at Ahafo. Mill ore grades were higher than expected due to ore control improvement programs implemented during the year. Increased mill recoveries were a result of higher than expected yields from the transitional ore mined at the Apensu deposit. As a result, the Company now expects gold sales of approximately 425,000 to 450,000 ounces in 2007. Based on the results for the first nine months of 2007 and the potential opportunity for continued power supply from the national grid, the Company expects Costs applicable to sales of approximately $400 to $430 per ounce for the year.

Construction of the 80 mega-watt power plant was completed during the third quarter of 2007 and is expected to be available to feed power into the national grid in October. As a result of the mining industry’s initiative to install the power plant, the Ghanaian government has agreed, if required, to distribute power proportionately between participating mines and other industrial and commercial customers.

Other Operations

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Kori Kollo(2) (88% owned)	20	29	$396	$86	$126	$78
La Herradura (44% owned)	19	21	359	237	78	131
Golden Giant	—	9	—	300	—	—

Total/Weighted-Average	39	59	$378	$173	$103	$85

	Gold Ounces Sold		Costs Applicable to Sales(1)		Depreciation, Depletion and Amortization
	2007	2006	2007	2006	2007	2006
	(ounces in thousands)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Kori Kollo(2) (88% owned)	66	103	$369	$188	$115	$63
La Herradura (44% owned)	64	61	314	246	77	109
Golden Giant	12	58	205	219	—	10

Total/Weighted-Average	142	222	$330	$212	$88	$62

(1)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

(2)	Consolidated gold ounces sold includes minority interests’ share.

Gold ounces sold at Other Operations decreased in the third quarter and first nine months of 2007 from 2006, 34% and 36%, respectively, primarily due to the completion of operations at Golden Giant and lower production from Kori Kollo. Gold production from Kori Kollo decreased due to the timing of flows from the leach pads. Costs applicable to sales per ounce increased in the third quarter and first nine months of 2007 from 2006, primarily due to the completion of operations at Golden Giant, lower production and higher production taxes at Kori Kollo, and higher waste removal costs at La Herradura.

Consolidated gold sales for Other Operations in 2007 are expected to be approximately 180,000 to 200,000 ounces at Costs applicable to sales of approximately $310 to $330 per ounce.

Foreign Currency Exchange Rates

The Company’s foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 31% and 41%, of Newmont’s Costs applicable to sales were paid in local currencies during the third quarter of 2007 and 2006, respectively. Approximately 29% and 37%, of Newmont’s Costs applicable to sales were paid in local currencies during the first nine months of 2007 and 2006, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at Newmont’s foreign mining operations, primarily Australia/New Zealand, increased consolidated Costs applicable to sales per ounce by approximately $10 and $9 during the third quarter and first nine months of 2007 as compared to the corresponding periods in 2006.

Liquidity and Capital Resources

Operating Activities

Net cash used in continuing operations was $103 for the first nine months of 2007 compared to Net cash provided from continuing operations of $723 in 2006. Cash flow used in operations during 2007 was negatively impacted by $578 settlement of the price-capped forward sales contracts, $276 settlement of pre-acquisition Australia income taxes of Normandy, $174 from the final settlement of copper collar contracts, fewer gold ounces sold and higher operating costs, partially offset by increased copper ounces sold and higher realized gold and copper prices, as discussed above in Consolidated Financial Results.

Investing Activities

Net cash used in investing activities of continuing operations was $974 during the first nine months of 2007 compared to $845 during the same period of 2006.

Additions to property, plant and mine development were as follows:

	Nine Months Ended September 30,
	2007	2006
Nevada, USA	$453	$501
Yanacocha, Peru	181	174
Australia/New Zealand:
Tanami, Australia	29	21
Kalgoorlie, Australia	4	11
Jundee, Australia	32	16
Pajingo, Australia	3	7
Martha, New Zealand	29	17
Boddington, Australia	272	41
Other, Australia	2	2

	371	115

Batu Hijau, Indonesia	43	97
Africa:
Ahafo, Ghana	79	155
Akyem, Ghana	15	45

	94	200

Other Operations:
Kori Kollo, Bolivia	2	1
La Herradura, Mexico	10	7

	12	8

Corporate and Other	8	9

	$1,162	$1,104

Capital expenditures in Nevada during the first nine months of 2007 were primarily due to the construction of the power plant, mine equipment replacement and sustaining mine development. Yanacocha capital expenditures were primarily related to construction of the gold mill and leach pad expansions. Capital expenditures in Australia/New Zealand largely resulted from the continued construction of the Boddington project and underground mine development. Batu Hijau’s capital expenditures were predominately used for mine equipment purchases, mine dewatering, and sustaining mine development. Capital expenditures at Ahafo were mainly as a result of power generation facilities and equipment, mine equipment purchases, and infrastructure and land. Newmont expects to spend $1,800 to $2,000 on capital expenditures in 2007. Remaining capital expenditures of $280 to $330 in Australia for the fourth quarter of 2007 are exposed to $3 for every 0.01 change in the exchange rate from 0.80.

Capital expenditures in Nevada during the first nine months of 2006 related to activities for the development of the Leeville, Phoenix, and Power Plant projects, and mine equipment replacement. Yanacocha 2006 capital expenditures were for continuing leach pad construction, mine development and mine equipment. Australia/New Zealand 2006 capital expenditures resulted from mine development and underground fleet replacement combined with the Boddington project. Expenditures in 2006 at Batu Hijau primarily included the purchase of additional surface equipment. Capital expenditures in 2006 at Ahafo resulted from construction and development.

Investments in marketable debt securities, net. The Company had net proceeds of $2 and $588 from auction rate securities during the first nine months of 2007 and 2006, respectively. The Company accounts for these investments as short-term available-for-sale marketable debt securities.

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

Financing Activities

Net cash provided from financing activities of continuing operations was $734 during the first nine months of 2007 and Net cash used in financing activities of continuing operations during the first nine months of 2006 was $228.

During July 2007, the Company completed a private offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 Notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 Notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.625% per annum. The Notes will be convertible, at the holder’s option, equivalent to a conversion price of $46.21 per share of common stock. Upon conversion, the principle amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. The Company does not have an option to redeem the notes prior to their applicable stated maturity date. The net proceeds from the offering, after expenses, were approximately $1,126.

In connection with the convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). These transactions included the purchase of call options and the sale of warrants. The purchased call options cover, in the aggregate and subject to customary anti-dilution adjustments, 24,887,956 shares of the Company’s common stock, par value $1.60 per share. The Company sold warrants to purchase, in the aggregate and subject to customary anti-dilution adjustments, 24,887,956 shares of common stock at a price of $60.27 per share. In most cases, the warrants may not be exercised prior to the maturity of the notes. As a result of the call option and warrant transactions, the conversion price of $46.21 was effectively increased to $60.27. The aggregate cost to the Company of the purchased call options was $366, partially offset by $248 that the Company received from the sale of the warrants.

During the first nine months of 2007, the Company borrowed $1,595 on its revolving credit facility and $7 at Kori Kollo, received $1,126 net proceeds from the issuance of convertible debt and made scheduled debt repayments of $1,631 (including $1,575 on its revolving credit facility, $21 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, $7 on the Yanacocha credit facility, $5 on Australia capital leases, and $43 related to the Batu Hijau project).

Scheduled minimum debt repayments at September 30, 2007 are $85 for the remainder of 2007, $253 in 2008, $136 in 2009, $138 in 2010, $321 in 2011 and $2,100 thereafter. Newmont expects to be able to fund maturities of its debt from Net cash provided from operating activities, short-term investments, existing cash balances or available credit facilities.

At September 30, 2007, $437 of the total scheduled minimum debt repayments relate to the project financing facility for Batu Hijau, which is non-recourse to Newmont. The current portion of this facility is $87. Yanacocha also has scheduled minimum payments on unsecured non-recourse debt of $193, of which $14 is classified as a current liability and scheduled minimum payments on secured non-recourse haul truck leases of $22, of which $7 is classified as a current liability. Additionally, PT Newmont Nusa Tenggara shareholder loans of $36 at September 30, 2007 from one of its shareholders, Nusa Tenggara Mining Corporation, are payable on demand, subject to the project financing facility subordination terms, and are also non-recourse to Newmont. This amount is also classified as a current liability.

At September 30, 2007, the Company was in compliance with all required debt covenants and other restrictions related to its debt agreements.

In September 2006, Newmont settled its remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract. This settlement resulted in cash payments of $96 and a $48 reduction to the current portion of long-term debt.

The Company declared regular quarterly dividends totaling $0.30 per common share through September 30, 2007 ($0.10 per common share paid on March 29, 2007, $0.10 per common share paid on June 29, 2007 and $0.10 per common share paid on September 28, 2007). Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling CDN$0.3352 per share (CDN $0.1185 per share paid on March 29, 2007, CDN$0.1123 per share paid on June 29, 2007 and CDN$0.1044 per common share paid on September 28, 2007). The amount paid to common stockholders in the first nine months of 2007 and 2006 was $136 and $135, respectively. The Company also used $116 and $235 to pay dividends to minority interests for the first nine months of 2007 and 2006, respectively.

During the first nine months of 2007 and 2006, respectively, the Company issued 708,904 and 2,146,006 common shares for proceeds of $20 and $66, related to the exercise of employee stock options.

Discontinued Operations

Discontinued operations include the Company’s former Merchant Banking Segment, its 50% interest in the Zarafshan-Newmont Joint Venture, expropriated by the Uzbekistan government in August 2006, and the Holloway mine sold in November 2006.

Net cash provided from discontinued operations was $96 in the first nine months of 2007 compared to $73 in the first nine months of 2006. Cash provided from discontinued operations relates primarily to royalty and dividend income from the Merchant Banking Segment in 2007 and 2006.

Net cash provided from investing activities of discontinued operations was $123 in the first nine months of 2007 compared to $255 in the first nine months of 2006. Net cash provided from investing activities relates primarily to the net proceeds from the sale of investments and assets of the discontinued segments.

Capital expenditures of discontinued operations was $2 and $11 in the first nine months of 2007 and 2006, respectively.

On July 16, 2007 an agreement was signed to settle the dispute over the Company’s interest in the Zarafshan-Newmont Joint Venture. Newmont received $80 proceeds from the settlement, less $3 in expenses related to the settlement.

During the first nine months of 2007, the Company purchased additional marketable equity securities of Gabriel Resources for $27, Neptune Minerals Plc. of $5, and other marketable equity securities for $4. Proceeds from the sale of marketable securities in 2007 include $69 from the sale of Oxiana Limited shares, $4 from the sale of Pan Australia, $4 from the sale of Queenston Resources, $6 from the sale of Western Goldfields Inc. and $1 from the sale of other marketable securities.

During the first nine months of 2006, the Company purchased additional marketable equity securities and warrants of Yukon Nevada Gold Corp. (formerly Queenstake Resources) for $10, purchased marketable equity securities of Gabriel Resources for $17, and purchased other marketable securities for $9. Newmont also reinvested dividends from Canadian Oil Sands Trust for $17. Proceeds from investing activities of discontinued operations in 2006 include $271 from the sale of the Alberta oil sands project, $42 from the sale of the Martabe project and $4 from the sale of Pan Australia shares and $2 on other investment sales.

Net cash used in financing activities of discontinued operations was $nil in the first nine months of 2007 compared to $7 in the first nine months of 2006. Cash used in financing activities of discontinued operations in 2006 relate to Zarafshan-Newmont Joint Venture debt payments.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 2 to our Condensed Consolidated Financial Statements, the Company recognized a $72 increase in its net liability for unrecognized tax benefits as a result of the adoption of FIN 48 on January 1, 2007. These liabilities are primarily included as a component of long-term Other liabilities in our Condensed Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would be required to make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

The Company has the following off-balance sheet arrangements: operating leases (as disclosed in Note 27 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007) and $534 of outstanding letters of credit, surety bonds and bank guarantees. Newmont also provides a contingent support line of credit to PT Newmont Nusa Tenggara of which Newmont’s pro-rata share is $37. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (in thousands of tons): 147 for the remainder of 2007; 796 in 2008; 717 in 2009; 670 in 2010; 686 in 2011; and 2,635 thereafter.

Environmental

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2007 and December 31, 2006, $524 and $520, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $111 and $85 were accrued for such obligations at September 30, 2007 and December 31, 2006, respectively. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 59% greater or 16% lower than the amount accrued at September 30, 2007. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, other in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 21 and 25 to the Condensed Consolidated Financial Statements.

During the first nine months of 2007 and 2006, capital expenditures were approximately $57 and $86, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

Newmont spent $8 and $6 during the first nine months of 2007 and 2006, respectively, for environmental obligations related to the former mining sites discussed in Note 25 to the Condensed Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures, should the Company elect to measure certain financial instruments at fair value.

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

Recent Accounting Developments

On September 5, 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by APB 14. Therefore, the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. If the proposed FSP were to be adopted, the Company estimates that approximately $300 million of debt discount would be recorded and the effective interest rate on its 2014 and 2017 convertible senior notes (Note 19) would increase by approximately 5 percentage points for the non-cash amortization of the debt discount.

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

Newmont had the following derivative contracts outstanding at September 30, 2007:

	Expected Maturity Date					Fair Value
	2007	2008	2009	2010	Total/ Average	At September 30, 2007	At December 31, 2006
IDR:
$ (millions)	$28	$59	$—	$—	$87	$1	$4
Average rate (IDR/$)	9,351	9,399	—	—	9,384
A$:
$ (millions)	$11	$45	$44	$28	$128	$8	$—
Average rate ($/A$)	0.8175	0.8090	0.7960	0.7834	0.7997

Newmont had copper collar contracts with a fair value of $(173) and gold put option contracts of $(1) outstanding at December 31, 2006. Final delivery under the copper collar contracts occurred in February 2007.

Australian Dollar Fixed Forward Contracts

During the third quarter 2007, Newmont began a layered fixed forward contract program to hedge a portion of its A$ denominated operating expenditures. The hedges include a series of fixed forward contracts with expiration dates ranging up to three years.

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

At September 30, 2007 and 2006, Batu Hijau had the following gross revenues (before treatment and refining charges) subject to final price adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross revenue subject to final price adjustments
Copper	$594	$309	$706	$405
Gold	$31	$9	$39	$19

The average final price adjustments realized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average final price adjustments
Copper	3%	26%	3%	39%
Gold	4%	(4)%	3%	4%

Interest Rate Swap Contracts

At September 30, 2007, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $275 8 5/8% debentures expiring in 2011. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three and nine months ended September 30, 2007 and 2006, these transactions had an insignificant impact on interest expense. The fair value of the interest rate swaps was $1 at September 30, 2007 and December 31, 2006.

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

Information regarding legal proceedings is contained in Note 25 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2007 through July 31, 2007	24,095	(1)	$38.96	—	N/A
August 1, 2007 through August 31, 2007	3,762	(2)	$41.75	—	N/A
September 1, 2007 through September 30, 2007	—		—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipients’ tax withholding obligations.

(2)	Represents shares forfeited by an employee of previously granted restricted shares of common stock upon termination of employment.

ITEM 6.	EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: October 31, 2007	/s/ RUSSELL BALL
Russell Ball Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2007	/s/ ROGER P. JOHNSON
Roger P. Johnson Controller and Chief Accounting Officer (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

2.1	Support Agreement dated October 8, 2007, among Newmont, Newmont Mining B.C. Limited and Miramar Mining Corporation (incorporated by reference to Exhibit 7.3 to Schedule 13D filed on October 9, 2007).

2.2	Form of Lock-Up Agreement dated October 8, 2007, among Newmont, Newmont Mining B.C. Limited, and each of the Officers and Directors of Miramar Mining Corporation listed on Annex C of Schedule 13D (incorporated by reference to Exhibit 7.4 to Schedule 13D filed on October 9, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.[1]

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.[1]

[1]	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.