Form 10-K
period 2007-12-31
NEWMONT MINING CORP /DE/
filed 2008-02-21
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2007, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $17,524,404,968 based on the closing sale price as reported on the New York Stock Exchange. There were 435,838,958 shares of common stock outstanding (and 17,449,759 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on February 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2008 Annual Stockholders Meeting to be held on April 23, 2008, are incorporated by reference into Part III of this report.

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

PART I

ITEM 1. BUSINESS (dollars in millions except per share, per ounce and per pound amounts)

Introduction

Newmont Mining Corporation is primarily a gold producer with significant assets or operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, Bolivia, New Zealand and Mexico. As of December 31, 2007, Newmont had proven and probable gold reserves of 86.5 million equity ounces and an aggregate land position of approximately 42,680 square miles (110,550 square kilometers). Newmont is also engaged in the production of copper, principally through its Batu Hijau operation in Indonesia. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Denver, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation and/or our affiliates and subsidiaries. All dollars are in millions, except per share, per ounce, and per pound amounts.

Newmont’s revenues and long-lived assets are geographically distributed as follows:

	Revenues			Long-Lived Assets
	2007	2006	2005	2007	2006	2005
United States	29%	29%	23%	39%	54%	55%
Peru	20%	32%	35%	11%	10%	10%
Australia/New Zealand	15%	15%	15%	12%	8%	7%
Indonesia	28%	19%	23%	15%	15%	17%
Ghana	6%	3%	—	8%	8%	6%
Other(1)	2%	2%	4%	15%	5%	5%

(1)	Other includes Canada, Mexico and Bolivia.

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

On October 9, 2007, the Company announced the proposed acquisition of Miramar Mining Corporation (“Miramar”) and offered to acquire all of the outstanding common shares of Miramar for C$6.25 in cash. As of December 31, 2007, approximately 155 million common shares of Miramar had been validly deposited to Newmont’s offer. Newmont accepted and paid for such shares, representing approximately 70% of the common shares of Miramar which, in addition to the 18 million shares previously owned by the Company, brought the Company’s interest in Miramar to approximately 78%. Miramar is a Canadian gold company that controls the

Hope Bay project, a large undeveloped gold project in Nunavut, Canada. The Hope Bay project is consistent with the Company’s strategic focus on exploration and project development and was acquired with the intention of adding higher grade ore reserves and developing a new core gold mining district in a AAA-rated country.

In January 2008, Newmont acquired approximately 40 million additional common shares of Miramar at a price of C$6.25 per common share, bringing its interest in Miramar to 96%. This successfully completed the offer to acquire all of the outstanding common shares of Miramar. Newmont has mailed a notice of compulsory acquisition pursuant to the Business Corporations Act (British Columbia) to acquire all the remaining common shares of Miramar that were not acquired pursuant to the offer. As a result of the acquisition, Newmont owns the Hope Bay gold mining project in the Nunavut Territory of Canada.

On December 20, 2007, Newmont sold its portfolio of royalty assets and certain other non-core investments to the new Franco-Nevada Corporation in a cash transaction for $1,187, resulting in a $905 pre-tax gain.

For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Segment Information, Export Sales, etc.

We have operating segments of Nevada, Yanacocha in Peru, Australia/New Zealand, Batu Hijau in Indonesia, Africa and Other Operations comprised of smaller operations in Bolivia, Mexico and Canada. We also have an Exploration Segment. See Note 30 to the Consolidated Financial Statements for information relating to our business segments, our domestic and export sales, and our non-dependence on a limited number of customers.

Products

Gold

General. We had consolidated sales of 6.2 million ounces of gold (5.3 million equity ounces) in 2007, 7.2 million ounces of gold (5.9 million equity ounces) in 2006 and 8.2 million ounces (6.5 million equity ounces) in 2005. For 2007, 2006 and 2005, 78%, 86% and 84%, respectively, of our net revenues were attributable to gold sales. Of our 2007 gold sales, approximately 38% came from Nevada, 25% from Yanacocha, 19% from Australia/New Zealand, 8% from Batu Hijau and 7% from Africa. References in this report to “equity ounces” or “equity pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves that is attributable to our ownership or economic interest.

Most of our revenue comes from the sale of refined gold in the international market. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting mostly of gold but also containing silver, copper and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver are credited to our account or delivered to buyers. Gold sold from Batu Hijau, and a portion of the gold from Phoenix in Nevada, is contained in a concentrate.

Gold Uses. Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply. The supply of gold consists of a combination of current production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, current mine production has accounted for 60% to 70% of the annual supply of gold.

Gold Price. The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in U.S. dollars per ounce, on the London Bullion Market.

Year	High	Low	Average
1998	$313	$273	$294
1999	$326	$253	$279
2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008 (through February 14, 2008)	$925	$847	$895

Source:	Kitco, Reuters and the London Bullion Market Association

On February 14, 2008, the afternoon fixing price for gold on the London Bullion Market was $906 per ounce and the spot market price of gold on the New York Commodity Exchange was $907 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the customer. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

Copper

General. We had consolidated sales of 428 million pounds of copper (204 million equity pounds) in 2007, 435 million pounds of copper (230 million equity pounds) in 2006 and 573 million pounds (303 million equity pounds) in 2005. For 2007, 2006 and 2005, 22%, 14% and 16%, respectively, of our net revenues were attributable to copper. As of December 31, 2007, we had a 45% ownership interest in the Batu Hijau operation in Indonesia, which began production in 1999. Production at Batu Hijau is in the form of a copper/gold concentrate that is sold to smelters for further treatment and refining.

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

Copper Supply. The supply of copper consists of a combination of current production from mining and recycled scrap material. Copper supply has not kept pace with increasing demand in recent years, resulting in price increases reflected in the chart below.

Copper Price. The price of copper is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average prices of high grade copper on the London Metal Exchange over the past ten years.

Year	High	Low	Average
1998	$0.85	$0.65	$0.75
1999	$0.84	$0.61	$0.71
2000	$0.91	$0.73	$0.82
2001	$0.83	$0.60	$0.72
2002	$0.77	$0.64	$0.71
2003	$1.05	$0.70	$0.81
2004	$1.49	$1.06	$1.30
2005	$2.11	$1.39	$1.67
2006	$3.99	$2.06	$3.05
2007	$3.77	$2.37	$3.24
2008 (through February 14, 2008)	$3.55	$3.02	$3.27

Source:	London Metal Exchange

On February 14, 2008, the closing price of high grade copper was $3.53 per pound on the London Metal Exchange. Our ability to sell copper at market prices is limited in some cases by hedging activities, more particularly described in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 14 to the Consolidated Financial Statements.

Hedging Activities

We generally avoid gold hedging. Our philosophy is to provide shareholders with leverage to changes in the gold price by selling our gold production at market prices. We have, however, historically entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with commodities, interest rates and foreign currencies.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 14 to the Consolidated Financial Statements.

Exploration

Our exploration group is responsible for all activities, regardless of location, associated with our efforts to discover new mineralized material and, if successful, advance such mineralized material into proven and probable reserves. We conduct exploration in areas surrounding our existing mines for the purpose of locating additional deposits and determining mine geology, and in other prospective gold regions globally. Near-mine exploration can result in the discovery of new gold mineralization, which will receive the economic benefit of existing operating, processing, and administrative infrastructures. Greenfields exploration is where a discovery of new gold mineralization would likely require the investment of new capital to build a separate, stand-alone operation away from any of our existing infrastructure. Our exploration group employs state-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, as well as geochemical and geological prospecting methods, to identify prospective targets. We expensed $177 in 2007, $166 in 2006 and $143 in 2005 on Exploration.

As of December 31, 2007, we had proven and probable gold reserves of 86.5 million equity ounces. We added 0.8 million net equity ounces to proven and probable reserves, with 8.2 million equity ounces of depletion and divestitures during 2007. A reconciliation of the changes in proven and probable reserves during the past three years is as follows:

	2007	2006	2005
	(millions of equity ounces)
Opening balance	93.9	93.2	92.4
Greenfield additions(1)	1.6	1.7	5.5
Near-mine additions	(0.8)	4.2	3.9

Total additions(2)	0.8	5.9	9.4
Acquisitions	—	3.7	—
Depletion	(7.3)	(7.4)	(8.3)
Other divestments(3)	(0.9)	(1.5)	(0.3)

Closing balance	86.5	93.9	93.2

(1)	Additions attributable to the Exploration Segment.
(2)	The impact of the change in gold price assumption on reserve additions was 0.7, 3.1 and 2.6 million equity ounces in 2007, 2006 and 2005, respectively.
(3)

In December 2007, the Pajingo operation was sold. In May 2007, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45%. In August 2006, the government of Uzbekistan appropriated the Company’s 50% interest in the Zarafshan-Newmont Joint Venture.

In Nevada, reserves decreased by depletion of 3.7 million equity ounces, resulting in total proven and probable reserves of 29.4 million equity ounces as of December 31, 2007.

In Peru, reserves decreased to 14.2 million equity ounces, after additions of 0.3 million equity ounces and depletion of 1.2 million equity ounces.

In Australia/New Zealand, reserves increased to 19.4 million equity ounces after depletion of 1.5 million equity ounces, the sale of the Pajingo assets during 2007, and 2.3 million equity ounces of reserve additions, primarily from Boddington and Jundee.

At Batu Hijau, we depleted 0.3 billion equity pounds of copper and 0.3 million equity ounces of gold, and added 0.4 billion equity pounds of copper and 0.3 million equity ounces of gold due to increased metal prices. Additions were partially offset by higher costs and revised geotechnical assumptions. On May 25, 2007, the minority owner of Batu Hijau fully repaid a loan from a Newmont subsidiary. As a result of the loan repayment, our economic interest was reduced from 52.875% to 45%. We reported proven and probable reserves of 4.1 billion equity pounds of copper and 4.2 million equity ounces of gold as of December 31, 2007.

At Ahafo in Ghana, proven and probable reserves decreased by 2.4 million equity ounces as a result of increased cost impacts and by 0.5 million equity ounces due to depletion. As of December 31, 2007, we reported reserves of 9.7 million equity ounces at Ahafo and 7.7 million equity ounces at Akyem.

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

Environmental Matters

Our United States mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Our activities outside the United States are also subject to governmental regulations for the protection of the environment.

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. We have made, and expect to make in the future, expenditures to comply with such laws and regulations. We have made estimates of the amount of such expenditures, but cannot precisely predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. As of December 31, 2007, $569 was accrued for reclamation costs relating to currently developed and producing properties.

We are also involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the activities required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $125 was accrued as of December 31, 2007 for such obligations associated with properties previously owned or operated by us or our subsidiaries. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 61% greater or 18% lower than the amount accrued as of December 31, 2007. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to costs and expenses in the period when estimates are revised.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Notes 24 and 32 to the Consolidated Financial Statements, below.

Employees

There were approximately 15,000 people employed by Newmont as of December 31, 2007.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;

•	Estimates of future mineral production and sales, for specific operations and on a consolidated or equity basis;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;

•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;

•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and

•	Estimates of future costs and other liabilities for certain environmental matters.

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

The Company filed with the New York Stock Exchange (“NYSE”) on May 24, 2007, the annual certification by its Chief Executive Officer, certifying that, as of the date of the certification, he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual. The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of its public disclosures as Exhibits 31.1 and 31.2 to this report.

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

Risks Related to the Mining Industry Generally

A Substantial or Extended Decline in Gold or Copper Prices Would Have a Material Adverse Effect on Newmont

Our business is dependent on the realized price of gold and copper, which are affected by numerous factors beyond our control. Factors tending to put downward pressure on prices include:

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

Any drop in the realized price of gold or copper adversely impacts our revenues, net income and cash flows, particularly in light of our philosophy of generally avoiding gold hedging. We have recorded asset write-downs in the past and may experience additional impairments as a result of low gold or copper prices in the future.

In addition, sustained low gold or copper prices can:

•	Reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at the then-prevailing gold or copper price;

•	Reduce or eliminate the profit that we currently expect from ore stockpiles;

•	Halt or delay the development of new projects;

•	Reduce funds available for exploration; and

•	Reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

Also see the discussion in Item 1, Business, Gold or Copper Price.

Gold and Copper Producers Must Continually Replace Reserves Depleted By Production

Gold and copper producers must continually replace reserves depleted by production. Depleted reserves must be replaced by expanding known ore bodies or by locating new deposits in order to maintain production levels over the long term. Exploration is highly speculative in nature, involves many risks and frequently is unproductive. Our new or ongoing exploration programs may not result in new mineral producing operations. Once mineralization is discovered, it will likely take many years from the initial phases of exploration until production, during which time the economic feasibility of production may change.

Estimates of Proven and Probable Reserves Are Uncertain

Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the price of gold and interpretations of geologic data obtained from drill holes and other exploration techniques. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of exploration before production and, during that time, the economic feasibility of exploiting a discovery may change.

Increased Costs Could Affect Profitability

Costs at any particular mining location frequently are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities, such as fuel, electricity and labor. Commodity costs are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and cash flow.

We anticipate significant capital expenditures over the next several years in connection with the development of new projects and sustaining existing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of major factors beyond our control, including the prices of oil, steel and other commodities and labor. Increased costs for capital expenditures may have an adverse effect on the profitability of existing mining operations and returns anticipated from new mining projects.

Shortages of Critical Parts, Equipment and Skilled Labor May Adversely Affect Our Operations and Development Projects

The industry has been impacted by increased demand for critical resources such as input commodities, drilling equipment, tires and skilled labor. These shortages have caused unanticipated cost increases and delays in delivery times, thereby impacting operating costs, capital expenditures and production schedules.

Mining Accidents or Other Adverse Events or Conditions at a Mining Location Could Reduce Our Production Levels

At any of our operations, production may fall below historic or estimated levels as a result of mining accidents such as a pit wall failure in an open pit mine, or cave-ins or flooding at underground mines. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions or seismic activity, extreme or prolonged storm events, or prolonged adverse climate changes are encountered; ore grades are lower than expected; the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected; or our equipment, processes or facilities fail to operate properly or as expected. Our Midas operations in Nevada were suspended by order of the Mine Safety and Health Administration (“MSHA”) after a fatal accident in June 2007. On October 11, 2007, MSHA lifted the restrictive order that had required Midas to halt mining activities. As a result, mining activities have resumed. MSHA’s investigation of the accident is continuing.

Mining Companies Are Subject to Extensive Environmental Laws and Regulations

Our exploration, mining and processing operations are regulated in all countries in which we operate under various federal, state, provincial and local laws relating to the protection of the environment, which generally include air and water quality, hazardous waste management and reclamation. Delays in obtaining, or failure to obtain, government permits and approvals may adversely impact our operations. The regulatory environment in which we operate could change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on our operations or financial position. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 32 to the Consolidated Financial Statements.

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

Consequently, our exploration, development and production activities outside of North America and Australia/New Zealand may be substantially affected by factors beyond our control, some of which could materially adversely affect our financial position or results of operations. Furthermore, if a dispute arises from such activities, we may be subject to the exclusive jurisdiction of courts outside North America or Australia/New Zealand, which could adversely affect the outcome of a dispute.

We have substantial investments in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence, changes in national leadership, and the secession of East Timor, one of its former provinces. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. Subsequent to the commencement of operations, the government purported to designate the land surrounding Batu Hijau as a protection forest, which could make operating permits more difficult to obtain. The Company has been in discussions to renew its forest use permit (called a pinjam pakai) for over two years. This permit is a key requirement to continue to efficiently operate the Batu Hijau mine. The permit renewal has not been received and in the event it is not received by May 2008, it could have an adverse impact on operating and financial results.

Recent violence committed by radical elements in Indonesia and other countries, and the presence of U.S. forces in Iraq and Afghanistan, may increase the risk that operations owned by U.S. companies will be the target of violence. If any of our operations were so targeted it could have an adverse effect on our business.

During the last several years, Yanacocha, in which we own a 51.35% interest, has been the target of numerous local political protests, including ones that blocked the road between the Yanacocha mine complex and the City of Cajamarca in Peru. In 2004, local opposition to the Cerro Quilish project became so pronounced that Yanacocha decided to relinquish its drilling permit for Cerro Quilish and the deposit was reclassified from proven and probable reserves to non-reserve mineralization. In 2006 a road blockade was carried out by members of the Combayo community. This blockade resulted in a brief cessation of mining activities. We cannot predict whether similar or more significant incidents will occur in the future, and the recurrence of significant community opposition or protests could adversely affect Yanacocha’s assets and operations. In 2007 no material roadblocks or protests occurred involving Yanacocha.

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

Our Interest in the Batu Hijau Operation in Indonesia May Be Reduced Under the Contract of Work

Under the Contract of Work, beginning in 2005 and continuing through 2010, a portion of the shares of P.T. Newmont Nusa Tenggara, the subsidiary that owns Batu Hijau (“PTNNT”) must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31 2006; 30% by March 31, 2007; 37% by March 31, 2008, 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the ownership interest of the Newmont/Sumitomo partnership in PTNNT, owner of Batu Hijau, could be reduced to 49%.

P.T. Pukuafa Indah (“PTPI”), an unrelated Indonesian company, has owned and continues to own a 20% interest in PTNNT, and therefore the Newmont/Sumitomo partnership was required to offer a 3% interest for sale in 2006 and an additional 7% interest in 2007. A further 7% interest will be offered for sale in March 2008. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the government of Indonesia in 2006 and an offer for an additional 7% interest was made in 2007. While the central government declined to participate in the offer, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, the Newmont/Sumitomo partnership agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (DEMR) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work and threatening to issue a notice to terminate the Contract of Work if PTNNT does not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008. Newmont and Sumitomo believe there is no basis under the

Contract of Work for this notification and no grounds for terminating the Contract of Work, and are currently evaluating possible responses to the February 11, 2008 default notice, including filing for international arbitration as provided for under the Contract of Work. Newmont and Sumitomo are in discussions with officials of the Government of Indonesia to attempt to clarify or resolve this issue.

Our Success May Depend on Our Social and Environmental Performance

Our ability to operate successfully in communities around the world will likely depend on our ability to develop, operate and close mines in a manner that is consistent with the health and safety of our employees, the protection of the environment, and the creation of long-term economic and social opportunities in the communities in which we operate. We have implemented a management system designed to promote continuous improvement in health and safety, environmental performance and community relations. However, our ability to operate could be adversely impacted by accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

Remediation Costs for Environmental Liabilities May Exceed the Provisions We Have Made

We have conducted extensive remediation work at two inactive sites in the United States. At one of these sites, remediation requirements have not been finally determined, and, therefore, the final cost cannot be determined. At a third site in the United States, an inactive uranium mine and mill formerly operated by a subsidiary of Newmont, remediation work at the mill is ongoing, but remediation at the mine is subject to dispute and has not yet commenced. The environmental standards that may ultimately be imposed at this site remain uncertain and there is a risk that the costs of remediation may exceed the provision that has been made for such remediation by a material amount. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 32 to the Consolidated Financial Statements.

Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce net income in that period.

Currency Fluctuations May Affect Costs

Currency fluctuations may affect the costs that we incur at our operations. Gold is sold throughout the world based principally on the U.S. dollar price, but a portion of our operating expenses are incurred in local currencies. The appreciation of non-U.S. dollar currencies against the U.S. dollar increases the costs of gold production in U.S. dollar terms at mines located outside the United States.

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.01 increase in U.S. dollar / Australian dollar exchange rate increases the U.S. dollar Costs applicable to sales by approximately $4 or $5 for each ounce of gold produced in Australia. During 2007, the Australian dollar appreciated by approximately $0.09 per U.S. dollar, or approximately 10.8%. In mid-2007, we implemented derivative programs to hedge up to 75% of our future forecasted Australian dollar denominated operating and capital expenditures to reduce the variability in our Australian dollar denominated expenditures. As of December 31, 2007, we have hedged 23%, 18% and 11% of our forecasted Australian denominated operating costs in 2008, 2009 and 2010, respectively. We have also hedged 32% of our forecasted Australian denominated capital expenditures for 2008. Our Australian dollar derivative programs will limit the benefit to the Company of future decreases if any, in the US dollar/Australian dollar exchange rates. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Consolidated Operations, Foreign Currency Exchange Rates, below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Discussions About Market Risk.

Future Funding Requirements May Affect Our Business

The construction of the Boddington project in Australia, the 200 megawatt coal-fired power plant in Nevada, and the gold mill at Yanacocha in Peru, as well as potential future investments in the Akyem project in Ghana, the Conga project in Peru and the Hope Bay project in Nunavat, Canada, will require significant funds for capital expenditures. At current gold and copper prices, our operating cash flow is insufficient to meet all of these expenditures. As a result, new sources of capital will be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices and our operational performance, among other factors; in order to retain our investment grade rating, it may be necessary to issue additional equity or other securities, defer projects or sell assets. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities and pay dividends could be significantly constrained.

Costs Estimates and Timing of New Projects Are Uncertain

The capital expenditures and time required to develop new mines or other projects are considerable and changes in costs or construction schedules can affect project economics. There are a number of factors that can affect costs and construction schedules, including, among others:

•	Availability of labor, power, transportation, commodities and infrastructure;

•	Increases in input commodity prices and labor costs;

•	Fluctuations in currency exchange rates;

•	Availability and terms of financing;

•	Difficulty of estimating construction costs over a period of years;

•	Delays in obtaining environmental or other government permits; and

•	Potential delays related to social and community issues.

Our Operations May Be Adversely Affected By Power Shortages

We have experienced power shortages in Ghana resulting from a nationwide drought and insufficient hydroelectric or other generating capacity. Power shortages have caused curtailment of production at our Ahafo operations. As a result of the mining industry’s initiative to construct and install a 80 mega-watt power plant during 2007, the Ghanaian government has agreed, if required to curtail power consumption as a result of power shortages, to distribute power proportionately between participating mines and other industrial and commercial users. Alternative sources of power will result in higher than anticipated costs, which will affect operating costs. Continued power shortages and increased costs may adversely affect our results of operations and financial condition.

Occurrence of Events for Which We Are Not Insured May Affect Our Cash Flow and Overall Profitability

We maintain insurance policies that mitigate against certain risks related to our operations. This insurance is maintained in amounts that we believe are reasonable depending upon the circumstances surrounding each identified risk. However, we may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. Some concern always exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crises are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation or unilateral modification of concessions and contracts. We do not maintain insurance policies against political risk. Occurrence of events for which we are not insured may affect our cash flow and overall profitability.

Our Business Depends on Good Relations with Our Employees

Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2007, unions represented approximately 45% of our worldwide work force. Currently, there are labor agreements in effect for all of these workers. We may be unable to resolve any future disputes without disruption to operations.

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

We Compete With Other Mining Companies

We compete with other mining companies to attract and retain key executives, skilled labor and other employees with technical skills and experience in the mining industry. We also compete with other mining companies for rights to mine properties containing gold and other minerals. We may be unable to continue to attract and retain skilled and experienced employees, or to acquire additional rights to mine properties.

Certain Factors Outside of Our Control May Affect Our Ability to Support the Carrying Value of Goodwill

As of December 31, 2007, the carrying value of goodwill was approximately $186 or 1% of our total assets. Goodwill has been assigned to various mine site reporting units in the Australia/New Zealand Segment. This goodwill primarily arose in connection with our February 2002 acquisition of Normandy and represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. We evaluate, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. This evaluation involves a comparison of the estimated fair value of our reporting units to their carrying values. If the carrying amount of goodwill for any reporting unit exceeds its estimated fair value, a non-cash impairment charge could result. For a more detailed description of the estimates and assumptions involved in assessing the recoverability of the carrying value of goodwill, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Critical Accounting Policies, below.

Our Ability to Recognize the Benefits of Deferred Tax Assets is Dependent on Future Cash Flows and Taxable Income

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2007, the Company’s current and long-term deferred tax assets were $112 and $1,036, respectively.

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

Production Properties

Set forth below is a description of Newmont’s significant production properties. Operating statistics for each operation are presented in a table in the next section of Item 2.

Nevada

We have been mining gold in Nevada since 1965. Nevada operations include Carlin, located west of the city of Elko on the geologic feature known as the Carlin Trend, the Twin Creeks mine, located approximately 15 miles north of Golconda, the Lone Tree Complex near the town of Valmy, and the Midas mine near the town of the same name. We also participate in the Turquoise Ridge joint venture with a subsidiary of Barrick Gold Corp. (“Barrick”), which utilizes mill capacity at Twin Creeks. The Phoenix mine, located 10 miles south of Battle Mountain, commenced commercial production in the fourth quarter of 2006. The Leeville underground mine, located on the Carlin Trend northwest of the Carlin East underground mine, also commenced commercial production in the fourth quarter of 2006.

Gold sales from Nevada totaled approximately 2.3 million ounces for 2007 with ore mined from nine open pit and five underground mines. At year-end 2007, we reported 29.4 million equity ounces of gold reserves in Nevada, with 84% in open pit mines and 16% in underground mines. Refractory ores require more complex, higher cost processing methods. Refractory ore treatment facilities generated 75% of Nevada’s gold production in 2007, compared with 72% in 2006, and 69% in 2005. With respect to remaining reserves, we estimate that 79% are refractory ores and 21% are oxide ores.

The Nevada operations produce gold from a variety of ore types requiring different processing techniques depending on economic and metallurgical characteristics. To ensure the best use of processing capacity, we use a linear programming model to guide the flow of both mining sequence selection and routing of ore streams to various plants. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at Carlin (Mill 5), Twin Creeks (Juniper) and Lone Tree. Lower-grade material with suitable cyanide solubility is treated on heap leach pads at Carlin, Twin Creeks and Lone Tree. Higher-grade refractory ores are processed through either a roaster at Carlin (Mill 6) or autoclaves at Twin Creeks (Sage) and Lone Tree. Lower-grade refractory ores are processed by a flotation plant at Lone Tree or either bio-oxidation/flotation or direct flotation at Mill 5. Ore from the Midas mine is processed by conventional milling and Merrill-Crowe zinc precipitation. Activated carbon from the various leaching circuits is treated to produce gold ore at Carlin and Twin Creeks. Zinc precipitate at Midas is refined on-site. All milling at Lone Tree was completed in 2007.

We own, or control through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Nevada mining operations (except for the Turquoise Ridge joint venture described below). The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, we own a 10% undivided interest in the mineral rights and lease the remaining 90%, on which we pay a royalty equivalent to 18% of the mineral production. We wholly-own or control the remainder of the Gold Quarry mineral rights, in some cases subject to additional royalties. With respect to certain smaller deposits in Western Nevada, we are obligated to pay royalties on production to third parties that vary from 2% to 5% of production.

We have a 25% interest in a joint venture with Barrick to operate the Turquoise Ridge and Getchell mines. Newmont has an agreement to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. Barrick is the operator of the joint venture. Gold sales of 62,844 in 2007, 58,300 ounces in 2006 and 52,300 ounces in 2005 were attributable to Newmont, based on our 25% ownership interest.

We have ore sale agreements with Barrick and Yukon-Nevada Gold Corp. (“Yukon-Nevada”) to process some of the Company’s ore. We recognized attributable gold sales, net of treatment charges, of 58,624 ounces in 2007, 99,500 ounces in 2006 and 104,600 ounces in 2005 pursuant to these agreements.

We have sales and refining agreements with Gerald Metals, Peñoles, Yukon-Nevada, Johnson Matthey, Just Refiners and Glencore to process intermediate gold bearing product.

Yanacocha, Peru

The properties of Minera Yanacocha S.R.L. (“Yanacocha”) are located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca, in Peru. Yanacocha began production in 1993. We hold a 51.35% interest in Yanacocha with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

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

Yanacocha currently has three active open pit mines, Cerro Yanacocha, La Quinua and Chaquicocha. In addition, reclamation and/or backfilling activities at Carachugo, San José and Maqui Maqui are currently underway. In addition, Yanacocha has four leach pads and three processing facilities. Yanacocha’s gold sales for 2007 totaled 1.6 million ounces (0.8 million equity ounces). At year-end 2007, we reported 14.2 million equity ounces of gold reserves at Yanacocha.

The Yanacocha operations contain the Conga deposit, for which a feasibility study was completed in 2004. We continue to evaluate the optimum development plan for Conga.

Yanacocha, along with other mining companies in Peru, agreed with the central government in 2006 to contribute 3.75% of its net profits to fund social development projects for a period of up to five years, contingent upon metal prices remaining high.

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

We do not expect that native title claims will have a material adverse effect on any of our operations in Australia. The High Court of Australia determined in an August 2002 decision, which refined and narrowed the scope of native title, that native title does not subsist in minerals in Western Australia and that the rights granted under a mining title would, to the extent inconsistent with asserted native title rights, operate to extinguish those native title rights. Generally, native title is only an issue for Newmont with respect to obtaining new mineral titles or moving from one form of title to another, for example, from an exploration title to a mining title. In these cases, the requirements for negotiation and the possibility of paying compensation may result in delay and increased costs for mining in the affected areas. Similarly, the process of conducting Aboriginal heritage surveys to identify and locate areas or sites of Aboriginal cultural significance can result in additional costs and delay in gaining access to land for exploration and mining-related activities.

In Australia, various ad valorem royalties are paid to state and territorial governments, typically based on a percentage of gross revenues and earnings.

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

The operations are predominantly focused on the Callie underground mine at Dead Bullock Soak, with mill feed supplemented by production stockpiles from the Dead Bullock Soak open pit. Ore from all of these operations is processed through The Granites plant. During 2007, the Tanami operations sold 439,000 ounces of gold. At year-end 2007, we reported 1.7 million equity ounces of gold reserves at Tanami.

Kalgoorlie. The Kalgoorlie operations comprise the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick, each of which holds a 50% interest. The Super Pit is one of Australia’s largest gold mines in terms of gold production and annual mining volume. During 2007, the Kalgoorlie operations sold 323,400 equity ounces of gold. At year-end 2007, we reported 4.6 million equity ounces of gold reserves at Kalgoorlie.

Jundee. The Jundee operation (100% owned) is situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. During 2007 mining was conducted from both the underground and open pit deposits with the open pit operation ceasing production in November 2007. The milling operation was consolidated during the year with the relocation of the Nimary ball mill to the Jundee plant site. Jundee sold 298,200 ounces of gold in 2007. At year-end 2007, we reported 1.5 million equity ounces of gold reserves at Jundee.

Waihi. The Waihi operations (100% owned) are located within the town of Waihi, located approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand and consist of the Favona underground deposit and the Martha open pit. The Waihi operation sold 92,900 ounces of gold during 2007. At year-end 2007, we reported 0.5 million equity ounces of gold reserves at Waihi. The Martha mine does not currently pay royalties. At Favona, Newmont pays a royalty of 1% of gross revenues from gold and silver sales, or 5% of accounting profit, whichever is greater.

Boddington. Boddington is a development project located 81 miles (130 kilometers) southeast of Perth in Western Australia. Boddington is owned by Newmont (66.67%) and AngloGold Ashanti Limited (33.33%). Development of the Boddington project was approximately 62% complete as of December 31, 2007, with mill start-up expected in late 2008 or early 2009. At year-end 2007, we reported 11.1 million equity ounces of gold reserves at Boddington.

Batu Hijau, Indonesia

Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit which Newmont discovered in 1990. Development and construction activities began in 1997 and start-up occurred in late 1999. In 2007, copper sales were 427.5 million pounds (204.2 million equity pounds), while gold sales were 494,300 ounces (233,300 equity ounces). At year-end 2007, we reported 4.1 billion equity pounds of copper reserves and 4.2 million equity ounces of gold reserves at Batu Hijau.

We operate Batu Hijau, a producer of copper/gold concentrates, and have a 45% ownership interest therein, held through a partnership with an affiliate of Sumitomo Corporation. We have a 56.25% interest in the partnership and the Sumitomo affiliate holds the remaining 43.75%. The partnership, in turn, owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the subsidiary that owns Batu Hijau. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company. Because PTPI’s interest was a carried interest, and because PTPI had been advanced a loan by the partnership, we reported a 52.875% economic interest in Batu Hijau, which reflected our actual economic interest in the mine until such time as the loan was fully repaid (including accrued interest). On May 25, 2007, PTPI fully repaid the loan (including accrued interest) and as a result, our economic interest was reduced from 52.875% to 45% and we recorded a net charge of $25 (after-tax) against Minority interest expense in the second quarter of 2007.

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

Under the Contract of Work, beginning in 2005 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008, 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the ownership interest of the Newmont/Sumitomo partnership in PTNNT, owner of Batu Hijau, could be reduced to 49%.

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore the Newmont/Sumitomo partnership was required to offer a 3% interest for sale in 2006 and an additional 7% interest in 2007. A further 7% interest will be offered for sale in March 2008. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the government of Indonesia in 2006 and an offer for an additional 7% interest was made in 2007. While the central government declined to participate in the offer, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, the Newmont/Sumitomo partnership agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (DEMR) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work and threatening to issue a notice to terminate the Contract of Work if PTNNT does not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008. Newmont and Sumitomo believe there is no basis under the Contract of Work for this notification and no grounds for terminating the Contract of Work, and are currently evaluating possible responses to the February 11, 2008 default notice, including filing for international arbitration as provided for under the Contract of Work. Newmont and Sumitomo are in discussions with officials of the Government of Indonesia to attempt to clarify or resolve this issue.

The Company has been in discussions to renew its forest use permit (called a pinjam pakai) for over two years. This permit is a key requirement to continue to efficiently operate the Batu Hijau mine. The permit renewal has not been received and in the event it is not received by May 2008, it could have an adverse impact on operating and financial results.

Ghana

The Ahafo operation (100% owned) is located in the Brong-Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of Accra. Ahafo poured its first gold on July 18, 2006 and commenced commercial production in August 2006. Ahafo sold 445,600 ounces of gold in 2007.

We currently operate two open pits at Ahafo with reserves contained in 17 pits. The process plant consists of a conventional mill and carbon-in-leach circuit. Ahafo reserves as of December 31, 2007, were 9.7 million equity ounces.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement between Newmont and the Government of Ghana. The Agreement establishes a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the Agreement, we will pay corporate income tax at the Ghana statutory tax rate (presently 25%) not to exceed 32.5% and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The Government of Ghana is also entitled to receive 10% of a project’s net cash flow after we have recouped our investment and may acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.

We have one development project in Ghana, currently the subject of further optimization studies. The Akyem project (100% owned) is approximately 80 miles (125 kilometers) northwest of Accra. In 2007, the Company continued optimization and engineering on alternative plans for the proposed operation. The Company also initiated environmental and social baseline data collection in preparation for submitting permit documents in 2008.

Other Operations

Bolivia. The Kori Kollo open pit mine is on a high plain in northwestern Bolivia near Oruro, on government mining concessions issued to a Bolivian corporation, Empresa Minera Inti Raymi S.A. (“Inti Raymi”), in which we have an 88% interest. The remaining 12% is owned by Mrs. Beatriz Rocabado. Inti Raymi owns and operates the mine. The mill was closed in October 2003 and production continued from residual leaching. In 2005, additional material from the stockpiles and Lla Llagua pit were placed on the existing leach pad and ore from the Kori Chaca pit was processed on a new leach pad. In 2007, Inti Raymi sold 76,300 equity ounces of gold. At year-end 2007, we reported 0.4 million equity ounces of gold reserves at Inti Raymi.

Mexico. We have a 44% interest in La Herradura, which is located in Mexico’s Sonora desert. La Herradura is operated by Industriales Peñoles (which owns the remaining 56% interest) and comprises an open pit operation with run-of-mine heap leach processing. La Herradura sold 85,700 equity ounces of gold in 2007. At year-end 2007, we reported 1.6 million equity ounces of gold reserves at La Herradura.

Canada. During 2007, our Canadian operations included one underground mine. Golden Giant (100% owned) is located approximately 25 miles (40 kilometers) east of Marathon in Ontario, Canada, and began production in 1985. Mining operations at Golden Giant were completed in December 2005 with remnant sales continuing through the second quarter of 2007. In 2007, Golden Giant sold 12,000 ounces of gold.

Other Property

Hope Bay. With the successful acquisition of Miramar in December 2007, we now control the Hope Bay project, a large undeveloped gold project in the Nunavut Territory of Canada. Hope Bay is consistent with the Company’s strategic focus on exploration and project development and was acquired with the intention of adding higher grade ore reserves and developing a new core gold mining district in a AAA-rated country.

Operating Statistics

The following tables detail operating statistics related to gold production, sales and production costs.

	Nevada			Yanacocha, Peru
Year Ended December 31,	2007	2006	2005	2007	2006	2005
Tons mined (000 dry short tons):
Open pit	214,127	191,438	193,565	208,871	217,501	218,933
Underground	1,942	1,651	1,727	—	—	—
Tons milled/processed (000 dry short tons):
Mill	25,526	17,882	15,570	—	—	—
Leach	14,042	22,138	21,660	98,319	118,511	146,645
Average ore grade (oz/ton):
Mill	0.098	0.127	0.157	—	—	—
Leach	0.035	0.026	0.024	0.019	0.026	0.028
Average mill recovery rate	81.2%	81.1%	86.0%	—	—	—
Ounces produced (000):
Mill	2,004	2,059	2,061	—	—	—
Leach	332	364	351	1,565	2,612	3,333
Incremental start-up	6	100	22	—	—	—

	2,342	2,523	2,434	1,565	2,612	3,333

Ounces sold (000)	2,341	2,534	2,444	1,565	2,572	3,327

Production costs per ounce:
Direct mining and production costs	$449	$404	$346	$337	$190	$142
Deferred stripping	—	—	(20)	—	—	—
By-product credits	(26)	(15)	(7)	(22)	(16)	(10)
Royalties and production taxes	14	9	8	13	14	11
Reclamation/accretion expense	2	3	2	6	3	2
Other	5	2	4	11	2	2

Costs applicable to sales	444	403	333	345	193	147
Depreciation, depletion and amortization	94	74	51	103	67	62

Total production costs	$538	$477	$384	$448	$260	$209

	Australia/New Zealand			Batu Hijau, Indonesia
Year Ended December 31,	2007	2006	2005	2007	2006	2005
Tons mined (000 dry short tons):
Open pit	56,259	54,221	60,691	244,907	293,159	225,838
Underground	3,547	3,658	3,394	—	—	—
Tons milled (000 dry short tons)	11,932	13,070	15,233	46,782	47,026	50,210
Average ore grade (oz/ton)	0.102	0.102	0.102	0.014	0.012	0.018
Average mill recovery rate	91.3%	90.9%	91.1%	81.9%	79.5%	80.7%
Ounces produced (000)	1,117	1,216	1,402	548	448	732

Ounces sold (000)	1,153	1,176	1,409	494	435	720

Production costs per ounce:
Direct mining and production costs	$462	$364	$314	$233	$203	$145
Deferred stripping	—	—	(5)	—	—	1
By-product credits	(5)	(10)	(9)	(8)	(9)	(5)
Royalties and production taxes	29	28	13	15	13	9
Reclamation/accretion expense	5	5	3	3	2	2
Other	5	2	3	—	—	—

Costs applicable to sales	496	389	319	243	209	152
Depreciation, depletion and amortization	94	78	66	50	46	47

Total production costs	$590	$467	$385	$293	$255	$199

	Ahafo, Ghana
Year Ended December 31,	2007	2006
Tons mined (000 dry short tons):
Open pit	44,235	19,999
Underground	—	—
Tons milled (000 dry short tons)	8,090	3,515
Average ore grade: (oz/ton)	0.060	0.065
Average mill recovery rate	92.0%	88.3%
Ounces produced (000):	456	202

Ounces sold (000)	446	202

Production costs per ounce:
Direct mining and production costs	$373	$277
By-product credits and other	(1)	(1)
Royalties and production taxes	21	18
Reclamation/accretion expense	1	1
Other	2	2

Costs applicable to sales	396	297
Depreciation, depletion and amortization	96	94

Total production costs	$492	$391

	Other Operations			Total Gold
Year Ended December 31,	2007	2006	2005	2007	2006	2005
Ounces produced (000):
Mill	12	59	162	4,137	3,979	4,357
Leach	175	208	177	2,072	3,184	3,861
Incremental start-up	—	—	—	6	105	22

	187	267	339	6,215	7,268	8,240

Ounces sold (000)	185	267	337	6,184	7,186	8,237

Production costs per ounce:
Direct mining and production costs	$334	$214	$230	$397	$301	$238
Deferred stripping	—	—	(8)	—	—	(7)
By-product credits	(18)	(11)	(3)	(18)	(13)	(8)
Royalties and production taxes	(1)	—	6	17	10	7
Reclamation/accretion expense	10	9	6	4	3	2
Other	7	10	2	6	2	3

Costs applicable to sales	332	222	233	406	303	235
Depreciation, depletion and amortization	91	69	58	93	71	58

Total production costs	$423	$291	$291	$499	$374	$293

The following table details operating statistics related to Batu Hijau copper production, sales and production costs.

	Batu Hijau, Indonesia
Year Ended December 31,	2007	2006	2005
Tons milled (000 dry short tons)	46,782	47,026	50,210
Average copper grade	0.60%	0.55%	0.69%
Average copper recovery rate	86.1%	87.3%	86.7%
Copper pounds produced (millions)	484	454	596
Copper pounds sold (millions)	428	435	573

Production costs per pound:
Costs applicable to sales	$1.10	$0.71	$0.53
Depreciation, depletion and amortization	0.22	0.15	0.15

Total production costs	$1.32	$0.86	$0.68

Proven and Probable Equity Reserves

We had proven and probable equity gold reserves of 86.5 million contained ounces as of December 31, 2007.

Reserves were calculated at a $575, A$750 or NZ$850 per ounce gold price assumption. Our 2007 reserves would decline by approximately 6%, or 5.6 million ounces, if calculated at a $550 per ounce gold price. An increase in the gold price to $600 per ounce would increase reserves by approximately 4%, or 4.0 million ounces, all other assumptions remaining constant.

As of December 31, 2007, our equity gold reserves in Nevada were 29.4 million ounces. Outside of Nevada, year-end equity gold reserves were 57.1 million ounces, including 19.4 million ounces in Australia/New Zealand, 17.4 million ounces in Ghana, 14.2 million ounces in Peru, 4.2 million ounces in Indonesia and 2.0 million ounces at Other Operations.

Our equity copper reserves as of December 31, 2007 were 7.6 billion contained pounds. Reserves were calculated at a price of $1.75 or A$2.00 per pound assumption.

Under our current mining plans, all of our reserves are located on fee property or mining claims or will be depleted during the terms of existing mining licenses or concessions, or where applicable, any assured renewal or extension periods for the licenses or concessions.

Proven and probable equity reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the several different processing methods that we use. The cut-off grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries and operating costs.

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

We publish reserves annually, and we will recalculate reserves as of December 31, 2008, taking into account metal prices, divestments and depletion as well as any acquisitions and additions to reserves during 2008.

The following tables detail gold proven and probable equity reserves(1) reflecting only those reserves owned by Newmont as of December 31, 2007 and 2006:

Deposits/Districts	Newmont Share	December 31, 2007									Metallurgical Recovery(3)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
		Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)
Nevada(4)
Carlin Open Pit(5)	100%	17,700	0.065	1,140	195,800	0.043	8,380	213,500	0.045	9,520	71%
Carlin Underground	100%	1,500	0.318	490	5,700	0.407	2,330	7,200	0.388	2,820	94%
Midas(6)	100%	600	0.539	340	400	0.428	190	1,000	0.493	530	95%
Phoenix	100%	—	—	—	278,100	0.027	7,600	278,100	0.027	7,600	75%
Turquoise Ridge(7)	25%	2,100	0.477	990	700	0.402	290	2,800	0.458	1,280	92%
Twin Creeks	100%	4,200	0.072	300	47,900	0.079	3,780	52,100	0.078	4,080	80%
Nevada In-Process(8)	100%	40,200	0.026	1,060	—	—	—	40,200	0.026	1,060	66%
Nevada Stockpiles(9)	100%	30,900	0.079	2,440	1,500	0.030	40	32,400	0.077	2,480	77%

		97,200	0.070	6,760	530,100	0.043	22,610	627,300	0.047	29,370	77%

Yanacocha, Peru
Conga(10)	51.35%	—	—	—	317,200	0.019	6,080	317,200	0.019	6,080	79%
Yanacocha In-Process(8)(11)	51.35%	20,700	0.027	560	—	—	—	20,700	0.027	560	76%
Yanacocha Open Pits(11)	51.35%	26,400	0.023	600	229,200	0.030	6,940	255,600	0.029	7,540	69%

		47,100	0.025	1,160	546,400	0.024	13,020	593,500	0.024	14,180	74%

Australia/New Zealand
Boddington, Western Australia(12)	66.67%	124,900	0.026	3,240	352,000	0.022	7,850	476,900	0.023	11,090	82%
Jundee, Western Australia(13)	100%	3,000	0.148	450	3,700	0.283	1,040	6,700	0.222	1,490	91%
Kalgoorlie Open Pits and Underground	50%	32,500	0.061	1,980	33,600	0.065	2,190	66,100	0.063	4,170	86%
Kalgoorlie Stockpiles(9)	50%	13,500	0.031	420	—	—	—	13,500	0.031	420	79%

Total Kalgoorlie, Western Australia(14)	50%	46,000	0.052	2,400	33,600	0.065	2,190	79,600	0.058	4,590	85%
Tanami Underground and Open Pits	100%	6,200	0.144	890	5,200	0.138	710	11,400	0.141	1,600	95%
Tanami Stockpiles(9)	100%	400	0.081	30	1,500	0.036	60	1,900	0.045	90	95%

Total Tanami, Northern Territory(15)	100%	6,600	0.140	920	6,700	0.115	770	13,300	0.127	1,690	95%
Waihi, New Zealand(16)	100%	—	—	—	3,800	0.131	500	3,800	0.131	500	89%

		180,500	0.039	7,010	399,800	0.031	12,350	580,300	0.033	19,360	85%

Batu Hijau, Indonesia
Open Pit(17)	45%	132,700	0.013	1,780	246,200	0.008	2,050	378,900	0.010	3,830	77%
Stockpiles(9) (17)	45%	—	—	—	114,300	0.004	410	114,300	0.004	410	64%

		132,700	0.013	1,780	360,500	0.007	2,460	493,200	0.009	4,240	76%

Ghana
Ahafo(18)	100%	—	—	—	124,000	0.078	9,720	124,000	0.078	9,720	87%
Akyem(19)	100%	—	—	—	147,200	0.052	7,660	147,200	0.052	7,660	89%

		—	—	—	271,200	0.064	17,380	271,200	0.064	17,380	88%

Other Operations
Kori Kollo, Bolivia(20)	88%	7,800	0.018	140	17,400	0.016	280	25,200	0.017	420	59%
La Herradura, Mexico(21)	44%	32,600	0.023	760	35,100	0.023	820	67,700	0.023	1,580	66%

		40,400	0.022	900	52,500	0.021	1,100	92,900	0.022	2,000	65%

Total Gold		497,900	0.035	17,610	2,160,500	0.032	68,920	2,658,400	0.033	86,530	80%

Deposits/Districts	Newmont Share	December 31, 2006									Metallurgical Recovery(3)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
		Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)	Tonnage(2) (000)	Grade (oz/ton)	Ounces(3) (000)
Nevada
Carlin Open Pit	100%	25,900	0.069	1,780	245,700	0.040	9,750	271,600	0.042	11,530	74%
Carlin Underground	100%	1,700	0.44	750	5,700	0.44	2,510	7,400	0.44	3,260	94%
Midas	100%	600	0.58	350	600	0.35	200	1,200	0.47	550	95%
Phoenix	100%	—	—	—	295,200	0.027	8,080	295,200	0.027	8,080	75%
Turquoise Ridge	25%	1,200	0.54	640	900	0.54	510	2,100	0.54	1,150	90%
Twin Creeks	100%	15,500	0.084	1,300	49,300	0.075	3,680	64,800	0.077	4,980	81%
Nevada In-Process(8)	100%	45,600	0.024	1,120	—	—	—	45,600	0.024	1,120	66%
Nevada Stockpiles(9)	100%	29,100	0.080	2,330	2,500	0.045	110	31,600	0.077	2,440	76%

		119,600	0.069	8,270	599,900	0.041	24,840	719,500	0.046	33,110	78%

Yanacocha, Peru
Conga	51.35%	—	—	—	317,200	0.019	6,080	317,200	0.019	6,080	79%
Yanacocha In-Process(8)	51.35%	24,000	0.028	670	—	—	—	24,000	0.028	670	71%
Yanacocha Open Pits	51.35%	28,500	0.020	560	249,300	0.031	7,750	277,800	0.030	8,310	68%

		52,500	0.023	1,230	566,500	0.024	13,830	619,000	0.024	15,060	73%

Australia/New Zealand
Boddington, Western Australia	66.67%	100,800	0.027	2,760	276,900	0.023	6,330	377,700	0.024	9,090	82%
Jundee, Western Australia	100%	2,500	0.086	220	4,400	0.29	1,260	6,900	0.21	1,480	93%
Kalgoorlie Open Pits and Underground	50%	34,500	0.061	2,120	40,100	0.064	2,550	74,600	0.063	4,670	86%
Kalgoorlie Stockpiles(9)	50%	13,100	0.032	420	—	—	—	13,100	0.032	420	79%

Total Kalgoorlie, Western Australia	50%	47,600	0.053	2,540	40,100	0.064	2,550	87,700	0.058	5,090	85%
Pajingo, Queensland(22)	100%	600	0.31	170	700	0.17	130	1,300	0.23	300	96%
Tanami Underground and Open Pits	100%	5,100	0.16	800	7,100	0.15	1,060	12,200	0.15	1,860	95%
Tanami Stockpiles(9)	100%	400	0.084	40	2,600	0.032	80	3,000	0.039	120	95%

Total Tanami, Northern Territory	100%	5,500	0.15	840	9,700	0.12	1,140	15,200	0.13	1,980	95%
Waihi, New Zealand	100%	—	—	—	4,100	0.14	560	4,100	0.14	560	90%

		157,000	0.042	6,530	335,900	0.036	11,970	492,900	0.038	18,500	86%

Batu Hijau, Indonesia
Open Pit	52.875%	106,100	0.015	1,540	266,100	0.011	2,960	372,200	0.012	4,500	80%
Stockpiles(9)	52.875%	—	—	—	145,800	0.004	540	145,800	0.004	540	67%

		106,100	0.015	1,540	411,900	0.009	3,500	518,000	0.010	5,040	79%

Ghana
Ahafo	100%	—	—	—	163,800	0.078	12,620	163,800	0.078	12,620	87%
Akyem	100%	—	—	—	147,200	0.052	7,660	147,200	0.052	7,660	89%

		—	—	—	311,000	0.065	20,280	311,000	0.065	20,280	88%

Other Operations
Kori Kollo, Bolivia	88%	20,300	0.004	80	21,500	0.018	390	41,800	0.011	470	61%
La Herradura, Mexico	44%	27,000	0.020	540	37,500	0.023	850	64,500	0.022	1,390	66%

		47,300	0.013	620	59,000	0.021	1,240	106,300	0.017	1,860	65%

Total Gold		482,500	0.038	18,190	2,284,200	0.033	75,660	2,766,700	0.034	93,850	81%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

Proven and probable equity reserves were calculated using different cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material that can be included in the reserves in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the ore to gold or copper extraction, and type of milling or leaching facilities available.

2007 reserves were calculated at a $575, A$750 or NZ$850 per ounce gold price unless otherwise noted.

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

(4)

Cut-off grades utilized in Nevada 2007 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.040 ounce per ton; refractory leach material not less than 0.025 ounce per ton; and refractory mill material not less than 0.047 ounce per ton.

(5)	Includes undeveloped reserves at Castle Reef, North Lantern and Emigrant deposits for combined total undeveloped reserves of 1.5 million ounces.
(6)	Also contains reserves of 7.5 million ounces of silver with a metallurgical recovery of 88%.
(7)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge Joint Venture.
(8)

In-process material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process material reserves are reported separately where tonnage or contained ounces are greater than 5% of the total site-reported reserves and contained ounces are greater than 100,000.

(9)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where tonnage or contained ounces are greater than 5% of the total site-reported reserves and contained ounces are greater than 100,000.

(10)	Deposit is currently undeveloped. Gold cut-off grade is not applicable due to reliance on copper credits.
(11)

Reserves include the currently undeveloped deposit at Corimayo, which contains reserves of 2.5 million equity ounces. Cut-off grades utilized in 2007 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; and oxide mill material not less than 0.030 ounce per ton.

(12)	Deposit is currently being developed. Mill startup is expected in late 2008 or early 2009. Gold cut-off grade is not applicable due to reliance on copper credits.
(13)	Cut-off grade utilized in 2007 reserves not less than 0.020 ounce per ton.
(14)	Cut-off grade utilized in 2007 reserves not less than 0.026 ounce per ton.
(15)	Cut-off grade utilized in 2007 reserves not less than 0.031 ounce per ton.
(16)	Cut-off grade utilized in 2007 reserves not less than 0.023 ounce per ton.
(17)

Percentage reflects Newmont’s economic interest at December 31, 2007. On May 25, 2007, the minority owner of the Batu Hijau mine fully repaid a loan from a Newmont subsidiary. As a result of the loan repayment, Newmont’s economic interest was reduced from 52.875% to 45%. Gold cut-off grade is not applicable due to reliance on copper credits.

(18)

Includes undeveloped reserves at Awonsu, Amoma, Yamfo South, Yamfo Central, Techire West, Subenso South, Subenso North, Yamfo Northeast and Susuan totaling 5.3 million ounces. Cut-off grade utilized in 2007 reserves not less than 0.029 ounce per ton.

(19)	Deposit is undeveloped. Cut-off grade utilized in 2007 reserves not less than 0.012 ounce per ton.
(20)	Cut-off grade utilized in 2007 reserves not less than 0.007 ounce per ton.
(21)	Cut-off grade utilized in 2007 reserves not less than 0.009 ounce per ton.
(22)	Pajingo assets were sold in 2007.

The following tables detail copper proven and probable equity reserves(1) reflecting only those reserves owned by Newmont as of December 31, 2007 and 2006:

Deposits/Districts	Newmont Share	December 31, 2007									Metallurgical Recovery(3)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
		Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)	Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)	Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)
Batu Hijau Open Pit(4)	45%	132,700	0.50%	1,330	246,200	0.40%	1,970	378,900	0.43%	3,300	79%
Batu Hijau Stockpiles(4)(5)	45%	—	—	—	114,300	0.36%	820	114,300	0.36%	820	64%

Total Batu Hijau, Indonesia(4)	45%	132,700	0.50%	1,330	360,500	0.39%	2,790	493,200	0.42%	4,120	76%
Boddington, Western Australia(6)	66.67%	124,900	0.11%	280	351,600	0.11%	750	476,500	0.11%	1,030	83%
Conga, Peru(7)	51.35%	—	—	—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%
Phoenix, Nevada	100%	—	—	—	279,600	0.13%	740	279,600	0.13%	740	66%

Total Copper		257,600	0.31%	1,610	1,308,900	0.23%	5,940	1,566,500	0.24%	7,550	78%

Deposits/Districts	Newmont Share	December 31, 2006									Metallurgical Recovery(3)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
		Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)	Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)	Tonnage(2) (000)	Grade (Cu %)	Pounds(3) (millions)
Batu Hijau Open Pit	52.875%	106,100	0.53%	1,120	266,100	0.47%	2,530	372,200	0.49%	3,650	85%
Batu Hijau Stockpiles(5)	52.875%	—	—	—	145,800	0.37%	1,070	145,800	0.37%	1,070	72%

Total Batu Hijau, Indonesia	52.875%	106,100	0.53%	1,120	411,900	0.44%	3,600	518,000	0.46%	4,720	82%
Boddington, Western Australia(6)	66.67%	100,800	0.11%	230	276,600	0.11%	610	377,400	0.11%	840	83%
Conga, Peru(7)	51.35%	—	—	—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%
Phoenix, Nevada	100%	—	—	—	296,600	0.13%	770	296,600	0.13%	770	65%

Total Copper		206,900	0.33%	1,350	1,302,300	0.25%	6,640	1,509,200	0.26%	7,990	81%

(1)

See footnote (1) to the Gold Proven and Probable Equity Reserves tables above. Copper reserves for 2007 were calculated at a $1.75 or A$2.00 per pound copper price. Copper reserves for 2006 were calculated at a $1.25 or A$1.70 per pound copper price.

(2)	See footnote (2) to the Gold Proven and Probable Equity Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Equity Reserves tables above. Pounds are rounded to the nearest 10 million.
(4)

Percentage reflects Newmont’s economic interest at December 31, 2007. On May 25, 2007, the minority owner of the Batu Hijau mine fully repaid a loan from a Newmont subsidiary. As a result of the loan repayment, Newmont’s economic interest was reduced from 52.875% to 45%. Copper cut-off grade is not applicable due to reliance on gold credits.

(5)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained metal are greater than 5% of the total site reported reserves.

(6)	Deposit is currently being developed. Mill startup is expected in late 2008 or early 2009. Copper cut-off grade is not applicable due to reliance on gold credits.
(7)	Deposit is undeveloped. Copper cut-off grade is not applicable due to reliance on gold credits.

The following table reconciles year-end 2007 and 2006 gold proven and probable equity reserves:

Equity Contained Ounces
(in millions)
December 31, 2006	93.9
Depletion(1)	(7.3)
Divestments/Other(2)	(0.9)
Revisions and Additions, net(3)	0.8

December 31, 2007	86.5

(1)	Reserves mined and processed in 2007.
(2)	Includes the reduction in Newmont’s economic interest in Batu Hijau from 52.875% to 45% and the sale of Pajingo.
(3)	Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated unit costs and recoveries.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 32 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Newmont’s executive officers as of February 20, 2008 were:

Name	Age	Office
Richard T. O’Brien	53	President and Chief Executive Officer
Britt D. Banks	46	Executive Vice President, Legal and External Affairs
Russell Ball	39	Senior Vice President and Chief Financial Officer
Steve Enders	53	Senior Vice President, Exploration
Randy Engel	41	Senior Vice President, Strategy and Corporate Development
Guy Lansdown	47	Senior Vice President, Project Development and Technical Services
David Gutierrez	53	Vice President, Tax and Accounting
Brian A. Hill	48	Vice President, Asia Pacific Operations
Brant Hinze	52	Vice President, North American Operations
Jeffrey R. Huspeni	52	Vice President, African Operations
Roger Johnson	50	Vice President and Chief Accounting Officer
Thomas P. Mahoney	52	Vice President and Treasurer
Gordon R. Nixon	54	Vice President, Technical Services
Carlos Santa Cruz	52	Vice President, South American Operations

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

Mr. O’Brien was elected President and Chief Executive Officer as of July 1, 2007, having served as President and Chief Financial Officer from April 2007 to July 2007, Executive Vice President and Chief Financial Officer from September 2006 to April 2007 and Senior Vice President and Chief Financial Officer during 2005 and 2006. Mr. O’Brien was Executive Vice President and Chief Financial Officer of AGL Resources from 2001 to 2005.

Mr. Banks was elected Executive Vice President Legal and Public Affairs, in 2006. He previously served as Senior Vice President and General Counsel from 2005 to 2006; Vice President and General Counsel from 2001 to 2005; and Secretary from 2001 to 2004.

Mr. Ball was elected Senior Vice President and Chief Financial Officer in July 2007. Mr. Ball served as Vice President and Controller from 2004 to July 2007. Previously, he served as Group Executive, Investor Relations, from 2002 to 2004.

Mr. Enders was elected Senior Vice President, Worldwide Exploration in 2006. Mr. Enders served as Vice President, Worldwide Exploration from 2003 to 2006. Mr. Enders was President of Phelps Dodge Exploration Corporation before joining Newmont.

Mr. Engel was elected Senior Vice President, Strategy and Corporate Development in July 2007. Mr. Engel served as Vice President, Strategic Planning and Investor relations from 2006 to July 2007; Group Executive, Investor Relations from 2004 to 2006; and Assistant Treasurer from 2001 to 2004.

Mr. Lansdown was elected Senior Vice President, Project Development and Operations Services in July 2007. Mr. Lansdown served as Vice President, Project Engineering from 2006 to July 2007; Project Executive, Boddington, from 2005 to 2006; and Operations Manager, Yanacocha from 2003 to 2005.

Mr. Gutierrez was named Vice President, Tax and Accounting in July 2007, having served as Vice President, Tax, from 2005 to July 2007. Prior to joining Newmont, he was a partner with KPMG LLP from 2002 to 2005, serving as the Denver office Tax Managing Partner from 2003 to 2005.

Mr. Hill was named Vice President, Asia Pacific Operation in January 2008. Mr. Hill previously served as Managing Director and Chief Executive Officer of Norilsk Nickel Australia Pty Ltd in 2007; Managing Director and Chief Executive Officer of Equatorial Mining Ltd from 2004 to 2006; and Managing Director of Falconbridge (Australia) Pty Ltd from 2000 to 2004.

Mr. Hinze was elected Vice President, North American Operations in 2005. He previously served as General Manager of the Minera Yanacocha operations in Peru from 2003 to 2005 and managed the Minahasa project in Indonesia from 2001 to 2002.

Mr. Huspeni was elected Vice President, African Operations in January 2008. Mr. Huspeni previously served as Vice President, Exploration Business Development from 2005 to 2008 and Vice President, Mineral District Exploration, from 2002 to 2005.

Mr. Johnson was elected Vice President and Chief Accounting Officer in February 2008. Mr. Johnson previously served as Controller and Chief Accounting Officer from July 2007 to February 2008; Assistant Controller from 2004 to July 2007; Operations Controller and Regional Controller, Australia from 2003 to 2004. Before joining Newmont, Mr. Johnson served as Senior Vice President, Finance and Administration at Pasminco Zinc, Inc.

Mr. Mahoney was elected Vice President and Treasurer of Newmont in 2002. He served as Treasurer of Newmont from 2001 to 2002. Previously, he served as Assistant Treasurer from 1997 to 2001.

Mr. Nixon was elected Vice President, Technical Services in January 2008. Mr. Nixon previously served as Vice President, African Operations in 2007; Regional Group Executive, Africa and Eurasia, from 2006 to 2007; and Managing Director, Central Asia and Europe, from 2002 to 2006.

Mr. Santa Cruz was named Vice President, South American Operations in 2001. He served as General Manager of Minera Yanacocha S.R.L. from 1997 to 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Newmont’s common stock is listed and principally traded on the New York Stock Exchange (under the symbol “NEM”) and is also listed in the form of CHESS Depositary Interests (“CDIs”) (under the symbol “NEM”) on the Australian Stock Exchange (“ASX”). In Australia, Newmont is referred to as “Newmont Mining Corporation ARBN 099 065 997 organized in Delaware with limited liability.” Since July 1, 2002, Newmont CDIs have traded on the ASX as a Foreign Exempt Listing granted by the ASX, which provides an ancillary trading facility to Newmont’s primary listing on NYSE. Newmont Mining Corporation of Canada Limited’s exchangeable shares (“Exchangeable Shares”) are listed on the Toronto Stock Exchange (under the symbol “NMC”). The following table sets forth, for the periods indicated, the closing high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape.

	2007		2006
	High	Low	High	Low
First quarter	$47.71	$41.42	$61.95	$47.79
Second quarter	$45.00	$38.53	$58.43	$47.72
Third quarter	$48.26	$39.44	$55.52	$42.75
Fourth quarter	$54.50	$44.75	$47.57	$40.83

On February 14, 2008, there were outstanding 435,838,958 shares of Newmont’s common stock (including shares represented by CDIs), which were held by approximately 15,410 stockholders of record. A dividend of $0.10 per share of common stock outstanding was declared in each quarter of 2007 and 2006, for a total of $0.40 during each year.

On February 14, 2008, there were outstanding 17,449,759 Exchangeable Shares, which were held by 46 holders of record. The Exchangeable Shares are exchangeable at the option of the holders into Newmont common stock. Holders of Exchangeable Shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

The determination of the amount of future dividends will be made by Newmont’s Board of Directors from time to time and will depend on Newmont’s future earnings, capital requirements, financial condition and other relevant factors.

Issuer purchase of equity securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2007 through October 31, 2007	870	(1)	$47.20	—	N/A
November 1, 2007 through November 30, 2007	—		$—	—	N/A
December 1, 2007 through December 31, 2007	984	(1)	$49.27	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by a Company employee upon vesting for purposes of covering the recipient’s tax withholding obligation.

ITEM 6. SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2007	2006	2005	2004(1)	2003
Revenues	$5,526	$4,882	$4,265	$4,222	$2,792
(Loss) income from continuing operations	$(963)	$563	$278	$416	$388
Net (loss) income applicable to common shares(2)(3)	$(1,886)	$791	$322	$443	$476
Basic (loss) income per common share:
From continuing operations	$(2.13)	$1.25	$0.62	$0.94	$0.95
Discontinued operations	(2.04)	0.51	0.10	0.17	0.29
Cumulative effect of a change in accounting principle	—	—	—	(0.11)	(0.08)

Net (loss) income per common share, basic	$(4.17)	$1.76	$0.72	$1.00	$1.16

Diluted (loss) income per common share:
From continuing operations	$(2.13)	$1.25	$0.62	$0.93	$0.94
Discontinued operations	(2.04)	0.51	0.10	0.17	0.29
Cumulative effect of a change in accounting principle	—	—	—	(0.11)	(0.08)

Net (loss) income per common share, diluted	$(4.17)	$1.76	$0.72	$0.99	$1.15

Dividends declared per common share	$0.40	$0.40	$0.40	$0.30	$0.17

	At December 31,
	2007	2006	2005	2004(1)	2003
Total assets	$15,598	$15,601	$13,992	$12,776	$10,698
Long-term debt, including current portion	$2,938	$1,911	$1,918	$1,590	$1,065
Stockholders’ equity	$7,548	$9,337	$8,376	$7,938	$7,385

(1)	Effective January 1, 2004, the Company consolidated Batu Hijau.
(2)

Net income includes the cumulative effect of a change in accounting principle related to a net expense for the consolidation of Batu Hijau of $47 ($0.11 per share, basic) net of tax and minority interest in 2004; and a net expense for reclamation and remediation of $35 ($0.08 per share, basic), net of tax, in 2003.

(3)

Net (loss) income includes income (loss) from discontinued operations for Merchant Banking, Pajingo, Zarafshan, Holloway and Golden Grove of ($923) ($2.04 per share, basic), $228 ($0.51 per share, basic), $44 ($0.10 per share, basic), $74 ($0.17 per share, basic) and $123 ($0.29 per share, basic) net of tax in 2007, 2006, 2005, 2004 and 2003, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”). References to “A$” refer to Australian currency, “CDN$” to Canadian currency, “NZD$” to New Zealand currency, “IDR” to Indonesian currency and “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three years ended December 31, 2007, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2008;

•	“Accounting Developments,” which provides a discussion of recent changes to our accounting policies that have affected our consolidated results and financial position;

•

“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the last three years;

•	“Results of Consolidated Operations,” which sets forth an analysis of the operating results for the last three years;

•	“Recent Accounting Pronouncements and Developments,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results; and

•

“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index, Fortune 500 and in the Dow Jones Sustainability Index-World. We are also engaged in the exploration for and acquisition of gold properties. We have significant assets or operations in the United States, Australia, Peru, Indonesia, Canada, Bolivia, New Zealand, Ghana and Mexico.

We face key risks associated with our business. One of the most significant risks is fluctuation in the prices of gold and copper, which are affected by numerous factors beyond our control. Other challenges we face include capital and production cost increases and social and environmental issues. Operating costs at our mines are subject to variation due to a number of factors, such as changing ore grades, metallurgy, revisions to mine plans and changes in accounting principles. At foreign locations, such costs are also influenced by currency fluctuations that may affect our U.S. dollar operating costs. In addition, we must continually replace reserves depleted through production by expanding known ore bodies, by acquisition or by locating new deposits in order to maintain production levels over the long term.

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Years Ended December 31,
	2007	2006	2005
Revenues	$5,526	$4,882	$4,265
(Loss) income from continuing operations	$(963)	$563	$278
Net (loss) income	$(1,886)	$791	$322
Net (loss) income per common share, basic:
(Loss) income from continuing operations	$(2.13)	$1.25	$0.62
Net (loss) income	$(4.17)	$1.76	$0.72
Consolidated gold ounces sold (thousands)(1)	6,184	7,186	8,237
Consolidated copper pounds sold (millions)	428	435	573
Average price received, net(2)
Gold (per ounce)	$697	$594	$437
Copper (per pound)	$2.86	$1.54	$1.17
Costs applicable to sales(3)
Gold (per ounce)	$406	$303	$235
Copper (per pound)	$1.10	$0.71	$0.53

(1)	Includes incremental start-up ounces of 6, 100 and 22 in 2007, 2006 and 2005, respectively.
(2)	After treatment and refining charges and excluding settlement of price-capped forward sales contracts.
(3)	Excludes depreciation, depletion and amortization, loss on settlement of price-capped forward sales contracts and Midas redevelopment.

Consolidated Financial Performance

Gold revenues increased in 2007 from 2006 primarily due to higher gold prices, partially offset by lower gold sales volume. Gold sales decreased to 6.2 million ounces in 2007 from 7.2 million ounces in 2006, primarily due to decreased throughput and lower grade ores processed at Yanacocha and Nevada, partially offset by a full year of operations at Ahafo in 2007. Copper revenues increased in 2007 from 2006 due to an increase in the average realized price as the final deliveries were made under the copper collar contracts in February 2007 (see Results of Consolidated Operations below).

The gold price increases over the last few years were partially offset by higher production costs and fewer gold ounces sold. During the same period, we have seen significant increases in the costs of labor, fuel, power and other bulk consumables.

In addition, our financial and operating results were impacted by the following (pre-tax):

•	Gain on the sale of the royalty portfolio ($905) included in (Loss) income from discontinued operations;

•	Gain on the Zarafshan settlement ($77) compared to a loss on expropriation ($101 in 2006) included in (Loss) income from discontinued operations;

•	Merchant Banking goodwill impairment ($1,665) included in (Loss) income from discontinued operations;

•	Exploration goodwill impairment ($1,122); and

•	Loss on the settlement of price-capped forward sales contracts ($531).

Acquisition of Miramar

On October 9, 2007, the Company announced the proposed acquisition of Miramar Mining Corporation (“Miramar”) and offered to acquire all of the outstanding common shares of Miramar for C$6.25 in cash. On December 27, 2007, 155 million common shares of Miramar had been validly deposited to Newmont’s offer. Newmont took up, accepted and paid for such shares, representing approximately 70% of the common shares of Miramar which, in addition to the 18 million shares previously owned by the Company, brought the Company’s interest in Miramar to approximately 78%. Miramar is a Canadian company that controls the Hope Bay project, a large undeveloped gold project in Nunavut, Canada. The Hope Bay Project is consistent with the Company’s strategic focus on exploration and project development and was acquired with the intention of adding higher grade ore reserves and developing a new core gold mining district in a AAA-rated country.

In January 2008, Newmont acquired approximately 40 million additional common shares of Miramar at a price of C$6.25 per common share, bringing its interest in Miramar to 96%. This successfully completed the offer to acquire all of the outstanding common shares of Miramar. Newmont has mailed a notice of compulsory acquisition pursuant to the Business Corporations Act (British Columbia) to acquire all the remaining common shares of Miramar that were not acquired pursuant to the offer.

Liquidity

The Company’s financial position was as follows:

	December 31,
	2007	2006
Total debt	$2,938	$1,911
Total stockholders’ equity	$7,548	$9,337
Cash and cash equivalents	$1,231	$1,166
Marketable securities	$1,500	$1,353

During 2007 our debt and liquidity positions were affected by the following:

•	Proceeds from the issuance of debt of $3,008, offset by $2,036 in repayments;

•	Convertible note hedge transaction including the purchase of call options for $366, partially offset by issuance of warrants of $248;

•	Net cash provided from continuing operations of $525 after settlement of the price-capped forward sales contracts of $578 and settlement of pre-acquisition tax contingency of Normandy of $276;

•	Net proceeds from the sale of discontinued operations of $1,197 and net proceeds from the Zarafshan settlement of $77;

•	Acquisition of approximately 70% of Miramar for $991 less cash received from the purchase of $38;

•	Capital expenditures of $1,670;

•	Dividends paid to common shareholders of $181; and

•	Dividends paid to minority interests of $270.

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

•	Fluctuations in gold prices and, to a lesser extent, copper prices;

•	We expect 2008 consolidated gold sales of approximately 5.9 to 6.4 million ounces, primarily as a result of lower production from Australia and Batu Hijau;

•

Costs applicable to sales per ounce for 2008 are expected to be approximately $425 to $450 per ounce as the impact of industry-wide cost pressures are expected to be compounded by slightly lower gold production;

•

We expect 2008 consolidated copper sales of approximately 345 to 365 million pounds at Costs applicable to sales of approximately $1.30 to $1.40 per pound as mining shifts from the high grade bottom of the pit into a lower grade mine sequence during 2008 and 2009;

•

We anticipate capital expenditures of approximately $1,800 to $2,000 in 2008, with approximately 50% in Australia/New Zealand, 25% in Nevada and the remaining 25% invested at other locations. Approximately $900 to $1,000 of the 2008 capital budget is allocated to sustaining investments, with the remaining $900 to $1,000 allocated to project development initiatives, including completion of the Boddington project in Australia, the power plant in Nevada and the Yanacocha gold mill in Peru;

•	We expect 2008 exploration expenditures of approximately $220 to $230 and 2008 advanced projects, research and development expenditures of approximately $120 to $180;

•

The construction of the Boddington project, the 200 megawatt coal-fired power plant in Nevada and the gold mill at Yanacocha, as well as potential future investments in the Hope Bay project in Canada, the Akyem project in Ghana and the Conga project in Peru will require significant funds for capital expenditures. At current gold and copper prices, new sources of capital will be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices and our operational performance, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities and pay dividends could be significantly constrained; and

•

Our full-year 2008 expectations, particularly with respect to sales volumes and costs applicable to sales per ounce or pound, may differ significantly from actual quarter and full year results due to variations in: ore grades and hardness, metal recoveries, waste removed, commodity input prices, foreign currencies and gold and copper sales prices (as impacting royalty and labor costs).

Accounting Developments

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in the application of the income tax laws to the Company’s operations. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effects of applying this interpretation have been recorded as a decrease in retained earnings of $108, an increase of $5 in goodwill, an increase of $4 in minority interest, a decrease in net deferred tax assets of $37 (primarily, as a result of utilization of foreign tax credits and net operating losses as part of the FIN 48 measurement process, offset, in part, by the impact of the interaction of the Alternative Minimum Tax rules) and an increase of $72 in the net liability for unrecognized income tax benefits.

Pensions

As of December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 required employers that sponsor one or more defined benefit plans to (i) recognize the funded status of a benefit plan in its statement of financial position, (ii) recognize the gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income, net of tax, (iii) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of adopting FAS 158 on the Consolidated Balance Sheets as of December 31, 2006 was as follows:

	Before Application of FAS 158	Adjustment	After Application of FAS 158
Other long-term assets	$193	$(15)	$178
Total assets	$15,616	$(15)	$15,601
Employee pension and other benefits	$229	$27	$256
Deferred income taxes	$649	$(14)	$635
Accumulated other comprehensive income	$700	$(27)	$673
Total stockholders’ equity	$9,364	$(27)	$9,337

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). The Company adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in 2006 included: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

As a result of adopting FAS 123(R), the Company’s Loss from continuing operations and Net loss for 2007 was $11 ($0.02 per share) higher and Income from continuing operations and Net income for 2006 was $19 ($0.04 per share) lower, respectively, than if we had continued to account for share-based compensation under APB 25 as we did prior to January 1, 2006. Prior to the adoption of FAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was included in operating cash flows, along with other tax cash flows. FAS 123(R) requires tax benefits relating to the deductibility of increases in the equity instruments issued under share-based compensation arrangements that are not included in Costs applicable to sales (“excess tax benefits”) to be presented in the Statement of Cash Flows as financing cash inflows. The benefit realized for tax deductions from option exercises totaled $3 and $6 in 2007 and 2006, respectively.

Deferred Stripping Costs

On January 1, 2006 the Company adopted Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance required the recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to earnings in the period of adoption for prior periods. The cumulative effect adjustment reduced retained earnings by $81 (net of tax and minority interests) and eliminated the $71 net deferred stripping asset from the balance sheet in 2006. Adoption of EITF 04-06 had no impact on the Company’s cash position or net cash from operations.

Critical Accounting Policies

Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Carrying Value of Goodwill

As of December 31, 2007, the carrying value of goodwill was approximately $186. Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill was assigned to various mine site reporting units in the Australia/New Zealand Segment. Our approach to allocating goodwill was to identify those reporting units that we believed had contributed to such excess purchase price. We then performed valuations to measure the incremental increases in the fair values of such reporting units that were attributable to the acquisitions, and that were not already captured in the fair values assigned to such units’ identifiable net assets.

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

Mine Site Goodwill

The assignment of goodwill to mine site reporting units was based on synergies that have been incorporated into our operations and business plans over time. The amount of goodwill assigned to each segment or reporting unit was based on discounted cash flow analyses that assumed risk-adjusted discount rates over the remaining lives of the applicable mining operations. We believe that triggering events with respect to the goodwill assigned to mine site reporting units could include, but are not limited to: (i) a significant decrease in our long-term gold and copper price assumptions; (ii) a decrease in reserves; (iii) a significant reduction in the estimated fair value of mine site exploration potential; and (iv) any event that might otherwise adversely affect mine site production levels or costs. We performed our annual impairment test of mine site goodwill as of December 31, 2007 and determined that the fair value of each mine site reporting unit was in excess of the relevant carrying value as of December 31, 2007. For more information on the discounted cash flows used to value mine site reporting units, see Carrying Value of Long-Lived Assets, below.

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

The Exploration Segment’s valuation model attributes all cash flows expected to be derived from future greenfield exploration discoveries, to the Exploration Segment. The valuation model includes management’s best estimates of future reserve additions from exploration activities and all revenues and costs associated with their discovery, development and production. Historical proven and probable reserve additions, excluding acquisitions, are used as an indicator of the Exploration Segment’s ability to discover additional reserves in the future. Actual reserve additions may vary significantly from year to year due to the time required to advance a deposit from initial discovery to proven and probable reserves and based on the timing of when proven and probable reserves can be reported under the Securities and Exchange Commission Industry Guide 7.

We performed our annual impairment test of the Exploration Segment goodwill during the fourth quarter of 2007. Based on the Exploration Segment’s historic additions to proven and probable reserves and management’s best estimates of future reserve additions from exploration activities and all revenues and costs associated with their discovery, development and production, the Exploration Segment’s estimated fair value was negligible. The decreased value attributable to the Exploration Segment resulted primarily from (i) a significantly lower assumed annual reserve growth rate (from 4% to 3%), (ii) a significant change in the financial markets resulting in a significant increase in the discount rate (from 8% to 10%), and (iii) an increase in finding costs due to a combination of increased spending and reduced exploration success.

Based on the negligible valuation, the Exploration Segment goodwill was impaired and the full $1,122 of goodwill was recorded as a non-cash write-down of goodwill as of December 31, 2007.

Merchant Banking Goodwill

During June 2007, Newmont’s Board of Directors approved a plan to cease Merchant Banking activities. Merchant Banking previously provided advisory services to assist in managing the Company’s portfolio of operating and property interests. Merchant Banking was also engaged in developing value optimization strategies for operating and non-operating assets, business development activities, merger and acquisition analysis and negotiations, monetizing inactive exploration properties, capitalizing on proprietary technology and know-how and acting as an internal resource for other corporate groups to improve and maximize business outcomes. As a result of the Board’s approval of management’s plan to cease Merchant Banking activities, the Company recorded a $1,665 non-cash charge to impair the goodwill associated with the Merchant Banking Segment during the second quarter of 2007.

Depreciation, Depletion and Amortization

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated future lives of such facilities or equipment. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine. During the second quarter of 2007, the Company revised its estimate of haul truck lives prospectively to ten years based on experience. The impact of the change in estimate was a reduction of Depreciation, depletion and amortization which decreased the Company’s Loss from continuing operations and Net loss by $13 ($0.03 per share) in 2007.

Costs incurred to develop new properties are capitalized as incurred, where it has been determined that the property can be economically developed based on the existence of proven and probable reserves. At our surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At our underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces to be produced from proven and probable reserves.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable ounces to be produced from proven and probable reserves. To the extent that such costs benefit the entire ore body, they are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of the entire ore body. Costs incurred to access specific ore blocks on areas that only provide benefit over the life of that block or area are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of that specific ore block or area.

The calculation of the UOP rate of amortization, and therefore the annual amortization charge to operations, could be materially impacted to the extent that actual production in the future is different from current forecasts of production based on proven and probable reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining reserves. These factors could include: (i) an expansion of proven and probable reserves through exploration activities; (ii) differences between estimated and actual costs of production, due to differences in grade, metal recovery rates and foreign currency exchange rates; and (iii) differences between actual commodity prices and commodity price assumptions used in the estimation of reserves. If reserves decreased significantly, amortization charged to operations would increase; conversely, if reserves increased significantly, amortization charged to operations would decrease. Such changes in reserves could similarly impact the useful lives of assets depreciated on a straight-line basis, where those lives are limited to the life of the mine, which in turn is limited to the life of the proven and probable reserves.

The expected useful lives used in depreciation, depletion and amortization calculations are determined based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for the purpose of depreciation, depletion and amortization calculations.

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces based on assay data, and the estimated recovery percentage based on the expected processing method. Stockpile tonnages are verified by periodic surveys. Stockpiles are valued based on mining costs incurred up to the point of stockpiling the ore, including applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and removed at the average cost per recoverable ounce of gold or pound of copper in the stockpile. Stockpiles are reduced as material is removed and processed further. The adoption of EITF 04-06 resulted in the allocation of deferred and advanced stripping costs to stockpiles and the value of our stockpiles decreased from $532 as of December 31, 2005 to $515 as of January 1, 2006. As of December 31, 2007 and 2006, our stockpiles had a total carrying value of $732 and $742, respectively.

Costs that are incurred in or benefit from the productive process are accumulated as stockpiles. We record stockpiles at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price of the product based on prevailing and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and actual production levels. If short-term and long-term metals prices decrease, the value of the stockpiles decreases, and it may be necessary to record a write-down of stockpiles to NRV. During 2007, 2006 and 2005, write-downs of stockpiles to NRV totaled $14, $2 and $9, respectively.

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

Carrying Value of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and costs of production, capital and reclamation costs, all based on life-of-mine plans. The significant assumptions in determining the future discounted cash flows for each mine site reporting unit as of December 31, 2007, apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $700 per ounce, a long-term copper price of $2.25 per pound and an Australian dollar exchange rate of A$1.25 per $1.00.

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

As discussed above under Depreciation, Depletion and Amortization, various factors could impact our ability to achieve our forecasted production schedules from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as other mine-related exploration potential and greenfields exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

Derivative Instruments

With the exception of the Call Spread Transactions (as described below in Note 20), all financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair market value. Changes in the fair market value of derivatives recorded on the balance sheet are recorded in the statements of consolidated (loss) income, except for the effective portion of the change in fair market value of derivatives that are designated as a cash flow hedge and qualify for cash flow hedge accounting. Our portfolio of derivatives includes various complex instruments. Management applies significant judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair market value of derivatives. In addition, certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair market value of these instruments are deferred in Accumulated other comprehensive income and will be recognized in the statements of consolidated operations when the underlying production designated as the hedged item impacts earnings. All derivative contracts qualifying for hedge accounting are designated against the applicable portion of future foreign currency expenditures or future production from proven and probable reserves, where management believes the forecasted transaction is probable of occurring. To the extent that management determines that such future foreign expenditures or production are no longer probable of occurring, gains and losses deferred in

Accumulated other comprehensive income would be reclassified to the statements of consolidated (loss) income immediately.

Reclamation and Remediation Obligations (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance will occur. We review, on at least an annual basis, the asset retirement obligation at each mine site in accordance with FASB FAS No. 143, “Accounting for Asset Retirement Obligations.”

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred. Such cost estimates include, where applicable, ongoing care, water treatment, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

Income and Mining Taxes

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in each jurisdiction. Refer above under Carrying Value of Long-Lived Assets for a discussion of the factors that could cause future cash flows to differ from estimates. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize deferred tax assets recorded at the balance sheet date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which we operate could limit our ability to obtain the future tax benefits represented by our deferred tax assets recorded at the reporting date.

The Company’s operation involves dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” guidance to record these liabilities (refer to Note 8 of the Consolidated Financial Statements for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Consolidated Financial Results

Sales - gold, net for 2007 increased $94 compared to 2006 due to a $103 per ounce increase in the average realized price after treatment and refining charges partially offset by 908,000 fewer ounces sold. Sales—gold, net for 2006 increased $618 compared to 2005 due to a $157 per ounce increase in the average realized price after treatment and refining charges partially offset by 1,129,000 fewer ounces sold. The following analysis summarizes the change in consolidated gold sales revenue:

	Years Ended December 31,
	2007	2006	2005
Consolidated gold sales:
Gross	$4,332	$4,241	$3,619
Less: Treatment and refining charges	(27)	(30)	(26)

Net	$4,305	$4,211	$3,593

Consolidated gold ounces sold (thousands)
Gross	6,184	7,186	8,237
Less: Incremental start-up sales	(6)	(100)	(22)

Net	6,178	7,086	8,215

Average realized gold price per ounce:
Before treatment and refining charges	$701	$599	$441
After treatment and refining charges	$697	$594	$437

The change in consolidated gold sales is due to:

	2007 vs. 2006	2006 vs. 2005
Reduction in consolidated ounces sold	$(544)	$(506)
Increase in average realized gold price	635	1,128
Decrease (increase) in treatment and refining charges	3	(4)

	$94	$618

Sales - copper, net increased in 2007 compared to 2006 due to higher realized prices as the final deliveries were made under the copper collar contracts in February 2007, partially offset by lower production. In 2006, copper sales were unchanged compared to 2005 as lower sales volumes were offset by higher realized prices. In addition, in 2006 a loss of $56 was included in Other income, net for the ineffective portion of copper hedges. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

The following analysis reflects the changes in consolidated copper sales:

	Years Ended December 31,
	2007	2006	2005
Consolidated copper sales:
Gross before derivative contracts	$1,409	$1,333	$953
Hedging losses	(1)	(633)	(258)
Provisional pricing mark-to-market	(34)	165	138

Gross after derivative contracts	1,374	865	833
Less: Treatment and refining charges	(153)	(194)	(161)

Net	$1,221	$671	$672

Consolidated copper pounds sold (millions)	428	435	573
Average realized price per pound:
Gross before derivative contracts	$3.30	$3.07	$1.66
Hedging losses	—	(1.46)	(0.45)
Provisional pricing mark-to-market	(0.09)	0.38	0.24

Gross after derivative contracts	3.21	1.99	1.45
Less: Treatment and refining charges	(0.35)	(0.45)	(0.28)

Net	$2.86	$1.54	$1.17

The change in consolidated copper sales is due to:

	2007 vs. 2006	2006 vs. 2005
Decrease in consolidated pounds sold	$(15)	$(201)
Increase in average realized copper price	524	233
Decrease (increase) in treatment and refining charges	41	(33)

	$550	$(1)

The following is a summary of consolidated gold and copper sales, net:

	Years Ended December 31,
	2007	2006	2005
Gold
Nevada, USA	$1,616	$1,441	$1,053
Yanacocha, Peru	1,093	1,543	1,490
Australia/New Zealand:
Tanami, Australia	305	250	221
Kalgoorlie, Australia	224	198	183
Jundee, Australia	214	190	154
Waihi, New Zealand	66	71	73

	809	709	631

Batu Hijau, Indonesia	351	264	318
Ahafo, Ghana	306	124	—
Other Operations:
Kori Kollo, Bolivia	60	77	44
La Herradura, Mexico	61	48	36
Golden Giant, Canada	8	35	73

	129	160	153

Corporate	1	(30)	(52)

	$4,305	$4,211	$3,593

Copper
Batu Hijau, Indonesia	$1,221	$671	$672

Costs applicable to sales - gold increased in 2007 compared to 2006 due to increased labor and diesel costs, the strengthening of the Australian dollar, a full year of operations at Ahafo in Ghana and Phoenix and Leeville in Nevada and higher waste removal costs at Batu Hijau. The increase in 2006 from 2005 resulted primarily from higher labor and input commodity prices and higher waste removal costs at Yanacocha and Batu Hijau, as well as increased operating costs from the start-up of Phoenix and Leeville in Nevada and Ahafo in Ghana. Costs applicable to sales - copper increased in 2007 from 2006 mainly due to higher waste removal costs at Batu Hijau. We have seen significant increases in the costs of labor, fuel, power and other consumables during these periods for both gold and copper. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Depreciation, depletion and amortization increased in 2007 from 2006 due to a full year of operations at Phoenix and Leeville in Nevada and Ahafo in Ghana. Depreciation, depletion and amortization remained at the same level in 2006 from 2005, as capital spending increases from the start-up of Phoenix and Leeville in Nevada and Ahafo in Ghana and capital expenditures at other operations were offset by lower production at Yanacocha and Batu Hijau. Depreciation, depletion and amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease due to the use of the units-of production amortization method. For a complete discussion, see Results of Consolidated Operations, below. We expect Depreciation, depletion and amortization to increase to approximately $725 to $775 in 2008.

The following is a summary of Costs applicable to sales and Depreciation, depletion and amortization by operation:

	Costs Applicable to Sales			Depreciation, Depletion and Amortization
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Gold
Nevada, USA	$1,036	$980	$807	$220	$180	$124
Yanacocha, Peru	540	498	487	160	172	205
Australia/New Zealand:
Tanami, Australia	187	155	162	37	30	33
Kalgoorlie, Australia	196	163	144	24	25	17
Jundee, Australia	143	113	115	26	26	27
Waihi, New Zealand	47	27	29	22	10	16

	573	458	450	109	91	93

Batu Hijau, Indonesia	120	91	109	25	20	34
Ahafo, Ghana	177	60	—	43	19	—
Other Operations:
Kori Kollo, Bolivia	30	27	16	10	9	4
La Herradura, Mexico	29	19	15	7	8	5
Golden Giant, Canada	2	13	48	—	1	11

	61	59	79	17	18	20

	2,507	2,146	1,932	574	500	476

Copper
Batu Hijau, Indonesia	471	308	303	96	66	87

Other
Exploration	—	—	—	1	3	4
Australia/New Zealand	—	—	—	3	3	3
Ahafo, Ghana	—	—	—	—	—	1
Other Operations	—	—	—	—	1	2
Corporate and Other	—	—	—	21	16	16

	—	—	—	25	23	26

	$2,978	$2,454	$2,235	$695	$589	$589

Deferred stripping. The net deferred stripping amounts included in Costs applicable to sales by operation were as follows for the year ended December 31, 2005:

Gold
Nevada, USA	$(47)
Australia/New Zealand:
Kalgoorlie, Australia	(9)
Waihi, New Zealand	2

(7)

Other Operations:
La Herradura, Mexico	(3)

$(57)

Copper
Batu Hijau, Indonesia	$1

See Accounting Developments, above.

The Loss on settlement of price-capped forward sales contracts of $531 in 2007 resulted from the elimination of the entire 1.85 million ounces of forward sales contracts that would have impacted results in 2008 and beyond.

Midas redevelopment of $11 in 2007 resulted from activities undertaken, during suspended operations, to regain entry into the mine in order to resume commercial production following the accident that occurred on June 19, 2007.

Exploration period-to-period increases reflect increased exploration and related activity in response to higher gold prices and increased drilling, labor and consumable costs. Advanced projects, research and development costs represent spending on advanced projects, feasibility studies and drilling at Phoenix, Akyem, Ahafo and Conga. We expect Exploration to be approximately $220 to $230 and Advanced projects, research and development to be approximately $120 to $180 in 2008.

General and administrative expense increased in 2007 from 2006 primarily due to increased professional fees and consulting costs. The increase in 2006 from 2005 was primarily due to $12 of stock option expense. General and administrative expense as a percentage of revenues was 2.6% in 2007, compared to 2.8% in both 2006 and 2005. We expect General and administrative expenses to be approximately $140 to $150 in 2008.

Write-down of goodwill was $1,122, $nil and $41 for 2007, 2006 and 2005, respectively. The 2007 impairment was related to the Exploration segment. In 2007, annual testing for impairment pursuant to FAS No. 142 resulted in a goodwill impairment charge for the Exploration Segment of $1,122. The impairment resulted primarily from (i) a significantly lower assumed annual reserve growth rate (from 4% to 3%), (ii) a significant change in the financial markets resulting in an increase in the discount rate (from 8% to 10%), and (iii) an increase in finding costs due to a combination of increased spending and reduced exploration success. The 2005 impairment was related to the Nevada segment resulting from anticipated increased future operating and capital costs.

Write-down of investments totaled $46 in 2007, primarily related to the impairment of investments in Shore Gold Inc. and Gabriel Resources Ltd.

Write-down of long-lived and other assets totaled $4, $3 and $41 for 2007, 2006 and 2005, respectively. The 2007 write-down was primarily related to tenements in Australia. The 2006 write-down was primarily related to equipment. The 2005 write-down was primarily related to the Martabe exploration project in Indonesia and exploration tenements in Australia.

For a discussion of our policy for assessing the carrying value of goodwill and long-lived assets for impairment, see Critical Accounting Policies, above.

Other expense, net includes the following:

	Years Ended December 31,
	2007	2006	2005
Reclamation and remediation	$29	$47	$38
Pension settlement loss	17	—	4
Buyat Bay settlement and other	12	22	56
Western Australia power plant	11	1	(3)
World Gold Council dues	11	13	14
Peruvian royalty	10	22	—
Choropampa legal costs	9	5	4
Reclamation accretion	8	3	—
Australian office relocation	6	5	—
PTNNT divestiture	3	—	—
Yanacocha leach pad repairs	1	10	—
Peruvian workers participation reserve	—	15	—
Other	31	16	13

	$148	$159	$126

The 2007 expense includes changes in environmental obligations estimates at former mines, pension settlement losses related to senior management retirements, World Gold Council dues and costs at the Western Australia power plant. The 2006 expense primarily includes changes in environmental obligation estimates at former mines, legal and other costs incurred in regards to pollution allegations at Minahasa and at Yanacocha, the Peruvian royalty, costs associated with leach pad repairs and Peruvian worker’s participation reserves. Beginning in 2006 Yanacocha recorded a charge to Other expense, net related to an agreement with the Peruvian government to provide for a negotiated royalty payment during high metal prices for community improvements. The negotiated royalty is based on 3.75% of Yanacocha’s net income beginning January 1, 2006 for a period of up to five years. The 2005 expense included legal and other costs incurred in regards to pollution allegations at Minahasa, changes in environmental obligation estimates at former mines, costs incurred to stabilize material and repair damage to roads and utility lines for a waste dump slide in Nevada and a pension settlement loss.

Other income, net is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
Interest income	$50	$67	$59
Canadian Oil Sands Trust income	47	30	10
Foreign currency exchange gains	25	5	8
Gain on sale of property, plant and equipment	9	12	11
Gain (loss) on ineffective portion of derivative investments, net (Note 14)	4	(60)	2
Income from development projects, net	3	19	—
Loss (gain) on sale of other assets, net	(1)	6	6
Loss on early extinguishment of debt	—	(40)	—
Other	7	14	10

	$144	$53	$106

Interest income decreased in 2007 from 2006 due to lower investment yields. Interest income increased in 2006 from 2005 due to increased funds invested and higher investment yields.

Income from developing projects includes gold and copper sales, net of incremental operating costs incurred, from operations prior to commercial production. Income in 2007 is from the Bob Star project in Nevada and income in 2006 is from the Leeville and Phoenix operations also in Nevada.

Foreign currency exchange gains in 2007 resulted from the strengthening of the Canadian and Australian dollars compared to the U.S. dollar. The Canadian dollar exchange rate increased by approximately 19% from December 31, 2006 while the Australian dollar exchange rate increased by approximately 11%.

On September 27, 2006, we settled our remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract for which we were required to deliver 17,951 ounces of gold in December 2006 and 179,062 ounces of gold in June 2007. This settlement resulted in cash payments of $96, and included a $48 reduction to the current portion of long-term debt and a $40 pre-tax loss on extinguishment of debt.

The loss on ineffective portion of derivative instruments includes a loss of $56 in 2006 for the ineffective portion of the copper collar instruments designated as cash flow hedges. Other losses relate to the ineffective portion of legacy gold puts held in Australia.

Interest expense, net of capitalized interest was $105, $97 and $97 for 2007, 2006 and 2005, respectively. Capitalized interest totaled $50, $57 and $39 in each year, respectively. Interest costs increased in 2007 due to the issuance of the $1,150 convertible senior notes in July 2007 and the $200 bond issuance at Yanacocha in July 2006. These increases were offset by capitalized interest due to construction of Leeville, Phoenix and the power plant in Nevada, the Ahafo project in Ghana and the Boddington project in Australia. Capitalized interest has decreased in 2007 from 2006 due to the completion of the Leeville, Phoenix and Ahafo projects. We expect Interest expense, net of capitalized interest to be approximately $110 to $115 in 2008.

Income tax expense was $200 in 2007, compared to $326 and $270 in 2006 and 2005, respectively. The effective tax rates were (57%), 26%, and 29% in 2007, 2006 and 2005, respectively. Without the $1,122 goodwill impairment charge in 2007 (which is not deductible for tax purposes and for which no related income tax benefit can be claimed), the effective tax rate for 2007 would have been 26%. The factors that most significantly impact our effective tax rate are percentage depletion and resource allowances, the rate differential related to foreign earnings indefinitely invested, valuation allowances related to deferred tax assets, foreign earnings net of foreign tax credits, earnings attributable to minority interests in subsidiaries and affiliated companies, foreign currency translation gains and losses, impacts of the analysis of income taxes payable and U.S. book and tax basis of assets and liabilities, changes in tax laws, goodwill impairment and the impact of certain specific transactions. Most of these factors are sensitive to the average realized price of gold and other metals.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by U.S. subsidiaries included in our consolidated United States income tax return. The deductions are highly sensitive to the price of gold and other minerals produced by the Company. For 2006 and prior years, similar types of deductions were available for mining operations in Canada. The tax benefits from percentage depletion and resource allowances were $70, $77 and $43 in 2007, 2006 and 2005, respectively. The decrease in 2007 compared to 2006 primarily is due to a decrease in production at certain non-US mine sites.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effect of these differences is shown in Note 8 to the Consolidated

Financial Statements as either a foreign rate differential or the effect of foreign earnings, net of credits. Differences in tax rates and other foreign income tax law variations make our ability to fully utilize all of our available foreign income tax credits on a year-by-year basis highly dependent on the price of the gold and copper produced by the Company and the costs of production, since lower prices or higher costs can result in our having insufficient sources of taxable income in the United States to utilize all available foreign tax credits. Such credits have limited carry back and carry forward periods and can only be used to reduce the United States income tax imposed on our foreign earnings included in our annual United States consolidated income tax return. The effects of foreign earnings, net of allowable credits, were an increase of income tax expense of $10, $7 and $13, in 2007, 2006 and 2005, respectively. The effect of different income tax rates in countries where earnings are indefinitely reinvested contributed to an increase in our income tax expense of $7 and $70 in 2007 and 2006, respectively, and decreased tax expense in 2005 by $6.

The tax effect of changes in local country tax laws, as shown in our effective tax reconciliation in Note 8 to the Consolidated Financial Statements, resulted in a net tax benefit of $2, $71 and $24 in 2007, 2006 and 2005, respectively. The net tax benefit in 2007 is primarily related to a decrease in Canadian federal and provincial statutory tax rates and a decrease in New Zealand tax rates. The net tax benefit in 2006 is primarily related to adopting the U.S. dollar as our functional currency for Australian tax reporting purposes and a decrease in the Canadian federal and provincial statutory tax rates. The net tax benefit in 2005 is primarily related to a change in Australian tax law regarding our ability to file consolidated income tax returns.

The need to record valuation allowances related to our deferred tax assets (primarily attributable to net operating losses and tax credits) is principally dependent on the following factors: (i) the extent to which the net operating losses and tax credits can be carried back and yield a tax benefit; (ii) our long-term estimate of future average realized minerals prices; and (iii) the degree to which many of the tax laws and income tax agreements imposed upon us and our subsidiaries around the world tend to create significant tax deductions early in the mining process. These up-front deductions can give rise to net operating losses and tax credit carry forwards in circumstances where future sources of taxable income may not coincide with available carry forward periods even after taking into account all available tax planning strategies. Furthermore, certain liabilities, accrued for financial reporting purposes, may not be deductible for tax purposes until such liabilities are actually funded which could happen after mining operations have ceased, when sufficient sources of taxable income may not be available. Changes to valuation allowances decreased income tax expense by $17 and $3 in 2007 and 2006, respectively, and increased income tax expense by $39 in 2005. The change in 2007 primarily is due to the realization of capital gains in Australia.

We consolidate certain subsidiaries of which we do not own 100% of the outstanding equity. However, for tax purposes, we are only responsible for the income taxes on the portion of the taxable earnings attributable to our ownership interest of each consolidated entity. Such minority interests contributed $4, $15 and $15 in 2007, 2006 and 2005, respectively, as reductions in our income tax expense.

Our tax expense was not affected in 2007 and decreased by $1 and $14 in 2006 and 2005 respectively due to changes in foreign currency exchange rates. In 2005, these amounts primarily relate to the Australian tax effect of realized and unrealized translation gains attributable to United States dollar-denominated assets and liabilities and the gold derivatives positions at Newmont Australia Limited whose functional currency is the United States dollar. Because we intend to indefinitely reinvest earnings from Newmont Australia Limited, no offsetting United States deferred income tax effect can be recorded.

Had the $1,122 write-off of goodwill in 2007, which is non-deductible for tax purposes, been deductible, our tax expense would have decreased by $393.

During 2006 we completed a reconciliation of our U.S. book and tax basis assets and liabilities as well as a detailed analysis of our income taxes payable. This exercise identified differences of $27, which was recognized as a tax benefit in 2006.

Based on the uncertainty and inherent unpredictability of the factors influencing our effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods. The effective tax rate is expected to be between 30% and 34% in 2008.

Minority interest in income of subsidiaries was as follows:

	Years Ended December 31,
	2007	2006	2005
Batu Hijau	$299	$103	$119
Yanacocha	108	256	256
Other	3	4	5

	$410	$363	$380

Minority interest in income of subsidiaries increased in 2007 from 2006 as a result of increased earnings at Batu Hijau and a $25 charge in 2007 related to the repayment of the carried interest loan at Batu Hijau, partially offset by decreased earnings at Yanacocha (see Results of Consolidated Operations, Batu Hijau Operations and Yanacocha Operations). The 2006 decrease from 2005 resulted from lower production and earnings at Batu Hijau (see Results of Consolidated Operations, Batu Hijau Operations).

Equity (loss) income of affiliates was as follows:

	Years Ended December 31,
	2007	2006	2005
European Gold Refineries	$6	$3	$6
AGR Matthey Joint Venture	1	1	(2)
Regis Resources NL	(8)	(2)	—

	$(1)	$2	$4

(Loss) income from discontinued operations was as follows:

	Years Ended December 31,
	2007	2006	2005
Sales - gold, net	$119	$157	$171
Sales - base metals, net	—	—	38

	$119	$157	$209

Income (loss) from operations:
Royalty portfolio	$123	$67	$121
Pajingo	8	12	1
Zarafshan	—	6	18
Holloway	—	—	(27)
Golden Grove	—	—	(5)

	131	85	108

Gain on sale of operations:
Zarafshan	77	—	—
Pajingo	8	—	—
Holloway	—	13	—
Golden Grove	—	—	6

	85	13	6

Gain on sale of royalty assets	905	—	—
Gain on sale of Alberta oil sands project	—	266	—
Gain on sale of Martabe	—	30	—
Loss from impairment	(1,665)	(101)	(42)

Pre-tax (loss) income	(544)	293	72
Income tax expense	(379)	(65)	(28)

(Loss) income from discontinued operations	$(923)	$228	$44

During June 2007, Newmont’s Board of Directors approved a plan to cease Merchant Banking activities. The Company decided to dispose of its royalty portfolio and a portion of its existing equity investments and will not make further investments in equity securities that do not support its core gold mining business. Newmont and the new Franco-Nevada Corporation (“new Franco-Nevada”) entered into an agreement under which new Franco-Nevada acquired certain mineral interests and oil and gas interests for cash consideration of $1,187. The transaction closed in December 2007 resulting in a $905 pre-tax gain.

In 2006, the Company received net cash proceeds of $271 for the Alberta oil sands project resulting in a $266 pre-tax gain. The Company received $42 net cash proceeds and approximately 43 million Agincourt shares valued at $37 for the Martabe project, resulting in a $30 pre-tax gain in 2006.

During 2007, we recognized a $1,665 non-cash charge to impair goodwill associated with the Merchant Banking segment. In 2006, we recorded a pre-tax impairment loss of $101 as a result of the Uzbekistan government’s expropriation of the Zarafshan operation. In 2005, we recorded a $42 pre-tax write-down of long-lived assets at the Golden Grove copper-zinc operation in Australia.

The Company’s income tax expense attributable to discontinued operations differed from the amounts computed by applying the United States statutory corporate income tax rate primarily due to the goodwill impairment that was nondeductible for tax, the benefit from percentage depletion and a decrease in the valuation allowance related to deferred tax assets.

Other comprehensive income, net of tax in 2007 included a $113 gain in value of marketable securities, $33 related to a pension liability adjustment, and a gain of $138 on the translation of subsidiaries with non-U.S. dollar functional currencies. Other comprehensive income, net of tax in 2006 included a $272 gain in value of marketable securities, $47 for unrealized gains on derivatives designated as cash flow hedges and $17 related to a pension liability adjustment, offset by a loss of $14 on the translation of subsidiaries with non-U.S. dollar functional currencies. Other comprehensive income, net of tax in 2005 included a $282 gain in value of marketable equity securities and a $26 gain on the translation of subsidiaries with non-U.S. dollar functional currencies, offset by losses of $18 related to a minimum pension liability adjustment and $59 for unrealized losses on derivatives designated as cash flow hedges.

Results of Consolidated Operations

	Gold Ounces or Copper Pounds Sold(1)			Costs Applicable to Sales(2)			Depreciation, Depletion and Amortization
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Gold	(ounces in thousands)			($ per ounce)			($ per ounce)
Nevada	2,341	2,534	2,444	$444	$403	$333	$94	$74	$51
Yanacocha(3) (51.35% owned)	1,565	2,572	3,327	345	193	147	103	67	62
Australia/New Zealand	1,153	1,176	1,409	496	389	319	94	78	66
Batu Hijau(3)(4)	494	435	720	243	209	152	50	46	47
Ahafo	446	202	—	396	297	—	96	94	—
Other(3)	185	267	337	332	222	233	91	69	58

Total/Weighted-Average	6,184	7,186	8,237	$406	$303	$235	$93	$71	$58

Copper	(pounds in millions)			($ per pound)			($ per pound)
Batu Hijau(2)(3)	428	435	573	$1.10	$0.71	$0.53	$0.22	$0.15	$0.15

(1)	Includes incremental start-up ounces of 6, 100 and 22 in 2007, 2006 and 2005, respectively.
(2)	Excludes depreciation, depletion and amortization, loss on settlement of price-capped forward sales contracts and Midas redevelopment.
(3)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.
(4)	Economic interest decreased to 45% from 52.875% on May 25, 2007.

Consolidated gold ounces sold decreased in 2007 from 2006 due to:

•	lower production at Nevada due to lower ore grades;

•	lower production at Yanacocha due to lower ore grade and tons placed on the leach pads; partially offset by

•	a full year of operations at Ahafo (Ghana) and Leeville and Phoenix (Nevada); and

•	higher ore grades processed at Batu Hijau.

Consolidated gold ounces sold decreased in 2006 from 2005 due to:

•	decreased sales at Yanacocha and Batu Hijau due to lower grade ores and lower throughput at Batu Hijau;

•	the completion of operations at Lone Tree (Nevada) and Golden Giant (Other); partially offset by

•	the start-up of operations at Ahafo (Ghana) and Leeville and Phoenix (Nevada).

Consolidated copper pounds sold decreased in 2007 from 2006 due to an increase in concentrate inventory at year-end due to the timing of shipments. Consolidated copper pounds sold decreased in 2006 from 2005 due to the processing of lower grade ore (0.55% vs. 0.69%) and lower mill throughput due to mine plan changes and harder material.

Costs applicable to sales per consolidated gold ounce sold increased in 2007 compared to 2006 due to increased labor and diesel costs, the strengthening of the Australian dollar which increased Costs applicable to sales by approximately $8 per ounce, a full year of operations at Ahafo in Ghana and Phoenix and Leeville in Nevada and higher waste removal costs at Batu Hijau. Costs applicable to sales per consolidated gold ounce sold increased in 2006 from 2005, primarily due to the decrease in production at Yanacocha and increased operating costs at all sites. Costs applicable to sales per consolidated copper pound increased from year-to-year due to increased operating costs.

We expect 2008 consolidated gold sales of approximately 5.9 to 6.4 million ounces, primarily as a result of lower production from Australia and Batu Hijau. Costs applicable to sales per ounce for 2008 are expected to be approximately $425 to $450 per ounce as the impact of industry-wide cost pressures are expected to be compounded by slightly lower gold grades and production.

We expect 2008 consolidated copper sales of approximately 345 to 365 million pounds at Costs applicable to sales of approximately $1.30 to $1.40 per pound as mining shifts from the high grade bottom of the pit into a lower grade mine sequence during 2008 and 2009.

Nevada Operations

	Gold Ounces Sold(1)			Costs Applicable to Sales(2)			Depreciation, Depletion and Amortization
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in thousands)			($ per ounce)			($ per ounce)
Year ended December 31,	2,341	2,534	2,444	$444	$403	$333	$94	$74	$51

(1)	Includes incremental start-up ounces of 6, 100, and 22 in 2007, 2006 and 2005, respectively.
(2)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts and Midas redevelopment.

Gold ounces sold in Nevada decreased due to the milling of lower grade ore, completion of mining at Lone Tree and the temporary suspension of mining operations at Midas, partially offset by a full year of operations at Phoenix and Leeville. Open pit ore mined increased to 42.6 million tons in 2007, up from 38.4 million tons in

2006 and underground ore production increased to 1.9 million tons in 2007 from 1.7 million tons in 2006 due to a full year of operations at Phoenix and Leeville. Ore milled increased to 25.5 million tons from 17.9 million tons in 2006, while mill ore grade decreased 23% with the processing of lower grade ore from Phoenix. Ore placed on leach pads decreased 37% in 2007 compared to 2006 primarily as a result of mine sequencing at Gold Quarry and Twin Creeks and the completion of mining at Lone Tree in 2006. Processing at the Lone Tree mill continued in 2007 with ore hauled from Twin Creeks. Nevada’s Costs applicable to sales per ounce increased in 2007 compared to 2006 as lower production, higher cost production from Phoenix, the suspension of lower cost mining operations at Midas and increased labor, diesel and commodity costs were partially offset by lower surface mining costs. Surface mining costs were lower due to completion of mining at Lone Tree in 2006 and work on capital projects at Carlin, partially offset by a full year of mining at Phoenix. Depreciation, depletion and amortization per ounce increased 27% from 2006 as a result of a full year of Phoenix and Leeville operation.

Gold ounces sold increased in 2006 from 2005, due to the commencement of commercial operations at Phoenix and Leeville in the fourth quarter of 2006 and increased access to open pit ore at the Twin Creeks layback, partially offset by lower production from Lone Tree. The Phoenix and Leeville projects commenced commercial operations in October 2006. Leeville and Phoenix produced 243,700 ounces in 2006, including 100,300 incremental start-up ounces included in Other income, net. Gold production at Lone Tree declined as mining was completed in 2006. Overall, mill ore grade decreased 17% and mill throughput increased 16% as a result of the start-up of the lower grade Phoenix operation. Heap leach production was slightly higher than 2005 due to a 9% increase in average grade of ore placed on the leach pads. Costs applicable to sales per ounce increased due to increased labor, diesel, power, cyanide and other commodity prices, higher underground contract service costs. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In 2005, $47 of mining costs was deferred which reduced Costs applicable to sales by $20 per ounce. Depreciation, depletion and amortization increased as a result of placing new equipment and facilities in operation.

Our Midas operations in Nevada were suspended by order of the Mine Safety and Health Administration (“MSHA”) after a fatal accident in June 2007. On October 11, 2007, MSHA lifted the restrictive order that had required Midas to halt mining activities. As a result, mining activities have ramped-up, and we expect Midas to return to historic production levels by early 2008. MSHA’s investigation of the accident is continuing. The related Midas redevelopment costs were $11, and are not included in the cost per ounce amounts above.

The focus at Phoenix during the fourth quarter of 2007 was continued progress on optimization projects. The scope of the in-fill drill program has been increased from 183 to 222 planned drill holes because actual drilling costs have remained lower than originally budgeted. Approximately 80% of the planned drill footage was complete as of December 31, 2007. Continued progress and favorable results were realized through the implementation of continuous improvement projects, with an emphasis on human resources, equipment productivity and cost reduction. Mill capacity utilization continued to improve with nearly 1 million tons processed in each month of the fourth quarter of 2007 compared to almost 900,000 tons each month in the third quarter of 2007. Additionally, the new crusher remains on schedule for start-up by mid-2008 and was approximately 42% complete at the end of the fourth quarter. Phoenix produced 181,400 ounces at Costs applicable to sales of $729 per ounce in 2007. The Company continues to expect a final optimization plan for Phoenix around mid-2008.

Consolidated gold sales are expected to remain stable in 2008 at approximately 2.2 to 2.4 million ounces. Higher production from Phoenix, Leeville and Twin Creeks is expected to be offset by lower grade surface ore at Carlin. Higher mill throughput and mill recoveries are expected to be offset by lower than planned mill grades and leach recoveries in 2008. Costs applicable to sales are expected to decrease in 2008 to approximately $400 to $430 per ounce. Ongoing labor and energy cost pressures are expected to be offset by reduced electricity charges as a result of generating power for approximately half the year from our newly built coal-fired power plant, reduced contracted services and other expenses, as well as lower anticipated maintenance costs associated with a newer mining fleet.

Construction of a 200-megawatt coal-fired power plant is approximately 96% complete as of December 31, 2007. Capital costs for the power plant are expected to be between $620 and $640 and completion is targeted for mid-2008.

Non-governmental organizations have brought a series of actions relating to the Nevada operations, as described in more detail in Note 32 to the Consolidated Financial Statements. While we believe that the legal actions are without merit, unfavorable outcomes could result in additional conditions being imposed on our operations, and such conditions could have a material adverse effect on Nevada’s results of operations or financial position.

Yanacocha Operations

	Gold Ounces Sold(1)			Costs Applicable to Sales(2)			Depreciation, Depletion and Amortization
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in thousands)			($ per ounce)			($ per ounce)
Year ended December 31,	1,565	2,572	3,327	$345	$193	$147	$103	$67	$62

(1)	Consolidated gold ounces sold includes minority interests’ share (51.35% Newmont owned).
(2)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Consolidated gold production and sale ounces at Yanacocha decreased, as expected, in 2007 compared to 2006 due to fewer ore tons and lower grade ore placed on the leach pads. Ore mined decreased to 98.6 million tons in 2007 from 115.8 million tons in 2006. Ore grade decreased by 27% in 2007 compared to 2006 due to mine sequencing. The proportion of waste mined increased from 0.9 to 1.1 waste tons per ton of ore in 2007 compared to 2006 as expected in the mine plan. Costs applicable to sales increased $152 per ounce in 2007 primarily due to lower production, which impacted unit costs by approximately $125 per ounce, as well as increased labor, diesel, mine maintenance and other costs, partially offset by lower royalties and workers’ participation costs.

Gold ounces sold decreased in 2006 from 2005, primarily due to a decrease in ore tons mined and placed on the leach pads, as anticipated in the mine plan. The proportion of waste tons mined increased from 0.50 waste tons per ton of ore in 2005 to 0.9 waste tons per ton of ore in 2006. Costs applicable to sales per ounce increased due to the decrease in production, increased consumption and prices of diesel, cyanide, lime and other commodities and higher worker’s participation bonuses and royalties due to increased gold prices, partially offset by increased silver by-product credits.

Consolidated gold sales are expected to increase in 2008 to approximately 1.7 to 1.8 million ounces, primarily as a result of completion of the gold mill partially offset by lower leach pad production. Costs applicable to sales at Yanacocha are expected to increase in 2008 to approximately $370 to $390 per ounce, primarily due to a change in the mine sequencing resulting in increased stripping, higher labor costs and royalty payments.

Construction of the gold mill at Yanacocha was approximately 97% complete at December 31, 2007. Progress on the gold mill continues as expected, with capital costs expected to be between $250 and $270 and commercial production anticipated in the first half of 2008.

In 2007 and 2006, Yanacocha recorded $10 and $22 to Other expense, net, respectively, related to an agreement with the Peruvian government to provide for a royalty payment for community improvements during current high metal prices. The negotiated royalty is based on 3.75% of Yanacocha’s net income beginning January 1, 2006 for a period of up to five years.

On May 31, 2007, the Company signed a new Collective Agreement with the union for the next three years, expiring on February 28, 2010.

Australia/New Zealand Operations

	Gold Ounces Sold			Costs Applicable to Sales(1)			Depreciation, Depletion and Amortization
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in thousands)			($ per ounce)			($ per ounce)
Tanami	439	418	494	$425	$370	$328	$85	$72	$67
Kalgoorlie (50% owned)	323	332	410	605	490	352	74	76	42
Jundee	298	306	342	480	369	335	88	85	80
Waihi	93	120	163	502	223	177	226	83	97

Total/Weighted-Average	1,153	1,176	1,409	$496	$389	$319	$94	$78	$66

(1)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Australia/New Zealand gold ounces sold decreased slightly in 2007 compared to 2006 as a result of lower production at Kalgoorlie, Jundee and Waihi, partially offset by increased inventory sales. Costs applicable to sales per ounce increased due to the strengthening of the Australian and New Zealand dollar, which increased Costs applicable to sales by approximately $40 per ounce, increased royalties due to the higher gold price and increased diesel, electricity and labor costs.

Australia/New Zealand operations gold ounces sold decreased in 2006 compared to 2005, primarily due to lower production resulting from fewer ore tons mined and lower mill throughput. Costs applicable to sales per ounce increased in 2006 from 2005 primarily due to the decrease in ounces sold and increased commodity costs partially offset by depreciation of the Australian and New Zealand dollars compared to the U.S. dollar. The favorable foreign exchange movements decreased Australia/New Zealand Costs applicable to sales in 2006 from 2005 by $5 per ounce. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In 2005, $7 of mining costs was deferred which reduced Costs applicable to sales by $5 per ounce.

Consolidated gold sales are expected to decline in 2008 to approximately 1.05 to 1.10 million ounces, primarily as a result of lower ore grades, mainly at Tanami, and reduced inventory sales, partially offset by higher mill throughput at Waihi. Costs applicable to sales are expected to increase to approximately $585 to $625 per ounce in 2008, primarily as a result of lower planned production, anticipated strengthening of the Australian dollar and higher anticipated consumables and labor costs.

Tanami, Australia. Gold ounces sold increased in 2007 compared to 2006 as a result of increased inventory sales. Costs applicable to sales per ounce increased due to the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $29 per ounce, increased underground mining and milling costs due to being in a deeper part of the mine which results in increased backfill activity and fuel and labor costs, partially offset by decreased royalties.

Gold ounces sold decreased in 2006 from 2005, primarily due to a 23% decline in mill throughput resulting from the completion of processing Groundrush stockpiles, partially offset by higher ore grade from the Granites. Costs applicable to sales per ounce increased due to lower gold production and increased royalties due to the higher gold price.

Kalgoorlie, Australia. Gold ounces sold decreased in 2007 compared to 2006 as a result of a 13% decrease in ore grade milled, partially offset by an increase in inventory sales. Costs applicable to sales per ounce increased due to the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $51 per ounce, decreased production and higher mining costs. Mining costs were higher primarily due to sound abatement costs and increased contract maintenance, drilling rates, fuel and tire usage costs.

Gold ounces sold decreased in 2006 from 2005, due to lower mill throughput (harder ore), a decrease in mill ore grade and a decrease in roaster throughput resulting from a higher sulfur to gold ratio and adverse weather conditions. Costs applicable to sales per ounce increased due to lower production and increased labor, diesel and contract services. Milling costs also increased due to mill maintenance costs and higher grinding costs due to the harder ore. Costs applicable to sales were also impacted by the change in accounting for open pit waste removal costs. In 2005, $9 of mining costs was deferred which reduced Costs applicable to sales by $23 per ounce.

Jundee, Australia. Gold ounces sold decreased in 2007 compared to 2006 as a result of lower production, partially offset by increased inventory sales. Mill throughput decreased by 26% due to the consolidation of milling operations into one plant, partially offset by 28% higher mill ore grade. Open pit mining concluded in the fourth quarter of 2007. Underground mining operations will continue in 2008. Costs applicable to sales per ounce increased due to the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $42 per ounce, lower production, and higher underground mining and electricity generation costs.

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

Waihi, New Zealand. Gold ounces sold decreased in 2007 compared to 2006 as a result of the transition to mining the Martha open pit south layback and Favona underground in 2007. Costs applicable to sales per ounce increased in 2007 compared to 2006 as a result of the strengthening of the New Zealand dollar which increased Costs applicable to sales by approximately $51 per ounce and lower production.

Gold ounces sold decreased in 2006 from 2005, primarily due to a 4% decrease in mill ore grade and a 20% decrease in mill throughput due to reduced open pit mining activity and the commencement of Favona ore treatment which requires finer grinding. Costs applicable to sales per ounce increased due to the decrease in gold production.

Development of the Boddington project was approximately 62% complete at December 31, 2007, with mill start-up still expected in late 2008 or early 2009. The Company completed a definitive estimate to update the Company’s share of Boddington capital costs, which are now expected to be between $1,400 and $1,600, up from $900 to $1,100, including the adverse impact of the strengthening Australian dollar exchange rate. In 2007, the Company commenced a hedging program to reduce the variability of the Australian denominated capital expenditures related to Boddington. As of December 31, 2007, we have hedged 32% of our forecasted Australian denominated capital expenditures in 2008.

Batu Hijau Operations

	Gold Ounces or Copper Pounds Sold			Costs Applicable to Sales(1)			Depreciation, Depletion and Amortization
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Gold	(ounces in thousands)			($ per ounce)			($ per ounce)
Batu Hijau(2)(3)	494	435	720	$243	$209	$152	$50	$46	$47

Copper	(pounds in millions)			($ per pound)			($ per pound)
Batu Hijau(2)(3)	428	435	573	$1.10	$0.71	$0.53	$0.22	$0.15	$0.15

(1)	Excludes depreciation, depletion and amortization, loss on settlement of price-capped forward sales contracts.
(2)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.
(3)	Economic interest decreased to 45% from 52.875% on May 25, 2007.

Consolidated copper sales decreased slightly in 2007 from 2006, due to increased year-end concentrate inventories, partially offset by 7% higher production. Consolidated gold sales increased in 2007 from 2006 due to 22% higher production, partially offset by increased year-end concentrate inventories. Increased mill throughput from an improved grinding circuit control system was offset by extended mill downtime in the fourth quarter of 2007 to repair a damaged mill motor. Copper production increased due to a 9% increase in ore grade, partially offset by slightly lower recoveries. Gold production increased due to a 17% increase in ore grade and a 3% increase in recovery. Concentrate inventories increased due to the timing of shipments. Costs applicable to sales per pound of copper and per ounce of gold increased in 2007, compared to 2006 due to the significant processing of ore from stockpiles and higher proportion of waste tons mined. The ratio of waste tons to ore tons increased from 1.3 in 2006 to 7.3 in 2007. In 2007, most of the mining occurred with Phase 5 waste stripping to prepare this phase for future production, while 2006 mining occurred substantially in Phase 4 ore. Costs applicable to sales also increased due to higher labor and maintenance costs and regional taxes.

The average realized net copper price increased to $2.86 per pound in 2007 from $1.54 per pound in 2006, as the final copper hedge contract deliveries were made in February 2007.

Batu Hijau revised its mine plan in 2006 to address geotechnical instability of the operation’s east pit wall and harder than modeled ore. Production was impacted by lower grades due to the mining sequence, as well as lower mill throughput due to processing harder ore. Copper and gold sales decreased in 2006 from 2005 as a result of 20% lower copper and 34% lower gold ore grades, and 6% lower mill throughput. Total tons mined were 30% higher in 2006 from 2005 primarily due to the addition of new mining equipment, shorter hauling distance and increased shovel productivity. Costs applicable to sales per pound of copper and per ounce of gold increased due to lower production, the expansion of the mining fleet and increased diesel, tire, labor and process maintenance costs, partially offset by an increased allocation of costs to stockpile inventories. Short-term stockpiles were built in 2006 for processing in 2007.

Consolidated sales are expected to decrease in 2008 to approximately 325,000 to 365,000 ounces of gold and approximately 345 to 365 million pounds of copper as a result of mine plan sequencing that will lead to additional Phase 5 waste stripping compared to 2007. Consolidated gold and copper sales are expected to be impacted by lower grades and throughput and lower copper recoveries. Costs applicable to sales are expected to increase in 2008 to approximately $285 to $325 per ounce of gold and approximately $1.30 to $1.40 per pound of copper. Increasing operating costs are expected to result primarily from higher waste removal costs, as well as rising fuel, energy and consumables prices.

We have a 45% ownership interest in the Batu Hijau mine, held through a partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns Batu Hijau. We identified NTP as a Variable Interest Entity as a result of certain capital structures and contracted relationships and have fully consolidated Batu Hijau in the consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafa Indah (“PTPI”), an unrelated Indonesian company. Because PTPI’s interest was a carried interest, and because PTPI had been advanced a loan by NTP, we reported a 52.875% economic interest in Batu Hijau, which reflected our actual economic interest in the mine until such time as the loan was fully repaid (including accrued interest). On May 25, 2007, PTPI fully repaid the loan (including accrued interest) from NTP. As a result of the repayment, our economic interest in Batu Hijau was reduced from 52.875% to 45% and a net charge of $25 (after-tax) was recorded against Minority interest expense in the second quarter of 2007.

Under the Contract of Work, beginning in 2005 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008, 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the ownership interest of the Newmont/Sumitomo partnership in PTNNT, owner of Batu Hijau, could be reduced to 49%.

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore the Newmont/Sumitomo partnership was required to offer a 3% interest for sale in 2006 and an additional 7% interest in 2007. A further 7% interest will be offered for sale in March 2008. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the government of Indonesia in 2006 and an offer for an additional 7% interest was made in 2007. While the central government declined to participate in the offer, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, the Newmont/Sumitomo partnership agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (DEMR) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work and threatening to issue a notice to terminate the Contract of Work if PTNNT does not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008. Newmont and Sumitomo believe there is no basis under the Contract of Work for this notification and no grounds for terminating the Contract of Work, and are currently evaluating possible responses to the February 11, 2008 default notice, including filing for international arbitration as provided for under the Contract of Work. Newmont and Sumitomo are in discussions with officials of the Government of Indonesia to attempt to clarify or resolve this issue.

The Company has been in discussions to renew its forest use permit (called a pinjam pakai) for over two years. This permit is a key requirement to continue to efficiently operate the Batu Hijau mine. The permit renewal has not been received and in the event it is not received by May 2008, it could have an adverse impact on operating and financial results. Representatives of the Indonesian government, including the Ministry of Forestry, have assured us that the permit will be issued in due course.

For more information on the results of the Batu Hijau operations, see Note 30 to the Consolidated Financial Statements.

Ahafo Operations

	Gold Ounces Sold			Costs Applicable to Sales(1)			Depreciation, Depletion and Amortization
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in thousands)			($ per ounce)			($ per ounce)
Year ended December 31,	446	202	—	$396	$297	$—	$96	$94	$—

(1)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.

Gold ounces sold at Ahafo increased in 2007 compared to 2006 as a result of a full year of production in 2007. Costs applicable to sales per ounce increased due to higher mining and milling costs. Mining costs increased primarily due to higher waste stripping in the Apensu pit, higher fuel, pit dewatering and maintenance costs. Milling costs increased due to higher electricity and maintenance costs. Costs applicable to sales in 2006 also benefited from the capitalization of pre-production costs.

During 2007, better than expected ore grades and mill recovery rates were realized, which resulted in higher than expected production at Ahafo. Mill ore grades were higher than expected due to ore control improvement programs implemented during the year. Increased mill recoveries were a result of higher than expected yields from the transitional ore mined at the Apensu deposit.

Consolidated gold sales are expected to increase to approximately 495,000 to 530,000 ounces in 2008 mainly due to the processing of higher grade material. Costs applicable to sales of approximately $485 to $520 per ounce is expected for 2008. The expected increase is mainly due to higher fuel, power, contract services and consumable costs.

During 2007, Newmont and other gold companies with production in Ghana, formed a consortium to import power generation equipment and constructed an 80 mega-watt power plant. The plant was completed during the fourth quarter of 2007 and is being commissioned. As a result of the mining industry’s initiative to install the power plant, the Ghanaian government has agreed, if required to curtail power consumption as a result of power shortages, to distribute power proportionately between participating mines and other industrial and commercial customers.

Other Operations

	Gold Ounces Sold			Costs Applicable to Sales(1)			Depreciation, Depletion and Amortization
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in thousands)			($ per ounce)			($ per ounce)
Kori Kollo(2) (88% owned)	87	129	95	$340	$210	$167	$117	$68	$40
La Herradura (44% owned)	86	79	80	341	248	184	77	114	63
Golden Giant	12	59	162	205	214	296	—	10	67

Total/Weighted-Average	185	267	337	$332	$222	$233	$91	$69	$58

(1)	Excludes depreciation, depletion and amortization and loss on settlement of price-capped forward sales contracts.
(2)	Consolidated gold ounces sold includes minority interests’ share.

Gold ounces sold at Other Operations decreased in 2007 from 2006, primarily due to the completion of operations at Golden Giant and lower production from Kori Kollo. Gold production from Kori Kollo decreased due to the timing of flows from the leach pads. Costs applicable to sales per ounce increased in 2007 from 2006, primarily due to lower production and higher waste removal costs at La Herradura and the completion of operations at Golden Giant.

Gold ounces sold at Other Operations decreased in 2006 from 2005, primarily due to the wind-up of operations at Golden Giant. Mining operations at Golden Giant were completed in December 2005 with remnant mining and milling production continuing into 2006. Costs applicable to sales decreased primarily due to the processing of lower cost remnant production from Golden Giant offset by higher waste removal costs at Kori Kollo and La Herradura. In 2005, $3 mining costs were deferred, reducing Costs applicable to sales by $31 per ounce at La Herradura.

Consolidated gold sales for Other Operations in 2008 are expected to be approximately 200,000 to 220,000 ounces at Costs applicable to sales of approximately $340 to $360 per ounce.

Exploration

Exploration expense was $177, $166 and $143 for 2007, 2006 and 2005, respectively. Exploration expense in 2007 reflects higher funding of exploration and related activities in response to higher gold prices and increased drilling, labor and consumable costs. We anticipate spending between $220 and $230 on exploration activities in 2008, with the increases primarily related to inflation in drilling costs and exploration at our newly acquired Hope Bay property.

During 2007, we added 0.8 million equity gold ounces to proven and probable reserves, with 8.2 million equity gold ounces of depletion and divestitures. Reserve additions from exploration of 3.5 million equity ounces were primarily due to further extension drilling at Boddington, Jundee and Tanami in Australia (2.6 million equity ounces), with the remaining additions from several open pit and underground sites in Nevada as well as La

Herradura in Mexico. Gold reserves were revised down by 3.4 million equity ounces, primarily due to increasing operating and capital costs at Ahafo in Ghana (2.4 million equity ounces), and geotechnical and metallurgical changes, as well as higher operating costs at Nevada (0.8 million equity ounces). The impact of the change in gold price assumption on reserve additions was 0.7 million equity ounces.

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

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, we have operations in Australia, New Zealand, Peru, Indonesia, Ghana, Canada, Bolivia and other foreign locations. Our operations sell their production based on U.S. dollar metal prices.

Fluctuations in local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in local currency at foreign operations. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Approximately 28%, 33% and 37% of our Costs applicable to sales were paid in local currencies in 2007, 2006 and 2005, respectively. Our Costs applicable to sales are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased Costs applicable to sales $51 in 2007 from 2006, primarily in Australia, and decreased Costs applicable to sales $1 in 2006 from 2005 primarily at Indonesia, partially offset by Australia.

In 2007, we implemented derivative programs to hedge up to 75% of our future forecasted Australian dollar denominated operating and capital expenditures to reduce the variability in our Australian dollar denominated expenditures. As of December 31, 2007, we have hedged 23%, 18% and 11% of our forecasted Australian denominated operating costs in 2008, 2009 and 2010, respectively. We have also hedged 32% of our forecasted Australian denominated capital expenditures in 2008.

Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves in the past. However, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves would primarily result in reduced gold or copper sales and increased depreciation, depletion and amortization and, depending on the level of reduction, could also result in impairments of property, plant and mine development, mineral interests and/or goodwill.

Recently Issued Accounting Pronouncements and Developments

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations”, which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for our fiscal year beginning January 1, 2009 and is to be applied prospectively. We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

In September 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. If the proposed FSP were to be adopted, we estimate that approximately $300 of debt discount would be recorded and the effective interest rate on our 2014 and 2017 convertible senior notes (see Note 20 to the Consolidated Financial Statements) would increase by approximately 5 percentage points to 6.25% and 6.625%, respectively, for the non-cash amortization of the debt discount.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classifed nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in our fiscal year beginning January 1, 2008. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for our fiscal year beginning January 1, 2008. We do not expect the adoption of FAS 159 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for our fiscal year beginning January 1, 2008. We do not expect the adoption of FAS 157 to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

Net cash provided from continuing operations was $525, $1,129 and $1,169 for 2007, 2006 and 2005, respectively, and was significantly impacted by the following key factors:

	Years Ended December 31,
	2007	2006	2005
Consolidated gold ounces sold (in thousands)(1)	6,184	7,186	8,237
Average price received per ounce of gold(2)	$697	$594	$437
Costs applicable to sales per ounce of gold sold(3)	$406	$303	$235
Consolidated copper pounds sold (in millions)	428	435	573
Average price received per pound of copper(2)	$2.86	$1.54	$1.17
Costs applicable to sales per pound of copper sold(3)	$1.10	$0.71	$0.53

(1)	Includes incremental start-up ounces of 6, 100 and 22 in 2007, 2006 and 2005, respectively.
(2)	After treatment and refining charges and excluding settlement of price-capped forward sales contracts.
(3)	Excludes depreciation, depletion and amortization, loss on settlement of price-capped forward sales contracts and Midas redevelopment.

Net cash provided from continuing operations decreased 53% compared to 2006. Cash flow provided from operations during 2007 was negatively impacted by the $578 settlement of the price-capped forward sales contracts, $276 settlement of pre-acquisition Australia income taxes of Normandy, $174 related to the final settlement of copper collar contracts, fewer gold ounces and copper pounds sold and higher operating costs, partially offset by higher realized gold and copper prices, as discussed above in Consolidated Financial Results.

We are currently planning to contribute $48 to our retirement benefit programs in 2008 which will negatively impact Net cash provided by operating activities. For additional discussion see Note 21 to the Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities of continuing operations was $2,467, $1,142 and $1,310 in 2007, 2006 and 2005, respectively.

Additions to property, plant and mine development were $1,670, $1,537 and $1,204 for continuing operations in 2007, 2006 and 2005, respectively.

Additions to property, plant and mine development were:

	Years Ended December 31,
	2007	2006	2005
Nevada, USA	$588	$705	$479
Yanacocha, Peru	253	269	225
Australia/New Zealand:
Jundee, Australia	41	23	25
Tanami, Australia	41	31	19
Kalgoorlie, Australia	5	14	12
Waihi, New Zealand	39	28	11
Boddington, Australia	466	93	5
Other, Australia	5	3	14

	597	192	86

Batu Hijau, Indonesia	74	106	65
Ghana, West Africa:
Ahafo, Ghana	114	177	258
Akyem, Ghana	20	57	18

	134	234	276

Other Operations:
Kori Kollo, Bolivia	3	1	22
La Herradura, Mexico	10	10	2

	13	11	24

Corporate and Other	11	20	49

	$1,670	$1,537	$1,204

Capital expenditures in Nevada during 2007 included $280 for the power plant and $160 for mine equipment replacement. Yanacocha capital expenditures included $139 for construction of the gold mill, $39 for leach pad expansions and $12 for the Conga project. Capital expenditures in Australia/New Zealand included $466 for construction of the Boddington project, $63 for underground mine development and $27 for tailings dams construction. Batu Hijau’s capital expenditures included $38 for mine equipment purchases and $17 for mine dewatering. Capital expenditures at Ahafo included $14 for power generation facilities, $21 for a cyanide recovery circuit, $28 for mine equipment purchases and $12 for infrastructure and land.

Capital expenditures in Nevada during 2006 included $239 for the power plant, $160 for surface mining equipment, $104 for the development of the Leeville underground mine, $87 for the development of the Phoenix project, and $54 for tailings dams and leach pads. Yanacocha capital expenditures included $113 for development and leach pad expansions, $44 for the gold mill project, $43 for mine maintenance and services, and $11 for the Conga project. Australian capital expenditures included $93 for Boddington development and $71 for mine development. Expenditures at Batu Hijau included $67 for the purchase of additional mining equipment and $20 for process improvements and replacement of the tailings line. Capital expenditures at Ahafo included $117 for project completion and $24 for mining equipment. Akyem expenditures were primarily for the engineering and procurement expenditures for process facilities and other pre-construction activities. Corporate expenditures primarily included information technology systems.

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

During 2007, 2006 and 2005, $19, $21 and $25 of drilling and related costs were capitalized and included in mine development costs, respectively. These capitalized costs included $11 at Australia, $4 at Nevada, $2 at La Herradura, and $1 at Ahafo and Yanacocha for 2007; $10 at Australia, $7 at Nevada, $3 at Ghana, and $1 at Yanacocha and Batu in 2006; and $11 at Nevada, $5 at Australia, $4 at Yanacocha and Ghana, and $1 at Batu in 2005.

During 2007, 2006 and 2005, $16, $48 and $4 of pre-stripping costs were capitalized and included in mine development costs, respectively. Pre-stripping costs included the Bob Star mine in Nevada in 2007; the Phoenix mine in Nevada, the Chaquicocha mine at Yanacocha, and the Subika and Apensu mines at Ahafo in 2006; and the Phoenix mine and Chaquicocha mine in 2005.

We anticipate capital expenditures of approximately $1,800 to $2,000 in 2008, with approximately 50% in Australia/New Zealand, 25% in Nevada and the remaining 25% invested at other locations. Approximately $900 to $1,000 of the 2008 capital budget is allocated to sustaining investments, with the remaining $900 to $1,000 allocated to project development initiatives, including completion of the Boddington project in Australia, the power plant in Nevada and the Yanacocha gold mill in Peru;

Investments in marketable debt and equity securities, net. We had net proceeds of $2 and $774 in 2007 and 2006, respectively, and net investments of $1 in 2005, from auction rate marketable debt securities. We generally account for these investments as short-term available-for-sale marketable debt securities. The auction rate marketable debt securities in which the Company has invested has not traded in an active market since mid-August 2007 and there are currently no market quotations available. The underlying assets for these investments continue to be rated AAA by Standard and Poor’s. As of December 31, 2007, the Company reclassified approximately $7 of such securities (with accumulated unrealized losses of approximately $2 based on indicative bids) to long-term marketable debt securities as a result of current auction market conditions and the Company’s expectation of holding such investments for a period longer than one year.

In connection with our acquisition of Miramar Mining Corporation, the Company acquired Canadian third party asset-backed commercial paper (“ABCP”) with an estimated value of $31 as of December 31, 2007. The ABCP the Company acquired, which has been classified as long-term marketable debt securities, has not traded in an active market since mid-August 2007 and there are currently no market quotations available. The ABCP continues to be rated R1 (High, Under Review with Developing Implications) by Dominion Bond Rating Service. The valuation technique used by the Company to estimate the fair value of its investment in ABCP incorporated probability weighted discounted cash flows considering the best available public information regarding market conditions and resulted in a discount of approximately 20% from the instruments face value.

During 2007, the Company purchased marketable equity securities of Gabriel Resources for $27 and other marketable equity securities for $9. During 2006, the Company purchased marketable equity securities of Gabriel Resources for $17 and Queenstake Resources for $10. Newmont also reinvested dividends from Canadian Oil Sands Trust for $26. During 2005, the Company purchased marketable equity securities of Shore Gold, Gabriel Resources, Miramar and Miramar warrants for approximately $87, $31, $27 and $10, respectively.

Acquisitions. As of December 2007, we had acquired approximately 155 million common shares of Miramar Mining Corporation (“Miramar”) for total consideration of $991 less cash received from the acquisition of $38 for a net payment of $953. These shares combined with Newmont’s 18.5 million common shares previously owned represents approximately 78% of the outstanding shares of Miramar. Miramar owns the Hope Bay Project, a large undeveloped gold project in Nunavut, Canada. In January 2008, we acquired approximately 40 million additional common shares of Miramar, bringing our interest in Miramar to 96%.

In September 2006, we acquired a 40% interest in Shore Gold Inc.’s Fort a la Corne diamond Joint Venture in Saskatchewan, Canada for $152.

In March 2006, we acquired Newcrest Mining Limited’s 22.22% interest in the Boddington project, bringing our interest in the project to 66.67%, for total consideration of $173. Development of the Boddington project in Western Australia with AngloGold Ashanti Limited was also announced in the first quarter 2006. Construction of the Boddington project is expected to cost Newmont approximately $1,400 to $1,600, with initial production expected in late 2008 or early 2009. The project has a current estimated mine life of more than 20 years, with our share of annual production expected to be approximately 685,000 ounces for the first five years and average approximately 500,000 ounces over the remaining life of the project.

In January 2006, we acquired the remaining 15% interest in the Akyem project in Ghana, bringing our interest to 100%. In September 2006, we deferred further development of the Akyem project pending completion of permitting, resolution of country-wide power shortages and further engineering optimization. In 2007, we continued development studies on Akyem, and a development decision is expected in 2008.

Financing Activities

Net cash provided from (used in) financing activities of continuing operations was $465 in 2007, compared to $(333) and $39 in 2006 and 2005, respectively.

Proceeds from debt, net. During July 2007, we completed a private offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.625% per annum. The notes will be convertible, at the holder’s option, equivalent to a conversion price of $46.21 per share of common stock. Upon conversion, the principle amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. We do not have an option to redeem the notes prior to their applicable stated maturity date. The net proceeds from the offering, after expenses, were approximately $1,126.

In connection with the convertible senior notes offering, we entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). These transactions included the purchase of call options and the sale of warrants. The purchased call options cover, in the aggregate and subject to customary anti-dilution adjustments, 24,887,956 shares of the Company’s common stock, par value $1.60 per share. We sold warrants to purchase, in the aggregate and subject to customary anti-dilution adjustments, 24,887,956 shares of common stock at a price of $60.27 per share. In most cases, the warrants may not be exercised prior to the maturity of the notes. As a result of the call option and warrant transactions, the conversion price of $46.21 was effectively increased to $60.27. The aggregate cost to the Company of the purchased call options was $366, partially offset by $248 that we received from the sale of the warrants.

During 2007, we borrowed and repaid $1,877 on our revolving credit facility and borrowed $7 at Kori Kollo.

In July 2006, Yanacocha issued $100 of bonds in the Peruvian capital markets under a $200 bond program approved by the Peruvian securities regulatory authority. The bonds are comprised of $42 of floating interest rate bonds bearing interest at a rate of LIBOR plus 1.4375%; and $58 of fixed rate bonds bearing interest at 7.0%. The bonds have a four year grace repayment period and amortize quarterly over six years. The bonds are uncollateralized and are non-recourse to Newmont. Funds generated from the bond issuance were used by Yanacocha primarily for capital expenditures.

In May 2006, Yanacocha entered into an uncollateralized $100 bank financing with a syndicate of Peruvian commercial banks. Quarterly repayments began May 2007 with final maturity May 2014. Borrowings under the facility bear interest at a rate of LIBOR plus 1.875%. The loan is non-recourse to Newmont.

Proceeds received during 2005 were primarily from the issuance of 30-year 5 7/8% notes for net proceeds of $582 during March 2005. The proceeds were used to fund capital investments, including a 200 megawatt power plant in Nevada, and for general corporate purposes.

Repayment of debt. During 2007, we made debt repayments of $2,036 (including $1,877 on the revolving credit facility, $21 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, $11 on the Yanacocha credit facility, $4 on Australia capital leases, and $123 related to Batu Hijau).

Scheduled minimum debt repayments are $255 in 2008, $138 in 2009, $143 in 2010, $322 in 2011, $135 in 2012 and $1,945 thereafter. We expect to be able to fund maturities of our debt from Net cash provided by operating activities and existing cash balances.

Dividends paid to minority interests. We also paid dividends of $270, $264 and $186 to minority interests during 2007, 2006 and 2005, respectively.

Dividends paid to common stockholders. We paid annual dividends of $0.40 per common share during 2007, 2006 and 2005. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, paid annual dividends of CDN$0.43, CDN$0.46 and CDN$0.49 during 2007, 2006 and 2005, respectively. On February 20, 2008, we declared a regular quarterly dividend of $0.10 per share, payable March 28, 2008 to holders of record at the close of business on March 7, 2008. The total paid to common stockholders was $181, $180 and $179 for 2007, 2006 and 2005, respectively.

Proceeds from stock issuance. We received proceeds of $51, $78 and $43 during 2007, 2006 and 2005, respectively, from the issuance of common stock related to the exercise of stock options.

Early extinguishment of prepaid forward sales obligation. In September 2006, we settled our remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract for which we were required to deliver 17,951 ounces of gold in December 2006 and 179,062 ounces of gold in June 2007. This settlement resulted in cash payments of approximately $96 and a $48 reduction to the current portion of long-term debt.

Discontinued Operations

Net operating cash provided from discontinued operations was $138 in 2007, compared to $96 and $74 in 2006 and 2005, respectively, as follows:

	Years Ended December 31,
	2007	2006	2005
Royalty portfolio	$90	$74	$48
Pajingo	48	34	26
Zarafshan	—	10	10
Holloway	—	(22)	(14)
Golden Grove	—	—	4

	$138	$96	$74

Net cash provided from investing activities of discontinued operations was $1,318, $285 and $178 in 2007, 2006 and 2005, respectively.

Cash provided from investing activities of discontinued operations in 2007 included $1,187 from the sale of the royalty portfolio, $10 from the sale of the Pajingo operation, $77 net proceeds on the settlement of the Zarafshan-Newmont Joint Venture dispute, and $90 from the sale of marketable equity securities and cost investments offset by $4 investments in marketable equity securities and cost investments and additions to property, plant and mine development of $6.

Cash provided from investing activities of discontinued operations in 2006 included $271 proceeds from the sale of the Alberta Oil Sands project, $42 on the sale of the Martabe project, $40 on the sale of the Holloway operation, $9 from the sale of the 49% interest in Regis Resources NL and $8 proceeds from the sale of marketable equity securities offset by $12 investments in marketable securities and cost investments and additions to property, plant and mine development of $20.

Cash provided from investing activities of discontinued operations in 2005 included $147 from the sale of Golden Grove, $31 from the sale of the Mezcala gold deposit and $213 from the sale of marketable equity securities offset by $11 investments in marketable securities and cost investments and additions to property, plant and mine development of $47.

Net cash used in financing activities of discontinued operations was $nil, $7 and $1 in 2007, 2006 and 2005, respectively, all from the repayment of debt at Zarafshan.

Corporate Revolving Credit Facilities

The Company has an uncollateralized $2,000 revolving credit facility with a syndicate of commercial banks, which matures in April 2012. The facility contains a letter of credit sub-facility. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at an annual interest rate of LIBOR plus a margin of 0.28% or the lead bank’s prime interest rate. Facility fees accrue at an annual rate of 0.07% of the aggregate commitments. The Company also pays a utilization fee of 0.05% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. As of December 31, 2007 and 2006, the facility fees were 0.07% and 0.09% of the commitment, respectively. There was $440 and $321 outstanding under the letter of credit sub-facility as of December 31, 2007 and 2006, respectively. As of December 31, 2007 we had $2,000 of the credit facility borrowings available.

Debt Covenants

The 5 7/8% notes, Newmont Australia 7 5/8% notes, 8 5/8% debentures, and sale-leaseback of the refractory ore treatment plant debt facilities contain various common public debt covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

In addition to the covenants noted above, the corporate revolving credit facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash, cash equivalents and auction rate securities) to total capitalization ratio of less than or equal to 62.5%. Furthermore, the corporate revolving credit facility contains covenants limiting the sale of all or substantially all of our assets, certain change of control provisions and a negative pledge on certain assets.

Certain of our project debt facilities contain debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, restricted payments to partners, change of control provisions and limitations of additional permitted debt.

As of December 31, 2007, the Company and its related entities were in compliance with all debt covenants and default provisions.

Shelf Registration Statement

In October 2007, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 which enables the Company to issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

Contractual Obligations

Our contractual obligations as of December 31, 2007 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt(1)	$3,859	$324	$732	$242	$2,561
Capital lease obligations(1)	332	47	133	107	45
Remediation and reclamation obligations(2)	1,110	79	191	81	759
Employee-related benefits(3)	213	61	94	37	21
FIN 48 liability and interest(4)	171	—	—	—	171
Operating leases	31	5	14	4	8
Minimum royalty payments	135	11	52	28	44
Purchase obligations(5)	271	199	40	13	19
Other(6)	429	138	240	46	5

	$6,551	$864	$1,496	$558	$3,633

(1)	Amounts represent principal ($2,938) and estimated interest payments ($1,252) assuming no early extinguishment.
(2)

Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities, see Note 24 to the Consolidated Financial Statements.

(3)

Contractual obligations for Employee-related benefits include severance, workers’ participation, pension funding and other benefit plans. Pension plan funding beyond 2012 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(4)

As of December 31, 2007, the Company’s FIN 48 liability and FIN 48 net interest payable were $134 and $37, respectively. We are unable to reasonably estimate the timing of FIN 48 liability and interest payments beyond 2008 due to uncertainties in the timing of the effective settlement of tax positions.

(5)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(6)

Other contractual obligations that are not reflected in our Consolidated Financial Statements include labor and service contracts. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 14 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases as disclosed in the above table and $662 of outstanding letters of credit, surety bonds and bank guarantees (see Note 20 to the Consolidated Financial Statements). There is also an undrawn contingent sponsor support line of credit to Batu Hijau of $65, of which Newmont’s pro rata share is $37.

Batu Hijau has sales agreements to sell copper concentrates as follows (in thousands of tons) 679 in 2008; 697 in 2009; 834 in 2010, 730 in 2011, 725 in 2012 and 659 thereafter. For information regarding these copper sales agreements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk-Hedging, Provisional Copper and Gold Sales, below.

Future Cash Flows

We anticipate that significant capital expenditures in 2008 through 2009 (see Investing Activities, above), funding of exploration and advanced projects, debt repayments and dividends to both common shareholders and minority interests could lead to Net cash used in investing activities and Net cash used in financing activities exceeding Net cash provided by operating activities. We believe that financing required to execute all of these investments will be available over the time period required from Net cash provided by operating activities, cash, marketable equity securities or other sources of funds, including our revolving credit facility, project financing and financing alternatives available in the broader capital markets. For information on the Company’s long-term debt, capital lease obligations and operating leases, see Note 20 to the Consolidated Financial Statements.

Cash flows are expected to be impacted by variations in the realized spot price of gold and copper. For information on the sensitivity of Newmont’s Net cash provided by operating activities to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Cash flows are also expected to be impacted by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian and Canadian dollars. Accordingly, in 2007, Newmont has entered into derivative instruments to reduce the volatility of Costs applicable to sales in Australia/New Zealand. For information concerning the sensitivity of the Company’s Costs applicable to sales to changes in foreign currency exchange rates, see Results of Consolidated Operations, Foreign Currency Exchange Rates, above. For information on the sensitivity of Newmont’s Net cash provided from operating activities to foreign currency exchange rates, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Based on our production profile as of December 31, 2007, we expect that consolidated gold ounces sold will be between 5.9 and 6.4 million ounces in 2008. We do not anticipate that reasonably expected variations in gold or copper sales alone will influence our ability to pay our debt and other obligations in 2008.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. As of December 31, 2007 and 2006, $569 and $513, respectively, were accrued for reclamation costs relating to currently producing mineral properties, of which $57 is classified as current liabilities expected to be spent in 2008.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $125 and $85 were accrued for such obligations as of December 31, 2007 and 2006, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 61% greater or 18% lower than the amount accrued as of December 31, 2007. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense, net in the period estimates are revised.

We spent $13, $12 and $14 in 2007, 2006 and 2005, respectively, for environmental obligations related to former, primarily historic, mining activities, and have classified $14 as a current liability expected to be spent in 2008. Expenditures for 2007, 2006 and 2005 related primarily to legacy Normandy properties in Australia, the McCoy/Cove property in Nevada and the Dawn mill site near Ford, Washington.

Included in capital expenditures were $90, $124 and $35 in 2007, 2006 and 2005, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of Costs applicable to sales.

Included in Other long-term assets is $28 of restricted cash that is legally restricted for purposes of settling asset retirement obligations related to Hope Bay and former Miramar operations.

For more information on the Company’s reclamation and remediation liabilities, see Note 24 to the Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions except per share, per ounce and per pound amounts)

Metal Price

Changes in the market price of gold and copper significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the relative strength of the U.S. dollar and global mine production levels. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to its operations in the United States, we have assets or operations in Australia, Peru, Indonesia, Canada, Bolivia, New Zealand, Ghana and Mexico. Our non-U.S. operations sell their metal production based on a U.S. dollar gold price. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales per ounce to the extent costs are paid in local currency at foreign operations. The Australian dollar/U.S. dollar exchange rate has had the greatest impact on our Costs applicable to sales, as measured in U.S. dollars. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian gold operations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars for such locations. No assurance can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future, or that short-term changes in the Australian dollar/U.S. dollar exchange rate will not have an impact on our profitability and cash flow. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves in the past. However, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Item 7, Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition-Results of Consolidated Operations-Foreign Currency Exchange Rates, above.

Hedging

We generally avoid gold hedging. Our philosophy is to provide shareholders with leverage to changes in the gold price by selling our gold production at market prices. We have, however, entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with commodities, interest rates and foreign currencies.

By using derivatives, we are affected by credit risk, market risk and market liquidity risk. Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. We mitigate credit risk by entering into derivatives with high credit quality counterparties, limiting the amount of exposure to each counterparty, and monitoring the financial condition of the counterparties. Market risk is the risk that the fair value of a derivative might be adversely affected by a change in underlying commodity prices, interest rates, or currency exchange rates, and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this risk by establishing trading agreements with counterparties under which we are not required to post any collateral or make any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. Market liquidity risk is the risk that a derivative cannot be eliminated quickly, by either liquidating it or by establishing an offsetting position. Under the terms of our trading agreements, counterparties cannot require us to immediately settle outstanding derivatives, except upon the occurrence of customary events of default such as covenant breeches, including financial covenants, insolvency or bankruptcy. We generally mitigate market liquidity risk by spreading out the maturity of our derivatives over time.

During 2007, 2006, and 2005, we entered into IDR/$ forward purchase contracts to hedge a portion of our IDR/$ operating expenditure exposure. In 2007, we entered into two programs in Australia/New Zealand to hedge a portion of our A$ operating expenditure exposure and our A$ capital expenditure exposure related to the construction of the Boddington project. All of the currency contracts have been designated as cash flow hedges of future expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. During 2005 and 2006, we entered into copper option collar contracts to hedge the copper price realized during those periods. Final delivery under the copper collar contracts occurred in February 2007. As of December 31, 2006, approximately 13 million pounds of copper were hedged by the copper collar contracts, which had been designated as cash flow hedges of forecasted copper sales, and as such, changes in the fair value related to the effective portion of the hedges were recorded in Accumulated other comprehensive income. As of December 31, 2006, approximately 89 million pounds of copper option collar contracts were accounted for on a mark-to-market basis currently through earnings.

For 2007, 2006 and 2005, net gains (losses) of $4, ($60) and $2, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $8. The maximum period over which hedged forecasted transactions are expected to occur is 4 years.

Foreign Currency Contracts

We had the following foreign currency derivative contracts outstanding as of December 31, 2007:

	Expected Maturity Date				Fair Value At December 31,
	2008	2009	2010	Total/ Average	2007		2006
IDR Forward Purchase Contracts:
$ (millions)	$97	$—	$—	$97	$(1	)(1)	$4	(1)
Average rate (IDR/$)	9,422	—	—	9,422
A$ Operating Forward Purchase Contracts:
$ (millions)	$118	$105	$75	$298	$—	(2)	$—
Average rate ($/A$)	0.8558	0.8323	0.8123	0.8362
A$ Capital Forward Purchase Contracts:
$ (millions)	$205	$—	$—	$205	$(1	)(3)	$—
Average rate ($/A$)	0.8676	—	—	0.8676
A$ Capital Call Option Contracts:
$ (millions)	$75	$—	$—	$75	$1	(3)	$—
Average rate ($/A$)	0.8876	—	—	0.8876

(1)	The fair value of the IDR operating forward purchase contracts includes $(1) in Derivative instruments as of December 31, 2007 and $4 in Other current assets as of December 31, 2006.
(2)

The fair value of the A$ operating forward purchase contracts includes $2 in Other current assets, $2 in Other Long-term assets, $(1) in Derivative instruments, and $(3) in Other long-term liabilities as of December 31, 2007.

(3)

The fair value of the capital hedge program related to the construction of the Boddington project includes $1 in Other current assets for A$ bought call option contracts and $(1) in Derivative instruments for A$ forward purchase contracts as of December 31, 2007.

We had copper collar contracts with a fair value of $(173) and gold put option contracts of $(1) outstanding at December 31, 2006 included in Derivative instruments. Final delivery under the copper collar contracts occurred in February 2007.

Interest Rate Swap Contracts

At December 31, 2007, we had $100 fixed to floating swap contracts designated as a hedge against a portion of its $275 8 5/8% debentures expiring in 2011. In 2001, Newmont entered into contracts to hedge a portion of the interest rate risk exposure on a portion of its $275 8 5/8% debentures expiring in 2011 and its $200 8 3/8% debentures which expired in 2005. Under the $275 8 5/8% debentures hedge contract terms, we receive fixed-rate interest payments at 8.625% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. Prior to expiration of the $200 8 3/8% debentures and associated hedge contracts, Newmont received fixed-rate interest payments of 8.375% and paid floating-rate interest amounts based on periodic LIBOR settings, plus a spread, ranging from 3.41% to 4.25%. These transactions resulted in a reduction in interest expense of $nil, $nil and $3 for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of the interest rate swaps was $4 and $1 at December 31, 2007 and 2006, respectively.

Provisional Copper and Gold Sales

Our sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. As of December 31, 2007 and 2006, respectively, we had embedded copper derivatives on 113 million pounds and 186 million pounds, recorded at an average price of $3.02 and $2.87 per pound, respectively. As of December 31, 2007 and 2006, respectively, we had embedded gold derivatives on 8,000 ounces and 69,000 ounces, recorded at an average price of $827.70 and $637.96 per ounce, respectively.

For 2007, 2006 and 2005, Batu Hijau recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments as of December 31, 2007, 2006 and 2005, as follows:

	At December 31,
	2007	2006	2005
Gross revenue subject to final price adjustments
Copper	$340	$535	$447
Gold	$7	$44	$19

The average final price adjustments realized were as follows:

	Years Ended December 31,
	2007	2006	2005
Average final price adjustments
Copper	1%	31%	12%
Gold	5%	3%	1%

Price-capped Forward Sales Contracts

In June 2007, the Company paid $578 to settle all of the 1.85 million ounce price-capped forward sales contracts which were accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.” The Company reported a $531 pre-tax loss on the early settlement of the contracts, after a $47 reversal of previously recognized deferred revenue in 2007. See Note 3 for additional details.

Copper Collar Contracts

During 2005 and 2006, Newmont entered into copper option collar contracts to hedge the copper price realized during those periods. Final delivery under the copper collar contracts occurred in February 2007. As of December 31, 2006, approximately 13 million pounds of copper were hedged by the copper option collar contracts, which had been designated as cash flow hedges of forecasted copper sales. As such, changes in the fair value related to the effective portion of the hedges were recorded in Accumulated other comprehensive income. As of December 31, 2006, approximately 89 million pounds of copper option collar contracts were accounted for on a mark-to-market basis through earnings, and the fair value of the copper collar contracts at December 31, 2006 was $(173).

Fixed and Variable Rate Debt

We have both fixed and variable rate debt. 86% and 74% of debt was fixed and 14% and 26% was variable as of December 31, 2007 and 2006, respectively. We have managed some of our fixed rate debt exposure by entering into interest rate swaps (see Interest Rate Swap Contracts above). Our fixed rate debt exposure as of December 31, 2007 and 2006 is summarized as follows:

	2007		2006
Carrying value of fixed rate debt(1)		$1,965		$934
Fair value of fixed rate debt(1)		$2,206		$919
Pro forma fair value sensitivity of fixed rate debt of a +/–10 basis point interest rate change(2)	$	+/–10.8	$	+/–8.2

(1)

Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant, PTNNT project financing facility, PTNNT partner loan, Yanacocha project financing and certain capital leases. The estimated fair value quoted above may or may not reflect the actual trading value of these instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective. Excluded from this assessment was Miramar Mining Corporation which was acquired by the Company in December 2007. Registrants are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for internal controls. The total assets and revenues of the Miramar business represent 10% and 0% of the Company’s consolidated total assets and revenues, respectively, for the year ended December 31, 2007.

The effectiveness of the Company’s assessment of internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of (loss) income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective January 1, 2007 and changed its methods of accounting for share-based payments, stripping costs incurred during the production phase and defined benefit pension and other post retirement plans all effective January 1, 2006.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Miramar Mining Corporation from its assessment of internal control over financial reporting as of December 31, 2007, because it was acquired in a purchase business combination during December 2007. We have also excluded Miramar Mining Corporation from our audit of Internal Control Over Financial Reporting. Miramar Mining Corporation’s total assets and total revenues represent 10% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 20, 2008

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED (LOSS) INCOME

	Years Ended December 31,
	2007	2006	2005
	(in millions, except per share)
Revenues
Sales - gold, net	$4,305	$4,211	$3,593
Sales - copper, net	1,221	671	672

	5,526	4,882	4,265
Costs and expenses
Costs applicable to sales (exclusive of loss on settlement of price-capped forward sales contracts, Midas redevelopment and depreciation, depletion and amortization shown separately below)
Gold	2,507	2,146	1,932
Copper	471	308	303
Loss on settlement of price-capped forward sales contracts (Note 3)	531	—	—
Midas redevelopment (Note 4)	11	—	—
Depreciation, depletion and amortization	695	589	589
Exploration	177	166	143
Advanced projects, research and development	62	81	55
General and administrative	143	136	120
Write-down of goodwill (Note 19)	1,122	—	41
Write-down of investments (Note 5)	46	—	—
Write-down of long-lived and other assets (Note 5)	4	3	41
Other expense, net (Note 6)	148	159	126

	5,917	3,588	3,350
Other income (expense)
Other income, net (Note 7)	144	53	106
Interest expense, net of capitalized interest of $50, $57 and $39, respectively	(105)	(97)	(97)

	39	(44)	9
(Loss) income from continuing operations before income tax, minority interest and equity income of affiliates	(352)	1,250	924
Income tax expense (Note 8)	(200)	(326)	(270)
Minority interest in income of consolidated subsidiaries (Note 9)	(410)	(363)	(380)
Equity (loss) income of affiliates (Note 10)	(1)	2	4

(Loss) income from continuing operations	(963)	563	278
(Loss) income from discontinued operations (Note 11)	(923)	228	44

Net (loss) income	$(1,886)	$791	$322

(Loss) income from continuing operations per common share, basic	$(2.13)	$1.25	$0.62
(Loss) income from discontinued operations per common share, basic	(2.04)	0.51	0.10

Net (loss) income per common share, basic (Note 12)	$(4.17)	$1.76	$0.72

(Loss) income from continuing operations per common share, diluted	$(2.13)	$1.25	$0.62
(Loss) income from discontinued operations per common share, diluted	(2.04)	0.50	0.10

Net (loss) income per common share, diluted (Note 12)	$(4.17)	$1.75	$0.72

Basic weighted-average common shares outstanding	452	450	446

Diluted weighted-average common shares outstanding	452	452	449

Cash dividends declared per common share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2007	2006
	(in millions)
ASSETS
Cash and cash equivalents	$1,231	$1,166
Marketable securities and other short-term investments (Note 15)	61	109
Trade receivables	177	142
Accounts receivable	168	206
Inventories (Note 16)	463	376
Stockpiles and ore on leach pads (Note 17)	373	377
Deferred income tax assets (Note 8)	112	156
Other current assets	87	93

Current assets	2,672	2,625
Property, plant and mine development, net (Note 18)	9,140	6,544
Investments (Note 15)	1,527	1,319
Long-term stockpiles and ore on leach pads (Note 17)	788	812
Deferred income tax assets (Note 8)	1,027	793
Other long-term assets	234	178
Goodwill (Note 19)	186	1,338
Assets of operations held for sale (Note 11)	24	1,992

Total assets	$15,598	$15,601

LIABILITIES
Current portion of long-term debt (Note 20)	$255	$159
Accounts payable	339	340
Employee-related benefits (Note 21)	153	182
Derivative instruments (Note 14)	3	174
Income and mining taxes (Note 8)	88	337
Other current liabilities (Note 23)	662	515

Current liabilities	1,500	1,707
Long-term debt (Note 20)	2,683	1,752
Reclamation and remediation liabilities (Note 24)	623	521
Deferred income tax liabilities (Note 8)	1,025	626
Employee-related benefits (Note 21)	226	309
Other long-term liabilities (Note 23)	150	135
Liabilities of operations held for sale (Note 11)	394	116

Total liabilities	6,601	5,166

Commitments and contingencies (Note 32)
Minority interest in subsidiaries	1,449	1,098

STOCKHOLDERS’ EQUITY
Common stock - $1.60 par value;
Authorized - 750 million shares
Issued and outstanding -
Common: 435 million and 423 million shares issued, less 304,000 and 246,000 treasury shares, respectively	696	677
Exchangeable: 56 million shares issued, less 38 million and 29 million redeemed shares, respectively
Additional paid-in capital	6,696	6,703
Accumulated other comprehensive income (Note 25)	957	673
Retained (deficit) earnings	(801)	1,284

Total stockholders’ equity	7,548	9,337

Total liabilities and stockholders’ equity	$15,598	$15,601

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Other Comprehensive Income	Total Stockholders’ Equity
	(in millions)
Balance at December 31, 2004	446	$656	$6,524	$611	$147	$7,938
Net income	—	—	—	322	—	322
Other comprehensive income	—	—	—	—	231	231
Common stock dividends	—	—	—	(179)	—	(179)
Stock based compensation	2	3	61	—	—	64
Shares issued in exchange for exchangeable shares	—	7	(7)	—	—	—

Balance at December 31, 2005	448	$666	$6,578	$754	$378	$8,376
Net income	—	—	—	791	—	791
Other comprehensive income	—	—	—	—	322	322
Common stock dividends	—	—	—	(180)	—	(180)
Adoption of EITF 04-06 (Note 2)	—	—	—	(81)	—	(81)
Adoption of FAS 158 (Note 2)	—	—	—	—	(27)	(27)
Stock based compensation and related share issuances	3	5	131	—	—	136
Shares issued in exchange for exchangeable shares	—	6	(6)	—	—	—

Balance at December 31, 2006	451	$677	$6,703	$1,284	$673	$9,337
Net loss	—	—	—	(1,886)	—	(1,886)
Other comprehensive income	—	—	—	—	284	284
Common stock dividends	—	—	(90)	(91)	—	(181)
Adoption of FIN 48	—	—	—	(108)	—	(108)
Stock based compensation and related share issuances	2	4	88	—	—	92
Shares issued in exchange for exchangeable shares (Note 20)	—	15	(15)	—	—	—
Warrants issued (Note 20)	—	—	248	—	—	248
Call options purchased (net of $128 deferred tax assets)	—	—	(238)	—	—	(238)

Balance at December 31, 2007	453	$696	$6,696	$(801)	$957	$7,548

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Net (loss) income	$(1,886)	$791	$322
Other comprehensive income (loss):
Unrealized gains on marketable equity securities, net of $19, $49 and $61 tax expense, respectively	113	272	282
Foreign currency translation adjustments	138	(14)	26
Change in pension liability, net of $18 and $10 tax expense and $10 tax benefit, respectively
Net change from periodic valuations	18	12	(22)
Net amount reclassified to income	15	5	4

Net unrecognized loss on pension liability	33	17	(18)

Change in fair value of cash flow hedge instruments, net of tax and minority interests of $1, $26 and $(30), respectively
Net change from periodic revaluations	2	(177)	(139)
Net amount reclassified to income	(2)	224	80

Net unrecognized gain (loss) on derivatives	—	47	(59)

Other comprehensive income	284	322	231

Comprehensive income	$(1,602)	$1,113	$553

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Operating activities:
Net (loss) income	$(1,886)	$791	$322
Adjustments to reconcile net income to net cash from continuing operations:
Write-down of goodwill	1,122	—	41
Loss (income) from discontinued operations	923	(228)	(44)
Depreciation, depletion and amortization	695	589	589
Minority interest expense	410	363	380
Deferred income taxes	(152)	(127)	(40)
Write-down of investments	46	—	—
Stock-based compensation expense	46	50	27
Accretion of accumulated reclamation obligations	37	30	27
Hedge (gain) loss, net	(9)	(46)	99
Amortization of deferred stripping costs, net	—	—	(56)
Revenue from prepaid forward sales obligation	—	(48)	(48)
Other operating adjustments and write-downs	48	102	95
Net change in operating assets and liabilities (Note 27)	(755)	(347)	(223)

Net cash provided from continuing operations	525	1,129	1,169
Net cash provided from discontinued operations (Note 11)	138	96	74

Net cash from operations	663	1,225	1,243

Investing activities:
Additions to property, plant and mine development	(1,670)	(1,537)	(1,204)
Proceeds from sale of marketable debt securities	224	2,216	3,145
Investments in marketable debt and equity securities	(258)	(1,493)	(3,291)
Acquisitions (Note 13)	(953)	(348)	—
Cash received on repayment of Batu Hijau carried interest (Note 9)	161	—	—
Other	29	20	40

Net cash used in investing activities of continuing operations	(2,467)	(1,142)	(1,310)
Net cash provided from investing activities of discontinued operations (Note 11)	1,354	338	333

Net cash used in investing activities	(1,113)	(804)	(977)

Financing activities:
Proceeds from debt, net	3,008	198	583
Repayment of debt	(2,036)	(111)	(217)
Dividends paid to minority interests	(270)	(264)	(186)
Dividends paid to common stockholders	(181)	(180)	(179)
Proceeds from stock issuance	51	78	43
Purchase of Company share call options (Note 20)	(366)	—	—
Issuance of Company share warrants (Note 20)	248	—	—
Early extinguishment of prepaid forward sales obligation	—	(48)	—
Change in restricted cash and other	11	(6)	(5)

Net cash provided from (used in) financing activities of continuing operations	465	(333)	39
Net cash used in financing activities of discontinued operations (Note 11)	—	(7)	(1)

Net cash provided from (used in) financing activities	465	(340)	38

Effect of exchange rate changes on cash	50	3	(3)

Net change in cash and cash equivalents	65	84	301
Cash and cash equivalents at beginning of period	1,166	1,082	781

Cash and cash equivalents at end of period	$1,231	$1,166	$1,082

See Note 28 for supplemental cash flow information.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Newmont Mining Corporation and more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. The Company also includes its pro-rata share of assets, liabilities and operations for unincorporated joint ventures in which it has an interest. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. The functional currency of the Canadian operations is the Canadian dollar.

The Company follows FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as Variable Interest Entities (“VIEs”). Newmont identified the Nusa Tenggara Partnership (“NTP”) which consolidates P.T. Newmont Nusa Tenggara (“PTNNT” or “Batu Hijau”), as a VIE as a result of certain capital structures and contractual relationships. The Company has fully consolidated Batu Hijau in its Consolidated Financial Statements.

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

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company accounts for its equity security investments as available for sale securities in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary in accordance with FSP FAS 115 No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Company’s policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings. Additional information concerning the Company’s equity method and security investments is included in Note 15.

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

Property, Plant and Mine Development

Facilities and equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

Mine Development

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as Exploration or Advanced projects, research and development expense. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting non-reserve mineralization to proven and probable reserves and the benefit is expected to be realized over a period beyond one year. All other drilling and related costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of Costs applicable to sales.

The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs.” Pre-stripping costs are capitalized during the development of an open pit mine. Where multiple open pits exist at a mining complex utilizing common processing facilities, pre-stripping costs are capitalized at each pit. The removal and production of de minimis saleable materials may occur during development and are recorded as Other income, net of incremental mining and processing costs.

The production phase of an open pit mine commences when saleable minerals, beyond a de minimis amount, are produced. Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory.

The Company’s definition of a mine and the mine’s production phase may differ from that of other companies in the mining industry resulting in incomparable allocations of stripping costs to deferred mine development and production costs. Other mining companies may expense pre-stripping costs associated with subsequent pits within a mining complex.

Mine development costs are amortized using the units-of production (“UOP”) method based on estimated recoverable ounces or pounds in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block or area.

Interest cost allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Mineral Interests

Mineral interests include acquired interests in production, development and exploration stage properties. The amount capitalized related to a mineral interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination.

The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material consisting of (i) other mineralized material such as inferred material within pits; measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves; and inferred material in close proximity to proven and probable reserves; (ii) around-mine exploration potential such as inferred material not immediately adjacent to

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

existing reserves and mineralization but located within the immediate mine area; (iii) other mine-related exploration potential that is not part of measured, indicated or inferred material and is comprised mainly of material outside of the immediate mine area; (iv) greenfields exploration potential that is not associated with any other production, development or exploration stage property, as described above; or (v) any acquired right to explore or extract a potential mineral deposit. The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. In certain limited situations, the nature of a mineral right changes from an exploration right to a mining right upon the establishment of proven and probable reserves. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

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

Goodwill

The Company evaluates, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Revenue Recognition

Revenue is recognized, net of treatment and refining charges, from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Revenues from by-product sales are credited to Costs applicable to sales as a by-product credit.

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

Prior to 2006 (see Deferred Stripping Costs below) at some of the Company’s mining operations, deferred stripping costs were charged to Costs applicable to sales as gold or copper was produced and sold using the units of production method based on estimated recoverable quantities of proven and probable gold or copper reserves, using a stripping ratio calculated as the ratio of total tons to be moved to total proven and probable ore reserves, which resulted in the recognition of the costs of waste removal activities over the life of the mine as gold or copper was produced. The application of the deferred stripping accounting method generally resulted in an asset (deferred stripping costs), although a liability (advanced stripping costs) arose when the actual stripping ratio incurred to date was less than the expected stripping ratio over the life of the mine. The Advanced stripping costs primarily pertained to the Batu Hijau operation.

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

The Company’s operation involves dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” guidance to record these liabilities (refer to Note 8 for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Derivative Instruments

Newmont has fixed forward contracts and call option contracts designated as cash flow hedges in place to hedge against changes in foreign exchanges rates. In 2005 and 2006, Newmont had zero cost copper collars to hedge the copper price realized during those periods. The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet.

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

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the accumulated OCI at the settlement date is deferred and reclassified to Sales—gold, net or Costs applicable to sales, as applicable, when the originally designated hedged transaction occurs.

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

Cash transactions related to the Company’s forward and option contracts accounted for as hedges are classified in the same category as the item being hedged in the statement of cash flows.

Newmont assesses the effectiveness of the derivative contracts periodically using either regression analysis or the dollar offset approach, both retrospectively and prospectively, to determine whether the hedging instruments have been highly effective in offsetting changes in the fair value of the hedged items. The Company defines highly effective as the hedge contract and the item being hedged being between 0.8 and 1.25 correlated, and the Company measures the amount of any hedge ineffectiveness. The Company will also assess periodically whether the hedging instruments are expected to be highly effective in the future. If a hedging instrument is not expected to be highly effective, the Company will stop hedge accounting prospectively. In those instances, the accumulated gains or losses remain in OCI until the hedged item affects earnings.

The fair value of all derivative contracts that do not qualify as hedges are reflected as assets or liabilities, with the change in fair value recorded in Other income, net.

Stock Based Compensation

Compensation cost recognized in 2007 and 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R), Share Based Payment.

Prior to 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Net (Loss) Income per Common Share

Basic and diluted (loss) income per share are presented for Net (loss) income and for (Loss) income from continuing operations. Basic (loss) income per share is computed by dividing Net (loss) income or (Loss) income from continuing operations by the weighted-average number of outstanding common shares for the period, including the exchangeable shares and the convertible notes (see Notes 12 and 20). Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted income per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

Comprehensive (Loss) Income

In addition to Net (loss) income, Comprehensive (loss) income includes all changes in equity during a period, such as adjustments to minimum pension liabilities, foreign currency translation adjustments, the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges and cumulative unrecognized changes in fair value of marketable securities available-for-sale or other investments, except those resulting from investments by and distributions to owners.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2007 presentation. The most significant reclassifications were to reclassify the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Consolidated Balance Sheets and to (Loss) income from discontinued operations in the Consolidated Statements of Income for all periods presented. The Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented. Additionally, the Company reclassified the World Gold Council dues from General and Administrative to Other Expense, net. The change was reflected in the Consolidated Statements of Income for all periods presented.

Recently Adopted Pronouncements

Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Income Taxes” on January 1, 2007. The cumulative effects of applying this interpretation have been recorded as a decrease in retained earnings of $108, an increase of $5 in goodwill, an increase of $4 in minority interest, a decrease in net deferred tax assets of $37 (primarily, as a result of utilization of foreign tax credits and net operating losses as part of the FIN 48 measurement process, offset, in part, by the impact of the interaction of the Alternative Minimum Tax rules) and an increase of $72 in the net liability for unrecognized income tax benefits. Refer to Note 8.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. The Company had $34 accrued for interest at January 1, 2007. Through December 31, 2007, the Company accrued an additional $27 of interest and penalties, paid $12 of interest, released $4 as a result of the expiration of a statute of limitation and released $8 as a result of a change in tax law. The Company’s total accrued interest and penalties as of December 31, 2007 is $37.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and in foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state and local income or non-U.S. income tax audits by taxing authorities for years through 1999.

Pensions

As of December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 required employers that sponsor one or more defined benefit plans to (i) recognize the funded status of a benefit plan in its statement of financial position, (ii) recognize the gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income, net of tax, (iii) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of adopting FAS 158 on the Consolidated Balance Sheets as of December 31, 2006 was as follows:

	Before Application of FAS 158	Adjustment	After Application of FAS 158
Other long-term assets	$193	$(15)	$178
Total assets	$15,616	$(15)	$15,601
Employee pension and other benefits	$229	$27	$256
Deferred income taxes	$649	$(14)	$635
Accumulated other comprehensive income	$700	$(27)	$673
Total stockholders’ equity	$9,364	$(27)	$9,337

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). The Company adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in 2006 included: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

As a result of adopting FAS 123(R), the Company’s Loss from continuing operations and Net loss for 2007 was $11 ($0.02 per share) higher and Income from continuing operations and Net income for 2006 was $19 ($0.04 per share) lower, respectively, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. Prior to the adoption of FAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was included in operating cash flows, along with other tax cash flows. FAS 123(R) requires tax benefits relating to the deductibility of increases in the equity instruments issued under share-based compensation arrangements that are not included in Costs applicable to sales (“excess tax benefits”) to be presented in the Statement of Cash Flows as financing cash inflows. The benefit realized for tax deductions from option exercises totaled $3 and $6 in 2007 and 2006, respectively.

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

Movements in the net deferred stripping cost balance were as follows:

	Years Ended December 31,
	2006	2005
Opening balance	$71	$19
Cumulative effect adjustment	(71)	—
Disposition of Ovacik	—	(4)
Additions	—	160
Amortization	—	(104)

Closing balance	$—	$71

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Recently Issued Accounting Pronouncements and Developments

Business Combinations

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Convertible Debt Instruments

In September 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. If the proposed FSP were to be adopted, the Company estimates that approximately $300 million of debt discount would be recorded and the effective interest rate on its 2014 and 2017 convertible senior notes (see Note 20) would increase by approximately 5 percentage points to 6.25% and 6.625%, respectively, for the non-cash amortization of the debt discount.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classifed nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in the Company’s fiscal year beginning January 1,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 159 to have a material impact on the Company’s consolidated financial results.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 157 to have a material impact on the Company’s consolidated financial results.

NOTE 3    PRICE-CAPPED FORWARD SALES CONTRACTS

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

In June 2007, the Company paid $578 to settle all of the 1.85 million ounce price-capped forward sales contracts. The Company reported a $531 pre-tax loss on the early settlement of the contracts, after a $47 reversal of previously recognized deferred revenue.

NOTE 4    MIDAS REDEVELOPMENT

On June 19, 2007, an accident occurred at the Midas mine in Nevada, which resulted in suspension of operations at the mine to initiate rescue and subsequent recovery efforts. As a result, the Mine Safety and Health Administration (“MSHA”) issued an order requiring operations to temporarily cease at the mine. During the third and fourth quarters of 2007, activities were undertaken, at the direction of MSHA, to regain entry into the mine in order to ultimately resume commercial production. The redevelopment and holding costs of $11 in 2007 included access development, inspection, preventative repairs and road and mill maintenance.

NOTE 5    WRITE-DOWNS

Write-down of investments totaled $46 in 2007, primarily related to the impairment of investments in Shore Gold Inc. and Gabriel Resources Ltd.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Write-down of long-lived and other assets totaled $4, $3 and $41 for 2007, 2006 and 2005, respectively. The 2007 write-down was primarily related to tenements in Australia. The 2006 write-down was primarily related to equipment. The 2005 write-down was primarily related to the Martabe exploration project in Indonesia and exploration tenements in Australia.

NOTE 6    OTHER EXPENSE, NET

	Years Ended December 31,
	2007	2006	2005
Reclamation and remediation (Note 24)	$29	$47	$38
Pension settlement loss	17	—	4
Buyat Bay settlement and other (Note 32)	12	22	56
Western Australia power plant	11	1	(3)
World Gold Council dues	11	13	14
Peruvian royalty	10	22	—
Choropampa legal action	9	5	4
Reclamation accretion	8	3	—
Australian office relocation	6	5	—
PTNNT divestiture	3	—	—
Yanacocha leach pad repairs	1	10	—
Peruvian workers participation reserves	—	15	—
Other	31	16	13

	$148	$159	$126

NOTE 7    OTHER INCOME, NET

	Years Ended December 31,
	2007	2006	2005
Interest income	$50	$67	$59
Canadian Oil Sands Trust income	47	30	10
Foreign currency exchange gains	25	5	8
Gain on sale of property, plant and equipment	9	12	11
Gain (loss) gain on ineffective portion of derivative investments, net (Note 14)	4	(60)	2
Income from development projects, net	3	19	—
(Loss) gain on sale of other assets, net	(1)	6	6
Loss on early retirement of debt	—	(40)	—
Other	7	14	10

	$144	$53	$106

Foreign currency exchange gains in 2007 resulted from the strengthening of the Canadian and Australian dollars compared to the U.S. dollar. The Canadian dollar exchange rate increased by approximately 19% from December 31, 2006 while the Australian dollar exchange rate increased by approximately 11%.

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

NOTE 8    INCOME TAXES

The Company’s Income tax (expense) benefit consisted of:

	Years Ended December 31,
	2007	2006	2005
Current:
United States	$121	$—	$14
Foreign	(473)	(453)	(314)

	(352)	(453)	(300)

Deferred:
United States	(1)	15	40
Foreign	153	112	(10)

	152	127	30

	$(200)	$(326)	$(270)

The Company’s Income from continuing operations before income tax, minority interest and equity (loss) income of affiliates consisted of:

	Years Ended December 31,
	2007	2006	2005
United States	$(155)	$188	$(78)
Foreign	(197)	1,062	1,002

	$(352)	$1,250	$924

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2007	2006	2005
(Loss) income from continuing operations before income tax, minority interest and equity (loss) income of affiliates	$(352)	$1,250	$924
United States statutory corporate income tax rate	35%	35%	35%
Income tax (expense) benefit computed at United States statutory corporate income tax rate	123	(438)	(323)
Reconciling items:
Percentage depletion and Canadian Resource Allowance	70	77	43
Change in valuation allowance on deferred tax assets	17	3	(39)
Effect of foreign earnings, net of allowable credits	(10)	(7)	(13)
U.S. tax effect of minority interest attributable to non-U.S. investees	4	15	15
Rate differential for foreign earnings indefinitely reinvested	(7)	(70)	6
FIN 48 resolution of prior years’ tax matters	(3)	4	12
Foreign currency translation of monetary assets	—	1	14
Tax effect of changes in tax laws	4	23	24
Tax effect of impairment of goodwill	(393)	—	(14)
U.S. tax payable and book/tax basis analysis	—	27	—
Change in Australia’s functional currency for tax reporting	—	48	—
Other	(5)	(9)	5

Income tax expense	$(200)	$(326)	$(270)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At December 31,
	2007	2006
Deferred income tax assets:
Exploration costs	$59	$63
Depreciation	89	147
Net operating losses and tax credits	610	649
Retiree benefit and vacation accrual costs	68	114
Remediation and reclamation costs	141	141
Derivative instruments	128	—
Other	236	217

	1,331	1,331
Valuation allowances	(509)	(517)

	822	814

Deferred income tax liabilities:
Net undistributed earnings of subsidiaries	(11)	(37)
Unrealized gain on investments	(149)	(135)
Depletable and amortizable costs associated with mineral rights	(629)	(358)
Derivative instruments	(25)	(15)
Foreign currency exchange	(26)	(26)

	(840)	(571)

Net deferred income tax assets (liabilities)	$(18)	$243

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Net deferred income tax assets (liabilities) consist of:

	At December 31,
	2007	2006
Current deferred income tax assets	$112	$156
Long-term deferred income tax assets	1,027	799
Current deferred income tax liabilities	(132)	(9)
Long-term deferred income tax liabilities	(1,025)	(703)

	$(18)	$243

These balances include net deferred income tax assets (liabilities) that have been reclassified to Assets and Liabilities of Operations Held for Sale of:

	At December 31,
	2007	2006
Long-term deferred income tax assets	$1	$6
Long-term deferred income tax liabilities	—	(77)

	$1	$(71)

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in the application of the income tax laws to the Company’s operations. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effects of applying this interpretation have been recorded as a decrease in retained earnings of $108, an increase of $5 in goodwill, an increase of $4 in minority interest, a decrease in net deferred tax assets of $37 (primarily, as a result of utilization of foreign tax credits and net operating losses as part of the FIN 48 measurement process, offset, in part, by the impact of the interaction of the Alternative Minimum Tax rules) and an increase of $72 in the net liability for unrecognized income tax benefits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years through 1999. As a result of statute of limitations that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax benefits will decrease between $15 to $25.

As of December 31, 2007, the Company had $230 of total gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Total amount of gross unrecognized tax benefits as of January 1, 2007	$267
Additions for tax positions of prior years	18
Additions for tax positions of current year	14
Reductions due to settlements with taxing authorities	(9)
Reductions due to lapse of statute of limitations	(14)
Reductions due to change in legislation	(30)
Reclassification of net interest out of gross unrecognized tax benefits balance	(16)

Total amount of gross unrecognized tax benefits as of December 31, 2007	$230

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Of this, $84 represents the amount of unrecognized tax benefits that, if recognized, would effect the Company’s effective income tax rate. Also included in the balance at December 31, 2007 are $13 of tax positions that, due to the impact of deferred tax accounting, the disallowance of which would not affect the annual effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. The Company had $34 accrued for interest at January 1, 2007. Through December 31, 2007, the Company accrued an additional $27 of interest and penalties, paid $12 of interest, released $4 as a result of the expiration of a statute of limitation and released $8 as a result of a change in tax law. The Company’s total accrued interest and penalties as of December 31, 2007 is $37.

Newmont intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $773 and $844 as of December 31, 2007 and 2006, respectively. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.

As of December 31, 2007 and December 31, 2006, the Company had (i) $684 and $830 of net operating loss carry forwards, respectively; and (ii) $72 and $155 of tax credit carry forwards, respectively. Of the amounts of net operating loss carry forwards, $22 and $47, respectively, are attributable to acquired mining operations conducted in the United States and will begin expiring in 2013 if not utilized before then. As of December 31, 2007 and 2006, $493 and $509, respectively, of net operating loss carry forwards are attributable to acquired mining operations in Australia for which current tax law provides no expiration period. The remaining net operating losses available are attributable to acquired entities and have various temporal and other limitations that may restrict the ultimate realization of the tax benefits of such tax attributes.

Tax credit carry forwards for 2007 and 2006 of $72 and $135 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2011. Other credit carry forwards at the end of 2007 and 2006 in the amounts of $nil and $20, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

During 2006 the Company completed a reconciliation of its U.S. book and tax basis assets and liabilities as well as a detailed analysis of its income taxes payable. This exercise identified differences of $27. The entire adjustment was recognized as a tax benefit in 2006. The Company also recognized a net tax benefit of $16 due to an adjustment on the interest accrued on tax contingencies.

The Company decreased the valuation allowance related to deferred tax assets by $8 during 2007. The valuation allowance remaining at the end of 2007 primarily is attributable to non-U.S. subsidiaries tax loss carryforwards. Of the total $509 and $517 valuation allowance recorded as of December 31, 2007 and 2006, $102 in 2007 and $78 in 2006 are attributable to deferred tax assets for which any subsequently recognized tax benefits will be allocated to reduce goodwill related to prior acquisitions.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The breakdown of the Company’s net deferred tax assets (liabilities) between the United States and foreign taxing jurisdictions is as follows:

	At December 31,
	2007	2006
United States	$678	$550
Foreign	(696)	(307)

	$(18)	$243

In December 2006, the Company entered into an in-principle Heads of Agreement (“HOA”) with the Australian Taxation Office (“ATO”). The HOA specifies the terms of a proposed settlement of the outstanding audit issues relating to Normandy Mining Limited (“Normandy”, now known as Newmont Australia Limited) for the tax years 1994-1999. These issues relate to years before the Company acquired Normandy. At the date of the business combination, Normandy had recorded no income tax liability with respect to the tax positions taken in reporting certain transactions, therefore the Company’s initial best estimate of the income tax contingency relating to these issues was recorded as a tax liability at the date of acquisition, February 15, 2002, by increasing the purchase price of Normandy. As of December 31, 2006, the long-term income tax liability balance relating to this proposed settlement was reclassified to current income taxes payable. The $276 (A$336) income tax liability was paid in the second quarter of 2007. On July 13, 2007, the Company received a closure letter from the Australian Tax Office stating that all audit issues for the tax years 1994-1999 are settled.

The breakdown of the Company’s income and mining taxes payable balance between the United States and foreign taxing jurisdictions is as follows:

	At December 31,
	2007	2006
United States	$124	$19
Foreign	343	332

	$467	$351

NOTE 9    MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES

	At December 31,
	2007	2006	2005
Batu Hijau	$299	$103	$119
Yanacocha	108	256	256
Other	3	4	5

	$410	$363	$380

Newmont has a 45% ownership interest in the Batu Hijau mine, held through a partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns the Batu Hijau mine. Newmont identified NTP as a Variable Interest Entity as a result of certain capital structures and contractual relationships and has fully consolidated Batu Hijau in its consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T.

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

Newmont has a 51.35% ownership interest in the Yanacocha mine with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

NOTE 10    EQUITY (LOSS) INCOME OF AFFILIATES

	Years Ended December 31,
	2007	2006	2005
European Gold Refineries	$6	$3	$6
AGR Matthey Joint Venture	1	1	(2)
Regis Resources NL	(8)	(2)	—

	$(1)	$2	$4

European Gold Refineries

Newmont holds a 46.72% interest in the European Gold Refineries SA joint venture (“EGR”), with Swiss residents and Mitsubishi International Corporation holding the remaining 53.28%. EGR owns 100% of Valcambi SA (“Valcambi”), a gold refining business, and 100% of Finorafa SA (“Finorafa”), a gold distribution business. Newmont has no guarantees related to these investments. Newmont has not received dividends from EGR in 2007, 2006 and 2005. Valcambi is a London Gold Delivery precious metals refiner and manufacturer of semi-finished products for the Swiss luxury watch industry, and Finorafa is a distributor and financier of gold products in the Italian market. See also Note 26 for details of Newmont’s transactions with EGR and Finorafa.

AGR Matthey Joint Venture

Newmont holds a 40% interest in the AGR Matthey Joint Venture (“AGR”), with Johnson Matthey (Australia) Ltd. and the West Australian Mint holding the remaining interests. Newmont has no guarantees related to this investment. Newmont received dividends of $2, $1 and $nil during 2007, 2006 and 2005, respectively, from its interests in AGR. See also Note 26 for details of Newmont’s transactions with AGR.

Regis Resources NL

Newmont holds a 43% interest in Regis Resources NL, which is primarily a gold exploration company with substantial landholding in Western Australia. Newmont has no guarantees related to this investment.

NOTE 11    DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In November 2007, the Company approved a plan to sell its Pajingo operation. In December 2007, Newmont reached an agreement with North Queensland Metals Ltd. and Heemskirk Consolidated Limited to sell Pajingo for cash and shares totaling $23, of which $14 was received in 2007 and $9 is an outstanding receivable at December 31, 2007. The sale resulted in a $8 pre-tax gain.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

During June 2007, Newmont’s Board of Directors approved a plan to cease the Company’s Merchant Banking activities. Merchant Banking previously provided advisory services to assist in managing the Company’s portfolio of operating and property interests. Merchant Banking was also engaged in developing value optimization strategies for operating and non-operating assets, business development activities, merger and acquisition analysis and negotiations, monetizing inactive exploration properties, capitalizing on proprietary technology and know-how and acting as an internal resource for other corporate groups to improve and maximize business outcomes. As a result of the Board’s approval of management’s plan to cease Merchant Banking activities, the Company recorded a $1,665 non-cash charge to impair the goodwill associated with the Merchant Banking Segment. The Company decided to dispose of its royalty portfolio and a portion of its existing equity investments and will not make further investments in equity securities that do not support its core gold mining business. Newmont and the new Franco-Nevada Corporation (“new Franco-Nevada”) entered into an agreement under which new Franco-Nevada acquired certain mineral interests and oil and gas interests for cash consideration of $1,187. The transaction closed in December 2007 resulting in a $905 pre-tax gain.

In 2006, the Company received net cash proceeds of $271 for the Alberta oil sands project resulting in a $266 pre-tax gain. The Company received $42 net cash proceeds and approximately 43 million Agincourt shares valued at $37 for the Martabe project, resulting in a $30 pre-tax gain in 2006.

In July 2006, Newmont’s Board of Directors approved a plan to sell the Company’s 50% interest in the Zarafshan-Newmont Joint Venture (“ZNJV”). However, as a result of the Uzbekistan government’s expropriation of the Company’s assets in August 2006, a pre-tax impairment loss of $101 was recognized in the third quarter of 2006. During July 2007, the Company and certain Uzbekistan parties settled a dispute involving ZNJV. The Company received proceeds of $80 and recognized a pre-tax gain of $77 in the third quarter of 2007. Under the agreements, the Company’s interest in ZNJV transferred to the Uzbekistan parties.

During the fourth quarter of 2005, Newmont committed to plans to sell its Holloway operation. In September 2006, Newmont reached an agreement with St. Andrew Goldfields Ltd. to sell Holloway for cash proceeds of $40 plus certain royalties. The sale was completed in November 2006, resulting in a $13 pre-tax gain.

In 2005, Newmont sold its Golden Grove operation in Western Australia to Oxiana Limited (“Oxiana”) for cash of $147 and 82 million Oxiana shares, resulting in a $6 pre-tax gain.

The 2005 pre-tax loss from impairment included in discontinued operations of $42 was comprised of a $39 impairment of Golden Grove and a $3 impairment of Holloway.

The Company’s income tax expense attributable to discontinued operations differed from the amounts computed by applying the United States statutory corporate income tax rate primarily due to the goodwill impairment that was nondeductible for tax, the benefit from percentage depletion and a decrease in the valuation allowance related to deferred tax assets.

Newmont has accounted for these dispositions in accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has reclassified the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Consolidated Balance Sheets and to Loss from discontinued operations in the Consolidated Statements of (Loss) Income for all periods presented. The Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table details selected financial information included in the (Loss) income from discontinued operations in the consolidated statements of income:

	Years Ended December 31,
	2007	2006	2005
Sales - gold, net	$119	$157	$171
Sales - base metals, net	—	—	38

	$119	$157	$209

Income (loss) from operations:
Royalty portfolio	$123	$67	$121
Pajingo	8	12	1
Zarafshan	—	6	18
Holloway	—	—	(27)
Golden Grove	—	—	(5)

	131	85	108

Gain on sale of operations:
Zarafshan	77	—	—
Pajingo	8	—	—
Holloway	—	13	—
Golden Grove	—	—	6

	85	13	6

Gain on sale of royalty assets	905	—	—
Gain on sale of Alberta Oil Sands project	—	266	—
Gain on sale of Martabe	—	30	—
Loss from impairment	(1,665)	(101)	(42)

Pre-tax (loss) income	(544)	293	72
Income tax benefit (expense)	(379)	(65)	(28)

(Loss) income from discontinued operations	$(923)	$228	$44

The major classes of Assets and Liabilities of operations held for sale in the consolidated balance sheets are as follows:

	At December 31,
	2007	2006
Assets:
Accounts receivable	$20	$10
Property, plant and mine development	3	303
Deferred income tax assets	1	6
Goodwill	—	1,665
Other assets	—	8

	$24	$1,992

Liabilities:
Income and mining taxes	$378	$26
Deferred income tax liabilities	—	77
Other liabilities	16	13

	$394	$116

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table details selected financial information included in Net cash provided from discontinued operations and Net cash provided from (used in) investing and financing activities of discontinued operations:

	Years Ended December 31,
	2007	2006	2005
Net cash provided from (used in) discontinued operations:
(Loss) income from discontinued operations	$(923)	$228	$44
Depreciation, depletion and amortization	46	51	80
Deferred income taxes	55	37	22
Gain on asset sales, net	(990)	(309)	(40)
Gain on investments, net	(46)	(13)	(54)
Merchant Banking goodwill impairment	1,665	—	—
Other operating adjustments and other write-downs	18	96	36
Decrease (increase) in net operating assets	313	6	(14)

	$138	$96	$74

Net cash provided from investing activities of discontinued operations:
Additions to property, plant and mine development	$(6)	$(20)	$(47)
Investments in marketable equity securities	(2)	(10)	(10)
Proceeds from sale of marketable securities	90	8	213
Proceeds from asset sales, net	1,274	353	178
Other	(2)	7	(1)

	$1,354	$338	$333

Net cash used in financing activities of discontinued operations:
Repayment of debt	$—	$(7)	$(1)

NOTE 12    STOCKHOLDERS’ EQUITY AND (LOSS) INCOME PER SHARE

Newmont Common Stock

In October 2007, Newmont filed a shelf registration statement on Form S-3 under which it can issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

The Company paid common stock dividends of $0.40 per share in 2007, 2006 and 2005.

Treasury Stock

Treasury stock is acquired by the Company when certain restricted stock awards vest or are forfeited (see Note 22). At vesting, a participant has a tax liability and, pursuant to the participant’s award agreement, may elect withholding of restricted stock to satisfy tax withholding obligations. The withheld or forfeited stock is accounted for as treasury stock and carried at the par value of the related common stock.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Exchangeable Shares

In connection with the acquisition of Franco-Nevada Corporation (“Franco”) in February 2002, certain holders of Franco common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to holders of Newmont common stock. As of December 31, 2007 and 2006, the value of these no-par shares was included in Additional paid-in capital.

Call Spread Transactions

In connection with the issuance of $1,150 of convertible notes in July 2007 (see Note 20), the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the convertible notes. The Company purchased call options in private transactions to cover 24,887,956 shares of the Company’s common stock at a strike price of $46.21 per share, subject to adjustment in certain circumstances, for approximately $366. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the notes upon conversion. The Company also sold warrants in private transactions permitting the purchasers to acquire up to 24,887,956 shares of the Company’s common stock at an exercise price of $60.27, subject to adjustments in certain circumstances, for total proceeds of approximately $248.

The Company has analyzed the Call Spread Transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an addition to paid-in capital, and the Company will not recognize subsequent changes in fair value of the instruments.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Net (Loss) Income per Common Share

Basic (loss) income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) income per common share is computed similarly to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

	Years Ended December 31,
	2007	2006	2005
Numerator:
(Loss) income from continuing operations	$(963)	$563	$278
(Loss) income from discontinued operations	(923)	228	44

Net (loss) income	$(1,886)	$791	$322

Denominator:
Basic	452	450	446
Effect of employee stock-based awards	—	2	3

Diluted	452	452	449

(Loss) income per common share
Basic:
(Loss) income from continuing operations	$(2.13)	$1.25	$0.62
(Loss) income from discontinued operations	(2.04)	0.51	0.10

Net (loss) income	$(4.17)	$1.76	$0.72

Diluted:
(Loss) income from continuing operations	$(2.13)	$1.25	$0.62
(Loss) income from discontinued operations	(2.04)	0.50	0.10

Net (loss) income	$(4.17)	$1.75	$0.72

Options to purchase 1.7 million, 1.1 million and 3.4 million shares of common stock at average exercise prices of $52.76, $48.48 and $48.97 were outstanding as of December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted weighted average number of common shares because the strike prices of the options exceeded the price of the common stock.

Other outstanding options to purchase 1.4 million shares of common stock were not included in the computation of diluted weighted average common shares in 2007 because their effect would have been anti-dilutive.

In July 2007, Newmont issued $1,150 of convertible notes that, if converted in the future, would have a potentially dilutive effect on the Company’s stock (see Note 20). Under the indenture for the convertible notes, upon conversion Newmont is required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of the conversion price) in cash, shares or a combination thereof. The effect on diluted earnings per share is calculated under the net share settlement method in accordance with the FASB’s Emerging Issues Task Force 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” Under the net share settlement method, the Company includes the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are surrendered. The average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. The average price of the Company’s common stock for the year ended December 31, 2007 did not exceed the conversion price of $46.21 and therefore, did not have an effect on diluted earnings per share.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    ACQUISITIONS

On October 9, 2007, the Company announced the proposed acquisition of Miramar Mining Corporation (“Miramar”) and offered to acquire all of the outstanding common shares of Miramar for C$6.25 in cash. On December 27, 2007, 155 million common shares of Miramar had been validly deposited to Newmont’s offer. Newmont accepted and paid for such shares, representing approximately 70% of the common shares of Miramar which, in addition to the 18 million shares previously owned by the Company, brought the Company’s interest in Miramar to approximately 78%. Miramar is a Canadian gold company that controls the Hope Bay project, a large undeveloped gold project in Nunavut, Canada. The Hope Bay Project is consistent with the Company’s strategic focus on exploration and project development and was acquired with the intention of adding higher grade ore reserves and developing a new core gold mining district in a AAA-rated country. Refer to Note 34, Subsequent Events, for additional information regarding the Company’s acquisition of Miramar.

The combined purchase price of $1,043 was preliminarily allocated based on the estimated fair values of assets acquired and liabilities assumed at the December 27, 2007 acquisition date as follows:

Assets:
Cash and cash equivalents	$30
Property, plant and mine development, net	1,413
Investments	31
Deferred income tax asset	43
Other assets	29

1,546

Liabilities:
Accrued liabilities	33
Deferred income tax liabilities	470

503

Net assets acquired	$1,043

The allocation of the purchase price has not been finalized. The Company plans to retain an independent third party appraiser to assist with the assigning of the fair values to the assets acquired and liabilities assumed. The Company expects to complete the allocation in 2008.

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

NOTE 14    DERIVATIVE INSTRUMENTS

Newmont generally avoids gold hedging. Newmont’s philosophy is to provide shareholders with leverage to changes in the gold price by selling our gold production at market prices. We have, however, entered into derivative contracts to protect the selling price for certain anticipated gold and copper production and to manage risks associated with commodities, interest rates and foreign currencies.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

For 2007, 2006 and 2005, net gains (losses) of $4, ($60) and $2, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $8. The maximum period over which hedged forecasted transactions are expected to occur is 4 years.

Foreign Currency Contracts

Newmont has entered into a series of foreign currency contracts to hedge the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. Newmont entered into $/IDR forward purchase contracts with expiration dates ranging up to one year which reduced Costs applicable to sales by $4 and $11 in 2007 and 2006, respectively, and increased Costs applicable to sales by $3 in 2005. During the third quarter of 2007, Newmont began a layered fixed forward contract program to hedge a portion of its A$ denominated operating expenditures. The program includes a series of fixed forward contracts with expiration dates ranging up to three years. During 2007, the A$ operating hedge program reduced Costs applicable to sales by $1. All of the currency contracts were designated as cash flow hedges, and as such, changes in the market value have been recorded in Accumulated other comprehensive income.

During the fourth quarter of 2007, Newmont began a program to hedge a portion of its A$ denominated capital expenditures related to the construction of its Boddington joint venture project. The program consists of a series of fixed forward contracts and bought call option contracts with expiration dates ranging up to one year. The A$ denominated contracts have been designated as cash flow hedges of future Boddington capital expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. The realized gains and losses associated with the capital expenditure hedge program will impact Depreciation, depletion, and amortization during the future periods in which the acquired Boddington joint venture assets are placed into service and affect earnings.

Newmont had the following foreign currency derivative contracts outstanding at December 31, 2007:

	Expected Maturity Date				Fair Value
	2008	2009	2010	Total/ Average	At December 31,
					2007		2006
IDR Forward Purchase Contracts:
$ (millions)	$97	$—	$—	$97	$(1	)(1)	$4	(1)
Average rate (IDR/$)	9,422	—	—	9,422
A$ Operating Forward Purchase Contracts:
$ (millions)	$118	$105	$75	$298	$—	(2)	$—
Average rate ($/A$)	0.86	0.83	0.81	0.84
A$ Capital Forward Purchase Contracts:
$ (millions)	$205	$—	$—	$205	$(1	)(3)	$—
Average rate ($/A$)	0.87	—	—	0.87
A$ Capital Call Option Contracts:
$ (millions)	$75	$—	$—	$75	$1	(3)	$—
Average rate ($/A$)	0.89	—	—	0.89

(1)	The fair value of the IDR operating forward purchase contracts includes $(1) in Derivative instruments as of December 31, 2007 and $4 in Other current assets as of December 31, 2006.
(2)

The fair value of the A$ operating forward purchase contracts includes $2 in Other current assets, $2 in Other Long-term assets, $(1) in Derivative instruments, and $(3) in Other long-term liabilities as of December 31, 2007.

(3)

The fair value of the capital hedge program related to the construction of the Boddington project includes $1 in Other current assets for A$ bought call option contracts and $(1) in Derivative instruments for A$ forward purchase contracts as of December 31, 2007.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont had copper collar contracts with a fair value of $(173) and gold put option contracts of $(1) outstanding at December 31, 2006 included in Derivative instruments. Final delivery under the copper collar contracts occurred in February 2007.

Interest Rate Swap Contracts

As of December 31, 2007, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $275 8 5/8% debentures. In 2001, Newmont entered into contracts to hedge a portion of the interest rate risk exposure on a portion of its $275 8 5/8% debentures expiring in 2011 and its $200 8 3/8% debentures which expired in 2005. Under the $275 8 5/8% debentures hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. Prior to expiration of the $200 8 3/8% debentures and the associated hedge contracts, Newmont received fixed-rate interest payments of 8.375% and paid floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 3.41% to 4.25%. These transactions resulted in a reduction in interest expense of $nil, $nil and $3 for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of the interest rate swaps was $4 and $1 as of December 31, 2007 and 2006, respectively.

Provisional Copper and Gold Sales

The Company’s sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. As of December 31, 2007 and 2006, respectively, we had embedded copper derivatives on 113 million pounds and 186 million pounds, recorded at an average price of $3.02 and $2.87 per pound, respectively. As of December 31, 2007 and 2006, respectively, we had embedded gold derivatives on 8,000 ounces and 69,000 ounces, recorded at an average price of $828 and $638 per ounce, respectively.

For 2007, 2006 and 2005, the Company recorded the following gross revenues before treatment and refining charges, which were subject to final price adjustments as of December 31, 2007, 2006 and 2005, as follows:

	At December 31,
	2007	2006	2005
Gross revenue subject to final price adjustments
Copper	$340	$535	$447
Gold	$7	$44	$19

The average final price adjustments realized were as follows:

	Years Ended December 31,
	2007	2006	2005
Average final price adjustments
Copper	1%	31%	12%
Gold	5%	3%	1%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Price-capped Forward Sales Contracts

In June 2007, the Company paid $578 to settle all of the 1.85 million ounce price-capped forward sales contracts which were accounted for as normal sales contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to SFAS No. 133.” The Company reported a $531 pre-tax loss on the early settlement of the contracts, after a $47 reversal of previously recognized deferred revenue in 2007. See Note 3 for additional details.

Copper Collar Contracts

During 2005 and 2006, Newmont entered into copper option collar contracts to hedge the copper price realized during those periods. Final delivery under the copper collar contracts occurred in February 2007. As of December 31, 2006, approximately 13 million pounds of copper were hedged by the copper option collar contracts, which had been designated as cash flow hedges of forecasted copper sales. As such, changes in the fair value related to the effective portion of the hedges were recorded in Accumulated other comprehensive income. As of December 31, 2006, approximately 89 million pounds of copper option collar contracts were accounted for on a mark-to-market basis through earnings, and the fair value of the copper collar contracts at December 31, 2006 was $(173).

NOTE 15     INVESTMENTS

	At December 31, 2007
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Equity Securities	$19	$39	$—	$58
Other investments, at cost	3	—	—	3

	$22	$39	$—	$61

Long-term:
Marketable Debt Securities:
Auction rate securities	$7	$—	$(2)	$5
Asset backed securities	31	—	—	31

	38	—	(2)	36

Marketable Equity Securities:
Canadian Oil Sands Trust	316	907	—	1,223
Gabriel Resources Ltd.	94	—	—	94
Shore Gold Inc.	80	—	—	80
Other	37	15	(7)	45

	527	922	(7)	1,442

Investment in Affiliates (Note 10):
European Gold Refineries	29	—	—	29
AGR Matthey Joint Venture	17	—	—	17
Regis Resources NL	3	—	—	3

	49	—	—	49

	$614	$922	$(9)	$1,527

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2006
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Debt Securities:
Auction rate securities	$10	$—	$—	$10
Marketable Equity Securities:
Agincourt Resources	37	10	—	47
Other	10	33	—	43

	47	43	—	90

Other investments, at cost	9	—	—	9

	$66	$43	$—	$109

Long-term:
Marketable Equity Securities:
Canadian Oil Sands Trust	$265	$603	$—	$868
Gabriel Resources Ltd.	69	104	—	173
Shore Gold Inc.	90	—	—	90
Miramar Mining Corporation	28	57	—	85
Other	34	17	(4)	47

	486	781	(4)	1,263

Other investments, at cost	12	—	—	12

Investment in Affiliates (Note 10):
European Gold Refineries	17	—	—	17
AGR Matthey Joint Venture	16	—	—	16
Regis Resources NL	11	—	—	11

	44	—	—	44

	$542	$781	$(4)	$1,319

In December 2007, Newmont increased its ownership of Miramar to approximately 78% and reclassified this investment from marketable equity securities to consolidated investments. See Note 13 for more information on the acquisition of Miramar.

In June 2007, the Board of Directors of Newmont approved a plan to discontinue its Merchant Banking Segment. Specifically, the Company decided to dispose of a portion of its existing equity investments within the next twelve months and not to make further investments in equity securities that do not support its core gold mining business. As a result, the related realized investment gains and impairments have been reclassified to (Loss) income from discontinued operations on the Statements of Consolidated (Loss) Income. For more information on the discontinued operation of the Merchant Banking Segment, see Note 11.

In 2007, the Company recognized a $46 impairment of its investments in Gabriel Resources Ltd. and Shore Gold Inc. for other than temporary declines in the value of these marketable equity securities.

During 2007, the unrealized value of the Company’s investments in marketable equity securities increased by $191, primarily related to an appreciation in value of Canadian Oil Sands Trust offset by a loss in the value of Gabriel Resources Ltd.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006:

	2007		2006
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$16	$7	$104	$4

The unrealized loss of $7 in 2007 is primarily related to the Company’s investments in two long-term marketable equity securities. While the fair value of these investments has fallen below their respective cost, the Company views these declines as temporary. The Company’s policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value, and the fair values of these investments have not been continuously below cost for the past six months. The Company continues to monitor these investments. The unrealized loss of $4 in 2006 was primarily related to the Company’s investments in two other long-term marketable equity securities. One of these investments was impaired in 2007.

NOTE 16    INVENTORIES

	At December 31,
	2007	2006
In-process	$64	$59
Concentrate	69	6
Precious metals	27	41
Materials, supplies and other	303	270

	$463	$376

The Company recorded aggregate write-downs of $3, $2 and $nil for 2007, 2006 and 2005, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2007 were related to Australia/New Zealand. Write-downs in 2006 were related to Golden Giant (Other Operations). Inventory write-downs are classified as components of Costs applicable to sales.

NOTE 17    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2007	2006
Current:
Stockpiles	$204	$215
Ore on leach pads	169	162

	$373	$377

Long-term:
Stockpiles	$528	$527
Ore on leach pads	260	285

	$788	$812

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company recorded aggregate write-downs of $14, $2 and $9 for 2007, 2006 and 2005, respectively, to reduce the carrying value of stockpiles to net realizable value. Write-downs in 2007 were primarily related to Yanacocha and Australia/New Zealand. The write-down in 2006 was related to Australia/New Zealand. Stockpile write-downs in 2005 were largely related to Nevada and Australia/New Zealand. Stockpile and ore on leach pads write-downs are classified as components of Costs applicable to sales.

NOTE 18    PROPERTY, PLANT AND MINE DEVELOPMENT

		At December 31, 2007			At December 31, 2006
	Depreciable Life	Cost	Accumulated Depreciation and Depletion	Net Book Value	Cost	Accumulated Depreciation and Depletion	Net Book Value
	(in years)
Land	—	$88	$—	$88	$85	$—	$85
Buildings and equipment	1–25	7,786	(4,110)	3,676	6,839	(3,832)	3,007
Mine development	1–25	1,951	(896)	1,055	1,735	(760)	975
Mineral interests	1–25	2,830	(509)	2,321	1,364	(462)	902
Asset retirement cost	1–25	335	(165)	170	288	(141)	147
Construction-in-progress	—	1,830	—	1,830	1,428	—	1,428

		$14,820	$(5,680)	$9,140	$11,739	$(5,195)	$6,544

Leased assets included above in property, plant and mine development	2–11	$378	$(228)	$150	$389	$(251)	$138

		At December 31, 2007			At December 31, 2006
Mineral Interests	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in years)
Production stage	1–25	$766	$(502)	$264	$684	$(452)	$232
Development stage	—	386	––	386	402	(3)	399
Exploration stage	—	1,678	(7)	1,671	278	(7)	271

		$2,830	$(509)	$2,321	$1,364	$(462)	$902

Construction-in-progress during 2007 of $1,830 included $782 at Nevada primarily related to the construction of the power plant as well as leach pads and a new crusher at the Phoenix operation, $242 at Yanacocha primarily related to the construction of the gold mill, $598 at Australia primarily related to the Boddington project, and $178 at Africa primarily related to the Akyem project, the Ahafo North project, power generation projects, and a cyanide recovery circuit.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Exploration stage Mineral Interests increased $1,396 and Development stage Mineral Interests increased $10 in 2007 from the acquisition of Miramar (see Note 13).

NOTE 19    GOODWILL

The carrying amount of goodwill by reporting unit as of December 31, 2007 and 2006 and changes in the carrying amount of goodwill are summarized in the following table:

	Nevada	Australia/ New Zealand	Exploration	Consolidated
Balance at January 1, 2005	$41	$186	$1,129	$1,356
Nevada impairment charge	(41)	—	—	(41)

Balance at December 31, 2005	—	186	1,129	1,315
Boddington acquisition - preliminary	—	23	—	23

Balance at January 1, 2006	—	209	1,129	1,338
Boddington acquisition - final	—	(23)	—	(23)
Pre-acquisition income tax contingency adjustment	—	—	(7)	(7)
Exploration impairment	—	—	(1,122)	(1,122)

Balance at December 31, 2007	$—	$186	$—	$186

In 2007, annual testing for impairment pursuant to FAS No. 142 (comparison of implied goodwill value to carrying value) resulted in a goodwill impairment charge for the Exploration Segment of $1,122. The impairment resulted primarily from (i) a significantly lower assumed annual reserve growth rate (from 4% to 3%), (ii) a significant change in the financial markets resulting in an increase in the discount rate (from 8% to 10%), and (iii) an increase in finding costs due to a combination of increased spending and reduced exploration success.

In 2005, annual testing for impairment resulted in a goodwill impairment charge for the Nevada Segment of $41. The impairment resulted from a reevaluation of future production and operating costs that indicated higher future operating and capital costs.

NOTE 20    DEBT

	At December 31,
	2007		2006
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$22	$212	$21	$235
5 7/8% notes, net of discount	—	597	—	597
8 5/8% debentures, net of discount	—	218	—	217
2014 convertible senior notes	—	575	—	—
2017 convertible senior notes	—	575	—	—
Newmont Australia 7 5/8% guaranteed notes, net of premium	119	—	—	120
PTNNT project financing facility	87	306	87	393
PTNNT shareholder loan	—	—	36	—
Yanacocha credit facility	14	76	10	90
Yanacocha bonds	—	100	—	100
Project financings, capital leases and other	13	24	5	—

	$255	$2,683	$159	$1,752

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Scheduled minimum debt repayments are $255 in 2008, $138 in 2009, $143 in 2010, $322 in 2011, $135 in 2012 and $1,945 thereafter.

Sale-Leaseback of Refractory Ore Treatment Plant

In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada. The lease term is 21 years and aggregate future minimum lease payments, which include interest, were $299 and $335 as of December 31, 2007 and 2006, respectively. Future minimum lease payments are $36 in 2008, $37 in 2009, $36 in 2010, $39 in 2011, $70 in 2012 and $81 thereafter. The lease includes purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. In connection with this transaction, the Company entered into certain interest rate hedging contracts that were settled for a gain of $11, which is recognized as a reduction of interest expense over the term of the lease. Including this gain, the effective interest rate on the borrowing is 6.15%. The related asset is specialized, therefore it is not practicable to estimate the fair value of this debt.

5 7/8% Notes

In March 2005, Newmont issued uncollateralized notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $523 and $556 as of December 31, 2007 and 2006, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this debt.

8 5/8% Debentures

Newmont has outstanding uncollateralized debentures with a principal amount of $223 due May 2011 bearing an annual interest rate of 8.625%. Interest is paid semi-annually in May and November and the debentures are redeemable prior to maturity under certain conditions. Newmont has contracts to hedge the interest rate risk exposure on $100 of these debentures. The Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49% (see Note 14). Using prevailing interest rates on similar instruments, the estimated fair value of these debentures was $238 and $244 as of December 31, 2007, and 2006, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this debt.

2014 and 2017 Convertible Senior Notes

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

In connection with the convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). These transactions included the purchase of call options and the sale of warrants. The purchased call options cover, in the aggregate and subject to customary anti-dilution adjustments, 24,887,956 shares of the Company’s common stock, par value $1.60 per share. The Company

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

sold warrants to purchase, in the aggregate and subject to customary anti-dilution adjustments, 24,887,956 shares of common stock at a price of $60.27 per share. In most cases, the warrants may not be exercised prior to the maturity of the notes. As a result of the call option and warrant transactions, the conversion price of $46.21 was effectively increased to $60.27. The aggregate cost to the Company of the purchased call options was $366, partially offset by $248 that the Company received from the sale of the warrants. The Company has analyzed the Call Spread Transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in paid-in capital and the proceeds of the warrants as an addition to paid-in capital, and the Company will not recognize subsequent changes in fair value of the agreements.

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

Pursuant to the Registration Rights Agreement, the Company agreed to, at its cost and subject to certain rights to suspend use of the shelf registration statement, use commercially reasonable efforts to keep the shelf registration statement effective for a period of two years after the closing of the offering of the notes or until the earlier of (i) the sale or transfer pursuant to a shelf registration statement of all of the notes and common stock issuable upon conversion of the notes, (ii) the date when holders (other than holders that are affiliates of the Company) of the notes and common stock issuable upon conversion of the notes are able to sell all such securities immediately without restriction, and (iii) the date on which all of the notes have been converted or all of the notes and common stock issuable upon conversion of the notes otherwise cease to be outstanding. In the event that the shelf registration statement is not effective for reasons other than the Company’s right to suspend its use, additional interest will accrue at a rate per year equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days until an effective registration statement is re-established. The Company expects that the shelf registration statement will remain effective for the required period of time and accordingly, has not recorded a liability for potential payments resulting from the additional interest provisions of the Registration Rights Agreement.

Newmont Australia 7 5/8% Notes

Newmont Finance Limited (“NFL”) a subsidiary of Newmont Australia Limited (“NAL”) has outstanding notes with a principal amount of $119 due July 2008 bearing an annual interest rate of 7 5 /8% guaranteed by NAL. Interest on the notes is paid semi-annually in arrears in January and July. The estimated fair value of these notes approximates the carrying value as of December 31, 2007 and 2006. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this debt.

PTNNT Shareholder Loans

PTNNT had shareholder subordinated loan agreements (“Shareholder Loans”) with Newmont Indonesia Limited (“NIL”), a wholly-owned subsidiary of Newmont, and Nusa Tenggara Mining Corporation (“NTMC”), an affiliate of Sumitomo Corporation, with substantially the same terms for each shareholder. The loan principal and interest was fully paid on November 30, 2007. Accordingly, total principal outstanding under these Shareholder

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Loans was $nil and $83 as of December 31, 2007 and 2006, respectively. At December 31, 2006, 43.75% or approximately $36 was due to NTMC, an unrelated third-party, and was non-recourse to Newmont, with the remainder payable to a subsidiary consolidated by Newmont. Payments of $36 and $3 were made to NTMC during 2007 and 2006, respectively. Borrowings under the Shareholder Loans were guaranteed by NTP and payable on demand, subject to the Senior Debt subordination terms. The Shareholder Loans were based on the six-month Singapore Interbank Offering Rate (“SIBOR”) plus 3% for principal and SIBOR rate plus 4% for any unpaid accrued interest. The weighted average interest rates were 8.4%, 8.2% and 6.3% during 2007, 2006 and 2005, respectively, and the interest rates were 8.4% and 8.4% as of December 31, 2007 and 2006, respectively.

Newmont and NTMC provide a contingent support line of credit to PTNNT. No funding was required in 2007. Available additional support from NTP’s partners was $65, of which Newmont’s pro-rata share was $37, as of December 31, 2007.

Project Financings

PTNNT Project Financing Facility

PTNNT has a project financing facility with a syndicate of banks. The scheduled repayments of this debt are semi-annual installments of $43 through November 2010 and $22 from May 2011 through November 2013. Amounts outstanding under the project financing were $393 and $480 as of December 31, 2007 and 2006.

The project financing facility is non-recourse to Newmont and substantially all of PTNNT’s assets are pledged as collateral. The carrying value of the property, plant and mine development was $1,428 and $1,456 as of December 31, 2007 and 2006, respectively. Under the terms of the project financing facility, PTNNT maintains an escrow account for the next interest and principal installment due. Such amount totaled $57 and $61 as of December 31, 2007 and 2006, respectively, and was included in Other long-term assets.

The interest rate is based on blended fixed and floating rates and at market rates on December 31, 2007, the weighted average interest rate approximated LIBOR plus 1.6%. The weighted average interest rates were 6.9%, 6.7% and 5.7% during 2007, 2006 and 2005, respectively, and the interest rates were 6.5% and 7.0% as of December 31, 2007 and 2006, respectively. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

Yanacocha

$24 from Banco de Credito del Peru Leasing. During 2007, Yanacocha acquired nine haul trucks through a capital lease agreement with Banco de Credito del Peru. Monthly repayments begin in January 2008 for three years. The lease bears interest at an annual fixed rate of 6.10%.

$4 from Bank of Nova Scotia Leasing. During 2007, Yanacocha signed a $16 capital lease agreement with the Scotia Bank to acquire six haul trucks. As of December 2007, as per the lease agreement, Yanacocha is only committed to the bank for $4. Monthly repayments begin in February 2008 for three years. The lease bears interest at an annual fixed rate of 6.00%.

$100 Credit Facility. During 2006, Yanacocha entered into an uncollateralized $100 bank financing with a syndicate of Peruvian commercial banks. Quarterly repayments commenced in May 2007 ($10 was paid during 2007) with final maturity May 2014. Borrowings under the facility bear interest at a rate of LIBOR plus 1.875%. The loan is non-recourse to Newmont. The estimated fair value of this credit facility approximates the carrying value as of December 31, 2007.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

$100 Bond Program. During 2006, Yanacocha issued $100 of bonds into the Peruvian capital markets under a $200 bond program. The issuance is comprised of $42 of floating interest rate bonds bearing interest at a rate of LIBOR plus 1.4375% and $58 of fixed rate bonds bearing an annual interest of 7.0%. Quarterly repayments commence in July 2010 for six years. The bonds are uncollateralized and are non-recourse to Newmont. The estimated fair value of these bonds approximates the carrying value as of December 31, 2007.

Ahafo

Proposed Financing. In June 2006, Newmont Ghana Gold Limited (“NGGL”), a wholly-owned subsidiary, entered into a $125 project financing with the International Finance Corporation (“IFC”). The financing is comprised of a $75 A-loan funded by the IFC; and a $50 B-loan funded by a syndicate of commercial lenders. The financing contains certain Conditions of Disbursement that must be completed prior to funds being made available. NGGL has not yet drawn down on this facility. Under the current agreement, amounts borrowed under the financing will be collateralized by the assets of the Ahafo project and will be guaranteed by Newmont pending the successful completion of requirements associated with the Project Financial Completion Certificate (“Project Financial Completion”). The loans will require semi-annual payments. The A-loan has a final maturity of October 2018 and borrowings will be subject to an interest rate of LIBOR plus 1.125% pre-completion, and LIBOR plus 2.00% following Project Financial Completion. The B-loan has a final maturity of October 2017 and borrowings will be subject to an interest rate of LIBOR plus 0.80% pre-completion, and LIBOR plus 1.40% post-completion for the first 4-years. The interest rate on the B-loan then increases to LIBOR plus 1.70% (years 5-7); LIBOR plus 1.90% (years 8-9) and LIBOR plus 2.00% (thereafter). Due to various factors, including power disruptions and general increases in operating costs, NGGL has not yet completed the requirements associated with Project Financial Completion. NGGL is currently in discussions with the IFC and the commercial lenders regarding possible changes to the Loan Agreement that may alter the terms and structure of this financing facility.

Corporate Revolving Credit Facilities

The Company has an uncollateralized $2,000 revolving credit facility with a syndicate of commercial banks, which matures in April 2012. The facility contains a letter of credit sub-facility. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at an annual interest rate of LIBOR plus a margin of 0.28% or the lead bank’s prime interest rate. Facility fees accrue at an annual rate of 0.07% of the aggregate commitments. The Company also pays a utilization fee of 0.05% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. As of December 31, 2007 and 2006, the facility fees were 0.07% and 0.09% of the commitment, respectively. There was $440 and $321 outstanding under the letter of credit sub-facility as of December 31, 2007 and 2006, respectively. As of December 31, 2007 we had $2,000 of the credit facility borrowings available.

Debt Covenants

The 5 7/8% notes, Newmont Australia 7 5/8% notes, 8 5/8% debentures, and sale-leaseback of the refractory ore treatment plant debt facilities contain various common public debt covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

In addition to the covenants noted above, the corporate revolving credit facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.5%. Furthermore, the corporate revolving credit facility contains covenants limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Certain of the Company’s project debt facilities contain debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, restricted payments to partners, change of control provisions and limitations of additional permitted debt.

As of December 31, 2007, the Company and its related entities were in compliance with all debt covenants and default provisions.

NOTE 21    EMPLOYEE-RELATED BENEFITS

	At December 31,
	2007	2006
Current:
Accrued payroll and withholding taxes	$79	$76
Peruvian workers’ participation	25	54
Employee pension benefits	6	19
Other post-retirement plans	3	3
Accrued severance	5	5
Other employee-related payables	35	25

	$153	$182

	At December 31,
	2007	2006
Long-term:
Employee pension benefits	$107	$169
Other post-retirement benefit plans	66	77
Accrued severance	33	31
Workers’ participation	9	14
Other employee-related payables	11	18

	$226	$309

Pension Plans

The Company’s pension plans include: (1) two qualified non-contributory defined benefit plans (for salaried employees and substantially all domestic hourly union employees); (2) one non-qualified plan (for salaried employees whose benefits under the qualified plan are limited by federal legislation); (3) two qualified plans for salaried and hourly Canadian employees; (4) one non-qualified plan for employees of PTNNT; (5) an international plan for select employees who are not eligible to participate in the U.S.-based plans because of citizenship; (6) one non-qualified plan for members of the board of directors; (7) one non-qualified plan for former employees under terminated plans; and (8) three qualified plans for salaried and hourly employees of the former Miramar operations, acquired in December 2007. The vesting period for plans identified in (1) and (2) is five years of service. These plans’ benefit formulas are based on an employee’s years of credited service and either (i) such employee’s highest consecutive five years average pay (salaried plan) or (ii) a flat dollar amount adjusted by a service-weighted multiplier (hourly plan). The Canadian plan provides for full vesting of benefits upon remittance and the benefit formula is based on a percentage of annual pay. The PTNNT plan is based on Indonesian Labor Law and provides for benefits to employees at age 55 or if employment is terminated at mine closing. The benefits formula under the Indonesian Labor Law is based on an employee’s current salary and years of service prior to retirement or termination of employment at mine closing. The international retirement

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

plan’s basic and savings accounts have a graded vesting schedule and are fully vested after four years of service. The international retirement plan’s supplemental account is vested after attaining age 55 with 10 years of service or attaining age 62. The plan’s benefit formula is based on a percentage of compensation as defined in the plan document. The former Miramar operation’s plans will continue for current retired members and no additional employees will become eligible for benefits under these plans.

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

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), beginning in 2006, the Act provides a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that is available under Medicare. The Company sponsors retiree health care plans that provide prescription drug benefits to eligible retirees that our plan actuaries have determined are actuarially equivalent to Medicare Part D. The effect of the Act was to decrease post-retirement projected benefit obligation by $6 and $8 in 2007 and 2006, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for the two-year period ended December 31, 2007:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$448	$420	$79	$86
Service cost-benefits earned during the year	18	18	3	3
Interest cost	27	24	5	4
Amendments	—	9	—	(2)
Actuarial loss (gain)	(18)	(7)	(18)	(9)
Foreign currency exchange (gain) loss	(1)	1	—	—
Settlement payments	(31)	—	—	—
Benefits paid	(15)	(17)	(2)	(3)
Plans acquired	19	—	1	—

Projected benefit obligation at end of year	$447	$448	$68	$79

Accumulated Benefit Obligation	$383	$400	N/A	N/A

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$260	$227	$—	$—
Actual return on plan assets	12	28	—	—
Employer contributions	98	24	3	3
Settlement payments	(31)	(2)	—	—
Benefits paid	(15)	(17)	(3)	(3)
Plans acquired	17	—	—	—

Fair value of assets at end of year	$341	$260	$—	$—

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables indicates the combined funded status of qualified and non-qualified plans, in accordance with accounting pronouncements. Assumptions used for IRS purposes differ from those used for accounting purposes. The funded status shown above compares the projected benefit obligation (“PBO”) of all plans, which is an actuarial present value of obligations that takes into account assumptions as to future compensation levels of plan participants, to the fair value of the assets held in trust for the qualified plans. Accumulated benefit obligation (“ABO”), which is an actuarial present value of benefits (whether vested or nonvested) attributed to employees based on employee service and compensation prior to the end of the period presented, is also shown above. The Company is currently planning to contribute $48 to its retirement benefit programs in 2008.

The following is the funding status of the plans—plan assets in excess (deficit) of benefit obligation:

	2007			2006
	PBO	Market value of plan assets	Funded status	PBO	Market value of plan assets	Funded status
Qualified plan - salaried employees	$309	$278	$(31)	$318	$226	$(92)
Non-qualified plan - salaried employees	41	—	(41)	49	—	(49)
Qualified plan - hourly employees	38	45	7	42	33	(9)
Non-qualified plan - Indonesian employees	23	—	(23)	19	—	(19)
Other plans	36	18	(18)	20	1	(19)

	$447	$341	$(106)	$448	$260	$(188)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table provides the net amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Prepaid pension asset	$7	$—	$—	$—
Accrued employee benefit liability	113	188	68	79
Accumulated other comprehensive income:
Net actuarial loss (gain)	81	113	(28)	(10)
Prior service cost	10	11	(7)	(7)

	91	124	(35)	(17)
Less: Income taxes	(32)	(44)	12	6

	$59	$80	$(23)	$(11)

The following table provides the components of the net periodic pension and other benefit costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2007	2006	2005	2007	2006	2005
Service cost	$18	$18	$15	$3	$3	$5
Interest cost	27	24	19	5	4	5
Expected return on plan assets	(22)	(18)	(15)	—	—	—
Amortization of loss	6	8	6	—	—	—
Amortization of prior service cost (credit)	1	1	1	(1)	(1)	(1)
Amendments	—	9	—	—	(2)	—
Settlements	17	—	4	—	—	—

	$47	$42	$30	$7	$4	$9

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

The following table provides the components of the expected recognition in 2008 of amounts in accumulated other comprehensive income:

	Pension Benefits	Other Benefits
Net actuarial loss (gain)	$6	$—
Prior service cost	1	(1)

	$7	$(1)

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	As of December 31,		As of December 31,
	2007	2006	2007	2006
Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	6.8%	5.9%	6.8%	5.9%
Rate of compensation increase	5.0%	4.0%	5.0%	4.0%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	5.9%	5.75%	5.75%	5.9%	5.75%	5.75%
Expected return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Yield curves matching our benefit obligations were derived using a cash flow analysis under the Citigroup pension discount curve. The Citigroup pension discount curve shows the relationship between interest rates and duration for hypothetical zero coupon investments. Under this approach, Treasury par curve data is used to set the shape of the yield curve and calculate the AA corporate spot yield at each maturity. The resulting curve was used to identify a discount rate for the Company of 6.8% and 5.9% in 2007 and 2006, respectively, based on the timing of future benefit payments. The decision to use 8% as the expected long-term return on plan assets was made based on an analysis of the actual plan asset returns over multiple time horizons and review of assumptions used by other U.S. corporations with defined benefit plans of similar size and investment strategy and is reviewed periodically by the audit committee. The average actual return on plan assets during the 19 years ended December 31, 2007 approximated 10%.

The pension plan employs several independent investment firms which invest the assets of the plan in certain approved funds that correspond to specific asset classes with associated target allocations. Depending upon actual sector performance, the assets in the plan are periodically rebalanced to match the established target levels for the asset classes. The goal of the pension fund investment program is to achieve expected rates of return consistent with the investment risk associated with the approved investment portfolio. The investment performance of the plan and that of the individual investment firms is measured against recognized market indices. This performance is monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. The performance of the plan is reviewed annually with the Audit Committee of the Company’s board of directors. The following is a summary of the target asset allocations for 2007 and the actual asset allocation at December 31, 2007.

Asset Allocation	Target	Actual at December 31, 2007
U.S. equity investments	45%	40%
International equity investments	20%	20%
Fixed income investments	35%	35%
Cash	—%	5%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The assumed health care cost trend rate to measure the expected cost of benefits was 9% for 2008, 8% for 2009, 7% for 2010, 6% for 2011, 5% for 2012 and each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage- point Increase	One-percentage- point Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	$9	$(7)

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

	Pension Benefits	Other Benefit Plans
2008	$25	$3
2009	22	3
2010	24	3
2011	22	4
2012	32	4
2013 through 2017	162	23

	$287	$40

Savings Plans

The Company has two qualified defined contribution savings plans, one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% and 5% of base salary for the salaried (including non-union hourly employees) and hourly plans, respectively. Matching contributions are made with Newmont stock; however, no holding restrictions are placed on such contributions, which totaled $13 in 2007, $11 in 2006 and $10 in 2005.

NOTE 22    STOCK BASED COMPENSATION

Employee Stock Options

The Company has a Stock Incentive Plan (“Stock Plan”) for executives and eligible employees. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than fair market value of the underlying stock at the date of grant. Fair market value of a share of common stock as of the grant date is the average of the high and low sales prices for a share of the Company’s common stock on the New York Stock Exchange. The Company also maintains prior stock plans, but no longer grants awards under these plans. Options granted under the Company’s stock plans vest over periods ranging from two to four years and are exercisable over a period of time not to exceed 10 years from grant date. As of December 31, 2007, 15,345,532 shares were available for future grants under the Stock Plan. During 2007, 2006 and 2005, 1,066,500, 1,238,750 and 2,002,638 stock option awards were granted, respectively.

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

	2007	2006	2005	2004	2003
Weighted-average risk-free interest rates	4.6%	4.9%	4.2%	3.4%	3.7%
Dividend yields	1.0%	0.7%	1.0%	0.8%	0.5%
Expected lives in years	5	5	4	4	8
Volatility	32%	34%	38%	41%	44%

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,503,608	$39.08	9,433,669	$35.90	9,209,914	$34.11
Granted	1,066,500	$42.06	1,238,750	$57.71	2,002,638	$41.67
Exercised	(1,706,303)	$29.93	(2,397,816)	$31.50	(1,517,601)	$44.40
Forfeited and expired	(628,991)	$46.30	(770,995)	$53.23	(261,282)	$49.40

Outstanding at end of year	6,234,814	$41.09	7,503,608	$39.08	9,433,669	$35.90

Options exercisable at year-end	4,687,127	$39.15	5,333,035	$34.60	5,920,180	$32.58

Weighted-average fair value of options granted during the year	$13.36		$19.76		$14.39

The following table summarizes information about stock options outstanding as of December 31, 2007, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 to $20	432,631	1.6	$18.67	432,631	$18.67
$20 to $30	1,074,327	4.1	$25.83	1,074,327	$25.83
$30 to $40	528,961	7.3	$38.05	474,295	$38.05
$40 to $50	3,204,493	7.5	$44.60	2,174,799	$45.54
$50+	994,402	8.2	$57.65	531,075	$57.60

	6,234,814	5.8	$41.09	4,687,127	$39.15

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

As of December 31, 2007, there was $19 of unrecognized compensation cost related to 1,547,687 unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The total intrinsic value of options exercised in 2007, 2006 and 2005 was $31, $54 and $25, respectively. The aggregate intrinsic value of outstanding stock options was $58 at December 31, 2007. The aggregate intrinsic value of the exercisable options was $51.

The following stock options vested in each of the three years ended December 31:

	2007	2006	2005
Stock options vested	1,447,26	2,175,307	2,147,485
Weighted-average exercise price	$46.92	$40.10	$38.55

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123(R) to options granted under our stock option plans in 2005:

Year Ended December 31, 2005
Net income, as reported	$322
Less: Compensation expense determined under the fair value method, net of tax	(19)

Pro forma net income	$303

Net income per common share, basic:
As reported	$0.72
Pro forma net income	$0.68

Net income per common share, diluted:
As reported	$0.72
Pro forma net income	$0.68

Other Stock-Based Compensation

The Company grants restricted stock to certain employees upon achievement of certain financial and operating thresholds at fair market value on the grant date. Prior to vesting, these shares of restricted stock are subject to certain restrictions related to ownership and transferability. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. In 2007, 2006, and 2005, 175,114, 102,491, and 169,661 shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $44, $58, and $45, respectively. As of December 31, 2007, 126,916, 32,891 and 29,599 shares remained unvested for the 2007, 2006 and 2005 grants, respectively. The shares of restricted stock vest in three equal increments over three years from the date of grant.

Restricted stock units are granted upon achievement of certain financial and operating thresholds to employees in certain foreign jurisdictions. In 2007, 2006, and 2005 the Company granted 20,212, 19,181, and 27,386 restricted stock units, respectively, at the weighted-average fair market value of $45, $58 and $45, respectively, per underlying share of the Company’s common stock. As of December 31, 2007, 5,493, 2,502 and 1,494 shares remain unvested for the 2007, 2006 and 2005 grants, respectively. These restricted stock units vest in three equal increments over three years from the date of grant. Prior to vesting, holders of restricted stock units are not entitled to vote the underlying shares or receive dividends. Upon vesting, the employee is entitled to receive for each restricted stock unit one share of the Company’s common stock and an amount equivalent to accrued dividends.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company grants deferred stock awards to certain other employees. The deferred stock awards vest over periods between two to three years. In 2007, 2006 and 2005, the Company granted deferred stock awards of 365,776, 237,946, and 165,251 shares of the Company’s common stock, respectively, at weighted-average fair market values of $42, $58, and $41 per share, respectively. As of December 31, 2007, 342,934, 122,959 and 16,662 shares remained unvested for the 2007, 2006 and 2005 awards, respectively. Prior to vesting, holders of deferred stock are not entitled to vote the underlying shares or receive dividends. Upon vesting, the employee is entitled to receive the number of shares of the Company’s common stock specified in the deferred stock award.

In 2007, 474,612 other stock based compensation awards vested. The total fair value of other stock-based compensation awards that vested in 2007, 2006 and 2005 was $21, $20 and $15, respectively.

At December 31, 2007, there was $21 of unrecognized compensation costs related to the unvested other stock-based compensation awards.

The Company recognized stock options and other stock based compensation as follows:

	Year Ended December 31,
	2007	2006	2005
Stock options	$17	$29	$—
Restricted stock	4	—	9
Restricted stock units	1	—	1
Deferred stock awards	9	8	5

	$31	$37	$15

NOTE 23    OTHER LIABILITIES

	At December 31,
	2007	2006
Other current liabilities:
Accrued capital expenditures	$172	$128
Accrued operating costs	147	156
Deferred income tax	131	9
Reclamation and remediation costs	71	77
Interest	40	34
Royalties	34	39
Taxes other than income and mining	23	18
Deferred revenue	3	9
Other	41	45

	$662	$515

	At December 31,
	2007	2006
Other long-term liabilities:
Income taxes (Note 32)	$113	$54
Deferred revenue from the sale of future product	—	47
Derivative instruments	3	—
Other	34	34

	$150	$135

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 24    RECLAMATION AND REMEDIATION (ASSET RETIREMENT OBLIGATIONS)

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

As of December 31, 2007 and 2006, $569 and $513, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. As of December 31, 2007 and 2006, $125 and $85, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance January 1, 2006	$499
Additions, change in estimates and other	122
Liabilities settled	(60)
Acquisition/Disposition of liability, net	7
Accretion expense	30

Balance December 31, 2006	598
Additions, change in estimates and other	95
Liabilities settled	(54)
Acquisition/Disposition of liability, net	18
Accretion expense	37

Balance December 31, 2007	$694

The current portions of Reclamation and remediation liabilities of $71 and $77 as of December 31, 2007 and 2006, respectively, are included in Other current liabilities.

The Company recorded $29, $47 and $38 of reclamation and remediation expense for 2007, 2006 and 2005, respectively, for properties associated with former mining activities (see Note 6).

Additions to reclamation in 2007 of $95 include additions from a former mining operation, Resurrection, of $24 primarily due to assumption of liabilities to settle litigation for water treatment costs related to remedial activities in exchange for future compensation, additions to Batu Hijau of $22 primarily due to increased waste dump reclamation areas due to mine expansion, additions to Ghana of $15, Nevada at the Phoenix mine of $12, and Yanacocha of $8, primarily due to increased disturbance area related to mine expansion, additions to a former mining operation, Empire Mine, of $8 primarily due to an investigation that indicated a need for additional reclamation work and other additions of $6 primarily related to mine expansion.

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

NOTE 25    ACCUMULATED OTHER COMPREHENSIVE INCOME

	At December 31,
	2007	2006
Unrealized gain on marketable equity securities, net of $161 and $142 tax expense, respectively	$791	$678
Foreign currency translation adjustments	181	43
Pension liability adjustments, net of $32 and $44 tax benefit, respectively	(59)	(80)
Other post-retirement benefit adjustments, net of $12 and $6 tax expense, respectively	23	11
Changes in fair value of cash flow hedge instruments, net of tax and minority interests of $9 and $13, respectively	21	21

	$957	$673

NOTE 26    RELATED PARTY TRANSACTIONS

Newmont had transactions with EGR, AGR and Finorafa, a subsidiary of EGR, as follows:

	Years Ended December 31,
	2007	2006	2005
Gold and silver sales:
Finorafa	$135	$66	$—
AGR	$9	$—	$—
Refining fees paid:
EGR	$2	$3	$3
AGR	$2	$1	$1

See Note 10 for a discussion of Newmont’s investment in EGR and AGR.

NOTE 27    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash (used in) provided from operating activities attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2007	2006	2005
Decrease (increase) in operating assets:
Trade and accounts receivable	$17	$(110)	$(62)
Inventories, stockpiles and ore on leach pads	(95)	(382)	(178)
Other assets	6	(25)	(29)
(Decrease) increase in operating liabilities
Accounts payable and other accrued liabilities	(629)	230	94
Reclamation liabilities	(54)	(60)	(48)

	$(755)	$(347)	$(223)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The decrease in accounts payable and other accrued liabilities in 2007 includes $276 from the settlement of pre-acquisition Australian income taxes of Normandy and $174 from the final settlement of copper collar contracts.

NOTE 28    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2007	2006	2005
Income taxes, net of refunds	$324	$403	$292
Interest, net of amounts capitalized	$88	$96	$84

Noncash Investing Activities and Financing Activities

In March 2007, the Company completed an agreement with Oxiana Resources (“Oxiana”) and Agincourt Resources (“Agincourt”) in connection with Oxiana’s offer to acquire Agincourt. The transaction followed the Company’s sale in 2006 of the Martabe project to Agincourt in exchange for Agincourt shares, and as a result, the Company received Oxiana shares classified as marketable equity securities valued at $64 in return for its 43 million Agincourt shares classified as marketable equity securities.

In December 2007, the Company sold its royalty portfolio for total cash consideration of $1,197 less $21 in expenses of which $11 is expected to be paid in 2008. Newmont also sold its Pajingo operation for total consideration of $23 which includes $10 received in cash in 2007, $4 received in shares of Heemskirk Consolidated Ltd, classified as marketable equity securities (see Note 11), and $4 cash and $5 in Heemskirk Consolidated Ltd shares to be received in 2008 which is recorded in Accounts receivable.

In 2007, Minera Yanacocha entered into mining equipment leases that resulted in non-cash increases to Property, plant and mine development, net and Long-term debt of $28.

In 2006 and 2005, the Company delivered 161,111 ounces of gold in connection with the prepaid forward sales obligation, resulting in a noncash reduction in debt of $48 each year.

NOTE 29    OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2017. Future minimum annual lease payments are $5 in 2008, $4 in 2009, $5 in 2010 and 2011, $2 in 2012 and $10 thereafter, totaling $31. Rent expense for 2007, 2006 and 2005 was $21, $17 and $12, respectively.

NOTE 30    SEGMENT AND RELATED INFORMATION

Newmont predominantly operates in a single industry, namely exploration for and production of gold. Newmont’s major operations include Nevada, Yanacocha, Australia/New Zealand, Batu Hijau and Africa. Newmont also has an Exploration Segment.

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

During 2007, Newmont made certain reclassifications in its segment reporting presentation for 2006 and 2005 to conform to changes in presentation reflected in internal management reporting and the discontinuation of the Merchant Banking Segment. The presentation of Newmont’s segments for 2007, 2006 and 2005 incorporates the following:

•	The Other Operations reportable segment includes the Golden Giant, La Herradura, and Kori Kollo gold operations.

•

The Golden Grove copper operation, the Merchant Banking Segment and the Pajingo, Zarafshan, Holloway and Golden Grove gold operations have been reclassified to discontinued operations for all periods presented.

•	World Gold Council dues, which were previously reported in General and administrative have been reclassified to Other expense, net for all periods presented.

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Year Ended December 31, 2007
Sales, net:
Gold	$1,616	$1,093	$809	$351	$306	$129
Copper	$—	$—	$—	$1,221	$—	$—
Cost applicable to sales:
Gold	$1,036	$540	$573	$120	$177	$61
Copper	$—	$—	$—	$471	$—	$—
Loss on settlement of price-capped forward sales contracts	$—	$—	$—	$—	$—	$—
Midas redevelopment	$11	$—	$—	$—	$—	$—
Depreciation, depletion and amortization:
Gold	$220	$160	$109	$25	$43	$17
Copper	$—	$—	$—	$96	$—	$—
Other	$—	$—	$3	$—	$—	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$7	$9	$6	$—	$15	$—
Write-down of goodwill	$—	$—	$—	$—	$—	$—
Write-down of investments	$—	$—	$—	$—	$—	$—
Write-down of long-lived and other assets	$—	$2	$2	$—	$—	$—
Other income	$10	$16	$(8)	$9	$4	$7
Interest expense, net	$—	$3	$—	$37	$1	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$325	$363	$81	$829	$73	$65
Equity (loss) income of affiliates	$—	$—	$(7)	$—	$—	$—
Capital expenditures	$588	$253	$597	$74	$134	$13

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Total Operations	Exploration	Corporate and Other	Consolidated
Year Ended December 31, 2007
Sales, net:
Gold	$4,304	$—	$1	$4,305
Copper	$1,221	$—	$—	$1,221
Cost applicable to sales:
Gold	$2,507	$—	$—	$2,507
Copper	$471	$—	$—	$471
Loss on settlement of price-capped forward sales contracts	$—	$—	$531	$531
Midas redevelopment	$11	$—	$—	$11
Depreciation, depletion and amortization:
Gold	$574	$—	$—	$574
Copper	$96	$—	$—	$96
Other	$3	$1	$21	$25
Exploration	$—	$177	$—	$177
Advanced projects, research and development	$37	$—	$25	$62
Write-down of goodwill	$—	$1,122	$—	$1,122
Write-down of investments	$—	$—	$46	$46
Write-down of long-lived and other assets	$4	$—	$—	$4
Other income	$38	$2	$104	$144
Interest expense, net	$42	$—	$63	$105
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,736	$(1,300)	$(788)	$(352)
Equity (loss) income of affiliates	$(7)	$—	$6	$(1)
Capital expenditures	$1,659	$—	$11	$1,670

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Year Ended December 31, 2006
Sales, net:
Gold	$1,441	$1,543	$709	$264	$124	$160
Copper	$—	$—	$—	$671	$—	$—
Cost applicable to sales:
Gold	$980	$498	$458	$91	$60	$59
Copper	$—	$—	$—	$308	$—	$—
Depreciation, depletion and amortization:
Gold	$180	$172	$91	$20	$19	$18
Copper	$—	$—	$—	$66	$—	$—
Other	$—	$—	$3	$—	$—	$1
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$10	$6	$2	$2	$28	$1
Write-down of long-lived assets	$—	$2	$—	$—	$—	$—
Other income	$22	$19	$7	$(45)	$1	$46
Interest expense, net	$—	$12	$—	$44	$(1)	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$270	$808	$135	$357	$19	$105
Equity income of affiliates	$—	$—	$(1)	$—	$—	$—
Capital expenditures	$705	$269	$192	$106	$234	$11

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Total Operations	Exploration	Corporate and Other	Consolidated
Year Ended December 31, 2006
Sales, net:
Gold	$4,241	$—	$(30)	$4,211
Copper	$671	$—	$—	$671
Cost applicable to sales:
Gold	$2,146	$—	$—	$2,146
Copper	$308	$—	$—	$308
Depreciation, depletion and amortization:
Gold	$500	$—	$—	$500
Copper	$66	$—	$—	$66
Other	$4	$3	$16	$23
Exploration	$—	$166	$—	$166
Advanced projects, research and development	$49	$—	$32	$81
Write-down of long-lived assets	$2	$—	$1	$3
Other income	$50	$6	$(3)	$53
Interest expense, net	$56	$—	$41	$97
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,694	$(164)	$(280)	$1,250
Equity income of affiliates	$(1)	$—	$3	$2
Capital expenditures	$1,517	$—	$20	$1,537

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Year Ended December 31, 2005
Sales, net:
Gold	$1,053	$1,490	$631	$318	$—	$153
Copper	$—	$—	$—	$672	$—	$—
Cost applicable to sales:
Gold	$807	$487	$450	$109	$—	$79
Copper	$—	$—	$—	$303	$—	$—
Depreciation, depletion and amortization:
Gold	$124	$205	$93	$34	$—	$20
Copper	$—	$—	$—	$87	$—	$—
Other	$—	$—	$3	$—	$1	$2
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$—	$8	$—	$2	$20	$7
Write-down of goodwill	$41	$—	$—	$—	$—	$—
Write-down of long-lived assets	$—	$—	$2	$—	$—	$38
Other income	$8	$9	$7	$7	$—	$6
Interest expense, net	$—	$1	$—	$43	$—	$—
Pre-tax income (loss) before minority interest and equity income of affiliates	$61	$799	$76	$419	$(21)	$7
Equity income of affiliates	$—	$—	$(2)	$—	$—	$—
Capital expenditures	$479	$225	$86	$65	$276	$24

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Total Operations	Exploration	Corporate and Other	Consolidated
Year Ended December 31, 2005
Sales, net:
Gold	$3,645	$—	$(52)	$3,593
Copper	$672	$—	$—	$672
Cost applicable to sales:
Gold	$1,932	$—	$—	$1,932
Copper	$303	$—	$—	$303
Depreciation, depletion and amortization:
Gold	$476	$—	$—	$476
Copper	$87	$—	$—	$87
Other	$6	$4	$16	$26
Exploration	$—	$143	$—	$143
Advanced projects, research and development	$37	$—	$18	$55
Write-down of goodwill	$41	$—	$—	$41
Write-down of long-lived assets	$40	$—	$1	$41
Other income	$37	$—	$69	$106
Interest expense, net	$44	$—	$53	$97
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,341	$(143)	$(274)	$924
Equity income of affiliates	$(2)	$—	$6	$4
Capital expenditures	$1,155	$—	$49	$1,204

	At December 31,
	2007	2006
Goodwill:
Australia/New Zealand	$186	$209
Exploration	—	1,129

	$186	$1,338

Total assets:
Nevada	$3,104	$2,652
Yanacocha	1,908	1,842
Australia/New Zealand	1,876	1,347
Batu Hijau	2,471	2,441
Africa	1,082	964
Hope Bay	1,566	—
Other operations	157	163
Exploration	24	1,150
Corporate and other	3,386	3,050

Total assets from continuing operations	15,574	13,609
Assets held for sale	24	1,992

	$15,598	$15,601

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Revenues from export and domestic sales were as follows:

	Years Ended December 31,
	2007	2006	2005
Europe	$3,837	$4,053	$3,378
India	101	76	277
Indonesia	512	85	96
Japan	562	355	267
Korea	248	154	172
Other	266	159	75

	$5,526	$4,882	$4,265

Long-lived assets, excluding deferred tax assets, in the United States and other countries are as follows:

	At December 31,
	2007	2006
United States(1)	$4,589	$6,578
Australia	1,446	947
Canada	1,513	357
Indonesia	1,801	1,866
Peru	1,355	1,227
Ghana	974	1,021
Other	221	187

	$11,899	$12,183

(1)	Goodwill allocated to Exploration in 2006 (see Note 19) is global in nature and was allocated to the United States, the Company’s headquarters.

The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous gold market traders worldwide. In 2007, 2006 and 2005, sales to one customer, Bank of Nova Scotia, totaled approximately $876 or 16% of total gold sales, approximately $894 or 21% of total gold sales, and approximately $1,214 or 33% of total gold sales, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 31    CONSOLIDATING FINANCIAL STATEMENTS

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

	For the Year Ended December 31, 2007
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$3,181	$1,124	$—	$4,305
Sales - copper, net	—	1,221	—	—	1,221

	—	4,402	1,124	—	5,526

Costs and expenses
Costs applicable to sales (exclusive of loss on settlement of price-capped forward sales contracts, Midas redevelopment and depreciation, depletion and amortization shown separately below)
Gold	—	1,756	769	(18)	2,507
Copper	—	471	—	—	471
Loss on settlement of price-capped forward sales	—	531	—	—	531
Midas redevelopment	—	11	—	—	11
Depreciation, depletion and amortization	—	541	155	(1)	695
Exploration	—	113	64	—	177
Advanced projects, research and development	—	34	30	(2)	62
General and administrative	—	118	4	21	143
Write-down of goodwill	—	—	1,122	—	1,122
Write-down of investments	—	—	46	—	46
Write-down of long-lived and other assets	—	1	3	—	4
Other expense, net	—	129	19	—	148

	—	3,705	2,212	—	5,917

Other income (expense)
Other income (expense), net	35	96	13	—	144
Interest income - intercompany	210	52	—	(262)	—
Interest expense - intercompany	(7)	—	(255)	262	—
Interest expense, net	(49)	(44)	(12)	—	(105)

	189	104	(254)	—	39

(Loss)Income from continuing operations before taxes, minority interest and equity (loss) income of affiliates	189	801	(1,342)	—	(352)
Income tax (expense) benefit	(56)	38	(182)	—	(200)
Minority interest in income of subsidiaries	—	(451)	321	(280)	(410)
Equity (loss) income of affiliates	(1,096)	4	(236)	1,327	(1)

(Loss) income from continuing operations	(963)	392	(1,439)	1,047	(963)
(Loss) income from discontinued operations	(923)	(124)	(760)	884	(923)

Net (loss) income	$(1,886)	$268	$(2,199)	$1,931	$(1,886)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2006
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$3,342	$869	$—	$4,211
Sales - copper, net	—	671	—	—	671

	—	4,013	869	—	4,882

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,616	540	(10)	2,146
Copper	—	308	—	—	308
Depreciation, depletion and amortization	—	475	114	—	589
Exploration	—	120	46	—	166
Advanced projects, research and development	—	44	36	1	81
General and administrative	—	125	3	8	136
Write-down of long-lived assets	—	3	—	—	3
Other expense	37	113	9	—	159

	37	2,804	748	(1)	3,588

Other income (expense)
Other income	13	6	34	—	53
Interest income - intercompany	121	79	—	(200)	—
Interest expense - intercompany	(7)	—	(193)	200	—
Interest expense, net	(27)	(62)	(8)	—	(97)

	100	23	(167)	—	(44)

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	63	1,232	(46)	1	1,250
Income tax (expense) benefit	(54)	(303)	31	—	(326)
Minority interest in income of subsidiaries	—	(364)	(17)	18	(363)
Equity income (loss) of affiliates	554	—	119	(671)	2

Income (loss) from continuing operations	563	565	87	(652)	563
Income (loss) from discontinued operations	228	(65)	208	(143)	228

Net income (loss)	$791	$500	$295	$(795)	$791

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2005
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales - gold, net	$—	$2,962	$631	$—	$3,593
Sales - copper, net	—	672	—	—	672

	—	3,634	631	—	4,265

Costs and expenses
Costs applicable to sales (exclusive of depreciation, depletion and amortization shown separately below)
Gold	—	1,483	456	(7)	1,932
Copper	—	303	—	—	303
Depreciation, depletion and amortization	—	489	100	—	589
Exploration	—	97	46	—	143
Advanced projects, research and development	—	25	28	2	55
General and administrative	—	110	6	4	120
Write-down of goodwill	—	41	—	—	41
Write-down of long-lived assets	—	—	41	—	41
Other	—	116	10	—	126

	—	2,664	687	(1)	3,350

Other income (expense)
Other income	11	63	32	—	106
Interest income - intercompany	118	45	1	(164)	—
Interest expense - intercompany	(7)	—	(157)	164	—
Interest expense, net	(31)	(58)	(8)	—	(97)

	91	50	(132)	—	9

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	91	1,020	(188)	1	924
Income tax (expense) benefit	(12)	(380)	122	—	(270)
Minority interest in income of subsidiaries	—	(384)	(4)	8	(380)
Equity income (loss) of affiliates	199	—	66	(261)	4

Income (loss) from continuing operations	278	256	(4)	(252)	278
Income (loss) from discontinued operations	44	9	34	(43)	44

Net income (loss)	$322	$265	$30	$(295)	$322

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2007
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$790	$441	$—	$1,231
Marketable securities and other short-term investments	—	3	58	—	61
Trade receivables	—	174	3	—	177
Accounts receivable	1,407	1,730	405	(3,374)	168
Inventories	—	378	85	—	463
Stockpiles and ore on leach pads	—	330	43	—	373
Deferred income tax assets	—	89	23	—	112
Other current assets	1	51	35	—	87

Current assets	1,408	3,545	1,093	(3,374)	2,672
Property, plant and mine development, net	—	5,189	3,971	(20)	9,140
Investments	—	7	1,520	—	1,527
Investments in subsidiaries	4,299	22	772	(5,093)	—
Long-term stockpiles and ore on leach pads	—	718	70	—	788
Deferred income tax assets	119	680	228	—	1,027
Other long-term assets	4,037	329	131	(4,263)	234
Goodwill	—	—	186	—	186
Assets of operations held for sale	—	2	22	—	24

Total assets	$9,863	$10,492	$7,993	$(12,750)	$15,598

Liabilities
Current portion of long-term debt	$—	$135	$120	$—	$255
Accounts payable	456	1,795	1,459	(3,371)	339
Employee-related benefits	—	111	42	—	153
Derivative instruments	—	1	2	—	3
Income and mining taxes	66	(49)	71	—	88
Other current liabilities	20	301	347	(6)	662

Current liabilities	542	2,294	2,041	(3,377)	1,500
Long-term debt	1,747	935	1	—	2,683
Reclamation and remediation liabilities	—	456	167	—	623
Deferred income tax liabilities	66	357	602	—	1,025
Employee-related benefits	2	193	31	—	226
Other long-term liabilities	263	113	4,058	(4,284)	150
Liabilities of operations held for sale	41	262	91	—	394

Total liabilities	2,661	4,610	6,991	(7,661)	6,601

Minority interest in subsidiaries	—	1,467	273	(291)	1,449

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	696	—	—	—	696
Additional paid-in capital	6,350	2,647	2,434	(4,735)	6,696
Accumulated other comprehensive income (loss)	957	(28)	517	(489)	957
Retained (deficit) earnings	(801)	1,796	(2,283)	487	(801)

Total stockholders’ equity	7,202	4,415	729	(4,798)	7,548

Total liabilities and stockholders’ equity	$9,863	$10,492	$7,993	$(12,750)	$15,598

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2006
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$1,040	$126	$—	$1,166
Marketable securities and other short-term investments	1	28	80	—	109
Trade receivables	—	139	3	—	142
Accounts receivable	1,817	587	636	(2,834)	206
Inventories	—	293	83	—	376
Stockpiles and ore on leach pads	—	339	38	—	377
Deferred income tax assets	—	100	56	—	156
Other current assets	—	66	27	—	93

Current assets	1,818	2,592	1,049	(2,834)	2,625
Property, plant and mine development, net	—	4,724	1,836	(16)	6,544
Investments	—	281	1,038	—	1,319
Investments in subsidiaries	6,256	111	4,347	(10,714)	—
Long-term stockpiles and ore on leach pads	—	756	56	—	812
Deferred income tax assets	43	478	272	—	793
Other long-term assets	1,749	1,104	198	(2,873)	178
Goodwill	—	—	1,338	—	1,338
Assets of operations held for sale	—	23	1,969	—	1,992

Total assets	$9,866	$10,069	$12,103	$(16,437)	$15,601

Liabilities
Current portion of long-term debt	$—	$154	$5	$—	$159
Accounts payable	47	2,376	750	(2,833)	340
Employee-related benefits	—	147	35	—	182
Derivative instruments	—	173	1	—	174
Income and mining taxes	85	(54)	306	—	337
Other current liabilities	9	360	147	(1)	515

Current liabilities	141	3,156	1,244	(2,834)	1,707
Long-term debt	597	1,035	120	—	1,752
Reclamation and remediation liabilities	—	404	117	—	521
Deferred income tax liabilities	53	187	361	25	626
Employee-related benefits	1	283	25	—	309
Other long-term liabilities	258	145	2,752	(3,020)	135
Liabilities of operations held for sale	—	4	112	—	116

Total liabilities	1,050	5,214	4,731	(5,829)	5,166

Minority interest in subsidiaries	—	1,140	343	(385)	1,098

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	677	—	—	—	677
Additional paid-in capital	6,182	2,219	5,167	(6,865)	6,703
Accumulated other comprehensive income	673	19	427	(446)	673
Retained earnings	1,284	1,477	1,374	(2,851)	1,284

Total stockholders’ equity	8,816	3,715	7,029	(10,223)	9,337

Total liabilities and stockholders’ equity	$9,866	$10,069	$12,103	$(16,437)	$15,601

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2007
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net (loss) income	$(1,886)	$268	$(2,199)	$1,931	$(1,886)
Adjustments to reconcile net income to net cash provided by operating activities	871	1,138	3,088	(1,931)	3,166
Net change in operating assets and liabilities	66	(549)	(272)	—	(755)

Net cash (used in) provided from continuing operations	(949)	857	617	—	525
Net cash provided from discontinued operations	—	27	111	—	138

Net cash (used in) provided from operations	(949)	884	728	—	663

Investing activities:
Additions to property, plant and mine development	—	(940)	(730)	—	(1,670)
Proceeds from sale of marketable debt securities	—	224	—	—	224
Investments in marketable debt and equity securities	—	(222)	(36)	—	(258)
Acquisitions	—	—	(953)	—	(953)
Cash received on repayment of Batu Hijau carried interest	—	161	—	—	161
Other	—	24	5	—	29

Net cash used in investing activities of continuing operations	—	(753)	(1,714)	—	(2,467)
Net cash provided from investing activities of discontinued operations	1	122	1,231	—	1,354

Net cash provided from (used in) investing activities	1	(631)	(483)	—	(1,113)

Financing activities:
Net borrowings (repayments)	1,196	(239)	15	—	972
Dividends paid to minority interests	—	(270)	—	—	(270)
Dividends paid to common stockholders	(181)	—	—	—	(181)
Proceeds from stock issuance	51	—	—	—	51
Purchase of Company share call options	(366)	—	—	—	(366)
Issuance of Company share warrants	248	—		—	248
Change in restricted cash and other	—	6	5	—	11

Net cash provided from (used in) financing activities of continuing operations	948	(503)	20	—	465

Effect of exchange rate changes on cash	—	—	50	—	50

Net change in cash and cash equivalents	—	(250)	315	—	65
Cash and cash equivalents at beginning of period	—	1,040	126	—	1,166

Cash and cash equivalents at end of period	$—	$790	$441	$—	$1,231

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2006
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$791	$505	$281	$(786)	$791
Adjustments to reconcile net income to net cash provided by operating activities	(826)	887	(162)	786	685
Change in operating assets and liabilities	64	(354)	(57)	—	(347)

Net cash provided from continuing operations	29	1,038	62	—	1,129
Net cash (used in) provided from discontinued operations	—	(12)	108	—	96

Net cash provided from operations	29	1,026	170	—	1,225

Investing activities:
Additions to property, plant and mine development	—	(1,116)	(421)	—	(1,537)
Proceeds from sale of marketable debt securities	—	2,216	—	—	2,216
Investments in marketable debt and equity securities	—	(1,442)	(51)	—	(1,493)
Acquisitions	—	—	(348)	—	(348)
Other	—	12	8	—	20

Net cash used in investing activities of continuing operations	—	(330)	(812)	—	(1,142)
Net cash provided from investing activities of discontinued operations	48	3	287	—	338

Net cash provided from (used in) investing activities	48	(327)	(525)	—	(804)

Financing activities:
Net borrowings (repayments)	6	(311)	392	—	87
Dividends paid to minority interests	—	(264)	—	—	(264)
Dividends paid to common stockholders	(168)	—	(12)	—	(180)
Proceeds from stock issuance	78	—	—	—	78
Early extinguishment of prepaid forward sales obligation	—	(48)	—	—	(48)
Change in restricted cash and other	6	(12)	—	—	(6)

Net cash (used in) provided from financing activities of continuing operations	(78)	(635)	380	—	(333)
Net cash used in financing activities of discontinued operations	—	(7)	—	—	(7)

Net cash (used in) provided from financing activities	(78)	(642)	380	—	(340)

Effect of exchange rate changes on cash	—	4	(1)	—	3

Net change in cash and cash equivalents	(1)	61	24	—	84
Cash and cash equivalents at beginning of period	1	979	102	—	1,082

Cash and cash equivalents at end of period	$—	$1,040	$126	$—	$1,166

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2005
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$322	$265	$27	$(292)	$322
Adjustments to reconcile net income to net cash provided by operating activities	(253)	1,126	(95)	292	1,070
Change in operating assets and liabilities	8	(211)	(20)	—	(223)

Net cash provided from (used in) continuing operations	77	1,180	(88)	—	1,169
Net cash (used in) provided from discontinued operations	––	(7)	81	—	74

Net cash from operations	77	1,173	(7)	—	1,243

Investing activities:
Additions to property, plant and mine development	—	(848)	(356)	—	(1,204)
Proceeds from sale of marketable debt securities	––	3,145	––	––	3,145
Investments in marketable debt and equity securities	—	(3,146)	(145)	—	(3,291)
Investments in affiliates	(49)	––	––	49	––
Other	––	38	2	—	40

Net cash (used in) provided from investing activities of continuing operations	(49)	(811)	(499)	49	(1,310)
Net cash (used in) provided from investing activities of discontinued operations	––	(10)	343	––	333

Net cash (used in) provided by investing activities	(49)	(821)	(156)	49	(977)

Financing activities:
Net borrowings (repayments)	98	127	141	—	366
Dividends paid to minority interests	––	(186)	––	––	(186)
Dividends paid to common stockholders	(169)	—	(10)	—	(179)
Proceeds from stock issuance	43	—	49	(49)	43
Change in restricted cash and other	—	—	(5)	—	(5)

Net cash (used in) provided from financing activities of continuing operations	(28)	(59)	175	(49)	39
Net cash used in financing activities of discontinued operations	—	(1)	—	—	(1)

Net cash (used in) provided from financing activities	(28)	(60)	175	(49)	38

Effect of exchange rate changes on cash	—	(3)	—	—	(3)

Net change in cash and cash equivalents	—	289	12	—	301
Cash and cash equivalents at beginning of period	1	690	90	—	781

Cash and cash equivalents at end of period	$1	$979	$102	$—	$1,082

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 32    COMMITMENTS AND CONTINGENCIES

General

The Company follows FAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies other than tax contingencies provided for in accordance with FIN 48 (see Note 8). Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Operating Segments

The Company’s operating segments are identified in Note 30. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 32 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Operations reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited and the Newmont Australia Limited matters relate to the Australia/New Zealand reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. As of December 31, 2007 and December 31, 2006, $569 and $513, respectively, were accrued for reclamation costs relating to mineral properties in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations,” of which $57 is classified as current liabilities expected to be spent in 2008 (see Note 24).

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $125 and $85 were accrued for such obligations as of December 31, 2007 and December 31, 2006, respectively of which $14 is classified as current liabilities expected to be spent in 2008. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 61% greater or 18% lower than the amount accrued as of December 31, 2007. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

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

Newmont Capital, formerly known as Franco-Nevada Mining Corporation, Inc., owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital and the EPA reached settlement on all aspects of this matter except future potential Natural Resource Damage claims. The parties have entered into an agreement tolling the statute of limitations until December 31, 2008 to facilitate the finalization of the agreement. The settlement will be subject to approval by the U.S. District Court for the District of Northern California.

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

In addition, on March 22, 2007, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) filed a civil suit against PTNMR and Indonesia’s Ministry of Energy and Mineral Resources and Ministry for the Environment, alleging pollution from the disposal of mine tailings into Buyat Bay, and seeking a court order requiring PTNMR to fund a 25-year monitoring program in relation to Buyat Bay. In December 2007, the court ruled in PTNMR’s favor and found that WALHI’s allegations of pollution in Buyat Bay were without merit.

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

On August 9, 2005, ASARCO LLC, another potentially responsible party at the site, filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). ASARCO is contractually responsible for 50% of the ongoing expenses at the water treatment plant. In June 2007, Resurrection, the EPA, the State and ASARCO reached a settlement relating to all outstanding issues at the site. The settlement, once fully approved, will modify certain responsibilities of the parties. In July 2007, the settlement was approved by the Bankruptcy Court. The settlement is also subject to approval by the U.S. District Court for the District of Colorado.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Conga. Yanacocha is involved in a dispute with the Provincial Municipality of Celendin regarding the authority of that governmental body to regulate the development of the Conga project. In the fourth quarter of 2004, the Municipality of Celendin enacted an ordinance declaring the area around Conga to be a mining-free reserve and naturally protected area. Yanacocha has challenged this ordinance by means of two legal actions, one filed by Yanacocha (as the lease holder of the Conga mining concessions) and one filed by Minera Chaupiloma (as the titleholder of the Conga mining concessions). In August 2007, a Peruvian Court of first instance upheld Chaupiloma’s claim, stating that the Municipality of Celendin lacks the authority to create natural protected areas. The Municipality of Celendin has not appealed the ruling. Based on legal precedent established by Peru’s Constitutional Tribunal and the foregoing resolution of the Chaupiloma claim, it is reasonable to believe that Yanacocha’s mining rights will be upheld.

Newmont Mining Corporation

On June 8, 2005, UFCW Local 880 – Retail Food Employers Joint Pension Fund filed a putative class action in the federal district court in Colorado purportedly on behalf of purchasers of Newmont Mining Corporation (“Newmont”) publicly traded securities between July 28, 2004 and April 26, 2005. The action named Newmont, Wayne W. Murdy, Pierre Lassonde and Bruce D. Hansen as defendants. Substantially similar purported class actions were filed in the same court on June 15, 2005 by John S. Chapman and on June 20, 2005 by Zoe Myerson. In November 2005, the court consolidated these cases and, in March 2006, appointed a lead plaintiff. In April 2006, the lead plaintiff filed a consolidated amended complaint naming David Francisco, Russell Ball, Thomas Enos and Robert Gallagher as additional defendants. It alleged, among other things, that Newmont and the individual defendants violated certain antifraud provisions of the federal securities laws by failing to disclose alleged operating deficiencies and sought unspecified monetary damages and other relief. On October 20, 2006, the lead plaintiff, on behalf of a settlement class consisting of all purchasers of Newmont securities from November 1, 2003, through and including March 23, 2006 (except defendants and certain related persons), entered into a Stipulation of Settlement with defendants that (a) would release all claims asserted, or that could have been asserted, in the action; (b) would provide for a payment by Newmont of $15 to be distributed to class members pursuant to a plan of allocation developed by the lead plaintiff; and (c) would provide that all defendants deny any wrongdoing or liability with respect to the settled matters. On December 11, 2007, the Court approved the settlement.

On June 14, 2005, June 30, 2005 and July 1, 2005, purported derivative actions were filed, on behalf of Newmont, by Doris Staehr, Frank J. Donio and Jack G. Blaz, respectively, in the federal district court in Colorado against certain of Newmont’s current and former directors and officers. Each action alleged that certain defendants breached their fiduciary duties by engaging in insider trading and misappropriation of information, and that all defendants breached their fiduciary duties and engaged in conduct that constituted abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with, among other things, failing to disclose alleged operating deficiencies and failing to prevent alleged violations of environmental laws in Indonesia. The plaintiffs seek, on behalf of Newmont, among other remedies, all damages sustained by the Company as a result of the allegedly improper conduct. In November 2005, the court consolidated these cases and in December 2005 the court appointed a lead plaintiff. On April 10, 2006, the lead plaintiff filed a consolidated amended complaint. In a related development, on January 13, 2006, a purported Newmont shareholder sent to the Board of Directors a letter demanding the Company take action against the defendants in the purported derivative actions with respect to the matters alleged in the derivative complaints. The Board has taken the demand under consideration. Counsel for plaintiffs in the derivative actions, counsel for the demanding shareholder and the Company have agreed to settle the action and related disputes on the basis of certain revisions to the Company’s corporate governance arrangements, and an attorneys’ fee to be paid by the Company. This settlement stipulation was filed with the court on June 19, 2007 and was approved by the U.S. District Court on February 20, 2008.

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $11 in 2008, $17 in 2009 and 2010, $18 in 2011, $15 in 2012 and $57 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. As of December 31, 2007 and December 31, 2006, there were $662 and $445, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Under the Batu Hijau Contract of Work, beginning in 2005 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008, 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the ownership interest of the Newmont/Sumitomo partnership in PTNNT, owner of Batu Hijau, could be reduced to 49%.

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore the Newmont/Sumitomo partnership was required to offer a 3% interest for sale in 2006 and an additional 7% interest in 2007. A further 7% interest will be offered for sale in March 2008. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the government of Indonesia in 2006 and an offer for an additional 7% interest was made in 2007. While the central government declined to participate in the offer, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, the Newmont/Sumitomo partnership agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (DEMR) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work and threatening to issue a notice to terminate the Contract of Work if PTNNT does not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008. Newmont and Sumitomo believe there is no basis under the Contract of Work for this notification and no grounds for terminating the Contract of Work, and are currently evaluating possible responses to the February 11, 2008 default notice, including filing for international arbitration as provided for under the Contract of Work. Newmont and Sumitomo are in discussions with officials of the Government of Indonesia to attempt to clarify or resolve this issue.

The Company has been in discussions to renew its forest use permit (called a pinjam pakai) for over two years. This permit is a key requirement to continue to efficiently operate the Batu Hijau mine. The permit renewal has not been received and in the event it is not received by May 2008, it could have an adverse impact on operating and financial results.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 33    UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$1,224	$1,276	$1,616	$1,410
Gross profit (loss)(1)	$260	$(186)	$719	$518
Income (loss) from continuing operations	$40	$(401)	$331	$(933)
Income (loss) from discontinued operations	$28	$(1,661)	$66	$644
Net income (loss) applicable to common shares	$68	$(2,062)	$397	$(289)
Income (loss) from continuing operations, per common share, basic	$0.09	$(0.89)	$0.73	$(2.06)
Income (loss) from discontinued operations, per common share, basic	$0.06	$(3.68)	$0.15	$1.43

Net income (loss) per common share, basic	$0.15	$(4.57)	$0.88	$(0.63)

Income (loss) from continuing operations, per common share, diluted	$0.09	$(0.89)	$0.73	$(2.06)
Income (loss) from discontinued operations, per common share, diluted	$0.06	$(3.68)	$0.15	$1.43

Net income (loss) per common share, diluted	$0.15	$(4.57)	$0.88	$(0.63)

Basic weighted-average shares outstanding	451	451	452	452
Diluted weighted-average shares outstanding	452	451	453	452
Dividends declared per common share	$0.10	$0.10	$0.10	$0.10
Closing price of common stock	$41.99	$39.06	$44.73	$48.83

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$1,114	$1,271	$1,073	$1,424
Gross profit(1)	$439	$519	$355	$526
Income from continuing operations	$200	$134	$58	$171
Income from discontinued operations	$9	$26	$141	$52
Net income applicable to common shares	$209	$160	$199	$223
Income from continuing operations, per common share, basic	$0.45	$0.30	$0.12	$0.38
Income from discontinued operations, per common share, basic	$0.02	$0.06	$0.31	$0.12

Net income per common share, basic	$0.47	$0.36	$0.43	$0.50

Income from continuing operations, per common share, diluted	$0.45	$0.30	$0.12	$0.38
Income from discontinued operations, per common share, diluted	$0.02	$0.06	$0.31	$0.11

Net income per common share, diluted	$0.47	$0.36	$0.43	$0.49

Basic weighted-average shares outstanding	448	449	450	450
Diluted weighted-average shares outstanding	451	452	452	452
Dividends declared per common share	$0.10	$0.10	$0.10	$0.10
Closing price of common stock	$51.89	$52.93	$42.75	$45.15

(1)	Revenues less Costs applicable to sales, Loss on settlement of price-capped forward sales contracts, Midas redevelopment and Depreciation, depletion and amortization.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Significant after-tax adjustments were as follows:

Fourth quarter 2007: (i) a $1,122 ($2.48 per share, basic) loss on the write-down of Exploration Segment goodwill; (ii) a $39 ($0.09 per share, basic) loss on the impairment of marketable securities and (iii) a $597 ($1.32 per share, basic) gain on the sale of royalty and other non-core assets;

Third quarter 2007: none;

Second quarter 2007: (i) a $1,665 ($3.69 per share, basic) loss on the write-down of Merchant Banking Goodwill; (ii) a $460 ($1.02 per share, basic) loss on the settlement of price-capped forward sales contracts; (iii) a $25 ($0.06 per share, basic) loss on a Batu Hijau minority loan repayment; (iv) an $11 ($0.02 per share, basic) loss on reclamation obligations at non-operating properties and (v) an $8 ($0.02 per share, basic) loss on the settlement of senior management retirement obligations;

First quarter 2007: (i) a $22 ($0.05 per share, basic) gain on exchange of securities and (ii) a $5 ($0.01 per share, basic) loss on the impairment of marketable securities;

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

Third quarter 2006: (i) a $173 ($0.39 per share, basic) net gain on the sale of the Alberta Oil Sands project; (ii) a $66 ($0.15 per share, basic) loss on the expropriation of Zarafshan; (iii) a $57 ($0.13 per share, basic) tax expense for repatriation of cash from the sale of Black Gold (iv) a $26 ($0.06 per share, basic) loss on the early extinguishment of debt and (v) a $20 ($0.05 per share, basic) net gain on the sale of the Martabe project;

Second quarter 2006: none;

First quarter 2006: (i) a $48 ($0.11 per share, basic) net tax benefit from changes in Australia’s functional currency for tax reporting.

NOTE 34    SUBSEQUENT EVENTS

Miramar

In January 2008, Newmont Mining B.C. Limited, an indirect wholly-owned indirect subsidiary of Newmont, acquired approximately 40 million additional common shares of Miramar Mining Corporation (“Miramar”) at a price of C$6.25 per common share, bringing its interest in Miramar to 96%. This successfully completed the offer by Newmont Mining B.C. Limited to acquire all of the outstanding common shares of Miramar. Newmont has mailed a notice of compulsory acquisition pursuant to the Business Corporations Act (British Columbia) to acquire all the remaining common shares of Miramar that were not acquired pursuant to the offer. Miramar is a Canadian gold company that controls the Hope Bay Project, a large undeveloped gold project in Nunavut, Canada. See Note 13 for information on the 2007 acquisition of Miramar common shares.

Contract of Work

See Note 32 for developments relating to the Indonesia Contract of Work.

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

The Company has elected to include the following information in this Form 10-K in lieu of reporting it on a separately filed Form 8-K. This information would otherwise have been filed on Form 8-K under the heading “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

On February 19, 2008, the Company adopted a Senior Executive Compensation Program, covering the Chief Executive Officer, the Chief Financial Officer and certain other senior executives of the Company. Under the program, these senior executives will be awarded financial performance shares, the target amount for which will be set at the beginning of the calendar year and will be issued at the end of the year, in an amount modified by corporate performance metrics. Financial performance shares will vest in three annual increments. Senior executives will also be eligible, at the discretion of the Company’s Compensation Committee, to receive a cash bonus for achievement of strategic objectives.

The foregoing summary of the Senior Executive Compensation Program is qualified in its entirety by reference to the complete text of the Senior Executive Compensation Program description, which is filed herewith as Exhibit 10.17 and incorporated by reference herein.

The Company also from time to time may grant discretionary cash bonuses to employees for extraordinary performance. In December 2007, the Chief Executive Officer, the Chief Financial Officer and other senior executives were granted cash bonuses in recognition of their efforts to achieve proceeds substantially higher than anticipated in the sale of the Company’s royalty portfolio. The Chief Executive Officer and the Chief Financial Officer received cash bonuses of $750,000 and $375,000, respectively. A description of the bonuses is included in the Summary of Executive Compensation, filed herewith as Exhibit 10.35 and incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2008 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2007 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	5,937,789	(3)	$44.25	15,345,532	(4)
Equity compensation plans not approved by security holders	615,745	(5)	$24.00	—
TOTAL	6,553,534		$42.34	15,345,532

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of director stock units and restricted stock units.
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

(3)

This number does not include 207,510 shares of common stock issuable upon exercise of outstanding options granted under certain equity plans assumed by Newmont in acquisitions. The weighted average exercise price of outstanding options granted under the assumed plans as of December 31, 2007 was $21.92. Newmont cannot grant any additional options or awards under these assumed plans.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2008 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2008 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 19, 2008, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 68 above.

(b)	Exhibits

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
Britt D. Banks
Executive Vice President, Legal and External Affairs

February 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2008.

Signature	Title

* Richard T. O’Brien	President, Chief Executive Officer and Director (Principal Executive Officer)

* Russell Ball	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

* Roger P. Johnson	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Glen A. Barton*	Director
Vincent A. Calarco*	Director
Joseph A. Carrabba*	Director
Noreen Doyle*	Director
Veronica M. Hagen*	Director
Michael S. Hamson*	Director
Robert J. Miller*	Director
Robin A. Plumbridge*	Director
John B. Prescott*	Director
Donald C. Roth*	Director
James V. Taranik*	Director

*By:	/s/ BRITT D. BANKS
Britt D. Banks
Attorney-in-Fact

S-1

EXHIBIT INDEX

Exhibit Number	Description
1.1

—Underwriting Agreement, dated as of March 17, 2005, among Registrant, Newmont USA Limited, Citigroup Capital Markets Inc. and J.P. Morgan Securities Inc. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

1.2

—Underwriting Agreement, dated as of November 30, 2007, among Registrant, Franco-Nevada Corporatin, BMO Nesbitt Burns Inc., UBS Securities Canada Inc., CIBC World Markets Inc., Citigroup Global Markets Canada Inc., J.P. Morgan Securities Inc., RBC Dominion Securities Inc., GMP Securities L.P., Dundee Securities Corporation, Genuity Capital Markets, HSBC Securities (Canada) Inc., National Bank Financial Inc., Paradigm Capital Inc. and Wellington West Capital Markets. Incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on December 26, 2007.

2.1

—Arrangement Agreement, dated as of November 14, 2001, by and between Franco-Nevada Mining Corporation Limited and Newmont Mining Corporation (now known as “Newmont USA Limited”). Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2.2

—Deeds of Undertaking, dated as of November 14, 2001, November 14, 2001, and December 10, 2001, by and between Newmont Mining Corporation (now known as “Newmont USA Limited”) and Normandy Mining Limited. Incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2.3

—Agreement and Plan of Merger, dated as of January 8, 2002, by and among Newmont Mining Corporation (now known as “Newmont USA Limited”), the Registrant and Delta Acquisitionco Corp. Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.

2.4

—Support Agreement dated October 8, 2007, among Registrant, Newmont Mining B.C. Limited and Miramar Mining Corporation. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2007 and Exhibit 7.3 to Registrant’s Schedule 13D filed with the Securities and Exchange Commission on October 9, 2007.

2.5

—Form of Lock-Up Agreement dated October 8, 2007, among Registrant, Newmont Mining B.C. Limited and each of the Officers and Directors of Miramar Mining Corporation. Incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2007 and Exhibit 7.4 to Registrant’s Schedule 13D filed with the Securities and Exchange Commission on October 9, 2007.

2.6

—Acquisition Agreement, dated November 30, 2007, between Registrant and Franco-Nevada Corporation. Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on December 26, 2007.

3.1

—Certificate of Incorporation of Registrant. Incorporated herein by reference to Appendix F to the Registrant’s Registration Statement on Form S-4 (File No. 333-76506), filed with the Securities and Exchange Commission on January 10, 2002.

3.2

—Certificate of Designations of Special Voting Stock. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

Exhibit Number	Description
3.3

—Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.

3.4

—Certificate of Designations of $3.25 Convertible Preferred Stock of Registrant. Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its $3.25 convertible preferred stock, filed with the Securities and Exchange Commission on February 15, 2002.

3.5

—By-laws of the Registrant as amended and restated effective April 24, 2007, Incorporated by reference to Exhibit 3(1) to Registrant’s Form 10-Q for March 31, 2007, and filed with the Securities and Exchange Commission on April 27, 2007.

4.1

—Indenture, dated as of March 22, 2005, among Newmont Mining Corporation, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

4.2

—Form of 5.875% Note due 2035 issued pursuant to Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

4.3

—Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A. relating to 1.250% Convertible Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

4.4

—Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A relating to 1.625% Convertible Senior Notes due 2017. Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

4.5

—Registration Rights Agreement among Registrant, Newmont (USA) Limited, as Guarantor, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., dated July 17, 2007 relating to 1.250% Convertible Senior Notes due 2014 and 1.625% Convertible Senior Notes due 2017. Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

4.6

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

4.7

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

Exhibit Number	Description
4.8

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

4.9	—See footnote (1).

10.1

—Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2005 and dated July 12, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2005.

10.2

—Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2005 and dated July 12, 2005. Incorporated by referenced to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2005.

10.3	—Amendment One to the Pension Equalization Plan of Newmont, effective January 1, 2005 and dated March 27, 2006, filed herewith.

10.4

—1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.5	—1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.6

—2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.7

—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1996 Employees Stock Plan. Incorporated herein by reference to Exhibit 99.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10.8

—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10.9

—Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10.10

—Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10.11

—Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.

Exhibit Number	Description
10.12

—Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.

10.13

—Form of Award Agreement For Richard O’Brien to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period March 31, 2007, filed with the Securities and Exchange Commission on April 27, 2007.

10.14

—Form of Award Agreement used for non-employee directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10.15

—Annual Incentive Compensation Payroll Practice of the Registrant, amended and restated effective January 1, 2007. Incorporated by reference to Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.16

—Employee Performance Incentive Compensation Payroll Practice of Registrant, amended and restated effective January 1, 2007. Incorporated herein by reference to Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.17	—Senior Executive Compensation Program effective as of January 1, 2008, filed herewith.

10.18

—Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10.19

—Amended and Restated Executive Change of Control Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10.20

—Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as Amended and Restated as of May 17, 2000. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.21

—Agreement dated February 1, 1999, among Newmont Mining Corporation, Newmont Gold Company and certain executive officers. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.22

—Letter Agreement dated May 6, 1993, between Newmont Gold Company and Wayne W. Murdy. Incorporated by reference to Exhibit 10 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

10.23

—Letter Agreement dated March 23, 2001, between Wayne W. Murdy and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(v) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.24

—Amendment to Employment Agreement effective July 28, 2005 between Newmont Mining Corporation and Wayne W. Murdy. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on 10-Q, for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10.25	—Employment Agreement effective January 1, 2007 between Newmont Global Employment Limited Partnership and Pierre Lassonde, filed herewith.

Exhibit Number	Description
10.26	—Consulting Agreement effective May 1, 2007 between Newmont Mining Corporation of Canada Limited and Pierre Lassonde, filed herewith.

10.27

—Consulting Agreement effective as of April 1, 2002, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 10(x) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.28

—Amendment to Consulting Agreement effective as of April 1, 2005 and dated December 7, 2004, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 99.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10.29

—Amendment No. 2 to Consulting Agreement effective July 28, 2005, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2005, filed with the Securities and Exchange Commission on August 1, 2005.

10.30

—Amendment to Consulting Agreement dated October 31, 2005, and effective as of April 26, 2006, between Newmont Capital Limited and Seymour Schulich. Incorporated by reference as Exhibit 10.5 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.31

—Credit Agreement dated as of July 30, 2004, as amended and restated as of July 28, 2005, as amended and restated April 24, 2007, among Newmont Mining Corporation, Newmont USA Limited, JP Morgan Chase Bank, N.A., Australia and New Zealand Banking Group Limited, Banco Bilbao Vizcaya SA, Bank of Montreal Chicago Branch, The Bank of Nw York, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas, Calyon New York Branch, CIBC Inc., Citicorp USA Inc., Commonwealth Bank of Australia New York Branch, Deutsche Bank AG New York Branch, HSBC Bank USA, National Association, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, The Royal Bank of Scotland, plc, Societe Generale, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC, US Bank N.A. Incorporated by reference as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period March 31, 2007, filed with the Securities and Exchange Commission on April 27, 2007.

10.32

—Canadian Oil Sands Trust (“COST”) Agreement as of May 10, 2004 between Pierre Lassonde and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the period December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10.33

—Canadian Oil Sands Trust (“COST”) Agreement as of May 10, 2004 between Seymour Schulich and Newmont Mining Corporation. Incorporated by reference as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the period December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10.34	—Summary of Non-Employee Director Compensation and Benefits filed herewith.

10.35	—Summary of Executive Compensation, filed herewith.

10.36

—Purchase Agreement, dated as of July 11, 2007, by and among Newmont Mining Corporation, Newmont USA Limited and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Representatives of the several Initial Purchasers listed in Schedule I thereto. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number	Description
10.37

—Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.2 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.38

—Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.3 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.39

—Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.4 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007. 2007.

10.40

—Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.41

—Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.6 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.42

—Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.7 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.43

—Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.8 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.44

—Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.9 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.45

—Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.10 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.46

—Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.11 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.47

—Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.12 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number	Description
10.48

—Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.13 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.49

—Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.14 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.50

—Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.15 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.51

—Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.16 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.52

—Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.17 to Registrant’s on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.53

—Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.18 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.54

—Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.19 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.55

—Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.20 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.56

—Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.21 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.57

—Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.22 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.58

—Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.23 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number	Description
10.59

—Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.24 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.60

—Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.25 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.61

—Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.26 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.62

—Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.27 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.63

—Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.28 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.64

—Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.29 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.65

—Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.30 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.66

—Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.31 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.67

—Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.32 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.68

—Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.69

—Office Space and Office Services Agreement between Newmont (USA) Limited and Wayne W. Murdy effective January 1, 2008. Incorporated by reference as Exhibit 10.37 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number	Description
12.1	—Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.

21	—Subsidiaries of Newmont Mining Corporation, filed herewith.

23.1	—Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—Power of Attorney, filed herewith.

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