Form 10-Q
period 2008-03-31
NEWMONT MINING CORP /DE/
filed 2008-04-24
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

There were 436,577,932 shares of common stock outstanding on April 17, 2008 (and 16,950,059 exchangeable shares).

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended March 31,
	2008	2007
Revenues
Sales—gold, net	$1,511	$1,011
Sales—copper, net	432	213

	1,943	1,224

Costs and expenses
Costs applicable to sales—gold (1)	641	630
Costs applicable to sales—copper (1)	150	123
Amortization	182	179
Accretion (Note 19)	8	7
Exploration	39	39
Advanced projects, research and development	30	16
General and administrative	29	33
Write-down of investments	22	—
Other expense, net (Note 3)	63	50

	1,164	1,077

Other income (expense)
Other income, net (Note 4)	37	17
Interest expense, net	(20)	(24)

	17	(7)

Income from continuing operations before income tax expense, minority interest and equity loss of affiliates	796	140
Income tax expense (Note 7)	(235)	(44)
Minority interest in income of consolidated subsidiaries (Note 8)	(192)	(56)
Equity loss of affiliates	(5)	—

Income from continuing operations	364	40
Income from discontinued operations (Note 9)	6	28

Net income	$370	$68

Income per common share (Note 11)
Basic:
Income from continuing operations	$0.81	$0.09
Income from discontinued operations	0.01	0.06

Net income	$0.82	$0.15

Diluted:
Income from continuing operations	$0.80	$0.09
Income from discontinued operations	0.01	0.06

Net income	$0.81	$0.15

Basic weighted-average common shares outstanding	453	451

Diluted weighted-average common shares outstanding	457	452

Cash dividends declared per common share	$0.10	$0.10

(1)	Exclusive of Amortization and Accretion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At March 31, 2008	At December 31, 2007
ASSETS
Cash and cash equivalents	$1,014	$1,231
Marketable securities and other short-term investments (Note 14)	59	61
Trade receivables	319	177
Accounts receivable	132	168
Inventories (Note 15)	423	463
Stockpiles and ore on leach pads (Note 16)	366	373
Deferred income tax assets	108	112
Other current assets	125	87

Current assets	2,546	2,672
Property, plant and mine development, net	9,744	9,140
Investments (Note 14)	1,522	1,527
Long-term stockpiles and ore on leach pads (Note 16)	831	788
Deferred income tax assets	937	1,027
Other long-term assets	243	234
Goodwill	186	186
Assets of operations held for sale (Note 9)	5	24

Total assets	$16,014	$15,598

LIABILITIES
Current portion of long-term debt (Note 17)	$261	$255
Accounts payable	304	339
Employee-related benefits	152	153
Income and mining taxes	56	88
Other current liabilities (Note 18)	645	665

Current liabilities	1,418	1,500
Long-term debt (Note 17)	2,886	2,683
Reclamation and remediation liabilities (Note 19)	620	623
Deferred income tax liabilities	1,084	1,025
Employee-related benefits	206	226
Other long-term liabilities (Note 18)	153	150
Liabilities of operations held for sale (Note 9)	262	394

Total liabilities	6,629	6,601

Commitments and contingencies (Note 23)
Minority interest in subsidiaries	1,503	1,449

STOCKHOLDERS’ EQUITY
Common stock	698	696
Additional paid-in capital	6,677	6,696
Accumulated other comprehensive income	937	957
Retained deficit	(430)	(801)

Total stockholders’ equity	7,882	7,548

Total liabilities and stockholders’ equity	$16,014	$15,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$370	$68
Adjustments to reconcile net income to net cash from continuing operations:
Amortization	182	179
Income from discontinued operations	(6)	(28)
Accretion of accumulated reclamation obligations (Note 19)	10	9
Deferred income taxes	(48)	56
Write-down of investments	22	—
Stock based compensation and other benefits	11	13
Minority interest expense	192	56
Gain on asset sales, net	(4)	(2)
Other operating adjustments and write-downs	19	10
Net change in operating assets and liabilities (Note 20)	(154)	(335)

Net cash provided from continuing operations	594	26
Net cash (used in) provided from discontinued operations (Note 9)	(100)	32

Net cash provided from operations	494	58

Investing activities:
Additions to property, plant and mine development	(454)	(360)
Investments in marketable debt and equity securities	(3)	(153)
Proceeds from sale of marketable debt and equity securities	—	124
Acquisitions (Note 13)	(318)	—
Other	8	1

Net cash used in investing activities of continuing operations	(767)	(388)
Net cash used in investing activities of discontinued operations	(3)	(2)

Net cash used in investing activities	(770)	(390)

Financing activities:
Proceeds from debt, net	572	—
Repayment of debt	(376)	(21)
Dividends paid to common stockholders	(45)	(45)
Dividends paid to minority interests	(98)	(1)
Proceeds from stock issuance	17	9
Change in restricted cash and other	1	8

Net cash provided from (used in) financing activities	71	(50)

Effect of exchange rate changes on cash	(12)	2

Net change in cash and cash equivalents	(217)	(380)
Cash and cash equivalents at beginning of period	1,231	1,166

Cash and cash equivalents at end of period	$1,014	$786

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1    BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2007, filed February 21, 2008.

References to “A$” refer to Australian currency, “C$” to Canadian currency, “IDR” to Indonesian currency, “NZ$” to New Zealand currency and “$” to United States currency.

Certain amounts for the three months ended March 31, 2007 have been reclassified to conform to the 2008 presentation. The most significant reclassifications were to reclassify the income statement results from the historical presentation to Income from discontinued operations. Additionally, the Company reclassified the World Gold Council dues from General and administrative to Other expense, net, reclassified Accretion from Costs applicable to sales to a separate Accretion line item, reclassified regional administrative and community development from Costs applicable to sales to Other expense, net and reclassified marketing costs from Costs applicable to sales to General and administrative. The Consolidated Statements of Cash Flows have also been reclassified for discontinued operations. These changes were reflected for all periods presented.

NOTE 2    ACCOUNTING DEVELOPMENTS

Recently Adopted Accounting Pronouncements

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$61	$61	$—	$—
Marketable equity securities	1,501	1,501	—	—
Marketable debt securities	33	—	4	29
Derivative instruments, net	26	—	26	—

	$1,621	$1,562	$30	$29

Liabilities:
8 5/8% debentures	$95	$—	$95	$—

The Company’s cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The auction rate securities are valued based on quoted prices in markets that are not active. The Company determined the fair value based on indicative pricing from the underwriting bank. Such instruments are generally classified within Level 2 of the fair value hierarchy. The asset backed commercial paper falls within Level 3 of the fair value hierarchy because it trades infrequently and has little price transparency.

The Company’s derivative instruments are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

The Company’s 8 5/8% uncollateralized debentures have a principal amount of $223 due May 2011. The Company has fixed to floating swap contracts to hedge the interest rate risk exposure on $100 of these debentures. The hedged portion of the Company’s 8 5/8% debentures are valued using pricing models which require inputs, including risk-free interest rates and credit spreads. Because the inputs are derived from observable market data, the hedged portion of the 8 5/8% debentures is classified within Level 2 of the fair value hierarchy.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets (asset backed commercial paper) for the three months ended March 31, 2008.

Balance at beginning of period	$31
Unrealized losses	(2)

Balance at end of period	$29

The total amount of unrealized losses for the period was included in Accumulated other comprehensive income as a result of changes in foreign exchange rates from December 31, 2007.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 was to be applied prospectively for tax benefits on dividends declared in the Company’s fiscal year beginning January 1, 2008. The adoption of EITF 06-11 had an insignificant impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements and Developments

Derivative Instruments

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s derivative instrument disclosures.

Business Combinations

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”) which amends FAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”) which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. FAS 160 also requires that the reporting company clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Convertible Debt Instruments

In September 2007, the FASB published Proposed FSP No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “Proposed FSP”). The Proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of the Proposed FSP are not addressed by the existing APB 14. The Proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the Proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. If the Proposed FSP is adopted, the Company estimates that approximately $300 of debt discount would be recorded and the effective interest rate on our 2014 and 2017 convertible senior notes (see Note 17 to the Consolidated Financial Statements) would increase by approximately 5 percentage points to 6.25% and 6.625%, respectively, for the non-cash amortization of the debt discount.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 3    OTHER EXPENSE, NET

	Three Months Ended March 31,
	2008	2007
Community development	$14	$14
Pension settlement loss (Note 5)	11	—
Regional administration	9	11
Peruvian royalty	7	3
Western Australia power plant	5	5
World Gold Council dues	3	3
Accretion non-operating (Note 19)	2	2
Reclamation estimate revisions (Note 19)	2	—
Other	10	12

	$63	$50

NOTE 4    OTHER INCOME, NET

	Three Months Ended March 31,
	2008	2007
Canadian Oil Sands Trust income	$24	$8
Interest income	10	13
Gain on asset sales, net	4	2
Gain (loss) on ineffective portion of derivative instruments, net (Note 10)	3	(2)
Foreign currency exchange losses, net	(6)	(5)
Other	2	1

	$37	$17

NOTE 5    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended March 31,
	2008	2007
Pension benefit costs, net
Service cost	$4	$5
Interest cost	7	6
Expected return on plan assets	(7)	(5)
Amortization of loss	1	2

	$5	$8

	Three Months Ended March 31,
	2008	2007
Other benefit costs, net
Service cost	$—	$1
Interest cost	1	1

	$1	$2

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

In 2008, pension settlement losses of $11 related to senior management retirements were incurred. These costs were recorded in Other expense, net (see Note 3).

NOTE 6    STOCK BASED COMPENSATION

The Company recognized stock option and other stock based compensation as follows:

	Three Months Ended March 31,
	2008	2007
Stock options	$3	$4
Restricted stock	2	2
Restricted stock units	—	1
Deferred stock awards	2	2

	$7	$9

No stock option awards were granted during the three months ended March 31, 2008 and 2007. At March 31, 2008, there was $15 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized on a weighted-average basis for a period of approximately 1.5 years.

For the three months ended March 31, 2008 and 2007, 107,920 and 141,828 shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $49 and $45, respectively.

For the three months ended March 31, 2008 and 2007, 5,072 and 20,212 shares of restricted stock units, respectively, were granted, at the weighted-average fair market value of $49 and $45, respectively, per underlying share of the Company’s common stock.

No deferred stock awards were granted during the three months ended March 31, 2008 and 2007.

NOTE 7    INCOME TAXES

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and paid the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. At March 31, 2008, the Company’s total unrecognized tax benefit was $132 for uncertain tax positions taken or expected to be taken on tax returns. Of this, $84 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate. Also included in the balance at March 31, 2008 are $3 of tax positions that, due to the impact of deferred tax accounting, the disallowance of which would not affect the annual effective tax rate.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8    MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES

	Three Months Ended March 31,
	2008	2007
Batu Hijau	$101	$21
Yanacocha	91	34
Other	—	1

	$192	$56

Newmont has a 45% ownership interest in the Batu Hijau mine, held through the Nusa Tenggara partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that operates the Batu Hijau mine. Newmont identified NTP as a Variable Interest Entity as a result of certain capital structures and contractual relationships and has fully consolidated Batu Hijau in its consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company. Because PTPI’s interest was a carried interest, and because PTPI had been advanced a loan by NTP, Newmont reported a 52.875% economic interest in Batu Hijau at March 31, 2007, which reflected its actual economic interest in the mine until such time as the loan was fully repaid (including accrued interest). On May 25, 2007, PTPI fully repaid the loan (including accrued interest) from NTP. As a result of the loan repayment, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45%.

Newmont has a 51.35% ownership interest in the Yanacocha mine with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

NOTE 9    DISCONTINUED OPERATIONS

Discontinued operations include the Company’s royalty portfolio and Pajingo operations, both sold in December 2007. During the first quarter of 2008, the Company recognized a $7 gain primarily related to additional royalty portfolio revenue in excess of the 2007 estimate and a $2 gain related to Pajingo asset sales. During the first quarter of 2008, the Company received $5 in cash and $5 in marketable securities related to the Pajingo asset sales. The Company has reclassified the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Consolidated Balance Sheets and to Income from discontinued operations in the Consolidated Statements of Income for all periods presented. The Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table details selected financial information included in the Income from discontinued operations in the consolidated statements of income:

	Three Months Ended March 31,
	2008	2007
Sales—gold, net	$—	$32

Income from operations:
Royalty portfolio	$—	$42
Pajingo	—	4

	—	46
Additional gain from royalty portfolio	7	—
Gain on sale of Pajingo assets	2	—

Pre-tax income	9	46
Income tax expense	(3)	(18)

Income from discontinued operations	$6	$28

The major classes of Assets and Liabilities of operations held for sale in the consolidated balance sheets are as follows:

	At March 31, 2008	At December 31, 2007
Assets:
Accounts receivable	$2	$20
Property, plant and mine development	3	3
Deferred income tax assets	—	1

	$5	$24

Liabilities:
Income and mining taxes	$253	$378
Other liabilities	9	16

	$262	$394

The following table details selected financial information included in Net cash (used in) provided from discontinued operations and Net cash used in investing activities of discontinued operations:

	Three Months Ended March 31,
	2008	2007
Net cash (used in) provided from discontinued operations:
Income from discontinued operations	$6	$28
Amortization	—	13
Deferred income taxes	—	(55)
Gain on investments, net	—	(27)
(Decrease) increase in net operating liabilities	(106)	73

	(100)	32

Net cash (used in) provided from investing activities of discontinued operations:
Proceeds from asset sales, net	$5	$—
Royalty portfolio sale expenses	(8)	—
Additions to property, plant and mine development	—	(2)

	(3)	(2)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 10    DERIVATIVE INSTRUMENTS

For the three months ended March 31, 2008 and 2007, gains of $3 and losses of $2, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a gain of approximately $12. The maximum period over which hedged forecasted transactions are expected to occur is 3 years.

Foreign Currency Contracts

Newmont has entered into a series of foreign currency contracts to hedge the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. Newmont entered into $/IDR forward purchase contracts with expiration dates ranging up to one year which reduced Costs applicable to sales by $1 for the three months ended March 31, 2008 and 2007. During the third quarter of 2007, Newmont began a layered fixed forward contract program to hedge a portion of its A$ denominated operating expenditures and during the first quarter of 2008 began a layered fixed forward contract program to hedge a portion of its NZ$ denominated operating expenditures. The programs include a series of fixed forward contracts with expiration dates of up to three years from the date of issue. For the three months ended March 31, 2008, the A$ and NZ$ operating hedge programs reduced Costs applicable to sales by $1 and $nil, respectively. All of the currency contracts were designated as cash flow hedges, and as such, unrealized changes in market value have been recorded in Accumulated other comprehensive income.

During the fourth quarter of 2007, Newmont began a program to hedge a portion of its A$ denominated capital expenditures related to the construction of the Boddington project. The program consists of a series of fixed forward contracts and bought call option contracts with expiration dates of up to one year from the date of issue. The A$ denominated contracts have been designated as cash flow hedges of future Boddington capital expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which the Boddington joint venture assets are placed into service and affect earnings.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont had the following foreign currency derivative contracts outstanding at March 31, 2008:

	Expected Maturity Date					Fair Value
	2008	2009	2010	2011	Total/ Average	At March 31, 2008		At December 31, 2007
IDR Forward Purchase Contracts:
$ (millions)	$86	$6	$—	$—	$92	$1	(1)	$(1	)(1)
Average rate (IDR/$)	9,456	9,598	—	—	9,465
A$ Operating Forward Purchase Contracts:
$ (millions)	$163	$182	$128	$8	$481	$9	(2)	$—	(2)
Average rate ($/A$)	0.87	0.84	0.81	0.81	0.84
NZ$ Operating Forward Purchase Contracts:
$ (millions)	$9	$11	$2	$—	$22	$—		$—
Average rate ($/NZ$)	0.78	0.74	0.72	—	0.75
A$ Capital Forward Purchase Contracts:
$ (millions)	$215	$—	$—	$—	$215	$8	(3)	$(1	)(3)
Average rate ($/A$)	0.87	—	—	—	0.87
A$ Capital Call Option Contracts:
$ (millions)	$32	$—	$—	$—	$32	$1	(3)	$1	(3)
Average rate ($/A$)	0.88	—	—	—	0.88

(1)	The fair value of the IDR operating forward purchase contracts includes $1 in Other current assets at March 31, 2008 and $(1) in Other current liabilities at December 31, 2007.
(2)

The fair value of the A$ operating forward purchase contracts includes $6 in Other current assets, $5 in Other long-term assets, and $(2) in Other long-term liabilities at March 31, 2008. The fair value of the A$ operating forward purchase contracts includes $2 in Other current assets, $2 in Other Long-term assets, $(1) in Other current liabilities, and $(3) in Other long-term liabilities at December 31, 2007.

(3)

The fair value of the capital hedge program related to the construction of the Boddington project includes $8 in Other current assets for A$ forward purchase contracts and $1 in Other current assets for A$ bought call option contracts at March 31, 2008. The fair value of the capital hedge program related to the construction of the Boddington project includes $(1) in Other current liabilities for A$ forward purchase contracts and $1 in Other current assets for A$ bought call option contracts at December 31, 2007.

Diesel Fixed Forward Contracts

During the first quarter of 2008, Newmont implemented a program to hedge a portion of its operating cost exposure related to diesel prices of fuel consumed at its Nevada operations. The program consists of a series of financially settled fixed forward contracts with expiration dates of up to one year from the date of issue. The contracts have been designated as cash flow hedges of future diesel purchases, and as such changes in the market value have been recorded in Accumulated other comprehensive income.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont had the following diesel derivative contracts outstanding at March 31, 2008:

	Expected Maturity Date			Fair Value
	2008	2009	Total/ Average	At March 31, 2008	At December 31, 2007
Diesel Forward Purchase Contracts:
$ (millions)	$4	$1	$5	$—	$—
Average rate ($/gallon)	2.97	2.90	2.95

Interest Rate Swap Contracts

At March 31, 2008, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $223 8 5/8% debentures expiring in 2011. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three months ended March 31, 2008 and 2007, these transactions had an insignificant impact on interest expense. The fair value of the interest rate swaps was $7 and $4 at March 31, 2008 and December 31, 2007, respectively.

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

At March 31, 2008 and 2007, Batu Hijau had the following gross revenues before treatment and refining charges subject to final price adjustments:

	At March 31,
	2008	2007
Gross revenue subject to final price adjustments
Copper	$420	$386
Gold	$37	$33

The average final price adjustments realized were as follows:
	Three Months Ended March 31,
	2008	2007
Average final price adjustments
Copper	4%	(19)%
Gold	9%	2%

NOTE 11    INCOME PER COMMON SHARE

Basic income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Diluted income per common share is computed similarly to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

	Three Months Ended March 31,
	2008	2007
Numerator:
Income from continuing operations	$364	$40
Income from discontinued operations	6	28

Net income	$370	$68

Denominator:
Basic	453	451
Effect of employee stock based awards	4	1

Diluted	457	452

Income per common share
Basic:
Income from continuing operations	$0.81	$0.09
Income from discontinued operations	0.01	0.06

Net income	$0.82	$0.15

Diluted:
Income from continuing operations	$0.80	$0.09
Income from discontinued operations	0.01	0.06

Net income	$0.81	$0.15

Options to purchase 1.2 million and 2.2 million shares of common stock at average exercise prices of $54.73 and $51.40 were outstanding at March 31, 2008 and 2007, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive.

NOTE 12    COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2008	2007
Net income	$370	$68
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities (Note 14)	35	(104)
Foreign currency translation adjustments	(76)	6
Change in pension and other benefit liabilities:
Net amount reclassified to income	7	2
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	17	4
Net amount reclassified to income	(3)	1

Net unrecognized gain (loss) on derivatives	14	5

	(20)	(91)

Comprehensive income (loss)	$350	$(23)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    ACQUISITIONS

On December 27, 2007, pursuant to a tender offer dated October 9, 2007, the Company purchased 155 million common shares of Miramar Mining Corporation (“Miramar”). The 155 million shares represented approximately 70% of the common shares of Miramar which, in addition to the 18.5 million shares previously owned by the Company, brought the Company’s interest in Miramar to approximately 78%. During the first quarter of 2008, the Company completed the acquisition by purchasing the remaining 50 million shares, bringing the Company’s interest in Miramar to 100%. All shares were purchased for C$6.25 in cash.

With the completion of the Miramar acquisition, the Company controls the Hope Bay project, a large undeveloped gold project in Nunavut, Canada. The Hope Bay Project is consistent with the Company’s strategic focus on exploration and project development and was acquired with the intention of adding higher grade ore reserves and developing a new core gold mining district in a AAA-rated country.

In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the respective closing dates. The Company is continuing to evaluate the assets acquired and liabilities assumed, and there may be adjustments to the estimated purchase date fair values. The Company will finalize the purchase price allocation in 2008. The preliminary purchase price allocation based on the estimated fair values of assets acquired and liabilities assumed is as follows:

Assets:
Cash and cash equivalents	$38
Property, plant and mine development, net	1,865
Investments	40
Deferred income tax asset	94
Other assets	36

$2,073

Liabilities:
Accrued liabilities	$41
Deferred income tax liabilities	679

720

Net assets acquired	$1,353

The results of operations for Miramar have been included in the Company’s Condensed Consolidated Statement of Income. For the three months ended March 31, 2008, the Hope Bay project incurred a pre-tax loss of $3, primarily related to advanced projects, salaries and general and administrative costs. See Note 21 for more information on the Hope Bay segment.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 14    INVESTMENTS

	At March 31, 2008
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Equity Securities	$24	$36	$(1)	$59

Long-term:
Marketable Debt Securities:
Auction rate securities	$7	$—	$(3)	$4
Asset backed securities	29	—	—	29

	36	—	(3)	33

Marketable Equity Securities:
Canadian Oil Sands Trust	302	950	—	1,252
Gabriel Resources Ltd.	77	—	—	77
Shore Gold Inc.	67	—	—	67
Other	41	16	(11)	46

	487	966	(11)	1,442

Investment in Affiliates:
European Gold Refineries	33	—	—	33
AGR Matthey Joint Venture	12	—	—	12
Regis Resources NL	2	—	—	2

	47	—	—	47

	$570	$966	$(14)	$1,522

	At December 31, 2007
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Equity Securities	$19	$39	$—	$58
Other investments, at cost	3	—	—	3

	$22	$39	$—	$61

Long-term:
Marketable Debt Securities:
Auction rate securities	$7	$—	$(2)	$5
Asset backed securities	31	—	—	31

	38	—	(2)	36

Marketable Equity Securities:
Canadian Oil Sands Trust	316	907	—	1,223
Gabriel Resources Ltd.	94	—	—	94
Shore Gold Inc.	80	—	—	80
Other	37	15	(7)	45

	527	922	(7)	1,442

Investment in Affiliates:
European Gold Refineries	29	—	—	29
AGR Matthey Joint Venture	17	—	—	17
Regis Resources NL	3	—	—	3

	49	—	—	49

	$614	$922	$(9)	$1,527

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

During the first quarter of 2008, Newmont recognized a $13 impairment on its investment in Gabriel Resources Ltd. and a $9 impairment on its investment in Shore Gold Inc. for other-than-temporary declines in value. During the quarter, the unrealized value of the Company’s investments in marketable equity securities increased by $36, primarily related to appreciation in the value of Canadian Oil Sands Trust.

NOTE 15    INVENTORIES

	At March 31, 2008	At December 31, 2007
In-process	$63	$64
Concentrate	14	69
Precious metals	19	27
Materials, supplies and other	327	303

	$423	$463

NOTE 16    STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2008	At December 31, 2007
Current:
Stockpiles	$164	$204
Ore on leach pads	202	169

	$366	$373

Long-term:
Stockpiles	$584	$528
Ore on leach pads	247	260

	$831	$788

NOTE 17    DEBT

	At March 31, 2008		At December 31, 2007
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$24	$188	$22	$212
Corporate revolving credit facility	—	225	—	—
5 7/8% notes, net of discount	—	597	—	597
8 5/8% debentures, net of discount	—	218	—	218
2014 convertible senior notes	—	575	—	575
2017 convertible senior notes	—	575	—	575
Newmont Australia 7 5/8% guaranteed notes, net of premium	119	—	119	—
PTNNT project financing facility	87	306	87	306
Yanacocha credit facility	14	72	14	76
Yanacocha bonds	—	100	—	100
Project financings, capital leases and other	17	30	13	24

	$261	$2,886	$255	$2,683

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

During the first quarter of 2008, Newmont borrowed $225 under its $2,000 revolving credit facility.

Scheduled minimum debt repayments at March 31, 2008 are $229 for the remainder of 2008, $142 in 2009, $147 in 2010, $323 in 2011, $360 in 2012 and $1,946 thereafter.

NOTE 18    OTHER LIABILITIES

	At March 31, 2008	At December 31, 2007
Other current liabilities:
Accrued operating costs	$150	$147
Accrued capital expenditures	144	172
Deferred income tax	125	131
Reclamation and remediation	73	71
Interest	49	40
Royalties	31	34
Taxes other than income and mining	31	23
Deferred revenue	1	3
Derivative instruments	—	3
Other	41	41

	$645	$665

Other long-term liabilities:
Income taxes	$117	$113
Derivative instruments	2	3
Other	34	34

	$153	$150

NOTE 19    RECLAMATION AND REMEDIATION LIABILITIES (ASSET RETIREMENT OBLIGATIONS)

At March 31, 2008 and December 31, 2007, $570 and $569, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2008 and December 31, 2007, $123 and $125, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the liability for asset retirement obligations:

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$694	$598
Liabilities settled	(11)	(11)
Accretion expense	10	9

Balance at end of period	$693	$596

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The current portions of Reclamation and remediation liabilities of $73 and $71 at March 31, 2008 and December 31, 2007, respectively, are included in Other current liabilities.

The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended March 31,
	2008	2007
Accretion—operating	$8	$7
Accretion—non-operating (Note 3)	2	2
Reclamation estimate revisions—non-operating (Note 3)	2	—

	$12	$9

NOTE 20    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash (used in) provided from operating activities attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2008	2007
(Increase) decrease in operating assets:
Trade and accounts receivable	$(98)	$1
Inventories, stockpiles and ore on leach pads	(4)	10
Other assets	(33)	—

Decrease in operating liabilities:
Accounts payable and other accrued liabilities	(8)	(335)
Reclamation liabilities	(11)	(11)

	$(154)	$(335)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

Three Months Ended March 31, 2008

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$491	$499	$270	$112	$97	$42
Copper	$—	$—	$—	$432	$—	$—
Cost applicable to sales:
Gold	$215	$168	$156	$37	$49	$16
Copper	$—	$—	$—	$150	$—	$—
Amortization:
Gold	$50	$44	$25	$8	$13	$4
Copper	$—	$—	$—	$31	$—	$—
Other	$—	$—	$1	$—	$—	$—
Accretion	$2	$2	$1	$2	$—	$1
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$1	$2	$2	$—	$2	$1
Write-down of investments	$—	$—	$—	$—	$—	$—
Other expense	$7	$21	$10	$7	$2	$—
Other income, net	$1	$4	$10	$3	$—	$—
Interest expense, net	$—	$—	$—	$7	$—	$—
Pre-tax income (loss) before minority interest and equity loss of affiliates	$217	$267	$84	$304	$30	$20
Equity loss of affiliates	$—	$—	$(5)	$—	$—	$—
Capital expenditures	$92	$39	$237	$29	$33	$13

	Total Operations	Hope Bay	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$1,511	$—	$—	$—	$1,511
Copper	$432	$—	$—	$—	$432
Cost applicable to sales:
Gold	$641	$—	$—	$—	$641
Copper	$150	$—	$—	$—	$150
Amortization:
Gold	$144	$—	$—	$—	$144
Copper	$31	$—	$—	$—	$31
Other	$1	$—	$—	$6	$7
Accretion	$8	$—	$—	$—	$8
Exploration	$—	$—	$39	$—	$39
Advanced projects, research and development	$8	$4	$—	$18	$30
Write-down of investments	$—	$—	$—	$22	$22
Other expense	$47	$—	$—	$16	$63
Other income, net	$18	$—	$—	$19	$37
Interest expense, net	$7	$—	$—	$13	$20
Pre-tax income (loss) before minority interest and equity loss of affiliates	$922	$(3)	$(39)	$(84)	$796
Equity loss of affiliates	$(5)	$—	$—	$—	$(5)
Capital expenditures	$443	$9	$—	$2	$454

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Three Months Ended March 31, 2007

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$361	$297	$184	$56	$81	$32
Copper	$—	$—	$—	$213	$—	$—
Cost applicable to sales:
Gold	$271	$128	$148	$27	$41	$15
Copper	$—	$—	$—	$123	$—	$—
Amortization:
Gold	$55	$42	$26	$6	$10	$5
Copper	$—	$—	$—	$28	$—	$—
Other	$—	$—	$1	$—	$—	$—
Accretion	$1	$2	$2	$1	$—	$1
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$—	$2	$1	$—	$6	$—
Other expense	$8	$17	$12	$4	$3	$(13)
Other income, net	$1	$6	$7	$4	$1	$—
Interest expense, net	$—	$1	$—	$10	$1	$—
Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	$27	$112	$2	$72	$22	$24
Equity income (loss) of affiliates	$—	$—	$(1)	$—	$—	$—
Capital expenditures	$158	$56	$96	$7	$37	$3

	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$1,011	$—	$—	$1,011
Copper	$213	$—	$—	$213
Cost applicable to sales:
Gold	$630	$—	$—	$630
Copper	$123	$—	$—	$123
Amortization:
Gold	$144	$—	$—	$144
Copper	$28	$—	$—	$28
Other	$1	$—	$6	$7
Accretion	$7	$—	$—	$7
Exploration	$—	$39	$—	$39
Advanced projects, research and development	$9	$—	$7	$16
Other expense	$31	$—	$19	$50
Other income, net	$19	$—	$(2)	$17
Interest expense, net	$12	$—	$12	$24
Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	$259	$(40)	$(79)	$140
Equity income (loss) of affiliates	$(1)	$—	$1	$—
Capital expenditures	$357	$—	$3	$360

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2008	At December 31, 2007
Goodwill:
Australia/New Zealand	$186	$186

Total assets:
Nevada	$3,147	$3,104
Yanacocha	2,133	1,908
Australia/New Zealand	2,108	1,876
Batu Hijau	2,423	2,471
Africa	1,109	1,082
Other operations	168	157
Hope Bay	1,879	1,566
Exploration	25	24
Corporate and other	3,017	3,386

Total assets from continuing operations	16,009	15,574
Assets held for sale	5	24

	$16,014	$15,598

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Income	Three Months Ended March 31, 2008
	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$1,144	$367	$—	$1,511
Sales—copper, net	—	432	—	—	432

	—	1,576	367	—	1,943

Costs and expenses
Costs applicable to sales—gold (1)	—	437	208	(4)	641
Costs applicable to sales—copper (1)	—	150	—	—	150
Amortization	—	142	40	—	182
Accretion	—	6	2	—	8
Exploration	—	26	13	—	39
Advanced projects, research and development	—	11	19	—	30
General and administrative	—	23	1	5	29
Write-down of investments	—	—	22	—	22
Other	—	52	12	(1)	63

	—	847	317	—	1,164

Other income (expense)
Other income, net	(13)	48	2	—	37
Interest income—intercompany	69	17	—	(86)	—
Interest expense—intercompany	(2)	—	(84)	86	—
Interest expense, net	(10)	(7)	(3)	—	(20)

	44	58	(85)	—	17

Income (loss) from continuing operations before taxes, minority interest and equity income (loss) of affiliates	44	787	(35)	—	796
Income tax (expense) benefit	(21)	(230)	16	—	(235)
Minority interest in income of subsidiaries	—	(196)	1	3	(192)
Equity income (loss) of affiliates	341	1	39	(386)	(5)

Income (loss) from continuing operations	364	362	21	(383)	364
Income (loss) from discontinued operations	6	1	4	(5)	6

Net income (loss)	$370	$363	$25	$(388)	$370

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2007
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$743	$268	$—	$1,011
Sales—copper, net	—	213	—	—	213

	—	956	268	—	1,224

Costs and expenses
Costs applicable to sales—gold (1)	—	440	194	(4)	630
Costs applicable to sales—copper (1)	—	123	—	—	123
Amortization	—	141	38	—	179
Accretion	—	5	2	—	7
Exploration	—	26	13	—	39
Advanced projects, research and development	—	8	8	—	16
General and administrative	—	28	—	5	33
Other	—	49	2	(1)	50

	—	820	257	—	1,077

Other income (expense)
Other income, net	2	18	(3)	—	17
Interest income—intercompany	31	25	1	(57)	—
Interest expense—intercompany	(2)	—	(55)	57	—
Interest expense, net	(9)	(12)	(3)	—	(24)

	22	31	(60)	—	(7)

Income (loss) from continuing operations before taxes, minority interest and equity income (loss) of affiliates	22	167	(49)	—	140
Income tax (expense)	(6)	(38)	—	—	(44)
Minority interest in income of subsidiaries	—	(55)	(4)	3	(56)
Equity income (loss) of affiliates	24	—	17	(41)	—

Income (loss) from continuing operations	40	74	(36)	(38)	40
Income (loss) from discontinued operations	28	(4)	31	(27)	28

Net income (loss)	$68	$70	$(5)	$(65)	$68

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Condensed Consolidating Balance Sheets	At March 31, 2008
	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$793	$221	$—	$1,014
Marketable securities and other short-term investments	—	3	56	—	59
Trade receivables	—	315	4	—	319
Accounts receivable	1,119	1,451	425	(2,863)	132
Inventories	—	337	86	—	423
Stockpiles and ore on leach pads	—	314	52	—	366
Deferred income tax assets	—	87	21	—	108
Other current assets	1	78	46	—	125

Current assets	1,120	3,378	911	(2,863)	2,546
Property, plant and mine development, net	—	5,218	4,546	(20)	9,744
Investments	—	6	1,516	—	1,522
Investments in subsidiaries	4,769	24	818	(5,611)	—
Long-term stockpiles and ore on leach pads	—	765	66	—	831
Deferred income tax assets	54	688	195	—	937
Other long-term assets	4,042	339	135	(4,273)	243
Goodwill	—	—	186	—	186
Asset of operations held for sale	—	2	3	—	5

Total assets	$9,985	$10,420	$8,376	$(12,767)	$16,014

Liabilities
Current portion of long-term debt	$—	$141	$120	$—	$261
Accounts payable	38	1,423	1,703	(2,860)	304
Employee related benefits	—	122	30	—	152
Income and mining taxes	88	(57)	25	—	56
Other current liabilities	24	298	330	(7)	645

Current liabilities	150	1,927	2,208	(2,867)	1,418
Long-term debt	1,972	913	1	—	2,886
Reclamation and remediation liabilities	—	456	164	—	620
Deferred income tax liabilities	—	354	730	—	1,084
Employee-related benefits	2	169	35	—	206
Other long-term liabilities	265	120	4,060	(4,292)	153
Liabilities of operations held for sale	41	128	93	—	262

Total liabilities	2,430	4,067	7,291	(7,159)	6,629

Minority interest in subsidiaries	—	1,565	235	(297)	1,503

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	698	—	—	—	698
Additional paid-in capital	6,350	2,647	2,432	(4,752)	6,677
Accumulated other comprehensive income (loss)	937	(21)	615	(594)	937
Retained (deficit) earnings	(430)	2,162	(2,258)	96	(430)

Total stockholders’ equity	7,555	4,788	850	(5,311)	7,882

Total liabilities and stockholders’ equity	$9,985	$10,420	$8,376	$(12,767)	$16,014

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Condensed Consolidating Balance Sheets	At December 31, 2007
	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$790	$441	$—	$1,231
Marketable securities and other short-term investments	—	3	58	—	61
Trade receivables	—	174	3	—	177
Accounts receivable	1,407	1,730	405	(3,374)	168
Inventories	—	378	85	—	463
Stockpiles and ore on leach pads	—	330	43	—	373
Deferred income tax assets	—	89	23	—	112
Other current assets	1	51	35	—	87

Current assets	1,408	3,545	1,093	(3,374)	2,672
Property, plant and mine development, net	—	5,189	3,971	(20)	9,140
Investments	—	7	1,520	—	1,527
Investments in subsidiaries	4,299	22	772	(5,093)	—
Long-term stockpiles and ore on leach pads	—	718	70	—	788
Deferred income tax assets	119	680	228	—	1,027
Other long-term assets	4,037	329	131	(4,263)	234
Goodwill	—	—	186	—	186
Assets of operations held for sale	—	2	22	—	24

Total assets	$9,863	$10,492	$7,993	$(12,750)	$15,598

Liabilities
Current portion of long-term debt	$—	$135	$120	$—	$255
Accounts payable	456	1,795	1,459	(3,371)	339
Employee-related benefits	—	111	42	—	153
Income and mining taxes	66	(49)	71	—	88
Other current liabilities	20	302	349	(6)	665

Current liabilities	542	2,294	2,041	(3,377)	1,500
Long-term debt	1,747	935	1	—	2,683
Reclamation and remediation liabilities	—	456	167	—	623
Deferred income tax liabilities	66	357	602	—	1,025
Employee-related benefits	2	193	31	—	226
Other long-term liabilities	263	113	4,058	(4,284)	150
Liabilities of operations held for sale	41	262	91	—	394

Total liabilities	2,661	4,610	6,991	(7,661)	6,601

Minority interest in subsidiaries	—	1,467	273	(291)	1,449

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	696	—	—	—	696
Additional paid-in capital	6,350	2,647	2,434	(4,735)	6,696
Accumulated other comprehensive income (loss)	957	(28)	517	(489)	957
Retained (deficit) earnings	(801)	1,796	(2,283)	487	(801)

Total stockholders’ equity	7,202	4,415	729	(4,798)	7,548

Total liabilities and stockholders’ equity	$9,863	$10,492	$7,993	$(12,750)	$15,598

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Condensed Consolidating Statement of Cash Flows	Three Months Ended March 31, 2008
	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income	$370	$363	$25	$(388)	$370
Adjustments to reconcile net income to net cash provided by operating activities	13	287	(310)	388	378
Net change in operating assets and liabilities	26	(148)	(32)	—	(154)

Net cash provided from (used in) continuing operations	409	502	(317)	—	594
Net cash (used in) provided from discontinued operations	—	(125)	25	—	(100)

Net cash provided from (used in) operations	409	377	(292)	—	494

Investing activities:
Additions to property, plant and mine development	—	(175)	(279)	—	(454)
Investments in marketable debt and equity securities	—	—	(3)	—	(3)
Acquisitions	—	(7)	(311)	—	(318)
Other	—	3	5	—	8

Net cash used in investing activities of continuing operations	—	(179)	(588)	—	(767)
Net cash (used in) provided from investing activities of discontinued operations	—	(8)	5	—	(3)

Net cash used in investing activities	—	(187)	(583)	—	(770)

Financing activities:
Net borrowings (repayments)	(381)	(88)	665	—	196
Dividends paid to minority interests	—	(98)	—	—	(98)
Dividends paid to common stockholders	(45)	—	—	—	(45)
Proceeds from stock issuance	17	—	—	—	17
Change in restricted cash and other	—	(1)	2	—	1

Net cash (used in) provided from financing activities of continuing operations	(409)	(187)	667	—	71

Effect of exchange rate changes on cash	—	—	(12)	—	(12)

Net change in cash and cash equivalents	—	3	(220)	—	(217)
Cash and cash equivalents at beginning of period	—	790	441	—	1,231

Cash and cash equivalents at end of period	$—	$793	$221	$—	$1,014

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Condensed Consolidating Statement of Cash Flows	Three Months Ended March 31, 2007
	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$68	$70	$(5)	$(65)	$68
Adjustments to reconcile net income to net cash provided by operating activities	(3)	228	3	65	293
Net change in operating assets and liabilities	(39)	(280)	(16)	—	(335)

Net cash provided from (used in) continuing operations	26	18	(18)	—	26
Net cash provided from discontinued operations	—	1	31	—	32

Net cash provided from operations	26	19	13	—	58

Investing activities:
Additions to property, plant and mine development	—	(228)	(132)	—	(360)
Investments in marketable debt and equity securities	—	(124)	(29)	—	(153)
Proceeds from sale of marketable debt and equity securities	—	124	—	—	124
Other	—	2	(1)	—	1

Net cash used in investing activities of continuing operations	—	(226)	(162)	—	(388)
Net cash used in activities of discontinued operations	—	—	(2)	—	(2)

Net cash used in investing activities	—	(226)	(164)	—	(390)

Financing activities:
Net borrowings (repayments)	5	(186)	160	—	(21)
Dividends paid to common stockholders	(43)	—	(2)	—	(45)
Dividends paid to minority interests	—	(1)	—	—	(1)
Proceeds from stock issuance and other	9	—	—	—	9
Change in restricted cash and other	3	(1)	6	—	8

Net cash (used in) provided from financing activities	(26)	(188)	164	—	(50)

Effect of exchange rate changes on cash	—	—	2	—	2

Net change in cash and cash equivalents	—	(395)	15	—	(380)
Cash and cash equivalents at beginning of period	—	1,040	126	—	1,166

Cash and cash equivalents at end of period	$—	$645	$141	$—	$786

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23    COMMITMENTS AND CONTINGENCIES

General

The Company follows FAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies other than tax contingencies provided for in accordance with FIN 48 (see Note 7). Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Operating Segments

The Company’s operating segments are identified in Note 21. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 23 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Operations reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited and the Mt. Leyshon matters relate to the Australia/New Zealand reportable segment. The P.T. Newmont Nusa Tenggara matters relate to the Batu Hijau reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2008 and December 31, 2007, $570 and $569, respectively, were accrued for reclamation costs relating to mineral properties in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations.” The current portions of $55 and $57 at March 31, 2008 and December 31, 2007, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $123 and $125 were accrued for such obligations at March 31, 2008 and December 31, 2007. These amounts are included in Other current

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 63% greater or 17% lower than the amount accrued at December 31, 2007. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

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

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In March 2003, the EPA notified Dawn and Newmont that it had thus far expended $12 on the Remedial Investigation/Feasibility Study (“RI/FS”) under CERCLA. In October 2005, the EPA issued the RI/FS on this property in which it indicated a preferred remedy estimated to cost approximately $150. Newmont and Dawn filed comments on the RI/FS with the EPA in January 2006. On October 3, 2006, the EPA issued a final Record of Decision in which it formally selected the preferred remedy identified in the RI/FS.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

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

Ross Adams Mine Site. By letter dated June 5, 2007, the US Forest Service notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Adams Ross mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont has agreed to perform the EE/CA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

PT Newmont Minahasa Raya (“PTNMR”)—80% Newmont Owned

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the trial proceeded and all evidence, including that of the defense, was presented in court in September 2006. In November 2006 the prosecution filed its charge, seeking a three-year jail sentence for PTNMR’s President Director plus a nominal fine. In addition, the prosecution recommended a nominal fine against PTNMR. The defense filed responses in January 2007, and final briefing was completed in March 2007. On April 24, 2007, the court entered its verdict acquitting PTNMR and its President Director of all charges. In May 2007, the prosecution appealed the decision of the court to the Indonesian Supreme Court, despite Indonesian laws that prohibit the appeal of a verdict of acquittal.

In addition, on March 22, 2007, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) filed a civil suit against PTNMR and Indonesia’s Ministry of Energy and Mineral Resources and Ministry for the Environment, alleging pollution from the disposal of mine tailings into Buyat Bay, and seeking a court order requiring PTNMR to fund a 25-year monitoring program in relation to Buyat Bay. In December 2007, the court ruled in PTNMR’s favor and found that WALHI’s allegations of pollution in Buyat Bay were without merit. In March 2008, WALHI appealed this decision to the Indonesian Supreme Court.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. In April 2008, the Peruvian Supreme Court upheld the validity of these settlement agreements, which should result in the dismissal of all claims brought by previously settled plaintiffs. Yanacocha has also entered into settlement agreements with approximately 350 additional plaintiffs. Approximately 200 plaintiffs claims remain.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

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

P.T. Newmont Nusa Tenggara (“PTNNT”)—45% Newmont Owned

Under the Batu Hijau Contract of Work, beginning in 2005 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the ownership interest of the Newmont/Sumitomo partnership in PTNNT, owner of Batu Hijau, could be reduced to 49%.

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore the Newmont/Sumitomo partnership was required to offer a 3% interest for sale in 2006 and an additional 7% interest in 2007. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the government of Indonesia in 2006 and an offer for an additional 7% interest was made in 2007. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

nationals. In January 2008, the Newmont/Sumitomo partnership agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (“DEMR”) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work and threatened to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008, which date was extended to March 3, 2008. On March 3, 2008, the Indonesian government filed for international arbitration, as did PTNNT, as provided under the Contract of Work. Newmont and Sumitomo believe there is no basis for terminating the Contract of Work. A further 7% interest was offered for sale on March 28, 2008. The March 2008 offer is not currently subject to international arbitration.

The Company has been in discussions to extend its forest use permit (called a pinjam pakai) for over three years. This permit is a key requirement to continue to efficiently operate the Batu Hijau mine. The permit extension has not been received and in the event it is not received by June 2008, it could have an adverse impact on operating and financial results.

Other Commitments and Contingencies

Tax contingencies are provided for under FIN 48 (see Note 7).

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $11 in 2008, $17 in 2009 and 2010, $18 in 2011, $11 in 2012 and $54 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2008 and December 31, 2007, there were $748 and $662, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity.

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

As a result of historical contractual arrangements, the Company has managed certain reclamation activities at the Mt. Leyshon mine in northern Queensland, Australia. This mine, which has not operated for a number of years, is owned by Leyshon Resources Limited. In January and February 2008, extraordinary precipitation in northern Queensland resulted in discharges from the mine property of water containing elevated levels of certain metals. This event has resulted in renewed discussions with regulatory authorities in regard to a comprehensive closure plan for the property. The Company is assessing the extent of its responsibility, if any, for any liability arising from the discharge and for any final closure plan.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 24    SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the three months ended March 31, 2008 was 21.6. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, minority interest and equity loss of affiliates, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

NOTE 25    SUBSEQUENT EVENT

Contract of Work

See Note 23 for developments relating to the Indonesian Contract of Work at the Batu Hijau mine.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions, except per share, per ounce and per pound amounts).

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). References to “A$” refer to Australian currency, “C$” to Canadian currency, “IDR” to Indonesian currency, “NZ$” to New Zealand currency and “$” to United States currency.

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report.

Selected Financial and Operating Results

	Three Months Ended March 31,
	2008	2007
Revenues	$1,943	$1,224
Income from continuing operations	$364	$40
Net income	$370	$68

Per common share, basic
Income from continuing operations	$0.81	$0.09
Net income	$0.82	$0.15

Consolidated gold ounces sold (thousands) (1)	1,621	1,557
Consolidated copper pounds sold (millions)	105	91

Average price received, net (2)
Gold (per ounce)	$933	$649
Copper (per pound)	$4.10	$2.33

Costs applicable to sales (3)
Gold (per ounce)	$396	$404
Copper (per pound)	$1.43	$1.34

(1)	Includes incremental start-up ounces of 1 in 2008.
(2)	After treatment and refining charges.
(3)	Excludes Amortization and Accretion.

Consolidated Financial Results

Our income from continuing operations for the three month period ended March 31, 2008 was $364, or $0.81 per share. Results for the first three months of 2008 compared to 2007 were impacted by significantly higher realized gold and copper prices and increased sales volume, partially offset by the write-down of marketable securities.

Sales—gold, net for the first quarter of 2008 increased $500, or 49%, compared to the first quarter of 2007, primarily due to higher realized prices and increased sales volumes. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended March 31,
	2008	2007
Consolidated gold sales:
Gross	$1,518	$1,017
Less: Treatment and refining charges	(7)	(6)

Net	$1,511	$1,011

Consolidated gold ounces sold (thousands):
Gross	1,621	1,557
Less: Incremental start-up sales	(1)	—

Net	1,620	1,557

Average realized price (per ounce):
Before treatment and refining charges	$937	$653
After treatment and refining charges	$933	$649

The change in consolidated gold sales is due to:

Three Months Ended March 31,
2008 vs. 2007
Increase in consolidated ounces sold	$41
Increase in average realized gold price	460
Increase in treatment and refining charges	(1)

$500

Sales—copper, net for the first quarter of 2008 increased $219, or 103%, compared to the first quarter of 2007 primarily due to higher realized prices and increased sales volumes. For a complete discussion regarding variations in gold and copper volumes, see Results of Consolidated Operations below. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended March 31,
	2008	2007
Consolidated copper sales:
Gross before provisional pricing and hedging	$382	$245
Provisional pricing mark-to-market gain	82	6
Hedging loss	—	(1)

Gross after provisional pricing and hedging	464	250
Less: Treatment and refining charges	(32)	(37)

Net	$432	$213

Consolidated copper pounds sold (millions)	105	91

Average realized price (per pound):
Gross before provisional pricing and hedging	$3.62	$2.68
Provisional pricing mark-to-market gain	0.78	0.07
Hedging loss	—	(0.01)

Gross after provisional pricing and hedging	4.40	2.74
Less: Treatment and refining charges	(0.30)	(0.41)

Net	$4.10	$2.33

The change in consolidated copper sales is due to:

Three Months Ended March 31,
2008 vs. 2007
Increase in consolidated pounds sold	$38
Increase in average realized copper price	176
Decrease in treatment and refining charges	5

$219

The following is a summary of net gold and copper sales:

	Three Months Ended March 31,
	2008	2007
Gold
Nevada, USA	$491	$361
Yanacocha, Peru	499	297
Australia/New Zealand:
Tanami, Australia	89	74
Kalgoorlie, Australia	65	61
Jundee, Australia	87	40
Waihi, New Zealand	29	9

	270	184

Batu Hijau, Indonesia	112	56
Ahafo, Ghana	97	81
Other Operations:
Kori Kollo, Bolivia	18	16
La Herradura, Mexico	24	14
Golden Giant, Canada	—	2

	42	32

	$1,511	$1,011

Copper
Batu Hijau, Indonesia	$432	$213

Costs applicable to sales increased $11 for gold and $27 for copper for the first quarter of 2008 compared to the first quarter of 2007, as detailed in the table below. The increase in the first quarter of 2008 is primarily due to higher sales volume, increased input commodity prices, higher waste removal costs and unfavorable exchange rate movements in the Australian dollar. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization increased for the first quarter of 2008 compared to the first quarter of 2007 as detailed in the table below, and primarily relates to higher sales of inventory at Batu Hijau. We expect 2008 Amortization to be approximately $725 to $775.

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable to Sales		Amortization
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Gold
Nevada, USA	$215	$271	$50	$55
Yanacocha, Peru	168	128	44	42
Australia/New Zealand:
Tanami, Australia	50	48	8	9
Kalgoorlie, Australia	54	57	4	8
Jundee, Australia	38	35	7	6
Waihi, New Zealand	14	8	6	3

	156	148	25	26

Batu Hijau, Indonesia	37	27	8	6
Ahafo, Ghana	49	41	13	10
Other Operations:
Kori Kollo, Bolivia	8	7	2	3
La Herradura, Mexico	8	7	2	2
Golden Giant, Canada	—	1	—	—

	16	15	4	5

	641	630	144	144

Copper
Batu Hijau, Indonesia	150	123	31	28

Other
Australia/New Zealand	—	—	1	1
Corporate and Other	—	—	6	6

	—	—	7	7

	$791	$753	$182	$179

Accretion expense remained constant for the first quarter of 2008 compared to the first quarter of 2007.

Exploration expense remained constant for the first quarter of 2008 compared to the first quarter of 2007. We expect 2008 Exploration expense to be approximately $220 to $230.

Advanced projects, research and development increased by $14 for the first quarter of 2008 compared to the first quarter of 2007 due to spending at Hope Bay and higher spending on projects, feasibility studies and drilling at Fort a la Corne and Euronimba. We expect 2008 Advanced projects, research and development expenses to increase to approximately $160 to $190 primarily due to additional spending at Hope Bay.

General and administrative expenses decreased by $4 for the first quarter of 2008 compared to the first quarter of 2007. We expect 2008 General and administrative expenses to be approximately $140 to $150.

Other expense, net for the first quarter of 2008 and 2007 is summarized as follows:

	Three Months Ended March 31,
	2008	2007
Community development	$14	$14
Pension settlement loss	11	—
Regional administration	9	11
Peruvian royalty	7	3
Western Australia power plant	5	5
World Gold Council dues	3	3
Accretion non-operating	2	2
Reclamation estimate revisions	2	—
Other	10	12

	$63	$50

The 2008 expense includes pension settlement losses related to senior management retirements. Other expense, net also includes community development and regional administration expenses that were reclassified from Costs applicable to sales. These costs relate to our social responsibility, external and government relations, and regional office costs which are not a cost of mine production.

Other income, net for the first quarter of 2008 and 2007 is summarized as follows:

	Three Months Ended March 31,
	2008	2007
Canadian Oil Sands Trust income	$24	$8
Interest income	10	13
Gain on asset sales, net	4	2
Gain (loss) on ineffective portion of derivative instruments, net	3	(2)
Foreign currency exchange losses, net	(6)	(5)
Other	2	1

	$37	$17

Interest expense, net decreased by $4 for the first quarter of 2008 compared to the first quarter of 2007 mainly due to increased capitalized interest and repayment of the partner loan at Batu Hijau, partially offset by interest on the convertible senior notes and corporate revolving credit facility. We expect 2008 Interest expense, net to decrease to approximately $60 to $80 as a result of increased operating cash flow.

Income tax expense during the first quarter of 2008 was $235 compared to $44 during the first quarter of 2007. The effective tax rate for the first quarter of 2008 was 30% compared to 31% for the first quarter of 2007. The 1% decrease from the 2007 first quarter rate primarily relates to the effect of foreign earnings in subsidiaries where earnings are not indefinitely reinvested. The effective tax rates in the first quarter of 2008 and 2007 are different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion and (ii) the effect of different income tax rates in countries where earnings are indefinitely reinvested. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 21, 2008. We expect the 2008 full year tax rate to be approximately 28% to 32%, assuming an average gold price of $875 per ounce.

Minority interest in income of consolidated subsidiaries increased $136 in the three months ended March 31, 2008 compared to 2007, as a result of increased earnings at Batu Hijau and Yanacocha.

Results of Consolidated Operations

	Gold Ounces or Copper Pounds Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
Nevada	526	560	$409	$484	$95	$98
Yanacocha (3) (51.35% owned)	540	455	311	280	82	93
Australia/New Zealand	286	284	545	521	89	95
Batu Hijau (3) (4)	120	84	308	317	64	74
Ahafo	105	125	464	325	127	78
Other (3)	44	49	379	319	98	101

Total/Weighted-Average	1,621	1,557	$396	$404	$89	$93

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Batu Hijau (4)	105	91	$1.43	$1.34	$0.30	$0.31

(1)	Includes incremental start-up ounces of 1 in 2008.
(2)	Excludes Amortization and Accretion.
(3)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.
(4)	Economic interest decreased to 45% from 52.875% on May 25, 2007.

Consolidated gold ounces sold increased 4% in the first quarter of 2008 from 2007, primarily due to higher production at Yanacocha and Australia/New Zealand and a draw down of inventory at Yanacocha and Batu Hijau, partially offset by lower production at Ahafo.

Consolidated copper pounds sold increased 15% in the first quarter of 2008 from 2007, primarily due to a decrease in concentrate inventory at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold decreased 2% in the first quarter of 2008 from 2007, due to higher by-product revenue as a result of higher metal prices and increased production, partially offset by increased labor and diesel costs. Also, the strengthening of the Australian dollar increased Consolidated Costs applicable to sales by $11 per ounce in the first quarter of 2008 compared to 2007. Costs applicable to sales per consolidated copper pound increased 7% in the first quarter of 2008 from 2007, primarily due to higher mining costs.

Our 2008 annual gold guidance remains unchanged with consolidated gold sales of between 5.9 and 6.4 million ounces of gold at Costs applicable to sales of between $425 and $450 per ounce. Our Costs applicable to sales forecast for 2008 now assumes an oil price of $90 per barrel and an Australian dollar exchange rate of 0.925 for the remainder of the year. Our Costs applicable to sales are expected to change by approximately $2 per ounce for every $5 change in the oil price and by $5 per ounce for every $0.05 change in the Australian dollar exchange rate. We are actively hedging a portion of our diesel and Australian dollar exposure and volatility.

We now expect consolidated copper sales of approximately 280 to 330 million pounds of copper in 2008 at Costs applicable to sales of approximately $1.50 to $1.75 compared to our original guidance of between 345 and 365 million pounds of copper at Costs applicable to sales of approximately $1.30 to $1.40 per pound, due to extremely heavy rainfall during the first quarter of 2008 at Batu Hijau. See the Batu Hijau Operation discussion below for additional details.

Nevada Operations

	Gold Ounces Sold		Costs Applicable to Sales (2)		Amortization
	2008 (1)	2007	2008	2007	2008	2007
	(in thousands)		($ per ounce)		($ per ounce)
Three months ended March 31,	526	560	$409	$484	$95	$98

(1)	Includes incremental start-up ounces of 1.
(2)	Excludes Amortization and Accretion.

Gold ounces sold in Nevada decreased 6% in the first quarter of 2008 from 2007 due to the shutdown of Lone Tree processing facilities at the end of 2007. Lone Tree process facilities accounted for 33,000 ounces of sales in the first quarter of 2007.

Underground ore in the first quarter of 2008 increased to 526,000 tons, up from 484,000 tons in the first quarter of 2007. This increase was due to 90% higher tons at Leeville and 66% higher tons at Chukar, partially offset by 29% lower tons at Midas, 14% lower tons at Deep Post and no 2008 tons at Carlin East. Surface ore mined in the first quarter of 2008 decreased to 8.4 million tons, down from 10.6 million tons in the previous year quarter. As planned, fewer ore tons were mined from the deeper phases of Gold Quarry and Twin Creeks.

First quarter ore milled was 6.2 million tons in 2008 and 2007 as completion of Lone Tree milling in 2007 was offset by higher tons milled at Phoenix in 2008. Ore placed on leach pads increased by 40% from the first quarter of 2007 to 2008 with increases at both Twin Creeks and Carlin.

During the first quarter of 2008, Phoenix sold 40,500 ounces of gold at Costs applicable to sales of $401 per ounce, compared to 47,100 ounces at Costs applicable to sales of $782 per ounce in previous year quarter. The cost improvements were driven by reduced milling cost per ton, reduced waste mining costs, increased recovered copper and silver and higher copper and silver prices.

With Phoenix now producing in line with 2008 expectations, Leeville ramp-up achieved in the fourth quarter of 2007 and the Midas mining sequence reestablished, the Company continues to expect gold sales in Nevada of approximately 2.2 to 2.4 million ounces for 2008.

Nevada’s Costs applicable to sales per ounce decreased 15% to $409 in the first quarter of 2008 from $484 in the first quarter of 2007. Lower costs were driven by a combination of factors: ending high cost Carlin East mining and Lone Tree processing, more low cost oxide leach ounces and cost reductions coming from Leeville mine tonnage rampup, Phoenix improvements, lower surface mining contracted services and lower surface mining tons. Benefits of higher by-product silver and copper prices are largely offset by higher Nevada net proceeds tax and royalty costs due to higher gold prices.

The Company continues to expect Costs applicable to sales of approximately $400 to $430 per ounce for 2008. Ongoing labor and diesel cost pressures are expected to be offset by reduced electricity charges as a result of generating power for approximately one-half of the year from our newly constructed coal-fired power plant and reduced contracted services and other expenses.

Construction of the 200 megawatt coal-fired power plant was approximately 87% complete at March 31, 2008. Commissioning remained on track during the first quarter of 2008, with commercial operation anticipated during the second quarter. Capital costs remain consistent with previous expectations of between $620 and $640. The lower cost of self-generated electricity, when compared with projected future market prices in the region, is expected to reduce Nevada’s Costs applicable to sales by approximately $60 per year, or $25 per ounce.

Yanacocha Operations

	Gold Ounces Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(in thousands)		($ per ounce)		($ per ounce)
Three months ended March 31,	540	455	$311	$280	$82	$93

(1)	Consolidated gold ounces sold includes minority interests’ share (51.35% Newmont owned).
(2)	Excludes Amortization and Accretion.

Consolidated gold sales at Yanacocha increased 19% in the first quarter of 2008 from the first quarter of 2007 due to a drawdown of inventory. Ore mined and placed on the leach pads increased to 30.4 million tons in the first quarter of 2008 from 16.5 million tons in the first quarter of 2007. During the same periods, the amount of waste material mined decreased to 21.8 million tons from 29.7 million tons. Leached ore grade also increased by 23% from 0.013 to 0.016 ounces per ton in the first quarter of 2008 from the same period in 2007. Gold production increased by 20% due to the increased ore placement and grade. We continue to expect gold sales of approximately 1.7 to 1.8 million ounces for 2008.

Costs applicable to sales increased in the first quarter of 2008 to $311 per ounce from $280 per ounce in the first quarter of 2007, primarily due to higher workers participation and royalty costs due to higher gold prices and higher fuel costs, partially offset by lower waste stripping, lower labor costs and higher by-product revenue. We continue to expect Costs applicable to sales of approximately $370 to $390 per ounce for 2008.

Start up of the gold mill at Yanacocha occurred in late March and is on schedule to achieve commercial production in the second quarter of 2008. Capital costs for the project remain consistent with previous expectations of between $250 and $270.

Australia/New Zealand Operations

	Gold Ounces Sold		Costs Applicable to Sales (1)		Amortization
	2008	2007	2008	2007	2008	2007
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Tanami	95	113	$524	$426	$81	$82
Jundee	91	62	420	563	83	96
Kalgoorlie (50% owned)	69	95	778	596	58	88
Waihi	31	14	455	595	203	242

Total/Weighted-Average	286	284	$545	$521	$89	$95

(1)	Excludes Amortization and Accretion.

Consolidated gold sales in Australia/New Zealand increased 1% in the first quarter of 2008 from the first quarter of 2007, primarily due to higher ore grades at Jundee and a full quarter of production at Waihi, partially offset by lower production at Kalgoorlie primarily due to lower mill ore grades. Costs applicable to sales per ounce for the first quarter increased 5% in 2008 from 2007, primarily due to the strengthening of the Australian dollar and increased input costs, particularly diesel, electricity and labor. During the first quarter of 2008, the Company hedged a portion of its Australian denominated operating expenditures which reduced Costs applicable to sales by $1, or $5 per ounce for Australia/New Zealand.

Tanami, Australia. Gold ounces sold decreased 16% in the first quarter of 2008 from 2007 due to changes in inventories. Gold production remained constant as lower mill ore grade was offset by an increase in mill throughput. Costs applicable to sales per ounce increased 23%, primarily due to the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $52 per ounce, higher fuel costs, additional backfill activity and higher ore hauling charges associated with longer hauling distances.

Jundee, Australia. Gold ounces sold increased 47% in the first quarter of 2008 compared to 2007, primarily due to an 82% increase in mill ore grade and 7% higher mill recovery, partially offset by inventory sales in 2007. Costs applicable to sales per ounce decreased 25%, primarily attributable to higher production partially offset by higher underground mining and milling costs and the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $44 per ounce.

Kalgoorlie, Australia. Gold ounces sold decreased 27% in the first quarter of 2008 compared to 2007, primarily due to 13% lower mill ore grade, lower mill throughput and a drawdown of inventory during the first quarter of 2007. Costs applicable to sales per ounce increased 31%, primarily due to the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $84 per ounce, higher fuel costs and higher contract maintenance costs.

Waihi, New Zealand. Gold ounces sold increased 121% in the first quarter of 2008 from 2007, primarily due to higher throughput as a result of a planned mill suspension in first quarter of 2007 related to underground mine development at Favona and waste removal at the Martha open pit. Costs applicable to sales per ounce were 24% lower due to higher production and higher by-product revenue, partially offset by higher underground mining and milling costs and the strengthening of the New Zealand dollar, which increased Costs applicable to sales by approximately $51 per ounce.

We continue to expect gold sales in Australia/New Zealand of approximately 1.05 to 1.10 million ounces for 2008 at Costs applicable to sales of approximately $585 to $625 per ounce, excluding adverse changes in the Australian dollar exchange rate beyond a full year average rate of A$1.00:$0.925. Unfavorable changes in the Australian dollar exchange rate could result in operating costs for the region outside of the expected range for the full year, as a significant portion of costs are Australian dollar denominated. Costs applicable to sales in Australia/New Zealand are expected to change by approximately $5 to $6 per ounce for every $0.01 move in the Australian dollar exchange rate.

Development of the Boddington project remains on schedule and is approximately 69% complete, with mill start-up expected in late 2008 or early 2009. Our share of the expected capital cost remains between $1,400 and $1,600.

Batu Hijau Operation

	Gold Ounces Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Three months ended March 31,	120	84	$308	$317	$64	$74

	Copper Pounds Sold (1)		Costs Applicable to Sales (2)		Amortization
	(pounds in millions)		($ per pound)		($ per pound)
Copper
Three months ended March 31,	105	91	$1.43	$1.34	$0.30	$0.31

(1)	Consolidated gold ounces or copper pounds sold includes minority interests’ share. Newmont’s economic interest decreased to 45% from 52.875% on May 25, 2007.
(2)	Excludes Amortization and Accretion.

Consolidated copper and gold sales at Batu Hijau increased 15% and 43% in the first quarter of 2008 from 2007, respectively, primarily as a result of 30 million pounds and 41,000 ounces of concentrate inventory sales. Copper and gold production decreased by 22% and 10%, respectively, due to lower mill throughput from ore blending limitations and unplanned downtime.

Total Costs applicable to sales increased by $37 in the first quarter of 2008 from 2007 as a result of concentrate inventory sales and increased mining costs. Increasing labor and input commodity prices continue to impact operating costs, as well as increased selling expenses and royalties due to higher average prices for both gold and copper.

The average realized copper price increased to $4.10 per pound from $2.33 per pound in the prior year quarter. The higher copper price favorably impacted the provisional sales mark-to-market adjustment by $82 or $0.78 per pound for the first quarter of 2008 compared to $6 or $0.07 per pound for the first quarter of 2007. Additionally, lower treatment and refining costs in the first quarter of 2008 compared to the first quarter of 2007 increased the average realized copper price by $5, or $0.11 per pound.

Batu Hijau experienced extremely heavy rainfall during the first quarter of 2008, causing minor damage to pit infrastructure, as well as adding significant amounts of unexpected water to the pit, potentially limiting the Company’s ability to access high grade ore later in the year, as planned. Expectations for 2008 production are contingent on the extent of dry season access during the third and fourth quarters, which could offset portions of the expected wet season production shortfall. As a result, we expect gold and copper sales at Batu Hijau to be between 220,000 and 290,000 ounces of gold and between 280 and 330 million pounds of copper at Costs applicable to sales of $340 to $380 per ounce and $1.50 and $1.75 per pound, respectively, compared to original guidance of between 325,000 and 365,000 ounces of gold and between 345 and 365 million pounds of copper at Costs applicable to sales of $285 to $325 per ounce and $1.30 to $1.40 per pound, respectively. Potential production shortfalls due to restricted access in 2008 would be recovered in 2009.

We currently have a 45% ownership interest in the Batu Hijau mine, held through the Nusa Tenggara partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns Batu Hijau. We identified NTP as a Variable Interest Entity as a result of certain capital structures and contracted relationships and have fully consolidated Batu Hijau in the consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company.

Under the Contract of Work, beginning in 2005 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the ownership interest of NTP in PTNNT, owner of Batu Hijau, could be reduced to 49%.

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore NTP was required to offer a 3% interest for sale in 2006 and an additional 7% interest in 2007. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the government of Indonesia in 2006 and an offer for an additional 7% interest was made in 2007. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, NTP agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (“DEMR”) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work and threatened to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008, which date was extended to March 3, 2008. On March 3, 2008, the Indonesian government filed for international arbitration, as did PTNNT, as provided under the Contract of Work. Newmont and Sumitomo believe there is no basis for terminating the Contract of Work. A further 7% interest was offered for sale on March 28, 2008. The March 2008 offer is not currently subject to international arbitration.

We have been in discussions to extend our forest use permit (called a pinjam pakai) for over three years. This permit is a key requirement to continue to efficiently operate the Batu Hijau mine. The permit extension has not been received and in the event it is not received by June 2008, it could have an adverse impact on operating and financial results. In 2005, relevant Indonesian governmental authorities reviewed the contractual requirements for extension of the pinjam pakai and determined that we meet those requirements.

Ahafo Operation

	Gold Ounces Sold		Costs Applicable to Sales (1)		Amortization
	2008	2007	2008	2007	2008	2007
	(in thousands)		($ per ounce)		($ per ounce)
Three months ended March 31,	105	125	$464	$325	$127	$78

(1)	Excludes Amortization and Accretion.

Gold ounces sold at Ahafo decreased 16% in the first quarter of 2008 compared to 2007 as a result of unplanned mill downtime in March, unexpected power interruptions and lower grades, partially offset by a reduction of inventory. Waste material mined increased to 11.1 million tons in the first quarter of 2008 from 8.2 million tons in the first quarter of 2007.

Costs applicable to sales per ounce increased 43% due to lower production and higher mining and milling costs. Mining costs increased primarily due to higher waste stripping, labor, fuel and contract maintenance costs. Milling costs increased due to higher electricity and maintenance costs.

We expect gold sales of approximately 495,000 to 530,000 ounces in 2008 primarily due to unplanned mill down time. We expect Costs applicable to sales of approximately $485 to $520 per ounce for the year primarily due to lower production, higher fuel costs and higher royalty costs. This is partially offset by lower labor costs, lower consumable costs and lower supplemental power requirements.

Other Operations

	Gold Ounces Sold		Costs Applicable to Sales (1)		Amortization
	2008	2007	2008	2007	2008	2007
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Kori Kollo (2) (88% owned)	20	24	$447	$333	$117	$106
La Herradura (44% owned)	24	22	324	323	83	110
Golden Giant	—	3	—	193	—	—

Total/Weighted-Average	44	49	$379	$319	$98	$101

(1)	Excludes Amortization and Accretion.
(2)	Consolidated gold ounces sold includes minority interests’ share.

Kori Kollo, Bolivia. Consolidated gold ounces sold decreased 17% in the first quarter of 2008 from 2007 due to stability issues with the Phase 7 leach pad resulting in less leach cycle time and an increase in leach pad inventory. Costs applicable to sales per ounce increased 34% in the first quarter of 2008 from 2007, primarily as a result of lower production, higher leaching costs and additional Bolivian royalties.

La Herradura, Mexico. Gold ounces sold increased 9% in first quarter of 2008 from 2007 due to more ore tons placed on the leach pads.

The Company continues to expect consolidated gold sales for Other Operations in 2008 of approximately 200,000 to 220,000 ounces at Costs applicable to sales of approximately $340 to $360 per ounce.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 31% and 27%, of our Costs applicable to sales were paid in local currencies during the first quarter of 2008 and 2007, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $11 during the first quarter of 2008 as compared to the first quarter of 2007.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations increased to $594 for the first quarter of 2008 from $26 for the first quarter of 2007 due to significantly higher realized gold and copper prices, as discussed above in Consolidated Financial Results. The 2007 results were also negatively impacted by the timing of settlements related to the former Batu Hijau copper hedge program for $111.

Investing Activities

Net cash used in investing activities of continuing operations was $767 during the first quarter of 2008 compared to $388 during the same period of 2007, driven largely by the acquisition of Miramar.

Additions to property, plant and mine development were as follows:

	Three Months Ended March 31,
	2008	2007
Nevada, USA	$92	$158
Yanacocha, Peru	39	56
Australia/New Zealand:
Tanami, Australia	9	6
Kalgoorlie, Australia	2	2
Jundee, Australia	9	9
Waihi, New Zealand	9	8
Boddington, Australia	208	70
Other, Australia	—	1

	237	96

Batu Hijau, Indonesia	29	7
Africa	33	37
Hope Bay	9	—

Other Operations:
Kori Kollo, Bolivia	2	—
La Herradura, Mexico	11	3

	13	3

Corporate and Other	2	3

	$454	$360

Capital expenditures in Nevada during the first quarter of 2008 were primarily related to the construction of the power plant and sustaining mine development. Yanacocha capital expenditures were primarily related to construction of the gold mill, surface equipment replacement and leach pad expansions. Capital expenditures in Australia/New Zealand largely resulted from the continued construction of the Boddington project. In 2007, we commenced a hedging program to reduce the variability of the Australian denominated capital expenditures related to Boddington. At March 31, 2008, we have hedged 39% of our remaining forecasted Australian dollar denominated capital expenditures in 2008 and 2009 at an average rate of 0.87. Batu Hijau’s capital expenditures were predominately for sustaining mine development. Capital expenditures at Ahafo were mainly as a result of mine equipment purchases and sustaining development. We expect to spend $1,800 to $2,000 on consolidated capital expenditures in 2008.

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

Investments in marketable debt and equity securities, net. During the first quarter of 2008, we purchased marketable equity securities for $3. During the first quarter of 2007, the Company purchased marketable equity securities of Gabriel Resources for $27 and other marketable securities for $2.

Acquisitions. During the first quarter of 2008, we paid $318 for certain acquisition costs and to acquire the remaining outstanding common shares of Miramar Mining Corporation (“Miramar”), resulting in Miramar becoming a wholly-owned subsidiary. The total Miramar purchase price was $1,353. As a result of the completed acquisition of Miramar, we control the Hope Bay Project, a large undeveloped gold project in Nunavut, Canada.

Financing Activities

Net cash provided from (used in) financing activities was $71 and $(50) during the first quarter of 2008 and 2007, respectively.

Repayment of debt. During the first quarter of 2008, the Company made scheduled debt repayments of $22 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease.

During the first quarter of 2008, we received net proceeds of $225 under our $2,000 revolving credit facility. The facility is also used for the issuance of letters of credit totaling $471, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Scheduled minimum debt repayments are $229 for the remainder of 2008, $142 in 2009, $147 in 2010, $323 in 2011, $360 in 2012 and $1,946 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances or available credit facilities.

At March 31, 2008, we were in compliance with all required debt covenants and other restrictions related to debt agreements.

Dividends paid to minority interests. We paid dividends of $98 and $1 to minority interests during the first quarter of 2008 and 2007, respectively.

Dividends paid to common stockholders. We declared a regular quarterly dividend of $0.10 per common share. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.1019 per share. We paid dividends of $45 to common stockholders in the first quarter of 2008 and 2007.

Proceeds from stock issuance. We received proceeds of $17 and $9 during the first quarter of 2008 and 2007, respectively, from the issuance of common stock related to the exercise of stock options.

Discontinued Operations

Net operating cash (used in) provided from discontinued operations was $(100) and $32 in the first quarter of 2008 and 2007, respectively, as follows:

	Three Months Ended March 31,
	2008	2007
Royalty portfolio	$(100)	$20
Pajingo	—	12

	$(100)	$32

During the first quarter of 2008, we made tax payments of $127 related to the royalty portfolio sale.

Net cash used in investing activities of discontinued operations was $3 and $2 in the first quarter of 2008 and 2007, respectively. Cash used in investing activities of discontinued operations in 2008 included accrued expense payments on the royalty portfolio sale of $8, partially offset by $5 in proceeds from the sale of assets at Pajingo. Cash used in investing activities of discontinued operations in 2007 included additions to property, plant and mine development of $2.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: $748 of outstanding letters of credit, surety bonds and bank guarantees and operating leases. We also provide a contingent support line of credit to PT Newmont Nusa Tenggara of which our pro-rata share is $37. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (in thousands of tons): 386 for the remainder of 2008; 774 in 2009; 851 in 2010, 730 in 2011, 725 in 2012 and 659 thereafter.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2008 and December 31, 2007, $570 and $569, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $123 and $125 were accrued for such obligations at March 31, 2008 and December 31, 2007, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 63% greater or 17% lower than the amount accrued at March 31, 2008. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense, net in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 19 and 23 to the Condensed Consolidated Financial Statements.

During the first quarter of 2008 and 2007, capital expenditures were approximately $16 and $9, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

Newmont spent $2 and $3, respectively, during the first quarter of 2008 and 2007 for environmental obligations related to the former, primarily historic, mining activities discussed in Note 23 to the Condensed Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$61	$61	$—	$—
Marketable equity securities	1,501	1,501	—	—
Marketable debt securities	33	—	4	29
Derivative instruments, net	26	—	26	—

	$1,621	$1,562	$30	$29

Liabilities:
8 5/8% debentures	$95	$—	$95	$—

Our cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

Our marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

Our marketable debt securities include investments in auction rate securities and asset backed commercial paper. The auction rate securities are valued based on quoted prices in markets that are not active. We determined the fair value based on indicative pricing from the underwriting bank. Such instruments are generally classified within Level 2 of the fair value hierarchy. The asset backed commercial paper falls within Level 3 of the fair value hierarchy because it trades infrequently and has little price transparency.

Our derivative instruments are valued using pricing models and we generally use similar models to value similar instruments. Where possible, we verify the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. Our derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

Our 8 5/8% uncollateralized debentures have a principal amount of $223 due May 2011. We have fixed to floating swap contracts to hedge the interest rate risk exposure on $100 of these debentures. The hedged portion of our 8 5/8% debentures are valued using pricing models which require inputs, including risk-free interest rates and credit spreads. Because the inputs are derived from observable market data, the hedged portion of the 8 5/8% debentures is classified within Level 2 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of our Level 3 financial assets (asset backed commercial paper) for the three months ended March 31, 2008.

Balance at beginning of period	$31
Unrealized losses	(2)

Balance at end of period	$29

The total amount of unrealized losses for the period was included in Accumulated other comprehensive income as a result of changes in foreign exchange rates from December 31, 2007.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. We did not elect the Fair Value Option for any of our financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on our consolidated financial position, results of operations or cash flow.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 was to be applied prospectively for tax benefits on dividends declared in our fiscal year beginning January 1, 2008. The adoption of EITF 06-11 had an insignificant impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements and Developments

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s derivative instrument disclosures.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations”, (“FAS 141(R)”) which amends FAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for our fiscal year beginning January 1, 2009 and is to be applied prospectively. We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”) which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. FAS 160 also requires that the reporting company clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

In September 2007, the FASB published Proposed FSP No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “Proposed FSP”). The Proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of the Proposed FSP are not addressed by the existing APB 14. The Proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the Proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. If the Proposed FSP is adopted, we estimate that approximately $300 of debt discount would be recorded and the effective interest rate on our 2014 and 2017 convertible senior notes (see Note 17 to the Consolidated Financial Statements) would increase by approximately 5 percentage points to 6.25% and 6.625%, respectively, for the non-cash amortization of the debt discount.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2007, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Foreign Currency Contracts

Newmont has entered into a series of foreign currency contracts to hedge the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. Newmont entered into $/IDR forward purchase contracts with expiration dates ranging up to one year which reduced Costs applicable to sales by $1 for the three months ended March 31, 2008 and 2007. During the third quarter of 2007, Newmont began a layered fixed forward contract program to hedge a portion of its A$ denominated operating expenditures and during the first quarter of 2008 began a layered fixed forward contract program to hedge a portion of its NZ$ denominated operating expenditures. The programs include a series of fixed forward contracts with expiration dates of up to three years from the date of issue. For the three months ended March 31, 2008, the A$ and NZ$ operating hedge programs reduced Costs applicable to sales by $1 and $nil, respectively. All of the currency contracts were designated as cash flow hedges, and as such, unrealized changes in market value have been recorded in Accumulated other comprehensive income.

During the fourth quarter of 2007, Newmont began a program to hedge a portion of its A$ denominated capital expenditures related to the construction of the Boddington project. The program consists of a series of fixed forward contracts and bought call option contracts with expiration dates of up to one year from the date of issue. The A$ denominated contracts have been designated as cash flow hedges of future Boddington capital expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which the Boddington joint venture assets are placed into service and affect earnings.

Newmont had the following foreign currency derivative contracts outstanding at March 31, 2008:

	Expected Maturity Date					Fair Value
	2008	2009	2010	2011	Total/ Average	At March 31, 2008		At December 31, 2007
IDR Forward Purchase Contracts:
$ (millions)	$86	$6	$—	$—	$92	$1	(1)	$(1	)(1)
Average rate (IDR/$)	9,456	9,598	—	—	9,465
A$ Operating Forward Purchase Contracts:
$ (millions)	$163	$182	$128	$8	$481	$9	(2)	$—	(2)
Average rate ($/A$)	0.87	0.84	0.81	0.81	0.84
NZ$ Operating Forward Purchase Contracts:
$ (millions)	$9	$11	$2	$—	$22	$—		$—
Average rate ($/NZ$)	0.78	0.74	0.72	—	0.75
A$ Capital Forward Purchase Contracts:
$ (millions)	$215	$—	$—	$—	$215	$8	(3)	$(1	)(3)
Average rate ($/A$)	0.87	—	—	—	0.87
A$ Capital Call Option Contracts:
$ (millions)	$32	$—	$—	$—	$32	$1	(3)	$1	(3)
Average rate ($/A$)	0.88	—	—	—	0.88

(1)	The fair value of the IDR operating forward purchase contracts includes $1 in Other current assets at March 31, 2008 and $(1) in Other current liabilities at December 31, 2007.
(2)

The fair value of the A$ operating forward purchase contracts includes $6 in Other current assets, $5 in Other long-term assets, and $(2) in Other long-term liabilities at March 31, 2008. The fair value of the A$ operating forward purchase contracts includes $2 in Other current assets, $2 in Other Long-term assets, $(1) in Other current liabilities, and $(3) in Other long-term liabilities at December 31, 2007.

(3)

The fair value of the capital hedge program related to the construction of the Boddington project includes $8 in Other current assets for A$ forward purchase contracts and $1 in Other current assets for A$ bought call option contracts at March 31, 2008. The fair value of the capital hedge program related to the construction of the Boddington project includes $(1) in Other current liabilities for A$ forward purchase contracts and $1 in Other current assets for A$ bought call option contracts at December 31, 2007.

Diesel Fixed Forward Contracts

During the first quarter of 2008, Newmont implemented a program to hedge a portion of its operating cost exposure related to diesel prices of fuel consumed at its Nevada operations. The program consists of a series of financially settled fixed forward contracts with expiration dates of up to one year from the date of issue. The contracts have been designated as cash flow hedges of future diesel purchases, and as such changes in the market value have been recorded in Accumulated other comprehensive income.

Newmont had the following diesel derivative contracts outstanding at March 31, 2008:

	Expected Maturity Date			Fair Value
	2008	2009	Total/ Average	At March 31, 2008	At December 31, 2007
Diesel Forward Purchase Contracts:
$ (millions)	$4	$1	$5	$—	$—
Average rate ($/gallon)	2.97	2.90	2.95

Interest Rate Swap Contracts

At March 31, 2008, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $223 8 5/8% debentures expiring in 2011. Under the hedge contract terms, the

Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three months ended March 31, 2008 and 2007, these transactions had an insignificant impact on interest expense. The fair value of the interest rate swaps was $7 and $4 at March 31, 2008 and December 31, 2007, respectively.

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

At March 31, 2008 and 2007, Batu Hijau had the following gross revenues before treatment and refining charges subject to final price adjustments:

	At March 31,
	2008	2007
Gross revenue subject to final price adjustments
Copper	$420	$386
Gold	$37	$33

The average final price adjustments realized were as follows:

	Three Months Ended March 31,
	2008	2007
Average final price adjustments
Copper	4%	(19)%
Gold	9%	2%

ITEM 4.	CONTROLS AND PROCEDURES.

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

Even an effective internal control system, no matter how well designed, has inherent limitations including the possibility of the circumvention or overriding of controls. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the Company’s financial reporting and financial statement preparation.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 23 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2008 through January 31, 2008	10,508	(1)	$49.05	—	N/A
February 1, 2008 through February 28, 2008	4,505	(2)	$50.05	—	N/A
March 1, 2008 through March 31, 2008	—		—	—	N/A

(1)	Represents shares forfeited by employees of previously granted restricted shares of common stock upon termination of employment.
(2)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipients’ tax withholding obligations.

ITEM 5.	OTHER INFORMATION.

The Company has elected to include the following information in this Form 10-Q in lieu of reporting it on a separately filed Form 8-K. This information would otherwise have been filed on Form 8-K under the heading “Item 5.02 Departure of Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

On April 23, 2008, Robin Plumbridge retired from the Board of Directors under the Board’s mandatory retirement policy.

On April 22, 2008, the Compensation and Management Development Committee approved a compensation package for Britt D. Banks, Executive Vice President, Legal and External Affairs, upon his resignation as an executive officer on July 31, 2008. Mr. Bank’s intention to resign was reported on a Current Report on Form 8-K filed April 4, 2008.

Mr. Banks will continue to provide consulting services to the Company after July 31, 2008 for the following consideration: (a) payment of prorated corporate and personal performance bonuses for 2008 of $231,875; (b) vesting of 10,698 shares of previously-issued restricted stock; and (c) payment for services at an hourly rate of $450.

ITEM 6.	EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: April 24, 2008	/s/ RUSSELL BALL
Russell Ball Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 24, 2008	/s/ ROGER P. JOHNSON
Roger P. Johnson Vice President and Chief Accounting Officer (Principal Accounting Officer)

S-1

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith. (1)

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

E-1