Form 10-Q
period 2008-06-30
NEWMONT MINING CORP /DE/
filed 2008-07-24
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

There were 439,229,312 shares of common stock outstanding on July 18, 2008 (and 14,854,461 exchangeable shares).

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Sales—gold, net	$1,339	$936	$2,850	$1,947
Sales—copper, net	183	340	615	553

	1,522	1,276	3,465	2,500
Costs and expenses
Costs applicable to sales—gold (1)	655	586	1,296	1,216
Costs applicable to sales—copper (1)	104	128	254	251
Loss on settlement of price-capped forward sales contracts (Note 3)	—	531	—	531
Amortization	184	186	366	365
Accretion (Note 20)	8	8	16	15
Exploration	59	46	98	85
Advanced projects, research and development	39	13	69	29
General and administrative	37	34	66	67
Write-down of investments	34	—	56	—
Other expense, net (Note 4)	118	78	181	128

	1,238	1,610	2,402	2,687

Other income (expense)
Other income, net (Note 5)	53	37	90	54
Interest expense, net of capitalized interest	(27)	(25)	(47)	(49)

	26	12	43	5

Income (loss) from continuing operations before income tax, minority interest and equity loss of affiliates	310	(322)	1,106	(182)
Income tax benefit (expense) (Note 8)	37	19	(198)	(25)
Minority interest in income of consolidated subsidiaries (Note 9)	(68)	(98)	(260)	(154)
Equity loss of affiliates	—	—	(5)	—

Income (loss) from continuing operations	279	(401)	643	(361)
(Loss) income from discontinued operations (Note 10)	(2)	(1,661)	4	(1,633)

Net income (loss)	$277	$(2,062)	$647	$(1,994)

Income (loss) per common share (Note 12)
Basic:
Income (loss) from continuing operations	$0.61	$(0.89)	$1.42	$(0.80)
Income (loss) from discontinued operations	—	(3.68)	0.01	(3.62)

Net income (loss)	$0.61	$(4.57)	$1.43	$(4.42)

Diluted:
Income (loss) from continuing operations	$0.61	$(0.89)	$1.41	$(0.80)
Income (loss) from discontinued operations	—	(3.68)	0.01	(3.62)

Net income (loss)	$0.61	$(4.57)	$1.42	$(4.42)

Basic weighted-average common shares outstanding	454	451	454	451

Diluted weighted-average common shares outstanding	456	451	457	451

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

(1)	Exclusive of Loss on settlement of price-capped forward sales contracts, Amortization and Accretion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At June 30, 2008	At December 31, 2007
ASSETS
Cash and cash equivalents	$1,036	$1,231
Marketable securities and other short-term investments (Note 15)	72	61
Trade receivables	251	177
Accounts receivable	159	168
Inventories (Note 16)	454	463
Stockpiles and ore on leach pads (Note 17)	367	373
Deferred income tax assets	102	112
Other current assets	406	87

Current assets	2,847	2,672
Property, plant and mine development, net	10,032	9,140
Investments (Note 15)	1,933	1,527
Long-term stockpiles and ore on leach pads (Note 17)	901	788
Deferred income tax assets	1,070	1,027
Other long-term assets	271	234
Goodwill	186	186
Assets of operations held for sale (Note 10)	3	24

Total assets	$17,243	$15,598

LIABILITIES
Current portion of long-term debt (Note 18)	$261	$255
Accounts payable	321	339
Employee-related benefits	147	153
Income and mining taxes	152	88
Other current liabilities (Note 19)	735	665

Current liabilities	1,616	1,500
Long-term debt (Note 18)	3,085	2,683
Reclamation and remediation liabilities (Note 20)	664	623
Deferred income tax liabilities	1,277	1,025
Employee-related benefits	212	226
Other long-term liabilities (Note 19)	153	150
Liabilities of operations held for sale (Note 10)	94	394

Total liabilities	7,101	6,601

Commitments and contingencies (Note 24)
Minority interest in subsidiaries	1,547	1,449

STOCKHOLDERS’ EQUITY
Common stock	703	696
Additional paid-in capital	6,651	6,696
Accumulated other comprehensive income	1,395	957
Retained deficit	(154)	(801)

Total stockholders’ equity	8,595	7,548

Total liabilities and stockholders’ equity	$17,243	$15,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income (loss)	$647	$(1,994)
Adjustments to reconcile net income (loss) to net cash from continuing operations:
Amortization	366	365
(Income) loss from discontinued operations	(4)	1,633
Accretion of accumulated reclamation obligations (Note 20)	21	19
Deferred income taxes	(203)	(143)
Write-down of investments	56	—
Stock based compensation and other benefits	24	25
Minority interest in income of consolidated subsidiaries	260	154
Gain on asset sales, net	(13)	(4)
Other operating adjustments and write-downs	86	47
Net change in operating assets and liabilities (Note 21)	(264)	(726)

Net cash provided from (used in) continuing operations	976	(624)
Net cash (used in) provided from discontinued operations (Note 10)	(112)	61

Net cash provided from (used in) operations	864	(563)

Investing activities:
Additions to property, plant and mine development	(897)	(710)
Investments in marketable debt and equity securities	(17)	(158)
Proceeds from sale of marketable debt and equity securities	17	134
Acquisitions, net (Note 14)	(325)	—
Cash received on repayment of Batu Hijau carried interest (Note 9)	—	161
Other	(16)	5

Net cash used in investing activities of continuing operations	(1,238)	(568)
Net cash (used in) provided from investing activities of discontinued operations (Note 10)	(6)	74

Net cash used in investing activities	(1,244)	(494)

Financing activities:
Proceeds from debt, net	1,023	1,161
Repayment of debt	(627)	(418)
Dividends paid to common stockholders	(91)	(90)
Dividends paid to minority interests	(147)	(115)
Proceeds from stock issuance	24	14
Change in restricted cash and other	7	2

Net cash provided from financing activities	189	554

Effect of exchange rate changes on cash	(4)	5

Net change in cash and cash equivalents	(195)	(498)
Cash and cash equivalents at beginning of period	1,231	1,166

Cash and cash equivalents at end of period	$1,036	$668

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1    BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2007, filed February 21, 2008. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP).

References to “A$” refer to Australian currency, “C$” to Canadian currency, “IDR” to Indonesian currency, “NZ$” to New Zealand currency and “$” to United States currency.

Certain amounts for the three and six months ended June 30, 2007 have been reclassified to conform to the 2008 presentation. The Company reclassified the World Gold Council dues from General and administrative to Other expense, net, reclassified Accretion from Costs applicable to sales to a separate Accretion line item, reclassified regional administrative and community development from Costs applicable to sales to Other expense, net and reclassified marketing costs from Costs applicable to sales to General and administrative. The Consolidated Statements of Income (Loss) and the Consolidated Statements of Cash Flows have also been reclassified for discontinued operations. These changes were reflected for all periods presented.

NOTE 2    ACCOUNTING DEVELOPMENTS

Recently Adopted Pronouncements

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

	Fair Value at June 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$55	$55	$—	$—
Marketable equity securities	1,955	1,955	—	—
Marketable debt securities	34	—	4	30
Trade receivable from provisional copper and gold concentrate sales	125	125	—	—
Derivative instruments, net	59	—	59	—

	$2,228	$2,135	$63	$30

Liabilities:
8 5/8% debentures	$93	$—	$93	$—

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

The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company reviews fair value for auction rate securities and asset backed commercial paper on at least a quarterly basis. The auction rate securities are valued based on quoted prices in markets that are not active. The Company determined the fair value based on indicative pricing from the underwriting bank. Such instruments are generally classified within Level 2 of the fair value hierarchy. The asset backed commercial paper falls within Level 3 of the fair value hierarchy because it trades infrequently and has little price transparency. The Company allocated an estimated impairment percentage to the various underlying asset classes within the asset backed commercial paper using unobservable inputs. The impairment value was applied sequentially to the various tranches within the asset backed commercial paper, resulting in an estimated fair value for each investment class. This value was supported by an indicative value obtained from a third party, which was facilitated by the Pan-Canadian Investors Committee for Third-Party Structured Asset Backed Commercial Paper.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s trade receivable from provisional copper and gold concentrate sales is valued using quoted market prices based on the forward London Metal Exchange and as such is classified within Level 1 of the fair value hierarchy.

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

The Company has fixed to floating swap contracts to hedge the interest rate risk exposure on $100 of its 8 5/8% uncollateralized debentures due May 2011. The hedged portion of the Company’s 8 5/8% debentures are valued using pricing models which require inputs, including risk-free interest rates and credit spreads. Because the inputs are derived from observable market data, the hedged portion of the 8 5/8% debentures is classified within Level 2 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets (asset backed commercial paper) for the six months ended June 30, 2008.

Balance at beginning of period	$31
Unrealized losses	(1)

Balance at end of period	$30

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Recently Issued Accounting Pronouncements

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company does do not expect the adoption of FAS 162 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company estimates that approximately $350 of debt discount will be recorded and the effective interest rate on the Company’s 2014 and 2017 convertible senior notes (see Note 18 to the Consolidated Financial Statements) will increase by approximately 5 percentage points to 6.0% and 6.25%, respectively, for the non-cash amortization of the debt discount.

Accounting for the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company does do not expect the adoption of FSP 142-3 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3    PRICE-CAPPED FORWARD SALES CONTRACTS

In 2001, the Company entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, the Company would realize the lower of the spot price on the delivery date or the capped price, ranging from $381 to $392 per ounce. The forward sales contracts were accounted for as normal sales contracts under FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. The initial fair value of the forward sales contracts was recorded as deferred revenue, and the fair value of these contracts was not included on the Condensed Consolidated Balance Sheets.

In June 2007, the Company paid $578 to eliminate its entire 1.85 million ounce price-capped forward sales contracts. The Company reported a pre-tax loss of $531 ($460 after-tax) on the early settlement of the contracts, after a $47 reversal of previously recognized deferred revenue.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4    OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Reclamation estimate revisions (Note 20)	$59	$17	$61	$17
Community development	18	13	32	27
Regional administration	12	10	21	21
Western Australia power plant	8	2	13	7
Peruvian royalty	4	1	11	4
Pension settlement loss (Note 6)	—	13	11	13
World Gold Council dues	2	3	5	6
Accretion non-operating (Note 20)	3	2	5	4
Other	12	17	22	29

	$118	$78	$181	$128

NOTE 5    OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Canadian Oil Sands Trust income	$31	$11	$55	$19
Interest income	7	10	17	23
Gain on sale of investments, net	10	—	10	—
Income from development projects, net	9	—	9	—
Foreign currency exchange (losses) gains, net	(7)	8	(13)	3
Other	3	8	12	9

	$53	$37	$90	$54

NOTE 6    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Pension benefit costs, net
Service cost	$4	$5	$8	$10
Interest cost	8	6	15	12
Expected return on plan assets	(7)	(6)	(14)	(11)
Amortization of prior service cost	—	1	—	1
Amortization of loss	1	14	2	16

	$6	$20	$11	$28

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Other benefit costs, net
Service cost	$1	$2	$1	$3
Interest cost	1	2	2	3
Amortization of gain	(1)	—	(1)	—

	$1	$4	$2	$6

For the three months ended June 30, 2008 and 2007, the Company recognized pension settlement losses of $nil and $13, respectively, related to senior management retirements. For the six months ended June 30, 2008 and 2007, the Company recognized pension settlement losses of $11 and $13, respectively, related to senior management retirements. These costs were recorded in Other expense, net (see Note 4).

NOTE 7    STOCK BASED COMPENSATION

The Company recognized stock options and other stock based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	$5	$6	$8	$10
Restricted stock	1	1	3	3
Restricted stock units	—	—	—	1
Deferred stock awards	3	2	5	4

	$9	$9	$16	$18

For the three and six months ended June 30, 2008 and 2007, 1,112,463 and 1,066,500 stock options, respectively, were granted at the weighted-average exercise price of $44 and $42, respectively. At June 30, 2008, there was $24 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years. The total intrinsic value of options exercised in the second quarter of 2008 and 2007 was $14 and $2, respectively. The total intrinsic value of options exercised in the first half of 2008 and 2007 was $25 and $7, respectively. During the six months ended June 30, 2008 and 2007, 616,914 and 1,112,947 stock options vested, respectively, at the weighted-average fair market value of $48 for both years.

For the three months ended June 30, 2008 and 2007, 6,743 and 33,286 shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $44 and $42, respectively. For the six months ended June 30, 2008 and 2007, 114,663 and 175,114 shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $48 and $45, respectively.

For the three months ended June 30, 2008 and 2007, 3,855 and nil shares of restricted stock units, respectively, were granted at the weighted average fair market value of $49 and $nil, respectively. For the six months ended June 30, 2008 and 2007, 8,927 and 20,212 shares of restricted

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

stock units, respectively, were granted, at the weighted-average fair market value of $49 and $45, respectively, per underlying share of the Company’s common stock.

For the three and six months ended June 30, 2008 and 2007, 393,533 and 365,776 deferred stock awards, respectively, were granted.

NOTE 8    INCOME TAXES

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and paid the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. At June 30, 2008, the Company’s total unrecognized tax benefit was $163 for uncertain tax positions taken or expected to be taken on tax returns. Of this, $100 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate. Also included in the balance at June 30, 2008 is $15 of tax positions that, due to the impact of deferred tax accounting, the disallowance of which would not affect the annual effective tax rate.

On June 25, 2008, the United States Tax Court issued an opinion for Santa Fe Pacific Gold Company and Subsidiaries (“Santa Fe”), by and through its successor in interest, Newmont USA Limited, a member of the Newmont Mining Corporation affiliated group. The Tax Court issued the ruling for the tax years 1994—1997, which were years prior to Newmont’s acquisition of Santa Fe. The Tax Court ruled unfavorably on certain issues relating to the method in which Santa Fe was calculating adjustments related to percentage depletion in its Alternative Minimum Tax calculation. As a direct result of that decision, the Company increased its liability for uncertain income tax positions under FIN 48 by $27. Since the increase in the Company’s FIN 48 liability is attributable to additional alternative minimum tax amounts owed, these amounts can be used in the future by the Company as a credit against its regular US corporate tax liability. Management is currently exploring its legal options in order to decide how to proceed in response to the Tax Court opinion. As a result of the unfavorable Tax Court ruling, the Company increased its amount of accrued interest and penalties by $12 at June 30, 2008.

As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, (ii) a possible payment to the United States taxing authority in connection with the recent Tax Court decision concerning the calculation of the Company’s alternative minimum taxes and (iii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax benefits will decrease between $45 to $55.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 9    MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Yanacocha	$48	$7	$139	$41
Batu Hijau	19	91	120	112
Other	1	––	1	1

	$68	$98	$260	$154

Newmont has a 45% ownership interest in the Batu Hijau mine, held through the Nusa Tenggara partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that operates the Batu Hijau mine. Newmont identified NTP as a Variable Interest Entity as a result of certain capital structures and contractual relationships. As a result, Newmont fully consolidates Batu Hijau in its consolidated financial statements. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company. Because PTPI had been advanced a loan by NTP and was not obligated to absorb the expected losses of PTNNT, PTPI’s interest was considered a carried interest and Newmont reported a 52.875% economic interest in Batu Hijau, which reflected Newmont’s actual economic interest in the mine until such time as the loan was fully repaid (including accrued interest). On May 25, 2007, PTPI fully repaid the loan (including accrued interest) from NTP. As a result of the loan repayment, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45% and the Company recorded a net charge of $25 (after-tax) against Minority interest expense in the second quarter of 2007. During the second quarter of 2008, PTNNT advanced PTPI $20, which is included in Other current assets.

Newmont has a 51.35% ownership interest in the Yanacocha mine with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

In April 2008, the Company purchased 15,960 additional shares of European Gold Refineries SA joint venture (“EGR”) for $11 in cash increasing its ownership interest to 56.67% from 46.72%. Swiss residents and Mitsubishi International Corporation hold the remaining 43.33%. The additional interest in EGR resulted in the consolidation of EGR and the remaining 43.33% is included in Other above as of May 1, 2008. Prior to consolidation, the Company accounted for EGR using the equity method of accounting.

NOTE 10    DISCONTINUED OPERATIONS

Discontinued operations include the Company’s royalty portfolio and Pajingo operation, both sold in December 2007.

For the six months ended June 30, 2008, the Company recognized a $5 gain primarily related to additional royalty portfolio revenue in excess of the 2007 estimate and a $1 gain related to Pajingo asset sales. Additionally, the Company received $5 in cash and $5 in marketable securities related to the Pajingo asset sales.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

For the three and six months ended June 30, 2007, the Company recorded a $1,665 non-cash charge to impair the goodwill associated with the royalty portfolio reclassification to discontinued operations in the second quarter of 2007.

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

The following table details selected financial information included in (Loss) income from discontinued operations in the Condensed Consolidated Statements of Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales—gold, net	$—	$26	$—	$58

Income from operations:
Royalty portfolio	$—	$21	$—	$63
Pajingo	—	2	—	6

	—	23	—	69
Loss on impairment of goodwill	—	(1,665)	—	(1,665)
Additional (loss) gain from royalty portfolio	(2)	—	5	—
(Loss) gain on sale of Pajingo assets	(1)	—	1	—

Pre-tax (loss) income	(3)	(1,642)	6	(1,596)
Income tax benefit (expense)	1	(19)	(2)	(37)

(Loss) income from discontinued operations	$(2)	$(1,661)	$4	$(1,633)

The major classes of Assets and Liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	At June 30, 2008	At December 31, 2007
Assets:
Accounts receivable	$3	$20
Property, plant and mine development	—	3
Deferred income tax assets	—	1

Total assets of operations held for sale	$3	$24

Liabilities:
Income and mining taxes	$87	$378
Other liabilities	7	16

Total liabilities of operations held for sale	$94	$394

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table details selected financial information included in Net cash (used in) provided from discontinued operations and Net cash (used in) provided from investing activities of discontinued operations:

	Six Months Ended June 30,
	2008	2007
Net cash (used in) provided from discontinued operations:
Income (loss) from discontinued operations	$4	$(1,633)
Amortization	—	24
Deferred income taxes	—	8
Gain on sale of investments, net	—	(40)
Loss on impairment of goodwill	—	1,665
Other operating adjustments and write-downs	—	11
(Decrease) increase in net operating liabilities	(116)	26

	$(112)	$61

Net cash (used in) provided from investing activities of discontinued operations:
Investments in marketable securities	$—	$(2)
Proceeds from sale of marketable securities	—	79
Proceeds from asset sales, net	5	—
Royalty portfolio sale expenses	(11)	—
Additions to property, plant and mine development	—	(3)

	$(6)	$74

NOTE 11    DERIVATIVE INSTRUMENTS

For the three months ended June 30, 2008 and 2007, losses of $1 and gains of $2, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. For the six months ended June 30, 2008 and 2007, gains of $2 and $nil, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a gain of approximately $23. The maximum period over which hedged forecasted transactions are expected to occur is 3 years.

Foreign Currency Contracts

Newmont has entered into a series of foreign currency contracts to hedge the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. Newmont entered into $/IDR forward purchase contracts with expiration dates ranging up to one year which reduced Batu Hijau Costs applicable to sales by $nil and $2 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the $/IDR forward purchase contracts reduced Batu Hijau Costs applicable to sales by $1 and $3, respectively. During the third quarter of 2007, Newmont began a layered fixed forward contract program to hedge a portion of its A$ denominated operating expenditures and during the first quarter of 2008 began a layered fixed forward contract program to hedge a portion of its NZ$ denominated operating expenditures. The

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

programs include a series of fixed forward contracts with expiration dates of up to three years from the date of issue. For the three months ended June 30, 2008, the A$ and NZ$ operating hedge programs reduced Australia/New Zealand Costs applicable to sales by $4 and $nil, respectively. For the six months ended June 30, 2008, the A$ and NZ$ operating hedge programs reduced Australia/New Zealand Costs applicable to sales by $5 and $nil, respectively. All of the currency contracts were designated as cash flow hedges, and as such, unrealized changes in market value have been recorded in Accumulated other comprehensive income.

During the fourth quarter of 2007, Newmont began a program to hedge a portion of its A$ denominated capital expenditures related to the construction of Boddington. The program consists of a series of fixed forward contracts and bought call option contracts with expiration dates of up to one year from the date of issue. The A$ denominated contracts have been designated as cash flow hedges of future Boddington capital expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which Boddington assets are placed into service and affect earnings.

Newmont had the following foreign currency derivative contracts outstanding at June 30, 2008:

	Expected Maturity Date					Fair Value
	2008	2009	2010	2011	Total/ Average	At June 30, 2008 (1)	At December 31, 2007 (2)
IDR Forward Purchase Contracts:
$ (millions)	$59	$15	$—	$—	$74	$1	$(1)
Average rate (IDR/$)	9,484	9,652	—	—	9,518

A$ Operating Forward Purchase Contracts:
$ (millions)	$127	$224	$168	$24	$543	$38	$—
Average rate ($/A$)	0.88	0.85	0.83	0.83	0.85

NZ$ Operating Forward Purchase Contracts:
$ (millions)	$14	$22	$4	$—	$40	$(1)	$—
Average rate ($/NZ$)	0.77	0.74	0.71	—	0.75

A$ Capital Forward Purchase Contracts:
$ (millions)	$141	$116	$—	$—	$257	$14	$(1)
Average rate ($/A$)	0.87	0.91	—	—	0.89

A$ Capital Call Option Contracts:
$ (millions)	$56	$—	$—	$—	$56	$1	$1
Average rate ($/A$)	0.95	—	—	—	0.95

(1)

At June 30, 2008, the fair value of the IDR operating forward purchase contracts includes $1 in Other current assets, the fair value of the A$ operating forward purchase contracts includes $20 in Other current assets and $18 in Other long-term assets, the fair value of the NZ$ operating forward purchase contracts includes $(1) in Other current liabilities, and the fair value of the capital hedge program related to Boddington includes $14 in Other current assets for A$ forward purchase contracts and $1 in Other current assets for A$ bought call option contracts.

(2)	At December 31, 2007, the fair value of the IDR operating forward purchase contracts includes $(1) in Other current liabilities, the fair value of the A$ operating forward purchase contracts

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

includes $2 in Other current assets, $2 in Other Long-term assets, $(1) in Other current liabilities, and $(3) in Other long-term liabilities, and the fair value of the capital hedge program related to Boddington includes $(1) in Other current liabilities for A$ forward purchase contracts and $1 in Other current assets for A$ bought call option contracts.

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

Newmont had the following diesel derivative contracts outstanding at June 30, 2008:

	Expected Maturity Date			Fair Value
	2008	2009	Total/ Average	At June 30, 2008	At December 31, 2007
Diesel Forward Purchase Contracts:
$ (millions)	$11	$7	$18	$2	$—
Average rate ($/gallon)	3.42	3.50	3.45

Interest Rate Swap Contracts

At June 30, 2008, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $223 8 5/8% debentures expiring in 2011. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three and six months ended June 30, 2008 and 2007, the hedge contracts decreased Interest expense, net of capitalized interest by $1 and $nil, respectively. The fair value of the interest rate swaps was $4 at June 30, 2008 and December 31, 2007.

Provisional Copper and Gold Sales

The Company’s provisional copper and gold sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the copper and gold concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

At June 30, 2008 and 2007, Batu Hijau had the following gross revenues before treatment and refining charges subject to final price adjustments:

	At June 30,
	2008	2007
Gross revenue subject to final price adjustments
Copper	$251	$402
Gold	$13	$28

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The average final price adjustments realized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average final price adjustments
Copper	20%	26%	12%	4%
Gold	(3)%	2%	3%	2%

NOTE 12    INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is computed similarly to basic income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$279	$(401)	$643	$(361)
Income (loss) from discontinued operations	(2)	(1,661)	4	(1,633)

Net income (loss)	$277	$(2,062)	$647	$(1,994)

Denominator:
Basic	454	451	454	451
Effect of employee stock-based awards	2	—	3	—

Diluted	456	451	457	451

Income (loss) per common share
Basic:
Income (loss) from continuing operations	$0.61	$(0.89)	$1.42	$(0.80)
Income (loss) from discontinued operations	—	(3.68)	0.01	(3.62)

Net income (loss)	$0.61	$(4.57)	$1.43	$(4.42)

Diluted:
Income (loss) from continuing operations	$0.61	$(0.89)	$1.41	$(0.80)
Income (loss) from discontinued operations	—	(3.68)	0.01	(3.62)

Net income (loss)	$0.61	$(4.57)	$1.42	$(4.42)

Options to purchase 1.1 million and 2.2 million shares of common stock at average exercise prices of $54.87 and $51.43 were outstanding at June 30, 2008 and 2007, respectively, but were not included in the computation of diluted weighted average common shares because the strike price of the options exceeded the price of the common stock and their effect would have been anti-dilutive.

Other outstanding options to purchase 2.8 million and 2.1 million shares of common stock were not included in the computation of diluted weighted average common shares for the three and six months ended June 30, 2007, respectively, because their effect would have been anti-dilutive.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$277	$(2,062)	$647	$(1,994)
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable equity securities (Note 15)	369	135	404	31
Foreign currency translation adjustments	59	59	(17)	65
Pension and other benefit liability adjustments	1	15	8	17
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	34	—	51	4
Net amount reclassified to income	(5)	(2)	(8)	(1)

Net unrecognized gain (loss) on derivatives	29	(2)	43	3

	458	207	438	116

Comprehensive income (loss)	$735	$(1,855)	$1,085	$(1,878)

NOTE 14    ACQUISITIONS

On December 27, 2007, pursuant to a tender offer dated October 9, 2007, the Company purchased 155 million common shares of Miramar Mining Corporation (“Miramar”). The 155 million shares represented approximately 70% of the common shares of Miramar which, in addition to the 18.5 million shares previously owned by the Company, brought the Company’s interest in Miramar to approximately 78%. During the first quarter of 2008, the Company completed the acquisition by purchasing the remaining 50 million shares, bringing the Company’s interest in Miramar to 100%. All shares were purchased for C$6.25 per share in cash.

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

Assets:
Cash and cash equivalents	$38
Property, plant and mine development, net	1,865
Investments	40
Deferred income tax assets	94
Other assets	36

2,073

Liabilities:
Accrued liabilities	41
Deferred income tax liabilities	679

720

Net assets acquired	$1,353

The results of operations for Miramar have been included in the Company’s Condensed Consolidated Statement of Income (Loss). For the three and six months ended June 30, 2008, the Hope Bay project incurred a pre-tax loss of $10 and $13, respectively, primarily related to advanced projects, salaries and general and administrative costs. See Note 22 for more information on the Hope Bay segment.

In April 2008, the Company purchased 15,960 additional shares of EGR for $11 in cash bringing its ownership interest to 56.67% from 46.72%. Swiss residents and Mitsubishi International Corporation hold the remaining 43.33%. EGR owns 100% of Valcambi SA (“Valcambi”), a gold refinery business, and 100% of Finorafa SA (“Finorafa”), a gold distribution business. Valcambi is a London Gold Delivery precious metals refiner and manufacturer of semi-finished products for the Swiss luxury watch industry, and Finorafa is a distributor and financier of gold products in the Italian market, which is currently inactive. The additional interest in EGR resulted in the consolidation of EGR as of May 1, 2008 and increased Other current assets and Other current liabilities by $229 and $206, respectively. EGR’s revenue and expenses are included in Other income, net reflecting the service fee and secondary nature of EGR’s business to the Company’s central operations. Prior to consolidation, the Company accounted for EGR using the equity method of accounting.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 15    INVESTMENTS

	At June 30, 2008				At December 31, 2007
		Unrealized				Unrealized
	Cost/Equity Basis	Gain	Loss	Fair/Equity Value	Cost/Equity Basis	Gain	Loss	Fair/Equity Value
Current:
Marketable Equity Securities	$31	$43	$(2)	$72	$19	$39	$—	$58
Other investments, at cost	—	—	—	—	3	—	—	3

	$31	$43	$(2)	$72	$22	$39	$—	$61

Long-term:
Marketable Debt Securities
Auction rate securities	$7	$—	$(3)	$4	$7	$—	$(2)	$5
Asset backed securities	30	—	—	30	31	—	—	31

	37	—	(3)	34	38	—	(2)	36

Marketable Equity Securities
Canadian Oil Sands Trust	306	1,377	—	1,683	316	907	—	1,223
Gabriel Resources Ltd.	89	49	—	138	94	—	—	94
Shore Gold Inc.	45	—	—	45	80	—	—	80
Other	17	1	(1)	17	37	15	(7)	45

	457	1,427	(1)	1,883	527	922	(7)	1,442

Other investments, at cost	1	—	—	1	—	—	—	—

Investment in Affiliates:
European Gold Refineries	—	—	—	—	29	—	—	29
AGR Matthey Joint Venture	14	—	—	14	17	—	—	17
Regis Resources NL	1	—	—	1	3	—	—	3

	15	—	—	15	49	—	—	49

	$510	$1,427	$(4)	$1,933	$614	$922	$(9)	$1,527

During the second quarter of 2008, the Company recognized impairments in its investments for other-than-temporary declines in value of $23 in Shore Gold Inc.and $11 in other marketable securities, resulting in total impairments in the first half of 2008 of $32 in Shore Gold Inc., $13 in Gabriel Resources Ltd. and $11 in other marketable securities.

During the second quarter of 2008, the Company sold shares of marketable equity securities recognizing a gain of $10. During the first six month period of 2008, the unrealized value of the

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Company’s investments in marketable equity securities increased by $513, primarily related to appreciation in the value of Canadian Oil Sands Trust.

During the first half of 2008, the Company purchased marketable equity securities of Gabriel Resources for $11 and other marketable securities for $6.

In April 2008, the Company purchased 15,960 shares of EGR for $11 in cash bringing its ownership interest to 56.67% from 46.72%, resulting in the consolidation of EGR. Prior to consolidation, the Company accounted for EGR using the equity method of accounting. The net investment was included in investments in affiliates until the purchase of the additional shares.

NOTE 16    INVENTORIES

	At June 30, 2008	At December 31, 2007
In-process	$78	$64
Concentrate	17	69
Precious metals	19	27
Materials, supplies and other	340	303

	$454	$463

NOTE 17    STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2008	At December 31, 2007
Current:
Stockpiles	$141	$204
Ore on leach pads	226	169

	$367	$373

Long-term:
Stockpiles	$668	$528
Ore on leach pads	233	260

	$901	$788

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18    DEBT

	At June 30, 2008		At December 31, 2007
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$24	$188	$22	$212
Corporate revolving credit facility	—	475	—	—
5 7/8% notes, net of discount	—	597	—	597
8 5/8% debentures, net of discount	—	216	—	218
2014 convertible senior notes	—	575	—	575
2017 convertible senior notes	—	575	—	575
Newmont Australia 7 5/8% guaranteed notes, net of premium	119	—	119	—
PTNNT project financing facility	87	263	87	306
Yanacocha credit facility	14	69	14	76
Yanacocha bonds	—	100	—	100
Project financings, capital leases and other	17	27	13	24

	$261	$3,085	$255	$2,683

During the first half of 2008, Newmont borrowed net proceeds of $475 under its $2,000 senior revolving credit facility. Scheduled minimum debt repayments at June 30, 2008 are $178 for the remainder of 2008, $142 in 2009, $147 in 2010, $323 in 2011, $610 in 2012 and $1,946 thereafter.

NOTE 19    OTHER LIABILITIES

	At June 30, 2008	At December 31, 2007
Other current liabilities:
Refinery metal accounts payable	$223	$—
Accrued operating costs	161	147
Accrued capital expenditures	118	172
Reclamation and remediation (Note 20)	78	71
Interest	38	40
Royalties	31	34
Taxes other than income and mining	28	23
Deferred revenue	7	3
Deferred income tax	5	131
Derivative instruments	1	3
Other	45	41

	$735	$665

Other long-term liabilities:
Income taxes	$119	$113
Derivative instruments	—	3
Other	34	34

	$153	$150

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20	RECLAMATION AND REMEDIATION LIABILITIES (ASSET RETIREMENT OBLIGATIONS)

At June 30, 2008 and December 31, 2007, $563 and $569, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2008 and December 31, 2007, $179 and $125, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the liability for asset retirement obligations:

	Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$694	$598
Additions, changes in estimates and other	59	35
Liabilities settled	(32)	(24)
Accretion expense	21	19

Balance at end of period	$742	$628

The current portions of Reclamation and remediation liabilities of $78 and $71 at June 30, 2008 and December 31, 2007, respectively, are included in Other current liabilities.

The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Accretion—operating	$8	$8	$16	$15
Accretion—non-operating (Note 4)	3	2	5	4
Reclamation estimate revisions—non-operating (Note 4)	59	17	61	17

	$70	$27	$82	$36

Reclamation estimate revisions for the first half of 2008 primarily relate to an increase in the reclamation liability at the former Mt. Leyshon and Midnite mine sites. The Mt. Leyshon reclamation revision was for site characterization, stabilization and long-term surface water management due to overflow discharge from heavy rain. The Midnite mine reclamation increased in light of the recent decisions made in the U.S. District Court for the Eastern District of Washington. Reclamation estimate revisions for the first half of 2007 relate to the former Resurrection and Empire mines.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2008	2007
Increase in operating assets:
Trade and accounts receivable	$(31)	$(16)
Inventories, stockpiles and ore on leach pads	(102)	(10)
Other assets	(29)	(39)
Decrease in operating liabilities:
Accounts payable and other accrued liabilities	(70)	(637)
Reclamation liabilities	(32)	(24)

	$(264)	$(726)

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

Three Months Ended June 30, 2008

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$495	$388	$272	$35	$107	$41
Copper	$—	$—	$—	$183	$—	$—
Cost applicable to sales:
Gold	$238	$161	$170	$19	$46	$21
Copper	$—	$—	$—	$104	$—	$—
Amortization:
Gold	$60	$44	$31	$3	$18	$5
Copper	$—	$—	$—	$20	$—	$—
Other	$—	$—	$1	$—	$—	$—
Accretion	$1	$3	$2	$2	$—	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$2	$1	$2	$—	$3	$2
Write-down of investments	$—	$—	$—	$—	$—	$—
Other expense	$8	$20	$13	$9	$4	$1
Other income, net	$3	$3	$12	$(1)	$9	$—
Interest expense, net of capitalized interest	$—	$3	$—	$6	$—	$1
Pre-tax income (loss) before minority interest and equity loss of affiliates	$189	$157	$65	$55	$45	$13
Equity loss of affiliates	$—	$—	$—	$—	$—	$—
Capital expenditures	$80	$38	$236	$32	$35	$3

	Total Operations	Hope Bay	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$1,338	$—	$—	$1	$1,339
Copper	$183	$—	$—	$—	$183
Cost applicable to sales:
Gold	$655	$—	$—	$—	$655
Copper	$104	$—	$—	$—	$104
Amortization:
Gold	$161	$—	$—	$—	$161
Copper	$20	$—	$—	$—	$20
Other	$1	$—	$—	$2	$3
Accretion	$8	$—	$—	$—	$8
Exploration	$—	$—	$59	$—	$59
Advanced projects, research and development	$10	$9	$1	$19	$39
Write-down of investments	$—	$—	$—	$34	$34
Other expense	$55	$—	$—	$63	$118
Other income, net	$26	$—	$1	$26	$53
Interest expense, net of capitalized interest	$10	$—	$—	$17	$27
Pre-tax income (loss) before minority interest and equity loss of affiliates	$524	$(10)	$(59)	$(145)	$310
Equity loss of affiliates	$—	$—	$—	$—	$—
Capital expenditures	$424	$21	$—	$3	$448

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Three Months Ended June 30, 2007

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$349	$208	$201	$59	$82	$36
Copper	$—	$—	$—	$340	$—	$—
Cost applicable to sales:
Gold	$254	$122	$131	$19	$45	$15
Copper	$—	$—	$—	$128	$—	$—
Loss on settlement of price-capped forward sales contracts	$—	$—	$—	$—	$—	$—
Amortization:
Gold	$66	$40	$27	$5	$13	$3
Copper	$—	$—	$—	$26	$—	$—
Other	$—	$—	$1	$—	$—	$—
Accretion	$2	$2	$2	$2	$—	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$2	$2	$1	$—	$3	$—
Other expense, net	$10	$11	$10	$7	$2	$4
Other income, net	$2	$5	$1	$1	$—	$1
Interest expense, net of capitalized interest	$—	$1	$2	$10	$—	$—
Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	$17	$35	$29	$205	$18	$13
Equity income (loss) of affiliates	$—	$—	$(1)	$—	$—	$—
Capital expenditures	$119	$58	$128	$17	$19	$5

	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$935	$—	$1	$936
Copper	$340	$—	$—	$340
Cost applicable to sales:
Gold	$586	$—	$—	$586
Copper	$128	$—	$—	$128
Loss on settlement of price-capped forward sales contracts	$—	$—	$531	$531
Amortization:
Gold	$154	$—	$—	$154
Copper	$26	$—	$—	$26
Other	$1	$—	$5	$6
Accretion	$8	$—	$—	$8
Exploration	$—	$46	$—	$46
Advanced projects, research and development	$8	$—	$5	$13
Other expense, net	$44	$—	$34	$78
Other income, net	$10	$1	$26	$37
Interest expense, net of capitalized interest	$13	$—	$12	$25
Pre-tax income (loss) before minority interest and equity income of affiliates	$317	$(45)	$(594)	$(322)
Equity income (loss) of affiliates	$(1)	$—	$1	$—
Capital expenditures	$346	$—	$4	$350

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Six Months Ended June 30, 2008

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$986	$887	$542	$147	$204	$83
Copper	$—	$—	$—	$615	$—	$—
Cost applicable to sales:
Gold	$453	$329	$326	$56	$95	$37
Copper	$—	$—	$—	$254	$—	$—
Amortization:
Gold	$110	$88	$56	$11	$31	$9
Copper	$—	$—	$—	$51	$—	$—
Other	$—	$—	$2	$—	$—	$—
Accretion	$3	$5	$3	$4	$—	$1
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$3	$3	$4	$—	$5	$3
Write-down of investments	$—	$—	$—	$—	$—	$—
Other expense	$15	$41	$23	$16	$6	$1
Other income, net	$4	$7	$22	$2	$9	$—
Interest expense, net of capitalized interest	$—	$3	$—	$13	$—	$1
Pre-tax income (loss) before minority interest and equity loss of affiliates	$406	$424	$149	$359	$75	$33
Equity loss of affiliates	$—	$—	$(5)	$—	$—	$—
Capital expenditures	$172	$77	$468	$61	$68	$16

	Total Operations	Hope Bay	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$2,849	$—	$—	$1	$2,850
Copper	$615	$—	$—	$—	$615
Cost applicable to sales:
Gold	$1,296	$—	$—	$—	$1,296
Copper	$254	$—	$—	$—	$254
Amortization:
Gold	$305	$—	$—	$—	$305
Copper	$51	$—	$—	$—	$51
Other	$2	$—	$—	$8	$10
Accretion	$16	$—	$—	$—	$16
Exploration	$—	$—	$98	$—	$98
Advanced projects, research and development	$18	$13	$1	$37	$69
Write-down of investments	$—	$—	$—	$56	$56
Other expense	$102	$—	$—	$79	$181
Other income, net	$44	$—	$1	$45	$90
Interest expense, net of capitalized interest	$17	$—	$—	$30	$47
Pre-tax income (loss) before minority interest and equity loss of affiliates	$1,446	$(13)	$(98)	$(229)	$1,106
Equity loss of affiliates	$(5)	$—	$—	$—	$(5)
Capital expenditures	$862	$30	$—	$5	$897

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Six Months Ended June 30, 2007

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$710	$505	$385	$115	$163	$68
Copper	$—	$—	$—	$553	$—	$—
Cost applicable to sales:
Gold	$525	$250	$279	$46	$86	$30
Copper	$—	$—	$—	$251	$—	$—
Loss on settlement of price-capped forward sales contracts	$—	$—	$—	$—	$—	$—
Amortization:
Gold	$121	$82	$53	$11	$23	$8
Copper	$—	$—	$—	$54	$—	$—
Other	$—	$—	$2	$—	$—	$—
Accretion	$3	$4	$4	$3	$—	$1
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$2	$4	$2	$—	$9	$—
Other expense, net	$18	$28	$22	$11	$5	$(9)
Other income, net	$3	$11	$8	$5	$1	$1
Interest expense, net of capitalized interest	$—	$2	$2	$20	$1	$—
Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	$44	$147	$31	$277	$40	$37
Equity income (loss) of affiliates	$—	$—	$(2)	$—	$—	$—
Capital expenditures	$277	$114	$224	$24	$56	$8

	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$1,946	$—	$1	$1,947
Copper	$553	$—	$—	$553
Cost applicable to sales:
Gold	$1,216	$—	$—	$1,216
Copper	$251	$—	$—	$251
Loss on settlement of price-capped forward sales contracts	$—	$—	$531	$531
Amortization:
Gold	$298	$—	$—	$298
Copper	$54	$—	$—	$54
Other	$2	$—	$11	$13
Accretion	$15	$—	$—	$15
Exploration	$—	$85	$—	$85
Advanced projects, research and development	$17	$—	$12	$29
Other expense, net	$75	$—	$53	$128
Other income, net	$29	$1	$24	$54
Interest expense, net of capitalized interest	$25	$—	$24	$49
Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	$576	$(85)	$(673)	$(182)
Equity income (loss) of affiliates	$(2)	$—	$2	$—
Capital expenditures	$703	$—	$7	$710

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2008	At December 31, 2007
Goodwill:
Australia/New Zealand	$186	$186

Total assets:
Nevada	$3,220	$3,104
Yanacocha	2,132	1,908
Australia/New Zealand	2,383	1,876
Batu Hijau	2,337	2,471
Africa	1,146	1,082
Other operations	189	157
Hope Bay	1,877	1,566
Exploration	27	24
Corporate and other	3,929	3,386

Total assets from continuing operations	17,240	15,574
Assets held for sale	3	24

	$17,243	$15,598

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	Three Months Ended June 30, 2008
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$960	$379	$—	$1,339
Sales—copper, net	—	183	—	—	183

	—	1,143	379	—	1,522

Costs and expenses
Costs applicable to sales—gold (1)	—	439	222	(6)	655
Costs applicable to sales—copper (1)	—	104	—	—	104
Amortization	—	136	49	(1)	184
Accretion	—	6	2	—	8
Exploration	—	34	25	—	59
Advanced projects, research and development	—	13	26	—	39
General and administrative	—	30	1	6	37
Write-down of investments	—	—	34	—	34
Other expense, net	—	63	54	1	118

	—	825	413	—	1,238

Other income (expense)
Other income, net	4	5	44	—	53
Interest income—intercompany	76	3	—	(79)	—
Interest expense—intercompany	(2)	—	(77)	79	—
Interest expense, net of capitalized interest	(10)	(15)	(2)	—	(27)

	68	(7)	(35)	—	26

Income (loss) from continuing operations before taxes, minority interest and equity income (loss) of affiliates	68	311	(69)	—	310
Income tax (expense) benefit	(48)	67	18	—	37
Minority interest in income of subsidiaries	—	(75)	7	—	(68)
Equity income (loss) of affiliates	259	—	33	(292)	—

Income (loss) from continuing operations	279	303	(11)	(292)	279
Income (loss) from discontinued operations	(2)	—	(1)	1	(2)

Net income (loss)	$277	$303	$(12)	$(291)	$277

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2007
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$647	$289	$—	$936
Sales—copper, net	—	340	—	—	340

	—	987	289	—	1,276

Costs and expenses
Costs applicable to sales—gold (1)	—	410	179	(3)	586
Costs applicable to sales—copper (1)	—	128	—	—	128
Loss on settlement of price-capped forward sales contracts	—	531	—	—	531
Amortization	—	146	40	—	186
Accretion	—	5	3	—	8
Exploration	—	32	14	—	46
Advanced projects, research and development	—	8	5	—	13
General and administrative	—	32	—	2	34
Other expense, net	—	59	18	1	78

	—	1,351	259	—	1,610

Other income (expense)
Other income, net	15	30	(8)	—	37
Interest income—intercompany	35	26	(1)	(60)	—
Interest expense—intercompany	(1)	—	(59)	60	—
Interest expense, net of capitalized interest	(9)	(12)	(4)	—	(25)

	40	44	(72)	—	12

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	40	(320)	(42)	—	(322)
Income tax (expense) benefit	(15)	(12)	46	—	19
Minority interest in income of subsidiaries	—	(99)	(4)	5	(98)
Equity (loss) income of affiliates	(426)	—	(47)	473	—

(Loss) income from continuing operations	(401)	(431)	(47)	478	(401)
(Loss) income from discontinued operations	(1,661)	21	(1,672)	1,651	(1,661)

Net (loss) income	$(2,062)	$(410)	$(1,719)	$2,129	$(2,062)

(1)	Exclusive of Loss on settlement of price-capped forward sales contracts, Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2008
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$2,104	$746	$—	$2,850
Sales—copper, net	—	615	—	—	615

	—	2,719	746	—	3,465

Costs and expenses
Costs applicable to sales—gold (1)	—	876	430	(10)	1,296
Costs applicable to sales—copper (1)	—	254	—	—	254
Amortization	—	278	89	(1)	366
Accretion	—	12	4	—	16
Exploration	—	60	38	—	98
Advanced projects, research and development	—	24	45	—	69
General and administrative	—	53	2	11	66
Write-down of investments	—	—	56	—	56
Other expense, net	—	115	66	—	181

	—	1,672	730	—	2,402

Other income (expense)
Other income, net	(9)	53	46	—	90
Interest income—intercompany	145	20	—	(165)	—
Interest expense—intercompany	(4)	—	(161)	165	—
Interest expense, net of capitalized interest	(20)	(22)	(5)	—	(47)

	112	51	(120)	—	43

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	112	1,098	(104)	—	1,106
Income tax (expense) benefit	(69)	(163)	34	—	(198)
Minority interest in income of subsidiaries	—	(271)	8	3	(260)
Equity (loss) income of affiliates	600	1	72	(678)	(5)

Income (loss) from continuing operations	643	665	10	(675)	643
Income (loss) from discontinued operations	4	1	3	(4)	4

Net income (loss)	$647	$666	$13	$(679)	$647

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2007
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$1,390	$557	$—	$1,947
Sales—copper, net	—	553	—	—	553

	—	1,943	557	—	2,500

Costs and expenses
Costs applicable to sales—gold (1)	—	850	373	(7)	1,216
Costs applicable to sales—copper (1)	—	251	—	—	251
Loss on settlement of price-capped forward sales contracts	—	531	—	—	531
Amortization	—	287	78	—	365
Accretion	—	10	5	—	15
Exploration	—	58	27	—	85
Advanced projects, research and development	—	16	13	—	29
General and administrative	—	60	—	7	67
Other expense, net	—	108	20	—	128

	—	2,171	516	—	2,687

Other income (expense)
Other income, net	17	48	(11)	—	54
Interest income—intercompany	66	51	—	(117)	—
Interest expense—intercompany	(3)	—	(114)	117	—
Interest expense, net of capitalized interest	(18)	(24)	(7)	—	(49)

	62	75	(132)	—	5

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	62	(153)	(91)	—	(182)
Income tax (expense) benefit	(21)	(50)	46	—	(25)
Minority interest in income of subsidiaries	—	(154)	(8)	8	(154)
Equity (loss) income of affiliates	(402)	—	(30)	432	—

(Loss) income from continuing operations	(361)	(357)	(83)	440	(361)
(Loss) income from discontinued operations	(1,633)	17	(1,641)	1,624	(1,633)

Net (loss) income	$(1,994)	$(340)	$(1,724)	$2,064	$(1,994)

(1)	Exclusive of Loss on settlement of price-capped forward sales contracts, Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2008
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$763	$273	$—	$1,036
Marketable securities and other short-term investments	1	3	68	—	72
Trade receivables	—	239	12	—	251
Accounts receivable	1,427	587	377	(2,232)	159
Inventories	—	351	103	—	454
Stockpiles and ore on leach pads	—	320	47	—	367
Deferred income tax assets	—	81	21	—	102
Other current assets	1	100	305	—	406

Current assets	1,429	2,444	1,206	(2,232)	2,847
Property, plant and mine development, net	—	5,226	4,825	(19)	10,032
Investments	—	5	1,928	—	1,933
Investments in subsidiaries	5,476	25	862	(6,363)	—
Long-term stockpiles and ore on leach pads	—	832	69	—	901
Deferred income tax assets	29	862	179	—	1,070
Other long-term assets	4,154	352	158	(4,393)	271
Goodwill	—	—	186	—	186
Assets of operations held for sale	—	—	3	—	3

Total assets	$11,088	$9,746	$9,416	$(13,007)	$17,243

Liabilities
Current portion of long-term debt	$—	$142	$119	$—	$261
Accounts payable	228	449	1,873	(2,229)	321
Employee related benefits	—	114	33	—	147
Income and mining taxes	39	95	18	—	152
Other current liabilities	15	283	439	(2)	735

Current liabilities	282	1,083	2,482	(2,231)	1,616
Long-term debt	2,222	862	1	—	3,085
Reclamation and remediation liabilities	—	471	193	—	664
Deferred income tax liabilities	—	356	921	—	1,277
Employee-related benefits	2	173	37	—	212
Other long-term liabilities	267	118	4,180	(4,412)	153
Liabilities of operations held for sale	5	—	89	—	94

Total liabilities	2,778	3,063	7,903	(6,643)	7,101

Minority interest in subsidiaries	—	1,586	266	(305)	1,547

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	703	—	—	—	703
Additional paid-in capital	6,366	2,646	2,430	(4,791)	6,651
Accumulated other comprehensive income (loss)	1,395	(12)	1,028	(1,016)	1,395
Retained (deficit) earnings	(154)	2,463	(2,272)	(191)	(154)

Total stockholders’ equity	8,310	5,097	1,247	(6,059)	8,595

Total liabilities and stockholders’ equity	$11,088	$9,746	$9,416	$(13,007)	$17,243

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2008
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income	$647	$666	$13	$(679)	$647
Adjustments to reconcile net income to net cash provided from operations	36	367	(489)	679	593
Net change in operating assets and liabilities	41	(294)	(11)	—	(264)

Net cash provided from (used in) continuing operations	724	739	(487)	—	976
Net cash (used in) provided from discontinued operations	—	(130)	18	—	(112)

Net cash provided from (used in) operations	724	609	(469)	—	864

Investing activities:
Additions to property, plant and mine development	—	(330)	(567)	—	(897)
Investments in marketable debt and equity securities	—	—	(17)	—	(17)
Proceeds from sale of marketable debt and equity securities	—	—	17	—	17
Acquisitions, net	—	(7)	(318)	—	(325)
Other	—	(15)	(1)	—	(16)

Net cash used in investing activities of continued operations	—	(352)	(886)	—	(1,238)
Net cash (used in) provided from investing activities of discontinued operations	—	(10)	4	—	(6)

Net cash used in investing activities	—	(362)	(882)	—	(1,244)

Financing activities:
Net borrowings (repayments)	(657)	(129)	1,182	—	396
Dividends paid to common stockholders	(91)	(1)	1	—	(91)
Dividends paid to minority interests	—	(147)	—	—	(147)
Proceeds from stock issuance	24	—	—	—	24
Change in restricted cash and other	—	3	4	—	7

Net cash (used in) provided from financing activities	(724)	(274)	1,187	—	189

Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Net change in cash and cash equivalents	—	(27)	(168)	—	(195)
Cash and cash equivalents at beginning of period	—	790	441	—	1,231

Cash and cash equivalents at end of period	$—	$763	$273	$—	$1,036

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2007
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net (loss) income	$(1,994)	$(340)	$(1,724)	$2,064	$(1,994)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	1,605	455	2,100	(2,064)	2,096
Net change in operating assets and liabilities	35	(434)	(327)	—	(726)

Net cash (used in) provided from continuing operations	(354)	(319)	49	—	(624)
Net cash provided from discontinued operations	—	1	60	—	61

Net cash (used in) provided from operations	(354)	(318)	109	—	(563)

Investing activities:
Additions to property, plant and mine development	—	(431)	(279)	—	(710)
Investments in marketable debt and equity securities	—	(124)	(34)	—	(158)
Proceeds from sale of marketable debt and equity securities	—	134	—	—	134
Batu settlement	—	161	—	—	161
Other	—	5	—	—	5

Net cash used in investing activities of continued operations	—	(255)	(313)	—	(568)
Net cash provided from investing activities of discontinued operations	1	7	66	—	74

Net cash provided from (used in) investing activities	1	(248)	(247)	—	(494)

Financing activities:
Net borrowings (repayments)	429	165	149	—	743
Dividends paid to common stockholders	(90)	—	—	—	(90)
Dividends paid to minority interests	—	(115)	—	—	(115)
Proceeds from stock issuance	14	—	—	—	14
Change in restricted cash and other	—	(3)	5	—	2

Net cash provided from financing activities of continuing operations	353	47	154	—	554

Effect of exchange rate changes on cash	—	1	4	—	5

Net change in cash and cash equivalents	—	(518)	20	—	(498)
Cash and cash equivalents at beginning of period	—	1,040	126	—	1,166

Cash and cash equivalents at end of period	$—	$522	$146	$—	$668

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 24    COMMITMENTS AND CONTINGENCIES

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

Operating Segments

The Company’s operating segments are identified in Note 22. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 24 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Operations reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited matter relates to the Australia/New Zealand reportable segment. The PTNNT matters relate to the Batu Hijau reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2008 and December 31, 2007, $563 and $569, respectively, were accrued for reclamation costs relating to mineral properties in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations.” The current portions of $53 and $57 at June 30, 2008 and December 31, 2007, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $179 and $125 were accrued for such obligations at June 30, 2008 and December 31, 2007. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

the liability for these matters could be as much as 112% greater or 3% lower than the amount accrued at June 30, 2008. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

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

On January 28, 2005, the EPA filed a lawsuit against Dawn and Newmont under CERCLA in the U.S. District Court for the Eastern District of Washington. The EPA has asserted that Dawn and Newmont are liable for reclamation or remediation work and costs at the mine. Dawn does not have sufficient funds to pay for the reclamation plan it proposed or for any alternate plan, or for any additional remediation work or costs at the mine. On July 14, 2008, after a bench trial, the Court held Newmont liable under CERCLA as an “operator” of the Midnite Mine. The Court previously ruled on summary judgment that both the U.S. Government and Dawn were liable under CERCLA. The Court has not yet ruled upon the allocation of liability among each of the U.S. Government, Dawn, and Newmont. In addition, the issue of whether the EPA’s preferred remedy is consistent with the National Contingency Plan has not yet come before the Court.

Newmont intends to continue to vigorously defend this matter and cannot reasonably predict the outcome of this lawsuit or the likelihood of any other action against Dawn or Newmont arising from this matter.

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

Newmont Capital, formerly known as Franco-Nevada Mining Corporation, Inc., owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital and the EPA entered into a consent decree to settle all aspects of this matter except future potential Natural Resource Damage claims. The parties have entered into an agreement tolling the statute of limitations until December 31, 2008 to facilitate the finalization of the agreement. The consent decree will be subject to approval by the U.S. District Court for the District of Northern California.

Newmont USA Limited—100% Newmont Owned

Pinal Creek. Newmont is a defendant in a lawsuit brought on November 5, 1991 in U.S. District Court in Arizona by the Pinal Creek Group, alleging that the Company and others are responsible for some portion of costs incurred to address groundwater contamination emanating from copper mining operations located in the area of Globe and Miami, Arizona. Two former subsidiaries of Newmont, Pinto Valley Copper Corporation and Magma Copper Company (now known as BHP Copper Inc.), owned some of the mines in the area between 1983 and 1987. The court has dismissed plaintiffs’ claims seeking to hold Newmont liable for the acts or omissions of its former subsidiaries. Based on information presently available, Newmont believes it has strong defenses to plaintiffs’ remaining claims, including, without limitation, that Newmont’s agents did not participate in any pollution causing activities; that Newmont’s liabilities, if any, were contractually transferred to one of the plaintiffs; that portions of plaintiffs’ claimed damages are not recoverable; and that Newmont’s equitable share of liability, if any, would be immaterial. While Newmont has denied liability and is vigorously defending these claims, the Company cannot reasonably predict the final outcome of this lawsuit.

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

Ross Adams Mine Site. By letter dated June 5, 2007, the U.S. Forest Service notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Adams Ross mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont has agreed to perform the EE/CA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

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

Newmont Mining Corporation

On June 8, 2005, UFCW Local 880—Retail Food Employers Joint Pension Fund filed a putative class action in the federal district court in Colorado purportedly on behalf of purchasers of Newmont Mining Corporation (“Newmont”) publicly traded securities between July 28, 2004 and April 26, 2005. The action named Newmont, Wayne W. Murdy, Pierre Lassonde and Bruce D. Hansen as defendants. Substantially similar purported class actions were filed in the same court on June 15, 2005 by John S. Chapman and on June 20, 2005 by Zoe Myerson. In November 2005, the court consolidated these cases and, in March 2006, appointed a lead plaintiff. In April 2006, the lead plaintiff filed a consolidated amended complaint naming David Francisco, Russell Ball, Thomas Enos and Robert Gallagher as additional defendants. It alleged, among other things, that Newmont and the individual defendants violated certain antifraud provisions of the federal securities laws by failing to disclose alleged operating deficiencies and sought unspecified monetary damages and other relief. On October 20, 2006, the lead plaintiff, on behalf of a settlement class consisting of all purchasers of Newmont securities from November 1, 2003, through and including March 23, 2006 (except defendants and certain related persons), entered into a Stipulation of Settlement with defendants that (a) would release all claims asserted, or that could have been asserted, in the action; (b) would provide for a payment by

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont of $15 to be distributed to class members pursuant to a plan of allocation developed by the lead plaintiff; and (c) would provide that all defendants deny any wrongdoing or liability with respect to the settled matters. On December 11, 2007, the Court approved the settlement but deferred entering a final order and judgment pending resolution of plaintiffs’ counsel’s application for attorneys’ fees.

Newmont Yandal Operations Pty Ltd (“NYOL”)—100% Newmont Owned

On September 3, 2003, J. Aron & Co. commenced proceedings in the Supreme Court of New South Wales (Australia) against NYOL, its subsidiaries and the administrator in relation to the completed voluntary administration of the NYOL group. J. Aron & Co., a NYOL creditor, initially sought injunctive relief that was denied by the court on September 8, 2003. On October 30, 2003, J. Aron & Co. filed a statement of claim alleging various deficiencies in the implementation of the voluntary administration process and seeking damages and other relief against NYOL and other parties. Newmont cannot reasonably predict the final outcome of this lawsuit.

PT Newmont Nusa Tenggara (“PTNNT”)—45% Newmont Owned

Under the Batu Hijau Contract of Work, beginning in 2005 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah (“PTPI”), an Indonesian national, has owned and continues to own a 20% interest in PTNNT, in 2006 a 3% interest was required to be offered for sale and in each of 2007 through 2010 an additional 7% interest must be offered (for an aggregate 31% interest). The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the 80% ownership interest of the Newmont/Sumitomo partnership in PTNNT could be reduced to 49%.

Initial arbitration matter

In accordance with the Contract of Work, an offer to sell a 3% interest was made to the government of Indonesia in 2006 and an offer for an additional 7% interest was made in 2007. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, the Newmont/Sumitomo partnership agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. The government of Indonesia has subsequently stated that it will not approve the transfer of shares under this agreement. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (“DEMR”) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work, and DEMR threatened to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008, which date was extended to March 3, 2008. On March 3, 2008, the Indonesian government filed for international arbitration as provided under the Contract of Work, as did PTNNT. In the arbitration proceeding, PTNNT seeks a declaration that the government of Indonesia is not entitled

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Government of Indonesia seeks declarations that PTNNT is in default of its divestiture obligations, that the Government may terminate the Contract of Work, and that PTNNT must cause shares subject to divestiture to be sold to certain local governments. The international arbitration panel has been appointed and briefing is under way, with a hearing expected in December 2008. Newmont believes there is no basis for terminating the Contract of Work, and PTNNT is vigorously defending the matter.

Second arbitration matter

In 1997, to enable development of the Batu Hijau mine, PTNNT secured an aggregate US$1 billion in financing from the United States Export-Import Bank, the Japan Bank for International Cooperation (formerly the Japan Export-Import Bank), and Kreditanstalt fur Wiederaufbau (the German Export-Import Bank) (collectively, the “Senior Lenders”). The Senior Lenders required the shareholders of PTNNT to pledge their shares as security for repayment of the loans. As part of that process, on October 30, 1997, the Minister of Energy and Mineral Resources approved the share pledge arrangements. The share pledge requirement does not impede the ability of PTNNT shares to be divested.

Subsequent to an additional 7% interest being offered for sale on March 28, 2008, the Director General of Mineral, Coal and Geothermal Resources at DEMR claimed that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered for sale that are pledged to the Senior Lenders as security for the repayment of the senior debt. In the letter, the Director General claims that Newmont would be in default under the Contract of Work if the shares of PTNNT offered for sale in March 2008, together with the shares offered in 2006 and 2007, were not in the possession of “Indonesian government and/or government owned entities”, free of any such senior pledge, by July 13, 2008. Consequently, on July 10, 2008, PTNNT filed a notice to commence an additional international arbitration proceeding, as provided for under the Contract of Work, to resolve the claim that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered that are subject to pledge obligations to the Senior Lenders. PTNNT has proposed that the share pledge issue be incorporated into, and be resolved as part of, the initial arbitration proceeding.

In addition, the Company has been in discussions to extend its forest use permit (called a pinjam pakai) for over three years. This permit is a key requirement to continue to efficiently operate the Batu Hijau mine. The permit extension has not yet been received and the resulting delay could have an adverse impact on operating and financial results.

Other Commitments and Contingencies

Tax contingencies are provided for under FIN 48 (see Note 8).

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2008 and December 31, 2007, there were $747 and $662, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

As a result of historical contractual arrangements, a Company subsidiary has managed certain reclamation activities at the Mt. Leyshon mine in northern Queensland, Australia. This mine, which has not operated for a number of years, is owned by Leyshon Resources Limited. In January and February 2008, extraordinary precipitation in northern Queensland resulted in discharges from the mine property of water containing elevated levels of certain metals. This event has resulted in environmental protection orders being issued by the Queensland government to Leyshon Resources Limited and to the Company’s subsidiary, and in renewed discussions with regulatory authorities in regard to a comprehensive closure plan for the property. The Queensland government is requiring Leyshon Resources Limited to post additional environmental bonding, which will be guaranteed by the Company’s subsidiary.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 25    SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the six months ended June 30, 2008 was 14.9. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, minority interest and equity loss of affiliates, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

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

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$1,522	$1,276	$3,465	$2,500
Income (loss) from continuing operations	$279	$(401)	$643	$(361)
Net income (loss)	$277	$(2,062)	$647	$(1,994)

Per common share, basic
Income (loss) from continuing operations	$0.61	$(0.89)	$1.42	$(0.80)
Net income (loss)	$0.61	$(4.57)	$1.43	$(4.42)

Consolidated gold ounces sold (thousands) (1)	1,504	1,408	3,125	2,965

Consolidated copper pounds sold (millions)	51	97	157	188

Average price received, net (2)
Gold (per ounce)	$900	$665	$917	$657
Copper (per pound)	$3.57	$3.53	$3.93	$2.94

Costs applicable to sales (3)
Gold (per ounce)	$440	$417	$417	$410
Copper (per pound)	$2.02	$1.33	$1.62	$1.34

(1)	Includes minority interests’ share and incremental start-up ounces of 16 and 17 in the three and six months ended June 30, 2008, respectively.
(2)	After treatment and refining charges.
(3)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

Consolidated Financial Results

Our income from continuing operations for the second quarter and first half of 2008 was $279, or $0.61 per share and $643, or $1.42 per share, respectively. Results for the second quarter and first half of 2008 compared to 2007 were impacted by higher realized gold and copper prices, increased gold sales volume, $129 of favorable tax adjustments in the second quarter of 2008 and the absence of the 2007 loss on settlement of price-capped forward sales contracts, partially offset by lower copper sales volume and higher costs.

Sales—gold, net for the second quarter of 2008 increased $403 compared to the second quarter of 2007 as a result of an 80,000 increase in consolidated gold ounces sold and a $235 increase in the average realized price per ounce after treatment and refining charges. Sales—gold, net for the first half of 2008 increased $903 compared to the first half of 2007 as a result of a 143,000 increase in consolidated gold ounces sold and a $260 increase in the average price realized per ounce after treatment and refining charges. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Consolidated gold sales:
Gross	$1,342	$939	$2,860	$1,956
Less: Treatment and refining charges	(3)	(3)	(10)	(9)

Net	$1,339	$936	$2,850	$1,947

Consolidated gold ounces sold (thousands):
Gross	1,504	1,408	3,125	2,965
Less: Incremental start-up sales	(16)	—	(17)	––

Net	1,488	1,408	3,108	2,965

Average realized price (per ounce):
Before treatment and refining charges	$902	$667	$920	$660
After treatment and refining charges	$900	$665	$917	$657

The change in consolidated gold sales is due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2008 vs. 2007	2008 vs. 2007
Increase in consolidated ounces sold	$54	$93
Increase in average realized gold price	349	811
Decrease (increase) in treatment and refining charges	—	(1)

	$403	$903

Sales—copper, net for the second quarter of 2008 decreased $157 compared to the second quarter of 2007 primarily due to lower sales volume. Sales—copper, net for the first half of 2008 increased $62 compared to the first half of 2007 primarily due to higher realized price partially offset by lower sales volume. For a complete discussion regarding variations in gold and copper volumes, see Results of Consolidated Operations below. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Consolidated copper sales:
Gross before provisional pricing and hedging	$194	$337	$576	$582
Provisional pricing mark-to-market gain	8	41	90	47
Hedging loss	––	––	––	(1)

Gross after provisional pricing and hedging	202	378	666	628
Less: Treatment and refining charges	(19)	(38)	(51)	(75)

Net	$183	$340	$615	$553

Consolidated copper pounds sold (millions)	51	97	157	188

Average price realized (per pound):
Gross before provisional pricing and hedging	$3.77	$3.49	$3.67	$3.10
Provisional pricing mark-to-market gain	0.16	0.43	0.58	0.24
Hedging loss	––	––	––	––

Gross after provisional pricing and hedging	3.93	3.92	4.25	3.34
Less: Treatment and refining charges	(0.36)	(0.39)	(0.32)	(0.40)

Net	$3.57	$3.53	$3.93	$2.94

The change in consolidated copper sales is due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2008 vs. 2007	2008 vs. 2007
Decrease in consolidated pounds sold	$(177)	$(104)
Increase in average realized copper price	1	142
Decrease in treatment and refining charges	19	24

	$(157)	$62

The following is a summary of net gold and copper sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gold
Nevada, USA	$495	$349	$986	$710
Yanacocha, Peru	388	208	887	505
Australia/New Zealand:
Tanami, Australia	85	87	174	160
Kalgoorlie, Australia	55	47	120	109
Jundee, Australia	101	50	188	90
Waihi, New Zealand	31	17	60	26

	272	201	542	385

Batu Hijau, Indonesia	35	59	147	115
Ahafo, Ghana	107	82	204	163
Other Operations:
Kori Kollo, Bolivia	20	15	38	31
La Herradura, Mexico	21	15	45	29
Golden Giant, Canada	—	6	––	8

	41	36	83	68

Corporate	1	1	1	1

	$1,339	$936	$2,850	$1,947

Copper
Batu Hijau, Indonesia	$183	$340	$615	$553

Costs applicable to sales increased in the second quarter and first half of 2008 from 2007 as detailed in the table below. The increase in the second quarter and first half of 2008 is primarily due to higher sales volume, increased input commodity prices and unfavorable Australian dollar exchange rate changes. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization remained constant in the second quarter and first half of 2008 compared to 2007 as detailed in the table below. We expect Amortization expense in 2008 to be approximately $725 to $775.

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable to Sales				Amortization
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Gold
Nevada, USA	$238	$254	$453	$525	$60	$66	$110	$121
Yanacocha, Peru	161	122	329	250	44	40	88	82
Australia/New Zealand:
Tanami, Australia	57	50	107	98	9	10	17	19
Kalgoorlie, Australia	54	35	108	92	3	5	7	13
Jundee, Australia	44	35	82	70	10	6	17	12
Waihi, New Zealand	15	11	29	19	9	6	15	9

	170	131	326	279	31	27	56	53

Batu Hijau, Indonesia	19	19	56	46	3	5	11	11
Ahafo, Ghana	46	45	95	86	18	13	31	23
Other Operations:
Kori Kollo, Bolivia	11	8	19	15	3	2	5	5
La Herradura, Mexico	10	6	18	13	2	1	4	3
Golden Giant, Canada	—	1	—	2	—	—	—	—

	21	15	37	30	5	3	9	8

	655	586	1,296	1,216	161	154	305	298

Copper
Batu Hijau, Indonesia	104	128	254	251	20	26	51	54

Other
Australia/New Zealand	—	—	—	—	1	1	2	2
Corporate and Other	—	—	—	—	2	5	8	11

	—	—	—	—	3	6	10	13

	$759	$714	$1,550	$1,467	$184	$186	$366	$365

The Loss on settlement of price-capped forward sales contracts in the first half of 2007 resulted from the elimination of the entire 1.85 million gold price-capped forward sales contracts.

Exploration expense increased $13 for both the second quarter and first half of 2008, compared to 2007 primarily as a result of spending at Hope Bay and higher drilling costs. We expect 2008 Exploration expense to be approximately $220 to $230.

Advanced projects, research and development increased $26 for the second quarter and $40 for the first half of 2008 compared to 2007. The increase is due to spending at Hope Bay and higher spending on projects, including technical studies and drilling at Fort a la Corne and other projects. We expect 2008 Advanced projects, research and development expenses in 2008 to be approximately $160 to $190.

General and administrative expenses increased $3 for the second quarter and decreased $1 for the first half of 2008 compared to 2007. We expect 2008 General and administrative expenses to be approximately $140 to $150.

Other expense, net for the second quarter and first half of 2008 and 2007 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Reclamation estimate revisions	$59	$17	$61	$17
Community development	18	13	32	27
Regional administration	12	10	21	21
Western Australia power plant	8	2	13	7
Peruvian royalty	4	1	11	4
Pension settlement loss	—	13	11	13
World Gold Council dues	2	3	5	6
Accretion non-operating	3	2	5	4
Other	12	17	22	29

	$118	$78	$181	$128

Reclamation estimate revisions for the first half of 2008 primarily relate to an increase in the reclamation liability at the former Mt. Leyshon and Midnite mine sites. The Mt. Leyshon reclamation revision was for site characterization, stabilization and long-term surface water management due to overflow discharge from heavy rain. The Midnite mine reclamation increased in light of the recent decisions made in the U.S. District Court for the Eastern District of Washington. Reclamation estimate revisions for the first half of 2007 relate to the former Resurrection and Empire mines. During the second quarter of 2008, we incurred $7 of additional costs at the Western Australia power plant as a result of an explosion on Varanus Island that damaged a natural gas suppliers plant. During the first half of 2008 and 2007, respectively, we incurred $11 and $13 settlement losses related to senior management retirements. Other expense, net also includes community development and regional administration expenses that were reclassified from Costs applicable to sales. These costs relate to our social responsibility, external and government relations, and regional office costs which are not a cost of mine production.

Other income, net for the second quarter and first half of 2008 and 2007 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Canadian Oil Sands Trust income	$31	$11	$55	$19
Interest income	7	10	17	23
Gain on sale of investments, net	10	—	10	—
Income from development projects, net	9	—	9	—
Foreign currency exchange (losses) gains, net	(7)	8	(13)	3
Other	3	8	12	9

	$53	$37	$90	$54

Gain on sale of investments, net in the second quarter and first half of 2008 was primarily attributable to the sale of marketable equity securities. Income from development projects, net in 2008 includes revenue net of incremental operating costs for the Awonsu pit at Ahafo.

Interest expense, net of capitalized interest increased by $2 for the second quarter of 2008, compared to 2007 mainly due to decreased capitalized interest from the completion of the Nevada power plant and the Yanacocha gold mill projects. Interest expense, net of capitalized interest, net decreased $2 for the first half of 2008 compared to 2007 mainly due to increased capitalized interest and interest on the convertible senior notes and corporate revolving credit facility. We expect 2008 Interest expense, net of capitalized interest to be approximately $60 to $80.

Income tax expense (benefit) during the second quarter of 2008 was ($37) compared to ($19) during the second quarter of 2007, and $198 for the first half of 2008 compared to $25 for the first half of 2007. The effective tax rate for the second quarter of 2008 was (12%) compared to 6% for the second quarter of 2007. The decrease from the 2007 second quarter rate primarily relates to the reduction in income taxes from the conversion of one of our non-US subsidiaries to a partnership for U.S. income tax purposes which conversion will give rise to a significant capital loss allowing us to recover income taxes paid in prior years. The other primary reasons that our effective tax rate in the second quarter of 2008 is lower than the United States statutory rate of 35% are: (i) U.S. percentage depletion, (ii) the effect of different income tax rates in countries where earnings are indefinitely reinvested, and (iii) the effect of our other foreign earnings, net of foreign taxes. The effective tax rate in the second quarter of 2007 is different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion, (ii) a change in valuation allowance on deferred tax assets associated with foreign tax credits, (iii) the effect of different income tax rates in countries where earnings are indefinitely reinvested, and (iv) the effect of our other foreign earnings net of foreign taxes. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2007, filed February 21, 2008. We expect the 2008 full year tax rate to be approximately 22% to 26%, assuming an average gold price of $875 per ounce.

Minority interest in income of consolidated subsidiaries decreased $29 in the second quarter as a result of decreased earnings at Batu Hijau partially offset by increased earnings at Yanacocha. Minority interest in income of consolidated subsidiaries increased $107 in the first half of 2008 as a result of increased earnings at Batu Hijau and Yanacocha.

(Loss) income from discontinued operations was ($2) for the second quarter of 2008 compared to ($1,661) for the second quarter of 2007, and $4 for the first half of 2008 compared to ($1,633) for the first half of 2007. Activity in the three and six months ended June 30, 2008 includes additional royalty revenue and the sale of Pajingo assets. Activity in the three and six months ended June 30, 2007 includes a $1,665 non-cash charge to impair the goodwill associated with the royalty portfolio.

Results of Consolidated Operations

Three Months Ended June 30,

	Gold Ounces or Copper Pounds Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Nevada	554	531	$430	$478	$108	$124
Yanacocha (3) (51.3% owned)	432	312	374	392	102	128
Australia/New Zealand	301	298	565	440	102	88
Batu Hijau (3) (4)	37	90	518	213	99	52
Ahafo	134	123	390	364	147	108
Other(3)	46	54	428	286	95	65

Total/Weighted-Average	1,504	1,408	$440	$417	$108	$109

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Batu Hijau (3) (4)	51	97	$2.02	$1.33	$0.38	$0.28

Six Months Ended June 30,

	Gold Ounces or Copper Pounds Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Nevada	1,080	1,091	$420	$481	$102	$111
Yanacocha (3) (51.3% owned)	972	767	339	326	91	107
Australia/New Zealand	587	582	555	479	96	92
Batu Hijau (3) (4)	157	174	358	263	72	63
Ahafo	239	248	425	344	138	93
Other (3)	90	103	404	302	97	82

Total/Weighted-Average	3,125	2,965	$417	$410	$98	$101

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Batu Hijau (3) (4)	157	188	$1.62	$1.34	$0.33	$0.29

(1)

Includes 16 and 17 incremental start-up ounces for the three and six months ended June 30, 2008, respectively which are not included in Revenue, Costs applicable to sales and Amortization per ounce calculations.

(2)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.
(3)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.
(4)	Economic interest decreased to 45% from 52.875% on May 25, 2007.

Consolidated gold ounces sold increased 7% in the second quarter of 2008 from 2007, primarily due to higher production at Nevada, Yanacocha and Ahafo, partially offset by lower production at Batu Hijau. Consolidated copper pounds sold decreased 47% in the second quarter of 2008 from 2007, due to lower throughput and recovery at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 6% in the second quarter of 2008 from 2007, primarily due to higher royalty, compensation and diesel costs and the strengthening of the Australian dollar, partially offset by higher by-product sales. Unfavorable exchange rate movements increased consolidated Costs applicable to sales by $11 per ounce, net of hedge gains, in the second quarter of 2008 compared to 2007. Costs applicable to sales per consolidated copper pound increased 52% in the second quarter of 2008 from 2007, primarily due to lower copper production at Batu Hijau.

Consolidated gold ounces sold increased 5% in the first half of 2008 from 2007, primarily due to higher production at Yanacocha, partially offset by lower production at Batu Hijau and Ahafo. Consolidated copper pounds sold decreased 16% in the first half of 2008 from 2007, due to lower throughput and recovery at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 2% in the first half of 2008 from 2007, due to higher labor and diesel costs and the strengthening of the Australian dollar, partially offset by higher by-product sales. Unfavorable exchange rate movements increased consolidated Costs applicable to sales by $11 per ounce, net of hedge gains, in the first half of 2008 compared to 2007. Costs applicable to sales per consolidated copper pound increased 21% in the first half of 2008 from 2007, primarily due to lower copper production at Batu Hijau.

Our 2008 annual gold guidance remains unchanged with consolidated gold sales of between 5.9 and 6.3 million ounces of gold at Costs applicable to sales of between $425 and $450 per ounce. Our Costs applicable to sales forecast for 2008 now assumes an oil price of $125 per barrel and an Australian dollar exchange rate of 0.95 for the remainder of the year. Our Costs applicable to sales are expected to change by approximately $4 per ounce for every $10 change in the oil price and by $3 per ounce for every A$0.10 change in the Australian dollar exchange rate. We are actively hedging a portion of our diesel and Australian dollar cost exposure.

We expect consolidated copper sales of approximately 280 to 330 million pounds of copper in 2008 at Costs applicable to sales of approximately $1.50 to $1.75 compared to our original guidance of between 345 and 365 million pounds of copper at Costs applicable to sales of approximately $1.30 to $1.40 per pound, due to extremely heavy rainfall during the first quarter of 2008 at Batu Hijau. See the Batu Hijau Operation discussion below for additional details.

Nevada Operations

	Gold Ounces Sold		Costs Applicable to Sales (2)		Amortization
	2008 (1)	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended June 30,	554	531	$430	$478	$108	$124
Six months ended June 30,	1,080	1,091	$420	$481	$102	$111

(1)	Includes nil and 1 incremental start-up ounces for the three and six months ended June 30, 2008.
(2)	Excludes Amortization and Accretion.

Gold ounces sold in Nevada increased 4% in the second quarter of 2008 from 2007 due to higher production at Phoenix, Midas, Leeville and Twin Creeks, partially offset by the shutdown of the Lone Tree processing facilities which accounted for 19,000 ounces of sales in the second quarter of 2007.

Nevada’s gold ounces sold remained constant in the first half of 2008 compared to 2007 primarily due to the shutdown of Lone Tree processing facilities which accounted for 52,000 ounces of sales in the first half of 2007, offset by higher production at Phoenix, Midas, Leeville and Twin Creeks.

Underground ore mined in the second quarter of 2008 increased to 0.6 million tons, up from 0.5 million tons in the second quarter of 2007 due to 126% higher tons at Leeville, partially offset by 10% lower tons at Chukar and completion of mining at Carlin East. Surface ore mined in the second quarter of 2008 decreased to 9.2 million tons, down from 10.7 million tons in the second quarter of 2007 due to lower tons at Phoenix and Twin Creeks, partially offset by higher tons at Gold Quarry.

Underground ore in the first half of 2008 increased to 1.1 million tons, up from 1.0 million tons in the first half of 2007 primarily due to higher tons at Leeville, partially offset by completion of mining at Carlin East. Surface ore mined in the first half of 2008 decreased to 17.6 million tons, down from 21.2 million tons in the first half of 2007 due to lower tons at Phoenix, Gold Quarry and Twin Creeks.

Second quarter ore milled increased to 6.1 million tons in 2008 up from 5.9 million tons in the second quarter of 2007 primarily due to higher throughput at Phoenix, partially offset by the shutdown of the Lone Tree processing facilities at the end of 2007. Ore placed on the leach pads increased 115% from the second quarter of 2007 to 2008 due to higher placement at the Carlin leach pads.

Ore milled in the first half of the year was 12.3 and 12.1 million tons in 2008 and 2007, respectively, as higher tons at Phoenix were partially offset by the completion of Lone Tree milling in

2007. Ore placed on leach pads increased by 72% from the first half of 2007 to 2008 due to higher placement at the Carlin leach pads.

During the second quarter and first half of 2008, Phoenix sold 54,100 and 94,600 ounces of gold, respectively, at Costs applicable to sales of $361 and $378 per ounce, respectively, compared to 39,700 and 86,900 ounces at Costs applicable to sales of $844 and $810 per ounce in 2007. The cost improvements were driven by increased copper and silver by-product credits and increased mill throughput.

We have spent the past year completing optimization studies at Phoenix, focused on resolving issues with gold grade reconciliation, complex copper mineralogy, rock hardness, and operating and design inefficiencies. We have now completed an extensive re-drilling program and have incorporated the results into a new mine plan that more accurately defines the ore body. Based on the updated mine plan and current commodity price assumptions, gold production during the next five-years is expected to average approximately 200,000 to 250,000 ounces per annum at costs applicable to sales of approximately $400 to $500 per ounce. We continue to proactively focus on productivity and cost improvements, process optimization opportunities, and near mine exploration.

Nevada’s Costs applicable to sales per ounce decreased to $430 in the second quarter of 2008 from $478 in the second quarter of 2007 and decreased to $420 in the first half of 2008 from $481 in the first half of 2007. Lower costs were driven by the completion of higher cost Carlin East mining and Lone Tree processing, Leeville mine tonnage ramp up, Phoenix improvements, lower surface tons mined and lower contracted service costs.

Construction of the 200 megawatt coal-fired power plant was completed during the second quarter as expected at a total cost of approximately $620, in-line with previous expectations of $620 to $640. The lower cost of self-generated electricity, when compared with projected future market prices in the region, is expected to reduce Nevada’s Costs applicable to sales by approximately $70 to $80 per year.

We continue to expect Costs applicable to sales of approximately $400 to $430 per ounce for 2008. Ongoing labor and diesel cost pressures are expected to be offset by reduced electricity charges as a result of generating power for approximately one-half of the year from our newly constructed coal-fired power plant and reduced contracted services and other expenses.

Yanacocha Operations

	Gold Ounces Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended June 30,	432	312	$374	$392	$102	$128
Six months ended June 30,	972	767	$339	$326	$91	$107

(1)	Consolidated gold ounces sold includes minority interests’ share (51.35% Newmont owned).
(2)	Excludes Amortization and Accretion.

Consolidated gold ounces sold at Yanacocha increased 38% in the second quarter of 2008 from the second quarter of 2007 due to higher production partially offset by a build in inventory. Ore mined and placed on the leach pads increased to 23.7 million tons in the second quarter of 2008 from 20.6 million tons in the second quarter of 2007. During the same periods, the amount of waste material mined decreased to 26.6 million tons from 32.1 million tons. Leach ore grade decreased by 13% from 0.017 to 0.015 ounces per ton in the second quarter of 2008 from the same period in 2007. Gold production increased by 46% due to increased leach ore placement and production of 77,000 ounces from the newly commissioned mill. Start up of the gold mill occurred in late March and achieved commercial production in the second quarter of 2008. Total capital costs of the mill are expected to be $230, below previous expectations.

Consolidated gold ounces sold at Yanacocha increased 27% in the first half of 2008 from the first half of 2007 due to higher production. Ore mined and placed on the leach pads increased to 54.1 million tons in the first half of 2008 from 37.2 million tons in the first half of 2007. During the same periods, the amount of waste material mined decreased to 48.3 million tons from 61.8 million tons. Leached ore grade also increased by 7% from 0.015 to 0.016 ounces per ton in the first half of 2008 from the same period in 2007. Gold production increased by 31% due to the increased leach ore placement and production of 77,000 ounces from the newly commissioned mill. We continue to expect gold sales of approximately 1.7 to 1.8 million ounces for 2008.

Costs applicable to sales decreased in the second quarter of 2008 to $374 per ounce from $392 per ounce in the second quarter of 2007, due to higher production and lower waste material mined, partially offset by higher workers participation and royalty costs.

Costs applicable to sales increased in the first half of 2008 to $339 per ounce from $326 per ounce in the first half of 2007, primarily due to higher fuel costs and workers participation and royalty costs due to higher gold prices, partially offset by lower waste stripping costs. We continue to expect Costs applicable to sales of approximately $370 to $390 per ounce for 2008.

Australia/New Zealand Operations

Three Months Ended June 30,

	Gold Ounces Sold		Costs Applicable to Sales (1)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Jundee	109	71	$401	$502	$84	$84
Tanami	95	130	605	382	102	75
Kalgoorlie (50% owned)	63	70	860	494	56	68
Waihi	34	27	441	417	248	221

Total/Weighted-Average	301	298	$565	$440	$102	$88

Six Months Ended June 30,

	Gold Ounces Sold		Costs Applicable to Sales (1)		Depreciation, Depletion and Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Jundee	200	133	$410	$530	$83	$89
Tanami	190	243	565	402	91	78
Kalgoorlie (50% owned)	132	165	817	553	57	80
Waihi	65	41	448	478	226	228

Total/Weighted-Average	587	582	$555	$479	$96	$92

(1)	Excludes Amortization and Accretion.

Consolidated gold ounces sold in Australia/New Zealand remained constant in the second quarter of 2008 from the second quarter of 2007 due to higher ore grades and recoveries at Jundee and higher throughput at Waihi, offset by lower ore grade, throughput and recovery at Tanami and Kalgoorlie. Costs applicable to sales per ounce increased 28% in the second quarter of 2008 from the second quarter of 2007 due to higher fuel prices, higher power costs, the strengthening of the Australian dollar and higher maintenance and contract services costs. During the second quarter of 2008, we hedged a portion of the Australian dollar denominated operating expenditures which reduced Costs applicable to sales by $3, or $11 per ounce for Australia/New Zealand.

Consolidated gold ounces sold in Australia/New Zealand remained constant in the first half of 2008 from the first half of 2007, primarily due to higher ore grades at Jundee and a full six months of production at Waihi, offset by lower ore grades at Tanami and lower ore grades and throughput at Kalgoorlie. Costs applicable to sales per ounce for the first half increased 16% in 2008 from 2007 primarily due to the strengthening of the Australian dollar and increased input costs, particularly diesel, electricity and labor. During the first half of 2008, we hedged a portion of the Australian dollar denominated operating expenditures which reduced Costs applicable to sales by $5, or $8 per ounce for Australia/New Zealand.

Jundee, Australia. Gold ounces sold increased 54% in the second quarter of 2008 compared to 2007 primarily due to a 63% increase in mill ore grade and 4% higher mill recovery. Increased mill ore grade was due to a combination of change in the mining schedule resulting in higher tons mined from Westside with higher grades and a higher blend of underground material fed into the mill. Costs applicable to sales per ounce decreased 20% in the second quarter of 2008 from the second quarter of 2007 due to higher production, partially offset by the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $30 per ounce, net of hedge gains, and higher fuel costs.

Gold ounces sold increased 50% in the first half of 2008 compared to 2007, primarily due to a 70% increase in mill ore grade and 5% higher mill recovery, partially offset by a drawdown of finished goods inventory during the first half of 2007. Costs applicable to sales per ounce decreased 23%, primarily attributable to higher production partially offset by higher fuel costs and the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $34 per ounce, net of hedge gains.

Tanami, Australia. Gold ounces sold decreased 27% in the second quarter of 2008 from 2007 due primarily to a 28% decrease in mill ore grade. Costs applicable to sales per ounce increased 58% in the second quarter of 2008 from the second quarter of 2007 primarily due to lower production, the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $39 per ounce, net of hedge gains, and higher mining costs mainly due to higher diesel prices.

Gold ounces sold decreased 22% in the first half of 2008 from 2007 primarily due to an 18% decrease in mill ore grade and a drawdown of finished goods inventory during the first half of 2007. Costs applicable to sales per ounce increased 41%, primarily due to lower production, the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $43 per ounce, net of hedge gains, and higher mining costs mainly due to higher diesel prices and higher milling costs mainly due to higher power costs.

Kalgoorlie, Australia. Gold ounces sold decreased 10% in the second quarter of 2008 compared to 2007 primarily due to a 9% lower mill grade and lower mill throughput as a result of a change in the mine plan due to a pit wall failure in January that covered a haul road resulting in longer hauls and delayed access to ore. Costs applicable to sales per ounce increased 74% in the second quarter of 2008 from the second quarter of 2007 primarily due to lower production, higher fuel costs, higher maintenance and contract services costs, additional leased trucks and the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $82 per ounce, net of hedge gains.

Gold ounces sold decreased 20% in the first half of 2008 compared to 2007, primarily due to 11% lower mill grade, 3% lower mill throughput and higher drawdown of finished goods inventory during the first half of 2007. Costs applicable to sales per ounce increased 48%, primarily due to lower production, the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $79 per ounce, net of hedge gains, higher fuel costs and higher contract maintenance costs.

Waihi, New Zealand. Gold ounces sold increased 26% in the second quarter of 2008 from 2007 primarily due to a 207% increase in throughput as harder Favona ore was milled in 2007, partially offset by 60% lower ore grade mainly due to milling of lower Martha grade ore in 2008. Costs applicable to sales per ounce increased 6% in the second quarter of 2008 from the second quarter of 2007 due to higher fuel costs and the strengthening of the New Zealand dollar, which increased Costs applicable to sales by approximately $22 per ounce, including hedge losses, partially offset by higher production and higher by-product credits.

Gold ounces sold increased 59% in the first half of 2008 from 2007, primarily due to higher throughput as a result of a planned mill suspension in first half of 2007 related to underground mine development at Favona and waste removal at the Martha open pit, partially offset by 61% lower grade mainly due to milling of lower grade Martha ore in 2008 and a drawdown of finished goods inventory during the first half of 2007. Costs applicable to sales per ounce were 6% lower due to higher production and higher by-product credits, partially offset by higher underground mining and milling costs and the strengthening of the New Zealand dollar, which increased Costs applicable to sales by approximately $35 per ounce, including hedge losses.

We now expect gold sales in Australia/New Zealand of approximately 1.10 to 1.15 million ounces for 2008 compared to original expectations of 1.05 to 1.10 million ounces at Costs applicable to sales of approximately $585 to $625 per ounce, excluding adverse changes in the Australian dollar exchange rate beyond a full year average rate of A$1.00:$0.938. Unfavorable changes in the Australian dollar exchange rate could result in operating costs for the region outside of the expected range for the full year, as a significant portion of costs are Australian dollar denominated. Costs applicable to sales in Australia/New Zealand are expected to change by approximately $13 per ounce for every $0.10 move in the Australian dollar exchange rate.

Development of the Boddington project remains on schedule and is approximately 77% complete, with initial mill start up expected in late 2008 or early 2009. Our share of the expected capital cost remains between $1,400 and $1,600.

Batu Hijau Operation

	Gold Ounces Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Three months ended June 30,	37	90	$518	$213	$99	$52
Six months ended June 30,	157	174	$358	$263	$72	$63

	Copper Pounds Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(pounds in millions)		($ per pound)		($ per pound)
Copper
Three months ended June 30,	51	97	$2.02	$1.33	$0.38	$0.28
Six months ended June 30,	157	188	$1.62	$1.34	$0.33	$0.29

(1)	Consolidated gold ounces or copper pounds sold includes minority interests’ share. Our economic interest decreased to 45% from 52.875% on May 25, 2007.
(2)	Excludes Amortization and Accretion.

Consolidated copper pounds and gold ounces sold at Batu Hijau decreased 47% and 59%, respectively, in the second quarter of 2008 from 2007 due to lower throughput, grade and recovery of ores processed. Mill throughput was 24% lower for the quarter due to processing harder ores and blending limitations as a majority of the ore was sourced from stockpiles. These stockpiled ores were lower grade and resulted in lower recovery than the ores processed in the second quarter of 2007.

Consolidated copper pounds and gold ounces sold at Batu Hijau decreased 16% and 10%, respectively, in the first half of 2008 from 2007. This change was due to lower throughput, grade and recovery resulting from the processing of lower grade stockpiled ore, partially offset by concentrate inventory sales during the first quarter of 2008.

Total Costs applicable to sales decreased by $24 in the second quarter of 2008 from 2007 as a result of lower sales partially offset by higher mining costs due to increased diesel and labor costs. Costs applicable to sales per ounce of gold and per pound of copper also increased 143% and 52%, respectively, in the second quarter of 2008 compared to 2007, due to increased costs and lower production.

Total Costs applicable to sales increased by $13 in the first half of 2008 from 2007 as a result of increased diesel, labor, maintenance and contract services costs. Costs applicable to sales per ounce of gold and per pound of copper also increased 36% and 21%, respectively, in the first half of 2008 compared to 2007, due to increased costs and lower production.

The average realized copper price increased to $4.25 per pound in the first half of 2008 from $3.34 per pound in the first half of 2007. The higher copper price favorably impacted the provisional sales mark-to-market adjustment by $90 or $0.58 per pound for the first half of 2008 compared to $47 or $0.24 per pound for the first half of 2007. Additionally, lower treatment and refining costs in the first half of 2008 compared to the first half of 2007 increased the average realized copper price by $0.08 per pound.

Batu Hijau experienced extremely heavy rainfall during the first quarter of 2008, causing minor damage to pit infrastructure, as well as adding significant amounts of unexpected water to the pit. The de-watering program has yielded better than expected results and may contribute to increased production during the dry season, potentially offsetting portions of the wet season production shortfall.

We continue to expect gold and copper sales at Batu Hijau to be between 220,000 and 290,000 ounces of gold and between 280 and 330 million pounds of copper at Costs applicable to sales of $340 to $380 per ounce and $1.50 and $1.75 per pound, respectively, compared to original guidance of between 325,000 and 365,000 ounces of gold and between 345 and 365 million pounds of copper at Costs applicable to sales of $285 to $325 per ounce and $1.30 to $1.40 per pound, respectively. Potential production shortfalls due to restricted access in 2008 would be recovered in 2009.

We currently have a 45% ownership interest in the Batu Hijau mine, held through the Nusa Tenggara partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns Batu Hijau. We identified NTP as a Variable Interest Entity as a result of certain capital structures and contractual relationships and have fully consolidated Batu Hijau in the consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company.

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

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore NTP was required to offer a 3% interest for sale in 2006 and an additional 7% interest in 2007. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the government of Indonesia in 2006 and an offer for an additional 7% interest was made in 2007. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, NTP agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. The Government of Indonesia has subsequently stated that it will not approve the transfer of shares under this agreement. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (“DEMR”) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work and threatened to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008, which date was extended to March 3, 2008. On March 3, 2008, the Indonesian government filed for international arbitration, as did PTNNT, as provided under the Contract of Work. In the arbitration proceeding, PTNNT seeks a declaration that the Government of Indonesia is not entitled to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Government of Indonesia seeks declarations that PTNNT is in default of its divestiture obligations, that the Government may terminate the Contract of Work, and that PTNNT must cause shares subject to divestiture to be sold to certain local governments. The international arbitration panel has been appointed and briefing is under way, with a hearing expected in December 2008. Newmont and Sumitomo believe there is no basis for terminating the Contract of Work, and PTNNT is vigorously defending the matter.

In 1997, to enable development of the Batu Hijau mine, PTNNT secured an aggregate US$1 billion in financing from the United States Export-Import Bank, the Japan Bank for International Cooperation (formerly the Japan Export-Import Bank), and Kreditanstalt fur Wiederaufbau (the German Export-Import Bank) (collectively, the “Senior Lenders”). The Senior Lenders required the shareholders of PTNNT to pledge their shares as security for repayment of the loans. As part of that process, on October 30, 1997, the Minister of Energy and Mineral Resources approved the share pledge arrangements. The share pledge requirement does not impede the ability of PTNNT shares to be divested.

Subsequent to an additional 7% interest being offered for sale on March 28, 2008, the Director General of Mineral, Coal and Geothermal Resources at DEMR claimed that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered for sale that are pledged to the Senior Lenders as security for the repayment of the senior debt. In the letter, the Director General claims that Newmont would be in default under the Contract of Work if the shares of PTNNT offered for sale in March 2008, together with the shares offered in 2006 and 2007, were not in the possession of “Indonesian government and/or government owned entities”, free of any such senior pledge, by July 13, 2008. Consequently, on July 10, 2008, PTNNT filed a notice to commence an additional international arbitration proceeding, as provided for under the Contract of Work, to resolve the claim that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered that are subject to pledge obligations to the Senior Lenders. PTNNT has proposed that the share pledge issue be incorporated into, and be resolved as part of, the initial arbitration proceeding.

In addition, we have been in discussions to extend our forest use permit (called a pinjam pakai) for over three years. This permit is a key requirement to continue to efficiently operate the Batu Hijau mine. The permit extension has not yet been received and the resulting delay could have an adverse impact on operating and financial results. In 2005, relevant Indonesian governmental authorities reviewed the contractual requirements for extension of the pinjam pakai and determined that we meet those requirements.

Ahafo Operation

	Gold Ounces Sold		Costs Applicable to Sales (2)		Amortization
	2008 (1)	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended June 30,	134	123	$390	$364	$147	$108
Six months ended June 30,	239	248	$425	$344	$138	$93

(1)	Includes 16 start-up ounces for the second quarter and first half of 2008.
(2)	Excludes Amortization and Accretion.

Gold ounces sold at Ahafo increased 9% in the second quarter of 2008 compared to 2007 due to a 21% increase in mill ore grades, partially offset by 4% lower recovery and 3% lower throughput.

Gold ounces sold at Ahafo decreased 4% in the first half of 2008 compared to 2007 as a result of unplanned mill downtime and unexpected power interruptions, partially offset by higher grade and inventory sales.

Ore tons mined in the second quarter of 2008 increased to 2.6 million tons, up from 2.2 million tons in the second quarter of 2007. Total tons mined in the second quarter of 2008 increased to 14.4 million tons, up from 13.6 million tons in the second quarter of 2007 mainly due to equipment additions.

Ore tons mined in the first half of 2008 increased to 5.0 million tons, up from 4.8 million tons in the first half of 2007. Total tons mined in the first half of 2008 increased to 28.0 million tons, up from 24.4 million tons in the first half of 2007, due to equipment additions and increased mining efficiencies. Development of the Awonsu pit was completed during the second quarter of 2008.

Costs applicable to sales per ounce increased 7% and 24% in the second quarter and first half of 2008 compared to 2007, respectively, due to higher fuel, power, maintenance and contract services costs.

We continue to expect gold sales of approximately 495,000 to 530,000 ounces for the year. We have revised our expectations for Costs applicable to sales to approximately $450 to $500 per ounce, driven by lower than expected costs for labor and power in the first half of the year, partially offset by anticipated power rate increases in the second half of the year. Regional management continues to negotiate with the Volta River Authority on the final price per kilowatt hour. Based on the current rate, we have incorporated a potential increase to 2008 Costs applicable to sales of approximately $15 to $30 per ounce.

Other Operations

Three Months Ended June 30,

	Gold Ounces Sold		Costs Applicable to Sales (1)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Kori Kollo (2) (88% owned)	21	22	$474	$354	$107	$113
La Herradura (44% owned)	25	23	388	264	85	43
Golden Giant	—	9	—	172	—	—

Total/Weighted-Average	46	54	$428	$286	$95	$65

Six Months Ended June 30,

	Gold Ounces Sold		Costs Applicable to Sales (1)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Kori Kollo (2) (88% owned)	41	46	$461	$343	$112	$110
La Herradura (44% owned)	49	45	357	293	84	76
Golden Giant	—	12	—	177	—	—

Total/Weighted-Average	90	103	$404	$302	$97	$82

(1)	Excludes Amortization and Accretion.
(2)	Consolidated gold ounces sold includes minority interests’ share.

Kori Kollo, Bolivia. Consolidated gold ounces sold remained constant in the second quarter of 2008 from 2007. Costs applicable to sales per ounce increased 34% in the second quarter of 2008 from 2007, primarily as a result of additional Bolivian royalties. Consolidated gold ounces sold decreased 11% in the first half of 2008 from 2007 due to delays with Phase 7-B, the shortfall of ounces placed at Kori Chaca and lower recovery of transitional ore at Llallagua. Costs applicable to sales per ounce increased 34% in the first half of 2008 from 2007, primarily as a result of lower production, higher leaching costs and additional Bolivian royalties.

La Herradura, Mexico. Gold ounces sold increased 9% in both the second quarter and first half of 2008 from 2007 due to higher ore placement on the leach pads. Costs applicable to sales per ounce increased 47% and 22% in the second quarter and first half of 2008 from 2007, respectively, primarily due to increased waste stripping.

We expect consolidated gold sales for Other Operations in 2008 of approximately 160,000 to 180,000 ounces at Costs applicable to sales of approximately $360 to $400 per ounce.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 28% of our Costs applicable to sales were paid in local currencies during both the second quarter and first half of 2008 and 2007. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $11, net of hedging gains, during both the second quarter and first half of 2008 as compared to the second quarter and first half of 2007.

Liquidity and Capital Resources

Cash Provided from (Used in) Operating Activities

Net cash provided from continuing operations was $976 for the first half of 2008 compared to Net cash used in continuing operations of $624 in 2007 due to significantly higher realized gold and copper prices, as discussed above in Consolidated Financial Results. The 2007 results were also negatively impacted by the $578 settlement of the price-capped forward sales contracts and the $276 settlement of pre-acquisition Australia income taxes of Normandy.

Investing Activities

Net cash used in investing activities of continuing operations was $1,238 during the first half of 2008 compared to $568 during the same period of 2007, driven largely by increased capital expenditures and completion of the acquisition of Miramar Mining Corporation (“Miramar”) in 2008 and the cash received on repayment of the Batu Hijau carried interest in 2007.

Additions to property, plant and mine development were as follows:

	Six Months Ended June 30,
	2008	2007
Nevada, USA	$172	$277
Yanacocha, Peru	77	114
Australia/New Zealand:
Tanami, Australia	20	16
Kalgoorlie, Australia	5	2
Jundee, Australia	20	19
Waihi, New Zealand	18	19
Boddington, Australia	404	166
Other, Australia	1	2

	468	224

Batu Hijau, Indonesia	61	24
Africa	68	56
Hope Bay	30	—

Other Operations:
Kori Kollo, Bolivia	4	—
La Herradura, Mexico	12	8

	16	8

Corporate and Other	5	7

	$897	$710

Capital expenditures in Nevada during the first half of 2008 were primarily related to the completion of the power plant and sustaining mine development. Yanacocha capital expenditures were primarily related to construction of the gold mill, development of the Conga project and leach pad expansions. Capital expenditures in Australia/New Zealand largely resulted from the continued construction of the Boddington project. In 2007, we commenced a hedging program to reduce the variability of the Australian denominated capital expenditures related to Boddington. At June 30, 2008, we have hedged 63% of our remaining forecasted Australian dollar denominated capital expenditures in 2008 and 2009 at an average rate of 0.90. Batu Hijau’s capital expenditures were predominately for sustaining mine development and construction of a second tailings pipeline. Capital expenditures at Ahafo were mainly as a result of mine equipment purchases, the development of Awonsu, Ahafo North and the Amoma pit and sustaining development. We expect to spend $1,800 to $2,000 on consolidated capital expenditures in 2008.

Capital expenditures in Nevada during the first half of 2007 were primarily due to the construction of the power plant, mine equipment replacement and sustaining mine development. Yanacocha capital expenditures were primarily related to construction of the gold mill and leach pad expansions. Capital expenditures in Australia/New Zealand largely resulted from the continued construction of the Boddington project. Batu Hijau’s capital expenditures were predominately used for mine equipment purchases, mine dewatering, and sustaining mine development. Capital expenditures at Ahafo were mainly as a result of power generation solutions, mine equipment purchases, and infrastructure and land acquisition.

Investments in marketable debt and equity securities, net. During the first half of 2008, we purchased marketable equity securities of Gabriel Resources for $11 and other marketable securities for $6. In the second quarter of 2008, we received cash of $17 for the sale of shares of marketable equity securities, realizing a gain of $10. During the first half of 2007, we purchased additional marketable equity securities of Gabriel Resources for $27, and other marketable equity securities for $7, partially offset by net proceeds of $10 from auction rate marketable debt securities.

Acquisitions. During the first half of 2008, we paid $318 to acquire the remaining outstanding common shares of Miramar, resulting in Miramar becoming a wholly-owned subsidiary. The total Miramar purchase price was $1,353. As a result of the completed acquisition of Miramar, we control the Hope Bay Project, a large undeveloped gold project in Nunavut, Canada. In April 2008, we purchased additional shares of EGR for $7, net of cash acquired, bringing our ownership interest to 56.67% from 46.72%.

Financing Activities

Net cash provided from financing activities was $189 during the first half of 2008 compared to $554 during the same period of 2007.

Repayment of debt. During the first half of 2008, we made scheduled debt repayments of $22 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, $43 related to the Batu Hijau project, $7 on the Yanacocha credit facility and $5 on Yanacocha capital leases.

During the first half of 2008, we received net proceeds of $475 under our $2,000 revolving credit facility compared to net proceeds of $810 during the same period of 2007. The facility is also used for the issuance of letters of credit totaling $476, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Scheduled minimum debt repayments are $178 for the remainder of 2008, $142 in 2009, $147 in 2010, $323 in 2011, $610 in 2012 and $1,946 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances or available credit facilities.

At June 30, 2008, we were in compliance with all required debt covenants and other restrictions related to our debt agreements.

Dividends paid to minority interests. We paid dividends of $147 and $115 to minority interests during the first half of 2008 and 2007, respectively.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.20 per common share through June 30, 2008 and June 30, 2007. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.2022 per share through June 30, 2008 and C$0.2308 through June 30, 2007. We paid dividends of $91 to common stockholders in the first half of 2008 and $90 in the first half of 2007.

Proceeds from stock issuance. We received proceeds of $24 and $14 during the first half of 2008 and 2007, respectively, from the issuance of common stock related to the exercise of stock options.

Discontinued Operations

Net operating cash (used in) provided from discontinued operations was $(112) and $61 in the first half of 2008 and 2007, respectively, as follows:

	Six Months Ended June 30,
	2008	2007
Royalty portfolio	$(112)	$42
Pajingo	—	19

	$(112)	$61

During the first half of 2008, we made tax payments of $137 related to the December 2007 royalty portfolio sale.

Net cash (used in) provided from investing activities of discontinued operations was $(6) and $74 in the first half of 2008 and 2007, respectively. Cash used in investing activities of discontinued operations in 2008 included accrued expense payments on the royalty portfolio sale of $11, partially offset by $5 in proceeds from the sale of assets at Pajingo. During the first half of 2007, proceeds from the sale of marketable equity securities included $69 from the sale of Oxiana Limited shares and $10 from the sale of other marketable equity securities, partially offset by $2 in purchases of other marketable equity securities. We also had additions to property, plant and mine development of $3 at Pajingo.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as disclosed in Note 29 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 21, 2008) and $747 of outstanding letters of credit, surety bonds and bank guarantees. We also provide a contingent support line of credit to PTNNT of which our pro-rata share is $37. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (in thousands of tons): 280 for the remainder of 2008; 755 in 2009; 859 in 2010, 741 in 2011, 725 in 2012 and 890 thereafter.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2008 and December 31, 2007, $563 and $569, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $179 and $125 were accrued for such obligations at June 30, 2008 and December 31, 2007, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 112% greater or 3% lower than the amount accrued at June 30, 2008. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense, net in the period estimates are revised. During the first half of 2008, we had reclamation estimate revisions of $61 that relate primarily to an increase in the reclamation liability at the former Mt. Leyshon and Midnite mine sites. The Mt. Leyshon reclamation revision was for site characterization, stabilization and long-term surface water management due to overflow discharge from heavy rain. The Midnite mine reclamation increased in light of the recent decisions made in the U.S. District Court for the Eastern District of Washington. During the first half of 2007, we had reclamation estimate revisions of $17 that relate to the former Resurrection and Empire mines.

For more information on our reclamation and remediation liabilities, see Notes 20 and 24 to the Condensed Consolidated Financial Statements.

During the first half of 2008 and 2007, capital expenditures were approximately $82 and $29, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

We spent $6 and $5, respectively, during the first half of 2008 and 2007 for environmental obligations related to the former, primarily historic, mining activities discussed in Note 24 to the Condensed Consolidated Financial Statements.

Recently Adopted Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for our fiscal year beginning January 1, 2009.

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

	Fair Value at June 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$55	$55	$—	$—
Marketable equity securities	1,955	1,955	—	—
Marketable debt securities	34	—	4	30
Trade receivable from provisional copper and gold concentrate sales	125	125	—	—
Derivative instruments, net	59	—	59	—

	$2,228	$2,135	$63	$30

Liabilities:
8 5/8% debentures	$93	$—	$93	$—

Our cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

Our marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by us.

Our marketable debt securities include investments in auction rate securities and asset backed commercial paper. We review fair value for auction rate securities and asset backed commercial paper on at least a quarterly basis. The auction rate securities are valued based on quoted prices in markets that are not active. We determined the fair value based on indicative pricing from the underwriting bank. Such instruments are generally classified within Level 2 of the fair value hierarchy. The asset backed commercial paper falls within Level 3 of the fair value hierarchy because it trades infrequently and has little price transparency. We allocated an estimated impairment percentage to the various underlying asset classes within the asset backed commercial paper using unobservable inputs. The impairment value was applied sequentially to the various tranches within the asset backed commercial paper, resulting in an estimated fair value for each investment class. This value was supported by an indicative value obtained from a third party, which was facilitated by the Pan-Canadian Investors Committee for Third-Party Structured Asset Backed Commercial Paper.

Our trade receivable from provisional copper and gold concentrate sales is valued using quoted market prices based on the forward London Metal Exchange and as such is classified within Level 1 of the fair value hierarchy.

Our derivative instruments are valued using pricing models and we generally use similar models to value similar instruments. Where possible, we verify the values produced by our pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. Our derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

We have fixed to floating swap contracts to hedge the interest rate risk exposure on $100 of our 8 5/8% uncollateralized debentures due May 2011. The hedged portion of our 8 5/8% debentures are valued using pricing models which require inputs, including risk-free interest rates and credit spreads. Because the inputs are derived from observable market data, the hedged portion of the 8 5/8% debentures is classified within Level 2 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of our Level 3 financial assets (asset backed commercial paper) for the six months ended June 30, 2008.

Balance at beginning of period	$31
Unrealized losses	(1)

Balance at end of period	$30

The total amount of unrealized losses for the period was included in Accumulated other comprehensive income as a result of changes in foreign exchange rates from December 31, 2007.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. We did not elect the Fair Value Option for any of our financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on our consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP”. We do not expect the adoption of FAS 162 to have an impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for our fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. We estimate that approximately $350 of debt discount will be recorded and the effective interest rate on our 2014 and 2017 convertible senior notes (see Note 18 to the Consolidated Financial Statements) will increase by approximately 5 percentage points to 6.0% and 6.25%, respectively, for the non-cash amortization of the debt discount.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for our fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. We do not expect the adoption of FSP 142-3 to have an impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact of adopting this statement on our derivative instrument disclosures.

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

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation: (a) statements regarding future earnings, and the sensitivity of earnings to gold and other metal prices; (b) estimates of future mineral production and sales for specific operations and on a consolidated basis; (c) estimates of future production costs and other expenses, for specific operations and on a consolidated basis; (d) estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices; (e) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof; (f) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and expected production commencement dates; (g) estimates of future costs and other liabilities for certain environmental matters; (h) estimates of reserves, and statements regarding future exploration results and reserve replacement; (i) statements regarding modifications to our hedge positions; (j) statements regarding future transactions relating to portfolio management or rationalization efforts; and (k) projected synergies and costs associated with acquisitions and related matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other filings with the Securities and Exchange Commission. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We disclaims any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(dollars in millions, except per ounce and per pound amounts).

Metal Prices

Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; our forward selling by producers; our central bank sales, purchases and lending; our investor sentiment; the strength of the U.S. dollar; and global mine production levels. Changes in the market price of copper also affect our profitability and cash flow. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

Foreign Currency Contracts

We have entered into a series of foreign currency contracts to hedge the variability of the U.S. dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. We entered into $/IDR forward purchase contracts with expiration dates ranging up to one year which reduced Batu Hijau Costs applicable to sales by $nil and $2 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the $/IDR forward purchase contracts reduced Batu Hijau Costs applicable to sales by $1 and $3, respectively. During the third quarter of 2007, we began a layered fixed forward contract program to hedge a portion of our A$ denominated operating expenditures and during the first quarter of 2008 began a layered fixed forward contract program to hedge a portion of our NZ$ denominated operating expenditures. The programs include a series of fixed forward contracts with expiration dates of up to three years from the date of issue. For the three months ended June 30, 2008, the A$ and NZ$ operating hedge programs reduced Australia/New Zealand Costs applicable to sales by $4 and $nil, respectively. For the six months ended June 30, 2008, the A$ and NZ$ operating hedge programs reduced Australia/New Zealand Costs applicable to sales by $5 and $nil, respectively. All of the currency contracts were designated as cash flow hedges, and as such, unrealized changes in market value have been recorded in Accumulated other comprehensive income.

During the fourth quarter of 2007, we began a program to hedge a portion of our A$ denominated capital expenditures related to the construction of Boddington. The program consists of a series of fixed forward contracts and bought call option contracts with expiration dates of up to one year from the date of issue. The A$ denominated contracts have been designated as cash flow hedges of future Boddington capital expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which Boddington assets are placed into service and affect earnings.

We had the following foreign currency derivative contracts outstanding at June 30, 2008:

	Expected Maturity Date					Fair Value
	2008	2009	2010	2011	Total/ Average	At June 30, 2008 (1)	At December 31, 2007 (2)
IDR Forward Purchase Contracts:
$ (millions)	$59	$15	$—	$—	$74	$1	$(1)
Average rate (IDR/$)	9,484	9,652	—	—	9,518

A$ Operating Forward Purchase Contracts:
$ (millions)	$127	$224	$168	$24	$543	$38	$—
Average rate ($/A$)	0.88	0.85	0.83	0.83	0.85

NZ$ Operating Forward Purchase Contracts:
$ (millions)	$14	$22	$4	$—	$40	$(1)	$—
Average rate ($/NZ$)	0.77	0.74	0.71	—	0.75

A$ Capital Forward Purchase Contracts:
$ (millions)	$141	$116	$—	$—	$257	$14	$(1)
Average rate ($/A$)	0.87	0.91	—	—	0.89

A$ Capital Call Option Contracts:
$ (millions)	$56	$—	$—	$—	$56	$1	$1
Average rate ($/A$)	0.95	—	—	—	0.95

(1)

At June 30, 2008, the fair value of the IDR operating forward purchase contracts includes $1 in Other current assets, the fair value of the A$ operating forward purchase contracts includes $20 in Other current assets and $18 in Other long-term assets, the fair value of the NZ$ operating forward purchase contracts includes $(1) in Other current liabilities, and the fair value of the capital hedge program related to Boddington includes $14 in Other current assets for A$ forward purchase contracts and $1 in Other current assets for A$ bought call option contracts.

(2)

At December 31, 2007, the fair value of the IDR operating forward purchase contracts includes $(1) in Other current liabilities, the fair value of the A$ operating forward purchase contracts includes $2 in Other current assets, $2 in Other Long-term assets, $(1) in Other current liabilities, and $(3) in Other long-term liabilities, and the fair value of the capital hedge program related to Boddington includes $(1) in Other current liabilities for A$ forward purchase contracts and $1 in Other current assets for A$ bought call option contracts.

Diesel Fixed Forward Contracts

During the first quarter of 2008, we implemented a program to hedge a portion of our operating cost exposure related to diesel prices of fuel consumed at our Nevada operations. The program consists of a series of financially settled fixed forward contracts with expiration dates of up to one year from the date of issue. The contracts have been designated as cash flow hedges of future diesel purchases, and as such changes in the market value have been recorded in Accumulated other comprehensive income.

We had the following diesel derivative contracts outstanding at June 30, 2008:

	Expected Maturity Date			Fair Value
	2008	2009	Total/ Average	At June 30, 2008	At December 31, 2007
Diesel Forward Purchase Contracts:
$ (millions)	$11	$7	$18	$2	$—
Average rate ($/gallon)	3.42	3.50	3.45

Interest Rate Swap Contracts

At June 30, 2008, we had $100 fixed to floating swap contracts designated as a hedge against a portion of our $223 8 5/8% debentures expiring in 2011. Under the hedge contract terms, we receive fixed-rate interest payments at 8.625% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three and six months ended June 30, 2008 and 2007, the hedge contracts decreased Interest expense, net of capitalized interest by $1 and $nil, respectively. The fair value of the interest rate swaps was $4 at June 30, 2008 and December 31, 2007.

Provisional Copper and Gold Sales

Our provisional copper and gold sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the copper and gold concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

At June 30, 2008 and 2007, Batu Hijau had the following gross revenues before treatment and refining charges subject to final price adjustments:

	At June 30,
	2008	2007
Gross revenue subject to final price adjustments
Copper	$251	$402
Gold	$13	$28

The average final price adjustments realized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average final price adjustments
Copper	20%	26%	12%	4%
Gold	(3)%	2%	3%	2%

ITEM 4.	CONTROLS AND PROCEDURES.

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports file or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 24 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1, 2008 through April 30, 2008	2,005	(1)	$46.55	—	N/A
May 1, 2008 through May 31, 2008	1,879	(2)	$47.97	—	N/A
June 1, 2008 through June 30, 2008	43	(1)	$46.85	—	N/A

(1)	Represents shares delivered to us from restricted stock held by our employees upon vesting for purpose of covering the recipients’ tax withholding obligations.
(2)	Represents shares forfeited by an employee of previously granted restricted shares of common stock upon termination of employment.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were voted upon at the annual meeting of stockholders held on April 23, 2008:

1.	Elect directors;

2.	Ratify the Audit Committee’s appointment of PricewaterhouseCoopers LLP as Newmont’s independent auditors for 2008;

3.	Consider and act upon a stockholder proposal to approve majority voting for the election of directors in a non-contested election; and

4.	Consider and act upon a stockholder proposal regarding independent Board Chairman.

All matters voted on at the annual meeting were approved, except Proposals No. 3 and 4. The voting results were as follows:

Proposal #1—Election of Directors.

Name	Votes For	Votes Withheld
Glen A. Barton	355,463,803	6,895,812
Vincent. A. Calarco	354,544,473	7,815,142
Joseph A. Carrabba	355,971,505	6,388,110
Noreen Doyle	354,593,608	7,766,007
Veronica M. Hagen	355,995,523	6,364,092
Michael S. Hamson	354,571,997	7,787,618
Robert J. Miller	306,461,502	55,898,112
Richard T. O’Brien	355,948,972	6,410,643
John B. Prescott	309,756,874	52,602,741
Donald C. Roth	355,865,764	6,493,851
James V. Taranik	303,243,481	59,116,134

Proposal #2—Ratification of Auditors.

Votes For	356,006,159
Votes Against	2,525,733
Abstentions	3,827,723

Proposal #3—Stockholder Proposal to approve Majority Voting for the Election of Directors in a Non-Contested Election.

Votes For	140,515,119
Votes Against	164,498,741
Abstentions	4,701,359
Broker Non-Votes	52,644,396

Proposal #4—Stockholder Proposal regarding Independent Board Chairman.

Votes For	81,443,916
Votes Against	223,617,156
Abstentions	4,654,148
Broker Non-Votes	42,644,395

There were no broker non-votes included in the results of the election of directors or the ratification of auditors.

ITEM 6.	EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: July 24, 2008	/s/ RUSSELL BALL
Russell Ball Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 24, 2008	/s/ ROGER P. JOHNSON
Roger P. Johnson Vice President and Chief Accounting Officer (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
10.1	Contract of Work dated December 2, 1986, between the Government of the Republic of Indonesia and PT Newmont Nusa Tenggara, filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.(1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.(1)

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.