Form 10-Q
period 2008-09-30
NEWMONT MINING CORP /DE/
filed 2008-10-29
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

There were 441,450,516 shares of common stock outstanding on October 24, 2008 (and 12,842,261 exchangeable shares).

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Sales—gold, net	$1,302	$1,069	$4,152	$3,016
Sales—copper, net	90	547	705	1,100

	1,392	1,616	4,857	4,116
Costs and expenses
Costs applicable to sales—gold (1)	722	587	2,018	1,803
Costs applicable to sales—copper (1)	88	105	342	356
Loss on settlement of price-capped forward sales contracts (Note 3)	—	—	—	531
Midas redevelopment (Note 4)	—	10	—	10
Amortization	189	167	555	532
Accretion (Note 22)	9	8	25	23
Exploration	57	47	155	132
Advanced projects, research and development	45	16	114	45
General and administrative	37	37	103	104
Write-down of investments (Note 16)	34	—	90	—
Other expense, net (Note 5)	73	42	254	170

	1,254	1,019	3,656	3,706

Other income (expense)
Other income, net (Note 6)	100	46	190	100
Interest expense, net of capitalized interest	(26)	(28)	(73)	(77)

	74	18	117	23

Income from continuing operations before income tax, minority interest and equity loss of affiliates	212	615	1,318	433
Income tax expense (Note 9)	(3)	(86)	(201)	(111)
Minority interest in income of consolidated subsidiaries (Note 10)	(31)	(198)	(291)	(352)
Equity loss of affiliates	(1)	—	(6)	—

Income (loss) from continuing operations	177	331	820	(30)
Income (loss) from discontinued operations (Note 11)	19	66	23	(1,567)

Net income (loss)	$196	$397	$843	$(1,597)

Income (loss) per common share (Note 13)
Basic:
Income (loss) from continuing operations	$0.39	$0.73	$1.81	$(0.07)
Income (loss) from discontinued operations	0.04	0.15	0.05	(3.47)

Net income (loss)	$0.43	$0.88	$1.86	$(3.54)

Diluted:
Income (loss) from continuing operations	$0.39	$0.73	$1.80	$(0.07)
Income (loss) from discontinued operations	0.04	0.15	0.05	(3.47)

Net income (loss)	$0.43	$0.88	$1.85	$(3.54)

Basic weighted-average common shares outstanding	454	452	454	451

Diluted weighted-average common shares outstanding	455	453	456	451

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

(1)	Exclusive of Loss on settlement of price-capped forward sales contracts, Midas redevelopment, Amortization and Accretion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At September 30, 2008	At December 31, 2007
ASSETS
Cash and cash equivalents	$854	$1,231
Marketable securities and other short-term investments (Note 16)	26	61
Trade receivables	162	177
Accounts receivable	160	168
Inventories (Note 17)	508	463
Stockpiles and ore on leach pads (Note 18)	335	373
Deferred income tax assets	104	112
Other current assets (Note 19)	476	87

Current assets	2,625	2,672
Property, plant and mine development, net	10,172	9,140
Investments (Note 16)	1,307	1,527
Long-term stockpiles and ore on leach pads (Note 18)	1,022	788
Deferred income tax assets	1,134	1,027
Other long-term assets (Note 19)	249	234
Goodwill	188	186
Assets of operations held for sale (Note 11)	1	24

Total assets	$16,698	$15,598

LIABILITIES
Current portion of long-term debt (Note 20)	$142	$255
Accounts payable	331	339
Employee-related benefits	175	153
Income and mining taxes	82	88
Other current liabilities (Note 21)	820	665

Current liabilities	1,550	1,500
Long-term debt (Note 20)	3,355	2,683
Reclamation and remediation liabilities (Note 22)	624	623
Deferred income tax liabilities	1,156	1,025
Employee-related benefits	192	226
Other long-term liabilities (Note 21)	182	150
Liabilities of operations held for sale (Note 11)	88	394

Total liabilities	7,147	6,601

Commitments and contingencies (Note 26)
Minority interest in subsidiaries	1,476	1,449

STOCKHOLDERS’ EQUITY
Common stock	704	696
Additional paid-in capital	6,624	6,696
Accumulated other comprehensive income	704	957
Retained earnings (deficit)	43	(801)

Total stockholders’ equity	8,075	7,548

Total liabilities and stockholders’ equity	$16,698	$15,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$843	$(1,597)
Adjustments to reconcile net income (loss) to net cash from continuing operations:
Amortization	555	532
(Income) loss from discontinued operations (Note 11)	(23)	1,567
Accretion of accumulated reclamation obligations (Note 22)	32	29
Deferred income taxes	(214)	(268)
Write-down of investments (Note 16)	90	—
Stock based compensation and other benefits	38	36
Minority interest in income of consolidated subsidiaries (Note 10)	291	352
Gain on asset sales, net	(70)	(13)
Reclamation estimate revisions (Note 5)	74	18
Other operating adjustments and write-downs	61	24
Net change in operating assets and liabilities (Note 23)	(503)	(785)

Net cash provided from (used in) continuing operations	1,174	(105)
Net cash (used in) provided from discontinued operations (Note 11)	(111)	98

Net cash provided from (used in) operations	1,063	(7)

Investing activities:
Additions to property, plant and mine development	(1,355)	(1,159)
Investments in marketable debt and equity securities	(18)	(240)
Proceeds from sale of marketable debt and equity securities	50	208
Acquisitions, net (Note 15)	(325)	—
Cash received on repayment of Batu Hijau carried interest (Note 10)	—	161
Other	26	25

Net cash used in investing activities of continuing operations	(1,622)	(1,005)
Net cash (used in) provided from investing activities of discontinued operations (Note 11)	(6)	154

Net cash used in investing activities	(1,628)	(851)

Financing activities:
Proceeds from debt, net	2,801	2,728
Repayment of debt	(2,252)	(1,651)
Dividends paid to common stockholders	(136)	(136)
Dividends paid to minority interests	(247)	(116)
Proceeds from stock issuance	27	20
Purchase of Company share call options (Note 20)	—	(366)
Issuance of Company share warrants (Note 20)	—	248
Change in restricted cash and other	19	7

Net cash provided from financing activities	212	734

Effect of exchange rate changes on cash	(24)	11

Net change in cash and cash equivalents	(377)	(113)
Cash and cash equivalents at beginning of period	1,231	1,166

Cash and cash equivalents at end of period	$854	$1,053

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1    BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2007, filed February 21, 2008. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

References to “A$” refer to Australian currency, “C$” to Canadian currency, “IDR” to Indonesian currency, “NZ$” to New Zealand currency and “$” to United States currency.

Certain amounts for the three and nine months ended September 30, 2007 have been reclassified to conform to the 2008 presentation. The Company reclassified the World Gold Council dues from General and administrative to Other expense, net, reclassified Accretion from Costs applicable to sales to a separate Accretion line item, reclassified regional administrative and community development from Costs applicable to sales to Other expense, net and reclassified marketing costs from Costs applicable to sales to General and administrative. The Consolidated Statements of Income (Loss) and the Consolidated Statements of Cash Flows have also been reclassified for discontinued operations. These changes were reflected for all periods presented.

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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) in an inactive market. The intent of this FSP is to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive. FSP FAS 157-3 states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

an asset in an inactive market. FSP FAS 157-3 was effective upon issuance. The Company has incorporated the principles of FSP FAS 157-3 in determining the fair value of financial assets when the market for those assets is not active, specifically its marketable debt securities.

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

	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$119	$119	$—	$—
Marketable equity securities	1,289	1,289	—	—
Marketable debt securities	32	—	—	32
Trade receivable from provisional copper and gold concentrate sales, net	31	31	—	—

	$1,471	$1,439	$—	$32

Liabilities:
Derivative instruments, net	93	—	93	—
8 5/8% debentures	91	—	91	—

	$184	$—	$184	$—

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

The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company reviews fair value for auction rate securities and asset

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

backed commercial paper on at least a quarterly basis. The auction rate securities are valued based on quoted prices in markets that are not active. The Company determined the fair value based on indicative pricing from the underwriting bank, which takes into account nonperformance and liquidity risks. Such instruments are classified within Level 3 of the fair value hierarchy. The asset backed commercial paper also falls within Level 3 of the fair value hierarchy because it trades infrequently and has little price transparency. The Company allocated an estimated impairment percentage to the various underlying asset classes within the asset backed commercial paper using unobservable inputs. The impairment value was applied sequentially to the various tranches within the asset backed commercial paper, resulting in an estimated fair value for each investment class. This value was supported by an indicative value obtained from a third party, which was facilitated by the Pan-Canadian Investors Committee for Third-Party Structured Asset Backed Commercial Paper.

The Company’s trade receivable from provisional copper and gold concentrate sales is valued using quoted market prices based on the forward London Metal Exchange (“LME”) (copper) and the London Bullion Market Association P.M. fix (“London P.M. fix”) (gold) and as such is classified within Level 1 of the fair value hierarchy.

The Company’s derivative instruments are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets (asset backed commercial paper and auction rate securities) for the nine months ended September 30, 2008.

Balance at beginning of period	$31
Unrealized losses	(2)
Transfers in—auction rate securities	3

Balance at end of period	$32

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

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 has been applied prospectively for tax benefits on dividends declared in the Company’s fiscal year beginning January 1, 2008. The adoption of EITF 06-11 had an insignificant impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 is effective 60 days following the Security and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company does do not expect the adoption of FAS 162 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company estimates that approximately $350 of debt discount will be recorded and the effective interest rate on the Company’s 2014 and 2017 convertible senior notes (see Note 20 to the Consolidated Financial Statements) will increase by approximately 5 percentage points to 6.0% and 6.25%, respectively, for the non-cash amortization of the debt discount.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Accounting for the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP 142-3 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”) which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. For presentation and disclosure purposes, FAS 160 requires noncontrolling interests to be classified as a separate component of stockholders’ equity. FAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 5    OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reclamation estimate revisions (Note 22)	$13	$1	$74	$18
Community development	15	12	47	39
Regional administration	10	8	31	29
Western Australia power plant	2	2	15	9
Peruvian royalty	4	1	15	5
Pension settlement loss (Note 7)	1	3	12	16
Provision for bad debts	11	1	11	1
World Gold Council dues	3	2	8	8
Accretion non-operating (Note 22)	2	2	7	6
Other	12	10	34	39

	$73	$42	$254	$170

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 6    OTHER INCOME, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Canadian Oil Sands Trust income	$36	$11	$91	$30
Gain on sale of exploration property	32	—	32	—
Gain on sale of investments, net	19	—	29	—
Interest income	7	11	24	34
Income from development projects, net	3	—	12	—
Gain on other asset sales, net	6	8	9	13
Foreign currency exchange (losses) gains, net	(7)	14	(20)	17
Other	4	2	13	6

	$100	$46	$190	$100

NOTE 7    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Pension benefit costs, net
Service cost	$4	$5	$12	$15
Interest cost	7	6	22	18
Expected return on plan assets	(7)	(5)	(21)	(16)
Amortization of prior service cost	—	—	—	1
Amortization of loss	—	5	2	21

	$4	$11	$15	$39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Other benefit costs, net
Service cost	$—	$1	$1	$4
Interest cost	1	1	3	4
Amortization of gain	—	—	(1)	—

	$1	$2	$3	$8

For the three months ended September 30, 2008 and 2007, the Company recognized pension settlement losses of $1 and $3, respectively, related to senior management retirements. For the nine months ended September 30, 2008 and 2007, the Company recognized pension settlement losses of $12 and $16, respectively, related to senior management retirements. These costs were recorded in Other expense, net (see Note 5).

The value of the securities in the Company’s employee pension and other benefit plans has been adversely impacted by market volatility in the first nine months of 2008. The declines could have a substantial impact on the funded status of the plans and could increase the amount of future cash contributions.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8    STOCK BASED COMPENSATION

The Company recognized stock options and other stock based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	$5	$4	$13	$14
Restricted stock	1	—	4	3
Restricted stock units	—	—	—	1
Deferred stock awards	3	3	8	7

	$9	$7	$25	$25

For the three months ended September 30, 2008 and 2007, no stock options were granted. For the nine months ended September 30, 2008 and 2007, 1,116,963 and 1,066,500 stock options, respectively, were granted with a weighted-average exercise price of $44 and $42, respectively. The total intrinsic value of options exercised in the third quarter of 2008 and 2007 was $1 and $4, respectively. The total intrinsic value of options exercised in the first nine months of 2008 and 2007 was $13 and $10, respectively. At September 30, 2008, there was $20 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years.

For the three months ended September 30, 2008, 4,034 shares of restricted stock were granted at the weighted-average fair market value of $50. For the three months ended September 30, 2007, no shares of restricted stock were granted. For the nine months ended September 30, 2008 and 2007, 118,697 and 175,114 shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $49 and $45, respectively.

For the three months ended September 30, 2008 and 2007, no shares of restricted stock units were granted. For the nine months ended September 30, 2008 and 2007, 8,927 and 20,212 shares of restricted stock units, respectively, were granted, at the weighted-average fair market value of $49 and $45, respectively, per underlying share of the Company’s common stock.

For the three months ended September 30, 2008 and 2007, no deferred stock awards were granted. For the nine months ended September 30, 2008 and 2007, 394,095 and 365,776 deferred stock awards, respectively, were granted, at the weighted-average fair market value of $44 and $42, respectively, per underlying share of the Company’s common stock.

NOTE 9    INCOME TAXES

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and paid the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. At September 30, 2008, the Company’s total unrecognized tax benefit was $150 for uncertain tax positions taken or expected to be taken on tax returns. Of this, $91 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate. Also included in the balance at September 30, 2008 is $19 of tax positions that, due to the impact of deferred tax accounting, the disallowance of which would not affect the annual effective tax rate.

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

As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, (ii) a possible payment to the United States taxing authority in connection with the recent Tax Court decision concerning the calculation of the Company’s alternative minimum taxes and (iii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $45 to $60 in the next 12 months.

NOTE 10    MINORITY INTEREST IN INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Yanacocha	$49	$19	$188	$60
Batu Hijau	(17)	177	103	289
Other	(1)	2	—	3

	$31	$198	$291	$352

Newmont has a 45% ownership interest in the Batu Hijau mine, held through the Nusa Tenggara partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that operates the Batu Hijau mine. Newmont identified NTP as a Variable Interest Entity as a result of certain capital structures and contractual relationships. As a result, Newmont fully consolidates Batu Hijau in its consolidated financial statements. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company. Because PTPI had been advanced a loan by NTP and was not obligated to absorb the expected losses of PTNNT, PTPI’s interest was initially considered a carried

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

interest and Newmont reported a 52.875% economic interest in Batu Hijau, which reflected Newmont’s actual economic interest in the mine until such time as the loan was fully repaid (including accrued interest). On May 25, 2007, PTPI fully repaid the loan (including accrued interest) from NTP. As a result of the loan repayment, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45% and the Company recorded a net charge of $25 (after-tax) against Minority interest expense in the second quarter of 2007. During the second quarter of 2008, PTNNT advanced PTPI $20, which is included in Other current assets.

Newmont has a 51.35% ownership interest in Minera Yanacocha SR.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

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

NOTE 11    DISCONTINUED OPERATIONS

Discontinued operations include the Company’s royalty portfolio and Pajingo operation, both sold in December 2007, as well as the July 2007 sale of the Zarafshan-Newmont Joint Venture (“ZNJV”), expropriated by the Uzbekistan government in August 2006.

For the nine months ended September 30, 2008, the Company recognized a $5 gain related to additional royalty portfolio revenue in excess of the 2007 estimate and a $1 gain related to Pajingo asset sales. Additionally, the Company received $5 in cash and $5 in marketable securities related to the Pajingo asset sales. Activity in the first nine months of 2008 also includes a $19 tax benefit related to the US tax return provision revised tax expense on the sale of the royalty portfolio in 2007.

For the nine months ended September 30, 2007, the Company recorded a $1,665 non-cash charge to impair the goodwill associated with the Merchant Banking segment as a result of the decision to cease Merchant Banking activities.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table details selected financial information included in Income (loss) from discontinued operations in the Condensed Consolidated Statements of Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales—gold, net	$—	$30	$—	$88

Income from operations:
Royalty portfolio	$—	$22	$—	$85
Pajingo	—	4	—	10

	—	26	—	95
Loss on impairment of goodwill	—	—	—	(1,665)
Gain on sale of ZNJV	—	77	—	77
Additional gain from royalty portfolio	—	—	5	—
Gain on sale of Pajingo assets	—	—	1	—

Pre-tax income (loss)	—	103	6	(1,493)
Income tax benefit (expense)	19	(37)	17	(74)

Income (loss) from discontinued operations	$19	$66	$23	$(1,567)

The major classes of Assets and Liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	At September 30, 2008	At December 31, 2007
Assets:
Accounts receivable	$1	$20
Property, plant and mine development	—	3
Deferred income tax assets	—	1

Total assets of operations held for sale	$1	$24

Liabilities:
Income and mining taxes	$81	$378
Other liabilities	7	16

Total liabilities of operations held for sale	$88	$394

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table details selected financial information included in Net cash (used in) provided from discontinued operations and Net cash (used in) provided from investing activities of discontinued operations:

	Nine Months Ended September 30,
	2008	2007
Net cash (used in) provided from discontinued operations:
Income (loss) from discontinued operations	$23	$(1,567)
Amortization	—	33
Deferred income taxes	—	42
Gain on sale of investments, net	—	(37)
Gain on asset sales, net	—	(77)
Loss on impairment of goodwill	—	1,665
Other operating adjustments and write-downs	—	10
(Decrease) increase in net operating liabilities	(134)	29

	$(111)	$98

Net cash (used in) provided from investing activities of discontinued operations:
Investments in marketable securities	$—	$(2)
Proceeds from sale of marketable securities	—	78
Proceeds from asset sales, net	5	77
Royalty portfolio sale expenses	(11)	—
Additions to property, plant and mine development	—	(5)
Other	—	6

	$(6)	$154

NOTE 12    DERIVATIVE INSTRUMENTS

For the three months ended September 30, 2008 and 2007, gains of $4 and $1, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as fair value hedges. For the nine months ended September 30, 2008 and 2007, gains of $6 and $1, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as cash flow hedges. The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a loss of approximately $14. The maximum period over which hedged forecasted transactions are expected to occur is 3 years.

Foreign Currency Contracts

Newmont has entered into a series of foreign currency contracts to hedge the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. Newmont entered into IDR/$ forward purchase contracts to hedge up to 80% of the Company’s IDR denominated operating expenditures which results in a blended IDR/$ rate realized each period. The hedges are forward purchase contracts with expiration dates ranging up to one year. For the three months ended September 30, 2008 and 2007, the IDR/$ forward purchase contracts reduced Batu Hijau Costs applicable to sales by $1. For the nine months ended September 30, 2008 and 2007, the

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

IDR/$ forward purchase contracts reduced Batu Hijau Costs applicable to sales by $2 and $4, respectively. As of September 30, 2008, the Company has hedged 79% of its remaining 2008 IDR operating expenditures, and 22% of its expected 2009 IDR operating expenditures.

During the third quarter of 2007, Newmont began a multi-year systematic, disciplined layered program to hedge up to 85% of the Company’s A$ denominated operating expenditures with forward contracts that have expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ rates. Each month, fixed forward contracts are obtained to hedge 1/36th of the forecasted monthly A$ operating cost exposure in the rolling three-year hedge period resulting in a blended $/A$ rate realized. For the three and nine months ended September 30, 2008, the A$ operating hedge program reduced Australia/New Zealand Costs applicable to sales by $nil and $5, respectively. For the three and nine months ended September 30, 2007, the A$ operating hedge program did not have an impact on Australia/New Zealand Costs applicable to sales. As of September 30, 2008, the Company has hedged 70% of its remaining 2008 A$ operating expenditures, and 42%, 28% and 9% of its expected 2009, 2010 and 2011 A$ operating expenditures, respectively.

During the first quarter of 2008, Newmont began a multi-year systematic, disciplined layered program to hedge up to 75% of the Company’s NZ$ denominated operating expenditures with forward contracts that have expiration dates ranging up to two years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/NZ$ rates. Each month, fixed forward contracts are obtained to hedge 1/24th of the forecasted monthly NZ$ operating cost exposure in the rolling two-year hedge period resulting in a blended $/NZ$ rate realized. For the three and nine months ended September 30, 2008, the NZ$ operating hedge program had no impact on Australia/New Zealand Costs applicable to sales. All of the currency contracts were designated as cash flow hedges, and as such, unrealized changes in market value have been recorded in Accumulated other comprehensive income. As of September 30, 2008, the Company has hedged 44% of its remaining 2008 NZ$ operating expenditures, and 34% and 13% of its expected 2009 and 2010 NZ$ operating expenditures, respectively.

During the fourth quarter of 2007, Newmont began a program to hedge up to 95% of the Company’s A$ denominated capital expenditures related to the construction of Boddington. The program consists of a series of fixed forward contracts and bought call option contracts with expiration dates ranging up to one year from the date of issue. The A$ denominated contracts have been designated as cash flow hedges of future Boddington capital expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which Boddington assets are placed into service and affect earnings. As of September 30, 2008, the Company has hedged 75% of its remaining forecasted A$ denominated capital expenditures in 2008 and 2009.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont had the following foreign currency derivative contracts outstanding at September 30, 2008:

	Expected Maturity Date					Fair Value
	2008	2009	2010	2011	Total/ Average	At September 30, 2008 (1)	At December 31, 2007 (2)
IDR Forward Purchase Contracts:
$ (millions)	$25	$23	$—	$—	$48	$—	$(1)
Average rate (IDR/$)	9,522	9,716	—	—	9,615

A$ Operating Forward Purchase Contracts:
$ (millions)	$100	$278	$217	$53	$648	$(55)	$—
Average rate ($/A$)	0.87	0.85	0.83	0.82	0.84

NZ$ Operating Forward Purchase Contracts:
$ (millions)	$7	$27	$6	$—	$40	$(4)	$—
Average rate ($/NZ$)	0.76	0.73	0.70	—	0.73

A$ Capital Forward Purchase Contracts:
$ (millions)	$95	$245	$—	$—	$340	$(35)	$(1)
Average rate ($/A$)	0.88	0.88	—	—	0.88

A$ Capital Call Option Contracts:
$ (millions)	$77	$—	$—	$—	$77	$—	$1
Average rate ($/A$)	0.88	—	—	—	0.88

(1)

At September 30, 2008, the fair value of the A$ operating forward purchase contracts includes $(28) in Other current liabilities and $(27) in Other long-term liabilities, the fair value of the NZ$ operating forward purchase contracts includes $(3) in Other current liabilities and $(1) in Other long-term liabilities, and the fair value of the capital hedge program related to Boddington includes $(35) in Other current liabilities for A$ forward purchase contracts.

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

Diesel Fixed Forward Contracts

During the first quarter of 2008, Newmont implemented a program to hedge up to 66% of its operating cost exposure related to diesel prices of fuel consumed at its Nevada operations. The program consists of a series of financially settled fixed forward contracts with expiration dates of up to one year from the date of issue. For the three and nine months ended September 30, 2008, the Nevada diesel hedge program had no impact on Nevada Costs applicable to sales. The contracts have been designated as cash flow hedges of future diesel purchases, and as such changes in the market

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

value have been recorded in Accumulated other comprehensive income. As of September 30, 2008, the Company has hedged 22% of its remaining 2008 Nevada diesel expenditures, and 14% of its expected 2009 Nevada diesel expenditures.

Newmont had the following diesel derivative contracts outstanding at September 30, 2008:

	Expected Maturity Date			Fair Value
	2008	2009	Total/ Average	At September 30, 2008	At December 31, 2007
Diesel Forward Purchase Contracts:
$ (millions)	$8	$16	$24	$(4)	$—
Average rate ($/gallon)	3.44	3.47	3.46

Interest Rate Swap Contracts

At September 30, 2008, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its $223 8 5/8% debentures expiring in 2011. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three months ended September 30, 2008 and 2007, the hedge contracts had no impact on Interest expense, net of capitalized interest. For the nine months ended September 30, 2008 and 2007, the hedge contracts decreased Interest expense, net of capitalized interest by $1 and $nil, respectively. The fair value of the interest rate swaps was $5 at September 30, 2008 and $4 at December 31, 2007.

Provisional Copper and Gold Sales

Under the long-established structure of sales agreements prevalent in the industry, substantially all of the Company’s copper and gold concentrate sales are provisionally priced at the time of shipment. The provisional prices are finalized in a contractually specified future period (generally one to five months from the shipment date) primarily based on quoted LME prices (copper) and the London P.M. fix (gold). Sales subject to final pricing are generally settled in a subsequent month or quarter. Because a significant portion of the Company’s copper and gold concentrate sales in any quarterly period usually remain subject to final pricing, the quarter-end forward price is a major determinant of recorded revenues and the average recorded copper price for the period.

LME copper prices averaged $3.48 per pound during the third quarter of 2008, compared with the Company’s recorded average provisional price of $3.39 per pound. The applicable forward copper price at the end of the quarter was $2.89 per pound. During the third quarter of 2008, declining copper prices resulted in a provisional pricing mark-to-market loss of $52. At September 30, 2008, the Company had copper sales of 56 million pounds priced at an average of $2.89 per pound, subject to final pricing over the next several months.

The average London P.M. fix was $870 per ounce during the third quarter of 2008, compared with the Company’s recorded average provisional price of $866 per ounce. The applicable forward gold price at the end of the quarter was $875 per ounce. During the third quarter of 2008, declining gold prices resulted in a provisional pricing mark-to-market loss of $2. At September 30, 2008, the Company had gold sales of 26,000 ounces priced at an average of $875 per ounce, subject to final pricing over the next couple months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock, including stock options, restricted stock units, deferred stock, convertible debt and warrants (“dilutive shares”) were exercised or converted into common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$177	$331	$820	$(30)
Income (loss) from discontinued operations	19	66	23	(1,567)

Net income (loss)	$196	$397	$843	$(1,597)

Denominator:
Basic	454	452	454	451
Effect of dilutive shares	1	1	2	—

Diluted	455	453	456	451

Income (loss) per common share
Basic:
Income (loss) from continuing operations	$0.39	$0.73	$1.81	$(0.07)
Income (loss) from discontinued operations	0.04	0.15	0.05	(3.47)

Net income (loss)	$0.43	$0.88	$1.86	$(3.54)

Diluted:
Income (loss) from continuing operations	$0.39	$0.73	$1.80	$(0.07)
Income (loss) from discontinued operations	0.04	0.15	0.05	(3.47)

Net income (loss)	$0.43	$0.88	$1.85	$(3.54)

Options to purchase 1.1 million and 2.1 million shares of common stock at average exercise prices of $54.91 and $51.42 were outstanding at September 30, 2008 and 2007, respectively, but were not included in the computation of diluted weighted average common shares because the strike price of the options exceeded the price of the common stock and their effect would have been anti-dilutive.

Other outstanding options to purchase 1.7 million shares of common stock were not included in the computation of diluted weighted average common shares for the nine months ended September 30, 2007 because the effect would have been anti-dilutive.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 14    COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$196	$397	$843	$(1,597)
Other comprehensive (loss) income, net of tax:
Unrealized loss on marketable equity securities (Note 16)	(481)	(75)	(77)	(44)
Foreign currency translation adjustments	(103)	20	(120)	85
Pension and other benefit liability adjustments	1	5	9	22
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	(106)	5	(55)	9
Net amount reclassified to income	(2)	(1)	(10)	(2)

Net unrecognized (loss) gain on derivatives	(108)	4	(65)	7

	(691)	(46)	(253)	70

Comprehensive (loss) income	$(495)	$351	$590	$(1,527)

NOTE 15    ACQUISITIONS

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the respective closing dates. The Company is continuing to evaluate the assets acquired and liabilities assumed, and there may be adjustments to the estimated purchase date fair values. The Company will finalize the purchase price allocation in the fourth quarter of 2008. The preliminary purchase price allocation based on the estimated fair values of assets acquired and liabilities assumed is as follows:

Assets:
Cash and cash equivalents	$38
Property, plant and mine development, net	1,865
Investments	40
Deferred income tax assets	94
Other assets	36

2,073

Liabilities:
Accrued liabilities	41
Deferred income tax liabilities	679

720

Net assets acquired	$1,353

The results of operations for Miramar have been included in the Company’s Condensed Consolidated Statement of Income (Loss). For the three and nine months ended September 30, 2008, the Hope Bay project incurred a pre-tax loss of $16 and $29, respectively, related to advanced projects, salaries and general and administrative costs. Advanced projects at Hope Bay consist of an extensive evaluation of various options for the long-term development of the Hope Bay district. See Note 24 for more information on the Hope Bay segment.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 16    INVESTMENTS

	At September 30, 2008				At December 31, 2007
		Unrealized				Unrealized
	Cost/Equity Basis	Gain	Loss	Fair/Equity Value	Cost/Equity Basis	Gain	Loss	Fair/Equity Value
Current:
Marketable Equity Securities	$18	$10	$(2)	$26	$19	$39	$—	$58
Other investments, at cost	—	—	—	—	3	—	—	3

	$18	$10	$(2)	$26	$22	$39	$—	$61

Long-term:
Marketable Debt Securities
Auction rate securities	$8	$—	$(5)	$3	$7	$—	$(2)	$5
Asset backed securities	29	—	—	29	31	—	—	31

	37	—	(5)	32	38	—	(2)	36

Marketable Equity Securities
Canadian Oil Sands Trust	292	846	—	1,138	316	907	—	1,223
Gabriel Resources Ltd.	86	13	—	99	94	—	—	94
Shore Gold Inc.	18	—	—	18	80	—	—	80
Other	11	—	(3)	8	37	15	(7)	45

	407	859	(3)	1,263	527	922	(7)	1,442

Other investments, at cost	1	—	—	1	—	—	—	—

Investment in Affiliates:
European Gold Refineries	—	—	—	—	29	—	—	29
AGR Matthey Joint Venture	11	—	—	11	17	—	—	17
Regis Resources NL	—	—	—	—	3	—	—	3

	11	—	—	11	49	—	—	49

	$456	$859	$(8)	$1,307	$614	$922	$(9)	$1,527

During the third quarter of 2008, the Company recognized impairments in its investments for other-than-temporary declines in value of $26 in Shore Gold Inc. and $8 in other marketable equity securities, resulting in total impairments in the first nine months of 2008 of $58 in Shore Gold Inc., $13 in Gabriel Resources Ltd. and $19 in other marketable equity securities.

During the third quarter and first nine months of 2008, the Company sold shares of marketable equity securities recognizing a gain of $19 and $29, respectively.

During the first nine months of 2008, the Company purchased marketable equity securities of Gabriel Resources for $11 and other marketable equity securities for $7.

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

NOTE 17    INVENTORIES

	At September 30, 2008	At December 31, 2007
In-process	$67	$64
Concentrate	34	69
Precious metals	28	27
Materials, supplies and other	379	303

	$508	$463

During the first nine months of 2007, Newmont recorded aggregate write-downs of $3 included in Costs applicable to sales to reduce the carrying value of inventories to net realizable value related to Australia/New Zealand.

NOTE 18    STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2008	At December 31, 2007
Current:
Stockpiles	$120	$204
Ore on leach pads	215	169

	$335	$373

Long-term:
Stockpiles	$781	$528
Ore on leach pads	241	260

	$1,022	$788

Stockpiles increased during 2008 primarily at Batu Hijau, Africa and Nevada of $137, $18 and $14, respectively.

During the third quarter of 2008, Newmont recorded aggregate write-downs of $17 included in Costs applicable to sales in Bolivia and Australia/New Zealand to reduce the carrying value of leach pads and stockpiles to net realizable value. During the first nine months of 2007, Newmont recorded aggregate write-downs of $14 included in Costs applicable to sales at Yanacocha and Australia/New Zealand to reduce the carrying value of leach pads and stockpiles to net realizable value.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19    OTHER ASSETS

	At September 30, 2008	At December 31, 2007
Other current assets:
Refinery metal inventory and receivable	$240	$—
Prepaid assets	127	48
Notes receivable	31	13
Other	78	26

	$476	$87

Other long-term assets:
Restricted cash	$94	$93
Debt issuance costs	35	40
Pension and benefit intangible asset	31	27
Prepaid royalties	20	20
Other receivables	18	21
Other	51	33

	$249	$234

NOTE 20    DEBT

	At September 30, 2008		At December 31, 2007
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$24	$188	$22	$212
8 5/8% debentures, net of discount (due 2011)	—	214	—	218
Corporate revolving credit facility (due 2012)	—	755	—	—
2014 convertible senior notes	—	575	—	575
2017 convertible senior notes	—	575	—	575
5 7/8% notes, net of discount (due 2035)	—	597	—	597
Newmont Australia 7 5/8% guaranteed notes, net of premium	—	—	119	—
PTNNT project financing facility	87	263	87	306
Yanacocha credit facility	14	65	14	76
Yanacocha bonds	—	100	—	100
Project financings, capital leases and other	17	23	13	24

	$142	$3,355	$255	$2,683

During the first nine months of 2008, Newmont borrowed net proceeds of $755 under its $2,000 senior revolving credit facility. Scheduled minimum debt repayments at September 30, 2008 are $51 for the remainder of 2008, $142 in 2009, $147 in 2010, $320 in 2011, $890 in 2012 and $1,947 thereafter.

During July 2007, the Company completed a private offering of $1,150 convertible senior notes due in 2014 and 2017, each in the amount of $575. The 2014 Notes, maturing on July 15, 2014, will

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

pay interest semi-annually at a rate of 1.25% per annum, and the 2017 Notes, maturing on July 15, 2017, will pay interest semi-annually at a rate of 1.625% per annum. The Notes are convertible, at the holder’s option, at a conversion price of $46.21 per share of common stock. Upon conversion, the principle amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. When the conversion premium becomes dilutive to the Company’s earnings per share (Newmont’s share price exceeds $46.21) the shares will be included in the computation of diluted income per common share. The Company is not entitled to redeem the notes prior to their stated maturity dates. The net proceeds from the offering, after expenses, were approximately $1,126.

In connection with the convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). These transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. When the warrant transactions become dilutive to the Company’s earnings per share (Newmont’s share price exceeds $60.27) the underlying shares will be included in the computation of diluted income per common share. The Company has analyzed the Call Spread Transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and other relevant documentation, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in paid-in capital and the proceeds of the warrants as an addition to paid-in capital, and the Company will not recognize subsequent changes in fair value of the agreements.

NOTE 21    OTHER LIABILITIES

	At September 30, 2008	At December 31, 2007
Other current liabilities:
Refinery metal payable	$240	$—
Accrued operating costs	155	147
Accrued capital expenditures	105	172
Reclamation and remediation (Note 22)	74	71
Derivative instruments (Note 12)	70	3
Interest	46	40
Taxes other than income and mining	41	23
Royalties	24	34
Peruvian royalty	15	5
Deferred income tax	5	131
Other	45	39

	$820	$665

Other long-term liabilities:
Income taxes	$127	$113
Derivative instruments (Note 12)	28	3
Other	27	34

	$182	$150

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22	RECLAMATION AND REMEDIATION LIABILITIES (ASSET RETIREMENT OBLIGATIONS)

At September 30, 2008 and December 31, 2007, $545 and $569, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2008 and December 31, 2007, $153 and $125, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of the liability for asset retirement obligations:

	Nine Months Ended September 30,
	2008	2007
Balance at beginning of period	$694	$598
Additions, changes in estimates and other	55	37
Liabilities settled	(83)	(36)
Accretion expense	32	29

Balance at end of period	$698	$628

The current portions of Reclamation and remediation liabilities of $74 and $71 at September 30, 2008 and December 31, 2007, respectively, are included in Other current liabilities.

The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Accretion—operating	$9	$8	$25	$23
Accretion—non-operating (Note 5)	2	2	7	6
Reclamation estimate revisions—non-operating (Note 5)	13	1	74	18

	$24	$11	$106	$47

Reclamation estimate revisions for the first nine months of 2008 primarily relate to an increase in the reclamation liability at the former Mt. Leyshon and Midnite mine sites. The Mt. Leyshon reclamation revision was for site characterization, stabilization and long-term surface water management due to overflow discharge from heavy rain. The Midnite mine reclamation increased in light of the recent decisions made in the U.S. District Court for the Eastern District of Washington. Reclamation estimate revisions for the first nine months of 2007 relate primarily to the former Resurrection and Empire mines.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2008	2007
Decrease (increase) in operating assets:
Trade and accounts receivable	$23	$(152)
Inventories, stockpiles and ore on leach pads	(246)	(37)
Other assets	(159)	(4)
Decrease in operating liabilities:
Accounts payable and other accrued liabilities	(38)	(556)
Reclamation liabilities	(83)	(36)

	$(503)	$(785)

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 24    SEGMENT INFORMATION

Financial information relating to Newmont’s segments is as follows:

Three Months Ended September 30, 2008

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$471	$378	$273	$24	$117	$39
Copper	$—	$—	$—	$90	$—	$—
Cost applicable to sales:
Gold	$271	$159	$178	$20	$55	$39
Copper	$—	$—	$—	$88	$—	$—
Amortization:
Gold	$65	$43	$33	$4	$16	$5
Copper	$—	$—	$—	$16	$—	$—
Other	$—	$—	$—	$—	$—	$—
Accretion	$1	$3	$2	$2	$1	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$3	$1	$2	$2	$3	$—
Write-down of investments	$—	$—	$2	$—	$—	$—
Other expense	$14	$10	$10	$21	$6	$3
Other income, net	$3	$2	$17	$1	$4	$—
Interest expense, net of capitalized interest	$—	$3	$—	$5	$—	$—
Pre-tax income (loss) before minority interest and equity loss of affiliates	$118	$162	$62	$(44)	$41	$(10)
Equity loss of affiliates	$—	$—	$(1)	$—	$—	$—
Capital expenditures	$87	$48	$253	$11	$17	$6

	Total Operations	Hope Bay	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$1,302	$—	$—	$—	$1,302
Copper	$90	$—	$—	$—	$90
Cost applicable to sales:
Gold	$722	$—	$—	$—	$722
Copper	$88	$—	$—	$—	$88
Amortization:
Gold	$166	$—	$—	$—	$166
Copper	$16	$—	$—	$—	$16
Other	$—	$—	$—	$7	$7
Accretion	$9	$—	$—	$—	$9
Exploration	$—	$—	$57	$—	$57
Advanced projects, research and development	$11	$16	$—	$18	$45
Write-down of investments	$2	$—	$—	$32	$34
Other expense	$64	$—	$—	$9	$73
Other income, net	$27	$1	$30	$42	$100
Interest expense, net of capitalized interest	$8	$—	$—	$18	$26
Pre-tax income (loss) before minority interest and equity loss of affiliates	$329	$(16)	$(28)	$(73)	$212
Equity loss of affiliates	$(1)	$—	$—	$—	$(1)
Capital expenditures	$422	$33	$—	$3	$458

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Three Months Ended September 30, 2007

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$392	$245	$189	$140	$76	$27
Copper	$—	$—	$—	$547	$—	$—
Cost applicable to sales:
Gold	$245	$118	$132	$28	$49	$15
Copper	$—	$—	$—	$105	$—	$—
Midas redevelopment	$10	$—	$—	$—	$—	$—
Amortization:
Gold	$48	$42	$27	$5	$11	$4
Copper	$—	$—	$—	$24	$—	$—
Other	$—	$—	$—	$—	$—	$—
Accretion	$1	$3	$2	$2	$—	$—
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$1	$2	$2	$1	$4	$—
Other expense, net	$13	$14	$6	$6	$3	$(3)
Other income, net	$4	$3	$8	$1	$1	$8
Interest expense, net of capitalized interest	$—	$1	$(2)	$9	$—	$1
Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	$87	$68	$28	$507	$11	$18
Equity income (loss) of affiliates	$—	$—	$(3)	$—	$—	$—
Capital expenditures	$176	$67	$144	$19	$38	$4

	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$1,069	$—	$—	$1,069
Copper	$547	$—	$—	$547
Cost applicable to sales:
Gold	$587	$—	$—	$587
Copper	$105	$—	$—	$105
Midas redevelopment	$10	$—	$—	$10
Amortization:
Gold	$137	$—	$—	$137
Copper	$24	$—	$—	$24
Other	$—	$—	$6	$6
Accretion	$8	$—	$—	$8
Exploration	$—	$47	$—	$47
Advanced projects, research and development	$10	$—	$6	$16
Other expense, net	$39	$—	$3	$42
Other income, net	$25	$—	$21	$46
Interest expense, net of capitalized interest	$9	$—	$19	$28
Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	$719	$(48)	$(56)	$615
Equity income (loss) of affiliates	$(3)	$—	$3	$—
Capital expenditures	$448	$—	$1	$449

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Nine Months Ended September 30, 2008

	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$1,457	$1,265	$815	$171	$321	$122
Copper	$—	$—	$—	$705	$—	$—
Cost applicable to sales:
Gold	$724	$488	$504	$76	$150	$76
Copper	$—	$—	$—	$342	$—	$—
Amortization:
Gold	$175	$131	$89	$15	$47	$14
Copper	$—	$—	$—	$67	$—	$—
Other	$—	$—	$2	$—	$—	$—
Accretion	$4	$8	$5	$6	$1	$1
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$6	$4	$6	$2	$8	$3
Write-down of investments	$—	$—	$2	$—	$—	$—
Other expense	$29	$51	$70	$37	$12	$4
Other income, net	$7	$9	$39	$3	$13	$—
Interest expense, net of capitalized interest	$—	$6	$—	$18	$—	$1
Pre-tax income (loss) before minority interest and equity loss of affiliates	$524	$587	$174	$315	$116	$23
Equity loss of affiliates	$—	$—	$(6)	$—	$—	$—
Capital expenditures	$259	$125	$721	$72	$85	$22

	Total Operations	Hope Bay	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$4,151	$—	$—	$1	$4,152
Copper	$705	$—	$—	$—	$705
Cost applicable to sales:
Gold	$2,018	$—	$—	$—	$2,018
Copper	$342	$—	$—	$—	$342
Amortization:
Gold	$471	$—	$—	$—	$471
Copper	$67	$—	$—	$—	$67
Other	$2	$—	$—	$15	$17
Accretion	$25	$—	$—	$—	$25
Exploration	$—	$—	$155	$—	$155
Advanced projects, research and development	$29	$29	$1	$55	$114
Write-down of investments	$2	$—	$—	$88	$90
Other expense	$203	$—	$—	$51	$254
Other income, net	$71	$1	$31	$87	$190
Interest expense, net of capitalized interest	$25	$—	$—	$48	$73
Pre-tax income (loss) before minority interest and equity loss of affiliates	$1,739	$(29)	$(126)	$(266)	$1,318
Equity loss of affiliates	$(6)	$—	$—	$—	$(6)
Capital expenditures	$1,284	$63	$—	$8	$1,355

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Nine Months Ended September 30, 2007
	Nevada	Yanacocha	Australia/ New Zealand	Batu Hijau	Africa	Other Operations
Sales, net:
Gold	$1,102	$750	$574	$255	$239	$95
Copper	$—	$—	$—	$1,100	$—	$—
Cost applicable to sales:
Gold	$770	$368	$411	$74	$135	$45
Copper	$—	$—	$—	$356	$—	$—
Loss on settlement of price-capped forward sales contracts	$—	$—	$—	$—	$—	$—
Midas redevelopment	$10	$—	$—	$—	$—	$—
Amortization:
Gold	$169	$124	$80	$16	$34	$12
Copper	$—	$—	$—	$78	$—	$—
Other	$—	$—	$2	$—	$—	$—
Accretion	$4	$7	$6	$5	$—	$1
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$3	$6	$4	$1	$13	$—
Other expense, net	$31	$42	$28	$17	$8	$(12)
Other income, net	$7	$14	$16	$6	$2	$9
Interest expense, net of capitalized interest	$—	$3	$—	$29	$1	$1
Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	$131	$214	$59	$784	$51	$55
Equity income (loss) of affiliates	$—	$—	$(5)	$—	$—	$—
Capital expenditures	$453	$181	$368	$43	$94	$12

	Total Operations	Exploration	Corporate and Other	Consolidated
Sales, net:
Gold	$3,015	$—	$1	$3,016
Copper	$1,100	$—	$—	$1,100
Cost applicable to sales:
Gold	$1,803	$—	$—	$1,803
Copper	$356	$—	$—	$356
Loss on settlement of price-capped forward sales contracts	$—	$—	$531	$531
Midas redevelopment	$10	$—	$—	$10
Amortization:
Gold	$435	$—	$—	$435
Copper	$78	$—	$—	$78
Other	$2	$—	$17	$19
Accretion	$23	$—	$—	$23
Exploration	$—	$132	$—	$132
Advanced projects, research and development	$27	$—	$18	$45
Other expense, net	$114	$—	$56	$170
Other income, net	$54	$1	$45	$100
Interest expense, net of capitalized interest	$34	$—	$43	$77
Pre-tax income (loss) before minority interest and equity income (loss) of affiliates	$1,294	$(133)	$(728)	$433
Equity income (loss) of affiliates	$(5)	$—	$5	$—
Capital expenditures	$1,151	$—	$8	$1,159

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2008	At December 31, 2007
Goodwill:
Australia/New Zealand	$188	$186

Total assets:
Nevada	$3,249	$3,104
Yanacocha	2,047	1,908
Australia/New Zealand	2,480	1,876
Batu Hijau	2,322	2,471
Africa	1,186	1,082
Other operations	174	157
Hope Bay	1,848	1,566
Exploration	43	24
Corporate and other	3,348	3,386

Total assets from continuing operations	16,697	15,574
Assets held for sale	1	24

	$16,698	$15,598

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 25    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	Three Months Ended September 30, 2008
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$911	$391	$—	$1,302
Sales—copper, net	—	90	—	—	90

	—	1,001	391	—	1,392

Costs and expenses
Costs applicable to sales—gold (1)	—	490	237	(5)	722
Costs applicable to sales—copper (1)	—	88	—	—	88
Amortization	—	138	51	—	189
Accretion	—	7	2	—	9
Exploration	—	34	23	—	57
Advanced projects, research and development	—	15	31	(1)	45
General and administrative	—	29	2	6	37
Write-down of investments	—	—	34	—	34
Other expense, net	1	56	16	—	73

	1	857	396	—	1,254

Other income (expense)
Other income, net	(24)	39	85	—	100
Interest income—intercompany	77	2	—	(79)	—
Interest expense—intercompany	(2)	—	(77)	79	—
Interest expense, net of capitalized interest	(7)	(19)	—	—	(26)

	44	22	8	—	74

Income from continuing operations before taxes, minority interest and equity loss of affiliates	43	166	3	—	212
Income tax benefit (expense)	12	(25)	10	—	(3)
Minority interest in income of subsidiaries	—	(33)	(5)	7	(31)
Equity income (loss) of affiliates	122	3	17	(143)	(1)

Income (loss) from continuing operations	177	111	25	(136)	177
Income (loss) from discontinued operations	19	3	—	(3)	19

Net income (loss)	$196	$114	$25	$(139)	$196

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2007
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$804	$265	$—	$1,069
Sales—copper, net	—	547	—	—	547

	—	1,351	265	—	1,616

Costs and expenses
Costs applicable to sales—gold (1)	—	406	187	(6)	587
Costs applicable to sales—copper (1)	—	105	—	—	105
Midas redevelopment	—	10	—	—	10
Amortization	—	130	38	(1)	167
Accretion	—	6	2	—	8
Exploration	—	27	20	—	47
Advanced projects, research and development	—	7	9	—	16
General and administrative	—	28	2	7	37
Other expense, net	—	37	5	—	42

	—	756	263	—	1,019

Other income (expense)
Other income (expense), net	12	37	(3)	—	46
Interest income—intercompany	85	(15)	—	(70)	—
Interest expense—intercompany	(3)	—	(67)	70	—
Interest expense, net of capitalized interest	(15)	(12)	(1)	—	(28)

	79	10	(71)	—	18

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	79	605	(69)	—	615
Income tax expense	(41)	(43)	(2)	—	(86)
Minority interest in income of subsidiaries	—	(229)	1	30	(198)
Equity income (loss) of affiliates	293	4	66	(363)	—

Income (loss) from continuing operations	331	337	(4)	(333)	331
Income (loss) from discontinued operations	66	16	49	(65)	66

Net income (loss)	$397	$353	$45	$(398)	$397

(1)	Exclusive of Midas redevelopment, Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2008
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$3,015	$1,137	$—	$4,152
Sales—copper, net	—	705	—	—	705

	—	3,720	1,137	—	4,857

Costs and expenses
Costs applicable to sales—gold (1)	—	1,366	667	(15)	2,018
Costs applicable to sales—copper (1)	—	342	—	—	342
Amortization	—	416	140	(1)	555
Accretion	—	19	6	—	25
Exploration	—	94	61	—	155
Advanced projects, research and development	—	39	76	(1)	114
General and administrative	—	82	4	17	103
Write-down of investments	—	—	90	—	90
Other expense, net	1	171	82	—	254

	1	2,529	1,126	—	3,656

Other income (expense)
Other income, net	(33)	92	131	—	190
Interest income—intercompany	222	22	—	(244)	—
Interest expense—intercompany	(6)	—	(238)	244	—
Interest expense, net of capitalized interest	(27)	(41)	(5)	—	(73)

	156	73	(112)	—	117

Income (loss) from continuing operations before taxes, minority interest and equity loss of affiliates	155	1,264	(101)	—	1,318
Income tax (expense) benefit	(57)	(188)	44	—	(201)
Minority interest in income of subsidiaries	—	(304)	3	10	(291)
Equity income (loss) of affiliates	722	4	89	(821)	(6)

Income (loss) from continuing operations	820	776	35	(811)	820
Income (loss) from discontinued operations	23	4	3	(7)	23

Net income (loss)	$843	$780	$38	$(818)	$843

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2007
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Revenues
Sales—gold, net	$—	$2,194	$822	$—	$3,016
Sales—copper, net	—	1,100	—	—	1,100

	—	3,294	822	—	4,116

Costs and expenses
Costs applicable to sales—gold (1)	—	1,256	560	(13)	1,803
Costs applicable to sales—copper (1)	—	356	—	—	356
Loss on settlement of price-capped forward sales contracts	—	531	—	—	531
Midas redevelopment	—	10	—	—	10
Amortization	—	417	116	(1)	532
Accretion	—	16	7	—	23
Exploration	—	85	47	—	132
Advanced projects, research and development	—	23	22	—	45
General and administrative	—	88	2	14	104
Other expense, net	—	145	25	—	170

	—	2,927	779	—	3,706

Other income (expense)
Other income (expense), net	29	85	(14)	—	100
Interest income—intercompany	151	36	—	(187)	—
Interest expense—intercompany	(6)	—	(181)	187	—
Interest expense, net of capitalized interest	(33)	(36)	(8)	—	(77)

	141	85	(203)	—	23

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	141	452	(160)	—	433
Income tax (expense) benefit	(62)	(93)	44	—	(111)
Minority interest in income of subsidiaries	—	(383)	(7)	38	(352)
Equity (loss) income of affiliates	(109)	4	36	69	—

(Loss) income from continuing operations	(30)	(20)	(87)	107	(30)
(Loss) income from discontinued operations	(1,567)	33	(1,592)	1,559	(1,567)

Net (loss) income	$(1,597)	$13	$(1,679)	$1,666	$(1,597)

(1)	Exclusive of Loss on settlement of price-capped forward sales contracts, Midas redevelopment, Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2008
Condensed Consolidating Balance Sheets	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$613	$241	$—	$854
Marketable securities and other short-term investments	—	3	23	—	26
Trade receivables	—	155	7	—	162
Accounts receivable	1,751	662	368	(2,621)	160
Inventories	—	394	114	—	508
Stockpiles and ore on leach pads	—	279	56	—	335
Deferred income tax assets	—	83	21	—	104
Other current assets	1	180	295	—	476

Current assets	1,752	2,369	1,125	(2,621)	2,625
Property, plant and mine development, net	—	5,205	4,986	(19)	10,172
Investments	—	4	1,303	—	1,307
Investments in subsidiaries	6,381	26	844	(7,251)	—
Long-term stockpiles and ore on leach pads	—	947	75	—	1,022
Deferred income tax assets	29	878	227	—	1,134
Other long-term assets	2,739	353	144	(2,987)	249
Goodwill	—	—	188	—	188
Assets of operations held for sale	—	—	1	—	1

Total assets	$10,901	$9,782	$8,893	$(12,878)	$16,698

Liabilities
Current portion of long-term debt	$—	$142	$—	$—	$142
Accounts payable	281	477	2,191	(2,618)	331
Employee related benefits	—	144	31	—	175
Income and mining taxes	21	65	(4)	—	82
Other current liabilities	20	309	493	(2)	820

Current liabilities	322	1,137	2,711	(2,620)	1,550
Long-term debt	2,502	852	1	—	3,355
Reclamation and remediation liabilities	1	433	190	—	624
Deferred income tax liabilities	(8)	355	809	—	1,156
Employee-related benefits	3	156	33	—	192
Other long-term liabilities	275	123	2,790	(3,006)	182
Liabilities of operations held for sale	—	—	88	—	88

Total liabilities	3,095	3,056	6,622	(5,626)	7,147

Minority interest in subsidiaries	—	1,528	227	(279)	1,476

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	704	—	—	—	704
Additional paid-in capital	6,355	2,647	3,941	(6,319)	6,624
Accumulated other comprehensive income (loss)	704	(24)	287	(263)	704
Retained earnings (deficit)	43	2,575	(2,245)	(330)	43

Total stockholders’ equity	7,806	5,198	2,044	(6,973)	8,075

Total liabilities and stockholders’ equity	$10,901	$9,782	$8,893	$(12,878)	$16,698

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2008
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income	$843	$780	$38	$(818)	$843
Adjustments to reconcile net income to net cash provided from operations	43	542	(569)	818	834
Net change in operating assets and liabilities	24	(437)	(90)	—	(503)

Net cash provided from (used in) continuing operations	910	885	(621)	—	1,174
Net cash (used in) provided from discontinued operations	—	(131)	20	—	(111)

Net cash provided from (used in) operations	910	754	(601)	—	1,063

Investing activities:
Additions to property, plant and mine development	—	(485)	(870)	—	(1,355)
Investments in marketable debt and equity securities	—	—	(18)	—	(18)
Proceeds from sale of marketable debt and equity securities	—	—	50	—	50
Acquisitions, net	—	(7)	(318)	—	(325)
Other	—	26	—	—	26

Net cash used in investing activities of continued operations	—	(466)	(1,156)	—	(1,622)
Net cash (used in) provided from investing activities of discontinued operations	—	(10)	4	—	(6)

Net cash used in investing activities	—	(476)	(1,152)	—	(1,628)

Financing activities:
Net borrowings (repayments)	755	(87)	(119)	—	549
Net intercompany borrowings (repayments)	(1,566)	(125)	1,691	—	—
Dividends paid to common stockholders	(136)	—	—	—	(136)
Dividends paid to minority interests	—	(244)	(3)	—	(247)
Proceeds from stock issuance	27	—	—	—	27
Change in restricted cash and other	10	3	6	—	19

Net cash (used in) provided from financing activities	(910)	(453)	1,575	—	212

Effect of exchange rate changes on cash	—	(2)	(22)	—	(24)

Net change in cash and cash equivalents	—	(177)	(200)	—	(377)
Cash and cash equivalents at beginning of period	—	790	441	—	1,231

Cash and cash equivalents at end of period	$—	$613	$241	$—	$854

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2007
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net (loss) income	$(1,597)	$13	$(1,679)	$1,666	$(1,597)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	1,544	589	1,810	(1,666)	2,277
Net change in operating assets and liabilities	53	(545)	(293)	—	(785)

Net cash provided from (used in) continuing operations	—	57	(162)	—	(105)
Net cash provided from discontinued operations	—	2	96	—	98

Net cash provided from (used in) operations	—	59	(66)	—	(7)

Investing activities:
Additions to property, plant and mine development	—	(698)	(461)	—	(1,159)
Investments in marketable debt and equity securities	—	(206)	(34)	—	(240)
Proceeds from sale of marketable debt and equity securities	—	208	—	—	208
Batu settlement	—	161	—	—	161
Other	—	19	6	—	25

Net cash used in investing activities of continued operations	—	(516)	(489)	—	(1,005)
Net cash provided from investing activities of discontinued operations	1	84	69	—	154

Net cash provided from (used in) investing activities	1	(432)	(420)	—	(851)

Financing activities:
Net borrowings (repayments)	1,146	(64)	(5)	—	1,077
Net intercompany (repayments) borrowings	(913)	395	518	—	—
Dividends paid to common stockholders	(136)	—	—	—	(136)
Dividends paid to minority interests	—	(116)	—	—	(116)
Proceeds from stock issuance	20	—	—	—	20
Purchase of Company share call options	(366)	—	—	—	(366)
Purchase of Company share warrants	248	—	—	—	248
Change in restricted cash and other	—	3	4	—	7

Net cash (used in) provided from financing activities of continuing operations	(1)	218	517	—	734

Effect of exchange rate changes on cash	—	2	9	—	11

Net change in cash and cash equivalents	—	(153)	40	—	(113)
Cash and cash equivalents at beginning of period	—	1,040	126	—	1,166

Cash and cash equivalents at end of period	$—	$887	$166	$—	$1,053

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 26    COMMITMENTS AND CONTINGENCIES

General

The Company follows FAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies other than tax contingencies provided for in accordance with FIN 48 (see Note 9). Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Operating Segments

The Company’s operating segments are identified in Note 24. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 26 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Operations reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited matter relates to the Australia/New Zealand reportable segment. The PTNNT matters relate to the Batu Hijau reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2008 and December 31, 2007, $545 and $569, respectively, were accrued for reclamation costs relating to mineral properties in accordance with FAS No. 143, “Accounting for Asset Retirement Obligations.” The current portions of $55 and $57 at September 30, 2008 and December 31, 2007, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $153 and $125 were accrued for such obligations at September 30, 2008 and December 31, 2007. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

possible that the liability for these matters could be as much as 131% greater or 3% lower than the amount accrued at September 30, 2008. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

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

On January 28, 2005, the EPA filed a lawsuit against Dawn and Newmont under CERCLA in the U.S. District Court for the Eastern District of Washington. The EPA has asserted that Dawn and Newmont are liable for reclamation or remediation work and costs at the mine. Dawn does not have sufficient funds to pay for the reclamation plan it proposed or for any alternate plan, or for any additional remediation work or costs at the mine. On July 14, 2008, after a bench trial, the Court held Newmont liable under CERCLA as an “operator” of the Midnite Mine. The Court previously ruled on summary judgment that both the U.S. Government and Dawn were liable under CERCLA. On October 17, 2008 the Court issued its written decision in the bench trial. The Court found Dawn and Newmont jointly and severally liable under CERCLA for past and future response costs, and ruled that each of Dawn and Newmont are responsible to pay one-third of such costs. The Court also found the U.S. Government liable on Dawn’s and Newmont’s contribution claim, and ruled that the U.S. Government is responsible to pay one-third of all past and future response costs. The issue of whether the EPA’s preferred remedy is consistent with the National Contingency Plan has not yet come before the Court.

Newmont intends to continue to vigorously defend this matter and cannot reasonably predict the outcome of this lawsuit or the likelihood of any other action against Dawn or Newmont arising from this matter.

Dawn Mill Site. Dawn also owns a uranium mill site facility, located on private land near Ford, Washington, which is subject to state and federal regulation. In late 1999, Dawn sought and later received approval from the State of Washington for a revised closure plan that expedites the reclamation process at the site. The currently approved plan for the site is guaranteed by Newmont.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Idarado Mining Company (“Idarado”)—80.1% Newmont Owned

In July 1992, Newmont and Idarado signed a consent decree with the State of Colorado (“State”), which was approved by the U.S. District Court of Colorado, to settle a lawsuit brought by the State under CERCLA.

Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property is substantially complete. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and Newmont obtained a $6 reclamation bond to secure their potential obligations under the consent decree. In addition, Idarado settled natural resources damages and past and future response costs, and agreed to habitat enhancement work under the consent decree. Such habitat enhancement work is substantially complete.

Newmont Capital Limited (“Newmont Capital”)—100% Newmont Owned

In February 1999, the EPA placed the Lava Cap mine site in Nevada County, California on the National Priorities List under CERCLA. The EPA then initiated a RI/FS under CERCLA to determine environmental conditions and remediation options at the site.

Newmont Capital, formerly known as Franco-Nevada Mining Corporation, Inc., owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital and the EPA entered into a consent decree to settle all aspects of this matter except future potential Natural Resource Damage claims. The parties have entered into an agreement tolling the statute of limitations until December 31, 2008 to facilitate the finalization of the agreement. The consent decree will be subject to approval by the U.S. District Court for the Northern District of California.

Newmont USA Limited—100% Newmont Owned

Pinal Creek. Newmont is a defendant in a lawsuit brought on November 5, 1991 in U.S. District Court in Arizona by the Pinal Creek Group, alleging that Newmont and others are responsible for some portion of costs incurred to address groundwater contamination emanating from copper mining operations located in the area of Globe and Miami, Arizona. Two former subsidiaries of Newmont, Pinto Valley Copper Corporation and Magma Copper Company (now known as BHP Copper Inc.) owned some of the mines in the area between 1983 and 1987. The court has dismissed plaintiffs’ claims seeking to hold Newmont liable for the acts or omissions of its former subsidiaries. Newmont believes it has strong defenses to plaintiffs’ remaining claims, including, without limitation that Newmont’s agents did not participate in any pollution causing activities; that Newmont’s liabilities, if any, were contractually transferred to one of the plaintiffs; that portions of plaintiffs’ claimed damages are not recoverable; and that Newmont’s equitable share of liability, if any, would be immaterial. While Newmont has denied liability and is vigorously defending these claims, it cannot reasonably predict the final outcome of this lawsuit.

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

PT Newmont Minahasa Raya (“PTNMR”)—80% Newmont Owned

In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the trial proceeded and all evidence, including that of the defense, was presented in court by September 2006. In November 2006 the prosecution filed its charge, seeking a three-year jail sentence for PTNMR’s President Director plus a nominal fine. In addition, the prosecution recommended a nominal fine against PTNMR. The defense filed responses in January 2007, and final briefing was completed in March 2007. On April 24, 2007, the court entered its verdict acquitting PTNMR and its President Director of all charges. In May 2007, the prosecution appealed the decision of the court to the Indonesian Supreme Court, despite Indonesian laws that prohibit the appeal of a verdict of acquittal. In October 2008, a panel of Supreme Court justices was assigned to consider the appeal.

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

In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site and the defendants collectively implemented those orders by constructing a water treatment plant, which was placed in operation in early 1992. Remaining remedial work for this area consists of water treatment plant operation and continuing environmental monitoring and maintenance activities. The parties also entered into a consent decree with respect to the remaining areas at the site, which apportioned liabilities and responsibilities for these areas. The EPA approved remedial actions for selected components of Resurrection’s portion of the site, which actions were initiated in 1995, but the EPA has not selected the final remedy for the site.

On August 9, 2005, ASARCO LLC, another potentially responsible party at the site, filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). In June 2007, Resurrection, the EPA, the State and ASARCO reached a settlement relating to all outstanding issues at the site. In July 2007, the settlement was approved by the Bankruptcy Court and in August 2008 it was approved by the U.S. District Court for the District of Colorado. The settlement agreement as approved sets out the required remedial actions of the parties and, subject to completion of those remedial actions, resolves all outstanding matters related to the site.

Other Legal Matters

Minera Yanacocha S.R.L. (“Yanacocha”)—51.35% Newmont Owned

Choropampa. In June 2000, a transport contractor of Yanacocha spilled approximately 151 kilograms of elemental mercury near the town of Choropampa, Peru, which is located 53 miles (85 kilometers) southwest of the Yanacocha mine. Elemental mercury is not used in Yanacocha’s operations but is a by-product of gold mining and was sold to a Lima firm for use in medical instruments and industrial applications. A comprehensive health and environmental remediation program was undertaken by Yanacocha in response to the incident. In August 2000, Yanacocha paid under protest a fine of 1,740,000 Peruvian soles (approximately $0.5) to the Peruvian government. Yanacocha has entered into settlement agreements with a number of individuals impacted by the incident. As compensation for the disruption and inconvenience caused by the incident, Yanacocha entered into agreements with and provided a variety of public works in the three communities impacted by this incident. Yanacocha cannot predict the likelihood of additional expenditures related to this matter.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants have been named in lawsuits filed by approximately 1,100 Peruvian citizens in Denver District Court for the State of Colorado. These actions seek compensatory damages based on claims associated with the elemental mercury spill incident. The parties in these cases agreed to submit these matters to binding arbitration. In October 2007, the parties to the arbitration entered a court-approved settlement agreement, resolving most of these cases.

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. In April 2008, the Peruvian Supreme Court upheld the validity of these settlement agreements, which should result in the dismissal of all claims brought by previously settled plaintiffs. Yanacocha has also entered into settlement agreements with approximately 350 additional plaintiffs. The claims asserted by approximately 200 plaintiffs remain.

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

Newmont Mining Corporation

On June 8, 2005, UFCW Local 880—Retail Food Employers Joint Pension Fund filed a putative class action in the federal district court in Colorado purportedly on behalf of purchasers of Newmont Mining Corporation (“Newmont”) publicly traded securities between July 28, 2004 and April 26, 2005. The action named Newmont, Wayne W. Murdy, Pierre Lassonde and Bruce D. Hansen as defendants. Substantially similar purported class actions were filed in the same court on June 15, 2005 by John S. Chapman and on June 20, 2005 by Zoe Myerson. In November 2005, the court consolidated these cases and, in March 2006, appointed a lead plaintiff. In April 2006, the lead plaintiff filed a consolidated amended complaint naming David Francisco, Russell Ball, Thomas Enos and Robert Gallagher as additional defendants. It alleged, among other things, that Newmont and the individual defendants violated certain antifraud provisions of the federal securities laws by failing to disclose alleged operating deficiencies and sought unspecified monetary damages and other relief. On October 20, 2006, the lead plaintiff, on behalf of a settlement class consisting of all purchasers of Newmont securities from November 1, 2003, through and including March 23, 2006 (except defendants and certain related persons), entered into a Stipulation of Settlement with defendants that (a) would release all claims asserted, or that could have been asserted, in the action; (b) would provide for a payment by Newmont of $15 to be distributed to class members pursuant to a plan of allocation developed by the lead plaintiff; and (c) would provide that all defendants deny any wrongdoing or liability with respect to the settled matters. On December 11, 2007, the Court approved the settlement and a final order and judgment was entered on October 1, 2008, after resolution of plaintiffs’ counsel’s application for attorneys’ fees.

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

PT Newmont Nusa Tenggara (“PTNNT”)—45% Newmont Owned

Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah (“PTPI”), an Indonesian national, has owned and continues to own a 20% interest in PTNNT, in 2006 a 3% interest was required to be offered for sale and in each of 2007 through 2010 an additional 7% interest must be offered (for an aggregate 31% interest). The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Indonesian Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the ownership interest of NTP in PTNNT could be reduced to 49%.

Initial arbitration matter

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore the Newmont/Sumitomo partnership was required to offer a 3% interest in PTNNT for sale in 2006 and an additional 7% interest in 2007. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesian government in 2006 and an offer for an additional 7% interest was made in 2007. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, the Newmont/Sumitomo partnership agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. The Indonesian government has subsequently stated that it will not approve the transfer of shares under this agreement. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (“DEMR”) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work, and threatening to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008, which date was extended to March 3, 2008. On March 3, 2008, the Indonesian government filed for international arbitration as provided under the Contract of Work, as did PTNNT. In the arbitration proceeding, PTNNT seeks a declaration that the Indonesian government is not entitled to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Indonesian government seeks declarations that PTNNT is in default of its divestiture obligations, that the government may terminate the Contract of Work, and that PTNNT must

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

cause shares subject to divestiture to be sold to certain local governments. The international arbitration panel has been appointed and briefing is under way, with a hearing expected in December 2008. Newmont believes there is no basis for terminating the Contract of Work, and PTNNT is vigorously defending the matter.

Second arbitration matter

In 1997, to enable development of the Batu Hijau mine, PTNNT secured an aggregate $1 billion in financing from the United States Export-Import Bank, the Japan Bank for International Cooperation (formerly the Japan Export-Import Bank), and Kreditanstalt fur Wiederaufbau (the German Export-Import Bank) (collectively, the “Senior Lenders”). The Senior Lenders required the shareholders of PTNNT to pledge their shares as security for repayment of the loans. As part of that process, on October 30, 1997, the Minister of Energy and Mineral Resources approved the share pledge arrangements. The share pledge requirement does not impede the ability of PTNNT shares to be divested.

Subsequent to an additional 7% interest in PTNNT being offered by NTP for sale on March 28, 2008 (as required under the Contract of Work), the Director General of Mineral, Coal and Geothermal Resources at DEMR claimed that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered for sale that are pledged to the Senior Lenders as security for the repayment of the senior debt. In the letter, the Director General claimed that NTP would be in default under the Contract of Work if the shares of PTNNT offered for sale in March 2008, together with the shares offered in 2006 and 2007, were not in the possession of “Indonesian government and/or government owned entities,” free of any such senior pledge, by July 13, 2008. Consequently, on July 10, 2008, PTNNT filed a notice to commence an additional international arbitration proceeding, as provided for under the Contract of Work, to resolve the claim that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered that are subject to pledge obligations to the Senior Lenders. This pledge of shares issue has since been incorporated into and will be resolved as part of the initial arbitration proceeding.

Other Commitments and Contingencies

Tax contingencies are provided for under FIN 48 (see Note 9).

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2008 and December 31, 2007, there were $791 and $662, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 27    SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the nine months ended September 30, 2008 was 11.9. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, minority interest and equity loss of affiliates, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

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

Selected Financial and Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$1,392	$1,616	$4,857	$4,116
Income (loss) from continuing operations	$177	$331	$820	$(30)
Net income (loss)	$196	$397	$843	$(1,597)

Per common share, basic
Income (loss) from continuing operations	$0.39	$0.73	$1.81	$(0.07)
Net income (loss)	$0.43	$0.88	$1.86	$(3.54)

Consolidated gold ounces sold (thousands) (1)	1,508	1,570	4,633	4,536

Consolidated copper pounds sold (millions)	44	163	201	351

Average price received, net (2)
Gold (per ounce)	$865	$681	$900	$665
Copper (per pound)	$2.01	$3.34	$3.50	$3.13

Costs applicable to sales (3)
Gold (per ounce)	$480	$374	$438	$398
Copper (per pound)	$1.98	$0.64	$1.70	$1.01

(1)	Includes minority interests’ share and incremental start-up ounces of 3 and 20 in the three and nine months ended September 30, 2008, respectively.
(2)	After treatment and refining charges.
(3)	Excludes Amortization, Accretion, the 2007 Loss on settlement of price-capped forward sales contracts and the 2007 Midas redevelopment.

Consolidated Financial Results

Income from continuing operations for the third quarter of 2008 was $177, or $0.39 per share, compared to $331, or $0.73 per share in 2007. Results for the third quarter of 2008 compared to 2007 were impacted by decreased gold and copper sales volumes, higher costs and lower realized copper prices, partially offset by higher realized gold prices. Income from continuing operations for the first nine months of 2008 was $820, or $1.81 per share, compared to a loss of $30, or $0.07 per share in 2007. Results for the first nine months of 2008 compared to 2007 were impacted by higher realized gold and copper prices, increased gold sales volume, a lower effective income tax rate and the absence of the 2007 loss on settlement of price-capped forward sales contracts, partially offset by lower copper sales volume and higher costs.

Sales—gold, net for the third quarter of 2008 increased $233 compared to the third quarter of 2007 as a result of a $184 per ounce increase in the average realized price after treatment and refining charges partially offset by a 65,000 decrease in consolidated gold ounces sold. Sales—gold, net for the first nine months of 2008 increased $1,136 compared to the first nine months of 2007 as a result of a 77,000 increase in consolidated gold ounces sold and a $235 per ounce increase in the average price realized after treatment and refining charges. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Consolidated gold sales:
Gross	$1,303	$1,074	$4,164	$3,030
Less: Treatment and refining charges	(1)	(5)	(12)	(14)

Net	$1,302	$1,069	$4,152	$3,016

Consolidated gold ounces sold (thousands):
Gross	1,508	1,570	4,633	4,536
Less: Incremental start-up sales	(3)	—	(20)	—

Net	1,505	1,570	4,613	4,536

Average realized price (per ounce):
Before treatment and refining charges	$866	$684	$903	$668
After treatment and refining charges	$865	$681	$900	$665

The change in consolidated gold sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008 vs. 2007	2008 vs. 2007
(Decrease) increase in consolidated ounces sold	$(44)	$53
Increase in average realized gold price	273	1,081
Decrease in treatment and refining charges	4	2

	$233	$1,136

Sales—copper, net for the third quarter of 2008 decreased $457 compared to the third quarter of 2007 due to lower sales volume and lower realized prices. Sales—copper, net for the first nine months of 2008 decreased $395 compared to the first nine months of 2007 due to lower sales volume, partially offset by higher realized prices. For a complete discussion regarding variations in gold and copper volumes, see Results of Consolidated Operations below. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Consolidated copper sales:
Gross before provisional pricing and hedging	$151	$568	$726	$1,150
Provisional pricing mark-to-market (loss) gain	(52)	38	38	85
Hedging loss	—	—	—	(1)

Gross after provisional pricing and hedging	99	606	764	1,234
Less: Treatment and refining charges	(9)	(59)	(59)	(134)

Net	$90	$547	$705	$1,100

Consolidated copper pounds sold (millions)	44	163	201	351

Average price realized (per pound):
Gross before provisional pricing and hedging	$3.39	$3.47	$3.61	$3.27
Provisional pricing mark-to-market (loss) gain	(1.18)	0.23	0.19	0.26
Hedging loss	—	—	—	(0.02)

Gross after provisional pricing and hedging	2.21	3.70	3.80	3.51
Less: Treatment and refining charges	(0.20)	(0.36)	(0.30)	(0.38)

Net	$2.01	$3.34	$3.50	$3.13

The change in consolidated copper sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008 vs. 2007	2008 vs. 2007
Decrease in consolidated pounds sold	$(441)	$(528)
(Decrease) increase in average realized copper price	(66)	58
Decrease in treatment and refining charges	50	75

	$(457)	$(395)

The following is a summary of net gold and copper sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gold
Nevada, USA	$471	$392	$1,457	$1,102
Yanacocha, Peru	378	245	1,265	750
Australia/New Zealand:
Tanami, Australia	75	64	249	224
Kalgoorlie, Australia	69	56	189	165
Jundee, Australia	94	54	282	144
Waihi, New Zealand	35	15	95	41

	273	189	815	574

Batu Hijau, Indonesia	24	140	171	255
Ahafo, Ghana	117	76	321	239
Other Operations:
Kori Kollo, Bolivia	21	13	58	44
La Herradura, Mexico	18	14	64	43
Golden Giant, Canada	—	—	—	8

	39	27	122	95

Corporate	—	—	1	1

	$1,302	$1,069	$4,152	$3,016

Copper
Batu Hijau, Indonesia	$90	$547	$705	$1,100

Following the end of the quarter, global economic conditions have dramatically weakened, creating increased uncertainty and volatility in the short-term prices for commodities including gold and copper. Gold and copper prices have declined from $930 per ounce and $3.98 per pound, respectively, on June 30, 2008 to $885 per ounce and $2.91 per pound, respectively, on September 30, 2008 and further to $713 per ounce and $1.69 per pound, respectively, on October 24, 2008.

Any decrease in the realized price of gold or copper adversely impacts our revenues, net income and cash flows, particularly in light of our policy of generally avoiding gold hedging. We have recorded asset write-downs in the past and we may experience additional impairments as a result of low gold or copper prices in the future.

In addition, sustained low gold or copper prices may exacerbate the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2007, including risks that we must:

•	Reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at the then-prevailing gold or copper price;

•	Reduce or eliminate the profit that we currently anticipate to receive from ore stockpiles;

•	Halt or delay the development of new projects;

•	Reduce funds available for exploration; and

•	Reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

Costs applicable to sales increased in the third quarter and first nine months of 2008 from 2007 as detailed in the table below. The increase in the third quarter and first nine months of 2008 is due to increased input commodity prices, unfavorable Australian dollar exchange rate changes and higher royalty expenses, partially offset by lower copper pounds sold. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization increased in the third quarter and first nine months of 2008 compared to 2007 as detailed in the table below. We expect Amortization expense in 2008 to be approximately $725 to $775.

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable to Sales				Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Gold
Nevada, USA	$271	$245	$724	$770	$65	$48	$175	$169
Yanacocha, Peru	159	118	488	368	43	42	131	124
Australia/New Zealand:
Tanami, Australia	55	40	162	137	10	8	27	27
Kalgoorlie, Australia	63	49	171	141	4	6	12	19
Jundee, Australia	44	33	126	103	9	7	26	19
Waihi, New Zealand	16	10	45	30	10	6	24	15

	178	132	504	411	33	27	89	80

Batu Hijau, Indonesia	20	28	76	74	4	5	15	16
Ahafo, Ghana	55	49	150	135	16	11	47	34
Other Operations:
Kori Kollo, Bolivia	29	8	49	23	3	3	8	8
La Herradura, Mexico	10	7	27	20	2	1	6	4
Golden Giant, Canada	—	—	—	2	—	—	—	—

	39	15	76	45	5	4	14	12

	722	587	2,018	1,803	166	137	471	435

Copper
Batu Hijau, Indonesia	88	105	342	356	16	24	67	78

Other
Australia/New Zealand	—	—	—	—	—	—	2	2
Corporate and Other	—	—	—	—	7	6	15	17

	—	—	—	—	7	6	17	19

	$810	$692	$2,360	$2,159	$189	$167	$555	$532

The Loss on settlement of price-capped forward sales contracts in the first nine months of 2007 resulted from the elimination of the entire 1.85 million ounce gold price-capped forward sales contracts.

Exploration expense increased $10 and $23 for the third quarter and first nine months of 2008, respectively, compared to 2007 primarily as a result of spending at Hope Bay and higher drilling costs. We expect 2008 Exploration expense to be approximately $220 to $230.

Advanced projects, research and development increased $29 for the third quarter and $69 for the first nine months of 2008 compared to 2007. The increase is due to an extensive evaluation of various options for the long-term development of the Hope Bay district and higher spending for technical studies and drilling at the Fort a la Corne diamond project and the Euronimba iron ore project. We expect 2008 Advanced projects, research and development expenses to be approximately $160 to $190.

General and administrative expenses remained constant for the third quarter and decreased $1 for the first nine months of 2008 compared to 2007. We expect 2008 General and administrative expenses to be approximately $140 to $150.

Write-down of investments for other-than-temporary declines in value of marketable equity securities of $34 and $90 were recognized in the third quarter and first nine months of 2008, respectively. Impairments in the third quarter of 2008 included $26 in Shore Gold Inc. Impairments in the first nine months of 2008 included $58 in Shore Gold Inc. and $13 in Gabriel Resources Ltd. There were no write-downs of investments in the first nine months of 2007.

Other expense, net for the third quarter and first nine months of 2008 and 2007 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reclamation estimate revisions	$13	$1	$74	$18
Community development	15	12	47	39
Regional administration	10	8	31	29
Western Australia power plant	2	2	15	9
Peruvian royalty	4	1	15	5
Pension settlement loss	1	3	12	16
Provision for bad debts	11	1	11	1
World Gold Council dues	3	2	8	8
Accretion non-operating	2	2	7	6
Other	12	10	34	39

	$73	$42	$254	$170

Reclamation estimate revisions for the first nine months of 2008 primarily relate to an increase in the reclamation liability at the former Mt. Leyshon and Midnite mine sites. The Mt. Leyshon reclamation revision was for site characterization, stabilization and long-term surface water management due to overflow discharge from heavy rain. The Midnite mine reclamation increased in light of the recent decisions made in the U.S. District Court for the Eastern District of Washington. Reclamation estimate revisions for the first nine months of 2007 relate primarily to the former Resurrection and Empire mines. During the first nine months of 2008, we incurred $7 of additional costs at the Western Australia power plant as a result of an explosion on Varanus Island that damaged a natural gas supplier’s plant. During the first nine months of 2008 and 2007, respectively, we incurred $12 and $16 settlement losses related to senior management retirements.

Other income, net for the third quarter and first nine months of 2008 and 2007 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Canadian Oil Sands Trust income	$36	$11	$91	$30
Gain on sale of exploration property	32	—	32	—
Gain on sale of investments, net	19	—	29	—
Interest income	7	11	24	34
Income from development projects, net	3	—	12	—
Gain on other asset sales, net	6	8	9	13
Foreign currency exchange (losses) gains, net	(7)	14	(20)	17
Other	4	2	13	6

	$100	$46	$190	$100

Gain on sale of investments, net in the third quarter and first nine months of 2008 was primarily attributable to the sale of marketable equity securities. Income from development projects, net in 2008 includes revenue net of incremental operating costs for the Awonsu pit at Ahafo.

Interest expense, net of capitalized interest decreased by $2 for the third quarter of 2008, compared to 2007 mainly due to repayment of the partner loan at Batu Hijau partially offset by decreased capitalized interest from the completion of the Yanacocha gold mill and increased interest from the corporate revolving credit facility. Interest expense, net of capitalized interest, decreased $4 for the first nine months of 2008 compared to 2007 mainly due to repayment of the partner loan at Batu Hijau and increased capitalized interest partially offset by interest on the convertible senior notes and corporate revolving credit facility. We expect 2008 Interest expense, net of capitalized interest to be approximately $90 to $110.

Income tax expense during the third quarter of 2008 was $3 compared to $86 during the third quarter of 2007, and $201 for the nine months of 2008 compared to $111 for the first nine months of 2007. The effective tax rate for the third quarter of 2008 was 1% compared to 14% for the third quarter of 2007. The decrease from the 2007 third quarter rate primarily relates to the reduction in income taxes resulting from revised estimates of reserves for income tax contingencies in jurisdictions where statute of limitations expired or where uncertain tax positions were considered effectively settled. The other primary reasons that our effective tax rates in the third quarter of 2008 and 2007 are lower than the United States statutory rate of 35% are: (i) U.S. percentage depletion, (ii) the effect of different income tax rates in countries where earnings are indefinitely reinvested, and (iii) the effect of our other foreign earnings, net of foreign taxes. The effective tax rate in the third quarter of 2007 is also different from the United States statutory rate of 35% due to a change in valuation allowance on deferred tax assets associated with foreign tax credits. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2007, filed February 21, 2008. We expect the 2008 full year tax rate to be approximately 19% to 23%, assuming an average gold price of $875 per ounce.

Minority interest in income of consolidated subsidiaries decreased $167 and $61 in the third quarter and the first nine months of 2008, respectively, as a result of lower earnings at Batu Hijau, partially offset by increased earnings at Yanacocha.

Income (loss) from discontinued operations was $19 for the third quarter of 2008 compared to $66 for the third quarter of 2007, and $23 for the first nine months of 2008 compared to ($1,567) for the first nine months of 2007. Activity in the three months ended September 30, 2008 primarily relates to the US tax return provision revised tax expense on the sale of the royalty portfolio in 2007. Activity in the nine months ended September 30, 2008 includes the royalty portfolio sale tax revision as well as additional royalty revenue and the sale of Pajingo assets. Activity in the three months ended September 30, 2007 includes a gain on the Zarafshan-Newmont Joint Venture (“ZNJV”) settlement related to the Uzbekistan government expropriation in 2006. Activity in the three and nine months ended September 30, 2007 includes the gain on the ZNJV settlement as well as a $1,665 non-cash charge to impair the goodwill associated with the royalty portfolio.

Results of Consolidated Operations

Three Months Ended September 30,

	Gold Ounces or Copper Pounds Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Nevada	544	583	$497	$421	$120	$82
Yanacocha (3) (51.3% owned)	438	360	362	329	98	117
Australia/New Zealand	312	275	570	477	106	96
Batu Hijau (3) (4)	28	200	718	140	137	27
Ahafo	141	113	402	438	116	96
Other (3)	45	39	890	369	110	103

Total/Weighted-Average	1,508	1,570	$480	$374	$110	$87

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Batu Hijau (3) (4)	44	163	$1.98	$0.64	$0.37	$0.14

Nine Months Ended September 30,

	Gold Ounces or Copper Pounds Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Nevada	1,624	1,674	$446	$460	$108	$101
Yanacocha (3) (51.3% owned)	1,410	1,127	346	327	93	110
Australia/New Zealand	899	858	560	479	99	93
Batu Hijau (3) (4)	185	374	412	198	82	44
Ahafo	380	361	416	374	129	94
Other (3)	135	142	565	320	101	88

Total/Weighted-Average	4,633	4,536	$438	$398	$102	$96

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Batu Hijau (3) (4)	201	351	$1.70	$1.01	$0.34	$0.22

(1)

Includes 3 and 20 incremental start-up ounces for the three and nine months ended September 30, 2008, respectively which are not included in Revenue, Costs applicable to sales and Amortization per ounce calculations.

(2)	Excludes Amortization, Accretion, the 2007 Loss on settlement of price-capped forward sales contracts and the 2007 Midas redevelopment.
(3)	Consolidated gold ounces or copper pounds sold includes minority interests’ share.
(4)	Economic interest decreased to 45% from 52.875% on May 25, 2007.

Consolidated gold ounces sold decreased 4% in the third quarter of 2008 from 2007, due to lower production at Nevada and Batu Hijau, partially offset by higher production at Yanacocha, Australia/New Zealand and Ahafo. Consolidated copper pounds sold decreased 73% in the third quarter of 2008 from 2007, due to lower throughput, grade and recovery at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 28% in the third quarter of 2008 from 2007, due to higher royalty, power and diesel costs and the strengthening of the Australian dollar, partially offset by higher by-product sales. Unfavorable exchange rate movements increased consolidated Costs applicable to sales by $6 per ounce, net of hedge gains, in the third quarter of 2008 compared to 2007. Costs applicable to sales per consolidated copper pound increased in the third quarter of 2008 from 2007, due to lower copper production at Batu Hijau and increased labor and diesel costs.

Consolidated gold ounces sold increased 2% in the first nine months of 2008 from 2007, due to higher production at Yanacocha and Australia/New Zealand, partially offset by lower production at Batu Hijau. Consolidated copper pounds sold decreased 43% in the first nine months of 2008 from 2007, due to lower throughput, grade and recovery at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 10% in the first nine months of 2008 from 2007, due to higher royalty, workers participation, labor and diesel costs and the strengthening of the Australian dollar, partially offset by higher by-product sales. Unfavorable exchange rate movements increased consolidated Costs applicable to sales by $9 per ounce, net of hedge gains, in the first nine months of 2008 compared to 2007. Costs applicable to sales per consolidated copper pound increased 68% in the first nine months of 2008 from 2007, due to lower copper production at Batu Hijau.

Our 2008 annual gold guidance remains unchanged with consolidated gold sales of between 5.9 and 6.3 million ounces of gold at Costs applicable to sales of between $425 and $450 per ounce. Our Costs applicable to sales forecast for 2008 now assumes an oil price of $75 per barrel and an Australian dollar exchange rate of 0.75 for the remainder of the year. Our Costs applicable to sales are expected to change by approximately $1 per ounce for every $10 change in the oil price and by $1 per ounce for every 0.10 change in the Australian dollar exchange rate during the remainder of the year. We are actively hedging a portion of our Nevada diesel and Australian dollar cost exposure.

We expect consolidated copper sales of approximately 280 to 330 million pounds of copper in 2008 at Costs applicable to sales of approximately $1.50 to $1.75, consistent with the revised guidance provided in our first quarter 2008 report, as a result of mine sequencing and extremely heavy rainfall during the first quarter of 2008 at Batu Hijau. See the Batu Hijau Operation discussion below for additional details.

Nevada Operations

	Gold Ounces Sold		Costs Applicable to Sales (2)		Amortization
	2008 (1)	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended September 30,	544	583	$497	$421	$120	$82
Nine months ended September 30,	1,624	1,674	$446	$460	$108	$101

(1)	Includes nil and 1 incremental start-up ounces for the three and nine months ended September 30, 2008.
(2)	Excludes Amortization, Accretion, the 2007 Loss on settlement of price-capped forward sales contracts and the 2007 Midas redevelopment.

Gold ounces sold in Nevada decreased 7% in the third quarter of 2008 from 2007 due to lower production at Twin Creeks, the completion of milling at Lone Tree which accounted for 41,000 ounces of sales in the third quarter of 2007 and lower ore grade milled, partially offset by higher production at Midas, Leeville and the Carlin leach pads.

Nevada’s gold ounces sold decreased 3% in the first nine months of 2008 compared to 2007 due to lower production at Twin Creeks, the completion of milling at Lone Tree which accounted for 92,000 ounces of sales in the first nine months of 2007 and lower ore grade milled, partially offset by higher production at Midas, Leeville and Phoenix.

Surface ore mined in the third quarter of 2008 decreased to 10.7 million tons, down from 11.0 million tons in the third quarter of 2007, due to the completion of mining in the Pete pit at Carlin and lower tons at Twin Creeks. Underground ore mined in the third quarter of 2008 increased 80% from the third quarter of 2007 due to higher tons at Leeville, Chukar and Midas (due to temporary suspension of mining in 2007), partially offset by completion of mining at Carlin East.

Surface ore mined in the first nine months of 2008 decreased to 28.3 million tons, down from 32.2 million tons in the first nine months of 2007, due to lower tons at Carlin, Phoenix and Twin Creeks. Underground ore in the first nine months of 2008 increased 29% from the first nine months of 2007, due to higher tons at Leeville and Chukar, partially offset by completion of mining at Carlin East and lower tons at Turquoise Ridge.

Third quarter ore milled decreased to 6.1 million tons in 2008, down from 6.5 million tons in the third quarter of 2007, due to the shutdown of the Lone Tree processing facilities at the end of 2007. Ore placed on the leach pads increased 31% from 4.3 to 5.7 million tons for the third quarter of 2008 compared to the same period in 2007 due to higher placement at the Carlin leach pads.

Ore milled in the first nine months of the year was 18.4 and 18.6 million tons in 2008 and 2007, respectively, as higher throughput at Phoenix was partially offset by the completion of Lone Tree milling in 2007. Ore placed on leach pads increased 55% from 10.2 to 15.8 million tons for the first nine months of 2008 compared to the same period in 2007 due to higher placement at the Carlin leach pads.

Costs applicable to sales per ounce increased to $497 in the third quarter of 2008 from $421 in the third quarter of 2007 due to lower production, higher fuel and underground contract mining costs and lower copper by-product credits, partially offset by lower power and milling costs. Costs applicable to sales per ounce decreased to $446 in the first nine months of 2008 from $460 in the first nine months of 2007 due to the completion of higher cost Carlin East mining and Lone Tree processing, Leeville production ramp up, Phoenix improvements and higher silver and copper by-product credits, partially offset by higher fuel, royalties and production taxes.

We now expect Costs applicable to sales of approximately $410 to $440 per ounce for 2008 compared to our original guidance of $400 to $430 per ounce. Ongoing labor cost pressures and lower fourth quarter copper and silver by-product prices are expected to be offset by reduced electricity charges as a result of generating power from our newly constructed coal-fired power plant. Additionally, a third party smelter has notified us of a force majeure which may impact the timing of our fourth quarter Phoenix copper by-product credits and further increase our Costs applicable to sales.

Yanacocha Operations

	Gold Ounces Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended September 30,	438	360	$362	$329	$98	$117
Nine months ended September 30,	1,410	1,127	$346	$327	$93	$110

(1)	Consolidated gold ounces sold includes minority interests’ share (51.35% Newmont owned).
(2)	Excludes Amortization, Accretion, and the 2007 Loss on settlement of price-capped forward sales contracts.

Consolidated gold ounces sold at Yanacocha increased 22% in the third quarter of 2008 from the third quarter of 2007 due to production from the gold mill, partially offset by lower leach production. Ore mined and placed on the leach pads decreased to 21.7 million tons in the third quarter of 2008 from 28.7 million tons in the third quarter of 2007 and leach ore grade decreased 10% from 0.021 to 0.019 ounces per ton over the same period. The amount of waste material mined increased to 33.7 million tons in the third quarter of 2008 from 29.0 million tons in the third quarter of 2007. Gold production increased by 20% due to the production of 125,100 ounces from the newly commissioned mill, partially offset by 50,500 fewer ounces produced from the leach pads.

Consolidated gold ounces sold at Yanacocha increased 25% in the first nine months of 2008 from the first nine months of 2007 due to higher production. Ore mined and placed on the leach pads increased to 75.8 million tons in the first nine months of 2008 from 65.9 million tons in the first nine months of 2007 while leach ore grades decreased 5% from 0.018 to 0.017 ounces per ton over the same period. The amount of waste material mined decreased to 82.1 million tons in the third quarter of 2008 from 90.8 million tons in the third quarter of 2007. Gold production increased by 27% due to the production of 202,500 ounces from the newly commissioned mill and increased leach ore placement.

Costs applicable to sales increased in the third quarter of 2008 to $362 per ounce from $329 per ounce in the third quarter of 2007 due to higher workers participation and royalty costs as a result of higher gold prices and higher fuel costs. Costs applicable to sales increased in the first nine months of 2008 to $346 per ounce from $327 per ounce in the first nine months of 2007 due to higher workers participation and royalty costs as a result of higher gold prices and higher fuel costs, partially offset by higher by-product credits and higher gold production.

We continue to expect gold sales of approximately 1.7 to 1.8 million ounces for 2008. We now expect Costs applicable to sales of approximately $350 to $370 per ounce for 2008 compared to our original guidance of $370 to $390 per ounce due to higher production.

Australia/New Zealand Operations

Three Months Ended September 30,

	Gold Ounces Sold		Costs Applicable to Sales (1)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Jundee	105	78	$414	$414	$92	$87
Tanami	86	93	638	426	113	88
Kalgoorlie (50% owned)	80	83	790	591	50	72
Waihi	41	21	397	485	239	253

Total/Weighted-Average	312	275	$570	$477	$106	$96

Nine Months Ended September 30,

	Gold Ounces Sold		Costs Applicable to Sales (1)		Depreciation, Depletion and Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Jundee	305	211	$411	$487	$86	$89
Tanami	276	336	588	409	98	81
Kalgoorlie (50% owned)	212	249	807	565	54	77
Waihi	106	62	428	481	231	237

Total/Weighted-Average	899	858	$560	$479	$99	$93

(1)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

Consolidated gold ounces sold in Australia/New Zealand increased 13% in the third quarter of 2008 from the third quarter of 2007 due to higher mill ore grade at Jundee and Waihi partially offset by lower ore grade at Tanami. Costs applicable to sales per ounce increased 19% in the third quarter of 2008 from the third quarter of 2007 due to higher fuel prices, higher power costs, higher contract services costs and the strengthening of the Australian dollar.

Consolidated gold ounces sold in Australia/New Zealand increased 5% in the first nine months of 2008 from the first nine months of 2007, due to higher ore grade at Jundee and a full nine months of production at Waihi, partially offset by lower mill ore grade at Tanami, lower mill ore grade and throughput at Kalgoorlie and the sale of finished goods inventory held at December 2006 during the first nine months of 2007. Costs applicable to sales per ounce for the first nine months increased 17% in 2008 from 2007 due to the strengthening of the Australian dollar and increased input costs, particularly diesel, electricity and labor. During the first nine months of 2008, we hedged a portion of the Australian dollar denominated operating expenditures which reduced Costs applicable to sales by $5, or $5 per ounce for Australia/New Zealand.

Jundee, Australia. Gold ounces sold increased 35% in the third quarter of 2008 compared to 2007 due to a change in the mining schedule resulting in higher tons mined from Westside with higher grade. Costs applicable to sales per ounce remained constant in the third quarter of 2008 from the third quarter of 2007 due to higher production offset by the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $15 per ounce and higher fuel costs.

Gold ounces sold increased 45% in the first nine months of 2008 compared to 2007, due to a change in the mining schedule resulting in higher tons mined from Westside with higher grade, partially offset by inventory sales during 2007. Costs applicable to sales per ounce decreased 16%, attributable to higher production partially offset by higher fuel costs and the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $28 per ounce.

Tanami, Australia. Gold ounces sold decreased 8% in the third quarter of 2008 from 2007 due to a decrease in mill ore grade. Costs applicable to sales per ounce increased 50% in the third quarter of 2008 from the third quarter of 2007 due to lower production, the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $24 per ounce, higher mining costs mainly due to higher diesel prices and higher power costs.

Gold ounces sold decreased 18% in the first nine months of 2008 from 2007 due to a 16% decrease in mill ore grade and inventory sales during 2007. Costs applicable to sales per ounce increased 44%, due to lower production, the strengthening of the Australian dollar, which increased

Costs applicable to sales by approximately $37 per ounce and higher mining costs mainly due to higher diesel prices and higher power costs.

Kalgoorlie, Australia. Gold ounces sold decreased 4% in the third quarter of 2008 compared to 2007 due to a 6% decrease in mill throughput. Costs applicable to sales per ounce increased 34% in the third quarter of 2008 from the third quarter of 2007 due to higher fuel costs, additional leased trucks, 4% higher waste tons mined and the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $23 per ounce.

Gold ounces sold decreased 15% in the first nine months of 2008 compared to 2007, due to 4% lower mill ore grade, 4% lower mill throughput and inventory sales during 2007. Costs applicable to sales per ounce increased 43%, due to lower production, the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $58 per ounce, higher fuel costs and additional leased trucks.

Waihi, New Zealand. Gold ounces sold increased 95% in the third quarter of 2008 from 2007 due to a 56% increase in mill ore grade from Favona underground and a 39% increase in mill throughput. Costs applicable to sales per ounce decreased 18% in the third quarter of 2008 from the third quarter of 2007 due to higher production and the weakening of the New Zealand dollar, which decreased Costs applicable to sales by approximately $5 per ounce, partially offset by higher fuel costs.

Gold ounces sold increased 71% in the first nine months of 2008 from 2007, due to significantly higher mill throughput as a result of a planned mill suspension in the first quarter of 2007 and subsequent lower mill utilization due to the transition from Martha ore to Favona underground ore as an ore source in 2007, partially offset by 23% lower mill ore grade. Costs applicable to sales per ounce were 11% lower due to higher production and higher by-product credits, partially offset by higher underground mining and milling costs and the strengthening of the New Zealand dollar, which increased Costs applicable to sales by approximately $20 per ounce.

We continue to expect gold sales in Australia/New Zealand of approximately 1.10 to 1.15 million ounces for 2008 at Costs applicable to sales of approximately $585 to $625 per ounce, excluding adverse changes in the Australian dollar exchange rate beyond a full year average rate of A$1.00:$0.907. Unfavorable changes in the Australian dollar exchange rate could result in operating costs for the region outside of the expected range for the full year, as a significant portion of costs are Australian dollar denominated. Costs applicable to sales in Australia/New Zealand are expected to change by approximately $4 per ounce for every $0.10 move in the Australian dollar exchange rate during the remainder of the year.

Development of the Boddington project is approximately 85% complete, with initial mill start up expected in early to mid 2009. After completing a detailed review of projected scope and cost to completion, the Company now expects its share of the capital cost to be between $1,700 and $1,900, excluding capitalized interest, compared to previous guidance of $1,400 to $1,600, primarily due to a one quarter extension in the project schedule, the tight Australian labor market and industry-wide commodity cost inflation.

Batu Hijau Operation

	Gold Ounces Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Three months ended September 30,	28	200	$718	$140	$137	$27
Nine months ended September 30,	185	374	$412	$198	$82	$44

	Copper Pounds Sold (1)		Costs Applicable to Sales (2)		Amortization
	2008	2007	2008	2007	2008	2007
	(pounds in millions)		($ per pound)		($ per pound)
Copper
Three months ended September 30,	44	163	$1.98	$0.64	$0.37	$0.14
Nine months ended September 30,	201	351	$1.70	$1.01	$0.34	$0.22

(1)	Consolidated gold ounces or copper pounds sold includes minority interests’ share. Our economic interest decreased to 45% from 52.875% on May 25, 2007.
(2)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

Consolidated copper pounds and gold ounces sold at Batu Hijau decreased 73% and 86%, respectively, in the third quarter of 2008 from 2007 due to lower throughput, grade and recovery and a delay in the final scheduled shipment of September 2008. Mill throughput was 36% lower for the quarter due to processing harder ores and blending limitations as a majority of the ore was sourced from stockpiles and Phase 5. These ores were lower grade and resulted in lower recovery than the Phase 4 ores processed in the third quarter of 2007. Batu Hijau experienced extremely heavy rainfall during the first quarter of 2008 causing minor damage to pit infrastructure, as well as adding significant amounts of water to the pit, delaying planned access to higher grade Phase 4 ore in the bottom of the pit in the third quarter of 2008.

Consolidated copper pounds and gold ounces sold at Batu Hijau decreased 43% and 51%, respectively, in the first nine months of 2008 from 2007. This change was due to lower throughput, grade and recovery resulting from the processing of lower grade stockpiled ore, partially offset by concentrate inventory sales during the first quarter of 2008.

Total Costs applicable to sales decreased by $25 in the third quarter of 2008 from 2007 as a result of lower sales partially offset by higher mining costs due to increased diesel and labor costs. Costs applicable to sales per pound of copper and per ounce of gold increased in the third quarter of 2008 compared to 2007 due to lower production and increased costs.

Total Costs applicable to sales decreased by $12 in the first nine months of 2008 from 2007 as a result of lower sales partially offset by higher mining costs due to increased diesel, labor and milling costs. Costs applicable to sales per pound of copper and per ounce of gold increased 68% and 108%, respectively, in the first nine months of 2008 compared to 2007 due to lower production and increased costs.

The average realized copper price decreased to $2.01 per pound in the third quarter of 2008 from $3.34 per pound in the third quarter of 2007. The decreasing copper price unfavorably impacted the provisional sales mark-to-market adjustment by $52 or $1.18 per pound for the third quarter of 2008 compared to a favorable impact of $38 or $0.23 per pound for the third quarter of 2007. Additionally, lower treatment and refining costs in the third quarter of 2008 compared to the third quarter of 2007 increased the average net realized copper price by $0.16 per pound.

The average realized copper price increased to $3.50 per pound in the first nine months of 2008 from $3.13 per pound in the first nine months of 2007. The increasing copper price favorably impacted the provisional sales mark-to-market adjustment by $38 or $0.19 per pound for the first nine months of 2008 compared to $85 or $0.26 per pound for the first nine months of 2007. Additionally, lower treatment and refining costs in the first nine months of 2008 compared to the first nine months of 2007 increased the average net realized copper price by $0.08 per pound.

We continue to expect copper and gold sales at Batu Hijau to be between 280 and 330 million pounds of copper and between 220,000 and 290,000 ounces of gold. We expect Costs applicable to sales of $1.50 to $1.75 per pound and with the increased unit costs during the third quarter and the recent drop in copper price relative to the gold price, which will likely result in a larger proportion of costs allocated to gold sales, the Company now expects Costs applicable to sales of $360 to $400 per ounce, compared to original guidance of $285 to $325 per ounce.

We currently have a 45% ownership interest in the Batu Hijau mine, held through the Nusa Tenggara Partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns Batu Hijau. We identified NTP as a Variable Interest Entity as a result of certain capital structures and contractual relationships and have fully consolidated NTP in the consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company.

Under the Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Indonesian Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the ownership interest of NTP in PTNNT could be reduced to 49%.

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore NTP was required to offer a 3% interest in PTNNT for sale in 2006 and an additional 7% interest in 2007. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesian government in 2006 and an offer for an additional 7% interest was made in 2007. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, NTP agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. The Indonesian government has subsequently stated that it will not approve the transfer of shares under this agreement. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (“DEMR”) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work and threatening to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008, which date was extended to March 3, 2008. On March 3, 2008, the Indonesian government filed for international arbitration, as did PTNNT, as provided under the Contract of Work. In the arbitration proceeding, PTNNT seeks a declaration that the Indonesian government is not entitled to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Indonesian government seeks declarations that PTNNT is in default of its divestiture obligations, that the Government may terminate the Contract of Work, and that PTNNT must cause shares subject to divestiture to be sold to certain local governments. The international arbitration panel has been appointed and briefing is under way, with a hearing expected in December 2008. Newmont believes there is no basis for terminating the Contract of Work, and PTNNT is vigorously defending the matter.

In 1997, to enable development of the Batu Hijau mine, PTNNT secured an aggregate $1 billion in financing from the United States Export-Import Bank, the Japan Bank for International Cooperation

(formerly the Japan Export-Import Bank), and Kreditanstalt fur Wiederaufbau (the German Export-Import Bank) (collectively, the “Senior Lenders”). The Senior Lenders required the shareholders of PTNNT to pledge their shares as security for repayment of the loans. As part of that process, on October 30, 1997, the Minister of Energy and Mineral Resources approved the share pledge arrangements. The share pledge requirement does not impede the ability of PTNNT shares to be divested.

Subsequent to an additional 7% interest in PTNNT being offered by NTP for sale on March 28, 2008 (as required under the Contract of Work), the Director General of Mineral, Coal and Geothermal Resources at DEMR claimed that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered for sale that are pledged to the Senior Lenders as security for the repayment of the senior debt. In the letter, the Director General claimed that NTP would be in default under the Contract of Work if the shares of PTNNT offered for sale in March 2008, together with the shares offered in 2006 and 2007, were not in the possession of “Indonesian government and/or government owned entities,” free of any such senior pledge, by July 13, 2008. Consequently, on July 10, 2008, PTNNT filed a notice to commence an additional international arbitration proceeding, as provided for under the Contract of Work, to resolve the claim that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered that are subject to pledge obligations to the Senior Lenders. This pledge of shares issue has since been incorporated into, and will be resolved as part of the initial arbitration proceeding.

In addition, we have been in discussions to extend our forest use permit (called a “Pinjam Pakai”) for over three years. This permit is a key requirement to continue to efficiently operate the Batu Hijau mine. The permit extension has not yet been received and the resulting delay could have an adverse impact on operating and financial results. PTNNT is reviewing and revising its mine plan to take into account the expected delay in renewal of the Pinjam Pakai and has deferred certain expenditures. In 2005, relevant Indonesian governmental authorities reviewed the contractual requirements for extension of the Pinjam Pakai and determined that we meet those requirements.

Ahafo Operation

	Gold Ounces Sold		Costs Applicable to Sales (2)		Amortization
	2008 (1)	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three months ended September 30,	141	113	$402	$438	$116	$96
Nine months ended September 30,	380	361	$416	$374	$129	$94

(1)	Includes 3 and 19 incremental start-up ounces for the three and nine months ended September 30, 2008.
(2)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

Gold ounces sold at Ahafo increased 25% in the third quarter of 2008 compared to 2007 due to a 42% increase in mill ore grade partially offset by 5% lower throughput. Gold ounces sold at Ahafo increased 5% in the first nine months of 2008 compared to 2007 due to an 18% increase in mill ore grade partially offset by 4% lower throughput resulting from unplanned mill downtime and unexpected power interruptions.

Ore tons mined in the third quarter of 2008 increased to 3.6 million tons, up from 2.1 million tons in the third quarter of 2007. Total tons mined in the third quarter of 2008 increased to 14.8 million tons, up from 9.2 million tons in the third quarter of 2007 mainly due to equipment additions and the operation of a third pit. Ore tons mined in the first nine months of 2008 increased to 8.1 million tons, up from

6.9 million tons in the first nine months of 2007. Total tons mined in the first nine months of 2008 increased to 35.6 million tons, up from 33.6 million tons in the first nine months of 2007, due to equipment additions and increased mining efficiencies and the operation of a third pit.

Costs applicable to sales per ounce decreased 8% in the third quarter of 2008 compared to 2007 due to higher production partially offset by higher fuel, power, contracted services and royalty costs. Costs applicable to sales per ounce increased 11% in the first nine months of 2008 compared to 2007 due to higher fuel, power, maintenance and contract services costs, partially offset by higher production.

We continue to expect gold sales of approximately 495,000 to 530,000 ounces for 2008. We have reduced our expectations for Costs applicable to sales to approximately $400 to $450 per ounce compared to original guidance of $485 to $520 per ounce, driven by lower than expected costs for self-generated power, partially offset by the rate increase negotiated with the Volta River Authority effective July 1, 2008 through the remainder of the year.

Other Operations

Three Months Ended September 30,

	Gold Ounces Sold		Costs Applicable to Sales (1)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Kori Kollo (2) (88% owned)	23	20	$1,284	$379	$131	$126
La Herradura (44% owned)	22	19	468	358	88	78
Golden Giant	—	—	—	—	—	—

Total/Weighted-Average	45	39	$890	$369	$110	$103

Nine Months Ended September 30,

	Gold Ounces Sold		Costs Applicable to Sales (1)		Amortization
	2008	2007	2008	2007	2008	2007
	(ounces in thousands)		($ per ounce)		($ per ounce)
Kori Kollo (2) (88% owned)	64	66	$757	$354	$119	$115
La Herradura (44% owned)	71	64	391	313	85	77
Golden Giant	—	12	—	177	—	—

Total/Weighted-Average	135	142	$565	$320	$101	$88

(1)	Excludes Amortization and Accretion.
(2)	Consolidated gold ounces sold includes minority interests’ share.

Kori Kollo, Bolivia. Consolidated gold ounces sold increased 15% in the third quarter of 2008 from 2007 due to a 6% increase in ore tons mined. Costs applicable to sales per ounce increased significantly in the third quarter of 2008 from 2007, due to a $15, or $623 per ounce, leach pad write-off as a result of lower than anticipated recoveries, additional Bolivian royalties and higher fuel costs. Consolidated gold ounces sold decreased 3% in the first nine months of 2008 from 2007 due to delays with leach pad construction, the shortfall of ounces placed at Kori Chaca and lower recovery of transitional ore at Llallagua. Costs applicable to sales per ounce increased in the first nine months of 2008 from 2007, due to a $15, or $224 per ounce, leach pad inventory write-off, additional Bolivian royalties and higher fuel and leaching costs.

La Herradura, Mexico. Gold ounces sold increased 16% and 11% in the third quarter of 2008 and first nine months of 2008 from 2007, respectively, due to higher ore placement on the leach pads. Costs applicable to sales per ounce increased 31% and 25% in the third quarter and first nine months of 2008 from 2007, respectively, due to increased waste stripping and higher fuel costs.

We continue to expect consolidated gold sales for Other Operations in 2008 of approximately 160,000 to 180,000 ounces. We now expect Costs applicable to sales of approximately $480 to $520 per ounce, compared to original guidance of $340 to $360 per ounce, due to lower leach pad recoveries and related high cost of the remaining gold in the pads at Kori Kollo.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 28% and 31% of our Costs applicable to sales were paid in local currencies during the third quarter of 2008 and 2007, respectively. Approximately 28% and 29% of our Costs applicable to sales were paid in local currencies during the first nine months of 2008 and 2007, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $6 and $9, net of hedging gains and losses, during the third quarter and first nine months of 2008, respectively, as compared to the corresponding periods in 2007.

Liquidity and Capital Resources

Cash Provided from (Used in) Operating Activities

Net cash provided from continuing operations was $1,174 for the first nine months of 2008 compared to Net cash used in continuing operations of $105 in 2007 due to significantly higher realized gold and copper prices and increased gold sales volume, partially offset by lower copper sales volume, as discussed above in Consolidated Financial Results. The 2007 results were also negatively impacted, to a lesser extent, by the $578 settlement of the price-capped forward sales contracts, $276 payment of pre-acquisition Australia income taxes of Normandy and $174 from the final settlement of copper collar contracts.

Investing Activities

Net cash used in investing activities of continuing operations increased $617 ($1,622 during the first nine months of 2008 compared to $1,005 during the same period of 2007), driven largely by increased capital expenditures and completion of the acquisition of Miramar Mining Corporation (“Miramar”) in 2008 partially offset by net proceeds from marketable debt and equity securities transactions in 2008 and the cash received on repayment of the Batu Hijau carried interest in 2007.

Additions to property, plant and mine development were as follows:

	Nine Months Ended September 30,
	2008	2007
Nevada, USA	$259	$453
Yanacocha, Peru	125	181
Australia/New Zealand:
Tanami, Australia	32	29
Kalgoorlie, Australia	11	4
Jundee, Australia	30	32
Waihi, New Zealand	23	29
Boddington, Australia	624	272
Other, Australia	1	2

	721	368

Batu Hijau, Indonesia	72	43
Africa	85	94
Hope Bay	63	—

Other Operations:
Kori Kollo, Bolivia	5	2
La Herradura, Mexico	17	10

	22	12

Corporate and Other	8	8

	$1,355	$1,159

Capital expenditures in Nevada during the first nine months of 2008 were primarily related to the completion of the power plant and sustaining mine development. Yanacocha capital expenditures were primarily related to construction of the gold mill, development of the Conga project and leach pad expansions. Capital expenditures in Australia/New Zealand largely resulted from the continued construction of the Boddington project. In 2007, we commenced a hedging program to reduce the variability of the Australian denominated capital expenditures related to Boddington. At September 30, 2008, we have hedged 75% of our remaining forecasted Australian dollar denominated capital expenditures in 2008 and 2009 at an average rate of 0.88. Batu Hijau’s capital expenditures were predominately for sustaining mine development and construction of a second tailings pipeline. Capital expenditures at Ahafo were mainly as a result of mine equipment purchases, the development of Awonsu, Ahafo North and the Amoma pit and sustaining development. We expect to spend $1,700 to $2,000 on consolidated capital expenditures in 2008.

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

Investments in marketable debt and equity securities, net. During the first nine months of 2008, we purchased marketable equity securities of Gabriel Resources for $11 and other marketable securities for $7 and we received cash of $50 for the sale of marketable equity securities. During the first nine months of 2007, we purchased additional marketable equity securities of Gabriel Resources for $27, and other marketable equity securities for $7, partially offset by net proceeds of $2 from auction rate marketable debt securities.

Acquisitions. During the first nine months of 2008, we paid $318 to acquire the remaining outstanding common shares of Miramar, resulting in Miramar becoming a wholly-owned subsidiary. The total Miramar purchase price was $1,353. As a result of the completed acquisition of Miramar, we control the Hope Bay Project, a large undeveloped gold project in Nunavut, Canada. In April 2008, we purchased additional shares of EGR for $7, net of cash acquired, bringing our ownership interest to 56.67% from 46.72%.

Financing Activities

Net cash provided from financing activities was $212 during the first nine months of 2008 compared to $734 during the same period of 2007.

During the first nine months of 2008, we received net proceeds of $755 under our $2,000 revolving credit facility compared to net proceeds of $20 during the same period of 2007. The facility is also used for the issuance of letters of credit totaling $517, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Repayment of debt. During the first nine months of 2008, we made scheduled debt repayments of $119 on maturity of the Australia 7 5/8% notes, $22 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, $43 related to the Batu Hijau project, $10 on the Yanacocha credit facility and $8 on Yanacocha capital leases.

Scheduled minimum debt repayments are $51 for the remainder of 2008, $142 in 2009, $147 in 2010, $320 in 2011, $890 in 2012 and $1,947 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, cash balances, existing credit facilities, proceeds of asset sales or through financing alternatives available in the public capital markets.

At September 30, 2008, we were in compliance with all required debt covenants and other restrictions related to our debt agreements.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.30 per common share through September 30, 2008 and September 30, 2007. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.3031 per share through September 30, 2008 and C$0.3352 through September 30, 2007. We paid dividends of $136 to common stockholders in the first nine months of 2008 and 2007.

Dividends paid to minority interests. We paid dividends of $247 and $116 to minority interests during the first nine months of 2008 and 2007, respectively.

Proceeds from stock issuance. We received proceeds of $27 and $20 during the first nine months of 2008 and 2007, respectively, from the issuance of common stock related to the exercise of stock options.

During July 2007, the Company completed a private offering of $1,150 convertible senior notes due in 2014 and 2017, each in the amount of $575. The 2014 Notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 Notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.625% per annum. The Notes will be convertible, at the holder’s option, at a conversion price of $46.21 per share of common stock. Upon conversion, the principle amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. The Company is not entitled to redeem the notes prior to their stated maturity dates. The net proceeds from the offering, after expenses, were approximately $1,126.

In connection with the convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). These transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. The aggregate cost to the Company of the purchased call options was $366, partially offset by $248 that the Company received from the sale of the warrants.

Discontinued Operations

Net operating cash (used in) provided from discontinued operations was $(111) and $98 in the first nine months of 2008 and 2007, respectively, as follows:

	Nine Months Ended September 30,
	2008	2007
Royalty portfolio	$(111)	$66
Pajingo	—	32

	$(111)	$98

During the first nine months of 2008, we made tax payments of $153 related to the December 2007 royalty portfolio sale.

Net cash (used in) provided from investing activities of discontinued operations was $(6) and $154 in the first nine months of 2008 and 2007, respectively, as follows:

	Nine Months Ended September 30,
	2008	2007
Royalty portfolio payments	$(11)	$—
Proceeds from the sale of assets	5	—
Additions to property, plant and mine development	—	(5)
Zarafshan-Newmont Joint Venture settlement, net	—	77
Marketable securities and other investments, net	—	82

	$(6)	$154

Cash used in investing activities of discontinued operations in 2008 included accrued expense payments on the royalty portfolio sale of $11, partially offset by $5 in proceeds from the sale of assets at Pajingo.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as disclosed in Note 29 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 21, 2008) and $791 of outstanding letters of credit, surety bonds and bank guarantees. We also provide a contingent support line of credit to PTNNT of which our pro-rata share is $37. Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (in thousands of tons): 174 for the remainder of 2008; 726 in 2009; 859 in 2010, 741 in 2011, 725 in 2012 and 890 thereafter.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2008 and December 31, 2007, $545 and $569, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $153 and $125 were accrued for such obligations at September 30, 2008 and December 31, 2007, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 131% greater or 3% lower than the amount accrued at September 30, 2008. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense, net in the period estimates are revised. During the first nine months of 2008, we had reclamation estimate revisions of $74 that relate primarily to an increase in the reclamation liability at the former Mt. Leyshon and Midnite mine sites. The Mt. Leyshon reclamation revision was for site characterization, stabilization and long-term surface water management due to overflow discharge from heavy rain. The Midnite mine reclamation increased in light of the recent decisions made in the U.S. District Court for the Eastern District of Washington. During the first nine months of 2007, we had reclamation estimate revisions of $18 that relate primarily to the former Resurrection and Empire mines.

For more information on our reclamation and remediation liabilities, see Notes 22 and 26 to the Condensed Consolidated Financial Statements.

During the first nine months of 2008 and 2007, capital expenditures were approximately $148 and $57, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

We spent $34 and $8, respectively, during the first nine months of 2008 and 2007 for environmental obligations related to the former, primarily historic, mining activities discussed in Note 26 to the Condensed Consolidated Financial Statements.

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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) in an inactive market. The intent of this FSP is to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive. FSP FAS 157-3 states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market. FSP FAS 157-3 was effective upon issuance. We have incorporated the principles of FSP FAS 157-3 in determining the fair value of financial assets when the market for those assets is not active, specifically its marketable debt securities.

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

	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$119	$119	$—	$—
Marketable equity securities	1,289	1,289	—	—
Marketable debt securities	32	—	—	32
Trade receivable from provisional copper and gold concentrate sales, net	31	31	—	—

	$1,471	$1,439	$––	$32

Liabilities:
Derivative instruments, net	93	—	93	—
8 5/8% debentures	91	—	91	—

	$184	$—	$184	$—

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

Our marketable debt securities include investments in auction rate securities and asset backed commercial paper. We review fair value for auction rate securities and asset backed commercial paper on at least a quarterly basis. The auction rate securities are valued based on quoted prices in markets that are not active. We determined the fair value based on indicative pricing from the underwriting bank, which takes into account nonperformance and liquidity risks. Such instruments are classified within Level 3 of the fair value hierarchy. The asset backed commercial paper also falls within Level 3 of the fair value hierarchy because it trades infrequently and has little price transparency. We allocated an estimated impairment percentage to the various underlying asset classes within the asset backed commercial paper using unobservable inputs. The impairment value was applied sequentially to the various tranches within the asset backed commercial paper, resulting in an estimated fair value for each investment class. This value was supported by an indicative value obtained from a third party, which was facilitated by the Pan-Canadian Investors Committee for Third-Party Structured Asset Backed Commercial Paper.

Our trade receivable from provisional copper and gold concentrate sales is valued using quoted market prices based on the forward LME (copper) and the London P.M. fix (gold) and as such is classified within Level 1 of the fair value hierarchy.

Our derivative instruments are valued using pricing models and we generally use similar models to value similar instruments. Where possible, we verify the values produced by our pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. Our derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

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

The table below sets forth a summary of changes in the fair value of our Level 3 financial assets (asset backed commercial paper and auction rate securities) for the nine months ended September 30, 2008.

Balance at beginning of period	$31
Unrealized losses	(2)
Transfers in—auction rate securities	3

Balance at end of period	$32

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

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 has been applied prospectively for tax benefits on dividends declared in our fiscal year beginning January 1, 2008. The adoption of EITF 06-11 had an insignificant impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP”. We do not expect the adoption of FAS 162 to have an impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for our fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. We estimate that approximately $350 of debt discount will be recorded and the effective interest rate on our 2014 and 2017 convertible senior notes (see Note 20 to the Consolidated Financial Statements) will increase by approximately 5 percentage points to 6.0% and 6.25%, respectively, for the non-cash amortization of the debt discount.

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

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”) which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. For presentation and disclosure purposes, FAS 160 requires noncontrolling interests to be classified as a separate component of stockholders’ equity. FAS 160 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

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

Foreign Currency Contracts

We have entered into a series of foreign currency contracts to hedge the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. We have entered into IDR/$ forward purchase contracts to hedge up to 80% of our IDR denominated operating expenditures which results in a blended IDR/$ rate realized each period. The hedges are forward purchase contracts with expiration dates ranging up to one year. For the three months ended September 30, 2008 and 2007, the IDR/$ forward purchase contracts reduced Batu Hijau Costs applicable to sales by $1. For the nine months ended September 30, 2008 and 2007, the IDR/$ forward purchase contracts reduced Batu Hijau Costs applicable to sales by $2 and $4, respectively. As of September 30, 2008, we have hedged 79% of our remaining 2008 IDR operating expenditures, and 22% of our expected 2009 IDR operating expenditures.

During the third quarter of 2007, we began a multi-year systematic, disciplined layered program to hedge up to 85% of our A$ denominated operating expenditures with forward contracts that have expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ rates. Each month, fixed forward contracts are obtained to hedge 1/36th of the forecasted monthly A$ operating cost exposure in the rolling three-year hedge period resulting in a blended $/A$ rate realized. For the three and nine months ended September 30, 2008, the A$ operating hedge program reduced Australia/New Zealand Costs applicable to sales by $nil and $5, respectively. For the three and nine months ended September 30, 2007, the A$ operating hedge program did not have an impact on Australia/New Zealand Costs applicable to sales. As of September 30, 2008, we have hedged 70% of our remaining 2008 A$ operating expenditures, and 42%, 28% and 9% of our expected 2009, 2010 and 2011 A$ operating expenditures, respectively.

During the first quarter of 2008, we began a multi-year systematic, disciplined layered program to hedge up to 75% of our NZ$ denominated operating expenditures with forward contracts that have expiration dates ranging up to two years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/NZ$ rates. Each month, fixed forward contracts are obtained to hedge 1/24th of the forecasted monthly NZ$ operating cost exposure in the rolling two-year hedge period resulting in a blended $/NZ$ rate realized. For the three and nine months ended September 30, 2008, the NZ$ operating hedge program had no impact on Australia/New Zealand Costs applicable to sales. All of the currency contracts were designated as cash flow hedges, and as such, unrealized changes in market value have been recorded in Accumulated other comprehensive income. As of September 30, 2008, we have hedged 44% of our remaining 2008 NZ$ operating expenditures, and 34% and 13% of our expected 2009 and 2010 NZ$ operating expenditures, respectively.

During the fourth quarter of 2007, we began a program to hedge up to 95% of our A$ denominated capital expenditures related to the construction of Boddington. The program consists of a series of fixed forward contracts and bought call option contracts with expiration dates ranging up to one year from the date of issue. The A$ denominated contracts have been designated as cash flow hedges of future Boddington capital expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which Boddington assets are placed into service and affect earnings. As of September 30, 2008, we have hedged 75% of our remaining forecasted A$ denominated capital expenditures in 2008 and 2009.

We had the following foreign currency derivative contracts outstanding at September 30, 2008:

	Expected Maturity Date					Fair Value
	2008	2009	2010	2011	Total/ Average	At September 30, 2008 (1)	At December 31, 2007 (2)
IDR Forward Purchase Contracts:
$ (millions)	$25	$23	$—	$—	$48	$—	$(1)
Average rate (IDR/$)	9,522	9,716	—	—	9,615

A$ Operating Forward Purchase Contracts:
$ (millions)	$100	$278	$217	$53	$648	$(55)	$—
Average rate ($/A$)	0.87	0.85	0.83	0.82	0.84

NZ$ Operating Forward Purchase Contracts:
$ (millions)	$7	$27	$6	$—	$40	$(4)	$—
Average rate ($/NZ$)	0.76	0.73	0.70	—	0.73

A$ Capital Forward Purchase Contracts:
$ (millions)	$95	$245	$—	$—	$340	$(35)	$(1)
Average rate ($/A$)	0.88	0.88	—	—	0.88

A$ Capital Call Option Contracts:
$ (millions)	$77	$—	$—	$—	$77	$—	$1
Average rate ($/A$)	0.88	—	—	—	0.88

(1)

At September 30, 2008, the fair value of the A$ operating forward purchase contracts includes $(28) in Other current liabilities and $(27) in Other long-term liabilities, the fair value of the NZ$ operating forward purchase contracts includes $(3) in Other current liabilities and $(1) in Other long-term liabilities, and the fair value of the capital hedge program related to Boddington includes $(35) in Other current liabilities for A$ forward purchase contracts.

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

Diesel Fixed Forward Contracts

During the first quarter of 2008, we implemented a program to hedge up to 66% of our operating cost exposure related to diesel prices of fuel consumed at our Nevada operations. The program consists of a series of financially settled fixed forward contracts with expiration dates of up to one year from the date of issue. For the three and nine months ended September 30, 2008, the Nevada diesel hedge program had no impact on Nevada Costs applicable to sales. The contracts have been designated as cash flow hedges of future diesel purchases, and as such changes in the market value have been recorded in Accumulated other comprehensive income. As of September 30, 2008, we have hedged 22% of our remaining 2008 Nevada diesel expenditures, and 14% of our expected 2009 Nevada diesel expenditures.

We had the following diesel derivative contracts outstanding at September 30, 2008:

	Expected Maturity Date			Fair Value
	2008	2009	Total/ Average	At September 30, 2008	At December 31, 2007
Diesel Forward Purchase Contracts:
$ (millions)	$8	$16	$24	$(4)	$––
Average rate ($/gallon)	3.44	3.47	3.46

Interest Rate Swap Contracts

At September 30, 2008, we had $100 fixed to floating swap contracts designated as a hedge against a portion of our $223 8 5/8% debentures expiring in 2011. Under the hedge contract terms, we receive fixed-rate interest payments at 8.625% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. For the three months ended September 30, 2008 and 2007, the hedge contracts had no impact on Interest expense, net of capitalized interest. For the nine months ended September 30, 2008 and 2007, the hedge contracts decreased Interest expense, net of capitalized interest by $1 and $nil, respectively. The fair value of the interest rate swaps was $5 at September 30, 2008 and $4 at December 31, 2007.

Provisional Copper and Gold Sales

Under the long-established structure of sales agreements prevalent in the industry, substantially all of our copper and gold concentrate sales are provisionally priced at the time of shipment. The provisional prices are finalized in a contractually specified future period (generally one to five months from the shipment date) primarily based on quoted LME prices (copper) and the London P.M. fix (gold). Sales subject to final pricing are generally settled in a subsequent month or quarter. Because a significant portion of our copper and gold concentrate sales in any quarterly period usually remain subject to final pricing, the quarter-end forward price is a major determinant of recorded revenues and the average recorded copper price for the period.

LME copper prices averaged $3.48 per pound during the third quarter of 2008, compared with our recorded average provisional price of $3.39 per pound. The applicable forward copper price at the end of the quarter was $2.89 per pound. During the third quarter of 2008, declining copper prices resulted in a provisional pricing mark-to-market loss of $52. At September 30, 2008, we had copper sales of 56 million pounds priced at an average of $2.89 per pound, subject to final pricing over the next several months. The LME closing settlement price for copper on October 24, 2008 was $1.69 per pound. Assuming that the October 24, 2008 quarter-to-date average pricing of $2.33 per pound and average forward price of $1.69 per pound were applied to the September 30 provisionally priced sales, the weighted-average price for these sales would be approximately $1.92 per pound and would result in a reduction to fourth-quarter 2008 revenues of approximately $54.

The average London P.M. fix was $870 per ounce during the third quarter of 2008, compared with our recorded average provisional price of $866 per ounce. The applicable forward gold price at the end of the quarter was $875 per ounce. During the third quarter of 2008, declining gold prices resulted in a provisional pricing mark-to-market loss of $2. At September 30, 2008 we had gold sales of 26,000 ounces priced at an average of $875 per ounce, subject to final pricing over the next couple months. The London P.M. fix on October 24, 2008 was $713 per ounce. Assuming that the October 24, 2008 quarter-to-date average pricing of $825 per ounce and average forward prices of $713 per ounce were applied to the September 30 provisionally priced sales, the weighted-average price for these sales would be approximately $787 per ounce and would result in a reduction to fourth-quarter 2008 revenues of approximately $2.

ITEM 4.	CONTROLS AND PROCEDURES.

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the Evaluation date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our SEC reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 26 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

The following risk factors contain information that supplements those contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 21, 2008:

Increased Costs Could Affect Profitability

Costs at any particular mining location frequently are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities, such as fuel, electricity and labor. Commodity costs are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and cash flow. In 2008 and 2007, we incurred significant increases in the costs of labor, fuel, power and other bulk consumables, which increased reported Costs applicable to sales, in addition to increasing the costs of capital projects.

Future Funding Requirements May Affect Our Business

The construction of the Boddington project in Australia, as well as potential future investments including the Akyem project in Ghana, the Conga project in Peru and the Hope Bay project in Nunavut, Canada, will require significant funds for capital expenditures. At current gold and copper prices, our operating cash flow is insufficient to meet all of these expenditures, depending on the timing of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices and our operational performance, our current cash flow and debt position, among other factors. In light of the limited global availability of credit facilities for use in connection with capital projects, and given our existing debt position, we may determine that in order to retain our investment grade rating, it may be necessary to issue additional equity or other securities, defer projects or sell assets. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt and pay dividends could be significantly constrained.

Competition from Other Mining Companies May Harm our Business

We compete with other mining companies to attract and retain key executives, skilled labor, contractors and other employees with technical skills in the mining industry. We compete with other mining companies for the services of skilled personnel and contractors and for specialized equipment, components and supplies, such as drill rigs necessary for exploration and development. We also compete with other mining companies for rights to mine properties containing gold and other minerals. We may be unable to continue to attract and retain skilled and experienced employees, to obtain the services of skilled personnel and contractors or specialized equipment or supplies, or to acquire additional rights to mine properties.

Certain Factors Outside of Our Control May Affect Our Ability to Support the Carrying Value of Goodwill

As of December 31, 2007, the carrying value of goodwill was approximately $186 or 1% of our total assets. Goodwill has been assigned to various mine site reporting units in the Australia/New Zealand Segment. This goodwill primarily arose in connection with our February 2002 acquisition of Normandy and represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. We evaluate, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. This evaluation involves a comparison of the estimated fair value of our reporting units to their carrying values. If the carrying amount of goodwill for any reporting unit exceeds its estimated fair value, a non-cash impairment charge could result. Material risks that could potentially result in an impairment of goodwill include: (i) a significant decrease in our long-term gold price assumption; (ii) a decrease in reserves; (iii) a lack of exploration success which could result in a significant reduction in the estimated fair value of mine site exploration potential; and (iv) any event that might otherwise adversely affect mine site production levels, operating costs or capital costs. For a more detailed description of the estimates and assumptions involved in assessing the recoverability of the carrying value of goodwill, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Critical Accounting Policies, below.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2008 through July 31, 2008	—	—	—	N/A
August 1, 2008 through August 31, 2008	—	—	—	N/A
September 1, 2008 through September 30, 2008	—	—	—	N/A

ITEM 6.	EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: October 29, 2008	/s/ RUSSELL BALL
Russell Ball Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2008	/s/ ROGER P. JOHNSON
Roger P. Johnson Vice President and Chief Accounting Officer (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith. (1)

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.