Form 10-K
period 2008-12-31
NEWMONT MINING CORP /DE/
filed 2009-02-19
CIK 1164727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 001-31240
Newmont Mining Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1611629 (I.R.S. Employer Identification No.)

6363 South Fiddler’s Green Circle Greenwood Village, Colorado (Address of Principal Executive Offices)	80111 (Zip Code)

Registrant’s telephone number, including area code
(303) 863-7414

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.60 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $23,670,310,860 based on the closing sale price as reported on the New York Stock Exchange. There were 478,507,759 shares of common stock outstanding (and 10,687,382 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on February 11, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2009 Annual Stockholders Meeting to be held on April 29, 2009, are incorporated by reference into Part III of this report.

i

		Page

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	81
	Metal Price	81
	Foreign Currency	81
	Hedging	82
	Fixed and Variable Rate Debt	86
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	87
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	177
ITEM 9A.	CONTROLS AND PROCEDURES	177

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	178
ITEM 11.	EXECUTIVE COMPENSATION	178
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	178
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	179
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	179

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	180
SIGNATURES		S-1
EXHIBIT INDEX		E-1
EX-10.1
EX-10.2
EX-10.13
EX-10.14
EX-10.20
EX-10.24
EX-12.1
EX-21
EX-23.1
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
INSTANCE DOCUMENT
SCHEMA DOCUMENT
CALCULATION LINKBASE DOCUMENT
LABELS LINKBASE DOCUMENT
PRESENTATION LINKBASE DOCUMENT
DEFINITION LINKBASE DOCUMENT

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

Introduction

Newmont Mining Corporation is primarily a gold producer with significant assets or operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, New Zealand and Mexico. At December 31, 2008, Newmont had proven and probable gold reserves of 85.0 million equity ounces and an aggregate land position of approximately 38,840 square miles (100,600 square kilometers). Newmont is also engaged in the production of copper, principally through its Batu Hijau operation in Indonesia. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation and/or our affiliates and subsidiaries.

Newmont’s revenues and long-lived assets are geographically distributed as follows:

	Revenues			Long-Lived Assets
	2008	2007	2006	2008	2007	2006

United States	31%	29%	29%	26%	29%	24%
Peru	26%	20%	32%	13%	13%	11%
Australia/New Zealand	17%	15%	15%	20%	15%	20%
Indonesia	16%	28%	19%	17%	17%	17%
Canada	—	—	1%	14%	16%	18%
Ghana	7%	6%	3%	9%	9%	9%
Other(1)	3%	2%	1%	1%	1%	1%

(1)	Other includes Mexico and Bolivia.

On January 27, 2009, we entered into a definitive sale and purchase agreement with AngloGold Ashanti Australia Limited (“AngloGold”) to acquire its 33.33% interest in the Boddington project in Western Australia. Upon expected completion of the acquisition, we will own 100% of the Boddington project. Consideration for the acquisition consists of $750 payable in cash at closing, $240 payable in cash and/or Newmont common stock, at our option, in December 2009, and a royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable on one-third of gold sales from Boddington. The valuation date for the transaction is January 2009 and the transaction is expected to close in March 2009, subject to satisfaction or waiver of certain conditions and approvals. We can make no assurances that the pending acquisition of the remaining interest in the Boddington project will be consummated. See Item 1A, Risk Factors, Risks Related to Newmont Operations, below.

On February 3, 2009, we completed a public offering of $450 convertible senior notes, maturing on February 15, 2012. The notes will pay interest semi-annually at a rate of 3.00% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock. We granted the underwriters an option to purchase $68 in additional convertible senior notes at the public offering price, less the underwriting discount, to cover over-allotments, if any. The over-allotment option was exercised in full and delivery of the convertible notes was made to purchasers on February 3, 2009. Additionally, on February 3, 2009, we completed a public offering of 30,000,000 shares of common stock at a public offering price of $37.00, less an underwriting discount of $1.17 per share. We also granted the underwriters an option to purchase up to 4,500,000 additional shares of common stock at the public offering price, less the underwriting discount, to cover over-allotments. The overallotment option was exercised in full and delivery of shares was made to purchasers on February 3, 2009. Such offerings were made pursuant to our shelf registration statement on Form S-3. See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Shelf Registration Statement.

For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Segment Information, Export Sales, etc.

We have operating segments of Nevada, Yanacocha in Peru, Australia/New Zealand, Batu Hijau in Indonesia, Africa and Other Operations comprised of smaller operations in Bolivia and Mexico. We also have our Hope Bay segment in Canada, following the acquisition of Miramar Mining Corporation, and an Exploration Segment. See Item 1A, Risk Factors, Risks Related to Newmont Operations, below and Note 31 to the Consolidated Financial Statements for information relating to our business segments, our domestic and export sales, and our non-dependence on a limited number of customers.

Products

Gold

General.  We had consolidated sales of 6.3 million ounces of gold (5.2 million equity ounces) in 2008, 6.2 million ounces (5.3 million equity ounces) in 2007 and 7.2 million ounces (5.9 million equity ounces) in 2006. For 2008, 2007 and 2006, 88%, 78% and 86%, respectively, of our net revenues were attributable to gold sales. Of our 2008 gold sales, approximately 35% came from Nevada, 30% from Yanacocha, 19% from Australia/New Zealand, 5% from Batu Hijau and 8% from Africa. References in this report to “equity ounces” or “equity pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves that is attributable to our ownership or economic interest.

Most of our revenue comes from the sale of refined gold in the international market. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting mostly of gold but also containing silver, copper and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver and copper are credited to our account or delivered to buyers. Gold sold from Batu Hijau and a portion of the gold from Phoenix, in Nevada, is contained in a saleable concentrate.

Gold Uses.  Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply.  The supply of gold consists of a combination of current production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. Based on public information available for the years 2006 through 2008, current mine production has, on average accounted for approximately 71% of the annual supply of gold.

Gold Price.  The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years, expressed in U.S. dollars per ounce, on the London Bullion Market.

Year	High	Low	Average

1999	$326	$253	$279
2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009 (through February 11, 2009)	$938	$810	$874

Source: Kitco, Reuters and the London Bullion Market Association

On February 11, 2009, the afternoon fixing price for gold on the London Bullion Market was $938 per ounce and the spot market price of gold on the New York Commodity Exchange was $940 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the customer. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

Copper

General.  We had consolidated sales of 290 million pounds of copper (130 million equity pounds) in 2008, 428 million pounds (204 million equity pounds) in 2007 and 435 million pounds (230 million equity pounds) in 2006. For 2008, 2007 and 2006, 12%, 22% and 14%, respectively, of our net revenues were attributable to copper. As of December 31, 2008, we had a 45% ownership interest in the Batu Hijau operation in Indonesia, which began production in 1999. Production at Batu Hijau is in the form of a copper/gold concentrate that is sold to smelters for further treatment and refining.

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

Copper Price.  The price of copper is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average daily prices of high grade copper on the London Metal Exchange over the past ten years.

Year	High	Low	Average

1999	$0.84	$0.61	$0.71
2000	$0.91	$0.73	$0.82
2001	$0.83	$0.60	$0.72
2002	$0.77	$0.64	$0.71
2003	$1.05	$0.70	$0.81
2004	$1.49	$1.06	$1.30
2005	$2.11	$1.39	$1.67
2006	$3.99	$2.06	$3.05
2007	$3.77	$2.37	$3.24
2008	$4.08	$1.26	$3.15
2009 (through February 11, 2009)	$1.60	$1.38	$1.48

Source: London Metal Exchange

On February 11, 2009, the closing price of high grade copper was $1.53 per pound on the London Metal Exchange. Our historic ability to sell copper at market prices was limited in some cases by hedging activities, more particularly described in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 14 to the Consolidated Financial Statements.

Hedging Activities

Our strategy is to provide shareholders with leverage to changes in the gold price by selling our gold production at market prices. Prior to 2007, however, we entered into derivative contracts to protect the selling price for certain anticipated gold and copper production. During 2007, we delivered into the last of the copper collar contracts and net settled all price-capped forward gold sales contracts. We continue to manage risks associated with commodity inputs, interest rates and foreign currencies using the derivative market.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 14 to the Consolidated Financial Statements.

Exploration

Our exploration group is responsible for our global efforts to discover new mineralized material and convert it into proven and probable reserves. We conduct near-mine exploration around our existing mines and greenfields exploration in other prospective regions globally. Near-mine exploration can result in the discovery of additional deposits, which will receive the economic benefit of existing operating, processing, and administrative infrastructures; whereas the discovery of new mineralization through greenfields exploration efforts will likely require capital investment to build a separate, stand-alone operation. Our exploration group employs state-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, as well as geochemical and geological prospecting methods, to identify prospective mineralization targets. We expensed $214 in 2008, $177 in 2007 and $166 in 2006 on Exploration.

As of December 31, 2008, we had proven and probable gold reserves of 85.0 million equity ounces. We added 5.2 million equity ounces to proven and probable reserves, and depleted 6.7 million equity ounces during 2008. 2008 reserves were calculated at a $725, A$850 or NZ$1,000 per ounce gold price. A reconciliation of the changes in proven and probable reserves during the past three years is as follows:

	2008	2007	2006
	(millions of equity ounces)

Opening balance	86.5	93.9	93.2
Total additions(1)	5.2	0.8	5.9
Acquisitions(2)	—	—	3.7
Depletion	(6.7)	(7.3)	(7.4)
Other divestments(3)	—	(0.9)	(1.5)

Closing balance	85.0	86.5	93.9

(1)	The impact of the change in gold price assumption on reserve additions was 1.9 million, 0.7 million and 3.1 million equity ounces in 2008, 2007 and 2006, respectively.

(2)	In March 2006, reserves were increased by 2.6 million equity ounces from the acquisition of an additional 22.22% interest in the Boddington project. In January 2006, reserves were increased by 1.1 million equity ounces from the acquisition of the remaining 15% interest in Akyem.

(3)	In December 2007, we sold the Pajingo operation. In May 2007, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45% when a minority owner fully repaid a loan from a Newmont subsidiary. In August 2006, the government of Uzbekistan expropriated the Company’s 50% interest in the Zarafshan-Newmont Joint Venture.

In Nevada, proven and probable gold reserves decreased to 28.1 million equity ounces after additions of 1.8 million equity ounces and depletion of 3.1 million equity ounces.

At Yanacocha in Peru, proven and probable gold reserves decreased after downward revisions of 0.1 million equity ounces and depletion of 1.2 million equity ounces. As of December 31, 2008, we reported reserves of 6.7 million equity ounces at Yanacocha and 6.1 million equity ounces at Conga.

In Australia/New Zealand, proven and probable gold reserves increased to 20.9 million equity ounces after additions of 2.8 million equity ounces and depletion of 1.3 million equity ounces, primarily from Boddington (66.67%) and Jundee.

At Batu Hijau in Indonesia, proven and probable reserves decreased to 3,950 million equity pounds of copper and 4.1 million equity ounces of gold after depletion of 170 million equity pounds of copper and 0.2 million equity ounces of gold.

At Ahafo in Ghana, proven and probable gold reserves decreased by 0.3 million equity ounces as a result of 0.2 million equity ounces of additions offset by depletion of 0.5 million equity ounces. As of December 31, 2008, we reported reserves of 9.3 million equity ounces at Ahafo and 7.7 million equity ounces at Akyem.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Bolivia, Canada, Ghana, Indonesia, Mexico, New Zealand and Peru. The concessions and contracts are subject to the political risks associated with foreign operations. See Item 1A, Risk Factors, Risks Related to Newmont, below. For a more detailed description of our Indonesian Contract of Work, see Item 2, Properties, below.

Condition of Physical Assets and Insurance

Our business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Liquidity and Capital Resources, below.

We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. See Item 1A, Risk Factors, Risks Related to Newmont, below.

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

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. We have made, and expect to make in the future, expenditures to comply with such laws and regulations. We have made estimates of the amount of such expenditures, but cannot precisely predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. As of December 31, 2008, $617 was accrued for reclamation costs relating to currently developed and producing properties.

We are also involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the activities required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $163 was accrued as of December 31, 2008 for such obligations associated with properties previously owned or operated by us or our subsidiaries. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 126% greater or 7% lower than the amount accrued as of December 31, 2008. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to costs and expenses in the period when estimates are revised.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Notes 25 and 33 to the Consolidated Financial Statements, below.

Employees

There were approximately 15,450 people employed by Newmont as of December 31, 2008.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;

•	Estimates of future mineral production and sales, for specific operations and on a consolidated or equity basis;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;

•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;

•	Statements as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and financing plans for these deposits;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability, terms and costs related to future borrowing, debt repayment and financing;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding political, economic or governmental conditions and environments;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and

•	Estimates of future costs and other liabilities for certain environmental matters.

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

The Company filed with the New York Stock Exchange (“NYSE”) on May 21, 2008, the annual certification by its Chief Executive Officer, certifying that, as of the date of the certification, he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual. The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of its public disclosures as Exhibits 31.1 and 31.2 to this report.

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

Any drop in the realized price of gold or copper adversely impacts our revenues, net income and cash flows, particularly in light of our strategy of not hedging revenues. We have recorded asset write-downs in the past and may experience additional impairments as a result of low gold or copper prices in the future.

In addition, sustained low gold or copper prices can:

•	Reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at the then-prevailing gold or copper price;

•	Reduce or eliminate the profit that we currently expect from ore stockpiles and ore on leach pads;

•	Halt or delay the development of new projects;

•	Reduce funds available for exploration; and

•	Reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

Also see the discussion in Item 1, Business, Gold or Copper Price.

Gold and Copper Producers Must Continually Replace Reserves Depleted By Production

Gold and copper producers must continually replace reserves depleted by production. Depleted reserves must be replaced by expanding known ore bodies or by locating new deposits in order to maintain production levels over the long term. Exploration is highly speculative in nature, involves many risks and frequently is unproductive. Our new or ongoing exploration programs may not result in new mineral producing operations. In addition, for the year 2009, we anticipate that the global exploration budget will be reduced significantly, which may adversely affect the timing and extent of new mineral discoveries and the replacement of reserves. Once mineralization is discovered, it will likely take many years from the initial phases of exploration until production, during which time the economic feasibility of production may change.

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

Increased Costs Could Affect Profitability

Costs at any particular mining location frequently are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of input commodities, such as fuel, electricity and labor. Commodity costs are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and cash flow. In 2008 and 2007, we incurred significant increases in the costs of labor, fuel, power and other bulk consumables, which increased reported Costs applicable to sales, in addition to increasing the costs of capital projects.

We anticipate significant capital expenditures over the next several years in connection with the development of new projects and sustaining existing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of major factors beyond our control, including the prices of oil, steel and other commodities and labor. Increased costs for capital expenditures may have an adverse effect on the profitability of existing mining operations and economic returns anticipated from new mining projects.

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

Mining Accidents or Other Adverse Events or Conditions at a Mining Location Could Reduce Our Production Levels

At any of our operations, production may fall below historic or expected levels as a result of mining accidents such as a pit wall failure in an open pit mine, cave-ins or flooding at underground mines. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions or seismic activity, extreme or prolonged storm events, or prolonged adverse climate changes are encountered; ore grades are lower than expected; the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected; or our equipment, processes or facilities fail to operate properly or as expected.

Mining Companies Are Subject to Extensive Environmental Laws and Regulations

Our exploration, mining and processing operations are regulated in all countries in which we operate under various federal, state, provincial and local laws relating to the protection of the environment, which generally include air and water quality, hazardous waste management and reclamation. Delays in obtaining, or failure to obtain, government permits and approvals may adversely impact our operations. The regulatory environment in which we operate could change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on our operations or financial position. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 33 to the Consolidated Financial Statements.

Risks Related to Newmont

Our Operations Outside North America and Australia/New Zealand Are Subject to Risks of Doing Business Abroad

Exploration, development, production and closure activities outside of North America and Australia/New Zealand are potentially subject to heightened political and economic risks, including:

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

Our Batu Hijau Operation in Indonesia is Subject to Political and Economic Risks

We have a substantial investment in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence, changes in national leadership, and the secession of East Timor, one of its former provinces. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. Subsequent to the commencement of operations, the government purported to designate the land surrounding the Batu Hijau operation as a “protection” forest, which has made operating permits more difficult to obtain. In 2009, presidential and parliamentary elections are scheduled to take place, the results of which may affect the position of the Indonesian government relating to mining in general or relative to our assets and operations.

Recent violence committed by radical elements in Indonesia and other countries, and the presence of U.S. forces in Iraq and Afghanistan, may increase the risk that operations owned by U.S. companies will be the target of violence. If our Batu Hijau operation was so targeted it could have an adverse effect on our business.

Our Batu Hijau Operation in Indonesia May be Adversely Affected by a Delay in Receiving Certain Permits

For over three years, we have been in discussions with the Indonesian government to renew a forest use permit (called a “Pinjam Pakai”) related to Batu Hijau. In 2005, Indonesian governmental authorities reviewed the contractual requirements for extension of the Pinjam Pakai and determined that P.T. Newmont Nusa Tenggara, the subsidiary that owns Batu Hijau (“PTNNT”) met those requirements. This permit is a key requirement to continue to operate Batu Hijau efficiently, in addition to the ultimate life of the mine and recoverability of reserves. However, the permit extension has not been received as of the date of this Annual Report. The resulting delay has adversely impacted the Batu Hijau mine plan, and may adversely impact future operating and financial results, including deferment or cancellation of future development and operations.

Our Interest in PT Newmont Nusa Tenggara (“PTNNT”) in Indonesia May be Reduced or Terminated under the Contract of Work

We operate Batu Hijau, a producer of copper/gold concentrates, and currently have a 45% ownership interest in the Batu Hijau mine, held through the Nusa Tenggara Partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of PTNNT, the Indonesian subsidiary that owns Batu Hijau. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company.

Under the Contract of Work executed between the Indonesian government and PTNNT, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, such portion equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the ownership interest of the Newmont-Sumitomo partnership in PTNNT could be reduced to 49%, thus reducing our ability to control the operation at Batu Hijau.

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore NTP was required to offer a 3% interest in the shares of PTNNT for sale in 2006 and an additional 7% interest in each of 2007 and 2008. A further 7% interest in the shares of PTNNT will be offered for sale in March 2009. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the government of Indonesia in 2006 and an offer for an additional 7% interest was made in each of 2007 and 2008. While the central government declined to participate in the offer, local governments in the area in which Batu Hijau is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, NTP agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. On February 11, 2008, PTNNT received a notification from the Department of Energy and Mineral Resources (the “DEMR”) alleging that PTNNT was in breach of its divestiture requirements under the Contract of Work and threatening to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest, by February 22, 2008, the 2006 and 2007 shares, in accordance with the direction of the DEMR. A second Notice of Default was received relating to the alleged failure to divest the 2008 shares. Newmont and Sumitomo believe there is no basis under the Contract of Work for these notifications and no grounds for terminating the Contract of Work. In March 2008, both the DEMR and PTNNT filed for international arbitration as provided under the Contract for Work and an arbitration hearing was held in Jakarta in December 2008. We anticipate a ruling will be issued in the first half of 2009. If the Contract of Work were to be terminated pursuant to the pending ruling, PTNNT’s rights to conduct mining may be curtailed or terminated.

Our Operations in Peru are Subject to Political Risks

During the last several years, Yanacocha, in which we own a 51.35% interest, has been the target of numerous local political protests, including ones that blocked the road between the Yanacocha mine complex and the City of Cajamarca in Peru. In 2004, local opposition to the Cerro Quilish project (which is located adjacent to Yanacocha) became so pronounced that Yanacocha decided to relinquish its drilling permit for Cerro Quilish and the deposit was reclassified from proven and probable reserves to non-reserve mineralization. In 2006 a road blockade was carried out by members of the Combayo community. This blockade was unrelated to Cerro Quilish and resulted in a brief cessation of mining activities. We cannot predict whether similar or more significant incidents will occur and the recurrence of significant community opposition or protests could adversely affect Yanacocha’s assets and operations. In 2007, 2008 and thus far in 2009, no material roadblocks or protests occurred involving Yanacocha.

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

Our Success Depends on Our Social and Environmental Performance

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

Remediation Costs for Environmental Liabilities May Exceed the Provisions We Have Made

We have conducted extensive remediation work at two inactive sites in the United States. We are conducting mill remediation activities at a third site in the United States, an inactive uranium mine and mill formerly operated by a subsidiary of Newmont, but remediation at the mine is subject to dispute. In late 2008, the EPA issued an order regarding water management at the mine. Remediation work at the mine site has not yet commenced. The environmental standards that may ultimately be imposed at this site remain uncertain and a risk exists that the costs of remediation may exceed the financial accruals that have been made for such remediation by a material amount. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 33 to the Consolidated Financial Statements.

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

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in U.S. dollar / Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $35 or $40 for each ounce of gold produced from operations in Australia before taking into account the impact of currency hedging. During 2008, the Australian dollar depreciated by approximately $0.19 per U.S. dollar, or approximately 22%. In mid-2007, we implemented derivative programs to hedge up to 75% of our future forecasted Australian dollar denominated operating and capital expenditures to reduce the variability in our Australian dollar denominated expenditures. As of December 31, 2008, we have hedged 66%, 38% and 12% of our forecasted Australian denominated operating costs in 2009, 2010 and 2011, respectively. We have also hedged 83% of our 66.67% ownership forecasted Australian denominated capital expenditures at Boddington in 2009. Our Australian dollar derivative programs will limit the benefit to the Company of future decreases if any, in the US dollar/Australian dollar exchange rates. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Consolidated Operations, Foreign Currency Exchange Rates, below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Discussions About Market Risk.

Future Funding Requirements May Affect Our Business

The construction of the Boddington project in Australia, as well as potential future investments including the Akyem project in Ghana, the Conga project in Peru, the Hope Bay project in Nunavut, Canada, and various exploration projects will require significant funding. Our operating cash flow may become insufficient to meet all of these expenditures, depending on the timing and costs of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices, our operational performance and our current cash flow and debt position, among other factors. Given the limited global availability of credit for use in connection with capital projects, and given our existing debt position, we may determine that in order to retain our investment grade rating, we may need to issue additional equity or other securities, defer projects or sell assets. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt and pay dividends could be significantly constrained.

Any Downgrade in the Credit Ratings Assigned to our Debt Securities could Increase our Future Borrowing Costs and Adversely Affect the Availability of New Financing

Currently, Standard & Poor’s Rating Services rates Newmont Mining Corporation BBB+, with negative outlook, and Moody’s Investors Service rates Newmont Mining Corporation Baa2, with stable outlook. There can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects deteriorate, our ratings could be downgraded by the rating agencies, which could adversely affect the value of our outstanding securities, our existing debt and the availability of other new financing on favorable terms, if at all, increase our borrowing costs and impair our results of operations and financial condition. See also “Future Funding Requirements may Affect our Business” and “Current Global Financial Conditions could Adversely Affect the Availability of New Financing and our Operations.”

Current Global Financial Conditions could Adversely Affect the Availability of New Financing and our Operations

Current global financial conditions have been characterized by increased market volatility. Several financial institutions have either gone into bankruptcy or have had to be re-capitalized by governmental authorities. Access to financing has been negatively impacted by both the rapid decline in value of sub-prime mortgages and the liquidity crisis affecting the asset-backed commercial paper market. These factors may adversely affect our ability to obtain equity or debt financing in the future on terms favorable to us. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such increased levels of volatility and market turmoil continue, our operations could be adversely impacted.

Cost Estimates and Timing of New Projects Are Uncertain

The capital expenditures and time required to develop new mines or other projects are considerable and changes in costs, construction schedules, or both, can affect project economics. There are a number of factors that can affect costs and construction schedules, including, among others:

•	Availability of labor, power, transportation, commodities and infrastructure;

•	Changes in input commodity prices and labor costs;

•	Fluctuations in currency exchange rates;

•	Availability and terms of financing;

•	Difficulty of estimating construction costs over a period of years;

•	Delays in obtaining environmental or other government permits;

•	Weather and severe climate impacts; and

•	Potential delays related to social and community issues.

Our Operations May Be Adversely Affected By Power Shortages

We have periodically experienced power shortages in Ghana resulting primarily from a nationwide drought, increasing demands for electricity, and insufficient hydroelectric or other generating capacity which caused curtailment of production at our Ahafo operations. As a result of the mining industry’s initiative to construct and install an 80 mega-watt power plant during 2007, the Ghanaian government has agreed, if required, to curtail power consumption as a result of power shortages, to distribute power proportionately between participating mines and other industrial and commercial users. Alternative sources of power may result in higher than anticipated costs, which will affect operating costs. Continued power shortages and increased costs may adversely affect our results of operations and financial condition.

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

Our Business Depends on Good Relations with Our Employees

Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2008, union represented employees constituted approximately 44% of our worldwide work force. Currently, there are labor agreements in effect for all of these workers. We may be unable to resolve any future disputes without disruption to operations.

Title to Some of Our Properties May Be Defective or Challenged

Although we have conducted title reviews of our properties, title review does not necessarily preclude third parties from challenging our title or related property rights. While we believe that we have satisfactory title to our properties, some risk exists that some titles may be defective or subject to challenge. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, but such claims would not deprive us of the properties. For information regarding native title or traditional landowner claims, see the discussion under the Australia/New Zealand section of Item 2, Properties, below.

Competition from Other Mining Companies May Harm our Business

We compete with other mining companies to attract and retain key executives, skilled labor, contractors and other employees. We compete with other mining companies for the services of skilled personnel and contractors and for specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development. We also compete with other mining companies for rights to mine properties containing gold and other minerals. We may be unable to continue to attract and retain skilled and experienced employees, to obtain the services of skilled personnel and contractors or specialized equipment or supplies, or to acquire additional rights to mine properties.

Certain Factors Outside of Our Control May Affect Our Ability to Support the Carrying Value of Goodwill

As of December 31, 2008, the carrying value of goodwill was approximately $188 or 1% of our total assets. Goodwill was assigned to various mine site reporting units in the Australia/New Zealand Segment in connection with our February 2002 acquisition of Normandy and represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. We evaluate, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. This evaluation involves a comparison of the estimated fair value of our reporting units to their carrying values. If the carrying amount of goodwill for any reporting unit exceeds its estimated fair value, a non-cash impairment charge could result. Material risks that could potentially result in an impairment of goodwill include: (i) a significant decrease in our long-term gold price assumption; (ii) a decrease in reserves; (iii) a lack of exploration success which could result in a significant reduction in the estimated fair value of mine site exploration potential; and (iv) any event that might otherwise adversely affect mine site production levels, operating costs or capital costs. For a more detailed description of the estimates and assumptions involved in assessing the recoverability of the carrying value of goodwill, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Critical Accounting Policies, below.

Our Ability to Recognize the Benefits of Deferred Tax Assets is Dependent on Future Cash Flows and Taxable Income

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2008, the Company’s current and long-term deferred tax assets were $286 and $1,145, respectively.

Returns for Investments in Pension Plans Are Uncertain

We maintain pension plans for certain employees which provide for specified payments after retirement. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated. During the second half of 2008, the value of the investments in our pension plans decreased significantly. While the plans have sufficient assets to meet benefit payments in the near term, the plans are underfunded for purposes of long-term sustainable payout to all employees. If the plan investment values do not recover sufficiently, we may be required to increase the amount of future cash contributions. For a more detailed discussion of the funding status and expected benefit payments to plan participants, see the discussion in Employee-Related Benefits, Note 22 to the Consolidated Financial Statements.

The Acquisition of the Boddington Project is subject to the Receipt of Approvals from Regulatory Authorities, which may Impose Conditions that could Delay or Prevent the Completion of the Acquisition

We can make no assurances that the pending acquisition of the remaining interest in the Boddington project will be completed. The completion of the acquisition is subject to satisfaction or waiver of certain conditions, including the receipt of approvals from the Australian Foreign Investment Review Board, Western Australia Ministry of Mines and South African Reserve Bank and the receipt of consents and agreements from third parties. These regulators may impose conditions on the completion, or require changes to the terms, of the acquisition. Any such conditions or changes could have the effect of delaying or preventing the closing of the acquisition or imposing additional costs on us or limiting our revenues following the acquisition.

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

Gold contained in ores that are not naturally oxidized can be directly milled if the gold is amenable to cyanidation, generally known as free milling sulfide ores. Ores that are not amenable to cyanidation, known as refractory ores, require more costly and complex processing techniques than oxide or free milling ore. Higher-grade refractory ores are processed through either roasters or autoclaves. Roasters heat finely ground ore to a high temperature, burn off the carbon and oxidize the sulfide minerals that prevent efficient leaching. Autoclaves use heat, oxygen and pressure to oxidize sulfide ores.

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

Nevada

We have been mining gold in Nevada since 1965. Nevada operations include Carlin, located west of the city of Elko on the geologic feature known as the Carlin Trend, the Twin Creeks mine, located approximately 15 miles north of Golconda, and the Midas mine near the town of the same name. We also participate in the Turquoise Ridge joint venture with a subsidiary of Barrick Gold Corp. (“Barrick”), which utilizes mill capacity at Twin Creeks. The Phoenix mine, located 10 miles south of Battle Mountain, commenced commercial production in the fourth quarter of 2006. The Leeville underground mine, located on the Carlin Trend northwest of the Carlin East underground mine, also commenced commercial production in the fourth quarter of 2006.

Gold sales from Nevada totaled approximately 2.2 million ounces for 2008 with ore mined from nine open pit and five underground mines. At year-end 2008, we reported 28.1 million equity ounces of gold reserves in Nevada, with 81% of those ounces in open pit mines and 19% in underground mines.

The Nevada operations produce gold from a variety of ore types requiring different processing techniques depending on economic and metallurgical characteristics. To ensure the best use of processing capacity, we use a linear programming model to guide the flow of both mining sequence selection and routing of ore streams to various plants. Refractory ores, which require more complex, higher cost processing methods, generated 72% of Nevada’s gold production in 2008, compared with 75% in 2007, and 72% in 2006. With respect to remaining reserves, we estimate that approximately 81% are refractory ores and 19% are oxide ores. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at Carlin (Mill 5) and Twin Creeks (Juniper). Lower-grade material with suitable cyanide solubility is treated on heap leach pads at Carlin and Twin Creeks. Higher-grade refractory ores are processed through either a roaster at Carlin (Mill 6) or autoclaves at Twin Creeks (Sage). Lower-grade refractory ores are processed at Carlin by either bio-oxidation/flotation or direct flotation at Mill 5. Ore from the Midas mine is processed by conventional milling and Merrill-Crowe zinc precipitation. Activated carbon from the various leaching circuits is treated to produce gold ore at the Carlin or Twin Creeks refineries. Zinc precipitate at Midas is refined on-site.

We own, or control through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Nevada mining operations (except for the Turquoise Ridge joint venture described below). The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, we own a 10% undivided interest in the mineral rights and lease the remaining 90%, on which we pay a royalty equivalent to 18% of the mineral production. We wholly-own or control the remainder of the Gold Quarry mineral rights, in some cases subject to additional royalties. With respect to certain smaller deposits in Nevada, we are obligated to pay royalties on production to third parties that vary from 1% to 8% of production.

We have a 25% interest in a joint venture with Barrick to operate the Turquoise Ridge mine. Newmont has an agreement to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. Barrick is the operator of the joint venture. Gold sales of 50,065 ounces in 2008, 62,844 ounces in 2007 and 58,300 ounces in 2006 were attributable to Newmont, based on our 25% ownership interest.

We have ore sale agreements with Barrick and Yukon-Nevada Gold Corp. (“Yukon-Nevada”) to process the Company’s ore. We recognized attributable gold sales, net of treatment charges, of 8,012 ounces in 2008, 58,624 ounces in 2007, and 99,500 ounces in 2006, pursuant to these agreements. During 2008, Yukon-Nevada discontinued operations and it is unclear when they will resume.

We have sales and refining agreements with Gerald Metals, Peñoles, Johnson Matthey, Just Refiners and Glencore to process intermediate gold bearing product.

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

Yanacocha has mining rights with respect to a large land position consisting of concessions granted by the Peruvian government to Yanacocha and a related entity. These mining concessions provide for both the right to explore and exploit. However, Yanacocha must first obtain the respective exploration and exploitation permits, which are generally granted in due course. Yanacocha may retain mining concessions indefinitely by paying annual fees and, during exploitation, complying with production obligations or paying assessed fines. Mining concessions are freely assignable or transferable.

Yanacocha currently has three active open pit mines, Cerro Yanacocha, La Quinua and Chaquicocha. Reclamation and/or backfilling activities at Carachugo, San José and Maqui Maqui are currently underway. Yanacocha has four leach pads, three processing facilities, and a new mill, which achieved commercial production in the second quarter of 2008. Yanacocha’s gold sales for 2008 totaled 1.8 million ounces (0.9 million equity ounces). At year-end 2008, we reported 12.8 million equity ounces of gold reserves at Yanacocha, including 6.1 million equity ounces at Conga.The Yanacocha district contains the Conga deposit, for which we continue to evaluate the development plan for Conga.

Yanacocha, along with other mining companies in Peru, agreed with the central government in 2006 to contribute 3.75% of its net profits to fund social development projects for a period of up to five years, contingent upon metal prices remaining high.

Australia/New Zealand

In Australia, mineral exploration and mining titles are granted by the individual states or territories. Mineral titles may also be subject to native title legislation or, in the Northern Territory, to Aboriginal freehold title legislation that entitles indigenous persons to compensation calculated by reference to the gross value of production. In 1992, the High Court of Australia held that Aboriginal people who have maintained a continuing connection with their land according to their traditions and customs may hold certain rights in respect of the land (such rights commonly referred to as “native title”). Since the High Court’s decision, Australia has passed legislation providing for the protection of native title and established procedures for Aboriginal people to claim these rights. The fact that native title is claimed with respect to an area, however, does not necessarily mean that native title exists, and disputes may be resolved by the courts.

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

The Tanami operations are predominantly focused on the Callie underground mine at Dead Bullock Soak. Ore from the Tanami operations is processed through The Granites treatment plant. During 2008, the Tanami operations sold 364,900 ounces of gold. At year-end 2008, we reported 1.5 million equity ounces of gold reserves at Tanami.

Kalgoorlie.  The Kalgoorlie operations comprise the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick, each of which holds a 50% interest. The Super Pit is one of Australia’s largest gold mines in terms of gold production and annual mining volume. During 2008, the Kalgoorlie operations sold 304,400 equity ounces of gold. At year-end 2008, we reported 4.4 million equity ounces of gold reserves at Kalgoorlie.

Jundee.  The Jundee operation (100% owned) is situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. We mined ore at Jundee solely from underground sources in 2008, with mill feed supplemented from oxide stockpiles for blending purposes. Jundee sold 376,900 ounces of gold in 2008. At year-end 2008, we reported 1.3 million equity ounces of gold reserves at Jundee.

Waihi.  The Waihi operations (100% owned) are located within the town of Waihi, located approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand and consist of the Favona underground deposit and the Martha open pit. The Waihi operation sold 141,000 ounces of gold in 2008. At year-end 2008, we reported 0.4 million equity ounces of gold reserves at Waihi.

Boddington.  Boddington is a development project located 81 miles (130 kilometers) southeast of Perth in Western Australia. At December 31, 2008, Boddington was owned by Newmont (66.67%) and AngloGold Ashanti Limited (“AngloGold”) (33.33%). On January 27, 2009, the Company entered into a definitive sale and purchase agreement with AngloGold to acquire its 33.33% interest in the Boddington project. Upon expected completion of the acquisition, Newmont will own 100% of the project. Development of the Boddington project was approximately 89% complete as of December 31, 2008, with mill start-up expected in mid-2009. At year-end 2008, we reported 13.4 million equity ounces of gold reserves at Boddington.

Batu Hijau, Indonesia

The Batu Hijau mine is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit, which Newmont discovered in 1990. Development and construction activities began in 1997 and start-up occurred in late 1999. In 2008, copper sales were 289.7 million pounds (130.4 million equity pounds), while gold sales were 298,900 ounces (134,500 equity ounces). At year-end 2008, we reported 3,950 million equity pounds of copper reserves and 4.1 million equity ounces of gold reserves at Batu Hijau.

We own 45% of the Batu Hijau mine through the Nusa Tenggara Partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns Batu Hijau. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company. We are the operator of the Batu Hijau mine.

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

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore NTP (the Newmont-Sumitomo partnership) was required to offer a 3% interest in PTNNT for sale in 2006 and an additional 7% interest in each of 2007 and 2008. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesian government in 2006 and an offer for an additional 7% interest was made in each of 2007 and 2008. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian companies and nationals. In January 2008, NTP agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. The Indonesian government has subsequently stated that it will not approve the transfer of shares under this agreement. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (“DEMR”) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work and threatening to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008, which date was extended to March 3, 2008. A second Notice of Default was received relating to the alleged failure to divest the 2008 shares as well. On March 3, 2008, the Indonesian government filed for international arbitration, as did PTNNT, as provided under the Contract of Work. In the arbitration proceeding, PTNNT seeks a declaration that the Indonesian government is not entitled to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Indonesian government seeks declarations that PTNNT is in default of its divestiture obligations, that the Government may terminate the Contract of Work, and that PTNNT must cause shares subject to divestiture to be sold to certain local governments. An international arbitration panel was appointed and an arbitration hearing was held in Jakarta in December 2008. We anticipate a ruling will be issued in the first half of 2009. Newmont and Sumitomo believe there is no basis under the Contract of Work for the notifications and no grounds for terminating the Contract of Work, and PTNNT is vigorously defending the matter.

In 1997, to enable development of the Batu Hijau project, PTNNT secured an aggregate $1,000 in financing from the United States Export-Import Bank, the Japan Bank for International Cooperation (formerly the Japan Export-Import Bank), and Kreditanstalt fur Wiederaufbau (the German Export-Import Bank) (collectively, the “Senior Lenders”). The Senior Lenders required PTNNT’s shareholders to pledge 100% of the shares of PTNNT as security for repayment of the loans and interest. As part of that process, on October 30, 1997, the Minister of Energy and Mineral Resources approved the share pledge arrangements.

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

In addition, PTNNT has been in discussions to extend the forest use permit (called a “Pinjam Pakai”) for over three years. In 2005, Indonesian governmental authorities reviewed the contractual requirements for extension of the Pinjam Pakai and determined that PTNNT met those requirements. This permit is a key requirement to continue to operate Batu Hijau efficiently, in addition to the ultimate life of the mine and recoverability of reserves. However, the permit extension has not been received as of the date of this Annual Report. The resulting delay has adversely impacted Batu Hijau, and may adversely impact future operating and financial results, including deferment or cancellation of future mine development and operations.

Africa

Ahafo.  The Ahafo operation (100% owned) is located in the Brong-Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of Accra. Ahafo poured its first gold on July 18, 2006 and commenced commercial production in August 2006. Ahafo sold 520,800 ounces of gold in 2008.

We currently operate three open pits at Ahafo with reserves contained in 17 pits. The process plant consists of a conventional mill and carbon-in-leach circuit. Ahafo reserves as of December 31, 2008, were 9.3 million equity ounces.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement between Newmont and the Government of Ghana. The Agreement establishes a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the Agreement, we will pay corporate income tax at the Ghana statutory tax rate (presently 25% but not to exceed 32.5%) and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The Government of Ghana is also entitled to receive 10% of a project’s net cash flow after we have recouped our investment and may acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.

Akyem.  We have one development project in Ghana, currently the subject of further optimization studies. The Akyem project (100% owned) is located approximately 80 miles (125 kilometers) northwest of Accra. We continue to evaluate the development plan for Akyem.

Other Operations

Bolivia.  The Kori Kollo open pit mine is on a high plain in northwestern Bolivia near Oruro, on government mining concessions issued to a Bolivian corporation, Empresa Minera Inti Raymi S.A. (“Inti Raymi”), in which we have an 88% interest. The remaining 12% is owned by Mrs. Beatriz Rocabado. Inti Raymi owns and operates the mine. The mill was closed in October 2003 and production continued from residual leaching. In 2005, additional material from the stockpiles and Lla Llagua pit were placed on the existing leach pad and ore from the Kori Chaca pit was processed on a new leach pad. In 2008, Inti Raymi sold 75,300 equity ounces of gold. At year-end 2008, we reported 0.2 million equity ounces of gold reserves at Inti Raymi.

Mexico.  We have a 44% interest in La Herradura, which is located in Mexico’s Sonora desert. La Herradura is operated by Fresnillo PLC (which owns the remaining 56% interest) and comprises an open pit operation with run-of-mine heap leach processing. La Herradura sold 95,200 equity ounces of gold in 2008. At year-end 2008, we reported 1.9 million equity ounces of gold reserves at La Herradura.

Other Property

Hope Bay.  With the successful completion of the acquisition of Miramar Mining Corporation in March 2008, we now own 100% of the Hope Bay project, a large undeveloped gold project in the Nunavut Territory of Canada. The acquisition and development of the Hope Bay project is consistent with the Company’s strategic focus on generating value through exploration and project development and was acquired with the intention of adding higher grade ore reserves and developing a new core gold mining district in a AAA-rated country.

Operating Statistics

The following tables detail operating statistics related to gold production, sales and production costs.

	Nevada, USA			Yanacocha, Peru
Year Ended December 31,	2008	2007	2006	2008	2007	2006

Tons mined (000 dry short tons):
Open pit	194,092	214,127	191,438	211,525	208,871	217,501
Underground	2,500	1,942	1,651	—	—	—
Tons processed (000 dry short tons):
Mill	24,755	25,526	17,882	4,196	—	—
Leach	19,843	14,042	22,138	97,823	98,319	118,511
Average ore grade (oz/ton):
Mill	0.093	0.098	0.127	0.082	—	—
Leach	0.027	0.035	0.026	0.018	0.019	0.026
Average mill recovery rate	81.8%	81.2%	81.1%	88.2%	—	—
Ounces produced (000):
Mill	1,878	2,004	2,059	304	—	—
Leach	381	332	364	1,505	1,565	2,612
Incremental start-up(1)	1	6	100	—	—	—

	2,260	2,342	2,523	1,809	1,565	2,612

Ounces sold (000)	2,225	2,341	2,534	1,843	1,565	2,572

Production costs per ounce:
Direct mining and production costs	$464	$445	$398	$354	$310	$175
By-product credits	(39)	(26)	(15)	(27)	(22)	(16)
Royalties and production taxes	30	15	8	16	13	14
Other	5	3	3	3	12	2

Costs applicable to sales	460	437	394	346	313	175
Amortization	111	94	74	92	103	67
Reclamation/accretion expense	3	2	3	5	6	3

Total production costs	$574	$533	$471	$443	$422	$245

	Australia/New Zealand			Batu Hijau, Indonesia
Year Ended December 31,	2008	2007	2006	2008	2007	2006

Tons mined (000 dry short tons):
Open pit	48,416	56,259	54,221	195,804	244,907	293,159
Underground	3,896	3,547	3,658	—	—	—
Tons milled (000 dry short tons)	12,256	11,932	13,070	37,818	46,782	47,026
Average ore grade (oz/ton)	0.106	0.102	0.102	0.009	0.014	0.012
Average mill recovery rate	91.5%	91.3%	90.9%	75.2%	81.9%	79.5%
Ounces produced (000)	1,195	1,117	1,216	269	548	448

Ounces sold (000)	1,187	1,153	1,176	299	494	435

Production costs per ounce:
Direct mining and production costs	$526	$449	$353	$406	$225	$193
By-product credits	(9)	(5)	(10)	(10)	(8)	(9)
Royalties and production taxes	32	29	28	18	15	13
Other	3	6	2	—	—	—

Costs applicable to sales	552	479	373	414	232	197
Amortization	103	94	78	85	50	46
Reclamation/accretion expense	5	5	5	6	3	2

Total production costs	$660	$578	$456	$505	$285	$245

	Africa
Year Ended December 31,	2008	2007	2006

Tons mined (000 dry short tons):
Open pit	50,567	44,235	19,999
Tons milled (000 dry short tons)	8,262	8,090	3,515
Average ore grade (oz/ton)	0.075	0.060	0.065
Average mill recovery rate	89.7%	92.0%	88.3%
Ounces produced (000):
Mill	506	456	197
Incremental start-up(1)	19	—	5

	525	456	202

Ounces sold (000)	521	446	202

Production costs per ounce:
Direct mining and production costs	$380	$355	$237
By-product credits and other	(1)	(1)	(1)
Royalties and production taxes	27	21	18
Other	2	1	3

Costs applicable to sales	408	376	257
Amortization	126	96	94
Reclamation/accretion expense	3	1	1

Total production costs	$537	473	352

	Other Operations			Total Gold
Year Ended December 31,	2008	2007	2006	2008	2007	2006

Ounces produced (000):
Mill	—	12	59	4,152	4,137	3,979
Leach	181	175	208	2,067	2,072	3,184
Incremental start-up(1)	—	—	—	20	6	105

	181	187	267	6,239	6,215	7,268

Ounces sold (000)	180	185	267	6,255	6,184	7,186

Production costs per ounce:
Direct mining and production costs	$451	$334	$214	$433	$384	$285
By-product credits	(15)	(18)	(11)	(25)	(18)	(13)
Royalties and production taxes	27	(1)	—	26	17	14
Other	103	7	10	6	6	2

Costs applicable to sales	566	322	213	440	389	288
Amortization	100	91	69	104	93	71
Reclamation/accretion expense	9	10	9	4	4	3

Total production costs	$675	$423	$291	$548	$486	$362

(1)	Incremental start-up includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

The following table details operating statistics related to Batu Hijau copper production, sales and production costs.

	Batu Hijau, Indonesia
Year Ended December 31,	2008	2007	2006

Tons milled (000 dry short tons)	37,818	46,782	47,026
Average copper grade	0.47%	0.60%	0.55%
Average copper recovery rate	80.6%	86.1%	87.3%
Copper pounds produced (millions)	285	484	454
Copper pounds sold (millions)	290	428	435
Production costs per pound:
Costs applicable to sales	$1.38	$1.05	$0.67
Amortization	0.28	0.22	0.15
Reclamation/accretion expense	0.02	0.01	0.01

Total production costs	$1.68	$1.28	$0.83

Proven and Probable Equity Reserves

We had proven and probable gold reserves of 85.0 million equity ounces as of December 31, 2008.

For 2008, reserves were calculated at a $725, A$850 or NZ$1,000 per ounce gold price assumption. Our 2008 reserves would decline by approximately 10% (8.2 million ounces), if calculated at a $675 per ounce gold price. An increase in the gold price to $775 per ounce would increase reserves by approximately 4% (3.3 million ounces), all other assumptions remaining constant. For 2007, reserves were calculated at a $575, A$750 or NZ$850 per ounce gold price assumption.

As of December 31, 2008, our proven and probable gold reserves in Nevada were 28.1 million equity ounces. Outside of Nevada, year-end proven and probable gold reserves were 56.9 million equity ounces, including 20.9 million equity ounces in Australia/New Zealand, 17.0 million equity ounces in Ghana, 12.8 million equity ounces in Peru, 4.1 million equity ounces in Indonesia and 2.1 million equity ounces at Other Operations.

Our proven and probable copper reserves as of December 31, 2008 were 7,780 million equity pounds. For 2008, reserves were calculated at a price of $2.00 or A$2.40 per pound assumption. For 2007, reserves were calculated at a price of $1.75 or A$2.00 per pound assumption.

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

The proven and probable equity reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of gold and copper will be realized. Ounces of gold or pounds of copper included in the proven and probable reserves are calculated without regard to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production. Market fluctuations in the price of gold and copper, as well as increased production costs or reduced metallurgical recovery rates, could render certain proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

We publish reserves annually, and we will recalculate reserves as of December 31, 2009, taking into account metal prices, changes, if any, in future production and capital costs, divestments and depletion as well as any acquisitions and additions to reserves during 2009.

The following tables detail gold proven and probable equity reserves(1) reflecting only those reserves owned by Newmont as of December 31, 2008 and 2007:

		December 31, 2008
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)

Nevada(4)
Carlin Open Pit(5)	100%	12,000	0.072	860	190,400	0.043	8,190	202,400	0.045	9,050	74%
Carlin Underground	100%	1,700	0.256	430	10,000	0.322	3,220	11,700	0.313	3,650	89%
Midas(6)	100%	600	0.498	280	300	0.332	110	900	0.436	390	95%
Phoenix(7)	100%	—	—	—	299,800	0.021	6,310	299,800	0.021	6,310	72%
Turquoise Ridge(8)	25%	1,900	0.507	970	700	0.483	360	2,600	0.500	1,330	92%
Twin Creeks	100%	9,200	0.098	900	42,500	0.072	3,060	51,700	0.077	3,960	80%
Nevada In-Process(9)	100%	36,000	0.026	940	—	—	—	36,000	0.026	940	66%
Nevada Stockpiles(10)	100%	32,000	0.075	2,400	2,200	0.030	60	34,200	0.072	2,460	78%

		93,400	0.073	6,780	545,900	0.039	21,310	639,300	0.044	28,090	78%

Yanacocha, Peru
Conga(11)	51.35%	—	—	—	317,200	0.019	6,080	317,200	0.019	6,080	79%
Yanacocha In-Process(9)(12)	51.35%	20,800	0.026	530	—	—	—	20,800	0.026	530	74%
Yanacocha Open Pits(12)	51.35%	19,200	0.023	430	188,300	0.030	5,720	207,500	0.030	6,150	69%

		40,000	0.024	960	505,500	0.023	11,800	545,500	0.023	12,760	74%

Australia/New Zealand
Boddington, Western Australia(13)	66.67%	125,500	0.026	3,310	457,700	0.022	10,060	583,200	0.023	13,370	81%
Jundee, Western Australia(14)	100%	3,500	0.096	340	2,800	0.337	930	6,300	0.202	1,270	91%
Kalgoorlie Open Pits and Underground	50%	23,100	0.061	1,410	40,600	0.063	2,560	63,700	0.062	3,970	85%
Kalgoorlie Stockpiles(10)	50%	14,400	0.031	450	—	—	—	14,400	0.031	450	76%

Total Kalgoorlie, Western Australia(15)	50%	37,500	0.049	1,860	40,600	0.063	2,560	78,100	0.056	4,420	84%
Tanami, Northern Territory(16)	100%	4,000	0.167	660	7,500	0.108	820	11,500	0.129	1,480	96%
Waihi, New Zealand(17)	100%	300	0.267	80	2,600	0.107	280	2,900	0.124	360	89%

		170,800	0.037	6,250	511,200	0.029	14,650	682,000	0.031	20,900	83%

Batu Hijau, Indonesia
Open Pit(18)	45%	166,000	0.013	2,110	182,800	0.009	1,570	348,800	0.011	3,680	76%
Stockpiles(10)(18)	45%	—	—	—	131,400	0.003	410	131,400	0.003	410	72%

		166,000	0.013	2,110	314,200	0.006	1,980	480,200	0.009	4,090	76%

Africa
Ahafo, Ghana(19)	100%	5,900	0.039	230	119,200	0.077	9,150	125,100	0.075	9,380	87%
Akyem, Ghana(20)	100%	—	—	—	147,200	0.052	7,660	147,200	0.052	7,660	89%

		5,900	0.039	230	266,400	0.063	16,810	272,300	0.063	17,040	88%

Other Operations
Kori Kollo, Bolivia(21)	88%	9,100	0.018	160	2,400	0.014	30	11,500	0.017	190	52%
La Herradura, Mexico(22)	44%	36,900	0.025	910	39,200	0.025	980	76,100	0.025	1,890	66%

		46,000	0.023	1,070	41,600	0.024	1,010	87,600	0.024	2,080	65%

Total Gold		522,100	0.033	17,400	2,184,800	0.031	67,560	2,706,900	0.031	84,960	80%

		December 31, 2007
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)

Nevada
Carlin Open Pit	100%	17,700	0.065	1,140	195,800	0.043	8,380	213,500	0.045	9,520	71%
Carlin Underground	100%	1,500	0.318	490	5,700	0.407	2,330	7,200	0.388	2,820	94%
Midas	100%	600	0.539	340	400	0.428	190	1,000	0.493	530	95%
Phoenix	100%	—	—	—	278,100	0.027	7,600	278,100	0.027	7,600	75%
Turquoise Ridge(8)	25%	2,100	0.477	990	700	0.402	290	2,800	0.458	1,280	92%
Twin Creeks	100%	4,200	0.072	300	47,900	0.079	3,780	52,100	0.078	4,080	80%
Nevada In-Process(9)	100%	40,200	0.026	1,060	—	—	—	40,200	0.026	1,060	66%
Nevada Stockpiles(10)	100%	30,900	0.079	2,440	1,500	0.030	40	32,400	0.077	2,480	77%

		97,200	0.070	6,760	530,100	0.043	22,610	627,300	0.047	29,370	77%

Yanacocha, Peru
Conga	51.35%	—	—	—	317,200	0.019	6,080	317,200	0.019	6,080	79%
Yanacocha In-Process(9)	51.35%	20,700	0.027	560	—	—	—	20,700	0.027	560	76%
Yanacocha Open Pits	51.35%	26,400	0.023	600	229,200	0.030	6,940	255,600	0.029	7,540	69%

		47,100	0.025	1,160	546,400	0.024	13,020	593,500	0.024	14,180	74%

Australia/New Zealand
Boddington, Western Australia	66.67%	124,900	0.026	3,240	352,000	0.022	7,850	476,900	0.023	11,090	82%
Jundee, Western Australia	100%	3,000	0.148	450	3,700	0.283	1,040	6,700	0.222	1,490	91%
Kalgoorlie Open Pits and Underground	50%	32,500	0.061	1,980	33,600	0.065	2,190	66,100	0.063	4,170	86%
Kalgoorlie Stockpiles(10)	50%	13,500	0.031	420	—	—	—	13,500	0.031	420	79%

Total Kalgoorlie, Western Australia	50%	46,000	0.052	2,400	33,600	0.065	2,190	79,600	0.058	4,590	85%
Tanami, Northern Territory	100%	6,600	0.140	920	6,700	0.115	770	13,300	0.127	1,690	95%
Waihi, New Zealand	100%	—	—	—	3,800	0.131	500	3,800	0.131	500	89%

		180,500	0.039	7,010	399,800	0.031	12,350	580,300	0.033	19,360	85%

Batu Hijau, Indonesia
Open Pit	45%	132,700	0.013	1,780	246,200	0.008	2,050	378,900	0.010	3,830	77%
Stockpiles(10)	45%	—	—	—	114,300	0.004	410	114,300	0.004	410	64%

		132,700	0.013	1,780	360,500	0.007	2,460	493,200	0.009	4,240	76%

Africa
Ahafo, Ghana	100%	—	—	—	124,000	0.078	9,720	124,000	0.078	9,720	87%
Akyem, Ghana	100%	—	—	—	147,200	0.052	7,660	147,200	0.052	7,660	89%

		—	—	—	271,200	0.064	17,380	271,200	0.064	17,380	88%

Other Operations
Kori Kollo, Bolivia	88%	7,800	0.018	140	17,400	0.016	280	25,200	0.017	420	59%
La Herradura, Mexico	44%	32,600	0.023	760	35,100	0.023	820	67,700	0.023	1,580	66%

		40,400	0.022	900	52,500	0.021	1,100	92,900	0.022	2,000	65%

Total Gold		497,900	0.035	17,610	2,160,500	0.032	68,920	2,658,400	0.033	86,530	80%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

References to “equity ounces” or “equity pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves that is attributable to our ownership or economic interest.

Proven and probable equity reserves were calculated using different cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material considered economic to process. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the ore to gold or copper extraction, and type of milling or leaching facilities available.

2008 reserves were calculated at a $725, A$850 or NZ$1,000 per ounce gold price unless otherwise noted.

2007 reserves were calculated at a $575, A$750 or NZ$850 per ounce gold price unless otherwise noted.

(2)	Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.

(3)	Ounces or pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest 10,000.

(4)	Cut-off grades utilized in Nevada 2008 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.025 ounce per ton; refractory leach material not less than 0.025 ounce per ton; and refractory mill material not less than 0.052 ounce per ton.

(5)	Includes undeveloped reserves at Castle Reef and Emigrant deposits for combined total undeveloped reserves of 1.4 million ounces.

(6)	Also contains reserves of 5.9 million ounces of silver with a metallurgical recovery of 88%.

(7)	Gold cut-off grade varies with level of copper credits.

(8)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge joint venture.

(9)	In-process material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process material reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

(10)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

(11)	Deposit is currently undeveloped. Gold cut-off grade varies with level of copper credits.

(12)	Reserves include the currently undeveloped deposit at Corimayo, which contains reserves of 1.2 million equity ounces. Cut-off grades utilized in 2008 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; and oxide mill material not less than 0.030 ounce per ton.

(13)	Deposit is currently being developed. Mill startup is expected in mid-2009. Gold cut-off grade varies with level of copper credits. In March 2009, we expect to close the acquisition transaction for the additional 33.33% interest in Boddington from AngloGold Ashanti Ltd., which would increase Newmont’s share to 100% and add approximately 6.7 million ounces to our equity reserves.

(14)	Cut-off grade utilized in 2008 reserves not less than 0.020 ounce per ton.

(15)	Cut-off grade utilized in 2008 reserves not less than 0.026 ounce per ton.

(16)	Cut-off grade utilized in 2008 reserves not less than 0.029 ounce per ton.

(17)	Cut-off grade utilized in 2008 reserves not less than 0.023 ounce per ton.

(18)	Gold cut-off grade varies with level of copper credits.

(19)	Includes undeveloped reserves at Amoma, Yamfo South, Yamfo Central, Techire West, Subenso South, Subenso North, Yamfo Northeast and Susuan totaling 3.7 million ounces. Cut-off grade utilized in 2008 reserves not less than 0.018 ounce per ton.

(20)	Deposit is undeveloped. Cut-off grade utilized in 2008 reserves not less than 0.012 ounce per ton.

(21)	Cut-off grade utilized in 2008 reserves not less than 0.004 ounce per ton.

(22)	Cut-off grade utilized in 2008 reserves not less than 0.009 ounce per ton.

The following tables detail copper proven and probable equity reserves(1) reflecting only those reserves owned by Newmont as of December 31, 2008 and 2007:

	December 31, 2008
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(Cu %)	Pounds(3)	Tonnage(2)	(Cu %)	Pounds(3)	Tonnage(2)	(Cu %)	Pounds(3)	Recovery(3)
		(000)			(000)			(000)
				(millions)			(millions)			(millions)

Batu Hijau Open Pit(4)	45%	166,000	0.48%	1,600	182,800	0.40%	1,460	348,800	0.44%	3,060	77%

Batu Hijau Stockpiles(4)(5)	45%	—	—	—	131,400	0.34%	890	131,400	0.34%	890	67%

Total Batu Hijau, Indonesia	45%	166,000	0.48%	1,600	314,200	0.37%	2,350	480,200	0.41%	3,950	75%

Boddington, Western Australia(6)	66.67%	125,500	0.11%	280	457,700	0.11%	1,000	583,200	0.11%	1,280	83%

Conga, Peru(7)	51.35%	—	—	—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%

Phoenix, Nevada(8)	100%	—	—	—	302,000	0.15%	890	302,000	0.15%	890	61%

Total Copper		291,500	0.32%	1,880	1,391,100	0.21%	5,900	1,682,600	0.23%	7,780	77%

	December 31, 2007
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(Cu %)	Pounds(3)	Tonnage(2)	(Cu %)	Pounds(3)	Tonnage(2)	(Cu %)	Pounds(3)	Recovery(3)
		(000)			(000)			(000)
				(millions)			(millions)			(millions)

Batu Hijau Open Pit	45%	132,700	0.50%	1,330	246,200	0.40%	1,970	378,900	0.43%	3,300	79%

Batu Hijau Stockpiles(5)	45%	—	—	—	114,300	0.36%	820	114,300	0.36%	820	64%

Total Batu Hijau, Indonesia	45%	132,700	0.50%	1,330	360,500	0.39%	2,790	493,200	0.42%	4,120	76%

Boddington, Western Australia	66.67%	124,900	0.11%	280	351,600	0.11%	750	476,500	0.11%	1,030	83%

Conga, Peru	51.35%	—	—	—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%

Phoenix, Nevada	100%	—	—	—	279,600	0.13%	740	279,600	0.13%	740	66%

Total Copper		257,600	0.31%	1,610	1,308,900	0.23%	5,940	1,566,500	0.24%	7,550	78%

(1)	See footnote (1) to the Gold Proven and Probable Equity Reserves tables above. Copper reserves for 2008 were calculated at a $2.00 or A$2.40 per pound copper price. Copper reserves for 2007 were calculated at a $1.75 or A$2.00 per pound copper price.

(2)	See footnote (2) to the Gold Proven and Probable Equity Reserves tables above. Tonnages are rounded to nearest 100,000.

(3)	See footnote (3) to the Gold Proven and Probable Equity Reserves tables above. Pounds are rounded to the nearest 10 million.

(4)	Copper cut-off grade varies with level of gold credits.

(5)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained metal are greater than 5% of the total site reported reserves.

(6)	Deposit is currently being developed. Mill startup is expected in mid-2009. Copper cut-off grade varies with level of gold grade. In March 2009, we expect to close the acquisition transaction for the additional 33.33% interest in Boddington from AngloGold Ashanti Ltd., which would increase Newmont’s share to 100% and add approximately 640 million pounds to our equity reserves.

(7)	Deposit is undeveloped. Copper cut-off grade varies with level of gold grade.

(8)	Copper cut-off grade varies with level of gold grade.

The following table reconciles year-end 2008 and 2007 gold proven and probable equity reserves:

Equity
Ounces
(in millions)

December 31, 2007	86.5
Depletion(1)	(6.7)
Revisions and Additions, net(2)	5.2

December 31, 2008	85.0

(1)	Reserves mined and processed in 2008.

(2)	Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 33 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Newmont’s executive officers as of February 11, 2009 were:

Name	Age	Office

Richard T. O’Brien	54	President and Chief Executive Officer
Russell Ball	40	Executive Vice President and Chief Financial Officer
Alan R. Blank	52	Executive Vice President, Legal and External Affairs
Randy Engel	42	Executive Vice President, Strategic Development
Brian A. Hill	49	Executive Vice President, Operations
Guy Lansdown	48	Executive Vice President, Development
Brant Hinze	53	Senior Vice President, North American Operations
Jeffrey R. Huspeni	53	Senior Vice President, African Operations
Carlos Santa Cruz	53	Senior Vice President, South American Operations
David Gutierrez	54	Vice President, Accounting and Tax
Roger Johnson	51	Vice President and Chief Accounting Officer
Thomas P. Mahoney	53	Vice President and Treasurer

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

Mr. O’Brien was elected President and Chief Executive Officer in July 2007, having served as President and Chief Financial Officer from April 2007 to July 2007, Executive Vice President and Chief Financial Officer from September 2006 to April 2007 and Senior Vice President and Chief Financial Officer during 2005 and 2006. Mr. O’Brien was Executive Vice President and Chief Financial Officer of AGL Resources from 2001 to 2005.

Mr. Ball was elected Executive Vice President and Chief Financial Officer in October 2008, having served as Senior Vice President and Chief Financial Officer since July 2007. Mr. Ball served as Vice President and Controller from 2004 to 2007. Previously, he served as Group Executive, Investor Relations, from 2002 to 2004.

Mr. Blank was elected Executive Vice President, Legal and External Affairs, in October 2008, having served as Senior Vice President, Legal and External Affairs since July 2008. Prior to joining Newmont, Mr. Blank was a partner at the law firm of Stoel Rives LLP in Portland, Oregon, where he practiced since 1988.

Mr. Engel was elected Executive Vice President, Strategic Development, in October 2008, having served as Senior Vice President, Strategy and Corporate Development, since July 2007. Mr. Engel served as Vice President, Strategic Planning and Investor relations from 2006 to 2007; Group Executive, Investor Relations from 2004 to 2006; and Assistant Treasurer from 2001 to 2004.

Mr. Hill was elected Executive Vice President, Operations, in October 2008, having served as Vice President, Asia Pacific Operations, since January 2008. Mr. Hill previously served as Managing Director and Chief Executive Officer of Norilsk Nickel Australia Pty Ltd in 2007; Managing Director and Chief Executive Officer of Equatorial Mining Ltd from 2004 to 2006; and Managing Director of Falconbridge (Australia) Pty Ltd from 2000 to 2004.

Mr. Lansdown was elected Executive Vice President, Development, in October 2008, having previously served as Senior Vice President, Project Development and Operations Services, since

July 2007. Mr. Lansdown served as Vice President, Project Engineering from 2006 to 2007; Project Executive, Boddington, from 2005 to 2006; and Operations Manager, Yanacocha from 2003 to 2005.

Mr. Hinze was elected Senior Vice President, North American Operations, in October 2008, having served as Vice President, North American Operations, since 2005. He previously served as General Manager of the Minera Yanacocha operations in Peru from 2003 to 2005 and managed the Minahasa project in Indonesia from 2001 to 2002.

Mr. Huspeni was elected Senior Vice President, African Operations, in October 2008, having served as Vice President, African Operations, since January 2008. Mr. Huspeni previously served as Vice President, Exploration Business Development from 2005 to 2008 and Vice President, Mineral District Exploration, from 2002 to 2005.

Mr. Santa Cruz was named Senior Vice President, South American Operations, in October 2008, having served as Vice President, South American Operations, since 2001. He served as General Manager of Minera Yanacocha S.R.L. from 1997 to 2001.

Mr. Gutierrez was named Vice President, Accounting and Tax in July 2007, having served as Vice President, Tax, from 2005 to 2007. Prior to joining Newmont, he was a partner with KPMG LLP from 2002 to 2005, serving as the Denver office Tax Managing Partner from 2003 to 2005.

Mr. Johnson was elected Vice President and Chief Accounting Officer in February 2008. Mr. Johnson previously served as Controller and Chief Accounting Officer from July 2007 to February 2008; Assistant Controller from 2004 to 2007; Operations Controller and Regional Controller, Australia from 2003 to 2004. Before joining Newmont, Mr. Johnson served as Senior Vice President, Finance and Administration at Pasminco Zinc, Inc.

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

	2008		2007
	High	Low	High	Low

First quarter	$56.22	$45.30	$47.71	$41.42
Second quarter	$52.68	$42.93	$45.00	$38.53
Third quarter	$53.37	$33.73	$48.26	$39.44
Fourth quarter	$40.70	$21.54	$54.50	$44.75

On February 11, 2009, there were outstanding 478,507,759 shares of Newmont’s common stock (including shares represented by CDIs), which were held by approximately 14,814 stockholders of record. A dividend of $0.10 per share of common stock outstanding was declared in each quarter of 2008 and 2007, for a total of $0.40 during each year.

The determination of the amount of future dividends will be made by Newmont’s Board of Directors from time to time and will depend on Newmont’s future earnings, capital requirements, financial condition and other relevant factors.

On February 11, 2009, there were outstanding 10,687,382 Exchangeable Shares, which were held by 46 holders of record. The Exchangeable Shares are exchangeable at the option of the holders into Newmont common stock. Holders of Exchangeable Shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

Issuer purchases of equity securities:

	(a)		(b)	(c)	(d)
Maximum Number
				Total Number of	(or Approximate
	Total			Shares Purchased	Dollar Value)
	Number of		Average	as Part of Publicly	of Shares That May Yet
	Shares		Price Paid	Announced Plans	be Purchased under
Period	Purchased		per Share	or Programs	the Plans or Programs

October 1, 2008 through October 31, 2008	4,275	(1)	$22.83	—	N/A
November 1, 2008 through November 30, 2008	—		$—	—	N/A
December 1, 2008 through December 31, 2008	—		$—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by a Company employee upon vesting for purposes of covering the recipient’s tax withholding obligation.

ITEM 6.	SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2008	2007	2006	2005	2004

Revenues	$6,199	$5,526	$4,882	$4,265	$4,222
Income (loss) from continuing operations	$829	$(963)	$563	$278	$416
Net income (loss) applicable to common shares(1)(2)	$853	$(1,886)	$791	$322	$443
Basic income (loss) per common share:
From continuing operations	$1.83	$(2.13)	$1.25	$0.62	$0.94
Discontinued operations	0.05	(2.04)	0.51	0.10	0.17
Cumulative effect of a change in accounting principle	—	—	—	—	(0.11)

Net income (loss) per common share, basic	$1.88	$(4.17)	$1.76	$0.72	$1.00

Diluted income (loss) per common share:
From continuing operations	$1.82	$(2.13)	$1.25	$0.62	$0.93
Discontinued operations	0.05	(2.04)	0.51	0.10	0.17
Cumulative effect of a change in accounting principle	—	—	—	—	(0.11)

Net income (loss) per common share, diluted	$1.87	$(4.17)	$1.76	$0.72	$0.99

Dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.30

	At December 31,
	2008	2007	2006	2005	2004

Total assets	$15,839	$15,598	$15,601	$13,992	$12,776
Long-term debt, including current portion	$3,542	$2,938	$1,911	$1,918	$1,590
Stockholders’ equity	$7,102	$7,548	$9,337	$8,376	$7,938

(1)	Net income includes the cumulative effect of a change in accounting principle related to a net expense for the consolidation of Batu Hijau of $47 ($0.11 per share, basic) net of tax and minority interest in 2004.

(2)	Net income (loss) includes income (loss) from discontinued operations for Merchant Banking, Pajingo, Zarafshan, Holloway and Golden Grove of $24 ($0.05 per share, basic), ($923) ($2.04 per share, basic), $228 ($0.51 per share, basic), $44 ($0.10 per share, basic) and $74 ($0.17 per share, basic) net of tax in 2008, 2007, 2006, 2005 and 2004, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three years ended December 31, 2008, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2009;

•	“Accounting Developments,” which provides a discussion of recent changes to our accounting policies that have affected our consolidated results and financial position;

•	“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the last three years;

•	“Results of Consolidated Operations,” which sets forth an analysis of the operating results for the last three years;

•	“Recently Issued Accounting Pronouncements,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results; and

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500, and was the first gold company included in the Dow Jones Sustainability Index-World. We are also engaged in the exploration for and acquisition of gold properties. We have significant assets or operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, New Zealand and Mexico.

We face key risks associated with our business. One of the most significant risks is fluctuation in the prices of gold and copper, which are affected by numerous factors beyond our control. Other challenges we face include capital and production cost increases and social, political and environmental issues. Operating costs at our mines are subject to variation due to a number of factors, such as changing commodity prices, ore grades, metallurgy, revisions to mine plans and changes in accounting principles. At foreign locations, operating costs are also influenced by currency fluctuations that may affect our U.S. dollar operating costs. In addition, we must continually replace reserves depleted through production by expanding known ore bodies, by acquisition or by locating new deposits in order to offset the organic decline in production levels which occurs over the long term.

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Years Ended December 31,
	2008	2007	2006

Revenues	$6,199	$5,526	$4,882
Income (loss) from continuing operations	$829	$(963)	$563
Net income (loss)	$853	$(1,886)	$791
Net income (loss) per common share, basic:
Income (loss) from continuing operations	$1.83	$(2.13)	$1.25
Net income (loss)	$1.88	$(4.17)	$1.76
Consolidated gold ounces sold (thousands)(1)	6,255	6,184	7,186
Consolidated copper pounds sold (millions)	290	428	435
Average price received, net(2)
Gold (per ounce)	$874	$697	$594
Copper (per pound)	$2.59	$2.86	$1.54
Costs applicable to sales(3)
Gold (per ounce)	$440	$389	$288
Copper (per pound)	$1.38	$1.05	$0.67

(1)	Includes incremental start-up ounces of 20, 6 and 100 in 2008, 2007 and 2006, respectively. Incremental start-up includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

(2)	After treatment and refining charges and excluding settlement of price-capped forward sales contracts.

(3)	Excludes Amortization, Accretion, the 2007 Loss on settlement of price-capped forward sales contracts and the 2007 Midas redevelopment.

Consolidated Financial Performance

Gold revenues increased in 2008 compared to 2007 primarily due to an increase in the average realized price and an increase in consolidated gold ounces sold. Gold sales increased to 6.3 million ounces in 2008 from 6.2 million ounces in 2007, primarily due to higher production at Yanacocha, Ahafo and Australia/New Zealand, partially offset by lower production at Batu Hijau and Nevada. Copper revenues decreased in 2008 from 2007 due to lower throughput, grade and recovery at Batu Hijau and a decrease in the average realized price (see Results of Consolidated Operations below).

The gold price increases over the last three years were partially offset by lower production and higher production costs as we have seen significant increases in the costs of labor, fuel, power and other bulk consumables. In addition, our 2008 financial and operating results were impacted by the following:

•	Reclamation and remediation costs ($102, primarily at former mining operations);

•	Advanced projects, research and development expense ($166, primarily at our Fort a la Corne JV diamond, Hope Bay, Euronimba and Ghana investments);

•	Losses on write-down of marketable equity securities and other assets ($251, as the credit crisis affected the market for junior mining companies);

•	Write-down of property, plant and mine development ($137, primarily related to assets in Canada, Indonesia and Nevada); and

•	Tax planning and restructuring ($159).

Liquidity

Our financial position was as follows:

	December 31,
	2008	2007

Total debt	$3,542	$2,938
Total stockholders’ equity	$7,102	$7,548
Cash and cash equivalents	$435	$1,231
Marketable equity securities	$621	$1,500

During 2008 our debt and liquidity positions were affected by the following:

•	Net proceeds from the issuance of debt of $591;

•	Net cash provided from continuing operations of $1,403;

•	Capital expenditures of $1,875;

•	Completion of the Miramar acquisition for $325;

•	Dividends paid to common shareholders of $182;

•	Dividends paid to minority interests of $389; and

•	Changes in the value of our marketable equity securities as a result of broad declines in the equity markets.

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

•	Fluctuations in gold and copper prices;

•	We expect higher 2009 consolidated gold sales of approximately 6.35 to 6.85 million ounces, primarily as a result of the start-up of Boddington, completion of the acquisition of the remaining 33.33% of Boddington, as well as increased gold sales at Yanacocha and Batu Hijau, partially offset by lower sales in Nevada;

•	Costs applicable to sales — gold for 2009 are expected to be approximately $400 to $440 per ounce due to the start-up of lower cost production from Boddington (100%), higher expected gold sales from our Yanacocha and Batu Hijau operations, as well as lower oil price and Australian dollar exchange rate assumptions, partially offset by lower by-product credits resulting from lower copper price assumptions;

•	We expect 2009 consolidated copper sales of approximately 460 to 510 million pounds at Costs applicable to sales of approximately $0.65 to $0.75 per pound as a result of higher expected sales, processing higher grade ore and lower waste removal costs.

•	We anticipate capital expenditures of approximately $1,400 to $1,600 in 2009, with approximately 60% in Australia/New Zealand, 15% in Nevada and the remaining 25% invested at other locations. Approximately 45% of the 2009 capital budget is allocated to sustaining investments, with the remaining 55% allocated to project development initiatives, including completion of the Boddington project (100%) in Australia;

•	In March 2009, we expect to close the acquisition transaction for the additional 33.33% interest in Boddington from AngloGold Ashanti Ltd. for $750 payable in cash at closing, $240 payable in cash and/or Newmont common stock, at our option, in December 2009, and a royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable on one-third of gold sales from Boddington.

•	We expect 2009 exploration expenditures of approximately $165 to $175 and 2009 advanced projects, research and development expenditures of approximately $120 to $150.

•	In February 2009, we completed a public offering of $518 convertible senior notes, maturing February 15, 2012 for net proceeds of $504.

•	In February 2009, we completed a public offering of 34,500,000 of our common shares for net proceeds of $1,233.

•	The completion of the Boddington project as well as potential future investments in the Hope Bay project in Canada, the Akyem project in Ghana and the Conga project in Peru will require significant funding. Our operating cash flow may become insufficient to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices and our operational performance, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities and pay dividends could be significantly constrained; and

•	Our 2009 expectations, particularly with respect to sales volumes and costs applicable to sales per ounce or pound, may differ significantly from actual quarter and full year results due to the start-up of our Boddington project (100%) and variations in: mine planning and sequencing, ore grades and hardness, metal recoveries, waste removal, commodity input prices, foreign currency exchange rates and gold and copper sales prices.

Accounting Developments

Variable Interest Entities

In December 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” as revised to require public enterprises to provide additional disclosures about their involvement with Variable Interest Entities (“VIEs”). FSP FAS 140-4 and FIN 46(R)-8 are effective for the Company’s fiscal year ending December 31, 2008. Newmont has adopted the disclosure requirements of FSP FAS 140-4 and FIN 46(R)-8 in the Company’s VIE disclosures.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). FAS 162 was effective November 15, 2008, which was 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The adoption of FAS 162 has had no impact on our consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for our fiscal year beginning January 1, 2009, and are not expected to have a significant impact on the Company.

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

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$14	$14	$—	$—
Marketable equity securities	621	621	—	—
Marketable debt securities	27	—	—	27

	$662	$635	$—	$27

Liabilities:
Trade payable from provisional copper and gold concentrate sales, net	$5	$5	$—	$—
Derivative instruments, net	140	—	140	—
8 5/8% debentures (hedged portion)	92	—	92	—

	$237	$5	$232	$—

Our cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

Our marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by us.

Our marketable debt securities include investments in auction rate securities and asset backed commercial paper. We review fair value for auction rate securities and asset backed commercial paper on at least a quarterly basis. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. We estimated the fair values based on weighted average risk calculations using probabilistic cash flow assumptions. In January 2009, the investments in our asset backed commercial paper were restructured under court order. The restructuring allowed an interest distribution to be made to investors. The auction rate securities and asset backed commercial paper are classified within Level 3 of the fair value hierarchy.

Our net trade payable from provisional copper and gold concentrate sales is valued using quoted market prices based on the forward London Metal Exchange (“LME”) (copper) and the London Bullion Market Association P.M. fix (“London P.M. fix”) (gold) and, as such, is classified within Level 1 of the fair value hierarchy.

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

We have fixed to floating swap contracts to hedge a portion of the interest rate risk exposure of our 8 5/8% uncollateralized debentures due May 2011. The hedged portion of our 8 5/8% debentures are valued using pricing models which require inputs, including risk-free interest rates and credit spreads. Because the inputs are derived from observable market data, the hedged portion of the 8 5/8% debentures is classified within Level 2 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of our Level 3 financial assets (asset backed commercial paper and auction rate securities) for the year ended December 31, 2008.

Balance at beginning of period	$31
Unrealized losses	(7)
Transfers in — auction rate securities	3

Balance at end of period	$27

Unrealized losses of $6 for the period were included in Accumulated other comprehensive (loss) income as a result of changes in C$ exchange rates from December 31, 2007. Unrealized losses of $1 for the period were included in Accumulated other comprehensive (loss) income as a result of mark-to-market changes from December 31, 2007. As of December 31, 2008, the assets classified within Level 3 of the fair value hierarchy represent 4% of the total assets measured at fair value.

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

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 has been applied prospectively for tax benefits on dividends declared in our fiscal year beginning January 1, 2008. The adoption of EITF 06-11 had an insignificant impact on our consolidated financial position, results of operations or cash flows.

Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for uncertainties in the application of the income tax laws to our operations. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax provisions taken or expected to be taken in income tax returns. The cumulative effects of applying this interpretation were recorded as a decrease in retained earnings of $108, an increase of $5 in goodwill, an increase of $4 in minority interest, a decrease in net deferred tax assets of $37 (primarily, as a result of utilization of foreign tax credits and net operating losses as part of the FIN 48 measurement process, offset, in part, by the impact of the interaction of the Alternative Minimum Tax rules) and an increase of $72 in the net liability for unrecognized income tax benefits.

Pensions

As of December 31, 2006, we adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires employers that sponsor one or more defined benefit plans to (i) recognize the funded status of a benefit plan in its statement of financial position, (ii) recognize the gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income, net of tax, (iii) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of adopting FAS 158 decreased Accumulated other comprehensive income by $27 as of December 31, 2006.

Stock Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment ” (“FAS 123(R)”). We adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in 2006 included: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). As a result of adopting FAS 123(R), our Income from continuing operations and Net income for 2008 and 2006 was $10 ($0.02 per share) and $19 ($0.04 per share) lower, respectively, and Loss from continuing operations and Net loss for 2007 was $11 ($0.02 per share) higher than if we had continued to account for share-based compensation under APB 25 as we did prior to January 1, 2006.

Deferred Stripping Costs

On January 1, 2006 we adopted Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance required the recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to earnings in the period of adoption for prior periods. The cumulative effect adjustment reduced retained earnings by $81 (net of tax and minority interests). Adoption of EITF 04-06 had no impact on our cash position or net cash from operations.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Carrying Value of Goodwill

As of December 31, 2008, the carrying value of goodwill was approximately $188. Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill was assigned to various mine site reporting units in the Australia/New Zealand Segment. Our approach to allocating goodwill was to identify those reporting units that we believed had contributed to such excess purchase price. We then performed valuations to measure the incremental increases in the fair values of such reporting units that were attributable to the acquisitions, and that were not already captured in the fair values assigned to such units’ identifiable net assets.

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

Mine Site Goodwill

The assignment of goodwill to mine site reporting units was based on synergies that have been incorporated into our operations and business plans over time. The amount of goodwill assigned to each segment or reporting unit was based on discounted cash flow analyses that assumed risk-adjusted discount rates over the remaining lives of the applicable mining operations. We believe that triggering events with respect to the goodwill assigned to mine site reporting units could include, but are not limited to: (i) a significant decrease in our long-term gold and copper price assumptions; (ii) a decrease in reserves; (iii) a significant reduction in the estimated fair value of mine site exploration potential; and (iv) any event that might otherwise adversely affect mine site production levels or costs. We performed our annual impairment test of mine site goodwill as of December 31, 2008 and determined that the fair value of each mine site reporting unit was in excess of the relevant carrying value as of December 31, 2008. For more information on the discounted cash flows used to value mine site reporting units, see Carrying Value of Long-Lived Assets, below.

Exploration Segment Goodwill

In the fourth quarter of 2007, the Exploration Segment was impaired and the full value of goodwill was written-off. The Exploration Segment is responsible for all activities, whether near-mine or greenfield, associated with the Company’s efforts to discover new mineralized material that could ultimately advance into proven and probable reserves. As discussed in greater detail below, when performing its Exploration Segment goodwill impairment testing, the Company used historic additions to proven and probable reserves as an indication of the expected future performance of the Exploration Segment.

The Exploration Segment’s valuation model attributed all cash flows expected to be derived from future greenfield exploration discoveries, to the Exploration Segment. The valuation model included management’s best estimates of future reserve additions from exploration activities and all revenues and costs associated with their discovery, development and production. Historical proven and probable reserve additions, excluding acquisitions, were used as an indicator of the Exploration Segment’s ability to discover additional reserves in the future. The valuation model assumed that the Company would be able to perpetually develop and produce the assumed additions to proven and probable reserves from future discoveries at existing or new mine site reporting units. Actual reserve additions have varied significantly from year to year due to the time required to advance a deposit from initial discovery to proven and probable reserves and based on the timing of when proven and probable reserves can be reported under the Securities and Exchange Commission Industry Guide 7.

In the fourth quarter of 2007, we performed an impairment test of the Exploration Segment goodwill. Based on the Exploration Segment’s historic additions to proven and probable reserves and management’s best estimates of future reserve additions from exploration activities and all revenues and costs associated with their discovery, development and production, the Exploration Segment’s estimated fair value was negligible. The decreased value attributable to the Exploration Segment resulted primarily from adverse changes in valuation assumptions and the application of a revised industry definition of value beyond proved and probable reserves (“VBPP”). The changes to valuation assumptions included: (i) a significantly lower assumed annual reserve growth rate (from 4% to 3%), (ii) a significant change in the financial markets resulting in a significant increase in the discount rate (from 8% to 10%), and (iii) an increase in finding costs due to a combination of increased spending and reduced exploration success. The revised definition of VBPP ascribes more value to tangible mineral interest than the original definition used by the Company. As a result of applying the new definition of VBPP, the higher value ascribed to the Exploration Segment’s tangible mineral interests reduced the implied value of the Exploration Segment’s goodwill to a negligible value. Based on the negligible valuation, the Exploration Segment goodwill was impaired and the full $1,122 of goodwill was recorded as a non-cash write-down as of December 31, 2007.

Merchant Banking Goodwill

During June 2007, our Board of Directors approved a plan to cease Merchant Banking activities. Merchant Banking previously provided advisory services to assist in managing our portfolio of operating and property interests. Merchant Banking was also engaged in developing value optimization strategies for operating and non-operating assets, business development activities, merger and acquisition analysis and negotiations, monetizing inactive exploration properties, capitalizing on proprietary technology and know-how and acting as an internal resource for other corporate groups to improve and maximize business outcomes. As a result of the Board’s approval of management’s plan to cease Merchant Banking activities, we recorded a $1,665 non-cash charge to impair the goodwill associated with the Merchant Banking Segment during the second quarter of 2007.

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

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable ounces to be produced from proven and probable reserves. To the extent that such costs benefit the entire ore body, they are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of the entire ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that block or area are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of that specific ore block or area.

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

The expected useful lives used in amortization calculations are determined based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for the purpose of amortization calculations.

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data), and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and removed at each stockpile’s average cost per recoverable ounce of gold or pound of copper in the stockpile. Stockpiles are reduced as material is removed and processed further. As of December 31, 2008 and 2007, our stockpiles had a total carrying value of $993 (Batu Hijau, $612; Nevada, $214; Australia/New Zealand, $98; others, $69) and $732, respectively.

Costs that are incurred in or benefit from the productive process are accumulated as stockpiles. We record stockpiles at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and actual production levels. The significant assumptions in determining the NRV for each mine site reporting unit as of December 31, 2008, included production cost and capitalized expenditure assumptions unique to each operation, and a long-term gold price of $800 per ounce. If short-term and long-term metals prices decrease, the value of the stockpiles decrease, and it may be necessary to record a write-down of stockpiles to NRV. During 2008, 2007 and 2006, write-downs of stockpiles to NRV totaled $2, $14 and $2, respectively.

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

Carrying Value of Ore on Leach Pads

Ore on leach pads represent ore that has been mined, crushed, and placed on leach pads where a weak cyanide solution is applied to the surface of the heap to dissolve the gold. Costs are added to ore on leach pads based on current mining costs, including applicable amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover between 50% and 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing),

the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to NRV are accounted for on a prospective basis. The significant assumptions in determining the NRV for each mine site reporting unit as of December 31, 2008, apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $800 per ounce, a long-term copper price of $2.25 per pound and U.S. to Australian dollar exchange rate of $0.75 per A$1.00. If short-term and long-term metals prices decrease, the value of the ore on leach pads decrease, and it may be necessary to record a write-down of ore on leach pads to NRV. During 2008, the Company recorded write-downs of $18 to reduce the carrying value of ore on leach pads to NRV, primarily related to Kori Kollo (Other operations).

Carrying Value of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The significant assumptions in determining the NRV for each mine site reporting unit as of December 31, 2008, apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $800 per ounce, a long-term copper price of $2.25 per pound and U.S. to Australian dollar exchange rate of $0.75 per A$1.00. During 2008, the Company recorded write-downs of $137 to reduce the carrying value of property, plant and mine development, primarily related to mineral interests and other assets in Canada, Indonesia and Nevada.

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

As discussed above under Amortization, various factors could impact our ability to achieve our forecasted production schedules from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

Derivative Instruments

With the exception of the Call Spread Transactions (as described below in Note 21), all financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair market value. Changes in the fair market value of derivatives are recorded in the statements of consolidated income (loss), except for the effective portion of the change in fair market value of derivatives that are designated as a cash flow hedge and qualify for cash flow hedge accounting. Management applies significant judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair market value of derivatives. Certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair market value of these instruments are deferred in Accumulated other comprehensive (loss) income and will be recognized in the statements of consolidated income (loss) when the underlying transaction designated as the hedged item impacts earnings. All derivative contracts accounted for as cash flow hedges are designated against future foreign currency expenditures or future diesel expenditures, where management believes the forecasted transaction is probable of occurring. To the extent that management determines that such future foreign currency or diesel expenditures are no longer probable of occurring, gains and losses deferred in Accumulated other comprehensive (loss) income would be reclassified to the statements of consolidated income (loss) immediately.

Reclamation and Remediation Obligations (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance will occur. We review, on at least an annual basis, the asset retirement obligation at each mine site in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”

Future remediation costs for inactive mines are accrued based on management’s best estimate of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

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

Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, we adopted FIN 48 guidance to record these liabilities (refer to Note 8 of the Consolidated Financial Statements for additional information). We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Consolidated Financial Results

Sales — gold, net for 2008 increased $1,142 compared to 2007 due to a $177 per ounce increase in the average realized price after treatment and refining charges and 57,000 additional ounces sold. Sales — gold, net for 2007 increased $94 compared to 2006 due to a $103 per ounce increase in the average realized price after treatment and refining charges partially offset by 908,000 fewer ounces sold. The following analysis summarizes the change in consolidated gold sales revenue:

	Years Ended December 31,
	2008	2007	2006

Consolidated gold sales:
Gross	$5,460	$4,332	$4,241
Less: Treatment and refining charges	(13)	(27)	(30)

Net	$5,447	$4,305	$4,211

Consolidated gold ounces sold (thousands):
Gross	6,255	6,184	7,186
Less: Incremental start-up sales(1)	(20)	(6)	(100)

Net	6,235	6,178	7,086

Average realized gold price per ounce:
Before treatment and refining charges	$876	$701	$599
After treatment and refining charges	$874	$697	$594

The change in consolidated gold sales is due to:

	2008 vs.	2007 vs.
	2007	2006

Increase (decrease) in consolidated ounces sold	$40	$(544)
Increase in average realized gold price	1,088	635
Decrease in treatment and refining charges	14	3

	$1,142	$94

(1)	Incremental start-up includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

Sales — copper, net decreased in 2008 compared to 2007 due to lower sales volume and lower realized prices. Sales — copper, net increased in 2007 compared to 2006 due to higher realized prices as the final deliveries were made pursuant to the copper collar contracts through February 2007, partially offset by lower production. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

The following analysis reflects the changes in consolidated copper sales:

	Years Ended December 31,
	2008	2007	2006

Consolidated copper sales:
Gross before derivative contracts	$878	$1,409	$1,333
Provisional pricing mark-to-market	(47)	(34)	165
Hedging losses	—	(1)	(633)

Gross after derivative contracts	831	1,374	865
Less: Treatment and refining charges	(79)	(153)	(194)

Net	$752	$1,221	$671

Consolidated copper pounds sold (millions)	290	428	435
Average realized price per pound:
Gross before derivative contracts	$3.03	$3.30	$3.07
Provisional pricing mark-to-market	(0.16)	(0.09)	0.38
Hedging losses	—	—	(1.46)

Gross after derivative contracts	2.87	3.21	1.99
Less: Treatment and refining charges	(0.28)	(0.35)	(0.45)

Net	$2.59	$2.86	$1.54

The change in consolidated copper sales is due to:

	2008 vs.	2007 vs.
	2007	2006

Decrease in consolidated pounds sold	$(443)	$(15)
(Decrease) increase in average realized copper price	(100)	524
Decrease in treatment and refining charges	74	41

	$(469)	$550

The following is a summary of consolidated gold and copper sales, net:

	Years Ended December 31,
	2008	2007	2006

Gold
Nevada, USA	$1,929	$1,616	$1,441
Yanacocha, Peru	1,613	1,093	1,543
Australia/New Zealand:
Tanami, Australia	321	305	250
Kalgoorlie, Australia	264	224	198
Jundee, Australia	342	214	190
Waihi, New Zealand	123	66	71

	1,050	809	709

Batu Hijau, Indonesia	261	351	264
Africa Ahafo, Ghana	435	306	124
Other Operations:
La Herradura, Mexico	83	61	48
Kori Kollo, Bolivia	75	60	77
Golden Giant, Canada	—	8	35

	158	129	160

Corporate	1	1	(30)

	$5,447	$4,305	$4,211

Copper
Batu Hijau, Indonesia	$752	$1,221	$671

Costs applicable to sales — gold increased in 2008 compared to 2007 due to higher diesel costs and higher royalty and workers participation expenses, partially offset by lower waste removal costs at Batu Hijau and higher by-product sales. The increase in 2007 from 2006 resulted from increased labor and diesel costs, the strengthening of the Australian dollar, a full year of operations at Ahafo in Ghana and Phoenix and Leeville in Nevada and higher waste removal costs at Batu Hijau. Costs applicable to sales — copper decreased in 2008 from 2007 due to lower waste removal costs, partially offset by higher diesel, labor and milling costs. Costs applicable to sales — copper increased in 2007 from 2006 due to higher waste removal costs at Batu Hijau. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization increased in 2008 from 2007 due to increased production at Australia/New Zealand and Ahafo, a larger portion of Nevada production being sourced from the Phoenix and Leeville operations and the start-up of the gold mill at Yanacocha and the power plant in Nevada. Amortization increased in 2007 from 2006 due to a full year of operations at Phoenix and Leeville in Nevada and Ahafo in Ghana. Amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease due to the use of the units-of production amortization method for mineral interests and mine development. For a complete discussion, see Results of Consolidated Operations, below. We expect Amortization to increase to approximately $775 to $825 in 2009 (with 100% ownership of the Boddington project).

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable to Sales			Amortization
	Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006

Gold
Nevada, USA	$1,022	$1,021	$960	$246	$220	$180
Yanacocha, Peru	637	490	450	170	160	172
Australia/New Zealand:
Tanami, Australia	220	181	150	39	37	30
Kalgoorlie, Australia	231	191	158	16	24	25
Jundee, Australia	149	138	107	34	26	26
Waihi, New Zealand	55	42	23	33	22	10

	655	552	438	122	109	91

Batu Hijau, Indonesia	124	114	86	25	25	20
Africa
Ahafo, Ghana	205	168	52	63	43	19
Other Operations:
La Herradura, Mexico	38	29	19	8	7	8
Kori Kollo, Bolivia	64	28	26	10	10	9
Golden Giant, Canada	—	2	12	—	—	1

	102	59	57	18	17	18

	2,745	2,404	2,043	644	574	500

Copper
Batu Hijau, Indonesia	399	450	292	80	96	66

Other
Exploration	—	—	—	1	1	3
Australia/New Zealand	—	—	—	3	3	3
Other Operations	—	—	—	—	—	1
Hope Bay, Canada	—	—	—	1	—	—
Corporate and Other	—	—	—	18	21	16

	—	—	—	23	25	23

	$3,144	$2,854	$2,335	$747	$695	$589

The Loss on settlement of price-capped forward sales contracts of $531 in 2007 resulted from the elimination of the entire 1.85 million ounces of forward sales contracts that would have impacted results in 2008 and beyond.

Midas redevelopment of $11 in 2007 resulted from activities undertaken, during the period in which operations were suspended, to regain entry into the mine in order to resume commercial production following a fatal accident that occurred in June 2007.

Exploration increased to $214 in 2008 from $177 in 2007 reflecting increased activity in response to higher gold prices and increased drilling, labor and consumable costs primarily at Hope Bay, Ghana and Conga. We expect Exploration spending to be approximately $165 to $175 in 2009, a decrease from 2008, due to a reduced drilling program related to the Company’s focus on net cash flow generation and a more selective and strategic exploration program. The decrease may adversely affect the timing and extent of new mineral discoveries and the replacement of reserves. Once mineralization is discovered, it will likely take many years from the initial phases of exploration until production, during which time the economic feasibility of production may change.

Advanced Projects, research and development includes the following:

	Years Ended December 31,
	2008	2007	2006

Hope Bay	$39	$—	$—
Fort a la Corne JV	26	—	—
Technical and project services	23	15	25
Euronimba	15	7	3
Akyem	7	6	15
Phoenix	6	7	10
Conga	4	3	6
Other	46	24	22

	$166	$62	$81

Advanced projects, research and development includes project management costs, feasibility studies and drilling costs. Significant projects include the Hope Bay gold project in Nunavut, Canada purchased with the December 2007 Miramar acquisition; the Fort a la Corne JV diamond project in Saskatchewan, Canada; the Euronimba iron ore project in Guinea; the Akyem gold project in Ghana and the Conga copper and gold project in Peru. Fort a la Corne JV was included in Exploration in 2007 and 2006 with spending of $17 and $6, respectively. We expect Advanced projects, research and development spending to be approximately $120 to $150 in 2009, a decrease from 2008, due to a focus on net cash flow generation. The decrease in project development spending may adversely affect the timing of our ability to complete certain projects.

General and administrative expense remained stable over the period from 2006 to 2008. General and administrative expense as a percentage of revenues was 2.3% in 2008, compared to 2.6% and 2.8% in 2007 and 2006, respectively. We expect General and administrative expenses to be approximately $140 to $150 in 2009.

Write-down of goodwill in 2007 was $1,122 ($nil for 2008 and 2006) and was related to the Exploration segment. The impairment resulted primarily from adverse changes in valuation assumptions and the application of a revised industry definition of value beyond proven and probable reserves (“VBPP”). The changes to valuation assumptions included: (i) a significantly lower assumed annual reserve growth rate (from 4% to 3%), (ii) a significant change in the financial markets resulting in a significant increase in the discount rate (from 8% to 10%), and (iii) an increase in finding costs due to a combination of increased spending and reduced exploration success. The revised definition of VBPP ascribes more value to tangible mineral interest than the original definition used by the Company. As a result of applying the new definition of VBPP, the higher value ascribed to the Exploration Segment’s tangible mineral interests reduced the implied value of the Exploration Segment’s goodwill to a negligible value.

Write-down of property, plant and mine development totaled $137, $10 and $3 for 2008, 2007 and 2006, respectively. The 2008 write-down primarily related to mineral interests and other assets in Canada, Indonesia and Nevada. The Fort a la Corne JV assets were impaired based on 2008 geologic results and potential project economics leading to our decision to cease funding our share of project development costs after January 2009. The assets were written-down to estimated recoverable value. The 2007 write-down primarily related to assets in Indonesia and Australia. The 2006 write-down related to assets in Peru and Indonesia.

For a discussion of our policy for assessing the carrying value of goodwill and long-lived assets for impairment, see Critical Accounting Policies, above.

Other expense, net includes the following:

	Years Ended December 31,
	2008	2007	2006

Reclamation estimate revisions	$102	$29	$47
Community development	65	58	55
Regional administration	48	38	38
Western Australia power plant	18	11	1
Peruvian royalty	18	10	22
Batu Hijau divestiture and arbitration	15	3	—
Pension settlement loss	13	17	—
World Gold Council dues	11	11	13
Accretion, non-operating	10	8	3
Provision for bad debts	9	1	—
Buyat Bay settlement and other	3	12	22
Other	48	48	50

	$360	$246	$251

During 2008 we reclassified community development and regional administration from Costs applicable to sales to Other expense, net. The 2007 and 2006 amounts were reclassified to conform to the 2008 presentation.

Reclamation estimate revisions relate to changes in environmental obligation estimates at inactive mines. Revisions in 2008 were primarily for Mt. Leyshon in Australia and the Midnite mine in Washington, USA. Pension settlement losses relate to senior management retirements. The Buyat Bay settlement relates to legal and other costs incurred in regards to pollution allegations at the former Minahasa mine site.

Beginning in 2006, Yanacocha recorded a charge to Other expense, net related to an agreement with the Peruvian government to provide for a negotiated royalty payment during high metal prices for community improvements. The negotiated royalty is based on 3.75% of Yanacocha’s net income beginning January 1, 2006 for a period of up to five years.

Other income, net is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Canadian Oil Sands Trust income	$110	$47	$30
Gain on sale of exploration property	32	—	—
Gain on sale of investments, net	30	—	—
Interest income	29	50	67
Income from development projects, net	12	3	19
Gain on other asset sales, net	10	16	19
Gain (loss) on ineffective portion of derivative instruments, net	10	4	(60)
Foreign currency exchange (losses) gains, net	(12)	25	5
Write-down of investments	(114)	(46)	—
Loss on early retirement of debt	—	—	(40)
Other	16	7	13

	$123	$106	$53

Canadian Oil Sands Trust income increased in 2008 due to significantly higher oil prices through the majority of 2008. Gain on sale of investments, net in 2008 was attributable to the sale of marketable equity securities. Interest income decreased due to lower investment yields and reduced levels of invested funds.

Income from development projects includes gold and copper sales, net of incremental operating costs incurred, from de minimis production prior to commercial operation. Income from development projects included the Awonsu pit in Ahafo in 2008, the Bobstar pit in Nevada in 2007 and the Phoenix and Leeville operations in Nevada in 2006.

The 2006 loss on ineffective portion of derivative instruments includes $56 for the copper collar instruments designated as cash flow hedges. Other losses relate to the ineffective portion of legacy gold puts held in Australia.

Foreign currency exchange losses in 2008 resulted from the strengthening of the U.S. dollar, particularly in the fourth quarter. The Australian dollar exchange rate decreased by approximately 22% from December 31, 2007.

Write-down of investments totaled $114, $46, and $nil in 2008, 2007 and 2006, respectively, primarily related to the impairment of investments in Shore Gold Inc. and Gabriel Resources Ltd. in both 2008 and 2007.

In 2006, we settled our remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract which required delivery of 17,951 ounces of gold in December 2006 and 179,062 ounces of gold in June 2007. This settlement resulted in cash payments of $96, a $48 reduction to the current portion of long-term debt and a $40 pre-tax loss on early retirement of debt.

Interest expense, net of capitalized interest was $102, $105 and $97 for 2008, 2007 and 2006, respectively. Capitalized interest totaled $47, $50 and $57 in each year, respectively. Interest costs decreased in 2008 primarily due to the repayment of borrowings at Batu Hijau and Australia, partially offset by increased borrowings under our revolving credit facility and a full year of interest on the $1,150 convertible senior notes issued in July 2007. Interest costs increased in 2007 due to the issuance of the $1,150 convertible senior notes and the $200 bond issuance at Yanacocha in July 2006. These increases were partially offset by capitalized interest due to construction of Leeville, Phoenix and the power plant in Nevada, the Ahafo project in Ghana and the Boddington project in Australia. We expect Interest expense, net of capitalized interest to be approximately $150 to $160 in 2009 due to higher levels of debt related to the February 2009 public offering of $518 convertible senior notes and the adoption of a recent accounting pronouncement, FSP APB 14-1, which will increase non-cash interest expense by approximately $55 (see Recently Issued Accounting Pronouncements below).

Income tax expense was $113 in 2008, compared to $200 and $326 in 2007 and 2006, respectively. The effective tax rates were 9%, (57%), and 26% in 2008, 2007 and 2006, respectively. Without the $1,122 goodwill impairment charge in 2007 (which is not deductible for tax purposes and for which no related income tax benefit can be claimed), the effective tax rate for 2007 would have been 26%. The factors that most significantly impacted our effective tax rates for the three periods are percentage depletion and resource allowances, the rate differential related to foreign earnings indefinitely invested, valuation allowances related to deferred tax assets, foreign earnings net of foreign tax credits, earnings attributable to minority interests in subsidiaries and affiliated companies, changes in estimates of reserves for income tax uncertainties, foreign currency translation gains and losses, impacts of the analysis of income taxes payable and U.S. book and tax basis of assets and liabilities, changes in tax laws, goodwill impairment and the impact of certain specific transactions. Many of these factors are sensitive to the average realized price of gold and other metals.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by U.S. subsidiaries included in our consolidated United States income tax return. The deductions are highly sensitive to the price of gold and other minerals produced by the Company. For 2006 and prior years, similar types of deductions were available for mining operations in Canada. The tax benefits from percentage depletion and resource allowances were $130, $70 and $77 in 2008, 2007 and 2006, respectively. The increase in 2008 compared to 2007 primarily is due to the increase in gold price.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effect of these differences is shown in Note 8 to the Consolidated Financial Statements as either a foreign rate differential or the effect of foreign earnings, net of credits. Differences in tax rates and other foreign income tax law variations make our ability to fully utilize all of our available foreign income tax credits on a year-by-year basis highly dependent on the price of the gold and copper produced by the Company and the costs of production, since lower prices or higher costs can result in our having insufficient sources of taxable income in the United States to utilize all available foreign tax credits. Such credits have limited carry back and carry forward periods and can only be used to reduce the United States income tax imposed on our foreign earnings included in our annual United States consolidated income tax return. The effects of foreign earnings, net of allowable credits, resulted in an increase of income tax expense of $5, $10 and $7, in 2008, 2007 and 2006, respectively. The effect of different income tax rates in countries where earnings are indefinitely reinvested contributed to an increase in our income tax expense of $20, $7 and $70 in 2008, 2007 and 2006, respectively.

The tax effect of changes in local country tax laws, as shown in our effective tax reconciliation in Note 8 to the Consolidated Financial Statements, resulted in a net tax benefit of $nil, $4 and $71 in 2008, 2007 and 2006, respectively. The net tax benefit in 2007 is primarily related to a decrease in Canadian federal and provincial statutory tax rates and a decrease in New Zealand tax rates. The net tax benefit in 2006 is primarily related to adopting the U.S. dollar as our functional currency for Australian tax reporting purposes and a decrease in the Canadian federal and provincial statutory tax rates.

The need to record valuation allowances related to our deferred tax assets (primarily attributable to net operating losses and tax credits) is principally dependent on the following factors: (i) the extent to which the net operating losses and tax credits can be carried back and yield a tax benefit; (ii) our long-term estimate of future average realized minerals prices; and (iii) the degree to which many of the tax laws and income tax agreements that apply to us and our subsidiaries around the world tend to create significant tax deductions early in the mining process. These up-front deductions can give rise to net operating losses and tax credit carry forwards in circumstances where future sources of taxable income may not coincide with available carry forward periods even after taking into account all available tax planning strategies. Furthermore, certain liabilities, accrued for financial reporting purposes, may not be deductible for tax purposes until such liabilities are actually funded which could happen after mining operations have ceased, when sufficient sources of taxable income may not be available. Changes to valuation allowances increased income tax expense by $31, and decreased income tax expense by $17 and $3 in 2008, 2007 and 2006, respectively. The change in 2008 primarily is related to losses recorded on the decrease in value of certain marketable securities investments.

We consolidate certain subsidiaries of which we do not own 100% of the outstanding equity. However, for tax purposes, we are only responsible for the income taxes on the portion of the taxable earnings attributable to our ownership interest of each consolidated entity. Such minority interests contributed $19, $4 and $15 in 2008, 2007 and 2006, respectively, as reductions in our income tax expense.

In 2008, tax expense decreased by $69 relating to the reduction in income taxes resulting from revised estimates of reserves for uncertain income tax positions recorded under FIN 48 in jurisdictions where statutes of limitations expired or where uncertain income tax positions were considered effectively settled.

Our tax expense decreased by $21, $nil and $1 in 2008, 2007 and 2006 respectively due to changes in foreign currency exchange rates. In 2008, this amount is the U.S. income tax effect of realized translation losses attributable to Canadian dollar-denominated debt instruments that were converted to equity. Because we intend to indefinitely reinvest earnings from Newmont Mining Corporation of Canada Limited, no offsetting United States deferred income tax effect can be recorded.

During 2008, tax expense decreased by $159 related to restructuring the form of one of the Company’s non-US subsidiaries. This transaction gave rise to a significant loss that will allow the Company to recover income taxes paid in prior years.

During 2006 we completed a reconciliation of our U.S. book and tax basis assets and liabilities as well as a detailed analysis of our income taxes payable. This exercise identified differences of $27, which was recognized as a tax benefit in 2006.

Based on the uncertainty and inherent unpredictability of the factors influencing our effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods. The effective tax rate is expected to be between 28% and 32% in 2009.

Minority interest in income (loss) of consolidated subsidiaries was as follows:

	Years Ended December 31,
	2008	2007	2006

Yanacocha	$232	$108	$256
Batu Hijau	98	299	103
Other	(1)	3	4

	$329	$410	$363

Minority interest in income of subsidiaries decreased in 2008 from 2007 as a result of lower earnings at Batu Hijau partially offset by increased earnings at Yanacocha (see Results of Consolidated Operations, Batu Hijau Operations and Yanacocha Operations). The 2007 increase from 2006 resulted from increased earnings at Batu Hijau and a $25 charge in 2007 related to the repayment of the carried interest loan at Batu Hijau, partially offset by decreased earnings at Yanacocha (see Results of Consolidated Operations, Batu Hijau Operations and Yanacocha Operations).

Equity (loss) income of affiliates was as follows:

	Years Ended December 31,
	2008	2007	2006

AGR Matthey Joint Venture	$(2)	$1	$1
Regis Resources NL	(3)	(8)	(2)
European Gold Refineries	—	6	3

	$(5)	$(1)	$2

In 2008, Newmont purchased additional shares of European Gold Refineries (“EGR”) resulting in consolidation. See Note 13 to the Consolidated Financial Statements for a discussion of the acquisition.

Income (loss) from discontinued operations was as follows:

	Years Ended December 31,
	2008	2007	2006

Sales — gold, net	$—	$119	$157
Income from operations:
Royalty portfolio	$6	$123	$67
Pajingo	—	8	12
Zarafshan	—	—	6

	6	131	85

Gain on sale of operations:
Pajingo	1	8	—
Zarafshan	—	77	—
Holloway	—	—	13

	1	85	13

Gain on sale of royalty assets	—	905	—
Gain on sale of Alberta oil sands project	—	—	266
Gain on sale of Martabe	—	—	30
Loss on impairment of goodwill and other assets	—	(1,665)	(101)

Pre-tax income (loss)	7	(544)	293
Income tax benefit (expense)	17	(379)	(65)

Income (loss) from discontinued operations	$24	$(923)	$228

Discontinued operations include our royalty portfolio and Pajingo operation, both sold in 2007, as well as the Zarafshan-Newmont Joint Venture (“Zarafshan”) expropriated by the Uzbekistan government in 2006 and the Holloway operation and Martabe project, both sold in 2006.

In December 2007, we sold substantially all of Pajingo’s assets for cash and marketable equity securities totaling $23 resulting in a gain of $8. Additional Pajingo asset sales resulted in a gain of $1 in 2008.

In June 2007, our Board of Directors approved a plan to cease Merchant Banking activities. As part of this plan, we decided to dispose of the assets recorded in our royalty portfolio and a portion of our marketable equity securities portfolio and to cease further investments in marketable equity securities that do not support our core gold mining business. In June 2007, we recorded a $1,665 non-cash charge to impair the goodwill associated with the Merchant Banking Segment. In December 2007, we received net cash proceeds of $1,187 and recognized a gain of $905 related to the sale of the royalty portfolio. In 2008, we recognized additional royalty portfolio revenue of $6 in excess of our 2007 estimate and recorded a $19 tax benefit related to the US tax return true-up on the sale of the royalty portfolio.

In 2006, we recorded an impairment loss of $101 due to the Uzbekistan government’s expropriation of the Zarafshan operation. In 2007, after pursuing international arbitration, we received proceeds of $80 and recognized a gain of $77 related to the settlement.

In 2006, we received $271 net cash proceeds for the Alberta oil sands project, resulting in a $266 gain, received $42 net cash proceeds and approximately 43 million Agincourt shares valued at $37 for the Martabe project, resulting in a $30 gain and received $40 net cash proceeds plus certain royalties for the Holloway assets, resulting in a $13 gain.

Accumulated other comprehensive (loss) income, net of tax decreased $1,210 in 2008 due to impacts of stock and bond market declines, interest rate reductions and the appreciation of the

U.S. dollar. The decrease included non-cash adjustments for a $573 loss in value of marketable securities, a $387 loss on the translation of subsidiaries with non- U.S. dollar functional currencies, a $130 net loss related to pension liability adjustments and a $120 net loss on derivatives designated as cash flow hedges. Accumulated other comprehensive (loss) income, net of tax increased $284 in 2007 and included non-cash adjustments for a $113 gain in value of marketable securities, a $33 gain related to a pension liability adjustment, and a $138 gain on the translation of subsidiaries with non-U.S. dollar functional currencies. Accumulated other comprehensive (loss) income, net of tax increased $322 in 2006 and included a $272 gain in value of marketable securities, a $47 net gain for unrealized gains on derivatives designated as cash flow hedges and a $17 net gain related to a pension liability adjustment, offset by a loss of $14 on the translation of subsidiaries with non-U.S. dollar functional currencies.

Results of Consolidated Operations

	Gold Ounces or Copper
	Pounds Sold(1)			Costs Applicable to Sales(2)			Amortization
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(ounces in thousands)			($ per ounce)			($ per ounce)

Gold
Nevada	2,225	2,341	2,534	$460	$437	$394	$111	$94	$74
Yanacocha(3) (51.35% owned)	1,843	1,565	2,572	346	313	175	92	103	67
Australia/New Zealand	1,187	1,153	1,176	552	479	373	103	94	78
Batu Hijau(3)(4)	299	494	435	414	232	197	85	50	46
Africa	521	446	202	408	376	257	126	96	94
Other(3)	180	185	267	566	322	213	100	91	69

Total/Weighted-Average	6,255	6,184	7,186	$440	$389	$288	$104	$93	$71

	(pounds in millions)			($ per pound)			($ per pound)

Copper
Batu Hijau(2)(3)	290	428	435	$1.38	$1.05	$0.67	$0.28	$0.22	$0.15

(1)	Includes incremental start-up ounces of 20, 6 and 100 in 2008, 2007 and 2006, respectively.

(2)	Excludes Amortization, Accretion, Loss on settlement of price-capped forward sales contracts and the 2007 Midas redevelopment.

(3)	Consolidated gold ounces and copper pounds sold includes minority interests’ share.

(4)	Economic interest decreased to 45% from 52.875% on May 25, 2007.

Consolidated gold ounces sold increased in 2008 from 2007 due to:

•	higher production at Yanacocha due to start-up of milling operations;

•	higher production at Ahafo due to higher ore grades; partially offset by

•	lower production at Batu Hijau due to lower ore grades, throughput and recovery.

Consolidated gold ounces sold decreased in 2007 from 2006 due to:

•	lower production at Nevada due to lower ore grades;

•	lower production at Yanacocha due to lower ore grade and tons placed on the leach pads; partially offset by

•	a full year of operations at Ahafo and Leeville and Phoenix (Nevada); and

•	higher production at Batu Hijau due to higher ore grades.

Consolidated copper pounds sold decreased in 2008 from 2007 due to the mining sequence resulting in lower ore grades, throughput and recovery at Batu Hijau. Consolidated copper pounds sold decreased in 2007 from 2006 as a result of an increase in concentrate inventory at year-end due to the timing of shipments.

Costs applicable to sales per consolidated gold ounce sold increased in 2008 compared to 2007 due to higher diesel, royalty and labor costs, partially offset by lower waste removal costs at Batu Hijau and higher by-product sales. Costs applicable to sales per consolidated gold ounce sold increased in 2007 compared to 2006 due to increased labor and diesel costs, the strengthening of the Australian dollar, a full year of operations at Phoenix and Leeville in Nevada and higher waste removal costs at Batu Hijau. Costs applicable to sales per consolidated copper pound increased in 2008 compared to 2007 due to lower copper production. Costs applicable to sales per consolidated copper pound increased in 2007 compared to 2006 due to increased operating costs.

We expect 2009 consolidated gold sales of approximately 6.35 to 6.85 million ounces, primarily due to higher production from Australia as a result of the start-up of Boddington and higher production from Batu Hijau as the mining sequence shifts to processing higher ore grades and higher throughput. Costs applicable to sales per ounce for 2009 are expected to be approximately $400 to $440 per ounce as a result of lower cost ounces from the start-up of Boddington (100%), higher expected sales from Yanacocha and Batu Hijau production, as well as lower oil price and Australian dollar exchange rate assumptions, partially offset by lower by-product credits associated with lower copper price assumptions. We expect 2009 consolidated copper sales of approximately 460 to 510 million pounds at Costs applicable to sales of approximately $0.65 to $0.75 per pound as a result of higher expected sales, processing higher grade ore and lower waste removal costs.

Nevada Operations

	Gold Ounces Sold(1)			Costs Applicable to Sales(2)			Amortization
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in thousands)			($ per ounce)			($ per ounce)

Nevada	2,225	2,341	2,534	$460	$437	$394	$111	$94	$74

(1)	Includes incremental start-up ounces of 1, 6, and 100 in 2008, 2007 and 2006, respectively.

(2)	Excludes Amortization, Accretion, the 2007 Loss on settlement of price-capped forward sales contracts and the 2007 Midas redevelopment.

Gold ounces sold in Nevada decreased in 2008 from 2007 due to the completion of milling at Lone Tree, lower production at Twin Creeks and reduced ore processing by third parties experiencing operating and financial difficulties, partially offset by higher production from Midas, Leeville and leach pads. Open pit ore mined decreased to 37.4 million tons in 2008, down from 42.6 million tons in 2007, due to mine sequencing at Twin Creeks and Phoenix. Underground ore mined increased to 2.5 million tons in 2008, up from 1.9 million tons in 2007, due to an 80% increase at Leeville. Ore milled decreased to 24.8 million tons from 25.5 million tons in 2007, while mill ore grade decreased 5% due to processing lower grade Twin Creeks stockpiles. Ore placed on leach pads increased to 19.8 million tons in 2008, up from 14.0 million tons in 2007, primarily as a result of mine sequencing at Gold Quarry and the start-up of Bobstar. Costs applicable to sales per ounce increased in 2008 compared to 2007 as lower production, increased diesel and other commodity costs, increased underground mining costs, higher royalties and taxes were partially offset by the completion of higher cost Carlin East mining and Lone Tree processing, start-up of the power plant and higher by-product credits. Amortization per ounce increased 18% from 2007 due to more production being sourced from Leeville, additional haul trucks at Phoenix and the start-up of the power plant.

Gold ounces sold in Nevada decreased in 2007 from 2006 due to the milling of lower grade ore, completion of mining at Lone Tree and the temporary suspension of mining operations at Midas, partially offset by a full year of operations at Phoenix and Leeville. Open pit ore mined increased to 42.6 million tons in 2007, up from 38.4 million tons in 2006 and underground ore production increased to 1.9 million tons in 2007 from 1.7 million tons in 2006 due to a full year of operations at Phoenix and Leeville. Ore milled increased to 25.5 million tons from 17.9 million tons in 2006, while mill ore grade decreased 23% with the processing of lower grade ore from Phoenix. Ore placed on leach pads decreased 37% in 2007 compared to 2006 primarily as a result of mine sequencing at Gold Quarry and Twin Creeks and the completion of mining at Lone Tree in 2006. Processing at the Lone Tree mill continued in 2007 with ore hauled from Twin Creeks. Nevada’s Costs applicable to sales per ounce increased in 2007 compared to 2006 as lower production, higher cost production from Phoenix, the suspension of lower cost mining operations at Midas and increased labor, diesel and commodity costs were partially offset by lower surface mining costs. Surface mining costs were lower due to completion of mining at Lone Tree in 2006 and work on capital projects at Carlin, partially offset by a full year of mining at Phoenix. Amortization per ounce increased 27% from 2006 as a result of a full year of Phoenix and Leeville operation.

Our Midas operation in Nevada was suspended from June to October 2007 after a fatal accident. Mining activities ramped-up and returned to historic production levels during 2008.

Consolidated gold sales are expected to decline in 2009 to approximately 1.8 to 2.0 million ounces, primarily due to lower expected ore grades, fewer expected oxide leach pad additions, the continued suspension of a third-party operated processing facility and lower recoveries at Mill 6 and the completion of underground mining activities at Deep Post by the end of 2009. Costs applicable to sales in 2009 are expected to be approximately $535 to $575 per ounce, primarily due to lower production and lower by-product credits from Phoenix copper sales, partially offset by lower diesel costs and a full-year of power provided from our power plant completed in mid-2008.

Yanacocha Operations

	Gold Ounces Sold(1)			Costs Applicable to Sales(2)			Amortization
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in thousands)			($ per ounce)			($ per ounce)

Yanacocha	1,843	1,565	2,572	$346	$313	$175	$92	$103	$67

(1)	Consolidated gold ounces sold includes minority interests’ share (51.35% owned).

(2)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

Consolidated gold ounces sold at Yanacocha increased in 2008 from 2007 due to the start-up of milling operations, partially offset by lower leach production. Ore placed on the leach pads decreased to 97.8 million tons in 2008 from 98.3 million tons in 2007 while leach ore grades decreased 5% to 0.018 ounces per ton. Gold production increased by 16% primarily due to 304,200 ounces from the new mill. Start up of the mill occurred in late March and commercial production was achieved in the second quarter of 2008. Costs applicable to sales increased $33 per ounce in 2008 due to higher diesel and commodity costs and higher workers participation and royalty costs as a result of higher gold prices, partially offset by higher gold production and higher by-product credits. Amortization per ounce decreased 11% from 2007 as a result of higher gold production partially offset by amortization of the new mill.

Consolidated gold ounces sold at Yanacocha decreased in 2007 compared to 2006 due to fewer ore tons and lower grade ore placed on the leach pads. Ore mined decreased to 98.6 million tons in 2007 from 115.8 million tons in 2006. Ore grade decreased by 27% in 2007 compared to 2006 due to mine sequencing. The proportion of waste mined increased from 0.9 to 1.1 waste tons per ton of ore in 2007 compared to 2006 as expected in the mine plan. Costs applicable to sales increased $152 per ounce in 2007 primarily due to lower production, which impacted unit costs by approximately $125 per ounce, as well as increased labor, diesel, mine maintenance and other costs, partially offset by lower royalties and workers’ participation costs.

Consolidated gold sales are expected to increase in 2009 to approximately 1.9 to 2.0 million ounces, primarily from a full year of mill operation. Costs applicable to sales at Yanacocha are expected to decrease in 2009 to approximately $290 to $310 per ounce, primarily due to increased sales, lower expected diesel costs and increased silver by-product credits from a full year of mill operation.

In 2008, 2007 and 2006, Yanacocha recorded $18, $10 and $22 to Other expense, net, respectively, related to an agreement with the Peruvian government to provide for a royalty payment for community improvements. The negotiated royalty is based on 3.75% of Yanacocha’s net income beginning January 1, 2006 for a period of up to five years.

In May 2007, a new Collective Bargaining Agreement expiring in February 2010 was completed.

Australia/New Zealand Operations

	Gold Ounces Sold			Costs Applicable to Sales(1)			Amortization
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in thousands)			($ per ounce)			($ per ounce)

Jundee	377	298	306	$395	462	$351	$91	$88	$85
Tanami	365	439	418	604	413	359	108	85	72
Kalgoorlie (50% owned)	304	323	332	760	591	477	52	74	76
Waihi	141	93	120	390	451	191	234	226	83

Total/Weighted-Average	1,187	1,153	1,176	$552	$479	$373	$103	$94	$78

(1)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

Australia/New Zealand gold ounces sold increased in 2008 compared to 2007 due to higher production at Jundee and Waihi, partially offset by lower production at Tanami. Costs applicable to sales per ounce increased due to increased input costs, particularly diesel, electricity and labor, and movements in the Australian dollar exchange rate, partially offset by lower administrative costs. During 2008, a portion of the Australian and New Zealand dollar denominated operating expenditures were hedged which increased Costs applicable to sales by $14, or $12 per ounce due to the sharp weakness in the Australian and New Zealand dollars experienced late in the year. Amortization per ounce increased 10% due to an increase in underground mine development at Tanami, Jundee and Waihi.

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

Consolidated gold sales are expected to increase in 2009 to approximately 1.5 to 1.6 million ounces, primarily as a result of start-up of Boddington project (100%) in mid-2009. Costs applicable to sales are expected to decrease to approximately $440 to $480 per ounce in 2009, primarily driven by the start-up of Boddington, lower costs at the Kalgoorlie operation, lower diesel price and lower Australian dollar exchange rate assumptions.

Jundee, Australia.  Gold ounces sold increased in 2008 compared to 2007, due to higher grade and a change in the mining sequence resulting in additional high grade ore mined from Westside, partially offset by lower mill throughput. Costs applicable to sales per ounce decreased 15%, attributable to higher production and lower milling costs, partially offset by higher fuel and power costs, and movements in the Australian dollar exchange rate, which increased Costs applicable to sales by approximately $13 per ounce.

Gold ounces sold decreased in 2007 compared to 2006 as a result of lower production, partially offset by inventory sales. Mill throughput decreased 26% due to the consolidation of milling operations into one plant, partially offset by 28% higher mill ore grade. Costs applicable to sales per ounce increased due to the stronger Australian dollar, which increased Costs applicable to sales by approximately $42 per ounce, lower production, and higher underground mining and power costs.

Tanami, Australia.  Gold ounces sold decreased in 2008 from 2007 due to a 15% decrease in mill ore grade. Costs applicable to sales per ounce increased 46%, due to lower production, higher contracted services costs, higher milling costs and movements in the Australian dollar exchange rate, which increased Costs applicable to sales by approximately $20 per ounce.

Gold ounces sold increased in 2007 compared to 2006 as a result of inventory sales. Costs applicable to sales per ounce increased due to the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $29 per ounce, increased underground mining and milling costs due to being in a deeper part of the mine which results in increased backfill activity and fuel and labor costs, partially offset by lower royalties.

Kalgoorlie, Australia.  Gold ounces sold decreased in 2008 compared to 2007 due to a draw-down of gold inventories in 2007, not repeated in 2008. Costs applicable to sales per ounce increased 29%, due to lower production, higher fuel costs, additional leased trucks, higher waste tons mined and movements in the Australian dollar exchange rate, which increased Costs applicable to sales by approximately $23 per ounce, partially offset by lower milling and administrative costs.

Gold ounces sold decreased in 2007 compared to 2006 as a result of a 13% decrease in ore grade milled, partially offset by inventory sales. Costs applicable to sales per ounce increased due to the strengthening of the Australian dollar, which increased Costs applicable to sales by approximately $51 per ounce, lower production and higher mining costs. Mining costs were higher primarily due to increased sound abatement, contract maintenance, drilling, fuel and tire costs.

Waihi, New Zealand.  Gold ounces sold increased in 2008 from 2007, due to significantly higher mill throughput as mill maintenance was completed in the first quarter of 2007, and milling more Favona underground ore partially offset by 12% lower mill ore grade. Costs applicable to sales per ounce were 14% lower due to higher production and higher by-product credits.

Gold ounces sold decreased in 2007 compared to 2006 as a result of the transition to mining the Martha open pit south layback and Favona underground in 2007. Costs applicable to sales per ounce increased in 2007 compared to 2006 as a result of the strengthening of the New Zealand dollar which increased Costs applicable to sales by approximately $51 per ounce and lower production.

Development of the Boddington project remains on schedule and was approximately 89% complete as of December 31, 2008 with initial mill start up expected in mid-2009. The expected capital cost for the project is between $2,600 and $2,900 on a 100% basis. In 2007, the Company commenced a hedging program to reduce the variability of the Australian denominated capital expenditures related to Boddington. As of December 31, 2008, we have hedged 83% of our 66.67% ownership forecasted Australian denominated capital expenditures at Boddington in 2009.

Batu Hijau Operations

	Gold Ounces or Copper Pounds Sold			Costs Applicable to Sales(1)			Amortization
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(ounces in thousands)			($ per ounce)			($ per ounce)

Gold
Batu Hijau(2)(3)	299	494	435	$414	$232	$197	$85	$50	$46

	(pounds in millions)			($ per pound)			($ per pound)
Copper
Batu Hijau(2)(3)	290	428	435	$1.38	$1.05	$0.67	$0.28	$0.22	$0.15

(1)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

(2)	Consolidated gold ounces and copper pounds sold includes minority interests’ share.

(3)	Economic interest decreased to 45% from 52.875% on May 25, 2007.

Consolidated copper pounds and gold ounces sold at Batu Hijau decreased in 2008 from 2007 due to lower throughput, ore grade and recovery. Batu Hijau experienced heavy rainfall during the first quarter of 2008 causing minor damage to pit infrastructure, as well as adding significant amounts of water to the pit, delaying planned access to higher grade Phase 4 ore in the bottom of the pit until late in the third quarter of 2008. Mill throughput was 19% lower in 2008 compared to 2007 due to processing harder ores and blending limitations as a majority of 2008 ore was sourced from stockpiles and Phase 5 ore. Ore processed during 2008 was lower in grade and contributed to lower recovery than ores processed in 2007. Costs applicable to sales per pound of copper and per ounce of gold increased in 2008, compared to 2007, as a result of higher mining costs due to increased diesel, labor and milling costs, partially offset by lower waste tons mined. Costs applicable to sales per ounce of gold also increased as a higher co-product allocation of costs was made to gold as a result of higher gold prices and lower copper prices. Amortization per pound of copper and ounce of gold increased due to lower production.

Consolidated copper sales decreased slightly in 2007 from 2006, due to increased year-end concentrate inventories, partially offset by 7% higher production. Consolidated gold sales increased in 2007 from 2006 due to 22% higher production, partially offset by increased year-end concentrate inventories. Increased mill throughput from an improved grinding circuit control system was offset by extended mill downtime in the fourth quarter of 2007 to repair a damaged mill motor. Copper production increased due to a 9% increase in ore grade, partially offset by slightly lower recoveries. Gold production increased due to a 17% increase in ore grade and a 3% increase in recovery. Concentrate inventories increased due to the timing of shipments. Costs applicable to sales per pound of copper and per ounce of gold increased in 2007 compared to 2006 due to the significant processing of ore from stockpiles and higher proportion of waste tons mined. The ratio of waste tons to ore tons increased from 1.3 in 2006 to 7.3 in 2007. In 2007, most of the mining occurred with Phase 5 waste removal to prepare this phase for future production, while 2006 mining occurred substantially in Phase 4 ore. Costs applicable to sales also increased due to higher labor and maintenance costs and regional taxes.

The average realized net copper price decreased to $2.59 per pound in 2008 from $2.86 per pound in 2007. As of December 31, 2008 Batu Hijau had copper sales of 82 million pounds priced at an average of $1.39 per pound subject to final pricing compared to 113 million pounds priced at an average of $3.02 per pound at December 31, 2007. The final copper collar contract deliveries were made in February 2007.

Consolidated sales are expected to increase in 2009 to approximately 500,000 to 555,000 ounces of gold and approximately 460 to 510 million pounds of copper as mining shifts into the higher grade Phase 5 ore. Costs applicable to sales are expected to decrease in 2009 to approximately $240 to $260 per ounce of gold and approximately $0.65 to $0.75 per pound of copper, primarily driven by higher expected sales, the processing of higher grade ore compared to the lower grade stockpiles processed during 2008, and lower waste removal.

We currently have a 45% ownership interest in the Batu Hijau mine, held through the Nusa Tenggara Partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns Batu Hijau. We identified NTP as a VIE as a result of certain capital structures and contractual relationships and have fully consolidated NTP in the consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company.

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

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore NTP was required to offer a 3% interest in PTNNT for sale in 2006 and an additional 7% interest in each of 2007 and 2008. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesian government in 2006 and an offer for an additional 7% interest was made in each of 2007 and 2008. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals and companies. In January 2008, NTP agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. The Indonesian government subsequently stated that it would not approve the transfer of shares under this agreement. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (“DEMR”) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work and threatening to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008, which date was extended to March 3, 2008. A second Notice of Default was received relating to the alleged failure to divest the 2008 shares. On March 3, 2008, the Indonesian government filed for international arbitration, as did PTNNT, as provided under the Contract of Work. In the arbitration proceeding, PTNNT seeks a declaration that the Indonesian government is not entitled to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Indonesian government seeks declarations that PTNNT is in default of its divestiture obligations, that the Government may terminate the Contract of Work, and that PTNNT must cause shares subject to divestiture to be sold to certain local governments. An international arbitration panel was appointed and an arbitration hearing was held in Jakarta in December 2008. We anticipate a ruling will be issued in the first half of 2009. Newmont and Sumitomo believe there is no basis under the Contract of Work for the notifications and no grounds for terminating the Contract of Work, and PTNNT is vigorously defending the matter.

In 1997, to enable development of the Batu Hijau mine, PTNNT secured an aggregate $1,000 in financing from the United States Export-Import Bank, the Japan Bank for International Cooperation (formerly the Japan Export-Import Bank), and Kreditanstalt fur Wiederaufbau (the German Export-Import Bank) (collectively, the “Senior Lenders”). The Senior Lenders required the shareholders of PTNNT to pledge 100% of the shares of PTNNT as security for repayment of the loans. As part of that process, on October 30, 1997, the Minister of Energy and Mineral Resources approved the share pledge arrangements.

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

In addition, we have, through PTNNT, been in discussions to extend our forest use permit (called a “Pinjam Pakai”) for over three years. In 2005, Indonesian governmental authorities reviewed the contractual requirements for extension of the Pinjam Pakai and determined that PTNNT met those requirements. This permit is a key requirement to continue to operate Batu Hijau efficiently, in addition to the ultimate life of the mine and recoverability of reserves. However, the permit extension has not been received as of the date of this Annual Report. The resulting delay has adversely impacted Batu Hijau, and may adversely impact future operating and financial results, including deferment or cancellation of future mine development and operations.

For more information on the results of the Batu Hijau operations, see Note 31 to the Consolidated Financial Statements.

Africa Operations

	Gold Ounces Sold(1)			Costs Applicable to Sales(2)			Amortization
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in thousands)			($ per ounce)			($ per ounce)

Ahafo	521	446	202	$408	$376	$257	$126	$96	$94

(1)	Includes incremental start-up ounces of 19 in 2008.

(2)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

Gold ounces sold at Ahafo increased in 2008 compared to 2007 due to a 25% increase in mill ore grade and higher throughput, partially offset by an increase in in-process inventory. Total tons mined increased to 50.6 million tons in 2008 from 44.2 million tons in 2007, due to equipment additions, increased mining efficiencies and the operation of a third pit. Costs applicable to sales per ounce increased due to higher diesel, power, royalties, maintenance and contract services costs, partially offset by higher production. Amortization per ounce increased due to the use of additional equipment and the operation of a third pit.

Gold ounces sold at Ahafo increased in 2007 compared to 2006 as a result of a full year of production in 2007. Costs applicable to sales per ounce increased due to higher mining and milling costs. Mining costs increased primarily due to higher waste removal in the Apensu pit, higher fuel, pit dewatering and maintenance costs. Milling costs increased due to higher electricity and maintenance costs. Costs applicable to sales in 2006 also benefited from the capitalization of pre-production costs.

Consolidated gold sales are expected to remain constant at approximately 500,000 to 525,000 ounces in 2009. Costs applicable to sales of approximately $450 to $475 per ounce is expected for 2009, primarily as a result of higher labor costs, a lower benefit from the capitalization of waste material used in the construction of assets, and higher fuel consumption.

During 2007, Newmont and other gold companies with production in Ghana, formed a consortium to import power generation equipment and constructed an 80 mega-watt power plant. The plant was commissioned in 2008 and is ready for transfer to the Volta River Authority. As a result of the mining industry’s initiative to install the power plant, the Ghanaian government has agreed, if required to curtail power consumption as a result of power shortages, to distribute power proportionately between participating mines and other industrial and commercial customers.

Other Operations

	Gold Ounces Sold			Costs Applicable to Sales(1)			Amortization
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in thousands)			($ per ounce)			($ per ounce)

La Herradura (44% owned)	95	86	79	$397	$340	$244	$86	$77	$114
Kori Kollo(2) (88% owned)	85	87	129	754	325	200	116	117	68
Golden Giant	—	12	59	—	177	200	—	—	10

Total/Weighted-Average	180	185	267	$566	$322	$213	$100	$91	$69

(1)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

(2)	Consolidated gold ounces sold includes minority interests’ share.

Gold ounces sold at Other Operations decreased in 2008 from 2007, primarily due to no sales from Golden Giant, partially offset by higher ore placement on the leach pads at La Herradura. Costs applicable to sales per ounce increased in 2008 from 2007, primarily due to an $18 (or $205 per ounce) impairment to net realizable value on leach pads at Kori Kollo, additional royalties, higher fuel and leaching costs at Kori Kollo as well as increased waste removal and higher fuel costs at La Herradura.

Gold ounces sold at Other Operations decreased in 2007 from 2006, primarily due to the completion of operations at Golden Giant and lower production from Kori Kollo. Gold production from Kori Kollo decreased due to lower recovery from the leach pads. Costs applicable to sales per ounce increased in 2007 from 2006, primarily due to lower production and higher waste removal costs at La Herradura and the completion of operations at Golden Giant.

Consolidated gold sales for Other Operations in 2009 are expected to be approximately 150,000 to 170,000 ounces at Costs applicable to sales of approximately $465 to $480 per ounce.

Exploration

Exploration expense was $214, $177 and $166 for 2008, 2007 and 2006, respectively. Exploration expense in 2008 reflects increased activity in response to higher gold prices and increased drilling, labor and consumable costs. We anticipate spending between $165 and $175 on exploration activities in 2009 due to a reduced drilling program related to the Company’s focus on net cash flow generation and a more selective and strategic exploration program.

During 2008, we added 5.2 million equity ounces to proven and probable reserves, with 6.7 million equity ounces of depletion. Reserve additions from exploration of 4.4 million equity ounces were primarily due to conversion of mineralized material at Boddington (1.6 million equity ounces, 66.67%), with most of the remaining additions coming from several open pit and underground sites in Nevada (totaling 1.2 million equity ounces) and from underground sites in Australia (0.7 million equity ounces). Gold reserves were revised down by 1.1 million equity ounces, primarily due to metallurgy, geology and modeling impacts at Phoenix in Nevada. The impact of the change in gold price assumption on reserve additions was an increase of 1.9 million equity ounces.

During 2007, reserve additions from exploration of 3.5 million equity ounces were primarily due to further extension drilling at Boddington (66.67%), Jundee and Tanami in Australia (2.6 million equity ounces), with the remaining additions from several open pit and underground sites in Nevada as well as La Herradura in Mexico. We added a total of 0.8 million equity gold ounces to proven and probable reserves in 2007.

Exploration activities during 2006 succeeded in converting significant new reserves at Carlin open pits (2.3 million equity gold ounces), Boddington (1.4 million equity gold ounces, 66.67%), Twin Creeks (1.1 million equity gold ounces), Ahafo (0.7 million equity gold ounces), La Herradura (0.7 million equity gold ounces), and Kalgoorlie (0.6 million equity gold ounces). We added a total of 5.9 million equity gold ounces to proven and probable reserves in 2006.

Foreign Currency Exchange Rates

In addition to its domestic operations in the United States, we have operations in Australia, New Zealand, Peru, Indonesia, Ghana, Canada, Bolivia and other foreign locations. Our operations sell their production based on U.S. dollar metal prices.

Fluctuations in local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in local currency at foreign operations. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Approximately 28%, 28% and 33% of our Costs applicable to sales were paid in local currencies in 2008, 2007 and 2006, respectively. Our Costs applicable to sales are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased Costs applicable to sales $13 in 2008 from 2007, and $51 in 2007 from 2006, primarily by movements in the Australian dollar.

In 2007, we implemented derivative programs to hedge up to 75% of our future forecasted Australian dollar denominated operating and capital expenditures to reduce the variability in our Australian dollar denominated expenditures. As of December 31, 2008, we have hedged 66%, 38% and 12% of our forecasted Australian denominated operating costs in 2009, 2010 and 2011, respectively, at an average rate of 0.79, 0.78 and 0.74, respectively. We have also hedged 83% of our 66.67% ownership forecasted Australian denominated capital expenditures at Boddington in 2009 at an average rate of 0.79.

Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves in the past. However, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves would primarily result in reduced gold or copper sales and increased amortization and, depending on the level of reduction, could also result in impairments of property, plant and mine development, mineral interests and/or goodwill.

Recently Issued Accounting Pronouncements

Post-Retirement Benefit Plan

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for our fiscal year beginning January 1, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the potential impact of adopting this statement on our defined benefit pension and post-retirement benefit plan disclosures.

Equity Method Investment

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for our fiscal year beginning January 1, 2009 and is to be applied prospectively. We are currently evaluating the potential impact of adopting this statement on our consolidated financial position or results of operations.

Equity-Linked Financial Instruments

In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 is effective for our fiscal years beginning January 1, 2009. Early adoption for an existing instrument is not permitted. We do not expect the adoption of EITF 07-5 to have a material impact on our consolidated financial position or results of operations.

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for our fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. We estimate that approximately $301 of debt discount will be recorded and the effective interest rate on our 2014 and 2017 convertible senior notes (see Note 21 to the Consolidated Financial Statements) will increase by approximately 5 percentage points to 6.0% and 6.25%, respectively, for the non-cash amortization of the debt discount. If FSP APB 14-1 had been effective when the convertible debt instruments were issued, Net income would have been $21 ($0.05 per share) lower in 2008 and Net loss would have been $9 ($0.02 per share) higher in 2007.

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

Derivative Instruments

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact of adopting this statement on our derivative instrument disclosures.

Business Combinations

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”) which amends FAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for our fiscal year beginning January 1, 2009 and is to be applied prospectively. This statement will impact how we account for future business combinations and our future consolidated financial position and results of operations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”) which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. For presentation and disclosure purposes, FAS 160 requires noncontrolling interests to be classified as a separate component of stockholders’ equity. FAS 160 is effective for our fiscal year beginning January 1, 2009.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $1,403, $525 and $1,129 for 2008, 2007 and 2006, respectively, and was significantly impacted by the following key factors:

	Years Ended December 31,
	2008	2007	2006

Consolidated gold ounces sold (in thousands)(1)	6,255	6,184	7,186
Average price received per ounce of gold(2)	$874	$697	$594
Costs applicable to sales per ounce of gold sold(3)	$440	$389	$288
Consolidated copper pounds sold (in millions)	290	428	435
Average price received per pound of copper(2)	$2.59	$2.86	$1.54
Costs applicable to sales per pound of copper sold(3)	$1.38	$1.05	$0.67

(1)	Includes incremental start-up ounces of 20, 6 and 100 in 2008, 2007 and 2006, respectively. Incremental start-up includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

(2)	After treatment and refining charges and excluding settlement of price-capped forward sales contracts.

(3)	Excludes Amortization, Accretion, the 2007 Loss on settlement of price-capped forward sales contracts and the 2007 Midas redevelopment.

Net cash provided from continuing operations increased $878 compared to 2007. Cash flow provided from operations during 2008 was impacted by significantly higher realized gold prices and increased gold sales volume, partially offset by lower realized copper prices and lower copper sales volume, as discussed above in Consolidated Financial Results, and $354 invested in inventories, stockpiles (primarily at Batu Hijau) and ore on leach pads, $198 invested in prepaid taxes and $104 to fund reclamation activities. The 2007 results were negatively impacted by the $578 settlement of the price-capped forward sales contracts, $276 payment of pre-acquisition Australia income taxes of Normandy and $174 from the final settlement of copper collar contracts.

We are currently planning to contribute $48 to our retirement benefit programs in 2009 to bolster plan assets which were impacted by the sharp decline in values in 2008. For additional discussion see Note 22 to the Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities of continuing operations was $2,151, $2,467 and $1,142 in 2008, 2007 and 2006, respectively.

Additions to property, plant and mine development were $1,875, $1,672 and $1,537 for continuing operations in 2008, 2007 and 2006, respectively.

Additions to property, plant and mine development were as follows:

	Years Ended December 31,
	2008	2007	2006

Nevada, USA	$337	$588	$705
Yanacocha, Peru	239	253	269
Australia/New Zealand:
Jundee, Australia	37	41	23
Tanami, Australia	49	41	31
Kalgoorlie, Australia	14	5	14
Waihi, New Zealand	27	39	28
Boddington, Australia	833	468	93
Other, Australia	2	5	3

	962	599	192

Batu Hijau, Indonesia	84	74	106
Africa:
Ahafo, Ghana	115	114	177
Akyem, Ghana	2	20	57

	117	134	234

Hope Bay, Canada	82	—	—
Other Operations:
Kori Kollo, Bolivia	5	3	1
La Herradura, Mexico	28	10	10

	33	13	11

Corporate and Other	21	11	20

	$1,875	$1,672	$1,537

Capital expenditures in Nevada during 2008 included $40 for completion of the power plant, $73 for surface and underground development, $55 for tailings dams and $19 for mine equipment. Yanacocha capital expenditures included $35 for completion of the gold mill, $61 for leach pad expansions and $34 for the Conga project. Capital expenditures in Australia/New Zealand included $833 for continued construction of the Boddington project and $59 for underground mine development. In 2007, we commenced a hedging program to reduce the variability of the Australian denominated capital expenditures related to Boddington. As of December 31, 2008, we have hedged 83% of our remaining forecasted Australian dollar denominated capital expenditures in 2009 for our 66.67% ownership at an average rate of 0.79. Batu Hijau’s capital expenditures included $42 for a tailings pipeline, $16 for mine equipment purchases and $14 for mine dewatering. Capital expenditures in Africa included $34 for surface development, $28 for mine equipment purchases and $22 for infrastructure and land. Hope Bay expenditures included $79 for project infrastructure.

Capital expenditures in Nevada during 2007 included $280 for the power plant and $160 for mine equipment replacement. Yanacocha capital expenditures included $139 for construction of the gold mill, $39 for leach pad expansions and $12 for the Conga project. Capital expenditures in Australia/New Zealand included $468 for construction of the Boddington project, $63 for underground mine development and $27 for tailings dams construction. Batu Hijau’s capital expenditures included $38 for mine equipment purchases and $17 for mine dewatering. Capital expenditures in Africa included $20 at Akyem and $14 for power generation facilities, $21 for a cyanide recovery circuit, $28 for mine equipment and $12 for infrastructure and land at Ahafo.

Capital expenditures in Nevada during 2006 included $239 for the power plant, $160 for surface mining equipment, $104 for the development of the Leeville underground mine, $87 for the development of the Phoenix project, and $54 for tailings dams and leach pads. Yanacocha capital expenditures included $113 for development and leach pad expansions, $44 for the gold mill project, $43 for mine maintenance and services, and $11 for the Conga project. Australian capital expenditures included $93 for the Boddington project and $71 for mine development. Expenditures at Batu Hijau included $67 for the purchase of additional mining equipment and $20 for process improvements and replacement of the tailings line. Capital expenditures in Africa included $117 for project completion and $24 for mining equipment at Ahafo and $57 for engineering and procurement expenditures for process facilities and other pre-construction activities at Akyem. Corporate expenditures primarily included information technology systems.

During 2008, 2007 and 2006, $18, $19 and $21, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $10 at Australia, $6 at Nevada and $2 at La Herradura in 2008; $11 at Australia, $4 at Nevada, $2 at La Herradura and $1 at Africa and Yanacocha in 2007; and $10 at Australia, $7 at Nevada, $3 at Africa, and $1 at Yanacocha and Batu Hijau in 2006.

During 2008, 2007 and 2006, $27, $16 and $48, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included the Bobstar pit and North Lantern pit in Nevada and the Awonsu and Amoma pits at Ahafo in 2008, the Bobstar pit in Nevada in 2007 and the Phoenix mine in Nevada, the Chaquicocha mine at Yanacocha, and the Subika and Apensu pits at Ahafo in 2006.

We anticipate capital expenditures of approximately $1,400 to $1,600 in 2009, with approximately 60% in Australia/New Zealand, 15% in Nevada and the remaining 25% at other locations. Approximately 45% of the 2009 capital budget is allocated to sustaining investments, with the remaining 55% allocated to project development initiatives, including completion of the Boddington project (100%) in Australia.

Investments in marketable debt and equity securities, net.  We had net proceeds of $nil, $2 and $774 in 2008, 2007 and 2006, respectively, from auction rate marketable debt securities. The auction rate marketable debt securities in which we have invested have not traded in an active market since August 2007 and there are currently no market quotations available. The investment carries a BBB rating from both Standard and Poor’s and Fitch’s. As of December 31, 2008, approximately $7 of such securities, with accumulated unrealized losses of approximately $2, are classified as long-term marketable debt securities as a result of current auction market conditions and our expectation of holding such investments to maturity or recovery which is likely longer than one year. Similarly, we anticipate holding our marketable debt securities investment in asset backed commercial paper, which we obtained through the acquisition of Miramar, to maturity or recovery which is likely longer than one year.

During 2008, we purchased marketable equity securities of Gabriel Resources for $11 and other marketable equity securities for $6 and we received cash of $50 for the sale of marketable equity securities. During 2007, we purchased marketable equity securities of Gabriel Resources for $27 and other marketable equity securities for $9. During 2006, we purchased marketable equity securities of Gabriel Resources for $17 and Queenstake Resources for $10. We also reinvested dividends from Canadian Oil Sands Trust for $26.

Acquisitions.  During the last quarter of 2007 and the first quarter of 2008, we paid $953 and $318, respectively, to acquire the remaining outstanding common shares of Miramar, resulting in Miramar becoming a wholly-owned subsidiary. As a result of the completed acquisition of Miramar, we control the Hope Bay project, a large undeveloped gold property in Nunavut, Canada. In April 2008, we purchased additional shares of EGR for $7, net of cash acquired, bringing our ownership interest to 56.67% from 46.72%. In November 2008, EGR repurchased 6.55% of its own shares from a minority shareholder bringing our ownership to 60.64%.

In September 2006, we acquired a 40% interest in Shore Gold Inc.’s Fort a la Corne JV diamond project in Saskatchewan, Canada.

In March 2006, we acquired Newcrest Mining Limited’s 22.22% interest in the Boddington project, bringing our interest in the project to 66.67%, for total consideration of $173.

In January 2006, we acquired the remaining 15% interest in the Akyem project in Ghana for $23, bringing our interest to 100%. Development studies on Akyem continued through 2008. A development decision is pending resolution of power availability in Ghana and further project optimization. We are advancing towards a development decision in 2010 based on Ghana’s proactive stance towards power development.

Financing Activities

Net cash provided from (used in) financing activities of continuing operations was $123 in 2008, compared to $465 and $(333) in 2007 and 2006, respectively.

Proceeds from debt, net.  During 2008, we received net proceeds of $757 under our $2,000 revolving credit facility compared to net proceeds of $nil in 2007 and 2006. The facility is also used for the issuance of letters of credit totaling $519 as of December 31, 2008, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below). We also had proceeds of $75 in December at Ahafo from an International Finance Corporation loan.

During July 2007, we completed a private offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.625% per annum. The notes will be convertible, at the holder’s option, at a conversion price of $46.21 per share of common stock. Upon conversion, the principle amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. We are not entitled to redeem the notes prior to their stated maturity dates. The net proceeds from the offering, after expenses, were approximately $1,126. We used the net proceeds of the offering to (i) pay the net cost of convertible note hedge and warrant transactions that we entered into with affiliates of some of the initial purchasers, (ii) repay outstanding indebtedness under our senior revolving credit facility, (iii) net settle our price-capped forward sales contracts, (iv) fund capital expenditures for Boddington and the power plant in Nevada and (v) fund other general corporate purposes.

In connection with the convertible senior notes offering, we entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). These transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. Our aggregate cost of the purchased call options was $366, partially offset by $248 that we received from the sale of the warrants.

In July 2006, Yanacocha issued $100 of bonds in the Peruvian capital markets under a $200 bond program approved by the Peruvian securities regulatory authority. The bonds are comprised of $42 of floating interest rate bonds bearing interest at a rate of LIBOR plus 1.4375%; and $58 of fixed rate bonds bearing interest at 7.0%. The bonds have a four year grace repayment period and amortize quarterly over six years. The bonds are uncollateralized and are non-recourse to us. Funds generated from the bond issuance were used by Yanacocha primarily for capital expenditures.

In May 2006, Yanacocha entered into an uncollateralized $100 bank financing with a syndicate of Peruvian commercial banks. Quarterly repayments began May 2007 with final maturity May 2014. Borrowings under the facility bear interest at a rate of LIBOR plus 1.875%. The loan is uncollateralized and non-recourse to us.

Repayment of debt.  During 2008, we made scheduled debt repayments of $119 on maturity of the Australia 7 5/8% notes, $22 related to the sale-leaseback of the refractory ore treatment plant, classified as a capital lease, $87 related to Batu Hijau project financing, $14 on the Yanacocha credit facility and $11 on Yanacocha capital leases. Scheduled minimum debt repayments are $169 in 2009, $156 in 2010, $329 in 2011, $901 in 2012, $115 in 2013 and $1,872 thereafter.

Dividends paid to minority interests.  We paid dividends of $389, $270 and $264 to minority interests during 2008, 2007 and 2006, respectively.

Dividends paid to common stockholders.  We paid annual dividends of $0.40 per common share during 2008, 2007 and 2006. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, paid annual dividends of C$0.43, C$0.43 and C$0.46 during 2008, 2007 and 2006, respectively. On February 18, 2009, we declared a regular quarterly dividend of $0.10 per share, payable March 27, 2009 to holders of record at the close of business on March 6, 2009. The total paid to common stockholders was $182, $181 and $180 for 2008, 2007 and 2006, respectively.

Proceeds from stock issuance.  We received proceeds of $29, $51 and $78 during 2008, 2007 and 2006, respectively, from the issuance of common stock related to the exercise of stock options.

Early extinguishment of prepaid forward sales obligation.  In September 2006, we settled our remaining obligations under the prepaid forward gold sales contract and forward gold purchase contract for which we were required to deliver gold in December 2006 and June 2007. This settlement resulted in cash payments of approximately $96 and a $48 reduction to the current portion of long-term debt.

Discontinued Operations

Net operating cash (used in) provided from discontinued operations was $(111) in 2008, compared to $138 and $96 in 2007 and 2006, respectively, as follows:

	Years Ended December 31,
	2008	2007	2006

Royalty portfolio	$(111)	$90	$74
Pajingo	—	48	34
Zarafshan	—	—	10
Holloway	—	—	(22)

	$(111)	$138	$96

During 2008 we made tax payments of $153 related to the December 2007 royalty portfolio sale, had income from discontinued operations of $24 and net changes to operating liabilities and assets of $18.

Net cash (used in) provided from investing activities of discontinued operations was $(6), $1,354 and $338 in 2008, 2007 and 2006, respectively, as follows:

	Years Ended December 31,
	2008	2007	2006

Proceeds from asset sales, net	$(6)	$1,197	$353
Additions to property, plant and mine development	—	(6)	(20)
Zarafshan-Newmont Joint Venture settlement, net	—	77	—
Marketable securities and other investments, net	—	88	(2)
Other	—	(2)	7

	$(6)	$1,354	$338

Cash used in investing activities of discontinued operations in 2008 included accrued expense payments on the royalty portfolio sale of $11, partially offset by $5 in proceeds from the sale of assets at Pajingo.

Proceeds from the sale of assets in 2007 included $1,187 from the sale of the royalty portfolio and $10 from the sale of the Pajingo operation. Proceeds from the sale of assets in 2006 included $271 proceeds from the sale of the Alberta oil sands project and $82 on the sales of the Martabe project and the Holloway operation.

Net cash used in financing activities of discontinued operations was $nil in 2008 and 2007 and $7 in 2006 from the repayment of debt at Zarafshan.

Corporate Revolving Credit Facility

The Company has an uncollateralized $2,000 revolving credit facility with a syndicate of commercial banks, which matures in April 2012. The facility contains a letter of credit sub-facility. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at an annual interest rate of LIBOR plus a margin of 0.28% or the lead bank’s prime interest rate. Facility fees accrue at an annual rate of 0.07% of the aggregate commitments. The Company also pays a utilization fee of 0.05% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. As of December 31, 2008 and 2007, the facility fees were 0.07% of the commitment. There was $519 and $440 outstanding under the letter of credit sub-facility as of December 31, 2008 and 2007, respectively. As of December 31, 2008 we had $724 of the credit facility borrowings available.

Debt Covenants

The 5 7/8% notes, 8 5/8% debentures, and sale-leaseback of the refractory ore treatment plant debt facilities contain various covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

The Ahafo project facility contains a financial ratio covenant requiring us to maintain a net debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.5%.

In addition to the covenants noted above, the corporate revolving credit facility contains a financial ratio covenant requiring us to maintain a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.5%. Furthermore, the corporate revolving credit facility contains covenants limiting the sale of all or substantially all of our assets, certain change of control provisions and a negative pledge on certain assets.

Certain of our project debt facilities contain debt covenants and default provisions including limitations on dividends subject to certain debt service cover ratios, limitations on sales of assets, negative pledges on certain assets, restricted payments to partners, change of control provisions and limitations of additional permitted debt.

As of December 31, 2008, we were in compliance with all debt covenants and provisions related to potential defaults.

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

Contractual Obligations

Our contractual obligations as of December 31, 2008 are summarized as follows:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Debt(1)	$4,369	$213	$1,435	$775	$1,946
Capital lease obligations(1)	297	52	163	73	9
Remediation and reclamation obligations(2)	1,352	68	195	118	971
Employee-related benefits(3)	231	70	87	40	34
FIN 48 liability and interest(4)	167	—	—	—	167
Operating leases	99	12	34	17	36
Minimum royalty payments	187	19	56	38	74
Purchase obligations(5)	198	49	59	36	54
Other(6)	1,067	406	623	35	3

	$7,967	$889	$2,652	$1,132	$3,294

(1)	Amounts represent principal ($3,541) and estimated interest payments ($1,125) assuming no early extinguishment.

(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities, see Note 25 to the Consolidated Financial Statements.

(3)	Contractual obligations for Employee-related benefits include severance, workers’ participation, pension funding and other benefit plans. Pension plan funding beyond 2013 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(4)	As of December 31, 2008, our FIN 48 liability and FIN 48 interest payable were $130 and $37, respectively. We are unable to reasonably estimate the timing of our FIN 48 liability and interest payments beyond 2009 due to uncertainties in the timing of the effective settlement of tax positions.

(5)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(6)	Other contractual obligations that are not reflected in our Consolidated Financial Statements include labor and service contracts. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 14 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as disclosed in the above table) and $778 of outstanding letters of credit, surety bonds and bank guarantees (see Note 33 to the Consolidated Financial Statements). We also provide a contingent support line of credit to PTNNT of which our pro rata share is $37. In 2008, $23 was provided under this contingent support agreement.

Batu Hijau has sales agreements to sell copper concentrates at market prices as follows (in thousands of tons) 803 in 2009; 823 in 2010; 670 in 2011, 651 in 2012, 639 in 2013 and 231 thereafter. For information regarding these copper sales agreements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk-Hedging, Provisional Copper and Gold Sales, below.

Future Cash Flows

We anticipate that significant capital expenditures in future years (see Investing Activities, above), funding of exploration and advanced projects, debt repayments and dividends to both common shareholders and minority interests is expected to lead to Net cash used in investing activities and Net cash used in financing activities exceeding Net cash provided by operating activities. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices as well as our operational performance, current cash flow and debt position, among other factors. In light of the currently limited global availability of credit, and given our existing debt position, we may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets. Additional financing may not be available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, may involve substantial dilution to existing stockholders. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt and pay dividends could be significantly constrained. For information on our long-term debt, capital lease obligations and operating leases, see Note 21 to the Consolidated Financial Statements.

On February 3, 2009, we completed a public offering of $518 convertible senior notes, including notes offered to cover over-allotments, maturing on February 15, 2012 for net proceeds of $504 after deducting the underwriters discount and estimated expenses of the offering. The notes will pay interest semi-annually at a rate of 3.00% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock.

On February 3, 2009, we completed a public offering of 34,500,000 shares of common stock, including shares offered to cover over-allotments, at a price of $37.00, for net proceeds of $1,233 after deducting the underwriters discount and estimated expenses of the offering. Such offerings were made pursuant to our automatic shelf registration statement on Form S-3. See Shelf Registration Statement above.

The following table represents our pro-forma capitalization assuming the completion of the public offerings of the convertible senior notes and common stock noted above as well as the impact of the adoption of FSP APB 14-1. FSP APB 14-1 applies to convertible debt instruments and requires that the liability and equity components of convertible debt instruments within the scope be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for our fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented.

	Total Capitalization as of December 31, 2008
		Pro-Forma	Pro-Forma
	Actual	Adjustments	Balance

Cash, cash equivalents, marketable securities and other short-term instruments	$447	$1,737	$2,184

Long-term debt, including current portion:
3.00% Convertible Senior Notes due 2012	$—	$444	$444
1.250% Convertible Senior Notes due 2014	575	(127)	448
1.625% Convertible Senior Notes due 2017	575	(174)	401
Other debt	2,390	—	2,390

Total long-term debt	$3,540	$143	$3,683

Stockholders’ equity:
Common stock	$709	$55	$764
Additional paid-in capital	6,639	1,444	8,083
Accumulated other comprehensive loss	(253)	—	(253)
Retained earnings (deficit)	7	(30)	(23)

Total stockholders’ equity	$7,102	$1,469	$8,571

Total capitalization	$10,642	$1,612	$12,254

Cash flows are expected to be impacted by variations in the realized spot price of gold and copper. For information on the sensitivity of our Net cash provided by operating activities to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Cash flows are also expected to be impacted by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian and New Zealand dollars. Accordingly, we have entered into derivative instruments to reduce the volatility of Costs applicable to sales in Australia/New Zealand. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Results of Consolidated Operations, Foreign Currency Exchange Rates, above. For information on the sensitivity of our Net cash provided from operating activities to foreign currency exchange rates, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk. Net cash provided from operating activities will also be impacted in 2009 as a result of planned contributions of $48 for our post-retirement benefit programs.

Based on our production profile as of December 31, 2008, we expect that consolidated gold ounces sold will be between 6.35 and 6.85 million ounces in 2009. We do not anticipate that reasonably expected variations in gold or copper sales alone will influence our ability to pay our debt and other obligations in 2009.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. As of December 31, 2008 and 2007, $617 and $569, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties, of which $49 is classified as current liabilities expected to be spent in 2009.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $163 and $125 were accrued for such obligations as of December 31, 2008 and 2007, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 126% greater or 7% lower than the amount accrued as of December 31, 2008. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense, net in the period estimates are revised.

We spent $39, $13 and $12 in 2008, 2007 and 2006, respectively, for environmental obligations related to former, primarily historic, mining activities, and have classified $15 as a current liability expected to be spent in 2009. Expenditures for 2008 related primarily to Resurrection, a mine site in Leadville, Colorado as well as the Mt. Leyshon property in Australia which is a legacy Normandy site. Expenditures for 2007 and 2006 related primarily to legacy Normandy properties in Australia, the McCoy/Cove property in Nevada and the Dawn mill site.

Included in capital expenditures were $231, $90 and $124 in 2008, 2007 and 2006, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of Costs applicable to sales.

Included in Other long-term assets is $23 of restricted cash that is legally restricted for purposes of settling asset retirement obligations related to Hope Bay and former Miramar operations and $13 related to commitments in Peru.

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

Hedging

Our strategy is to provide shareholders with leverage to changes in the gold price by selling our gold production at market prices. Prior to 2007, however, we entered into derivative contracts to protect the selling price for certain anticipated gold and copper production. During 2007, we delivered into the last of the copper collar contracts and settled all price-capped forward gold sales contracts. We continue to manage risks associated with commodity inputs, interest rates and foreign currencies using the derivative market.

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

During 2008, 2007, and 2006, we entered into IDR/$ forward purchase contracts to hedge a portion of our IDR/$ operating expenditure exposure. In 2008 and 2007, we entered into $/A$ forward purchase contracts in Australia/New Zealand to hedge a portion of our A$ operating expenditure exposure and our A$ capital expenditure exposure related to the construction of the Boddington project. In 2008, we entered into a layered fixed forward contract program to hedge a portion of our NZ$ denominated operating expenditures. Also in 2008, we implemented a program to hedge a portion of our cost exposure related to diesel prices of fuel consumed in our Nevada operations. All of the currency and diesel contracts have been designated as cash flow hedges of future expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive (loss) income. During 2006, we entered into copper collar contracts to hedge the copper price realized during those periods. Final delivery under the copper collar contracts occurred in February 2007. As of December 31, 2006, approximately 13 million pounds of copper were hedged by the copper collar contracts, which had been designated as cash flow hedges of forecasted copper sales, and as such, changes in the fair value related to the effective portion of the hedges were recorded in Accumulated other comprehensive (loss) income.

For 2008, 2007 and 2006, net gains (losses) of $10, $4 and $(60), respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as fair value and cash flow hedges. The amount to be reclassified from Accumulated other comprehensive (loss) income, net of tax to income for derivative instruments during the next 12 months is a loss of approximately $33. The maximum period over which hedged forecasted transactions are expected to occur is 3 years.

Foreign Currency Contracts

We entered into a series of foreign currency contracts to hedge the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. We entered into IDR/$ forward purchase contracts to hedge up to 80% of our IDR denominated operating expenditures which results in a blended IDR/$ rate realized each period. The hedges are forward purchase contracts with expiration dates ranging up to one year from the date of issue which increased Batu Hijau Costs applicable to sales by $2 in 2008, and reduced Batu Hijau Costs applicable to sales by $4 and $11 in 2007 and 2006, respectively. As of December 31, 2008, we have hedged 31% of our expected 2009 IDR operating expenditures.

During the third quarter of 2007, we began a multi-year systematic, disciplined layered program to hedge up to 85% of our A$ denominated operating expenditures with forward contracts that have expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ rates. Each month, fixed forward contracts are obtained to hedge 1/36th of the forecasted monthly A$ operating cost exposure in the rolling three-year hedge period resulting in a blended $/A$ rate realized. During 2008 and 2007, the A$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $13 and reduced Australia/New Zealand Costs applicable to sales by $1, respectively. As of December 31, 2008, we have hedged 66%, 38% and 12% of our expected 2009, 2010 and 2011 A$ operating expenditures, respectively, which includes our 66.67% ownership in Boddington.

During the first quarter of 2008, we began a multi-year systematic, disciplined layered program to hedge up to 75% of our NZ$ denominated operating expenditures with forward contracts that have expiration dates ranging up to two years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/NZ$ rates. Each month, fixed forward contracts are obtained to hedge 1/24th of the forecasted monthly NZ$ operating cost exposure in the rolling two-year hedge period resulting in a blended $/NZ$ rate realized. During 2008, the NZ$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $2. As of December 31, 2008, we have hedged 53% and 20% of our expected 2009 and 2010 NZ$ operating expenditures, respectively.

During the fourth quarter of 2007, we began a program to hedge up to 95% of our A$ denominated capital expenditures related to the construction of Boddington. The program consists of a series of fixed forward contracts and bought call option contracts with expiration dates ranging up to one year from the date of issue. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which Boddington assets are placed into service and affect earnings. As of December 31, 2008, we have hedged 83% of our remaining A$ denominated Boddington capital expenditures for our 66.67% ownership.

We had the following foreign currency derivative contracts outstanding at December 31, 2008:

	Expected Maturity Date				Fair Value
				Total/	At December 31,
	2009	2010	2011	Average	2008		2007

IDR Forward Purchase Contracts:
$ (millions)	$35	$—	$—	$35	$(4	)(1)	$(1	)(1)
Average rate (IDR/$)	10,238	—	—	10,238
A$ Operating Forward Purchase Contracts:
$ (millions)	$376	$282	$85	$743	$(85	)(2)	$—	(2)
Average rate ($/A$)	0.79	0.78	0.74	0.78
NZ$ Operating Forward Purchase Contracts:
$ (millions)	$37	$12	$—	$49	$(6	)(3)	$—	(3)
Average rate ($/NZ$)	0.67	0.62	—	0.66
A$ Capital Forward Purchase Contracts:
$ (millions)	$325	$—	$—	$325	$(40	)(4)	$(1	)(4)
Average rate ($/A$)	0.80	—	—	0.80
A$ Capital Call Option Contracts:
$ (millions)	$28	$—	$—	$28	$1	(4)	$1	(4)
Average rate ($/A$)	0.70	—	—	0.70

(1)	The fair value of the IDR operating forward purchase contracts includes $4 and $1 in Other current liabilities as of December 31, 2008 and December 31, 2007, respectively.

(2)	The fair value of the A$ operating forward purchase contracts includes $1 in Other current assets, $1 in Other long-term assets, $45 in Other current liabilities, and $42 in Other long-term liabilities as of December 31, 2008. The fair value of the A$ operating forward purchase contracts included $2 in Other current assets, $2 in Other long-term assets, $1 in Other current liabilities, and $3 in Other long-term liabilities as of December 31, 2007.

(3)	The fair value of the NZ$ operating forward purchase contracts includes $5 in Other current liabilities and $1 in Other long-term liabilities as of December 31, 2008.

(4)	The fair value of the capital hedge program related to the construction of the Boddington project includes $3 in Other current assets for A$ bought call option and forward purchase contracts and $42 in Other current liabilities for A$ forward purchase contracts as of December 31, 2008. The fair value of the capital hedge program included $1 in Other current assets for A$ bought call option contracts and $1 in Other current liabilities for A$ forward purchase contracts as of December 31, 2007.

Diesel Fixed Forward Contracts

During the first quarter of 2008, we implemented a program to hedge up to 66% of our operating cost exposure related to diesel prices of fuel consumed at our Nevada operations. The program consists of a series of financially settled fixed forward contracts with expiration dates of up to one year from the date of issue. During 2008, the Nevada diesel hedge program increased Nevada Costs applicable to sales by $4. As of December 31, 2008, we have hedged 34% of our expected 2009 Nevada diesel expenditures.

We had the following diesel derivative contracts outstanding at December 31, 2008:

	Expected Maturity Date		Fair Value
		Total/	At December 31,		At December 31,
	2009	Average	2008		2007

Diesel Forward Purchase Contracts:
$ (millions)	$37	$37	$(15	)(1)	$—
Average rate ($/gallon)	2.49	2.49

(1)	The fair value of the diesel forward purchase contracts includes $15 in Other current liabilities as of December 31, 2008.

Interest Rate Swap Contracts

As of December 31, 2008, we had $100 fixed to floating swap contracts designated as a hedge against a portion of our 8 5/8% debentures. Under the hedge contract terms, we receive fixed-rate interest payments at 8.625% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. The hedge contracts decreased Interest expense, net of capitalized interest by $2, $nil and $nil for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the fair value of the interest rate swaps was $9, of which $2 was included in Other current assets and $7 was included in Other long-term assets. At December 31, 2007, the fair value of the interest rate swaps was $4, all of which was included in Other long-term assets.

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

LME copper prices averaged $3.16 per pound during 2008, compared with our recorded average provisional price of $3.03 per pound. The applicable forward copper price at the end of 2008 was $1.39 per pound. During 2008, declining copper prices resulted in a provisional pricing mark-to-market loss of $48. At December 31, 2008, we had copper sales of 82 million pounds priced at an average of $1.39 per pound, subject to final pricing in the first quarter of 2009. The LME closing settlement price for copper on February 11, 2009 was $1.53 per pound. Assuming that the February 11, 2009 year-to-date average pricing of $1.48 per pound and average forward price of $1.59 per pound were applied to the December 31 provisionally priced sales, the weighted-average price for these sales would be approximately $1.51 per pound and would result in an increase to first-quarter 2009 revenues of approximately $10.

The average London P.M. fix was $872 per ounce during 2008, compared with our recorded average provisional price of $874 per ounce. The applicable forward gold price at the end of 2008 was $883 per ounce. During 2008, changes in gold prices resulted in a provisional pricing mark-to-market loss of $2. At December 31, 2008, we had gold sales of 9,000 ounces priced at an average of $883 per ounce, subject to final pricing in January 2009. The London P.M. fix on January 30, 2009 was $920 per ounce and the January 30, 2009 year-to-date average pricing was $859 per ounce. The change in the price for the provisionally priced sales at December 31, 2008 will have an insignificant effect on first quarter 2009 revenues.

Price-capped Forward Sales Contracts

In June 2007, we paid $578 to settle all of the 1.85 million ounce price-capped forward sales contracts which were accounted for as normal sales contracts under FAS 133 and FASB Statement No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to FASB Statement No. 133.” We reported a $531 pre-tax loss on the early settlement of the contracts, after a $47 reversal of previously recognized deferred revenue in 2007. See Note 3 to the Consolidated Financial Statements for additional details.

Copper Collar Contracts

During 2006, we entered into copper collar contracts to hedge the copper price realized during those periods. Final delivery under the copper collar contracts occurred in February 2007. As of December 31, 2006, approximately 13 million pounds of copper were hedged by the copper collar contracts, which had been designated as cash flow hedges of forecasted copper sales. As such, changes in the fair value related to the effective portion of the hedges were recorded in Accumulated other comprehensive (loss) income.

Fixed and Variable Rate Debt

We have both fixed and variable rate debt. 66% and 86% of debt was fixed and 34% and 14% was variable as of December 31, 2008 and 2007, respectively. We have managed some of our fixed rate debt exposure by entering into interest rate swaps (see Interest Rate Swap Contracts above). Our fixed rate debt exposure as of December 31, 2008 and 2007 is summarized as follows:

	2008		2007

Carrying value of fixed rate debt(1)		$1,961		$1,965
Fair value of fixed rate debt(1)		$1,909		$2,206
Pro forma fair value sensitivity of fixed rate debt of a +/−10 basis point interest rate change(2)	$	+/−8.4	$	+/−10.8

(1)	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant, PTNNT project financing facility, Yanacocha project financing and certain capital leases. The estimated fair value quoted above may or may not reflect the actual trading value of these instruments.

(2)	The pro forma information assumes a +/−10 basis point change in market interest rates as of December 31 of each year, and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption. Actual changes in the timing and amount of interest rate variations may differ from the above assumptions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective January 1, 2007, and changed its methods of accounting for share-based payments, stripping costs incurred during the production phase and defined benefit pension and other post retirement plans all effective January 1, 2006.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 18, 2008

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Years Ended December 31,
	2008	2007	2006
	(in millions, except per share)

Revenues
Sales — gold, net	$5,447	$4,305	$4,211
Sales — copper, net	752	1,221	671

	6,199	5,526	4,882
Costs and expenses
Costs applicable to sales — gold(1)	2,745	2,404	2,043
Costs applicable to sales — copper(2)	399	450	292
Loss on settlement of price-capped forward sales contracts (Note 3)	—	531	—
Midas redevelopment (Note 4)	—	11	—
Amortization	747	695	589
Accretion	32	29	27
Exploration	214	177	166
Advanced projects, research and development (Note 5)	166	62	81
General and administrative	144	142	136
Write-down of goodwill (Note 20)	—	1,122	—
Write-down of property, plant and mine development (Note 19)	137	10	3
Other expense, net (Note 6)	360	246	251

	4,944	5,879	3,588
Other income (expense)
Other income, net (Note 7)	123	106	53
Interest expense, net of capitalized interest of $47, $50 and $57, respectively	(102)	(105)	(97)

	21	1	(44)
Income (loss) from continuing operations before income tax, minority
interest and equity (loss) income of affiliates	1,276	(352)	1,250
Income tax expense (Note 8)	(113)	(200)	(326)
Minority interest in income of consolidated subsidiaries (Note 9)	(329)	(410)	(363)
Equity (loss) income of affiliates (Note 10)	(5)	(1)	2

Income (loss) from continuing operations	829	(963)	563
Income (loss) from discontinued operations (Note 11)	24	(923)	228

Net income (loss)	$853	$(1,886)	$791

Income (loss) from continuing operations per common share, basic	$1.83	$(2.13)	$1.25
Income (loss) from discontinued operations per common share, basic	0.05	(2.04)	0.51

Net income (loss) per common share, basic (Note 12)	$1.88	$(4.17)	$1.76

Income (loss) from continuing operations per common share, diluted	$1.82	$(2.13)	$1.25
Income (loss) from discontinued operations per common share, diluted	0.05	(2.04)	0.50

Net income (loss) per common share, diluted (Note 12)	$1.87	$(4.17)	$1.75

Basic weighted-average common shares outstanding	454	452	450

Diluted weighted-average common shares outstanding	455	452	452

Cash dividends declared per common share	$0.40	$0.40	$0.40

(1)	Exclusive of Loss on settlement of price-capped forward sales contracts, Midas redevelopment, Amortization and Accretion.

(2)	Exclusive of Amortization and Accretion.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2008	2007
	(in millions)

ASSETS
Cash and cash equivalents	$435	$1,231
Marketable securities and other short-term investments (Note 15)	12	61
Trade receivables	104	177
Accounts receivable	223	168
Inventories (Note 16)	519	463
Stockpiles and ore on leach pads (Note 17)	324	373
Deferred income tax assets (Note 8)	286	112
Other current assets (Note 18)	458	87

Current assets	2,361	2,672
Property, plant and mine development, net (Note 19)	10,132	9,140
Investments (Note 15)	655	1,531
Stockpiles and ore on leach pads (Note 17)	1,145	788
Deferred income tax assets (Note 8)	1,145	1,027
Other long-term assets (Note 18)	213	230
Goodwill (Note 20)	188	186
Assets of operations held for sale (Note 11)	—	24

Total assets	$15,839	$15,598

LIABILITIES
Current portion of long-term debt (Note 21)	$169	$255
Accounts payable	412	339
Employee-related benefits (Note 22)	178	153
Income and mining taxes (Note 8)	58	88
Other current liabilities (Note 24)	779	665

Current liabilities	1,596	1,500
Long-term debt (Note 21)	3,373	2,683
Reclamation and remediation liabilities (Note 25)	716	623
Deferred income tax liabilities (Note 8)	1,051	1,025
Employee-related benefits (Note 22)	379	226
Other long-term liabilities (Note 24)	252	150
Liabilities of operations held for sale (Note 11)	—	394

Total liabilities	7,367	6,601

Commitments and contingencies (Note 33)
Minority interest in subsidiaries	1,370	1,449

STOCKHOLDERS’ EQUITY
Common stock — $1.60 par value;
Authorized — 750 million shares
Issued and outstanding —
Common: 443 million and 435 million shares issued, less 264,000 and 304,000 treasury shares, respectively	709	696
Exchangeable: 56 million shares issued, less 44 million and 38 million redeemed shares, respectively
Additional paid-in capital	6,639	6,696
Accumulated other comprehensive (loss) income (Note 26)	(253)	957
Retained earnings (deficit)	7	(801)

Total stockholders’ equity	7,102	7,548

Total liabilities and stockholders’ equity	$15,839	$15,598

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
	(in millions)

Balance at December 31, 2005	448	$666	$6,578	$754	$378	$8,376
Net income	—	—	—	791	—	791
Other comprehensive income	—	—	—	—	322	322
Common stock dividends	—	—	—	(180)	—	(180)
Adoption of EITF 04-06	—	—	—	(81)	—	(81)
Adoption of FAS 158	—	—	—	—	(27)	(27)
Stock based compensation and related share issuances	3	5	131	—	—	136
Shares issued in exchange for exchangeable shares	—	6	(6)	—	—	—

Balance at December 31, 2006	451	$677	$6,703	$1,284	$673	$9,337
Net loss	—	—	—	(1,886)	—	(1,886)
Other comprehensive income	—	—	—	—	284	284
Common stock dividends	—	—	(90)	(91)	—	(181)
Adoption of FIN 48	—	—	—	(108)	—	(108)
Stock based compensation and related share issuances	2	4	88	—	—	92
Shares issued in exchange for exchangeable shares	—	15	(15)	—	—	—
Warrants issued (Note 21)	—	—	248	—	—	248
Call options purchased (net of $128 deferred tax assets)	—	—	(238)	—	—	(238)

Balance at December 31, 2007	453	$696	$6,696	$(801)	$957	$7,548
Net income	—	—	—	853	—	853
Other comprehensive loss	—	—	—	—	(1,210)	(1,210)
Common stock dividends	—	—	(137)	(45)	—	(182)
Stock based compensation and related share issuances	2	2	91	—	—	93
Shares issued in exchange for exchangeable shares (Note 12)	—	11	(11)	—	—	—

Balance at December 31, 2008	455	$709	$6,639	$7	$(253)	$7,102

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2008	2007	2006
	(in millions)

Net income (loss)	$853	$(1,886)	$791
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of $105, $(19) and $(49) tax benefit (expense), respectively	(573)	113	272
Foreign currency translation adjustments	(387)	138	(14)
Change in pension liability, net of $69 and $(18) and $(9) tax benefit (expense), respectively
Net change from periodic valuations	(139)	18	12
Net amount reclassified to income	9	15	5

Net unrecognized loss on pension liability	(130)	33	17

Change in fair value of cash flow hedge instruments, net of tax and minority interests benefit (expense) of $53, $(1) and $(26), respectively
Net change from periodic revaluations	(125)	2	(177)
Net amount reclassified to income	5	(2)	224

Net unrecognized (loss) gain on derivatives	(120)	—	47

Other comprehensive (loss) income	(1,210)	284	322

Comprehensive (loss) income	$(357)	$(1,602)	$1,113

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(in millions)

Operating activities:
Net income (loss)	$853	$(1,886)	$791
Adjustments to reconcile net income (loss) to net cash from continuing operations:
Amortization	747	695	589
Minority interest in income of consolidated subsidiaries (Note 9)	329	410	363
Deferred income taxes	(300)	(152)	(127)
Write-down of investments (Note 7)	114	46	—
Write-down of property, plant and mine development	137	10	3
Gain on asset sales, net	(72)	(16)	(19)
Reclamation estimate revisions (Note 25)	102	29	47
Stock based compensation and other benefits	50	46	50
Accretion of accumulated reclamation obligations (Note 25)	42	37	30
(Income) loss from discontinued operations (Note 11)	(24)	923	(228)
Hedge gain, net	(9)	(9)	(46)
Write-down of goodwill	—	1,122	—
Revenue from prepaid forward sales obligation	—	—	(48)
Other operating adjustments and write-downs	76	25	71
Net change in operating assets and liabilities (Note 28)	(642)	(755)	(347)

Net cash provided from continuing operations	1,403	525	1,129
Net cash (used in) provided from discontinued operations (Note 11)	(111)	138	96

Net cash provided from operations	1,292	663	1,225

Investing activities:
Additions to property, plant and mine development	(1,875)	(1,672)	(1,537)
Proceeds from sale of marketable debt and equity securities	50	224	2,216
Investments in marketable debt and equity securities	(17)	(258)	(1,493)
Acquisitions, net (Note 13)	(325)	(953)	(348)
Cash received on repayment of Batu Hijau carried interest (Note 9)	—	161	—
Other	16	31	20

Net cash used in investing activities of continuing operations	(2,151)	(2,467)	(1,142)
Net cash (used in) provided from investing activities of discontinued operations (Note 11)	(6)	1,354	338

Net cash used in investing activities	(2,157)	(1,113)	(804)

Financing activities:
Proceeds from debt, net	5,078	3,008	198
Repayment of debt	(4,487)	(2,036)	(111)
Dividends paid to minority interests	(389)	(270)	(264)
Dividends paid to common stockholders	(182)	(181)	(180)
Proceeds from stock issuance	29	51	78
Purchase of Company share call options (Note 21)	—	(366)	—
Issuance of Company share warrants (Note 21)	—	248	—
Early extinguishment of prepaid forward sales obligation	—	—	(48)
Change in restricted cash and other	74	11	(6)

Net cash provided from (used in) financing activities of continuing operations	123	465	(333)
Net cash used in financing activities of discontinued operations (Note 11)	—	—	(7)

Net cash provided from (used in) financing activities	123	465	(340)

Effect of exchange rate changes on cash	(54)	50	3

Net change in cash and cash equivalents	(796)	65	84
Cash and cash equivalents at beginning of period	1,231	1,166	1,082

Cash and cash equivalents at end of period	$435	$1,231	$1,166

See Note 29 for supplemental cash flow information.

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

References to “A$” refers to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “$” to United States currency.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

The Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46(R) defines such entities as Variable Interest Entities (“VIEs”). Prior to May 25, 2007, the Company considered PT Newmont Nusa Tenggara (“PTNNT” or “Batu Hijau”) a VIE since a minority

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest’s 20% ownership in PTNNT was not obligated to absorb the expected losses of the entity. On May 25, 2007, the minority partner fully repaid the loan (including accrued interest) and as a result, the Company’s economic interest was reduced from 52.875% to 45%. The Company determined that the repayment of the loan by the minority interest and the reduction of its economic interest was a reconsideration event according to FIN 46(R) and concluded that PTNNT was no longer a VIE.

Newmont identified the Nusa Tenggara Partnership (“NTP”), a partnership between Newmont and an affiliate of Sumitomo Corporation that owns an 80% interest in PTNNT, as a VIE due to certain capital structures and contractual relationships. As a result of the Company’s 56.25% ownership in NTP, the Company continues to be the primary beneficiary of NTP and therefore consolidates Batu Hijau in its Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in United States Treasury securities and money market securities. Restricted cash is excluded from cash and cash equivalents and is included in other current and long-term assets.

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company accounts for its equity security investments as available for sale securities in accordance with FASB Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary in accordance with FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Company’s policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings. Additional information concerning the Company’s equity method and security investments is included in Note 15.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventories is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads and inventories not expected to be processed within the next 12 months are classified as long-term. The major classifications are as follows:

Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

Ore on Leach Pads

The recovery of gold from certain gold oxide ores is achieved through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting gold-bearing solution is further processed in a plant where the gold is recovered. Costs are added to ore on leach pads based on current mining costs, including applicable amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover between 50% and 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

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

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, leach in-circuit, flotation and column cells, and carbon in-pulp inventories. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable amortization relating to the process facilities incurred to that point in the process.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Precious Metals Inventory

Precious metals inventories include gold doré and/or gold bullion. Precious metals that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

Concentrate Inventory

Concentrate inventories represent copper and gold concentrate available for shipment. The Company values concentrate inventory at the average cost, including an allocable portion of support costs and amortization. Costs are added and removed to the concentrate inventory based on tons of concentrate and are valued at the lower of average cost or net realizable value.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mine development costs are amortized using the units-of-production (“UOP”) method based on estimated recoverable ounces or pounds in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block or area.

Mineral Interests

Mineral interests include acquired interests in production, development and exploration stage properties. The mineral interests are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination.

The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material consisting of (i) mineralized material such as inferred material within pits; measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves; and inferred material in close proximity to proven and probable reserves; (ii) around-mine exploration potential such as inferred material not immediately adjacent to existing reserves and mineralization, but located within the immediate mine area; (iii) other mine-related exploration potential that is not part of measured, indicated or inferred material and is comprised mainly of material outside of the immediate mine area; (iv) greenfields exploration potential that is not associated with any other production, development or exploration stage property, as described above; or (v) any acquired right to explore or extract a potential mineral deposit. The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. In certain limited situations, the nature of a mineral right changes from an exploration right to a mining right upon the establishment of proven and probable reserves. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

Asset Impairment

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. Existing proven and probable reserves

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Goodwill

The Company evaluates, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels, operating costs and capital requirements are each subject to significant risks and uncertainties.

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

The Company’s sales based on a provisional price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stripping Costs

Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. Capitalization of production stage stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period.

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

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” guidance to record these liabilities (refer to Note 8 for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Reclamation and Remediation Costs (Asset Retirement Costs and Obligations)

Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the reclamation and abandonment costs. The asset retirement obligation is based on when spending for an existing environmental disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. All monetary assets and liabilities where the functional currency is the U.S. dollar are translated at current exchange rates and the resulting adjustments are included in Other income, net. The functional currency of the Canadian operations is the Canadian dollar. All monetary assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates and the resulting adjustments are charged or credited directly to Accumulated other comprehensive (loss) income in Stockholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted-average exchange rates for the period.

Derivative Instruments

Newmont has fixed forward contracts and call option contracts designated as cash flow hedges in place to hedge against changes in foreign exchanges rates, fixed forward contracts designated as cash flow hedges in place to hedge against changes in diesel prices, and fixed to floating interest rate swap contracts designated as fair value hedges to provide balance to the Company’s mix of fixed and floating rate debt. In 2006, Newmont had zero cost copper collars to hedge the copper price realized during the period. The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from the sale of production or production costs (the “effective portion”), changes in fair value are deferred in Accumulated other comprehensive (loss) income. Amounts deferred in Accumulated other comprehensive (loss) income are reclassified to Sales, net or to Costs applicable to sales, as applicable, when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Other income, net in each period. Cash transactions related to the Company’s forward and option contracts accounted for as hedges are classified in the same category as the item being hedged in the statement of cash flows.

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the related amount in Accumulated other comprehensive (loss) income at the settlement date is deferred and reclassified to Sales, net or Costs applicable to sales, as applicable, when the originally designated hedged transaction impacts earnings.

The fair value of derivative contracts qualifying as fair value hedges are reflected as assets or liabilities in the balance sheet. Changes in fair value are recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged asset or liability in income. Changes in the mark-to-market value of the effective portion of interest rate swaps utilized by the Company to swap a portion of its fixed rate interest rate risk to floating rate risk are recognized as a component of Interest expense, net of capitalized interest.

Newmont assesses the effectiveness of the derivative contracts periodically using either regression analysis or the dollar offset approach, both retrospectively and prospectively, to determine

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether the hedging instruments have been highly effective in offsetting changes in the fair value of the hedged items. The Company defines highly effective as the hedge contract and the item being hedged being between 0.8 and 1.25 correlated, and the Company measures the amount of any hedge ineffectiveness. The Company will also assess periodically whether the hedging instruments are expected to be highly effective in the future. If a hedging instrument is not expected to be highly effective, the Company will stop hedge accounting prospectively. In those instances, the gains or losses remain in Accumulated other comprehensive (loss) income until the hedged item affects earnings.

The fair value of all derivative contracts that do not qualify as hedges are reflected as assets or liabilities, with the change in fair value recorded in Other income, net.

Net Income (Loss) per Common Share

Basic and diluted income (loss) per share are presented for Net income (loss) and for Income (loss) from continuing operations. Basic income (loss) per share is computed by dividing Net income (loss) or Income (loss) from continuing operations by the weighted-average number of outstanding common shares for the period, including the exchangeable shares (see Notes 12 and 21). Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted income per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

Comprehensive (Loss) Income

In addition to Net income (loss), Comprehensive (loss) income includes all changes in equity during a period, such as adjustments to minimum pension liabilities, foreign currency translation adjustments, the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges and cumulative unrecognized changes in fair value of marketable securities available-for-sale or other investments, except those resulting from investments by and distributions to owners.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2008 presentation. The Company reclassified accretion from Costs applicable to sales to a separate Accretion line item, regional administrative and community development from Costs applicable to sales to Other expense, net, marketing costs from Costs applicable to sales to General and administrative and write-down of investments from Costs and expenses to Other income, net. These changes were reflected for all periods presented.

Recently Adopted Pronouncements

Variable Interest Entities

In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to require public enterprises to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46(R)-8 is effective for the Company’s fiscal year ending December 31, 2008. Newmont has adopted the disclosure requirements of FSP FAS 140-4 and FIN 46(R)-8 in the Company’s VIE disclosures.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). FAS 162 was effective November 15, 2008, which was 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The adoption of FAS 162 has had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009, and are not expected to have a significant impact on the Company.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$14	$14	$—	$—
Marketable equity securities	621	621	—	—
Marketable debt securities	27	—	—	27

	$662	$635	$—	$27

Liabilities:
Trade payable from provisional copper and gold concentrate sales, net	$5	$5	$—	$—
Derivative instruments, net	140	—	140	—
8 5/8% debentures (hedged portion)	92	—	92	—

	$237	$5	$232	$—

The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company reviews fair value for auction rate securities and asset backed commercial paper on at least a quarterly basis. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. The Company estimated the fair values based on weighted average risk calculations using probabilistic cash flow assumptions. In January 2009, the investments in the Company’s asset backed commercial paper were restructured under court order. The restructuring allowed an interest distribution to be made to

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investors. The auction rate securities and asset backed commercial paper are classified within Level 3 of the fair value hierarchy.

The Company’s net trade payable from provisional copper and gold concentrate sales is valued using quoted market prices based on the forward London Metal Exchange (“LME”) (copper) and the London Bullion Market Association P.M. fix (“London P.M. fix”) (gold) and, as such, is classified within Level 1 of the fair value hierarchy.

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

The Company has fixed to floating swap contracts to hedge a portion of the interest rate risk exposure of its 8 5/8% uncollateralized debentures due May 2011. The hedged portion of the Company’s 8 5/8% debentures are valued using pricing models which require inputs, including risk-free interest rates and credit spreads. Because the inputs are derived from observable market data, the hedged portion of the 8 5/8% debentures is classified within Level 2 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets (asset backed commercial paper and auction rate securities) for the year ended December 31, 2008.

Balance at beginning of period	$31
Unrealized losses	(7)
Transfers in — auction rate securities	3

Balance at end of period	$27

Unrealized losses of $6 for the period were included in Accumulated other comprehensive (loss) income as a result of changes in C$ exchange rates from December 31, 2007. Unrealized losses of $1 for the period were included in Accumulated other comprehensive (loss) income as a result of mark-to-market changes from December 31, 2007. As of December 31, 2008, the assets classified within Level 3 of the fair value hierarchy represent 4% of the total assets measured at fair value.

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

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase to additional paid-in capital. EITF 06-11 has been applied prospectively for tax benefits on dividends declared in the Company’s fiscal year beginning January 1, 2008. The adoption of EITF 06-11 had an insignificant impact on the Company’s consolidated financial position, results of operations or cash flows.

Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting and reporting for uncertainties in the application of the income tax laws to our operations. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax provisions taken or expected to be taken in income tax returns. The cumulative effects of applying this interpretation were recorded as a decrease in retained earnings of $108, an increase of $5 in goodwill, an increase of $4 in minority interest, a decrease in net deferred tax assets of $37 (primarily, as a result of utilization of foreign tax credits and net operating losses as part of the FIN 48 measurement process, offset, in part, by the impact of the interaction of the Alternative Minimum Tax rules) and an increase of $72 in the net liability for unrecognized income tax benefits. Refer to Note 8.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. As of December 31, 2008 and 2007, the amount of accrued income-tax-related interest and penalties included in the Statements of Consolidated Income (Loss) was $37 for both years. During December 2008, the Company accrued an additional $31 of interest and penalties, paid $13 of interest, and released $18 as a result of the expiration of statute of limitations.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and in foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state and local income or non-U.S. income tax audits by taxing authorities for years before 2005.

Pensions

As of December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 required employers that sponsor one or more defined benefit plans to (i) recognize the funded status of a benefit plan in its statement of financial position, (ii) recognize the gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income, net of tax, (iii) measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The impact of adopting FAS 158 decreased Accumulated other comprehensive (loss) income by $27 as of December 31, 2006.

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). The Company adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in 2006 included: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). As a result of adopting FAS 123(R), the Company’s Income from continuing operations and Net income for 2008 and 2006 was $10 ($0.02 per share) and $19 ($0.04 per share) lower, respectively, and Loss from continuing operations and Net loss for 2007 was $11 ($0.02 per share) higher than if the Company had continued to account for share-based compensation under APB 25 as the Company did prior to January 1, 2006.

Deferred Stripping Costs

On January 1, 2006, the Company adopted Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance required the recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to earnings in the period of adoption for prior periods. The cumulative effect adjustment reduced retained earnings by $81 (net of tax and minority interests). Adoption of EITF 04-06 had no impact on the Company’s cash position or net cash from operations.

Recently Issued Accounting Pronouncements

Post-Retirement Benefit Plan

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for the Company’s fiscal year beginning January 1, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the potential impact of adopting this statement on the Company’s defined benefit pension and post-retirement benefit plan disclosures.

Equity Method Investment

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position or results of operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-Linked Financial Instruments

In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 is effective for the Company’s fiscal years beginning January 1, 2009. Early adoption for an existing instrument is not permitted. The Company does not expect the adoption of EITF 07-5 to have a material impact on the Company’s consolidated financial position or results of operations.

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company estimates that approximately $301 of debt discount will be recorded and the effective interest rate on the Company’s 2014 and 2017 convertible senior notes (see Note 21 to the Consolidated Financial Statements) will increase by approximately 5 percentage points to 6.0% and 6.25%, respectively, for the non-cash amortization of the debt discount. If FSP APB 14-1 had been effective when the convertible debt instruments were issued, Net income would have been $21 ($0.05 per share) lower in 2008 and Net loss would have been $9 ($0.02 per share) higher in 2007.

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

Derivative Instruments

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”) which

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s derivative instrument disclosures.

Business Combinations

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”) which amends FAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. This statement will impact how the Company accounts for future business combinations and the Company’s future consolidated financial position and results of operations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”) which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. For presentation and disclosure purposes, FAS 160 requires noncontrolling interests to be classified as a separate component of stockholders’ equity. FAS 160 is effective for the Company’s fiscal year beginning January 1, 2009.

NOTE 3	PRICE-CAPPED FORWARD SALES CONTRACTS

In 2001, the Company entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, the Company would realize the lower of the spot price on the delivery date or the capped price, ranging from $381 to $392 per ounce. The forward sales contracts were accounted for as normal sales contracts under FAS 133 and FASB Statement No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to FASB Statement No. 133” (“FAS 138”). The initial fair value of the forward sales contracts was recorded as deferred revenue, and the fair value of these contracts was not included on the Condensed Consolidated Balance Sheets.

In June 2007, the Company paid $578 to settle all of the 1.85 million ounce price-capped forward sales contracts. The Company reported a $531 pre-tax loss on the early settlement of the contracts, after a $47 reversal of previously recognized deferred revenue.

NOTE 4	MIDAS REDEVELOPMENT

In June 2007, a fatal accident occurred at the Midas mine in Nevada, which resulted in a temporary suspension of operations at the mine to initiate rescue and subsequent recovery efforts. As a result, the Mine Safety and Health Administration (“MSHA”) issued an order requiring operations to temporarily cease at the mine. During the third and fourth quarters of 2007, activities were undertaken, at the direction of MSHA, to regain entry into the mine in order to resume commercial

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

production which restarted in October 2007. The redevelopment and holding costs of $11 in 2007 included access development, inspection, preventative repairs and road and mill maintenance.

NOTE 5	ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Years Ended December 31,
	2008	2007	2006

Hope Bay	$39	$—	$—
Fort a la Corne JV	26	—	—
Technical and project services	23	15	25
Euronimba	15	7	3
Akyem	7	6	15
Phoenix	6	7	10
Conga	4	3	6
Other	46	24	22

	$166	$62	$81

NOTE 6	OTHER EXPENSE, NET

	Years Ended December 31,
	2008	2007	2006

Reclamation estimate revisions (Note 25)	$102	$29	$47
Community development	65	58	55
Regional administration	48	38	38
Western Australia power plant	18	11	1
Peruvian royalty	18	10	22
Batu Hijau divestiture and arbitration	15	3	—
Pension settlement loss (Note 22)	13	17	—
World Gold Council dues	11	11	13
Accretion, non-operating (Note 25)	10	8	3
Provision for bad debts	9	1	—
Buyat Bay settlement and other (Note 33)	3	12	22
Other	48	48	50

	$360	$246	$251

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7	OTHER INCOME, NET

	Years Ended December 31,
	2008	2007	2006

Canadian Oil Sands Trust income	$110	$47	$30
Gain on sale of exploration property	32	—	—
Gain on sale of investments, net	30	—	—
Interest income	29	50	67
Income from development projects, net	12	3	19
Gain on other asset sales, net	10	16	19
Gain (loss) on ineffective portion of derivative instruments, net (Note 14)	10	4	(60)
Foreign currency exchange (losses) gains, net	(12)	25	5
Write-down of investments (Note 15)	(114)	(46)	—
Loss on early retirement of debt	—	—	(40)
Other	16	7	13

	$123	$106	$53

NOTE 8	INCOME TAXES

The Company’s Income tax (expense) benefit consisted of:

	Years Ended December 31,
	2008	2007	2006

Current:
United States	$(62)	$121	$—
Foreign	(351)	(473)	(453)

	(413)	(352)	(453)

Deferred:
United States	235	(1)	15
Foreign	65	153	112

	300	152	127

	$(113)	$(200)	$(326)

The Company’s Income (loss) from continuing operations before income tax, minority interest and equity (loss) income of affiliates consisted of:

	Years Ended December 31,
	2008	2007	2006

United States	$564	$(155)	$188
Foreign	712	(197)	1,062

	$1,276	$(352)	$1,250

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2008	2007	2006

Income (loss) from continuing operations before income tax, minority interest and equity (loss) income of affiliates	$1,276	$(352)	$1,250
United States statutory corporate income tax rate	35%	35%	35%

Income tax (expense) benefit computed at United States statutory corporate income tax rate	(447)	123	(438)
Reconciling items:
Percentage depletion and Canadian Resource Allowance	130	70	77
Change in valuation allowance on deferred tax assets	(31)	17	3
Effect of foreign earnings, net of allowable credits	(5)	(10)	(7)
U.S. tax effect of minority interest attributable to non-U.S. investees	19	4	15
Rate differential for foreign earnings indefinitely reinvested	(20)	(7)	(70)
Resolution of prior years’ uncertain income tax matters	69	(3)	4
Foreign currency translation of monetary assets	21	—	1
Tax effect of changes in tax laws	—	4	23
Tax effect of impairment of goodwill	—	(393)	—
U.S. tax payable and book/tax basis analysis	—	—	27
Tax effect of loss generated on change in form of a non-U.S. subsidiary	159	—	—
Change in Australia’s functional currency for tax reporting	—	—	48
Other	(8)	(5)	(9)

Income tax expense	$(113)	$(200)	$(326)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At December 31,
	2008	2007

Deferred income tax assets:
Exploration costs	$65	$59
Depreciation	49	89
Net operating losses and tax credits	890	610
Retiree benefit and vacation accrual costs	138	68
Remediation and reclamation costs	138	141
Derivative instruments	111	128
Foreign currency exchange	2	—
Investment in partnerships	101	78
Other	64	158

	1,558	1,331
Valuation allowances	(513)	(509)

	1,045	822

Deferred income tax liabilities:
Net undistributed earnings of subsidiaries	(22)	(11)
Unrealized gain on investments	(44)	(149)
Depletable and amortizable costs associated with mineral rights	(602)	(629)
Derivative instruments	(5)	(25)
Foreign currency exchange	—	(26)

	(673)	(840)

Net deferred income tax assets (liabilities)	$372	$(18)

Net deferred income tax assets and liabilities consist of:

	At December 31,
	2008	2007

Current deferred income tax assets	$286	$112
Long-term deferred income tax assets	1,145	1,027
Current deferred income tax liabilities	(8)	(132)
Long-term deferred income tax liabilities	(1,051)	(1,025)

	$372	$(18)

These balances include net deferred income tax assets (liabilities) that have been reclassified to Assets and Liabilities of Operations Held for Sale of:

At December 31, 2007

Long-term deferred income tax assets	$1
Long-term deferred income tax liabilities	—

$1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2007, the Company adopted the provisions of FIN 48 which clarifies the accounting and reporting for uncertainties in the application of the income tax laws to our operations. As of December 31, 2008 and 2007, the Company had $181 and $230 of total gross unrecognized tax benefits, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2008	2007

Total amount of gross unrecognized tax benefits at beginning of year	$230	$267
Additions for tax positions of prior years	29	18
Additions for tax positions of current year	50	14
Reductions due to settlements with taxing authorities	(57)	(9)
Reductions due to lapse of statute of limitations	(71)	(14)
Reductions due to change in legislation	—	(30)
Reclassification of net interest out of gross unrecognized tax benefits balance	—	(16)

Total amount of gross unrecognized tax benefits at end year	$181	$230

At December 31, 2008 and 2007, $116 and $84, respectively, represents the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate. Also included in the balance at December 31, 2008 and 2007 are $11 and $13, respectively, of tax positions that, due to the impact of deferred tax accounting, the disallowance of which would not affect the annual effective tax rate.

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

On June 25, 2008, the United States Tax Court issued an opinion for Santa Fe Pacific Gold Company and Subsidiaries (“Santa Fe”), by and through its successor in interest, Newmont USA Limited, a member of the Newmont Mining Corporation affiliated group. The Tax Court issued the ruling for the tax years 1994 — 1997, which were years prior to Newmont’s acquisition of Santa Fe. The Tax Court ruled unfavorably on certain issues relating to the method in which Santa Fe was calculating adjustments related to percentage depletion in its Alternative Minimum Tax calculation. As a direct result of that decision, during the second quarter, the Company increased its liability for uncertain income tax positions under FIN 48 by $27. Since the increase in the Company’s FIN 48 liability is attributable to additional alternative minimum tax amounts owed, these amounts can be used in the future by the Company as a credit against its regular US corporate tax liability. Management is currently exploring its legal options in order to decide how to proceed in response to the Tax Court opinion.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $3 to $5 in the next 12 months.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. As of December 31, 2008 and 2007, the amount of accrued income-tax-related interest and penalties included in the Statements of Consolidated Income (Loss) was $37 for both years. During December 2008, the Company accrued an additional $31 of interest and penalties, paid $13 of interest, and released $18 as a result of the expiration of statute of limitations.

Newmont intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $434 and $773 as of December 31, 2008 and 2007, respectively. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.

As of December 31, 2008 and December 31, 2007, the Company had (i) $669 and $684 of net operating loss carry forwards, respectively; and (ii) $154 and $72 of tax credit carry forwards, respectively. As of December 31, 2008 and 2007, $559 and $493, respectively, of net operating loss carry forwards are attributable to acquired mining operations in Australia for which current tax law provides no expiration period. The remaining net operating losses available are attributable to acquired entities and have various temporal and other limitations that may restrict the ultimate realization of the tax benefits of such tax attributes.

Tax credit carry forwards for 2008 and 2007 of $76 and $72 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2014. Other credit carry forwards at the end of 2008 and 2007 in the amounts of $78 and $nil, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

The Company increased the valuation allowance related to deferred tax assets by $31 during 2008. This increase was offset by a decrease of $27 that had no impact on the Company’s effective tax rate. The valuation allowance remaining at the end of 2008 primarily is attributable to non-U.S. subsidiaries tax loss carryforwards.

At December 31, 2008 and 2007, the Company had $187 and $10, respectively, of foreign prepaid income taxes. See Note 18.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The breakdown of the Company’s net deferred tax assets (liabilities) between the United States and foreign taxing jurisdictions is as follows:

	At December 31,
	2008	2007

United States	$1,092	$678
Foreign	(720)	(696)

	$372	$(18)

The breakdown of the Company’s current income and mining taxes payable balance between the United States and foreign taxing jurisdictions is as follows:

	At December 31,
	2008	2007

United States	$23	$124
Foreign	35	343

	$58	$467

NOTE 9	MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES

	Years Ended December 31,
	2008	2007	2006

Yanacocha	$232	$108	$256
Batu Hijau	98	299	103
Other	(1)	3	4

	$329	$410	$363

Newmont has a 45% ownership interest in the Batu Hijau mine, held through the Nusa Tenggara partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that operates the Batu Hijau mine. Newmont identified NTP as a VIE as a result of certain capital structures and contractual relationships. As a result, Newmont fully consolidates Batu Hijau in its consolidated financial statements. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company. Because PTPI had been advanced a loan by NTP and was not obligated to absorb the expected losses of PTNNT, PTPI’s interest was initially considered a carried interest and Newmont reported a 52.875% economic interest in Batu Hijau, which reflected Newmont’s actual economic interest in the mine until such time as the loan was fully repaid (including accrued interest). On May 25, 2007, PTPI fully repaid the loan (including accrued interest) from NTP. As a result of the loan repayment, Newmont’s economic interest in Batu Hijau was reduced from 52.875% to 45% and the Company recorded a net charge of $25 (after-tax) against Minority interest expense in the second quarter of 2007. During the second quarter of 2008, PTNNT advanced PTPI $20, which is included in Other long-term assets.

Newmont has a 51.35% ownership interest in Minera Yanacocha SR.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10	EQUITY (LOSS) INCOME OF AFFILIATES

	Years Ended December 31,
	2008	2007	2006

AGR Matthey Joint Venture	$(2)	$1	$1
Regis Resources NL	(3)	(8)	(2)
European Gold Refineries	—	6	3

	$(5)	$(1)	$2

AGR Matthey Joint Venture

Newmont holds a 40% interest in the AGR Matthey Joint Venture (“AGR”), a gold refinery, with Johnson Matthey (Australia) Ltd. and the West Australian Mint holding the remaining interests. Newmont has no guarantees related to this investment. Newmont received dividends of $nil, $2 and $1 during 2008, 2007 and 2006, respectively, from its interests in AGR. See also Note 27 for details of Newmont’s transactions with AGR.

Regis Resources NL

Newmont holds a 43% interest in Regis Resources NL, which is primarily a gold exploration company with substantial landholding in Western Australia. Newmont has no guarantees related to this investment.

European Gold Refineries

Prior to May 1, 2008, Newmont held a 46.72% interest in European Gold Refineries (“EGR”), sole owner of Valcambi SA, a London Good Delivery precious metals refiner and manufacturer of precious metal coins, medallions and luxury watch components. See Note 13 for a discussion of the acquisition of additional shares resulting in the consolidation of EGR in 2008.

NOTE 11	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Discontinued operations include the royalty portfolio and Pajingo operation, both sold in 2007, as well as the Zarafshan-Newmont Joint Venture (“Zarafshan”) expropriated by the Uzbekistan government in 2006 and the Holloway operation and Martabe project, both sold in 2006.

In December 2007, the Company sold substantially all of Pajingo’s assets for cash and marketable equity securities totaling $23 resulting in a gain of $8. Additional Pajingo asset sales resulted in a gain of $1 in 2008.

In June 2007, the Company’s Board of Directors approved a plan to cease Merchant Banking activities. As part of this plan, Newmont decided to dispose of the assets recorded in the royalty portfolio and a portion of the marketable equity securities portfolio and to cease further investments in marketable equity securities that do not support Newmont’s core gold mining business. In June 2007, Newmont recorded a $1,665 non-cash charge to impair the goodwill associated with the Merchant Banking Segment. In December 2007, Newmont received net cash proceeds of $1,187 and recognized a gain of $905 related to the sale of the royalty portfolio. In 2008, Newmont recognized additional royalty portfolio revenue of $6 in excess of the 2007 estimate and recorded a $19 tax benefit related to the US tax return true-up on the sale of the royalty portfolio.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, Newmont recorded an impairment loss of $101 due to the Uzbekistan government’s expropriation of the Zarafshan operation. In 2007, after pursuing international arbitration,Newmont received proceeds of $80 and recognized a gain of $77 related to the settlement.

In 2006, Newmont received $271 net cash proceeds for the Alberta oil sands project, resulting in a $266 gain, received $42 net cash proceeds and approximately 43 million Agincourt shares valued at $37 for the Martabe project, resulting in a $30 gain and received $40 net cash proceeds plus certain royalties for the Holloway assets, resulting in a $13 gain.

Newmont has accounted for these dispositions in accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has reclassified the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Consolidated Balance Sheets and to Income (loss) from discontinued operations in the Consolidated Statements of Income (Loss) for all periods presented. The Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

The following table details selected financial information included in the Income (loss) from discontinued operations in the Consolidated Statements of Income (Loss):

	Years Ended December 31,
	2008	2007	2006

Sales — gold, net	$—	$119	$157
Income from operations:
Royalty portfolio	$6	$123	$67
Pajingo	—	8	12
Zarafshan	—	—	6

	6	131	85

Gain on sale of operations:
Pajingo	1	8	—
Zarafshan	—	77	—
Holloway	—	—	13

	1	85	13

Gain on sale of royalty assets	—	905	—
Gain on sale of Alberta oil sands project	—	—	266
Gain on sale of Martabe	—	—	30
Loss on impairment of goodwill and other assets	—	(1,665)	(101)

Pre-tax income (loss)	7	(544)	293
Income tax benefit (expense)	17	(379)	(65)

Income (loss) from discontinued operations	$24	$(923)	$228

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of Assets and Liabilities of operations held for sale in the consolidated balance sheets are as follows:

At December 31,
2007

Assets:
Accounts receivable	$20
Property, plant and mine development	3
Deferred income tax assets	1

$24

Liabilities:
Income and mining taxes	$378
Other liabilities	16

$394

The following table details selected financial information included in Net cash (used in) provided from discontinued operations and investing activities and financing activities of discontinued operations:

	Years Ended December 31,
	2008	2007	2006

Net cash (used in) provided from discontinued operations:
Income (loss) from discontinued operations	$24	$(923)	$228
Amortization	—	46	51
Deferred income taxes	—	55	37
Gain on asset sales, net	—	(990)	(309)
Gain on sale of investments, net	—	(46)	(13)
Loss on impairment of goodwill	—	1,665	—
Other operating adjustments and write-downs	—	18	96
(Decrease) increase in net operating liabilities	(135)	313	6

	$(111)	$138	$96

Net cash (used in) provided from investing activities of discontinued operations:
Proceeds from asset sales, net	$(6)	$1,274	$353
Proceeds from sale of marketable securities	—	90	8
Additions to property, plant and mine development	—	(6)	(20)
Investments in marketable securities	—	(2)	(10)
Other	—	(2)	7

	$(6)	$1,354	$338

Net cash used in financing activities of discontinued operations:
Repayment of debt	$—	$—	$(7)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12	STOCKHOLDERS’ EQUITY AND INCOME (LOSS) PER SHARE

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

The Company paid common stock dividends of $0.40 per share in 2008, 2007 and 2006.

Treasury Stock

Treasury stock is acquired by the Company when certain restricted stock awards vest or are forfeited (see Note 23). At vesting, a participant has a tax liability and, pursuant to the participant’s award agreement, may elect withholding of restricted stock to satisfy tax withholding obligations. The withheld or forfeited stock is accounted for as treasury stock and carried at the par value of the related common stock.

Exchangeable Shares

In connection with the acquisition of Franco-Nevada Corporation (“Franco”) in February 2002, certain holders of Franco common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to holders of Newmont common stock. As of December 31, 2008 and 2007, the value of these no-par shares was included in Additional paid-in capital.

Call Spread Transactions

In connection with the issuance of $1,150 of convertible notes in July 2007 (see Note 21), the Company entered into separate convertible note hedge transactions and separate warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the convertible notes. The Company purchased call options in private transactions to cover 24,887,956 shares of the Company’s common stock at a strike price of $46.21 per share, subject to adjustment in certain circumstances, for approximately $366. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the notes upon conversion. The Company also sold warrants in private transactions permitting the purchasers to acquire up to 24,887,956 shares of the Company’s common stock at an exercise price of $60.27, subject to adjustments in certain circumstances, for total proceeds of approximately $248.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) per Common Share

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

	Years Ended December 31,
	2008	2007	2006

Numerator:
Income (loss) from continuing operations	$829	$(963)	$563
Income (loss) from discontinued operations	24	(923)	228

Net income (loss)	$853	$(1,886)	$791

Denominator (common shares — millions):
Basic	454	452	450
Effect of employee stock based awards	1	—	2

Diluted	455	452	452

Income (loss) per common share
Basic:
Income (loss) from continuing operations	$1.83	$(2.13)	$1.25
Income (loss) from discontinued operations	0.05	(2.04)	0.51

Net income (loss)	$1.88	$(4.17)	$1.76

Diluted:
Income (loss) from continuing operations	$1.82	$(2.13)	$1.25
Income (loss) from discontinued operations	0.05	(2.04)	0.50

Net income (loss)	$1.87	$(4.17)	$1.75

Options to purchase 4.4 million, 1.7 million and 1.1 million shares of common stock at average exercise prices of $47.63, $52.76 and $48.48. were outstanding as of December 31, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted weighted average number of common shares because the strike prices of the options exceeded the price of the common stock.

Other outstanding options to purchase 1.4 million shares of common stock were not included in the computation of diluted weighted average common shares in 2007 because their effect would have been anti-dilutive.

In July 2007, Newmont issued $1,150 of convertible notes that, if converted in the future, would have a potentially dilutive effect on the Company’s stock (see Note 21). Under the indenture for the convertible notes, upon conversion Newmont is required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of the conversion price) in cash, shares or a combination thereof. The effect on diluted earnings per share is calculated under the net share settlement method in accordance with the FASB’s Emerging Issues Task Force 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” Under the net share settlement method, the Company includes the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are surrendered. The average closing price of the Company’s common stock for each of the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods presented is used as the basis for determining dilution. The average price of the Company’s common stock for the year ended December 31, 2008 did not exceed the conversion price of $46.21 and therefore, did not have a dilutive effect on earnings per share.

NOTE 13	ACQUISITIONS

In April 2008, the Company purchased 15,960 additional shares of EGR for $11 in cash bringing its ownership interest to 56.67% from 46.72%. EGR owns 100% of Valcambi SA (“Valcambi”), a London Good Delivery precious metals refiner and manufacturer of precious metal coins, medallions and luxury watch components. The additional interest resulted in the consolidation of EGR as of May 1, 2008 and increased Other current assets and Other current liabilities by $229 and $206, respectively. EGR’s revenue and expenses are included in Other income, net reflecting the service fee and secondary nature of EGR’s business to the Company’s central operations. Prior to consolidation, the Company accounted for EGR using the equity method of accounting. In November 2008, EGR repurchased 6.55% of its own shares from a minority shareholder bringing Newmont’s ownership to 60.64%.

In December 2007, the Company purchased approximately 70% of the common shares of Miramar Mining Corporation (“Miramar”), which, in addition to the shares previously owned, brought the Company’s interest in Miramar to approximately 78%. During the first quarter of 2008, the Company completed the acquisition of 100% of Miramar. All shares were purchased for C$6.25 per share in cash.

With the completion of the Miramar acquisition, the Company controls the Hope Bay project, a large undeveloped gold property in Nunavut, Canada. The acquisition and development of the Hope Bay project is consistent with the Company’s strategic focus on generating value through exploration and project development and was acquired with the intention of adding higher grade ore reserves and developing a new core gold mining district in a AAA-rated country.

The purchase price paid has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the respective closing dates as follows:

Assets:
Cash and cash equivalents	$38
Property, plant and mine development, net	1,880
Investments	40
Deferred income tax assets	94
Other assets	35

2,087

Liabilities:
Accrued liabilities	53
Deferred income tax liabilities	681

734

Net assets acquired	$1,353

In September 2006, Newmont acquired a 40% interest in Shore Gold Inc.’s Fort a la Corne JV diamond project in Saskatchewan, Canada for cash consideration of $152.

In March 2006, Newmont acquired Newcrest Mining Limited’s 22.22% interest in the Boddington project, bringing its interest in the project, at that time, to 66.67%, for cash consideration of $173.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2006, Newmont acquired the remaining 15% interest in the Akyem project for cash consideration of $23, bringing its interest in the project to 100%.

NOTE 14	DERIVATIVE INSTRUMENTS

Newmont’s strategy is to provide shareholders with leverage to changes in the gold price by selling the Company’s gold production at market prices. Prior to 2007, however, Newmont entered into derivative contracts to protect the selling price for certain anticipated gold and copper production. During 2007, the Company delivered into the last of the copper collar contracts and settled all price-capped forward gold sales contracts. The Company continues to manage risks associated with commodity inputs, interest rates and foreign currencies using the derivative market.

For 2008, 2007 and 2006, net gains (losses) of $10, $4 and $(60), respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as fair value and cash flow hedges. All of the currency and diesel contracts have been designated as cash flow hedges of future expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive (loss) income. The amount to be reclassified from Accumulated other comprehensive (loss) income, net of tax to income for derivative instruments during the next 12 months is a loss of approximately $33. The maximum period over which hedged forecasted transactions are expected to occur is 3 years.

Foreign Currency Contracts

Newmont entered into a series of foreign currency contracts to hedge the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. Newmont entered into IDR/$ forward purchase contracts to hedge up to 80% of the Company’s IDR denominated operating expenditures which results in a blended IDR/$ rate realized each period. The hedges are forward purchase contracts with expiration dates ranging up to one year from the date of issue which increased Batu Hijau Costs applicable to sales by $2 in 2008, and reduced Batu Hijau Costs applicable to sales by $4 and $11 in 2007 and 2006, respectively. As of December 31, 2008, the Company has hedged 31% of its expected 2009 IDR operating expenditures.

During the third quarter of 2007, Newmont began a multi-year systematic, disciplined layered program to hedge up to 85% of the Company’s A$ denominated operating expenditures with forward contracts that have expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ rates. Each month, fixed forward contracts are obtained to hedge 1/36th of the forecasted monthly A$ operating cost exposure in the rolling three-year hedge period resulting in a blended $/A$ rate realized. During 2008 and 2007, the A$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $13 and reduced Australia/New Zealand Costs applicable to sales by $1, respectively. As of December 31, 2008, the Company has hedged 66%, 38% and 12% of its expected 2009, 2010 and 2011 A$ operating expenditures, respectively, which includes our 66.67% ownership in Boddington.

During the first quarter of 2008, Newmont began a multi-year systematic, disciplined layered program to hedge up to 75% of the Company’s NZ$ denominated operating expenditures with forward contracts that have expiration dates ranging up to two years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/NZ$ rates. Each month, fixed forward contracts are obtained to hedge 1/24th of the forecasted monthly NZ$ operating cost exposure in the rolling two-year hedge period resulting in a blended $/NZ$ rate realized. During 2008, the NZ$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $2. As of December 31, 2008, the Company has hedged 53% and 20% of its expected 2009 and 2010 NZ$ operating expenditures, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2007, Newmont began a program to hedge up to 95% of the Company’s A$ denominated capital expenditures related to the construction of Boddington. The program consists of a series of fixed forward contracts and bought call option contracts with expiration dates ranging up to one year from the date of issue. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which the Boddington assets are placed into service and affect earnings. As of December 31, 2008, the Company has hedged 83% of its remaining A$ denominated Boddington capital expenditures for its 66.67% ownership.

Newmont had the following foreign currency derivative contracts outstanding at December 31, 2008:

	Expected Maturity Date				Fair Value
				Total/	At December 31,
	2009	2010	2011	Average	2008		2007

IDR Forward Purchase Contracts:
$ (millions)	$35	$—	$—	$35	$(4	)(1)	$(1	)(1)
Average rate (IDR/$)	10,238	—	—	10,238
A$ Operating Forward Purchase Contracts:
$ (millions)	$376	$282	$85	$743	$(85	)(2)	$—	(2)
Average rate ($/A$)	0.79	0.78	0.74	0.78
NZ$ Operating Forward Purchase Contracts:
$ (millions)	$37	$12	$—	$49	$(6	)(3)	$—	(3)
Average rate ($/NZ$)	0.67	0.62	—	0.66
A$ Capital Forward Purchase Contracts:
$ (millions)	$325	$—	$—	$325	$(40	)(4)	$(1	)(4)
Average rate ($/A$)	0.80	—	—	0.80
A$ Capital Call Option Contracts:
$ (millions)	$28	$—	$—	$28	$1	(4)	$1	(4)
Average rate ($/A$)	0.70	—	—	0.70

(1)	The fair value of the IDR operating forward purchase contracts includes $4 and $1 in Other current liabilities as of December 31, 2008 and December 31, 2007, respectively.

(2)	The fair value of the A$ operating forward purchase contracts includes $1 in Other current assets, $1 in Other long-term assets, $45 in Other current liabilities, and $42 in Other long-term liabilities as of December 31, 2008. The fair value of the A$ operating forward purchase contracts included $2 in Other current assets, $2 in Other long-term assets, $1 in Other current liabilities, and $3 in Other long-term liabilities as of December 31, 2007.

(3)	The fair value of the NZ$ operating forward purchase contracts includes $5 in Other current liabilities and $1 in Other long-term liabilities as of December 31, 2008.

(4)	The fair value of the capital hedge program related to the construction of the Boddington project includes $3 in Other current assets for A$ bought call option and forward purchase contracts and $42 in Other current liabilities for A$ forward purchase contracts as of December 31, 2008. The fair value of the capital hedge program included $1 in Other current assets for A$ bought call option contracts and $1 in Other current liabilities for A$ forward purchase contracts as of December 31, 2007.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diesel Fixed Forward Contracts

During the first quarter of 2008, Newmont implemented a program to hedge up to 66% of its operating cost exposure related to diesel prices of fuel consumed at its Nevada operations. The program consists of a series of financially settled fixed forward contracts with expiration dates of up to one year from the date of issue. During 2008, the Nevada diesel hedge program increased Nevada Costs applicable to sales by $4. As of December 31, 2008, the Company has hedged 34% of its expected 2009 Nevada diesel expenditures.

Newmont had the following diesel derivative contracts outstanding at December 31, 2008:

	Expected Maturity Date		Fair Value
		Total/	At December 31,		At December 31,
	2009	Average	2008		2007

Diesel Forward Purchase Contracts:
$ (millions)	$37	$37	$(15	)(1)	$—
Average rate ($/gallon)	2.49	2.49

(1)	The fair value of the diesel forward purchase contracts includes $15 in Other current liabilities as of December 31, 2008.

Interest Rate Swap Contracts

As of December 31, 2008, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its 8 5/8% debentures. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. The hedge contracts decreased Interest expense, net of capitalized interest by $2, $nil and $nil for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the fair value of the interest rate swaps was $9, of which $2 was included in Other current assets and $7 was included in Other long-term assets. At December 31, 2007, the fair value of the interest rate swaps was $4, all of which was included in Other long-term assets.

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

LME copper prices averaged $3.16 per pound during 2008, compared with the Company’s recorded average provisional price of $3.03 per pound. The applicable forward copper price at the end of 2008 was $1.39 per pound. During 2008, declining copper prices resulted in a provisional pricing mark-to-market loss of $48. At December 31, 2008, the Company had copper sales of 82 million pounds priced at an average of $1.39 per pound, subject to final pricing in the first quarter of 2009.

The average London P.M. fix was $872 per ounce during 2008, compared with the Company’s recorded average provisional price of $874 per ounce. The applicable forward gold price at the end of 2008 was $883 per ounce. During 2008, changes in gold prices resulted in a provisional pricing mark-

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to-market loss of $2. At December 31, 2008, the Company had gold sales of 9,000 ounces priced at an average of $883 per ounce, subject to final pricing in the first quarter of 2009.

Price-capped Forward Sales Contracts

In June 2007, the Company paid $578 to settle all of the 1.85 million ounce price-capped forward sales contracts which were accounted for as normal sales contracts under FAS 133 and FAS 138. The Company reported a $531 pre-tax loss on the early settlement of the contracts, after a $47 reversal of previously recognized deferred revenue in 2007. See Note 3 for additional details.

Copper Collar Contracts

During 2006, Newmont entered into copper collar contracts to hedge the copper price realized during those periods. Final delivery under the copper collar contracts occurred in February 2007. As of December 31, 2006, approximately 13 million pounds of copper were hedged by the copper collar contracts, which had been designated as cash flow hedges of forecasted copper sales. As such, changes in the fair value related to the effective portion of the hedges were recorded in Accumulated other comprehensive (loss) income.

NOTE 15	INVESTMENTS

	At December 31, 2008
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis

Current:
Marketable Equity Securities	$14	$1	$(3)	$12

Long-term:
Marketable Debt Securities:
Auction rate securities	$7	$—	$(2)	$5
Asset backed securities	25	—	(3)	22

	32	—	(5)	27

Marketable Equity Securities:
Canadian Oil Sands Trust	251	283	—	534
Gabriel Resources Ltd.	64	—	—	64
Shore Gold Inc.	6	—	—	6
Other	8	—	(3)	5

	329	283	(3)	609

Other investments, at cost	7	—	—	7
Investment in Affiliates (Note 10):
AGR Matthey Joint Venture	12	—	—	12

	$380	$283	$(8)	$655

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2007
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis

Current:
Marketable Equity Securities	$19	$39	$—	$58
Other investments, at cost	3	—	—	3

	$22	$39	$—	$61

Long-term:
Marketable Debt Securities:
Auction rate securities	$7	$—	$(2)	$5
Asset backed securities	31	—	—	31

	38	—	(2)	36

Marketable Equity Securities:
Canadian Oil Sands Trust	316	907	—	1,223
Gabriel Resources Ltd.	94	—	—	94
Shore Gold Inc.	80	—	—	80
Other	37	15	(7)	45

	527	922	(7)	1,442

Other investments, at cost	4	—	—	4
Investment in Affiliates (Note 10):
European Gold Refineries	29	—	—	29
AGR Matthey Joint Venture	17	—	—	17
Regis Resources NL	3	—	—	3

	49	—	—	49

	$618	$922	$(9)	$1,531

During 2008, the Company recognized impairments for other-than-temporary declines in value of $67 for Shore Gold Inc., $23 for Gabriel Resources Ltd. and $24 for other marketable equity securities. During 2007, the Company recognized impairments for other-than-temporary declines in value of $26 for Shore Gold Inc. and $20 for Gabriel Resources Ltd.

During 2008, the Company purchased marketable equity securities of Gabriel Resources for $11 and other marketable equity securities for $6. During 2007, the Company purchased marketable equity securities of Gabriel Resources for $27 and other marketable equity securities for $9.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Marketable equity securities	$6	$6	$—	$—	$6	$6
Marketable debt securities	22	3	5	2	27	5

	$28	$9	$5	$2	$33	$11

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Marketable equity securities	$16	$7	$—	$—	$16	$7
Marketable debt securities	5	2	—	—	5	2

	$21	$9	$—	$—	$21	$9

The unrealized loss of $11 and $9 in 2008 and 2007, respectively, relate to the Company’s investments in marketable equity securities, auction rate securities and asset backed commercial paper as listed in the December 31, 2008 and 2007 tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. Generally the Company’s policy is to treat a decline in a marketable equity security’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The fair values of these marketable equity securities have not been continuously below cost for the past six months. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.

NOTE 16	INVENTORIES

	At December 31,
	2008	2007

In-process	$53	$64
Concentrate	54	69
Precious metals	24	27
Materials, supplies and other	388	303

	$519	$463

The Company recorded aggregate write-downs of $5, $3 and $2 for 2008, 2007 and 2006, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2008 were related to Nevada and Batu Hijau. Write-downs in 2007 were related to Australia/New Zealand. Write-downs in 2006 were related to Golden Giant (Other Operations). Inventory write-downs are classified as components of Costs applicable to sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17	STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2008	2007

Current:
Stockpiles	$120	$204
Ore on leach pads	204	169

	$324	$373

Long-term:
Stockpiles	$873	$528
Ore on leach pads	272	260

	$1,145	$788

At December 31, 2008, stockpiles were primarily located at Batu Hijau ($612), Nevada ($214) and Australia/New Zealand ($98) and leach pads were primarily located at Yanacocha ($264) and Nevada ($165). The Company recorded aggregate write-downs of $20, $14 and $2 for 2008, 2007 and 2006, respectively, to reduce the carrying value of stockpiles and leach pads to net realizable value. Write-downs in 2008 were related to Kori Kollo (Other Operations) and Australia/New Zealand. Write-downs in 2007 were primarily related to Yanacocha and Australia/New Zealand. The write-down in 2006 was related to Australia/New Zealand. Stockpile and ore on leach pads write-downs are classified as components of Costs applicable to sales.

NOTE 18	OTHER ASSETS

	At December 31,
	2008	2007

Other current assets:
Prepaid income and mining taxes	$187	$10
Refinery metal inventory and receivable	168	—
Other prepaid assets	43	37
Notes receivable	9	13
Other	51	27

	$458	$87

Other long-term assets:
Debt issuance costs	$35	$40
Restricted cash	33	93
Corporate-owned life insurance	26	19
Prepaid royalties	19	20
Other receivables	17	21
Prepaid maintenance costs	13	6
Derivative instruments (Note 14)	8	6
Other	62	25

	$213	$230

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19	PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable	At December 31, 2008			At December 31, 2007
	Life		Accumulated	Net Book		Accumulated	Net Book
	(In Years)	Cost	Amortization	Value	Cost	Amortization	Value

Land	—	$105	$—	$105	$88	$—	$88
Facilities and equipment	1 - 25	9,158	(4,411)	4,747	7,786	(4,110)	3,676
Mine development	1 - 25	2,063	(933)	1,130	1,951	(896)	1,055
Mineral interests	1 - 25	2,767	(563)	2,204	2,830	(509)	2,321
Asset retirement cost	1 - 25	384	(191)	193	335	(165)	170
Construction-in-progress	—	1,753	—	1,753	1,830	—	1,830

		$16,230	$(6,098)	$10,132	$14,820	$(5,680)	$9,140

Leased assets included above in facilities and equipment	2 - 18	$425	$(268)	$157	$378	$(228)	$150

		At December 31, 2008			At December 31, 2007
	Amortization	Gross			Gross
	Period	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Mineral Interests	(in years)	Value	Amortization	Value	Value	Amortization	Value

Production stage	1 - 25	$804	$(556)	$248	$766	$(502)	$264
Development stage	—	372	—	372	386	—	386
Exploration stage	—	1,591	(7)	1,584	1,678	(7)	1,671

		$2,767	$(563)	$2,204	$2,830	$(509)	$2,321

Construction-in-progress during 2008 of $1,753 included $1,325 at Australia/New Zealand primarily related to the Boddington project, $139 at Africa primarily related to the Akyem project, the development of the Amoma pit at Ahafo and other infrastructure in Ahafo, $133 at Nevada primarily related to tailings dam expansions at Carlin and Twin Creeks and a truck shop at Carlin and $132 at Yanacocha primarily related to project infrastructure, a water treatment plant and leach pad expansions.

Construction-in-progress during 2007 of $1,830 included $782 at Nevada primarily related to the construction of the power plant as well as leach pads and a new crusher at the Phoenix operation, $242 at Yanacocha primarily related to the construction of the gold mill, $598 at Australia/New Zealand primarily related to the Boddington project, and $178 at Africa primarily related to the Akyem project, the Ahafo North project, power generation projects, and a cyanide recovery circuit.

Write-down of property, plant and mine development totaled $137, $10 and $3 for 2008, 2007 and 2006, respectively. The 2008 write-down primarily related to mineral interests and other assets in Canada, Indonesia and Nevada. The Fort a la Corne JV assets were impaired based on 2008 geologic results and potential project economics leading to a decision by Newmont to cease funding its share of project development costs after January 2009. The assets were written-down to estimated recoverable value. The 2007 write-down primarily related to assets in Indonesia and Australia. The 2006 write-down related to assets in Peru and Indonesia.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20	GOODWILL

The carrying amount of goodwill by reporting unit as of December 31, 2008 and 2007 and changes in the carrying amount of goodwill are summarized in the following table:

	Australia/
	New Zealand	Exploration	Consolidated

Balance at January 1, 2006	$186	$1,129	$1,315
Boddington acquisition from Newcrest Mining Ltd. — preliminary	23	—	23

Balance at December 31, 2006	209	1,129	1,338
Boddington acquisition from Newcrest Mining Ltd. — final	(23)	—	(23)
Pre-acquisition income tax contingency adjustment	—	(7)	(7)
Exploration impairment	—	(1,122)	(1,122)

Balance at December 31, 2007	186	—	186
Pre-acquisition income tax contingency adjustment	2	—	2

Balance at December 31, 2008	$188	$—	$188

In 2007, annual testing for impairment pursuant to FAS No. 142 (comparison of implied goodwill value to carrying value) resulted in a goodwill impairment charge for the Exploration Segment of $1,122. The impairment resulted primarily from adverse changes in valuation assumptions and the application of a revised industry definition of value beyond proven and probable reserves (“VBPP”). The changes to valuation assumptions included: (i) a significantly lower assumed annual reserve growth rate (from 4% to 3%), (ii) a significant change in the financial markets resulting in a significant increase in the discount rate (from 8% to 10%), and (iii) an increase in finding costs due to a combination of increased spending and reduced exploration success. The revised definition of VBPP ascribes more value to tangible mineral interest than the original definition used by the Company. As a result of applying the new definition of VBPP, the higher value ascribed to the Exploration Segment’s tangible mineral interests reduced the implied value of the Exploration Segment’s goodwill to a negligible value. Based on the negligible valuation, the Exploration Segment goodwill was impaired and the full $1,122 of goodwill was recorded as a non-cash write-down of goodwill as of December 31, 2007.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21	DEBT

	At December 31,
	2008		2007
	Current	Non-Current	Current	Non-Current

Sale-leaseback of refractory ore treatment plant	$24	$188	$22	$212
8 5/8% debentures, net of discount (due 2011)	—	214	—	218
Corporate revolving credit facility (due 2012)	—	757	—
2014 convertible senior notes	—	575	—	575
2017 convertible senior notes		575	—	575
5 7/8% notes, net of discount (due 2035)	—	597	—	597
Newmont Australia 7 5/8% guaranteed notes	—	—	119	—
PTNNT project financing facility	87	219	87	306
PTNNT shareholder loans	18	—	—	—
Yanacocha credit facility	14	62	14	76
Yanacocha bonds	—	100	—	100
Ahafo project facility	9	66	—	—
Other project financings and capital leases	17	20	13	24

	$169	$3,373	$255	$2,683

Scheduled minimum debt repayments are $169 in 2009, $156 in 2010, $329 in 2011, $901 in 2012, $115 in 2013 and $1,872 thereafter.

Sale-Leaseback of Refractory Ore Treatment Plant

In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada. The lease term is 21 years and aggregate future minimum lease payments, which include interest, were $263 and $299 as of December 31, 2008 and 2007, respectively. Future minimum lease payments are $37 in 2009, $36 in 2010, $39 in 2011, $70 in 2012, $36 in 2013 and $45 thereafter. The lease includes purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. In connection with this transaction, the Company entered into certain interest rate hedging contracts that were settled for a gain of $11, which is recognized as a reduction of interest expense over the term of the lease. Including this gain, the effective interest rate on the borrowing is 6.15%. The related asset is specialized, therefore it is not practicable to estimate the fair value of this debt.

5 7/8% Notes

In March 2005, Newmont issued uncollateralized notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these notes was $449 and $523 as of December 31, 2008 and 2007, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this debt.

8 5/8% Debentures

Newmont has outstanding uncollateralized debentures with a principal amount of $223 due May 2011 bearing an annual interest rate of 8.625%. Interest is paid semi-annually in May and November

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the debentures are redeemable prior to maturity under certain conditions. Newmont has contracts to hedge the interest rate risk exposure on $100 of these debentures. The Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49% (see Note 14). Using prevailing interest rates on similar instruments, the estimated fair value of these debentures was $225 and $238 as of December 31, 2008, and 2007, respectively. The foregoing fair value estimate was prepared by an independent third party and may or may not reflect the actual trading value of this debt.

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

In connection with the convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). These transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. When the warrant transactions become dilutive to the Company’s earnings per share (Newmont’s share price exceeds $60.27) the underlying shares will be included in the computation of diluted income per common share. The Company has analyzed the Call Spread Transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and other relevant accounting literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in paid-in capital and the proceeds of the warrants as an addition to paid-in capital, and the Company will not recognize subsequent changes in fair value of the agreements.

Newmont Australia 7 5/8% Notes

Newmont Finance Limited (“NFL”) a subsidiary of Newmont Australia Limited (“NAL”) had outstanding notes with a principal amount of $119 that were paid in July 2008.

Project Financings

PTNNT Project Financing Facility

PTNNT has a project financing facility with a syndicate of banks. The scheduled repayments of this debt are semi-annual installments of $43 through November 2010 and $22 from May 2011 through November 2013. Amounts outstanding under the project financing were $306 and $393 as of December 31, 2008 and 2007.

The project financing facility is non-recourse to Newmont and substantially all of PTNNT’s assets are pledged as collateral. The carrying value of the property, plant and mine development was $1,359

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $1,428 as of December 31, 2008 and 2007, respectively. Under the terms of the project financing facility, PTNNT must maintain an escrow account for the next interest and principle installment due in order to make any restricted payments. In November 2008, PTNNT made its principal and interest payments from the escrow account. Therefore, PTNNT cannot make any dividend or other restricted payments until the escrow account is replenished. As of December 31, 2007, the escrow account balance was $57 and was included in Other long-term assets.

The interest rate is based on blended fixed and floating rates and at market rates on December 31, 2008, the weighted average interest rate approximated LIBOR plus 1.6%. The weighted average interest rates were 5.6%, 6.9% and 6.7% during 2008, 2007 and 2006, respectively, and the interest rates were 4.9% and 6.5% as of December 31, 2008 and 2007, respectively. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

PTNNT Shareholder Loans

PTNNT has shareholder subordinated loan agreements (“Shareholder Loans”) with Newmont Indonesia Limited (“NIL”), a wholly-owned subsidiary of Newmont, and Nusa Tenggara Mining Corporation (“NTMC”), an affiliate of Sumitomo Corporation, with substantially the same terms for each shareholder. Total principal outstanding under these Shareholder Loans was $41 and $nil as of December 31, 2008 and 2007, respectively. At December 31, 2008, 43.75% or approximately $18 was due to NTMC, an unrelated third-party, and was non-recourse to Newmont, with the remainder payable to Newmont. Payments of $nil and $36 were made to NTMC during 2008 and 2007, respectively. Borrowings under the Shareholder Loans were guaranteed by Nusa Tenggara Partnership (“NTP”) and payable on demand, subject to the Senior Debt subordination terms. The 2008 Shareholder Loans are based on the six-month London Interbank Offering Rate (“LIBOR”) plus 8% for principal and LIBOR rate plus 9% for any unpaid accrued interest. The weighted average interest rates were 10.6%, 8.4% and 8.2% during 2008, 2007 and 2006, respectively, and the interest rates were 10.6% and 8.4% as of December 31, 2008 and 2007, respectively.

Newmont and NTMC provide a contingent support line of credit to PTNNT. No funding was required in 2007 and $41 provided in 2008 was under this contingent support agreement. Available additional support from NTP’s partners was $24, of which Newmont’s pro-rata share was $14, as of December 31, 2008. Finally, subject to certain conditions, there is additional contingent support from NTP of $20 (Newmont’s pro-rata share is $11) in respect of Senior Debt obligations payable during 2009 and 2010, resulting from any debt service shortfall, if applicable.

Yanacocha

$24 from Banco de Credito del Peru Leasing.  During 2007, Yanacocha acquired nine haul trucks through a capital lease agreement with Banco de Credito del Peru. Monthly repayments began in January 2008 and continue for three years. The lease bears interest at an annual fixed rate of 6.10%.

$16 from Bank of Nova Scotia Leasing.  During 2007, Yanacocha signed a $16 capital lease agreement with the Scotia Bank to acquire six haul trucks. As of December 2008 and 2007, as per the lease agreement, Yanacocha is committed to the bank for $16 and $4, respectively. Monthly repayments began in February 2008 and continue for three years. The lease bears interest at an annual fixed rate of 6.00%.

$100 Credit Facility.  During 2006, Yanacocha entered into an uncollateralized $100 bank financing with a syndicate of Peruvian commercial banks. Quarterly repayments commenced in May 2007 with final maturity May 2014. Payments of $14 and $10 were made in 2008 and 2007,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Borrowings under the facility bear interest at a rate of LIBOR plus 1.875%. The loan is uncollateralized and non-recourse to Newmont. The estimated fair value of this credit facility approximates the carrying value as of December 31, 2008.

$100 Bond Program.  During 2006, Yanacocha issued $100 of bonds into the Peruvian capital markets under a $200 bond program. The issuance is comprised of $42 of floating interest rate bonds bearing interest at a rate of LIBOR plus 1.4375% and $58 of fixed rate bonds bearing an annual interest of 7.0%. Quarterly repayments commence in July 2010 for six years. The bonds are uncollateralized and are non-recourse to Newmont. The estimated fair value of these bonds approximates the carrying value as of December 31, 2008.

Ahafo

Newmont Ghana Gold Limited (“NGGL”) has an $85 project financing agreement with the International Finance Corporation (“IFC”) ($75) and a commercial lender ($10). NGGL borrowed $75 from the IFC in December 2008 and borrowed the remaining $10 in February 2009. Amounts borrowed are guaranteed by Newmont. Semi-annual payments through April 2017 are required. Borrowings bear interest of LIBOR plus 3.5%.

Corporate Revolving Credit Facility

The Company has an uncollateralized $2,000 revolving credit facility with a syndicate of commercial banks, which matures in April 2012. The facility contains a letter of credit sub-facility. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at an annual interest rate of LIBOR plus a margin of 0.28% or the lead bank’s prime interest rate. Facility fees accrue at an annual rate of 0.07% of the aggregate commitments. The Company also pays a utilization fee of 0.05% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. As of December 31, 2008 and 2007, the facility fees were 0.07% of the commitment. There was $519 and $440 outstanding under the letter of credit sub-facility as of December 31, 2008 and 2007, respectively. As of December 31, 2008, $757 was borrowed under the facility.

Debt Covenants

The 5 7/8% notes, 8 5/8% debentures, and sale-leaseback of the refractory ore treatment plant debt facilities contain various covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

The Ahafo project facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt to total capitalization ratio of less than or equal to 62.5%.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, negative pledges on certain assets, restricted payments to partners, change of control provisions and limitations of additional permitted debt.

As of December 31, 2008, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NOTE 22   EMPLOYEE-RELATED BENEFITS

	At December 31,
	2008	2007

Current:
Accrued payroll and withholding taxes	$87	$79
Peruvian workers’ participation	35	25
Accrued severance	6	5
Employee pension benefits	5	6
Other post-retirement plans	4	3
Other employee-related payables	41	35

	$178	$153

	At December 31,
	2008	2007

Long-term:
Employee pension benefits	$235	$107
Other post-retirement benefit plans	85	66
Accrued severance	39	33
Peruvian workers’ participation	10	9
Other employee-related payables	10	11

	$379	$226

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974, as amended.

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

Defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences. The majority of the costs of these medical and life insurance benefits are paid by the Company. In 2003, the Company began a strategy to more equitably share costs with retirees and as of December 31, 2008, 75% of retiree medical coverage cost is paid by the Company. Qualified retirees that became eligible after January 1, 2003 are required to contribute additional amounts to the medical coverage.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), beginning in 2006, the Act provides a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that is available under Medicare. The Company sponsors retiree health care plans that provide prescription drug benefits to eligible retirees that our plan actuaries have determined are actuarially equivalent to Medicare Part D. The effect of the Act was to decrease post-retirement projected benefit obligation by $8 and $6 at December 31, 2008 and 2007, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2008 and 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit obligation at beginning of year	$447	$448	$68	$79
Service cost-benefits earned during the year	15	18	2	3
Interest cost	29	27	5	5
Actuarial loss (gain)	74	(18)	17	(17)
Foreign currency exchange gain	(8)	(1)	—	—
Settlement payments	(21)	(31)	—	—
Benefits paid	(18)	(15)	(3)	(3)
Plans acquired	—	19	—	1

Projected benefit obligation at end of year	$518	$447	$89	$68

Accumulated Benefit Obligation	$421	$383	N/A	N/A

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$341	$260	$—	$—
Actual return on plan assets	(94)	12	—	—
Employer contributions	73	98	3	3
Foreign currency exchange loss	(3)	—	—	—
Settlement payments	(21)	(31)	—	—
Benefits paid	(18)	(15)	(3)	(3)
Plans acquired	—	17	—	—

Fair value of assets at end of year	$278	$341	$—	$—

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables indicates the combined funded status of qualified and non-qualified plans, in accordance with accounting pronouncements. Assumptions used for IRS purposes differ from those used for accounting purposes. The funded status shown above compares the projected benefit obligation (“PBO”) of all plans, which is an actuarial present value of obligations that takes into account assumptions as to future compensation levels of plan participants, to the fair value of the assets held in trust for the qualified plans. Accumulated benefit obligation (“ABO”), which is an actuarial present value of benefits (whether vested or nonvested) attributed to employees based on employee service and compensation prior to the end of the period presented, is also shown above. The Company is currently planning to contribute $48 to its retirement benefit programs in 2009.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the funding status of the plans — plan assets in excess (deficit) of benefit obligation:

	2008			2007
		Market Value of	Funded		Market Value of	Funded
	PBO	Plan Assets	Status	PBO	Plan Assets	Status

Qualified plan — salaried employees	$395	$232	$(163)	$309	$278	$(31)
Non-qualified plan — salaried employees	30	—	(30)	41	—	(41)
Qualified plan — hourly employees	44	36	(8)	38	45	7
Non-qualified plan — Indonesian employees	19	—	(19)	23	—	(23)
Other plans	30	10	(20)	36	18	(18)

	$518	$278	$(240)	$447	$341	$(106)

The following table provides the net amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Prepaid pension asset	$—	$7	$—	$—
Accrued employee benefit liability	$240	$113	$89	$68
Accumulated other comprehensive (loss) income:
Net actuarial loss (gain)	$261	$81	$(9)	$(28)
Prior service cost (credit)	9	10	(6)	(7)

	270	91	(15)	(35)
Less: Income taxes	(94)	(32)	5	12

	$176	$59	$(10)	$(23)

The following table provides the components of the net periodic pension and other benefit costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2008	2007	2006	2008	2007	2006

Service cost	$15	$18	$18	$2	$3	$3
Interest cost	29	27	24	5	5	4
Expected return on plan assets	(28)	(22)	(18)	—	—	—
Amortization of loss (gain)	3	6	8	(2)	—	—
Amortization of prior service cost (credit)	1	1	1	(1)	(1)	(1)
Amendments	—	—	9	—	—	(2)
Settlements	13	17	—	—	—	—

	$33	$47	$42	$4	$7	$4

Prior service costs (credits) are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized over the average remaining service

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of active participants. The following table provides the components recognized in Other comprehensive (loss) income for the years ended December 31:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Net loss (gain)	$196	$(9)	$(7)	$17	$(19)	$(11)
Amortization of net (loss) gain	(16)	(23)	(8)	2	—	—
Amortization of prior service (cost) credit	(1)	(1)	(1)	1	1	1

Total recognized in Other comprehensive loss (income)	$179	$(33)	$(16)	$20	$(18)	$(10)

Total recognized in net periodic benefit cost and Other comprehensive loss (income)	$212	$14	$26	$24	$(11)	$(6)

The following table provides the components of the expected recognition in 2009 of amounts in Accumulated other comprehensive (loss) income:

	Pension	Other
	Benefits	Benefits

Net actuarial loss (gain)	$8	$(2)
Prior service cost	1	(1)

	$9	$(3)

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	As of December 31,		As of December 31,
	2008	2007	2008	2007

Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	6.05%	6.8%	6.05%	6.8%
Rate of compensation increase	5.0%	5.0%	5.0%	5.0%

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	6.8%	5.9%	5.75%	6.8%	5.9%	5.75%
Expected return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Rate of compensation increase	5.0%	4.0%	4.0%	5.0%	4.0%	4.0%

Yield curves matching our benefit obligations were derived using a cash flow analysis under the Citigroup pension discount curve. The Citigroup pension discount curve shows the relationship between interest rates and duration for hypothetical zero coupon investments. Under this approach, Treasury par curve data is used to set the shape of the yield curve and calculate the AA corporate spot yield at each maturity. The resulting curve was used to identify a discount rate for the Company

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 6.05% and 6.8% in 2008 and 2007, respectively, based on the timing of future benefit payments. The decision to use 8% as the expected long-term return on plan assets was made based on an analysis of the actual plan asset returns over multiple time horizons and review of assumptions used by other U.S. corporations with defined benefit plans of similar size and investment strategy and is reviewed periodically by the audit committee. The average actual return on plan assets during the 20 years ended December 31, 2008 approximated 9%.

The pension plans employ several independent investment firms which invest the assets of the plan in certain approved funds that correspond to specific asset classes with associated target allocations. Depending upon actual sector performance, the assets in the plan are periodically rebalanced to match the established target levels for the asset classes. The goal of the pension fund investment program is to achieve expected rates of return consistent with the investment risk associated with the approved investment portfolio. The investment performance of the plan and that of the individual investment firms is measured against recognized market indices. This performance is monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. The performance of the plan is reviewed annually with the Audit Committee of the Company’s board of directors. The following is a summary of the target asset allocations for 2008 and the actual asset allocation at December 31, 2008.

		Actual at
		December 31,
Asset Allocation	Target	2008

U.S. equity investments	45%	37%
International equity investments	20%	14%
Fixed income investments	35%	41%
Cash	—%	8%

The assumed health care cost trend rate to measure the expected cost of benefits was 9% for 2009, 8.3% for 2010, 7.7% for 2011, 7% for 2012, 6.3% for 2013, 5.7% for 2014, and 5% for 2015 and each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$1	$(1)
Effect on the health care component of the accumulated post-retirement benefit obligation	$13	$(10)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

	Pension	Other Benefit
	Benefits	Plans

2009	$25	$4
2010	21	4
2011	21	4
2012	24	4
2013	28	5
2014 through 2018	175	29

	$294	$50

Savings Plans

The Company has two qualified defined contribution savings plans, one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of base salary for the salaried and hourly plans. Effective March 2008, the Company makes a contribution between 5.0% and 7.5% (based on continuous years of service) to each non-union employee Retirement Contribution account at its sole discretion. Matching contributions are made with Newmont stock; however, no holding restrictions are placed on such contributions, which totaled $14 in 2008, $13 in 2007 and $11 in 2006.

NOTE 23	STOCK BASED COMPENSATION

Employee Stock Options

The Company has a Stock Incentive Plan (“Stock Plan”) for executives and eligible employees. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than fair market value of the underlying stock at the date of grant. Fair market value of a share of common stock as of the grant date is the average of the high and low sales prices for a share of the Company’s common stock on the New York Stock Exchange. The Company also maintains prior stock plans, but no longer grants awards under these plans. Options granted under the Company’s stock plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from grant date. As of December 31, 2008, 13,514,010 shares were available for future grants under the Stock Plan. During 2008, 2007 and 2006, 1,416,963, 1,066,500 and 1,238,750 stock option awards were granted, respectively.

The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. Expected volatility is based on the historical volatility of our stock at the time grants are issued (generally in April). These estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used, our recorded stock based compensation expense would have been different from that reported. The Black-Scholes option-pricing model used the following assumptions:

	2008	2007	2006	2005	2004

Weighted-average risk-free interest rate	3.1%	4.6%	4.9%	4.2%	3.4%
Dividend yield	1.0%	1.0%	0.7%	1.0%	0.8%
Expected life in years	5	5	5	4	4
Volatility	30%	32%	34%	38%	41%

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,234,814	$41.09	7,503,608	$39.08	9,433,669	$35.90
Granted	1,416,963	$40.77	1,066,500	$42.06	1,238,750	$57.71
Exercised	(931,741)	$30.88	(1,706,303)	$29.93	(2,397,816)	$31.50
Forfeited and expired	(257,032)	$49.17	(628,991)	$46.30	(770,995)	$53.23

Outstanding at end of year	6,463,004	$42.17	6,234,814	$41.09	7,503,608	$39.08

Options exercisable at year-end	4,464,475	$42.01	4,687,127	$39.15	5,333,035	$34.60
Weighted-average fair value of options granted during the year	$11.96		$13.36		$19.76

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding		Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in Years)	Price	Exercisable	Price

$ 0 to $20	110,762	0.8	$18.37	110,762	$18.37
$20 to $30	1,177,114	5.0	$26.15	877,114	$25.89
$30 to $40	426,666	6.3	$38.05	429,962	$38.05
$40 to $50	3,849,462	7.3	$44.59	2,340,630	$45.15
$50+	899,000	7.3	$57.71	706,007	$57.71

	6,463,004	5.3	$42.17	4,464,475	$42.01

As of December 31, 2008, there was $19 of unrecognized compensation cost related to 1,998,529 unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The total intrinsic value of options exercised in 2008, 2007 and 2006 was $15, $31 and $54, respectively. The aggregate intrinsic value of outstanding stock options was $20 at December 31, 2008. The aggregate intrinsic value of the exercisable options was $16.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following stock options vested in each of the three years ended December 31:

	2008	2007	2006

Stock options vested	835,982	1,484,732	2,020,049
Weighted-average exercise price	$47.21	$47.05	$40.80

Other Stock Based Compensation

The Company grants restricted stock to certain employees upon achievement of certain financial and operating thresholds. The shares of restricted stock vest over periods of three years or more. Prior to vesting, these shares of restricted stock are subject to certain restrictions related to ownership and transferability. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. In 2008, 2007, and 2006, 218,697, 175,114, and 102,491 shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $39, $44, and $58, respectively. As of December 31, 2008, 201,895, 79,449 and 11,754 shares remained unvested for the 2008, 2007 and 2006 grants, respectively.

Restricted stock units are granted upon achievement of certain financial and operating thresholds to employees in certain foreign jurisdictions. Restricted stock units vest over periods of three years or more. Prior to vesting, holders of restricted stock units are not entitled to vote the underlying shares or receive dividends. Upon vesting, the employee is entitled to receive for each restricted stock unit one share of the Company’s common stock and an amount equivalent to accrued dividends. In 2008, 2007, and 2006 the Company granted 16,360, 20,212, and 19,181 restricted stock units, respectively, at the weighted-average fair market value of $39, $45 and $58, respectively, per underlying share of the Company’s common stock. As of December 31, 2008, 13,269, 964 and 376 shares remain unvested for the 2008, 2007 and 2006 grants, respectively.

The Company grants deferred stock awards to certain other employees. The deferred stock awards vest over periods of three years or more. Prior to vesting, holders of deferred stock are not entitled to vote the underlying shares or receive dividends. In 2008, 2007 and 2006, the Company granted deferred stock awards of 394,095, 365,776, and 237,946 shares of the Company’s common stock, respectively, at weighted-average fair market values of $44, $42, and $58 per share, respectively. As of December 31, 2008, 369,162, 205,036 and 54,877 shares remained unvested for the 2008, 2007 and 2006 awards, respectively.

In 2008, 315,909 other stock based compensation awards vested. The total fair value of other stock based compensation awards that vested in 2008, 2007 and 2006 was $14, $21 and $20, respectively. At December 31, 2008, there was $28 of unrecognized compensation costs related to the unvested other stock based compensation awards. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

The Company recognized stock option and other stock based compensation as follows:

	Year Ended December 31,
	2008	2007	2006

Stock options	$16	$17	$29
Restricted stock	6	4	—
Restricted stock units	—	1	—
Deferred stock awards	12	9	8

	$34	$31	$37

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24	OTHER LIABILITIES

	At December 31,
	2008	2007

Other current liabilities:
Refinery metal payable	$168	$—
Accrued operating costs	158	147
Derivative instruments (Note 14)	111	3
Accrued capital expenditures	107	172
Reclamation and remediation costs (Note 25)	64	71
Taxes other than income and mining	39	23
Interest	35	40
Royalties	28	34
Peruvian royalty	18	5
Deferred income tax (Note 8)	8	132
Other	43	38

	$779	$665

	At December 31,
	2008	2007

Other long-term liabilities:
Income and mining taxes	$167	$113
Derivative instruments (Note 14)	43	3
Other	42	34

	$252	$150

NOTE 25	RECLAMATION AND REMEDIATION LIABILITIES (ASSET RETIREMENT OBLIGATIONS)

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

As of December 31, 2008 and 2007, $617 and $569, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. As of December 31, 2008 and 2007, $163 and $125, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

Included in Other long-term assets as of December 31, 2008 and 2007 is $23 and $28, respectively, of restricted cash that is legally restricted for purposes of settling asset retirement

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations related to Hope Bay and former Miramar operations. Also included in Other long-term assets as of December 31, 2008 is $13 related to commitments in Peru.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance January 1, 2007	$598
Additions, change in estimates and other	95
Liabilities settled	(54)
Acquisition/Disposition of liability, net	18
Accretion expense	37

Balance December 31, 2007	694
Additions, change in estimates and other	148
Liabilities settled	(104)
Accretion expense	42

Balance December 31, 2008	$780

The current portions of Reclamation and remediation liabilities of $64 and $71 as of December 31, 2008 and 2007, respectively, are included in Other current liabilities.

The Company’s reclamation and remediation expenses consisted of:

	Years Ended December 31,
	2008	2007	2006

Asset retirement cost amortization	$26	$28	$23
Accretion, operating	32	29	27
Accretion, non-operating (Note 6)	10	8	3
Reclamation estimate revisions (Note 6)	102	29	47

	$170	$94	$100

Asset retirement cost amortization is a component of Amortization on the Statement of Consolidated Income (Loss).

Additions to the reclamation liability in 2008 of $148 include additions relating to currently or recently producing mineral properties of $76 primarily for Yanacocha primarily due to a need for additional water treatment associated with the San Jose reservoir, the Phoenix mine at Nevada and Ahafo due to increased disturbance area related to mine expansion and the Golden Giant mine site related to additional water treatment costs, as well as additions relating to former mining operations of $72, primarily for Mt. Leyshon due to site characterization, stabilization and long-term surface water management due to overflow discharge from heavy rain, the Midnite mine site in light of the recent decisions made in the U.S. District Court for the Eastern District of Washington, additions to the Grass Valley, California mine site from the settlement of the water treatment dispute, and the Con Mine site acquired from the Miramar acquisition, primarily from a better understanding of the site conditions including soil cover materials, contractor services and water treatment costs.

Additions to reclamation in 2007 of $95 include additions relating to currently or recently producing mineral properties of $60 primarily for Batu Hijau due to increased waste dump reclamation areas due to mine expansion and Ghana, Nevada at the Phoenix mine and Yanacocha due to increased disturbance area related to mine expansion, and for former mining operations of $35 including additions to Resurrection, due to assumption of liabilities to settle litigation for CERCLA liability and Natural Resource Damages and Empire Mine.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 26	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

	At December 31,
	2008	2007

Unrealized gain on marketable securities, net of $55 and $161 tax expense, respectively	$218	$791
Foreign currency translation adjustments	(206)	181
Pension liability adjustments, net of $94 and $32 tax benefit, respectively	(176)	(59)
Other post-retirement benefit adjustments, net of $5 and $12 tax expense, respectively	10	23
Changes in fair value of cash flow hedge instruments, net of tax and minority interests benefit (expense) of $44 and $(9), respectively	(99)	21

	$(253)	$957

NOTE 27	RELATED PARTY TRANSACTIONS

Newmont had transactions with EGR and AGR, as follows:

	Years Ended December 31,
	2008	2007	2006

Gold and silver sales:
AGR	$10	$9	$—
EGR	$—	$135	$66
Refining fees paid:
AGR	$3	$2	$1
EGR	$—	$2	$3

During 2008, Newmont increased its investment in EGR to 60.64%, and the additional interest resulted in the consolidation of EGR. See Notes 10 and 13 for a discussion of Newmont’s investments in AGR and EGR, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 28	NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2008	2007	2006

Decrease (increase) in operating assets:
Trade and accounts receivable	$80	$17	$(110)
Inventories, stockpiles and ore on leach pads	(354)	(95)	(382)
EGR refinery assets	38	—	—
Other assets	(209)	6	(25)
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(55)	(629)	230
EGR refinery liabilities	(38)	—	—
Reclamation liabilities (Note 25)	(104)	(54)	(60)

	$(642)	$(755)	$(347)

The decrease in accounts payable and other accrued liabilities in 2007 includes $276 from the settlement of pre-acquisition Australian income taxes of Normandy and $174 from the final settlement of copper collar contracts.

NOTE 29	SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2008	2007	2006

Income taxes, net of refunds	$785	$324	$403
Interest, net of amounts capitalized	$97	$88	$96

Noncash Investing Activities and Financing Activities

Minera Yanacocha entered into mining equipment leases that resulted in non-cash increases to Property, plant and mine development, net and Long-term debt of $12 in 2008 and $28 in 2007. In 2008, Nevada entered into warehouse equipment leases that resulted in non-cash increases to Property, plant and mine development, net and Long-term debt of $2.

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

In December 2007, the Company sold its royalty portfolio for total cash consideration of $1,197 less $21 in expenses of which $11 was paid in 2008. Newmont also sold its Pajingo operation for total consideration of $23 which includes $14 received in cash and $9 received in marketable equity securities.

In 2006, the Company delivered 161,111 ounces of gold in connection with the prepaid forward sales obligation, resulting in a noncash reduction in debt of $48.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 30	OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $12 in 2009, 2010 and 2011, $10 in 2012, $9 in 2013 and $44 thereafter, totaling $99. Rent expense for 2008, 2007 and 2006 was $36, $33 and $17, respectively.

NOTE 31	SEGMENT AND RELATED INFORMATION

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

During 2008, Newmont made certain reclassifications in its segment reporting presentation for 2007 and 2006 to conform to changes in presentation reflected in internal management reports, including the following:

•	Accretion, which was previously reported in Costs applicable to sales has been reclassified to a separate Accretion line item.

•	Regional administrative and community development, which were previously reported in Costs applicable to sales have been reclassified to Other expense, net for all periods presented.

•	Marketing, which was reported in Costs applicable to sales has been reclassified to General and administrative.

•	Write-down of investments, which was reported in Costs and expenses has been reclassified to Other income, net.

•	The Other Operations reportable segment includes the La Herradura, Kori Kollo and Golden Giant operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Australia/			Other
	Nevada	Yanacocha	New Zealand	Batu Hijau	Africa	Operations

Year Ended December 31, 2008
Sales, net:
Gold	$1,929	$1,613	$1,050	$261	$435	$158
Copper	$—	$—	$—	$752	$—	$—
Cost applicable to sales:
Gold	$1,022	$637	$655	$124	$205	$102
Copper	$—	$—	$—	$399	$—	$—
Amortization:
Gold	$246	$170	$122	$25	$63	$18
Copper	$—	$—	$—	$80	$—	$—
Other	$—	$—	$3	$—	$—	$—
Accretion	$6	$10	$5	$8	$1	$2
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$12	$6	$9	$2	$12	$4
Write-down of property, plant and mine development	$4	$—	$2	$10	$—	$—
Other expense	$45	$76	$83	$44	$17	$18
Other income, net	$7	$11	$51	$5	$14	$2
Interest expense, net of capitalized interest	$—	$8	$—	$23	$—	$1
Pre-tax income (loss) before minority interest and equity loss of affiliates	$600	$717	$219	$301	$151	$14
Equity loss of affiliates	$—	$—	$(5)	$—	$—	$—
Capital expenditures	$337	$239	$962	$84	$117	$33

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total			Corporate
	Operations	Hope Bay	Exploration	and Other	Consolidated

Year Ended December 31, 2008
Sales, net:
Gold	$5,446	$—	$—	$1	$5,447
Copper	$752	$—	$—	$—	$752
Cost applicable to sales:
Gold	$2,745	$—	$—	$—	$2,745
Copper	$399	$—	$—	$—	$399
Amortization:
Gold	$644	$—	$—	$—	$644
Copper	$80	$—	$—	$—	$80
Other	$3	$1	$1	$18	$23
Accretion	$32	$—	$—	$—	$32
Exploration	$—	$—	$214	$—	$214
Advanced projects, research and development	$45	$39	$3	$79	$166
Write-down of property, plant and mine development	$16	$—	$—	$121	$137
Other expense	$283	$—	$—	$77	$360
Other income, net	$90	$1	$32	$—	$123
Interest expense, net of capitalized interest	$32	$—	$—	$70	$102
Pre-tax income (loss) before minority interest and equity loss of affiliates	$2,002	$(39)	$(186)	$(501)	$1,276
Equity loss of affiliates	$(5)	$—	$—	$—	$(5)
Capital expenditures	$1,772	$82	$—	$21	$1,875

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Australia/			Other
	Nevada	Yanacocha	New Zealand	Batu Hijau	Africa	Operations

Year Ended December 31, 2007
Sales, net:
Gold	$1,616	$1,093	$809	$351	$306	$129
Copper	$—	$—	$—	$1,221	$—	$—
Cost applicable to sales:
Gold	$1,021	$490	$552	$114	$168	$59
Copper	$—	$—	$—	$450	$—	$—
Loss on settlement of price-capped forward sales contracts	$—	$—	$—	$—	$—	$—
Midas redevelopment	$11	$—	$—	$—	$—	$—
Amortization:
Gold	$220	$160	$109	$25	$43	$17
Copper	$—	$—	$—	$96	$—	$—
Other	$—	$—	$3	$—	$—	$—
Accretion	$5	$9	$6	$6	$1	$2
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$7	$9	$6	$—	$15	$—
Write-down of goodwill	$—	$—	$—	$—	$—	$—
Write-down of property, plant and mine development	$—	$—	$2	$8	$—	$—
Other expense	$37	$74	$39	$23	$10	$(9)
Other income, net	$10	$16	$(8)	$17	$4	$7
Interest expense, net	$—	$3	$—	$37	$1	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$325	$363	$81	$829	$73	$65
Equity (loss) income of affiliates	$—	$—	$(7)	$—	$—	$—
Capital expenditures	$588	$253	$599	$74	$134	$13

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total		Corporate
	Operations	Exploration	and Other	Consolidated

Year Ended December 31, 2007
Sales, net:
Gold	$4,304	$—	$1	$4,305
Copper	$1,221	$—	$—	$1,221
Cost applicable to sales:
Gold	$2,404	$—	$—	$2,404
Copper	$450	$—	$—	$450
Loss on settlement of price-capped forward sales contracts	$—	$—	$531	$531
Midas redevelopment	$11	$—	$—	$11
Amortization:
Gold	$574	$—	$—	$574
Copper	$96	$—	$—	$96
Other	$3	$1	$21	$25
Accretion	$29	$—	$—	$29
Exploration	$—	$177	$—	$177
Advanced projects, research and development	$37	$—	$25	$62
Write-down of goodwill	$—	$1,122	$—	$1,122
Write-down of property, plant and mine development	$10	$—	$—	$10
Other expense	$174	$—	$72	$246
Other income, net	$46	$2	$58	$106
Interest expense, net	$42	$—	$63	$105
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,736	$(1,300)	$(788)	$(352)
Equity (loss) income of affiliates	$(7)	$—	$6	$(1)
Capital expenditures	$1,661	$—	$11	$1,672

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Australia/			Other
	Nevada	Yanacocha	New Zealand	Batu Hijau	Africa	Operations

Year Ended December 31, 2006
Sales, net:
Gold	$1,441	$1,543	$709	$264	$124	$160
Copper	$—	$—	$—	$671	$—	$—
Cost applicable to sales:
Gold	$960	$450	$438	$86	$52	$57
Copper	$—	$—	$—	$292	$—	$—
Amortization:
Gold	$180	$172	$91	$20	$19	$18
Copper	$—	$—	$—	$66	$—	$—
Other	$—	$—	$3	$—	$—	$1
Accretion	$6	$7	$6	$5	$—	$3
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$10	$6	$2	$2	$28	$1
Write-downs of property, plant and mine development	$—	$1	$—	$1	$—	$—
Other expense	$36	$105	$36	$18	$8	$(18)
Other income, net	$22	$19	$7	$(45)	$1	$7
Interest expense, net	$—	$12	$—	$44	$(1)	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$270	$808	$135	$357	$19	$105
Equity income of affiliates	$—	$—	$(1)	$—	$—	$—
Capital expenditures	$705	$269	$192	$106	$234	$11

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total		Corporate
	Operations	Exploration	and Other	Consolidated

Year Ended December 31, 2006
Sales, net:
Gold	$4,241	$—	$(30)	$4,211
Copper	$671	$—	$—	$671
Cost applicable to sales:
Gold	$2,043	$—	$—	$2,043
Copper	$292	$—	$—	$292
Amortization:
Gold	$500	$—	$—	$500
Copper	$66	$—	$—	$66
Other	$4	$3	$16	$23
Accretion	$27	$—	$—	$27
Exploration	$—	$166	$—	$166
Advanced projects, research and development	$49	$—	$32	$81
Write-downs of property, plant and mine development	$2	$—	$1	$3
Other expense	$185	$1	$65	$251
Other income, net	$11	$6	$36	$53
Interest expense, net	$56	$—	$41	$97
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,694	$(164)	$(280)	$1,250
Equity income of affiliates	$(1)	$—	$3	$2
Capital expenditures	$1,517	$—	$20	$1,537

	At December 31,
	2008	2007

Goodwill:
Australia/New Zealand	$188	$186

Total assets:
Nevada	$3,215	$3,104
Yanacocha	1,902	1,908
Australia/New Zealand	2,633	1,876
Batu Hijau	2,371	2,471
Africa	1,181	1,082
Hope Bay	1,621	1,566
Other operations	166	157
Exploration	37	24
Corporate and other	2,713	3,386

Total assets from continuing operations	15,839	15,574
Assets held for sale	—	24

	$15,839	$15,598

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from export and domestic sales were as follows:

	Years Ended December 31,
	2008	2007	2006

Europe	$4,831	$3,837	$4,053
Japan	464	562	355
Indonesia	307	512	85
Korea	231	248	154
Australia	170	165	79
India	32	101	76
Other	164	101	80

	$6,199	$5,526	$4,882

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2008, 2007 and 2006, sales to Bank of Nova Scotia were $1,618 (30%), $876 (20%) and $894 (21%), respectively, of total gold sales. Additionally in 2008, the Company had sales to BNP Paribas that totaled $1,239 (23%) of total gold sales.

Long-lived assets, excluding deferred tax assets, investments and restricted cash, in the United States and other countries are as follows:

	At December 31,
	2008	2007

United States	$3,034	$2,932
Australia	2,371	1,555
Indonesia	1,980	1,744
Canada	1,671	1,639
Peru	1,461	1,357
Ghana	1,051	974
Other	77	74

	$11,645	$10,275

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 32	CONSOLIDATING FINANCIAL STATEMENTS

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

	For the Year Ended December 31, 2008
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Revenues
Sales — gold, net	$—	$3,961	$1,486	$—	$5,447
Sales — copper, net	—	752	—	—	752

	—	4,713	1,486	—	6,199

Costs and expenses
Costs applicable to sales (exclusive of amortization and accretion shown separately below)
Gold	—	1,887	879	(21)	2,745
Copper	—	399	—	—	399
Amortization	—	558	190	(1)	747
Accretion	—	25	7	—	32
Exploration	—	132	82	—	214
Advanced projects, research and development	—	63	107	(4)	166
General and administrative	—	113	6	25	144
Write-down of property, plant and mine development	—	15	122	—	137
Other expense, net	1	246	112	1	360

	1	3,438	1,505	—	4,944

Other (expense) income
Other income (expense), net	(40)	112	51	—	123
Interest income — intercompany	278	24	—	(302)	—
Interest expense — intercompany	(8)	—	(294)	302	—
Interest expense, net	(41)	(56)	(5)	—	(102)

	189	80	(248)	—	21

Income (loss) from continuing operations before taxes, minority interest and equity (loss) income of affiliates	188	1,355	(267)	—	1,276
Income tax (expense) benefit	(66)	(105)	58	—	(113)
Minority interest in income of subsidiaries	—	(347)	10	8	(329)
Equity income (loss) of affiliates	707	4	102	(818)	(5)

Income (loss) from continuing operations	829	907	(97)	(810)	829
Income (loss) from discontinued operations	24	5	3	(8)	24

Net income (loss)	$853	$912	$(94)	$(818)	$853

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Revenues
Sales — gold, net	$—	$3,181	$1,124	$—	$4,305
Sales — copper, net	—	1,221	—	—	1,221

	—	4,402	1,124	—	5,526

Costs and expenses
Costs applicable to sales (exclusive of loss on settlement of price-capped forward sales contracts, Midas redevelopment, amortization and accretion shown separately below)
Gold	—	1,683	739	(18)	2,404
Copper	—	450	—	—	450
Loss on settlement of price-capped forward sales	—	531	—	—	531
Midas redevelopment	—	11	—	—	11
Amortization	—	541	155	(1)	695
Accretion	—	22	7	—	29
Exploration	—	113	64	—	177
Advanced projects, research and development	—	34	30	(2)	62
General and administrative	—	117	4	21	142
Write-down of goodwill	—	—	1,122	—	1,122
Write-down of property, plant and mine development	—	8	2	—	10
Other expense, net	—	203	43	—	246

	—	3,713	2,166	—	5,879

Other income (expense)
Other income (expense), net	35	104	(33)	—	106
Interest income — intercompany	210	52	—	(262)	—
Interest expense — intercompany	(7)	—	(255)	262	—
Interest expense, net	(49)	(44)	(12)	—	(105)

	189	112	(300)	—	1

Income (loss) from continuing operations before taxes, minority interest and equity (loss) income of affiliates	189	801	(1,342)	—	(352)
Income tax (expense) benefit	(56)	38	(182)	—	(200)
Minority interest in income of subsidiaries	—	(451)	321	(280)	(410)
Equity (loss) income of affiliates	(1,096)	4	(236)	1,327	(1)

(Loss) income from continuing operations	(963)	392	(1,439)	1,047	(963)
(Loss) income from discontinued operations	(923)	(124)	(760)	884	(923)

Net (loss) income	$(1,886)	$268	$(2,199)	$1,931	$(1,886)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2006
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Revenues
Sales — gold, net	$—	$3,342	$869	$—	$4,211
Sales — copper, net	—	671	—	—	671

	—	4,013	869	—	4,882

Costs and expenses
Costs applicable to sales (exclusive of amortization and accretion shown separately below)
Gold	—	1,542	511	(10)	2,043
Copper	—	292	—	—	292
Amortization	—	475	114	—	589
Accretion	—	19	8	—	27
Exploration	—	120	46	—	166
Advanced projects, research and development	—	44	36	1	81
General and administrative	—	125	3	8	136
Write-down of property, plant and mine development	—	3	—	—	3
Other expense	37	184	30	—	251

	37	2,804	748	(1)	3,588

Other income (expense)
Other income	13	6	34	—	53
Interest income — intercompany	121	79	—	(200)	—
Interest expense — intercompany	(7)	—	(193)	200	—
Interest expense, net	(27)	(62)	(8)	—	(97)

	100	23	(167)	—	(44)

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	63	1,232	(46)	1	1,250
Income tax (expense) benefit	(54)	(303)	31	—	(326)
Minority interest in income of subsidiaries	—	(364)	(17)	18	(363)
Equity income (loss) of affiliates	554	—	119	(671)	2

Income (loss) from continuing operations	563	565	87	(652)	563
Income (loss) from discontinued operations	228	(65)	208	(143)	228

Net income (loss)	$791	$500	$295	$(795)	$791

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheets	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$310	$125	$—	$435
Marketable securities and other short-term investments	—	1	11	—	12
Trade receivables	—	97	7	—	104
Accounts receivable	1,941	913	370	(3,001)	223
Inventories	—	407	112	—	519
Stockpiles and ore on leach pads	—	276	48	—	324
Deferred income tax assets	—	238	48	—	286
Other current assets	1	223	234	—	458

Current assets	1,942	2,465	955	(3,001)	2,361
Property, plant and mine development, net	—	5,329	4,822	(19)	10,132
Investments	—	11	644	—	655
Investments in subsidiaries	6,247	25	828	(7,100)	—
Long-term stockpiles and ore on leach pads	—	1,040	105	—	1,145
Deferred income tax assets	61	873	211	—	1,145
Other long-term assets	1,983	320	153	(2,243)	213
Goodwill	—	—	188	—	188

Total assets	$10,233	$10,063	$7,906	$(12,363)	$15,839

Liabilities
Current portion of long-term debt	$—	$160	$9	$—	$169
Accounts payable	524	587	2,292	(2,991)	412
Employee-related benefits	—	147	31	—	178
Income and mining taxes	21	36	1	—	58
Other current liabilities	15	312	461	(9)	779

Current liabilities	560	1,242	2,794	(3,000)	1,596
Long-term debt	2,504	802	67	—	3,373
Reclamation and remediation liabilities	1	519	196	—	716
Deferred income tax liabilities	—	364	687	—	1,051
Employee-related benefits	3	341	35	—	379
Other long-term liabilities	283	182	2,049	(2,262)	252

Total liabilities	3,351	3,450	5,828	(5,262)	7,367

Minority interest in subsidiaries	—	1,432	202	(264)	1,370

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	709	—	—	—	709
Additional paid-in capital	6,419	2,647	4,334	(6,761)	6,639
Accumulated other comprehensive (loss) income	(253)	(173)	(138)	311	(253)
Retained earnings (deficit)	7	2,707	(2,381)	(326)	7

Total stockholders’ equity	6,882	5,181	1,876	(6,837)	7,102

Total liabilities and stockholders’ equity	$10,233	$10,063	$7,906	$(12,363)	$15,839

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2007
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheets	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$790	$441	$—	$1,231
Marketable securities and other short-term investments	—	3	58	—	61
Trade receivables	—	174	3	—	177
Accounts receivable	1,407	1,730	405	(3,374)	168
Inventories	—	378	85	—	463
Stockpiles and ore on leach pads	—	330	43	—	373
Deferred income tax assets	—	89	23	—	112
Other current assets	1	51	35	—	87

Current assets	1,408	3,545	1,093	(3,374)	2,672
Property, plant and mine development, net	—	5,189	3,971	(20)	9,140
Investments	—	11	1,520	—	1,531
Investments in subsidiaries	4,299	22	772	(5,093)	—
Long-term stockpiles and ore on leach pads	—	718	70	—	788
Deferred income tax assets	119	680	228	—	1,027
Other long-term assets	4,037	325	131	(4,263)	230
Goodwill	—	—	186	—	186
Assets of operations held for sale	—	2	22	—	24

Total assets	$9,863	$10,492	$7,993	$(12,750)	$15,598

Liabilities
Current portion of long-term debt	$—	$135	$120	$—	$255
Accounts payable	456	1,795	1,459	(3,371)	339
Employee-related benefits	—	111	42	—	153
Income and mining taxes	66	(49)	71	—	88
Other current liabilities	20	302	349	(6)	665

Current liabilities	542	2,294	2,041	(3,377)	1,500
Long-term debt	1,747	935	1	—	2,683
Reclamation and remediation liabilities	—	456	167	—	623
Deferred income tax liabilities	66	357	602	—	1,025
Employee-related benefits	2	193	31	—	226
Other long-term liabilities	263	113	4,058	(4,284)	150
Liabilities of operations held for sale	41	262	91	—	394

Total liabilities	2,661	4,610	6,991	(7,661)	6,601

Minority interest in subsidiaries	—	1,467	273	(291)	1,449

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	696	—	—	—	696
Additional paid-in capital	6,350	2,647	2,434	(4,735)	6,696
Accumulated other comprehensive income (loss)	957	(28)	517	(489)	957
Retained (deficit) earnings	(801)	1,796	(2,283)	487	(801)

Total stockholders’ equity	7,202	4,415	729	(4,798)	7,548

Total liabilities and stockholders’ equity	$9,863	$10,492	$7,993	$(12,750)	$15,598

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2008
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income (loss)	$853	$912	$(94)	$(818)	$853
Adjustments to reconcile net income (loss) to net cash provided from (used in) operations	27	787	(440)	818	1,192
Net change in operating assets and liabilities	17	(590)	(69)	—	(642)

Net cash provided from (used in) continuing operations	897	1,109	(603)	—	1,403
Net cash (used in) provided from discontinued operations	—	(130)	19	—	(111)

Net cash provided from (used in) operations	897	979	(584)	—	1,292

Investing activities:
Additions to property, plant and mine development	—	(712)	(1,163)	—	(1,875)
Proceeds from sale of marketable debt and equity securities	—	—	50	—	50
Investments in marketable debt and equity securities	—	—	(17)	—	(17)
Acquisitions, net	—	(7)	(318)	—	(325)
Other	—	17	(1)	—	16

Net cash used in investing activities of continuing operations	—	(702)	(1,449)	—	(2,151)
Net cash (used in) provided from investing activities of discontinued operations	—	(10)	4	—	(6)

Net cash used in investing activities	—	(712)	(1,445)	—	(2,157)

Financing activities:
Net external borrowings (repayments)	757	(120)	(46)	—	591
Net intercompany (repayments) borrowings	(1,518)	(287)	1,805	—	—
Dividends paid to minority interests	—	(385)	(4)	—	(389)
Dividends paid to common stockholders	(182)	—	—	—	(182)
Proceeds from stock issuance	29	—	—	—	29
Change in restricted cash and other	17	48	9	—	74

Net cash (used in) provided from financing activities of continuing operations	(897)	(744)	1,764	—	123

Effect of exchange rate changes on cash	—	(3)	(51)	—	(54)

Net change in cash and cash equivalents	—	(480)	(316)	—	(796)
Cash and cash equivalents at beginning of period	—	790	441	—	1,231

Cash and cash equivalents at end of period	$—	$310	$125	$—	$435

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(1,886)	$268	$(2,199)	$1,931	$(1,886)
Adjustments to reconcile net (loss) income to net cash (used in) provided from operations	871	1,138	3,088	(1,931)	3,166
Net change in operating assets and liabilities	66	(549)	(272)	—	(755)

Net cash (used in) provided from continuing operations	(949)	857	617	—	525
Net cash provided from discontinued operations	—	27	111	—	138

Net cash (used in) provided from operations	(949)	884	728	—	663

Investing activities:
Additions to property, plant and mine development	—	(940)	(732)	—	(1,672)
Proceeds from sale of marketable debt and equity securities	—	224	—	—	224
Investments in marketable debt and equity securities	—	(222)	(36)	—	(258)
Acquisitions, net	—	—	(953)	—	(953)
Cash received on repayment of Batu Hijau carried interest	—	161	—	—	161
Other	—	24	7	—	31

Net cash used in investing activities of continuing operations	—	(753)	(1,714)	—	(2,467)
Net cash provided from investing activities of discontinued operations	1	122	1,231	—	1,354

Net cash provided from (used in) investing activities	1	(631)	(483)	—	(1,113)

Financing activities:
Net borrowings (repayments)	1,125	(148)	(5)	—	972
Net intercompany borrowings (repayments)	71	(91)	20	—	—
Dividends paid to minority interests	—	(270)	—	—	(270)
Dividends paid to common stockholders	(181)	—	—	—	(181)
Proceeds from stock issuance	51	—	—	—	51
Purchase of Company share call options	(366)	—	—	—	(366)
Issuance of Company share warrants	248	—	—	—	248
Change in restricted cash and other	—	6	5	—	11

Net cash provided from (used in) financing activities	948	(503)	20	—	465

Effect of exchange rate changes on cash	—	—	50	—	50

Net change in cash and cash equivalents	—	(250)	315	—	65
Cash and cash equivalents at beginning of period	—	1,040	126	—	1,166

Cash and cash equivalents at end of period	$—	$790	$441	$—	$1,231

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2006
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income (loss)	$791	$500	$295	$(795)	$791
Adjustments to reconcile net income (loss) to net cash provided from operations	(826)	892	(176)	795	685
Net change in operating assets and liabilities	64	(354)	(57)	—	(347)

Net cash provided from continuing operations	29	1,038	62	—	1,129
Net cash (used in) provided from discontinued operations	—	(12)	108	—	96

Net cash provided from operations	29	1,026	170	—	1,225

Investing activities:
Additions to property, plant and mine development	—	(1,116)	(421)	—	(1,537)
Proceeds from sale of marketable debt and equity securities	—	2,216	—	—	2,216
Investments in marketable debt and equity securities	—	(1,442)	(51)	—	(1,493)
Acquisitions, net	—	—	(348)	—	(348)
Other	—	12	8	—	20

Net cash used in investing activities of continuing operations	—	(330)	(812)	—	(1,142)
Net cash provided from investing activities of discontinued operations	48	3	287	—	338

Net cash provided from (used in) investing activities	48	(327)	(525)	—	(804)

Financing activities:
Net borrowings (repayments)	—	89	(2)	—	87
Net intercompany borrowings (repayments)	6	(400)	394	—	—
Dividends paid to minority interests	—	(264)	—	—	(264)
Dividends paid to common stockholders	(168)	—	(12)	—	(180)
Proceeds from stock issuance	78	—	—	—	78
Early extinguishment of prepaid forward sales obligation	—	(48)	—	—	(48)
Change in restricted cash and other	6	(12)	—	—	(6)

Net cash (used in) provided from financing activities of continuing operations	(78)	(635)	380	—	(333)
Net cash used in financing activities of discontinued operations	—	(7)	—	—	(7)

Net cash (used in) provided from financing activities	(78)	(642)	380	—	(340)

Effect of exchange rate changes on cash	—	4	(1)	—	3

Net change in cash and cash equivalents	(1)	61	24	—	84
Cash and cash equivalents at beginning of period	1	979	102	—	1,082

Cash and cash equivalents at end of period	$—	$1,040	$126	$—	$1,166

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 33	COMMITMENTS AND CONTINGENCIES

General

The Company follows FASB Statement No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies other than tax contingencies provided for in accordance with FIN 48 (see Note 8). Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Operating Segments

The Company’s operating segments are identified in Note 31. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 33 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the Nevada reportable segment. The PT Newmont Minahasa Raya matters relate to the Other Operations reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Yandal Operations Pty Limited matter relates to the Australia/New Zealand reportable segment. The PTNNT matters relate to the Batu Hijau reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2008 and 2007, $617 and $569, respectively, were accrued for reclamation costs relating to mineral properties in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The current portions of $49 and $57 at December 31, 2008 and 2007, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $163 and $125 were accrued for such obligations at December 31, 2008 and 2007, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 126% greater or 7% lower than the amount accrued at December 31, 2008. The amounts accrued for these matters are reviewed periodically based upon

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

Details about certain of the more significant matters involved are discussed below.

Dawn Mining Company LLC (“Dawn”) — 51% Newmont Owned

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

On July 14, 2008, after a bench trial, the Court held Newmont liable under CERCLA as an “operator” of the Midnite Mine. The Court previously ruled on summary judgment that both the U.S. Government and Dawn were liable under CERCLA. On October 17, 2008 the Court issued its written decision in the bench trial. The Court found Dawn and Newmont jointly and severally liable under CERCLA for past and future response costs, and ruled that each of Dawn and Newmont are responsible to pay one-third of such costs. The Court also found the U.S. Government liable on Dawn’s and Newmont’s contribution claim, and ruled that the U.S. Government is responsible to pay one-third of all past and future response costs. In November 2008, all parties appealed the Court’s ruling. Also in November 2008, the EPA issued an Administrative Order pursuant to Section 106 of CERCLA ordering Dawn and Newmont to conduct water treatment, testing and other preliminary remedial actions. However, the issue of whether the EPA’s preferred remedy is consistent with the National Contingency Plan has not yet come before the Court.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Idarado Mining Company (“Idarado”) — 80.1% Newmont Owned

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

Newmont Capital Limited (“Newmont Capital”) — 100% Newmont Owned

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

Newmont USA Limited — 100% Newmont Owned

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

Grass Valley.  On February 3, 2004, the City of Grass Valley, California brought suit against Newmont under CERCLA in the U.S. District Court for the Northern District of California. This matter involves an abandoned mine adit on property previously owned by a predecessor of Newmont and currently owned by the City of Grass Valley. The complaint alleges that the adit is discharging metals-bearing water into a stream on the property, in concentrations in excess of current EPA drinking water standards. On February 4, 2009, this matter was fully resolved by settlement. Pursuant to the settlement, Newmont has agreed to manage the water discharge on an ongoing basis.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PT Newmont Minahasa Raya (“PTNMR”) — 80% Newmont Owned

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Resurrection Mining Company (“Resurrection”) — 100% Newmont Owned

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

In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site and the defendants collectively implemented those orders by constructing a water treatment plant, which was placed in operation in early 1992. Remaining remedial work for this area consists of water treatment plant operation and continuing environmental monitoring and maintenance activities. The parties also entered into a consent decree with respect to the remaining areas at the site, which apportioned liabilities and responsibilities for these areas. The EPA approved remedial actions for selected components of Resurrection’s portion of the site, which actions were initiated in 1995, but the EPA did not select the final remedy for the site at that time.

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

Other Legal Matters

Minera Yanacocha S.R.L. (“Yanacocha”) — 51.35% Newmont Owned

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

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims. In April 2008, the Peruvian Supreme Court upheld the validity of these settlement agreements, which should result in the dismissal of all claims brought by previously settled plaintiffs. Yanacocha has also entered into settlement agreements with approximately 350 additional plaintiffs. The claims asserted by approximately 200 plaintiffs remain. Neither Newmont nor Yanacocha can reasonably estimate the ultimate loss relating to such claims.

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

Newmont Yandal Operations Pty Ltd (“NYOL”) — 100% Newmont Owned

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

PT Newmont Nusa Tenggara (“PTNNT”) — 45% Newmont Owned

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

Initial arbitration matter

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore the Newmont-Sumitomo partnership was required to offer a 3% interest in PTNNT for sale in 2006 and an additional 7% interest in each of 2007 through 2010. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesian government in 2006 and an offer for an additional 7% interest was made in each of 2007 and 2008. A further 7% interest in the shares of PTNNT will be

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offered for sale in March 2009. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, the Newmont-Sumitomo partnership agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. The Indonesian government has subsequently stated that it will not approve the transfer of shares under this agreement. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (“DEMR”) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work, and threatening to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008, which date was extended to March 3, 2008. A second Notice of Default was received relating to the alleged failure to divest the 2008 shares as well. On March 3, 2008, the Indonesian government filed for international arbitration as provided under the Contract of Work, as did PTNNT. In the arbitration proceeding, PTNNT seeks a declaration that the Indonesian government is not entitled to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Indonesian government seeks declarations that PTNNT is in default of its divestiture obligations, that the government may terminate the Contract of Work, and that PTNNT must cause shares subject to divestiture to be sold to certain local governments. The international arbitration panel has been appointed and a hearing was held in Jakarta in December 2008. A ruling is expected in the first half of 2009. Newmont and its Sumitomo partnership believe there is no basis for terminating the Contract of Work, and PTNNT is vigorously defending the matter.

Second arbitration matter

In 1997, to enable development of the Batu Hijau mine, PTNNT secured an aggregate $1,000 in financing from the United States Export-Import Bank, the Japan Bank for International Cooperation (formerly the Japan Export-Import Bank), and Kreditanstalt fur Wiederaufbau (the German Export-Import Bank) (collectively, the “Senior Lenders”). The Senior Lenders required the shareholders of PTNNT to pledge 100% of the shares of PTNNT as security for repayment of the loans. As part of that process, on October 30, 1997, the Minister of Energy and Mineral Resources approved the share pledge arrangements.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $19 per year in 2009 through 2013 and $93 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2008 and 2007, there were $778 and $662, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 34	UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$1,943	$1,522	$1,392	$1,342
Gross profit(1)	$962	$571	$384	$359
Income from continuing operations	$364	$279	$177	$9
Income (loss) from discontinued operations	$6	$(2)	$19	$1
Net income	$370	$277	$196	$10
Income from continuing operations, per common share, basic	$0.81	$0.61	$0.39	$0.02
Income from discontinued operations, per common share, basic	$0.01	$—	$0.04	$—

Net income per common share, basic	$0.82	$0.61	$0.43	$0.02

Income from continuing operations, per common share, diluted	$0.80	$0.61	$0.39	$0.02
Income from discontinued operations, per common share, diluted	$0.01	$—	$0.04	$—

Net income per common share, diluted	$0.81	$0.61	$0.43	$0.02

Basic weighted-average shares outstanding	453	454	454	454
Diluted weighted-average shares outstanding	457	456	455	455
Dividends declared per common share	$0.10	$0.10	$0.10	$0.10
Closing price of common stock	$45.30	$52.16	$38.76	$40.70

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$1,224	$1,276	$1,616	$1,410
Gross profit (loss)(1)	$285	$(163)	$739	$545
Income (loss) from continuing operations	$40	$(401)	$331	$(933)
Income (loss) from discontinued operations	$28	$(1,661)	$66	$644
Net income (loss)	$68	$(2,062)	$397	$(289)
Income (loss) from continuing operations, per common share, basic	$0.09	$(0.89)	$0.73	$(2.06)
Income (loss) from discontinued operations, per common share, basic	$0.06	$(3.68)	$0.15	$1.43

Net income (loss) per common share, basic	$0.15	$(4.57)	$0.88	$(0.63)

Income (loss) from continuing operations, per common share, diluted	$0.09	$(0.89)	$0.73	$(2.06)
Income (loss) from discontinued operations, per common share, diluted	$0.06	$(3.68)	$0.15	$1.43

Net income (loss) per common share, diluted	$0.15	$(4.57)	$0.88	$(0.63)

Basic weighted-average shares outstanding	451	451	452	452
Diluted weighted-average shares outstanding	452	451	453	452
Dividends declared per common share	$0.10	$0.10	$0.10	$0.10
Closing price of common stock	$41.99	$39.06	$44.73	$48.83

(1)	Revenues less Costs applicable to sales, Loss on settlement of price-capped forward sales contracts, Midas redevelopment, Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant after-tax adjustments were as follows:

Fourth quarter 2008:  (i) a $111 ($0.24 per share, basic) loss on the impairment of marketable equity securities and other assets and (ii) a $18 ($0.04 per share, basic) loss on reclamation obligations at non-operating properties;

Third quarter 2008:  (i) a $27 ($0.06 per share, basic) loss on the impairment of marketable equity securities and other assets; (ii) a $19 ($0.04 per share, basic) gain on the sale of exploration property; (iii) a $9 ($0.02 per share, basic) loss on reclamation obligations at non-operating properties;

Second quarter 2008:  (i) a $41 ($0.09 per share, basic) loss on reclamation obligations at non-operating properties; (ii) a $34 ($0.08 per share, basic) loss on the impairment of marketable equity securities and (iii) a $5 ($0.01 per share, basic) loss related to the Western Australia gas interruption;

First quarter 2008:  (i) a $22 ($0.04 per share, basic) loss on the impairment of marketable equity securities;

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

NOTE 35	SUBSEQUENT EVENTS

On January 27, 2009, the Company entered into a definitive sale and purchase agreement with AngloGold Ashanti Australia Limited to acquire its 33.33% interest in the Boddington project in Western Australia. Upon expected completion of the acquisition, Newmont will own 100% of the project. Consideration for the acquisition consists of $750 payable in cash at closing, $240 payable in cash and/or Newmont common stock, at the Company’s option, in December 2009, and a royalty capped at $100, equal to 50% of the average realized operating margin (if any) exceeding $600 per ounce, payable on one-third of gold sales from Boddington. The valuation date for the transaction is January 1, 2009 and the transaction is expected to close in March 2009, subject to satisfaction or waiver of certain conditions and approvals.

On February 3, 2009, the Company completed a public offering of $518 convertible senior notes, including notes offered to cover over-allotments, maturing on February 15, 2012 for net proceeds of $504 after deducting the underwriters discount and estimated expenses of the offering. The notes will pay interest semi-annually at a rate of 3.00% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock.

On February 3, 2009, the Company completed a public offering of 34,500,000 shares of common stock, including shares offered to cover over-allotments, at a price of $37.00, for net proceeds of $1,233 after deducting the underwriters discount and estimated expenses of the offering. Such

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offerings were made pursuant to our automatic shelf registration statement on Form S-3. See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Shelf Registration Statement.

The following table represents the pro-forma capitalization of the Company assuming the completion of the public offerings of the convertible senior notes and common stock noted above as well as the impact of the adoption of FSP APB 14-1. FSP APB 14-1 applies to convertible debt instruments and requires that the liability and equity components of convertible debt instruments within the scope be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented.

	Total Capitalization as of
	December 31, 2008
		Pro-Forma	Pro-Forma
	Actual	Adjustments	Balance

Cash, cash equivalents, marketable securities and other short-term instruments	$447	$1,737	$2,184

Long-term debt, including current portion:
3.00% Convertible Senior Notes due 2012	$—	$444	$444
1.250% Convertible Senior Notes due 2014	575	(127)	448
1.625% Convertible Senior Notes due 2017	575	(174)	401
Other debt	2,392	—	2,392

Total long-term debt	$3,542	$143	$3,685

Stockholders’ equity:
Common stock	$709	$55	$764
Additional paid-in capital	6,639	1,444	8,083
Accumulated other comprehensive loss	(253)	—	(253)
Retained earnings (deficit)	7	(30)	(23)

Total stockholders’ equity	$7,102	$1,469	$8,571

Total capitalization	$10,644	$1,612	$12,256

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Information concerning Newmont’s directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Newmont’s executive officers is set forth under Item 4A of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2008 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)(1)	(c)

Equity compensation plans approved by security holders(2)	6,614,823(3)	$43.88	13,514,010	(4)
Equity compensation plans not approved by security holders	547,275(5)	$24.00	—
TOTAL	7,162,098	$38.03	13,514,010

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of director stock units and restricted stock units.

(2)	Newmont’s 2005 Stock Incentive Plan was approved by the stockholders on April 27, 2005. A maximum of 20,000,000 shares of Newmont’s Common Stock were authorized to be issued under this plan. Out of this maximum number of shares, no more than 10,000,000 shares may be awarded as restricted stock and other stock based awards and no more than 1,000,000 shares may be awarded as non-employee director stock awards. In addition, no more than 1,000,000 shares may be awarded without agreements providing for vesting in full in three years or more, subject to certain exceptions such as shares subject to performance-based conditions.

(3)	This number does not include 8,526 shares of common stock issuable upon exercise of outstanding options granted under certain equity plans assumed by Newmont in acquisitions. The weighted average exercise price of outstanding options granted under the assumed plans as of

December 31, 2008 was $20.12. Newmont cannot grant any additional options or awards under these assumed plans.

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

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 18, 2009, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 87 above.

(b)	Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/s/ Alan R. Blank
Alan R. Blank
Executive Vice President, Legal and External Affairs

February 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2009.

Signature	Title

* Richard T. O’Brien	President, Chief Executive Officer and Director (Principal Executive Officer)

* Russell Ball	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Roger P. Johnson	Vice President and Chief Accounting Officer (Principal Accounting Officer)

Glen A. Barton*	Director

Vincent A. Calarco*	Director

Joseph A. Carrabba*	Director

Noreen Doyle*	Director

Veronica M. Hagen*	Director

Michael S. Hamson*	Director

S-1

Signature		Title

Robert J. Miller*		Director

John B. Prescott*		Director

Donald C. Roth*		Director

James V. Taranik*		Director

Simon R. Thompson*		Director

*By:	/s/ Alan R. Blank Alan R. Blank Attorney-in-Fact

S-2

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Agreement dated October 8, 2007, among Registrant, Newmont Mining B.C. Limited and Miramar Mining Corporation. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2007 and Exhibit 7.3 to Registrant’s Schedule 13D filed with the Securities and Exchange Commission on October 9, 2007.
2.2	—	Acquisition Agreement, dated November 30, 2007, between Registrant and Franco-Nevada Corporation. Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on December 26, 2007.
3.1	—	Certificate of Incorporation of Registrant. Incorporated herein by reference to Appendix F to the Registrant’s Registration Statement on Form S-4 (File No. 333-76506), filed with the Securities and Exchange Commission on January 10, 2002.
3.2	—	Certificate of Designations of Special Voting Stock. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.
3.3	—	Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.
3.4	—	Certificate of Designations of $3.25 Convertible Preferred Stock of Registrant. Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its $3.25 convertible preferred stock, filed with the Securities and Exchange Commission on February 15, 2002.
3.5	—	By-laws of the Registrant as amended and restated effective April 24, 2007, Incorporated by reference to Exhibit 3(1) to Registrant’s Form 10-Q for March 31, 2007, and filed with the Securities and Exchange Commission on April 27, 2007.
4.1	—	Indenture, dated as of March 22, 2005, among Newmont Mining Corporation, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.
4.2	—	Form of 5.875% Note due 2035 issued pursuant to Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.
4.3	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A. relating to 1.250% Convertible Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
4.4	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A relating to 1.625% Convertible Senior Notes due 2017. Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
4.5	—	Indenture, dated as of February 3, 2009, by and among Newmont Mining Corporation, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 3.00% Convertible Senior Note due 2012).Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.

Exhibit
Number		Description

4.6	—	Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
4.7	—	Lease dated as of September 30, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and Shawmut Bank Connecticut, National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
4.8	—	Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
4.9	—	See footnote(1).
10.1	—	Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008, filed herewith.
10.2	—	Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008, filed herewith.
10.3	—	1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.4	—	1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.5	—	2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.
10.6	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1996 Employees Stock Plan. Incorporated herein by reference to Exhibit 99.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.
10.7	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
10.8	—	Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

Exhibit
Number		Description

10.9	—	Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
10.10	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.
10.11	—	Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.
10.12	—	Award Agreement for Richard O’Brien dated April 30, 2007 to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period March 31, 2007, filed with the Securities and Exchange Commission on April 27, 2007.
10.13	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan, filed herewith
10.14	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan, filed herewith.
10.15	—	Form of Award Agreement used for non-employee directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.
10.16	—	Annual Incentive Compensation Payroll Practice of the Registrant, amended and restated effective January 1, 2007. Incorporated by reference to Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.17	—	Employee Performance Incentive Compensation Payroll Practice of Registrant, amended and restated effective January 1, 2007. Incorporated herein by reference to Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.18	—	Senior Executive Compensation Program effective as of January 1, 2008. Incorporated by reference to Exhibit 10.17 to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.19	—	Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.
10.20	—	Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant, filed herewith.
10.21	—	Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as Amended and Restated as of May 17, 2000. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit
Number		Description

10.22	—	Credit Agreement dated as of July 30, 2004, as amended and restated as of July 28, 2005, as amended and restated April 24, 2007, among Newmont Mining Corporation, Newmont USA Limited, JP Morgan Chase Bank, N.A., Australia and New Zealand Banking Group Limited, Banco Bilbao Vizcaya SA, Bank of Montreal Chicago Branch, The Bank of New York, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas, Calyon New York Branch, CIBC Inc., Citicorp USA Inc., Commonwealth Bank of Australia New York Branch, Deutsche Bank AG New York Branch, HSBC Bank USA, National Association, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, The Royal Bank of Scotland, plc, Societe Generale, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC, US Bank N.A. Incorporated by reference as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period March 31, 2007, filed with the Securities and Exchange Commission on April 27, 2007.
10.23	—	Summary of Non-Employee Director Compensation and Benefits, effective January 1, 2008. Incorporated by reference as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.24	—	Summary of Executive Compensation, filed herewith.
10.25	—	Purchase Agreement, dated as of July 11, 2007, by and among Newmont Mining Corporation, Newmont USA Limited and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Representatives of the several Initial Purchasers listed in Schedule I thereto. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.26	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.2 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.27	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.3 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.28	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.4 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007. 2007.
10.29	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.30	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.6 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.31	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.7 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.32	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.8 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit
Number		Description

10.33	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.9 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.34	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.10 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.35	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.11 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.36	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.12 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.37	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.13 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.38	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.14 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.39	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.15 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.40	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.16 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.41	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.17 to Registrant’s on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.42	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.18 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.43	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.19 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit
Number		Description

10.44	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.20 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.45	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.21 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.46	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.22 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.47	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.23 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.48	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.24 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.49	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.25 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.50	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.26 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.51	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.27 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.52	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.28 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.53	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.29 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.54	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.30 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.55	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.31 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit
Number		Description

10.56	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.32 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.57	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.58	—	Office Space and Office Services Agreement between Newmont (USA) Limited and Wayne W. Murdy effective January 1, 2008. Incorporated by reference as Exhibit 10.37 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.59	—	Sale and Purchase Agreement, dated as of January 27, 2009 with AngloGold Ashanti Australia Limited. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2009.
10.60	—	Contract of Work dated December 2, 1986, between the Government of the Republic of Indonesia and PT Newmont Nusa Tenggara. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on July 24, 2008.
12.1	—	Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.
21	—	Subsidiaries of Newmont Mining Corporation, filed herewith.
23.1	—	Consent of PricewaterhouseCoopers LLP, filed herewith.
24	—	Power of Attorney, filed herewith.
31.1	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.
31.2	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.
32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.
32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.
100 (2)	—	The following materials from the Annual Report on Form 10-K of Newmont Mining Corporation for the year ended December 31, 2008, filed on February 18, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Consolidated Income (Loss), (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Changes in Stockholders’ Equity, (iv) Statements of Consolidated Comprehensive (Loss) Income, (v) Statements of Consolidated Cash Flows, (vi) document and entity information, and (vii) related notes to these financial statements tagged as blocks of text.

(1)	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(2)	In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 100 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.